Form 10-Q
period 1996-03-31
FIDELITY NATIONAL CORP /GA/
filed 1996-05-13
CIK 822662

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended March 31, 1996
                                               --------------


                      Commission File Number:  0-22374
                                               -------

                         Fidelity National Corporation
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                      Georgia                                 58-1416811
        -------------------------------                   ------------------
        (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                   Identification No.)


       160 Clairemont Avenue, Suite 200
                Decatur, GA                                         30030
     --------------------------------------                       --------
    (Address of principal executive offices)                     (Zip Code)

                               (404) 371-5500
             --------------------------------------------------
            (Registrant's telephone number, including area code)


             ---------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

   Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                      Shares Outstanding at April 30, 1996
     --------------------------          ------------------------------------
     Common Stock, no par value                       4,608,383

                         FIDELITY NATIONAL CORPORATION

                                     INDEX


                                                                      PAGE NUMBER

Part I.        Financial Information

     Item 1.   Financial Statements

               Condensed Consolidated Statements of Condition
               March 31, 1996 (unaudited), and December 31, 1995              1

               Condensed Consolidated Statements of Income (unaudited)
               Three Months Ended March 31, 1996, and 1995                    2

               Condensed Consolidated Statements of Cash Flows (unaudited)
               Three Months Ended March 31, 1996, and 1995                    3

               Notes to Condensed Consolidated Financial Statements           4

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          5-8

Part II.       Other Information

     Item 4.   Submission of Matters to a Vote of Security Holders            8

     Item 5.   Other Information                                              8

     Item 6.   Exhibits and Reports on Form 8-K                               8

Signature Page                                                                9

                        PART I. - FINANCIAL INFORMATION

                         ITEM 1. - FINANCIAL STATEMENTS

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION




                                                                                        (UNAUDITED)
                                                                                         MARCH 31,              DECEMBER 31,
                                                                                           1996                    1995
                                                                                        -----------             ------------
ASSETS
    Cash and due from banks                                                             $ 19,361,724             $ 27,356,936
    Federal funds sold                                                                       508,225               10,002,754
    Investment securities available-for-sale                                              59,402,439               53,139,161
    Investment securities held-to-maturity (approximate fair
       value of $9,101,000 and $5,320,000 at March 31,
       1996, and December 31, 1995, respectively)                                          9,270,171                5,291,733
    Loans held for sale                                                                   81,195,774               47,112,535
    Loans, net of unearned income                                                        383,118,382              360,176,486
    Less:  Allowance for loan losses                                                       6,112,029                5,536,504
                                                                                        ------------             ------------
    Loans, net                                                                           377,006,353              354,639,982
    Premises and equipment, net                                                           11,094,261               10,588,433
    Other real estate                                                                      1,392,535                1,339,318
    Accrued interest receivable                                                            4,071,376                3,577,862
    Other assets                                                                          11,650,167               11,773,101
                                                                                        ------------             ------------
             Total assets                                                               $574,953,025             $524,821,815
                                                                                        ============             ============

LIABILITIES

    Deposits

        Noninterest-bearing demand deposits                                             $ 69,600,771             $ 75,120,501
        Interest-bearing deposits:
           Demand and money market                                                        99,921,650              107,475,974
           Savings                                                                        16,086,913               14,293,402
           Time deposits, $100,000 and over                                               80,231,193               65,503,961
           Other time deposits                                                           232,862,794              204,113,471
                                                                                        ------------             ------------
               Total deposits                                                            498,703,321              466,507,309
    Short-term borrowings                                                                 25,760,349                8,245,191
    Long-term debt                                                                        16,500,000               16,750,000
    Accrued interest payable                                                               2,618,716                2,606,802
    Other liabilities                                                                      3,936,377                2,950,233
                                                                                        ------------             ------------
           Total liabilities                                                            $547,518,763             $497,059,535
                                                                                        ============             ============
SHAREHOLDERS' EQUITY

    Common stock, no par value.  Authorized 5,000,000
       shares, issued 4,619,475 shares; outstanding 4,608,383
       shares in 1996 and 1995                                                            11,303,406               11,303,406
    Treasury shares, at cost.  11,092 shares in 1996 and 1995                                (69,325)                 (69,325)
    Net unrealized holding gains/(losses) on investment securities                           (68,539)                 689,774
    Retained earnings                                                                     16,268,720               15,838,425
                                                                                        ------------             ------------
           Total shareholders' equity                                                     27,434,262               27,762,280
                                                                                        ------------             ------------
           Total liabilities and shareholders' equity                                   $574,953,025             $524,821,815
                                                                                        ============             ============



See accompanying notes to condensed consolidated financial statements.

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                                                             THREE MONTHS ENDED MARCH 31,
                                                                                             ----------------------------
                                                                                             1996                    1995
                                                                                             ----                    ----
INTEREST INCOME
    Loans, including fees                                                                $12,576,780              $ 9,966,893
    Investment securities:
        Taxable                                                                            1,100,172                  938,083
        Tax-exempt                                                                               --                       360
    Federal funds sold                                                                        38,757                   19,311
    Deposits with other banks                                                                  2,158                    3,476
                                                                                         -----------              -----------
        Total interest income                                                             13,717,867               10,928,123

INTEREST EXPENSE

    Deposits                                                                               5,262,723                3,693,561
    Short-term borrowings                                                                    178,882                  232,498
    Long-term debt                                                                           395,302                   63,593
                                                                                         -----------              -----------
        Total interest expense                                                             5,836,907                3,989,652
                                                                                         -----------              -----------

NET INTEREST INCOME                                                                        7,880,960                6,938,471
    Provision for loan losses                                                              2,400,000                1,380,000
                                                                                         -----------              -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                        5,480,960                5,558,471

NONINTEREST INCOME

    Service charges on deposit accounts                                                      407,784                  343,251
    Credit card fees                                                                         573,303                  500,984
    Mortgage banking activities                                                            1,239,946                  448,275
    Securities gains, net                                                                     86,709                  102,407
    Other                                                                                  1,147,480                  589,972
                                                                                         -----------              -----------
        Total noninterest income                                                           3,455,222                1,984,889

NONINTEREST EXPENSE

    Salaries and employee benefits                                                         3,847,489                2,701,676
    Furniture and equipment                                                                  376,159                  326,581
    Net occupancy                                                                            543,050                  505,577
    Credit card processing and transaction                                                   617,368                  431,186
    Mortgage servicing amortization                                                          582,095                  136,000
    Other                                                                                  2,039,399                1,773,427
                                                                                         -----------              -----------
        Total noninterest expense                                                          8,005,560                5,874,447
                                                                                         -----------              -----------
        Income before income taxes                                                           930,622                1,668,913

    Income tax expense                                                                       327,514                  595,877
                                                                                         -----------              -----------

NET INCOME                                                                               $   603,108              $ 1,073,036
                                                                                         ===========              ===========

INCOME PER SHARE

        Net Income                                                                       $       .13              $       .23
                                                                                         ===========              ===========
Weighted average shares outstanding                                                        4,608,383                4,608,383
                                                                                         ===========              ===========


See accompanying notes to condensed consolidated financial statements.

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                             THREE MONTHS ENDED MARCH 31,
                                                                                           -----------------------------------
                                                                                           1996                           1995
                                                                                           ----                           ----


CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                          $   603,108                  $  1,073,036
        Adjustments to reconcile net income to net cash provided by operating activities:

        Provision for loan losses                                                         2,400,000                     1,380,000
        Depreciation and amortization of premises and
            equipment                                                                       308,998                       258,084
        Amortization of mortgage servicing rights                                           286,521                        72,464
        Other amortization and (accretion), net                                              (2,237)                      (16,879)
        Securities gains, net                                                               (86,660)                     (102,407)
        Decrease (increase) in loans held for sale                                      (34,083,239)                   (1,000,588)
        Net increase in accrued interest receivable                                        (493,514)                      (52,506)
        Net increase in accrued interest payable                                             11,914                       142,578
        Net increase in other assets                                                       (163,587)                     (204,835)
        Net increase in other liabilities                                                 1,450,917                       286,473
                                                                                       ------------                  ------------
          Net cash flows (used in) provided by operating activities                     (29,767,779)                    1,835,420

 CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of investment securities held to maturity                                  (2,978,438)                  (10,002,022)
     Maturities of investment securities held to maturity                                 2,000,000                     4,060,000
     Sales of investment securities available for sale                                    9,564,602                     8,082,968
     Purchase of investment securities available for sale                               (23,643,605)                   (1,616,800)
     Maturities of investment securities available for sale                               3,681,536                     2,046,344
     Loan originations, net of repayments                                               (24,766,371)                  (10,159,770)
     Purchases of mortgage servicing rights                                                     --                     (1,553,126)
     Purchases of premises and equipment                                                   (814,826)                     (440,519)
     Proceeds from other real estate                                                        (53,217)                       (3,311)
                                                                                       ------------                  ------------
        Net cash flows used in investing activities                                     (37,010,319)                   (9,586,236)
                                                                                       ------------                  ------------

 CASH FLOWS FROM FINANCING ACTIVITIES

     Net increase (decrease) in demand deposits, money market
         accounts, and savings accounts                                                 (11,280,543)                   (9,914,524)
     Net increase in time deposits                                                       43,476,555                    19,281,817
     Proceeds from issuance of long-term debt                                                   --                      1,000,000
     Repayment of long-term debt                                                           (250,000)                     (350,000)
     Increase (decrease) in short-term borrowings                                        17,515,158                    (2,269,958)
     Dividends paid                                                                        (172,813)                     (157,107)
                                                                                       ------------                  ------------
        Net cash flows provided by financing activities                                  49,288,357                     7,590,228
                                                                                       ------------                  -----------
        Net decrease in cash and cash equivalents                                       (17,489,741)                     (160,588)

 Cash and cash equivalents, beginning of period                                          37,359,690                    21,033,480
                                                                                       ------------                  ------------
 Cash and cash equivalents, end of period                                              $ 19,869,949                  $ 20,872,892
                                                                                       ============                  ============

 Supplemental disclosures of cash flow information:
     Cash paid during the period for:

     Total interest paid                                                               $  5,824,993                  $  3,847,074
                                                                                       ============                  ============

     Total income taxes paid                                                           $    600,000                  $     60,300
                                                                                       ============                  ============


See accompanying notes to condensed consolidated financial statements.

                         FIDELITY NATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                                 MARCH 31, 1996

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Fidelity National Corporation and Subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. All such adjustments are normal recurring accruals. Operating results for the three-month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Effective January 1, 1996, the Company modified its classification of credit card charge-offs. In prior years, the Company charged off all accrued interest and principal against the allowance for loan losses. Beginning January 1, 1996, the Company commenced reversing current period accrued interest-related income on credit card loans being charged off to interest income. For the period ended March 31, 1996, $298,000 of such costs had been reversed. Prior period statements have not been restated for this change. The change was made to be consistent with industry practice.

Note B - Shareholders' Equity

During the period ended March 31, 1995 and 1996, the Company declared dividends totaling $157,107 and $172,815 respectively.

               ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis reviews important factors affecting the financial condition at March 31, 1996, compared to December 31, 1995, and results of operations for the three-month period ended March 31, 1996, of Fidelity National Corporation and subsidiaries (Company). These comments should be read in conjunction with the Company's consolidated financial statements and accompanying notes appearing in this report.

STATEMENT OF CONDITION

Total assets were $575.0 million at March 31, 1996, compared to $524.8 million at December 31, 1995, a 9.6% increase. Total loans increased $57.0 million, or 14.0%, to $464.3 million at March 31, 1996. The following schedule summarizes the Company's total loans at March 31, 1996, and December 31, 1995 (dollars in thousands):



                                                                               MARCH 31,                 DECEMBER 31,
TOTAL LOANS                                                                      1996                        1995
                                                                                --------                   --------
  Loans                                                                         $383,118                   $360,176
  Loans held for sale:
      Mortgage loans                                                              21,196                     12,113
      Consumer installment                                                        60,000                     35,000
                                                                                --------                   --------
         Total loans held for sale                                                81,196                     47,113
                                                                                --------                   --------
         Total loans                                                            $464,314                   $407,289
                                                                                ========                   ========

The following schedule summarizes the Company's asset quality position at March 31, 1996, and December 31, 1995 (dollars in thousands):


                                                                   MARCH 31, 1996                      DECEMBER 31, 1995
                                                                   --------------                      -----------------
Nonperforming assets
    Nonaccrual loans                                                   $3,241                                $3,084
    Other real estate owned                                             1,393                                 1,339
                                                                       ------                                ------
        Total nonperforming assets                                     $4,634                                $4,423
                                                                       ======                                ======

Loans 90 days past due                                                 $4,820                                $3,077
                                                                       ======                                ======

Allowance for loan losses                                              $6,112                                $5,537
                                                                       ======                                ======

Ratio of past due loans to loans                                         1.26%                                  .85%
                                                                       ======                                ======

Ratio of nonperforming assets to loans
and other real estate owned                                              1.21%                                 1.22%
                                                                       ======                                ======

Allowance to period-end loans                                            1.60%                                 1.56%
                                                                       ======                                ======

Allowance to nonperforming loans (coverage ratio)                        1.89x                                 1.80x
                                                                       ======                                ======



Management is not aware of any potential problem loans other than those disclosed in the table above, which includes all loans recommended for classification by regulators, which would have a material impact on asset quality.

Total deposits at March 31, 1996, were $498.7 million compared to $466.5 million at December 31, 1995, a 6.9% increase. During this period, total liabilities increased $50.5 million or 10.2% to $547.5 million. The increase in deposits occurred principally in time deposits which increased $43.5 million or 16.1%, and savings deposits which increased $1.8 million or 12.6%. Demand and money market deposits decreased $13.1 million or 7.7%.

Short-term borrowings which include federal funds purchased, securities sold under agreements to repurchase, and Federal Home Loan Bank borrowings increased $17.5 million since December 31, 1995, to $25.8 million at March 31, 1996.

The balance sheet growth was primarily funded by short-term borrowings and by the increase in total deposits, which was generated by expanding the market share in current communities.

CAPITAL RESOURCES AND LIQUIDITY

Shareholders' equity was $27.4 million at March 31, 1996, compared to $27.8 million at December 31, 1995. The $758,000 decline in net unrealized holding gains/losses on investment securities more than offset the $430,000 increase in retained earnings. Shareholders' equity as a percent of total assets was 4.8% at March 31, 1996, compared to 5.3% at December 31, 1995.

The purpose of liquidity management is to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Traditional sources of liquidity include asset maturities and growth of deposits. Other sources of funds such as securities sold under agreements to repurchase, and Federal Home Loan Bank borrowings are sources of liquidity which the Company has utilized. The Company has maintained adequate liquidity through cash flow from operating activities and core deposit growth to fund loan growth, and anticipates this will continue as the Company expands. The Company has unused sources of liquidity in the form of unused federal funds lines totaling $17.5 million, Federal Home Loan Bank borrowing lines totaling $18 million, and brokered deposit lines totaling $45 million at March 31, 1996.

There were no known trends, events, regulatory authority recommendations or uncertainties that the Company was aware of that will have or are likely to have a material effect on the Company's liquidity, capital resources or operations.

At March 31, 1996, based on the Federal Reserve Board's guidelines, the Company's tier I capital ratio was 5.57%, the total risk-based capital ratio was 9.61%, and the leverage ratio was 5.11%. These ratios are in excess of the Federal Reserve Board's requirements, as indicated in the Capital Adequacy schedule below (dollars in thousands):

CAPITAL ADEQUACY

                                  MARCH 31, 1996           DECEMBER 31, 1995
                                -------------------       -------------------
                                AMOUNT      PERCENT       AMOUNT      PERCENT
                                ------      -------       ------      -------
Tier I capital:
    Actual                      $27,068      5.57%        $26,606      6.15%
    Minimum                      19,440      4.00          17,309      4.00
    Excess                        7,628      1.57           9,297      2.15

Total risk-based capital:
    Actual                      $46,680      9.61%        $45,323      10.47%
    Minimum                      38,879      8.00          34,619      8.00
    Excess                        7,801      1.61          10,704      2.47

Tier I capital leverage ratio:
    Actual                                   5.11%                     5.42%
    Minimum acceptance                       3.00                      3.00
    Excess                                   2.11                      2.42



INTEREST RATE SENSITIVITY

The interest rate sensitivity structure within the Company's balance sheet at March 31, 1996, has a net interest sensitive liability gap of 2.05% when projecting out one year. In the near term, defined as 90 days, the Company currently has a net interest sensitivity asset gap of 2.97%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income.

INCOME STATEMENT

NET INTEREST INCOME

For the three months ended March 31, 1996, net interest income increased $942,000, or 13.6% over the three months ended March 31, 1995. This increase was primarily created by a $92.5 million increase in average earning assets to $489.9 million. The net interest margin, realized on average interest earning assets, for the first quarter of 1996 was 6.48%, as compared to 7.10% for the first quarter of 1995. The decrease in net interest margin was primarily due to increases in the cost of deposits.

PROVISION FOR LOAN LOSSES

The allowance for loan losses is established through provisions charged to operations. Such provisions are based on management's evaluation of the loan portfolio under current economic conditions, past loan and credit card loss experience, adequacy of underlying collateral, and such other factors which, in management's judgment, deserve recognition in estimating loan losses. Management believes the allowance for loan losses is adequate to provide for potential loan losses and that the risk of loss has declined in all categories of nonperforming assets.

The provision for loan losses for the first quarter of 1996 was $2.4 million compared to $1.4 million for the same period in 1995, an increase of 71.4%. Net charge-offs to average loans for the three months ended March 31, 1996, were
 .43% compared to .42% for the same period in 1995. The increase in the provision for loan losses was due to loan growth and an increase in credit card charge-off experience.

NONINTEREST INCOME

Noninterest income increased $1.5 million or 74% for the quarter ended March 31, 1996, compared to the same period in 1995. Income from mortgage banking activities, the Company's largest source of noninterest income, increased $792,000 primarily due to an increase in the volume of mortgage loans servicing activities and increased mortgage loan production. Also, brokerage activity income for the first quarter of 1996 was $813,000 compared to $354,000 for the same period of 1995.

NONINTEREST EXPENSE

Noninterest expense was $8.0 million for the first quarter 1996 compared to $5.9 million for the comparable period of 1995, a 35.6% increase. Salaries and benefits for the period increased 42.4% or $1.1 million to $3.8 million. Salaries and employee benefits expense accounted for 53.8% of the total increase in noninterest expense. The number of full time equivalent employees increased to 367 at March 31, 1996, from 270 at March 31, 1995. This increase was due to general corporate growth and the Company opening three bank branches and three loan production offices in Florida and South Carolina. Mortgage servicing rights amortization attributable to mortgage loans serviced and those which paid off during the first quarter of 1996 was $582,000 compared to $136,000 for the same period of 1995. Approximately $280,000 of this increase was due to a short-lived decline in long-term interest rates in December and January which caused a surge in mortgage loan prepayments.

The balance of the increases in noninterest expenses were primarily attributable to general corporate growth.

PROVISION FOR INCOME TAXES

The provision for income taxes for the first quarter of 1996 decreased $268,000 to $328,000 from the comparable period in 1995. This decrease was due to lower taxable income.

EARNINGS

The Company's first quarter 1996 net income was $603,000 or $.13 per share. This compares to $1,073,000 or $.23 per share for the first quarter of 1995. This is a 43.5% decrease in earnings per share.


                          PART II. - OTHER INFORMATION

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1996 SHAREHOLDERS' MEETING

The annual meeting of the shareholders of Fidelity National Corporation was held on Thursday, April 11, 1996, at the Company's office at 3490 Piedmont Road, Atlanta, Georgia. At the meeting, the shareholders elected nine directors to constitute the Board of Directors and to serve until the next annual meeting.

At the meeting, the shareholders also voted to increase the number of authorized shares of the Company's Common Stock from 5 million shares to 50 million shares. The increase in the authorized number of shares has no impact on the number of shares of Common Stock outstanding. The authorized number of shares represents the total shares the Company has the authority to issue if it elects to issue additional shares in the future. The Company has filed an amendment to its Articles of Incorporation to amend the number of authorized shares of Common Stock to 50 million to reflect the action taken by the shareholders.

                           ITEM 5. OTHER INFORMATION

On April 11, 1996, Fidelity National Corporation and Friendship Community Bank of Ocala, Florida, announced that a definitive agreement had been reached for Fidelity National to acquire Friendship Community Bank. The closing of the transaction is subject to several conditions, including the receipt of regulatory approval and approval of the agreement by the shareholders of Friendship Community Bank. At March 31, 1996, Friendship Community Bank had total assets of $25.5 million.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 3(d) Articles of Amendment to the Articles of Incorporation amending Article IV increasing the number of authorized shares of Common Stock, no par value, from 5,000,000 to 50,000,000.

     Exhibit 27 Financial Data Schedule (for SEC use only).

(b)  Reports on Form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             FIDELITY NATIONAL CORPORATION

Date: May 10, 1996                           BY: /s/ James B. Miller
                                                -------------------------------
                                                James B. Miller, Jr.
                                                Chief Executive Officer


Date: May 10, 1996                           BY: /s/ M. Howard Griffith, Jr.
                                                -------------------------------
                                                M. Howard Griffith, Jr.
                                                Chief Financial Officer