Form 10-Q
period 1996-06-30
FIDELITY NATIONAL CORP /GA/
filed 1996-08-06
CIK 822662

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended                   June 30, 1996
                               -------------------------------------------------


Commission File Number:         0-22374
                       ---------------------------------------------------------

                         Fidelity National Corporation
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Georgia                                      58-1416811
- --------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


160 Clairemont Avenue, Suite 200, Decatur, GA              30030
- --------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (404) 371-5500
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                      Shares Outstanding at July 31, 1996
     --------------------------           -----------------------------------
     Common Stock, no par value                        4,608,383

                         FIDELITY NATIONAL CORPORATION

                                     INDEX


                                                                                               Page Number
                                                                                               -----------
Part I.          Financial Information

      Item 1.    Financial Statements

                 Consolidated Statements of Condition (unaudited)
                 June 30, 1996 and December 31, 1995                                                 1

                 Consolidated Statements of Income (unaudited)
                 Three Months Ended June 30, 1996 and 1995
                 Six Months Ended June 30, 1996 and 1995                                             2

                 Consolidated Statements of Cash Flows (unaudited)
                 Six Months Ended June 30, 1996 and 1995                                             3

                 Notes to Consolidated Financial Statements                                          4

      Item 2     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                               5-8

Part II.         Other Information

      Item 4     Submission of Matters to a Vote of Security Holders                                 9

      Item 5     Other Information                                                                   9

      Item 6     Exhibits and Reports on Form 8-K                                                    9

Signature Page                                                                                       9


                         PART I - FINANCIAL INFORMATION
                         ITEM 1. - FINANCIAL STATEMENTS

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

                                                                   (Unaudited)
                                                                    June 30,             December 31,
                                                                      1996                   1995
                                                                  ------------           ------------
ASSETS
    Cash and due from banks                                       $ 31,193,784           $ 27,356,936
    Federal funds sold                                               1,612,912             10,002,754
    Investment securities available for sale                        66,941,972             53,139,161
    Investment securities held to maturity (approximate fair
         value of $5,896,000 and $5,320,000 at June 30,
         1996 and December 31, 1995, respectively)                   6,280,050              5,291,733

    Loans held for sale                                            102,185,855             47,112,535
    Loans, net of unearned income                                  423,019,793            360,176,486
    Less:  Allowance for loan losses                                 6,422,163              5,536,504
                                                                  ------------           ------------
    Loans, net                                                     416,597,630            354,639,982
    Premises and equipment, net                                     12,808,037             10,588,433
    Other real estate                                                1,379,778              1,339,318
    Accrued interest receivable                                      4,270,699              3,577,862
    Other assets                                                    11,571,439             11,773,101
                                                                  ------------           ------------
             Total assets                                         $654,842,156           $524,821,815
                                                                  ============           ============

LIABILITIES
    Deposits
         Noninterest-bearing demand deposits                      $ 71,660,181           $ 75,120,501
         Interest-bearing deposits:
             Demand and money market                               119,858,048            107,475,974
             Savings                                                22,659,975             14,293,402
             Time deposits, $100,000 and over                       85,408,040             65,503,961
             Other time deposits                                   279,751,126            204,113,471
                                                                  ------------           ------------
                 Total deposits                                    579,337,370            466,507,309
    Short-term borrowings                                           25,475,633              8,245,191
    Long-term debt                                                  16,500,000             16,750,000
    Accrued interest payable                                         3,078,119              2,606,802
    Other liabilities                                                3,263,739              2,950,233
                                                                  ------------           ------------
             Total liabilities                                     627,654,861            497,059,535

SHAREHOLDERS' EQUITY
    Common stock, no par value.  Authorized
      50,000,000 and 5,000,000 shares in 1996 and 1995,
      respectively, issued 4,619,475 shares; and
      outstanding 4,608,383 shares in 1996 and 1995,                11,303,406             11,303,406
    Treasury shares, at cost. 11,092 shares in 1996 and 1995           (69,325)               (69,325)
    Net unrealized holding (losses) gains on investment
      securities available for sale                                 (1,147,517)               689,774
    Retained earnings                                               17,100,731             15,838,425
                                                                  ------------           ------------
             Total shareholders' equity                             27,187,295             27,762,280
                                                                  ------------           ------------
             Total liabilities and shareholders' equity           $654,842,156           $524,821,815
                                                                  ============           ============

See accompanying notes to consolidated financial statements.

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                            Six Months Ended June 30,     Three Months Ended June 30,
                                           ---------------------------    ---------------------------
                                               1996            1995           1996            1995
                                           -----------     -----------    -----------     -----------
INTEREST INCOME
    Loans, including fees                  $26,175,479     $20,483,759    $13,598,699     $10,516,866
    Investment securities:
         Taxable                             2,365,799       1,915,028      1,265,627         976,945
         Tax-exempt                                  -             360              -               -
    Federal funds sold                         135,535         174,477         96,778         155,166
    Deposits with other banks                    4,515           4,650          2,357           1,174
                                           -----------     -----------    -----------     -----------
         Total interest income              28,681,328      22,578,274     14,963,461      11,650,151

INTEREST EXPENSE
    Deposits                                11,453,727       8,166,363      6,191,004       4,472,802
    Short-term borrowings                      362,784         359,151        183,903         126,653
    Long-term debt                             796,860         146,179        401,557          82,586
                                           -----------     -----------    -----------     -----------
         Total interest expense             12,613,371       8,671,693      6,776,464       4,682,041
                                           -----------     -----------    -----------     -----------

NET INTEREST INCOME                         16,067,957      13,906,581      8,186,997       6,968,110
    Provision for loan losses                5,400,000       3,090,000      3,000,000       1,710,000
                                           -----------     -----------    -----------     -----------
NET INTEREST INCOME AFTER PROVISION FOR
 LOAN LOSSES                                10,667,957      10,816,581      5,186,997       5,258,110

NONINTEREST INCOME
    Service charges on deposit accounts        834,722         717,109        426,938         373,858
    Credit card fees                         1,357,621       1,044,106        784,318         543,122
    Mortgage banking activities              3,504,479       1,262,730      2,264,533         814,455
    Securities gains, net                      282,530         241,273        195,821         138,866
    Other                                    2,500,818       1,342,376      1,353,338         752,404
                                           -----------     -----------    -----------     -----------
         Total noninterest income            8,480,170       4,607,594      5,024,948       2,622,705

NONINTEREST EXPENSE
    Salaries and employee benefits           8,180,888       5,548,006      4,333,399       2,846,330
    Furniture and equipment                    753,903         683,148        377,744         356,567
    Net occupancy                            1,105,384         939,042        562,334         462,096
    Credit card processing                   1,287,675         884,101        670,307         452,915
    Mortgage servicing amortization          1,024,021         314,208        441,926         178,208
    Other                                    4,274,062       3,698,582      2,234,663       1,896,524
                                           -----------     -----------    -----------     -----------
         Total noninterest expense          16,625,933      12,067,087      8,620,373       6,192,640
                                           -----------     -----------    -----------     -----------

         Income before income taxes          2,522,194       3,357,088      1,591,572       1,688,175

    Income tax expense                         914,262       1,194,747        586,748         598,870
                                           -----------     -----------    -----------     -----------

    NET INCOME                             $ 1,607,932     $ 2,162,341    $ 1,004,824     $ 1,089,305
                                           ===========     ===========    ===========     ===========

INCOME PER SHARE
         Net income                        $       .35     $       .47    $       .22     $       .24
                                           ===========     ===========    ===========     ===========

Average common shares                        4,608,383       4,608,383      4,608,383       4,608,383
                                           ===========     ===========    ===========     ===========


See accompanying notes to consolidated financial statements.

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                   Six Months Ended
                                                                                        June 30,
                                                                           --------------------------------
                                                                                1996              1995
                                                                           -----------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                $  1,607,932   $  2,162,341
    Adjustments to reconcile net income to net cash (used in)
          provided by operating activities:
         Provision for loan losses                                               5,400,000      3,090,000
         Depreciation and amortization of premises and equipment                   636,460        526,340
         Amortization of mortgage servicing rights                               1,024,021        314,208
         Additions of originated mortgage servicing rights                        (587,004)      (326,853)
         Other amortization and (accretion), net                                    (9,784)       (32,825)
         Securities gains, net                                                    (282,530)      (241,262)
         Increase in loans held for sale                                       (55,073,320)    (3,749,337)
         Net increase in accrued interest receivable                              (692,837)      (100,534)
         Net increase in accrued interest payable                                  471,317        429,192
         Net (increase) decrease in other assets                                  (235,355)     1,261,903
         Net (decrease) increase in other liabilities                            1,439,587     (1,751,921)
                                                                              ------------   ------------
             Net cash flows (used in) provided by operating activities         (46,301,513)     1,581,252

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of investment securities held to maturity                        (10,359,729)    (7,020,330)
    Maturities of investment securities held to maturity                        12,381,291      4,060,000
    Sales of investment securities available for sale                           17,982,241      9,980,446
    Purchase of investment securities available for sale                       (42,600,395)    (7,283,715)
    Maturities of investment securities available for sale                       5,134,406      2,645,705
    Loan originations, net of repayments                                       (67,451,848)   (25,505,309)
    Purchases of mortgage servicing rights                                               -     (1,570,963)
    Purchases of premises and equipment                                         (2,856,064)      (850,256)
    Proceeds from sale of other real estate                                         53,740        688,955
                                                                              ------------   ------------
             Net cash flows used in investing activities                       (87,716,358)   (24,855,467)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in demand deposits,
         Money market accounts, and savings accounts                            17,288,327      2,966,382
    Net increase in time deposits                                               95,541,734     24,842,071
    Proceeds from issuance of long-term debt                                             -      1,000,000
    Repayment of long-term debt                                                   (250,000)      (495,000)
    Increase (decrease) in short-term borrowings                                17,230,442     (5,844,011)
    Dividends paid                                                                (345,626)      (314,214)
                                                                              ------------   ------------
         Net cash flows provided by financing activities                       129,464,877     22,155,228
                                                                              ------------   ------------
         Net decrease in cash and cash equivalents                              (4,552,994)    (1,118,987)

Cash and cash equivalents, beginning of period                                  37,359,690     21,033,480
                                                                              ------------   ------------
Cash and cash equivalents, end of period                                      $ 32,806,696   $ 19,914,493
                                                                              ============   ============

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
    Total interest paid                                                       $ 11,998,619   $  8,242,501
                                                                              ============   ============
    Total income taxes paid                                                   $  1,005,556   $  1,231,800
                                                                              ============   ============

See accompanying notes to consolidated financial statements.

                         FIDELITY NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1996


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Fidelity National Corporation and Subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. All such adjustments are normal recurring accruals. Operating results for the three-month and six-month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Effective January 1, 1996, the Company modified its classification of credit card charge-offs. In prior years, the Company charged off all accrued interest and principal against the allowance for loan losses. Beginning January 1, 1996, the Company commenced reversing current period accrued interest-related income on credit card loans being charged off to interest income. For the three-month and six-month periods ended June 30, 1996, $418,000 and $716,000, respectively, of such costs had been reversed. Prior period statements have not been restated for this change. The change was made to be consistent with industry practice.

Note B - Shareholders' Equity

During the period ended June 30, 1995 and 1996, the Company declared and paid dividends totaling $314,214 and $345,626, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis reviews important factors affecting the financial condition at June 30, 1996, compared to December 31, 1995, and results of operations for the three month and the six-month periods ended June 30, 1996, of Fidelity National Corporation and subsidiaries (Company). These comments should be read in conjunction with the Company's consolidated financial statements and accompanying notes appearing in this report.

ASSETS

Total assets were $655 million at June 30, 1996, compared to $525 million at December 31, 1995, a 24.8% increase. Loans, net of unearned income increased $63 million or 17.5% to $423 million and loans held for sale increased $55 million or 117.0% to $102 million at June 30, 1996. The significant loan growth was primarily a result of further expansion in the Company's indirect automobile lending activities.

The following schedule summarizes the Company's total loans at June 30, 1996, and December 31, 1995 (dollars in thousands):

                                              June 30,           December 31,
                                                1996                1995
                                              ---------          ------------
TOTAL LOANS
Loans, net of unearned income                 $423,020             $360,176
Loans held for sale:
   Mortgage loans                                9,786               12,113
   Consumer installment                         92,400               35,000
                                              --------             --------
   Total loans held for sale                   102,186               47,113
                                              --------             --------

   Total loans                                $525,206             $407,289
                                              ========             ========

ASSET QUALITY

The following schedule summarizes the Company's asset quality position at June 30, 1996, and December 31, 1995 (dollars in thousands):

                                              June 30,           December 31,
                                                1996                1995
                                              ---------          ------------
Nonperforming assets
   Nonaccrual loans                            $3,442               $3,084
   Other real estate owned                      1,380                1,339
                                               ------               ------
      Total nonperforming assets               $4,822               $4,423
                                               ======               ======

Loans 90 days past due                         $3,901               $3,077
                                               ======               ======

Allowance for possible loan losses             $6,422               $5,537
                                               ======               ======

Ratio of past due loans to loans                  .92%                 .85%
                                               ======               ======
Ratio of nonperforming assets to loans
and other real estate owned                      1.14%                1.22%
                                               ======               ======

Allowance to period-end loans                    1.52%                1.54%
                                               ======               ======

Allowance to nonperforming loans
   (coverage ratio)                              1.87%                1.80%
                                               ======               ======

Management is not aware of any potential problem loans other than those disclosed in the table above, which includes all loans recommended for classification by regulators, which would have a material impact on asset quality.

DEPOSITS

Total deposits at June 30, 1996 were $579 million compared to $467 million at December 31, 1995 a 24.0% increase. During this period total liabilities increased $131 million or 26.4% to $628 million. The increase in deposits occurred principally in time deposits which increased $96 million or 37.5%. Included in time deposits at June 30, 1996 were $35 million of brokered deposits. There were no brokered deposits at December 31, 1995. Demand and money market deposits increased $9 million or 4.9% and savings deposits increased $9 million or 64.3%.

The balance sheet growth was primarily funded by the increase in total deposits which was generated by expanding market share in current communities and the acquisition of $35 million of brokered deposits.

LIQUIDITY AND SOURCES OF CAPITAL

Shareholders' equity was $27.2 million at June 30, 1996, compared to $27.8 million at December 31, 1995. The $1.8 million decrease in net unrealized holding gains on investment securities available for sale was the primary cause of the decreases. Shareholders' equity as a percent of total assets was 4.2% at June 30, 1996 compared to 5.3% at December 31, 1995.

The purpose of liquidity management is to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Traditional sources of liquidity include asset maturities and growth of deposits, including brokered deposits. Other sources of funds, such as securities sold under agreements to repurchase and Federal Home Loan Bank borrowings, are sources of liquidity which the Company has utilized. The Company has maintained adequate liquidity through cash flow from operating activities, core deposit growth and the occasional use of brokered deposits to fund loan growth and anticipates this will continue as the Company expands. The Company has unused sources of liquidity in the form of unused federal funds lines totalling $18.0 million and Federal Home Loan Bank advance lines totalling $35.0 million at June 30, 1996.

There were no known trends, events, regulatory authority recommendations or uncertainties that the Company was aware of that will have or are likely to have a material effect on the Company's liquidity, capital resources or operations.

At June 30, 1996, based on the Federal Reserve Board's guidelines, the Company's tier I capital ratio was 5.00%, the total risk-based capital ratio was 8.65%, and the leverage ratio was 4.56%. These ratios are in excess of the Federal Reserve Board's requirements, as indicated in the Capital Adequacy schedule below (dollars in thousands):

                                                 June 30, 1996                         December 31, 1995
                                          ---------------------------              -------------------------
                                          Amount              Percent              Amount            Percent
                                          ------              -------              ------            -------
Tier I capital:

    Actual                                $27,915               5.00%              $26,606             6.15%
    Minimum                                22,338               4.00                17,309             4.00
    Excess                                  5,577               1.00                 9,297             2.15


                                                 June 30, 1996                         December 31, 1995
                                          ---------------------------              -------------------------
                                          Amount              Percent              Amount            Percent
                                          ------              -------              ------            -------
Total risk-based capital:

    Actual                                $48,295               8.65%              $45,323            10.47%
    Minimum                                44,676               8.00                34,619             8.00
    Excess                                  3,619                .65                10,704             2.47

Tier I capital leverage ratio:

    Actual                                                      4.56%                                  5.42%
    Minimum acceptable                                          3.00                                   3.00
    Excess                                                      1.56                                   2.42


INTEREST RATE SENSITIVITY

The interest rate sensitivity structure within the Company's balance sheet at June 30, 1996, has a net interest sensitive liability gap of 7.06% when projecting out one year. In the near term, defined as 90 days, the Company currently has a net interest sensitivity asset gap of 11.45%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income.

EARNINGS

Net income for the second quarter ended June 30, 1996, was $1,005,000 compared to $1,089,000 for the second quarter of 1995, a 7.7% decrease. Net income per share was $.22 for the second quarter of 1996, compared to $.24 for the same period in 1995.

The Company's net income was $1,608,000, or $.35 per share for the six months ended June 30, 1996. This compared to net income of $2,162,000 for the six months ended June 30, 1995, a 25.6% decrease.

NET INTEREST INCOME

Net interest income for the second quarter of 1996 was $8.2 million compared to $7.0 million for 1995. The $142 million increase in average earning assets in 1996 over the comparable period in 1995 more than offset the increase in interest expense attributable to the $147 million increase in average interest bearing liabilities and the 23 basis point decline in net interest margin.

For the six months ended June 30, 1996, net interest income increased $2.2 million, or 15.8% over the six months ended June 30, 1995. This increase was primarily created by a $117 million increase in average earning assets to $526 million. The net interest margin for the second quarter and first half of 1996, were 5.92% and 6.19%, respectively, compared to 6.67% and 6.88%, respectively for the same periods of 1995. The decreases in net interest margin were due primarily to the increase in indirect auto loans held for sale, the increased cost of deposits and increased volume of long term debt.

PROVISION FOR LOAN LOSSES

The allowance for loan losses is established through provisions charged to operations. Such provisions are based on management's evaluation of the loan portfolio under current economic conditions, past loan and credit card loss experience, adequacy of underlying collateral, and such other factors which, in management's judgment, deserve recognition in estimating loan losses. Management believes the allowance for loan losses is adequate to provide for potential loan losses.

The provision for loan losses for the second quarter of 1996 was $3.0 million compared to $1.7 million for the comparable period of 1995. Year to date, the 1996 provision for loan losses was $5.4 million compared to $3.1 million for the same period in 1995, an increase of 74.2%. These increases were a result of loan growth and the increases in net charge-offs, primarily credit card related. Net charge-offs to average loans on an annualized basis for the six months ended June 30, 1996, were 2.01% compared to 1.89% for the same period in 1995.

NONINTEREST INCOME

Noninterest income was $5.0 million for the second quarter of 1996 compared to $2.6 million in 1995, a 92.3% increase. For the six months ended June 30, 1996, noninterest income increased $3.8 million to $8.5 million or 136.1% over the same period in 1995. Noninterest income in the second quarter and year to date 1996 benefited from a $1.1 million gain on the sale of mortgage servicing rights. There were no such sales in 1995. Year to date noninterest income also benefited from a $905,000 increase in brokerage fee income and a $353,000 increase in mortgage servicing fee income.

NONINTEREST EXPENSE

Noninterest expense for the three months ended June 30, 1996, was $8.6 million compared to $6.2 million for the comparable period of 1995, a 38.7% increase. Noninterest expense was $16.6 million for the six months ended June 30, 1996 compared to $12.1 million for the comparable period of 1995, a 37.2% increase. The increase in salaries and benefits for the second quarter and first half of 1996 accounted for 57.7% and 58.9% of the total increase in noninterest expense over the comparable periods in 1995.

The number of full time equivalent employees has increased from 289 on June 30, 1995 to 388 at June 30, 1996. This increase was due to general corporate growth and the Company opening of four bank branches in the greater Atlanta metropolitan area and three loan production offices in Florida and South Carolina.

Mortgage servicing rights amortization attributable to mortgage loans serviced and those which paid off during the second quarter of 1996 and 1995 was $442,000 and $178,000, respectively. Year to date amortization of mortgage servicing rights was $1,024,000 compared to $314,000 for the first half of 1995. Amortization due to loans prepaying began to decline in the second quarter as mortgage interest rates continued to climb.

PROVISION FOR INCOME TAXES

The provision for income taxes for the second quarter and the first half of 1996 was $587,000 and $914,000, respectively, compared to $599,000 and $1,195,000, respectively, for the same periods in 1995. These changes were due to changes in taxable income.

                          PART II - OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Fidelity National Corporation was held on April 12, 1996. At the annual meeting of shareholders, the Board of Directors were reelected to serve until the next annual meeting of shareholders. The holders of not less than 3,243,553 shares of common stock voted for each of the nominees, and the holders of 2,420 shares of common stock withheld their vote for each of the nominees. Additionally, shareholders voted 3,230,573 shares in favor of increasing the number of authorized shares of common stock, no par value, from 5,000,000 to 50,000,000 shares. Holders of 1,100 shares of common stock voted against the increase in shares and holders of 5,500 shares abstained.

ITEM 5 - OTHER INFORMATION

On July 30, 1995, Fidelity National Bank ("Bank") sold motor vehicle retail installment sale contracts ("Receivables") secured by new or used automobiles, light duty trucks, vans and minivans pursuant to the Pooling and Servicing Agreement between Fidelity National Bank and The Bank of New York as Trustee of the Fidelity Grantor Trust 1996-1 ("Trust"). The principal amount of the Receivables sold was $92,406,239.80. The purchase was financed by the Trust by the issuance of $92,406,239.80 6.85% Asset Back Certificates ("Certificates"). The certificates were initially purchased by Salomon Brothers Inc. and sold by it to Qualify Institutional Buyers and Institutional Credit Investors.

Pursuant to the Pooling and Servicing Agreement, the Bank will act as servicer of the Receivables owned by the Trust. The sale price was $92,406,239.80 plus accrued interest at 6.85% from July 1, 1996, to the date of closing, July 30, 1996.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 10 - Pooling and Servicing Agreement dated as of July 1, 1996 between Fidelity National Bank ("Bank") and The Bank of New York as Trustee of the Fidelity Grantor Trust 1996-1 and letter agreement between the Bank and Salomon Brothers Inc. dated July 25, 1996.

         (b)     Reports on Form 8-K

         (c)     Exhibit 27 - Financial Data Schedule (for SEC use only)

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FIDELITY NATIONAL CORPORATION
                                       -----------------------------
                                                (Registrant)

Date: August 2, 1996                   BY:      /s/ James B. Miller, Jr.
                                                ----------------------------
                                                James B. Miller, Jr.
                                                Chief Executive Officer


Date: August 2, 1996                            /s/ M. Howard Griffith, Jr.
                                                ----------------------------
                                                M. Howard Griffith, Jr.
                                                Chief Financial Officer