Form 10-Q
period 1996-09-30
FIDELITY NATIONAL CORP /GA/
filed 1996-11-14
CIK 822662

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended                 September 30, 1996
                              --------------------------------------------------

Commission File Number:         0-22374
                       ---------------------------------------------------------

                        Fidelity National Corporation
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


    Georgia                                                                     58-1416811
------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)

    160 Clairemont Avenue, Suite 200                                         Decatur, GA 30030
------------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                         (Zip Code)

                                (404) 371-5500
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                      Shares Outstanding at October 31, 1996
    ---------------------------          --------------------------------------
    Common Stock, no par value                        4,652,398

                         FIDELITY NATIONAL CORPORATION

                                     INDEX


                                                                                           Page Number
                                                                                           -----------
Part I.          Financial Information

      Item 1.    Financial Statements

                 Consolidated Statements of Condition (unaudited)
                 September 30, 1996 and December 31, 1995                                            1

                 Consolidated Statements of Income (unaudited)
                 Three Months Ended September 30, 1996 and 1995
                 Nine Months Ended September 30, 1996 and 1995                                       2

                 Consolidated Statements of Cash Flows (unaudited)
                 Nine Months Ended September 30, 1996 and 1995                                       3

                 Notes to Consolidated Financial Statements                                          4

      Item 2     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                               5-9

Part II.         Other Information

                 None

                 Signature Page                                                                      9


                         PART I - FINANCIAL INFORMATION
                         ITEM 1. - FINANCIAL STATEMENTS

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

                                                                                             (Unaudited)
                                                                    September 30,            December 31,
                                                                        1996                     1995
                                                                    -------------           --------------
ASSETS
    Cash and due from banks                                         $  28,247,605           $   27,356,936
    Federal funds sold                                                  1,317,492               10,002,754
    Investment securities available for sale                           78,577,141               53,139,161
    Investment securities held to maturity (approximate fair
         value of $5,933,000 and $5,320,000 at September 30,
         1996 and December 31, 1995, respectively)                      6,310,139                5,291,733
    Loans held for sale                                                 9,175,462               47,112,535
    Loans, net of unearned income                                     451,029,440              360,176,486
    Less:  Allowance for loan losses                                    6,896,996                5,536,504
                                                                   --------------           --------------
    Loans, net                                                        444,132,444              354,639,982
    Premises and equipment, net                                        17,010,256               10,588,433
    Other real estate                                                   1,256,604                1,339,318
    Accrued interest receivable                                         4,737,941                3,577,862
    Other assets                                                      15,910,968                11,773,101
                                                                   --------------           --------------
             Total assets                                          $  606,676,052           $  524,821,815
                                                                   ==============           ==============

LIABILITIES
    Deposits
         Noninterest-bearing demand deposits                       $   66,587,915           $   75,120,501
         Interest-bearing deposits:
             Demand and money market                                   82,472,749              107,475,974
             Savings                                                   40,041,638               14,293,402
             Time deposits, $100,000 and over                          81,081,773               65,503,961
             Other time deposits                                      271,448,237              204,113,471
                                                                   --------------           --------------
                 Total deposits                                       541,632,312              466,507,309
    Short-term borrowings                                              17,710,943                8,245,191
    Long-term debt                                                     16,500,000               16,750,000
    Accrued interest payable                                            3,084,400                2,606,802
    Other liabilities                                                   1,479,978                2,950,233
                                                                   --------------           --------------
             Total liabilities                                        580,407,633              497,059,535

SHAREHOLDERS' EQUITY
    Common stock, no par value.  Authorized
      50,000,000 and 5,000,000 shares in 1996 and 1995,
      respectively, issued 4,663,490 and 4,619,475 shares
      in 1996 and 1995, respectively; and outstanding 4,652,398
      and 4,608,383 shares in 1996 and 1995, respectively              11,859,096               11,303,406
    Treasury shares, at cost. 11,092 shares in 1996 and 1995              (69,325)                 (69,325)
    Net unrealized holding (losses) gains on investment
      securities available for sale
                                                                         (844,936)                 689,774
    Retained earnings                                                  15,323,584               15,838,425
                                                                   --------------           --------------
             Total shareholders' equity                                26,268,419               27,762,280
                                                                   --------------           --------------
             Total liabilities and shareholders' equity            $  606,676,052           $  524,821,815
                                                                   ==============           ==============

See accompanying notes to consolidated financial statements.

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                  Nine months Ended September 30,        Three Months Ended September 30,
                                                  -------------------------------        --------------------------------
                                                     1996                1995                1996                 1995
                                                  -----------        ------------         -----------         -----------
INTEREST INCOME
    Loans, including fees                         $40,321,856        $31,686,298          $14,146,377         $11,205,430
    Investment securities:
         Taxable                                    3,694,763          2,968,304            1,328,964           1,053,276
         Tax-exempt                                         -                360                    -                   -
    Federal funds sold                                279,126            235,512              143,591              61,035
    Deposits with other banks                          29,745              6,829               25,230               2,179
                                                  -----------        -----------          -----------         -----------
         Total interest income                     44,325,490         34,897,303           15,644,162          12,321,920

INTEREST EXPENSE
    Deposits                                       18,035,032         12,979,853            6,581,305           4,813,490
    Short-term borrowings                             544,858            482,637              182,075             123,486
    Long-term debt                                  1,184,133            227,519              387,272              81,340
                                                  -----------        -----------          -----------         -----------
         Total interest expense                    19,764,023         13,690,009            7,150,652           5,018,316
                                                  -----------        -----------          -----------         -----------

NET INTEREST INCOME                                24,561,467         21,207,294            8,493,510           7,303,604
    Provision for loan losses                      11,100,000          5,090,000            5,700,000           2,000,000
                                                  -----------        -----------          -----------         -----------
NET INTEREST INCOME AFTER PROVISION FOR
 LOAN LOSSES                                       13,461,467         16,117,294            2,793,510           5,303,604

NONINTEREST INCOME
    Service charges on deposit accounts             1,290,474          1,081,473              455,752             364,364
    Credit card fees                                2,157,141          1,724,156              799,520             677,159
    Mortgage banking activities                     4,771,621          2,149,989            1,267,142             887,259
    Securities gains, net                             361,125            447,177               78,595             205,904
    Other                                           4,031,644          2,289,078            1,530,826             946,702
                                                  -----------        -----------          -----------         -----------
         Total noninterest income                  12,612,005          7,691,873            4,131,835           3,081,388

NONINTEREST EXPENSE
    Salaries and employee benefits                 12,059,396          8,596,717            3,878,508           3,048,711
    Furniture and equipment                         1,200,988          1,035,736              447,085             352,588
    Net occupancy                                   1,743,241          1,422,724              637,857             483,682
    Credit card processing                          2,212,184          1,376,804              924,509             492,703
    Mortgage servicing amortization                 1,529,339            634,508              505,318             320,300
    Other                                           7,402,339          5,458,163            3,128,277           1,759,581
                                                  -----------        -----------          -----------         -----------
         Total noninterest expense                 26,147,487         18,524,652            9,521,554           6,457,565
                                                  -----------        -----------          -----------         -----------

         Income (loss) before income taxes            (74,015)         5,284,515           (2,596,209)          1,927,427

    Income tax (benefit) expense                      (77,616)         1,886,009             (991,878)            691,262
                                                  -----------        -----------          -----------         -----------

    NET INCOME                                    $     3,601        $ 3,398,506          $(1,604,331)        $ 1,236,165
                                                  ===========        ===========          ===========         ===========

INCOME PER SHARE
         Net income                               $       .00        $       .74          $     (.35)         $       .27
                                                  ===========        ===========          ===========         ===========

Average common shares outstanding                   4,609,026          4,608,383            4,610,297           4,608,383
                                                  ===========        ===========          ===========         ===========

See accompanying notes to consolidated financial statements.

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                               ------------------------------
                                                                                   1996               1995
                                                                               ------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                $       3,601     $  3,398,506
    Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
         Provision for loan losses                                               11,100,000        5,090,000
         Depreciation and amortization of premises and equipment                  1,069,290          802,788
         Amortization of mortgage servicing rights                                1,529,339          634,508
         Additions of originated mortgage servicing rights                         (528,466)        (652,319)
         Other amortization and (accretion), net                                    251,684          (80,718)
         Securities gains, net                                                     (282,530)        (447,177)
         Gain on loan sales                                                        (259,059)               -
         Decrease (increase) in loans held for sale                              37,937,073      (30,193,555)
         Net increase in accrued interest receivable                             (1,137,460)        (453,369)
         Net increase in accrued interest payable                                   477,598          552,610
         Net increase in other assets                                            (5,306,983)      (1,001,826)
         Net (decrease) increase in other liabilities                              (344,174)      (1,304,212)
                                                                              -------------     ------------
             Net cash flows provided by  (used in) operating activities          44,509,913      (21,651,112)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of investment securities held to maturity                         (20,325,584)     (11,009,522)
    Maturities of investment securities held to maturity                         22,368,709       12,061,250
    Sales of investment securities available for sale                            14,962,557       21,859,730
    Purchase of investment securities available for sale                        (57,323,577)     (21,417,170)
    Maturities of investment securities available for sale                       11,427,782        3,784,606
    Loan originations, net of repayments                                       (252,546,480)     (16,037,830)
    Purchases of mortgage servicing rights                                                -       (3,497,521)
    Purchases of premises and equipment                                          (7,491,113)      (1,292,076)
    Proceeds from sale of loans                                                 152,003,660                -
    Proceeds from sale of mortgage servicing rights                               1,304,623                -
    Gain on mortgage servicing rights sales                                      (1,136,380)               -
    Proceeds from sale of other real estate                                          73,294          961,712
                                                                              -------------     ------------
             Net cash flows used in investing activities                       (136,682,509)     (14,586,821)
                                                                              -------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in demand deposits,
         Money market accounts, and savings accounts                             (7,787,575)       4,111,493
    Net increase in time deposits                                                82,912,578       38,420,106
    Proceeds from issuance of long-term debt                                              -        1,250,000
    Repayment of long-term debt                                                    (250,000)        (495,000)
    Increase (decrease) in short-term borrowings                                  9,465,752       (9,349,016)
    Dividends paid                                                                 (518,442)        (471,323)
    Proceeds from the sale of common stock                                          555,690                -
                                                                              -------------     ------------
         Net cash flows provided by financing activities                         84,378,003       33,466,260
                                                                              -------------     ------------
         Net decrease in cash and cash equivalents                               (7,794,593)      (2,771,673)

Cash and cash equivalents, beginning of period                                   37,359,690       21,033,480
                                                                              -------------     ------------
Cash and cash equivalents, end of period                                      $  29,565,097     $ 18,261,807
                                                                              =============     ============

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
    Total interest paid                                                       $  19,286,425     $ 13,137,399
                                                                              =============     ============
    Total income taxes paid                                                   $   1,375,000     $  1,420,973
                                                                              =============     ============


See accompanying notes to consolidated financial statements.

                         FIDELITY NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 30, 1996


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Fidelity National Corporation and Subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. All such adjustments are normal recurring accruals. Operating results for the three-month and nine-month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Effective January 1, 1996, the Company modified its classification of credit card charge-offs. In prior years, the Company charged off all accrued interest and principal against the allowance for loan losses. Beginning January 1, 1996, the Company commenced reversing current period accrued interest-related income on credit card loans being charged off to interest income. For the three-month and nine-month periods ended September 30, 1996, $666,000 and $1,382,000, respectively, of such costs had been reversed. Prior period statements have not been restated for this change. The change was made to be consistent with industry practice.

Note B - Shareholders' Equity

During the period ended September 30, 1995 and 1996, the Company declared and paid dividends totaling $518,442 and $471,323, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis reviews important factors affecting the financial condition at September 30, 1996, compared to December 31, 1995, and results of operations for the three month and the nine-month periods ended September 30, 1996, of Fidelity National Corporation and subsidiaries (Company). These comments should be read in conjunction with the Company's consolidated financial statements and accompanying notes appearing in this report.

ASSETS

Total assets were $607 million at September 30, 1996, compared to $525 million at December 31, 1995, a 15.6% increase. Loans, net of unearned income, increased $91 million or 25.2% to $451 million and loans held for sale decreased $38 million or 80.5% to $9 million at September 30, 1996. The significant loan growth was primarily a result of further expansion in the Company's indirect automobile lending activities.

The following schedule summarizes the Company's total loans at September 30, 1996, and December 31, 1995 (dollars in thousands):

                                                                    September 30,           December 31,
                                                                        1996                   1995
                                                                    -------------           ------------
TOTAL LOANS
Loans, net of unearned income                                        $  451,029              $ 360,176
Loans held for sale:
   Mortgage loans                                                         9,175                 12,113
   Indirect Automobile loans                                                  -                 35,000
                                                                     ----------              ---------
   Total loans held for sale                                              9,175                 47,113
                                                                     ----------              ---------

   Total loans                                                       $  460,204              $ 407,289
                                                                     ==========              =========

ASSET QUALITY

The following schedule summarizes the Company's asset quality position at September 30, 1996, and December 31, 1995 (dollars in thousands):

                                                                    September 30,           December 31,
                                                                        1996                   1995
                                                                    -------------           ------------
Nonperforming assets
   Nonaccrual loans                                                    $  2,958                $ 3,084
   Other real estate owned                                                1,257                  1,339
                                                                       --------                -------
      Total nonperforming assets                                       $  4,215                $ 4,423
                                                                       ========                =======

Loans 90 days past due                                                 $  5,435                $ 3,077
                                                                       ========                =======

Allowance for possible loan losses                                     $  6,897                $ 5,537
                                                                       ========                =======

Ratio of past due loans to loans                                           1.18%                   .85%
                                                                       ========                =======

Ratio of nonperforming assets to loans
and other real estate owned                                                 .91%                  1.22%
                                                                       ========                =======

Allowance to period-end loans                                              1.53%                  1.54%
                                                                       ========                =======
Allowance to nonperforming loans
   (coverage ratio)                                                        2.33%                  1.80%
                                                                       ========                =======

Management is not aware of any potential problem loans other than those disclosed in the table above, which includes all loans recommended for classification by regulators, which would have a material impact on asset quality.

DEPOSITS

Total deposits at September 30, 1996 were $542 million compared to $467 million at December 31, 1995 a 16.1% increase. During this period total liabilities increased $83 million or 16.8% to $580 million. The increase in deposits occurred principally in time deposits which increased $94 million or 34.9%. Included in time deposits at September 30, 1996 were $20 million of brokered deposits. There were no brokered deposits at December 31, 1995. Demand and money market deposits decreased $34 million or 18.4% and savings deposits increased $26 million or 180.1%.

The balance sheet growth was primarily funded by the increase in total deposits which was generated by expanding market share in current communities and the acquisition of $20 million of brokered deposits.

LIQUIDITY AND SOURCES OF CAPITAL

Shareholders' equity was $26.3 million at September 30, 1996, compared to $27.8 million at December 31, 1995. The $1.5 million decrease in net unrealized holding gains on investment securities available for sale was the primary cause of the decreases. Shareholders' equity as a percent of total assets was 4.3% at September 30, 1996 compared to 5.3% at December 31, 1995.

The purpose of liquidity management is to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Traditional sources of liquidity include asset maturities and growth of deposits, including brokered deposits. Other sources of funds, such as securities sold under agreements to repurchase and Federal Home Loan Bank borrowings, are sources of liquidity which the Company has utilized. The Company has maintained adequate liquidity through cash flow from operating activities, core deposit growth and the occasional use of brokered deposits to fund loan growth and anticipates this will continue as the Company expands.
The Company has unused sources of liquidity in the form of unused federal funds lines totalling $18.0 million and Federal Home Loan Bank advance lines totalling $35.0 million at September 30, 1996.

There were no known trends, events, regulatory authority recommendations or uncertainties that the Company was aware of that will have or are likely to have a material effect on the Company's liquidity, capital resources or operations.

At September 30, 1996, based on the Federal Reserve Board's guidelines, the Company's tier I capital ratio was 4.59%, the total risk-based capital ratio was 8.13%, and the leverage ratio was 3.51%. These ratios are in excess of the Federal Reserve Board's requirements, as indicated in the Capital Adequacy schedule below (dollars in thousands):

                                              September 30, 1996                    December 31, 1995
                                           ------------------------              ------------------------
                                           Amount           Percent              Amount           Percent
                                           ------           -------              ------           -------
Tier I capital:

    Actual                                $22,986            4.59%              $26,606             6.15%
    Minimum                                20,050            4.00                17,309             4.00
    Excess                                  2,936             .59                 9,297             2.15


                                             September 30, 1996                      December 31, 1995
                                          -------------------------                ----------------------
                                           Amount           Percent                Amount         Percent
                                          ------            -------                ------         -------
Total risk-based capital:

    Actual                                $40,755            8.13%                 $45,323         10.47%
    Minimum                                40,101            8.00                   34,619          8.00
    Excess                                    654             .13                   10,704          2.47

Tier I capital leverage ratio:

    Actual                                                   3.51%                                  5.42%
    Minimum acceptable                                       3.00                                   3.00
    Excess                                                    .51                                   2.42

INTEREST RATE SENSITIVITY

The interest rate sensitivity structure within the Company's balance sheet at September 30, 1996, has a net interest sensitive liability gap of 14.06% when projecting out one year. In the near term, defined as 90 days, the Company currently has a net interest sensitivity asset gap of 5.76%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income.

EARNINGS

The net loss for the third quarter ended September 30, 1996, was $1,604,000 compared to net income $1,236,000 for the third quarter of 1995, a 229.8% decrease. Net income (loss) per share was $(.35) for the third quarter of 1996, compared to $.27 for the same period in 1995.

The Company's net income was $4,000, or $.00 per share for the nine months ended September 30, 1996. This compared to net income of $3,399,000, or $.74 per share for the nine months ended September 30, 1995.

The major factors contributing to third quarter losses and adversely affected 1996 earnings were the increase in the provision for loan losses related to credit cards, the reversal of interest and related fees due to the above-normal charge-offs on credit card loans, a one-time special Savings Association Insurance Fund (SAIF) assessment and additional expenses attributable to recent corporate expansion. Approximately 85% of the charge-offs for the quarter ended September 30, 1996 were attributable to credit card losses.

NET INTEREST INCOME

Net interest income for the third quarter of 1996 was $8.5 million compared to $7.3 million for 1995. The $150 million increase in average earning assets in 1996 over the comparable period in 1995 offset the increase in interest expense attributable to the $172 million increase in average interest bearing liabilities and the 15 basis point decline in net interest margin.

For the nine months ended September 30, 1996, net interest income increased
$3.4 million, or 15.8% over the nine months ended September 30, 1995. This increase was primarily created by a $130 million increase in average earning assets to $548 million. The net interest margin for the third quarter and nine months of 1996, were 5.71% and 6.01%, respectively, compared to 5.86% and 6.08%, respectively for the same periods of 1995. The decreases in net interest margin were due primarily to the increase in indirect auto loans held for sale, the increased cost of deposits and increased volume of long term debt.

During July 1996, Fidelity National Bank securitized $92 million of indirect automobile loans secured by new or used automobiles, light duty trucks, vans and minivans pursuant to the Pooling and Servicing Agreement between the Bank and The Bank of New York as Trustee of the Fidelity Grantor Trust 1996-1 ("Trust"). The purchase was financed by the Trust by the issuance of $92 million 6.85% Asset Backed Certificates ("Certificates"). The certificates were initially purchased by Salomon Brothers Inc. and sold by it to Qualify Institutional Buyers and Institutional Credit Investors. Pursuant to the Agreement, the Bank will act as servicer of the indirect automobile loans. Additionally, on September 30, 1996, the Bank sold $45 million indirect automobile loans and $19 million of credit card loans. These sales produced a gain of $259,000. The Bank periodically sells or securitizes and retains servicing on those loans to enhance non-interest income.

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

The provision for loan losses for the third quarter of 1996 was $5.7 million compared to $2.0 million for the comparable period of 1995. Year to date, the 1996 provision for loan losses was $11.1 million compared to $5.1 million for the same period in 1995, an increase of 118.1%. These increases were a result of loan growth and the increases in net charge-offs, primarily credit card related. Net charge-offs to average loans on an annualized basis for the nine months ended September 30, 1996, were 2.82% compared to 1.88% for the same period in 1995.

A significant portion of credit card portfolio's charge-offs was attributable to one specific affinity program which the Company initiated in 1995. Under this specific affinity program the Company initially issued credit cards to customers on a pre-approved basis, without a credit review, because these customers had recently completed the credit review process necessary to secure a residential mortgage from a third party originator. In addition, initial tests for this program indicated positive results could be anticipated.

In May of 1996, the Company ceased issuing pre-approved credit cards under this specific special affinity program. The Company is increasing interest rates and fees on a significant portion of its credit card accounts and also is taking steps to improve its credit card collections and recoveries systems.

NONINTEREST INCOME

Noninterest income was $4.1 million for the third quarter of 1996 compared to $3.1 million in 1995, a 34.1% increase. For the nine months ended September 30, 1996, noninterest income increased $4.9 million to $12.6 million or 64.8% over the same period in 1995. Noninterest income in the third quarter and year to date 1996 benefited from a $1.1 million gain on the sale of mortgage servicing rights. There were no such sales in 1995. Year to date noninterest income also benefited from a $882,000 increase in brokerage fee income and a $467,000 increase in mortgage servicing fee income.

NONINTEREST EXPENSE

Noninterest expense for the three months ended September 30, 1996, was $9.5 million compared to $6.5 million for the comparable period of 1995, a 47.5% increase. Noninterest expense was $26.1 million for the nine months ended September 30, 1996 compared to $18.5 million for the comparable period of 1995, a 41.2% increase. The increase in salaries and benefits for the third quarter and nine months of 1996 accounted for 27.1% and 45.4% of the total increase in noninterest expense over the comparable periods in 1995.

The number of full time equivalent employees has increased from 289 on September 30, 1995 to 406 at September 30, 1996. This increase was due to general corporate growth and the Company opening four bank branches in the greater Atlanta metropolitan area and three loan production offices in Florida and South Carolina.

Mortgage servicing rights amortization attributable to mortgage loans serviced and those which paid off during the third quarter of 1996 and 1995 was $505,000 and $320,000, respectively. Year to date amortization of mortgage servicing rights was $1,529,000 compared to $634,508 for the first nine months of 1995. Amortization due to loans prepaying began to decline in the third quarter as mortgage interest rates continued to climb.

On September 30, 1996, The Deposit Insurance Funds Act of 1996 mandated a one-time special assessment against SAIF deposits which will bring the SAIF up to a level of $1.25 for every $100 in insured deposits. FNB has provided for this expense in the amount of $250,000 in the third quarter of 1996. The Bank had acquired deposits from a savings and loan institution, which deposits are subject to Federal Deposit Insurance Corporation ("FDIC") deposit insurance assessments for SAIF. The SAIF designated reserve ratio is 1.25% of total estimated insured deposits.

PROVISION FOR INCOME TAXES

The provision (benefit) for income taxes for the third quarter and nine months of 1996 was ($992,000) and ($78,000), respectively, compared to $691,000 and $1,886,000, respectively, for the same periods in 1995. These changes were due to changes in taxable income.

                          PART II - OTHER INFORMATION

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 FIDELITY NATIONAL CORPORATION
                                 ------------------------------
                                          (Registrant)

Date:  November 13, 1996        BY: /s/ JAMES B. MILLER, JR.
                                    ---------------------------
                                    James B. Miller, Jr.
                                    Chief Executive Officer


Date:  November 13, 1996        BY: /s/ M. HOWARD GRIFFITH, JR.
                                    ---------------------------
                                    M. Howard Griffith, Jr.
                                    Chief Financial Officer

                                EXHIBIT INDEX


Exhibit Number          Description
--------------          -----------

     27                 Financial Data Schedule (for SEC use only)