Form 10-K405
period 1996-12-31
FIDELITY NATIONAL CORP /GA/
filed 1997-04-15
CIK 822662

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-K

          [X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                 For the Fiscal Year Ended December 31, 1996

                       Commission File Number 0-22374

                        FIDELITY NATIONAL CORPORATION
           (Exact name of registrant as specified in its charter)

                Georgia                                  58-14166811
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

   160 Clairemont Avenue, Decatur, Georgia                   30030
   (Address of principal executive offices)                (Zip Code)

     Registrant's telephone number, including area code:  (404) 240-1504

      Securities registered pursuant to Section 12(b) of the Act:  None

     Securities registered pursuant to Section 12(g) of the Act:  Common
                       Stock, without stated par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No     .
                                               -----   -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of
this Form 10K.    X  .
                -----
Aggregate market value of the voting stock held by non-affiliates (which for purposes hereof are all holders other than executive officers and directors) of the Registrant as of April 7, 1997: $13,120,898 (based on 1,543,635 shares outstanding at $8.50 per share).

At April 7, 1997, there were 4,655,656 shares of Common Stock outstanding, without stated par value.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996 are incorporated by reference into Parts I and II. Portions of the Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                   PART I

ITEM 1.  BUSINESS

GENERAL

         Fidelity National Corporation (the "Registrant") was incorporated under the laws of the State of Georgia in 1979 and acquired 100% of the common stock of Fidelity National Bank ("FNB" or "Bank") in a stock-for-stock exchange. The Registrant is a registered bank holding company. All of the Registrant's activities are currently conducted by its wholly-owned subsidiaries: FNB, which was organized as a national banking corporation in 1973, and its wholly-owned subsidiary Fidelity National Mortgage Corp. ("FNMC"), organized as a Georgia corporation in 1979 to provide full-service mortgage banking services; and Fidelity National Capital Investors, Inc. ("FNCI"), organized as a Georgia corporation in May 1992 to provide securities brokerage services.

         In September 1993, the Registrant filed a Form 10 in order to cause its Common Stock to be traded on the NASDAQ Stock Market under the symbol "LION."

         The term "Registrant" as used herein includes Fidelity National Corporation and its subsidiaries unless the context otherwise requires.

RECENT DEVELOPMENTS

         The Registrant's net loss was $5.7 million for the year ended December 31, 1996, compared to net income of $4.6 million for 1995. The major factor contributing to the loss for 1996 was higher loan loss provisions on credit cards and accrued interest and rate-related fee income reversals resulting from higher levels of charge-offs in the Registrant's credit card loan portfolio. For 1996, the provision for loan losses was $25.1 million compared to $8.1 million for the same period in 1995, an increase of 210.6%. Additional factors adversely affecting 1996 earnings have been additional expenses attributable to recent corporate expansion.

         As a result of these losses, the Registrant and the Bank were not in compliance with certain minimum capital requirements prescribed by the Federal Reserve Bank ("FRB") and by the Office of the Comptroller of the Currency ("OCC") as of December 31, 1996.

         On November 14, 1996, the Bank entered into an agreement with the OCC ("OCC Agreement") which provides that the Bank (i) will appoint an "Oversight Committee"; (ii) will achieve and maintain specified higher capital levels;
(iii) will develop a three-year capital program which will include, among other things, certain restrictions on dividend payments by the Bank; and (iv) will
revise and amend its strategic plan.    The OCC Agreement permits the Bank to
declare dividends on preferred stock held by the Registrant only when the Bank is "adequately capitalized." The Bank currently does not meet the capital ratios of an "adequately capitalized" bank as established by the OCC.

         The Board of Directors of the Bank has submitted to the OCC a three-year capital program which was approved. The capital program includes projections for growth and capital requirements, projections of the sources and timing of additional capital to meet the current and future capital needs of the Bank and contingency plans in the event the primary sources of capital projected are not available. The OCC Agreement permits the Bank to declare dividends on preferred stock held by the Registrant only when the Bank is "adequately capitalized." The Bank may declare dividends on its common stock held by the Registrant and pay management fees to the Registrant only when the Bank is in compliance with its approved capital program and with the prior written approval of the OCC.

         The Board of Directors of the Bank has revised its strategic plan in light of the revised levels of capital required and its growth plans. The strategic plan established objectives for earnings performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital adequacy, product line development and market segments which the Bank intends to promote or develop together with strategies to achieve these objectives. The strategic plan was submitted to the OCC for review.

         The Bank periodically submits reports to the OCC evidencing compliance with the OCC Agreement. The OCC Agreement continues in effect until it is amended or terminated; however, it is not unusual for the OCC to grant extensions of time in situations in which the financial institution has evidenced good faith progress towards meeting the terms of the written agreement absent unusual circumstances. Failure to comply with the terms of the OCC Agreement may result in civil fines and other administrative actions.

         On April 3, 1997, the OCC notified the Bank that since it did not meet the minimum capital levels established for an "adequately capitalized" bank, the Bank was deemed to be "undercapitalized" and is subject to "prompt corrective action" pursuant to 12 U.S.C. Sec. 1831o. As a result, the Bank is subject to restrictions on its ability to pay dividends and management fees and to restrictions on asset growth and expansion. The OCC may also impose other supervisory action. The Bank is also required to file a capital restoration plan with the OCC before May 19, 1997 which is subject to acceptance by the OCC. Failure to submit an acceptable capital restoration plan may result in the imposition of various supervisory actions. There can be no assurances that the capital restoration plan submitted to the OCC will be approved as submitted or that the Bank will be able to achieve the objectives of the plan as submitted or as revised from time to time. See "Capital."

         The Board of Directors of the Registrant adopted resolutions on February 13, 1997, as requested by the Federal Reserve Bank of Atlanta ("FRB Agreement") that prohibit the Registrant from paying dividends or incurring debt without prior approval of the FRB.

         The agreements and regulatory capital requirements are described in
Note 2, Regulatory Matters, of the Registrant's "Notes to Consolidated Financial Statements" and in the "Consolidated Annual Review - Shareholders' Equity, Regulatory Matters" set forth in the Registrant's 1996 Annual Report to Shareholders which are incorporated herein by reference.

         Capital of the Registrant and the Bank will increase only through the retention of earnings and sales of equity securities and subordinated debt. To meet the capital requirements in the OCC Agreement and regulations of the FRB, management has estimated that an additional $14 million of capital will be needed to reach the April 30, 1997 requirements and an additional $5 million to reach the November 30, 1997 requirements. The Registrant is actively pursuing the private placement and public offering of equity securities to meet the capital requirements and to provide additional capital. There can be no assurances that the necessary capital can be acquired in the amounts required on a timely basis or that the time restrictions by which the capital ratios are to be achieved will be modified as a result of the Registrant's initiatives as of such dates.

         If the Registrant and the Bank do not meet the capital requirements set forth in the agreements, regulatory sanctions may result. Management's plans concerning these matters and a description of the Registrant's and the Bank's capital plan which was submitted to the FRB and the OCC, including plans to raise additional capital, are also discussed in Note 2.

PRODUCT AND SERVICES

         The Registrant provides a wide range of personal and corporate services, including credit cards, trust and investment management, residential mortgage banking, and securities brokerage. FNB offers such customary banking services as consumer and commercial checking accounts, NOW accounts, savings accounts, time deposits and lines of credit. FNB finances commercial and consumer transactions, makes secured and unsecured loans and provides a variety of other banking services. FNB's primary lending activities are credit card loans, commercial loans to small and medium- sized businesses, and indirect lending through its automobile sales finance activities. The Registrant also makes secured loans to home builders and originates residential mortgages in the Atlanta, Georgia, and Jacksonville, Florida metropolitan areas. The Registrant also makes residential mortgages in Atlanta, Georgia and Jacksonville and Tampa, Florida.

MARKETS OF FNB

         FNB conducts banking activities primarily through 16 branches in Fulton, DeKalb, Cobb and Gwinnett counties, Georgia. Customers of FNB are primarily small and medium-sized businesses and individuals. FNB's customer base for its credit card portfolio is national in scope, with customers in all 50 states. FNB also conducts indirect automobile financing and residential construction lending from its Jacksonville, Florida office in addition to its offices in Georgia. Customers of FNB's other services are located almost exclusively in Georgia.

DEPOSITS OF FNB

         FNB offers a full range of depository accounts and services both to individuals and businesses. At December 31, 1996, the Registrant's deposit base, totaling approximately $545 million, consisted of approximately $74 million in noninterest-bearing demand deposits (13.6% of total deposits), approximately $78 million in interest-bearing demand deposits and money market accounts (14.4% of total deposits), approximately $39 million in savings deposits (7.1% of total deposits), approximately $267 million in time deposits in amounts less than $100,000 (49.0% of total deposits), and approximately $87 million in time deposits of $100,000 or more (15.9% of total deposits). As of December 31, 1996, none of these deposits were brokered deposits.

LOANS BY FNB

         The Registrant makes loans to individuals, partnerships and corporations. Secured loans include first and second real estate mortgage loans. See "Mortgage Banking" below for a description of the Registrant's residential mortgage banking subsidiary. FNB offers direct installment loans to consumers on both a secured and unsecured basis. Commercial lending includes the extension of credit to a company directly or to individuals for business purposes.

         At December 31, 1996, consumer (including installment and credit card loans), real estate (including residential mortgage, construction and commercial loans secured by real estate), and commercial loans represented approximately 60.4%, 30.2% and 9.4% respectively, of the Registrant's total loan portfolio of $467 million.

         FNB currently offers Visa, MasterCard, Visa Gold, Consumer Card Visa, affinity Visa programs, and sponsored FNB Visa/MasterCard programs on a nationwide basis to persons, businesses, partnerships and associations who meet FNB's established underwriting standards. At December 31, 1996, credit card loans were approximately $144 million, 30.8% of FNB's total loan portfolio.
The credit card portfolio was built substantially through affinity programs.

         The indirect automobile financing operation of FNB, which began in January 1993, approves and acquires sales finance contracts secured by new and used vehicles purchased by consumers from vehicle dealers, primarily in the Atlanta, Georgia, and Jacksonville and Tampa, Florida metropolitan areas. Each potential sales finance contract is reviewed for creditworthiness and collateral value by FNB, which notifies the dealer as to the terms (including interest rate and term of contract) on which the loan will be made to the dealer's customer. Since the sales finance contracts are purchased by FNB on a nonrecourse basis, no credit is being extended to the dealers and the dealers have no liability for the sales finance contracts purchased from them, except to the extent of the dealer reserve discussed below. Once the loan has been documented, the dealer assigns the contract to FNB. At December 31, 1996, the aggregate amount of indirect automobile loans outstanding was $139 million, 29.5% of FNB's total loan portfolio. This included, at December 31, 1996, approximately $25 million of consumer installment contracts classified as loans held for sale.

         The interest rate quoted by a dealer on a sales finance contract may exceed the interest charged by FNB on the particular contract. That interest differential or flat fee, depending on dealer arrangement, is established in a prepaid asset account. Usually 75% to 100% of the interest differential or flat fee is immediately paid to the dealer as compensation for originating and documenting the loan. The unpaid portion is retained in the dealer holdback account and FNB may deduct from this account potential prepayments, rebates, charge-offs, and any rebates of interest charges due FNB on sales finance contracts purchased from the dealer. If any amount is remaining in the holdback account at the time all sales finance contracts purchased by FNB from the dealer have been paid in full, such amount is paid to the dealer. At December 31, 1996, the balance in the holdback account was $261,955. The Registrant's potential charge-offs in excess of the holdback are provided by the allowance for loan losses. Net charge-offs for the years ended December 31, 1996 and 1995 on indirect automobile loans were $1.6 million and $290,000, respectively.

         Based on a periodic review of the allocated portion of the allowance for loan losses, dealer holdback accounts and the stability of the dealers, management believes the Registrant has adequately provided for potential risk exposures in this area.

LENDING POLICY OF FNB

         Lending authority is delegated by the Board of Directors of FNB to loan officers, each of whom is limited as to the amount of secured and unsecured loans that he or she can make to a single borrower or related group of borrowers. FNB provides written guidelines for lending activities. Secured loans, except indirect installment loans, which are generally secured by the vehicle purchased, are made to persons who are well-established and have net worth, collateral and cash flow to support the loan. Real estate loans usually are made only when such loans are secured by real property located in Georgia or the Jacksonville, Florida area. Unsecured loans, except credit card loans, are normally made by FNB only to persons who maintain depository relationships with FNB. Any loan renewal request is reviewed in the same manner as an application for a new loan.

         Under certain circumstances, FNB takes investment securities as collateral for loans. If the purpose of the loan is to purchase or carry margin stock, FNB will not advance loan proceeds of more than 50% of the market value of the stock serving as collateral. If the loan proceeds will be used for purposes other than purchasing or carrying margin stock, FNB generally will lend up to 70% of the current market value of the stock serving as collateral.

         Making loans to businesses for working capital is a traditional function of commercial banks. Such loans are expected to be repaid out of the current earnings of the commercial entity, and the ability of the borrower to service its debt is dependent upon the success of the commercial enterprise. It is FNB's policy to secure these loans.

         For loans that are collateralized by inventory, furniture, fixtures and equipment of a small business, FNB does not generally advance loan proceeds of more than 60% of the inventory value and more than 50% of the furniture, fixtures and equipment value serving as collateral. When inventory serves as primary collateral, accounts receivable generally will also be taken as collateral. Maximum collateral values for accounts receivable are recognized as follows: 75% for receivables outstanding 60 days or less; 50% for receivables outstanding 61 to 90 days; and no collateral value will be assigned for accounts receivable outstanding past 90 days.

         Many of FNB's commercial loans are secured by real estate (and thus are categorized as real estate mortgage loans) because such collateral may be superior to other types of collateral owned by small businesses. Loans secured by commercial real estate, however, are subject to certain inherent risks. Commercial real estate may be substantially illiquid, and commercial real estate values are difficult to ascertain and are subject to wide fluctuations depending upon economic conditions. FNB requires that qualified independent appraisers determine the value of any commercial real estate taken as collateral, and FNB will generally lend 75% of the appraised value or the purchase price of the real estate, whichever is less.

         FNB originates short-term residential construction loans for detached housing and a limited number of residential acquisition and development loans in the Atlanta and Jacksonville metropolitan areas. Residential construction loans are made through the use of officer's guidance lines, which are approved by FNB's Loan Committee. Specific maximum loan commitment and numbers of unsold houses allowed are clearly identified for each of the approximately 75 builder's officer guidance lines. Each loan is individually reviewed and approved by the loan officer and is subject to an appraisal, and a maximum 75% loan-to-value ratio.

         These guidelines are approved for established builders with track records and adequate financial strength to support the credit being requested. Loans may be speculative starts or for pre-sold residential property to specific purchasers. At December 31, 1996, approximately $56 million (12.1% of total loans) was outstanding on total residential construction loans, of which approximately $12 million was for acquisition and development loans. Acquisition and development loans have generally 18-month or shorter maturities and are for the purpose of developing lots for a builder's own building program usage or are often pre-sold to an established builder or builders.

         Inter-agency guidelines adopted by federal bank regulators including the OCC require that financial institutions establish real estate lending policies. The guidelines also established certain maximum allowable real estate loan-to-value standards. FNB has adopted the federal standards as its maximum allowable standards, but has had in the past and now has in place loan policies which are, in some cases, more restrictive than the OCC guidelines. The OCC guidelines require maximum allowable loan-to-value ratios for various types of real estate loans as set forth below:

                                                                                     Maximum Allowable
                                                                                   Loan-to-Value Ratio
                                                                                   --------------------

 LOAN CATEGORY

 Land                                                                                       65%

 Land development                                                                           75

 Construction:

          Commercial, multi-family (1) and other nonresidential                             80

          One-to-four family residential                                                    85

 Improved property                                                                          85

 Owner-occupied one-to-four family and home equity (2)                                      --


----------------------
(1) Multifamily construction includes condominiums and cooperatives.

(2) A loan-to-value limit has not been established for permanent mortgage or home equity loans for owner-occupied, one- to-four family residential property. However, for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral should be required.

         Potential specific risk elements associated with each of FNB's lending categories are as follows:

         Credit cards                                Employment status, changes in local economy, unsecured
                                                     credit risks

         Installment loans to individuals            Employment status, changes in local economy, difficulty in monitoring collateral (vehicle, boat, mobile home) and
                                                     limited personal contact as a result of indirect lending
                                                     through dealers

         Commercial, financial and                   Industry concentrations, difficulty in monitoring the
                 agricultural                        valuation of collateral (inventory, accounts receivable
                                                     and vehicles), borrower management expertise, increased
                                                     competition, and specialized or obsolete equipment as
                                                     collateral
         Real Estate -                               Inadequate collateral and long-term financing agreements
                 construction

         Real Estate -                               Changes in local economy and caps on variable rate loans
                 residential mortgage


         Management believes that the outstanding loans included in each of these categories do not represent more than the normal risks associated with these categories, as described above. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - "Provision for Loan Losses." FNB's underwriting and asset quality monitoring systems focus on minimizing the risks outlined above.

LOAN REVIEW AND NONPERFORMING ASSETS

         FNB's credit administration department reviews its loan portfolio deficiencies and corrective action to be taken. The credit administration department attempts to review 30% to 45% of its loan portfolio annually, excluding credit cards and consumer installment loans secured by new and used vehicles. The results of the reviews are presented to FNB's Board of Directors on a monthly basis. Loan reviews are performed on credits that are selected according to their risk. Past due loans are reviewed weekly by each lending officer and by the credit administration department. A summary report is reviewed monthly by FNB's Board of Directors. The Loan Committee of the Board of Directors of FNB annually reviews all loans over $1.0 million.

         Credit card accounts are reviewed on a quarterly basis for compliance with FNB credit policy. Review procedures include a determination of whether the appropriate review of employment, residence and other information has been completed, recalculation of the borrower's debt coverage ratio, and analysis of the borrower's credit history to determine if it meets established FNB criteria.

Policy exceptions are analyzed monthly. Delinquencies are monitored daily. Accounts are charged off after 180 days past due in accordance with industry practice.

         A provision for loan losses and a corresponding increase in the allowance for loan losses are recorded monthly, taking into consideration the historical charge-off experience, delinquency and current economic conditions.

ASSET/LIABILITY MANAGEMENT

         The asset/liability committee is composed of officers of the Registrant and FNB who are charged with managing the assets and liabilities of the Registrant and FNB. The Committee attempts to manage asset growth, liquidity and capital in order to maximize income and reduce interest rate risk. The Committee directs the Registrant's and FNB's overall acquisition and allocation of funds. At its monthly meetings, the Committee reviews and discusses the monthly asset and liability funds budget in relation to the actual flow of funds. The Committee also reviews and discusses peer group comparisons, the ratio of the amount of rate sensitive assets to the amount of rate sensitive liabilities, the ratio of allowance for loan losses to outstanding and nonperforming loans, and other variables, such as expected loan demand, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary policy adjustments and the overall state of the economy.

INVESTMENT POLICY

         FNB's investment portfolio policy is to maximize income consistent with liquidity needs, asset quality guidelines, regulatory constraints and asset/liability objectives. The policy is reviewed at least annually by FNB's Board of Directors. The Board of Directors of FNB is provided information monthly concerning sales, purchases, resulting gains or losses, average maturity, federal taxable equivalent yields and appreciation or depreciation by investment categories.

MORTGAGE BANKING

         FNMC is engaged in the residential mortgage banking business, focusing on one-to-four family properties. FNMC offers FHA, VA, conventional, and nonconforming loans (those with balances over $214,600). In addition, FNMC purchases loans from independent mortgage companies located primarily in the southeast. FNMC operates from its principal office in Atlanta, Georgia, and also has loan origination offices in Jacksonville and Tampa, Florida. FNMC is an approved originator and servicer for Freddie Mac and Fannie Mae, and is an approved originator for HUD loans.

         Mortgage loans held for sale fluctuate due to economic conditions, interest rates, the level of real estate activity and seasonal factors. FNMC usually retains the right to service mortgages sold to investors, but from time to time sells servicing rights to other mortgage loan servicers. Servicing activities include the collection of principal and interest payments, maintenance of escrow balances and remittance of insurance and tax payments on behalf of mortgagees, and the offer of insurance products to borrowers. In return for servicing mortgages, FNMC is entitled to a servicing fee, generally .25% to .50% per annum of the outstanding principal balance of a mortgage serviced. Due to normal amortization of the principal balance, the dollar amount of the fee earned on a particular mortgage declines over time, and no further fee will be earned if the mortgage is prepaid or goes into default. During 1996 and 1995, the Registrant closed $295 million and $122 million of residential mortgage loans, respectively. All servicing rights were initially retained, except for government and nonconforming loans. At December 31, 1996, FNMC serviced loans totaling $601 million of which $7 million were held by FNB and $584 million were serviced for others. See "Regulation of Mortgage Banking" for an overview of federal and state regulation of residential mortgage banking.

BROKERAGE SERVICES

         FNCI commenced business as a full service broker in late 1992, after registration as a broker-dealer with the Securities and Exchange Commission ("Commission") in October 1992 and with the State of Georgia on May 15, 1992. FNCI registered as an investment advisor with the Commission in October 1992. The Registrant received approval from the Federal Reserve to operate FNCI as a fully disclosed introducing broker in October 1992. FNCI also became a member of the National Association of Securities Dealers, Inc. ("NASD") in October 1992. FNCI operates from its headquarters in Atlanta, and from three other offices in FNB's banking facilities in the Atlanta metropolitan area.

EMPLOYEES

         As of December 31, 1996, the Registrant has 436 full-time equivalent employees. Neither the Registrant nor any of its subsidiaries is a party to any collective bargaining agreement. The Registrant believes that its employee relations are good.

COMPETITION

         The banking business is highly competitive. The Registrant's primary market area, other than for credit cards, residential mortgages and automobile loans, consists of Fulton, DeKalb, Cobb and Gwinnett counties, Georgia. FNB competes for traditional bank business with numerous other commercial banks and thrift institutions with offices in the Registrant's primary trade area, many of which have greater financial resources than FNB. The Registrant also competes for loans with insurance companies, regulated small loan companies, credit unions and certain governmental agencies. FNCI competes with independent brokerage and investment companies as well as state and national banks and their affiliates and other financial companies.

         The credit card, indirect automobile financing and mortgage banking industries are also highly competitive. The Registrant competes with banks and special purpose credit card banks and companies throughout the United States as well as entities such as AT&T and General Motors Corporation for credit card customers. In the indirect automobile financing industry, the Registrant competes with speciality consumer finance companies in addition to banks. FNMC competes with independent mortgage banking companies, state and national banks and their subsidiaries as well as thrift institutions and insurance companies.

MONETARY POLICY

         The operating results of FNB are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels and loan demand on the business and earnings of the Registrant or FNB.

SUPERVISION AND REGULATION

         The Registrant is a registered bank holding company subject to regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended ("Holding Company Act"). The Registrant is required to file financial information with the Federal Reserve periodically and is subject to periodic examination by the Federal Reserve.

         The Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve (i) before it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that is not already controlled; (ii) before it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of a bank; and (iii) before it may merge or consolidate with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of voting shares of any Registrant engaged in such activities. This prohibition does not apply to activities found by the Federal Reserve, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation or order to be closely related to banking are: making or servicing loans and certain types of leases; performing certain data processing services; acting as fiduciary or investment or financial advisor, providing discount brokerage services; and making investments in corporations or projects designed primarily to promote community welfare.

         The Registrant must also register with the Georgia Department of Banking and Finance ("DBF"). Such registration filing includes information with respect to the financial condition, operations, management and intercompany relationships of the Registrant, FNB and the Registrant's other subsidiaries, and related matters. The DBF may also require such other information as is necessary to keep itself informed as to whether the provisions of Georgia law and the regulations and orders issued thereunder by the DBF have been complied with, and the DBF may make examinations of the Registrant.

         The Registrant, FNMC and FNCI are "affiliates" of FNB under the Federal Reserve Act, which imposes certain restrictions on (i) loans by FNB to the Registrant, (ii) investments in the stock or securities of the Registrant by FNB, (iii) FNB's taking the stock or securities of an affiliate as collateral for loans by it to a borrower, and (iv) the purchase of assets from the Registrant by FNB. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any exercise of credit, lease or sale of property or furnishing of services.

         FNB is a national bank chartered under the National Bank Act. FNB and its wholly-owned subsidiaries are subject to the supervision of, and are regularly examined by, the OCC. The OCC regulates and monitors all areas of FNB's and FNMC's operations and activities, including reserves, loans, mergers, issuances of securities, payments of dividends, interest rates, mortgage servicing, accounting and establishment of branches. Interest and certain other charges collected or contracted for by FNB are also subject to state usury laws or certain federal laws concerning interest rates.

         FNB is insured by the FDIC. The major functions of the FDIC with respect to insured banks include paying depositors to the extent provided by law if an insured bank is closed without adequate provision having been made to pay claims of depositors, acting as a receiver of state banks placed in receivership when appointed receiver by state authorities and preventing the development or continuance of unsound and unsafe banking practices. The FDIC also has the authority to recommend to the appropriate federal agency supervising an insured bank that the agency take informal action against such institution and to act to implement the enforcement action itself if the agency fails to follow the FDIC's recommendation. The FDIC also has the authority to examine all insured banks.

         In 1991 the Federal Deposit Insurance Corporation Improvement Act of 1991 ("1991 Act") was adopted, the principal initial effect of which was to permit the Bank Insurance Fund ("BIF") to borrow up to $30 billion from the U.S. Treasury (to be repaid through deposit insurance premiums over 15 years) and to permit the BIF to borrow working capital from the Federal Financing Bank in an amount up to 90% of the value of the assets the FDIC has acquired from failed banks.

         Various other sections of the 1991 Act impose substantial new auditing and reporting requirements and increase the role of independent accountants and outside directors on banks having assets of $500 million or more, and regulators may encourage smaller banks to comply with such requirements. The 1991 Act also provides for a ban on the acceptance of brokered deposits except by well capitalized institutions and by adequately capitalized institutions with the permission of the FDIC, and for restrictions on the activities engaged in by state banks and their subsidiaries as principal, including insurance underwriting, to the same activities permissible for national banks and their subsidiaries, unless the state bank is well capitalized and a determination is made by the FDIC that the activities do not pose a significant risk to the insurance fund.

CAPITAL

         The additional supervisory powers and regulations mandated by the 1991 Act include a "prompt corrective action" program based upon five regulatory zones for banks, in which all banks are placed, largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank's financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank's capital leverage ratio reaches two percent. Better capitalized institutions are subject to less onerous regulation and supervision than banks with lesser amounts of capital.

         To implement the prompt corrective action provisions of the 1991 Act, the OCC adopted regulations, which became effective on December 19, 1992, placing financial institutions in the following five categories based upon capitalization ratios: (1) a "well capitalized" institution has a total risk-based capital ratio of at least 10%, a Tier I risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an "adequately capitalized" institution has a total risk-based ratio of at least 8%, a Tier I risk-based ratio of at least 4% and a leverage ratio of at least 3%; (3) an "undercapitalized" institution has a total risk-based ratio of under 8%, a Tier I risk-based ratio of under 4% or a leverage ratio of under 3%; (4) a "significantly undercapitalized" institution has a total risk-based ratio of under 6%, a Tier I risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a "critically undercapitalized" institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories are prohibited from declaring dividends or making capital distributions. The regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital.

         To assess bank and bank holding company capital adequacy, the Federal Reserve and the OCC have implemented substantially identical risk-based rules. These regulations establish required minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risks. Banks and bank holding companies are required to have (1) a minimum standard of total capital (as defined) to risk-rated assets of 8%; (2) a minimum Tier I Capital (as defined below) to risk-rated assets of 4%; and (3) a minimum shareholders' equity to risk-weighted assets of 4%. In addition, the Federal Reserve has established a minimum of 3%, and the OCC has established a minimum 4% leverage ratio of Tier I Capital to total assets for the most highly-rated banks and bank holding companies. "Tier I Capital" generally consists of common equity, minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock less certain intangibles. The Federal Reserve and/or OCC may require a bank holding company or a bank, respectively, to maintain ratios greater than 3% and 4%, if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve and OCC. The Federal Reserve and the OCC use the leverage ratio in tandem with the risk-based ratio to assess capital adequacy of banks and bank holding companies.

         At December 31, 1996, the Registrant and the Bank were not in compliance with the minimum leverage ratios and capital requirements prescribed by the Federal Reserve Bank (FRB) and the Office of the Comptroller of Currency
(OCC). In addition, the Registrant and the Bank entered into agreements with the FRB and OCC, respectively. The agreements and regulatory capital requirements are described below. If the Registrant and the Bank are unable to meet the minimum capital requirements of the agreements, various regulatory sanctions may be imposed.

         Although the Registrant incurred significant losses in 1996 which have reduced capital, management's primary focus is to return the Registrant to profitability. In the fourth quarter of 1996, the Bank increased rates charged on credit card products demonstrating higher loss exposure, brought credit card collections in-house, and strengthened its credit card management team while consolidating and downsizing in selective areas.

         The Registrant has neither the cash flow nor the financial flexibility to enable it to act as a source of financing for the Bank. The Registrant is pursuing options to raise additional capital which, if raised, will enable the Registrant and the Bank to exceed all applicable minimum capital requirements.

REGULATORY AGREEMENTS

         The FRB is the Registrant's principal regulator. The Bank's principal regulator is the OCC. At periodic intervals, the OCC examines and evaluates the financial condition, operations, and policies and procedures of nationally chartered banks, such as the Bank, as part of its legally prescribed oversight responsibilities. Based on its examinations, the OCC can direct a national bank to adjust its financial statements in accordance with the examination's findings. In view of the increasingly uncertain regulatory environment in which banks now operate, the extent, if any, to which future OCC examinations may ultimately result in adjustments to the consolidated financial statements cannot presently be determined. See "Recent Developments."

         The OCC has entered into an agreement with the Bank dated November 14, 1996 (the "OCC Agreement"). The OCC Agreement provides that the Bank (i) will appoint an "Oversight Committee"; (ii) will achieve and maintain specified higher capital levels; (iii) will develop a three-year capital program which will include, among other things, certain restrictions on dividend payments by the Bank; and (iv) will revise and amend its strategic plan.

         On April 3, 1997, the OCC notified the Bank that since it did not meet the minimum capital levels established for an "adequately capitalized" bank, the Bank was deemed to be "undercapitalized" and is subject to "prompt corrective action" pursuant to 12 U.S.C. Sec. 1831o. As a result, the Bank is subject to restrictions on its ability to pay dividends and management fees and to restrictions on asset growth and expansion. The OCC may also impose other supervisory actions. The Bank is also required to file a capital restoration plan with the OCC before May 19, 1997 which is subject to acceptance by the OCC. Failure to submit an acceptable capital restoration plan may result in the imposition of various supervisory actions. There can be no assurances that the capital restoration plan submitted to the OCC will be approved as submitted or that the Bank will be able to achieve the objectives of the plan as submitted or as revised from time to time. See "Capital."

         The Board of Directors of the Registrant adopted resolutions required by the FRB ("FRB Agreement") on February 13, 1997. The FRB Agreement prohibits the Registrant from paying dividends and incurring debt without the prior approval of the FRB.

         The OCC Agreement impairs the ability of the Bank to declare and pay dividends to the Registrant. In addition the Bank currently intends to retain all earnings to augment its capital. As dividends from the Bank are the principal source of cash flow to the Registrant, and because the payment of dividends by the Registrant is subject to prior approval of the FRB, it is unlikely that the Registrant will declare and pay dividends until the required capital ratios are achieved.

         The OCC Agreement establishes higher capital requirements than those applicable under the OCC regulation with respect to an "adequately capitalized" bank. Specified capital levels are to be achieved by the Bank by April 30, 1997, and maintained until November 30, 1997. At November 30, 1997, higher capital levels become effective and are applicable thereafter.

         The table below sets forth the capital requirements for the Bank under the OCC Agreement and the Bank's capital ratios at December 31, 1996.

                              OCC Regulations                   OCC Agreement
                        ---------------------------     ----------------------------

                                                                                           Actual
                        Adequately         Well         April 30,   November 30,        December 31,
    Capital Ratios      Capitalized     Capitalized        1997        1997                1996
    --------------      -----------     -----------     ---------   ----------------   -------------

Leverage                   4.00%           5.00%          5.00%          6.00%               3.27%

Risk-Based
Capital

          Tier 1           4.00            6.00           6.00           7.00                4.16

          Total            8.00           10.00          10.00          11.00                7.43


Under the terms of the OCC Agreement, should the Bank capital be obtained as preferred stock, for the purposes of paying dividends on the preferred stock, the Bank's capital ratios must be at least 4% for leverage, 4% for Tier 1 risk-based capital and 8% for total risk-based capital.

         Set forth below are pertinent capital ratios for the Registrant as of December 31, 1996:

                                                  Minimum Capital
           Capital Ratios                           Requirement                          Actual
           --------------                         ---------------                        ------
           Leverage                                     3.00%                             2.67%

           Risk-Based Capital

                  Tier 1                                4.00                              3.40

                  Total                                 8.00                              6.38

         Absent sales of equity securities or subordinated debt by the Registrant, capital will increase only through the retention of earnings.

         To meet the capital requirements in the OCC Agreement, management has estimated that an additional $14 million of capital will be needed to reach the April 30, 1997 requirement and an additional $5 million to reach the November 30, 1997 requirement. See Note 2, Regulatory Matters, of the Registrant's "Notes to Consolidated Financial Statements" and the "Consolidated Annual Review - Shareholders' Equity, Regulatory Agreements" set forth in the Registrant's 1996 Annual Report to Shareholders which are incorporated herein by reference.

REGULATION OF MORTGAGE BANKING

         The mortgage banking industry is subject to the rules and regulations of, and examinations by, the DBF, Fannie Mae, Freddie Mac, Government National Mortgage Association, HUD, FHA and state regulatory authorities with respect to originating, processing, underwriting, selling, securitizing and servicing residential mortgage loans. In addition, there are other federal and state statutes and regulations affecting such activities. These rules and regulations, among other things, require licensing of mortgage bankers, govern how mortgage servicers process a mortgagor's payment, require an annual analysis of FNMC's escrow balances and also regulate the procedure for making investor payments.

         Many states have adopted statutes and regulations which require the payment of interest on escrow accounts, but many of these provisions contain exemptions from the requirement to pay interest. The common exemptions are: interest is paid only on loans originated after enactment or phase-in; interest need only be paid if the mortgage servicer earns interest on the account; interest need not be paid by an out-of-state mortgage servicer; and interest need not be paid on low loan-to-value loans or government loans or where interest is offset by administrative expenses. It is presently unclear whether these statutes and regulations, or some variation thereof, will be implemented by other states and if so what effect that will have on the Registrant and FNMC.

         Effective July 1, 1993, the Georgia Legislature enacted registration and licensing requirements for mortgage brokers and lenders engaged in making loans secured by one-to-four family residential property located in Georgia (the "Mortgage Act"). FNMC, as a subsidiary of a Georgia bank holding company subject to examination by the DBF, is exempt from the licensing requirement of the Mortgage Act, but is required to register with the DBF. FNMC must renew its registration annually and provide the DBF in its renewal application with information, including a general plan of the business, financial statements and other financial information requested by the DBF and shareholders owning at least 10% of the mortgage lender's equity. FNMC is required to maintain such records as the DBF may require and is subject to examination by the DBF. In addition, FNMC must file an annual report with the DBF each year.

         The Mortgage Act requires that mortgage brokers and lenders, including FNMC, make certain disclosures to applicants for mortgage loans. The Mortgage Act also provides authority for the DBF to promulgate rules with respect to escrow accounts and the advertising of mortgage loans, and the DBF has promulgated regulations governing mortgage loan advertising. In addition, the Mortgage Act imposes restrictions on unfair mortgage banking practices, as defined by the Mortgage Act.

         There are also numerous rules and regulations imposed on mortgage loan originators. These rules and regulations require originators to obtain and maintain licenses, establish eligibility criteria for mortgage loans, prohibit discrimination, regulate advertising of loans, encourage lenders to identify and meet the credit needs of the community, including low and moderate income neighborhoods, consistent with sound lending practices, by requiring certain statistical information be maintained and publicly available regarding mortgage lending practices within certain geographical areas, provide for inspections and appraisals of properties, require credit reports on prospective borrowers, regulate payment features and, in some cases, fix maximum interest rates, fees and loan amounts. Failure to comply with these requirements can lead to loss of approved status, termination of servicing contracts without compensation to the servicer, demands for indemnification or loan repurchases, and administrative enforcement actions.

REGULATION OF BROKER-DEALERS

         Securities broker-dealers are subject to extensive regulation. Generally, broker-dealers must register with the Commission and the states in which they operate. All broker-dealers must be members of the NASD, subject to its rules and disciplinary procedures. Personnel of broker-dealers engaged in sales activities must be licensed as salespeople under the appropriate state laws and register with the NASD. Registered broker-dealers are subject to detailed recordkeeping and reporting requirements. The extent to which broker-dealers can extend credit is also subject to regulation. FNCI, as a registered broker-dealer, is also subject to rules regarding minimum capital, disclosure obligations, restrictions on markups, and other matters.

RECENT LEGISLATION

         In September 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") became law. The Interstate Banking Act has two major provisions regarding the merger, acquisition and operation of banks across state lines. First it provides that effective September 29, 1995, adequately capitalized and managed bank holding companies will be permitted to acquire banks in any state. State laws prohibiting interstate banking or discriminating against out-of- state banks will be preempted as of the effective date. States cannot enact laws opting out of this provision; however, states may adopt minimum restrictions requiring that target banks located within the state be in existence for a period of years, before such bank may be subject to the Interstate Banking Act. The Interstate Banking Act establishes deposit caps which prohibit acquisitions that would result in the acquirer controlling 30% or more of the deposits of insured banks and thrifts held in the state in which the acquisition or merger is occurring or in any state in which the target maintains a branch or 10% or more of the deposits nationwide. State-level deposit caps are not preempted as long as they do not discriminate against out-of-state acquirers, and the federal deposit caps apply only to initial entry acquisitions.

         The legislation also provides that, unless an individual state elects beforehand either (i) to accelerate the effective date or (ii) to prohibit out-of-state banks from operating interstate branches within its territory, on or after June 1, 1997, adequately capitalized and managed bank holding companies will be able to consolidate their multi- state bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank would be permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. The State of Georgia has enacted legislation in connection with the Interstate Banking Act which requires that a bank located within the state must be in existence for a period of five years before it may be acquired by an out-of-state institution. This state legislation also requires out-of-state institutions to purchase an existing bank or branch in the state rather than starting a de novo bank. Many states, including Georgia, have enacted legislation which permits banks with different home states to merge if the states involved have enacted legislation permitting interstate bank mergers prior to June 1, 1997. The Registrant believes that this legislation may result in increased takeover activity of Georgia financial institutions by out-of-state financial institutions. However, the Registrant does not presently anticipate that such legislation will have a material impact on its operations or future plans.

         Under prior Georgia law which was applicable to national banks, the establishment of new or additional branch banks in a county, other than the county in which the parent bank was located, was prohibited except in very narrow situations. Pursuant to legislation recently enacted, with the prior approval of the appropriate regulator, after July 1, 1996, a state or national bank may establish three new or additional branch banks de novo in the same manner as currently provided for the establishment of bank offices under the Georgia Financial Institution Code. These branches may be located anywhere in Georgia. If a bank is part of a bank holding company, all affiliates would be treated as one bank and the holding company would be limited to branching to only three counties. Otherwise, the same restrictions on Georgia banks' ability to form or acquire branch banks that exist prior to July 1, 1996, continue to apply until July 1, 1998. As of July 1, 1998, new or additional branch banks may be established anywhere in the state with the prior approval of the appropriate regulator.

ONE-TIME SAIF ASSESSMENT

         In 1992 FNB acquired deposits from a savings and loan institution. These deposits are subject to FDIC deposit insurance assessments for the SAIF. On September 3, 1996, legislation authorizing the recapitalization of the SAIF became effective. This legislation required the Registrant, and all other depository institutions having SAIF insured deposits, to pay a one-time assessment. FNB provided for this special assessment and recorded a pretax charge of $250,000 in the third quarter of 1996.

FDIC INSURANCE ASSESSMENTS

         FNB is subject to FDIC deposit insurance assessments for the BIF. The FDIC has implemented a risk-based assessment system whereby banks are assessed on a sliding scale depending on their placement in nine separate supervisory categories. Prior to June 1, 1995, the assessment scale ranged from $.23 per $100 of deposits for the healthiest banks (those with the highest capital to assets ratios, best management and best overall condition) to as much as $.31 per $100 of deposits for the less healthy institutions. However, effective June 1, 1995, the BIF reached the designated reserve ratio of 1.25% of total estimated deposits and the FDIC lowered the assessment rate schedule for BIF members to $0.04 per $100 of deposits for the healthiest banks to $.31 per $100 of deposits for less healthy institutions. Prior to June 1, 1995, FNB's BIF assessment was $.26 per $100 of deposits and after such date, the rate was reduced to $.07 per $100 of deposits.

DIVIDENDS

         The Registrant is a legal entity separate and distinct from FNB and the Registrant's other subsidiaries. Most of the revenues of the Registrant result from dividends and interest paid to it by FNB. There are statutory and regulatory requirements applicable to the payment of dividends by FNB as well as by the Registrant to its shareholders.

         Under the regulations of the OCC, dividends of FNB may be declared out of net profits of FNB. The approval of the OCC is required if the total of all dividends declared by FNB exceeds the total of its net profits for the year combined with its retained net profits for the preceding two years.

         The payment of dividends by the Registrant and FNB may primarily also be affected or limited by other factors, such as the requirement to maintain capital above regulatory guidelines. Based on such guidelines, at December 31, 1996, FNB was precluded from making dividend payments to the Registrant. The Registrant is dependent on dividend income and management fees from FNB to provide funds to service its long-term indebtedness.

         Also see "Capital - Regulatory Agreements."

EXECUTIVE OFFICERS OF THE REGISTRANT

         Executive officers are elected by the Board of Directors annually at the Board meeting held directly after the Annual Meeting of Shareholders and hold office until the next election, unless they sooner resign or are removed from office.

         The executive officers of the Registrant, and their ages, positions with the Registrant and subsidiaries and terms of office as of December 31, 1996 are as follows:

                                          Officer
             Name                Age       Since                              Position
             ----                ---       -----                              --------

 James B. Miller, Jr.             56       1979     Chairman  of  the  Board,  President  and  Chief  Executive
                                                    Officer  of the  Registrant since  1979;  President of  FNB since  1977, Chairman of FNMC  since 1979,  and Chairman of
                                                    FNCI beginning in 1995.

 Sharon R. Denney                 58       1985     Executive  Vice President of  the Registrant  and FNB since
                                                    1992.  Joined FNB as Vice President in 1979.

 M. Howard Griffith, Jr.          54       1994     Principal Accounting  Officer of  the Registrant and  Chief
                                                    Financial  Officer  of  FNB  since  February  1994.    Vice
                                                    President and Treasurer of Synovus Financial  Corp., a bank holding company based  in Columbus, Georgia,  from December
                                                    1992  through October  1993.   Chief  Financial Officer  of
                                                    Fidelity Savings  Bank in  Dalton, Georgia  from June  1992 through December 1992.  Held various accounting  positions, culminating in  the position of Finance  Executive Officer, with NationsBank  of Georgia,  N.A., from  January 1975  to
                                                    March 1992.

 Curtis A. James                  72       1982     Senior Vice  President of the Registrant since 1992; Senior
                                                    Vice President of FNB since 1989.

ITEM 2.  PROPERTIES

         The Registrant's principal offices are located at 160 Clairemont Avenue, Decatur, Georgia, all of which space is leased and includes approximately 35,000 square feet, including the full-service Decatur Banking Center. FNCI's principal offices are located in leased space at 3490 Piedmont Road, Atlanta, Georgia. FNMC's principal offices are located at 3 Corporate Square, Atlanta, Georgia where FNB leases approximately 80,000 square feet.

         As of December 31, 1996, FNB had 15 other branch offices located in Fulton County, DeKalb County, Cobb County, and Gwinnett County, Georgia, ten of which are owned and five of which are leased. FNB and FNMC each lease loan production offices in Jacksonville and Tampa, Florida.

ITEM 3.  LEGAL PROCEEDINGS

         The Registrant and its subsidiaries are parties to certain claims and litigation occurring in the normal course of operations. In the opinion of management, none of these matters, when resolved, will have a material adverse effect on the financial position of the Registrant or future operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         STOCK. The Registrant's Common Stock is traded on the National Association of Securities Automated Quotation System ("NASDAQ") under the trading symbol LION. There were approximately 370 holders of record and approximately 250 beneficial owners whose shares of Registrant's common stock are held by brokers, dealers and their nominees as of February 28, 1997.

         Market prices of the Registrant's Common Stock included on the inside back cover of the 1996 Annual Report to Shareholders are incorporated herein by reference.

         On September 30, 1996 the Registrant sold an aggregate of 44,015 shares of common stock to directors and their affiliates in a private placement at $12.625 per share paid in cash. This private placement of securities is exempt from registration under Section 4(2) of the Securities Act of 1933.

         DIVIDENDS. Cash dividends paid by the Registrant in 1996, 1995, and 1994 were $.15, $.1398, and $.1364 per share, respectively. Prior to 1991, no cash dividends were paid. The Registrant has discontinued paying dividends pursuant to the FRB Agreement. See "Capital - Regulatory Agreements."

         Further, the terms of the Registrant's long-term bank debt subject it to certain financial covenants with respect to its and FNB's capital and FNB's net income. The terms of the long-term debt provide that the Registrant may not pay cash dividends on its Common Stock if such dividend payment would cause the Registrant not to comply with the financial covenants of the long-term debt. In addition, the ability of FNB to pay dividends to the Registrant is restricted by applicable regulatory requirements. See "Item 1. Business - Supervision and Regulation" and "Capital - Regulatory Agreements."

ITEM 6.  SELECTED FINANCIAL DATA

         Selected financial data for each of the five years ended December 31, 1996, is included in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.

                                   PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis of financial condition and results of operation appear under the caption "Consolidated Financial Review" of the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Report of Independent Auditors, the Consolidated Financial Statements and Notes to the Consolidated Financial Statements of the Registrant's 1996 Annual Report to Shareholders are incorporated herein by reference.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information to be contained under the heading "Information About Nominees for Director" in the definitive Proxy Statement to be sent to shareholders in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on May 15, 1997, to be filed with the Commission, is incorporated herein by reference. Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Registrant is included in Item I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

         The information to be contained under the headings "Executive Compensation," "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation" in the definitive Proxy Statement to be sent to shareholders in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on May 15, 1997, to be filed with the Commission, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information to be contained under the heading "Voting Securities and Principal Holders" in the definitive Proxy Statement to be sent to shareholders in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on May 15, 1997, to be filed with the Commission, is incorporated herein by reference. For purposes of determining the aggregate market value of the Registrant's voting stock held by non- affiliates, shares held by all directors and executive officers of the Registrant have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of the Registrant as defined by the Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information to be contained under the heading "Compensation Committee Interlocks and Insider Participation" in the definitive Proxy Statement to be sent to shareholders in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on May 15, 1997, to be filed with the Commission, is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM S-K

(1)      Financial Statements.

         (a) The following consolidated financial statements and notes thereto of the Registrant are incorporated by reference into
               Item 8 of this Report:

               Report of Independent Auditors

               Consolidated Statements of Condition - December 31, 1996 and December 31, 1995

               Consolidated Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994

               Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1996, 1995 and 1994

               Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994

               Notes to Consolidated Financial Statements - December 31, 1996

(2)      Financial Statement Schedules.

         No financial statement schedules are required to be filed as part of this Report on Form 10-K.

(3)      Exhibits.

         (a) The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K. Items marked with an asterisk relate to management contracts or compensatory plan or arrangement.

                         Exhibit No.                                    Name of Exhibit
                         -----------                                    ---------------

                         3(a) and 4(a)    Articles of Incorporation of the Registrant, as amended (included as
                                          Exhibit 3(a) and 4(a) to the Registrant's Registration Statement on Form
                                          10, Commission File No. 0-22374, filed with the Commission and incorporated herein by reference).

                              3(b)        Bylaws of the Registrant (included as Exhibit 3(b) and 4(b) to the
                                          Registrant's Registration Statement on Form 10, Commission File 0-22374,
                                          filed with the Commission and incorporated herein by reference).

                              3(c)        Articles of Amendment to the Articles of Incorporation of Fidelity
                                          Southern Corporation (included as Exhibit 3(c) to the Report filed on Form
                                          8-K dated August 4, 1995 filed with the Commission and incorporated herein by reference).

                              3(d)        Articles of Amendment to the Articles of Incorporation of Fidelity
                                          National Corporation increasing the number of authorized shares of capital stock.

                              3(e)        Articles of Amendment to the Articles of Incorporation of Fidelity
                                          National Corporation authorizing the issuance of preferred stock.

                              4(d)        Form of Trust Indenture (included herein by reference as Exhibit 4(a) of
                                          Amendment 1 to Registrant's Registration Statement on From S-1, No. 33-
                                          99174.
                              4(e)        Form of Subordinated Note (included herein by reference to Exhibit 4(b) of
                                          Amendment 1 to Registrant's Registration Statement on From S-1, No. 33-
                                          99174.

                             10(a)        Fidelity National Bank Defined Contribution Master Plan and Trust
                                          Agreement and related Adoption Agreement, as amended (included as Exhibit
                                          10(a) to the Registrant's Registration Statement on Form 10, Commission
                                          File No. 0-22376, filed with the Commission and incorporated herein by reference).

                              Exhibit No.                                   Name of Exhibit
                              -----------                                   ---------------

                                 10(b)        Loan Agreement dated March 26, 1992, by and between Bank South, N.A. and the Registrant related to $1,000,000 loan and related pledge agreement and promissory note, and amendment to the Loan Agreement dated August 23, 1993
                                              (included as Exhibit 10(b) to the Registrant's Registration Statement on
                                              Form 10, Commission File No. 0-22376, filed with the Commission and incorporated herein by reference).

                                 10(c)        Purchase and Assumption Agreement between Resolution Trust Corporation and the Registrant dated March 27, 1992, related to Vinings branch of the
                                              Federal Savings Bank, FS (included as Exhibit 10(c) to the Registrant's
                                              Registration Statement on Form 10, Commission File No. 0-22376, filed with the Commission and incorporated herein by reference).
                                 10(d)        Purchase and Assumption Agreement between Resolution Trust Corporation and the Registrant dated March 27, 1992, related to East Cobb branch of the
                                              United Federal Savings Bank (included as Exhibit 10(d) to the Registrant's
                                              Registration Statement on Form 10, Commission File No. 0-22376, filed with the Commission and incorporated herein by reference).

                                 10(e)        Lease Agreement dated February 6, 1989, by and between DELOS and Fidelity
                                              National Bank and amendments thereto (included as Exhibit 10(e) to the
                                              Registrant's Registration Statement on Form 10, Commission File No. 0-
                                              22376, filed with the Commission and incorporated herein by reference).

                                 10(f)        Lease Agreement dated September 7, 1995, by and between Toco Hill, Inc.
                                              and Fidelity National Bank (included as Exhibit 10(f) to the Registrant's
                                              Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

                                 10(g)        *Salary Continuation Agreement dated August 26, 1985, between Fidelity
                                              National Bank and Sharon Denney as filed (included as Exhibit 10(f) to the
                                              Registrant's Report on Form 10-K for the fiscal year ended December 31,
                                              1994) was extended by Resolution of the Board of Directors until December
                                              31, 2003 (included as Exhibit 10(g) to the Registrant's Annual Report on
                                              Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

                         Exhibit No.                                   Name of Exhibit
                         -----------                                   ---------------
                             10(h)       Agreement dated November 14, 1996 between the OCC and the Registrant.

                             10(i)       Resolution adopted by the Board of Directors of Registrant on February 13,
                                         1997.

                             10(j)       Letter from OCC to Bank dated April 3, 1997

                             13          1996 Annual Report to Shareholders.  Certain portions of this Exhibit are incorporated by reference into this Form 10-K; except as so incorporated by reference, the 1996 Annual Report to Shareholders is not deemed to be filed as part of this Report on Form 10-K.

                             21          Subsidiaries of the Registrant (included as Exhibit 22 to the Registrant's
                                         Registration Statement on Form 10, Commission File No. 0-22376, filed with the Commission and incorporated herein by reference).

                             23          Consent of Ernst & Young LLP Independent Auditors

                             24          Powers of Attorney

                             27          Financial Data Schedule (for SEC use only)

                             99          Report of KPMG Peat Marwick LLP



----------------------------
* management contract or compensatory arrangement required to be filed as an exhibit.

(b) No reports on Form 8-K were filed during the fiscal quarter ended December 31, 1996.

(c)        Exhibits.  See Item 14 (3) above.

(d)        Financial Statement Schedules.  See Item 14 (2) above.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Decatur, State of Georgia, on the 15th day of April, 1997.

                                          FIDELITY NATIONAL CORPORATION


                                          By: /s/ James B. Miller, Jr.
                                             -----------------------------------
                                              James B. Miller, Jr.
                                              Chairman of the Board



                       POWER OF ATTORNEY AND SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      /s/ James B. Miller, Jr.                           Date: April 15, 1997
--------------------------------------------
          James B. Miller, Jr.
 Chairman of the Board and Director
     (Principal Executive Officer)


      /s/ M. Howard Griffith, Jr.                        Date: April 15, 1997
--------------------------------------------
          M. Howard Griffith, Jr.
          Chief Financial Officer
(Principal Financial and Accounting Officer)


*                                                        Date: April 15, 1997
--------------------------------------------
          James W. Anderson, Jr.
                 Director




*                                                                            Date:  April 15, 1997
------------------------------------------------------------
                  Edward G. Bowen, M.D.
                         Director


*                                                                            Date:  April 15, 1997
------------------------------------------------------------
               Marvin C. Goldstein, D.D.S.
                         Director


*                                                                            Date:  April 15, 1997
------------------------------------------------------------
             Manning M. Pattillo, Jr., Ph.D.
                         Director


*                                                                            Date:  April 15, 1997
------------------------------------------------------------
                    Robert J. Rutland
                         Director


                                                                             Date:  April 15, 1997
------------------------------------------------------------
                  W. Clyde Shepherd, Jr.
                         Director


*                                                                            Date:  April 15, 1997
------------------------------------------------------------
                 R. Phillip Shinall, III
                         Director


*                                                                            Date:  April 15, 1997
------------------------------------------------------------
                    Rankin Smith, Jr.
                         Director


                                                                             Date:  April 15, 1997
------------------------------------------------------------
                   Felker W. Ward, Jr.
                         Director


*              /s/ M. Howard Griffith, Jr.                                   Date:  April 15, 1997
------------------------------------------------------------
                 M. Howard Griffith, Jr.
                     Attorney-in-Fact

