Form 10-Q
period 1997-03-31
FIDELITY NATIONAL CORP /GA/
filed 1997-05-14
CIK 822662

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended               March 31, 1997
                               -------------------------------------------------


Commission File Number:    0-22374
                        --------------------------------------------------------

                          Fidelity National Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Georgia                                    58-1416811
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

     3490 Piedmont Road, Suite 1550                 Atlanta, GA 30305
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

                                 (404) 639-6500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                   Shares Outstanding at March 31, 1997
         --------------------------         ------------------------------------
         Common Stock, no par value                      4,656,665

                          FIDELITY NATIONAL CORPORATION

                                      INDEX


                                                                    Page Number
                                                                    -----------
Part I.           Financial Information

       Item 1.    Financial Statements

                  Consolidated Statements of Condition
                  March 31, 1997 (unaudited), and December 31, 1996         1

                  Consolidated Statements of Income (unaudited)
                  Three Months Ended March 31, 1997 and 1996                2

                  Consolidated Statements of Cash Flows (unaudited)
                  Three Months Ended March 31, 1997 and 1996                3

                  Notes to Consolidated Financial Statements              4-5

       Item 2     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    5-10

Part II.          Other Information                                        11

                  Signature Page                                           11

                         PART I - FINANCIAL INFORMATION
                         ITEM 1. - FINANCIAL STATEMENTS

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                 (Unaudited)
                                                                  March 31,       December 31,
                                                                    1997              1996
                                                                -------------    -------------
ASSETS
     Cash and due from banks                                    $  27,575,174    $  29,311,690
     Interest-bearing deposits with banks                           3,445,168        3,300,708
     Federal funds sold                                            23,223,550          343,019
     Investment securities available-for-sale                      62,049,318       71,230,743
     Investment securities held to maturity (approximate fair
          value of $5,672,820 and $6,161,119 at March 31,
          1997 and December 31, 1996, respectively)                 6,280,027        6,279,816
     Loans held for sale                                           22,457,570       38,105,868
     Loans, net of unearned income                                439,980,149      429,283,563
     Less: Allowance for loan losses                               16,018,527       16,510,842
                                                                -------------    -------------
     Loans, net                                                   423,961,622      412,772,721
     Premises and equipment, net                                   20,996,181       19,799,079
     Other real estate                                              2,122,068          566,751
     Accrued interest receivable                                    5,058,693        5,007,876
     Other assets                                                  18,421,213       18,702,026
                                                                -------------    -------------
              Total assets                                      $ 615,590,584    $ 605,420,297
                                                                =============    =============

LIABILITIES
     Deposits
         Noninterest-bearing demand deposits                    $  79,694,595    $  73,877,369
         Interest-bearing deposits:
              Demand and money market                              89,747,886       78,451,267
              Savings                                              34,667,788       38,867,549
              Time deposits, $100,000 and over                     84,454,898       86,630,315
              Other time deposits                                 268,105,298      266,886,829
                                                                -------------    -------------
                  Total deposits                                  556,670,465      544,713,329
     Short-term borrowings                                         15,386,464       17,183,769
     Long-term debt                                                16,500,000       16,500,000
     Accrued interest payable                                       3,615,567        3,502,631
     Other liabilities                                              2,547,157        2,447,752
                                                                -------------    -------------
              Total liabilities                                   594,719,653      584,347,481

SHAREHOLDERS' EQUITY
     Common stock, no par value.  Authorized
       50,000,000; issued 4,667,757 and 4,665,256;
       outstanding 4,656,665 and 4,654,164; in 1997
       and 1996, respectively                                      11,898,105       11,878,597
     Treasury shares, at cost. 11,092 shares in 1997 and 1996         (69,325)         (69,325)
     Net unrealized losses on investment
       securities available-for-sale                                 (670,245)        (140,241)
     Retained earnings                                              9,712,396        9,403,785
                                                                -------------    -------------
              Total shareholders' equity                           20,870,931       21,072,816
                                                                -------------    -------------
Total liabilities and shareholders' equity                      $ 615,590,584    $ 605,420,297
                                                                =============    =============


See accompanying notes to consolidated financial statements.

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                          Three Months Ended March 31,
                                          ----------------------------
                                               1997          1996
                                          ------------   -------------
INTEREST INCOME
     Loans, including fees                 $13,965,378   $12,576,780
     Investment securities-taxable           1,214,990     1,100,172
     Federal funds sold                         41,235        38,757
     Deposits with other banks                  18,357         2,158
                                           -----------   -----------
         Total interest income              15,239,960    13,717,867

INTEREST EXPENSE
     Deposits                                5,896,003     5,262,723
     Short-term borrowings                     239,227       178,882
     Long-term debt                            380,074       395,302
                                           -----------   -----------
         Total interest expense              6,515,304     5,836,907
                                           -----------   -----------

NET INTEREST INCOME                          8,724,656     7,880,960
     Provision for loan losses               4,770,000     2,400,000
                                           -----------   -----------
NET INTEREST INCOME AFTER PROVISION FOR
     LOAN LOSSES                             3,954,656     5,480,960

NONINTEREST INCOME
     Service charges on deposit accounts       515,552       407,784
     Credit card fees                          670,918       573,303
     Mortgage banking activities             2,523,254     1,239,946
     Securities gains, net                          --        86,709
     Other                                   1,524,758     1,147,480
                                           -----------   -----------
         Total noninterest income            5,234,482     3,455,222

NONINTEREST EXPENSE
     Salaries and employee benefits          4,469,203     3,847,489
     Furniture and equipment                   496,477       376,159
     Net occupancy                             808,597       543,050
     Credit card processing                    664,216       617,368
     Amortization of mortgage
         servicing rights                      248,642       582,095
     Other                                   2,029,516     2,039,399
                                           -----------   -----------
         Total noninterest expense           8,716,651     8,005,560
                                           -----------   -----------

     Income before income taxes                472,487       930,622

     Income tax expense                        163,876       327,514
                                           -----------   -----------

NET INCOME                                 $   308,611   $   603,108
                                           ===========   ===========

NET INCOME PER SHARE                       $       .07   $       .13
                                           ===========   ===========


Weighted average shares outstanding          4,655,808     4,608,383
                                           ===========   ===========

See accompanying notes to consolidated financial statements.

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                       1997            1996
                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                    $    308,611    $    603,108
     Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
         Provision for loan losses                                    4,770,000       2,400,000
         Depreciation and amortization of premises and equipment        408,988         308,998
         Amortization of mortgage servicing rights                      248,642         286,521
         Additions of originated mortgage servicing rights              (82,046)        193,389
         Other amortization and (accretion), net                        407,244          (2,237)
         Securities gains, net                                               --         (86,660)
         Gain on loan sales                                            (184,608)             --
         Decrease (increase) in loans held for sale                  15,648,298     (34,083,239)
         Net increase in accrued interest receivable                    (50,817)       (493,514)
         Net increase in accrued interest payable                       112,936          11,914
         Net decrease (increase) in other assets                        362,859          29,802
         Net increase in other liabilities                               99,405       1,450,917
                                                                   ------------    ------------
              Net cash flows used in operating activities            22,049,512     (29,767,779)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of investment securities held to maturity                     --      (2,978,438)
     Maturities of investment securities held to maturity            18,005,000       2,000,000
     Sales of investment securities available for sale                       --       9,564,602
     Purchase of investment securities available for sale           (14,000,625)    (23,643,605)
     Maturities of investment securities available for sale           4,601,496       3,681,536
     Loan originations, net of repayments                           (45,498,579)    (24,766,371)
     Purchases of premises and equipment                             (1,606,090)       (814,826)
     Proceeds from sale of loans                                     28,059,286              --
     Proceeds from sale of mortgage servicing rights                    908,649              --
     Gain on mortgage servicing rights sales                         (1,493,979)             --
     Proceeds from sale of other real estate                             84,466         (53,217)
                                                                   ------------    ------------
              Net cash flows used in investing activities           (10,940,376)    (37,010,319)
                                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in demand deposits,
         Money market accounts, and savings accounts                 12,914,084     (11,280,543)
     Net (decrease) increase in time deposits                          (956,948)     43,476,555
     Repayment of long-term debt                                             --        (250,000)
     (Decrease) increase in short-term borrowings                    (1,797,305)     17,515,158
     Dividends paid                                                          --        (172,813)
     Proceeds from the sale of common stock                              19,508              --
                                                                   ------------    ------------
         Net cash flows provided by financing activities             10,179,339      49,288,357
                                                                   ------------    ------------
         Net decrease in cash and cash equivalents                   21,288,475     (17,489,741)

Cash and cash equivalents, beginning of period                       32,955,417      37,359,690
                                                                   ------------    ------------
Cash and cash equivalents, end of period                           $ 54,243,892    $ 19,869,949
                                                                   ============    ============

Supplemental disclosures of cash flow information
     Cash paid during the period for:
     Total interest paid                                           $  6,402,368    $  5,824,993
                                                                   ============    ============
     Total income taxes paid                                       $         --    $    600,000
                                                                   ============    ============

See accompanying notes to consolidated financial statements.

                          FIDELITY NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1997


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Fidelity National Corporation and Subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. All such adjustments are normal recurring accruals. Operating results for the three-month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


Note B - Shareholders' Equity

During the period ended March 31, 1996, the Company declared and paid dividends totaling $172,815. The Board of Governors of the Federal Reserve has established capital adequacy guidelines for bank holding companies. At March 31, 1997, the Company did not meet the minimum capital ratios established by the guidelines and accordingly was precluded from paying further dividends. During the period ended March 31, 1997, no dividends were declared or paid by the Company.


The Company has previously reported that, as a result of the losses for the fiscal year ending December 31, 1996, the Company and the Bank were no longer in compliance with certain minimum capital requirements prescribed by the Federal Reserve Bank and by the Office of the Comptroller of the Currency ("OCC") as of December 31, 1996. At that time and as of March 31, 1997, the Company and the Bank were deemed to be "undercapitalized" pursuant to the applicable regulations. The additional capital needed to have the Bank meet the minimum regulatory standards to be deemed adequately capitalized at March 31, 1997, was $3 million. The Bank filed a capital restoration plan with the OCC in response to the OCC's formal notification of the Bank's undercapitalized status dated April 3, 1997. The capital restoration plan has been accepted and approved by the OCC. The plan provides for the prompt raising of additional capital by the Company and the Bank. In furtherance of this undertaking, the Company has engaged an investment banker. Failure to timely achieve the specified capital goals contained in the capital restoration plan will subject the Bank to various regulatory actions by the OCC, including the restrictions applicable to "significantly undercapitalized banks." There can be no assurances that the Bank and the Company will be able to achieve the objectives of the plan on a timely basis. See Item 1, "Recent Developments" and "Capital," of the Company's Report on Form 10-K for 1996 and Note 2, "Regulatory Matters" of the Company's "Notes to Consolidated Financial Statements" set forth in the Company's 1996 Annual Report to Shareholders which has been filed as an exhibit to the Company's Report on Form 10-K for 1996.

Note C - Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." The statement revises standards for computing and presenting net income per share by
(a) replacing primary net income per share with basic net income per share, (b) requiring dual presentation of basic and diluted net income per share for entities with complex capital structures and (c) requiring a reconciliation of the basic net income per share computation to diluted net income per share. Basic net income per share is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share includes the effect of potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common shares. The adoption of SFAS No. 128 will not have a material effect on the Company's earnings per share calculations.




ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis reviews important factors affecting the financial condition at March 31, 1997, compared to December 31, 1996, and results of operations for the three month period ended March 31, 1997, of Fidelity National Corporation and subsidiaries (Company). These comments should be read in conjunction with the Company's consolidated financial statements and accompanying notes appearing in this report.

ASSETS

Total assets were $616 million at March 31, 1997, compared to $605 million at December 31, 1996, a 1.7% increase. Loans, net of unearned income, increased $11 million or 2.5% to $440 million and loans held for sale decreased $16 million or 41.1% to $22 million at March 31, 1997. The loan growth was primarily a result of an increase in the Company's indirect automobile lending. During the quarter, an $11 million decline in credit card loans was offset by the increases in indirect automobile loans.

The following schedule summarizes the Company's total loans at March 31, 1997, and December 31, 1996 (dollars in thousands):

                                                       March 31,      December 31,
                                                         1997             1996
                                                       ---------      ------------
TOTAL LOANS
Loans, net of unearned income                          $439,980         $429,284
Loans held for sale:
    Mortgage loans                                       12,458           13,106
    Indirect Automobile loans                            10,000           25,000
                                                       --------         --------
    Total loans held for sale                            22,458           38,106
                                                       --------         --------

    Total loans                                        $462,438         $467,390
                                                       ========         ========

ASSET QUALITY

The following schedule summarizes the Company's asset quality position at March 31, 1997, and December 31, 1996 (dollars in thousands):

                                                         March 31,    December 31,
                                                            1997          1996
                                                         ---------    ------------
Nonperforming assets
    Nonaccrual loans                                      $ 1,297       $ 2,940
    Other real estate owned                                 2,097           567
                                                          -------       -------
       Total nonperforming assets                         $ 3,394       $ 3,507
                                                          =======       =======

Loans 90 days past due and still accruing                 $ 6,758       $ 6,890
                                                          =======       =======

Allowance for loan losses                                 $16,019       $16,511
                                                          =======       =======

Ratio of past due loans to loans                             1.54%         1.66%
                                                          =======       =======

Ratio of nonperforming assets to loans
and other real estate owned                                   .77%          .82%
                                                          =======       =======

Allowance to period-end loans                                3.64%         3.85%
                                                          =======       =======

Allowance to nonperforming loans
    (coverage ratio)                                        12.35 x        5.62 x
                                                          =======       =======


Management is not aware of any potential problem loans other than those disclosed in the table above, which includes all loans recommended for classification by regulators, which would have a material adverse impact on asset quality. The adverse trends impacting the consumer portfolio, primarily credit cards and indirect auto loans, have been discussed elsewhere herein.


DEPOSITS

Total deposits at March 31, 1997, were $557 million compared to $545 million at December 31, 1996, a 2.2% increase. During this period total liabilities increased $10 million or 1.8% to $595 million. The increase in deposits occurred principally in money market deposits which increased $11 million or 14.4%. Demand deposits increased $6 million or 7.9%, savings deposits decreased $4 million or 10.8% and time deposits decreased $1 million or .3%.


The balance sheet growth was primarily funded by the increase in total deposits which was generated in current communities.


LIQUIDITY AND SOURCES OF CAPITAL

Market and public confidence in the financial strength of the Bank and financial institutions in general will largely determine the Bank's access to appropriate levels of liquidity. This confidence is significantly dependent on the Bank's ability to maintain sound asset credit quality and appropriate levels of capital resources.

Liquidity is defined as the ability of the Bank to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis. Management measures the Bank's liquidity position by giving consideration to both on-and off-balance sheet sources of and demands for funds on a daily and weekly basis.


Sources of liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities; investment securities eligible for pledging to secure borrowings from dealers and customers pursuant to securities sold under agreements to repurchase ("repurchase agreements"); loan repayments; loan sales; deposits, and certain interest rate-sensitive deposits; and borrowings under overnight federal fund lines available from correspondent banks. During the first quarter of 1997, the Company sold $27.8 million in indirect automobile loans. In addition to interest rate-sensitive deposits, the Bank's principal demand for liquidity is anticipated fundings under credit commitments to customers.


Shareholders' equity was $20.9 million at March 31, 1997, compared to $21.1 million at December 31, 1996. The $.5 million increase in net unrealized holding losses on investment securities available-for-sale was the primary cause of the decrease. Shareholders' equity as a percent of total assets was 3.4% at March 31, 1997, compared to 3.5% at December 31, 1996.


Maintaining appropriate levels of capital is an important factor in determining the availability of critical sources of liquidity. At March 31, 1997, capital ratios were below regulatory minimums. This undercapitalized position has tightened the Company's liquidity position and reduced funding sources available to it in the past. These past sources include unsecured federal funds lines and warehouse borrowing from the Federal Home Loan Bank.


Management of the Bank seeks to maintain a stable net liquidity position while optimizing operating results, as reflected in net interest income, the net yield on earning assets and the cost of interest-bearing liabilities in particular. Key management meets regularly to review the Bank's current and projected net liquidity position and to review actions taken by management to achieve this liquidity objective.


The Company has unused sources of liquidity in the form of unused federal funds lines totaling $10.4 million at March 31, 1997.


At March 31, 1997, based on the Federal Reserve Board's guidelines, the Company's tier I capital ratio was 3.54%, the total risk-based capital ratio was 6.58%, and the leverage ratio was 2.96%. The following table represents the regulatory capital position of the Company at March 31, 1997, and December 31, 1996 (dollars in thousands):

                                  March 31, 1997                  December 31, 1996
                            -------------------------         ------------------------
                             Amount           Percent          Amount          Percent
                             ------           -------          ------          -------
Tier I capital:
     Actual                 $17,941            3.54%          $17,052           3.40%
     Minimum                 20,282            4.00            20,059           4.00
                            -------                           -------
     Deficit                $ 2,341             .46           $ 3,007            .60
                            =======                           =======

                                                   March 31, 1997                     December 31, 1996
                                            ---------------------------          -------------------------
                                             Amount             Percent           Amount           Percent
                                            -------             -------          -------           -------
Total risk-based capital:

     Actual                                 $33,369               6.58%          $31,976             6.38%
     Minimum                                 40,565               8.00            40,118             8.00
                                            -------                              -------
     Deficit                                $ 7,196               1.42           $ 8,142             1.62
                                            =======                              =======

Tier I capital leverage ratio:

     Actual                                                       2.96%                              2.67%
     Minimum acceptable                                           3.00                               3.00
     Deficit                                                       .04                                .33


For additional information, see page 4, B of the Notes to Consolidated Financial Statements.


INTEREST RATE SENSITIVITY

The interest rate sensitivity structure within the Company's balance sheet at March 31, 1997, has a net interest sensitive liability gap of 8.30 % when projecting out one year. In the near term, defined as 90 days, the Company currently has a net interest sensitivity asset gap of 17.32 %. This information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income.


EARNINGS

The net income for the first quarter ended March 31, 1997, was $308,611 compared to net income of $603,108 for the first quarter of 1996, a 48.8% decrease. Net income per share was $.07 for the first quarter of 1997, compared to $.13 for the same period in 1996.


Earnings for the quarter resulted from an increase in net interest income of $843,696 or 10.7% over first quarter 1996. Excluding a gain on the sale of mortgage servicing rights of $1,493,979 in the first quarter of 1997, noninterest income rose $285,281 or 8.3% over the comparable quarter in 1996. Noninterest expense was $8,716,651 up 8.9% over 1996. The provision for loan losses for the quarter was $4,770,000 up $2,370,000 over the first quarter of 1996. The allowance for loan losses as of March 31, 1997, was $16,018,527 compared to $6,112,029 at the end of the first quarter of 1996. The allowance for loan losses is 3.64% of loans net of unearned income compared to 1.59% at March 31, 1996.


NET INTEREST INCOME

Net interest income for the first quarter of 1997 was $8.7 million compared to $7.9 million for 1996. The $56.8 million increase in average earning assets in 1997 over the comparable period in 1996 offset the increase in interest expense attributable to the $38.0 million increase in average interest bearing liabilities. The net interest margin for the first quarter 1997 was 6.48% identical to the 6.48% for the first quarter of 1996.

PROVISION FOR LOAN LOSSES

The allowance for loan losses is established through provisions charged to operations. Such provisions are based on management's evaluation of the loan portfolio under current economic conditions, past loan and credit card loss experience, adequacy of underlying collateral, and such other factors which, in management's judgment, deserve recognition in estimating loan losses. Loans are charged off when, in the opinion of management, such loans are deemed to be uncollectible. Subsequent recoveries are added to the allowance.


Management believes the allowance for loan losses is adequate to provide for inherent loan losses. The provision for loan losses for the first quarter of 1997 was $4.8 million compared to $2.4 million for the comparable period of 1996. The increase was a result of loan growth and the increases in net charge-offs and delinquencies, primarily credit card related. Net charge-offs to average loans on an annualized basis for the three months ended March 31, 1997, were 4.53% compared to 1.63% for the same period in 1996. The following schedule summarizes changes in the allowance for loan losses for the periods indicated (calculated in thousands):

                                                   THREE MONTHS ENDED
                                                        MARCH 31,       YEAR ENDED
                                                   ------------------  ------------
                                                                       December 31,
                                                      1997      1996       1996
                                                   --------    ------  ------------
Balance at beginning of period                      $16,511    $5,537    $ 5,537
Charge-offs:
     Commercial, financial and agricultural             137         3          3
     Real estate-construction                            --        --         --
     Real estate-mortgage                                --        --         --
     Consumer installment                             1,007       187      1,657
     Credit cards                                     4,447     1,778     13,156
                                                    -------    ------    -------
     Total charge-offs                                5,591     1,968     14,816

Recoveries:
     Commercial, financial and agricultural               5         5         31
     Real estate-construction                            --        --         --
     Real estate-mortgage                                --        --         --
     Consumer installment                                42        13         64
     Credit cards                                       282       125        568
                                                    -------    ------    -------
     Total recoveries                                   329       143        663
                                                    -------    ------    -------

Net charge-offs                                       5,262     1,825     14,153
Provision for loan losses                             4,770     2,400     25,127
                                                    =======    ======    =======
Balance end of period                               $16,019    $6,112    $16,511
                                                    =======    ======    =======


NONINTEREST INCOME

Noninterest income was $5.2 million for the first quarter of 1997 compared to $3.5 million in 1996, a 51.5% increase. Noninterest income in the first quarter 1997 benefited from a $1.49 million gain on the sale of mortgage servicing rights. There were no such sales in the first quarter of 1996.

NONINTEREST EXPENSE

Noninterest expense for the three months ended March 31, 1997, was $8.7 million compared to $8.0 million for the comparable period of 1996, a 8.9% increase. The increase in salaries and benefits for the first quarter 1997 accounted for 87.4% of the total increase in noninterest expense over the comparable periods in 1996. While the number of full time equivalent employees has increased to 385 on March 31, 1997, from 367 at March 31, 1996, this is a decrease from 436 full time equivalents at December 31, 1996. This increase was due to expansion in traditional banking activities and general corporate growth.


The increases in furniture and equipment expenses and net occupancy costs during the first quarter of 1997 over the comparable period in 1996 was due to general corporate growth including branch expansion, the opening of a new operations center, and the opening of loan production offices.


Mortgage servicing rights amortization attributable to mortgage loans serviced and those which paid off during the first quarter of 1997 and 1996 was $249,000 and $582,000, respectively. The decline in amortization during the first quarter of 1997 compared to the comparable quarter in 1996 was primarily attributable to sales of mortgage servicing rights during 1996.


PROVISION FOR INCOME TAXES

The provision for income taxes for the first quarter of 1997 was $163,000, compared to $328,000 for the same period in 1996. These changes were due to changes in taxable income.


SECURITIES LITIGATION REFORM ACT

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
- This report contains certain forward-looking statements that involve risks, future events and uncertainties, including but not limited to (i) economic and competitive factors affecting the Company's operations, markets, products, services and prices, (ii) financial matters, plans and objectives of the Company or management for future operations, products or services, (iii) future economic performances of the Company, (iv) actions by governmental regulatory agencies; and (v) other factors discussed in the Company's filings with the Securities and Exchange Commission and the assumptions underlying such beliefs, expectations and intentions. Such statements are not guarantees of future performance and involve certain risks and uncertainties that could cause the Company's future results to differ materially from those expressed in any forward looking statement made by or on behalf of the Company. Many of such factors are beyond the Company's ability to control or predict. Readers are accordingly cautioned not to place undue reliance on forward looking statements. There are many factors that could cause actual results to differ materially from those in the forward looking statement. Readers are urged to consider statements labeled with the terms "believers," "belief," "experts," "intends," "plans," or "anticipates" to be uncertain and forward-looking.

                           PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

         a.   Exhibits

              27  Financial Data Schedule (for SEC use only).

         b.   Reports on Form 8-K

              None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FIDELITY NATIONAL CORPORATION
                                             (Registrant)

Date: May 14, 1997                  BY:   /s/ James B. Miller, Jr.
                                         ---------------------------------------
                                         James B. Miller, Jr.
                                         Chief Executive Officer


Date: May 14, 1997                        /s/ M. Howard Griffith, Jr.
                                         ---------------------------------------
                                         M. Howard Griffith, Jr.
                                         Chief Financial Officer