Form 10-Q
period 1997-06-30
FIDELITY NATIONAL CORP /GA/
filed 1997-08-14
CIK 822662

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                 June 30, 1997
                                 ------------------------------------------


Commission File Number:          0-22374
                       ----------------------------------------------------

                          Fidelity National Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Georgia                                                           58-1416811
-------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)

     3490 Piedmont Road, Suite 1550                                      Atlanta, GA 30305
-------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                     (Zip Code)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                     Shares Outstanding at July 31, 1997
        ---------------------------         -----------------------------------
           Common Stock, no par value                     4,659,892

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                     Page Number
                                                                     -----------
Part I.           Financial Information

       Item 1     Financial Statements

                  Consolidated Statements of Condition (unaudited)
                  June 30, 1997 and December 31, 1996                        1

                  Consolidated Statements of Income (unaudited)
                  Three Months Ended June 30, 1997 and 1996
                  Six Months Ended June 30, 1997 and 1996                    2

                  Consolidated Statements of Cash Flows (unaudited)
                  Six Months Ended June 30, 1997 and 1996                    3

                  Notes to Consolidated Financial Statements                 4

       Item 2     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     5-11

Part II.          Other Information

       Item 2     Changes In Securities                                     12

       Item 4     Submission of Matters to a Vote of Security Holders       12

       Item 6     Exhibits and Reports on Form 8-K                          12

Signature Page                                                              13

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                                 (Unaudited)
                                                                                   June 30,       December 31,
                                                                                     1997              1996
                                                                                 -------------    -------------
ASSETS
     Cash and due from banks                                                     $  29,794,789    $  29,311,690
     Interest-bearing deposits with banks                                            2,800,534        3,300,708
     Federal funds sold                                                             12,794,158          343,019
     Investment securities available-for-sale                                       82,675,501       71,230,743
     Investment securities held-to-maturity (approximate fair
         value of $5,913,000 and $6,161,000 at June 30, 1997, and December
         31, 1996, respectively)                                                     6,280,248        6,279,816
     Loans held for sale                                                            16,184,111       38,105,868
     Loans, net of unearned income                                                 435,964,469      429,283,563
     Allowance for loan losses                                                     (14,956,013)     (16,510,842)
                                                                                 -------------    -------------
     Loans, net                                                                    421,008,456      412,772,721
     Premises and equipment, net                                                    20,903,174       19,799,079
     Other real estate                                                               2,059,285          566,751
     Accrued interest receivable                                                     4,825,338        5,007,876
     Other assets                                                                   14,041,540       18,702,026
                                                                                 -------------    -------------
         Total assets                                                            $ 613,367,134    $ 605,420,297
                                                                                 =============    =============

LIABILITIES
     Deposits
         Noninterest-bearing demand deposits                                     $  75,464,903    $  73,877,369
         Interest-bearing deposits:
              Demand and money market                                               85,440,597       78,451,267
              Savings                                                               26,973,741       38,867,549
              Time deposits, $100,000 and over                                      83,315,323       86,630,315
              Other time deposits                                                  285,835,107      266,886,829
                                                                                 -------------    -------------
                  Total deposits                                                   557,029,671      544,713,329
     Short-term borrowings                                                           8,567,374       17,183,769
     Long-term debt                                                                 16,050,000       16,500,000
     Accrued interest payable                                                        3,245,983        3,502,631
     Other liabilities                                                               2,129,826        2,447,752
                                                                                 -------------    -------------
              Total liabilities                                                    587,022,854      584,347,481

SHAREHOLDERS' EQUITY
     Preferred Stock, no par value.  Authorized 10,000,000 in 1997 and none in 1996; issued and outstanding 752,000 shares of Non-cumulative
         8% Convertible Preferred Stock - Series A, stated value $6.25 in 1997;
         none in 1996                                                                4,700,000
     Common Stock, no par value.  Authorized 50,000,000 shares in 1997                                       --
         and 1996, issued 4,670,183 shares and 4,665,256 shares; and
         outstanding 4,659,091 shares and 4,654,164 shares in 1997 and
         1996, respectively                                                         11,528,843       11,878,597
     Treasury shares, at cost. 11,092 shares in 1997 and 1996                          (69,325)         (69,325)
     Net unrealized gains (losses) on investment securities available-for-sale         142,393         (140,241)
     Retained earnings                                                              10,042,369        9,403,785
                                                                                 -------------    -------------
              Total shareholders' equity                                            26,344,280       21,072,816
                                                                                 -------------    -------------
              Total liabilities and shareholders' equity                         $ 613,367,134    $ 605,420,297
                                                                                 =============    =============

See accompanying notes to consolidated financial statements.

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                   Six Months Ended June 30,  Three Months Ended June 30,
                                                   -------------------------  --------------------------
                                                        1997          1996         1997          1996
                                                   -----------   -----------  ------------   -----------
INTEREST INCOME
     Loans, including fees                         $28,228,177   $26,175,479   $14,262,799   $13,598,699
     Investment securities-taxable                   2,371,602     2,365,799     1,156,612     1,265,627
     Federal funds sold                                215,554       135,535       168,045        96,778
     Deposits with other banks                          41,620         4,515        23,263         2,357
                                                   -----------   -----------   -----------   -----------
       Total interest income                        30,856,953    28,681,328    15,610,719    14,963,461

INTEREST EXPENSE
     Deposits                                       11,877,949    11,453,727     5,975,672     6,191,004
     Short-term borrowings                             315,515       362,784        76,288       183,903
     Long-term debt                                    756,986       796,860       376,912       401,557
                                                   -----------   -----------   -----------   -----------
       Total interest expense                       12,950,450    12,613,371     6,428,872     6,776,464
                                                   -----------   -----------   -----------   -----------

NET INTEREST INCOME                                 17,906,503    16,067,957     9,181,847     8,186,997
     Provision for loan losses                       8,270,000     5,400,000     3,500,000     3,000,000
                                                   -----------   -----------   -----------   -----------
NET INTEREST INCOME AFTER PROVISION FOR
     LOAN LOSSES                                     9,636,503    10,667,957     5,681,847     5,186,997

NONINTEREST INCOME
     Service charges on deposit accounts             1,029,753       834,722       514,201       426,938
     Credit card fees                                1,456,019     1,357,621       785,101       784,318
     Mortgage banking activities                     3,314,429     3,504,479       791,175     2,264,533
     Securities gains, net                                --         282,530          --         195,821
     Other                                           3,015,255     2,500,818     1,490,497     1,353,338
                                                   -----------   -----------   -----------   -----------
       Total noninterest income                      8,815,456     8,480,170     3,580,974     5,024,948

NONINTEREST EXPENSE
     Salaries and employee benefits                  8,473,717     8,180,888     4,004,514     4,333,399
     Furniture and equipment                         1,075,415       753,903       578,938       377,744
     Net occupancy                                   1,598,920     1,105,384       790,323       562,334
     Credit card processing and transaction fees     1,416,330     1,287,675       752,114       670,307
     Amortization of mortgage servicing rights         400,751     1,024,021       152,109       441,926
     Other                                           4,522,717     4,274,062     2,493,201     2,234,663
                                                   -----------   -----------   -----------   -----------
       Total noninterest expense                    17,487,850    16,625,933     8,771,199     8,620,373
                                                   -----------   -----------   -----------   -----------

       Income before income taxes                      964,109     2,522,194       491,622     1,591,572

       Income tax expense                              317,347       914,262       153,471       586,748
                                                   -----------   -----------   -----------   -----------

NET INCOME                                         $   646,762   $ 1,607,932   $   338,151   $ 1,004,824
                                                   ===========   ===========   ===========   ===========

INCOME PER SHARE                                   $       .14   $       .35   $       .07   $       .22
                                                   ===========   ===========   ===========   ===========

AVERAGE COMMON SHARES                                4,657,057     4,608,383     4,683,548     4,608,383
                                                   ===========   ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Six Months Ended
                                                                               June 30,
                                                                     -----------------------------
                                                                          1997            1996
                                                                     ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                      $    646,762    $   1,607,932
     Adjustments to reconcile net income to net cash provided by (used in)
         operating activities:
         Provision for loan losses                                      8,270,000        5,400,000
         Depreciation and amortization of premises and equipment          873,594          636,460
         Amortization of mortgage servicing rights                        400,751        1,024,021
         Additions of originated mortgage servicing rights               (145,500)        (587,004)
         Other accretion, net                                            (471,148)        (694,052)
         Securities gains, net                                               --           (282,530)
         Gain on loan sales and securitization                            (94,766)            --
         Decrease (increase) in loans held-for-sale                    21,921,757      (55,073,320)
         Net increase (decrease) in accrued interest receivable           182,538         (692,837)
         Net (decrease) increase in accrued interest payable             (256,648)         471,317
         Net decrease (increase) in other assets                        4,660,486         (235,355)
         Net (decrease) increase in other liabilities                    (326,104)       1,439,587
                                                                     ------------    -------------
         Net cash flows provided by (used in) operating activities     35,661,722      (46,985,781)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of investment securities held-to-maturity                     --        (10,359,729)
     Maturities of investment securities held-to-maturity              18,005,000       12,381,291
     Sales of investment securities available-for-sale                       --         17,982,241
     Purchase of investment securities available-for-sale             (33,993,058)     (42,600,395)
     Maturities of investment securities available-for-sale             5,285,270        5,134,406
     Loan originations, net of repayments                             (76,267,496)     (66,767,580)
     Purchases of premises and equipment                               (2,162,490)      (2,856,064)
     Proceeds from sale of loans and equipment                         58,270,703             --
     Proceeds from sale of other real estate                               84,466           53,740
                                                                     ------------    -------------
              Net cash flows used in investing activities             (30,777,605)     (87,032,090)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net (decrease) increase in demand deposits,
         money market accounts, and savings accounts                   (3,316,944)      17,288,327
     Net increase in time deposits                                     15,633,286       95,541,734
     Repayment of long-term debt                                         (150,000)        (250,000)
     (Decrease) increase in short-term borrowings                      (8,616,395)      17,230,442
     Dividends paid                                                          --           (345,626)
     Net proceeds from sale of preferred stock                          4,000,000             --
                                                                     ------------    -------------
              Net cash flows provided by financing activities           7,549,947      129,464,877
                                                                     ------------    -------------
              Net increase (decrease) in cash and cash equivalents     12,434,064       (4,552,994)

Cash and cash equivalents, beginning of period                         32,955,417       37,359,690
                                                                     ============    =============
Cash and cash equivalents, end of period                             $ 45,389,481    $  32,806,696
                                                                     ============    =============

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
     Total interest paid                                             $ 13,207,098    $  11,998,619
                                                                     ============    =============
     Total income taxes paid                                         $          -    $   1,005,556
                                                                     ============    =============


See accompanying notes to consolidated financial statements.

                          FIDELITY NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1997

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Fidelity National Corporation and subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. All such adjustments are normal recurring accruals. Operating results for the three-month and six-month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Note B - Shareholders' Equity

During the period ended June 30, 1996, the Company declared and paid dividends on Common Stock totaling $345,626. On June 30, 1997, the Company declared dividends of $8,178 on its Non-cumulative 8% Convertible Preferred Stock, Series A, Stated Value $6.25 per share ("Preferred Stock").

Dividends are payable quarterly at the rate of 8% per annum of the stated value, i.e. $0.125 per share per quarter, when, if and as declared by the Board of Directors of the Company. Dividends which are not declared or not declared in full do not cumulate and thus are not payable at a later date. A dividend was declared and paid on the Preferred Stock outstanding July 1, 1997 for the period of June 24, 1997 (the date certain shares of Preferred Stock were issued) through June 30, 1997.

Holders of Preferred Stock shall be entitled to vote on each matter on which holders of Common Stock are entitled to vote, and shall be entitled to receive notice of any meeting of the holders of Common Stock, and shall otherwise be accorded all voting powers and rights of holders of Common Stock. Each share of Preferred Stock shall have the number of votes equal to the number of shares of Common Stock into which it is convertible. Whenever the approval or other action of the holders of the Preferred Stock voting as a separate class is required by applicable law or by the Company's Articles of Incorporation, each share of the Preferred Stock shall be entitled to one vote, and the affirmative vote of the majority of such shares at a meeting at which a majority of such shares are present or represented shall be sufficient to constitute such approval or other action.

Each share of Preferred Stock may be converted by the holder thereof at any time into .86926 of a share of Common Stock.

Upon the liquidation or winding up of the Company, holders of the Preferred Stock shall be entitled to be paid, out of assets available for distribution to holders of capital stock, $6.25 per share. This liquidation right is senior to the liquidation rights of the Common Stock but subordinate to the liquidation rights of all liabilities and obligations of the Company and shall be pari pasu with certain holders of Preferred Stock which may hereafter be issued.

The Preferred Stock is redeemable by the Company at its Stated Value, in whole or in part, at the Company's option, at any time after the later of (i) the second anniversary of its issuance or (ii) the last day of a period of ten (10) consecutive trading dates on which the closing price of a share of Common Stock on each such day shall equal or exceed $10.00. Any redemption is also subject to the prior approval of the FRB.

The Board of Governors of the Federal Reserve has established capital adequacy guidelines for bank holding companies. At December 31, 1996, the Company did not meet the minimum capital ratios established by the guidelines and accordingly was precluded from paying further dividends. During the period ended June 30, 1997, no dividends on Common Stock were declared or paid by the Company. On June 23, 1997, the Company issued 736,000 shares of Preferred Stock in a private placement.

The Company has previously reported that, as a result of the losses for the fiscal year ended December 31, 1996, the Company and Fidelity National Bank (the "Bank") was not in compliance with certain minimum capital requirements prescribed by the Federal Reserve Bank ("FRB") and by the Office of the Comptroller of the Currency ("OCC") as of December 31, 1996. At that time and as of March 31, 1997, the Company and the Bank were deemed to be "undercapitalized" pursuant to the applicable regulations. The additional capital needed in order that the Bank meet the minimum regulatory standards to be deemed adequately capitalized at March 31, 1997, was $3 million. The Bank filed a capital restoration plan dated April 30, 1997, with the OCC in response to the OCC's formal notification of the Bank's undercapitalized status dated April 3, 1997. The capital restoration plan was accepted and approved by the OCC. The plan provided for the prompt raising of additional capital by the Company and the Bank. In furtherance of this undertaking, the Company has engaged an investment banker to assist it with a capital offering. On June 30, 1997, as a result of issuing the Preferred Stock and investing $4,000,000 in Non-cumulative 8% Convertible Preferred Stock of the Bank, both the Company and the Bank were in compliance with certain minimum capital requirements of the FRB and the OCC and were no longer deemed to be "undercapitalized" pursuant to the applicable regulations. The Bank is currently subject to a written agreement with the OCC ("OCC Agreement") to raise and maintain a specific capital level by April 30, 1997, which level increases on November 30, 1997. The Bank has not met the capital levels specified for April 30, 1997. There can be no assurance that the Bank and the Company will be able to achieve the requirements of the OCC Agreement. See Item 1, "Recent Developments" and "Capital," of the Company's Report on Form 10-K for 1996 and Note 2, "Regulatory Matters" of the Company's "Notes to Consolidated Financial Statements" set forth in the Company's 1996 Annual Report to Shareholders which has been filed as an exhibit to the Company's Report on Form 10-K for 1996.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis reviews important factors affecting the financial condition at June 30, 1997, compared to December 31, 1996, and results of operations for the three month and the six-month periods ended June 30, 1997, of Fidelity National Corporation and subsidiaries (the "Company"). These comments should be read in conjunction with the Company's consolidated financial statements and accompanying notes appearing in this report.

ASSETS

Total assets were $613 million at June 30, 1997, compared to $605 million at December 31, 1996, a 1.3% increase. Loans, net of unearned income increased $6.7 million or 1.6% to $436 million and loans held for sale decreased $22 million or 57.5% to $16 million at June 30, 1997. The decline in total loans was primarily a result of the $18.6 million decline, or 13%, in credit card loans to $125 million at June 30,1997.

The following schedule summarizes the Company's total loans at June 30, 1997, and December 31, 1996 (dollars in thousands):

                                        June 30,    December 31,
                                         1997          1996
                                       --------       --------
TOTAL LOANS
Loans, net of unearned income          $435,964       $429,284
Loans held for sale:
    Mortgage loans                        6,184         13,106
    Indirect auto loans                  10,000         25,000
                                       --------       --------
    Total loans held for sale            16,184         38,106
                                       --------       --------

    Total loans                        $452,148       $467,390
                                       ========       ========

ASSET QUALITY

The following schedule summarizes the Company's asset quality position at June 30, 1997, and December 31, 1996 (dollars in thousands):

                                            June 30,     December 31,
                                             1997           1996
                                            -------        -------
Nonperforming assets
    Nonaccrual loans                        $ 1,403        $ 2,940
    Other real estate owned                   2,059            567
                                            =======        =======
       Total nonperforming assets           $ 3,462        $ 3,507
                                            =======        =======

Loans 90 days past due and still accruing   $ 5,765        $ 6,890
                                            =======        =======

Allowance for loan losses                   $14,956        $16,511
                                            =======        =======

Ratio of past due loans to loans               1.32%          1.60%
                                            =======        =======
Ratio of nonperforming assets to loans
    and other real estate owned                 .79%           .82%
                                            =======        =======

Allowance to period-end loans                  3.43%          3.85%
                                            =======        =======
Allowance to nonperforming loan
(coverage ratio)                            10.66x           5.62x
                                            =======        =======

Management is not aware of any potential problem loans other than those disclosed in the table above, which includes all loans recommended for classification by regulators, which would have a material impact on asset quality.

DEPOSITS

Total deposits at June 30, 1997 were $557 million compared to $545 million at December 31, 1996, a 2.3% increase. During the first six months of 1997, total liabilities increased $3 million or 0.5% to $587 million. The increase in deposits occurred principally in time deposits which increased $16 million or 4.4%. There were no brokered deposits at June 30, 1997 or December 31, 1996. Demand and money market deposits increased $7 million or 8.9% and savings deposits decreased $12 million or 30.6%.

LIQUIDITY AND SOURCES OF CAPITAL

Market and public confidence in the financial strength of the Bank and financial institutions in general will largely determine the Bank's access to appropriate levels of liquidity. This confidence is significantly dependent on the Bank's ability to maintain sound asset credit quality and appropriate levels of capital resources.

Liquidity is defined as the ability of the Bank to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis. Management measures the Bank's liquidity position by giving consideration to both on- and off-balance sheet sources of and demands for funds on a daily and weekly basis.

Sources of liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities; investment securities eligible for pledging to secure borrowings from dealers and customers pursuant to securities sold under agreements to repurchase ("repurchase agreements");

loan repayments; loan sales; deposits, and certain interest rate-sensitive deposits; and borrowings under overnight federal fund lines available from correspondent banks. During the first half of 1997, the Company sold $58.2 million in indirect automobile loans. In addition to interest rate sensitive deposits, the Bank's principal demand for liquidity is anticipated fundings under credit commitments to customers.

Shareholders' equity was $26.3 million at June 30, 1997, compared to $21.1 million at December 31, 1996. The $4.7 million increase in Preferred Stock accounted for 82.7% of the increase in shareholders' equity. Shareholders' equity as a percent of total assets was 4.3% at June 30, 1997, compared to 3.5% at December 31, 1996.

Maintaining appropriate levels of capital is an important factor in determining the availability of critical sources of liquidity. At March 31, 1997, capital ratios were below regulatory minimums. This undercapitalized position tightened the Company's liquidity position and reduced funding sources available during the second quarter of 1997. These past sources include unsecured federal funds lines and warehouse borrowing from the Federal Home Loan Bank.

Management of the Bank seeks to maintain stable net liquidity position while optimizing operating results, as reflected in net interest income, the net yield on earning assets and the cost of interest-bearing liabilities in particular. Key management meets regularly to review the Bank's current and projected net liquidity position and to review actions taken by management to achieve this liquidity objective.

The Company has unused sources of liquidity in the form of unused federal funds lines totaling $10.4 million and unpledged securities and money market assets of $36.8 million at June 30, 1997.

At June 30, 1997, based on the Federal Reserve Board's guidelines, the Company's tier I capital ratio was 4.60%, the total risk-based capital ratio was 8.17%, and the leverage ratio was 3.76%. These ratios are in excess of the Federal Reserve Board's requirements, as indicated in the Capital Adequacy schedule below (dollars in thousands):

                                   June 30, 1997           December 31, 1996
                                ---------------------    ----------------------
                                  Amount     Percent       Amount     Percent
                                ---------   ---------    ---------   ----------
 Tier I capital:

     Actual                      $22,555       4.60%     $ 17,052      3.40%
      Minimum                     19,632       4.00        20,059      4.00
      Excess (deficit)             2,923        .60        (3,007)     (.60)

Total risk-based capital:

      Actual                     $40,077       8.17%     $ 31,976      6.28%
      Minimum                     39,264       8.00        40,118      8.00
      Excess (deficit)               813        .17        (8,142)    (1.72)

Tier I capital leverage ratio:

      Actual                                   3.76%                   2.67%
      Minimum acceptable                       3.00                    3.00
      Excess (deficit)                          .76                    (.33)

For additional information, see page 4, Note B of the Notes to Consolidated Financial Statements.

INTEREST RATE SENSITIVITY

The interest rate sensitivity structure within the Company's balance sheet at June 30, 1997 has a net interest sensitive liability gap of 13.38% when projecting out one year. In the near term, defined as 90 days, the Company currently has a net interest sensitivity asset gap of 16.73%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income.

EARNINGS

Net income for the second quarter ended June 30, 1997 was $338,000 compared to $1,005,000 for the second quarter of 1996, a 66.3% decrease. Net income per share was $.07 for the second quarter of 1997, compared to $.22 for the same period in 1996.

The Company's net income was $647,000, or $.14 per share for the six months ended June 30, 1997. This compared to net income of $1,608,000 or $.35 per share for the six months ended June 30, 1996, a 59.8% decrease.

NET INTEREST INCOME

Net interest income for the second quarter of 1997 was $9.2 million compared to $8.2 million for 1996. The increase was primarily due to a 102 basis point increase in the yield on average interest-earning assets, partially offset by a $20 million decrease in average interest-earning assets in 1997 below the comparable period in 1996 and a 23 basis point decline in rates on interest-bearing liabilities.

For the six months ended June 30, 1997, net interest income increased $1.8 million, or 11.4% over the six months ended June 30, 1996. This increase was primarily created by a $19 million increase in average interest-earning assets to $545 million coupled with a 45 basis point increase in the yield on average interest-earning assets. The net interest margin for the second quarter and first half of 1997, were 6.80% and 6.63%, respectively, compared to 5.86% and 6.15%, respectively, for the same periods of 1996. The increases in net interest margin were due primarily to the increases in the yield of all major loan category.

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

Management believes the allowance for loan losses is adequate to provide for inherent loan losses. The provision for loan losses for the first half and second quarter of 1997 was $8.3 million and $3.5 million, respectively, compared to $5.4 million and $2.4 million, respectively for the comparable periods of 1996. The increase was a result of loan growth and the increases in net charge-offs and delinquencies, primarily credit card and consumer installment loans. Net charge-offs to average loans on an annualized basis for the six months ended June 30, 1997 were 4.22% compared to 2.53% for the same period in 1996. The following schedule summarizes changes in the allowance for loan losses for the periods indicated (in thousands):

                                              Six Months Ended       Year Ended
                                                   June 30,         December 31,
                                              -------------------   -----------
                                               1997       1996         1996
                                              -------   ---------   -----------
Balance at beginning of period                $16,511      $5,537       $ 5,537
Charge-offs:
     Commercial, financing and agricultural       155           3             3
     Real estate-construction                    --          --            --
     Real estate-mortgage                        --          --            --
     Consumer installment                       1,864         448         1,657
     Credit cards                               8,479       4,366        13,156
                                              -------      ------       -------
     Total charge-offs                         10,498       4,817        14,816

Recoveries:
     Commercial, financial and agricultural         9           8            31
     Real estate-construction                    --          --            --
     Real estate-mortgage                        --          --            --
     Consumer installment                          99          20            64
     Credit cards                                 565         274           568
                                              -------      ------       -------
     Total recoveries                             673         302           663
                                              -------      ------       -------

Net charge-offs                                 9,825       4,515        14,153
Provision for loan losses                       8,270       5,400        25,127
                                              =======      ======       =======
Balance at end of period                      $14,956      $6,422       $16,511
                                              =======      ======       =======


NONINTEREST INCOME

Noninterest income was $5.2 million for the second quarter of 1997 compared to $5.0 million for the same period in 1996, a 4.0% increase. For the six months ended June 30, 1997, noninterest income increased $335,000 to $8.8 million or 4.0% over the same period in 1996. This increase is primarily attributed to servicing fees from indirect automobile loans sold or securitized with servicing retained. Noninterest income for the six months ended June 30, 1997 and 1996, benefited from $1.1 and $1.4 million gains, respectively, on the sale of mortgage servicing rights.

NONINTEREST EXPENSE

Noninterest expense for the three months ended June 30, 1997, was $8.8 million compared to $8.6 million for the comparable period of 1996, a 2.3% increase. Noninterest expense was $17.5 million for the six months ended June 30, 1997, compared to $16.6 million for the comparable period of 1996, a 5.4% increase.

Salaries and benefit expenses in the second quarter of 1997 were down $328,000 from the second quarter of 1996, while salary and benefits expenses increased $293,000 in the first half of 1997 over the comparable period of 1996. Salary and benefit expenses declined $465,000 in the second quarter of 1997 from the first quarter of 1997. These second quarter declines were due to cost saving measures taken in the first quarter of 1997. The number of full-time equivalent employees declined to 383 on June 30, 1997, from 388 at June 30, 1996.

Expenses other than salaries, benefits and amortization of mortgage servicing rights for the first half and second quarter of 1997 increased $1.2 million and $770,000, respectively. These increases were due primarily to recent corporate expansion and the Company's opening of three additional bank branches in the greater Atlanta metropolitan area and two loan production offices in Florida and the consolidation of operations in the Company's new operations center.

Second quarter 1997 amortization of mortgage servicing rights was $152,000 compared to $442,000 for the comparable period in 1996. Amortization of mortgage servicing rights, including amortization relating to loan repayments, was $401,000 for the six months ended June 30, 1997, compared to $1,024,000 for the comparable period in 1996. The decline in mortgage servicing amortization was due to sales of mortgage service rights.

PROVISION FOR INCOME TAXES

The provision for income taxes for the second quarter of 1997 and the first half of 1997 was $153,000 and $317,000, respectively, compared to $587,000 and $914,000, respectively, for the same periods in 1996. These changes were due to changes in taxable income.

                           PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES

On June 6, 1997, the Company amended its Article of Incorporation ("Amendment") fixing the powers, preferences and rights of the holders of Non-cumulative 8% Convertible Preferred Stock, Series A, Stated Value $6.25 ("Preferred Stock").

A dividend of $.125 is payable quarterly on each share of Preferred Stock, when, and if used as declared by the Board of Directors of the Company. Unpaid dividends, in whole or in part, do not cumulate and are not payable at a later date. No dividend can be declared on the Common Stock for any calendar quarter unless a full dividend has been declared on the Preferred Stock for that calendar quarter. Each share of Preferred Stock is convertible into .86926 of a share of Common Stock, at any time. The Preferred Stock is redeemable by the Company at $6.25 per share after the occurrence of certain events.

The holders of the Preferred Stock are entitled to vote on each matter on which holders of Common Stock are entitled to vote. Each share of Preferred Stock has the number of votes equal to the number of shares of Common Stock into which it is convertible.

The foregoing description is qualified in its entirety by the provisions of the Amendment.

During June 1997 the Company issued 752,000 shares of Preferred Stock at a purchase price of $6.25 per share in a private placement. 704,000 shares of Preferred Stock were sold for cash aggregating $4,400,000 and 48,000 shares of Preferred Stock were exchanged for subordinated debt of the Company in the principal amount of $300,000.

The sale of the Preferred Stock was exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated by the Securities and Exchange Commission.

During July 1997 an additional 232,000 shares of Preferred Stock were sold for $1,100,000 paid in cash and $350,000 in exchange for subordinated debt of the Company in the principal amount of $350,000.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Fidelity National Corporation was held on May 15, 1997. At the annual meeting of shareholders, all of the nominees for the Board of Directors set forth in management's proxy statement were elected to serve until the next annual meeting of shareholders. The holders of not less than 3,607,641 shares of Common Stock voted for each of the nominees, representing 99.81% of the shares voting. Additionally, 3,431,019 shares were voted for the adoption of Fidelity National Corporation's 1997 Stock Option Plan, 28,707 shares were voted against the Plan, and 154,873 shares abstained.

ITEM 6- EXHIBITS AND REPORTS ON FORM 8-K

        a) Exhibits: Amendment to Articles of Incorporation (Incorporated by Reference to Exhibit 3(a) to the Company's Current Report on Form 8-K, date of Report June 23, 1997)

              27  Financial Data Schedule (for SEC use only)

        b) Current Report on Form 8-K; Date of Report June 23, 1997, Item 5. The Company reported the issuance of the Preferred Stock.

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

                                      FIDELITY NATIONAL CORPORATION
                                      -----------------------------
                                            (Registrant)

Date:  August 8, 1997                 BY:   /s/ James B. Miller, Jr.
                                            ----------------------------
                                            James B. Miller, Jr.
                                            Chief Executive Officer

                                            /s/ M. Howard Griffith, Jr.
Date:  August 8, 1997                       ----------------------------
                                            M. Howard Griffith, Jr.
                                            Chief Financial Officer