Form 10-Q
period 1997-09-30
FIDELITY NATIONAL CORP /GA/
filed 1997-11-07
CIK 822662

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                  September 30, 1997
                                 ----------------------------------------------


Commission File Number:          0-22374
                       --------------------------------------------------------


                          Fidelity National Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Georgia                                                                        58-1416811
-----------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)


     3490 Piedmont Road, Suite 1550                                             Atlanta, GA 30305
-----------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                (Zip Code)

                                 (404) 639-6921
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                    Shares Outstanding at October 31, 1997
    ---------------------------        ----------------------------------------
     Common Stock, no par value                       4,662,590

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                                                    Page Number
                                                                                                    -----------

Part I:           Financial Information

       Item 1.    Financial Statements

                  Consolidated Statements of Condition (unaudited)
                  September 30, 1997 and December 31, 1996                                               1

                  Consolidated Statements of Operations (unaudited)
                  Three Months Ended September 30, 1997 and 1996
                  Nine Months Ended September 30, 1997 and 1996                                          2

                  Consolidated Statements of Cash Flows (unaudited)
                  Nine Months Ended September 30, 1997 and 1996                                          3

                  Notes to Consolidated Financial Statements                                             4

       Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                 5-10

Part II:          Other Information


Signature Page                                                                                          11


                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION


                                                                                    (Unaudited)
                                                                                   September 30,           December 31,
                                                                                        1997                   1996
                                                                                   -------------          -------------
ASSETS
     Cash and due from banks                                                       $ 15,173,608           $ 29,311,690
     Interest-bearing deposits with banks                                             2,721,089              3,300,708
     Federal funds sold                                                              29,477,654                343,019
     Investment securities available-for-sale                                        67,406,847             71,230,743
     Investment securities held-to-maturity (approximate fair
         value of $6,099,000 and $6,161,000 at September 30, 1997, and
         December 31, 1996, respectively)                                             6,280,471              6,279,816
     Loans held for sale                                                             39,313,829             38,105,868
     Loans, net of unearned income                                                  419,738,846            429,283,563
     Allowance for loan losses                                                      (14,758,673)           (16,510,842)
                                                                                   ------------           ------------
     Loans, net                                                                     404,980,173            412,772,721
     Premises and equipment, net                                                     20,628,527             19,799,079
     Other real estate                                                                2,041,803                566,751
     Accrued interest receivable                                                      4,884,072              5,007,876
     Other assets                                                                    12,526,745             18,702,026
                                                                                   ------------           ------------
         Total assets                                                              $605,434,818           $605,420,297
                                                                                   ============           ============

LIABILITIES
     Deposits
         Noninterest-bearing demand deposits                                       $ 79,398,400           $ 73,877,369
         Interest-bearing deposits:
              Demand and money market                                                77,869,871             78,451,267
              Savings                                                                22,381,007             38,867,549
              Time deposits, $100,000 and over                                       76,495,842             86,630,315
              Other time deposits                                                   290,875,184            266,886,829
                                                                                   ------------           ------------
                  Total deposits                                                    547,020,304            544,713,329
     Short-term borrowings                                                            8,606,487             17,183,769
     Long-term debt                                                                  15,800,000             16,500,000
     Accrued interest payable                                                         3,340,410              3,502,631
     Other liabilities                                                                2,426,805              2,447,752
                                                                                   ------------           ------------
              Total liabilities                                                     577,194,006            584,347,481

SHAREHOLDERS' EQUITY
     Preferred Stock, no par value.  Authorized 10,000,000 in 1997 and none in 1996;  984,000 shares of Non-cumulative 8% Convertible Preferred
         Stock - Series A, stated value $6.25 in 1997; none in 1996                   6,150,000                     --
     Common Stock, no par value.  Authorized 50,000,000 shares in 1997 and 1996, issued 4,672,774 shares and 4,665,256 shares; and
         outstanding 4,661,682 shares and 4,654,164 shares in 1997 and 1996,
         respectively                                                                11,452,358             11,878,597
     Treasury shares, at cost. 11,092 shares in 1997 and 1996                           (69,325)               (69,325)
     Net unrealized gains (losses) on investment securities available-for-sale          244,089               (140,241)
     Retained earnings                                                               10,463,690              9,403,785
                                                                                   ------------           ------------
              Total shareholders' equity                                             28,240,812             21,072,816
                                                                                   ------------           ------------
              Total liabilities and shareholders' equity                           $605,434,818           $605,420,297
                                                                                   ============           ============

See accompanying notes to consolidated financial statements.

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              Nine Months Ended                       Three Months Ended
                                                                September 30,                           September 30,
                                                      --------------------------------         -------------------------------
                                                          1997                1996                 1997               1996
                                                      -----------         ------------         -----------        ------------
INTEREST INCOME
     Loans, including fees                            $42,532,700         $ 40,321,856         $14,304,523        $ 14,146,377
     Investment securities-taxable                      3,581,862            3,694,763           1,210,260           1,328,964
     Federal funds sold                                   638,459              279,126             422,905             143,591
     Deposits with other banks                             56,452               29,745              14,832              25,230
                                                      -----------         ------------         -----------        ------------
       Total interest income                           46,809,473           44,325,490          15,952,520          15,644,162

INTEREST EXPENSE
     Deposits                                          18,087,287           18,035,032           6,209,338           6,581,305
     Short-term borrowings                                386,669              544,858              71,154             182,075
     Long-term debt                                     1,126,189            1,184,133             369,203             387,272
                                                      -----------         ------------         -----------        ------------
       Total interest expense                          19,600,145           19,764,023           6,649,695           7,150,652
                                                      -----------         ------------         -----------        ------------

NET INTEREST INCOME                                    27,209,328           24,561,467           9,302,825           8,493,510
     Provision for loan losses                         11,670,000           11,100,000           3,400,000           5,700,000
                                                      -----------         ------------         -----------        ------------
NET INTEREST INCOME AFTER PROVISION FOR
     LOAN LOSSES                                       15,539,328           13,461,467           5,902,825           2,793,510

NONINTEREST INCOME
     Service charges on deposit accounts                1,570,875            1,290,474             541,122             455,752
     Credit card fees                                   2,264,646            2,157,141             808,627             799,520
     Mortgage banking activities                        4,091,180            4,771,621             776,751           1,267,142
     Securities gains, net                                     --              361,125                  --              78,595
     Other                                              5,061,334            4,031,644           2,046,079           1,530,826
                                                      -----------         ------------         -----------        ------------
       Total noninterest income                        12,988,035           12,612,005           4,172,579           4,131,835

NONINTEREST EXPENSE
     Salaries and employee benefits                    12,650,640           12,059,396           4,176,923           3,878,508
     Furniture and equipment                            1,677,829            1,200,988             602,414             447,085
     Net occupancy                                      2,372,127            1,743,241             773,207             637,857
     Credit card processing and transaction fees        2,157,146            2,212,184             740,816             924,509
     Amortization of mortgage servicing rights            610,348            1,529,339             209,597             505,318
     Other                                              7,266,296            7,402,339           2,743,579           3,128,277
                                                      -----------         ------------         -----------        ------------
       Total noninterest expense                       26,734,386           26,147,487           9,246,536           9,521,554
                                                      -----------         ------------         -----------        ------------

       Income before income taxes                       1,792,977              (74,015)            828,868          (2,596,209)

       Income tax expense (benefit)                       604,994              (77,616)            287,647            (991,878)
                                                      -----------         ------------         -----------        ------------

NET INCOME (LOSS)                                     $ 1,187,983         $      3,601         $   541,221        $ (1,604,331)
                                                      ===========         ============         ===========        ============

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK            1,059,905         $      3,601         $   533,043        $ (1,604,331)
                                                      ===========         ============         ===========        ============

NET INCOME (LOSS) PER SHARE                           $      0.23         $        .00         $      0.09        $      (0.35)
                                                      ===========         ============         ===========        ============

AVERAGE COMMON SHARES                                   4,658,284            4,609,026           4,660,724           4,610,297
                                                      ===========         ============         ===========        ============


See accompanying notes to consolidated financial statements.

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                    ----------------------------------
                                                                                        1997                1996
                                                                                    --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                     $  1,187,983        $       3,601
     Adjustments to reconcile net income to net cash provided by (used in)
         operating activities:
         Provision for loan losses                                                    11,670,000           11,100,000
         Depreciation and amortization of premises and equipment                       1,466,927            1,069,290
         Amortization of mortgage servicing rights                                       610,348            1,529,339
         Additions of originated mortgage servicing rights                              (194,515)            (528,466)
         Other accretion, net                                                           (952,822)             251,684
         Securities gains, net                                                                --             (282,530)
         Gain on loan sales and securitization                                          (311,172)            (259,059)
         (Increase) decrease in loans held-for-sale                                   (1,207,961)          37,937,073
         Net decrease (increase) in accrued interest receivable                          123,804           (1,137,460)
         Net (decrease) increase in accrued interest payable                            (162,221)             477,598
         Net decrease (increase) in other assets                                       6,415,043           (5,138,740)
         Net (decrease) in other liabilities                                            (140,846)            (344,174)
                                                                                    ------------        -------------
         Net cash flows provided by operating activities                              18,504,568           44,678,156

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of investment securities held-to-maturity                                      --          (20,325,584)
     Maturities of investment securities held-to-maturity                             18,005,000           22,368,709
     Sales of investment securities available-for-sale                                        --           14,962,557
     Purchase of investment securities available-for-sale                            (42,258,334)         (57,323,577)
     Maturities of investment securities available-for-sale                           28,725,526           11,427,782
     Loan originations, net of repayments                                            (89,225,918)        (252,546,480)
     Purchases of premises and equipment                                              (2,296,375)          (7,491,113)
     Proceeds from sale of loans                                                      84,044,588          152,003,660
     Proceeds from sale of equipment                                                      32,405                   --
     Proceeds from sale of other real estate                                             139,998               73,294
                                                                                    ------------        -------------
              Net cash flows used in investing activities                             (2,833,110)        (136,850,752)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net decrease in demand deposits,
         money market accounts, and savings accounts                                 (11,546,707)          (7,787,575)
     Net increase in time deposits                                                    13,853,882           82,912,578
     Repayment of long-term debt                                                        (150,000)            (250,000)
     (Decrease) increase in short-term borrowings                                     (8,577,282)           9,465,752
     Dividends paid                                                                       (8,178)            (518,442)
     Net proceeds from sale of preferred stock                                         5,100,000                   --
     Net proceeds from sale of common stock                                               73,761              555,690
                                                                                    ------------        -------------
              Net cash flows provided by financing activities                         (1,254,524)          84,378,003
                                                                                    ------------        -------------
              Net increase (decrease) in cash and cash equivalents                    14,416,934           (7,794,593)

Cash and cash equivalents, beginning of period                                      $ 32,955,417        $  37,359,690
                                                                                    ============        =============
Cash and cash equivalents, end of period                                            $ 47,372,351        $  29,565,097
                                                                                    ============        =============

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
     Total interest paid                                                            $ 19,762,366        $  19,286,425
                                                                                    ============        =============
     Total income taxes paid                                                        $    200,000        $   1,375,000
                                                                                    ============        =============

See accompanying notes to consolidated financial statements.

                          FIDELITY NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1997


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Fidelity National Corporation and subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. All such adjustments are normal recurring accruals. Operating results for the three-month and nine-month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Note B - Shareholders' Equity

During the period ended September 30, 1996, the Company declared and paid dividends on Common Stock totaling $518,442. During the period ended September 30, 1997, the Company declared and paid dividends on its Non-Cumulative 8% Convertible Preferred Stock, Series A, Stated Value $6.25 per share ("Preferred Stock") totaling $128,078 and $8,178, respectively.

The Board of Governors of the Federal Reserve has established capital adequacy guidelines for bank holding companies. At December 31, 1996, the Company did not meet the minimum capital ratios established by the guidelines and accordingly was precluded from paying further dividends. During the period ended September 30, 1997, no dividends on Common Stock were declared or paid by the Company. On June 23, 1997 and July 9, 1997, the Company issued 752,000 and 232,000 shares, respectively, of Preferred Stock.

The Company has previously reported that, as a result of the losses for the fiscal year ended December 31, 1996, the Company and Fidelity National Bank (the
Bank) were no longer in compliance with certain minimum capital requirements prescribed by the Federal Reserve Bank (FRB) and by the Office of the Comptroller of the Currency ("OCC") as of December 31, 1996. At that time and as of March 31, 1997, the Company and the Bank were deemed to be "undercapitalized" pursuant to the applicable regulations. The Bank filed a capital restoration plan with the OCC in response to the OCC's formal notification of the Bank's undercapitalized status dated April 3, 1997. The capital restoration plan was accepted and approved by the OCC. The plan provided for the prompt raising of additional capital by the Company and the Bank. In furtherance of this undertaking, the Company engaged an investment banker. On September 30, 1997, as a result of issuing the Preferred Stock and investing $5,500,000 in Non-Cumulative 8% Convertible Preferred Stock of the Bank, both the Company and the Bank were in compliance with the minimum capital requirements and were no longer deemed to be "under capitalized" pursuant to the applicable regulations of the FRB and OCC. The Bank is currently subject to a written agreement with the OCC (OCC Agreement) to raise and maintain a specific capital level by April 30, 1997, which increases on November 30, 1997. The Bank has not met the capital levels specified for April 30, 1997. There can be no assurance that the Bank and the Company will be able to achieve the capital requirements established in the OCC Agreement. See Item 1, "Recent Developments" and "Capital," of the Company's

Report on Form 10-K for 1996 and Note 2, "Regulatory Matters" of the Company's "Notes to Consolidated Financial Statements" set forth in the Company's 1996 Annual Report to Shareholders which has been filed as an exhibit to the Company's Report on Form 10-K for 1996.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis reviews important factors affecting the financial condition at September 30, 1997, compared to December 31, 1996, and results of operations for the three month and the nine-month periods ended September 30, 1997, of Fidelity National Corporation and subsidiaries. These comments should be read in conjunction with the Company's consolidated financial statements and accompanying notes appearing in this report.

ASSETS

Total assets were $605 million at September 30, 1997 and December 31, 1996. Loans, net of unearned income decreased $9.5 million or 2.2% to $420 million, and loans held for sale increased $1.2 million or 3.2% to $39 million at September 30, 1997. The decline in total loans was primarily a result of the $22.4 million decline, or 15.6%, in credit card loans to $121 million at September 30, 1997.

The following schedule summarizes the Company's total loans at September 30, 1997, and December 31, 1996 (dollars in thousands):

                                            September 30,            December 31,
                                                1997                    1996
                                            -------------           -------------
TOTAL LOANS
Loans, net of unearned income               $     419,739           $     429,284
Loans held for sale:
    Mortgage loans                                  4,355                  13,106
    Indirect Auto Loans                            34,959                  25,000
                                            -------------           -------------
    Total loans held for sale                      39,314                  38,106
                                            -------------           -------------

   Total loans                              $     459,053           $     467,390
                                            =============           =============

ASSET QUALITY

The following schedule summarizes the Company's asset quality position at September 30, 1997, and December 31, 1996 (dollars in thousands):



                                           September 30,        December 31,
                                                1997               1996
                                           -------------        ------------

Nonperforming assets
    Nonaccrual loans                          $  1,488            $ 2,940
    Other real estate owned                      2,042                567
                                              ========            =======
       Total nonperforming assets             $  3,530            $ 3,507
                                              ========            =======

Loans 90 days past due or more and still         6,106            $ 6,890
    accruing                                  ========            =======

Allowance for loan losses                     $ 14,759            $16,511
                                              ========            =======

Ratio of past due loans to loans                  1.45%              1.60%
                                              ========            =======

Ratio of nonperforming assets to loans
    and other real estate owned                    .84%               .82%
                                              ========            =======

Allowance to period-end loans                     3.52%              3.85%
                                              ========            =======

Allowance to nonperforming loans                  9.92x              5.62x
(coverage ratio)                              ========            =======

Management is not aware of any potential problem loans other than those disclosed in the table above, which includes all loans recommended for classification by regulators, which would have a material impact on asset quality.

DEPOSITS

Total deposits at September 30, 1997, were $547 million compared to $545 million at December 31, 1996, a 0.4% increase. During this period total liabilities decreased $7 million or 1.2% to $577 million. The increase in deposits occurred principally in time deposits which increased $14 million or 3.9%. There were no brokered deposits at September 30, 1997 or December 31, 1996. Demand and money market deposits increased $4.9 million or 3.2% and savings deposits decreased $16 million or 42.4%.

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

Sources of liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities; investment securities eligible for pledging to secure borrowings from dealers and customers pursuant to securities sold under agreements to repurchase ("repurchase agreements"); loan repayments; loan sales; deposits, and certain interest rate-sensitive deposits; and borrowings under overnight federal fund lines available from correspondent banks. During the first nine months of 1997, the Company sold $81 million in indirect automobile loans. In addition to interest rate sensitive deposits, the Bank's principal demand for liquidity is anticipated fundings under credit commitments to customers.

Shareholders' equity was $28.2 million at September 30, 1997, compared to $21.1 million at December 31, 1996. The $6.2 million increase in Preferred Stock accounted for 85.8% of the increase in shareholders' equity. Shareholders' equity as a percent of total assets was 4.7% at September 30, 1997, compared to 3.5% at December 31, 1996.

Maintaining appropriate levels of capital is an important factor in determining the availability of critical sources of liquidity. At December 31, 1996, capital ratios had declined below regulatory minimums. This decline tightened the Company's liquidity position and reduced the availability of traditional funding sources including unsecured federal funds lines, the ability to acquire brokered deposits, and warehouse borrowing from the Federal Home Loan Bank
(FHLB). At September 30, 1997, as a result of the issuance of Preferred Stock, capital ratios have been restored to above regulatory minimums and sources of liquidity have expanded to again include the FHLB.(1)

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

The Company has unused sources of liquidity in the form of unused federal funds lines totaling $10.4 million, unpledged securities and money market assets of $9.0 million, and Federal Home Loan Bank advance lines totaling $60 million at September 30, 1997.

At September 30, 1997, based on the Federal Reserve Board's guidelines, the Company's tier I capital ratio was 4.89%, the total risk-based capital ratio was 8.60%, and the leverage ratio was 4.05%. These ratios are in excess of the Federal Reserve Board's requirements, as indicated in the capital adequacy schedule below (dollars in thousands):

                                              September 30, 1997                       December 31, 1996
                                          --------------------------             ----------------------------
                                            Amount        Percent                   Amount       Percent
                                          ------------   -----------             ------------   -------------

Tier I capital:

      Actual                               $24,590          4.89%                  $ 17,052         3.40%
      Minimum                               20,119          4.00                     20,059         4.00
      Excess (deficit)                       4,471          0.89                     (3,007)        (.60)

Total risk-based capital:

      Actual                               $43,280          8.60%                  $ 31,976         6.28%
      Minimum                               40,237          8.00                     40,118         8.00
      Excess (deficit)                       3,043          0.60                     (8,142)       (1.72)

Tier I capital leverage ratio:

      Actual                                                4.05%                                   2.67%
      Minimum acceptable                                    3.00                                    3.00
      Excess (deficit)                                      1.05                                    (.33)

For additional information, see page 4, Note B of the Notes to Consolidated Financial Statements.



(1) In addition, the restriction on brokered deposits no longer applies and the Bank is negotiating to obtain unsecured federal funds.

INTEREST RATE SENSITIVITY

The interest rate sensitivity structure within the Company's balance sheet at September 30, 1997, has a net interest sensitive liability gap of 19.29% when projecting out one year. In the near term, defined as 90 days, the Company currently has a net interest sensitivity asset gap of 17.49% as of September 30, 1997. This information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income.

At September 30, 1997 and December 31, 1996, the 90 and 0-30 day windows include 35 million and 25 million of indirect automobile loans classified as held-for-sale. By selling these loans the Bank becomes less interest sensitive. The Company's policy states that the cumulative gap at the six month and one year period should not exceed 10%. The company interest rate shock analysis indicates that the Company is relatively insensitive to an interest rate shock of plus or minus 2000 basis points.

EARNINGS

Net income for the third quarter ended September 30, 1997, was $541,000 compared to a net loss of $1,604,000 for the third quarter of 1996. Net income per share was $.09 for the third quarter of 1997, compared to a $.35 loss for the same period in 1996.

The Company's net income was $1,188,000, or $.23 per share for the nine months ended September 30, 1997. This compared to net income of $4,000 for the nine months ended September 30, 1996.

NET INTEREST INCOME

Net interest income for the third quarter of 1997 was $9.3 million compared to $8.5 million for 1996. The 70 basis point increase in the yield on average interest-earning assets more than offset the $28 million decrease in average interest-earning assets in 1997 below the comparable period in 1996. This coupled with the 3 basis point decline in rates on interest-bearing liabilities provided the increase in net interest income.

For the nine months ended September 30, 1997, net interest income increased $27.2 million, or 10.8% over the nine months ended September 30, 1996. This increase was primarily a result of a $10 million increase in average interest-earning assets to $559 million coupled with a 64 basis point increase in the yield on average interest-earning assets. The net interest margin for the third quarter and first nine months of 1997, were 6.54% and 6.51%, respectively, compared to 5.71% and 5.93%, respectively, for the same periods of 1996. The increases in net interest margin were due primarily to the increases in the yield of all major loan category.

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

Management believes the allowance for loan losses is adequate to provide for inherent loan losses. The provision for loan losses for the first nine months and third quarter of 1997 was $11.7 million and $3.4 million, respectively, compared to $11.1 million and $5.7 million, respectively for the comparable periods of 1996. The increase in 1996 was a result of loan growth and the increases in net charge-offs and delinquencies, primarily credit card and consumer installment loans. Net charge-offs to average loans on an annualized basis for the nine months ended September 30, 1997, were 3.80% compared to 2.13% for the same period in 1996. The following schedule summarizes changes in the allowance for loan losses for the periods indicated (in thousands):


                                                                 Nine Months Ended             Year Ended
                                                                   September  30,             December 31,
                                                            ---------------------------
                                                              1997             1996                1996
                                                            --------        ---------         ------------
Balance at beginning of period                               $16,511          $ 5,537            $ 5,537
Charge-offs:
     Commercial, financing and agricultural                      155                3                  3
     Real estate-construction                                     --               --                 --
     Real estate-mortgage                                         --               --                 --
     Consumer installment                                      2,588            1,226              1,657
     Credit cards                                             11,850            8,953             13,156
                                                             -------          -------            -------
     Total charge-offs                                        14,593           10,182             14,816

Recoveries:
     Commercial, financial and agricultural                      103               18                 31
     Real estate-construction                                     --               --                 --
     Real estate-mortgage                                         --               --                 --
     Consumer installment                                        153               34                 64
     Credit cards                                                915              390                568
                                                             -------          -------            -------
     Total recoveries                                          1,171              442                663
                                                             -------          -------            -------

Net charge-offs                                               13,422            9,740             14,153
Provision for loan losses                                     11,670           11,100             25,127
                                                             =======          =======            =======
Balance at end of period                                     $14,759          $ 6,897            $16,511
                                                             =======          =======            =======


NONINTEREST INCOME

For the nine months ended September 30, 1997, noninterest income increased $376,000 to $13.0 million or 3.0% over the same period in 1996. Noninterest income was $4.2 million for the third quarter of 1997 compared to $4.1 million for the same period in 1996, a 1.0% increase.

During 1996 and 1997, the Company sold mortgage servicing rights in part to reduce its interest rate risk exposure to mortgage servicing prepayments. As a result of this initiative, noninterest income for the nine months ended September 30, 1997 and 1996, benefited from a $1.5 and $1.1 million gains on the sale of mortgage servicing rights while servicing income declined $846,000 to $843,000 for the nine months ended September 30, 1997.

There were no gains on securities transactions in 1997 compared to $361,000 in 1996. Fee income for servicing indirect auto loans was $948,000 for the nine months ended September 30, 1997 compared to $304,000 for the same period of 1996.

NONINTEREST EXPENSE

Noninterest expense was $26.7 million for the nine months ended September 30, 1997, compared to $26.1 million for the comparable period of 1996, a 2.3% increase. Noninterest expense for the three months ended September 30, 1997, was $9.2 million compared to $9.5 million for the comparable period of 1996, a 2.9% decrease.

Salaries and benefit expenses increased $591,000, or 4.9%, in the first nine months of 1997 over the comparable of 1996, and salary and benefits expenses in the third quarter of 1997 were up $298,000 from the third quarter of 1996. The number of full-time equivalent employees declined to 385 on September 30, 1997, from 406 at September 30, 1996.

Expenses other than salaries, benefits and amortization of mortgage servicing rights, for the first nine months and third quarter of 1997 increased $915,000 million and decreased $278,000, respectively. The increase was due primarily to corporate expansion and the Company's opening of four additional bank branches in the greater Atlanta metropolitan area and two loan production offices in Florida and the consolidation of operations in the Company's new operations center.

Amortization of mortgage servicing rights, including amortization relating to loan repayments declined $919,000 to $610,000 for the nine months ended September 30, 1997. Third quarter 1997 amortization of mortgage servicing rights was $210,000 compared to $505,000 for the comparable period in 1996. The decline in mortgage servicing amortization was due to sales of mortgage service rights.

PROVISION FOR INCOME TAXES

The provision for income taxes for the third quarter and the first nine months of 1997 was $288,000 and $605,000, respectively, compared to a tax credit of $992,000 and $78,000, respectively, for the same periods in 1996. These changes were due to changes in taxable income.

                          Part II - Other Information


Item 2 - Changes in Securities and Use of Proceeds

(c) During July 1997, the Company issued 232,000 shares Non-Cumulative 8% Convertible Preferred Stock, Series A ("Preferred Stock") at a purchase price of $6.25 per share in a private placement. 192,000 shares of Preferred Stock were sold for cash aggregating $1,200,000 and 40,000 shares of Preferred Stock were exchanged for subordinated debt of the Company in the principal amount of $250,000.


The sale of the Preferred Stock was exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated by the Securities and Exchange Commission.

Item 6 - EXHIBITS and Reports on Form 8-K

(a) EXHIBIT 27 - Financial Data Schedule (for SEC purposes only).

(b) Current Report of Form 8-K, Date of Report June 23,1557, filed July 3, 1997,
ITEM 5. The Company reported the issuance in June 1997 of shares of Preferred Stock.

                           PART II: OTHER INFORMATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            FIDELITY NATIONAL CORPORATION
                                                     (Registrant)

Date: November 5, 1997                      BY:      /s/ James B. Miller, Jr.
      ----------                                    ---------------------------
                                                    James B. Miller, Jr.
                                                    Chief Executive Officer

                                                     /s/ M. Howard Griffith, Jr.
Date: November 5, 1997                              ---------------------------
      ----------                                    M. Howard Griffith, Jr.
                                                    Chief Financial Officer