Form 10-K405/A
period 1996-12-31
FIDELITY NATIONAL CORP /GA/
filed 1997-12-04
CIK 822662

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                FORM 10-K/A No. 1

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

ITEM 14

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

                         Exhibit No.                                    Name of Exhibit
                         -----------                                    ---------------

                         3(a) and 4(a)    Articles of Incorporation of the Registrant, as amended (included as
                                          Exhibit 3(a) and 4(a) to the Registrant's Registration Statement on Form
                                          10, Commission File No. 0-22374, filed with the Commission and incorporated herein by reference).*

                              3(b)        Bylaws of the Registrant (included as Exhibit 3(b) and 4(b) to the
                                          Registrant's Registration Statement on Form 10, Commission File 0-22374,
                                          filed with the Commission and incorporated herein by reference).*

                              3(c)        Articles of Amendment to the Articles of Incorporation of Fidelity
                                          Southern Corporation (included as Exhibit 3(c) to the Report filed on Form
                                          8-K dated August 4, 1995 filed with the Commission and incorporated herein by reference).*

                              3(d)        Articles of Amendment to the Articles of Incorporation of Fidelity
                                          National Corporation increasing the number of authorized shares of capital stock.*

                              3(e)        Articles of Amendment to the Articles of Incorporation of Fidelity
                                          National Corporation authorizing the issuance of preferred stock.*

                              4(d)        Form of Trust Indenture (included herein by reference as Exhibit 4(a) of
                                          Amendment 1 to Registrant's Registration Statement on From S-1, No. 33-
                                          99174.*

                              4(e)        Form of Subordinated Note (included herein by reference to Exhibit 4(b) of
                                          Amendment 1 to Registrant's Registration Statement on From S-1, No. 33-
                                          99174.*

                             10(a)        Fidelity National Bank Defined Contribution Master Plan and Trust
                                          Agreement and related Adoption Agreement, as amended (included as Exhibit
                                          10(a) to the Registrant's Registration Statement on Form 10, Commission
                                          File No. 0-22376, filed with the Commission and incorporated herein by reference).*

                              Exhibit No.                                   Name of Exhibit
                              -----------                                   ---------------

                                 10(b)        Loan Agreement dated March 26, 1992, by and between Bank South, N.A. and the Registrant related to $1,000,000 loan and related pledge agreement and promissory note, and amendment to the Loan Agreement dated August 23, 1993
                                              (included as Exhibit 10(b) to the Registrant's Registration Statement on
                                              Form 10, Commission File No. 0-22376, filed with the Commission and incorporated herein by reference).*

                                 10(c)        Purchase and Assumption Agreement between Resolution Trust Corporation and the Registrant dated March 27, 1992, related to Vinings branch of the
                                              Federal Savings Bank, FS (included as Exhibit 10(c) to the Registrant's
                                              Registration Statement on Form 10, Commission File No. 0-22376, filed with the Commission and incorporated herein by reference).*

                                 10(d)        Purchase and Assumption Agreement between Resolution Trust Corporation and the Registrant dated March 27, 1992, related to East Cobb branch of the
                                              United Federal Savings Bank (included as Exhibit 10(d) to the Registrant's
                                              Registration Statement on Form 10, Commission File No. 0-22376, filed with the Commission and incorporated herein by reference).*

                                 10(e)        Lease Agreement dated February 6, 1989, by and between DELOS and Fidelity
                                              National Bank and amendments thereto (included as Exhibit 10(e) to the
                                              Registrant's Registration Statement on Form 10, Commission File No. 0-
                                              22376, filed with the Commission and incorporated herein by reference).*

                                 10(f)        Lease Agreement dated September 7, 1995, by and between Toco Hill, Inc.
                                              and Fidelity National Bank (included as Exhibit 10(f) to the Registrant's
                                              Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).*

                                 10(g)        **Salary Continuation Agreement dated August 26, 1985, between Fidelity
                                              National Bank and Sharon Denney as filed (included as Exhibit 10(f) to the
                                              Registrant's Report on Form 10-K for the fiscal year ended December 31,
                                              1994) was extended by Resolution of the Board of Directors until December
                                              31, 2003 (included as Exhibit 10(g) to the Registrant's Annual Report on
                                              Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).*

                         Exhibit No.                                   Name of Exhibit
                         -----------                                   ---------------
                             10(h)       Agreement dated November 14, 1996 between the OCC and the Registrant.*

                             10(i)       Resolution adopted by the Board of Directors of Registrant on February 13,
                                         1997.*

                             10(j)       Letter from OCC to Bank dated April 3, 1997*

                             13(a)       1996 Annual Report to Shareholders.  Certain portions of this Exhibit are incorporated by reference into Form 10-K; except as so incorporated by reference, the 1996 Annual Report to Shareholders is not deemed to be filed as part of Report on Form 10-K.*

                               (b)       Amended Consolidated Financial Review, Consolidated Financial Statements
                                         and Notes

                             21          Subsidiaries of the Registrant (included as Exhibit 22 to the Registrant's
                                         Registration Statement on Form 10, Commission File No. 0-22376, filed with the Commission and incorporated herein by reference).*

                             23          Consent of Ernst & Young LLP Independent Auditors*

                             24          Powers of Attorney

                             27          Financial Data Schedule (for SEC use only)*

                             99          Report of KPMG Peat Marwick LLP*



----------------------------
*  Previously filed
** management contract or compensatory arrangement required to be filed as an exhibit.

(b) No reports on Form 8-K were filed during the fiscal quarter ended December 31, 1996.

(c)        Exhibits.  See Item 14 (3).

(d)        Financial Statement Schedules.  See Item 14 (2).

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Decatur, State of Georgia, on the 4th day of December, 1997.

                                          FIDELITY NATIONAL CORPORATION


                                          By: /s/ James B. Miller, Jr.
                                             -----------------------------------
                                              James B. Miller, Jr.
                                              Chairman of the Board



                       POWER OF ATTORNEY AND SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Amendment to Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      /s/ James B. Miller, Jr.                           Date: December 4, 1997
--------------------------------------------
          James B. Miller, Jr.
 Chairman of the Board and Director
     (Principal Executive Officer)


      /s/ M. Howard Griffith, Jr.                        Date: December 4, 1997
--------------------------------------------
          M. Howard Griffith, Jr.
          Chief Financial Officer
(Principal Financial and Accounting Officer)


*                                                        Date: December 4, 1997
--------------------------------------------
              David R. Bockel




*                                                                            Date:  December 4, 1997
------------------------------------------------------------
                  Edward G. Bowen, M.D.
                         Director


*                                                                            Date:  December 4, 1997
------------------------------------------------------------
                    Robert J. Rutland
                         Director


*                                                                            Date:  December 4, 1997
------------------------------------------------------------
                  W. Clyde Shepherd, Jr.
                         Director


                                                                             Date:  December  , 1997
------------------------------------------------------------
                    Gordon M. Sherman


*                                                                            Date:  December 4, 1997
------------------------------------------------------------
                 R. Phillip Shinall, III
                         Director


*                                                                            Date:  December 4, 1997
------------------------------------------------------------
                    Rankin Smith, Jr.
                         Director


                                                                             Date:  December  , 1997
------------------------------------------------------------
                   Felker W. Ward, Jr.
                         Director


*              /s/ M. Howard Griffith, Jr.                                   Date:  December 4, 1997
------------------------------------------------------------
                 M. Howard Griffith, Jr.
                     Attorney-in-Fact

