Form 10-K405
period 1997-12-31
FIDELITY NATIONAL CORP /GA/
filed 1998-03-31
CIK 822662

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              [X] Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                  For the Fiscal Year Ended December 31, 1997

                         Commission File Number 0-22374

                          FIDELITY NATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

               Georgia                                      58-14166811
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)

     3490 Piedmont Road, Suite 1550,                           30305
            Atlanta, Georgia                                 (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (404) 240-1504

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock, without stated par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. X .
          ---
The aggregate market value of the voting common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors and greater than five percent shareholders are "affiliates" of the Registrant) as of March 10, 1998 (based on the closing sale price of the Common Stock as quoted on the Nasdaq National Market System on such date) was $62,915,000.

At March 10, 1998, there were 8,116,316 shares of Common Stock outstanding, without stated par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997 are incorporated by reference into Parts I and II. Portions of the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                     PART I

FORWARD-LOOKING STATEMENTS

         This Form 10-K includes forward-looking statements within the meaning of Section 27 A of the Securities Act of 1933, as amended, and Section 21 E of the Securities Exchange Act of 1934, as amended, which involve known and unknown risks and uncertainties or other factors that may cause actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are urged to consider statements labeled with the terms "believes," "belief," "expects,", "intends," "plans" or "anticipates" to be forward-looking statements.

ITEM 1.        BUSINESS

GENERAL

         Fidelity National Corporation (the "Registrant") was incorporated under the laws of the State of Georgia in 1979 and acquired 100% of the common stock of Fidelity National Bank ("FNB" or "Bank") in a stock-for-stock exchange. The Registrant is a registered bank holding company headquartered in Atlanta, Georgia. All of the Registrant's activities are currently conducted by its wholly-owned subsidiaries: FNB, which was organized as a national banking corporation in 1973, and its wholly-owned subsidiary Fidelity National Mortgage Corp. ("FNMC"), organized as a Georgia corporation in 1979; and Fidelity National Capital Investors, Inc. ("FNCI"), organized as a Georgia corporation in May 1992.

         The Bank provides traditional deposit, lending, mortgage, securities brokerage, international trade services and trust products and services to its commercial and retail customers. FNB is a full-service banking operation; FNMC is a full-service residential mortgage banking operation; and FNCI is a securities brokerage operation. The Company currently conducts its full-service banking and residential mortgage lending through 16 locations in the metropolitan Atlanta area.

         The Registration conducts its indirect automobile lending (the purchase of consumer automobile installment sales contracts from automobile dealers), residential mortgage lending and residential construction lending through certain of its Atlanta offices and the Registrant's Jacksonville, Florida location. Indirect automobile lending is also conducted at the Tampa, Florida location which was opened in 1995. At December 31, 1997, the Registrant had total assets of $658 million, total loans of $437 million, total deposits of $568 million and shareholders' equity of $52 million.

         The term "Registrant" as used herein includes Fidelity National Corporation and its subsidiaries unless the context otherwise requires.

RECENT DEVELOPMENTS

         Growth during 1997 was restricted until the Registrant increased its and FNB's capital ratios. During June and July 1997, the Registrant sold in a private placement $6.15 million Non-Cumulative 8% Convertible Preferred Stock, Series A ("Preferred Stock"). In December 1997, the Registrant sold in a public offering 3,450,000 shares of Common Stock at a public offering price of $7.50 per share. The proceeds of these offerings, net of issuance costs, were used to increase the Registrant's and FNB's capital ratios and for general corporate purposes.

MARKET AREA

         FNB conducts banking activities primarily through 16 branches in Fulton, DeKalb, Cobb and Gwinnett counties, Georgia. Four of these branches were opened in 1996 and FNB intends to open three additional branches in the Atlanta metropolitan area during 1998. Customers of FNB are primarily small and medium sized businesses and individuals. FNB's customer base for its credit card portfolio is national in scope, with customers in all 50 states. FNB conducts indirect automobile lending and residential construction lending from its Jacksonville, Florida office in addition to its offices in Georgia. FNB also conducts indirect automobile lending from its Tampa, Florida office. Customers of its other services are located almost exclusively in Georgia.

PRODUCTS AND SERVICES

         The Registrant's products and services include (i) depository accounts,
(ii) indirect automobile lending, (iii) credit card loans, (iv) construction and residential real estate loans, (v) commercial loans, including commercial loans secured by real estate, (vi) securities brokerage services, (vii) trust products and services and (viii) international trading services.

         Deposits

         FNB offers a full range of depository accounts and services to both individuals and businesses. As of December 31, 1997, the Registrant's deposit base, totaling approximately $568 million, consisted of approximately $87 million in noninterest-bearing demand deposits (15.3% of total deposits), approximately $84 million in interest-bearing demand deposits and money market accounts (14.7% of total deposits), approximately $22 million in savings deposits (3.8% of total deposits), approximately $278 million in time deposits in amounts less than $100,000 (48.9% of total deposits), and approximately $98 million in time deposits of $100,000 or more (17.3% of total deposits). There were no brokered deposits at December 31, 1997.

         Lending

         FNB's primarily lending activities include consumer loans (indirect automobile and credit card loans), real estate loans and commercial loans to small and medium sized businesses. FNB also makes secured construction loans to home builders and residential mortgagees in the Atlanta, Georgia and Jacksonville, Florida metropolitan areas. The loans are often secured by first and second real estate mortgages. FNB offers direct installment loans to consumers on both a secured and unsecured basis. Commercial lending includes the extension of credit to a company directly or to individuals for business purposes.

         As of December 31, 1997, the Registrant had consumer (including installment and credit card loans), real estate (including residential mortgage, construction and commercial loans secured by real estate), and commercial loans of $271 million, $113 million and $52 million, representing approximately 62.2%, 26.0% and 11.8%, respectively, of the Registrant's total loan portfolio. Real estate loans included $45 million in construction loans, $14 million in residential real estate loans and $51 million in commercial loans secured by real estate. As of December 31, 1997, the Registrant's commercial loans, including those commercial loans secured by real estate, totaled $103 million.

         Indirect Automobile Lending

         FNB acquires, on a non-recourse basis, consumer installment contracts secured by new and used vehicles purchased by consumers from motor vehicle dealers located primarily in Atlanta, Georgia and Jacksonville and Tampa, Florida. As of December 31, 1997, the aggregate amount of indirect automobile loans outstanding was $152 million, representing 34.8% of FNB's total loan portfolio. Approximately 69.6%, 18.2% and 12.2% of the outstanding indirect automobile loans at December 31, 1997 were originated in the Atlanta, Jacksonville and Tampa offices, respectively. An additional $160 million of indirect automobile loans originated and sold by FNB are being serviced for others. Each potential sales finance contract is reviewed for creditworthiness and collateral value by FNB, which notifies the dealer as to the terms (including interest rate and length of contract) on which the loan will be made to the dealer's customer. Since the sales finance contracts are purchased by FNB on a nonrecourse basis, no credit is being extended to the dealers and the dealers have no liability for the sales finance contracts purchased from them, except to the extent of the dealer reserve discussed below and representations and warranties in the dealer's agreement. Once the loan has been documented, the dealer assigns the contract to FNB.

         The interest rate quoted by a dealer on a sales finance contract may exceed the interest charged by FNB on the particular contract. That interest differential or flat fee, depending on dealer arrangement, is amortized in a prepaid asset account. Usually 75% to 100% of the interest differential or flat fee is immediately paid to the dealer as compensation for originating and documenting the loan. The unpaid portion is retained in the dealer holdback account and FNB may deduct from this account potential prepayments, rebates, charge-offs and any rebates of interest charges due FNB on sales finance contracts purchased from the dealer. If any amount is remaining in the holdback account at the time all sales finance contracts purchased by FNB from the dealer have been paid in full, such amount is paid to the dealer. As of December 31, 1997, the balance in the holdback account was $161,000. FNB's potential charge-offs in excess of the holdback are provided for by the allowance for loan losses. Net charge-offs on indirect automobile loans for the two years ended December 31, 1997 and 1996, were $3.2 million and $1.6 million, respectively.

         Credit Card Loans

         FNB offers Visa, MasterCard, Visa Gold, affinity Visa programs and FNB sponsored Visa/MasterCard agent bank relationships. These programs are offered on a nationwide basis to persons, businesses, partnerships and associations who meet FNB's established underwriting standards with respect to income, credit rating, established residence or domicile and employment. Credit card loans are subject to seasonal fluctuations based on consumer spending habits, with the outstanding balances of such credit card loans rising at the end of each calendar year. At December 31, 1997, credit card loans were approximately $120 million, or 27.4% of the Registrant's total loan portfolio. The credit card portfolio was built substantially through affinity programs. FNB's affinity programs include colleges, associations and other entities which contract to assist FNB in marketing FNB's credit cards in return for issuance and transaction fee income.

         Residential Mortgage Banking

         FNMC is engaged in the residential mortgage banking business, focusing on one-to-four family properties. FNMC offers the Federal Housing Authority ("FHA"), Veterans Administration ("VA"), conventional and non-conforming loans (those with balances over $227,150). In addition, FNMC purchases loans from independent mortgage companies located in the Southeast. FNMC operates from the Registrant's office in Corporate Square, Atlanta, Georgia as well as two other locations in the Atlanta metropolitan area and also has a loan origination office in Jacksonville,

Florida. FNMC is an approved originator and servicer for Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") and is an approved originator for loans insured by Housing and Urban Development ("HUD").

         Mortgage loans held-for-sale fluctuate due to economic conditions, interest rates, the level of real estate activity and seasonal factors. During 1997, FNMC originated approximately $7 million in loans to be held in FNB's portfolio. FNMC typically retains the right to service mortgages sold to investors, but from time to time sells servicing rights to other mortgage loan servicers. Servicing activities include the collection of principal and interest payments, maintenance of escrow balances and remittance of insurance and tax payments on behalf of mortgagees and the offer of insurance products to borrowers. In return for servicing mortgages, FNMC is entitled to a servicing fee, generally .25% to .50% per annum of the outstanding principal balance of a mortgage serviced. Due to normal amortization of the principal balance, the dollar amount of the fee earned on a particular mortgage declines over time and no further fee will be earned if the mortgage is prepaid or goes into default. During 1997, FNMC closed $95 million of residential mortgage loans. All servicing rights were retained, except for government and non-conforming loans. As of December 31, 1997, FNMC serviced loans totaling $253 million, of which $14 million were held by FNB and $239 million were serviced for others.

         Securities Brokerage Services

         FNCI commenced business as a full-service broker in late 1992, after registration as a broker-dealer with the Securities and Exchange Commission ("Commission") in October 1992 and with the State of Georgia on May 15, 1992. In October 1992, FNCI registered as an investment advisor with the Commission, received approval from the Federal Reserve to operate as a fully disclosed introducing broker and became a member of the National Association of Securities Dealers ("NASD"). FNCI operates from its headquarters in Atlanta and from three other offices in FNB's banking facilities in the Atlanta metropolitan area.

         Trust Products and Services

         FNB provides investment products and services to individuals and organizations under trust and agency agreements. At December 31, 1997, FNB serviced approximately $299 million in assets, with the majority of accounts in custodial and self-directed IRAs. Other services include personal trusts, employee benefit trusts, guardianships, estate settlement accounts, management agency accounts and corporate trusts.

         International Trade Services

         FNB provides services to individuals and business clients in meeting their international business requirements. Letters of credit, foreign currency drafts, foreign and documentary collections, export finance and international wire transfers are some of the services provided.

SIGNIFICANT OPERATING POLICIES

         Lending Policy

         Lending authority is delegated by the Board of Directors of FNB to loan officers, each of whom is limited as to the amount of secured and unsecured loans that he or she can make to a single borrower or related group of borrowers. All loans in excess of $100,000 (new relationships) or $250,000 (existing relationships) must be approved by a committee of officers of the Bank. All loans over $500,000 must be approved by the President and Chief Executive Officer of the Bank or the Chairman of the Board of the Bank. All loans to relationships in excess of $1,000,000 must be approved by the Loan and Discount Committee of the Board of Directors of the Bank.

         FNB provides written guidelines for lending activities. Secured loans, except indirect installment loans which are generally secured by the vehicle purchased, are made to persons who are well-established and have net worth, collateral and cash flow to support the loan. Real estate loans are made only when such loans are secured by real property located in Georgia or Florida. Unsecured loans, except credit card loans, are normally made by FNB only to persons who maintain depository relationships with FNB. The Registrant does not have a rollover policy. Any loan renewal request is reviewed in the same manner as an application for a new loan.

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

         Making loans to businesses for working capital is a traditional function of commercial banks. Such loans are expected to be repaid out of the current earnings of the commercial entity and the ability of the borrower to service its debt is dependent upon the success of the commercial enterprise. It is FNB's policy to secure these loans.

         For loans that are collateralized by inventory, furniture, fixtures and equipment, FNB does not generally advance loan proceeds of more than 50% of the inventory value and more than 50% of the furniture, fixtures and equipment value serving as collateral. When inventory serves as primary collateral, accounts receivable generally will also be taken as collateral. Maximum collateral values for accounts receivable is 80% of eligible receivables outstanding. No collateral value will be assigned for accounts receivable outstanding past 90 days.

         Many of FNB's commercial loans are secured by real estate (and thus are categorized as real estate mortgage loans) because such collateral may be superior to other types of collateral owned by small businesses. Loans secured by commercial real estate, however, are subject to certain inherent risks. Commercial real estate may be substantially illiquid, and commercial real estate values are difficult to ascertain and are subject to wide fluctuations depending upon economic conditions. For loans in excess of $250,000, FNB generally requires that qualified independent appraisers determine the value of any commercial real estate taken as collateral, and FNB will generally lend 75% of the appraised value or the purchase price of the real estate, whichever is less.

         FNB originates short-term residential construction loans for detached housing and a limited number of residential acquisition and development loans in the Atlanta and Jacksonville metropolitan areas. Residential construction loans are made through the use of officer guidance lines, which are approved, when appropriate, by FNB's Loan and Discount Committee. Specific maximum loan commitment and numbers of unsold houses allowed are clearly identified for each of the approximately 75 builders' officer guidance lines. Each loan is individually reviewed and approved by the loan officer and is subject to an appraisal and a maximum 75% loan-to-value ratio.

         These guidelines are approved for established builders with track records and adequate financial strength to support the credit being requested. Loans may be for speculative starts or for pre-sold residential property to specific purchasers. As of December 31, 1997, approximately $45 million (10.5% of total loans) was outstanding on total residential construction loans, of which approximately $8 million was for acquisition and development loans. Acquisition and development loans generally have 18 month or shorter maturities and are for the purpose of developing lots for a builder's own building program usage or are generally pre-sold to an established builder or builders.

         Inter-agency guidelines adopted by Federal banking regulators, including the OCC, require that financial institutions establish real estate lending policies. The guidelines also established certain maximum allowable real estate loan-to-value standards. FNB has adopted the Federal standards as its maximum allowable standards, but has had in the past and now has in place loan policies which are, in some cases, more conservative than the OCC guidelines. The FNB and OCC guidelines require maximum allowable loan-to-value ratios for various types of real estate loans as set forth below.

                                             MAXIMUM ALLOWABLE
                                            LOAN-TO-VALUE RATIO
                                           ----------------------
LOAN CATEGORY
Land .................................            65%
Land development .....................            75
Construction:
  Commercial, multifamily(1) and other
    nonresidential ...................            80
One-to-four family residential .......            85
Improved property ....................            85
Owner-occupied one-to-four family and
   home equity(2) ....................            --


----------

(1)      Multifamily construction includes condominiums and cooperatives.
(2) A loan-to-value limit has not been established for permanent mortgage or home equity loans on owner-occupied, one-to-four family residential property. However, for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral should be required.

         Potential specific risk elements associated with each of FNB's lending categories include the following:


Credit cards................................ Employment status, changes in local economy, unsecured credit risks

Installment loans to
 individuals................................ Employment status, changes in local economy, difficulty in monitoring collateral (vehicle, boat, mobile home) and limited personal contact as a result of indirect lending through dealers
Commercial, financial
  and agricultural.......................... Industry concentrations, difficulty in monitoring the valuation of collateral (inventory, accounts receivable and vehicles), borrower management expertise, increased competition, and
                                             specialized or obsolete equipment as collateral

Real estate-residential
   construction ............................ Inadequate collateral and change in market conditions

Real estate-residential
  mortgage.................................. Changes in local economy and caps on variable rate loans

         Management believes that the outstanding loans included in each of these categories do not represent more than the normal risks associated with these categories, as described above. FNB's underwriting and asset quality monitoring systems focus on minimizing the risks outlined above.

         Loan Review and Nonperforming Assets

         FNB's credit administration department reviews its loan portfolio to identify potential deficiencies and appropriate corrective action. The credit administration department attempts to review 30% to 45% of FNB's commercial and construction loan portfolio, annually. The results of the reviews are presented to FNB's Board of Directors on a monthly basis. Loan reviews are performed on credits that are selected according to their risk. Past due loans are reviewed weekly by each lending officer and by the credit administration department. A summary report is reviewed monthly by FNB's Board of Directors. The Loan Committee of the Board of Directors of FNB annually reviews all loans over $1.0 million.

         Credit card accounts are reviewed on a monthly basis for compliance with FNB credit policy. Review procedures include a determination of whether the appropriate review of employment, residence and other information has been completed, recalculation of the borrower's debt coverage ratio, and analysis of the borrower's credit history to determine if it meets established FNB criteria. Policy exceptions are analyzed monthly. Delinquencies are monitored daily. Accounts are charged off after they are 180 days past due in accordance with industry practice.

         A sample of consumer loans is reviewed on a monthly basis in compliance with FNB's policies and procedures.

         A provision for loan losses and a corresponding increase in the allowance for loan losses are recorded monthly, taking into consideration the historical charge-off experience, delinquency and current economic conditions, and management's estimate of losses inherent in the loan portfolio.

         Asset/Liability Management

         FNB's asset/liability committee (the "Committee") is comprised of officers of the Registrant and FNB who are charged with managing the assets and liabilities of the Registrant and FNB. The Committee attempts to manage asset growth, liquidity and capital in order to maximize income and reduce interest rate risk. The Committee directs the Registrant's and FNB's overall acquisition and allocation of funds. At its monthly meetings, the Committee reviews and discusses the monthly asset and liability funds budget and projections in relation to the actual flow of funds. The Committee also reviews and discusses peer group comparisons, the ratio of the amount of rate-sensitive assets to the amount of rate-sensitive liabilities and other variables, such as expected loan demand, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary policy adjustments and the overall state of the economy.

         Investment Policy

         FNB's investment portfolio policy is to maximize income consistent with liquidity, asset quality, regulatory constraints and asset/liability objectives. The policy is reviewed at least annually by FNB's Board of Directors. The Board of Directors of FNB is provided information monthly concerning sales, purchases, resulting gains or losses, average maturity, Federal taxable equivalent yields and appreciation or depreciation by investment categories.

SUPERVISION AND REGULATION

         Holding Company Regulation

         The Registrant is a registered bank holding company subject to regulation by the Federal Reserve Board ("Federal Reserve" or "FRB") under the Bank Holding Company Act of 1956, as amended ("Holding Company Act"). The Registrant is required to file financial information with the Federal Reserve periodically and is subject to periodic examination by the Federal Reserve.

         The Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve (i) before it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that is not already controlled; (ii) before it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of a bank; and
(iii) before it may merge or consolidate with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of voting shares of any company engaged in such activities. This prohibition does not apply to activities found by the Federal Reserve, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation or order to be closely related to banking are: making or servicing loans and certain types of leases; performing certain data processing services; acting as fiduciary or investment or financial advisor; providing discount brokerage services; and making investments in corporations or projects designed primarily to promote community welfare.

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

         The Registrant, FNMC and FNCI are "affiliates" of FNB under the Federal Reserve Act, which imposes certain restrictions on (i) loans by FNB to the Registrant, (ii) investments in the stock or securities of the Registrant by FNB, (iii) FNB's accepting the stock or securities of one of its affiliates from a borrower as collateral for loans and (iv) the purchase of assets from the Registrant by FNB. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any exercise of credit, lease or sale of property or furnishing of services.

         Bank Regulation

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

         FNB is insured by the Federal Deposit Insurance Corporation (the "FDIC"). The major functions of the FDIC with respect to insured banks include paying depositors to the extent provided by law if an insured bank is closed without adequate provision having been made to pay claims of depositors, acting as a receiver of state banks placed in receivership when appointed receiver by state authorities and preventing the development or continuance of unsound and unsafe banking practices. The FDIC also has the authority to recommend to the appropriate Federal agency supervising an insured bank that the agency take informal action against such institution and to act to implement the enforcement action itself if the agency fails to follow the FDIC's recommendation. The FDIC also has the authority to examine all insured banks.

         In 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("1991 Act") was adopted, the principal initial effect of which was to permit the Bank Insurance Fund ("BIF") to borrow up to $30 billion from the U.S. Treasury (to be repaid through deposit insurance premiums over 15 years) and to permit the BIF to borrow working capital from the Federal Financing Bank in an amount up to 90% of the value of the assets the FDIC has acquired from failed banks. The FDIC has implemented a risk-based assessment system whereby banks are assessed on a sliding scale depending on their placement in nine separate supervisory categories. Prior to June 1, 1995, the assessment scale ranged from $.23 per $100 of deposits for the healthiest banks (those with the highest capital to assets ratios, best management and best overall condition) to as much as $.31 per $100 of deposits for the less healthy institutions. However, effective June 1, 1995, the BIF reached the designated reserve ratio of 1.25% of total estimated deposits and the FDIC lowered the assessment rate schedule for BIF members to $0.04 per $100 of deposits for the healthiest banks to $.31 per $100 of deposits for less healthy institutions. Prior to June 1, 1995, FNB's BIF assessment was $.26 per $100 of deposits and after such date, the rate was reduced to $.07 per $100 of deposits.

         As a result of FNB's capital position in 1996, its FDIC assessments increased significantly during 1997. The Registrant's total FDIC insurance and SAIF Assessments for the three years ended December 31, 1995, 1996 and 1997 were $795,000, $427,000 and $1,065,000, respectively. At December 31, 1997, the BIF rate was $.24 per $100 of deposits.

         Various other sections of the 1991 Act impose substantial new auditing and reporting requirements and increase the role of independent accountants and outside directors on banks having assets of $500 million or more, and regulators may encourage smaller banks to comply with such requirements. The 1991 Act also provides for a ban on the acceptance of brokered deposits except by well capitalized institutions and by adequately capitalized institutions with the permission of the FDIC, and for restrictions on the activities engaged in by state banks and their subsidiaries as principal, including insurance underwriting, to the same activities permissible for national banks and their subsidiaries, unless the state bank is well capitalized and a determination is made by the FDIC that the activities do not pose a significant risk to the insurance fund. The effect on the Registrant of these measures contained in the bill will be to a great extent dependent upon the manner in which bank regulatory authorities interpret and enforce regulations that have been issued pursuant to the 1991 Act.

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

         Capital Requirements

         The information contained in the Registrant's 1997 Annual Report to Shareholders under the headings "Regulatory Agreements" and "Shareholders' Equity" are incorporated herein by reference.

         Interstate Banking Act

         In September 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") became law. The Interstate Banking Act has two major provisions regarding the merger, acquisition and operation of banks across state lines. First it provides that effective September 29, 1995, adequately capitalized and managed bank holding companies will be permitted to acquire banks in any state. State laws prohibiting interstate banking or discriminating against out-of-state banks will be preempted as of the effective date. States cannot enact laws opting out of this provision; however, states may adopt a minimum restriction requiring that target banks located within the state be in existence for a period of years, up to a maximum of five years, before such bank may be subject to the Interstate Banking Act. The Interstate Banking Act establishes deposit caps which prohibit acquisitions that would result in the acquirer controlling 30% or more of the deposits of insured banks and thrifts held in the state in which the acquisition or merger is occurring or in any state in which the target maintains a branch or 10% or more of the deposits nationwide. State-level deposit caps are not preempted as long as they do not discriminate against out-of-state acquirers, and the Federal deposit caps apply only to initial entry acquisitions.

         The legislation also provides that, unless an individual state elects beforehand either (i) to accelerate the effective date or (ii) to prohibit out-of-state banks from operating interstate branches within its territory, on or after June 1, 1997, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank would be permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. The State of Georgia has enacted legislation in connection with the Interstate Banking Act which requires that a bank located within the state must be in existence for a period of five years before it may be acquired by an out-of-state institution. This state legislation also requires out-of-state institutions to purchase an existing bank or branch in the state rather than starting a de novo bank. Many states, including Georgia, have enacted legislation which permits banks with different home states to merge if the states involved have enacted legislation permitting interstate bank mergers prior to June 1, 1997. The Registrant believes that this legislation may result in increased takeover activity of Georgia financial institutions by out-of-state financial institutions. However, the Registrant does not presently anticipate that such legislation will have a material impact on its operations or future plans.

         The Interstate Banking Act was amended on July 3, 1997, for the purpose of ensuring that state banks are competitive with national banks under the new interstate banking laws. The amendment provides that state law of the host state applies to an out-of-state, state-chartered bank that branches in the host state to the same extent that it applies to a national bank operating a branch in the host state to the same extent that it applies to a national bank operating a branch in the host state. The law also provides that bank branches operating in the host state and chartered in another state may exercise powers they have under their home-state charters if host state-chartered banks or national banks may exercise those powers.

         Under prior Georgia law which was applicable to national banks, the establishment of new or additional branch banks in a county, other than the county in which the parent bank was located, was prohibited except in very narrow situations. Pursuant to legislation recently enacted, with the prior approval of the appropriate regulator, after July 1, 1996, a state or national bank may establish three new or additional branch banks de novo in the same manner as currently provided for the establishment of bank offices under the Georgia Financial Institutions Code. These branches may be located anywhere in Georgia. If a bank is part of a bank holding company, all affiliates would be treated as one bank and the holding company would be limited to branching to only three counties. Otherwise, the same restrictions on Georgia banks' ability to form or acquire branch banks that exist prior to July 1, 1996, continue to apply until July 1, 1998. As of July 1, 1998, new or additional branch banks may be established anywhere in the state with the prior approval of the appropriate regulator. At December 31, 1997, FNB had authority to branch in four counties in Georgia.

         Regulation of Mortgage Banking

         The mortgage banking industry is subject to the rules and regulations of, and examinations by, the DBF, FNMA, FHLMC, Government National Mortgage Association ("GNMA"), HUD, FHA and state regulatory authorities with respect to originating, processing, underwriting, selling, securitizing and servicing residential mortgage loans. In addition, there are other Federal and state statutes and regulations affecting such activities. These rules and regulations, among other things, require licensing of mortgage bankers, govern how mortgage servicers process a mortgagor's payment, require an annual analysis of FNMC's escrow balances and also regulate the procedure for making investor payments.

         Many states have adopted statutes and regulations which require the payment of interest on escrow accounts, but many of these provisions contain exemptions from the requirement to pay interest. The common exemptions are: interest is paid only on loans originated after enactment or a phase-in; interest need only be paid if the mortgage servicer earns interest on the account; interest need not be paid by an out-of-state mortgage servicer; and interest need not be paid on low loan-to-value loans or government loans or where interest is offset by administrative expenses. It is presently unclear whether these statutes and regulations, or some variation thereof, will be implemented by other states and if so what effect that will have on the Registrant and FNMC.

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

         There are numerous rules and regulations imposed on mortgage loan originators that require originators to obtain and maintain licenses; establish eligibility criteria for mortgage loans; prohibit discrimination; regulate advertising of loans; encourage lenders to identify and meet the credit needs of the community, including low and moderate income neighborhoods, consistent with sound lending practices, by requiring certain statistical information be maintained and publicly available regarding mortgage lending practices within certain geographical areas; provide for inspections and appraisals of properties; require credit reports on prospective borrowers; regulate payment features; and, in some cases, fix maximum interest rates, fees and loan amounts. Failure to comply with these requirements can lead to loss of approved status, termination of servicing contracts without compensation to the servicer, demands for indemnification or loan repurchases, and administrative enforcement actions.

         Broker-Dealer Regulation

         Securities broker-dealers are subject to extensive regulation. Generally, broker-dealers must register with the Commission and the states in which they operate. All broker-dealers must be members of the NASD, subject to its rules and disciplinary procedures. Personnel of broker-dealers engaged in sales activities must be licensed as salespeople under the appropriate state laws and register with the NASD. Registered broker-dealers are subject to detailed record keeping and reporting requirements. The extent to which broker-dealers can extend credit is also subject to regulation. FNCI, as a registered broker-dealer, is also subject to rules regarding minimum capital, disclosure obligations, restrictions on markups, and other matters.

COMPETITION

         The banking business is highly competitive. The Registrant's primary market area, other than for credit cards, residential mortgages and indirect automobile loans, consists of Fulton, DeKalb, Cobb and Gwinnett counties, Georgia. FNB competes for traditional bank business with numerous other commercial banks and thrift institutions with offices in the Registrant's primary trade area, many of which have greater financial resources than FNB. The Registrant also competes for loans with insurance companies, regulated small loan companies, credit unions and certain governmental agencies. FNCI competes with independent brokerage and investment companies as well as state and national banks and their affiliates and other financial companies. There can be no assurance that other companies will not offer products and services that are competitive with those offered by the Registrant and its subsidiaries. The emergence of such competitors could have a material adverse effect on the results of operations and financial condition of the Registrant.

         The credit card, indirect automobile financing and mortgage banking industries are also highly competitive. The Registrant competes with banks and special purpose credit card banks and companies throughout the United States as well as entities such as AT&T and General Motors Corporation for credit card customers. In the indirect automobile financing industry, the Registrant competes with specialty consumer finance companies in addition to banks. FNMC competes with independent mortgage banking companies, state and national banks and their subsidiaries, as well as thrift institutions and insurance companies. There can be no assurance that other companies will not offer products and services that are competitive with those offered by the Registrant and its subsidiaries. The emergence of such competitors could have a material adverse effect on the results of operations and financial condition of the Registrant.

EMPLOYEES

         As of December 31, 1997, the Registrant had 375 full-time equivalent employees. Neither the Registrant nor any one of its subsidiaries is a party to any collective bargaining agreement. The Registrant believes that its employee relations are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Executive officers are elected by the Board of Directors annually at the Board of Directors' meeting held directly after the Annual Meeting of Shareholders and hold office until the next election, unless they sooner resign or are removed from office.

         The executive officers of the Registrant, their ages, their positions with the Registrant and subsidiaries at March 10, 1998, and the period during which the person served as an executive officer, are as follows:

                                              Officer
             Name                   Age        Since                              Position
             ----                   ---        -----                              --------
James B. Miller, Jr.                 57         1979      Chairman of the Board, President and Chief Executive Officer
                                                          of the Registrant since 1979; Chairman of FNB since 1998;
                                                          President of FNB from 1977 to 1997, Chairman of FNMC
                                                          since 1979, and Chairman of FNCI beginning in 1995.

Larry D. Peterson                    49         1997      Vice President of the Registrant since 1997; President
                                                          and Chief Executive Officer of FNB since 1997.

Sharon R. Denney                     59         1985      Executive Vice President of the Registrant and FNB
                                                          since 1992.  Vice President of FNB since 1979.

M. Howard Griffith, Jr.              54         1994      Principal Accounting Officer of the Registrant and
                                                          Chief Financial Officer of FNB since February 1994;
                                                          Vice President and Treasurer of Synovus Financial
                                                          Corp., a bank holding company based in Columbus,
                                                          Georgia, from December 1992 through October 1993.

Palmer Proctor, Jr.                  30         1996      Vice President of the Registrant since 1996; Vice
                                                          President of FNB since 1993.  Joined FNB as a
                                                          Management Associate in 1990.


ITEM 2.        PROPERTIES

         The Registrant's principal executive offices consist of 49,368 leased square feet (of which 23,939 square feet are sublet) in Atlanta, Georgia. The Bank leases 35,000 square feet (of which 29,928 square feet are sublet) in Decatur, Georgia, where it maintains a full-service banking center. The Registrant's operations are principally conducted from 80,000 square feet located at 3 Corporate Square, Atlanta, Georgia. Of the other 15 branch offices of the Bank located in Fulton, DeKalb, Cobb and Gwinnett Counties, Georgia, ten are owned and five are leased. The three new branches to be opened in 1998 are owned by the Bank. The Registrant leases loan production offices in Jacksonville and Tampa, Florida.


ITEM 3.        LEGAL PROCEEDINGS

         The Registrant is a party to claims and lawsuits arising in the course of normal business activities. Although the ultimate outcome of these claims and lawsuits cannot be ascertained at this time, it is the opinion of management that none of these matters when resolved will have a material adverse effect on the Registrant's consolidated results of operations or financial condition.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
               MATTERS

         STOCK. The Registrant's Common Stock is listed on the Nasdaq National Market under the trading symbol LION. There were approximately 575 holders of record and approximately 1,970 beneficial owners whose shares of Registrant's Common Stock are held by brokers, dealers and their nominees as of March 10, 1998.

         Market prices of the Registrant's Common Stock included on the inside back cover of the 1997 Annual Report to Shareholders are incorporated herein by reference. The last sale price on December 31, 1997 was $9.50.

         On September 30, 1996 the Registrant sold an aggregate of 44,015 shares of Common Stock to directors and their affiliates in a private placement at $12.625 per share paid in cash. This private placement of securities is exempt from registration under Section 4(2) of the Securities Act of 1933.

         During June 1997, the Registrant issued 752,000 shares of Preferred Stock at a purchase price of $6.25 per share in a private placement. 704,000 shares of Preferred Stock were sold for cash aggregating $4,400,000 and 48,000 shares of Preferred Stock were exchanged for subordinated debt of the Registrant in the principal amount of $300,000. During July 1997, an additional 232,000 shares of Preferred Stock were sold for $1,100,000 paid in cash and $350,000 in exchange for subordinated debt of the Registrant in the principal amount of $350,000. The sale of the Preferred Stock was exempt from registration under
Section 4(2) of the Securities Act of 1933 and Regulation D promulgated by the Commission.

         In connection with the public offering of Common Stock in December, 1997, the Registrant issued to Raymond James & Associates, Inc., the principal underwriter, warrants to purchase 150,000 shares of Common Stock at a purchase price of $8.25 per share. The warrants are exercisable during the four-year period commencing December 12, 1998. The issuance of the warrants was exempt from registration under Section 4(2) of the Securities Act of 1933.

         DIVIDENDS. There were no cash dividends paid on the Registrant's Common Stock during 1997. Cash dividends paid on the Registrant's Common Stock in 1996 was $.15 per share.

         Restrictions on Dividends - Indenture. The indenture ("Indenture") relating to the 8 1/2% Subordinated Notes ("Notes") provides that the Registrant may not pay cash dividends on its capital stock or redeem any shares of its capital stock if the cumulative dividends and redemptions would exceed cumulative consolidated net income of the Registrant for the three-year period ending on the dividend declaration date or redemption date. In addition, no dividend can be declared on the capital stock if an event of default has occurred and is continuing under the Notes, including the failure to pay interest on such indebtedness or default on other indebtedness exceeding $1 million. See Note 8 to the Consolidated Financial Statements.

         The Registrant is currently in default of the covenant of the Indenture restricting dividend payments. In December the Registrant declared and in January paid a dividend on the Preferred Stock aggregating $123,000. If the trustee of the Indenture or holders of ten percent of the Notes sends to the Registrant a notice of default and the default continues for a period of thirty days after the notice have been given, then the default will constitute an Event of Default. Upon an Event of Default the trustee may, in its discretion, appoint an observer to attend the meetings of the Board of Directors of the Registrant and report thereon, to the holders of the Notes. Also, the trustee may take appropriate judicial action as the trustee deems most effective to protect and enforce the rights of the holders of the Notes.

         Restriction on Dividends - FRB Agreement. The FRB Agreement provides that no dividends are to be declared or paid on the Registrant's Common Stock without the prior written approval of the FRB.

         Restrictions on Dividends by FNB - Regulations. Under the regulations of the Office Comptroller of the Currency ("OCC"), dividends of FNB may be declared out of net profits of FNB. The approval of the OCC is required if the total of all dividends declared by FNB exceeds the total of its net profits for the year, combined with its retained net profits for the preceding two years. The payment of dividends by FNB may also be affected or limited by other factors, such as the requirement to maintain capital above regulatory guidelines. At December 31, 1997, total shareholders' equity of FNB was $49 million. Currently, cumulative dividends do exceed cumulative consolidated net income of FNB for the preceding three year period. Therefore, no dividends can be declared by FNB on its common stock without regard to the limitations contained in the OCC Agreement without the approval of the OCC. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could preclude the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice.

         Restrictions on Dividends by FNB - OCC Agreement. The OCC Agreement permits FNB to pay dividends on its preferred stock as long as FNB is "adequately capitalized," which it was on December 31, 1997. However, no dividends can be paid on FNB's common stock unless FNB is in compliance with the required capital ratios and the OCC approved the payment of the dividends by FNB. FNB's capital ratios on December 31, 1997 exceeded the capital levels required pursuant to the OCC Agreement.

ITEM 6.        SELECTED FINANCIAL DATA

         Selected financial data for each of the five years ended December 31, 1997, is included in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis of financial condition and results of operations appear under the caption "Consolidated Financial Review" of the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The discussion on Market Risk appears under the caption "Consolidated Financial Review" of the Registrant's 1997 Annual Report to Shareholder and is incorporated herein by reference. Quarterly results of operations on page 19 of the Registrant's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Report of Independent Auditors, the Consolidated Financial Statements and Notes to the Consolidated Financial Statements of the Registrant's 1997 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information to be contained under the heading "Information About Nominees for Director" in the definitive Proxy Statement to be sent to shareholders in connection with the solicitation of proxies for the Registrant's 1998 Annual Meeting of Shareholders to be held on April 16, 1998, to be filed with the Commission, is incorporated herein by reference. Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Registrant is included in Item I of this Report.

ITEM 11.       EXECUTIVE COMPENSATION

         The information to be contained under the headings "Executive Compensation," "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation" in the definitive Proxy Statement to be sent to shareholders in connection with the solicitation of proxies for the Registrant's 1998 Annual Meeting of Shareholders to be held on April 16, 1998, to be filed with the Commission, is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information to be contained under the heading "Voting Securities and Principal Holders" in the definitive Proxy Statement to be sent to shareholders in connection with the solicitation of proxies for the Registrant's 1998 Annual Meeting of Shareholders to be held on April 16, 1998, to be filed with the Commission, is incorporated herein by reference. For purposes of determining the aggregate market value of the Registrant's voting stock held by non-affiliates, shares held by all directors and executive officers of the Registrant have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of the Registrant as defined by the Commission.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information to be contained under the heading "Compensation Committee Interlocks and Insider Participation" in the definitive Proxy Statement to be sent to shareholders in connection with the solicitation of proxies for the Registrant's 1998 Annual Meeting of Shareholders to be held on April 16, 1998, to be filed with the Commission, is incorporated herein by reference.

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements.

         The following consolidated financial statements and notes thereto of the Registrant are incorporated by reference in Item 8 of this Report:

         Report of Independent Auditors

         Consolidated Statements of Condition - December 31, 1997 and December 31, 1996

         Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995

         Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1997, 1996 and 1995

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

         Notes to Consolidated Financial Statements - December 31, 1997

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

     3(d) Articles of Amendment to the Articles of Incorporation of Fidelity National Corporation increasing the number of authorized shares of capital stock (included as Exhibit 3(d) to the Report on Form 10-K for 1996 which is incorporated by reference).

     3(e) Articles of Amendment to the Articles of Incorporation of Fidelity National Corporation authorizing the issuance of preferred stock (included as Exhibit 3(e) to the Report on Form 10-K for 1996 which is incorporated by reference).

     3(f) Amendment to Articles of Incorporation of the Registrant setting forth the terms of the Preferred Stock (included herein by reference to Exhibit 3(a) to the Registrant's report on Form 8-K dated June 23, 1997).

     4(d) Form of Trust Indenture (included herein by reference as Exhibit 4(a) of Amendment 1 to Registrant's Registration
                    Statement on From S-1, No.333-99174).

     4(e) Form of Subordinated Note (included herein by reference to Exhibit 4(b) of Amendment 1 to Registrant's Registration
                    Statement on From S-1, No. 33-99174).

 Exhibit No.                                   Name of Exhibit
 -----------                                   ---------------
    10(a)           Fidelity National Bank Defined Contribution Master Plan and
                    Trust Agreement and related Adoption Agreement, as amended
                    (included as Exhibit 10(a) to the Registrant's Registration
                    Statement on Form 10, Commission File No. 0-22376, filed
                    with the Commission and incorporated herein by reference).

    10(b)           Lease Agreement dated February 6, 1989, by and between DELOS and Fidelity National Bank and amendments thereto (included as
                    Exhibit 10(e) to the Registrant's Registration Statement on Form 10,
                    Commission File No. 0-22376, filed with the Commission and incorporated herein by reference).

    10(c)           Lease Agreement dated September 7, 1995, by and between Toco
                    Hill, Inc. and Fidelity National Bank (included as Exhibit 10(f) to the Registrant's Annual Report on Form 10-K for the year ended
                    December 31, 1995 and incorporated herein by reference).

    *10(d)          Salary Continuation Agreement dated August 26, 1985, between
                    Fidelity National Bank and Sharon Denney as filed (included as
                    Exhibit 10(f) to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994) was extended by Resolution of the
                    Board of Directors until December 31, 2003 (included as Exhibit
                    10(g) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

    10(e)           Agreement dated November 14, 1996 between the OCC and the
                    Registrant (included as Exhibit 10(h) to the Registrant's
                    Annual Report on Form 10-K for the year ended December 31,
                    1996 which is incorporated herein by reference).

    10(f) Resolution adopted by the Board of Directors of Registrant on February 13, 1997 (included as Exhibit 10(i) to the
                    Registrant's Annual Report on Form 10-K for the year ended
                    December 31, 1996 which is incorporated herein by reference).

    *10(g)          Employment Agreement between Registrant and James B. Miller,
                    Jr. dated as of September 18, 1997 (included as Exhibit 10(d) to
                    Registration Statement on Form S-2, No. 33-36377, which is incorporated herein by reference).

    *10(h)          Employment Agreement among the Registrant, FNB and Larry D.
                    Peterson dated as of September 15, 1997 (included as Exhibit 10(c)
                    to Registration Statement on Form S-2, No. 333-36377, which is incorporated herein by reference).

 Exhibit No.                                   Name of Exhibit
 -----------                                   ---------------
   *10(i)           The Stock Option Plan (incorporated by reference to Exhibit A of the Proxy Statement of Registrant dated April 21, 1997 for the 1997 Annual Meeting of Shareholders).

   13               1997 Annual Report to Shareholders.  Certain portions of this
                    Exhibit are incorporated by reference into this Form 10-K; except as so incorporated by reference, the 1997 Annual Report to
                    Shareholders is not deemed to be filed as part of this Report on
                    Form 10-K.

   21               Subsidiaries of the Registrant (included as Exhibit 22 to the
                    Registrant's Registration Statement on Form 10, Commission File
                    No. 0-22376, filed with the Commission and incorporated herein by reference).

   23               Consent of Ernst & Young LLP

   24               Powers of Attorney

   27               Financial Data Schedule (for SEC use only)


-----------
* management contract or compensatory arrangement required to be filed as an exhibit.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the fiscal quarter ended December 31, 1997.

(c)  Exhibits. See Item 14(a)(3) above.

(d)  Financial Statement Schedules. See Item 14(a) (3) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FIDELITY NATIONAL CORPORATION


                                    By: /s/  James B. Miller, Jr.
                                       -------------------------------------
                                               James B. Miller, Jr.
                                               Chairman of the Board
                                                  March 26, 1998


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          /s/ James B. Miller, Jr.                        Date: March 26, 1998
--------------------------------------------
            James B. Miller, Jr.
     Chairman of the Board and Director
       (Principal Executive Officer)


        /s/ M. Howard Griffith, Jr.                      Date:  March 26, 1998
--------------------------------------------
          M. Howard Griffith, Jr.
          Chief Financial Officer
(Principal Financial and Accounting Officer)



*                                                        Date:  March 26, 1998
--------------------------------------------
              David R. Bockel
                  Director

*                                                        Date:  March 26, 1998
--------------------------------------------
           Edward G. Bowen, M.D.
                  Director

                                                         Date:  March 26, 1998
----------------------------------
          Kevin S. King
           Director


*                                                        Date:  March 26, 1998
----------------------------------
        Larry D. Peterson
           Director


                                                         Date:  March 26, 1998
----------------------------------
      Robert J. Rutland
           Director


*                                                        Date:  March 26, 1998
----------------------------------
     W. Clyde Shepherd, Jr.
           Director


*                                                        Date:  March 26, 1998
----------------------------------
       Gordon M. Sherman
           Director


*                                                        Date:  March 26, 1998
----------------------------------
      R. Phillip Shinall, III
             Director


*                                                        Date:  March 26, 1998
----------------------------------
      Rankin M. Smith, Jr.
           Director


*                                                        Date:  March 26, 1998
----------------------------------
      Felker W. Ward, Jr.
           Director


*   /s/ M. Howard Griffith, Jr.                          Date:  March 26, 1998
----------------------------------
      M. Howard Griffith, Jr.
         Attorney-in-fact