Form 10-Q
period 1998-03-31
FIDELITY NATIONAL CORP /GA/
filed 1998-05-13
CIK 822662

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                  March 31, 1998
                              --------------------------------------------------


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                            Shares Outstanding at April 30, 1998
       -------------                     ---------------------------------------
 Common Stock, no par value                              8,117,535

                          FIDELITY NATIONAL CORPORATION

                                      INDEX

                                                                                                 Page Number
                                                                                                 -----------

Part I.           Financial Information

       Item 1.    Financial Statements

                  Consolidated Statements of Condition March 31, 1998
                  (unaudited) and December 31, 1997                                                   1

                  Consolidated Statements of Income (unaudited)
                  Three Months Ended March 31, 1998 and 1997                                          2

                  Consolidated Statements of Cash Flows (unaudited)
                  Three Months Ended March 31, 1998 and 1997                                          3

                  Notes to Consolidated Financial Statements                                        4-5

       Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                              5-10

Part II.          Other Information                                                                  11

       Item 4.    Submission of Matters to a Vote of Security Holders                                11

       Item 6.    Exhibits and Reports on Form 8-K                                                   11

Signature Page                                                                                       11

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                                 (Unaudited)
                                                                                   March 31,          December 31,
                                                                                     1998                 1997
                                                                                 -------------       -------------
ASSETS
     Cash and due from banks                                                     $  31,271,235       $  25,843,295
     Interest-bearing deposits with banks                                            1,937,643           2,349,419
     Federal funds sold                                                             30,169,317          41,068,827
     Investment securities available-for-sale                                       70,068,195          88,007,985
     Investment securities held-to-maturity (approximate fair value of $38,124,090 and $37,924,411 at March 31, 1998, and
         December 31, 1997, respectively)                                           38,012,775          37,925,224
     Loans held for sale                                                            18,182,378           4,360,765
     Loans, net of unearned income                                                 431,377,254         432,820,665
     Allowance for loan losses                                                     (12,938,287)        (14,319,591)
                                                                                 -------------       -------------
     Loans, net                                                                    418,438,967         418,501,074
     Premises and equipment, net                                                    20,138,706          20,517,650
     Other real estate                                                               1,847,911           2,259,704
     Accrued interest receivable                                                     5,155,029           4,492,422
     Other assets                                                                   12,374,610          12,477,638
                                                                                 -------------       -------------
         Total assets                                                            $ 647,596,766       $ 657,804,003
                                                                                 =============       =============

LIABILITIES
     Deposits
         Noninterest-bearing demand deposits                                     $  79,528,988       $  87,054,288
         Interest-bearing deposits:
              Demand and money market                                               84,506,970          83,756,126
              Savings                                                               23,781,535          21,748,732
              Time deposits, $100,000 and over                                      95,886,171          98,190,352
              Other time deposits                                                  267,976,399         277,567,827
                                                                                 -------------       -------------
                  Total deposits                                                   551,680,063         568,317,325
     Short-term borrowings                                                          21,091,792          16,367,839
     Long-term debt                                                                 15,800,000          15,800,000
     Accrued interest payable                                                        3,048,665           3,192,701
     Other liabilities                                                               2,784,052           1,906,800
                                                                                 -------------       -------------
              Total liabilities                                                    594,404,572         605,584,665

SHAREHOLDERS' EQUITY
     Preferred stock, no par value.  Authorized 10,000,000; issued
         984,000 shares of Non-Cumulative 8% Convertible Preferred Stock
         - Series A, stated value $6.25                                              6,150,000           6,150,000
     Common Stock, no par value.  Authorized 50,000,000; issued
         8,128,010 and 8,125,499 and outstanding 8,116,918 and 8,114,407 in
         1998 and 1997, respectively                                                34,969,164          34,943,110
     Treasury stock                                                                    (69,325)            (69,325)
     Net unrealized gains on investment securities available-
         for-sale, net of tax                                                          213,371             208,694
     Retained earnings                                                              11,928,984          10,986,859
                                                                                 -------------       -------------
              Total shareholders' equity                                            53,192,194          52,219,338
                                                                                 -------------       -------------
         Total liabilities and shareholders' equity                              $ 647,596,766       $ 657,804,003
                                                                                 =============       =============


See accompanying notes to consolidated financial statements.

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                     Three Months Ended March 31,
                                                                                 ---------------------------------
                                                                                      1998               1997
                                                                                 -------------      --------------
INTEREST INCOME
     Loans, including fees                                                       $  13,267,406       $  13,965,378
     Investment securities                                                           1,801,114           1,214,990
     Federal funds sold                                                                353,224              41,235
     Deposits with other banks                                                           8,276              18,357
                                                                                 -------------       -------------
       Total interest income                                                        15,430,020          15,239,960

INTEREST EXPENSE
     Deposits                                                                        6,066,545           5,896,003
     Short-term borrowings                                                             148,848             239,227
     Long-term debt                                                                    361,484             380,074
                                                                                 -------------       -------------
       Total interest expense                                                        6,576,877           6,515,304
                                                                                 -------------       -------------

NET INTEREST INCOME                                                                  8,853,143           8,724,656
     Provision for loan losses                                                       1,900,000           4,770,000
                                                                                 -------------       -------------
NET INTEREST INCOME AFTER PROVISION FOR
     LOAN LOSSES                                                                     6,953,143           3,954,656

NONINTEREST INCOME
     Service charges on deposit accounts                                               559,224             515,552
     Credit card fees                                                                  716,164             670,918
     Mortgage banking activities                                                       826,308           2,523,254
     Other                                                                           1,990,531           1,524,758
                                                                                 -------------       -------------
       Total noninterest income                                                      4,092,227           5,234,482

NONINTEREST EXPENSE
     Salaries and employee benefits                                                  4,200,868           4,469,203
     Furniture and equipment                                                           606,105             496,477
     Net occupancy                                                                     817,004             808,597
     Credit card processing and transaction fees                                       751,144             664,216
     Amortization of mortgage servicing rights                                         267,468             248,642
     Other                                                                           2,723,031           2,029,516
                                                                                 -------------       -------------
       Total noninterest expense                                                     9,365,620           8,716,651
                                                                                 -------------       -------------

       Income before income taxes                                                    1,679,750             472,487

       Income tax expense                                                              614,625             163,876
                                                                                 -------------       -------------

NET INCOME                                                                       $   1,065,125       $     308,611
                                                                                 =============       =============

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                                      $     942,125       $     308,611
                                                                                 =============       =============

BASIC AND DILUTED EARNINGS PER SHARE                                             $        0.12       $        0.07
                                                                                 =============       =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                           8,116,129           4,654,691
                                                                                 =============       =============

See accompanying notes to consolidated financial statements.

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                 ---------------------------------
                                                                                      1998                1997
                                                                                 -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                  $   1,065,125       $     308,611
     Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
         Provision for loan losses                                                   1,900,000           4,770,000
         Depreciation and amortization of premises and equipment                       513,617             408,988
         Amortization of mortgage servicing rights                                     267,468             248,642
         Additions of originated mortgage servicing rights                            (246,752)            (82,046)
         Gain on loan sales and securitization                                        (272,004)            (47,366)
         Gain on  mortgage servicing rights sales                                           --          (1,493,979)
         Proceeds from sale of other real estate                                       415,730              84,466
         Net (increase) decrease in loans held for sale                            (13,821,613)         15,648,298
         Net increase in accrued interest receivable                                  (662,607)            (50,817)
         Net (decrease) increase in accrued interest payable                          (144,036)            112,936
         Net decrease in other assets                                                  103,028             362,859
         Net increase in other liabilities                                             877,252              99,405
         Other                                                                          16,762             270,002
                                                                                 -------------       -------------
         Net cash flows (used in) provided by operating activities                  (9,988,030)         20,639,999

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of investment securities held-to-maturity                              (586,950)           (265,500)
     Maturities of investment securities held-to-maturity                              499,399          18,005,000
     Purchases of investment securities available-for-sale                         (20,000,000)        (13,735,125)
     Maturities of investment securities available-for-sale                         37,939,790           4,601,496
     Net increase in loans                                                         (22,969,618)        (45,498,579)
     Purchases of premises and equipment                                              (134,673)         (1,606,090)
     Proceeds from sale of loans                                                    21,366,991          28,059,286
     Proceeds from sale of mortgage servicing rights                                        --             908,649
                                                                                 -------------       -------------
              Net cash flows provided by (used in)  investing activities            16,114,939          (9,530,863)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net (decrease) increase in demand deposits,
         money market accounts, and savings accounts                                (4,741,653)         12,914,084
     Net decrease in time deposits                                                 (11,895,609)           (956,948)
     Increase (decrease) in short-term borrowings                                    4,723,953          (1,797,305)
     Dividends paid on preferred stock                                                (123,000)                 --
     Proceeds from the issuance of Common Stock                                         26,054              19,508
                                                                                 -------------       -------------
              Net cash flows (used in)  provided by financing activities           (12,010,255)         10,179,339
                                                                                 -------------       -------------
              Net (decrease) increase in cash and cash equivalents                  (5,883,346)         21,288,475


Cash and cash equivalents, beginning of period                                      69,261,541          32,955,417
                                                                                 -------------       -------------
Cash and cash equivalents, end of period                                         $  63,378,195       $  54,243,892
                                                                                 =============       =============
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
     Total interest paid                                                         $   7,030,843       $   6,402,368
                                                                                 =============       =============
     Total income taxes paid                                                     $          --       $          --
                                                                                 =============       =============

See accompanying notes to consolidated financial statements.

                          FIDELITY NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1998

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Fidelity National Corporation and subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. All such adjustments are normal recurring accruals. Operating results for the three-month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Note B - Shareholders' Equity

The Company and the Bank are principally regulated by the FRB and the OCC, respectively. At periodic intervals, the OCC examines and evaluates the financial condition, operations, and policies and procedures of nationally chartered banks, such as the Bank, as part of its legally prescribed oversight responsibilities.

The OCC and the Bank entered into an Agreement dated November 14, 1996, ("OCC Agreement"). The OCC Agreement provided that the Bank (I) appoint an "Oversight Committee;" (ii) achieve and maintain specified higher capital levels; (iii) develop a three-year capital program which would include, among other things, certain restrictions on dividend payments by the Bank; and (iv) revise and amend its strategic plan.

In December 1997, the Company sold in a public offering 3,450,000 shares of Common Stock at a price of $7.50 per share. The proceeds of this offering, net of issuance costs, were used to increase FNB's capital ratios and for general corporate purposes. At March 31, 1998, and December 31, 1997, the capital ratios of the Bank exceeded those prescribed by the OCC Agreement.

On February 26, 1998, the Board of Directors of the Bank submitted the Bank's revised strategic plan reflecting the Bank's December 31, 1997, capital ratios. The strategic plan includes objectives for earnings performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital adequacy, product line development and market segments which the Bank intends to promote or develop together with strategies to achieve these objectives. In February, the Bank revised its Capital Plan to reflect the issuance of its Common Stock.

The Bank periodically submits reports to the OCC evidencing compliance with the OCC Agreement. Even though the Bank meets the required capital levels, the OCC Agreement continues in effect until it is amended or terminated. The OCC Agreement can impair the ability of the Bank to declare and pay dividends to the Company. Under the terms of the OCC Agreement, the Bank is permitted to pay dividends on the preferred stock issued by the Bank to the Company, so long as the Bank's capital ratios are at least 4% for leverage, 4% for Tier 1 risk-based capital and 8% for total risk-based capital.

Fidelity's Board of Directors on February 13, 1997, adopted a resolution requested by the Federal Reserve Bank of Atlanta ("FRB Agreement"). The FRB Agreement, among other things, prohibits Fidelity from redeeming its capital stocks, paying dividends on Common Stock or incurring debt without prior approval of the FRB. The FRB agreement continues until cancelled by the FRB.

During the period ended March 31, 1998, the Company did not declare or pay dividends on Common Stock. During the period ended March 31, 1998, the Company declared and paid dividends on its Non-Cumulative 8% Convertible Preferred Stock, Series A, Stated Value $6.25 per share ("Preferred Stock") totaling $123,000.

Note C - Recent Accounting Pronouncements

Beginning on January 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which provided new accounting and reporting standards for sales, securitizations and servicing of receivables and other financial assets and extinguishments of liabilities and superseded SFAS No. 122. SFAS No. 125 was effective for transactions occurring after December 31, 1996, except those provisions relating to repurchase agreements, securities lending and other similar transactions and pledged collateral, which were delayed until after December 31, 1997, by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of Statement No. 125, and amendment of FASB Statement No. 125." Beginning on January 1, 1998, the Company adopted the provisions of SFAS No. 127.

Beginning January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which is effective for annual and interim periods beginning after December 15, 1997. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities which, prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130. During the first quarter of 1998 and 1997, total comprehensive income (loss) amounted to $1,069,802 and $(221,393), respectively.

Beginning January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for annual and interim periods beginning after December 15, 1997. This statement established standards for the method that public entities are to use to report information about operating segments in annual financial statements and required that those enterprise reports be issued to shareholders, beginning with annual financial statements in 1998 and for interim and annual financial statements thereafter. It also established standards for related disclosures about products and services, geographical areas and major customers.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis reviews important factors affecting financial condition at March 31, 1998, compared to December 31, 1997, and the results of operations for the three month period ended March 31, 1998, of Fidelity National Corporation and subsidiaries. These comments should be read in conjunction with the Company's consolidated financial statements and accompanying notes appearing in this report.

ASSETS

Total assets were $648 million at March 31, 1998, and $658 million at December 31, 1997, a decrease of $10 million, or 1.5%. Loans, net of unearned income decreased $1.4 million or 0.3% to $431 million, and loans held for sale increased $13.8 million or 317.0% to $18 million at March 31, 1998. The increase in total loans was primarily a result of the $13.8 million increase in loans held for sale and a $6.7 million increase in mortgage loans, offset in part by a decline of $8.4 million in credit card loans to $111.3 million at March 31, 1998.

The following schedule summarizes the Company's total loans at March 31, 1998 and December 31, 1997 (dollars in thousands):

                                                                                    March 31,         December 31,
                                                                                      1998                1997
                                                                                 -------------       -------------
TOTAL LOANS
Loans, net of unearned income                                                    $     431,377       $     432,821
Loans held for sale:
    Mortgage loans                                                                       8,182               4,361
    Indirect auto loans                                                                 10,000                  --
                                                                                 -------------       -------------
    Total loans held for sale                                                           18,182               4,361
                                                                                 -------------       -------------

    Total loans                                                                  $     449,559       $     437,182
                                                                                 =============       =============

ASSET QUALITY

The following schedule summarizes the Company's asset quality position at March 31, 1998, and December 31, 1997 (dollars in thousands):

                                                                                     March 3          December 31,
                                                                                      1998                1997
                                                                                 -------------       -------------
Nonperforming assets
    Nonaccrual loans                                                             $       1,484       $       1,422
    Other real estate owned                                                              1,848               2,260
                                                                                 -------------       -------------
       Total nonperforming assets                                                $       3,332       $       3,682
                                                                                 =============       =============
Loans 90 days past due and still accruing                                        $       4,680       $       6,194
                                                                                 =============       =============
Allowance for loan losses                                                        $      12,938       $      14,320
                                                                                 =============       =============
Ratio of past due loans to loans                                                          1.08%               1.43%
                                                                                 =============       =============

Ratio of nonperforming assets to loans
    and other real estate owned                                                            .77%                .85%
                                                                                 =============       =============
Allowance to period-end loans                                                             3.00%               3.31%
                                                                                 =============       =============

Allowance to nonperforming loans
(coverage ratio)                                                                          8.72x              10.07x

                                                                                 =============       =============

Management is not aware of any potential problem loans other than those disclosed in the table above, which includes all loans recommended for classification by regulators, which would have a material impact on asset quality.

DEPOSITS

Total deposits at March 31, 1998, were $552 million compared to $568 million at December 31, 1997, a 2.9% decrease. During this period, total liabilities decreased $11 million, or 1.8%, to $594 million. The decrease in deposits occurred principally in time deposits, which decreased $12 million, or 3.2%. There were no brokered deposits at March 31, 1998 or December 31, 1997. Demand and money market deposits increased $0.8 million or 0.9% and savings deposits increased $2 million or 9.3%.

LIQUIDITY AND SOURCES OF CAPITAL

Market and public confidence in the financial strength of the Bank and financial institutions in general will largely determine the Bank's access to appropriate levels of liquidity. This confidence is significantly dependent on the Bank's ability to maintain sound asset credit quality and appropriate levels of capital resources.

Liquidity is defined as the ability of the Bank to meet anticipated customer demand for funds under credit commitments and deposit withdrawals at a reasonable cost and in a timely basis. Management measures the Bank's liquidity position by giving consideration to both on and off-balance sheet sources of and demands for funds on a daily and weekly basis.

Sources of liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities; investment securities eligible for sale or pledging to secure borrowings from dealers and customers pursuant to securities sold under agreements to repurchase ("repurchase agreements"); loan repayments; loan sales; deposits and certain interest rate-sensitive deposits; and borrowings under unsecured overnight federal funds lines available from correspondent banks. During the first three months of 1998, the Company sold $21 million in newly originated and held for sale indirect automobile loans compared to the sale of $27 million in the first quarter of 1997. In addition to interest rate sensitive deposits, the Bank's principal demand for liquidity is anticipated fundings under credit commitments to customers.

Shareholders' equity was $53.2 million at March 31, 1998, compared to $52.2 million at December 31, 1997. Shareholders' equity as a percent of total assets was 8.2% at March 31, 1998, compared to 7.9% at December 31, 1997.

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

The Company has unused sources of liquidity in the form of unused federal funds lines totaling $16.4 million, unpledged securities and money market assets of $39.1 million, and Federal Home Loan Bank advance lines totaling $60 million, subject to available qualifying collateral, at March 31, 1998.

At March 31, 1998 and December 31, 1997, the Bank exceeded both the capital ratios required by the OCC to be considered well capitalized and the capital ratios prescribed by the OCC Agreement, as reflected in the following schedule:

                                                     OCC                                          Bank Ratios
                               ------------------------------------------------       ---------------------------------
                                Adequately            Well                               March 31,         December 31,
Capital Ratios:                 Capitalized        Capitalized       Agreement             1998                1997
---------------                -------------      -------------     -----------       -------------       -------------
   Leverage                         4.00%             5.00%            6.00%              7.32%              7.46%
   Risk - Based Capital
       Tier I                       4.00              6.00             7.00               9.36               9.23
         Total                      8.00             10.00            11.00              12.63              12.53

At March 31, 1998, and December 31, 1997, the Company exceeded the capital ratios required by the FRB to be considered well capitalized, as reflected in the schedule below:

                                                 FRB                             Company Ratios
                                  ----------------------------------     -------------------------------
                                    Adequately            Well             March 31,        December 31,
Capital Ratios:                     Capitalized        Capitalized           1998              1997
---------------                   ---------------    ---------------     ------------      -------------
   Leverage                            3.00%              5.00%               7.86%           8.00%
   Risk - Based Capital
       Tier I                          4.00               6.00               10.03            9.91
       Total                           8.00              10.00               14.40           14.38

For additional information, see page 4, Note B of the Notes to Consolidated Financial Statements.

INTEREST RATE SENSITIVITY

The interest rate sensitivity structure within the Company's Statement of Condition at March 31, 1998, has a net interest sensitivity liability gap of 24.08% when projecting out one year. In the near term, defined as 90 days, the Company has a net interest sensitivity asset gap of 8.91%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of callable securities and certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income.

At March 31, 1998, the 30-60 day window included $10 million of indirect automobile loans classified as held for sale. By selling these loans, the Bank becomes less interest sensitive in the one year time horizon. The Company's policy states that the cumulative gap at the six month and one year period should not exceed 10%.

MARKET RISK

The Company's primary market risk exposure is interest rate risk and, to a lesser extent, credit risk and liquidity risk. The Company has little or no risk related to trading accounts, commodities or foreign exchange. Interest rate risk is the exposure of a banking organization's financial condition and earnings ability to adverse movements in interest rates. The Company has analyzed the assumed market value risk and earnings risk inherent in its interest rate sensitive instruments related to interest-rate swings of 200 basis points, both above and below current levels (rate shock analysis). Earnings and fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.

The analysis reflected the asset sensitivity of the Company over a four month time horizon and the liability sensitivity of the Company over a five to twelve month time horizon. The analysis indicated that the effects of either an immediate and sustained increase or decrease in market rates of interest of 200 basis points would not be material to the Company's net present value or operating results over a one year period.

EARNINGS

Net income for the quarter ended March 31, 1998, was $1,065,000 compared to net income of $309,000 for the comparable quarter of 1997, an increase of 245%. Basic and diluted earnings were $.12 per share for the first quarter of 1998, compared to $.07 per share for the same period in 1997.

NET INTEREST INCOME

Net interest income for the first quarter of 1998 was $8.9 million compared to $8.7 million for the same period in 1997. A 74 basis point decline in the yield on average interest-earning assets was more than offset by the $46 million increase in average interest-earning assets in the first quarter of 1998 over the comparable period in 1997, resulting in an increase in total interest income of $128,000. The components of the $46 million increase were an increase of $62 million in average investments and other short-term interest earning assets, offset in part by a decline of $16 million in average loans. This change in the average interest-earnings assets mix was the primary reason for the decline in the yield on average interest-earning assets.

Average interest-bearing liabilities declined $4 million, offset by a 9 basis point increase in the cost of average interest-bearing liabilities, resulting in a slight negative impact on total interest expense compared to the same period in 1997.

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

Management believes the allowance for loan losses is adequate to provide for inherent loan losses. The provision for loan losses for the first quarter of 1998 was $1.9 million, compared to $4.5 million for the comparable period in 1997. The reduction in the provision for the first quarter of 1998 is due to the significant improvement in the current aggregate amount of credit card delinquencies and net charge-offs. Net charge-offs to average loans on an annualized basis for the three months ended March 31, 1998, were 2.88% compared to 4.47% for the same period in 1997. The following schedule summarizes changes in the allowance for loan losses for the periods indicated (in thousands):

                                                  Three Months Ended      Year Ended
                                                      March 31,          December 31,
                                                 --------------------
                                                   1998        1997          1997
                                                 -------      -------   -------------
Balance at beginning of period                   $14,320      $16,511      $16,511
Charge-offs:
     Commercial, financing and agricultural           13          137          154
     Real estate-construction                         --           --           --
     Real estate-mortgage                             --           --           --
     Consumer installment                            692        1,007        3,367
     Credit cards                                  3,167        4,447       14,735
                                                 -------      -------      -------
     Total charge-offs                             3,872        5,591       18,256

Recoveries:
     Commercial, financial and agricultural            2            5          103
     Real estate-construction                         --           --           --
     Real estate-mortgage                             --           --           --
     Consumer installment                             79           42          192
     Credit cards                                    509          282        1,335
                                                 -------      -------      -------
     Total recoveries                                590          329        1,630
                                                 -------      -------      -------

Net charge-offs                                    3,282        5,262       16,626
Provision for loan losses                          1,900        4,770       14,435
                                                 -------      -------      -------
Balance at end of period                         $12,938      $16,019      $14,320
                                                 =======      =======      =======

NONINTEREST INCOME

Excluding a 1997 first quarter gain of $1,494,000 on the sale of mortgage servicing rights, noninterest income for the first quarter of 1998 increased $352,000 to $4.1 million, or 9.4% over the same period in 1997.

Fee income for servicing indirect auto loans was $450,000 for the three months ended March 31, 1998, compared to $316,000 for the same period of 1997. The gain on sale of loans was $272,000 during the first quarter of 1998 compared to a gain of $47,000 for the same period in 1997. The sale of mortgage servicing rights during the first quarter of 1997 is the primary reason for the decline in mortgage loan servicing income to $166,000 in the first quarter of 1998, compared to $388,000 for the same period in 1997.

NONINTEREST EXPENSE

Noninterest expense was $9.4 million for the three months ended March 31, 1998 compared to $8.7 million for the same period in 1997, a 7.4% increase.

Salaries and benefit expenses decreased $268,000 in the first three months of 1998, to $4.2 million compared to the same period in 1997. The number of full-time equivalent employees declined to 382 on March 31, 1998, from 385 at March 31, 1997 and 439 at December 31, 1996, and increased from 375 at December 31, 1997.

FDIC insurance and other regulatory assessments increased to $386,000 in the first quarter of 1998 compared to $162,000 during the same period in 1997. Professional services fees increased to $308,000 in the first quarter of 1998 compared to $155,000 for the same period in 1997.

The Company has implemented a program designed to ensure that its operational and financial systems will be Year 2000 compliant. The program involves examining both the Company's proprietary operating systems and the Company's vendor-provided systems. The majority of application systems used by the Company are products of established national vendors, which the Company is working with to ensure that these systems are Year 2000 compliant.

The Company expects to have testing completed or well underway on all major systems by December 31, 1998. Based on current projections, management does not anticipate that the cost to address the year 2000 issues will have a material adverse impact on the Company's financial condition, results of operations, or liquidity.

PROVISION FOR INCOME TAXES

The provision for income taxes for the first quarter of 1998 was $615,000 compared to $164,000 for the same period in 1997. These changes were due to changes in taxable income.

                           PART II - OTHER INFORMATION

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of shareholders of Fidelity National Corporation was held on April 16, 1998. At the Annual Meeting of shareholders, all of the nominees for the Board of Directors set forth in management's proxy statement were elected to serve until the next annual meeting of shareholders. The holders of not less than 7,127,035 shares of Common Stock and Common Stock issuable upon conversion of shares of Preferred stock voted for each of the nominees, representing 98.48% of the shares voting.

The following schedule reflects the vote for and withheld from each nominee:

                                                         Shares             Shares
                 Nominee                                Voted for          Withheld
                 -------                                ---------         ---------
          James B. Miller, Jr.                          7,153,295             4,640
          David R. Bockel                               7,157,209               726
          Dr. Edward G. Bowen                           7,157,935                --
          Kevin S. King                                 7,127,935            30,000
          Larry D. Peterson                             7,144,027            13,908
          Robert J. Rutland                             7,127,935            30,000
          W. Clyde Shepherd, Jr.                        7,157,935                --
          Gordon M. Sherman                             7,157,935                --
          R. Phillip Shinall, III                       7,127,935            30,000
          Rankin Smith, Jr.                             7,127,035            30,900
          Felker W. Ward, Jr.                           7,157,935                --


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibit 27 - Financial Data Schedule (for SEC purposes only).

             (b) Current Report on Form 8-K; filed on January 6, 1998; ITEM 5. The Company reported the public sale of Common Stock in December 1997.

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


                                               FIDELITY NATIONAL CORPORATION
                                               -----------------------------
                                                       (Registrant)

Date:  May 12, 1998                            BY: /s/ James B. Miller, Jr.
                                                  ------------------------------
                                                  James B. Miller, Jr.
                                                  Chief Executive Officer


Date:  May 12, 1998                               /s/ M. Howard Griffith, Jr.
                                                  ------------------------------
                                                  M. Howard Griffith, Jr.
                                                  Chief Financial Officer