Form 10-Q
period 1998-06-30
FIDELITY NATIONAL CORP /GA/
filed 1998-08-11
CIK 822662

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                  June 30, 1998
                                -----------------------------------------------


Commission File Number:          0-22374
                       --------------------------------------------------------

                          Fidelity National Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Georgia                                                          58-1416811
----------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)

     3490 Piedmont Road, Suite 1550                                             Atlanta, GA 30305
----------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                               (Zip Code)

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                         Shares Outstanding at July 31, 1998
    --------------------------             -----------------------------------
    Common Stock, no par value                        8,119,588

                          FIDELITY NATIONAL CORPORATION

                                      INDEX


                                                                                               Page Number
                                                                                               -----------

Part I.           Financial Information

       Item 1.    Financial Statements

                  Consolidated Statements of Condition June 30, 1998
                  (unaudited) and December 31, 1997                                                      1

                  Consolidated Statements of Income (unaudited)
                  Three Months Ended June 30, 1998 and 1997                                              2
                  Six Months Ended June 30, 1998 and 1997

                  Consolidated Statements of Cash Flows (unaudited)
                  Six Months Ended June 30, 1998 and 1997                                                3

                  Notes to Consolidated Financial Statements                                           4-5

       Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                 5-11

Part II.          Other Information                                                                     12

       Item 3.    Quantitative and Qualitative Disclosures about
                  Market Risk                                                                            8

       Item 6.    Exhibits and Reports on Form 8-K                                                      12

Signature Page                                                                                          12

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                                 (Unaudited)
                                                                                   June 30,                   December 31,
                                                                                     1998                       1997
                                                                                --------------               -------------
ASSETS
     Cash and due from banks                                                     $  33,371,585               $  25,843,295
     Interest-bearing deposits with banks                                            1,699,042                   2,349,419
     Federal funds sold                                                             33,009,680                  41,068,827
     Investment securities available-for-sale                                       56,405,347                  88,007,985
     Investment securities held-to-maturity (approximate fair value of $37,359,560 and $37,924,411 at June 30, 1998, and
         December 31, 1997, respectively)                                           37,231,297                  37,925,224
     Loans held-for-sale                                                            30,881,831                   4,360,765
     Loans                                                                         447,151,954                 432,820,665
     Allowance for loan losses                                                     (12,266,167)                (14,319,591)
                                                                                 -------------               -------------
     Loans, net                                                                    434,885,787                 418,501,074
     Premises and equipment, net                                                    19,970,388                  20,517,650
     Other real estate                                                               1,174,264                   2,259,704
     Accrued interest receivable                                                     4,892,829                   4,492,422
     Other assets                                                                   12,413,314                  12,477,638
                                                                                 -------------               -------------
         Total assets                                                            $ 665,935,364               $ 657,804,003
                                                                                 =============               =============

LIABILITIES
     Deposits
         Noninterest-bearing demand deposits                                     $  93,061,926               $  87,054,288
         Interest-bearing deposits:
              Demand and money market                                               88,533,085                  83,756,126
              Savings                                                               23,050,993                  21,748,732
              Time deposits, $100,000 and over                                      99,939,731                  98,190,352
              Other time deposits                                                  272,137,683                 277,567,827
                                                                                 -------------               -------------
                  Total deposits                                                   576,723,418                 568,317,325
     Short-term borrowings                                                          14,459,122                  16,367,839
     Long-term debt                                                                 15,650,000                  15,800,000
     Accrued interest payable                                                        3,321,003                   3,192,701
     Other liabilities                                                               1,583,671                   1,906,800
                                                                                 -------------               -------------
              Total liabilities                                                    611,737,214                 605,584,665

SHAREHOLDERS' EQUITY
     Preferred stock, no par value.  Authorized 10,000,000; issued
         984,000 shares of Non-Cumulative 8% Convertible Preferred Stock -
         Series A, stated value $6.25                                                6,150,000                   6,150,000
     Common Stock, no par value.  Authorized 50,000,000; issued
         8,129,907 and 8,125,499 and outstanding 8,118,815 and 8,114,407 in
         1998 and 1997, respectively                                                34,994,131                  34,943,110
     Treasury stock
                                                                                       (69,325)                    (69,325)
     Net unrealized gains on investment securities available-
         for-sale, net of tax                                                          201,181
                                                                                                                   208,694
     Retained earnings                                                              12,922,163                  10,986,859
                                                                                 -------------               -------------
              Total shareholders' equity                                            54,198,150                  52,219,338
                                                                                 -------------               -------------
         Total liabilities and shareholders' equity                              $ 665,935,364               $ 657,804,003
                                                                                 =============               =============

See accompanying notes to consolidated financial statements.

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                             Six  Months Ended June 30,           Three Months Ended June 30,
                                                        ----------------------------------     ---------------------------------
                                                             1998               1997               1998                  1997
                                                        ----------------    --------------     -------------         -----------
INTEREST INCOME
     Loans, including fees                                  $26,692,699       $28,228,177        $13,425,293         $14,262,799
     Investment securities                                    3,555,911         2,371,602          1,754,797           1,156,612
     Federal funds sold                                         633,849           215,554            280,625             168,045
     Deposits with other banks                                   12,253            41,620              3,977              23,263
                                                            -----------       -----------        -----------         -----------
       Total interest income                                 30,894,712        30,856,953         15,464,692          15,610,719

INTEREST EXPENSE
     Deposits                                                12,132,796        11,877,949          6,066,251           5,975,672
     Short-term borrowings                                      327,346           315,515            178,498              76,288
     Long-term debt                                             722,971           756,986            361,487             376,912
                                                            -----------       -----------        -----------         -----------
       Total interest expense                                13,183,113        12,950,450          6,606,236           6,428,872
                                                            -----------       -----------        -----------         -----------

NET INTEREST INCOME                                          17,711,599        17,906,503          8,858,456           9,181,847
     Provision for loan losses                                4,750,000         8,270,000          2,850,000           3,500,000
                                                            -----------       -----------        -----------         -----------
NET INTEREST INCOME AFTER PROVISION FOR
     LOAN LOSSES                                             12,961,599         9,636,503          6,008,456           5,681,847

NONINTEREST INCOME
     Service charges on deposit accounts                      1,117,670         1,029,753            558,446             514,201
     Credit card fees                                         1,557,772         1,456,019            841,608             785,101
     Mortgage banking activities                              1,743,187         3,314,429            916,879             791,175
     Securities gains, net                                       93,112                --             93,112                  --
     Other                                                    4,874,192         3,015,255          2,883,661           1,490,497
                                                            -----------       -----------        -----------         -----------
       Total noninterest income                               9,385,933         8,815,456          5,293,706           3,580,974

NONINTEREST EXPENSE
     Salaries and employee benefits                           8,566,298         8,473,717          4,365,430           4,004,514
     Furniture and equipment                                  1,256,789         1,075,415            650,684             578,938
     Net occupancy                                            1,652,333         1,598,920            835,329             790,323
     Credit card processing and transaction fees              1,515,313         1,416,330            764,169             752,114
     Amortization of mortgage servicing rights                  476,558           400,751            209,090             152,109
     Other                                                    5,461,527         4,522,717          2,738,496           2,493,201
                                                            -----------       -----------        -----------         -----------
       Total noninterest expense                             18,928,818        17,487,850          9,563,198           8,771,199
                                                            -----------       -----------        -----------         -----------

       Income before income taxes                             3,418,714           964,109          1,738,964             491,622

       Income tax expense                                     1,237,410           317,347            622,785             153,471
                                                            -----------       -----------        -----------         -----------

NET INCOME                                                  $ 2,181,304       $   646,762        $ 1,116,179         $   338,151
                                                            ===========       ===========        ===========         ===========

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                 $ 1,935,304       $   638,584        $   993,179             329,973
                                                            ===========       ===========        ===========         ===========

BASIC AND DILUTED EARNINGS PER SHARE                        $      0.24       $       .14        $       .12         $      4.07
                                                            ===========       ===========        ===========         ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                    8,117,133         4,657,057          8,118,126           4,658,267
                                                            ===========       ===========        ===========         ===========

See accompanying notes to consolidated financial statements.

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              Six Months Ended
                                                                                                   June 30,
                                                                                    --------------------------------------
                                                                                         1998                     1997
                                                                                    -------------            -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                     $   2,181,304            $     646,762
     Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
         Provision for loan losses                                                      4,750,000                8,270,000
         Depreciation and amortization of premises and equipment                        1,041,050                  873,594
         Amortization of mortgage servicing rights                                        448,814                  400,751
         Additions of originated mortgage servicing rights                               (564,612)                (145,500)
         Securities gains, net                                                             93,112                       --
         Gain on loan sales                                                              (684,994)                 (94,766)
             Proceeds from sale of other real estate                                      415,730                   84,466
             Net (increase) decrease in loans held-for-sale                           (26,521,066)              21,921,757
         Net (increase) decrease in accrued interest receivable                          (400,407)                 182,538
         Net increase (decrease) in accrued interest payable                              128,302                 (256,648)
         Net decrease in other assets                                                      64,324                4,660,486
         Net decrease in other liabilities                                               (323,129)                (326,104)
         Other                                                                             78,313                 (471,148)
                                                                                    -------------            -------------
         Net cash flows (used in) provided by operating activities                    (19,293,259)              35,746,188

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of investment securities held-to-maturity                                 (586,950)                      --
     Maturities of investment securities held-to-maturity                               1,280,876               18,005,000
     Purchases of investment securities available-for-sale                            (20,000,000)             (33,993,058)
     Maturities and sales of investment securities available-for-sale                  51,590,520                5,285,270
     Net increase in loans                                                           (112,727,711)             (76,267,496)
     Purchases of premises and equipment                                                 (493,788)              (2,162,490)
     Proceeds from sale of loans                                                       92,947,702               58,270,703
                                                                                    -------------            -------------
              Net cash flows provided by (used in)  investing activities               12,010,649              (30,862,071)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in demand deposits,
         money market accounts, and savings accounts                                   12,086,858               (3,316,944)
     Net (decrease) increase  in time deposits                                         (3,680,765)              15,633,286
     Decrease in short-term borrowings                                                 (1,908,717)              (8,616,395)
     Repayment of long-term debt                                                         (150,000)                (150,000)
     Dividends paid on preferred stock                                                   (246,000)                      --
     Proceeds from the issuance of preferred stock                                             --                4,000,000
                                                                                    -------------            -------------
              Net cash flows  provided by financing activities                          6,101,376                7,549,947
                                                                                    -------------            -------------
              Net (decrease) increase in cash and cash equivalents                     (1,181,234)              12,434,064

Cash and cash equivalents, beginning of period                                         69,261,541               32,955,417
                                                                                    =============            =============
Cash and cash equivalents, end of period                                            $  68,080,307            $  45,389,481
                                                                                    =============            =============

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
     Total interest paid                                                            $  13,364,741            $  13,207,098
                                                                                    =============            =============
     Total income taxes paid                                                        $     900,000            $          --
                                                                                    =============            =============

See accompanying notes to consolidated financial statements.

                          FIDELITY NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1998

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Fidelity National Corporation and subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. All such adjustments are normal recurring accruals. Operating results for the three month and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Note B - Shareholders' Equity

The Company and the Bank are principally regulated by the FRB and the OCC, respectively. At periodic intervals, the OCC examines and evaluates the financial condition, operations, and policies and procedures of nationally chartered banks, such as the Bank, as part of its legally prescribed oversight responsibilities.

The OCC and the Bank entered into an Agreement dated November 14, 1996, ("OCC Agreement"). The OCC Agreement provided that the Bank (i) appoint an "Oversight Committee;" (ii) achieve and maintain specified higher capital levels; (iii) develop a three year capital program which would include, among other things, certain restrictions on dividend payments by the Bank; and (iv) revise and amend its strategic plan.

In December 1997, the Company sold in a public offering 3,450,000 shares of Common Stock at a price of $7.50 per share. The proceeds of this offering, net of issuance costs, were used to increase FNB's capital ratios and for general corporate purposes. At June 30, 1998, and December 31, 1997, the capital ratios of the Bank exceeded those prescribed by the OCC Agreement.

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

Fidelity's Board of Directors on February 13, 1997, adopted a resolution requested by the Federal Reserve Bank of Atlanta ("FRB Agreement"). The FRB Agreement, among other things, prohibits Fidelity from redeeming its capital stocks, paying dividends on Common Stock or incurring debt without prior approval of the FRB. The FRB agreement continues until amended or terminated by the FRB.

During the period ended June 30, 1998, the Company did not declare or pay dividends on Common Stock. During the period ended June 30, 1998, the Company declared and paid dividends on its Non-Cumulative 8% Convertible Preferred Stock, Series A, Stated Value $6.25 per share ("Preferred Stock") totaling $246,000.


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

Beginning January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which is effective for annual and interim periods beginning after December 15, 1997. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities which, prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. During the second quarter and for the six month period ended June 30, 1998, total comprehensive income amounted to $1,082,167 and $2,151,969, respectively, and totaled $1,150,789 and $929,396, respectively, for the comparable periods of 1997.

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



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis reviews important factors affecting financial condition at June 30, 1998, compared to December 31, 1997, and the results of operations for the three month and the six month periods ended June 30, 1998, of Fidelity National Corporation and subsidiaries. These comments should be read in conjunction with the Company's consolidated financial statements and accompanying notes appearing in this report.

ASSETS

Total assets were $666 million at June 30, 1998, and $658 million at December 31, 1997, an increase of $8 million, or 1.2%. Loans increased $14 million or 3.3% to $447 million, and loans held-for-sale increased $27 million or 608.2% to $31 million at June 30, 1998. The increase in total loans was primarily a result of the $27 million increase in loans held-for-sale, an $8 million increase in commercial loans and a $14 million increase in mortgage loans, offset in part by a decline of $13 million in credit card loans to $107 million at June 30, 1998.

The following schedule summarizes the Company's total loans at June 30, 1998 and December 31, 1997 (dollars in thousands):

                                                 June 30,           December 31,
                                                   1998                1997
                                                 --------           -----------
TOTAL LOANS
Loans                                            $447,152            $432,821
Loans held-for-sale:
         Mortgage loans                             5,882               4,361
         Indirect auto loans                       25,000                  --
                                                 --------            --------
         Total loans held-for-sale                 30,882               4,361
                                                 --------            --------

         Total loans                             $478,034            $437,182
                                                 ========            ========

ASSET QUALITY

The following schedule summarizes the Company's asset quality position at June 30, 1998, and December 31, 1997 (dollars in thousands):

                                                 June 30,           December 31,
                                                   1998                1997
                                                 --------           ------------
Nonperforming assets
  Nonaccrual loans                               $  1,910            $  1,422
  Other real estate owned                           1,174               2,260
                                                 ========            ========
     Total nonperforming assets                  $  3,084            $  3,682
                                                 ========            ========

Loans 90 days past due and still accruing        $  3,974            $  6,194
                                                 ========            ========

Allowance for loan losses                        $ 12,266            $ 14,320
                                                 ========            ========

Ratio of past due loans to loans                      .89%               1.43%
                                                 ========            ========

Ratio of nonperforming assets to loans
    and other real estate owned                       .69%                .85%
                                                 ========            ========

Allowance to period-end loans                        2.74%               3.31%
                                                 ========            ========
Allowance to nonperforming loans
(coverage ratio)                                     6.42x              10.07x
                                                 ========            ========


Management is not aware of any potential problem loans other than those disclosed in the table above, which includes all loans recommended for classification by regulators, which would have a material impact on asset quality.

DEPOSITS

Total deposits at June 30, 1998, were $577 million compared to $568 million at December 31, 1997, a 1.5% increase. During this period, total liabilities increased $6 million, or 1.0%, to $612 million. The increase in deposits occurred principally in noninterest-bearing demand deposits, which increased $6 million, or 6.9%. There were no brokered deposits at June 30, 1998 or December 31, 1997. Demand and money market deposits increased $5 million or 5.7% and savings deposits increased $1 million or 6.0%. Partially offsetting these deposit increases was a decrease in time deposits of $4 million, or 1.0%, to $372 million.

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

Sources of liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities; investment securities eligible for sale or pledging to secure borrowings from dealers and customers pursuant to securities sold under agreements to repurchase ("repurchase agreements"); loan repayments; loan sales; deposits and certain interest rate-sensitive deposits; Federal Home Loan Bank borrowings; and borrowings under unsecured overnight Federal funds lines available from correspondent banks. During the first six months of 1998, the Company sold $93 million in newly originated and held-for-sale indirect automobile loans compared to the sale of $58 million in the first half of 1997. In addition to interest rate sensitive deposits, the Bank's principal demand for liquidity is anticipated fundings under credit commitments to customers.

Shareholders' equity was $54.2 million at June 30, 1998, compared to $52.2 million at December 31, 1997. Shareholders' equity as a percent of total assets was 8.1% at June 30, 1998, compared to 7.9% at December 31, 1997.

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

The Company has available sources of liquidity in the form of unused Federal funds lines totaling $16.4 million, unpledged securities and money market assets of $31.6 million, and Federal Home Loan Bank advance lines, subject to available qualifying collateral, at June 30, 1998.

At June 30, 1998, and December 31, 1997, the Bank exceeded both the capital ratios required by the OCC to be considered well capitalized and the capital ratios prescribed by the OCC Agreement, as reflected in the following schedule:


                                             OCC                               Bank Ratios
                            ---------------------------------------     ---------------------------
                             Adequately       Well                       June 30,      December 31,
Capital Ratios:             Capitalized    Capitalized    Agreement        1998            1997
---------------             -----------    -----------    ---------     ---------      ------------
   Leverage                     4.00%         5.00%         6.00%          7.41%         7.46%
   Risk - Based Capital
       Tier  I                  4.00          6.00          7.00           9.10          9.23
       Total                    8.00         10.00         11.00          12.27         12.53

At June 30, 1998, and December 31, 1997, the Company exceeded the capital ratios required by the FRB to be considered well capitalized, as reflected in the schedule below:

                                                 FRB                               Company Ratios
                                   --------------------------------        --------------------------------
                                     Adequately            Well             June 30,           December 31,
Capital Ratios:                     Capitalized        Capitalized            1998                 1997
---------------                    ------------        ------------        -----------         ------------
   Leverage                             4.00%              5.00%              7.95%               8.00%
   Risk - Based Capital
       Tier  I                          4.00               6.00               9.76                9.91
       Total                            8.00              10.00              13.94               14.38

For additional information, see page 4, Note B of the Notes to Consolidated Financial Statements.

INTEREST RATE SENSITIVITY

The interest rate sensitivity structure within the Company's Statement of Condition at June 30, 1998, reflects a net interest sensitivity liability gap of 10.57% when projecting out one year. In the near term, defined as 90 days, the Company has a net interest sensitivity asset gap of 16.60%. At six months, the Company is basically neutral, with a net interest sensitivity liability gap of 5.19%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of callable securities and certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income.

At June 30, 1998, the 30-60 day window included $25 million of indirect automobile loans classified as held-for-sale. By selling these loans, the Bank becomes less interest sensitive in the one year time horizon. The Company's policy states that the cumulative gap at the six month and one year period should not exceed 10%.

RISK EXPOSURE

The Company's primary risk exposures are interest rate risk and, to a lesser extent, credit risk and liquidity risk. The Company has little or no risk related to trading accounts, commodities or foreign exchange. Interest rate risk is the exposure of a banking organization's financial condition and earnings ability to adverse movements in interest rates. The Company has analyzed the assumed market value risk and earnings risk inherent in its interest rate sensitive instruments related to interest-rate swings of 200 basis points, both above and below current levels (rate shock analysis). Earnings and fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.

The analysis reflected the asset sensitivity of the Company over a five month time horizon and the liability sensitivity of the Company over a six to twelve month time horizon. The analysis indicated that the effects of either an immediate and sustained increase or decrease in market rates of interest of 200 basis points would not be material to the Company's net present value or operating results over a one year period.

EARNINGS

Net income for the quarter ended June 30, 1998, was $1,116,179 compared to net income of $338,151 for the comparable quarter of 1997, an increase of 230%. Basic and diluted earnings were $.12 per share for the second quarter of 1998, compared to $.07 per share for the same period in 1997.

The Company's net income was $2,181,304 for the six months ended June 30, 1998, compared to net income of $646,762, for the six months ended June 30, 1997, a 237% increase. Basic and diluted earnings were $.24 per share for the first half of 1998 compared to $.14 per share for the comparable period of 1997.


NET INTEREST INCOME

Net interest income for the second quarter of 1998 was $8.9 million compared to $9.2 million for the same period in 1997. While the average balance of interest earning assets increased $41.6 million to $594.0 million for the three months ended June 30, 1998, when compared to the same period in 1997, the yield on those assets declined 106 basis points to 10.41% when compared to the same period in 1997. The yield on average loans outstanding for the period declined 70 basis points to 11.51% when compared to the same period in 1997 as a result of lower average balances outstanding in high yielding credit cards and the reduction in yields on other loans due to a lower interest rate environment and competition by other lenders. Contributing to lower yields on average earning assets was the $36.8 million increase in lower yielding average investment securities during the second quarter of 1998 to $105.2 million when compared to the same period in 1997.

The average balance of interest bearing liabilities increased $3.9 million during the second quarter of 1998 to $507.6 million and the rate on these average balances increased 10 basis points to 5.22% when compared to the same period in 1997.

Net interest income for the first six months of 1998 was $17.7 million compared to $17.9 million for the same period in 1997. The average balance of interest earning assets increased $37.8 million to $593.2 million for the six months ended June 30, 1998; however, the yield on average interest earning assets declined 74 basis points to 10.47% when compared to the same period in 1997. Disintermediation in the credit card portfolio resulted in a decline in average balances outstanding by $21.4 million to $112.1 million for the six month period ended June 30, 1998, when compared to the same period in 1997, while the average balances outstanding in total loans declined $8.1 million to $461.1 million for the same period in 1998 compared to 1997.

The average balance of interest bearing liabilities declined $1.0 million to $506.6 million during the six months ended June 30, 1998 while the rate on these average balances increased 10 basis points to 5.25% when compared to the same period in 1997.

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

Management believes the allowance for loan losses is adequate to provide for inherent loan losses. The provision for loan losses for the first half and second quarter of 1998 was $4.8 million and $2.9 million, respectively, compared to $8.3 million and $3.5 million, respectively, for the comparable periods in 1997. The reduction in the provision for the first half and the second quarter of 1998 is primarily due to the significant improvement in the current aggregate amount of credit card delinquencies and net charge-offs. Net charge-offs to average loans on an annualized basis for the six months ended June 30, 1998, were 3.10% compared to 4.22% for the same period in 1997.

The following schedule summarizes changes in the allowance for loan losses for the periods indicated (in thousands):

                                                   Six Months Ended        Year Ended
                                                       June 30,           December 31,
                                                 --------------------    -------------
                                                   1998        1997           1997
                                                 -------      -------    --------------
Balance at beginning of period                   $14,320      $16,511      $16,511
Charge-offs:
     Commercial, financing and agricultural           22          155          154
     Real estate-construction                         --           --           --
     Real estate-mortgage                             --           --           --
     Consumer installment                          1,262        1,864        3,367
     Credit cards                                  6,890        8,479       14,735
                                                 -------      -------      -------
     Total charge-offs                             8,174       10,498       18,256

Recoveries:
     Commercial, financial and agricultural            4            9          103
     Real estate-construction                         --           --           --
     Real estate-mortgage                             --           --           --
     Consumer installment                            148           99          192
     Credit cards                                  1,218          565        1,335
                                                 -------      -------      -------
     Total recoveries                              1,370          673        1,630
                                                 -------      -------      -------

Net charge-offs                                    6,804        9,825       16,626
Provision for loan losses                          4,750        8,270       14,435
                                                 =======      =======      =======
Balance at end of period                         $12,266      $14,956      $14,320
                                                 =======      =======      =======

NONINTEREST INCOME

Noninterest income was $5.3 million for the second quarter of 1998 compared to $3.6 million for the same period in 1997, a 48% increase. A non-recurring gain of $654,000 and securities gains of $93,112 were included in noninterest income for the three and six month periods ended June 30, 1998. For the six months ended June 30, 1998, noninterest income increased $570,477 to $9.4 million compared to the same period in 1997. Excluding the non-recurring gain and securities gains in the first half of 1998 and excluding a $1,494,000 gain on the sale of mortgage servicing rights in the first half of 1997, noninterest income for the first half of 1998 rose $1.3 million or 17.8% over the comparable period of 1997.

Service charges on deposit accounts and credit card fees for the six months ended June 30, 1998 increased $88,000 and $102,000 to $1,118,000 and $1,558,000, respectively, when compared to the same period in 1997, and reflected increased activity compared to the prior period.

The sale of mortgage servicing rights during the first quarter of 1997 and the associated reduction in servicing fee income is the primary reason for the decline in mortgage banking activity income to $1,743,000 in the first half of 1998, compared to $1,820,000 net of the gain on the sale of servicing for the same period in 1997.

Fee income for servicing indirect auto loans was $928,000 for the six months ended June 30, 1998, compared to $615,000 for the same period of 1997. The gain on sale of primarily automobile loans was $685,000 during the first half of 1998 compared to a gain of $95,000 for the same period in 1997. Retail brokerage income increased $250,000 to $1,657,000 during the first half of 1998 compared to the same period in 1997.

NONINTEREST EXPENSE

Noninterest expense for the three months ended June 30, 1998, was $9.6 million compared to $8.8 million for the comparable period of 1997, a 9.0% increase. Noninterest expense was $18.9 million for the six months ended June 30, 1998, compared to $17.5 million for the comparable period of 1997, an 8.2% increase.

Salaries and benefit expenses in the first half of 1998 increased $93,000, or 1.1% to $8.6 million, over the same period in 1997. Brokerage salaries and commissions increased $134,000 during the first six months of 1998 compared to the same period in 1997 reflecting an increase in brokerage activity during 1998. These expenses were $4.4 million for the second quarter of 1998 compared to $4.0 million for the same quarter last year. The number of full-time equivalent employees increased to 391 on June 30, 1998, from 383 at June 30, 1997. The number of full-time equivalent employees had declined to 383 at June 30, 1997 from 439 at December 31, 1996, as a result of cost saving measures taken in the first quarter of 1997.

The increase in furniture and equipment expense and net occupancy expense during the six month period ended June 30, 1998 to $1.3 million and $1.7 million, respectively, from $1.1 million and $1.6 million, respectively, for the same period in 1997 was primarily due to costs associated with corporate expansion including the opening of three new retail banking locations, computer systems enhancements and increased activity.

The $99,000 increase in credit card processing and transaction fees to $1.5 million during the first half of 1998 when compared to the same period in 1997 is primarily the result of increased activity in merchant banking and credit card transaction processing.

The $76,000 increase in the amortization of mortgage servicing rights to $477,000 for the period ended June 30, 1998 when compared to the same period in 1997 is due to accelerated prepayments related to refinancing as a result of low interest rates.

Other noninterest expense increased $939,000 to $5.5 million during the six month period ended June 30, 1998 compared to $4.5 million for the same period in 1997. Federal Deposit Insurance Corporation fees and Office of the Comptroller of the Currency assessments increased $434,000 during the period.

PROVISION FOR INCOME TAXES

The provision for income taxes for the second quarter and the first half of 1998 was $623,000 and $1.2 million, respectively, compared to $153,000 and $317,000, respectively, for the same periods in 1997. These changes were due to changes in taxable income.

PART II - OTHER INFORMATION



                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(A) Exhibit 27. Financial Data Schedule (For SEC use only).

(B) The Company did not file any reports on Form 8-K during the three months ended June 30, 1998.






                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            FIDELITY NATIONAL CORPORATION
                                                     (Registrant)

Date: August 11, 1998                       BY:  /s/ James B. Miller, Jr.
                                                 ------------------------
                                                     James B. Miller, Jr.
                                                     Chief Executive Officer


Date:  August 11, 1998                           /s/ M. Howard Griffith, Jr.
                                                 ---------------------------
                                                     M. Howard Griffith, Jr.
                                                     Chief Financial Officer