Form 10-Q
period 1998-09-30
FIDELITY NATIONAL CORP /GA/
filed 1998-11-13
CIK 822662

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


For the quarterly period ended      September 30, 1998
                               ------------------------------------------------

Commission File Number:              0-22374
                        -------------------------------------------------------

                          Fidelity National Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Georgia                                           58-1416811
-------------------------------------------------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)


      3490 Piedmont Road, Suite 1550                  Atlanta, GA 30305
-------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (404) 639-6500
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                      [x] Yes [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class Shares                       Outstanding at October 31, 1998
     --------------------------              -------------------------------
     Common Stock, no par value                        8,130,968

                         FIDELITY NATIONAL CORPORATION

                                     INDEX


                                                                       Page Number
                                                                       -----------

Part I.     Financial Information

   Item 1.  Financial Statements

            Consolidated Statements of Condition September 30, 1998
            (unaudited) and December 31, 1997                                 1

            Consolidated Statements of Income (unaudited)
            Three Months Ended September 30, 1998 and 1997
            Nine Months Ended September 30, 1998 and 1997                     2

            Consolidated Statements of Cash Flows (unaudited)
            Nine Months Ended September 30, 1998 and 1997                     3

        Notes to Consolidated Financial Statements                          4-5

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            5-12

Part II.    Other Information                                                13

   Item 3.  Quantitative and Qualitative Disclosures about
            Market Risk (included in Part I Item 2)                        8-10

   Item 6.  Exhibits and Reports on Form 8-K                                 13

Signature Page                                                               13

                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION


                                                                                         (Unaudited)
                                                                                         September 30,          December 31,
                                                                                             1998                   1997
                                                                                         -------------         -------------
ASSETS
    Cash and due from banks                                                              $  25,885,092         $  25,843,295
    Interest-bearing deposits with banks                                                    11,504,425             2,349,419
    Federal funds sold                                                                      71,173,027            41,068,827
    Investment securities available-for-sale                                                50,871,839            88,007,985
    Investment securities held-to-maturity (approximate fair value of $40,021,685 and $37,924,411 at September 30, 1998, and
        December 31, 1997, respectively)                                                    39,817,588            37,925,224
    Loans held-for-sale                                                                     35,048,376             4,360,765
    Loans                                                                                  462,710,148           432,820,665
    Allowance for loan losses                                                              (12,002,710)          (14,319,591)
                                                                                         -------------         -------------
    Loans, net                                                                             450,707,438           418,501,074
    Premises and equipment, net                                                             19,795,038            20,517,650
    Other real estate                                                                        1,174,264             2,259,704
    Accrued interest receivable                                                              5,039,775             4,492,422
    Other assets                                                                            12,064,439            12,477,638
                                                                                         -------------         -------------
        Total assets                                                                     $ 723,081,301         $ 657,804,003
                                                                                         =============         =============
LIABILITIES
    Deposits
        Noninterest-bearing demand deposits                                              $  94,224,254         $  87,054,288
        Interest-bearing deposits:
            Demand and money market                                                        128,130,039            83,756,126
            Savings                                                                         21,664,538            21,748,732
            Time deposits, $100,000 and over                                               101,122,979            98,190,352
            Other time deposits                                                            272,050,036           277,567,827
                                                                                         -------------         -------------
                Total deposits                                                             617,191,846           568,317,325
    Short-term borrowings                                                                   29,090,360            16,367,839
    Long-term debt                                                                          15,650,000            15,800,000
    Accrued interest payable                                                                 3,368,194             3,192,701
    Other liabilities                                                                        2,382,097             1,906,800
                                                                                         -------------         -------------
            Total liabilities                                                              667,682,497           605,584,665
SHAREHOLDERS' EQUITY
    Preferred stock, no par value.  Authorized 10,000,000; issued
        984,000 shares of Non-Cumulative 8% Convertible Preferred Stock
        - Series A, stated value $6.25                                                       6,150,000             6,150,000
    Common Stock, no par value.  Authorized 50,000,000; issued 8,140,512 and
        8,125,499 and outstanding  8,129,420 and 8,114,407 in 1998 and 1997,
        respectively                                                                        35,115,000            34,943,110
    Treasury stock                                                                             (69,325)              (69,325)
    Net unrealized gains on investment securities available- for-sale, net of tax              237,068               208,694
    Retained earnings                                                                       13,966,061            10,986,859
                                                                                         -------------         -------------
            Total shareholders' equity                                                      55,398,804            52,219,338
                                                                                         -------------         -------------
        Total liabilities and shareholders' equity                                       $ 723,081,301         $ 657,804,003
                                                                                         =============         =============


See accompanying notes to consolidated financial statements.

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                          Nine Months Ended                Three Months Ended
                                                             September 30,                     September 30,
                                                     ----------------------------      ----------------------------
                                                         1998             1997            1998              1997
                                                     -----------      -----------      -----------      -----------
INTEREST INCOME
    Loans, including fees                            $41,028,119      $42,532,700      $14,335,420      $14,304,523
    Investment securities                              5,077,592        3,581,862        1,521,681        1,210,260
    Federal funds sold                                 1,267,592          638,459          633,743          422,905
    Deposits with other banks                             99,651           56,452           87,398           14,832
                                                     -----------      -----------      -----------      -----------
    Total interest income                             47,472,954       46,809,473       16,578,242       15,952,520

INTEREST EXPENSE
    Deposits                                          18,930,060       18,087,287        6,797,264        6,209,338
    Short-term borrowings                                473,918          386,669          146,572           71,154
    Long-term debt                                     1,077,030        1,126,189          354,059          369,203
                                                     -----------      -----------      -----------      -----------
    Total interest expense                            20,481,008       19,600,145        7,297,895        6,649,695
                                                     -----------      -----------      -----------      -----------

NET INTEREST INCOME                                   26,991,946       27,209,328        9,280,347        9,302,825
    Provision for loan losses                          6,750,000       11,670,000        2,000,000        3,400,000
                                                     -----------      -----------      -----------      -----------
NET INTEREST INCOME AFTER PROVISION FOR
    LOAN LOSSES                                       20,241,946       15,539,328        7,280,347        5,902,825

NONINTEREST INCOME
    Service charges on deposit accounts                1,728,821        1,570,875          611,151          541,122
    Credit card fees                                   2,419,918        2,264,646          862,146          808,627
    Mortgage banking activities                        2,748,000        4,091,180        1,004,813          776,751
    Securities gains, net                                133,535               --           40,423               --
    Other                                              7,013,591        5,061,334        2,139,399        2,046,079
                                                     -----------      -----------      -----------      -----------
    Total noninterest income                          14,043,865       12,988,035        4,657,932        4,172,579

NONINTEREST EXPENSE
    Salaries and employee benefits                    12,865,301       12,650,640        4,299,003        4,176,923
    Furniture and equipment                            2,010,383        1,677,829          753,594          602,414
    Net occupancy                                      2,499,291        2,372,127          846,958          773,207
    Credit card processing and transaction fees        2,297,469        2,157,146          782,156          740,816
    Amortization of mortgage servicing rights            645,988          610,348          169,430          209,597
    Other                                              8,701,454        7,266,296        3,239,927        2,743,579
                                                     -----------      -----------      -----------      -----------
    Total noninterest expense                         29,019,886       26,734,386       10,091,068        9,246,536
                                                     -----------      -----------      -----------      -----------

    Income before income taxes                         5,265,925        1,792,977        1,847,211          828,868

    Income tax expense                                 1,917,723          604,994          680,313          287,647
                                                     -----------      -----------      -----------      -----------

NET INCOME                                           $ 3,348,202      $ 1,187,983      $ 1,166,898      $   541,221
                                                     ===========      ===========      ===========      ===========

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS          $ 2,979,202      $ 1,059,983      $ 1,043,898      $   421,221
                                                     ===========      ===========      ===========      ===========

BASIC AND DILUTED EARNINGS PER SHARE                 $       .37      $       .23      $       .13      $       .09
                                                     ===========      ===========      ===========      ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             8,119,944        4,658,284        8,125,468        4,660,724
                                                     ===========      ===========      ===========      ===========

See accompanying notes to consolidated financial statements.

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                            --------------------------------
                                                                                1998                 1997
                                                                            -------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                               $   3,348,202       $  1,187,983
   Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
       Provision for loan losses                                                6,750,000         11,670,000
       Depreciation and amortization of premises and equipment                  1,649,729          1,466,927
       Amortization of mortgage servicing rights                                  667,226            610,348
       Additions of originated mortgage servicing rights                         (854,834)          (194,515)
       Securities gains, net                                                     (133,535)                --
       Gain on loan sales                                                      (1,349,235)          (311,172)
       Proceeds from sale of other real estate                                    415,730            139,998
       Increase in loans held-for-sale                                        (30,687,611)        (1,207,961)
       Net (increase) decrease in accrued interest receivable                    (547,353)           123,804
       Net increase (decrease) in accrued interest payable                        175,493           (162,221)
       Net decrease in other assets                                               413,199          6,415,043
       Net increase (decrease) in other liabilities                               475,297           (140,846)
       Other                                                                      215,982           (271,466)
                                                                            -------------       ------------
           Net cash flows (used in) provided by operating activities          (19,328,175)        19,325,922

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of investment securities held-to-maturity                        (10,565,169)                --
   Maturities of investment securities held-to-maturity                         8,672,805         18,005,000
   Purchases of investment securities available-for-sale                      (22,994,168)       (42,258,334)
   Maturities and sales of investment securities available-for-sale            60,130,314         28,076,575
   Net increase in loans                                                     (189,273,265)       (89,225,918)
   Purchases of premises and equipment                                           (927,117)        (2,296,375)
   Proceeds from sale of loans                                                152,335,846         84,044,588
                                                                            -------------       ------------
           Cash flows used in investing activities                             (2,620,754)        (3,654,464)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in demand deposits,
        money market accounts, and savings accounts                            51,459,685        (11,546,707)
   Net (decrease) increase in time deposits                                    (2,585,164)        13,853,882
   Net increase (decrease) in short-term borrowings                            12,722,521         (8,577,282)
   Repayment of long-term debt                                                   (150,000)          (150,000)
   Dividends paid on preferred stock                                             (369,000)            (8,178)
   Proceeds from the issuance of preferred stock                                       --          5,100,000
   Proceeds from the sale of common stock                                         171,890             73,761
                                                                            -------------       ------------
            Net cash flows  provided by (used in) financing activities         61,249,932         (1,254,524)
                                                                            -------------       ------------
            Increase in cash and cash equivalents                              39,301,003         14,416,934


Cash and cash equivalents, beginning of period                                 69,261,541         32,955,417
                                                                            -------------       ------------
Cash and cash equivalents, end of period                                    $ 108,562,544       $ 47,372,351
                                                                            =============       ============
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
   Interest                                                                 $  20,615,445       $ 19,762,366
                                                                            =============       ============
   Income taxes                                                             $   1,400,000       $    200,000
                                                                            =============       ============

See accompanying notes to consolidated financial statements.

                         FIDELITY NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 30, 1998

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Fidelity National Corporation and subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. All such adjustments are normal recurring accruals. Operating results for the three month and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Note B - Shareholders' Equity

The Company and its bank subsidiary (the Bank) are principally regulated by the FRB and the OCC, respectively. At periodic intervals, the OCC examines and evaluates the financial condition, operations, and policies and procedures of nationally chartered banks, such as the Bank, as part of its legally prescribed oversight responsibilities.

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

In December 1997, the Company sold in a public offering 3,450,000 shares of Common Stock at a price of $7.50 per share. The proceeds of this offering, net of issuance costs, were used to increase FNB's capital ratios and for general corporate purposes. At September 30, 1998, and December 31, 1997, the capital ratios of the Bank exceeded those prescribed by the OCC Agreement.

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

On February 13, 1997, Fidelity's Board of Directors adopted a resolution requested by the Federal Reserve Bank of Atlanta ("FRB Agreement"). The FRB Agreement, among other things, prohibits Fidelity from redeeming its capital stocks, paying dividends on Common Stock or incurring debt without prior approval of the FRB. The FRB agreement continues until amended or terminated by the FRB.

During the period ended September 30, 1998, the Company did not declare or pay dividends on Common Stock. During the period ended September 30, 1998, the Company declared and paid dividends on its Non-Cumulative 8% Convertible Preferred Stock, Series A, Stated Value $6.25 per share ("Preferred Stock") totaling $369,000.


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

Beginning January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which is effective for annual and interim periods beginning after December 15, 1997. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities which, prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. During the third quarter and for the nine month period ended September 30, 1998, total comprehensive income amounted to $1,219,814 and $3,371,783, respectively, and totaled $642,917 and $1,572,313, respectively, for the comparable periods of 1997.

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


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis reviews important factors affecting financial condition at September 30, 1998, compared to December 31, 1997, and the results of operations for the three month and the nine month periods ended September 30, 1998, of Fidelity National Corporation and subsidiaries. These comments should be read in conjunction with the Company's consolidated financial statements and accompanying notes appearing in this report.

FORWARD LOOKING STATEMENTS

Certain information and statements made in this Quarterly Report are forward-looking statements that reflect the Company's current expectations regarding the future and involve risks and uncertainties. The words "expects," "anticipates" and "estimates" and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of disruptions in the Company's, its correspondents', its counterparties', its customers', or its suppliers' operations arising from systems and other failures relating to the Year 2000, general economic conditions and other factors. Investors are encouraged to read the related section in the Company's 1997 Annual Report to Stockholders and in the Annual Report on Form 10-K for 1997.


ASSETS

Total assets were $723 million at September 30, 1998, and $658 million at December 31, 1997, an increase of $65 million, or 9.9%. Loans increased $30 million or 6.9% to $463 million, and loans held-for-sale increased $31 million or 704% to $35 million at September 30, 1998. The increase in total loans was primarily a result of the $31 million increase in loans held-for-sale, an $8 million increase in commercial loans, an $8 million increase in indirect automobile loans and a $21 million increase in mortgage loans, offset in part by a decline of $15 million in credit card loans to $105 million at September 30, 1998.

The following schedule summarizes the Company's total loans at September 30, 1998 and December 31, 1997 (dollars in thousands):

                                                September 30,    December 31,
                                                    1998             1997
                                                -------------    ------------
TOTAL LOANS
Loans                                             $462,710          $432,821
Loans held-for-sale:
 Mortgage loans                                      8,048             4,361
 Indirect auto loans                                27,000                --
                                                  --------          --------
 Total loans held-for-sale                          35,048             4,361
                                                  --------          --------
 Total loans                                      $497,758          $437,182
                                                  ========          ========

ASSET QUALITY

The following schedule summarizes the Company's asset quality position at September 30, 1998, and December 31, 1997 (dollars in thousands):

                                                         September 30,      December 31,
                                                              1998             1997
                                                         -------------      ------------
Nonperforming assets
 Nonaccrual loans                                           $  1,576          $ 1,422
 Other real estate owned                                       1,174            2,260
                                                            --------          -------
  Total nonperforming assets                                $  2,750          $ 3,682
                                                            ========          =======
Loans 90 days past due and still accruing                   $  4,431          $ 6,194
                                                            ========          =======
Allowance for loan losses                                   $ 12,003          $14,320
                                                            ========          =======
Ratio of past due loans to loans                                 .96%            1.43%
                                                            ========          =======
Ratio of nonperforming assets to loans
  and other real estate owned                                    .59%             .85%
                                                            ========          =======
Allowance to period-end loans                                   2.59%            3.31%
                                                            ========          =======
Allowance to nonperforming loans  (coverage ratio)              9.92x           10.07x
                                                            ========          =======

Management is not aware of any potential problem loans other than those disclosed in the table above, which includes all loans recommended for classification by regulators, which would have a material impact on asset quality.

DEPOSITS

Total deposits at September 30, 1998, were $617 million compared to $568 million at December 31, 1997, an 8.6% increase. During this period, total liabilities increased $62 million, or 10.3%, to $668 million. The increase in deposits occurred principally in noninterest-bearing demand deposits, which increased $7 million to $94 million, or 8.2% and in demand and money market deposits, which increased by $44 million to $128 million, or 53.0%, in part from the investment of trust deposits by the Bank's Trust Department for funds awaiting investment. There were no brokered deposits at September 30, 1998 or December 31, 1997. Partially offsetting these deposit increases was a decrease in time deposits of $3 million, or .7%, to $373 million.

LIQUIDITY AND SOURCES OF CAPITAL

Market and public confidence in the financial strength of the Company and financial institutions in general will largely determine the Company's access to appropriate levels of liquidity. This confidence is significantly dependent on the Company's ability to maintain sound asset credit quality and appropriate levels of capital resources.

Liquidity is defined as the ability of the Company to meet anticipated customer demand for funds under credit commitments and deposit withdrawals at a reasonable cost and in a timely basis. Management measures the Company's liquidity position by giving consideration to both on and off-balance sheet sources of and demands for funds on a daily and weekly basis.

Sources of liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities; investment securities eligible for sale or pledging to secure borrowings from dealers and customers pursuant to securities sold under agreements to repurchase ("repurchase agreements"); loan repayments; loan sales; deposits and certain interest rate-sensitive deposits; Federal Home Loan Bank borrowings; secured borrowings, and borrowings under unsecured overnight Federal funds lines available from correspondent banks. During the first nine months of 1998, the Company sold $152 million in newly originated and held-for-sale indirect automobile loans compared to the sale of $84 million in the first nine months of 1997. In addition to interest rate sensitive deposits, the Bank's principal demand for liquidity is anticipated fundings under credit commitments to customers.

Shareholders' equity was $55.4 million at September 30, 1998, compared to $52.2 million at December 31, 1997. Shareholders' equity as a percent of total assets was 7.7% at September 30, 1998, compared to 7.9% at December 31, 1997.

Management of the Company seeks to maintain a stable net liquidity position while optimizing operating results, as reflected in net interest income, the net yield on earning assets and the cost of interest-bearing liabilities in particular. Key management meets regularly to review the Company's current and projected net liquidity position and to review actions taken by management to achieve this liquidity objective.

At September 30, 1998, the Company has available sources of liquidity in the form of unused unsecured Federal funds lines totaling $16.4 million, unpledged securities and money market assets of $4.5 million, $15 million in secured borrowings from a bank, and Federal Home Loan Bank advance lines, subject to available qualifying collateral.

At September 30, 1998, and December 31, 1997, the Bank exceeded both the capital ratios required by the OCC to be considered well capitalized and the capital ratios prescribed by the OCC Agreement, as reflected in the following schedule:

                                           OCC                                     Bank Ratios
                         -------------------------------------         ---------------------------------
                          Adequately       Well                        September 30,        December 31,
Capital Ratios:          Capitalized   Capitalized   Agreement              1998               1997
---------------          -----------   -----------   ---------         ------------         ------------
Leverage                     4.00%         5.00%       6.00%                7.30%              7.46%
Risk - Based Capital
   Tier  I                   4.00          6.00        7.00                 9.23                9.23
   Total                     8.00         10.00       11.00                12.31               12.53

At September 30, 1998, and December 31, 1997, the Company exceeded the capital ratios required by the FRB to be considered well capitalized, as reflected in the schedule below:

                                     FRB                     Company Ratios
                          --------------------------  ---------------------------
                          Adequately        Well      September 30,  December 31,
Capital Ratios:           Capitalized   Capitalized       1998           1997
---------------           -----------   ------------  -------------  ------------
Leverage                      4.00%         5.00%          7.82%         8.00%
Risk - Based Capital
   Tier  I                    4.00          6.00           9.88          9.91
   Total                      8.00         10.00          13.93         14.38

For additional information, see page 4, Note B of the Notes to Consolidated Financial Statements.

INTEREST RATE SENSITIVITY

The interest rate sensitivity structure within the Company's Statement of Condition at September 30, 1998, reflects a net interest sensitivity liability gap of 10.00% when projecting forward one year. In the near term, defined as 90 days, the Company has a net interest sensitivity asset gap of 20.96%. When projecting forward six months, the Company has a net interest sensitivity asset gap of 12.25%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of callable securities and certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income.

At September 30, 1998, the 61-90 day asset maturity/repricing total included $27 million of indirect automobile loans classified as held-for-sale. By selling these loans, the Bank becomes less interest sensitive in the one year time horizon. The Company's policy states that the cumulative gap at the six month and one year period should not exceed 10% and 15%, respectively.

RISK EXPOSURE

The Company's primary risk exposures are interest rate risk and credit risk and, to a lesser extent, liquidity risk. Over the next fifteen months, an additional primary risk exposure is that which is associated with the Year 2000 issues discussed below. This risk exposure is related to computer operations and automated information systems and controls. The Company has little or no risk related to trading accounts, commodities or foreign exchange. Interest rate risk is the exposure of a banking organization's financial condition and earnings ability to adverse movements in interest rates. The Company has analyzed the assumed market value risk and earnings risk inherent in its interest rate sensitive instruments related to interest-rate swings of 200 basis points, both above and below current levels (rate shock analysis). Earnings and fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.

The analysis reflected the asset sensitivity of the Company over a six month time horizon and the liability sensitivity of the Company over a seven to twelve month time horizon. The analysis indicated that the effects of either an immediate and sustained increase or decrease in market rates of interest of 200 basis points would not be material to the Company's net present value or operating results over a one year period.

The Year 2000 ("Y2K") risk exposure arises primarily as a result of many computer operating and computer application programs utilizing only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with a 20 rather than a 19 (for example, the year
2000). If not corrected, many computer applications could fail or create erroneous results. This problem could effect any computer hardware or software, or computerized environmental system (including elevators, security systems, vault doors, etc.) Certain computer software could be effected by other upcoming dates. For example, September 9, 1999, could effect software which recognizes 99 or 999 as a command to void or cease certain operations.

Financial institutions are highly automated and computerized applications are critical to their operations and controls. The financial regulators, including the Federal Financial Institutions Examination Council ("FFIEC") are acutely aware of the potential problems associated with Y2K and the effects they could have on individual financial institutions and, indeed, on the entire financial system. The FFIEC has issued numerous recommended and mandatory guidelines and timetables which financial institutions must meet in order to assure that all Y2K issues are timely addressed and resolved. The FFIEC has mandated that the primary regulator of each financial institution will conduct quarterly reviews to assess the progress made in identifying and rectifying any and all issues related to the Y2K problem.

The operating systems and the large majority of application systems used by the Company are products of established national vendors which provide software and services to numerous users. The Company is primarily utilizing the services of dedicated consultants working with the Company's data processing staff to conduct its Y2K program. The Y2K program consists of a five-phase methodology employed throughout the organization and addresses all automated processes. This methodology includes awareness, assessment, renovation, validation and implementation.

The Company has identified approximately 80 different programs or applications which must be processed through the above five-phase methodology, 10 of which have been identified as mission-critical, or essential to the daily operations of the Company. It is anticipated that all of these mission-critical programs or applications will be certified as complete and Y2K compliant no later than the target dates established by the FFIEC. The remaining programs or applications are in various stages of completion and it is anticipated that these systems will be compliant by June 30, 1999.

In addition, the Company is assessing any potentially material Y2K risks associated with customers, suppliers, correspondents and counterparties and is conducting inquiries, tests, evaluations and other due diligence procedures to mitigate or eliminate these risks as deemed appropriate. Legal documents and contracts such as those for new loans, for equipment purchases, for service providers, etc. are being evaluated and modified on an on-going basis as appropriate to mitigate any Y2K risks. The Company is also developing contingency plans for its mission-critical systems if Y2K renovations do not occur timely. Finally, a detailed plan is being developed for the week preceding and the week following December 31, 1999, which will detail contingency and back-up procedures to address any possible internal or external problems resulting from Y2K.

Procedures are in place to assure that all systems certified as Y2K compliant remain compliant, that any new or revised systems or software is tested for Y2K compliance before purchase or implementation, that customers, correspondents or counterparties identified as having a possible material impact on the Company as a result of potential Y2K problems are monitored on a periodic basis to identify any changes in their Y2K risks profiles, and that all new customers, correspondents or counterparties are evaluated for potential Y2K risks.

The Company has incurred expenses of $443,000 related to Y2K issues for the nine months ended September 30, 1998, primarily consisting of consulting fees. It is anticipated that the total expenses associated with the Y2K project during 1998 and 1999 will be approximately $1.2 million. Approximately $170,000 has been expended during the period for hardware, software and software upgrades which are Y2K compliant. These expenditures will provide operating enhancements or operating efficiencies and would have been made during 1998 or 1999 irrespective of the Y2K compliance issue.

While the Company believes that it is taking all necessary actions to mitigate all Y2K issues and that the probability of significant Y2K problems in 1999 and thereafter is low, the occurrence of significant Y2K problems could result in material operating and legal expenses, material disruption of the operations of the Company and/or its customers and suppliers and material charge-offs, which amounts cannot be quantified.

EARNINGS

Net income for the quarter ended September 30, 1998, was $1,167,000 compared to net income of $541,000 for the comparable quarter of 1997, an increase of 116%. Basic and diluted earnings were $.13 per share for the third quarter of 1998, compared to $.09 per share for the same period in 1997.

The Company's net income was $3,348,000 for the nine months ended September 30, 1998, compared to net income of $1,188,000, for the nine months ended September 30, 1997, a 182% increase. Basic and diluted earnings were $.37 per share for the first nine months of 1998 compared to $.23 per share for the comparable period of 1997.


NET INTEREST INCOME

Net interest income for the third quarter of 1998 and 1997 was $9.3 million. While the average balance of interest earning assets increased $81 million to $645 million for the three months ended September 30, 1998, when compared to the same period in 1997, the yield on those assets declined 100 basis points to 10.21% when compared to the same period in 1997. The yield on average loans outstanding for the period declined 100 basis points to 11.31% when compared to the same period in 1997 as a result of lower average balances outstanding in high yielding credit cards and the reduction in yields on other loans due to a lower interest rate environment and competition from other lenders. Contributing to lower yields on average earning assets were $21 million and $15 million increases in lower yielding investment securities and Federal funds balances, respectively, during the third quarter of 1998 to $91 million and $45 million when compared to the same period in 1997. In addition, higher yielding credit card average balances outstanding declined $17 million to $106 million when compared to the same quarter in 1997.

The average balance of interest bearing liabilities increased $43 million to $548 million during the third quarter of 1998 when compared to the same period in 1997 and the rate on these average balances increased 6 basis points to 5.22% when compared to the same period in 1997.

Net interest income for the first nine months of 1998 was $27.0 million compared to $27.2 million for the same period in 1997. The average balance of interest earning assets increased $52 million to $611 million for the nine months ended September 30, 1998 when compared to the same period in 1997; however, the yield on average interest earning assets declined 81 basis points to 10.40% when compared to the same period in 1997. Marginal growth in the loan portfolio resulted from a decline in average credit card balances outstanding by $20 million to $110 million for the nine month period ended September 30, 1998, when compared to the same period in 1997, while the average balances outstanding in total loans increased $5 million to $475 million for the nine month period in 1998 compared to 1997.

The average balance of interest bearing liabilities increased $22 million to $524 million during the nine months ended September 30, 1998, while the rate on these average balances increased 9 basis points to 5.21% when compared to the same period in 1997.

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

Management believes the allowance for loan losses is adequate to provide for inherent loan losses. The provision for loan losses for the first nine months and third quarter of 1998 was $6.8 million and $2.0 million, respectively, compared to $11.7 million and $3.4 million, respectively, for the comparable periods in 1997. The reduction in the provision for the first nine months and the third quarter of 1998 is primarily due to the significant improvement in the aggregate amount of credit card delinquencies and net charge-offs. Net charge-offs to average total loans on an annualized basis for the nine months ended September 30, 1998, were 2.56% compared to 3.81% for the same period in 1997.


The following schedule summarizes changes in the allowance for loan losses for the periods indicated (in thousands):

                                                       Nine Months Ended             Year Ended
                                                          September 30,             December 31,
                                                   --------------------------       ------------
                                                      1998             1997             1997
                                                   ---------        ---------       ------------
Balance at beginning of period                      $14,320          $16,511          $16,511
Charge-offs:
    Commercial, financing and agricultural               22              155              154
    Real estate-construction                             --               --               --
    Real estate-mortgage                                 --               --               --
    Consumer installment                              1,942            2,588            3,367
    Credit cards                                      9,427           11,850           14,735
                                                    -------          -------          -------
    Total charge-offs                                11,391           14,593           18,256

Recoveries:
    Commercial, financial and agricultural                5              103              103
    Real estate-construction                             --               --               --
    Real estate-mortgage                                 --               --               --
    Consumer installment                                254              153              192
    Credit cards                                      2,065              915            1,335
                                                    -------          -------          -------
    Total recoveries                                  2,324            1,171            1,630
                                                    -------          -------          -------

Net charge-offs                                       9,067           13,422           16,626
Provision for loan losses                             6,750           11,670           14,435
                                                    -------          -------          -------
Balance at end of period                            $12,003          $14,759          $14,320
                                                    =======          =======          =======

NONINTEREST INCOME

Noninterest income was $4.7 million for the third quarter of 1998 compared to $4.2 million for the same period in 1997, an 11.6% increase. For the nine months ended September 30, 1998, noninterest income increased $1.1 million to $14.0 million compared to the same period in 1997, an 8.1% increase. A non-recurring gain of $654,000 and securities gains of $134,000 were included in noninterest income for the nine month period ended September 30, 1998. Excluding the non-recurring gain and securities gains in the first nine months of 1998 and excluding a $1,494,000 gain on the sale of mortgage servicing rights in the first nine months of 1997, noninterest income for the first nine months of 1998 rose $1.8 million or 15.3% over the comparable period of 1997.

Service charges on deposit accounts and credit card fees for the nine months ended September 30, 1998 increased $158,000 and $155,000 to $1,729,000 and
$2,420,000, respectively, when compared to the same period in 1997, and reflected increased activity compared to the prior period.

The increase in mortgage banking income as a result of an increase in originations and sales volume more than offset the sale of mortgage servicing rights during the first quarter of 1997 and the associated reduction in servicing fee income and is the primary reason for the increase in mortgage banking activity income to $2,748,000 in the first nine months of 1998, compared to $2,597,000 net of the gain on the sale of servicing for the same period in 1997.

Fee income for servicing indirect automobile loans was $1,365,000 for the nine months ended September 30, 1998, compared to $948,000 for the same period of 1997. The gain on sale of primarily indirect automobile loans was $1,349,000 during the first nine months of 1998 compared to a gain of $311,000 for the same period in 1997. A non-recurring gain of $654,000 was included in other noninterest income during the nine months ended September 30, 1998.

NONINTEREST EXPENSE

Noninterest expense for the three months ended September 30, 1998, was $10.1 million compared to $9.2 million for the comparable period of 1997, a 9.1% increase. Noninterest expense was $29.0 million for the nine months ended September 30, 1998, compared to $26.7 million for the comparable period of 1997, an 8.5% increase.

Salaries and benefit expenses in the first nine months of 1998 increased $215,000, or 1.7% to $12.9 million, compared to the same period in 1997. These expenses were $4.3 million for the third quarter of 1998 compared to $4.2 million for the same quarter last year, a 2.9% increase. The number of full-time equivalent employees increased to 405 as of September 30, 1998, from 385 at September 30, 1997. The increase in employees is primarily the result of the opening of three new branches in 1998, as well as general corporate growth.

Furniture and equipment expense and net occupancy expense during the nine month period ended September 30, 1998, increased to $2.0 million and $2.5 million, respectively, from $1.7 million and $2.3 million, respectively, for the same period in 1997. These increases were primarily due to costs associated with corporate expansion including the opening of three new retail banking locations, computer systems enhancements and increased activity.

The $140,000 increase in credit card processing and transaction fees to $2.3 million during the first nine months of 1998 when compared to the same period in 1997 is primarily the result of increased activity in merchant banking and credit card transaction processing.

Other noninterest expense increased $1,435,000 to $8.7 million during the nine month period ended September 30, 1998 compared to the same period in 1997. Federal Deposit Insurance Corporation fees and Office of the Comptroller of the Currency assessments increased $306,000 during the period, while advertising and promotion increased $258,000. Expenses related to Year 2000 compliance issues were $443,000 during the nine month period ended September 30, 1998, while no expenses were incurred for this purpose during the comparable period in 1997.

PROVISION FOR INCOME TAXES

The provision for income taxes for the third quarter and the first nine months of 1998 was $680,000 and $1.9 million, respectively, compared to $288,000 and $605,000, respectively, for the same periods in 1997. These changes were due to changes in taxable income.

PART II - OTHER INFORMATION



                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibit 27. Financial Data Schedule (For SEC use only).

(B) The Company did not file any reports on Form 8-K during the three months ended September 30, 1998.








                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         FIDELITY NATIONAL CORPORATION
                                                  (Registrant)

Date: November 6, 1998                   BY: /s/  James B. Miller, Jr.
                                             -----------------------------
                                             James B. Miller, Jr.
                                             Chief Executive Officer


Date:  November 6, 1998                      /s/  M. Howard Griffith, Jr.
                                             -----------------------------
                                             M. Howard Griffith, Jr.
                                             Chief Financial Officer