Form 10-K405
period 1998-12-31
FIDELITY NATIONAL CORP /GA/
filed 1999-03-26
CIK 822662

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                   [X] Annual Report Pursuant to Section 13 or
                     15(d) of The Securities Exchange Act of
                                      1934

                   For the Fiscal Year Ended December 31, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X          No
                                      -----           -----.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. X
          -----.

The aggregate market value of the voting common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors and greater than five percent shareholders are "affiliates" of the Registrant) as of February 28, 1999 (based on the closing sale price of the Common Stock as quoted on the Nasdaq National Market System on such date) was $38,460,000.

At February 28, 1999, there were 8,136,933 shares of Common Stock outstanding, without stated par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998 are incorporated by reference into Parts I and II. Portions of the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                     PART I

FORWARD-LOOKING STATEMENTS

         Certain information and statements in this Form 10-K includes forward-looking statements with the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that reflect Fidelity National Corporation's current expectations regarding the future and involve risks and uncertainties. The words "believes," "expects," "anticipates," "estimates" and "intends" and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of disruptions in Fidelity National Corporation's, its correspondents', its counterparties', its customers', or its suppliers' operations arising from system and other failures relating to the Year 2000, general economic conditions and other factors. Investors are encouraged to read the related section in Fidelity National Corporation's 1998 Annual Report to Shareholders and those discussed below under "Risk Factors".


ITEM I.  BUSINESS

         Fidelity National Corporation ("Fidelity") is a registered bank holding company headquartered in Atlanta, Georgia. All of Fidelity's activities are conducted by its wholly-owned subsidiaries: Fidelity National Bank ("Bank"), which was organized as a national banking corporation in 1973, and its wholly-owned subsidiary Fidelity National Mortgage Corp. ("Fidelity Mortgage"), organized as a Georgia corporation in 1979; and Fidelity National Capital Investors, Inc. ("Fidelity Capital"), organized as a Georgia corporation in May 1992.

         The Bank provides traditional deposit, lending, mortgage, securities brokerage, international trade services and trust products and services to its commercial and retail customers. The Bank is a full-service banking operation; Fidelity Mortgage is a full-service residential mortgage banking operation; and Fidelity Capital is a securities brokerage operation. Fidelity conducts its full-service banking and residential mortgage lending through 19 locations in the metropolitan Atlanta area.

         Fidelity conducts its indirect automobile lending (the purchase of consumer automobile installment sales contracts from automobile dealers), residential mortgage lending and residential construction lending through certain of its Atlanta offices and its Jacksonville, Florida locations. Residential construction lending is also conducted at the Tampa, Florida location. At December 31, 1998, Fidelity had total assets of $713 million, total loans of $536 million, total deposits of $621 million and shareholders' equity of $55 million.

         Fidelity as used herein includes Fidelity National Corporation and its subsidiaries unless the context otherwise requires.

RECENT DEVELOPMENTS

         On December 1, 1998, the Office of the Comptroller of the Currency ("OCC") terminated the formal agreement dated November 14, 1996 between the Bank and the OCC ("formal agreement"). The formal agreement provided that the Bank
(i) appoint an "Oversight Committee;" (ii) achieve and maintain specified higher capital levels; (iii) develop a three-year capital program which included, among other things, certain restrictions on dividend payments by the Bank; and (iv) revise and amend its strategic plan. See Note 2 to the Consolidated Financial Statements.

MARKET AREA

         The Bank conducts banking activities primarily through 19 branches in Fulton, DeKalb, Cobb and Gwinnett counties, Georgia. Three of these branches were opened during 1998. The Bank's customers are primarily small and medium sized businesses and individuals. The customer base for its credit card portfolio is national in scope, with customers in all 50 states. Indirect automobile lending and residential construction and mortgage lending are conducted from the Jacksonville, Florida office in addition to its offices in Georgia. The Bank also conducts construction lending from its Jacksonville and Tampa, Florida offices. Customers of its other services are located almost exclusively in Georgia.

PRODUCTS AND SERVICES

         Fidelity's products and services include (i) depository accounts, (ii) direct and indirect automobile and home equity lending, (iii) credit card loans,
(iv) construction and residential real estate loans, (v) commercial loans, including commercial loans secured by real estate, (vi) securities brokerage services, (vii) trust products and services and (viii) international trading services.

         Deposits

         Fidelity offers a full range of depository accounts and services to both individuals and businesses. As of December 31, 1998, the deposit base totaled approximately $621 million, consisted of approximately $102 million in noninterest-bearing demand deposits (16.4% of total deposits), approximately $128 million in interest-bearing demand deposits and money market accounts (20.6% of total deposits), approximately $22 million in savings deposits (3.6% of total deposits), approximately $261 million in time deposits in amounts less than $100,000 (42.0% of total deposits), and approximately $108 million in time deposits of $100,000 or more (17.4% of total deposits). There were no brokered deposits at December 31, 1998.

         Lending

         Fidelity's primarily lending activities include consumer loans (direct and indirect automobile loans and credit card loans), real estate loans and commercial loans to small and medium sized businesses. Secured construction loans to home builders are made in the Atlanta, Georgia, Jacksonville and Tampa, Florida metropolitan areas. Residential mortgages are made in Atlanta, Georgia and Jacksonville, Florida. The loans are often secured by first and second real estate mortgages. FNB offers direct installment loans to consumers on both a secured and unsecured basis. Commercial lending includes the extension of credit for business purposes.

         As of December 31, 1998, Fidelity had consumer (including installment and credit card loans), real estate (including residential mortgage, construction and commercial loans secured by real estate), and commercial loans of $304 million, $159 million and $73 million, representing approximately 56.8%, 29.6% and 13.6%, respectively, of the total loan portfolio. Real estate loans included $61 million in construction loans, $80 million in residential real estate loans and $18 million in commercial loans secured by real estate. As of December 31, 1998, commercial loans, including commercial loans secured by real estate, totaled $91 million.

         Consumer Lending

         Fidelity consumer lending primarily consists of indirect automobile lending and consumer credit cards. Fidelity also makes direct consumer loans, including direct automobile loans, home equity and personal loans.

         Indirect Automobile Lending. Fidelity acquires, on a non-recourse basis, consumer installment contracts secured by new and used vehicles purchased by consumers from motor vehicle dealers located primarily in Atlanta, Georgia and Northeastern Florida. As of December 31, 1998, the aggregate amount of indirect automobile loans outstanding was $179 million, representing 33.4% of FNB's total loan portfolio. Approximately 60% and 23% of the outstanding indirect automobile loans at December 31, 1998, were originated in the Atlanta and Jacksonville, Florida offices, respectively. An additional $234 million of indirect automobile loans originated and sold by Fidelity are being serviced by Fidelity for others. Each potential sales finance contract is reviewed for creditworthiness and collateral value by Fidelity, which notifies the automobile dealer as to the terms (including interest rate and length of contract) on which the loan will be made to the dealer's customer. Since the sales finance contracts are purchased on a nonrecourse basis, no credit is being extended to the dealers and the dealers have no liability for the sales finance contracts purchased from them, except to the extent of the dealer reserve discussed below and representations and warranties in the dealer's agreement. Once the loan has been documented, the dealer sells the contract to Fidelity.

         The interest rate quoted by a dealer on a sales finance contract may exceed the interest charged by Fidelity on the particular contract. That interest differential or flat fee, depending on dealer arrangement, is amortized in a prepaid asset account. Usually 75% to 100% of the interest differential or flat fee is immediately paid to the dealer as compensation for originating and documenting the loan. The unpaid portion is retained in the dealer holdback account and Fidelity may deduct from this account prepayments, rebates, charge-offs and any rebates of interest charges due Fidelity on sales finance contracts purchased from the dealer. If any amount is remaining in the holdback account at the time all sales finance contracts purchased by Fidelity from the dealer have been paid in full, such amount is paid to the dealer. As of December 31, 1998, the balance in the holdback accounts was $127,000. The potential charge-offs in excess of the holdback are provided for by the allowance for loan losses. Net charge-offs on indirect automobile loans for the two years ended December 31, 1998 and 1997, were $2.0 million and $3.2 million, respectively.

         Credit Card Loans. Fidelity offers Visa, MasterCard, Visa Gold, affinity Visa programs and sponsors Visa/MasterCard agent bank relationships. These programs are offered on a nationwide basis to persons, businesses, partnerships and associations who meet Fidelity's established underwriting standards with respect to income, credit rating, established residence or domicile and employment. Credit card loans are subject to seasonal fluctuations based on consumer spending habits, with the outstanding balances of such credit card loans rising at the end of each calendar year. At December 31, 1998, credit card loans were approximately $104 million, or 19.4% of the total loan portfolio. The credit card portfolio was built substantially through affinity programs. The affinity programs include colleges, associations and other entities which contract to assist Fidelity in marketing its credit cards in return for issuance and transaction fee income.

         Residential Mortgage Banking

         Fidelity Mortgage is engaged in the residential mortgage banking business, focusing on one-to-four family properties. Fidelity Mortgage offers Federal Housing Authority ("FHA"), Veterans Administration ("VA"), conventional and non-conforming loans (those with balances over $240,000). In addition, loans are purchased from independent mortgage companies located in the southeast. Fidelity Mortgage operates from three locations in the Atlanta metropolitan area and also has loan origination offices in Jacksonville and Tampa, Florida. Fidelity Mortgage is an approved originator and servicer for Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") and is an approved originator for loans insured by Housing and Urban Development ("HUD").

         Mortgage loans held-for-sale fluctuate due to economic conditions, interest rates, the level of real estate activity and seasonal factors. During 1998, Fidelity Mortgage originated approximately $34 million in loans to be held in Fidelity's portfolio. Fidelity Mortgage typically retains the right to service mortgages sold to investors, but from time to time sells servicing rights to other mortgage loan servicers. Servicing activities include the collection of principal and interest payments, maintenance of escrow balances and remittance of insurance and tax payments on behalf of mortgagees and the offer of insurance products to borrowers. In return for servicing mortgages, Fidelity Mortgage is entitled to a servicing fee, generally .25% to .50% per annum of the outstanding principal balance of a mortgage serviced. Due to normal amortization of the principal balance, the dollar amount of the fee earned on a particular mortgage declines over time and no further fee will be earned if the mortgage is prepaid or goes into default. During 1998, Fidelity Mortgage closed $140 million of residential mortgage loans. Substantially all servicing rights were retained, except for government and non-conforming loans. As of December 31, 1998, Fidelity Mortgage serviced loans totaling $278 million, of which $45 million were held by the Bank and $220 million were serviced for others.

         Securities Brokerage Services

         Fidelity Capital commenced business as a full-service broker in late 1992. Fidelity Capital is also a registered investment advisor with the Securities and Exchange Commission, operates as a fully disclosed introducing broker and is a member of the National Association of Securities Dealers ("NASD"). Fidelity Capital operates from its headquarters in Atlanta and from two other offices in Fidelity's banking facilities in the Atlanta metropolitan area.

         Trust Products and Services

         Fidelity provides investment products and services to individuals and organizations under trust and agency agreements. At December 31, 1998, the Bank serviced approximately $243 million in assets, with the majority of accounts in custodial and self-directed IRAs. Other services include personal trusts, employee benefit trusts, guardianships, estate settlement accounts, management agency accounts and corporate trusts.

         International Trade Services

         Fidelity provides services to individuals and business clients in meeting their international business requirements. Letters of credit, foreign currency drafts, foreign and documentary collections, export finance and international wire transfers are some of the services provided.

SIGNIFICANT OPERATING POLICIES

         Lending Policy

         Lending authority is delegated by the Board of Directors of the Bank to loan officers, each of whom is limited as to the amount of secured and unsecured loans that the loan officer can make to a single borrower or related group of borrowers. All loans in excess of $100,000 (new relationships) or $250,000 (existing relationships) must be approved by a committee of officers of the Bank. All loans over $500,000 must be approved by the President and Chief Executive Officer of the Bank or the Chairman of the Board of the Bank. All loans in excess of $1,000,000 must be approved by the Loan and Discount Committee of the Board of Directors of the Bank.

         The Bank provides written guidelines for lending activities. Secured loans, except indirect installment loans which are generally secured by the vehicle purchased, are to be made to persons who are well-established and have net worth, collateral and cash flow to support the loan. Real estate loans are made only when such loans are secured by real property located primarily in Georgia or Florida. Unsecured loans, except credit card loans, normally are to be made by the Bank only to persons who maintain depository relationships with the Bank. Any loan renewal request is reviewed in the same manner as an application for a new loan.

         Under certain circumstances, the Bank takes investment securities as collateral for loans. If the purpose of the loan is to purchase or carry margin stock, the Bank will not advance loan proceeds of more than 50% of the market value of the stock serving as collateral. If the loan proceeds will be used for purposes other than purchasing or carrying margin stock, the Bank generally will lend up to 70% of the current market value of the stock serving as collateral.

         Making loans to businesses for working capital is a traditional function of commercial banks. Such loans are expected to be repaid out of the current earnings of the commercial entity. The ability of the borrower to service its debt is dependent upon the success of the commercial enterprise. It is the policy of the Bank to require security for these loans.

         For loans that are collateralized by inventory, furniture, fixtures and equipment, the Bank does not generally advance loan proceeds of more than 50% of the inventory value and more than 50% of the furniture, fixtures and equipment value serving as collateral. When inventory serves as primary collateral, accounts receivable generally will also be taken as collateral. Maximum collateral values for accounts receivable is 80% of eligible receivables outstanding. No collateral value will be assigned for accounts receivable outstanding past 90 days.

         Many of the Bank's commercial loans are secured by real estate (and thus are categorized as real estate mortgage loans) because such collateral may be superior to other types of collateral owned by small businesses. Loans secured by commercial real estate, however, are subject to certain inherent risks. Commercial real estate may be substantially illiquid, and commercial real estate values are difficult to ascertain and are subject to wide fluctuations depending upon economic conditions. For loans in excess of $250,000, the Bank generally requires that qualified independent appraisers determine the value of any commercial real estate taken as collateral, and the Bank will generally lend 75% of the appraised value or the purchase price of the real estate, whichever is less.

         The Bank originates short-term residential construction loans for detached housing and a limited number of residential acquisition and development loans in the Atlanta and Jacksonville metropolitan areas. Residential construction loans are made through the use of officer guidance lines, which are approved, when appropriate, by the Bank's Loan and Discount Committee. Specific maximum loan commitment and numbers of unsold houses allowed are clearly identified for each of the approximately 75 builders' officer guidance lines. Each loan is individually reviewed and approved by the loan officer and is subject to an appraisal and a maximum 80% loan-to-value ratio.

         These guidelines are approved for established builders with track records and adequate financial strength to support the credit being requested. Loans may be for speculative starts or for pre-sold residential property to specific purchasers. As of December 31, 1998, approximately $61 million (11.4% of total loans) was outstanding on total residential construction loans, of which approximately $16 million was for acquisition and development loans. Acquisition and development loans generally have 18 month or shorter maturities and are for the purpose of developing lots for a builder's own building program usage or are generally pre-sold to an established builder or builders.

         Inter-agency guidelines adopted by Federal banking regulators, including the OCC, require that financial institutions establish real estate lending policies. The guidelines also established certain maximum allowable real estate loan-to-value standards. The Bank has adopted the Federal standards as its maximum allowable standards, but has in place loan policies which are, in some cases, more conservative than the OCC guidelines. The Bank and OCC guidelines require maximum allowable loan-to-value ratios for various types of real estate loans as set forth below.




                                                        MAXIMUM ALLOWABLE
                                                       LOAN-TO-VALUE RATIO
                                                       --------------------


LOAN CATEGORY
Land............................................              65%
Land development................................              75
Construction:
  Commercial, multifamily(1) and other
    nonresidential..............................              80
One-to-four family residential..................              85
Improved property...............................              85
Owner-occupied one-to-four family and
   home equity(2)...............................              --

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

         Potential specific risk elements associated with each of the Bank's lending categories include the following:

Credit cards................................ Employment status, changes in local economy, unsecured credit risks

Installment loans to
 individuals................................ Employment status, changes in local economy, difficulty in monitoring collateral (vehicle, boat, mobile home) and limited personal contact as a result of indirect lending through dealers
Commercial, financial
 and agricultural........................... Industry concentrations, difficulty in monitoring the valuation of collateral (inventory, accounts receivable and vehicles), borrower management expertise, increased competition, and
                                             specialized or obsolete equipment as collateral



Real estate-residential
 construction .............................. Inadequate collateral and change in market conditions

Real estate-residential
  mortgage.................................. Changes in local economy and caps on variable rate loans

         Management believes that the outstanding loans included in each of these categories do not represent more than the normal risks associated with these categories, as described above. Fidelity's underwriting and asset quality monitoring systems focus on minimizing the risks outlined above.

         Loan Review and Nonperforming Assets

         The Bank's credit administration department reviews its loan portfolio to identify potential deficiencies and appropriate corrective action. The credit administration department attempts to review 30% to 45% of commercial and construction loan portfolios and 10% of the consumer portfolio, annually. The results of the reviews are presented to the Bank's Board of Directors on a monthly basis. Loan reviews are performed on credits that are selected according to their risk. Past due loans are reviewed weekly by each lending officer and by the credit administration department. A summary report is reviewed monthly by the Bank's Board of Directors. The Bank Loan Committee of the Board of Directors of Bank annually reviews all loans over $1.0 million.

         A sampling of credit card accounts are reviewed on a monthly basis for compliance with credit policy. Review procedures include a determination of whether the appropriate review of employment, residence and other information has been completed, recalculation of the borrower's debt coverage ratio, and analysis of the borrower's credit history to determine if it meets the Bank's established criteria. Policy exceptions are analyzed monthly. Delinquencies are monitored daily. Accounts are charged off after they are 180 days past due in accordance with industry practice.

         A 10% sample of consumer loans is reviewed on a monthly basis in compliance with the Bank's policies and procedures.

         A provision for loan losses and a corresponding increase in the allowance for loan losses are recorded monthly, taking into consideration the historical charge-off experience, delinquency and current economic conditions, and management's estimate of losses inherent in the loan portfolio.

         Asset/Liability Management

         Fidelity's asset/liability committee (the "Committee") is comprised of officers of Fidelity and the Bank who are charged with managing Fidelity's assets and liabilities. The Committee attempts to manage asset growth, liquidity and capital in order to maximize income and reduce interest rate risk. The Committee directs Fidelity's overall acquisition and allocation of funds. At its monthly meetings, the Committee reviews and discusses the monthly asset and liability funds budget and projections in relation to the actual flow of funds. The Committee also reviews and discusses peer group comparisons, the ratio of the amount of rate-sensitive assets to the amount of rate-sensitive liabilities and other variables, such as expected loan demand, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary policy adjustments and the overall state of the economy.

         Investment Policy

         Fidelity's investment portfolio policy is to maximize income consistent with liquidity, asset quality, regulatory constraints and asset/liability objectives. The policy is reviewed at least annually by Fidelity's and the Bank's Board of Directors. The Boards of Directors are provided information monthly concerning sales, purchases, resulting gains or losses, average maturity, Federal taxable equivalent yields and appreciation or depreciation by investment categories.

SUPERVISION AND REGULATION

         Holding Company Regulation

         Fidelity is a registered bank holding company subject to regulation by the Federal Reserve Board ("Federal Reserve" or "FRB") under the Bank Holding Company Act of 1956, as amended ("Holding Company Act"). Fidelity is required to file financial information with the Federal Reserve periodically and is subject to periodic examination by the Federal Reserve.

         The Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve (i) before it may acquire, direct or indirect, ownership or control of more than 5% of the voting shares of any bank that it does not control; (ii) before it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of a bank; and (iii) before it may merge or consolidate with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of voting shares of any company engaged in such activities. This prohibition does not apply to activities found by the Federal Reserve, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation or order to be closely related to banking are: making or servicing loans and certain types of leases; performing certain data processing services; acting as fiduciary or investment or financial advisor; providing discount brokerage services; and making investments in corporations or projects designed primarily to promote community welfare.

         Fidelity must also register with the Georgia Department of Banking and Finance ("GDBF"). Such registration filing includes information with respect to the financial condition, operations, management and intercompany relationships of Fidelity, Fidelity and its other subsidiaries, and related matters. The GDBF may also require such other information as is necessary to keep itself informed as to whether the provisions of Georgia law and the regulations and orders issued thereunder by the GDBF have been complied with, and the GDBF may make examinations of Fidelity.

         Fidelity, Fidelity Mortgage and Fidelity Capital are "affiliates" of Fidelity National Bank under the Federal Reserve Act, which imposes certain restrictions on (i) loans by the Bank to Fidelity, (ii) investments in the stock or securities of Fidelity by the Bank, (iii) the Bank's accepting the stock or securities of one of its affiliates from a borrower as collateral for loans and
(iv) the purchase of assets from Fidelity by the Bank. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any grant of credit, lease or sale of property or furnishing of services.

         Bank Regulation

         The Bank is a national bank chartered under the National Bank Act. The Bank and its wholly-owned subsidiaries are subject to the supervision of, and are regularly examined by, the OCC. The OCC regulates and monitors all areas of the Bank and Fidelity Mortgages' operations and activities, including reserves, loans, mergers, issuances of securities, payments of dividends, interest rates, mortgage servicing, accounting and establishment of branches. Interest and certain other charges collected or contracted for by the Bank are also subject to state usury laws or certain Federal laws concerning interest rates.

         The Bank is insured by the Federal Deposit Insurance Corporation (the "FDIC"). The major functions of the FDIC with respect to insured banks include paying depositors to the extent provided by law if an insured bank is closed without adequate provision having been made to pay claims of depositors, acting as a receiver of state banks placed in receivership when appointed receiver by state authorities and preventing the development or continuance of unsound and unsafe banking practices. The FDIC also has the authority to recommend to the appropriate Federal agency supervising an insured bank that the agency take informal action against such institution and to act to implement the enforcement action itself if the agency fails to follow the FDIC's recommendation. The FDIC also has the authority to examine all insured banks.

         In 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("1991 Act") was adopted, the principal initial effect of which was to permit the Bank Insurance Fund ("BIF") to borrow up to $30 billion from the U.S. Treasury (to be repaid through deposit insurance premiums over 15 years) and to permit the BIF to borrow working capital from the Federal Financing Bank in an amount up to 90% of the value of the assets the FDIC has acquired from failed banks. Pursuant to the 1991 Act, the FDIC has implemented a risk-based assessment system whereby banks are assessed on a sliding scale depending on their placement in nine separate supervisory categories. Effective June 1, 1995, the BIF reached the designated reserve ratio of 1.25% of total estimated deposits and the FDIC lowered the assessment rate schedule for BIF members to $0.04 per $100 of deposits for the healthiest banks to $.31 per $100 of deposits for less healthy institutions. The Bank's BIF assessment rate was $.07 per $100 of deposits in 1996.

         As a result of the Bank's capital position in 1996, its FDIC assessments increased significantly during 1997. The Bank's total FDIC insurance and SAIF assessments for the three years ended December 31, 1996, 1997 and 1998 were $427,000, $1,065,000 and $1,208,000, respectively. At December 31, 1998, the Bank's BIF assessment rate was $.17 per $100 of deposits. Effective January 1, 1999, the Bank's BIF assessment rate became $.03 per $100 of deposits.

         Various other sections of the 1991 Act impose substantial new auditing and reporting requirements and increase the role of independent accountants and outside directors on banks having assets of $500 million or more, and regulators may encourage smaller banks to comply with such requirements. The 1991 Act also provides for a ban on the acceptance of brokered deposits except by well capitalized institutions and by adequately capitalized institutions with the permission of the FDIC, and for restrictions on the activities engaged in by state banks and their subsidiaries as principal, including insurance underwriting, to the same activities permissible for national banks and their subsidiaries, unless the state bank is well capitalized and a determination is made by the FDIC that the activities do not pose a significant risk to the insurance fund. The effect on Fidelity of these measures contained in the bill will be to a great extent dependent upon the manner in which bank regulatory authorities interpret and enforce regulations that have been issued pursuant to the 1991 Act.

         One-Time SAIF Assessment

         In 1992 the Bank acquired deposits from a savings and loan institution. These deposits are subject to FDIC deposit insurance assessments for the SAIF. On September 3, 1996, legislation authorizing the recapitalization of the SAIF became effective. This legislation required the Bank and all other depository institutions having SAIF insured deposits, to pay a one-time assessment. The Bank provided for this special assessment and recorded a pretax charge of $250,000 in the third quarter of 1996.

         Capital Requirements

         The information contained in notes 2 and 11 to Fidelity's 1998 Annual Report to Shareholders under the headings "Regulatory Agreements" and "Shareholders' Equity" are incorporated herein by reference.

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

         The legislation also provides that, unless an individual state elects beforehand either (i) to accelerate the effective date or (ii) to prohibit out-of-state banks from operating interstate branches within its territory, on or after June 1, 1997, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank would be permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. The State of Georgia has enacted legislation in connection with the Interstate Banking Act which requires that a bank located within the state must be in existence for a period of five years before it may be acquired by an out-of-state institution. This state legislation also requires out-of-state institutions to purchase an existing bank or branch in the state rather than starting a de novo bank. Many states, including Georgia, have enacted legislation which permits banks with different home states to merge if the states involved have enacted legislation permitting interstate bank mergers prior to June 1, 1997. Under Georgia law, as of July 1, 1998, new or additional branch banks may be established anywhere in the state with the prior approval of the appropriate regulator.

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

         Fidelity believes that this legislation may result in increased takeover activity of Georgia financial institutions by out-of-state financial institutions. Fidelity does not presently anticipate that such legislation will have a material impact on its operations or future plans.

         Regulation of Mortgage Banking

         The mortgage banking industry is subject to the rules and regulations of, and examinations by, the GDBF, FNMA, FHLMC, Government National Mortgage Association ("GNMA"), HUD, FHA and state regulatory authorities with respect to originating, processing, underwriting, selling, securitizing and servicing residential mortgage loans. In addition, there are other Federal and state statutes and regulations affecting such activities. These rules and regulations, among other things, require licensing of mortgage bankers, govern how mortgage servicers process a mortgagor's payment, require an annual analysis of Fidelity Mortgage's escrow balances and also regulate the procedure for making investor payments.

         Many states have adopted statutes and regulations which require the payment of interest on escrow accounts, but many of these provisions contain exemptions from the requirement to pay interest. The common exemptions are: interest is paid only on loans originated after enactment or a phase-in; interest need only be paid if the mortgage servicer earns interest on the account; interest need not be paid by an out-of-state mortgage servicer; and interest need not be paid on low loan-to-value loans or government loans or where interest is offset by administrative expenses. It is presently unclear whether these statutes and regulations, or some variation thereof, will be implemented by other states and if so what effect that will have on Fidelity and Fidelity Mortgage.

         Georgia law requires the registration and licensing of mortgage brokers and lenders engaged in making loans secured by one-to-four family residential property located in Georgia (the "Mortgage Act"). Fidelity Mortgage, as a subsidiary of a Georgia bank holding company subject to examination by the GDBF, is exempt from the licensing requirement of the Mortgage Act, but is required to register with the GDBF. Fidelity Mortgage must renew its registration annually and provide the GDBF in its renewal application with information, including a general plan of the business, financial statements and other financial information requested by the GDBF and shareholders owning at least 10% of the mortgage lender's equity. Fidelity Mortgage is required to maintain such records as the GDBF may require and is subject to examination by the GDBF. In addition, Fidelity Mortgage must file an annual report with the GDBF each year.

         The Mortgage Act requires that mortgage brokers and lenders, including Fidelity Mortgage, make certain disclosures to applicants for mortgage loans. The Mortgage Act also provides authority for the GDBF to promulgate rules with respect to escrow accounts and the advertising of mortgage loans, and the GDBF has promulgated regulations governing mortgage loan advertising. In addition, the Mortgage Act imposes restrictions on unfair mortgage banking practices, as defined by the Mortgage Act.

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

         Broker-Dealer Regulation

         Securities broker-dealers are subject to extensive regulation. Generally, broker-dealers must register with the Commission and the states in which they operate. All broker-dealers must be members of the National Association of Securities Dealers ("NASD"), subject to its rules and disciplinary procedures. Personnel of broker-dealers engaged in sales activities must be licensed as salespeople under the appropriate state laws and register with the NASD. Registered broker-dealers are subject to detailed record keeping and reporting requirements. The extent to which broker-dealers can extend credit is also subject to regulation. Fidelity Capital, as a registered broker-dealer, is also subject to rules regarding minimum capital, disclosure obligations, restrictions on markups, and other matters.

COMPETITION

         The banking business is highly competitive. Fidelity's primary market area, other than for credit cards, residential mortgages and indirect automobile loans, consists of Fulton, DeKalb, Cobb and Gwinnett counties, Georgia. The Bank competes for traditional bank business with numerous other commercial banks and thrift institutions with offices in Fidelity's primary trade area, many of which have greater financial resources than Fidelity. Fidelity also competes for loans with insurance companies, regulated small loan companies, credit unions and certain governmental agencies. Fidelity Capital competes with independent brokerage and investment companies as well as state and national banks and their affiliates and other financial companies. There can be no assurance that additional companies will not offer products and services that are competitive with those offered by Fidelity and its subsidiaries. The emergence of such competitors could have a material adverse effect on results of operations and financial condition of Fidelity.

         The credit card, indirect automobile financing and mortgage banking industries are also highly competitive. Fidelity competes with banks and special purpose credit card banks and companies throughout the United States as well as entities such as General Motors Corporation for credit card customers. In the indirect automobile financing industry, Fidelity competes with specialty consumer finance companies in addition to banks. Fidelity Mortgage competes with independent mortgage banking companies, state and national banks and their subsidiaries, as well as thrift institutions and insurance companies. There can be no assurance that additional companies will not offer products and services that are competitive with those offered by Fidelity. The emergence of such competitors could have a material adverse effect on the results of operations and financial condition of Fidelity.

EMPLOYEES

         As of December 31, 1998, Fidelity had 410 full-time equivalent employees. Fidelity is not a party to any collective bargaining agreement. Fidelity believes that its employee relations are good.

EXECUTIVE OFFICERS

         Executive officers are elected by the Board of Directors annually at the Board of Directors' meeting held directly after the Annual Meeting of Shareholders and hold office until the next election, unless they sooner resign or are removed from office.

         Fidelity's executive officers, their ages, their positions with Fidelity at February 28, 1998, and the period during which the person served as an executive officer, are as follows:


                                               Officer
       Name                          Age        Since               Position
       ----                          ---       ------               --------
James B. Miller, Jr.                 58         1979      Chairman of the Board, President and Chief
                                                          Executive Officer of  Fidelity since 1979;
                                                          Chairman of Fidelity Bank since 1998;
                                                          President of the Bank from 1977 to 1997,
                                                          Chairman of Fidelity Mortgage since 1979,
                                                          and Chairman of Fidelity Capital since
                                                          1992.

Larry D. Peterson                    50         1997      Vice President of Fidelity since 1997; President and
                                                          Chief Executive Officer of the Bank  since 1997.


                                               Officer
       Name                          Age        Since               Position
       ----                          ---       ------               --------
M. Howard Griffith, Jr.               55        1994      Principal Accounting Officer of Fidelity and Chief
                                                          Financial Officer of the Bank since February 1994.

Palmer Proctor, Jr.                   31        1996      Vice President of Fidelity since 1996; Vice President
                                                          of the Bank since 1993.  Joined the Bank as a Management
                                                          Associate in 1990.


RISK FACTORS

         Credit Card Loan Loss Trends; Seasoning Risks of Credit Card Portfolio

         During 1996 and 1997, Fidelity experienced higher than historical levels of loan losses on its credit card loans. There can be no assurance that future credit card losses will not continue at higher than historical levels in the future. Continued credit card loan losses exceeding Fidelity's historical rate could have a material adverse affect on the results of operations and financial condition of Fidelity.

         Credit Risk and Loan Concentration

         A major risk facing lenders is the risk of losing principal and interest as a result of a borrower's failure to perform according to the terms of the loan agreement, or "credit risk." Real estate loans include residential mortgages and construction and commercial loans secured by real estate. Fidelity's credit risk with respect to its real estate loans relates principally to the value of the underlying collateral. Fidelity's credit risk with respect to its indirect automobile loans and commercial loans relates principally to the general creditworthiness of the borrowers who primarily are individuals and small and medium-sized businesses in the metropolitan areas of Atlanta, Georgia and Jacksonville and Tampa, Florida. While indirect automobile loans are secured, they are characterized by loan to value ratios that could result in Fidelity not recovering the full value of an outstanding loan upon default by the borrower. Fidelity's credit risk with respect to its credit card portfolio relates principally to the general creditworthiness of individuals in light of the unsecured nature of credit card loans. There can be no assurance that the allowance for loan losses will be adequate to cover future losses in the existing loan portfolios. Loan losses exceeding Fidelity's historical rates could have a material adverse affect on the results of operations and financial condition of Fidelity.

         Year 2000 Issues

         Fidelity uses software that will be affected by the date change in the Year 2000. Date sensitive systems may recognize the Year 2000 as 1900, or not at all. This may cause systems to process critical financial and operational information incorrectly or not at all. Fidelity has taken and is taking action to correct this problem. Fidelity has taken various actions to determine the nature and work required to make its system Year 2000 compliant. Fidelity continues to evaluate the estimated costs of compliance and has commenced corrective action to achieve compliance. Fidelity has implemented a Year 2000 program and has, in its opinion, allocated adequate resources for this purpose. While compliance has and will involve additional costs, Fidelity believes, based on current information, that it will timely achieve Year 2000 compliance without a material adverse effect on its business. However, there can be no assurances that its estimates of costs involved will prove to be accurate or that it will have timely resolved all Year 2000 related issues. Failure to timely achieve Year 2000 compliance at its cost estimates could have a material adverse effect on its financial condition and business of Fidelity.

         Potential Impact of Change in Interest Rate

         The profitability of Fidelity depends to a large extent upon its net interest income which is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings. The net interest income of Fidelity would be adversely affected if changes in market interest rates resulted in the cost of interest-bearing liabilities increasing faster than the increase in the yield on the interest-earning assets of Fidelity. In addition a decline in interest rates may result in greater than normal prepayments of the higher interest bearing obligations held by Fidelity.

         Management Information Systems

         The sophistication and level of risk of Fidelity's business requires the utilization of thorough and accurate management information systems. Failure of management to effectively implement, maintain, update and utilize updated management information systems could prevent management from recognizing in a timely manner deterioration in the performance of its business, particularly its credit card and indirect automobile loan portfolios. Such failure to effectively implement, maintain, update and utilize comprehensive management information systems could have a material adverse effect on the results of operations and financial condition of Fidelity.

         Adverse Economic Conditions

         Fidelity's major lending activities are indirect automobile, credit card, and real estate and commercial loans. Indirect automobile loans and residential mortgage loans are also produced for resale with servicing rights retained. An increase in interest rates could have a material adverse effect on the housing and automobile industries and consumer spending generally. In addition, an increase in interest rates could cause a decline in the value of residential mortgages and indirect automobile loans held-for-sale by Fidelity. These events could adversely affect the results of operations and financial condition of Fidelity.

         As of December 31, 1998, residential mortgages held-for-sale by Fidelity were principally on real property located in the metropolitan areas of Atlanta, Georgia and Jacksonville, Florida. Fidelity's indirect automobile loans have been obtained principally from automobile dealers located in the metropolitan areas of Jacksonville and Tampa, Florida, and Atlanta, Georgia. As of December 31, 1998, credit card loans were concentrated with borrowers in Georgia, California, Texas and

Florida. Adverse national, regional and local economic conditions may adversely affect the results of operations and financial condition of Fidelity.

         Dependence on Key Personnel

         Fidelity currently depends heavily on the services of its Chief Executive Officer, James B. Miller, Jr, and a number of other key management personnel. The loss of Mr. Miller's services or of other key personnel could materially and adversely affect the results of operations and financial condition of Fidelity. Fidelity's success will also depend in part on its ability to attract and retain additional qualified management personnel. Competition for such personnel is strong in the banking industry and Fidelity may not be successful in attracting or retaining the personnel it requires.

         Governmental Regulation -- Banking

         Fidelity and the Bank are subject to extensive supervision, regulation and control by several federal and state governmental agencies, including the FRB, OCC, GBDF, FDIC, FNMA, FHLMC, and GNMA. Future legislation, regulations and government policy could adversely affect Fidelity and the financial institutions industry as a whole, including the cost of doing business. Although the impact of such legislation, regulation and policies cannot be predicted, future changes may alter the structure of and competitive relationships among financial institutions and the cost of doing business.

         Governmental Regulation -- Mortgage Banking

         The mortgage banking operations of Fidelity are subject to extensive regulation by federal and state governmental authorities and agencies, including FNMA, FHLMC, GNMA, the Federal Housing Authority, and the Veterans Administration. Consequently, Fidelity is subject to various laws, rules and regulations and judicial and administrative decisions that, among other things, regulate credit-granting activities, govern secured transactions, and establish collection, repossession and claims-handling procedures and other trade practices. Failure to comply with regulatory requirements can lead to loss of approved status, termination of servicing contracts without compensation to the servicer, demands for indemnification or mortgage loan repurchases, class action lawsuits and administrative enforcement actions. Although Fidelity believes that it is in compliance in all material respects with applicable federal, state and agency laws, rules and regulations, there can be no assurance that more restrictive laws, rules and regulations will not be adopted in the future which could make compliance more difficult or expensive, restrict Fidelity's ability to originate, purchase or sell mortgage loans, further limit or restrict the amount of interest and other fees that may be earned or charged on mortgage loans originated, purchased or serviced by Fidelity or otherwise adversely affect the results of operations and financial condition of Fidelity.

         Governmental Regulation -- Securities

         The securities industry in the United States is subject to extensive regulation under both federal and state laws. Broker-dealers are subject to regulations covering all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers' funds and securities, capital structure, record keeping and the conduct of directors, officers and employees. Fidelity Capital is required to comply with many complex laws and rules as a broker-dealer, including rules relating to possession and control of customer funds and securities, margin lending and execution and settlement of transactions.

         Additional legislation, changes in rules promulgated by the Securities and Exchange Commission ("Commission"), NASD, the FRB, the various stock exchange and other self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers. The Commission, the NASD, and other self-regulatory organizations and state securities commissions may conduct administrative proceedings regarding alleged violations of their rules, which can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or any of its officers or employees. Fidelity Capital's ability to comply with all applicable laws and rules is dependent in large part upon the establishment and maintenance of a compliance system reasonably designed to ensure such compliance, as well as Fidelity Capital's ability to attract and retain qualified compliance personnel. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of creditors and stockholders of broker-dealers. Fidelity Capital could in the future be subject to disciplinary or other actions due to claimed noncompliance, which could have a material adverse effect on the results of operations and financial condition of Fidelity.

         Consumer and Debtor Protection Laws

         Fidelity is subject to numerous federal and state consumer protection laws that impose requirements related to offering and extending credit. The United States Congress and state governments may enact laws and amend existing laws to regulate further the consumer industry or to reduce finance charges or other fees or charges applicable to credit card and other consumer revolving loan accounts. Such laws, as well as any new laws or rulings which may be adopted, may adversely affect Fidelity's ability to collect on account balances or maintain previous levels of finance charges and other fees and charges with respect to the accounts. Any failure by Fidelity to comply with such legal requirements also could adversely affect its ability to collect the full amount of the account balances. Changes in federal and state bankruptcy and debtor relief laws could adversely affect the results of operations and financial condition of Fidelity if such changes result in, among other things, additional administrative expenses and accounts being written off as uncollectible.

         Composition of Real Estate Loan Portfolio

         The real estate loan portfolio of Fidelity includes residential mortgages and construction and commercial loans secured by real estate. Fidelity generates all of its real estate mortgage loans in Georgia and Florida. Therefore, conditions of these real estate markets could strongly influence the level of Fidelity's non-performing mortgage loans and the results of operations and financial condition of Fidelity. Real estate values and the demand for mortgages and construction loans are affected by, among other things, changes in general or local economic conditions, changes in governmental rules or policies, the availability of loans to potential purchasers, and acts of nature. Although Fidelity's underwriting standards are intended to protect Fidelity against adverse general and local real estate trends, declines in real estate markets could adversely impact the demand for new real estate loans, the value of the collateral securing Fidelity's loans and the results of operations and financial condition of Fidelity.

         Monetary Policy

         The operating results of the Bank are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. Government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels and loan demand on the results of operations and business of Fidelity.

         Relationship with Dealers

         Fidelity's indirect automobile lending operation depends in large part upon its ability to maintain and service its relationships with automobile dealers. There can be no assurance Fidelity will be successful in maintaining such relationships or increasing the number of dealers with which it does business or that its existing dealer base will continue to generate a volume of finance contracts comparable to the volume historically generated by such dealers.


ITEM 2.           PROPERTIES

         Fidelity's principal executive offices consist of 49,368 leased square feet (of which 23,939 square feet are sublet) in Atlanta, Georgia. Fidelity's operations are principally conducted from 80,000 square feet located at 3 Corporate Square, Atlanta, Georgia. The Bank has 19 Branch offices located in Fulton, DeKalb, Cobb and Gwinnett Counties, Georgia, 13 are owned and six are leased. Fidelity leases loan production offices in Jacksonville and Tampa, Florida.


ITEM 3.           LEGAL PROCEEDINGS

         Fidelity is a party to claims and lawsuits arising in the course of normal business activities. Although the ultimate outcome of these claims and lawsuits cannot be ascertained at this time, it is the opinion of management that none of these matters when resolved will have a material adverse effect on Fidelity's results of operations or financial condition.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II


ITEM 5.           MARKET FOR FIDELITY'S COMMON EQUITY AND RELATED
                  SHAREHOLDER MATTERS

         STOCK. Fidelity's Common Stock is listed on the Nasdaq National Market under the trading symbol LION. There were approximately 575 holders of record and approximately 2,000 beneficial owners whose shares of Fidelity's Common Stock are held by brokers, dealers and their nominees as of February 28, 1998.

         Market prices of the Fidelity's Common Stock included on the inside back cover of the 1998 Annual Report to Shareholders are incorporated herein by reference. The last sale price on December 31, 1998, was $10.75.

         On September 30, 1996, Fidelity sold an aggregate of 44,015 shares of Common Stock to directors and their affiliates in a private placement at $12.625 per share paid in cash. This private placement of securities is exempt from registration under Section 4(2) of the Securities Act of 1933.

         During June 1997, Fidelity issued 752,000 shares of Preferred Stock at a purchase price of $6.25 per share in a private placement. 704,000 shares of Preferred Stock were sold for cash aggregating $4,400,000 and 48,000 shares of Preferred Stock were exchanged for Fidelity subordinated debt in the principal amount of $300,000. During July 1997, an additional 232,000 shares of Preferred Stock were sold for $1,100,000 paid in cash and $350,000 in exchange for subordinated debt of Fidelity in the principal amount of $350,000. The sale of the Preferred Stock was exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated by the Commission.

         In connection with the public offering of Common Stock in December 1997, Fidelity issued to Raymond James & Associates, Inc., the principal underwriter, warrants to purchase 150,000 shares of Common Stock at a purchase price of $8.25 per share. The warrants are exercisable during the four-year period commencing December 12, 1998. The issuance of the warrants was exempt from registration under Section 4(2) of the Securities Act of 1933.

         DIVIDENDS. Fidelity paid $.04 cash dividend on the Common Stock in December, 1998. There were no cash dividends paid on Fidelity's Common Stock during 1997.

         Restrictions on Dividends - Indenture. The indenture ("Indenture") relating to the 8 1/2% Subordinated Notes ("Notes") provides that Fidelity may not pay cash dividends on its capital stock or redeem any shares of its capital stock if the cumulative dividends and redemptions would exceed cumulative consolidated net income of Fidelity for the three-year period ending on the dividend declaration date or redemption date. In addition, no dividend can be declared on the capital stock if an event of default has occurred and is continuing under the Notes, including the failure to pay interest on such indebtedness or default on other indebtedness exceeding $1 million. See Note 8 to the Consolidated Financial Statements.

         Fidelity is currently in default of the covenant of the Indenture restricting dividend payments. During 1998, Fidelity declared dividends on the Preferred Stock and Common Stock aggregating $369,000. If the trustee of the Indenture or holders of ten percent of the Notes sends Fidelity a notice of default and the default continues for a period of thirty days after the notice have been given, then the default will constitute an Event of Default. Upon an Event of Default the trustee may, in its discretion, appoint an observer to attend the meetings of Fidelity's Board of Directors and report thereon to the holders of the Notes. Also, the trustee may take appropriate judicial action as the trustee deems most effective to protect and enforce the rights of the holders of the Notes.

         Restriction on Dividends - FRB Agreement. The FRB Agreement provides that no dividends are to be declared or paid on Fidelity's Common Stock without the prior written approval of the FRB. The payment of the 1998 dividend on the Common Stock was approved by the FRB.

         Restrictions on Dividends by FNB - Regulations. Under the regulations of the OCC the Bank may declare dividends out of net profits. The approval of the OCC is required if the total of all dividends declared by the Bank exceeds the total of its net profits for the year, combined with its retained net profits for the preceding two years. The payment of dividends by the Bank may also be affected or limited by other factors, such as the requirement to maintain capital above regulatory guidelines. At December 31, 1998, the Bank's total shareholders' equity totaled $51 million and exceeds the minimum required capital. Currently, cumulative dividends do exceed cumulative consolidated net income of the Bank for the preceding three year period. Therefore, no dividends can be declared by the Bank on its common stock without the approval of the OCC. During 1997 and 1998, no dividends were paid by the Bank on its common stock. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could preclude the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice.

ITEM 6.           SELECTED FINANCIAL DATA

         Selected financial data for each of the five years ended December 31, 1998, is included in Fidelity's 1998 Annual Report to Shareholders (page 3) and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis of financial condition and results of operations appear under the caption "Consolidated Financial Review" of Fidelity's 1998 Annual Report to Shareholders (pages 4 to 20) and is incorporated herein by reference.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK

         The discussion on Market Risk appears under the caption "Consolidated Financial Review" of Fidelity's 1998 Annual Report to Shareholder (pages 9 to
11) and is incorporated herein by
reference. Quarterly results of operations on page 20 of Fidelity's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Report of Independent Auditors, the Consolidated Financial Statements and Notes to the Consolidated Financial Statements of Fidelity's 1998 Annual Report to Shareholders (pages 21 to 42) are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF FIDELITY

         The information to be contained under the heading "Information About Nominees for Director" in the definitive Proxy Statement to be sent to shareholders in connection with the solicitation of proxies for Fidelity's 1999 Annual Meeting of Shareholders to be held on April 15, 1999, to be filed with the Commission, is incorporated herein by reference. Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of Fidelity is included in Item I of this Report.

ITEM 11.          EXECUTIVE COMPENSATION

         The information to be contained under the headings "Executive Compensation," "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation" in the definitive Proxy Statement to be sent to shareholders in connection with the solicitation of proxies for Fidelity's Annual Meeting of Shareholders to be held on April 15, 1999, to be filed with the Commission, is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The information to be contained under the heading "Voting Securities and Principal Holders" in the definitive Proxy Statement to be sent to shareholders in connection with the solicitation of proxies for Fidelity's 1999 Annual Meeting of Shareholders to be held on April 15, 1999, to be filed with the Commission, is incorporated herein by reference. For purposes of determining the aggregate market value of Fidelity's voting stock held by non-affiliates, shares held by all Fidelity directors and executive officers have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of Fidelity as defined by the Commission.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information to be contained under the heading "Compensation Committee Interlocks and Insider Participation" in the definitive Proxy Statement to be sent to shareholders in connection with the solicitation of proxies for Fidelity's 1999 Annual Meeting of Shareholders to be held on April 15, 1999, to be filed with the Commission, is incorporated herein by reference.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

(a) (1)  Financial Statements.

         The following consolidated financial statements and notes thereto of Fidelity are incorporated by reference in Item 8 of this Report:

         Report of Independent Auditors

         Consolidated Statements of Condition - December 31, 1998, and December 31, 1997

         Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997, and 1996

         Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 1998, 1997 and 1996.

         Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1998, 1997, and 1996

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997, and 1996

         Notes to Consolidated Financial Statements - December 31, 1998

    (2)  Financial Statement Schedules.

         No financial statement schedules are required to be filed as part of this Report on Form 10-K.

    (3)  Exhibits.

         (a) The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K. Items marked with an asterisk relate to management contracts or compensatory plan or arrangement.



 Exhibit No.                       Name of Exhibit
 -----------                       ---------------
3(a) and 4(a)       Articles of Incorporation of Fidelity, as amended (included as
                    Exhibit 3(a) and 4(a) to Fidelity's Registration Statement
                    on Form 10, Commission File No. 0-22374, filed with the
                    Commission and incorporated herein by reference).

3(b)                ByLaws of Fidelity (included as Exhibit 3(b) and 4(b) to
                    Fidelity's Registration Statement on Form 10, Commission
                    File 0-22374, filed with the Commission and incorporated herein by reference).

3(c) Articles of Amendment to the Articles of Incorporation of Fidelity Southern Corporation (included as Exhibit 3(c) to the Report filed on Form 8-K dated August 4, 1995, filed with the Commission and incorporated herein by reference).

3(d) Articles of Amendment to the Articles of Incorporation of Fidelity Corporation increasing the number of authorized shares of capital stock (included as Exhibit 3(d) to the Report on Form 10-K for 1996 which is incorporated by reference).

3(e) Articles of Amendment to the Articles of Incorporation of Fidelity Corporation authorizing the issuance of preferred stock (included as Exhibit 3(e) to the Report on Form 10-K for 1996 which is incorporated by reference).

3(f) Amendment to Articles of Incorporation of Fidelity setting forth the terms of the Preferred Stock (included herein by reference to Exhibit 3(a) to Fidelity's report on Form 8-K dated June 23, 1997).

4(b) Form of Trust Indenture (included herein by reference as Exhibit 4(a) of Amendment 1 to Fidelity's Registration
                    Statement on From
                    S-1, No. 333-99174).

4(c) Form of Subordinated Note (included herein by reference to Exhibit 4(b) of Amendment 1 to Fidelity's Registration
                    Statement
                    on Form S-1, No. 33-99174).

10(a)               Fidelity National Bank Defined Contribution Master Plan and
                    Trust Agreement and related Adoption Agreement, as amended
                    (included as Exhibit 10(a) to Fidelity's Registration Statement on
                    Form 10, Commission File No. 0-22376, filed with the
                    Commission and incorporated herein by reference).



    Exhibit No.                           Name of Exhibit
    -----------                           ---------------
10(b)               Lease Agreement dated February 6, 1989, by and between DELOS and Fidelity National Bank and amendments thereto (included as Exhibit 10(e) to Fidelity's Registration Statement on
                    Form 10, Commission File No. 0-22376, filed with the
                    Commission and incorporated herein by reference).

10(c)               Lease Agreement dated September 7, 1995, by and between Toco
                    Hill, Inc. and Fidelity National Bank (included as Exhibit 10(f) to
                    Fidelity's Annual Report on Form 10-K for the year ended
                    December 31, 1995, and incorporated herein by reference).

10(d)               Agreement dated November 14, 1996, between the OCC and
                    Fidelity (included as Exhibit 10(h) to Fidelity's Annual Report on
                    Form 10-K for the year ended December 31, 1996, which is
                    incorporated herein by reference).

10(e)               Resolution adopted by the Board of Directors of Fidelity on
                    February 13, 1997 (included as Exhibit 10(i) to Fidelity's Annual
                    Report on Form 10-K for the year ended December 31, 1996, which is incorporated herein by reference).

*10(f)              Employment Agreement between Fidelity and James B. Miller, Jr.
                    dated as of September 18, 1997 (included as Exhibit 10(d) to
                    Registration Statement on Form S-2, No. 333-36377, which is incorporated herein by reference).

*10(g) Amendment to Employment Agreement between Management and James B. Miller, Jr. dated November 3, 1997.

*10(h)              Employment Agreement among Fidelity, the Bank and Larry D.
                    Peterson dated as of September 15, 1997 (included as Exhibit
                    10(C) to Registration Statement on Form S-2, No. 333-36377, which is incorporated herein by reference).

*10(i)              The Stock Option Plan (incorporated by reference to Exhibit
                    A of the Proxy Statement of Fidelity dated April 21, 1997, for the 1997 Annual Meeting of Shareholders).

*10(j)              Stock Option Agreement between Larry D. Peterson and Fidelity
                    (included as Exhibit 10(C) to Registration Statement on Form S-2,
                    No. 333-36377, which is incorporated herein by reference).

*10(k)              Stock Option Agreement between James B. Miller, Jr. and Fidelity
                    (included as Exhibit 10(d) to Registration Statement on Form S-2,
                    No. 333-36377, which is incorporated herein by reference).

10(l)               Common Stock Purchase Warrant issued to Raymond James &
                    Associates, Inc. dated December 12, 1997 (included as Exhibit 10(e)
                    to Registration Statement on Form S-2, No. 333-36377, which is incorporated by reference).



    Exhibit No.                      Name of Exhibit
    -----------                      ---------------
       13           1998 Annual Report to Shareholders.  Certain portions of this
                    Exhibit are incorporated by reference into this Form 10-K;
                    except as so incorporated by reference, the 1998 Annual
                    Report to Shareholders is not deemed to be filed as part of this Report on Form 10-K.

       21           Subsidiaries of Fidelity (included as Exhibit 22 to Fidelity's
                    Registration Statement on Form 10, Commission File  No. 0-22376,
                    filed with the Commission and incorporated herein by reference).

       23           Consent of Ernst & Young LLP

       24           Powers of Attorney

       27           Financial Data Schedule (for SEC use only)

                    * management contract or compensatory arrangement required to be filed as an
                    exhibit.

                    (b) Reports on Form 8-K. No reports on Form 8-K were filed during the fiscal quarter ended December 31, 1998.

                    (c)    Exhibits. See Item 14(a)(3) above.

                    (d)    Financial Statement Schedules.  See Item 14(a) (2) above.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Fidelity National Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         FIDELITY NATIONAL CORPORATION


                         By: /s/ James B. Miller, Jr.
                             ---------------------------
                                    James B. Miller, Jr.
                                 Chairman of the Board
                                     March 24, 1999

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Fidelity National Corporation and in the capacities and on the dates indicated.

                  /s/ James B. Miller, Jr.                        Date: March 24, 1999
-------------------------------------------------------
                    James B. Miller, Jr.
             Chairman of the Board and Director
                (Principal Executive Officer)


                 /s/ M. Howard Griffith, Jr.                      Date:  March 24, 1999
------------------------------------------------------
                   M. Howard Griffith, Jr.
                   Chief Financial Officer
        (Principal Financial and Accounting Officer)



*                                                                 Date:  March 24, 1999
------------------------------------------------------
                       David R. Bockel
                          Director


*                                                                 Date:  March 24, 1999
------------------------------------------------------
                    Edward G. Bowen, M.D.
                          Director


*                                                                 Date:  March 24, 1999
------------------------------------------------------
                        Kevin S. King
                          Director


*                                                                 Date:  March 24, 1999
------------------------------------------------------
                      Larry D. Peterson
                          Director


*                                                                 Date:  March 24, 1999
------------------------------------------------------
                      Robert J. Rutland
                          Director

*                                                                  Date:  March 24, 1999
------------------------------------------------------
                   W. Clyde Shepherd, Jr.
                          Director


*                                                                  Date:  March 24, 1999
------------------------------------------------------
                      Gordon M. Sherman
                          Director


*                                                                  Date:  March 24, 1999
------------------------------------------------------
                   R. Phillip Shinall, III
                          Director


*                                                                  Date:  March 24, 1999
------------------------------------------------------
                    Rankin M. Smith, Jr.
                          Director


*                                                                  Date:  March 24, 1999
------------------------------------------------------
                     Felker W. Ward, Jr.
                          Director


*                 /s/ M. Howard Griffith, Jr.                      Date:  March 24, 1999
------------------------------------------------------
                   M. Howard Griffith, Jr.
                      Attorney-in-fact