Form 10-Q
period 1999-03-31
FIDELITY NATIONAL CORP /GA/
filed 1999-05-12
CIK 822662

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                   March 31, 1999
                                 -----------------------------------------------


Commission File Number:   0-22374
                       ---------------------------------------------------------

                          Fidelity National Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Georgia                                                   58-1416811
(State or other jurisdiction of incorporation                (I.R.S. Employer
 or organization)                                            Identification No.)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                    Shares Outstanding at April 30, 1999
             -----------------             -------------------------------------
        Common Stock, no par value                       8,141,702

                          FIDELITY NATIONAL CORPORATION

                                      INDEX


                                                                                  Page Number
                                                                                  -----------


Part I.           Financial Information

       Item 1.    Financial Statements

                  Consolidated Statements of Condition March 31, 1999
                  (unaudited) and December 31, 1998                                      1

                  Consolidated Statements of Income (unaudited)
                  Three Months Ended March 31, 1999 and
                  1998                                                                   2

                  Consolidated Statements of Cash Flows (unaudited)
                  Three Months Ended March 31, 1999 and 1998                             3

                  Notes to Consolidated Financial Statements                           4-5

       Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                 5-12

Part II.          Other Information                                                     12

       Item 3.    Quantitative and Qualitative Disclosures about Market                8-9
                  Risk (included in Part I Item 2)

       Item 6.    Exhibits and Reports on Form 8-K                                      12

Signature Page                                                                          12

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                                       (Unaudited)
                                                                                         March 31,            December 31,
                                                                                           1999                  1998
                                                                                      ------------            ------------
ASSETS
   Cash and due from banks                                                            $ 31,730,180            $ 32,726,501
   Interest-bearing deposits with banks                                                  1,266,154               1,417,679
   Federal funds sold                                                                   33,046,660              45,785,746
   Investment securities available-for-sale                                             42,107,960              43,404,870
   Investment securities held-to-maturity  (approximate fair value of  $38,361,980 and $29,755,873 at March 31, 1999,
       and December 31, 1998, respectively)                                             38,413,993              29,652,667
   Loans held-for-sale                                                                  35,155,354              39,655,259
   Loans, net of unearned income                                                       519,778,712             496,220,907
   Allowance for loan losses                                                           (11,231,556)            (11,910,601)
                                                                                      ------------            ------------
   Loans, net                                                                          508,547,156             484,310,306
   Premises and equipment, net                                                          19,494,558              19,643,697
   Other real estate                                                                       911,390               1,093,264
   Accrued interest receivable                                                           4,659,284               4,560,617
   Other assets                                                                         11,498,632              10,626,947
                                                                                      ------------            ------------
          Total assets                                                                $726,831,321            $712,877,553
                                                                                      ============            ============
LIABILITIES
   Deposits
       Noninterest-bearing demand deposits                                            $ 93,335,884            $102,424,607
       Interest-bearing deposits:
            Demand and money market                                                    136,287,112             128,053,878
            Savings                                                                     24,898,228              21,867,183
            Time deposits, $100,000 and over                                           106,618,581             107,599,557
            Other time deposits                                                        259,066,654             261,318,402
                                                                                      ------------            ------------
                    Total deposits                                                     620,206,459             621,263,627
     Federal Home Loan Bank borrowings                                                  15,000,000
     Other short-term borrowings                                                        15,306,356              16,515,867
     Long-term debt                                                                     15,650,000              15,650,000
     Accrued interest payable                                                            2,960,436               3,189,129
     Other liabilities                                                                   2,588,298               1,703,450
                                                                                      ------------            ------------
                    Total liabilities                                                  671,711,549             658,322,073
                                                                                      ------------            ------------
Commitments and contingencies
SHAREHOLDERS' EQUITY
   Preferred stock, no par value.  Authorized 10,000,000; issued and outstanding 984,000 shares of Non-Cumulative 8%
     Convertible Preferred Stock-Series A, stated value $6.25                            6,150,000               6,150,000
   Common Stock, no par value. Authorized 50,000,000; issued
     8,151,549 and 8,144,958; outstanding 8,140,457 and 8,133,866
     in 1999 and 1998, respectively                                                     35,177,978              35,124,941
   Treasury stock                                                                          (69,325)                (69,325)
   Net unrealized (losses) gains on investment securities available-for-
         sale, net of tax                                                                  (32,236)                 75,968
   Retained earnings                                                                    13,893,355              13,273,896
                                                                                      ------------            ------------
                 Total shareholders' equity                                             55,119,772              54,555,480
                                                                                      ------------            ------------
      Total liabilities and shareholders' equity                                      $726,831,321            $712,877,553
                                                                                      ============            ============

See accompanying notes to consolidated financial statements

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                           Three Months Ended March 31,
                                                       -----------------------------------
                                                             1999                1998
                                                       -----------------   ---------------
INTEREST INCOME
     Loans, including fees                                $14,463,400          $13,267,406
     Investment securities                                  1,124,771            1,801,114
     Federal funds sold                                       234,036              353,224
     Deposits with other banks                                 16,995                8,276
                                                          -----------          -----------
       Total interest income                               15,839,202           15,430,020

INTEREST EXPENSE
     Deposits                                               6,329,005            6,066,545
     Short-term borrowings                                    228,189              148,848
     Long-term debt                                           357,359              361,484
                                                          -----------          -----------
       Total interest expense                               6,914,553            6,576,877
                                                          -----------          -----------

NET INTEREST INCOME                                         8,924,649            8,853,143
     Provision for loan losses                              1,700,000            1,900,000
                                                          -----------          -----------
NET INTEREST INCOME AFTER PROVISION FOR
     LOAN LOSSES                                            7,224,649            6,953,143

NONINTEREST INCOME
     Service charges on deposit accounts                      661,426              559,224
     Credit card fees                                         815,878              716,164
     Mortgage banking activities                              873,385              826,308
     Brokerage activities                                     810,090              801,507
     Indirect lending activities                              907,166              722,247
     Trust activities                                         363,500              256,500
     Other                                                    319,087              210,277
                                                          -----------          -----------
       Total noninterest income                             4,750,532            4,092,227

NONINTEREST EXPENSE
     Salaries and employee benefits                         4,821,749            4,200,868
     Furniture and equipment                                  734,338              606,105
     Net occupancy                                            803,567              817,004
     Credit card processing and transaction fees              661,078              751,144
     Communication expenses                                   545,831              484,820
     Professional and other services                          724,891              532,848
     Regulatory assessments                                   114,947              385,678
     Amortization of mortgage servicing rights                176,448              267,468
     Other                                                  1,712,825            1,319,685
                                                          -----------          -----------
       Total noninterest expense                           10,295,674            9,365,620
                                                          -----------          -----------

       Income before income taxes                           1,679,507            1,679,750

       Income tax expense                                     611,509              614,625
                                                          -----------          -----------

NET INCOME                                                $ 1,067,998          $ 1,065,125
                                                          ===========          ===========

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS               $   944,998          $   942,125
                                                          ===========          ===========

BASIC AND DILUTED EARNINGS PER SHARE                      $      0.12          $      0.12
                                                          ===========          ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                  8,137,391            8,116,129
                                                          ===========          ===========


See accompanying notes to consolidated financial statements.

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                         ---------------------------------
                                                                                              1999                 1998
                                                                                         ------------         ------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                          $  1,067,998         $  1,065,125
     Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
         Provision for loan losses                                                          1,700,000            1,900,000
         Depreciation and amortization of premises and equipment                              640,156              513,617
         Amortization of mortgage servicing rights                                            176,448              267,468
         Additions of originated mortgage servicing rights                                   (271,207)            (246,752)
         Gain on loan sales                                                                  (362,034)            (272,004)
         Proceeds from sale of other real estate                                              178,542              415,730
         Net decrease (increase) in loans held-for-sale                                     4,499,905          (13,821,613)
         Net increase in accrued interest receivable                                          (98,667)            (662,607)
         Net decrease in accrued interest payable                                            (228,693)            (144,036)
         Net (increase) decrease in other assets                                             (871,685)             103,028
         Net increase in other liabilities                                                    884,848              877,252
         Other                                                                                (21,711)              16,762
                                                                                         ------------         ------------
         Net cash flows provided by (used in) operating activities                          7,293,900           (9,988,030)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of investment securities held-to-maturity                                  (10,154,596)            (586,950)
     Maturities of investment securities held-to-maturity                                   1,393,270              499,399
     Purchases of investment securities available-for-sale                                (26,198,200)         (20,000,000)
     Maturities of investment securities available-for-sale                                27,495,110           37,939,790
     Net increase in loans                                                                (92,178,831)         (22,969,618)
     Purchases of premises and equipment                                                     (491,017)            (134,673)
     Proceeds from sale of loans                                                           66,604,015           21,366,991
                                                                                         ------------         ------------
              Net cash flows (used in) provided by investing activities                   (33,530,249)          16,114,939

CASH FLOWS FROM FINANCING ACTIVITIES
     Net decrease (increase) in demand deposits,
         money market accounts, and savings accounts                                        2,175,556           (4,741,653)
     Net decrease in time deposits                                                         (3,232,724)         (11,895,609)
     Increase in short-term borrowings                                                     13,790,489            4,723,953
     Dividends paid                                                                          (436,941)            (123,000)
     Proceeds from the issuance of Common Stock                                                53,037               26,054
                                                                                         ------------         ------------
              Net cash flows provided by (used in) financing activities                    12,349,417          (12,010,255)
                                                                                         ------------         ------------
              Net decrease in cash and cash equivalents                                   (13,886,932)          (5,883,346)

Cash and cash equivalents, beginning of period                                             79,929,926           69,261,541
                                                                                         ============         ============
Cash and cash equivalents, end of period                                                 $ 66,042,994         $ 63,378,195
                                                                                         ============         ============

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
     Interest                                                                            $  7,143,246         $  7,030,843
                                                                                         ============         ============
     Income taxes                                                                        $         --         $         --
                                                                                         ============         ============


See accompanying notes to consolidated financial statements.

                         FIDELITY NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 1999



Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Fidelity National Corporation and subsidiaries ("Fidelity") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. All such adjustments are normal recurring accruals. Operating results for the three-month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Note B - Shareholders' Equity

Fidelity's wholly owned subsidiary Fidelity National Bank ("the Bank") is a national banking association. It is subject to Federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System ("the FRB") and to banks whose deposits are insured by the Federal Deposit Insurance Corporation ("the FDIC").

Fidelity and the Bank are principally regulated by the FRB and the Office of the Comptroller of the Currency ("the OCC"), respectively. At periodic intervals, the OCC examines and evaluates the financial condition, operations, and policies and procedures of nationally chartered banks, such as the Bank, as part of its legally prescribed oversight responsibilities.

The Board of Governors of the FRB is the principal regulator of Fidelity National Corporation, a bank holding company. The FRB and the OCC have established capital requirements as a function of their oversight of bank holding companies and nationally chartered banks. Each bank holding company and the Bank must maintain the minimum capital ratios set forth in "Liquidity and Sources of Capital". At March 31, 1999, and December 31, 1998, Fidelity National Corporation and the Bank exceeded the minimum capital requirements.

Fidelity's Board of Directors on February 13, 1997, adopted a resolution requested by the Federal Reserve Bank of Atlanta ("FRB Agreement"). The FRB Agreement, among other things, prohibits Fidelity from redeeming its capital stocks, paying dividends on common stock or incurring debt without prior approval of the FRB. The FRB agreement continues until canceled by the FRB.

During the period ended March 31, 1999, Fidelity declared and paid dividends on its common stock of $.04 per share totaling approximately $326,000 and on its Non-Cumulative 8% Convertible Preferred Stock, Series A, Stated Value $6.25 per share ("Preferred Stock") totaling $123,000.

Note C - Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes new accounting and reporting activities for derivatives. The standard requires all derivatives to be measured at fair value and recognized as either assets or liabilities in the statement of condition. Under certain conditions, a derivative may be specifically designated as a hedge. Accounting for the changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. Adoption of the standard is required for Fidelity's December 31, 2000, financial statements with early adoption allowed as of the beginning of any quarter after June 30, 1998. Adoption is not expected to result in a material financial impact based on Fidelity's limited use of derivatives.

Note D - Comprehensive Income

Fidelity's only comprehensive income items are related to unrealized gains and losses on investment securities classified as available-for-sale and reclassification adjustments for gains on securities sales and calls included in net income. All comprehensive income items are tax effected at a rate of 38%. During the first quarter of 1999 and 1998, total comprehensive income amounted to $948,138 and $1,069,802, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis reviews important factors affecting Fidelity's financial condition at March 31, 1999, compared to December 31, 1998, and the results of operations for the three month period ended March 31, 1999. These comments should be read in conjunction with Fidelity's consolidated financial statements and accompanying notes appearing in this report.

ASSETS

Total assets were $727 million at March 31, 1999, and $713 million at December 31, 1998, an increase of $14 million, or 2.0%. Loans, net of unearned income increased $24 million or 4.7% to $520 million, and loans held-for-sale decreased $5 million or 11.3% to $35 million at March 31, 1999. The increase in total loans was primarily a result of the growth in commercial loans of $9 million or 8.3% to $112 million, the growth in construction loans of $4 million or 6.6% to $67 million, the growth in consumer loans of $10 million or 5.3% to $190 million and a $5 million increase in mortgage loans to $50 million, offset in part by a decline of $5 million in credit card loans to $99 million and the $5 million decrease in loans held-for-sale.

The following schedule summarizes Fidelity's total loans at March 31, 1999, and December 31, 1998 (dollars in thousands):

                                      March 31,        December 31,
                                        1999             1998
                                     -----------      ------------

Total Loans
Loans, net of unearned income        $   519,779      $    496,221
Loans held-for-sale:
    Mortgage loans                         3,755             9,655
    Indirect auto loans                   31,400            30,000
                                     -----------      ------------
    Total loans held-for-sale             35,155            39,655
                                     -----------      ------------
Total loans                          $   554,934      $    535,876
                                     ===========      ============

ASSET QUALITY

The following schedule summarizes Fidelity 's asset quality position at March 31, 1999, and December 31, 1998 (dollars in thousands):


                                                    March 31,                   December 31,
                                                     1999                          1998
                                                  ------------                  ------------

Nonperforming assets:
    Nonaccrual loans                              $      1,663                  $      1,848
    Other real estate owned                                913                         1,093
                                                  ============                  ============
       Total nonperforming assets                 $      2,576                  $      2,941
                                                  ============                  ============
Loans 90 days past due and still accruing         $      3,685                  $      4,393
                                                  ============                  ============

Allowance for loan losses                         $     11,232                  $     11,911
                                                  ============                  ============

Ratio of past due loans to loans                           .66%                          .82%
                                                  ============                  ============
Ratio of nonperforming assets to loans
    and other real estate owned                            .46%                          .55%
                                                  ============                  ============

Allowance to period-end loans                             2.16%                         2.40%
                                                  ============                  ============
Allowance to nonperforming loans
(coverage ratio)                                         6.75x                         6.45x
                                                  ============                  ============

Management is not aware of any potential problem loans other than those disclosed in the table above, which includes all loans recommended for classification by regulators, which would have a material impact on asset quality.

DEPOSITS

Total deposits at March 31, 1999, were $620 million compared to $621 million at December 31, 1998, a 0.2% decrease. During this period, total liabilities increased $13 million, or 2.0%, to $672 million due primarily to $15 million in Federal Home Loan Bank ("FHLB") borrowings. The decrease in deposits occurred principally in noninterest-bearing demand deposits, which decreased $9 million, or 8.9%, offset by an increase in interest-bearing demand and money market balances of $8 million or 6.4% to $136 million and an increase in savings deposits of $3 million or 13.9% to $25 million. There were no brokered deposits at March 31, 1999, or December 31, 1998.

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

Sources of liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities; investment securities eligible for sale or pledging to secure borrowings from dealers and customers pursuant to securities sold under agreements to repurchase ("repurchase agreements"); loan repayments; loan sales; deposits and certain interest rate-sensitive deposits; a collateralized line of credit from the FHLB; secured borrowings; borrowings under unsecured overnight

Federal funds lines available from correspondent banks; and, a collateralized line of credit at the Federal Reserve Bank Discount Window. During the first three months of 1999, the Bank sold $67 million in newly originated and held-for-sale indirect automobile loans compared to the sale of $21 million in the first quarter of 1998. In addition to interest rate sensitive deposits, the Bank's principal demand for liquidity is anticipated fundings under credit commitments to customers.

Shareholders' equity was $55 million at March 31, 1999, and December 31, 1998. Shareholders' equity as a percent of total assets was 7.6% at March 31, 1999, compared to 7.7% at December 31, 1998.

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

The Bank has unused sources of liquidity in the form of unused Federal funds lines totaling $20 million, unpledged securities and money market assets of $14 million, a secured line of $15 million with a bank and FHLB and FRB lines of credit, subject to available qualifying collateral, at March 31, 1999.

At March 31, 1999, and December 31, 1998, the Bank exceeded all capital ratios required by the OCC to be considered well capitalized as reflected in the following schedule:

                                           OCC                             Bank Ratios
                           ---------------------------------     -----------------------------------
                             Adequately           Well             March 31,            December 31,
Capital Ratios:              Capitalized       Capitalized            1999                  1998
---------------            ---------------    --------------     -------------         -------------

Leverage                        4.00%                5.00%               7.24%               7.10%
Risk-Based Capital
    Tier  I                     4.00                 6.00                8.79                8.68
    Total                       8.00                10.00               11.75               11.65

At March 31, 1999, and December 31, 1998, Fidelity exceeded all capital ratios required by the FRB to be considered well capitalized, as reflected in the schedule below:


                                           FRB                               Fidelity Ratios
                           ---------------------------------     -----------------------------------
                             Adequately           Well             March 31,            December 31,
Capital Ratios:              Capitalized       Capitalized            1999                  1998
---------------            ---------------    --------------     -------------         -------------

Leverage                        4.00%                5.00%               7.67%               7.57%
Risk-Based Capital
    Tier  I                     4.00                 6.00                9.31                9.25
    Total                       8.00                10.00               13.15               13.14

For additional information, see page 4, Note B of the Notes to Consolidated Financial Statements.

INTEREST RATE SENSITIVITY

The interest rate sensitivity structure within Fidelity's Statement of Condition at March 31, 1999, reflects a net interest sensitivity liability gap of 10.90% when projecting forward one year. In the near term, defined as 90 days, Fidelity has a net interest sensitivity asset gap of 16.53%. When projecting forward six months, Fidelity has a net interest sensitivity asset gap of 2.38%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of callable securities and certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income.

At March 31, 1999, the 31-60 day asset maturity/repricing total includes $31.4 million of indirect automobile loans classified as held-for-sale. By selling these loans, Fidelity becomes less interest sensitive in the one year time horizon. Fidelity's policy states that the cumulative gap at the six month and one year period should not exceed 10% and 15%, respectively. Any interest rate risk associated with the cumulative gap positions noted above was mitigated because of the net interest sensitivity asset gap in the near term and the net interest sensitivity liability gap at one year.

RISK EXPOSURE

Fidelity's primary risk exposures are interest rate risk and credit risk and, to a lesser extent, liquidity risk. Over the next nine months, an additional primary risk exposure is that which is associated with the Year 2000 ("Y2K") issues discussed below. This risk exposure is related to computer operations and automated information systems and controls. Fidelity has little or no risk related to trading accounts, commodities or foreign exchange. Interest rate risk is the exposure of a banking organization's financial condition and earnings ability to adverse movements in interest rates. Fidelity has analyzed the assumed market value risk and earnings risk inherent in its interest rate sensitive instruments related to interest-rate swings of 200 basis points, both above and below current levels (rate shock analysis). Earnings and fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.

The analysis reflected the asset sensitivity of Fidelity over a six month time horizon and the liability sensitivity of the Company over a seven to twelve month time horizon. The analysis indicated that the effects of either an immediate and sustained increase or decrease in market rates of interest of 200 basis points would not be material to Fidelity's net present value or operating results over a one year period.

The Y2K risk exposure arises primarily as a result of many computer operating and computer application programs utilizing only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with a 20 rather than a 19 (for example, the year 2000). If not corrected, many computer applications could fail or create erroneous results. This problem could affect any computer hardware or software, or computerized environmental system (including elevators, security systems, vault doors, etc.) Certain computer software could be affected by other upcoming dates. For example, September 9, 1999, could affect software which recognizes 99 or 999 as a command to void or cease certain operations.

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

The operating systems and the large majority of application systems used by Fidelity are products of established national vendors which provide software and services to numerous users. Fidelity is primarily utilizing the services of consultants dedicated to working with the Fidelity's data processing staff to conduct its Y2K program. The Y2K program consists of a five-phase methodology employed throughout the organization and addresses all automated processes. This methodology includes awareness, assessment, renovation, validation and implementation.

Fidelity has identified approximately 80 different programs or applications which must be processed through the above five-phase methodology, 10 of which have been identified as mission-critical, or essential to the daily operations of Fidelity. All of these mission-critical programs or applications were certified as complete and Y2K compliant no later than the target dates established by the FFIEC. The remaining programs or applications are in various stages of completion and it is anticipated that these systems will be compliant by June 30, 1999.

In addition, Fidelity is assessing any potentially material Y2K risks associated with customers, suppliers, correspondents and counterparties and is conducting inquiries, tests, evaluations and other due diligence procedures to mitigate or eliminate these risks as deemed appropriate. No single customer, supplier, correspondent or counterparty is considered to be critical to the business of Fidelity. Legal documents and contracts such as those for new loans, for equipment purchases, for service providers, etc. are being evaluated and modified on an on-going basis as appropriate to mitigate any Y2K risks. Fidelity is also developing contingency plans for its mission-critical systems if Y2K renovations do not occur timely. Additionally, Fidelity has developed a contingency liquidity plan should concerns about Y2K issues cause some customers to deviate from normal banking behaviors. Finally, a detailed plan is being developed for the week preceding and the week following December 31, 1999, which will detail contingency and back-up procedures to address any possible internal or external problems resulting from Y2K.

Procedures are in place to assure that all systems certified as Y2K compliant remain compliant, that any new or revised systems or software is tested for Y2K compliance before purchase or implementation, that customers, suppliers, correspondents or counterparties identified as having a possible material impact on Fidelity as a result of potential Y2K problems are monitored on a periodic basis to identify any changes in their Y2K risks profiles, and that all new customers, suppliers, correspondents or counterparties are evaluated for potential Y2K risks.

Fidelity incurred expenses of approximately $816,000 and $239,000 related to Y2K issues for the year ended December 31, 1998, and the quarter ended March 31, 1999, respectively, primarily consisting of consulting fees. It is anticipated that the total expenses associated with the Y2K project during 1998 and 1999 will be approximately $1.4 million. In addition, approximately $170,000 was expended during 1998 for hardware, software and software upgrades which are Y2K compliant. These expenditures provided operating enhancements or operating efficiencies and would have been made during 1998 or 1999 irrespective of the Y2K compliance issue.

Fidelity believes that it is taking all necessary actions to mitigate Y2K technology issues and that the probability of significant Y2K problems in 1999 and thereafter is low. However, the occurrence of significant Y2K problems could result in material operating and legal expenses, material disruption of the operations of Fidelity and/or its customers and suppliers, material liquidity problems and/or material charge-offs, which amounts cannot be quantified.

EARNINGS

Net income for the quarter ended March 31, 1999, was $1,068,000 compared to net income of $1,065,000 for the comparable quarter of 1998, an increase of 0.3%. Basic and diluted earnings were $.12 per share for the first quarter of 1999 and 1998.

NET INTEREST INCOME

Net interest income for the first quarter of 1999 and 1998 was $8.9 million. An 87 basis point decline in the yield on average interest-earning assets for the first quarter of 1999 compared to the same period in 1998 was more than offset by the $70.2 million increase in average interest-earning assets in the first quarter of 1999 over the comparable period in 1998, resulting in an increase in total interest income of $409,000 in the first quarter of 1999 compared to the same period in 1998.

The components of the $70.2 million increase in interest-earning assets were an increase of $112.5 million in average loan balances, offset in part by a decline of $42.4 million in average investment securities and other short-term interest-earning asset balances. A 150 basis point decline in the yield on average loan balances was due to a decline in average balances outstanding in high yielding credit cards, a lower interest rate environment in general, the actions of the Board of Governors of the Federal Reserve System in the last quarter of 1998 resulting in a cumulative 75 basis point decline in the prime rate, and competition from other lenders.

Average interest-bearing liabilities increased $53.6 million, offset in part by a 26 basis point decline in the cost of average interest-bearing liabilities, resulting in an increase of $338,000 in total interest expense in the first quarter of 1999 compared to the same period in 1998.

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

Management believes the allowance for loan losses is adequate to provide for inherent loan losses. The provision for loan losses for the first quarter of 1999 was $1.7 million, compared to $1.9 million for the comparable period in 1998. The reduction in the provision for the first quarter of 1999 was a result of the significant improvement in the current aggregate amount of credit card delinquencies and net charge-offs due to initiatives put in place to improve asset quality. Net charge-offs to average loans on an annualized basis for the three months ended March 31, 1999, were 1.86% compared to 3.05% for the same period in 1998.

The following schedule summarizes changes in the allowance for loan losses for the periods indicated (in thousands):

                                                     Three Months Ended
                                                           March 31                    Year Ended
                                                 ---------------------------           December 31
                                                  1999                 1998               1998
                                                 -------             -------           -----------

Balance at beginning of period                   $11,911             $14,320             $14,320
Charge-offs:
     Commercial, financing and agricultural           --                  13                  28
     Real estate-construction                         --                  --                  --
     Real estate-mortgage                             --                  --                  --
     Consumer installment                            652                 692               2,444
     Credit cards                                  2,166               3,167              12,092
                                                 -------             -------             -------
     Total charge-offs                             2,818               3,872              14,564
                                                 -------             -------             -------

Recoveries:
     Commercial, financial and agricultural            1                   2                  29
     Real estate-construction                         --                  --                  --
     Real estate-mortgage                             --                  --                  --
     Consumer installment                             53                  79                 321
     Credit cards                                    385                 509               2,355
                                                 -------             -------             -------
     Total recoveries                                439                 590               2,705
                                                 -------             -------             -------

Net charge-offs                                    2,379               3,282              11,859
Provision for loan losses                          1,700               1,900               9,450
                                                 -------             -------             -------
Balance at end of period                         $11,232             $12,938             $11,911
                                                 =======             =======             =======

NONINTEREST INCOME

Noninterest income for the first quarter of 1999 increased $658,000 to $4.8 million, or 16.1% over the same period in 1998.

Service charges on deposit accounts increased $102,000 to $661,000 during the first quarter of 1999 when compared to the same period last year due to deposit growth and adjustments to fees. Credit card fees increased $100,000 to $816,000 during the three months ended March 31, 1999, compared to the same three months last year, due primarily to growth in merchant banking fees.

Income from indirect lending activities increased $185,000 to $907,000 in the first quarter of 1999 compared to the same period in 1998 because of gains on sales of indirect automobile loans with the servicing of the loans retained and from servicing fees and ancillary income on indirect automobile loans serviced for others.

Income from trust activities increased $107,000 to $364,000 in the first quarter of 1999 compared to the similar period in 1998 primarily as a result of adjusting fees charged for trust services provided.

Other income increased $109,000 to $319,000 in the first quarter of 1999 compared to the first quarter of 1998 primarily because of growth in fee-based income such as automated teller machine fees.

NONINTEREST EXPENSE

Noninterest expense totaled $10.3 million for the three months ended March 31, 1999 compared to $9.4 million for the same period in 1998, a 9.9% increase.

Salaries and benefit expenses increased $621,000 in the first three months of 1999 to $4.8 million compared to the same period in 1998. The number of full-time equivalent employees increased to 432 as of March 31, 1999, from 382 at March 31, 1998. The increase in salary and benefit expenses was directly related to the increase in full-time equivalent employees and was the result of the addition of three branches in mid-1998, substantial growth in lending volumes and balances in all lending portfolios other than credit cards , growth in mortgage banking activities and general corporate growth.

Furniture and equipment expenses increased $128,000 to $734,000 in the first quarter of 1999 compared to the same period in 1998, primarily as a result of the addition of three new branches in mid-1998, the purchase of equipment and software to provide new and/or enhanced services and purchases of furniture and equipment to support staffing additions.

Professional and other services increased $192,000 to $725,000 in the three months ending March 31, 1999 compared to the same three months in 1998, due to the cost of Y2K review, testing and compliance certification of operational and financial software and automated systems. Fidelity completed the testing and rectification, where necessary, of all mission critical systems in the first quarter of 1999. Based on current projections, management does not anticipate that the remaining costs to address the Y2K issues will have a material adverse impact on Fidelity's financial condition, results of operations, or liquidity.

FDIC insurance and other regulatory assessments decreased $271,000 to $115,000 in the first quarter of 1999 compared to the same period in 1998 as a result of Fidelity's improvements in capital ratios and other regulatory rating factors impacting assessment charges.

PROVISION FOR INCOME TAXES

The provision for income taxes for the first quarter of 1999 was $612,000 compared to $615,000 for the same period in 1998. These changes were due to changes in taxable income.

FORWARD-LOOKING STATEMENTS

This discussion and analysis contains certain forward-looking statements including statements relating to present or future trends or factors generally affecting the banking industry and specifically affecting Fidelity's operations, markets and products. Without limiting the foregoing, the words "believes," "anticipates," "intends," "expects" or similar expressions are intended to identify forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Actual results could differ materially from those projected for many reasons, including, without limitation, changing events and trends that have influenced Fidelity's assumptions. These trends and events include (i) changes in the interest rate environment which may reduce margins, (ii) non-achievement of expected growth, (iii) less favorable than anticipated changes in the national and local business environment and securities markets,
(iv) adverse changes in the regulatory requirements affecting Fidelity, (v) greater competitive pressures among financial institutions in Fidelity's market, (vi) delay and/or increased costs in achieving Y2K compliance, and
(vii) greater than anticipated credit losses. Additional information and other factors that could affect future financial results are included in Fidelity's filings with the Securities and Exchange Commission, including the Annual Report to Stockholders on Form 10-K for 1998.




PART II - OTHER INFORMATION

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibit 27. Financial Data Schedule (For SEC use only).

(B) Current Report on Form 8-K; filed on January 29, 1999; ITEM 5. Other Events. Fidelity reported the issuance of a press release announcing its 1998 Fourth Quarter Year-End results and a Fourth Quarter 1997 restatement of earnings.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FIDELITY NATIONAL CORPORATION
                                        --------------------------------------
                                                   (Registrant)



Date:  May 11, 1999                     BY:  /s/ James B. Miller, Jr.
                                             ---------------------------------
                                             James B. Miller, Jr.
                                             Chief Executive Officer



Date:  May 11, 1999                     BY:  /s/ M. Howard Griffith, Jr.
                                             ---------------------------------
                                             M. Howard Griffith, Jr.
                                             Chief Financial Officer