Form 10-Q
period 1999-06-30
FIDELITY NATIONAL CORP /GA/
filed 1999-08-11
CIK 822662

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                   June 30, 1999
                               -------------------------------------------------


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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                     Shares Outstanding at July 31, 1999
       --------------------------          -----------------------------------
       Common Stock, no par value                       8,152,288

                          FIDELITY NATIONAL CORPORATION

                                      INDEX

                                                                                                Page Number
                                                                                               -------------

Part I.                   Financial Information

              Item l.     Financial Statements

                          Consolidated Statements of Condition June 30, 1999,
                          (unaudited) and December 31, 1998                                            1

                          Consolidated Statements of Income (unaudited)
                          Three Months Ended June 30, 1999 and 1998, and
                          Six Months Ended June 30, 1999 and 1998                                      2

                          Consolidated Statements of Cash Flows (unaudited)
                          Six Months Ended June 30, 1999 and 1998                                      3

                          Notes to Consolidated Financial Statements (unaudited)                     4-5

              Item 2.     Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                                 5-13

Part II.                  Other Information                                                           13

              Item 3.     Quantitative and Qualitative Disclosures about
                          Market Risk 8-9 (included in Part I Item 2)                                8-9

              Item 6.     Exhibits and Reports on Form 8-K                                            13

Signature Page                                                                                        13

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                           (Unaudited)
                                                                             June 30,           December 31,
                                                                               1999                 1998
                                                                           -------------        -------------

ASSETS
   Cash and due from banks                                                 $  39,041,934        $  32,726,501
   Interest-bearing deposits with banks                                        1,029,317            1,417,679
   Federal funds sold                                                         23,971,966           45,785,746
   Investment securities available-for-sale                                   47,232,280           43,404,870
   Investment securities held-to-maturity (approximate fair value of
     $36,341,230 and $29,755,873 at June 30, 1999, and December
     31, 1998, respectively)                                                  37,143,051           29,652,667
   Loans held-for-sale                                                        44,129,569           39,655,259
   Loans                                                                     559,234,655          496,220,907
   Allowance for loan losses                                                 (11,453,042)         (11,910,601)
                                                                           -------------        -------------
   Loans, net                                                                547,781,613          484,310,306
   Premises and equipment, net                                                19,005,723           19,643,697
   Other real estate                                                             908,690            1,093,264
   Accrued interest receivable                                                 5,404,730            4,560,617
   Other assets                                                               17,931,376           10,626,947
                                                                           -------------        -------------
                 Total assets                                              $ 783,580,249        $ 712,877,553
                                                                           =============        =============
LIABILITIES
   Deposits
       Noninterest-bearing demand deposits                                 $ 104,034,224        $ 102,424,607
       Interest-bearing deposits:
            Demand and money market                                          127,958,274          128,053,878
            Savings                                                           28,854,010           21,867,183
            Time deposits, $100,000 and over                                 132,746,331          107,599,557
            Other time deposits                                              269,801,325          261,318,402
                                                                           -------------        -------------
                 Total deposits                                              663,394,164          621,263,627
   Federal Home Loan Bank short-term borrowings                               20,000,000                   --
   Other short-term borrowings                                                10,372,599           16,515,867
   Long-term debt                                                             29,650,000           15,650,000
   Accrued interest payable                                                    2,968,592            3,189,129
   Other liabilities                                                           2,518,003            1,703,450
                                                                           -------------        -------------
                 Total liabilities                                           728,903,358          658,322,073
                                                                           -------------        -------------
SHAREHOLDERS' EQUITY
   Preferred stock, no par value.  Authorized 10,000,000; issued and outstanding 984,000 shares of Non-Cumulative 8%
     Convertible Preferred Stock-Series A, stated value $6.25                  6,150,000            6,150,000
   Common Stock, no par value. Authorized 50,000,000; issued
     8,162,332 and 8,144,958; outstanding 8,151,240 and 8,133,866
     in 1999 and 1998, respectively                                           35,271,114           35,124,941
   Treasury stock                                                                (69,325)             (69,325)
   Accumulated other comprehensive (loss) income                                (897,032)              75,968
   Retained earnings                                                          14,222,134           13,273,896
                                                                           -------------        -------------
                  Total shareholders' equity                                  54,676,891           54,555,480
                                                                           -------------        -------------
                  Total liabilities and shareholders' equity               $ 783,580,249        $ 712,877,553
                                                                           =============        =============

See accompanying notes to consolidated financial statements

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                      Six Months Ended June 30,      Three Months Ended June 30,
                                                     ---------------------------     ---------------------------
                                                        1999            1998            1999            1998
                                                     -----------     -----------     -----------     -----------

INTEREST INCOME
     Loans, including fees                           $29,218,998     $26,692,699     $14,755,598     $13,425,293
     Investment securities                             2,445,821       3,555,911       1,321,050       1,754,797
     Federal funds sold                                  385,499         633,849         151,463         280,625
     Deposits with other banks                            30,795          12,253          13,800           3,977
                                                     -----------     -----------     -----------     -----------
       Total interest income                          32,081,113      30,894,712      16,241,911      15,464,692

INTEREST EXPENSE
     Deposits                                         12,561,367      12,132,796       6,232,362       6,066,251
     Short-term borrowings                               655,457         327,346         427,268         178,498
     Long-term debt                                      878,270         722,971         520,911         361,487
                                                     -----------     -----------     -----------     -----------
       Total interest expense                         14,095,094      13,183,113       7,180,541       6,606,236
                                                     -----------     -----------     -----------     -----------

NET INTEREST INCOME                                   17,986,019      17,711,599       9,061,370       8,858,456
     Provision for loan losses                         3,800,000       4,750,000       2,100,000       2,850,000
                                                     -----------     -----------     -----------     -----------
NET INTEREST INCOME AFTER PROVISION FOR
     LOAN LOSSES                                      14,186,019      12,961,599       6,961,370       6,008,456

NONINTEREST INCOME
     Service charges on deposit accounts               1,364,204       1,117,670         702,778         558,446
     Credit card fees                                  1,772,090       1,557,772         956,212         841,608
     Mortgage banking activities                       1,581,822       1,743,187         708,437         916,879
     Brokerage activities                              1,540,993       1,656,558         730,903         855,051
     Indirect lending activities                       1,795,247       1,613,291         876,107         891,044
     Trust activities                                    888,307         513,000         524,807         256,500
     Other                                               709,572       1,184,455         402,459         974,178
                                                     -----------     -----------     -----------     -----------
       Total noninterest income                        9,652,235       9,385,933       4,901,703       5,293,706

NONINTEREST EXPENSE
     Salaries and employee benefits                    9,612,625       8,566,298       4,790,876       4,365,430
     Furniture and equipment                           1,535,108       1,256,789         800,770         650,684
     Net occupancy                                     1,649,799       1,652,333         846,232         835,329
     Credit card processing and transaction fees       1,598,156       1,515,313         937,078         764,169
     Communication expenses                            1,139,274         995,922         593,443         511,103
     Professional and other services                   1,471,493       1,131,346         746,602         598,498
     Regulatory assessments                              222,329         784,883         107,382         399,205
     Amortization of mortgage servicing rights           370,753         476,558         194,305         209,090
     Other                                             3,362,528       2,549,376       1,649,703       1,229,690
                                                     -----------     -----------     -----------     -----------
       Total noninterest expense                      20,962,065      18,928,818      10,666,391       9,563,198
                                                     -----------     -----------     -----------     -----------
       Income before income taxes                      2,876,189       3,418,714       1,196,682       1,738,964
       Income tax expense                              1,030,419       1,237,410         418,910         622,785
                                                     -----------     -----------     -----------     -----------

NET INCOME                                           $ 1,845,770     $ 2,181,304     $   777,772     $ 1,116,179
                                                     ===========     ===========     ===========     ===========
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS          $ 1,599,770     $ 1,935,304     $   654,772     $   993,179
                                                     ===========     ===========     ===========     ===========
BASIC AND DILUTED EARNINGS PER SHARE                 $      0.20     $      0.24     $      0.08     $      0.12
                                                     ===========     ===========     ===========     ===========
DIVIDENDS DECLARED PER SHARE                         $      0.08     $        --     $      0.04     $        --
                                                     ===========     ===========     ===========     ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             8,142,172       8,117,133       8,146,900       8,118,126
                                                     ===========     ===========     ===========     ===========


See accompanying notes to consolidated financial statements.

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                              ----------------------------------
                                                                                  1999                 1998
                                                                              -------------        -------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                               $   1,845,770        $   2,181,304
     Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
         Provision for loan losses                                                3,800,000            4,750,000
         Depreciation and amortization of premises and equipment                  1,320,475            1,041,050
         Amortization of mortgage servicing rights                                  370,753              476,558
         Additions of originated mortgage servicing rights                         (384,118)            (564,612)
         Gain on loan sales                                                        (652,740)            (684,994)
         Proceeds from sale of other real estate                                    234,839              415,730
         Net increase in loans held-for-sale                                     (4,474,310)         (26,521,066)
         Net increase in accrued interest receivable                               (844,113)            (400,407)
         Net (decrease) increase in accrued interest payable                       (220,537)             128,302
         Net (increase) decrease in other assets                                 (7,304,429)              64,324
         Net increase (decrease) in other liabilities                               814,553             (323,129)
         Other                                                                      609,724               92,660
                                                                              -------------        -------------
              Net cash flows used in operating activities                        (4,884,133)         (19,344,280)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of investment securities held-to-maturity                        (10,154,596)            (586,950)
     Maturities of investment securities held-to-maturity                         2,664,212            1,280,876
     Purchases of investment securities available-for-sale                      (36,169,524)         (20,000,000)
     Maturities of investment securities available-for-sale                      30,772,755           51,590,520
     Net increase in loans                                                     (186,590,212)        (112,727,711)
     Purchases of premises and equipment                                           (682,501)            (493,788)
     Proceeds from sale of loans                                                119,921,380           92,947,702
                                                                              -------------        -------------
              Net cash flows (used in) provided by investing activities         (80,238,486)          12,010,649

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in demand deposits,
         money market accounts, and savings accounts                              8,500,840           12,086,858
     Net increase (decrease) in time deposits                                    33,629,697           (3,680,765)
     Net increase (decrease) in short-term borrowings                            13,856,732           (1,908,717)
     Net increase (decrease) in long-term borrowings                             14,000,000             (150,000)
     Dividends paid                                                                (897,532)            (246,000)
     Proceeds from the issuance of common stock                                     146,173               51,021
                                                                              -------------        -------------
              Net cash flows provided by financing activities                    69,235,910            6,152,397
                                                                              -------------        -------------
              Net decrease in cash and cash equivalents                         (15,886,709)          (1,181,234)

Cash and cash equivalents, beginning of period                                   79,929,926           69,261,541
                                                                              -------------        -------------
Cash and cash equivalents, end of period                                      $  64,043,217        $  68,080,307
                                                                              =============        =============

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
              Interest                                                        $  14,315,631        $  13,364,741
                                                                              =============        =============
              Income taxes                                                    $     400,000        $     900,000
                                                                              =============        =============

See accompanying notes to consolidated financial statements.

                          FIDELITY NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1999


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Fidelity National Corporation and subsidiaries ("Fidelity") have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. All such adjustments are normal recurring accruals. Operating results for the three month and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These statements and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements and notes thereto included in Fidelity's Annual Report on Form 10-K for the year ended December 31, 1998.


Note B - Shareholders' Equity

Fidelity's wholly owned subsidiary Fidelity National Bank ("the Bank") is a national banking association. The Bank is subject to Federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System ("the FRB") and to banks whose deposits are insured by the Federal Deposit Insurance Corporation ("the FDIC").

Fidelity and the Bank are principally regulated by the FRB and the Office of the Comptroller of the Currency ("the OCC"), respectively. At periodic intervals, the OCC examines and evaluates the financial condition, operations, and policies and procedures of nationally chartered banks, such as the Bank, as part of its legally prescribed oversight responsibilities.

The Board of Governors of the FRB is the principal regulator of Fidelity National Corporation, a bank holding company. The FRB and the OCC have established capital requirements as a function of their oversight of bank holding companies and nationally chartered banks. Each bank holding company and the Bank must maintain the minimum capital ratios set forth in "Liquidity and Sources of Capital". At June 30, 1999, and December 31, 1998, Fidelity National Corporation and the Bank exceeded the minimum capital requirements.

Fidelity's Board of Directors on February 13, 1997, adopted a resolution requested by the Federal Reserve Bank of Atlanta ("FRB Agreement"). The FRB Agreement, among other things, prohibits Fidelity from redeeming its capital stocks, paying dividends on common stock or incurring debt without prior approval of the FRB. The FRB agreement continues until canceled by the FRB.

During the period ended June 30, 1999, Fidelity declared and paid dividends on its common stock of $.08 per share totaling approximately $652,000 and on its Non-Cumulative 8% Convertible Preferred Stock, Series A, Stated Value $6.25 per share ("Preferred Stock") totaling $246,000.


Note C - Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes new accounting and reporting activities for derivatives. The standard requires all derivatives to be measured at fair value and recognized as either assets or liabilities in the statement of condition. Under certain conditions, a derivative may be specifically designated as a hedge. Accounting for the changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. In June of 1999, the Financial Accounting Standards Board elected to defer the effective date of this standard. Adoption of the standard is required for Fidelity's December 31, 2001, financial statements with early adoption allowed as of the beginning of any quarter after June 30, 1999. Adoption is not expected to result in a material financial impact based on Fidelity's limited use of derivatives.


Note D - Comprehensive Income

Fidelity's only comprehensive income items are related to unrealized gains and losses on investment securities classified as available-for-sale and reclassification adjustments for gains on securities sales and calls included in net income. All comprehensive income items are tax effected at a rate of 38%. During the second quarter total comprehensive loss was $89,530 and for the six month period ended June 30, 1999, total comprehensive income was $858,608. Total comprehensive income was $1,082,167 and $2,151,969, respectively, for the comparable periods of 1998.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis reviews important factors affecting Fidelity's financial condition at June 30, 1999, compared to December 31, 1998, and the results of operations for the three and six month periods ended June 30, 1999, compared to the same periods of 1998. These comments should be read in conjunction with Fidelity 's consolidated financial statements and accompanying notes appearing in this report and in conjunction with the consolidated financial statements and notes thereto included in Fidelity's Annual Report on Form 10-K for the year ended December 31, 1998.


ASSETS

Total assets were $784 million at June 30, 1999, and $713 million at December 31, 1998, an increase of $71 million, or 9.9%. Loans increased $63 million or 12.7% to $559 million, and loans held-for-sale increased $4 million or 11.3% to $44 million at June 30, 1999. The increase in total loans was primarily a result of the growth in commercial loans of $16 million or 15.1% to $119 million, the growth in construction loans of $11 million or 17.5% to $74 million, the growth in consumer loans of $34 million or 18.5% to $213 million and a $10 million increase in mortgage loans to $55 million, offset in part by a decline of $8 million in credit card loans to $96 million.

The following schedule summarizes Fidelity 's total loans at June 30, 1999, and December 31, 1998 (dollars in thousands):

                                                                June 30,       December 31,
                                                                  1999             1998
                                                                --------         --------

TOTAL LOANS:
Loans                                                           $559,235         $496,221
Loans held-for-sale:
    Mortgage loans                                                 5,630            9,655
    Indirect auto loans                                           38,500           30,000
                                                                --------         --------
    Total loans held-for-sale                                     44,130           39,655
                                                                --------         --------
Total loans                                                     $603,365         $535,876
                                                                ========         ========

During the quarter ended June 30, 1999, Fidelity invested in company owned life insurance policies on certain key members of management, resulting in a $7 million increase in other assets.

ASSET QUALITY

The following schedule summarizes Fidelity's asset quality position at June 30, 1999, and December 31, 1998 (dollars in thousands):

                                                                              June 30,      December 31,
                                                                               1999            1998
                                                                              -------         -------

Nonperforming assets:
    Nonaccrual loans                                                          $ 3,961         $ 1,848
    Other real estate owned                                                       909           1,093
                                                                              -------         -------
       Total nonperforming assets                                             $ 4,870         $ 2,941
                                                                              =======         =======

Loans 90 days past due and still accruing                                     $ 2,709         $ 4,393
                                                                              =======         =======

Allowance for loan losses                                                     $11,453         $11,911
                                                                              =======         =======

Ratio of past due loans to loans                                                  .45%            .82%
                                                                              =======         =======

Ratio of nonperforming assets to loans
    and other real estate owned                                                   .81%            .55%
                                                                              =======         =======

Allowance to period-end loans                                                    2.05%           2.40%
                                                                              =======         =======

Allowance to nonperforming loans
(coverage ratio)                                                                 2.89x           6.45x
                                                                              =======         =======

The significant increase in nonaccrual loans is related to one credit relationship discussed further in "Provision for Loan Losses". Management is not aware of any potential problem loans other than those disclosed in the table above, which includes all loans recommended for classification by regulators, which would have a material impact on asset quality.

DEPOSITS

Total deposits at June 30, 1999, were $663 million compared to $621 million at December 31, 1998, a 6.8% increase. During this period, total liabilities increased $71 million, or 10.7%, to $729 million due primarily to $20 and $14 million in Federal Home Loan Bank ("FHLB") short-term and long-term borrowings, respectively, offset in part by a decline of $6 million in other short-term borrowings. The increase in deposits occurred in noninterest-bearing demand deposits, which increased $2 million, or 1.6%; savings, which increased $7 million or 32.0%; and, time deposits, $100,000 and over, and other time deposits, which increased $25 million and $8 million, respectively, or 23.4% and 3.3%, respectively. There were no brokered deposits at June 30, 1999, or December 31, 1998.

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

Sources of liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities; investment securities eligible for sale or pledging to secure borrowings from dealers and customers pursuant to securities sold under agreements to repurchase ("repurchase agreements"); loan repayments; loan sales; deposits and certain interest rate-sensitive deposits; a collateralized line of credit from the FHLB; secured borrowings; borrowings under unsecured overnight Federal funds lines available from correspondent banks; and, a collateralized line of credit at the Federal Reserve Bank Discount Window. During the first six months of 1999, the Bank sold $120 million in newly originated and held-for-sale indirect automobile loans compared to the sale of $93 million in the first half of 1998. In addition to interest rate sensitive deposits, the Bank's principal demand for liquidity is anticipated fundings under credit commitments to customers.

Shareholders' equity was $55 million at June 30, 1999, and December 31, 1998. Shareholders' equity as a percent of total assets was 7.0% at June 30, 1999, compared to 7.7% at December 31, 1998.

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

The Bank has unused sources of liquidity in the form of unused Federal funds lines totaling $20 million, unpledged securities and money market assets of $17 million, a secured line of $15 million with a bank and FHLB and FRB lines of credit, subject to available qualifying collateral, at June 30, 1999.

At June 30, 1999, and December 31, 1998, the Bank exceeded all capital ratios required by the OCC to be considered well capitalized as reflected in the following schedule:

                                                 OCC                        Bank Ratios
                                     ---------------------------     -------------------------
                                     Adequately         Well         June 30,     December 31,
Capital Ratios:                      Capitalized     Capitalized       1999           1998
---------------                      -----------     -----------     --------     ------------

  Leverage                               4.00%          5.00%          7.02%          7.10%
  Risk-Based Capital
      Tier  I                            4.00           6.00           8.21           8.68
      Total                              8.00          10.00          11.03          11.65

At June 30, 1999, and December 31, 1998, Fidelity exceeded all capital ratios required by the FRB to be considered well capitalized, as reflected in the schedule below:

                                                 FRB                      Fidelity Ratios
                                     ---------------------------     -------------------------
                                     Adequately         Well         June 30,     December 31,
Capital Ratios:                      Capitalized     Capitalized       1999           1998
---------------                      -----------     -----------     --------    -------------

  Leverage                               4.00%          5.00%          7.40%          7.57%
  Risk-Based Capital
      Tier  I                            4.00           6.00           8.65           9.25
      Total                              8.00          10.00          12.29          13.14

For additional information, see page 4, Note B of the Notes to Consolidated Financial Statements.

INTEREST RATE SENSITIVITY

The interest rate sensitivity structure within Fidelity's Statement of Condition at June 30, 1999, reflects a net interest sensitivity liability gap of 11.82% when projecting forward one year. In the near term, defined as 90 days, Fidelity has a net interest sensitivity asset gap of 15.26%. When projecting forward six months, Fidelity has a net interest sensitivity asset gap of 0.80%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of callable securities and certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income.

At June 30, 1999, the 31-60 day asset maturity and repricing total included $38.5 million of indirect automobile loans classified as held-for-sale. By selling these loans, Fidelity becomes less interest sensitive in the one year time horizon. Fidelity's policy states that the cumulative gap at the six month and one year period should not exceed 10% and 15%, respectively. Any interest rate risk associated with the cumulative gap positions noted above was mitigated because of the net interest sensitivity asset gap in the near term and the net interest sensitivity liability gap at one year.

RISK EXPOSURE

Fidelity's primary risk exposures are interest rate risk and credit risk and, to a lesser extent, liquidity risk. Over the next six months, an additional primary risk exposure is that which is associated with the Year 2000 ("Y2K") issues discussed below. This risk exposure is related to computer operations and automated information systems and controls. Fidelity has little or no risk related to trading accounts, commodities or foreign exchange. Interest rate risk is the exposure of a banking organization's financial condition and earnings ability to adverse movements in interest rates. Fidelity has analyzed the assumed market value risk and earnings risk inherent in its interest rate sensitive instruments related to interest-rate swings of 200 basis points, both above and below current levels (rate shock analysis). Earnings and fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.

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

The operating systems and the large majority of application systems used by Fidelity are products of established national vendors which provide software and services to numerous users. Fidelity has primarily utilized the services of consultants dedicated to working with the Fidelity's data processing staff to conduct its Y2K program. The Y2K program consists of a five-phase methodology employed throughout the organization and addresses all automated processes. This methodology includes awareness, assessment, renovation, validation and implementation.

Fidelity has identified approximately 80 different programs or applications which must be processed through the above five-phase methodology, 10 of which have been identified as mission-critical, or essential to the daily operations of Fidelity. All of these mission-critical programs or applications were certified as complete and Y2K compliant no later than the target dates established by the FFIEC. The large majority of the other programs or applications are compliant and the remaining programs or applications, none of which are mission-critical, are in various stages of completion. It is anticipated that these systems will be compliant by September 30, 1999.

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

Fidelity incurred expenses of approximately $816,000 and $364,000 related to Y2K issues for the year ended December 31, 1998, and the six months ended June 30, 1999, respectively, primarily consisting of consulting fees. It is anticipated that the total expenses associated with the Y2K project during 1998 and 1999 will be approximately $1.4 million. In addition, approximately $170,000 was expended during 1998 for hardware, software and software upgrades which are Y2K compliant. These expenditures provided operating enhancements or operating efficiencies and would have been made during 1998 or 1999 irrespective of the Y2K compliance issue.

Fidelity believes that it is taking all necessary actions to mitigate Y2K technology issues and that the probability of significant Y2K problems in 1999 and thereafter is low. However, the occurrence of significant Y2K problems could result in material operating and legal expenses, material disruption of the operations of Fidelity and/or its customers and suppliers, material liquidity problems and/or material charge-offs or liabilities, which amounts cannot be quantified.

EARNINGS

Net income for the quarter ended June 30, 1999, was $777,772 compared to net income of $1,116,179 for the comparable quarter of 1998, a decrease of 30.3%. Basic and diluted earnings were $.08 per share for the second quarter of 1999, compared to $.12 per share for the same period in 1998.

Fidelity's net income was $1,845,770 for the six months ended June 30, 1999, compared to net income of $2,181,304, for the six months ended June 30, 1998, a 15.4% decrease. Basic and diluted earnings were $.20 per share for the first half of 1999 compared to $.24 per share for the comparable period of 1998.

NET INTEREST INCOME

Net interest income for the second quarter of 1999 was $9.1 million compared to $8.9 million for the same period in 1998. While the average balance of interest earning assets increased $92.2 million to $686.2 million for the three months ended June 30, 1999, when compared to the same period in 1998, the yield on those assets declined 92 basis points to 9.49%. The yield on average loans outstanding for the period declined 140 basis points to 10.11% when compared to the same period in 1998 as a result of lower average balances outstanding in high yielding credit cards and the reduction in yields on other loans due to a lower interest rate environment and competition by other lenders. Partially mitigating the lower yields on average loans outstanding was the $19.0 million decline in lower yielding average investment securities during the second quarter of 1999 to $86.2 million when compared to the same period in 1998.

The average balance of interest bearing liabilities increased $78.8 million during the second quarter of 1999 to $586.4 million and the rate on these average balances decreased 31 basis points to 4.91% when compared to the same period in 1998.

Net interest income for the first six months of 1999 was $18.0 million compared to $17.7 million for the same period in 1998. The average balance of interest earning assets increased $80.1 million to $674.5 million for the six months ended June 30, 1999; however, the yield on average interest earning assets declined 89 basis points to 9.59% when compared to the same period in 1998. Reductions in the credit card portfolio resulted in a decline in average balances outstanding by $11.9 million to $100.2 million for the six month period ended June 30, 1999, when compared to the same period in 1998, while the average balances outstanding in total loans increased $114.7 million to $576.9 million for the same period in 1999 compared to 1998.

The average balance of interest bearing liabilities increased $59.8 million to $574.7 million during the six months ended June 30, 1999, while the rate on these average balances declined 20 basis points to 4.95% when compared to the same period in 1998.

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

Management believes the allowance for loan losses is adequate to provide for inherent loan losses. The provision for loan losses for the first half and second quarter of 1999 was $3.8 million and $2.1 million, respectively, compared to $4.8 million and $2.9 million, respectively, for the comparable periods in 1998. The reduction in the provision for the first half and the second quarter of 1999 is primarily due to the continued improvement in the current aggregate amount of credit card delinquencies and net charge-offs.

In late June 1999, a significant commercial customer unexpectedly filed for bankruptcy. The loans related to this customer were placed on nonaccrual on June 30, 1999. These loans meet the definition of impaired loans and have a related specific reserve of $1.2 million included as part of the allowance for credit losses. Because of the potential loss exposure on this relationship, Fidelity was unable to take full advantage of the improving charge-off and delinquency trends in other parts of the loan portfolio, which would have supported an otherwise lower provision for loan losses relative to prior periods. Fidelity's second quarter allowance and provision process resulted in recording an $800,000 higher provision than expected due to the deterioration in this credit relationship. Net charge-offs to average loans on an annualized basis for the six months ended June 30, 1999, were 1.62% compared to 3.10% for the same period in 1998.

The following schedule summarizes changes in the allowance for loan losses for the periods indicated (in thousands):

                                                                  Six Months Ended            Year Ended
                                                                      June 30,               December 31,
                                                               -----------------------       ------------
                                                                1999            1998            1998
                                                               -------         -------         -------

Balance at beginning of period                                 $11,911         $14,320         $14,320
Charge-offs:
     Commercial, financing and agricultural                         --              22              28
     Real estate-construction                                       --              --              --
     Real estate-mortgage                                           --              --              --
     Consumer installment                                        1,232           1,262           2,444
     Credit cards                                                3,971           6,890          12,092
                                                               -------         -------         -------
     Total charge-offs                                           5,203           8,174          14,564
                                                               -------         -------         -------

Recoveries:
     Commercial, financial and agricultural                          1               4              29
     Real estate-construction                                       --              --              --
     Real estate-mortgage                                           --              --              --
     Consumer installment                                          149             148             321
     Credit cards                                                  795           1,218           2,355
                                                               -------         -------         -------
     Total recoveries                                              945           1,370           2,705
                                                               -------         -------         -------

Net charge-offs                                                  4,258           6,804          11,859
Provision for loan losses                                        3,800           4,750           9,450
                                                               -------         -------         -------
Balance at end of period                                       $11,453         $12,266         $11,911
                                                               =======         =======         =======


NONINTEREST INCOME

Noninterest income was $4.9 million for the second quarter of 1999 compared to $5.3 million for the same period in 1998. For the six months ended June 30, 1999, noninterest income was $9.7 million compared to the $9.4 million for the same period in 1998. A non-recurring gain of $654,000 and securities gains of $93,000 were included in noninterest income for the three and six month periods ended June 30, 1998. Excluding the non-recurring gain and securities gains in the first half of 1998, noninterest income for the second quarter and the first half of 1999 rose $400,000 and $1.0 million or 7.8% and 11.7%, respectively, over the comparable periods of 1998.

Service charges on deposit accounts increased $144,000 and $247,000 to $703,000 and $1,400,000 during the second quarter and the first half of 1999, respectively, when compared to the same periods last year, due to deposit growth and adjustments to fees. Credit card fees increased $115,000 and $214,000 to $956,000 and $1,800,000 during the three month and six month periods ended June 30, 1999, respectively, compared to the same periods last year, due primarily to increases in merchant banking fees.

Income from mortgage banking activities declined $208,000 and $161,000 to $708,000 and $1,600,000 for the second quarter and first half of 1999, respectively, when compared to the same periods in 1998. These declines were primarily caused by decreases in marketing gains and origination fee income in the second quarter of 1999 as a result of rising interest rates.

Income from brokerage activities declined $124,000 and $115,000 to $731,000 and $1,541,000 for the three month and six month periods ending June 30, 1999, respectively, when compared to the same periods in 1998, as a result of a decline in retail volume during the second quarter of 1999.

Income from indirect lending activities declined $15,000 to $876,000 for the second quarter of 1999 when compared to the same period in 1998 due to reduced profitability on sales during the quarter. The decline in profitability occurred as a result of rising interest rates, offset in part by increases in servicing fees and related ancillary income. Income for the six month period increased $182,000 to $1,795,000 when compared to the same period last year, due to increases in servicing fees and related ancillary income.

Income from trust activities increased $268,000 and $375,000 to $525,000 and $888,000 for the second quarter and first half of 1999, respectively, compared to the similar periods in 1998, primarily as a result of adjusting fees charged for trust services provided.

Other income for the second quarter and first half of 1998 included a non-recurring gain of $654,000 and securities gains of $93,000. Excluding these gains, other income increased $175,000 and $272,000 to $402,000 and $710,000 in the second quarter and the first half of 1999, respectively, when compared to the same periods in 1998, primarily due to growth in fee-based activities such as automated teller machine transactions.

NONINTEREST EXPENSE

Noninterest expense increased $1,103,000 and $2,033,000 to $10,666,000 and $20,962,000 for the three month and six month periods ended June 30, 1999, respectively, compared to the same periods in 1998, increases of 11.5% and 10.7%, respectively.

Salaries and benefit expenses increased $425,000 and $1,046,000 to $4,791,000 and $9,613,000 for the second quarter and first half of 1999, respectively, compared to the same periods in 1998. The number of full-time equivalent employees increased to 443 as of June 30, 1999, from 391 at June 30, 1998. The increase in salary and benefit expenses was directly related to the increase in full-time equivalent employees. The additional employees were hired as a result of the addition of three branches in mid-1998, substantial growth in lending volumes and balances in all lending portfolios other than credit cards, growth in mortgage banking activities and general corporate growth.

Furniture and equipment expenses increased $150,000 and $278,000 to $801,000 and $1,535,000 in the second quarter and first half of 1999, respectively, compared to the same periods in 1998, primarily as a result of the addition of three new branches in mid-1998, the purchase of equipment and software to provide new and/or enhanced services and purchases of furniture and equipment to support staffing additions.

Professional and other services increased $148,000 and $340,000 to $747,000 and $1,471,000 in the three month and six month periods ending June 30, 1999, respectively, compared to the same periods in 1998, due to the cost of Y2K review, testing and compliance certification of operational and financial software and automated systems. Fidelity completed the testing and rectification, where necessary, of all mission critical systems in the first quarter of 1999. Based on current projections, management does not anticipate that the remaining costs to address the Y2K issues will have a material adverse impact on Fidelity's financial condition, results of operations, or liquidity.

FDIC insurance and other regulatory assessments decreased $292,000 and $563,000 to $194,000 and $371,000 in the second quarter and the first half of 1999, respectively, compared to the same periods in 1998 as a result of Fidelity's improvements in capital ratios and other regulatory rating factors impacting deposit insurance and assessment charges.

Other expenses increased $420,000 and $813,000 to $1,650,000 and $3,363,000 in
the second quarter and the first half of 1999, respectively, compared to the same periods in 1998. These increases were primarily due to increases in operating expenses related to corporate growth, increases in advertising and promotion and the increased amortization of Fidelity's only securitization asset.

PROVISION FOR INCOME TAXES

The provision for income taxes for the second quarter and the first half of 1999 was $419,000 and $1,030,000, respectively, compared to $623,000 and $1,237,000 for the same periods in 1998. These changes were due to changes in taxable income.

FORWARD-LOOKING STATEMENTS

This discussion and analysis contains certain forward-looking statements including statements relating to present or future trends or factors generally affecting the banking industry and specifically affecting Fidelity's operations, markets and products. Without limiting the foregoing, the words "believes," "anticipates," "intends," "expects" or similar expressions are intended to identify forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Actual results could differ materially from those projected for many reasons, including, without limitation, changing events and trends that have influenced Fidelity's assumptions. These trends and events include (i) changes in the interest rate environment which may reduce margins,
(ii) non-achievement of expected growth, (iii) less favorable than anticipated changes in the national and local business environment and securities markets,
(iv) adverse changes in the regulatory requirements affecting Fidelity, (v) greater competitive pressures among financial institutions in Fidelity's market,
(vi) delay and/or increased costs in achieving Y2K compliance, and (vii) greater than anticipated credit losses. Additional information and other factors that could affect future financial results are included in Fidelity's filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K for 1998.



PART II - OTHER INFORMATION

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibit 27. Financial Data Schedule (For SEC use only).

(B)      Current Report on Form 8-K - None.

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

                                           FIDELITY NATIONAL CORPORATION
                                           -----------------------------
                                                   (Registrant)

Date:  August 10, 1999                     BY:  /s/ M. Howard Griffith, Jr.
                                                --------------------------------
                                                M. Howard Griffith, Jr.
                                                Chief Financial Officer


Date:  August 10, 1999                          /s/ M. Howard Griffith, Jr.
                                                --------------------------------
                                                M. Howard Griffith, Jr.
                                                Chief Financial Officer
                                                (Principal Financial Officer)