Form 10-Q
period 1999-09-30
FIDELITY NATIONAL CORP /GA/
filed 1999-11-12
CIK 822662

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                September 30, 1999
                              -------------------------------------------------


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

                                             (404) 639-6500
-----------------------------------------------------------------------------------------------------------
                         (Registrant's telephone number, including area code)

-----------------------------------------------------------------------------------------------------------
           (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                      Shares Outstanding at October 31, 1999
 ---------------------------       ---------------------------------------------
 Common Stock, no par value                         8,778,741

                          FIDELITY NATIONAL CORPORATION

                                      INDEX


                                                                                               Page Number
                                                                                            ------------------
Part I.                   Financial Information

             Item l.      Financial Statements

                          Consolidated Statements of Condition September 30, 1999,
                          (unaudited) and December 31, 1998                                            1

                          Consolidated Statements of Income (unaudited)
                          Three Months Ended September 30, 1999 and 1998, and
                          Nine Months Ended September  30, 1999 and 1998                               2

                          Consolidated Statements of Cash Flows (unaudited)
                          Nine Months Ended September 30, 1999 and 1998                                3

                          Notes to Consolidated Financial Statements (unaudited)                     4-5

             Item 2.      Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                                 5-13

Part II.                  Other Information                                                           14

             Item 3.      Quantitative and Qualitative Disclosures about
                          Market Risk (included in Part I Item 2)                                    8-9

             Item 6.      Exhibits and Reports on Form 8-K                                            14

Signature Page                                                                                        14

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION


                                                                                      (Unaudited)
                                                                               .      September 30,        December 31,
                                                                                           1999                1998
                                                                                      -------------       -------------
ASSETS
   Cash and due from banks                                                            $  28,841,808       $  32,726,501
   Interest-bearing deposits with banks                                                   1,296,840           1,417,679
   Federal funds sold                                                                    13,713,285          45,785,746
   Investment securities available-for-sale                                              45,176,306          43,404,870
   Investment securities held-to-maturity (approximate fair value of $35,234,155
       and $29,755,873 at September 30, 1999, and December 31, 1998, respectively)       36,244,598          29,652,667
   Loans held-for-sale                                                                   71,366,953          39,655,259
   Loans                                                                                619,734,492         496,220,907
   Allowance for loan losses                                                            (10,515,497)        (11,910,601)
                                                                                      -------------       -------------
   Loans, net                                                                           609,218,995         484,310,306
   Premises and equipment, net                                                           18,574,317          19,643,697
   Other real estate                                                                        907,340           1,093,264
   Accrued interest receivable                                                            5,320,911           4,560,617
   Other assets                                                                          17,057,927          10,626,947
                                                                                      -------------       -------------
                 Total assets                                                         $ 847,719,280       $ 712,877,553
                                                                                      =============       =============
LIABILITIES
   Deposits
       Noninterest-bearing demand deposits                                            $ 111,965,805       $ 102,424,607
       Interest-bearing deposits:
            Demand and money market                                                     134,326,634         128,053,878
            Savings                                                                      26,220,256          21,867,183
            Time deposits, $100,000 and over                                            153,054,991         107,599,557
            Other time deposits                                                         295,410,856         261,318,402
                                                                                      -------------       -------------
                 Total deposits                                                         720,978,542         621,263,627
   Federal Home Loan Bank short-term borrowings                                          20,000,000                  --
   Other short-term borrowings                                                           14,421,101          16,515,867
   Long-term debt                                                                        29,650,000          15,650,000
   Accrued interest payable                                                               3,567,958           3,189,129
   Other liabilities                                                                      3,464,175           1,703,450
                                                                                      -------------       -------------
                 Total liabilities                                                      792,081,776         658,322,073
                                                                                      -------------       -------------
SHAREHOLDERS' EQUITY
Preferred stock, no par value.  Authorized 10,000,000; issued and outstanding
      984,000 shares of Non-Cumulative 8% Convertible Preferred Stock-Series A,
      stated value $6.25                                                                  6,150,000           6,150,000
Common Stock, no par value. Authorized 50,000,000; issued 8,171,134 and
      8,144,958; outstanding 8,160,042 and 8,133,866 in 1999 and 1998, respectively      35,347,153          35,124,941
   Treasury stock                                                                           (69,325)            (69,325)
   Accumulated other comprehensive (loss) income                                         (1,076,187)             75,968
   Retained earnings                                                                     15,285,863          13,273,896
                                                                                      -------------       -------------
                  Total shareholders' equity                                             55,637,504          54,555,480
                                                                                      -------------       -------------
                  Total liabilities and shareholders' equity                          $ 847,719,280       $ 712,877,553
                                                                                      =============       =============

See accompanying notes to consolidated financial statements

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                            Nine Months Ended               Three Months Ended
                                                               September 30,                    September 30,
                                                      ----------------------------      ----------------------------
                                                          1999             1998             1999             1998
                                                      -----------      -----------      -----------      -----------
INTEREST INCOME
     Loans, including fees                            $45,376,026      $41,028,119      $16,157,028      $14,335,420
     Investment securities                              3,727,507        5,077,592        1,281,686        1,521,681
     Federal funds sold                                   648,778        1,267,592          263,279          633,743
     Deposits with other banks                             42,246           99,651           11,451           87,398
                                                      -----------      -----------      -----------      -----------
       Total interest income                           49,794,557       47,472,954       17,713,444       16,578,242

INTEREST EXPENSE
     Deposits                                          19,738,871       18,930,060        7,177,504        6,797,264
     Short-term borrowings                              1,142,352          473,918          486,895          146,572
     Long-term debt                                     1,423,540        1,077,030          545,270          354,059
                                                      -----------      -----------      -----------      -----------
       Total interest expense                          22,304,763       20,481,008        8,209,669        7,297,895
                                                      -----------      -----------      -----------      -----------

NET INTEREST INCOME                                    27,489,794       26,991,946        9,503,775        9,280,347
     Provision for loan losses                          5,800,000        6,750,000        2,000,000        2,000,000
                                                      -----------      -----------      -----------      -----------
NET INTEREST INCOME AFTER PROVISION FOR
     LOAN LOSSES                                       21,689,794       20,241,946        7,503,775        7,280,347

NONINTEREST INCOME
     Service charges on deposit accounts                2,038,745        1,728,821          674,541          611,151
     Credit card fees                                   2,713,635        2,419,918          941,545          862,146
     Mortgage banking activities                        3,103,264        2,748,000        1,521,442        1,004,813
     Brokerage activities                               2,134,866        2,304,650          593,873          648,093
     Indirect lending activities                        2,301,663        2,434,496          506,416        1,066,834
     Trust activities                                   1,278,307          769,500          390,000          256,500
     Other                                              1,252,369        1,638,480          542,797          208,395
                                                      -----------      -----------      -----------      -----------
       Total noninterest income                        14,822,849       14,043,865        5,170,614        4,657,932

NONINTEREST EXPENSE
     Salaries and employee benefits                    14,415,058       12,865,301        4,802,433        4,299,003
     Furniture and equipment                            2,334,110        2,010,383          799,002          753,594
     Net occupancy                                      2,514,464        2,499,291          864,665          846,958
     Credit card processing and transaction fees        2,413,785        2,297,469          815,629          782,156
     Communication expenses                             1,721,928        1,502,650          582,654          506,729
     Professional and other services                    2,126,133        2,040,337          654,640          908,991
     Regulatory assessments                               340,271        1,078,397          117,942          293,515
     Amortization of mortgage servicing rights .          534,128          645,988          163,375          169,430
     Other                                              4,922,778        4,080,070        1,560,250        1,530,692
                                                      -----------      -----------      -----------      -----------
       Total noninterest expense                       31,322,655       29,019,886       10,360,590       10,091,068
                                                      -----------      -----------      -----------      -----------
       Income before income taxes                       5,189,988        5,265,925        2,313,799        1,847,211
       Income tax expense                               1,831,180        1,917,723          800,761          680,313
                                                      -----------      -----------      -----------      -----------

NET INCOME                                            $ 3,358,808      $ 3,348,202      $ 1,513,038      $ 1,166,898
                                                      ===========      ===========      ===========      ===========
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS           $ 2,989,808      $ 2,979,202      $ 1,390,038      $ 1,043,898
                                                      ===========      ===========      ===========      ===========
BASIC AND DILUTED EARNINGS PER SHARE                  $       .37      $       .37      $       .17      $       .13
                                                      ===========      ===========      ===========      ===========
DIVIDENDS DECLARED PER SHARE                          $       .12      $        --      $       .04      $        --
                                                      ===========      ===========      ===========      ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              8,146,978        8,119,944        8,156,432        8,125,468
                                                      ===========      ===========      ===========      ===========


See accompanying notes to consolidated financial statements.

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                                    ---------------------------------
                                                                                         1999                1998
                                                                                    -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                     $   3,358,808       $   3,348,202
     Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
         Provision for loan losses                                                      5,800,000           6,750,000
         Depreciation and amortization of premises and equipment                        2,028,631           1,649,729
         Amortization of mortgage servicing rights                                        534,128             645,988
         Additions of originated mortgage servicing rights                               (632,286)           (854,834)
         Gain on loan sales                                                              (700,878)         (1,349,235)
         Proceeds from sale of other real estate                                          415,730             372,632
         Net increase in loans held-for-sale                                          (31,711,694)        (30,687,611)
         Net increase in accrued interest receivable                                     (760,294)           (547,353)
         Net increase in accrued interest payable                                         378,829             175,493
         Net (increase) decrease in other assets                                       (6,430,980)            413,199
         Net increase in other liabilities                                              1,760,725             475,297
         Other                                                                            804,318             237,220
                                                                                    -------------       -------------
              Net cash flows used in operating activities                             (25,198,061)        (19,328,175)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of investment securities held-to-maturity                              (10,154,596)        (10,565,169)
     Maturities of investment securities held-to-maturity                               3,562,665           8,672,805
     Purchases of investment securities available-for-sale                            (36,168,512)        (22,994,168)
     Maturities of investment securities available-for-sale                            32,538,759          60,130,314
     Net increase in loans                                                           (271,037,842)       (189,273,265)
     Purchases of premises and equipment                                                 (959,251)           (927,117)
     Proceeds from sale of loans                                                      140,843,325         152,335,846
                                                                                    -------------       -------------
              Net cash flows used in investing activities                            (141,375,452)         (2,620,754)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in demand deposits, money market accounts,
         and savings accounts                                                          20,167,027          51,459,685
     Net increase (decrease) in time deposits                                          79,547,888          (2,585,164)
     Net increase in short-term borrowings                                             17,905,234          12,722,521
     Net increase (decrease) in long-term borrowings                                   14,000,000            (150,000)
     Dividends paid                                                                    (1,346,841)           (369,000)
     Proceeds from the issuance of common stock                                           222,212             171,890
                                                                                    -------------       -------------
              Net cash flows provided by financing activities                         130,495,520          61,249,932
                                                                                    -------------       -------------
              Net (decrease) increase in cash and cash equivalents                    (36,077,993)         39,301,003

Cash and cash equivalents, beginning of period                                         79,929,926          69,261,541
                                                                                    -------------       -------------
Cash and cash equivalents, end of period                                            $  43,851,933       $ 108,562,544
                                                                                    =============       =============


Supplemental disclosures of cash flow information:
     Cash paid during the period for:
              Interest                                                              $  21,925,934       $  20,615,445
                                                                                    =============       =============
              Income taxes                                                          $     600,000       $   1,400,000
                                                                                    =============       =============

See accompanying notes to consolidated financial statements

                          FIDELITY NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1999


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Fidelity National Corporation and subsidiaries ("Fidelity") have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. All such adjustments are normal recurring accruals. Operating results for the three month and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These statements and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements and notes thereto included in Fidelity's Annual Report on Form 10-K for the year ended December 31, 1998.

Note B - Shareholders' Equity

Fidelity's wholly owned subsidiary Fidelity National Bank (the "Bank") is a national banking association. The Bank is subject to Federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System (the "FRB") and to banks whose deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC").


Fidelity and the Bank are principally regulated by the FRB and the Office of the Comptroller of the Currency (the "OCC"), respectively. At periodic intervals, the OCC examines and evaluates the financial condition, operations, and policies and procedures of nationally chartered banks, such as the Bank, as part of its legally prescribed oversight responsibilities.

The Board of Governors of the FRB is the principal regulator of Fidelity National Corporation, a bank holding company. The FRB and the OCC have established capital requirements as a function of their oversight of bank holding companies and nationally chartered banks. Each bank holding company and the Bank must maintain the minimum capital ratios set forth in "Liquidity and Sources of Capital". At September 30, 1999, and December 31, 1998, Fidelity National Corporation and the Bank exceeded the minimum capital requirements.

Fidelity's Board of Directors on February 13, 1997, adopted a resolution requested by the Federal Reserve Bank of Atlanta ("FRB Agreement"). The FRB Agreement, among other things, prohibits Fidelity from redeeming its capital stocks, paying dividends on common stock or incurring debt without prior approval of the FRB. The FRB agreement continues until canceled by the FRB.

During the nine month period ended September 30, 1999, Fidelity declared and paid dividends on its common stock of $.12 per share totaling approximately $978,000 and on its Non-Cumulative 8% Convertible Preferred Stock, Series A, Stated Value $6.25 per share ("Preferred Stock") totaling $369,000.

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


Note D - Comprehensive Income

Fidelity's only comprehensive income items are related to unrealized gains and losses on investment securities classified as available-for-sale and reclassification adjustments for gains on securities sales and calls included in net income. All comprehensive income items are tax effected at a rate of 38%. During the third quarter total comprehensive income was $1,333,884 and for the nine month period ended September 30, 1999, total comprehensive income was $2,192,492. Total comprehensive income was $1,219,814 and $3,371,783, respectively, for the comparable periods of 1998.

Note E - Subsequent Events

Fidelity National Corporation has exercised its rights under Paragraph II 5 of the Articles of Incorporation to redeem all of the outstanding shares of Non-Cumulative 8% Convertible Preferred Stock-Series A ("Series A Preferred Stock") by paying in cash the sum of $6.25 per share plus any declared but unpaid dividends ("Redemption Price"). The redemption occurred on October 19, 1999, ("Redemption Date").

However, at any time prior to the October 19, 1999 Redemption Date, shareholders could convert the Series A Preferred Stock into Common Stock of Fidelity National Corporation at the conversion price of $7.19 per share of Common Stock. Thus each 1,000 shares of Series A Preferred Stock was convertible into 869.26 shares of Common Stock. Shareholders owning 710,000 shares of Series A Preferred Stock of the 984,000 shares outstanding elected to convert to Common Stock, resulting in the issuance of 617,165 shares of Common Stock. Shareholders' equity was reduced by $1.7 million as a result of the redemption of 274,000 preferred shares and the payment of fractional interests. See Liquidity and Sources of Capital in Item 2. All fractional interests upon conversion were paid in cash based upon the then current market value of the Common Stock.

The redemption of the preferred stock was initiated in conjunction with Fidelity's intention to issue $20 million in trust preferred debt securities during the fourth quarter of 1999 to further enhance the capital positions of Fidelity and the Bank.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis reviews important factors affecting Fidelity's financial condition at September 30, 1999, compared to December 31, 1998, and the results of operations for the three and nine month periods ended September 30, 1999, compared to the same periods of 1998. These comments should be read in conjunction with Fidelity's consolidated financial statements and accompanying notes appearing in this report and in conjunction with the consolidated financial statements and notes thereto included in Fidelity's Annual Report on Form 10-K for the year ended December 31, 1998.

ASSETS

Total assets were $848 million at September 30, 1999, compared to $713 million at December 31, 1998, an increase of $135 million, or 18.9%. Loans increased $124 million or 24.9% to $620 million, and loans held-for-sale increased $32 million or 80.0% to $71 million at September 30, 1999. The increase in total loans was primarily a result of the growth in commercial loans of $20 million or 19.0% to $123 million, the growth in construction loans of $16 million or 25.5% to $79 million, the growth in consumer loans of $72 million or 39.6% to $252 million and a $24 million increase in mortgage loans to $70 million, offset in part by a decline of $8 million in credit card loans to $96 million.

The following schedule summarizes Fidelity's total loans at September 30, 1999, and December 31, 1998 (dollars in thousands):


                                   September 30,     December 31,
                                        1999             1998
                                   -------------     ------------
TOTAL LOANS:
Loans                              $     619,735     $    496,221
Loans held-for-sale:
    Mortgage loans                         8,366            9,655
    Indirect auto loans                   63,000           30,000
                                   -------------     ------------
    Total loans held-for-sale             71,366           39,655
                                   -------------     ------------
Total loans                        $     691,101     $    535,876
                                   =============     ============

During the nine months ended September 30, 1999, Fidelity invested $7.5 million in company owned life insurance policies on certain key members of management. This investment is included in other assets.

ASSET QUALITY

The following schedule summarizes Fidelity's asset quality position at September 30, 1999, and December 31, 1998 (dollars in thousands):


                                               September 30,        December 31,
                                                    1999                1998
                                               -------------        ------------
Nonperforming assets:
    Nonaccrual loans                           $       2,541        $      1,848
    Other real estate owned                              907               1,093
                                               -------------        ------------
       Total nonperforming assets              $       3,448        $      2,941
                                               =============        ============

Loans 90 days past due and still accruing      $       2,534        $      4,393
                                               =============        ============

Allowance for loan losses                      $      10,515        $     11,911
                                               =============        ============


Ratio of past due loans to loans                         .37%                .82%
                                               =============        ============

Ratio of nonperforming assets to loans
    and other real estate owned                          .50%                .55%
                                               =============        ============

Allowance to period-end loans                           1.70%               2.40%
                                               =============        ============

Allowance to nonperforming loans
(coverage ratio)                                        4.14x               6.45x
                                               =============        ============

The significant increase in nonaccrual loans is related to one credit relationship discussed in "Provision for Loan Losses". Management is not aware of any potential problem loans other than those disclosed in the table above, which includes all loans recommended for classification by regulators, which would have a material impact on asset quality.

DEPOSITS

Total deposits at September 30, 1999, were $721 million compared to $621 million at December 31, 1998, a 16.0% increase. During this period, total liabilities increased $134 million, or 20.3%, to $792 million due in part to $20 million and $14 million in Federal Home Loan Bank ("FHLB") short-term and long-term borrowings, respectively. The increase in deposits occurred in noninterest-bearing demand deposits, which increased $10 million, or 9.3%; interest bearing demand and money market accounts, which increased $6 million, or 4.9%; savings, which increased $4 million or 19.9%; and, time deposits, $100,000 and over, and other time deposits, which increased $46 million and $34 million, respectively, or 42.3% and 13.1%, respectively. The increases in time deposits were due in part to the advertising of time deposit products to attract deposits to support loan growth. There were no brokered deposits at September 30, 1999, or December 31, 1998.

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

Sources of liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities; investment securities eligible for sale or pledging to secure borrowings from dealers and customers pursuant to securities sold under agreements to repurchase ("repurchase agreements"); loan repayments; loan sales; deposits and certain interest rate-sensitive deposits; a collateralized line of credit from the FHLB; secured borrowings; borrowings under unsecured overnight Federal funds lines available from correspondent banks; and, a collateralized line of credit at the Federal Reserve Bank Discount Window. During the first nine months of 1999, the Bank sold $141 million in newly originated and held-for-sale indirect automobile loans compared to the sale of $152 million in the first nine months of 1998. In addition to interest rate sensitive deposits, the Bank's principal demand for liquidity is anticipated fundings under credit commitments to customers.

Shareholders' equity was $56 million at September 30, 1999, and $55 million at December 31, 1998. Shareholders' equity as a percent of total assets was 6.6% at September 30, 1999, compared to 7.7% at December 31, 1998.

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

The Bank has unused sources of liquidity in the form of unused Federal funds lines totaling $25 million, unpledged securities and money market assets of $16 million, a secured line of $15 million with a bank and FHLB and FRB lines of credit, subject to available qualifying collateral, at September 30, 1999.

At September 30, 1999, and December 31, 1998, the Bank exceeded all capital ratios required by the OCC to be considered well capitalized as reflected in the following schedule:


                                         OCC                          Bank Ratios
                           -------------------------------  -------------------------------
                             Adequately          Well       September 30,      December 31,
Capital Ratio               Capitalized       Capitalized        1999               1998
---------------------      -------------     -------------  --------------    -------------

   Leverage                    4.00%             5.00%           6.50%            7.10%
   Risk-Based Capital
       Tier I                  4.00              6.00            7.42             8.68
         Total                 8.00             10.00           10.06            11.65


At September 30, 1999, and December 31, 1998, Fidelity exceeded all capital ratios required by the FRB to be considered well capitalized, as reflected in the schedule below:


                                        FRB                        Fidelity Ratios
                           -------------------------------  -------------------------------
                             Adequately          Well       September 30,      December 31,
Capital Ratio               Capitalized       Capitalized        1999               1998
---------------------      -------------     -------------  --------------    -------------

   Leverage                    4.00%             5.00%             6.87%               7.57%
   Risk-Based Capital
       Tier I                  4.00              6.00              7.83                9.25
         Total                 8.00             10.00             11.20               13.14


For additional information, see page 4, Note B and page 5, note E of the Notes to Consolidated Financial Statements. The redemption of 274,000 shares of Preferred Stock for $1.7 million would have the effect of reducing the Tier 1 and total capital of Fidelity by approximately 24 basis points and reduce the leverage ratio by approximately 21 basis points at September 30, 1999.

INTEREST RATE SENSITIVITY

The interest rate sensitivity structure within Fidelity's Statement of Condition at September 30, 1999, reflects a net interest sensitivity liability gap of 13.0% when projecting forward one year. In the near term, defined as 90 days, Fidelity has a net interest sensitivity asset gap of 15.7%. When projecting forward six months, Fidelity has a net interest sensitivity asset gap of 6.6%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of callable securities and certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income.

At September 30, 1999, the 31-60 day asset maturity and repricing total included $63 million of indirect automobile loans classified as held-for-sale. When these loans are sold, Fidelity will become less interest sensitive in the one year time horizon. Fidelity's policy states that the cumulative gap at the six month and one year period should not exceed 10% and 15%, respectively. Any interest rate risk associated with the cumulative gap positions noted above was mitigated because of the net interest sensitivity asset gap in the near term and the net interest sensitivity liability gap at one year.

RISK EXPOSURE

Fidelity's primary risk exposures are interest rate risk and credit risk and, to a lesser extent, liquidity risk. Over the next three months, an additional primary risk exposure is that which is associated with the Year 2000 ("Y2K") issues discussed below. This risk exposure is related to computer operations and automated information systems and controls. Fidelity has little or no risk related to trading accounts, commodities or foreign exchange. Interest rate risk is the exposure of a banking organization's financial condition and earnings ability to adverse movements in interest rates. Fidelity has analyzed the assumed market value risk and earnings risk inherent in its interest rate sensitive instruments related to interest-rate swings of 200 basis points, both above and below current levels (rate shock analysis). Earnings and fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.

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

The Y2K risk exposure arises primarily as a result of many computer operating and computer application programs utilizing only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with a 20 rather than a 19 (for example, the year 2000). If not corrected, many computer applications could fail or create erroneous results. This problem could affect any computer hardware or software, or computerized environmental system (including elevators, security systems, vault doors, etc.) Certain computer software could be affected by other upcoming dates

Financial institutions are highly automated and computerized applications are critical to their operations and controls. The financial regulators, including the Federal Financial Institutions Examination Council ("FFIEC") are acutely aware of the potential problems associated with Y2K and the effects they could have on individual financial institutions and, indeed, on the entire financial system. The FFIEC has issued numerous recommended and mandatory guidelines and timetables which financial institutions must meet in order to assure that all Y2K issues are timely addressed and resolved. The FFIEC has mandated that the primary regulator of each financial institution will conduct quarterly reviews to assess the progress made in identifying and rectifying any and all issues related to the Y2K problem.

The operating systems and the large majority of application systems used by Fidelity are products of established national vendors, which provide software and services to numerous users. Fidelity has primarily utilized the services of consultants dedicated to working with Fidelity's data processing staff to conduct its Y2K program. The Y2K program consists of a five-phase methodology employed throughout the organization and addresses all automated processes. This methodology includes awareness, assessment, renovation, validation and implementation.

Fidelity has identified approximately 80 different programs or applications which must be processed through the above five-phase methodology, 10 of which have been identified as mission-critical, or essential to the daily operations of Fidelity. All of these mission-critical programs or applications were certified as complete and Y2K compliant no later than the target dates established by the FFIEC. The large majority of the other programs or applications are compliant and the remaining programs or applications, none of which are mission-critical, are in various stages of completion. It is anticipated that these systems will be compliant by December 31, 1999.

In addition, Fidelity is assessing any potentially material Y2K risks associated with customers, suppliers, correspondents and counterparties and is conducting inquiries, tests, evaluations and other due diligence procedures to mitigate or eliminate these risks as deemed appropriate. No single customer, supplier, correspondent or counterparty is considered to be critical to the business of Fidelity. Legal documents and contracts such as those for new loans, for equipment purchases, for service providers, etc. are being evaluated and modified on an on-going basis as appropriate to mitigate any Y2K risks. Fidelity has also developed contingency plans for its mission-critical systems if Y2K renovations related to modifications do not occur timely. Additionally, Fidelity has developed a contingency liquidity plan should concerns about Y2K issues cause some customers to deviate from normal banking behaviors. Finally, a detailed plan was developed for the week preceding and the week following December 31, 1999, detailing contingency and back-up procedures addressing any possible internal or external problems resulting from Y2K.

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

Fidelity incurred expenses of approximately $395,000 and $816,000 related to Y2K issues for the nine months ended September 30, 1999, and the year ended December 31, 1998, respectively, primarily consisting of consulting fees. It is anticipated that the total expenses associated with the Y2K project during 1999 and 1998 will be approximately $1.4 million. In addition, approximately $182,000 and $170,000 was expended during 1999 and 1998, respectively, for hardware, software and software upgrades, which are Y2K compliant. These expenditures provided operating enhancements or operating efficiencies and would have been made during 1998 or 1999 irrespective of the Y2K compliance issue.

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

EARNINGS

Net income for the quarter ended September 30, 1999, was $1,513,000 compared to net income of $1,167,000 for the comparable quarter of 1998, an increase of 29.7%. Basic and diluted earnings were $.17 per share for the third quarter of 1999, compared to $.13 per share for the same period in 1998.

Fidelity's net income was $3,359,000 for the nine months ended September 30, 1999, compared to net income of $3,348,000, for the nine months ended September 30, 1998, a .3% increase. Basic and diluted earnings were $.37 per share for the nine month periods ended September 30, 1999, and 1998.


NET INTEREST INCOME

Net interest income for the third quarter of 1999 was $9.5 million compared to $9.3 million for the same period in 1998. While the average balance of interest earning assets increased $117.1 million to $762.6 million for the three months ended September 30, 1999, when compared to the same period in 1998, the yield on those assets declined 101 basis points to 9.20%. The yield on average loans outstanding for the period declined 155 basis points to 9.76% when compared to the same period in 1998 as a result of lower average balances outstanding in high yielding credit cards and the reduction in yields on other loans due to a lower interest rate environment and competition by other lenders. Partially mitigating the lower yields on average loans outstanding was the $36.8 million decline in lower yielding average investment securities, interest-bearing deposits with banks and Federal funds sold which were replaced by higher yielding loans during the third quarter of 1999, to $105.2 million when compared to the same period in 1998.

The average balance of interest bearing liabilities increased $106.9 million during the third quarter of 1999 to $655.4 million and the rate on these average balances decreased 31 basis points to 5.00% when compared to the same period in 1998.

Net interest income for the first nine months of 1999 was $27.5 million compared to $27.0 million for the same period in 1998. The average balance of interest earning assets increased $93.4 million to $704.1 million for the nine months ended September 30, 1999; however, the yield on average interest earning assets declined 95 basis points to 9.45% when compared to the same period in 1998. Reductions in the credit card portfolio resulted in a decline in average balances outstanding by $11.1 million to $98.9 million for the nine month period ended September 30, 1999, when compared to the same period in 1998, while the average balances outstanding in total loans increased $128.7 million to $604.1 million for the same period in 1999 compared to 1998.

The average balance of interest bearing liabilities increased $80.4 million to $601.9 million during the nine months ended September 30, 1999, while the rate on these average balances declined 30 basis points to 4.95% when compared to the same period in 1998.


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

Management believes the allowance for loan losses is adequate to provide for inherent loan losses. The provision for loan losses for the first nine months and the third quarter of 1999 was $5.8 million and $2.0 million, respectively, compared to $6.8 million and $2.0 million, respectively, for the comparable periods in 1998. The reduction in the provision for the first nine months of 1999 is primarily due to the continued improvement in the current aggregate amount of credit card delinquencies and net charge-offs.

In late June 1999, a significant commercial customer filed for bankruptcy. The loans related to this customer were placed on nonaccrual on June 30, 1999, and approximately $537,000 was charged off during the third quarter. The remaining loans meet the definition of impaired loans and have a related specific reserve of $500,000 included as part of the allowance for credit losses. Because of the potential loss exposure on this relationship, Fidelity was unable to take full advantage of the improving charge-off and delinquency trends in other parts of the loan portfolio, which would have supported an otherwise lower year to date provision for loan losses relative to prior periods. Net charge-offs to average loans on an annualized basis for the nine months ended September 30, 1999, were 1.75% compared to 2.69% for the same period in 1998.

The following schedule summarizes changes in the allowance for loan losses for the periods indicated (in thousands):



                                                    Nine Months Ended       Year Ended
                                                       September 30,        December 31,
                                                 -----------------------   -------------
                                                    1999         1998          1998
                                                 ----------   ----------   -------------
Balance at beginning of period                   $   11,911   $   14,320   $      14,320
Charge-offs:
     Commercial, financing and agricultural             569           22              28
     Real estate-construction                            --           --              --
     Real estate-mortgage                                --           --              --
     Consumer installment                             1,882        1,942           2,444
     Credit cards                                     6,122        9,427          12,092
                                                 ----------   ----------   -------------
     Total charge-offs                                8,573       11,391          14,564

Recoveries:
     Commercial, financial and agricultural               2            5              29
     Real estate-construction                            --           --              --
     Real estate-mortgage                                --           --              --
     Consumer installment                               205          254             321
     Credit cards                                     1,171        2,065           2,355
                                                 ----------   ----------   -------------
     Total recoveries                                 1,378        2,324           2,705
                                                 ----------   ----------   -------------

Net charge-offs                                       7,195        9,067          11,859
Provision for loan losses                             5,800        6,750           9,450
                                                 ----------   ----------   -------------
Balance at end of period                         $   10,516   $   12,003   $      11,911
                                                 ==========   ==========   =============

NONINTEREST INCOME

Noninterest income was $5.2 million for the third quarter of 1999 compared to $4.7 million for the same period in 1998. For the nine months ended September 30, 1999, noninterest income was $14.8 million compared to $14.0 million for the same period in 1998. During the third quarter of 1999, gains on the sale of mortgage servicing rights more than offset the decline in gains from the sale of indirect automobile loans. A non-recurring gain of $654,000 and securities gains of $134,000 were included in noninterest income for the nine month period ended September 30, 1998. Excluding the non-recurring gain and securities gains in the first nine months of 1998, noninterest income for the first nine months of 1999 rose $1.6 million or 11.8% over the comparable period of 1998.

Service charges on deposit accounts increased $63,000 and $310,000 to $675,000 and $2,039,000 during the third quarter and the first nine months of 1999, respectively, when compared to the same periods last year, due primarily to deposit growth. Credit card fees increased $79,000 and $294,000 to $942,000 and $2,714,000 during the three month and nine month periods ended September 30, 1999, respectively, compared to the same periods last year, due primarily to increases in merchant banking fees.

Income from mortgage banking activities increased $517,000 and $355,000 to $1,521,000 and $3,103,000 for the third quarter and first nine months of 1999, respectively, when compared to the same periods in 1998. These increases were the result of the sale of all third party mortgage servicing rights in the third quarter of 1999 for a gain of $788,000.

Income from brokerage activities declined $54,000 and $170,000 to $594,000 and $2,135,000 for the three month and nine month periods ending September 30, 1999, respectively, when compared to the same periods in 1998, as a result of a decline in retail volume.

Income from indirect lending activities declined $560,000 to $506,000 for the third quarter of 1999 when compared to the same period in 1998 due to reduced profitability on sales during the quarter. The decline in profitability occurred as a result of rising interest rates, offset in part by increases in servicing fees and related ancillary income. Income for the nine month period decreased $133,000 to $2,302,000 when compared to the same period last year.

Income from trust activities increased $134,000 and $509,000 to $390,000 and $1,278,000 for the third quarter and the first nine months of 1999, respectively, compared to the similar periods in 1998. These were primarily the result of adjusting fees charged for trust services provided.

NONINTEREST EXPENSE

Noninterest expense was $10.4 million and $31.3 million for the three month and nine month periods ended September 30, 1999, respectively, compared to the same periods in 1998, increases of 2.7% and 7.9%, respectively.

Salaries and benefit expenses increased $503,000 and $1,550,000 to $4,802,000 and $14,415,000 for the third quarter and first nine months of 1999, respectively, compared to the same periods in 1998. The number of full-time equivalent employees increased to 444 as of September 30, 1999, from 405 at September 30, 1998. The increase in salary and benefit expenses was directly related to the increase in full-time equivalent employees. The additional employees were hired as a result of, substantial growth in lending volumes and balances in all lending portfolios other than credit cards, growth in mortgage and merchant banking activities and general corporate growth.

Furniture and equipment expenses increased $45,000 and $324,000 to $799,000 and $2,334,000 in the third quarter and first nine months of 1999, respectively, compared to the same periods in 1998, primarily as a result of the addition of three new branches in mid-1998, the purchase of equipment and software to provide new and/or enhanced services and purchases of furniture and equipment to support staffing additions.

Professional and other outside service expenses decreased $254,000 to $655,000 the three month period ended September 30, 1999, compared to the same period in 1998, due to the declining cost of Y2K review, testing and compliance certification of operational and financial software and automated systems. Fidelity completed the testing and rectification, where necessary, of all mission critical systems in the first quarter of 1999. Professional services increased $86,000 to $2,126,000 in the nine months ended September 30, 1999, when compared to the same period in 1998, primarily due to Y2K costs in early 1999. Based on current projections, management does not anticipate that the remaining costs to address the Y2K issues will have a material adverse impact on Fidelity's financial condition, results of operations, or liquidity.

FDIC insurance and other regulatory assessments decreased $176,000 and $738,000 to $118,000 and $340,000 in the third quarter and the first nine months of 1999, respectively, compared to the same periods in 1998 as a result of Fidelity's improvements in capital ratios and other regulatory rating factors impacting deposit insurance and assessment charges.

Other expenses increased $30,000 and $843,000 to $1,560,000 and $4,923,000 in
the third quarter and the first nine months of 1999, respectively, compared to the same periods in 1998. These increases were primarily due to increases in operating expenses related to corporate growth, increases in advertising and promotion and the increased amortization of Fidelity's only securitization asset.

PROVISION FOR INCOME TAXES

The provision for income taxes for the third quarter and the first nine months of 1999 was $801,000 and $1,831,000, respectively, compared to $680,000 and $1,918,000 for the same periods in 1998. These changes were due to changes in taxable income.

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

PART II - OTHER INFORMATION

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibit 27. Financial Data Schedule (For SEC use only).

(B) Current Report on Form 8-K - Notice of Redemption of all the outstanding shares of Non- cumulative 8% convertible Preferred Stock - Series A.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     FIDELITY NATIONAL CORPORATION
                                                 (Registrant)

Date: November 10, 1999              BY:      /s/  James B. Miller, Jr.
                                        ---------------------------------------
                                              James B. Miller, Jr.
                                              Chief Executive Officer


Date: November 10, 1999              BY:      /s/  M. Howard Griffith, Jr.
                                        ---------------------------------------
                                              M. Howard Griffith, Jr.
                                              Chief Financial Officer