Form 10-K405
period 1999-12-31
FIDELITY NATIONAL CORP /GA/
filed 2000-03-24
CIK 822662

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                [X] Annual Report Pursuant to Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X].

The aggregate market value of the voting common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors and greater than five percent shareholders are "affiliates" of the Registrant) as of March 1, 2000 (based on the closing sale price of the Common Stock as quoted on the Nasdaq National Market System on such date) was $37,790,000.

At March 1, 2000, there were 8,780,664 shares of Common Stock outstanding, without stated par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999 are incorporated by reference into Parts I and II. Portions of the Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                     PART I

FORWARD-LOOKING STATEMENTS

         Certain information and statements in this Form 10-K include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that reflect Fidelity National Corporation's current expectations regarding the future and involve risks and uncertainties. The words "believes," "expects," "anticipates," "estimates" and "intends" and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of disruptions in Fidelity National Corporation's, its correspondents', its counterparties', its customers', or its suppliers' operations arising from system and other failures relating to general economic conditions and other factors. Investors are encouraged to read the related section in Fidelity National Corporation's 1999 Annual Report to Shareholders and those discussed below under "Risk Factors".


ITEM 1.           BUSINESS

         Fidelity National Corporation ("Fidelity") is a registered bank holding company headquartered in Atlanta, Georgia. All of Fidelity's activities are conducted by its wholly owned subsidiaries: Fidelity National Bank ("Bank"), which was organized as a national banking corporation in 1973; and Fidelity National Capital Investors, Inc. ("Fidelity Capital"), organized as a Georgia corporation in May 1992.

         The Bank provides traditional deposit, lending, mortgage, securities brokerage, international trade services and trust products and services to its commercial and retail customers. The Bank is a full-service banking operation and Fidelity Capital is a securities brokerage operation. Fidelity conducts its full-service banking and residential mortgage lending through 19 locations in the metropolitan Atlanta area.

         Fidelity conducts its indirect automobile lending (the purchase of consumer automobile installment sales contracts from automobile dealers), residential mortgage lending and residential construction lending through certain of its Atlanta offices and its Jacksonville, Florida location. At December 31, 1999, Fidelity had total assets of $813 million, total loans of $721 million, total deposits of $718 million and shareholders' equity of $56 million.

         Fidelity as used herein includes Fidelity National Corporation and its subsidiaries unless the context otherwise requires.

RECENT DEVELOPMENTS

         Fidelity National Mortgage Corporation's assets and operations were transferred to a division of the Bank on December 31, 1999.

         On January 19, 2000, the Federal Reserve Bank of Atlanta ("FRB") terminated the agreement with Fidelity which, among other things, prohibited Fidelity from redeeming its capital stock, paying dividends on its common stock or incurring debt without the prior approval of the FRB.

         Fidelity has agreed to issue $10,500,000 of 10 7/8% Junior Subordinated Deferrable Interest Debentures due 2030 ("Debt Securities") on March 23, 2000. The Debt Securities will constitute Tier 1 capital of Fidelity for regulatory purposes. The proceeds will be used to provide additional capital to the Bank and for general corporate purposes.

MARKET AREA

         The Bank conducts banking activities primarily through 19 branches in Fulton, DeKalb, Cobb, Clayton and Gwinnett counties, Georgia. The Bank's customers are primarily small and medium sized businesses and individuals. The customer base for its credit card portfolio is national in scope, with customers in all 50 states. Indirect automobile, residential construction and mortgage lending are conducted from the Jacksonville, Florida office in addition to its offices in Georgia. Customers of its other services are located almost exclusively in Georgia.

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

         Deposits

         Fidelity offers a full range of depository accounts and services to both individuals and businesses. As of December 31, 1999, the deposit base totaled approximately $718 million, consisted of approximately $105 million in noninterest-bearing demand deposits (14.7% of total deposits), approximately $142 million in interest-bearing demand deposits and money market accounts (19.8% of total deposits), approximately $30 million in savings deposits (4.1% of total deposits), approximately $285 million in time deposits in amounts less than $100,000 (39.7% of total deposits), and approximately $156 million in time deposits of $100,000 or more (21.7% of total deposits). There were no brokered deposits at December 31, 1999.

         Lending

         Fidelity's primarily lending activities include consumer loans (direct and indirect automobile loans and credit card loans), real estate loans and commercial loans to small and medium sized businesses. Secured construction loans to home builders are made in the Atlanta, Georgia, and Jacksonville, Florida metropolitan areas. Residential mortgages are made in Atlanta, Georgia and Jacksonville, Florida. The loans are generally secured by first and second real estate mortgages. FNB offers direct installment loans to consumers on both a secured and unsecured basis. Commercial lending includes the extension of credit for business purposes.

         As of December 31, 1999, Fidelity had consumer (including installment and credit card loans), real estate (including residential mortgage, construction and commercial loans secured by real estate), and commercial loans of $403 million, $215 million and $103 million, representing approximately 56.0%, 29.8% and 14.2%, respectively, of the total loan portfolio. Real estate loans included $67 million in construction loans, $135 million in residential real estate loans and $13 million in commercial loans secured by real estate. As of December 31, 1999, commercial loans, including commercial loans secured by real estate, totaled $116 million.

         Consumer Lending

         Fidelity consumer lending primarily consists of indirect automobile lending and consumer credit cards. Fidelity also makes direct consumer loans, including direct automobile loans, home equity and personal loans.

         Indirect Automobile Lending. Fidelity acquires, on a non-recourse basis, consumer installment contracts secured by new and used vehicles purchased by consumers from motor vehicle dealers located primarily in Atlanta, Georgia and Northeastern Florida. As of December 31, 1999, the aggregate amount of indirect automobile loans outstanding was $284 million, representing 39.3% of FNB's total loan portfolio. Approximately 53% and 30% of the outstanding indirect automobile loans at December 31, 1999, were originated in the Atlanta and Jacksonville, Florida offices, respectively. An additional $285 million of indirect automobile loans originated and sold by Fidelity are being serviced by Fidelity for others. Each potential sales finance contract is reviewed for creditworthiness and collateral value by Fidelity, which notifies the automobile dealer as to the terms (including interest rate and length of contract) on which the loan will be made to the dealer's customer. Since the sales finance contracts are purchased on a nonrecourse basis, no credit is being extended to the dealers and the dealers have no liability for the sales finance contracts purchased from them, except to the extent of the dealer reserve discussed below and representations and warranties in the dealer's agreement. Once the loan has been documented, the dealer sells the contract to Fidelity.

         The interest rate quoted by a dealer on a sales finance contract may exceed the interest charged by Fidelity on the particular contract. That interest differential or flat fee, depending on dealer arrangement, is amortized in a prepaid asset account. Usually 75% to 100% of the interest differential or flat fee is immediately paid to the dealer as compensation for originating and documenting the loan. The unpaid portion is retained in the dealer holdback account and Fidelity may deduct from this account prepayments, rebates, charge-offs and any rebates of interest charges due Fidelity on sales finance contracts purchased from the dealer. If any amount is remaining in the holdback account at the time all sales finance contracts purchased by Fidelity from the dealer have been paid in full, such amount is paid to the dealer. As of December 31, 1999, the balance in the holdback accounts was $125,000. The potential charge-offs in excess of the holdback are provided for by the allowance for loan losses. Net charge-offs on indirect automobile loans for the two years ended December 31, 1999 and 1998, were $1.9 million and $2.0 million, respectively.

         Credit Card Loans. Fidelity offers Visa, MasterCard, Visa Gold, affinity Visa programs and sponsors Visa/MasterCard agent bank relationships. These programs are offered on a nationwide basis to persons, businesses, partnerships and associations who meet Fidelity's established underwriting standards with respect to income, credit rating, established residence or domicile and employment. Credit card loans are subject to seasonal fluctuations based on consumer spending habits, with the outstanding balances of such credit card loans rising at the end of each calendar year. At December 31, 1999, credit card loans were approximately $99 million, or 13.8% of the total loan portfolio. The credit card portfolio was built substantially through affinity programs. The affinity programs include colleges, associations and other entities which contract to assist Fidelity in marketing its credit cards in return for issuance and transaction fee income.

         Residential Mortgage Banking

         Fidelity Mortgage, a division of the Bank, is engaged in the residential mortgage banking business, focusing on one-to-four family properties. Fidelity Mortgage offers Federal Housing Authority ("FHA"), Veterans Administration ("VA"), conventional and non-conforming loans (those with balances over $252,700). In addition, loans are purchased from independent mortgage companies located in the southeast. Fidelity Mortgage operates its residential mortgage banking business from four locations in the Atlanta metropolitan area and also has a loan origination office in Jacksonville, Florida. Fidelity Mortgage is an approved originator and servicer for Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") and is an approved originator for loans insured by Housing and Urban Development ("HUD").

         Mortgage loans held-for-sale fluctuate due to economic conditions, interest rates, the level of real estate activity and seasonal factors. During 1999, Fidelity Mortgage originated approximately $33 million in loans to be held in Fidelity's portfolio. During 1999, Fidelity Mortgage discontinued servicing mortgage loans for third parties. Fidelity Mortgage sells mortgages, service released, to investors.

         Securities Brokerage Services

         Fidelity Capital commenced business as a full-service broker in late 1992. Fidelity Capital is also a registered investment advisor with the Securities and Exchange Commission, operates as a fully disclosed introducing broker and is a member of the National Association of Securities Dealers ("NASD"). Fidelity Capital operates from its headquarters in Atlanta and from three other offices in Fidelity's banking facilities in the Atlanta metropolitan area.

         Trust Products and Services

         Fidelity provides investment products and services to individuals and organizations under trust and agency agreements. At December 31, 1999, the Bank serviced approximately $220 million in assets, with the majority of accounts in custodial and self-directed IRAs. Other services include personal trusts, employee benefit trusts, guardianships, estate settlement accounts, management agency accounts and corporate trusts.

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

         These guidelines are approved for established builders with track records and adequate financial strength to support the credit being requested. Loans may be for speculative starts or for pre-sold residential property to specific purchasers. As of December 31, 1999, approximately $67 million (9.2% of total loans) was outstanding on total residential construction loans, of which approximately $20 million was for acquisition and development loans. Acquisition and development loans generally have 18 month or shorter maturities and are for the purpose of developing lots for a builder's own building program usage or are generally pre-sold to an established builder or builders.

         Inter-agency guidelines adopted by Federal banking regulators, including the Office of the Comptroller of the Currency ("OCC"), require that financial institutions establish real estate lending policies. The guidelines also established certain maximum allowable real estate loan-to-value standards. The Bank has adopted the Federal standards as its maximum allowable standards, but has in place loan policies which are, in some cases, more conservative than the OCC guidelines. The Bank and OCC guidelines require maximum allowable loan-to-value ratios for various types of real estate loans as set forth in the following schedule:

                                                        MAXIMUM ALLOWABLE
LOAN CATEGORY                                          LOAN-TO-VALUE RATIO
                                                       -------------------
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

         Loan Review and Nonperforming Assets

         The Bank's credit administration department reviews its loan portfolio to identify potential deficiencies and appropriate corrective action. The credit administration department attempts to review 30% to 45% of commercial and construction loan portfolios and 10% of the consumer portfolio annually. The results of the reviews are presented to the Bank's Board of Directors on a monthly basis. Loan reviews are performed on credits that are selected according to their risk. Past due loans are reviewed weekly by each lending officer and by the credit administration department. A summary report is reviewed monthly by the Bank's Board of Directors. The Bank Loan and Discount Committee of the Board of Directors of the Bank annually reviews all loans over $1.0 million.

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

         A provision for loan losses and a corresponding increase in the allowance for loan losses are recorded monthly, taking into consideration the historical charge-off experience, delinquency, current economic conditions and management's estimate of losses inherent in the loan portfolio.

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

         Fidelity and Fidelity Capital are "affiliates" of Fidelity National Bank under the Federal Reserve Act, which imposes certain restrictions on (i) loans by the Bank to Fidelity, (ii) investments in the stock or securities of Fidelity by the Bank, (iii) the Bank's accepting the stock or securities of one of its affiliates from a borrower as collateral for loans and (iv) the purchase of assets from Fidelity by the Bank. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any grant of credit, lease or sale of property or furnishing of services.

         Bank Regulation

         The Bank is a national bank chartered under the National Bank Act. The Bank and its wholly owned subsidiaries are subject to the supervision of, and are regularly examined by, the OCC. The OCC regulates and monitors all areas of the Bank's operations and activities, including reserves, loans, mergers, issuances of securities, payments of dividends, interest rates, mortgage servicing, accounting and establishment of branches. Interest and certain other charges collected or contracted for by the Bank are also subject to state usury laws or certain Federal laws concerning interest rates.

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

         In 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("1991 Act") was adopted, the principal initial effect of which was to permit the Bank Insurance Fund ("BIF") to borrow up to $30 billion from the U.S. Treasury (to be repaid through deposit insurance premiums over 15 years) and to permit the BIF to borrow working capital from the Federal Financing Bank in an amount up to 90% of the value of the assets the FDIC has acquired from failed banks. Pursuant to the 1991 Act, the FDIC has implemented a risk-based assessment system whereby banks are assessed on a sliding scale depending on their placement in nine separate supervisory categories. Effective June 1, 1996, the BIF reached a reserve ratio of 1.30% of total estimated deposits and the FDIC lowered the assessment rate schedule for BIF members to no assessment for the healthiest banks to $.27 per $100 of deposits for less healthy institutions. The Bank's BIF assessment rate was $0.03 per $100 of deposits at December 31, 1999.

         As a result of the Bank's capital position in 1997, its FDIC assessments increased significantly. Based on the Bank's improved operations and capital position, the assessment was substantially reduced in 1999. The Bank's total FDIC insurance and SAIF assessments for the three years ended December 31, 1997, 1998 and 1999 were $1,065,000, $1,208,000 and $271,949, respectively.

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

         Capital Requirements

         The information contained in note 11 to Fidelity's 1999 Annual Report to Shareholders under the heading "Shareholders' Equity" is incorporated herein by reference.

         Interstate Banking Act

         In September 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") became law. The Interstate Banking Act has two major provisions regarding the merger, acquisition and operation of banks across state lines. First, it provides that, effective September 29, 1995, adequately capitalized and managed bank holding companies will be permitted to acquire banks in any state. State laws prohibiting interstate banking or discriminating against out-of-state banks will be preempted as of the effective date. States cannot enact laws opting out of this provision; however, states may adopt a minimum restriction requiring that target banks located within the state be in existence for a period of years, up to a maximum of five years, before such bank may be subject to the Interstate Banking Act. The Interstate Banking Act establishes deposit caps which prohibit acquisitions that would result in the acquirer controlling 30% or more of the deposits of insured banks and thrifts held in the state in which the acquisition or merger is occurring or in any state in which the target maintains a branch or 10% or more of the deposits nationwide. State-level deposit caps are not preempted as long as they do not discriminate against out-of-state acquirers, and the Federal deposit caps apply only to initial entry acquisitions.

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

         Impact of Enactment of the Gramm-Leach-Bliley Act

         On November 12, 1999, the President signed the Gramm-Leach-Bliley Act ("Gramm-Leach"), which, among other things, establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. Generally, the new law (i) repeals the historical restrictions and eliminates many Federal and state law barriers to affiliations among banks and securities firms, insurance companies and other financial service providers,
(ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadens the activities that may be conducted by subsidiaries of national banks and state banks, (iv) provides an enhanced framework for protecting the privacy of information gathered by financial institutions regarding their customers and consumers, (v) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank System, (vi) requires public disclosure of certain agreements relating to funds expended in connection with an institution's compliance with the Community Reinvestment Act, and (vii) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions, including the functional regulation of bank securities and insurance activities.

         Bank holding companies are now permitted to engage in a wider variety of financial activities than permitted under the prior law, particularly with respect to insurance and securities activities. In addition, in a change from the prior law, bank holding companies are in a position to be owned, controlled or acquired by any company engaged in financially related activities.

         Activity Restrictions

         The Bank Holding Company Act generally limits a company's activities to managing or controlling banks, furnishing services to or performing services for its subsidiaries and engaging in other activities that the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the FRB must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public that outweigh possible adverse effects. Possible benefits include greater convenience, increased competition and gains in efficiency. Possible adverse effects include undue concentration of resources, decreased or unfair competition, conflicts of interest and unsound banking practices. The FRB has determined the following activities, among others, to be permissible for bank holding companies:

         -        Factoring accounts receivable;
         -        Acquiring or servicing loans;
         -        Leasing personal property;
         -        Conducting discount securities brokerage activities;
         -        Performing certain data processing services;
         -        Acting as agent or broker and selling credit life insurance and certain other types of insurance in connection with credit transactions;
         -        Performing certain limited insurance underwriting activities;
         -        Acting as a fiduciary, investment or financial advisor;
         -        Making investments in corporations or projects designed
                     primarily to promote community welfare; and
         -        Acquiring savings and loan associations.

         Effective March 11, 2000, Gramm-Leach expands the range of permitted activities of certain bank holding companies to include the offering of virtually any type of service that is financial in nature or incidental thereto, including banking, securities underwriting, insurance (both underwriting and agency), merchant banking, acquisitions of and combinations with insurance companies and securities firms and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. In order to engage in these new activities, a bank holding company must qualify and register with the FRB as a financial holding company. To qualify as a financial holding company, a bank holding company must demonstrate that each of its bank subsidiaries is well-capitalized and well-managed and has a rating of "satisfactory" or better under the Community Reinvestment Act of 1977 ("CRA"). Certain of the additional activities authorized under Gramm-Leach may also be undertaken by a financial subsidiary of a bank. Under Gramm-Leach, a functional system of regulation will apply to financial holding companies under which banking activities will be regulated by the Federal banking regulators, securities activities will be regulated by the Federal securities regulators, and insurance activities will be subject to regulation by the appropriate state insurance authorities.

         Fidelity has not yet determined whether it will seek to qualify as or engage in any of the additional activities authorized for a financial holding company. Fidelity is exploring whether to utilize any of the expanded powers permitted by Gramm-Leach.

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

         The Mortgage Act requires that mortgage brokers and lenders, including the Bank, make certain disclosures to applicants for mortgage loans. The Mortgage Act also provides authority for the GDBF to promulgate rules with respect to escrow accounts and the advertising of mortgage loans, and the GDBF has promulgated regulations governing mortgage loan advertising. In addition, the Mortgage Act imposes restrictions on unfair mortgage banking practices, as defined by the Mortgage Act.

         There are numerous rules and regulations imposed on mortgage loan originators that require originators to obtain and maintain licenses; establish eligibility criteria for mortgage loans; prohibit discrimination; regulate advertising of loans; encourage lenders to identify and meet the credit needs of the community, including low and moderate income neighborhoods, consistent with sound lending practices, by requiring certain statistical information be maintained and publicly available regarding mortgage lending practices within certain geographical areas; provide for inspections and appraisals of properties; require credit reports on prospective borrowers; regulate payment features; and, in some cases, fix maximum interest rates, fees and loan amounts. Failure to comply with these requirements can lead to loss of approved status, termination of servicing contracts without compensation to the servicer, demands for indemnification or loan repurchases and administrative enforcement actions.

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

COMPETITION

         The banking business is highly competitive. Fidelity's primary market area, other than for credit cards, residential mortgages and indirect automobile loans, consists of Fulton, DeKalb, Cobb and Gwinnett counties, Georgia. The Bank competes for traditional bank business with numerous other commercial banks and thrift institutions with offices in Fidelity's primary trade area and internet banks, many of which have greater financial resources than Fidelity. Fidelity also competes for loans with insurance companies, regulated small loan companies, credit unions and certain governmental agencies. Fidelity Capital competes with independent brokerage and investment companies as well as state and national banks and their affiliates and other financial companies. There can be no assurance that additional companies will not offer products and services that are competitive with those offered by Fidelity and its subsidiaries. The emergence of such competitors could have a material adverse effect on results of operations and financial condition of Fidelity.

         The credit card, indirect automobile financing and mortgage banking industries are also highly competitive. Fidelity competes with banks and special purpose credit card banks and companies throughout the United States as well as entities such as General Motors Corporation for credit card customers. In the indirect automobile financing industry, Fidelity competes with specialty consumer finance companies in addition to banks. The residential mortgage banking business of Fidelity competes with independent mortgage banking companies, state and national banks and their subsidiaries, as well as thrift institutions and insurance companies. There can be no assurance that additional companies will not offer products and services that are competitive with those offered by Fidelity. The emergence of such competitors could have a material adverse effect on the results of operations and financial condition of Fidelity.

EMPLOYEES

         As of December 31, 1999, Fidelity had 437 full-time equivalent employees. Fidelity is not a party to any collective bargaining agreement. Fidelity believes that its employee relations are good.

EXECUTIVE OFFICERS

         Executive officers are elected by the Board of Directors annually at the Board of Directors' meeting held directly after the Annual Meeting of Shareholders and hold office until the next election, unless they sooner resign or are removed from office.

         Fidelity's executive officers, their ages, their positions with Fidelity at March 1, 2000, and the period during which the person served as an executive officer, are as follows:


                                   Officer
             Name        Age        Since                  Position
             ----        ---        -----                  --------
James B. Miller, Jr.      59         1979   Chairman of the Board, President and
                                            Chief Executive Officer of Fidelity
                                            since 1979; Chairman of Fidelity
                                            Bank since 1998; President of the
                                            Bank from 1977 to 1997, and Chairman
                                            of Fidelity Capital since 1992.

Larry D. Peterson         51         1997   Vice President of Fidelity since
                                            1997; President and Chief Executive
                                            Officer of the Bank since 1997.

David Buchanan            42         1995   Vice President of Fidelity since
                                            1999; Senior Vice President of the
                                            Bank since 1995.

                                   Officer
             Name            Age    Since                  Position
             ----            ---    -----                  --------
M. Howard Griffith, Jr.      56     1994    Principal Accounting Officer of
                                            Fidelity and Chief Financial Officer
                                            of the Bank since February 1994.

H. Palmer Proctor, Jr.       32     1996    Vice President of Fidelity since
                                            1996; Vice President of the Bank
                                            since 1993. Joined the Bank as a
                                            Management Associate in 1990.

R. Phillip Shinall, III      53     1999    General Counsel of Fidelity and the
                                            Bank since August 30, 1999. A
                                            director of the Bank since 1979.


RISK FACTORS

         Credit Card Loan Loss Trends; Seasoning Risks of Credit Card Portfolio

         Since 1997, when Fidelity experienced higher than historical levels of loan losses on its credit card loans, there has been a significant decline in the level of loan losses to the point that they now approximate industry norms. There can be no assurance that credit card losses will not return to higher than historical levels in the future. Credit card loan losses exceeding Fidelity's current rate could have a material adverse affect on the results of operations and financial condition of Fidelity.

         Credit Risk and Loan Concentration

         A major risk facing lenders is the risk of losing principal and interest as a result of a borrower's failure to perform according to the terms of the loan agreement, or "credit risk." Real estate loans include residential mortgages and construction and commercial loans secured by real estate. Fidelity's credit risk with respect to its real estate loans relates principally to the value of the underlying collateral. Fidelity's credit risk with respect to its indirect automobile loans and commercial loans relates principally to the general creditworthiness of the borrowers, who primarily are individuals and small and medium-sized businesses in the metropolitan areas of Atlanta, Georgia and Jacksonville, Florida. While indirect automobile loans are secured, they are characterized by loan to value ratios that could result in Fidelity not recovering the full value of an outstanding loan upon default by the borrower. Fidelity's credit risk with respect to its credit card portfolio relates principally to the general creditworthiness of individuals in light of the unsecured nature of credit card loans. There can be no assurance that the allowance for loan losses will be adequate to cover future losses in the existing loan portfolios. Loan losses exceeding Fidelity's historical rates could have a material adverse affect on the results of operations and financial condition of Fidelity.

         Potential Impact of Change in Interest Rates

         The profitability of Fidelity depends to a large extent upon its net interest income, which is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings. The net interest income of Fidelity would be adversely affected if changes in market interest rates resulted in the cost of interest-bearing liabilities increasing faster than the increase in the yield on the interest-earning assets of Fidelity. In addition, a decline in interest rates may result in greater than normal prepayments of the higher interest-bearing obligations held by Fidelity.

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

         Adverse Economic Conditions

         Fidelity's major lending activities are indirect automobile, credit card, and real estate and commercial loans. Indirect automobile loans and residential mortgage loans are also produced for resale, with servicing rights retained for indirect automobile loans only. An increase in interest rates could have a material adverse effect on the housing and automobile industries and consumer spending generally. In addition, an increase in interest rates could cause a decline in the value of residential mortgages and indirect automobile loans held-for-sale by Fidelity. These events could adversely affect the results of operations and financial condition of Fidelity.

         As of December 31, 1999, residential mortgages held-for-sale by Fidelity were principally on real property located in the metropolitan areas of Atlanta, Georgia and Jacksonville, Florida. Fidelity's indirect automobile loans have been obtained principally from automobile dealers located in the metropolitan areas of Jacksonville, Florida, and Atlanta, Georgia. As of December 31, 1999, credit card loans were concentrated with borrowers in Georgia, California, Texas and Florida. Adverse national, regional and local economic conditions may adversely affect the results of operations and financial condition of Fidelity.

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

         Year 2000 Issues

         While the computer systems, including software, of Fidelity and, to its knowledge, its major customers, counterparties, correspondents and suppliers have not been adversely affected by reason of the date change to the year 2000, there can be no assurances that such date change may hereafter cause the computer systems to process financial and operational information incorrectly or not at all.


ITEM 2.           PROPERTIES

         Fidelity's principal executive offices consist of 49,368 leased square feet (of which 23,939 square feet are sublet) in Atlanta, Georgia. Fidelity's operations are principally conducted from 80,000 square feet located at 3 Corporate Square, Atlanta, Georgia. The Bank has 19 branch offices located in Fulton, DeKalb, Cobb, Clayton and Gwinnett Counties, Georgia, where 13 are owned and six are leased. Fidelity leases a loan production office in Jacksonville, Florida.


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

                                     PART II


ITEM 5.           MARKET FOR FIDELITY'S COMMON EQUITY AND RELATED
                  SHAREHOLDER MATTERS

         STOCK. Fidelity's Common Stock is listed on the Nasdaq National Market under the trading symbol LION. There were approximately 570 holders of record and approximately 2,000 beneficial owners whose shares of Fidelity's Common Stock are held by brokers, dealers and their nominees as of March 1, 2000.

         Market prices of the Fidelity's Common Stock included on the inside back cover of the 1999 Annual Report to Shareholders are incorporated herein by reference. The last sale price on December 31, 1999, was $7.56.

         During June 1997, Fidelity issued 752,000 shares of Preferred Stock at a purchase price of $6.25 per share in a private placement. 704,000 shares of Preferred Stock were sold for cash aggregating $4,400,000 and 48,000 shares of Preferred Stock were exchanged for Fidelity subordinated debt in the principal amount of $300,000. During July 1997, an additional 232,000 shares of Preferred Stock were sold for $1,100,000 paid in cash and $350,000 in exchange for subordinated debt of Fidelity in the principal amount of $350,000. The sale of the Preferred Stock was exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated by the Commission. In September 1999, Fidelity exercised its right to redeem all of the Preferred Stock. Shareholders owning 710,000 shares of Preferred Stock elected to convert Preferred Stock into Common Stock, resulting in the issuance of 617,165 shares of Common Stock.

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

         DIVIDENDS. Fidelity paid $.16 and $.04 per share in cash dividends on the Common Stock in 1999 and 1998, respectively.

         Restrictions on Dividends - Indenture. The indenture ("Indenture") relating to the 8 1/2% Subordinated Notes ("Notes") provides that Fidelity may not pay cash dividends on its capital stock or redeem any shares of its capital stock if the cumulative dividends and redemptions would exceed cumulative consolidated net income of Fidelity for the three-year period ending on the dividend declaration date or redemption date. In addition, no dividend can be declared on the capital stock if an event of default has occurred and is continuing under the Notes, including the failure to pay interest on such indebtedness or default on other indebtedness exceeding $1 million. See Note 11 to the Consolidated Financial Statements.

         Fidelity currently is not in default of the covenant of the Indenture restricting dividend payments.

         Restrictions on Dividends by FNB - Regulations. Under the regulations of the OCC the Bank may declare dividends out of net profits. The approval of the OCC is required if the total of all dividends declared by the Bank exceeds the total of its net profits for the year, combined with its retained net profits for the preceding two years. The payment of dividends by the Bank may also be affected or limited by other factors, such as the requirement to maintain capital above regulatory guidelines. At December 31, 1999, the Bank's total shareholders' equity totaled approximately $57 million. Based on the rules of the OCC, the Bank could pay $7.9 million in dividends without OCC regulatory approval. During 1998, no dividends were paid by the Bank on its Common Stock, however, dividends of $568,444 were paid on its Preferred Stock. In 1999, the Bank paid dividends aggregating $800,000 on its Common Stock and $600,000 on its Preferred Stock. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could preclude the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice.

ITEM 6.           SELECTED FINANCIAL DATA

         Selected financial data for each of the five years ended December 31, 1999, is included in Fidelity's 1999 Annual Report to Shareholders (page 9) and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis of financial condition and results of operations appear under the caption "Consolidated Financial Review" of Fidelity's 1999 Annual Report to Shareholders (pages 10 to 27) and is incorporated herein by reference.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK

         The discussion on Market Risk appears under the caption "Consolidated Financial Review" of Fidelity's 1999 Annual Report to Shareholder (pages 15 to
17) and is incorporated herein by reference.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Report of Independent Auditors, the Consolidated Financial Statements and Notes to the Consolidated Financial Statements of Fidelity's 1999 Annual Report to Shareholders (pages 28 to 49) are incorporated herein by reference. Quarterly Financial Information on page 27 of Fidelity's 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF FIDELITY

         The information to be contained under the heading "Information About Nominees for Director" in the definitive Proxy Statement to be sent to shareholders in connection with the solicitation of proxies for Fidelity's 2000 Annual Meeting of Shareholders to be held on April 20, 2000, to be filed with the Commission, is incorporated herein by reference. Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of Fidelity is included in Item 1 of this Report.

ITEM 11.          EXECUTIVE COMPENSATION

         The information to be contained under the headings "Executive Compensation," "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation" in the definitive Proxy Statement to be sent to shareholders in connection with the solicitation of proxies for Fidelity's Annual Meeting of Shareholders to be held on April 20, 2000, to be filed with the Commission, is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The information to be contained under the heading "Voting Securities and Principal Holders" in the definitive Proxy Statement to be sent to shareholders in connection with the solicitation of proxies for Fidelity's 2000 Annual Meeting of Shareholders to be held on April 20, 2000, to be filed with the Commission, is incorporated herein by reference. For purposes of determining the aggregate market value of Fidelity's voting stock held by non-affiliates, shares held by all Fidelity directors and executive officers have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of Fidelity as defined by the Commission.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information to be contained under the heading "Compensation Committee Interlocks and Insider Participation" in the definitive Proxy Statement to be sent to shareholders in connection with the solicitation of proxies for Fidelity's 2000 Annual Meeting of Shareholders to be held on April 20, 2000, to be filed with the Commission, is incorporated herein by reference.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

(a)(1)   Financial Statements.

         The following consolidated financial statements and notes thereto of Fidelity are incorporated by reference in Item 8 of this Report:

         Report of Independent Auditors

         Consolidated Balance Sheet - December 31, 1999, and December 31, 1998

         Consolidated Statements of Income for the Years Ended December 31, 1999, 1998, and 1997

         Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1999, 1998, and 1997

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998, and 1997

         Notes to Consolidated Financial Statements - December 31, 1999

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

Exhibit No.                               Name of Exhibit
-----------                               ---------------
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

4(b) Form of Trust Indenture (included herein by reference as Exhibit 4(a) of Amendment 1 to Fidelity's Registration
                  Statement on From S-1, No.333-99174).

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

Exhibit No.                               Name of Exhibit
-----------                               ---------------
*10(d)            Employment Agreement between Fidelity and James B. Miller, Jr.
                  dated as of September 18, 1997 (included as Exhibit 10(d) to
                  Registration Statement on Form S-2, No. 33-36377, which is incorporated herein by reference).

*10(e)            Amendment to Employment Agreement between Fidelity and James
                  B. Miller, Jr. dated November 3, 1997 (included as Exhibit
                  10(g) to Fidelity's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

*10(f)            Employment Agreement among Fidelity, the Bank and Larry D.
                  Peterson dated as of September 15, 1997 (included as Exhibit
                  10(C) to Registration Statement on Form S-2, No. 333-36377, which is incorporated herein by reference).

*10(g) The Stock Option Plan (incorporated by reference to Exhibit A of the Proxy Statement of Fidelity dated April 21, 1997, for the 1997 Annual Meeting of Shareholders).

*10(h)            Stock Option Agreement between Larry D. Peterson and Fidelity
                  (included as Exhibit 10(C) to Registration Statement on Form
                  S-2, No. 333-36377, which is incorporated herein by reference).

*10(i)            Stock Option Agreement between James B. Miller, Jr. and
                  Fidelity. (included as Exhibit 10(D) to Registration Statement on Form S-2, No. 333-36377, which is incorporated herein by reference).

10(j)             Common Stock Purchase Warrant issued to Raymond James &
                  Associates, Inc. dated December 12, 1997 (included as Exhibit
                  10(e) to Registration Statement on Form S-2, No. 333-36377, which is incorporated by reference).

13                1999 Annual Report to Shareholders. Pages 9 through 49.

21                Subsidiaries of Fidelity

23                Consent of Ernst & Young LLP

24                Powers of Attorney

27                Financial Data Schedule (for SEC use only)

--------------------
* management contract or compensatory arrangement required to be filed as an exhibit.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the fiscal quarter ended December 31, 1999.

         (c)      Exhibits. See Item 14(a)(3) above.

         (d)      Financial Statement Schedules. See Item 14(a)(2) above.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Fidelity National Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FIDELITY NATIONAL CORPORATION


                                    By: /s/ James B. Miller, Jr.
                                       --------------------------------
                                             James B. Miller, Jr.
                                            Chairman of the Board
                                                March 22, 2000

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Fidelity National Corporation and in the capacities and on the dates indicated.


              /s/ James B. Miller, Jr.                      Date: March 22, 2000
---------------------------------------------------
                James B. Miller, Jr.
         Chairman of the Board and Director
            (Principal Executive Officer)


             /s/ M. Howard Griffith, Jr.                    Date: March 22, 2000
---------------------------------------------------
               M. Howard Griffith, Jr.
               Chief Financial Officer
    (Principal Financial and Accounting Officer)



*                                                           Date: March 22, 2000
---------------------------------------------------
                   David R. Bockel
                      Director


*                                                           Date: March 22, 2000
---------------------------------------------------
                Edward G. Bowen, M.D.
                      Director


*                                                           Date: March 22, 2000
---------------------------------------------------
                    Kevin S. King
                      Director


*                                                           Date: March 22, 2000
---------------------------------------------------
                  Larry D. Peterson
                      Director


*                                                           Date: March 22, 2000
---------------------------------------------------
                  Robert J. Rutland
                      Director

*                                                           Date: March 22, 2000
---------------------------------------------------
               W. Clyde Shepherd, Jr.
                      Director


*                                                           Date: March 22, 2000
---------------------------------------------------
                  Gordon M. Sherman
                      Director


*                                                           Date: March 22, 2000
---------------------------------------------------
               R. Phillip Shinall, III
                      Director


*                                                           Date: March 22, 2000
---------------------------------------------------
                Rankin M. Smith, Jr.
                      Director


*                                                           Date: March 22, 2000
---------------------------------------------------
                 Felker W. Ward, Jr.
                      Director


*             /s/ M. Howard Griffith, Jr.                   Date: March 22, 2000
---------------------------------------------------
               M. Howard Griffith, Jr.
                  Attorney-in-fact