Form 10-Q
period 2000-03-31
FIDELITY NATIONAL CORP /GA/
filed 2000-05-11
CIK 822662

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                March 31, 2000
                              --------------------------------------------------


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


3490 Piedmont Road, Suite 1550               Atlanta, GA 30305
--------------------------------------------------------------------------------
    (Address of principal                       (Zip Code)
    executive offices)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                   Shares Outstanding at April 30, 2000
     -------------------------      ------------------------------------------
     Common Stock, no par value                      8,781,628

                          FIDELITY NATIONAL CORPORATION

                                      INDEX


                                                                              Page Number
                                                                              -----------

Part I.           Financial Information

         Item l.  Financial Statements

                  Consolidated Balance Sheets March 31, 2000, (unaudited)
                  and December 31, 1999                                               1

                  Consolidated Statements of Income (unaudited)
                  Three Months Ended March 31, 2000 and 1999                          2

                  Consolidated Statements of Cash Flows (unaudited) Three
                  Months Ended March 31, 2000 and 1999                                3

                  Notes to Consolidated Financial Statements (unaudited)            4-5

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                              5-11

Part II.          Other Information                                                  12

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk (included in Part I Item 2)                           8-9

         Item 6.  Exhibits and Reports on Form 8-K                                   12

Signature Page                                                                       12

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                      (Unaudited)
                                                       March 31,       December 31,
                                                          2000             1999
                                                      ------------     ------------
ASSETS
   Cash and due from banks                            $ 28,528,279     $ 33,165,476
   Interest-bearing deposits with banks                  1,157,723        1,378,727
   Federal funds sold                                   15,095,486       15,662,352
   Investment securities available-for-sale             42,400,674       43,618,492
   Investment securities held-to-maturity
       (approximate fair value of $33,635,653
       and $34,242,569 at March 31, 2000, and
       December 31, 1999, respectively)                 35,338,028       35,729,462
   Loans held-for-sale                                  27,367,875       65,167,204
   Loans                                               704,420,057      655,614,120
   Allowance for loan losses                           (10,103,189)     (10,253,541)
                                                      ------------     ------------
   Loans, net                                          694,316,868      645,360,579
   Premises and equipment, net                          18,070,257       18,464,276
   Other real estate                                     1,390,302          900,990
   Accrued interest receivable                           5,745,119        5,825,844
   Other assets                                         17,142,235       17,323,965
                                                      ------------     ------------
                 Total assets                         $886,552,846     $882,597,367
                                                      ============     ============

LIABILITIES
   Deposits
       Noninterest-bearing demand deposits            $107,684,252     $105,518,934
       Interest-bearing deposits:
            Demand and money market                    161,866,433      142,024,365
            Savings                                     25,930,341       29,710,668
            Time deposits, $100,000 and over           158,689,629      155,656,275
            Other time deposits                        282,491,584      285,521,714
                                                      ------------     ------------
                 Total deposits                        736,662,239      718,431,956
   Federal Home Loan Bank short-term borrowings         26,000,000       26,000,000
   Other short-term borrowings                          21,287,988       45,294,224
   Trust preferred securities                           10,500,000               --
   Other long-term debt                                 29,000,000       29,600,000
   Accrued interest payable                              4,106,142        3,995,115
   Other liabilities                                     3,529,718        4,665,699
                                                      ------------     ------------
                 Total liabilities                     831,086,087      827,986,994
                                                      ------------     ------------

SHAREHOLDERS' EQUITY
   Common stock, no par value. Authorized
      50,000,000; issued 8,792,720 and
      8,789,020; outstanding 8,781,628 and
      8,777,928 in 2000 and 1999, respectively          39,816,731       39,789,954
   Treasury stock                                          (69,325)         (69,325)
   Accumulated other comprehensive loss                 (1,621,970)      (1,412,393)
   Retained earnings                                    17,341,323       16,302,137
                                                      ------------     ------------
                  Total shareholders' equity            55,466,759       54,610,373
                                                      ------------     ------------
                  Total liabilities and
                  shareholders' equity                $886,552,846     $882,597,367
                                                      ============     ============

See accompanying notes to consolidated financial statements.

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                            Three Months Ended
                                                                March 31,
                                                      ----------------------------
                                                          2000             1999
                                                      -----------      -----------
INTEREST INCOME
     Loans, including fees                            $17,100,743      $14,463,400
     Investment securities                              1,250,560        1,124,771
     Federal funds sold                                    80,966          234,036
     Deposits with other banks                             14,213           16,995
                                                      -----------      -----------
       Total interest income                           18,446,482       15,839,202

INTEREST EXPENSE
     Deposits                                           7,817,826        6,329,005
     Short-term borrowings                                823,930          228,189
     Long-term debt                                       567,714          357,359
                                                      -----------      -----------
       Total interest expense                           9,209,470        6,914,553
                                                      -----------      -----------

NET INTEREST INCOME                                     9,237,012        8,924,649
     Provision for loan losses                          1,500,000        1,700,000
                                                      -----------      -----------
NET INTEREST INCOME AFTER PROVISION FOR
     LOAN LOSSES                                        7,737,012        7,224,649

NONINTEREST INCOME
     Service charges on deposit accounts                  724,452          661,426
     Credit card fees                                     974,195          815,878
     Mortgage banking activities                          395,182          873,385
     Brokerage activities                                 714,236          810,090
     Indirect lending activities                        1,119,411          907,166
     Trust activities                                     388,231          363,500
     Other                                                521,891          319,087
                                                      -----------      -----------
       Total noninterest income                         4,837,598        4,750,532

NONINTEREST EXPENSE
     Salaries and employee benefits                     5,134,992        4,821,749
     Furniture and equipment                              695,140          734,338
     Net occupancy                                        834,558          803,567
     Credit card processing and transaction fees          853,018          661,078
     Communication expenses                               605,698          545,831
     Professional and other services                      528,011          724,891
     Amortization of mortgage servicing rights                 --          176,448
     Other                                              1,647,790        1,827,772
                                                      -----------      -----------
       Total noninterest expense                       10,299,207       10,295,674
                                                      -----------      -----------
       Income before income taxes                       2,275,403        1,679,507
       Income tax expense                                 797,132          611,509
                                                      -----------      -----------

NET INCOME                                            $ 1,478,271      $ 1,067,998
                                                      ===========      ===========
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS           $ 1,478,271      $   944,998
                                                      ===========      ===========
BASIC AND DILUTED EARNINGS PER SHARE                  $      0.17      $      0.12
                                                      ===========      ===========
DIVIDENDS DECLARED PER SHARE                          $      0.05      $      0.04
                                                      ===========      ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              8,780,609        8,137,391
                                                      ===========      ===========

See accompanying notes to consolidated financial statements.

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                        Three Months Ended
                                                            March 31,
                                                  -----------------------------
                                                       2000            1999
                                                  -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                       $  1,478,271     $ 1,067,998
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Provision for loan losses                       1,500,000       1,700,000
      Depreciation and amortization
        of premises and equipment                       624,192         640,156
      Amortization of mortgage servicing rights              --         176,448
      Additions of originated mortgage
        servicing rights                                     --        (271,207)
      Gain on loan sales                               (337,831)       (362,034)
      Proceeds from sale of other real estate                --         178,542
      Net decrease in loans held-for-sale            37,799,329       4,499,905
      Net decrease (increase) in accrued
        interest receivable                              80,725         (98,667)
      Net increase (decrease) in accrued
        interest payable                                111,027        (228,693)
      Net decrease (increase) in other
        assets                                          181,730        (871,685)
      Net  (decrease) increase in other
        liabilities                                  (1,135,981)        884,848
      Other increase (decrease)                         152,040         (21,711)
                                                   ------------     -----------
         Net cash flows provided by
           operating activities                      40,453,502       7,293,900

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of investment securities
    held-to-maturity                                         --     (10,154,596)
  Maturities of investment securities
    held-to-maturity                                    391,434       1,393,270
  Purchases of investment securities
    available-for-sale                                       --     (26,198,200)
  Maturities of investment securities
    available-for-sale                                  879,792      27,495,110
  Net increase in loans                            (111,052,685)    (92,178,831)
  Purchases of premises and equipment                  (230,173)       (491,017)
  Proceeds from sale of loans                        60,394,914      66,604,015
                                                   ------------     -----------
         Net cash flows used in investing
           activities                               (49,616,718)    (33,530,249)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits, money market
    accounts, and savings accounts                   18,277,059       2,175,556
  Net increase (decrease) in time deposits                3,224      (3,232,724)
  Net (decrease) increase in short-term borrowings  (24,006,236)     13,790,489
  Net decrease in long-term borrowings                 (600,000)             --
  Issuance of trust preferred securities             10,500,000              --
  Dividends paid                                       (462,675)       (436,941)
  Proceeds from the issuance of common stock             26,777          53,037
                                                   ------------     -----------
         Net cash flows provided by financing
           activities                                 3,738,149      12,349,417
                                                   ------------     -----------
         Net decrease in cash and cash equivalents   (5,425,067)    (13,886,932)

Cash and cash equivalents, beginning of period       50,206,555      79,929,926
                                                   ------------     -----------
Cash and cash equivalents, end of period           $ 44,781,488     $66,042,994
                                                   ============     ===========

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
       Interest                                    $  9,098,443     $ 7,143,246
                                                   ============     ===========
       Income taxes                                $    475,000     $        --
                                                   ============     ===========

See accompanying notes to consolidated financial statements.

                          FIDELITY NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2000



Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Fidelity National Corporation and subsidiaries ("Fidelity") have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. All such adjustments are normal recurring accruals. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These statements and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements and notes thereto included in Fidelity's Annual Report on Form 10-K for the year ended December 31, 1999.


Note B - Trust Preferred Securities

On March 23, 2000, Fidelity issued $10.5 million of 10 7/8% Fixed Rate Capital Trust Pass-through Securities ("TRUPS" or "Trust Preferred Securities") of FNC Capital Trust I with a liquidation value of $1,000 per share. The Trust Preferred Securities sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act") and were not registered under the Act. FNC Capital Trust I used the proceeds from the sale of the 10 7/8% Trust Preferred Securities to purchase Junior Subordinated Debentures of Fidelity. The $10.5 million is included in Tier I capital by Fidelity in the calculation of regulatory capital ratios. Fidelity invested $9.5 million of the net proceeds in $7.0 million of common stock and in $2.5 million of preferred stock of the Bank to increase the Bank's capital levels. Fidelity intends to use the remaining net proceeds for general corporate purposes.



Note C - Shareholders' Equity

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

The Board of Governors of the FRB is the principal regulator of Fidelity National Corporation, a bank holding company. The FRB and the OCC have established capital requirements as a function of their oversight of bank holding companies and nationally chartered banks. Each bank holding company and the Bank must maintain the minimum capital ratios set forth in "Liquidity and Sources of Capital". At March 31, 2000, and December 31, 1999, Fidelity National Corporation and the Bank exceeded the minimum capital requirements.

On January 19, 2000, the Federal Reserve Bank of Atlanta ("FRB") cancelled the agreement with Fidelity which, among other things, had prohibited Fidelity from redeeming its capital stock, paying dividends on its common stock or incurring debt without prior approval of the FRB.

During the three month period ended March 31, 2000, Fidelity declared and paid dividends on its common stock of $.05 per share totaling approximately $439,000 and paid a final dividend which was declared in 1999 on its Non-Cumulative 8% Convertible Preferred Stock, Series A, Stated Value $6.25 per share ("Preferred Stock") totaling approximately $24,000. The Preferred Stock was redeemed on October 19, 1999.


Note D - Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new accounting and reporting activities for derivatives. The standard requires all derivatives to be measured at fair value and recognized as either assets or liabilities in the statement of condition. Under certain conditions, a derivative may be specifically designated as a hedge. Accounting for the changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 for one year. Adoption of the standard is required for Fidelity's December 31, 2001, financial statements with early adoption allowed as of the beginning of any quarter after June 30, 1998. Adoption is not expected to result in a material financial impact based on Fidelity's limited use of derivatives.


Note E - Comprehensive Income (Loss)

Fidelity's comprehensive income (loss) items are related to unrealized gains and losses on investment securities classified as available-for-sale and reclassification adjustments for gains and losses on securities sales and calls included in net income. All comprehensive income (loss) items are tax effected at a rate of 38%. During the first quarter of 2000 total comprehensive loss net of taxes was $209,577. Total comprehensive loss net of taxes was $108,204 for the same period of 1999.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis reviews important factors affecting Fidelity's financial condition at March 31, 2000, compared to December 31, 1999, and the results of operations for the three month period ended March 31, 2000. These comments should be read in conjunction with Fidelity's consolidated financial statements and accompanying notes appearing in this report.

ASSETS

Total assets were $887 million at March 31, 2000, compared to $883 million at December 31, 1999, an increase of $4 million, or .5%. Loans increased $49 million or 7.4% to $704 million, and loans held-for-sale decreased $38 million or 58.0% to $27 million at March 31, 2000. The increase in total loans was primarily a result of the growth in commercial loans of $4 million or 3.9% to $107 million, the growth in construction loans of $4 million or 5.6% to $70 million, the growth in consumer loans of $32 million or 13.4% to $275 million and a $13 million increase in mortgage loans to $157 million, offset in part by a decline of $4 million in credit card loans to $95 million.

The following schedule summarizes Fidelity 's total loans at March 31, 2000, and December 31, 1999 (dollars in thousands):

                                            March 31,             December 31,
                                              2000                   1999
                                            --------              -----------
TOTAL LOANS:
Loans                                       $704,420               $655,614
Loans held-for-sale:
    Mortgage loans                             2,368                  4,167
    Indirect auto loans                       25,000                 61,000
                                            --------               --------
    Total loans held-for-sale                 27,368                 65,167
                                            --------               --------
Total loans                                 $731,788               $720,781
                                            ========               ========

During the second and third quarters of 1999, Fidelity invested in single premium company owned life insurance policies on certain key members of management. Cash surrender values, included in other assets at March 31, 2000, totaled $8 million. The increases in cash surrender values, totaling approximately $108,000 for the quarter ended March 31, 2000, are included in other noninterest income.

ASSET QUALITY

The following schedule summarizes Fidelity's asset quality position at March 31, 2000, and December 31, 1999 (dollars in thousands):


                                               March 31,            December 31,
                                                 2000                  1999
                                               ---------            ------------
Nonperforming assets:
    Nonaccrual loans                            $ 1,896               $ 2,498
    Repossessions                                   486                   621
    Other real estate owned                       1,390                   901
                                                -------               -------
       Total nonperforming assets               $ 3,772               $ 4,020
                                                =======               =======
Loans 90 days past due and still accruing       $ 2,139               $ 2,290
                                                =======               =======
Allowance for loan losses                       $10,103               $10,254
                                                =======               =======
Ratio of past due loans to loans                    .29%                  .32%
                                                =======               =======
Ratio of nonperforming assets to loans
    and other real estate owned                     .51%                  .56%
                                                =======               =======
Allowance to period-end loans                      1.43%                 1.56%
                                                =======               =======

Allowance to nonperforming loans and
repossessions (coverage ratio)                     4.24x                  3.29x
                                                =======               =======

Management is not aware of any potential problem loans other than those disclosed in the table above, which includes all loans recommended for classification by regulators, which would have a material adverse impact on asset quality.

DEPOSITS

Total deposits at March 31, 2000, were $737 million compared to $718 million at December 31, 1999, a 2.5% increase. During this period, total liabilities increased $3 million, or .4%, to $831 million. The increase in deposits occurred in noninterest-bearing demand deposits, which increased $2 million or 2.0%; interest bearing demand and money market accounts, which increased $20 million or 14.0%; offset in part a by a decline in savings, which decreased $4 million or 12.7%. Time deposits $100,000 and over and other time deposits were $441 million at March 31, 2000 and December 31, 1999. There were no brokered deposits at March 31, 2000, or December 31, 1999.

OTHER BORROWINGS

Federal Home Loan Bank short-term borrowings totaled $26 million at March 31, 2000, and December 31, 1999. Other short-term borrowings consist of overnight and term reverse repurchase agreements and borrowings under both secured and unsecured short-term lines of credit available with other financial institutions. Other short-term borrowings declined $24 million or 53.0% to $21 million at March 31, 2000, compared to other short-term borrowings at December 31, 1999.

Other long-term debt consists of long-term borrowings from the Federal Home Loan Bank and junior subordinated capital notes and totaled $29 million and $30 million at March 31, 2000, and December 31, 1999, respectively.

TRUST PREFERRED SECURITIES

On March 23, 2000, Fidelity issued $10.5 million of trust preferred securities. No trust preferred securities were outstanding at December 31, 1999. For additional information on trust preferred securities, which are included in Tier I capital in the calculation of regulatory capital ratios, see page 4, Note B of the Notes to Consolidated Financial Statements.

LIQUIDITY

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

Sources of liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities; investment securities eligible for sale or pledging to secure borrowings from dealers and customers pursuant to securities sold under agreements to repurchase ("repurchase agreements"); loan repayments; loan sales; deposits and certain interest rate-sensitive deposits; a collateralized line of credit from the FHLB; secured borrowings; borrowings under unsecured overnight Federal funds lines available from correspondent banks; and, a collateralized line of credit at the Federal Reserve Bank Discount Window. During the first three months of 2000, the Bank sold $58 million in newly originated and held-for-sale indirect automobile loans compared to the sale of $65 million in the first three months of 1999. In addition to interest rate sensitive deposits, the Bank's principal demand for liquidity is anticipated fundings under credit commitments to customers.

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

The Bank has unused sources of liquidity in the form of unused Federal funds lines totaling $29 million, unpledged securities and money market assets of $4 million, a secured line of $15 million with a bank and FHLB and FRB lines of credit, subject to available qualifying collateral, at March 31, 2000.

SHAREHOLDERS' EQUITY

Shareholders' equity was $55 million at March 31, 2000 and December 31, 1999. Shareholders' equity as a percent of total assets was 6.26% at March 31, 2000, compared to 6.19% at December 31, 1999. At March 31, 2000, and December 31, 1999, the Bank exceeded all capital ratios required by the OCC to be considered well capitalized as reflected in the following schedule:



                                   OCC                     Bank Ratios
                        -------------------------    ------------------------
                         Adequately       Well       March 31,   December 31,
Capital Ratios:          Capitalized  Capitalized      2000          1999
---------------          -----------  -----------    ---------   ------------

   Leverage                 4.00%        5.00%          7.94%        6.80%
   Risk-Based Capital
       Tier I               4.00         6.00           9.10         7.78
       Total                8.00        10.00          11.67        10.36

At March 31, 2000, and December 31, 1999, Fidelity exceeded all capital ratios required by the FRB to be considered well capitalized, as reflected in the schedule below:

                                   FRB                  Fidelity Ratios
                        ------------------------   --------------------------
                        Adequately      Well       March 31,     December 31,
Capital Ratios:         Capitalized  Capitalized     2000            1999
--------------------    -----------  -----------   ---------     --------------

   Leverage                4.00%         5.00%        6.56%         6.49%
   Risk-Based Capital
       Tier  I             4.00          6.00         8.90          7.42
       Total               8.00         10.00        12.13         10.69

For additional information, see page 4, Note C of the Notes to Consolidated Financial Statements.

RISK EXPOSURE

Fidelity's primary risk exposures are interest rate risk and credit risk and, to a lesser extent, liquidity risk. Fidelity is not aware of and anticipates no significant adverse operating or financial conditions related to the Year 2000 situation, nor is it aware of and does not anticipate any significant Year 2000 problems associated with customers, suppliers, correspondents or counterparties. Fidelity has little or no risk related to trading accounts, commodities or foreign exchange.

 Interest rate risk is the exposure of a banking organization's financial condition and earnings ability to adverse movements in interest rates. Fidelity has analyzed the assumed market value risk and earnings risk inherent in its interest rate sensitive instruments related to interest-rate swings of 200 basis points, both above and below current levels (rate shock analysis). Earnings and fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. However, Fidelity believes that this analysis provides the most meaningful measures of interest rate risk position and trends.

The analysis reflected the asset sensitivity of Fidelity over a six month time horizon and its liability sensitivity over a seven to twelve month time horizon. The analysis indicated that the effects of either an immediate and sustained increase or decrease in market rates of interest of 200 basis points would not be material to Fidelity's net present value or operating results over a one year period.

INTEREST RATE SENSITIVITY

The static gap analysis is a useful tool to measure interest rate sensitivity at a point in time and is utilized in developing the more critical rate shock analysis in assessing interest rate risk. The interest rate sensitivity structure within Fidelity's Balance Sheet at March 31, 2000, reflects a net interest sensitivity liability gap of 17.8% when projecting forward one year. In the near term, defined as 90 days, Fidelity has a net interest sensitivity asset gap of 11.7%. When projecting forward six months, Fidelity has a net interest sensitivity asset gap of .6%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of callable securities and certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income.

At March 31, 2000, the 0-60 day asset maturity and repricing total included $ 25 million of indirect automobile loans classified as held-for-sale. When these loans are sold, Fidelity will become less interest sensitive in the one year time horizon. Fidelity's policy states that the cumulative gap at the six month and one year period should not exceed 10% and 15%, respectively. Any interest rate risk associated with the cumulative gap positions noted above was mitigated because of the net interest sensitivity asset gap in the near term and the net interest sensitivity liability gap at one year.

EARNINGS

Net income for the quarter ended March 31, 2000, was $1.5 million compared to net income of $1.1 million for the comparable quarter of 1999, an increase of 38.4%. Basic and diluted earnings were $.17 per share for the first quarter of 2000 compared to $.12 per share for the same period in 1999, an increase of 41.7%.


NET INTEREST INCOME

Net interest income for the first quarter of 2000 was $9.2 million compared to $8.9 million for the same period in 1999. The average balance of interest earning assets increased $150 million to $812 million for the three months ended March 31, 2000, when compared to the same period in 1999 and more than offset the decline in yield on those assets of 58 basis points to 9.1%. The yield on average loans outstanding for the period declined 87 basis points to 9.5% when compared to the same period in 1999 as a result of lower average balances outstanding in high yielding credit cards and the reduction in yields on other loans due to a lower interest rate environment throughout much of 1999 and competition by other lenders. Partially mitigating the lower yields on average loans outstanding was the $9 million decline in lower yielding average investment securities, interest-bearing deposits with banks and Federal funds sold during the first quarter of 2000 to $85 million when compared to the same period in 1999, which investments were replaced by higher yielding loans.

The average balance of interest bearing liabilities increased $147 million during the first quarter of 2000 to $710 million and the rate on these average balances increased 23 basis points to 5.21% when compared to the same period in 1999.

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

Management believes the allowance for loan losses is adequate to provide for inherent loan losses. The provision for loan losses for the first three months of 2000 was $1.5 million compared to $1.7 million for the comparable period in 1999. The reduction in the provision for the first three months of 2000 is primarily due to the continued improvement in the current aggregate amount of credit card delinquencies and net charge-offs.

Net charge-offs to average loans on an annualized basis for the three months ended March 31, 2000, were .97% compared to 1.86% for the same period in 1999.

The following schedule summarizes changes in the allowance for loan losses for the periods indicated (in thousands):

                                                Three Months Ended
                                                      March 31,            Year Ended
                                               ---------------------      December 31,
                                                 2000          1999           1999
                                               -------       -------      ------------
Balance at beginning of period                 $10,254       $11,911        $11,911
Charge-offs:
     Commercial, financing and agricultural         44            --            580
     Real estate-construction                       --            --             --
     Real estate-mortgage                           --            --             --
     Consumer installment                          486           652          2,457
     Credit cards                                1,565         2,166          7,977
                                               -------       -------        -------
     Total charge-offs                           2,095         2,818         11,014
                                               -------       -------        -------

Recoveries:
     Commercial, financial and agricultural          1             1             34
     Real estate-construction                       --            --             --
     Real estate-mortgage                           --            --             --
     Consumer installment                           87            53            258
     Credit cards                                  356           385          1,465
                                               -------       -------        -------
     Total recoveries                              444           439          1,757
                                               -------       -------        -------

Net charge-offs                                  1,651         2,379          9,257
Provision for loan losses                        1,500         1,700          7,600
                                               -------       -------        -------
Balance at end of period                       $10,103       $11,232        $10,254
                                               =======       =======        =======
Ratio of net charge-offs to average loans          .97%         1.86%          1.61%
                                               =======       =======        =======



NONINTEREST INCOME

Noninterest income was $4.8 million for the first quarter of both 2000 and 1999. Increases in all other categories of noninterest income substantially offset declines in mortgage banking and brokerage revenues. A substantial portion of the decline in mortgage banking revenues was attributable to the third quarter 1999 sale of Fidelity's mortgage servicing portfolio which eliminated servicing and ancillary fees.

Service charges on deposit accounts increased $63,000 to $724,000 during the first three months of 2000, compared to the same period last year, due primarily to deposit growth. Credit card fees increased $158,000 to $974,000 during the three month period ended March 31, 2000, compared to the same period last year, due primarily to increases in merchant banking fees and credit card transaction fees.

Income from mortgage banking activities decreased $478,000 to $395,000 for the first quarter of 2000 when compared to the same period in 1999. The decline in revenue from mortgage banking activities was primarily due to a reduction in origination volume as a result of a rising interest rate environment and the elimination of servicing and ancillary fee income as a result of the sale of the mortgage servicing portfolio in the third quarter of 1999.

Income from brokerage activities declined $96,000 to $714,000 for the three month period ended March 31, 2000, when compared to the same period in 1999 as a result of a decline in retail volume.

Revenue from indirect lending activities increased $212,000 to $1,119,000 in the first quarter of 2000 compared to the first quarter of 1999 because of increased servicing fees and ancillary income from loans serviced for others.

Other noninterest income increased $203,000 to $522,000 in the first quarter of 2000 compared to the first quarter of 1999 primarily because of the revenue from the increases in the cash surrender values of the corporate owned life insurance policies purchased in mid-1999. Additional increases in the first quarter of 2000 compared to the first quarter of 1999 were realized from increased fees and increased activity in various banking activities, i.e. international trade revenue, ATM fees, check sales and credit life insurance.

NONINTEREST EXPENSE

Noninterest expense was $10.3 million for the three month periods ended March 31, 2000 and March 31, 1999.

Salaries and employee benefits expense increased 6.5% or $313,000 to $5,135,000 in the first quarter of 2000 compared to the first quarter of 1999. The increase was primarily attributable to a 1.4% increase in full time employees and increased compensation required to generate and support the 22.0% growth in assets since March 31, 1999.

Credit card processing expense increased $192,000 to $853,000 in the first quarter of 2000 compared to the first quarter of 1999 primarily because of increased fees and increased volume, particularly in merchant services processing and interchange expenses.

Professional and other services declined $197,000 to $528,000 in the first quarter of 2000 compared to the first quarter of 1999 primarily because of a substantial decline in Y2K related consulting fees in the first quarter of 2000 compared to the same period in 1999.

Other noninterest expense declined $180,000 in the first quarter of 2000 to $1,648,000 compared to the first quarter of 1999 primarily because of a decline in the amortization of the securitization asset in the first quarter of 2000, offset in part by increases in expenses during the first quarter of 2000 for items related to the growth in the assets and business of Fidelity, i.e. lender's fees, credit reports, appraisals, bank security, education and training materials and ATM fees.

PROVISION FOR INCOME TAXES

The provision for income taxes for the first quarter of 2000 was $797,000 compared to $612,000 for the same period in 1999. These changes were due to changes in taxable income.

FORWARD-LOOKING STATEMENTS

This discussion and analysis contains certain forward-looking statements including statements relating to present or future trends or factors generally affecting the banking industry and specifically affecting Fidelity's operations, markets and products. Without limiting the foregoing, the words "believes," "anticipates," "intends," "expects" or similar expressions are intended to identify forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Actual results could differ materially from those projected for many reasons, including, without limitation, changing events and trends that have influenced Fidelity's assumptions. These trends and events include (i) changes in the interest rate environment which may reduce margins,
(ii) non-achievement of expected growth, (iii) less favorable than anticipated changes in the national and local business environment and securities markets,
(iv) adverse changes in the regulatory requirements affecting Fidelity, (v) greater competitive pressures among financial institutions in Fidelity's market, and (vi) greater than anticipated credit losses. Additional information and other factors that could affect future financial results are included in Fidelity's filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K for 1999.

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

                                         FIDELITY NATIONAL CORPORATION
                                        ------------------------------
                                                   (Registrant)

Date: May 8, 2000                        BY: /s/ James B. Miller, Jr.
                                             -----------------------------
                                             James B. Miller, Jr.
                                             Chief Executive Officer


Date:  May 8, 2000                       BY: /s/  M. Howard Griffith, Jr.
                                             -----------------------------
                                             M. Howard Griffith, Jr.
                                             Chief Financial Officer