Form 10-Q
period 2000-06-30
FIDELITY NATIONAL CORP /GA/
filed 2000-08-14
CIK 822662

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                June 30, 2000
                               ------------------------------------------------


Commission File Number:   0-22374
                       --------------------------------------------------------

                          Fidelity National Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Georgia                            58-1416811
--------------------------------------------------------------------------------
          (State or other jurisdiction               (I.R.S. Employer
        of incorporation or organization)           Identification No.)


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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                     Shares Outstanding at July 31, 2000
   ---------------------------          -----------------------------------
   Common Stock, no par value                     8,783,062

                         FIDELITY NATIONAL CORPORATION

                                     INDEX

                                                                                                Page Number
                                                                                                -----------

Part I.                   Financial Information

             Item l.      Consolidated Financial Statements

                          Consolidated Balance Sheets June 30, 2000, (unaudited) and
                          December 31, 1999                                                            1

                          Consolidated Statements of Income (unaudited) Three Months
                          Ended June 30, 2000 and 1999, and Six Months Ended June 30,
                          2000 and 1999                                                                2

                          Consolidated Statements of Cash Flows (unaudited) Six Months
                          Ended June 30, 2000 and 1999                                                 3

                          Notes to Consolidated Financial Statements (unaudited)                     4-5

             Item 2.      Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                                 5-12

             Item 3.      Quantitative and Qualitative Disclosures about Market Risk
                          (included in Part I Item 2)                                                8-9

Part II.                  Other Information                                                           12

             Item 6.      Exhibits and Reports on Form 8-K                                            12

Signature Page                                                                                        12

                         PART I - FINANCIAL INFORMATION
                   ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                       (Unaudited)
                                                                                         June 30,           December 31,
                                                                                           2000                 1999
                                                                                      --------------       --------------
ASSETS
   Cash and due from banks                                                            $   32,772,946       $   33,165,476
   Interest-bearing deposits with banks                                                    1,372,891            1,378,727
   Federal funds sold                                                                     12,871,348           15,662,352
   Investment securities available-for-sale                                               41,509,480           43,618,492
   Investment securities held-to-maturity (approximate fair value of
       $33,291,832 and $34,242,569 at June 30, 2000, and December
       31, 1999, respectively)                                                            35,049,883           35,729,462
   Loans held-for-sale                                                                    33,074,948           65,167,204
   Loans                                                                                 742,222,130          655,614,120
   Allowance for loan losses                                                             (10,143,666)         (10,253,541)
                                                                                      --------------       --------------
   Loans, net                                                                            732,078,464          645,360,579
   Premises and equipment, net                                                            18,556,770           18,464,276
   Other real estate                                                                       1,376,551              900,990
   Accrued interest receivable                                                             6,488,313            5,825,844
   Other assets                                                                           17,170,407           17,323,965
                                                                                      --------------       --------------
                 Total assets                                                         $  932,322,001       $  882,597,367
                                                                                      ==============       ==============

LIABILITIES
   Deposits
       Noninterest-bearing demand deposits                                            $  118,566,771       $  105,518,934
       Interest-bearing deposits:
            Demand and money market                                                      144,720,435          142,024,365
            Savings                                                                       24,141,955           29,710,668
            Time deposits, $100,000 and over                                             154,322,855          155,656,275
            Other time deposits                                                          339,542,587          285,521,714
                                                                                      --------------       --------------
                 Total deposits                                                          781,294,603          718,431,956
   Federal Home Loan Bank short-term borrowings                                           32,500,000           26,000,000
   Other short-term borrowings                                                            15,718,060           45,294,224
   Trust preferred securities                                                             10,500,000                   --
   Other long-term debt                                                                   29,000,000           29,600,000
   Accrued interest payable                                                                4,461,167            3,995,115
   Other liabilities                                                                       2,140,651            4,665,699
                                                                                      --------------       --------------
                 Total liabilities                                                       875,614,481          827,986,994

SHAREHOLDERS' EQUITY
Common stock, no par value. Authorized 50,000,000; issued 8,794,154 and
      8,789,020; outstanding 8,783,062 and 8,777,928 in 2000 and 1999,
      respectively                                                                        39,816,731           39,789,954
Treasury stock                                                                               (69,325)
                                                                                                                  (69,325)
Accumulated other comprehensive loss                                                      (1,521,402)          (1,412,393)
Retained earnings                                                                         18,481,516           16,302,137
                                                                                      --------------       --------------
                  Total shareholders' equity                                              56,707,520           54,610,373
                                                                                      --------------       --------------
                  Total liabilities and shareholders' equity                          $  932,322,001       $  882,597,367
                                                                                      ==============       ==============

See accompanying notes to consolidated financial statements.

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                             Six Months Ended June 30,     Three Months Ended June 30,
                                                           ----------------------------    ----------------------------
                                                              2000             1999           2000             1999
                                                           ------------    ------------    ------------    ------------
INTEREST INCOME
     Loans, including fees                                 $ 35,250,827    $ 29,218,998    $ 18,150,084    $ 14,755,598
     Investment securities                                    2,480,588       2,445,821       1,230,028       1,321,050
     Federal funds sold                                         171,706         385,499          90,740         151,463
     Deposits with other banks                                   27,924          30,795          13,711          13,800
                                                           ------------    ------------    ------------    ------------
       Total interest income                                 37,931,045      32,081,113      19,484,563      16,241,911

INTEREST EXPENSE
     Deposits                                                16,306,805      12,561,367       8,488,979       6,232,362
     Short-term borrowings                                    1,637,138         655,457         813,208         427,268
     Trust preferred securities                                 317,023              --         288,202              --
     Other long-term debt                                     1,064,588         878,270         525,695         520,911
                                                           ------------    ------------    ------------    ------------
       Total interest expense                                19,325,554      14,095,094      10,116,084       7,180,541
                                                           ------------    ------------    ------------    ------------

NET INTEREST INCOME                                          18,605,491      17,986,019       9,368,479       9,061,370
     Provision for loan losses                                3,000,000       3,800,000       1,500,000       2,100,000
                                                           ------------    ------------    ------------    ------------
NET INTEREST INCOME AFTER PROVISION FOR
     LOAN LOSSES                                             15,605,491      14,186,019       7,868,479       6,961,370

NONINTEREST INCOME
     Service charges on deposit accounts                      1,513,744       1,364,204         789,292         702,778
     Credit card fees                                         2,100,347       1,772,090       1,126,152         956,212
     Mortgage banking activities                                822,674       1,581,822         427,492         708,437
     Brokerage activities                                     1,204,014       1,540,993         489,778         730,903
     Indirect lending activities                              2,091,001       1,795,247         971,590         876,107
     Trust activities                                           730,198         888,307         341,967         524,807
     Other                                                      997,335         709,572         475,444         402,459
                                                           ------------    ------------    ------------    ------------
       Total noninterest income                               9,459,313       9,652,235       4,621,715       4,901,703

NONINTEREST EXPENSE
     Salaries and employee benefits                           9,867,480       9,612,625       4,732,488       4,790,876
     Furniture and equipment                                  1,397,802       1,535,108         702,662         800,770
     Net occupancy                                            1,723,850       1,649,799         889,292         846,232
     Credit card processing and transaction fees              1,683,389       1,598,156         830,371         937,078
     Communication expenses                                   1,220,963       1,139,274         615,265         593,443
     Professional and other services                          1,290,838       1,471,493         762,827         746,602
     Regulatory assessment                                      270,333         222,329         134,469         107,382
     Amortization of mortgage servicing rights                       --         370,753              --         194,305
     Other                                                    2,896,760       3,362,528       1,384,834       1,649,703
                                                           ------------    ------------    ------------    ------------
       Total noninterest expense                             20,351,415      20,962,065      10,052,208      10,666,391
                                                           ------------    ------------    ------------    ------------
       Income before income taxes                             4,713,389       2,876,189       2,437,986       1,196,682
       Income tax expense                                     1,655,768       1,030,419         858,636         418,910
                                                           ------------    ------------    ------------    ------------

NET INCOME                                                 $  3,057,621    $  1,845,770    $  1,579,350    $    777,772
                                                           ============    ============    ============    ============
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                $  3,057,621    $  1,599,770    $  1,579,350    $    654,772
                                                           ============    ============    ============    ============
BASIC AND DILUTED EARNINGS PER SHARE                       $       0.35    $       0.20    $       0.18    $        .08
                                                           ============    ============    ============    ============
DIVIDENDS DECLARED PER SHARE                               $       0.10    $       0.08    $       0.05    $        .04
                                                           ============    ============    ============    ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                    8,781,954       8,142,172       8,783,062       8,146,900
                                                           ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                   Six Months Ended June 30,
                                                                                               ----------------------------------
                                                                                                   2000                 1999
                                                                                               --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                                $    3,057,621      $    1,845,770
     Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
         Provision for loan losses                                                                  3,000,000           3,800,000
         Depreciation and amortization of premises and equipment                                    1,245,663           1,320,475
         Amortization of mortgage servicing rights                                                         --             370,753
         Additions of originated mortgage servicing rights                                                 --            (384,118)
         Gain on loan sales                                                                          (516,214)           (652,740)
            Proceeds from sale of other real estate                                                        --             234,839
            Net decrease (increase) in loans held-for-sale                                         32,092,256          (4,474,310)
         Net increase in accrued interest receivable                                                 (662,469)           (844,113)
         Net increase (decrease) in accrued interest payable                                          466,052            (220,537)
         Net decrease (increase) in other assets                                                      153,558          (7,304,429)
         Net (decrease) increase in other liabilities                                              (2,525,048)            814,553
         Other                                                                                         66,811             609,724
                                                                                               --------------      --------------
              Net cash flows provided by (used in) operating activities                            36,378,230          (4,884,133)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of investment securities held-to-maturity                                             (189,100)        (10,154,596)
     Maturities of investment securities held-to-maturity                                             868,679           2,664,212
     Purchases of investment securities available-for-sale                                                 --         (36,169,524)
     Maturities of investment securities available-for-sale                                         1,933,192          30,772,755
     Net increase in loans                                                                       (197,651,723)       (186,590,212)
     Purchases of premises and equipment                                                           (1,338,157)           (682,501)
     Proceeds from sale of loans                                                                  107,974,491         119,921,380
                                                                                               --------------      --------------
              Net cash flows used in investing activities                                         (88,402,618)        (80,238,486)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in demand deposits, money market accounts, and savings
         accounts                                                                                  10,175,194           8,500,840
     Net increase in time deposits                                                                 52,687,453          33,629,697
     Net (decrease) increase in short-term borrowings                                             (23,076,164)         13,856,732
     Net (decrease) increase in long-term borrowings                                                 (600,000)         14,000,000
     Issuance of trust preferred securities                                                        10,500,000                  --
     Dividends paid                                                                                  (878,242)           (897,532)
     Proceeds from the issuance of common stock                                                        26,777             146,173
                                                                                               --------------      --------------
              Net cash flows provided by financing activities                                      48,835,018          69,235,910
                                                                                               --------------      --------------
              Net decrease in cash and cash equivalents                                            (3,189,370)        (15,886,709)

Cash and cash equivalents, beginning of period                                                     50,206,555          79,929,926
                                                                                               --------------      --------------
Cash and cash equivalents, end of period                                                       $   47,017,185      $   64,043,217
                                                                                               ==============      ==============

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
              Interest                                                                         $   18,859,502      $   14,315,631
                                                                                               ==============      ==============
              Income taxes                                                                     $    2,275,000      $      400,000
                                                                                               ==============      ==============

See accompanying notes to consolidated financial statements.

                          FIDELITY NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2000


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Fidelity National Corporation and subsidiaries ("Fidelity") have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. All such adjustments are normal recurring accruals. Operating results for the three month and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These statements and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements and notes thereto included in Fidelity's Annual Report on Form 10-K for the year ended December 31, 1999.

Note B - Trust Preferred Securities

On March 23, 2000, Fidelity issued $10.5 million of 10 7/8% Fixed Rate Capital Trust Pass-through Securities ("Trust Preferred Securities") of FNC Capital Trust I with a liquidation value of $1,000 per share. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act") and were not registered under the Act. FNC Capital Trust I used the proceeds from the sale of Trust Preferred Securities to purchase Junior Subordinated Debentures of Fidelity. The $10.5 million is included in Tier I capital by Fidelity National Corporation ("FNC") in the calculation of regulatory capital ratios. FNC invested $9.5 million of the net proceeds in $7.0 million of common stock and in $2.5 million of preferred stock of Fidelity National Bank ("the Bank"), a wholly owned subsidiary of FNC, to increase the Bank's capital levels. FNC intends to use the remaining net proceeds for general corporate purpose.

Note C - Shareholders' Equity

The Bank is a national banking association subject to Federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System (the "FRB") and to banks whose deposits are insured by the Federal Deposit Insurance Corporation.

Fidelity and the Bank are principally regulated by the FRB and the Office of the Comptroller of the Currency (the "OCC"), respectively. At periodic intervals, the OCC examines and evaluates the financial condition, operations, and policies and procedures of nationally chartered banks, such as the Bank, as part of its legally prescribed oversight responsibilities.

The Board of Governors of the FRB is the principal regulator of Fidelity National Corporation, a bank holding company. The FRB and the OCC have established capital requirements as a function of their oversight of bank holding companies and nationally chartered banks. Each bank holding company and the Bank must maintain the minimum capital ratios set forth in "Liquidity and Sources of Capital". At June 30, 2000, and December 31, 1999, Fidelity National Corporation and the Bank exceeded the minimum capital requirements.

During the six month period ended June 30, 2000, Fidelity declared and paid dividends on its common stock of $0.10 per share totaling approximately $878,000 and paid a final dividend which was declared in 1999 on its Non-Cumulative 8% Convertible Preferred Stock, Series A, Stated Value $6.25 per share

("Preferred Stock") totaling approximately $24,000. The Preferred Stock was redeemed on October 19, 1999.


Note D - Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new accounting and reporting activities for derivatives. The standard requires all derivatives to be measured at fair value and recognized as either assets or liabilities in the balance sheet. Under certain conditions, a derivative may be specifically designated as a hedge. Accounting for the changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 for one year. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133." SFAS No. 138 amends certain provisions of SFAS No. 133. Adoption of the standard is required for Fidelity's December 31, 2001, financial statements with early adoption allowed as of the beginning of any quarter after June 30, 1998. Adoption is not expected to result in a material financial impact based on Fidelity's limited use of derivatives.

Note E - Comprehensive Loss

Fidelity's comprehensive loss item is related to unrealized gains and losses on investment securities classified as available-for-sale and reclassification adjustments for gains and losses on securities sales and calls included in net income. All comprehensive income (loss) items are tax effected at a rate of 38%. During the second quarter of 2000, total comprehensive gain net of taxes was $100,568 and for the six month period ended June 30, 2000, total comprehensive loss was $109,009. The comprehensive loss net of taxes was $864,796 and $973,000 for the comparable periods of 1999.



                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following analysis reviews important factors affecting Fidelity's financial condition at June 30, 2000, compared to December 31, 1999, and compares the results of operations for the three and six month periods ended June 30, 2000 and 1999. These comments should be read in conjunction with Fidelity's consolidated financial statements and accompanying notes appearing in this report.

ASSETS

Total assets were $932 million at June 30, 2000, compared to $883 million at December 31, 1999, an increase of $50 million, or 5.6%. Loans increased $87 million or 13.2% to $742 million, and loans held-for-sale decreased $32 million or 49.3% to $33 million at June 30, 2000. The increase in total loans was primarily a result of the growth in commercial loans of $9 million or 10.4% to $92 million, the growth in construction loans of $16 million or 22.6% to $85 million, the growth in consumer loans of $44 million or 18.2% to $28.8 million and a $24 million or 15.3% increase in mortgage loans to $185 million, offset in part by a decline of $6 million in credit card loans to $92 million.

The following schedule summarizes Fidelity 's total loans at June 30, 2000, and December 31, 1999 (dollars in thousands):

                                                                     June 30,         December 31,
                                                                       2000               1999
                                                                    ----------        ------------
TOTAL LOANS:
Credit cards                                                        $   92,551        $   99,112
Real estate - mortgage                                                 184,732           160,258
Real estate - construction                                              84,924            69,254
Commercial, financial and agricultural                                  91,724            83,100
Consumer installment                                                   288,291           243,890
                                                                    ----------        ----------
Loans                                                                  742,222           655,614
Loans held-for-sale:
    Mortgage loans                                                       3,075             4,167
    Indirect auto loans                                                 30,000            61,000
                                                                    ----------        ----------
    Total loans held-for-sale                                           33,075            65,167
                                                                    ----------        ----------
Total loans                                                         $  775,297        $  720,781
                                                                    ==========        ==========

During the second and third quarters of 1999, Fidelity invested in single premium company owned life insurance policies on certain key members of management.

ASSET QUALITY

The following schedule summarizes Fidelity's asset quality position at June 30, 2000, and December 31, 1999 (dollars in thousands):

                                                                      June 30,        December 31,
                                                                        2000             1999
                                                                      --------        ------------
Nonperforming assets:
    Nonaccrual loans                                                  $  1,853          $  2,498
    Repossessions                                                          427               621
    Troubled debt restructuring                                            912                --
    Other real estate owned                                              1,377               901
                                                                      --------          --------
       Total nonperforming assets                                     $  4,569          $  4,020
                                                                      ========          ========
Loans 90 days past due and still accruing                             $  2,631          $  2,290
                                                                      ========          ========
Allowance for loan losses                                             $ 10,144          $ 10,254
                                                                      ========          ========
Ratio of past due loans to loans                                           .34%              .32%
                                                                      ========          ========
Ratio of nonperforming assets to loans
    and other real estate owned                                            .59%              .56%
                                                                      ========          ========
Allowance to period-end loans                                             1.37%             1.56%
                                                                      ========          ========
Allowance to nonperforming loans and repossessions
    (coverage ratio)                                                      3.18x             3.29x
                                                                      ========          ========


Management is not aware of any potential problem loans other than those disclosed in the table above, which includes all loans recommended for classification by regulators, which would have a material adverse impact on asset quality.

DEPOSITS

Total deposits at June 30, 2000, were $781 million compared to $718 million at December 31, 1999, an 8.8% increase. During this period, total liabilities increased $48 million, or 5.8%, to $876 million. The increase in deposits occurred in noninterest-bearing demand deposits, which increased $13 million or 12.4%; and interest bearing demand and money market accounts, which increased $3 million or 1.9%; partially offsetting the decline in savings, which decreased $5.6 million or 18.7%. Time deposits $100,000 and over and other time deposits were $494 million at June 30, 2000, an increase of $53 million, or 11.9%. Investment banking firms were utilized during the second quarter of 2000 to obtain $50 million in insured time deposits under master certificate agreements as additional funding for loan growth.

OTHER BORROWINGS

Federal Home Loan Bank short-term borrowings totaled $33 million at June 30, 2000, an increase of $7 million, or 25.0% compared to December 31, 1999. Other short-term borrowings consist of overnight and term reverse repurchase agreements and borrowings under both secured and unsecured short-term lines of credit available with other financial institutions. Other short-term borrowings declined $30 million or 65.3% to $16 million at June 30, 2000, compared to other short-term borrowings at December 31, 1999.

Other long-term debt consists of long-term borrowings from the Federal Home Loan Bank and junior subordinated capital notes which totaled $29 million and $30 million at June 30, 2000, and December 31, 1999, respectively.

TRUST PREFERRED SECURITIES

On March 23, 2000, Fidelity issued $10.5 million of trust preferred securities. No trust preferred securities were outstanding at December 31, 1999. For additional information on trust preferred securities, which are included in Tier I capital in the calculation of regulatory capital ratios, see page 4, Note B of the Notes to Consolidated Financial Statements (unaudited).

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

Sources of liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities; investment securities eligible for sale or pledging to secure borrowings from dealers and customers pursuant to securities sold under agreements to repurchase ("repurchase agreements"); loan repayments; loan sales; deposits and certain interest rate-sensitive deposits; nationally sourced insured time deposits obtained through investment banking firms; a collateralized line of credit from the FHLB; secured borrowings; borrowings under unsecured overnight Federal funds lines available from correspondent banks; and, a collateralized line of credit at the Federal Reserve Bank Discount Window. During the first six months of 2000, the Bank sold $107 million in newly originated and held-for-sale indirect automobile loans compared to the sale of $120 million in the first six months of 1999. In addition to interest rate sensitive deposits, the Bank's principal demand for liquidity is anticipated fundings under credit commitments to customers.

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

The Bank has unused sources of liquidity in the form of unused Federal funds lines totaling $29 million, unpledged securities and money market assets of $7 million, a secured line of $15 million with a bank and FHLB and FRB lines of credit, subject to available qualifying collateral, at June 30, 2000.

SHAREHOLDERS' EQUITY

Shareholders' equity was $57 million at June 30, 2000, compared to $55 million at December 31, 1999, a 3.8% increase. Shareholders' equity as a percent of total assets was 6.08% at June 30, 2000, compared to 6.19% at December 31, 1999. At June 30, 2000, and December 31, 1999, the Bank exceeded all capital ratios required by the OCC to be considered well capitalized as reflected in the following schedule:

                                                   OCC                             Bank Ratios
                                       ----------------------------       ---------------------------
                                        Adequately        Well            June 30,       December 31,
Capital Ratios:                        Capitalized     Capitalized          2000             1999
                                       -----------     ------------       --------       ------------

Leverage                                  4.00%            5.00%            7.80%           6.80%
Risk-Based Capital
    Tier I                                4.00             6.00             8.72            7.78
    Total                                 8.00            10.00            11.21           10.36


At June 30, 2000, and December 31, 1999, Fidelity exceeded all capital ratios required by the FRB to be considered well capitalized, as reflected in the schedule below:


                                                   FRB                         Fidelity Ratios
                                       ----------------------------       ---------------------------
                                       Adequately         Well            June 30,       December 31,
Capital Ratios:                        Capitalized     Capitalized          2000            1999
                                       -----------     ------------       --------       ------------

Leverage                                  4.00%            5.00%            6.48%            6.49%
Risk-Based Capital
    Tier I                                4.00             6.00             8.54             7.42
    Total                                 8.00            10.00            11.66            10.69

For additional information, see page 4, Note C of the Notes to Consolidated Financial Statements (unaudited).

INTEREST RATE SENSITIVITY

Fidelity's primary risk exposures are interest rate risk and credit risk and, to a lesser extent, liquidity risk. Fidelity has little or no risk related to trading accounts, commodities or foreign exchange.

Interest rate risk is the exposure of a banking organization's financial condition and earnings ability to adverse movements in interest rates. Fidelity has analyzed the assumed market value risk and earnings risk inherent in its interest rate sensitive instruments related to interest-rate swings of 200 basis points, both above and below current levels (rate shock analysis). Earnings and fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. However, Fidelity believes that this analysis provides the most meaningful measures of interest rate risk position and trends. The analysis reflected the asset sensitivity of Fidelity over a five month time horizon and its liability sensitivity over a seven to twelve month time horizon. The analysis indicated that the effects of either an immediate and sustained increase or decrease in market rates of interest of 200 basis points would not be material to Fidelity's net present value or operating results over a one year period.

The static gap analysis is a useful tool to measure interest rate sensitivity at a point in time and is utilized in developing the more critical rate shock analysis in assessing interest rate risk. The interest rate sensitivity structure within Fidelity's Balance Sheet at June 30, 2000, reflects a net interest sensitivity liability gap of 13.1% when projecting forward one year. In the near term, defined as 90 days, Fidelity has a net interest sensitivity asset gap of 14.7%. When projecting forward six months, Fidelity has a net interest sensitivity liability gap of 2.2%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of callable securities and certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income.

At June 30, 2000, the 0-30 day asset maturity and repricing total included $30 million of indirect automobile loans classified as held-for-sale. When these loans are sold, Fidelity will become less interest sensitive in the one year time horizon. Fidelity's policy states that the cumulative net interest sensitivity gap at the six month and one year period should not exceed 10% and 15%, respectively. Any interest rate risk associated with the cumulative gap positions noted above was mitigated because of the net interest sensitivity asset gap in the near term and the net interest sensitivity liability gap at one year.

EARNINGS

Net income for the quarter ended June 30, 2000, was $1.6 million compared to net income of $.8 million for the comparable quarter of 1999, an increase of 103.1%. Basic and diluted earnings were $.18 per share for the second quarter of 2000, compared to $.08 per share for the same period in 1999.

Fidelity's net income was $3.1 million for the six months ended June 30, 2000, compared to net income of $1.8 million, for the six months ended June 30, 1999, a 65.7% increase. Basic and diluted earnings were $.35 per share for the first half of 2000 compared to $.20 per share for the comparable period of 1999.

NET INTEREST INCOME

Net interest income for the second quarter of 2000 was $9.4 million compared to $9.1 million for the same period in 1999. While the average balance of interest earning assets increased $156 million to $842 million for the three months ended June 30, 2000, when compared to the same period in 1999, the yield on those assets declined 21 basis points to 9.3%. The yield on average loans outstanding for the period declined 48 basis points to 9.6% when compared to the same period in 1999, primarily as a result of lower average balances outstanding in high yielding credit cards. Partially mitigating the lower yields on average loans outstanding was the $16 million decline in lower yielding average investment securities, interest-bearing deposits with banks and Federal funds sold during the second quarter of 2000 to $84 million when compared to the same period in 1999, which investments were replaced with higher yielding loans.

The average balance of interest bearing liabilities increased $147 million during the second quarter of 2000 to $733 million and the rate on these average balances increased 62 basis points to 5.53% when compared to the same period in 1999.

Net interest income for the first six months of 2000 was $18.6 million compared to $18.0 million for the same period in 1999. The average balance of interest earning assets increased $153 million to $827 million for the six months ended June 30, 2000, and more than offset the decline in the yield on average interest earning assets of 40 basis points to 9.2% when compared to the same period in 1999. Reductions in the credit card portfolio resulted in a decline in average balances outstanding by $6 million to $94 million for the six month period ended June 30, 2000, when compared to the same period in 1999, while the average balances outstanding in total loans increased $166 million to $743 million for the same period in 2000 compared to 1999.

The average balance of interest bearing liabilities increased $147 million to $721 million during the six months ended June 30, 2000, while the rate on these average balances increased 42 basis points to 5.37% when compared to the same period in 1999.

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

Management believes the allowance for loan losses is adequate to provide for inherent loan losses. The provision for loan losses for the first half and second quarter of 2000 was $3.0 million and $1.5 million, respectively, compared to $3.8 million and $2.1 million, respectively, for the same periods in 1999. The reduction in the provision for the first half and the second quarter of 2000 is primarily due to the continued improvement in the current aggregate amount of credit card delinquencies and net charge-offs.

Net charge-offs to average loans on an annualized basis for the six months ended June 30, 2000, were .89% compared to 1.62% for the same period in 1999.

The following schedule summarizes changes in the allowance for loan losses for the periods indicated (in thousands):

                                                                        Six Months Ended
                                                                            June 30,                Year Ended
                                                                    -------------------------       December 31,
                                                                      2000             1999             1999
                                                                    --------         --------       ------------
Balance at beginning of period                                      $ 10,254         $ 11,911         $ 11,911
Charge-offs:
     Commercial, financing and agricultural                               44               --              580
     Real estate-construction                                             --               --               --
     Real estate-mortgage                                                 --               --               --
     Consumer installment                                              1,070            1,232            2,457
     Credit cards                                                      3,078            3,971            7,977
                                                                    --------         --------         --------
     Total charge-offs                                                 4,192            5,203           11,014
                                                                    --------         --------         --------

Recoveries:
     Commercial, financial and agricultural                                1                1               34
     Real estate-construction                                             --               --               --
     Real estate-mortgage                                                 --               --               --
     Consumer installment                                                177              149              258
     Credit cards                                                        904              795            1,465
                                                                    --------         --------         --------
     Total recoveries                                                  1,082              945            1,757
                                                                    --------         --------         --------

Net charge-offs                                                        3,110            4,258            9,257
Provision for loan losses                                              3,000            3,800            7,600
                                                                    --------         --------         --------
Balance at end of period                                            $ 10,144         $ 11,453         $ 10,254
                                                                    ========         ========         ========
Ratio of net charge-offs to average loans                                .89%            1.62%            1.61%
                                                                    ========         ========         ========



NONINTEREST INCOME

Noninterest income was $4.6 million for the second quarter of 2000 compared to $4.9 million for the same period in 1999. For the six months ended June 30, 2000, noninterest income was $9.5 million compared to $9.7 million for the same period in 1999. Noninterest income for the second quarter and the first half of 2000 declined 5.7% and 2.0%, respectively, compared to the same periods of 1999. A substantial portion of the reduction was attributable to the decline in mortgage banking revenues as a result of the sale of residential mortgage servicing in the third quarter of 1999, as well as a decline in origination volume in 2000 and a decline in brokerage revenues.

Service charges on deposit accounts increased $87,000 and $150,000 to $789,000 and $1,514,000 during the second quarter and the first half of 2000, respectively, when compared to the same periods last year, due to deposit growth and adjustments to fees. Credit card fees increased $170,000 and $328,000 to $1,126,000 and $2,100,000 during the three month and six month periods ended June 30, 2000, respectively, compared to the same periods last year, due primarily to increases in merchant banking fees and credit card transaction fees.

Income from mortgage banking activities declined $281,000 and $759,000 to $427,000 and $823,000 for the second quarter and first half of 2000, respectively, when compared to the same periods in 1999. These declines were primarily caused by the sale of the residential mortgage servicing portfolio on September 30, 1999, and declining mortgage origination and sales volume in the second quarter and first half of 2000 compared to the same periods in 1999.

Income from brokerage activities declined $241,000 and $337,000 to $490,000 and $1,204,000 for the three month and six month periods ending June 30, 2000, respectively, when compared to the same periods in 1999, as a result of a decline in retail volume during the second quarter and first half of 2000.

Income from indirect lending activities increased $95,000 to $972,000 for the second quarter of 2000 when compared to the same period in 1999. Income for the six month period increased $300,000 to $2,091,000 when compared to the same period last year. Increased income for the quarter and the six month period was the result of increases in servicing fees and related ancillary income, offset in part by a decline in gains on sales.

Other income increased $73,000 and $288,000 to $475,000 and $997,000 in the second quarter and the first half of 2000, respectively, when compared to the same periods in 1999, primarily due to growth in fee-based activities such as automated teller machine transactions and income from the increases in cash surrender values of the single premium company owned life insurance policies on certain key members of management which were purchased in mid 1999.

NONINTEREST EXPENSE

Noninterest expense decreased $614,000 and $611,000 to $10.1 million and $20.4 million for the three month and six month periods ended June 30, 2000, respectively, compared to the same periods in 1999, decreases of 5.8% and 2.9%, respectively.

Salaries and benefit expenses increased $255,000 to $9,900,000 for first half of 2000, or 2.7% compared to the same period in 1999. The number of full-time equivalent employees declined to 434 as of June 30, 2000, from 443 at June 30, 1999, primarily as a result of a decline in mortgage banking and brokerage activity. The increase in salary and benefit expenses was directly related to the increases in compensation through annual merit increases, increases in cash incentives based on production and performance goals and increased costs to attract and retain experienced employees, offset in part by a decline in the number of full-time equivalent employees.

Professional and other services declined $180,000 to $1,291,000 in the six month period ending June 30, 2000, compared to the same period in 1999, due primarily to the elimination of the costs for Y2K review, testing and compliance certification of operational and financial software and automated systems incurred in 1999.

Other expenses declined $265,000 and $466,000 to $1,385,000 and $2,897,000 in
the second quarter and the first half of 2000, respectively, compared to the same periods in 1999. These declines were primarily due to decreases in advertising and promotion expenses and the decreased impact of the amortization of Fidelity's only securitization asset.

PROVISION FOR INCOME TAXES

The provision for income taxes for the second quarter and the first half of 2000 was $859,000 and $1,656,000, respectively, compared to $419,000 and $1,030,000 for the same periods in 1999. These changes were due to changes in taxable income.

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

                                    FIDELITY NATIONAL CORPORATION
                                    -----------------------------
                                           (Registrant)

Date:    August 9, 2000             BY: /s/ James B. Miller, Jr.
                                       ----------------------------
                                        James B. Miller, Jr.
                                        Chief Executive Officer


Date:    August 9, 2000             BY: /s/ M. Howard Griffith, Jr.
                                       ----------------------------
                                        M. Howard Griffith, Jr.
                                        Chief Financial Officer