Form 10-Q
period 2000-09-30
FIDELITY NATIONAL CORP /GA/
filed 2000-11-08
CIK 822662

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                 September 30, 2000
                              -------------------------------------------------


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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                    Shares Outstanding at October 31, 2000
    --------------------------        --------------------------------------
    Common Stock, no par value                   8,783,062

                          FIDELITY NATIONAL CORPORATION

                                     INDEX

                                                                                               Page Number
                                                                                               -----------
Part I.                   Financial Information

             Item l.      Consolidated Financial Statements

                          Consolidated Balance Sheets September 30, 2000, (unaudited)
                          and December 31, 1999                                                        1

                          Consolidated Statements of Income (unaudited) Three Months
                          Ended September 30, 2000 and 1999, and Nine Months Ended
                          September 30, 2000 and 1999                                                  2

                          Consolidated Statements of Cash Flows (unaudited) Nine
                          Months Ended September 30, 2000 and 1999                                     3

                          Notes to Consolidated Financial Statements (unaudited)                     4-5

             Item 2.      Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                                 5-12

             Item 3.      Quantitative and Qualitative Disclosures about Market Risk
                          (included in Part I Item 2)                                                8-9

Part II.                  Other Information                                                           12

             Item 6.      Exhibits and Reports on Form 8-K                                            12

Signature Page                                                                                        12

                         PART I - FINANCIAL INFORMATION
                   ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                        (Unaudited)
                                                                                        September 30,          December 31,
                                                                                             2000                  1999
                                                                                       --------------         --------------
ASSETS
   Cash and due from banks                                                              $   27,279,925         $   33,165,476
   Interest-bearing deposits with banks                                                      1,454,463              1,378,727
   Federal funds sold                                                                       27,633,321             15,662,352
   Investment securities available-for-sale                                                 41,183,658             43,618,492
   Investment securities held-to-maturity (approximate fair value of
       $33,348,444 and $34,242,569 at September 30, 2000, and
       December 31, 1999, respectively)                                                     34,478,077             35,729,462
   Loans held-for-sale                                                                      22,508,208             65,167,204
   Loans                                                                                   758,173,003            655,614,120
   Allowance for loan losses                                                                (9,379,464)           (10,253,541)
                                                                                       --------------         --------------
   Loans, net                                                                              748,793,539            645,360,579
   Premises and equipment, net                                                              18,297,696             18,464,276
   Other real estate                                                                         1,363,401                900,990
   Accrued interest receivable                                                               6,607,096              5,825,844
   Other assets                                                                             17,554,798             17,323,965
                                                                                        --------------         --------------
                 Total assets                                                           $  947,154,182         $  882,597,367
                                                                                        ==============         ==============

LIABILITIES
   Deposits
       Noninterest-bearing demand deposits                                              $  109,814,829         $  105,518,934
       Interest-bearing deposits:
            Demand and money market                                                        135,676,757            142,024,365
            Savings                                                                         50,529,079             29,710,668
            Time deposits, $100,000 and over                                               162,495,695            155,656,275
            Other time deposits                                                            340,976,693            285,521,714
                                                                                        --------------         --------------
                 Total deposits                                                            799,493,053            718,431,956
   Federal Home Loan Bank short-term borrowings                                             20,000,000             26,000,000
   Other short-term borrowings                                                              11,501,372             45,294,224
   Trust preferred securities                                                               20,500,000                     --
   Other long-term debt                                                                     29,000,000             29,600,000
   Accrued interest payable                                                                  6,053,094              3,995,115
   Other liabilities                                                                         2,312,034              4,665,699
                                                                                        --------------         --------------
                 Total liabilities                                                         888,859,553            827,986,994

SHAREHOLDERS' EQUITY
Common stock, no par value. Authorized 50,000,000; issued 8,794,154 and 8,789,020; outstanding 8,783,062 and 8,777,928 in 2000
      and 1999, respectively                                                                39,816,731             39,789,954
Treasury stock                                                                                 (69,325)               (69,325)
Accumulated other comprehensive loss                                                        (1,064,097)            (1,412,393)
Retained earnings                                                                           19,611,320             16,302,137
                                                                                        --------------         --------------
                  Total shareholders' equity                                                58,294,629             54,610,373
                                                                                        --------------         --------------
                  Total liabilities and shareholders' equity                            $  947,154,182         $  882,597,367
                                                                                        ==============         ==============

See accompanying notes to consolidated financial statements

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                              Nine Months Ended                    Three Months Ended
                                                                 September 30,                        September 30,
                                                        ------------------------------        ------------------------------
                                                           2000               1999               2000               1999
                                                        -----------        -----------        -----------        -----------
INTEREST INCOME
     Loans, including fees                              $54,471,436        $45,376,026        $19,220,609        $16,157,028
     Investment securities                                3,699,029          3,727,507          1,218,441          1,281,686
     Federal funds sold                                     467,447            648,778            295,741            263,279
     Deposits with other banks                               44,824             42,246             16,900             11,451
                                                        -----------        -----------        -----------        -----------
       Total interest income                             58,682,736         49,794,557         20,751,691         17,713,444
INTEREST EXPENSE
     Deposits                                            25,945,276         19,738,871          9,638,471          7,177,504
     Short-term borrowings                                2,342,798          1,142,352            705,660            486,895
     Trust preferred securities                             809,856                 --            492,833                 --
     Other long-term debt                                 1,592,323          1,423,540            527,735            545,270
                                                        -----------        -----------        -----------        -----------
       Total interest expense                            30,690,253         22,304,763         11,364,699          8,209,669
                                                        -----------        -----------        -----------        -----------

NET INTEREST INCOME                                      27,992,483         27,489,794          9,386,992          9,503,775
     Provision for loan losses                            4,200,000          5,800,000          1,200,000          2,000,000
                                                        -----------        -----------        -----------        -----------
NET INTEREST INCOME AFTER PROVISION FOR
     LOAN LOSSES                                         23,792,483         21,689,794          8,186,992          7,503,775

NONINTEREST INCOME
     Service charges on deposit accounts                  2,300,619          2,038,745            786,875            674,541
     Credit card fees                                     3,269,032          2,713,635          1,168,685            941,545
     Mortgage banking activities                          1,242,609          3,103,264            419,935          1,521,442
     Brokerage activities                                 1,707,401          2,134,866            503,387            593,873
     Indirect lending activities                          3,237,977          2,301,663          1,146,976            506,416
     Trust activities                                     1,025,198          1,278,307            295,000            390,000
     Other                                                1,467,381          1,252,369            470,046            542,797
                                                        -----------        -----------        -----------        -----------
       Total noninterest income                          14,250,217         14,822,849          4,790,904          5,170,614
NONINTEREST EXPENSE
     Salaries and employee benefits                      14,755,843         14,415,058          4,888,363          4,802,433
     Furniture and equipment                              2,189,921          2,334,110            792,119            799,002
     Net occupancy                                        2,579,034          2,514,464            855,184            864,665
     Credit card processing and transaction fees          2,550,415          2,413,785            867,026            815,629
     Communication expenses                               1,805,091          1,721,928            584,128            582,654
     Professional and other services                      2,152,808          2,126,133            861,970            654,640
     Regulatory assessment                                  354,350            340,271             84,017            117,942
     Amortization of mortgage servicing rights                   --            534,128                 --            163,375
     Other                                                4,521,517          4,922,778          1,624,757          1,560,250
                                                        -----------        -----------        -----------        -----------
       Total noninterest expense                         30,908,979         31,322,655         10,557,564         10,360,590
                                                        -----------        -----------        -----------        -----------
       Income before income taxes                         7,133,721          5,189,988          2,420,332          2,313,799
       Income tax expense                                 2,507,139          1,831,180            851,371            800,761
                                                        -----------        -----------        -----------        -----------
NET INCOME                                              $ 4,626,582        $ 3,358,808        $ 1,568,961        $ 1,513,038
                                                        ===========        ===========        ===========        ===========
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS             $ 4,626,582        $ 2,989,808        $ 1,568,961        $ 1,390,038
                                                        ===========        ===========        ===========        ===========
BASIC AND DILUTED EARNINGS PER SHARE                    $       .53        $       .37        $       .18        $       .17
                                                        ===========        ===========        ===========        ===========
DIVIDENDS DECLARED PER SHARE                            $       .15        $       .12        $       .05        $       .04
                                                        ===========        ===========        ===========        ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                8,782,326          8,146,978          8,783,062          8,156,432
                                                        ===========        ===========        ===========        ===========

See accompanying notes to consolidated financial statements.

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                Nine Months Ended September 30,
                                                                                             -------------------------------------
                                                                                                  2000                  1999
                                                                                             --------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                              $    4,626,582         $    3,358,808
     Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
         Provision for loan losses                                                                4,200,000              5,800,000
         Depreciation and amortization of premises and equipment                                  1,884,321              2,028,631
         Amortization of mortgage servicing rights                                                       --                534,128
         Additions of originated mortgage servicing rights                                               --               (632,286)
         Gain on loan sales                                                                        (829,818)              (700,878)
         Proceeds from sale of other real estate                                                         --                372,632
         Net decrease (increase) in loans held-for-sale                                          42,658,996            (31,711,694)
         Net increase in accrued interest receivable                                               (781,252)              (760,294)
         Net increase in accrued interest payable                                                 2,057,979                378,829
         Net increase in other assets                                                              (230,833)            (6,430,980)
         Net  (decrease) increase in other liabilities                                           (2,353,665)             1,760,725
         Other                                                                                     (189,884)               804,318
                                                                                             --------------         --------------
              Net cash flows provided by (used in) operating activities                          51,042,426            (25,198,061)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of investment securities held-to-maturity                                           (189,100)           (10,154,596)
     Maturities of investment securities held-to-maturity                                         1,440,485              3,562,665
     Purchases of investment securities available-for-sale                                               --            (36,168,512)
     Maturities of investment securities available-for-sale                                       2,996,603             32,538,759
     Net increase in loans                                                                     (280,310,812)          (271,037,842)
     Purchases of premises and equipment                                                         (1,717,741)              (959,251)
     Proceeds from sale of loans                                                                173,045,259            140,843,325
                                                                                             --------------         --------------
              Net cash flows used in investing activities                                      (104,735,306)          (141,375,452)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in demand deposits, money market accounts, and
         savings accounts                                                                        18,766,698             20,167,027
     Net increase in time deposits                                                               62,294,399             79,547,888
     Net (decrease) increase in short-term borrowings                                           (39,792,852)            17,905,234
     Net (decrease) increase in long-term borrowings                                               (600,000)            14,000,000
     Issuance of trust preferred securities                                                      20,500,000                     --
     Dividends paid                                                                              (1,340,988)            (1,346,841)
     Proceeds from the issuance of common stock                                                      26,777                222,212
                                                                                             --------------         --------------
              Net cash flows provided by financing activities                                    59,854,034            130,495,520
                                                                                             --------------         --------------
              Net increase (decrease) in cash and cash equivalents                                6,161,154            (36,077,993)
Cash and cash equivalents, beginning of period                                                   50,206,555             79,929,926
                                                                                             --------------         --------------
Cash and cash equivalents, end of period                                                     $   56,367,709         $   43,851,933
                                                                                             ==============         ==============

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
              Interest                                                                       $   28,632,274         $   21,925,934
                                                                                             ==============         ==============
              Income taxes                                                                   $    3,025,000         $      600,000
                                                                                             ==============         ==============

See accompanying notes to consolidated financial statements.

                          FIDELITY NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2000


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Fidelity National Corporation and subsidiaries ("Fidelity") have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. All such adjustments are normal recurring accruals. Operating results for the three month and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These statements and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements and notes thereto included in Fidelity's Annual Report on Form 10-K for the year ended December 31, 1999.

Note B - Trust Preferred Securities

On March 23, 2000, Fidelity issued $10.5 million of 10 7/8% Fixed Rate Capital Trust Pass-through Securities ("Trust Preferred Securities") of FNC Capital Trust I with a liquidation value of $1,000 per share. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act") and were not registered under the Act. FNC Capital Trust I used the proceeds from the sale of Trust Preferred Securities to purchase Junior Subordinated Debentures of Fidelity. The $10.5 million is included in Tier I capital by Fidelity National Corporation ("FNC") in the calculation of regulatory capital ratios. FNC invested $9.5 million of the net proceeds in $7.0 million of common stock and in $2.5 million of preferred stock of Fidelity National Bank ("the Bank"), a wholly owned subsidiary of FNC, to increase the Bank's capital levels. FNC used the remaining net proceeds for general corporate purposes.

On July 27, 2000, Fidelity issued $10.0 million of 11.045% Fixed Rate Capital Trust Preferred Securities ("TPS") of Fidelity National Capital Trust I with a liquidation value of $1,000 per share. The TPS were sold in a private transaction exempt from registration under the Act and were not registered under the Act. Fidelity National Capital Trust I used the proceeds from the sale of the 11.045% TPS to purchase Junior Subordinated Debentures of Fidelity. The $10.0 million is, to the extent allowable, included in Tier I capital by FNC in the calculation of its regulatory capital ratios. Fidelity invested $5 million of the net proceeds of the TPS in common stock of the Bank to increase the Bank's capital levels. Fidelity retained the remaining net proceeds to strengthen its liquidity position and for general corporate purposes.

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

The Board of Governors of the FRB is the principal regulator of Fidelity National Corporation, a bank holding company. The FRB and the OCC have established capital requirements as a function of their oversight of bank holding companies and nationally chartered banks. Each bank holding company and each bank must maintain the minimum capital ratios set forth in "Liquidity and Sources of Capital". At September 30, 2000, and December 31, 1999, Fidelity National Corporation and the Bank exceeded the minimum capital requirements.

During the nine month period ended September 30, 2000, Fidelity declared and paid dividends on its common stock of $.15 per share totaling approximately $1,317,000 and paid a final dividend which was declared in 1999 on its Non-Cumulative 8% Convertible Preferred Stock, Series A, Stated Value $6.25 per share ("Preferred Stock") totaling approximately $24,000. The Preferred Stock was redeemed on October 19, 1999.

Note D - Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new accounting and reporting activities for derivatives. The standard requires all derivatives to be measured at fair value and recognized as either assets or liabilities in the balance sheet. Under certain conditions, a derivative may be specifically designated as a hedge. Accounting for the changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 for one year. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133." SFAS No. 138 amends certain provisions of SFAS No. 133. Adoption of the standard is required for Fidelity's December 31, 2001, financial statements with early adoption allowed as of the beginning of any quarter after June 30, 1998. Adoption is not expected to result in a material financial impact based on Fidelity's limited use of derivatives. Fidelity had no derivative instruments and was not engaged in hedging activities at September 30, 2000, and December 31, 1999.

Note E - Comprehensive Loss

Fidelity's comprehensive loss item is related to unrealized gains and losses on investment securities classified as available-for-sale and reclassification adjustments for gains and losses on securities sales and calls included in net income. All comprehensive income (loss) items are tax effected at a rate of 38%. During the third quarter of 2000, total comprehensive gain net of taxes was $457,305 and for the nine month period ended September 30, 2000, total comprehensive gain net of taxes was $348,296. The comprehensive loss net of taxes was $864,796 and $973,000 for the comparable periods of 1999.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis reviews important factors affecting Fidelity's financial condition at September 30, 2000, compared to December 31, 1999, and compares the results of operations for the three and nine month periods ended September 30, 2000 and 1999. These comments should be read in conjunction with Fidelity's consolidated financial statements and accompanying notes appearing in this report.

ASSETS

Total assets were $947 million at September 30, 2000, compared to $883 million at December 31, 1999, an increase of $64 million, or 7.3%. Loans increased $103 million or 15.6% to $758 million, and loans held-for-sale decreased $43 million or 65.5% to $23 million at September 30, 2000. The increase in total loans was primarily a result of the growth in commercial loans of $9 million or 11.1% to $92 million, the growth in construction loans of $21 million or 29.7% to $90 million, the growth in consumer loans of $52 million or 21.4% to $296 million and a $29 million or 17.9% increase in mortgage loans to $189 million, offset in part by a decline of $8 million in credit card loans to $91 million.

The following schedule summarizes Fidelity 's total loans at September 30, 2000, and December 31, 1999, (dollars in thousands):

                                                   September 30,      December 31,
                                                       2000              1999
                                                   -------------      ------------
TOTAL LOANS:
Credit cards                                         $   90,905        $   99,112
Real estate - mortgage                                  189,003           160,258
Real estate - construction                               89,847            69,254
Commercial, financial and agricultural                   92,350            83,100
Consumer installment                                    296,068           243,890
                                                     ----------        ----------
Loans                                                   758,173           655,614
Loans held-for-sale:
    Mortgage loans                                        2,508             4,167
    Indirect auto loans                                  20,000            61,000
                                                     ----------        ----------
    Total loans held-for-sale                            22,508            65,167
                                                     ----------        ----------
Total loans                                          $  780,681        $  720,781
                                                     ==========        ==========

ASSET QUALITY

The following schedule summarizes Fidelity's asset quality position at September 30, 2000, and December 31, 1999 (dollars in thousands):

                                                                September 30,    December 31,
                                                                    2000            1999
                                                                -------------    ------------
Nonperforming assets:
    Nonaccrual loans                                                $  1,568        $  2,498
    Repossessions                                                        559             621
    Troubled debt restructuring                                          912              --
    Other real estate owned                                            1,363             901
                                                                    --------        --------
       Total nonperforming assets                                   $  4,402        $  4,020
                                                                    ========        ========

Loans 90 days past due and still accruing                           $  2,045        $  2,290
                                                                    ========        ========

Allowance for loan losses                                           $  9,379        $ 10,254
                                                                    ========        ========

Ratio of past due loans to loans                                         .26%            .32%
                                                                    ========        ========
Ratio of nonperforming assets to loans
    and other real estate owned                                          .56%            .56%
                                                                    ========        ========

Allowance to period-end loans                                           1.24%           1.56%
                                                                    ========        ========

Allowance to nonperforming loans and repossessions
    (coverage ratio)                                                   3.09x           3.29x
                                                                    ========        ========

Management is not aware of any potential problem loans other than those disclosed in the table above, which includes all loans recommended for classification by regulators, which would have a material adverse impact on asset quality.

DEPOSITS

Total deposits at September 30, 2000, were $799 million compared to $718 million at December 31, 1999, an 11.3% increase. During this period, total liabilities increased $61 million, or 7.4%, to $889 million. The increase in deposits occurred in noninterest-bearing demand deposits, which increased $4 million or 4.1% and savings, which increased $21 million or 70.0%, offset in part by interest-bearing demand and money market accounts, which decreased $6 million or 4.5%. Time deposits $100,000 and over and other time deposits were $503 million at September 30, 2000, an increase of $62 million, or 14.1%. Investment banking firms were utilized during the second quarter of 2000 to obtain $50 million in insured time deposits under master certificate agreements as additional funding for loan growth.

OTHER BORROWINGS

Federal Home Loan Bank ("FHLB") short-term borrowings totaled $20 million at September 30, 2000, a decrease of $6 million, or 23.1% compared to December 31, 1999. Other short-term borrowings consist of overnight and term reverse repurchase agreements and borrowings under both secured and unsecured short-term lines of credit available with other financial institutions. Other short-term borrowings declined $34 million or 74.6% to $11.5 million at September 30, 2000, compared to other short-term borrowings at December 31, 1999.

Other long-term debt consists of long-term borrowings from the FHLB and junior subordinated capital notes which totaled $29 million and $30 million at September 30, 2000, and December 31, 1999, respectively.

TRUST PREFERRED SECURITIES

On March 23 and July 27, 2000, Fidelity issued $10.5 million and $10.0 million of trust preferred securities, respectively. No trust preferred securities were outstanding at December 31, 1999. For additional information on trust preferred securities, which are included, to the extent allowable, in Fidelity's Tier I capital in the calculation of regulatory capital ratios, see page 4, Note B of the Notes to Consolidated Financial Statements (unaudited).

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

Sources of liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities; investment securities eligible for sale or pledging to secure borrowings from dealers and customers pursuant to securities sold under agreements to repurchase ("repurchase agreements"); loan repayments; loan sales; deposits and certain interest rate-sensitive deposits; nationally sourced insured time deposits obtained through investment banking firms; a collateralized line of credit from the FHLB; secured borrowings; borrowings under unsecured overnight Federal funds lines available from correspondent banks; and, a collateralized line of credit at the Federal Reserve Bank Discount Window. During the first nine months of 2000, the Bank sold $166 million in newly originated and held-for-sale indirect automobile loans compared to the sale of $141 million in the first nine months of 1999.

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

The Bank has unused sources of liquidity in the form of unused Federal funds lines totaling $29 million, unpledged securities and money market assets of $13 million, a secured line of $15 million with a bank, an FHLB available line of $23 million based on pledged collateral and additional FHLB and FRB lines of credit, subject to available qualifying collateral, at September 30, 2000.

SHAREHOLDERS' EQUITY

Shareholders' equity was $58 million at September 30, 2000, compared to $55 million at December 31, 1999, a 6.7% increase. Shareholders' equity as a percent of total assets was 6.15% at September 30, 2000, compared to 6.19% at December 31, 1999. At September 30, 2000, and December 31, 1999, the Bank exceeded all capital ratios required by the OCC to be considered well capitalized as reflected in the following schedule:

                                                     OCC                            Bank Ratios
                                     --------------------------------       -------------------------------
                                      Adequately            Well            September 30,      December 31,
Capital Ratios:                      Capitalized         Capitalized           2000               1999
---------------                      -----------         ------------       -------------      ------------
  Leverage                              4.00%               5.00%               8.09%               6.80%
  Risk-Based Capital
     Tier I                             4.00                6.00                9.42                7.78
     Total                              8.00               10.00               11.82               10.36

At September 30, 2000, and December 31, 1999, Fidelity exceeded all capital ratios required by the FRB to be considered well capitalized, as reflected in the schedule below:

                                                  FRB                                Fidelity Ratios
                                     --------------------------------       -------------------------------
                                      Adequately            Well            September 30,      December 31,
Capital Ratios:                      Capitalized         Capitalized           2000               1999
---------------                      -----------         ------------       -------------      ------------

  Leverage                              4.00%                5.00%              6.30%              6.49%
  Risk-Based Capital
     Tier I                             4.00                 6.00               9.76               7.42
     Total                              8.00                10.00              12.87              10.69

For additional information, see page 4, Note C of the Notes to Consolidated Financial Statements.

INTEREST RATE SENSITIVITY

Fidelity's primary risk exposures are interest rate risk and credit risk and, to a lesser extent, liquidity risk. Fidelity has little or no risk related to trading accounts, commodities or foreign exchange.

Interest rate risk is the exposure of a banking organization's financial condition and earnings ability to adverse movements in interest rates. Fidelity has analyzed the assumed market value risk and earnings risk inherent in its interest rate sensitive instruments related to interest-rate swings of 200 basis points, both above and below current levels (rate shock analysis). Earnings and fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. However, Fidelity believes that this analysis provides the most meaningful measures of interest rate risk position and trends. The latest analysis reflected the asset sensitivity of

Fidelity over a six month time horizon and its liability sensitivity over a seven to twelve month time horizon. The analysis indicated that the effects of either an immediate and sustained increase or decrease in market rates of interest of 200 basis points would not be material to Fidelity's net present value or operating results over a one year period.

The static gap analysis is a useful tool to measure interest rate sensitivity at a point in time and is utilized in developing the more critical rate shock analysis in assessing interest rate risk. The interest rate sensitivity structure within Fidelity's Balance Sheet at September 30, 2000, reflects a net interest sensitivity liability gap of 4.3% when projecting forward one year. In the near term, defined as 90 days, Fidelity has a net interest sensitivity asset gap of 12.2%. When projecting forward six months, Fidelity has a net interest sensitivity asset gap of 6.5%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of callable securities and certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income.

At September 30, 2000, the 31-60 day asset maturity and repricing total included $20 million of indirect automobile loans classified as held-for-sale. When these loans are sold, Fidelity will become less interest sensitive in the one year time horizon. Fidelity's policy states that the cumulative net interest sensitivity gap at the six month and one year periods should not exceed 10% and 15%, respectively. Any interest rate risk associated with the cumulative gap positions noted above was mitigated because of the net interest sensitivity asset gap in the near term and the net interest sensitivity liability gap at one year.

EARNINGS

Net income for the quarter ended September 30, 2000, was $1.6 million compared to net income of $1.5 million for the comparable quarter of 1999, an increase of 3.7%. Basic and diluted earnings were $.18 per share for the third quarter of 2000, compared to $.17 per share for the same period in 1999.

Fidelity's net income was $4.6 million for the nine months ended September 30, 2000, compared to net income of $3.4 million for the nine months ended September 30, 1999, a 37.7% increase. Basic and diluted earnings were $.53 per share for the nine month period ended September 30, 2000, compared to $.37 per share for the same period in 1999.

NET INTEREST INCOME

Net interest income for the third quarter of 2000 was $9.4 million compared to $9.5 million for the same period in 1999. The average balance of interest earning assets increased $118 million to $880 million for the three months ended September 30, 2000, when compared to the same period in 1999 and the yield on those assets increased 18 basis points to 9.38%. The yield on average loans outstanding for the period declined 1 basis point to 9.75% when compared to the same period in 1999 as a result of lower average balances outstanding in high yielding credit cards. The improvement in overall yield was due to a $10 million decline in lower yielding average investment securities, interest-bearing deposits with banks and Federal funds sold, which were replaced by higher yielding loans, as well as a 158 basis point increase in the yield on Federal funds sold because of increases in short-term interest rates since the comparable period last year.

The average balance of interest-bearing liabilities increased $115 million during the third quarter of 2000 to $770 million and the rate on these average balances increased 88 basis points to 5.85% when compared to the same period in 1999 as a result of rising interest rates.

Net interest income for the first nine months of 2000 was $28.0 million compared to $27.5 million for the same period in 1999. The average balance of interest earning assets increased $141 million to $845 million for the nine months ended September 30, 2000; however, the yield on average interest earning assets declined 17 basis points to 9.28% when compared to the same period in 1999 as a result of a 43 basis point decline in yield on loans, primarily due to a decrease in higher yielding credit card average balances, offset in part by a 148 basis point increase in the yield on Federal funds sold.

The average balance of interest-bearing liabilities increased $136 million to $738 million during the nine months ended September 30, 2000, while the rate on these average balances increased 59 basis points to 5.54% when compared to the same period in 1999 as a result of rising interest rates.

PROVISION FOR LOAN LOSSES

The allowance for loan losses is established through provisions charged to operations. Such provisions are based on management's evaluation of the loan portfolio under current economic conditions, past loan and credit card loss experience, adequacy of underlying collateral, and such other factors, which, in management's judgment, deserve recognition in estimating loan losses. Loans are charged off when, in the opinion of management, such loans are deemed to be uncollectible. Subsequent recoveries are added to the allowance.

Management believes the allowance for loan losses is adequate to provide for inherent loan losses. The provision for loan losses for the first nine months and the third quarter of 2000 was $4.2 million and $1.2 million, respectively, compared to $5.8 million and $2.0 million, respectively, for the comparable periods in 1999. The reduction in the provision for the first nine months of 2000 is primarily due to the continued improvement in the current aggregate amount of credit card delinquencies and net charge-offs, as well as improvements in delinquencies and net charge-offs in other consumer loan portfolios.

Net charge-offs to average loans on an annualized basis for the nine months ended September 30, 2000, were .95% compared to 1.75% for the same period in 1999.

The following schedule summarizes changes in the allowance for loan losses for the periods indicated (in thousands):

                                                                    Nine Months Ended             Year Ended
                                                                      September 30,               December 31,
                                                               ---------------------------        ------------
                                                                  2000             1999              1999
                                                               ---------         ---------         ---------
Balance at beginning of period                                 $  10,254         $  11,911         $  11,911
Charge-offs:
     Commercial, financing and agricultural                          388               569               580
     Real estate-construction                                         --                --                --
     Real estate-mortgage                                             --                --                --
     Consumer installment                                          1,624             1,882             2,457
     Credit cards                                                  4,594             6,122             7,977
                                                               ---------         ---------         ---------
     Total charge-offs                                             6,606             8,573            11,014
                                                               ---------         ---------         ---------

Recoveries:
     Commercial, financial and agricultural                            2                 2                34
     Real estate-construction                                         --                --                --
     Real estate-mortgage                                             --                --                --
     Consumer installment                                            311               205               258
     Credit cards                                                  1,218             1,171             1,465
                                                               ---------         ---------         ---------
     Total recoveries                                              1,531             1,378             1,757
                                                               ---------         ---------         ---------

Net charge-offs                                                    5,075             7,195             9,257
Provision for loan losses                                          4,200             5,800             7,600
                                                               ---------         ---------         ---------
Balance at end of period                                       $   9,379         $  10,516         $  10,254
                                                               =========         =========         =========
Ratio of net charge-offs to average loans                            .95%             1.75%             1.61%
                                                               =========         =========         =========

NONINTEREST INCOME

Noninterest income was $4.8 million for the third quarter of 2000 compared to $5.2 million for the same period in 1999. For the nine months ended September 30, 2000, noninterest income was $14.3 million compared to $14.8 million for the same period in 1999. During the third quarter of 1999, Fidelity sold its residential mortgage loan servicing portfolio for a gain of $788,000. Excluding this non-recurring gain and the related servicing revenues from 1999, noninterest income increased $546,000 or 12.9% and $642,000 or 4.7% over the same third quarter and year-to-date periods of 1999.

Service charges on deposit accounts increased $112,000 and $262,000 to $787,000 and $2,301,000 during the third quarter and the first nine months of 2000, respectively, when compared to the same periods last year, due primarily to deposit growth. Credit card fees increased $227,000 and $555,000 to $1,169,000 and $3,269,000 during the three month and nine month periods ended September 30, 2000, respectively, compared to the same periods last year, due primarily to increases in merchant banking fees and credit card transaction fees.

Income from mortgage banking activities declined $1,102,000 and $1,861,000 to $420,000 and $1,243,000 for the third quarter and first nine months of 2000, respectively, when compared to the same periods in 1999. These decreases were the result of the sale of all third party mortgage servicing rights in the third quarter of 1999 for a gain of $788,000 and a decline in mortgage loan origination and sales volume in the third quarter and for the nine months ended September 30, 2000, compared to the same periods in 1999.

Income from brokerage activities decreased $90,000 and $427,000 to $503,000 and $1,707,000 for the three month and nine month periods ending September 30, 2000, respectively, when compared to the same periods in 1999, as a result of a decline in retail volume.

Income from indirect lending activities increased $641,000 and $936,000 to $1,147,000 and $3,238,000 for the third quarter and the nine months ended September 30, 2000, respectively, when compared to the same periods in 1999 as a result of increases in servicing fees and related ancillary income and an increase in gains on sales.

NONINTEREST EXPENSE

Noninterest expense was $10.6 million and $30.9 million for the three month and nine month periods ended September 30, 2000, respectively, an increase of 2% and a decrease of 1%, respectively, when compared to the same periods in 1999.

Salaries and benefit expenses increased $86,000 and $341,000 to $4,888,000 and $14,756,000 for the third quarter and first nine months of 2000, respectively, compared to the same periods in 1999. The number of full-time equivalent employees decreased to 434 as of September 30, 2000, from 444 at September 30, 1999. The increase in salary and benefit expenses was directly related to increases in compensation through annual merit increases, an increase in cash incentives for superior performance and higher compensation for employees filling vacant positions due to the tight labor market.

Professional and other outside service expenses increased $207,000 to $862,000 for the three month period ended September 30, 2000, compared to the same period in 1999, primarily due to hiring consultants to assist with several major software installations and system conversions.

Other expenses declined $401,000 to $4,522,000 in the first nine months of 2000 compared to the same period in 1999. This decline was primarily due to decreases in advertising and promotion and the decreased amortization of Fidelity's only securitization asset, offset in part by increases in operating expenses related to corporate growth.

PROVISION FOR INCOME TAXES

The provision for income taxes for the third quarter and the first nine months of 2000 was $851,000 and $2,507,000, respectively, compared to $801,000 and $1,831,000 for the same periods in 1999. These changes were due to changes in taxable income.

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

Exhibit 27.  Financial Data Schedule (For SEC use only).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FIDELITY NATIONAL CORPORATION
                                    -------------------------------------------
                                             (Registrant)



Date:   November 6, 2000            BY:      /S/ James B. Miller, Jr.
                                        ---------------------------------------
                                             James B. Miller, Jr.
                                             Chief Executive Officer



Date:  November 6, 2000             BY:      /S/ M. Howard Griffith, Jr.
                                        ---------------------------------------
                                             M. Howard Griffith, Jr.
                                             Chief Financial Officer