Form 10-K405
period 2000-12-31
FIDELITY NATIONAL CORP /GA/
filed 2001-03-30
CIK 822662

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              [X] Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X].

The aggregate market value of the voting common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors and greater than five percent shareholders are "affiliates" of the Registrant) as of March 8, 2001, (based on the closing sale price of the Common Stock as quoted on the Nasdaq National Market System on such date) was $28,576,737.

At March 8, 2001, there were 8,783,062 shares of Common Stock outstanding, without stated par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2000 are incorporated by reference into
    Parts I and II. Portions of the Registrant's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                     PART I

FORWARD-LOOKING STATEMENTS

         Certain information and statements in this Form 10-K include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that reflect Fidelity National Corporation's current expectations regarding the future and involve risks and uncertainties. The words "believes," "expects," "anticipates," "estimates" and "intends" and similar expressions are intended to identify forward-looking statements. These forwarding-looking statements involve certain risks and uncertainties. The actual results could differ materially from those projected for many reasons, including without limitation, changing events and trends that have influenced Fidelity's assumptions. These trends and events include (i) changes in the interest rate environment which may reduce margins, (ii) non-achievement of expected growth, (iii) less favorable then anticipated changes in the national and local business environment and securities markets, (iv) adverse changes in the regulatory requirements affecting Fidelity, (v) greater competitive pressures among financial institutions in Fidelity's market, and (vi) greater loan losses than historic levels. Investors are encouraged to read the related section in Fidelity National Corporation's 2000 Annual Report to Shareholders and those discussed below under "Risk Factors".

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

         Fidelity conducts its indirect automobile lending (the purchase of consumer automobile installment sales contracts from automobile dealers), residential mortgage lending and residential construction lending through certain of its Atlanta offices and its Jacksonville, Florida location. At December 31, 2000, Fidelity had total assets of $948 million, total loans of $786 million, total deposits of $801 million and shareholders' equity of $58 million.

         Fidelity as used herein includes Fidelity National Corporation and its subsidiaries unless the context otherwise requires.

RECENT DEVELOPMENTS

         The Bank has entered into a consent order with the Office of the Comptroller of the Currency dated December 21, 2000, relating to the restructuring of its Trust Department operations. Under the terms of the consent order, the Bank has temporarily discontinued accepting new trust accounts, has engaged independent accountants and legal counsel to review and evaluate its trust department business practices, controls, policies and procedures in order to assure regulatory compliance and maintenance of the Trust Department's books, records and filings on a current basis and has instituted an overall assessment of the current and future risks and benefits of continuing the Bank's Trust Department operations. The Bank has appointed a special committee of its Board of Directors to coordinate execution of its obligations under the consent order and has completed most of the requirements of the order.

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

         Deposits

         Fidelity offers a full range of depository accounts and services to both individuals and businesses. As of December 31, 2000, the deposit base totaled approximately $801 million, consisted of approximately $117 million in noninterest-bearing demand deposits (14.6% of total deposits), approximately $128 million in interest-bearing demand deposits and money market accounts (16.1% of total deposits), approximately $64 million in savings deposits (7.9% of total deposits), approximately $338 million in time deposits in amounts less than $100,000 (42.2% of total deposits), and approximately $154 million in time deposits of $100,000 or more (19.2% of total deposits). Brokered deposits at December 31, 2000, included in time deposits in amounts less than $100,000, totaled $50 million.

         Lending

         Fidelity's primary lending activities include consumer loans (direct and indirect automobile loans and credit card loans), real estate loans and commercial loans to small and medium sized businesses. Secured construction loans to home builders are made in the Atlanta, Georgia, and Jacksonville, Florida metropolitan areas. Residential mortgages are made in Atlanta, Georgia and Jacksonville, Florida. The loans are generally secured by first and second real estate mortgages. The Bank offers direct installment loans to consumers on both a secured and unsecured basis. Commercial lending consists of the extension of credit for business purposes.

         As of December 31, 2000, Fidelity had consumer (including installment and credit card loans), real estate (including residential mortgage, construction and commercial loans secured by real estate), and commercial loans of $400 million, $293 million and $93 million, representing approximately 51.0%, 37.2% and 11.8%, respectively, of the total loan portfolio. Real estate loans included $99 million in construction loans, $161 million in residential real estate loans and $33 million in commercial loans secured by real estate. As of December 31, 2000, commercial loans, including commercial loans secured by real estate, totaled $126 million.

         Consumer Lending

         Fidelity consumer lending primarily consists of indirect automobile lending and consumer credit cards. Fidelity also makes direct consumer loans, including direct automobile loans, home equity and personal loans.

         Indirect Automobile Lending. Fidelity acquires, on a non-recourse basis, consumer installment contracts secured by new and used vehicles purchased by consumers from motor vehicle dealers located primarily in Atlanta, Georgia and Northeastern Florida. As of December 31, 2000, the aggregate amount of indirect automobile loans outstanding was $286 million, representing 36.4% of FNB's total loan portfolio. Approximately 52.9% and 28.7% of the outstanding indirect automobile loans at December 31, 2000, were originated in the Atlanta and Jacksonville, Florida offices, respectively. An additional $346 million of indirect automobile loans originated and sold by Fidelity are being serviced by Fidelity for others. Each potential sales finance contract is reviewed for creditworthiness and collateral value by Fidelity, which notifies the automobile dealer as to the terms (including interest rate and length of contract) on which the loan will be made to the dealer's customer. Since the sales finance contracts are purchased on a nonrecourse basis, no credit is being extended to the dealers and the dealers have no liability for the sales finance contracts purchased from them, except to the extent of the dealer reserve discussed below and representations and warranties in the dealer's agreement. Once the loan has been documented, the dealer sells the contract to Fidelity.

         The interest rate quoted by a dealer on a sales finance contract may exceed the interest charged by Fidelity on the particular contract. That interest differential or flat fee, depending on the dealer arrangement, is amortized in a prepaid asset account. Usually 75% to 100% of the interest differential or flat fee is immediately paid to the dealer as compensation for originating and documenting the loan. The unpaid portion is retained in the dealer holdback account and Fidelity may deduct from this account prepayments, rebates, charge-offs and any rebates of interest charges due Fidelity on sales finance contracts purchased from the dealer. If any amount is remaining in the holdback account at the time all sales finance contracts purchased by Fidelity from the dealer have been paid in full, such amount is paid to the dealer. As of December 31,

2000, the balance in the holdback accounts was $82,273. The potential charge-offs in excess of the holdback are provided for by the allowance for loan losses. Net charge-offs on indirect automobile loans for the past two years ended December 31, 2000 and 1999, was $1.9 million.

         Credit Card Loans. Fidelity offers Visa, MasterCard, Visa Gold and affinity Visa programs and sponsors Visa/MasterCard agent bank relationships. These programs are offered on a nationwide basis to persons, businesses, partnerships and associations who meet Fidelity's established underwriting standards with respect to income, credit rating, established residence or domicile and employment. Credit card loans are subject to seasonal fluctuations based on consumer spending habits, with the outstanding balances of such credit card loans rising at the end of each calendar year. At December 31, 2000, credit card loans were approximately $92 million, or 12.1% of the total loan portfolio. The credit card portfolio was built substantially through affinity programs. The affinity programs include colleges, associations and other entities which contract to assist Fidelity in marketing its credit cards in return for issuance and transaction fee income.

         Residential Mortgage Banking

         The Bank is engaged in the residential mortgage banking business, focusing on one-to-four family properties. The Bank offers Federal Housing Authority ("FHA"), Veterans Administration ("VA"), conventional and non-conforming loans (those with balances over $275,000). In addition, loans are purchased from independent mortgage companies located in the Southeast. The Bank operates its residential mortgage banking business from four locations in the Atlanta metropolitan area and also has a loan origination office in Jacksonville, Florida. The Bank is an approved originator and servicer for Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") and is an approved originator for loans insured by Housing and Urban Development ("HUD").

         Mortgage loans held-for-sale fluctuate due to economic conditions, interest rates, the level of real estate activity and seasonal factors. During 2000, the Bank originated approximately $13 million in loans to be held in the Bank's portfolio. During 2000, the Bank did not service mortgage loans for third parties. The Bank sells mortgages, service released, to investors.

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

         Trust Products and Services

         Fidelity provides investment products and services to individuals and organizations under trust and agency agreements. At December 31, 2000, the Bank serviced approximately $198 million in assets, with the majority of accounts in custodial IRAs. Other services include personal trusts, employee benefit trusts, guardianships, estate settlement accounts, management agency accounts and corporate trusts. In December, 2000 Fidelity sold substantially all of its self-directed IRA accounts. See "Recent Developments" regarding restrictions on the operations of the Trust Department.

         International Trade Services

         Fidelity provides services to individuals and business clients in meeting their international business requirements. Letters of credit, foreign currency drafts, foreign and documentary collections, export finance and international wire transfers represent some of the services provided.

SIGNIFICANT OPERATING POLICIES

         Lending Policy

         Lending authority is delegated by the Board of Directors of the Bank to loan officers, each of whom is limited as to the amount of secured and unsecured loans that the loan officer can make to a single borrower or related group of borrowers. All loans in excess of $250,000 must be approved by a committee of officers of the Bank. All loans in excess of $1,000,000 must be approved by the Loan and Discount Committee of the Board of Directors of the Bank.

         The Bank provides written guidelines for lending activities. Secured loans, except indirect installment loans which are generally secured by the vehicle purchased, are to be made to persons who are well-established and have net worth, collateral and cash flow to support the loan. Real estate loans are made only when such loans are secured by real property located primarily in Georgia or Florida. Unsecured loans, except credit card loans, normally are made by the Bank only to persons who maintain depository relationships with the Bank. Any loan renewal request is reviewed in the same manner as an application for a new loan.

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

         For loans that are collateralized by inventory, furniture, fixtures and equipment, the Bank does not generally advance loan proceeds of more than 50% of the inventory value or more than 50% of the furniture, fixtures and equipment value serving as collateral. When inventory serves as primary collateral, accounts receivable generally will also be taken as collateral. Maximum collateral values for accounts receivable is 80% of eligible receivables outstanding. No collateral value will be assigned for accounts receivable outstanding more than 90 days.

         Many of the Bank's commercial loans are secured by real estate (and thus are categorized as real estate mortgage loans), because such collateral may be superior to other types of collateral owned by small businesses. Loans secured by commercial real estate, however, are subject to certain inherent risks. Commercial real estate may be substantially illiquid, and commercial real estate values are difficult to ascertain and are subject to wide fluctuations, depending upon economic conditions. For loans in excess of $250,000, the Bank generally requires that qualified independent appraisers determine the value of any commercial real estate taken as collateral, and the Bank will generally lend 75% of the appraised value or the purchase price of the real estate, whichever is less.

         The Bank originates short-term residential construction loans for detached housing and a limited number of residential acquisition and development loans in the Atlanta and Jacksonville metropolitan areas. Residential construction loans are made through the use of officer guidance lines, which are approved, when appropriate, by the Bank's Loan and Discount Committee. Specific maximum loan commitment and numbers of unsold houses allowed are clearly identified for each of the approximately 73 builders' officer guidance lines. Each loan is individually reviewed and approved by the loan officer and is subject to an appraisal and a maximum 80% loan-to-value ratio.

         These guidelines are approved for established builders with track records and adequate financial strength to support the credit being requested. Loans may be for speculative starts or for pre-sold residential property to specific purchasers. As of December 31, 2000, approximately $99 million (12.5% of total loans) was outstanding on residential construction loans, of which approximately $26 million was for acquisition and development loans. Acquisition and development loans generally have 18 month or shorter maturities and are for the purpose of developing lots for a builder's own building program usage or are generally pre-sold to an established builder or builders.

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

                                                                                 MAXIMUM ALLOWABLE
                LOAN CATEGORY                                                   LOAN-TO-VALUE RATIO
                -------------                                                   -------------------
                Land...............................................                    65%
                Land development...................................                    75
                Construction:
                 Commercial, multifamily(1) and other
                  nonresidential...................................                    80


                One-to-four family residential.....................            85
                Improved property..................................            85
                Owner-occupied one-to-four family and
                   home equity(2)..................................            --


--------------

(1)      Multifamily construction includes condominiums and cooperatives.
(2) A loan-to-value limit has not been established for permanent mortgage or home equity loans on owner-occupied, one-to-four family residential property. However, for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral is required.

         Potential specific risk elements associated with each of the Bank's lending categories include the following:


Credit cards...................     Employment status, changes in local economy,
                                    unsecured credit risks

Installment loans to
 individuals...................     Employment status, changes in local economy,
                                    difficulty in monitoring collateral
                                    (vehicle, boat, mobile home) and limited
                                    personal contact as a result of indirect
                                    lending through dealers

Commercial, financial
  and agricultural.............     Industry concentrations, difficulty in
                                    monitoring the valuation of collateral
                                    (inventory,  accounts  receivable  and
                                    vehicles), borrower management expertise,
                                    increased competition, and specialized or
                                    obsolete equipment as collateral

Real estate-residential
   construction ...............     Inadequate collateral and change in market
                                    conditions

Real estate-residential
  mortgage.....................     Changes in local economy and interest rate
                                    caps on variable rate loans

         Management believes that the outstanding loans included in each of these categories do not represent more than the normal risks associated with these categories, as described above. Fidelity's underwriting and asset quality monitoring systems focus on minimizing the risks outlined above.

         Loan Review and Nonperforming Assets

         The Bank's Credit Administration Department reviews its loan portfolio to identify potential deficiencies and appropriate corrective action. The Credit Administration Department attempts to review 30% to 45% of the commercial and construction loan portfolios and 10% of the consumer portfolio annually. The results of the reviews are presented to the Bank's Board of

Directors on a monthly basis. Loan reviews are performed on credits that are selected according to their risk. Past due loans are reviewed weekly by each lending officer and by the credit administration department. A summary report is reviewed monthly by the Bank's Board of Directors. The Bank Loan and Discount Committee of the Board of Directors of the Bank annually reviews all loans over $1.0 million.

         A sampling of credit card accounts are reviewed on a monthly basis for compliance with credit policy. Review procedures include a determination of whether the appropriate review of employment, residence and other information has been completed, a recalculation of the borrower's debt coverage ratio, and an analysis of the borrower's credit history to determine if it meets the Bank's established criteria. Policy exceptions are analyzed monthly. Delinquencies are monitored daily. Accounts are charged off after they are 180 days past due in accordance with industry practice.

         A 10% sample of consumer loans is reviewed on a monthly basis in compliance with the Bank's policies and procedures.

         A provision for loan losses and a corresponding increase in the allowance for loan losses are recorded monthly, taking into consideration historical charge-off experience, delinquency, current economic conditions and management's estimate of losses inherent in the loan portfolio.

         Asset/Liability Management

         Fidelity's Asset/Liability Committee (the "Committee") is comprised of officers of Fidelity and the Bank who are charged with managing Fidelity's assets and liabilities. The Committee attempts to manage asset growth, liquidity and capital in order to maximize income and reduce interest rate risk. The Committee directs Fidelity's overall acquisition and allocation of funds. At its meetings, the Committee reviews and discusses the asset and liability funds budget and projections in relation to the actual flow of funds. The Committee also reviews and discusses peer group comparisons, the ratio of the amount of rate-sensitive assets to the amount of rate-sensitive liabilities and other variables, such as expected loan demand, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary policy adjustments and the overall state of the economy.

         Investment Policy

         Fidelity's investment portfolio policy is to maximize income consistent with liquidity, asset quality, regulatory constraints and asset/liability objectives. The policy is reviewed at least annually by Fidelity's and the Bank's Boards of Directors. The Boards of Directors are provided information monthly concerning sales, purchases, resulting gains or losses, average maturity, Federal taxable equivalent yields and appreciation or depreciation by investment categories.

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

         The Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve (i) before it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not control; (ii) before it or any of its subsidiaries, other than a bank, acquire all or substantially all of the assets of a bank; and (iii) before it merges or consolidates with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in non-banking activities or acquiring direct or indirect control of voting shares of any company engaged in such activities. This prohibition does not apply to activities found by the Federal Reserve, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation or order to be closely related to banking are: making or servicing loans and certain types of leases; performing certain data processing services; acting as fiduciary or investment or financial advisor; providing discount brokerage services; and, making investments in corporations or projects designed primarily to promote community welfare.

         Fidelity must also register with the Georgia Department of Banking and Finance ("GDBF"). Such registration filing includes information with respect to the financial condition, operations, management and intercompany relationships of Fidelity and its subsidiaries, and related matters. The GDBF may also require such other information as is necessary to keep itself informed as to whether the provisions of Georgia law and the regulations and orders issued thereunder by the GDBF have been complied with, and the GDBF may make examinations of Fidelity.

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

         In 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("1991 Act") was adopted, the principal initial effect of which was to permit the Bank Insurance Fund ("BIF") to borrow up to $30 billion from the U.S. Treasury (to be repaid through deposit insurance premiums over 15 years) and to permit the BIF to borrow working capital from the Federal Financing Bank in an amount up to 90% of the value of the assets the FDIC has acquired from failed banks. Pursuant to the 1991 Act, the FDIC has implemented a risk-based assessment system whereby banks are assessed on a sliding scale depending on their placement in nine separate supervisory categories. Effective June 1, 1996, the BIF reached a reserve ratio of 1.30% of total estimated deposits and the FDIC lowered the assessment rate schedule for BIF members to no assessment for the healthiest banks to $.27 per $100 of deposits for less healthy institutions. Because of the Bank's rating, there was no BIF assessment at December 31, 2000.

         As a result of the Bank's capital position in 1997, its FDIC assessments increased significantly. Based on the Bank's improved operations and capital position, the assessment was substantially reduced in 1999. The Bank's total FDIC insurance and SAIF assessments for the three years ended December 31, 1998, 1999 and 2000 were $1,208,000, $272,000 and $258,000, respectively.

         Various other sections of the 1991 Act impose substantial new auditing and reporting requirements and increase the role of independent accountants and outside directors on banks having assets of $500 million or more, and regulators may encourage smaller banks to comply with such requirements. The 1991 Act also provides for a ban on the acceptance of brokered deposits except by well capitalized institutions and by adequately capitalized institutions with the permission of the FDIC, and for restrictions on the activities engaged in by state banks and their subsidiaries as principal, including insurance underwriting, to the same activities permissible for national banks and their subsidiaries, unless the state bank is well capitalized and a determination is made by the FDIC that the activities do not pose a significant risk to the insurance fund. The effect on Fidelity of these measures contained in the 1991 Act will be to a great extent dependent upon the manner in which bank regulatory authorities interpret and enforce regulations that have been issued pursuant to the 1991 Act.

         Capital Requirements

         The information contained in note 12 to Fidelity's 2000 Annual Report to Shareholders under the heading "Shareholders' Equity" is incorporated herein by reference.

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

         Effective March 11, 2000, Gramm-Leach expanded the range of permitted activities of certain bank holding companies to include the offering of virtually any type of service that is financial in nature or incidental thereto, including banking, securities underwriting, insurance (both underwriting and agency), merchant banking, acquisitions of and combinations with insurance companies and securities firms and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. In order to engage in these new activities, a bank holding company must qualify and register with the FRB as a financial holding company. To qualify as a financial holding company, a bank holding company must demonstrate that each of its bank subsidiaries is well-capitalized and well-managed and has a rating of "satisfactory" or better under the Community Reinvestment Act of 1977 ("CRA"). Certain of the additional activities authorized under Gramm-Leach may also be undertaken by a financial subsidiary of a bank. Under Gramm-Leach, a functional system of regulation will apply to financial holding companies under which banking activities will be regulated by the Federal banking regulators, securities activities will be regulated by the Federal securities regulators, and insurance activities will be subject to regulation by the appropriate state insurance authorities.

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

         Current legislation requires that mortgage brokers and lenders, including the Bank, make certain disclosures to applicants for mortgage loans. The Mortgage Act also provides authority for the GDBF to promulgate rules with respect to escrow accounts and the advertising of mortgage loans. In addition, the Mortgage Act imposes restrictions on unfair mortgage banking practices, as defined by the Mortgage Act.

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

EMPLOYEES

         As of December 31, 2000, Fidelity had 424 full-time equivalent employees. Fidelity is not a party to any collective bargaining agreement. Fidelity believes that its employee relations are good.

EXECUTIVE OFFICERS

         Executive officers are elected by the Board of Directors annually at the Board of Directors' meeting held directly after the Annual Meeting of Shareholders and hold office until the next election, unless they sooner resign or are removed from office.

         Fidelity's executive officers, their ages, their positions with Fidelity at March 1, 2001, and the period during which the person served as an executive officer, are as follows:

                                        Officer
      Name                       Age     Since                                 Position
      ----                       ---    -------                                --------
James B. Miller, Jr.             60      1979       Chairman of the Board, President and Chief Executive Officer of
                                                    Fidelity since 1979; Chairman of Fidelity Bank since 1998;
                                                    President of the Bank from 1977 to 1997, and Chairman of Fidelity
                                                    Capital since 1992.

Larry D. Peterson                52      1997       Vice President of Fidelity since 1997; President and Chief
                                                    Executive Officer of the Bank since 1997.

David Buchanan                   43      1995       Vice President of Fidelity since 1999; Senior Vice President of the Bank since 1995.

M. Howard Griffith, Jr.          58      1994       Principal Accounting Officer of Fidelity and Chief Financial
                                                    Officer of the Bank since February 1994.

H. Palmer Proctor, Jr.           33      1996       Vice President of Fidelity since 1996; Vice President of the Bank
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

         As of December 31, 2000, residential mortgages held-for-sale by Fidelity were principally on real property located in the metropolitan areas of Atlanta, Georgia and Jacksonville, Florida. Fidelity's indirect automobile loans have been obtained principally from automobile dealers located in the metropolitan areas of Jacksonville, Florida, and Atlanta, Georgia. As of December 31, 2000, credit card loans were concentrated with borrowers in Georgia, California, Texas and Florida. Adverse national, regional and local economic conditions may adversely affect the results of operations and financial condition of Fidelity.

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


ITEM 2.  PROPERTIES

         Fidelity's principal executive offices consist of 49,501 square feet (of which 29,641 square feet are sublet) in Atlanta, Georgia. Fidelity's operations are principally conducted from 80,000 square feet located at 3 Corporate Square, Atlanta, Georgia. The Bank has 19 branch offices located in Fulton, DeKalb, Cobb, Clayton and Gwinnett Counties, Georgia, where 13 are owned and six are leased. Fidelity leases a loan production office in Jacksonville, Florida.


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


                                     PART II


ITEM 5.  MARKET FOR FIDELITY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         STOCK. Fidelity's Common Stock is listed on the Nasdaq National Market under the trading symbol LION. There were approximately 750 holders of record and approximately 2,000 beneficial owners whose shares of Fidelity's Common Stock are held by brokers, dealers and their nominees as of March 8, 2001.

         Market prices of the Fidelity's Common Stock included on the inside back cover of the 2000 Annual Report to Shareholders are incorporated herein by reference. The last sale price on December 31, 2000, was $5.00.

         During 1997, Fidelity issued 984,000 shares of Preferred Stock in private placements. In September 1999, Fidelity exercised its right to redeem all of the Preferred Stock. Shareholders owning 710,000 shares of Preferred Stock elected to convert the Preferred Stock into Common Stock, resulting in the issuance of 617,165 shares of Common Stock. The issuance of the Common Stock upon the conversion of the Preferred Stock is exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

         DIVIDENDS. Fidelity paid four (4) quarterly cash dividends of $.05 and $.04 per share on the Common Stock in 2000 and 1999, respectively.

         Restrictions on Dividends - Indenture. The indenture ("Indenture") relating to the 8 1/2% Subordinated Notes ("Notes") provides that Fidelity may not pay cash dividends on its capital stock or redeem any shares of its capital stock if the cumulative dividends and redemptions would exceed cumulative consolidated net income of Fidelity for the three-year period ending on the dividend declaration date or redemption date. In addition, no dividend can be declared on the capital stock if an event of default has occurred and is continuing under the Notes, including the failure to pay interest on such indebtedness or default on other indebtedness exceeding $1 million. See Note 12 to the Consolidated Financial Statements.

         Fidelity currently is not in default of the covenant of the Indenture restricting dividend payments.

         Restrictions on Dividends by the Bank - Regulations. Under the regulations of the OCC the Bank may declare dividends out of net profits. The approval of the OCC is required if the total of all dividends declared by the Bank exceeds the total of its net profits for the year, combined with its retained net profits for the preceding two years. The payment of dividends by the Bank may also be affected or limited by other factors, such as the requirement to maintain capital above regulatory guidelines. At December 31, 2000, the Bank's shareholders' equity totaled approximately $74.8 million. Based on the rules of the OCC, the Bank could pay $8.8 million in dividends without OCC regulatory approval. In 1999 and 2000, the Bank paid dividends to Fidelity aggregating $800,000 and $2.2 million, respectively on its common stock and $600,000 and $975,556, respectively on its Preferred Stock.

         In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could preclude the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice.

ITEM 6.  SELECTED FINANCIAL DATA

         Selected financial data for each of the five years ended December 31, 2000, is included in Fidelity's 2000 Annual Report to Shareholders (page 10) and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis of financial condition and results of operations appear under the caption "Consolidated Financial Review" of Fidelity's 2000 Annual Report to Shareholders (pages 11 to 30 and is incorporated herein by reference).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The discussion on Market Risk appears under the caption "Consolidated Financial Review" of Fidelity's 2000 Annual Report to Shareholder (pages 17 to
19) and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Report of Independent Auditors, the Consolidated Financial Statements and Notes to the Consolidated Financial Statements of Fidelity's 2000 Annual Report to Shareholders (pages 31 to 54) are incorporated herein by reference. Quarterly Financial Information on pages 29 to 30 of Fidelity's 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF FIDELITY

         The information to be contained under the heading "Information About Nominees for Director" in the definitive Proxy Statement to be sent to shareholders in connection with the solicitation of proxies for Fidelity's 2001 Annual Meeting of Shareholders to be held on April 26, 2001 to be filed with the Commission, is incorporated herein by reference. Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of Fidelity is included in Item 1 of this Report.

ITEM 11. EXECUTIVE COMPENSATION

         The information to be contained under the headings "Executive Compensation," "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation" in the definitive Proxy Statement to be sent to shareholders in connection with the solicitation of proxies for Fidelity's Annual Meeting of Shareholders to be held on April 26, 2001, to be filed with the Commission, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information to be contained under the heading "Voting Securities and Principal Holders" in the definitive Proxy Statement to be sent to shareholders in connection with the solicitation of proxies for Fidelity's 2001 Annual Meeting of Shareholders to be held on April 26, 2001, to be filed with the Commission, is incorporated herein by reference. For purposes of determining the aggregate market value of Fidelity's voting stock held by non-affiliates, shares held by all Fidelity directors and executive officers have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of Fidelity as defined by the Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information to be contained under the heading "Compensation Committee Interlocks and Insider Participation" in the definitive Proxy Statement to be sent to shareholders in connection with the solicitation of proxies for Fidelity's 2001 Annual Meeting of Shareholders to be held on April 26, 2001, to be filed with the Commission, is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements.

         The following consolidated financial statements and notes thereto of Fidelity are incorporated by reference in Item 8 of this Report:

         Report of Independent Auditors

         Consolidated Balance Sheets - December 31, 2000, and December 31, 1999

         Consolidated Statements of Income for the Years Ended December 31, 2000, 1999, and 1998

         Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2000, 1999, and 1998

         Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999, and 1998

         Notes to Consolidated Financial Statements - December 31, 2000

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

                  *10(k)   Employment Agreement among Fidelity, the Bank and Larry D.
                           Peterson dated as of September 15, 2000.

                  *10(l)   Resolutions adopted by the Compensation Committee of the
                           Board of Directors of Fidelity on June 21, 2000 amending
                           the Employment Agreement with James B. Miller, Jr.

                   13      2000 Annual Report to Shareholders. Pages 10 through 54.

                   21      Subsidiaries of Fidelity

                   23      Consent of Ernst & Young LLP

                   24      Powers of Attorney

----------------------
* management contract or compensatory arrangement required to be filed as an exhibit.


                  (b)      Reports on Form 8-K. (i) Report on Form 8-K, date of
                           report - December 8, 2000, reporting under Item 5, Other
                           Events, that earnings for the fourth quarter of 2000 would be substantially below market expectations. (ii) Report on
                           Form 8-K, date of report - December 29, 2000, reporting
                           under Item 5, Other Events, the consent order entered into with the Office of the Comptroller of the Currency dated
                           December 21, 2000.

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


                            FIDELITY NATIONAL CORPORATION


                             By: /s/ James B. Miller, Jr.
                                 --------------------------------------
                                           James B. Miller, Jr.
                                          Chairman of the Board
                                               March 15, 2001

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Fidelity National Corporation and in the capacities and on the dates indicated.


           /s/ James B. Miller, Jr.                        Date: March 15, 2001
---------------------------------------------
             James B. Miller, Jr.
      Chairman of the Board and Director
         (Principal Executive Officer)


          /s/ M. Howard Griffith, Jr.                      Date: March 15, 2001
---------------------------------------------
            M. Howard Griffith, Jr.
            Chief Financial Officer
 (Principal Financial and Accounting Officer)


*                                                          Date: March 15, 2001
---------------------------------------------
                David R. Bockel
                   Director


*                                                          Date: March 15, 2001
---------------------------------------------
             Edward G. Bowen, M.D.
                   Director


*                                                          Date: March 15, 2001
---------------------------------------------
                 Carl I. Gable
                   Director


*                                                          Date: March 15, 2001
---------------------------------------------
                 Kevin S. King
                   Director


*                                                          Date: March 15, 2001
---------------------------------------------
               Larry D. Peterson
                   Director

*                                                          Date: March 15, 2001
---------------------------------------------
               Robert J. Rutland
                   Director


*                                                          Date: March 15, 2001
---------------------------------------------
            W. Clyde Shepherd, Jr.
                   Director


*                                                          Date: March 15, 2001
---------------------------------------------
               Gordon M. Sherman
                   Director


*                                                          Date: March 15, 2001
---------------------------------------------
             Rankin M. Smith, Jr.
                   Director


*                                                          Date: March 15, 2001
---------------------------------------------
              Felker W. Ward, Jr.
                   Director


*         /s/ M. Howard Griffith, Jr.                      Date: March 15, 2001
---------------------------------------------
            M. Howard Griffith, Jr.
               Attorney-in-fact