Form 10-Q
period 2001-03-31
FIDELITY NATIONAL CORP /GA/
filed 2001-05-14
CIK 822662

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                  March 31, 2001
                               -------------------------------------------------

Commission File Number:     0-22374
                        ---------------

                          Fidelity National Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Georgia                                                               58-1416811
---------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

     3490 Piedmont Road, Suite 1550                                          Atlanta, GA 30305
---------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                            (Zip Code)

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                  Shares Outstanding at April 30, 2001
       --------------------------       ------------------------------------
       Common Stock, no par value                     8,781,628

                          FIDELITY NATIONAL CORPORATION

                                      INDEX

                                                                                                  Page Number
                                                                                                  -----------

Part I.               Financial Information

        Item l.       Financial Statements

                      Consolidated Balance Sheets March 31, 2001, (unaudited) and
                      December 31, 2000                                                                  1

                      Consolidated Statements of Operations (unaudited)
                      Three Months Ended March 31, 2001 and 2000                                         2

                      Consolidated Statements of Cash Flows (unaudited) Three Months
                      Ended March 31, 2001 and 2000                                                      3

                      Notes to Consolidated Financial Statements (unaudited)                           4-5

        Item 2.       Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                           6-13

Part II.              Other Information                                                                 13

        Item 3.       Quantitative and Qualitative Disclosures about Market Risk                      9-10
                      (included in Part I Item 2)

        Item 6.       Exhibits and Reports on Form 8-K                                                  13

Signature Page                                                                                          13

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                    (Unaudited)
                                                                                     March 31,            December 31,
                                                                                        2001                 2000
                                                                                   --------------        --------------

ASSETS
   Cash and due from banks                                                         $   28,329,836        $   28,518,760
   Interest-bearing deposits with banks                                                   439,437             1,372,815
   Federal funds sold                                                                  32,469,348            13,125,196
   Investment securities available-for-sale                                            46,719,012            52,072,109
   Investment securities held-to-maturity  (approximate fair value of
       $29,133,277 and $33,631,788 at March 31, 2001, and December
       31, 2000, respectively)                                                         29,116,197            33,974,415
   Loans held-for-sale                                                                 56,022,460            22,589,939
   Loans                                                                              771,127,563           763,006,975
   Allowance for loan losses                                                          (10,572,426)          (10,503,527)
                                                                                   --------------        --------------
   Loans, net                                                                         760,555,137           752,503,448
   Premises and equipment, net                                                         17,948,468            18,547,668
   Other real estate                                                                    1,548,783             2,035,345
   Accrued interest receivable                                                          6,863,097             7,389,464
   Other assets                                                                        17,578,850            16,001,491
                                                                                   --------------        --------------
                 Total assets                                                      $  997,590,625        $  948,130,650
                                                                                   ==============        ==============

LIABILITIES
   Deposits
       Noninterest-bearing demand deposits                                         $  108,781,007        $  116,727,168
       Interest-bearing deposits:
            Demand and money market                                                   126,458,526           128,776,867
            Savings                                                                    77,209,932            63,637,807
            Time deposits, $100,000 and over                                          158,576,584           153,464,274
            Other time deposits                                                       356,217,289           337,934,539
                                                                                   --------------        --------------
                 Total deposits                                                       827,243,338           800,540,655
   Federal Home Loan Bank short-term borrowings                                        20,000,000            20,000,000
   Other short-term borrowings                                                         12,565,161            12,218,661
   Trust preferred securities                                                          20,500,000            20,500,000
   Other long-term debt                                                                44,000,000            29,000,000
   Accrued interest payable                                                             6,950,403             5,998,013
   Other liabilities                                                                    8,285,379             1,916,306
                                                                                   --------------        --------------
                 Total liabilities                                                    939,544,281           890,173,635
                                                                                   --------------        --------------

SHAREHOLDERS' EQUITY
Common stock, no par value. Authorized 50,000,000; issued
   8,792,720; outstanding 8,781,628 in 2001 and 2000                                   39,816,731            39,816,731
Treasury stock                                                                            (69,325)              (69,325)
Accumulated other comprehensive gain (loss), net of tax                                   381,831              (163,800)
Retained earnings                                                                      17,917,107            18,373,409
                                                                                   --------------        --------------
                  Total shareholders' equity                                           58,046,344            57,957,015
                                                                                   --------------        --------------
                  Total liabilities and shareholders' equity                       $  997,590,625        $  948,130,650
                                                                                   ==============        ==============

See accompanying notes to consolidated financial statements.

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                      Three Months Ended
                                                                           March 31,
                                                               --------------------------------
                                                                   2001                2000
                                                               ------------        ------------

INTEREST INCOME
     Loans, including fees                                     $ 18,913,100        $ 17,100,743
     Investment securities                                        1,336,447           1,250,560
     Federal funds sold                                             147,362              80,966
     Deposits with other banks                                        6,583              14,213
                                                               ------------        ------------
       Total interest income                                     20,403,492          18,446,482

INTEREST EXPENSE
     Deposits                                                    10,362,918           7,817,826
     Short-term borrowings                                          538,232             823,930
     Trust preferred securities                                     567,410              28,821
     Other long-term debt                                           646,722             538,893
                                                               ------------        ------------
       Total interest expense                                    12,115,282           9,209,470
                                                               ------------        ------------

NET INTEREST INCOME                                               8,288,210           9,237,012
     Provision for loan losses                                    1,800,000           1,500,000
                                                               ------------        ------------
NET INTEREST INCOME AFTER PROVISION FOR
     LOAN LOSSES                                                  6,488,210           7,737,012

NONINTEREST INCOME
     Service charges on deposit accounts                            803,752             724,452
     Credit card fees                                             1,172,745             974,195
     Mortgage banking activities                                    370,657             395,182
     Brokerage activities                                           533,654             714,236
     Indirect lending activities                                  1,263,750           1,119,411
     Trust activities                                                74,232             388,231
     Securities gains, net                                           61,922                  --
     Other                                                          686,778             521,891
                                                               ------------        ------------
       Total noninterest income                                   4,967,490           4,837,598

NONINTEREST EXPENSE
     Salaries and employee benefits                               5,041,249           5,134,992
     Furniture and equipment                                        829,822             695,140
     Net occupancy                                                  926,084             834,558
     Credit card processing and transaction fees                    896,378             853,018
     Communication expenses                                         565,741             605,698
     Professional and other services                              1,887,916             528,011
     Regulatory assessments                                          87,008             135,864
     Other                                                        1,353,197           1,511,926
                                                               ------------        ------------
       Total noninterest expense                                 11,587,395          10,299,207
                                                               ------------        ------------
       (Loss) income before income taxes                           (131,695)          2,275,403
       Income tax (benefit) expense                                (114,476)            797,132
                                                               ------------        ------------

NET (LOSS) INCOME                                              $    (17,219)       $  1,478,271
                                                               ============        ============
BASIC AND DILUTED EARNINGS PER SHARE                           $       0.00        $       0.17
                                                               ============        ============
DIVIDENDS DECLARED PER SHARE                                   $       0.05        $       0.05
                                                               ============        ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                        8,781,628           8,780,609
                                                               ============        ============

See accompanying notes to consolidated financial statements.

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                             ------------------------------------
                                                                                                  2001                  2000
                                                                                             --------------        --------------

CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES
     Net (loss) income                                                                       $      (17,219)       $    1,478,271
     Adjustments to reconcile net (loss) income to net cash (used in)
         provided by operating activities:
         Provision for loan losses                                                                1,800,000             1,500,000
         Depreciation and amortization of premises and equipment                                    711,759               624,192
         Securities gains (net)                                                                     (61,922)                   --
         Gain on loan sales                                                                        (401,738)             (337,831)
         Proceeds from sale of other real estate                                                    592,572                    --
         Net (increase) decrease in loans held-for-sale                                         (33,432,521)           37,799,329
         Net decrease in accrued interest receivable                                                526,367                80,725
         Net increase in accrued interest payable                                                   952,390               111,027
         Net (increase) decrease in other assets                                                 (1,577,359)              181,730
         Net increase (decrease) in other liabilities                                             6,369,073            (1,135,981)
         Other                                                                                     (272,498)              152,040
                                                                                             --------------        --------------
              Net cash flows (used in) provided by operating activities                         (24,811,096)           40,453,502

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
     Purchases of investment securities held-to-maturity                                           (680,000)                   --
     Maturities of investment securities held-to-maturity                                           548,167               391,434
     Calls of investment securities held-to-maturity                                              4,990,051                    --
     Sales and calls of investment securities available-for-sale                                  4,914,167                    --
     Maturities of investment securities available-for-sale                                       1,318,981               879,792
     Net increase in loans                                                                      (32,484,293)         (111,052,685)
     Purchases of premises and equipment                                                           (112,559)
                                                                                                                         (230,173)
     Proceeds from sale of loans                                                                 22,928,332            60,394,914
                                                                                             --------------        --------------
              Net cash flows provided by (used in) investing activities                           1,422,846           (49,616,718)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
     Net increase in demand deposits, money market accounts, and savings accounts
                                                                                                  3,307,623            18,277,059
     Net increase in time deposits                                                               23,395,060                 3,224
     Net increase (decrease) in short-term borrowings                                               346,500           (24,006,236)
     Net increase (decrease) in long-term borrowings                                             15,000,000              (600,000)
     Issuance of trust preferred securities                                                              --            10,500,000
     Dividends paid                                                                                (439,083)             (462,675)
     Proceeds from the issuance of common stock                                                          --                26,777
                                                                                             --------------        --------------
              Net cash flows provided by financing activities                                    41,610,100             3,738,149
                                                                                             --------------        --------------
              Net increase (decrease) in cash and cash equivalents                               18,221,850            (5,425,067)

Cash and cash equivalents, beginning of period                                                   43,016,771            50,206,555
                                                                                             --------------        --------------
Cash and cash equivalents, end of period                                                     $   61,238,621        $   44,781,488
                                                                                             ==============        ==============

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
              Interest                                                                       $   11,162,892        $    9,098,443
                                                                                             ==============        ==============
              Income taxes                                                                   $           --        $      475,000
                                                                                             ==============        ==============

See accompanying notes to consolidated financial statements.

                          FIDELITY NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2001

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Fidelity National Corporation and subsidiaries ("Fidelity") have been prepared in accordance with accounting principles generally accepted in the United States followed within the financial services industry for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. All such adjustments are normal recurring accruals. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These statements and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements and notes thereto included in Fidelity's Annual Report and Form 10-K for the year ended December 31, 2000.

Note B - Shareholders' Equity

Fidelity National Bank (the "Bank") is a national banking association subject to Federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System (the "FRB") and to banks whose deposits are insured by the Federal Deposit Insurance Corporation. The Bank is a wholly-owned subsidiary of Fidelity.

Fidelity and the Bank are principally regulated by the FRB and the Office of the Comptroller of the Currency (the "OCC"), respectively. At periodic intervals, the OCC examines and evaluates the financial condition, operations, and policies and procedures of nationally chartered banks, such as the Bank, as part of its legally prescribed oversight responsibilities.

The Board of Governors of the FRB is the principal regulator of Fidelity National Corporation, a bank holding company. The FRB and the OCC have established capital requirements as a function of their oversight of bank holding companies and nationally chartered banks. Each bank holding company and each bank must maintain the minimum capital ratios set forth in "Liquidity and Sources of Capital". At March 31, 2001, and December 31, 2000, Fidelity National Corporation and the Bank exceeded the minimum capital requirements.

During the three month period ended March 31, 2001, Fidelity declared and paid dividends on its Common stock of $.05 per share totaling approximately $439,000.

Note C - Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No.133 establishes new accounting and reporting activities for derivatives. The standard requires all derivatives to be measured at fair value and recognized as either assets or liabilities in the statement of condition. Under certain conditions, a derivative may be specifically designated as a hedge. Accounting for the changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS Statement No. 133" ("SFAS No. 137"). In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," ("SFAS No. 138") which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities and is effective simultaneously with SFAS No. 133. Fidelity adopted the standards as of January 1, 2001. The adoption of the new standards by Fidelity as of January 1, 2001, had no material effect on earnings and financial position based on Fidelity's limited use of derivatives.

Note D - Order by the Comptroller of the Currency

On December 21, 2000, the Bank consented to the issuance of a Consent Order ("the Order") by the OCC relating to the Trust Department operations.

The Order provides, among other things, that the Bank (i) appoint a "Compliance Committee;" (ii) shall not solicit or accept any new trust accounts or new trust relationships for an indefinite period; (iii) engage a Certified Public Accounting firm to review and evaluate the Bank's Trust Department accounts and operations including its administration of self-directed individual retirement accounts ("SDIRAs"); (iv) engage the services of a law firm to review and evaluate the Bank's Trust Department accounts and operations including its administration of SDIRAs; (v) the Board of Directors shall ensure that the Bank has an appropriate Trust Department manager; (vi) review and revise its written program and policies and procedures as they relate to the Bank Secrecy Act;
(vii) develop, implement and thereafter ensure adherence to a written program for filing Suspicious Activity Reports; and (viii) take all necessary actions to ensure that the Trust Department's books, records and management information systems are maintained in a complete and accurate condition, among other things.

The Compliance Committee is comprised of three members of the Board of Directors of the Bank, none of whom is an employee of the Bank. The Compliance Committee, which meets and reports monthly to the Board of Directors and the OCC, is responsible for monitoring and coordinating compliance by the Bank with the Order. The Bank sold its business of administrating SDIRAs in December 2000.

The Bank periodically submits reports to the OCC evidencing compliance with the Order. Even though the Bank may meet the requirements of the Order, the Order continues to be in effect until such time as it is amended or terminated by the OCC. At March 31, 2001, the Bank had completed most of the items relating to legal, accounting and other professional services addressed in the Order.

Note E - Other Comprehensive Gain (Loss)

Fidelity's other comprehensive gain (loss) item is related to unrealized gains and losses on investment securities classified as available-for-sale and reclassification adjustments for gains and losses on securities sales and calls included in net income. All other comprehensive gain (loss) items are tax affected at a rate of 38%. During the first quarter of 2001, total other comprehensive gain net of taxes was $545,631. The other comprehensive loss net of taxes was $209,577 for the comparable period of 2000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis reviews important factors affecting Fidelity's financial condition at March 31, 2001, compared to December 31, 2000, and compares the results of operations for the three month periods ended March 31, 2001 and 2000. These comments should be read in conjunction with Fidelity's consolidated financial statements and accompanying notes appearing in this report.

ASSETS

Total assets were $998 million at March 31, 2001, compared to $948 million at December 31, 2000, an increase of $50 million or 5.2%. Loans increased $8 million or 1.1% to $771 million at March 31, 2001, and loans held-for-sale increased $33 million or 148.0% to $56 million. The increase in total loans was primarily a result of the growth in commercial loans of $1 million or 1.1% to $94 million, the growth in construction loans of $4 million or 4.5% to $103 million, the growth in consumer loans of $25 million or 7.9% to $333 million and a $15 million increase in mortgage loans to $209 million, offset in part by a decline of $4 million in credit card loans to $88 million.

The following schedule summarizes Fidelity's total loans at March 31, 2001, and December 31, 2000 (dollars in thousands):

                                                     March 31,     December 31,
                                                       2001            2000
                                                     ---------     ------------

TOTAL LOANS:
Credit cards                                         $ 88,282        $ 92,323
Real estate - mortgage                                197,283         190,865
Real estate - construction                            102,911          98,520
Commercial, financial and agricultural                 93,720          92,673
Consumer installment                                  288,932         288,626
                                                     --------        --------
Loans                                                 771,128         763,007
Loans held-for-sale:
    Mortgage loans                                     12,022           3,090
    Indirect auto loans                                44,000          19,500
                                                     --------        --------
    Total loans held-for-sale                          56,022          22,590
                                                     --------        --------
Total loans                                          $827,150        $785,597
                                                     ========        ========

ASSET QUALITY

The following schedule summarizes Fidelity's asset quality position at March 31, 2001, and December 31, 2000 (dollars in thousands):

                                                                    March 31,     December 31,
                                                                      2001            2000
                                                                    ---------     ------------

Nonperforming assets:
    Nonaccrual loans                                                $  6,484        $  6,376
    Repossessions                                                        502             615
    Other real estate owned                                            1,549           2,035
                                                                    --------        --------
    Total nonperforming assets                                      $  8,535        $  9,026
                                                                    ========        ========

Loans 90 days past due and still accruing                           $  2,569        $  3,016
                                                                    ========        ========

Allowance for loan losses                                           $ 10,572        $ 10,504
                                                                    ========        ========

Ratio of past due loans to loans                                         .31%            .38%
                                                                    ========        ========

Ratio of nonperforming assets to loans and other real
    estate owned
                                                                        1.03%           1.15%
                                                                    ========        ========

Allowance to period-end loans                                           1.37%           1.38%
                                                                    ========        ========

Allowance to nonperforming loans and repossessions
    (coverage ratio)                                                    1.51x           1.50x
                                                                    ========        ========

Management is not aware of any potential problem loans other than those disclosed in the table above, which includes all loans recommended for classification by regulators, which would have a material adverse impact on asset quality.

DEPOSITS

Total deposits at March 31, 2001, were $827 million compared to $801 million at December 31, 2000, a 3.3% increase. During this period, total liabilities increased $49 million or 5.6% to $940 million. The increase in deposits occurred in savings, which increased $14 million or 21.3%, offset in part by a decrease in noninterest-bearing demand deposits of $8 million to $109 million and a decrease in interest-bearing demand and money market accounts of $2 million to $126 million. Time deposits $100,000 and over and other time deposits at March 31, 2001, were $515 million compared to $491 million at December 31, 2000, an increase of $24 million or 4.5%.

OTHER BORROWINGS

Federal Home Loan Bank short-term borrowings totaled $20 million at March 31, 2001 and December 31, 2000. Other short-term borrowings consist of overnight and term reverse repurchase agreements and borrowings under both secured and unsecured short-term lines of credit available with other financial institutions. Other short-term borrowings increased $346,500 or 2.8% to $13 million at March 31, 2001, compared to other short-term borrowings at December 31, 2000.

Other long-term debt consists of long-term borrowings from the Federal Home Loan Bank ("FHLB") and junior subordinated capital notes and totaled $44 million and $29 million at March 31, 2001, and December 31, 2000, respectively. The $15 million increase was the result of a borrowing from the FHLB in February 2001 with a two year term to maturity.

TRUST PREFERRED SECURITIES

Trust preferred securities, included in regulatory Tier 1 capital to the extent allowable, totaled $20.5 million at March 31, 2001 and December 31, 2000 and consist of two offerings issued during 2000.

LIQUIDITY

Market and public confidence in the financial strength of Fidelity and financial institutions in general will largely determine Fidelity's access to appropriate levels of liquidity. This confidence is significantly dependent on Fidelity's ability to maintain sound asset credit quality and the ability to maintain appropriate levels of capital resources.

Liquidity is defined as the ability of Fidelity to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis. Management measures Fidelity's liquidity position by giving consideration to both on-balance sheet and off-balance sheet sources of and demands for funds on a daily and weekly basis.

Sources of liquidity include cash and cash equivalents, net of Federal requirements to maintain reserves against deposit liabilities; investment securities eligible for sale or pledging to secure borrowings from dealers and customers pursuant to securities sold under agreements to repurchase ("repurchase agreements"); loan repayments; loan sales; deposits and certain interest-sensitive deposits; a collateralized contingent line of credit at the Federal Reserve Bank Discount Window; a collateralized line of credit from the Federal Home Loan Bank of Atlanta; a secured line of credit from a correspondent bank; and borrowings under unsecured overnight Federal funds lines available from correspondent banks. During the first three months of 2001, the Bank sold $23 million in newly originated and held-for-sale indirect automobile loans compared to the sale of $60 million in the first three months of 2000. In addition to interest rate-sensitive deposits, the Bank's principal demand for liquidity is anticipated fundings under credit commitments to customers.

Management seeks to maintain a stable net liquidity position while optimizing operating results, as reflected in net interest income, the net yield on earning assets and the cost of interest-bearing liabilities in particular. Key management meets regularly to review Fidelity's current and projected net liquidity position and to review actions taken by management to achieve this liquidity objective.

Fidelity has unused sources of liquidity in the form of unused Federal funds lines totaling $41 million, unpledged securities and money market assets of $12 million, a secured line of $14 million with a bank and additional FHLB and FRB lines of credit, subject to available qualifying collateral, at March 31, 2001.

SHAREHOLDERS' EQUITY

Shareholders' equity was $58 million at March 31, 2001, and December 31, 2000. Shareholders' equity as a percent of total assets was 5.8% at March 31, 2001, compared to 6.1% at December

31, 2000. At March 31, 2001, and December 31, 2000, the Bank exceeded all capital ratios required by the OCC to be considered well capitalized as reflected in the following schedule:

                                         OCC                       Bank Ratios
                              -------------------------     ------------------------
                               Adequately       Well        March 31,   December 31,
Capital Ratios:               Capitalized   Capitalized       2001          2000
---------------               -----------   -----------     ---------   ------------

Leverage                           4.00%         5.00%         8.12%         7.87%
Risk-Based Capital
    Tier I                         4.00          6.00          9.25          9.21
    Total                          8.00         10.00         11.51         11.69

At March 31, 2001, and December 31, 2000, Fidelity exceeded all capital ratios required by the FRB to be considered well capitalized, as reflected in the schedule below:

                                         FRB                    Fidelity Ratios
                              -------------------------     ------------------------
                               Adequately       Well        March 31,   December 31,
Capital Ratios:               Capitalized   Capitalized       2001          2000
---------------               -----------   -----------     ---------   ------------

Leverage                           3.00%         5.00%         5.95%         6.09%
Risk-Based Capital
    Tier I                         4.00          6.00          9.03          9.50
    Total                          8.00         10.00         11.84         12.73

For additional information, see page 4, Note B and page 5, Note D of the Notes to Consolidated Financial Statements.

MARKET RISK

Fidelity's primary risk exposures are interest rate risk and credit risk and, to a lesser extent, liquidity risk. Fidelity has little or no risk related to trading accounts, commodities or foreign exchange.

Interest rate risk, which encompasses price risk, is the exposure of a banking organization's financial condition and earnings ability to adverse movements in interest rates. Fidelity has analyzed the assumed market value risk and earnings risk inherent in its interest rate sensitive instruments related to interest-rate swings of 200 basis points, both above and below current levels (rate shock analysis). Earnings and fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. However, Fidelity believes that this analysis provides the most meaningful measures of interest rate risk position and trends. The latest analysis reflected the asset sensitivity of Fidelity over a six month time horizon and its liability sensitivity over a seven to twelve month time horizon. The analysis indicated that the effects of either an immediate and sustained increase or decrease in market rates of interest of 200 basis points would not be material to Fidelity's net present value or operating results over a one year period.

The static gap analysis is a useful tool to measure interest rate sensitivity at a point in time and is utilized in developing the more critical rate shock analysis in assessing interest rate risk. The interest rate sensitivity structure within Fidelity's Balance Sheet at March 31, 2001, reflects a net interest sensitivity liability gap of 9.2% when projecting forward one year. In the near term, defined as 90 days, Fidelity has a net interest sensitivity asset gap of 18.3%. When projecting forward six months, Fidelity has a net interest sensitivity asset gap of 12.7%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of callable securities and certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income.

At March 31, 2001, the 31-60 day asset maturity and repricing total included $44 million of indirect automobile loans classified as held-for-sale. When these loans are sold, Fidelity will become less interest sensitive in the one year time horizon. Fidelity's policy states that the cumulative net interest sensitivity gap at the six month and one year periods should not exceed 10% and 15%, respectively. Any interest rate risk associated with the cumulative gap positions noted above was mitigated because of the net interest sensitivity asset gap in the near term and the net interest sensitivity liability gap at one year.

EARNINGS

Net loss for the quarter ended March 31, 2001, was $17,000 compared to net income of $1.5 million for the comparable quarter of 2000. Basic and diluted earnings were $.00 per share for the first quarter of 2001 compared to $.17 per share for the same period in 2000.

NET INTEREST INCOME

Net interest income for the first quarter of 2001 was $8.3 million compared to $9.2 million for the same period in 2000. The average balance of interest earning assets increased $94 million or 10.3% to $907 million for the three months ended March 31, 2001, when compared to the same period in 2000. The yield on interest earning assets for the first quarter of 2001 was 9.11% and was comparable to the yield for the same period in 2000. The yield on average loans outstanding for the period declined 2 basis points to 9.44% when compared to the same period in 2000 as a result of lower average balances outstanding in high yielding credit cards. Mitigating the slightly lower yields on average loans outstanding was the increase in the yield on investment securities of 20 basis points.

The average balance of interest bearing liabilities increased $87 million or 12.3% during the first quarter of 2001 to $797 million and the rate on this average balance increased 96 basis points to 6.17% when compared to the same period in 2000.

PROVISION FOR LOAN LOSSES

The allowance for loan losses is established through provisions charged to operations. Such provisions are based on management's evaluation of the loan portfolio under current economic conditions, past loan and loss experience, adequacy of underlying collateral, and such other factors which, in management's judgment, deserve recognition in estimating loan losses. An analysis is separately performed for each major loan category. Loans are charged off when, in the opinion of management, such loans are deemed to be uncollectible. Subsequent recoveries are added to the allowance.

Management believes the allowance for loan losses is adequate to provide for inherent loan losses. The provision for loan losses for the first three months of 2001 was $1.8 million compared to $1.5 million for the same period in 2000. The increase in the provision for the first three months of 2001 is primarily due to the softening of the economy and an increase in net charge-offs of $81,000 or 4.9% when compared to the same period in 2000. However, the ratio of net charge-offs to average loans on an annualized basis for the three months ended March 31, 2001, declined to .85% compared to .97% for the same period in 2000.

The following schedule summarizes changes in the allowance for loan losses for the periods indicated (in thousands):

                                                                       Three Months Ended
                                                                           March 31,               Year Ended
                                                                    ------------------------      December 31,
                                                                      2001            2000            2000
                                                                    --------        --------      ------------

Balance at beginning of period                                      $ 10,504        $ 10,254        $ 10,254
Charge-offs:
     Commercial, financial and agricultural                               --              44             390
     Real estate-construction                                             --              --              --
     Real estate-mortgage                                                 --              --              --
     Consumer installment                                                629             486           2,504
     Credit cards                                                      1,533           1,565           5,979
                                                                    --------        --------        --------
     Total charge-offs                                                 2,162           2,095           8,873
                                                                    --------        --------        --------

Recoveries:
     Commercial, financial and agricultural                               20               1              20
     Real estate-construction                                             --              --              --
     Real estate-mortgage                                                 --              --              --
     Consumer installment                                                138              87             390
     Credit cards                                                        273             356           1,578
                                                                    --------        --------        --------
     Total recoveries                                                    431             444           1,988
                                                                    --------        --------        --------

Net charge-offs                                                        1,731           1,651           6,885
Provision for loan losses                                              1,800           1,500           7,135
                                                                    --------        --------        --------
Balance at end of period                                            $ 10,573        $ 10,103        $ 10,504
                                                                    ========        ========        ========
Ratio of net charge-offs to average loans                                .91%            .97%            .95%
Allowance  for loan losses as a  percentage  of loans
     at end of period                                                   1.37            1.43            1.38

NONINTEREST INCOME

Noninterest income was $5.0 and $4.8 million for the first quarter of 2001 and 2000, respectively, an increase of 2.7%. Increases in all other categories of noninterest income more than offset declines in mortgage banking, brokerage revenues and trust activities. The decline in trust fee income was primarily attributable to Fidelity's exiting certain lines of trust business and the overall impact of operating the trust business under a consent order.

Service charges on deposit accounts increased $79,000 or 11.0% to $804,000 during the first three months of 2001 compared to the same period last year, due primarily to deposit growth. Credit card fees increased $199,000 or 20.4% to $1.2 million during the three month period ended March 31, 2001, compared to the same period last year, due primarily to increases in merchant processing fees.

Income from brokerage activities declined $181,000 to $534,000 for the three month period ended March 31, 2001, when compared to the same period in 2000, primarily as a result of a decline in retail volume.

Income from indirect lending activities increased $144,000 to $1.3 million in the first quarter of 2001 compared to the first quarter of 2000, because of increased gains on sales of loans and increased servicing fees and ancillary income from loans serviced for others.

Income from trust activities declined $314,000 to $74,000 in the first quarter of 2001 compared to the same period in 2000, primarily due to the exiting of certain lines of trust business and the overall impact of operating the trust business under a consent order.

Other noninterest income increased $165,000 to $687,000 in the first quarter of 2001 compared to the first quarter of 2000, primarily because of the increased income from lease income from and gains on sales of other real estate. Additional increases in the first quarter of 2001 compared to the first quarter of 2000 were realized from increased fees and increased volume in various banking activities.

NONINTEREST EXPENSE

Noninterest expense was $11.6 million and $10.3 million for the three month periods ended March 31, 2001, and March 31, 2000, respectively. During the first quarter of 2001, Fidelity incurred approximately $1.3 million in expenses for consulting and other professional services related to the trust lines of business to comply with the provisions of a consent order and develop and implement improved procedures, practices and processes. Except for these expenses, the total of noninterest expense for the two periods was approximately equal.

Salaries and employee benefits expenses decreased 1.8% or $94,000 to $5.0 million in the first quarter of 2001 compared to the first quarter of 2000. The decrease was attributable to a decline in full time equivalent employees to 426 at March 31, 2001, from 438 at March 31, 2000, offset in part by merit and promotional increases.

Furniture and equipment expenses increased $135,000 to $830,000 in the first quarter of 2001 compared to the same period in 2000, primarily because of increases in depreciation on new hardware and software purchased and installed in the second half of 2000 and early 2001, maintenance contracts related to that hardware and software and the accelerated charge-off of the undepreciated balance of item processing hardware and software replaced by the installation of an imaging system during the first quarter of 2001.

Occupancy expenses increased $92,000 to $926,000 in the first quarter of 2001 compared to the same period in 2000, primarily as a result of higher lease expenses, increases in repairs and maintenance expenses and increases in energy related expenses.

Credit card processing expenses increased $43,000 to $896,000 in the first quarter of 2001 compared to the first quarter of 2000, primarily because of increased fees and increased volume, particularly in merchant processing and interchange expenses.

Professional and other services expenses increased $1.4 million to $1.9 million in the first quarter of 2001 compared to the first quarter of 2000, primarily because of $1.3 million in expenses for trust related consulting and other professional services to comply with the provisions of a consent order and develop and implement procedures, practices and processes in the first quarter of 2001. It is anticipated that additional costs of approximately $400,000 will be incurred in the second quarter of 2001 as management continues to identify and implement enhancements to trust related procedures, practices and processes.

Other noninterest expenses declined $159,000 in the first quarter of 2001 to $1.4 million compared to the first quarter of 2000, primarily because of the completion of the planned amortization related to a 1996 indirect automobile loan securitization which expired in December 2000, as well as reductions in various other miscellaneous operating expense categories.

PROVISION FOR INCOME TAXES

The benefit for income taxes for the first quarter of 2001 was $114,000 compared to a provision of $797,000 for the same period in 2000. These changes were due to changes in taxable (loss) income.

FORWARD-LOOKING STATEMENTS

This discussion and analysis contains certain forward-looking statements including statements relating to present or future trends or factors generally affecting the banking industry and specifically affecting Fidelity's operations, markets and products. Without limiting the foregoing, the words "believes," "anticipates," "intends," "expects" or similar expressions are intended to identify forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Actual results could differ materially from those projected for many reasons, including, without limitation, changing events and trends that have influenced Fidelity's assumptions but that are beyond Fidelity's control. These trends and events include (i) changes in the interest rate environment which may reduce margins, (ii) non-achievement of expected growth, (iii) less favorable than anticipated changes in the national and local business environment and securities markets, (iv) adverse changes in the regulatory requirements affecting Fidelity, (v) greater competitive pressures among financial institutions in Fidelity's market, and (vi) greater loan losses than historic levels. Additional information and other factors that could affect future financial results are included in Fidelity's filings with the Securities and Exchange Commission, including the Annual Report and Form 10-K for 2000.

PART II - OTHER INFORMATION

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Current Report on Form 8-K - On January 4, 2001, Fidelity filed a Report on Form 8-K, Date of Report December 29, 2000, reporting under Item 5, Other Events, the consent order entered into with the Office of the Comptroller of the Currency dated December 21, 2000.

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

                                             FIDELITY NATIONAL CORPORATION
                                             -----------------------------
                                                     (Registrant)

Date: May 14, 2001                           BY: /s/ James B. Miller, Jr.
                                                 -------------------------------
                                                 James B. Miller, Jr.
                                                 Chief Executive Officer


Date: May 14, 2001                           BY: /s/ M. Howard Griffith , Jr.
                                                 -------------------------------
                                                 M. Howard Griffith, Jr.
                                                 Chief Financial Officer