Form 10-Q
period 2001-06-30
FIDELITY NATIONAL CORP /GA/
filed 2001-08-13
CIK 822662

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                   June 30, 2001
                                 -----------------------------------------------


Commission File Number:      0-22374
                         -------------------------------------------------------

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                          Shares Outstanding at July  31, 2001
   --------------------------               ------------------------------------
   Common Stock, no par value                             8,781,628

                          FIDELITY NATIONAL CORPORATION

                                      INDEX

                                                                                   Page Number
                                                                                   -----------
Part I.             Financial Information

          Item l.   Consolidated Financial Statements

                    Consolidated Balance Sheets June 30, 2001 (unaudited)
                    and December 31, 2000                                                 1

                    Consolidated Statements of Income (unaudited) Three
                    Months Ended June 30, 2001 and 2000, and Six Months
                    Ended June 30, 2001 and 2000                                          2

                    Consolidated Statements of Cash Flows (unaudited) Six
                    Months Ended June 30, 2001 and 2000                                   3

                    Notes to Consolidated Financial Statements (unaudited)              4-6

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                6-14

          Item 3.   Quantitative and Qualitative Disclosures about Market
                    Risk (included in Part I Item 2)                                   9-10

Part II.            Other Information                                                    14

          Item 6.   Exhibits and Reports on Form 8-K                                     14

Signature Page                                                                           14

                         PART I - FINANCIAL INFORMATION
                   ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                            (Unaudited)
                                                                              June 30,          December 31,
                                                                                2001                2000
                                                                           -------------       -------------
ASSETS
   Cash and due from banks                                                 $  26,799,908       $  28,518,760
   Interest-bearing deposits with banks                                          487,016           1,372,815
   Federal funds sold                                                         42,513,437          13,125,196
   Investment securities available-for-sale                                   78,280,837          52,072,109
   Investment securities held-to-maturity  (approximate fair value of
       $23,446,327 and $33,631,788 at June 30, 2001, and December 31,
       2000, respectively)                                                    23,454,048          33,974,415
   Loans held-for-sale                                                        27,467,071          22,589,939
   Loans                                                                     759,219,306         763,006,975
   Allowance for loan losses                                                 (10,507,959)        (10,503,527)
                                                                           -------------       -------------
   Loans, net                                                                748,711,347         752,503,448
   Premises and equipment, net                                                17,529,253          18,547,668
   Other real estate                                                           1,380,990           2,035,345
   Accrued interest receivable                                                 6,429,814           7,389,464
   Other assets                                                               17,743,233          16,001,491
                                                                           -------------       -------------
                 Total assets                                              $ 990,796,954       $ 948,130,650
                                                                           =============       =============

LIABILITIES
   Deposits
       Noninterest-bearing demand deposits                                 $ 107,255,724       $ 116,727,168
       Interest-bearing deposits:
            Demand and money market                                          137,407,415         128,776,867
            Savings                                                           92,387,009          63,637,807
            Time deposits, $100,000 and over                                 152,900,230         153,464,274
            Other time deposits                                              341,158,585         337,934,539
                                                                           -------------       -------------
                 Total deposits                                              831,108,963         800,540,655
   Federal Home Loan Bank short-term borrowings                               10,000,000          20,000,000
   Other short-term borrowings                                                11,019,592          12,218,661
   Trust preferred securities                                                 20,500,000          20,500,000
   Other long-term debt                                                       44,000,000          29,000,000
   Accrued interest payable                                                    5,501,761           5,998,013
   Other liabilities                                                          10,396,825           1,916,306
                                                                           -------------       -------------
                 Total liabilities                                           932,527,141         890,173,635

SHAREHOLDERS' EQUITY
Common stock, no par value. Authorized 50,000,000; issued 8,792,720;
      outstanding 8,781,628 in 2001 and 2000                                  39,816,731          39,816,731
Treasury stock                                                                   (69,325)            (69,325)
Accumulated other comprehensive gain (loss), net of taxes                        414,743            (163,800)
Retained earnings                                                             18,107,664          18,373,409
                                                                           -------------       -------------
                  Total shareholders' equity                                  58,269,813          57,957,015
                                                                           -------------       -------------
                  Total liabilities and shareholders' equity               $ 990,796,954       $ 948,130,650
                                                                           =============       =============

See accompanying notes to consolidated financial statements.

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        Six Months Ended June 30,        Three Months Ended June 30,
                                                      ----------------------------      -----------------------------
                                                          2001             2000             2001             2000
                                                      -----------      -----------      -----------      -----------
INTEREST INCOME
     Loans, including fees                            $37,472,112      $35,250,827      $18,559,012      $18,150,084
     Investment securities                              2,697,236        2,480,588        1,360,789        1,230,028
     Federal funds sold                                   594,780          171,706          447,418           90,740
     Deposits with other banks                             16,803           27,924           10,220           13,711
                                                      -----------      -----------      -----------      -----------
       Total interest income                           40,780,931       37,931,045       20,377,439       19,484,563

INTEREST EXPENSE
     Deposits                                          20,822,055       16,306,805       10,459,137        8,488,979
     Short-term borrowings                                887,714        1,637,138          349,482          813,208
     Trust preferred securities                         1,134,819          317,023          567,409          288,202
     Other long-term debt                               1,375,293        1,064,588          728,571          525,695
                                                      -----------      -----------      -----------      -----------
       Total interest expense                          24,219,881       19,325,554       12,104,599       10,116,084
                                                      -----------      -----------      -----------      -----------

NET INTEREST INCOME                                    16,561,050       18,605,491        8,272,840        9,368,479
     Provision for loan losses                          3,600,000        3,000,000        1,800,000        1,500,000
                                                      -----------      -----------      -----------      -----------
NET INTEREST INCOME AFTER PROVISION FOR
     LOAN LOSSES                                       12,961,050       15,605,491        6,472,840        7,868,479

NONINTEREST INCOME
     Service charges on deposit accounts                1,621,094        1,513,744          817,342          789,292
     Credit card fees                                   2,561,793        2,100,347        1,389,048        1,126,152
     Mortgage banking activities                        1,362,049          822,674          991,392          427,492
     Brokerage activities                                 839,701        1,204,014          306,047          489,778
     Indirect lending activities                        2,304,680        2,091,001        1,040,930          971,590
     Trust activities                                     269,981          730,198          195,749          341,967
     Securities gains, net                                 61,922               --               --               --
     Other operating income                             1,381,906          997,335          695,128          475,444
                                                      -----------      -----------      -----------      -----------
       Total noninterest income                        10,403,126        9,459,313        5,435,636        4,621,715

NONINTEREST EXPENSE
     Salaries and employee benefits                    10,041,952        9,867,480        5,000,703        4,732,488
     Furniture and equipment                            1,712,028        1,397,802          882,206          702,662
     Net occupancy                                      1,877,130        1,723,850          951,046          889,292
     Credit card processing and transaction fees        1,864,488        1,683,389          968,110          830,371
     Communication expenses                             1,046,862        1,220,963          481,121          615,265
     Professional and other services                    3,115,857        1,290,838        1,227,941          762,827
     Regulatory assessment                                172,911          270,333           85,903          134,469
     Other                                              2,756,636        2,896,760        1,403,439        1,384,834
                                                      -----------      -----------      -----------      -----------
       Total noninterest expense                       22,587,864       20,351,415       11,000,469       10,052,208
                                                      -----------      -----------      -----------      -----------
       Income before income taxes                         776,312        4,713,389          908,007        2,437,986
       Income tax expense                                 163,891        1,655,768          278,367          858,636
                                                      -----------      -----------      -----------      -----------

NET INCOME                                            $   612,421      $ 3,057,621      $   629,640      $ 1,579,350
                                                      ===========      ===========      ===========      ===========
BASIC AND DILUTED EARNINGS PER SHARE                  $      0.07      $      0.35      $      0.07      $      0.18
                                                      ===========      ===========      ===========      ===========
DIVIDENDS DECLARED PER SHARE                          $      0.10      $      0.10      $      0.05      $      0.05
                                                      ===========      ===========      ===========      ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              8,781,628        8,781,599        8,781,628        8,781,628
                                                      ===========      ===========      ===========      ===========

See accompanying notes to consolidated financial statements.

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Six Months Ended June 30,
                                                                               ---------------------------------
                                                                                    2001               2000
                                                                               -------------       -------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
    Net income                                                                 $     612,421       $   3,057,621
    Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses                                                   3,600,000           3,000,000
       Depreciation and amortization of premises and equipment                     1,409,309           1,245,663
       Securities gains (net)                                                        (61,922)                 --
       Gain on loan sales                                                         (1,071,439)           (516,214)
       Proceeds from sale of other real estate                                       764,782                  --
       Gain on sale of other real estate                                             (45,372)                 --
       Net (increase) decrease in loans held-for-sale                             (4,877,132)         32,092,256
       Net decrease (increase) in accrued interest receivable                        959,650            (662,469)
       Net (decrease) increase in accrued interest payable                          (496,252)            466,052
       Net (increase) decrease in other assets                                    (1,741,741)            153,558
       Net increase (decrease) in other liabilities                                8,480,519          (2,525,048)
       Other                                                                        (292,668)             66,811
                                                                               -------------       -------------
          Net cash flows provided by operating activities                          7,240,155          36,378,230

CASH FLOWS USED IN INVESTING ACTIVITIES
    Purchases of investment securities held-to-maturity                             (800,000)           (189,100)
    Maturities of investment securities held-to-maturity                           1,320,366             868,679
    Calls of investment securities held-to-maturity                               10,000,000                  --
    Purchases of investment securities available-for-sale                        (33,979,312)                 --
    Sales and calls of investment securities available-for-sale                    4,914,167                  --
    Maturities of investment securities available-for-sale                         3,789,550           1,933,192
    Net increase in loans                                                        (83,528,036)       (197,651,723)
    Purchases of premises and equipment                                             (390,894)         (1,338,157)
    Proceeds from sale of loans                                                   84,726,521         107,974,491
                                                                               -------------       -------------
          Net cash flows used in investing activities                            (13,947,638)        (88,402,618)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
    Net increase in demand deposits, money market accounts, and savings
            accounts                                                              27,908,306          10,175,194
    Net increase in time deposits                                                  2,660,002          52,687,453
    Net decrease in short-term borrowings                                        (11,199,069)        (23,076,164)
    Net increase (decrease) in long-term borrowings                               15,000,000            (600,000)
    Issuance of trust preferred securities                                                --          10,500,000
    Dividends paid                                                                  (878,166)           (878,242)
    Proceeds from the issuance of common stock                                            --              26,777
                                                                               -------------       -------------
          Net cash flows provided by financing activities                         33,491,073          48,835,018
                                                                               -------------       -------------
          Net increase (decrease) in cash and cash equivalents                    26,783,590          (3,189,370)

Cash and cash equivalents, beginning of period                                    43,016,771          50,206,555
                                                                               -------------       -------------
Cash and cash equivalents, end of period                                       $  69,800,361       $  47,017,185
                                                                               =============       =============
Supplemental disclosures of cash flow information:
          Cash paid during the period for:
                Interest                                                       $  24,716,131       $  18,859,502
                                                                               =============       =============
                Income taxes                                                   $          --       $   2,275,000
                                                                               =============       =============


See accompanying notes to consolidated financial statements.

                          FIDELITY NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2001


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Fidelity National Corporation and subsidiaries ("Fidelity") have been prepared in accordance with accounting principles generally accepted in the United States followed within the financial services industry for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. All such adjustments are normal recurring accruals. Operating results for the three month and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These statements and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements and notes thereto included in Fidelity's Annual Report on Form 10-K for the year ended December 31, 2000.

Note B - Shareholders' Equity

Fidelity National Bank (the "Bank") is a national banking association subject to Federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System (the "FRB") and to banks whose deposits are insured by the Federal Deposit Insurance Corporation. The Bank is a wholly-owned subsidiary of Fidelity National Corporation.

Fidelity and the Bank are principally regulated by the FRB and the Office of the Comptroller of the Currency (the "OCC"), respectively. At periodic intervals, the OCC examines and evaluates the financial condition, operations, and policies and procedures of nationally chartered banks, such as the Bank, as part of its legally prescribed oversight responsibilities.

The Board of Governors of the FRB is the principal regulator of Fidelity National Corporation, a bank holding company. The FRB and the OCC have established capital requirements as a function of their oversight of bank holding companies and nationally chartered banks. Each bank holding company and each bank must maintain the minimum capital ratios set forth in "Liquidity and Sources of Capital". At June 30, 2001, and December 31, 2000, Fidelity National Corporation and the Bank exceeded the minimum capital requirements.

During the six month period ended June 30, 2001, Fidelity declared and paid dividends on its common stock of $.10 per share totaling approximately $878,000.

Note C - Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." ("SFAS No. 133"). SFAS No. 133 establishes new accounting and reporting activities for derivatives. The standard requires all derivatives to be measured at fair value and recognized as either assets or liabilities in the statement of condition. Under certain conditions, a derivative may be specifically designated as a hedge. Accounting for the changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS Statement No. 133." ("SFAS No. 137"). In June 2000, the FASB issues SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (SFAS No. 138") which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities and is effective simultaneously with SFAS No. 133. Fidelity adopted the standards as of January 1, 2001. The adoption of the new standards by Fidelity as of January 1, 2001, had no material effect on earnings and financial position based on Fidelity's limited use of derivatives.

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

The Bank periodically submits reports to the OCC evidencing compliance with the Order. Even though the Bank may meet the requirements of the Order, the Order continues to be in effect until such time as it is amended or terminated by the OCC. At June 30, 2001, the Bank had completed the majority of the provisions of the Order and continues to be in compliance with the ongoing provisions of the Order.

Note E - Other Comprehensive Gain (Loss)

Fidelity's other comprehensive gain (loss) item is related to unrealized gains and losses on investment securities classified as available-for-sale and reclassification adjustments for gains and losses on securities sales and calls included in net income. All other comprehensive gain (loss) items are tax effected at a rate of 38%. During the second quarter of 2001, total other comprehensive gain net of taxes was $32,912 and for the six month period ended June 30, 2001, total other comprehensive gain net of taxes was $578,543. The other comprehensive gain net of taxes was $100,568 and the other comprehensive loss net of taxes was $109,009 for the comparable periods of 2000.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following analysis reviews important factors affecting Fidelity's financial condition at June 30, 2001, compared to December 31, 2000, and compares the results of operations for the three and six month periods ended June 30, 2001 and 2000. These comments should be read in conjunction with Fidelity's consolidated financial statements and accompanying notes appearing in this report.

ASSETS

Total assets were $991 million at June 30, 2001, compared to $948 million at December 31, 2000, an increase of $43 million, or 4.5%. Loans decreased $4 million or 0.5% to $759 million, and loans held-for-sale increased $5 million or 21.6% to $27 million at June 30, 2001. The increase in total loans was primarily a result of the growth in construction loans of $5 million or 5.1% to $104 million and the growth in consumer loans including held-for-sale of $18 million or 5.8% to $326 million offset in part by a decline in commercial loans of $7 million or 7.8% to $85 million, a decline of $8 million or 3.9% in mortgage loans including held-for-sale to $186 million and a decline of $7 million in credit card loans to $85 million.

The following schedule summarizes Fidelity 's total loans at June 30, 2001, and December 31, 2000 (dollars in thousands):

                                             June 30,    December 31,
                                               2001          2000
                                            ---------    ------------
TOTAL LOANS:
Credit cards                                $  85,368      $  92,323
Real estate - mortgage                        173,981        190,865
Real estate - construction                    103,544         98,520
Commercial, financial and agricultural         85,463         92,673
Consumer installment                          310,863        288,626
                                            ---------      ---------
Loans                                         759,219        763,007
Loans held-for-sale:
    Mortgage loans                             12,467          3,090
    Indirect auto loans                        15,000         19,500
                                            ---------      ---------
    Total loans held-for-sale                  27,467         22,590
                                            ---------      ---------
Total loans                                 $ 786,686      $ 785,597
                                            =========      =========

ASSET QUALITY

The following schedule summarizes Fidelity's asset quality position at June 30, 2001, and December 31, 2000 (dollars in thousands):

                                                             June 30,    December 31,
                                                               2001          2000
                                                             --------    ------------
Nonperforming assets:
    Nonaccrual loans                                         $  4,648      $  6,376
    Repossessions                                                 449           615
    Other real estate owned                                     1,381         2,035
                                                             --------      --------
       Total nonperforming assets                            $  6,478      $  9,026
                                                             ========      ========
Loans 90 days past due and still accruing                    $  2,654      $  3,016
                                                             ========      ========
Allowance for loan losses                                    $ 10,508      $ 10,504
                                                             ========      ========
Ratio of past due loans to loans                                  .35%          .40%
                                                             ========      ========
Ratio of nonperforming assets to loans and other real
  estate owned                                                    .85%         1.18%
                                                             ========      ========
Allowance to period-end loans                                    1.38%         1.38%
                                                             ========      ========
Allowance to nonperforming loans and repossessions
  (coverage ratio)                                               2.06x         1.50x
                                                             ========      ========

Management is not aware of any potential problem loans other than those disclosed in the table above, which includes all loans recommended for classification by regulators, which would have a material adverse impact on asset quality.

DEPOSITS

Total deposits at June 30, 2001, were $831 million compared to $801 million at December 31, 2000, a 3.8% increase. During this period, total liabilities increased $42 million, or 4.8%, to $932 million. The increase in deposits occurred in savings accounts, which increased $29 million or 45.2%; and interest bearing demand and money market accounts, which increased $8.6 million or 6.7%; partially offsetting the decline in noninterest bearing demand deposits, which decreased $9.5 million or 8.1%. The increase in savings deposit balances was the result of a special savings program which paid a premium rate of interest guaranteed through early July 2001. Time deposits $100,000 and over and other time deposits were $494 million at June 30, 2001, an increase of $3 million, or
 .5%. Fidelity paid off $10 million in maturing insured time deposits under master certificate agreements during the second quarter.

OTHER BORROWINGS

Federal Home Loan Bank ("FHLB") short-term borrowings totaled $10 million at June 30, 2001, a decrease of $10 million, or 50% compared to December 31, 2000. Other short-term borrowings consist of overnight and term reverse repurchase agreements and borrowings under both secured and unsecured short-term lines of credit available with other financial institutions. Other short-term borrowings declined $1 million or 9.8% to $11 million at June 30, 2001, compared to other short-term borrowings at December 31, 2000.

Other long-term debt consisted of long-term borrowings from the FHLB and junior subordinated capital notes and totaled $44 million and $29 million at June 30, 2001, and December 31, 2000, respectively. The $15 million increase was the result of a borrowing from the FHLB in February 2001 with a two year term to maturity.

OTHER LIABILITIES

Other liabilities increased $8 million to $10 million at June 30, 2001, compared to December 31, 2000, due primarily to a large number of residential mortgage loan closings the last few days of June 2001. The corresponding assets were included in loans held-for-sale.

TRUST PREFERRED SECURITIES

Trust preferred securities, included in regulatory Tier 1 capital to the extent allowable, totaled $20.5 million at June 30, 2001 and December 31, 2000, and consisted of two offerings issued during 2000.

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

Sources of liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities; investment securities eligible for sale or pledging to secure borrowings from dealers and customers pursuant to securities sold under agreements to repurchase ("repurchase agreements"); loan repayments; loan sales; deposits and certain interest-sensitive deposits; a collateralized contingent line of credit from the FHLB; a secured line of credit from a correspondent bank; and borrowings under unsecured overnight Federal funds lines available from correspondent banks. During the first six months of 2001, the Bank sold $59 million in newly originated and held-for-sale indirect automobile loans compared to the sale of $107 million in the first six months of 2000. The Bank also sold $24 million in residential mortgage loans. In addition to interest rate sensitive deposits, the Bank's principal demand for liquidity is anticipated fundings under credit commitments to customers.

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

Fidelity has unused sources of liquidity in the form of unused Federal funds lines totaling $41 million, unpledged securities and money market assets of $36 million, a secured line of $14 million with a bank and additional FHLB and FRB lines of credit, subject to available qualifying collateral, at June 30, 2001.

SHAREHOLDERS' EQUITY

Shareholders' equity was $58 million at June 30, 2001, and December 31, 2000. Shareholders' equity as a percent of total assets was 5.9% at June 30, 2001, compared to 6.1% at December 31, 2000. At June 30, 2001, and December 31, 2000, the Bank exceeded all capital ratios required by the OCC to be considered well capitalized as reflected in the following schedule:

                                                    OCC                                   Bank Ratios
                                      ------------------------------            -------------------------------
                                       Adequately            Well               June 30,           December 31,
Capital Ratios:                       Capitalized        Capitalized              2001                 2000
                                      -----------        -----------            --------           ------------
   Leverage                               4.00%              5.00 %               7.86%                7.87%
   Risk-Based Capital
       Tier I                             4.00               6.00                 9.42                 9.21
       Total                              8.00              10.00                11.70                11.69


At June 30, 2001, and December 31, 2000, Fidelity exceeded all capital ratios required by the FRB to be considered well capitalized, as reflected in the schedule below:

                                                    FRB                               Fidelity Ratios
                                      ------------------------------            -------------------------------
                                       Adequately            Well               June 30,           December 31,
Capital Ratios:                       Capitalized        Capitalized              2001                 2000
                                      -----------        -----------            --------           ------------
   Leverage                               3.00%              5.00%                 7.68 %               8.12%
   Risk-Based Capital
       Tier I                             4.00               6.00                  9.20                 9.50
       Total                              8.00              10.00                 12.03                12.73

For additional information, see page 4, Notes B and D of the Notes to Consolidated Financial Statements (unaudited).

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

The static gap analysis is a useful tool to measure interest rate sensitivity at a point in time and is utilized in developing the more critical rate shock analysis in assessing interest rate risk. The interest rate sensitivity structure within Fidelity's Balance Sheet at June 30, 2001, reflects a net interest sensitivity liability gap of 17.3% when projecting forward one year. In the near term, defined as 90 days, Fidelity has a net interest sensitivity asset gap of 16.8%. When projecting forward six months, Fidelity has a net interest sensitivity asset gap of 3.72%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of callable securities and certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income.

At June 30, 2001, the 61-90 day asset maturity and repricing total included $15 million of indirect automobile loans classified as held-for-sale. When these loans are sold, Fidelity will become less interest sensitive in the one year time horizon. Fidelity's policy states that the cumulative net interest sensitivity gap at the six month and one year period should not exceed 10% and 15%, respectively. Any interest rate risk associated with the cumulative gap positions noted above was mitigated because of the net interest sensitivity asset gap in the near term and the net interest sensitivity liability gap at one year.

EARNINGS

Net income for the quarter ended June 30, 2001, was $.6 million compared to net income of $1.6 million for the comparable quarter of 2000, a decrease of 60.1%. Basic and diluted earnings were $.07 per share for the second quarter of 2001, compared to $.18 per share for the same period in 2000.

Fidelity's net income was $.6 million for the six months ended June 30, 2001, compared to net income of $3.1 million for the six months ended June 30, 2000, an 80.0% decrease. Basic and diluted earnings were $.07 per share for the first half of 2001 compared to $.35 per share for the comparable period of 2000.

NET INTEREST INCOME

Net interest income for the second quarter of 2001 was $8.3 million compared to $9.4 million for the same period in 2000. The average balance of interest earning assets increased $99 million or 11.7% to $941 million for the three months ended June 30, 2001, when compared to the same period in 2000. The yield on interest earning assets for the second quarter of 2001 was 8.7%, or 60 basis points less than the yield for the same period in 2000. The yield on average loans outstanding for the period declined 48 basis points to 9.2% when compared to the same period in 2000 as a result of lower average balances outstanding in high yielding credit cards and the 275 basis point decline in the prime rate during the first half of 2001. Exacerbating the lower yields on average loans outstanding was the increase in the average balances on lower yielding investment securities and Federal funds sold of $43 million to $128 million.

The average balance of interest bearing liabilities increased $92 million during the second quarter of 2001 to $825 million and the rate on this average balance increased 36 basis points to 5.9% when compared to the same period in 2000.

Net interest income for the first six months of 2001 was $16.6 million compared to $18.6 million for the same period in 2000. Total interest income was $40.7 million for the first six months of 2001 compared to $37.9 million for the same period last year. The average balance of interest earning assets increased $97 million to $924 million for the six months ended June 30, 2001, and more than offset the decline in the yield on average interest earning assets of 30 basis points to 8.9% when compared to the same period in 2000. Reductions in the higher yielding credit card portfolio average balances and the 2.75% reduction in the prime rate during the first half of 2001 resulted in a decline of 25 basis points in the loan yield. The average balances outstanding in total loans increased $70 million to $813 million in the first half of 2001 compared to the same period in 2000. Contributing to the declining yield on interest earning assets was an increase in the average balance of lower yielding investment securities and other short-term investments of $27 million to $111 million in the first half of 2001 when compared to the same period last year.

Total interest expense was $24.2 million for the first six months of 2001 compared to $19.3 million for the comparable period last year. The average balance of interest bearing liabilities increased $90 million to $811 million during the six months ended June 30 2001, while the rate on these average balances increased 65 basis points to 6.0% when compared to the same period in 2000.

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

Management believes the allowance for loan losses is adequate to provide for inherent loan losses. The provision for loan losses for the first half and second quarter of 2001 was $3.6 million and $1.8 million, respectively, compared to $3.0 million and $1.5 million, respectively, for the same periods in 2000. The increase in the provision for the first half and the second quarter of 2001 is primarily due to the growth in loan balances and an increase in the amount of credit card delinquencies and net charge-offs. The ratio of net charge-offs to average loans on an annualized basis for the six months ended June 30, 2001, was
 .95% compared to .89% for the same period in 2000.

The following schedule summarizes changes in the allowance for loan losses for the periods indicated (in thousands):

                                                    Six Months Ended
                                                         June 30,             Year Ended
                                                 -----------------------     December 31,
                                                   2001           2000           2000
                                                 --------       --------     ------------
Balance at beginning of period                   $ 10,504       $ 10,254       $ 10,254
Charge-offs:
     Commercial, financing and agricultural            15             44            390
     Real estate-construction                          --             --             --
     Real estate-mortgage                              --             --             --
     Consumer installment                           1,154          1,070          2,504
     Credit cards                                   3,197          3,078          5,979
                                                 --------       --------       --------
     Total charge-offs                              4,366          4,192          8,873
                                                 --------       --------       --------
Recoveries:
     Commercial, financial and agricultural            26              1             20
     Real estate-construction                          --             --             --
     Real estate-mortgage                              --             --             --
     Consumer installment                             246            177            390
     Credit cards                                     498            904          1,578
                                                 --------       --------       --------
     Total recoveries                                 770          1,082          1,988
                                                 --------       --------       --------
Net charge-offs                                     3,596          3,110          6,885
Provision for loan losses                           3,600          3,000          7,135
                                                 --------       --------       --------
Balance at end of period                         $ 10,508       $ 10,144       $ 10,504
                                                 ========       ========       ========
Ratio of net charge-offs to average loans             .95%           .89%           .95%
Allowance for loan losses as a percentage
     of loans at end of period                       1.38           1.37           1.38


NONINTEREST INCOME

Noninterest income was $5.4 million and $4.6 million for the second quarter of 2001 and 2000, respectively, an increase of 17.6%. For the six months ended June 30, 2001, noninterest income was $10.4 million compared to $9.4 million for the same period in 2000, an increase of 10.0%. A significant portion of the increase was due to the increase in credit card fees related to the merchant transaction processing line of business. Also, a substantial portion of the increase was attributable to the increase in noninterest income related to mortgage banking activities as a result of the sale of residential mortgage loans in the second quarter of 2001, as well as a significant increase in residential mortgage loan origination and sales volume. These increases were offset in part by declines in revenues from brokerage and trust activities.

Credit card fees increased $263,000 and $461,000 to $1,389,000 and $2,562,000 during the three month and six month periods ended June 30, 2001, respectively, compared to the same periods last year, due primarily to the increases in the merchant transaction processing line of business.

Income from mortgage banking activities increased $564,000 and $539,000 to $991,000 and $1,362,000 for the second quarter and first half of 2001, respectively, when compared to the same periods in 2000. These increases were primarily a result of the sale of approximately $24 million in residential mortgage loans during the second quarter of 2001, generating a gross gain of $368,000, and significantly increased mortgage origination and sales volume in the second quarter and first half of 2001 compared to the same periods in 2000.

Income from brokerage activities declined $184,000 and $364,000 to $306,000 and $840,000 for the three month and six month periods ending June 30, 2001, respectively, when compared to the same periods in 2000, as a result of a decline in retail volume during the second quarter and first half of 2001 due to a reduction in the number of brokers and a poorly performing stock market exacerbated by a softening economy.

Income from trust activities declined $146,000 and $460,000 to $196,000 and $270,000 for the three month and six month periods ending June 30, 2001, respectively, when compared to the same periods in 2000, as a result of declines in current fees, in part as a result of selling the self-directed individual retirement account portfolio.

Other income increased $220,000 and $385,000 to $695,000 and $1,382,000 in the
second quarter and the first half of 2001, respectively, when compared to the same periods in 2000, primarily due to lease payments received on and gains on sales of other real estate owned, increases in gains on sales of participating interests in Small Business Administration loans and growth in fee-based activities such as automated teller machine transactions.

NONINTEREST EXPENSE

Noninterest expense increased $948,000 and $2,236,000 to $11,000,000 and $22,588,000 for the three month and six month periods ended June 30, 2001, respectively, compared to the same periods in 2000, representing increases of 9.4% and 11.0%, respectively. The increases were primarily because of the consulting and other professional services related to effectively addressing the issues covered by the OCC Consent Order regarding trust activities, as well as increases in the amortization of capitalized computer hardware and software costs and maintenance fees relating to the implementation of an imaging system and internet banking capability.

Furniture and equipment expenses increased $180,000 and $314,000 to $882,000 and $1,712,000 in the second quarter and first half of 2001, respectively, when compared to the same periods last year as a result of the amortization of capitalized hardware and software costs and increased maintenance fees related to the implementation of an imaging system and an internet banking system, as well as the accelerated depreciation of certain item processing equipment made obsolete by the new imaging system.

Professional and other services increased $465,000 and $1,825,000 to $1,228,000 and $3,116,000 in the three month and six month periods ending June 30, 2001, compared to the same periods in 2000, due primarily to the cost of consulting and other professional services related to trust activities, which totaled $493,000 and $1,773,000 in the second quarter and first half of 2001, respectively. These costs were incurred in effectively addressing the issues covered by the OCC Consent Order dated December 21, 2000.

PROVISION FOR INCOME TAXES

The provision for income taxes for the second quarter and the first half of 2001 was $278,000 and $164,000, respectively, compared to $859,000 and $1,656,000 for the same periods in 2000. These changes were due to changes in taxable income.

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


Current Report on Form 8-K - None.
 .
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            FIDELITY NATIONAL CORPORATION
                                            ------------------------------------
                                                 (Registrant)

Date:  August 10, 2001                      BY:  /s/ James B. Miller, Jr.
                                                 -------------------------------
                                                 James B. Miller, Jr.
                                                 Chief Executive Officer


Date:  August 10, 2001                      BY:  /s/ M. Howard Griffith, Jr.
                                                 -------------------------------
                                                 M. Howard Griffith, Jr.
                                                 Chief Financial Officer