Form 10-Q
period 2001-09-30
FIDELITY NATIONAL CORP /GA/
filed 2001-11-14
CIK 822662

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                    September 30, 2001
                                 -----------------------------------------------


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                             Shares Outstanding at October 31, 2001
---------------------------              ---------------------------------------
Common Stock, no par value                              8,781,628

                          FIDELITY NATIONAL CORPORATION

                                      INDEX


                                                                                                       Page Number
                                                                                                     --------------

Part I.                    Financial Information

             Item l.       Consolidated Financial Statements

                           Consolidated Balance Sheets September 30, 2001 (unaudited) and
                           December 31, 2000                                                                  1

                           Consolidated Statements of Income (unaudited) Three Months Ended
                           September 30, 2001 and 2000, and Nine Months Ended September 30,
                           2001 and 2000                                                                      2

                           Consolidated Statements of Cash Flows (unaudited) Nine Months
                           Ended September 30, 2001 and 2000                                                  3

                           Notes to Consolidated Financial Statements (unaudited)                           4-6

             Item 2.       Management's Discussion and Analysis of Financial Condition and
                           Results of Operations                                                           7-16

             Item 3.       Quantitative and Qualitative Disclosures about Market Risk
                           (included in Part I Item 2)                                                    10-11

Part II.                   Other Information                                                                 16

             Item 6.       Exhibits and Reports on Form 8-K                                                  16

Signature Page                                                                                               16

                         PART I - FINANCIAL INFORMATION
                   ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                           (Unaudited)
                                                                                          September 30,           December 31,
                                                                                               2001                   2000
                                                                                        -----------------       ----------------
ASSETS
   Cash and due from banks                                                                 $ 27,977,679           $ 28,518,760
   Interest-bearing deposits with banks                                                         360,945              1,372,815
   Federal funds sold                                                                        26,036,387             13,125,196
   Investment securities available-for-sale                                                  72,965,371             52,072,109
   Investment securities held-to-maturity  (approximate fair value of $12,759,420
       and $33,631,788 at September 30, 2001, and December 31, 2000, respectively)           12,643,778             33,974,415
   Loans held-for-sale                                                                       57,357,513             22,589,939
   Loans                                                                                    738,680,356            763,006,975
   Allowance for loan losses                                                                (10,603,151)           (10,503,527)
                                                                                        -----------------       ----------------
   Loans, net                                                                               728,077,205            752,503,448
   Premises and equipment, net                                                               16,971,629             18,547,668
   Other real estate                                                                          3,213,490              2,035,345
   Accrued interest receivable                                                                6,015,315              7,389,464
   Other assets                                                                              17,897,052             16,001,491
                                                                                        -----------------       ----------------
                 Total assets                                                              $969,516,364           $948,130,650
                                                                                        =================       ================

LIABILITIES
   Deposits
       Noninterest-bearing demand deposits                                                 $ 98,082,780           $116,727,168
       Interest-bearing deposits:
            Demand and money market                                                         124,069,705            128,776,867
            Savings                                                                          86,410,479             63,637,807
            Time deposits, $100,000 and over                                                162,571,380            153,464,274
            Other time deposits                                                             334,448,557            337,934,539
                                                                                        -----------------       ----------------
                 Total deposits                                                             805,582,901            800,540,655
   Federal Home Loan Bank short-term borrowings                                              10,000,000             20,000,000
   Other short-term borrowings                                                               13,072,659             12,218,661
   Trust preferred securities                                                                20,500,000             20,500,000
   Other long-term debt                                                                      45,806,967             29,000,000
   Accrued interest payable                                                                   5,309,219              5,998,013
   Other liabilities                                                                         10,028,642              1,916,306
                                                                                        -----------------       ----------------
                 Total liabilities                                                          910,300,388            890,173,635

SHAREHOLDERS' EQUITY
   Common stock, no par value. Authorized 50,000,000; issued 8,792,720;
      outstanding 8,781,628 in 2001 and 2000                                                 39,816,731             39,816,731
   Treasury stock                                                                               (69,325)               (69,325)
   Accumulated other comprehensive gain (loss), net of taxes                                    896,296               (163,800)
   Retained earnings                                                                         18,572,274             18,373,409
                                                                                        -----------------       ----------------
                  Total shareholders' equity                                                 59,215,976             57,957,015
                                                                                        -----------------       ----------------
                  Total liabilities and shareholders' equity                               $969,516,364           $948,130,650
                                                                                        =================       ================

See accompanying notes to consolidated financial statements.

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                            Nine Months Ended                        Three Months Ended
                                                              September 30,                            September 30,
                                                    -----------------------------------    -------------------------------------
                                                        2001                2000                2001                 2000
                                                    --------------     ----------------    ----------------    -----------------
INTEREST INCOME
     Loans, including fees                           $55,005,091          $54,471,436         $17,532,979          $19,220,609
     Investment securities                             4,216,215            3,699,029           1,518,979            1,218,441
     Federal funds sold                                  853,856              467,447             259,076              295,741
     Deposits with other banks                            20,567               44,824               3,764               16,900
                                                    --------------     ----------------    ----------------    -----------------
       Total interest income                          60,095,729           58,682,736          19,314,798           20,751,691

INTEREST EXPENSE
     Deposits                                         30,166,484           25,945,276           9,344,429            9,638,471
     Short-term borrowings                             1,102,967            2,342,798             215,253              705,660
     Trust preferred securities                        1,702,229              809,856             567,410              492,833
     Other long-term debt                              2,109,841            1,592,323             734,548              527,735
                                                    --------------     ----------------    ----------------    -----------------
       Total interest expense                         35,081,521           30,690,253          10,861,640           11,364,699
                                                    --------------     ----------------    ----------------    -----------------

NET INTEREST INCOME                                   25,014,208           27,992,483           8,453,158            9,386,992
     Provision for loan losses                         5,650,000            4,200,000           2,050,000            1,200,000
                                                    --------------     ----------------    ----------------    -----------------
NET INTEREST INCOME AFTER PROVISION FOR
     LOAN LOSSES                                      19,364,208           23,792,483           6,403,158            8,186,992

NONINTEREST INCOME
     Service charges on deposit accounts               2,652,278            2,300,619           1,031,184              786,875
     Credit card fees                                  3,812,731            3,269,032           1,250,938            1,168,685
     Mortgage banking activities                       2,078,291            1,242,609             716,242              419,935
     Brokerage activities                              1,038,512            1,707,401             198,811              503,387
     Indirect lending activities                       3,295,773            3,237,977             991,093            1,146,976
     Trust activities                                    423,468            1,025,198             153,487              295,000
     Securities gains, net                               599,727                    -             537,805                    -
     Other operating income                            2,060,154            1,467,381             678,248              470,046
                                                    --------------     ----------------    ----------------    -----------------
       Total noninterest income                       15,960,934           14,250,217           5,557,808            4,790,904

NONINTEREST EXPENSE
     Salaries and employee benefits                   14,871,177           14,755,843           4,829,225            4,888,363
     Furniture and equipment                           2,485,206            2,189,921             773,178              792,119
     Net occupancy                                     2,763,608            2,579,034             886,478              855,184
     Credit card processing and transaction fees       2,713,457            2,550,415             848,969              867,026
     Communication expenses                            1,551,006            1,805,091             504,144              584,128
     Professional and other services                   4,532,904            2,152,808           1,417,047              861,970
     Regulatory assessment                               261,430              354,350              88,519               84,017
     Other                                             4,015,064            4,521,517           1,258,428            1,624,757
                                                    --------------     ----------------    ----------------    -----------------
       Total noninterest expense                      33,193,852           30,908,979          10,605,988           10,557,564
                                                    --------------     ----------------    ----------------    -----------------
       Income before income taxes                      2,131,290            7,133,721           1,354,978            2,420,332
       Income tax expense                                615,175            2,507,139             451,284              851,371
                                                    --------------     ----------------    ----------------    -----------------

NET INCOME                                           $ 1,516,115          $ 4,626,582         $   903,694          $ 1,568,961
                                                    ==============     ================    ================    =================
BASIC AND DILUTED EARNINGS PER SHARE                 $       .17          $        .53        $       .10          $       .18
                                                    ==============     ================    ================    =================
DIVIDENDS DECLARED PER SHARE                         $       .15          $        .15        $       .05          $       .05
                                                    ==============     ================    ================    =================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             8,781,628            8,781,290           8,781,628            8,781,628
                                                    ==============     ================    ================    =================

See accompanying notes to consolidated financial statements.

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             Nine Months Ended September 30,
                                                                                         -----------------------------------------
                                                                                               2001                   2000
                                                                                         ------------------    -------------------
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES
    Net income                                                                               $  1,516,115          $   4,626,582
    Adjustments to reconcile net income to net cash (used in) provided by operating activities:
       Provision for loan losses                                                                5,650,000              4,200,000
       Depreciation of premises and equipment                                                   2,095,335              1,884,321
       Securities gains (net)                                                                    (599,727)                     -
       Gain on loan sales                                                                      (1,220,464)              (829,818)
       Proceeds from sale of other real estate                                                  1,412,936                      -
       Gain on sale of other real estate                                                         (213,526)                     -
       Net (increase) decrease in loans held-for-sale                                         (34,767,574)            42,658,996
       Net decrease (increase) in accrued interest receivable                                   1,374,149               (781,252)
       Net (decrease) increase in accrued interest payable                                       (688,794)             2,057,979
       Net increase in other assets                                                            (1,895,561)              (230,833)
       Net increase (decrease) in other liabilities                                             8,112,336             (2,353,665)
       Other                                                                                      (50,009)              (189,884)
                                                                                         ------------------    -------------------
          Net cash flows (used in) provided by operating activities                           (19,274,784)            51,042,426

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
    Purchases of investment securities held-to-maturity                                          (800,000)             (189,100)
    Maturities of investment securities held-to-maturity                                        2,130,637              1,440,485
    Calls of investment securities held-to-maturity                                            20,000,000                      -
    Purchases of investment securities available-for-sale                                     (44,005,499)                     -
    Sales and calls of investment securities available-for-sale                                17,891,822                      -
    Maturities of investment securities available-for-sale                                      6,930,247              2,996,603
    Net increase in loans                                                                     (79,365,299)          (280,310,812)
    Purchases of premises and equipment                                                          (519,296)            (1,717,741)
    Proceeds from sale of loans                                                                96,984,451            173,045,259
                                                                                         ------------------    -------------------
          Net cash flows provided by (used in) investing activities                            19,247,063           (104,735,306)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
    Net (decrease) increase in demand deposits, money market accounts, and savings
       accounts                                                                                  (578,878)            18,766,698
    Net increase in time deposits                                                               5,621,124             62,294,399
    Net decrease in short-term borrowings                                                      (9,146,002)           (39,792,852)
    Net increase (decrease) in long-term borrowings                                            16,806,967               (600,000)
    Issuance of trust preferred securities                                                              -             20,500,000
    Dividends paid                                                                             (1,317,250)            (1,340,988)
    Proceeds from the issuance of common stock                                                          -                 26,777
                                                                                         ------------------    -------------------
          Net cash flows provided by financing activities                                      11,385,961             59,854,034
                                                                                         ------------------    -------------------
          Net increase in cash and cash equivalents                                            11,358,240              6,161,154

Cash and cash equivalents, beginning of period                                                 43,016,771             50,206,555
                                                                                         ------------------    -------------------
Cash and cash equivalents, end of period                                                     $ 54,375,011          $  56,367,709
                                                                                         ==================    ===================

Supplemental disclosures of cash flow information:
          Cash paid during the period for:
                Interest                                                                     $ 35,770,315          $  28,632,274
                                                                                         ==================    ===================
                Income taxes                                                                 $          -          $   3,025,000
                                                                                         ==================    ===================

See accompanying notes to consolidated financial statements.

                          FIDELITY NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2001


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Fidelity National Corporation and subsidiaries ("Fidelity") have been prepared in accordance with accounting principles generally accepted in the United States followed within the financial services industry for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. All such adjustments are normal recurring accruals. Operating results for the three month and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These statements and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements and notes thereto included in Fidelity's Annual Report on Form 10-K for the year ended December 31, 2000.

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

The Board of Governors of the FRB is the principal regulator of Fidelity National Corporation, a bank holding company. The FRB and the OCC have established capital requirements as a function of their oversight of bank holding companies and nationally chartered banks. Each bank holding company and each bank must maintain the minimum capital ratios set forth in "Liquidity and Sources of Capital". At September 30, 2001, and December 31, 2000, Fidelity National Corporation and the Bank exceeded the minimum capital requirements, including those required by the OCC under a Letter Agreement dated September 5, 2001, as described in Note D.

During the nine month period ended September 30, 2001, Fidelity declared and paid dividends on its common stock of $.15 per share totaling approximately $1,317,000.

Note C - Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." ("SFAS No.133"). SFAS No. 133 establishes new accounting and reporting activities for derivatives. The standard requires all derivatives to be measured at fair value and recognized as either assets or liabilities in the statement of condition. Under certain conditions, a derivative may be specifically designated as a hedge. Accounting for the changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS Statement No. 133." ("SFAS No.137"). In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (SFAS No. 138") which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities and is effective simultaneously with SFAS No. 133. Fidelity adopted the standards as of January 1, 2001. The adoption of the new standards by Fidelity as of January 1, 2001, had no material effect on earnings and financial position based on Fidelity's limited use of derivatives.

In July 2001, the FASB issued SFAS No.141, "Business Combinations," and SFAS No.142, "Goodwill and Other Intangible Assets."

SFAS No.141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No.141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.

SFAS No.142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No.142 is effective for the fiscal year beginning January 1, 2002.

Management believes the adoption of the new standards will not have any material impact on the earnings and financial position of Fidelity.

Note D - Consent Order by and Letter Agreement with the Comptroller of the Currency

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

The Bank periodically submits reports to the OCC evidencing compliance with the Order. Even though the Bank may meet the requirements of the Order, the Order continues to be in effect until such time as it is amended or terminated by the OCC. At September 30, 2001, the Bank had completed the majority of the provisions of the Order and continues to be in compliance with the ongoing provisions of the Order.

The Bank entered into an agreement with the OCC on September 5, 2001, (the "Letter Agreement"). The Letter Agreement, which stems from the OCC's examination as of December 31, 2000, calls for, among other things (i) the appointment of a Compliance Committee; (ii) total Bank capital of 11% of risk-weighted assets and a leverage ratio of 8% of adjusted total assets; (iii) three-year strategic and capital plans, revised as necessary; (iv) payment of Bank dividends only when there is no supervisory objection; (v) formalizing the process for reviewing new product offerings; (vi) the Board of Directors to review its current organization structure and management capabilities and strengthen management, as required; (vii) a review of loan policies, loan management information systems, and the internal loan review process especially related to criticized assets, nonaccrual loans and the allowance for loan losses; and (viii) revisions to the internal audit process. Fidelity does not expect to incur significant additional costs to comply with the Letter Agreement, as most items have already been addressed or can be addressed internally.

Note E - Other Comprehensive Gain (Loss)

Fidelity's other comprehensive gain (loss) item is related to unrealized gains and losses on investment securities classified as available-for-sale and reclassification adjustments for gains and losses on securities sales and calls included in net income. All other comprehensive gain (loss) items are tax effected at a rate of 38%. During the third quarter of 2001, total other comprehensive gain net of taxes was $481,553 and for the nine month period ended September 30, 2001, total other comprehensive gain net of taxes was $1,060,096. The other comprehensive gain net of taxes was $457,305 and $348,296 for the comparable periods of 2000.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following analysis reviews important factors affecting Fidelity's financial condition at September 30, 2001, compared to December 31, 2000, and compares the results of operations for the three and nine month periods ended September 30, 2001 and 2000. These comments should be read in conjunction with Fidelity's consolidated financial statements and accompanying notes appearing in this report.

ASSETS

Total assets were $970 million at September 30, 2001, compared to $948 million at December 31, 2000, an increase of $21 million, or 2.3%. Loans decreased $24 million or 3.2% to $739 million, and loans held-for-sale increased $35 million or 153.9% to $57 million at September 30, 2001. The increase in total loans was a result of the growth in consumer loans, including those held-for-sale, of $55 million or 17.8% to $363 million, offset in part by a decline in construction loans of $2 million or 2.1% to $97 million, a decline in commercial loans of $18 million or 19.9% to $74 million, a decline of $15 million or 7.9% in mortgage loans, including held-for-sale, to $179 million and a decline of $9 million in credit card loans to $84 million.

The following schedule summarizes Fidelity 's total loans at September 30, 2001, and December 31, 2000 (dollars in thousands):

                                                                      September 30,                  December 31,
                                                                           2001                          2000
                                                                    -------------------           ------------------
TOTAL LOANS:
Credit cards                                                              $ 83,521                     $ 92,323
Real estate - mortgage                                                     167,324                      190,865
Real estate - construction                                                  96,492                       98,520
Commercial, financial and agricultural                                      74,283                       92,673
Consumer installment                                                       317,060                      288,626
                                                                 -------------------           ------------------
Loans                                                                      738,680                      763,007
Loans held-for-sale:
    Mortgage loans                                                          11,358                        3,090
    Indirect auto loans                                                     46,000                       19,500
                                                                 -------------------           ------------------
    Total loans held-for-sale                                               57,358                       22,590
                                                                 -------------------           ------------------
Total loans                                                               $796,038                     $785,597
                                                                 ===================           ==================

ASSET QUALITY

The following schedule summarizes Fidelity's asset quality position at September 30, 2001, and December 31, 2000 (dollars in thousands):

                                                                            September 30,           December 31,
                                                                                 2001                   2000
                                                                        -------------------    -------------------
Nonperforming assets:
    Nonaccrual loans                                                             $ 3,194                $ 6,376
    Repossessions                                                                    245                    615
    Undivided interest in repossessed assets                                         615                      -
    Other real estate owned                                                        3,213                  2,035
                                                                        -------------------    -------------------
       Total nonperforming assets                                                $ 7,267                $ 9,026
                                                                        ===================    ===================

Loans 90 days past due and still accruing                                        $ 2,262                $ 3,016
                                                                        ===================    ===================

Allowance for loan losses                                                        $10,603                $10,504
                                                                        ===================    ===================

Ratio of past due loans to loans                                                     .31%                   .40%
                                                                        ===================    ===================

Ratio of nonperforming assets to loans and other real
  estate owned                                                                       .98%                  1.18%
                                                                        ===================    ===================

Allowance to period-end loans                                                       1.44%                  1.38%
                                                                        ===================    ===================
Allowance to nonperforming loans and repossessions
  (coverage ratio)                                                                  2.62x                  1.50x
                                                                        ===================    ===================

Management is not aware of any potential problem loans other than those disclosed in the table above, which includes all loans recommended for classification by regulators, which would have a material adverse impact on asset quality.

DEPOSITS

Total deposits at September 30, 2001, were $806 million compared to $801 million at December 31, 2000, a .63% increase. During this period, total liabilities increased $20 million, or 2.3%, to $910 million. The increase in deposits occurred primarily in savings accounts, which increased $23 million or 35.8% to $86 million; offsetting the decline in noninterest-bearing demand deposits, which decreased $19 million or 16.0% to $98 million and the decline of $5 million or 3.7% in interest-bearing demand and money market deposits to $124 million. The increase in savings deposit balances was the result of a special savings program which pays a premium rate of interest, currently guaranteed through September 30, 2001. Time deposits $100,000 and over and other time deposits were $497 million at September 30, 2001, an increase of $6 million, or 1.1%. Fidelity paid off $10 million in maturing insured time deposits under master certificate agreements during the second quarter.

OTHER BORROWINGS

Federal Home Loan Bank ("FHLB") short-term borrowings totaled $10 million at September 30, 2001, a decrease of $10 million, or 50% compared to December 31, 2000. Other short-term borrowings consisted of overnight and term reverse repurchase agreements and borrowings under both secured and unsecured short-term lines of credit available with other financial institutions. Other short-term borrowings increased $1 million or 7% to $13 million at September 30, 2001, compared to other short-term borrowings at December 31, 2000.

Other long-term debt consisted of long-term borrowings from the FHLB and junior subordinated capital notes and totaled $46 million and $29 million at September 30, 2001, and December 31, 2000, respectively. The $17 million increase included a borrowing of $15 million from the FHLB in February 2001 with a two year term to maturity.

OTHER LIABILITIES

Other liabilities increased $8 million to $10 million at September 30, 2001, compared to December 31, 2000, due primarily to a large number of residential mortgage loan closings the last few days of September 2001 in the amount of $6 million. The corresponding assets were included in loans held-for-sale.

TRUST PREFERRED SECURITIES

Trust preferred securities, included in regulatory Tier 1 capital to the extent allowable, totaled $20.5 million at September 30, 2001 and December 31, 2000, and consisted of two offerings issued during 2000.

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

Sources of liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities; investment securities eligible for sale or pledging to secure borrowings from dealers and customers pursuant to securities sold under agreements to repurchase ("repurchase agreements"); loan repayments; loan sales; deposits and certain interest-sensitive deposits; a collateralized contingent line of credit from the FHLB; and, borrowings under unsecured overnight Federal funds lines available from correspondent banks. During the first nine months of 2001, the Bank sold $69 million in newly originated and held-for-sale indirect automobile loans compared to the sale of $166 million in the first nine months of 2000. The Bank also sold $24 million in residential mortgage loans in the second quarter of 2001. In addition to interest rate sensitive deposits, the Bank's principal demand for liquidity is anticipated fundings under credit commitments to customers.

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

Fidelity has unused sources of liquidity in the form of unused Federal funds lines totaling $41 million, unpledged securities and money market assets of $11 million and additional FHLB and FRB lines of credit, subject to available qualifying collateral, at September 30, 2001.

SHAREHOLDERS' EQUITY

Shareholders' equity was $59 million and $58 million at September 30, 2001, and December 31, 2000, respectively. Shareholders' equity as a percent of total assets was 6.1% at September 30, 2001, and December 31, 2000. The table below sets forth the capital requirements for the Bank under OCC regulations and under the Letter Agreement. At September 30, 2001, and December 31, 2000, the Bank exceeded all capital ratios required by the OCC as reflected in the following schedule:

                                                      OCC                                     Bank Ratios
                                ------------------------------------------------- ------------------------------------
                                  Adequately          Well           Letter        September 30,      December 31,
Capital Ratios:                   Capitalized     Capitalized       Agreement           2001              2000
---------------                 ---------------- --------------- ---------------- ----------------- ------------------

   Leverage                           4.00%           5.00%            8.00%             8.16%              7.87%
   Risk-Based Capital
      Tier I                          4.00            6.00                -              9.36               9.21
      Total                           8.00           10.00            11.00             11.55              11.69

At September 30, 2001, and December 31, 2000, Fidelity exceeded all capital ratios required by the FRB to be considered well capitalized, as reflected in the schedule below:

                                                     FRB                                  Fidelity Ratios
                                    ---------------------------------------    ----------------------------------------
                                        Adequately             Well               September 30,         December 31,
Capital Ratios:                        Capitalized          Capitalized              2001                  2000
----------------------              -----------------    ------------------    ------------------    ------------------

   Leverage                                3.00%                 5.00%                 7.99%                 8.12%
   Risk-Based Capital
       Tier I                              4.00                  6.00                  9.16                  9.50
       Total                               8.00                 10.00                 11.96                 12.73

For additional information, see page 4, Notes B and D of the Notes to Consolidated Financial Statements (unaudited).

MARKET RISK

Fidelity's primary risk exposures are interest rate risk and credit risk and, to a lesser extent, liquidity risk. Fidelity has little or no risk related to trading accounts, commodities or foreign exchange.

Interest rate risk, which encompasses price risk, is the exposure of a banking organization's financial condition and earnings ability to adverse movements in interest rates. Fidelity has analyzed the assumed market value risk and earnings risk inherent in its interest rate sensitive instruments related to interest-rate swings of 200 basis points, both above and below current levels (rate shock analysis). Earnings and fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. However, Fidelity believes that this analysis provides the most meaningful measures of interest rate risk position and trends. The latest analysis reflected the asset sensitivity of Fidelity over a six month time horizon and its liability sensitivity over a six to twelve month time horizon. The analysis indicated that the effects of either an immediate and sustained increase or decrease in market rates of interest of 200 basis points would not be material to Fidelity's net present value or operating results over a one year period.

The static gap analysis is a useful tool to measure interest rate sensitivity at a point in time and is utilized in developing the more critical rate shock analysis in assessing interest rate risk. The interest rate sensitivity structure within Fidelity's Balance Sheet at September 30, 2001, reflects a net interest sensitivity liability gap of 16.5% when projecting forward one year. In the near term, defined as 90 days, Fidelity has a net interest sensitivity asset gap of 9.7%. When projecting forward six months, Fidelity has a net interest sensitivity liability gap of 2.5%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of callable securities and certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income.

At September 30, 2001, the 0-90 day asset maturity and repricing total included $46 million of indirect automobile loans classified as held-for-sale and the 30 day asset maturity and repricing total included $11 million in residential mortgage loans originated and held-for-sale. When these loans are sold, Fidelity will become less interest sensitive in the one year time horizon. Fidelity's policy states that the cumulative net interest sensitivity gap at the six month and one year period should not exceed 10% and 15%, respectively. Any interest rate risk associated with the cumulative gap positions noted above was mitigated because of the net interest sensitivity asset gap in the near term and the net interest sensitivity liability gap at one year.

EARNINGS

Net income for the quarter ended September 30, 2001, was $904,000 compared to net income of $1.6 million for the comparable quarter of 2000, a decrease of 42.4%. Basic and diluted earnings were $.10 per share for the third quarter of 2001, compared to $.18 per share for the same period in 2000.

Fidelity's net income was $1.5 million for the nine months ended September 30, 2001, compared to net income of $4.6 million for the nine months ended September 30, 2000, a 67.2% decrease. Basic and diluted earnings were $.17 per share for the first nine months of 2001 compared to $.53 per share for the comparable period of 2000.

NET INTEREST INCOME

Net interest income for the third quarter of 2001 was $8.5 million compared to $9.4 million for the same period in 2000, a decline of 10.0%. The average balance of interest-earning assets increased $34 million or 3.8% to $914 million for the three months ended September 30, 2001, when compared to the same period in 2000. The yield on interest-earning assets for the third quarter of 2001 was 8.40% or 98 basis points less than the yield for the same period in 2000. The yield on average loans outstanding for the period declined 92 basis points to 8.83% when compared to the same period in 2000 as a result of lower average balances outstanding in high yielding credit cards and the 350 basis point decline in the prime rate during the first nine months of 2001. Exacerbating the decline in yield on average interest-earning assets as a result of lower yields on average loans outstanding was the increase in the average balances of lower yielding investment securities and Federal funds sold of $29 million to $125 million.

The average balance of interest-bearing liabilities increased $28 million during the third quarter of 2001 to $799 million and the rate on this average balance declined 45 basis points to 5.40% when compared to the same period in 2000.

Net interest income for the first nine months of 2001 was $25.0 million compared to $28.0 million for the same period in 2000. Total interest income was $60.1 million for the first nine months of 2001 compared to $58.7 million for the same period last year. The average balance of interest-earning assets increased $75 million to $921 million for the nine months ended September 30, 2001, and more than offset the decline in the yield on average interest-earning assets of 55 basis points to 8.73% when compared to the same period in 2000. Reductions in the higher yielding credit card portfolio average balances and the 3.50% reduction in the prime rate during the first nine months of 2001 resulted in a decline of 48 basis points in the loan yield. The average balances outstanding in total loans increased $48 million to $805 million in the first nine months of 2001 compared to the same period in 2000. Contributing to the declining yield on interest-earning assets was an increase in the average balance of lower yielding investment securities and other short-term investments of $28 million to $116 million in the first nine months of 2001 when compared to the same period last year.

Total interest expense was $10.9 million for the third quarter of 2001 compared to $11.4 million for the comparable period last year. The average balance of interest-bearing liabilities increased $28 million to $799 million during the quarter ended September 30, 2001, while the rate on these average balances decreased 45 basis points to 5.40% when compared to the same period in 2000.

Total interest expense was $35.1 million for the first nine months of 2001 compared to $30.7 million for the comparable period last year. The average balance of interest-bearing liabilities increased $69 million to $807 million during the nine months ended September 30 2001, while the rate on these average balances increased 27 basis points to 5.81% when compared to the same period in 2000.

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

Management believes the allowance for loan losses is adequate to provide for inherent loan losses. The provision for loan losses for the first nine months and the third quarter of 2001 was $5.7 million and $2.1 million, respectively, compared to $4.2 million and $1.2 million, respectively, for the same periods in 2000. The increase in the provision for the first nine months and the third quarter of 2001 is primarily due to the growth in loan balances and an increase in the amount of credit card delinquencies and net charge-offs. The ratio of net charge-offs to average loans on an annualized basis for the nine months ended September 30, 2001, was .98% compared to .95% for the same period in 2000.

The following schedule summarizes changes in the allowance for loan losses for the periods indicated (in thousands):

                                                                   Nine Months Ended
                                                                     September 30,                   Year Ended
                                                            ---------------------------------       December 31,
                                                                2001              2000                  2000
                                                            -------------    ----------------    -------------------
Balance at beginning of period                                 $10,504             $10,254              $10,254
Charge-offs:
     Commercial, financial and agricultural                        543                 388                  390
     Real estate-construction                                        -                   -                    -
     Real estate-mortgage                                            -                   -                    -
     Consumer installment                                        1,818               1,624                2,504
     Credit cards                                                4,647               4,594                5,979
                                                            -------------    ----------------    -------------------
     Total charge-offs                                           7,008               6,606                8,873
                                                            -------------    ----------------    -------------------

Recoveries:
     Commercial, financial and agricultural                         31                   2                   20
     Real estate-construction                                        -                   -                    -
     Real estate-mortgage                                            -                   -                    -
     Consumer installment                                          492                 311                  390
     Credit cards                                                  934               1,218                1,578
                                                            -------------    ----------------    -------------------
     Total recoveries                                            1,457               1,531                1,988
                                                            -------------    ----------------    -------------------

Net charge-offs                                                  5,551               5,075                6,885
Provision for loan losses                                        5,650               4,200                7,135
                                                            -------------    ----------------    -------------------
Balance at end of period                                       $10,603             $ 9,379              $10,504
                                                            =============    ================    ===================
Ratio of net charge-offs to average loans                          .98%                .95%                 .95%
Allowance  for loan losses as a percentage of loans at
     end of period                                                1.44                1.24                 1.38

NONINTEREST INCOME

Noninterest income was $5.6 million and $4.8 million for the third quarter of 2001 and 2000, respectively, an increase of 16.0%. For the nine months ended September 30, 2001, noninterest income was $16.0 million compared to $14.3 million for the same period in 2000, an increase of 12.0%. A substantial portion of the increase was due to the increased volume and revenue enhancement initiatives in most of the revenue generating areas of Fidelity. In addition, a significant portion of the increase was attributable to the increase in noninterest income related to mortgage banking activities as a result of the sale of residential mortgage loans in the second quarter of 2001 and the net gain on sales of investment securities, primarily in the third quarter. These increases were offset in part by declines in revenues from brokerage and trust activities.

Revenue from service charges on deposits increased $244,000 and $352,000 or 31.1% and 15.3% to $1,031,000 and $2,652,000, respectively, in third quarter and the nine month period ending September 30, 2001, compared to the same periods in 2000, primarily due to increased fees and the emphasis on collecting fees as a result of a revenue enhancement project initiated in the summer of 2001 and implemented in part in August 2001.

Revenue from credit card fees increased $82,000 and $544,000 or 7.0% and 16.6% to $1,251,000 and $3,813,000, respectively, the third quarter and the nine month period ending September 30, 2001, compared to the same periods in 2000, primarily as a result of the growth of the merchant debit and credit card charge processing line of business.

Revenue from mortgage banking activities increased $296,000 and $836,000 or 70.6% and 67.3% to $716,000 and $2,078,000, respectively, during the third quarter and the first nine months of 2001 compared to the same periods of 2000 as a result of a $14 million and a $41 million increase in loans originated and sold in the third quarter and the nine months ended September 30, 2001, respectively, compared to the same periods in 2000, and a gain of $365,000 on the sale of approximately $24 million in residential adjustable rate mortgage loans in the second quarter of 2001.

Brokerage revenue declined $305,000 and $669,000 or 60.5% and 39.2% to $199,000 and $1,039,000, respectively, in the third quarter and the nine month period ending September 30, 2001, compared to the same periods in 2000, because of fewer brokers and reduced volume, in part as a result of a poorly performing stock market, particularly in the period following the September 11th terrorist attacks.

Revenue from trust activities declined $142,000 and $602,000 or 48.0% and 58.7% to $153,000 and $423,000, respectively, during the third quarter and the nine month period ending September 30, 2001, compared to the same periods in 2000, as a result of a declining trust line of business in general and the sale of the self-directed Individual Retirement Account (IRA) line of business.

Securities gains, net for the third quarter and for the nine month period ending September 30, 2001, were $538,000 and $600,000, respectively, from sales and calls of investment securities with gains as a result of the substantial drop in market interest rates during 2001, in part to defray the cost of a revenue enhancement initiative. There were no securities sales in the comparable periods of 2000.

Other operating revenues increased $208,000 and $593,000 or 44.3% and 40.4% to $678,000 and $2,060,000, respectively, in the third quarter and the nine month period ending September 30, 2001, compared to the same periods last year, primarily as a result of lease payments and gains on sales of other real estate, an increase in gains on sales of SBA loan participations and increases in income from ATM fees, check processing fees and other miscellaneous fees and charges as a result of fee increases, growth and increased activity.

NONINTEREST EXPENSE

Noninterest expense increased $48,000 and $2,285,000 to $10,606,000 and $33,194,000 for the three and nine month periods ended September 30, 2001, respectively, compared to the same periods in 2000, representing increases of
 .46% and 7.39% respectively. The increase in the third quarter of 2001 compared to the same period in 2000 was minimal primarily because of staff reductions, cost control and cost containment measures and reduced direct expenses related to declining trust and brokerage activities, offset in part by higher professional and other services expenses primarily related to trust activities and consulting fees related to revenue enhancement initiatives. The increase for the nine month period ended September 30, 2001, compared to the same period in 2000 was primarily because of the consulting and other professional services related to effectively addressing the issues covered by the OCC Consent Order regarding trust activities, as well as increases in the amortization of capitalized computer hardware and software costs and maintenance fees relating to the implementation of an imaging system and internet banking capability.

Furniture and equipment expenses increased $295,000 to $2,485,000 in first nine months of 2001, when compared to the same period last year as a result of the amortization of capitalized hardware and software costs and increased maintenance fees related to the implementation of an imaging system and an internet banking system, as well as the accelerated depreciation of certain item processing equipment made obsolete by the new imaging system.

Professional and other services increased $555,000 and $2,380,000 to $1,417,000 and $4,533,000, respectively, in the three month and nine month periods ending September 30, 2001, compared to the same periods in 2000, due primarily to the cost of consulting and other professional services related to trust activities, which totaled $217,000 and $1,835,000 in the third quarter and first nine months of 2001, respectively. These costs were incurred in effectively addressing the issues covered by the OCC Consent Order dated December 21, 2000. In addition, Fidelity incurred $318,000 in consulting costs related to its revenue enhancement project for those items approved and implemented in the third quarter.

Other operating expenses declined $366,000 and $506,000 or 22.6% and 11.2% to $1,258,000 and $4,015,000, respectively, in the third quarter and the nine month period ending September 30, 2001, when compared to the same periods in 2000, primarily as a result of cost-cutting and containment initiatives throughout Fidelity, a reduction in tangible and intangible tax expenses as a result of reducing the current year expense and the filing of requests for refunds related to overpayments of prior year taxes, the termination of an indirect automobile loan securitization in December 2000, and reduced operating expenses related to trust and brokerage activities as a result of reduced volume.

PROVISION FOR INCOME TAXES

The provision for income taxes for the third quarter and the first nine months of 2001 was $451,000 and $615,000, respectively, compared to $851,000 and $2,507,000 for the same periods in 2000. These changes were due to changes in taxable income.

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

                                            FIDELITY NATIONAL CORPORATION
                                            -----------------------------
                                                     (Registrant)

Date:    November 9, 2001                   BY:      /s/ James B. Miller, Jr.
                                                     ---------------------------
                                                     James B. Miller, Jr.
                                                     Chief Executive Officer

Date:    November 9, 2001                   BY:      /s/ M. Howard Griffith, Jr.
                                                     ---------------------------
                                                     M. Howard Griffith, Jr.
                                                     Chief Financial Officer