Form 10-K405
period 2001-12-31
FIDELITY NATIONAL CORP /GA/
filed 2002-03-29
CIK 822662

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

         [X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2001

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

The aggregate market value of the voting common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors and greater than five percent shareholders are "affiliates" of the Registrant) as of March 7, 2002 (based on the closing sale price of the Common Stock as quoted on the Nasdaq National Market System on such date) was $40,177,953.

At March 7, 2002, there were 8,781,628 shares of Common Stock outstanding, without stated par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Annual Report to Shareholders for
            the fiscal year ended December 31, 2001 are incorporated
                by reference into Parts I and II. Portions of the
              Registrant's definitive Proxy Statement for the 2002
               Annual Meeting of Shareholders are incorporated by
                            reference into Part III.

                                     PART I

FORWARD-LOOKING STATEMENTS

         Certain information and statements in this Form 10-K include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that reflect Fidelity National Corporation's current expectations regarding the future and involve risks and uncertainties. The words "believes," "expects," "anticipates," "estimates" and "intends" and similar expressions are intended to identify forward-looking statements. These forwarding-looking statements involve certain risks and uncertainties. The actual results could differ materially from those projected for many reasons, including without limitation, changing events and trends that have influenced Fidelity's assumptions. These trends and events include (i) changes in the interest rate environment which may reduce margins, (ii) non-achievement of expected growth, (iii) less favorable then anticipated changes in the national and local business environment and securities markets, (iv) adverse changes in the regulatory requirements affecting Fidelity, (v) greater competitive pressures among financial institutions in Fidelity's market, and (vi) greater loan losses than historic levels. Investors are encouraged to read the related section in Fidelity National Corporation's 2001 Annual Report to Shareholders and those discussed below under "Risk Factors".

ITEM 1.  BUSINESS

         Fidelity National Corporation ("Fidelity") is a registered bank holding company headquartered in Atlanta, Georgia. All of Fidelity's activities are conducted by its wholly owned subsidiaries: Fidelity National Bank ("FNB" or the "Bank"), which was organized as a national banking corporation in 1973; and Fidelity National Capital Investors, Inc. ("Fidelity Capital"), organized as a Georgia corporation in May 1992.

         The Bank provides traditional deposit, lending, mortgage, securities brokerage and international trade services to its commercial and retail customers. The Bank is a full-service banking operation and Fidelity Capital is a securities brokerage operation. Fidelity conducts its full-service banking and residential mortgage lending through 19 locations in the metropolitan Atlanta area.

         Fidelity conducts its indirect automobile lending (the purchase of consumer automobile installment sales contracts from automobile dealers), residential mortgage lending and residential construction lending through certain of its Atlanta offices and its Jacksonville, Florida location. At December 31, 2001, Fidelity had total assets of $994 million, total loans of $791 million, total deposits of $818 million and shareholders' equity of $59 million.

         Fidelity as used herein includes Fidelity National Corporation and its subsidiaries unless the context otherwise requires.

RECENT DEVELOPMENTS

         The Bank entered into a consent order with the Office of the Comptroller of the Currency dated December 21, 2000, related to its Trust Department operations. Under the terms of the consent order, the Bank discontinued accepting new trust accounts, engaged independent accountants and legal counsel to review and evaluate its trust department business practices, controls, policies and procedures in order to assure regulatory compliance and maintenance of the Trust Department's books, records and filings on a current basis and instituted an overall assessment of the current and future risks and benefits of continuing the Bank's Trust Department operations. The Bank sold its business of administrating self-directed individual retirement accounts in December 2000 and on December 1, 2001, entered into a strategic alliance agreement with Reliance Trust Company ("RTC"). Under the agreement, the Bank's trust accounts became a part of RTC's trust and asset management business. The Bank appointed a special committee of its Board of Directors to coordinate execution of its obligations under the consent order and has completed most of the requirements of the order.

         The Bank entered into an agreement with the OCC on September 5, 2001, (the "Letter Agreement"). The Letter Agreement, which stems from the OCC's examination as of December 31, 2000, calls for, among other things (i) the appointment of a Compliance Committee; (ii) total Bank capital of 11% of risk-weighted assets and a leverage ratio of 8% of adjusted total assets; (iii) three-year strategic and capital plans, revised as necessary; (iv) payment of Bank dividends only when there is no supervisory objection; (v) formalizing the process for reviewing new management capabilities and strengthen management, as required; (vii) a review of loan policies, loan management information systems, and the internal loan review process especially related to criticized assets, nonaccrual loans and the allowance for loan losses; and (viii) revisions to the internal audit process. Fidelity does not expect to incur significant additional costs to comply with the consent order or the Letter Agreement, as most items have already been addressed or can be addressed internally.

         Fidelity's Board of Directors on March 21, 2002, adopted a resolution requested by the Federal Reserve Bank of Atlanta ("Board Resolution"). The Board Resolution, which followed the Federal Reserve Bank inspection of Fidelity as of December 31, 2000 and September 30, 2001, among other things, prohibits Fidelity from redeeming its capital stock, paying dividends on its Common Stock or incurring debt without the prior approval of the FRB. The Board Resolution, continues until cancelled by the FRB.

         On March 22, 2002 the Bank entered into an alliance and sales agreements with NOVA Information Systems ("NOVA") pursuant to which NOVA will provide payment processing services to the merchant customers of the Bank located predominately in the states of Georgia and Florida. Pursuant to the sales agreement the Bank sold its existing merchant processing agreements and recognized a gain of approximately $3.5 million. Under the agreement the Bank will maintain an interest in the ongoing net revenues from new customers acquired through this alliance. It is anticipated that the future earnings from the alliance with NOVA will not be material.

MARKET AREA

         The Bank conducts banking activities primarily through 19 branches in Fulton, DeKalb, Cobb, Clayton and Gwinnett counties in Georgia. The Bank's customers are primarily individuals and small and medium sized businesses. The customer base for its credit card portfolio is national in scope, with customers in all 50 states. Indirect automobile, residential construction and mortgage lending are conducted from the Jacksonville, Florida office in addition to the offices in Georgia. Customers of its other services are located almost exclusively in Georgia.

PRODUCTS AND SERVICES

         Fidelity's products and services include (i) depository accounts, (ii) direct and indirect automobile and home equity lending, (iii) secured and unsecured installment loans, (iv) credit card loans, (v) construction and residential real estate loans, (vi) commercial loans, including commercial loans secured by real estate, (vii) securities brokerage services and (viii) international trading services.

         Deposits

         Fidelity offers a full range of depository accounts and services to both individuals and businesses. As of December 31, 2001, the deposit base totaled approximately $818 million, consisting of approximately $112 million in noninterest-bearing demand deposits (13.8% of total deposits), approximately $120 million in interest-bearing demand deposits and money market accounts (14.7% of total deposits), approximately $101 million in savings deposits (12.4% of total deposits), approximately $319 million in time deposits in amounts less than $100,000 (38.9% of total deposits), and approximately $166 million in time deposits of $100,000 or more (20.2% of total deposits). Brokered deposits at December 31, 2001, included in time deposits in amounts less than $100,000, totaled $20 million.

         Lending

         Fidelity's primary lending activities include consumer loans (direct and indirect automobile loans and credit card loans), real estate loans and commercial loans to small and medium sized businesses. Secured construction loans to home builders are made in the Atlanta, Georgia and Jacksonville, Florida metropolitan areas. Residential mortgages are made in Atlanta, Georgia and Jacksonville, Florida. The loans are generally secured by first and second real estate mortgages. The Bank offers direct installment loans to consumers on both a secured and unsecured basis. Commercial lending consists of the extension of credit for business purposes.

         As of December 31, 2001, Fidelity had consumer (including installment and credit card loans), real estate (including residential mortgage, construction and commercial loans secured by real estate), and commercial loans of $444 million, $293 million and $64 million, representing approximately 55.4%, 36.6% and 8.0%, respectively, of the total loan portfolio. Real estate loans included $98 million in construction loans, $129 million in residential real estate loans and

$66 million in commercial loans secured by real estate. As of December 31, 2001, commercial loans, including commercial loans secured by real estate, totaled $130 million.

         Consumer Lending

         Fidelity consumer lending primarily consists of indirect automobile lending and consumer credit cards. Fidelity also makes direct consumer loans, including direct automobile loans, home equity and personal loans.

         Indirect Automobile Lending. Fidelity acquires, on a nonrecourse basis, consumer installment contracts secured by new and used vehicles purchased by consumers from franchised motor vehicle dealers located primarily in Georgia, Florida and North Carolina. As of December 31, 2001, the aggregate amount of indirect automobile loans outstanding was $342 million, representing 42.7% of FNB's total loan portfolio. Approximately 54% and 26% of the outstanding indirect automobile loans at December 31, 2001, were originated in the Atlanta and Jacksonville, Florida offices, respectively. An additional $276 million of indirect automobile loans originated and sold by Fidelity are being serviced by Fidelity for others. Each potential sales finance contract is reviewed for creditworthiness and collateral value by Fidelity, which notifies the automobile dealer as to the terms (including interest rate and length of contract) on which the loan will be made to the dealer's customer. Since the sales finance contracts are purchased on a nonrecourse basis, no credit is being extended to the dealers and the dealers have no liability for the sales finance contracts purchased from them, except to the extent of the dealer reserve discussed below and representations and warranties in the dealer's agreement. Once the loan has been documented, the dealer sells the contract to Fidelity.

         The interest rate quoted by a dealer on a sales finance contract may exceed the interest charged by Fidelity on the particular contract. That interest differential or flat fee, depending on the dealer arrangement, is amortized in a prepaid asset account. Usually 75% to 100% of the interest differential or flat fee is immediately paid to the dealer as compensation for originating and documenting the loan. The unpaid portion is retained in the dealer holdback account and Fidelity may deduct from this account prepayments, rebates, charge-offs and any rebates of interest charges due Fidelity on sales finance contracts purchased from the dealer. If any amount is remaining in the holdback account at the time all sales finance contracts purchased by Fidelity from the dealer have been paid in full, such amount is retained by Fidelity. The potential charge-offs in excess of the holdback are provided for by the allowance for loan losses. Net charge-offs on indirect automobile loans for the years ended December 31, 2001 and 2000, were $1.7 million and $1.9 million, respectively.

         Credit Card Loans. Fidelity offers Visa, MasterCard, Visa Gold, Business and affinity Visa programs and sponsors Visa/MasterCard agent bank relationships. These programs are offered on a nationwide basis to persons, businesses, partnerships and associations who meet Fidelity's established underwriting standards with respect to income, credit rating, established residence or domicile and employment. Credit card loans are subject to seasonal fluctuations based on consumer spending habits, with the outstanding balances of such credit card loans rising at the end of each calendar year. At December 31, 2001, credit card loans were approximately $81 million, or 11.0% of the total loan portfolio. The credit card portfolio was built substantially through affinity programs. The affinity programs include colleges, associations and other entities which contract to assist Fidelity in marketing its credit cards in return for issuance and transaction fee income.

         Residential Mortgage Banking

         The Bank is engaged in the residential mortgage banking business, focusing on one-to-four family properties. The Bank offers Federal Housing Authority ("FHA"), Veterans Administration ("VA"), conventional and non-conforming loans (those with balances over $300,700). In addition, loans are purchased from independent mortgage companies located in the Southeast. The Bank operates its residential mortgage banking business from four locations in the Atlanta metropolitan area and also has a loan origination office in Jacksonville, Florida. The Bank is an approved originator and servicer for Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") and is an approved originator for loans insured by Housing and Urban Development ("HUD").

         Mortgage loans held-for-sale fluctuate due to economic conditions, interest rates, the level of real estate activity and seasonal factors. During 2001, the Bank originated approximately $5 million in loans to be held in the Bank's portfolio. During 2001, the Bank did not service mortgage loans for third parties. The Bank sells mortgages, service released, to investors.

         Securities Brokerage Services

         Fidelity Capital commenced business as a full-service broker in late 1992. Fidelity Capital is also a registered investment advisor operating on a fully disclosed basis and is a member of the National Association of Securities Dealers ("NASD"). Fidelity Capital operates from its headquarters in Atlanta and from three other offices in Fidelity's banking facilities in the Atlanta metropolitan area.

         International Trade Services

         Fidelity provides services to individuals and business clients in meeting their international business requirements. Letters of credit, foreign currency drafts, foreign and documentary collections, export finance and international wire transfers represent some of the services provided.

SIGNIFICANT OPERATING POLICIES

         Lending Policy

         Lending authority is delegated by the Board of Directors of the Bank to loan officers, each of whom is limited as to the amount of secured and unsecured loans that the loan officer can make to a single borrower or related group of borrowers. All loans in excess of $250,000 must be approved by the Officer's Credit Committee of the Bank. All loans in excess of $1,000,000 must be approved by the Loan and Discount Committee of the Board of Directors of the Bank.

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

         Many of the Bank's commercial loans are secured by real estate (and thus are categorized as real estate mortgage loans), because such collateral may be superior to other types of collateral owned by small businesses. Loans secured by commercial real estate, however, are subject to certain inherent risks. Commercial real estate may be substantially illiquid, and values are difficult to ascertain and are subject to wide fluctuations, depending upon economic conditions. For loans in excess of $250,000, the Bank generally requires that qualified independent appraisers determine the value of any commercial real estate taken as collateral. The Bank will generally lend 75% of the appraised value or the purchase price of the real estate, whichever is less.

         The Bank originates short-term residential construction loans for detached housing and a limited number of residential acquisition and development loans in the Atlanta and Jacksonville metropolitan areas. Residential construction loans are made through the use of officer guidance lines, which are approved, when appropriate, by the Bank's Loan and Discount Committee. The specific maximum loan commitment and numbers of unsold houses allowed are clearly identified for each of the approximately 74 builders' officer guidance lines. Each loan is individually reviewed and approved by the loan officer and is subject to an appraisal and a maximum 80% loan-to-value ratio.

         These guidelines are approved for established builders with track records and adequate financial strength to support the credit being requested. Loans may be for speculative starts or for pre-sold residential property to specific purchasers. As of December 31, 2001, approximately $98 million (12.2% of total loans) was outstanding on residential construction loans, of which approximately $53 million was for acquisition and development loans. Acquisition and development loans generally have 18 month or shorter maturities and are for the purpose of developing lots for a builder's own building program usage or are generally pre-sold to an established builder or builders.

         Inter-agency guidelines adopted by Federal banking regulators, including the Office of the Comptroller of the Currency ("OCC"), require that financial institutions establish real estate lending policies. The guidelines also establish certain maximum allowable real estate loan-to-value standards. The Bank has adopted the Federal standards as its maximum allowable standards, but has in place loan policies which are, in some cases, more conservative than the OCC guidelines. The Bank and the OCC guidelines require maximum allowable loan-to-value ratios for various types of real estate loans as set forth in the following schedule:

                                                                   OCC
                                                            MAXIMUM ALLOWABLE
                LOAN CATEGORY                              LOAN-TO-VALUE RATIO
                -------------                              -------------------
Land ........................................                       65%
Land development ............................                       75
Construction:
 Commercial, multifamily(1) and other
  nonresidential ............................                       80
One-to-four family residential ..............                       85
Improved property ...........................                       85
Owner-occupied one-to-four family and
   home equity(2) ...........................
                                                                    ---

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

Commercial, financial
  and agricultural.............     Industry concentrations, changes in local
                                    economy, difficulty in monitoring the
                                    valuation of collateral (inventory, accounts receivable and vehicles), borrower management expertise, increased competition, and specialized or obsolete equipment as collateral

Real estate-residential
   construction ...............     Inadequate collateral and change in market
                                    conditions

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

         Loan Review and Nonperforming Assets

         The Bank's Credit Administration Department reviews the Bank's loan portfolio to identify potential deficiencies and appropriate corrective action. The Credit Administration Department reviews 30% to 45% of the commercial and construction loan portfolios and 10% of the consumer portfolio annually. The results of the reviews are presented to the Bank's Board of Directors on a monthly basis. Loan reviews are performed on credits that are selected according to their risks. Past due loans are reviewed weekly by each lending officer and by the Credit Administration Department. A summary report is reviewed monthly by the Bank's Board of Directors. The Bank's Loan and Discount Committee, comprised of members of Board of Directors of the Bank, annually reviews all loans over $1.0 million.

         A sampling of credit card accounts is reviewed on a monthly basis for compliance with credit policy. Review procedures include a determination of whether the appropriate review of employment, residence and other information has been completed, a recalculation of the borrower's debt coverage ratio, and an analysis of the borrower's credit history to determine if it meets the Bank's established criteria. Policy exceptions are analyzed monthly. Delinquencies are monitored daily. Accounts are charged off after they are 180 days past due.

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

         Investment Portfolio Policy

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

         The Holding Company Act requires every bank holding company to obtain prior approval from the Federal Reserve (i) before it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not control; (ii) before it or any of its subsidiaries, other than a bank, acquire all or substantially all of the assets of a bank; and (iii) before it merges or consolidates with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in non-banking activities or acquiring direct or indirect control of voting shares of any company engaged in such activities. This prohibition does not apply to activities found by the Federal Reserve, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation or order to be closely related to banking are: making or servicing loans and certain types of leases; performing certain data processing services; acting as fiduciary or investment or financial advisor; providing discount brokerage services; and, making investments in corporations or projects designed primarily to promote community welfare.

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

         In 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("1991 Act") was adopted, the principal initial effect of which was to permit the Bank Insurance Fund ("BIF") to borrow up to $30 billion from the U.S. Treasury (to be repaid through deposit insurance premiums over 15 years) and to permit the BIF to borrow working capital from the Federal Financing Bank in an amount up to 90% of the value of the assets the FDIC has acquired from failed banks. Pursuant to the 1991 Act, the FDIC has implemented a risk-based assessment system whereby banks are assessed on a sliding scale, depending on their placement in nine separate supervisory categories. Effective June 1, 1996, the BIF reached a reserve ratio of 1.30% of total estimated deposits and the FDIC lowered the assessment rate schedule for BIF members to no assessment for the healthiest banks to $.27 per $100 of deposits for less healthy institutions. Because of the Bank's rating, there was no BIF assessment at December 31, 2001. Effective January 1, 2002, the Bank's assessment is $.03 per $100 of deposits.

         The Bank's total FDIC insurance and SAIF assessments for the years ended December 31, 2001, 2000 and 1999 were $137,000, $258,000 and $272,000, respectively.

         Various other sections of the 1991 Act impose substantial new auditing and reporting requirements and increase the role of independent accountants and outside directors on banks having assets of $500 million or more. The 1991 Act also provides for a ban on the acceptance of brokered deposits except by well capitalized institutions and adequately capitalized institutions with the permission of the FDIC, and for restrictions on the activities engaged in by state banks and their subsidiaries as principal, including insurance underwriting, to the same activities permissible for national banks and their subsidiaries, unless the state bank is well capitalized and a determination is made by the FDIC that the activities do not pose a significant risk to the insurance fund. The effect on Fidelity of these measures contained in the 1991 Act will be to a great extent dependent upon the manner in which bank regulatory authorities interpret and enforce regulations that have been issued pursuant to the 1991 Act.

         Capital Requirements

         The information contained in Notes 2 and 12 to Fidelity's 2001 Annual Report to Shareholders under the headings "Regulatory Agreements" and "Shareholders' Equity" respectively, are incorporated herein by reference.

         Interstate Banking Act

         In September 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") became law. The Interstate Banking Act has two major provisions regarding the merger, acquisition and operation of banks across state lines. First, it provides that, effective September 29, 1995, adequately capitalized and managed bank holding companies will be permitted to acquire banks in any state. State laws prohibiting interstate banking or discriminating against out-of-state banks were preempted as of the effective date. States cannot enact laws opting out of this provision; however, states may adopt a minimum restriction requiring that target banks located within the state be in existence for a period of years, up to a maximum of five years, before such bank may be subject to the Interstate Banking Act. The Interstate Banking Act establishes deposit caps which prohibit acquisitions that would result in the acquirer controlling 30% or more of the deposits of insured banks and thrifts held in the state in which the acquisition or merger is occurring or in any state in which the target maintains a branch or 10% or more of the deposits nationwide. State-level deposit caps are not preempted as long as they do not discriminate against out-of-state acquirers. The Federal deposit caps apply only to initial entry acquisitions.

         The legislation also provides that, unless an individual state elects beforehand either (i) to accelerate the effective date or (ii) to prohibit out-of-state banks from operating interstate branches within its territory, on or after June 1, 1997, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank would be permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. The State of Georgia has enacted legislation in connection with the Interstate Banking Act which requires that a bank located within the state to be in existence for a period of five years before it may be acquired by an out-of-state institution. This state legislation also requires out-of- state institutions to purchase an existing bank or branch in the state rather than starting a de novo bank. Many states, including Georgia, have enacted legislation which permits banks with different home states to merge if the states involved have enacted legislation permitting interstate bank mergers prior to June 1, 1997. Under Georgia law, as of July 1, 1998, new or additional branch banks may be established anywhere in the state with the prior approval of the appropriate regulator.

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

         Impact of Enactment of the Gramm-Leach-Bliley Act

         The activities permissible to bank holding companies and their affiliates were substantially expanded by the Gramm-Leach-Bliley Act ("Gramm-Leach"). Among other things, Gramm-Leach establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. Generally, the new law (i) repeals the historical restrictions and eliminates many Federal and state law barriers to affiliations among banks and securities firms, insurance companies and other financial service providers,
(ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadens the activities that may be conducted by subsidiaries of national banks and state banks, (iv) provides an enhanced framework for protecting the privacy of information gathered by financial institutions regarding their customers and consumers, (v) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank System, (vi) requires public disclosure of certain agreements relating to funds expended in connection with an institution's compliance with the Community Reinvestment Act, and (vii) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions, including the functional regulation of bank securities and insurance activities.

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

Certain of the additional activities authorized under Gramm-Leach may also be undertaken by a financial subsidiary of a bank. Under Gramm-Leach, a functional system of regulation will apply to financial holding companies under which banking activities will be regulated by the Federal banking regulators, securities activities will be regulated by the Federal securities regulators and insurance activities will be subject to regulation by the appropriate state insurance authorities.

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

         Various Legislation requires that mortgage brokers and lenders, including the Bank, make certain disclosures to applicants for mortgage loans. The legislation also provides authority for the GDBF to promulgate rules with respect to escrow accounts and the advertising of mortgage loans. In addition, the legislation imposes restrictions on unfair mortgage banking practices, as defined therein.

         There are numerous rules and regulations imposed on mortgage loan originators that require originators to establish eligibility criteria for mortgage loans; prohibit discrimination; regulate advertising of loans; encourage lenders to identify and meet the credit needs of the community, including low and moderate income neighborhoods, consistent with sound lending practices, by requiring that certain statistical information be maintained and publicly available regarding mortgage lending practices within certain geographical areas; provide for inspections and appraisals of properties; require credit reports on prospective borrowers; regulate payment features; and, in some cases, fix maximum interest rates, fees and loan amounts. Failure to comply with these requirements can lead to loss of approved status, termination of servicing contracts without compensation to the servicer, demands for indemnification or loan repurchases and administrative enforcement actions.

         Broker-Dealer Regulation

         Securities broker-dealers are subject to extensive regulation. Generally, broker-dealers must register with the Securities and Exchange Commission (the "Commission") and the states in which they operate. All broker-dealers must be members of the National Association of Securities Dealers ("NASD"), subject to its rules and disciplinary procedures. Personnel of broker-dealers engaged in sales activities must be licensed as salespeople under the appropriate state laws and register with the NASD. Registered broker-dealers are subject to detailed record keeping and reporting requirements. The extent to which broker-dealers can extend credit is also subject to regulation. Fidelity Capital, as a registered broker-dealer, is also subject to rules regarding minimum capital, disclosure obligations, restrictions on markups and other matters.

COMPETITION

         The banking business is highly competitive. Fidelity's primary market area, other than for credit cards, residential mortgages and indirect automobile loans, consists of Fulton, DeKalb, Cobb, Clayton and Gwinnett counties, Georgia. The Bank competes for traditional bank business with numerous other commercial banks and thrift institutions with offices in Fidelity's primary trade area and internet banks, many of which have greater financial resources than Fidelity. Fidelity also competes for loans with insurance companies, regulated small loan companies, credit unions and certain governmental agencies. Fidelity Capital competes with independent brokerage and investment companies, as well as state and national banks and their affiliates and other financial companies. There can be no assurance that additional companies will not offer products and services that are competitive with those offered by Fidelity and its subsidiaries. The emergence of such competitors could have a material adverse effect on results of operations and financial condition of Fidelity.

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

EMPLOYEES

         As of December 31, 2001, Fidelity had 408 full-time equivalent employees. Fidelity is not a party to any collective bargaining agreement. Fidelity believes that its employee relations are good.

EXECUTIVE OFFICERS

         Executive officers are elected by the Board of Directors annually at the Board of Directors' meeting held directly after the Annual Meeting of Shareholders and hold office until the next election, unless they sooner resign or are removed from office.

         Fidelity's executive officers, their ages, their positions with Fidelity at March 1, 2002, and the period during which the person served as an executive officer, are as follows:

                                        Officer
       Name                      Age     Since                                 Position
       ----                      ---    -------                                --------
James B. Miller, Jr.             61      1979       Chairman of the Board,  President and Chief  Executive  Officer of
                                                    Fidelity   since   1979;   Chairman   of   the  Bank  since  1998;
                                                    President of the Bank from 1977 to 1997,  and Chairman of Fidelity
                                                    Capital since 1992.

Larry D. Peterson                53      1997       Vice  President  of  Fidelity  since  1997;  President  and  Chief
                                                    Executive Officer of the Bank since 1997.

David Buchanan                   44      1995       Vice  President of Fidelity  since 1999;  Senior Vice President of the Bank since 1995.

M. Howard Griffith, Jr.          59      1994       Principal  Accounting  Officer  of  Fidelity  and Chief  Financial
                                                    Officer of the Bank since February 1994.

H. Palmer Proctor, Jr.           34      1996       Vice President of Fidelity since 1996;  Vice President of the Bank since 1993.  Joined the Bank as a Management Associate in 1990.


RISK FACTORS

         Credit Card Loan Loss Trends; Seasoning Risks of Credit Card Portfolio

         Fidelity's loan losses on its credit card loans approximate industry norms. There can be no assurance that credit card losses will not return to higher than historical levels. Credit card loan losses exceeding Fidelity's current rate could have a material adverse affect on the results of operations and financial condition of Fidelity.

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

         Potential Impact of Changes in Interest Rates

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

         As of December 31, 2001, residential mortgages held-for-sale by Fidelity were principally on real property located in the metropolitan areas of Atlanta, Georgia, and Jacksonville, Florida. Fidelity's indirect automobile loans have been obtained principally from automobile dealers located in the metropolitan areas of Jacksonville, Florida, and Atlanta, Georgia. As of December 31, 2001, credit card loans were concentrated with borrowers in Georgia, California, Texas and Florida. Adverse national, regional and local economic conditions may adversely affect the results of operations and financial condition of Fidelity.

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

         Governmental Regulation -- Banking

         Fidelity and the Bank are subject to extensive supervision, regulation and control by several Federal and state governmental agencies, including the FRB, OCC, GBDF, FDIC, FNMA, FHLMC and GNMA. Future legislation, regulations and government policy could adversely affect Fidelity and the financial institution industry as a whole, including the cost of doing business. Although the impact of such legislation, regulation and policies cannot be predicted, future changes may alter the structure of and competitive relationships among financial institutions and the cost of doing business.

         Governmental Regulation -- Mortgage Banking

         The mortgage banking operations of Fidelity are subject to extensive regulation by Federal and state governmental authorities and agencies, including FNMA, FHLMC, GNMA, the Federal Housing Authority and the Veterans Administration. Consequently, Fidelity is subject to various laws, rules and regulations and judicial and administrative decisions that, among other things, regulate credit-granting activities, govern secured transactions, and establish collection, repossession and claims-handling procedures and other trade practices. Failure to comply with regulatory requirements can lead to loss of approved status, termination of servicing contracts without compensation to the servicer, demands for indemnification or mortgage loan repurchases, class action lawsuits and administrative enforcement actions. Although Fidelity believes that it is in compliance in all material respects with applicable federal, state and agency laws, rules and regulations, there can be no assurance that more restrictive laws, rules and regulations will not be adopted in the future which could make compliance more difficult or expensive, restrict Fidelity's ability to originate, purchase or sell mortgage loans, further limit or restrict the amount of interest and other fees that may be earned or charged on mortgage loans originated, purchased or serviced by Fidelity or otherwise adversely affect the results of operations and financial condition of Fidelity.

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

         Additional legislation, changes in rules promulgated by the Commission, NASD, the FRB, the various stock exchange and other self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers. The Commission, the NASD, and other self-regulatory organizations and state securities commissions may conduct administrative proceedings regarding alleged violations of their rules, which can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or any of its officers or employees. Fidelity Capital's ability to comply with all applicable laws and rules is dependent in large part upon the establishment and maintenance of a compliance system reasonably designed to ensure such compliance, as well as Fidelity Capital's ability to attract and retain qualified compliance personnel. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of creditors and stockholders of broker-dealers. Fidelity Capital could in the future be subject to disciplinary or other actions due to claimed noncompliance, which could have a material adverse effect on the results of operations and financial condition of Fidelity.

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

         Composition of Real Estate Loan Portfolio

         The real estate loan portfolio of Fidelity includes residential mortgages and construction and commercial loans secured by real estate. Fidelity generates all of its real estate mortgage loans in Georgia and Florida. Therefore, conditions of these real estate markets could strongly influence the level of Fidelity's non-performing mortgage loans and the results of operations and financial condition of Fidelity. Real estate values and the demand for mortgages and construction loans are affected by, among other things, changes in general or local economic conditions, changes in governmental rules or policies, the availability of loans to potential purchasers and acts of nature. Although Fidelity's underwriting standards are intended to protect Fidelity against adverse general and local real estate trends, declines in real estate markets could adversely impact the demand for new real estate loans, the value of the collateral securing Fidelity's loans and the results of operations and financial condition of Fidelity.

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

                                     PART II


ITEM 5.  MARKET FOR FIDELITY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         STOCK. Fidelity's Common Stock is listed on the Nasdaq National Market under the trading symbol LION. There were approximately 750 shareholders of record and approximately 2,000 beneficial owners whose shares of Fidelity's Common Stock are held by brokers, dealers and their nominees as of March 7, 2002.

         Market prices of the Fidelity's Common Stock included on the inside back cover of the 2001 Annual Report to Shareholders are incorporated herein by reference. The last sale price on December 31, 2001, was $7.30.


         DIVIDENDS. Fidelity paid four (4) quarterly cash dividends of $.05 per share on the Common Stock in 2001 and 2000.

         Restrictions on Dividends - Indenture. The indenture ("Indenture") relating to the 8 1/2% Subordinated Notes ("Notes") provides that Fidelity may not pay cash dividends on its capital stock or redeem any shares of its capital stock if the cumulative dividends and redemptions would exceed cumulative consolidated net income of Fidelity for the three-year period ending on the dividend declaration date or redemption date. In addition, no dividend can be declared on the capital stock if an event of default has occurred and is continuing under the Notes, including the failure to pay interest on such indebtedness or default on other indebtedness exceeding $1 million. See Note 8 to Fidelity's 2001 Annual Report to Shareholders.

         Fidelity currently is not in default on the covenant of the Indenture restricting dividend payments.

         Restrictions on Dividends by the Bank - Regulations. Under the regulations of the OCC the Bank may declare dividends out of net profits. The approval of the OCC is required if the total of all dividends declared by the Bank exceeds the total of its net profits for the year, combined with its retained net profits for the preceding two years. The payment of dividends by the Bank may also be affected or limited by other factors, such as the requirement to maintain capital above regulatory guidelines. At December 31, 2001, the Bank's shareholders' equity totaled approximately $79.6 million. Based on the regulations of the OCC and limitations set in the Letter Agreement, the Bank could pay $2.5 million in dividends with OCC regulatory approval. In 2001 and 2000, the Bank paid dividends to Fidelity aggregating $2.4 million and $1.2 million, respectively on its common stock and $1.2 million and $975,556 million, respectively on its Preferred Stock.

         In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could preclude the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice.

         Restrictions on Dividends by FNB - OCC Agreement. The OCC Letter Agreement permits FNB to pay dividends on its preferred stock and on FNB's common stock only when there is no supervisory objection.

         Restrictions on Dividends by Fidelity - Board Resolution. Fidelity's Board of Directors on March 21, 2002, adopted a resolution requested by the Federal Reserve Bank of Atlanta ("Board Resolution"). The Board Resolution, which related to the Federal Reserve Bank's inspection of Fidelity as of December 31, 2000 and September 30, 2001, among other things, prohibits Fidelity from redeeming its capital stock, paying dividends on its Common Stock or incurring debt without the prior approval of the FRB. The Board Resolution continues until cancelled by the FRB.

ITEM 6.  SELECTED FINANCIAL DATA

         Selected financial data for each of the five years ended December 31, 2001, is included in Fidelity's 2001 Annual Report to Shareholders (page 10) and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis of financial condition and results of operations appear under the caption "Consolidated Financial Review" of Fidelity's 2001 Annual Report to Shareholders (pages 11 to 32 and is incorporated herein by reference).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The discussion on Market Risk appears under the caption "Consolidated Financial Review" of Fidelity's 2001 Annual Report to Shareholder (pages 18 to
20) and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Report of Independent Auditors, the Consolidated Financial Statements and Notes to the Consolidated Financial Statements of Fidelity's 2001 Annual Report to Shareholders (pages 33 to 57) are incorporated herein by reference. Quarterly Financial Information on pages 31 and 32 of Fidelity's 2001 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF FIDELITY

         The information to be contained under the heading "Information About Nominees for Director" in the definitive Proxy Statement to be sent to shareholders in connection with the solicitation of proxies for Fidelity's 2002 Annual Meeting of Shareholders to be held on April 24, 2002 to be filed with the Commission, is incorporated herein by reference. Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of Fidelity is included in Item 1 of this Report.

ITEM 11. EXECUTIVE COMPENSATION

         The information to be contained under the headings "Executive Compensation," "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation" in the definitive Proxy Statement to be sent to shareholders in connection with the solicitation of proxies for Fidelity's Annual Meeting of Shareholders to be held on April 24, 2002, to be filed with the Commission, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information to be contained under the heading "Voting Securities and Principal Holders" in the definitive Proxy Statement to be sent to shareholders in connection with the solicitation of proxies for Fidelity's 2002 Annual Meeting of Shareholders to be held on April 24, 2002, to be filed with the Commission, is incorporated herein by reference. For purposes of determining the aggregate market value of Fidelity's voting stock held by non-affiliates, shares held by all Fidelity directors and executive officers have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of Fidelity as defined by the Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information to be contained under the heading "Compensation Committee Interlocks and Insider Participation" in the definitive Proxy Statement to be sent to shareholders in connection with the solicitation of proxies for Fidelity's 2002 Annual Meeting of Shareholders to be held on April 24, 2002, to be filed with the Commission, is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements.

         The following consolidated financial statements and notes thereto of Fidelity are incorporated by reference in Item 8 of this Report:

         Report of Independent Auditors

         Consolidated Balance Sheets - December 31, 2001, and December 31, 2000

         Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

         Notes to Consolidated Financial Statements - December 31, 2001

(2)      Financial Statement Schedules.


         No financial statement schedules are required to be filed or included as part of this Report on Form 10-K.

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

                 *10(d)             The Stock Option Plan (incorporated by
                                    reference to Exhibit A of the Proxy
                                    Statement of Fidelity dated April 21, 1997, for the 1997 Annual Meeting of Shareholders).

                 *10(e)             Stock Option Agreement between Larry D.
                                    Peterson and Fidelity (included as Exhibit
                                    10(C) to Registration Statement on Form S-2,
                                    No. 333-36377, which is incorporated herein by reference).

                 *10(f)             Stock Option Agreement between James B.
                                    Miller, Jr. and Fidelity (included as
                                    Exhibit 10(D) to Registration Statement on
                                    Form S-2, No. 333-36377, which is
                                    incorporated herein by reference).

                 10(g)              Common Stock Purchase Warrant issued to
                                    Raymond James & Associates, Inc. dated
                                    December 12, 1997 (included as Exhibit 10(e) to Registration Statement on Form S-2, No.
                                    333-36377, which is incorporated by
                                    reference).

                 *10(h)             Employment Agreement among Fidelity, the
                                    Bank and Larry D. Peterson dated as of
                                    September 15, 2000.

                 13 2001 Annual Report to Shareholders. Pages 10 through 57.

                 21                 Subsidiaries of Fidelity

                 23                 Consent of Ernst & Young LLP

                 24                 Powers of Attorney

----------
* management contract or compensatory arrangement required to be filed as an exhibit.

                  (b)      Reports on Form 8-K. None.

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

                                    FIDELITY NATIONAL CORPORATION


                                    By: /s/ James B. Miller, Jr.
                                        ---------------------------------------
                                               James B. Miller, Jr.
                                              Chairman of the Board
                                                  March 28, 2002

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Fidelity National Corporation and in the capacities and on the dates indicated.

                  /s/ James B. Miller, Jr.                                      Date: March 28, 2002
---------------------------------------------------------
                  James B. Miller, Jr.
            Chairman of the Board and Director
               (Principal Executive Officer)


                 /s/ M. Howard Griffith, Jr.                                    Date:  March 28, 2002
---------------------------------------------------------
                  M. Howard Griffith, Jr.
                  Chief Financial Officer
         (Principal Financial and Accounting Officer)



*                                                                               Date:  March 28, 2002
---------------------------------------------------------
                    David R. Bockel
                        Director


*                                                                               Date:  March 28, 2002
---------------------------------------------------------
                  Edward G. Bowen, M.D.
                        Director


*                                                                               Date:  March 28, 2002
---------------------------------------------------------
                     Carl I. Gable
                        Director


*                                                                               Date:  March 28, 2002
---------------------------------------------------------
                     Kevin S. King
                        Director


*                                                                               Date:  March 28, 2002
---------------------------------------------------------
                  Larry D. Peterson
                        Director

*                                                                      Date:  March 28, 2002
---------------------------------------------------------
                   Robert J. Rutland
                        Director


*                                                                      Date:  March 28, 2002
---------------------------------------------------------
                  W. Clyde Shepherd, Jr.
                        Director


*                                                                      Date:  March 28, 2002
---------------------------------------------------------
                  Rankin M. Smith, Jr.
                        Director


*                 /s/ M. Howard Griffith, Jr.                          Date:  March 28, 2002
---------------------------------------------------------
                  M. Howard Griffith, Jr.
                      Attorney-in-fact