Form 10-Q
period 2002-03-31
FIDELITY NATIONAL CORP /GA/
filed 2002-05-02
CIK 822662

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended     March 31, 2002
                               ---------------------

Commission File Number:          0-22374
                        -----------------

                         Fidelity National Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Georgia                                              58-1416811
-------------------------------------------------------------------------------
 (State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                           Identification No.)

    3490 Piedmont Road, Suite 1550                            Atlanta, GA 30305
-------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                 (404) 639-6500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                 Shares Outstanding at April 30, 2002
---------------------------                    -----------------------------------
Common Stock, no par value                                   8,843,487

                         FIDELITY NATIONAL CORPORATION

                                     INDEX

                                                                                         Page Number
                                                                                         -----------

Part I.       Financial Information

    Item l.   Financial Statements

              Consolidated Balance Sheets March 31, 2002, (unaudited) and
              December 31, 2001                                                             1

              Consolidated Statements of Operations (unaudited)
              Three Months Ended March 31, 2002 and 2001                                    2

              Consolidated Statements of Cash Flows (unaudited) Three Months
              Ended March 31, 2002 and 2001                                                 3

              Notes to Consolidated Financial Statements (unaudited)                        4-7

    Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                         7-15

Part II.      Other Information

    Item 3.   Quantitative and Qualitative Disclosures about Market Risk
              (included in Part I Item 2)                                                   11

    Item 5.   Other Information                                                             15

    Item 6.   Exhibits and Reports on Form 8-K                                              16

Signature Page                                                                              16

                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                     (Unaudited)
                                                                                      March 31,            December 31,
                                                                                        2002                  2001
                                                                                    -------------         -------------

ASSETS
   Cash and due from banks                                                          $  22,289,527         $  34,170,060
   Interest-bearing deposits with banks                                                 1,485,658               760,507
   Federal funds sold                                                                  15,866,392            23,117,592
   Investment securities available-for-sale                                            81,747,960            88,425,882
   Investment securities held-to-maturity  (approximate fair value of
       $11,034,450 and $11,962,682 at March 31, 2002, and December 31, 2001,
       respectively)                                                                   11,022,939            11,903,158
   Loans held-for-sale                                                                 26,198,146            59,496,203
   Loans                                                                              766,256,048           741,762,010
   Allowance for loan losses                                                          (11,001,159)          (10,349,919)
                                                                                    -------------         -------------
   Loans, net                                                                         755,254,889           731,412,091
   Premises and equipment, net                                                         15,766,046            16,352,739
   Other real estate                                                                    3,948,980             4,371,434
   Accrued interest receivable                                                          5,706,709             5,870,171
   Other assets                                                                        18,511,636            18,335,693
                                                                                    -------------         -------------
                 Total assets                                                       $ 957,798,882         $ 994,215,530
                                                                                    =============         =============

LIABILITIES
   Deposits
       Noninterest-bearing demand deposits                                          $ 104,021,691         $ 112,557,000
       Interest-bearing deposits:
            Demand and money market                                                   135,196,961           120,094,961
            Savings                                                                   112,471,439           101,172,071
            Time deposits, $100,000 and over                                          160,907,223           165,626,627
            Other time deposits                                                       286,887,563           318,630,233
                                                                                    -------------         -------------
                 Total deposits                                                       799,484,877           818,080,892
   Federal Home Loan Bank short-term borrowings                                        15,000,000            10,000,000
   Other short-term borrowings                                                         12,038,013            32,362,467
   Trust preferred securities                                                          20,500,000            20,500,000
   Other long-term debt                                                                41,833,911            46,833,911
   Accrued interest payable                                                             3,482,499             4,441,467
   Other liabilities                                                                    4,797,923             3,333,372
                                                                                    -------------         -------------
                 Total liabilities                                                    897,137,223           935,552,109
                                                                                    -------------         -------------

SHAREHOLDERS' EQUITY
Common stock, no par value. Authorized 50,000,000; issued 8,792,720;
   outstanding 8,781,628 in 2002 and 2001                                              39,816,731            39,816,731
Treasury stock                                                                            (69,325)              (69,325)
Accumulated other comprehensive loss, net of tax                                         (643,431)             (210,698)
Retained earnings                                                                      21,557,684            19,126,713
                                                                                    -------------         -------------
                  Total shareholders' equity                                           60,661,659            58,663,421
                                                                                    -------------         -------------
                  Total liabilities and shareholders' equity                        $ 957,798,882         $ 994,215,530
                                                                                    =============         =============

See accompanying notes to consolidated financial statements.

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                              Three Months Ended
                                                                  March 31,
                                                        -------------------------------
                                                           2002                  2001
                                                        -----------        ------------

INTEREST INCOME
     Loans, including fees                             $ 16,015,883        $ 18,913,100
     Investment securities                                1,488,148           1,336,447
     Federal funds sold                                      38,780             147,362
     Deposits with other banks                                8,164               6,583
                                                        -----------        ------------
       Total interest income                             17,550,975          20,403,492

INTEREST EXPENSE
     Deposits                                             6,729,828          10,362,918
     Short-term borrowings                                  400,742             538,232
     Trust preferred securities                             567,410             567,410
     Other long-term debt                                   612,523             646,722
                                                        -----------        ------------
       Total interest expense                             8,310,503          12,115,282
                                                        -----------        ------------

NET INTEREST INCOME                                       9,240,472           8,288,210
     Provision for loan losses                            2,500,000           1,800,000
                                                        -----------        ------------
NET INTEREST INCOME AFTER PROVISION FOR
     LOAN LOSSES                                          6,740,472           6,488,210

NONINTEREST INCOME
     Service charges on deposit accounts                  1,227,676             803,752
     Credit card and merchant activities                  4,604,432           1,172,745
     Mortgage banking activities                            535,150             370,657
     Brokerage activities                                   237,610             533,654
     Indirect lending activities                            803,662           1,263,750
     Securities gains, net                                   63,148              61,922
     Other                                                  748,729             761,010
                                                        -----------        ------------
       Total noninterest income                           8,220,407           4,967,490

NONINTEREST EXPENSE
     Salaries and employee benefits                       4,898,908           5,041,249
     Furniture and equipment                                896,837             829,822
     Net occupancy                                          836,612             926,084
     Credit card processing and transaction fees            864,130             896,378
     Communication expenses                                 443,850             565,741
     Professional and other services                      1,123,319           1,887,916
     Other                                                1,608,144           1,440,205
                                                        -----------        ------------
       Total noninterest expense                         10,671,800          11,587,395
                                                        -----------        ------------
     Income (loss) before income taxes                    4,289,079            (131,695)
     Income tax expense (benefit)                         1,419,028            (114,476)
                                                        -----------        ------------

NET INCOME (LOSS)                                      $  2,870,051        $    (17,219)
                                                        ===========        ============
BASIC AND DILUTED EARNINGS PER SHARE                   $       0.33        $       0.00
                                                        ===========        ============
DIVIDENDS DECLARED PER SHARE                           $       0.05        $       0.05
                                                        ===========        ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                8,781,628           8,781,628
                                                        ===========        ============

See accompanying notes to consolidated financial statements.

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                 Three Months Ended
                                                                                                    March 31,
                                                                                         ---------------------------------
                                                                                            2002                 2001
                                                                                         ------------         ------------

OPERATING ACTIVITIES
     Net income (loss)                                                                   $  2,870,051         $    (17,219)
     Adjustments to reconcile net income (loss) to net cash provided by (used
         in) operating activities:
         Provision for loan losses                                                          2,500,000            1,800,000
         Depreciation and amortization of premises and equipment                              686,123              711,759
         Securities gains (net)                                                               (63,148)             (61,922)
         Gain on loan sales                                                                  (238,697)            (401,738)
         Proceeds from sale of other real estate                                              499,507              592,572
         Net decrease (increase) in loans held-for-sale                                    33,298,057          (33,432,521)
         Net decrease in accrued interest receivable                                          163,462              526,367
         Net (decrease) increase in accrued interest payable                                 (958,968)             952,390
         Net increase in other assets                                                        (175,943)          (1,577,359)
         Net increase in other liabilities                                                  1,464,551            6,369,073
         Other                                                                               (432,733)            (272,498)
                                                                                         ------------         ------------
              Net cash flows provided by (used in) operating activities                    39,612,262          (24,811,096)

INVESTING ACTIVITIES
     Purchases of investment securities held-to-maturity                                           --             (680,000)
     Maturities of investment securities held-to-maturity                                     880,219              548,167
     Calls of investment securities held-to-maturity                                               --            4,990,051
     Sales and calls of investment securities available-for-sale                            2,010,000            4,914,167
     Maturities of investment securities available-for-sale                                 4,731,070            1,318,981
     Net increase in loans                                                                (55,713,114)         (32,484,293)
     Purchases of premises and equipment                                                      (99,430)            (112,559)
     Proceeds from sale of loans                                                           29,531,960           22,928,332
                                                                                         ------------         ------------
              Net cash flows (used in) provided by investing activities                   (18,659,295)           1,422,846

FINANCING ACTIVITIES
     Net increase in demand deposits, money market accounts, and savings accounts          17,866,059            3,307,623
     Net (decrease) increase in time deposits                                             (36,462,074)          23,395,060
     Net (decrease) increase in short-term borrowings                                     (15,324,454)             346,500
     Net (decrease) increase in long-term borrowings                                       (5,000,000)          15,000,000
     Dividends paid                                                                          (439,080)            (439,083)
                                                                                         ------------         ------------
              Net cash flows (used in) provided by financing activities                   (39,359,549)          41,610,100
                                                                                         ------------         ------------
              Net (decrease) increase in cash and cash equivalents                        (18,406,582)          18,221,850

Cash and cash equivalents, beginning of period                                             58,048,159           43,016,771
                                                                                         ------------         ------------
Cash and cash equivalents, end of period                                                 $ 39,641,577         $ 61,238,621
                                                                                         ============         ============

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
              Interest                                                                   $  9,269,472         $ 11,162,892
                                                                                         ============         ============
              Income taxes                                                               $         --         $         --
                                                                                         ============         ============
Non-cash transfers to other real estate                                                  $    246,000         $         --
                                                                                         ============         ============

See accompanying notes to consolidated financial statements.

                         FIDELITY NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 2002


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Fidelity National Corporation and subsidiaries ("Fidelity") have been prepared in accordance with accounting principles generally accepted in the United States followed within the financial services industry for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. All such adjustments are normal recurring accruals. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These statements and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements and notes thereto included in Fidelity's Annual Report and Form 10-K for the year ended December 31, 2001.

Note B - Shareholders' Equity

The Board of Governors of the Federal Reserve ("FRB") is the principal regulator of Fidelity National Corporation ("FNC"), a bank holding company. The FRB and the OCC have established capital requirements as a function of their oversight of bank holding companies and nationally chartered banks. Each bank holding company and each bank must maintain the minimum capital ratios set forth in "Liquidity and Sources of Capital".

Fidelity National Bank (the "Bank") is a national banking association subject to Federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System and to banks whose deposits are insured by the Federal Deposit Insurance Corporation. The Bank is a wholly-owned subsidiary of Fidelity.

Fidelity and the Bank are principally regulated by the FRB and the Office of the Comptroller of the Currency (the "OCC"), respectively. At periodic intervals, the OCC examines and evaluates the financial condition, operations, and policies and procedures of nationally chartered banks, such as the Bank, as part of its legally prescribed oversight responsibilities.

See Note D - Regulatory Agreements, which describes certain agreements between FNC and the Bank with the FRB and the OCC, respectively, and additional capital ratio requirements for the Bank. Also see Note F - Subsequent events, regarding the exercise of warrants to purchase 150,000 shares of Fidelity common stock issued to the underwriter of Fidelity's initial public offering in December 1997.

During the three month period ended March 31, 2002, Fidelity declared and paid dividends on its common stock of $.05 per share totaling approximately $439,000.

Note C - Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS No. 141"), effective for business combinations initiated after June 30, 2001. Under SFAS No. 141, the pooling of interests method of accounting for business combinations is eliminated. The adoption of this statement did not have a material financial impact on Fidelity's results of operations or financial position.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The adoption of this statement did not have a material financial impact on Fidelity's results of operations or financial position.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), effective for fiscal years beginning after December 15, 2001, and applied prospectively. SFAS No. 144 superceded SFAS No. 121 and APB 30. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 related to the recognition and measurement of long-lived assets. SFAS No. 144 provides more guidance on estimating cash flows when performing a recoverability test. Furthermore, SFAS No. 144 requires that operating losses from a "component of an entity" would be recognized in the period in which they occur rather than as of the measurement date as presently required by APB 30. When Fidelity adopted this statement on January 1, 2002, and it is not expected to have a material financial impact on Fidelity's results of operations or financial position.

Note D - Regulatory Agreements

         Agreement with the FRB

On March 21, 2002, FNC's Board of Directors adopted a resolution requested by the Federal Reserve Bank of Atlanta ("Board Resolution"). The Board Resolution, which related to the Federal Reserve Bank's inspection of Fidelity as of December 31, 2000 and September 30, 2001, among other things, prohibits Fidelity from redeeming its common stock, paying dividends on its common stock or incurring debt without the prior approval of the FRB. The Board Resolution continues until the requirements are cancelled by the FRB.

         Agreements with the OCC

On December 21, 2000, the Bank, through its Board of Directors, consented to the issuance of a Consent Order (the "Order") by the OCC relating to the Trust Department of the Bank. On September 5, 2001, the Bank entered into an agreement with the OCC stemming from the OCC's examination as of December 31, 2000 (the "Letter Agreement").

The Order provides, among other things, that the Bank (i) appoint a "Compliance Committee;" (ii) shall not solicit or accept any new trust accounts or new trust relationships for an indefinite period; (iii) engage a Certified Public Accounting firm to review and evaluate the Bank's Trust Department accounts and operations including its administration of self-directed individual retirement accounts ("SDIRAs"); (iv) engage the services of a law firm to review and evaluate the Bank's Trust Department accounts and operations including its administration of SDIRAs; (v) Board of Directors shall ensure that the Bank has an appropriate Trust Department manager;

(vi) review and revise its written program and policies and procedures as they relate to the Bank Secrecy Act; (vii) develop, implement and thereafter ensure adherence to written program for filing Suspicious Activity Reports; and (viii) take all necessary actions to ensure that the Trust Department's books, records and management information systems are maintained in a complete and accurate condition, among other things.

The Bank's Letter Agreement calls for, among other things (i) the appointment of a Compliance Committee; (ii) total Bank capital of 11% of risk-weighted assets and a leverage ratio of 8% of adjusted total assets; (iii) three-year strategic and capital plans, revised as necessary; (iv) payment of Bank dividends only when there is no supervisory objection; (v) formalizing the process for reviewing new product offerings; (vi) the Board of Directors to review its current organization structure and management capabilities and strengthen management, as required; (vii) a review of loan policies, loan management information systems, and the internal loan review process especially related to criticized assets, nonaccrual loans and the allowance for loan losses; and (viii) revisions to the internal audit process.

The Compliance Committee for both the Order and the Letter Agreement is comprised of three members of the Board of Directors of the Bank, none of whom is an employee of the Bank. The Compliance Committee, which meets monthly and reports to the Board of Directors and the OCC, is responsible for monitoring and coordinating compliance by the Bank with the Order and the Letter Agreement. The Bank sold its business of administrating SDIRAs in December 2000 and on December 1, 2001, entered into a strategic alliance with Reliance Trust Company ("RTC"). Under the alliance, the Bank's trust accounts became a part of RTC's trust and asset management business.

The Bank periodically submits reports to the OCC evidencing compliance with the Order and the Letter Agreement. At March 31, 2002, the Bank had substantially completed or addressed all of the provisions of the Order and the Letter Agreement and continues to be in compliance with the ongoing provisions of both. Fidelity does not expect to incur significant additional costs to comply with the Order or the Letter Agreement, as most items have already been addressed or can be addressed internally. Even though the Bank may meet the requirements of the Order and the Letter Agreement, both continue to be in effect until such time as they are amended or terminated by the OCC.

Note E - Contingencies

In the conduct of its business, Fidelity is subject to various claims, lawsuits and arbitration proceedings which arise in the normal course of business. These matters include a recent arbitration award against Fidelity's securities broker subsidiary in the aggregate amount of approximately $600,000 plus interest and fees. On the basis of present information, anticipated insurance coverage and advice received from counsel, it is management's opinion that the arbitration award and the disposition or ultimate determination of pending claims, lawsuits and proceedings will not have a material adverse impact on Fidelity's consolidated results of operations or its consolidated financial position.

Note F - Subsequent Events

In December 1997, Fidelity sold 3,450,000 shares of common stock at a price of $7.50 per share in a public offering. In connection with the public offering, Fidelity issued to the primary underwriter warrants to purchase 150,000 shares of common stock at a purchase price of $8.25 per share. The warrants were exercisable during the four-year period commencing December 12, 1998.

On April 11, 2002, the primary underwriter exercised its rights to purchase 50,000 shares of Fidelity common stock at $8.25 per share. In addition, upon the cashless exercise of the remaining 100,000 shares pursuant to the warrant, Fidelity issued 11,859 shares of common stock. The 50,000 shares purchased by the underwriter have been registered on Form S-3, which became effective on April 19, 2002, may be sold at any time thereafter.

Note G - Other Comprehensive (Loss) Gain

Fidelity's other comprehensive (loss) gain item is related to unrealized gains and losses on investment securities classified as available-for-sale and reclassification adjustments for gains and losses on securities sales and calls included in net income. All other comprehensive (loss) gain items are tax affected at a rate of 34%. During the first quarter of 2002, total other comprehensive loss net of taxes was $432,733. The other comprehensive gain net of taxes was $545,631 for the comparable period of 2001.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis reviews important factors affecting Fidelity's financial condition at March 31, 2002, compared to December 31, 2001, and compares the results of operations for the three month periods ended March 31, 2002 and 2001. These comments should be read in conjunction with Fidelity's consolidated financial statements and accompanying notes appearing in this report.

ASSETS

Total assets were $958 million at March 31, 2002, compared to $994 million at December 31, 2001, a decrease of $36 million or 3.7%. Loans increased $24 million or 3.3% to $766 million at March 31, 2002, and loans held-for-sale decreased $33 million or 56.0% to $26 million. The increase in total loans was primarily a result of the growth in commercial loans of $1 million or 1.5% to $65 million, the growth in construction loans of $2 million or 1.9% to $100 million, the growth in consumer loans of $20 million or 6.4% to $339 million and a $7 million increase in mortgage loans to $187 million, offset in part by a decline of $6 million or 7.0% in credit card loans to $76 million.

The increase in consumer loans was attributable to the management decision to retain additional indirect automobile loan balances in the consumer loan portfolio to enhance revenues, thus contributing to the decline in the loans held-for-sale balance during the first quarter of 2002.

The following schedule summarizes Fidelity's total loans at March 31, 2002, and December 31, 2001 (dollars in thousands):


                                              March 31,     December 31,
                                                2002           2001
                                              ---------     ------------

TOTAL LOANS:
Commercial, financial and agricultural        $ 64,916        $ 63,932
Real estate - construction                      99,891          98,051
Real estate - mortgage                         186,949         179,821
Consumer installment                           338,980         318,724
Credit cards                                    75,520          81,234
                                              --------        --------
Loans                                          766,256         741,762
Loans held-for-sale:
    Mortgage loans                               6,198          14,996
    Indirect auto loans                         20,000          44,500
                                              --------        --------
    Total loans held-for-sale                   26,198          59,496
                                              --------        --------
Total loans                                   $792,454        $801,258
                                              ========        ========

ASSET QUALITY

The following schedule summarizes Fidelity's asset quality position at March 31, 2002, and December 31, 2001 (dollars in thousands):


                                                                                                  March 31,          December 31,
                                                                                                    2002                 2001
                                                                                                  ---------          ------------

Nonperforming assets:
    Nonaccrual loans                                                                               $ 3,182             $ 3,654
    Repossessions                                                                                    1,274                 958
    Other real estate                                                                                3,949               4,371
                                                                                                   -------             -------
    Total nonperforming assets                                                                     $ 8,405             $ 8,984
                                                                                                   =======             =======

Loans 90 days past due and still accruing                                                          $ 1,757             $ 2,192
                                                                                                   =======             =======

Allowance for loan losses                                                                          $11,001             $10,350
                                                                                                   =======             =======

Ratio of past due loans to loans                                                                       .23%                .30%
                                                                                                   =======             =======

Ratio of nonperforming assets to loans and repossessions                                              1.10%               1.21%
                                                                                                   =======             =======

Allowance to period-end loans                                                                         1.44%               1.40%
                                                                                                   =======             =======

Allowance to nonperforming loans and repossessions (coverage ratio)                                   2.47x               2.24x
                                                                                                   =======             =======

Management is not aware of any potential problem loans other than those disclosed in the table above, which includes all loans recommended for classification by regulators, which would have a material adverse impact on asset quality.

DEPOSITS

Total deposits at March 31, 2002, were $799 million compared to $818 million at December 31, 2001, a 2.3% decrease. During this period, total liabilities decreased $38 million or 4.1% to $897 million. The increases in deposits occurred in interest-bearing demand and money market accounts, which increased $15 million or 12.6% to $135 million and in savings, which increased $11 million or 11.2% to $112 million, offset in part by a decrease in noninterest-bearing demand deposits of $9 million or 7.6% to $104 million. Time deposits $100,000 and over and other time deposits at March 31, 2002, totaled $448 million compared to $484 million at December 31, 2001, a decrease of $36 million or 7.5%. The decline in time deposits was due to modest balance sheet adjustments conservative pricing to continue the improvement in the interest margin, conservative pricing that caused a migration of time deposits to transaction accounts in anticipation of rising rates during 2002 and aggressive competitive time deposit advertising and aggressive competitive pricing in the metropolitan Atlanta market.

OTHER BORROWINGS

Federal Home Loan Bank short-term borrowings totaled $15 million at March 31, 2002, an increase of $5 million or 50.0% compared to borrowings at December 31, 2001. Other short-term borrowings consist of overnight and term repurchase agreements and borrowings under unsecured short-term lines of credit available with other financial institutions. Other short-term borrowings decreased $20 million or 62.8% to $12 million at March 31, 2002, compared to other short-term borrowings at December 31, 2001, primarily as a result of the repayment of term repurchase agreements at maturity.

Other long-term debt consists of long-term borrowings from the Federal Home Loan Bank ("FHLB") and junior subordinated capital notes and totaled $42 million and $47 million at March 31, 2002, and December 31, 2001, respectively. The $5 million decrease was the net result of a $15 million borrowing from the FHLB in February 2001 with a two year term to maturity, which was reclassified to short-term borrowings during the first quarter and the renewal of a $10 million borrowing maturing during the first quarter of 2002 for a two year term.

TRUST PREFERRED SECURITIES

Trust preferred securities, substantially all of which is included in regulatory Tier 1 capital, totaled $20.5 million at March 31, 2002 and December 31, 2001 and consisted of two offerings issued during 2000.

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

Sources of liquidity include cash and cash equivalents, net of Federal requirements to maintain reserves against deposit liabilities; investment securities eligible for sale or pledging to secure borrowings from dealers and customers pursuant to securities sold under agreements to repurchase ("repurchase agreements"); loan repayments; loan sales; deposits and certain interest-sensitive deposits; a collateralized contingent line of credit at the Federal Reserve Bank Discount Window; a collateralized line of credit from the Federal Home Loan Bank of Atlanta; and borrowings under unsecured overnight Federal funds lines available from correspondent banks. During the first three months of 2002, the Bank sold $28 million in newly originated and held-for-sale indirect automobile loans compared to the sale of $23 million in the first three months of 2001. In addition to interest rate-sensitive deposits, the Bank's principal demand for liquidity is anticipated fundings under credit commitments to customers.

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

Fidelity has unused sources of liquidity in the form of unused Federal funds lines totaling $26 million, unpledged securities of $18 million, nationally sourced time deposits available through investment banking firms, and additional FHLB and FRB lines of credit, subject to available qualifying collateral, at March 31, 2002.

SHAREHOLDERS' EQUITY

Shareholders' equity was $61 million at March 31, 2002, and $59 million at December 31, 2001. Shareholders' equity as a percent of total assets was 6.3% at March 31, 2002, compared to 5.9% at December 31, 2001.

At March 31, 2002, and December 31, 2001, Fidelity exceeded all capital ratios required by the FRB, as reflected in the schedule below:


                                        FRB                          Fidelity Ratios
                           ----------------------------        -----------------------------
                            Adequately          Well           March 31,        December 31,
Capital Ratios:            Capitalized      Capitalized          2002               2001
---------------            -----------      -----------        ---------        ------------

Leverage                      3.00%             5.00%             8.39%             8.12%
Risk-Based Capital
    Tier I                    4.00              6.00              9.58              9.08
    Total                     8.00             10.00             11.89             11.77

The table below sets forth the capital requirements for the Bank under OCC regulations and the OCC Letter Agreement, as well as the Bank's capital ratios at March 31, 2002 and December 31, 2001, respectively:


                                          OCC Regulations                              Bank Ratios
                          ----------------------------------------------        -------------------------------
                           Adequately           Well             Letter         March 31,          December 31,
Capital Ratios:           Capitalized        Capitalized       Agreement          2002                 2001
---------------           -----------        -----------       ---------        ---------          ------------

Leverage                      4.00%             5.00%             8.00%             8.48%             8.27%
Risk-Based Capital
    Tier I                    4.00              6.00                --              9.70              9.25
    Total                     8.00             10.00             11.00             11.73             11.38

For additional information, including certain regulatory agreements, see page 4, Note B, pages 5 and 6, Note D and pages 6 and 7, Note F of the Notes to Consolidated Financial Statements.

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

The static gap analysis is a useful tool to measure interest rate sensitivity at a point in time and is utilized in developing the more critical rate shock analysis in assessing interest rate risk. The interest rate sensitivity structure within Fidelity's balance sheet at March 31, 2002, reflects a net interest sensitivity liability gap of 4.0% when projecting forward one year. In the near term, defined as 90 days, Fidelity has a net interest sensitivity asset gap of 9.2%. When projecting forward six months, Fidelity has a net interest sensitivity asset gap of 1.7%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of callable securities and certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income.

At March 31, 2002, the 31-60 day asset maturity and repricing total included $20 million of indirect automobile loans classified as held-for-sale. When these loans are sold, Fidelity will become less interest sensitive in the one year time horizon. Fidelity's policy states that the cumulative net interest sensitivity gap at the six month and one year periods should not exceed 10% and 15%, respectively. Any interest rate risk associated with the cumulative gap positions noted above was mitigated because of the net interest sensitivity asset gap in the near term and the net interest sensitivity liability gap at one year.

EARNINGS

Net income for the quarter ended March 31, 2002, was $2.9 million compared to a net loss of $17,000 for the comparable quarter of 2001. Basic and diluted earnings were $.33 per share for the first quarter of 2002 compared to $.00 per share for the same period in 2001. Net income for the first quarter of 2002 was significantly enhanced by a $3.5 million net pre-tax gain on the sale of Fidelity's merchant processing agreements, discussed more fully in the explanation of first quarter 2002 income from credit card and merchant activities.

NET INTEREST INCOME

Net interest income for the first quarter of 2002 was $9.2 million compared to $8.3 million for the same period in 2001, an increase of $1.0 million or 11.5%. The average balance of interest earning assets increased $12 million or 1.4% to $919 million for the three months ended March 31, 2002, when compared to the same period in 2001. The yield on interest earning assets for the first quarter of 2002 was 7.74%, a decline of 137 basis points when compared to the yield on interest earning assets for the same period in 2001. The yield on average loans outstanding for the period declined 143 basis points to 8.01% when compared to the same period in 2001 as a result of the Federal Reserve Board interest rate actions to stimulate the economy. During 2001, the Federal Reserve Board lowered interest rates eleven times throughout the year, which effectively lowered the prime rate by 475 basis points. In addition, balances outstanding in high yielding credit cards declined to 9.5% of total loans at March 31, 2002, compared to 10.1% of total loans at March 31, 2001.

The average balance of interest bearing liabilities increased $10 million or 1.2% during the first quarter of 2002 to $807 million and the rate on this average balance declined 199 basis points to 4.18% when compared to the same period in 2001. The significantly greater decline in the cost of interest bearing liabilities than the decline in the yield on interest earning assets provided a 37 basis point improvement in the interest margin to 4.08%.

PROVISION FOR LOAN LOSSES

The allowance for loan losses is established through provisions charged to operations. Such provisions are based on management's evaluation of the loan portfolio under current economic conditions, past loan and loss experience, adequacy of underlying collateral, and such other factors which, in management's judgment, deserve recognition in estimating loan losses. An analysis is separately performed for each major loan category. Loans are charged off when, in the opinion of management, such loans are deemed to be uncollectible. Subsequent recoveries are added to the allowance. On a quarterly basis, Credit Administration performs a formal review to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses.

Management believes the allowance for loan losses is adequate to provide for inherent loan losses. The provision for loan losses for the first three months of 2002 was $2.5 million compared to $1.8 million for the same period in 2001. The increase in the provision for the first three months of 2002 was primarily due to the softening of the economy and an increase in net charge-offs of $118,000 or 6.8% to $1.8 million when compared to the same period in 2001. The ratio of net charge-offs to average loans on an annualized basis for the three months ended March 31, 2002, increased slightly to .99% compared to .91% for the same period in 2001. The allowance for loan losses as a percentage of loans at March 31, 2002, was 1.44% compared to 1.37% at March 31, 2001.

The following schedule summarizes changes in the allowance for loan losses for the periods indicated (in thousands):


                                                                      Three Months Ended
                                                                          March 31,                     Year Ended
                                                                 ---------------------------           December 31,
                                                                   2002               2001                 2001
                                                                 -------             -------           ------------

Balance at beginning of period                                   $10,350             $10,504             $10,504
Charge-offs:
     Commercial, financial and agricultural                           --                  --                 659
     Real estate-construction                                         --                  --                  --
     Real estate-mortgage                                             21                  --                  --
     Consumer installment                                            745                 629               2,604
     Credit cards                                                  1,528               1,533               6,140
                                                                 -------             -------             -------
     Total charge-offs                                             2,294               2,162               9,403
                                                                 -------             -------             -------

Recoveries:
     Commercial, financial and agricultural                           --                  20                  37
     Real estate-construction                                         --                  --                  --
     Real estate-mortgage                                             --                  --                  --
     Consumer installment                                            177                 138                 623
     Credit cards                                                    268                 273               1,139
                                                                 -------             -------             -------
     Total recoveries                                                445                 431               1,799
                                                                 -------             -------             -------

Net charge-offs                                                    1,849               1,731               7,604
Provision for loan losses                                          2,500               1,800               7,450
                                                                 -------             -------             -------
Balance at end of period                                         $11,001             $10,573             $10,350
                                                                 =======             =======             =======
Ratio of net charge-offs to average loans                            .99%                .91%               1.01%
Allowance  for loan losses as a  percentage  of loans
     at end of period                                               1.44                1.37                1.40

NONINTEREST INCOME

Noninterest income was $8.2 million and $5.0 million for the first quarter of 2002 and 2001, respectively, an increase of $3.3 million or 65.5%. Noninterest income for the first quarter of 2002 was significantly enhanced by the $3.5 million net pre-tax gain on the sale of Fidelity's merchant processing agreements. Significant increases in income from service charges on deposit accounts and mortgage banking activities were offset by reduced income from brokerage activities and indirect lending activities.

Service charges on deposit accounts increased $424,000 or 52.7% to $1.2 million during the first three months of 2002 compared to the same period last year, due primarily to the revenue enhancement initiatives implemented during the second half of 2001.

Credit card and merchant activities income increased $3.4 million or 292.6% to $4.6 million during the three month period ended March 31, 2002, compared to the same period last year, due primarily the net pre-tax gain of $3.5 million on the sale of Fidelity's merchant processing agreements to a major merchant processing services provider. In a long-term alliance created in conjunction with that sale, the purchaser will provide a sales staff to generate additional merchant services clients, and Fidelity will participate in net revenues generated from any new merchant services business relationships developed after March 1, 2002.

Income from mortgage banking activities increased $164,000 or 44.4% to $535,000 during the quarter ended March 31, 2002, compared to the same period in 2001, due to increased sales of residential mortgage loans originated for sale as a result of the increase in home sales and refinancings generated in part because of historically low interest rates in the latter half of 2001 and the first quarter of 2002.

Income from brokerage activities declined $296,000 to $238,000 for the three month period ended March 31, 2002, when compared to the same period in 2001, primarily as a result of a decline in retail volume due to economic uncertainties and the residual effects of last year's poorly performing stock market.

Income from indirect lending activities decreased $460,000 to $804,000 in the first quarter of 2002 compared to the first quarter of 2001. There was a $326,000 decrease in gains on sales of loans due to a tightening market for indirect automobile loan sales and a decrease in servicing fees and ancillary income of $134,000 from loans serviced for others due in part to rapid prepayments and declines in balances serviced.

NONINTEREST EXPENSE

Noninterest expense was $10.7 million and $11.6 million for the three month periods ended March 31, 2002, and March 31, 2001, respectively. The decline was primarily due to the fact that, during the first quarter of 2001, Fidelity incurred approximately $1.3 million in expenses for consulting and other professional services related to the trust lines of business to comply with the provisions of a regulatory consent order and to develop and implement improved procedures, practices and processes.

Salaries and employee benefits expenses decreased 2.8% or $142,000 to $4.9 million in the first quarter of 2002 compared to the first quarter of 2001. The decrease was attributable to a decline in full time equivalent employees to 398 at March 31, 2002, from 426 at March 31, 2001, offset in part by merit and promotional increases and rising benefit costs.

Furniture and equipment expenses increased $67,000 or 8.1% to $897,000 in the first quarter of 2002 compared to the same period in 2001, primarily related to certain hardware and software to be replaced during 2002.

Occupancy expenses decreased $89,000 or 9.7% to $837,000 in the first quarter of 2002 compared to the same period in 2001, as a result of the increased subleasing of excess office space during the second and third quarters of 2001.

Communication expenses declined $122,000 or 21.6% to $444,000 in the first quarter of 2002 compared to the same period in 2001, primarily due to declines in telephone expenses.

Professional and other services expenses declined $.8 million to $1.1 million in the first quarter of 2002 compared to the first quarter of 2001, primarily because of a decline of $1.2 million in expenses for trust related consulting and other professional services to comply with the provisions of a regulatory consent order and develop and implement procedures, practices and processes, offset in part by increases in audit and other professional services fees.

Other noninterest expenses increased $168,000 or 11.7% to $1.6 million in the first quarter of 2002 compared to the first quarter of 2001, primarily because of expenses and charge-offs related to other real estate and increases in regulatory fees.

PROVISION FOR INCOME TAXES

The provision for income taxes for the first quarter of 2002 was $1,419,028 compared to a benefit of $114,000 for the same period in 2001. These changes were due to changes in taxable income (loss) and the reduction of the income tax accrual rate from 38% to 34% as a result of state income tax credit carryforwards.

FORWARD-LOOKING STATEMENTS

This discussion and analysis contains certain forward-looking statements including statements relating to present or future trends or factors generally affecting the banking industry and specifically affecting Fidelity's operations, markets and products. Without limiting the foregoing, the words "believes," "anticipates," "intends," "expects" or similar expressions are intended to identify forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Actual results could differ materially from those projected for many reasons, including, without limitation, changing events and trends that have influenced Fidelity's assumptions but that are beyond Fidelity's control. These trends and events include (i) changes in the interest rate environment which may reduce margins,
(ii) non-achievement of expected growth, (iii) less favorable than anticipated changes in the national and local business environment and securities markets,
(iv) adverse changes in the regulatory requirements affecting Fidelity, (v) greater competitive pressures among financial institutions in Fidelity's market, and (vi) greater loan losses than historic levels. Additional information and other factors that could affect future financial results are included in Fidelity's filings with the Securities and Exchange Commission, including the Annual Report and Form 10-K for 2001.

PART II - OTHER INFORMATION

                           ITEM 5. OTHER INFORMATION

In December 1997, Fidelity sold 3,450,000 shares of common stock at a price of $7.50 per share in a public offering. In connection with the public offering, Fidelity issued to Raymond James & Associates, Inc. ("Raymond James"), the primary underwriter, a warrant to purchase 150,000 shares of Common Stock at a purchase price of $8.25 per share. The warrant was exercisable during the four-year period commencing December 12, 1998.

On April 16, 2002, Fidelity filed with the Securities and Exchange Commission a Registration Statement on Form S-3, registering 50,000 shares of common stock that were acquired on April 11, 2002, by Raymond James upon its exercise in part of the warrant granted on December 12, 1997. Fidelity will not receive any of the proceeds from the resale of the common stock, but received the proceeds upon the exercise a portion of the warrant to purchase 50,000 shares of common stock in the amount of $412,500.

Raymond James received 11,859 shares of common stock through the cashless exercise of the remainder of the warrant to purchase 100,000 shares of common stock. The shares were acquired in a private placement in compliance with
Section 4 (2) of the Securities Act and Rule 144 promulgated under the Securities Act. The 11,859 shares of common stock acquired through the cashless exercise portion of the warrant may be sold at any time hereafter, as the shares are currently transferable, by Raymond James in a brokerage transaction in accordance with Rule 144 promulgated under the Securities Act. Raymond James may sell the 50,000 shares at any time hereafter pursuant to the registration statement, which became effective on April 19, 2002.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Current Report on Form 8-K - On March 29, 2002, Fidelity filed a Report on Form 8-K, dated March 28, 2002, reporting under Item 5 Other Events, 1) the adoption of a Fidelity Board resolution requested by the Federal Reserve Bank of Atlanta which prohibits Fidelity from redeeming its common stock, paying dividends on its common stock or incurring debt without the prior approval of the Federal Reserve Bank and 2) the announcement of a strategic alliance and sales agreement for the provision of merchant customer payment processing services for Fidelity and the sale of Fidelity's merchant processing agreements for a pretax gain of approximately $3.5 million.

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


                                    FIDELITY NATIONAL CORPORATION
                                    -----------------------------
                                            (Registrant)

Date: May 2, 2002                   BY:    /s/ James B. Miller, Jr.
                                       ----------------------------------------
                                       James B. Miller, Jr.
                                       Chief Executive Officer


Date:  May 2, 2002                  BY:   /s/ M. Howard Griffith , Jr.
                                       ----------------------------------------
                                       M. Howard Griffith, Jr.
                                       Chief Financial Officer