Form 10-Q
period 2002-06-30
FIDELITY NATIONAL CORP /GA/
filed 2002-08-14
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	June 30, 2002

Commission File Number:	0-22374

Fidelity National Corporation

(Exact name of registrant as specified in its charter)

Georgia	58-1416811

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3490 Piedmont Road, Suite 1550	Atlanta, GA 30305

(Address of principal executive offices)	(Zip Code)

(404) 639-6500

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 31, 2002

Common Stock, no par value	8,850,568

FIDELITY NATIONAL CORPORATION

INDEX

			Page Number

Part I	Financial Information
	Item l.	Consolidated Financial Statements
		Consolidated Balance Sheets as of June 30, 2002 (unaudited) and December 31, 2001	1
		Consolidated Statements of Income (unaudited) for the Three Months Ended June 30, 2002 and 2001, and the Six Months Ended June 30, 2002 and 2001	2
		Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2002 and 2001	3
		Notes to Consolidated Financial Statements (unaudited)	4-6
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6-15
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk (included in Part I Item 2)	10
Part II	Other Information		15-16
	Item 5.	Other Information	15-16
	Item 6.	Exhibits and Reports on Form 8-K	16
Signature Page			16

PART I — FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2002	2001

Assets
Cash and due from banks	$26,929,995	$34,170,060
Interest-bearing deposits with banks	1,713,253	760,507
Federal funds sold	1,875,098	23,117,592
Investment securities available-for-sale	91,152,399	88,425,882
Investment securities held-to-maturity (approximate fair value of $10,644,954 and $11,962,682 at June 30, 2002, and December 31, 2001, respectively)	10,481,968	11,903,158
Loans held-for-sale	53,123,218	59,496,203
Loans	790,146,003	741,762,010
Allowance for loan losses	(10,986,316)	(10,349,919)

Loans, net	779,159,687	731,412,091
Premises and equipment, net	15,164,104	16,352,739
Other real estate	3,765,493	4,371,434
Accrued interest receivable	5,544,372	5,870,171
Other assets	19,142,856	18,335,693

Total assets	$1,008,052,443	$994,215,530

Liabilities
Deposits
Noninterest-bearing demand deposits	$110,563,468	$112,557,000
Interest-bearing deposits:
Demand and money market	140,820,442	120,094,961
Savings	97,095,812	101,172,071
Time deposits, $100,000 and over	165,611,907	165,626,627
Other time deposits	311,747,011	318,630,233

Total deposits	825,838,640	818,080,892
Federal Home Loan Bank short-term borrowings	15,000,000	10,000,000
Other short-term borrowings	33,259,805	32,362,467
Trust preferred securities	20,500,000	20,500,000
Other long-term debt	41,534,444	46,833,911
Accrued interest payable	3,421,416	4,441,467
Other liabilities	4,793,147	3,333,372

Total liabilities	944,347,452	935,552,109
Shareholders’ Equity
Common stock, no par value. Authorized 50,000,000; issued 8,860,967 and 8,792,720; outstanding 8,849,875 and 8,781,628 at June 30, 2002 and December 31, 2001, respectively	40,282,407	39,816,731
Treasury stock	(69,325)	(69,325)
Accumulated other comprehensive income (loss), net of taxes	1,094,689	(210,698)
Retained earnings	22,397,220	19,126,713

Total shareholders’ equity	63,704,991	58,663,421

Total liabilities and shareholders’ equity	$1,008,052,443	$994,215,530

See accompanying notes to consolidated financial statements.

FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,

	2002	2001	2002	2001

Interest income
Loans, including fees	$31,823,571	$37,472,112	$15,807,688	$18,559,012
Investment securities	2,921,866	2,697,236	1,433,718	1,360,789
Federal funds sold	75,971	594,780	37,191	447,418
Deposits with other banks	13,901	16,803	5,737	10,220

Total interest income	34,835,309	40,780,931	17,284,334	20,377,439
Interest expense
Deposits	12,582,574	20,822,055	5,852,746	10,459,137
Short-term borrowings	721,637	887,714	320,895	349,482
Trust preferred securities	1,134,819	1,134,819	567,409	567,409
Other long-term debt	1,240,936	1,375,293	628,413	728,571

Total interest expense	15,679,966	24,219,881	7,369,463	12,104,599

Net interest income	19,155,343	16,561,050	9,914,871	8,272,840
Provision for loan losses	4,300,000	3,600,000	1,800,000	1,800,000

Net interest income after provision for loan losses	14,855,343	12,961,050	8,114,871	6,472,840
Noninterest income
Service charges on deposit accounts	2,456,243	1,621,094	1,228,567	817,342
Credit card and merchant activities	5,704,667	2,561,793	1,100,235	1,389,048
Mortgage banking activities	991,163	1,362,049	456,013	991,392
Brokerage activities	400,983	839,701	163,373	306,047
Indirect lending activities	1,452,987	2,304,680	649,325	1,040,930
Securities gains, net	94,708	61,922	31,560	—
Other operating income	1,429,854	1,651,887	681,125	890,877

Total noninterest income	12,530,605	10,403,126	4,310,198	5,435,636
Noninterest expense
Salaries and employee benefits	9,827,455	10,041,952	4,928,547	5,000,703
Furniture and equipment	1,758,953	1,712,028	862,116	882,206
Net occupancy	1,719,020	1,877,130	882,408	951,046
Credit card and merchant processing	1,684,253	1,864,488	820,123	968,110
Communication expenses	845,509	1,046,862	401,659	481,121
Professional and other services	2,073,459	3,115,857	950,140	1,227,941
Other	3,290,840	2,929,547	1,682,696	1,489,342

Total noninterest expense	21,199,489	22,587,864	10,527,689	11,000,469

Income before income taxes	6,186,459	776,312	1,897,380	908,007
Income tax expense	2,034,694	163,891	615,666	278,367

Net income	$4,151,765	$612,421	$1,281,714	$629,640

Basic and diluted earnings per share	$0.47	$0.07	$0.14	$0.07

Dividends declared per share	$0.10	$0.10	$0.05	$0.05

Weighted average common shares outstanding	8,810,988	8,781,628	8,840,025	8,781,628

See accompanying notes to consolidated financial statements.

FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,

	2002	2001

Operating Activities
Net income	$4,151,765	$612,421
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,300,000	3,600,000
Depreciation and amortization of premises and equipment	1,351,385	1,409,309
Securities gains (net)	(94,708)	(61,922)
Gain on loan sales	(275,526)	(1,071,439)
Proceeds from sale of other real estate	1,434,799	764,782
Gain on sale of other real estate	(118,584)	(45,372)
Net decrease (increase) in loans held-for-sale	6,372,985	(4,877,132)
Net decrease in accrued interest receivable	325,799	959,650
Net decrease in accrued interest payable	(1,020,051)	(496,252)
Net increase in other assets	(807,163)	(1,741,741)
Net increase in other liabilities	1,459,775	8,480,519
Other	(693,067)	(292,668)

Net cash flows provided by operating activities	16,387,409	7,240,155
Investing Activities
Purchases of investment securities held-to-maturity	—	(800,000)
Maturities of investment securities held-to-maturity	1,420,441	1,320,366
Calls of investment securities held-to-maturity	—	10,000,000
Purchases of investment securities available-for-sale	(10,080,695)	(33,979,312)
Sales and calls of investment securities available-for-sale	2,041,560	4,914,167
Maturities of investment securities available-for-sale	7,406,529	3,789,550
Net increase in loans	(82,336,039)	(83,528,036)
Purchases of premises and equipment	(162,750)	(390,894)
Proceeds from sale of loans	29,853,695	84,726,521

Net cash flows used in investing activities	(51,857,259)	(13,947,638)
Financing Activities
Net increase in demand deposits, money market accounts, and savings accounts	14,655,690	27,908,306
Net (decrease) increase in time deposits	(6,897,942)	2,660,002
Net increase (decrease) in short-term borrowings	5,897,338	(11,199,069)
Net (decrease) increase in long-term borrowings	(5,299,467)	15,000,000
Dividends paid	(881,258)	(878,166)
Proceeds from the issuance of common stock	465,676	—

Net cash flows provided by financing activities	7,940,037	33,491,073

Net (decrease) increase in cash and cash equivalents	(27,529,813)	26,783,590
Cash and cash equivalents, beginning of period	58,048,159	43,016,771

Cash and cash equivalents, end of period	$30,518,346	$69,800,361

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$16,700,017	$24,716,131

Income taxes	$1,300,000	$—

Non-cash transfers to other real estate	$963,773	$—

See accompanying notes to consolidated financial statements.

FIDELITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2002

Note A — Basis of Presentation

The accompanying unaudited consolidated financial statements of Fidelity National Corporation and subsidiaries (“Fidelity”) have been prepared in accordance with accounting principles generally accepted in the United States followed within the financial services industry for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. All such adjustments are normal recurring accruals. Operating results for the three month and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These statements and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the consolidated financial statements and notes thereto included in Fidelity’s Annual Report on Form 10-K for the year ended December 31, 2001.

Note B — Shareholders’ Equity

The Board of Governors of the Federal Reserve (“FRB”) is the principal regulator of Fidelity National Corporation (“FNC”), a bank holding company. The FRB and the Office of the Comptroller of the Currency (“OCC”), the principal regulator of Fidelity National Bank (the “Bank”) have established capital requirements as a function of their oversight of bank holding companies and nationally chartered banks. Each bank holding company and each bank must maintain the minimum capital ratios set forth in “Liquidity and Sources of Capital”.

The Bank is a national banking association subject to Federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System and to banks whose deposits are insured by the Federal Deposit Insurance Corporation. The Bank is a wholly-owned subsidiary of Fidelity.

Fidelity and the Bank are principally regulated by the FRB and the OCC, respectively. At periodic intervals, the OCC examines and evaluates the financial condition, operations, and policies and procedures of nationally chartered banks, such as the Bank, as part of its legally prescribed oversight responsibilities.

Note C — Recent Accounting Pronouncements

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), effective for fiscal years beginning after December 15, 2001, and applied prospectively. SFAS No. 144 superceded SFAS No. 121 and APB 30. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 related to the recognition and measurement of long-lived assets. SFAS No. 144 provides more guidance on estimating cash flows when performing a recoverability test. Furthermore, SFAS No. 144 requires that operating losses from a “component of an entity” would be recognized in the period in which they occur rather than as of the measurement date as presently required by APB 30. Fidelity adopted this statement on January 1, 2002, and it did not have a material financial impact on Fidelity’s results of operations or financial position.

Note D – Regulatory Agreements

     Agreement with the FRB

On March 21, 2002, FNC’s Board of Directors adopted a resolution requested by the Federal Reserve Bank of Atlanta (“Board Resolution”). The Board Resolution, which related to the Federal Reserve Bank’s inspections of Fidelity as of December 31, 2000 and September 30, 2001, among other things, prohibits Fidelity from redeeming its common stock, paying dividends on its common stock or incurring debt without the prior approval of the FRB. The Board Resolution continues until the requirements are cancelled by the FRB.

     Agreements with the OCC

On December 21, 2000, the Bank, through its Board of Directors, consented to the issuance of a Consent Order (the “Order”) by the OCC relating to the Trust Department of the Bank. On September 5, 2001, the Bank entered into an agreement with the OCC stemming from the OCC’s examination as of December 31, 2000 (the “Letter Agreement”).

The Order was lifted by the OCC in June 2002, following Fidelity’s divestiture of the trust and asset management lines of business and its compliance with other provisions of the Order.

The Bank’s Letter Agreement calls for, among other things (i) the appointment of a Compliance Committee; (ii) total Bank capital of 11% of risk-weighted assets and a leverage ratio of 8% of adjusted total assets; (iii) three-year strategic and capital plans, revised as necessary; (iv) payment of Bank dividends only when there is no supervisory objection; (v) formalizing the process for reviewing new product offerings; (vi) the Board of Directors to review its current organization structure and management capabilities and strengthen management, as required; (vii) a review of loan policies, loan management information systems, and the internal loan review process especially related to criticized assets, nonaccrual loans and the allowance for loan losses; and (viii) revisions to the internal audit process.

The Compliance Committee is comprised of three members of the Board of Directors of the Bank, none of whom is an employee of the Bank. The Compliance Committee, which meets monthly and reports to the Board of Directors and the OCC, is responsible for monitoring and coordinating compliance by the Bank with the Letter Agreement.

The Bank periodically submits reports to the OCC evidencing compliance with the Letter Agreement. At June 30, 2002, the Bank had substantially completed or addressed all of the provisions of the Letter Agreement and continues to be in compliance with its ongoing provisions. Fidelity does not expect to incur significant additional costs to comply with the Letter Agreement, as most items have already been addressed or can be addressed internally. Even though the Bank may meet the requirements of the Letter Agreement, it continues to be in effect until such time as it is amended or terminated by the OCC.

Note E – Contingencies

In the conduct of its business, Fidelity is subject to various claims, lawsuits and arbitration proceedings which arise in the normal course of business. These matters include a recent arbitration award and the settlement of a claim against Fidelity’s securities broker subsidiary in the aggregate amount of approximately $953,000 plus interest and fees. Fidelity has filed a claim with its insurers for these amounts plus other related costs. On the basis of present information, anticipated insurance coverage and advice received from counsel, it is management’s opinion that the arbitration award, settlement and the disposition or ultimate determination of pending claims, lawsuits and proceedings will not have a material adverse impact on Fidelity’s consolidated results of operations or its consolidated financial position.

Note F – Other Comprehensive Income

Fidelity’s other comprehensive income item is related to unrealized gains and losses on investment securities classified as available-for-sale and reclassification adjustments for gains and losses on securities sales and calls included in net income. All other comprehensive income items are tax effected at a rate of 34%. For the second quarter of 2002 and the first six months of 2002, total other comprehensive income net of taxes was $1,738,120 and $1,305,387, respectively. The total other comprehensive income net of taxes was $32,912 and $578,543, respectively, for the comparable periods of 2001.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis reviews important factors affecting Fidelity’s financial condition at June 30, 2002, compared to December 31, 2001, and compares the results of operations for the three and six month periods ended June 30, 2002 and 2001. These comments should be read in conjunction with Fidelity’s consolidated financial statements and accompanying notes appearing in this report.

Assets

Total assets were $1,008 million at June 30, 2002, compared to $994 million at December 31, 2001, an increase of $14 million, or 1.4%. Loans increased $48 million or 6.5% to $790 million, and loans held-for-sale decreased $6 million or 10.7% to $53 million at June 30, 2002. The increase in total loans was primarily a result of the growth in commercial loans of $5 million or 7.5% to $69 million, the growth in construction loans of $3 million or 3.0% to $101 million, the growth in mortgage loans including held-for-sale of $9 million or 4.4% to $203 million, and the growth in consumer loans including held-for-sale of $33 million or 9.0% to $396 million, offset in part by a decline of $7 million or 8.5% in credit card loans to $74 million.

The increase in consumer loans was attributable to the management decision to retain additional indirect automobile loan balances in the consumer loan portfolio to enhance revenues, thus contributing to the decline in the loans held-for-sale balance during the second quarter of 2002.

The following schedule summarizes Fidelity ‘s total loans at June 30, 2002, and December 31, 2001 (dollars in thousands):

	June 30,	December 31,
	2002	2001

Total Loans:
Commercial, financial and agricultural	$68,721	$63,932
Real estate – construction	100,991	98,051
Real estate – mortgage	195,208	179,821
Consumer installment	350,929	318,724
Credit cards	74,297	81,234

Loans	790,146	741,762
Loans held-for-sale:
Mortgage loans	8,123	14,996
Indirect auto loans	45,000	44,500

Total loans held-for-sale	53,123	59,496

Total loans	$843,269	$801,258

Asset Quality

The following schedule summarizes Fidelity’s asset quality position at June 30, 2002, and December 31, 2001 (dollars in thousands):

	June 30,	December 31,
	2002	2001

Nonperforming assets:
Nonaccrual loans	$2,510	$3,655
Repossessions	934	958
Other real estate	3,765	4,371

Total nonperforming assets	$7,209	$8,984

Loans 90 days past due and still accruing	$2,041	$2,192

Allowance for loan losses	$10,986	$10,350

Ratio of past due loans to loans	.26%	.30%

Ratio of nonperforming assets to loans and repossessions	.91%	1.20%

Allowance to period-end loans	1.39%	1.40%

Allowance to nonperforming loans and repossessions (coverage ratio)	3.19x	2.24x

Management is not aware of any potential problem loans other than those disclosed in the table above, which includes all loans recommended for classification by regulators, which would have a material adverse impact on asset quality.

Deposits

Total deposits at June 30, 2002, were $826 million compared to $818 million at December 31, 2001, a 1.0% increase. During this period, total liabilities increased $9 million, or .9%, to $944 million. The increase in deposits occurred in interest bearing demand and money market accounts, which increased $21 million or 17.3% to $141 million; offset in part by the declines in noninterest bearing demand deposits, which decreased $2 million or 1.8% to $111 million and savings accounts, which decreased $4 million or 4.0% to $97 million. The decrease in savings deposit balances was the result of reduced yields paid in a special savings program paying a rate of interest guaranteed through June 30, 2002 and migration to higher yielding time deposits offered by Fidelity and other financial institutions. Time deposits $100,000 and over and other time deposits were $477 million at June 30, 2002, a decrease of $7 million, or 1.4%. The decline in time deposits was due to modest balance sheet adjustments, conservative pricing to continue the improvement in the interest margin and aggressive competitive time deposit advertising and aggressive competitive pricing in the metropolitan Atlanta market.

Other Borrowings

Federal Home Loan Bank short-term borrowings totaled $15 million at June 30, 2002, an increase of $5 million compared to borrowings at December 31, 2001, as a result of the renewal of a $10 million borrowing maturing in March of 2002 for a two year term and reclassified as long-term, coupled with the reclassification of a $15 million borrowing to short-term when its remaining maturity became less than one year. Other short-term borrowings consist of overnight and term repurchase agreements and borrowings under unsecured short-term lines of credit available with other financial institutions. Other short-term borrowings increased $1 million or 2.8% to $33 million at June 30, 2002, compared to other short-term borrowings at December 31, 2001.

Other long-term debt consists of long-term borrowings from the Federal Home Loan Bank (“FHLB”) and junior subordinated capital notes and totaled $42 million and $47 million at June 30, 2002, and December 31, 2001, respectively. The $5 million decrease was the net result of a $15 million borrowing from the FHLB in February 2001 with a two year term to maturity, which was reclassified to short-term borrowings during the first quarter and the renewal of a $10 million borrowing maturing during the first quarter of 2002 for a two year term to maturity reclassified to long-term.

Trust Preferred Securities

Trust preferred securities, substantially all of which is included in regulatory Tier 1 capital, totaled $20.5 million at June 30, 2002 and December 31, 2001 and consisted of two offerings issued during 2000.

Liquidity

Market and public confidence in the financial strength of Fidelity and financial institutions in general will largely determine Fidelity’s access to appropriate levels of liquidity. This confidence is significantly dependent on Fidelity’s ability to maintain sound asset credit quality and the ability to maintain appropriate levels of capital resources.

Liquidity is defined as the ability of Fidelity to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis.

Management measures Fidelity’s liquidity position by giving consideration to both on-balance sheet and off-balance sheet sources of and demands for funds on a daily and weekly basis.

Sources of liquidity include cash and cash equivalents, net of Federal requirements to maintain reserves against deposit liabilities; investment securities eligible for sale or pledging to secure borrowings from dealers and customers pursuant to securities sold under agreements to repurchase (“repurchase agreements”); loan repayments; loan sales; deposits and certain interest-sensitive deposits; a collateralized contingent line of credit at the Federal Reserve Bank Discount Window; a collateralized line of credit from the Federal Home Loan Bank of Atlanta; and borrowings under unsecured overnight Federal funds lines available from correspondent banks. During the first six months of 2002, the Bank realized proceeds of $28 million from the sale of newly originated and held-for-sale indirect automobile loans compared to proceeds of $59 million in the first six months of 2001. In addition to interest rate-sensitive deposits, the Bank’s principal demand for liquidity is anticipated fundings under credit commitments to customers.

Management seeks to maintain a stable net liquidity position while optimizing operating results, as reflected in net interest income, the net yield on earning assets and the cost of interest-bearing liabilities in particular. Key management meets regularly to review Fidelity’s current and projected net liquidity position and to review actions taken by management to achieve this liquidity objective.

Fidelity has unused sources of liquidity in the form of $18 million in unused Federal funds lines, which lines totaled $26 million, unpledged securities of $8 million, $30 million in nationally sourced time deposits available through investment banking firms, and additional FHLB and FRB lines of credit, subject to available qualifying collateral, at June 30, 2002.

Shareholders’ Equity

Shareholders’ equity was $64 million at June 30, 2002, and $59 million at December 31, 2001. Shareholders’ equity as a percent of total assets was 6.3% at June 30, 2002, compared to 5.9% at December 31, 2001. At June 30, 2002, and December 31, 2001, Fidelity exceeded all capital ratios required by the FRB to be considered well capitalized, as reflected in the schedule below:

	FRB		Fidelity Ratios

	Adequately	Well	June 30,	December 31,
Capital Ratios:	Capitalized	Capitalized	2002	2001

Leverage	3.00%	5.00%	8.55%	8.12%
Risk-Based Capital
Tier I	4.00	6.00	9.23	9.08
Total	8.00	10.00	11.45	11.77

The table below sets forth the capital requirements for the Bank under OCC regulations and the OCC Letter Agreement, as well as the Bank’s capital ratios at June 30, 2002 and December 31, 2001, respectively:

	OCC Regulations			Bank Ratios

	Adequately	Well	Letter	June 30,	December 31,
Capital Ratios:	Capitalized	Capitalized	Agreement	2002	2001

Leverage	4.00%	5.00%	8.00%	8.61%	8.27%
Risk-Based Capital
Tier I	4.00	6.00	—	9.30	9.25
Total	8.00	10.00	11.00	11.26	11.38

During the six month period ended June 30, 2002, Fidelity declared and paid dividends on its common stock of $ 0.10 per share totaling approximately $881,000.

For additional information, including certain regulatory agreements, see Note B, page 4 and Note D, page 5 of the Notes to Consolidated Financial Statements.

Market Risk

Fidelity’s primary risk exposures are interest rate risk and credit risk and, to a lesser extent, liquidity risk. Fidelity has little or no risk related to trading accounts, commodities or foreign exchange.

Interest rate risk, which encompasses price risk, is the exposure of a banking organization’s financial condition and earnings ability to adverse movements in interest rates. Fidelity has analyzed the assumed market value risk and earnings risk inherent in its interest rate sensitive instruments related to interest-rate swings of 200 basis points, both above and below current levels (rate shock analysis). Earnings and fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. However, Fidelity believes that this analysis provides the most meaningful measures of interest rate risk position and trends. The latest analysis reflected the asset sensitivity of Fidelity over a twelve month time horizon with a nearly neutral sensitivity position in the seven month to twelve month time horizon. The most recent analysis indicated that the effects of either an immediate and sustained increase or decrease in market rates of interest of 200 basis points would not be material to Fidelity’s net present value or operating results over a one year period, although Fidelity had positioned its balance sheet at June 30, 2002, to benefit from rising rates, primarily by extending liability maturities.

The static gap analysis is a useful tool to measure interest rate sensitivity at a point in time and is utilized in developing the more critical rate shock analysis in assessing interest rate risk. The interest rate sensitivity structure within Fidelity’s balance sheet at June 30, 2002, reflects a nearly neutral net interest sensitivity asset gap of .63% when projecting forward one year. In the near term, defined as 90 days, Fidelity has a net interest sensitivity asset gap of 13.72%. When projecting forward six months, Fidelity has a net interest sensitivity asset gap of 11.89%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of callable securities and certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income.

At June 30, 2002, the 31-60 day and the 91-120 day asset maturity and repricing totals included $30 million and $15 million, respectively, of indirect automobile loans classified as held-for-sale. When these loans are sold, Fidelity will become less interest sensitive in the one year time horizon. Fidelity’s policy states that the cumulative net interest sensitivity gap at the six month and one year periods should not exceed 10% and 15%, respectively. Any interest rate risk associated with the actual cumulative gap positions noted above was mitigated in part because of the net interest sensitivity asset gap in the near term and the basically neutral net interest sensitivity asset gap at one year. Fidelity’s decision to position the balance sheet at June 30, 2002, to benefit from rising interest rates increases the negative effects of any declines in interest rates; however, because of the historically low interest rate environment, a significant decline in interest rates appears unlikely.

Earnings

Net income for the quarter ended June 30, 2002, was $1.3 million compared to net income of $.6 million for the comparable quarter of 2001. Basic and diluted earnings were $.14 per share for the second quarter of 2002 compared to $.07 per share for the same period in 2001. The increase in net income was attributable to significant increases in net interest income and fee income, coupled with declines in noninterest expenses, offset in part by declines in revenues from credit card and merchant processing, mortgage banking, brokerage and indirect lending activities.

Net income for the first six months of 2002 was $4.2 million compared to net income of $.6 million for the comparable period in 2001. Basic and diluted earnings were $.47 per share for the first six months of 2002 compared to $.07 per share for the same period in 2001. The increase in year-to-date earnings in 2002 compared to the same period in 2001 was attributable to a significant increase in the net interest margin and net interest income, an increase in deposit related service charges, a $3.5 million pretax first quarter gain from the sale of the merchant processing line of business and a substantial decrease in consulting and other professional services expenses.

Net Interest Income

Net interest income for the second quarter of 2002 was $9.9 million compared to $8.3 million for the same period in 2001, an increase of $1.6 million or 19.8%. The average balance of interest earning assets decreased $24 million or 2.5% to $918 million for the three months ended June 30, 2002, when compared to the same period in 2001. The yield on interest earning assets for the second quarter of 2002 was 7.56%, a decline of 112 basis points when compared to the yield on interest earning assets for the same period in 2001. The yield on average loans outstanding for the period declined 135 basis points to 7.80% when compared to the same period in 2001 as a result of the Federal Reserve Board interest rate actions to stimulate the economy. During 2001, the Federal Reserve Board lowered interest rates eleven times throughout the year, which effectively lowered the prime rate by 475 basis points. In addition, balances outstanding in high yielding credit cards declined to 8.8% of total loans at June 30, 2002, compared to 10.9% of total loans at June 30, 2001.

The average balance of interest bearing liabilities decreased $30 million or 3.6% during the second quarter of 2002 to $795 million and the rate on this average balance declined 217 basis points to 3.72% when compared to the same period in 2001. The significantly greater decline in the cost of interest bearing liabilities than the decline in the yield on interest earning assets provided an 81 basis point improvement in the net interest margin to 4.34%.

Net interest income for the first six months of 2002 was $19.2 million compared to $16.6 million for the same period in 2001. Total interest income was $34.8 million for the first six months of 2002 compared to $40.8 million for the same period last year. The average balance of interest earning assets decreased $6 million to $918 million for the six months ended June 30, 2002, and exacerbated the decline in the yield on average interest earning assets of 124 basis points to 7.65% when compared to the same period in 2001. The average balances outstanding in total loans was $812 million in the first half of 2002 and 2001.

Total interest expense was $15.7 million for the first six months of 2002 compared to $24.2 million for the comparable period last year. The average balance of interest bearing liabilities decreased $10 million to $801 million for the six months ended June 30 2002 compared to the same period last year, while the rate on these average balances decreased 212 basis points to 3.95% when compared to the same period in 2001. The significantly greater decline in the cost of interest bearing liabilities than the decline in the yield on interest earning assets provided a 59 basis point improvement in the interest margin to 4.21%.

Provision for Loan Losses

The allowance for loan losses is established through provisions charged to operations. Such provisions are based on management’s evaluation of the loan portfolio under current economic conditions, past loan and loss experience, adequacy of underlying collateral, and such other factors which, in management’s judgment, deserve recognition in estimating loan losses. An analysis is separately performed for each major loan category. Loans are charged off when, in the opinion of management, such loans are deemed to be uncollectible. Subsequent recoveries are added to the allowance. On a quarterly basis, Credit Administration performs a formal review to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses.

Management believes the allowance for loan losses is adequate to provide for inherent loan losses. The provision for loan losses for the second quarter and the first six months of 2002 was $1.8 million and $4.3 million, respectively, compared to $1.8 million and $3.6 million, respectively, for the same periods in 2001.

Net charge-offs for the second quarter and first six months of 2002 were $1.8 million and $3.7 million, respectively, compared to net charge-offs of $1.8 million and $3.6 million, respectively, for the same periods in 2001. Although the net charge-offs for the second quarter and the first half of 2002 and 2001 were virtually equal and management believes asset quality is improving, the provision was increased for the first half of 2002 to support consumer loan growth.

The ratio of net charge-offs to average loans on an annualized basis for the six months ended June 30, 2002, increased slightly to .96% compared to .95% for the same period in 2001. The ratio of net charge-offs to average loans on an annualized basis for the three months ended June 30, 2002 declined to .94% compared to .99% for the three month period ended March 31, 2002. The allowance for loan losses as a percentage of loans at June 30, 2002, was 1.39% compared to 1.38% at June 30, 2001.

The following schedule summarizes changes in the allowance for loan losses for the periods indicated (in thousands):

	Six Months Ended
	June 30,		Year Ended
			December 31,
	2002	2001	2001

Balance at beginning of period	$10,350	$10,504	$10,504
Charge-offs:
Commercial, financial and agricultural	—	15	659
Real estate-construction	2	—	—
Real estate-mortgage	36	—	—
Consumer installment	1,347	1,154	2,604
Credit cards	3,062	3,197	6,140

Total charge-offs	4,447	4,366	9,403

Recoveries:
Commercial, financial and agricultural	—	26	37
Real estate-construction	—	—	—
Real estate-mortgage	3	—	—
Consumer installment	317	246	623
Credit cards	463	498	1,139

Total recoveries	783	770	1,799

Net charge-offs	3,664	3,596	7,604
Provision for loan losses	4,300	3,600	7,450

Balance at end of period	$10,986	$10,508	$10,350

Ratio of net charge-offs to average loans	.96%	.95%	1.01%
Allowance for loan losses as a percentage of loans at end of period	1.39	1.38	1.40

Noninterest Income

Noninterest income was $4.3 million and $12.5 million for the second quarter and the first six months of 2002, respectively, compared to $5.4 million and $10.4 million, respectively for the same periods in 2001, a decrease of 20.7% and an increase of 20.5%, respectively. The $1.1 million decline in noninterest income in the second quarter of 2002 compared to the same quarter of 2001 was due to declines in revenues from credit card and merchant processing, mortgage banking, brokerage and indirect lending activities, due primarily to reductions in volumes, offset in part by an increase in deposit related service charges. The $2.1 million increase in noninterest income for the first half of 2002 compared to the first half of 2001 was due to the $3.5 million pretax gain on the sale of the merchant processing line of business in March 2002.

Revenue from deposit related service charges was $1.2 million and $2.5 million, respectively, for the second quarter and the first half of 2002 compared to $.8 million and $1.6 million for the same periods in 2001, increases of 50.3% and 51.5%, respectively. The increases were due to revenue enhancement initiatives implemented in the fourth quarter of 2001 and an increased emphasis on fee collections.

Credit card and merchant processing revenues decreased $.3 million to $1.1 million during the second quarter of 2002 compared to the same period last year, due primarily to the sale of the merchant processing line of business in the first quarter of 2002. Revenue resulting from a strategic alliance with the purchaser of the merchant processing line of business is not expected to be significant. Revenues increased $3.1 million to $5.7 million for the first six months of 2002 compared to the same period in 2001 due to a $3.5 million pretax gain on the sale of the merchant processing line of business, offset in part by continuing declines in credit card average balances outstanding and transaction revenues generated from that source.

Revenue from mortgage banking activities decreased $535,000 and $371,000 to $456,000 and $991,000 for the second quarter and first half of 2002, respectively, when compared to the same periods in 2001. These decreases were primarily a result of the sale of approximately $24 million in residential mortgage loans during the second quarter of 2001, generating a gross gain of $368,000, and decreased mortgage origination and sales volume and revenue on sales in the second quarter and first half of 2002 compared to the same periods in 2001.

Income from brokerage activities declined $143,000 and $439,000 to $163,000 and $401,000 for the three month and six month periods ending June 30, 2002, respectively, when compared to the same periods in 2001, as a result of a decline in retail volume during the second quarter and first half of 2002 due to a reduction in the number of brokers and an extremely poorly performing stock market.

Revenues from indirect lending activities declined $392,000 and $852,000 to $649,000 and $1.5 million for the three month and six month periods ending June 30, 2002, respectively, when compared to the same periods in 2001 due to a decline in the volume of and revenue generated by indirect automobile loans sales, exacerbated by declines in the volume of indirect automobile loans serviced for others, resulting in declines in revenues from servicing fees and related ancillary revenues.

The volume of loan sales proceeds declined to $28 million in the first half of 2002 compared to $59 million the same period in 2001, in part as a result of the management decision to retain an increased balance of indirect automobile loans in the portfolio. The reduction in revenues from the sales of indirect automobile loans was due in part to a reduction in gains per $10,000 of indirect automobile loans sold to approximately $18 in 2002 compared to approximately $92 in 2001, when rapidly falling interest rates throughout the year provided increased gains on sales.

Noninterest Expense

Noninterest expense decreased $.5 million and $1.4 million to $10.5 million and $21.2 million for the three month and six month periods ended June 30, 2002, respectively, compared to the same periods in 2001, representing decreases of 4.3% and 6.2%, respectively. The decreases were primarily because of the implementation of cost control measures and the reduction in consulting and other professional services in 2002 compared to those in 2001, which services primarily related to effectively addressing the issues covered by the OCC Consent Order, which has been lifted. Also, credit card and merchant processing expenses have declined, primarily as a result of selling the merchant processing line of business on March 1, 2002.

Professional and other services decreased $278,000 and $1,042,000, respectively, to $950,000 and $2,073,000, respectively, in the three month and six month periods ending June 30, 2002, compared to the same periods in 2001, due primarily to the cost of consulting and other professional services in 2001 related to trust activities. These costs were incurred in effectively addressing the issues covered by the OCC Consent Order dated December 21, 2000, which Order has been lifted.

Expenses for credit card and merchant processing activities declined $148,000 and $180,000 to $820,000 and $1,684,000 for the three month and six month periods ending June 30, 2002, respectively, compared to the same periods in 2001, due primarily to the sale of the merchant processing line of business on March 1, 2002.

Other expenses increased $198,000 and $366,000 to $1,688,000 and $3,296,000 for the three months and six months ending June 30, 2002, respectively, compared to the same periods in 2001, primarily due to expenses, charge-offs and reserves related to other real estate and increases in regulatory fees.

Provision for Income Taxes

The provision for income taxes for the second quarter and the first half of 2002 was $616,000 and $2,035,000, respectively, compared to $278,000 and $164,000 for the same periods in 2001. These changes were due to changes in taxable income and the reduction of the income tax accrual rate from 38% to 34% as a result of cumulative state income tax credit carryforwards.

Forward-Looking Statements

This discussion and analysis contains certain forward-looking statements including statements relating to present or future trends or factors generally affecting the banking industry and specifically affecting Fidelity’s operations, markets and products. Without limiting the foregoing, the words “believes,” “anticipates,” “intends,” “expects” or similar expressions are intended to identify forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Actual results could differ materially from those projected for many reasons, including, without limitation, changing events and trends that have influenced Fidelity’s assumptions but that are beyond Fidelity’s control. These trends and events include (i) changes in the interest rate environment which may reduce margins, (ii) non-achievement of expected growth, (iii) less favorable than anticipated changes in the national and local business environment and securities markets, (iv) adverse changes in the regulatory requirements affecting Fidelity, (v) greater competitive pressures among financial institutions in Fidelity’s market, and (vi) greater loan losses than historic levels. Additional information and other factors that could affect future financial results are included in Fidelity’s filings with the Securities and Exchange Commission, including the Annual Report and Form 10-K for 2001.

PART II — OTHER INFORMATION

ITEM 5. OTHER INFORMATION

In December 1997, Fidelity sold 3,450,000 shares of common stock at a price of $7.50 per share in a public offering. In connection with the public offering, Fidelity issued to Raymond James & Associates, Inc. (“Raymond James”), the primary underwriter, a warrant to purchase 150,000 shares of common stock at a purchase price of $8.25 per share. The warrant was exercisable during the four-year period commencing December 12, 1998.

On April 16, 2002, Fidelity filed with the Securities and Exchange Commission a Registration Statement on Form S-3, registering 50,000 shares of common stock that were acquired on April 11, 2002, by Raymond James upon its exercise in part of the warrant granted on December 12, 1997. Fidelity will not receive any of the proceeds from the resale of the common stock, but received the proceeds upon the exercise of a portion of the warrant to purchase 50,000 shares of common stock in the amount of $412,500.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Current Report on Form 8-K – On June 28, 2002, Fidelity filed a Report on Form 8-K, dated June 24, 2002, reporting under Item 5 Other Events, the termination by the OCC of the December 21, 2000, Consent Order between the Bank and the OCC. This Consent Order related to the Bank’s Trust Department.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY NATIONAL CORPORATION
(Registrant)

Date: August 14, 2002	BY:	/s/ James B. Miller, Jr.

James B. Miller, Jr. Chief Executive Officer

Date: August 14, 2002	BY:	/s/ M. Howard Griffith, Jr.

M. Howard Griffith, Jr. Chief Financial Officer