Form 10-Q
period 2002-09-30
FIDELITY NATIONAL CORP /GA/
filed 2002-11-14
CIK 822662

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                  September 30, 2002
                                 -----------------------------------------------


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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                          Shares Outstanding at October 31, 2002
--------------------------               --------------------------------------
Common Stock, no par value                              8,853,946

                          FIDELITY NATIONAL CORPORATION

                                      INDEX


                                                                                                      Page Number
                                                                                                      -----------
Part I.                    Financial Information

             Item l.       Consolidated Financial Statements

                           Consolidated Balance Sheets as of September 30, 2002 (unaudited)
                           and December 31, 2001                                                              1

                           Consolidated Statements of Income (unaudited) for the Nine Months
                           Ended September 30, 2002 and 2001, and the Three Months Ended
                           September 30, 2002 and 2001                                                        2

                           Consolidated Statements of Cash Flows (unaudited) for the Nine
                           Months Ended September 30, 2002 and 2001                                           3

                           Notes to Consolidated Financial Statements (unaudited)                         4 - 6

             Item 2.       Management's Discussion and Analysis of Financial Condition and
                           Results of Operations                                                         6 - 16

             Item 3.       Quantitative and Qualitative Disclosures about Market Risk
                           (included in Part I Item 2)                                                    10-11

             Item 4.       Controls and Procedures                                                           16

Part II.                   Other Information                                                                 16

             Item 6.       Exhibits and Reports on Form 8-K                                                  16

Signature Page                                                                                               17

Certifications
                           Certification of Chief Executive Officer                                       18-19
                           Certification of Chief Financial Officer                                       20-21

                         PART I - FINANCIAL INFORMATION
                   ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                               (Unaudited)
                                                                                              September 30,         December 31,
                                                                                                    2002               2001
                                                                                             ---------------       -------------
ASSETS
   Cash and due from banks                                                                   $    29,502,255       $  34,170,060
   Interest-bearing deposits with banks                                                           12,735,571             760,507
   Federal funds sold                                                                             33,128,456          23,117,592
   Investment securities available-for-sale                                                      101,397,154          88,425,882
   Investment securities held-to-maturity  (approximate fair value of $10,033,884 and $11,962,682 at September 30, 2002, and December 31, 2001, respectively)
                                                                                                   9,834,308          11,903,158
   Loans held-for-sale                                                                            46,547,255          59,496,203
   Loans                                                                                         807,035,497         741,762,010
   Allowance for loan losses                                                                     (12,021,952)        (10,349,919)
                                                                                             ---------------       -------------
   Loans, net                                                                                    795,013,545         731,412,091
   Premises and equipment, net                                                                    15,486,124          16,352,739
   Other real estate                                                                               3,574,220           4,371,434
   Accrued interest receivable                                                                     5,487,696           5,870,171
   Other assets                                                                                   17,718,705          18,335,693
                                                                                             ---------------       -------------
                 Total assets                                                                $ 1,070,425,289       $ 994,215,530
                                                                                             ===============       =============

LIABILITIES
   Deposits
       Noninterest-bearing demand deposits                                                   $   109,461,198       $ 112,557,000
       Interest-bearing deposits:
            Demand and money market                                                              158,959,462         120,094,961
            Savings                                                                               99,045,703         101,172,071
            Time deposits, $100,000 and over                                                     182,138,945         165,626,627
            Other time deposits                                                                  354,286,900         318,630,233
                                                                                             ---------------       -------------
                 Total deposits                                                                  903,892,208         818,080,892
   Federal Home Loan Bank short-term borrowings                                                   15,000,000          10,000,000
   Other short-term borrowings                                                                    18,212,921          32,362,467
   Trust preferred securities                                                                     20,500,000          20,500,000
   Other long-term debt                                                                           40,507,500          46,833,911
   Accrued interest payable                                                                        3,252,510           4,441,467
   Other liabilities                                                                               4,486,627           3,333,372
                                                                                             ---------------       -------------
                 Total liabilities                                                             1,005,851,766         935,552,109

SHAREHOLDERS' EQUITY
Common stock, no par value. Authorized 50,000,000; issued 8,864,300 and
      8,792,720; outstanding 8,853,208 and 8,781,628 at September 30, 2002 and
      December 31, 2001, respectively                                                             40,314,300          39,816,731
Treasury stock                                                                                       (69,325)            (69,325)
Accumulated other comprehensive income (loss), net of taxes                                        1,992,231            (210,698)
Retained earnings                                                                                 22,336,317          19,126,713
                                                                                             ---------------       -------------
                  Total shareholders' equity                                                      64,573,523          58,663,421
                                                                                             ---------------       -------------
                  Total liabilities and shareholders' equity                                 $ 1,070,425,289       $ 994,215,530
                                                                                             ===============       =============

See accompanying notes to consolidated financial statements.

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        Nine Months Ended September 30,       Three Months Ended September 30,
                                                        --------------------------------      --------------------------------
                                                             2002              2001                2002              2001
                                                        -------------      -------------      -------------      -------------
INTEREST INCOME
     Loans, including fees                              $  48,261,600      $  55,005,091      $  16,438,029      $  17,532,979
     Investment securities                                  4,412,054          4,216,215          1,490,188          1,518,979
     Federal funds sold                                       201,429            853,856            125,458            259,076
     Deposits with other banks                                 31,838             20,567             17,937              3,764
                                                        -------------      -------------      -------------      -------------
       Total interest income                               52,906,921         60,095,729         18,071,612         19,314,798

INTEREST EXPENSE
     Deposits                                              18,555,363         30,166,484          5,972,789          9,344,429
     Short-term borrowings                                  1,065,394          1,102,967            343,757            215,253
     Trust preferred securities                             1,702,229          1,702,229            567,410            567,410
     Other long-term debt                                   1,872,519          2,109,841            631,583            734,548
                                                        -------------      -------------      -------------      -------------
       Total interest expense                              23,195,505         35,081,521          7,515,539         10,861,640
                                                        -------------      -------------      -------------      -------------

NET INTEREST INCOME                                        29,711,416         25,014,208         10,556,073          8,453,158
     Provision for loan losses                              7,218,000          5,650,000          2,918,000          2,050,000
                                                        -------------      -------------      -------------      -------------
NET INTEREST INCOME AFTER PROVISION FOR
     LOAN LOSSES                                           22,493,416         19,364,208          7,638,073          6,403,158

NONINTEREST INCOME
     Service charges on deposit accounts                    3,683,736          2,652,278          1,227,493          1,031,184
     Credit card and merchant activities                    6,333,218          3,812,731            628,551          1,250,938
     Mortgage banking activities                            1,663,696          2,078,291            672,533            716,242
     Brokerage activities                                     585,407          1,038,512            184,424            198,811
     Indirect lending activities                            2,233,292          3,295,773            780,305            991,093
     Securities gains, net                                    299,993            599,727            205,285            537,805
     Other operating income                                 1,984,494          2,483,622            554,640            831,735
                                                        -------------      -------------      -------------      -------------
       Total noninterest income                            16,783,836         15,960,934          4,253,231          5,557,808

NONINTEREST EXPENSE
     Salaries and employee benefits                        14,874,971         14,871,177          5,047,516          4,829,225
     Furniture and equipment                                2,515,008          2,485,206            756,055            773,178
     Net occupancy                                          2,583,560          2,763,608            864,540            886,478
     Credit card and merchant processing                    2,059,093          2,713,457            374,840            848,969
     Communication expenses                                 1,270,200          1,551,006            429,591            504,144
     Professional and other services                        3,142,110          4,532,904          1,068,651          1,417,047
     Other real estate and repossessions                    1,383,866            148,120          1,072,546             74,576
     Other                                                  4,657,741          4,128,374          1,673,321          1,272,371
                                                        -------------      -------------      -------------      -------------
       Total noninterest expense                           32,486,549         33,193,852         11,287,060         10,605,988
                                                        -------------      -------------      -------------      -------------
       Income before income taxes                           6,790,703          2,131,290            604,244          1,354,978
       Income tax expense                                   2,257,312            615,175            222,618            451,284
                                                        -------------      -------------      -------------      -------------

NET INCOME                                              $   4,533,391      $   1,516,115      $     381,626      $     903,694
                                                        =============      =============      =============      =============
BASIC AND DILUTED EARNINGS PER SHARE                    $        0.51      $        0.17      $        0.04      $       0 .10
                                                        =============      =============      =============      =============
DIVIDENDS DECLARED PER SHARE                            $        0.15      $        0.15      $        0.05      $       0 .05
                                                        =============      =============      =============      =============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                  8,824,768          8,781,628          8,851,879          8,781,628
                                                        =============      =============      =============      =============

See accompanying notes to consolidated financial statements.

                 FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 Nine Months Ended September 30,
                                                                                                ----------------------------------
                                                                                                     2002                 2001
                                                                                                --------------       -------------
OPERATING ACTIVITIES
    Net income                                                                                  $    4,533,391       $   1,516,115
    Adjustments to reconcile net income to net cash provided by (USED IN) operating activities:
       Provision for loan losses                                                                     7,218,000           5,650,000
       Depreciation and amortization of premises and equipment                                       1,978,239           2,095,335
       Securities gains (net)                                                                         (299,993)           (599,727)
       Gain on loan sales                                                                             (431,412)         (1,220,464)
       Proceeds from sale of other real estate                                                       1,678,289           1,412,936
       Gain on sale of other real estate                                                              (124,510)           (213,526)
       Net decrease (increase) in loans held-for-sale                                               12,948,948         (34,767,574)
       Net decrease in accrued interest receivable                                                     382,475           1,374,149
       Net decrease in accrued interest payable                                                     (1,188,957)           (688,794)
       Net decrease (increase) in other assets                                                         616,988          (1,895,561)
       Net increase in other liabilities                                                             1,153,255           8,112,336
       Other                                                                                        (1,155,438)            (50,009)
                                                                                                --------------       -------------
          Net cash flows provided by (used in) operating activities                                 27,309,275         (19,274,784)

INVESTING ACTIVITIES
    Purchases of investment securities held-to-maturity                                                     --            (800,000)
    Maturities of investment securities held-to-maturity                                             2,068,849           2,130,637
    Calls of investment securities held-to-maturity                                                         --          20,000,000
    Purchases of investment securities available-for-sale                                          (25,108,819)        (44,005,499)
    Sales and calls of investment securities available-for-sale                                      8,557,595          17,891,822
    Maturities of investment securities available-for-sale                                           7,238,313           6,930,247
    Net increase in loans                                                                         (136,939,732)        (79,365,299)
    Purchases of premises and equipment                                                             (1,111,624)           (519,296)
    Proceeds from sale of loans                                                                     65,795,125          96,984,451
                                                                                                --------------       -------------
          Net cash flows (used in) provided by investing activities                                (79,500,293)         19,247,063

FINANCING ACTIVITIES
    Net increase (decrease) in demand deposits, money market accounts, and savings
       accounts                                                                                     33,642,331            (578,878)
    Net increase in time deposits                                                                   52,168,985           5,621,124
    Net decrease in short-term borrowings                                                           (9,149,546)         (9,146,002)
    Net (decrease) increase in long-term borrowings                                                 (6,326,411)         16,806,967
    Dividends paid                                                                                  (1,323,787)         (1,317,250)
    Proceeds from the issuance of common stock                                                         497,569
                                                                                                --------------       -------------
          Net cash flows provided by financing activities                                           69,509,141          11,385,961
                                                                                                --------------       -------------

Net increase in cash and cash equivalents                                                           17,318,123          11,358,240
Cash and cash equivalents, beginning of period                                                      58,048,159          43,016,771
                                                                                                ==============       =============
Cash and cash equivalents, end of period                                                        $   75,366,282       $  54,375,011
                                                                                                ==============       =============

Supplemental disclosures of cash flow information:
          Cash paid during the period for:
                Interest                                                                        $   24,384,462       $  35,770,315
                                                                                                ==============       =============
                Income taxes                                                                    $    2,500,000       $          --
                                                                                                ==============       =============
Non-cash transfers to other real estate                                                         $      963,773       $   2,362,500
                                                                                                ==============       =============

See accompanying notes to consolidated financial statements

                          FIDELITY NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2002

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Fidelity National Corporation and subsidiaries ("Fidelity") have been prepared in accordance with accounting principles generally accepted in the United States followed within the financial services industry for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. All such adjustments are normal recurring accruals. Operating results for the three month and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These statements and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements and notes thereto included in Fidelity's Annual Report on Form 10-K for the year ended December 31, 2001.

Note B - Shareholders' Equity

The Board of Governors of the Federal Reserve ("FRB") is the principal regulator of Fidelity National Corporation ("FNC"), a bank holding company. The FRB and the Office of the Comptroller of the Currency ("OCC"), the principal regulator of Fidelity National Bank (the "Bank") have established capital requirements as a function of their oversight of bank holding companies and nationally chartered banks. Each bank holding company and each bank must maintain the minimum capital ratios set forth in "Liquidity" and "Shareholders' Equity".

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

Note C - Recent Accounting Pronouncements

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), effective for fiscal years beginning after December 15, 2001, and applied prospectively. SFAS No. 144 superceded SFAS No. 121 and APB 30. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 related to the recognition and measurement of long-lived assets. SFAS No. 144 provides more guidance on estimating cash flows when performing a recoverability test. Furthermore, SFAS No. 144 requires that operating losses from a "component of an entity" would be recognized in the period in which they occur rather than as of the measurement date as presently required by APB 30. Fidelity adopted this statement on January 1, 2002, and it did not have a material financial impact on Fidelity's results of operations or financial position.

Note D - Regulatory Agreements

       Agreement with the FRB -

On March 21, 2002, FNC's Board of Directors adopted a resolution requested by the Federal Reserve Bank of Atlanta ("Board Resolution"). The Board Resolution, which related to the Federal Reserve Bank's inspections of Fidelity as of December 31, 2000 and September 30, 2001, among other things, prohibits Fidelity from redeeming its common stock, paying dividends on its common stock or incurring debt without the prior approval of the FRB. The Board Resolution continues until the requirements are cancelled by the FRB.

       Agreements with the OCC -

On December 21, 2000, the Bank, through its Board of Directors, consented to the issuance of a Consent Order (the "Order") by the OCC relating to the Trust Department of the Bank. The Order was lifted by the OCC in June 2002, following Fidelity's divestiture of the trust and asset management lines of business and its compliance with other provisions of the Order.

On September 5, 2001, the Bank entered into an agreement with the OCC stemming from the OCC's examination as of December 31, 2000 (the "Letter Agreement"). The Bank's Letter Agreement calls for, among other things (i) the appointment of a Compliance Committee; (ii) total Bank capital of 11% of risk-weighted assets and a leverage ratio of 8% of adjusted total assets; (iii) three-year strategic and capital plans, revised as necessary; (iv) payment of Bank dividends only when there is no supervisory objection; (v) formalizing the process for reviewing new product offerings; (vi) the Board of Directors to review its current organization structure and management capabilities and strengthen management, as required; (vii) a review of loan policies, loan management information systems, and the internal loan review process especially related to criticized assets, nonaccrual loans and the allowance for loan losses; and (viii) revisions to the internal audit process. At September 30, 2002, the OCC was in the process of conducting its annual examination. The recent loan downgrades (See "Provision For Loan Losses") and related decline in earnings could adversely affect the Bank's ability to maintain the required capital ratios and thus the Bank's ability to obtain OCC approval for payment of dividends to Fidelity. If dividends received from the Bank were reduced or eliminated, Fidelity's ability to pay dividends to its shareholders would be adversely affected.

The Compliance Committee is comprised of three members of the Board of Directors of the Bank, none of whom is an employee of the Bank. The Compliance Committee, which meets monthly and reports to the Board of Directors and the OCC, is responsible for monitoring and coordinating compliance by the Bank with the Letter Agreement.

The Bank periodically submits reports to the OCC evidencing compliance with the Letter Agreement. While not complete, at September 30, 2002, the Bank had substantially addressed the provisions of the Letter Agreement and was in compliance with many of its provisions. Fidelity is working to complete the remaining issues. Fidelity does not expect to incur significant additional costs to comply with the Letter Agreement, as most items have already been addressed or can be addressed internally. Even though the Bank may meet the requirements of the Letter Agreement, it continues to be in effect until such time as it is amended or terminated by the OCC.

Note E - Contingencies

In the conduct of its business, Fidelity is subject to various claims, lawsuits and arbitration proceedings which arise in the normal course of business. These matters include a recent arbitration award and the settlement of a claim against Fidelity's securities broker subsidiary in the aggregate amount of approximately $953,000 plus interest and fees. Fidelity has filed a claim with its insurers for these amounts plus other related costs. On the basis of present information, anticipated insurance coverage and advice received from counsel, it is management's opinion that the arbitration award, settlement and the disposition or ultimate determination of pending claims, lawsuits and proceedings will not have a material adverse impact on Fidelity's consolidated results of operations or its consolidated financial position.

Note F - Other Comprehensive Income

Fidelity's other comprehensive income item is related to unrealized gains and losses on investment securities classified as available-for-sale and reclassification adjustments for gains and losses on securities sales and calls included in net income. All other comprehensive income items are tax effected at a rate of 34% for 2002 and 38% for 2001. For the third quarter of 2002 and the first nine months of 2002, total other comprehensive income net of taxes was $897,542 and $2,202,929, respectively. The total other comprehensive income net of taxes was $481,553 and $1,060,096, respectively, for the comparable periods of 2001.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis reviews important factors affecting Fidelity's financial condition at September 30, 2002, compared to December 31, 2001, and compares the results of operations for the three and nine month periods ended September 30, 2002 and 2001. These comments should be read in conjunction with Fidelity's consolidated financial statements and accompanying notes appearing in this report.

ASSETS

Total assets were $1,070 million at September 30, 2002, compared to $994 million at December 31, 2001, an increase of $76 million, or 7.7%. Loans increased $65 million or 8.8% to $807 million, and loans held-for-sale decreased $13 million or 21.8% to $47 million at September 30, 2002. The increase in total loans was a result of the growth in consumer installment loans, including those held-for-sale, of $35 million or 9.9% to $393 million, an increase in real estate construction loans of $6 million or 6.5% to $104 million, an increase in commercial loans of $2 million or 2.8% to $71 million, and an increase of $17 million or 8.6% in real estate mortgage loans, including held-for-sale, to $212 million, offset in part by a decline of $8 million in credit card loans to $73 million. The increase in consumer loans was attributable to the management decision to retain additional indirect automobile loan balances in the consumer loan portfolio to enhance revenues.

The following schedule summarizes Fidelity 's total loans at September 30, 2002, and December 31, 2001 (dollars in thousands):

                                                  September 30,   December 31,
                                                      2002            2001
                                                  -------------   ------------
TOTAL LOANS:
Commercial, financial and agricultural             $   71,368      $   69,434
Real estate - construction                            104,404          98,051
Real estate - mortgage                                194,975         179,821
Consumer installment                                  363,117         313,222
Credit cards                                           73,171          81,234
                                                   ----------      ----------
Loans                                                 807,035         741,762
Loans held-for-sale:
    Residential mortgage loans                         16,547          14,996
    Indirect automobile loans                          30,000          44,500
                                                   ----------      ----------
    Total loans held-for-sale                          46,547          59,496
                                                   ----------      ----------
Total loans                                        $  853,582      $  801,258
                                                   ==========      ==========

ASSET QUALITY

The following schedule summarizes Fidelity's asset quality position at September 30, 2002, and December 31, 2001 (dollars in thousands):

                                                                     September 30,        December 31,
                                                                         2002                 2001
                                                                     -------------        ------------
Nonperforming assets:
    Nonaccrual loans                                                  $     3,581          $   3,655
    Repossessions                                                              --                958
    Other real estate owned                                                 3,574              4,371
                                                                      -----------          ---------
       Total nonperforming assets                                     $     7,155          $   8,984
                                                                      ===========          =========
Loans 90 days past due and still accruing                             $     1,418          $   2,192
                                                                      ===========          =========
Allowance for loan losses                                             $    12,022          $  10,350
                                                                      ===========          =========
Ratio of past due loans to loans                                              .18%               .30%
                                                                      ===========          =========
Ratio of nonperforming assets to loans and other real
    estate owned                                                              .88%              1.20%
                                                                      ===========          =========
Allowance to period-end loans                                                1.49%              1.40%
                                                                      ===========          =========
Allowance to nonperforming loans and repossessions
    (coverage ratio)                                                         3.36x              2.24x
                                                                      ===========          =========

Management is not aware of any potential problem loans other than those disclosed in the table above, which includes all loans recommended for classification by regulators, which would have a material adverse impact on asset quality. (See "Provision for Loan Losses.")

DEPOSITS

Total deposits at September 30, 2002, were $904 million compared to $818 million at December 31, 2001, a 10.5% increase. During this period, total liabilities increased $70 million, or 7.5%, to

$1,006 million. The increase in deposits occurred primarily in interest-bearing demand and money market deposits, which increased $39 million or 32.4% to $159 million and in time deposits. Time deposits $100,000 and over and other time deposits totaled $536 million at September 30, 2002, an increase of $52 million, or 10.8%. These increases were offset in part by declines of $3 million and $2 million or 2.8% and 2.1% to $109 million and $99 million in noninterest bearing demand deposits and savings deposits, respectively.

OTHER BORROWINGS

Federal Home Loan Bank ("FHLB") short-term borrowings totaled $15 million at September 30, 2002, an increase of $5 million compared to borrowings at December 31, 2001, as a result of the renewal of a $10 million borrowing maturing in March of 2002 for a two year term and reclassified as long-term, coupled with the reclassification of a $15 million borrowing to short-term when its remaining maturity became less than one year. Other short-term borrowings consisted of overnight and term repurchase agreements and borrowings under both secured and unsecured short-term lines of credit available with other financial institutions. Other short-term borrowings decreased $14 million or 43.7% to $18 million at September 30, 2002, compared to other short-term borrowings at December 31, 2001.

Other long-term debt consists primarily of long-term borrowings from the FHLB and junior subordinated capital notes and totaled $41 million and $47 million at September 30, 2002, and December 31, 2001, respectively. A $5 million decrease was due to a $15 million borrowing from the FHLB in February 2001 with a two year term to maturity, which was reclassified to short-term borrowings during the first quarter and the renewal of a $10 million borrowing maturing during the first quarter of 2002 for a two year term to maturity reclassified to long-term.

OTHER LIABILITIES

Other liabilities increased $1 million to $4 million at September 30, 2002, compared to December 31, 2001, due primarily to an increase in accounts payable and accrued expenses.

TRUST PREFERRED SECURITIES

Trust preferred securities, included in regulatory Tier 1 capital, totaled $20.5 million at September 30, 2002 and December 31, 2001, and consisted of two offerings issued during 2000.

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

Sources of liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities; investment securities eligible for sale or pledging to secure borrowings from dealers and customers pursuant to securities sold under agreements to repurchase ("repurchase agreements"); loan repayments; loan sales; deposits and certain interest-sensitive deposits; a collateralized contingent line of credit at the Federal Reserve Bank Discount Window; a collateralized line of credit from the FHLB; and, borrowings under unsecured overnight Federal funds lines available from correspondent banks. During the first nine months of 2002, the Bank sold $64 million in newly originated and held-for-sale indirect automobile loans compared to the sale of $69 million in the first nine months of 2001. In addition to interest rate sensitive deposits, the Bank's principal demand for liquidity is anticipated fundings under credit commitments to customers.

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

Fidelity has unused sources of liquidity in the form of unused Federal funds lines totaling $26 million, unpledged securities and money market assets of $18 million and additional FHLB and FRB lines of credit, subject to available qualifying collateral, at September 30, 2002.

FNC liquidity is limited as a result of the infusion of capital into its subsidiaries over the past several years and the payment of interest related to its subordinated debt and trust preferred securities. Its current access to capital markets is also limited as a result of regulatory agreements. (See Note D - Regulatory Agreements.)

SHAREHOLDERS' EQUITY

Shareholders' equity was $65 million and $59 million at September 30, 2002, and December 31, 2001, respectively. Shareholders' equity as a percent of total assets was 6.03% and 5.90% at September 30, 2002, and December 31, 2001, respectively. The table below sets forth the capital requirements for the Bank under OCC regulations and under the Letter Agreement.

At September 30, 2002, and December 31, 2001, Fidelity exceeded all capital ratios required by the FRB to be considered well capitalized, as reflected in the schedule below:

                                                       FRB                            Fidelity Ratios
                                           -----------------------------       -------------------------------
                                           Adequately           Well           September 30,     December 31,
Capital Ratios:                            Capitalized       Capitalized           2002              2001
---------------                            -----------       -----------       -------------     -------------
Leverage                                       3.00%             5.00%             7.97%             8.11%
Risk-Based Capital
    Tier I                                     4.00              6.00              9.06              9.08
    Total                                      8.00             10.00             11.29             11.77

At September 30, 2002, and December 31, 2001, the Bank exceeded all capital ratios required by the OCC as reflected in the following schedule:

                                                     OCC                                    Bank Ratios
                                 --------------------------------------------     -------------------------------
                                  Adequately        Well             Letter       September 30,      December 31,
Capital Ratios:                  Capitalized     Capitalized        Agreement         2002              2001
---------------                  -----------     -----------        ---------     -------------      ------------
Leverage                            4.00%            5.00%            8.00%            8.15%            8.27%
Risk-Based Capital
Tier I                              4.00             6.00               --             9.26             9.25
    Total                           8.00            10.00            11.00            11.17            11.38

For additional information, see pages 4 and 5, Notes B and D of the Notes to Consolidated Financial Statements (unaudited).

MARKET RISK

Fidelity's primary risk exposures are interest rate risk and credit risk and, to a lesser extent, liquidity risk. Fidelity has little or no risk related to trading accounts, commodities or foreign exchange.

Interest rate risk, which encompasses price risk, is the exposure of a banking organization's financial condition and earnings ability to adverse movements in interest rates. Fidelity has analyzed the assumed market value risk and earnings risk inherent in its interest rate sensitive instruments related to interest-rate swings of 100 basis points and 200 basis points, both above and below current levels (rate shock analysis). An analysis of the impact of interest rate swings of 100 basis points has been conducted because of the current historically low market interest rates, which makes a decline of 200 basis points from these levels unlikely. Earnings and fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. However, Fidelity believes that these analyses provide the most meaningful measures of interest rate risk position and trends. The latest analyses reflected the asset sensitivity of Fidelity over a six month time horizon and its liability sensitivity over a six to twelve month time horizon. The analyses indicated that the effects of either an immediate and sustained increase or decrease in market rates of interest of 100 basis points and 200 basis points would not be material to Fidelity's net present value or operating results over a one year period.

The static gap analysis is a useful tool to measure interest rate sensitivity at a point in time and is utilized in developing the more critical rate shock analysis in assessing interest rate risk. The interest rate sensitivity structure within Fidelity's Balance Sheet at September 30, 2002, reflects a net interest sensitivity liability gap of 4.86% when projecting forward one year. In the near term, defined as 90 days, Fidelity has a net interest sensitivity asset gap of 21.21%. When projecting forward six months, Fidelity has a net interest sensitivity liability gap of 12.81%. This information represents a general indication of repricing characteristics over time and reflects an extension of liability maturities in the second quarter of 2002 to lock in longer-term liabilities during a period of historically low interest rates. However, the sensitivity of callable securities and certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income.

At September 30, 2002, the 31-90 day asset maturity and repricing total included $30 million of indirect automobile loans classified as held-for-sale and the 30 day asset maturity and repricing total included $17 million in residential mortgage loans originated and held-for-sale. When these loans are sold, Fidelity will become less interest sensitive in the one year time horizon. Fidelity's policy states that the cumulative net interest sensitivity gap at the six month and one year period should not exceed 10% and 15%, respectively. Any interest rate risk associated with the cumulative gap positions noted above was largely mitigated because of the net interest sensitivity asset gap in the near term and the net interest sensitivity liability gap at one year. Fidelity's decision to position the balance sheet to benefit from rising interest rates increases the negative effects of any declines in interest rates; however, because of the historically low interest rate environment, a significant decline in interest rates appears unlikely.

EARNINGS

Net income for the quarter ended September 30, 2002, was $382,000 million compared to net income of $904,000 million for the comparable quarter of 2001, a decrease of 57.8%. Basic and diluted earnings were $.04 per share for the third quarter of 2002, compared to $.10 per share for the same period in 2001.

Fidelity's net income was $4.5 million for the nine months ended September 30, 2002, compared to net income of $1.5 million for the nine months ended September 30, 2001, a 199.0% increase. Basic and diluted earnings were $.51 per share for the first nine months of 2002 compared to $.17 per share for the comparable period of 2001.

NET INTEREST INCOME

Net interest income for the third quarter of 2002 was $10.6 million compared to $8.5 million for the same period in 2001, an increase of 24.9%. Total interest income was $18.1 million for the third quarter of 2002 compared to $19.3 million for the same period in 2001. The average balance of interest-earning assets increased $72 million or 7.9% to $986 million for the three months ended September 30, 2002, when compared to the same period in 2001. The yield on interest-earning assets for the third quarter of 2002 was 7.30% or 110 basis points less than the yield for the same period in 2001. The yield on average loans outstanding for the period declined 115 basis points to 7.68% when compared to the same period in 2001 as a result of lower average balances outstanding in high yielding credit cards and the historically low interest rates experienced during 2002. Exacerbating the decline in yield on average interest-earning assets as a result of lower yields on average loans outstanding was the increase in the average balances of lower yielding investment securities, interest earning deposits with banks and Federal funds sold of $12 million or 9.2% to $136 million.

Total interest expense was $7.5 million for the third quarter of 2002 compared to $10.9 million for the same period last year. The average balance of interest-bearing liabilities increased $63 million during the third quarter of 2002 to $862 million and the rate on this average balance declined 194 basis points to 3.46% when compared to the same period in 2001. The significantly greater decline in the cost of interest bearing liabilities than the decline in the yield on interest earning assets provided a 58 basis point improvement in the net interest margin to 4.25%.

Net interest income for the first nine months of 2002 was $29.7 million compared to $25.0 million for the same period in 2001. Total interest income was $52.9 million for the first nine months of 2002 compared to $60.1 million for the same period last year. The average balance of interest-earning assets increased $20 million to $941 million for the nine months ended September 30,

2002, and in part offset the decline in the yield on average interest-earning assets of 121 basis points to 7.52% when compared to the same period in 2001. Reductions in the higher yielding credit card portfolio average balances and historically low interest rates experienced during the first nine months of 2002 resulted in a decline of 131 basis points in the yield on loans. The average balances outstanding in total loans increased $20 million to $825 million in the first nine months of 2002 compared to the same period in 2001.

Total interest expense was $23.2 million for the first nine months of 2002 compared to $35.1 million for the same period last year. The average balance of interest-bearing liabilities increased $15 million to $821 million during the nine months ended September 30, 2002, while the rate on these average balances decreased 203 basis points to 3.78% when compared to the same period in 2001. The significantly greater decline in the cost of interest bearing liabilities than the decline in the yield in interest earning assets provided a 58 basis point improvement in the net interest margin to 4.22%.

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

Management believes the allowance for loan losses is adequate to provide for inherent loan losses. The provision for loan losses for the first nine months and the third quarter of 2002 was $7.2 million and $2.9 million, respectively, compared to $5.7 million and $2.1 million, respectively, for the same periods in 2001. The increase in the provision for the first nine months and the third quarter of 2002 is primarily due to the growth in loan balances and downgrades of certain commercial loans. Downgrades in loans indicate problems or potential problems with repayments or potential collection and will typically result in an increase to the loan loss provision and thus an increase in the allowance for loan losses. The ratio of net charge-offs to average loans on an annualized basis for the nine months ended September 30, 2002, was .95% compared to .98% for the same period in 2001.

The following schedule summarizes changes in the allowance for loan losses for the periods indicated (in thousands):

                                                                            Nine Months Ended                Year Ended
                                                                              September 30,                 December 31,
                                                                      -----------------------------         ------------
                                                                         2002               2001                2001
                                                                      ---------           ---------           ---------
Balance at beginning of period                                        $  10,350           $  10,504           $  10,504
Charge-offs:
     Commercial, financial and agricultural                                 234                 543                 659
     Real estate-construction                                                 2                  --                  --
     Real estate-mortgage                                                    36                  --                  --
     Consumer installment                                                 1,951               1,818               2,604
     Credit cards                                                         4,415               4,647               6,140
                                                                      ---------           ---------           ---------
     Total charge-offs                                                    6,638               7,008               9,403
                                                                      ---------           ---------           ---------

Recoveries:
     Commercial, financial and agricultural                                  --                  31                  37
     Real estate-construction                                                --                  --                  --
     Real estate-mortgage                                                     3                  --                  --
     Consumer installment                                                   397                 492                 623
     Credit cards                                                           692                 934               1,139
                                                                      ---------           ---------           ---------
     Total recoveries                                                     1,092               1,457               1,799
                                                                      ---------           ---------           ---------

Net charge-offs                                                           5,546               5,551               7,604
Provision for loan losses                                                 7,218               5,650               7,450
                                                                      ---------           ---------           ---------
Balance at end of period                                              $  12,022           $  10,603           $  10,350
                                                                      =========           =========           =========
Ratio of net charge-offs to average loans                                   .95%                .98%               1.01%
Allowance  for loan losses as a percentage
     of loans at end of period                                             1.49                1.44                1.40

NONINTEREST INCOME

Noninterest income was $4.3 million and $5.6 million for the third quarter of 2002 and 2001, respectively, a decrease of 23.5%. A significant increase in service charges and other deposit related fees was more than offset by declines in revenue from other revenue generating activities of Fidelity. For the nine months ended September 30, 2002, noninterest income was $16.8 million compared to $16.0 million for the same period in 2001, an increase of 5.2%. The increase was due to a significant increase in service charges and other deposit related fees and the $3.5 million pretax gain on the sale of the merchant processing line of business in March 2002, offset in part by declines in merchant processing operating revenue as a result of the sale and declines in revenue from other revenue generating activities of Fidelity.

Revenue from service charges and other deposit related fees increased $.2 million and $1.0 million or 19.0% and 38.9% to $1.2 million and $3.7 million, respectively, in third quarter and the nine month period ending September 30, 2002, compared to the same periods in 2001, primarily due to increased fees and the emphasis on collecting fees as a result of a revenue enhancement project initiated in the summer of 2001 and implemented in part in August 2001.

Revenue from credit card and merchant activities decreased $622,000 or 49.8% to $629,000 for the third quarter ending September 30, 2002, compared to the same period in 2001, primarily as a result of the sale of the merchant processing line of business in March 2002 and the resulting decline in operating revenues from that source. Revenue resulting from a strategic alliance with the purchaser of the merchant processing line of business is not expected to be significant. Revenues increased $2.5 million or 66.1% to $6.3 million for the first nine months of 2002 compared to the same period in 2001 due to a $3.5 million pretax gain on the sale of the merchant processing line of business, offset in part by declines in merchant processing operating revenue as the result of the sale, as well as continuing declines in credit card average balances outstanding and transaction revenues generated from that source.

Revenue from mortgage banking activities decreased $44,000 and $415,000 or 6.1% and 20.0% to $673,000 and $1.7 million, respectively, during the third quarter and the first nine months of 2002 compared to the same periods of 2001 as a result of a decline in loans originated and sold in the third quarter and the nine months ended September 30, 2002, respectively, compared to the same periods in 2001, and a gain of $368,000 on the bulk sale of approximately $24.0 million in residential adjustable rate portfolio mortgage loans in the second quarter of 2001, while no portfolio mortgage loans have been sold in 2002.

Brokerage revenue declined $14,000 and $453,000 or 7.2% and 43.6% to $184,000 and $585,000, respectively, in the third quarter and the nine month period ending September 30, 2002, compared to the same periods in 2001, because of fewer brokers and reduced volume, in part as a result of a poorly performing stock market during 2002.

Revenues from indirect lending activities declined $211,000 and $1.1 million or 21.3% and 32.2% to $780,000 and $2.2 million for the three month and nine month periods ending September 30, 2002, respectively, when compared to the same periods in 2001 due to a decline in the volume of and revenue generated by indirect automobile loans sales, exacerbated by declines in the volume of indirect automobile loans serviced for others, resulting in declines in revenues from servicing fees and related ancillary revenues.

The volume of indirect automobile loan sales proceeds declined to $64 million in the first nine months of 2002 compared to $71 million during the same period in 2001, in part as a result of the management decision to retain an increased balance of indirect automobile loans in the portfolio. The reduction in revenues from the sale of indirect automobile loans was also due to a reduction in average gains on indirect automobile loans sold in 2002 compared to 2001, when rapidly falling interest rates throughout 2001 provided increased gains on sales.

Securities gains, net for the third quarter and for the nine month period ending September 30, 2002 were $205,000 and $538,000, respectively, and $300,000 and $600,000 respectively for the same periods in 2001, and were generated from sales and calls of investment securities with gains as a result of the substantial drop in market interest rates during 2002 and 2001.

Other operating revenues decreased $277,000 and $499,000 or 33.3% and 20.1% to $555,000 and $1.9 million, respectively, in the third quarter and the nine month periodS ending September 30, 2002, compared to the same periods last year, primarily as a result of no revenues from the trust and asset management line of business during 2002, which business was sold in December 2001.

NONINTEREST EXPENSE

Noninterest expense increased $681,000 to $11.3 million for the three month period ended September 30, 2002, compared to the same period in 2001, representing an increase of 6.4%.

The increase in the third quarter of 2002 compared to the same period in 2001 was primarily because of a regulatory requirement to charge off $781,000 related to an asset acquired as additional collateral from a problem loan relationship workout and certain other expenses related to other real estate owned and repossessions. The decrease for the nine month period ended September 30, 2002, compared to the same period in 2001 was primarily because of significant reductions in expenses for consulting and other professional services incurred in 2001 related to effectively addressing the issues regarding trust activities, as well as reductions in expenses for credit card and merchant processing and communications, offset in part by a regulatory requirement to charge off $781,000 on an asset acquired as additional collateral from a problem loan relationship workout and certain other expenses related to other real estate owned and repossessions.

Credit card and merchant processing expenses declined $474,000 and $654,000 or 55.9% and 24.1% to $375,000 and $2,059,000 for the three and nine month periods ended September 30, 2002, respectively, as a result of the sale of the merchant processing line of business in March 2002 and the resulting decline in operating expenses from that source, as well as continuing declines in credit card average balances outstanding and related transaction expenses.

Professional and other services decreased $.3 million and $1.4 million to $1.6 million and $3.1 million, respectively, in the three month and nine month periods ended September 30, 2002, compared to the same periods in 2001, due primarily to the reduced cost of consulting and other professional services related to trust activities, which totaled $217,000 and $1,835,000 in the third quarter and first nine months of 2001, respectively. In addition, Fidelity incurred $318,000 in consulting costs related to its revenue enhancement project for those items approved and implemented in the third quarter of 2001.

Other real estate and repossession related expenses increased $1.0 million and $1.2 million to $1.1 million and $1.4 million respectively, in the three month and nine month periods ended September 30, 2002, compared to the same periods in 2001, due primarily to a regulatory requirement to charge off $781,000 on an asset acquired as additional collateral from a problem loan relationship workout and certain other expenses related to other real estate owned and repossessions.

Other operating expenses increased $.4 million and $.5 million to $1.7 million and $4.7 million, respectively, in the third quarter and the nine month period ended September 30, 2002, when compared to the same periods in 2001, primarily as a result of increased regulatory fees and assessments and general increases in various other operating expenses.

PROVISION FOR INCOME TAXES

The provision for income taxes for the third quarter and the first nine months of 2002 was $223,000 and $2,257,000, respectively, compared to $451,000 and $615,000 for the same periods in 2001. These changes were due to changes in taxable income and the 2002 reduction of the income tax accrual rate from 38% to 34% as the result of cumulative state income tax credit carryforwards.

FORWARD-LOOKING STATEMENTS

This discussion and analysis contains certain forward-looking statements including statements relating to present or future trends or factors generally affecting the banking industry and specifically affecting Fidelity's operations, markets and products. Without limiting the foregoing, the words "believes," "anticipates," "intends," "expects" or similar expressions are intended to identify forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Actual results could differ materially from those projected for many reasons, including, without limitation, changing events and trends that have influenced Fidelity's assumptions but that are beyond Fidelity's control. These trends and events include (i) changes in the interest rate environment which may reduce margins, (ii) non-achievement of expected growth, (iii) less favorable than anticipated changes in the national and local business environment and securities markets, (iv) adverse changes in the regulatory requirements affecting Fidelity, (v) greater competitive pressures among financial institutions in Fidelity's market, and (vi) greater loan losses than historic levels. Additional information and other factors that could affect future financial results are included in Fidelity's filings with the Securities and Exchange Commission, including Fidelity's Annual Report on Form 10-K for 2001 under the heading "Risk Factors".

                        ITEM 4 - CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the management of Fidelity carried out an evaluation, under the supervision and with the participation of its chief executive officer and its chief financial officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on this evaluation, the chief executive officer and the chief financial officer have concluded that Fidelity's disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurances that any design will succeed in achieving its stated goals under all potential conditions.

In addition, the management of Fidelity has reviewed its internal controls, and there have been so significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II - OTHER INFORMATION

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.       Fidelity filed a report on Form 8-K on August 14, 2002, reporting under
         Item 9, Regulation FD Disclosure, the filing of Exhibits 99.1 and 99.2, Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 USC ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

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

                                            FIDELITY NATIONAL CORPORATION
                                            -----------------------------
                                                     (Registrant)

Date:    November 13, 2002                  BY:      /s/ James B. Miller, Jr.
                                                     James B. Miller, Jr.
                                                     Chief Executive Officer


Date:    November 13, 2002                  BY:      /s/ M. Howard Griffith, Jr.
                                                     M. Howard Griffith, Jr.
                                                     Chief Financial Officer

                          FIDELITY NATIONAL CORPORATION

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, James B. Miller, Jr., Chief Executive Officer of Fidelity National Corporation certify that:

1. I have reviewed this quarterly report on Form 10-Q of Fidelity National Corporation ("Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                Date: November 13, 2002

                                                   /s/ James B. Miller, Jr.
                                                -------------------------------
                                                James B. Miller, Jr.
                                                Chief Executive Officer
                                                Fidelity National Corporation

                          FIDELITY NATIONAL CORPORATION

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, M. Howard Griffith, Jr., Chief Financial Officer of Fidelity National Corporation certify that:

1. I have reviewed this quarterly report on Form 10-Q of Fidelity National Corporation ("Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          Date: November 13, 2002

                                            /s/ M. Howard Griffith, Jr.
                                          --------------------------------
                                          M. Howard Griffith, Jr.
                                          Chief Financial Officer
                                          Fidelity National Corporation