Form 10-K
period 2002-12-31
FIDELITY NATIONAL CORP /GA/
filed 2003-03-25
CIK 822662

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2002

Commission File Number 0-22374

FIDELITY NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Georgia	58-14166811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3490 Piedmont Road, Suite 1550,	30305
Atlanta, Georgia	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (404) 240-1504

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes      No X

The aggregate market value of the voting common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors and greater than five percent shareholders are “affiliates” of the Registrant) as of March 7, 2003 (based on the closing sale price of the Common Stock as quoted on the Nasdaq National Market System on such date) was $44,818,218.

At March 7, 2003, there were 8,860,669 shares of Common Stock outstanding, without stated par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2002 are incorporated by reference into Parts I and II. Portions of the Registrant’s definitive Proxy Statement for the 2003
Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

Forward-Looking Statements

     Certain information and statements in this Form 10-K include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that reflect Fidelity National Corporation’s current expectations relating to present or future trends or factors generally affecting the banking industry and specifically affecting Fidelity’s operations, markets and services. Without limiting the foregoing, the words “believes,” “expects,” “anticipates,” “estimates” and “intends” and similar expressions are intended to identify forward-looking statements. These forward looking statements involve certain risks and uncertainties. Actual results could differ materially from those projected for many reasons, including without limitation, changing events and trends that have influenced Fidelity’s assumptions. These trends and events include (i) changes in the interest rate environment which may reduce margins, (ii) non-achievement of expected growth, (iii) less favorable than anticipated changes in the national and local business environment and securities markets, (iv) adverse changes in the regulatory requirements affecting Fidelity, (v) greater competitive pressures among financial institutions in Fidelity’s market, and (vi) greater loan losses than historic levels. Investors are encouraged to read the related section in Fidelity National Corporation’s 2002 Annual Report to Shareholders and those discussed below under “Risk Factors”.

ITEM 1. BUSINESS

     Fidelity National Corporation (“Fidelity”) is a registered bank holding company headquartered in Atlanta, Georgia, organized in 1979. All of Fidelity’s activities are conducted by its wholly owned subsidiaries: Fidelity National Bank (“FNB” or the “Bank”), which was organized as a national banking corporation in 1973; and Fidelity National Capital Investors, Inc. (“Fidelity Capital”), organized as a Georgia corporation in May 1992.

     The Bank provides traditional deposit, lending, mortgage and international trade services to its commercial and retail customers. The Bank is a full-service banking operation and Fidelity Capital is a securities brokerage operation. Fidelity conducts its full-service banking and residential mortgage lending through 19 locations in the metropolitan Atlanta area.

     Fidelity conducts its indirect automobile lending (the purchase of consumer automobile installment sales contracts from automobile dealers), residential mortgage lending and residential construction lending through certain of its Atlanta offices and its Jacksonville, Florida location. At December 31, 2002, Fidelity had total assets of $1,066 million, total loans of $790 million, total deposits of $906 million and shareholders’ equity of $71 million.

     Fidelity, as used herein, includes Fidelity National Corporation and its subsidiaries unless the context otherwise requires.

Recent Developments

     Fidelity’s Board of Directors on March 21, 2002, adopted a resolution requested by the Federal Reserve Bank of Atlanta (“Board Resolution”). The Board Resolution, which followed the Federal Reserve Bank inspection of Fidelity as of December 31, 2000 and September 30, 2001, among other things, prohibits Fidelity from redeeming its Common Stock, paying dividends on its Common Stock or incurring debt without the prior approval of the FRB. The Board Resolution continues until cancelled by the FRB.

     On March 22, 2002 the Bank entered into an alliance and sales agreements with NOVA Information Systems (“NOVA”) pursuant to which NOVA will provide payment processing services to the merchant customers of the Bank located predominately in the states of Georgia and Florida. Pursuant to the sales agreement the Bank sold its existing merchant processing agreements and recognized a pretax gain of approximately $3.5 million. Under the agreement with NOVA, the Bank will maintain an interest in the ongoing net revenues from new customers acquired through this alliance. It is anticipated that the future earnings from the alliance with NOVA will not be material to the results of the operations of Fidelity.

     On December 20, 2002, Fidelity sold its credit card line of business, including its $74 million credit card portfolio balances, to Bank One. In connection with the sale Fidelity realized a $7.1 million after tax gain. Fidelity and Bank One also agreed on a long-term agent bank relationship to offer Fidelity-branded credit cards to customers, with servicing provided by and the amounts owed are carried by Bank One. Increased marketing efforts are expected to generate thousands of new Fidelity-branded credit cards among Atlanta’s retail and business customers during 2003. Fidelity’s Consolidated Financial Statements included in the 2002 Annual Report to Shareholders, reflect credit card activities as a discontinued operation with related historical financial results being restated for comparative purposes.

Market Area

     The Bank conducts banking activities primarily through 19 branches in Fulton, DeKalb, Cobb, Clayton and Gwinnett counties in Georgia. The Bank’s customers are primarily individuals and small and medium sized businesses. Indirect automobile, residential construction and mortgage lending are conducted from the Jacksonville, Florida office in addition to the offices in Georgia. Customers of its other services are located almost exclusively in Georgia. The customer base for its credit card portfolio, which was sold in December 2002, was national in scope, with customers in all 50 states. (see “Recent Developments”).

Products and Services

     Fidelity’s products and services include (i) depository accounts, (ii) direct and indirect automobile and home equity lending, (iii) secured and unsecured installment loans, (iv) credit card loans (after December 20, 2002 through an agency relationship), (v) construction and residential real estate loans, (vi) commercial loans, including commercial loans secured by real estate, (vii) securities brokerage services and (viii) international trading services.

     Deposits

     Fidelity offers a full range of depository accounts and services to both individuals and businesses. As of December 31, 2002, the deposit base totaled approximately $906 million, consisting of approximately $114 million in noninterest-bearing demand deposits (12.6% of total deposits), approximately $158 million in interest-bearing demand deposits and money market accounts (17.4% of total deposits), approximately $106 million in savings deposits (11.7% of total deposits), approximately $351 million in time deposits in amounts less than $100,000 (38.7% of total deposits), and approximately $177 million in time deposits of $100,000 or more (19.6% of total deposits). Brokered deposits at December 31, 2002, included in time deposits in amounts less than $100,000, totaled $30 million.

     Lending

     Fidelity’s primary lending activities include consumer loans (direct and indirect automobile loans and, until December 20, 2002, credit card loans), real estate loans and commercial loans to small and medium sized businesses. Secured construction loans to home builders are made in the Atlanta, Georgia and Jacksonville, Florida metropolitan areas. Residential mortgages are made in Atlanta, Georgia and Jacksonville, Florida. The loans are generally secured by first and second real estate mortgages. The Bank offers direct installment loans to consumers on both a secured and unsecured basis. Commercial lending consists of the extension of credit for business purposes.

     As of December 31, 2002, Fidelity had consumer (primarily indirect automobile loans), real estate (including residential mortgage, construction and commercial loans secured by real estate), and commercial loans of $398 million, $318 million and $74 million, representing approximately 50.4%, 40.3% and 9.3%, respectively, of the total loan portfolio. Real estate loans included $112 million in construction loans, $135 million in residential real estate loans and $71 million in commercial loans secured by real estate. As of December 31, 2002, commercial loans, including commercial loans secured by real estate, totaled $145 million.

     Consumer Lending

     Fidelity consumer lending primarily consists of indirect automobile lending and, until December 20, 2002, consumer credit cards (see “Recent Developments”). Fidelity also makes direct consumer loans, including direct automobile loans, home equity and personal loans.

     Indirect Automobile Lending. Fidelity acquires, on a nonrecourse basis, consumer installment contracts secured by new and used vehicles purchased by consumers from franchised motor vehicle dealers located primarily in Georgia, Florida and North Carolina. As of December 31, 2002, the aggregate amount of indirect automobile loans outstanding was $388 million, representing 49.2% of FNB’s total loan portfolio. Approximately 69% and 31% of the outstanding indirect automobile loans at December 31, 2002, were originated in the Atlanta, Georgia, and Jacksonville, Florida offices, respectively. An additional $206 million of indirect automobile loans originated and sold by Fidelity are being serviced by Fidelity for others. Each potential sales finance contract is reviewed for creditworthiness and collateral value by Fidelity, which notifies the automobile dealer as to the terms (including interest rate and length of contract) on which the loan will be made to the dealer’s customer. Since the sales finance contracts are purchased on a nonrecourse basis, no credit is being extended to the dealers and the dealers have no liability for the sales finance contracts purchased from them, except to the extent of the dealer reserve discussed below and representations and warranties in the dealer’s agreement. Once the loan has been documented, the dealer sells the contract to Fidelity.

     The interest rate quoted by a dealer on a sales finance contract may exceed the interest charged by Fidelity on the particular contract. That interest differential or flat fee, depending on the dealer arrangement, is amortized in a prepaid asset account. Usually 75% to 100% of the interest differential or flat fee is immediately paid to the dealer as compensation for originating and documenting the loan. Any unpaid portion is retained in the dealer holdback account and Fidelity may deduct from this account prepayments, rebates, charge-offs and any rebates of interest charges due Fidelity on sales finance contracts purchased from the dealer. If any amount is remaining in the holdback account at the time all sales finance contracts purchased by Fidelity from the dealer have been paid in full, such amount is retained by Fidelity. The potential charge-offs in excess of the holdback are provided for by the allowance for loan losses. Net charge-offs on indirect automobile loans for the years ended December 31, 2002 and 2001, were $2.1 million and $1.7 million, respectively.

     Credit Card Loans. Fidelity currently offers Fidelity branded credit card products under a long term agent bank relationship with Bank One. (See “Recent Developments”)

     Residential Mortgage Banking

     The Bank is engaged in the residential mortgage banking business, focusing on one-to-four family properties. The Bank offers Federal Housing Authority (“FHA”), Veterans Administration (“VA”), conventional and non-conforming loans (those with balances over $322,700). In addition, loans are purchased from independent mortgage companies located in the Southeast. The Bank operates its residential mortgage banking business from four locations in the Atlanta metropolitan area and also has a loan origination office in Jacksonville, Florida. The Bank is an approved originator and servicer for Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) and is an approved originator for loans insured by Housing and Urban Development (“HUD”).

     Mortgage loans held-for-sale fluctuate due to economic conditions, interest rates, the level of real estate activity and seasonal factors. During 2002, the Bank originated approximately $144 million in loans to be held in the Bank’s portfolio. The Bank sells mortgages, service released, to investors. The Bank does not service mortgage loans for third parties.

     Securities Brokerage Services

     Fidelity Capital commenced business as a full-service broker in late 1992. Fidelity Capital is a registered National Association of Securities Dealer (“NASD”) broker-dealer. Fidelity Capital operates from its office in Atlanta.

     International Trade Services

     Fidelity provides services to individuals and business clients in meeting their international business requirements. Letters of credit, foreign currency drafts, foreign and documentary collections, export finance and international wire transfers represent some of the services provided.

Significant Operating Policies

     Lending Policy

     Lending authority is delegated by the Board of Directors of the Bank to loan officers, each of whom is limited as to the amount of secured and unsecured loans that the loan officer can make to a single borrower or related group of borrowers. All loans in excess of $250,000 must be approved by the Officer’s Credit Committee of the Bank. All loans in excess of $1,000,000 must be approved by the Loan and Discount Committee of the Board of Directors of the Bank.

     The Bank provides written guidelines for lending activities. Secured loans, except indirect installment loans which are generally secured by the vehicle purchased, are made to persons who are well-established and have net worth, collateral and cash flow to support the loan. Real estate loans are made only when such loans are secured by real property located primarily in Georgia or Florida. Unsecured loans normally are made by the Bank only to persons who maintain depository relationships with the Bank. Any loan renewal request is reviewed in the same manner as an application for a new loan.

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

     Many of the Bank’s commercial loans are secured by real estate (and thus are categorized as real estate mortgage loans), because such collateral may be superior to other types of collateral owned by small businesses. Loans secured by commercial real estate, however, are subject to certain inherent risks. Commercial real estate may be substantially illiquid and values are difficult to ascertain and are subject to wide fluctuations, depending upon economic conditions. For loans in excess of $250,000, the Bank generally requires that qualified independent appraisers determine the value of any commercial real estate taken as collateral. The Bank will generally lend 75% of the appraised value or the purchase price of the real estate, whichever is less.

     The Bank originates short-term residential construction loans for housing and a limited number of residential acquisition and development loans in the Atlanta and Jacksonville metropolitan areas. Residential construction loans are made through the use of officer guidance lines, which are approved, when appropriate, by the Bank’s Loan and Discount Committee. The specific maximum loan commitment and number of unsold houses allowed are clearly identified for each of the approximately 68 builders’ officer guidance lines. Each loan is individually reviewed and approved by the loan officer and is subject to an appraisal and a maximum 80% loan-to-value ratio.

     These guidelines are approved for established builders with track records and adequate financial strength to support the credit being requested. Loans may be for speculative starts or for pre-sold residential property to specific purchasers. As of December 31, 2002, approximately $131 million (16.6% of total loans) was outstanding on residential construction loans, of which approximately $48 million was for acquisition and development loans. Acquisition and development loans generally have 18 month or shorter maturities and are for the purpose of developing lots for a builder’s own building program usage or are generally pre-sold to an established builder or builders.

     Inter-agency guidelines adopted by Federal banking regulators, including the Office of the Comptroller of the Currency (“OCC”), require that financial institutions establish real estate lending policies. The guidelines also establish certain maximum allowable real estate loan-to-value standards. The Bank has adopted the Federal standards as its maximum allowable standards, but has in place loan policies which are, in some cases, more conservative than the OCC guidelines. The Bank and the OCC guidelines require maximum allowable loan-to-value ratios for various types of real estate loans as set forth in the following schedule:

	Maximum Allowable
Loan Category	Loan-to-Value Ratio

	OCC	Bank

Land	65%	50%
Land development	75	75
Construction:
Commercial, multifamily(1) and other Nonresidential	80	75
One-to-four family residential	85	80
Improved property	85	75
Owner-occupied one-to-four family and home equity(2)	90	–

(1)	Multifamily construction includes condominiums and cooperatives.

(2)	A loan-to-value limit has not been established by the Bank for permanent mortgage or home equity loans on owner-occupied, one-to-four family residential property. However, for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral is required.

     Potential specific risk elements associated with each of the Bank’s lending categories include the following:

Installment loans to individuals	Employment status, changes in local economy, difficulty in monitoring collateral (vehicle, boat, mobile home) and limited personal contact as a result of indirect lending through dealers
Home equity lines of credit	Employment status, changes in local economy and changes in market conditions

Commercial, financial and agricultural
Industry concentrations, changes in local economy, difficulty in monitoring the valuation of collateral (inventory, accounts receivable and vehicles), borrower management expertise, increased competition, and specialized or obsolete equipment as collateral
Real estate-residential construction	Inadequate collateral and changes in market conditions

Real estate-residential mortgage	Changes in local economy and interest rate caps on variable rate loans

     Management believes that the outstanding loans included in each of these categories do not represent more than the normal risks associated with these categories, as described above. Fidelity’s underwriting and asset quality monitoring systems focus on minimizing the risks outlined above.

     Loan Review and Nonperforming Assets

     The Bank’s Credit Administration Department reviews the Bank’s loan portfolio to identify potential deficiencies and appropriate corrective actions. The Credit Administration Department reviews more than 30% of the commercial and construction loan portfolios and reviews 10% of the consumer portfolio annually. The results of the reviews are presented to the Bank’s Board of Directors on a monthly basis. Loan reviews are performed on credits that are selected according to their risks. Past due loans are reviewed weekly by each lending officer and by the Credit Administration Department. A summary report is reviewed monthly by the Bank’s Board of Directors. The Bank’s Loan and Discount Committee, comprised of members of Board of Directors of the Bank, annually reviews all loans over $1.0 million.

     A 10% sample of consumer loans is reviewed on a monthly basis in compliance with the Bank’s policies and procedures.

     A provision for loan losses and a corresponding increase in the allowance for loan losses are recorded monthly, taking into consideration historical charge-off experience, delinquency, current economic conditions, result of credit review and management’s estimate of losses inherent in the loan portfolio.

     Asset/Liability Management

     Fidelity’s Asset/Liability Committee (the “Committee”) is comprised of officers of Fidelity and the Bank who are charged with managing Fidelity’s assets and liabilities. The Committee attempts to manage asset growth, liquidity and capital in order to maximize income and reduce interest rate risk. The Committee directs Fidelity’s overall acquisition and allocation of funds. At its meetings, the Committee reviews and discusses the asset and liability funds budget and projections in relation to the actual flow of funds. The Committee also reviews and discusses peer group comparisons, the ratio of the amount of rate-sensitive assets to the amount of rate-sensitive liabilities and other variables, such as expected loan demand, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary policy adjustments and the overall state of the economy.

     Investment Portfolio Policy

     Fidelity’s investment portfolio policy is to maximize income consistent with liquidity, asset quality, regulatory constraints and asset/liability objectives. The policy is reviewed at least annually by Fidelity’s and the Bank’s Boards of Directors. The Boards of Directors are provided information monthly concerning sales, purchases, resulting gains or losses, average maturity, Federal taxable equivalent yields and appreciation or depreciation by investment categories.

Supervision and Regulation

     Holding Company Regulation

     Fidelity is a registered bank holding company subject to regulation by the Federal Reserve Board (“Federal Reserve” or “FRB”) under the Bank Holding Company Act of 1956, as amended (“Holding Company Act”). Fidelity is required to file financial information with the Federal Reserve periodically and is subject to periodic examination by the Federal Reserve.

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

     Fidelity’s Board of Directors on March 21, 2002, adopted the Board Resolutions which prohibits Fidelity, among other things, from redeeming its Common Stock, paying dividends on its Common Stock or incurring debt without the approval of the Federal Reserve. (See “Recent Developments”)

     Fidelity must also register with the Georgia Department of Banking and Finance (“GDBF”). Such registration filing includes information with respect to the financial condition, operations, management and intercompany relationships of Fidelity and its subsidiaries, and related matters. The GDBF may also require such other information as is necessary to keep itself informed as to whether the provisions of Georgia law and the regulations and orders issued thereunder by the GDBF have been complied with, and the GDBF may make examinations of Fidelity.

     Fidelity and Fidelity Capital are “affiliates” of Fidelity National Bank under the Federal Reserve Act, which imposes certain restrictions on (i) loans by the Bank to Fidelity, (ii) investments in the stock or securities of Fidelity by the Bank, (iii) the Bank’s accepting the stock or securities of one of its affiliates from a borrower as collateral for loans and (iv) the purchase of assets from Fidelity by the Bank. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any grant of credit, lease or sale of property or furnishing of services.

     Bank Regulation

     The Bank is a national bank chartered under the National Bank Act. The Bank and its wholly owned subsidiaries are subject to the supervision of, and are regularly examined by, the OCC. The OCC regulates and monitors all areas of the Bank’s operations and activities, including reserves, loans, mergers, issuances of securities, payments of dividends, interest rates, mortgage servicing, accounting and the establishment of branches. Interest and certain other charges collected or contracted for by the Bank are also subject to state usury laws or certain Federal laws concerning interest rates.

     The Bank is insured by the Federal Deposit Insurance Corporation (the “FDIC”). The major functions of the FDIC with respect to insured banks include paying depositors to the extent provided by law if an insured bank is closed without adequate provision having been made to pay claims of depositors, acting as a receiver of state banks placed in receivership when appointed receiver by state authorities and preventing the development or continuance of unsound and unsafe banking practices. The FDIC also has the authority to recommend to the appropriate Federal agency supervising an insured bank that the agency take informal action against such institution and to act to implement the enforcement action itself if the agency fails to follow the FDIC’s recommendation. The FDIC also has the authority to examine all insured banks.

     In 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“1991 Act”) was adopted, the principal initial effect of which was to permit the Bank Insurance Fund (“BIF”) to borrow up to $30 billion from the U.S. Treasury (to be repaid through deposit insurance premiums over 15 years) and to permit the BIF to borrow working capital from the Federal Financing Bank in an amount up to 90% of the value of the assets the FDIC has acquired from failed banks. Pursuant to the 1991 Act, the FDIC has implemented a risk-based assessment system whereby banks are assessed on a sliding scale, depending on their placement in nine separate supervisory categories. Effective June 1, 1996, the BIF reached a reserve ratio of 1.30% of total estimated deposits and the FDIC lowered the assessment rate schedule for BIF members to no assessment for the healthiest banks to $.27 per $100 of deposits for less healthy institutions. Because of the Bank’s rating, there was no BIF assessment at December 31, 2002. Effective January 1, 2003, the Bank’s assessment is $.03 per $100 of deposits.

     The Bank’s total FDIC insurance and SAIF assessments for the years ended December 31, 2002, 2001 and 2000 were $384,000, $137,000 and $258,000, respectively.

     Various other sections of the 1991 Act impose substantial auditing and reporting requirements and increase the role of independent accountants and outside directors on banks having assets of $500 million or more. The 1991 Act also provides for a ban on the acceptance of brokered deposits except by well capitalized institutions and adequately capitalized institutions with the permission of the FDIC, and for restrictions on the activities engaged in by state banks and their subsidiaries as principal, including insurance underwriting, to the same activities permissible for national banks and their subsidiaries, unless the state bank is well capitalized and a determination is made by the FDIC that the activities do not pose a significant risk to the insurance fund.

     The Bank entered into a consent order (“Consent Order”) with the OCC dated December 21, 2000, related to its Trust Department operations. Under the terms of the Consent Order, the Bank discontinued accepting new trust accounts, engaged independent accountants and legal counsel to review and evaluate its trust department business practices, controls, policies and procedures in order to assure regulatory compliance and maintenance of the Trust Department’s books, records and filings on a current basis and instituted an overall assessment of the current and future risks and benefits of continuing the Bank’s Trust Department operations. The Bank sold its business of administrating self-directed individual retirement accounts in December 2000 and on December 1, 2001, entered into a strategic alliance agreement with Reliance Trust Company (“RTC”). Under the agreement, the Bank’s trust accounts became a part of RTC’s trust and asset management business. The Bank appointed a special committee of its Board of Directors to coordinate execution of its obligations under the Consent Order. The Consent Order was terminated by the OCC on June 18, 2002.

     The Bank entered into an agreement with the OCC on September 5, 2001, (the “Letter Agreement”). The Letter Agreement, which stems from the OCC’s examination as of December 31, 2000, calls for, among other things (i) the appointment of a Compliance Committee; (ii) total Bank capital of 11% of risk-weighted assets and a leverage ratio of 8% of adjusted total assets; (iii) three-year strategic and capital plans, revised as necessary; (iv) payment of Bank dividends only when there is no supervisory objection; (v) formalizing the process for reviewing new management capabilities and strengthen management, as required; (vii) a review of loan policies, loan management information systems, and the internal loan review process especially related to criticized assets, nonaccrual loans and the allowance for loan losses; and (viii) revisions to the internal audit process. The Letter Agreement continues in effect until cancelled by the OCC. The Bank’s capital ratios have been in compliance since the inception of the Letter Agreement. The Bank is in compliance with several of the other items called for in the Letter Agreement and is working to finalize the remaining items. Fidelity does not expect to incur significant additional costs to comply with the Letter Agreement.

     Capital Requirements

     The information contained in Notes 2 and 12 to Fidelity’s 2002 Annual Report to Shareholders under the headings “Regulatory Agreements” and “Shareholders’ Equity”, respectively, are incorporated herein by reference.

     Interstate Banking Act

     In September 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”) became law. The Interstate Banking Act has two major provisions regarding the merger, acquisition and operation of banks across state lines. First, it provides that, effective September 29, 1995, adequately capitalized and managed bank holding companies will be permitted to acquire banks in any state. State laws prohibiting interstate banking or discriminating against out-of-state banks were preempted as of the effective date. States cannot enact laws opting out of this provision; however, states may adopt a minimum restriction requiring that target banks located within the state be in existence for a period of years, up to a maximum of five years, before such bank may be subject to the Interstate Banking Act. The Interstate Banking Act establishes deposit caps which prohibit acquisitions that would result in the acquirer controlling 30% or more of the deposits of insured banks and thrifts held in the state in which the acquisition or merger is occurring or in any state in which the target maintains a branch or 10% or more of the deposits nationwide. State-level deposit caps are not preempted as long as they do not discriminate against out-of-state acquirers. The Federal deposit caps apply only to initial entry acquisitions.

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

     Impact of Enactment of the Gramm-Leach-Bliley Act

     The activities permissible to bank holding companies and their affiliates were substantially expanded by the Gramm-Leach-Bliley Act (“Gramm-Leach”). Among other things, Gramm-Leach establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. Generally, the new law (i) repeals the historical restrictions and eliminates many Federal and state law barriers to affiliations among banks and securities firms, insurance companies and other financial service providers, (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadens the activities that may be conducted by subsidiaries of national banks and state banks, (iv) provides an enhanced framework for protecting the privacy of information gathered by financial institutions regarding their customers and consumers, (v) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank System, (vi) requires public disclosure of certain agreements relating to funds expended in connection with an institution’s compliance with the Community Reinvestment Act, and (vii) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions, including the functional regulation of bank securities and insurance activities.

     Bank holding companies are now permitted to engage in a wider variety of financial activities than permitted under the prior law, particularly with respect to insurance and securities activities. In addition, in a change from the prior law, bank holding companies are in a position to be owned, controlled or acquired by any company engaged in financially related activities.

     Activity Restrictions

     The Bank Holding Company Act generally limits a company’s activities to managing or controlling banks, furnishing services to or performing services for its subsidiaries and engaging in other activities that the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the FRB must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public that outweigh possible adverse effects. Possible benefits include greater convenience, increased competition and gains in efficiency. Possible adverse effects include undue concentration of resources, decreased or unfair competition, conflicts of interest and unsound banking practices. The FRB has determined the following activities, among others, to be permissible for bank holding companies:

•	Factoring accounts receivable;

•	Acquiring or servicing loans;

•	Leasing personal property;

•	Conducting discount securities brokerage activities;

•	Performing certain data processing services;

•	Acting as agent or broker and selling credit life insurance and certain other types of insurance in connection with credit transactions;

•	Performing certain limited insurance underwriting activities;

•	Acting as a fiduciary, investment or financial advisor;

•	Making investments in corporations or projects designed primarily to promote community welfare; and

•	Acquiring savings and loan associations.

     Effective March 11, 2000, Gramm-Leach expanded the range of permitted activities of certain bank holding companies to include the offering of virtually any type of service that is financial in nature or incidental thereto, including banking, securities underwriting, insurance (both underwriting and agency), merchant banking, acquisitions of and combinations with insurance companies and securities firms and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. In order to engage in these new activities, a bank holding company must qualify and register with the FRB as a financial holding company. To qualify as a financial holding company, a bank holding company must demonstrate that each of its bank subsidiaries is well-capitalized and well-managed and has a rating of “satisfactory” or better under the Community Reinvestment Act of 1977 (“CRA”). Certain of the additional activities authorized under Gramm-Leach may also be undertaken by a financial subsidiary of a bank. Under Gramm-Leach, a functional system of regulation will apply to financial holding companies under which banking activities will be regulated by the Federal banking regulators, securities activities will be regulated by the Federal securities regulators and insurance activities will be subject to regulation by the appropriate state insurance authorities.

     Fidelity has not yet determined whether it will seek to qualify as or engage in any of the additional activities authorized for a financial holding company.

     Regulation of Mortgage Banking

     The mortgage banking industry is subject to the rules and regulations of, and examinations by, the GDBF, FNMA, FHLMC, Government National Mortgage Association (“GNMA”), HUD, FHA and state regulatory authorities with respect to originating, processing, underwriting, selling, securitizing and servicing residential mortgage loans. In addition, there are other Federal and state statutes and regulations affecting such activities.

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

     Broker-Dealer Regulation

     Securities broker-dealers are subject to extensive regulation. Generally, broker-dealers must register with the Securities and Exchange Commission (the “Commission”) and the states in which they operate. All broker-dealers must be members of the National Association of Securities Dealers (“NASD”), subject to its rules and disciplinary procedures. Personnel of broker-dealers engaged in sales activities must be licensed as salespeople under the appropriate state laws and register with the NASD. Registered broker-dealers are subject to detailed record keeping and reporting requirements. The extent to which broker-dealers can extend credit is also subject to regulation. Fidelity Capital, as a registered broker-dealer, is also subject to rules regarding minimum capital, disclosure obligations, restrictions on markups and other matters.

Competition

     The banking business is highly competitive. Fidelity’s primary market area, other than for residential mortgages and indirect automobile loans, consists of Fulton, DeKalb, Cobb, Clayton and Gwinnett counties, Georgia. The Bank competes for traditional bank business with numerous other commercial banks and thrift institutions with offices in Fidelity’s primary trade area and internet banks, many of which have greater financial resources than Fidelity. Fidelity also competes for loans with insurance companies, regulated small loan companies, credit unions and certain governmental agencies. Fidelity Capital competes with independent brokerage and investment companies, as well as state and national banks and their affiliates and other financial companies. There can be no assurance that additional companies will not offer products and services that are competitive with those offered by Fidelity and its subsidiaries. The emergence of such competitors could have a material adverse effect on results of operations and financial condition of Fidelity.

     Indirect automobile financing and mortgage banking industries are also highly competitive. Fidelity competes with banks and special purpose credit card banks and companies throughout the United States for credit card customers under its long-term agent bank relationship with BankOne. In the indirect automobile financing industry, Fidelity competes with specialty consumer finance companies, including automobile manufacturer’s captive finance companies, in addition to banks. The residential mortgage banking business of Fidelity competes with independent mortgage banking companies, state and national banks and their subsidiaries, as well as thrift institutions and insurance companies. There can be no assurance that additional companies will not offer products and services that are competitive with those offered by Fidelity. The emergence of such competitors could have a material adverse effect on the results of operations and financial condition of Fidelity.

Employees

     As of December 31, 2002, Fidelity had 394 full-time equivalent employees. Fidelity is not a party to any collective bargaining agreement. Fidelity believes that its employee relations are good.

Executive Officers

     Executive officers are elected by the Board of Directors annually at the Board of Directors’ meeting held directly after the Annual Meeting of Shareholders and hold office until the next election, unless they resign sooner or are removed from office.

     Fidelity’s executive officers, their ages, their positions with Fidelity at March 1, 2003, and the period during which the person served as an executive officer, are as follows:

		Officer
Name	Age	Since	Position

James B. Miller, Jr.	62	1979	Chairman of the Board, President and Chief Executive Officer of Fidelity since 1979; Chairman of the Bank since 1998; President of the Bank from 1977 to 1997, and Chairman of Fidelity Capital since 1992.

Larry D. Peterson	54	1997	Vice President of Fidelity since 1997; President and Chief Executive Officer of the Bank since 1997.

David Buchanan	45	1995	Vice President of Fidelity since 1999; Senior Vice President of the Bank since 1995.

M. Howard Griffith, Jr.	60	1994	Principal Accounting Officer of Fidelity and Chief Financial Officer of Fidelity and the Bank since February 1994.

H. Palmer Proctor, Jr.	35	1996	Vice President of Fidelity since 1996; Vice President of the Bank since 1993.

Risk Factors

     Credit Risk and Loan Concentration

     A major risk facing lenders is the risk of losing principal and interest as a result of a borrower’s failure to perform according to the terms of the loan agreement, or “credit risk.” Real estate loans include residential mortgages and construction and commercial loans secured by real estate. Fidelity’s credit risk with respect to its real estate loans relates principally to the value of the underlying collateral. Fidelity’s credit risk with respect to its indirect automobile loans and commercial loans relates principally to the general creditworthiness of the borrowers, who primarily are individuals and small and medium-sized businesses in the metropolitan areas of Atlanta, Georgia and Jacksonville, Florida. While indirect automobile loans are secured, they are characterized by loan to value ratios that could result in Fidelity not recovering the full value of an outstanding loan upon default by the borrower. There can be no assurance that the allowance for loan losses will be adequate to cover future losses in the existing loan portfolios. Loan losses exceeding Fidelity’s historical rates could have a material adverse affect on the results of operations and financial condition of Fidelity.

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

     Management Information Systems

     The sophistication and level of risk of Fidelity’s business requires the utilization of thorough and accurate management information systems. Failure of management to effectively implement, maintain, update and utilize updated management information systems could prevent management from recognizing in a timely manner deterioration in the performance of its business, particularly its indirect automobile loan portfolios. Such failure to effectively implement, maintain, update and utilize comprehensive management information systems could have a material adverse effect on the results of operations and financial condition of Fidelity.

     Adverse Economic Conditions

     Fidelity’s major lending activities are indirect automobile and real estate and commercial loans. Indirect automobile loans and residential mortgage loans are also produced for resale, with servicing rights often retained for indirect automobile loans only. An increase in interest rates could have a material adverse effect on the housing and automobile industries and consumer spending generally. In addition, an increase in interest rates could cause a decline in the value of residential mortgages and indirect automobile loans held-for-sale by Fidelity. These events could adversely affect the results of operations and financial condition of Fidelity.

     As of December 31, 2002, residential mortgages held-for-sale by Fidelity were principally on real property located in the metropolitan areas of Atlanta, Georgia, and Jacksonville, Florida. Fidelity’s indirect automobile loans have been obtained principally from automobile dealers located in the metropolitan areas of Jacksonville, Florida, and Atlanta, Georgia. Adverse national, regional and local economic conditions may adversely affect the results of operations and financial condition of Fidelity.

     Changes in Board Resolution and Letter Agreement

     Fidelity is subject to the Board Resolutions and the Bank is subject to the Letter Agreement, as discussed above. Adverse changes in such agreements or the imposition of additional adverse agreements upon Fidelity or the Bank by the regulatory authorities may adversely affect the capital requirements of the Bank and/or otherwise adversely affect the businesses of Fidelity and the Bank and their ability to pay dividends.

     Litigation and Potential Litigation

     Fidelity is subject to claims of violations of laws and regulations in the conduct of its business. Although Fidelity has established procedures to implement compliance with such laws and regulations, there can be no assurances that, in all instances, the activities undertaken will be in full compliance thereof. Violations of such laws and regulations may result in monetary liability and restrictions on its activities which may adversely affects the results of operations and financial condition of Fidelity.

     Dependence on Key Personnel

     Fidelity currently depends heavily on the services of its Chief Executive Officer, James B. Miller, Jr, and a number of other key management personnel. The loss of Mr. Miller’s services or of other key personnel could materially and adversely affect the results of operations and financial condition of Fidelity. Fidelity’s success will also depend in part on its ability to attract and retain additional qualified management personnel. Competition for such personnel is strong in the banking industry and Fidelity may not be successful in attracting or retaining the personnel it requires.

     Governmental Regulation — Banking

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

     Governmental Regulation — Mortgage Banking

     The mortgage banking operations of Fidelity are subject to extensive regulation by Federal and state governmental authorities and agencies, including FNMA, FHLMC, GNMA, the Federal Housing Authority and the Veterans Administration. Consequently, Fidelity is subject to various laws, rules and regulations and judicial and administrative decisions that, among other things, regulate credit-granting activities, govern secured transactions, and establish collection, repossession and claims-handling procedures and other trade practices. Failure to comply with regulatory requirements can lead to loss of approved status, termination of servicing contracts without compensation to the servicer, demands for indemnification or mortgage loan repurchases, class action lawsuits and administrative enforcement actions. Although Fidelity believes that it is in compliance in all material respects with applicable Federal, state and agency laws, rules and regulations, there can be no assurance that more restrictive laws, rules and regulations will not be adopted in the future which could make compliance more difficult or expensive, restrict Fidelity’s ability to originate, purchase or sell mortgage loans, further limit or restrict the amount of interest and other fees that may be earned or charged on mortgage loans originated, purchased or serviced by Fidelity or otherwise adversely affect the results of operations and financial condition of Fidelity.

     Governmental Regulation — Securities

     The securities industry in the United States is subject to extensive regulation under both Federal and state laws. Broker-dealers are subject to regulations covering all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure, record keeping and the conduct of directors, officers and employees. Fidelity Capital is required to comply with many complex laws and rules as a broker-dealer, including rules relating to possession and control of customer funds and securities, margin lending and execution and settlement of transactions.

     Additional legislation, changes in rules promulgated by the Commission, the NASD, the FRB, the various stock exchanges and other self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers. The Commission, the NASD, and other self-regulatory organizations and state securities commissions may conduct administrative proceedings regarding alleged violations of their rules, which can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or any of its officers or employees. Fidelity Capital’s ability to comply with all applicable laws and rules is dependent in large part upon the establishment and maintenance of a compliance system reasonably designed to ensure such compliance, as well as Fidelity Capital’s ability to attract and retain qualified compliance personnel. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of creditors and stockholders of broker-dealers. Fidelity Capital could in the future be subject to disciplinary or other actions due to claimed noncompliance, which could have a material adverse effect on the results of operations and financial condition of Fidelity.

     Consumer and Debtor Protection Laws

     Fidelity is subject to numerous Federal and state consumer protection laws that impose requirements related to offering and extending credit. The United States Congress and state governments may enact laws and amend existing laws to regulate further the consumer industry or to reduce finance charges or other fees or charges applicable to consumer revolving loan accounts. Such laws, as well as any new laws or rulings which may be adopted, may adversely affect Fidelity’s ability to collect on account balances or maintain previous levels of finance charges and other fees and charges with respect to the accounts. Any failure by Fidelity to comply with such legal requirements also could adversely affect its ability to collect the full amount of the account balances. Changes in Federal and state bankruptcy and debtor relief laws could adversely affect the results of operations and financial condition of Fidelity if such changes result in, among other things, additional administrative expenses and accounts being written off as uncollectible.

     Composition of Real Estate Loan Portfolio

     The real estate loan portfolio of Fidelity includes residential mortgages and construction and commercial loans secured by real estate. Fidelity generates all of its real estate mortgage loans in Georgia and Florida. Therefore, conditions of these real estate markets could strongly influence the level of Fidelity’s non-performing mortgage loans and the results of operations and financial condition of Fidelity. Real estate values and the demand for mortgages and construction loans are affected by, among other things, changes in general or local economic conditions, changes in governmental rules or policies, the availability of loans to potential purchasers and acts of nature. Although Fidelity’s underwriting standards are intended to protect Fidelity against adverse general and local real estate trends, declines in real estate markets could adversely impact the demand for new real estate loans, the value of the collateral securing Fidelity’s loans and the results of operations and financial condition of Fidelity.

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

     Relationship with Dealers

     Fidelity’s indirect automobile lending operation depends in large part upon its ability to maintain and service its relationships with automobile dealers. There can be no assurance Fidelity will be successful in maintaining such relationships or increasing the number of dealers with which it does business or that its existing dealer base will continue to generate a volume of finance contracts comparable to the volume historically generated by such dealers.

ITEM 2. PROPERTIES

     Fidelity’s principal executive offices consist of 60,511 square feet (of which 50,479 square feet are sublet) in Atlanta, Georgia. Fidelity’s operations are principally conducted from 80,000 square feet located at 3 Corporate Square, Atlanta, Georgia. The Bank has 19 branch offices located in Fulton, DeKalb, Cobb, Clayton and Gwinnett Counties, Georgia, of which 12 are owned and seven are leased. Fidelity leases a loan production office in Jacksonville, Florida.

ITEM 3. LEGAL PROCEEDINGS

     Fidelity is a party to claims and lawsuits arising in the course of normal business activities. Such claims and lawsuits include certain complaints filed against Fidelity Capital by former customers and others, seeking to assert claims regarding allegations of improprieties involving a former customer. The majority of these claims were settled through arbitration or agreements in 2002, resulting in payments by Fidelity Capital to third parties of $1,010,000. Recovery of these payments is expected through an insurance claim currently in negotiation discussed below.

     As of December 31, 2002, Fidelity Capital has an insurance receivable recorded for the $1,010,000, less an allowance of $250,000. In addition, there were other settlements made to claimants aggregating $54,250 recorded in 2002. In early January 2003, agreement was reached on a $100,000 settlement related to a remaining claim. Such settlement was neither probable nor estimable as of December 31, 2002. Fidelity agreed to input sufficient capital into Fidelity Capital to provide for the amount of such settlement. Other remaining claims against Fidelity Capital continue in arbitration and the amount of losses, if any, and the nature of regulatory sanctions, if any, cannot be determined at this time.

     In addition, the SEC is conducting an investigation of the actions taken by Fidelity Capital which are the subject of these complaints. Such action by the SEC may result in fines and other sanctions.

     Although the ultimate outcome of all claims and lawsuits outstanding on December 31, 2002 cannot be ascertained at this time, it is the opinion of management that these matters when resolved will not have a material adverse effect on Fidelity’s results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

PART II

ITEM 5. MARKET FOR FIDELITY’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Stock. Fidelity’s Common Stock is listed on the Nasdaq National Market under the trading symbol LION. There were approximately 750 shareholders of record and approximately 2,000 beneficial owners whose shares of Fidelity’s Common Stock are held by brokers, dealers and their nominees as of March 7, 2003.

     Market prices of the Fidelity’s Common Stock included on the inside back cover of the 2002 Annual Report to Shareholders are incorporated herein by reference. The last sale price on December 31, 2002, was $9.89.

     Dividends. Fidelity paid four (4) quarterly cash dividends of $.05 per share on its Common Stock for 2002 and 2001. The fourth quarterly dividend for 2002 was paid on January 17, 2003.

     Restrictions on Dividends — Indenture. The indenture (“Indenture”) relating to the 81/2% Subordinated Notes (“Notes”) provides that Fidelity may not pay cash dividends on its capital stock or redeem any shares of its capital stock if the cumulative dividends and redemptions would exceed cumulative consolidated net income of Fidelity for the three-year period ending on the dividend declaration date or redemption date. In addition, no dividend can be declared on the capital stock if an event of default has occurred and is continuing under the Notes, including the failure to pay interest on such indebtedness or default on other indebtedness exceeding $1 million. See Note 9 to Fidelity’s 2002 Annual Report to Shareholders.

     Fidelity currently is not in default on the covenant of the Indenture restricting dividend payments.

     Restrictions on Dividends by the Bank — Regulations. Under the regulations of the OCC, the Bank may declare dividends out of net profits. The approval of the OCC is required if the total of all dividends declared by the Bank exceeds the total of its net profits for the year, combined with its retained net profits for the preceding two years. The payment of dividends by the Bank may also be affected or limited by other factors, such as the requirement to maintain capital above regulatory guidelines. At December 31, 2002, the Bank’s shareholders’ equity totaled approximately $93.0 million. For 2002 and 2001, the Bank paid dividends to Fidelity aggregating $2.4 million for each year on its common stock and $1.3 and $1.2 million, respectively, on its Preferred Stock.

     In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could preclude the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice.

     Restrictions on Dividends by Bank – OCC Agreement. The OCC Letter Agreement permits Bank to pay dividends on its preferred stock and common stock only when there are no supervisory objections. Prior to the payment of each dividend by the Bank to Fidelity, the Bank requests a no objection from the OCC to the payment of the dividends. During the fourth quarter of 2002 the OCC initially objected to the payment of the dividends by the Bank to Fidelity. After the sale of Fidelity’s credit card line of business on December 20, 2002, Fidelity submitted a revised request for the payment of the dividends and received a no objection letter from the OCC.

     Restrictions on Dividends by Fidelity – FRB Agreement. Fidelity’s Board of Directors on March 21, 2002, adopted a resolution requested by the Federal Reserve Bank of Atlanta (“Board Resolution”). The Board Resolution, which related to the Federal Reserve Bank’s inspection of Fidelity as of December 31, 2000 and September 30, 2001, among other things, prohibits Fidelity from redeeming its capital stock, paying dividends on its Common Stock or incurring debt without the prior approval of the FRB. The Board Resolution continues until cancelled by the FRB. In the fourth quarter, approval of the FRB to the payment by Fidelity of the fourth quarter dividend was withheld pending the receipt of the no objection letter from the OCC permitting the dividend payments from the Bank to Fidelity.

ITEM 6. SELECTED FINANCIAL DATA

     Selected financial data for each of the five years ended December 31, 2002, is included in Fidelity’s 2002 Annual Report to Shareholders (page 10) and is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management’s discussion and analysis of financial condition and results of operations appear under the caption “Consolidated Financial Review” of Fidelity’s 2002 Annual Report to Shareholders (pages 11 to 34) and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The discussion on Market Risk appears under the caption “Consolidated Financial Review” of Fidelity’s 2002 Annual Report to Shareholder (pages 20 to 23) and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Report of Independent Auditors, the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in Fidelity’s 2002 Annual Report to Shareholders (pages 35 to 62) are incorporated herein by reference. Quarterly Financial Information on pages 33 and 34 of Fidelity’s 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF FIDELITY

     The information to be contained under the heading “Information About Nominees for Director” in the definitive Proxy Statement to be sent to shareholders in connection with the solicitation of proxies for Fidelity’s 2003 Annual Meeting of Shareholders to be held on April 24, 2003 to be filed with the Commission, is incorporated herein by reference. Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of Fidelity is included in Item 1 of this Report.

ITEM 11. EXECUTIVE COMPENSATION

     The information to be contained under the headings “Executive Compensation,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” in the definitive Proxy Statement to be sent to shareholders in connection with the solicitation of proxies for Fidelity’s Annual Meeting of Shareholders to be held on April 24, 2003, to be filed with the Commission, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information to be contained under the heading “Voting Securities and Principal Holders” in the definitive Proxy Statement to be sent to shareholders in connection with the solicitation of proxies for Fidelity’s 2003 Annual Meeting of Shareholders to be held on April 24, 2003, to be filed with the Commission, is incorporated herein by reference. For purposes of determining the aggregate market value of Fidelity’s voting stock held by non-affiliates, shares held by all Fidelity directors and executive officers and greater than 5% shareholders have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be “affiliates” of Fidelity as defined by the Commission.

     The following table provides information as of December 31, 2002 with respect to shares of Common Stock of Fidelity that may be issued under existing equity compensation plans of Fidelity. The equity compensation plans of Fidelity consist of the Stock Option Plan and the 401(k) tax qualified savings plan.

			Number of Securities
			Remaining Available for
			Future Issuance Under Equity
	Number of Securities to be		Compensation Plans
	Issued upon Exercise of	Weighted Average Exercise	(Excluding Securities
Plan Category	Outstanding Options	Price of Outstanding Options	Reflected in Column A)

Equity Compensation Plans Approved by Shareholders(1)	373,600	$8.54	126,400
Equity Compensation Plans Not Approved by Shareholders (2)	N/A	N/A	N/A

Total	373,600	$8.54	126,400

(1)	Consists of the 1997 Stock Option Plan.

(2)	Excludes shares issued under the Employee Stock Purchase Plan (401(k) plan).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information to be contained under the heading “Compensation Committee Interlocks and Insider Participation” in the definitive Proxy Statement to be sent to shareholders in connection with the solicitation of proxies for Fidelity’s 2003 Annual Meeting of Shareholders to be held on April 24, 2003, to be filed with the Commission, is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, Fidelity’s principal executive officer and principal financial officer have concluded that Fidelity’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by Fidelity in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in internal controls. There were no significant changes in Fidelity’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken with respect thereto.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1) Financial Statements.

     The following consolidated financial statements and notes thereto of Fidelity are incorporated by reference in Item 8 of this Report:

     Report of Independent Auditors

     Consolidated Balance Sheets — December 31, 2002, and December 31, 2001

     Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000

     Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000

     Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

     Notes to Consolidated Financial Statements — December 31, 2002

      (2) Financial Statement Schedules.

     No financial statement schedules are required to be filed or included as part of this Report on Form 10-K.

(b)  Reports on Form 8-K.

     (1)  Report on Form 8-K, date of report – November 13, 2002, reporting under Item 9, Regulation FD Disclosure, the filing of the Section 906 certifications of the Chief Executive Officer and of the Chief Financial Officer.

     (2)  Report on Form 8-K, date of report – December 20, 2002, reporting under Item 5, Other Events and Required Other FD Disclosures, the execution of a definitive agreement with Bank One and the subsequent sale to Bank One of Bank’s credit card portfolio.

(c)  Exhibits.

(a)	The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K. Items marked with an asterisk relate to management contracts or compensatory plans or arrangements.

Exhibit No.	Name of Exhibit

3(a) and 4(a)	Articles of Incorporation of Fidelity, as amended (included as Exhibit 3(a) and 4(a) to Fidelity’s Registration Statement on Form 10, Commission File No. 0-22374, filed with the Commission and incorporated herein by reference).

3(b)	ByLaws of Fidelity (included as Exhibit 3(b) and 4(b) to Fidelity’s Registration Statement on Form 10, Commission File 0-22374, filed with the Commission and incorporated herein by reference).

3(c)	Articles of Amendment to the Articles of Incorporation of Fidelity Southern Corporation (included as Exhibit 3(c) to the Report filed on Form 8-K dated August 4, 1995, filed with the Commission and incorporated herein by reference).

3(d)	Articles of Amendment to the Articles of Incorporation of Fidelity Corporation increasing the number of authorized shares of capital stock (included as Exhibit 3(d) to the Report on Form 10-K for 1996 which is incorporated by reference).

Exhibit No.	Name of Exhibit

3(e)	Articles of Amendment to the Articles of Incorporation of Fidelity Corporation authorizing the issuance of preferred stock (included as Exhibit 3(e) to the Report on Form 10-K for 1996 which is incorporated by reference).

3(f)	Amendment to Articles of Incorporation of Fidelity setting forth the terms of the Preferred Stock (included herein by reference to Exhibit 3(a) to Fidelity’s report on Form 8-K dated June 23, 1997).

4(b)	Form of Trust Indenture (included herein by reference as Exhibit 4(a) of Amendment 1 to Fidelity’s Registration Statement on From S-1, No.333-99174).

4(c)	Form of Subordinated Note (included herein by reference to Exhibit 4(b) of Amendment 1 to Fidelity’s Registration Statement on Form S-1, No. 33-99174).

10(a)	Fidelity National Bank Defined Contribution Master Plan and Trust Agreement and related Adoption Agreement, as amended (included as Exhibit 10(a) to Fidelity’s Registration Statement on Form 10, Commission File No. 0-22376, filed with the Commission and incorporated herein by reference).

10(b)	Lease Agreement dated February 6, 1989, by and between DELOS and Fidelity National Bank and amendments thereto (included as Exhibit 10(e) to Fidelity’s Registration Statement on Form 10, Commission File No. 0-22376, filed with the Commission and incorporated herein by reference).

10(c)	Lease Agreement dated September 7, 1995, by and between Toco Hill, Inc. and Fidelity National Bank (included as Exhibit 10(f) to Fidelity’s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

*10(d)	The Stock Option Plan (incorporated by reference to Exhibit A of the Proxy Statement of Fidelity dated April 21, 1997, for the 1997 Annual Meeting of Shareholders).

*10(e)	Stock Option Agreement between Larry D. Peterson and Fidelity (included as Exhibit 10(C) to Registration Statement on Form S-2, No. 333-36377, which is incorporated herein by reference).

Exhibit No.	Name of Exhibit

*10(f)	Stock Option Agreement between James B. Miller, Jr. and Fidelity (included as Exhibit 10(D) to Registration Statement on Form S-2, No. 333-36377, which is incorporated herein by reference).

10(g)	Common Stock Purchase Warrant issued to Raymond James & Associates, Inc. dated December 12, 1997 (included as Exhibit 10(e) to Registration Statement on Form S-2, No. 333-36377, which is incorporated by reference).

*10(h)	Employment Agreement among Fidelity, the Bank and Larry D. Peterson dated as of September 15, 2000 (included in Exhibit 10(k) to Fidelity’s Annual Report on Form 10-k for the year ended December 31, 2000, and incorporated herein by reference).

13	2002 Annual Report to Shareholders. Pages 10 through 62 are incorporated by reference.

21	Subsidiaries of Fidelity

23	Consent of Ernst & Young LLP

24	Powers of Attorney

(d)  Financial Statement Schedules. See Item 15 (a) (2) above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Fidelity National Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY NATIONAL CORPORATION

By: /s/ James B. Miller, Jr.

James B. Miller, Jr.
Chairman of the Board
March 24, 2003

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Fidelity National Corporation and in the capacities and on the dates indicated.

	/s/ James B. Miller, Jr.	Date: March 24, 2003

James B. Miller, Jr.
Chairman of the Board and Director
(Principal Executive Officer)

	/s/ M. Howard Griffith, Jr.	Date: March 24, 2003

M. Howard Griffith, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

*		Date: March 24, 2003

David R. Bockel
Director

*		Date: March 24, 2003

Edward G. Bowen, M.D.
Director

*		Date: March 24, 2003

Kevin S. King
Director

*		Date: March 24, 2003

Larry D. Peterson
Director

*		Date: March 24, 2003

Robert J. Rutland
Director

*		Date: March 24, 2003

W. Clyde Shepherd, III
Director

*		Date: March 24, 2003

Rankin M. Smith, Jr.
Director

*	/s/ M. Howard Griffith, Jr.	Date: March 24, 2003

M. Howard Griffith, Jr.
Attorney-in-fact

FIDELITY NATIONAL CORPORATION

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

     I, James B. Miller, Jr., Chief Executive Officer of Fidelity National Corporation certify that:

1.	I have reviewed this Annual Report on Form 10-K of Fidelity National Corporation (“Registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the Audit Committee of registrant’s Board of Directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

/s/ James B. Miller, Jr.

James B. Miller, Jr.
Chief Executive Officer
Fidelity National Corporation

FIDELITY NATIONAL CORPORATION

CERTIFICATION OF CHIEF FINANCIAL OFFICER

     I, M. Howard Griffith, Jr., Chief Financial Officer of Fidelity National Corporation certify that:

1.	I have reviewed this Annual Report on Form 10-K of Fidelity National Corporation (“Registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the Audit Committee of registrant’s Board of Directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

/s/ M. Howard Griffith, Jr.

M. Howard Griffith, Jr.
Chief Financial Officer
Fidelity National Corporation