Form 10-Q
period 2003-03-31
FIDELITY SOUTHERN CORP
filed 2003-05-13
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	March 31, 2003

Commission File Number:	0-22374

Fidelity Southern Corporation

(Exact name of registrant as specified in its charter)

Georgia	58-1416811

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3490 Piedmont Road, Suite 1550	Atlanta, GA 30305

(Address of principal executive offices)	(Zip Code)

(404) 639-6500

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 30, 2003

Common Stock, no par value	8,873,765

PART I — FINANCIAL INFORMATION
ITEM 1 — CONSOLIDATED FINANCIAL STATEMENTS

FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2003	2002

Assets
Cash and due from banks	$28,084,284	$32,143,830
Interest-bearing deposits with banks	1,361,191	25,339,194
Federal funds sold	4,494,298	69,455,481
Investment securities available-for-sale	133,703,790	110,866,468
Investment securities held-to-maturity (approximate fair value of $8,176,152 and $9,085,799 at March 31, 2003, and December 31, 2002, respectively)	8,023,403	8,887,858
Loans held-for-sale	55,630,738	35,466,743
Loans	773,098,881	754,829,651
Allowance for loan losses	(10,092,888)	(9,665,476)

Loans, net	763,005,993	745,164,175
Premises and equipment, net	14,495,478	14,744,439
Other real estate	2,682,319	2,628,799
Net liabilities of discontinued operations	(770,644)	(1,189,483)
Accrued interest receivable	4,908,507	4,896,250
Other assets	16,856,414	17,957,429

Total assets	$1,032,475,771	$1,066,361,183

Liabilities
Deposits
Noninterest-bearing demand deposits	$111,264,380	$114,034,591
Interest-bearing deposits:
Demand and money market	153,517,496	157,652,135
Savings	116,637,583	105,810,127
Time deposits, $100,000 and over	166,613,007	177,422,755
Other time deposits	315,984,626	351,174,778

Total deposits	864,017,092	906,094,386
Federal Home Loan Bank short-term borrowings	10,000,000	—
Other short-term borrowings	28,084,108	17,326,379
Trust preferred securities	20,500,000	20,500,000
Other long-term debt	30,507,500	40,507,500
Accrued interest payable	3,279,906	4,300,977
Other liabilities	4,992,332	6,464,919

Total liabilities	961,380,938	995,194,161

Shareholders’ Equity
Common stock, no par value. Authorized 50,000,000; issued 8,871,761 and 8,866,624; outstanding 8,860,669 and 8,855,532 as of March 31, 2003 and December 31, 2002, respectively	40,380,384	40,334,910
Treasury stock	(69,325)	(69,325)
Accumulated other comprehensive income, net of tax	1,705,292	2,145,928
Retained earnings	29,078,482	28,755,509

Total shareholders’ equity	71,094,833	71,167,022

Total liabilities and shareholders’ equity	$1,032,475,771	$1,066,361,183

     See accompanying notes to consolidated financial statements.

FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	March 31,

	2003	2002

Interest income
Loans, including fees	$12,710,331	$12,655,227
Investment securities	1,743,512	1,488,148
Federal funds sold	76,949	38,780
Deposits with other banks	29,074	8,164

Total interest income	14,559,866	14,190,319
Interest expense
Deposits	5,183,048	6,137,295
Short-term borrowings	86,280	374,158
Trust preferred securities	567,410	511,385
Other long-term debt	604,919	437,385

Total interest expense	6,441,657	7,460,223

Net interest income	8,118,209	6,730,096
Provision for loan losses	1,000,000	1,264,476

Net interest income after provision for loan losses	7,118,209	5,465,620
Noninterest income
Service charges on deposit accounts	1,259,038	1,227,676
Merchant activities	—	4,265,263
Mortgage banking activities	873,388	535,150
Brokerage activities	117,848	237,610
Indirect lending activities	560,236	803,662
Securities gains, net	330,924	63,148
Other	574,033	748,729

Total noninterest income	3,715,467	7,881,238
Noninterest expense
Salaries and employee benefits	4,810,065	4,411,273
Furniture and equipment	682,113	825,127
Net occupancy	985,475	836,508
Merchant processing	—	525,234
Communication expenses	408,355	390,046
Professional and other services	1,190,456	1,122,933
Other	1,570,162	1,519,991

Total noninterest expense	9,646,626	9,631,112

Income from continuing operations before income tax expense	1,187,050	3,715,746
Income tax expense	325,206	1,224,472

Income from continuing operations	861,844	2,491,274

FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
(UNAUDITED)

Discontinued operations:
(Loss) income from discontinued operations (net of income tax (benefit) expense of ($51,796) and $194,556, respectively)	(95,276)	378,777

Net Income	$766,568	$2,870,051

Earnings per share from continuing operations:
Basic earnings per share	$0.10	$0.28

Diluted earnings per share	$0.10	$0.28

Earnings per share:
Basic earnings per share	$0.09	$0.33

Diluted earnings per share	$0.09	$0.33

Dividends declared per share	$0.05	$0.05

Weighted average common shares outstanding-basic	8,858,732	8,781,628

Weighted average common shares outstanding — fully diluted	8,927,188	8,792,615

     See accompanying notes to consolidated financial statements.

FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,

	2003	2002

Operating activities
Net income from continuing operations	$861,844	$2,491,274
Net (loss) income from discontinued operations	(95,276)	378,777
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	1,000,000	1,264,476
Depreciation and amortization of premises and equipment	498,953	614,413
Securities gains, net	(330,924)	(63,148)
Gain on loan sales	(34,837)	(238,697)
Proceeds from sale of other real estate	59,593	499,507
Net (increase) decrease in loans held-for-sale	(20,163,995)	33,298,057
Net (increase) decrease in accrued interest receivable	(12,257)	177,414
Net decrease in accrued interest payable	(1,021,071)	(958,968)
Net decrease in other assets	1,101,015	942,700
Net (decrease) increase in other liabilities	(1,472,587)	1,428,245
Other	60,298	(432,733)

Net cash flows (used in) provided by operating activities	(19,549,244)	39,401,317
Investing activities
Maturities of investment securities held-to-maturity	864,455	880,219
Purchases of investment securities available-for-sale	(63,811,927)	—
Sales of investment securities available-for-sale	7,760,715	2,010,000
Maturities of investment securities available-for-sale	33,043,880	4,731,070
Net increase in loans	(19,211,200)	(61,724,477)
Purchases of premises and equipment	(249,992)	(84,574)
Proceeds from sales of loans	291,106	29,531,960
Net cash (used in) provided by discontinued operations	(418,839)	6,662,666

Net cash flows used in investing activities	(41,731,802)	(17,993,136)
Financing activities
Net increase in demand deposits, money market accounts, and savings accounts	3,922,606	17,866,059
Net decrease in time deposits	(45,999,900)	(36,462,074)
Net increase (decrease) in short-term borrowings	20,757,729	(15,324,454)
Net decrease in long-term borrowings	(10,000,000)	(5,000,000)
Proceeds from issuance of common stock	45,474	—
Dividends paid	(443,595)	(439,080)

Net cash flows used in financing activities	(31,717,686)	(39,359,549)

Net decrease in cash and cash equivalents	(92,998,732)	(17,951,368)
Cash and cash equivalents, beginning of period	126,938,505	58,048,159

Cash and cash equivalents, end of period	$33,939,773	$40,096,791

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,462,670	$9,269,472

Income taxes	$2,000,000	$—

Non-cash transfers to other real estate	$86,000	$246,000

     See accompanying notes to consolidated financial statements.

FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2003

Note A — Basis of Presentation

     The accompanying unaudited consolidated financial statements of Fidelity National Corporation and Subsidiaries (“Fidelity”) (see Note I — “Subsequent Events”) have been prepared in accordance with accounting principles generally accepted in the United States followed within the financial services industry for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. All such adjustments are normal recurring accruals. Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These statements and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the consolidated financial statements and notes thereto included in Fidelity’s Annual Report on Form 10-K for the year ended December 31, 2002.

Note B — Shareholders’ Equity

     The Board of Governors of the Federal Reserve (the “FRB”) is the principal regulator of Fidelity National Corporation (“FNC”) (see Note I — “Subsequent Events”), a bank holding company. The FRB and the Office of the Comptroller of the Currency (the “OCC”) have established capital requirements as a function of their oversight of bank holding companies and nationally chartered banks. Each bank holding company and each bank must maintain the minimum capital ratios set forth in “Liquidity” and “Shareholders’ Equity”.

     Fidelity National Bank (the “Bank”) is a national banking association subject to Federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System and to banks whose deposits are insured by the Federal Deposit Insurance Corporation. The Bank is a wholly-owned subsidiary of Fidelity.

     Fidelity and the Bank are principally regulated by the FRB and the OCC, respectively. At periodic intervals, the OCC examines and evaluates the financial condition, operations, and policies and procedures of nationally chartered banks, such as the Bank, as part of its legally prescribed oversight responsibilities. (See Note I — “Subsequent Events.”)

Note C — Regulatory Agreements

     Agreement with the FRB

     On March 21, 2002, FNC’s Board of Directors adopted a resolution requested by the Federal Reserve Bank of Atlanta (“Board Resolution”). The Board Resolution, which related to the Federal Reserve Bank’s inspections of Fidelity as of December 31, 2000 and September 30, 2001, among other things, prohibits Fidelity from redeeming its common stock, paying dividends on its common stock or incurring debt without the prior approval of the FRB. The Board Resolution continues until the requirements are cancelled by the FRB. (See Part II, Item 5.)

     Agreement with the OCC

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

     The Bank periodically submits reports to the OCC evidencing compliance with the Letter Agreement. While not complete at March 31, 2003, the Bank had substantially addressed the provisions of the Letter Agreement and was in compliance with most of its provisions. Fidelity is working to complete the remaining issues. Fidelity does not expect to incur significant additional costs to comply with the Letter Agreement, as most items have already been addressed or can be addressed internally. Even though the Bank may meet the requirements of the Letter Agreement, it continues to be in effect until the earlier of its being amended or terminated by the OCC or until such time as Fidelity becomes a state chartered commercial bank. (See Note I — “Subsequent Events”.) If dividends received from the Bank were reduced, eliminated or delayed, Fidelity’s ability to pay dividends to its shareholders would be adversely affected.

Note D — Discontinued Operations

     In December 2002, Fidelity sold its credit card line of business, including all of its credit card accounts and outstanding balances. In accordance with the terms of the sale, Fidelity will provide interim servicing for a fee until a conversion to the purchaser’s system occurs during the second quarter of 2003. In accordance with accounting principles generally accepted in the United States, the earnings and net liabilities of the credit card business are shown separately in the consolidated statements of income and the consolidated balance sheets, respectively, for all periods presented. Accordingly, all information in these consolidated financial statements reflects continuing operations only, unless otherwise noted.

     For purposes of calculating an imputed cost of funds, during periods in which credit card balances were outstanding, the average quarterly net assets of the credit card business were assumed to have been funded proportionately by all interest bearing liabilities of Fidelity at an interest rate equal to the quarterly cost of each applied to its average quarterly balance. Expenses include all direct costs of the credit card business and certain other allocated costs estimated to be eliminated as a result of the sale.

Note E — Contingencies

     Fidelity is a party to claims and lawsuits arising in the course of its normal business activities. Such claims and lawsuits include certain complaints filed against Fidelity’s securities broker subsidiary by former customers and others, seeking to assert claims regarding alleged breaches of duties to a former customer. The majority of these claims were settled through arbitration or agreements in 2002 and during the first quarter of 2003. Recovery of these payments is expected through an insurance claim currently in negotiation.

     As of March 31, 2003, the securities broker subsidiary has an insurance receivable recorded in the amount of $1,000,000, less an allowance of $250,000. Fidelity incurred and recorded in current period earnings expenses during the first quarter of 2003 approximating $465,000 for legal fees and provisions for settlements with a claimant and the Securities and Exchange Commission (the “SEC”). Other remaining claims against the securities broker subsidiary are outstanding and the amount of losses, if any, and the nature of regulatory sanctions, if any, cannot be determined at this time. The provision for SEC claims relates to an investigation of the actions taken by the securities broker subsidiary which are the subject of these complaints. Such investigation by the SEC may result in fines, for which a reserve of $125,000, included in the total expenses of $465,000 noted above, was established in the first quarter of 2003, and other sanctions.

     Although the ultimate outcome of all claims and lawsuits outstanding as of March 31, 2003 cannot be ascertained at this time, it is the opinion of management that none of these matters when resolved will have a material adverse effect on Fidelity’s results of operations or financial condition.

Note F — Other Comprehensive Loss

     Fidelity’s other comprehensive loss item is related to unrealized gains and losses on investment securities classified as available-for-sale and reclassification adjustments for gains and losses on securities sales and calls included in net income. All other comprehensive loss items are tax affected at a rate of 38%. During the first quarter of 2003, total other comprehensive loss net of tax benefit was $440,636. The other comprehensive loss net of tax benefit was $432,733 for the comparable period of 2002.

Note G — Stock Based Compensation

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and No. 148 (see Note H), and has been determined as if Fidelity had accounted for its employee stock options under the fair value method of those statements. The effects of applying SFAS No. 123 and No. 148 for providing pro forma disclosures are not likely to be representative of the effects on reported net income for future periods. The following schedule reflects the pro forma results for March 31, 2003 and 2002, respectively:

		Net Income Per	Net Income Per
	Net Income	Share Basic	Share Diluted

March 31, 2003
As reported	$766,568	$0.09	$0.09
Stock based compensation, net of related tax effect	(20,376)	(0.01)	(0.01)

Pro forma	$746,192	$(0.08)	$0.08

March 31, 2002
As reported	$2,870,051	$0.33	$0.33
Stock based compensation, net of related tax effect	(35,485)	(0.01)	(0.01)

Pro forma	$2,834,566	$0.32	$0.32

Note H — Recent Accounting Pronouncements

     FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), was issued in July 2002 and addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. Fidelity adopted SFAS 146 on January 1, 2003, and it did not have a material effect on its financial position or results of operations.

     On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the statement does not amend SFAS 123 to require companies to account for employee stock options using the fair value method. The disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). SFAS 148’s amendment of the transition and annual disclosure requirements of SFAS 123 are effective for fiscal years ending after December 15,

2002. The adoption of this SFAS 148 did not have a material impact on the financial position or results of operations of Fidelity.

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to clarify accounting and disclosure requirements relating to a guarantor’s issuance of certain types of guarantees. FIN 45 requires entities to disclose additional information about certain guarantees, or groups of similar guarantees, even if the likelihood of the guarantor’s having to make any payments under the guarantee is remote. The disclosure provisions are effective for financial statements for fiscal years ended after December 15, 2002. For certain guarantees, the interpretation also requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. This initial recognition and measurement provision is to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. This recognition and measurement provision did not have a material impact on Fidelity’s financial condition or operating results.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” (“VIEs”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities, and results of operating activities must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. Certain VIEs that are Qualifying Special Purpose Entities (“QSPEs”) subject to the reporting requirements of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to VIEs created or entered into after January 31, 2003, and for pre-existing VIEs in the first reporting period beginning after June 15, 2003. If applicable, transition rules allow the restatement of financial statements or prospective application with a cumulative effect adjustment. In addition, FIN 46 expands the disclosure requirements for the beneficiary of a significant or a majority of the variable interests to provide information regarding the nature, purpose and financial characteristics of the entities. At March 31, 2003, Fidelity had no VIEs; therefore, the adoption of this interpretation will have no impact on the financial condition or operating results of Fidelity.

Note I — Subsequent Events

     As noted in Part II, Item 5, Fidelity’s application to the Department of Banking and Finance of the State of Georgia (the “Georgia Banking Department”) for the conversion of the Bank’s national bank charter to a Georgia chartered commercial bank was approved on April 6, 2003. The Bank’s Board of Directors approved proceeding with the conversion. All required notices were made and the conversion took place as of the close of business on May 9, 2003, at which time the Bank became a Georgia chartered commercial bank, subject solely to the regulations of and supervision by the Georgia Banking Department and the Federal Deposit Insurance Corporation (the “FDIC”). At that time, the Bank’s name was changed from Fidelity National Bank to Fidelity Bank. Fidelity Bank is no longer subject to the Letter Agreement, the regulations of, and supervision by, the OCC. Fidelity Bank has become a state non-member bank, with the FDIC becoming the Bank’s primary federal regulator. As a result of Fidelity Bank no longer being a national bank, on May 9, 2003, Fidelity National Corporation changed its name to Fidelity Southern Corporation.

     Fidelity’s brokerage subsidiary, Fidelity National Capital Investors, Inc. (“FNCI”) discontinued operations as a registered broker-dealer effective with the close of business on April 15, 2003. The Bank began providing investment services to its customers to include brokerage and insurance services, mutual funds, annuities, and stocks and bonds, through an affiliation with Raymond James Financial Services, an independent broker-dealer.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following analysis reviews important factors affecting Fidelity’s financial condition at March 31, 2003, compared to December 31, 2002, and compares the results of operations for the three month periods ended March 31, 2003 and 2002. These comments should be read in conjunction with Fidelity’s consolidated financial statements and accompanying notes appearing in this report.

Assets

     Total assets were $1,032 million at March 31, 2003, compared to $1,066 million at December 31, 2002, a decrease of $34 million or 3.2%. Loans increased $18 million or 2.4% to $773 million at March 31, 2003, and loans held-for-sale increased $20 million or 56.9% to $56 million. The increase in total loans was primarily a result of the growth in consumer loans of $33 million or 8.4% to $431 million, supplemented by the growth in commercial loans of $5 million or 6.2% to $78 million and the growth in construction loans of $1 million or 1.0% to $113 million, partially offset by a $1 million decrease in mortgage loans to $206 million.

     The increase in consumer loans was attributable in part to the management decision to retain additional indirect automobile loan balances in the consumer loan portfolio as part of the planned redeployment of the proceeds from the sale of the credit card line of business and to begin to leverage the capital provided by the sales of the merchant processing and credit card lines of business in 2002. The growth in indirect automobile loans held-for-sale was attributable to the fact that no sales of indirect automobile loans occurred during the first quarter of 2003.

     The following schedule summarizes Fidelity’s total loans at March 31, 2003, and December 31, 2002 (dollars in thousands):

	March 31,	December 31,
	2003	2002

Total Loans:
Commercial, financial and agricultural	$78,310	$73,719
Real estate — construction	112,601	111,510
Real estate — mortgage	187,836	189,038
Consumer installment	394,352	380,563

Loans	773,099	754,830
Loans held-for-sale:
Originated residential mortgage loans	18,631	17,967
Indirect automobile loans	37,000	17,500

Total loans held-for-sale	55,631	35,467

Total loans	$828,730	$790,297

Asset Quality

     The following schedule summarizes Fidelity’s asset quality position at March 31, 2003, and December 31, 2002 (dollars in thousands):

	March 31,	December 31,
	2003	2002

Nonperforming assets:
Nonaccrual loans	$3,400	$3,756
Repossessions	990	886
Other real estate	2,682	2,629

Total nonperforming assets	$7,072	$7,271

Loans 90 days past due and still accruing	$87	$334

Allowance for loan losses	$10,093	$9,665

Ratio of past due loans to total loans	.01%	.04%

Ratio of nonperforming assets to total loans and repossessions	.85%	.92%

Allowance to period-end loans	1.31%	1.28%

Allowance to nonaccrual loans and repossessions (coverage ratio)	2.30x	2.08x

     Management is not aware of any potential problem loans other than those disclosed in the table above and certain adversely rated loans to which management has allocated what it believes to be an adequate portion of the allowance for loan losses, which would have a material adverse impact on asset quality.

Deposits

     Total deposits at March 31, 2003, were $864 million compared to $906 million at December 31, 2002, a 4.6% decrease, as there were declines in every deposit category except savings. Savings deposits increased $11 million or 10.2% to $117 million. Decreases in noninterest-bearing demand deposits totaled $3 million or 2.4% to $111 million and decreases in interest-bearing demand and money market accounts totaled $4 million or 2.6% to $154 million. Time deposits $100,000 and over and other time deposits at March 31, 2003, totaled $483 million compared to $529 million at December 31, 2002, a decrease of $46 million or 8.7%. The decline in time deposits was due to lower time deposit renewal pricing following the sale of the credit card line of business in December 2002 in order to improve the margin by reducing the cost of funds. As part of the program which related to the redeployment of the proceeds of the credit card sale, a decision was made to reduce the balances in low-yielding, short-term investments through a reduction in higher cost time deposit balances, particularly those balances related to maturing nationally sourced deposits and those accounts with no other Fidelity relationships.

Other Borrowings

     Federal Home Loan Bank (“FHLB”) short-term borrowings totaled $10 million at March 31, 2003. Other short-term borrowings consisted of overnight and term repurchase agreements and borrowings under unsecured short-term lines of credit available with other financial institutions. Other short-term borrowings increased $11 million or 62.1% to $28 million at March 31, 2003, compared to other short-term borrowings at December 31, 2002, primarily as a result of executing a 30-day term repurchase agreement of $15 million for short-term liquidity needs.

     Other long-term debt consisted of long-term borrowings from the FHLB and junior subordinated capital notes and totaled $51 million and $61 million at March 31, 2003, and December 31, 2002, respectively. The $10 million decrease was due to a $10 million borrowing from the FHLB in March 2002 with a two year term to maturity, which was reclassified to short-term borrowings during the first quarter of 2003.

Trust Preferred Securities

     Trust preferred securities, which are included in regulatory Tier 1 capital, totaled $20.5 million at March 31, 2003, and December 31, 2002, respectively.

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

     Sources of liquidity include cash and cash equivalents, net of Federal requirements to maintain reserves against deposit liabilities; investment securities eligible for sale or pledging to secure borrowings from dealers and customers pursuant to securities sold under agreements to repurchase (“repurchase agreements”); loan repayments; loan sales; deposits and certain interest-

sensitive deposits; a collateralized line of credit at the Federal Reserve Bank of Atlanta Discount Window; a collateralized line of credit from the FHLB of Atlanta; and borrowings under unsecured overnight Federal funds lines available from correspondent banks. In addition to interest rate-sensitive deposits, the Bank’s principal demand for liquidity is anticipated fundings under credit commitments to customers.

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

     Fidelity has unused sources of liquidity in the form of unused Federal funds lines totaling $26 million, unpledged securities of $38 million, nationally sourced time deposits available through investment banking firms and additional FHLB and FRB lines of credit, subject to available qualifying collateral, at March 31, 2003.

Shareholders’ Equity

     Shareholders’ equity was $71 million at March 31, 2003, and December 31, 2002, respectively. Shareholders’ equity as a percent of total assets was 6.9% at March 31, 2003, compared to 6.7% at December 31, 2002.

     At March 31, 2003, and December 31, 2002, Fidelity exceeded all capital ratios required by the FRB, as reflected in the schedule below (see Part II, Item 5):

	FRB		Fidelity Ratios

	Adequately	Well	March 31,	December 31,
Capital Ratios:	Capitalized	Capitalized	2003	2002

Leverage	3.00%	5.00%	8.67%	8.46%
Risk-Based Capital
Tier I	4.00	6.00	10.20	10.42
Total	8.00	10.00	12.04	12.61

     The table below sets forth the capital requirements for the Bank under OCC regulations and the OCC Letter Agreement, as well as the Bank’s capital ratios at March 31, 2003 and December 31, 2002, respectively:

	OCC Regulations			Bank Ratios
						Georgia
	Adequately	Well	Letter	March 31,	December 31,	Banking Dept.
Capital Ratios:	Capitalized	Capitalized	Agreement	2003	2002	Requirement

Leverage	4.00%	5.00%	8.00%	8.88%	8.64%	7.00%
Risk-Based Capital
Tier I	4.00	6.00	NS	10.45	10.64	NS
Total	8.00	10.00	11.00	12.14	12.49	NS

NS — Not specified in the Letter Agreement or conversion approval documents; therefore, these capital ratios would conform to regulatory requirements. (See Note I — “Subsequent Events”.)

For additional information, including certain regulatory agreements, see page 5, Note B, pages 5 and 6, Note C, and pages 9 and 10, Note I of the Notes to Consolidated Financial Statements.

Market Risk

     Fidelity’s primary risk exposures are interest rate risk and credit risk and, to a lesser extent, liquidity risk. Fidelity has little or no risk related to trading accounts, commodities or foreign exchange.

     Interest rate risk, which encompasses price risk, is the exposure of a banking organization’s financial condition and earnings ability to adverse movements in interest rates. Fidelity has analyzed the assumed market value risk and earnings risk inherent in its interest rate sensitive instruments related to interest-rate swings of 200 basis points and 100 basis points, both above and below current levels (rate shock analysis). A 100 basis points analysis is conducted primarily to assess the impact of a more realistic potential decline in interest rates, given current historically low market rates of interest. Earnings and fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. However, Fidelity believes that this analysis provides the most meaningful measures of interest rate risk position and trends. The latest analysis reflected the asset sensitivity of Fidelity over a six month time horizon and its liability sensitivity over a seven to twelve month time horizon. The analysis indicated that the effects of either an immediate and sustained increase or decrease in market rates of interest of 200 basis points or 100 basis points would not be material to Fidelity’s net present value or operating results over a one year period.

     The static gap analysis is a useful tool to measure interest rate sensitivity at a point in time and is utilized in developing the more critical rate shock analysis in assessing interest rate risk. The interest rate sensitivity structure within Fidelity’s balance sheet at March 31, 2003, reflects a net interest sensitivity liability gap of 7.9% when projecting forward one year. In the near term, defined as 90 days, Fidelity has a net interest sensitivity asset gap of 13.4%. When projecting forward six months, Fidelity has a net interest sensitivity asset gap of 5.8%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of callable and prepayable securities and certain deposit products may vary during extreme swings in the interest rate cycle, resulting in different repayment or repricing speeds than those indicated in the static gap analysis. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income.

     At March 31, 2003, the 1-90 day asset maturity and repricing total included $46 million of indirect automobile loans and originated residential mortgage loans classified as held-for-sale, while the 91-180 day asset maturity and repricing total included an additional $10 million of indirect automobile loans classified as held-for-sale. Fidelity’s policy states that the cumulative net interest sensitivity gap at the six month and one year periods should not exceed 15% and 10%, respectively. As noted above, Fidelity interest sensitivity gap positions were within these parameters at March 31, 2003. Any interest rate risk associated with the cumulative gap positions noted above was mitigated because of the net interest sensitivity asset gap in the near term and the net interest sensitivity liability gap at one year.

Earnings

     Net income from continuing operations for the quarter ended March 31, 2003, was $862,000 compared to $2.5 million for the same quarter of 2002, or $.10 and $.28 basic and diluted earnings per share, respectively. First quarter of 2002 income from continuing operations included a one time after tax gain of $2.3 million from the sale of the merchant processing line of business in March 2002. Net income for the quarter ended March 31, 2003, was $767,000 compared to net income of $2.9 million for the comparable quarter of 2002. Basic and diluted earnings were $.09 per share for the first quarter of 2003 compared to $.33 per share for the same period in 2002. Net income for the first quarter of 2002 was also significantly enhanced by the $2.3 million net after tax gain on the sale of Fidelity’s merchant processing line of business.

Net Interest Income

     Net interest income for the first quarter of 2003 was $8.1 million compared to $6.7 million for the same period in 2002, an increase of $1.4 million or 20.6%. The average balance of interest earning assets increased $144 million or 17.1% to $983 million for the three months ended March 31, 2003, when compared to the same period in 2002. The yield on interest earning assets for the first quarter of 2003 was 6.02%, a decline of 82 basis points when compared to the yield on interest earning assets for the same period in 2002. The average balance of loans outstanding for the first quarter of 2003 increased $76 million or 10.4% to $808 million when compared to the same period in 2002. The yield on average loans outstanding for the period declined 63 basis points to 6.38% when compared to the same period in 2002 as a result of continuing low market rates of interest.

     The average balance of interest bearing liabilities increased $42 million or 5.2% to $848 million during the first quarter of 2003 and the rate on this average balance declined 109 basis points to 3.08% when compared to the same period in 2002. The 109 basis point decline in the cost of interest bearing liabilities exceeded the 82 basis point decline in the yield on interest earning assets, providing a 10 basis point improvement in the net interest margin to 3.35%. The net interest margin for the first quarter of 2003 was negatively impacted due to relatively large balances in low-yielding overnight investment accounts as the proceeds from the sale of the credit card line of business in December 2002 were redeployed during the first quarter of 2003 into higher-yielding loans and investment securities and utilized in part to reduce the cost of funds through the nonrenewal of maturing higher costing time deposits.

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

     Management believes the allowance for loan losses is adequate to provide for inherent loan losses. The provision for loan losses for the first three months of 2003 was $1.0 million compared to $1.3 million for the same period in 2002. The ratio of net charge-offs to average loans on an annualized basis for the three months ended March 31, 2003, decreased to .30% compared to .35% for the same period in 2002. Net charge-offs for the first quarter of 2003 were $572,000 compared to $589,000 for the same period in 2002. The decline in the ratio of net charge-offs to average loans was primarily attributable to improving consumer loan quality on a larger volume of loans outstanding. The allowance for loan losses as a percentage of loans at March 31, 2003, was 1.31% compared to 1.28% at December 31, 2002, and .90% at March 31, 2002. This increase in the allowance for loan losses related primarily to certain commercial and construction loans adversely impacted by the 2001 recession and the slow economic recovery to date.

     The following schedule summarizes changes in the allowance for loan losses for the periods indicated (in thousands):

	Three Months Ended
	March 31,		Year Ended
			December 31,
	2003	2002	2002

Balance at beginning of period	$9,665	$5,532	$5,532
Charge-offs:
Commercial, financial and agricultural	—	—	340
Real estate-construction	—	—	2
Real estate-mortgage	7	21	63
Consumer installment	668	745	2,647

Total charge-offs	675	766	3,052

Recoveries:
Commercial, financial and agricultural	8	—	2
Real estate-construction	—	—	—
Real estate-mortgage	3	—	3
Consumer installment	92	177	513

Total recoveries	103	177	518

Net charge-offs	572	589	2,534
Provision for loan losses	1,000	1,265	6,667

Balance at end of period	$10,093	$6,208	$9,665

Ratio of net charge-offs to average loans	.30%	.35%	.36%
Allowance for loan losses as a percentage of loans at end of period	1.31	.90	1.28

Noninterest Income

     Noninterest income was $3.7 million and $7.9 million for the first quarter of 2003 and 2002, respectively, a decrease of $4.2 million or 52.9%. Noninterest income for the first quarter of 2002 was significantly enhanced by $.8 million in first quarter revenue from merchant processing activities and the $3.5 million net pre-tax gain on the sale of Fidelity’s merchant processing line of business in March 2002. The significant increases in mortgage banking revenue due to increases in mortgage originations and sales fees and gains on sales of securities were offset in part by declines in revenues from brokerage and indirect lending activities and a decline in other income.

     Income from mortgage banking activities increased $338,000 or 63.2% to $873,000 during the quarter ended March 31, 2003, compared to the same period in 2002 due to increased sales of residential mortgage loans originated for sale as a result of the increase in home sales and refinancings generated in part because of historically low interest rates. Over $43 million of sales volume was recorded in the first quarter of 2003 compared to $20 million in sales volume for the first quarter of 2002.

     Income from brokerage activities declined $120,000 to $118,000 for the three month period ended March 31, 2003, when compared to the same period in 2002, primarily as a result of declines in retail volume and in the number of brokers on staff. An affiliation with an investment banking firm in the second quarter of 2003 will provide new products and services for Fidelity’s customers, while that firm will provide brokerage execution, clearing and compliance services.

     Income from indirect lending activities decreased $243,000 to $560,000 in the first quarter of 2003 compared to the first quarter of 2002. There were no sales of indirect automobile loans in the first quarter of 2003 compared to one sale in the first quarter of 2002 generating a gain of $62,000. Management decided to forego a sale of indirect automobile loans in the first quarter of 2003, thereby employing a portion of the proceeds from the December 2002 sale of the credit card line of business in consumer loan and held-for-sale consumer loan growth. A significant decrease in servicing fees and ancillary income from loans serviced for others was due in part to lower sales volumes and rapid prepayments, resulting in declines in balances serviced. Indirect automobile loans serviced totaled $177 million and $206 million at March 31, 2003 and 2002, respectively.

     Gains on sales of securities increased $268,000 or 424.1% to $331,000 in the first quarter of 2003 compared to the same quarter last year due to increased sales of appreciated available-for-sale investment securities.

     Other operating income declined $175,000 or 23.3% to $574,000 due primarily to a decline in gains on sales of Small Business Administration loan participations in the first quarter of 2003 compared to the same period in 2002.

Noninterest Expense

     Noninterest expense was $9.6 million for the three month periods ended March 31, 2003, and March 31, 2002, respectively. Declines in 2003 expenses related to furniture and equipment and merchant processing were offset by increases in salaries and employee benefits and net occupancy expenses. Brokerage services related noninterest expense for the first quarter of 2003 included $465,000 of expenses associated with a brokerage firm for the delivery of brokerage services, as well as for legal fees, the proposed settlement with the Securities and Exchange Commission and settlements with brokerage customers related to brokerage activities.

     Salaries and employee benefits expenses increased 9.0% or $399,000 to $4.8 million in the first quarter of 2003 compared to the first quarter of 2002. The increase was attributable to the staffing of several key management positions, increases in commission income related to mortgage banking activities, merit and promotional increases and rising benefit costs. Full time equivalent employees totaled 347 at March 31, 2003, compared to 350 at March 31, 2002.

     Furniture and equipment expenses decreased $143,000 or 17.3% to $682,000 in the first quarter of 2003 compared to the same period in 2002, primarily due to the accelerated depreciation and amortization of certain hardware and software in the first quarter of 2002, which hardware and software was replaced during 2002.

     Occupancy expenses increased $149,000 or 17.8% to $985,000 in the first quarter of 2003 compared to the same period in 2002 due to a decline in sub-lease income, which is applied as a credit to occupancy expense, and the relocation of two branch offices into new facilities.

     Merchant processing expense totaled $525,000 for the quarter ended March 31, 2002. No expenses were incurred in the first quarter of 2003 as the result of the sale of this line of business in March 2002.

Provision for Income Taxes

     The provision for income taxes from continuing operations for the first quarter of 2003 was $325,000 compared to $1.2 million for the same period in 2002. These changes were primarily due to changes in taxable income. The effective tax rate for the first quarter of 2003 was 27.4% compared to 33.0% for the same period in 2002.

(Loss) Income from Discontinued Operations

     The loss from discontinued operations after tax benefit relating to the sale of credit card line of business in December 2002 was $95,000 for the quarter ended March 31, 2003, compared to income after taxes of $379,000 for the same quarter of 2002. Net interest income after the provision for loan losses was $1.3 million on credit card activities for the quarter ended March 31, 2002, while there was no income from this source in the first quarter of 2003. Revenues from credit card activities, primarily related to interim servicing fees from the purchaser, during the quarter ended March 31, 2003, totaled $727,000 compared to $339,000 from interchange and other revenues and fees generated in the first quarter of 2002. Noninterest expenses for credit card activities totaled $876,000 in the first quarter of 2003 compared to $1.0 million in the same period of 2002.

Forward-Looking Statements

     This discussion and analysis contains certain forward-looking statements including statements relating to present or future trends or factors generally affecting the banking industry and specifically affecting Fidelity’s operations, markets and products. Without limiting the foregoing, the words “believes,” “anticipates,” “intends,” “expects” or similar expressions are intended to identify forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Actual results could differ materially from those projected for many reasons, including, without limitation, changing events and trends that have influenced Fidelity’s assumptions. These trends and events include (i) changes in the interest rate environment which may reduce margins, (ii) non-achievement of expected growth, (iii) less favorable than anticipated changes in the national and local business environment and securities markets, (iv) adverse changes in the regulatory requirements affecting Fidelity, (v) greater competitive pressures among financial institutions in Fidelity’s market, and (vi) greater loan losses than historic levels. Additional information and other factors that could affect future financial results are included in Fidelity’s filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4 — CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report, the management of Fidelity carried out an evaluation, under the supervision and with the participation of its chief executive officer and its chief financial officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on this evaluation, the chief executive officer and the chief financial officer have concluded that Fidelity’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurances that any design will succeed in achieving its stated goals under all potential conditions.

     In addition, the management of Fidelity has reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II — OTHER INFORMATION

          ITEM 1. LEGAL PROCEEDINGS

     Certain outstanding claims and lawsuits against FNCI, a registered broker-dealer, were settled during the first quarter of 2003. In addition, the SEC is anticipated to file an administrative proceeding against FNCI charging it with the failure to supervise a FNCI registered representative of a client’s accounts with the objective of preventing the registered representative from aiding and abetting the client in violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such action by the SEC is anticipated to result in a fine in the amount of $125,000 and other sanctions. A reserve was established for such possible fine in the first quarter of 2003.

     Fidelity incurred expenses during the first quarter of 2003 approximating $465,000 for expenses associated with a brokerage firm for delivery of brokerage services, legal fees, a provision for settlement with a claimant and provision for the fine payable to the SEC.

     Although the outcome of all claims and lawsuits outstanding on March 31, 2003 can not be ascertained at this time, it is the opinion of the management that these matters, when resolved, will not have a material adverse effect on Fidelity’s results of operations or financial condition.

          ITEM 5. OTHER INFORMATION

     Upon the close of business on May 9, 2003, the Bank was converted to a Georgia chartered commercial bank. (See Note I — “Subsequent Events”.) Fidelity continues to be subject to the regulations of and supervision by the Federal Reserve Board, including the restrictions contained in the resolutions adopted by Fidelity’s Board of Directors on March 21, 2002, at the request of the Federal Reserve Board. (For a description of the resolutions adopted by Fidelity’s Board of Directors, see Note C — “Regulatory Agreements”).

     Pursuant to the approval of the Georgia Banking Department, the Bank, within 90 days of the conversion, must submit for approval a: (1) loan policy; (b) investment policy; (c) internal audit program; (d) microcomputer policy; (e) conflict of interest policy on directors, officers and employees; (e) retirement policy for directors; (f) proposed by-laws; and, (g) three-year business plan. The Bank has such policies and business plan currently in effect. However, these documents will be reviewed and may be updated and revised before submission to the Georgia Banking Department. (See Note I - “Subsequent Events.”)

     The management of Fidelity anticipates that the conversion to a Georgia chartered commercial bank will result in the improvement of the Bank’s FDIC rating, thereby reducing FDIC fees. It is also anticipated that the conversion will result in the reduction of examination, legal, accounting, consulting and administrative fees incurred in complying with Federal regulatory requirements and requests. In addition, Fidelity may refinance its 8.5% subordinated debt at a lower interest rate. These anticipated savings will be initially and partially offset in the second quarter of 2003 by the costs for changing signage, stationary, forms and brochures and for certain other expenses incurred in order to effect the name changes of Fidelity and the Bank.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits Required by Item 601 of Regulation S-K

          Additional Exhibits

          99.9. Accompanying this Report on Form 10-Q is furnished the written statement of James B. Miller, Jr., Chief Executive Officer of Fidelity Southern Corporation f/k/a Fidelity National Corporation, required by Section 906 of the Sarbanes-Oxley Act of 2002.

          99.10 Accompanying this Report on Form 10-Q is furnished the written statement of M. Howard Griffith, Jr., Chief Financial Officer of Fidelity Southern Corporation f/k/a Fidelity National Corporation, required by Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

     On March 25, 2003 Fidelity filed a Report on Form 8-K dated March 25, 2003, reporting under Item 9, Regulation FD Disclosure, the filing of Exhibits 99.7 and 99.8, Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 USC §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

     On April 22, 2003, Fidelity filed a Report on Form 8-K dated April 21, 2003, reporting under Item 12, Results of Operations and Financial Condition, Fidelity’s consolidated statement of income for the fiscal quarter ended March 31, 2003, consolidated balance sheet as of March 31, 2003, analysis of the allowance for loan losses from continuing operations for the first quarter ended March 31, 2003 and average balance, interest and yields for the fiscal quarter ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY SOUTHERN CORPORATION f/k/a Fidelity National Corporation (Registrant)

Date: May 12, 2003	BY:	/s/ James B. Miller, Jr. James B. Miller, Jr. Chief Executive Officer

Date: May 12, 2003	BY:	/s/ M. Howard Griffith , Jr. M. Howard Griffith, Jr. Chief Financial Officer

Fidelity Southern Corporation
f/k/a Fidelity National Corporation
Certification of Chief Executive Officer

I, James B. Miller, Jr., Chief Executive Officer of Fidelity Southern Corporation certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Fidelity Southern Corporation (“Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

/s/ James B. Miller, Jr. James B. Miller, Jr. Chief Executive Officer Fidelity Southern Corporation

Fidelity Southern Corporation
f/k/a Fidelity National Corporation
Certification of Chief Financial Officer

I, M. Howard Griffith, Jr., Chief Financial Officer of Fidelity Southern Corporation certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Southern Corporation (“Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

/s/ M. Howard Griffith, Jr. M. Howard Griffith, Jr. Chief Financial Officer Fidelity Southern Corporation