Form 10-Q
period 2003-06-30
FIDELITY SOUTHERN CORP
filed 2003-08-11
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended          June 30, 2003

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

Fidelity National Corporation

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [x] No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at, July 31, 2003

Common Stock, no par value	8,863,847

FIDELITY SOUTHERN CORPORATION

INDEX

			Page Number

Part I		Financial Information
	Item l.	Consolidated Financial Statements
		Consolidated Balance Sheets as of June 30, 2003 (unaudited) and December 31, 2002	3
		Consolidated Statements of Income (unaudited) for the Three Months and the Six Months Ended June 30, 2003 and 2002	4-5
		Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2003 and 2002	6
		Notes to Consolidated Financial Statements (unaudited)	7-11
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-21
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk (included in Part I Item 2)	15-16
	Item 4.	Controls and Procedures	21-22
Part II		Other Information	22-24
	Item 1.	Legal Proceedings	22
	Item 5.	Other Information	22
	Item 6.	Exhibits and Reports on Form 8-K	23-24
Signature Page			24
Exhibits		31.1 Certification of Chief Executive Officer	25-26
		31.2 Certification of Chief Financial Officer	27-28
		32.1 Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	29
		32.2 Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	30

PART I — FINANCIAL INFORMATION
ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
(Dollars in thousands)	2003	2002

Assets
Cash and due from banks	$25,512	$32,144
Interest-bearing deposits with banks	1,650	25,339
Federal funds sold	19,513	69,455
Investment securities available-for-sale (amortized cost of $111,136 and $107,615 at June 30, 2003, and December 31, 2002, respectively)	114,141	110,866
Investment securities held-to-maturity (approximate fair value of $7,176 and $9,086 at June 30, 2003, and December 31, 2002, respectively)	7,051	8,888
Loans held-for-sale	74,876	35,467
Loans	776,836	754,830
Allowance for loan losses	(10,139)	(9,665)

Loans, net	766,697	745,165
Premises and equipment, net	14,146	14,744
Other real estate	1,594	2,629
Net liabilities of discontinued operations	—	(1,189)
Accrued interest receivable	4,584	4,896
Other assets	17,215	17,957

Total assets	$1,046,979	$1,066,361

Liabilities
Deposits
Noninterest-bearing demand deposits	$107,116	$114,035
Interest-bearing deposits:
Demand and money market	164,054	157,652
Savings	115,359	105,810
Time deposits, $100,000 and over	152,549	177,423
Other time deposits	319,861	351,175

Total deposits	858,939	906,095
Federal Home Loan Bank short-term borrowings	24,000	—
Other short-term borrowings	47,656	17,326
Other long-term debt	1,508	40,508
Trust preferred securities	35,500	20,500
Accrued interest payable	3,002	4,301
Other liabilities	3,882	6,464

Total liabilities	974,487	995,194
Shareholders’ Equity
Common stock, no par value. Authorized 50,000,000; issued 8,874,939 and 8,866,624; outstanding 8,863,847 and 8,855,532 at June 30, 2003, and December 31, 2002, respectively	40,409	40,335
Treasury stock	(69)	(69)
Accumulated other comprehensive income, net of taxes	1,863	2,146
Retained earnings	30,289	28,755

Total shareholders’ equity	72,492	71,167

Total liabilities and shareholders’ equity	$1,046,979	$1,066,361

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Dollars in thousands, except per share data)	Six Months Ended June 30,		Three Months Ended June 30,

	2003	2002	2003	2002

Interest income
Loans, including fees	$25,495	$25,300	$12,785	$12,645
Investment securities	3,327	2,922	1,583	1,434
Federal funds sold	113	76	36	37
Deposits with other banks	32	13	3	5

Total interest income	28,967	28,311	14,407	14,121
Interest expense
Deposits	10,120	11,399	4,937	5,262
Short-term borrowings	445	664	359	290
Trust preferred securities	1,143	1,135	576	624
Other long-term debt	961	896	355	457

Total interest expense	12,669	14,094	6,227	6,633

Net interest income	16,298	14,217	8,180	7,488
Provision for loan losses	1,800	2,201	800	937

Net interest income after provision for loan losses	14,498	12,016	7,380	6,551
Noninterest income
Service charges on deposit accounts	2,597	2,456	1,338	1,228
Merchant activities	—	5,008	—	743
Mortgage banking activities	1,844	991	971	456
Brokerage activities	211	401	93	163
Indirect lending activities	1,151	1,453	591	649
Securities gains, net	331	95	—	32
Other operating income	1,389	1,430	815	682

Total noninterest income	7,523	11,834	3,808	3,953
Noninterest expense
Salaries and employee benefits	9,441	8,876	4,631	4,465
Furniture and equipment	1,365	1,604	683	779
Net occupancy	1,934	1,719	949	882
Merchant processing	—	1,051	—	526
Communication expenses	779	733	371	343
Professional and other services	1,828	2,067	638	944
Other	3,341	2,919	1,770	1,399

Total noninterest expense	18,688	18,969	9,042	9,338

Income from continuing operations before income tax expense	3,333	4,881	2,146	1,166
Income tax expense	992	1,590	667	367

Income from continuing operations	2,341	3,291	1,479	799

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
(UNAUDITED)

(Dollars in thousands, except per share data)	Six Months Ended June 30,		Three Months Ended June 30,

	2003	2002	2003	2002

Discontinued operations:
Income from discontinued operations (net of income tax expense of ($37, $443, $81 and $249, respectively)	78	861	173	484

Net Income	$2,419	$4,152	$1,652	$1,283

Earnings per share from continuing operations:
Basic earnings per share	$0.26	$0.37	$0.16	$0.09

Diluted earnings per share	$0.26	$0.37	$0.16	$0.09

Earnings per share:
Basic earnings per share	$0.27	$0.47	$0.18	$0.14

Diluted earnings per share	$0.27	$0.47	$0.18	$0.14

Dividends declared per share	$0.10	$0.10	$0.05	$0.05

Weighted average common shares outstanding-basic	8,860,955	8,810,988	8,863,154	8,840,025

Weighted average common shares outstanding – fully diluted	8,930,930	8,855,968	8,936,415	8,916,969

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Dollars in thousands)	Six Months Ended June 30,

	2003	2002

Operating Activities
Net income from continuing operations	$2,341	$3,291
Net income from discontinued operations	78	861
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	1,800	2,201
Depreciation and amortization of premises and equipment	998	1,196
Securities gains, net	(331)	(95)
Gain on loan sales	(122)	(276)
Proceeds from sales of other real estate	1,253	1,435
Gain on sales of other real estate	(107)	(119)
Net (increase) decrease in loans held-for-sale	(39,409)	6,373
Net decrease in accrued interest receivable	312	241
Net decrease in accrued interest payable	(1,299)	(1,020)
Net decrease in other assets	742	311
Net (decrease) increase in other liabilities	(2,582)	1,350
Other	(37)	(693)

Net cash flows (used in) provided by operating activities	(36,363)	15,056
Investing Activities
Purchases of investment securities held-to-maturity	(30)	—
Purchases of investment securities available-for-sale	(63,812)	(10,081)
Maturities of investment securities held-to-maturity	1,867	1,420
Sales of investment securities available-for-sale	7,761	2,042
Maturities and calls of investment securities available-for-sale	52,861	7,407
Net increase in loans	(34,536)	(87,449)
Purchases of premises and equipment	(399)	(317)
Proceeds from sale of loans	11,215	29,854
Net cash (used in) provided by discontinued operations	(1,189)	5,927

Net cash flows used in investing activities	(26,262)	(51,197)
Financing Activities
Net increase in demand deposits, money market accounts, and savings accounts	9,032	14,656
Net decrease in time deposits	(56,188)	(6,898)
Net increase in short-term borrowings	54,330	5,897
Net decrease in long-term borrowings	(24,000)	(5,299)
Dividends paid	(886)	(881)
Proceeds from the issuance of common stock	74	466

Net cash flows (used in) provided by financing activities	(17,638)	7,940

Net decrease in cash and cash equivalents	(80,263)	(28,201)
Cash and cash equivalents, beginning of period	126,938	58,048

Cash and cash equivalents, end of period	$46,675	$29,847

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$13,968	$16,700

Income taxes	$2,700	$1,300

Non-cash transfers to other real estate	$110	$964

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2003

Note A — Basis of Presentation

     The accompanying unaudited consolidated financial statements of Fidelity Southern Corporation, formerly Fidelity National Corporation, and Subsidiaries (“Fidelity”) have been prepared in accordance with accounting principles generally accepted in the United States followed within the financial services industry for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. All such adjustments are normal recurring accruals. Operating results for the three month and six-month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These statements and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the consolidated financial statements and notes thereto included in Fidelity’s Annual Report on Form 10-K for the year ended December 31, 2002.

Note B — Shareholders’ Equity

     The Board of Governors of the Federal Reserve (the “FRB”) is the principal regulator of Fidelity Southern Corporation (“FSC”), a bank holding company. Fidelity Bank, formerly Fidelity National Bank, (the “Bank”) is a state chartered commercial bank subject to Federal and state statutes applicable to banks chartered under the banking laws of the State of Georgia, to members of the Federal Reserve System and to banks whose deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank is a wholly-owned subsidiary of Fidelity. The FRB, the FDIC and the Georgia Department of Banking and Finance (the “GDBF”) have established capital requirements as a function of their oversight of bank holding companies and state chartered banks. Each bank holding company and each bank must maintain the minimum capital ratios set forth in “Liquidity” and “Shareholders’ Equity”.

     The Bank is principally regulated by the GDBF and the FDIC. At periodic intervals, the GDBF and the FDIC (the Bank’s primary Federal regulator) examine and evaluate the financial condition, operations, policies and procedures of Georgia state chartered commercial banks, such as the Bank, as part of their legally prescribed oversight responsibilities.

     Note C – Regulatory Agreements

     Fidelity’s application to the GDBF for the conversion of the Bank’s national bank charter to a Georgia chartered commercial bank was approved on April 6, 2003. The Bank’s Board of Directors approved proceeding with the conversion. All required notices were made and the conversion took place as of the close of business on May 9, 2003, at which time the Bank became a Georgia chartered commercial bank, subject solely to the regulations of and supervision by the GDBF and the FDIC. At that time, the Bank’s name was changed from Fidelity National Bank to Fidelity Bank.

     Pursuant to the approval of the GBDF, the Bank, within 90 days of the conversion, must submit for approval a: (1) loan policy; (b) investment policy; (c) internal audit program; (d) microcomputer policy; (e) conflict of interest policy on directors, officers and employees; (e) retirement policy for directors; (f) proposed by-laws; and, (g) three-year business plan. The Bank has such policies and business plan currently in effect. However, these documents will be reviewed and may be updated and revised before submission to the GDBF. The Bank also agreed, among other things, to maintain a leverage capital ratio of not less than 7.00% for the twenty-four month period following the conversion. The Bank’s leverage capital ratio as of June 30, 2003, was 9.03%. (See “Shareholders’ Equity”.)

     Agreement with the FRB

     On March 21, 2002, FNC’s Board of Directors adopted a resolution requested by the Federal Reserve Bank of Atlanta (“Board Resolution”). The Board Resolution, which related to the Federal Reserve Bank’s inspections of Fidelity as of December 31, 2000 and September 30, 2001, among other things, prohibited Fidelity from redeeming its common stock, paying dividends on its common stock or incurring debt without the prior approval of the FRB. With FRB authorization, the Board Resolution was lifted on June 11, 2003.

     Agreement with the OCC

     On September 5, 2001, the Bank entered into an agreement with the OCC stemming from the OCC’s examination as of December 31, 2000 (the “Letter Agreement”). The Bank’s Letter Agreement called for, among other things (i) the appointment of a Compliance Committee; (ii) total Bank capital of 11% of risk-weighted assets and a leverage ratio of 8% of adjusted total assets; (iii) three-year strategic and capital plans, revised as necessary; (iv) payment of Bank dividends only when there is no supervisory objection; (v) formalizing the process for reviewing new product offerings; (vi) the Board of Directors to review its current organization structure and management capabilities and strengthen management, as required; (vii) a review of loan policies, loan management information systems, and the internal loan review process especially related to criticized assets, nonaccrual loans and the allowance for loan losses; and (viii) revisions to the internal audit process. The Bank had substantially addressed the provisions of the Letter Agreement and was in compliance with most of its provisions. With the conversion of the Bank to a state charter, the Bank is no longer subject to the regulations of or supervision by the OCC, or subject to the Letter Agreement.

Note D – Discontinued Operations

     In December 2002, Fidelity sold its credit card line of business, including all of its credit card accounts and outstanding balances. In accordance with the terms of the sale, Fidelity provided interim servicing for a fee until the conversion to the purchaser’s system on May 15, 2003. In accordance with accounting principles generally accepted in the United States, the earnings and net liabilities of the credit card business were shown separately in the consolidated statements of income and the consolidated balance sheets, respectively, for all periods presented. Accordingly, all information in these consolidated financial statements reflected continuing operations only, unless otherwise noted.

     For purposes of calculating an imputed cost of funds during the 2002 periods in which credit card balances were outstanding, the average quarterly net assets of the credit card business were assumed to have been funded proportionately by all interest bearing liabilities of Fidelity at an interest rate equal to the quarterly cost of each applied to its average quarterly balance.

Expenses included all direct costs of the credit card business and certain other allocated costs estimated to be eliminated as a result of the sale.

Note E – Contingencies

     Fidelity is a party to claims and lawsuits arising in the course of its normal business activities. Such claims and lawsuits included certain complaints filed against Fidelity’s securities broker subsidiary by former customers and others, seeking to assert claims regarding alleged breaches of duties to a former customer. These claims were settled through arbitration or agreements in 2002 and during the first half of 2003. The insurance receivable related to these claims was also settled during the second quarter of 2003.

     An additional provision of $125,000 was established as of March 31, 2003, for Securities and Exchange Commission (“SEC”) claims relating to an investigation by the SEC of the actions taken by the securities broker subsidiary which were the subject of the complaints.

     On April 15, 2003, the Bank began providing investment services to its customers to include brokerage and insurance services, mutual funds, annuities, and stocks and bonds through an affiliation with Raymond James Financial Services, an independent broker-dealer. As a result of this affiliation, on that date Fidelity’s brokerage subsidiary, Fidelity National Capital Investors, Inc. (“FNCI”), discontinued operations as a registered broker-dealer.

     Although the ultimate outcome of all claims and lawsuits outstanding as of June 30, 2003 cannot be ascertained at this time, it is the opinion of management that none of these matters when resolved will have a material adverse effect on Fidelity’s results of operations or financial condition.

Note F – Other Comprehensive Income

     Fidelity’s other comprehensive income item was related to unrealized gains and losses on investment securities classified as available-for-sale and reclassification adjustments for gains and losses on securities sales and calls included in net income. All other comprehensive income items were tax effected at a rate of 38%. For the second quarter of 2003, total other comprehensive income net of taxes was $158,000. For the first half of 2003, total other comprehensive loss net of taxes was $283,000. The total other comprehensive income net of taxes was $1,738,000 and $1,305,000, respectively, for the comparable periods of 2002.

Note G – Stock Based Compensation

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

     The following schedule reflects the pro forma results, in thousands, for June 30, 2003 and 2002, respectively:

		Net Income Per	Net Income Per
(Dollars in thousands, except per share data)	Net Income	Share Basic	Share Diluted

June 30, 2003
As reported	$2,419	$.27	$.27
Stock based compensation, net of related tax effect	(40)	—	—

Pro forma	$2,379	$.27	$.27

June 30, 2002
As reported	$4,152	$.47	$.47
Stock based compensation, net of related tax effect	(75)	(.01)	(.01)

Pro forma	$4,077	$.46	$.46

Note H – Variable Interest Entities

     FSC has three business trust subsidiaries, FNC Capital Trust 1 (“FNCCT1”), Fidelity National Capital Trust 1 (“FidNCT1”), and Fidelity Southern Statutory Trust 1 (“FSCST1”).

     During 2000 FNCCT1 and FidNCT1 and during 2003 FSCST1 issued common securities, all of which were purchased and are held by FSC, in the amount of $325,000, $309,000 and $464,000, respectively, and trust preferred securities in the amount of $10,500,000, $10,000,000 and $15,000,000, respectively, which were sold to investors, with thirty year maturities. The trust preferred securities are callable by the business trust subsidiaries on or after defined periods. The trust preferred security holders may only terminate the business trusts under defined circumstances such as default, dissolution or bankruptcy. The trust preferred security holders and other creditors, if any, of each business trust have no recourse to Fidelity and may only look to the assets of each business trust to satisfy all debts and obligations.

     The only assets of FNCCT1, FidNCT1 and FSCST1 are subordinated debentures of FSC, which were purchased with the proceeds from the issuance of the common and preferred securities. FNCCT1 and FidNCT1 have fixed interest rates of 10.875% and 11.045%, respectively, and FSCST1 has an initial interest rate of 4.16%, and reprices quarterly. FSC makes semi-annual interest payments on the subordinated debentures to FNCCT1 and FidNCT1 and quarterly interest payments to FSCST1, which use these payments to pay dividends on the common and preferred securities.

     These business trust subsidiaries are consolidated with FSC for financial reporting purposes. The trust preferred securities are eligible for regulatory Tier 1 capital, with a limit of 25% of the sum of all core capital elements. All amounts exceeding the 25% limit are includable in regulatory Tier 2 capital. (See “Shareholders’ Equity”.)

Note I — Recent Accounting Pronouncements

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

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses whether business enterprises must consolidate the financial statements of entities known as “variable interest entities”. A variable interest entity is defined by FIN 46 to be a business entity which has one or both of the following characteristics: (1) The equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and (2) The equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for risk of absorbing expected losses. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Fidelity is currently assessing the impact of FIN 46, and has identified three entities that are considered Variable Interest Entities as discussed in Note H, all of which are currently consolidated into its results.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following analysis reviews important factors affecting Fidelity’s financial condition at June 30, 2003, compared to December 31, 2002, and compares the results of operations for the three and six month periods ended June 30, 2003 and 2002. These comments should be read in conjunction with Fidelity’s consolidated financial statements and accompanying notes appearing in this report.

Assets

     Total assets were $1,047 million at June 30, 2003, compared to $1,066 million at December 31, 2002, a decrease of $19 million, or 1.8%. Loans increased $22 million or 2.9% to $777 million and loans held-for-sale increased $39 million or 111.1% to $75 million at June 30, 2003. The 7.8% increase in total loans to $852 million was a result of the growth in consumer loans including held-for-sale of $68 million or 17.1% to $466 million, the growth in commercial loans of $7 million or 9.4% to $81 million, the growth in construction loans of $1 million or 1.3% to $113 million, offset in part by a decline in mortgage loans including held-for-sale of $15 million or 7.3% to $192 million.

     The increase in consumer loans was attributable to the management decision to retain additional indirect automobile loan balances in the consumer loan portfolio. The increase in the loans held-for-sale balance during the first half of 2003 was because no major loan sale occurred in the first half of 2003.

     The following schedule summarizes Fidelity ‘s total loans at June 30, 2003, and December 31, 2002 (dollars in thousands):

	June 30,	December 31,
	2003	2002

Total Loans:
Commercial, financial and agricultural	$80,638	$73,718
Real estate – construction	112,950	111,510
Real estate – mortgage	177,071	189,038
Consumer installment	406,177	380,564

Loans	776,836	754,830
Loans held-for-sale:
Originated residential mortgage loans	14,876	17,967
Indirect auto loans	60,000	17,500

Total loans held-for-sale	74,876	35,467

Total loans	$851,712	$790,297

Asset Quality

     The following schedule summarizes Fidelity’s asset quality position at June 30, 2003, and December 31, 2002 (dollars in thousands):

	June 30,	December 31,
	2003	2002

Nonperforming assets:
Nonaccrual loans	$3,536	$3,756
Repossessions	736	886
Other real estate	1,594	2,629

Total nonperforming assets	$5,866	$7,271

Loans 90 days past due and still accruing	$—	$334

Allowance for loan losses	$10,139	$9,665

Ratio of loans past due and still accruing to loans	—%	0.04%

Ratio of nonperforming assets to total loans and repossessions	0.69%	0.92%

Allowance to period-end loans	1.31%	1.28%

Allowance to nonaccrual loans and repossessions (coverage ratio)	2.37x	2.08x

     Management is not aware of any potential problem loans other than those disclosed in the table above, which includes all loans recommended for classification by regulators, which would have a material adverse impact on asset quality. (For additional information, see “Provision for Loan Losses.”)

Deposits

     Total deposits at June 30, 2003, were $859 million compared to $906 million at December 31, 2002, a 5.2% decrease, as increases in interest-bearing demand and money market accounts and savings accounts were more than offset by decreases in noninterest-bearing demand deposit accounts and time deposit accounts. Interest-bearing demand and money market accounts increased $6 million or 4.1% to $164 million. Savings deposits increased $10 million or 9.0% to $115 million. Decreases in noninterest-bearing demand deposits totaled $7 million or 6.1% to $107 million. Time deposits $100,000 and over and other time deposits at June 30, 2003, totaled $472 million compared to $529 million at December 31, 2002, a decrease of $57 million or 10.6%. The program to redeploy the proceeds from the credit card sale included the decision to reduce the balances in low-yielding, short-term investments and reduce higher costing time deposits, particularly those balances related to maturing accounts with no other Fidelity relationships.

Other Borrowings

     Federal Home Loan Bank (“FHLB”) short-term borrowings totaled $24 million at June 30, 2003, consisting of a $10 million advance maturing March 15, 2004, and a $14 million advance maturing April 12, 2004. These borrowings were reclassified from long-term debt during the first half of 2003. Other short-term borrowings increased $30 million or 175.1% to $48 million at June 30, 2003, compared to other short-term borrowings at December 31, 2002, primarily as a result of executing a 30-day term repurchase agreement of $14 million for short-term liquidity needs and the reclassification of the 8.50% Subordinated Notes to short-term borrowings. Other short-term borrowings consisted of overnight and term repurchase agreements and the $15 million in 8.50% Subordinated Notes with a stated maturity of January 31, 2006, which will be redeemed at par on July 28, 2003, as a result of the notice of redemption given June 28, 2003.

Trust Preferred Securities

     Trust preferred securities totaled $35.5 million and $20.5 million at June 30, 2003, and December 31, 2002, respectively. The increase of $15.0 million in trust preferred securities was the result of the issuance of $15 million in floating rate trust preferred securities on June 26, 2003, with an initial rate of 4.16%. These securities reprice quarterly. The proceeds from this issuance will be used to retire the 8.50% Subordinated Notes in July 2003. Trust preferred securities are included in regulatory Tier 1 capital to the extent permitted by regulation, with the remainder included in regulatory Tier 2 capital.

Liquidity

     Market and public confidence in the financial strength of Fidelity and financial institutions in general will largely determine Fidelity’s access to appropriate levels of liquidity. This confidence is significantly dependent on Fidelity’s ability to maintain sound asset credit quality and the ability to maintain appropriate levels of capital resources.

     Liquidity is defined as the ability of Fidelity to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis. Management measures Fidelity’s liquidity position by giving consideration to both on-

balance sheet and off-balance sheet sources of and demands for funds on a daily and weekly basis.

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

     Fidelity has unused sources of liquidity in the form of unused Federal funds lines totaling $26 million, unpledged securities of $26 million, nationally sourced time deposits available through investment banking firms and additional FHLB and FRB lines of credit, subject to available qualifying collateral, at June 30, 2003.

Shareholders’ Equity

     Shareholders’ equity was $72 million at June 30, 2003, and $71 million at December 31, 2002. Shareholders’ equity as a percent of total assets was 6.9% at June 30, 2003, compared to 6.7% at December 31, 2002. At June 30, 2003, and December 31, 2002, Fidelity exceeded all capital ratios required by the FRB to be considered well capitalized, as reflected in the schedule below:

	FRB		Fidelity Ratios

	Adequately	Well	June 30,	December 31,
Capital Ratios:	Capitalized	Capitalized	2003	2002

Leverage	3.00%	5.00%	9.12%	8.46%
Risk-Based Capital
Tier I	4.00	6.00	10.34	10.42
Total	8.00	10.00	12.79	12.61

     The table below sets forth the capital requirements for the Bank under FDIC regulations as well as the Bank’s capital ratios at June 30, 2003 and December 31, 2002, respectively:

	FDIC Regulations		Bank Ratios

	Adequately	Well	June 30,	December 31,
	Capitalized	Capitalized	2003	2002

Capital Ratios:
Leverage	4.00%	5.00%	9.03%	8.64%
Risk-Based Capital
Tier I	4.00	6.00	10.23	10.64
Total	8.00	10.00	12.47	12.49

     During the six month period ended June 30, 2003, Fidelity declared and paid dividends on its common stock of $0.10 per share totaling approximately $886,000.

     For additional information, including certain regulatory agreements, see Note B and Note C of the Notes to Consolidated Financial Statements.

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

     The static gap analysis is a useful tool to measure interest rate sensitivity at a point in time and is utilized in developing the more critical rate shock analysis in assessing interest rate risk. The interest rate sensitivity structure within Fidelity’s balance sheet at June 30, 2003, reflects a net interest sensitivity liability gap of 2.38% when projecting forward one year. In the near term, defined as 90 days, Fidelity has a net interest sensitivity asset gap of 12.79%. When projecting forward six months, Fidelity has a net interest sensitivity asset gap of 5.70%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of callable and prepayable securities and certain deposit products may vary during extreme swings in the interest rate cycle, resulting in different repayment or repricing speeds than those indicated in the static gap analysis. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income.

     At June 30, 2003, the 1-90 day asset maturity and repricing total included $70 million of indirect automobile loans and originated residential mortgage loans classified as held-for-sale. Fidelity’s policy states that the cumulative net interest sensitivity gap at the six month and one year periods should not exceed 15% and 10%, respectively. As noted above, Fidelity interest sensitivity gap positions were within these parameters at June 30, 2003. Any interest rate risk associated with the cumulative gap positions noted above was mitigated because of the net interest sensitivity asset gap in the near term and the net interest sensitivity liability gap at one year.

Earnings

     Income from continuing operations for the quarter ended June 30, 2003, was $1.5 million compared to $.7 million for the same quarter of 2002, an 85.1% increase, or $.16 and $.09 basic and diluted earnings per share, respectively. Net income for the quarter ended June 30, 2003, was $1.7 million compared to net income of $1.3 million for the comparable quarter of 2002, an increase of 28.9%. Basic and diluted earnings were $.18 per share for the first quarter of 2003 compared to $.14 per share for the same period in 2002.

     Income from continuing operations for the first six months of 2003 was $2.3 million compared to $3.3 million for the first six months of 2002, a decline of 28.9%, or $.26 and $.37 basic and diluted earnings per share, respectively. The first six months of 2002 income from continuing operations included a one time net after tax gain of $2.3 million from the sale of the merchant processing business in March 2002. Net income for the six months ended June 30, 2003, was $2.4 million compared to net income of $4.2 million for the comparable period of 2002. Basic and diluted earnings were $.27 per share for the first six months of 2003 compared to $.47 per share for the same period in 2002. Net income for the first six months of 2002 was also significantly enhanced by the $2.3 million net after tax gain on the sale of the merchant processing business.

Net Interest Income

     Net interest income for the second quarter of 2003 was $8.2 million compared to $7.5 million for the same period in 2002, an increase of $.7 million or 9.2%. The average balance of interest earning assets increased $142 million or 16.9% to $984 million for the three months ended June 30, 2003, when compared to the same period in 2002. The yield on interest earning assets for the second quarter of 2003 was 5.90%, a decline of 83 basis points when compared to the yield on interest earning assets for the same period in 2002. The average balance of loans outstanding for the second quarter of 2003 increased $102 million or 13.8% to $839 million when compared to the same period in 2002. The yield on average loans outstanding for the period declined 118 basis points to 6.13% when compared to the same period in 2002 as a result of continuing declines in market rates of interest.

     The average balance of interest bearing liabilities increased $132 million or 18.4% to $849 million during the second quarter of 2003 and the rate on this average balance declined 78 basis points to 2.94% when compared to the same period in 2002. The 78 basis point decline in the cost of interest bearing liabilities was less than the 83 basis point decline in the yield on interest earning assets, resulting in a 21 basis point decline in the net interest margin to 3.35%. The net interest margin for the second quarter of 2003 was negatively impacted due to comparatively greater balances in lower-yielding investment securities and low-yielding overnight investment accounts.

     Net interest income for the first half of 2003 was $16.3 million compared to $14.2 million for the same period in 2002, an increase of $2.1 million or 14.6%. The average balance of interest earning assets increased $143 million or 17.0% to $984 million for the six months ended June 30, 2003, when compared to the same period in 2002. The yield on interest earning assets for the first half of 2003 was 5.96%, a decline of 82 basis points when compared to the yield on interest earning assets for the same period in 2002. The average balance of loans outstanding for the first half of 2003 increased $89 million or 12.1% to $824 million when compared to the same period in 2002. The yield on average loans outstanding for the period declined 69 basis points to 6.25% when compared to the same period in 2002 as a result of continuing declines in market rates of interest.

     The average balance of interest bearing liabilities increased $48 million or 6.0% to $849 million during the first half of 2003 and the rate on this average balance declined 94 basis points to 3.01% when compared to the same period in 2002. The 94 basis point decline in the cost of interest bearing liabilities was somewhat greater than the 82 basis point decline in the yield on interest earning assets, but there was a 5 basis point decline in the net interest margin to 3.35%. The net interest margin for the first half of 2003 was negatively impacted due to relatively large balances in low-yielding overnight investment accounts as the proceeds from the sale of the credit card line of business in December 2002 were redeployed during the first quarter of 2003 into higher-yielding loans and investment securities and utilized in part to reduce the cost of funds through the nonrenewal of maturing higher costing time deposits.

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

     Management believes the allowance for loan losses is adequate to provide for probable loan losses. The provision for loan losses for the second quarter and the first six months of 2003 was $800,000 and $1.8 million, respectively, compared to $937,000 and $2.2 million, respectively, for the same periods in 2002. The ratio of net charge-offs to average loans on an annualized basis for the six months ended June 30, 2003, increased to .35% compared to .31% for the same period in 2002. Net charge-offs for the second quarter and the first six months of 2003 were $754,000 and $1.3 million, respectively, compared to $477,000 and $1.1 million, respectively, for the same periods in 2002. The increase in the ratio of net charge-offs to average loans was primarily attributable to an increase in consumer loan charge-offs due to an increase in the losses on repossessed vehicles sold. The allowance for loan losses as a percentage of loans at June 30, 2003, was 1.31% compared to 1.28% at December 31, 2002, and .93% at June 30, 2002. This increase in the allowance for loan losses related primarily to certain commercial and construction loans adversely impacted by the 2001 recession and increasing consumer loan charge-offs.

     The following schedule summarizes changes in the allowance for loan losses for the periods indicated (dollars in thousands):

	Six Months Ended		Year Ended
	June 30,		December 31,

	2003	2002	2002

Balance at beginning of period	$9,665	$5,532	$5,532
Charge-offs:
Commercial, financial and agricultural	93	—	340
Real estate-construction	—	2	2
Real estate-mortgage	7	36	63
Consumer installment	1,468	1,347	2,647

Total charge-offs	1,568	1,385	3,052

Recoveries:
Commercial, financial and agricultural	16	—	2
Real estate-construction	—	—	—
Real estate-mortgage	3	3	3
Consumer installment	223	317	513

Total recoveries	242	320	518

Net charge-offs	1,326	1,065	2,534
Provision for loan losses	1,800	2,201	6,667

Balance at end of period	$10,139	$6,668	$9,665

Ratio of net charge-offs to average loans	0.35%	0.31%	0.36%
Allowance for loan losses as a percentage of loans at end of period	1.31	0.93	1.28

Noninterest Income

     Noninterest income for the second quarter and the first six months of 2003 was $3.8 million and $7.5 million compared to $4.0 million and $11.8 million, respectively, for the same periods in 2002, decreases of $200,000 and $4.3 million or 3.7% and 36.4%, respectively. Noninterest income for the first six months of 2002 was significantly enhanced by $1.5 million in first half revenue from merchant processing activities and the $3.5 million net pre-tax gain on the sale of Fidelity’s merchant processing business in March 2002. The significant increase in mortgage banking revenue due to increased mortgage originations and sales and the gains on sales of securities were offset in part by declines in revenues from brokerage and indirect lending activities during the second quarter and first half of 2003 when compared to the same periods of 2002..

     Income from mortgage banking activities for the second quarter and the first six months of 2003 increased $515,000 and $853,000 or 112.8% and 86.0%, respectively, to $971,000 and $1.8 million, respectively, compared to the same periods in 2002 due to increased sales of residential mortgage loans originated for sale as a result of the increase in home sales and refinancings, generated in part because of historically low interest rates. Over $51 million and $94 million of sales volume was recorded in the second quarter and first six months of 2003, respectively, compared to $28 million and $48 million, respectively, in sales volume for the same periods of 2002.

     Income from brokerage activities for the second quarter and the first six months of 2003 declined $70,000 and $190,000 to $93,000 and $211,000, respectively, when compared to the same periods in 2002. The declines were primarily a result of declines in retail volume and in the number of brokers on staff.

     Income from indirect lending activities for the second quarter and the first six months of 2003 decreased $59,000 and $302,000 to $591,000 and $1.2 million, respectively, compared to the same periods of 2002. A significant decrease in servicing fees and ancillary income from loans serviced for others was due in part to lower sales volumes and rapid prepayments, resulting in declines in balances serviced. Indirect automobile loans serviced for others totaled $161 million and $205 million at June 30, 2003 and 2002, respectively. There was a sale of $11 million of indirect automobile loans in the second quarter of 2003 generating a gain of $87,000 compared to a sale in the first quarter of 2002 generating a gain of $61,000.

     There were no gains or losses from securities transactions during the second quarter of 2003. Gains on sales of securities increased $236,000 or 249.4% to $331,000 in the first half of 2003 compared to the same period last year due to increased sales of appreciated available-for-sale investment securities.

     Other operating income increased $133,000 or 19.7% in the second quarter of 2003 compared to the same quarter in 2002 as the result of the sale of real estate related to a branch relocation and the sale of an other real estate owned property.

Noninterest Expense

     Noninterest expense was $9.0 million and $18.7 million for the second quarter and the six month period ended June 30, 2003, respectively, compared to $9.3 million and $19.0 million, respectively, for the same periods in 2002. Declines in 2003 expenses primarily related to furniture and equipment, professional and other services and merchant processing were partially offset by increases in salaries and employee benefits, net occupancy expenses and other expenses.

     The decrease in noninterest expense in the second quarter of 2003 compared to the same quarter of 2002 was primarily due to reduced legal fees, the approval and the payment to Fidelity of insurance claims related to legal fees, settlements and other costs regarding brokerage and trust activities, reduced expenses from fraud and other losses and the elimination of expenses related to merchant processing activities, which were offset in part by increased salaries and employee benefits expenses, expenses related to the Bank’s conversion to a state chartered commercial bank and the associated name changes of Fidelity and the Bank, the payment to settle a legal claim in Fidelity’s brokerage services subsidiary, the costs associated with the termination of independent broker-dealer activities and the affiliation with another broker-dealer and increased insurance costs.

     The decrease in noninterest expense in the first half of 2003 compared to the first half of 2002 was primarily due to reduced legal fees, the approval and the payment to Fidelity of insurance claims, reduced expenses from fraud and other losses, reduced expenses related to other real estate owned and the elimination of expenses related to merchant processing activities, which were offset in part by increased salaries and employee benefits expenses, increases in audit and accounting fees, increases in consulting fees, expenses related to the Bank’s conversion to a state chartered commercial bank, expenses related to legal claims and settlements, costs related to the affiliation with a broker-dealer for brokerage services and increased insurance costs.

     Salaries and employee benefits expenses increased 3.7% and 6.4% or $166,000 and $565,000 to $4.6 million and $9.4 million in the second quarter and the first half of 2003, respectively, compared to the same periods in 2002. The increases were attributable to increases in commission income related to mortgage banking activities, merit and promotional increases and rising benefit costs. Full time equivalent employees totaled 349 at June 30, 2003, compared to 362 at June 30, 2002.

     Furniture and equipment expenses decreased $95,000 and $238,000 or 12.3% and 14.9% to $683,000 and $1.4 million in the second quarter and the first half of 2003, respectively, compared to the same periods in 2002, primarily due to the accelerated depreciation and amortization of certain hardware and software in the first half of 2002, which hardware and software was replaced during 2002.

     Occupancy expenses increased $66,000 and $215,000 or 7.5% and 12.5% to $949,000 and $1.9 million in the second quarter and the first half of 2003, respectively, compared to the same periods in 2002 due primarily to a decline in sub-lease income, which is applied as a credit to occupancy expense, and the relocation of two branch offices into new facilities.

     Merchant processing expense totaled $526,000 and $1.1 million for the quarter and year-to-date ended June 30, 2002, respectively. No similar expenses were incurred in 2003 as the result of the sale of this line of business in March 2002.

     Professional and other services declined $306,000 and $239,000 or 32.5% and 11.6% to $638,000 and $1.8 million for the second quarter and the first half of 2003, respectively, compared to the same periods in 2002. The declines were primarily due to decreased legal expenses and the recovery of legal and other expenses from insurance claims related to brokerage and trust activities, offset in part by increased consulting expenses and audit and accounting fees.

     Other operating expenses increased $370,000 and $420,000 or 26.4% and 14.4% to $1.8 million and $3.3 million in the second quarter and the first half of 2003, respectively, when compared to the same periods in 2002. The increases were due to costs associated with the Bank’s conversion to a state chartered commercial bank and the associated name changes of Fidelity and the Bank, costs of legal settlements, costs related to the termination of Fidelity’s broker-dealer activities and the affiliation with another broker-dealer and increased insurance expenses, offset in part by declines in fraud and other losses expense and expenses related to other real estate owned.

Provision for Income Taxes

     The provision for income taxes from continuing operations for the second quarter and first half of 2003 was $667,000 and $992,000, respectively, compared to $367,000 and $1.6 million for the same periods in 2002. These changes were primarily due to changes in taxable income. The effective tax rate for the first half of 2003 was 29.8% compared to 32.6% for the same period in 2002.

Income from Discontinued Operations

     The after tax income from discontinued operations relating to the sale of the credit card line of business in December 2002, was $173,000 and $78,000 for the second quarter and for the six months ended June 30, 2003, respectively, compared to income after taxes of $484,000 and $861,000, respectively, for the same periods of 2002. Net interest income after the provision for loan losses was $1.6 million and $2.8 million, respectively, on credit card activities for the second quarter and for the six months ended June 30, 2002, while there was no income from this source in 2003. Revenues from credit card activities, primarily related to interim servicing fees from the purchaser, during the second quarter and for the six months ended June 30, 2003, totaled $725,000 and $1.5 million, respectively, compared to $357,000 and $696,000, respectively, from interchange and other revenues and fees generated in the same periods of 2002. Noninterest expenses for credit card activities totaled $471,000 and $1.3 million in the second quarter and first half of 2003, respectively, compared to $1.2 million and $2.2 million, respectively, in the same periods of 2002. Second quarter income from discontinued operations benefited from a $210,000 pretax gain from the sale of credit card charged off accounts. Credit card servicing activities were transferred to the purchaser on May 16, 2003, and substantially all credit card activities were completed by June 30, 2003.

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

ITEM 4 — CONTROLS AND PROCEDURES

     As of June 30, 2003, the management of Fidelity carried out an evaluation, under the supervision and with the participation of its chief executive officer and its chief financial officer, of the effectiveness of the disclosure controls and procedures as defined in Exchange Act Rule 13(a)-(15e). Based on this evaluation, the chief executive officer and the chief financial officer have concluded that Fidelity’s current disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurances that any design will succeed in achieving its stated goals under all potential conditions, regardless of how remote.

PART II — OTHER INFORMATION

          ITEM 1. LEGAL PROCEEDINGS

     Certain outstanding claims and lawsuits against FNCI, a registered broker-dealer, were settled during the first half of 2003. In addition, the SEC is anticipated to file an administrative proceeding against FNCI charging it with the failure to supervise a FNCI registered representative of a client’s accounts with the objective of preventing the registered representative from aiding and abetting the client in violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such action by the SEC is anticipated to result in a fine in the amount of $125,000 and other sanctions. A reserve was established for such possible fine as of March 31, 2003. On April 15, 2003, the Bank began providing investment services to its customers through an affiliation with an independent broker-dealer. At that time, FNCI terminated its business as a registered broker-dealer.

     Although the outcome of all claims and lawsuits outstanding on June 30, 2003 can not be ascertained at this time, it is the opinion of the management that these matters, when resolved, will not have a material adverse effect on Fidelity’s results of operations or financial condition.

          ITEM 5. OTHER INFORMATION

     Upon the close of business on May 9, 2003, the Bank was converted to a Georgia chartered commercial bank. (See Note B — “Shareholders’ Equity” and Note C — “Regulatory Agreements”.) Fidelity continues to be subject to the regulations of and supervision by the Federal Reserve Board.

     Pursuant to the approval of the GDBF, the Bank, within 90 days of the conversion, must submit for approval a: (1) loan policy; (b) investment policy; (c) internal audit program; (d) microcomputer policy; (e) conflict of interest policy on directors, officers and employees; (e) retirement policy for directors; (f) proposed by-laws; and, (g) three-year business plan. The Bank has such policies and business plan currently in effect. However, these documents will be reviewed and may be updated and revised before submission to the GDBF.

     The management of Fidelity anticipates that the conversion to a Georgia chartered commercial bank will result in the improvement of the Bank’s FDIC rating, thereby reducing FDIC fees. It is also anticipated that the conversion will result in the reduction of examination, legal, accounting, consulting and administrative fees incurred in complying with Federal regulatory requirements and requests. These anticipated savings were initially and partially offset in the second quarter of 2003 by the costs for changing signage, stationary, forms and brochures and for certain other expenses incurred in order to effect the name changes of Fidelity and the Bank.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits Required by Item 601 of Regulation S-K Additional Exhibits

                   31.1 Certification of James B. Miller, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                   31.2 Certification of M. Howard Griffith, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                   32.1 Accompanying this Report on Form 10-Q is furnished the written statement of James B. Miller, Jr., Chief Executive Officer of Fidelity Southern Corporation required by Section 906 of the Sarbanes-Oxley Act of 2002.

                   32.2 Accompanying this Report on Form 10-Q is furnished the written statement of M. Howard Griffith, Jr., Chief Financial Officer of Fidelity Southern Corporation required by Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

     On May 9, 2003, Fidelity filed a report on Form 8-K dated May 9, 2003, reporting under Item 5, Other Events and Required FD Disclosure, that, effective upon the close of business on May 9, 2003, Fidelity National Corporation changed its name to Fidelity Southern Corporation and that its CUSIP number of 316320 10 0 had been changed to 316394 10 5.

     Additionally, Fidelity reported that, as of the close of business on May 9, 2003, Fidelity National Bank converted to a Georgia chartered commercial bank and changed its name to Fidelity Bank. Filed under Item 7, “Financial Statements and Exhibits” was Exhibit 1, the Amended and Restated Articles of Incorporation of Fidelity National Corporation.

     On June 18, 2003, Fidelity filed a report on Form 8-K dated June 18, 2003, under Item 5, Other Events and Required FD Disclosure, that on June 11, 2003, the Board of Directors, as a result of the Federal Reserve Bank of Atlanta’s May 29, 2003, cancellation of its requirement for the Board Resolution adopted March 21, 2002, removed the resolution.

     Additionally, in the June 18, 2003, report on Form 8-K dated June 18, 2003, under Item 5, Other Events and Required FD Disclosure, Fidelity reported that on June 16, 2003, it entered into an agreement to issue $15 million in floating rate securities scheduled to close on June 26, 2003. The proceeds were reported to be used to retire Fidelity’s 8.5% Subordinated Notes due January 31, 2006.

     On July 1, 2003, Fidelity filed a report on Form 8-K dated June 30, 2003, under Item 5, Other Events and Required FD Disclosure, that, as a result of the issuance of $15 million in trust preferred securities on June 26, 2003, it had called its $15 million 8 ´% Subordinated Notes due January 31, 2006. The call is effective July 28, 2003.

     On July 18, 2003, Fidelity filed a Report on Form 8-K dated July 18, 2003, reporting under Item 7, Financial Statements, Proforma Financial Information and Exhibits, Fidelity’s press release issued on July 17, 2003, reporting 2003 second quarter results, which included Fidelity’s consolidated statements of income for the second quarter and year-to-date ended June

30, 2003 and 2002; its consolidated balance sheets as of June 30, 2003 and 2002 and December 31, 2002; an analysis of the allowance for loan losses from continuing operations for the year-to-date ended June 30, 2003 and 2002 and December 31, 2002; an analysis of nonperforming assets from continuing operations as of June 30, 2003 and 2002 and December 31, 2002; and, average balances, interest and yields for the second quarter and year-to-date ended June 30, 2003 and 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY SOUTHERN CORPORATION
(Registrant)
Date:	August 8, 2003	BY:	/s/ James B. Miller, Jr.

James B. Miller, Jr. Chief Executive Officer
Date:	August 8, 2003	BY:	/s/ M. Howard Griffith, Jr.

M. Howard Griffith, Jr. Chief Financial Officer