Form 10-Q
period 2003-09-30
FIDELITY SOUTHERN CORP
filed 2003-11-14
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).          [  ] Yes [x] No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 31, 2003

Common Stock, no par value	8,877,847

FIDELITY SOUTHERN CORPORATION

INDEX

			Page Number

Part I.		Financial Information
	Item 1.	Consolidated Financial Statements
		Consolidated Balance Sheets as of September 30, 2003 (unaudited) and December 31, 2002	3
		Consolidated Statements of Income (unaudited) for the Nine Months Ended September 30, 2003 and 2002, and the Three Months Ended September 30, 2003 and 2002	4-5
		Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2003 and 2002	6
		Notes to Consolidated Financial Statements (unaudited)	7-11
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-21
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk (included in Part I Item 2)	15
	Item 4.	Controls and Procedures	21
Part II.		Other Information	22-23
	Item 1.	Legal Proceedings	22
	Item 5.	Other Information	22
	Item 6.	Exhibits and Reports on Form 8-K	22-23
Signature Page			23
Exhibits		31.3 Certification of Chief Executive Officer	24-25
		31.4 Certification of Chief Financial Officer	26-27
		32.3 Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	28
		32.4 Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	29

PART I - FINANCIAL INFORMATION
ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
(Dollars in thousands)	2003	2002

Assets
Cash and due from banks	$22,492	$32,144
Interest-bearing deposits with banks	1,056	25,339
Federal funds sold	2,873	69,455
Investment securities available-for-sale (amortized cost of $122,169 and $107,615 at September 30, 2003, and December 31, 2002, respectively)	122,424	110,866
Investment securities held-to-maturity (approximate fair value of $6,415 and $9,086 at September 30, 2003, and December 31, 2002, respectively)	6,323	8,888
Loans held-for-sale	54,394	35,467
Loans	782,988	753,935
Allowance for loan losses	(9,940)	(9,404)

Loans, net	773,048	744,531
Premises and equipment, net	14,089	14,744
Other real estate	2,196	2,629
Net liabilities of discontinued operations	-	(1,189)
Accrued interest receivable	4,728	4,896
Other assets	16,256	17,957

Total assets	$1,019,879	$1,065,727

Liabilities
Deposits
Noninterest-bearing demand deposits	$106,123	$114,035
Interest-bearing deposits:
Demand and money market	164,307	157,652
Savings	119,839	105,810
Time deposits, $100,000 and over	156,320	177,423
Other time deposits	309,216	351,175

Total deposits	855,805	906,095
Federal Home Loan Bank short-term borrowings	24,000	-
Other short-term borrowings	27,935	17,326
Other long-term debt	1,662	40,508
Trust preferred securities	35,500	20,500
Accrued interest payable	2,245	4,301
Other liabilities	2,186	6,223

Total liabilities	949,333	994,953
Shareholders’ Equity
Common stock, no par value. Authorized 50,000,000; issued 8,874,939 and 8,866,624; outstanding 8,863,847 and 8,855,532 at September 30, 2003, and December 31, 2002, respectively.	40,409	40,335
Treasury stock	(69)	(69)
Accumulated other comprehensive income, net of taxes	159	2,146
Retained earnings	30,047	28,362

Total shareholders’ equity	70,546	70,774

Total liabilities and shareholders’ equity	$1,019,879	$1,065,727

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,

(Dollars in thousands, except per share data)	2003	2002	2003	2002

Interest income
Loans, including fees	$37,849	$38,615	$12,354	$13,315
Investment securities	4,783	4,412	1,456	1,490
Federal funds sold	138	201	25	125
Deposits with other banks	37	32	5	18

Total interest income	42,807	43,260	13,840	14,948
Interest expense
Deposits	14,591	16,813	4,473	5,413
Short-term borrowings	921	978	477	314
Trust preferred securities	1,878	1,646	734	518
Other long-term debt	963	1,478	—	576

Total interest expense	18,353	20,915	5,684	6,821

Net interest income	24,454	22,345	8,156	8,127
Provision for loan losses	3,750	3,824	1,950	1,623

Net interest income after provision for loan losses	20,704	18,521	6,206	6,504
Noninterest income
Service charges on deposit accounts	3,868	3,684	1,271	1,227
Merchant activities	—	5,265	—	257
Mortgage banking activities	2,562	1,664	718	673
Brokerage activities	295	585	84	184
Indirect lending activities	1,835	2,233	684	780
Securities gains, net	331	300	—	205
Other operating income	1,914	1,985	525	555

Total noninterest income	10,805	15,716	3,282	3,881
Noninterest expense
Salaries and employee benefits	14,041	13,440	4,600	4,563
Furniture and equipment	2,019	2,350	654	746
Net occupancy	2,866	2,583	932	864
Merchant processing	—	1,158	—	107
Communication expenses	1,089	1,101	310	368
Professional and other services	2,374	3,121	546	1,054
Other	5,087	5,579	1,746	2,659

Total noninterest expense	27,476	29,332	8,788	10,361

Income from continuing operations before income tax expense	4,033	4,905	700	24
Income tax expense	1,097	1,617	105	25

Income (Loss) from continuing operations	2,936	3,288	595	(1)

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
(UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,

(Dollars in thousands, except per share data)	2003	2002	2003	2002

Discontinued operations:
Income from discontinued operations (net of income tax expense of $81, $613,($-0- and $68, respectively)	78	1,245	—	383

Net Income	$3,014	$4,533	$595	$382

Earnings per share from continuing operations:
Basic earnings per share	$0.33	$0.37	$0.07	$0.00

Diluted earnings per share	$0.33	$0.37	$0.07	$0.00

Earnings per share:
Basic earnings per share	$0.34	$0.51	$0.07	$0.04

Diluted earnings per share	$0.34	$0.51	$0.07	$0.04

Dividends declared per share	$0.15	$0.15	$0.05	$0.05

Weighted average common shares outstanding-basic	8,861,930	8,824,559	8,863,847	8,851,258

Weighted average common shares outstanding – fully diluted	8,951,258	8,873,537	8,991,252	8,907,749

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,

(Dollars in thousands)	2003	2002

Operating Activities
Net income from continuing operations	$2,936	$3,288
Net income from discontinued operations	78	1,245
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	3,750	3,824
Depreciation and amortization of premises and equipment	1,519	1,813
Securities gains, net	(331)	(300)
Gain on loan sales	(305)	(431)
Proceeds from sales of other real estate	1,299	1,678
Gain on sales of other real estate	(91)	(125)
Net (increase) decrease in loans held-for-sale	(18,927)	12,949
Net decrease in accrued interest receivable	168	279
Net decrease in accrued interest payable	(2,056)	(1,189)
Net decrease in other assets	1,701	925
Net (decrease) increase in other liabilities	(4,038)	1,069
Other	1,008	(1,155)

Net cash flows (used in) provided by operating activities	(13,289)	23,870
Investing Activities
Purchases of investment securities held-to-maturity	(30)	—
Purchases of investment securities available-for-sale	(94,058)	(25,109)
Maturities of investment securities held-to-maturity	2,595	2,069
Sales of investment securities available-for-sale	7,761	8,558
Maturities and calls of investment securities available-for-sale	72,075	7,238
Net increase in loans	(69,953)	(141,301)
Purchases of premises and equipment	(863)	(1,122)
Proceeds from sale of loans	37,216	65,795
Net cash (used in) provided by discontinued operations	(1,189)	7,153

Net cash flows used in investing activities	(46,446)	(76,719)
Financing Activities
Net increase in demand deposits, money market accounts, and savings accounts	12,773	33,642
Net (decrease) increase in time deposits	(63,062)	52,169
Net increase (decrease) in short-term borrowings	34,609	(9,150)
Net decrease in long-term borrowings	(23,847)	(6,326)
Dividends paid	(1,329)	(1,324)
Proceeds from the issuance of common stock	74	498

Net cash flows (used in) provided by financing activities	(40,782)	69,509

Net (decrease) increase in cash and cash equivalents	(100,517)	16,660
Cash and cash equivalents, beginning of period	126,938	58,048

Cash and cash equivalents, end of period	$26,421	$74,708

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$20,408	$24,384

Income taxes	$3,300	$2,500

Non-cash transfers to other real estate	$828	$964

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2003

Note A - Basis of Presentation

     The accompanying unaudited consolidated financial statements of Fidelity Southern Corporation and Subsidiaries (“Fidelity”) have been prepared in accordance with accounting principles generally accepted in the United States followed within the financial services industry for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. All such adjustments are normal recurring accruals except for certain adjustments related to unamortized loan origination costs as described in Note E — Restatement and in “Provision for Loan Losses” in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). Operating results for the three month and nine month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These statements and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the consolidated financial statements and notes thereto included in Fidelity’s Annual Report on Form 10-K for the year ended December 31, 2002.

Note B - Shareholders’ Equity

     The Board of Governors of the Federal Reserve (the “FRB”) is the principal regulator of Fidelity Southern Corporation (“FSC”), a bank holding company. Fidelity Bank, (the “Bank”) is a state chartered commercial bank subject to Federal and state statutes applicable to banks chartered under the banking laws of the State of Georgia, to members of the Federal Reserve System and to banks whose deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank is a wholly-owned subsidiary of Fidelity. The FRB, the FDIC and the Georgia Department of Banking and Finance (the “GDBF”) have established capital requirements as a function of their oversight of bank holding companies and state chartered banks. Each bank holding company and each bank must maintain the minimum capital ratios set forth in “Liquidity” and “Shareholders’ Equity” in MD&A.

     The Bank is principally regulated by the GDBF and the FDIC. At periodic intervals, the GDBF and the FDIC (the Bank’s primary Federal regulator) examine and evaluate the financial condition, operations and policies and procedures of Georgia state chartered commercial banks, such as the Bank, as part of their legally prescribed oversight responsibilities.

Note C – Regulatory Agreements

     Fidelity’s application to the GDBF for the conversion of the Bank’s national bank charter to a Georgia chartered commercial bank was approved on April 6, 2003 and the conversion took place as of the close of business on May 9, 2003, at which time the Bank became a Georgia chartered commercial bank, subject solely to the regulations of and supervision by the GDBF and the FDIC.

     Pursuant to the approval of the GBDF, the Bank, within 90 days of the conversion, submitted for approval a: (1) loan policy; (b) investment policy; (c) internal audit program; (d) microcomputer policy; (e) conflict of interest policy on directors, officers and employees; (e) retirement policy for directors; (f) proposed by-laws; and, (g) three-year business plan. No responses to the submissions have been received to date. The Bank also agreed, among other things, to maintain a leverage capital ratio of not less than 7.00% for the twenty-four month period following the conversion. The Bank’s leverage capital ratio as of September 30, 2003, was 9.05%. (See “Shareholders’ Equity”.)

Note D – Discontinued Operations

     In December 2002, Fidelity sold its credit card line of business, including all of its credit card accounts and outstanding balances. In accordance with the terms of the sale, Fidelity provided interim servicing for a fee until the conversion to the purchaser’s system on May 15, 2003, and substantially all related activities ceased by June 30, 2003. In accordance with accounting principles generally accepted in the United States, the earnings and net liabilities of the credit card business were shown separately in the consolidated statements of income and the consolidated balance sheets, respectively, for all periods presented. Accordingly, all information in these consolidated financial statements reflected continuing operations only, unless otherwise noted.

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

Note E – Restatement

     The Bank identified a procedural problem in the processing of unamortized loan origination costs on certain charged-off consumer loans, resulting in a minor understatement of charge-offs over a period of years. The related amounts were insignificant to the Bank’s net charge-offs and earnings in each prior year. The financial statements and certain schedules reflect the restatement of certain previously reported results as discussed below and in “Provision for Loan Losses” in MD&A and the current year impact is reflected in the third quarter of 2003. Shareholders’ equity as of January 1, 2001, was reduced by $393,076 to $57.6 million to reflect the cumulative after-tax impact of the restatement for years through December 31, 2000. Reported net charge-offs for the years ended December 31, 2001 and 2002, were increased by $126,799 and $134,214, respectively, thereby reducing the respective year-end allowance for loan losses. There was no restatement of earnings for the years ended December 31, 2001 and 2002, as the allowance for loan losses for those years was more than sufficient to absorb the slightly higher charge-offs. Third quarter 2003 loan charge-offs included the corrections totaling approximately $75,000 for the previous two quarters of 2003. These corrections are reflected in the Balance Sheets for September 30, 2003, and December 31, 2002, and for all schedules which include data related to consumer loan balances, charge-offs, the allowance for loan losses and equity and capital.

Note F – Contingencies

     Fidelity is a party to claims and lawsuits arising in the course of its normal business activities. Such claims and lawsuits included certain complaints filed against Fidelity’s securities broker subsidiary by former customers and others, seeking to assert claims regarding alleged breaches of duties to a former customer. These claims were settled through arbitration or agreements in 2002 and during the first half of 2003. A provision of $125,000 was established as of March 31, 2003, for Securities and Exchange Commission (“SEC”) claims relating to an investigation by the SEC of the actions taken by the securities broker subsidiary which were the subject of the complaints. On April 15, 2003, Fidelity’s brokerage subsidiary discontinued operations as a registered broker-dealer and all investment services are provided by the Bank through Raymond James Financial Services, an independent broker-dealer.

     Although the ultimate outcome of all claims and lawsuits outstanding as of September 30, 2003, cannot be ascertained at this time, it is the opinion of management that none of these matters when resolved will have a material adverse effect on Fidelity’s results of operations or financial condition.

Note G – Other Comprehensive Income

     Fidelity’s other comprehensive (loss) income item was related to unrealized gains and losses on investment securities classified as available-for-sale and reclassification adjustments for gains and losses on securities sales and calls included in net income. Other comprehensive (loss) income items were tax effected at a rate of 38%. For the third quarter and the first nine months of 2003, total other comprehensive loss net of taxes was $1.7 million and $2.0 million, respectively. The total other comprehensive income net of taxes was $898,000 and $2.2 million, respectively, for the comparable periods of 2002.

Note H – Stock Based Compensation

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and No. 148 and has been determined as if Fidelity had accounted for its employee stock options under the fair value method of those statements. The effects of applying SFAS No. 123 and No. 148 for providing pro forma disclosures are not likely to be representative of the effects on reported net income for future periods.

     The following schedule reflects the pro forma results, in thousands, for the three months and the nine months ended September 30, 2003 and 2002, respectively:

	Three Months Ended			Nine Months Ended
	September 30, 2003 and 2002			September 30, 2003 and 2002

		Net Income Per Share			Net Income Per Share
(Dollars in thousands,	Net			Net
except per share data)	Income	Basic	Diluted	Income	Basic	Diluted

September 30, 2003
As reported	$595	$.07	$.07	$3,014	$.34	$.34
Stock based compensation, net of related tax effect	(20)	—	—	(60)	(.01)	(.01)

Pro forma	$575	$.07	$.07	$2,954	$.33	$.33

September 30, 2002
As reported	$382	$.04	$.04	$4,533	$.51	$.51
Stock based compensation, net of related tax effect	(36)	—	—	(111)	(.01)	(.01)

Pro forma	$346	$.04	$.04	$4,422	$.50	$.50

Note I – Variable Interest Entities

     As discussed in Note J — Recent Accounting Pronouncements, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses whether business enterprises must consolidate the financial statements of entities known as “variable interest entities”. Thus, FIN 46 may have an impact on how variable interest entities are reported on financial statements.

     FSC has three business trust subsidiaries that it has determined to be variable interest entities, FNC Capital Trust 1 (“FNCCT1”), Fidelity National Capital Trust 1 (“FidNCT1”), and Fidelity Southern Statutory Trust 1 (“FSCST1”).

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

     The only assets of FNCCT1, FidNCT1 and FSCST1 are subordinated debentures of FSC, which were purchased with the proceeds from the issuance of the common and preferred securities. FNCCT1 and FidNCT1 have fixed interest rates of 10.875% and 11.045%, respectively, and FSCST1 has a current interest rate of 4.24%, and reprices quarterly. FSC makes semi-annual interest payments on the subordinated debentures to FNCCT1 and FidNCT1 and quarterly interest payments to FSCST1, which use these payments to pay dividends on the common and preferred securities.

     These business trust subsidiaries are consolidated with FSC for financial reporting purposes. The trust preferred securities are eligible for regulatory Tier 1 capital, with a limit of 25% of the sum of all core capital elements. All amounts exceeding the 25% limit are includable in regulatory Tier 2 capital.

     The FRB has determined that Fidelity and other financial institutions regulated by it should continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes, subject, together with other cumulative preferred stock, if any, to the 25 percent of Tier 1 capital limit, until notice is given to the contrary. The FRB has indicated that it will review the regulatory implications of any accounting treatment changes and, if necessary or warranted, will provide further appropriate guidance. Fidelity is currently assessing the impact of FIN 46; however, the impact, if any, on Fidelity of FIN 46 should have no impact on the Bank’s capital ratios, operations or financial condition. (See “Shareholders’ Equity” in MD&A and Note J – “Recent Accounting Pronouncements”.)

Note J - Recent Accounting Pronouncements

     In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to clarify accounting and disclosure requirements relating to a guarantor’s issuance of certain types of guarantees. FIN 45 requires entities to disclose additional information about certain guarantees, or groups of similar guarantees, even if the likelihood of the guarantor’s having to make any payments under the guarantee is remote. The disclosure provisions are effective for financial statements for fiscal years ended after December 15, 2002. For certain guarantees, the interpretation also requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. This initial recognition and measurement provision is to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. This recognition and measurement provision did not have a material impact on Fidelity’s financial condition or operating results.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses whether business enterprises must consolidate the financial statements of entities known as “variable interest entities”. A variable interest entity is defined by FIN 46 to be a business entity which has one or both of the following characteristics: (1) The equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and (2) The equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for risk of absorbing expected losses. FIN 46 initially applied immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtained an interest after that date. It was to be applied in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise held a variable interest that it acquired before February 1, 2003. In October 2003 the FASB determined to defer to December 15, 2003 from the third quarter the implementation date for FIN 46 issued earlier this year. This deferral only applies to variable interest entities that existed prior to February 1, 2003.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following analysis reviews important factors affecting Fidelity’s financial condition at September 30, 2003, compared to December 31, 2002, and compares the results of operations for the three and nine month periods ended September 30, 2003 and 2002. These comments should be read in conjunction with Fidelity’s consolidated financial statements and accompanying notes appearing in this report.

Assets

     Total assets were $1,020 million at September 30, 2003, compared to $1,066 million at December 31, 2002, a decrease of $46 million, or 4.3%. Loans increased $29 million or 3.9% to $783 million and loans held-for-sale increased $19 million or 53.4% to $54 million at September 30, 2003. The 6.1% increase in total loans to $837 million was a result of the growth in consumer installment loans, including held-for-sale, of $75 million or 18.9% to $472 million and the growth in commercial loans of $7 million or 9.2% to $81 million, offset in part by a decline in construction loans of $1 million or .6% to $111 million and a decline in mortgage loans including held-for-sale of $33 million or 16.0% to $174 million.

     The increase in consumer loans was attributable to the management decision to retain additional indirect automobile loan balances in the consumer loan portfolio. The increase in the loans held-for-sale balance during the first nine months of 2003 was because only two indirect automobile loan sales totaling $37 million occurred in the first nine months of 2003.

     The following schedule summarizes Fidelity ‘s total loans at September 30, 2003, and December 31, 2002 (dollars in thousands):

	September 30,	December 31,
	2003	2002

Total Loans:
Commercial, financial and agricultural	$80,527	$73,718
Real estate – construction	110,799	111,510
Real estate – mortgage	169,562	189,038
Consumer installment	422,100	379,669

Loans	782,988	753,935
Loans held-for-sale:
Originated residential mortgage loans	4,394	17,967
Indirect auto loans	50,000	17,500

Total loans held-for-sale	54,394	35,467

Total loans	$837,382	$789,402

     Interest-bearing deposits with banks and Federal funds sold declined $24 million and $67 million or 95.8% and 95.9%, respectively, at September 30, 2003, to $1 million and $3 million when compared to balances at December 31, 2002. These declines were due to the redeployment of the proceeds from the December 2002 sale of the credit card line of business in accordance with the management plan developed following that sale. This plan included growth in higher-yielding investment securities and loans and reductions in higher-costing deposits.

Asset Quality

     The following schedule summarizes Fidelity’s asset quality position at September 30, 2003, and December 31, 2002 (dollars in thousands):

	September 30,	December 31,
	2003	2002

Nonperforming assets:
Nonaccrual loans	$3,832	$3,756
Repossessions	715	886
Other real estate	2,196	2,629

Total nonperforming assets	$6,743	$7,271

Loans 90 days past due and still accruing	$89	$334

Allowance for loan losses	$9,940	$9,404

Ratio of loans past due and still accruing to loans	0.01%	0.04%

Ratio of nonperforming assets to total loans and repossessions	0.80%	0.92%

Allowance to period-end loans	1.27%	1.25%

Allowance to nonaccrual loans and repossessions (coverage ratio)	2.19x	2.03x

     Management is not aware of any potential problem loans other than those disclosed in the table above, which includes all loans recommended for classification by regulators, which would have a material adverse impact on asset quality. (For additional information, see “Provision for Loan Losses.”)

Deposits

     Total deposits at September 30, 2003, were $856 million compared to $906 million at December 31, 2002, a $50 million or 5.5% decrease, as increases in interest-bearing demand and money market accounts and savings accounts were more than offset by decreases in noninterest-bearing demand deposit accounts and time deposit accounts. Interest-bearing demand and money market accounts increased $7 million or 4.2% to $164 million. Savings deposits increased $14 million or 13.3% to $120 million. Decreases in noninterest-bearing demand deposits totaled $8 million or 6.9% to $106 million. Time deposits $100,000 and over and other time deposits at September 30, 2003, totaled $466 million compared to $529 million at December 31, 2002, a decrease of $63 million or 11.9%. The program to redeploy the proceeds from the credit card sale in December 2002 included the decision to reduce the balances in low-yielding, short-term investments and reduce higher costing time deposits, particularly those balances related to maturing accounts with no other Fidelity relationships.

Other Borrowings

     Federal Home Loan Bank (“FHLB”) short-term borrowings totaled $24 million at September 30, 2003, consisting of a $10 million 4.12% fixed rate advance maturing March 15, 2004, and a $14 million 5.26% fixed rate advance maturing April 12, 2004. These borrowings were reclassified from long-term debt during the first nine months of 2003. Other short-term borrowings increased $11 million or 61.2% to $28 million at September 30, 2003, compared to other short-term borrowings at December 31, 2002, primarily as a result of executing a 30-day term repurchase agreement of $13 million for short-term liquidity needs. The remaining other short-term borrowings consisted of overnight repurchase agreements with commercial transaction account customers.

Trust Preferred Securities

     Trust preferred securities totaled $35.5 million and $20.5 million at September 30, 2003, and December 31, 2002, respectively. The increase of $15.0 million in trust preferred securities was the result of the issuance of $15 million in floating rate trust preferred securities on June 26, 2003, with a current rate of 4.24%. These securities reprice quarterly. The proceeds from this issuance were used to retire the 8.50% Subordinated Notes in July 2003. Trust preferred securities are included in regulatory Tier 1 capital to the extent permitted by regulation, with the remainder included in regulatory Tier 2 capital. Also, see Note I – “Variable Interest Entities” and Note J – “Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements.

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

     Sources of liquidity include cash and cash equivalents, net of Federal requirements to maintain reserves against deposit liabilities; investment securities eligible for sale or pledging to secure borrowings from dealers and customers pursuant to securities sold under agreements to repurchase (“repurchase agreements”); loan repayments; loan sales; deposits and certain interest-sensitive deposits; a collateralized line of credit at the Federal Reserve Bank of Atlanta Discount Window; a collateralized line of credit with the FHLB of Atlanta; and borrowings under unsecured overnight Federal funds lines available from correspondent banks. In addition to interest rate-sensitive deposits, the Bank’s principal demand for liquidity is anticipated fundings under credit commitments to customers.

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

     Fidelity has unused sources of liquidity in the form of unused Federal funds lines totaling $28 million, unpledged securities of $33 million, nationally sourced time deposits available through investment banking firms and additional FHLB and FRB lines of credit, subject to available qualifying collateral, at September 30, 2003.

Shareholders’ Equity

     Shareholders’ equity was $71 million at September 30, 2003, and December 31, 2002. Shareholders’ equity as a percent of total assets was 6.9% at September 30, 2003, compared to 6.6% at December 31, 2002. At September 30, 2003, and December 31, 2002, Fidelity exceeded all capital ratios required by the FRB to be considered well capitalized, as reflected in the schedule below:

	FRB		Fidelity Ratios

	Adequately	Well	September 30,	December 31,
	Capitalized	Capitalized	2003	2002

Capital Ratios:
Leverage	3.00%	5.00%	9.15%	8.42%
Risk-Based Capital
Tier I	4.00	6.00	10.42	10.38
Total	8.00	10.00	12.88	12.55

     The table below sets forth the capital requirements for the Bank under FDIC regulations as well as the Bank’s capital ratios at September 30, 2003 and December 31, 2002, respectively:

	FDIC Regulations		Bank Ratios

	Adequately	Well	September 30,	December 31,
	Capitalized	Capitalized	2003	2002

Capital Ratios:
Leverage	4.00%	5.00%	9.05%	8.60%
Risk-Based Capital
Tier I	4.00	6.00	10.32	10.60
Total	8.00	10.00	12.56	12.42

     During the nine month period ended September 30, 2003, Fidelity declared and paid dividends on its common stock of $0.15 per share totaling approximately $1.3 million.

     For additional information, including certain regulatory agreements, see Note B and Note C of the Notes to Consolidated Financial Statements. Also, see Note E and “Provision for Loan Losses” regarding a restatement of retained earnings and capital for December 31, 2002.

Market Risk

     Fidelity’s primary risk exposures are interest rate risk and credit risk and, to a lesser extent, liquidity risk. Fidelity has little or no risk related to trading accounts, commodities or foreign exchange.

     Interest rate risk, which encompasses price risk, is the exposure of a banking organization’s financial condition and earnings ability to adverse movements in interest rates. Fidelity has analyzed the assumed market value risk and earnings risk inherent in its interest rate sensitive instruments related to interest-rate swings of 200 basis points and 100 basis points, both above and below current levels (rate shock analysis). A 100 basis points analysis is conducted primarily to assess the impact of a more realistic potential decline in interest rates, given current historically low market rates of interest. Earnings and fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. However, Fidelity believes that this analysis provides the most meaningful measures of interest rate risk position and trends. The latest analysis reflected the asset sensitivity of Fidelity over a six month time horizon and its liability sensitivity over a seven to twelve month time horizon. The analysis indicated that the effects of either an immediate and sustained increase or decrease in market rates of interest of 200 basis points or 100 basis points would not be material to Fidelity’s net present value (equity at risk) or operating results over a one year period.

     The static gap analysis is a useful tool to measure interest rate sensitivity at a point in time and is utilized in developing the more critical rate shock analysis in assessing interest rate risk. The interest rate sensitivity structure within Fidelity’s balance sheet at September 30, 2003, reflects a net interest sensitivity liability gap of 1.83% when projecting forward one year. In the near term, defined as 90 days, Fidelity has a net interest sensitivity asset gap of 10.02%. When projecting forward six months, Fidelity has a net interest sensitivity asset gap of 8.62%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of callable and prepayable securities and certain deposit products may vary during extreme swings in the interest rate cycle, resulting in different repayment or repricing speeds than those indicated in the static gap analysis. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income.

     At September 30, 2003, the 1-90 day asset maturity and repricing total included $44 million of indirect automobile loans and originated residential mortgage loans classified as held-for-sale, with another $10 million in indirect automobile loans held-for-sale included in the 91-150 day asset maturity and repricing total. Fidelity’s policy states that the cumulative net interest sensitivity gap at the six month and one year periods should not exceed 15% and 10%, respectively. As noted above, Fidelity’s interest sensitivity gap positions were within these parameters at September 30, 2003. Any interest rate risk associated with the cumulative gap positions noted above was mitigated because of the net interest sensitivity asset gap in the near term and the net interest sensitivity liability gap at one year.

Earnings

     Income from continuing operations for the quarter ended September 30, 2003, was $595,000 compared to a loss of $1,000 for the same quarter of 2002, or $.07 and $.00 basic and diluted earnings per share, respectively. Net income for the quarter ended September 30, 2003, was $595,000 compared to net income of $383,000 for the comparable quarter of 2002, an increase of 55.9%. Basic and diluted earnings were $.07 per share for the third quarter of 2003 compared to $.04 per share for the same period in 2002.

     Income from continuing operations for the first nine months of 2003 was $2.9 million compared to $3.3 million for the first nine months of 2002, a decline of 10.7%, or $.33 and $.37 basic and diluted earnings per share, respectively. The first nine months of 2002 income from continuing operations included a one time net after tax gain of $2.3 million from the sale of the merchant processing business in March 2002. Net income for the nine months ended September 30, 2003, was $3.0 million compared to net income of $4.5 million for the comparable period of 2002. Basic and diluted earnings were $.34 per share for the first nine months of 2003 compared to $.51 per share for the same period in 2002. Net income for the first nine months of 2002 was also significantly enhanced by the $2.3 million net after tax gain on the sale of the merchant processing business.

Net Interest Income

     Net interest income for the third quarter of 2003 was $8.2 million compared to $8.1 million for the same period in 2002, an increase of $.1 million or .4%. The average balance of interest earning assets increased $69 million or 7.5% to $980 million for the three months ended September 30, 2003, when compared to the same period in 2002. The yield on interest earning assets for the third quarter of 2003 was 5.64%, a decline of 90 basis points when compared to the yield on interest earning assets for the same period in 2002. The average balance of loans outstanding for the third quarter of 2003 increased $64 million or 8.3% to $839 million when compared to the same period in 2002. The yield on average loans outstanding for the period declined 96 basis points to 5.87% when compared to the same period in 2002 as a result of declines in market rates of interest, resulting in the repayment and payoff of higher-yielding loans and the origination of relatively lower-yielding loans.

     The average balance of interest bearing liabilities declined $19 million or 2.1% to $843 million during the third quarter of 2003 and the rate on this average balance declined 79 basis points to 2.67% when compared to the same period in 2002. The 79 basis point decline in the cost of interest bearing liabilities was less than the 90 basis point decline in the yield on interest earning assets, resulting in a 22 basis point decline in the net interest margin to 3.32%. The net interest margin for the third quarter of 2003 was negatively impacted due to significantly greater average balances in investment securities with a yield of 4.57% in the third quarter of 2003, which was 136 basis points lower than the yield on investment securities in the comparable period of 2002.

     Net interest income for the first nine months of 2003 was $24.5 million compared to $22.3 million for the same period in 2002, an increase of $2.1 million or 9.4%. The average balance of interest earning assets increased $118 million or 13.6% to $982 million for the nine months ended September 30, 2003, when compared to the same period in 2002. The yield on interest earning assets for the first nine months of 2003 was 5.85%, a decline of 85 basis points when compared to the yield on interest earning assets for the same period in 2002. The average balance of loans outstanding for the first nine months of 2003 increased $81 million or 10.8% to $829 million when compared to the same period in 2002. The yield on average loans outstanding for the period declined 78 basis points to 6.12% when compared to the same period in 2002 as a result of continuing declines in market rates of interest.

     The average balance of interest bearing liabilities increased $26 million or 3.1% to $847 million during the first nine months of 2003 and the rate on this average balance declined 88 basis points to 2.90% when compared to the same period in 2002. The 88 basis point decline in the cost of interest bearing liabilities was comparable to the 85 basis point decline in the yield on interest earning assets, but there was a 14 basis point decline in the net interest margin to 3.34%. The net interest margin for the first half of 2003 was negatively impacted due to relatively large balances in lower-yielding investment securities and overnight investment accounts as the proceeds from the sale of the credit card line of business in December 2002 were redeployed during the first quarter of 2003 into higher-yielding loans and utilized in part to reduce the cost of funds through the nonrenewal of maturing higher costing time deposits. The average balance of investment securities during the first nine months of 2003 increased $35 million to $133 million or 35.8% when compared to the same period in 2002, while the yield decreased 117 basis points to 4.89%.

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

     Management believes the allowance for loan losses is adequate to provide for probable loan losses. The provision for loan losses for the third quarter and the first nine months of 2003 was $2.0 million and $3.8 million, respectively, compared to $1.6 million and $3.8 million, respectively, for the same periods in 2002. The ratio of net charge-offs to average loans on an annualized basis for the nine months ended September 30, 2003, increased to      .56% compared to .37% for the same period in 2002. Net charge-offs for the third quarter and the first nine months of 2003 were $1.8 million and $3.2 million, respectively, compared to $794,000 and $1.9 million, respectively, for the same periods in 2002. The increase in the ratio of net charge-offs to average loans was primarily attributable to the charging off of $1.2 million in certain commercial loans during the third quarter of 2003 due to deterioration in performance. The allowance for loan losses as a percentage of loans at September 30, 2003, was 1.27% compared to 1.25% at December 31, 2002, and 1.00% at September 30, 2002. This increase in the allowance for loan losses related primarily to certain commercial and construction loans adversely impacted by the economic slowdown and increasing consumer loan charge-offs.

     The following schedule summarizes changes in the allowance for loan losses for the periods indicated (dollars in thousands):

	Nine Months Ended
	September 30,		Year Ended
			December 31,
	2003	2002	2002

Balance at beginning of period	$9,404	$5,405	$5,405
Charge-offs:
Commercial, financial and agricultural	1,284	234	340
Real estate-construction	—	2	2
Real estate-mortgage	31	36	63
Consumer installment	2,324	2,062	2,781

Total charge-offs	3,639	2,334	3,186

Recoveries:
Commercial, financial and agricultural	43	—	4
Real estate-construction	—	—	—
Real estate-mortgage	3	3	3
Consumer installment	379	397	511

Total recoveries	425	400	518

Net charge-offs	3,214	1,934	2,668
Provision for loan losses	3,750	3,824	6,667

Balance at end of period	$9,940	$7,295	$9,404

Ratio of net charge-offs to average loans	0.56%	0.37%	0.38%
Allowance for loan losses as a percentage of loans at end of period	1.27%	1.00%	1.25%

     The Bank identified a procedural problem in the processing of unamortized loan origination costs on certain charged-off consumer loans, resulting in a minor understatement of charge-offs over a period of years. The related amounts were insignificant to the Bank’s net charge-offs and earnings in each prior year. The financial statements and certain schedules reflect the restatement of certain previously reported results and the current year impact is reflected in the third quarter of 2003.

     Shareholders’ equity as of January 1, 2001, was reduced by $393,076 to $57.6 million to reflect the cumulative after-tax impact of the restatement for years through December 31, 2000. Reported net charge-offs for the years ended December 31, 2001 and 2002, were increased by $126,799 and $134,214, respectively, thereby reducing the respective year-end allowance for loan losses. There was no restatement of earnings for the years ended December 31, 2001 and 2002, as the allowance for loan losses for those years was more than sufficient to absorb the slightly higher charge-offs. Third quarter 2003 loan charge-offs included the corrections totaling approximately $75,000 for the previous two quarters of 2003. These corrections are reflected in the Balance Sheets for September 30, 2003, and December 31, 2002, and for all schedules which include data related to consumer loan balances, charge-offs, the allowance for loan losses and equity and capital. (See Note E in Notes to Consolidated Financial Statements.)

Noninterest Income

     Noninterest income for the third quarter and the first nine months of 2003 was $3.3 million and $10.8 million, respectively, compared to $3.9 million and $15.7 million, respectively, for the same periods in 2002, decreases of $600,000 and $4.9 million or 15.4% and 31.3%. Noninterest income for the first nine months of 2002 was significantly enhanced by $1.8 million in revenue from merchant processing activities for the period and the $3.5 million net pre-tax gain on the sale of Fidelity’s merchant processing business in 2002. The significant increase in mortgage banking revenue due to increased mortgage originations and sales were offset in part by declines in revenues from brokerage and indirect lending activities during the third quarter and first nine months of 2003 when compared to the same periods of 2002.

     Income from mortgage banking activities for the third quarter and the first nine months of 2003 increased $45,000 and $898,000 or 6.8% and 54.0%, respectively, to $718,000 and $2.6 million, respectively, compared to the same periods in 2002 due to increased sales of residential mortgage loans originated for sale as a result of the increase in home sales and refinancings, generated in part because of historically low interest rates. Over $47 million and $141 million of sales volume was recorded in the third quarter and first nine months of 2003, respectively, compared to $34 million and $81 million, respectively, in sales volume for the same periods of 2002.

     Income from brokerage activities for the third quarter and the first nine months of 2003 declined $100,000 and $290,000, respectively, to $84,000 and $295,000, respectively, when compared to the same periods in 2002. The declines were primarily a result of declines in retail volume and in the number of brokers on staff.

     Income from indirect lending activities for the third quarter and the first nine months of 2003 decreased $96,000 and $398,000 to $684,000 and $1.8 million, respectively, compared to the same periods of 2002. A significant decrease in servicing fees and ancillary income from loans serviced for others was due in part to lower sales volumes and rapid prepayments, resulting in declines in balances serviced. Indirect automobile loans serviced for others totaled $163 million and $209 million at September 30, 2003 and 2002, respectively. There was a sale of $26 million of indirect automobile loans in the third quarter of 2003 generating a gain of $183,000 compared to a sale in the third quarter of 2002 generating a gain of $145,000. Gains on sales of indirect automobile loans in the first nine months of 2003 totaled $270,000 compared to gains of $206,000 in the same period of 2002.

     There were no gains or losses from securities transactions during the third quarter of 2003 while gains on sales totaled $205,000 for the same quarter of 2002. Gains on sales of securities increased $31,000 or 10.3% to $331,000 in the first nine months of 2003 compared to the same period last year due to increased profits on sales of appreciated available-for-sale investment securities.

Noninterest Expense

     Noninterest expense was $8.8 million and $27.5 million for the third quarter and the nine month periods ended September 30, 2003, respectively, compared to $10.4 million and $29.3 million, respectively, for the same periods in 2002. Declines in 2003 expenses primarily related to furniture and equipment, professional and other services, merchant processing and other operating expenses were partially offset by increases in salaries and employee benefits and net occupancy expenses.

     The decrease in noninterest expense in the third quarter of 2003 compared to the same quarter of 2002 was primarily due to a regulatory requirement in the third quarter of 2002 to charge off $781,000 related to an asset acquired as additional collateral from a problem loan relationship workout, a reduction in expenses related to other real estate owned and reduced legal expenses, offset in part by increased insurance costs.

     The decrease in noninterest expense in the first nine months of 2003 compared to the first nine months of 2002 was primarily due to the charge-off of collateral and greater other real estate owned expenses during the third quarter of 2002 as discussed previously, reduced legal fees, the receipt of insurance proceeds on claims related to legal fees and the elimination of expenses related to merchant processing activities, offset in part by increased salaries and employee benefits expenses and increased insurance costs.

     Salaries and employee benefits expenses increased .8% and 4.5% or $37,000 and $601,000 to $4.6 million and $14.0 million in the third quarter and the first nine months of 2003, respectively, compared to the same periods in 2002. The increases were attributable to increases in commission income related to mortgage banking activities, merit and promotional increases and rising benefit costs. Full time equivalent employees totaled 342 at September 30, 2003, compared to 386 at September 30, 2002, which total in 2002 included 40 full time equivalent employees assigned to the credit card line of business. Expenses related to the credit card line of business are included in the determination of income from discontinued operations

     Furniture and equipment expenses decreased $92,000 and $331,000 or 12.4% and 14.1% to $654,000 and $2.0 million in the third quarter and the first nine months of 2003, respectively, compared to the same periods in 2002, primarily due to the accelerated depreciation and amortization of certain hardware and software in the first nine months of 2002, which hardware and software was replaced during 2002.

     Occupancy expenses increased $68,000 and $283,000 or 7.8% and 11.0% to $932,000 and $2.9 million in the third quarter and the first nine months of 2003, respectively, compared to the same periods in 2002 due primarily to a decline in sub-lease income, which is applied as a credit to occupancy expense, and the relocation of several branch offices into new facilities.

     Merchant processing expense totaled $107,000 and $1.2 million for the quarter and year-to-date ended September 30, 2002, respectively. No similar expenses were incurred in 2003 as the result of the sale of this business in 2002.

     Professional and other services declined $508,000 and $747,000 or 48.2% and 23.9% to $546,000 and $2.4 million for the third quarter and the first nine months of 2003, respectively, compared to the same periods in 2002. The declines were primarily due to decreased legal expenses and the recovery of legal and other expenses from insurance claims related to brokerage and trust activities, offset in part by increased consulting expenses.

     Other operating expenses decreased $913,000 and $492,000 or 34.3% and 8.8% to $1.7 million and $5.1 million in the third quarter and the first nine months of 2003, respectively, when compared to the same periods in 2002. The decreases were primarily due to a regulatory requirement in the third quarter of 2002 to charge off $781,000 related to an asset acquired as additional collateral from a problem loan relationship workout and certain other expenses related to other real estate owned and repossessions incurred in 2002. The decreases were offset in part by increases in insurance expenses.

Provision for Income Taxes

     The provision for income taxes from continuing operations for the third quarter and first nine months of 2003 was $105,000 and $1.1 million, respectively, compared to $25,000 and $1.6 million for the same periods in 2002. These changes were primarily due to changes in taxable income. The effective tax rate for the first nine months of 2003 was 27.2% compared to 33.0% for the same period in 2002.

Income from Discontinued Operations

     Credit card servicing activities were transferred to the purchaser on May 15, 2003, and substantially all credit card activities were completed by June 30, 2003. The after tax income from discontinued operations relating to the sale of the credit card line of business in December 2002, was $78,000 for the nine months ended September 30, 2003, compared to income after taxes of $383,000 and $1.2 million, respectively, for the third quarter and the nine months ended September 30, 2002. Net interest income after the provision for loan losses was $1.1 million and $4.0 million, respectively, on credit card activities for the third quarter and for the nine months ended September 30, 2002, while there was no income from this source in 2003. Revenues from credit card activities, primarily related to interim servicing fees from the purchaser, during the nine months ended September 30, 2003, totaled $1.5 million compared to $372,000 and $1.1 million, respectively, from interchange and other revenues and fees generated for the third quarter and the nine months ended September 30, 2002. Noninterest expenses for credit card activities totaled $1.3 million for the first nine months of 2003 compared to $925,000 and $3.2 million, respectively, for the third quarter and the nine month period ended September 30, 2002.

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

ITEM 4 – CONTROLS AND PROCEDURES

     As of September 30, 2003, the management of Fidelity carried out an evaluation, under the supervision and with the participation of its chief executive officer and its chief financial officer, of the effectiveness of the disclosure controls and procedures as defined in Exchange Act Rule 13(a) – 15(e). Based on this evaluation, the chief executive officer and the chief financial officer have concluded that Fidelity’s current disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurances that any design will succeed in achieving its stated goals under all potential conditions, regardless of how remote.

PART II - OTHER INFORMATION

                         ITEM 1. LEGAL PROCEEDINGS

     The SEC is anticipated to file an administrative proceeding against Fidelity’s former brokerage subsidiary charging it with the failure to supervise a registered representative of a client’s accounts with the objective of preventing the registered representative from aiding and abetting the client in violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such action by the SEC is anticipated to result in a fine in the amount of $125,000 and other sanctions. A reserve was established for such possible fine as of March 31, 2003. On April 15, 2003, the Bank began providing investment services to its customers through an affiliation with an independent broker-dealer. At that time, Fidelity’s brokerage subsidiary terminated its business as a registered broker-dealer.

     Although the outcome of all claims and lawsuits outstanding on September 30, 2003 cannot be ascertained at this time, it is the opinion of the management that these matters, when resolved, will not have a material adverse effect on Fidelity’s results of operations or financial condition.

                         ITEM 5. OTHER INFORMATION

     Upon the close of business on May 9, 2003, the Bank was converted to a Georgia chartered commercial bank. (See Note B – “Shareholders’ Equity” and Note C – “Regulatory Agreements”.) Fidelity continues to be subject to the regulations of and supervision by the Federal Reserve Board. Pursuant to the approval of the Georgia Banking Department, the Bank, within 90 days of the conversion, submitted for approval a: (1) loan policy; (b) investment policy; (c) internal audit program; (d) microcomputer policy; (e) conflict of interest policy on directors, officers and employees; (e) retirement policy for directors; (f) proposed by-laws; and, (g) three-year business plan. The conversion to a Georgia chartered commercial bank resulted in the improvement of the Bank’s FDIC rating, thereby reducing FDIC fees.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits Required by Item 601 of Regulation S-K Additional Exhibits

                    31.3  Certification of James B. Miller, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                    31.4  Certification of M. Howard Griffith, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                    32.3  Accompanying this Report on Form 10-Q is furnished the written statement of James B. Miller, Jr., Chief Executive Officer of Fidelity Southern Corporation required by Section 906 of the Sarbanes-Oxley Act of 2002.

                    32.4  Accompanying this Report on Form 10-Q is furnished the written statement of M. Howard Griffith, Jr., Chief Financial Officer of Fidelity Southern Corporation required by Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

     On August 4, 2003, Fidelity filed a report on Form 8-K dated July 28, 2003, under Item 5. Other Events and Required FD Disclosure that, on July 28, 2003, Fidelity redeemed its 8.50% Subordinated Notes due January 31, 2006, in the principal amount of $15 million. Fidelity wrote off the remaining unamortized acquisition cost on the 8.50% Subordinated Notes as a result of the early retirement.

     On October 20, 2003, Fidelity filed a Report on Form 8-K dated October 20, 2003, reporting under Item 7, Financial Statements, Proforma Financial Information and Exhibits, Fidelity’s press release issued on October 17, 2003, reporting 2003 third quarter results, which included Fidelity’s consolidated statements of income for the third quarter and year-to-date ended September 30, 2003 and 2002; its consolidated balance sheets as of September 30, 2003 and 2002 and December 31, 2002; an analysis of the allowance for loan losses from continuing operations for the year-to-date ended September 30, 2003 and 2002 and December 31, 2002; an analysis of nonperforming assets from continuing operations as of September 30, 2003 and 2002 and December 31, 2002; and, average balances, interest and yields for the third quarter and year-to-date ended September 30, 2003 and 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY SOUTHERN CORPORATION

(Registrant)

Date: November 13, 2003	BY:	/s/ James B. Miller, Jr.

James B. Miller, Jr.
Chief Executive Officer

Date: November 13, 2003	BY:	/s/ M. Howard Griffith, Jr.

M. Howard Griffith, Jr.
Chief Financial Officer