Form 10-K
period 2003-12-31
FIDELITY SOUTHERN CORP
filed 2004-03-23
CIK 822662

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number 0-22374

Fidelity Southern Corporation

(Exact name of registrant as specified in its charter)

Georgia	58-14166811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3490 Piedmont Road, Suite 1550, Atlanta, Georgia (Address of principal executive offices)	30305 (Zip Code)

Registrant’s telephone number, including area code:

(404) 240-1504

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, without stated par value

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.     ☑

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

      The aggregate market value of the voting common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the Registrant) as of June 30, 2003 (based on the average bid and ask price of the Common Stock as quoted on the Nasdaq National Market System on such date) was $67,120,275.

      At March 5, 2004, there were 8,877,847 shares of Common Stock outstanding, without stated par value.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2003 are incorporated by reference into Parts I and II. Portions of the Registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III.

DESCRIPTION OF BUSINESS
FIDELITY SOUTHERN CORPORATION SELECTED FINANCIAL DATA
CONSOLIDATED FINANCIAL REVIEW
REPORT OF INDEPENDENT AUDITORS
SIGNATURES
EX-3.(f) ARTICLES OF INCORPORATION
EX-10.(f) MILLER EMPLOYMENT AGREEMENT
EX-10.(g) EXECUTIVE CONTINUITY AGREEMENT
EX-13 Annual Report
EX-14 CODE OF ETHICS
EX-21 SUBSIDIARIES
EX-23 Consent of Ernst & Young
EX-24 Powers of Attorney
EX-31.(a) 302 Certification of CEO
EX-31.(b) 302 Certification of CFO
EX-32.(a) 906 Certification of CEO
EX-32.(b) 906 Certification of CFO

CROSS REFERENCE INDEX

		Pages

PART I
Item 1
	Business	1, 15
	Forward-Looking Statements	1
	Risk Factors	9
Item 2	Properties	12
Item 3	Legal Proceedings	10, 12
Item 4	Submission of Matters to a Vote of Shareholders	—
	Not Applicable
PART II
Item 5	Market for Fidelity’s Common Equity, Related Shareholder Matters and Fidelity Purchases of Equity Securities
	Market Information and Holders (incorporated by reference are the Sections entitled “Common Stock” and “Market Prices — Common Stock” on page 14 of the Annual Report)	—
	Cash Dividends	46
	Equity Compensation Plan Information	13
	Recent Sales of Unregistered Securities	13
	Dividend Restrictions (Notes 2 and 13 to the Consolidated Financial Statements)
Item 6	Selected Financial Data	14
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	10, 12, 30
Item 8	Financial Statements and Supplementary Data	50
	Consolidated Balance Sheets at December 31, 2003 and 2002	50
	Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2003	51
	Consolidated Statements of Changes in Shareholders’ Equity for each of the years in the three-year period ended December 31, 2003	52
	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2003	53
	Notes to Consolidated Financial Statements	54
	Report of Independent Public Accountants	49
	Quarterly Financial Summary for 2003 and 2002	47, 48
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	—
	Not applicable
Item 9A	Controls and Procedures	84
PART III
Item 10	Directors and Executive Officers of the Registrant	**
Item 11	Executive Compensation	**

i

Pages

Item 12	Security Ownership of Certain Beneficial Owners and Management	**
Item 13	Certain Relationships and Related Transactions	**
Item 14	Principal Accountant Fees and Services	**
PART IV
Item 15	Exhibits, Financial Statement Schedules and Reports on Form 8-K	N/A
(a) (1)	Financial Statements (See Item 8 for reference)	N/A
(2)	Financial Statement Schedules — All schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and the Notes thereto in Item 8 above	N/A
(3)	Exhibits — The exhibits filed herewith or incorporated by reference to exhibits previously filed with the SEC are set forth in Item 15(c). Fidelity shall furnish copies for a reasonable fee to cover the cost of furnishing the copies upon request.	N/A
(b)	Reports on Form 8-K
(1)	Report on Form 8-K, date of Report — December 29, 2003, reporting under Item 5, the resignation of Larry Peterson as the Vice President and Director of Fidelity and as the President and Chief Executive Officer of the Bank.
(2)	Report on Form 8-K, date of report — October 17, 2003 reporting under Items 7 and 9 the 2003 3rd quarter financial results.
(c)	Exhibits
The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K.

Exhibit
No.	Name of Exhibit

3(a) and
4(a)	Articles of Incorporation of Fidelity, as amended (included as Exhibit 3(a) and 4(a) to Fidelity’s Registration Statement on Form 10, Commission File No. 0-22374, filed with the Commission and incorporated herein by reference).
3(b)	Articles of Amendment to the Articles of Incorporation of Fidelity Southern Corporation (included as Exhibit 3(c) to the Report filed on Form 8-K dated August 4, 1995, filed with the Commission and incorporated herein by reference).
3(c)	Articles of Amendment to the Articles of Incorporation of Fidelity increasing the number of authorized shares of capital stock (included as Exhibit 3(d) to the Report on Form 10-K for 1996 which is incorporated by reference).
3(d)	Articles of Amendment to the Articles of Incorporation of Fidelity authorizing the issuance of preferred stock (included as Exhibit 3(e) to the Report on Form 10-K for 1996 which is incorporated by reference).
3(e)	Amendment to Articles of Incorporation of Fidelity setting forth the terms of the Preferred Stock (included herein by reference to Exhibit 3(a) to Fidelity’s report on Form 8-K dated June 23, 1997).
3(f)	Articles of Amendment to the Articles of Incorporation of Fidelity changing the name of the corporation to Fidelity Southern Corporation.
3(g)	By-Laws are incorporated by reference to Exhibit 3(b) and 4(b) to the Registration Statement on Form 10, Commission file 0-22374, filed with the Commission and incorporated herein by reference.
10(a)	Fidelity Southern Corporation Defined Contribution Master Plan and Trust Agreement and related Adoption Agreement, as amended (included as Exhibit 10(a) to Fidelity’s Registration Statement on Form 10, Commission File No. 0-22376, filed with the Commission and incorporated herein by reference).

Exhibit
No.	Name of Exhibit

10(b)	Lease Agreement dated February 6, 1989, by and between DELOS and Fidelity Southern Corporation and amendments thereto (included as Exhibit 10(e) to Fidelity’s Registration Statement on Form 10, Commission File No. 0-22376, filed with the Commission and incorporated herein by reference).
10(c)	Lease Agreement dated September 7, 1995, by and between Toco Hill, Inc. and Fidelity Southern Bank (included as Exhibit 10(f) to Fidelity’s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).
10(d)*	The Stock Option Plan (incorporated by reference to Exhibit A of the Proxy Statement of Fidelity dated April 21, 1997, for the 1997 Annual Meeting of Shareholders).
10(e)*	Stock Option Agreement between James B. Miller, Jr. and Fidelity (included as Exhibit 10(D) to Registration Statement on Form S-2, No. 333-36377, which is incorporated herein by reference).
10(f)*	Employment Agreement among Fidelity, the Bank and James B. Miller, Jr., dated as of December 18, 2003.
10(g)*	Executive Continuity Agreement among Fidelity, the Bank and M. Howard Griffith, Jr. dated December 31, 2003.
13	Annual Report to Shareholders (excluding the Annual Report on Form 10-K for 2003)
14	Code of Ethics
21	Subsidiaries of Fidelity Southern Corporation
23	Consent of Ernst & Young LLP
24	Powers of Attorney
31(a)	Rule 13a-14a/15d-14(a) Certification of Mr. Miller
31(b)	Rule 13a-14a/15d-14(a) Certification of Mr. Griffith
32(a)	Section 1350 Certifications of Mr. Miller
32(b)	Section 1350 Certifications of Mr. Griffith

*	Items marked with an asterisk relate to management contracts or compensatory plans or arrangements.

** The information required by Item 10 is incorporated herein by reference to the information that appears under the headings “Information About Nominees for Director”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Compensation of Directors”, “Meetings and Committees of the Board of Directors — Audit Committee” and “Executive Officers and Compensation”, in the registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders. The Code of Ethics for the Chief Executive Officer, the Chief Financial Officer and the Controller of the Registrant is included as Exhibit 14 to this Report on Form 10-K.

The information required by Item 11 is incorporated herein by reference to the information that appears under the headings “Executive Officers and Compensation”, “Compensation of Directors” and “Compensation Committee Interlocks and Insider Participation” in the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

The information required by Item 12 is incorporated herein by reference to the information that appears under the heading “Voting Securities and Principal Holders” in the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

The information required by Item 13 is incorporated herein by reference to the information that appears under the heading “Compensation Committee Interlocks and Insider Participation” in the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

The information required by Item 14 is incorporated by reference to the information that appears under the heading “Fees Incurred By Fidelity For Ernst & Young” in the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

(d) Financial Statement Schedules. See Item 15 (a) (2) above.

DESCRIPTION OF BUSINESS

General

      Fidelity Southern Corporation (“Fidelity” or “Company”) is a registered bank holding company. Fidelity is headquartered in Atlanta, Georgia. At December 31, 2003, all of Fidelity’s principal activities were conducted by its wholly owned subsidiary, Fidelity Bank (the “Bank”). The Bank was first organized as a national banking corporation in 1973. Fidelity, as used herein, includes Fidelity Southern Corporation and its subsidiary Fidelity Bank, unless the context otherwise requires.

      At December 31, 2003, Fidelity had total assets of $1,092 million, total loans of $833 million, total deposits of $888 million and shareholders’ equity of $71 million.

Recent Developments

      On May 9, 2003, Fidelity changed its name from Fidelity National Corporation to Fidelity Southern Corporation. On that same day the Bank converted to a Georgia chartered bank and changed its name from Fidelity National Bank to Fidelity Bank.

Forward-Looking Statements

      This report on Form 10-K may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that reflect Fidelity’s current expectations relating to present or future trends or factors generally affecting the banking industry and specifically affecting Fidelity’s operations, markets and services. Without limiting the foregoing, the words “believes,” “expects,” “anticipates,” “estimates,” “projects” and “intends” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon assumptions Fidelity believes are reasonable and may relate to, among other things, the allowance for loan loss adequacy, changes in interest rates and litigation results. These forward looking statements are subject to risks and uncertainties. Actual results could differ materially from those projected for many reasons, including without limitation, changing events and trends that have influenced Fidelity’s assumptions. These trends and events include (i) changes in the interest rate environment which may reduce margins, (ii) non-achievement of expected growth, (iii) less favorable than anticipated changes in the national and local business environment and securities markets, (iv) adverse changes in the regulatory requirements affecting Fidelity, (v) greater competitive pressures among financial institutions in Fidelity’s market, (iv) changes in fiscal, monetary, regulatory and tax policies, (vii) changes in political, legislative and economic conditions, (viii) inflation and (ix) greater loan losses than historic levels. Investors are encouraged to read the related section in Fidelity Southern Corporation’s 2003 Annual Report to Shareholders and those discussed below under “Risk Factors”.

Market Area

      The Bank conducts banking activities primarily through 19 branches in Fulton, DeKalb, Cobb, Clayton and Gwinnett counties in Georgia. The Bank’s customers are primarily individuals and small and medium sized businesses located in Georgia. Indirect automobile lending (the purchase of consumer automobile installment sales contracts from automobile dealers), and residential construction and mortgage lending are conducted from its Jacksonville, Florida offices and two offices in Georgia.

Products and Services

      Fidelity’s primary products and services are (i) depository accounts, (ii) direct and indirect automobile and home equity lending, (iii) secured and unsecured installment loans, (iv) credit card loans through an agency relationship, (v) construction and residential real estate loans, (vi) commercial loans, including commercial loans secured by real estate, and (vii) international trading services. Fidelity branded credit cards and merchant services activities are offered under an agent bank relationships with BankOne and NOVA, respectively. The Bank provides investment services through an affiliation with an independent broker-dealer.

Deposits

      Fidelity offers a full range of depository accounts and services to both individuals and businesses. As of December 31, 2003, the deposit base totaled approximately $888 million, consisting of (in millions):

Noninterest-bearing demand deposits	$112
Interest-bearing demand deposits and money market accounts	169
Savings deposits	131
Time deposits, including brokerage deposits (less than $100,000)	317
Time deposits ($100,000 or more)	159

Total	$888

Lending

      Fidelity’s primary lending activities include consumer loans (primarily indirect automobile loans), real estate loans and commercial loans to small and medium sized businesses. Secured construction loans to home builders are made in the Atlanta, Georgia and Jacksonville, Florida metropolitan areas. Residential mortgages are made in Atlanta, Georgia and Jacksonville, Florida. The loans are generally secured by first and second real estate mortgages. The Bank offers direct installment loans to consumers on both a secured and unsecured basis. Commercial lending consists of the extension of credit for business purposes.

      As of December 31, 2003, Fidelity had loan outstandings of (in millions):

Consumer Installment loans	$402
Real Estate — mortgage loans	230
Real Estate — construction loans	120
Commercial loans	81

Total	$833

Consumer Lending

      Fidelity consumer lending primarily consists of indirect automobile lending. Fidelity also makes direct consumer loans, including direct automobile loans, home equity and personal loans.

Indirect Automobile Lending

      Fidelity acquires, on a nonrecourse basis, consumer installment contracts secured by new and used vehicles purchased by consumers from franchised motor vehicle dealers located primarily in Georgia, Florida and North Carolina. As of December 31, 2003, the aggregate amount of consumer indirect automobile loans outstanding was $444 million. In addition, a portion of the indirect automobile loans originated by Fidelity are sold and are being serviced by Fidelity for others.

      Fidelity notifies the automobile dealer as to the terms (including interest rate and length of contract) on which the loan made to the dealer’s customer will be acceptable for purchase by Fidelity. Each potential sales finance contract is reviewed for creditworthiness, terms, rate and collateral value before being purchased by Fidelity. Since the sales finance contracts are purchased on a nonrecourse basis, no credit is being extended to the dealers and the dealers have no liability for the sales finance contracts purchased from them, except to the extent of the dealer reserve discussed below and representations and warranties in the dealer’s agreement. Once the loan has been documented, the dealer sells the contract to Fidelity.

      The interest rate quoted by a dealer on a sales finance contract may exceed the interest charged by Fidelity on the particular contract. That interest differential or flat fee, depending on the dealer contracts, is amortized in a prepaid asset account. Usually 75% to 100% of the interest differential or flat fee is immediately paid to the dealer as compensation for originating and documenting the loan. Any unpaid portion is retained, net of amortization, in dealer reserve accounts.

Residential Mortgage Banking

      Fidelity is engaged in the residential mortgage banking business, focusing on one-to-four family properties. Fidelity offers Federal Housing Authority (“FHA”), Veterans Administration (“VA”), conventional and non-conforming loans (those with balances over $333,700). In addition, loans are purchased from independent mortgage companies located in the Southeast. Fidelity operates its residential mortgage banking business from four locations in the Atlanta metropolitan area and also has a loan origination office in Jacksonville, Florida. Fidelity Bank is an approved originator and servicer for Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) and is an approved originator for loans insured by Housing and Urban Development (“HUD”).

      Mortgage loans held-for-sale fluctuate due to economic conditions, interest rates, the level of real estate activity and seasonal factors. During 2003, Fidelity originated approximately $4.9 million in loans to be held in Fidelity’s portfolio. Fidelity sells mortgages, service released, to investors. The Bank does not service mortgage loans for third parties.

International Trade Services

      Fidelity provides services to individuals and business clients in meeting their international business requirements. Letters of credit, foreign currency drafts, foreign and documentary collections, export finance and international wire transfers represent some of the services provided.

Significant Operating Policies

Lending Policy

      Lending authority is delegated by the Board of Directors of the Bank to loan officers, each of whom is limited as to the amount of secured and unsecured loans that the loan officer can make to a single borrower or related group of borrowers. All lending relationships with total exposure exceeding $250,000 must be reviewed by the Officers’ Credit Committee. The renewal of residential construction loan relationships exceeding $10,000,000 must be approved by the Loan and Discount Committee of the Board of Directors of the Bank. All commercial loan relationships and all new residential construction loan relationships exceeding the combined approval authority of the Bank’s senior executive management must be approved by the Officers’ Credit Committee up to and including $5,000,000.

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

      The Bank originates short-term residential construction loans for housing and a limited number of residential acquisition and development loans in the Atlanta and Jacksonville metropolitan areas. Residential construction loans are made through the use of officer guidance lines, which are approved, when appropriate, by the Bank’s Loan and Discount Committee. The specific maximum loan commitment and number of unsold houses allowed are clearly identified for each of the approximately 67 builders’ officer guidance lines. Each loan is individually reviewed and approved by the loan officer and is subject to an appraisal and a maximum 80% loan-to-value ratio.

      These guidelines are approved for established builders with track records and adequate financial strength to support the credit being requested. Loans may be for speculative starts or for pre-sold residential property to specific purchasers. As of December 31, 2003, approximately $145 million was outstanding on residential construction loans, of which approximately $57 million was for acquisition and development loans. Acquisition and development loans, including lot acquisition loans, generally have 24 month or shorter maturities and are for the purpose of developing or acquiring lots for a builder’s own building program usage or are generally pre-sold to an established builder or builders.

      Inter-agency guidelines adopted by Federal banking regulators require that financial institutions establish real estate lending policies. The guidelines also establish certain maximum allowable real estate loan-to-value standards. The Bank has adopted standards which are in compliance with Federal and state regulatory requirements.

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

Loan Review and Nonperforming Assets

      The Bank’s Credit Review Department reviews the Bank’s loan portfolio to identify potential deficiencies and appropriate corrective actions. The Credit Administration Department reviews more than 30% of the commercial and construction loan portfolios and reviews 10% of the consumer portfolio annually. The results of the reviews are presented to the Bank’s Loan and Discount Committee on a monthly basis. Loan reviews are performed on credits that are selected according to their risks. Past due loans are reviewed weekly by each lending officer and by the Credit Administration Department. A summary report is reviewed monthly by the Bank’s Board of Directors. The Bank’s Loan and Discount Committee is comprised of members of the Board of Directors of the Bank. This Committee also annually reviews all loans over $1.0 million.

      A provision for loan losses and a corresponding increase in the allowance for loan losses are recorded monthly, taking into consideration historical charge-off experience, delinquency, current economic conditions, results of credit reviews and management’s estimate of losses inherent in the loan portfolio.

Asset/ Liability Management

      Fidelity’s Asset/ Liability Committee (the “Committee”) is comprised of officers of Fidelity who are charged with managing Fidelity’s assets and liabilities. The Committee attempts to manage asset growth, liquidity and capital in order to maximize income and reduce interest rate risk. The Committee directs Fidelity’s overall acquisition and allocation of funds. At its meetings, the Committee reviews and discusses the asset and liability funds projections in relation to the actual flow of funds. The Committee reviews and sets rates on deposits, loans and fees. The Committee also reviews and discusses peer group comparisons, the ratio of the amount of rate-sensitive assets to the amount of rate-sensitive liabilities and other variables, such as expected loan demand, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary policy adjustments and the overall state of the economy.

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

General

      Fidelity is a registered bank holding company subject to regulation by the Federal Reserve Board (“Federal Reserve” or “FRB”) under the Bank Holding Company Act of 1956, as amended (“Holding Company Act”). Fidelity is required to file financial information with the Federal Reserve periodically and is subject to periodic examination by the Federal Reserve.

      Fidelity Bank became a state chartered commercial bank on May 9, 2003, under the laws of Georgia. Fidelity Bank is subject to regulations by the Georgia Department of Banking and Finance (“GDBF”) and the Federal Deposit Insurance Corporation (“FDIC”), the Bank’s primary Federal regulator. Pursuant to the approval of the GDBF, the Bank agreed, among other things, to maintain a leverage capital ratio of not less than 7.00% for the twenty-four month period following the conversion. The Bank’s leverage capital ratio as of December 31, 2003, was 8.90%.

Holding Company Regulations

      The Holding Company Act requires every bank holding company to obtain prior approval from the Federal Reserve (i) before it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not control; (ii) before it or any of its subsidiaries, other than a bank, acquire all or substantially all of the assets of a bank; and (iii) before it merges or consolidates with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in non-banking activities or acquiring direct or indirect control of voting shares of any company engaged in such activities. This prohibition does not apply to activities found by the Federal Reserve, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation or order to be closely related to banking are: making or servicing loans and certain types of leases; performing certain data processing services; acting as fiduciary or investment or financial advisor; providing discount brokerage services and making investments in corporations or projects designed primarily to promote community welfare.

      Fidelity is an “affiliate” of Fidelity Bank under the Federal Reserve Act, which imposes certain restrictions on (i) loans by the Bank to Fidelity, (ii) investments in the stock or securities of Fidelity by the Bank, (iii) the Bank’s accepting the stock or securities of Fidelity from a borrower as collateral for loans and (iv) the purchase of assets from Fidelity by the Bank. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any grant of credit, lease or sale of property or furnishing of services.

Bank Regulations

      The Bank is a state bank chartered under the Financial Institutions Code of Georgia. The Bank and its wholly owned subsidiaries are subject to the supervision of, and are regularly examined by, the GDBF. The GDBF regulates and monitors all areas of the Bank’s operations and activities, including reserves, loans, mergers, issuances of securities, payments of dividends, interest rates, mortgage servicing, accounting and the establishment of branches. Interest and certain other charges collected or contracted for by the Bank are also subject to state usury laws or certain Federal laws concerning interest rates.

      The deposits of the Bank are insured by the FDIC subject to the limits provided by applicable law. The major functions of the FDIC with respect to insured banks include paying depositors to the extent provided by law if an insured bank is closed without adequate provision having been made to pay claims of depositors, acting as a receiver of state banks placed in receivership when appointed receiver by state authorities and preventing the development or continuance of unsound and unsafe banking practices. The FDIC also has the authority to recommend to the appropriate Federal agency supervising an insured bank that the agency take informal action against such institution and to act to implement the enforcement action itself if the agency fails to follow the FDIC’s recommendation. The FDIC also has the authority to examine all insured banks. Also the FDIC is empowered to place into receivership or require the sale of a bank to another institution when the bank’s capital leverage ratio is 2% or less and take other actions with respect to banks which do not meet the applicable capital ratio.

      The Federal Deposit Insurance Corporation Improvement Act of 1991 (“1991 Act”) permits the Bank Insurance Fund (“BIF”) to borrow up to $30 billion from the U.S. Treasury (to be repaid through deposit insurance premiums over 15 years) and to permit the BIF to borrow working capital from the Federal Financing Bank in an amount up to 90% of the value of the assets the FDIC has acquired from failed banks. Pursuant to the 1991 Act, the FDIC has implemented a risk-based assessment system whereby banks are assessed on a sliding scale, depending on their placement in nine separate supervisory categories. Effective June 1, 1996, the BIF reached a reserve ratio of 1.30% of total estimated deposits and the FDIC lowered the assessment rate schedule for BIF members to no assessment for the healthiest banks to $.27 per $100 of deposits for less healthy institutions. Because of the Bank’s rating, the Bank’s assessment was $.03 per $100 of deposits for 2003.

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

Capital Requirements

      Information regarding Fidelity’s capital requirements are contained in Notes 2 and 13 of the notes to Consolidated Financial Statements under the headings “Regulatory Agreements” and “Shareholders’ Equity” and in “General” above.

Interstate Banking

      The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”) has two major provisions regarding the merger, acquisition and operation of banks across state lines. First, it provides that adequately capitalized and managed bank holding companies will be permitted to acquire banks in any state. State laws prohibiting interstate banking or discriminating against out-of-state banks are preempted. States cannot enact laws opting out of this provision; however, states may adopt a minimum restriction requiring that target banks located within the state be in existence for a period of years, up to a maximum of five years, before such bank may be subject to the Interstate Banking Act. The Interstate Banking Act establishes deposit caps which prohibit acquisitions that would result in the acquirer controlling 30% or more of the deposits of insured banks and thrifts held in the state in which the acquisition or merger is occurring or in any state in which the target maintains a branch or 10% or more of the deposits nationwide. State-level deposit caps are not preempted as long as they do not discriminate against out-of-state acquirers. The Federal deposit caps apply only to initial entry acquisitions.

      The legislation also provides that, unless an individual state elects to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank would be permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws.

      The State of Georgia has enacted legislation in connection with the Interstate Banking Act which requires that a bank located within the state to be in existence for a period of five years before it may be acquired by an out-of-state institution. This state legislation also requires out-of-state institutions to purchase an existing bank or branch in the state rather than starting a de novo bank. Many states, including Georgia, have enacted legislation which permits banks with different home states to merge if the states involved have enacted legislation permitting interstate bank mergers prior to June 1, 1997. Under Georgia law, new or additional branch banks may be established anywhere in the state with the prior approval of the appropriate regulator.

      The Interstate Banking Act was amended for the purpose of ensuring that state banks are competitive with national banks under the new interstate banking laws. The amendment provides that state law of the host state applies to an out-of-state, state-chartered bank that branches in the host state to the same extent that it applies to a national bank operating a branch in the host state. The law also provides that bank branches operating in the host state and chartered in another state may exercise powers they have under their home-state charters if host state-chartered banks or national banks may exercise those powers.

The Gramm-Leach-Bliley Act

      The activities permissible to bank holding companies and their affiliates were substantially expanded by the Gramm-Leach-Bliley Act (“Gramm-Leach”). Among other things, Gramm-Leach establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. Generally, the law (i) repeals the historical restrictions and eliminates many Federal and state law barriers to affiliations among banks and securities firms, insurance companies and other financial service providers, (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadens the activities that may be conducted by subsidiaries of national banks and state banks, (iv) provides an enhanced framework for protecting the privacy of information gathered by financial institutions regarding their customers and consumers, (v) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank System, (vi) requires public disclosure of certain agreements relating to funds expended in connection with an institution’s compliance with the Community Reinvestment Act, and (vii) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions, including the functional regulation of bank securities and insurance activities.

      Bank holding companies are permitted to engage in a wider variety of financial activities than permitted under the prior law, particularly with respect to insurance and securities activities. In addition, in a change from the prior law, bank holding companies are in a position to be owned, controlled or acquired by any company engaged in financially related activities.

Activity Restrictions

      The Bank Holding Company Act generally limits a bank holding company’s activities to managing or controlling banks, furnishing services to or performing services for its subsidiaries and engaging in other activities that the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the FRB must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public that outweigh possible adverse effects. Possible benefits include greater convenience, increased competition and gains in efficiency. Possible adverse effects include undue concentration of resources, decreased or unfair competition, conflicts of interest and unsound banking practices.

      Gramm-Leach expanded the range of permitted activities of bank holding companies which elect to become a financial holding company. These permitted activities include the offering of any service that is financial in nature or incidental thereto, including banking, securities underwriting, insurance (both underwriting and agency), merchant banking, acquisitions of and combinations with insurance companies and securities firms and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

      Fidelity has elected not to qualify as or engage in any of the additional activities authorized for a financial holding company.

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

Competition

      The banking business is highly competitive. Fidelity’s primary market area, other than for residential mortgages and indirect automobile loans, consists of Fulton, DeKalb, Cobb, Clayton and Gwinnett counties, Georgia. The Bank competes for traditional bank business with numerous other commercial banks and thrift institutions with offices in Fidelity’s primary trade area and internet banks, many of which have greater financial resources than Fidelity. Fidelity also competes for loans with insurance companies, regulated small loan companies, credit unions and certain governmental agencies. Fidelity competes with independent brokerage and investment companies, as well as state and national banks and their affiliates and other financial companies. There can be no assurance that additional companies will not offer products and services that are competitive with those offered by Fidelity. The emergence of such competitors could have a material adverse effect on results of operations and financial condition of Fidelity.

      The indirect automobile financing and mortgage banking industries are also highly competitive. In the indirect automobile financing industry, Fidelity competes with specialty consumer finance companies, including automobile manufacturers’ captive finance companies, in addition to banks. The residential mortgage banking business of Fidelity competes with independent mortgage banking companies, state and national banks and their subsidiaries, as well as thrift institutions and insurance companies. There can be no assurance that additional companies will not offer products and services that are competitive with those offered by Fidelity. The emergence of such competitors could have a material adverse effect on the results of operations and financial condition of Fidelity.

Employees

      As of December 31, 2003, Fidelity had 332 full-time equivalent employees. Fidelity is not a party to any collective bargaining agreement. Fidelity believes that its employee relations are good.

Risk Factors

Credit Risk and Loan Concentration

      A major risk facing lenders is the risk of losing principal and interest as a result of a borrower’s failure to perform according to the terms of the loan agreement, i.e. “credit risk”. Real estate loans include residential mortgages and construction and commercial loans secured by real estate. Fidelity’s credit risk with respect to its real estate loans relates principally to the value of the underlying collateral. Fidelity’s credit risk with respect to its indirect automobile loans and commercial loans relates principally to the general creditworthiness of the borrowers, who primarily are individuals and small and medium-sized businesses in the metropolitan areas of Atlanta, Georgia and Jacksonville, Florida. While indirect automobile loans are secured, they are characterized by loan to value ratios that could result in Fidelity not recovering the full value of an outstanding loan upon default by the borrower. There can be no assurance that the allowance for loan losses will be adequate to cover future losses in the existing loan portfolios. Loan losses exceeding Fidelity’s historical rates could have a material adverse affect on the results of operations and financial condition of Fidelity.

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

      As of December 31, 2003, residential mortgage loans in the portfolio and held-for-sale by Fidelity were principally on real property located in the metropolitan areas of Atlanta, Georgia, and Jacksonville, Florida. Fidelity’s indirect automobile loans in the portfolio and held-for-sale have been obtained principally from automobile dealers located in the metropolitan areas of Jacksonville, Florida, and Atlanta, Georgia. Adverse national, regional and local economic conditions may adversely affect the results of operations and financial condition of Fidelity.

Litigation and Potential Litigation

      Fidelity is subject to claims of violations of laws and regulations in the conduct of its business. Although Fidelity has established procedures to implement compliance with such laws and regulations, there can be no assurances that, in all instances, the activities undertaken will be in full compliance thereof. Violations of such laws and regulations may result in monetary liability and restrictions on its activities which may adversely affect the results of operations and financial condition of Fidelity.

Dependence on Key Personnel

      Fidelity currently depends heavily on the services of its Chief Executive Officer, James B. Miller, Jr., and a number of other key management personnel. The loss of Mr. Miller’s services or of other key personnel could materially and adversely affect the results of operations and financial condition of Fidelity. Fidelity’s success will also depend in part on its ability to attract and retain additional qualified management personnel. Competition for such personnel is strong in the banking industry and Fidelity may not be successful in attracting or retaining the personnel it requires.

Governmental Regulation — Banking

      Fidelity and the Bank are subject to extensive supervision, regulation and control by several Federal and state governmental agencies, including the FRB, GBDF, FDIC, FNMA, FHLMC and GNMA. Future legislation, regulations and government policy could adversely affect Fidelity and the financial institution industry as a whole, including the cost of doing business. Although the impact of such legislation, regulation and policies cannot be predicted, future changes may alter the structure of and competitive relationships among financial institutions and the cost of doing business.

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

Composition of the Real Estate Loan Portfolio

      The real estate loan portfolio of Fidelity includes residential mortgages and construction and commercial loans secured by real estate. Fidelity generates all of its real estate mortgage loans in Georgia and Florida. Therefore, conditions of these real estate markets could strongly influence the level of Fidelity’s nonperforming mortgage loans and the results of operations and financial condition of Fidelity. Real estate values and the demand for mortgages and construction loans are affected by, among other things, changes in general or local economic conditions, changes in governmental rules or policies, the availability of loans to potential purchasers and acts of nature. Although Fidelity’s underwriting standards are intended to protect Fidelity against adverse general and local real estate trends, declines in real estate markets could adversely impact the demand for new real estate loans, the value of the collateral securing Fidelity’s loans and the results of operations and financial condition of Fidelity.

Monetary Policy

      The earnings of Fidelity Bank are affected by general economic conditions as well as by the monetary policies of the Federal Reserve Board. Such policies, which include regulating the national supply of bank reserves and bank credit, can have a major effect upon the sources and cost of funds and the rates of return earned on loans and investments. The Federal Reserve System exerts a substantial influence on interest rates and credit conditions, primarily through open market operations in U.S. Government securities, varying the discount rate on member bank borrowings and setting cash reserve requirements against deposits. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits, and rates received on loans and investment securities and paid on deposits. Fluctuations in the Federal Reserve Board’s monetary policies have had a significant impact on the operating results of Fidelity Bank and all financial institutions in the past and are expected to continue to do so in the future.

Relationships with Dealers

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

      In addition, certain outstanding claims and lawsuits against Fidelity National Capital Investors, Inc. (“FNCI”), a former registered broker-dealer, were settled during the first six months of 2003. The SEC is anticipated to file an administrative proceeding against FNCI charging it with the failure to supervise a FNCI registered representative of a client’s accounts with the objective of preventing the registered representative from aiding and abetting the client in violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such action by the SEC is anticipated to result in a fine in the amount of $125,000 and other sanctions. A reserve was established for such possible fine as of March 31, 2003. On April 15, 2003, the Bank began providing investment services to its customers through an affiliation with an independent broker-dealer. At that time, FNCI terminated its business as a registered broker-dealer.

      Although the ultimate outcome of all claims and lawsuits outstanding on December 31, 2003 cannot be ascertained at this time, it is the opinion of management that these matters when resolved will not have a material adverse effect on Fidelity’s results of operations or financial condition.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table presents information as of December 31, 2003, with respect to shares of Common Stock of Fidelity that may be issued under equity compensation plans of Fidelity. The equity compensation plans of Fidelity consist of the Stock Option Plan and the 401(k) tax qualified savings plan.

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued upon	Weighted Average	Equity Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
Plan Category	Outstanding Options	Outstanding Options	Reflected in Column A)

Equity Compensation Plans Approved by Shareholders(1)	373,600	$8.54	126,400
Equity Compensation Plans Not Approved by Shareholders(2)	N/A	N/A	N/A

Total	373,600	$8.54	126,400

(1)	1997 Stock Option Plan.

(2)	Excludes shares issued under the Employee Stock Purchase Plan (401(k) plan).

Recent Sales of Unregistered Securities

      The following securities of Fidelity were sold during 2003 which were not registered under the Securities Act of 1933:

Exempt from Registration
Securities Sold	Purchasers	Consideration	Claimed

Floating Rate Capital Securities of Fidelity Southern Statutory Trust I (“Securities”)	Preferred Term Securities X, Ltd.	$15,000,000. Fidelity paid a fee aggregating $393,750 to the placement agents.	The offer and sale of the Securities constituted an offshore transaction under Regulation S promulgated pursuant to the Securities Act of 1933. The purchaser represented that it was not acquiring the Securities for a US person nor was it a US person.

      The proceeds from the sale of the Securities were applied to the retirement of Fidelity’s 8.5% Subordinated Notes due January 31, 2006, in the principal amount of $15 million.

FIDELITY SOUTHERN CORPORATION

SELECTED FINANCIAL DATA

(Dollars in thousands except per share data)

	December 31,

	2003		2002		2001		2000		1999

For the Year Ended:
Interest income	$56,718		$57,784		$63,925		$65,066		$51,956
Net interest income	32,880		30,245		24,341		27,692		25,644
Provision for loan losses	4,750		6,668		2,007		3,301		3,924
Noninterest income, including securities gains	13,567		19,450		20,080		17,150		17,711
Securities gains, net	331		300		600		—		6
Noninterest expense	36,602		38,475		40,255		38,036		37,108
Income from continuing operations	3,753		3,179		1,603		2,432		1,644
Income from discontinued operations	78		8,216		907		1,330		3,165
Net Income	3,831		11,395		2,510		3,762		4,809
Dividends declared — common	1,774		1,767		1,756		1,757		1,329
Dividends declared — preferred	—		—		—		—		516
Per Share Data:
Income from continuing operations:
Basic earnings	$.42		$.36		$.18		$.28		$.14
Diluted earnings	.42		.36		.18		.28		.14
Net Income:
Basic earnings	.43		1.29		.29		.43		.52
Diluted earnings	.43		1.28		.29		.43		.52
Book value	8.01		7.99		6.64		6.56		6.18
Dividends declared	.20		.20		.20		.20		.16
Dividend payout ratio	47.27%		55.57%		109.62%		72.22%		112.22%
Average common shares outstanding	8,865,059		8,832,309		8,781,628		8,781,375		8,277,496
Profitability Ratios:
Return on average assets	.36%		.34%		.18%		.30%		.24%
Return on average shareholder’s equity	5.29		5.10		2.76		4.32		3.02
Return on average common equity	5.29		5.10		2.76		4.32		3.32
Net interest margin	3.35		3.43		2.93		3.63		4.08
Efficiency ratio	78.80		77.42		90.62		84.70		85.46
Asset Quality Ratios:
Net charge-offs to average loans	.54%		.38%		.41%		.39%		.57%
Allowance to period-end loans	1.25		1.25		.82		.91		.95
Nonperforming assets to total loans and repossessions	.49		.92		1.18		1.27		.59
Allowance to nonperforming loans and repossessions	3.14	x	2.03	x	1.32	x	.91	x	1.93	x
Allowance to nonperforming assets	2.42		1.29		.64		.70		1.45
Liquidity Ratios:
Total loans to total deposits	93.81%		87.12%		87.65%		86.40%		86.57%
Net loans to total deposits	89.61		83.21		80.38		83.57		77.50
Average total loans to average earning assets	84.26		85.78		85.89		88.19		84.55
Capital Ratios:
Leverage	9.03%		8.42%		8.08%		8.09%		6.45%
Risk-based capital
Tier 1	10.33		10.38		9.05		9.46		7.38
Total	12.74		12.55		11.72		12.69		10.65
Average equity to average assets	6.86		6.16		5.94		6.15		6.93
Balance Sheet Data (At End of Period):
Assets	$1,091,919		$1,065,727		$993,412		$947,344		$881,950
Earning assets	1,043,543		1,003,950		841,907		793,168		719,169
Total loans	833,029		789,402		717,088		691,632		621,947
Total deposits	887,979		906,095		818,081		800,541		718,432
Long-term debt	80,925		61,008		67,334		49,500		29,600
Shareholders’ equity	71,126		70,774		58,270		57,564		54,283
Daily Average:
Assets, net of discontinued operations	$1,034,527		$937,452		$891,176		$824,063		$687,063
Earning assets	986,485		882,947		832,530		766,124		629,742
Total loans	831,243		757,430		715,099		675,674		532,426
Total deposits	865,182		845,619		814,477		757,623		658,657
Long-term debt	46,906		61,360		63,021		41,685		25,774
Shareholders’ equity	70,967		62,317		58,038		56,317		54,426

CONSOLIDATED FINANCIAL REVIEW

      The following management discussion and analysis reviews important factors affecting the results of operations and financial condition of Fidelity Southern Corporation and its subsidiaries (“Fidelity”), formerly known as Fidelity National Corporation, for the periods indicated. The consolidated financial statements and related notes should be read in conjunction with this review.

Overview

      Fidelity Southern Corporation (“FSC”) is a bank holding company headquartered in Atlanta, Georgia. Fidelity commenced operations in 1974 as Fidelity National Bank, a full-service banking operation. With the conversion to a Georgia state chartered commercial bank on May 9, 2003, the name was changed to Fidelity Bank (“the Bank” or “FB”). With over $1 billion in assets, the Bank provides an array of personal and electronic financial services including traditional deposit, lending, mortgage and international trade services to its commercial and retail customers. Internet banking and internet cash management services are available to individuals and businesses, respectively. Brokerage services and products are also provided through an affiliation with a registered broker-dealer. Fidelity currently conducts full-service banking and residential mortgage lending businesses through 19 locations in the metropolitan Atlanta area. Fidelity conducts indirect automobile lending (the purchase of consumer automobile installment sales contracts from automobile dealers) in Georgia, Florida and North Carolina through its two Atlanta, Georgia offices, and its Jacksonville, Florida, indirect lending office. Residential mortgage lending and residential construction lending are conducted through certain of its Atlanta offices and from two loan production offices in Jacksonville, Florida.

      Fidelity Bank is an Atlanta community bank. Fidelity’s banking franchise spans five counties in the metropolitan Atlanta market. Atlanta’s economy appears to be recovering steadily from the slowdown resulting from the impact of the recession and the 2001 terrorist attacks. However, certain commercial and construction customers of Fidelity have not fully recovered from the economic slowdown. Based on the improvement in economic trends, management is optimistic regarding growth and profitability opportunities for 2004.

Strategic Focus

      Fidelity’s focus for 2004 is on profitably growing its core banking business. Fidelity defines its core banking business as that of providing the best products, services and delivery systems at the community banking level required by both consumers and small to medium size businesses.

      Various strategic initiatives completed over the past few years have positioned Fidelity to focus on the core banking business while expanding product offerings, reducing product delivery risk, reducing product credit risk and strengthening capital. The trust and merchant processing assets and services were profitably sold, the credit card line of business was profitably sold, and Fidelity withdrew from its independent full service brokerage business. Through affiliations with the acquirers of these businesses or with other providers, the array of related products and services available to Fidelity’s customers has expanded considerably.

      The opportunity to focus on core community banking was enhanced significantly when the Bank converted to a state chartered commercial bank, subject solely to the regulations of and supervision by the Georgia Department of Banking and Finance (“GDBF”) and the Federal Deposit Insurance Corporation (“FDIC”). Pursuant to the approval of the GDBF, the Bank agreed, among other things, to maintain a leverage capital ratio of not less than 7.00% for the twenty-four month period following the conversion. The Bank’s leverage capital ratio as of December 31, 2003, was 8.90%.

      On March 21, 2002, FNC’s Board of Directors adopted a resolution requested by the Federal Reserve Bank of Atlanta (“FRB”) (“Board Resolution”). The Board Resolution, which related to the Federal Reserve Bank’s inspections of Fidelity as of December 31, 2000 and September 31, 2001, among other things, prohibited Fidelity from redeeming its common stock, paying dividends on its common stock or incurring debt without the prior approval of the FRB. With FRB authorization, by Board action the Resolution was lifted on June 11, 2003.

      On September 5, 2001, the Bank entered into an agreement with the Office of the Comptroller of the Currency (“OCC”) stemming from the OCC’s examination as of December 31, 2000 (the “Letter Agreement”). The Letter Agreement, among other things, placed certain restrictions and requirements on the Bank including minimum capital levels, restrictions on dividends without a no objection confirmation to requests submitted for payment of dividends and a review of and strengthening of loan policies and internal controls. With the conversion of the Bank to a state charter, the Bank is no longer subject to the regulations of or supervision by the OCC or subject to the Letter Agreement.

Management’s Discussion and Analysis

      The conversion of the Bank to a state charter, the elimination of certain regulatory restrictions, the improving economy, and the exiting of certain non-core businesses as discussed above positioned Fidelity to focus on community banking while expanding its niche in indirect automobile lending for the Bank’s own portfolio and for profitable sales with servicing retained. The Strategic Plan to realize this focus was implemented during the second half of 2003 as core loan portfolios grew, as profitable indirect automobile loan sales with servicing retained accelerated, and as essential management changes were implemented.

Critical Accounting Policies

      The accounting and reporting policies of Fidelity are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. Fidelity’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies, or results or conditions significantly different from certain assumptions could result in material changes in Fidelity’s consolidated financial position and/or consolidated results of operations. The more critical accounting and reporting policies include those related to the allowance for loan losses, loan related revenue recognition, other real estate owned and income taxes. Fidelity’s accounting policies are fundamental to understanding its consolidated financial position and consolidated results of operations. Accordingly, Fidelity’s significant accounting policies are discussed in detail in Note 1 in the “Notes to Consolidated Financial Statements”. Significant accounting policies have been periodically discussed with and reviewed and approved by the Audit Committee of the Board of Directors.

      The following is a summary of Fidelity’s significant accounting policies that are highly dependent on estimates, assumptions and judgments.

Allowance for Loan Losses

      The allowance for loan losses is established and maintained through provisions charged to operations. Such provisions are based on management’s evaluation of the loan portfolio, including concentrations, current economic conditions, the economic outlook, past loan loss experience, adequacy of underlying collateral, and such other factors which, in management’s judgment, deserve consideration in estimating loan losses. Loans are charged off when, in the opinion of management, such loans are deemed to be uncollectible. Subsequent recoveries are added to the allowance.

      A formal review of the allowance for loan losses is prepared quarterly to assess the credit risk inherent in the loan portfolio, including concentrations, and to determine the adequacy of the allowance for loan losses. For purposes of the quarterly management review, the consumer loan portfolio is separated by loan type and each loan type is treated as a homogeneous pool. The level of allowance required for each loan type is determined based upon trends in charge-off rates for each loan type, adjusted for changes in these pools, which includes current information on the payment performance of each loan type. Every commercial, commercial real estate and construction loan 90 days past due is assigned a risk rating using established credit policy guidelines. A projected loss allocation factor is determined for each commercial and construction loan category based on historic charge-off experience, current trends, economic outlook and other factors. Every nonperforming commercial, commercial real estate and construction loan is reviewed monthly by Credit Administration to determine the level of loan losses required to be specifically allocated to these impaired loans. The amount so determined is then added to the previously allocated allowance by category to determine the required allowance for commercial, commercial real estate and construction loans. Methodologies for assessing the adequacy of the allowance for loan losses have been relatively consistent over the past several years and have been reasonably reliable, with limited exceptions related to a few commercial and acquisition and development loans and regulatory mandated charge-offs.

Loan Related Revenue Recognition

      Loans are reported at principal amounts outstanding net of deferred fees and costs. Interest income and ancillary fees from loans are a primary source of revenue. Interest income is recognized in a manner that results in a level yield on principal amounts outstanding. Rate related loan fee income, loan origination and commitment fees and certain direct origination costs are deferred and amortized as an adjustment of the yield over the contractual lives of the related loans, taking into consideration assumed prepayments. The accrual of interest is discontinued when, in management’s judgment, it is determined that the collectibility of interest or principal is doubtful.

      For commercial, construction and real estate loans the accrual of interest is discontinued and the loan categorized as non-accrual when, in management’s opinion, due to deterioration in the financial position of the borrower, the full repayment of principal and interest is not expected or principal or interest has been in default for a period of 90 days or more, unless the obligation is both well secured and in the process of collection. Commercial, construction and real estate secured loans may be returned to accrual status when management expects to collect all principal and interest and the loan has been brought fully current or the loan becomes well secured and in the process of collection. Interest received on well collateralized nonaccrual loans is recognized on the cash basis. If the commercial, construction or real estate secured loan is not well collateralized, payments are applied to reduce principal.

      Consumer loans are placed on nonaccrual upon becoming 90 days past due or sooner if, in the opinion of management, the full repayment of principal and interest is not expected. On consumer loans, any payment received on a loan on which the accrual of interest has been suspended is applied to reduce principal.

      When a well collateralized loan is placed on nonaccrual, accrued interest is not reversed. For other loans, interest accrued during the current accounting period is reversed and interest accrued in prior periods, if significant, is charged off and adjustments to principal made if the collateral related to the loan is deficient.

Other Real Estate Owned

      Other real estate represents property acquired through foreclosure or deed in lieu of foreclosure in satisfaction of loans. Other real estate is carried at the lower of cost or fair value less estimated selling costs. Fair value is determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources and may include undivided interests in the fair value of other repossessed assets. Any excess of the loan balance at the time of foreclosure or acceptance in satisfaction of loans over the fair value less selling costs of the real estate held as collateral is treated as a loan loss and charged against the allowance for loan losses. Gain or loss on sale and any subsequent adjustments to reflect changes in fair value and selling costs are recorded as a component of income. Based on appraisals, environmental tests and other evaluations as necessary, superior liens, if any, may be serviced or satisfied and repair or capitalizable expenditures may be incurred in an effort to maximize recoveries.

Income Taxes

      Fidelity files consolidated Federal income tax returns, as well as returns in several states. Taxes are accounted for in accordance with FAS No. 109, “Accounting for Income Taxes.” Under the liability method of FAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. Under FAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The calculation of the income tax provision is complex and requires the use of judgments and estimates in its determination.

Obligations

      The following schedule provides a summary of Fidelity’s financial commitments, primarily to fund loan and other credit obligations, long-term debt and rental commitments primarily for the lease of branch facilities, the operations center and the commercial lending and executive offices at December 31, 2003, (dollars in thousands):

		Commitment Maturity or Payment Due by Period
	Commitments
	or Long-term	Less than			Over
	Borrowings	1 Year	1-3 Years	4-5 Years	5 Years

Home equity lines	$42,694	$265	$1,297	$3,150	$37,982
Construction	87,262	83,618	—	94	3,550
Acquisition and development	22,931	10,334	12,597	—	—
Commercial	40,129	36,177	1,153	2,059	740
Mortgage	8,039	8,039	—	—	—
Letters of Credit	5,547	4,752	779	16	—
Lines of Credit	4,244	3,060	—	—	1,184
Federal funds sold line	500	500	—	—	—

Total financial commitments(1)	211,346	146,745	15,826	5,319	43,456
Trust preferred securities(2)	35,500	—	—	—	35,500
Long-term borrowings(3)	45,000	—	22,000	23,000	—
Rental commitments(4)	12,255	2,422	4,253	2,003	3,577

Total commitments and long-term borrowings	$304,101	$149,167	$42,079	$30,322	$82,533

(1)	Financial commitments include both secured and unsecured obligations to fund. Certain residential construction and acquisition and development commitments relate to “revolving” commitments whereby payments are received as individual homes or parcels are sold; therefore, the outstanding balances at any one time will be less than the total commitment. Construction loan commitments in excess of one year have provisions to convert to term loans at the end of the construction period.

(2)	Fidelity has no obligations related to the trust preferred security holders other than to remit periodic interest payments and to remit principal and interest due at maturity. Each trust preferred security provides Fidelity the opportunity to prepay the securities at specified dates from inception, the fixed rate issues with declining premiums based on the time outstanding or at par after designated periods for all issues.

(3)	All long-term borrowings are collateralized with investment grade securities.

(4)	Leases and other rental agreements typically have renewal options either at predetermined rates or market rates on renewal.

Performance Results

      Fidelity considers 2003 to have been a year of transition and an opportunity to refocus on its community banking roots by making certain strategic and management changes and begin the process of profitably growing its core banking business. As noted above, Fidelity effectively streamlined its businesses, reduced credit risk, strengthened capital, reduced product delivery risk and increased its product offerings by divesting itself of its credit card line of business, its merchant processing business, its trust business and its full service brokerage business and provide these products and services through various partnering affiliations. Through affiliations with its business acquirers and with others, Fidelity is positioned to offer an even wider array of products, services and delivery systems. The conversion to a state bank charter, coupled with the resolution and elimination of certain regulatory restrictions, has enabled Fidelity to develop and begin implementing its Strategic Plan, focused on building the infrastructure, management team, staff, products, services and delivery systems to succeed as the best community bank in the region.

      Since its inception, Fidelity has pursued managed and profitable growth as one of its strategies, primarily through internal expansion built on providing quality financial services in selected market areas. During the first half of 2003, Fidelity implemented its plan to redeploy the proceeds from the sale of its credit card line of business. This was accomplished by growing its loan portfolio, increasing its investment securities portfolio and retiring some higher costing deposits and effectively managing the net interest margin by conservatively pricing its time deposit products. While this plan was successful, the growth in quality core loan portfolios to include commercial, construction, residential mortgage and consumer installment loans did not reach expected levels, in part as a result of the slowly recovering economy. During the second half of 2003, as the economy continued to improve, most core loan portfolios began to grow at an accelerated rate and management and staffing improvements were put in place to drive profitable growth. At December 31, 2003, Fidelity had increased total assets by $26 million or 2.5% to $1,092 million, compared to $1,066 million in total assets at December 31, 2002.

      During 2003, total loans grew $44 million, or 5.5% to $833 million. This growth was experienced in every major loan category except real estate mortgages. Consumer installment loans, the largest driver of loan growth in 2003, increased $33 million or 8.8% to $413 million compared to $380 million at December 31, 2002. Real estate construction loans increased $9 million or 7.8% to $120 million compared to year-end 2002. Commercial loans increased $7 million or 9.4% to $81 million. These increases were offset in part by a decline in real estate mortgage loans of $7 million or 3.8% to $182 million when compared to year-end 2002. Although mortgage loans held-for-sale decreased $16 million or 87.2% to $2 million, total loans held-for-sale increased $2 million or 5.1% to $37 million, due to an increase of $18 million in indirect automobile loans held-for-sale to $35 million.

      Fidelity has experienced significant growth and profitability in its indirect automobile lending program since 1995, when Fidelity modified its strategic plan for indirect lending to take advantage of its ability to produce high quality indirect automobile loans. This reduced credit risk in its consumer portfolio while growing both interest income and noninterest income. At December 31, 2003 and 2002, these loans totaled $444 million and $388 million, or 53.3% and 49.1% of total loans, respectively. During 2003, 2002, and 2001, Fidelity sold approximately $78 million, $59 million and $96 million, respectively, of indirect automobile loans with servicing retained. In addition, approximately $28 million in indirect automobile loans were sold with servicing released in 2002. Indirect automobile loan sales were somewhat lower in 2003 due to management’s decision to retain more indirect automobile loans as part of the proceeds redeployment related to the sale of the credit card line of business. Fidelity has increased its indirect automobile production capability significantly with the opening of a new production office in metropolitan Atlanta and through the retention of several seasoned and productive indirect automobile loan buyers. Fidelity anticipates that it will continue to sell larger pools on a more frequent basis, through whole loan sales. These sales are conducted to enhance noninterest income and manage the relative level of indirect automobile loans in Fidelity’s portfolio.

      In an improving but still soft economy, credit risk management is critical. Net charge-offs from continuing operations as a percentage of total loans increased to .54% in 2003 compared to .38% and .41%

in 2002 and 2001, respectively. The increase in 2003 was due primarily to charge-offs on a few larger commercial loans and increased charge-offs on real estate mortgage loans and charge-offs on consumer installment loans, largely due to increased balances in that portfolio.

      The Bank identified a procedural problem in the processing of unamortized loan origination costs on certain charged-off consumer loans, resulting in a minor understatement of charge-offs over a period of years. The related amounts were insignificant to the Bank’s net charge-offs and earnings in each prior year. The financial statements and certain schedules reflect the restatement of certain previously reported results and the current year impact was reflected in the 2003 results. Shareholders’ equity as of January 1, 2001, was reduced by $393,076 to $57.6 million to reflect the cumulative after-tax impact of the restatement for years through December 31, 2000. Reported net charge-offs for the years ended December 31, 2001 and 2002, were increased by $126,799 and $134,214, respectively, thereby reducing the respective year-end allowance for loan losses. There was no restatement of earnings for the years ended December 31, 2001 and 2002, as the allowance for loan losses for those years was more than sufficient to absorb the slightly higher charge-offs.

      Investment securities increased significantly in the first quarter of 2003 as part of management’s plan to redeploy the proceeds from the sale of the credit card line of business in December 2002. There was another increase in October and December of 2003, when approximately $70 million in Agency mortgage backed securities was purchased, $15 million of which was to replenish significant prepayments on the existing portfolio and the remainder purchased as part of management’s plan to leverage Fidelity’s strong capital position by increasing the investment portfolio, funded in part with $45 million in laddered maturity long-term fixed rate borrowings utilizing a portion of the securities purchased as collateral for the debt (see “Investment Securities” and “Trust Preferred Securities and Other Long-Term Debt”). The funding with long-term fixed rate debt was utilized in part to mitigate the interest rate risk related to the purchases of fixed rate mortgage backed securities in a rising interest rate environment. This transaction increased asset sensitivity to changing market rates of interest and interest rate sensitivity; however, the negative interest rate shock effects on net interest income and net income are not material based on rate shock analyses assuming a 100 basis point drop in market rates of interest. Management believes that a drop in market rates of interest in excess of 100 basis points is remote, given the historically low market interest rates at December 31, 2003. (See “Market Risk”).

      In December 2002, Fidelity sold its credit card line of business, including all of its credit card accounts and outstanding balances. In accordance with the terms of the sale, Fidelity provided interim servicing for a fee until the conversion to the purchaser’s system on May 15, 2003. Substantially all related activities ceased by June 30, 2003. In accordance with accounting principles generally accepted in the United States, the earnings and net liabilities of the credit card business were shown separately in the consolidated statements of income and the consolidated balance sheets, respectively, for all periods presented. Accordingly, all information in these consolidated financial statements excludes credit card activities, reflecting continuing operations only, unless otherwise noted.

      For purposes of calculating an imputed cost of funds during the 2002 and 2001 periods in which credit card balances were outstanding, the average quarterly net assets of the credit card business were assumed to have been funded proportionately by all interest bearing liabilities of Fidelity at an interest rate equal to the quarterly cost of each applied to its average quarterly balance. Expenses included all direct costs of the credit card business and certain other allocated costs estimated to be eliminated as a result of the sale.

Results of Operations

     Net Income

      Fidelity’s income from continuing operations for the year ended December 31, 2003, was $3.8 million or $.42 basic and fully diluted earnings per share. Income from continuing operations for the year ended December 31, 2002 was $3.2 million or $.36 basic and fully diluted earnings per share.

      The increase in earnings from continuing operations in 2003 compared to 2002 was primarily attributable to an increase in net interest income, a decrease in the provision for loan losses, a decrease in merchant processing expenses and a decrease in professional and other services expenses, offset in large part by a decrease in income from merchant processing activities and the related gain on sale of these activities in 2002. The after tax gain from the 2002 sale of the merchant processing business was $2.3 million. Excluding that gain, income from continuing operations for 2003 increased $2.9 million or 91.9% when compared to 2002.

      Net income for the year ended December 31, 2003, was $3.8 million or $.43 basic and diluted earnings per share. Net income for the year ended December 31, 2002, was $11.4 million or $1.29 basic earnings per share and $1.28 diluted earnings per share. The decrease in net income in 2003 when compared to 2002 was due to the decrease in the after-tax income in 2003 from discontinued credit card operations and the after-tax gain in 2002 on the disposal of discontinued operations. Fidelity’s credit card line of business was sold in December 2002. Following the sale, Fidelity continued to service the credit card portfolio for a fee until the portfolio could be transferred to the purchaser. Interest expense for discontinued operations for 2002 and 2001 was assigned based on the average net asset balances of the credit card line of business proportionally funded by all interest bearing liabilities at an interest rate equal to the interest cost of each applied to its average balance for the period. Expenses for discontinued operations for all periods presented include all direct costs of the credit card business and certain other allocated costs estimated to be eliminated as a result of the sale and the transfer of the servicing of the credit card portfolio to the purchaser.

      Net interest income from continuing operations increased significantly during 2003 compared to 2002 as the average balance of interest earning assets increased significantly and the cost of interest bearing liabilities declined more rapidly than did the yield on interest earning assets.

      The decline in the provision for loan losses in 2003 compared to 2002 was primarily due to the overall improvement in commercial loan quality in 2003.

      There was no revenue from merchant processing activities in 2003 while revenue from this source was substantial in 2002, primarily due to the sale of this business in 2002, resulting in a pretax gain of $3.5 million. Likewise, there were no expenses related to merchant processing activities in 2003, while 2002 results reflect merchant processing expenses in 2002 incurred prior to the sale of that business and the transfer of the servicing to the purchaser.

      The decline in legal and other professional services during 2003 compared to 2002 is primarily due to a decline in legal expenses related to the former Fidelity brokerage subsidiary and the former trust activities, coupled with the recovery of legal and other expenses from insurance claims related to those activities.

      The after-tax decline in operating income from the credit card line of business (discontinued operations) in 2003 compared to 2002 was due to the sale of that line of business in December 2002, with revenues in 2003 provided by servicing fees pending the transfer of servicing to the purchaser’s servicing systems. The after-tax gain on the sale of the credit card line of business (disposal of discontinued operations) of $7.1 million was realized in 2002.

      Fidelity’s income from continuing operations for the year ended December 31, 2002, was $3.2 million or $.36 basic and diluted earnings per share. Income from continuing operations for the year ended December 31, 2001, was $1.6 million or $.18 basic and fully diluted earnings per share.

      Net income for the year ended December 31, 2002, was $11.4 million or $1.29 basic earnings per share and $1.28 diluted earnings per share. Net income for the year ended December 31, 2001, was $2.5 million or $.29 basic and diluted earnings per share.

      The increase in income from continuing operations in 2002 compared to 2001 was primarily attributable to an increase in net interest income, an increase in revenues from service charges on deposit accounts, the gain on the 2002 sale of the merchant processing business and the attendant reduction in merchant processing expenses and the decline in professional and other services expenses, offset in part by the increase in the provision for loan losses, the decline in revenues from mortgage banking, brokerage and indirect lending activities and the increase in other operating expenses.

      The increase in net income in 2002 compared to 2001 was primarily attributable to the gain on the sale of the merchant processing business in 2002 and the gain on the sale of the credit card line of business in December 2002.

      Net interest income increased significantly during 2002 compared to 2001 as the cost of interest bearing liabilities declined more rapidly than did the yield on interest earning assets in a period of historically low interest rates. Although nonperforming assets declined somewhat in 2002 as did net charge-offs when compared to 2001, the provision for loan losses increased as a result of the negative impact of the slowing economy on the commercial and construction loan portfolios.

      Revenue from service charges and other deposit related fees increased in 2002 primarily due to increased fees charged and the emphasis on collecting all fees charged as a result of a revenue enhancement project initiated in the summer of 2001 and implemented in late 2001.

      Revenue from merchant processing activities increased, primarily due to the sale of the merchant processing line of business resulting in a pretax gain of $3.5 million in March 2002. Merchant processing operating revenues and expenses declined significantly in 2002 following the sale. The ongoing income from merchant processing is not expected to be significant.

      The decline in revenue from brokerage activities was due to fewer brokers and reduced volume in general, due primarily to the poorly performing stock markets. Revenue from indirect lending activities declined as a result of reduced servicing and ancillary fees, a reduced volume of indirect automobile loan sales and less gain as interest rates declined.

      The decline in consulting and other professional services expenses in 2002 was primarily because of the expenses incurred in 2001 related to effectively addressing the issues regarding trust activities and the actions taken as a result of the Letter Agreement and other regulatory issues, as well as consulting fees incurred in conjunction with revenue enhancement initiatives undertaken in the latter part of 2001. The increase in other operating expenses in 2002 was primarily related to increases in other real estate and repossession related expenses, including a regulatory required charge-off of $781,000 on an asset acquired as additional collateral from a problem loan relationship workout.

      The after-tax operating income on the credit card line of business increased as a result of a reduction in the cost of funds assigned to the credit card line of business based on Fidelity’s average cost of interest bearing liabilities. This operating income is reported as income from discontinued operations after taxes. The after-tax gain on the sale of the credit card line of business in December 2002, reported as net gain on disposal after taxes, was $7.1 million.

Net Interest Income/Margin

      Taxable-equivalent net interest income was $33.0 million in 2003 compared to $30.3 million in 2002, an increase of $2.7 million or 9.1%. The credit card line of business was sold in December 2002. The income from that line of business must be reported as net income from discontinued operations in accordance with generally accepted accounting principles in the United States. Thus, the data in Table 1 “Average Balances, Interest and Yields” for 2002 and 2001 does not reflect the average balances, interest income or yields related to the credit card line of business. The interest expense for credit card net asset average balances for financial statement reporting for 2002 and 2001 was assigned based on average credit card net asset balances proportionately funded by all interest bearing liabilities at an interest rate equal to the cost of each applied to its average balance for the period. Table 1 reflects the actual average balances, interest expense and rate on each category of interest bearing liabilities, with the aggregate average net credit card balance and aggregate assigned interest expense deducted as a single line item, “Cost of funds assigned to discontinued operations”. Thus, approximately $74 million in average credit card balances and an equal amount of average interest-bearing liability balances have been excluded from total average interest-earning assets and from total average interest-bearing liabilities for 2002. Table 2 “Rate/ Volume Analysis” was prepared on the same basis as was Table 1.

Average Balances, Interest and Yields	Table 1
(Dollars in thousands)

	For the Years Ended December 31,

	2003			2002			2001

	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS
Interest-Earning Assets:
Loans, net of unearned income(1)(2)
Taxable	$824,850	$49,623	6.02%	$756,425	$51,477	6.81%	$714,019	$57,160	8.01%
Tax-exempt(3)	6,393	441	6.89	1,005	86	8.60	1,080	94	8.68

Total loans	831,243	50,064	6.02	757,430	51,563	6.81	715,099	57,254	8.01
Investment securities — taxable	137,458	6,610	4.86	99,902	5,861	5.94	90,406	5,685	6.33
Interest-bearing deposits	3,501	40	1.13	4,378	67	1.54	563	23	4.10
Federal funds sold	14,283	155	1.08	21,237	323	1.52	26,462	996	3.76

Total interest-earning assets	986,485	56,869	5.77	882,947	57,814	6.55	832,530	63,958	7.68
Noninterest-Earning Assets:
Cash and due from banks	21,091			23,533			26,356
Allowance for loan losses	(10,477)			(13,827)			(13,483)
Premises and equipment	14,420			15,383			16,948
Other real estate owned	2,085			3,891			2,075
Net assets of discontinued operations	—			2,481			3,841
Other assets	20,923			23,044			22,909

Total assets	$1,034,527			$937,452			$891,176

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Demand deposits	$162,306	1,978	1.22	$140,240	2,516	1.79	$128,131	3,788	2.96
Savings deposits	116,463	2,006	1.72	103,869	2,652	2.55	85,473	3,739	4.37
Time deposits	480,655	14,834	3.09	494,885	19,210	3.88	496,166	30,600	6.17

Total interest-bearing deposits	759,424	18,818	2.48	738,994	24,378	3.30	709,770	38,127	5.37
Federal funds purchased	2,370	33	1.41	1,528	32	2.08	1,888	91	4.82
Securities sold under agreements to repurchase	22,686	255	1.12	19,388	379	1.96	14,277	411	2.88
Other short-term borrowings	20,233	1,019	5.04	13,031	796	6.11	15,113	906	5.99
Long-term debt	46,906	3,713	7.92	61,360	4,774	7.78	63,021	5,114	8.11
Cost of funds assigned to discontinued operations	—	—		(73,727)	(2,819)		(85,425)	(5,065)

Total interest-bearing liabilities	851,619	23,838	2.80	760,574	27,540	3.62	718,644	39,584	5.51

Noninterest-Bearing Liabilities and Shareholders’ Equity:
Demand deposit	105,758			106,625			104,707
Other liabilities	6,183			7,936			9,787
Shareholders’ equity	70,967			62,317			58,038

Total liabilities and shareholders’ equity	$1,034,527			$937,452			$891,176

Net interest income/spread		$33,031	2.97		$30,274	2.93		$24,374	2.17

Net interest rate margin			3.35			3.43			2.93

(1)	Fee income relating to loans of $1,178 in 2003, $2,755 in 2002, and $2,823 in 2001 is included in interest income.

(2)	Nonaccrual loans are included in average balances and income on such loans, if recognized, is recognized on a cash basis.

(3)	Interest income includes the effects of taxable-equivalent adjustments of $154, $30, and $33, for each of the three years ended December 31, 2003, 2002, and 2001, respectively, using a combined tax rate of 38%.

     The $.9 million decrease in interest income for 2003 compared to 2002 was attributable to a 78 basis point decline in the yield on interest-earning assets, offset in part by the net growth of $104 million in average interest-earning assets. The decline in the yield on interest-earning assets was primarily due to the declines in yields on the commercial, construction, installment and open-end loan portfolios and the significant increase of average balances in lower yielding investment securities as a part of management’s strategy to redeploy the proceeds of the sale of the credit card line of business. The decline in yields on loan and investment securities was directly attributable to the declining interest rate environment during 2003. The $3.7 million or 13.4% decrease in interest expense was attributable to an 82 basis point decrease in the cost of interest-bearing liabilities, offset in part by a $91 million growth in average interest-bearing liability balances. The decline in the cost of funds, attributable in large part to an 82 basis point decline in the average cost of interest-bearing deposits, was the primary contributor to the overall increase in net interest income. Average interest-earning assets increased in 2003 to $987 million, an 11.7% increase when compared to 2002. The increase in average interest-earning assets in 2003 was due to the increase in average loans of $74 million or 9.7% to $831 million and an increase in average investment securities and short-term investments of $30 million or 23.7% to $155 million. The net interest rate margin decreased by 8 basis points to 3.35% in 2003 when compared to 2002.

      Average total interest-bearing deposits increased $20 million or 2.8% to $759 million during 2003 compared to 2002, while average Federal funds purchased and short-term borrowings increased $11 million or 33.4% to $45 million. Average long-term debt decreased $14 million or 23.6% to $47 million during 2003.

      Taxable-equivalent net interest income was $30.3 million in 2002 compared to $24.4 million in 2001, an increase of $5.9 million or 24.3%. Approximately $74 million and $85 million, respectively, in average credit card balances and an equal amount of average interest-bearing liability balances have been excluded from total average interest-earning assets and from total average interest-bearing liabilities for 2002 and 2001, respectively. The $6.1 million decrease in interest income was attributable to a 113 basis point decline in the yield on interest-earning assets, offset in part by the net growth of $50 million in average interest-earning assets. The decline in the yield on interest-earning assets was primarily due to the declines in yields on the commercial, construction, installment and open-end loan portfolios. The decline in yields was directly attributable to the low interest rate environment during 2002. The $12 million decrease in interest expense was attributable to a 187 basis point decrease in the cost of interest-bearing liabilities, offset in part by a $42 million growth in average interest-bearing liability balances. The decline in the cost of funds, attributable in large part to a 207 basis point decline in the average cost of interest-bearing deposits, was the primary contributor to the overall increase in net interest income.

      Average interest-earning assets increased in 2002 to $883 million, a 6.1% increase when compared to 2001. The increase in average interest-earning assets in 2002 was due to the increase in average loans of $42 million or 5.9% to $757 million and an increase in average investment securities and short-term investments of $8 million or 6.9% to $126 million. The net interest rate margin increased by 50 basis points to 3.43% in 2002 when compared to 2001.

      Average total interest-bearing deposits increased $29 million or 4.1% to $739 million during 2002, while average Federal funds purchased and short-term borrowings increased $3 million or 8.5% to $34 million. Average long-term debt decreased $2 million or 2.6% to $61 million during 2002.

Rate/Volume Analysis	Table 2
(Dollars in thousands)

	2003 Compared to 2002			2002 Compared to 2001
	Variance Attributed to(1)			Variance Attributed to(1)

			Net			Net
	Volume	Rate	Change	Volume	Rate	Change

Net Loans:
Taxable	$4,424	$(6,278)	$(1,854)	$3,252	$(8,935)	$(5,683)
Tax-exempt(2)	375	(20)	355	(7)	(1)	(8)
Investment securities — taxable	1,959	(1,210)	749	555	(379)	176
Federal funds sold	(89)	(79)	(168)	(168)	(505)	(673)
Interest-bearing deposits	(12)	(15)	(27)	67	(23)	44

Total interest-earning assets	$6,657	$(7,602)	$(945)	$3,699	$(9,843)	$(6,144)

Interest-Bearing Deposits:
Demand	$351	$(889)	$(538)	$333	$(1,605)	$(1,272)
Savings	293	(939)	(646)	690	(1,777)	(1,087)
Time	(542)	(3,834)	(4,376)	(79)	(11,311)	(11,390)

Total interest-bearing deposits	102	(5,662)	(5,560)	944	(14,693)	(13,749)
Federal funds purchased	14	(13)	1	(15)	(44)	(59)
Securities sold under agreements to repurchase	57	(181)	(124)	122	(154)	(32)
Other short-term borrowings	384	(161)	223	(128)	18	(110)
Long-term debt	(1,145)	84	(1,061)	(134)	(206)	(340)
Less cost of funds assigned to discontinued operations	2,819	—	2,819	624	1,623	2,247

Total interest-bearing liabilities	$2,231	$(5,933)	$(3,702)	$1,413	$(13,456)	$(12,043)

(1)	The change in interest due to both rate and volume has been allocated to the components in proportion to the relationship of the dollar amounts of the change in each.

(2)	Reflects fully taxable equivalent adjustments using a combined tax rate of 38%.

Provision for Loan Losses

      Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries.

      The Bank identified a procedural problem in the processing of unamortized loan origination costs on certain charged-off consumer loans, resulting in a minor understatement of charge-offs over a period of years. The related amounts were insignificant to the Bank’s net charge-offs and earnings in each prior year. The following Table 3 reflects the restatement of certain previously reported results. The current year impact was reflected in 2003 results. Reported net charge-offs for the years ended December 31, 2001 and 2002, were increased by $126,799 and $134,214, respectively, thereby reducing the respective year-end allowance for loan losses. There was no restatement of earnings for the years ended December 31, 2001 and 2002, as the allowance for loan losses for those years was more than sufficient to absorb the slightly higher charge-offs.

      The provision for loan losses was $4.8 million in 2003, $6.7 million in 2002 and $2.0 million in 2001. Fidelity decreased the provision for loan losses during 2003 as a result of improvement in commercial loan portfolio quality and an improving economy.

      Net charge-offs were $4.2 million in 2003 compared to $2.7 million in 2002, a 58.6% increase. Net charge-offs to average loans outstanding was .54% in 2003 compared to .38% in 2002 and .41% in 2001. The increase in net charge-offs in 2003 was primarily due to an increase in commercial loan, mortgage loan and consumer loan net charge-offs. The increase in consumer loan net charge-offs was primarily due to the increased balance of consumer loans outstanding while the increased charge-offs in the commercial loan portfolio related primarily to a few problem loans. Fidelity increased the provision for loan losses during 2002 as a result of the negative impact of slowing economy on the commercial and construction loan portfolios.

      The allowance for loan losses as a percentage of loans outstanding at the end of 2003, 2002 and 2001 was 1.25%, 1.25% and .82%, respectively.

      For additional information on asset quality, refer to the discussions regarding loans, nonperforming assets and the allocation of the allowance for loan losses.

Analysis of the Allowance for Loan Losses	Table 3
(Dollars in thousands)

	December 31,

	2003	2002	2001	2000	1999

Balance at beginning of year	$9,404	$5,405	$6,128	$5,311	$4,132
Charge-offs:
Commercial, financial and agricultural	1,398	340	659	390	580
Real estate-construction	—	2	—	—	—
Real estate-mortgage	232	63	—	—	—
Consumer installment	3,218	2,782	2,731	2,504	2,457

Total charge-offs	4,848	3,187	3,390	2,894	3,037
Recoveries:
Commercial, financial and agricultural	82	4	37	20	34
Real estate-construction	—	—	—	—	—
Real estate-mortgage	3	3	—	—	—
Consumer installment	529	511	623	390	258

Total recoveries	614	518	660	410	292

Net charge-offs	4,234	2,669	2,730	2,484	2,745
Provision for loan losses	4,750	6,668	2,007	3,301	3,924

Balance at end of year	$9,920	$9,404	$5,405	$6,128	$5,311

Allowance for loan losses as a percentage of loans	1.25%	1.25%	.82%	.91%	.95%
Ratio of net charge-offs during period to average loans outstanding, net	.54	.38	.41	.39	.57

Noninterest Income

      Noninterest income for 2003 was $13.6 million compared to $19.5 million in 2002, a 30.3% decrease. Increases in revenue from mortgage banking activities, service charges and securities gains were more than offset by no revenue from merchant processing activities following the sale of that business during 2002 and declines in income from indirect lending activities, brokerage activities and other operating income.

      Fidelity’s Strategic Plan calls for increasing noninterest income as a percentage of total revenues (net interest income plus noninterest income). A key driver of that growth in noninterest income is through revenue enhancement initiatives to ensure that Fidelity approximates charges and realizes fees and service charges for products and services consistent with industry practices. Revenue from service charges increased 1.4% to $5.0 million in 2003 compared to 2002 due to volume. The significant increase in service charge revenue in 2002 compared to prior years as a result of revenue enhancement initiatives in late 2001 has leveled off as a result of customer behavior changes and competitive pressures to reduce or eliminate certain fees and charges.

      There was no revenue from merchant processing activities in 2003 compared to revenue of $5.1 million in 2002, of which $3.5 million was provided by the sale of the merchant processing business.

      Revenue from mortgage banking activities increased $.3 million or 10.0% to $2.8 million in 2003 compared to 2002. The increase was due to increased originations and sales during the second and third quarters of 2003 as a result of historically low interest rates fueling a strong refinance market. Originations and sales declined significantly following an upward movement in interest rates during the fourth quarter.

      Revenue from brokerage activities declined $.3 million or 39.5% to $.4 million in 2003 compared to 2002 as the poorly performing stock market in the first half of 2003 and the transition from a full service brokerage company resulted in decreased volume, although brokerage revenue in the fourth quarter of 2003 improved as volume increased.

      An important source of noninterest revenue is Fidelity’s indirect automobile lending loan sales and indirect automobile loan servicing activity. Revenue from indirect lending activities declined $.4 million or 12.6% to $2.6 million in 2003 compared to 2002 as the slight increase in gains on sales of $.2 million to $.5 million was more than offset by the decline in servicing and ancillary fee revenue of $.6 million to $2.1 million due to declining balances of serviced loans. The decline was caused by a lower volume of sales in 2003 compared to 2002, sales in 2003 occurring later in the year and the accelerated loan prepayment volume experienced during 2003. During 2003, Fidelity sold approximately $78 million of indirect automobile loan production servicing retained. This compares to sales of $87 million of indirect automobile loan production in 2002, approximately $59 million of which was sold servicing retained. Sales of indirect automobile loans with servicing retained by Fidelity totaling approximately $41 million occurred in the fourth quarter of 2003, significantly increasing the balance in total loans serviced at December 31, 2003, compared to earlier periods in 2003. Loans serviced at December 31, 2003, totaled $185 million compared to $206 million serviced at December 31, 2002. As noted earlier, indirect automobile production and sales with servicing retained should increase significantly due to increases in the sales force. Likewise, projected revenues from this source for 2004 are significantly greater.

      Other operating income declined $.5 million to $2.4 million during 2003 compared to 2002 due to a decline in Small Business Administration (“SBA”) loan participation sales and a decline in automated teller machine usage fees as Fidelity eliminated fees for Fidelity customers and also experienced overall volume declines. The restructuring of the SBA program and retention of key personnel are expected to significantly increase SBA related revenues.

      Noninterest income for 2002 was $19.5 million compared to $20.1 million in 2001, a 3.1% decrease. During 2002, increased revenue on service charges and merchant processing activities was more than offset by declines in revenue from mortgage banking, brokerage and indirect lending activities, as well as declines in securities gains and other operating income.

      Revenue from service charges increased $.9 million or 22.6% to $4.9 million in 2002 compared to 2001 due to revenue enhancement initiatives initiated late in 2001, the full effects of which were realized in 2002.

      During 2002, income from merchant processing activities increased $1.9 million to $5.1 million or 61.9%. The $1.9 million increase is the result of the $3.5 million pretax gain realized from the sale of the merchant processing business in 2002, offset in part by the decline in revenues after the sale and prior to the transfer of processing to the purchaser.

      Revenue from mortgage banking activities declined 9.2% to $2.6 million because of a decline in production volume exacerbated by the lack of any gains from bulk sales of portfolio mortgage loans in 2002. The bulk sale in 2001 generated a gain of $388,000. Revenue from brokerage activities declined 41.2% to $.7 million, due primarily to a decline in production volume.

      During 2002, Fidelity sold approximately $87 million indirect automobile loans, approximately $59 million of which was sold servicing retained. This compares to sales of $96 million in 2001, all of which was servicing retained. Both production and sales volume decreased in 2002 as a result of weakened economic conditions and retention of a greater portion of production as Fidelity increased consumer installment loans in order to leverage the capital generated by the sale of the merchant processing business. The 2002 gains from indirect automobile loan sales were $325,000 compared to $921,000 for 2001. The decrease in gains from indirect automobile loan sales was attributable in large part to declining market rates, decreased production and lower sale volume. At December 31, 2002, Fidelity was servicing for others $206 million of indirect automobile loans it had sold, compared to $276 million at December 31, 2001. Revenue from indirect lending activities, which includes gains on sales, servicing fees and ancillary servicing income, decreased $1.4 million or 32.6% to $2.9 million in 2002 compared to 2001. Revenue from servicing fees and ancillary income declined $.8 million or 24.0% to $2.6 million in 2002 compared to 2001.

      Other operating income declined $1.0 million or 25.1% to $2.9 million, primarily due to no revenue generated in 2002 from the trust business, which was sold in December 2001.

Noninterest Expense

      Noninterest expense during 2003 decreased $1.9 million or 4.9% to $36.6 million when compared to 2002 primarily due to the elimination of merchant processing expenses and other related merchant expenses and a reduction in professional and other services expenses, offset in part by increased salaries and employee benefits expenses and increased occupancy expenses.

      Salaries and employee expenses increased $.7 million or 4.0% to $18.8 million in 2003 compared to 2002 primarily due to annual merit increases, increases in the cost of benefits such as health and dental insurance and increases in commissions. Reduced costs related to numerous job eliminations in late 2003 are not reflected in the above results, but will benefit future periods.

      The number of full time equivalent employees at December 31, 2003, was 332 compared to 395 full time equivalent employees at December 31, 2002. Excluding the 45 full time equivalent employees directly and indirectly servicing the credit card portfolio at the end of 2002, the total number of full time equivalent employees was 349. Credit card employee costs were included in the results of discontinued operations.

      Net occupancy expense increased $.4 million or 13.0% to $3.9 million during 2003 compared to 2002 due to the reduction in revenues from sub-lease tenants of certain excess leased office space. The lease on this excess office space expired on December 31, 2003, and was not renewed. A portion of this office space was returned to the landlord on December 31 and the remainder will be vacated in early 2004 and will result in reduced occupancy costs.

      There were no merchant processing expenses in 2003 compared to $1.2 million in such expenses during 2002 due to the sale of that business in 2002.

      Professional and other services expenses declined $1.1 million or 25.9% to $3.0 million during 2003 compared to 2002 due to approved insurance claims related to legal and other costs associated with Fidelity’s former full service brokerage subsidiary and trust business and reduced legal and other costs related to those activities and certain regulatory issues.

      Other operating expenses declined $.3 million or 5.2% to $6.7 million primarily due to the charge-off in 2002 of $.8 million on an asset acquired as additional collateral from a problem loan relationship workout and decreases in costs related to other real estate, repossession related expenses and reduced regulatory fees and assessments in 2003, offset during 2003 in part by increased insurance expense, costs associated with the name change following the conversion to a Georgia charter and the charge-off of the unamortized acquisition costs for the subordinated note redeemed at par in July 2003.

      Noninterest expense decreased $1.8 million or 4.4% in 2002 to $38.5 million from $40.3 million in 2001 due primarily to declines in merchant processing expenses and professional and other services expenses, offset in part by the charge-off of an asset acquired as additional collateral from a problem loan relationship workout and costs related to other real estate and repossession related expenses.

      Salaries and employee benefits increased 1.8% in 2002 to $18.0 million compared to 2001. This increase was the result of general salary and benefits increases. The number of continuing operations full time equivalent employees at December 31, 2002, was 349 compared to 365 on the same basis at the end of 2001. The decline in the number of full time equivalent employees in 2002 occurred in the latter part of the year and had an insignificant impact on salaries and employee benefits in 2002.

      As noted, the merchant processing business was sold in 2002, resulting in a decline of $1.0 million or 47.8% to $1.2 million in merchant processing expenses in 2002 compared to 2001.

      Professional and other services expense decreased $1.7 million or 29.4% to $4.1 million in 2002 when compared to 2001. Fidelity incurred $2.3 million of consulting and other professional fees in 2001 specifically in the trust area to improve operational effectiveness and efficiency and to timely and effectively address all issues covered in the Letter Agreement and to address other regulatory issues. An additional $.9 million in consulting fees was incurred in 2001 for services provided by a management review and management search firm that helped Fidelity strengthen its management team and by a leading bank-consulting firm for services in connection with revenue enhancement initiatives. These declines in professional and other services expenses were offset in part by increased internal audit costs for credit quality and other special reviews and for legal fees related to various issues.

      Other operating expenses increased $1.3 million or 22.4% to $7.2 million in 2002 compared to 2001. The increases were primarily due to costs related to other real estate and repossession related expenses, including a regulatory requirement to charge off $.8 million on an asset acquired as additional collateral from a problem loan relationship workout, and increased regulatory fees and assessments.

Discontinued Operations

      As noted, the credit card line of business was sold in December 2002. Generally accepted accounting principles accepted in the United States require that income after taxes from discontinued operations and the net gain on disposal of discontinued operations be reported in the Statements of Income after net income from continuing operations for all periods presented.

      Income from discontinued operations after taxes in 2003 declined $1.0 million to $.1 million compared to 2002 as Fidelity’s revenue in 2003 was provided by servicing fees paid by the purchaser until the servicing was transferred in May 2003. There was no net interest income in 2003 compared to $4.3 million in 2002. The noninterest income for both years approximated $1.5 million, while noninterest expense decreased $2.8 million to $1.3 million primarily as a result of the servicing transfer in May 2003. The after-tax gain on the sale of the credit card line of business in 2002 was $7.1 million.

      Income from discontinued operations after taxes increased 23.4% to $1.1 million in 2002 when compared to 2001. The 14.3% decline in interest income to $12.4 million, primarily because of declining average balances, was more than offset by the decline of 44.3% to $2.8 million in assigned interest expense in 2002 compared to 2001. Interest expense for all periods presented was assigned based on the average net asset balances of the credit card line of business proportionally funded by all interest bearing liabilities at an interest rate equal to the cost of each applied to its average balance for the period. The provision for loan losses and noninterest income declined 4.5% and 10.9% to $5.2 million and $1.4 million, respectively, for 2002 when compared to 2001. Noninterest income decreased $.2 million or 10.9% to $1.4 million in 2002 compared to 2001, while noninterest expenses were virtually unchanged at $4.1 million for both years.

      The net after-tax gain on the sale of the credit card line of business in 2002, including approximately $74 million of outstanding balances, was $7.1 million.

Financial Condition

      Fidelity manages its assets and liabilities to maximize long-term earnings opportunities while maintaining the integrity of its financial position and the quality of earnings. To accomplish this objective, management strives to effect efficient management of interest rate risk and liquidity needs. The primary objectives of interest-sensitivity management are to minimize the effect of interest rate changes on the net interest margin and to manage the exposure to risk while maintaining net interest income at acceptable levels. Liquidity is provided by carefully structuring the balance sheet.

      Fidelity’s Asset/ Liability Management Committee (“ALCO”) meets regularly to, among other things, review Fidelity’s interest rate sensitivity positions and its current and projected liquidity.

Market Risk

      Fidelity’s primary market risk exposures are interest rate risk and credit risk (see “Credit Quality”) and, to a lesser extent, liquidity risk (see “Liquidity”). Fidelity has little or no risk related to trading accounts, commodities or foreign exchange.

      Interest rate risk, which encompasses price risk, is the exposure of a banking organization’s financial condition and earnings ability to withstand adverse movements in interest rates. Accepting this risk can be an important source of profitability and shareholder value; however, excessive levels of interest rate risk can pose a significant threat to Fidelity’s assets, earnings and capital base. Accordingly, effective risk management that maintains interest rate risk at prudent levels is essential to Fidelity’s success.

      Fidelity’s ALCO, which includes senior management representatives, monitors and considers methods of managing the rate and sensitivity repricing characteristics of the balance sheet components consistent with maintaining acceptable levels of changes in portfolio values and net interest income with changes in interest rates. A primary purpose of the ALCO is to manage interest rate risk, to effectively invest Fidelity’s capital and to preserve the value created by its core business operations. Fidelity’s exposure to interest rate risk compared to established tolerances is reviewed on at least a quarterly basis by the Board of Directors.

      Evaluating a financial institution’s exposure to changes in interest rates includes assessing both the adequacy of the management process used to control interest rate risk and the organization’s quantitative levels of exposure. When assessing the interest rate risk management process, Fidelity seeks to ensure that appropriate policies, procedures, management information systems and internal controls are in place to maintain interest rate risk at prudent levels with consistency and continuity. Evaluating the quantitative level of interest rate risk exposure requires Fidelity to assess the existing and potential future effects of changes in interest rates on its consolidated financial condition, including capital adequacy, earnings, liquidity, and, where appropriate, asset quality.

      The Board of Governors of the Federal Reserve, together with the FDIC and other regulatory agencies, adopted a Joint Agency Policy Statement on Interest Rate Risk, effective June 26, 1996. The policy statement, focusing primarily on the impact of changes in economic value or net present value (equity at risk) as a result of interest rate changes, provides guidance to examiners and bankers on sound practices for managing interest rate risk, which provides a basis for ongoing evaluation of the adequacy of interest rate risk management at supervised institutions. The policy statement also outlines fundamental elements of sound management that have been identified in prior Federal Reserve guidance and discusses the importance of these elements in the context of managing interest rate risk.

      Interest rate sensitivity analysis is used to measure Fidelity’s interest rate risk by computing estimated changes in earnings and the net present value of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net present value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 200 basis point increase or decrease in market interest rates (equity at risk).

      Fidelity utilizes a statistical research firm specializing in the banking industry to provide various quarterly analyses and special analyses, as requested, related to its current and projected financial performance, including rate shock analyses. Data sources for this and other analyses include quarterly FDIC Call Reports and the Federal Reserve Y-9C, management assumptions, industry norms and financial markets data. The standard algebraic formula for calculating present value is used. Present value is the future cash flows of a financial investment, or portfolio of financial instruments, discounted to the present. For purposes of evaluating rate shock, rate change induced sensitivity tables are used in determining repayments, prepayments and early withdrawals.

      The following schedule sets forth an analysis of Fidelity’s assumed market value risk and earnings risk inherent in its interest rate sensitive instruments related to immediate and sustained interest rate variances of 200 basis points, both above and below current levels (rate shock analysis). Earnings and fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Assumptions have been made as to appropriate discount rates, prepayment speeds, expected cash flows and other variables. Changes in assumptions significantly affect the estimates and, as such, the derived earnings and fair value may not be indicative of the value negotiated in an actual sale or comparable to that reported by other financial institutions. In addition, the fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business. The tax ramifications related to the realization of the unrealized gains and losses can have a significant affect on fair value estimates and have not been considered in the estimates. Fidelity’s policy states that a negative change in net present value as a result of an immediate and sustained 200 basis point increase or decrease in interest rates should not exceed the lesser of 2% of total assets or 15% of total regulatory capital. It also states that a similar increase or decrease in interest rates should not negatively impact net interest income or net income by more than 5% or 15%, respectively.

      The following schedule illustrates the effects on net interest income and net income over a one year period and the effects on net present value of Fidelity’s assets, liabilities and off-balance sheet items as a result of an immediate and sustained increase or decrease of 200 basis points in market rates of interest. In addition, it illustrates the effects on net interest income and net income of an immediate and sustained increase or decrease of 100 basis points in market rates of interest (dollars in thousands):

Rate Shock Analysis

	December 31, 2003		December 31, 2002

	+200 Basis	-200 Basis	+200 Basis	-200 Basis
Market Rates of Interest	Points	Points	Points	Points

Change in net present value	$(14,819)	$4,783	$(8,720)	$1,876

Change as a percent of total asset	1.36%	.44%	.82%	.18%

Percent change in net interest income	3.72%	(7.60)%	6.65%	(9.19)%

Percent change in net income	16.38%	(33.50)%	24.73%	(34.18)%

	December 31, 2003		December 31, 2002

	+100 Basis	-100 Basis	+100 Basis	-100 Basis
Market Rates of Interest	Points	Points	Points	Points

Percent change in net interest income	2.18%	(2.65)%	3.47%	(4.60)%

Percent change in net income	9.60%	(11.69)%	12.89%	(17.10)%

      At December 31, 2003, the analysis indicates that an immediate and sustained 200 basis point increase in market rates of interest would have a negative impact of $15 million on the net present value (equity at risk) of Fidelity compared to the approved tolerances of the lesser of 2% of assets or $22 million or 15% of total regulatory equity or $17 million. An immediate and sustained 200 basis point decrease in market rates of interest would have a positive impact of $9 million on the net present value of

Fidelity’s financial assets and liabilities. An immediate and sustained decrease of 200 basis points in market rates of interest would have a negative impact of 7.60% on net interest income and a negative impact of 33.50% on net income compared to approved tolerances of 5% and 15%, respectively. An immediate and sustained increase of 200 basis points in market rates of interest would have a positive impact on net interest income of 3.72% and on net income of 16.38%. The rate shock analysis at December 31, 2003, indicated that the effects of an immediate and sustained increase or decrease of 200 basis points in market rates of interest would not fall within policy parameters and approved tolerances for net interest income and net income. Since the last Federal Reserve action in June 2003, effectively reducing the overnight Federal funds rate to one percent, management believes that a 200 basis point decline in interest rates is remote, given the historically low market interest rates prevailing at December 31, 2003; therefore, a 100 basis point rate shock analysis has become management’s primary declining interest rate sensitivity measurement. This analysis indicated that an immediate and sustained 100 basis point decline in interest rates would have a negative impact of 2.65% and 11.69% on net interest income and net income, respectively, at December 31, 2003. Those results were well within established tolerances. The interest sensitivity asset gap at ninety days and six months was 15.65% and 8.59%, respectively at December 31, 2003, mitigated in part by a net sensitivity liability gap of 4.88% at one year.

      Fidelity has historically been asset sensitive to six months; however, it has been liability sensitive from six months to one year, largely mitigating the potential negative impact on net interest income and net income over a full year from a sudden and sustained decrease in interest rates. Likewise, historically the potential positive impact on net interest income and net income of a sudden and sustained increase in interest rates has been reduced over a one year period as a result of Fidelity’s liability sensitivity in the six month to one year time frame.

      As discussed previously, in October and December of 2003 approximately $70 million in Agency mortgage backed securities was purchased, primarily for purchases related to management’s plan to leverage the strong capital position of Fidelity by increasing the investment portfolio, funded in part with $45 million in laddered maturity long-term fixed rate borrowings utilizing a portion of the securities purchased as collateral for the debt (see “Investment Securities”). The funding with long-term fixed rate debt was utilized in part to mitigate the interest rate risk related to the purchases of fixed rate mortgage backed securities in a potentially rising interest rate environment.

      Prior to executing these transactions, management reviewed the effects of the transaction on net interest income and net income under multiple interest rate and cash flow scenarios generated with the assistance of several investment banking firms. The analyses all indicated that the negative effect on net interest income and net income with a 100 basis point decline in market rates of interest was within an acceptable range. The analyses also indicated that a 200 basis point or more drop in market rates of interest would have a significant negative impact on net interest income and net income. Given the prevailing historically low interest rates, the likelihood of a drop in market rates of interest in excess of 100 basis points was considered remote and the transactions were approved and executed. Thus, Fidelity’s asset sensitivity in the short term in a falling interest rate environment was increased, as the underlying residential mortgages making up the mortgage backed securities would tend to more rapidly prepay, particularly in the unlikely event of a greater than 100 basis point decline in current market rates of interest.

      This asset sensitivity in the short term was exacerbated at December 31, 2003, as the volume of maturing time deposits in the first quarter of 2004 was significantly lower than normal. This particular situation will correct itself by the end of the first quarter of 2004, as time deposit maturities are scheduled to increase significantly each quarter for the remainder of 2004.

      The negative impact on net present value (equity at risk) in a rising rate environment increased significantly as a result of the purchase of the $70 million in investment securities; however, $40 million of the total purchased was for the held-to-maturity portfolio and Fidelity will utilize these for pledging requirements, with no intent to liquidate them under any interest rate scenario.

      As discussed, the credit card line of business was sold in December 2002, with cash proceeds from the sale in excess of $80 million. Due to the infusion of the proceeds from the credit card line of business sale, which proceeds were placed in short-term investments until they could be efficiently and effectively redeployed, Fidelity was highly asset sensitive at December 31, 2002. This asset sensitivity is reflected in the results of the plus 200 basis point and minus 200 basis point rate shock analysis, which indicated that an increase in interest rates would have a substantial positive impact on both net interest income and net income, while a decrease in interest rates would have a very negative impact on both net interest income and on net income. The proceeds from the sale of the credit card line of business were fully deployed early in the first quarter of 2003 and the potential impact of interest rate increases and decreases returned to more normal levels during the first three quarters of 2003. For example, the negative impact on net interest income and net income at September 30, 2003, of an immediate and sustained 200 basis point decline in market rates of interest was 4.85% and 14.04%, respectively, and within approved tolerances.

      Rate shock analysis provides only a limited, point in time view of Fidelity’s interest rate sensitivity. The gap analysis also does not reflect factors such as the magnitude (versus the timing) of future interest rate changes and asset prepayments. The actual impact of interest rate changes upon Fidelity’s earnings and net present value may differ from that implied by any static rate shock measurement. In addition, Fidelity’s net interest income and net present value under various future interest rate scenarios are affected by multiple other factors not embodied in a static rate shock analysis, including competition, changes in the shape of the Treasury yield curve, divergent movement among various interest rate indices and the speed with which interest rates change.

Interest Rate Sensitivity

      The major elements used to manage interest rate risk include the mix of fixed and variable rate assets and liabilities and the maturity patterns of these assets and liabilities. It is Fidelity’s policy not to invest in derivatives. Fidelity performs a quarterly review of assets and liabilities that reprice and the time bands within which the repricing occurs. Balances generally are reported in the time band that corresponds to the instrument’s next repricing date or contractual maturity, whichever occurs first. However, fixed rate indirect automobile loans, mortgage backed securities and residential mortgage loans are primarily included based on scheduled payments with a prepayment factor incorporated. Through such analyses, Fidelity monitors and manages its interest sensitivity gap to minimize the effects of changing interest rates.

      The interest rate sensitivity structure within Fidelity’s balance sheet at December 31, 2003, indicated a cumulative net interest sensitivity liability gap of 4.88% when projecting out one year. In the near term, defined as 90 days, Fidelity had a cumulative net interest sensitivity asset gap of 15.65% at December 31, 2003. When projecting forward six months, Fidelity had a net interest sensitivity asset gap of 8.59%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. Fidelity’s policy states that the cumulative gap at the six month and one year period should generally not exceed 15% and 10%, respectively. Any interest rate risk associated with cumulative gap positions was mitigated in part in 2003 because of the net interest sensitivity asset gap in the near term and the net interest sensitivity liability gap at one year with a reduced net interest sensitivity asset position at six months. The six month and one year net interest sensitivity gaps were within policy parameters and approved tolerances. Fidelity’s interest rate shock analysis is generally considered to be a better indicator of interest rate risk. (See “Market Risk”).

      The following table illustrates Fidelity’s interest rate sensitivity at December 31, 2003, as well as the cumulative position at December 31, 2003 (dollars in thousands):

Interest Rate Sensitivity Analysis(1)	Table 4

	Repricing Within

	0-30	31-60	61-90	91-120	121-150	151-180	181-365	Over One
	Days	Days	Days	Days	Days	Days	Days	Year	Total

Interest-Earning Assets:
Investment securities available-for-sale	$343	$341	$338	$335	$333	$330	$328	$43,400	$45,748
Investment securities held-to- maturity	1,453	1,438	1,424	1,410	1,396	1,382	1,368	135,410	145,281
Loans	316,297	23,829	24,330	24,211	20,136	19,403	91,718	275,812	795,736
Loans held-for-sale	2,291	—	35,000	—	—	—	—	—	37,291
Federal funds sold	18,566	—	—	—	—	—	—	—	18,566
Due from banks — interest-earning	921	—		—	—	—	—	—	921

Total interest-earning assets	339,871	25,608	61,092	25,956	21,865	21,115	93,414	454,622	1,043,543

Interest-Bearing Liabilities:
Demand deposit accounts	5,575	5,575	5,575	5,575	5,575	5,575	33,450	44,600	111,500
Savings and NOW accounts	113,670	1,551	1,551	1,551	1,551	1,551	9,307	74,457	205,189
Money market accounts	4,758	4,758	4,758	4,758	4,758	4,758	28,548	38,064	95,160
Time deposits>$100,000	5,265	11,326	11,025	15,374	11,398	11,834	55,974	37,026	159,222
Time deposits<$100,000	12,031	12,224	15,173	21,784	11,416	21,231	106,153	116,896	316,908
Long term debt	—	—	15,000	—	—	—	—	65,925	80,925
Short-term borrowings	23,396	—	10,000	14,000	—	—	500	—	47,896

Total interest-bearing liabilities	164,695	35,434	63,082	63,042	34,698	44,949	233,932	376,968	$1,016,800

Interest-sensitivity gap	$175,176	$(9,826)	$(1,990)	$(37,086)	$(12,833)	$(23,834)	$(140,518)	$77,654	$26,743

Cumulative gap at 12/31/03	$175,176	$165,350	$163,360	$126,274	$113,441	$89,607	$(50,911)	$26,743

Ratio of cumulative gap to total interest-earning assets at 12/31/03	16.79%	15.85%	15.65%	12.10%	10.87%	8.59%	-4.88%	2.56%
Ratio of interest-sensitive assets to interest sensitive liabilities at (12/31/03)	206.36%	72.27%	96.85%	41.17%	63.01%	46.97%	39.93%	120.60%

(1)	Fidelity follows FDIC guidelines for non-maturity deposit accounts across multiple time bands. Savings and NOW accounts are equally distributed over 60 months with a limit of 40% of the total balance in the three to five year time frame except for approximately $84 million in a special savings account with a guaranteed rate through December 31, 2002, at which time the rate will adjust to a market rate of interest. This balance is reflected in the 0-30 day maturity time band, as any change in the rate will be effective for all of the following three months. Demand deposits and money market accounts are distributed over 36 months with a limit of 40% of the total balance in the one to three year time frame.

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

      Sources of liquidity include cash and cash equivalents, net of Federal requirements to maintain reserves against deposit liabilities; investment securities eligible for sale or pledging to secure borrowings from dealers and customers pursuant to securities sold under agreements to repurchase (“repurchase agreements”); loan repayments; loan sales; deposits and certain interest-sensitive deposits; nationally sourced deposits; a collateralized contingent line of credit at the Federal Reserve Bank Discount Window; a collateralized line of credit from the Federal Home Loan Bank of Atlanta (the “FHLB”); and borrowings under unsecured overnight Federal funds lines available from correspondent banks. In addition to interest rate-sensitive deposits, the Bank’s principal demand for liquidity is new loans and anticipated fundings under credit commitments to customers.

      Maintaining appropriate levels of capital is an important factor in determining the availability of critical sources of liquidity. Critical providers of liquidity could terminate or suspend liquidity availability or require additional or higher quality collateral in the event of a capital issue. At December 31, 2003, capital ratios significantly exceeded the Federal regulatory levels required for a well-capitalized institution. The capital of the Bank also significantly exceeded the levels required by the GDBF.

      Management seeks to maintain a stable net liquidity position while optimizing operating results, as reflected in net interest income, the net yield on earning assets and the cost of interest-bearing liabilities in particular. ALCO meets regularly to review Fidelity’s current and projected net liquidity position and to review actions taken by management to achieve this liquidity objective. Levels of total liquidity, short-term liquidity and short-term liquidity sources will be important in 2004 based on projected core loan growth and projected growth in indirect automobile lending and sales, with indirect automobile loans held-for-sale balances and individual pools of loans sold anticipated to be greater than in recent periods.

      Fidelity’s consolidated statements of cash flows included in the accompanying consolidated financial statements present certain information about cash flows from operating, investing and financing activities. Fidelity’s principal cash flows primarily relate to investing and financing activities, rather than operating activities. While the statements present the periods’ net cash flows from lending and deposit activities, it does not reflect certain important aspects of Fidelity’s liquidity described above, including (i) anticipated liquidity requirements under new and outstanding credit commitments to customers, (ii) intra-period volatility of deposits, particularly fluctuations in the volume of commercial customers’ noninterest-bearing demand deposits, and (iii) unused borrowings available under unsecured Federal funds lines, secured or collateralized lines, repurchase agreements, nationally sourced deposits and other arrangements. Fidelity’s principal source of operating cash flows is net interest income.

      The holding company, FSC, has limited liquidity, and it relies primarily on equity, subordinated debt and trust preferred security sales, interest income, management fees, and dividends from the Bank as sources of liquidity. Interest and dividends from subsidiaries ordinarily provide a source of liquidity to a bank holding company. The Bank pays interest on its subordinated debt and cash dividends on its preferred stock and common stock to FSC. Under the regulations of the GDBF, Bank dividends may not exceed 50% of the prior year’s net earnings without approval from the GDBF. If dividends received from the Bank were reduced or eliminated, FSC’s ability to pay dividends to its shareholders would be adversely affected.

      Net cash flows from operating activities primarily result from net income adjusted for the following noncash items: the provision for loan losses, depreciation, amortization and lower of cost or market adjustments, if any.

      Net cash flows provided by operating activities were positively impacted by proceeds from sales of other real estate, offset by an increase in loans held-for-sale, a decrease in accrued interest payable and a decease in other liabilities. Net cash flows used in investing activities were negatively impacted by a net increase of $74 million in investment securities. This increase resulted from purchases as part of management’s plan to redeploy the proceeds from the 2002 sale of the credit card line of business in early 2003 and the purchase of securities in October and December of 2003 to leverage the strong capital position of Fidelity, which purchases were offset in part by sales of securities and substantial prepayments of mortgage backed securities due to repayment of the underlying residential mortgage loans because of heavy volumes of home sales and refinancings during 2003. Also negatively impacting cash flows used in investing activities was an increase of $124 million in loans, offset in part by $79 million in proceeds from the sale of loans. Net cash flows provided by financing activities were positively impacted by net increases in demand deposits, money market accounts and savings accounts of $34 million, more than offset by a decrease of $52 million in time deposits as part of management’s plan to redeploy the proceeds from the 2002 sale of the credit card line of business and manage the net interest margin by offering lower rates on time deposits, resulting in a lower cost of funds and a runoff of time deposits, primarily from customers who had no other financial relationships with the Bank. Also positively impacting net cash flows provided by financing activities were increases of $31 million and $20 million in short-term and long-term debt, respectively. The increase in long-term debt was due to the obtaining of $45 million in laddered two year through five year maturity fixed rate debt in October and December of 2003 to fund in part the purchase of investment securities as part of management’s leveraging strategy to take advantage of Fidelity’s strong capital position and to mitigate the interest rate risk related to the purchases of fixed rate mortgage backed securities. Cash and cash equivalents declined $87 million for the year, primarily due to net cash flows used in investing activities.

      Net cash flows provided by operating activities were positively impacted in 2002 by a decrease in loans held-for-sale of $24 million. Indirect automobile loans held-for-sale decreased $27 million, based on the management decision to retain a greater percentage of reduced production in order to increase the owned portfolio. This decrease was offset in part by a $3 million increase in residential mortgage loans originated and held-for-sale. Net cash flows used in investing activities were negatively impacted by increases in investment securities of $16 million, exacerbated by a $99 million increase in net loan balances compared to proceeds from loan sales. Net cash flows from investing activities were positively impacted by $80 million in net cash provided by discontinued operations from the sale of the credit card line of business. Net cash flows provided by financing activities were positively impacted by a net increase of $88 million in deposits, offset in part by a decrease of $6 million and $25 million in long-term debt and short-term borrowings, respectively. Cash and cash equivalents increased $69 million for the year, primarily as a result of funds provided by financing activities and discontinued operations.

      Net cash flows used in operating activities were negatively impacted in 2001 by an increase in loans held-for-sale of $37 million. Indirect automobile loans held-for-sale increased $25 million, as fourth quarter production was reserved for sales in 2002. The balance of the increase was provided by residential mortgage loans originated and held-for-sale. Net cash flows used in investing activities were negatively impacted by increases in investment securities of $14 million, offset by a $7 million excess of proceeds from loan sales over increases in net loan balances and $11 million provided by discontinued operations, primarily is a result of declining credit card balances. Net cash flows provided by financing activities were positively impacted by a net increase of $18 million each in deposits and long-term debt and a $10 million increase in short-term borrowings. Cash and cash equivalents increased $15 million for the year, primarily as a result of funds provided by financing activities.

      Except for the level of the commercial loan, mortgage loan and indirect automobile loan charge-offs, nonperforming assets and concerns with certain commercial and construction portfolio loans, there are no known trends, events, or uncertainties of which Fidelity is aware that may have or that are likely to have a material adverse effect on Fidelity’s liquidity, capital resources or operations.

Loans

      During 2003, total loans outstanding, which include loans held-for-sale, increased $44 million or 5.5% to $833 million when compared to 2002. The increase in total loans outstanding was attributable primarily to growth in consumer installment loans, consisting primarily of indirect automobile loans, which increased $33 million or 8.8% to $413 million, real estate construction loans, which increased $9 million or 7.8% to $120 million and commercial loans which increased $7 million or 9.4% to $81 million. These increases were offset by a decrease in mortgage loans of $7 million or 3.9% to $182 million. Loans held-for-sale, consisting of consumer installment and mortgage loans, increased by $2 million or 5.1% to $37 million, with the increase of $18 million in consumer installment loans held-for-sale largely offset by the $16 million decrease in mortgage loans held-for-sale.

      During 2002, total loans outstanding, which include loans held-for-sale, increased $72 million or 10.1% to $789 million when compared to 2001. The increase in total loans outstanding was attributable to growth in consumer installment loans, which increased $63 million or 19.8% to $379 million, commercial loans which increased $11 million or 17.5% to $74 million, real estate construction loans which increased $13 million or 13.7% to $112 million and real estate mortgage loans which increased $9 million or 5.1% to $189 million. These increases were offset in part by a decrease in loans held-for-sale consisting of consumer installment loans and originated mortgage loans, which decreased $24 million or 40.4% to $35 million.

Loans, by Category	Table 5
(Dollars in thousands)

	December 31,

	2003	2002	2001	2000	1999

Loans:
Commercial, financial and agricultural	$72,504	$72,751	$61,685	$74,242	$66,092
Tax exempt commercial	8,144	967	1,043	1,114	1,189

Total commercial	80,648	73,718	62,728	75,356	67,281
Real estate — construction	120,179	111,510	98,051	98,520	69,254
Real estate — mortgage	181,762	189,038	179,821	207,722	175,770
Consumer installment	413,149	379,669	316,991	287,444	244,475

Loans	795,738	753,935	657,591	669,042	556,780
Allowance for loan losses	9,920	9,404	5,405	6,128	5,311

Loans, net	$785,818	$744,531	$652,186	$662,914	$551,469

Total Loans:
Loans	$795,738	$753,935	$657,591	$669,042	$556,780
Loans Held-for-Sale:
Mortgage loans	2,291	17,967	14,996	3,090	4,167
Consumer installment	35,000	17,500	44,500	19,500	61,000

Total loans held-for-sale	37,291	35,467	59,496	22,590	65,167

Total loans	$833,029	$789,402	$717,087	$691,632	$621,947

Loan Maturity and Interest Rate Sensitivity	Table 6
(Dollars in thousands)

	December 31, 2003

		One
	Within	Through	Over
	One Year	Five Years	Five Years	Total

Loan Maturity:
Commercial, financial and agricultural	$26,363	$43,004	$11,281	$80,648
Real estate — construction	103,394	14,750	2,035	120,179

Total	$129,757	$57,754	$13,316	$200,827

Interest Rate Sensitivity:
Selected loans with:
Predetermined interest rates:
Commercial, financial and agricultural	$9,474	$29,660	$6,723	$45,857
Real estate — construction	71	2,082	2,035	4,188
Floating or adjustable interest rates:
Commercial, financial and agricultural	16,890	13,344	4,558	34,792
Real estate — construction	103,322	12,668	—	115,990

Total	$129,757	$57,754	$13,316	$200,827

Credit Quality

      Credit quality risk in Fidelity’s loan portfolio provides the highest degree of risk for Fidelity. Fidelity manages and controls risk in the loan portfolio through adherence to standards established by senior management, combined with a commitment to producing quality assets, monitoring loan performance, developing profitable relationships and meeting the strategic loan quality and growth targets. Fidelity’s credit policies establish underwriting standards, place limits on exposures, which include concentrations and commitments, and set other limits or standards as deemed necessary and prudent. Also included in the policy, primarily determined by the amount and type of loan, are various approval levels, ranging from the branch or department level to those which are more centralized. Fidelity maintains a diversified portfolio intended to spread its risk and reduce its exposure to economic downturns, which may occur in different segments of the economy or in particular industries. Industry and loan type diversification are reviewed quarterly.

      Management has taken numerous steps to reduce credit risk in Fidelity’s loan portfolio and strengthen its credit risk management team and processes. As a result of this program, the average credit scores of indirect automobile loans have increased significantly over the years, to an average Beacon of 730 at December 31, 2003. Likewise, the sale of the merchant processing line of business and the credit card line of business have substantially reduced Fidelity’s exposure to unsecured credit risk. In addition, all credit policies have been reviewed and revised as necessary and experienced managers have been put in place to strengthen commercial lending and Credit Administration. With the improving economy and the resulting positive impact on the commercial and construction loan portfolios, the provision decreased significantly compared to 2002, while the allowance for loan losses as a percentage of loans has been maintained at 1.25%. Net charge-offs increased in 2003. However, total nonperforming assets at December 31, 2003, were significantly decreased compared to the end of 2002.

      Credit Administration regularly reports to senior management and the Loan and Discount Committee of the Board regarding the credit quality of the loan portfolio as well as trends in the portfolio and the adequacy of the allowance for loan losses. Credit Administration monitors loan concentration, production and loan growth, as well as loan quality. Credit Administration, independently of the lending departments, reviews all risk ratings and tests credits approved for adherence to Fidelity standards. Finally, Fidelity’s

Credit Administration also performs ongoing, independent reviews of the risk management process and adequacy of documentation. The results of its examinations are reported to the Loan and Discount Committee of the Board. The consumer collection function is centralized and automated to ensure timely collection of accounts and consistent management of risks associated with delinquent accounts.

Nonperforming Assets

      Nonperforming assets consist of nonaccrual and restructured loans, repossessions and other real estate. Nonaccrual loans are loans on which the interest accruals have been discontinued when it appears that future collection of principal or interest according to the contractual terms may be doubtful. Restructured loans are those loans whose terms have been modified, because of economic or legal reasons related to the debtor’s financial difficulties, to provide for a reduction in principal, change in terms, or modification of interest rates to below market levels. Repossessions include vehicles and other personal property which have been repossessed as a result of payment defaults on indirect automobile and commercial loans. Other real estate is real property acquired by foreclosure or directly by title or deed transfer in full or partial settlement of debt.

      Nonperforming assets at December 31, 2003 and 2002, were $4.1 million and $7.3 million, respectively. During 2003, other real estate decreased $1.7 million to $.9 million. There was a slight increase in repossessed assets, more than offset by a decrease of $1.5 million in nonaccrual loans. Nonperforming assets declined to $7.3 million in 2002 from $8.5 million at December 31, 2001. This decline was primarily due to decreases in other real estate and repossessed assets, offset in part by an increase nonaccrual loans.

      The ratio of nonperforming assets to loans and repossessed assets was .49% at December 31, 2003, compared to .92% and 1.18% at December 31, 2002 and 2001, respectively. The ratio of loans past due 90 days and still accruing to total loans was .02% at December 31, 2003, compared to .04% and .09% at December 31, 2002 and 2001, respectively.

      When a loan is classified as nonaccrual, to the extent collection is in question, previously accrued interest is reversed and interest income is reduced by the interest accrued in the current year. If any portion of the accrued interest had been accrued in the previous year, accrued interest is reduced and a charge for that amount is made to the allowance for loan losses, if significant. For 2003, the gross amount of interest income that would have been recorded on nonaccrual loans, if all such loans had been accruing interest at the original contract rate, was approximately $76,000 compared to $64,000 and $185,000 during 2002 and 2001, respectively. All interest income on nonaccrual loans was reversed and any payments applied to reduce the principal balance in 2003, 2002 and 2001.

Table 7

Nonperforming Assets

(Dollars in thousands)

	December 31,

	2003	2002	2001	2000	1999

Nonaccrual loans	$2,244	$3,756	$2,155	$5,760	$1,916
Repossessions	918	886	1,940	992	832
Other real estate	938	2,629	4,371	2,035	901

Total nonperforming assets	$4,100	$7,271	$8,467	$8,786	$3,650

Loans past due 90 days or more and still accruing	$195	$334	$664	$1,482	$296

Ratio of loans past due 90 days or more and still accruing to total loans	.02%	.04%	.09%	.21%	.05%
Ratio of nonperforming assets to total loans and repossessions	.49	.92	1.18	1.27	.59

      Management is not aware of any potential problem loans other than those disclosed in the table above, which would have a material adverse impact on asset quality. (See discussion regarding analyses of individual troubled loans in “Allowance for Loan Losses.”)

Allowance for Loan Losses

      The allowance for loan losses is established through provisions charged to operations. Such provisions are based on management’s and Credit Administration’s evaluation of the loan portfolio and commitments under current economic conditions, past loan loss experience, adequacy of underlying collateral, and such other factors which, in management’s judgment, deserve consideration in estimating loan losses. This analysis is separately performed for each major loan category. Loans are charged off when, in the opinion of management, such loans are deemed to be uncollectible. Subsequently, recoveries are added to the allowance.

      The evaluation results in an allocation of the allowance for loan losses by loan category. For all loan categories, historical loan loss experience adjusted for changes in the risk characteristics of each loan category, trends and other factors are used to determine the level of allowance required. Additional amounts are allocated based on the evaluation of the loss potential of individual troubled loans and the anticipated effect of economic conditions on both individual loans and loan categories. Since the allocation is based on estimates and subjective judgment, it is not necessarily indicative of the specific amounts or loan categories in which losses may ultimately occur.

      In determining the allocated allowance, the consumer portfolios are treated as homogenous pools. Specific consumer loan types include: direct and indirect automobile loans, other revolving, residential first mortgage and home equity loans. The allowance for loan losses is allocated to the consumer loan types based on historical net charge-off rates adjusted for any current or anticipated changes in these trends. The commercial, commercial real estate and business banking portfolios are evaluated separately. Within this group, every nonperforming loan is reviewed for a specific allocation. The allowance is allocated within the commercial portfolio based on a combination of historical loss rates, adjusted for those elements discussed in the preceding paragraph, and regulatory guidelines.

      In determining the appropriate level for the allowance, management ensures that the overall allowance appropriately reflects a margin for the imprecision inherent in most estimates of expected credit losses. This additional allowance, if any, is reflected in the unallocated portion of the allowance.

      At December 31, 2003, the allowance for loan losses was $9.9 million, or 1.25% of loans compared to $9.4 million, or 1.25% of loans at December 31, 2002. At December 31, 2001, Fidelity’s allowance for loan losses as a percentage of loans was .82%. Net charge-offs as a percent of average loans outstanding was .54% in 2003 compared to .38% for 2002 and .41% for 2001. The allowance allocated to commercial loans was $2.8 million at December 31, 2003. During 2003, commercial loan net charge-offs totaled $1.4 million. These charge-offs, coupled with a decline in specific allowances on several commercial loans included in adversely rated and problem loans at December 31, 2003, contributed to the $.8 million decrease in the allocated allowance required for commercial loans at December 31, 2003, compared to December 31, 2002. The allocated allowance for real estate construction loans increased $.1 million to $1.8 million at December 31, 2003 when compared to 2002, reflecting specific provisions on adversely rated loans. See “Provision for Loan Losses.” The amount of the allowance for loan losses allocated to commercial loans increased to $3.6 million at December 31, 2002, compared to $1.2 million at the end of 2001 due to the charge-offs of $.3 million during the year and the increase in specific provisions on several commercial loans included in adversely rated and problem loans at December 31, 2002. The amount of the allowance allocated to consumer installment loans increased to $4.5 million at December 31, 2003 compared to $3.8 million at December 31, 2002, due primarily to growth in the portfolio.

Allocation of the Allowance for Loan Losses	Table 8
(Dollars in thousands)

	December 31, 2003		December 31, 2002		December 31, 2001

	Allowance	%*	Allowance	%*	Allowance	%*

Commercial, financial and agricultural	$2,808	10.14%	$3,575	9.78%	$1,211	9.54%
Real estate — construction	1,777	15.10	1,665	14.79	259	14.91
Real estate — mortgage	292	22.84	189	25.07	228	27.35
Consumer installment	4,500	51.92	3,777	50.36	3,482	48.20
Unallocated	533	—	198	—	225	—

Total	$9,920	100.00%	$9,404	100.00%	$5,405	100.00%

	December 31, 2000		December 31, 1999

	Allowance	%*	Allowance	%*

Commercial, financial and agricultural	$1,736	11.26%	$634	12.08%
Real estate — construction	122	14.73	87	12.44
Real estate — mortgage	160	31.05	104	31.57
Consumer installment	3,815	42.96	4,159	43.91
Unallocated	295	—	327	—

Total	$6,128	100.00%	$5,311	100.00%

*	Percentage of respective loan type to loans.

Investment Securities

      The levels of taxable securities and short-term investments reflect Fidelity’s strategy of maximizing portfolio yields within overall asset and liability management parameters while providing for liquidity needs. Investment securities on an amortized cost basis totaled $191 million and $117 million at December 31, 2003 and 2002, respectively. The majority of the holdings are Agency mortgage-backed securities. The balance of investment securities was increased significantly in the first quarter of 2003 as part of management’s plan to redeploy the proceeds from the sale of the credit card line of business in December 2002. In October and December of 2003 approximately $70 million in Agency mortgage backed securities was purchased, $15 million of which was to replenish significant prepayments on the underlying residential mortgage loans making up the existing mortgage backed securities portfolio and the remainder purchased as part of management’s plan to leverage the strong capital position of Fidelity by increasing the investment portfolio, funded in part with $45 million in laddered maturity long-term fixed rate borrowings utilizing a portion of the securities purchased as collateral for the debt (see “Investment Securities”). The funding with long-term fixed rate debt was utilized in part to mitigate the interest rate risk related to the purchases of fixed rate mortgage backed securities in a rising interest rate environment. The increase at December 31, 2003, compared to December 31, 2002, was attributable to purchases of investment securities totaling $165 million, less $83 million in maturities and calls on Treasury and Agency securities and principal payments on mortgage-backed securities, as well as sales of securities totaling $8 million. This increase in investment securities provides liquidity support and provides collateral for public deposits and other borrowings.

      The estimated weighted average life of Fidelity’s securities portfolio was 7.4 years at December 31, 2003, compared to 4.3 years at December 31, 2002. The increase in the estimated weighted average life is attributed to the $70 million in purchases of newly issued agency mortgage backed securities in October and December of 2003 and the reduced refinancings and sales of residences in the fourth quarter of 2003 as a result of rising interest rates, which reduces prepayments on the mortgage backed securities. At December 31, 2003, approximately $145 million of investment securities were classified as available-for-sale, compared to $111 million at December 31, 2002. The net unrealized gain on these securities at

December 31, 2003 was $.4 million before taxes, compared to a net unrealized gain of $3.3 million before taxes at December 31, 2002.

      At December 31, 2003 and 2002, Fidelity classified all but $46 million and $9 million, respectively, of its investment securities as available-for-sale. Fidelity maintains a relatively high percentage of its investment portfolio as available-for-sale for possible liquidity needs related primarily to loan production, while held-to-maturity securities are utilized for pledging as collateral for public deposits and other borrowings.

Distribution of Investment Securities	Table 9
(Dollars in thousands)

	December 31,

	2003		2002		2001

	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies:	$—	$—	$27,220	$27,421	$6,233	$6,401
Mortgage-backed securities	186,619	187,300	85,149	88,397	88,323	87,879
Corporate notes — investment grade	—	—	—	—	1,946	1,942
Other investments	3,990	3,990	4,134	4,134	4,167	4,167

Total	$190,609	$191,290	$116,503	$119,952	$100,669	$100,389

Maturity Distribution of Investment Securities and Average Yields(1)	Table 10
(Dollars in thousands)

	December 31, 2003			December 31, 2002

	Amortized		Average	Amortized		Average
	Cost	Fair Value	Yield(2)	Cost	Fair Value	Yield(2)

Available-for-Sale:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies:
Due in less than one year	$—	$—	—%	$20,992	$20,990	1.19%
Due after one year through five years	—	—	—	5,000	5,067	5.83
Due after five years through ten years	—	—	—	1,228	1,364	5.12
Corporate notes — investment grade
Due after five years through ten years	—	—	—	—	—	—
Mortgage-backed securities	144,860	145,280	4.87	80,395	83,445	5.93

Total	$144,860	$145,280		$107,615	$110,866

Held-to-Maturity:
Total mortgage-backed securities	$41,759	$42,020	5.05%	$4,754	$4,952	5.74%

(1)	This table excludes equity investments in the Federal Reserve Bank of Atlanta and the Federal Home Loan Bank of Atlanta totaling $3,990 and $4,134 at December 31, 2003 and 2002, respectively, which have no maturity date.

(2)	Weighted average yields are calculated on the basis of the carrying value of the security.

Deposits and Funds Purchased

      Total deposits decreased $18 million or 2.0% during 2003 to $888 million at December 31, 2003, from $906 million at December 31, 2002, due primarily to a decrease in time deposits of $52 million or 9.9% to $476 million and a decrease in noninterest bearing demand deposits of $3 million or 2.2% to $112 million, offset in part by an increase in savings deposits of $25 million or 23.8% to $131 million and an increase in interest bearing demand deposits of $12 million or 7.4% to $169 million. The decrease in time deposits is attributable to a conservative pricing policy, which lowered the cost of interest bearing deposits to maintain the interest rate margin, as part of management’s strategy to deploy the proceeds from the sale of Fidelity’s credit card line of business, which occurred in late December 2002. The majority of the loss in time deposit balances occurred with customers having no other relationship with Fidelity.

      On an average balance basis, interest-bearing demand deposits increased $22 million, primarily as a result of commercial account growth, savings deposits increased $12 million, noninterest bearing demand deposits decreased $1 million and time deposits decreased $14 million. Core deposits, obtained from a broad range of customers and Fidelity’s largest source of funding, consist of all interest bearing and noninterest bearing deposits except time deposits over $100,000 and nationally sourced time deposits obtained through investment banking firms utilizing master certificates. Nationally sourced deposits totaled $50 million and $30 million at December 31, 2003 and 2002, respectively, and are included in time deposit balances under $100,000 in the consolidated balance sheets. Average interest bearing core deposits were $566 million and $544 million during 2003 and 2002, respectively.

      Total deposits as of December 31, 2002, increased $88 million or 10.8% to $906 million from $818 million as of December 31, 2001. Interest bearing demand and money market accounts increased $38 million and time deposits increased $44 million as all categories of deposits recorded increases in 2002 compared to 2001. On an average balance basis, interest-bearing demand deposits decreased $12 million, savings deposits increased $18 million and time deposits increased $1 million. Noninterest-bearing deposits are comprised of certain business accounts, including correspondent bank accounts and escrow deposits, as well as individual accounts. Average noninterest-bearing demand deposits totaling $106 million represented 15.7% of average core deposits in 2003 compared to an average balance of $107 million or 16.4% in 2002. The average amount of, and average rate paid on, deposits by category for the periods shown are presented below (dollars in thousands):

Selected Statistical Information For Deposits	Table 11

	December 31,

	2003		2002		2001

	Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing demand deposits	$105,758	—%	$106,625	—%	$104,707	—%
Interest-bearing demand deposits	162,306	1.22	140,240	1.79	128,131	2.96
Savings deposits	116,463	1.72	103,869	2.55	85,473	4.37
Time deposits	480,655	3.09	494,885	3.88	496,166	6.17

Total average deposits	$865,182	2.48	$845,619	3.30	$814,477	5.37

Maturity Distribution of Time Deposits

December 31, 2003
(Dollars in thousands)

		$100,000
	Other	or More	Total

Three months or less	$39,428	$27,616	$67,044
Over three through six months	54,431	38,606	93,037
Over six through twelve months	106,153	55,974	162,127
Over one through two years	88,042	24,090	112,132
Over two through three years	8,705	4,104	12,809
Over three through four years	19,099	7,934	27,033
Over four through five years	1,048	898	1,946
Over five years	2	—	2

Total	$316,908	$159,222	$476,130

Short-term Debt

      FHLB short-term borrowings totaled $24.5 million at December 31, 2003, consisting of a $10 million 4.12% fixed rate advance maturing March 15, 2004, a $14 million 5.26% fixed rate advance maturing April 12, 2004, and $.5 million drawn on a collateralized $18 million collateralized line maturing October 20, 2004, with a daily rate of interest comparable to an overnight Federal funds purchased rate applied to the outstanding balance, which rate was 1.20% on December 31, 2003. All FHLB advances are collateralized with certain residential and commercial real estate mortgage loans and Agency mortgage backed securities.

      Other short-term borrowings totaled approximately $23 million at December 31, 2003, consisting of $11 million of unsecured overnight Federal funds purchased through lines provided by commercial banks with a rate of 1.25% on December 31, 2003, and $12 million in overnight repurchase agreements with commercial customers at an average rate of 1.01%.

Schedule of Short-Term Borrowings(1)	Table 12

(Dollars in thousands)	Maximum				Weighted
	Outstanding at		Average		Average
	Any Month-	Average	Interest Rate	Ending	Interest Rate
Year Ended December 31,	End	Balance	During Year	Balance	at Year-End

2003	$56,656	$45,289	2.89%	$47,896	2.96%
2002	39,331	33,947	3.56	17,326	1.01
2001	49,402	31,278	4.50	42,362	2.91

(1)	Consists of Federal funds purchased, securities sold under agreements to repurchase, and borrowings from the FHLB that mature either overnight or on a fixed maturity not to exceed one year.

Trust Preferred Securities and Other Long-Term Debt

      Fidelity had $80.9 million of trust preferred securities and other long-term debt outstanding at December 31, 2003, consisting of $35.5 million in trust preferred securities, $45 million in long-term borrowings collateralized with mortgage backed securities, and $.4 million in first mortgages on other real estate owned.

      On June 26, 2003, Fidelity issued $15 million in Floating Rate Capital Securities (“Capital Securities”) of Fidelity Southern Statutory Trust 1 with a liquidation value of $1,000 per security. Interest is at a rate per annum equal to the 3-month London Interbank Borrowing Rate (“LIBOR”) plus 3.10%, with an initial rate of 4.16% and with the provision that prior to June 26, 2008, the rate shall not exceed

11.75%. The rate in effect on December 31, 2003, was 4.27%. The issuance has a final maturity of thirty years, but may be redeemed at any distribution payment date on or after June 26, 2008, at the redemption price of 100%. The proceeds are, to the extent allowable, included in Tier I capital by FSC, with any excess included in Tier 2 capital. The cash proceeds from this issuance were used to redeem the 8.50% subordinated notes described below.

      Subordinated notes of $15 million at a fixed rate of 8.5% and due January 31, 2006, were outstanding as of December 31, 2002. Only 40% of these subordinated notes qualified as regulatory capital when redeemed based on the maturity date. On June 27, 2003, notice was given of the redemption at par of all of Fidelity’s 8.50% subordinated notes effective July 28, 2003. The aggregate redemption price was $15 million plus aggregate accrued interest of $308,000. On the redemption date, the redemption price became due and payable and interest ceased to accrue. Approximately $.2 million in unamortized acquisition costs were charged off upon redemption of the subordinated debt.

      On March 23, 2000, Fidelity issued $10.5 million of 10 7/8% Fixed Rate Capital Trust Pass-through Securities (“Trust Preferred Securities”) of FNC Capital Trust I with a liquidation value of $1,000 per share. On July 27, 2000, Fidelity issued $10.0 million of 11.045% Fixed Rate Capital Trust Preferred Securities (“TPS”) of Fidelity National Capital Trust I with a liquidation value of $1,000 per share. Both issues have thirty year final maturities and are redeemable in whole or in part after ten years at declining redemption prices to 100% after twenty years. The Trust Preferred Securities the TPS, and the Capital Securities were sold in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Act”) and were not registered under the Act. The trusts used the proceeds from the sales to purchase Junior Subordinated Debentures of Fidelity.

      The proceeds of the trust preferred securities are, to the extent allowable, included in Tier I capital by FSC in the calculation of regulatory capital, with any excess included in Tier 2 capital and the payments by Fidelity to the Trust Preferred Securities, the TPS and the Capital Securities are fully tax deductible.

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses whether business enterprises must consolidate the financial statements of entities known as “variable interest entities”. Thus, FIN 46 may have an impact on how variable interest entities are reported on financial statements. Fidelity has adopted FIN 46 and through review and analysis has determined that Fidelity is the primary beneficiary of its trust preferred securities and that they should be consolidated for financial reporting purposes as of December 31, 2003 and 2002. FIN 46 was revised in December 2003 (“FIN 46 (Revised)”) and the revised interpretations clarify that trust preferred securities such as those issued by Fidelity must be deconsolidated for financial reporting purposes no later than the end of the first reporting period ending after March 15, 2004. Fidelity will adopt FIN 46 (Revised) in 2004 and deconsolidate its trust preferred securities. This deconsolidation is anticipated to have no material effect on the operations or financial condition of Fidelity or the Bank.

      The FRB has determined that Fidelity and other financial institutions regulated by it should continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes, with any excess included in Tier 2 capital, subject, together with other cumulative preferred stock, if any, to the 25 percent of Tier 1 capital limit, until notice is given to the contrary. The FRB has indicated that it will review the regulatory implications of any accounting treatment changes and, if necessary or warranted, will provide further appropriate guidance. Fidelity is currently assessing the impact of FIN 46 (Revised); however, the impact, if any, on Fidelity of FIN 46 (Revised) is expected to have no impact on the Bank’s capital ratios, operations or financial condition.

      On April 12, 1999, Fidelity entered into a $14 million five year European convertible advance with the FHLB maturing April 12, 2004, at a fixed rate of 5.26% with a one-time conversion option which was not exercised. On March 15, 2002, Fidelity renewed a $10 million two year 4.12% fixed rate advance with the FHLB maturing March 15, 2004, to extend liability maturities. Both of these advances were reclassified to short-term borrowings one year prior to their maturity dates.

      In October and December of 2003 approximately $70 million in fixed rate Agency mortgage backed securities was purchased, $15 million of which was to replenish significant repayments on the underlying residential mortgage loans making up the mortgage backed securities portfolio and the remainder purchased as part of management’s plan to leverage the strong capital position of Fidelity by increasing the investment portfolio, which purchases were funded in part with $45 million in laddered two year to five year maturity long-term fixed rate borrowings utilizing a portion of the securities purchased as collateral for the debt (see “Investment Securities”). The funding of the securities with long-term fixed rate debt was to mitigate the interest rate risk related to the purchases of fixed rate mortgage backed securities in a rising rate environment. The laddered fixed rate collateralized borrowings total $11 million in each of two year, three year and four year maturities and total $12 million in five year maturities at a blended average rate of 3.16%.

      During 2003 and 2002, Fidelity foreclosed on various real estate properties subject to long-term first mortgages. The balances of these first mortgages in the amount of $.4 million and $1.5 million at December 31, 2003 and 2002, respectively, are recorded as other real estate owned and as long-term debt obligations.

Shareholders’ Equity

      Shareholders’ equity at December 31, 2003 and 2002, was $71 million. Realized shareholders’ equity (shareholders’ equity excluding accumulated other comprehensive gain (loss), net of taxes (tax benefit)) was $71 million at December 31, 2003 and $69 million at December 31, 2002. The increase in realized shareholders’ equity in 2003 was a result of net income plus common stock issued, net of dividends paid.

      During 2003, Fidelity declared approximately $1.8 million in dividends on common stock compared to approximately $1.8 million in 2002 and 2001. The following schedule summarizes per share common stock dividends declared for the last three years:

	Dividends Declared

	2003	2002	2001

First Quarter	$.05	$.05	$.05
Second Quarter	.05	.05	.05
Third Quarter	.05	.05	.05
Fourth Quarter	.05	.05	.05

For the Year	$.20	$.20	$.20

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

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses whether business enterprises must consolidate the financial statements of entities known as “variable interest entities”. A variable interest entity is defined by FIN 46 to be a business entity which has one or both of the following characteristics:

(1) The equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and (2) The equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for risk of absorbing expected losses. FIN 46 initially applied immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtained an interest after that date. It was to be applied in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise held a variable interest that it acquired before February 1, 2003. In October 2003 the FASB determined to defer to December 15, 2003 from the third quarter the implementation date for FIN 46 issued earlier this year. This deferral only applied to variable interest entities that existed prior to February 1, 2003.

      Fidelity has adopted FIN 46 and through review and analysis has determined that Fidelity is the primary beneficiary of its trust preferred securities and that they should be consolidated for financial reporting purposes as of December 31, 2003 and 2002. FIN 46 was revised in December 2003 (“FIN 46 (Revised)”) and the revised interpretations clarify that trust preferred securities such as those issued by Fidelity must be deconsolidated for financial reporting purposes no later than the end of the first reporting period ending after March 15, 2004. Fidelity will adopt FIN 46 (Revised) in 2004 and deconsolidate its trust preferred securities. This deconsolidation is anticipated to have no material effect on the operations or financial condition of Fidelity or the Bank.

Quarterly Financial Information

      The following table sets forth, for the periods indicated, certain consolidated quarterly financial information of Fidelity. This information is derived from unaudited consolidated financial statements that include, in the opinion of management, all normal recurring adjustments which management considers necessary for a fair presentation of the results for such periods. The results for any quarter are not necessarily indicative of results for any future period. This information should be read in conjunction with Fidelity’s consolidated financial statements and the notes thereto included elsewhere in this report.

      The differences between the quarterly consolidated financial information for 2002 that follows and the financial information included in Form 10-Q’s and 10-K filed for respective quarters in 2002 are due solely to the separate reporting of income from discontinued operations. See “Discontinued Operations” and Note 3 to the Consolidated Financial Statements.

Consolidated Quarterly Financial Information (Unaudited)	Table 13
(In thousands except per share data)

	2003				2002

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest income	$13,911	$13,840	$14,407	$14,560	$14,524	$14,949	$14,121	$14,190
Interest expense	5,485	5,684	6,227	6,442	6,625	6,821	6,633	7,461

Net interest income	8,426	8,156	8,180	8,118	7,899	8,128	7,488	6,729
Provision for loan losses	1,000	1,950	800	1,000	2,844	1,623	937	1,264
Noninterest income before securities gains	2,762	3,282	3,808	3,384	3,735	3,677	3,921	7,818
Securities gains	—	—	—	331	—	205	32	63

Total noninterest income	2,762	3,282	3,808	3,715	3,735	3,882	3,953	7,881
Noninterest expense	9,126	8,788	9,042	9,646	9,144	10,362	9,338	9,631

Income (loss) from continuing operations before income taxes	1,062	700	2,146	1,187	(354)	25	1,166	3,715
Income tax expense (benefit)	245	105	667	325	(243)	26	367	1,223

Income (loss) from continuing operations	817	595	1,479	862	(111)	(1)	799	2,492

Discontinued Operations:
Income (loss) from discontinued operations after taxes	—	—	173	(95)	(124)	383	483	377
Net gain on disposal after taxes	—	—	—	—	7,097	—	—	—

Income (loss) from discontinued operations	—	—	173	(95)	6,973	383	483	377

Net income	$817	$595	$1,652	$767	$6,862	$382	$1,282	$2,869

Earnings (loss) per share from continuing operations:
Basic earnings (loss) per share	$.09	$.07	$.16	$.10	$(.01)	$—	$.09	$.28

Diluted earnings (loss) per share	$.09	$.07	$.16	$.10	$(.01)	$—	$.09	$.28

Earnings per share:
Basic earnings per share	$.09	$.07	$.18	$.09	$.78	$.04	$.14	$.33

Diluted earnings per share	$.09	$.07	$.18	$.09	$.77	$.04	$.14	$.33

Weighted average shares outstanding	8,874	8,864	8,863	8,859	8,855	8,852	8,840	8,782

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors

Fidelity Southern Corporation

      We have audited the accompanying consolidated balance sheets of Fidelity Southern Corporation and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fidelity Southern Corporation and Subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

January 14, 2004

Atlanta, Georgia

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,

	2003	2002

ASSETS
Cash and due from banks	$20,529	$32,144
Interest-bearing deposits with banks	921	25,339
Federal funds sold	18,566	69,455
Investment securities available-for-sale (amortized cost of $144,860 and $107,615 at December 31, 2003 and 2002, respectively) — Note 4	145,280	110,866
Investment securities held-to-maturity (approximate fair value of $46,010 and $9,086 at December 31, 2003 and 2002, respectively) — Note 4	45,749	8,888
Loans held-for sale	37,291	35,467
Loans — Note 5	795,738	753,935
Allowance for loan losses — Note 5	(9,920)	(9,404)

Loans, net	785,818	744,531
Premises and equipment, net — Note 6	13,916	14,744
Other real estate — Note 5	938	2,629
Net liabilities of discontinued operations	—	(1,189)
Accrued interest receivable	4,897	4,896
Other assets — Note 17	18,014	17,957

Total assets	$1,091,919	$1,065,727

LIABILITIES
Deposits — Note 7
Noninterest-bearing demand deposits	$111,500	$114,035
Interest-bearing deposits:
Demand and money market	169,357	157,652
Savings	130,992	105,810
Time deposits, $100,000 and over	159,223	177,423
Other time deposits	316,907	351,175

Total deposits	887,979	906,095
Federal Home Loan Bank short-term borrowings — Note 8	24,500	—
Other short-term borrowings — Note 8	23,396	17,326
Trust preferred securities — Note 9	35,500	20,500
Other long-term debt — Note 9	45,425	40,508
Accrued interest payable	2,786	4,301
Other liabilities — Note 17	1,207	6,223

Total liabilities	1,020,793	994,953

Commitments and contingencies — Notes 12 and 16
SHAREHOLDERS’ EQUITY — Note 13
Common Stock, no par value. Authorized 50,000,000; issued 8,888,939 and 8,866,624; outstanding 8,877,847 and 8,855,532 in 2003 and 2002, respectively	40,516	40,335
Treasury stock	(69)	(69)
Accumulated other comprehensive gain, net of tax	259	2,146
Retained earnings	30,420	28,362

Total shareholders’ equity	71,126	70,774

Total liabilities and shareholders’ equity	$1,091,919	$1,065,727

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Years Ended December 31,

	2003	2002	2001

Interest Income:
Loans, including fees	$49,913	$51,533	$57,221
Investment securities	6,610	5,861	5,685
Federal funds sold	155	323	996
Deposits with other banks	40	67	23

Total interest income	56,718	57,784	63,925
Interest Expense:
Deposits	18,817	22,106	33,801
Short-term borrowings	1,307	1,096	1,248
Trust preferred securities	2,614	2,067	2,019
Other long-term debt	1,100	2,270	2,516

Total interest expense	23,838	27,539	39,584
Net Interest Income	32,880	30,245	24,341
Provision for loan losses	4,750	6,668	2,007

Net Interest Income After Provision for Loan Losses	28,130	23,577	22,334
Noninterest Income:
Service charges on deposit accounts	4,989	4,919	4,013
Merchant activities	—	5,072	3,134
Mortgage banking activities	2,808	2,552	2,810
Brokerage activities	437	722	1,229
Indirect lending activities	2,574	2,945	4,371
Securities gains, net	331	300	600
Other operating income	2,428	2,940	3,923

Total noninterest income	13,567	19,450	20,080
Noninterest Expense:
Salaries and employee benefits	18,755	18,043	17,717
Furniture and equipment	2,756	3,013	3,076
Net occupancy	3,891	3,442	3,733
Merchant processing	—	1,161	2,224
Communication expenses	1,433	1,485	1,783
Professional and other services	3,043	4,109	5,822
Other operating expenses	6,724	7,222	5,900

Total noninterest expense	36,602	38,475	40,255

Income from continuing operations before income tax expense	5,095	4,552	2,159
Income tax expense	1,342	1,373	556

Income from continuing operations	$3,753	$3,179	$1,603
Discontinued Operations:
Income from discontinued operations after taxes	$78	$1,119	$907
Net gain on disposal after taxes	—	7,097	—

Income from discontinued operations (net of income taxes of $37, $4,914 and $556, respectively)	78	8,216	907

Net Income	$3,831	$11,395	$2,510

Earnings per share from continuing operations:
Basic earnings per share	$0.42	$0.36	$0.18

Diluted earnings per share	$0.42	$0.36	$0.18

Earnings per share:
Basic earnings per share	$0.43	$1.29	$0.29

Diluted earnings per share	$0.43	$1.28	$0.29

Weighted average shares outstanding — Basic	8,865,059	8,832,309	8,781,628

Weighted average shares outstanding — Fully Diluted	8,966,419	8,878,186	8,782,235

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)

					Accumulated
					Other
	Common Stock		Treasury Stock		Comprehensive
					Income (Loss)	Retained
	Shares	Amount	Shares	Amount	Net of Tax	Earnings	Total

Balance January 1, 2001	8,793	$39,817	11	$(69)	$(164)	$17,980	$57,564
Comprehensive income:
Net income from continuing operations	—	—	—	—	—	1,602	1,602
Net income from discontinued operations	—	—	—	—	—	907	907
Other comprehensive loss, net of tax	—	—	—	—	(47)	—	(47)

Comprehensive income	—	—	—	—	—	—	2,462
Common dividends declared ($.20 per share)	—	—	—	—	—	(1,756)	(1,756)

Balance December 31, 2001	8,793	39,817	11	(69)	(211)	18,733	58,270
Comprehensive income:
Net income from continuing operations	—	—	—	—	—	3,179	3,179
Net income from discontinued operations	—	—	—	—	—	1,119	1,119
Net income on disposal of discontinued operations	—	—	—	—	—	7,097	7,097
Other comprehensive gain, net of tax	—	—	—	—	2,357	—	2,357

Comprehensive income	—	—	—	—	—	—	13,752
Common stock issued under:
Employee benefit plans	10	82	—	—	—	—	82
Dividend reinvestment	2	24	—	—	—	—	24
Stock warrants	62	412	—	—	—	—	412
Common dividends declared ($.20 per share)	—	—	—	—	—	(1,766)	(1,766)

Balance December 31, 2002	8,867	40,335	11	(69)	2,146	28,362	70,774
Comprehensive income:
Net income from continuing operations	—	—	—	—	—	3,753	3,753
Net income from discontinued operations	—	—	—	—	—	78	78
Other comprehensive loss, net of tax	—	—	—	—	(1,887)	—	(1,887)

Comprehensive income	—	—	—	—	—	—	1,945
Common stock issued under:
Employee benefit plans	20	158	—	—	—	—	158
Dividend reinvestment	2	23	—	—	—	—	23
Common dividends declared ($.20 per share)	—	—	—	—	—	(1,773)	(1,773)

Balance December 31, 2003	8,889	$40,516	11	$(69)	$259	$30,420	$71,126

See accompanying notes to consolidated financial statements

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,

	2003	2002	2001

Operating Activities:
Net income from continuing operations	$3,753	$3,179	$1,603
Net income from discontinued operations	78	8,216	907
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	4,750	6,668	2,007
Depreciation and amortization of premises and equipment	2,063	2,114	2,293
Securities gains, net	(331)	(300)	(600)
Gains on loan sales	(567)	(781)	(1,566)
Proceeds from sales of other real estate	1,658	2,606	1,413
Loss (gain) on sale of other real estate	13	(69)	(214)
Net (increase) decrease in loans held-for-sale	(1,824)	24,029	(36,906)
Net (increase) decrease in accrued interest receivable	(1)	308	1,377
Net (decrease) increase in accrued interest payable	(1,515)	(140)	(1,557)
Net (decrease) increase in other liabilities	(5,016)	3,301	1,401
Net (increase) decrease in other assets	(57)	1,497	(2,461)
Other, net	1,386	(1,676)	27

Net cash flows provided by (used in) operating activities	4,390	48,952	(32,276)
Investing Activities:
Purchases of investment securities held-to-maturity	(39,877)	—	(800)
Maturities and calls of investment securities held-to-maturity	3,017	3,014	22,898
Sales of investment securities available-for-sale	7,761	8,560	17,465
Purchases of investment securities available-for-sale	(124,624)	(51,170)	(65,238)
Maturities and calls of investment securities available-for-sale	79,948	24,062	11,917
Net increase in loans	(124,162)	(188,110)	(122,611)
Purchases of premises and equipment	(1,235)	(888)	(387)
Proceeds from sale of loans	78,712	89,084	129,363
Net cash (used in) provided by discontinued operations	(1,189)	79,541	10,938

Net cash flows (used in) provided by investing activities	(121,649)	(35,907)	3,545
Financing Activities:
Net increase in demand deposits, money market accounts, and savings accounts	34,352	43,673	24,682
Net (decrease) increase in time deposits	(52,468)	44,340	(7,142)
Proceeds from issuance of Common Stock	181	518	—
Issuance (repayment) of long-term debt	19,918	(6,326)	17,834
Increase (decrease) in short-term borrowings	30,570	(25,036)	10,144
Dividends paid	(2,216)	(1,324)	(1,756)

Net cash flows provided by financing activities	30,337	55,845	43,762

Net (Decrease) Increase in Cash and Cash Equivalents	(86,922)	68,890	15,031
Cash and Cash Equivalents, Beginning of Year	126,938	58,048	43,017

Cash and Cash Equivalents, End of Year	$40,016	$126,938	$58,048

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$25,353	$30,499	$46,205

Income taxes	$3,650	$3,400	$461

Non-cash transfers to other real estate	$1,092	$996	$3,558

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

1.	Summary of Significant Accounting Policies

Basis of Presentation

      The consolidated financial statements include the accounts of Fidelity Southern Corporation and its wholly owned subsidiaries (collectively “Fidelity”). Fidelity Southern Corporation owns 100% of Fidelity Bank (the “Bank”) and owned and operated Fidelity National Capital Investors, Inc. as a full service brokerage company until April of 2003, at which time brokerage operations in that company were terminated. Fidelity is a financial services company which offers traditional banking, mortgage and investment services to its customers, who are typically individuals or small to medium sized businesses. All significant intercompany accounts and transactions have been eliminated in consolidation.

      The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States followed within the financial services industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate or other assets acquired in connection with foreclosures or in satisfaction of loans. Certain previously reported amounts have been reclassified to conform to current presentation. The credit card line of business was sold in December 2002. In accordance with the requirements of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the gain on the sale, earnings and net assets of the credit card business are shown separately in the financial statements, notes and supplemental schedules. Accordingly, all information in the annual report reflects continuing operations only, unless otherwise noted. See Note 3 “Discontinued Operations.” Fidelity principally operates in one business segment, which is community banking.

      The Bank identified a procedural problem in the processing of unamortized loan origination costs on certain charged-off consumer loans, resulting in a minor understatement of charge-offs over a period of years. The related amounts were insignificant to the Bank’s net charge-offs and earnings in each prior year. The financial statements and certain schedules reflect the restatement of certain previously reported results, and the current year impact was reflected in the 2003 results. Shareholders’ equity as of January 1, 2001, was reduced by $393,076 to $57.6 million to reflect the cumulative after-tax impact of the restatement for years through December 31, 2000. Reported net charge-offs for the years ended December 31, 2001 and 2002, were increased by $126,799 and $134,214, respectively, thereby reducing the respective year-end allowance for loan losses. There was no restatement of earnings for the years ended December 31, 2001 and 2002, as the allowance for loan losses for those years was more than sufficient to absorb the slightly higher charge-offs.

Cash and Cash Equivalents

      Cash and cash equivalents include cash, amounts due from banks and Federal funds sold. Generally, Federal funds are purchased and sold within one-day periods.

Investment Securities

      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” Fidelity classifies its investment securities in one of the following three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Fidelity does not engage in that activity. Held-to-maturity securities are those debt securities which Fidelity has the ability and

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

positive intent to hold until maturity. All other debt securities, not included in trading, held-to-maturity or marketable equity securities, are classified as available-for-sale.

      Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized gains and losses on trading securities are included in income. Unrealized gains and losses, net of related income taxes, on available-for-sale securities are excluded from income and are reported as a separate component of shareholders’ equity captioned “other comprehensive income (loss), net of tax” until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. The unrealized gains or losses included in the separate component of shareholders’ equity for securities transferred from available-for-sale to held-to-maturity, if any, are maintained and amortized into income over the remaining life of the related security as an adjustment to yield in a manner consistent with the amortization or accretion of premium or discount on the security. A decline in the fair value below cost of any available-for-sale or held-to-maturity security that is deemed other than temporary results in a charge to income and the establishment of a new cost basis for the security.

      Purchase premiums and discounts are amortized or accreted over the life of the related investment securities as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities sold are included in income and are derived using the specific identification method for determining the cost of securities sold.

Loans and Interest Income

      Loans are reported at principal amounts outstanding net of deferred fees and costs. Interest income is recognized in a manner that results in a level yield on principal amounts outstanding. Rate related loan fee income is included in interest income. Loan origination and commitment fees and certain direct origination costs are deferred and the net amount is amortized as an adjustment of the yield over the contractual lives of the related loans, taking into consideration assumed prepayments. The accrual of interest is discontinued when, in management’s judgment, it is determined that the collectibility of interest or principal is doubtful.

      For commercial, construction and real estate loans, the accrual of interest is discontinued and the loan categorized as non-accrual when, in management’s opinion, due to deterioration in the financial position of the borrower, the full repayment of principal and interest is not expected or principal or interest has been in default for a period of 90 days or more, unless the obligation is both well secured and in the process of collection within 30 days. Commercial, construction and real estate secured loans may be returned to accrual status when management expects to collect all principal and interest and the loan has been brought fully current or the loan becomes well secured and in the process of collection. Interest received on well collateralized nonaccrual loans is recognized on the cash basis. If the commercial, construction on real estate secured loans is not well collateralized, payments are applied to principal.

      Consumer loans are placed on nonaccrual upon becoming 90 days past due or sooner if, in the opinion of management, the full repayment of principal and interest is not expected. On consumer loans, any payment received on a loan on which the accrual of interest has been suspended is applied to reduce principal.

      When a well collateralized loan is placed on nonaccrual, accrued interest is not reversed. For other loans, interest accrued during the current accounting period is reversed, interest accrued in prior periods, if significant, is charged off and adjustments to principal made if the collateral related to the loan is deficient.

      Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate, or at the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. Impaired loans are specifically reviewed loans for which it is

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

probable that Fidelity will be unable to collect all amounts due according to the terms of the loan agreement. A valuation allowance is required to the extent that the measure of impaired loans is less than the recorded investment. SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” does not apply to large groups of smaller balance, homogeneous loans, which are consumer installment loans, and which are collectively evaluated for impairment. Smaller balance commercial loans are also excluded from the application of the statement. Interest on impaired loans is reported on the cash basis as received when the full recovery of principal and interest is anticipated, or after full principal and interest has been recovered when collection of interest is in question.

Allowance for Loan Losses

      The allowance for loan losses is established and maintained through provisions charged to operations. Such provisions are based on management’s evaluation of the loan portfolio, including commitments and concentrations, current economic conditions, the economic outlook, past loan loss experience, adequacy of underlying collateral, and such other factors which, in management’s judgment, deserve consideration in estimating loan losses. Loans are charged off when, in the opinion of management, such loans are deemed to be uncollectible. Subsequent recoveries are added to the allowance.

      A formal review of the allowance for loan losses is prepared quarterly to assess the probable credit risk inherent in the loan portfolio, including concentrations, and to determine the adequacy of the allowance for loan losses. For purposes of the quarterly management review, the consumer loan portfolio is separated by loan type and each loan type is treated as a homogeneous pool. In accordance with the Interagency Policy Statement on the Allowance for Loan and Lease Losses, issued by the Office of the Comptroller of the Currency, Federal Deposit Insurance Corporation, Federal Reserve Board and Office of Thrift Supervision, the level of allowance required for each loan type is determined based upon trends in charge-off rates for each loan type, adjusted for changes in these pools, which includes current information on the payment performance of each loan type. Every commercial, commercial real estate and construction loan is assigned a risk rating using established credit policy guidelines. A projected loss allocation factor is determined for each commercial and construction loan category based on historic charge-off experience, current trends, economic conditions and other factors. These risk factors are periodically reviewed by Credit Administration, which is independent of the lending units. The risk factor, when multiplied times the dollar value of loans, results in the amount of the allowance for loan losses allocated to these loans. Every nonperforming commercial, commercial real estate and construction loan 90 days or more past due is reviewed monthly by Credit Administration to determine the level of loan losses required to be specifically allocated to these impaired loans. The amount so determined is then added to the previously allocated allowance by category to determine the required allowance for commercial, commercial real estate and construction loans. The allowance allocated to standby letters of credit is determined by historical loss information associated with these off-balance sheet items. Management reviews its allocation of the allowance for loan losses versus actual performance of each of its portfolios and adjusts allocation rates to reflect the recent performance of the portfolio, as well as current underwriting standards and other factors which might impact the estimated losses in the portfolio.

      In determining the appropriate level for the allowance, management ensures that the overall allowance appropriately reflects a margin for the imprecision inherent in most estimates of expected credit losses. This additional allowance may be reflected in an unallocated portion of the allowance. Based on management’s periodic evaluation of the allowance for loan losses, a provision for loan losses is charged to operations if additions to the allowance are required.

      Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

examination process, periodically review Fidelity’s allowance for loan losses. Such agencies may require Fidelity to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

      Additionally, contractually outstanding and undisbursed loan commitments have a loss factor applied similar to the outstanding balances of loan portfolios. Additions to the reserve for outstanding loan commitments are not included in the allowance for loan losses but instead are included in other liabilities, and are reported as other operating expenses and not included in the provision for loan losses.

      A substantial portion of Fidelity’s loans is secured by real estate located in the metropolitan Atlanta, Georgia area. In addition, most of Fidelity’s other real estate and most consumer loans are located in this same market area. Accordingly, the ultimate collectibility of a substantial portion of the loan portfolio and the recovery of a substantial portion of the carrying amount of other real estate are susceptible to changes in market conditions in this market area.

Loans Held-For-Sale

      Loans held-for-sale include certain originated mortgage loans and certain indirect automobile loans at December 31, 2003 and 2002. Those loans held-for-sale are recorded at the lower of cost or market. For mortgage loans, this is determined by outstanding commitments from investors for committed loans and on the basis of current delivery prices in the secondary mortgage market for any uncommitted loans. For indirect automobile loans, the lower of cost or market is determined based on evaluating the market value of the pool selected for sale. Based upon commitment pricing and available market information, no valuation adjustment was required at December 31, 2003 or 2002, as the fair values or committed sales prices for such loans held-for-sale approximated or exceeded their carrying values. There are certain regulatory capital requirements which must be met in order to qualify to originate certain loans and these capital requirements are monitored to assure compliance.

      Gains and losses on sales of loans are recognized at the settlement date. Gains and losses are determined as the difference between the net sales proceeds, including the estimated value associated with excess or deficient servicing fees to be received, and the carrying value of the loans sold.

Premises and Equipment

      Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the lease term or estimated useful life, whichever is shorter.

Other Real Estate

      Other real estate represents property acquired through foreclosure or deed in lieu of foreclosure in satisfaction of loans. Other real estate is carried at the lower of cost or fair value less estimated selling costs. Fair value is determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources and may include undivided interests in the fair value of other repossessed assets. Any excess of the loan balance at the time of foreclosure or acceptance in satisfaction of loans over the fair value less selling costs of the real estate held as collateral is treated as a loan loss and charged against the allowance for loan losses. Gain or loss on sale and any subsequent adjustments to reflect changes in fair value and selling costs are recorded as a component of income. Based on appraisals, environmental tests and other evaluations as necessary, superior liens, if any, may be serviced or satisfied and repair or capitalizable expenditures may be incurred in an effort to maximize recoveries.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

      Fidelity files a consolidated Federal income tax return. Taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under the liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Income Per Common Share

      Earnings per share are presented in accordance with requirements of SFAS No. 128, “Earnings Per Share”. Any difference between basic earnings per share and diluted earnings per share is a result of the dilutive effect of stock options.

Stock Options

      Fidelity has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise prices of Fidelity’s stock options equal or are greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses whether business enterprises must consolidate the financial statements of entities known as “variable interest entities”. A variable interest entity is defined by FIN 46 to be a business entity which has one or both of the following characteristics: (1) The equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and (2) The equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for risk of absorbing expected losses. FIN 46 initially applied immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtained an interest after that date. It was to be applied in the first fiscal year or interim period beginning after June 15, 2003,

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to variable interest entities in which an enterprise held a variable interest that it acquired before February 1, 2003. In October 2003 the FASB determined to defer the implementation date for FIN 46. This deferral only applied to variable interest entities that existed prior to February 1, 2003.

      Fidelity has adopted FIN 46 and through review and analysis has determined that Fidelity is the primary beneficiary of its trust preferred securities and that they should be consolidated for financial reporting purposes as of December 31, 2003 and 2002. FIN 46 was revised in December 2003 (“FIN 46 (Revised)”) and the revised interpretations clarify that trust preferred securities such as those issued by Fidelity must be deconsolidated for financial reporting purposes no later than the end of the first reporting period ending after March 15, 2004. Fidelity will adopt FIN 46 (Revised) in 2004 and deconsolidate its trust preferred securities. This deconsolidation is anticipated to have no material effect on the operations or financial condition of Fidelity or the Bank.

2.	Regulatory Agreements

      The Board of Governors of the Federal Reserve (the “FRB”) is the principal regulator of Fidelity Southern Corporation (“FSC”), a bank holding company. Fidelity Bank, (the “Bank”) is a state chartered commercial bank subject to Federal and state statutes applicable to banks chartered under the banking laws of the State of Georgia, to members of the Federal Reserve System and to banks whose deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”), the Bank’s primary Federal regulator. The Bank is a wholly-owned subsidiary of Fidelity. The FRB, the FDIC and the Georgia Department of Banking and Finance (the “GDBF”) have established capital adequacy requirements as a function of their oversight of bank holding companies and state chartered banks. Each bank holding company and each bank must maintain certain minimum capital ratios.

      The Bank’s principal Federal regulator is the FDIC and the GDBF is the State regulator. The FDIC and the GDBF examine and evaluate the financial condition, operations, and policies and procedures of state chartered commercial banks, such as the Bank, as part of their legally prescribed oversight responsibilities. In 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“1991 Act”) was adopted. Additional supervisory powers and regulations mandated by the 1991 Act include a “prompt corrective action” program based upon five regulatory zones for banks in which all banks are placed, largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank’s financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank’s capital leverage ratio reaches 2%. Better capitalized institutions are subject to less onerous regulation and supervision than banks with lesser amounts of capital.

      To implement the prompt corrective action provisions of the 1991 Act, the FDIC adopted regulations, which became effective on December 19, 1992, placing financial institutions in the following five categories based upon capitalization ratios: (i) a “well capitalized” institution has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based ratio of at least 6% and a leverage ratio of at least 5%; (ii) an “adequately capitalized” institution has a total risk-based ratio of at least 8%, a Tier 1 risk-based ratio of at least 4% and a leverage ratio of at least 4%; (iii) an “undercapitalized” institution has a total risk-based ratio of under 8%, a Tier 1 risk-based ratio of under 4% or a leverage ratio of under 3%; (iv) a “significantly undercapitalized” institution has a total risk-based ratio of under 6%, a Tier 1 risk-based ratio of under 3% or a leverage ratio of under 3%; and (v) a “critically undercapitalized” institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories are prohibited from declaring dividends or making capital distributions. The regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital.

      Fidelity’s application to the GDBF for the conversion of the Bank’s national bank charter to a Georgia chartered commercial bank was approved on April 6, 2003. The Bank’s Board of Directors

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approved proceeding with the conversion. All required notices were made and the conversion took place as of the close of business on May 9, 2003, at which time the Bank became a Georgia chartered commercial bank, subject solely to the regulations of and supervision by the GDBF and the FDIC. At that time, the Bank’s name was changed from Fidelity National Bank to Fidelity Bank. Pursuant to the approval of the GDBF, the Bank agreed, among other things, to maintain a leverage capital ratio of not less than 7.00% for the twenty-four month period following the conversion. The Bank’s leverage capital ratio as of December 31, 2003, was 8.90%.

      On March 21, 2002, FNC’s Board of Directors adopted a resolution requested by the Federal Reserve Bank of Atlanta (“FRB”) (“Board Resolution”). The Board Resolution, which related to the Federal Reserve Bank’s inspections of Fidelity as of December 31, 2000 and September 31, 2001, among other things, prohibited Fidelity from redeeming its common stock, paying dividends on its common stock or incurring debt without the prior approval of the FRB. With FRB authorization, the Board Resolution was lifted on June 11, 2003.

      On September 5, 2001, the Bank entered into an agreement with the Office of the Comptroller of the Currency (“OCC”) stemming from the OCC’s examination as of December 31, 2000 (the “Letter Agreement”). The Letter Agreement, among other things, placed certain restrictions and requirements on the Bank including minimum capital levels, restrictions on dividends without a no objection confirmation to requests submitted for payment of dividends and a review of and strengthening of loan policies and internal controls. With the conversion of the Bank to a state charter, the Bank is no longer subject to the regulations of or supervision by the OCC or subject to the Letter Agreement.

      Capital leverage ratio standards require a minimum ratio of capital to adjusted total assets (“leverage ratio”) for the Bank of 4.0%. Institutions experiencing or anticipating significant growth or those with other than minimum risk profiles may be expected to maintain capital above the minimum levels.

      The table below sets forth the capital requirements for the Bank under FDIC regulations and the Bank’s capital ratios at December 31, 2003 and 2002:

	FDIC Regulations
			December 31,
	Adequately	Well
Capital Ratios	Capitalized	Capitalized	2003	2002

Leverage	4.00%	5.00%	8.90%	8.60%
Risk-Based Capital:
Tier 1	4.00	6.00	10.19	10.60
Total	8.00	10.00	12.39	12.42

      Pursuant to the approval of the GDBF, the Bank agreed, among other things, to maintain a leverage capital ratio of not less than 7.00% for the twenty-four month period following the conversion. The Bank’s leverage capital ratio as of December 31, 2003, was 8.90%.

      The Board of Governors of the Federal Reserve System (“FRB”) is the principal regulator of Fidelity Southern Corporation, a bank holding company. The FRB has established capital requirements as a function of its oversight of bank holding companies.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table depicts Fidelity’s capital ratios at December 31, 2003 and 2002, in relation to the minimum capital ratios established by the regulations of the FRB (dollars in thousands):

	December 31, 2003		December 31, 2002

	Amount	Percent	Amount	Percent

Tier 1 Capital:
Actual	$94,488	10.33%	$89,129	10.38%
Minimum	36,584	4.00	34,342	4.00

Excess	$57,904	6.33%	$54,787	6.38%

Total Risk-Based Capital:
Actual	$116,482	12.74%	$107,715	12.55%
Minimum	73,168	8.00	68,684	8.00

Excess	$43,314	4.74%	$39,031	4.55%

Tier 1 Capital Leverage Ratio:
Actual		9.03%		8.42%
Minimum		3.00		3.00

Excess		6.03%		5.42%

      Set forth below are Fidelity’s pertinent capital ratios under FRB regulations as of December 31, 2003 and 2002:

	FRB Regulations
			December 31,
	Adequately	Well
Capital Ratios	Capitalized	Capitalized	2003	2002

Leverage	3.00%	5.00%	9.03%	8.42%
Risk-Based Capital:
Tier 1	4.00	6.00	10.33	10.38
Total	8.00	10.00	12.74	12.55

      As discussed in “Recent Accounting Pronouncements” in Note 1, FIN 46 (Revised) requires that Fidelity’s trust preferred securities must be deconsolidated for financial reporting purposes no later than the end of the first reporting period ending after March 15, 2004. The FRB has determined that Fidelity and other financial institutions regulated by it should continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes, with any excess included in Tier 2 capital, subject, together with other cumulative preferred stock, if any, to the 25 percent of Tier 1 capital limit, until notice is given to the contrary. The FRB has indicated that it will review the regulatory implications of any accounting treatment changes and, if necessary or warranted, will provide further appropriate guidance. Fidelity has concluded that FIN 46 (Revised) is not expected to have a material impact on the Bank’s capital ratios, operations or financial condition.

3.	Discontinued Operations

      In December 2002, Fidelity sold its credit card line of business, including all of its credit card accounts and outstanding balances. Fidelity recorded a net gain after taxes of $7.1 million as a result of this transaction. Fidelity serviced the credit card portfolio on a fee basis until May 15, 2003, at which time the servicing was transferred to the purchaser’s servicing systems.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In accordance with accounting principles generally accepted in the United States, the gain on sale, earnings and net assets of the credit card business are shown separately in the Consolidated Statements of Income and the Consolidated Balance Sheets, respectively, for all periods presented. Accordingly, all information in these consolidated financial statements reflects continuing operations only, unless otherwise noted.

      There were no net assets related to the credit card line of business at December 31, 2003, and the net assets at December 31, 2002, totaled a negative $1.2 million related to the servicing of the credit card portfolio for the purchaser. The condensed income statements for the credit card line of business follow. For purposes of calculating an imputed cost of funds for 2002 and 2001, the average annual net assets of the credit card line of business were assumed to have been funded proportionately by all interest bearing liabilities of Fidelity at an interest rate equal to the annual cost of each applied to its average annual balance. Expenses for all periods include all direct costs of the credit card business and certain other allocated costs estimated to be eliminated as a result of the sale and the transfer of the servicing of the credit card portfolio to the purchaser’s servicing systems.

Condensed Income Statements

(Dollars in thousands)

	Years Ended December 31,

	2003	2002	2001

Interest income	$—	$12,365	$14,426
Interest expense	—	(2,819)	(5,065)

Net interest income	—	9,546	9,361
Provision for loan losses	—	(5,200)	(5,442)

Net interest income after provision for loan losses	—	4,346	3,919
Noninterest income	1,452	1,427	1,601
Noninterest expense	(1,338)	(4,089)	(4,056)

Income before income tax expense	114	1,684	1,464
Income tax expense	(36)	(565)	(557)

Net income before gain on sale	78	1,119	907
Gain on sale, net of taxes	—	7,097	—

Net income	$78	$8,216	$907

4.	Investment Securities

      The balance of investment securities was increased significantly in the first quarter of 2003 as part of management’s plan to redeploy the proceeds from the sale of the credit card line of business in December 2002. In October and December of 2003 approximately $70 million in Agency mortgage backed securities was purchased, $15 million of which was to replenish significant repayments on the underlying residential mortgage loans making up the mortgage backed securities portfolio and the remainder purchased as part of management’s plan to leverage the strong capital position of Fidelity by increasing the investment portfolio, funded in part, given the historically low market interest rates at December 31, 2003, with $45 million in laddered maturity long-term fixed rate borrowings utilizing a portion of the securities purchased as collateral for the debt. The funding with long-term fixed rate debt was utilized in part to mitigate the

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest rate risk related to the purchases of fixed rate mortgage backed securities in a rising interest rate environment.

      Investment securities at December 31, 2003 and 2002, are summarized as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Securities available-for-sale at December 31, 2003:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$—	$—	$—	$—
Mortgage-backed securities	144,860	1,206	(786)	145,280

Total	$144,860	$1,206	$(786)	$145,280

Securities available-for-sale at December 31, 2002:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$27,220	$201	$—	$27,421
Corporate notes — investment grade	—	—	—	—
Mortgage-backed securities	80,395	3,050	—	83,445

Total	$107,615	$3,251	$—	$110,866

Securities held-to-maturity at December 31, 2003:
Mortgage-backed securities	$41,759	$261	$—	$42,020
Other securities	3,990	—	—	3,990

Total	$45,749	$261	$—	$46,010

Securities held-to-maturity at December 31, 2002:
Mortgage-backed securities	$4,754	$198	$—	$4,952
Other securities	4,134	—	—	4,134

Total	$8,888	$198	$—	$9,086

      Proceeds from sales of investment securities available-for-sale during 2003 and 2002 were $8 million and $9 million, respectively. Gross gains of $.3 million for 2003 and 2002 were realized on those sales. Proceeds from the sale of investment securities were $17 million in 2001 with related gross gains of $.6 million. Income tax expense related to the sale of securities was $.1 million in 2003 and 2002 and $.2 million in 2001. There were no investments held in trading accounts during 2003, 2002, or 2001.

      The following table depicts the amortized cost and estimated fair value of investment securities at December 31, 2003 and 2002, by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Also, other securities, which consist of Federal Reserve Bank common stock and

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Federal Home Loan Bank common stock totaling $4 million at December 31, 2003 and 2002, are not included in the following table, as they have no stated maturity (dollars in thousands):

	December 31, 2003		December 31, 2002

	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

Available-for-Sale
U.S. Treasury securities and obligations of U.S. Government corporations and agencies:
Due in less than one year	$—	$—	$20,992	$20,990
Due after one year through five years	—	—	5,000	5,067
Due after five years through ten years	—	—	1,228	1,364

	—	—	27,220	27,421
Mortgage-backed securities	144,860	145,280	80,395	83,445

Total	$144,860	$145,280	$107,615	$110,866

Held-to-Maturity
Mortgage-backed securities	$41,759	$42,020	$4,754	$4,952

      The following table reflects the gross unrealized losses and fair values of investment securities with unrealized losses at December 31, 2003, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less Than 12 Months

	Fair Value	Unrealized Losses

Available-for-Sale
Mortgage-backed securities	$41,090	$786
Held-to-Maturity	—	—

Total temporarily impaired securities	$41,090	$786

      No individual investment securities have been in a continuous unrealized loss position in excess of twelve months. All investment securities at December 31, 2003, other than required regulatory common stock investments, were agency pass-through mortgage-backed securities and the unrealized loss positions resulted from market interest rate changes and are considered temporary.

      Investment securities with a carrying value of approximately $154 million and $92 million at December 31, 2003 and 2002, respectively, were pledged as collateral for public deposits totaling $48 million and $52 million, respectively; securities sold under overnight and term agreements to repurchase totaling $14 million and $22 million, respectively; Federal Home Loan Bank borrowings totaling $38 million and $14 million, respectively; collateral for long-term fixed rate laddered maturity borrowings in 2003 totaling $50 million; and certain other long-term borrowings and for other purposes required by law totaling $4 million for 2003 and 2002.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Loans

      Loans outstanding, by classification, are summarized as follows (dollars in thousands):

	December 31,

	2003	2002

Real estate — mortgage	$181,762	$189,038
Real estate — construction	120,179	111,510
Commercial, financial and agricultural	80,648	73,718
Consumer installment	413,149	379,669

Total loans	795,738	753,935
Less: Allowance for loan losses	9,920	9,404

Loans, net	$785,818	$744,531

      Loans held-for-sale at December 31, 2003 and 2002, totaled $37 million and $35 million, respectively, of which $2 million and $18 million, respectively, were originated mortgage loans and $35 million and $17 million, respectively, were indirect automobile loans. Fidelity had loan participations sold without recourse in the amount of $7 million and $8 million at December 31, 2003 and 2002, respectively. Fidelity was servicing for others approximately 17,000 indirect automobile loans totaling $185 million at December 31, 2003 and approximately 20,000 indirect automobile loans totaling $206 million, as well as 40,000 credit card loans totaling $74 million on an interim servicing basis for the acquirer of that line of business at December 31, 2002. Fidelity was also servicing 36 Small Business Administration (“SBA”) loan participations totaling $7 million at December 31, 2003, and 45 SBA loan participations totaling $10 million at December 31, 2002.

      Approximately $5 million and $11 million in commercial loans and $7 million and $17 million in residential real estate mortgage loans were pledged to the Federal Home Loan Bank of Atlanta (“FHLB”) at December 31, 2003 and 2002, respectively, as collateral for short-term borrowings. Approximately $114 million and $112 million in indirect automobile loans were pledged to the Federal Reserve Bank of Atlanta at December 31, 2003 and 2002, respectively, as collateral for Discount Window contingent borrowings.

      Loans in nonaccrual status totaled approximately $2 million and $4 million at December 31, 2003 and 2002, respectively. The average recorded investment in impaired loans during 2003 and 2002 was approximately $4 million and $2 million, respectively. If such impaired loans had been on a full accrual basis, interest income on these loans would have been approximately $.1 million in 2003 and 2002. Any interest recognized on impaired loans during 2003, 2002 and 2001 was not significant.

      Loans totaling approximately $1 million, $1 million and $4 million were transferred to other real estate in 2003, 2002 and 2001, respectively. Various other real estate acquired through foreclosure or through deed in lieu of foreclosure in satisfaction of loans, which properties were subject to long-term first mortgages totaling approximately $.4 million, $2 million and $3 million at December 31, 2003, 2002 and 2001, respectively, are included in other real estate and long-term debt. In 2003, 2002 and 2001, Fidelity recorded write-downs of $.1 million, $.2 million and $.1 million, respectively, on commercial and residential real estate owned properties as a result of impairment to their values. There were proceeds from sales of approximately $2 million, $3 million and $1 million from other real estate owned by Fidelity in 2003, 2002 and 2001, respectively. Loans are reported net of deferred loan fees of $1 million at December 31, 2003 and 2002.

      Fidelity has loans outstanding to various executive officers, directors, and their associates. Management believes that all of these loans were made in the ordinary course of business on substantially

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other customers, and did not involve more than the normal risk. The following is a summary of activity during 2003 for such loans (dollars in thousands):

Loan balances at January 1, 2003	$1,611
New loans	2,734
Less:
Loan repayments	3,036

Loan balances at December 31, 2003	$1,309

      The following is a summary of activity in the allowance for loan losses (dollars in thousands):

	December 31,

	2003	2002	2001

Balance at beginning of year	$9,404	$5,405	$6,128
Provision for loan losses	4,750	6,668	2,007
Loans charged off	(4,848)	(3,187)	(3,390)
Recoveries on loans charged off	614	518	660

Balance at end of year	$9,920	$9,404	$5,405

6.	Premises and Equipment

      Premises and equipment is summarized as follows (dollars in thousands):

	December 31,

	2003	2002

Land	$3,694	$3,994
Buildings and improvements	10,106	10,148
Furniture and equipment	16,440	16,112

	30,240	30,254
Less accumulated depreciation and amortization	16,324	15,510

Premises and equipment, net	$13,916	$14,744

      As of December 31, 2003, 2002 and 2001, Fidelity was lessee in a lease at market terms with a corporation which is controlled by a director of Fidelity. The lease is for a 2,200 square foot bank branch at an approximate annual rate of $12 per square foot, subject to pro rata increases for any increases in taxes and insurance. Payments under this lease totaled $27,125 in 2003, 2002 and 2001, respectively. In addition, Fidelity was a lessee at market terms with a corporation, the chairman of which is a director of Fidelity. The lease is for 5,040 square feet for a branch location in an office building at an approximate annual rate of $20 per square foot. Payments under this lease totaled $101,950, $102,915 and $99,834 in 2003, 2002 and 2001, respectively.

7.	Deposits

      Note 3 “Discontinued Operations” describes the accounting treatment for the December 2002 sale of the credit card line of business. In accordance with that treatment, the operating results for the credit card line of business was reported separately for all periods presented. The interest expense for credit card net asset average balances for 2002 and 2001 for reporting purposes was assigned based on average credit card

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net asset balances proportionately funded by all interest bearing liabilities at an interest rate equal to the cost of each applied to its average balance for the period. The interest expense on deposits assigned to the credit card line of business and included in income from discontinued operations after taxes was $2.3 million and $4.3 million for the years ended December 31, 2002 and 2001, respectively.

      Time deposits over $100,000 as of December 31, 2003 and 2002, were $159 million and $177 million, respectively. Maturities for time deposits over $100,000 as of December 31, 2003, in excess of one year are as follows: $24 million in one to two years, $4 million in two to three years, $8 million in three to five years and $1 million after five years. Related interest expense was $5.0 million $6.5 million and $9.4 million for the years ended December 2003, 2002 and 2001, respectively. Included in demand and money market deposits were NOW accounts totaling $76 million, $71 million and $56 million at December 31, 2003, 2002 and 2001, respectively.

      Nationally sourced deposits, obtained through investment banking firms totaled $50 million, $30 million and $20 million as of December 31, 2003, 2002 and 2001, respectively, and are included in other time deposits. Nationally sourced deposits outstanding at December 31, 2003, 2002 and 2001 were acquired in 2003, 2002 and 2000, respectively and had original maturities of twelve to twenty four months, six to eighteen months, and twelve to twenty four months, respectively. The weighted average cost of nationally sourced deposits at December 31, 2003, 2002, and 2001, was 2.05%, 3.01% and 7.46%, respectively, and related interest expense totaled $.9 million, $1.1 million and $3.1 million during 2003, 2002 and 2001, respectively.

8.	Short-Term Borrowings

      Note 3 “Discontinued Operations” describes the accounting treatment for the December 2002 sale of the credit card line of business. In accordance with that treatment, the operating results for the credit card line of business was reported separately for all periods presented. The interest expense for credit card net asset average balances for 2002 and 2001 for reporting purposes was assigned based on average credit card net asset balances proportionately funded by all interest bearing liabilities at an interest rate equal to the cost of each applied to its average balance for the period. The interest expense on short-term borrowings assigned to the credit card line of business and included in income from discontinued operations after taxes was $.1 million and $.2 million for the years ended December 31, 2002 and 2001, respectively.

      Short-term debt is summarized as follows (dollars in thousands):

	December 31,

	2003	2002

Overnight repurchase agreements with commercial customers at a rate of 1.01% and 1.02% at December 31, 2003 and 2002, respectively	$12,396	$17,326
Unsecured overnight Federal funds purchased at a rate of 1.25%	11,000	—
Federal Home Loan Bank collateralized borrowing with a fixed rate of 4.12% and a maturity date of March 15, 2004	10,000	—
Federal Home Loan Bank European Convertible advance with a fixed rate of 5.26% and a maturity date of April 12, 2004	14,000	—
Federal Home Loan Bank $18 million daily rate line of credit advance at an interest rate of 1.20% on December 31, 2003, maturing October 20, 2004	500	—

Total	$47,896	$17,326

      Short-term borrowings mature either overnight or on a remaining fixed maturity not to exceed one year. Overnight repurchase agreements consist of balances in the transaction accounts of commercial

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customers swept nightly to an overnight investment account, while term repurchase agreements consist of collateralized borrowings from other financial institutions. All short-term repurchase agreements are collateralized with investment securities having a market value equal to or greater than, but approximating, the balance borrowed. The $18 million daily rate line of credit advance with the Federal Home Loan Bank (the “FHLB”) maturing October 20, 2004, is a collateralized line which may be increased or decreased daily to the extent of the $18 million line. It reprices daily and bears a rate comparable to that of overnight Federal funds. At December 31, 2003 and 2002, Fidelity had a collateralized line of credit with the FHLB, which required loans secured by real estate, investment securities or other acceptable collateral, to borrow up to a maximum of approximately $109 million and $107 million, respectively. At December 31, 2003 and 2002, it had a contingent line of credit collateralized with consumer loans with the Federal Reserve Bank of Atlanta Discount Window. In addition, Fidelity had an unused $20 million term repurchase line available at December 31, 2002 and 2001. Finally, it had $28 million and $26 million in total unsecured Federal funds lines available with various financial institutions as of December 31, 2003 and 2002, respectively. The weighted average rate on short-term borrowings outstanding at December 31, 2003, 2002 and 2001, was 2.96%, 1.02% and 2.91%, respectively.

9.	Trust Preferred Securities and Other Long-Term Debt

      Note 3 “Discontinued Operations” describes the accounting treatment for the December 2002 sale of the credit card line of business. In accordance with that treatment, the operating results for the credit card line of business was reported separately for all periods presented. The interest expense for credit card net asset average balances for 2002 and 2001 for reporting purposes was assigned based on average credit card net asset balances proportionately funded by all interest bearing liabilities at an interest rate equal to the cost of each applied to its average balance for the period. The interest expense on trust preferred securities assigned to the credit card line of business and included in income from discontinued operations after taxes was $.2 million and $.3 million for the years ended December 31, 2002 and 2001, respectively. The interest expense on other long-term debt assigned to the credit card line of business and included in income from discontinued operations after taxes was $.2 million and $.3 million for the years ended December 31, 2002 and 2001, respectively.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Trust preferred securities and other long-term debt are summarized as follows (dollars in thousands):

	December 31,

	2003	2002

Trust Preferred Securities
Fixed rate thirty year capital pass-through securities (“TruPS”) with interest at 10.875%, payable semi-annually, redeemable in whole or part on or after March 8, 2010, at a declining redemption price ranging from 105.438% to 100%	$10,500	$10,500
Fixed rate thirty year trust preferred securities (“Preferred Securities”) with interest at 11.045%, payable semi-annually, redeemable in whole or part on or after July 19, 2010, at a declining redemption price ranging from 105.523% to 100%	10,000	10,000
Floating rate thirty year capital securities (“Capital Securities”) with interest adjusted quarterly at 3-month LIBOR plus 3.10%, with a rate at December 31, 2003, of 4.27%, interest payable quarterly, redeemable in whole or part on or after June 26, 2008, at the redemption price of 100%	15,000	—

Trust preferred securities	35,500	20,500

Long-Term Debt Collateralized with Mortgage Backed Securities
Fixed rate debt with an interest rate of 2.39% maturing October 17, 2005	6,000	—
Fixed rate debt with an interest rate of 2.32% maturing December 11, 2005	5,000	—
Fixed rate debt with an interest rate of 3.03% maturing October 17, 2006	6,000	—
Fixed rate debt with an interest rate of 2.91% maturing December 11, 2006	5,000	—
Fixed rate debt with an interest rate of 3.51% maturing October 17, 2007	6,000	—
Fixed rate debt with an interest rate of 3.36% maturing December 11, 2007	5,000	—
Fixed rate debt with an interest rate of 3.90% maturing October 17, 2008	7,000	—
Fixed rate debt with an interest rate of 3.71% maturing December 11, 2008	5,000	—

Debt collateralized with mortgage backed securities	45,000	—

Other Long-Term Debt
Subordinated notes with interest at 8.5% due January 31, 2006, interest payable quarterly, redeemed at par on July 28, 2003	—	15,000
Federal Home Loan Bank two year fixed rate advance with interest at 4.12% maturing March 15, 2004, reclassified to short-term debt during 2003	—	10,000
Federal Home Loan Bank five year European Convertible Advance with interest at 5.26% maturing April 12, 2004, reclassified to short-term debt during 2003	—	14,000
First mortgages on other real estate owned	425	1,508

Other long-term debt	425	40,508

Total trust preferred securities and other long-term debt	$80,925	$61,008

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

           Note maturities as of December 31, 2003, are summarized as follows (dollars in thousands):

Amount

2005	$11,000
2006	11,000
2007	11,000
2008	12,000
2009	—
Thereafter	35,925

Total	$80,925

      In June 2003, Fidelity issued $15 million of thirty year floating rate capital securities (“Capital Securities”) through Fidelity Southern Statutory Trust 1 (“FSST1”), a statutory business trust created for the exclusive purpose of issuing and selling these securities and investing the gross proceeds from such sale in subordinated debentures. Interest distributions on the Capital Securities are made quarterly at a rate equal to the 3-month LIBOR plus 3.10%, with an initial interest rate of 4.16% and a rate at December 31, 2003 of 4.27%, with the provision that prior to June 26, 2008, the rate shall not exceed 11.75%, applied to the stated liquidation amount of $1,000 per security. Gross proceeds from the sale of the securities were combined with the entire proceeds from the sale of FSST1 to Fidelity of its common securities to purchase $15.5 million in principal amount of Fidelity’s Floating Rate Junior Subordinated Deferrable Interest Debentures. Cash distributions on the Capital Securities and FSST1’s common securities are made to the extent interest on the debentures is received by FSST1. The securities are redeemable in whole or in part on any distribution payment date on or after June 26, 2008, at the redemption price of 100% plus accrued interest. The proceeds of the Capital Securities are included in Tier 1 capital by Fidelity to the extent allowable, with any excess included in Tier 2 capital, and payments by Fidelity to the Capital Securities are fully tax deductible. In the event of certain changes or amendments to regulatory requirements or Federal tax laws, the Capital Securities are redeemable in whole.

      In October and December 2003, Fidelity purchased approximately $70 million in Agency mortgage backed securities, primarily is part of management’s plan to leverage the strong capital position of Fidelity by increasing the investment portfolio, funded in part with $45 million in fixed rate long-term debt, with laddered maturities of approximately equal amounts of 2 years through 5 years. The $45 million was funded through a financial institution on a collateralized basis, with the initial collateral consisting of approximately $50 million of the mortgage backed securities purchased. Each of the laddered borrowings initially requires a 3% to 8% “hair cut” on the market value of the collateral, with the longest maturities having the greater “hair cut”. As the market value of the mortgage backed securities declines through repayments or declining values because of rising interest rates, Fidelity will be required to replenish the collateral pool with additional investment securities. Likewise, as principal payments on the borrowings are made at maturity, excess collateral will be released to Fidelity. (See “Investment Securities.”)

      In March 2000, Fidelity issued $10.5 million of thirty year fixed rate capital pass-through securities (“TruPS”) through FNC Capital Trust I (“FNC Trust”), a statutory business trust created for the exclusive purpose of issuing and selling these securities and investing the gross proceeds from such sale in subordinated debentures. Distributions on the TruPS are paid semi-annually at an annual rate equal to 10.875% of the stated liquidation amount of $1,000 per security. Gross proceeds from the sale of the securities were combined with the entire proceeds from the sale by the FNC Trust to Fidelity of its common securities to purchase $10.8 million in principal amount of Fidelity’s 10 7/8% Junior Subordinated Deferrable Interest Debentures. Cash distributions on the TruPS and FNC Trust’s common securities are made to the extent interest on the debentures is received by FNC Trust. The securities are redeemable in

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

whole or part on or after March 8, 2010, at a declining redemption price ranging from 105.438% to 100%. The securities may be redeemed at 100% of the liquidation price on or after March 8, 2020. The proceeds of the TruPS are included in Tier I capital by Fidelity and the payments by Fidelity to the TruPS are fully tax deductible. In the event of certain changes or amendments to regulatory requirements or Federal tax laws, the TruPS are redeemable in whole.

      In July 2000, Fidelity issued $10 million of thirty year fixed rate trust preferred securities (“Preferred Securities”) through Fidelity National Capital Trust I (“Trust I”), a statutory business trust created for the exclusive purpose of issuing and selling these securities and investing the gross proceeds from such sale in subordinated debentures. Distributions on the Preferred Securities are paid semi-annually at an annual rate equal to 11.045% of the stated liquidation amount of $1,000 per security. Gross proceeds from the sale of the securities were combined with the entire proceeds from the sale by Trust I to Fidelity of its common securities to purchase $10.3 million in principal amount of Fidelity’s 11.045% Junior Subordinated Notes. Cash distributions on the Preferred Securities and Trust I’s common securities are made to the extent interest on the debentures is received by Trust I. The securities are redeemable in whole or part on or after July 19, 2010, at a declining redemption price ranging from 105.523% to 100%. The securities may be redeemed at 100% of the liquidation price on or after July 19, 2020. The proceeds of the Preferred Securities are, to the extent allowable, included in Tier I capital by Fidelity, with any excess included in Tier 2 capital, and the payments by Fidelity to the Preferred Securities are fully tax deductible. In the event of certain changes or amendments to regulatory requirements or federal tax laws, the Preferred Securities are redeemable in whole.

      On July 28, 2003, Fidelity redeemed at par all $15 million of its outstanding 8.5% Subordinated Notes due 2006, originally issued December 12, 1995. The aggregate redemption price was $15 million plus aggregate accrued interest of $.3 million. On the redemption date, the redemption price was due and payable and interest ceased to accrue. The cash proceeds from the issuance of the floating rate Capital Securities that Fidelity issued on June 26, 2003 through its subsidiary, Fidelity Southern Statutory Trust 1, were used to retire the subordinated debt. The issuance of these floating rate Capital Securities in 2003, which have a thirty year maturity, resulted in an increase of approximately 35 basis points in Tier 1 capital and approximately 100 basis points in total risk based capital for Fidelity at December 31, 2003. Interest on the Capital Securities, which reprice quarterly, ranged from 4.16% to 4.27% in 2003, compared to 8.5% on the subordinated debt. Fidelity incurred expenses of approximately $.2 million related to the write-off of the unamortized acquisition cost due to the early retirement of the 8.5% subordinated debt.

      On April 12, 1999, Fidelity entered into a $14 million five year European convertible advance maturing April 12, 2004, with interest fixed at 5.26%, with a one-time FHLB conversion option, which option has expired. This debt was reclassified to short-term debt in 2003 when the remaining period to maturity reached one year.

      On February 6, 2001, Fidelity obtained a $15 million two year 5.47% fixed rate FHLB advance with interest payable quarterly. The $15 million Federal Home Loan Bank two year fixed rate advance scheduled to mature February 6, 2003, was prepaid on November 1, 2002. The penalty associated with this prepayment totaled approximately $.1 million and was included in other operating expenses. On March 15, 2002, Fidelity renewed a $10 million two year 4.12% fixed rate advance with the FHLB maturing March 15, 2004. This debt was reclassified to short-term debt in 2003 when the remaining period to maturity reached one year.

      During 2003, Fidelity acquired various real estate through foreclosure, subject to long-term first mortgages. The balances of these first mortgages in the amount of $.4 million and $1.5 million at December 31, 2003 and 2002, respectively, are treated as long-term debt obligations by Fidelity.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      There was no indebtedness to directors, executive officers, or principal holders of equity securities in excess of 5% of shareholders’ equity at December 31, 2003 or 2002.

10.	Income Tax

           Income tax expense (benefit) attributable to income from continuing operations consists of (dollars in thousands):

	Current	Deferred	Total

Year ended December 31, 2003:
Federal	$1,677	$(277)	$1,400
State	35	(93)	(58)

	$1,712	$(370)	$1,342

Year ended December 31, 2002:
Federal	$2,656	$(1,175)	$1,480
State	40	(147)	(107)

	$2,696	$(1,322)	$1,373

Year ended December 31, 2001:
Federal	$135	$563	$697
State	29	(170)	(141)

	$164	$393	$556

      Income tax expense (benefit) differed from amounts computed by applying the statutory U.S. Federal income tax rate to pretax income from continuing operations as a result of the following (dollars in thousands):

	2003	2002	2001

Taxes at statutory rate	$1,732	$1,548	$734
Increase (reduction) in income taxes resulting from:
State income tax expense, net of Federal income tax benefit	(38)	(70)	(93)
Tax exempt income	(270)	(188)	(179)
Other, net	(82)	84	95

Income tax expense (benefit)	$1,342	$1,374	$557

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002, are presented below (dollars in thousands):

	December 31,

	2003		2002

	Assets	Liabilities	Assets	Liabilities

State tax credit carry forwards	$473	$—	$356	$—
Allowance for loan losses	3,765	—	3,669	—
Accelerated depreciation	—	1,350	—	1,158
Deferred loan fees, net	—	472	—	540
Other real estate	350	—	463	—
Unrealized holding losses on securities available-for-sale	—	159	—	1,105
Other	519		285

	$5,107	$1,981	$4,773	$2,803

      There is no valuation allowance provided for any of the deferred tax assets based on management’s belief that all deferred tax asset benefits will be realized.

      At December 31, 2003, Fidelity had approximately $.7 million in state tax carry forward credits that have not been utilized. These credits expire in two to five years.

11.	Employee Benefits

      Fidelity maintains a 401(k) defined contribution retirement savings plan for employees age 21 or older who have completed one year of service with at least 1,000 hours of service. Employee contributions to the plan are voluntary. Fidelity matches 50% of the first 6% of participants’ contributions. For the years ended December 31, 2003, 2002 and 2001, Fidelity contributed $299,102, $257,210 and $252,503 respectively, to the Plan.

      Fidelity has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise prices of Fidelity’s employee stock options equal or are greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      Fidelity’s 1997 Incentive Stock Option Plan has authorized the grant of options to management personnel for up to 500,000 shares of Fidelity’s common stock. All options granted have 5 to 8 year terms and vest and become fully exercisable at the end of 4 to 5 years of continued employment.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following schedule summarizes the detail of the incentive stock options granted under the plan:

	Number	Weighted Average
	Granted	Exercise Price

January 1, 2001	420,000	$8.30
Granted, exercised, terminated or expired during 2001	—	—

December 31, 2001	420,000	8.30
Granted during 2002	44,000	10.46
Exercised during 2002	4,000	7.06
Terminated during 2002	2,000	7.68
Expired during 2002	40,400	9.90

December 31, 2002	417,600	8.39
Granted during 2003	—	—
Exercised during 2003	16,400	8.05
Terminated during 2003	21,600	8.05
Expired during 2003	—	—

December 31, 2003	379,600	$8.42

      Options totaling 329,600, 311,600 and 282,080 had vested and were exercisable as of December 31, 2003, 2002 and 2001, respectively, at a weighted average exercise price of $8.36, $8.37 and $8.62, respectively.

      At December 31, 2003, there were 379,600 options outstanding at an exercise price ranging from $7.06 to $10.75, with a weighted average price of $8.42. At December 31, 2002 and 2001, there were 417,600 and 420,000 options outstanding at exercise prices ranging from $7.06 to $10.75, with a weighted average price of $8.39 and $8.30, respectively. The weighted average remaining contractual term of the options at December 31, 2003, is 2.31 years.

      Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if Fidelity had accounted for its employee stock options under the fair value method of that Statement. The effects of applying SFAS No. 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income for future years.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

		Net Income	Net Income
	Net	Per Share	Per Share
	Income	Basic	Diluted

December 31, 2003
As reported	$3,831	$.43	$.43
Stock based compensation, net of related tax effect	(82)	(.01)	(.01)

Pro forma	$3,749	$.42	$.42

December 31, 2002
As reported	$11,395	$1.29	$1.28
Stock based compensation, net of related tax effect	(133)	(.01)	(.01)

Pro forma	$11,263	$1.28	$1.27

December 31, 2001
As reported	$2,510	$.29	$.29
Stock based compensation, net of related tax effect	(154)	(.02)	(.02)

Pro forma	$2,356	$.27	$.27

      No options were granted in 2003 and 2001. The per share weighted fair value of stock options granted during 2002 was $3.81 using the Black-Scholes option pricing model. The fair values of the options granted during 2002 were based upon the discounted value of future cash flows of options using the following assumptions:

2002

Risk-free rate	4.69%
Expected life of the options (in years)	5
Expected dividends (as a percent of the fair value of the stock)	1.90%
Volatility	40.80

12.	Commitments and Contingencies

      The approximate future minimum rental commitments as of December 31, 2003, for all noncancellable leases with initial or remaining terms of one year or more are shown in the following table (dollars in thousands):

Amount

2004	$2,422
2005	2,471
2006	1,782
2007	1,052
Thereafter	4,528

Total	$12,255

      The future minimum rental commitments above are net of sublease revenues of $100, $103 and $52 in 2004, 2005 and 2006, respectively. The sub-lease agreement terminates on June 30, 2006. Rental expense for all leases amounted to approximately $2,700, $2,218 and $2,361 in 2003, 2002 and 2001, respectively, net of sublease revenues of $492, $903 and $714, respectively.

      Due to the nature of their activities, Fidelity and its subsidiaries are at times engaged in various legal proceedings which arise in the normal course of business, some of which are outstanding at December 31,

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003. While it is difficult to predict or determine the outcome of these proceedings, it is the opinion of management and its counsel that the ultimate liabilities, if any, will not have a material adverse impact on Fidelity’s consolidated results of operations or its financial position.

      The Federal Reserve Board requires that banks maintain cash on hand and reserves in the form of average deposit balances at the Federal Reserve Bank based on the banks’ average deposits. The Bank’s reserve requirements at December 31, 2003, and 2002, were $942 and $508 respectively.

13.	Shareholders’ Equity

      Generally, dividends that may be paid by the Bank to Fidelity are subject to certain regulatory limitations. Under Georgia banking law applicable to state chartered commercial banks such as the Bank, the approval of the GDBF will be required if the total of all dividends declared in any calendar year by the Bank exceeds 50% of the Bank’s net profits for the prior year, subject to capital adequacy regulations and the maintenance of the 7.00% minimum leverage capital ratio required for the twenty-four month period following the conversion (see Note 2 — “Regulatory Agreements”). Based on this rule, at December 31, 2003, the Bank could pay approximately $3 million in dividends during 2004 without GDBF regulatory approval. At December 31, 2003 and 2002, the Bank’s total shareholder’s equity was approximately $93 million. In 2002 Fidelity invested $1 million in the Bank in the form of common stock and capital surplus.

      Also, under current Federal Reserve System regulations, the Bank is limited in the amount it may loan to its nonblank affiliates, including Fidelity. As of December 31, 2003 and 2002, there were no loans outstanding from the Bank to Fidelity.

      In December 1997, Fidelity sold 3,450,000 shares of common stock at a price of $7.50 per share in a public offering. In connection with the public offering, Fidelity agreed to issue to the underwriter warrants to purchase 150,000 shares of common stock at a purchase price of $8.25 per share. The warrants were exercisable during the four-year period commencing December 12, 1998, either in cash for the aggregate purchase price or in a cashless exercise. On April 11, 2002, the warrants were exercised by sending payment of $412,500 for 50,000 shares and tendering shares for the cashless exercise of 100,000 shares. This resulted in the issuance of 61,859 shares.

14.	Components of Other Comprehensive Income (Loss)

      SFAS No. 130, “Reporting Comprehensive Income”, (“SFAS 130”) establishes standards for reporting comprehensive income (loss). Comprehensive income (loss) includes net income and other comprehensive income (loss), which is defined as non-owner related transactions in equity. The only other comprehensive income (loss) item for Fidelity is the unrealized gains or losses, net of tax, on securities available-for-sale.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The amounts of other comprehensive income (loss) included in equity with the related tax effect and the accumulated other comprehensive income (loss) are reflected in the following schedule (dollars in thousands):

			Accumulated
		Tax	Other
	Gain/(Loss)	(Expense)/	Comprehensive
	Before Tax	Benefit	Income/(Loss)

January 1, 2001			$(163)
Unrealized market adjustments for the period	$524	$(199)	324
Less adjustment for net gains included in income	600	(228)	372

December 31, 2001	$(76)	$29	(211)

Unrealized market adjustments for the period	$3,871	$(1,316)	2,555
Less adjustment for net gains included in income	300	(102)	198

December 31, 2002	$3,571	$(1,214)	2,146

Unrealized market adjustments for the period	$(2,832)	$1,150	(1,682)
Less adjustment for net gains included in income	331	(126)	205

December 31, 2003	$(3,163)	$1,276	$259

15.	Fair Value of Financial Instruments

      SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” (“SFAS No. 107”) requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on settlements using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets, and, in many cases, could not be realized in immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of Fidelity.

      The carrying amounts reported in the consolidated balance sheets for cash, due from banks, and Federal funds sold, approximate the fair values of those assets. For investment securities, fair value equals quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities or dealer quotes.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

	December 31,

	2003		2002

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Instruments (Assets):
Cash and due from banks	$21,450	$21,450	$57,483	$57,483
Federal funds sold	18,566	18,566	69,455	69,455
Investment securities available-for-sale	145,280	145,280	110,866	110,866
Investment securities held-to-maturity	45,749	46,010	8,888	9,086
Loans, net of unearned income	833,029	836,315	789,402	805,143

Total financial instruments (assets)	1,064,074	$1,067,621	1,036,094	$1,052,033

Non-financial instruments (assets)	27,845		29,633

Total assets	$1,091,919		$1,065,727

Financial Instruments (Liabilities):
Noninterest-bearing demand deposits	$111,500	$111,500	$114,035	$114,035
Interest-bearing deposits	776,479	779,699	792,060	797,867

Total deposits	887,979	891,199	906,095	911,902
Short-term borrowings	47,896	47,896	17,326	17,326
Trust preferred securities	35,500	37,770	20,500	20,500
Other long-term debt	45,425	45,425	40,508	41,338

Total financial instruments (liabilities)	1,016,800	$1,022,290	984,429	$991,066

Non-financial instruments (liabilities and shareholders’ equity)	75,119		81,298

Total liabilities and shareholders’ equity	$1,091,919		$1,065,727

      Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type. The fair value of performing loans is calculated by discounting scheduled cash flows through the remaining maturities using estimated market discount rates that reflect the credit and interest rate risk inherent in the loans.

      Fair value for significant nonperforming loans is estimated taking into consideration recent external appraisals of the underlying collateral for loans that are collateral dependent. If appraisals are not available or if the loan is not collateral dependent, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.

      The fair value of deposits with no stated maturities, such as noninterest-bearing demand deposits, savings, interest-bearing demand, and money market accounts, is equal to the amount payable on demand. The fair value of time deposits is based on the discounted value of contractual cash flows based on the discount rates currently offered for deposits of similar remaining maturities.

      The carrying amounts reported in the consolidated balance sheets for short-term debt approximate those liabilities’ fair values.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of Fidelity’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to Fidelity for debt of the same remaining maturities.

      For off-balance sheet instruments, fair values are based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing for loan commitments and letters of credit. The estimated fair values of Fidelity’s off-balance sheet financial instruments as of December 31, 2003 and 2002, are summarized below (dollars in thousands):

	2003	2002
	Estimated	Estimated
	Fair Value	Fair Value

Unfunded commitments to extend credit	$205,981	$186,140
Standby and import letters of credit	5,365	2,148

      This presentation excludes certain financial instruments and all nonfinancial instruments. The disclosures also do not include certain intangible assets, such as customer relationships, deposit base intangibles and goodwill. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of Fidelity.

16.	Financial Instruments With Off-Balance Sheet Risk

      Fidelity is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments, which include commitments to extend credit and letters of credit, involve to varying degrees elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. The contract or notional amounts of these instruments reflect the extent of involvement Fidelity has in particular classes of financial instruments.

      Fidelity’s exposure to credit loss, in the event of nonperformance by customers for commitments to extend credit and letters of credit, is represented by the contractual or notional amount of those instruments. Fidelity uses the same credit policies in making commitments and conditional obligations as it does for recorded loans. Loan commitments and other off-balance sheet exposures are evaluated by Credit Administration quarterly and reserves are provided for risk as deemed appropriate.

      Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Fidelity evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Fidelity upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

      Standby and import letters of credit are commitments issued by Fidelity to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Fidelity holds collateral supporting those commitments as deemed necessary.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Financial instruments with off-balance sheet risk at December 31, 2003, are summarized as follows (dollars in thousands):

          Financial Instruments Whose Contract Amounts Represent Credit Risk:

Loan commitments
Home equity	$42,694
Commercial real estate, construction and land development	110,193
Commercial	40,129
Mortgage loans	8,039
Lines of credit	4,245
Standby letters of credit and bankers acceptances	5,546
Fed funds line	500

Total loan commitments	$211,346

      17. Other Assets, Other Liabilities and Other Operating Expenses

      Other assets and other liabilities at December 31, 2003 and 2002, consisted of the following (dollars in thousands):

	December 31,

	2003	2002

Other Assets
Bank owned and other life insurance	$11,820	$9,793
Receivables and prepaids	2,331	2,606
Deferred tax assets, net	2,416	1,970
Other	1,447	3,588

Total	$18,014	$17,957

Other Liabilities
Payables and accrued expenses	$2,253	$1,849
Taxes payable	(1,099)	2,746
Other	53	1,628

Total	$1,207	$6,223

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Other expenses for the years ended December 31, 2003, 2002, and 2001, consisted of the following (dollars in thousands):

	Years Ended December 31,

	2003	2002	2001

Other Operating Expenses
Other real estate, repossession and other losses, expenses and write-downs	$250	$1,437	$512
Stationery, printing and supplies	902	770	767
Regulatory fees and assessments	539	797	333
Insurance (other than employee benefit)	1,042	480	366
Other operating expenses	3,991	3,738	3,922

Total	$6,724	$7,222	$5,900

      The increase in other real estate, repossession and other losses, expenses and write-downs in 2002 compared to 2003 was primarily due to a single problem loan relationship workout, including a regulatory required charge-off of $781,000 on an asset acquired as additional collateral.

18.	Condensed Financial Information of Fidelity Southern Corporation (Parent Company Only)

Condensed Balance Sheets

(Dollars in thousands)

	December 31,

	2003	2002

Assets:
Cash	$2,446	$2,524
Land	419	419
Investment in bank subsidiary	93,281	92,921
Investments in and amounts due from nonbank subsidiaries	57	81
Subordinated loans to subsidiaries	10,000	11,010
Other assets	1,292	921

Total assets	$107,495	$107,876

Liabilities:
Long-term debt	$35,500	$35,500
Other liabilities	869	1,602

Total liabilities	36,369	37,102
Shareholders’ Equity:
Common stock	40,516	40,335
Treasury stock	(69)	(69)
Accumulated other comprehensive gain (loss), net of tax	259	2,146
Retained earnings	30,420	28,362

Total shareholders’ equity	71,126	70,774

Total liabilities and shareholders’ equity	$107,495	$107,876

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Income

(Dollars in thousands)

	Years Ended December 31,

	2003	2002	2001

Interest Income:
Deposits in bank	$30	$32	$154
Subordinated loan to bank	680	850	850

Total interest income	710	882	1,004
Interest Expense — Long-term debt	3,357	3,572	3,572

Net Interest Expense	(2,647)	(2,690)	(2,568)
Noninterest Income
Lease income	120	120	120
Dividends from subsidiaries	3,680	3,680	3,600
Management fees	284	257	320
Other	—	33	—

Total noninterest income	4,084	4,090	4,040
Noninterest Expense	484	630	253

Income before income taxes and equity in undistributed income of subsidiaries	953	770	1,219
Income tax benefit	1,055	1,011	905

Income before equity in undistributed income of subsidiaries	2,008	1,781	2,124
Equity in undistributed income of subsidiary, continuing operations	1,745	1,398	(522)
Discontinued operations	78	1,119	908
Net gain on disposal of discontinued operations	—	7,097	—

Net Income	$3,831	$11,395	$2,510

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,

	2003	2002	2001

Operating Activities:
Net income	$3,831	$11,395	$2,510
Equity in undistributed income of subsidiary, continuing operations	(1,745)	(1,398)	522
Discontinued operations	(78)	(1,119)	(908)
Net gain on disposal of discontinued operations	—	(7,097)	—
Decrease (increase) in other assets	(371)	523	(582)
Increase in other liabilities	(733)	531	359
Other	443	(443)	—

Net cash flows provided by operating activities	1,347	2,392	1,901
Investing Activities:
Net increase in loans to and investment in subsidiaries	610	(2,460)	(4,465)

Net cash flows used in investing activities	610	(2,460)	(4,465)
Financing Activities:
Repayment of long-term-debt	(15,000)	—	—
Issuance of Trust Preferred Securities	15,000	—	—
Issuance of Common Stock	181	518	—
Dividends paid	(2,216)	(1,324)	(1,756)

Net cash flows (used in) provided by financing activities	(2,035)	(806)	(1,756)

Net (decrease) increase in cash	(78)	(874)	(4,320)
Cash, beginning of year	2,524	3,398	7,718

Cash, end of year	$2,446	$2,524	$3,398

Controls And Procedures

      As of December 31, 2003, the management of Fidelity carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the disclosure controls and procedures as defined in Securities Exchange Act Rule 13(a)-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that Fidelity’s current disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurances that any design will succeed in achieving its stated goals under all potential conditions, regardless of how remote.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Fidelity Southern Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY SOUTHERN CORPORATION

By:	/s/ JAMES B. MILLER, JR.

James B. Miller, Jr.
Chairman of the Board

March 19, 2004

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Fidelity Southern Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES B. MILLER, JR. James B. Miller, Jr.	Chairman of the Board and Director (Principal Executive Officer)	March 19, 2004

/s/ M. HOWARD GRIFFITH, JR. M. Howard Griffith, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 19, 2004

* David R. Bockel	Director	March 19, 2004

* Edward G. Bowen, M.D.	Director	March 19, 2004

* Kevin S. King	Director	March 19, 2004

* Robert J. Rutland	Director	March 19, 2004

* W. Clyde Shepherd, III	Director	March 19, 2004

* Rankin M. Smith, Jr.	Director	March 19, 2004

*/s/ M. HOWARD GRIFFITH, JR. M. Howard Griffith, Jr.	Attorney-in-fact	March 19, 2004