Form 10-Q
period 2004-03-31
FIDELITY SOUTHERN CORP
filed 2004-05-11
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	March 31, 2004

Commission File Number:	0-22374

Fidelity Southern Corporation

(Exact name of registrant as specified in its charter)

Georgia	58-1416811

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3490 Piedmont Road, Suite 1550	Atlanta, GA 30305

(Address of principal executive offices)	(Zip Code)

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [x] No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 30, 2004

Common Stock, no par value	8,978,857

FIDELITY SOUTHERN CORPORATION

INDEX

		Page Number(s)
Part I.	Financial Information
Item l.	Consolidated Financial Statements
	Consolidated Balance Sheets as of March 31, 2004, (unaudited) and December 31, 2003	3
	Consolidated Statements of Income (unaudited) for the Three Months Ended March 31, 2004 and 2003	4-5
	Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2004 and 2003	6
	Notes to Consolidated Financial Statements (unaudited)	7-10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk (included in Part I Item 2)	15-16
Item 4.	Controls and Procedures	21
Part II.	Other Information
Item 1.	Legal Proceedings	21
Item 6.	Exhibits and Reports on Form 8-K	22
Signature Page		23
Exhibits	31(a) Certification of Chief Executive Officer	24-25
	31(b) Certification of Chief Financial Officer	26-27
	32(a) Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	28
	32(b) Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	29
EX-31(A) SECTION 302 CERTIFICATION OF THE CEO
EX-31(B) SECTION 302 CERTIFICATION OF THE CFO
EX-32(A) SECTION 906 CERTIFICATION OF THE CEO
EX-32(B) SECTION 906 CERTIFICATION OF THE CFO

PART I — FINANCIAL INFORMATION

ITEM 1 — CONSOLIDATED FINANCIAL STATEMENTS

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	December 31,
(Dollars in thousands)	March 31, 2004	2003
Assets
Cash and due from banks	$22,544	$20,529
Interest-bearing deposits with banks	1,655	921
Federal funds sold	27,129	18,566
Investment securities available-for-sale (amortized cost of $139,843 and $144,860 at March 31, 2004, and December 31, 2003, respectively)	142,233	145,280
Investment securities held-to-maturity (approximate fair value of $47,648 and $46,010 at March 31, 2004, and December 31, 2003, respectively)	46,695	45,749
Loans held-for-sale	54,742	37,291
Loans	818,944	795,738
Allowance for loan losses	(10,228)	(9,920)

Loans, net	808,716	785,818
Premises and equipment, net	13,717	13,916
Other real estate	588	938
Accrued interest receivable	4,653	4,897
Other assets	19,372	18,014

Total assets	$1,142,044	$1,091,919

Liabilities
Deposits
Noninterest-bearing demand deposits	$108,163	$111,500
Interest-bearing deposits:
Demand and money market	194,951	169,357
Savings	117,980	130,992
Time deposits, $100,000 and over	201,868	172,315
Other time deposits	327,483	303,815

Total deposits	950,445	887,979
Federal Home Loan Bank short-term borrowings	14,100	24,500
Other short-term borrowings	14,561	23,396
Subordinated debt	36,598	—
Trust preferred securities	—	35,500
Other long-term debt	45,154	45,425
Accrued interest payable	2,600	2,786
Other liabilities	4,327	1,207

Total liabilities	1,067,785	1,020,793
Shareholders’ Equity
Common stock, no par value. Authorized 50,000,000; issued 8,988,939 and 8,888,939; outstanding 8,977,847 and 8,877,847 at March 31, 2004, and December 31, 2003, respectively.	41,416	40,516
Treasury stock	(69)	(69)
Accumulated other comprehensive income, net of taxes	1,481	259
Retained earnings	31,431	30,420

Total shareholders’ equity	74,259	71,126

Total liabilities and shareholders’ equity	$1,142,044	$1,091,919

See accompanying notes to consolidated financial statements.

FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Dollars in thousands except per share data)
	Three Months Ended
	March 31,
	2004	2003
Interest income
Loans, including fees	$11,811	$12,710
Investment securities	2,297	1,744
Federal funds sold	30	77
Deposits with other banks	4	29

Total interest income	14,142	14,560
Interest expense
Deposits	4,321	5,183
Short-term borrowings	342	86
Trust preferred securities	—	568
Subordinated debt	758	340
Other long-term debt	360	265

Total interest expense	5,781	6,442

Net interest income	8,361	8,118
Provision for loan losses	1,200	1,000

Net interest income after provision for loan losses	7,161	7,118
Noninterest income
Service charges on deposit accounts	1,083	1,259
Other fees and charges	262	300
Mortgage banking activities	273	873
Brokerage activities	207	118
Indirect lending activities	1,108	694
SBA lending activities	350	35
Securities gains, net	130	331
Other operating income	208	173

Total noninterest income	3,621	3,783
Noninterest expense
Salaries and employee benefits	4,507	4,810
Furniture and equipment	704	682
Net occupancy	880	986
Communication expenses	316	408
Professional and other services	573	1,190
Stationary, printing and supplies	158	153
Other insurance expense	324	162
Other operating expenses	1,147	1,323

Total noninterest expense	8,609	9,714

Income from continuing operations before income tax expense	2,173	1,187
Income tax expense	718	325

Income from continuing operations	1,455	862

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
(UNAUDITED)

	Three Months Ended
(Dollars in thousands except per share data)	March 31,
	2004	2003
Income from continuing operations	$1,455	$862
Discontinued operations:
Loss from discontinued operations (net of income tax benefit of ($0) and ($52), respectively)	—	(95)

Net Income	$1,455	$767

Earnings per share from continuing operations:
Basic earnings per share	$0.16	$0.10

Diluted earnings per share	$0.16	$0.10

Earnings per share:
Basic earnings per share	$0.16	$0.09

Diluted earnings per share	$0.16	$0.09

Dividends declared per share	$0.05	$0.05

Weighted average common shares outstanding-basic	8,884,440	8,858,732

Weighted average common shares outstanding-fully diluted	8,996,999	8,925,384

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2004	2003
Operating Activities
Net income from continuing operations	$1,455	$862
Net income (loss) from discontinued operations	—	(95)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	1,200	1,000
Depreciation and amortization of premises and equipment	517	499
Securities gains, net	(130)	(331)
Gain on loan sales	(775)	(35)
Proceeds from sales of other real estate	315	60
Gain on sales of other real estate	(5)	—
Net increase in loans held-for-sale	(17,451)	(20,164)
Net decrease (increase) in accrued interest receivable	244	(12)
Net decrease in accrued interest payable	(186)	(1,021)
Net (increase) decrease in other assets	(1,358)	1,101
Net increase (decrease) in other liabilities	3,120	(1,473)
Other	(1,846)	60

Net cash flows used in operating activities	(14,900)	(19,549)
Investing Activities
Purchases of investment securities held-to-maturity	(703)	—
Purchases of investment securities available-for-sale	(3,856)	(63,812)
Maturities of investment securities held-to-maturity	854	864
Sales of investment securities available-for-sale	2,567	7,761
Maturities of investment securities available-for-sale	6,437	33,044
Net increase in loans	(61,088)	(19,211)
Purchases of premises and equipment	(318)	(250)
Proceeds from sales of loans	37,805	291
Net cash used in discontinued operations	—	(419)

Net cash flows used in investing activities	(18,302)	(41,732)
Financing Activities
Net increase in demand deposits, money market accounts, and savings accounts	9,245	3,922
Net increase (decrease) in time deposits	53,221	(46,000)
Net (decrease) increase in short-term borrowings	(19,235)	20,758
Net increase (decrease) in long-term borrowings	827	(10,000)
Dividends paid	(444)	(444)
Proceeds from the issuance of common stock	900	45

Net cash flows provided by (used in) financing activities	44,514	(31,719)

Net increase (decrease) in cash and cash equivalents	11,312	(93,000)
Cash and cash equivalents, beginning of period	40,016	126,939

Cash and cash equivalents, end of period	$51,328	$33,939

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,275	$7,463

Income taxes	$600	$2,000

Non-cash transfers to other real estate	$—	$86

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2004

Note A — Basis of Presentation

     The accompanying unaudited consolidated financial statements of Fidelity Southern Corporation and Subsidiaries (“Fidelity”) have been prepared in accordance with accounting principles generally accepted in the United States followed within the financial services industry for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. All such adjustments are normal recurring accruals. Certain prior period amounts have been reclassified to conform to current year presentation. These reclassifications had no impact on net income or shareholders’ equity. Operating results for the three month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These statements and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) should be read in conjunction with the consolidated financial statements and notes thereto included in Fidelity’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Note C — Regulatory Agreement

     Pursuant to the approval of the GBDF, the Bank, agreed, among other things, to maintain a leverage capital ratio of not less than 7.00% for the twenty-four month period following the conversion to a state chartered bank, which occurred on May 9, 2003. The Bank’s leverage capital ratio as of March 31, 2004, was 8.47%. (See “Shareholders’ Equity”.)

Note D — Discontinued Operations

     In December 2002, Fidelity sold its credit card line of business, including all of its credit card accounts and outstanding balances. In accordance with the terms of the sale, Fidelity provided interim servicing for a fee until the conversion to the purchaser’s system on May 15, 2003, and substantially all related activities ceased by June 30, 2003. In accordance with accounting principles generally accepted in the United States, the earnings and net liabilities of the credit card business were shown separately in the consolidated statements of income for the quarter ended March 31, 2003. Accordingly, all information in these consolidated financial statements for 2003 reflects continuing operations only, unless otherwise noted.

Note E — Contingencies

     Fidelity is a party to claims and lawsuits arising in the course of normal business activities. Certain outstanding claims and lawsuits against Fidelity National Capital Investors, Inc. (“FNCI”), a former registered broker-dealer and a wholly owned subsidiary of Fidelity, were settled during the first quarter of 2004 and during 2003. The SEC is anticipated to file an administrative proceeding against FNCI charging it with the failure to supervise a FNCI registered representative of a client’s accounts with the objective of preventing the registered representative from aiding and abetting the client in violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such action by the SEC is anticipated to result in a fine in the amount of $125,000 and other sanctions. A provision was established for such possible fine during 2003. On April 15, 2003, the Bank began providing investment services to its customers through an affiliation with an independent broker-dealer. At that time, FNCI terminated its business as a registered broker-dealer.

     Although the ultimate outcome of all claims and lawsuits outstanding as of March 31, 2004, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on Fidelity’s results of operations or financial condition.

Note F — Comprehensive Income (Loss)

     Fidelity’s comprehensive income (loss) items include net income and other comprehensive income (loss) related to unrealized gains and losses on investment securities classified as available-for-sale and reclassification adjustments for gains and losses on securities sales and calls included in net income. All other comprehensive income (loss) items are tax effected at a rate of 38%. During the first quarter of 2004, total other comprehensive income net of tax was $1.2 million. The other comprehensive loss net of tax benefit was $.4 million for the comparable period of 2003. Comprehensive income for the first quarter of 2004 was $2.7 million compared to comprehensive income of $.4 million for the same period in 2003.

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

     The following schedule reflects the pro forma results, for the three months ended March 31, 2004 and 2003, respectively (dollars in thousands except per share data):

		Net Income Per	Net Income Per
	Net Income	Share Basic	Share Diluted
March 31, 2004
As reported	$1,455	$.16	$.16
Stock based compensation, net of related tax effect	(20)	—	—

Pro forma	$1,435	$.16	$.16

March 31, 2003
As reported	$767	$.09	$.09
Stock based compensation, net of related tax effect	(20)	(.01)	(.01)

Pro forma	$747	$.08	$.08

Note H — Recent Accounting Pronouncements

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

     Fidelity adopted FIN 46 and through review and analysis determined that Fidelity was the primary beneficiary of its trust preferred securities and that they should be consolidated for financial reporting purposes as of December 31, 2003. FIN 46 was revised in December 2003 (“FIN 46 (Revised)”) and the revised interpretations clarified that trust preferred securities such as those issued by Fidelity had to be deconsolidated for financial reporting purposes no later than the end of the first reporting period ending after March 15, 2004. Fidelity has adopted FIN 46 (Revised) and consequently, the $35.5 million of trust preferred securities issued by trusts established by Fidelity are no longer consolidated for financial reporting purposes. Thus, the equity investments in the subsidiaries created to issue the obligations, the obligations themselves and related dividend income and interest expense are reported on a deconsolidated basis, with the investments in the amount of $1.1 million reported as investments held-to-maturity and dividends included as investment interest income. The obligations, including the amount related to the equity investments, in the amount of $36.6 million are reported as subordinated debt, with related interest expense reported as interest on subordinated debt. This change had no material effect on the operations, financial condition or regulatory capital ratios of Fidelity or the Bank. Financial statements for prior periods have not been restated to reflect the deconsolidation of the trust preferred issues.

Note I — Variable Interest Entities

     FSC has three business trust subsidiaries that are variable interest entities, FNC Capital Trust 1 (“FNCCT1”), Fidelity National Capital Trust 1 (“FidNCT1”), and Fidelity Southern Statutory Trust 1 (“FSCST1”).

     During 2000, FNCCT1 and FidNCT1 and during 2003 FSCST1, issued common securities, all of which were purchased and are held by FSC, totaling $1.1 million and are classified by Fidelity as investments held-to-maturity in 2004 and trust preferred securities totaling $35.5 million and classified by Fidelity as subordinated debt beginning in 2004, which were sold to investors, with thirty year maturities. In addition, the $1.1 million borrowed from the business trust subsidiaries to purchase their respective common securities is classified as subordinated debt beginning in 2004. The trust preferred securities are callable by the business trust subsidiaries on or after defined periods. The trust preferred security holders may only terminate the business trusts under defined circumstances such as default, dissolution or bankruptcy. The trust preferred security holders and other creditors, if any, of each business trust have no recourse to Fidelity and may only look to the assets of each business trust to satisfy all debts and obligations.

     The only assets of FNCCT1, FidNCT1 and FSCST1 are subordinated debentures of FSC, which were purchased with the proceeds from the issuance of the common and preferred securities. FNCCT1 and FidNCT1 have fixed interest rates of 10.875% and 11.045%, respectively, while FSCST1 has a current interest rate of 4.21%, and reprices quarterly. FSC makes semi-annual interest payments on the subordinated debentures to FNCCT1 and FidNCT1 and quarterly interest payments to FSCST1, which use these payments to pay dividends on the common and preferred securities.

     The trust preferred securities are eligible for regulatory Tier 1 capital, with a limit of 25% of the sum of all core capital elements. All amounts exceeding the 25% limit are includable in regulatory Tier 2 capital.

     The FRB has determined that Fidelity and other financial institutions regulated by it should continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes, subject, together with other cumulative preferred stock, if any, to the 25 percent of Tier 1 capital limit, until notice is given to the contrary. The FRB has indicated that it will review the regulatory implications of any accounting treatment changes and, if necessary or warranted, will provide further appropriate guidance. The impact, if any, on Fidelity’s regulatory capital ratios as a result of FIN 46 (Revised) should have no impact on the Bank’s capital ratios, operations or financial condition. (See “Shareholders’ Equity” in MD&A and Note H — “Recent Accounting Pronouncements”.)

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

     Fidelity’s critical accounting policies that are highly dependent on estimates, assumptions and judgment are substantially unchanged from the descriptions included in the notes to consolidated financial statements in Fidelity’s Annual Report on Form 10-K for the year ended December 31, 2003.

     The following analysis reviews important factors affecting Fidelity’s financial condition at March 31, 2004, compared to December 31, 2003, and compares the results of operations for the three month periods ended March 31, 2004 and 2003. These comments should be read in conjunction with Fidelity’s consolidated financial statements and accompanying notes appearing in this report.

Assets

     Total assets were $1,142 million at March 31, 2004, compared to $1,092 million at December 31, 2003, an increase of $50 million, or 4.6%. Loans increased $23 million or 2.9% to $819 million and loans held-for-sale increased $17 million or 46.8% to $55 million at March 31, 2004. The 4.9% increase in total loans to $874 million was a result of the growth in consumer installment loans, including indirect automobile loans held-for-sale, of $20 million or 4.6% to $469 million, the growth in commercial loans of $5 million or 5.9% to $85 million and the growth in mortgage loans, including mortgage loans held-for-sale, of $22 million or 11.7% to $206 million, offset by a decline in construction loans of $6 million or 5.3% to $114 million. The growth in loans reflects Fidelity’s strategic focus on and commitment to grow the core loan portfolio significantly while also increasing the profitable origination and sale of indirect automobile loans, the insured portion of SBA loans and residential mortgage loans. Commercial real estate mortgage loans, a component of real estate mortgage loans, grew 5.4% to $81 million during the first quarter of 2004.

     The commercial and residential mortgage lending areas have received new leadership through internal promotions. These lending areas, as well as the indirect lending area, have all recently added seasoned professional staff to further increase quality loan production, increase profitable loan sales and provide portfolio loan growth. Indirect automobile loan production for the first quarter of 2004 was $110 million compared to $82 million for the same period in 2003, a 33.2% increase.

     The following schedule summarizes Fidelity ‘s total loans at March 31, 2004, and December 31, 2003 (dollars in thousands):

	March 31,	December 31,
	2004	2003
Total Loans:
Commercial, financial and agricultural	$85,424	$80,648
Real estate — construction	113,816	120,179
Real estate — mortgage	200,929	181,762
Consumer installment	418,775	413,149

Loans	818,944	795,738
Loans held-for-sale:
Residential mortgage loans	4,742	2,291
Indirect automobile loans	50,000	35,000

Total loans held-for-sale	54,742	37,291

Total loans	$873,686	$833,029

     Interest-bearing deposits with banks and Federal funds sold increased $.7 million and $8.6 million or 79.7% and 46.2%, respectively, at March 31, 2004, to $1.7 million and $27 million when compared to balances at December 31, 2003. These increases were due to funds provided by the growth in time deposits, the sale of indirect automobile loans and the growth in interest-bearing transaction accounts during the first quarter of 2004.

Asset Quality

     The following schedule summarizes Fidelity’s asset quality position at March 31, 2004, and December 31, 2003 (dollars in thousands):

	March 31,	December 31,
	2004	2003
Nonperforming assets:
Nonaccrual loans	$2,141	$2,244
Repossessions	741	918
Other real estate	628	938

Total nonperforming assets	$3,510	$4,100

Loans 90 days past due and still accruing	$21	$195

Allowance for loan losses	$10,228	$9,920

Ratio of loans past due and still accruing to loans	—%	.02%

Ratio of nonperforming assets to total loans and repossessions	.40%	.49%

Allowance to period-end loans	1.25%	1.25%

Allowance to nonaccrual loans and repossessions (coverage ratio)	3.55x	3.14x

     The above schedule reflects the continuing improvement in asset quality through the continued reduction in total nonperforming assets, which nonperforming assets total was reduced significantly during 2003.

     Management is not aware of any potential problem loans other than those disclosed in the table above, which includes all loans recommended for classification by regulators, and certain loans for which specific allocations of the allowance for loan losses have been provided, which would have a material adverse impact on asset quality. (For additional information, see “Provision for Loan Losses.”)

Deposits

     Total deposits at March 31, 2004, were $950 million compared to $888 million at December 31, 2003, a $62 million or 7.0% increase. Interest-bearing demand and money market accounts increased $25.6 million or 15.1% to $195 million. Savings deposits decreased $13.0 million or 9.9% to $118 million. Time deposits $100,000 and over and other time deposits at March 31, 2004, totaled $529 million compared to $476 million at December 31, 2003, an increase of $53 million or 11.2%. Noninterest-bearing demand deposits decreased $3.3 million or 3.0% to $108 million. The increases in interest-bearing demand and money market accounts and in time deposits were in large measure due to advertised premium yield programs to provide funding for loan growth and to reduce borrowings.

Other Borrowings

     Federal Home Loan Bank (“FHLB”) short-term borrowings totaled $14.1 million at March 31, 2004, consisting of a $14 million 5.26% fixed rate advance maturing April 12, 2004. Short-term FHLB borrowings declined $10.4 million during the first quarter of 2004, primarily as a result of paying off a $10 million 4.12% advance which matured March 15, 2004. Other short-term borrowings decreased $8.8 million or 37.8% to $14.6 million at March 31, 2004, compared to other short-term borrowings at December 31, 2003, primarily as a result of a reduction in unsecured overnight Federal funds purchased from $11 million at December 31, 2003, to none at March 31, 2004. The remaining other short-term borrowings consisted of overnight repurchase agreements with commercial transaction account customers.

Subordinated Debt and Trust Preferred Securities

     Subordinated debt totaled $36.6 million at March 31, 2004, consisting of $35.5 million in outstanding obligations of three trust preferred issues and $1.1 million to fund the investment in the common stock of those entities. The total trust preferred outstanding obligation of $35.5 million was classified as trust preferred securities as of December 31, 2003, and the $1.1 million related to the funding of the investment in the common stock of those entities was eliminated in consolidation. The deconsolidation of the trust preferred entities in 2004 and the reclassification to subordinated debt was in accordance with the requirements of FIN 46 (Revised), which was adopted by Fidelity in 2004. (See Note I — “Variable Interest Entities and Note J - “Recent Accounting Pronouncements.”)

     On July 28, 2003, Fidelity redeemed at par its 8.50% Subordinated Notes due January 31, 2006, in the amount of $15.0 million. Interest expense on subordinated notes for the quarter ended March 31, 2003, reflects the interest expense related to these notes, while the interest expense on trust preferred securities for the same period was classified as interest expense on trust preferred securities.

Other Long-Term Debt

     In October and December of 2003, approximately $70 million in fixed rate Agency mortgage backed securities was purchased, $15 million of which was to replenish significant repayments on the underlying residential mortgage loans making up the mortgage backed securities portfolio and the remainder purchased as part of management’s plan to leverage the strong capital position of Fidelity by increasing the investment portfolio. These purchases were funded in part with $45 million in laddered two year to five year maturity long-term fixed rate borrowings utilizing a portion of the securities purchased as collateral for the debt. The funding of the securities with long-term fixed rate debt was to partially mitigate the interest rate risk related to the purchases of fixed rate mortgage backed securities in a rising rate environment. The laddered fixed rate collateralized borrowings total $11 million in each of two year, three year and four year maturities and total $12 million in five year maturities at a blended average rate of 3.16%.

     During 2003 Fidelity foreclosed on various real estate properties subject to long-term first mortgages. The balances of these first mortgages in the amount of $.2 million and $.4 million at March 31, 2004, and December 31, 2003, respectively, are recorded as other real estate owned and as long-term debt obligations.

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

     Fidelity has unused sources of liquidity in the form of unused unsecured Federal funds lines totaling $28 million, a secured Federal funds line totaling $5 million, unpledged securities of $52 million, nationally sourced time deposits available through investment banking firms and additional FHLB and FRB lines of credit, subject to available qualifying collateral, at March 31, 2004.

Shareholders’ Equity

     Shareholders’ equity was $74 million and $71 million at March 31, 2004 and December 31, 2003, respectively. Shareholders’ equity as a percent of total assets was 6.50% at March 31, 2004,

compared to 6.51% at December 31, 2003. At March 31, 2004, and December 31, 2003, Fidelity exceeded all capital ratios required by the FRB to be considered well capitalized, as reflected in the following schedule:

	FRB		Fidelity Ratios
	Adequately	Well	March 31,	December 31,
Capital Ratios:	Capitalized	Capitalized	2004	2003
Leverage	3.00%	5.00%	8.72%	9.03%
Risk-Based Capital
Tier I	4.00	6.00	10.16	10.33
Total	8.00	10.00	12.43	12.74

     The table below sets forth the capital requirements for the Bank under FDIC regulations as well as the Bank’s capital ratios at March 31, 2004 and December 31, 2003, respectively:

	FDIC Regulations		Bank Ratios
	Adequately	Well	March 31,	December 31,
	Capitalized	Capitalized	2004	2003
Capital Ratios:
Leverage	4.00%	5.00%	8.47%	8.90%
Risk-Based Capital
Tier I	4.00	6.00	9.87	10.19
Total	8.00	10.00	12.02	12.39

     During the three month period ended March 31, 2004, Fidelity declared and paid dividends on its common stock of $.05 per share totaling approximately $.4 million.

     For additional information see Note B and Note C of the Notes to Consolidated Financial Statements.

Market Risk

     Fidelity’s primary market risk exposures are interest rate risk and credit risk and, to a lesser extent, liquidity risk. Fidelity has little or no risk related to trading accounts, commodities or foreign exchange.

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

     Interest rate sensitivity analysis is used to measure Fidelity’s interest rate risk by computing estimated changes in earnings and the net present value (equity at risk) of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net present value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items.

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

     Analyses indicate that an immediate and sustained 200 basis point increase in market rates of interest would have a negative impact on the net present value (equity at risk) of Fidelity within approved tolerances. An immediate and sustained 200 basis point decrease in market rates of interest would have a significantly positive impact on the net present value of Fidelity’s financial assets and liabilities. An immediate and sustained decrease of 200 basis points in market rates of interest would have a negative impact on net interest income and a negative impact on net income in excess of policy parameters and approved tolerances of 5% and 15%, respectively. An immediate and sustained increase of 200 basis points in market rates of interest would have a significant positive impact on net interest income and net income. Management believes that a 200 basis point decline in interest rates is remote, given the prevailing historically low market interest rates; therefore, a 100 basis point rate shock analysis has become management’s primary declining interest rate sensitivity measurement. This analysis indicated that an immediate and sustained 100 basis point decline in interest rates would have a negative impact on net interest income and net income; however those results were well within established tolerances. The interest sensitivity asset gap at ninety days and six months was 16.13% and 9.80%, respectively at March 31, 2004, mitigated in part by a net sensitivity liability gap of 4.64% at one year.

     Fidelity has historically been asset sensitive to six months; however, it has been liability sensitive from six months to one year, mitigating in part the potential negative impact on net interest income and net income over a full year from a sudden and sustained decrease in interest rates. Likewise, historically the potential positive impact on net interest income and net income of a sudden and sustained increase in interest rates has been reduced over a one year period as a result of Fidelity’s liability sensitivity in the six month to one year time frame.

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

Earnings

     Income from continuing operations for the quarter ended March 31, 2004, was $1.5 million compared to $.9 million for the same quarter of 2003, or $.16 and $.10 basic and diluted earnings per share, respectively. Net income for the quarter ended March 31, 2004, was $1.5 million compared to net income of $.8 million for the comparable quarter of 2003, an increase of 89.7%. Basic and diluted earnings were $.16 per share for the first quarter of 2004 compared to $.09 per share for the same period in 2003.

Net Interest Income

     Net interest income for the first quarter of 2004 was $8.4 million compared to $8.1 million for the same period in 2003, an increase of $.2 million or 3.0%. The average balance of interest-earning assets increased $83 million or 8.4% to $1,066 million for the three months ended March 31, 2004, when compared to the same period in 2003. The yield on interest-earning assets for the first quarter of 2004 was 5.36%, a decline of 66 basis points when compared to the yield on interest-earning assets for the same period in 2003. The average balance of loans outstanding for the first quarter of 2004 increased $54 million or 6.7% to $862 million when compared to the same period in 2003. The yield on average loans outstanding for the period declined 85 basis points to 5.53% when compared to the same period in 2003 as a result of declines in market rates of interest, resulting in the repayment and payoff of higher-yielding loans and the origination of relatively lower-yielding loans.

     The average balance of interest-bearing liabilities increased $85 million or 10% to $933 million during the first quarter of 2004 and the rate on this average balance declined 60 basis points to 2.49% when compared to the same period in 2003. The 60 basis point decline in the cost of interest-bearing liabilities was less than the 66 basis point decline in the yield on interest earning assets, resulting in an 18 basis point decline in the net interest margin to 3.17%. The net interest margin for the first quarter of 2004 was negatively impacted due to significantly greater average balances in investment securities with a yield of 4.89% in the first quarter of 2004, which was 26 basis points lower than the yield on investment securities in the comparable period of 2003.

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

     In determining the appropriate level for the allowance, management ensures that the overall allowance appropriately reflects a margin for the imprecision inherent in most estimates of expected credit losses. This additional allowance, if any, is reflected in the overall allowance.

     Management believes the allowance for loan losses is adequate to provide for inherent loan losses. The provision for loan losses for the first quarter of 2004 was $1.2 million, compared to $1.0 million for the same period in 2003. The increase in the provision in the first quarter of 2004 was primarily due to the growth in the loan portfolio. The ratio of net charge-offs to average loans on an annualized basis for the three months ended March 31, 2004, increased to .44% compared to .32% for the same period in 2003. The ratio of net charge-offs to average loans for 2003 was .54%. The allowance for loan losses as a percentage of loans at March 31, 2004, and December 31, 2003, was 1.25% and 1.27% at March 31, 2003. The following schedule summarizes changes in the allowance for loan losses for the periods indicated (dollars in thousands):

	Three Months Ended
	March 31,		Year Ended
			December 31,
	2004	2003	2003
Balance at beginning of period	$9,920	$9,404	$9,404
Charge-offs:
Commercial, financial and agricultural	174	—	1,398
Real estate-construction	—	—	—
Real estate-mortgage	2	7	232
Consumer installment	932	697	3,218

Total charge-offs	1,108	704	4,848

Recoveries:
Commercial, financial and agricultural	133	11	82
Real estate-construction	—	—	—
Real estate-mortgage	—	3	3
Consumer installment	83	89	529

Total recoveries	216	103	614

Net charge-offs	892	601	4,234
Provision for loan losses	1,200	1,000	4,750

Balance at end of period	$10,228	$9,803	$9,920

Ratio of net charge-offs to average loans	.44%	.32%	.54%

Allowance for loan losses as a percentage of loans at end of period	1.25%	1.27%	1.25%

     The increase in consumer installment loan charge-offs in the first quarter of 2004 to $.9 million, representing 84.1% of total charge-offs for the period, was primarily due to growth in outstanding balances.

Noninterest Income

     Noninterest income for the first quarter of 2004 was $3.6 million compared to $3.8 million for the same period in 2003, a decrease of $.2 million or 4.3%. The significant increases in revenues from indirect lending and SBA lending activities were offset by declines in revenues from mortgage banking activities, service charges, other fees and charges and gains on sales of securities during the first quarter of 2004 when compared to the same period of 2003.

     Revenue from service charges on deposit accounts declined $.2 million or 14.0% to $1.1 million for the first quarter of 2004 when compared to the same period in 2003 due to certain reduced fees and charges as a result of adjustments to competitive deposit offerings, an improving economy resulting in fewer overdrafts and modified customer behavior to avoid charges by more carefully monitoring balances.

     Revenue from mortgage banking activities for the first quarter of 2004 decreased $.6 million or 68.7% to $.3 million compared to the same period in 2003, the height of the mortgage loan refinancing boom, because of increasing interest rates in the fourth quarter of 2003 and the first quarter of 2004, resulting in substantial declines in mortgage loan refinancing volume early in 2004. A management change as discussed herein and the addition of several experienced mortgage loan originators to refocus on the mortgage loan originations business compared to the mortgage loan refinancing business are expected to result in increasing revenue from this source compared to the first quarter results.

     Income from brokerage activities for the first quarter of 2004 increased $.1 million or 75.7% to $.2 million when compared to the same period in 2003. The increase was due primarily to an improving stock market and increased volume.

     Income from indirect lending activities for the first quarter of 2004 increased $.4 million or 59.6% to $1.1 million compared to the same period of 2003. Indirect automobile loans serviced for others totaled $194 million and $177 million at March 31, 2004 and 2003, respectively, reflecting the increasing production and sale of indirect automobile loans with servicing retained during the first quarter of 2004, in part as a result of retaining several experienced lenders in late 2003. There was a sale of $34 million of indirect automobile loans in the first quarter of 2004 generating a gain. There were no sales of indirect automobile loans in the first quarter of 2003. It is anticipated that there will be at least one indirect automobile loan sale in each quarter of 2004.

     Income from SBA lending activities for the first quarter of 2004 increased $.3 million to $.4 million when compared to the same period in 2003. The increase was due to increased production and loan participation sales activity in 2004 as a result of adding an additional experienced SBA lender to our staff.

     Gains on sales of securities during the first quarter of 2004 totaled $.1 million compared to $.3 million for the same quarter of 2003. The decrease in gains on sales of securities of $.2 million or 60.7% was attributable to a greater volume of sales in the first quarter of 2003.

Noninterest Expense

     Noninterest expense was $8.6 million for the first quarter ended March 31, 2004, compared to $9.7 million for the same period in 2003. Declines in 2004 expenses primarily related to salaries and employee benefits, net occupancy, communication, professional and other services, and other operating expenses, offset in part by an increase in other insurance expense.

     Salaries and employee benefits expenses decreased 6.3% or $.3 million to $4.5 million in the first quarter of 2004 compared to the same period in 2003. The decrease was attributable to a reduction in full time equivalent employees as a result of cost containment and efficiency measures. Full-time equivalent employees totaled 339 at March 31, 2004, compared to 347 at March 31, 2003.

     Occupancy expenses decreased $.1 million or 10.7% to $.9 million in the first quarter of 2004 compared to the same period in 2003 due primarily to a reduction in our office space leased.

     Professional and other services declined $.6 million or 51.9% to $.6 million for the first quarter of 2004 compared to the same period in 2003. The declines were primarily due to decreased consulting and legal expenses related to the resolution of legal and regulatory issues related to brokerage and trust activities.

     Other insurance expenses, including all insurance other than that related to employees and classified as benefits expense, increased $.2 million or 100.0% to $.3 million in the first quarter of 2004 compared to the same period of 2003. The insurance renewal for the period April 2004 through March 2005 is currently being finalized and the cost is expected to decrease substantially, largely because of resolved legal and regulatory issues related to brokerage and trust activities and the divestiture of certain lines of business in 2002.

     Other operating expenses decreased $.2 million or 13.3% to $1.1 million in the first quarter of 2004 when compared to the same period in 2003. The decreases were primarily due to economy and efficiency measures initiated for 2004, reduced regulatory costs, reduced claims and settlement costs and reduced expenses due to volume declines in certain services and in mortgage loan production costs.

Provision for Income Taxes

     The provision for income taxes from continuing operations for the first quarter of 2004 was $.7 million compared to $.3 million for the same period in 2003. These changes were primarily due to changes in taxable income. The effective tax rate for the first three months of 2004 was 33.1% compared to 27.4% for the same period in 2003. The effective tax rate for the first three months of 2004 was greater than that for the same period last year due in part to the reduced impact of nontaxable income in the first quarter of 2004 relative to that for 2003 because of the growth in income before taxes in the first quarter of 2004.

Income from Discontinued Operations

     Credit card servicing activities were transferred to the purchaser on May 15, 2003, and substantially all credit card activities were completed by June 30, 2003. The after tax loss from discontinued operations relating to the sale of the credit card line of business was $.1 million for the three months ended March 31, 2003. There was no income or loss from this source in 2004.

Forward-Looking Statements

     This discussion and analyses contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended including statements relating to present or future trends or factors generally affecting the banking industry and specifically affecting Fidelity’s operations, markets and products. Without limiting the foregoing, the words “believes,” “expects,” “anticipates,” “estimates,” “projects” and “intends” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon assumptions Fidelity believes are reasonable and may relate to, among other things, the allowance for loan loss adequacy, changes in interest rates and litigation results. These forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those projected for many reasons, including without limitation, changing events and trends that have influenced Fidelity’s assumptions. These trends and events include (i) changes in the interest rate environment which may reduce margins, (ii) non-achievement of expected growth, (iii) less favorable than anticipated changes in the national and local business environment and securities markets, (iv) adverse changes in the regulatory requirements affecting Fidelity, (v) greater competitive pressures among financial institutions in Fidelity’s market, (iv) changes in fiscal, monetary, regulatory and tax policies, (vii) changes in political, legislative and economic conditions, (viii) inflation and (ix) greater loan losses than historic levels. Investors are encouraged to read the related section in Fidelity Southern Corporation’s 2003 Annual Report to Shareholders and the 2003 Annual Report on Form 10-K, including the “Risk Factors” set forth therein. Additional information and other factors that could affect future financial results are included in Fidelity’s filings with the Securities and Exchange Commission.

ITEM 4 — CONTROLS AND PROCEDURES

     As of March 31, 2004, the management of Fidelity carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the disclosure controls and procedures as defined in Securities Exchange Act Rule 13(a)-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that Fidelity’s current disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurances that any design will succeed in achieving its stated goals under all potential conditions, regardless of how remote.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Fidelity is a party to claims and lawsuits arising in the course of normal business activities. In addition, certain outstanding claims and lawsuits against Fidelity National Capital Investors, Inc. (“FNCI”), a former registered broker-dealer and a wholly owned subsidiary of Fidelity, were settled during the first quarter of 2004 and during 2003. The SEC is anticipated to file an administrative proceeding against FNCI charging it with the failure to supervise a FNCI registered representative of a client’s accounts with the objective of preventing the registered representative from aiding and abetting the client in violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such action by the SEC is anticipated to result in a fine in the amount of $125,000 and other sanctions. A reserve was established for such possible fine during 2003. On April 15, 2003, the Bank began providing investment services to its customers through an affiliation with an independent broker-dealer. At that time, FNCI terminated its business as a registered broker-dealer.

     Although the ultimate outcome of all claims and lawsuits outstanding on March 31, 2004, cannot be ascertained at this time, it is the opinion of management that these matters when resolved will not have a material adverse effect on Fidelity’s results of operations or financial condition.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits Required by Item 601 of Regulation S-K Additional Exhibits

                    31(a) Certification of James B. Miller, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                    31(b) Certification of M. Howard Griffith, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                    32(a) Accompanying this Report on Form 10-Q is furnished the written statement of James B. Miller, Jr., Chief Executive Officer of Fidelity Southern Corporation required by Section 906 of the Sarbanes-Oxley Act of 2002.

                    32(b) Accompanying this Report on Form 10-Q is furnished the written statement of M. Howard Griffith, Jr., Chief Financial Officer of Fidelity Southern Corporation required by Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

     On December 30, 2003, Fidelity filed a report on Form 8-K dated December 30, 2003, under Item 5. Other Events and Required FD Disclosure that, on December 29, 2003, Larry Peterson resigned as a Vice President and director of Fidelity Southern Corporation and as President, Chief Executive Officer and director of Fidelity Bank. James B. Miller, Jr., Chairman of Fidelity, was elected President and Chief Executive Officer of Fidelity Bank.

     On January 28, 2004, Fidelity filed a Report on Form 8-K under Item 12, reporting the financial position and results of operations for the fourth quarter of 2003 and for the year 2003, including Fidelity’s consolidated statements of income for the fourth quarter and year ended December 31, 2003 and 2002; its consolidated balance sheets as of December 31, 2003 and 2002; an analysis of the allowance for loan losses from continuing operations for the year ended December 31, 2003 and 2002; an analysis of nonperforming assets from continuing operations as of December 31, 2003 and 2002; and, average balances, interest and yields for the fourth quarter and for the year ended December 31, 2003 and 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY SOUTHERN CORPORATION (Registrant)

Date: May 6, 2004	BY:	/s/ James B. Miller, Jr.

James B. Miller, Jr. Chief Executive Officer

Date: May 6, 2004	BY:	/s/ M. Howard Griffith, Jr.

M. Howard Griffith, Jr. Chief Financial Officer