Form 10-Q
period 2004-06-30
FIDELITY SOUTHERN CORP
filed 2004-08-04
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     ☐     Yes     ☒     No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 30, 2004

Common Stock, no par value	8,982,538

FIDELITY SOUTHERN CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	December 31,
(Dollars in thousands)	June 30, 2004	2003
Assets
Cash and due from banks	$20,479	$20,529
Interest-bearing deposits with banks	1,149	921
Federal funds sold	6,695	18,566
Investment securities available-for-sale (amortized cost of $131,562 and $144,860 at June 30, 2004, and December 31, 2003, respectively)	129,612	145,280
Investment securities held-to-maturity (approximate fair value of $54,484 and $46,010 at June 30, 2004, and December 31, 2003, respectively)	54,976	45,749
Loans held-for-sale	39,181	37,291
Loans	893,729	795,738
Allowance for loan losses	(10,980)	(9,920)

Loans, net	882,749	785,818
Premises and equipment, net	13,136	13,916
Other real estate	216	938
Accrued interest receivable	4,831	4,897
Other assets	19,964	18,014

Total assets	$1,172,988	$1,091,919

Liabilities
Deposits
Noninterest-bearing demand deposits	$120,921	$111,500
Interest-bearing deposits:
Demand and money market	257,315	169,357
Savings	114,113	130,992
Time deposits, $100,000 and over	193,310	172,315
Other time deposits	310,570	303,815

Total deposits	996,229	887,979
Federal Home Loan Bank short-term borrowings	100	24,500
Other short-term borrowings	17,679	23,396
Subordinated debt	36,598	—
Trust preferred securities	—	35,500
Other long-term debt	45,000	45,425
Accrued interest payable	2,688	2,786
Other liabilities	1,875	1,207

Total liabilities	1,100,169	1,020,793
Shareholders’ Equity
Common stock, no par value. Authorized 50,000,000; issued 8,992,709 and 8,888,939; outstanding 8,981,617 and 8,877,847 at June 30, 2004, and December 31, 2003, respectively.	41,467	40,516
Treasury stock	(69)	(69)
Accumulated other comprehensive income, net of taxes	(1,210)	259
Retained earnings	32,631	30,420

Total shareholders’ equity	72,819	71,126

Total liabilities and shareholders’ equity	$1,172,988	$1,091,919

     See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Six Months Ended		Three Months Ended
(Dollars in thousands except per share data)	June 30,		June 30,
	2004	2003	2004	2003
Interest income
Loans, including fees	$23,891	$25,495	$12,080	$12,785
Investment securities	4,476	3,327	2,179	1,583
Federal funds sold	58	113	28	36
Deposits with other banks	8	32	4	3

Total interest income	28,433	28,967	14,291	14,407
Interest expense
Deposits	8,906	10,120	4,585	4,937
Short-term borrowings	406	445	64	359
Trust preferred securities	—	1,143	—	576
Subordinated debt	1,515	676	757	336
Other long-term debt	720	285	360	19

Total interest expense	11,547	12,669	5,766	6,227

Net interest income	16,886	16,298	8,525	8,180
Provision for loan losses	2,500	1,800	1,300	800

Net interest income after provision for loan losses	14,386	14,498	7,225	7,380
Noninterest income
Service charges on deposit accounts	2,246	2,597	1,163	1,338
Other fees and charges	551	623	289	323
Mortgage banking activities	963	1,844	690	971
Brokerage activities	364	211	157	93
Indirect lending activities	2,161	1,413	1,053	719
SBA lending activities	455	35	105	—
Securities gains, net	130	331	—	—
Other operating income	423	590	215	417

Total noninterest income	7,293	7,644	3,672	3,861
Noninterest expense
Salaries and employee benefits	8,834	9,441	4,327	4,631
Furniture and equipment	1,468	1,365	754	683
Net occupancy	1,862	1,934	982	949
Communication expenses	727	779	411	371
Professional and other services	1,108	1,828	535	638
Stationary, printing and supplies	338	505	180	352
Other insurance expense	516	414	192	252
Other operating expenses	2,276	2,543	1,139	1,219

Total noninterest expense	17,129	18,809	8,520	9,095

Income from continuing operations before income tax expense	4,550	3,333	2,377	2,146
Income tax expense	1,446	992	728	667

Income from continuing operations	3,104	2,341	1,649	1,479

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
(UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(Dollars in thousands except per share data)	2004	2003	2004	2003
Income from continuing operations	$3,104	$2,341	$1,649	$1,479
Discontinued operations:
Income from discontinued operations (net of income taxes of $0, $37, $0 and $81, respectively)	—	78	—	173

Net Income	$3,104	$2,419	$1,649	$1,652

Earnings per share from continuing operations:
Basic earnings per share	$.35	$.26	$.19	$.16

Diluted earnings per share	$.34	$.26	$.18	$.16

Earnings per share:
Basic earnings per share	$.35	$.27	$.19	$.18

Diluted earnings per share	$.34	$.27	$.18	$.18

Dividends declared per share	$.10	$.10	$.05	$.05

Weighted average common shares outstanding-basic	8,932,328	8,860,955	8,980,216	8,863,154

Weighted average common shares outstanding-fully diluted	9,044,677	8,930,930	9,092,354	8,936,415

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Dollars in thousands)	Six Months Ended June 30,
	2004	2003
Operating Activities
Net income from continuing operations	$3,104	$2,341
Net income from discontinued operations	—	78
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	2,500	1,800
Depreciation and amortization of premises and equipment	1,012	998
Securities gains, net	(130)	(331)
Gain on loan sales	(1,240)	(122)
Proceeds from sales of other real estate	236	1,253
Gain on sales of other real estate	(33)	(107)
Net increase in loans held-for-sale	(1,890)	(39,409)
Net decrease in accrued interest receivable	66	312
Net decrease in accrued interest payable	(98)	(1,299)
Net (increase) decrease in other assets	(1,950)	742
Net increase (decrease) in other liabilities	668	(2,823)
Other	901	204

Net cash flows provided by (used in) operating activities	3,145	(36,363)
Investing Activities
Purchases of investment securities held-to-maturity	(11,763)	(30)
Purchases of investment securities available-for-sale	(5,746)	(63,812)
Maturities of investment securities held-to-maturity	2,536	1,867
Sales of investment securities available-for-sale	2,567	7,761
Maturities of investment securities available-for-sale	16,608	52,861
Net increase in loans (including loans sold)	(187,888)	(34,536)
Proceeds from sale of loans	90,215	11,215
Purchases of premises and equipment	(231)	(399)
Net cash used in discontinued operations	—	(1,189)

Net cash flows used in investing activities	(93,703)	(26,262)
Financing Activities
Net increase in demand deposits, money market accounts, and savings accounts	80,500	9,032
Net increase (decrease) in time deposits	27,750	(56,188)
Net (decrease) increase in short-term borrowings	(30,117)	54,330
Net increase (decrease) in long-term borrowings	673	(24,000)
Dividends paid	(893)	(886)
Proceeds from the issuance of common stock	951	74

Net cash flows provided by (used in) financing activities	78,864	(17,638)

Net decrease in cash and cash equivalents	(11,693)	(80,263)
Cash and cash equivalents, beginning of period	40,016	126,938

Cash and cash equivalents, end of period	$28,323	$46,675

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11,644	$13,968

Income taxes	$1,600	$2,700

Non-cash transfers to other real estate	$—	$110

     See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2004

Note A — Basis of Presentation

     The accompanying unaudited consolidated financial statements of Fidelity Southern Corporation and Subsidiaries (“Fidelity”) have been prepared in accordance with accounting principles generally accepted in the United States followed within the financial services industry for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. All such adjustments are normal recurring accruals. Certain prior period amounts have been reclassified to conform to current year presentation. These reclassifications had no impact on net income or shareholders’ equity. Operating results for the three month and six month periods ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These statements and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) should be read in conjunction with the consolidated financial statements and notes thereto included in Fidelity’s Annual Report on Form 10-K for the year ended December 31, 2003.

Note B — Shareholders’ Equity

     The Board of Governors of the Federal Reserve Board (the “FRB”) is the principal regulator of Fidelity Southern Corporation (“FSC”), a bank holding company. Fidelity Bank, (the “Bank”) is a state chartered commercial bank subject to Federal and state statutes applicable to banks chartered under the banking laws of the State of Georgia, to members of the Federal Reserve System and to banks whose deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank is a wholly-owned subsidiary of Fidelity. The FRB, the FDIC and the Georgia Department of Banking and Finance (the “GDBF”) have established capital requirements as a function of their oversight of bank holding companies and state chartered banks. Each bank holding company and each bank must maintain the minimum capital ratios set forth in “Liquidity” and “Shareholders’ Equity” in MD&A.

     The Bank is principally regulated by the GDBF and the FDIC. At periodic intervals, the GDBF and the FDIC (the Bank’s primary Federal regulator) examine and evaluate the financial condition, operations and policies and procedures of Georgia state chartered commercial banks, such as the Bank, as part of their legally prescribed oversight responsibilities.

Note C – Regulatory Agreement

Pursuant to the approval of the GBDF, the Bank, agreed, among other things, to maintain a leverage capital ratio of not less than 7.00% for the twenty-four month period following the conversion to a state chartered bank, which occurred on May 9, 2003. The Bank’s leverage capital ratio as of June 30, 2004, was 8.36%. (See “Shareholders’ Equity”.)

Note D – Discontinued Operations

     In December 2002, Fidelity sold its credit card line of business, including all of its credit card accounts and outstanding balances. In accordance with the terms of the sale, Fidelity provided interim servicing for a fee until the conversion to the purchaser’s system on May 15, 2003, and substantially all related activities ceased by June 30, 2003. In accordance with accounting principles generally accepted in the United States, the earnings and net liabilities of the credit card business were shown separately in the consolidated statements of income for the three month and six month periods ended June 30, 2003. Accordingly, all information in these consolidated financial statements for 2003 reflects continuing operations only, unless otherwise noted.

Note E – Contingencies

     Fidelity is a party to claims and lawsuits arising in the course of normal business activities.

     In addition, certain claims and lawsuits against Fidelity National Capital Investors, Inc. (“FNCI”), a former registered broker-dealer and a wholly owned subsidiary of Fidelity, were settled during the first quarter of 2004 and during 2003. On June 8, 2004, the SEC filed an order instituting administrative proceedings against FNCI, charging it with the failure to supervise a FNCI registered representative of a client’s accounts with the objective of preventing the registered representative from aiding and abetting the client in violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. The action by the SEC resulted in a fine in the amount of $125,000, the acceptance of the FNCI filing seeking a full withdrawal of FNCI from registration with the SEC, all self-regulatory organizations and all jurisdictions, with an effective date five days after the date of the SEC order, and other sanctions. A provision of $125,000 was established for the fine during 2003. On April 15, 2003, the Bank began providing investment services to its customers through an affiliation with an independent broker-dealer. At that time, FNCI terminated its business as a registered broker-dealer.

     Although the ultimate outcome of all claims and lawsuits outstanding as of June 30, 2004, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on Fidelity’s results of operations or financial condition.

Note F – Comprehensive Income (Loss)

     Fidelity’s comprehensive income (loss) items include net income and other comprehensive income (loss) related to unrealized gains and losses on investment securities classified as available-for-sale and reclassification adjustments for gains and losses on securities sales and calls included in net income. All other comprehensive income (loss) items are tax effected at a rate of 38%. During the second quarter of 2004, other comprehensive loss net of tax benefit was $2.7 million. Other comprehensive income net of tax was $.2 million for the comparable period of 2003. Comprehensive loss for the second quarter of 2004 was $1.0 million compared to comprehensive income of $1.8 million for the same period in 2003. Other comprehensive loss net of tax benefit was $1.5 million for the first half of 2004 compared to an other comprehensive loss net of tax benefit of $.3 million for the same period in 2003. Comprehensive income for the first half of 2004 was $1.6 million compared to comprehensive income of $2.1 million for the same period in 2003.

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

     The following schedule reflects the pro forma results for the three months and the six months ended June 30, 2004 and 2003, respectively (dollars in thousands, except per share data):

	Three Months Ended			Six Months Ended
	June 30, 2004 and 2003			June 30, 2004 and 2003
	Net	Net Income Per Share		Net	Net Income Per Share
	Income	Basic	Diluted	Income	Basic	Diluted
June 30, 2004
As reported	$1,649	$.19	$.18	$3,104	$.35	$.34
Stock based compensation, net of related tax effect	(20)	—	—	(40)	—	—

Pro forma	$1,629	$.19	$.18	$3,064	$.35	$.34

June 30, 2003
As reported	$1,652	$.18	$.18	$2,419	$.27	$.27
Stock based compensation, net of related tax effect	(20)	—	—	(40)	—	—

Pro forma	$1,632	$.18	$.18	$2,379	$.27	$.27

Note H — Recent Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses whether business enterprises must consolidate the financial statements of entities known as “variable interest entities”. A variable interest entity is defined by FIN 46 to be a business entity which has one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and, (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for risk of absorbing expected losses.

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

Note I – Variable Interest Entities

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

     The only assets of FNCCT1, FidNCT1 and FSCST1 are subordinated debentures of FSC, which were purchased with the proceeds from the issuance of the common and preferred securities. FNCCT1 and FidNCT1 have fixed interest rates of 10.875% and 11.045%, respectively, while FSCST1 has a current interest rate of 4.69%, and reprices quarterly. FSC makes semi-annual interest payments on the subordinated debentures to FNCCT1 and FidNCT1 and quarterly interest payments to FSCST1, which use these payments to pay dividends on the common and preferred securities.

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

     The Federal Reserve Bank (“FRB”) has issued a notice of proposed rule making (“Proposal”) regarding risk-based capital standards for bank holding companies (“BHCs”) such as FSC. The Proposal is the result of a review conducted in part due to the promulgation of FIN 46 (Revised) and its effect on the financial reporting of trust preferred securities, but also addresses supervisory concerns and certain competitive equity considerations and clarifies policies regarding capital guidelines. Comments to the Proposal were requested by July 11, 2004, after which the FRB is expected to issue final rules regarding risk-based capital.

     The Proposal provides for a three year transition period, with an effective date of March 31, 2007, but requires BHCs not meeting the standards of the Proposal to consult with the FRB and develop a plan to comply with the standards by the effective date.

     The Proposal defines the restricted core capital elements, including trust preferred securities, which may be included in Tier 1 capital, subject to an aggregate 25% of Tier 1 capital net of goodwill limitation. Excess restricted core capital elements may be included in Tier 2 capital, with trust preferred securities and certain other restricted core capital elements subject to a 50% of Tier 1 capital limitation.

     The Proposal defines trust preferred securities qualifying for inclusion as restricted core capital elements and FSC trust preferred securities meet those definitional tests. The Proposal requires that trust preferred securities be excluded from Tier 1 capital when within five years of maturity and be excluded from Tier 2 capital when within five years of maturity at 20% per year for each year during that five year period. FSC’s first trust preferred securities mature in March 2030.

     FSC’s only restricted core capital elements consist of its trust preferred securities issues and FSC has no recorded goodwill; therefore, the Proposal would have no impact on FSC’s capital ratios, its financial condition or its operating results. (See “Shareholders’ Equity” in MD&A and Note H – “Recent Accounting Pronouncements”.)

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

     The following analysis reviews important factors affecting Fidelity’s financial condition at June 30, 2004, compared to December 31, 2003, and compares the results of operations for the three month and six month periods ended June 30, 2004 and 2003. These comments should be read in conjunction with Fidelity’s consolidated financial statements and accompanying notes appearing in this report.

Assets

     Total assets were $1,173 million at June 30, 2004, compared to $1,092 million at December 31, 2003, an increase of $81 million, or 7.4%. Loans increased $98 million or 12.3% to $894 million and loans held-for-sale increased $2 million or 5.1% to $39 million at June 30, 2004. The 12.0% increase in total loans to $933 million was a result of the growth in commercial loans of $22 million or 27.2%

to $103 million, the growth in construction loans of $16 million or 13.5% to $136 million, the growth in mortgage loans, including mortgage loans held-for-sale, of $22 million or 12.1% to $206 million, and the growth in consumer installment loans, including indirect automobile loans held-for-sale, of $39 million or 8.8% to $488 million. Commercial real estate mortgage loans, a component of real estate mortgage loans, grew 4.2% to $80 million during the first six months of 2004. The growth in loans reflects Fidelity’s strategic focus on and commitment to grow the core loan portfolio significantly while also increasing the profitable origination, sale and servicing of indirect automobile loans and sales of the insured portion of SBA loans.

     The commercial, construction and residential mortgage lending areas have received new leadership through internal promotions. These lending areas, as well as the indirect lending area, have all recently added seasoned professional staff to further increase quality loan production, increase profitable loan sales and provide portfolio loan growth. Indirect automobile loan production for the second quarter and the first half of 2004 was $123 million and $233 million compared to $101 million and $184 million, respectively, for the same periods in 2003, a 21.8% and 26.6% increase, respectively.

     The following schedule summarizes Fidelity ‘s total loans at June 30, 2004, and December 31, 2003 (dollars in thousands):

	June 30,	December 31,
	2004	2003
Total Loans:
Commercial, financial and agricultural	$102,544	$80,648
Real estate – construction	136,450	120,179
Real estate – mortgage	202,163	181,762
Consumer installment	452,572	413,149

Loans	893,729	795,738
Loans held-for-sale:
Residential mortgage loans	4,181	2,291
Indirect automobile loans	35,000	35,000

Total loans held-for-sale	39,181	37,291

Total loans	$932,910	$833,029

Asset Quality

     The following schedule summarizes Fidelity’s asset quality position at June 30, 2004, and December 31, 2003 (dollars in thousands):

	June 30,		December 31,
	2004		2003
Nonperforming assets:
Nonaccrual loans	$2,038		$2,244
Repossessions	533		918
Other real estate	216		938

Total nonperforming assets	$2,787		$4,100

Loans 90 days past due and still accruing	$122		$195

Allowance for loan losses	$10,980		$9,920

Ratio of loans past due and still accruing to loans	.01%		.02%

Ratio of nonperforming assets to total loans and repossessions	.30%		.49%

Allowance to period-end loans	1.23%		1.25%

Allowance to nonaccrual loans and repossessions (coverage ratio)	4.27	x	3.14	x

     The above schedule reflects the ongoing improvement in asset quality through the continued reduction in total nonperforming assets, which nonperforming assets total was likewise reduced significantly during 2003.

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

     Federal funds sold decreased $12 million or 63.9% at June 30, 2004, to $7 million when compared to balances at December 31, 2003 due to significant loan growth.

     Investment securities decreased $6 million or 3.4% to $185 million at June 30, 2004, compared to December 31, 2003. Approximately $18 million in purchases during the first half of 2004 was more than offset by principal payments on mortgage backed securities, sales of approximately $3 million of mortgage backed securities available-for-sale and a decline in the market value of the available-for-sale investment securities portfolio.

     Other assets increased $2 million or 10.8% to $20 million at June 30, 2004, compared to December 31, 2003, due to purchases of and the increase in the cash surrender value of tax advantaged bank owned life insurance, which totaled approximately $14 million at June 30, 2004.

Deposits

     Total deposits at June 30, 2004, were $996 million compared to $888 million at December 31, 2003, a $108 million or 12.2% increase. Interest-bearing demand and money market accounts increased $88 million or 5.2% to $257 million. Savings deposits decreased $17 million or 12.9% to $114 million. Time deposits $100,000 and over and other time deposits at June 30, 2004, totaled $504 million compared to $476 million at December 31, 2003, an increase of $28 million or 5.9%. Noninterest-bearing demand deposits increased $9 million or 8.4% to $121 million. The increases in interest-bearing demand and money market accounts and in time deposits were in large measure due to advertised premium yield programs to increase the number of deposit transaction accounts, to provide funding for loan growth and to reduce borrowings.

Other Borrowings

     Federal Home Loan Bank (“FHLB”) short-term borrowings totaled $.1 million at June 30, 2004, consisting of a draw against a $15 million line of credit maturing October 20, 2004, at a daily rate comparable in cost to overnight Federal funds purchased, collateralized by loans and mortgage backed securities pledged. Short-term FHLB borrowings declined $24 million during the first six months of 2004, primarily as a result of paying off a $10 million 4.12% advance which matured March 15, 2004, and a $14 million 5.26% fixed rate advance maturing April 12, 2004. Other short-term borrowings decreased $6 million or 24.4% to $18 million at June 30, 2004, compared to other short-term borrowings at December 31, 2003, primarily as a result of a reduction in unsecured overnight Federal funds purchased from $11 million at December 31, 2003, to $3 million at June 30, 2004. The remaining other short-term borrowings consisted of overnight repurchase agreements with commercial transaction account customers.

Subordinated Debt and Trust Preferred Securities

     Subordinated debt totaled $36.6 million at June 30, 2004, consisting of $35.5 million in outstanding obligations of three trust preferred issues and $1.1 million to fund the investment in the common stock of those entities. The total trust preferred outstanding obligation of $35.5 million was classified as trust preferred securities as of December 31, 2003, and the $1.1 million related to the funding of the investment in the common stock of those entities was eliminated in consolidation. The deconsolidation of the trust preferred entities in 2004 and the reclassification to subordinated debt was in accordance with the requirements of FIN 46 (Revised), which was adopted by Fidelity in 2004. (See Note I – “Variable Interest Entities and Note H – “Recent Accounting Pronouncements.”)

     On July 28, 2003, Fidelity redeemed at par its 8.50% Subordinated Notes due January 31, 2006, in the amount of $15.0 million. Interest expense on subordinated notes for the three month and six month periods ended June 30, 2003, reflects the interest expense related to these notes, while the interest expense on trust preferred securities for the same period was classified as interest expense on trust preferred securities.

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

     Sources of liquidity include cash and cash equivalents, net of Federal requirements to maintain reserves against deposit liabilities; investment securities eligible for sale or pledging to secure borrowings from dealers and customers pursuant to securities sold under agreements to repurchase (“repurchase agreements”); loan repayments; loan sales; deposits and certain interest-sensitive deposits; a collateralized line of credit at the Federal Reserve Bank of Atlanta Discount Window; a collateralized line of credit with the FHLB of Atlanta; and borrowings under both unsecured and secured overnight Federal funds lines available from correspondent banks. In addition to interest rate-sensitive deposits, the Bank’s principal demand for liquidity is anticipated fundings under credit commitments to customers.

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

     Fidelity as of June 30, 2004, has unused sources of liquidity in the form of unused unsecured Federal funds lines totaling $25 million, a secured Federal funds line totaling $5 million, unpledged securities with a market value of $26 million, nationally sourced time deposits available through investment banking firms and additional FHLB and FRB lines of credit, subject to available qualifying collateral, at June 30, 2004.

Shareholders’ Equity

     Shareholders’ equity was $73 million and $71 million at June 30, 2004 and December 31, 2003, respectively. Shareholders’ equity as a percent of total assets was 6.21% at June 30, 2004, compared to 6.51% at December 31, 2003. At June 30, 2004, and December 31, 2003, Fidelity exceeded all capital ratios required by the FRB to be considered well capitalized, as reflected in the following schedule:

	FRB		Fidelity Ratios
	Adequately	Well	June 30,	December 31,
Capital Ratios:	Capitalized	Capitalized	2004	2003
Leverage	3.00%	5.00%	8.60%	9.03%
Risk-Based Capital
Tier I	4.00	6.00	9.79	10.33
Total	8.00	10.00	11.97	12.74

     The table below sets forth the capital requirements for the Bank under FDIC regulations as well as the Bank’s capital ratios at June 30, 2004 and December 31, 2003, respectively:

	FDIC Regulations		Bank Ratios
	Adequately	Well	June 30,	December 31,
	Capitalized	Capitalized	2004	2003
Capital Ratios:
Leverage	4.00%	5.00%	8.36%	8.90%
Risk-Based Capital
Tier I	4.00	6.00	9.51	10.19
Total	8.00	10.00	11.61	12.39

     During the six month period ended June 30, 2004, Fidelity declared and paid dividends on its common stock of $.10 per share totaling approximately $.9 million.

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

     Analyses indicate that an immediate and sustained 200 basis point increase in market rates of interest would have a negative impact on the net present value (equity at risk) of Fidelity within approved tolerances. An immediate and sustained 200 basis point decrease in market rates of interest would have a significantly positive impact on the net present value of Fidelity’s financial assets and liabilities. An immediate and sustained decrease of 200 basis points in market rates of interest would have a negative impact on net interest income and a negative impact on net income in excess of policy parameters and approved tolerances of 5% and 15%, respectively. An immediate and sustained increase of 200 basis points in market rates of interest would have a significant positive impact on net interest income and net income. Management believes that a 200 basis point decline in interest rates is remote, given the prevailing historically low market interest rates; therefore, a 100 basis point rate shock analysis has become management’s primary declining interest rate sensitivity measurement. This analysis indicated that an immediate and sustained 100 basis point decline in interest rates would have a negative impact on net interest income and net income; however those results were well within established tolerances. The interest sensitivity asset gap at ninety days and six months was 14.51% and 7.65%, respectively at June 30, 2004, mitigated in part by a net sensitivity liability gap of 4.20% at one year.

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

Earnings

     Income from continuing operations for the quarter ended June 30, 2004, was $1.6 million compared to $1.5 million for the same quarter of 2003, or $.19 and $.16 basic earnings per share from continuing operations, respectively. Diluted earnings per share from continuing operations for the two periods were $.18 and $.16, respectively. Net income for the quarters ended June 30, 2004 and 2003, was $1.6 million. Basic earnings were $.19 per share for the second quarter of 2004 compared to $.18 per share for the same period in 2003, while diluted earnings per share were $.18 for both periods.

     Income from continuing operations for the first six months of 2004 was $3.1 million compared to $2.3 million for the first six months of 2003, an increase of 32.6%. Basic earnings per share from continuing operations for the two periods were $.35 and $.26, respectively, while diluted earnings per share from continuing operations were $.34 and $.26, respectively. Net income for the six months ended June 30, 2004, was $3.1 million compared to net income of $2.4 million for the comparable period of 2003. Basic earnings were $.35 per share for the first six months of 2004 compared to $.27 per share for the same period in 2003, while diluted earnings per share were $.34 and $.27, respectively.

Net Interest Income

     Net interest income for the second quarter of 2004 was $8.5 million compared to $8.2 million for the same period in 2003, an increase of $.3 million or 4.2%. The average balance of interest earning assets increased $114 million or 11.6% to $1,098 million for the three months ended June 30, 2004, when compared to the same period in 2003. The yield on interest earning assets for the second quarter of 2004 was 5.24%, a decline of 66 basis points when compared to the yield on interest earning assets for the same period in 2003. The average balance of loans outstanding for the second quarter of 2004 increased $63 million or 7.5% to $902 million when compared to the same period in 2003. The yield on average loans outstanding for the period declined 72 basis points to 5.41% when compared to the same period in 2003 as a result of declines in market rates of interest, resulting in the repayment and payoff of higher-yielding loans and the origination of relatively lower-yielding loans. The average balance of investment securities for the second quarter of 2004 increased $51 million or 38.9% to $183 million when compared to the same period in 2003 as a result of the leveraging of the strong capital position of Fidelity in late 2003 with the purchase of $70 million in mortgage-backed securities. The yield on average investment securities outstanding declined 16 basis points to 4.76% when compared to the same period in 2003.

     The average balance of interest bearing liabilities increased $110 million or 12.9% to $958 million during the second quarter of 2004 and the rate on this average balance declined 52 basis points to 2.42% when compared to the same period in 2003. The 52 basis point decline in the cost of interest bearing liabilities was less than the 66 basis point decline in the yield on interest earning assets, resulting in a 21 basis point decline in the net interest margin to 3.14%. The net interest margin for the second quarter of 2004 was negatively impacted due to significantly greater average balances in investment securities with a yield of 4.76% in the second quarter of 2004, which was 65 basis points lower than the yield on loans for the period.

     Net interest income for the first six months of 2004 was $16.9 million compared to $16.3 million for the same period in 2003, an increase of $.6 million or 3.6%. The average balance of interest earning assets increased $98 million or 10.0% to $1,082 million for the six months ended June

30, 2004, when compared to the same period in 2003. The yield on interest earning assets for the first six months of 2004 was 5.30%, a decline of 66 basis points when compared to the yield on interest earning assets for the same period in 2003. The average balance of loans outstanding for the first six months of 2004 increased $58 million or 7.1% to $882 million when compared to the same period in 2003. The yield on average loans outstanding for the period declined 78 basis points to 5.47% when compared to the same period in 2003 as a result of continuing declines in market rates of interest. The average balance of investment securities increased $51 million or 37.7% to $186 million when compared to the same period of 2003 as a result of the leveraging strategy implemented in late 2004 discussed above. The yield on average investment securities declined 21 basis points to 4.83% when compared to the same period in 2003.

     The average balance of interest bearing liabilities increased $97 million or 11.5% to $946 million during the first six months of 2004 and the rate on this average balance declined 56 basis points to 2.45% when compared to the same period in 2003. The 56 basis point decline in the cost of interest bearing liabilities was only 10 basis points less than the 66 basis point decline in the yield on interest earning assets, but there was a 19 basis point decline in the net interest margin to 3.16%. The net interest margin for the first half of 2004 was negatively impacted due to significantly greater average balances in investment securities with a yield of 4.83% in the first half of 2004, which was 64 basis points lower than the yield on loans for the period.

Provision for Loan Losses

     The allowance for loan losses is established through provisions charged to operations. Such provisions are based on management’s and the Credit Administrations Department’s evaluations of the loan portfolio and commitments under current economic conditions, past loan loss experience, adequacy of underlying collateral, and such other factors which, in management’s judgment, deserve consideration in estimating loan losses. This analysis is separately performed for each major loan category. Loans are charged off when, in the opinion of management, such loans are deemed to be uncollectible. Subsequently, recoveries are added to the allowance.

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

Management believes the allowance for loan losses is adequate to provide for inherent loan losses. The provision for loan losses for the second quarter and the first six months of 2004 was $1.3 million and $2.5 million, respectively, compared to $.8 million and $1.8 million, respectively, for the same periods in 2003. The increase in the provision for loan losses for the second quarter and the first six months of 2004 was primarily due to higher outstanding loan balances at comparable period ends, as the provision exceeded net charge-offs by $.8 million and $1.1 million, respectively. The ratio of net charge-offs to average loans on an annualized basis for the six months ended June 30, 2004, decreased to .35% compared to .37% for the same period in 2003. This decrease was due in part to strong recovery efforts, as the increase in recoveries partially offset the increase in charge-offs in the first half of 2004 when compared to the same period in 2003. Net charge-offs for the second quarter and the first six months of 2004 were $.5 million and $1.4 million, respectively, compared to $.8 million and $1.4 million, respectively, for the same periods in 2003. The allowance for loan losses as a percentage of loans at June 30, 2004, was 1.23% compared to 1.25% at December 31, 2003, and 1.26% at June 30, 2003. This decrease was due to improving loan quality as reflected in the decline in nonperforming assets and the change in the loan mix as a result of the growth in real estate construction and other loan balances with historically higher relative credit quality attributes.

	Six Months Ended
	June 30,		Year Ended December 31,
	2004	2003	2003
Balance at beginning of period	$9,920	$9,404	$9,404
Charge-offs:
Commercial, financial and agricultural	181	93	1,398
Real estate-construction	—	—	—
Real estate-mortgage	4	7	232
Consumer installment	1,866	1,543	3,218

Total charge-offs	2,051	1,643	4,848

Recoveries:
Commercial, financial and agricultural	280	22	82
Real estate-construction	—	—	—
Real estate-mortgage	52	3	3
Consumer installment	279	217	529

Total recoveries	611	242	614

Net charge-offs	1,440	1,401	4,234
Provision for loan losses	2,500	1,800	4,750

Balance at end of period	$10,980	$9,803	$9,920

Ratio of net charge-offs to average loans	.35%	.37%	.54%

Allowance for loan losses as a percentage of loans at end of period	1.23%	1.26%	1.25%

     The increase in consumer installment loan charge-offs in the first six months of 2004 to $1.9 million, representing 91.0% of total charge-offs for the period, was primarily due to growth in outstanding balances.

Noninterest Income

     Noninterest income for the second quarter and the first six months of 2004 was $3.7 million and $7.3 million, respectively, compared to $3.9 million and $7.6 million, respectively, for the same periods in 2003, decreases of $.2 million and $.4 million or 4.9% and 4.6%. The significant increases in revenues from brokerage activities, indirect lending activities and SBA lending activities were more than offset by declines in revenues from mortgage banking activities, service charges and other fees and charges, gains on sales of securities and other operating income during the second quarter and the first six months of 2004, when compared to the same periods of 2003.

     Revenue from service charges on deposit accounts and other fees and charges declined $.2 million and $.4 million or 12.6% and 13.1% to $1.5 million and $2.8 million, respectively, for the second quarter and the first six months of 2004 when compared to the same periods in 2003 due to certain reduced fees and charges as a result of adjustments to competitive deposit offerings, an improving economy resulting in fewer overdrafts and modified customer behavior to avoid charges by more carefully monitoring balances.

     Revenue from mortgage banking activities for the second quarter and the first six months of 2004 decreased $.3 million and $.9 million or 28.9% and 47.8% to $.7 million and $1.0 million, respectively, compared to the same periods in 2003, the height of the mortgage loan refinancing boom, because of increasing interest rates in the fourth quarter of 2003 and the first half of 2004, resulting in substantial declines in mortgage loan refinancing volume in 2004. A management change as discussed herein and the addition of several experienced mortgage loan originators to refocus on the mortgage loan originations business compared to the mortgage loan refinancing business resulted in increasing revenue from this source during the second quarter of 2004.

     Income from brokerage activities for the second quarter and the first six months of 2004 increased $.1 million and $.2 million or 68.8% and 72.5% to $.2 million and $.4 million, respectively, when compared to the same periods in 2003. The increases were due primarily to an improving stock market and increased volume.

     Income from indirect lending activities for the second quarter and the first six months of 2004 increased $.3 million and $.7 million or 46.5% and 52.9% to $1.1 million and $2.2 million, respectively, compared to the same periods of 2003. Indirect automobile loans serviced for others totaled $220 million and $161 million at June 30, 2004 and 2003, respectively, an increase of $59 million or 36.6%, reflecting the increasing production and sale of indirect automobile loans with servicing retained during the first half of 2004, in part as a result of retaining several experienced lenders in late 2003. There were sales of $50 million of indirect automobile loans in the second quarter of 2004 and sales of $84 million in the first half of 2004, all generating gains. There was one sale of indirect automobile loans in the first half of 2003 totaling $11 million, which occurred in the second quarter of 2003. It is anticipated that there will be at least one indirect automobile loan sale in each remaining quarter of 2004.

     Income from SBA lending activities for the second quarter and the first six months of 2004 increased $.1 million and $.4 million, respectively, when compared to the same periods in 2003. The increases were due to increased production and loan participation sales activity in 2004 as a result of adding an additional experienced SBA lender to the commercial staff.

     Gains on sales of securities during the first half of 2004 totaled $.1 million compared to $.3 million for the same period of 2003. The decrease in gains on sales of securities of $.2 million or 60.7% was attributable to a greater volume of sales in the first half of 2003.

     Other operating income decreased $.2 million and $.2 million to $.2 million and $.4 million, respectively, in the second quarter and the first half of 2004 when compared to the same periods in 2003 due to gains generated by the sales of other real estate owned in 2003.

Noninterest Expense

     Noninterest expense was $8.5 million and $17.1 million for the second quarter and the six months ended June 30, 2004, respectively, compared to $9.1 million and $18.8 million, respectively, for the same periods in 2003, declines of 6.3% and 8.9%, respectively. Declines in 2004 expenses primarily related to salaries and employee benefits, professional and other services, stationery, printing and supplies and other operating expenses.

     Salaries and employee benefits expenses decreased 6.6% and 6.4% or $.3 million and $.6 million to $4.3 million and $8.8 million, respectively, in the second quarter and the first six months of 2004 compared to the same periods in 2003. The decreases were attributable to a reduction in full time equivalent employees as a result of cost containment and efficiency measures and the increased deferral of direct costs related to the increased loan production in the first half of 2004 compared to the same period in 2003. Full-time equivalent employees totaled 345 at June 30, 2004, compared to 341 at June 30, 2003.

     Occupancy expenses increased minimally to $1.1 million and declined minimally to $1.9 million, respectively in the second quarter and the first six months of 2004 compared to the same periods in 2003. Approximately $130,000 in unamortized leasehold improvements was charged off in the second quarter as a result of the renegotiation of the operations center lease to become effective January 1, 2005. The leasehold charge-off relates to excess office space which will not be included in the leased space subsequent to January 1, 2005. The increased expense related to the leasehold charge-off was offset by a reduction in office space leased during the first half of 2004.

     Professional and other services declined $.1 million and $.7 million or 16.1% and 39.4% to $.5 million and $1.1 million, respectively, for the second quarter and the first six months of 2004 compared to the same periods in 2003. The declines were primarily due to decreased consulting and legal expenses related to the resolution of legal and regulatory issues regarding brokerage and trust activities.

     Other insurance expenses, including all insurance other than that related to employees and classified as benefits expense, decreased $.1 million or 23.8% to $.2 million in the second quarter of 2004 compared to the same period of 2003. Other insurance expenses increased $.1 million or 24.6% to $.5 million for the first half of 2004 when compared to the same period in 2003. The insurance renewal for the period April 2004 through March 2005 was finalized and the annual cost was reduced by approximately $.6 million, largely because of resolved legal and regulatory issues related to brokerage and trust activities and the divestiture of certain lines of business in 2002.

     Stationary, printing and supplies expenses declined 48.9% and 33.1% in the second quarter and first six months of 2004 compared to the same periods in 2003 due to the name changes of Fidelity and the Bank upon conversion to a state charter in 2003 requiring the destruction of old stock and the reprinting of most forms and letterhead stationary.

     Other operating expenses decreased $.1 million and $.3 million or 6.5% and 10.5% to $1.1 million and $2.3 million, respectively, in the second quarter and first six months of 2004 when compared to the same periods in 2003. The decrease was primarily due to economy and efficiency measures initiated for 2004, reduced regulatory costs, reduced claims and settlement costs and reduced expenses due to volume declines in certain services and in mortgage loan production costs, offset in part by increased product advertising expenses generating substantial transaction account and time deposit growth.

Provision for Income Taxes

     The provision for income taxes from continuing operations for the second quarter and first six months of 2004 was $.7 million and $1.4 million, respectively, compared to $.7 and $1.0 million for the same periods in 2003. The effective tax rate for the first six months of 2004 and 2003 was 31.8% and 29.8%, respectively. The effective tax rate for the first six months of 2004 was somewhat greater than that for the same period last year in part because the growth in income before taxes in the first half of 2004 reduced the impact of nontaxable income in the first six months of 2004 relative to that for 2003.

Income from Discontinued Operations

     Credit card servicing activities were transferred to the purchaser on May 15, 2003, and substantially all credit card activities were completed by June 30, 2003. The after tax income from discontinued operations relating to the sale of the credit card line of business was $.2 million and $.1 million, respectively, for the three month and six month periods ended June 30, 2003. There was no income or loss from this source in 2004.

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

ITEM 4 – CONTROLS AND PROCEDURES

     As of June 30, 2004, the management of Fidelity carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the disclosure controls and procedures as defined in Securities Exchange Act Rule 13(a)-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that Fidelity’s current disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurances that any design will succeed in achieving its stated goals under all potential conditions, regardless of how remote.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Fidelity is a party to claims and lawsuits arising in the course of normal business activities.

     In addition, certain outstanding claims and lawsuits against Fidelity National Capital Investors, Inc. (“FNCI”), a former registered broker-dealer and a wholly owned subsidiary of Fidelity, were settled during the first quarter of 2004 and during 2003. On June 8, 2004, the SEC filed an order instituting administrative proceedings against FNCI, charging it with the failure to supervise a FNCI registered representative of a client’s accounts with the objective of preventing the registered representative from aiding and abetting the client in violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. The action by the SEC resulted in a fine in the amount of $125,000, the acceptance of the FNCI filing seeking a full withdrawal of FNCI from registration with the SEC, all self-regulatory organizations and all jurisdictions, with an effective date five days after the date of the SEC order, and other sanctions. A provision of $125,000 was established for the fine during 2003. On April 15, 2003, the Bank began providing investment services to its customers through an affiliation with an independent broker-dealer. At that time, FNCI terminated its business as a registered broker-dealer.

     Although the ultimate outcome of all claims and lawsuits outstanding on June 30, 2004, cannot be ascertained at this time, it is the opinion of management that these matters when resolved will not have a material adverse effect on Fidelity’s results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There was one matter submitted to a vote of security holders at Fidelity’s annual meeting of shareholders held on April 22, 2004.

The election of seven directors to serve until the next annual meeting of shareholders and until their successors are elected and qualified. The number of votes for the election of the directors was as follows:

Director	Votes Cast For	Votes Withheld
James B. Miller, Jr.	8,472,746	109,003
David R. Bockel	8,454,449	127,300
Edward G. Bowen, M.D	8,472,749	109,000
Kevin S. King	8,469,747	112,002
Robert J. Rutland	8,455,649	126,100
W. Clyde Shepherd, III	8,467,353	114,396
Rankin M. Smith, Jr.	8,467,353	114,396

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Required by Item 601 of Regulation S-K Additional Exhibits

31.1	Rule 13a – 14 (a) Certification of James B. Miller, Jr.

31.2	Rule 13a – 14 (a) Certification of M. Howard Griffith, Jr.

32.1	Section 1350 Certification of James B. Miller, Jr., Chief Executive Officer.

32.2	Section 1350 Certification of M. Howard Griffith, Jr., Chief Financial Officer.

(b) Reports on Form 8-K

     Filed July 23, 2004, under Items 7 and 12 of Form 8-K, regarding the release of Fidelity Southern Corporation’s first quarter earnings on April 19, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY SOUTHERN CORPORATION
(Registrant)

Date: August 2, 2004	BY:	/s/ James B. Miller, Jr. James B. Miller, Jr.
Chief Executive Officer

Date: August 2, 2004	BY:	/s/ M. Howard Griffith, Jr.

M. Howard Griffith, Jr.
Chief Financial Officer