Form 10-Q
period 2004-09-30
FIDELITY SOUTHERN CORP
filed 2004-11-15
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended   September 30, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes [x] No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 31, 2004
Common Stock, no par value	9,118,459

FIDELITY SOUTHERN CORPORATION

INDEX

Page Number
Part I. Financial Information
Item l. Consolidated Financial Statements
Consolidated Balance Sheets as of September 30, 2004 (unaudited) and December 31, 2003	3
Consolidated Statements of Income (unaudited) for the Nine Months Ended September 30, 2004 and 2003, and the Three Months Ended September 30, 2004 and 2003	4-5
Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2004 and 2003	6
Notes to Consolidated Financial Statements (unaudited)	7-11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-22
Item 3. Quantitative and Qualitative Disclosures about Market Risk (included in Part I Item 2)	16-17
Item 4. Controls and Procedures	23
Part II. Other Information
Item 1. Legal Proceedings	24
Item 6. Exhibits	24
Signature Page	24
Exhibits 31.1 Certification of Chief Executive Officer	25-26
31.2 Certification of Chief Financial Officer	27-28
32.1 Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	29
32.2 Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	30

PART I - FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
(Dollars in thousands)	2004	2003
Assets
Cash and due from banks	$24,040	$20,529
Interest-bearing deposits with banks	300	921
Federal funds sold	15,565	18,566
Investment securities available-for-sale (amortized cost of $122,003 and $144,860 at September 30, 2004, and December 31, 2003, respectively)	122,585	145,280
Investment securities held-to-maturity (approximate fair value of $54,249 and $46,010 at September 30, 2004, and December 31, 2003, respectively)	53,603	45,749
Loans held-for-sale	30,126	37,291
Loans	931,871	795,738
Allowance for loan losses	(11,553)	(9,920)

Loans, net	920,318	785,818
Premises and equipment, net	12,970	13,916
Other real estate	209	938
Accrued interest receivable	4,819	4,897
Other assets	20,891	18,014

Total assets	$1,205,426	$1,091,919

Liabilities
Deposits
Noninterest-bearing demand deposits	$115,176	$111,500
Interest-bearing deposits:
Demand and money market	256,412	169,357
Savings	115,318	130,992
Time deposits, $100,000 and over	201,812	172,315
Other time deposits	317,031	303,815

Total deposits	1,005,749	887,979
Federal Home Loan Bank short-term borrowings	18,000	24,500
Other short-term borrowings	16,600	23,396
Subordinated debt	36,598	—
Trust preferred securities	—	35,500
Other long-term debt	45,000	45,425
Accrued interest payable	2,260	2,786
Other liabilities	3,690	1,207

Total liabilities	1,127,897	1,020,793
Shareholders’ Equity
Common stock, no par value. Authorized 50,000,000; issued 9,128,941 and 8,888,939; outstanding 9,117,849 and 8,877,847 at September 30, 2004, and December 31, 2003, respectively.	42,689	40,516
Treasury stock	(69)	(69)
Accumulated other comprehensive income, net of taxes	360	259
Retained earnings	34,549	30,420

Total shareholders’ equity	77,529	71,126

Total liabilities and shareholders’ equity	$1,205,426	$1,091,919

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(Dollars in thousands except per share data)	2004	2003	2004	2003
Interest income
Loans, including fees	$36,986	$37,849	$13,095	$12,354
Investment securities	6,656	4,783	2,180	1,456
Federal funds sold	74	138	16	25
Deposits with other banks	11	37	3	5

Total interest income	43,727	42,807	15,294	13,840
Interest expense
Deposits	13,688	14,591	4,782	4,473
Short-term borrowings	518	799	112	372
Trust preferred securities	—	1,873	—	730
Subordinated debt	2,292	785	777	105
Other long-term debt	1,084	305	364	4

Total interest expense	17,582	18,353	6,035	5,684

Net interest income	26,145	24,454	9,259	8,156
Provision for loan losses	3,600	3,750	1,100	1,950

Net interest income after provision for loan losses	22,545	20,704	8,159	6,206
Noninterest income
Service charges on deposit accounts	3,440	3,868	1,194	1,271
Other fees and charges	845	902	294	279
Mortgage banking activities	1,467	2,562	504	718
Brokerage activities	482	295	118	84
Indirect lending activities	3,303	2,213	1,142	800
SBA lending activities	692	35	237	—
Securities gains, net	300	331	170	—
Other operating income	681	764	258	174

Total noninterest income	11,210	10,970	3,917	3,326
Noninterest expense
Salaries and employee benefits	13,263	14,041	4,429	4,600
Furniture and equipment	2,225	2,019	757	654
Net occupancy	2,709	2,866	847	932
Communication expenses	1,044	1,089	317	310
Professional and other services	1,704	2,374	596	546
Stationary, printing and supplies	502	661	164	156
Other insurance expense	647	739	131	325
Other operating expenses	3,471	3,852	1,195	1,309

Total noninterest expense	25,565	27,641	8,436	8,832

Income from continuing operations before income tax expense	8,190	4,033	3,640	700
Income tax expense	2,719	1,097	1,273	105

Income from continuing operations	$5,471	$2,936	$2,367	$595

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
(UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(Dollars in thousands except per share data)	2004	2003	2004	2003
Income from continuing operations	$5,471	$2,936	$2,367	$595
Discontinued operations:
Income from discontinued operations (net of income tax expense of $-0-, $37, $-0- and $-0-, respectively	—	78	—	—

Net Income	$5,471	$3,014	$2,367	$595

Earnings per share from continuing operations:
Basic earnings per share	$.61	$.33	$.26	$.07

Diluted earnings per share	$.60	$.33	$.26	$.07

Earnings per share:
Basic earnings per share	$.61	$.34	$.26	$.07

Diluted earnings per share	$.60	$.34	$.26	$.07

Dividends declared per share	$.15	$.15	$.05	$.05

Weighted average common shares outstanding-basic	8,964,812	8,861,930	9,029,075	8,863,847

Weighted average common shares outstanding – fully diluted	9,061,956	8,951,258	9,096,141	8,991,252

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2004	2003
Operating Activities
Net income from continuing operations	$5,471	$2,936
Net income from discontinued operations	—	78
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	3,600	3,750
Depreciation and amortization of premises and equipment	1,499	1,519
Securities gains, net	(300)	(331)
Gain on loan sales	(1,853)	(305)
Proceeds from sales of other real estate	489	1,299
Gain on sales of other real estate	(46)	(91)
Net decrease (increase) in loans held-for-sale	7,165	(18,927)
Net decrease in accrued interest receivable	78	168
Net decrease in accrued interest payable	(526)	(2,056)
Net (increase) decrease in other assets	(2,877)	1,701
Net increase (decrease) in other liabilities	2,483	(4,038)
Other	101	1,008

Net cash flows provided by (used in) operating activities	15,284	(13,289)
Investing Activities
Purchases of investment securities held-to-maturity	(11,763)	(30)
Purchases of investment securities available-for-sale	(5,909)	(94,058)
Maturities of investment securities held-to-maturity	3,908	2,595
Sales of investment securities available-for-sale	7,029	7,761
Maturities of investment securities available-for-sale	21,875	72,075
Net increase in loans	(259,836)	(69,953)
Proceeds from sale of loans	123,876	37,216
Purchases of premises and equipment	(553)	(863)
Net cash used in discontinued operations	—	(1,189)

Net cash flows used in investing activities	(121,373)	(46,446)
Financing Activities
Net increase in demand deposits, money market accounts, and savings accounts	75,057	12,773
Net increase (decrease) in time deposits	42,713	(63,062)
Net (decrease) increase in short-term borrowings	(13,296)	34,609
Net increase (decrease) in long-term borrowings	673	(23,847)
Dividends paid	(1,342)	(1,329)
Proceeds from the issuance of common stock	2,173	74

Net cash flows provided by (used in) financing activities	105,978	(40,782)

Net decrease in cash and cash equivalents	(111)	(100,517)
Cash and cash equivalents, beginning of period	40,016	126,938

Cash and cash equivalents, end of period	$39,905	$26,421

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$18,108	$20,408

Income taxes	$2,200	$3,300

Non-cash transfers to other real estate	$208	$828

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2004

Note A - Basis of Presentation

     The accompanying unaudited consolidated financial statements of Fidelity Southern Corporation and Subsidiaries (“Fidelity”) have been prepared in accordance with accounting principles generally accepted in the United States followed within the financial services industry for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. All such adjustments are normal recurring accruals. Certain prior period amounts have been reclassified to conform to current year presentation. These reclassifications had no impact on net income or shareholders’ equity. Operating results for the three month and nine month periods ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These statements and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) should be read in conjunction with the consolidated financial statements and notes thereto included in Fidelity’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Note C – Regulatory Agreement

     Pursuant to the approval of the GBDF, the Bank, agreed, among other things, to maintain a leverage capital ratio of not less than 7.00% for the twenty-four month period following the conversion to a state chartered bank, which occurred on May 9, 2003. The Bank’s leverage capital ratio as of September 30, 2004, was 8.22%. (See “Shareholders’ Equity”.)

Note D – Discontinued Operations

     In December 2002, Fidelity sold its credit card line of business, including all of its credit card accounts and outstanding balances. In accordance with the terms of the sale, Fidelity provided interim servicing for a fee until the conversion to the purchaser’s system on May 15, 2003, and substantially all related activities ceased by June 30, 2003. In accordance with accounting principles generally accepted in the United States, the earnings and net liabilities of the credit card business were shown separately in the consolidated statements of income for the nine month period ended September 30, 2003. Accordingly, all information in these consolidated financial statements for 2003 reflects continuing operations only, unless otherwise noted.

Note E – Contingencies

     Fidelity is a party to claims and lawsuits arising in the course of normal business activities.

     In addition, certain claims and lawsuits against Fidelity National Capital Investors, Inc. (“FNCI”), a former registered broker-dealer and a wholly owned subsidiary of Fidelity, were settled during the first nine months of 2004 and during 2003. In accordance with an SEC order filed on June 8, 2004, a $125,000 fine accrued in 2003 was paid to the SEC, which in turn accepted the FNCI filing seeking a full withdrawal of FNCI from registration with the SEC and all other jurisdictions. On April 15, 2003, the Bank began providing investment services to its customers through an affiliation with an independent broker-dealer. At that time, FNCI terminated its business as a registered broker-dealer.

     During the third quarter of 2004, a $175,000 reserve was established to settle a trust claim, which settlement was concluded on October 22, 2004.

     Although the ultimate outcome of all claims and lawsuits outstanding as of September 30, 2004, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on Fidelity’s results of operations or financial condition.

Note F – Comprehensive Income (Loss)

     Fidelity’s comprehensive income (loss) items include net income and other comprehensive income (loss) related to unrealized gains and losses on investment securities classified as available-for-sale and reclassification adjustments for gains and losses on securities sales and calls included in net income. All other comprehensive income (loss) items are tax effected at a rate of 38%. During the third quarter of 2004, other comprehensive income net of tax benefit was $1.6 million. Other comprehensive loss net of tax was $1.7 million for the comparable period of 2003. Comprehensive income for the third quarter of 2004 was $3.9 million compared to comprehensive loss of $1.1 million for the same period in 2003. Other comprehensive income net of tax expense was $.1 million for the first nine months of 2004 compared to an other comprehensive loss net of tax benefit of $2.0 million for the same period in 2003. Comprehensive income for the first nine months of 2004 was $5.6 million compared to comprehensive income of $.9 million for the same period in 2003.

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

     The following schedule reflects the pro forma results for the three months and the nine months ended September 30, 2004 and 2003, respectively (dollars in thousands, except per share data):

	Three Months Ended			Nine Months Ended
	September 30, 2004 and 2003			September 30, 2004 and 2003
	Net	Net Income Per Share		Net	Net Income Per Share
	Income	Basic	Diluted	Income	Basic	Diluted
September 30, 2004
As reported	$2,367	$.26	$.26	$5,471	$.61	$.60
Stock based compensation, net of related tax effect	(20)	—	—	(60)	(.01)	(.01)

Pro forma	$2,347	$.26	$.26	$5,411	$.60	$.59

September 30, 2003
As reported	$595	$.07	$.07	$3,014	$.34	$.34
Stock based compensation, net of related tax effect	(20)	—	—	(60)	(.01)	(.01)

Pro forma	$575	$.07	$.07	$2,954	$.33	$.33

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

     The only assets of FNCCT1, FidNCT1 and FSCST1 are subordinated debentures of FSC, which were purchased with the proceeds from the issuance of the common and preferred securities. FNCCT1 and FidNCT1 have fixed interest rates of 10.875% and 11.045%, respectively, while FSCST1 has a current interest rate of 5.05%, and reprices quarterly. FSC makes semi-annual interest payments on the subordinated debentures to FNCCT1 and FidNCT1 and quarterly interest payments to FSCST1, which use these payments to pay dividends on the common and preferred securities.

     The trust preferred securities are eligible for regulatory Tier 1 capital, with a limit of 25% of the sum of all core capital elements. All amounts exceeding the 25% limit are includable in regulatory Tier 2 capital.

     The Federal Reserve Bank (“FRB”) has determined that Fidelity and other financial institutions regulated by it should continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes, subject, together with other cumulative preferred stock, if any, to the 25 percent of Tier 1 capital limit, until notice is given to the contrary.

     The FRB has issued a notice of proposed rule making (“Proposal”) regarding risk-based capital standards for bank holding companies (“BHCs”) such as FSC. The Proposal is the result of a review conducted in part due to the promulgation of FIN 46 (Revised) and its effect on the financial reporting of trust preferred securities, but also addresses supervisory concerns and certain competitive equity considerations and clarifies policies regarding capital guidelines. Comments to the Proposal were requested by July 11, 2004, and the FRB is expected to issue final rules regarding risk-based capital during the fourth quarter of 2004.

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

     The Proposal defines trust preferred securities qualifying for inclusion as restricted core capital elements and FSC trust preferred securities meet those definitional tests. The Proposal requires that trust preferred securities be excluded from Tier 1 capital within five years of maturity and be excluded from Tier 2 capital within five years of maturity at 20% per year for each year during that five year period. FSC’s first trust preferred securities mature in March 2030.

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

     The following analysis reviews important factors affecting Fidelity’s financial condition at September 30, 2004, compared to December 31, 2003, and compares the results of operations for the three month and nine month periods ended September 30, 2004 and 2003. These comments should be read in conjunction with Fidelity’s consolidated financial statements and accompanying notes appearing in this report.

Assets

     Total assets were $1,205 million at September 30, 2004, compared to $1,092 million at December 31, 2003, an increase of $114 million, or 10.4%. Loans increased $136 million or 17.1% to $932 million and loans held-for-sale decreased $7 million or 19.2% to $30 million at September 30, 2004. The 15.5% increase in total loans to $962 million was a result of the growth in commercial loans of $32 million or 39.7% to $113 million, the growth in construction loans of $19 million or 15.6% to $139 million, the growth in mortgage loans, including mortgage loans held-for-sale, of $17 million or 9.4% to $201 million, and the growth in consumer installment loans, including indirect automobile loans held-for-sale, of $61 million or 13.6% to $509 million. The growth in loans reflects Fidelity’s strategic focus on and commitment to grow the core loan portfolio significantly while also increasing the profitable origination, sale and servicing of indirect automobile loans and sales of the insured portion of Small Business Administration (“SBA”) loans.

     The commercial, construction and retail lending areas have received strengthened leadership through internal promotions. These lending areas, as well as the indirect lending area, have added seasoned professional staff to further increase quality loan production, increase profitable loan sales and provide portfolio loan growth. Indirect automobile loan production for the third quarter and the first nine months of 2004 was $123 million and $356 million compared to $87 million and $271 million, respectively, for the same periods in 2003, a 40.9% and 31.4% increase, respectively.

     The following schedule summarizes Fidelity ‘s total loans at September 30, 2004, and December 31, 2003 (dollars in thousands):

	September 30,	December 31,
	2004	2003
Total Loans:
Commercial, financial and agricultural	$112,677	$80,648
Real estate – construction	138,908	120,179
Real estate – mortgage	196,309	181,762
Consumer installment	483,977	413,149

Loans	931,871	795,738
Loans held-for-sale:
Residential mortgage loans	5,126	2,291
Indirect automobile loans	25,000	35,000

Total loans held-for-sale	30,126	37,291

Total loans	$961,997	$833,029

Asset Quality

     The following schedule summarizes Fidelity’s asset quality position at September 30, 2004, and December 31, 2003 (dollars in thousands):

	September 30,		December 31,
	2004		2003
Nonperforming assets:
Nonaccrual loans	$1,966		$2,244
Repossessions	774		918
Other real estate	209		938

Total nonperforming assets	$2,949		$4,100

Loans 90 days past due and still accruing	$—		$195

Allowance for loan losses	$11,553		$9,920

Ratio of loans past due and still accruing to loans	.00%		.02%

Ratio of nonperforming assets to total loans and repossessions	.31%		.49%

Allowance to period-end loans	1.24%		1.25%

Allowance to nonaccrual loans and repossessions (coverage ratio)	4.22	x	3.14	x

     The above schedule reflects an ongoing improvement in asset quality through the continued reduction in nonperforming assets and delinquencies, a trend which began in 2003.

     Management is not aware of any potential problem loans other than those disclosed in the table above, which includes all loans recommended for classification by regulators and certain loans for which specific allocations of the allowance for loan losses have been provided, which would have a material adverse impact on asset quality. (For additional information, see “Provision for Loan Losses.”)

     Investment securities decreased $15 million or 7.8% to $176 million at September 30, 2004, compared to December 31, 2003. Approximately $18 million in purchases during the first nine months of 2004 was more than offset by principal payments on mortgage backed securities totaling $26 million and sales of approximately $7 million of mortgage backed securities available-for-sale.

     Other assets increased $3 million or 16.0% to $21 million at September 30, 2004, compared to December 31, 2003, due primarily to purchases of and the increase in the cash surrender value of tax advantaged bank owned life insurance, which totaled approximately $14 million at September 30, 2004.

Deposits

     Total deposits at September 30, 2004, were $1,006 million compared to $888 million at December 31, 2003, a $118 million or 13.3% increase. Interest-bearing demand and money market accounts increased $87 million or 51.4% to $256 million. Savings deposits decreased $16 million or 12.0% to $115 million. Time deposits $100,000 and over and other time deposits at September 30, 2004, totaled $519 million compared to $476 million at December 31, 2003, an increase of $43 million or 9.0%. Noninterest-bearing demand deposits increased $4 million or 3.3% to $115 million. The increases in interest-bearing demand and money market accounts and in time deposits were in large measure due to advertised premium yield programs to increase the number of deposit transaction accounts, to provide funding for loan growth and to reduce borrowings.

Other Borrowings

     Federal Home Loan Bank (“FHLB”) short-term borrowings totaled $18 million at September 30, 2004, consisting of a draw against a line of credit maturing October 20, 2004, at a daily rate comparable in cost to overnight Federal funds purchased, collateralized by loans and mortgage backed securities pledged. Short-term FHLB borrowings declined $7 million during the first nine months of 2004, primarily as a result of paying off a $10 million 4.12% advance which matured March 15, 2004, and a $14 million 5.26% fixed rate advance maturing April 12, 2004. Other short-term borrowings decreased $7 million or 29.0% to $17 million at September 30, 2004, compared to other short-term borrowings at December 31, 2003, primarily as a result of a reduction in unsecured overnight Federal funds purchased from $11 million at December 31, 2003, to none at September 30, 2004. The remaining other short-term borrowings consisted of overnight repurchase agreements with commercial transaction account customers.

Subordinated Debt and Trust Preferred Securities

     Subordinated debt totaled $36.6 million at September 30, 2004, consisting of $35.5 million in outstanding obligations of three trust preferred issues and $1.1 million to fund the investment in the common stock of those entities. The total trust preferred outstanding obligation of $35.5 million was classified as trust preferred securities as of December 31, 2003, and the $1.1 million related to the funding of the investment in the common stock of those entities was eliminated in consolidation. The deconsolidation of the trust preferred entities in 2004 and the reclassification to subordinated debt was in accordance with the requirements of FIN 46 (Revised), which was adopted by Fidelity in 2004. (See Note I – “Variable Interest Entities and Note H – “Recent Accounting Pronouncements.”)

     On July 28, 2003, Fidelity redeemed at par its 8.50% Subordinated Notes due January 31, 2006, in the amount of $15.0 million. Proceeds from the issuance of $15.0 million in variable rate trust preferred securities on June 26, 2003, were used to redeem the 8.50% Subordinated Notes. Interest expense on subordinated notes for the three month and nine month periods ended September 30, 2003, reflects the interest expense related to these notes, while the interest expense on trust preferred securities for the same period was classified as interest expense on trust preferred securities.

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

     Sources of liquidity include cash and cash equivalents, net of Federal requirements to maintain reserves against deposit liabilities; investment securities eligible for sale or pledging to secure borrowings from dealers and customers pursuant to securities sold under agreements to repurchase (“repurchase agreements”); loan repayments; loan sales; deposits and certain interest-sensitive deposits; a collateralized line of credit at the Federal Reserve Bank of Atlanta Discount Window; a collateralized line of credit with the FHLB of Atlanta; and borrowings under both unsecured and secured overnight Federal funds lines available from correspondent banks. In addition to interest rate-

sensitive deposits, the Bank’s principal demand for liquidity is anticipated fundings under credit commitments to customers.

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

     Fidelity as of September 30, 2004, has unused sources of liquidity in the form of unused unsecured Federal funds lines totaling $28 million, unpledged securities with a market value of $26 million, brokered deposits available through investment banking firms and significant additional FHLB and FRB lines of credit, subject to available qualifying collateral, at September 30, 2004.

Shareholders’ Equity

     Shareholders’ equity was $78 million and $71 million at September 30, 2004, and December 31, 2003, respectively. Shareholders’ equity as a percent of total assets was 6.44% at September 30, 2004, compared to 6.51% at December 31, 2003. At September 30, 2004, and December 31, 2003, Fidelity exceeded all capital ratios required by the FRB to be considered well capitalized, as reflected in the following schedule:

	FRB		Fidelity Ratios
	Adequately	Well	September 30,	December 31,
Capital Ratios:	Capitalized	Capitalized	2004	2003
Leverage	3.00%	5.00%	8.64%	9.03%
Risk-Based Capital
Tier I	4.00	6.00	9.93	10.33
Total	8.00	10.00	12.01	12.74

     The table below sets forth the capital requirements for the Bank under FDIC regulations as well as the Bank’s capital ratios at September 30, 2004 and December 31, 2003, respectively:

	FDIC Regulations		Bank Ratios
	Adequately	Well	September 30,	December 31,
Capital Ratios:	Capitalized	Capitalized	2004	2003
Leverage	4.00%	5.00%	8.22%	8.90%
Risk-Based Capital
Tier I	4.00	6.00	9.43	10.19
Total	8.00	10.00	11.54	12.39

     Pursuant to the approval of the GBDF, the Bank, agreed, among other things, to maintain a leverage capital ratio of not less than 7.00% for the twenty-four month period following the conversion to a state chartered bank, which occurred on May 9, 2003.

     During the nine month period ended September 30, 2004, Fidelity declared and paid dividends on its common stock of $.15 per share totaling approximately $1.3 million.

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

     Analyses indicate that an immediate and sustained 200 basis point increase in market rates of interest would have a negative impact on the net present value (equity at risk) of Fidelity within approved tolerances. An immediate and sustained 200 basis point decrease in market rates of interest would have a significantly positive impact on the net present value of Fidelity’s financial assets and liabilities. An immediate and sustained decrease of 200 basis points in market rates of interest would have a negative impact on net interest income and a negative impact on net income within parameters and approved tolerances of 5% and 15%, respectively. An immediate and sustained increase of 200 basis points in market rates of interest would have a somewhat negative impact on net interest income and net income, but well within policy parameters. Management believes that a 200 basis point decline in interest rates is remote, given the prevailing historically low market interest rates; therefore, a 100 basis point rate shock analysis has become management’s primary declining interest rate sensitivity measurement. This analysis indicated that an immediate and sustained 100 basis point decline in interest rates would have a negative impact on net interest income and net income; however those results were well within established tolerances. The interest sensitivity asset gap at ninety days and six months was 13.03% and 5.83%, respectively at September 30, 2004, mitigated in part by a net sensitivity liability gap of 2.59% at one year.

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

     Fidelity has become more liability sensitive during 2004 as a result of the growth in interest-bearing demand and money market accounts, thus contributing to a more interest rate neutral balance sheet.

Earnings

     Income from continuing operations for the quarter ended September 30, 2004, was $2.4 million compared to $.6 million for the same quarter of 2003, or $.26 and $.07 basic and diluted earnings per share from continuing operations, respectively. Income from continuing operations for the first nine months of 2004 was $5.5 million compared to $2.9 million for the first nine months of 2003, an increase of 86.3%. Basic earnings per share from continuing operations for the periods were $.61 and $.33, respectively, while diluted earnings per share from continuing operations were $.60 and $.33, respectively.

     Net income for the quarter ended September 30, 2004, was $2.4 million compared to $.6 million for the same quarter of 2003, or $.26 and $.07 basic and diluted earnings per share, respectively. Net income for the nine months ended September 30, 2004, was $5.5 million compared to net income of $3.0 million for the comparable period of 2003. Basic earnings were $.61 per share for the first nine months of 2004 compared to $.34 per share for the same period in 2003, while diluted earnings per share were $.60 and $.34, respectively.

Net Interest Income

     Net interest income for the third quarter of 2004 was $9.3 million compared to $8.2 million for the same period in 2003, an increase of $1.1 million or 13.5%. The average balance of interest-earning assets increased $161 million or 16.4% to $1,140 million for the three months ended September 30, 2004, when compared to the same period in 2003. The yield on interest-earning assets for the third quarter of 2004 was 5.35%, a decline of 29 basis points when compared to the yield on interest-earning assets for the same period in 2003. The average balance of loans outstanding for the third quarter of 2004 increased $116 million or 13.9% to $955 million when compared to the same period in 2003. The yield on average loans outstanding for the period declined 39 basis points to 5.48% when compared to the same period in 2003 as a result of declines in market rates of interest, resulting in the repayment and payoff of higher-yielding loans and the origination of relatively lower-yielding loans. The average balance of investment securities for the third quarter of 2004 increased $51 million or 39.8% to $180 million when compared to the same period in 2003 as a result of the leveraging of the strong capital position of Fidelity in late 2003 with the purchase of $70 million in mortgage-backed securities. The yield on average investment securities outstanding increased 26 basis points to 4.83% when compared to the same period in 2003.

     The average balance of interest-bearing liabilities increased $147 million or 17.4% to $990 million during the third quarter of 2004 and the rate on this average balance declined 24 basis points to 2.43% when compared to the same period in 2003. The 24 basis point decline in the cost of interest-bearing liabilities was less than the 29 basis point decline in the yield on interest-earning assets, resulting in a 7 basis point decline in the net interest margin to 3.25%. The net interest margin for the third quarter of 2004 was negatively impacted due to significantly greater average balances in investment securities with a yield of 4.83% in the third quarter of 2004, which was 65 basis points lower than the yield on loans for the period. The net interest margin for the third quarter of 2004 improved 11 basis points over the second quarter of 2004 as the Federal Reserve actions during the third quarter resulted in an aggregate increase of 75 basis points in the prime rate, improving the average yield on loans more rapidly than the negative impact of increasing interest rates on the cost of funds.

     Net interest income for the first nine months of 2004 was $26.1 million compared to $24.4 million for the same period in 2003, an increase of $1.7 million or 6.9%. The average balance of interest-earning assets increased $119 million or 12.1% to $1,102 million for the nine months ended September 30, 2004, when compared to the same period in 2003. The yield on interest-earning assets for the first nine months of 2004 was 5.32%, a decline of 53 basis points when compared to the yield on interest-earning assets for the same period in 2003. The average balance of loans outstanding for the first nine months of 2004 increased $78 million or 9.4% to $907 million when compared to the same period in 2003. The yield on average loans outstanding for the period declined 65 basis points to 5.47% when compared to the same period in 2003 as a result of declines in market rates of interest. The average balance of investment securities increased $51 million or 38.4% to $184 million when compared to the same period of 2003 as a result of the leveraging strategy implemented in late 2003. The yield on average investment securities declined 6 basis points to 4.83% when compared to the same period in 2003.

     The average balance of interest-bearing liabilities increased $114 million or 13.4% to $961 million during the first nine months of 2004 and the rate on this average balance declined 46 basis points to 2.44% when compared to the same period in 2003. The 46 basis point decline in the cost of interest-bearing liabilities was only 7 basis points less than the 53 basis point decline in the yield on interest-earning assets, but there was a 15 basis point decline in the net interest margin to 3.19%. The net interest margin for the first nine months of 2004 was negatively impacted due to significantly greater average balances in investment securities with a yield of 4.83% in the first nine months of 2004, which was 64 basis points lower than the yield on loans for the period.

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

     In determining the allocated allowance, the consumer portfolios are treated as homogenous pools. Specific consumer loan types include direct and indirect automobile loans, other revolving, residential first mortgage and home equity loans. The allowance for loan losses is allocated to the consumer loan types based on historical net charge-off rates adjusted for any current or anticipated changes in these trends. The commercial, commercial real estate and business banking portfolios are evaluated separately. Within this group, every nonperforming loan is reviewed for a specific allocation. The allowance is allocated within the commercial portfolio based on a combination of historical loss rates, adjusted for those elements discussed in the preceding paragraph, and regulatory guidelines.

     In determining the appropriate level for the allowance, management ensures that the overall allowance appropriately reflects a margin for the imprecision inherent in most estimates of expected credit losses. This additional allowance, if any, is reflected in the overall allowance.

     Management believes the allowance for loan losses is adequate to provide for inherent loan losses. The provision for loan losses for the third quarter and the first nine months of 2004 was $1.1 million and $3.6 million, respectively, compared to $2.0 million and $3.8 million, respectively, for the same periods in 2003. The decrease in the provision for loan losses for the third quarter and the first nine months of 2004 was primarily due to improved loan quality at comparable period ends, as the provision exceeded net charge-offs by $573,000 and $1.6 million, respectively. The ratio of net charge-offs to average loans on an annualized basis for the nine months ended September 30, 2004, decreased to .31% compared to .56% for the same period in 2003. This decrease was due in part to strong recovery efforts, as the increase in recoveries and the decrease in charge-offs in the first nine months of 2004 resulted in a substantial decline in net charge-offs when compared to the same period in 2003. Net charge-offs for the third quarter and the first nine months of 2004 were $527,000 and $2.0 million, respectively, compared to $1.8 million and $3.2 million, respectively, for the same periods in 2003. The allowance for loan losses as a percentage of loans at September 30, 2004, was 1.24% compared to 1.25% at December 31, 2003, and 1.27% at September 30, 2003. This decrease was due to improving loan quality as reflected in the decline in nonperforming assets, delinquencies and the change in the loan mix as a result of the growth in real estate construction and other loan balances with historically higher relative credit quality attributes. (For additional information, see “Asset Quality”.)

	Nine Months Ended
	September 30,		Year Ended December 31,
	2004	2003	2003
Balance at beginning of period	$9,920	$9,404	$9,404
Charge-offs:
Commercial, financial and agricultural	278	1,284	1,398
Real estate-construction	—	—	—
Real estate-mortgage	4	31	232
Consumer installment	2,549	2,324	3,218

Total charge-offs	2,831	3,639	4,848

Recoveries:
Commercial, financial and agricultural	397	43	82
Real estate-construction	—	—	—
Real estate-mortgage	52	3	3
Consumer installment	415	379	529

Total recoveries	864	425	614

Net charge-offs	1,967	3,214	4,234
Provision for loan losses	3,600	3,750	4,750

Balance at end of period	$11,553	$9,940	$9,920

Ratio of net charge-offs to average loans	.31%	.56%	.54%

Allowance for loan losses as a percentage of loans at end of period	1.24%	1.27%	1.25%

     The increase in consumer installment loan charge-offs in the first nine months of 2004 to $2.5 million, representing 90.0% of total charge-offs for the period, was primarily due to growth in outstanding balances.

Noninterest Income

     Noninterest income for the third quarter and the first nine months of 2004 was $3.9 million and $11.2 million, respectively, compared to $3.3 million and $11.0 million, respectively, for the same periods in 2003, increases of $.6 million and $.2 million or 17.7% and 2.2%. The significant increases in revenues from brokerage activities, indirect lending activities and SBA lending activities were offset in part by declines in revenues from mortgage banking activities, service charges and other fees and charges during the third quarter and the first nine months of 2004, when compared to the same periods of 2003.

     Revenue from service charges on deposit accounts combined with other fees and charges declined $62,000 and $485,000 or 4.0% and 10.2% to $1.5 million and $4.3 million, respectively, for the third quarter and the first nine months of 2004 when compared to the same periods in 2003 due to certain reduced fees and charges as a result of adjustments to competitive deposit offerings, an improving economy resulting in fewer overdrafts and modified customer behavior to avoid charges by more carefully monitoring balances.

     Revenue from mortgage banking activities for the third quarter and the first nine months of 2004 decreased $214,000 and $1.1 million or 29.8% and 42.7% to $504,000 and $1.5 million, respectively, compared to the same periods in 2003, the height of the mortgage loan refinancing boom, because of increasing interest rates in the fourth quarter of 2003 and for most of 2004, resulting in substantial declines in mortgage loan refinancing volume in 2004. A management change as discussed herein and the addition of several experienced mortgage loan originators to refocus on the mortgage loan originations business compared to the mortgage loan refinancing business resulted in some increase in revenue from this source during the third quarter of 2004.

     Income from brokerage activities for the third quarter and the first nine months of 2004 increased $34,000 and $187,000 or 40.5% and 63.4% to $118,000 and $482,000, respectively, when compared to the same periods in 2003. The increases were due primarily to an improving stock market and increased volume.

     Income from indirect lending activities for the third quarter and the first nine months of 2004 increased $342,000 and $1.1 million or 42.8% and 49.3% to $1.1 million and $3.3 million, respectively, compared to the same periods of 2003. Indirect automobile loans serviced for others totaled $237 million and $163 million at September 30, 2004 and 2003, respectively, an increase of $74 million or 45%, reflecting the increasing production and sales of indirect automobile loans with servicing retained during the first nine months of 2004. This was driven in part by retaining several experienced lenders in late 2003. Proceeds from sales of indirect automobile loans totaled $44 million in the third quarter of 2004 and $127 million in the first nine months of 2004, all generating gains. Proceeds from the sales of indirect automobile loans in the third quarter and the first nine months of 2003 totaled $25 million and $36 million, respectively, with all sales generating gains. It is anticipated that there will be at least one indirect automobile loan sale in the remaining quarter of 2004. Revenues from indirect automobile lending activities are driven largely by production volume. As the result of very aggressive financing provided by automobile manufacturers’ finance captives to sell excess inventories, competitive pricing by Fidelity’s financial institution competitors and the negative impact on the economy of Florida following the recent succession of hurricanes experienced, management anticipates that the volume of production and loan sales activity for the remainder of 2004 will decline from the levels experienced during the first nine months of 2004.

     Income from SBA lending activities for the third quarter and the first nine months of 2004 increased $237,000 and $657,000, respectively, to $237,000 and $692,000 when compared to the same periods in 2003. The increases were due to increased production and loan sales activity in 2004 as a result of adding an additional experienced SBA lender to the commercial staff.

Noninterest Expense

     Noninterest expense was $8.4 million and $25.6 million for the third quarter and the nine months ended September 30, 2004, respectively, compared to $8.8 million and $27.6 million, respectively, for the same periods in 2003, declines of 4.5% and 7.5%, respectively. Declines in 2004 expenses primarily related to salaries and employee benefits, professional and other services, stationery, printing and supplies and other operating expenses.

     Salaries and employee benefits expenses decreased 3.7% and 5.5% or $171,000 and $778,000 to $4.4 million and $13.3 million, respectively, in the third quarter and the first nine months of 2004 compared to the same periods in 2003. The decreases were attributable to a reduction in full time equivalent employees early in 2004 as a result of cost containment and efficiency measures and the increased deferral of direct costs related to the increased loan production in the first nine months of 2004 compared to the same period in 2003. Full-time equivalent employees totaled 340 at September 30, 2004, compared to 342 at September 30, 2003.

     Occupancy expenses declined minimally to $847,000 and $2.7 million, respectively in the third quarter and the first nine months of 2004 when compared to the same periods in 2003. Approximately $130,000 in unamortized leasehold improvements was charged off in the second quarter as a result of the renegotiation of the operations center lease to become effective January 1, 2005. The leasehold charge-off relates to excess office space which will not be included in the leased space subsequent to January 1, 2005. The increased expense related to the leasehold charge-off was offset by a reduction in other office space leased during the first nine months of 2004.

     Professional and other services increased $50,000 and declined $670,000 to $592,000 and $1.7 million, respectively, for the third quarter and the first nine months of 2004 when compared to the same periods in 2003. The increase in the third quarter of 2004 was attributable to accruals for expenses related to compliance with Sarbanes-Oxley requirements for testing controls over financial reporting and disclosures. Otherwise, the declines were primarily due to decreased consulting and legal expenses related to the resolution of legal and regulatory issues regarding brokerage and trust activities.

     Other insurance expenses, including all insurance other than that related to employees, which is classified as benefits expense, decreased $194,000 or 59.7% to $131,000 in the third quarter of 2004 compared to the same period of 2003. Other insurance expenses decreased $92,000 or 12.5% to $647,000 for the first nine months of 2004 when compared to the same period in 2003. The annual cost of the insurance renewal for the period April 2004 through March 2005 was reduced by approximately $.6 million compared to the prior insurance period, largely because of resolved legal and regulatory issues related to brokerage and trust activities and the divestiture of certain lines of business in 2002.

     Stationary, printing and supplies expenses decreased 24.1% in the first nine months of 2004 compared to the same period in 2003 primarily due to the name changes of Fidelity and the Bank upon conversion to a state charter in 2003, requiring the destruction of old stock and the reprinting of most forms and letterhead stationary.

     Other operating expenses decreased $114,000 and $381,000 million or 8.7% and 9.9% to $1.2 million and $3.5 million, respectively, in the third quarter and first nine months of 2004 when compared to the same periods in 2003. The decrease was primarily due to economy and efficiency measures implemented for 2004, reduced regulatory costs, reduced claims and settlement costs and reduced expenses due to volume declines in certain services and in mortgage loan production costs, offset in part by increased product advertising expenses generating substantial transaction account and time deposit growth and a $175,000 reserve accrued in the third quarter to settle a trust claim, which settlement was concluded on October 22, 2004.

Provision for Income Taxes

     The provision for income taxes from continuing operations for the third quarter and first nine months of 2004 was $1.3 million and $2.7 million, respectively, compared to $.1 million and $1.1 million for the same periods in 2003. The effective tax rate for the first nine months of 2004 and 2003 was 33.2% and 27.2%, respectively. The effective tax rate for the first nine months of 2004 was greater than that for the same period last year in part because the growth in income before taxes in the first nine of 2004 reduced the impact of nontaxable income in the first nine months of 2004 relative to that for 2003.

Income from Discontinued Operations

     Credit card servicing activities were transferred to the purchaser on May 15, 2003, and substantially all credit card activities were completed by June 30, 2003. The after tax income from discontinued operations relating to the sale of the credit card line of business was $78,000 for the nine month period ended September 30, 2003. There was no income or loss from this source in 2004.

Compliance With Sarbanes-Oxley Requirements

     As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring that the management of each public company perform an evaluation and assessment of its internal controls over financial reporting and disclosures and have its independent auditors attest to such evaluation. Along with many other companies whose year ends on December 31, we must implement these requirements for the first time in connection with the preparation of our Annual Report on Form 10-K for the year ending December 31, 2004.

     We are currently finalizing the required testing, documentation and reviews to ensure compliance with the management certification and attestation requirements under Section 404 of the Sarbanes Oxley Act of 2002. As this is an evolving process, we have no precedent available by which to measure compliance adequacy. Consequently, we cannot be certain as to the timing of completion of our evaluation and related actions or the impact of any of them on our operations. While we currently anticipate that we will timely complete all such actions, we are not certain of the consequences of a failure, although possible consequences include sanction or investigation by regulatory authorities, such as the Securities and Exchange Commission or The Nasdaq National Market, investor uncertainty as to the reliance to be placed on our financial statements and disclosures or the inability to timely file our next Annual Report on Form 10-K.

     In preparation for Sarbanes Oxley Section 404 requirements the Company has expended significant resources and time in documenting and testing its internal controls. The nature of the ongoing 404 attestation requirements require recurring testing and remediation as a means of continuous improvement. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Forward-Looking Statements

     These discussions and analyses contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended including statements relating to present or future trends or factors generally affecting the banking industry and specifically affecting Fidelity’s operations, markets and products. Without limiting the foregoing, the words “believes,” “expects,” “anticipates,” “estimates,” “projects” and “intends” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those projected for many reasons, including without limitation, changing events and trends that have influenced Fidelity’s assumptions. These trends and events include (i) changes in the interest rate environment which may reduce margins, (ii) non-achievement of expected growth, (iii) less favorable than anticipated changes in the national and local business environment and securities markets, (iv) adverse changes in the regulatory requirements affecting Fidelity, (v) greater competitive pressures among financial institutions in Fidelity’s market, (iv) changes in fiscal, monetary, regulatory and tax policies, (vii) changes in political, legislative and economic conditions, (viii) inflation and (ix) greater loan losses than historic levels. Investors are encouraged to read the related section in Fidelity Southern Corporation’s 2003 Annual Report to Shareholders and the 2003 Annual Report on Form 10-K, including the “Risk Factors” set forth therein. Additional information and other factors that could affect future financial results are included in Fidelity’s filings with the Securities and Exchange Commission.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, Fidelity carried out an evaluation, with the participation of Fidelity’s management, including Fidelity’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Fidelity’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Fidelity’s Chief Executive Officer and Chief Financial Officer concluded that Fidelity’s disclosure controls and procedures are effective in timely alerting them to material information relating to Fidelity (including its consolidated subsidiaries) required to be included in Fidelity’s periodic filings with the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

     There has been no change in Fidelity’s internal control over financial reporting during the three months ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, Fidelity’s internal control over financial reporting.

ITEM 1. LEGAL PROCEEDINGS

     Fidelity is a party to claims and lawsuits arising in the course of normal business activities.

     In addition, certain claims and lawsuits against Fidelity National Capital Investors, Inc. (“FNCI”), a former registered broker-dealer and a wholly owned subsidiary of Fidelity, were settled during the first nine months of 2004 and during 2003. In accordance with an SEC order filed on June 8, 2004, a $125,000 fine accrued in 2003 was paid to the SEC, which in turn accepted the FNCI filing seeking a full withdrawal of FNCI from registration with the SEC and all other jurisdictions. On April 15, 2003, the Bank began providing investment services to its customers through an affiliation with an independent broker-dealer. At that time, FNCI terminated its business as a registered broker-dealer.

     Although the ultimate outcome of all claims and lawsuits outstanding as of September 30, 2004, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on Fidelity’s results of operations or financial condition.

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

FIDELITY SOUTHERN CORPORATION
(Registrant)

/s/ James B. Miller, Jr.

Date: November 10, 2004	BY:	James B. Miller, Jr.
Chief Executive Officer

Date: November 10, 2004	BY:	/s/ M. Howard Griffith, Jr.

M. Howard Griffith, Jr.
Chief Financial Officer