Form 10-K
period 2004-12-31
FIDELITY SOUTHERN CORP
filed 2005-03-16
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
Commission File Number 000-22374

Fidelity Southern Corporation
(Exact name of registrant as specified in its charter)

Georgia	58-1416811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3490 Piedmont Road, Suite 1550	30305
Atlanta, Georgia	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (404) 240-1504
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, without stated par value
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the registrant) as of December 31, 2004 (based on the average bid and ask price of the Common Stock as quoted on the Nasdaq National Market System on June 30, 2004) was $84,468,769.
      At March 10, 2005, there were 9,168,132 shares of Common Stock outstanding, without stated par value.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2004, are incorporated by reference into Parts I and II. Portions of the registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

Item 1.	Business
General
      Fidelity Southern Corporation (“FSC”) is a registered bank holding company headquartered in Atlanta, Georgia. At December 31, 2004, all of Fidelity’s principal activities were conducted by its wholly owned subsidiary, Fidelity Bank and its subsidiaries (the “Bank” or “FB”). The Bank was first organized as a national banking corporation in 1973. Fidelity, as used herein, includes FSC and its subsidiaries, unless the context otherwise requires.
      At December 31, 2004, Fidelity had total assets of $1,224 million, total loans of $995 million, total deposits of $1,016 million and shareholders’ equity of $79 million.
Forward-Looking Statements
      This report on Form 10-K may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect Fidelity’s current expectations relating to present or future trends or factors generally affecting the banking industry and specifically affecting Fidelity’s operations, markets and services. Without limiting the foregoing, the words “believes,” “expects,” “anticipates,” “estimates,” “projects” and “intends” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon assumptions Fidelity believes are reasonable and may relate to, among other things, the adequacy of the allowance for loan losses, changes in interest rates and litigation results. These forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those projected for many reasons, including without limitation, changing events, and trends that have influenced Fidelity’s assumptions. These trends and events include:

(i)	changes in the interest rate environment which may reduce margins;

(ii)	non-achievement of expected growth;

(iii)	less favorable than anticipated changes in the national and local business environment and securities markets;

(iv)	adverse changes in regulatory requirements affecting Fidelity;

(v)	greater competitive pressures among financial institutions in Fidelity’s market;

(vi)	changes in fiscal, monetary, regulatory, and tax policies;

(vii)	changes in political, legislative, and economic conditions;

(viii)	inflation; and

(ix)	greater loan losses than previously experienced.
      This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included herein and are not intended to represent a complete list of all risks and uncertainties in our business. Investors are encouraged to read the related section in Fidelity’s 2004 Annual Report to Shareholders and those discussed below under “Risk Factors.”
Market Area
      Fidelity conducts banking activities primarily through 19 branches in Fulton, DeKalb, Cobb, Clayton, and Gwinnett counties in Georgia. Fidelity’s customers are primarily individuals and small and medium sized businesses located in Georgia. Indirect automobile lending (the purchase of consumer automobile installment sales contracts from automobile dealers) and residential construction and mortgage lending are also conducted from its Jacksonville, Florida, offices and two offices in Georgia.
Products and Services
      Fidelity’s primary products and services are (i) depository accounts, (ii) direct and indirect automobile and home equity lending, (iii) secured and unsecured installment loans, (iv) trust services, credit card loans, and merchant services activities through agency relationships, (v) construction and residential real estate loans, (vi) commercial loans, including commercial loans secured by real estate, and (vii) international trade services. Fidelity also provides investment services through an affiliation with an independent broker-dealer.

Deposits
      Fidelity offers a full range of depository accounts and services to both individuals and businesses. As of December 31, 2004, deposits totaled approximately $1,016 million, consisting of (in millions):

Noninterest-bearing demand deposits	$116
Interest-bearing demand deposits and money market accounts	251
Savings deposits	127
Time deposits, including brokered deposits (less than $100,000)	320
Time deposits ($100,000 or more)	202

Total	$1,016

Lending
      Fidelity’s primary lending activities include consumer loans (primarily indirect automobile loans), real estate loans, construction loans, and commercial loans to small and medium sized businesses. Secured construction loans to home builders and residential mortgages are primarily made in the Atlanta, Georgia, and Jacksonville, Florida, metropolitan areas. The loans are generally secured by first and second real estate mortgages. Fidelity offers direct installment loans to consumers on both a secured and unsecured basis. Commercial lending consists of the extension of credit for business purposes.
      As of December 31, 2004, Fidelity had total loan outstandings, including loans held-for-sale, of (in millions):

Consumer Installment loans	$520	(1)
Real Estate — mortgage loans	227	(2)
Real Estate — construction loans	162
Commercial loans	86	(3)

Total	$995

(1)	Includes $509 million of indirect automobile loans financed for individuals, of which $30 million was held-for-sale.

(2)	Includes $37 million of presold residential construction loans in various stages of completion, $99 million of commercial loans secured by real estate, and $4 million in originated residential mortgage loans held-for-sale.

(3)	Includes $13 million of indirect automobile loans financed for businesses.
      As noted, the loan categories in the above schedule are based on certain regulatory definitions and classifications. Certain of the following discussions are in part based on Fidelity defined loan portfolios and may not conform to the above classifications.

Consumer Lending
      Fidelity consumer lending primarily consists of indirect automobile lending. Fidelity also makes direct consumer loans, including direct automobile loans, home equity, and personal loans.

Indirect Automobile Lending
      Fidelity acquires, on a nonrecourse basis, consumer installment contracts secured by new and used vehicles purchased by consumers from franchised motor vehicle dealers and selected independent dealers located primarily in Georgia, Florida, and North Carolina. As of December 31, 2004, the aggregate amount of consumer indirect automobile loans outstanding was $522 million, which includes $30 million in indirect automobile loans held-for-sale. A portion of the indirect automobile loans originated by Fidelity is sold, and $223 million in loans previously sold are being serviced by Fidelity for others.
      During 2004, the Fidelity produced $448 million of indirect automobile loans, selling $149 million to third parties through six sales. Indirect automobile loans held-for-sale fluctuate from month to month as pools of loans are developed for sale.

Residential Mortgage Banking
      Fidelity is engaged in the residential mortgage banking business, focusing on one-to-four family properties. Fidelity offers Federal Housing Authority (“FHA”), Veterans Administration (“VA”), and conventional and non-conforming loans (those with balances over $359,650). In addition, loans are purchased from independent mortgage companies located in the Southeast. Fidelity operates its residential mortgage banking business from four locations in the Atlanta metropolitan area and a loan origination office in Jacksonville, Florida. Fidelity is an approved originator and servicer for Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”), and is an approved originator for loans insured by the Department of Housing and Urban Development (“HUD”).
      Mortgage loans held-for-sale fluctuate due to economic conditions, interest rates, the level of real estate activity, and seasonal factors. During 2004, Fidelity originated approximately $13 million in loans to be held in Fidelity’s portfolio. Fidelity sells mortgages, servicing released, to investors. Fidelity does not service mortgage loans for third parties.

International Trade Services
      Fidelity provides services to individuals and business clients in meeting their international business requirements. Letters of credit, foreign currency drafts, foreign and documentary collections, export finance, and international wire transfers represent some of the services provided.

Investment Securities
      At December 31, 2004, Fidelity had investment securities totaling $165 million. These securities may include obligations of the U.S. Treasury, agencies of the U.S. Government, including mortgage backed securities and other investments required by law, regulation, or contract.
Significant Operating Policies

Lending Policy
      The Board of Directors of the Bank has delegated lending authority to its loan officers, each of whom is limited as to the amount of secured and unsecured loans he can make to a single borrower or related group of borrowers. As our lending relationships are important to our success, the Board of Directors of the Bank has established review committees and written guidelines for lending activities. In particular, the Officers’ Credit Committee reviews all lending relationships with total exposure exceeding $250,000 and the Loan and Discount Committee must approve all significant renewals of residential construction loan relationships. In addition, the Officers’ Credit Committee must approve all commercial loan relationships and all new residential construction loan relationships exceeding the combined approval authority of the Bank’s senior executive management up to and including $5,000,000.
      The Bank’s written guidelines for lending activities require, among other things, that:

•	Secured loans, except indirect installment loans which are generally secured by the vehicle purchased, be made only to persons who are well-established and have net worth, collateral, and cash flow to support the loan;

•	Real estate loans be made for loans secured by real property located primarily in Georgia or Florida;

•	Unsecured loans be made to persons who maintain depository relationships with the Bank;

•	Loan renewal requests be reviewed in the same manner as an application for a new loan; and

•	Working capital loans be repaid out of current earnings of the commercial borrower and that such loans be secured by the assets of the commercial borrower, preferably real estate.
      The Bank originates short-term residential construction loans for housing and residential acquisition and development loans in the Atlanta and Jacksonville metropolitan areas. Residential construction loans are made through the use of officer guidance lines, which are approved, when appropriate, by the Bank’s Loan and Discount Committee. These guidance lines are approved for established builders with track records and adequate financial strength to support the credit being requested. Loans may be for speculative starts or for pre-sold residential property to specific purchasers.
      Inter-agency guidelines adopted by Federal banking regulators require that financial institutions establish real estate lending policies. The guidelines also establish certain maximum allowable real estate loan-to-value standards. The Bank has adopted standards which are in compliance with Federal and state regulatory requirements.

Loan Review and Nonperforming Assets
      The Bank’s Credit Review Department reviews the Bank’s loan portfolio to identify potential deficiencies and appropriate corrective actions. The Credit Review Department reviews more than 30% of the commercial and construction loan portfolios and reviews 10% of the consumer portfolio annually. The results of the reviews are presented to the Bank’s Loan and Discount Committee on a monthly basis.
      A provision for loan losses and a corresponding increase in the allowance for loan losses are recorded monthly, taking into consideration historical charge-off experience, delinquency, current economic conditions, results of credit reviews, and management’s estimate of losses inherent in the loan portfolio.

Asset/ Liability Management
      Fidelity’s Asset/ Liability Committee (“ALCO”) manages Fidelity’s assets and liabilities. ALCO attempts to manage asset growth, liquidity, and capital in order to maximize income and reduce interest rate risk. ALCO directs Fidelity’s overall acquisition and allocation of funds and reviews and sets rates on deposits, loans, and fees.

Investment Portfolio Policy
      Fidelity’s investment portfolio policy is to maximize income consistent with liquidity, asset quality, regulatory constraints, and asset/liability objectives. The policy is reviewed at least annually by FSC’s and the Bank’s Boards of Directors. The Boards of Directors are provided information monthly concerning purchases, sales, resulting gains or losses, average maturity, Federal taxable equivalent yields, and appreciation or depreciation by investment categories.

Supervision and Regulation

General
      FSC is a registered bank holding company subject to regulation by the Federal Reserve Board (“Federal Reserve” or “FRB”) under the Bank Holding Company Act of 1956, as amended (“Holding Company Act”). FSC is required to file financial information with the Federal Reserve periodically and is subject to periodic examination by the Federal Reserve.
      The Bank converted from a national bank to a state chartered commercial bank on May 9, 2003, under the Financial Institutions Code of Georgia. The Bank is subject to regulations by the Georgia Department of Banking and Finance (“GDBF”) and the Federal Deposit Insurance Corporation (“FDIC”), the Bank’s primary Federal regulator. Pursuant to the approval of the GDBF, the Bank agreed, among other things, to maintain a leverage capital ratio of not less than 7.00% for the twenty-four month period following the conversion. The Bank’s leverage capital ratio as of December 31, 2004, was 8.27%.

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
      FSC is an “affiliate” of the Bank under the Federal Reserve Act, which imposes certain restrictions on (i) loans by the Bank to FSC, (ii) investments in the stock or securities of FSC by the Bank, (iii) the Bank’s accepting the stock or securities of FSC from a borrower as collateral for loans, and (iv) the purchase of assets from FSC by the Bank. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any grant of credit, lease or sale of property, or furnishing of services.

Bank Regulations
      The GDBF regulates and monitors all areas of the Bank’s operations and activities, including reserves, loans, mergers, issuances of securities, payments of dividends, interest rates, mortgage servicing, accounting, and the establishment of branches. Interest and certain other charges collected or contracted for by the Bank are also subject to state usury laws or certain Federal laws concerning interest rates.
      The deposits of the Bank are insured by the FDIC subject to the limits provided by applicable law. The major functions of the FDIC with respect to insured banks include paying depositors to the extent provided by law if an insured bank is closed without adequate provision having been made to pay claims of depositors, acting as a receiver of state banks placed in receivership when appointed receiver by state authorities, and preventing the development or continuance of unsound and unsafe banking practices. The FDIC may also recommend to the appropriate Federal agency supervising an insured bank that the agency take informal action against such institution. The FDIC may implement the enforcement action itself if the agency fails to follow the FDIC’s recommendation. The FDIC has the authority to examine all insured banks and is empowered to place into receivership or require the sale of a bank to another institution when the bank’s capital leverage ratio is 2% or less and take other actions with respect to banks which do not meet the applicable capital ratio.
      The Federal Deposit Insurance Corporation Improvement Act of 1991 (“1991 Act”) permits the Bank Insurance Fund (“BIF”) to borrow up to $30 billion from the U.S. Treasury (to be repaid through deposit insurance premiums over 15 years) and to permit the BIF to borrow working capital from the Federal Financing Bank in an amount up to 90% of the value of the assets the FDIC has acquired from failed banks. Pursuant to the 1991 Act, the FDIC has implemented a risk-based assessment system whereby banks are assessed on a sliding scale, depending on their placement in nine separate supervisory categories. Effective June 1, 1996, the BIF reached a reserve ratio of 1.30% of total estimated deposits and the FDIC lowered the assessment rate schedule for BIF members to no assessment for the healthiest banks and to $.27 per $100 of deposits for less healthy institutions. Because of the Bank’s rating, the Bank paid no FDIC deposit insurance premium in 2004. All banks are required to pay the Financing Corporation (“FICO”) debt service assessment. The FICO rates are determined quarterly and are not tied to the FDIC Risk Assessment. In 2004 the FICO Assessment paid was approximately $.15 per $100 of deposits.
      The 1991 Act imposes other substantial auditing and reporting requirements and increases the role of independent accountants and outside directors on banks having assets of $500 million or more. The 1991 Act also provides for a ban on the acceptance of brokered deposits except by well capitalized institutions and adequately capitalized institutions with the permission of the FDIC, and for restrictions on the activities engaged in by state banks and their subsidiaries as principal, including insurance underwriting, to the same activities permissible for national banks and their subsidiaries, unless the state bank is well capitalized and a determination is made by the FDIC that the activities do not pose a significant risk to the insurance fund.

Capital Requirements
      Information regarding Fidelity’s capital requirements are contained in Notes 2 and 13 of the notes to Consolidated Financial Statements under the headings “Regulatory Agreements” and “Shareholders’ Equity” and in “General” above.

Interstate Banking
      The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”) has two major provisions regarding the merger, acquisition, and operation of banks across state lines. First, it preempted state law to permit adequately capitalized and managed bank holding companies to acquire banks in any state. States may, however, adopt a minimum restriction requiring that target banks located within the state be in existence for a period of years, up to a maximum of five years, before such bank may be subject to the Interstate Banking Act. The Interstate Banking Act establishes deposit caps which prohibit acquisitions that would result in the acquirer controlling 30% or more of the deposits of insured banks and thrifts held in the state in which the acquisition or merger is occurring or in any state in which the target maintains a branch or 10% or more of the deposits nationwide. State-level deposit caps are not preempted as long as they do not discriminate against out-of-state acquirers. The Federal deposit caps apply only to initial entry acquisitions.
      The Interstate Banking Act also provides that, unless an individual state elects to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank would be permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws.
      Georgia requires that a bank located within the state be in existence for a period of five years before it may be acquired by an out-of-state institution. Georgia also requires out-of-state institutions to purchase an existing bank or branch in the state rather than starting a de novo bank. Many states, including

Georgia, have enacted legislation which permits banks with different home states to merge if the states involved have enacted legislation permitting interstate bank mergers prior to June 1, 1997. Under Georgia law, new or additional branch banks may be established anywhere in the state with the prior approval of the appropriate regulator.
      The Interstate Banking Act also requires that state law of the host state applies to an out-of-state, state-chartered bank that branches in the host state to the same extent that it applies to a national bank operating a branch in the host state. In addition, bank branches operating in the host state and chartered in another state may exercise powers they have under their home-state charters if host state-chartered banks or national banks may exercise those powers.

The Gramm-Leach-Bliley Act
      The activities permissible to bank holding companies and their affiliates were substantially expanded by the Gramm-Leach-Bliley Act (“Gramm-Leach”). Among other things, Gramm-Leach establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, and securities firms. Generally, the law (i) repeals the historical restrictions and eliminates many Federal and state law barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers, (ii) provides a uniform framework for the activities of banks, savings institutions, and their holding companies, (iii) broadens the activities that may be conducted by subsidiaries of national banks and state banks, (iv) provides an enhanced framework for protecting the privacy of information gathered by financial institutions regarding their customers and consumers, (v) adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank System, (vi) requires public disclosure of certain agreements relating to funds expended in connection with an institution’s compliance with the Community Reinvestment Act, and (vii) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions, including the functional regulation of bank securities and insurance activities.
      Bank holding companies are permitted to engage in a wider variety of financial activities than permitted under the prior law, particularly with respect to insurance and securities activities. In addition, in a change from the prior law, bank holding companies are in a position to be owned, controlled, or acquired by any company engaged in financially related activities.

Activity Restrictions
      The Holding Company Act generally limits a bank holding company’s activities to managing or controlling banks, furnishing services to, or performing services for its subsidiaries and engaging in other activities that the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the FRB must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public that outweigh possible adverse effects. Possible benefits include greater convenience, increased competition, and gains in efficiency. Possible adverse effects include undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices.
      Gramm-Leach expanded the range of permitted activities of a bank holding company which elects to become a financial holding company. These permitted activities include the offering of any service that is financial in nature or incidental thereto, including banking, securities underwriting, insurance (both underwriting and agency), merchant banking, acquisitions of and combinations with insurance companies and securities firms, and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

      Fidelity has elected to date not to engage in any of the additional activities authorized for a financial holding company, although it has qualified to do business as an insurance agency through a recently formed subsidiary of FSC.

Regulation of Mortgage Banking
      The mortgage banking industry is subject to the rules and regulations of, and examinations by, the GDBF, FNMA, FHLMC, Government National Mortgage Association (“GNMA”), HUD, FHA, and state regulatory authorities with respect to originating, processing, underwriting, selling, securitizing, and servicing residential mortgage loans. In addition, there are other Federal and state statutes and regulations affecting such activities.
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
      There are numerous rules and regulations imposed on mortgage loan originators that require originators to (i) establish eligibility criteria for mortgage loans; (ii) prohibit discrimination; (iii) regulate advertising of loans; (iv) encourage lenders to identify and meet the credit needs of the community, including low and moderate income neighborhoods, consistent with sound lending practices, by requiring that certain statistical information be maintained and publicly available regarding mortgage lending practices within certain geographical areas; (v) provide for inspections and appraisals of properties; (vi) require credit reports on prospective borrowers; (vii) regulate payment features; and (viii), in some cases, fix maximum interest rates, fees and loan amounts. Failure to comply with these requirements can lead to loss of approved status, termination of servicing contracts without compensation to the servicer, demands for indemnification or loan repurchases, and administrative enforcement actions.

USA Patriot Act
      The USA Patriot Act of 2001 (the “Patriot Act”) contains anti-money laundering measures affecting insured depository institutions, broker-dealers, and certain other financial institutions. The Patriot Act requires such financial institutions to implement policies and procedures to combat money laundering and the financing of terrorism, and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions’ operations. In addition, the Patriot Act requires the federal bank regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions. Compliance with the Patriot Act by Fidelity has not had a material impact on its results of operations or financial condition.

Sarbanes-Oxley Act of 2002
      The Sarbanes-Oxley Act of 2002 comprehensively revised the laws affecting corporate governance, accounting obligations, and corporate reporting for companies, such as Fidelity, with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act established: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws. The incremental current year and ongoing costs, including the requirements of management on employee time, is substantial and difficult to quantify.

Competition
      The banking business is highly competitive. Fidelity competes, other than for residential mortgages and indirect automobile loans, for traditional bank business with numerous other commercial banks and thrift institutions in Fulton, DeKalb, Cobb, Clayton, and Gwinnett counties, Georgia, its primary market area. Fidelity also competes for loans with insurance companies, regulated small loan companies, credit unions, and certain governmental agencies. Fidelity competes with independent brokerage and investment companies, as well as state and national banks and their affiliates and other financial companies. Many of the companies with whom Fidelity competes have greater financial resources than Fidelity.
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
Employees
      As of December 31, 2004, Fidelity had 335 full-time equivalent employees. Fidelity is not a party to any collective bargaining agreement. Fidelity believes that its employee relations are good.
Available Information
      Fidelity files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet web site that contains reports, proxy and information statements, and other information regarding issuers, including Fidelity, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.
      We also make available free of charge on or through our Internet web site (http://www.lionbank.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as well as Section 16 reports on Forms 3, 4, and 5 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
      We also provide a copy of our Annual Report via mail, at no cost, upon receipt of a written request to the following address:
           Investor Relations
Fidelity Southern Corporation
P.O. Box 105075
Atlanta, Georgia 30348
Risk Factors
     Credit Risk and Loan Concentration
      A major risk facing lenders is the risk of losing principal and interest as a result of a borrower’s failure to perform according to the terms of the loan agreement, i.e. “credit risk.” Fidelity’s significant credit risks include (i) the value of the underlying collateral, which may not be sufficient to permit Fidelity to recover the full value of the loan upon default, and (ii) the general creditworthiness of the borrowers. There can be no assurance that the allowance for loan losses will be adequate to cover future losses in the existing loan portfolios. Loan losses exceeding Fidelity’s historical rates could have a material adverse effect on the results of operations and financial condition of Fidelity.

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
     Management Information Systems
      The sophistication and level of risk of Fidelity’s business requires the utilization of thorough and accurate management information systems. Failure of management to effectively implement, maintain, update, and utilize updated management information systems could prevent management from recognizing in a timely manner deterioration in the performance of its business, particularly its indirect automobile loan portfolios. Such failure to effectively implement, maintain, update, and utilize comprehensive management information systems could have a material adverse effect on the results of operations and financial condition of Fidelity.
     Adverse Economic Conditions
      Fidelity’s major lending activities are indirect automobile and real estate and commercial loans in the metropolitan areas of Atlanta, Georgia, and Jacksonville, Florida. Indirect automobile loans and residential mortgage loans are also produced for resale, with servicing rights often retained for indirect automobile loans only. An increase in interest rates could have a material adverse effect on the housing and automobile industries and consumer spending generally. In addition, an increase in interest rates could cause a decline in the value of residential mortgage and indirect automobile loans held-for-sale by Fidelity. These events, along with adverse national, regional, and local economic conditions, could adversely affect the results of operations and financial condition of Fidelity.
     Litigation and Potential Litigation
      Fidelity is subject to claims of violations of laws and regulations in the conduct of its business. Although Fidelity has established procedures to implement compliance with such laws and regulations, there can be no assurances that, in all instances, the activities undertaken will be in full compliance thereof. Violations of such laws and regulations may result in monetary liability and restrictions on its activities, which may adversely affect the results of operations and financial condition of Fidelity.
     Dependence on Key Personnel
      Fidelity currently depends heavily on the services of its Chief Executive Officer, James B. Miller, Jr., and a number of other key management personnel. The loss of Mr. Miller’s services, or of other key personnel, could materially and adversely affect the results of operations and financial condition of Fidelity. Fidelity’s success will also depend in part on its ability to attract and retain additional qualified management personnel. Competition for such personnel is strong in the banking industry and Fidelity may not be successful in attracting or retaining the personnel it requires.
     Governmental Regulation — Banking
      Fidelity is subject to extensive supervision, regulation, and control by several Federal and state governmental agencies, including the FRB, GDBF, FDIC, FNMA, FHLMC, and GNMA. Future legislation, regulations, and government policy could adversely affect Fidelity and the financial institution industry as a whole, including the cost of doing business. Although the impact of such legislation, regulations, and policies cannot be predicted, future changes may alter the structure of, and competitive relationships among, financial institutions and the cost of doing business.

     Governmental Regulation — Mortgage Banking
      Fidelity’s mortgage banking operations are subject to extensive regulation by Federal and state governmental authorities and agencies, including FNMA, FHLMC, GNMA, the Federal Housing Authority, and the Veterans Administration. Consequently, Fidelity is subject to various laws, rules, regulations, and judicial and administrative decisions that, among other things, regulate credit-granting activities, govern secured transactions, and establish collection, repossession and claims-handling procedures, and other trade practices. Failure to comply with regulatory requirements can lead to loss of approved status, demands for indemnification or mortgage loan repurchases, class action lawsuits, and administrative enforcement actions. Although Fidelity believes that it is in compliance in all material respects with applicable Federal, state, and agency laws, rules, and regulations, there can be no assurance that more restrictive laws, rules, and regulations will not be adopted in the future which could make compliance more difficult or expensive, restrict Fidelity’s ability to originate, purchase or sell mortgage loans, further limit or restrict the amount of interest and other fees that may be earned or charged on mortgage loans originated, purchased or serviced by Fidelity, or otherwise adversely affect the results of operations and financial condition of Fidelity.
     Consumer and Debtor Protection Laws
      Fidelity is subject to numerous Federal and state consumer protection laws that impose requirements related to offering and extending credit. The Federal and state governmental authorities may enact laws and amend existing laws to regulate further the consumer industry or to reduce finance charges or other fees or charges applicable to consumer revolving loan accounts. Such laws, as well as any new laws or rulings which may be adopted, may adversely affect Fidelity’s ability to collect on account balances or maintain previous levels of finance charges and other fees and charges with respect to the accounts. Any failure by Fidelity to comply with such legal requirements also could adversely affect its ability to collect the full amount of the account balances. Changes in Federal and state bankruptcy and debtor relief laws could adversely affect the results of operations and financial condition of Fidelity if such changes result in, among other things, additional administrative expenses and accounts being written off as uncollectible.
     Composition of the Real Estate Loan Portfolio
      Fidelity’s real estate loan portfolio includes residential mortgages and construction and commercial loans secured by real estate. Fidelity generates all of its real estate mortgage loans in Georgia and Florida. Therefore, conditions of these real estate markets could strongly influence the level of Fidelity’s nonperforming mortgage loans and the results of operations and financial condition of Fidelity. Real estate values and the demand for mortgages and construction loans are affected by, among other things, changes in general or local economic conditions, changes in governmental rules or policies, the availability of loans to potential purchasers, and acts of nature. Although Fidelity’s underwriting standards are intended to protect Fidelity against adverse general and local real estate trends, declines in real estate markets could adversely impact the demand for new real estate loans, the value of the collateral securing Fidelity’s loans, and the results of operations and financial condition of Fidelity.
     Monetary Policy
      Fidelity’s earnings are affected by general economic conditions as well as by the monetary policies of the Federal Reserve Board. Such policies, which include regulating the national supply of bank reserves and bank credit, can have a major effect upon the sources and cost of funds and the rates of return earned on loans and investments. The Federal Reserve System exerts a substantial influence on interest rates and credit conditions, primarily through open market operations in U.S. Government securities, varying the discount rate on member bank borrowings and setting cash reserve requirements against deposits. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits, and rates received on loans and investment securities and paid on deposits. Fluctuations in the Federal Reserve Board’s monetary policies have had a significant impact on the operating results of Fidelity Bank and all financial institutions in the past and are expected to continue to do so in the future.
     Relationships with Dealers
      Fidelity’s indirect automobile lending operation depends in large part upon its ability to maintain and service its relationships with automobile dealers. There can be no assurance Fidelity will be successful in maintaining such relationships or increasing the number of dealers with which it does business, or that its existing dealer base will continue to generate a volume of finance contracts comparable to the volume historically generated by such dealers.
Item 2.     Properties
      Fidelity’s principal executive offices consist of 19,175 square feet of leased space in Atlanta, Georgia. Fidelity’s operations are principally conducted from 65,897 square feet of leased space located at 3 Corporate Square, Atlanta, Georgia. The Bank has 19 branch offices located in Fulton, DeKalb, Cobb, Clayton, and Gwinnett Counties, Georgia, of which 12 are owned and seven are leased. In addition, Fidelity acquired a branch site in late 2004 and has initiated activities to build a permanent facility. In the meantime, Fidelity intends to initiate branch operations in a temporary facility during the first half of 2005. Fidelity leases a loan production office in Jacksonville, Florida.
Item 3.     Legal Proceedings
      Fidelity is a party to claims and lawsuits arising in the course of normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of December 31, 2004, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on Fidelity’s results of operations or financial condition.
PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
      The information required by Item 5, other than as set forth below, is incorporated herein by reference to the information that appears under the heading “Corporate and Shareholder Information” in our Annual Report to Shareholders.
Dividends
      FSC has declared and paid the following dividends in the past two fiscal years:

2004	Dividend

Fourth Quarter	$.05
Third Quarter	.05
Second Quarter	.05
First Quarter	.05

2005

Fourth Quarter	$.05
Third Quarter	.05
Second Quarter	.05
First Quarter	.05
      See Note 13 to our consolidated financial statements in Item 8 for a discussion of the restrictions on the ability of Fidelity to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans
      The following table presents information as of December 31, 2004, with respect to shares of common stock of Fidelity that may be issued under equity compensation plans of Fidelity. The equity compensation plans of Fidelity consist of the Stock Option Plan and the 401(k) tax qualified savings plan.

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued upon	Weighted Average	Equity Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
Plan Category	Outstanding Options	Outstanding Options	Reflected in Column A)

Equity Compensation Plans Approved by Shareholders(1)	150,000	$7.80	100,000
Equity Compensation Plans Not Approved by Shareholders(2)	N/A	N/A	N/A

Total	150,000	$7.80	100,000

(1)	1997 Stock Option Plan

(2)	Excludes shares issued under the Employee Stock Purchase Plan and the 401(k) plan.

Item 6.	Selected Financial Data
SELECTED FINANCIAL DATA

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands except per share data)
Interest income	$59,700	$56,718	$57,784	$63,925	$65,066
Interest expense	23,961	23,838	27,539	39,584	37,374
Net interest income	35,739	32,880	30,245	24,341	27,692
Provision for loan losses	4,800	4,750	6,668	2,007	3,301
Noninterest income, including securities gains	14,550	13,756	19,623	20,207	17,188
Securities gains, net	384	331	300	600	—
Noninterest expense	34,070	36,791	38,648	40,381	38,074
Income from continuing operations	7,632	3,753	3,179	1,603	2,432
Income from discontinued operations	—	78	8,216	907	1,330
Net income	7,632	3,831	11,395	2,510	3,762
Dividends declared — common	1,799	1,774	1,767	1,756	1,757
Per Share Data:
Income from continuing operations:
Basic earnings	$.85	$.42	$.36	$.18	$.28
Diluted earnings	.84	.42	.36	.18	.28
Net income:
Basic earnings	.85	.43	1.29	.29	.43
Diluted earnings	.84	.43	1.28	.29	.43
Book value	8.64	8.01	7.99	6.64	6.56
Dividends declared	.20	.20	.20	.20	.20
Dividend payout ratio	23.56%	47.27%	55.57%	109.62%	72.22%
Average common shares outstanding	9,003,626	8,865,059	8,832,309	8,781,628	8,781,375
Profitability Ratios:
Return on average assets	.66%	.36%	.34%	.18%	.30%
Return on average shareholders’ equity	10.29	5.29	5.10	2.76	4.32
Net interest margin	3.22	3.35	3.43	2.93	3.63
Efficiency ratio	67.75	78.89	77.50	90.65	84.71
Asset Quality Ratios:
Net charge-offs to average loans	.29%	.54%	.38%	.41%	.39%
Allowance to period-end loans	1.27	1.25	1.25	.82	.91
Nonperforming assets to total loans and repossessions	.29	.49	.92	1.18	1.27
Allowance to nonperforming loans and repossessions	5.53x	3.14x	2.03x	1.32x	.91x
Liquidity Ratios:
Total loans to total deposits	97.93%	93.81%	87.12%	87.65%	86.40%
Net loans to total deposits	94.57	89.61	83.21	80.38	83.57
Average total loans to average earning assets	82.78	84.26	85.78	85.89	88.19
Capital Ratios:
Leverage	8.74%	9.03%	8.42%	8.08%	8.09%
Risk-based capital Tier 1.	9.88	10.33	10.38	9.05	9.46
Total	11.91	12.74	12.55	11.72	12.69
Average equity to average assets	6.38	6.86	6.16	5.94	6.15
Balance Sheet Data (At End of Period):
Assets	$1,223,717	$1,091,919	$1,065,727	$993,412	$947,344
Earning assets	1,170,534	1,043,543	1,003,950	841,907	793,168
Total loans	995,289	833,029	789,402	717,088	691,632
Total deposits	1,016,377	887,979	906,095	818,081	800,541
Long-term debt	70,598	80,925	61,008	67,334	49,500
Shareholders’ equity	78,809	71,126	70,774	58,270	57,564
Daily Average:
Assets, net of discontinued operations	$1,162,651	$1,034,527	$937,452	$891,176	$824,063
Earning assets	1,115,149	986,485	882,947	832,530	766,124
Total loans	923,103	831,243	757,430	715,099	675,674
Total deposits	969,815	865,182	845,619	814,477	757,623
Long-term debt	80,205	46,906	61,360	63,021	41,685
Shareholders’ equity	74,137	70,967	62,317	58,038	56,317

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CONSOLIDATED FINANCIAL REVIEW
      The following management discussion and analysis addresses important factors affecting the results of operations and financial condition of Fidelity Southern Corporation and its subsidiaries (“Fidelity”) for the periods indicated. The consolidated financial statements and related notes should be read in conjunction with this review.
Overview
      FSC is a bank holding company headquartered in Atlanta, Georgia. Fidelity commenced operations in 1974 as Fidelity National Bank, a full-service banking operation. With the conversion to a Georgia state chartered commercial bank on May 9, 2003, the name was changed to Fidelity Bank. With over $1 billion in assets, the Bank provides an array of personal and electronic financial services including traditional deposit, lending, mortgage, and international trade services to its commercial and retail customers. Internet banking and internet cash management services are available to individuals and businesses, respectively. Brokerage services and products are also provided through an affiliation with a registered broker-dealer. Credit card, merchant services, and trust products are provided through partnership arrangements. Fidelity currently conducts full-service banking and residential mortgage lending businesses through 19 locations in the metropolitan Atlanta area. Fidelity conducts indirect automobile lending (the purchase of consumer automobile installment sales contracts from automobile dealers) in Georgia, Florida, and North Carolina through its two Atlanta, Georgia, offices, and its Jacksonville, Florida, indirect lending office. Residential mortgage lending and residential construction lending are conducted through certain of its Atlanta offices and from a loan production office in Jacksonville, Florida.
      Fidelity Bank is an Atlanta community bank. Fidelity’s banking franchise spans five counties in the metropolitan Atlanta market. Atlanta’s economy appears to be sound and growing based on the improvement in economic trends, and management is optimistic regarding growth and profitability opportunities for 2005.
Strategic Focus
      Fidelity’s focus for 2005 is on the continuing profitable growth of its core banking business after the significantly improved performance in 2004, when loans and total assets grew significantly, when income almost doubled over the prior year, and when virtually every measurement of asset quality and operating results reflected improvement. Fidelity defines its core banking business as that of providing the best products, services, and delivery systems at the community banking level required by both consumers and small to medium size businesses.
      Various strategic initiatives completed over the past few years have positioned Fidelity to focus on the core banking business while expanding product offerings, reducing product delivery risk, reducing product credit risk, and strengthening capital. The trust and merchant processing assets and services were profitably sold, the credit card line of business was profitably sold, and Fidelity withdrew from its independent full service brokerage business. Through affiliations with the acquirers of these businesses or with other providers, the array of related products and services available to Fidelity’s customers has expanded considerably.
      The opportunity to focus on core community banking was enhanced significantly when the Bank converted to a state chartered commercial bank, subject solely to the regulations of and supervision by the GDBF and the FDIC. Pursuant to the approval of the GDBF, the Bank agreed, among other things, to maintain a leverage capital ratio of not less than 7.00% for the twenty-four month period following the conversion. The Bank’s leverage capital ratio as of December 31, 2004, was 8.27%.

      The conversion of the Bank to a state chartered bank, the elimination of certain regulatory restrictions, the improving economy, and the exiting of certain non-core businesses as discussed above positioned Fidelity to focus on community banking while expanding its niche in indirect automobile lending for the Bank’s own portfolio and for profitable sales with servicing retained. The Strategic Plan, designed to realize this focus, was implemented during the second half of 2003 and continued throughout 2004 as core loan portfolios grew, as profitable indirect automobile loan sales with servicing retained accelerated, as SBA lending was expanded, and as essential management changes were implemented.
Critical Accounting Policies
      The accounting and reporting policies of Fidelity are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. Fidelity’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions, and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses, and related disclosures. Different assumptions in the application of these policies, or conditions significantly different from certain assumptions, could result in material changes in Fidelity’s consolidated financial position or consolidated results of operations. The more critical accounting and reporting policies include those related to the allowance for loan losses, loan related revenue recognition, and income taxes. Fidelity’s accounting policies are fundamental to understanding its consolidated financial position and consolidated results of operations. Accordingly, Fidelity’s significant accounting policies are discussed in detail in Note 1 in the “Notes to Consolidated Financial Statements.” Significant accounting policies have been periodically discussed and reviewed with and approved by the Audit Committee of the Board of Directors and the Board of Directors.
      The following is a summary of Fidelity’s significant accounting policies that are highly dependent on estimates, assumptions, and judgments.

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
      A formal review of the allowance for loan losses is prepared quarterly to assess the credit risk inherent in the loan portfolio, including concentrations, and to determine the adequacy of the allowance for loan losses. For purposes of the quarterly management review, the consumer loan portfolio is separated by loan type and each loan type is treated as a homogeneous pool. The level of allowance required for each loan type is determined based upon historical charge-off rates for each loan type, adjusted for changes in these pools, including current information on the payment performance of each loan type. Every commercial, commercial real estate, and construction loan 90 days past due is assigned a risk rating using established credit policy guidelines. A projected loss allocation factor is determined for each significant loan category based on historic charge-off experience, current trends, economic outlook, and other factors. All nonperforming commercial, commercial real estate and construction loans, and loans deemed to have greater than normal risk characteristics are reviewed monthly by Credit Administration to determine the level of loan losses required to be specifically allocated to these loans. The amounts so determined are then added to the previously allocated allowance by category to determine the required allowance for commercial, commercial real estate, residential real estate, consumer, and construction loans. Methodologies for assessing the adequacy of the allowance for loan losses have been relatively consistent over the past several years.

Loan Related Revenue Recognition
      Loans are reported at principal amounts outstanding net of deferred fees and costs. Interest income and ancillary fees from loans are a primary source of revenue. Interest income is recognized in a manner that results in a level yield on principal amounts outstanding. Rate related loan fee income, loan origination, and commitment fees, and certain direct origination costs are deferred and amortized as an adjustment of the yield over the contractual lives of the related loans, taking into consideration assumed prepayments. The accrual of interest is discontinued when, in management’s judgment, it is determined that the collectibility of interest or principal is doubtful.
      For commercial, construction, and real estate loans, the accrual of interest is discontinued and the loan categorized as non-accrual when, in management’s opinion, due to deterioration in the financial position of the borrower, the full repayment of principal and interest is not expected, or principal or interest has been in default for a period of 90 days or more, unless the obligation is both well secured and in the process of collection. Commercial, construction, and real estate secured loans may be returned to accrual status when management expects to collect all principal and interest and the loan has been brought current. Interest received on well collateralized nonaccrual loans is recognized on the cash basis. If the commercial, construction or real estate secured loan is not well collateralized, payments are applied to reduce principal.
      Consumer loans are placed on nonaccrual upon becoming 90 days past due or sooner if, in the opinion of management, the full repayment of principal and interest is not expected. On consumer loans, any payment received on a loan on which the accrual of interest has been suspended is applied to reduce principal.
      When a well collateralized loan is placed on nonaccrual, accrued interest is not reversed. For other loans, interest accrued during the current accounting period is reversed and interest accrued in prior periods, if significant, is charged off and adjustments to principal are made if the collateral related to the loan is deficient.

Income Taxes
      Fidelity files consolidated Federal income tax returns, as well as returns in several states. Taxes are accounted for in accordance with FAS No. 109, “Accounting for Income Taxes.” Under the liability method of FAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. Deferred tax assets are reviewed annually to assess the probability of realization of benefits in future periods or whether valuation allowances are appropriate. Under FAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The calculation of the income tax provision is complex and requires the use of judgments and estimates in its determination.
Obligations
      The following schedule provides a summary of Fidelity’s financial commitments to make future payments, primarily to fund loan and other credit obligations, long-term debt, and rental commitments primarily for the lease of branch facilities, the operations center, and the commercial lending, construction lending, and executive offices as of December 31, 2004. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments, lines of credit, and letters of credit are presented at contractual amounts; however, since many of these commitments are “revolving” commitments as discussed below and many are expected to expire unused or only partially used, the total amount of these commitments do not necessarily reflect future cash requirements.

	Commitment Maturity or Payment Due by Period

			More Than	3 Years or
	Commitments		1 Year but	More but
	or Long-term	1 Year or	Less Than	Less Than	5 Years or
	Borrowings	Less	3 Years	5 Years	More

	(Dollars in thousands):
Home equity lines	$42,401	$232	$1,767	$6,591	$33,811
Construction	130,465	129,419	886	—	160
Acquisition and development	17,035	6,463	10,572	—	—
Commercial	64,254	34,814	20,306	3,139	5,995
Mortgage	6,626	6,626	—	—	—
Letters of Credit	3,791	3,307	459	25	—
Lines of Credit	2,791	1,546	5	5	1,235
Federal funds sold line	500	500	—	—	—

Total financial commitments(1)	267,863	182,907	33,995	9,760	41,201
Subordinated debt(2)	36,598	—	—	—	36,598
Long-term borrowings(3)	34,000	—	22,000	12,000	—
Rental commitments(4)	15,922	2,194	4,455	4,195	5,078

Total commitments and long-term borrowings	$354,383	$185,101	$60,450	$25,955	$82,877

(1)	Financial commitments include both secured and unsecured obligations to fund. Certain residential construction and acquisition and development commitments relate to “revolving” commitments whereby payments are received as individual homes or parcels are sold; therefore, the outstanding balances at any one time will be less than the total commitment. Construction loan commitments in excess of one year have provisions to convert to term loans at the end of the construction period.

(2)	Subordinated debt was comprised of three trust preferred security issuances issued in 2000 and 2003. Fidelity has no obligations related to the trust preferred security holders other than to remit periodic interest payments and to remit principal and interest due at maturity. Each trust preferred security provides Fidelity the opportunity to prepay the securities at specified dates from inception, the fixed rate issues with declining premiums based on the time outstanding or at par after designated periods for all issues. In 2004, Fidelity adopted FIN 46 (Revised), which requires deconsolidation of certain subsidiaries, which includes trust preferred securities. Trust preferred securities outstanding at December 31, 2004, totaled $35.5 million and debt related to the acquisition of common stock of the trust preferred securities totaled $1.1 million, all of which was reported as subordinated debt in 2004.

(3)	All long-term borrowings are collateralized with investment grade securities.

(4)	Leases and other rental agreements typically have renewal options either at predetermined rates or market rates on renewal.
Off-Balance Sheet Arrangements
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
      Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the agreement. Substantially all of Fidelity’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Fidelity minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Thus, Fidelity will deny funding a commitment if the borrower’s financial condition deteriorates during the commitment period, such that the customer no longer meets the pre-established conditions of lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Fidelity evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Fidelity upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.
      Standby and import letters of credit are commitments issued by Fidelity to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Fidelity holds collateral supporting those commitments as deemed necessary.
Performance Results
      Fidelity made great strides in 2004 in terms of profitability, growth, improvement in asset quality, and improved operations to include the enhancement of expense controls. Fidelity also considered 2004 as a year of opportunity to focus on its community banking roots by making certain strategic and management changes and accelerating the process of increased profitably from its core banking business. As noted above, Fidelity over the past few years effectively streamlined its businesses, reduced credit risk, strengthened capital, reduced product delivery risk, and increased its product offerings by divesting itself of its credit card line of business, its merchant processing business, its trust business, and its full service brokerage business, and now provides these products and services through various affiliations with third party providers. Through affiliations with its business acquirers and with others, Fidelity offers an even wider array of products, services, and delivery systems. Fidelity has developed and implemented its Strategic Plan, focused on building the infrastructure, management team, staff, products, services, and delivery systems to succeed as the best community bank in the region.
      Since its inception, Fidelity has pursued managed and profitable growth as one of its strategies, primarily through internal expansion built on providing quality financial services in selected market areas. During 2004, as the economy continued to improve, most core loan portfolios grew at an accelerated rate and management and staffing improvements were put in place to drive profitable growth. At December 31, 2004, Fidelity had increased total assets by $132 million or 12.1% to $1,224 million, compared to $1,092 million in total assets at December 31, 2003.
      During 2004, total loans grew $162 million or 19.5% to $995 million at December 31, 2004, compared to $833 million at December 31, 2003. This growth was experienced in every major loan category except loans held-for-sale. Consumer installment loans, the largest driver of loan growth in 2004, increased $77 million or 18.7% to $490 million, compared to $413 million at December 31, 2003. Real estate construction loans increased $42 million or 34.9% to $162 million, compared to year-end 2003. Commercial loans increased $16 million or 22.5% to $86 million and real estate mortgage loans increased $30 million or 15.8% to $223 million when compared to year-end 2003. Total loans held-for-sale decreased $3 million or 8.7% to $34 million, due to a decrease of $5 million or 14.3% in indirect automobile loans held-for-sale to $30 million.

      Fidelity has experienced significant growth and profitability in its indirect automobile lending program since 1995, when Fidelity modified its strategic plan for indirect lending to take advantage of its ability to produce, sell, and service quality indirect automobile loans. This strategy reduced credit risk in Fidelity’s consumer portfolio while growing both interest income and noninterest income. At December 31, 2004 and 2003, these loans totaled $522 million and $444 million, or 52.4% and 53.3% of total loans, respectively. During 2004, 2003, and 2002, Fidelity sold approximately $149 million, $76 million, and $57 million, respectively, of indirect automobile loans with servicing retained. In addition, approximately $28 million in indirect automobile loans were sold with servicing released in 2002. Indirect automobile loan sales were somewhat lower in 2003 due to management’s decision to retain more indirect automobile loans as part of the redeployment of the proceeds related to the sale of the credit card line of business in December 2002. Fidelity increased its indirect automobile production capability significantly in late 2003 with the opening of a new production office in metropolitan Atlanta and through the employment of several seasoned and productive indirect automobile loan buyers. Fidelity anticipates that it will continue to sell medium to large pools of indirect automobile loans on a frequent basis, through whole loan sales. These sales are conducted to enhance noninterest income and manage the relative level of indirect automobile loans in Fidelity’s portfolio.
      In an improved but still less than robust economy, credit risk management is critical. Net charge-offs as a percentage of total loans decreased to .29% in 2004 compared to .54% and .38% in 2003 and 2002, respectively. The decrease in net charge-offs in 2004 was primarily due to recoveries on commercial loans exceeding charge-offs on commercial loans and improved loan quality overall.
      Investment securities declined $25 million or 13.1% to $166 million at December 31, 2004, compared to $191 million at December 31, 2003, as mortgage backed securities repayments and prepayments were largely utilized to fund loan growth in accordance with management’s plan to redeploy these funds into higher-yielding loan products. In October and December of 2003, a total of approximately $70 million in Agency mortgage backed securities was purchased, $15 million of which was to replenish significant prepayments on the existing portfolio and the remainder purchased as part of management’s plan to leverage Fidelity’s strong capital position by increasing the investment portfolio, funded in part with $45 million in laddered maturity long-term fixed rate borrowings utilizing a portion of the securities purchased as collateral for the debt.
      In December 2002, Fidelity sold its credit card line of business, including all of its credit card accounts and outstanding balances. In accordance with the terms of the sale, Fidelity provided interim servicing for a fee until the conversion to the purchaser’s system on May 15, 2003. Substantially all related activities ceased by June 30, 2003, and no income from these discontinued operations has been reported since that date. In accordance with accounting principles generally accepted in the United States, the earnings from the credit card business were shown separately in the consolidated statements of income for 2003 and 2002. Accordingly, all information in these consolidated financial statements for 2003 and 2002 excludes credit card activities, reflecting continuing operations only, unless otherwise noted.
      For purposes of calculating an imputed cost of funds during 2002, when credit card balances were outstanding, the average quarterly net assets of the credit card business were assumed to have been funded proportionately by all interest-bearing liabilities of Fidelity at an interest rate equal to the quarterly cost of each applied to its average quarterly balance. Expenses included all direct costs of the credit card business and certain other allocated costs estimated to be eliminated as a result of the sale.
Results of Operations

Net Income
      Fidelity’s net income for the year ended December 31, 2004, was $7.6 million or $.85 basic and $.84 fully diluted earnings per share, respectively. Net income for the year ended December 31, 2003, was $3.8 million or $.43 basic and fully diluted earnings per share.

      The 99.2% increase in net income in 2004 compared to 2003 was attributable to a significant increase in net interest income, an increase in noninterest income, and a significant decrease in noninterest expenses. Net interest income increased significantly during 2004 compared to 2003 as the average balance of interest-earning assets increased substantially, offset in part by a decline in the net interest margin. The provision for loan losses during 2004 was comparable to that for 2003 and would have been less except for significant loan growth in 2004, as most measures of asset quality improved significantly, including reduced net charge-offs during 2004 compared to 2003. Noninterest income grew in 2004 compared to 2003 due to increases in indirect lending, Small Business Administration (“SBA”) lending, and brokerage activities, offset in part by declines in mortgage banking activities and revenues from service charges on deposit accounts. Noninterest expense declined significantly in 2004 compared to 2003 due to declines in most categories including salaries and employee benefits, professional and other services, and other operating expenses.
      Fidelity’s income from continuing operations for the year ended December 31, 2003, was $3.8 million or $.42 basic and fully diluted earnings per share. Income from continuing operations for the year ended December 31, 2002, was $3.2 million or $.36 basic and fully diluted earnings per share.
      The increase in earnings from continuing operations in 2003 compared to 2002 was primarily attributable to an increase in net interest income, a decrease in the provision for loan losses, a decrease in merchant processing expenses, and a decrease in professional and other services expenses, offset in large part by a decrease in income from merchant processing activities and the related gain on the sale of these activities in 2002. The after tax gain from the 2002 sale of the merchant processing business was $2.3 million. Excluding that gain, income from continuing operations for 2003 increased $2.9 million or 91.9% when compared to 2002.
      Net income for the year ended December 31, 2003, was $3.8 million or $.43 basic and diluted earnings per share. Net income for the year ended December 31, 2002, was $11.4 million or $1.29 basic and $1.28 diluted earnings per share. The decrease in net income in 2003 when compared to 2002 was due to the decrease in the after-tax income in 2003 from discontinued credit card operations and the after-tax gain in 2002 on the disposal of discontinued operations.
      Net interest income from continuing operations increased significantly during 2003 compared to 2002 as the average balance of interest-earning assets increased and the cost of interest-bearing liabilities declined more rapidly than did the yield on interest-earning assets.
      The decline in the provision for loan losses in 2003 compared to 2002 was primarily due to the overall improvement in commercial loan quality in 2003.
      There was no revenue from merchant processing activities in 2003 while revenue from this source was substantial in 2002, primarily due to the sale of this business in 2002, resulting in a pretax gain of $3.5 million. Likewise, there were no expenses related to merchant processing activities in 2003, while 2002 results reflect merchant processing expenses incurred prior to the sale of that business and the transfer of the servicing to the purchaser.
      The decline in legal and other professional services during 2003 compared to 2002 was primarily due to a decline in legal expenses related to the former Fidelity brokerage subsidiary and the former trust activities, coupled with the recovery of legal and other expenses from insurance claims related to those activities.
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

Net Interest Income/ Margin
      Taxable-equivalent net interest income was $35.9 million in 2004 compared to $33.0 million in 2003, an increase of $2.9 million or 8.8%. The $3.0 million increase in interest income for 2004 compared to 2003 was attributable to the net growth of $129 million in average interest-earning assets, offset in part by a 40 basis point decline in the yield on interest-earning assets. The growth in average interest-earning assets in 2004 was driven primarily by growth in commercial, construction, and indirect automobile lending, as average loan balances grew $92 million, and by average investment securities balances, which grew $44 million. The decline in the yield on interest-earning assets was primarily due to the declines in yields on the indirect automobile, installment, and mortgage loan portfolios and the significant increase of average balances in lower yielding investment securities. The 49 basis point decline in yields on loans was directly attributable to strong competition for quality loans and the flat to declining interest rate environment during the first half of 2004.
      The minimal increase in interest expense was attributable to a $120 million growth in average interest-bearing liability balances offset by a 33 basis point decrease in the cost of interest-bearing liabilities. Average interest-earning assets increased in 2004 to $1,115 million, a 13.0% increase when compared to 2003. Average interest-bearing liabilities increased to $971 million, a 14.0% increase. The net interest rate margin decreased by 13 basis points to 3.22% in 2004 when compared to 2003.
      Average total interest-bearing deposits increased $98 million or 13.0% to $858 million during 2004 compared to 2003, while average Federal funds purchased and short-term borrowings decreased $12 million or 26.9% to $33 million. The increase in average total interest-bearing deposits was due in part to an advertised program to attract transaction accounts during 2004. Average subordinated debt and long-term debt increased $33 million or 71.0% to $80 million during 2004.
      Taxable-equivalent net interest income was $33.0 million in 2003 compared to $30.3 million in 2002, an increase of $2.7 million or 9.1%. The net interest income from the credit card line of business sold in December 2002 was reported as net income from discontinued operations in accordance with U.S. generally accepted accounting principles. Thus, the data in Table 1 “Average Balances, Interest and Yields” for 2002 does not reflect the average balances, interest income or yields related to the credit card line of business. The interest expense for credit card net asset average balances for financial statement reporting for 2002 was assigned based on average credit card net asset balances proportionately funded by all interest-bearing liabilities at an interest rate equal to the cost of each applied to its average balance for the period. Table 1 reflects the actual average balances, interest expense, and rate on each category of interest-bearing liabilities, with the aggregate average net credit card balance and aggregate assigned interest expense deducted as a single line item, “Cost of funds assigned to discontinued operations.” Thus, approximately $74 million in average credit card balances and an equal amount of average interest-bearing liability balances have been excluded from total average interest-earning assets and from total average interest-bearing liabilities for 2002. Table 2 “Rate/ Volume Analysis” was prepared on the same basis as was Table 1.

Average Balances, Interest and Yields
Table 1

	For the Years Ended December 31,

	2004			2003			2002

	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
ASSETS
Interest-Earning Assets:
Loans, net of unearned income(1)(2)
Taxable	$915,360	$50,479	5.51%	$824,850	$49,623	6.02%	$756,425	$51,477	6.81%
Tax-exempt(3)	7,743	553	7.15	6,393	441	6.89	1,005	86	8.60

Total loans	923,103	51,032	5.53	831,243	50,064	6.02	757,430	51,563	6.81
Investment securities — taxable	181,053	8,726	4.82	137,458	6,610	4.86	99,902	5,861	5.94
Interest-bearing deposits	1,268	15	1.20	3,501	40	1.13	4,378	67	1.54
Federal funds sold	9,725	116	1.18	14,283	155	1.08	21,237	323	1.52

Total interest-earning assets	1,115,149	59,889	5.37	986,485	56,869	5.77	882,947	57,814	6.55
Noninterest-Earning Assets:
Cash and due from banks	21,251			21,091			23,533
Allowance for loan losses	(11,116)			(10,477)			(13,827)
Premises and equipment	13,389			14,420			15,383
Other real estate owned	457			2,085			3,891
Net assets of discontinued operations	—			—			2,481
Other assets	23,521			20,923			23,044

Total assets	$1,162,651			$1,034,527			$937,452

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Demand deposits	$223,827	3,169	1.42	$162,306	1,978	1.22	$140,240	2,516	1.79
Savings deposits	118,566	2,069	1.75	116,463	2,006	1.72	103,869	2,652	2.55
Time deposits	515,499	13,559	2.63	480,655	14,834	3.09	494,885	19,210	3.88

Total interest-bearing deposits	857,892	18,797	2.19	759,424	18,818	2.48	738,994	24,378	3.30
Federal funds purchased	4,327	79	1.80	2,370	33	1.41	1,528	32	2.08
Securities sold under agreements to repurchase	17,844	191	1.07	22,686	255	1.12	19,388	379	1.96
Other short-term borrowings	10,931	399	3.65	20,233	1,019	5.04	13,031	796	6.11
Subordinated debt	36,598	3,084	8.34	8,589	789	9.19	15,000	1,358	9.05
Long-term debt(4)	43,607	1,411	3.31	38,317	2,924	7.63	46,360	3,416	7.37
Cost of funds assigned to discontinued operations	—	—		—	—		(73,727)	(2,819)

Total interest-bearing liabilities	971,199	23,961	2.47	851,619	23,838	2.80	760,574	27,540	3.62

Noninterest-Bearing Liabilities and Shareholders’ Equity:
Demand deposit	111,923			105,758			106,625
Other liabilities	5,392			6,183			7,936
Shareholders’ equity	74,137			70,967			62,317

Total liabilities and shareholders’ equity	$1,162,651			$1,034,527			$937,452

Net interest income/spread		$35,928	2.90		$33,031	2.97		$30,274	2.93

Net interest rate margin			3.22			3.35			3.43

(1)	Fee income relating to loans of $1,103 in 2004, $1,178 in 2003, and $930 in 2002 is included in interest income.

(2)	Nonaccrual loans are included in average balances and income on such loans, if recognized, is recognized on a cash basis.

(3)	Interest income includes the effects of taxable-equivalent adjustments of $189, $151, and $30, for each of the three years ended December 31, 2004, 2003, and 2002, respectively, using a combined tax rate of 38%.

(4)	Long-term debt includes trust preferred securities in 2003 and 2002, which are classified as subordinated debt in 2004.

      The $.9 million decrease in interest income for 2003 compared to 2002 was attributable to a 78 basis point decline in the yield on interest-earning assets, offset in part by the net growth of $104 million in average interest-earning assets. The decline in the yield on interest-earning assets was primarily due to the declines in yields on the commercial, construction, installment, and open-end loan portfolios and the significant increase of average balances in lower-yielding investment securities as part of management’s strategy to redeploy the proceeds of the sale of the credit card line of business. The decline in yields was directly attributable to the low interest rate environment during 2003. The $3.7 million or 13.4% decrease in interest expense was attributable to an 82 basis point decrease in the cost of interest-bearing liabilities, offset in part by a $91 million growth in average interest-bearing liability balances. The decline in the cost of funds, attributable in large part to an 82 basis point decline in the average cost of interest-bearing deposits, was the primary contributor to the overall increase in net interest income.
      Average interest-earning assets increased in 2003 to $987 million, an 11.7% increase when compared to 2002. The increase in the average balance interest-earning assets in 2003 was due to the increase in average loans of $74 million or 9.7% to $831 million and an increase in average investment securities and short-term investments of $30 million or 23.7% to $155 million.
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
Rate/Volume Analysis
Table 2

	2004 Compared to 2003			2003 Compared to 2002
	Variance Attributed to(1)			Variance Attributed to(1)

			Net			Net
	Volume	Rate	Change	Volume	Rate	Change

	(Dollars in thousands)
Net Loans:
Taxable	$5,208	$(4,353)	$855	$4,424	$(6,278)	$(1,854)
Tax-exempt(2)	95	17	112	375	(20)	355
Investment securities — taxable	2,164	(48)	2,116	1,959	(1,210)	749
Federal funds sold	(53)	14	(39)	(89)	(79)	(168)
Interest-bearing deposits	(26)	2	(24)	(12)	(15)	(27)

Total interest-earning assets	$7,388	$(4,368)	$3,020	$6,657	$(7,602)	$(945)

Interest-Bearing Deposits:
Demand	$837	$354	$1,191	$351	$(889)	$(538)
Savings	35	28	63	293	(939)	(646)
Time	1,030	(2,305)	(1,275)	(542)	(3,834)	(4,376)

Total interest-bearing deposits	1,902	(1,923)	(21)	102	(5,662)	(5,560)
Federal funds purchased	34	11	45	14	(13)	1
Securities sold under agreements to repurchase	(53)	(11)	(64)	57	(181)	(124)
Other short-term borrowings	(388)	(232)	(620)	384	(161)	223
Subordinated debt	2,343	(79)	2,264	(589)	20	(569)
Long-term debt	359	(1,840)	(1,481)	(602)	110	(492)
Less cost of funds assigned to discontinued operations	—	—	—	2,819	—	2,819

Total interest-bearing liabilities	$4,197	$(4,074)	$123	$2,185	$(5,887)	$(3,702)

(1)	The change in interest due to both rate and volume has been allocated to the components in proportion to the relationship of the dollar amounts of the change in each.

(2)	Reflects fully taxable equivalent adjustments using a combined tax rate of 38%.

Provision for Loan Losses
      Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries.
      The provision for loan losses was $4.8 million in 2004 and 2003 and $6.7 million in 2002. Net charge-offs were $2.5 million in 2004 compared to $4.2 million in 2003 and $2.7 million in 2002. The ratio of net charge-offs to average loans outstanding was .29% in 2004 compared to .54% in 2003 and .38% in 2002. The 39.9% decrease in net charge-offs in 2004 compared to 2003 was primarily due to improvement in the commercial loan portfolio, strong commercial portfolio recoveries and an overall improvement in loan quality. Fidelity significantly increased the provision for loan losses during 2002 as a result of the negative impact of a slowing economy on the commercial and construction loan portfolios.
      The allowance for loan losses as a percentage of loans outstanding at the end of 2004, 2003, and 2002 was 1.27%, 1.25% and 1.25%, respectively.
      For additional information on asset quality, refer to the discussions regarding loans, credit quality, nonperforming assets, and the allowance for loan losses.
Analysis of the Allowance for Loan Losses
Table 3

	December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Balance at beginning of year	$9,920	$9,404	$5,405	$6,128	$5,311
Charge-offs:
Commercial, financial and agricultural	384	1,398	340	659	390
Real estate-construction	—	—	2	—	—
Real estate-mortgage	13	232	63	—	—
Consumer installment	3,211	3,218	2,782	2,731	2,504

Total charge-offs	3,608	4,848	3,187	3,390	2,894
Recoveries:
Commercial, financial and agricultural	456	82	4	37	20
Real estate-construction	—	—	—	—	—
Real estate-mortgage	52	3	3	—	—
Consumer installment	554	529	511	623	390

Total recoveries	1,062	614	518	660	410

Net charge-offs	2,546	4,234	2,669	2,730	2,484
Provision for loan losses	4,800	4,750	6,668	2,007	3,301

Balance at end of year	$12,174	$9,920	$9,404	$5,405	$6,128

Allowance for loan losses as a percentage of loans	1.27%	1.25%	1.25%	.82%	.91%
Ratio of net charge-offs during period to average loans outstanding, net	.29	.54	.38	.41	.39

Noninterest Income
      Noninterest income for 2004 was $14.6 million compared to $13.8 million in 2003, a 5.8% increase. Increases in revenue from indirect automobile lending, SBA lending, and brokerage activities were offset in part by declines in revenue from mortgage banking activities and in service charges on deposit accounts.

      Fidelity’s strategic plan calls for increasing noninterest income as a percentage of total revenues (net interest income plus noninterest income). A key driver of that growth in noninterest income is through revenue enhancement initiatives. An important source of noninterest revenue is Fidelity’s indirect automobile loan sales and indirect automobile loan servicing activity. Fidelity increased its indirect automobile loan production capability significantly in late 2003 with the opening of a new production office in metropolitan Atlanta and through the retention of several seasoned and productive indirect automobile loan buyers. In 2004, indirect automobile loan production was $448 million and increased 33.3% or $112 million when compared to 2003 production. Also, sales of indirect automobile loans in 2004 approximated $149 million or an increase of 96.6% when compared to sales of $76 million in 2003. Indirect automobile loans serviced for others totaled $233 million at December 31, 2004, compared to $185 million serviced at the end of 2003, an increase of 25.9%. Income from indirect automobile lending activities is heavily driven by current loan production and will vary with significant changes in automobile sales and manufacturers’ marketing packages in Fidelity’s markets, which are predominately Georgia and Florida. During the late fall of 2004, Florida was hit with several hurricanes, and automobile manufacturers aggressively promoted sales by offering rebates and lowering loan rates through their captive finance companies. Each of these negatively impacted Fidelity’s fourth quarter loan production compared to prior quarters, although fourth quarter 2004 loan production exceeded that for the same period in 2003. As a result of increased indirect automobile loans sold with servicing retained and an increased balance of indirect automobile loans serviced, revenue from indirect loan activities for 2004 totaled $4.3 million compared to $3.0 million in 2003, an increase of $1.3 million or 42.2%.
      Revenue from SBA lending activities for 2004 totaled $768,000 compared to $35,000 for 2003 primarily due to significantly increased SBA loan production and sales.
      Revenue from brokerage activities increased 56.3% to $683,000 for the year ended December 31, 2004, compared to $437,000 for 2003 primarily due to increased volume, in part as the result of improving stock markets.
      Service charges on deposit accounts declined approximately $.6 million or 10.7% to $4.4 million in 2004 compared to $5.0 million in 2003, primarily due to competitive pressures to reduce fees and charges and because of an improving economy resulting in fewer insufficient funds charges and other charges.
      Revenue from mortgage banking activities in 2004 totaled $1.9 million compared to $2.8 million in 2003, a decline of $.9 million or 31.7% due to a decline in the volume of residential mortgage loans originated and sold in 2004. Interest rates rose in late 2003, reducing the volume of refinancings in 2004.
      Noninterest income for 2003 was $13.8 million compared to $19.6 million in 2002, a 29.9% decrease. Increases in revenue from mortgage banking activities, service charges and securities gains were more than offset by no revenue from merchant processing activities following the sale of that business during 2002 and declines in income from indirect automobile lending activities, SBA lending activities, and brokerage activities.
      Revenue from service charges increased 1.4% to $5.0 million in 2003 compared to 2002 due to volume. The significant increase in service charge revenue in 2002 compared to prior years as a result of revenue enhancement initiatives in late 2001 leveled off in 2003 as a result of customer behavior changes and competitive pressures to reduce or eliminate certain fees and charges.
      There was no revenue from merchant processing activities in 2003 compared to revenue of $5.1 million in 2002, of which $3.5 million was provided by the sale of the merchant processing business.
      Revenue from mortgage banking activities increased $.2 million or 9.1% to $2.8 million in 2003 compared to 2002. The increase was due to increased originations and sales during the second and third quarters of 2003 as a result of historically low interest rates fueling a strong refinance market. Originations and sales declined significantly following an upward movement in interest rates during the fourth quarter of 2003.

      Revenue from brokerage activities declined $285,000 or 39.5% to $437,000 in 2003 compared to 2002, as the poorly performing stock market in the first half of 2003 and the transition from a full service brokerage company resulted in decreased volume, although brokerage revenue in the fourth quarter of 2003 improved as volume increased.
      Revenue from indirect lending activities declined $.4 million or 9.7% to $3.0 million in 2003 compared to 2002 as the slight increase in gains on sales was more than offset by the decline in servicing and ancillary fee revenue due to declining balances of serviced loans. The decline was caused by a lower volume of sales in 2003 compared to 2002, sales in 2003 occurring later in the year, and the accelerated loan prepayment volume experienced during 2003. During 2003, Fidelity sold approximately $76 million of indirect automobile loan production servicing retained. This compares to sales of $85 million of indirect automobile loans in 2002, approximately $57 million of which was sold servicing retained. Sales of indirect automobile loans with servicing retained by Fidelity totaling approximately $40 million occurred in the fourth quarter of 2003, significantly increasing the balance in total loans serviced at December 31, 2003, compared to earlier periods in 2003. Loans serviced at December 31, 2003, totaled $185 million compared to $206 million serviced at December 31, 2002.

Noninterest Expense
      Noninterest expense during 2004 declined $2.7 million or 7.4% to $34.1 million when compared to 2003, due primarily to declines in salaries and employee benefits, professional and other services, and other operating expenses.
      Salaries and employee benefits declined $.9 million or 4.7% to $17.9 million in 2004 compared to 2003 due primarily to the increase in deferred costs related to the very large increase in the volume of loans produced in 2004. The number of full-time equivalent employees at December 31, 2004, was 335 compared to 332 full-time equivalent employees at December 31, 2003.
      Net occupancy expenses declined $.3 million or 7.1% to $3.6 million in 2004 compared to 2003 as an expiring lease at the end of 2003 on excess corporate office space was not renewed, offset in part by a $.1 million write-off of leasehold improvements on excess operations center office space as the result of renegotiating a lease agreement to eliminate that excess space as of December 31, 2004, which will reduce occupancy expense related to that lease in 2005 and beyond.
      Professional and other services expenses decreased $.7 million or 23.1% to $2.3 million in 2004 compared to 2003 primarily due to the resolution of legal and regulatory issues and decreases in consulting and contract services expenses.
      Other insurance expenses decreased $.3 million or 26.4% to $.8 million in 2004 when compared to 2003 due to the decline in Fidelity’s risk profile resulting from the divestiture of certain lines of business in 2002 and the resolution of regulatory issues in 2003.
      Other operating expenses declined $.5 million or 10.0% to $4.5 million in 2004 compared to 2003 due to declines in numerous expenses because of cost efficiency measures instituted in 2004, a reduction in regulatory fees as a result of the conversion to a Georgia charter and improved regulatory ratings; a reduction in other real estate costs, and reductions in many other expense categories as operational efficiencies were implemented, offset in part by an increase in advertising expense, an increase in Bank security expense, and relatively small increases in various other expenses.
      Noninterest expense during 2003 decreased $1.9 million or 4.8% to $36.8 million when compared to 2002 primarily due to the elimination of merchant processing expenses and other related merchant expenses and a reduction in professional and other services expenses, offset in part by increased salaries and employee benefits expenses, insurance expenses, and occupancy expenses. Salaries and employee expenses increased $.7 million or 4.0% to $18.8 million in 2003 compared to 2002, primarily due to annual merit increases, increases in the cost of benefits such as health and dental insurance, and increases in commissions.

      The number of full-time equivalent employees at December 31, 2003, was 332 compared to 395 full-time equivalent employees at December 31, 2002. Excluding the 45 full-time equivalent employees directly and indirectly servicing the credit card portfolio at the end of 2002, the total number of full-time equivalent employees was 349. Credit card employee costs were included in the results of discontinued operations for 2003 and 2002.
      Net occupancy expense increased $.4 million or 13.0% to $3.9 million during 2003 compared to 2002 due to the reduction in sub-lease tenant revenues. The lease on this excess office space expired on December 31, 2003, and was not renewed.
      There were no merchant processing expenses in 2003 compared to $1.2 million in such expenses during 2002 due to the sale of that business in 2002.
      Professional and other services expenses declined $1.1 million or 25.9% to $3.0 million during 2003 compared to 2002 due to an insurance settlement on claims related to legal and other costs associated with Fidelity’s former full service brokerage subsidiary and trust business and reduced legal and other costs related to those activities and certain regulatory issues.
      Stationary, printing, and supplies expenses increased $.1 million or 16.6% to $.9 million in 2003 compared to 2002 due to the name changes of the Holding Company and the Bank upon conversion to a Georgia charter in 2003, requiring the destruction of the old stock and the reprinting of most forms and stationary.
      Insurance expenses increased $.6 million or 112.2% to $1.1 million in 2003 when compared to 2002 due to various regulatory and legal issues and a general increase in the cost of insurance.
      Other operating expenses declined $1.2 million or 19.0% to $5.0 million in 2003 compared to 2002 primarily due to the charge-off in 2002 of $.8 million on an asset acquired as additional collateral from a problem loan relationship workout and decreases in costs related to other real estate, repossession related expenses, and reduced regulatory fees and assessments in 2003, offset during 2003 in part by the charge-off of the unamortized acquisition costs for the subordinated note redeemed at par in 2003.

Provision for Income Taxes
      The provision for income taxes consists of provisions for Federal and state income taxes. The provision for income taxes from continuing operations for 2004, 2003, and 2002 was $3.8 million, $1.3 million, and $1.4 million, respectively. Fidelity’s effective tax rate for 2004 approximated statutory rates and exceeded that of 2003 and 2002, primarily because the significant growth in income from continuing operations before taxes in 2004 reduced the beneficial impact of nontaxable income relative to that of 2003 and 2002.

Discontinued Operations
      As discussed, the credit card line of business was sold in December 2002 with servicing transferred to the acquirer in May of 2003; therefore, there was no revenue or expense related to this line of business in 2004. Generally accepted accounting principles accepted in the United States require that income after taxes from discontinued operations and the net gain on the disposal of discontinued operations be reported in the Statements of Income after net income from continuing operations for 2003 and 2002.
      Income from discontinued operations after taxes in 2003 declined $1.0 million to $.1 million compared to 2002 as Fidelity’s revenue in 2003 was provided by servicing fees paid by the purchaser until the servicing was transferred in May 2003. There was no net interest income in 2003 compared to $4.3 million in 2002. The noninterest income for both years approximated $1.5 million, while noninterest expense decreased $2.8 million to $1.3 million primarily as a result of the servicing transfer in May 2003. Interest expense for 2002 was assigned based on the average net asset balances of the credit card line of business proportionally funded by all interest-bearing liabilities at an interest rate equal to the cost of each applied to its average balance for the period.
      The net after-tax gain on the sale of the credit card line of business in 2002, consisting of approximately $74 million of outstanding balances, was $7.1 million.

Financial Condition
      Fidelity manages its assets and liabilities to maximize long-term earnings opportunities while maintaining the integrity of its financial position and the quality of earnings. To accomplish this objective, management strives to effect efficient management of interest rate risk and liquidity needs. The primary objectives of interest-sensitivity management are to minimize the effect of interest rate changes on the net interest margin and to manage the exposure to risk while maintaining net interest income at acceptable levels. Liquidity is provided by carefully structuring the balance sheet and through unsecured and secured lines of credit with other financial institutions, the Federal Home Loan Bank (the “FHLB”), and the Federal Reserve Bank (the “FRB”).
      Fidelity’s Asset/ Liability Management Committee (“ALCO”) meets regularly to, among other things, review Fidelity’s interest rate sensitivity positions, its funding needs and sources, and its current and projected liquidity.

Market Risk
      Fidelity’s primary market risk exposures are interest rate risk and credit risk (see “Credit Quality”) and, to a lesser extent, liquidity risk (see “Liquidity”). Fidelity has little or no risk related to trading accounts, commodities, or foreign exchange.
      Interest rate risk, which encompasses price risk, is the exposure of a banking organization’s financial condition and earnings ability to withstand adverse movements in interest rates. Accepting this risk can be an important source of profitability and shareholder value; however, excessive levels of interest rate risk can pose a significant threat to Fidelity’s assets, earnings, and capital. Accordingly, effective risk management that maintains interest rate risk at prudent levels is essential to Fidelity’s success.
      Fidelity’s ALCO, which includes senior management representatives, monitors and considers methods of managing the rate and sensitivity repricing characteristics of the balance sheet components consistent with maintaining acceptable levels of changes in portfolio values and net interest income with changes in interest rates. The primary purposes of the ALCO are to manage interest rate risk, to effectively invest Fidelity’s capital, and to preserve the value created by its core business operations. Fidelity’s exposure to interest rate risk compared to established tolerances is reviewed on at least a quarterly basis by the Board of Directors.
      Evaluating a financial institution’s exposure to changes in interest rates includes assessing both the adequacy of the management process used to control interest rate risk and the organization’s quantitative levels of exposure. When assessing the interest rate risk management process, Fidelity seeks to ensure that appropriate policies, procedures, management information systems, and internal controls are in place to maintain interest rate risk at prudent levels with consistency and continuity. Evaluating the quantitative level of interest rate risk exposure requires Fidelity to assess the existing and potential future effects of changes in interest rates on its consolidated financial condition, including capital adequacy, earnings, liquidity, and, where appropriate, asset quality.
      The Board of Governors of the Federal Reserve (the “Federal Reserve”), together with the FDIC and other regulatory agencies, adopted a Joint Agency Policy Statement on Interest Rate Risk, effective June 26, 1996. The policy statement, focusing primarily on the impact of changes in economic value or net present value (equity at risk) as a result of interest rate changes, provides guidance to examiners and bankers on sound practices for managing interest rate risk, which provides a basis for ongoing evaluation of the adequacy of interest rate risk management at supervised institutions. The policy statement also outlines fundamental elements of sound management that have been identified in prior Federal Reserve guidance and discusses the importance of these elements in the context of managing interest rate risk.
      Interest rate sensitivity analysis is used to measure Fidelity’s interest rate risk by computing estimated changes in earnings and the net present value of its cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net present value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 200 basis point increase or decrease in market interest rates (equity at risk).
      Fidelity utilizes a statistical research firm specializing in the banking industry to provide various quarterly analyses and special analyses, as requested, related to its current and projected financial performance, including rate shock analyses. Data sources for this and other analyses include quarterly FDIC Call Reports and the Federal Reserve Y-9C, management assumptions, industry norms and financial markets data. The standard algebraic formula for calculating present value is used. Present value is the future cash flows of a financial investment or a portfolio of financial instruments, discounted to the present. For purposes of evaluating rate shock, rate change induced sensitivity tables are used in determining repayments, prepayments, and early withdrawals.
      The schedule below reflects an analysis of Fidelity’s assumed market value risk and earnings risk inherent in its interest rate sensitive instruments related to immediate and sustained interest rate variances of 200 basis points, both above and below current levels (rate shock analysis). Earnings and fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Assumptions have been made as to appropriate discount rates, prepayment speeds, expected cash flows, and other variables. Changes in assumptions significantly affect the estimates and, as such, the derived earnings and fair value may not be indicative of the value negotiated in an actual sale or comparable to that reported by other financial institutions. In addition, the fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business. The tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates. Fidelity’s policy states that a negative change in net present value (equity at risk) as a result of an immediate and sustained 200 basis point increase or decrease in interest rates should not exceed the lesser of 2% of total assets or 15% of total regulatory capital. It also states that a similar increase or decrease in interest rates should not negatively impact net interest income or net income by more than 5% or 15%, respectively.
      The schedule below reflects the effects on net interest income and net income over a one-year period and the effects on net present value of Fidelity’s assets, liabilities, and off-balance sheet items as a result of an immediate and sustained increase or decrease of 200 basis points in market rates of interest as of December 31, 2004 and 2003. In addition, it reflects the effects on net interest income and net income of an immediate and sustained increase or decrease of 100 basis points in market rates of interest (dollars in thousands).
Rate Shock Analysis

	December 31, 2004		December 31, 2003

	+200 Basis	-200 Basis	+200 Basis	-200 Basis
Market Rates of Interest	Points	Points	Points	Points

Change in net present value	$(16,301)	$5,301	$(14,819)	$4,783

Change as a percent of total assets	(1.33)%	.43%	(1.36)%	.44%

Change as a percent of regulatory equity	(12.85)%	4.18%	(12.71)%	4.11%

Percent change in net interest income	.70%	(1.77)%	3.72%	(7.60)%

Percent change in net income	1.43%	(3.63)%	16.38%	(33.50)%

	?December 31, 2004		December 31, 2003

	+100 Basis	-100 Basis	+100 Basis	-100 Basis
Market Rates of Interest	Points	Points	Points	Points

Percent change in net interest income	.57%	(.85)%	2.18%	(2.65)%

Percent change in net income	1.16%	(1.75)%	9.60%	(11.69)%

      At December 31, 2004, the analysis indicated that an immediate and sustained 200 basis point increase in market rates of interest would have a negative impact of $16 million on the net present value (equity at risk) of Fidelity compared to the approved tolerances of the lesser of 2% of assets (or $24 million) or 15% of total regulatory equity (or $19 million). An immediate and sustained 200 basis point decrease in market rates of interest would have a positive impact of $5 million on the net present value of Fidelity’s financial assets and liabilities. An immediate and sustained decrease of 200 basis points in market rates of interest would have a negative impact of 1.77% on net interest income and a negative impact of 3.63% on net income compared to approved tolerances of 5% and 15%, respectively. An immediate and sustained increase of 200 basis points in market rates of interest would have a positive impact on net interest income of ..70% and on net income of 1.43%. Thus, the rate shock analysis at December 31, 2004, indicated that the effects of an immediate and sustained increase or decrease of 200 basis points in market rates of interest would fall well within policy parameters and approved tolerances for equity at risk, net interest income, and net income. The net interest sensitivity asset gap at ninety days and six months was 11.88% and 6.05%, respectively, at December 31, 2004, mitigated in part by a net sensitivity liability gap of 2.99% at one year.
      Fidelity has historically been asset sensitive to six months; however, it has been liability sensitive from six months to one year, largely mitigating the potential negative impact on net interest income and net income over a full year from a sudden and sustained decrease in interest rates. Likewise, historically the potential positive impact on net interest income and net income of a sudden and sustained increase in interest rates has been reduced over a one-year period as a result of Fidelity’s liability sensitivity in the six-month to one-year time frame. The significant increase in mortgage backed securities in the investment portfolio in the fourth quarter of 2003 compared to historical levels has increased the overall interest sensitivity of Fidelity.
      As discussed, the negative impact of an immediate and sustained 200 basis point increase in market rates of interest on the net present value (equity at risk) of Fidelity was well within established tolerances at December 31, 2004, and was comparable to that at December 31, 2003. It was greater than the impact historically, primarily because of the interest rate sensitivity of the larger investment portfolio. The negative impact on net present value (equity at risk) in a rising rate environment increased as a result of the purchase of $70 million in mortgage backed securities in 2003 in a leveraged transaction to utilize the strong capital position of Fidelity. However, $40 million of the total purchased was for the held-to-maturity portfolio and Fidelity has utilized those investment securities for pledging requirements, with no intent to liquidate them under any interest rate scenario. Also, the negative impact of an immediate and sustained 200 basis point decrease in market rates of interest on net interest income and net income was well within established tolerances and reflected a much more neutral interest rate sensitivity to increasing or decreasing interest rates at December 31, 2004, than at year end 2003. The primary reason for the movement toward a relatively neutral interest rate sensitivity balance sheet was the relative shortening of liability maturities. At December 31, 2003, the relative volume of maturing time deposits scheduled for the first quarter of 2004 was low, thus exacerbating the asset sensitivity during the first six months of 2004, while at December 31, 2004, the volume of maturing time deposits in the first quarter of 2005 returned to historical, higher levels. In addition, during 2004 Fidelity was very successful in growing interest-bearing transaction and savings account balances, thus shortening liability maturities for calculations in the rate shock analysis. Fidelity follows FDIC guidelines for non-maturity deposits such as interest-bearing transaction and savings accounts in the interest rate sensitivity (gap) analysis; therefore, this analysis does not reflect the full impact of rapidly rising or falling market rates of interest on these accounts compared to the results of the rate shock analysis presented.
      The results of the 100 basis point rate shock analysis, while more reflective of management’s current estimation of probable interest rate movements over the next year, are primarily presented to reflect the results of the rate shock analysis for December 31, 2003, when market rates of interest were at or near historical lows.
      At December 31, 2003, the rate shock analysis indicated that an immediate and sustained 200 basis point increase in market rates of interest would have a negative impact of $15 million on the net present value (equity at risk) of Fidelity compared to the approved tolerances of the lesser of 2% of assets (or

$22 million) or 15% of total regulatory equity (or $17 million). An immediate and sustained 200 basis point decrease in market rates of interest would have a positive impact of $5 million on the net present value of Fidelity’s financial assets and liabilities. An immediate and sustained decrease of 200 basis points in market rates of interest would have a negative impact of 7.60% on net interest income and a negative impact of 33.50% on net income compared to approved tolerances of 5% and 15%, respectively. An immediate and sustained increase of 200 basis points in market rates of interest would have a positive impact on net interest income of 3.72% and on net income of 16.38%. The rate shock analysis at December 31, 2003, indicated that the effects of an immediate and sustained increase or decrease of 200 basis points in market rates of interest would not fall within policy parameters and approved tolerances for net interest income and net income. Management believed that a 200 basis point decline in interest rates was remote, given the historically low market interest rates prevailing at December 31, 2003; therefore, a 100 basis point rate shock analysis became management’s primary declining interest rate sensitivity measurement. This analysis indicated that an immediate and sustained 100 basis point decline in interest rates would have a negative impact of 2.65% and 11.69% on net interest income and net income, respectively, at December 31, 2003. Those results were well within established tolerances. The interest sensitivity asset gap at ninety days and six months was 15.65% and 8.59%, respectively, at December 31, 2003, mitigated in part by a net sensitivity liability gap of 4.88% at one year.
      In October and December of 2003, approximately $70 million in Agency mortgage backed securities was purchased, funded in part with $45 million in laddered maturity long-term fixed rate borrowings utilizing a portion of the securities purchased as collateral for the debt. The funding with long-term fixed rate debt was utilized to help mitigate the interest rate risk related to the purchases. Thus, Fidelity’s asset sensitivity in the short term in a falling interest rate environment was increased, as the underlying residential mortgages making up the mortgage backed securities would tend to more rapidly prepay, particularly in the unlikely event of a greater than 100 basis point decline in the then current market rates of interest.
      This asset sensitivity in the short term was exacerbated at December 31, 2003, as the volume of maturing time deposits in the first quarter of 2004 was significantly lower than normal. This particular situation corrected itself by the end of the first quarter of 2004, as time deposit maturities were scheduled to increase significantly each quarter for the remainder of 2004.
      Rate shock analysis provides only a limited, point in time view of Fidelity’s interest rate sensitivity. The gap analysis also does not reflect factors such as the magnitude (versus the timing) of future interest rate changes and asset prepayments. The actual impact of interest rate changes upon Fidelity’s earnings and net present value may differ from that implied by any static rate shock measurement. In addition, Fidelity’s net interest income and net present value under various future interest rate scenarios are affected by multiple other factors not embodied in a static rate shock analysis, including competition, changes in the shape of the Treasury yield curve, divergent movement among various interest rate indices, and the speed with which interest rates change.

Interest Rate Sensitivity
      The major elements used to manage interest rate risk include the mix of fixed and variable rate assets and liabilities and the maturity and repricing patterns of these assets and liabilities. It is Fidelity’s policy not to invest in derivatives. Fidelity performs a quarterly review of assets and liabilities that reprice and the time bands within which the repricing occurs. Balances generally are reported in the time band that corresponds to the instrument’s next repricing date or contractual maturity, whichever occurs first. However, fixed rate indirect automobile loans, mortgage backed securities, and residential mortgage loans are primarily included based on scheduled payments with a prepayment factor incorporated. Through such analyses, Fidelity monitors and manages its interest sensitivity gap to minimize the negative effects of changing interest rates.
      The interest rate sensitivity structure within Fidelity’s balance sheet at December 31, 2004, indicated a cumulative net interest sensitivity liability gap of 2.99% when projecting out one year. In the near term, defined as 90 days, Fidelity had a cumulative net interest sensitivity asset gap of 11.88% at December 31,

2004. When projecting forward six months, Fidelity had a net interest sensitivity asset gap of 6.05%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle (see “Market Risk”). Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. Fidelity’s policy states that the cumulative gap at six months and one year should generally not exceed 15% and 10%, respectively. Thus, Fidelity was well within established tolerances at December 31, 2004. Any interest rate risk associated with cumulative gap positions was mitigated in part in 2004 because of the net interest sensitivity asset gap in the near term and the net interest sensitivity liability gap at one year with a reduced net interest sensitivity asset position at six months. Fidelity’s interest rate shock analysis is generally considered to be a better indicator of interest rate risk.
      The following table illustrates Fidelity’s interest rate sensitivity at December 31, 2004, as well as the cumulative position at December 31, 2004 (dollars in thousands):

Interest Rate Sensitivity Analysis(1)	Table 4

	Repricing Within

	0-30	31-60	61-90	91-120	121-150	151-180	181-365	Over One
	Days	Days	Days	Days	Days	Days	Days	Year	Total

Interest-Earning Assets:
Investment securities available-for-sale	$1,141	$1,141	$1,130	$1,118	$1,107	$1,096	$1,085	$106,319	$114,137
Investment securities held-to-maturity	661	652	644	635	627	619	611	47,464	51,913
Loans	386,226	21,566	22,228	24,237	21,941	22,772	133,690	328,566	961,226
Loans held-for-sale	4,063	26,000	4,000	—	—	—	—	—	34,063
Federal funds sold	9,274	—	—	—	—	—	—	—	9,274
Due from banks — interest-earning	1,020	—	—	—	—	—	—	—	1,020

Total interest-earning assets	402,385	49,359	28,002	25,990	23,675	24,487	135,386	482,349	1,171,633

Interest-Bearing Liabilities:
Demand deposit accounts	5,821	5,821	5,821	5,821	5,821	5,821	34,926	46,568	116,420
Savings and NOW accounts	110,947	2,508	2,508	2,508	2,508	2,508	15,047	120,375	258,909
Money market accounts	5,958	5,958	5,958	5,958	5,958	5,958	35,748	47,664	119,160
Time deposits> $100,000	16,076	20,337	28,377	17,150	8,265	12,325	51,624	47,626	201,780
Time deposits< $100,000.	21,081	20,367	26,888	32,042	19,112	10,729	92,833	97,056	320,108
Long-term debt	—	—	15,000	—	—	—	—	55,598	70,598
Short-term borrowings	41,212	—	—	—	—	—	11,000	—	52,212

Total interest-bearing liabilities	201,095	54,991	84,552	63,479	41,664	37,341	241,178	414,887	$1,139,187

Interest-sensitivity gap	$201,290	$(5,632)	$(56,550)	$(37,489)	$(17,989)	$(12,854)	$(105,792)	$67,462	$32,446

Cumulative gap at 12/31/04.	$201,290	$195,658	$139,108	$101,619	$83,630	$70,776	$(35,016)	$32,446

Ratio of cumulative gap to total interest-earning assets at 12/31/04.	17.20%	16.72%	11.88%	8.68%	7.14%	6.05%	-2.99%	2.77%
Ratio of interest sensitive assets to interest sensitive liabilities at (12/31/04)	200.10%	89.76%	33.12%	40.94%	56.82%	65.58%	56.14%	116.26%

(1)	Fidelity follows FDIC guidelines for non-maturity deposit accounts across multiple time bands. Savings and NOW accounts are equally distributed over 60 months with a limit of 40% of the total balance in the three to five year time frame except for approximately $108 million in a special savings account with a guaranteed rate through December 31, 2004, at which time the rate will adjust to a market rate of interest. This balance is reflected in the 0-30 day maturity time band, as any change in the rate will be effective for all of the following three months. Demand deposits and money market accounts are distributed over 36 months with a limit of 40% of the total balance in the one to three year time frame.

Liquidity
      Market and public confidence in the financial strength of Fidelity and financial institutions in general will largely determine the access to appropriate levels of liquidity.
      This confidence is significantly dependent on Fidelity’s ability to maintain sound credit quality and the ability to maintain appropriate levels of capital resources.
      Liquidity is defined as the ability of Fidelity to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis. Management measures Fidelity’s liquidity position by giving consideration to both on-balance sheet and off-balance sheet sources of and demands for funds on a daily and weekly basis.
      Sources of liquidity include cash and cash equivalents, net of Federal requirements to maintain reserves against deposit liabilities; investment securities eligible for sale or pledging to secure borrowings from dealers and customers pursuant to securities sold under agreements to repurchase (“repurchase agreements”); loan repayments; loan sales; deposits and certain interest-sensitive deposits; brokered deposits; a collateralized contingent line of credit at the FRB Discount Window; a collateralized line of credit from the FHLB; and borrowings under unsecured overnight Federal funds lines available from correspondent banks. In addition to interest rate-sensitive deposits, the Bank’s principal demand for liquidity is new loans and anticipated fundings under credit commitments to customers.
      Maintaining appropriate levels of capital is an important factor in determining the availability of critical sources of liquidity. Critical providers of liquidity could terminate or suspend liquidity availability or require additional or higher quality collateral in the event of a capital issue. At December 31, 2004, capital ratios significantly exceeded the Federal regulatory levels required for a well-capitalized institution. The capital of the Bank also significantly exceeded the levels required by the GDBF.
      Management seeks to maintain a stable net liquidity position while optimizing operating results, as reflected in net interest income, the net yield on earning assets and the cost of interest-bearing liabilities in particular. ALCO meets regularly to review Fidelity’s current and projected net liquidity position and to review actions taken by management to achieve this liquidity objective. Levels of total liquidity, short-term liquidity, and short-term liquidity sources will be important in 2005 based on projected core loan growth and projected growth in indirect automobile loan production and sales, with indirect automobile loans held-for-sale balances and individual pools of loans sold anticipated to increase from time to time during the year.
      Fidelity’s consolidated statements of cash flows included in the accompanying consolidated financial statements present certain information about cash flows from operating, investing, and financing activities. Fidelity’s principal cash flows primarily relate to investing and financing activities, rather than operating activities. While the statements present the periods’ net cash flows from lending and deposit activities, they do not reflect certain important aspects of Fidelity’s liquidity described above, including (i) anticipated liquidity requirements under new and outstanding credit commitments to customers, (ii) intra-period volatility of deposits, particularly fluctuations in the volume of commercial customers’ noninterest-bearing demand deposits, and (iii) unused borrowings available under unsecured Federal funds lines, secured or collateralized lines, repurchase agreements, brokered deposits, and other arrangements. Fidelity’s principal source of operating cash flows is net interest income.
      The holding company, FSC, has limited liquidity, and it relies primarily on equity, subordinated debt, and trust preferred securities, interest income, management fees, and dividends from the Bank as sources of liquidity. Interest and dividends from subsidiaries ordinarily provide a source of liquidity to a bank holding company. The Bank pays interest on its subordinated debt and cash dividends on its preferred stock and common stock to FSC. Under the regulations of the GDBF, bank dividends may not exceed

50% of the prior year’s net earnings without approval from the GDBF. If dividends received from the Bank were reduced or eliminated, FSC’s ability to pay dividends to its shareholders would be adversely affected.
      Net cash flows from operating activities primarily result from net income adjusted for the following noncash items: the provision for loan losses, depreciation, amortization, and the lower of cost or market adjustments, if any. Net cash flows provided by operating activities in 2004 were positively impacted primarily by net income from continuing operations of $8 million and a net decrease in loans held-for-sale of $3 million, offset in part by a $3 million increase in other assets, principally related to purchases and increases in the value of bank owned life insurance. Net cash flows used in investing activities were negatively impacted primarily by an increase in loan balances of $166 million as a result of $320 million in loan production volume net of repayments, offset in part by proceeds from the sale of indirect automobile and to a lesser extent SBA loans of $154 million. The net cash flows used in investing activities were positively impacted by net cash flows from investment securities providing $25 million. Net cash flows provided by financing activities were positively impacted by increases in demand deposits, money market accounts, savings accounts, and time deposits of $83 million and $46 million, respectively, and an increase of $4 million in short-term debt, offset in part by a $10 million decline in long-term debt. Cash and cash equivalents declined only $6 million as the significant net cash flows used in investing activities were largely offset by net cash flows provided by operating activities and more specifically by net cash flows provided by financing activities.
      Net cash flows provided by operating activities in 2003 were positively impacted by net income and proceeds from sales of other real estate, offset by an increase in loans held-for-sale, a decrease in accrued interest payable, and a decease in other liabilities. Net cash flows used in investing activities were negatively impacted by a net increase of $74 million in investment securities. This increase resulted from purchases as part of management’s plan to redeploy the proceeds from the 2002 sale of the credit card line of business in early 2003 and the purchase of securities in October and December of 2003, which purchases were offset in part by sales of securities and substantial prepayments of mortgage backed securities due to repayment of the underlying residential mortgage loans because of heavy volumes of home sales and refinancings during 2003. Also negatively impacting cash flows used in investing activities was an increase of $124 million in loans net of repayments, offset in part by $79 million in proceeds from the sale of loans. Net cash flows provided by financing activities were positively impacted by net increases in demand deposits, money market accounts, and savings accounts of $34 million, more than offset by a decrease of $52 million in time deposits as part of management’s plan to redeploy the proceeds from the 2002 sale of the credit card line of business and manage the net interest margin by offering lower rates on time deposits, resulting in a lower cost of funds and a runoff of time deposits, primarily from customers who had no other financial relationships with the Bank. Also positively impacting net cash flows provided by financing activities were increases of $31 million and $20 million in short-term and long-term debt, respectively. The increase in long-term debt was due to the obtaining of $45 million in laddered two year through five year maturity fixed rate debt in October and December of 2003 to fund in part the purchase of investment securities as part of management’s leveraging strategy to take advantage of Fidelity’s strong capital position and to mitigate the interest rate risk related to the purchases of fixed rate mortgage backed securities. Cash and cash equivalents declined $87 million for the year, primarily due to net cash flows used in investing activities.
      Net cash flows provided by operating activities were positively impacted in 2002 by a decrease in loans held-for-sale of $24 million. Indirect automobile loans held-for-sale decreased $27 million, based on the management decision to retain a greater percentage of reduced production in order to increase the owned portfolio. This decrease was offset in part by a $3 million increase in residential mortgage loans originated and held-for-sale. Net cash flows used in investing activities were negatively impacted by increases in investment securities of $16 million, exacerbated by a $188 million increase in loans net of repayments less proceeds of $89 million from loan sales. Net cash flows from investing activities were positively impacted by $80 million in net cash provided by discontinued operations from the sale of the credit card line of business. Net cash flows provided by financing activities were positively impacted by a net increase of $88 million in deposits, offset in part by a decrease of $6 million and $25 million in long-

term debt and short-term borrowings, respectively. Cash and cash equivalents increased $69 million for the year, primarily as a result of funds provided by financing activities and discontinued operations.
      Except for the reduced level of the commercial loan, mortgage loan and indirect automobile loan charge-offs, nonperforming assets, and concerns with certain commercial and construction portfolio loans, there are no known trends, events, or uncertainties of which Fidelity is aware that may have or that are likely to have a material adverse effect on Fidelity’s liquidity, capital resources or operations.

Loans
      During 2004, total loans outstanding, which included loans held-for-sale, increased $162 million or 19.5% to $995 million when compared to 2003. The increase in total loans outstanding was attributable primarily to growth in consumer installment loans, consisting primarily of indirect automobile loans, which increased $77 million or 18.7% to $490 million, real estate construction loans, which increased $42 million or 34.9% to $162 million, commercial loans which increased $16 million or 22.5% to $86 million and real estate mortgage loans, including commercial loans secured by real estate, which increased $30 million or 15.8% to $223 million. Loans held-for-sale, consisting of indirect automobile and residential mortgage loans, decreased by $3 million or 8.7% to $34 million, with the decrease of $5 million in indirect automobile loans held-for-sale somewhat offset by the $2 million increase in residential mortgage loans held-for-sale.
      During 2003, total loans outstanding, which included loans held-for-sale, increased $44 million or 5.5% to $833 million when compared to 2002. The increase in total loans outstanding was attributable to growth in consumer installment loans, consisting primarily of indirect automobile loans, which increased $33 million or 8.8% to $413 million, real estate mortgage loans, including commercial loans secured by real estate, which increased $3 million or 1.7% to $192 million, real estate construction loans which increased $9 million or 7.8% to $120 million, offset by commercial loans which decreased $4 million or 4.9% to $70 million. Loans held-for-sale, consisting of consumer installment loans and originated residential mortgage loans, increased $2 million or 5.1% to $37 million.

Loans, by Category	Table 5

	December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Loans:
Commercial, financial and agricultural	$79,597	$61,953	$72,751	$61,685	$74,242
Tax exempt commercial	6,245	8,144	967	1,043	1,114

Total commercial	85,842	70,097	73,718	62,728	75,356
Real estate — construction	162,176	120,179	111,510	98,051	98,520
Real estate — mortgage	222,718	192,313	189,038	179,821	207,722
Consumer installment	490,490	413,149	379,669	316,991	287,444

Loans	961,226	795,738	753,935	657,591	669,042
Allowance for loan losses	12,174	9,920	9,404	5,405	6,128

Loans, net	$949,052	$785,818	$744,531	$652,186	$662,914

Total Loans:
Loans	$961,226	$795,738	$753,935	$657,591	$669,042
Loans Held-for-Sale:
Mortgage loans	4,063	2,291	17,967	14,996	3,090
Consumer installment	30,000	35,000	17,500	44,500	19,500

Total loans held-for-sale	34,063	37,291	35,467	59,496	22,590

Total loans	$995,289	$833,029	$789,402	$717,087	$691,632

Loan Maturity and Interest Rate Sensitivity	Table 6

	December 31, 2004

		One
	Within	Through	Over Five
	One Year	Five Years	Years	Total

	(Dollars in thousands)
Loan Maturity:
Commercial, financial and agricultural	$29,817	$39,035	$16,990	$85,842
Real estate — construction	115,299	42,162	4,715	162,176

Total	$145,116	$81,197	$21,705	$248,018

Interest Rate Sensitivity:
Selected loans with:
Predetermined interest rates:
Commercial, financial and agricultural	$1,929	$28,032	$6,550	$36,511
Real estate — construction	5	7,359	—	7,364
Floating or adjustable interest rates:
Commercial, financial and agricultural	27,888	11,003	10,440	49,331
Real estate — construction	115,294	34,803	4,715	154,812

Total	$145,116	$81,197	$21,705	$248,018

Credit Quality
      Credit quality risk in Fidelity’s loan portfolio provides the highest degree of risk for Fidelity. Fidelity manages and controls risk in the loan portfolio through adherence to standards established by senior management, combined with a commitment to producing quality assets, monitoring loan performance, developing profitable relationships, and meeting the strategic loan quality and growth targets. Fidelity’s credit policies establish underwriting standards, place limits on exposures, which include concentrations and commitments, and set other limits or standards as deemed necessary and prudent. Also included in the policy, primarily determined by the amount and type of loan, are various approval levels, ranging from the branch or department level to those, which are more, centralized? Fidelity maintains a diversified portfolio intended to spread its risk and reduce its exposure to economic downturns, which may occur in different segments of the economy or in particular industries. Industry and loan type diversification is reviewed quarterly.
      Management has taken numerous steps to reduce credit risk in Fidelity’s loan portfolio and strengthen its credit risk management team and processes. As a result of this program, the average credit scores of indirect automobile loans have increased significantly over the years, to an average Beacon of 737 at December 31, 2004. Likewise, the sales of the merchant processing business and the credit card line of business in 2002 have substantially reduced Fidelity’s exposure to unsecured credit risk. In addition, all credit policies have been reviewed and revised as necessary, and experienced managers are in place and have strengthened commercial lending and Credit Administration. With the improved economy and the resulting positive impact on the commercial loan portfolio, the provision for loan losses for the years ended December 31, 2004 and 2003, was $4.8 million, even as net charge-offs in 2004 declined by $1.7 million or 40.0% to $2.5 million. The provision for loan losses for 2004 could have been reduced significantly if not for loan growth. The decline in net charge-offs was the result of reduced gross charge-offs coupled with a significant increase in recoveries, particularly in the commercial loan portfolio. The allowance for loan losses as a percentage of loans has been increased to 1.27% as of the end of 2004 from 1.25% at the end of 2003. Total nonperforming assets at December 31, 2004, were significantly decreased compared to the end of 2003.

      Credit Administration regularly reports to senior management and the Loan and Discount Committee of the Board regarding the credit quality of the loan portfolio as well as trends in the portfolio and the adequacy of the allowance for loan losses. Credit Administration monitors loan concentrations, production, and loan growth, as well as loan quality. Credit Administration, independent from the lending departments, reviews all risk ratings and tests credits approved for adherence to Fidelity standards. Finally, Fidelity’s Credit Administration also performs ongoing, independent reviews of the risk management process and adequacy of loan documentation. The results of its examinations are reported to the Loan and Discount Committee of the Board. The consumer collection function is centralized and automated to ensure timely collection of accounts and consistent management of risks associated with delinquent accounts.

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
      Nonperforming assets at December 31, 2004 and 2003, were $2.9 million and $4.1 million, respectively. During 2004, other real estate decreased $273,000 to $665,000. There was a $293,000 decrease in repossessed assets and a decrease of $666,000 in nonaccrual loans. Nonperforming assets declined to $4.1 million in 2003 from $7.3 million at December 31, 2002. This decline was due to decreases in other real estate, repossessions and nonaccrual loans.
      The ratio of nonperforming assets to total loans and repossessed assets was .29% at December 31, 2004, compared to .49% and ..92% at December 31, 2003 and 2002, respectively. The ratio of loans past due 90 days and still accruing to total loans was zero at December 31, 2004, compared to .02% and .04% at December 31, 2003 and 2002, respectively.
      When a loan is classified as nonaccrual, to the extent collection is in question, previously accrued interest is reversed and interest income is reduced by the interest accrued in the current year. If any portion of the accrued interest was accrued in the previous year, accrued interest is reduced and a charge for that amount is made to the allowance for loan losses. For 2004, the gross amount of interest income that would have been recorded on nonaccrual loans, if all such loans had been accruing interest at the original contract rate, was approximately $50,000 compared to $76,000 and $64,000 during 2003 and 2002, respectively. The majority of interest income on nonaccrual loans was reversed and any payments applied to reduce the principal balance in 2004, 2003 and 2002. For additional information on nonaccrual loans see “Critical Accounting Policies — Allowance for Loan Losses.”

Nonperforming Assets	Table 7

	December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Nonaccrual loans	$1,578	$2,244	$3,756	$2,155	$5,760
Repossessions	625	918	886	1,940	992
Other real estate	665	938	2,629	4,372	2,034

Total nonperforming assets	$2,868	$4,100	$7,271	$8,467	$8,786

Loans past due 90 days or more and still accruing	$2	$195	$334	$664	$1,482

Ratio of loans past due 90 days or more and still accruing to total loans	—%	.02%	.04%	.09%	.21%
Ratio of nonperforming assets to total loans and repossessions	.29	.49	.92	.18	1.27

      Management is not aware of any potential problem loans other than those disclosed in the table above and certain commercial and construction loans having greater than normal risk characteristics, which would have a material adverse impact on asset quality. (See discussion regarding analyses of individual troubled loans in “Allowance for Loan Losses.”)

Allowance for Loan Losses
      As discussed in “Critical Accounting Policies — Allowance for Loan Losses,” the allowance for loan losses is established through provisions charged to operations. Such provisions are based on an evaluation by management and Credit Administration of the loan portfolio and commitments under current economic conditions, past loan loss experience, adequacy of underlying collateral, and such other factors which, in management’s judgment, deserve consideration in estimating loan losses inherent in the loan portfolio and in loan commitments. This analysis is separately performed for each major loan category. Loans are charged off when, in the opinion of management, such loans are deemed to be uncollectible. Subsequently, recoveries are added to the allowance.
      The evaluation results in an allocation of the allowance for loan losses by loan category. For all loan categories, historical loan loss experience adjusted for changes in the risk characteristics of each loan category, trends, and other factors is used to determine the level of allowance required. Additional amounts are allocated based on the evaluation of the loss potential of individual troubled loans and the anticipated effect of economic conditions on both individual loans and loan categories. Since the allocation is based on estimates and subjective judgment, it is not necessarily indicative of the specific amounts or loan categories in which losses may ultimately occur.
      In determining the allocated allowance, the consumer portfolios are treated as homogenous pools. Specific consumer loan types include: direct and indirect automobile loans, other revolving lines of credit, residential first mortgage loans, and home equity loans. The allowance for loan losses is allocated to the consumer loan types based on historical net charge-off rates adjusted for any current or anticipated changes in these trends. The commercial, commercial real estate, and business banking portfolios are evaluated separately. Within this group, every nonperforming loan and loans having greater than normal risk characteristics are reviewed for a specific allocation. The allowance is allocated within the commercial portfolio based on a combination of historical loss rates, adjusted for those elements discussed in the preceding paragraph, and regulatory guidelines.
      In determining the appropriate level for the allowance, management ensures that the overall allowance appropriately reflects a margin for the imprecision inherent in most estimates of expected credit losses. This additional allowance, if any, is reflected in the unallocated portion of the allowance.
      At December 31, 2004, the allowance for loan losses was $12.2 million, or 1.27% of loans compared to $9.9 million, or 1.25% of loans at December 31, 2003. At December 31, 2002, Fidelity’s allowance for loan losses as a percentage of loans was 1.25%. Net charge-offs as a percent of average loans outstanding was .29% in 2004 compared to .54% for 2003 and .38% for 2002. The allowance allocated to commercial loans was $4.7 million at December 31, 2004. During 2004, commercial loan recoveries totaled $456,000 while gross charge-offs were only $384,000. Several large commercial loans included in adversely rated and problem loans at December 31, 2004, contributed to the $1.9 million increase in the allocated allowance required for commercial loans at December 31, 2004, compared to December 31, 2003. The allocated allowance for real estate construction loans increased $.3 million to $2.0 million at December 31, 2004, when compared to 2003, reflecting specific provisions on adversely rated loans. See “Provision for Loan Losses.” The amount of the allowance for loan losses allocated to commercial loans decreased to $2.8 million at December 31, 2003, compared to $3.6 million at the end of 2002 due to the charge-off of $1.4 million during the year and the decrease in specific provisions on several commercial loans which had been included in adversely rated and problem loans at December 31, 2002.

Allocation of the Allowance for Loan Losses
Table 8

	December 31, 2004		December 31, 2003		December 31, 2002

	Allowance	%*	Allowance	%*	Allowance	%*

	(Dollars in thousands)
Commercial, financial and agricultural	$4,703	8.93%	$2,768	8.81%	$3,575	9.78%
Real estate — construction	2,041	16.87	1,777	15.10	1,665	14.79
Real estate — mortgage	588	23.17	292	24.17	189	25.07
Consumer installment	4,540	51.03	4,500	51.92	3,777	50.36
Unallocated	302	—	583	—	198	—

Total	$12,174	100.00%	$9,920	100.00%	$9,404	100.00%

	December 31, 2001		December 31, 2000

	Allowance	%*	Allowance	%*

Commercial, financial and agricultural	$1,211	9.54%	$1,736	11.26%
Real estate — construction	259	14.91	122	14.73
Real estate — mortgage	228	27.35	160	31.05
Consumer installment	3,482	48.20	3,815	42.96
Unallocated	225	—	295	—

Total	$5,405	100.00%	$6,128	100.00%

*	Percentage of respective loan type to loans.

Investment Securities
      The levels of taxable securities and short-term investments reflect Fidelity’s strategy of maximizing portfolio yields within overall asset and liability management parameters while providing for liquidity needs. Investment securities on an amortized cost basis totaled $166 million and $191 million at December 31, 2004 and 2003, respectively. The decrease of $25 million in investment securities during 2004 was primarily due to $34 million in repayments and prepayments of principal on mortgage backed securities, coupled with sales of $9 million, offset in part by the purchase of $18 million, primarily in mortgage backed securities. The decrease in investment securities was the result of management’s plan to redeploy a portion of the cash flows from lower yielding investment securities acquired in the latter part of 2003 into higher-yielding loans in 2004.
      Investment securities on an amortized cost basis totaled $191 million at December 31, 2003. The balance of investment securities was increased significantly in the first quarter of 2003 as part of management’s plan to redeploy the proceeds from the sale of the credit card line of business in December 2002 and in the fourth quarter of 2003, when a total of approximately $70 million in Agency mortgage backed securities was purchased. The fourth quarter purchase included $15 million to replenish significant prepayments on the underlying residential mortgage loans making up the existing mortgage backed securities portfolio and the remainder was purchased as part of management’s plan to leverage the strong capital position of Fidelity by increasing the investment portfolio.
      The estimated weighted average life of Fidelity’s securities portfolio was 6.0 years at December 31, 2004, compared to 7.4 years at December 31, 2003. The decrease in the estimated weighted average life was attributed to the decline in purchases of mortgage backed securities in 2004, resulting in a reduced overall life of the remaining securities. At December 31, 2004, approximately $114 million of investment securities was classified as available-for-sale, compared to $145 million at December 31, 2003. The net unrealized loss on these securities at December 31, 2004, was $.2 million before taxes, compared to a net unrealized gain of $.4 million before taxes at December 31, 2003.

      At December 31, 2004 and 2003, Fidelity classified all but $52 million and $46 million, respectively, of its investment securities as available-for-sale. Fidelity maintains a relatively high percentage of its investment portfolio as available-for-sale for possible liquidity needs related primarily to loan production, while held-to-maturity securities are utilized for pledging as collateral for public deposits and other borrowings.
Distribution of Investment Securities
Table 9

	December 31,

	2004		2003		2002

	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies:	$—	$—	$—	$—	$27,220	$27,421
Mortgage backed securities	160,558	160,728	186,619	187,300	85,149	88,397
Other investments	5,659	5,659	3,990	3,990	4,134	4,134

Total	$166,217	$166,387	$190,609	$191,290	$116,503	$119,952

Maturity Distribution of Investment Securities and Average Yields (1)
Table 10

	December 31, 2004			December 31, 2003

	Amortized		Average	Amortized		Average
	Cost	Fair Value	Yield(2)	Cost	Fair Value	Yield(2)

	(Dollars in thousands)
Available-for-Sale:
Total mortgage-backed securities	$114,304	$114,137	4.77%	$144,860	$145,280	4.87%

Held-to-Maturity:
Total mortgage backed securities	$46,254	$46,591	4.94%	$41,759	$42,020	5.05%

(1)	This table excludes equity investments in the Federal Reserve Bank of Atlanta and the Federal Home Loan Bank of Atlanta totaling $4,561 and $3,990 at December 31, 2004 and 2003, respectively, which have no maturity date. Likewise, it excludes the $1,098 investment in the common stock of Fidelity’s trust preferred securities at December 31, 2004, as a result of deconsolidating those entities (see “Subordinated Debt and Other Long-Term Debt.”).

(2)	Weighted average yields are calculated on the basis of the carrying value of the security.

Deposits and Funds Purchased
      Total deposits increased $128 million or 14.5% during 2004 to $1,016 million at December 31, 2004, from $888 million at December 31, 2003, due primarily to an increase in interest-bearing demand deposits of $82 million or 48.4% to $251 million, an increase in time deposits of $46 million or 9.6% to $522 million and an increase in noninterest-bearing demand deposits of $5 million or 4.4% to $116 million, offset in part by a decrease in savings deposits of $4 million or 3.2% to $127 million. The increase in interest-bearing demand deposits was attributable to a successful advertising program late in the first quarter and in the second quarter of 2004 offering a premium yield account with the premium yield guaranteed for six months. The increase in time deposits was primarily attributable to a successfully advertised premium time deposit program offered during the first quarter of 2004.
      Average interest-bearing deposits during 2004 increased $98 million over 2003 average balances, primarily as a result of the special deposit programs in the first and second quarters of 2004, as previously discussed. The average balance of interest-bearing demand deposits increased $61 million to $224 million, and the average balance of time deposits increased $35 million to $515 million, while the average balance of savings deposits increased $2 million to $119 million. Core deposits, obtained from a broad range of customers, and Fidelity’s largest source of funding, consist of all interest-bearing and noninterest-bearing deposits except time deposits over $100,000 and brokered deposits obtained through investment banking firms utilizing master certificates. Brokered deposits totaled $62 million and $50 million at December 31, 2004 and 2003, respectively, and are included in time deposit balances under $100,000 in the consolidated balance sheets. The average balance of interest-bearing core deposits was $619 million and $566 million during 2004 and 2003, respectively.
      Total deposits as of December 31, 2003, decreased $18 million or 2.0% to $888 million from $906 million as of December 31, 2002, due primarily to a decrease in higher cost time deposits of $52 million, offset by an increase in savings deposits of $25 million and an increase in interest-bearing demand deposits of $12 million. The decrease in time deposits is attributable to a conservative pricing policy, which lowered the cost of interest-bearing deposits to maintain the interest rate margin. On an average balance basis, interest-bearing demand deposits increased $22 million, savings deposits increased $12 million, and time deposits decreased $14 million. Noninterest-bearing deposits are comprised of certain business accounts, including correspondent bank accounts and escrow deposits, as well as individual accounts. Average noninterest-bearing demand deposits totaling $112 million represented 15.3% of average core deposits in 2004 compared to an average balance of $106 million or 15.7% in 2003. The average amount of, and average rate paid on, deposits by category for the periods shown are presented below (dollars in thousands):
Selected Statistical Information For Deposits
Table 11

	December 31,

	2004		2003		2002

	Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing demand deposits	$112,083	—%	$105,758	—%	$106,625	—%
Interest-bearing demand deposits	223,827	1.42	162,306	1.22	140,240	1.79
Savings deposits	118,566	1.75	116,463	1.72	103,869	2.55
Time deposits	515,499	2.63	480,655	3.09	494,885	3.88

Total average deposits	$969,975	2.19	$865,182	2.48	$845,619	3.30

Maturity Distribution of Time Deposits

	December 31, 2004

		$100,000
	Other	or More	Total

	(Dollars in thousands)
Three months or less	$63,726	$64,790	$128,516
Over three through six months	61,883	37,739	99,622
Over six through twelve months	92,833	51,624	144,457
Over one through two years	70,005	31,846	101,851
Over two through three years	15,436	7,066	22,502
Over three through four years	15,543	8,216	23,759
Over four through five years	680	499	1,179
Over five years	2	—	2

Total	$320,108	$201,780	$521,888

Short-term Debt
      FHLB short-term borrowings totaled $14 million at December 31, 2004, and consisted of the amount drawn on a collateralized line maturing November 23, 2005, with a daily rate of interest comparable to an overnight Federal funds purchased rate applied to the outstanding balance, which rate was 2.44% on December 31, 2004.
      FHLB short-term borrowings totaled approximately $25 million at December 31, 2003, consisting of a $10 million 4.12% fixed rate advance maturing March  15, 2004, a $14 million 5.26% fixed rate advance maturing April 12, 2004, and $1 million drawn on a collateralized line maturing October 20, 2004, with a daily rate of interest which was 1.20% on December 31, 2003. All FHLB advances are collateralized with certain residential and commercial real estate mortgage loans and, from time to time, Agency mortgage backed securities.
      Other short-term borrowings totaled approximately $38 million and $23 million, respectively, at December 31, 2004 and 2003, consisting in part of $5 million and $11 million, respectively, of unsecured overnight Federal funds purchased through lines provided by commercial banks with a rate of 2.81% and 1.25%, respectively, on December 31, 2004 and 2003, and $22 million and $12 million, respectively, in overnight repurchase agreements with commercial customers at an average rate of 1.16% and 1.01%. In addition, fixed rate borrowings collateralized with mortgage backed securities totaling $11 million with rates from 2.32% to 2.39% and original two year maturities were within one year of maturing at December 31, 2004, and included in short-term borrowings.
Schedule of Short-Term Borrowings(1)
Table 12

	Maximum				Weighted
	Outstanding		Average		Average
	at Any	Average	Interest Rate	Ending	Interest Rate
Years Ended December 31,	Month- End	Balance	During Year	Balance	at Year-End

	(Dollars in thousands)
2004	$65,581	$33,102	2.02%	$52,212	1.91%
2003	56,656	45,289	2.89	47,896	2.96
2002	39,331	33,947	3.56	17,326	1.01

(1)	Consists of Federal funds purchased, securities sold under agreements to repurchase, long-term borrowings within a year to maturity, and borrowings from the FHLB that mature either overnight or on a fixed maturity not to exceed one year.

Subordinated Debt and Other Long-Term Debt
      Fidelity had approximately $71 million of subordinated debt and other long-term debt outstanding at December 31, 2004, consisting of approximately $37 million in trust preferred securities classified as subordinated debt, including approximately $1 million in subordinated debt incurred to acquire stock in the trust preferred subsidiaries, and $34 million in long-term borrowings collateralized with mortgage backed securities.
      On June 26, 2003, Fidelity issued $15 million in Floating Rate Capital Securities (“Capital Securities”) of Fidelity Southern Statutory Trust 1 with a liquidation value of $1,000 per security. Interest is at a rate per annum equal to the 3-month London Interbank Borrowing Rate (“LIBOR”) plus 3.10%. The Capital Securities had an initial rate of 4.16%, with the provision that prior to June 26, 2008, the rate will not exceed 11.75%. The rate in effect on December 31, 2004, was 5.65%. The issuance has a final maturity of thirty years, but may be redeemed at any distribution payment date on or after June 26, 2008, at the redemption price of 100%. The proceeds are, to the extent allowable, included in Tier I capital by FSC, with any excess included in Tier 2 capital. The cash proceeds from this issuance were used to redeem the 8.50% subordinated notes described below.

      Subordinated notes of $15 million at a fixed rate of 8.5% and due January  31, 2006, were redeemed in 2003. Only 40% of these subordinated notes qualified as regulatory capital when redeemed based on the maturity date. On June 27, 2003, notice was given of the redemption at par of all of Fidelity’s 8.50% subordinated notes effective July 28, 2003. The aggregate redemption price was $15 million plus aggregate accrued interest. Approximately $.3 million in unamortized acquisition costs was charged off upon redemption of the subordinated debt.
      On March 23, 2000, Fidelity issued $10.5 million of 10 7/8% Fixed Rate Capital Trust Pass-through Securities (“Trust Preferred Securities”) of FNC Capital Trust I with a liquidation value of $1,000 per share. On July 27, 2000, Fidelity issued $10.0 million of 11.045% Fixed Rate Capital Trust Preferred Securities (“TPS”) of Fidelity National Capital Trust I with a liquidation value of $1,000 per share. Both issues have thirty year final maturities and are redeemable in whole or in part after ten years at declining redemption prices to 100% after twenty years. The Trust Preferred Securities, the TPS, and the Capital Securities were sold in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Act”) and were not registered under the Act. The trusts used the proceeds from the sales to purchase Junior Subordinated Debentures of Fidelity.
      The proceeds of the trust preferred securities are included in Tier I capital by FSC in the calculation of regulatory capital, with any excess included in Tier 2 capital. The payments by Fidelity to the trust preferred securities holders are fully tax deductible.
      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses whether business enterprises must consolidate the financial statements of entities known as “variable interest entities.” A variable interest entity is defined by FIN 46 to be a business entity which has one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and, (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for risk of absorbing expected losses.
      Fidelity adopted FIN 46 and, through review and analysis, determined that Fidelity was the primary beneficiary of its trust preferred securities and that they should be consolidated for financial reporting purposes as of December 31, 2003. FIN 46 was revised in December 2003 (“FIN 46 (Revised)”) and the revised interpretations clarified that trust preferred securities such as those issued by Fidelity had to be deconsolidated for financial reporting purposes no later than the end of the first reporting period ending after March 15, 2004. Fidelity adopted FIN 46 (Revised) and, consequently, the $35.5 million of trust preferred securities issued by trusts established by Fidelity are no longer consolidated for financial reporting purposes. Thus, the equity investments in the subsidiaries created to issue the obligations, the obligations themselves, and related dividend income and interest expense are reported on a deconsolidated basis, with the investments in the amount of $1.1 million reported as investments held-to-maturity and dividends included as investment interest income. The obligations, including the amount related to the equity investments, in the amount of $36.6 million are reported as subordinated debt, with related interest expense reported as interest on subordinated debt. This change had no material effect on the operations, financial condition, or regulatory capital ratios of Fidelity or the Bank. Financial statements for prior periods have not been restated to reflect the deconsolidation of the trust preferred issues.
      On March 1, 2005, the FRB announced the adoption of a rule entitled “Risk-Based Capital Standards: Trust Preferred Securities and the Definition of Capital” (“Rule”) regarding risk-based capital standards for bank holding companies (“BHCs”) such as FSC. The Rule was the result of a review conducted in part due to the promulgation of FIN 46 (Revised) and its effect on the financial reporting of trust preferred securities, but also addressed supervisory concerns and certain competitive equity considerations and clarified policies regarding capital guidelines. The Rule provides for a five year transition period, with an effective date of March 31, 2009, but requires BHCs not meeting the standards of the Rule to consult with the FRB and develop a plan to comply with the standards by the effective date.
      The Rule defines the restricted core capital elements, including trust preferred securities, which may be included in Tier 1 capital, subject to an aggregate 25% of Tier 1 capital net of goodwill limitation. Excess restricted core capital elements may be included in Tier 2 capital, with trust preferred securities and certain other restricted core capital elements subject to a 50% of Tier 1 capital limitation.
      The Rule defines trust preferred securities qualifying for inclusion as restricted core capital elements and FSC’s trust preferred securities meet those definitional tests. The Rule requires that trust preferred securities be excluded from Tier 1 capital within five years of the maturity of the underlying junior subordinated notes issued and be excluded from Tier 2 capital within five years of that maturity at 20% per year for each year during the five year period to the maturity. FSC’s first junior subordinated note matures in March 2030.
      FSC’s only restricted core capital elements consist of its trust preferred securities issues and FSC has no recorded goodwill; therefore, the Rule has no impact on FSC’s capital ratios, its financial condition, or its operating results.
      In October and December of 2003, approximately $70 million in fixed rate Agency mortgage backed securities was purchased, which purchases were funded in part with $45 million in laddered two year to five year maturity long-term fixed rate borrowings utilizing a portion of the securities purchased as collateral for the debt (see “Investment Securities”). The laddered fixed rate collateralized borrowings totaled $11 million in each of two year, three year, and four year maturities and totaled $12 million in five year maturities at a blended average rate of 3.16%. A total of $11 million of this debt at a blended average rate of 2.36% had been reclassified to short-term borrowings as of December 31, 2004, as less than one year remained to maturity on these balances. The remaining $34 million included in long-term debt was at a blended rate of 3.42%.
      On April 12, 1999, Fidelity entered into a $14 million five year European convertible advance with the FHLB at a fixed rate of 5.26% with a one-time conversion option which was not exercised. This borrowing matured April 12, 2004, and was paid off. On March 15, 2002, Fidelity renewed a $10 million two year 4.12% fixed rate advance with the FHLB which matured and was paid off on March 15, 2004. Both of these advances were reclassified to short-term borrowings one year prior to their maturity dates.
      During 2003 and 2002, Fidelity foreclosed on various real estate properties subject to long-term first mortgages. The balance of these first mortgages in the amount of $.4 million at December 31, 2003, was recorded as other real estate owned and as long-term debt obligations. None of these obligations was outstanding at December 2004.

Shareholders’ Equity
      Shareholders’ equity and realized shareholders’ equity at December 31, 2004 and 2003, was $79 million and $71 million, respectively. Realized shareholders’ equity is shareholders’ equity excluding accumulated other comprehensive (loss) gain, net of (tax benefit) tax. The increase in shareholders’ equity in 2004 was a result of net income plus common stock issued, net of dividends paid.

      Fidelity declared approximately $1.8 million in dividends on common stock in 2004, 2003, and 2002, respectively. The following schedule summarizes per share common stock dividends declared for the last three years:

	Dividends Declared

	2004	2003	2002

First Quarter	$.05	$.05	$.05
Second Quarter	.05	.05	.05
Third Quarter	.05	.05	.05
Fourth Quarter	.05	.05	.05

For the Year	$.20	$.20	$.20

Recent Accounting Pronouncements
      See Note 1 — “Summary of Significant Accounting Policies” in the accompanying Notes to Consolidated Financial Statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on Fidelity’s operations and financial condition.

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
Consolidated Quarterly Financial Information (Unaudited)
Table 13

	2004				2003

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(In thousands except per share data)
Interest income	$15,972	$15,294	$14,291	$14,143	$$13,911	$13,840	$14,407	$14,560
Interest expense	6,379	6,035	5,766	5,781	5,485	5,684	6,227	6,442

Net interest income	9,593	9,259	8,525	8,362	8,426	8,156	8,180	8,118
Provision for loan losses	1,200	1,100	1,300	1,200	1,000	1,950	800	1,000
Noninterest income before securities gains	3,257	3,747	3,672	3,490	2,812	3,326	3,854	3,433
Securities gains	84	170	—	130	—	—	—	331

Total noninterest income	3,341	3,917	3,672	3,620	2,812	3,326	3,854	3,764
Noninterest expense	8,505	8,436	8,520	8,609	9,176	8,832	9,088	9,695

Income from continuing operations before income taxes	3,229	3,640	2,377	2,173	1,062	700	2,146	1,187
Income tax expense	1,068	1,273	728	718	245	105	667	325

Income from continuing operations	2,161	2,367	1,649	1,455	817	595	1,479	862
Income (loss) from discontinued operations after taxes	—	—	—	—	—	—	173	(95)

Net income	$2,161	$2,367	$1,649	$1,455	$817	$595	$1,652	$767

Earnings per share from continuing operations:
Basic earnings per share	$.24	$.26	$.19	$.16	$.09	$.07	$.16	$.10

Diluted earnings per share	$.24	$.26	$.18	$.16	$.09	$.07	$.16	$.10

Earnings per share:
Basic earnings per share	$.24	$.26	$.19	$.16	$.09	$.07	$.18	$.09

Diluted earnings per share	$.24	$.26	$.18	$.16	$.09	$.07	$.18	$.09

Weighted average shares outstanding	9,119	9,029	8,980	8,884	8,874	8,864	8,863	8,859

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      See Item 7, “Market Risk” and “Interest Rate Sensitivity” for a quantitative and qualitative discussion about our market risk.

Item 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors
Fidelity Southern Corporation
We have audited the accompanying consolidated balance sheets of Fidelity Southern Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fidelity Southern Corporation and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Fidelity Southern Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

March 4, 2005
Atlanta, Georgia

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(Dollars in thousands)
ASSETS
Cash and due from banks	$23,445	$20,529
Interest-bearing deposits with banks	1,020	921
Federal funds sold	9,274	18,566
Investment securities available-for-sale (amortized cost of $114,304 and $144,860 at December 31, 2004 and 2003, respectively) — Note 4.	114,137	145,280
Investment securities held-to-maturity (approximate fair value of $52,250 and $46,010 at December 31, 2004 and 2003, respectively) — Note 4.	51,913	45,749
Loans held-for sale	34,063	37,291
Loans — Note 5.	961,226	795,738
Allowance for loan losses — Note 5.	(12,174)	(9,920)

Loans, net	949,052	785,818
Premises and equipment, net — Note 6.	13,512	13,916
Other real estate — Note 5.	665	938
Accrued interest receivable	5,233	4,897
Other assets — Note 17.	21,403	18,014

Total assets	$1,223,717	$1,091,919

LIABILITIES
Deposits — Note 7
Noninterest-bearing demand deposits	$116,420	$111,500
Interest-bearing deposits:
Demand and money market	251,308	169,357
Savings	126,761	130,992
Time deposits, $100,000 and over	201,780	172,315
Other time deposits	320,108	303,815

Total deposits	1,016,377	887,979
Federal Home Loan Bank short-term borrowings — Note 8.	14,000	24,500
Other short-term borrowings — Note 8.	38,212	23,396
Trust preferred securities — Note 9.	—	35,500
Subordinated debt — Note 9.	36,598	—
Other long-term debt — Note 9.	34,000	45,425
Accrued interest payable	2,864	2,786
Other liabilities — Note 17.	2,857	1,207

Total liabilities	1,144,908	1,020,793

Commitments and contingencies — Notes 12 and 16
SHAREHOLDERS’ EQUITY — Note 13
Common Stock, no par value. Authorized 50,000,000; issued 9,130,689 and 8,888,939; outstanding 9,120,135 and 8,877,847 in 2004 and 2003, respectively	42,725	40,516
Treasury stock	(66)	(69)
Accumulated other comprehensive (loss) gain, net of tax	(103)	259
Retained earnings	36,253	30,420

Total shareholders’ equity	78,809	71,126

Total liabilities and shareholders’ equity	$1,223,717	$1,091,919

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2004	2003	2002

	(Dollars in thousands,
	except per share data)
Interest Income:
Loans, including fees	$50,843	$49,913	$51,533
Investment securities	8,727	6,610	5,861
Federal funds sold	115	155	323
Deposits with other banks	15	40	67

Total interest income	59,700	56,718	57,784
Interest Expense:
Deposits	18,797	18,817	22,106
Short-term borrowings	669	1,307	1,096
Trust preferred securities	—	2,614	2,067
Subordinated debt	3,084	789	1,358
Other long-term debt	1,411	311	912

Total interest expense	23,961	23,838	27,539
Net Interest Income	35,739	32,880	30,245
Provision for loan losses	4,800	4,750	6,668

Net Interest Income After Provision for Loan Losses	30,939	28,130	23,577
Noninterest Income:
Service charges on deposit accounts	4,454	4,989	4,919
Merchant activities	—	—	5,072
Other fees and charges	1,134	1,159	1,346
Mortgage banking activities	1,917	2,808	2,574
Brokerage activities	683	437	722
Indirect lending activities	4,321	3,039	3,364
SBA lending activities	768	35	455
Securities gains, net	384	331	300
Other	889	958	871

Total noninterest income	14,550	13,756	19,623
Noninterest Expense:
Salaries and employee benefits	17,876	18,755	18,043
Furniture and equipment	2,953	2,756	3,013
Net occupancy	3,616	3,891	3,442
Merchant processing	—	—	1,161
Communication expenses	1,375	1,433	1,485
Professional and other services	2,340	3,043	4,109
Stationery, printing and supplies	661	886	760
Insurance expenses	780	1,059	499
Other	4,469	4,968	6,136

Total noninterest expense	34,070	36,791	38,648

Income from continuing operations before income tax expense	11,419	5,095	4,552
Income tax expense	3,787	1,342	1,373

Income from continuing operations	$7,632	$3,753	$3,179

	Years Ended December 31,

	2004	2003	2002

	(Dollars in thousands,
	except per share data)
Income from continuing operations	$7,632	$3,753	$3,179
Discontinued Operations:
Income from discontinued operations after taxes	—	78	1,119
Net gain on disposal after taxes	—	—	7,097

Income from discontinued operations (net of income taxes of $37 and $4,914 for 2003 and 2002, respectively)	—	78	8,216

Net Income	7,632	3,831	11,395

Earnings per share from continuing operations:
Basic earnings per share	$.85	$.42	$.36

Diluted earnings per share	$.84	$.42	$.36

Earnings per share:
Basic earnings per share	$.85	$.43	$1.29

Diluted earnings per share	$.84	$.43	$1.28

Weighted average shares outstanding — Basic	9,003,626	8,865,059	8,832,309

Weighted average shares outstanding — Fully Diluted	9,097,733	8,966,419	8,878,186

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other
	Common Stock		Treasury Stock		Comprehensive
					Income (Loss)	Retained
	Shares	Amount	Shares	Amount	Net of Tax	Earnings	Total

	(In thousands, except per share data)
Balance December 31, 2001	8,793	$39,817	11	$(69)	$(211)	$18,733	$58,270
Comprehensive income:
Net income from continuing operations	—	—	—	—	—	3,179	3,179
Net income from discontinued operations	—	—	—	—	—	1,119	1,119
Net income on disposal of discontinued operations	—	—	—	—	—	7,097	7,097
Other comprehensive income, net of tax	—	—	—	—	2,357	—	2,357

Comprehensive income	—	—	—	—	—	—	13,752
Common stock issued under:
Employee benefit plans	10	82	—	—	—	—	82
Dividend reinvestment	2	24	—	—	—	—	24
Stock warrants	62	412	—	—	—	—	412
Common dividends declared ($.20 per share)	—	—	—	—	—	(1,766)	(1,766)

Balance December 31, 2002	8,867	40,335	11	(69)	2,146	28,362	70,774
Comprehensive income:
Net income from continuing operations	—	—	—	—	—	3,753	3,753
Net income from discontinued operations	—	—	—	—	—	78	78
Other comprehensive loss, net of tax	—	—	—	—	(1,887)	—	(1,887)

Comprehensive income	—	—	—	—	—	—	1,944
Common stock issued under:
Employee benefit plans	20	158	—	—	—	—	158
Dividend reinvestment	2	23	—	—	—	—	23
Common dividends declared ($.20 per share)	—	—	—	—	—	(1,773)	(1,773)

Balance December 31, 2003	8,889	40,516	11	(69)	259	30,420	71,126
Comprehensive income:
Net income from continuing operations	—	—	—	—	—	7,632	7,632
Other comprehensive loss, net of tax	—	—	—	—	(362)	—	(362)

Comprehensive income	—	—	—	—	—	—	7,270
Common stock issued under:
Employee benefit plans	237	2,131	—	—	—	—	2,131
Dividend reinvestment	5	78	(1)	3	—	—	81
Common dividends declared ($.20 per share)	—	—	—	—	—	(1,799)	(1,799)

Balance December 31, 2004	9,131	$42,725	10	$(66)	$(103)	$36,253	$78,809

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Operating Activities:
Net income from continuing operations	$7,632	$3,753	$3,179
Net income from discontinued operations	—	78	8,216
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,800	4,750	6,668
Depreciation and amortization of premises and equipment	2,011	2,063	2,114
Securities gains, net	(384)	(331)	(300)
Gains on loan sales	(2,058)	(567)	(781)
Proceeds from sales of other real estate	489	1,658	2,606
(Gain) loss on sale of other real estate	(46)	13	(69)
Net decrease (increase) in loans held-for-sale	3,228	(1,824)	24,029
Net (increase) decrease in accrued interest receivable	(336)	(1)	308
Net increase (decrease) in accrued interest payable	78	(1,515)	(140)
Net increase (decrease) in other liabilities	1,650	(5,016)	3,301
Net (increase) decrease in other assets	(3,389)	(57)	1,497
Other, net	223	1,386	(1,676)

Net cash flows provided by operating activities	13,898	4,390	48,952
Investing Activities:
Purchases of investment securities held-to-maturity	(12,258)	(39,877)	—
Maturities and calls of investment securities held-to-maturity	6,094	3,017	3,014
Sales of investment securities available-for-sale	9,442	7,761	8,560
Purchases of investment securities available-for-sale	(5,746)	(124,624)	(51,170)
Maturities and calls of investment securities available-for-sale	27,245	79,948	24,062
Net increase in loans	(319,990)	(124,162)	(188,110)
Purchases of premises and equipment	(1,607)	(1,235)	(888)
Proceeds from sale of loans	153,844	78,712	89,084
Net cash (used in) provided by discontinued operations	—	(1,189)	79,541

Net cash flows used in investing activities	(142,976)	(121,649)	(35,907)
Financing Activities:
Net increase in demand deposits, money market accounts, and savings accounts	82,640	34,352	43,673
Net increase (decrease) in time deposits	45,758	(52,468)	44,340
Proceeds from issuance of Common Stock	2,212	181	518
(Repayment) issuance of long-term debt	(10,327)	19,918	(6,326)
Increase (decrease) in short-term borrowings	4,317	30,570	(25,036)
Dividends paid	(1,799)	(2,216)	(1,324)

Net cash flows provided by financing activities	122,801	30,337	55,845

Net (decrease) increase in cash and cash equivalents	(6,277)	(86,922)	68,890
Cash and cash equivalents, beginning of year	40,016	126,938	58,048

Cash and cash equivalents, end of year	$33,739	$40,016	$126,938

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$23,883	$25,353	$30,499

Income taxes	$2,600	$3,650	$3,400

Non-cash transfers to other real estate	$690	$1,092	$996

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

1.	Summary of Significant Accounting Policies

Basis of Presentation
      The consolidated financial statements include the accounts of Fidelity Southern Corporation and its wholly owned subsidiaries (collectively “Fidelity”). Fidelity Southern Corporation (“FSC”) owns 100% of Fidelity Bank (the “Bank”), Fidelity Southern Insurance, Inc. (“FSII”), created in late 2004 to offer certain insurance products, but not operational as of December 31, 2004, and Fidelity National Capital Investors, Inc., a full service brokerage company until April of 2003, at which time brokerage operations in that company were terminated and it became dormant. FSC also owns three subsidiaries established to issue trust preferred securities. Fidelity is a financial services company which offers traditional banking, mortgage, and investment services to its customers, who are typically individuals or small to medium sized businesses. All significant intercompany accounts and transactions have been eliminated in consolidation.
      The consolidated financial statements have been prepared in conformity with U. S. generally accepted accounting principles followed within the financial services industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate or other assets acquired in connection with foreclosures or in satisfaction of loans. In addition, the actual lives of certain amortizable assets and income items are estimates subject to change. Certain previously reported amounts have been reclassified to conform to current presentation. The credit card line of business was sold in December 2002.
      In accordance with the requirements of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the gain on the sale, earnings, and net assets of the credit card business are shown separately in the financial statements, notes, and supplemental schedules. Accordingly, all information in the annual report reflects continuing operations only, unless otherwise noted. See Note 3 “Discontinued Operations.” Fidelity has three trust preferred subsidiaries which were deconsolidated for financial reporting purposes in 2004 (see “Recent Accounting Pronouncements”). Fidelity principally operates in one business segment, which is community banking.

Cash and Cash Equivalents
      Cash and cash equivalents include cash, amounts due from banks, and Federal funds sold. Generally, Federal funds are purchased and sold within one-day periods.

Investment Securities
      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” Fidelity classifies its investment securities in one of the following three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Fidelity does not engage in that activity. Held-to-maturity securities are those debt securities which Fidelity has the ability and positive intent to hold until maturity. All other debt securities, not included in trading, held-to-maturity, and marketable equity securities, are classified as available-for-sale.
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

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Loans and Interest Income
      Loans are reported at principal amounts outstanding net of deferred fees and costs. Interest income is recognized in a manner that results in a level yield on the principal amounts outstanding. Rate related loan fee income is included in interest income. Loan origination and commitment fees and certain direct origination costs are deferred and the net amount is amortized as an adjustment of the yield over the contractual lives of the related loans, taking into consideration assumed prepayments.
      For commercial, construction, and real estate loans, the accrual of interest is discontinued and the loan categorized as non-accrual when, in management’s opinion, due to deterioration in the financial position of the borrower, the full repayment of principal and interest is not expected or principal or interest has been in default for a period of 90 days or more, unless the obligation is both well secured and in the process of collection within 30 days. Commercial, construction, and real estate secured loans may be returned to accrual status when management expects to collect all principal and interest and the loan has been brought fully current. Interest received on well collateralized nonaccrual loans is recognized on the cash basis. If the nonaccrual commercial, construction or real estate secured loans are not well collateralized, payments are applied to principal. Consumer loans are placed on nonaccrual upon becoming 90 days past due or sooner if, in the opinion of management, the full repayment of principal and interest is not expected. Any payment received on a loan on which the accrual of interest has been suspended and is not recognizable on the cash basis as a result of being well secured, is applied to reduce principal.
      When a well collateralized loan is placed on nonaccrual, accrued interest is not reversed. For other loans, interest accrued during the current accounting period is reversed. Interest accrued in prior periods, if significant, is charged off against the allowance and adjustments to principal made if the collateral related to the loan is deficient.
      Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate, or at the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. Impaired loans are specifically reviewed loans for which it is probable that Fidelity will be unable to collect all amounts due according to the terms of the loan agreement. A valuation allowance is required to the extent that the measure of impaired loans is less than the recorded investment. SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” does not apply to large groups of smaller balance, homogeneous loans, which are consumer installment loans, and which are collectively evaluated for impairment. Smaller balance commercial loans are also excluded from the application of the statement. Interest on impaired loans is reported on the cash basis as received when the full recovery of principal and interest is anticipated, or after full principal and interest has been recovered when collection of interest is in question.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Loan Losses
      The allowance for loan losses is established and maintained through provisions charged to operations. Such provisions are based on management’s evaluation of the loan portfolio, including loan portfolio concentrations, current economic conditions, the economic outlook, past loan loss experience, adequacy of underlying collateral, and such other factors which, in management’s judgment, deserve consideration in estimating loan losses. Loans are charged off when, in the opinion of management, such loans are deemed to be uncollectible. Subsequent recoveries are added to the allowance.
      A formal review of the allowance for loan losses is prepared quarterly to assess the probable credit risk inherent in the loan portfolio, including concentrations, and to determine the adequacy of the allowance for loan losses. For purposes of the quarterly management review, the consumer loan portfolio is separated by loan type and each loan type is treated as a homogeneous pool. In accordance with the Interagency Policy Statement on the Allowance for Loan and Lease Losses, the level of allowance required for each loan type is determined based upon trends in charge-off rates for each loan type, adjusted for changes in these pools, which includes current information on the payment performance of each loan type. A projected loss allocation factor is determined for all loan categories based on historic charge-off experience, current trends, economic conditions, and other factors. These risk factors are established by Credit Administration, which is independent of the lending units. The risk factor, when multiplied times the dollar value of loans, results in the amount of the allowance for loan losses allocated to these loans. Additionally, every commercial, commercial real estate, and construction loan is assigned a risk rating using established credit policy guidelines. Every nonperforming commercial, commercial real estate, and construction loan 90 days or more past due and with outstanding balances exceeding $50,000, as well as certain other performing loans with greater than normal credit risks as determined by management and Credit Administration, are reviewed monthly by Credit Administration to determine the level of loan losses required to be specifically allocated to these loans. The amounts so determined are then added to the previously allocated allowance by category to determine the required allowance for commercial, commercial real estate, and construction loans. Management reviews its allocation of the allowance for loan losses versus actual performance of each of its portfolios and adjusts allocation rates to reflect the recent performance of the portfolio, as well as current underwriting standards and other factors which might impact the estimated losses in the portfolio.
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
      Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Fidelity’s allowance for loan losses. Such agencies may require Fidelity to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.
      Additionally, contractually outstanding and undisbursed loan commitments and letters of credit have a loss factor applied similar to the outstanding balances of loan portfolios. Additions to the reserve for outstanding loan commitments are not included in the allowance for loan losses but, instead, are included in other liabilities, and are reported as other operating expenses and not included in the provision for loan losses.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A substantial portion of Fidelity’s loans is secured by real estate located in the metropolitan Atlanta, Georgia, area. In addition, most of Fidelity’s other real estate and most consumer loans are located in this same market area. Accordingly, the ultimate collectibility of a substantial portion of the loan portfolio and the recovery of a substantial portion of the carrying amount of other real estate are susceptible to changes in market conditions in this market area.

Loans Held-For-Sale
      Loans held-for-sale include certain originated residential mortgage loans and certain indirect automobile loans at December 31, 2004 and 2003. Those loans held-for-sale are recorded at the lower of cost or market on an aggregate basis. For residential mortgage loans, this is determined by outstanding commitments from investors for committed loans and on the basis of current delivery prices in the secondary mortgage market for any uncommitted loans. For indirect automobile loans, the lower of cost or market is determined based on evaluating the market value of the pool selected for sale. Based upon commitment pricing and available market information, no valuation adjustment was required at December 31, 2004 or 2003, as the fair values or committed sales prices for such held-for-sale loans approximated or exceeded their carrying values. There are certain regulatory capital requirements which must be met in order to qualify to originate residential mortgage loans and these capital requirements are monitored to assure compliance.
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

Earnings Per Common Share
      Earnings per share are presented in accordance with requirements of SFAS No. 128, “Earnings Per Share.” Any difference between basic earnings per share and diluted earnings per share is a result of the dilutive effect of stock options.

Stock Options
      Fidelity has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise prices of Fidelity’s stock options equal or are greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized (see “Recent Accounting Pronouncements”).

Recent Accounting Pronouncements
      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 addressed whether business enterprises must consolidate the financial statements of entities known as “variable interest entities.” A variable interest entity was defined by FIN 46 to be a business entity which has one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and, (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for risk of absorbing expected losses.
      Fidelity adopted FIN 46 and through review and analysis determined that Fidelity was the primary beneficiary of its trust preferred securities and that they should be consolidated for financial reporting purposes as of December 31, 2003. FIN 46 was revised in December 2003 (“FIN 46 (Revised)) and the revised interpretations clarified that trust preferred securities such as those issued by Fidelity had to be deconsolidated for financial reporting purposes no later than the end of the first reporting period ending after March 15, 2004. Fidelity adopted FIN 46 (Revised) and consequently, the $35.5 million of trust preferred securities issued by trusts established by Fidelity are no longer consolidated for financial reporting purposes. Thus, the equity investments in the subsidiaries created to issue the obligations, the obligations themselves, and related dividend income and interest expense are reported on a deconsolidated basis, with the investments in the amount of $1.1 million reported as investments held-to-maturity and dividends included as investment interest income. The obligations, including the amount related to the equity investments, in the amount of $36.6 million are reported as subordinated debt, with related interest expense reported as interest on subordinated debt. This change had no material effect on the operations, financial condition, or regulatory capital ratios of Fidelity or the Bank. Financial statements for prior periods have not been restated to reflect the deconsolidation of the trust preferred issues.
      In December 2004, FASB issued SFAS No. 123-R, which is a revision of SFAS No. 123. SFAS No. 123-R supercedes APB No. 25 and amends SFAS No. 95, “Statement of Cash Flows” and established standards for the accounting for transactions in which an entity (i) exchanges its equity

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. This statement requires that the fair value of all share-based payments to employees be recognized in the Consolidated Statements of Income. SFAS No. 123-R is effective for Fidelity beginning on July 1, 2005. Fidelity expects to adopt SFAS No. 123-R using the modified prospective method (“modified prospective application”), which requires the recognition of expense over the remaining vesting period for the portion of awards not fully vested as of July 1, 2005. Fidelity does not expect the adoption of SFAS No. 123-R to have a significant impact on the financial position or results of operations of the Corporation. Under modified prospective application, as it is applicable to Fidelity, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after July 1, 2005. The attribution of compensation costs for earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Based on the stock-based compensation awards outstanding as of December 31, 2004, the adoption of SFAF 123-R will result in an annualized expense of approximately $32,000 and have an insignificant effect on Fidelity’s operations and financial condition. Future levels of compensation costs recognized related to stock-based compensation awards may be impacted by new awards and/or modifications, repurchases, and cancellations of existing awards before and after the adoption of the standard.
      Emerging Issues Task Force (EITF) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and Fidelity began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position to provide additional implementation guidance.
      SFAS No. 149, “Amendment of Statement 133 on Derivative Instrument and Hedging Activities” (“SFAS 149”) amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The amendments (i) reflect decisions of the Derivatives Implementation Group, (ii) reflect decisions made by the FASB in conjunction with other projects dealing with financial instruments, and (iii) address implementation issues related to the application of the definition of a derivative. SFAF 149 also modifies various other existing pronouncements to conform with the changes made to SFAS 133. SFAS 149 was effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, with all provisions applied prospectively. Adoption of SFAS 149 had no impact on Fidelity’s operations or financial condition.
      SEC Staff Accounting Bulletin (SAB) No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”) summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SAB 105 provides that the fair value of recorded loan commitments that are accounted for as derivatives under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of this accounting standard had no impact on Fidelity’s operations or financial condition.

2.	Regulatory Matters
      The Board of Governors of the Federal Reserve (the “FRB”) is the principal regulator of FSC, a bank holding company. The Bank is a state chartered commercial bank subject to Federal and state statutes applicable to banks chartered under the banking laws of the State of Georgia, to members of the Federal Reserve System, and to banks whose deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”), the Bank’s primary Federal regulator. The Bank is a wholly-owned subsidiary of FSC. The FRB, the FDIC, and the Georgia Department of Banking and Finance (the “GDBF”) have established capital adequacy requirements as a function of their oversight of bank holding companies and state chartered banks. Each bank holding company and each bank must maintain certain minimum capital ratios.
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
      Fidelity’s conversion of the Bank’s national bank charter to a Georgia chartered commercial bank took place as of the close of business on May 9, 2003, at which time the Bank became subject solely to the regulations of and supervision by the GDBF and the FDIC. At that time, the Bank’s name was changed from Fidelity National Bank to Fidelity Bank. Pursuant to the approval of the GDBF, the Bank agreed, among other things, to maintain a leverage capital ratio of not less than 7.00% for the twenty-four month period following the conversion. The Bank’s leverage capital ratio as of December 31, 2004, was 8.27%.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Capital leverage ratio standards require a minimum ratio of capital to adjusted total assets (“leverage ratio”) for the Bank of 4.0%. Institutions experiencing or anticipating significant growth or those with other than minimum risk profiles may be expected to maintain capital above the minimum levels.
      The table below sets forth the capital requirements for the Bank under FDIC regulations and the Bank’s capital ratios at December 31, 2004 and 2003:

	FDIC Regulations		December 31,

	Adequately	Well
Capital Ratios	Capitalized	Capitalized	2004	2003

Leverage	4.00%	5.00%	8.27%	8.90%
Risk-Based Capital:
Tier 1.	4.00	6.00	9.34	10.19
Total	8.00	10.00	11.45	12.39
      The FRB, as the principal regulator of FSC, has established capital requirements as a function of its oversight of bank holding companies.
      The following table depicts FSC’s capital ratios at December 31, 2004 and 2003, in relation to the minimum capital ratios established by the regulations of the FRB (dollars in thousands):

	December 31, 2004		December 31, 2003

	Amount	Percent	Amount	Percent

Tier 1 Capital:
Actual	$105,216	9.88%	$94,488	10.33%
Minimum	42,703	4.00	36,584	4.00

Excess	$62,513	5.88%	$57,904	6.33%

Total Risk-Based Capital:
Actual	$126,845	11.91%	$116,481	12.74%
Minimum	85,406	8.00	73,168	8.00

Excess	$41,439	3.91%	$43,313	4.74%

Tier 1 Capital Leverage
Ratio:
Actual		8.74%		9.03%
Minimum		3.00		3.00

Excess		5.74%		6.03%

      Set forth below are FSC’s pertinent capital ratios under FRB regulations as of December 31, 2004 and 2003:

	FRB Regulations		December 31,

	Capitalized	Well
Capital Ratios	Adequately	Capitalized	2004	2003

Leverage	3.00%	5.00%	8.74%	9.03%
Risk-Based Capital:
Tier 1.	4.00	6.00	9.88	10.33
Total	8.00	10.00	11.91	12.74

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On March 1, 2005, the FRB announced the adoption of a rule entitled “Risk Based Capital Standards: Trust Preferred Securities and the Definition of Capital” (“Rule”) regarding risk-based capital standards for bank holding companies (“BHCs”) such as FSC. The Rule was the result of a review conducted in part due to the promulgation of FIN 46 (Revised) and its effect on the financial reporting of trust preferred securities, but also addressed supervisory concerns and certain competitive equity considerations and clarified policies regarding capital guidelines.
      The Rule provides for a five year transition period, with an effective date of March 31, 2009, but requires BHCs not meeting the standards of the Rule to consult with the FRB and develop a plan to comply with the standards by the effective date.
      The Rule defines the restricted core capital elements, including trust preferred securities, which may be included in Tier 1 capital, subject to an aggregate 25% of Tier 1 capital net of goodwill limitation. Excess restricted core capital elements may be included in Tier 2 capital, with trust preferred securities and certain other restricted core capital elements subject to a 50% of Tier 1 capital limitation.
      The Rule defines trust preferred securities qualifying for inclusion as restricted core capital elements and FSC trust preferred securities meet those definitional tests. The Rule requires that trust preferred securities be excluded from Tier 1 capital within five years of the maturity of the underlying junior subordinated notes issued and be excluded from Tier 2 capital within five years of that maturity at 20% per year for each year during the five year period to the maturity. FSC’s first junior subordinated note matures in March 2030.
      FSC’s only restricted core capital elements consist of its trust preferred securities issues and FSC has no recorded goodwill; therefore, the Rule has no impact on FSC’s capital ratios, its financial condition, or its operating results.
3.     Discontinued Operations
      In December 2002, Fidelity sold its credit card line of business, including all of its credit card accounts and outstanding balances. Fidelity recorded a net gain after taxes of $7.1 million as a result of this transaction. Fidelity serviced the credit card portfolio on a fee basis until May 15, 2003, at which time the servicing was transferred to the purchaser’s servicing systems. Substantially all operations and activities related to the credit card line of business ceased by June 30, 2003, and there has been no income or expense from discontinued operations classified as such since that date.
      In accordance with accounting principles generally accepted in the United States, the gain on sale and earnings of the credit card business are shown separately in the Consolidated Statements of Income for 2003 and 2002. Accordingly, all information in these consolidated financial statements reflects continuing operations only for those years, unless otherwise noted.
      The condensed income statements for 2003 and 2002 for the credit card line of business follow. For purposes of calculating an imputed cost of funds for 2002, the average annual net assets of the credit card line of business were assumed to have been funded proportionately by all interest-bearing liabilities of Fidelity at an interest rate equal to the annual cost of each applied to its average annual balance. Expenses for all periods include all direct costs of the credit card business and certain other allocated costs estimated to be eliminated as a result of the sale and the transfer of the servicing of the credit card portfolio to the purchaser’s servicing systems.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Discontinued Operations
Condensed Income Statements

	Years Ended
	December 31,

	2003	2002

	(Dollars in thousands)
Interest income	$—	$12,365
Interest expense	—	(2,819)

Net interest income	—	9,546
Provision for loan losses	—	(5,200)

Net interest income after provision for loan losses	—	4,346
Noninterest income	1,452	1,427
Noninterest expense	(1,338)	(4,089)

Income before income tax expense	114	1,684
Income tax expense	(36)	(565)

Net income before gain on sale	78	1,119
Gain on sale, net of taxes	—	7,097

Net income	$78	$8,216

4.     Investment Securities
      Investment securities at December 31, 2004 and 2003, are summarized as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Securities available-for-sale at December 31, 2004:
Total mortgage backed securities	$114,304	$509	$(676)	$114,137

Securities available-for-sale at December 31, 2003:
Total mortgage backed securities	$144,860	$1,206	$(786)	$145,280

Securities held-to-maturity at December 31, 2004:
Mortgage backed securities	$46,254	$337	$—	$46,591
Other securities	5,659	—	—	5,659

Total	$51,913	$337	$—	$52,250

Securities held-to-maturity at December 31, 2003:
Mortgage backed securities	$41,759	$261	$—	$42,020
Other securities	3,990	—	—	3,990

Total	$45,749	$261	$—	$46,010

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Proceeds from sales of investment securities available-for-sale during 2004, 2003, and 2002 were $9 million, $8 million, and $9 million, respectively. Gross gains of $384,000, $331,000, and $300,000, respectively, were realized on those sales. Income tax expense related to the sale of securities was $146,000, $126,000, and $114,000 in 2004, 2003, and 2002, respectively. There were no investments held in trading accounts during 2004, 2003, or 2002.
      The following table depicts the amortized cost and estimated fair value of investment securities at December 31, 2004 and 2003. All of these investment securities are mortgage backed securities having extended contractual maturities with monthly payments of principal. Therefore, principal is not due at a single maturity date. Expected maturities may differ from contractual maturities because the mortgage holders of the underlying mortgage loans have the right to prepay their mortgage loans without prepayment penalties. Also, other securities, which consist of Federal Reserve Bank common stock and Federal Home Loan Bank common stock totaling $4 million at December 31, 2004 and 2003, and the investment in the common stock of Fidelity’s trust preferred securities subsidiaries totaling $1 million at December 31, 2004, are not included in the following table, as they have no stated maturity (dollars in thousands):
      The following table reflects the gross unrealized losses and fair values of investment securities with unrealized losses at December 31, 2004, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	December 31, 2004		December 31, 2003

	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

Available-for-Sale
Total mortgage backed securities	$114,304	$114,137	$144,860	$145,280

Held-to-Maturity
Mortgage backed securities	$46,254	$46,591	$41,759	$42,020

	12 Months or Less		More Than 12 Months

		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses

Available-for-Sale
Mortgage backed securities	$23,935	$173	$17,489	$503
Held-to-Maturity	—	—	—	—

Total temporarily impaired securities	$23,935	$173	$17,489	$503

      Declines in fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of Fidelity to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
      No individual investment securities have been in a continuous unrealized loss position in excess of eighteen months. All investment securities at December 31, 2004, other than required regulatory common stock and trust preferred common stock investments, were agency pass-through mortgage backed securities and the unrealized loss positions resulted not from credit quality issues, but from market interest rate increases over the interest rates prevalent at the time the mortgage backed securities were purchased, and are considered temporary.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2004, management had the ability and intent to hold the above securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The fair value is expected to recover as the mortgage backed securities approach their contractual maturity dates or if market yields for such investments decline. Accordingly, as of December 31, 2004, management believes the impairments detailed in the table above are temporary and no impairment loss has been recognized in Fidelity’s Consolidated Statements of Income (see Note 1 — “Recent Accounting Pronouncements”).
      Investment securities with a carrying value aggregating approximately $132 million and $149 million at December 31, 2004 and 2003, respectively, were pledged as collateral for: (i) public deposits with pledged amounts totaling $56 million and $46 million, respectively; (ii) securities sold under overnight agreements to repurchase with pledged amounts totaling $22 million and $12 million, respectively; (iii) Federal Home Loan Bank borrowings with pledged amounts totaling $37 million at December 31, 2003; (iv) collateral for long-term fixed rate laddered maturity borrowings with pledged amounts totaling approximately $50 million at December 31, 2004 and 2003, and (v) for other purposes required by law with pledged amounts totaling $4 million at December 31, 2004 and 2003.
5.     Loans
      Loans outstanding, by classification, are summarized as follows, net of deferred loan fees of $191 and $507 at December 31, 2004 and 2003. (dollars in thousands):

	December 31,

	2004	2003

Real estate — mortgage	$222,718	$192,313
Real estate — construction	162,176	120,179
Commercial, financial and agricultural	85,842	70,097
Consumer installment	490,490	413,149

Total loans	961,226	795,738
Less: Allowance for loan losses	12,174	9,920

Loans, net	$949,052	$785,818

      Loans held-for-sale at December 31, 2004 and 2003, totaled $34 million and $37 million, respectively, of which $4 million and $2 million, respectively, were originated residential mortgage loans and $30 million and $35 million, respectively, were indirect automobile loans. Fidelity was servicing for others approximately 17,300 and 16,500 indirect automobile loans on December 31, 2004 and 2003, respectively, totaling $233 million and $185 million, respectively. Fidelity was also servicing 44 Small Business Administration (“SBA”) loan participations totaling $13 million at December 31, 2004, and 36 SBA loan participations totaling $7 million at December 31, 2003.
      Approximately $37 million and $5 million in commercial loans secured by real estate and $67 million and $7 million in residential real estate mortgage loans were pledged to the Federal Home Loan Bank of Atlanta (“FHLB”) at December 31, 2004 and 2003, respectively, as collateral for borrowings. Approximately $128 million and $114 million in indirect automobile loans were pledged to the Federal Reserve Bank of Atlanta at December 31, 2004 and 2003, respectively, as collateral for Discount Window contingent borrowings.
      Loans in nonaccrual status totaled approximately $2 million at December 31, 2004 and 2003, and $4 million at December 31, 2002. The average recorded investment in impaired loans during 2004, 2003, and 2002 was approximately $3 million, $4 million, and $2 million, respectively. If such impaired loans

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
had been on a full accrual basis, interest income on these loans would have been approximately $50,000, $75,000, and $64,000 in 2004, 200,3 and 2002, respectively.
      Loans totaling approximately $690,000, $1,092,000, and $996,000 were transferred to other real estate in 2004, 2003, and 2002, respectively. Various other real estate acquired through foreclosure or through deed in lieu of foreclosure in satisfaction of loans, which properties were subject to long-term first mortgages totaling approximately $425,000 and $1,508,000 at December 31, 2003 and 2002, respectively, were included in other real estate and long-term debt. There was no other real estate subject to a long-term first mortgage at December 31, 2004. In 2004, 2003, and 2002, Fidelity recorded write-downs of $40,000, $29,000, and $201,000, respectively, on commercial and residential real estate owned properties as a result of impairment to their values. There were proceeds from sales of approximately $489,000, $1,658,000, and $2,606,000 from other real estate owned by Fidelity in 2004, 2003, and 2002, respectively.
      Fidelity has loans outstanding to various executive officers, directors, and their associates. Management believes that all of these loans were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other customers, and did not involve more than the normal risk. The following is a summary of activity during 2004 for such loans (dollars in thousands):

Loan balances at January 1, 2004	$1,209
New loans	7
Less:
Loan repayments	187

Loan balances at December 31, 2004	$1,029

      The following is a summary of activity in the allowance for loan losses (dollars in thousands):

	December 31,

	2004	2003	2002

Balance at beginning of year	$9,920	$9,404	$5,405
Provision for loan losses	4,800	4,750	6,668
Loans charged off	(3,608)	(4,848)	(3,187)
Recoveries on loans charged off	1,062	614	518

Balance at end of year	$12,174	$9,920	$9,404

6.     Premises and Equipment
      Premises and equipment are summarized as follows (dollars in thousands):

	December 31,

	2004	2003

Land	$4,546	$3,694
Buildings and improvements	9,251	10,106
Furniture and equipment	15,285	16,440

	29,082	30,240
Less accumulated depreciation and amortization	15,570	16,324

Premises and equipment, net	$13,512	$13,916

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2004, 2003, and 2002, Fidelity was lessee in a lease at market terms with a corporation which is controlled by a director of Fidelity. The lease is for a 2,200 square foot bank branch at an approximate annual rate of $12 per square foot, subject to pro rata increases for any increases in taxes and insurance. Payments under this lease totaled $27,125 in 2004, 2003, and 2002, respectively. In addition, Fidelity was a lessee at market terms with a corporation, the chairman of which is a director of Fidelity. The lease is for 5,040 square feet for a branch location in an office building at an approximate annual rate of $20 per square foot. Payments under this lease totaled $100,919, $102,024, and $102,915 in 2004, 2003, and 2002, respectively.
7.     Deposits
      Time deposits over $100,000 as of December 31, 2004 and 2003, were $202 million and $172 million, respectively. Maturities for time deposits over $100,000 as of December 31, 2004, in excess of one year are as follows: $32 million in one to two years, $7 million in two to three years, and $9 million in three to five years. Related interest expense was $5.3 million, $5.0 million, and $6.5 million for the years ended December 2004, 2003, and 2002, respectively. Included in demand and money market deposits were NOW accounts totaling $132 million, $76 million, and $71 million at December 31, 2004, 2003, and 2002, respectively.
      Brokered deposits obtained through investment banking firms totaled $62 million, $50 million, and $30 million as of December 31, 2004, 2003, and 2002, respectively, and were included in other time deposits. Brokered deposits outstanding at December 31, 2004, were acquired in 2003 and 2004 and had original maturities of twelve to thirty months. Brokered deposits outstanding at December 31, 2003, were acquired in 2003 and had original maturities of twelve to twenty-four months. Brokered deposits outstanding at December 31, 2002, were acquired in 2002 and had original maturities of six to eighteen months. The weighted average cost of brokered deposits at December 31, 2004, 2003, and 2002, was 2.68%, 2.05%, and 3.01%, respectively, and related interest expense totaled $1.0 million, $.9 million, and $1.1 million during 2004, 2003, and 2002, respectively.
      The interest expense on deposits assigned to the credit card line of business and included in income from discontinued operations after taxes was $2.3 million for the year ended December 31, 2002 (see Note 3 — “Discontinued Operations”).

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8.     Short-Term Borrowings
      Short-term debt is summarized as follows (dollars in thousands):

	December 31,

	2004	2003

Overnight repurchase agreements with commercial customers at an average rate of 1.16% and 1.01% at December 31, 2004 and 2003, respectively	$22,212	$12,396
Unsecured overnight Federal funds purchased from commercial banks at a rate of 2.81% and 1.25% at December 31, 2004 and 2003, respectively	5,000	11,000
Federal Home Loan Bank collateralized borrowing with a daily rate of 2.44% and 1.20% at December 31, 2004 and 2003, respectively, and a maturity date of November 23, 2005, and October 20, 2004, respectively, and prepayable without penalty at any time	14,000	500
Fixed rate debt collateralized with mortgage backed securities with an interest rate of 2.39% maturing October 17, 2005	6,000	—
Fixed rate debt collateralized with mortgage backed securities with an interest rate of 2.32% maturing December 11, 2005	5,000	—
Federal Home Loan Bank collateralized borrowing with a fixed rate of 4.12% and a maturity date of March 15, 2004	—	10,000
Federal Home Loan Bank European Convertible collateralized borrowing with a fixed rate of 5.26% and a maturity date of April 12, 2004	—	14,000

Total	$52,212	$47,896

      Short-term borrowings mature either overnight or on a remaining fixed maturity not to exceed one year. Overnight repurchase agreements consist of balances in the transaction accounts of commercial customers swept nightly to an overnight investment account. All short-term repurchase agreements are collateralized with investment securities having a market value equal to or greater than, but approximating, the balance borrowed. The daily rate line of credit advance with the Federal Home Loan Bank (the “FHLB”) is a collateralized line which may be increased or decreased daily and may be drawn on to the extent of available pledged collateral. It reprices daily and bears a rate comparable to that of overnight Federal funds. At December 31, 2004 and 2003, Fidelity had a collateralized line of credit with the FHLB, which required loans secured by real estate, investment securities or other acceptable collateral, to borrow up to a maximum of approximately $122 million and $109 million, respectively, subject to available pledged collateral. At December 31, 2004 and 2003, Fidelity had a contingent line of credit collateralized with consumer loans with the Federal Reserve Bank of Atlanta Discount Window. In addition, Fidelity had an unused $20 million term repurchase line available at December 31, 2004 and 2003. Finally, it had $37 million and $28 million in total unsecured Federal funds lines available with various financial institutions as of December 31, 2004 and 2003, respectively. The weighted average rate on short-term borrowings outstanding at December 31, 2004, 2003, and 2002, was 1.91%, 2.96%, and 1.01%, respectively.
      The interest expense on short-term borrowings assigned to the credit card line of business and included in income from discontinued operations after taxes was $.1 million for the year ended December 31, 2002 (see Note 3 — “Discontinued Operations”).

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9.     Subordinated Debt and Other Long-Term Debt
      Subordinated Debt and other long-term debt are summarized as follows (dollars in thousands):

	December 31,

	2004	2003

Subordinated Debt Fixed rate thirty year capital pass-through securities (“TruPS”) with interest at 10.875%, payable semi-annually, redeemable in whole or part on or after March 8, 2010, at a declining redemption price ranging from 105.438% to 100%	$10,825	$—
Fixed rate thirty year trust preferred securities (“Preferred Securities”) with interest at 11.045%, payable semi-annually, redeemable in whole or part on or after July 19, 2010, at a declining redemption price ranging from 105.523% to 100%	10,309	—
Floating rate thirty year capital securities (“Capital Securities”) with interest adjusted quarterly at 3-month LIBOR plus 3.10%, with a rate at December 31, 2004, of 5.65%, interest payable quarterly, redeemable in whole or part on or after June 26, 2008, at a redemption price of 100%	15,464	—

Subordinated debt	36,598	—

Long-Term Debt Collateralized with Mortgage Backed Securities
Fixed rate debt with an interest rate of 2.39% maturing October 17, 2005	—	6,000
Fixed rate debt with an interest rate of 2.32% maturing December 11, 2005	—	5,000
Fixed rate debt with an interest rate of 3.03% maturing October 17, 2006	6,000	6,000
Fixed rate debt with an interest rate of 2.91% maturing December 11, 2006	5,000	5,000
Fixed rate debt with an interest rate of 3.51% maturing October 17, 2007	6,000	6,000
Fixed rate debt with an interest rate of 3.36% maturing December 11, 2007	5,000	5,000
Fixed rate debt with an interest rate of 3.90% maturing October 17, 2008	7,000	7,000
Fixed rate debt with an interest rate of 3.71% maturing December 11, 2008	5,000	5,000

Long-term debt collateralized with mortgage backed securities	34,000	45,000

Trust Preferred Securities
Trust preferred securities with interest at 10.875% due March 8, 2030, interest payable semi-annually	—	10,500
Trust preferred Securities with interest at 11.045% due July 19, 2030, interest payable semi-annually	—	10,000
Trust preferred securities Floating rate with interest equal to 3-month LIBOR plus 3.10%, with a rate at December 31, 2003, of 4.27%, interest payable quarterly	—	15,000

Trust preferred securities	—	35,500

First mortgages on other real estate owned	—	425

Total subordinated debt and other long-term debt	$70,598	$80,925

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Subordinated debt and other long-term debt note maturities as of December 31, 2004, are summarized as follows (dollars in thousands):

Amount

2005	$—
2006	11,000
2007	11,000
2008	12,000
2009	—
Thereafter	36,598

Total	$70,598

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
      Fidelity adopted FIN 46 and through review and analysis determined that Fidelity was the primary beneficiary of its trust preferred securities and that they should be consolidated for financial reporting purposes as of December 31, 2003. FIN 46 was revised in December 2003 (“FIN 46 (Revised)”) and the revised interpretations clarified that trust preferred securities such as those issued by Fidelity had to be deconsolidated for financial reporting purposes no later than the end of the first reporting period ending after March 15, 2004. Fidelity has adopted FIN 46 (Revised) and consequently, the $35.5 million of trust preferred securities issued by trusts established by Fidelity are no longer consolidated for financial reporting purposes. Thus, the equity investments in the subsidiaries created to issue the obligations, the obligations themselves, and related dividend income and interest expense are reported on a deconsolidated basis, with the investments in the amount of $1.1 million reported as investments held-to-maturity and dividends included as investment interest income. The obligations, including the amount related to the equity investments, in the amount of $36.6 million are reported as subordinated debt, with related interest expense reported as interest on subordinated debt. This change had no material effect on the operations, financial condition, or regulatory capital ratios of Fidelity or the Bank. Financial statements for prior periods have not been restated to reflect the deconsolidation of the trust preferred issues.
      FSC has three business trust subsidiaries that are variable interest entities, FNC Capital Trust 1 (“FNCCT1”), Fidelity National Capital Trust 1 (“FidNCT1”), and Fidelity Southern Statutory Trust 1 (“FSST1”).
      During 2000, FNCCT1 and FidNCT1 and during 2003 FSST1, issued common securities, all of which were purchased and are held by FSC, totaling $1.1 million and were classified by Fidelity as investments held-to-maturity in 2004 and trust preferred securities totaling $35.5 million and classified by Fidelity as subordinated debt beginning in 2004, which were sold to investors, with thirty year maturities. In addition, the $1.1 million borrowed from the business trust subsidiaries to purchase their respective

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
common securities was classified as subordinated debt beginning in 2004. The trust preferred securities are callable by the business trust subsidiaries on or after defined periods. The trust preferred security holders may only terminate the business trusts under defined circumstances such as default, dissolution, or bankruptcy. The trust preferred security holders and other creditors, if any, of each business trust have no recourse to Fidelity and may only look to the assets of each business trust to satisfy all debts and obligations.
      The only assets of FNCCT1, FidNCT1, and FSST1 are subordinated debentures of FSC, which were purchased with the proceeds from the issuance of the common and preferred securities. FNCCT1 and FidNCT1 have fixed interest rates of 10.875% and 11.045%, respectively, while FSST1 has a current interest rate of 5.649%, and reprices quarterly. FSC makes semi-annual interest payments on the subordinated debentures to FNCCT1 and FidNCT1 and quarterly interest payments to FSST1, which use these payments to pay dividends on the common and preferred securities.
      The trust preferred securities are eligible for regulatory Tier 1 capital, with a limit of 25% of the sum of all core capital elements. All amounts exceeding the 25% limit are includable in regulatory Tier 2 capital (see Note 3 — “Regulatory Matters”).
      Long-term debt collateralized with mortgage backed securities totaled $34 million and $45 million at December 31, 2004 and 2003, respectively. In October and December 2003, Fidelity purchased approximately $70 million in Agency mortgage backed securities, funded in part with $45 million in fixed rate long-term debt, with laddered maturities of approximately equal amounts of 2 years through 5 years. The $45 million was funded through a financial institution on a collateralized basis, with the initial collateral consisting of approximately $50 million of the mortgage backed securities purchased. Each of the laddered borrowings initially requires a 3% to 8% “hair cut” on the market value of the collateral, with the longest maturities having the greater “hair cut.” As the market value of the mortgage backed securities declines through repayments or declining values because of rising interest rates, Fidelity will be required to replenish the collateral pool with additional investment securities. Likewise, as principal payments on the borrowings are made at maturity, excess collateral will be released to Fidelity. A total of $11 million of this debt was reclassified to short-term debt in the fourth quarter of 2004 when maturity dates were less than one year in duration. (see Investment Securities”)
      During 2003, Fidelity acquired various real estate through foreclosure, subject to long-term first mortgages. The balances of these first mortgages at December 31, 2003, was $.4 million and was treated as a long-term debt obligation by Fidelity. Fidelity held no long-term first mortgages related to foreclosed real estate at December 31, 2004.
      There was no indebtedness to directors, executive officers, or principal holders of equity securities in excess of 5% of shareholders’ equity at December 31, 2004 or 2003.
      The interest expense on trust preferred securities assigned to the credit card line of business and included in income from discontinued operations after taxes was $.2 million for the year ended December 31, 2002. The interest expense on other long-term debt assigned to the credit card line of business and included in income from discontinued operations after taxes was $.2 million for the year ended December 31, 2002 (see Note 3 — “Discontinued Operations”).

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Tax
      Income tax expense (benefit) attributable to income from continuing operations consists of (dollars in thousands):

	Current	Deferred	Total

Year ended December 31, 2004:
Federal	$4,321	$(811)	$3,510
State	130	147	277

	$4,451	$(664)	$3,787

Year ended December 31, 2003:
Federal	$1,879	$(479)	$1,400
State	35	(93)	(58)

	$1,914	$(572)	$1,342

Year ended December 31, 2002:
Federal	$2,656	$(1,175)	$1,480
State	40	(147)	(107)

	$2,696	$(1,322)	$1,373

      Income tax expense (benefit) differed from amounts computed by applying the statutory U.S. Federal income tax rate to pretax income from continuing operations as a result of the following (dollars in thousands):

	2004	2003	2002

Taxes at statutory rate	$3,883	$1,732	$1,548
Increase (reduction) in income taxes resulting from:
State income tax expense, net of Federal income tax benefit	185	(38)	(70)
Tax exempt income	(309)	(270)	(188)
Other, net	28	(82)	84

Income tax expense (benefit)	$3,787	$1,342	$1,374

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003, are presented below (dollars in thousands):

	December 31,

	2004		2003

	Assets	Liabilities	Assets	Liabilities

State tax credit carry forwards	$180	$—	$473	$—
Allowance for loan losses	4,621	—	3,765	—
Accelerated depreciation	—	1,369	—	1,350
Deferred loan fees, net	—	285	—	472
Other real estate	325	—	350	—
Unrealized holding losses on securities available-for-sale	63	—	—	159
Other	441	245	721

	$5,630	$1,899	$5,309	$1,981

      There is no valuation allowance provided for any of the deferred tax assets based on management’s belief that all deferred tax asset benefits will be realized.
      At December 31, 2004, Fidelity had approximately $272,000 in state tax carry forward credits that have not been utilized. These credits expire in four to five years.

11.	Employee Benefits
      Fidelity maintains a 401(k) defined contribution retirement savings plan for employees age 21 or older who have completed six months of service with at least 500 hours of service. Employee contributions to the plan are voluntary. Fidelity matches 50% of the first 6% of participants’ contributions. For the years ended December 31, 2004, 2003, and 2002, Fidelity contributed $229,196, $299,102, and $257,210 respectively, net of forfeitures, to the Plan.
      Fidelity has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise prices of Fidelity’s employee stock options equal or are greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized. In December 2004, the FASB issued SFAS No. 123-R (see Note 1 — “Recent Accounting Pronouncements”). Among other things, SFAS 123-R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123-R is effective for Fidelity on July 1, 2005. Based on the stock-based compensation awards outstanding as of December 31, 2004, for which the requisite service is not expected to be fully rendered prior to July 1, 2005, Fidelity expects to recognize additional pre-tax quarterly compensation cost of approximately $8,000 beginning in the third quarter of 2005 as a result of the adoption of SFAS 123-R, which amount is insignificant to Fidelity’s operations and financial condition. Future levels of compensation cost recognized related to stock-based compensation awards may be impacted by new awards and/or modifications, repurchases, and cancellations of existing awards before and after the adoption of this standard.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Fidelity’s 1997 Incentive Stock Option Plan has authorized the grant of options to management personnel for up to 500,000 shares of Fidelity’s common stock. All options granted have 5 to 8 year terms and vest and become fully exercisable at the end of 4 to 5 years of continued employment.
      The following schedule summarizes the detail of the incentive stock options granted under the plan:

	Number	Weighted Average
	Granted	Exercise Price

Balance at January 1, 2002	420,000	$8.30
Granted during 2002	44,000	10.46
Exercised during 2002	4,000	7.06
Terminated during 2002	2,000	7.68
Expired during 2002	40,400	9.90

Balance at December 31, 2002	417,600	8.39
Granted during 2003	—	—
Exercised during 2003	16,400	8.05
Terminated during 2003	21,600	8.05
Expired during 2003	—	—

Balance at December 31, 2003	379,600	8.42
Granted during 2004	—	—
Exercised during 2004	229,600	8.83
Terminated during 2004	—	—
Expired during 2004	—	—

Balance at December 31, 2004	150,000	$7.80

      Options totaling 132,000, 329,600, and 311,600 had vested and were exercisable as of December 31, 2004, 2003, and 2002, respectively, at a weighted average exercise price of $7.40, $8.36, and $8.37, respectively.
      At December 31, 2004, there were 150,000 options outstanding at an exercise price ranging from $7.06 to $10.75, with a weighted average exercise price of $7.80. At December 31, 2003 and 2002, there were 379,600 and 417,600 options outstanding at exercise prices ranging from $7.06 to $10.75, with a weighted average price of $8.42 and $8.39, respectively. The weighted average remaining contractual term of the options at December 31, 2004, was 2.43 years.
      The following pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if Fidelity had accounted for its employee stock options under the fair value method of that statement (dollars in thousands). The effects of applying SFAS No. 123 for

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
providing pro forma disclosures are not likely to be representative of the effects on reported net income for future years.

		Net Income	Net Income
	Net	Per Share	Per Share
	Income	Basic	Diluted

December 31, 2004:
As reported	$7,632	$.85	$.84
Stock based compensation, net of related tax effect	(79)	(.01)	(.01)

Pro forma	$7,553	$.84	$.83

December 31, 2003:
As reported	$3,831	$.43	$.43
Stock based compensation, net of related tax effect	(82)	(.01)	(.01)

Pro forma	$3,749	$.42	$.42

December 31, 2002:
As reported	$11,395	$1.29	$1.28
Stock based compensation, net of related tax effect	(133)	(.01)	(.01)

Pro forma	$11,263	$1.28	$1.27

      No options were granted in 2004 and 2003. The per share weighted fair value of stock options granted during 2002 was $3.81 using the Black-Scholes option pricing model. The fair values of the options granted during 2002 were based upon the discounted value of future cash flows of options using the following assumptions:

2002

Risk-free rate	4.69%
Expected life of the options (in years)	5
Expected dividends (as a percent of the fair value of the stock)	1.90%
Volatility	40.80

12.	Commitments and Contingencies
      The approximate future minimum rental commitments as of December 31, 2004, for all noncancellable leases with initial or remaining terms of one year or more are shown in the following table (dollars in thousands):

Amount

2005	$2,194
2006	2,225
2007	2,230
2008	2,138
2009	2,046
Thereafter	5,089

Total	$15,922

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Rental expense for all leases amounted to approximately $2,452, $2,700, and $2,218 in 2004, 2003, and 2002, respectively, net of sublease revenues of $117, $492, and $903, respectively.
      Due to the nature of their activities, Fidelity and its subsidiaries are at times engaged in various legal proceedings which arise in the normal course of business, some of which were outstanding at December 31, 2004. While it is difficult to predict or determine the outcome of these proceedings, it is the opinion of management and its counsel that the ultimate liabilities, if any, will not have a material adverse impact on Fidelity’s consolidated results of operations or its financial position.
      The Federal Reserve Board requires that banks maintain cash on hand and reserves in the form of average deposit balances at the Federal Reserve Bank based on the banks’ average deposits. The Bank’s reserve requirements at December 31, 2004, and 2003, were $226,000 and $942,000, respectively.

13.	Shareholders’ Equity
      Generally, dividends that may be paid by the Bank to Fidelity are subject to certain regulatory limitations. Under Georgia banking law applicable to state chartered commercial banks such as the Bank, the approval of the GDBF will be required if the total of all dividends declared in any calendar year by the Bank exceeds 50% of the Bank’s net profits for the prior year, subject to capital adequacy regulations and the maintenance of the 7.00% minimum leverage capital ratio required for the twenty-four month period following the conversion (see Note 2 — “Regulatory Matters”). Based on this rule, at December 31, 2004 and 2003, the Bank could pay approximately $5 million and $3 million in dividends, respectively, during 2005 and 2004 without GDBF regulatory approval. At December 31, 2004 and 2003, the Bank’s total shareholders’ equity was approximately $99 million and $93 million, respectively. In 2002 Fidelity invested $1 million in the Bank in the form of common stock and capital surplus.
      Also, under current Federal Reserve System regulations, the Bank is limited in the amount it may loan to its nonbank affiliates, including Fidelity. As of December 31, 2004 and 2003, there were no loans outstanding from the Bank to Fidelity.
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
      SFAS No. 130, “Reporting Comprehensive Income,” (“SFAS 130”) establishes standards for reporting comprehensive (loss) income. Comprehensive (loss) income includes net income and other comprehensive (loss) income, which is defined as non-owner related transactions in equity. The only other comprehensive (loss) income item for Fidelity is the unrealized gains or losses, net of tax, on securities available-for-sale.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The amounts of other comprehensive (loss) income included in equity with the related tax effect and the accumulated other comprehensive (loss) income are reflected in the following schedule (dollars in thousands):

			Accumulated
		Tax	Other
	Gain/(Loss)	(Expense)/	Comprehensive
	Before Tax	Benefit	Income/(Loss)

January 1, 2002			$(211)
Unrealized market adjustments for the period	$3,871	$(1,316)	2,555
Less adjustment for net gains included in income	300	(102)	198

December 31, 2002	$3,571	$(1,214)	2,146

Unrealized market adjustments for the period	$(2,832)	$1,150	(1,682)
Less adjustment for net gains included in income	331	(126)	205

December 31, 2003	$(3,163)	$1,276	259

Unrealized market adjustments for the period	$(200)	$76	(124)
Less adjustment for net gains included in income	384	(146)	238

December 31, 2004	$(584)	$222	$(103)

15.	Fair Value of Financial Instruments
      SFAS 107, “Disclosures about Fair Value of Financial Instruments,” (“SFAS 107”) requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on settlements using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets, and, in many cases, could not be realized in immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of Fidelity.
      The carrying amounts reported in the consolidated balance sheets for cash, due from banks, and Federal funds sold approximate the fair values of those assets. For investment securities, fair value equals quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities or dealer quotes.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2004		2003

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(Dollars in thousands)
Financial Instruments (Assets):
Cash and due from banks	$24,465	$24,465	$21,450	$21,450
Federal funds sold	9,274	9,274	18,566	18,566
Investment securities available-for-sale	114,137	114,137	145,280	145,280
Investment securities held-to-maturity	51,913	52,250	45,749	46,010
Total loans	995,289	989,975	833,029	836,315

Total financial instruments (assets)	1,195,078	$1,190,101	1,064,074	$1,067,621

Non-financial instruments (assets)	28,639		27,845

Total assets	$1,223,717		$1,091,919

Financial Instruments (Liabilities):
Noninterest-bearing demand deposits	$116,420	$116,420	$111,500	$111,500
Interest-bearing deposits	899,957	900,331	776,479	779,699

Total deposits	1,016,377	1,016,751	887,979	891,199
Short-term borrowings	52,212	52,137	47,896	47,896
Subordinated debt	36,598	42,423	—	—
Trust preferred securities	—	—	35,500	38,377
Other long-term debt	34,000	33,701	45,425	45,485

Total financial instruments (liabilities)	1,139,187	$1,145,012	1,016,800	$1,022,957

Non-financial instruments (liabilities and shareholders’ equity)	84,530		75,119

Total liabilities and shareholders’ equity	$1,223,717		$1,091,919

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
      For off-balance sheet instruments, fair values are based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing for loan commitments and letters of credit. Fees related to these instruments were immaterial at December 31, 2004 and 2003, and the carrying amounts represent a reasonable approximation of their fair values.
      This presentation excludes certain financial instruments and all nonfinancial instruments. The disclosures also do not include certain intangible assets, such as customer relationships, deposit base intangibles, and goodwill. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of Fidelity.
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

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Financial instruments with off-balance sheet risk at December 31, 2004, are summarized as follows (dollars in thousands):
Financial Instruments Whose Contract Amounts Represent Credit Risk:

December 31, 2004

Loan commitments Home equity	$42,401
Commercial real estate, construction and land development	147,500
Commercial	64,254
Mortgage loans	6,626
Lines of credit	2,791
Standby letters of credit and bankers acceptances	3,791
Fed funds line	500

Total loan commitments	$267,863

17.     Other Assets, Other Liabilities and Other Operating Expenses
      Other assets and other liabilities at December 31, 2004 and 2003, consisted of the following (dollars in thousands):

	December 31,

	2004	2003

Other Assets
Bank owned and other life insurance	$13,908	$11,820
Receivables and prepaids	2,129	2,331
Deferred tax assets, net	3,731	2,416
Other	1,635	1,447

Total	$21,403	$18,014

Other Liabilities
Payables and accrued expenses	$1,434	$2,253
Taxes payable (refundable)	966	(1,099)
Other	457	53

Total	$2,857	$1,207

      Other expenses for the years ended December 31, 2004, 2003, and 2002, consisted of the following (dollars in thousands):

	Years Ended December 31,

	2004	2003	2002

Other Operating Expenses
ATM, check card fees	$378	$453	$607
Regulatory fees and assessments	246	539	797
Other real estate, repossession and other losses, expenses and write-downs	163	250	1,437
Other operating expenses	3,682	3,726	3,295

Total	$4,469	$4,968	$6,136

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The expenses in other real estate, repossession and other losses, expenses, and write-downs in 2002 were primarily due to a single problem loan relationship workout, including a regulatory required charge-off of $781 on an asset acquired as additional collateral.
18.     Condensed Financial Information of Fidelity Southern Corporation (Parent Company Only)
Condensed Balance Sheets

	December 31,

	2004	2003

	(Dollars in thousands)
Assets:
Cash	$3,951	$2,446
Land	419	419
Investment in bank subsidiary	99,215	93,281
Investments in and amounts due from nonbank subsidiaries	1,138	57
Subordinated loans to subsidiaries	10,000	10,000
Other assets	1,586	1,292

Total assets	$116,309	$107,495

Liabilities:
Long-term debt	$36,598	$35,500
Other liabilities	902	869

Total liabilities	37,500	36,369
Shareholders’ Equity:
Common stock	42,725	40,516
Treasury stock	(66)	(69)
Accumulated other comprehensive gain (loss), net of tax	(103)	259
Retained earnings	36,253	30,420

Total shareholders’ equity	78,809	71,126

Total liabilities and shareholders’ equity	$116,309	$107,495

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Statements of Income

	Years Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Interest Income:
Deposits in bank	$42	$30	$32
Subordinated loan to bank	465	680	850
Other interest income	91	—	—

Total interest income	598	710	882
Interest Expense — Long-term debt	3,067	3,357	3,572

Net Interest Expense	(2,469)	(2,647)	(2,690)
Noninterest Income
Lease income	120	120	120
Dividends from subsidiaries	2,930	3,680	3,680
Management fees	320	284	257
Other	—	—	33

Total noninterest income	3,370	4,084	4,090
Noninterest Expense	500	484	630

Income before income taxes and equity in undistributed income of subsidiaries	401	953	770
Income tax benefit	961	1,055	1,011

Income before equity in undistributed income of subsidiaries	1,362	2,008	1,781
Equity in undistributed income of subsidiary, continuing operations	6,270	1,745	1,398
Discontinued operations	—	78	1,119
Net gain on disposal of discontinued operations	—	—	7,097

Net Income	$7,632	$3,831	$11,395

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Statements of Cash Flows

	Years Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Operating Activities:
Net income	$7,632	$3,831	$11,395
Equity in undistributed income of subsidiary, continuing operations	(6,269)	(1,745)	(1,398)
Discontinued operations	—	(78)	(1,119)
Net gain on disposal of discontinued operations	—	—	(7,097)
(Increase) decrease in other assets	(294)	(371)	523
Increase (decrease) in other liabilities	33	(733)	531
Other	—	443	(443)

Net cash flows provided by operating activities	1,102	1,347	2,392
Investing Activities:
Net (increase) decrease in loans to and investment in subsidiaries	(1,108)	146	(2,460)

Net cash flows (used in) provided by investing activities	(1,108)	146	(2,460)
Financing Activities:
Issuance (repayment) of long-term debt	1,098	(15,000)	—
Issuance of Trust Preferred Securities	—	15,464	—
Issuance of Common Stock	2,212	181	518
Dividends paid	(1,799)	(2,216)	(1,324)

Net cash flows provided (used in) by financing activities	1,511	(1,571)	(806)
Net increase (decrease) in cash	1,505	(78)	(874)
Cash, beginning of year	2,446	2,524	3,398

Cash, end of year	$3,951	$2,446	$2,524

Item 9.	Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.
      None

Item 9A.	Controls and Procedures
REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.
      Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
March 4, 2005
Evaluation of Disclosure Controls and Procedures
      Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, Fidelity carried out an evaluation, with the participation of Fidelity’s management, including Fidelity’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Fidelity’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Fidelity’s Chief Executive Officer and Chief Financial Officer concluded that Fidelity’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
      There has been no change in Fidelity’s internal control over financial reporting during the three months ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, Fidelity’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
Fidelity Southern Corporation
      We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Fidelity Southern Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Fidelity Southern Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Fidelity Southern Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Fidelity Southern Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fidelity Southern Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 4, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, GA
March 4, 2005

Item 9B.     Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of Registrant
      The information required by Item 10 is incorporated herein by reference to the information that appears under the headings “Information About Nominees for Director,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Compensation of Directors,” “Meetings and Committees of the Board of Directors  — Audit Committee,” and “Executive Officers and Compensation,” in the registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders. The Code of Ethics for the Chief Executive Officer, the Chief Financial Officer and the Controller of the registrant is included as Exhibit 14 to this Report on Form 10-K.

Item 11.	Executive Compensation
      The information required by Item 11 is incorporated herein by reference to the information that appears under the headings “Executive Officers and Compensation,” “Compensation of Directors,” and “Compensation Committee Interlocks and Insider Participation” in the registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 12.	Security Ownership Of Certain Beneficial Owners and Management
      The information required by Item 12 is incorporated herein by reference to the information that appears under the heading “Security Ownership of Certain Beneficial Owners and Management” in the registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions
      The information required by Item 13 is incorporated herein by reference to the information that appears under the heading “Compensation Committee Interlocks and Insider Participation” in the registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services
      The information required by Item 14 is incorporated by reference to the information that appears under the heading “Fees Incurred By Fidelity For Ernst & Young” in the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders.
PART IV

Item 15.	Exhibits, Financial Statement Schedules
      (a) Documents filed as part of this Report

(1)	Financial Statements
(2)	Financial Statement Schedules All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and the Notes thereto in Item 8 above
(3)	Exhibits
The exhibits filed herewith or incorporated by reference to exhibits previously filed with the SEC are set forth in Item 15(b).

      (b) Exhibits
      The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K.

Exhibit
No.		Name of Exhibit

3(a) and 4(a)		Amended and Restated Articles of Incorporation of Fidelity Southern Corporation (incorporated by reference from Exhibit 3(f) to Fidelity Southern Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003)
3	(b)	By-Laws (incorporated by reference to Exhibit 3(b) and 4(b) to the Registration Statement on Form 10, Commission file 0-22374, filed with the Commission and incorporated herein by reference)
10	(a)	Fidelity Southern Corporation Defined Contribution Master Plan and Trust Agreement and related Adoption Agreement, as amended (incorporated by reference from Exhibit 10(a) to Fidelity Southern Corporation’s Registration Statement on Form 10, Commission File No. 0-22374)
10	(b)	Lease Agreement dated February 6, 1989, by and between DELOS and Fidelity Southern Corporation and amendments thereto (incorporated by reference from Exhibit 10(e) to Fidelity Southern Corporation’s Registration Statement on Form 10, Commission File No. 0-22374)
10	(c)	Lease Agreement dated September 7, 1995, by and between Toco Hill, Inc. and Fidelity Southern Corporation (incorporated by reference from Exhibit 10(f) to Fidelity Southern Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995)
10	(d)#	Fidelity Southern Corporation 1997 Stock Option Plan (incorporated by reference from Exhibit A to Fidelity Southern Corporation’s Proxy Statement, dated April 21, 1997, for the 1997 Annual Meeting of Shareholders)
10	(e)#	Employment Agreement among Fidelity, the Bank and James B. Miller, Jr., dated as of December 18, 2003. (incorporated by reference from Exhibit 10(f) to Fidelity Southern Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003)
10	(f)#	Executive Continuity Agreement among Fidelity, the Bank and M. Howard Griffith, Jr. dated December 31, 2003. (incorporated by reference from Exhibit 10(g) to Fidelity Southern Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003)
10	(g)*#	Director Compensation Arrangements
10	(h)*#	Named Executive Officer Compensation Arrangements
13	*	Annual Report to Shareholders
14	*	Code of Ethics
21		Subsidiaries of Fidelity Southern Corporation (incorporated by reference from Exhibit 21 to Fidelity Southern Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003)
23	*	Consent of Ernst & Young LLP
31	(a)*	Rule 13a-14a/15d-14(a) Certification of Mr. Miller
31	(b)*	Rule 13a-14a/15d-14(a) Certification of Mr. Griffith
32	(a)*	Section 1350 Certifications of Mr. Miller
32	(b)*	Section 1350 Certifications of Mr. Griffith

*	Included as Exhibits to the Report on Form 10-K for 2004 filed with the Commission.

#	Indicates director and management contracts or compensatory plans or arrangements.
      (c) Financial Statement Schedules.
      See Item 15 (a)(2) above.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Fidelity Southern Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fidelity Southern Corporation

By:	/s/ James B. Miller, Jr.

James B. Miller, Jr.
Chairman of the Board
March 11, 2005

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Fidelity Southern Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James B. Miller, Jr. James B. Miller, Jr.	Chairman of the Board and Director (Principal Executive Officer)	March 11, 2005

/s/ M. Howard Griffith, Jr. M. Howard Griffith, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2005

/s/ David R. Bockel David R. Bockel	Director	March 11, 2005

/s/ Edward G. Bowen, M.D. Edward G. Bowen, M.D.	Director	March 11, 2005

/s/ Kevin S. King Kevin S. King	Director	March 11, 2005

/s/ H. Palmer Proctor, Jr. H. Palmer Proctor, Jr.	Director	March 11, 2005

/s/ Robert J. Rutland Robert J. Rutland	Director	March 11, 2005

/s/ W. Clyde Shepherd, III W. Clyde Shepherd, III	Director	March 11, 2005

/s/ Rankin M. Smith, Jr. Rankin M. Smith, Jr.	Director	March 11, 2005