Form 10-Q
period 2005-03-31
FIDELITY SOUTHERN CORP
filed 2005-05-10
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 30, 2005
Common Stock, no par value	9,169,647

FIDELITY SOUTHERN CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1 — CONSOLIDATED FINANCIAL STATEMENTS

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	December 31,
(Dollars in thousands)	March 31, 2005	2004
Assets
Cash and due from banks	$22,461	$23,445
Interest-bearing deposits with banks	512	1,020
Federal funds sold	15,039	9,274
Investment securities available-for-sale (amortized cost of $109,589 and $114,304 at March 31, 2005, and December 31, 2004, respectively)	107,621	114,137
Investment securities held-to-maturity (approximate fair value of $51,685 and $52,250 at March 31, 2005, and December 31, 2004, respectively)	52,063	51,913
Loans held-for-sale	39,315	34,063
Loans	1,003,378	961,226
Allowance for loan losses	(12,558)	(12,174)

Loans, net	990,820	949,052
Premises and equipment, net	13,215	13,512
Other real estate	814	665
Accrued interest receivable	5,422	5,233
Other assets	21,358	21,403

Total assets	$1,268,640	$1,223,717

Liabilities
Deposits
Noninterest-bearing demand deposits	$121,052	$116,420
Interest-bearing deposits:
Demand and money market	243,328	251,308
Savings	130,727	126,761
Time deposits, $100,000 and over	206,005	201,780
Other time deposits	326,022	320,108

Total deposits	1,027,134	1,016,377
Federal Home Loan Bank short-term borrowings	42,000	14,000
Other short-term borrowings	32,980	38,212
Subordinated debt	46,908	36,598
Other long-term debt	34,000	34,000
Accrued interest payable	2,717	2,864
Other liabilities	2,792	2,857

Total liabilities	1,188,531	1,144,908

Shareholders’ Equity
Common stock, no par value. Authorized 50,000,000; issued 9,177,538 and 9,130,689; outstanding 9,168,136 and 9,120,135 at March 31, 2005, and December 31, 2004, respectively.	43,540	42,725
Treasury stock	(59)	(66)
Accumulated other comprehensive loss, net of taxes	(1,220)	(103)
Retained earnings	37,848	36,253

Total shareholders’ equity	80,109	78,809

Total liabilities and shareholders’ equity	$1,268,640	$1,223,717

See accompanying notes to consolidated financial statements.

FIDELITY NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
(Dollars in thousands except per share data)	2005	2004
Interest income
Loans, including fees	$14,530	$11,811
Investment securities	1,974	2,297
Federal funds sold	37	30
Deposits with other banks	6	4

Total interest income	16,547	14,142

Interest expense
Deposits	5,431	4,321
Short-term borrowings	379	342
Subordinated debt	832	758
Other long-term debt	291	360

Total interest expense	6,933	5,781

Net interest income	9,614	8,361
Provision for loan losses	900	1,200

Net interest income after provision for loan losses	8,714	7,161

Noninterest income
Service charges on deposit accounts	1,007	1,083
Other fees and charges	292	262
Mortgage banking activities	332	273
Brokerage activities	205	207
Indirect lending activities	1,028	1,108
SBA lending activities	54	350
Securities gains, net	—	130
Other	278	208

Total noninterest income	3,196	3,621

Noninterest expense
Salaries and employee benefits	4,690	4,507
Furniture and equipment	740	704
Net occupancy	857	880
Communication expenses	329	316
Professional and other services	677	573
Stationary, printing and supplies	146	158
Other insurance expense	132	324
Other	928	1,147

Total noninterest expense	8,499	8,609

Income before income tax expense	3,411	2,173
Income tax expense	1,176	718

Net Income	$2,235	$1,455

Earnings per share:
Basic earnings per share	$0.24	$0.16

Diluted earnings per share	$0.24	$0.16

Dividends declared per share	$0.07	$0.05

Weighted average common shares outstanding-basic	9,152,686	8,884,440

Weighted average common shares outstanding-fully diluted	9,210,296	8,996,999

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2005	2004
Operating Activities
Net income	$2,235	$1,455
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	900	1,200
Depreciation and amortization of premises and equipment	508	517
Securities gains, net	—	(130)
Gain on loan sales	(295)	(775)
Proceeds from sales of other real estate	—	315
Gain on sales of other real estate	—	(5)
Net increase in loans held-for-sale	(5,252)	(17,451)
Net (increase) decrease in accrued interest receivable	(189)	244
Net decrease in accrued interest payable	(147)	(186)
Net decrease (increase) in other assets	45	(1,358)
Net (decrease) increase in other liabilities	(65)	3,120
Other	684	(1,846)

Net cash flows used in operating activities	(1,576)	(14,900)

Investing Activities
Purchases of investment securities held-to-maturity	(1,831)	(703)
Purchases of investment securities available-for-sale	—	(3,856)
Maturities of investment securities held-to-maturity	1,680	854
Sales of investment securities available-for-sale	—	2,567
Maturities of investment securities available-for-sale	4,715	6,437
Net increase in loans	(84,711)	(61,088)
Purchases of premises and equipment	(210)	(318)
Proceeds from sales of loans	42,189	37,805

Net cash flows used in investing activities	(38,168)	(18,302)

Financing Activities
Net increase in demand deposits, money market accounts, and savings accounts	618	9,245
Net increase in time deposits	10,139	53,221
Net increase (decrease) in short-term borrowings	22,768	(19,235)
Net increase in long-term borrowings	10,310	827
Dividends paid	(640)	(444)
Proceeds from the issuance of common stock	822	900

Net cash flows provided by financing activities	44,017	44,514

Net increase in cash and cash equivalents	4,273	11,312

Cash and cash equivalents, beginning of period	33,739	40,016

Cash and cash equivalents, end of period	$38,012	$51,328

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,080	$6,275

Income taxes	$650	$600

Non-cash transfers to other real estate	$167	$—

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2005

Note A — Basis of Presentation

     The accompanying unaudited consolidated financial statements of Fidelity Southern Corporation and Subsidiaries (“Fidelity”) have been prepared in accordance with U.S. generally accepted accounting principles followed within the financial services industry for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements.

     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods covered by the statements of income. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate or other assets acquired in connection with foreclosures or in satisfaction of loans. In addition, the actual lives of certain amortizable assets and income items are estimates subject to change. Fidelity principally operates in one business segment, which is community banking.

     In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. All such adjustments are normal recurring accruals. Certain prior period amounts have been reclassified to conform to current year presentation. These reclassifications had no impact on net income or shareholders’ equity. Operating results for the three month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Fidelity’s Annual Report on Form 10-K and its Annual Report to shareholders for the year ended December 31, 2004.

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

     On March 1, 2005, the FRB announced the adoption of a rule entitled “Risk Based Capital Standards: Trust Preferred Securities and the Definition of Capital” (“Rule”) regarding risk-based capital standards for bank holding companies (“BHCs”) such as FSC. The Rule was the result of a review conducted in part due to the promulgation of FIN 46 (Revised) and its effect on the financial reporting of trust preferred securities (see “Recent Accounting Pronouncements”), but also addressed supervisory concerns and certain competitive equity considerations and clarified policies regarding capital guidelines.

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

     FSC’s only restricted core capital elements consist of its trust preferred securities issues and FSC has no recorded goodwill; therefore, the Rule has no impact on FSC’s capital ratios, its financial condition, or its operating results. (See Note G — “Variable Interest Entities” and Note H — “Recent Accounting Pronouncements.”)

Note C — Regulatory Agreement

     Pursuant to the approval of the GBDF, the Bank, agreed, among other things, to maintain a leverage capital ratio of not less than 7.00% for the twenty-four month period following the conversion to a state chartered bank, which occurred on May 9, 2003. The Bank’s leverage capital ratio as of March 31, 2005, was 8.34%.

Note D — Contingencies

     Fidelity is party to claims and lawsuits arising in the course of normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of March 31, 2005, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on Fidelity’s results of operations or financial condition.

Note E — Comprehensive Income (Loss)

     Fidelity’s comprehensive income (loss) items include net income and other comprehensive (loss) income related to unrealized gains and losses on investment securities classified as available-for-sale and reclassification adjustments for gains and losses on securities sales and calls included in net income. All other comprehensive (loss) income items are tax effected at a rate of 38%. During the first quarter of 2005, other comprehensive loss net of tax benefit was $1.1 million. Other comprehensive income net of tax was $1.1 million for the comparable period of 2004. Comprehensive income for the first quarter of 2005 was $1.1 million compared to $2.7 million for the same period in 2004.

     Note F — Stock Based Compensation

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and No. 148 and has been determined as if Fidelity had accounted for its employee stock options under the fair value method of those statements. The effects of applying SFAS No. 123 and No. 148 for providing pro forma disclosures are not likely to be representative of the effects on reported net income for future periods. (See Note H — “Recent Accounting Pronouncements.”)

     The following schedule reflects the pro forma results, for the three months ended March 31, 2005 and 2004, respectively (dollars in thousands except per share data):

		Net Income	Net Income
		Per Share	Per Share
	Net Income	Basic	Diluted
March 31, 2005
As reported	$2,235	$.24	$.24
Stock based compensation, net of related tax effect	(5)	—	—

Pro forma	$2,230	$.24	$.24

March 31, 2004
As reported	$1,455	$.16	$.16
Stock based compensation, net of related tax effect	(20)	—	—

Pro forma	$1,435	$.16	$.16

     During the first quarter of 2005, 45,000 vested incentive stock options were exercised and shares issued at a price of approximately $7.06 per share.

Note G — Variable Interest Entities

     FSC has four business trust subsidiaries that are variable interest entities, FNC Capital Trust I (“FNCCTI”), Fidelity National Capital Trust I (“FidNCTI”), Fidelity Southern Statutory Trust I (“FSCSTI”) and Fidelity Southern Statutory Trust II (“FSCSTII”).

     During 2000, FNCCTI and FidNCTI and during 2003 and 2005, FSCSTI, and FSCSTII, respectively, issued common securities, all of which were purchased and are held by FSC, totaling $1.4 million, the total of which is classified by Fidelity as investments held-to-maturity, with dividends included in interest income. The trust preferred securities total $45.5 million and are classified by Fidelity as subordinated debt. The trust preferred securities were sold to investors and have thirty year maturities. In addition, the $1.4 million borrowed from the business trust subsidiaries to purchase their respective common securities is classified as subordinated debt, with interest classified as interest on subordinated debt. The trust preferred securities are callable by the business trust subsidiaries on or after defined periods. The trust preferred security holders may only terminate the business trusts under defined circumstances such as default, dissolution or bankruptcy. The trust preferred security holders and other creditors, if any, of each business trust have no recourse to Fidelity and may only look to the assets of each business trust to satisfy all debts and obligations.

     The only assets of FNCCTI, FidNCTI, FSCSTI and FSCSTII are subordinated debentures of FSC, which were purchased with the proceeds from the issuance of the common and preferred securities. FNCCTI and FidNCTI have fixed interest rates of 10.875% and 11.045%, respectively, while FSCSTI and FSCSTII have current interest rates of 6.19% and 4.87%, respectively, and reprice quarterly. FSC makes semi-annual interest payments on the subordinated debentures to FNCCTI and FidNCTI and quarterly interest payments to FSCSTI and FSCSTII, which use these payments to pay dividends on the common and preferred securities.

     The trust preferred securities are eligible for regulatory Tier 1 capital, with a limit of 25% of the sum of all core capital elements. All amounts exceeding the 25% limit are includable in regulatory Tier 2 capital. (See Note B — “Shareholders’ Equity” and Note H — “Recent Accounting Pronouncements”.)

Note H — Recent Accounting Pronouncements

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

     FIN 46 was revised in December 2003 (“FIN 46 (Revised)”) and the revised interpretations clarified that trust preferred securities such as those issued by Fidelity could not be consolidated for financial reporting purposes. (See Note G — “Variable Interest Entities.”)

     In December 2004, FASB issued SFAS No. 123-R, “Share-Based Payment (Revised 2004)” (“SFAS 123-R”), which is a revision of SFAS 123. SFAS 123-R supercedes APB No. 25 and amends SFAS No. 95, “Statement of Cash Flows” and established standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. This statement requires that the fair value of all share-based payments to employees be recognized in the Consolidated Statements of Income in the first reporting period beginning after June 15, 2005. The Securities and Exchange Commission (“SEC”) on April 14, 2005, adopted a rule that amends the compliance date to the beginning of the next fiscal year for Fidelity and other public companies. Fidelity expects to adopt SFAS 123-R using the modified prospective method (“modified prospective application”), which will require the recognition of expense over the remaining vesting period for the portion of awards not fully vested as of January 1, 2006. Fidelity does not expect the adoption of SFAS 123-R to have a significant impact on its financial position or results of operations. Under the modified prospective application, as it is applicable to Fidelity, SFAS 123-R as modified by the SEC applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. The attribution of compensation costs for earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Based on the stock-based compensation awards outstanding as of March 31, 2005, the adoption of SFAS 123-R will result in an annualized expense of approximately $32,000 and have an insignificant effect on Fidelity’s operations and financial condition. Future levels of compensation costs recognized related to stock-based compensation awards may be impacted by new awards and/or modifications, repurchases, and cancellations of existing awards before and after the adoption of the standard.

     Emerging Issues Task Force (EITF) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and Fidelity began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The effective date of the recognition and measurement provisions for other-than-temporary impairment evaluations has been delayed until the finalization of a FASB Staff Position to provide additional implementation guidance.

     SEC Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”) summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB 105 provides that the fair value of recorded loan commitments that are accounted for as derivatives under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of this accounting standard had no impact on Fidelity’s operations or financial condition.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

     The accounting and reporting policies of Fidelity are in accordance with U.S. generally accepted accounting principles and conform to general practices within the banking industry. Fidelity’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Assumptions applied in the application of these policies, or results or conditions significantly different from those applied could result in material changes in Fidelity’s consolidated financial position and/or consolidated results of operations. The more critical accounting and reporting policies include those related to the allowance for loan losses, loan related revenue recognition, other real estate owned and income taxes. Fidelity’s accounting policies are fundamental to understanding its consolidated financial position and consolidated results of operations. Significant accounting policies have been periodically discussed with and reviewed and approved by the Audit Committee of the Board of Directors.

     Fidelity’s critical accounting policies that are highly dependent on estimates, assumptions and judgment are substantially unchanged from the descriptions included in the notes to consolidated financial statements in Fidelity’s Annual Report on Form 10-K for the year ended December 31, 2004.

     The following analysis reviews important factors affecting Fidelity’s financial condition at March 31, 2005, compared to December 31, 2004, and compares the results of operations for the three month period ended March 31, 2005 and 2004. These comments should be read in conjunction with Fidelity’s consolidated financial statements and accompanying notes appearing in this report.

Assets

     Total assets were $1,269 million at March 31, 2005, compared to $1,224 million at December 31, 2004, an increase of $45 million, or 3.7%. Loans increased $42 million or 4.4% to $1,003 million and loans held-for-sale increased $5 million or 15.4% to $39 million at March 31, 2005. The 4.8% increase in total loans to $1,042 million was a result of the growth in consumer installment loans, including indirect automobile loans held-for-sale, of $13 million or 2.5% to $534 million, the growth in commercial loans of $11 million or 12.3% to $96 million, the growth in mortgage loans, including mortgage loans held-for-sale, of $13 million or 5.9% to $240 million, and the growth in construction loans of $10 million or 6.4% to $173 million. The growth in loans reflects Fidelity’s strategic focus on and commitment to grow the core loan portfolio significantly while also increasing the profitable origination and sale of indirect automobile loans, SBA loans and residential mortgage loans. Commercial real estate mortgage loans, a component of real estate mortgage loans, grew 2.2% to $101 million during the first quarter of 2005. Indirect automobile loan production for the first quarter of 2005 was $113 million compared to $110 million for the same period in 2004, a 2.7% increase.

     The following schedule summarizes Fidelity ‘s total loans at March 31, 2005, and December 31, 2004 (dollars in thousands):

	March 31,	December 31,
	2005	2004
Total Loans:
Commercial, financial and agricultural	$96,385	$85,842
Real estate — construction	172,561	162,176
Real estate — mortgage	235,883	222,718
Consumer installment	498,549	490,490

Loans	1,003,378	961,226
Loans held-for-sale:
Residential mortgage loans	4,315	4,063
Indirect automobile loans	35,000	30,000

Total loans held-for-sale	39,315	34,063

Total loans	$1,042,693	$995,289

     Interest-bearing deposits with banks declined $508,000 to $512,000, while Federal funds sold increased $5.8 million or 62.2% to $15.0 million at March 31, 2005, when compared to balances at December 31, 2004, notwithstanding significant loan growth. The overall increase was due to funds provided by the growth in deposits and borrowings, as well as by the sale of indirect automobile loans.

Asset Quality

     The following schedule summarizes Fidelity’s asset quality position at March 31, 2005, and December 31, 2004 (dollars in thousands):

	March 31,		December 31,
	2005		2004
Nonperforming assets:
Nonaccrual loans	$1,180		$1,578
Repossessions	648		625
Other real estate	814		665

Total nonperforming assets	$2,642		$2,868

Loans 90 days past due and still accruing	$1		$2

Allowance for loan losses	$12,558		$12,174

Ratio of loans past due and still accruing to loans	—%		—%

Ratio of nonperforming assets to total loans and repossessions	.25%		.29%

Allowance to period-end loans	1.25%		1.27%

Allowance to nonaccrual loans and repossessions (coverage ratio)	6.87	x	5.53	x

     The above schedule reflects an ongoing improvement in asset quality through the continued reduction in nonperforming assets and delinquencies, a trend which began in 2003.

     Management is not aware of any potential problem loans other than those disclosed in the table above, which includes all loans recommended for classification by regulators and certain loans for which specific allocations of the allowance for loan losses have been provided, which would have a material adverse impact on asset quality. The improvement in asset quality is reflected in the “Provision for Loan Losses” through discussion of the significant decline in consumer loan net charge-offs. (For additional information, see “Provision for Loan Losses.”)

     Investment securities decreased $6 million or 3.8% to $160 million at March 31, 2005, compared to December 31, 2004. This decline was primarily due to regular principal payments on mortgage backed securities. Purchases of additional Federal Home Loan Bank (“FHLB”) stock to support borrowings and the purchase of the common stock of the entity created during the first quarter of 2005 to issue trust preferred securities for the held-to-maturity portfolio were offset by the decline in the fair value of the available-for-sale portfolio due to rising interest rates

     Other assets decreased .2% to $21 million at March 31, 2005, compared to December 31, 2004, due primarily to a decrease in miscellaneous accounts receivable, largely offset by an increase in the cash surrender value of tax advantaged bank owned life insurance, which totaled approximately $14 million at March 31, 2005.

Deposits

     Total deposits at March 31, 2005, were $1,027 million compared to $1,016 million at December 31, 2004, an $11 million or 1.1% increase. Interest-bearing demand and money market accounts declined $8 million or 3.2% to $243 million. Savings deposits increased $4 million or 3.1% to $131 million. Time deposits

$100,000 and over and other time deposits at March 31, 2005, totaled $532 million compared to $522 million at December 31, 2004, an increase of $10 million or 1.9%. Noninterest-bearing demand deposits increased $5 million or 4.0% to $121 million. The increases in interest-bearing demand and money market accounts and in time deposits were in large measure due to advertised premium yield programs to help provide funding for loan growth.

Short-term Borrowings

     FHLB short-term borrowings totaled $42 million at March 31, 2005, consisting of a draw against a line of credit maturing October 20, 2005, at a daily rate comparable in cost to overnight Federal funds purchased, collateralized by loans pledged. Short-term FHLB borrowings increased $28 million during the first quarter of 2005, primarily to fund loan growth. Other short-term borrowings decreased $5 million or 13.7% to $33 million at March 31, 2005, compared to other short-term borrowings at December 31, 2004, primarily as a result of a reduction in unsecured overnight Federal funds purchased from $5 million at December 31, 2004, to none at March 31, 2005. The remaining other short-term borrowings consisted of $22 million overnight repurchase agreements with commercial transaction account customers and $11 million of long-term collateralized debt maturing during 2005 and reclassified as short-term debt. (See “Other Long-Term Debt.”)

Subordinated Debt

     Subordinated debt totaled $46.9 million at March 31, 2005, consisting of $45.5 million in outstanding obligations of four trust preferred issues and $1.4 million to fund the investment in the common stock of those entities. Subordinated debt increased approximately $10 million during the first quarter of 2005 as the result of the issuance of a variable rate trust preferred security repricing quarterly at a rate of 189 basis points over three month LIBOR. (See Note G — “Variable Interest Entities and Note H — “Recent Accounting Pronouncements.”)

Other Long-Term Debt

     In October and December of 2003, a total of approximately $70 million in fixed rate Agency mortgage backed securities was purchased, funded in part with $45 million in laddered two year to five year maturity long-term fixed rate borrowings utilizing a portion of the securities purchased as collateral for the debt. The laddered fixed rate collateralized borrowings total $11 million in each of two year, three year and four year maturities and total $12 million in five year maturities. The $11 million two year obligation matures during 2005 and was reclassified to other short-term borrowings. (See “Short-term Borrowings.”).

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

     Fidelity as of March 31, 2005, had unused sources of liquidity in the form of unused unsecured Federal funds lines totaling $47 million, unpledged securities with a market value of $27 million, brokered deposits available through investment banking firms and significant additional FHLB and FRB lines of credit, subject to available qualifying collateral.

Shareholders’ Equity

     Shareholders’ equity was $80 million and $ 79 million at March 31, 2005, and December 31, 2004, respectively. Shareholders’ equity as a percent of total assets was 6.3% at March 31, 2005, compared to 6.4 % at December 31, 2004. Realized equity at March 31, 2005, and December 31, 2004, was $81 million and $79 million, respectively, or 6.4% of total assets at both dates. At March 31, 2005, and December 31, 2004, Fidelity exceeded all capital ratios required by the FRB to be considered well capitalized, as reflected in the following schedule:

	FRB		Fidelity Ratios
	Adequately	Well	March 31,	December 31,
Capital Ratios:	Capitalized	Capitalized	2005	2004
Leverage	3.00%	5.00%	8.77%	8.74%
Risk-Based Capital
Tier I	4.00	6.00	9.76	9.88
Total	8.00	10.00	12.57	11.91

     The table below sets forth the capital requirements for the Bank under FDIC regulations as well as the Bank’s capital ratios at March 31, 2005 and December 31, 2004, respectively:

	FDIC Regulations		Bank Ratios
	Adequately	Well	March 31,	December 31,
Capital Ratios:	Capitalized	Capitalized	2005	2004
Leverage	4.00%	5.00%	8.34%	8.27%
Risk-Based Capital
Tier I	4.00	6.00	9.27	9.34
Total	8.00	10.00	11.33	11.45

     Pursuant to the approval of the GBDF, the Bank, agreed, among other things, to maintain a leverage capital ratio of not less than 7.00% for the twenty-four month period following the conversion to a state chartered bank, which occurred on May 9, 2003. The Bank’s leverage ratio at March 31, 2005, was 8.34%.

     Fidelity recognized an increase of $450,000 in Common Stock during the first quarter of 2005, with a corresponding decrease in income taxes payable related to the tax benefits from the exercise of nonqualifying stock options and the exercise and sale within the same year of incentive stock options.

     During the three month period ended March 31, 2005, Fidelity declared and paid dividends on its common stock of $.07 per share totaling $640,000.

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

     Fidelity’s Asset/Liability Committee (“ALCO”), which includes senior management representatives, monitors and considers methods of managing the rate and sensitivity repricing characteristics of the balance sheet components consistent with maintaining acceptable levels of changes in portfolio values and net interest income and changes in interest rates. The primary purposes of the ALCO are to manage interest rate risk, to effectively invest Fidelity’s capital, and to preserve the value created by its core business operations. Fidelity’s exposure to interest rate risk compared to established tolerances is reviewed on at least a quarterly basis by the Board of Directors.

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

     The most recent rate shock analysis indicated that the effects of an immediate and sustained increase or decrease of 200 basis points in market rates of interest would fall well within policy parameters and approved tolerances for equity at risk, net interest income, and net income.

     Fidelity has historically been asset sensitive to six months; however, it has been slightly liability sensitive from six months to one year, mitigating in part the potential negative impact on net interest income and net income over a full year from a sudden and sustained decrease in interest rates. Likewise, historically the potential positive impact on net interest income and net income of a sudden and sustained increase in interest rates has been reduced over a one-year period as a result of Fidelity’s liability sensitivity in the six month to one-year time frame. The gap analysis at March 31, 2005, reflects an asset sensitivity to six months and a slight asset sensitivity from six months to one year, as Fidelity experienced strong growth in construction, commercial and certain consumer loans adjusting with prime, while extending deposit maturities in anticipation of rising interest rates. This slight shift in sensitivity from six months to one year was not considered significant. (See “Interest Rate Sensitivity.”)

     Rate shock analysis provides only a limited, point in time view of Fidelity’s interest rate sensitivity. The gap analysis also does not reflect factors such as the magnitude (versus the timing) of future interest rate changes and asset prepayments. The actual impact of interest rate changes upon Fidelity’s earnings and net present value may differ from that implied by any static rate changes upon Fidelity’s earnings and net present value may differ from that implied by any static rate shock measurement. In addition, Fidelity’s net interest income and net present value under various future interest rate scenarios are affected by multiple other factors not embodied in a static rate shock analysis, including competition, changes in the shape of the Treasury yield curve, divergent movement among various interest rate indices, and the speed with which interest rates change.

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

     The interest rate sensitivity structure within Fidelity’s balance sheet at March 31, 2005, indicated a slight cumulative net interest sensitivity asset gap of 1.93% when projecting out one year. In the near term, defined as 90 days, Fidelity had a cumulative net interest sensitivity asset gap of 12.63% at March 31, 2005. When projecting forward six months, Fidelity had a net interest sensitivity asset gap of 9.38%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. Fidelity’s policy states that the cumulative gap at six months and one year should generally not exceed 15% and 10%, respectively. Fidelity was well within established tolerances at March 31, 2005. Fidelity’s interest rate shock analysis is generally considered to be a better indicator of interest rate risk. (See “Market Risk.”)

Earnings

     Net income for the first quarter of 2005 was $2.235 million compared to $1.455 million for the first three months of 2004, an increase of 53.6%. Basic and diluted earnings per share for the periods were $.24 and $.16, respectively. Net interest income increased $1.3 million or 15.0% to $9.6 million during the first quarter of 2005 compared to the same period in 2004 as average interest-earning assets grew significantly and the net interest margin improved. The provision for loan losses declined $300,000 to $900,000 due to loan mix and improvement in asset quality. Noninterest income declined $425,000 to $3.2 million due to a decline in revenue from Small Business Administration (“SBA”) lending activities and no gains from sales of securities. Noninterest expense declined $110,000 to $8.5 million as several expense categories declined, offset in part by increases in other categories.

Net Interest Income

     Net interest income for the first quarter of 2005 was $9.614 million compared to $8.361 million for the same period in 2004, an increase of $1.253 million or 15.0%. The average balance of interest-earning assets increased $121 million or 11.3% to $1.187 billion for the three months ended March 31, 2005, when compared to the same period in 2004. The yield on interest-earning assets for the first quarter of 2005 was 5.67%, an increase of 32 basis points when compared to the yield on interest-earning assets for the same period in 2004. The average balance of total loans outstanding for the first quarter of 2005 increased $153 million or 17.8% to $1.016 billion when compared to the same period in 2004. The yield on average loans outstanding for the period increased 28 basis points to 5.81% when compared to the same period in 2004 as a result of increases in market rates of interest beginning in June 2004, resulting in increases in the yields on variable rate loans and the origination of relatively higher-yielding loans. The average balance of investment securities for the first quarter of 2005 decreased $25 million or 13.3% to $164 million when compared to the same period in 2004 primarily as a result of the repayments and prepayments on pass-through mortgage backed securities with the proceeds primarily utilized to fund strong loan growth. The yield on average investment securities outstanding decreased 7 basis points to 4.82% when compared to the same period in 2004.

     The average balance of interest-bearing liabilities increased $101 million or 10.8% to $1.034 billion during the first quarter of 2005 and the rate on this average balance increased 23 basis points to 2.72% when compared to the same period in 2004. The 23 basis point increase in the cost of interest-bearing liabilities was less than the 32 basis point increase in the yield on interest-earning assets, resulting in a 13 basis point increase in the net interest margin to 3.30%. The net interest margin for the first quarter of 2005 was positively impacted by lower average balances in lower-yielding investment securities and significantly greater average balances in higher-yielding loans than in the comparable period of 2004.

Provision for Loan Losses

     The allowance for loan losses is established through provisions charged to operations. Such provisions are based on management’s and the Credit Administrations Department’s evaluations of the loan portfolio and outstanding commitments under current economic conditions, past loan loss experience, adequacy of underlying collateral, and such other factors which, in management’s judgment, deserve consideration in estimating loan losses. This analysis is separately performed for each major loan category. Loans are charged off when, in the opinion of management, such loans are deemed to be uncollectible. Subsequently, recoveries are added to the allowance.

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

     In determining the allocated allowance, the consumer portfolios are treated as homogenous pools. Specific consumer loan types include direct and indirect automobile loans (both new and used), other revolving, residential first mortgage and home equity loans. The allowance for loan losses is allocated to the consumer loan types based on historical net charge-off rates adjusted for any current or anticipated changes in these trends. The commercial, commercial real estate, construction and business banking portfolios are evaluated separately. Within this group, every nonperforming loan and every loan deemed to have greater than normal risk characteristics is reviewed for a specific allocation. The allowance is allocated within the commercial and construction portfolios based on a combination of historical loss rates, adjusted for those elements previously discussed, and regulatory guidelines.

     In determining the appropriate level for the allowance, management ensures that the overall allowance appropriately reflects a margin for the imprecision inherent in most estimates of expected credit losses. This additional allowance, if any, is reflected in the overall allowance.

     Management believes the allowance for loan losses is adequate to provide for inherent loan losses. The provision for loan losses for the first quarter of 2005 was $900,000 compared to $1.2 million for the same period in 2004. The decrease in the provision in the first quarter of 2005 was primarily due to improving loan quality as reflected in the decline in nonperforming assets and delinquencies and the change in the loan mix as a result of the growth in real estate construction and other loan balances with historically higher relative credit quality attributes. (For additional information, see “Asset Quality”.). The ratio of net charge-offs to average loans on an annualized basis for the three months ended March 31, 2005, decreased to .21% compared to .44% for the same period in 2004. The ratio of net charge-offs to average loans for 2004 was .29%. The allowance for loan losses as a percentage of loans at March 31, 2005, was 1.25% compared to 1.27% and 1.25% at December 31, 2004 and March 31, 2004, respectively. The following schedule summarizes changes in the allowance for loan losses for the periods indicated (dollars in thousands):

	Three Months Ended		Year Ended
	March 31,		December 31,
	2005	2004	2004
Balance at beginning of period	$12,174	$9,920	$9,920
Charge-offs:
Commercial, financial and agricultural	—	174	384
Real estate-construction	—	—	—
Real estate-mortgage	3	37	454
Consumer installment	703	897	2,770

Total charge-offs	706	1,108	3,608

Recoveries:
Commercial, financial and agricultural	37	133	456
Real estate-construction	—	—	—
Real estate-mortgage	6	—	66
Consumer installment	147	83	540

Total recoveries	190	216	1,062

Net charge-offs	516	892	2,546
Provision for loan losses	900	1,200	4,800

Balance at end of period	$12,558	$10,228	$12,174

Ratio of net charge-offs to average loans	.21%	.44%	.29%

Allowance for loan losses as a percentage of loans at end of period	1.25%	1.25%	1.27%

     Consumer installment loan charge-offs in the first quarter of 2005 of $703,000 were $194,000 less than the same period in 2004 notwithstanding significant growth in outstanding balances, as loan quality remained strong. Consumer loan charge-offs represented 99.6% of total charge-offs for the period.

Noninterest Income

     Noninterest income for the first quarter of 2005 was $3.2 million compared to $3.6 million for the same period in 2004, a decrease of $425,000 or 11.7%. The decline in noninterest income in the first quarter of 2005 compared to the same period in 2004 was primarily due to a decline in revenues from Small Business Administration (“SBA”) lending activities and no gains from 2005 security sales, while modest increases and decreases in revenues from other activities offset one another.

     Income from SBA lending activities for the first quarter of 2005 decreased $296,000 to $54,000 when compared to the same period in 2004. The decrease was due to decreased production and loan participation sales activity in 2004.

     Gains on sales of securities during the first quarter of 2004 totaled $130,000 while there were no sales of securities in the first quarter of 2005.

Noninterest Expense

     Noninterest expense was $8.5 million for the first quarter ended March 31, 2005, compared to $8.6 million for the same period in 2004. Declines in first quarter 2005 expenses compared to first quarter 2004 expenses primarily related to insurance expenses and other operating expenses, offset in large part by increases in salaries and employee benefits and professional and other services.

     Salaries and employee benefits expenses increased 4.1% or $183,000 to $4.7 million in the first quarter of 2005 compared to the same period in 2004. The increase was attributable in large part to normal salary increases and a significant increase in employee benefits to include medical and dental insurance. Full-time equivalent employees totaled 333 at March 31, 2005, compared to 339 at March 31, 2004, notwithstanding the significant growth in assets serviced.

     Professional and other services increased $104,000 or 18.2% to $677,000 for the first quarter of 2005 compared to the same period in 2004. The increases were primarily due to increased internal audit and independent accountant fees and charges related to Sarbanes-Oxley requirements for internal controls over financial reporting, increased legal fees and an increase in contract computer programmer fees.

     Other insurance expenses, including all insurance other than that related to employees, which is classified as benefits expense, decreased $192,000 or 59.3% to $132,000 in the first quarter of 2005 compared to the same period of 2004. The annual cost of the insurance renewal for the period May 2004 through April 2005 was substantially reduced compared to the prior insurance period, largely because of resolved legal and regulatory issues related to brokerage and trust activities and the divestiture of certain lines of business in 2002.

     Other operating expenses decreased $219,000 or 19.1% to $928,000 in the first quarter of 2005 when compared to the same period in 2004. The higher expenses for the first quarter of 2004 were primarily due to reserves established and payments made for certain claims, reimbursements and indemnifications related to brokerage, mortgage banking and loan servicing activities.

Provision for Income Taxes

     The provision for income taxes for the first quarter of 2005 was $1.2 million compared to $718,000 for the same period in 2004. The increase was primarily due to changes in taxable income. The effective tax rate for the first three months of 2005 was 34.5% compared to 33.0% for the same period in 2004. The effective tax rate for the first three months of 2005 was greater than that for the same period last year due primarily to the reduced impact of nontaxable income in the first quarter of 2005 relative to that for 2004 because of the growth in income before taxes in the first quarter of 2005.

Forward-Looking Statements

     These discussions and analyses contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended including statements relating to present or future trends or factors generally affecting the banking industry and specifically affecting Fidelity’s operations, markets and products. Without limiting the foregoing, the words “believes,” “expects,” “anticipates,” “estimates,” “projects” and “intends” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those projected for many reasons, including without limitation, changing events and trends that have influenced Fidelity’s assumptions. These trends and events include (i) changes in the interest rate environment which may reduce margins, (ii) non-achievement of expected growth, (iii) less favorable than anticipated changes in the national and local business environment and securities markets, (iv) adverse changes in the regulatory requirements affecting Fidelity, (v) greater competitive pressures among financial institutions in Fidelity’s market, (vi) changes in fiscal, monetary, regulatory and tax policies, (vii) changes in political, legislative and economic conditions, (viii) inflation and (ix) greater loan losses than historic levels. Investors are encouraged to read the related section in Fidelity Southern Corporation’s 2004 Annual Report to Shareholders and the 2004 Annual Report on Form 10-K, including the “Risk Factors” set forth therein. Additional information and other factors that could affect future financial results are included in Fidelity’s filings with the Securities and Exchange Commission.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Item 2 “Market Risk” and “Interest Rate Sensitivity” for quantitative and qualitative discussion about our market risk.

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

Changes in Internal Control over Financial Reporting

     There has been no change in Fidelity’s internal control over financial reporting during the three months ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, Fidelity’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Fidelity is a party to claims and lawsuits arising in the course of normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of March 31, 2005, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on Fidelity’s results of operations or financial condition.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

(a) Exhibits Required by Item 601 of Regulation S-K

10.1	Employment Agreement by and between Fidelity Southern Corporation, Fidelity Bank and James B. Miller, Jr. (incorporated by reference from the Current Report on Form 8-K filed on March 23, 2005)

10.2	Employment Agreement by and between Fidelity Southern Corporation, Fidelity Bank and H. Palmer Proctor, Jr. (incorporated by reference from the Current Report on Form 8-K filed on March 23, 2005)

10.3	Executive Continuity Agreement by and between Fidelity Southern Corporation, Fidelity Bank and James B. Miller, Jr. (incorporated by reference from the Current Report on Form 8-K filed on March 23, 2005)

10.4	Executive Continuity Agreement by and between Fidelity Southern Corporation, Fidelity Bank and H. Palmer Proctor, Jr. (incorporated by reference from the Current Report on Form 8-K filed on March 23, 2005)

31(A)	Rule 13a-14-a/15d-14(a) Certification of Mr. Miller

31(B)	Rule 13a-14-a/15d-14(a) Certification of Mr. Griffith

32(A)	Section 1350 Certifications of Mr. Miller

32(B)	Section 1350 Certifications of Mr. Griffith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY SOUTHERN CORPORATION

(Registrant)

Date: April 28, 2005	BY:	/s/ James B. Miller, Jr.

James B. Miller, Jr.
Chief Executive Officer

Date: April 28, 2005	BY:	/s/ M. Howard Griffith, Jr.

M. Howard Griffith, Jr.
Chief Financial Officer