Form 10-Q
period 2005-06-30
FIDELITY SOUTHERN CORP
filed 2005-08-09
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2005
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
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 31, 2005

Common Stock, no par value	9,173,284

FIDELITY SOUTHERN CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1 — CONSOLIDATED FINANCIAL STATEMENTS
FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
(Dollars in thousands )	2005	2004
Assets
Cash and due from banks	$32,452	$23,445
Interest-bearing deposits with banks	591	1,020
Federal funds sold	24,664	9,274
Investment securities available-for-sale (amortized cost of $102,545 and $114,304 at June 30, 2005, and December 31, 2004, respectively)	102,646	114,137
Investment securities held-to-maturity (approximate fair value of $50,836 and $52,250 at June 30, 2005, and December 31, 2004, respectively)	50,459	51,913
Loans held-for-sale	40,262	34,063
Loans	1,058,209	961,226
Allowance for loan losses	(12,909)	(12,174)

Loans, net	1,045,300	949,052
Premises and equipment, net	13,758	13,512
Other real estate	433	665
Accrued interest receivable	5,550	5,233
Other assets	31,922	21,403

Total assets	$1,348,037	$1,223,717

Liabilities
Deposits
Noninterest-bearing demand deposits	$126,628	$116,420
Interest-bearing deposits:
Demand and money market	227,304	251,308
Savings	151,458	126,761
Time deposits, $100,000 and over	219,104	201,780
Other time deposits	365,204	320,108

Total deposits	1,089,698	1,016,377
Federal Home Loan Bank short-term borrowings	49,000	14,000
Other short-term borrowings	38,387	38,212
Subordinated debt	46,908	36,598
Other long-term debt	34,000	34,000
Accrued interest payable	3,738	2,864
Other liabilities	2,932	2,857

Total liabilities	1,264,663	1,144,908

Shareholders’ Equity
Common stock, no par value. Authorized 50,000,000; issued 9,179,926 and 9,130,689; outstanding 9,172,224 and 9,120,135 at June 30, 2005, and December 31, 2004, respectively	43,595	42,725
Treasury stock	(48)	(66)
Accumulated other comprehensive gain (loss), net of taxes	62	(103)
Retained earnings	39,765	36,253

Total shareholders’ equity	83,374	78,809

Total liabilities and shareholders’ equity	$1,348,037	$1,223,717

See accompanying notes to consolidated financial statements .

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(Dollars in thousands except per share data)	2005	2004	2005	2004
Interest income
Loans, including fees	$30,618	$23,891	$16,088	$12,080
Investment securities	3,857	4,476	1,883	2,179
Federal funds sold	116	58	80	28
Deposits with other banks	15	8	9	4

Total interest income	34,606	28,433	18,060	14,291

Interest expense
Deposits	12,113	8,906	6,683	4,585
Short-term borrowings	770	406	391	64
Subordinated debt	1,795	1,515	963	757
Other long-term debt	585	720	294	360

Total interest expense	15,263	11,547	8,331	5,766

Net interest income	19,343	16,886	9,729	8,525
Provision for loan losses	1,800	2,500	900	1,300

Net interest income after provision for loan losses	17,543	14,386	8,829	7,225

Noninterest income
Service charges on deposit accounts	2,058	2,246	1,051	1,163
Other fees and charges	610	551	318	289
Mortgage banking activities	742	963	410	690
Brokerage activities	474	364	269	157
Indirect lending activities	1,832	2,161	804	1,053
SBA lending activities	155	455	101	105
Securities gains, net	32	130	32	—
Other	860	423	582	215

Total noninterest income	6,763	7,293	3,567	3,672

Noninterest expense
Salaries and employee benefits	9,288	8,834	4,599	4,327
Furniture and equipment	1,374	1,468	634	754
Net occupancy	1,649	1,862	792	982
Communication expenses	677	727	348	411
Professional and other services	1,392	1,108	715	535
Stationary, printing and supplies	301	338	155	180
Other insurance expense	228	516	96	192
Other	2,068	2,276	1,139	1,139

Total noninterest expense	16,977	17,129	8,478	8,520

Income before income tax expense	7,329	4,550	3,918	2,377
Income tax expense	2,535	1,446	1,359	728

Net Income	$4,794	$3,104	$2,559	$1,649

Earnings per share:
Basic earnings per share	$.52	$.35	$.28	$.19

Diluted earnings per share	$.52	$.34	$.28	$.18

Dividends declared per share	$.14	$.10	$.07	$.05

Weighted average common shares outstanding—basic	9,161,819	8,932,328	9,170,852	8,980,216

Weighted average common shares outstanding—fully diluted	9,216,254	9,044,677	9,222,148	9,092,354

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(Dollars in thousands)	2005	2004
Operating Activities
Net income	$4,794	$3,104
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,800	2,500
Depreciation and amortization of premises and equipment	967	1,012
Securities gains, net	(32)	(130)
Gain on loan sales	(390)	(1,240)
Proceeds from sales of other real estate	372	236
Gain on sales of other real estate	(30)	(33)
Net increase in loans held-for-sale	(6,199)	(1,890)
Net (increase) decrease in accrued interest receivable	(317)	66
Net increase (decrease) in accrued interest payable	874	(98)
Net increase in other assets	(519)	(379)
Net increase in other liabilities	75	668
Other	(101)	901

Net cash flows provided by operating activities	1,294	4,716

Investing Activities
Purchases of investment securities held-to-maturity	(2,146)	(11,763)
Purchases of investment securities available-for-sale	—	(5,746)
Maturities of investment securities held-to-maturity	3,600	2,536
Sales of investment securities available-for-sale	1,592	2,567
Maturities of investment securities available-for-sale	10,198	16,608
Purchases of bank owned life insurance	(10,000)	(1,571)
Net increase in loans	(162,602)	(187,888)
Purchases of premises and equipment	(1,214)	(231)
Proceeds from sales of loans	64,834	90,215

Net cash flows used in investing activities	(95,738)	(95,273)

Financing Activities
Net increase in demand deposits, money market accounts, and savings accounts	10,901	80,500
Net increase in time deposits	62,420	27,750
Net increase (decrease) in short-term borrowings	35,175	(30,117)
Net increase in long-term borrowings	10,310	673
Dividends paid	(1,282)	(893)
Proceeds from the issuance of common stock	888	951

Net cash flows provided by financing activities	118,412	78,864

Net increase (decrease) in cash and cash equivalents	23,968	(11,693)

Cash and cash equivalents, beginning of period	33,739	40,016

Cash and cash equivalents, end of period	$57,707	$28,323

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$14,390	$11,644

Income taxes	$3,402	$1,600

Non-cash transfers to other real estate	$167	$—

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2005
Note A — Basis of Presentation
     The accompanying unaudited consolidated financial statements include the accounts of Fidelity Southern Corporation and its wholly owned subsidiaries (collectively “Fidelity”). Fidelity Southern Corporation (“FSC”) owns 100% of Fidelity Bank (the “Bank”), LionMark Insurance Company (“LMIC”), an insurance agency which began operations in June 2005 and offers certain credit related insurance products, and four subsidiaries established to issue trust preferred securities. These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles followed within the financial services industry for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements.
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
     In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. All such adjustments are normal recurring accruals. Certain prior period amounts have been reclassified to conform to current year presentation. These reclassifications had no impact on net income or shareholders’ equity. Fidelity’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, Fidelity follows the same basic accounting policies and considers each interim period as an integral part of an annual period. There were no new accounting policies or changes to existing policies adopted in the first half of 2005, which had a significant effect on the results of operations or statement of financial condition. Operating results for the three and six month periods ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Fidelity’s Annual Report on Form 10-K and its Annual Report to shareholders for the year ended December 31, 2004.
Note B — Shareholders’ Equity
     The Board of Governors of the Federal Reserve (the “FRB”) is the principal regulator of FSC, a bank holding company and its wholly owned insurance agency, LMIC. The Bank is a state chartered commercial bank subject to Federal and state statutes applicable to banks chartered under the banking laws of the State of Georgia, to members of the Federal Reserve System and to banks whose deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank is a wholly-owned subsidiary of FSC. The Bank is principally regulated by the GDBF and the FDIC. At periodic intervals, the GDBF and the FDIC (the Bank’s primary Federal regulator) examine and evaluate the financial condition, operations and policies and procedures of the Bank as part of their legally prescribed oversight responsibilities.
     The FRB, the FDIC and the Georgia Department of Banking and Finance (the “GDBF”) have established capital requirements as a function of their oversight of bank holding companies and state chartered banks. Each bank holding company and each bank must maintain certain minimum capital ratios.
     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”), which addressed whether business enterprises must consolidate the financial statements of entities known as “variable interest entities.” FIN 46 was revised in December 2003 (“FIN 46 (Revised)”) and clarified that trust preferred securities such as those issued by FSC could not be consolidated for financial reporting purposes. FSC has four business trust (“trust preferred”) subsidiaries that are variable interest entities.
     Each of the four entities issued common securities, all of which were purchased and are held by FSC. These securities are classified by Fidelity as investments held-to-maturity, with dividends included in interest income. The trust preferred securities are classified by Fidelity as subordinated debt. In addition, funds borrowed from the business trust subsidiaries to purchase their respective common securities are classified as subordinated debt, with interest classified as interest on subordinated debt. The trust preferred securities were sold to investors and have thirty year maturities. The trust preferred securities are callable by the business trust subsidiaries on or after defined periods. The trust preferred security holders may only terminate the business trusts under defined circumstances such as default, dissolution or bankruptcy. The trust preferred security holders and other creditors, if any, of each business trust have no recourse to Fidelity and may only look to the assets of each business trust to satisfy all debts and obligations. The only assets of the business trusts are subordinated debentures of FSC, which were purchased with the proceeds from the issuance of the common and preferred securities.
     On March 1, 2005, the FRB announced the adoption of a rule entitled “Risk Based Capital Standards: Trust Preferred Securities and the Definition of Capital” (the “Rule”) regarding risk-based capital standards for bank holding companies (“BHCs”), such as FSC. The Rule was the result of a review conducted in part due to the promulgation of FIN 46 (Revised) and its effect on the financial reporting of trust preferred securities, but also addressed supervisory concerns and certain competitive equity considerations and clarified policies regarding capital guidelines.
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
     FSC’s only restricted core capital elements consist of its trust preferred securities issues and FSC has no recorded goodwill; therefore, the Rule has minimal impact on FSC’s capital ratios, its financial condition, or its operating results. The trust preferred securities are eligible for FSC’s regulatory Tier 1 capital, with a limit of 25% of the sum of all core capital elements. All amounts exceeding the 25% limit are includable in FSC’s regulatory Tier 2 capital.
Note C— Contingencies
     Fidelity is party to claims and lawsuits arising in the course of normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of June 30, 2005, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on Fidelity’s results of operations or financial condition.
Note D — Comprehensive Income (Loss)
     Fidelity’s comprehensive income (loss) items include net income and other comprehensive income (loss) related to unrealized gains and losses on investment securities classified as available-for-sale and reclassification adjustments for gains and losses on securities sales and calls included in net income. All other comprehensive income (loss) items are tax effected at a rate of 38%. During the second quarter of 2005, other comprehensive income net of tax was $1.3 million. Other comprehensive loss net of tax was $2.7 million for the comparable period of 2004. Comprehensive income for the second quarter of 2005 was $3.8 million compared to comprehensive loss of $1.0 million for the same period in 2004. Other comprehensive income net of tax was $165,000 for the first half of 2005 compared to an other comprehensive loss net of tax of $1.5 million for the same period in 2004. Comprehensive income for the first half of 2005 was $5.0 million compared to comprehensive income of $1.6 million for the same period in 2004.
Note E — Stock Based Compensation
     Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and No. 148 and has been determined as if Fidelity had accounted for its employee stock options under the fair value method of those statements. The effects of applying SFAS No. 123 and No. 148 for providing pro forma disclosures are not likely to be representative of the effects on reported net income for future periods. (See Note F – “Recent Accounting Pronouncements.”)
     The following schedule reflects the pro forma results, for the three month and six month periods ended June 30, 2005 and 2004, respectively (dollars in thousands except per share data):

	Three Months Ended			Six Months Ended
	June 30, 2005 and 2004			June 30, 2005 and 2004
	Net	Net Income Per Share		Net	Net Income Per Share
	Income	Basic	Diluted	Income	Basic	Diluted
June 30, 2005
As reported	$2,559	$.28	$.28	$4,794	$.52	$.52
Stock based compensation, net of related tax effect	(5)	—	—	(10)	—	—

Pro forma	$2,554	$.28	$.28	$4,784	$.52	$.52

June 30, 2004
As reported	$1,649	$.19	$.18	$3,104	$.35	$.34
Stock based compensation, net of related tax effect	(20)	—	—	(40)	—	—

Pro forma	$1,629	$.19	$.18	$3,064	$.35	$.34

     During the first half of 2005, 45,000 vested incentive stock options were exercised and shares issued at a price of approximately $7.06 per share.
Note F — Recent Accounting Pronouncements
     In December 2004, FASB issued SFAS No. 123-R, “Share-Based Payment (Revised 2004)” (“SFAS 123-R”), which is a revision of SFAS 123. SFAS 123-R supercedes APB No. 25 and amends SFAS No. 95, “Statement of Cash Flows” and establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. This statement requires that the fair value of all share-based payments to employees be recognized in the Consolidated Statements of Income in the fiscal year beginning after June 15, 2005. Fidelity expects to adopt SFAS 123-R using the modified prospective method (“modified prospective application”), which will require the recognition of expense over the remaining vesting period for the portion of awards not fully vested as of January 1, 2006. Fidelity does not expect the adoption of SFAS 123-R to have a significant impact on its financial position or results of operations. Under the modified prospective application, SFAS 123-R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. The attribution of compensation costs for earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Based on the stock-based compensation awards outstanding as of June 30, 2005, the adoption of SFAS 123-R will result in an annualized pre-tax expense of approximately $32,000 and have an insignificant effect on Fidelity’s operations and financial condition. Future levels of compensation costs recognized related to stock-based compensation awards may be impacted by new awards and/or modifications, repurchases, and cancellations of existing awards before and after the adoption of the standard.
     Emerging Issues Task Force (EITF) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) issued by the FASB provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and Fidelity began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The FASB has decided not to provide additional guidance on the meaning of other-than-temporary impairment, but will issue proposed FSP EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final. The final FSP will supersede EITF 03-1, and EITF Topic No., D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The final FSP, which has been retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“FSP FAS 115-1”) will replace the guidance set forth in paragraphs 10-18 of Issue 03-1 with references to existing other-than-temporary impairment guidance, such as FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” SEC Staff Accounting Bulletin No 59, “Accounting for Noncurrent Marketable Equity Securities,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FASB decided that FSP FAS 115-1 would be effective for other-than-temporary impairment analyses conducted in periods beginning after September 15, 2005. The FASB will draft a final FSP for vote by written ballot.
     SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Under SFAS 154, retrospective application requires (i) the cumulative effect of the change to the new accounting principle on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, (ii) an offsetting adjustment, if any, to be made to the opening balance of retained earnings (or other appropriate components of equity) for that period, and (iii) financial statements for each individual prior period presented to be adjusted to reflect the direct period-specific effects of applying the new accounting principle. Special retroactive application rules apply in situations where it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change in accounting principle are required to be reported in the period in which the accounting change is made. SFAS 154 carries forward the guidance in APB Opinion 20 “Accounting Changes,” requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Fidelity does not expect SFAS 154 to impact its financial statements upon its adoption on January 1, 2006.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Critical Accounting Policies
     The accounting and reporting policies of Fidelity are in accordance with U.S. generally accepted accounting principles and conform to general practices within the banking industry. Fidelity’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Assumptions applied in the application of these policies, or results or conditions significantly different from those applied could result in material changes in Fidelity’s consolidated financial position and/or consolidated results of operations. The more critical accounting and reporting policies include those related to the allowance for loan losses, loan related revenue and cost recognition, other real estate owned and income taxes. Fidelity’s accounting policies are fundamental to understanding its consolidated financial position and consolidated results of operations. Significant accounting policies have been periodically discussed with and reviewed and approved by the Audit Committee of the Board of Directors.
     Fidelity’s critical accounting policies that are highly dependent on estimates, assumptions and judgment are substantially unchanged from the descriptions included in the notes to consolidated financial statements in Fidelity’s Annual Report on Form 10-K for the year ended December 31, 2004.

     The following analysis reviews important factors affecting Fidelity’s financial condition at June 30, 2005, compared to December 31, 2004, and compares the results of operations for the three month and six month periods ended June 30, 2005 and 2004. These comments should be read in conjunction with Fidelity’s consolidated financial statements and accompanying notes appearing in this report and the “Risk Factors” set forth in Fidelity’s Annual Report on Form 10-K for the year ended December 31, 2004.
Assets
     Total assets were $1,348 million at June 30, 2005, compared to $1,224 million at December 31, 2004, an increase of $124 million, or 10.2%. During the first half of 2005, loans increased $97 million or 10.1% to $1,058 million and loans held-for-sale increased $6 million or 18.2% to $40 million at June 30, 2005. The 10.4% increase in total loans to $1,098 million was a result of the significant growth in consumer installment loans, including indirect automobile loans held-for-sale, of $61 million or 11.8% to $582 million, the growth in commercial loans of $10 million or 5.3% to $194 million, the growth in mortgage loans, including mortgage loans held-for-sale, of $16 million or 12.2% to $144 million, and the growth in construction loans of $17 million or 10.2% to $179 million. The growth in loans reflects in part Fidelity’s strategic focus on and commitment to grow the core loan portfolio significantly while also increasing the profitable origination and sale of indirect automobile loans, SBA loans and residential mortgage loans. Commercial real estate mortgage loans, a component of commercial loans, declined .5% to $98 million during the first half of 2005. Indirect automobile loan production for the first half of 2005 was $246 million compared to $233 million for the same period in 2004, a $13 million or 5.5% increase, while sales totaled $61 million compared to $84 million for the same period in 2004. Indirect automobile loans sold declined in part as a result of the continued increase in market rates of interest during the first half of 2005.
     The following schedule summarizes Fidelity’s total loans at June 30, 2005, and December 31, 2004 (dollars in thousands):

	June 30,	December 31,
	2005	2004
Total Loans:
Commercial	$194,423	$184,612
Real estate – construction	178,751	162,176
Real estate – mortgage	140,316	123,948
Consumer installment	544,719	490,490

Loans	1,058,209	961,226
Loans held-for-sale:
Residential mortgage loans	3,262	4,063
Indirect automobile loans	37,000	30,000

Total loans held-for-sale	40,262	34,063

Total loans	$1,098,471	$995,289

     Federal funds sold increased $15.4 million or 166.0% to $24.7 million at June 30, 2005, when compared to balances at December 31, 2004. The overall increase in Federal funds sold was due to funds provided by the growth in deposits and borrowings.

Asset Quality
     The following schedule summarizes Fidelity’s asset quality position at June 30, 2005, and December 31, 2004 (dollars in thousands):

	June 30,	December 31,
	2005	2004
Nonperforming assets:
Nonaccrual loans	$1,122	$1,578
Repossessions	498	625
Other real estate	433	665

Total nonperforming assets	$2,053	$2,868

Loans 90 days past due and still accruing	$120	$2

Allowance for loan losses	$12,909	$12,174

Ratio of loans past due and still accruing to loans	.01%	—%

Ratio of nonperforming assets to total loans and repossessions	.25%	.29%

Allowance to period-end loans	1.22%	1.27%

Allowance to nonaccrual loans and repossessions (coverage ratio)	7.97x	5.53x

     The above schedule and the discussion in “Provision for Loan Losses” reflect an ongoing improvement in asset quality through the continued reduction in nonperforming assets, delinquencies and net charge-offs.
     Management is not aware of any potential problem loans other than those disclosed in the table above and certain other classified loans for which specific allocations of the allowance for loan losses have been provided, which would have a material adverse impact on asset quality.
     Investment securities decreased $13 million or 7.8% to $153 million at June 30, 2005, compared to December 31, 2004. This decline was primarily due to regular principal payments on mortgage backed securities, supplemented by the sale of approximately $1.6 million in principal value of rapidly prepaying odd lot mortgage backed securities for a gain of $32,000. The only security purchases during the first six months of 2005 were purchases of additional Federal Home Loan Bank (“FHLB”) stock to support borrowings and the purchase of the common stock of the trust preferred entity created during the first quarter of 2005.
     Other assets increased $11 million or 49.2% to $32 million at June 30, 2005, compared to December 31, 2004, due primarily to the purchase of $10 million in additional bank owned life insurance, primarily to offset in part the increase in employee benefits expense.
Deposits
     Total deposits at June 30, 2005, were $1,090 million compared to $1,016 million at December 31, 2004, a $73 million or 7.2% increase. Savings deposits increased $25 million or 19.5% to $151 million. Time deposits $100,000 and over and other time deposits at June 30, 2005, totaled $584 million compared to $522 million at December 31, 2004, an increase of $62 million or 12%. Noninterest-bearing demand deposits increased $10 million or 8.8% to $127 million. Interest-bearing demand and money market accounts declined

$24 million or 9.6% to $227 million. The increases in savings and in time deposits were in large measure due to an advertised eleven month maturity time deposit and a premium rate savings account program during the second quarter of 2005 to provide funding for significant loan growth. The decline in interest-bearing demand and money market accounts was in part due to the decline in balances of accounts opened in the second and third quarters of 2004 which were provided a guaranteed premium rate for a six month period. At the end of the guarantee period and during a period of increasing market rates of interest, some account balances moved to alternative investments, including Fidelity’s savings and time deposit products.
Short-term Borrowings
     FHLB short-term borrowings totaled $49 million at June 30, 2005, priced at a daily rate comparable in cost to overnight Federal funds purchased, collateralized by loans pledged. Short-term FHLB borrowings increased $35 million during the first half of 2005, primarily to fund loan growth and provide liquidity. Other short-term borrowings at June 30, 2005, totaling $38 million consisted of $27 million in overnight repurchase agreements with commercial transaction account customers and $11 million of collateralized debt maturing during 2005.
Subordinated Debt
     Fidelity has four unconsolidated business trust (“trust preferred”) subsidiaries that are variable interest entities: FNC Capital Trust I (“FNCCTI”), Fidelity National Capital Trust I (“FidNCTI”), Fidelity Southern Statutory Trust I (“FSCSTI”) and Fidelity Southern Statutory Trust II (“FSCSTII”). Fidelity’s subordinated debt consists of the outstanding obligations of the four trust preferred issues and the amounts to fund the investments in the common stock of those entities. (See Note B — “Shareholders’ Equity.”)
     The following schedule summarizes Fidelity’s subordinated debt at June 30, 2005, and December 31, 2004 (dollars in thousands):

			Subordinated Debt(2)
Trust			June 30,	Dec. 31,
Preferred	Issued(1)	Par	2005	2004	Interest Rate
FNCCTI	March 8, 2000	$10,000	$10,825	$10,825	Fixed @ 10.875%
FidNCTI	July 19, 2000	10,500	10,309	10,309	Fixed @ 11.045%
FSCSTI	June 26, 2003	15,000	15,464	15,464	Variable @ 6.570%(3)
FSCSTII	March 17, 2004	10,000	10,310	—	Variable @ 5.310%(4)

		$45,500	$46,908	$36,598

(1)	Each trust preferred security has a final maturity thirty years from the date of issuance.

(2)	Includes investments in the common stock of these entities.

(3)	Reprices quarterly at a rate 310 basis points over three month LIBOR.

(4)	Reprices quarterly at a rate 189 basis points over three month LIBOR.
Other Long-Term Debt
     In October and December of 2003, a total of approximately $70 million in fixed rate Agency mortgage backed securities was purchased, funded in part with $45 million in laddered two year through five year maturity long-term fixed rate borrowings utilizing a portion of the securities purchased as collateral for the debt. The laddered fixed rate collateralized borrowings totaled $11 million in each of two year, three year and four year maturities and totaled $12 million in five year maturities. The $11 million of two year obligations mature during 2005 and were included in other short-term borrowings. (See “Short-term Borrowings.”).
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
     Management seeks to maintain a stable net liquidity position while optimizing operating results, as reflected in net interest income, the net yield on interest-earning assets and the cost of interest-bearing liabilities in particular. Key management meets regularly to review Fidelity’s current and projected net liquidity position and to review actions taken by management to achieve this liquidity objective.
     As of June 30, 2005, Fidelity had unused sources of liquidity in the form of unused unsecured Federal funds lines totaling $47 million, unpledged securities with a market value of $16 million, brokered deposits available through investment banking firms and significant additional FHLB and FRB lines of credit, subject to available qualifying collateral.
Shareholders’ Equity
     Shareholders’ equity was $83 million and $79 million at June 30, 2005, and December 31, 2004, respectively. Shareholders’ equity as a percent of total assets was 6.2% at June 30, 2005, compared to 6.4% at December 31, 2004. At June 30, 2005, and December 31, 2004, Fidelity exceeded all capital ratios required by the FRB to be considered well capitalized, as reflected in the following schedule:

	FRB Regulations		Fidelity Ratios
	Adequately	Well	June 30,	December 31,
Capital Ratios:	Capitalized	Capitalized	2005	2004
Leverage	3.00%	5.00%	8.53%	8.74%
Risk-Based Capital
Tier I	4.00	6.00	9.39	9.88
Total	8.00	10.00	12.00	11.91

     The table below sets forth the capital requirements for the Bank under FDIC regulations as well as the Bank’s capital ratios at June 30, 2005 and December 31, 2004, respectively:

	FDIC Regulations		Bank Ratios
	Adequately	Well	June 30,	December 31,
Capital Ratios:	Capitalized	Capitalized	2005	2004
Leverage	4.00%	5.00%	8.07%	8.27%
Risk-Based Capital
Tier I	4.00	6.00	8.87	9.34
Total	8.00	10.00	10.83	11.45
     During the six month period ended June 30, 2005, Fidelity declared and paid dividends on its common stock of $.14 per share totaling $1.3 million, which represented a 40% increase in dividends paid per share when compared to the same period in 2004. (For additional information see Note B — “Shareholders’ Equity”.)
Market Risk
     Fidelity’s primary market risk exposures are interest rate risk and credit risk and, to a lesser extent, liquidity risk. Fidelity has no risk related to trading accounts, commodities, or foreign exchange.
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
     Fidelity’s Asset/Liability Committee (“ALCO”), which includes senior management representatives, monitors and considers methods of managing the rate and sensitivity repricing characteristics of the balance sheet components consistent with maintaining acceptable levels of changes in portfolio values and net interest income and changes in interest rates. The primary purposes of the ALCO are to manage interest rate risk, to effectively invest Fidelity’s funds, and to preserve the value created by its core business operations. Fidelity’s exposure to interest rate risk compared to established tolerances is reviewed on at least a quarterly basis by the Board of Directors.
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
     Interest rate sensitivity analysis is used to measure Fidelity’s interest rate risk by computing estimated changes in earnings and the net present value of its cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net present value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in the market values of interest rate sensitive instruments in the event of a sudden and sustained 200 basis point increase or decrease in market interest rates (equity at risk).
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
     Fidelity has historically been asset sensitive to six months; however, it has been slightly liability sensitive from six months to one year, mitigating in part the potential negative impact on net interest income and net income over a full year from a sudden and sustained decrease in interest rates. Likewise, historically the potential positive impact on net interest income and net income of a sudden and sustained increase in interest rates has been reduced over a one-year period as a result of Fidelity’s liability sensitivity in the six month to one-year time frame. The gap analysis at June 30, 2005, reflects an asset sensitivity to six months and a liability sensitivity from six months to one year. The liability sensitivity from six months to one year increased somewhat as Fidelity experienced strong growth in construction, commercial and certain consumer loans with rates adjusting with changes in the prime rate, while extending deposit maturities in anticipation of rising interest rates. This slight shift in liability sensitivity from six months to one year was not considered by management to be significant. (See “Interest Rate Sensitivity.”)
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
     The interest rate sensitivity structure within Fidelity’s balance sheet at June 30, 2005, indicated a cumulative net interest sensitivity liability gap of 8.57% when projecting out one year. In the near term, defined as 90 days, Fidelity had a cumulative net interest sensitivity asset gap of 13.14% at June 30, 2005. When projecting forward six months, Fidelity had a net interest sensitivity asset gap of 4.70%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. Fidelity’s policy states that the cumulative gap at six months and one year should generally not exceed 15% and 10%, respectively. Fidelity was well within established tolerances at June 30, 2005. Fidelity’s interest rate shock analysis is generally considered to be a better indicator of interest rate risk. The most current interest rate shock analysis indicated that a decrease of 200 basis points in market rates of interest would negatively impact net interest income and net income by less than policy parameters of 5% and 15%, respectively. (See “Market Risk.”)
Earnings
     Net income for the quarters ended June 30, 2005 and 2004, was $2.6 million and $1.6 million, respectively. Basic earnings were $.28 per share for the second quarter of 2005 compared to $.19 per share for the same period in 2004, while diluted earnings per share were $.28 compared to $.18 per share for the same period in 2004.
     Net income for the six months ended June 30, 2005, was $4.8 million compared to net income of $3.1 million for the comparable period of 2004. Basic earnings were $.52 per share for the first six months of 2005 compared to $.35 per share for the same period in 2004, while diluted earnings per share were $.52 and $.34, respectively.
Net Interest Income
     Net interest income for the second quarter of 2005 was $9.7 million compared to $8.5 million for the same period in 2004, an increase of $1.2 million or 14.1%. The average balance of interest-earning assets increased $146 million or 13.3% to $1,245 million for the three months ended June 30, 2005, when compared to the same period in 2004. The yield on interest-earning assets for the second quarter of 2005 was 5.83%, an increase of 59 basis points when compared to the yield on interest-earning assets for the same period in 2004. The average balance of loans outstanding for the second quarter of 2005 increased $174 million or 19.3% to $1,076 million when compared to the same period in 2004. The yield on average loans outstanding for the period increased 60 basis points to 6.01% when compared to the same period in 2004 as a result of an increase in market rates of interest resulting in increased yields on variable rate loans and the origination of higher-yielding fixed and variable rate loans. The average balance of investment securities for the second quarter of 2005 decreased $26 million or 14.4% to $156 million when compared to the same period in 2004 due primarily to few purchases of investment securities as cash flows were utilized to fund strong higher-yielding loan growth, coupled with significant repayments on mortgage backed securities in the investment portfolio. The yield on average investment securities outstanding increased 3 basis points to 4.79% when compared to the same period in 2004.
     The average balance of interest-bearing liabilities increased $134 million or 14% to $1,092 million during the second quarter of 2005 and the rate on this average balance increased 65 basis points to 3.07% when compared to the same period in 2004. The 65 basis point increase in the cost of interest-bearing liabilities was somewhat greater than the 59 basis point increase in the yield on interest earning assets; however, the average balance of interest-earning assets was greater than the average balance of interest-bearing liabilities and resulted in a 2 basis point increase in the net interest margin to 3.16% in the second quarter of 2005 when compared to the same period last year. The decrease in the net interest margin during the second quarter of 2005 compared to the net interest margin for the first half of 2005 was primarily due to a special advertised premium rate time deposit program early in the second quarter which generated almost $50 million in time deposits with eleven month maturities to fund loan growth and to extend liability maturities during a period of rising interest rates.

     Net interest income for the first six months of 2005 was $19.3 million compared to $16.9 million for the same period in 2004, an increase of $2.4 million or 14.6%. The average balance of interest-earning assets increased $134 million or 12.4% to $1,216 million for the six months ended June 30, 2005, when compared to the same period in 2004. The yield on interest-earning assets for the first six months of 2005 was 5.75%, an increase of 45 basis points when compared to the yield on interest-earning assets for the same period in 2004. The average balance of loans outstanding for the first six months of 2005 increased $164 million or 18.6% to $1,046 million when compared to the same period in 2004. The yield on average loans outstanding for the period increased 45 basis points to 5.92% when compared to the same period in 2004 as a result of increases in market rates of interest. The average balance of investment securities decreased $26 million or 13.8% to $160 million when compared to the same period of 2004. The yield on average investment securities declined 3 basis points to 4.80% when compared to the same period in 2004.
     The average balance of interest-bearing liabilities increased $117 million or 12.4% to $1,063 million during the first six months of 2005 and the rate on this average balance increased 44 basis points to 2.89% when compared to the same period in 2004. The 44 basis point increase in the cost of interest-bearing liabilities was only 1 basis point less than the 45 basis point increase in the yield on interest-earning assets, but there was a 6 basis point increase in the net interest margin to 3.22% due to the greater volume of interest-earning assets. The net interest margin for the first half of 2005 was positively impacted due to growth in interest-earning assets with an average yield of 5.75% in the first half of 2005 as the average balance of loans increased and the average balance of lower-yielding investment securities declined.
Provision for Loan Losses
     The allowance for loan losses is established through provisions charged to operations. Such provisions are based on management’s and the Credit Review Department’s evaluations of the loan portfolio and outstanding commitments under current economic conditions, past loan loss experience, adequacy of underlying collateral, and such other factors which, in management’s judgment, deserve consideration in estimating loan losses. This analysis is separately performed for each major loan category. Loans are charged off when, in the opinion of management, such loans are deemed to be uncollectible. Subsequently, recoveries are added to the allowance.
     The evaluation of the loan portfolio results in an allocation of the allowance for loan losses by loan category. For all loan categories, historical loan loss experience adjusted for changes in the risk characteristics of each loan category, trends and other factors are used to determine the level of allowance required. Additional amounts are allocated based on the evaluation of the loss potential of individual troubled loans and the anticipated effect of current economic conditions on both individual loans and loan categories. Since the allocation is based on estimates and subjective judgment, it is not necessarily indicative of the specific amounts or loan categories in which losses may ultimately occur.
     In determining the allocated allowance, the consumer portfolios are treated as homogenous pools. Specific consumer loan types include direct and indirect automobile loans (both new and used), other revolving, residential first mortgage and home equity loans and lines of credit. The allowance for loan losses is allocated to the consumer loan types based on historical net charge-off rates adjusted for any current or anticipated changes in these trends. The commercial, commercial real estate and real estate construction loan portfolios are evaluated separately. Within this group, every nonperforming loan 90 days or more past due and with outstanding balances exceeding $50,000 and certain other performing loans deemed to have greater than normal risk characteristics as determined by management and Credit Review are reviewed for a specific allocation. The allowance is allocated within the commercial and construction portfolios based on a combination of historical loss rates, adjusted for those elements previously discussed, and regulatory guidelines.

     In determining the appropriate level for the allowance, management ensures that the overall allowance appropriately reflects a margin for the imprecision inherent in most estimates of expected credit losses. This additional allowance, if any, is reflected in the overall allowance.
     Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio. The provision for loan losses for the second quarter and the first six months of 2005 was $900,000 and $1.8 million, respectively, compared to $1.3 million and $2.5 million for the same periods in 2004. The decreases in the provisions in the second quarter and the first six months of 2005 were primarily due to improving loan quality as reflected in the decline in nonperforming assets, delinquencies, net charge-offs as a percentage of loans outstanding and the change in the loan mix as a result of the growth in real estate construction and other loan balances with historically higher relative credit quality attributes. (For additional information, see “Asset Quality”.). The ratio of net charge-offs to average loans on an annualized basis for the six months ended June 30, 2005, decreased to .21% compared to .35% for the same period in 2004. The ratio of net charge-offs to average loans for 2004 was .29%. The allowance for loan losses as a percentage of loans at June 30, 2005, was 1.22% compared to 1.27% and 1.23% at December 31, 2004 and June 30, 2004, respectively. The following schedule summarizes changes in the allowance for loan losses for the periods indicated (dollars in thousands):

	Six Months Ended		Year Ended
	June 30,		December 31,
	2005	2004	2004
Balance at beginning of period	$12,174	$9,920	$9,920
Charge-offs:
Commercial, financial and agricultural	90	181	384
Real estate-construction	—	—	—
Real estate-mortgage	63	412	454
Consumer installment	1,378	1,458	2,770

Total charge-offs	1,531	2,051	3,608

Recoveries:
Commercial, financial and agricultural	153	280	456
Real estate-construction	—	—	—
Real estate-mortgage	10	66	66
Consumer installment	303	265	540

Total recoveries	466	611	1,062

Net charge-offs	1,065	1,440	2,546
Provision for loan losses	1,800	2,500	4,800

Balance at end of period	$12,909	$10,980	$12,174

Ratio of net charge-offs to average loans	.21%	.35%	.29%

Allowance for loan losses as a percentage of loans at end of period	1.22%	1.23%	1.27%

     Consumer installment loan charge-offs in the first half of 2005 of $1.4 million were approximately $80,000 less than the same period in 2004, notwithstanding significant growth in outstanding balances, as already strong loan quality continued to show improvement. The ratio of net charge-offs to average consumer loans outstanding for the first half of 2005 was .43% compared to .56% for the same period in 2004. Consumer loan charge-offs represented 90.0% of total charge-offs for the first half of 2005.

Noninterest Income
     Noninterest income for the second quarter and the first six months of 2005 was $3.6 million and $6.8 million, respectively, compared to $3.7 million and $7.3 million, respectively, for the same periods in 2004, decreases of $105,000 and $530,000 or 2.9% and 7.3%, respectively. The decreases in revenues from service charges on deposit accounts, mortgage banking activities, indirect lending activities and SBA lending activities were partially offset by increases in revenues from brokerage activities and other noninterest income during the second quarter and the first six months of 2005 when compared to the same periods of 2004.
     Revenue from service charges on deposit accounts declined $112,000 and $188,000 or 9.6% and 8.4% to $1.1 million and $2.1 million, respectively, for the second quarter and the first six months of 2005 when compared to the same periods in 2004 due to certain reduced fees and charges as a result of adjustments to competitive deposit offerings, an improving economy resulting in fewer overdrafts, higher market rates of interest resulting in greater earnings credits on certain business checking accounts and modified customer behavior to avoid charges by more carefully monitoring balances.
     Revenue from mortgage banking activities for the second quarter and the first six months of 2005 decreased $280,000 and $221,000 or 40.6% and 23.0% to $410,000 and $742,000, respectively, compared to the same periods in 2004, due to reduced production volume and lower gains on sales of mortgage loans.
     Income from brokerage activities for the second quarter and the first six months of 2005 increased $112,000 and $110,000 or 71.3% and 30.2% to $269,000 and $474,000, respectively, when compared to the same periods in 2004. The increases were due primarily to additional brokers and an improving stock market, resulting in increased volume.
     Income from indirect lending activities, which includes both net gains from the sale of indirect automobile loans and servicing and ancillary loan fees on loans sold, for the second quarter and the first six months of 2005 decreased $249,000 and $329,000 or 23.7% and 15.2% to $804,000 and $1.8 million, respectively, compared to the same periods of 2004 due primarily to rising interest rates negatively impacting both the volume of and gains on indirect automobile loan sales. Indirect automobile loans serviced for others totaled $217 million and $220 million at June 30, 2005 and 2004, respectively, a decrease of $3 million or 1.3%, reflecting a decline in the volume of sales of indirect automobile loans with servicing retained during the first half of 2005 when compared to the same period of 2004. There were sales of $21 million of indirect automobile loans in the second quarter of 2005 and sales of $61 million in the first half of 2005, compared to sales of $50 million and $84 million for the same periods in 2004.
     Income from SBA lending activities, which includes both gains from the sale of SBA loans and servicing and ancillary fees on loans sold, for the second quarter and the first six months of 2005 decreased $4,000 and $300,000, respectively, to $101,000 and $155,000 when compared to the same periods in 2004. The declines were due to a lower level of SBA loan production in the first six months of 2005 compared to the same period in 2004, resulting in decreased sales activity.
     Gains on sales of securities during the first half of 2005 totaled $32,000 compared to $130,000 for the same period of 2004. The mortgage backed securities sold from the available-for-sale portfolio in 2005 consisted of odd lot, rapidly prepaying securities with declining balances and declining market values.
     Other operating income increased $367,000 and $437,000 to $582,000 and $860,000, respectively, in the second quarter and the first half of 2005 when compared to the same periods in 2004 primarily due to second quarter of 2005 increases in revenues on bank owned life insurance and insurance commissions earned by

LMIC, which began operations in the second quarter of 2005 and to a lesser extent due to increased revenues from several other sources including gains on sales of other real estate owned and revenue from an affiliation with a credit card service provider.
Noninterest Expense
     Noninterest expense was $8.5 million and $17.0 million for the second quarter and the six months ended June 30, 2005, respectively, compared to $8.5 million and $17.1 million, respectively, for the same periods in 2004, declines of .5% and .9%, respectively. Declines in 2005 expenses primarily related to furniture and equipment, net occupancy, other insurance expenses and other noninterest expenses, offset in part by increases primarily in salaries and employee benefits and professional and other services.
     Salaries and employee benefits expenses increased 6.3% and 5.1% or $272,000 and $454,000 to $4.6 million and $9.3 million, respectively, in the second quarter and the first six months of 2005 compared to the same periods in 2004. The increases were attributable to incentive and cost of living compensation increases and an increase in the cost of benefits to include health and dental insurance, offset somewhat by the increased deferral of direct costs related to loans originated in the first half of 2005 compared to the same period in 2004. Full-time equivalent employees totaled 330 at June 30, 2005, compared to 345 at June 30, 2004.
     Furniture and equipment declined $120,000 and $94,000 to $634,000 and $1.4 million, respectively, in the second quarter and first half of 2005 when compared to the same periods in 2004 primarily due to disposals of furniture and equipment in January 2005 in conjunction with the consolidation of office space in the operations center.
     Net occupancy decreased $190,000 and $213,000 to $792,000 and $1.6 million, respectively, in the second quarter and the first six months of 2005 compared to the same periods in 2004 due to the consolidation of office space under new leases at the corporate headquarters during the first quarter of 2004 and at the operations center beginning January 1, 2005.
     Professional and other services increased $180,000 and $284,000 or 33.6% and 25.6% to $715,000 and $1.4 million, respectively, for the second quarter and the first six months of 2005 compared to the same periods in 2004. The increases were primarily due to increased costs associated with Sarbanes-Oxley compliance activities.
     Other insurance expenses, including all insurance other than that related to employees and classified as benefits expense, decreased $96,000 or 50.0% to $96,000 in the second quarter of 2005 compared to the same period of 2004. Other insurance expenses decreased $288,000 or 55.8% to $228,000 for the first half of 2005 when compared to the same period in 2004. The insurance renewal for the period April 2005 through March 2006 was finalized and the annual cost was reduced significantly due to competitive pricing and followed a substantial decrease in the April 2004 through March 2004 renewal cost due to resolved legal and regulatory issues related to brokerage and trust activities and the divestiture of certain lines of business in 2002.
     Other operating expenses decreased $208,000 to $2.1 million in the first six months of 2005 when compared to the same period in 2004. The decrease was primarily due to economy and efficiency measures initiated during 2004, reduced expenses due to declines in certain loan servicing and mortgage loan production costs and reduced advertising and promotion expenses.

Provision for Income Taxes
     The provision for income taxes for the second quarter and first six months of 2005 was $1.4 million and $2.5 million, respectively, compared to $728,000 and $1.4 million for the same periods in 2004, with the increases in 2005 due primarily to increases in income before taxes. The effective tax rate for the first six months of 2005 and 2004 was 34.6% and 31.8%, respectively. The effective tax rate for the first six months of 2005 was greater than that for the same period last year due to the growth in income before taxes in the first half of 2005, which reduced the favorable impact of nontaxable income in the first six months of 2005 relative to that for 2004 and due to the accrual of a portion of the anticipated additional 1% Federal tax on income before taxes in excess of $10.0 million.
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
ITEM 4 — CONTROLS AND PROCEDURES
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

Changes in Internal Control over Financial Reporting
     There has been no change in Fidelity’s internal control over financial reporting during the three months ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, Fidelity’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
     Fidelity is a party to claims and lawsuits arising in the course of normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of June 30, 2005, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on Fidelity’s results of operations or financial condition.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There was one matter submitted to a vote of security holders at Fidelity’s annual meeting of shareholders held on April 28, 2005.
     The election of eight directors to serve until the next annual meeting of shareholders and until their successors are elected and qualified. There were 9,168,132 shares of Common Stock of Fidelity eligible to be voted at the Annual Meeting and 8,011,366 shares were represented at the meeting by the holders thereof, which constituted a quorum. The number of votes for the election of the directors was as follows:

Director	Votes Cast For	Votes Withheld
James B. Miller, Jr.	7,714,766	296,600
David R. Bockel	7,864,054	147,312
Edward G. Bowen, M.D.	7,735,426	275,940
Kevin S. King	7,735,426	275,940
H. Palmer Proctor, Jr.	7,735,891	275,475
Robert J. Rutland	7,850,602	160,764
W. Clyde Shepherd, III	7,846,219	165,147
Rankin M. Smith, Jr.	7,862,709	148,657
ITEM 5 — OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
(a) Exhibits. The following exhibits are filed as part of this Report.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY SOUTHERN CORPORATION
(Registrant)

Date: August 8, 2005	BY:	/S/ James B. Miller, Jr. James B. Miller, Jr.
Chief Executive Officer

Date: August 8, 2005	BY:	/S/ M. Howard Griffith, Jr. M. Howard Griffith, Jr.
Chief Financial Officer