Form 10-Q
period 2005-09-30
FIDELITY SOUTHERN CORP
filed 2005-11-09
CIK 822662

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 31, 2005

Common Stock, no par value	9,178,115

FIDELITY SOUTHERN CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1 — CONSOLIDATED FINANCIAL STATEMENTS
FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
(Dollars in thousands)	2005	2004
Assets
Cash and due from banks	$23,360	$23,445
Interest-bearing deposits with banks	438	1,020
Federal funds sold	47,421	9,274
Investment securities available-for-sale (amortized cost of $106,858 and $114,304 at September 30, 2005, and December 31, 2004, respectively)	105,032	114,137
Investment securities held-to-maturity (approximate fair value of $46,955 and $52,250 at September 30, 2005, and December 31, 2004, respectively)	47,268	51,913
Loans held-for-sale	29,731	34,063
Loans	1,087,756	961,226
Allowance for loan losses	(13,100)	(12,174)

Loans, net	1,074,656	949,052
Premises and equipment, net	13,630	13,512
Other real estate	433	665
Accrued interest receivable	5,937	5,233
Other assets	32,361	21,403

Total assets	$1,380,267	$1,223,717

Liabilities
Deposits
Noninterest-bearing demand deposits	$113,564	$116,420
Interest-bearing deposits:
Demand and money market	217,366	251,308
Savings	169,734	126,761
Time deposits, $100,000 and over	231,887	201,780
Other time deposits	372,928	320,108

Total deposits	1,105,479	1,016,377
Federal Home Loan Bank short-term borrowings	30,000	14,000
Other short-term borrowings	73,202	38,212
Subordinated debt	46,908	36,598
Other long-term debt	34,000	34,000
Accrued interest payable	3,818	2,864
Other liabilities	2,465	2,857

Total liabilities	1,295,872	1,144,908

Shareholders’ Equity
Common stock, no par value. Authorized 50,000,000; issued 9,182,828 and 9,130,689; outstanding 9,177,779 and 9,120,135 at September 30, 2005, and December 31, 2004, respectively	43,671	42,725
Treasury stock	(32)	(66)
Accumulated other comprehensive loss, net of tax benefit	(1,132)	(103)
Retained earnings	41,888	36,253

Total shareholders’ equity	84,395	78,809

Total liabilities and shareholders’ equity	$1,380,267	$1,223,717

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(Dollars in thousands except per share data)	2005	2004	2005	2004
Interest income
Loans, including fees	$47,709	$36,986	$17,091	$13,095
Investment securities	5,662	6,656	1,805	2,180
Federal funds sold	181	74	65	16
Deposits with other banks	21	11	6	3

Total interest income	53,573	43,727	18,967	15,294

Interest expense
Deposits	19,613	13,688	7,500	4,782
Short-term borrowings	1,170	518	400	112
Subordinated debt	2,788	2,292	993	777
Other long-term debt	883	1,084	298	364

Total interest expense	24,454	17,582	9,191	6,035

Net interest income	29,119	26,145	9,776	9,259
Provision for loan losses	2,500	3,600	700	1,100

Net interest income after provision for loan losses	26,619	22,545	9,076	8,159

Noninterest income
Service charges on deposit accounts	3,066	3,440	1,008	1,194
Other fees and charges	1,103	845	493	294
Mortgage banking activities	1,051	1,467	309	504
Brokerage activities	724	482	250	118
Indirect lending activities	3,054	3,303	1,222	1,142
SBA lending activities	247	692	92	237
Securities gains, net	32	300	—	170
Other	1,428	681	568	258

Total noninterest income	10,705	11,210	3,942	3,917

Noninterest expense
Salaries and employee benefits	14,037	13,263	4,749	4,429
Furniture and equipment	2,027	2,225	653	757
Net occupancy	2,502	2,709	853	847
Communication expenses	1,034	1,044	357	317
Professional and other services	2,065	1,704	673	596
Stationary, printing and supplies	461	502	160	164
Other insurance expense	305	647	77	131
Other	3,329	3,471	1,261	1,195

Total noninterest expense	25,760	25,565	8,783	8,436

Income before income tax expense	11,564	8,190	4,235	3,640
Income tax expense	4,005	2,719	1,470	1,273

Net Income	$7,559	$5,471	$2,765	$2,367

Earnings per share:
Basic earnings per share	$.82	$.61	$.30	$.26

Diluted earnings per share	$.82	$.60	$.30	$.26

Dividends declared per share	$.21	$.15	$.07	$.05

Weighted average common shares outstanding-basic	9,166,164	8,964,812	9,174,711	9,029,075

Weighted average common shares outstanding-fully diluted	9,220,574	9,061,956	9,229,071	9,096,141

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2005	2004
Operating Activities
Net income	$7,559	$5,471
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,500	3,600
Depreciation and amortization of premises and equipment	1,468	1,499
Securities gains, net	(32)	(300)
Gain on loan sales	(884)	(1,853)
Proceeds from sales of other real estate	372	489
Gain on sales of other real estate	(30)	(46)
Net decrease in loans held-for-sale	4,332	7,165
Net (increase) decrease in accrued interest receivable	(704)	78
Net increase (decrease) in accrued interest payable	954	(526)
Net increase in other assets	(958)	(1,306)
Net (decrease) increase in other liabilities	(392)	2,483
Other	630	101

Net cash flows provided by operating activities	14,815	16,855

Investing Activities
Purchases of investment securities held-to-maturity	(1,291)	(11,763)
Purchases of investment securities available-for-sale	(9,997)	(5,909)
Maturities of investment securities held-to-maturity	5,936	3,908
Sales of investment securities available-for-sale	1,592	7,029
Maturities of investment securities available-for-sale	15,882	21,875
Purchases of bank owned life insurance	(10,000)	(1,571)
Net increase in loans	(237,672)	(259,836)
Purchases of premises and equipment	(1,586)	(553)
Proceeds from sales of loans	110,343	123,876

Net cash flows used in investing activities	(126,793)	(122,944)

Financing Activities
Net increase in demand deposits, money market accounts, and savings accounts	6,175	75,057
Net increase in time deposits	82,927	42,713
Net increase (decrease) in short-term borrowings	50,990	(13,296)
Net increase in long-term borrowings	10,310	673
Dividends paid	(1,925)	(1,342)
Proceeds from the issuance of common stock	981	2,173

Net cash flows provided by financing activities	149,458	105,978

Net increase (decrease) in cash and cash equivalents	37,480	(111)

Cash and cash equivalents, beginning of period	33,739	40,016

Cash and cash equivalents, end of period	$71,219	$39,905

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$23,500	$18,108

Income taxes	$4,717	$2,200

Non-cash transfers to other real estate	$167	$208

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2005
Note A — Basis of Presentation
     The accompanying unaudited consolidated financial statements include the accounts of Fidelity Southern Corporation and its wholly owned subsidiaries (collectively “Fidelity”). Fidelity Southern Corporation (“FSC”) owns 100% of Fidelity Bank (the “Bank”), four subsidiaries established to issue trust preferred securities, and LionMark Insurance Company (“LMIC”), an insurance agency which began operations in June 2005 and offers certain credit related insurance products. These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles followed within the financial services industry for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements.
     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods covered by the statements of income. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate or other assets acquired in connection with foreclosures or in satisfaction of loans. In addition, the actual lives of certain amortizable assets and income items such as capitalized excess servicing rights are estimates subject to change. Fidelity principally operates in one business segment, which is community banking.
     In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. All such adjustments are normal recurring accruals. Certain prior period amounts have been reclassified to conform to current year presentation. These reclassifications had no impact on net income or shareholders’ equity. Fidelity’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, Fidelity follows the same basic accounting policies and considers each interim period as an integral part of an annual period. There were no new accounting policies or changes to existing policies adopted in the first nine months of 2005, which had a significant effect on the results of operations or statement of financial condition. Operating results for the three and nine month periods ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Fidelity’s Annual Report on Form 10-K and its Annual Report to shareholders for the year ended December 31, 2004.
Note B — Shareholders’ Equity
     The Board of Governors of the Federal Reserve (the “FRB”) is the principal regulator of FSC, a bank holding company and its wholly owned insurance agency, LMIC. The Bank is a state chartered commercial bank subject to Federal and state statutes applicable to banks chartered under the banking laws of the State of Georgia, to members of the Federal Reserve System and to banks whose deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank is principally regulated by the Georgia Department of Banking and Finance (the “GDBF”) and the FDIC. At periodic intervals, the GDBF and the FDIC (the Bank’s primary Federal regulator) examine and evaluate the financial condition, operations and policies and procedures of the Bank as part of their legally prescribed oversight responsibilities.

     The FRB, the FDIC and the GDBF have established capital requirements as a function of their oversight of bank holding companies and state chartered banks. Each bank holding company and each bank must maintain certain minimum capital ratios.
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
Note C— Contingencies
     Fidelity is party to claims and lawsuits arising in the course of normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of September 30, 2005, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on Fidelity’s results of operations or financial condition.

Note D — Comprehensive Income (Loss)
     Fidelity’s comprehensive income (loss) items include net income and other comprehensive gain (loss) related to unrealized gains and losses on investment securities classified as available-for-sale and reclassification adjustments for gains and losses on securities sales and calls included in net income. All other comprehensive gain (loss) items are tax effected at a rate of 38%. During the third quarter of 2005, other comprehensive loss net of tax benefit was $1.2 million. Other comprehensive gain net of tax was $1.6 million for the comparable period of 2004. Comprehensive income for the third quarter of 2005 was $1.6 million compared to comprehensive income of $3.9 million for the same period in 2004. Other comprehensive loss net of tax benefit was $1.0 million for the first nine months of 2005 compared to an other comprehensive gain net of tax of $.1 million for the same period in 2004. Comprehensive income for the first nine months of 2005 was $6.5 million compared to comprehensive income of $5.6 million for the same period in 2004.
Note E — Stock Based Compensation
     Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards (“SFAS”) No. 123 and No. 148 and has been determined as if Fidelity had accounted for its employee stock options under the fair value method of those statements. The effects of applying SFAS No. 123 and No. 148 for providing pro forma disclosures are not likely to be representative of the effects on reported net income for future periods. (See Note F — “Recent Accounting Pronouncements.”)
     The following schedule reflects the pro forma results for the nine month and three month periods ended September 30, 2005 and 2004, respectively (dollars in thousands except per share data):

	Nine Months Ended			Three Months Ended
	September 30, 2005 and 2004			September 30, 2005 and 2004
	Net	Net Income Per Share		Net	Net Income Per Share
	Income	Basic	Diluted	Income	Basic	Diluted
September 30, 2005
As reported	$7,559	$.82	$.82	$2,765	$.30	$.30
Stock based compensation, net of related tax effect	(19)	—	—	(8)	—	—

Pro forma	$7,540	$.82	$.82	$2,757	$.30	$.30

September 30, 2004
As reported	$5,471	$.61	$.60	$2,367	$.26	$.26
Stock based compensation, net of related tax effect	(60)	(.01)	(.01)	(20)	—	—

Pro forma	$5,411	$.60	$.59	$2,347	$.26	$.26

     During the first nine months of 2005, 45,000 vested incentive stock options were exercised and shares issued at a price of approximately $7.06 per share. During that same period 21,905 incentive stock options were granted at an average price of $16.44.
Note F — Recent Accounting Pronouncements
     In December 2004, FASB issued SFAS No. 123-R, “Share-Based Payment (Revised 2004)” (“SFAS 123-R”), which is a revision of SFAS 123. SFAS 123-R supercedes APB No. 25 and amends SFAS No. 95, “Statement of Cash Flows” and establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. Fidelity expects to adopt SFAS 123-R using the modified prospective method (“modified prospective application”), which will require the recognition of expense over the remaining vesting period for the portion of awards not fully vested as of January 1, 2006. Fidelity does not expect the adoption of SFAS 123-R to have a significant impact on its financial position or results of operations. Under the modified prospective application, SFAS 123-R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. The attribution of compensation costs for earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Based on the stock-based compensation awards outstanding at September 30, 2005, the adoption of SFAS 123-R will result in an annualized pre-tax expense of approximately $52,000 and have an insignificant effect on Fidelity’s operations and financial condition. Future levels of compensation costs recognized related to stock-based compensation awards may be impacted by new awards and/or modifications, repurchases, and cancellations of existing awards before and after the adoption of the standard.
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
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Critical Accounting Policies
     The accounting and reporting policies of Fidelity are in accordance with U.S. generally accepted accounting principles and conform to general practices within the banking industry. Fidelity’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Assumptions applied in the application of these policies, or results or conditions significantly different from those applied could result in material changes in Fidelity’s consolidated financial position and/or consolidated results of operations. The more critical accounting and reporting policies include those related to the allowance for loan losses, loan related revenue and cost recognition to include excess servicing rights, other real estate owned and income taxes. Fidelity’s accounting policies are fundamental to understanding its consolidated financial position and consolidated results of operations. Significant accounting policies have been periodically discussed with and reviewed and approved by the Audit Committee of the Board of Directors.
     Fidelity’s critical accounting policies, those that are highly dependent on estimates, assumptions and judgment, are substantially unchanged from the descriptions included in the notes to consolidated financial statements in Fidelity’s Annual Report on Form 10-K for the year ended December 31, 2004.
     The following analysis reviews important factors affecting Fidelity’s financial condition at September 30, 2005, compared to December 31, 2004, and compares the results of operations for the three month and nine month periods ended September 30, 2005 and 2004. These comments should be read in conjunction with Fidelity’s consolidated financial statements and accompanying notes appearing in this report and the “Risk Factors” set forth in Fidelity’s Annual Report on Form 10-K for the year ended December 31, 2004.
Assets
     Total assets were $1,380 million at September 30, 2005, compared to $1,224 million at December 31, 2004, an increase of $156 million, or 12.8%. During the first nine months of 2005, loans increased $126 million or 13.2% to $1,088 million and loans held-for-sale decreased $4 million or 12.7% to $30 million at September 30, 2005. The 12.3% increase in total loans to $1,117 million was a result of the significant growth in commercial loans of $12 million or 6.3% to $196 million, the growth in residential real estate construction loans of $27 million or 16.9% to $189 million, the growth in consumer installment loans, including indirect automobile loans held-for-sale of $66 million or 12.7% to $587 million and the growth in mortgage loans, including mortgage loans held-for-sale, of $17 million or 13.3% to $145 million. The growth in loans reflects in part Fidelity’s strategic focus on and commitment to grow the core loan portfolio significantly while also increasing the profitable origination and sale of indirect automobile loans, Small Business Administration (“SBA”) loans and residential mortgage loans. Commercial real estate mortgage loans, a component of commercial loans, increased 3.0% to $102 million during the first nine months of 2005.

     Indirect automobile loan production for the first nine months of 2005 was $365 million compared to $356 million for the same period in 2004, a $9 million or 2.5% increase, while sales totaled $105 million compared to $127 million for the same period in 2004.
     The following schedule summarizes Fidelity’s total loans at September 30, 2005, and December 31, 2004 (dollars in thousands):

	September 30,	December 31,
	2005	2004
Total Loans:
Commercial	$196,248	$184,612
Real estate — construction	189,611	162,176
Real estate — mortgage	143,267	123,948
Consumer installment	558,630	490,490

Loans	1,087,756	961,226
Loans held-for-sale:
Residential mortgage loans	1,731	4,063
Indirect automobile loans	28,000	30,000

Total loans held-for-sale	29,731	34,063

Total loans	$1,117,487	$995,289

     Federal funds sold increased $38 million to $47 million at September 30, 2005, when compared to balances at December 31, 2004 to meet GDBF liquidity guidelines.
Asset Quality
     The following schedule summarizes Fidelity’s asset quality position at September 30, 2005, and December 31, 2004 (dollars in thousands):

	September 30,		December 31,
	2005		2004
Nonperforming assets:
Nonaccrual loans	$3,355		$1,578
Repossessions	817		625
Other real estate	433		665

Total nonperforming assets	$4,605		$2,868

Loans 90 days past due and still accruing	$—		$2

Allowance for loan losses	$13,100		$12,174

Ratio of loans past due and still accruing to loans	—%		—%

Ratio of nonperforming assets to total loans and repossessions	.41%		.29%

Allowance to period-end loans	1.20%		1.27%

Allowance to nonaccrual loans and repossessions (coverage ratio)	3.14	x	5.53	x

     The above schedule and the discussion in “Provision for Loan Losses” continue to show an ongoing improvement in asset quality through the continued reduction in delinquencies and net charge-offs. The increases in nonaccrual loans and nonperforming assets are primarily attributable to a single commercial credit of $1.7 million. This decline in the credit was taken into consideration in determining the provision for loan losses at September 30, 2005.
     Management is not aware of any potential problem loans other than those disclosed in the table above and certain other classified loans for which specific allocations of the allowance for loan losses have been provided, which would have a material adverse impact on asset quality.
     Investment securities decreased $13.8 million or 8.3% to $152.3 million at September 30, 2005, compared to December 31, 2004. This decline was primarily due to regular principal payments on mortgage backed securities, supplemented by the sale of approximately $1.6 million in principal value of rapidly prepaying odd lot mortgage backed securities for a gain of $32,000 in the first half of 2005, offset in part by the purchase for the available-for-sale portfolio of $10 million in agency callable notes. The only other security purchases during the first nine months of 2005 were in the held-to-maturity portfolio and consisted of purchases of additional Federal Home Loan Bank (“FHLB”) stock to support borrowings and the purchase of the common stock of the trust preferred entity created during the first quarter of 2005.
     Other assets increased $11 million or 51.2% to $32 million at September 30, 2005, compared to December 31, 2004, due primarily to the purchase of $10 million in additional bank owned life insurance and the increase in related cash surrender values for all bank owned life insurance resulting in a total balance of $24 million in bank owned life insurance at September 30, 2005. The annualized average tax equivalent return on the tax advantaged bank owned life insurance was 7.38% for the quarter ended September 30, 2005, and reported in other income.
Deposits
     Total deposits at September 30, 2005, were $1,105 million compared to $1,016 million at December 31, 2004, an $89 million or 8.8% increase. Savings deposits increased $43 million or 33.9% to $170 million. Time deposits $100,000 and over and other time deposits at September 30, 2005, totaled $605 million compared to $522 million at December 31, 2004, an increase of $83 million or 15.9%. Noninterest-bearing demand deposits decreased $3 million or 2.5% to $114 million. Interest-bearing demand and money market accounts declined $34 million or 13.5% to $217 million. The increases in savings and in time deposits were in large measure due to an advertised eleven month maturity time deposit and a premium rate savings account program during the second quarter of 2005 to provide funding for significant loan growth. The decline in interest-bearing demand and money market accounts was in part due to the decline in balances of accounts opened in the second and third quarters of 2004 which were provided a guaranteed premium rate for a six month period. At the end of the guarantee period and during a period of increasing market rates of interest, some account balances moved to alternative investments, including Fidelity’s savings and time deposit products. As market rates of interest and, therefore, the yields on competing financial institution instruments and other financial investments have continued to increase, the interest costs related to the retention of deposits and acquisition of new deposits to fund significant loan growth, coupled with a relatively flat yield curve, is resulting in the compression of the net interest margin and pressure on net interest income. (See “Net Interest Income.”)
Short-term Borrowings
     Federal Home Loan Bank of Atlanta (“FHLB”) short-term borrowings totaled $30 million at September 30, 2005, priced at a daily rate comparable in cost to overnight Federal funds purchased, collateralized by loans pledged. Short-term FHLB borrowings increased $16 million during the first nine months of 2005, primarily to provide liquidity. Other short-term borrowings at September 30, 2005, totaling $73 million consisted of $25 million in overnight Federal funds purchased, $37 million in overnight repurchase agreements with commercial transaction account customers and $11 million of collateralized debt maturing during 2005.
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
     The following schedule summarizes Fidelity’s subordinated debt at September 30, 2005, and December 31, 2004 (dollars in thousands):

			Subordinated Debt(2)
Trust			Sept. 30,	Dec. 31,
Preferred	Issued(1)	Par	2005	2004	Interest Rate
FNCCTI	March 8, 2000	$10,500	$10,825	$10,825	Fixed @ 10.875%
FidNCTI	July 19, 2000	10,000	10,309	10,309	Fixed @ 11.045%
FSCSTI	June 26, 2003	15,000	15,464	15,464	Variable @ 7.061%(3)
FSCSTII	March 17, 2004	10,000	10,310	—	Variable @ 5.776%(4)

		$45,500	$46,908	$36,598

1.	Each trust preferred security has a final maturity thirty years from the date of issuance.

2.	Includes investments in the common stock of these entities.

3.	Reprices quarterly at a rate 310 basis points over three month LIBOR.

4.	Reprices quarterly at a rate 189 basis points over three month LIBOR.
Other Long-Term Debt
     In November and December of 2003, a total of approximately $70 million in fixed rate Agency mortgage backed securities was purchased, funded in part with $45 million in laddered two year through five year maturity long-term fixed rate borrowings utilizing a portion of the securities purchased as collateral for the debt. The laddered fixed rate collateralized borrowings totaled $11 million in each of two year, three year and four year maturities and totaled $12 million in five year maturities. The $11 million of two year obligations mature during 2005 and are included in other short-term borrowings. (See “Short-term Borrowings.”)
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

     Sources of liquidity include cash and cash equivalents, net of Federal requirements to maintain reserves against deposit liabilities; investment securities eligible for sale or pledging to secure borrowings from dealers and customers pursuant to securities sold under agreements to repurchase (“repurchase agreements”); loan repayments; loan sales; deposits and certain interest-sensitive deposits; a collateralized line of credit at the Federal Reserve Bank of Atlanta Discount Window; a collateralized line of credit with the FHLB; and borrowings under both unsecured and secured overnight Federal funds lines available from correspondent banks. In addition to interest rate-sensitive deposits, the Bank’s principal demand for liquidity is anticipated fundings under credit commitments to customers.
     Management seeks to maintain a stable net liquidity position while optimizing operating results. Key management meets regularly to review Fidelity’s current and projected net liquidity position and to review actions taken by management to achieve this liquidity objective.
     As of September 30, 2005, Fidelity had unused sources of liquidity in the form of unused unsecured Federal funds lines totaling $22 million, unpledged securities with a market value of $4 million, brokered deposits available through investment banking firms and significant additional FHLB and FRB lines of credit, subject to available qualifying collateral.
Shareholders’ Equity
     Shareholders’ equity was $84 million and $79 million at September 30, 2005, and December 31, 2004, respectively. Shareholders’ equity as a percent of total assets was 6.1% at September 30, 2005, compared to 6.4% at December 31, 2004, with the percentage decline due to asset growth and an increase in accumulated other comprehensive loss consisting of unrealized loss on investment securities. At September 30, 2005, and December 31, 2004, Fidelity exceeded all capital ratios required by the FRB to be considered well capitalized, as reflected in the following schedule:

	FRB Regulations		Fidelity Ratios
	Adequately	Well	September 30,	December 31,
	Capitalized	Capitalized	2005	2004
Capital Ratios:

Leverage	3.00%	5.00%	8.64%	8.74%
Risk-Based Capital
Tier I	4.00	6.00	9.45	9.88
Total	8.00	10.00	11.96	11.91
     The table below sets forth the capital requirements for the Bank under FDIC regulations as well as the Bank’s capital ratios at September 30, 2005 and December 31, 2004, respectively:

	FDIC Regulations		Bank Ratios
	Adequately	Well	September 30,	December 31,
	Capitalized	Capitalized	2005	2004
Capital Ratios:

Leverage	4.00%	5.00%	8.35%	8.27%
Risk-Based Capital
Tier I	4.00	6.00	9.12	9.34
Total	8.00	10.00	11.06	11.45

     During the nine month period ended September 30, 2005, Fidelity declared and paid dividends on its common stock of $.21 per share totaling $1.9 million, which represented a 40% increase in dividends paid per share when compared to the same period in 2004. (For additional information see Note B — “Shareholders’ Equity”.)
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

     Fidelity has historically been asset sensitive to six months; however, it has been slightly liability sensitive from six months to one year, mitigating in part the potential negative impact on net interest income and net income over a full year from a sudden and sustained decrease in interest rates. Likewise, historically the potential positive impact on net interest income and net income of a sudden and sustained increase in interest rates has been reduced over a one-year period as a result of Fidelity’s liability sensitivity in the six month to one-year time frame. The gap analysis at September 30, 2005, reflects an asset sensitivity to six months and a liability sensitivity from six months to one year. The liability sensitivity from six months to one year decreased somewhat from June 30, 2005, as Fidelity experienced strong growth in savings deposits and time deposits maturing in one year or less as customers elected to purchase short maturities in anticipation of rising rates of interest. This slight shift in liability sensitivity from six months to one year was not considered by management to be significant. (See “Interest Rate Sensitivity.”)
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
     The interest rate sensitivity structure within Fidelity’s balance sheet at September 30, 2005, indicated a cumulative net interest sensitivity liability gap of 5.66% when projecting out one year. In the near term, defined as 90 days, Fidelity had a cumulative net interest sensitivity asset gap of 8.27% at September 30, 2005. When projecting forward six months, Fidelity had a net interest sensitivity asset gap of 4.14%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. Fidelity’s policy states that the cumulative gap at six months and one year should generally not exceed 15% and 10%, respectively. Fidelity was well within established tolerances at September 30, 2005. Fidelity’s interest rate shock analysis is generally considered to be a better indicator of interest rate risk. The most current interest rate shock analysis indicated that a decrease of 200 basis points in market rates of interest would negatively impact net interest income and net income by significantly less than policy parameters of 5% and 15%, respectively, while an increase of 200 basis points in market rates of interest would have a modestly positive effect on both. (See “Market Risk.”)

Earnings
     Net income for the quarters ended September 30, 2005 and 2004, was $2.8 million and $2.4 million, respectively. Basic and diluted earnings per share were $.30 for the third quarter of 2005 compared to $.26 for the same period in 2004.
     Net income for the nine months ended September 30, 2005, was $7.6 million compared to net income of $5.5 million for the comparable period of 2004. Basic earnings were $.82 per share for the first nine months of 2005 compared to $.61 per share for the same period in 2004, while diluted earnings per share were $.82 and $.60, respectively.
Net Interest Income
     Net interest income for the third quarter of 2005 was $9.8 million compared to $9.3 million for the same period in 2004, an increase of $.5 million or 5.6%. The average balance of interest-earning assets increased $121 million or 10.6% to $1,261 million for the three months ended September 30, 2005, when compared to the same period in 2004. The yield on average interest-earning assets for the third quarter of 2005 was 5.98%, an increase of 63 basis points when compared to the yield on average interest-earning assets for the same period in 2004. The average balance of loans outstanding for the third quarter of 2005 increased $148 million or 15.5% to $1,103 million when compared to the same period in 2004. The yield on average loans outstanding for the period increased 69 basis points to 6.17% when compared to the same period in 2004 as a result of an increase in market rates of interest resulting in increased yields on variable rate loans and the origination of higher-yielding fixed and variable rate loans. These increases in yield are in large part directly attributable to continued actions by the Federal Reserve which have resulted in eleven increases in the prime rate totaling 2.75% since June 2004.
     The average balance of investment securities for the third quarter of 2005 decreased $29 million or 16.1% to $151 million when compared to the same period in 2004 due primarily to few purchases of investment securities as the cash flows from repayments were utilized to fund strong higher-yielding loan growth. The yield on average investment securities outstanding increased 1 basis point to 4.77% when compared to the same period in 2004 due to the minimal purchases of investment securities during 2005 year-to-date due in part to the flattening of the yield curve.
     The average balance of interest-bearing liabilities increased $122 million or 12.3% to $1,112 million during the third quarter of 2005 and the rate on this average balance increased 86 basis points to 3.29% when compared to the same period in 2004. The 86 basis point increase in the cost of interest-bearing liabilities was 23 basis points greater than the 63 basis point increase in the yield on interest-earning assets; however, the average balance of interest-earning assets was significantly greater than the average balance of interest-bearing liabilities and resulted in only a 16 basis point decrease in the net interest margin to 3.09% in the third quarter of 2005 when compared to the same period last year. The decrease in the net interest margin during the third quarter of 2005 compared to the net interest margin for the same quarter of 2004 was primarily due to continuing increases in market rates of interest, resulting in higher rates paid on competing financial instruments, including those of other financial institutions, thus requiring increasing interest costs to retain deposits and acquire additional deposits to fund significant loan growth.
     Net interest income for the first nine months of 2005 was $29.1 million compared to $26.1 million for the same period in 2004, an increase of $3.0 million or 11.4%. The average balance of interest-earning assets increased $130 million or 11.8% to $1,231 million for the nine months ended September 30, 2005, when compared to the same period in 2004. The yield on average interest-earning assets for the first nine months of 2005 was 5.83%, an increase of 51 basis points when compared to the yield on average interest-earning assets for the same period in 2004. The average balance of loans outstanding for the first nine months of 2005 increased $158 million or 17.5% to $1,065 million when compared to the same period in 2004. The yield on average loans outstanding for the period increased 53 basis points to 6.0% when compared to the same period in 2004 as a result of increases in market rates of interest. The average balance of investment securities decreased $27 million or 14.6% to $157 million when compared to the same period of 2004. The yield on average investment securities declined 4 basis points to 4.79% when compared to the same period in 2004.
     The average balance of interest-bearing liabilities increased $119.0 million or 12.4% to $1,080 million during the first nine months of 2005 and the rate on this average balance increased 59 basis points to 3.03% when compared to the same period in 2004. The 59 basis point increase in the cost of average interest-bearing liabilities was 8 basis point higher than the 51 basis point increase in the yield on average interest-earning assets, but there was only a 2 basis point decrease in the net interest margin to 3.17%. The net interest margin for the first nine months of 2005 was positively impacted due to growth in average interest-earning assets with an average yield of 5.83% in the first nine months of 2005 as the average balance of loans increased significantly, while the average balance of lower-yielding investment securities declined.
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
     The evaluation of the loan portfolio results in an allocation of the allowance for loan losses by loan category. For all loan categories, historical loan loss experience adjusted for changes in the risk characteristics of each loan category, trends and other factors are used to determine the level of allowance required. Additional amounts are specifically allocated based on the evaluation of the loss potential of individual troubled loans and the anticipated effect of current economic conditions on both individual loans and loan categories. Since the allocation is based on estimates and subjective judgment, it is not necessarily indicative of the specific amounts or loan categories in which losses may ultimately occur.
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
     Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio. The provision for loan losses for the third quarter and the first nine months of 2005 was $700,000 and

$2.5 million, respectively, compared to $1.1 million and $3.6 million for the same periods in 2004. The decreases in the provisions in the third quarter and the first nine months of 2005 were primarily due to improving overall loan quality as reflected in the decline in delinquencies, net charge-offs as a percentage of loans outstanding and the change in the loan mix as a result of the growth in real estate construction and other loan balances with historically higher relative credit quality attributes. (For additional information, see “Asset Quality”.). The ratio of net charge-offs to average loans on an annualized basis for the nine months ended September 30, 2005, decreased to .20% compared to .31% for the same period in 2004. The ratio of net charge-offs to average loans for 2004 was .29%. The allowance for loan losses as a percentage of loans at September 30, 2005, was 1.20% compared to 1.27% and 1.24% at December 31, 2004 and September 30, 2004, respectively.
     The year-to-date 2005 improvement in net charge-offs was in large part the result of improved overall asset quality, resulting in a decline in charge-offs. The decrease in consumer installment loan net charge-offs was primarily due to the significant reduction in indirect automobile delinquencies and repossessions even as the volume of consumer installment loans outstanding significantly increased. The Federal bankruptcy laws were revised in mid-October 2005, making it significantly more difficult to avoid repayment of debt through bankruptcy filings. As anticipated, notice of filings increased significantly in September and October as a result of the bankruptcy law changes, and it is anticipated that consumer installment loan charge-offs will increase during the fourth quarter as a result. This increase was considered in the review of the adequacy of the allowance for loan losses at September 30, 2005, and management believes the increased charge-offs will have no significant effect on the provision for loan losses in the fourth quarter of 2005.
     The following schedule summarizes changes in the allowance for loan losses for the periods indicated (dollars in thousands):

	Nine Months Ended		Year Ended
	September 30,		December 31,
	2005	2004	2004
Balance at beginning of period	$12,174	$9,920	$9,920
Charge-offs:
Commercial, financial and agricultural	104	278	384
Real estate-construction	—	—	—
Real estate-mortgage	115	413	454
Consumer installment	2,118	2,140	2,770

Total charge-offs	2,337	2,831	3,608

Recoveries:
Commercial, financial and agricultural	273	397	456
Real estate-construction	—	—	—
Real estate-mortgage	11	66	66
Consumer installment	479	401	540

Total recoveries	763	864	1,062

Net charge-offs	1,574	1,967	2,546
Provision for loan losses	2,500	3,600	4,800

Balance at end of period	$13,100	$11,553	$12,174

Ratio of net charge-offs to average loans	.20%	.31%	.29%

Allowance for loan losses as a percentage of loans at end of period	1.20%	1.24%	1.27%

     Consumer installment loan charge-offs in the first nine months of 2005 of $2.1 million were approximately $22,000 less than the same period in 2004, notwithstanding the 13.3% growth in average outstanding balances of consumer installment loans, as already strong loan quality continued to show improvement. The ratio of net charge-offs to average consumer loans outstanding for the first nine months of 2005 was .39% compared to .40% for the same period in 2004. Consumer loan charge-offs represented 91% of total charge-offs for the first nine months of 2005.
Noninterest Income
     Noninterest income for the third quarter and the first nine months of 2005 was $3.9 million and $10.7 million, respectively, compared to $3.9 million and $11.2 million, respectively, for the same periods in 2004, an increase of $25,000 or .64% and a decrease of $505,000 or 4.51%, respectively. The decreases in revenues from service charges on deposit accounts, mortgage banking activities, indirect lending activities for the year-to-date gains on sales of securities, and SBA lending activities were partially offset by increases in revenues from other fees and charges, brokerage activities, indirect lending activities for the third quarter and other noninterest income during the third quarter and the first nine months of 2005 when compared to the same periods of 2004.
     Revenue from service charges on deposit accounts declined $186,000 and $374,000 or 15.6% and 10.9% to $1.0 million and $3.1 million, respectively, for the third quarter and the first nine months of 2005 when compared to the same periods in 2004 due to certain reduced fees and charges as a result of adjustments to competitive deposit offerings, an improving economy resulting in fewer overdrafts, higher market rates of interest resulting in greater earnings credits offsetting activity charges on certain business checking accounts, and modified customer behavior to avoid charges by more carefully monitoring balances.
     Revenue from other fees and charges increased $199,000 and $258,000 or 67.8% and 30.6% to $493,000 and $1.1 million, respectively, for the third quarter and the first nine months of 2005 when compared to the same periods in 2004 due primarily to increases in debit card charges and fees based on increased volume and increases in fees from branded credit cards issued through a credit card issuer affiliation.
     Revenue from mortgage banking activities for the third quarter and the first nine months of 2005 decreased $195,000 and $416,000 or 38.7% and 28.4% to $309,000 and $1.1 million, respectively, compared to the same periods in 2004, due to reduced production volume and lower gains on sales of mortgage loans.
     Income from brokerage activities for the third quarter and the first nine months of 2005 increased $132,000 and $242,000 or 112.2% and 50.3% to $250,000 and $724,000, respectively, when compared to the same periods in 2004. The increases were due primarily to additional brokers and an improving stock market, resulting in increased volume.
     Income from indirect lending activities, which includes both net gains from the sale of indirect automobile loans and servicing and ancillary loan fees on loans sold, for the third quarter and the first nine months of 2005 increased $80,000 or 7.0% to $1.2 million and decreased $249,000 or 7.5% to $3.1 million, respectively, compared to the same periods of 2004. The increase in revenue for the third quarter was due primarily to increases in servicing fee and ancillary revenue as the servicing portfolio increased in size and revenue from capitalized excess servicing rights, offset largely by the negative impact of rising interest rates on the gains on indirect automobile loan sales. The decrease in revenue for the nine months ended September 30, 2005, was due primarily to rising interest rates negatively impacting both the volume of and gains on indirect automobile loan sales, offset in part by increased servicing and ancillary fees. Indirect automobile loans serviced for others totaled $256 million and $237 million at September 30, 2005 and 2004, respectively, an increase of $19 million or 8.2%. There were sales of $44 million of indirect automobile loans in the third quarter of 2005 and sales of $105 million in the first nine months of 2005, compared to sales of $44 million and

$128 million for the same periods in 2004. Income from indirect automobile lending activities is heavily driven by current loan production and will vary with significant changes in automobile sales in Fidelity’s markets, which are predominately Georgia and Florida.
     Income from SBA lending activities, which includes both gains from the sale of SBA loans and servicing and ancillary fees on loans sold, for the third quarter and the first nine months of 2005 decreased $145,000 and $445,000, respectively, to $92,000 and $247,000 when compared to the same periods in 2004. The declines were due to a lower level of SBA loan production in the third quarter and the first nine months of 2005 compared to the same period in 2004, resulting in decreased sales activity. A team of seasoned SBA lenders has been hired and is currently building a production pipeline which management believes will result in increased revenue from SBA lending activities, beginning in the fourth quarter of 2005.
     Gains on sales of less than $2 million of securities during the first nine months of 2005 totaled $32,000 compared to gains on sales of $7 million of securities of $300,000 for the same period of 2004. The mortgage backed securities sold from the available-for-sale portfolio in 2005 consisted of odd lot, rapidly prepaying securities with declining balances and declining market values.
     Other operating income increased $310,000 and $747,000 or 120.2% and 109.7% to $568,000 and $1.4 million, respectively, in the third quarter and the first nine months of 2005 when compared to the same periods in 2004. The increase in the third quarter of 2005 compared to the same quarter of 2004 was due primarily to a gain of $241,000 from the sale of assets representing additional collateral obtained in 2001 from a loan relationship workout and to a lessor extent from LMIC insurance commissions and the increase in cash surrender values of bank owned life insurance. The increase in the first nine months of 2005 compared to the same period in 2004 was due to the same factors noted in the quarterly increase and to a lesser extent from increased revenues from several other sources.
Noninterest Expense
     Noninterest expense was $8.8 million and $25.8 million for the third quarter and the nine months ended September 30, 2005, respectively, compared to $8.4 million and $25.6 million, respectively, for the same periods in 2004, increases of 4.1% and .76%, respectively. Increases in 2005 expenses primarily related to salaries and employee benefits and professional and other services were largely offset by declines in 2005 expenses primarily related to furniture and equipment, net occupancy, other insurance expenses and other noninterest expenses.
     Salaries and employee benefits expenses increased 7.2% and 5.8% or $320,000 and $774,000 to $4.7 million and $14.0 million, respectively, in the third quarter and the first nine months of 2005 compared to the same periods in 2004. The increases for both periods in 2005 were primarily attributable to incentive and cost of living compensation increases and an increase in the cost of benefits to include health and dental insurance. In addition, expenses in the third quarter of 2005 related to salaries and employment benefits increased in part due to the expansion of SBA lending activities by hiring three lenders and support personnel and was also impacted by costs associated with increasing and strengthening the branch sales team. Full-time equivalent employees totaled 334 at September 30, 2005, compared to 340 at September 30, 2004.
     Furniture and equipment declined $104,000 and $198,000 to $653,000 and $2.0 million, respectively, in the third quarter and first nine months of 2005 when compared to the same periods in 2004 primarily due to disposals of furniture and equipment in January 2005 in conjunction with the consolidation of office space in the operations center.

     Net occupancy decreased $207,000 to $2.5 million in the first nine months of 2005 compared to the same period in 2004 due to the consolidation of office space under new leases at the corporate headquarters during the first quarter of 2004 and at the operations center beginning January 1, 2005.
     Professional and other services increased $77,000 and $361,000 or 12.9% and 21.2% to $673,000 and $2.1 million, respectively, for the third quarter and the first nine months of 2005 compared to the same periods in 2004. The increases were primarily due to increased costs associated with Sarbanes-Oxley compliance activities and increased legal expenses compared to 2004.
     Other insurance expenses, including all insurance other than that related to employees and classified as benefits expense, decreased $54,000 or 41.1% to $77,000 in the third quarter of 2005 compared to the same period of 2004. Other insurance expenses decreased $342,000 or 52.9% to $305,000 for the first nine months of 2005 when compared to the same period in 2004. The insurance renewal for the period April 2005 through March 2006 was finalized and the annual cost was reduced significantly due to competitive pricing and followed a substantial decrease in the April 2004 through March 2005 renewal cost due to resolved legal and regulatory issues related to brokerage and trust activities and the divestiture of certain lines of business in 2002.
     Other operating expenses decreased $142,000 to $3.3 million in the first nine months of 2005 when compared to the same period in 2004. The decrease was primarily due to a claim settlement in 2004 related to brokerage activities and to a lesser extent to economy and efficiency measures initiated during 2004, reduced expenses in 2005 related to declines in certain loan servicing and mortgage loan production costs and reduced advertising and promotion expenses, offset in part by modest increases in various 2005 operating expenses.
Provision for Income Taxes
     The provision for income taxes for the third quarter and first nine months of 2005 was $1.5 million and $4.0 million, respectively, compared to $1.3 and $2.7 million for the same periods in 2004, with the increases in 2005 due primarily to increases in income before taxes. The effective tax rate for the first nine months of 2005 and 2004 was 34.6% and 33.2%, respectively. The effective tax rate for the first nine months of 2005 was greater than that for the same period last year due to the growth in income before taxes in the first nine months of 2005, which reduced the favorable impact of nontaxable income in the first nine months of 2005 relative to that for 2004 and the additional 1% Federal tax on income before taxes in excess of $10.0 million.
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
Changes in Internal Control over Financial Reporting
     There has been no change in Fidelity’s internal control over financial reporting during the three months ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, Fidelity’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
     Fidelity is a party to claims and lawsuits arising in the course of normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of September 30, 2005, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on Fidelity’s results of operations or financial condition.
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

FIDELITY SOUTHERN CORPORATION
(Registrant)

Date: November 8, 2005	BY:	/s/ James B. Miller, Jr.

James B. Miller, Jr.
Chief Executive Officer

Date: November 8, 2005	BY:	/s/ M. Howard Griffith, Jr.

M. Howard Griffith, Jr.
Chief Financial Officer