Form 10-K
period 2005-12-31
FIDELITY SOUTHERN CORP
filed 2006-03-15
CIK 822662

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Commission File Number 000-22374
Fidelity Southern Corporation
(Exact name of registrant as specified in its charter)

Georgia	58-1416811
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3490 Piedmont Road, Suite 1550
Atlanta, Georgia	30305
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (404) 240-1504
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, without stated par value
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐        No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13n Section 15(d) of the Act.    Yes ☐        No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑        No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.    ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated filer ☐        Accelerated filer ☑        Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐        No ☑
     The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the registrant) as of June 30, 2005 (based on the average bid and ask price of the Common Stock as quoted on the NASDAQ National Market System on June 30, 2005), was $90,743,704.
     At March 10, 2006, there were 9,257,034 shares of Common Stock outstanding, without stated par value.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2005, are incorporated by reference into Parts I and II. Portions of the registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

Item 1.	Business
General
      Fidelity Southern Corporation (“FSC”) is a registered bank holding company headquartered in Atlanta, Georgia. We conduct operations primarily though Fidelity Bank, a state chartered wholly owned subsidiary bank (the “Bank” or “FB”). The Bank was first organized as a national banking corporation in 1973 and converted to a Georgia chartered state bank in 2003. LionMark Insurance Company (“LIC”) is a wholly owned subsidiary of FSC and is an insurance agency offering a consumer credit related insurance product. FSC also owns four subsidiaries established to issue trust preferred securities. Fidelity (or the “Company”), as used herein, includes FSC and its subsidiaries, unless the context otherwise requires.
      At December 31, 2005, we had total assets of $1,406 million, total loans of $1,130 million, total deposits of $1,124 million, and shareholders’ equity of $87 million.
Forward-Looking Statements
      This report on Form 10-K may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect Fidelity’s current expectations relating to present or future trends or factors generally affecting the banking industry and specifically affecting Fidelity’s operations, markets and services. Without limiting the foregoing, the words “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon assumptions Fidelity believes are reasonable and may relate to, among other things, the adequacy of the allowance for loan losses, changes in interest rates, and litigation results. These forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those projected for many reasons, including without limitation, changing events and trends that have influenced our assumptions. These trends and events include:

(i) changes in the interest rate environment, which may reduce margins;

(ii) non-achievement of expected growth;

(iii) less favorable than anticipated changes in the national and local business environment and securities markets;

(iv) adverse changes in regulatory requirements affecting us;

(v) greater competitive pressures among financial institutions in our market;

(vi) changes in fiscal, monetary, regulatory, and tax policies;

(vii) changes in political, legislative, and economic conditions;

(viii) inflation; and

(ix) greater loan losses than previously experienced.
      This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included herein and are not intended to represent a complete list of all risks and uncertainties in our business. Investors are encouraged to read the risks discussed under “Item 1A. — Risk Factors.”
Market Area, Products and Services
      The Bank provides an array of financial products and services for business and retail customers primarily through 19 branches in Fulton, Dekalb, Cobb, Clayton, and Gwinnett counties in Georgia and an Internet branch at www.lionbank.com. Our customers are primarily individuals and small and medium sized businesses located in Georgia. Indirect automobile lending (the purchase of consumer automobile installment sales contracts from automobile dealers) and residential construction and mortgage lending are also conducted through our Jacksonville, Florida, offices and two offices in Georgia. Small Business Administration (“SBA”) lending is conducted through an office in Conyers, Georgia.
      The Bank is primarily engaged in attracting deposits from individuals and businesses and using these deposits and borrowed funds to originate direct and indirect automobile and home equity loans, secured and unsecured installment loans, construction and residential real estate loans, commercial loans, including SBA loans, and commercial loans secured by real estate. We also directly provide international trade services. Trust services, credit card loans, and merchant services activities are provided through agreements with third parties. Investment services are provided through an agreement with an independent broker-dealer.
      We have grown our assets, deposits, and profits internally by building on our lending products, opening de novo branches, and hiring experienced bankers with existing customer relationships in our market.

Deposits
      We offer a full range of depository accounts and services to both individuals and businesses. As of December 31, 2005, deposits totaled approximately $1,124 million, consisting of (dollars in millions):

Noninterest-bearing demand deposits	$121
Interest-bearing demand deposits and money market accounts	225
Savings deposits	177
Time deposits, including brokered deposits (less than $100,000)	376
Time deposits ($100,000 or more)	225

Total	$1,124

      On November 30, 2005, the Bank hired the marketing firm of Austin & Williams to oversee our efforts to increase the number and volume of our personal and business demand deposit accounts. The program was launched on January 27, 2006, with the goals of building relationships with existing customers, adding new customers, increasing transaction accounts, and helping manage our rising cost of funds.

Lending
      Our primary lending activities include consumer loans (primarily indirect automobile loans), real estate loans, construction loans, SBA sponsored loans, and commercial loans to small and medium sized businesses. Secured construction loans to home builders and developers and residential mortgages are primarily made in the Atlanta, Georgia, and Jacksonville, Florida, metropolitan areas. The loans are generally secured by first and second real estate mortgages. We offer direct installment loans to consumers on both a secured and unsecured basis. Commercial lending consists of the extension of credit for business purposes, primarily in the Atlanta metropolitan area. SBA loans, typically originated in the Atlanta metropolitan area, are primarily made through our SBA loan production office in Conyers, Georgia.
      As of December 31, 2005, Fidelity had total loans outstanding, including loans held-for-sale, consisting of (dollars in millions):

Consumer installment loans	$581	(1)
Real estate — mortgage loans	241	(2)
Real estate — construction loans	207
Commercial loans	101	(3)

Total	$1,130

(1)	Includes $572 million of indirect automobile loans financed for individuals, of which $26 million was held-for-sale.

(2)	Includes $47 million of pre-sold residential construction loans in various stages of completion, $108 million of commercial loans secured by real estate, and $1 million in originated residential mortgage loans held-for-sale.

(3)	Includes $16 million of indirect automobile loans financed for businesses and $4 million in SBA loans held-for-sale.
      As noted, the loan categories in the above schedule are based on certain regulatory definitions and classifications. Certain of the following discussions are in part based on Fidelity defined loan portfolios and may not conform to the above classifications.

Consumer Lending
      Our consumer lending activity primarily consists of indirect automobile lending. Fidelity also makes direct consumer loans (including direct automobile loans), home equity loans, and personal loans.

Indirect Automobile Lending
      Fidelity purchases, on a nonrecourse basis, consumer installment contracts secured by new and used vehicles purchased by consumers from franchised motor vehicle dealers and selected independent dealers located primarily in Georgia, Florida, and North Carolina. A portion of the indirect automobile loans we originate are sold. At December 31, 2005, we were servicing $260 million in loans we had previously sold.
      During 2005, we produced $453 million of indirect automobile loans, while selling $135 million to third parties with servicing retained. The balances in indirect automobile loans held-for-sale fluctuate from month to month as pools of loans are developed for sale.

Real Estate Mortgage Lending
      At December 31, 2005, our real estate mortgage loans consisted of $108 million in commercial real estate mortgage loans, $84 million in residential mortgage loans, and $49 million in home equity loans and lines of credit.
      Our residential mortgage loan business focuses on one-to-four family properties. We offer Federal Housing Authority (“FHA”), Veterans Administration (“VA”), and conventional and non-conforming residential mortgage loans (those with balances over $417,000). In addition, loans are purchased from independent mortgage companies located in the Southeast. We operate our residential mortgage banking business from four locations in the Atlanta metropolitan area and a loan production office in Jacksonville, Florida. Fidelity is an approved originator and servicer for the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”), and is an approved originator for loans insured by the Department of Housing and Urban Development (“HUD”).
      The balances in mortgage loans held-for-sale fluctuate due to economic conditions, interest rates, the level of real estate activity, and seasonal factors. During 2005, we originated approximately $2 million in loans to be held in our portfolio. We primarily process brokered loans and sell originated residential mortgage loans, servicing released, to investors. We do not service mortgage loans for third parties.

Commercial Real Estate Lending
      We engage in commercial real estate lending through direct originations. Our commercial real estate portfolio loans are made primarily to small and medium sized, owner occupied, businesses to provide diversification and to generate assets that are sensitive to fluctuations in interest rates. Commercial real estate loans are generally prime-based floating-rate loans or shorter-term (one to five year) fixed-rate loans.

Real Estate Construction Lending
      We originate real estate construction loans that consist primarily of 1-4 family residential construction and development loans made to builders, developers, and retail mortgage customers. Loan disbursements are closely monitored by management to ensure that funds are being used strictly for the purposes agreed upon in the loan covenants. We employ both internal staff and external engineering company experts to ensure that loan disbursements are substantiated by regular inspections and reviews. Construction and development loans are similar to all residential loans in that borrowers are underwritten according to their adequacy of repayment sources at the time of approval. Unlike conventional residential lending, however, signs of deterioration in a construction loan or development loan customer’s ability to repay the loan are measured throughout the life of the loan and not only at origination or when the loan becomes past due. In most instances, loan amounts are limited to 80% of the appraised value upon completion of the construction project. We operate our real estate construction loans through our Atlanta, Georgia, and Jacksonville, Florida, production offices.

Commercial and Industrial Lending
      We originate commercial and industrial loans, which include all SBA loans, that are generally secured by property such as inventory, equipment and finished goods. All commercial loans are evaluated for the adequacy of repayment sources at the time of approval and are regularly reviewed for any deterioration in the ability of the borrower to repay the loan. In most instances, collateral is required to provide an additional source of repayment in the event of default by the borrower. The structure of the collateral varies from loan to loan depending on the financial strength of the borrower, the amount and terms of the loan, and the collateral available to be pledged.

Brokerage Services
      We offer a full array of brokerage products through an agreement with an independent full service broker-dealer.

International Trade Services
      We provide services to individuals and business clients to meet their international business requirements. Letters of credit, foreign currency drafts, foreign and documentary collections, export finance, and international wire transfers represent some of the services provided.

Investment Securities
      At December 31, 2005, we owned investment securities totaling $169 million. Investment securities may include obligations of the U.S. Treasury, agencies of the U.S. Government, including mortgage backed securities, and other investments required by law, regulation, or contract.
Significant Operating Policies

Lending Policy
      The Board of Directors of the Bank has delegated lending authority to our management, which in turn delegates lending authority to our loan officers, each of whom is limited as to the amount of secured and unsecured loans he or she can make to a single borrower or related group of borrowers. As our lending relationships are important to our success, the Board of Directors of our Bank has established review committees and written guidelines for lending activities. In particular, the Officers’ Credit Committee reviews all lending relationships with a total exposure exceeding $250,000. In addition, the Officers’ Credit Committee must approve all commercial loan relationships up to $5 million and all residential construction loan relationships up to $10 million. The Loan and Discount Committee must approve all commercial loan relationships of $5 million and above and all residential construction loan relationships of $10 million and above.

      The Bank’s written guidelines for lending activities require, among other things, that:

•	secured loans, except indirect loans which are generally secured by the vehicle purchased, be made only to persons and companies which are well-established and have net worth, collateral, and cash flow to support the loan;

•	real estate loans be secured by real property located primarily in Georgia or Florida;

•	unsecured loans be made to persons who maintain depository relationships with the Bank and have significant financial strength;

•	loan renewal requests be reviewed in the same manner as an application for a new loan; and

•	working capital loans be repaid out of conversion of assets or current earnings of the commercial borrower and that such loans be secured by the assets of the commercial borrower.
      Residential construction loans are made through the use of officer guidance lines, which are approved, when appropriate, by the Bank’s Officers Credit Committee or the Loan and Discount Committee. These guidance lines are approved for established builders and developers with track records and adequate financial strength to support the credit being requested. Loans may be for speculative starts or for pre-sold residential property to specific purchasers.
      Inter-agency guidelines adopted by Federal banking regulators require that financial institutions establish real estate lending policies. The guidelines also establish certain maximum allowable real estate loan-to-value standards. The Bank has adopted policies and standards which are in compliance with Federal and state regulatory requirements.

Loan Review and Nonperforming Assets
      The Bank’s Credit Review Department reviews the Bank’s loan portfolios to identify potential deficiencies and recommends appropriate corrective actions. The Credit Review Department reviews more than 30% of the commercial and construction loan portfolios and reviews 10% of the consumer loans originated annually. The results of the reviews are presented to the Bank’s Loan and Discount Committee on a monthly basis.
      We maintain an allowance for loan losses, which is established and maintained through provisions charged to operations. Such provisions are based on management’s evaluation of the loan portfolio, including loan portfolio concentrations, current economic conditions, the economic outlook, past loan loss experience, adequacy of underlying collateral, and such factors which, in management’s judgment, deserve consideration in estimating losses. Loans are charged off when, in the opinion of management, such loans are deemed to be uncollectible. Subsequent recoveries are added to the allowance.

Asset/ Liability Management
      Our Asset/ Liability Committee (“ALCO”) manages Fidelity’s assets and liabilities. ALCO attempts to manage asset growth, liquidity, and capital in order to maximize income and reduce interest rate risk. ALCO directs our overall acquisition and allocation of funds and reviews and sets rates on deposits, loans, and fees.

Investment Portfolio Policy
      Our investment portfolio policy is designed to maximize income consistent with liquidity, asset quality, regulatory constraints, and asset/liability objectives. The policy is reviewed at least annually by the Boards of Directors of FSC and the Bank. The Boards of Directors are provided information on a regular basis concerning significant purchases and sales of investment securities, including, resulting gains or losses. They are also provided information related to average maturity, Federal taxable equivalent yield, and appreciation or depreciation by investment categories.

Supervision and Regulation

General
      The following is a brief summary of the regulatory environment in which FSC and the Bank operate and is not intended to be a complete discussion of all statutes and regulations affecting such operations, or of those statutes and regulations that are specifically mentioned herein. Changes in the laws and regulations applicable to FSC and the Bank can affect the operating environment in substantial and unpredictable ways. FSC cannot accurately predict whether legislation will ultimately be enacted, and, if such legislation were enacted, FSC cannot accurately predict the ultimate effect that it or implementing regulations would have on its or its subsidiaries’ financial condition or results of operations. It should also be noted that supervision, regulation, and examination of FSC and the Bank are intended primarily for the protection of depositors, not security holders.
      FSC is a bank holding company subject to regulation by the Federal Reserve Board (“Federal Reserve” or “FRB”) under the Bank Holding Company Act of 1956, as amended (“Holding Company Act”). FSC is required to file financial information with the Federal Reserve periodically and is subject to periodic examination by the Federal Reserve.
      The Bank is subject to regulation by the Georgia Department of Banking and Finance (the “GDBF”) and the Federal Deposit Insurance Corporation (the “FDIC”), the Bank’s primary Federal regulator.

Holding Company Regulations
      The Holding Company Act requires a bank holding company to obtain prior approval from the Federal Reserve (i) before it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not control; (ii) before it or its subsidiaries, other than a bank, acquire all or substantially all of the assets of a bank; and (iii) before it merges or consolidates with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in non-banking activities or acquiring direct or indirect control of voting shares of any company engaged in such activities. This prohibition does not apply to activities determined by the Federal Reserve, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the nonbanking activities that the Federal Reserve has determined by regulation or order to be closely related to banking are: making or servicing loans and certain types of leases; performing certain data processing services; acting as fiduciary or investment or financial advisor; providing securities brokerage services; and making investments in corporations or projects designed primarily to promote community welfare.

Bank Regulations
      The GDBF and the FDIC regulate and supervise the Bank’s operations and activities, including reserves, loans, mergers, issuances of securities, payments of dividends, interest rates, deposits, and the establishment of branches. Interest and certain other charges collected or contracted for by our Bank are also subject to state usury laws and certain Federal laws concerning interest rates.
      The Bank’s deposits are insured by the FDIC subject to the limits provided by applicable law. The major functions of the FDIC with respect to insured banks include paying depositors to the extent provided by law if an insured bank is closed without adequate provision having been made to pay claims of depositors, acting as a receiver of state banks placed in receivership when appointed receiver by state authorities, and preventing the development or continuance of unsafe and unsound banking practices. The FDIC has the authority to examine all insured banks and is empowered to place into receivership or require the sale of a bank to another institution when the bank’s tangible equity to total assets ratio is 2% or less and take other actions with respect to banks which do not meet the applicable capital ratio.
      Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the FDIC has implemented a risk-based assessment system whereby banks are assessed deposit insurance premiums on a sliding scale, depending on their placement in nine separate supervisory categories. The

FDIC’s assessment rate schedule ranges from no assessment for the healthiest banks up to $.27 per $100 of deposits for less healthy institutions. Because of the Bank’s rating, the Bank paid no FDIC deposit insurance premiums in 2005. All banks are required to pay the Financing Corporation (“FICO”) debt service assessment. The FICO rates are determined quarterly and are not tied to the FDIC risk assessment. In 2005, the FICO Assessment paid by the Bank was approximately $.134 per $1,000 of deposits.
      FDICIA imposes other substantial auditing and reporting requirements and increases the role of independent accountants and outside directors of banks having assets of $500 million or more. FDICIA also provides for a ban on the acceptance of brokered deposits except by well capitalized institutions and adequately capitalized institutions with the permission of the FDIC, and for restrictions on the activities engaged in by state banks and their subsidiaries as principal, including insurance underwriting, to the same activities permissible for national banks and their subsidiaries, unless the state bank is well capitalized and a determination is made by the FDIC that the activities do not pose a significant risk to the insurance fund.
      The Bank is also subject to limitations and restrictions under Federal law with respect to transactions with its affiliates. Since FSC is an affiliate of the Bank, the Bank is subject to limitations and restrictions on transactions with FSC, including (i) loans by the Bank to FSC, (ii) investments in the stock or securities of FSC by the Bank, (iii) the Bank’s accepting the stock or securities of FSC from a borrower as collateral for loans, and (iv) the purchase of assets from FSC by the Bank.

Capital Requirements
      Information regarding Fidelity’s capital requirements is contained in Note 2 of the Notes to Consolidated Financial Statements under the heading “Regulatory Matters”.

Interstate Banking
      Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”), bank holding companies in any state may acquire banks located in any other state, subject to certain conditions, including concentration limits. In addition, banks may merge with banks in other states, and thereby establish branches in other states, subject to certain limitations.
      The authority of a bank to establish and operate branches within a state continues to be subject to applicable state branching laws. Under Georgia law, new or additional branches may be established anywhere in the state by a Georgia bank, or an out of state bank that operates one or more branches in Georgia, with the approval of the appropriate regulators.

The Gramm-Leach-Bliley Act
      Financial modernization legislation known as the Gramm-Leach-Bliley Act (“Gramm-Leach”) was signed into law in November 1999. Among other things, Gramm-Leach (i) establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, and securities firms; (ii) broadens the activities that may be conducted by subsidiaries of national banks and state banks; (iii) provides an enhanced framework for protecting the privacy of information gathered by financial institutions regarding their customers and consumers; and (iv) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions, including the functional regulation of bank securities and insurance activities. In addition, in a change from the prior law, bank holding companies are in a position to be owned, controlled, or acquired by any company engaged in financially related activities.
      The Holding Company Act generally limits a bank holding company’s activities to managing or controlling banks, furnishing services to, or performing services for its subsidiaries, and engaging in other activities that the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the FRB must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public that outweigh possible adverse effects. Possible benefits include greater convenience, increased competition, and gains in efficiency. Possible adverse effects include undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices.
      Gramm-Leach expanded the range of permitted activities of a bank holding company which elects to become a financial holding company. These permitted activities include the offering of any service that is financial in nature or incidental thereto, including securities underwriting, insurance (both underwriting and agency), merchant banking, acquisitions of and combinations with insurance companies and securities firms, and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature or incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. FSC has elected to date not to become a financial holding company.

Safeguarding Customer Information
      The Federal banking agencies issued regulations implementing the provisions of Gramm-Leach relating to the protection of customer information. The regulations provide for administrative, technical, and physical safeguards to protect customer records and information. These safeguards are intended to: (i) ensure the security and confidentiality of customer records and information; (ii) protect against any anticipated threats or hazards to the security or integrity of such records or information; (iii) protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer; and (iv) ensure the proper disposal of such records and information.

Regulation of Mortgage Banking
      The Bank’s mortgage banking operations are subject to various rules and regulations with respect to such items as originating, processing, underwriting, selling, securitizing, and servicing residential mortgage loans.

Bank Secrecy Act and USA PATRIOT Act
      The Bank Secrecy Act (the “BSA”), together with its implementing regulations, is a tool that the U.S. Government uses to fight drug trafficking, money laundering and other crimes. Under the BSA, financial institutions are required to file certain reports, including suspicious activity reports, with the U.S. Financial Crimes Enforcement Network under certain circumstances. Financial institutions are also required to have policies and procedures in place to ensure compliance with the BSA. If a financial institution fails to timely file a report or fails to implement its BSA policies and procedures, it could subject the institution to enforcement action or civil money penalties.
      On October 26, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) was signed into law. The USA PATRIOT Act amended the BSA and broadened the application of anti-money laundering regulations to apply to additional types of financial institutions, such as broker-dealers, and strengthened the ability of the U.S. Government to detect and prosecute international money-laundering and the financing of terrorism. The principal provisions of Title III of the USA PATRIOT Act require that financial institutions: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money-laundering risk for their foreign correspondent banking relationships. The USA PATRIOT Act also requires the Federal bank regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions. In addition, the USA PATRIOT Act increased the penalties for violation of anti-money laundering regulations. Failure of a financial institution to comply with the USA PATRIOT Act’s requirements could have serious legal and reputational consequences for the institution. FSC has adopted policies, procedures and controls to address compliance with the requirements of the USA PATRIOT Act.

Dividends
      FSC is a legal entity separate and distinct from its subsidiaries, including the Bank. There are various legal and regulatory limitations on the extent to which FSC’s subsidiaries can, among other things, finance, or otherwise supply funds to, FSC. Specifically, dividends from the Bank are the principal source of FSC’s cash funds, and there are certain legal restrictions under Georgia law on the payment of dividends by Georgia state banks. The relevant regulatory agencies also have authority to prohibit FSC and the Bank from engaging in acts or omissions that, in the opinion of such regulatory agency, constitute an unsafe or unsound banking practice. Depending upon the financial condition of FSC and the Bank, the payment of dividends could be deemed to constitute such an unsafe or unsound practice.

Sarbanes-Oxley Act of 2002
      The Sarbanes-Oxley Act of 2002 comprehensively revised the laws affecting corporate governance, accounting obligations, and corporate reporting for companies, such as Fidelity, with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act established: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws. The incremental current year and ongoing costs, including the requirements of management and employee time, is substantial and difficult to quantify.
Competition
      The banking business is highly competitive. We compete for traditional bank business with numerous other commercial banks and thrift institutions in Fulton, DeKalb, Cobb, Clayton, and Gwinnett counties, Georgia, our primary market area other than for residential construction and development loans, residential mortgages, and indirect automobile loans. We also compete for loans with insurance companies, regulated small loan companies, credit unions, and certain governmental agencies. We compete with independent brokerage and investment companies, as well as state and national banks and their affiliates and other financial companies. Many of the companies with whom we compete have greater financial resources.
      The indirect automobile financing and mortgage banking industries are also highly competitive. In the indirect automobile financing industry, the Bank competes with specialty consumer finance companies, including automobile manufacturers’ captive finance companies, in addition to banks. The residential mortgage banking business competes with independent mortgage banking companies, state and national banks and their subsidiaries, as well as thrift institutions and insurance companies.
Employees and Executive Officers
      As of December 31, 2005, we had 356 full-time equivalent employees. We are not a party to any collective bargaining agreement. We believe that our employee relations are good. The Company affords its employees a variety of competitive benefit programs including a retirement plan and group health, life and other insurance programs. The Company also supports training and educational programs designed to ensure that employees have the types and levels of skills needed to perform at their best in their current positions and to help them prepare for positions of increased responsibility.

Executive Officers of the Registrant

Name	Age	Since	Position

James B. Miller, Jr.	65	1979	Chairman of the Board, President and Chief Executive Officer of FSC since 1979; Chairman of the Bank since 1998; President of the Bank from 1977 to 1997 and from December 2003 through September 2004; and Chief Executive Officer of the Bank from 1977 to 1997, and from December 2003 until present. Chairman of LionMark Insurance Company, a wholly owned subsidiary since November 2004.
H. Palmer Proctor, Jr.	38	1996	Senior Vice President of FSC since January 2006; Vice President of FSC from 1996 through 2005; President of the Bank since October 2004 and Senior Vice President of the Bank from 1996 through September 2004. Secretary/ Treasurer of LionMark Insurance Company, a wholly owned subsidiary, since November 2004.
David Buchanan	48	1995	Vice President of FSC since 1999; Executive Vice President of the Bank since October 2004; and Senior Vice President of the Bank from 1995 through September 2004.
M. Howard Griffith, Jr.	63	1994	Principal Accounting Officer of FSC and Chief Financial Officer of FSC and the Bank since February 1994.
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
      We also provide a copy of our Annual Report via mail, at no cost, upon receipt of a written request to the following address:

Investor Relations
Fidelity Southern Corporation
P. O. Box 105075
Atlanta, Georgia 30348

ITEM 1A. RISK FACTORS
      The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may adversely impact our business operations. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected.
RISKS RELATED TO OUR BUSINESS

We could encounter difficulties in maintaining our growth.
      Over the last two years our assets have increased $314 million, or 28.7%, from $1,092 million at December 31, 2003, to $1,406 million at December 31, 2005, primarily due to increases in real estate, construction, commercial and consumer loans. We expect to continue to experience growth in the amount of our assets, the level of our deposits and the scale of our operations. Achieving our growth targets requires us to attract customers that currently bank at other financial institutions in our markets, thereby increasing our share of the market. Our ability to successfully grow will depend on a variety of factors, including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas, and our ability to manage our growth. While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance that growth opportunities will be available or that we will successfully manage our growth. If we do not manage our growth effectively, we may not be able to achieve our business plan, and our business and prospects could be harmed.

Our recent results may not be indicative of our future operating results.
      We have achieved significant growth in earnings per share in recent years. For example, net income per share from continuing operations (diluted) grew from $.18 for the year ended December 31, 2001, to $1.12 for the year ended December 31, 2005. Our strong performance during this time period was, in part, the result of resolving regulatory issues, reducing the Company’s risk profile, improving asset quality, and managing expenses while growing earning assets. In the future, we will not have all of these earnings improvement opportunities and we may not have the benefit of a favorable interest rate environment or a strong residential mortgage market. Various factors, such as economic conditions, regulatory and legislative considerations, and competition may also impede or restrict our ability to increase earnings at a similar rate.

Fluctuations in interest rates could reduce our profitability and affect the value of our assets.
      Like other financial institutions, our earnings and cash flows are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. Over any defined period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice versa. In addition, the individual market interest rates underlying our loan and deposit products (e.g., prime versus competitive market deposit rates) may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, our earnings may be negatively affected. In addition, loan volume and quality and deposit volume and mix can be affected by market interest rates. Changes in levels of market interest rates could materially adversely affect our net interest spread, asset quality, origination volume and overall profitability.
      Interest rates have until recently been at historically low levels. However, from June 30, 2004, through December 31, 2005, the Federal Reserve increased its target for the Federal funds rate 13 times, from 1.00% to 4.25%. While these short-term market interest rates (which we use as a guide to price our deposits) have increased, longer-term market interest rates (which we use as a guide to price our longer-

term loans) have not. This “flattening” of the market yield curve has had a negative impact on our interest rate spread and net interest margin to date. If short-term interest rates continue to rise, and if rates on our deposits and borrowing continue to reprice upwards faster than the rates on our long-term loans and investments, we would experience further compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.
      Income could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.
      We principally manage interest rate risk by managing our volume and the mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition, and results of operations could be materially harmed.
      Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets, and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings.

Increases in longer-term interest rates may reduce our income from mortgage banking activities which would negatively impact our noninterest income and which would negatively impact our net interest income.
      Our mortgage banking operations have historically provided a significant portion of our noninterest income. We generate mortgage revenues primarily from gains on the sale of loans to investors on a servicing released basis. In a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors. This would result in a decrease in mortgage revenues and a corresponding decrease in noninterest income. In addition, our results of operations are affected by the amount of noninterest expenses associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment, data processing expenses, and other operating costs. During periods of reduced loan demand, such as we experienced in 2004 and 2005, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations.

A significant portion of our loan portfolio is secured by real estate loans in the Atlanta, Georgia, metropolitan area and in eastern and northern Florida markets, and a downturn in real estate market values in those areas may adversely affect our business.
      Currently, our lending and other businesses are concentrated in the Atlanta, Georgia, metropolitan area and eastern and northern Florida. Our real estate mortgage and construction loans, which accounted for 39.6% of our total loan portfolio as of December 31, 2005, are similarly concentrated. Therefore, conditions in these markets will strongly affect the level of our nonperforming loans and our results of operations and financial condition. Real estate values and the demand for mortgages and construction loans are affected by, among other things, changes in general and local economic conditions, changes in governmental regulation, monetary and fiscal policies, interest rates and weather. Declines in our real estate markets could adversely affect the demand for new real estate loans, and the value and liquidity of the collateral securing our existing loans. Adverse changes in our markets could also reduce our growth rate, impair our ability to collect loans, and generally affect our financial condition and results of operations.

We may be unable to maintain and service our relationships with automobile dealers and we are subject to their willingness and ability to provide high quality indirect automobile loans.
      Our indirect automobile lending operation depends in large part upon our ability to maintain and service our relationships with automobile dealers, the strength of new and used automobile sales, the loan rate and other incentives offered by the automobile manufacturers and their captive finance companies, and the continuing ability of the consumer to qualify for and make payments on high quality automobile loans. There can be no assurance we will be successful in maintaining such dealer relationships or increasing the number of dealers with which we do business, or that our existing dealer base will continue to generate a volume of finance contracts comparable to the volume historically generated by such dealers.

FSC’s profitability depends significantly on economic conditions in the Atlanta metropolitan area.
      The Company’s success depends primarily on the general economic conditions of the Atlanta metropolitan area and the specific local markets in which we operate. Unlike larger national or regional banks that are more geographically diversified, we provide banking and financial services to customers primarily in the Atlanta metropolitan areas including Fulton, Dekalb, Cobb, Clayton, and Gwinnett counties. The local economic conditions in these areas have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities, or other international or domestic occurrences, unemployment, changes in securities markets, or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.

FSC is subject to consumer and debtor protection laws.
      We are subject to numerous Federal and state consumer protection laws that impose requirements related to offering and extending credit. Federal and state governmental authorities may enact new laws and amend existing laws to regulate further the consumer credit industry or to reduce finance charges or other fees or charges that can be applicable to consumer loan accounts. Such laws, as well as any new regulations or rulings which may be adopted, may adversely affect our ability to collect on account balances or maintain existing levels of fees and charges with respect to the accounts. Any failure by us to comply with such legal requirements also could adversely affect our ability to collect the full amount of the account balances. Changes in Federal and state bankruptcy and debtor relief laws could adversely affect our results of operations and financial condition if such changes result in, among other things, additional administrative expenses and accounts being written off as uncollectible.
      Our activities are currently subject to a variety of statutes and regulations that are designed to protect consumers and include provisions that:

•	limit the interest and other charges collected or contracted for by the Bank;

•	govern the Bank’s disclosures of credit terms to consumer borrowers;

•	require the Bank to provide information to enable the public and public officials to determine whether it is fulfilling its obligation to help meet the housing needs of the community it serves;

•	prohibit the Bank from discriminating on the basis of race or other prohibited factors when it makes decisions to extend credit;

•	require that the Bank safeguard the nonpublic personal information of its customers, provide annual notices to consumers regarding the usage and sharing of such information, and limit disclosure of such information to third parties except under specific circumstances; and

•	govern the manner in which the Bank may collect consumer debts.
      The deposit operations of the Bank are also subject to laws and regulations that:

•	require the Bank to adequately disclose the interest rates and other terms of consumer deposit accounts;

•	impose a duty on the Bank to maintain the confidentiality of consumer financial records and prescribe procedures for complying with administrative subpoenas of financial records; and

•	govern automatic deposits to and withdrawals from deposit accounts with the Bank and the rights and liabilities of customers who use automated teller machines and other electronic banking services.

FSC is subject to extensive governmental regulation.
      As discussed previously, we are subject to extensive supervision and regulation by Federal and state governmental agencies, including the FRB, the GDBF and the FDIC. Future legislation, regulations, and government policy could adversely affect Fidelity and the financial institution industry as a whole, including the cost of doing business. Although the impact of such legislation, regulations, and policies cannot be predicted, future changes may alter the structure of, and competitive relationships among, financial institutions and the cost of doing business.

FSC is subject to environmental liability risk associated with lending activities.
      A significant portion of the Company’s loan portfolio is secured by real property. During the ordinary course of business, the Company may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although the Company has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

We operate in a highly competitive industry and market area.
      The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the markets in which we operate. Additionally, various out-of-state banks continue to enter or have announced plans to enter the market area in which we currently operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes, and continued consolidation. Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services, as well as better pricing for those products and services.
      Our ability to compete successfully depends on a number of factors, including, among other things:

•	the ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets;

•	the ability to expand our market position;

•	the scope, relevance and pricing of products and services offered to meet customer needs and demands;

•	the rate at which we introduce new products and services relative to our competitors;

•	customer satisfaction with our level of service; and

•	industry and general economic trends.
      Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.

The allowance for loan losses may be insufficient.
      We maintain an allowance for loan losses, which is established and maintained through provisions charged to operations. Such provisions are based on management’s evaluation of the loan portfolio, including loan portfolio concentrations, current economic conditions, the economic outlook, past loan loss experience, adequacy of underlying collateral, and such other factors which, in management’s judgment, deserve consideration in estimating loan losses. Loans are charged off when, in the opinion of management, such loans are deemed to be uncollectible. Subsequent recoveries are added to the allowance.
      The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the estimated charge-offs utilized in determining the sufficiency of the allowance for loan losses, we will need additional provisions to increase the allowance. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations. See “Allowance for Loan Losses” in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this report for further discussion related to our process for determining the appropriate level of the allowance for loan losses.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.
      We are required by Federal regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate our capital resources will satisfy our capital requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our continued growth. If we raise capital through the issuance of additional shares of our common stock or other securities, it would dilute the ownership interest of our current shareholders and may dilute the per share book value of our common stock. New investors may also have rights, preferences and privileges senior to our current shareholders, which may adversely impact our current shareholders.
      Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth or acquisitions could be materially impaired.

The building of market share through our branching strategy could cause our expenses to increase faster than revenues.
      We intend to continue to build market share in the greater Atlanta metropolitan area through our branching strategy. We are planning four new branches that we intend to open within the next 24 months. There are considerable costs involved in opening branches and new branches generally require a period of time to generate sufficient revenues to offset their costs, especially in areas in which we do not have an established presence.
      Accordingly, any new branch can be expected to negatively impact our earnings for some period of time until the branch reaches certain economies of scale. Our expenses could be further increased if we encounter delays in the opening of any of our new branches. Finally, we have no assurance that our new branches will be successful, even after they have been established.

The Company’s controls and procedures may fail or be circumvented.
      Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations, and financial condition.

New lines of business or new products and services may subject us to additional risks.
      From time to time, we may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations, and financial condition.

We may not be able to attract and retain skilled people.
      Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities engaged in by the Company can be intense and we may not be able to hire people or to retain them. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, years of industry experience, and the difficulty of promptly finding qualified replacement personnel. We currently have employment agreements and non-compete agreements with certain of our senior officers.

Our information systems may experience an interruption or breach in security.
      We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

We may be unable to keep pace with technological change.
      The financial services industry is continually undergoing rapid technological change, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business, financial condition, and results of operations.

We are subject to claims and litigation.
      From time to time, customers make claims and take legal action pertaining to the Company’s performance of our responsibilities. Whether customer claims and legal action related to the Company’s performance of our responsibilities are founded or unfounded, or if such claims and legal actions are not resolved in a manner favorable to the Company, they may result in significant financial liability and/or adversely affect the market perception of the Company and our products and services, as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Severe weather, natural disasters, acts of war or terrorism, and other external events could significantly impact our business.
      Severe weather, natural disasters, acts of war or terrorism, and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. While we have never been affected by severe weather or natural disaster, acts of war or terrorism, or other adverse external events, we may be affected in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.
RISKS RELATED TO FSC’S COMMON STOCK

Our stock price can be volatile.
      Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	actual or anticipated variations in quarterly results of operations;

•	recommendations by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the financial services industry;

•	perceptions in the marketplace regarding the Company and/or our competitors;

•	new technology used, or services offered, by competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company or our competitors;

•	failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•	changes in government laws and regulation; and

•	geopolitical conditions such as acts or threats of terrorism or military conflicts.
      General market fluctuations, industry factors, and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease, regardless of operating results.

FSC’s common stock trading volume is less than that of other larger financial services companies.
      Although FSC’s common stock is listed for trading on NASDAQ, the trading volume in our common stock is less than that of larger financial services companies. A public trading market having the desired characteristics of depth, liquidity, and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of FSC’s common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.

An investment in FSC’s common stock is not an insured deposit.
      FSC’s common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund, or by any other public or private entity. Investment in FSC’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this Report. As a result, if you acquire FSC’s common stock, you may lose some or all of your investment.
RISKS ASSOCIATED WITH THE COMPANY’S INDUSTRY

The earnings of financial services companies are significantly affected by general business and economic conditions.
      The Company’s operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U.S. economy and the local economies in which we operate, all of which are beyond our control. A deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, among other things, any of which could have a material adverse impact on our financial condition and results of operations.

Financial services companies depend on the accuracy and completeness of information about customers and counterparties.
      In deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports, and other financial information. We may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

Consumers may decide not to use banks to complete their financial transactions.
      Technology and other changes are allowing parties to complete financial transactions that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Item 1B.	Unresolved Staff Comments
      None

Item 2.	Properties
      Our principal executive offices consist of 19,175 square feet of leased space in Atlanta, Georgia. Our operations are principally conducted from 65,897 square feet of leased space located at 3 Corporate Square, Atlanta, Georgia. The Bank has 19 branch offices located in Fulton, Dekalb, Cobb, Clayton, and Gwinnett Counties, Georgia, of which 12 are owned and seven are leased. In addition, Fidelity acquired a branch site in late 2004 and is building a branch facility on that site, scheduled to open in the second quarter of 2006. Fidelity leases residential construction, residential loan, and indirect automobile loan production offices in Jacksonville, Florida, and a SBA loan production office in Conyers, Georgia.

Item 3.	Legal Proceedings
      We are a party to claims and lawsuits arising in the course of normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of December 31, 2005, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of 2005.
PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      The information required by Item 5, other than as set forth below, is incorporated herein by reference to the information that appears under the heading “Corporate and Shareholder Information” in our Annual Report to Shareholders.
Dividends
      FSC has declared and paid the following dividends per common share in the past two fiscal years:

	Dividend

	2005	2004

Fourth Quarter	$.07	$.05
Third Quarter	.07	.05
Second Quarter	.07	.05
First Quarter	.07	.05

      See Note 13 to the consolidated financial statements in Item 8 for a discussion of the restrictions on the ability of the Company to pay dividends.
Securities Authorized for Issuance Under Equity Compensation Plans
      The following table presents information as of December 31, 2005, with respect to shares of common stock of Fidelity that may be issued under equity compensation plans. The equity compensation plans of Fidelity consist of the Stock Option Plan and the 401(k) tax qualified savings plan.

Number of
Securities
Remaining Available
for Future Issuance
	Number of		Under Equity
	Securities to be		Compensation Plans
	Issued upon	Weighted Average	(Excluding
	Exercise of	Exercise Price of	Securities Reflected
Plan Category	Outstanding Options	Outstanding Options	in Column A)

Equity Compensation Plans Approved by Shareholders(1)	70,905	$11.19	78,095
Equity Compensation Plans Not Approved by Shareholders(2)	N/A	N/A	N/A

Total	70,905	$11.19	78,095

(1)	1997 Stock Option Plan

(2)	Excludes shares issued under the 401(k) plan.

Item 6.	Selected Financial Data
SELECTED FINANCIAL DATA

	Years Ended December 31,

	2005		2004		2003		2002		2001

	(Dollars in thousands except per share data)
Interest income	$74,129		$59,700		$56,718		$57,784		$63,925
Interest expense	34,684		23,961		23,838		27,539		39,584
Net interest income	39,445		35,739		32,880		30,245		24,341
Provision for loan losses	2,900		4,800		4,750		6,668		2,007
Noninterest income, including securities gains	14,226		14,550		13,756		19,623		20,207
Securities gains, net	32		384		331		300		600
Noninterest expense	35,001		34,070		36,791		38,648		40,381
Income from continuing operations	10,326		7,632		3,753		3,179		1,603
Income from discontinued operations	—		—		78		8,216		907
Net income	10,326		7,632		3,831		11,395		2,510
Dividends declared — common	2,567		1,799		1,774		1,767		1,756
Per Share Data:
Income from continuing operations:
Basic earnings	$1.13		$.85		$.42		$.36		$.18
Diluted earnings	1.12		.84		.42		.36		.18
Net income:
Basic earnings	1.13		.85		.43		1.29		.29
Diluted earnings	1.12		.84		.43		1.28		.29
Book value	9.39		8.64		8.01		7.99		6.64
Dividends declared	.28		.20		.20		.20		.20
Dividend payout ratio	24.86%		23.56%		47.27%		55.57%		109.62%
Average common shares outstanding	9,176,771		9,003,626		8,865,059		8,832,309		8,781,628
Profitability Ratios:
Return on average assets	.79%		.66%		.36%		.34%		.18%
Return on average shareholders’ equity	12.59		10.29		5.29		5.10		2.76
Net interest margin	3.17		3.22		3.35		3.43		2.93
Efficiency ratio	65.22		67.75		78.89		77.50		90.65
Asset Quality Ratios:
Net charge-offs to average loans	.23%		.29%		.54%		.38%		.41%
Allowance to period-end loans	1.15		1.27		1.25		1.25		.82
Nonperforming assets to total loans and repossessions	.25		.29		.49		.92		1.18
Allowance to nonperforming loans and repossessions	4.50	x	5.53	x	3.14	x	2.03	x	1.32x

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands except per share data)
Liquidity Ratios:
Total loans to total deposits	100.51%	97.93%	93.81%	87.12%	87.65%
Net loans to total deposits	97.79	94.57	89.61	83.21	80.38
Average total loans to average earning assets	86.48	82.78	84.26	85.78	85.89
Capital Ratios:
Leverage	8.64%	8.74%	9.03%	8.42%	8.08%
Risk-based capital
Tier 1	9.60	9.88	10.33	10.38	9.05
Total	11.97	11.91	12.74	12.55	11.72
Average equity to average assets	6.29	6.38	6.86	6.16	5.94
Balance Sheet Data (At End of Period):
Assets	$1,405,703	$1,223,717	$1,091,919	$1,065,727	$993,412
Earning assets	1,343,743	1,170,534	1,043,543	1,003,950	841,907
Total loans	1,129,777	995,289	833,029	789,402	717,088
Total deposits	1,124,013	1,016,377	887,979	906,095	818,081
Long-term debt	94,908	70,598	80,925	61,008	67,334
Shareholders’ equity	86,739	78,809	71,126	70,774	58,270
Daily Average:
Assets, net of discontinued operations	$1,304,090	$1,162,651	$1,034,527	$937,452	$891,176
Earning assets	1,248,811	1,115,149	986,485	882,947	832,530
Total loans	1,080,025	923,103	831,243	757,430	715,099
Total deposits	1,072,695	969,815	865,182	845,619	814,477
Long-term debt	81,817	80,205	46,906	61,360	63,021
Shareholders’ equity	82,002	74,137	70,967	62,317	58,038

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CONSOLIDATED FINANCIAL REVIEW
      The following management discussion and analysis address important factors affecting the results of operations and financial condition of FSC and its subsidiaries for the periods indicated. The consolidated financial statements and accompanying notes should be read in conjunction with this review.
Business Overview
      FSC is a bank holding company headquartered in Atlanta, Georgia, and is the parent company of its wholly-owned subsidiaries, Fidelity Bank (“the Bank”) and LionMark Insurance Company. With over $1.4 billion in assets, the Bank provides an array of personal and electronic financial services including traditional deposit, lending, mortgage, and international trade services to our commercial and retail customers. Internet banking, including on-line bill pay, and Internet cash management services are available to individuals and businesses, respectively. Brokerage, credit card, trust, and merchant processing services and products are provided through partnering arrangements with third parties. Fidelity currently conducts full-service banking and residential mortgage lending businesses through 19 locations in the metropolitan Atlanta area and our internet branch at www.lionbank.com. Fidelity conducts indirect automobile lending (the purchase of consumer automobile installment sales contracts from automobile dealers) in Georgia, Florida, Tennessee, and North Carolina through two Atlanta, Georgia, loan production offices, and our Jacksonville, Florida, indirect loan production office. Residential mortgage lending and residential construction lending are conducted through certain of our Atlanta offices and from a loan production office in Jacksonville, Florida. SBA lending is conducted through our Conyers, Georgia, loan production office.
      LionMark Insurance Company currently provides a credit related insurance product to our indirect automobile customers through our Atlanta, Georgia, office.
      Our profitability, as with most financial institutions, is primarily dependent upon net interest income, which is the difference between interest received on interest-earning assets, such as loans and securities, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. Results of operations are also affected by the provision for loan losses; noninterest income, such as service charges on deposit accounts and fees on other services, income from indirect and SBA lending activities, mortgage banking, brokerage activities, and bank owned life insurance; as well as noninterest expenses such as salaries and employee benefits, occupancy, furniture and equipment, professional and other services, and other expenses, including income taxes.
      Economic conditions, competition, and the monetary and fiscal policies of the Federal government significantly affect financial institutions including FSC. Beginning in 2004 and throughout 2005, the Federal government’s monetary and fiscal policy was marked by a steady pattern of increases to short-term interest rates. Our lending activities are also significantly influenced by the local economic environments in Atlanta, Georgia, and Jacksonville, Florida. These factors include the demand for and supply of housing, competition among lenders, interest rate conditions, and prevailing rates for competing investments and deposit products in our primary market area.
      We are about building value. FSC’s mission is “to continue growth, improve earnings and increase shareholder value; to treat customers, employees, community and shareholders according to the Golden Rule; and to operate within a culture of strong internal controls.” Fidelity Bank is Atlanta’s Community Bank. We are about building relationships with a locally oriented, community based focus. We provide a broad array of sophisticated products delivered with quality personal service.
      Our banking franchise spans five counties in the metropolitan Atlanta market. Atlanta’s economy appears to be sound and growing based on improving economic trends, and management is optimistic regarding growth and profitability opportunities for 2006.
      Strategic initiatives completed over the past few years were designed to position ourselves to focus on the core banking business while expanding product offerings, reducing product delivery risk, reducing product credit risk, improving profitability, and strengthening capital.
      Our focus for 2006 is on the continuing profitable growth of our core banking business, building on our improved performance in 2005, when loans and total assets grew significantly, when income increased 35% over the prior year, and when asset quality and operating results reflected continued improvement. We define our core banking business as that of providing quality products, services, and delivery systems at the community banking level to both consumers and small to medium sized businesses.
      During 2005, we grew shareholder value by growing the core bank and increasing profits, while we focused on the future by taking initiatives that should contribute to FSC’s value. These initiatives focus on increasing our transaction deposit base and increasing noninterest income.
      We took the initiative to grow shareholder value by increasing personal and business transaction accounts to expand current customer relationships, add new customers, and increase the number and volume of lower cost transaction account deposits. To prepare for this initiative, we strengthened our retail banking staff, commenced construction of a new branch, began market studies to identify several other potential branch sites, and hired a marketing firm to oversee the launch of our Totally Free business and personal checking account program. This program was launched in January 2006, with a full array of new, simplified deposit products.

      Also in the third quarter of 2005, we took steps to significantly increase our noninterest income by expanding our SBA lending department. By year-end 2005, we had established a complete team of experienced professional SBA lenders and support staff hired from one of our competitors.
      Finally, in 2005 we began operations in LionMark Insurance Company, an insurance agency offering a credit related insurance product to our customers, thereby enhancing our noninterest income.
Critical Accounting Policies
      Our accounting and reporting policies are in accordance with United States generally accepted accounting principles and conform to general practices within the banking industry. Our financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions, and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses, and related disclosures. Different assumptions in the application of these policies, or conditions significantly different from certain assumptions, could result in material changes in our consolidated financial position or consolidated results of operations. The more critical accounting and reporting policies include those related to the allowance for loan losses, the capitalization of excess servicing assets and their amortization, loan related revenue recognition, and income taxes. Our accounting policies are fundamental to understanding our consolidated financial position and consolidated results of operations. Accordingly, our significant accounting policies are discussed in detail in Note 1 in the “Notes to Consolidated Financial Statements.” Significant accounting policies have been periodically discussed and reviewed with and approved by the Audit Committee of the Board of Directors and the Board of Directors.
      The following is a summary of our significant accounting policies that are highly dependent on estimates, assumptions, and judgments.

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
      A formal review of the allowance for loan losses is prepared quarterly to assess the credit risk inherent in the loan portfolio, including concentrations, and to determine the adequacy of the allowance for loan losses. For purposes of the quarterly management review, the consumer loan portfolio is separated by loan type and each loan type is treated as a homogeneous pool. The level of allowance required for each loan type is determined in part based upon historical charge-off experience. Every commercial, commercial real estate, and construction loan is assigned a risk rating using established credit policy guidelines. A projected loss allocation factor is determined for each significant loan category based on historical charge-off experience, current trends, the economic outlook, and other factors. All nonperforming commercial, commercial real estate, SBA, and construction loans, and loans deemed to have greater than normal risk characteristics are reviewed monthly by Credit Review to determine the level of additional allocation for loan losses required to be specifically assigned to these loans. The amounts so determined are then added to the previously allocated allowance by category to determine the required allowance for commercial, commercial real estate, SBA, residential real estate, consumer, and construction loans. Methodologies for assessing the adequacy of the allowance for loan losses have been relatively consistent for the past several years.

Capitalized Servicing Assets
      Indirect automobile loan pools and certain SBA loans are sold with servicing retained. When the contractual servicing fees on loans sold servicing retained exceed the estimated costs to service those loans, the excess servicing fees (servicing rights) are capitalized and amortized over the expected lives of the serviced loans utilizing the interest method. Management makes certain estimates and assumptions related to costs to service varying types of loans and pools of loans, the projected lives of loans and pools of loans sold servicing retained, and discount factors used in calculating the present values of excess servicing fees projected to be received.
      No less frequently than quarterly, management reviews the status of all loans and pools of loans sold with related capitalized excess servicing assets to determine if there is any impairment to those assets due to such factors as earlier than estimated repayments or significant prepayments. Any impairment identified in these assets will result in reductions in their carrying values and a corresponding reduction in operating revenues.

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
      For commercial, SBA, construction, and real estate loans, the accrual of interest is discontinued and the loan categorized as non-accrual when, in management’s opinion, due to deterioration in the financial position of the borrower, the full repayment of principal and interest is not expected, or principal or interest has been in default for a period of 90 days or more, unless the obligation is both well secured and in the process of collection. Commercial, SBA, construction, and real estate secured loans may be returned to accrual status when management expects to collect all principal and interest and the loan has been brought current. Interest received on well collateralized nonaccrual loans is recognized on the cash basis. If the commercial, construction or real estate secured loan is not well collateralized, payments are applied to reduce principal.
      Consumer loans are placed on nonaccrual upon becoming 90 days past due or sooner if, in the opinion of management, the full repayment of principal and interest is not expected. On consumer loans, any payment received on a loan on which the accrual of interest has been suspended is applied to reduce principal.
      When a well collateralized commercial, SBA, construction, or real estate secured loan is placed on nonaccrual, accrued interest is not reversed and future payments of interest are recognized as interest income when received. For other loans, interest accrued during the current accounting period is reversed and interest accrued in prior periods, if significant, is charged off and adjustments to principal are made if the collateral related to the loan is deficient.

Income Taxes
      Fidelity files consolidated Federal income tax returns, as well as tax returns in several states. Taxes are accounted for in accordance with FAS No. 109, “Accounting for Income Taxes.” Under the liability method of FAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. Deferred tax assets are reviewed annually to assess the probability of realization of benefits in future periods or whether valuation allowances are appropriate. Under FAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The calculation of the income tax provision is complex and requires the use of judgments and estimates in its determination.

Obligations
      The following schedule provides a summary of our financial commitments to make future payments, primarily to fund loan and other credit obligations, long-term debt, and rental commitments primarily for the lease of branch facilities, the operations center, and the commercial lending, construction lending, and executive offices as of December 31, 2005. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments, lines of credit, and letters of credit are presented at contractual amounts; however, since many of these commitments are “revolving” commitments as discussed below and many are expected to expire unused or partially used, the total amount of these commitments do not necessarily reflect future cash requirements.

	Commitment Maturity or Payment Due by Period

	Commitments or		More Than 1 Year	3 Years or
	Long-term	1 Year or	but Less Than	More but Less	5 Years
	Borrowings	Less	3 Years	Than 5 Years	or More

	(Dollars in thousands)
Home equity lines	$48,651	$749	$2,867	$10,091	$34,944
Construction	138,593	137,068	1,525	—	—
Acquisition and development	19,773	4,943	14,830	—	—
Commercial	67,680	43,098	14,248	2,843	7,491
Mortgage	3,444	3,444	—	—	—
Letters of Credit	4,649	4,110	314	225	—
Lines of Credit	3,140	1,776	103	1	1,260
Federal funds sold line	500	500	—	—	—

Total financial commitments(1)	286,430	195,688	33,887	13,160	43,695
Subordinated debt(2)	46,908	—	—	—	46,908
Long-term borrowings(3)	48,000	—	23,000	25,000	—
Rental commitments(4)	13,842	2,282	4,425	4,042	3,093

Total commitments and long-term borrowings	$395,180	$197,970	$61,312	$42,202	$93,696

(1)	Financial commitments include both secured and unsecured obligations to fund. Certain residential construction and acquisition and development commitments relate to “revolving” commitments whereby payments are received as individual homes or parcels are sold; therefore, the outstanding balances at any one time will be less than the total commitment. Construction loan commitments in excess of one year have provisions to convert to term loans at the end of the construction period.

(2)	Subordinated debt is comprised of four trust preferred security issuances in 2000, 2003 and 2005. We have no obligations related to the trust preferred security holders other than to remit periodic interest payments and to remit principal and interest due at maturity. Each trust preferred security provides us the opportunity to prepay the securities at specified dates from inception, the fixed rate issues with declining premiums based on the time outstanding or at par after designated periods for all issues.

(3)	All long-term borrowings are collateralized with investment grade securities or with pledged real estate loans.

(4)	Leases and other rental agreements typically have renewal options either at predetermined rates or market rates on renewal.

Off-Balance Sheet Arrangements
      We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers and to reduce our own exposure to fluctuations in interest rates. These financial instruments, which include commitments to extend credit and letters of credit, involve to varying degrees elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. The contract or notional amounts of these instruments reflect the extent of involvement we have in particular classes of financial instruments.
      Our exposure to credit loss, in the event of nonperformance by customers for commitments to extend credit and letters of credit, is represented by the contractual or notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for recorded loans. Loan commitments and other off-balance sheet exposures are evaluated by Credit Review quarterly and reserves are provided for risk as deemed appropriate.
      Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the agreement. Substantially all of our commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. We minimize our exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Thus, we will deny funding a commitment if the borrower’s financial condition deteriorates during the commitment period, such that the customer no longer meets the pre-established conditions of lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.
      Standby and import letters of credit are commitments issued by us to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans or lines of credit to customers. We hold collateral supporting those commitments as deemed necessary.
Financial Overview
      Since our inception, we have pursued managed profitable growth, primarily through internal expansion built on providing quality financial services in selected market areas. During 2005, as the economy continued to improve, most core loan portfolios grew at an accelerated rate and management and staffing improvements were put in place to drive profitable growth.
      We made great strides in 2005 in terms of growth, improvements in asset quality, expanded products, and improved operations. Net income for 2005 was $10.3 million, an increase of 35.3% when compared to the $7.6 million earned in 2004. Net income per diluted share was $1.12 for 2005, compared to $.84 for 2004. Key factors impacting our financial conditions and results of operations for 2005 are summarized below:

•	Total assets increased $182 million to $1,406 million at the end of 2005 or 14.9% compared to $1,224 million at year end 2004. This increase was primarily due to the 14.8% increase in earning assets which was driven by loan growth.

•	Net interest income increased $3.7 million or 10.4% in 2005 over 2004 to $39.4 million due primarily to strong organic loan growth. The net interest margin declined 5 basis points in 2005 to 3.17% from 3.22% in 2004 resulting from a 69 basis point increase in the cost of funds outpacing the 58 basis point increase in the yield on earning assets.

•	The provision for loan losses for 2005 was $2.9 million compared to $4.8 million in 2004. The lower provision is reflective of improving loan quality and lower inherent credit risk in the loan portfolio. Net charge-offs for 2005 were .23% of average loans outstanding compared to .29% for 2004. The allowance for loan losses was 1.15% of outstanding loans and provided coverage of 630% of nonperforming loans.

•	Nonperforming assets declined to .20% of total assets at year-end 2005 compared to .23% at year-end 2004.

      The year ended December 31, 2005, was a year in which both profits and quality earning assets grew significantly. It was also a year in which we positioned FSC for significant growth in net interest and noninterest income for 2006.
Results of Operations

Net Income
      Our net income for the year ended December 31, 2005, was $10.3 million or $1.13 basic and $1.12 fully diluted earnings per share, respectively. Net income for the year ended December 31, 2004, was $7.6 million or $.85 basic and $.84 fully diluted earnings per share, respectively.
      The $2.7 million or 35.3% increase in net income in 2005 compared to 2004 was largely attributable to a $3.7 million or 10.4% increase in net interest income and a significant decline of $1.9 million or 39.6% in the provision for loan losses, offset in part by a $1.0 million or 2.7% increase in noninterest expenses. Net interest income increased during 2005 compared to 2004 as the average balance of interest-earning assets increased $134 million, offset in part by a 5 basis point decline in the net interest margin. The provision for loan losses during 2005 was significantly less than that for 2004 as most measures of asset quality improved significantly, including reduced net charge-offs during 2005 compared to 2004. Noninterest income declined slightly in 2005 compared to 2004 due primarily to decreases in mortgage banking activities, indirect lending activities, SBA lending activities, service charges on deposit accounts, and reduced securities gains, offset in part by increases in other fees and charges, brokerage activities and increases in the cash surrender value of bank owned life insurance. Noninterest expense increased somewhat in 2005 compared to 2004 primarily due to increases in salaries and employee benefits and professional and other services, offset in part by declines in most other categories of noninterest expense.
      Net income for the year ended December 31, 2004, was $7.6 million or $.85 and $.84 basic and fully diluted earnings per share, respectively. Net income for the year ended December 31, 2003, was $3.8 million or $.43 basic and fully diluted earnings per share.
      The 99.2% increase in net income in 2004 compared to 2003 was attributable to a significant increase in net interest income, an increase in noninterest income, and a significant decrease in noninterest expenses. Net interest income increased significantly during 2004 compared to 2003 as the average balance of interest-earning assets increased substantially, offset in part by a decline in the net interest margin. The provision for loan losses during 2004 was comparable to that for 2003 and would have been less except for significant loan growth in 2004, as most measures of asset quality improved significantly, including reduced net charge-offs during 2004 compared to 2003. Noninterest income grew in 2004 compared to 2003 due to increases in indirect lending activities, SBA lending activities, brokerage activities, and increases in the cash surrender value of bank owned life insurance, offset in part by declines in mortgage banking activities and revenues from service charges on deposit accounts. Noninterest expense declined significantly in 2004 compared to 2003 due to declines in most expense categories, including salaries and employee benefits, professional and other services, and other operating expenses.

Net Interest Income/ Margin
      Taxable-equivalent net interest income was $39.6 million in 2005 compared to $35.9 million in 2004, an increase of $3.7 million or 10.2%. The $14.4 million or 24.2% increase in interest income for 2005 compared to 2004 was attributable to the net growth of $134 million or 12.0% in average interest-earning assets and a 58 basis point increase in the yield on interest-earning assets. The growth in average interest-earning assets in 2005 was driven primarily by growth in all loan categories except loans held-for-sale, as average loan balances grew $157 million, offset in part by a decrease in average investment securities balances, which declined $23 million, as principal payments on mortgage backed securities were utilized to fund higher yielding loan growth. The increase in the yield on interest-earning assets was due to increases in yields on all loan portfolios and the decrease in average balances in lower yielding investment securities. A 61 basis point increase in yields on average loan balances was in large part attributable to a steadily increasing short-term interest rate environment during the second half of 2004 and throughout 2005.
      The $10.7 million or 44.8% increase in interest expense was attributable to a $125 million growth in average interest-bearing liability balances, exacerbated by a 69 basis point increase in the cost of interest-bearing liabilities due to increasing market rates of interest and increasing competition for deposits. Average total interest-bearing deposits increased $97 million or 11.3% to $955 million during 2005 compared to 2004, while average borrowings increased $28 million or 24.9% to $142 million. The increase in average total interest-bearing deposits was due in part to an advertised program to attract time deposits and savings accounts during the first half of 2005.
      Average interest-earning assets increased in 2005 to $1,249 million, a 12.0% increase when compared to 2004. Average interest-bearing liabilities increased to $1,097 million, a 12.9% increase. The net interest rate margin decreased by 5 basis points to 3.17% in 2005 when compared to 2004.
      Taxable-equivalent net interest income was $35.9 million in 2004 compared to $33.0 million in 2003, an increase of $2.9 million or 8.8%. The $3.0 million increase in interest income for 2004 compared to 2003 was attributable to the net growth of $129 million in average interest-earning assets, offset in part by a 40 basis point decline in the yield on interest-earning assets. The growth in average interest-earning assets in 2004 was driven primarily by growth in commercial, construction, and indirect automobile lending as average loan balances grew $92 million, and by average investment securities balances, which grew $44 million. The decline in the yield on interest-earning assets was primarily due to the declines in yields on the indirect automobile, installment, and mortgage loan portfolios and the significant increase of average balances in lower yielding investment securities. The 49 basis point decline in yields on loans was directly attributable to strong competition for quality loans and the flat to declining interest rate environment during 2004.
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

Average Balances, Interest and Yields	Table 1

	For the Years Ended December 31,

	2005			2004			2003

	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
ASSETS
Interest-Earning Assets:
Loans, net of unearned income(1)(2)
Taxable	$1,073,127	$65,778	6.13%	$915,360	$50,479	5.51%	$824,850	$49,623	6.02%
Tax-exempt(3)	6,898	484	7.02	7,743	553	7.15	6,393	441	6.89

Total loans	1,080,025	66,262	6.14	923,103	51,032	5.53	831,243	50,064	6.02
Investment securities — taxable	158,248	7,670	4.82	181,053	8,726	4.82	137,458	6,610	4.86
Interest-bearing deposits	1,033	32	3.12	1,268	15	1.20	3,501	40	1.13
Federal funds sold	9,505	315	3.31	9,725	116	1.18	14,283	155	1.08

Total interest-earning assets	1,248,811	74,279	5.95	1,115,149	59,889	5.37	986,485	56,869	5.77
Noninterest-Earnings Assets:
Cash and due from banks	21,775			21,251			21,091
Allowance for loan losses	(12,913)			(11,116)			(10,477)
Premises and equipment	13,539			13,389			14,420
Other real estate owned	528			457			2,085
Other assets	32,350			23,521			20,923

Total assets	$1,304,090			$1,162,651			$1,034,527

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Demand deposits	$225,138	4,044	1.80	$223,827	3,169	1.42	$162,306	1,978	1.22
Savings deposits	153,700	4,575	2.98	118,566	2,069	1.75	116,463	2,006	1.72
Time deposits	576,326	19,329	3.35	515,499	13,559	2.63	480,655	14,834	3.09

Total interest-bearing deposits	955,164	27,948	2.93	857,892	18,797	2.19	759,424	18,818	2.48
Federal funds purchased	6,340	223	3.51	4,327	79	1.80	2,370	33	1.41
Securities sold under agreements to repurchase	28,695	716	2.50	17,844	191	1.07	22,686	255	1.12
Other short-term borrowings	24,648	654	2.65	10,931	399	3.65	20,233	1,019	5.04
Subordinated debt	44,790	3,814	8.52	36,598	3,084	8.34	8,589	789	9.19
Long-term debt(4)	37,027	1,329	3.59	43,607	1,411	3.31	38,317	2,924	7.63

Total interest-bearing liabilities	1,096,664	34,684	3.16	971,199	23,961	2.47	851,619	23,838	2.80

	For the Years Ended December 31,

	2005			2004			2003

	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Noninterest-Bearing Liabilities and Shareholders’ Equity:
Demand deposits	117,531			111,923			105,758
Other liabilities	7,893			5,392			6,183
Shareholders’ equity	82,002			74,137			70,967

Total liabilities and shareholders’ equity	$1,304,090			$1,162,651			$1,034,527

Net interest income/spread		$39,595	2.79		$35,928	2.90		$33,031	2.97

Net interest rate margin			3.17			3.22			3.35

(1)	Fee income relating to loans is included in interest income.

(2)	Nonaccrual loans are included in average balances and income on such loans, if recognized, is recognized on a cash basis.

(3)	Interest income includes the effects of taxable-equivalent adjustments of $150,000, $189,000, and $151,000, for each of the three years ended December 31, 2005, 2004, and 2003, respectively, using a combined tax rate of 35%.

(4)	Long-term debt includes trust preferred securities in 2003, which are classified as subordinated debt in 2005 and 2004.

Rate/ Volume Analysis	Table 2

	2005 Compared to 2004 Variance			2004 Compared to 2003 Variance
	Attributed to(1)			Attributed to(1)

			Net			Net
	Volume	Rate	Change	Volume	Rate	Change

	(Dollars in thousands)
Net Loans:
Taxable	$9,259	$6,040	$15,299	$5,208	$(4,353)	$855
Tax-exempt(2)	(59)	(10)	(69)	95	17	112
Investment securities — taxable	(1,052)	(4)	(1,056)	2,164	(48)	2,116
Federal funds sold	(3)	202	199	(53)	14	(39)
Interest-bearing deposits	(3)	20	17	(26)	2	(24)

Total interest-earning assets	$8,142	$6,248	$14,390	$7,388	$(4,368)	$3,020

Interest-Bearing Deposits:
Demand	$19	$856	$875	$837	$354	$1,191
Savings	745	1,761	2,506	35	28	63
Time	1,731	4,039	5,770	1,030	(2,305)	(1,275)

Total interest-bearing deposits	2,495	6,656	9,151	1,902	(1,923)	(21)
Federal funds purchased	48	96	144	34	11	45
Securities sold under agreements to repurchase	165	360	525	(53)	(11)	(64)
Other short-term borrowings	391	(136)	255	(388)	(232)	(620)
Subordinated debt	667	63	730	2,343	(79)	2,264
Long-term debt	(209)	127	(82)	359	(1,840)	(1,481)

Total interest-bearing liabilities	$3,557	$7,166	$10,723	$4,197	$(4,074)	$123

(1)	The change in interest due to both rate and volume has been allocated to the components in proportion to the relationship of the dollar amounts of the change in each.

(2)	Reflects fully taxable equivalent adjustments using a combined tax rate of 35%.

Provision for Loan Losses
      Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries.
      The provision for loan losses was $2.9 million in 2005 and $4.8 million in 2004 and 2003. Net charge-offs were $2.4 million in 2005 compared to $2.5 million in 2004 and $4.2 million in 2003. The ratio of net charge-offs to average loans outstanding was .23% in 2005 compared to .29% in 2004 and .54% in 2003. The decrease in net charge-offs in 2005 compared to 2004 was primarily due to improvement in overall loan quality. We significantly decreased the provision for loan losses during 2005 as a result of improving loan quality.
      The allowance for loan losses as a percentage of loans outstanding at the end of 2005, 2004, and 2003 was 1.15%, 1.27% and 1.25%, respectively.
      For additional information on asset quality, refer to the discussions regarding loans, credit quality, nonperforming assets, and the allowance for loan losses.

Analysis of the Allowance for Loan Losses	Table 3

	December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Balance at beginning of year	$12,174	$9,920	$9,404	$5,405	$6,128
Charge-offs:
Commercial, financial and agricultural	385	384	1,398	340	659
Real estate-construction	—	—	—	2	—
Real estate-mortgage	160	454	305	63	65
Consumer installment	2,890	2,770	3,145	2,782	2,666

Total charge-offs	3,435	3,608	4,848	3,187	3,390
Recoveries:
Commercial, financial and agricultural	284	456	82	4	37
Real estate-construction	—	—	—	—	—
Real estate-mortgage	41	66	41	3	5
Consumer installment	679	540	491	511	618

Total recoveries	1,004	1,062	614	518	660

Net charge-offs	2,431	2,546	4,234	2,669	2,730
Provision for loan losses	2,900	4,800	4,750	6,668	2,007

Balance at end of year	$12,643	$12,174	$9,920	$9,404	$5,405

Allowance for loan losses as a percentage of loans	1.15%	1.27%	1.25%	1.25%	.82%
Ratio of net charge-offs during period to average loans outstanding, net	.23	.29	.54	.38	.41

Noninterest Income
      Noninterest income for 2005 was $14.2 million compared to $14.6 million in 2004, a 2.2% decrease. Decreases in revenues from service charges on deposit accounts, mortgage banking activities, indirect automobile lending activities, SBA lending activities, and gains on sale of securities were offset in part by increases in revenues from other fees and charges, brokerage activities, bank owned life insurance, and other revenues.
      Our strategic plan calls for increasing noninterest income as a percentage of total revenues (net interest income plus noninterest income). A key driver of that growth in noninterest income is through revenue enhancement initiatives. An important source of noninterest revenue is our indirect automobile loan sales and indirect automobile loan servicing activity. We increased our indirect automobile loan production capability significantly in late 2003 with the opening of a new production office in metropolitan Atlanta and through the retention of several seasoned and productive indirect automobile loan buyers. In addition, several seasoned and productive indirect automobile loan buyers in Tennessee were retained in the first quarter of 2006 and are anticipated to add significantly to indirect loan production for the remainder of 2006. In 2005, indirect automobile loan production was $453 million and increased $5 million or 1.2% when compared to 2004 production. Sales of indirect automobile loans in 2005 approximated $135 million or a decrease of 8.9% when compared to sales of $148 million in 2004. Indirect automobile loans serviced for others totaled $260 million at December 31, 2005, compared to $233 million serviced at the end of 2004, an increase of 11.9%. Income from indirect automobile lending activities is heavily driven by current loan production and will vary with significant changes in automobile sales and manufacturers’ marketing packages in our markets, which are predominately Georgia and Florida. During the late fall of 2005, Florida was hit with several hurricanes, and automobile manufacturers aggressively promoted sales by offering rebates and lowering loan rates through their captive finance companies. Each of these negatively impacted our fourth quarter loan production compared to prior quarters, although fourth quarter 2005 loan production exceeded that for the same period in 2004. As a result of decreased indirect automobile loans sold with servicing retained and less gain on sales as production was sold into a rising interest rate market, offset in part by higher revenues from an increased balance of indirect automobile loans serviced providing servicing and ancillary fees, revenue from indirect loan activities for 2005 totaled $4.0 million compared to $4.3 million in 2004, a decrease of $326,000 or 7.5%.
      Service charges on deposit accounts declined approximately $395,000 or 8.9% to $4.1 million in 2005 compared to $4.5 million in 2004, primarily due to continuing competitive pressures to reduce fees and charges, because of an improving economy and modified customer behaviors, resulting in fewer insufficient funds charges and other charges, and higher market rates of interest, resulting in greater earnings credits offsetting activity changes on certain business checking accounts.
      Other fees and charges increased $358,000 or 31.5% to $1.5 million as revenues from debit card activities and credit card activities increased. Credit card activities for our customers are provided with branded credit cards issued through an agency relationship.
      Revenue from mortgage banking activities in 2005 totaled $1.2 million compared to $1.9 million in 2004, a decline of $671,000 or 35.0% due to a decline in the volume of residential mortgage loans originated and sold in 2005.
      Revenue from brokerage activities increased 39.0% to $949,000 for the year ended December 31, 2005, compared to $683,000 for 2004 primarily because of increased volume due to improving stock markets and the hiring of additional brokers.
      Revenue from SBA lending activities for 2005, which includes both gains from the sale of SBA loans and servicing and ancillary fees on loans sold with servicing retained, totaled $559,000 compared to $768,000 for 2004, primarily due to decreased SBA loan production and sales, although revenues from this activity increased in the fourth quarter of 2005 as a result of expanding that department substantially late in the third quarter of 2005 through the addition of several productive and seasoned SBA lenders. Revenue from this source is anticipated to increase significantly in 2006.
      Revenue from bank owned life insurance totaled $946,000 in 2005 and was $367,000 or 63.4% greater than in 2004 due in large part to $10 million in additional bank owned life insurance purchased in the first half of 2005.
      Other revenues increased to $948,000 in 2005 and were $638,000 or 205.8% greater than other revenues for 2004. This increased revenue was provided primarily by insurance commissions from our insurance agency subsidiary established in 2005 and by a gain of $241,000 from the sale of assets representing additional collateral obtained in 2001 from a loan relationship workout.
      Noninterest income for 2004 was $14.6 million compared to $13.8 million in 2003, a 5.8% increase. Increases in revenues from indirect automobile lending, SBA lending, and brokerage activities were offset in part by declines in revenues from mortgage banking activities and in service charges on deposit accounts.
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
      Service charges on deposit accounts declined approximately $535,000 or 10.7% to $4.5 million in 2004 compared to $5.0 million in 2003, primarily due to competitive pressures to reduce fees and charges and because of an improving economy resulting in fewer insufficient funds charges and other charges.
      Revenue from mortgage banking activities in 2004 totaled $1.9 million compared to $2.8 million in 2003, a decline of $891,000 or 31.7% due to a decline in the volume of residential mortgage loans originated and sold in 2004. Interest rates rose in late 2003, reducing the volume of refinancings in 2004.

Noninterest Expense
      Noninterest expense during 2005 increased $931,000 or 2.7% to $35.0 million when compared to 2004, due primarily to increases in salaries and employee benefits and professional and other services, offset in part by minimal increases or modest declines in most other expense categories.
      Salaries and employee benefits increased $1.3 million or 7.2% to $19.2 million in 2005 compared to 2004 due in large part to the increase in staff as we expanded SBA lending activities and the branch sales and management team during the second half of 2005, exacerbated by increases in operations and support staff, annual salary increases, and increases in employee benefit costs. The number of full-time equivalent employees at December 31, 2005, was 356 compared to 335 full-time equivalent employees at December 31, 2004.
      Professional and other services expenses increased $508,000 or 21.7% to $2.8 million in 2005 compared to 2004 due to increases in legal fees, consulting and contract services expenses and in audit and accounting fees primarily associated with Sarbanes Oxley compliance.
      Other insurance expenses decreased $408,000 or 52.3% to $372,000 in 2005 when compared to 2004 due to a significant decline in the April 2005 through March 2006 renewal cost as a result of competitive pricing and followed the decline in the prior year annual renewal cost as a result of our improved risk profile resulting from the divestiture of certain lines of business in 2002 and the resolution of regulatory issues in 2003.
      Noninterest expense during 2004 declined $2.7 million or 7.4% to $34.1 million when compared to 2003, due primarily to declines in salaries and employee benefits, professional and other services, and other operating expenses.
      Salaries and employee benefits declined $879,000 or 4.7% to $17.9 million in 2004 compared to 2003 due primarily to the increase in deferred costs related to the large increase in the volume of loans produced in 2004. The number of full-time equivalent employees at December 31, 2004, was 335 compared to 332 full-time equivalent employees at December 31, 2003.
      Net occupancy expenses declined $275,000 or 7.1 to $3.6 million in 2004 compared to 2003 as an expiring lease at the end of 2003 on excess corporate office space was not renewed, offset in part by a $100,000 write-off of leasehold improvements on excess operations center office space as the result of renegotiating a lease agreement to eliminate that excess space as of December 31, 2004, which reduced occupancy expense related to that lease in 2005 and beyond.
      Professional and other services expenses decreased $703,000 or 23.1% to $2.3 million in 2004 compared to 2003 primarily due to the resolution of legal and regulatory issues and decreases in consulting and contract services expenses.
      Other insurance expenses decreased $279,000 or 26.4% to $780,000 in 2004 when compared to 2003 due to the decline in our risk profile resulting from the divestiture of certain lines of business in 2002 and the resolution of regulatory issues in 2003.

      Other operating expenses declined $499,000 or 10.0% to $4.5 million in 2004 compared to 2003 due to declines in numerous expenses because of cost efficiency measures instituted in 2004, a reduction in regulatory fees as a result of the conversion of the Bank to a Georgia state charter and due to improved regulatory ratings, a reduction in other real estate costs, and reductions in many other expense categories as operational efficiencies were implemented, offset in part by an increase in advertising expense, an increase in Bank security expense, and relatively small increases in various other expenses.

Provision for Income Taxes
      The provision for income taxes consists of provisions for Federal and state income taxes. The provision for income taxes from continuing operations for 2005, 2004, and 2003 was $5.4 million, $3.8 million, and $1.3 million, respectively, with effective tax rates of 34.5%, 33.2%, and 26.3%, respectively. The effective tax rate for 2005 approximated statutory rates and exceeded that of 2004 and 2003, primarily because the significant growth in income from continuing operations before taxes in 2005 reduced the beneficial impact of nontaxable income relative to that of 2004 and 2003. Another factor impacting the 2005 effective tax rate was the additional 1% Federal tax imposed on pre-tax earnings in excess of $10 million.

Discontinued Operations
      Our credit card line of business was sold in December 2002 with servicing transferred to the acquirer in May of 2003; therefore, there was no revenue or expense related to this line of business in 2005 or 2004. Generally accepted accounting principles accepted in the United States require that income after taxes from discontinued operations be reported in the Statements of Income after net income from continuing operations for 2003.
      Income from discontinued operations after taxes in 2003 totaled $78,000 as revenue in 2003 was provided by servicing fees paid by the purchaser until the servicing was transferred in May 2003. The related noninterest income approximated $1.5 million, while noninterest expense was $1.3 million.

Financial Condition
      We manage our assets and liabilities to maximize long-term earnings opportunities while maintaining the integrity of our financial position and the quality of earnings. To accomplish this objective, management strives to effect efficient management of interest rate risk and liquidity needs. The primary objectives of interest-sensitivity management are to minimize the effect of interest rate changes on the net interest margin and to manage the exposure to risk while maintaining net interest income at acceptable levels. Liquidity is provided by carefully structuring the balance sheet and through unsecured and secured lines of credit with other financial institutions, the Federal Home Loan Bank of Atlanta (the “FHLB”), and the Federal Reserve Bank of Atlanta (the “FRB”).
      The Asset/ Liability Management Committee (“ALCO”) meets regularly to, among other things, review our interest rate sensitivity positions, our funding needs and sources, and our current and projected liquidity.

Market Risk
      Our primary market risk exposures are interest rate risk and credit risk and, to a lesser extent, liquidity risk. We have little or no risk related to trading accounts, commodities, or foreign exchange.
      Interest rate risk, which encompasses price risk, is the exposure of a banking organization’s financial condition and earnings ability to withstand adverse movements in interest rates. Accepting this risk can be an important source of profitability and shareholder value; however, excessive levels of interest rate risk can pose a significant threat to assets, earnings, and capital. Accordingly, effective risk management that maintains interest rate risk at prudent levels is essential to our success.

      The ALCO, which includes senior management representatives, monitors and considers methods of managing the rate and sensitivity repricing characteristics of the balance sheet components consistent with maintaining acceptable levels of changes in portfolio values and net interest income with changes in interest rates. The primary purposes of the ALCO are to manage our interest rate risk, to effectively invest our capital, and to preserve the value created by our core business operations. Our exposure to interest rate risk compared to established tolerances is reviewed on at least a quarterly basis by the Board of Directors.
      Evaluating a financial institution’s exposure to changes in interest rates includes assessing both the adequacy of the management process used to control interest rate risk and the organization’s quantitative levels of exposure. When assessing the interest rate risk management process, we seek to ensure that appropriate policies, procedures, management information systems, and internal controls are in place to maintain interest rate risk at prudent levels with consistency and continuity. Evaluating the quantitative level of interest rate risk exposure requires us to assess the existing and potential future effects of changes in interest rates on our consolidated financial condition, including capital adequacy, earnings, liquidity, and, where appropriate, asset quality.
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
      Interest rate sensitivity analysis is used to measure our interest rate risk by computing estimated changes in earnings and in the net present value of our cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net present value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 200 basis point increase or decrease in market interest rates (equity at risk).
      We utilize a statistical research firm specializing in the banking industry to provide various quarterly analyses and special analyses, as requested, related to our current and projected financial performance, including rate shock analyses. Data sources for this and other analyses include quarterly FDIC Call Reports and the Federal Reserve Y-9C, management assumptions, industry norms and financial markets data. The standard algebraic formula for calculating present value is used. Present value is the future cash flows of a financial investment or a portfolio of financial instruments, discounted to the present. For purposes of evaluating rate shock, rate change induced sensitivity tables are used in determining the timing and volume of repayment, prepayment, and early withdrawals.
      The following schedule reflects an analysis of our assumed market value risk and earnings risk inherent in our interest rate sensitive instruments related to immediate and sustained interest rate variances of 200 basis points, both above and below current levels (rate shock analysis). Earnings and fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Assumptions have been made as to appropriate discount rates, prepayment speeds, expected cash flows, and other variables. Changes in assumptions significantly affect the estimates and, as such, the derived earnings and fair value may not be indicative of the value negotiated in an actual sale or comparable to that reported by other financial institutions. In addition, the fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business. The tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates. Our policy states that a negative change in net present value (equity at risk) as a result of an immediate and sustained 200 basis point increase or decrease in interest rates should not exceed the lesser of 2% of total assets or 15% of total regulatory capital. It also states that a similar increase or decrease in interest rates should not negatively impact net interest income or net income by more than 5% or 15%, respectively.
      The following schedule reflects the effects on net interest income and net income over a one-year period and the effects on net present value of our assets, liabilities, and off-balance sheet items as a result of an immediate and sustained increase or decrease of 200 basis points in market rates of interest as of December 31, 2005 and 2004 (dollars in thousands):
Rate Shock Analysis

	December 31, 2005		December 31, 2004

Market Rates of Interest	+200 Basis Points	-200 Basis Points	+200 Basis Points	-200 Basis Points

Change in net present value	$(7,744)	$2,881	$(16,301)	$5,301

Change as a percent of total assets	(.55)%	.20%	(1.33)%	.43%

Change as a percent of regulatory equity	(5.28)%	1.97%	(12.85)%	4.18%

Percent change in net interest income	2.03%	(3.02)%	.70%	(1.77)%

Percent change in net income	3.77%	(5.62)%	1.43%	(3.63)%

      At December 31, 2005, the analysis indicated that an immediate and sustained 200 basis point increase in market rates of interest would have a negative impact of $7.7 million on the net present value (equity at risk) compared to the approved tolerances of the lesser of 2% of assets (or $28 million) or 15% of total regulatory equity (or $22 million). An immediate and sustained 200 basis point decrease in market rates of interest would have a positive impact of $2.8 million on the net present value of our financial assets and liabilities. An immediate and sustained decrease of 200 basis points in market rates of interest would have a negative impact of 3.02% on net interest income and a negative impact of 5.62% on net income compared to approved tolerances of 5.00% and 15.00%, respectively. An immediate and sustained increase of 200 basis points in market rates of interest would have a positive impact on net interest income of 2.03% and on net income of 3.77%. Thus, the rate shock analysis at December 31, 2005, indicated that the effects of an immediate and sustained increase or decrease of 200 basis points in market rates of interest would fall well within policy parameters and approved tolerances for equity at risk, net interest income and net income. The net interest sensitivity asset gap at 90 days and six months was 12.10% and 1.07%, respectively, at December 31, 2005, mitigated in part by a net sensitivity liability gap of 6.36% at one year.
      We have historically been asset sensitive to six months; however, we have been liability sensitive from six months to one year, largely mitigating the potential negative impact on net interest income and net income over a full year from a sudden and sustained decrease in interest rates. Likewise, historically the potential positive impact on net interest income and net income of a sudden and sustained increase in interest rates has been reduced over a one-year period as a result of our liability sensitivity in the six-month to one-year time frame.
      As discussed, the negative impact of an immediate and sustained 200 basis point increase in market rates of interest on the net present value (equity at risk) was well within established tolerances at December 31, 2005, and was significantly less than that at December 31, 2004, primarily because of the reduced duration in the investment portfolio. Also, the negative impact of an immediate and sustained 200 basis point decrease in market rates of interest on net interest income and net income was well within established tolerances and reflected an increase in interest rate sensitivity at December 31, 2005, compared to year-end 2004, primarily because of an increased liability sensitivity in the three month to six month time frame, thus reducing the net sensitivity asset gap for that period and increasing the net sensitivity liability gap at one year. We follow FDIC guidelines for non-maturity deposits such as interest-bearing transaction and savings accounts in the interest rate sensitivity (gap) analysis; therefore, this analysis does not reflect the full impact of rapidly rising or falling market rates of interest on these accounts compared to the results of the rate shock analysis presented.
      At December 31, 2004, the analysis indicated that an immediate and sustained 200 basis point increase in market rates of interest would have a negative impact of $16 million on our net present value (equity at risk) compared to the approved tolerances of the lesser of 2% of assets (or $24 million) or 15% of total regulatory equity (or $19 million). An immediate and sustained 200 basis point decrease in market rates of interest would have a positive impact of $5 million on the net present value of our financial assets and liabilities. An immediate and sustained decrease of 200 basis points in market rates of interest would have a negative impact of 1.77% on net interest income and a negative impact of 3.63% on net income compared to approved tolerances of 5% and 15%, respectively. An immediate and sustained increase of 200 basis points in market rates of interest would have a positive impact on net interest income of ..70% and on net income of 1.43%. Thus, the rate shock analysis at December 31, 2004, indicated that the effects of an immediate and sustained increase or decrease of 200 basis points in market rates of interest would fall well within policy parameters and approved tolerances for equity at risk, net interest income, and net income. The net interest sensitivity asset gap at ninety days and six months was 11.88% and 6.05%, respectively, at December 31, 2004, mitigated in part by a net sensitivity liability gap of 2.99% at one year.
      Rate shock analysis provides only a limited, point in time view of interest rate sensitivity. The gap analysis also does not reflect factors such as the magnitude (versus the timing) of future interest rate changes and asset prepayments. The actual impact of interest rate changes upon earnings and net present value may differ from that implied by any static rate shock measurement. In addition, net interest income and net present value under various future interest rate scenarios are affected by multiple other factors not embodied in a static rate shock analysis, including competition, changes in the shape of the Treasury yield curve, divergent movement among various interest rate indices, and the speed with which interest rates change.

Interest Rate Sensitivity
      The major elements used to manage interest rate risk include the mix of fixed and variable rate assets and liabilities and the maturity and repricing patterns of these assets and liabilities. It is our policy not to invest in derivatives. We perform a quarterly review of assets and liabilities that reprice and the time bands within which the repricing occurs. Balances generally are reported in the time band that corresponds to the instrument’s next repricing date or contractual maturity, whichever occurs first. However, fixed rate indirect automobile loans, mortgage backed securities, and residential mortgage loans are primarily included based on scheduled payments with a prepayment factor incorporated. Through such analyses, we monitor and manage our interest sensitivity gap to minimize the negative effects of changing interest rates.
      The interest rate sensitivity structure within our balance sheet at December 31, 2005, indicated a cumulative net interest sensitivity liability gap of 6.36% when projecting out one year. In the near term, defined as 90 days, there was a cumulative net interest sensitivity asset gap of 12.10% at December 31, 2005. When projecting forward six months, there was a net interest sensitivity asset gap of 1.07%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle (see “Market Risk”). Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. Our policy states that the cumulative gap at six months and one year should generally not exceed 15% and 10%, respectively. Thus, we were well within established tolerances at December 31, 2005. Any interest rate risk associated with cumulative gap positions was mitigated in part in 2005 because of the net interest sensitivity asset gap in the near term and the net interest sensitivity liability gap at one year with a reduced net interest sensitivity asset position at six months. The interest rate shock analysis is generally considered to be a better indicator of interest rate risk.
      The following table illustrates our interest rate sensitivity at December 31, 2005, as well as the cumulative position at December 31, 2005 (dollars in thousands):

Interest Rate Sensitivity Analysis(1)	Table 4

	Repricing Within

	0-30	31-60	61-90	91-120	121-150	151-180	181-365	Over One
	Days	Days	Days	Days	Days	Days	Days	Year	Total

Interest-Earning Assets:
Investment securities available for-sale	$2,178	$2,178	$2,179	$2,179	$2,178	$2,179	$12,224	$98,905	$124,200
Investment securities held-to- maturity	530	530	529	529	529	529	3,166	36,909	43,251
Loans	439,810	24,046	24,346	24,976	21,958	23,232	152,664	388,137	1,099,169
Loans held-for-sale	4,608	26,000	—	—	—	—	—	—	30,608
Federal funds sold	44,177	—	—	—	—	—	—	—	44,177
Due from banks — interest-earning	929	—	—	—	—	—	—	—	929

Total interest-earning assets	492,232	52,754	27,054	27,684	24,665	25,940	168,054	523,951	1,342,334

Interest-Bearing Liabilities:
Demand deposit accounts	6,049	6,049	6,049	6,049	6,049	6,049	36,291	48,388	120,973
Savings and NOW accounts	158,183	2,338	2,338	2,338	2,338	2,338	14,028	112,222	296,123
Money market accounts	5,257	5,257	5,257	5,257	5,257	5,257	31,544	42,059	105,145
Time deposits> $100,000	11,526	14,633	24,363	38,382	22,057	16,315	60,740	37,147	225,163
Time deposits< $100,000	8,738	8,077	38,979	60,635	20,735	27,380	114,122	97,944	376,610
Long-term debt	—	—	25,000	—	—	—	—	69,908	94,908
Short-term borrowings	81,488	—	—	—	—	—	11,000	—	92,488

Total interest-bearing liabilities	271,241	36,354	101,986	112,661	56,436	57,339	267,725	407,668	1,311,410

Interest sensitivity gap	$220,991	$16,400	$(74,932)	$(84,977)	$(31,771)	$(31,399)	$(99,671)	$116,283	$30,924

Cumulative gap at 12/31/05	$220,991	$237,391	$162,459	$77,482	$45,711	$14,312	$(85,359)	$30,924

Ratio of cumulative gap to total interest-earning assets at 12/31/05	16.46%	17.68%	12.10%	5.77%	3.41%	1.07%	(6.36)%	2.30%
Ratio of interest sensitive assets to interest sensitive liabilities at 12/31/05	181.47%	145.11%	26.53%	24.57%	43.70%	45.24%	62.77%	128.52%

(1)	We follow FDIC guidelines for non-maturity deposit accounts across multiple time bands. Savings and NOW accounts are equally distributed over 60 months with a limit of 40% of the total balance in the three to five year time frame, except for approximately $156 million in a special savings accounts with a guaranteed rate through December 31, 2005, at which time the rate will adjust to a market rate of interest. This balance is reflected in the 0-30 day maturity time band, as any change in the rate will be effective for all of the following three months. Demand deposits and money market accounts are distributed over 36 months with a limit of 40% of the total balance in the one to three year time frame.

Liquidity
      Market and public confidence in our financial strength and that of financial institutions in general will largely determine the access to appropriate levels of liquidity.

      This confidence is significantly dependent on our ability to maintain sound credit quality and the ability to maintain appropriate levels of capital resources.
      Liquidity is defined as the ability to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis. Management measures the liquidity position by giving consideration to both on-balance sheet and off balance sheet sources of and demands for funds on a daily and weekly basis.
      Sources of liquidity include cash and cash equivalents, net of Federal requirements to maintain reserves against deposit liabilities; investment securities eligible for sale or pledging to secure borrowings from dealers and customers pursuant to securities sold under agreements to repurchase (“repurchase agreements”); loan repayments; loan sales; deposits and certain interest-sensitive deposits; brokered deposits; a collateralized contingent line of credit at the FRB Discount Window; a collateralized line of credit from the FHLB; and, borrowings under unsecured overnight Federal funds lines available from correspondent banks. In addition to interest rate-sensitive deposits, the principal demand for liquidity is new loans and anticipated fundings under credit commitments to customers.
      Maintaining appropriate levels of capital is an important factor in determining the availability of critical sources of liquidity. Critical providers of liquidity could terminate or suspend liquidity availability or require additional or higher quality collateral in the event of a capital adequacy issue. At December 31, 2005, capital ratios significantly exceeded the Federal regulatory levels required for a well-capitalized institution. The capital of the Bank also significantly exceeded the levels required by the GDBF.
      Management seeks to maintain a stable net liquidity position while optimizing operating results, as reflected in net interest income, the net yield on earning assets, and the cost of interest-bearing liabilities in particular. ALCO meets regularly to review the current and projected net liquidity positions and to review actions taken by management to achieve this liquidity objective. Levels of total liquidity, short-term liquidity, and short-term liquidity sources will be important in 2006 based on projected core loan growth and projected growth in both SBA and indirect automobile loan production and sales, with SBA loans held-for-sale balances and indirect automobile loans held-for-sale balances and individual loans and pools of loans sold anticipated to increase from time to time during the year.
      The consolidated statements of cash flows included in the accompanying consolidated financial statements present certain information about cash flows from operating, investing, and financing activities. Our principal cash flows primarily relate to investing and financing activities, rather than operating activities. While the statements present the periods’ net cash flows from lending and deposit activities, they do not reflect certain important aspects of our liquidity described above, including (i) anticipated liquidity requirements under new and outstanding credit commitments to customers, (ii) intra-period volatility of deposits, particularly fluctuations in the volume of commercial customers’ noninterest-bearing demand deposits, and (iii) unused borrowings available under unsecured Federal funds lines, secured or collateralized lines, repurchase agreements, brokered deposits, and other arrangements. Our principal source of operating cash flows is net interest income.
      Our holding company, FSC, has limited liquidity, and it relies primarily on equity, subordinated debt, and trust preferred securities, interest income, management fees, and dividends from the Bank as sources of liquidity. Interest and dividends from subsidiaries ordinarily provide a source of liquidity to a bank holding company. The Bank pays interest to FSC on the Bank’s subordinated debt and cash dividends on its preferred stock and common stock. Under the regulations of the GDBF, bank dividends may not exceed 50% of the prior year’s net earnings without approval from the GDBF. If dividends received from the Bank were reduced or eliminated, FSC’s ability to pay dividends to its shareholders would be adversely affected.
      Net cash flows from operating activities primarily result from net income adjusted for the following noncash items: the provision for loan losses, depreciation, amortization, loans held-for-sale, and the lower of cost or market adjustments, if any. Net cash flows provided by operating activities in 2005 were positively impacted primarily by net income of $10 million and a net decrease in loans held-for-sale of

$3 million. Net cash flows used in investing activities were negatively impacted primarily by an increase in loan balances of $139 million as a result of $284 million in loan production volume net of repayments, offset in part by proceeds from the sales of indirect automobile loans and to a lesser extent SBA loans of $145 million. In addition, the net cash flows used in investing activities were negatively impacted by net cash outflows from investment securities requiring $5 million and a $10 million investment in bank owned life insurance. Net cash flows provided by financing activities were positively impacted by increases in demand deposits, money market accounts and savings accounts and in time deposits of $28 million and $80 million, respectively, and an increase of $40 million and $24 million in short-term debt and long-term debt, respectively. Cash and cash equivalents increased $34 million as the significant net cash flows used in investing activities were more than offset by net cash flows provided by operating activities and more specifically by net cash flows provided by financing activities, particularly cash flows provided by short-term borrowings at year-end to meet GDBF liquidity thresholds.
      Net cash flows provided by operating activities in 2004 were positively impacted primarily by net income of $8 million and a net decrease in loans held-for-sale of $3 million, offset in part by a $3 million increase in other assets, principally related to purchases of bank owned life insurance. Net cash flows used in investing activities were negatively impacted primarily by an increase in loan balances of $166 million as a result of $320 million in loan production volume net of repayments, offset in part by proceeds from the sales of indirect automobile loans and to a lesser extent SBA loans of $154 million. The net cash flows used in investing activities were positively impacted by net cash flows from investment securities providing $25 million. Net cash flows provided by financing activities were positively impacted by increases in demand deposits, money market accounts and savings accounts, and time deposits of $83 million and $46 million, respectively, and an increase of $4 million in short-term debt, offset in part by a $10 million decline in long-term debt. Cash and cash equivalents declined only $6 million as the significant net cash flows used in investing activities were largely offset by net cash flows provided by operating activities and more specifically by net cash flows provided by financing activities.
      Net cash flows provided by operating activities in 2003 were positively impacted by net income and proceeds from sales of other real estate, offset by an increase in loans held-for-sale, a decrease in accrued interest payable, and a decrease in other liabilities. Net cash flows used in investing activities were negatively impacted by a net increase of $74 million in investment securities. This increase resulted from purchases as part of management’s plan to redeploy the proceeds from the 2002 sale of the credit card line of business in early 2003 and the purchase of securities in November and December of 2003, which purchases were offset in part by sales of securities and substantial prepayments of mortgage backed securities due to repayment of the underlying residential mortgage loans because of heavy volumes of home sales and refinancings during 2003. Also negatively impacting cash flows used in investing activities was an increase of $124 million in loans net of repayments, offset in part by $79 million in proceeds from the sale of loans. Net cash flows provided by financing activities were positively impacted by net increases in demand deposits, money market accounts, and savings accounts of $34 million, more than offset by a decrease of $52 million in time deposits as part of management’s plan to redeploy the proceeds from the 2002 sale of the credit card line of business and manage the net interest margin by offering lower rates on time deposits, resulting in a lower cost of funds and a runoff of time deposits, primarily from customers who had no other financial relationships with the Bank. Also positively impacting net cash flows provided by financing activities were increases of $31 million and $20 million in short-term and long-term debt, respectively. The increase in long-term debt was due to the obtaining of $45 million in laddered two year through five year maturity fixed rate debt in November and December of 2003 to fund in part the purchase of investment securities as part of management’s leveraging strategy to take advantage of a strong capital position and to mitigate the interest rate risk related to the purchases of fixed rate mortgage backed securities. Cash and cash equivalents declined $87 million for the year, primarily due to net cash flows used in investing activities.
      Except for the reduced levels of the commercial loan, mortgage loan and indirect automobile loan charge-offs, nonperforming assets, and concerns with certain commercial and construction portfolio loans, there are no known trends, events, or uncertainties of which we are aware that may have or that are likely to have a material adverse effect on our liquidity, capital resources or operations.

Loans
      During 2005, total loans outstanding, which included loans held-for-sale, increased $134 million or 13.5% to $1,130 million when compared to 2004. The increase in total loans outstanding was attributable to portfolio growth in consumer installment loans, consisting primarily of indirect automobile loans, which increased $65 million or 13.2% to $555 million, real estate construction loans, which increased $45 million or 27.6% to $207 million, commercial loans, which increased $11 million or 13.3% to $97 million and real estate mortgage loans, including commercial loans secured by real estate, which increased $17 million or 7.7% to $240 million. Loans held-for-sale, consisting of indirect automobile, residential mortgage, and SBA loans, decreased by $3 million or 10.1% to $31 million, with the decreases of $4 million in indirect automobile and $3 million in residential mortgage loans held-for-sale offset in part by the $4 million increase in SBA loans held-for-sale.
      During 2004, total loans outstanding, which included loans held-for-sale, increased $162 million or 19.5% to $995 million when compared to 2003. The increase in total loans outstanding was attributable to growth in consumer installment loans, consisting primarily of indirect automobile loans, which increased $77 million or 18.7% to $490 million, real estate mortgage loans, including commercial loans secured by real estate, which increased $30 million or 15.8% to $223 million, real estate construction loans, which increased $42 million or 34.9% to $162 million and commercial loans, which increased $16 million or 22.5% to $86 million. Loans held-for-sale, consisting of consumer installment loans and originated residential mortgage loans, decreased $3 million or 8.7% to $34 million, with the decrease of $5 million in indirect automobile loans held-for-sale offset in part by the $2 million increase in residential mortgage loans held-for-sale.

Loans, by Category	Table 5

	December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Loans:
Commercial, financial and agricultural	$89,655	$79,597	$61,953	$72,751	$61,685
Tax exempt commercial	7,572	6,245	8,144	967	1,043

Total commercial	97,227	85,842	70,097	73,718	62,728
Real estate — construction	206,864	162,176	120,179	111,510	98,051
Real estate — mortgage	239,884	222,718	192,313	189,038	179,821
Consumer installment	555,194	490,490	413,149	379,669	316,991

Loans	1,099,169	961,226	795,738	753,935	657,591
Allowance for loan losses	12,643	12,174	9,920	9,404	5,405

Loans, net	$1,086,526	$949,052	$785,818	$744,531	$652,186

Total Loans:
Loans	$1,099,169	$961,226	$795,738	$753,935	$657,591
Loans Held-for-Sale:
Mortgage loans	1,045	4,063	2,291	17,967	14,996
Consumer installment	26,000	30,000	35,000	17,500	44,500
Commercial SBA loans	3,563

Total loans held-for-sale	30,608	34,063	37,291	35,467	59,496

Total loans	$1,129,777	$995,289	$833,029	$789,402	$717,087

Loan Maturity and Interest Rate Sensitivity	Table 6

	December 31, 2005

	Within	One Through	Over Five
	One Year	Five Years	Years	Total

	(Dollars in thousands)
Loan Maturity:
Commercial, financial and agricultural	$52,709	$40,306	$4,212	$97,227
Real estate — construction	194,188	12,676	—	206,864

Total	$246,897	$52,982	$4,212	$304,091

Interest Rate Sensitivity:
Selected loans with:
Predetermined interest rates:
Commercial, financial and agricultural	$4,499	$40,306	$4,212	$49,017
Real estate — construction	60	12,676	—	12,736
Floating or adjustable interest rates:
Commercial, financial and agricultural	48,210	—	—	48,210
Real estate — construction	194,128	—	—	194,128

Total	$246,897	$52,982	$4,212	$304,091

Credit Quality
      Credit quality risk in the loan portfolio provides our highest degree of risk. We manage and control risk in the loan portfolio through adherence to standards established by senior management, combined with a commitment to producing quality assets, monitoring loan performance, developing profitable relationships, and meeting the strategic loan quality and growth targets. The credit policies establish underwriting standards, place limits on exposures, which include concentrations and commitments, and set other limits or standards as deemed necessary and prudent. Also included in the policy, primarily determined by the amount and type of loan, are various approval levels, ranging from the branch or department level to those which are more centralized. We maintain a diversified portfolio intended to spread risk and reduce exposure to economic downturns, which may occur in different segments of the economy or in particular industries. Industry and loan type diversification is reviewed quarterly.
      Management has taken numerous steps to reduce credit risk in the loan portfolio and to strengthen the credit risk management team and processes. As a result of this program, the average credit scores of indirect automobile loans in the loan portfolio have increased significantly over the years, to an average Beacon of 737 at December 31, 2005. In addition, all credit policies have been reviewed and revised as necessary, and experienced managers are in place and have strengthened commercial lending and Credit Administration. With the improved economy and the resulting positive impact on loan portfolio quality, the provision for loan losses for the year ended December 31, 2005, was $2.9 million compared to a $4.8 million provision for loan losses for the year ended December 31, 2004. Net charge-offs in 2005 declined to $2.4 million on a much larger loan portfolio compared to $2.5 million during 2004. The decline in net charge-offs was primarily the result of reduced gross charge-offs. The allowance for loan losses as a percentage of loans was reduced to 1.15% as of the end of 2005 from 1.27% at the end of 2004 due to increasing loan quality. The ratio of nonperforming assets at December 31, 2005, decreased to .25% compared to .29% at the end of 2004.
      Credit Review regularly reports to senior management and the Loan and Discount Committee of the Board regarding the credit quality of the loan portfolio, as well as trends in the portfolio and the adequacy of the allowance for loan losses. Credit Review monitors loan concentrations, production, and loan growth, as well as loan quality. Credit Review, independent from the lending departments, reviews risk ratings and tests credits approved for adherence to our lending standards. Finally, Credit Review also performs ongoing, independent reviews of the risk management process and adequacy of loan documentation. The results of its examinations are reported to the Loan and Discount Committee of the Board. The consumer collection function is centralized and automated to ensure timely collection of accounts and consistent management of risks associated with delinquent accounts.

Nonperforming Assets
      Nonperforming assets consist of nonaccrual and restructured loans, if any, repossessions, and other real estate. Nonaccrual loans are loans on which the interest accruals have been discontinued when it appears that future collection of principal or interest according to the contractual terms may be doubtful. Restructured loans are those loans whose terms have been modified, because of economic or legal reasons related to the debtors’ financial difficulties, to provide for a reduction in principal, change in terms, or modification of interest rates to below market levels. Repossessions include vehicles and other personal property which have been repossessed as a result of payment defaults on indirect automobile loans and commercial loans.
      Nonperforming assets at December 31, 2005 and 2004, were $2.8 million and $2.9 million, respectively. During 2005, other real estate decreased $665,000 and at December 31, 2005, we held no other real estate. There was a $194,000 increase in repossessed assets and an increase of $415,000 in nonaccrual loans during 2005. Nonperforming assets declined to $2.9 million in 2004 from $4.1 million at December 31, 2003. The decline was due to decreases in other real estate, repossessions, and nonaccrual loans.
      The ratio of nonperforming assets to total loans and repossessed assets was .25% at December 31, 2005, compared to .29% and ..49% at December 31, 2004 and 2003, respectively. The ratio of loans past due 90 days and still accruing to total loans was .02% at December 31, 2003. There were no loans past due 90 days and still accruing at December 31, 2005 and an insignificant amount was reported at December 31, 2004.
      When a loan is classified as nonaccrual, to the extent collection is in question, previously accrued interest is reversed and interest income is reduced by the interest accrued in the current year. If any portion of the accrued interest was accrued in the previous year, accrued interest is reduced and a charge for that amount is made to the allowance for loan losses. For 2005, the gross amount of interest income that would have been recorded on nonaccrual loans, if all such loans had been accruing interest at the original contract rate, was approximately $71,000 compared to $50,000 and $76,000 during 2004 and 2003, respectively. The majority of interest income on nonaccrual loans was reversed and any payments applied to reduce the principal balance in 2005, 2004 and 2003. For additional information on nonaccrual loans see “Critical Accounting Policies — Allowance for Loan Losses.”

Nonperforming Assets	Table 7

	December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Nonaccrual loans	$1,993	$1,578	$2,244	$3,756	$2,155
Repossessions	819	625	918	886	1,940
Other real estate	—	665	938	2,629	4,372

Total nonperforming assets	$2,812	$2,868	$4,100	$7,271	$8,467

Loans past due 90 days or more and still accruing	$—	$2	$195	$334	$664

Ratio of loans past due 90 days or more and still accruing to total loans	—%	—%	.02%	.04%	.09%
Ratio of nonperforming assets to total loans and repossessions	.25	.29	.49	.92	.18

      Management is not aware of any potential problem loans other than those disclosed in the table above and certain commercial and construction loans having greater than normal risk characteristics, which would have a material adverse impact on asset quality. (See discussion regarding analyses of individual troubled loans in “Allowance for Loan Losses.”)

Allowance for Loan Losses
      As discussed in “Critical Accounting Policies — Allowance for Loan Losses,” the allowance for loan losses is established and maintained through provisions charged to operations. Such provisions are based on management’s evaluation of the loan portfolio including loan portfolio concentrations, current economic conditions, the economic outlook, past loan loss experience, adequacy of underlying collateral, and such other factors which, in management’s judgment, deserve consideration in estimating loan losses. Loans are charged off when, in the opinion of management, such loans are deemed to be uncollectible. Subsequently, recoveries are added to the allowance.
      The evaluation results in an allocation of the allowance for loan losses by loan category. For all loan categories, historical loan loss experience, adjusted for changes in the risk characteristics of each loan category, trends, and other factors, is used to determine the level of allowance required. Additional amounts are allocated based on the evaluation of the loss potential of individual troubled loans and the anticipated effect of economic conditions on both individual loans and loan categories. Since the allocation is based on estimates and subjective judgment, it is not necessarily indicative of the specific amounts or loan categories in which losses may ultimately occur.
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
      At December 31, 2005, the allowance for loan losses was $12.6 million, or 1.15% of loans compared to $12.2 million, or 1.27% of loans at December 31, 2004. At December 31, 2003, Fidelity’s allowance for loan losses as a percentage of loans was 1.25%. Net charge-offs as a percent of average loans outstanding was .23% in 2005 compared to .29% for 2004 and .54% for 2003. The allowance allocated to commercial loans was $3.7 million at December 31, 2005 compared to $4.7 million at December 31, 2004. During 2005, commercial loan recoveries totaled $284,000 while gross charge-offs were $385,000. A decline in commercial loans included in adversely rated and problem loans at December 31, 2005, contributed to the $1.0 million decrease in the allocated allowance required for commercial loans at December 31, 2005, compared to December 31, 2004. The allocated allowance for real estate construction loans increased $290,000 to $2.3 million at December 31, 2005, when compared to 2004, reflecting portfolio growth and specific provisions on adversely rated loans. The unallocated allowance increased $791,000 to $1.1 million at December 31, 2005, compared to year-end 2004 based on management’s assessment of losses inherent in the loan portfolio and not reflected in specific allocations, in part related to the significant loan growth experienced over the past several years and for which no historical trends can be assessed. See “Provision for Loan Losses.”

Allocation of the Allowance for Loan Losses	Table 8

	December 31, 2005		December 31, 2004		December 31, 2003

	Allowance	%*	Allowance	%*	Allowance	%*

	(Dollars in thousands)
Commercial, financial and agricultural	$3,717	8.85%	$4,703	8.93%	$2,768	8.81%
Real estate — construction	2,331	18.82	2,041	16.87	1,777	15.10
Real estate — mortgage	610	21.82	588	23.17	292	24.17
Consumer installment	4,892	50.51	4,540	51.03	4,500	51.92
Unallocated	1,093	—	302	—	583	—

Total	$12,643	100.00%	$12,174	100.00%	$9,920	100.00%

	December 31, 2002		December 31, 2001

	Allowance	%*	Allowance	%*

Commercial, financial and agricultural	$3,575	9.78%	$1,211	9.54%
Real estate — construction	1,665	14.79	259	14.91
Real estate — mortgage	189	25.07	228	27.35
Consumer installment	3,777	50.36	3,482	48.20
Unallocated	198	—	225	—

Total	$9,404	100.00%	$5,405	100.00%

*	Percentage of respective loan type to loans.

Investment Securities
      The levels of taxable securities and short-term investments reflect our strategy of maximizing portfolio yields within overall asset and liability management parameters while providing for liquidity needs. Investment securities on an amortized cost basis totaled $171 million and $166 million at December 31, 2005 and 2004, respectively. The increase of $5 million in investments at December 31, 2005, compared to December 31, 2004, was attributable to purchases of investment securities totaling $37 million, less $30 million primarily in repayments and prepayments of principal on mortgage backed securities, as well as sales of securities totaling $2 million. The small increase in investment securities to current balances provides liquidity support and provides collateral for public deposits and other borrowings. As a state chartered non-member bank, we were required to redeem approximately $2 million in Federal Reserve Bank Stock during 2005.
      The estimated weighted average life of the securities portfolio was 5.5 years at December 31, 2005, compared to 6.0 years at December 31, 2004. The decrease in the estimated weighted average life was due primarily to the continued aging of the bulk of the investment portfolio, resulting in a reduced average remaining life. At December 31, 2005, approximately $127 million of investment securities were classified as available-for-sale, compared to $114 million at December 31, 2004. The net unrealized loss on these securities at December 31, 2005, was $2.3 million before taxes, compared to a net unrealized loss of $167,000 before taxes at December 31, 2004. However, all investment securities at December 31, 2005, other than required regulatory common stock and trust preferred common stock investments, were agency notes and agency pass-through mortgage backed securities and the unrealized loss positions resulted not from credit quality issues, but from market interest rate increases over the interest rates prevalent at the time the mortgage backed securities were purchased, and are considered temporary.
      At December 31, 2005 and 2004, Fidelity classified all but $45 million and $52 million, respectively, of its investment securities as available-for-sale. Fidelity maintains a relatively high percentage of its investment portfolio as available-for-sale for possible liquidity needs related primarily to loan production, while held-to-maturity securities are utilized for pledging as collateral for public deposits and other borrowings.

Distribution of Investment Securities	Table 9

	December 31,

	2005		2004		2003

	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

		(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$9,997	$9,940	$—	$—	$—	$—
Mortgage backed securities	154,850	151,931	160,558	160,728	186,619	187,300
Other investments	6,327	6,327	5,659	5,659	3,990	3,990

Total	$171,174	$168,198	$166,217	$166,387	$190,609	$191,290

Maturity Distribution of Investment Securities and Average Yields(1)	Table 10

	December 31, 2005			December 31, 2004

	Amortized		Average	Amortized		Average
	Cost	Fair Value	Yield(2)	Cost	Fair Value	Yield(2)

			(Dollars in thousands)
Available-for-Sale:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies:
Due after one year through five years	$9,997	$9,940	5.01%	$—	$—	—
Mortgage backed securities	116,517	114,260	4.92	114,304	114,137	4.77%

	$126,514	$124,200		$114,304	$114,137

Held-to-Maturity:
Mortgage backed securities	$38,333	$37,671	4.95%	$46,254	$46,591	4.94%

(1)	This table excludes equity investments in the Federal Reserve Bank of Atlanta in 2004 and the Federal Home Loan Bank of Atlanta totaling $4,919,000 and $4,561,000 at December 31, 2005 and 2004, respectively, which have no maturity date. Likewise, it excludes the $1,408,000 investment in the common stock of Fidelity’s trust preferred securities at December 31, 2005, and $1,098,000 at December 2004, respectively, as a result of deconsolidating those entities (see “Subordinated Debt and Other Long-Term Debt.”). These investments are included in the held-to-maturity portfolio.

(2)	Weighted average yields are calculated on the basis of the carrying value of the security.

Deposits and Funds Purchased
      Total deposits increased $108 million or 10.6% during 2005 to $1,124 million at December 31, 2005, from $1,016 million at December 31, 2004, due primarily to an increase in time deposits of $80 million or 15.3% to $602 million, an increase in savings deposits of $50 million or 39.4% to $177 million and an increase in noninterest-bearing demand deposits of $5 million or 3.9% to $121 million, offset in part by a decrease in interest-bearing demand deposits of $27 million or 10.7% to $224 million. The decrease in interest-bearing demand deposits was attributable to a reduction in the rates paid on a premium rate demand deposit account, resulting in the transfer of a significant amount of these balances to higher-yielding Bank savings and time deposits.
      Average interest-bearing deposits during 2005 increased $97 million over 2004 average balances, primarily as a result of advertising for time deposits and savings accounts during the first half of 2005 and an increase in brokered deposits acquired through investment banking firms through master certificates. The average balance of time deposits increased $61 million to $576 million, and the average balance of savings deposits increased $35 million to $154 million, while the average balance of interest-bearing demand deposits increased $2 million to $225 million. Core deposits, obtained from a broad range of customers, and our largest source of funding, consist of all interest-bearing and noninterest-bearing deposits except time deposits over $100,000 and brokered deposits obtained through investment banking firms utilizing master certificates. Brokered deposits totaled $102 million and $62 million at December 31, 2005 and 2004, respectively, and are included in other time deposit balances in the consolidated balance sheets. The average balance of interest-bearing core deposits was $663 million and $619 million during 2005 and 2004, respectively.
      Total deposits as of December 31, 2004, increased $128 million or 14.5% to $1,016 million from $888 million as of December 31, 2003, due primarily to an increase in interest-bearing demand deposits of $82 million, and an increase in time deposits of $46 million. The increase is primarily attributable to successful advertising programs in 2004 offering premium yields on demand and time deposits. On an average balance basis, interest-bearing demand deposits increased $61 million, time deposits increased $35 million, and savings deposits increased $2 million.
      Noninterest-bearing deposits are comprised of certain business accounts, including correspondent bank accounts and escrow deposits, as well as individual accounts. Average noninterest-bearing demand deposits totaling $118 million represented 15.1% of average core deposits in 2005 compared to an average balance of $112 million or 15.3% in 2004. The average amount of, and average rate paid on, deposits by category for the periods shown are presented in the following table (dollars in thousands):

Selected Statistical Information for Deposits	Table 11

	December 31,

	2005		2004		2003

	Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing demand deposits	$117,531	—%	$111,923	—%	$105,758	—%
Interest-bearing demand deposits	225,138	1.80	223,827	1.42	162,306	1.22
Savings deposits	153,700	2.98	118,566	1.75	116,463	1.72
Time deposits	576,326	3.35	515,499	2.63	480,655	3.09

Total average deposits	$1,072,695	2.93	$969,815	2.19	$865,182	2.48

Maturity Distribution of Time Deposits

	December 31, 2005

		$100,000
	Other	or More	Total

	(Dollars in thousands)
Three months or less	$54,918	$50,521	$105,439
Over three through six months	108,749	76,754	185,503
Over six through 12 months	114,143	60,740	174,883
Over one through two years	53,047	24,596	77,643
Over two through three years	26,268	5,568	31,836
Over three through four years	18,893	6,862	25,755
Over four through five years	591	121	712
Over five years	1	—	1

Total	$376,610	$225,162	$601,772

Short-term Debt
      FHLB short-term borrowings totaled $30 million at December 31, 2005, and consisted of the amount drawn on a collateralized line maturing January 2, 2007, with a daily interest rate comparable to an overnight Federal funds purchased rate applied to the outstanding balance, which rate was 4.44% on December 31, 2005. Borrowings under this collateralized line may be repaid at any time without penalty. All FHLB advances are collateralized with certain residential, home equity, and commercial real estate mortgage loans and, from time to time, agency notes or agency mortgage backed securities. FHLB short-term borrowings totaled $14 million at December 31, 2004, consisting of the amount drawn on a collateralized line maturing November 23, 2005, with a daily rate of interest of 2.44% on December 31, 2004.
      Other short-term borrowings totaled approximately $62 million and $38 million, respectively, at December 31, 2005 and 2004, consisting in part of $15 million and $5 million, respectively, of unsecured overnight Federal funds purchased through lines provided by commercial banks with an average rate of 4.32% and 2.81%, respectively, on December 31, 2005 and 2004, and $36 million and $22 million, respectively, in overnight repurchase agreements primarily with commercial customers at an average rate of 1.51% and 1.16%. In addition, long-term fixed rate borrowings collateralized with mortgage backed securities totaling $11 million with an average rate of 2.98% and 2.36%, respectively, were within one year of maturity at December 31, 2005 and 2004, and included in short-term borrowings.

Schedule of Short-Term Borrowings(1)	Table 12

	Maximum		Average		Weighted Average
	Outstanding at	Average	Interest Rate	Ending	Interest Rate at
Years Ended December 31	Any Month-End	Balance	During Year	Balance	Year-End

	(Dollars in thousands)
2005	$103,202	$59,683	2.67%	$92,488	3.09%
2004	65,581	33,102	2.02	52,212	1.91
2003	56,656	45,289	2.89	47,896	2.96

(1)	Consists of Federal funds purchased, securities sold under agreements to repurchase, long-term borrowings within a year to maturity, and borrowings from the FHLB that mature either overnight or on a remaining fixed maturity not to exceed one year.

Subordinated Debt and Other Long-Term Debt
      Fidelity had approximately $95 million and $71 million, respectively, of subordinated debt and other long-term debt outstanding at December 31, 2005 and 2004, consisting of approximately $47 million and $37 million, respectively, in trust preferred securities classified as subordinated debt, including approximately $1 million in subordinated debt incurred to acquire stock in the trust preferred subsidiaries, $23 million and $34 million, respectively, in long-term borrowings collateralized with mortgage backed securities, and $25 million at December 31, 2005, in a Federal Home Loan Bank European Convertible Advance.
      On November 3, 2005, we entered into a $25 million FHLB five-year European Convertible Advance maturing November 3, 2010, with interest at 4.38%, with a one-time Federal Home Loan Bank conversion option at the end of the second year. Under the provisions of the advance, the FHLB has the option to convert the advance into a three-month LIBOR-based floating rate advance effective November 3, 2007, at which time we may elect to terminate the agreement on any interest payment date without penalty. If the FHLB elects not to convert the advance, we have the option of paying a substantial prepayment fee and terminating on any interest payment date prior to maturity.
      On March 17, 2005, we issued $10 million in floating rate capital securities (“Capital Securities II”) of Fidelity Southern Statutory Trust II with a liquidation value of $1,000 per security. Interest is adjusted quarterly at a rate per annum equal to the three-month London Interbank Borrowing Rate (“LIBOR”) plus 1.89%. The Capital Securities II had an initial rate of 4.87% and a rate of 6.39% at December 31, 2005. The issuance has a final maturity of 30 years, but may be redeemed at any distribution payment date on or after March 17, 2010, at the redemption price of 100%.
      On June 26, 2003, we issued $15 million in Floating Rate Capital Securities (“Capital Securities”) of Fidelity Southern Statutory Trust I with a liquidation value of $1,000 per security. Interest is adjusted quarterly at a rate per annum equal to the 3-month London Interbank Borrowing Rate (“LIBOR”) plus 3.10%. The Capital Securities had an initial rate of 4.16%, with the provision that prior to June 26, 2008, the rate will not exceed 11.75%. The rate in effect on December 31, 2005 and 2004, was 7.62% and 5.65%, respectively. The issuance has a final maturity of 30 years, but may be redeemed at any distribution payment date on or after June 26, 2008, at the redemption price of 100%.
      On March 23, 2000, we issued $10.5 million of 10.875% Fixed Rate Capital Trust Pass-through Securities (“Trust Preferred Securities”) of FNC Capital Trust I with a liquidation value of $1,000 per share. On July 27, 2000, Fidelity issued $10.0 million of 11.045% Fixed Rate Capital Trust Preferred Securities (“TPS”) of Fidelity National Capital Trust I with a liquidation value of $1,000 per share. Both issues have 30 year final maturities and are redeemable in whole or in part after ten years at declining redemption prices to 100% after 20 years.
      The trust preferred securities were sold in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Act”) and were not registered under the Act. The trusts used the proceeds from the sales to purchase our Junior Subordinated Debentures. The proceeds of the trust preferred securities are included in Tier 1 capital by FSC in the calculation of regulatory capital, with any excess included in Tier 2 capital. The payment by us to the trust preferred securities holders are fully tax deductible.
      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 addressed whether business enterprises would be required to consolidate the financial statements of entities know as “variable interest entities.” FIN 46 was revised in December 2003 (“FIN 46 (Revised)”) and the revised interpretations clarified that trust preferred securities such as those issued by us had to be deconsolidated for financial reporting purposes. We adopted FIN 46 (Revised) and, consequently, the $45.5 million and $35.5 million, respectively, of trust preferred securities issued by trusts established by us are, as of December 31, 2005 and 2004, no longer consolidated for financial reporting purposes. Thus, the equity investments in the subsidiaries created to issue the obligations, the obligations themselves, and related dividend income and interest expense are reported on a deconsolidated basis, with the investments in the amount of $1.4 million and $1.1 million, respectively, at December 31, 2005 and 2004, reported as investments held-to-maturity and dividends included as investment interest income. The obligations, including the amount related to the equity investments, in the amount of $46.9 million and $36.6 million, respectively, are reported as subordinated debt, with related interest expense reported as interest on subordinated debt. This change had no material effect on the operations, financial condition, or regulatory capital ratios of Fidelity or the Bank. Financial statements for periods prior to 2004 were not restated to reflect the deconsolidation of the trust preferred issues.
      On March 1, 2005, the FRB announced the adoption of a rule entitled “Risk-Based Capital Standards: Trust Preferred Securities and the Definition of Capital” (“Rule”) regarding risk-based capital standards for bank holding companies (“BHCs”) such as FSC. The Rule provides for a five-year transition period, with an effective date of March 31, 2009, but requires BHCs not meeting the standards of the Rule to consult with the FRB and develop a plan to comply with the standards by the effective date.
      The Rule defines the restricted core capital elements, including trust preferred securities, which may be included in Tier 1 capital, subject to an aggregate 25% of Tier 1 capital net of goodwill limitation. Excess restricted core capital elements may be included in Tier 2 capital, with trust preferred securities and certain other restricted core capital elements subject to a 50% of Tier 1 capital limitation. The Rule requires that trust preferred securities be excluded from Tier 1 capital within five years of the maturity of the underlying junior subordinated notes issued and be excluded from Tier 2 capital within five years of that maturity at 20% per year for each year during the five-year period to the maturity. FSC’s first junior subordinated note matures in March 2030.
      FSC’s only restricted core capital elements consist of its trust preferred securities issues and FSC has no recorded goodwill; therefore, the Rule has minimal impact on FSC’s capital ratios, its financial condition, or its operating results. The trust preferred securities are eligible for FSC’s regulatory Tier I capital, with a limit of 25% of the sum of all core capital elements. All amounts exceeding the 25% limit are includable in FSC’s regulatory Tier 2 capital.

Shareholders’ Equity
      Shareholders’ equity at December 31, 2005 and 2004, was $87 million and $79 million, respectively, while realized shareholders’ equity was $88 million and $79 million, respectively. Realized shareholders’ equity is shareholders’ equity excluding accumulated other comprehensive (loss) gain, net of (tax benefit) tax. The increase in shareholders’ equity in 2005 was a result of net income plus common stock issued, net of dividends paid.
      FSC declared approximately $2.6 million, $1.8 million, and $1.8 million in dividends on common stock in 2005, 2004, and 2003, respectively. The following schedule summarizes per share common stock dividends declared for the last three years:

	Dividends Declared

	2005	2004	2003

First Quarter	$.07	$.05	$.05
Second Quarter	.07	.05	.05
Third Quarter	.07	05	.05
Fourth Quarter	.07	.05	.05

For the Year	$.28	$.20	$.20

Recent Accounting Pronouncements
      See Note 1 — “Summary of Significant Accounting Policies” in the accompanying Notes to Consolidated Financial Statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact, if any, on our operations and financial condition.

Quarterly Financial Information
      The following table sets forth, for the periods indicated, certain consolidated quarterly financial information. This information is derived from unaudited consolidated financial statements that include, in the opinion of management, all normal recurring adjustments which management considers necessary for a fair presentation of the results for such periods. The results for any quarter are not necessarily indicative of results for any future period. This information should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report.

Consolidated Quarterly Financial Information (Unaudited)	Table 13

	2005				2004

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(In thousands except per share date)
Interest income	$20,556	$18,967	$18,060	$16,546	$15,972	$15,294	$14,291	$14,143
Interest expense	10,230	9,191	8,331	6,932	6,379	6,035	5,766	5,781
Net interest income	10,326	9,776	9,729	9,614	9,593	9,259	8,525	8,362
Provision for loan losses	400	700	900	900	1,200	1,100	1,300	1,200
Noninterest income before securities gains	3,521	3,942	3,535	3,196	3,257	3,747	3,672	3,490
Securities gains	—	—	32	—	84	170	—	130
Total noninterest income	3,521	3,942	3,567	3,196	3,341	3,917	3,672	3,620
Noninterest expense	9,241	8,783	8,478	8,499	8,505	8,436	8,520	8,609
Income from continuing operations before income taxes	4,206	4,235	3,918	3,411	3,229	3,640	2,377	2,173
Income tax expense	1,439	1,470	1,359	1,176	1,068	1,273	728	718
Net income	$2,767	$2,765	$2,559	$2,235	$2,161	$2,367	$1,649	$1,455
Earnings per share:
Basic earnings per share	$.31	$.30	$.28	$.24	$.24	$.26	$.19	$.16
Diluted earnings per share	$.30	$.30	$.28	$.24	$.24	$.26	$.18	$.16
Weighted average shares outstanding	9,208	9,175	9,171	9,153	9,119	9,029	8,980	8,884

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      See Item 7, “Market Risk” and “Interest Rate Sensitivity” for a quantitative and qualitative discussion about our market risk.

Item 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
Fidelity Southern Corporation
      We have audited the accompanying consolidated balance sheets of Fidelity Southern Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fidelity Southern Corporation and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Fidelity Southern Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
March 10, 2006
Atlanta, Georgia

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(Dollars in thousands)
ASSETS
Cash and due from banks	$20,250	$23,445
Interest-bearing deposits with banks	929	1,020
Federal funds sold	44,177	9,274
Investment securities available-for-sale (amortized cost of $126,514 and $114,304 at December 31, 2005 and 2004, respectively) — Note 4	124,200	114,137
Investment securities held-to-maturity (approximate fair value of $43,998 and $52,250 at December 31, 2005 and 2004, respectively) — Note 4	44,660	51,913
Loans held-for-sale	30,608	34,063
Loans — Note 5	1,099,169	961,226
Allowance for loan losses — Note 5	(12,643)	(12,174)

Loans, net	1,086,526	949,052
Premises and equipment, net — Note 6	14,068	13,512
Other real estate — Note 5	—	665
Accrued interest receivable	6,736	5,233
Bank owned life insurance	24,734	13,908
Other assets — Note 17	8,815	7,495

Total assets	$1,405,703	$1,223,717

LIABILITIES
Deposits — Note 7
Noninterest-bearing demand deposits	$120,970	$116,420
Interest-bearing deposits:
Demand and money market	224,511	251,308
Savings	176,760	126,761
Time deposits, $100,000 and over	225,162	201,780
Other time deposits	376,610	320,108

Total deposits	1,124,013	1,016,377
Federal funds purchased — Note 8	15,000	5,000
Other short-term borrowings — Note 8	77,488	47,212
Subordinated debt — Note 9	46,908	36,598
Other long-term debt — Note 9	48,000	34,000
Accrued interest payable	4,469	2,864
Other liabilities — Note 17	3,086	2,857

Total liabilities	1,318,964	1,144,908

Commitments and contingencies — Notes 12 and 16
SHAREHOLDERS’ EQUITY — Note 13
Preferred Stock, no par value. Authorized 10,000,000; no shares issued and outstanding	—	—
Common Stock, no par value. Authorized 50,000,000; issued 9,240,527 and 9,130,689; outstanding 9,237,727 and 9,120,135 in 2005 and 2004, respectively	44,178	42,725
Treasury stock	(17)	(66)
Accumulated other comprehensive loss, net of tax	(1,434)	(103)
Retained earnings	44,012	36,253

Total shareholders’ equity	86,739	78,809

Total liabilities and shareholders’ equity	$1,405,703	$1,223,717

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2005	2004	2003

	(Dollars in thousands, except per
	share data)
Interest Income:
Loans, including fees	$66,112	$50,843	$49,913
Investment securities	7,670	8,727	6,610
Federal funds sold and bank deposits	347	130	195

Total interest income	74,129	59,700	56,718
Interest Expense:
Deposits	27,948	18,797	18,817
Short-term borrowings	1,593	669	1,307
Trust preferred securities	—	—	2,614
Subordinated debt	3,814	3,084	789
Other long-term debt	1,329	1,411	311

Total interest expense	34,684	23,961	23,838
Net Interest Income	39,445	35,739	32,880
Provision for loan losses	2,900	4,800	4,750

Net Interest Income After Provision for Loan Losses	36,545	30,939	28,130
Noninterest Income:
Service charges on deposit accounts	4,059	4,454	4,989
Other fees and charges	1,492	1,134	1,159
Mortgage banking activities	1,246	1,917	2,808
Brokerage activities	949	683	437
Indirect lending activities	3,995	4,321	3,039
SBA lending activities	559	768	35
Bank owned life insurance	946	579	479
Securities gains, net	32	384	331
Other	948	310	479

Total noninterest income	14,226	14,550	13,756
Noninterest Expense:
Salaries and employee benefits	19,170	17,876	18,755
Furniture and equipment	2,733	2,953	2,756
Net occupancy	3,368	3,616	3,891
Communication	1,392	1,375	1,433
Professional and other services	2,848	2,340	3,043
Stationery, printing and supplies	662	661	886
Insurance	372	780	1,059
Other	4,456	4,469	4,968

Total noninterest expense	35,001	34,070	36,791

Income from continuing operations before income tax expense	15,770	11,419	5,095
Income tax expense	5,444	3,787	1,342

Income from continuing operations	10,326	7,632	3,753
Income from discontinued operations (net of income taxes of $37 for 2003)	—	—	78

Net Income	$10,326	$7,632	$3,831

Earnings per share from continuing operations:
Basic earnings per share	$1.13	$.85	$.42

Diluted earnings per share	$1.12	$.84	$.42

Earnings per share:
Basic earnings per share	$1.13	$.85	$.43

Diluted earnings per share	$1.12	$.84	$.43

Weighted average shares outstanding — Basic	9,176,771	9,003,626	8,865,059

Weighted average shares outstanding — Fully Diluted	9,223,723	9,097,733	8,966,419

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other
	Common Stock		Treasury Stock		Comprehensive
					Income (Loss)	Retained
	Shares	Amount	Shares	Amount	Net of Tax	Earnings	Total

		(In thousands, except per share data)
Balance December 31, 2002	8,867	$40,335	11	$(69)	$2,146	$28,362	$70,774
Comprehensive income:
Net income from continuing operations	—	—	—	—	—	3,753	3,753
Net income from discontinued operations	—	—	—	—	—	78	78
Other comprehensive loss, net of tax	—	—	—	—	(1,887)	—	(1,887)

Comprehensive income	—	—	—	—	—	—	1,944
Common stock issued under:
Employee benefit plans	20	158	—	—	—	—	158
Dividend reinvestment plan	2	23	—	—	—	—	23
Common dividends declared ($.20 per share)	—	—	—	—	—	(1,773)	(1,773)

Balance December 31, 2003	8,889	40,516	11	(69)	259	30,420	71,126
Comprehensive income:
Net income	—	—	—	—	—	7,632	7,632
Other comprehensive loss, net of tax	—	—	—	—	(362)	—	(362)

Comprehensive income	—	—	—	—	—	—	7,270
Common stock issued under:
Employee benefit plans	237	2,131	—	—	—	—	2,131
Dividend reinvestment plan	5	78	(1)	3	—	—	81
Common dividends declared ($.20 per share)	—	—	—	—	—	(1,799)	(1,799)

Balance December 31, 2004	9,131	42,725	10	(66)	(103)	36,253	78,809
Comprehensive income:
Net income	—	—	—	—	—	10,326	10,326
Other comprehensive loss, net of tax	—	—	—	—	(1,331)	—	(1,331)

Comprehensive income	—	—	—	—	—	—	8,995
Common stock issued under:
Employee benefit plans	110	1,370	—	—	—	—	1,370
Dividend reinvestment plan	—	83	(7)	49	—	—	132
Common dividends declared ($.28 per share)	—	—	—	—	—	(2,567)	(2,567)

Balance December 31, 2005	9,241	$44,178	3	$(17)	$(1,434)	$44,012	$86,739

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Operating Activities:
Net income from continuing operations	$10,326	$7,632	$3,753
Net income from discontinued operations	—	—	78
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,900	4,800	4,750
Depreciation and amortization of premises and equipment	1,980	2,011	2,063
Securities gains, net	(32)	(384)	(331)
Gains on loan sales	(1,366)	(2,058)	(567)
Proceeds from sales of other real estate	442	489	1,658
(Gain) loss on sale of other real estate	(28)	(46)	13
Net decrease (increase) in loans held-for-sale	3,455	3,228	(1,824)
Net increase in accrued interest receivable	(1,503)	(336)	(1)
Net increase (decrease) in accrued interest payable	1,605	78	(1,515)
Net increase (decrease) in other liabilities	229	1,650	(5,016)
Net (increase) decrease in other assets	(2,146)	(1,818)	1,557
Other, net	816	223	1,386

Net cash flows provided by operating activities	16,678	15,469	6,004
Investing Activities:
Purchases of investment securities held-to maturity	(2,416)	(12,258)	(39,877)
Maturities and calls of investment securities held-to-maturity	9,669	6,094	3,017
Sales of investment securities available-for-sale	1,592	9,442	7,761
Purchases of investment securities available-for-sale	(34,243)	(5,746)	(124,624)
Maturities and calls of investment securities available-for-sale	20,473	27,245	79,948
Investment in bank owned life insurance	(10,000)	(1,571)	(1,614)
Net increase in loans	(284,225)	(319,990)	(124,162)
Purchases of premises and equipment	(2,537)	(1,607)	(1,235)
Proceeds from sale of loans	145,469	153,844	78,712
Net cash used in discontinued operations	—	—	(1,189)

Net cash flows used in investing activities	(156,218)	(144,547)	(123,263)
Financing Activities:
Net increase in demand deposits, money market accounts, and savings accounts	27,752	82,640	34,352
Net increase (decrease) in time deposits	79,884	45,758	(52,468)
Proceeds from issuance of Common Stock	1,502	2,212	181
Issuance (repayment) of long-term debt	24,310	(10,327)	19,918
Increase in short-term borrowings	40,276	4,317	30,570
Dividends paid	(2,567)	(1,799)	(2,216)

Net cash flows provided by financing activities	171,157	122,801	30,337

Net increase (decrease) in cash and cash equivalents	31,617	(6,277)	(86,922)
Cash and cash equivalents, beginning of year	33,739	40,016	126,938

Cash and cash equivalents, end of year	$65,356	$33,739	$40,016

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$33,079	$23,883	$25,353

Income taxes	$5,850	$2,600	$3,650

Non-cash transfers to other real estate	$167	$690	$1,092

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

1.	Summary of Significant Accounting Policies

Basis of Presentation
      The consolidated financial statements include the accounts of Fidelity Southern Corporation and its wholly-owned subsidiaries (collectively “Fidelity”). Fidelity Southern Corporation (“FSC”) owns 100% of Fidelity Bank (the “Bank”) and LionMark Insurance Company (“LIC”), an insurance agency offering a consumer credit related insurance product. FSC also owns four subsidiaries established to issue trust preferred securities, which entities are not consolidated for financial reporting purposes. Fidelity is a financial services company which offers traditional banking, mortgage, and investment services to its customers, who are typically individuals or small to medium sized businesses. All significant intercompany accounts and transactions have been eliminated in consolidation.
      The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles followed within the financial services industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the calculations of and the amortization of capitalized excess servicing rights and the valuation of real estate or other assets acquired in connection with foreclosures or in satisfaction of loans. In addition, the actual lives of certain amortizable assets and income items are estimates subject to change. Certain previously reported amounts have been reclassified to conform to current presentation.
      The credit card line of business was sold in December 2002 and servicing was transferred to the new owner in May 2003. In accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the earnings of the credit card business are shown separately in the financial statements, notes, and supplemental schedules for 2003 and prior years. Accordingly, all information in the annual report reflects continuing operations only for those periods, unless otherwise noted. See Note 3 “Discontinued Operations.” Fidelity has four trust preferred subsidiaries which were deconsolidated for financial reporting purposes beginning in 2004 (see “Recent Accounting Pronouncements”). Fidelity principally operates in one business segment, which is community banking.

Cash and Cash Equivalents
      Cash and cash equivalents include cash, amounts due from banks, and Federal funds sold. Generally, Federal funds are purchased and sold within one-day periods.

Investment Securities
      In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” Fidelity classifies its investment securities in one of the following three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Fidelity does not engage in that activity. Held-to-maturity securities are those designated as held-to-maturity when purchased, which Fidelity has the ability and positive intent to hold until maturity. All other debt securities not included in trading, held-to-maturity, and marketable equity securities are classified as available-for-sale.
      Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized gains and losses on trading securities are included in income. Unrealized gains and losses, net of related income

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
taxes, on available-for-sale securities are excluded from income and are reported as a separate component of shareholders’ equity. A decline in the fair value below cost of any available-for-sale or held-to-maturity security that is deemed other than temporary results in a charge to income and the establishment of a new cost basis for the security.
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
      For commercial, construction, and real estate loans, the accrual of interest is discontinued and the loan categorized as non-accrual when, in management’s opinion, due to deterioration in the financial position of the borrower, the full repayment of principal and interest is not expected or principal or interest has been in default for a period of 90 days or more, unless the obligation is both well secured and in the process of collection within 30 days. Commercial, construction, and real estate secured loans may be returned to accrual status when management expects to collect all principal and interest and the loan has been brought fully current. Interest received on well collateralized nonaccrual loans is recognized on the cash basis. If the nonaccrual commercial, construction, or real estate secured loans are not well collateralized, payments are applied to principal. Consumer loans are placed on nonaccrual upon becoming 90 days past due or sooner if, in the opinion of management, the full repayment of principal and interest is not expected. Any payment received on a loan on which the accrual of interest has been suspended and is not recognizable on the cash basis as a result of being well secured, is applied to reduce principal.
      When a well collateralized loan is placed on nonaccrual, accrued interest is not reversed. For other loans, interest accrued during the current accounting period is reversed. Interest accrued in prior periods, if significant, is charged off against the allowance and adjustments to principal made if the collateral related to the loan is deficient.
      Impaired loans are evaluated based on the present value of expected future cash flows discounted at the loan’s original effective interest rate, or at the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. Impaired loans are specifically reviewed loans for which it is probable that Fidelity will be unable to collect all amounts due according to the terms of the loan agreement. A specific valuation allowance is required to the extent that the estimated value of an impaired loan is less than the recorded investment. SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” does not apply to large groups of smaller balance, homogeneous loans, which are consumer installment loans, and which are collectively evaluated for impairment. Smaller balance commercial loans are also excluded from the application of the statement. Interest on impaired loans is reported on the cash basis as received when the full recovery of principal and interest is anticipated, or after full principal and interest has been recovered when collection of interest is in question.

Allowance for Loan Losses
      The allowance for loan losses is established and maintained through provisions charged to operations. Such provisions are based on management’s evaluation of the loan portfolio, including loan portfolio

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
concentrations, current economic conditions, the economic outlook, past loan loss experience, adequacy of underlying collateral, and such other factors which, in management’s judgment, deserve consideration in estimating loan losses. Loans are charged off when, in the opinion of management, such loans are deemed to be uncollectible. Subsequent recoveries are added to the allowance.
      A formal review of the allowance for loan losses is prepared quarterly to assess the probable credit risk inherent in the loan portfolio, including concentrations, and to determine the adequacy of the allowance for loan losses. For purposes of the quarterly management review, the consumer loan portfolio is separated by loan type and each loan type is treated as a homogeneous pool. In accordance with the Interagency Policy Statement on the Allowance for Loan and Lease Losses, the level of allowance required for each loan type is determined based upon trends in charge-off rates for each loan type, adjusted for changes in these pools, which includes current information on the payment performance of each loan type. A projected loss allocation factor is determined for all loan categories based on historic charge-off experience, current trends, economic conditions, and other factors. The risk factor, when multiplied times the dollar value of loans, results in the amount of the allowance for loan losses allocated to these loans. Additionally, every commercial, commercial real estate, and construction loan is assigned a risk rating using established credit policy guidelines. Every nonperforming commercial, commercial real estate, and construction loan 90 days or more past due and with outstanding balances exceeding $50,000, as well as certain other performing loans with greater than normal credit risks as determined by management and Credit Review, are reviewed monthly by Credit Review to determine the level of allowance required to be specifically allocated to these loans. The amounts so determined are then added to the previously allocated allowance by category to determine the required allowance for commercial, commercial real estate, and construction loans. Management reviews its allocation of the allowance for loan losses versus the actual performance of each of the portfolios and adjusts allocation rates to reflect the recent performance of the portfolio, as well as current underwriting standards and other factors which might impact the estimated losses in the portfolio.
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
      Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Fidelity’s allowance for loan losses. Such agencies may require Fidelity to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.
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

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loans Held-For Sale
      Loans held-for-sale include certain originated residential mortgage loans, certain Small Business Administration (“SBA”) loans, and certain indirect automobile loans at December 31, 2005 and 2004. Those loans held-for-sale are recorded at the lower of cost or market on an aggregate basis. For residential mortgage loans, this is determined by outstanding commitments from investors for committed loans and on the basis of current delivery prices in the secondary mortgage market for uncommitted loans, if any. For SBA loans, this is determined primarily based on loan performance and available market information. For indirect automobile loans, the lower of cost or market is determined based on evaluating the estimated market value of the pool selected for sale. Based upon loan performance, commitment pricing, and available market information, no valuation adjustment was required at December 31, 2005 or 2004, as the fair values or committed sales prices for such held-for-sale loans approximated or exceeded their carrying values. There are certain regulatory capital requirements which must be met in order to qualify to originate residential mortgage loans and these capital requirements are monitored to assure compliance.
      Gains and losses on sales of loans are recognized at the settlement date. Gains and losses are determined as the difference between the net sales proceeds, including the estimated value associated with excess or deficient servicing fees to be received, and the carrying value of the loans sold.

Capitalized Servicing Assets
      Indirect automobile loan pools and certain SBA loans are sold with servicing retained. When the contractual servicing fees on loans sold with servicing retained exceed the estimated costs to service those loans, the excess servicing fees (servicing rights) are capitalized and amortized over the expected lives of the serviced loans. Management makes certain estimates and assumptions related to costs to service varying types of loans and pools of loans, the projected lives of loans and pools of loans sold with servicing retained, and discount factors used in calculating the present values of excess servicing fees to be received.
      No less frequently than quarterly, management reviews the status of all loans and pools of loans sold with related capitalized excess servicing assets to determine if there is any impairment to those assets due to such factors as earlier than estimated repayments or significant prepayments. Any impairment identified in these assets will result in reductions in their carrying values and a corresponding reduction in operating revenues.

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

Other Real Estate
      Other real estate represents property acquired through foreclosure or deed in lieu of foreclosure in satisfaction of loans. Other real estate is carried at the lower of cost or fair value less estimated selling costs. Fair value is determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources and may include an undivided interest in the fair value of other repossessed assets. Any excess of the loan balance at the time of foreclosure or acceptance in satisfaction of loans over the fair value less selling costs of the real estate held as collateral is treated as a loan loss and charged against the allowance for loan losses. Gain or loss on sale and any subsequent adjustments to reflect changes in fair value and selling costs are recorded as a component of income. Based on appraisals, environmental tests, and other evaluations as necessary, superior liens, if any, may be

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
serviced or satisfied and repair or capitalizable expenditures may be incurred in an effort to maximize recoveries.

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

Stock Options
      Fidelity has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise prices of Fidelity’s stock options are equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized (see “Recent Accounting Pronouncements”).

Recent Accounting Pronouncements
      In December 2004, FASB issued SFAS No. 123-R, “Share Based Payment (Revised 2004)” which is a revision of SFAS No. 123. SFAS No. 123-R supersedes APB No. 25 and amends SFAS No. 95, “Statement of Cash Flows” and establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. This statement requires that the fair value of all share-based payments to employees be recognized in the Consolidated Statements of Income. In 2005, the FASB issued further guidance (SFAS No. 123-R) on the classification and measurement of freestanding financial instruments originally issued for employee service and application of grant date, and Fidelity is required to adopt these statements on January 1, 2006. Fidelity expects to adopt SFAS No. 123-R using the modified prospective method (“modified prospective application”), which will require the recognition of expense over the remaining vesting period for the portion of awards not fully vested as of January 1, 2006. Fidelity does not expect the adoption of SFAS No. 123-R to have a significant impact on its financial position or results of operations. Under modified prospective application, SFAS 123-R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. The attribution of compensation costs for earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Based on the stock-based compensation awards outstanding as of December 31, 2005, the adoption of SFAS 123-R will result in an annualized pre-tax expense of approximately $52,000 and have an insignificant effect on Fidelity’s operations and financial condition. Future levels of compensation costs recognized related to stock-based compensation awards (including the

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchases, and cancellations of existing awards before and after the adoption of the standard as well as possible future changes in the underlying valuation assumptions used in the Black-Scholes Option Pricing model.
      Emerging Issues Task Force (“EITF”) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) issued by the FASB provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and Fidelity began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. FASB Staff Position (FSP) No. 115-1, “The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments” was issued in November 2005. FSP 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. FSP 115-1 nullifies certain provisions of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” while retaining the disclosure requirements of EITF 03-1 which were adopted by Fidelity in 2003. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. The adoption of this standard did not have a significant impact on the financial condition or results of operations of Fidelity.
      In July 2005, the FASB released an Exposure Draft of a proposed interpretation, “Accounting for Uncertain Tax Positions-an Interpretation of FASB Statement 109” (“Interpretation”). The Interpretation contains proposed guidance on the recognition and measurement of uncertain tax positions. Any initial de-recognition amounts will be reported as a cumulative effect of a change in accounting principle. In October 2005, the effective date of the Exposure Draft was delayed and in January 2006, the FASB staff concluded it will be effective as of the beginning of the first annual period beginning after December 15, 2006. A final Interpretation is expected to be issued during the first quarter of 2006. Fidelity has not yet evaluated the potential impact of the Interpretation on its consolidated financial statements.
      SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Under SFAS 154, retrospective application requires (i) the cumulative effect of the change to the new accounting principle on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, (ii) an offsetting adjustment, if any, to be made to the opening balance of retained earnings (or other appropriate components of equity) for that period, and (iii) financial statements for each individual prior period presented to be adjusted to reflect the direct period specific effects of applying the new accounting principle. Special retroactive application rules apply in situations where it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change in accounting principle are required to be reported in the period in which the accounting change is made. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Fidelity does not expect SFAS 154 to impact its financial statements upon its adoption on January 1, 2006.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 requires acquired loans, including debt securities, to be recorded at the amount of the purchaser’s initial investment and prohibits carrying over valuation allowances from the seller for those individually evaluated loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser’s initial investment to be recognized as interest income on a level-yield basis over the life of the loan. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of loans’ yield over its remaining life, while subsequent decreases are recognized as impairment. Loans carried at fair value, mortgage loans held-for-sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. Fidelity adopted the provisions of SOP 03-3 effective January 1, 2005. The adoption of this standard did not have a material impact on the financial condition, results of operations, or liquidity of Fidelity.
      In December 2005, the FASB issued FSP SOP No. 94-6-1, “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk.” FSP SOP No. 94-6-1 requires additional disclosures for certain loan products that expose entities to higher risks than traditional loan products. The FSP requires a company to disclose additional information such as significant concentrations of credit risks resulting from these products, quantitative information about the market risks of financial instruments that is consistent with the way a company manages or adjusts those risks, concentrations in revenue from particular products if certain conditions are met, and the factors that influenced management’s judgment as it relates to the accounting policy for credit losses and doubtful accounts. This FSP is effective for the reporting period ended December 31, 2005. The adoption of this FSP did not require additional disclosures by Fidelity.

2.	Regulatory Matters
      The Board of Governors of the Federal Reserve System (the “FRB”) is the primary regulator of FSC, a bank holding company. The Bank is a state chartered commercial bank subject to Federal and state statutes applicable to banks chartered under the banking laws of the State of Georgia and to banks whose deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”), the Bank’s primary Federal regulator. The Bank is a wholly-owned subsidiary of FSC. The FRB, the FDIC, and the Georgia Department of Banking and Finance (the “GDBF”) have established capital adequacy requirements as a function of their oversight of bank holding companies and state chartered banks. Each bank holding company and each bank must maintain certain minimum capital ratios.
      The Bank’s primary Federal regulator is the FDIC and the GDBF is its State regulator. The FDIC and the GDBF examine and evaluate the financial condition, operations, and policies and procedures of state chartered commercial banks, such as the Bank, as part of their legally prescribed oversight responsibilities. In 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) was enacted. Additional supervisory powers and regulations mandated by FDICIA include a “prompt corrective action” program based upon five regulatory categories for banks in which all banks are placed, largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank’s financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another institution when a bank’s capital leverage ratio reaches 2%. Better capitalized institutions are subject to less onerous regulation and supervision than banks with lesser amounts of capital.
      To implement the prompt corrective action provisions of FDICIA, the FDIC has adopted regulations placing financial institutions in the following five categories based upon capitalization ratios: (i) a “well capitalized” institution has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based ratio of at

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
least 6% and a leverage ratio of at least 5% and is not subject to an enforcement action requiring it to maintain a specific level of capital; (ii) an “adequately capitalized” institution has a total risk-based ratio of at least 8%, a Tier 1 risk-based ratio of at least 4% and a leverage ratio of at least 4% (or 3% if it received a CAMELS composite rating of 1 and is not experiencing significant growth); (iii) an “undercapitalized” institution has a total risk-based ratio of under 8%, a Tier 1 risk-based ratio of under 4% or a leverage ratio of under 4% ( or 3% in certain circumstances); (iv) a “significantly undercapitalized” institution has a total risk-based ratio of under 6%, a Tier 1 risk-based ratio of under 3% or leverage ratio of under 3%; and (v) a “critically undercapitalized” institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories are prohibited from declaring dividends or making capital distributions. The regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital.
      The Bank’s conversion from a national bank charter to a Georgia state bank charter took place as of the close of business on May 9, 2003, at which time the Bank became subject solely to the regulation of and supervision by the GDBF and the FDIC. At that time, the Bank’s name was changed from Fidelity National Bank to Fidelity Bank.
      Capital leverage ratio standards require a minimum ratio of Tier 1 capital to adjusted total assets (“leverage ratio”) for the Bank of 4.0%. Institutions experiencing or anticipating significant growth or those with other than minimum risk profiles may be expected to maintain capital above the minimum levels.
      The following table sets forth the capital requirements for the Bank under FDIC regulations and the Bank’s capital ratios at December 31, 2005 and 2004:

	FDIC Regulations
			December 31,
	Adequately	Well
Capital Ratios	Capitalized	Capitalized	2005	2004

Leverage	4.00%	5.00%	8.26%	8.27%
Risk-Based Capital:
Tier 1	4.00	6.00	9.17	9.34
Total	8.00	10.00	11.04	11.45
      The FRB, as the primary regulator of FSC, has established capital requirements as a function of its oversight of bank holding companies.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table depicts FSC’s capital ratios at December 31, 2005 and 2004, in relation to the minimum capital ratios established by the regulations of the FRB (dollars in thousands):

	December 31, 2005		December 31, 2004

	Amount	Percent	Amount	Percent

Tier 1 Capital:
Actual	$117,562	9.60%	$105,216	9.88%
Minimum	48,998	4.00	42,703	4.00

Excess	$68,564	5.60%	$62,513	5.88%

Total Risk-Based Capital:
Actual	$146,588	11.97%	$126,845	11.91%
Minimum	97,996	8.00	85,406	8.00

Excess	$48,592	3.97%	$41,439	3.91%

Tier 1 Capital Leverage Ratio:
Actual		8.64%		8.74%
Minimum		3.00		3.00

Excess		5.64%		5.74%

      Set forth below are FSC’s pertinent capital ratios under FRB regulations as of December 31, 2005 and 2004:

	FRB Regulations
			December 31
	Adequately	Well
Capital Ratios	Capitalized	Capitalized	2005	2004

Leverage	3.00%	5.00%	8.64%	8.74%
Risk-Based Capital:
Tier 1	4.00	6.00	9.60	9.88
Total	8.00	10.00	11.97	11.91
      On March 1, 2005, the FRB announced the adoption of a rule entitled “Risk Based Capital Standards: Trust Preferred Securities and the Definition of Capital” (“Rule”) regarding risk-based capital standards for bank holding companies (“BHCs”) such as FSC. The Rule provides for a five-year transition period, with an effective date of March 31, 2009, but requires BHCs not meeting the standards of the Rule to consult with the FRB and develop a plan to comply with the standards by the effective date.
      The Rule defines the restricted core capital elements, including trust preferred securities, which may be included in Tier 1 capital, subject to an aggregate 25% of Tier 1 capital net of goodwill limitation. Excess restricted core capital elements may be included in Tier 2 capital, with trust preferred securities and certain other restricted core capital elements subject to a 50% of Tier 1 capital limitation. The Rule requires that trust preferred securities be excluded from Tier 1 capital within five years of the maturity of the underlying junior subordinated notes issued and be excluded from Tier 2 capital within five years of that maturity at 20% per year for each year during the five-year period to the maturity. FSC’s first junior subordinated note matures in March 2030.
      FSC’s only restricted core capital elements consist of its trust preferred securities issues and FSC has no recorded goodwill; therefore, the Rule has no impact on FSC’s capital ratios, its financial condition, or its operating results. The trust preferred securities are eligible for FSC’s regulatory Tier 1 capital, with a

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
limit of 25% of the sum of all core capital elements. All amounts exceeding the 25% limit are includable in FSC’s regulatory Tier 2 capital.

3.	Discontinued Operations
      In December 2002, Fidelity sold its credit card line of business, including all of its credit card accounts and outstanding balances. Fidelity serviced the credit card portfolio on a fee basis until May 15, 2003, at which time the servicing was transferred to the purchaser’s servicing systems. Substantially all operations and activities related to the credit card line of business ceased by June 30, 2003, and there has been no income or expense from discontinued operations classified as such since that date. Income from discontinued operations totaled approximately $1.5 million in 2003, while expenses totaled approximately $1.3 million.
      In accordance with accounting principles generally accepted in the United States, the earnings of the credit card business are shown separately in the Consolidated Statements of Income for 2003. Accordingly, all information in these consolidated financial statements reflects continuing operations only for that year, unless otherwise noted.

4.	Investment Securities
      Investment securities at December 31, 2005 and 2004, are summarized as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Securities available-for-sale at December 31, 2005:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$9,997	$—	$(57)	$9,940
Mortgage backed securities	116,517	90	(2,347)	114,260

Total	$126,514	$90	$(2,404)	$124,200

Securities available-for-sale at December 31, 2004:
Mortgage backed securities	$114,304	$509	$(676)	$114,137

Securities held-to-maturity at December 31, 2005:
Mortgage backed securities	$38,333	$18	$(680)	$37,671
Other securities	6,327	—	—	6,327

Total	$44,660	$18	$(680)	$43,998

Securities held-to-maturity at December 31, 2004:
Mortgage backed securities	$46,254	$337	$—	$46,591
Other securities	5,659	—	—	5,659

Total	$51,913	$337	$—	$52,250

      Proceeds from sales of investment securities available-for-sale during 2005, 2004, and 2003 were $2 million, $9 million, and $8 million, respectively. Gross gains of $32,000, $384,000, and $331,000,

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
respectively, were realized on those sales. Income tax expense related to the sale of securities was $12,000, $146,000, and $126,000 in 2005, 2004 and 2003, respectively. There were no investments held in trading accounts during 2005, 2004 or 2003.
      The following table depicts the amortized cost and estimated fair value of investment securities at December 31, 2005 and 2004. Expected maturities may differ from the contractual maturities of mortgage backed securities because the mortgage holders of the underlying mortgage loans have the right to prepay their mortgage loans without prepayment penalties. Also, other securities include Federal Home Loan Bank common stock totaling approximately $5 million and $3 million at December 31, 2005 and 2004, respectively, and the investments in the common stocks of Fidelity’s trust preferred securities subsidiaries totaling approximately $1 million at December 31, 2005 and 2004, respectively. Federal Reserve Bank Stock totaling approximately $2 million at December 2004, was redeemed during 2005, as state chartered non-member banks such as the Bank are not permitted to hold stock in the FRB. These investments are not included in the following table, as they have no stated maturities (dollars in thousands).

	December 31, 2005		December 31, 2004

	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

Available-for-Sale
U.S. Treasury securities and obligations of U.S. Government corporations and agencies due after one year through five years	$9,997	$9,940	$—	$—
Mortgage backed securities	116,517	114,260	114,304	114,137

Total	$126,514	$124,200	$114,304	$114,137

Held-to-Maturity
Mortgage backed securities	$38,333	$37,671	$46,254	$46,591

      The following table reflects the gross unrealized losses and fair values of investment securities with unrealized losses at December 31, 2005 and 2004, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss and temporarily impaired position (dollars in thousands):

	12 Months or Less		More Than 12 Months

	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses

Available-for-Sale at December 31, 2005
U.S. Government corporations and agencies	$9,940	$57	$—	$—
Mortgage backed securities	54,312	980	34,822	1,367

Total	$64,252	$1,037	$34,822	$1,367

Available-for-Sale at December 31, 2004
Total mortgage backed securities	$23,935	$173	$17,489	$503

Held-to-Maturity at December 31, 2005
Total mortgage backed securities	$37,008	$680	$—	$—

Held-to-Maturity at December 31, 2004	$—	$—	$—	$—

      Declines in fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of Fidelity to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
      Certain individual investment securities were in a continuous unrealized loss position at December 31, 2005 and 2004, for 30 months and 18 months, respectively. However, all investment securities at December 31, 2005, other than required regulatory common stock and trust preferred common stock investments, were agency notes and agency pass-through mortgage backed securities and the unrealized loss positions resulted not from credit quality issues, but from market interest rate increases over the interest rates prevalent at the time the mortgage backed securities were purchased, and are considered temporary.
      Also, as of December 31, 2005, management had the ability and intent to hold the temporarily impaired securities for a period of time sufficient for a recovery of cost. Accordingly, as of December 31, 2005, management believes the impairments detailed in the table above are temporary and no impairment loss has been recognized in Fidelity’s Consolidated Statements of Income (see Note 1 — “Recent Accounting Pronouncements”).
      Investment securities with a carrying value aggregating approximately $141 million and $132 million at December 31, 2005 and 2004, respectively, were pledged as collateral for: (i) public deposits with pledged amounts totaling $59 million and $56 million, respectively; (ii) securities sold under overnight agreements to repurchase with pledged amounts totaling $43 million and $22 million, respectively; (iii) collateral for certain short-term and long-term fixed rate laddered maturity borrowings with pledged amounts totaling approximately $38 million and $50 million at December 31, 2005 and 2004, respectively, and (iv) for other purposes required by law with pledged amounts totaling $1 million at December 31, 2005, and $4 million at December 31, 2004.

5.	Loans
      Loans outstanding, by classification, are summarized as follows, net of deferred loan fees of $102,000 and $191,000 at December 31, 2005 and 2004 (dollars in thousands):

	December 31,

	2005	2004

Real estate — mortgage	$239,884	$222,718
Real estate — construction	206,864	162,176
Commercial, financial and agricultural	97,227	85,842
Consumer installment	555,194	490,490

Total loans	1,099,169	961,226
Less: Allowance for loan losses	12,643	12,174

Loans, net	$1,086,526	$949,052

      Loans held-for-sale at December 31, 2005 and 2004, totaled $31 million and $34 million, respectively, of which $26 million and $30 million, respectively, were indirect automobile loans; $1 million and $4 million, respectively, were originated residential mortgage loans, and $4 million were SBA loans at December 31, 2005. Fidelity was servicing for others approximately 18,800 and 17,300 indirect automobile loans on December 31, 2005 and 2004, respectively, totaling $260 million and $233 million, respectively. Fidelity was also servicing 39 SBA loan participations totaling $10 million at December 31, 2005, and 44 SBA loan participations totaling $13 million at December 31, 2004.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Approximately $55 million and $37 million in commercial loans secured by real estate; $50 million and $44 million in home equity lines of credit and second mortgage loans on residential real estate; and $21 million and $23 million in residential first mortgage real estate loans were pledged to the Federal Home Loan Bank of Atlanta (the “FHLB”) at December 31, 2005 and 2004, respectively, as collateral for borrowings. Approximately $131 million and $128 million in indirect automobile loans were pledged to the Federal Reserve Bank of Atlanta at December 31, 2005 and 2004, respectively, as collateral for Discount Window contingent borrowings.
      Loans in nonaccrual status totaled approximately $2 million at December 31, 2005, 2004 and 2003. The average recorded investment in impaired loans during 2005, 2004, and 2003 was approximately $3 million, $3 million, and $4 million, respectively. If such impaired loans had been on a full accrual basis, interest income on these loans would have been approximately $71,000, $50,000, and $75,000, in 2005, 2004, and 2003, respectively.
      Loans totaling approximately $167,000, $690,000, and $1,092,000 were transferred to other real estate in 2005, 2004, and 2003, respectively. Various other real estate acquired through foreclosure or through deed in lieu of foreclosure in satisfaction of loans, which properties were subject to long-term first mortgages totaling approximately $425,000 at December 31, 2003, were included in other real estate and long-term debt. There was no other real estate subject to a long-term first mortgage at December 31, 2005 and 2004. In 2004 and 2003, Fidelity recorded write-downs of $40,000 and $29,000, respectively, on commercial and residential real estate owned properties as a result of impairment to their values. There were no write-downs on other real estate owned during 2005. There were proceeds from sales of approximately $442,000, $489,000 and $1,658,000 from other real estate owned by Fidelity in 2005, 2004, and 2003, respectively.
      Fidelity has loans outstanding to various executive officers, directors, and their related interests. Management believes that all of these loans were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other customers, and did not involve more than normal risks. The following is a summary of activity during 2005 for such loans (dollars in thousands):

Loan balances at January 1, 2005	$1,029
New loans	117
Less:
Loan repayments	78

Loan balances at December 31, 2005	$1,068

      The following is a summary of activity in the allowance for loan losses (dollars in thousands):

	December 31,

	2005	2004	2003

Balance at beginning of year	$12,174	$9,920	$9,404
Provision for loan losses	2,900	4,800	4,750
Loans charged off	(3,435)	(3,608)	(4,848)
Recoveries on loans charged off	1,004	1,062	614

Balance at end of year	$12,643	$12,174	$9,920

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Premises and Equipment
      Premises and equipment are summarized as follows (dollars in thousands):

	December 31,

	2005	2004

Land	$4,546	$4,546
Buildings and improvements	10,603	9,251
Furniture and equipment	15,276	15,285

	30,425	29,082
Less accumulated depreciation and amortization	16,357	15,570

Premises and equipment, net	$14,068	$13,512

      As of December 31, 2005, 2004, and 2003, Fidelity was lessee in a lease at market terms with a corporation which is controlled by a director of Fidelity. The lease is for a 2,240 square foot bank branch at an approximate annual rate of $12 per square foot, subject to pro rata increases for any increases in taxes and insurance. Payments under this lease totaled $28,444 in 2005 and $27,125 in 2004 and 2003, respectively. In addition, Fidelity was a lessee at market terms with a corporation, the chairman of which is a director of Fidelity. The lease is for 5,040 square feet for a branch location in an office building at an approximate annual rate of $22 per square foot. Payments under this lease totaled $109,905, $100,919, and $102,024 in 2005, 2004, and 2003, respectively.

7.	Deposits
      Time deposits over $100,000 as of December 31, 2005 and 2004, were $225 million and $202 million, respectively. Maturities for time deposits over $100,000 as of December 31, 2005, in excess of one year are as follows: $25 million in one to two years, $6 million in two to three years, and $7 million in three to five years. Related interest expense was $7.4 million, $5.3 million, and $5.0 million for the years ended December 2005, 2004, and 2003, respectively. Included in demand and money market deposits were NOW accounts totaling $121 million, $132 million, and $76 million at December 31, 2005, 2004, and 2003, respectively.
      Brokered deposits obtained through investment banking firms under master certificates totaled $102 million, $62 million, and $50 million as of December 31, 2005, 2004, and 2003, respectively, and were included in other time deposits. Brokered deposits outstanding at December 31, 2005, were acquired in 2005 and 2004 and had original maturities of six to 60 months. Brokered deposits outstanding at December 31, 2004, were acquired in 2004 and 2003 and had original maturities of 12 to 30 months. Brokered deposits outstanding at December 31, 2003, were acquired in 2003 and had original maturities of 12 to 24 months. The weighted average cost of brokered deposits at December 31, 2005, 2004, and 2003, was 4.09%, 2.68%, and 2.05%, respectively, and related interest expense totaled $2.6 million, $1.0 million, and $.9 million during 2005, 2004, and 2003, respectively.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Short-Term Borrowings
      Short-term debt is summarized as follows (dollars in thousands):

	December 31,

	2005	2004

Overnight repurchase agreements primarily with commercial customers at an average rate of 1.51% and 1.16% at December 31, 2005 and 2004, respectively	$36,488	$22,212
Unsecured overnight Federal funds purchased from commercial banks at an average rate of 4.32% and 2.81% at December 31, 2005 and 2004, respectively	15,000	5,000
FHLB collateralized borrowing with a daily rate of 4.44% and 2.44% at December 31, 2005 and 2004, respectively, and a maturity date of January 2, 2007, and November 23, 2005, respectively, and prepayable without penalty at any time	30,000	14,000
Fixed rate debt collateralized with mortgage backed securities with an interest rate of 3.03% and 2.39% maturing November 17, 2006 and 2005, respectively	6,000	6,000
Fixed rate debt collateralized with mortgage backed securities with an interest rate of 2.91% and 2.32% maturing December 11, 2006 and 2005, respectively	5,000	5,000

Total	$92,488	$52,212

      Short-term borrowings mature either overnight or on a remaining fixed maturity not to exceed one year. Overnight repurchase agreements consist primarily of balances in the transaction accounts of commercial customers swept nightly to an overnight investment account. All short-term repurchase agreements are collateralized with investment securities having a market value equal to or greater than, but approximating, the balance borrowed. The daily rate line of credit advance with the FHLB is a line collateralized with pledged qualifying real estate loans which may be increased or decreased daily and may be drawn on to the extent of available pledged collateral. It reprices daily and bears a rate comparable to that of overnight Federal funds. At December 31, 2005 and 2004, Fidelity had a collateralized line of credit with the FHLB, which required loans secured by real estate, investment securities or other acceptable collateral, to borrow up to a maximum of approximately $140 million and $122 million, respectively, subject to available qualifying pledged collateral. At December 31, 2005 and 2004, Fidelity had a contingent line of credit collateralized with consumer loans with the Federal Reserve Bank of Atlanta Discount Window. In addition, Fidelity had an unused $20 million term repurchase line available at December 31, 2005 and 2004. Finally, it had $62 million and $37 million in total unsecured Federal funds lines available with various financial institutions as of December 31, 2005 and 2004, respectively. The weighted average rate on short-term borrowings outstanding at December 31, 2005, 2004, and 2003, was 3.09%, 1.91% and 2.96%, respectively.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Subordinated Debt and Other Long-Term Debt
      Subordinated Debt and Other Long-term Debt are summarized as follows (dollars in thousands):

	December 31,

	2005	2004

Subordinated Debt
Fixed rate 30-year capital pass-through securities (“TruPS”) with interest at 10.875%, payable semi-annually, redeemable in whole or part on or after March 8, 2010, at a declining redemption price ranging from 105.438% to 100%	$10,825	$10,825
Fixed rate 30-year trust preferred securities (“Preferred Securities”) with interest at 11.045%, payable semi-annually, redeemable in whole or part on or after July 19, 2010, at a declining redemption price ranging from 105.523% to 100%	10,309	10,309
Floating rate 30-year capital securities (“Capital Securities”) with interest adjusted quarterly at three-month LIBOR plus 3.10%, with a rate at December 31, 2005 and 2004, of 7.62% and 5.65%, respectively, with interest payable quarterly, redeemable in whole or part on or after June 26, 2008, at a redemption price of 100%	15,464	15,464
Floating rate 30-year capital securities (“Capital Securities”) with interest adjusted quarterly at three-month LIBOR plus 1.89%, with a rate at December 31, 2005 of 6.39%, with interest paid quarterly, redeemable in whole or part on or after March 17, 2009, at a redemption price of 100%	10,310	—

Subordinated debt	46,908	36,598

Long-Term Debt
Fixed rate debt with an interest rate of 3.03% maturing November 17, 2006	—	6,000
Fixed rate debt with an interest rate of 2.91% maturing December 11, 2006	—	5,000
Fixed rate debt with an interest rate of 3.51% maturing November 17, 2007	6,000	6,000
Fixed rate debt with an interest rate of 3.36% maturing December 11, 2007	5,000	5,000
Fixed rate debt with an interest rate of 3.90% maturing November 17, 2008	7,000	7,000
Fixed rate debt with an interest rate of 3.71% maturing December 11, 2008	5,000	5,000
FHLB five year European Convertible Advance with interest at 4.38% maturing November 3, 2010, with a one-time FHLB conversion option to reprice to a three-month LIBOR floating rate at the end of two years	25,000	—

Long-term debt	48,000	34,000

Total subordinated debt and other long-term debt	$94,908	$70,598

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Subordinated debt and other long-term debt note maturities as of December 31, 2005, are summarized as follows (dollars in thousands):

Amount

2007	$11,000
2008	12,000
2009	—
2010	25,000
2011	—
Thereafter	46,908

Total	$94,908

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses whether business enterprises must consolidate the financial statements of entities known as “variable interest entities”. FIN 46 was revised in December 2003 (“FIN 46 (Revised)”) and the revised interpretations clarified that trust preferred securities such as those issued by Fidelity could not be consolidated for financial reporting purposes. Fidelity adopted FIN 46 (Revised) effective January 2004 and consequently, the $45.5 million of trust preferred securities issued by trusts established by Fidelity are not consolidated for financial reporting purposes from that date. Prior periods were not restated. The equity investments in the subsidiaries created to issue the obligations, the obligations themselves, and related dividend income and interest expense are reported on a deconsolidated basis, with the investments in the amount of $1.4 million reported as investments held-to-maturity and dividends included as investment interest income. The obligations, including the amount related to the equity investments, in the amount of $46.9 million are reported as subordinated debt, with related interest expense reported as interest on subordinated debt.
      FSC has four business trust subsidiaries that are variable interest entities, FNC Capital Trust I (“FNCCTI”), Fidelity National Capital Trust I (“FidNCTI”), and Fidelity Southern Statutory Trust I (“FSSTI”), and Fidelity Southern Statutory Trust II (“FSST II”). During 2000, FNCCTI and FidNCTI and during 2003 and 2005 FSSTI and FSST II, respectively, issued common securities, all of which were purchased and are held by FSC, totaling $1.4 million and are classified by Fidelity as investments held-to-maturity and trust preferred securities totaling $45.5 million and classified by Fidelity as subordinated debt, which were sold to investors, with 30-year maturities. In addition, the $1.4 million borrowed from the business trust subsidiaries to purchase their respective common securities are classified as subordinated debt. The trust preferred securities are callable by the business trust subsidiaries on or after defined periods. The trust preferred security holders may only terminate the business trusts under defined circumstances such as default, dissolution, or bankruptcy. The trust preferred security holders and other creditors, if any, of each business trust have no recourse to Fidelity and may only look to the assets of each business trust to satisfy all debts and obligations.
      The only assets of FNCCTI, FidNCTI, FSSTI, and FSSTII are subordinated debentures of FSC, which were purchased with the proceeds from the issuance of the common and preferred securities. FNCCTI and FidNCTI have fixed interest rates of 10.875% and 11.045%, respectively, while FSSTI and FSSTII have current interest rates of 7.62% and 6.39%, respectively, and reprice quarterly at interest rates set at 3.10% and 1.89%, respectively, over three-month LIBOR. FSC makes semi-annual interest payments on the subordinated debentures to FNCCTI and FidNCTI and quarterly interest payments to FSSTI and FSSTII, which use these payments to pay dividends on the common and preferred securities. The trust preferred securities are eligible for regulatory Tier 1 capital, with a limit of 25% of the sum of all core

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
capital elements. All amounts exceeding the 25% limit are includable in regulatory Tier 2 capital (see Note 3 — “Regulatory Matters”).
      Long-term debt collateralized with mortgage backed securities totaled $23 million and $34 million at December 31, 2005 and 2004, respectively. In November and December 2003, Fidelity purchased approximately $70 million in Agency mortgage backed securities, funded in part with $45 million in fixed rate long-term debt, with laddered maturities of approximately equal amounts of two years through five years. The $45 million was funded through a financial institution on a collateralized basis. As principal payments on the borrowings are made at maturity, excess collateral will be released to Fidelity. Debt of $11 million was reclassified to short-term debt in the fourth quarter of 2005 and in the fourth quarter of 2004 when maturity dates were less than one year in duration. In November 2005, Fidelity entered into a $25 million 5-year FHLB European Convertible Advance collateralized with pledged qualifying real estate loans and maturing November 3, 2010, with interest at 4.38%, with a one-time FHLB conversion option at the end of the second year. Under the provisions of the advance, the FHLB has the option to convert the advance into a three month LIBOR-based floating rate advance effective November 3, 2007, at which time Fidelity may elect to terminate the agreement on any interest payment date without penalty. If the FHLB elects not to convert the advance, Fidelity has the option of paying a substantial prepayment fee and terminating the advance on any interest payment date prior to maturity. Fidelity utilized approximately $20 million of the proceeds of the advance to purchase mortgage backed securities. (See “Investment Securities.”)
      There was no indebtedness to directors, executive officers, or principal holders of equity securities in excess of 5% of shareholders’ equity at December 31, 2005 or 2004.

10.	Income Tax
      Income tax expense (benefit) attributable to income from continuing operations consists of (dollars in thousands):

	Current	Deferred	Total

Year ended December 31, 2005:
Federal	$5,240	$(477)	$4,763
State	335	346	681

	$5,575	$(131)	$5,444

Year ended December 31, 2004:
Federal	$4,321	$(811)	$3,510
State	130	147	277

	$4,451	$(664)	$3,787

Year ended December 31, 2003:
Federal	$1,879	$(479)	$1,400
State	35	(93)	(58)

	$1,914	$(572)	$1,342

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Income tax expense differed from amounts computed by applying the statutory U.S. Federal income tax rate to pretax income from continuing operations as a result of the following (dollars in thousands):

	2005	2004	2003

Taxes at statutory rate	$5,362	$3,883	$1,732
Increase (reduction) in income taxes resulting from:
State income tax expense, net of Federal income tax benefit	450	185	(38)
Tax exempt income	(435)	(309)	(270)
Other, net	67	28	(82)

Income tax expense	$5,444	$3,787	$1,342

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004, are presented below (dollars in thousands):

	December 31,

	2005		2004

	Assets	Liabilities	Assets	Liabilities

State tax credit carry forwards	$—	$—	$180	$—
Allowance for loan losses	4,799	—	4,621	—
Accelerated depreciation	—	995	—	1,369
Deferred loan fees, net	—	224	—	285
Other real estate	—	—	325	—
Unrealized holding losses on securities available-for-sale	879	—	63	—
Other	408	189	441	245

	$6,086	$1,408	$5,630	$1,899

      There is no valuation allowance provided for any of the deferred tax assets based on management’s belief that all deferred tax asset benefits will be realized.

11.	Employee Benefits
      Fidelity maintains a 401(k) defined contribution retirement savings plan (the “Plan”) for employees age 21 or older who have completed six months of service with at least 500 hours of service. Employees’ contributions to the Plan are voluntary. Fidelity matches 50% of the first 6% of participants’ contributions. For the years ended December 31, 2005, 2004, and 2003, Fidelity contributed $305,169, $229,196, and $299,102 respectively, net of forfeitures, to the Plan.
      Fidelity has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise prices of Fidelity’s employee stock options equal or are greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized. In December 2004, the FASB issued SFAS No. 123-R (see Note 1 — “Recent Accounting Pronouncements”). Among other things, SFAS 123-R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
values on the date of the grant. SFAS 123-R is effective for Fidelity on January 1, 2006. Fidelity expects to recognize additional pre-tax annual compensation cost of approximately $52,000 beginning in the first quarter of 2006 as a result of the adoption of SFAS 123-R, which amount is insignificant to Fidelity’s operations and financial condition. Future levels of compensation cost recognized related to stock-based compensation awards may be impacted by new awards and/or modifications, repurchases, and cancellations of existing awards before and after the adoption of this standard.
      Fidelity’s 1997 Incentive Stock Option Plan has authorized the grant of options to management personnel for up to 500,000 shares of Fidelity’s common stock. All options granted have five to eight year terms and vest and become fully exercisable at the end of four to five years of continued employment.
      The following schedule summarizes the detail of the incentive stock options granted under the plan:

		Weighted
		Average
	Number	Exercise
	Granted	Price

Balance at January 1, 2003	417,600	$8.39
Granted during 2003	—	—
Exercised during 2003	16,400	8.05
Terminated during 2003	21,600	8.05
Expired during 2003	—	—

Balance at December 31, 2003	379,600	8.42
Granted during 2004	—	—
Exercised during 2004	229,600	8.83
Terminated during 2004	—	—
Expired during 2004	—	—

Balance at December 31, 2004	150,000	7.80
Granted during 2005	21,905	16.39
Exercised during 2005	101,000	7.28
Terminated during 2005	—	—
Expired during 2005	—	—

Balance at December 31, 2005	70,905	$11.19

      Options totaling 37,000, 132,000, and 329,600 had vested and were exercisable as of December 31, 2005, 2004, and 2003, respectively, at a weighted average exercise price of $8.26, $7.40, and $8.36, respectively.
      At December 31, 2005, there were 70,905 options outstanding at an exercise price ranging from $7.06 to $16.70, with a weighted average exercise price of $11.19. At December 31, 2004 and 2003, there were 150,000 and 379,600 options outstanding at exercise prices ranging from $7.06 to $10.75, with a weighted average price of $7.80 and $8.42, respectively. The weighted average remaining contractual term of the options at December 31, 2005, was 3.84 years.
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

		Net	Net
		Income	Income
	Net	Per Share	Per Share
	Income	Basic	Diluted

December 31, 2005:
As reported	$10,326	$1.13	$1.12
Stock based compensation, net of related tax effect	(26)	(.01)	—

Pro forma	$10,300	$1.12	$1.12

December 31, 2004:
As reported	$7,632	$.85	$.84
Stock based compensation, net of related tax effect	(79)	(.01)	(.01)

Pro forma	$7,553	$.84	$.83

December 31, 2003:
As reported	$3,831	$.43	$.43
Stock based compensation, net of related tax effect	(82)	(.01)	(.01)

Pro forma	$3,749	$.42	$.42

      There were 21,905 options granted in 2005, while no options were granted in 2004 and 2003. The per share weighted fair value of stock options granted during 2005 was $4.63 using the Black-Scholes option pricing model. The fair values of the options granted during 2005 were based upon the discounted value of future cash flows of options using the following assumptions:

2005

Risk-free rate	4.03%
Expected life of the options (in years)	5
Expected dividends (as a percent of the fair value of the stock)	1.71%
Volatility	30.33

12.	Commitments and Contingencies
      The approximate future minimum rental commitment as of December 31, 2005, for all noncancellable leases with initial or remaining terms of one year or more are shown in the following table (dollars in thousands):

Amount

2006	$2,282
2007	2,262
2008	2,163
2009	2,046
2010	1,996
Thereafter	3,093

Total	$13,842

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Rental expense for all leases amounted to approximately $2,250,000, $2,452,000, and $2,700,000 in 2005, 2004, and 2003, respectively, net of sublease revenues of $117,000 and $492,000 respectively, in 2004 and 2003. There were no sublease revenues in 2005.
      Due to the nature of their activities, Fidelity and its subsidiaries are at times engaged in various legal proceedings which arise in the normal course of business, some of which were outstanding at December 31, 2005. While it is difficult to predict or determine the outcome of these proceedings, it is the opinion of management and its counsel that the ultimate liabilities, if any, will not have a material adverse impact on Fidelity’s consolidated results of operations or its financial position.
      The Federal Reserve Board requires that banks maintain cash on hand and reserves in the form of average deposit balances at the Federal Reserve Bank based on the Bank s’ average deposits. At December 31, 2004, the Bank’s reserve requirement, net of available credits, was $226,000. At December 31, 2005, the available credits exceeded the reserve requirement and only minimal balances were maintained to provide a positive reserve balance.

13.	Shareholders’ Equity
      Generally, dividends that may be paid by the Bank to Fidelity are subject to certain regulatory limitations. In particular, under Georgia banking law applicable to Georgia state chartered commercial banks such as the Bank, the approval of the GDBF will be required if the total of all dividends declared in any calendar year by the Bank exceeds 50% of the Bank’s net profits for the prior year or if certain other provisions relating to classified assets and capital adequacy are not met. Based on this rule, at December 31, 2005 and 2004, the Bank could pay approximately $6 million and $5 million in dividends, respectively, during 2005 and 2004 without GDBF regulatory approval. At December 31, 2005 and 2004, the Bank’s total shareholders’ equity was approximately $111 million and $99 million, respectively. In 2005 Fidelity invested $5 million in the Bank in the form of capital surplus.
      Also, under current Federal regulations, the Bank is limited in the amount it may loan to its nonbank affiliates, including Fidelity. As of December 31, 2005 and 2004, there were no loans outstanding from the Bank to Fidelity.

14.	Components of Other Comprehensive Income (Loss)
      SFAS No. 130, “Reporting Comprehensive Income,” (“SFAS 130”) establishes standards for reporting comprehensive (loss) income. Comprehensive (loss) income includes net income and other comprehensive (loss) income, which is defined as non-owner related transactions in equity. The only other comprehensive (loss) income item for Fidelity is unrealized gains or losses, net of tax, on securities available-for-sale.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The amounts of other comprehensive (loss) income included in equity with the related tax effect and the accumulated other comprehensive (loss) income are reflected in the following schedule (dollars in thousands):

			Accumulated
		Tax	Other
	Gain/(Loss)	(Expense)	Comprehensive
	Before Tax	/Benefit	Income/(Loss)

January 1, 2003			$2,146
Unrealized market adjustments for the period	$(2,832)	$1,150	(1,682)
Less adjustment for net gains included in income	331	(126)	205

December 31, 2003	$(3,163)	$1,276	259

Unrealized market adjustments for the period	$(200)	$76	(124)
Less adjustment for net gains included in income	384	(146)	238

December 31, 2004	$(584)	$222	(103)

Unrealized market adjustments for the period	$(2,179)	$828	(1,351)
Less adjustment for net gains included in income	32	(12)	20

December 31, 2005	$(2,147)	$816	$(1,434)

15.	Fair Value of Financial Instruments
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

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2005		2004

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

	(Dollars in thousands)
Financial Instruments (Assets):
Cash and due from banks	$21,179	$21,179	$24,465	$24,465
Federal funds sold	44,177	44,177	9,274	9,274
Investment securities available-for-sale	124,200	124,200	114,137	114,137
Investment securities held-to-maturity	44,660	43,998	51,913	52,250
Total loans	1,129,777	1,121,298	995,289	989,975

Total financial instruments (assets)	1,363,993	$1,354,852	1,195,078	$1,190,101

Non-financial instruments (assets)	41,710		28,639

Total assets	$1,405,703		$1,223,717

Financial Instruments (Liabilities):
Noninterest-bearing demand deposits	$120,970	$120,970	$116,420	$116,420
Interest-bearing deposits	1,003,043	1,000,488	899,957	900,331

Total deposits	1,124,013	1,121,458	1,016,377	1,016,751
Short-term borrowings	92,488	92,289	52,212	52,137
Subordinated debt	46,908	51,340	36,598	42,423
Other long-term debt	48,000	46,756	34,000	33,701

Total financial instruments (liabilities)	1,311,409	$1,311,843	1,139,187	$1,145,012

Non-financial instruments (liabilities and shareholders’ equity)	94,294		84,530

Total liabilities and shareholders’ equity	$1,405,703		$1,223,717

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
      For off-balance sheet instruments, fair values are based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing for loan commitments and letters of credit. Fees related to these instruments were immaterial at December 31, 2005 and 2004, and the carrying amounts represent a reasonable approximation of their fair values. Loan commitments, letters and lines of credit, and similar obligations typically have variable interest rates and clauses which deny funding if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the foregoing schedule.
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
      Fidelity’s exposure to credit loss, in the event of nonperformance by customers for commitments to extend credit and letters of credit, is represented by the contractual or notional amount of those instruments. Fidelity uses the same credit policies in making commitments and conditional obligations as it does for recorded loans. Loan commitments and other off-balance sheet exposures are evaluated by Credit Review quarterly and reserves are provided for risk as deemed appropriate.
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

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Financial instruments with off-balance sheet risk at December 31, 2005, are summarized as follows (dollars in thousands):
Financial Instruments Whose Contract Amounts Represent Credit Risk:

December 31,
2005

Loan commitments:
Commercial real estate, construction and land development	$158,366
Commercial	67,680
Home equity	48,651
Mortgage loans	3,444
Lines of credit	3,140
Standby letters of credit and bankers acceptances	4,649
Federal funds line	500

Total loan commitments	$286,430

17.	Other Assets, Other Liabilities and Other Operating Expenses
      Other assets and other liabilities at December 31, 2005 and 2004, consisted of the following (dollars in thousands):

	December 31,

	2005	2004

Other Assets
Receivables and prepaids	$2,228	$2,129
Deferred tax assets, net	3,799	3,731
Other	2,788	1,635

Total	$8,815	$7,495

Other Liabilities
Payables and accrued expenses	$1,517	$1,434
Taxes (refundable) payable	(1,252)	966
Other	2,821	457

Total	$3,086	$2,857

      Other expenses for the years ended December 31, 2005, 2004, and 2003, consisted of the following (dollars in thousands):

	Years Ended December 31,

	2005	2004	2003

Other Operating Expenses
ATM, check card fees	$481	$378	$453
Regulatory fees and assessments	263	246	539
Other real estate, repossession and other losses, expenses and write-downs	48	163	250
Other operating expenses	3,664	3,682	3,726

Total	$4,456	$4,469	$4,968

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Condensed Financial Information of Fidelity Southern Corporation (Parent Company Only)
Condensed Balance Sheets

	December 31,

	2005	2004

	(Dollars in thousands)
Assets:
Cash	$9,643	$3,951
Land	419	419
Investment in bank subsidiary	110,799	99,215
Investments in and amounts due from nonbank subsidiaries	1,604	1,138
Subordinated loans to subsidiaries	10,000	10,000
Other assets	2,131	1,586

Total assets	$134,596	$116,309

Liabilities:
Long-term debt	$46,908	$36,598
Other liabilities	949	902

Total liabilities	47,857	37,500
Shareholders’ Equity:
Common stock	44,178	42,725
Treasury stock	(17)	(66)
Accumulated other comprehensive gain (loss), net of tax	(1,434)	(103)
Retained earnings	44,012	36,253

Total shareholders’ equity	86,739	78,809

Total liabilities and shareholders’ equity	$134,596	$116,309

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Statements of Income

	Years Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Interest Income:
Deposits in bank	$297	$42	$30
Subordinated loan to bank	649	465	680
Other interest income	113	91	—

Total interest income	1,059	598	710
Interest Expense — Long-term debt	3,796	3,067	3,357

Net Interest Expense	(2,737)	(2,469)	(2,647)
Noninterest Income:
Lease income	120	120	120
Dividends from subsidiaries	3,880	2,930	3,680
Management fees	495	320	284
Other	—	—	—

Total noninterest income	4,495	3,370	4,084
Noninterest Expense	556	500	484

Income before income taxes and equity in undistributed income of subsidiaries	1,202	401	953
Income tax benefit	1,011	961	1,055

Income before equity in undistributed income of subsidiaries	2,213	1,362	2,008
Equity in undistributed income of subsidiaries, continuing operations	8,113	6,270	1,745
Discontinued operations	—	—	78

Net Income	$10,326	$7,632	$3,831

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Statements of Cash Flows

	Years Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Operating Activities:
Net income	$10,326	$7,632	$3,831
Equity in undistributed income of subsidiaries, continuing operations	(8,113)	(6,269)	(1,745)
Discontinued operations	—	—	(78)
Increase in other assets	(545)	(294)	(371)
Increase (decrease) in other liabilities	46	33	(733)
Other	—	—	443

Net cash flows provided by operating activities	1,714	1,102	1,347
Investing Activities:
Net (increase) decrease in loans to and investment in subsidiaries	(5,267)	(1,108)	146

Net cash flows (used in) provided by investing activities	(5,267)	(1,108)	146
Financing Activities:
Issuance (repayment) of long-term debt	—	1,098	(15,000)
Issuance of subordinated debt	10,310	—	15,464
Issuance of Common Stock	1,502	2,212	181
Dividends paid	(2,567)	(1,799)	(2,216)

Net cash flows provided by (used in) financing activities	9,245	1,511	(1,571)

Net increase (decrease) in cash	5,692	1,505	(78)
Cash, beginning of year	3,951	2,446	2,524

Cash, end of year	$9,643	$3,951	$2,446

Item 9.	Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.
      None

Item 9A.	Controls and Procedures
REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.
      Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
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
Changes in Internal Control over Financial Reporting
      There has been no change in Fidelity’s internal control over financial reporting during the three months ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, Fidelity’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
Fidelity Southern Corporation
      We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Fidelity Southern Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Fidelity Southern Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted account principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Fidelity Southern Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Fidelity Southern Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fidelity Southern Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 10 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, GA
March 10, 2006

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of Registrant
      The information required by Item 10 is incorporated herein by reference to the information that appears under the headings “Information About Nominees for Director,” “Section 16(a) Beneficial Ownership Reporting compliance,” “Compensation of Directors,” “Meetings and Committees of the Board of Directors — Audit Committee,” and “Executive Officers and Compensation,” in the registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders. The Code of Ethics for the Chief Executive Officer, the Chief Financial Officer and the Controller of the registrant is set forth on our website at www.fidelitysouthern.com.

Item 11.	Executive Compensation
      The information required by Item 11 is incorporated herein by reference to the information that appears under the headings “Executive Officers and Compensation,” “Compensation of Directors,” and “Compensation Committee Interlocks and Insider Participation” in the registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The information required by Item 12 is incorporated herein by reference to the information that appears under the heading “Security Ownership of Certain Beneficial Owners and Management” in the registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions
      The information required by Item 13 is incorporated herein by reference to the information that appears under the headings “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” in the registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services
      The information required by Item 14 is incorporated by reference to the information that appears under the heading “Fees Incurred By Fidelity For Ernst & Young” in the Registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
      (a) Documents filed as part of this Report

(1) Financial Statements

(2)	Financial Statement Schedules
All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and the Notes thereto in Item 8 above.

(3)	Exhibits
The exhibits filed herewith or incorporated by reference to exhibits previously filed with the SEC are set forth in Item 15(b)
      (b) Exhibits
      The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K.

Exhibit No.	Name of Exhibit

3(a) and 4(a)	Amended and Restated Articles of Incorporation of Fidelity Southern Corporation (incorporated by reference from Exhibit 3(f) to Fidelity Southern Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003)
3(b)*	By-Laws
10(a)	Fidelity Southern Corporation Defined Contribution Master Plan and Trust Agreement and related Adoption Agreement, as amended (incorporated by reference from Exhibit 10(a) to Fidelity Southern Corporation’s Registration Statement on Form 10, Commission File No. 0-22374)
10(b)#	Amended and Restated Supplemental Deferred Compensation Plan (incorporated by reference from Exhibit 10.7 to Fidelity Southern Corporation’s Form 8-K filed January 25, 2006)
10(c)#	Fidelity Southern Corporation 1997 Stock Option Plan (incorporated by reference from Exhibit A to Fidelity Southern Corporation’s Proxy Statement, dated April 21, 1997, for the 1997 Annual Meeting of Shareholders)
10(d)*#	Employment Agreement among Fidelity, the Bank and James B. Miller, Jr., dated as of January 19, 2006 (attached version corrects error contained in previous version attached as Exhibit 10.2 to Fidelity Southern Corporation’s Form 8-K filed January 25, 2006 and supersedes such previous version)
10(e)#	Employment Agreement among Fidelity, the Bank and H. Palmer Proctor, Jr., dated as of January 19, 2006 (incorporated by reference from Exhibit 10.1 to Fidelity Southern Corporation’s Form 8-K filed January 25, 2006)
10(f)#	Executive Continuity Agreement among Fidelity, the Bank and James B. Miller, Jr., dated as of January 19, 2006 (incorporated by reference from Exhibit 10.3 to Fidelity Southern Corporation’s Form 8-K filed January 25, 2006)
10(g)#	Executive Continuity Agreement among Fidelity, the Bank and H. Palmer Proctor, Jr., dated as of January 19, 2006 (incorporated by reference from Exhibit 10.4 to Fidelity Southern Corporation’s Form 8-K filed January 25, 2006)

Exhibit No.	Name of Exhibit

10(h)#	Executive Continuity Agreement among Fidelity, the Bank and M. Howard Griffith, Jr. dated as of January 19, 2006 (incorporated by reference from Exhibit 10.5 to Fidelity Southern Corporation’s Form 8-K filed January 25, 2006)
10(i)#	Executive Continuity Agreement among Fidelity, the Bank and David Buchanan dated as of January 19, 2006 (incorporated by reference from Exhibit 10.6 to Fidelity Southern Corporation’s Form 8-K filed January 25, 2006)
10(j)*#	Director Compensation Arrangements
10(k)*#	Named Executive Officer Compensation Arrangements
13*	Annual Report to Shareholders
21*	Subsidiaries of Fidelity Southern Corporation
23*	Consent of Ernst & Young LLP
24*	Powers of Attorney
31.1*	Rule 13a-14a/15d-14(a) Certification of Mr. Miller
31.2*	Rule 13a-14a/15d-14(a) Certification of Mr. Griffith
32.1*	Section 1350 Certifications of Mr. Miller
32.2*	Section 1350 Certifications of Mr. Griffith

*	Included as Exhibits to the Report on Form 10-K for 2005 filed with the Commission.

#	Indicates director and management contracts or compensatory plans or arrangements.

(c)	Financial Statement Schedules.
See Item 15 (a) (2) above.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Fidelity Southern Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fidelity Southern Corporation

By:	/s/ James B. Miller, Jr.

James B. Miller, Jr.
Chairman of the Board
March 10, 2006

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Fidelity Southern Corporation and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ James B. Miller, Jr. James B. Miller, Jr.		Chairman of the Board and Director (Principal Executive Officer)	March 10, 2006

/s/ M. Howard Griffith, Jr. M. Howard Griffith, Jr.		Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2006

* David R. Bockel		Director	March 10, 2006

* Edward G. Bowen, M.D.		Director	March 10, 2006

* Kevin S. King		Director	March 10, 2006

* James H. Miller, III		Director	March 10, 2006

/s/ H. Palmer Proctor, Jr. H. Palmer Proctor, Jr.		Director	March 10, 2006

* Robert J. Rutland		Director	March 10, 2006

* W. Clyde Shepherd, III		Director	March 10, 2006

* Rankin M. Smith, Jr.		Director	March 10, 2006

* By:	/s/ M. Howard Griffith, Jr. M. Howard Griffith, Jr., Attorney-in-fact pursuant to power of attorney filed as part of this Form 10-K.