Form 10-Q
period 2006-03-31
FIDELITY SOUTHERN CORP
filed 2006-05-09
CIK 822662

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2006
     Commission File Number: 0-22374
Fidelity Southern Corporation
(Exact name of registrant as specified in its charter)

Georgia	58-1416811

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3490 Piedmont Road, Suite 1550, Atlanta GA	30305

(Address of principal executive offices)	(Zip Code)
(404) 639-6500

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                     Accelerated filer ☑                     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 30, 2006

Common Stock, no par value	9,258,751

FIDELITY SOUTHERN CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1 — CONSOLIDATED FINANCIAL STATEMENTS
FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
(Dollars in thousands)	2006	2005
Assets
Cash and due from banks	$24,842	$20,250
Interest-bearing deposits with banks	1,280	929
Federal funds sold	16,212	44,177
Investment securities available-for-sale (amortized cost of $122,927 and $126,514 at March 31, 2006, and December 31, 2005, respectively)	118,546	124,200
Investment securities held-to-maturity (approximate fair value of $42,477 and $43,998 at March 31, 2006, and December 31, 2005, respectively)	43,693	44,660
Loans held-for-sale	33,122	30,608
Loans	1,137,670	1,099,169
Allowance for loan losses	(12,645)	(12,643)

Loans, net	1,125,025	1,086,526
Premises and equipment, net	14,938	14,068
Accrued interest receivable	6,841	6,736
Bank owned life insurance	24,969	24,734
Other assets	9,852	8,815

Total assets	$1,419,320	$1,405.703

Liabilities
Deposits
Noninterest-bearing demand deposits	$123,596	$120,970
Interest-bearing deposits:
Demand and money market	224,408	224,511
Savings	177,590	176,760
Time deposits, $100,000 and over	235,480	225,162
Other time deposits	393,670	376,610

Total deposits	1,154,744	1,124,013
Federal funds purchased	5,000	15,000
Other short-term borrowings	69,320	77,488
Subordinated debt	46,908	46,908
Other long-term debt	48,000	48,000
Accrued interest payable	4,565	4,469
Other liabilities	3,751	3,086

Total liabilities	1,332,288	1,318,964

Shareholders’ Equity
Common stock, no par value. Authorized 50,000,000; issued 9,257,766 and 9,240,527; outstanding 9,257,476 and 9,237,727 at March 31, 2006, and December 31, 2005, respectively	44,365	44,178
Treasury stock	(2)	(17)
Accumulated other comprehensive loss, net of taxes	(2,716)	(1,434)
Retained earnings	45,385	44,012

Total shareholders’ equity	87,032	86,739

Total liabilities and shareholders’ equity	$1,419,320	$1,405,703

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands except per share data)	2006	2005
Interest income
Loans, including fees	$19,074	$14,530
Investment securities	2,099	1,974
Federal funds sold and bank deposits	86	43

Total interest income	21,259	16,547

Interest expense
Deposits	8,662	5,431
Short-term borrowings	743	379
Subordinated debt	1,053	832
Other long-term debt	483	291

Total interest expense	10,941	6,933

Net interest income	10,318	9,614
Provision for loan losses	675	900

Net interest income after provision for loan losses	9,643	8,714

Noninterest income
Service charges on deposit accounts	973	1,007
Other fees and charges	375	292
Mortgage banking activities	149	332
Brokerage activities	226	205
Indirect lending activities	1,000	1,028
SBA lending activities	367	54
Bank owned life insurance	270	150
Other	194	128

Total noninterest income	3,554	3,196

Noninterest expense
Salaries and employee benefits	5,520	4,690
Furniture and equipment	665	740
Net occupancy	849	857
Communication	380	329
Professional and other services	781	677
Advertising and promotion	449	69
Stationary, printing and supplies	160	146
Insurance	78	132
Other	1,197	859

Total noninterest expense	10,079	8,499

Income before income tax expense	3,118	3,411
Income tax expense	1,007	1,176

Net Income	$2,111	$2,235

Earnings per share:
Basic earnings per share	$.23	$0.24

Diluted earnings per share	$.23	$0.24

Dividends declared per share	$.08	$0.07

Weighted average common shares outstanding-basic	9,248,000	9,152,686

Weighted average common shares outstanding-fully diluted	9,265,352	9,210,296

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Operating Activities
Net income	$2,111	$2,235
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	675	900
Depreciation and amortization of premises and equipment	494	508
Gain on loan sales	(577)	(295)
Net increase in loans held-for-sale	(2,514)	(5,252)
Net increase in accrued interest receivable	(105)	(189)
Net increase (decrease) in accrued interest payable	96	(147)
Net (increase) decrease in other assets	(1,272)	45
Net increase (decrease) in other liabilities	665	(65)
Other	785	684

Net cash flows provided by (used in) operating activities	358	(1,576)

Investing Activities
Purchases of investment securities held-to-maturity	(275)	(1,831)
Maturities of investment securities held-to-maturity	1,241	1,680
Maturities of investment securities available-for-sale	3,587	4,715
Net increase in loans	(80,147)	(84,711)
Purchases of premises and equipment	(1,363)	(210)
Proceeds from sales of loans	41,550	42,189

Net cash flows used in investing activities	(35,407)	(38,168)

Financing Activities
Net increase in demand deposits, money market accounts, and savings accounts	3,353	618
Net increase in time deposits	27,378	10,139
Net (decrease) increase in short-term borrowings	(18,168)	22,768
Net increase in subordinated debt	—	10,310
Dividends paid	(739)	(640)
Proceeds from the issuance of common stock	203	822

Net cash flows provided by financing activities	12,027	44,017

Net (decrease) increase in cash and cash equivalents	(23,022)	4,273

Cash and cash equivalents, beginning of period	65,356	33,739

Cash and cash equivalents, end of period	$42,334	$38,012

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,846	$7,080

Income taxes	$31	$650

Non-cash transfers to other real estate	$—	$167

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2006
Note A — Basis of Presentation
     The accompanying unaudited consolidated financial statements include the accounts of Fidelity Southern Corporation and its wholly owned subsidiaries (collectively “Fidelity”). Fidelity Southern Corporation (“FSC”) owns 100% of Fidelity Bank (the “Bank”), four subsidiaries established to issue trust preferred securities, and LionMark Insurance Company (“LionMark”), an insurance agency which offers a certain credit related insurance product. These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles followed within the financial services industry for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements.
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
     In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. All such adjustments are normal recurring accruals. Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no impact on net income or shareholders’ equity. Fidelity’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, Fidelity follows the same basic accounting policies and considers each interim period as an integral part of an annual period.
     There were no new accounting policies or changes to existing policies adopted in the first three months of 2006, which had a significant effect on the results of operations or statement of financial condition. Effective January 1, 2006, Fidelity adopted Financial Accounting Standards Board Statement No. 123-R (revised 2004), “Share-Based Payment” (“SFAS No. 123-R”) which amends SFAS 123, Accounting for Stock Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Fidelity adopted SFAS No. 123-R using the modified prospective method. The effect on Fidelity’s operations is negligible. See Note E for a more detailed description of Fidelity’s adoption of SFAS No. 123-R.
     Operating results for the three-month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Fidelity’s Annual Report on Form 10-K and its Annual Report to shareholders for the year ended December 31, 2005.

Note B — Shareholders’ Equity
     The Board of Governors of the Federal Reserve (the “FRB”) is the principal regulator of FSC, a bank holding company, and its wholly owned insurance agency, LionMark. The Bank is a state chartered commercial bank subject to Federal and state statutes applicable to banks chartered under the banking laws of the State of Georgia and to banks whose deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank is principally regulated by the Georgia Department of Banking and Finance (the “GDBF”) and the FDIC. At periodic intervals, the GDBF and the FDIC (the Bank’s primary Federal regulator) examine and evaluate the financial condition, operations, and policies and procedures of the Bank as part of their legally prescribed oversight responsibilities.
     The FRB, FDIC, and GDBF have established capital requirements as a function of their oversight of bank holding companies and state chartered banks. Each bank holding company and each bank must maintain certain minimum capital ratios. At March 31, 2006, and December 31, 2005, Fidelity exceeded all capital ratios required by the FRB, FDIC, and GDBF to be considered well capitalized.
Note C– Contingencies
     Fidelity is party to claims and lawsuits arising in the course of normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of March 31, 2006, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on Fidelity’s results of operations or financial condition.
Note D – Comprehensive Income (Loss)
     Fidelity’s comprehensive income (loss) items include net income and other comprehensive gain (loss) related to unrealized gains and losses on investment securities classified as available-for-sale and reclassification adjustments for gains and losses on securities sales and calls included in net income. During the first quarter of 2006 and for the same period of 2005, there were no securities sales or calls. All other comprehensive gain (loss) items are tax effected at a rate of 38%. During the first quarter of 2006 and 2005, other comprehensive loss net of tax benefit was $1.3 million and $1.1 million, respectively. Comprehensive income for the first quarter of 2006 was $829,000 compared to comprehensive income of $1.1 million for the same period in 2005.
Note E – Stock Based Compensation
     As of January 1, 2006, Fidelity adopted SFAS No. 123-R, which establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. This statement requires that the fair value of all share-based payments to employees be recognized in the Consolidated Statements of Income. Fidelity adopted SFAS No. 123-R using the modified prospective method (“modified prospective application”), which requires the recognition of expense over the remaining vesting period for the portion of awards not fully vested as of January 1, 2006. Under modified prospective application, SFAS No. 123-R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Based on the stock-based compensation awards outstanding as of January 1, 2006, the adoption of SFAS No. 123-R will result in an annual pre-tax expense of $52,000 for 2006 and will have a negligible effect on Fidelity’s operations and financial condition. Stock based compensation expense (net of tax) was approximately $8,000 for the quarter ended March 31, 2006. Stock based compensation expense (net of tax) for the same period in 2005, disclosed on a pro forma basis under SFAS No. 123, was approximately $5,000. The effect on earnings per share was insignificant.

     Fidelity’s 1997 Incentive Stock Option Plan has authorized the grant of options to management personnel for up to 500,000 shares of Fidelity’s common stock. All options granted have five to eight year terms and vest and become fully exercisable at the end of four to five years of continued employment.
     Options totaling 22,000 and 87,000 had vested and were exercisable as of March 31, 2006, and 2005, respectively, at a weighted average exercise price of $9.07 and $7.57, respectively.
     At March 31, 2006, there were 55,905 options outstanding at exercise prices ranging from $7.06 to $16.80, with a weighted average exercise price of $12.32. At March 31, 2005, there were 105,000 options outstanding at exercise prices ranging from $7.06 to $10.75, with a weighted average exercise price of $8.12. The weighted average remaining contractual term of the options at March 31, 2006, was 4.10 years.
     There were no options granted during the first quarters of 2006 and 2005. The per share weighted fair value of stock options granted through December 31, 2005, was $4.63 using the Black-Scholes option pricing model. The fair values of the options granted during 2005 were based upon the discounted value of future cash flows of options using the following assumptions:

2005
Risk-free rate	4.03%
Expected life of the options (in years)	5
Expected dividends (as a percent of the fair value of the stock)	1.71%
Volatility	30.33
Note F — Recent Accounting Pronouncements
     In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156 (“SFAS No. 156”), Accounting for Servicing of Financial Assets. This statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires companies to recognize a servicing asset or servicing liability initially at fair value each time they undertake an obligation to service a financial asset by entering into a servicing contract. The statement permits a company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing asset. This statement is effective as of the beginning of a company’s first fiscal year after September 15, 2006. Fidelity is still in the process of analyzing the impact of SFAS No. 156.
     In July 2005, the FASB released an Exposure Draft of a proposed interpretation, “Accounting for Uncertain Tax Positions-an Interpretation of FASB Statement 109” (“Interpretation”). The Interpretation contains proposed guidance on the recognition and measurement of uncertain tax positions. Any initial de-recognition amounts will be reported as a cumulative effect of a change in accounting principle. In October 2005, the effective date of the Exposure Draft was delayed and in January 2006, the FASB staff concluded it will be effective as of the beginning of the first annual period beginning after December 15, 2006, although early adoption is permitted for 2006 if adopted at the beginning of the first fiscal quarter and before first quarter financial statements are issued. A final Interpretation is expected to be issued during 2006. Fidelity will evaluate the potential impact of the Interpretation on its consolidated financial statements once a final Interpretation is issued.
     SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No.3” (“SFAS No. 154”). SFAS No. 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Under SFAS No. 154, retrospective application requires (i) the cumulative effect of the change to the new accounting principle on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, (ii) an offsetting adjustment, if any, to be made to the opening balance of retained earnings (or other appropriate components of equity) for that period, and (iii) financial statements for each individual prior period presented to be adjusted to reflect the direct period specific effects of applying the new accounting principle. Special retroactive application rules apply in situations where it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change in accounting principle are required to be reported in the period in which the accounting change is made. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of SFAS N. 154 on January 1, 2006 did not have an impact on Fidelity’s financial statements.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Critical Accounting Policies
     The accounting and reporting policies of Fidelity are in accordance with U.S. generally accepted accounting principles and conform to general practices within the banking industry. Fidelity’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Assumptions applied in the application of these policies, or results or conditions significantly different from those applied could result in material changes in Fidelity’s consolidated financial position and/or consolidated results of operations. The more critical accounting and reporting policies include those related to the allowance for loan losses, loan related revenue, servicing rights, other real estate owned and income taxes. Fidelity’s accounting policies are fundamental to understanding its consolidated financial position and consolidated results of operations. Significant accounting policies have been periodically discussed with and reviewed and approved by the Audit Committee of the Board of Directors.
     Fidelity’s critical accounting policies, those that are highly dependent on estimates, assumptions and judgment, are substantially unchanged from the descriptions included in the notes to consolidated financial statements in Fidelity’s Annual Report on Form 10-K for the year ended December 31, 2005.
     The following analysis reviews important factors affecting Fidelity’s financial condition at March 31, 2006, compared to December 31, 2005, and compares the results of operations for the three-month periods ended March 31, 2006 and 2005. These comments should be read in conjunction with Fidelity’s consolidated financial statements and accompanying notes appearing in this report and the “Risk Factors” set forth in Fidelity’s Annual Report on Form 10-K for the year ended December 31, 2005.
Assets
     Total assets were $1,419 million at March 31, 2006, compared to $1,406 million at December 31, 2005, an increase of $13 million, or .97%. Loans increased $39 million or 3.5% to $1,138 million and loans held-for-sale increased $3 million or 8.2% to $33 million at March 31, 2006. The 3.6% increase in total loans to $1,171 million was a result of the growth in commercial loans of $8 million or 7.8% to $105 million, the growth in mortgage loans, including mortgage loans held-for-sale, of $22 million or 9.1% to $263 million, and the growth in construction loans of $7 million or 3.1% to $213 million. The growth in loans reflects Fidelity’s strategic focus on and commitment to grow the core loan portfolio significantly while also increasing the profitable origination and sale of indirect automobile loans, Small Business Administration (“SBA”) loans and residential mortgage loans. Commercial real estate mortgage loans, a component of real estate mortgage loans, grew 12.5% to $121 million during the first quarter of 2006. As a result of Fidelity’s initiative to expand the SBA Department during the second half of 2005, SBA loans including SBA loans held-for-sale totaled $17 million at March 31, 2006, compared to $5 million at December 31, 2005.
     The following schedule summarizes Fidelity’s total loans at March 31, 2006, and December 31, 2005 (dollars in thousands):

	March 31,	December 31,
	2006	2005
Total Loans:
Commercial, financial and agricultural	$104,770	$97,227
Real estate – construction	213,341	206,864
Real estate – mortgage	261,105	239,884
Consumer installment	558,454	555,194

Loans	1,137,670	1,099,169
Loans held-for-sale:
Residential mortgage loans	1,698	1,045
Indirect automobile loans	22,000	26,000
Commercial SBA loans	9,424	3,563

Total loans held-for-sale	33,122	30,608

Total loans	$1,170,792	$1,129,777

Asset Quality
     The following schedule summarizes Fidelity’s asset quality position at March 31, 2006, and December 31, 2005 (dollars in thousands):

	March 31,		December 31,
	2006		2005
Nonperforming assets:
Nonaccrual loans	$1,983		$1,993
Repossessions	1,153		819
Other real estate	—		—

Total nonperforming assets	$3,136		$2,812

Loans 90 days past due and still accruing	$—		$—

Allowance for loan losses	$12,645		$12,643

Ratio of loans past due and still accruing to loans	—%		—%

Ratio of nonperforming assets to total loans and repossessions	.27%		.25%

Allowance to period-end loans	1.11%		1.15%

Allowance to nonaccrual loans and repossessions (coverage ratio)	4.03	x	4.50	x

     Management is not aware of any potential problem loans other than those disclosed in the table above, which includes all loans recommended for classification by regulators, as well as certain loans for which specific allocations of the allowance for loan losses have been provided, which would have a material adverse impact on asset quality. Asset quality remains strong, although there was a modest increase in total nonperforming assets in the above schedule due to an increase in repossessions at March 31, 2006, compared to December 31, 2005, and a modest increase in consumer installment loan net charge-offs as reflected in the “Provision for Loan Losses.” (For additional information, see “Provision for Loan Losses.”)
     Investment securities declined $7 million or 3.9% to $162 million at March 31, 2006, compared to December 31, 2005. This decline was due to regular principal payments on mortgage backed securities, along with no purchases of securities other than Federal Home Loan Bank (“FHLB”) stock to support borrowings, which purchases were more than offset by the decline in the fair value of the available-for-sale portfolio due to rising interest rates.
Deposits
     Total deposits at March 31, 2006, were $1,155 million compared to $1,124 million at December 31, 2005, a $31 million or 2.7% increase. Interest-bearing demand and money market accounts at $224 million were virtually unchanged from December 31, 2005. Savings deposits increased $830,000 or .5% to $178 million. Time deposits $100,000 and over and other time deposits at March 31, 2006, totaled $629 million compared to $602 million at December 31, 2005, an increase of $27 million or 4.5%. Noninterest-bearing demand deposits increased $3 million or 2.2% to $124 million. The increase in time deposits was in large measure due to an advertised premium yield program to help provide funding for loan growth.
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
Short-term Borrowings
     Federal funds purchased decreased $10 million or 66.7% to $5 million at March 31, 2006, compared to December 31, 2005.
     Other short-term borrowings totaled $69 million at March 31, 2006, a decline of $8 million or 10.5% compared to other short-term borrowings at December 31, 2005. Other short-term borrowings at March 31, 2006, consisted of $28 million in FHLB overnight borrowings, $30 million in overnight repurchase agreements primarily with commercial transaction account customers, and $11 million of long-term collateralized debt maturing during 2006 and reclassified as short-term debt. (See “Other Long-Term Debt.”)
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

     The following schedule summarizes Fidelity’s subordinated debt at March 31, 2006 (dollars in thousands):

			Subordinated
Trust			Debt(2)
Preferred	Issued(1)	Par	March 31, 2006	Interest Rate
FNCCTI	March 8, 2000	$10,500	$10,825	Fixed @ 10.875%
FidNCTI	July 19, 2000	10,000	10,309	Fixed @ 11.045%
FSSTI	June 26, 2003	15,000	15,464	Variable @ 8.060%(3)
FSSTII	March 17, 2005	10,000	10,310	Variable @ 6.810%(4)

		$45,500	$46,908

1.	Each trust preferred security has a final maturity thirty years from the date of issuance.

2.	Includes investments in the common stock of these entities.

3.	Reprices quarterly at a rate 310 basis points over three month LIBOR.

4.	Reprices quarterly at a rate 189 basis points over three month LIBOR.
Other Long-Term Debt
     In November and December of 2003, a total of approximately $70 million in fixed rate Agency mortgage backed securities was purchased, funded in part with $45 million in laddered two year through five year maturity long-term fixed rate borrowings utilizing a portion of the securities purchased as collateral for the debt. The laddered fixed rate collateralized borrowings totaled $11 million in each of two year, three year and four year maturities and totaled $12 million in five year maturities. The $11 million of two year obligations matured and were repaid during 2005, while the $11 million of three year obligations are included in other short-term borrowings. (See “Short-term Borrowings.”)
Liquidity and Capital Resources
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
     Sources of liquidity include cash and cash equivalents, net of Federal requirements to maintain reserves against deposit liabilities; investment securities eligible for sale or pledging to secure borrowings from dealers and customers pursuant to securities sold under agreements to repurchase (“repurchase agreements”); loan repayments; loan sales; deposits and certain interest-sensitive deposits, including brokered deposits; a collateralized line of credit at the Federal Reserve Bank of Atlanta Discount Window; a collateralized line of credit with the FHLB; and borrowings under both unsecured and secured overnight Federal funds lines available from correspondent banks. In addition to interest rate-sensitive deposits, the Bank’s principal demand for liquidity is anticipated fundings under credit commitments to customers.

     Management seeks to maintain a stable net liquidity position while optimizing operating results. Key management meets regularly to review Fidelity’s current and projected net liquidity position and to review actions taken by management to achieve this liquidity objective.
     As of March 31, 2006, Fidelity had unused sources of liquidity in the form of unused unsecured Federal funds lines totaling $57 million, unpledged securities with a market value of $23 million, brokered deposits available through investment banking firms and significant additional FHLB and FRB lines of credit, subject to available qualifying collateral.
Shareholders’ Equity
     Shareholders’ equity was $87 million at March 31, 2006, and December 31, 2005, respectively. Shareholders’ equity as a percent of total assets was 6.1% at March 31, 2006, compared to 6.2 % at December 31, 2005. Realized equity at March 31, 2006, and December 31, 2005, was $90 million and $88 million, respectively, or 6.3% of total assets at both dates. Realized equity is a non-GAAP measure which is calculated by subtracting accumulated other comprehensive gain from or adding accumulated other comprehensive loss to total shareholders’ equity at the end of the period. To calculate realized equity for March 31, 2006, and December 31, 2005, accumulated other comprehensive loss, net of taxes, of $2.7 million and $1.4 million, respectively, was added to total shareholders’ equity for the corresponding period-end. Fidelity’s management believes that presentation of realized equity provides useful information to investors regarding Fidelity’s financial condition because the accumulated other comprehensive loss, net of taxes, for both period-ends relates solely to unrealized losses on investment securities available-for-sale, which investment securities Fidelity has the intent and ability to hold and for which no permanent impairment is indicated. At March 31, 2006, and December 31, 2005, Fidelity exceeded all capital ratios required by the FRB to be considered well capitalized, as reflected in the following schedule:

	FRB		Fidelity Ratios
	Adequately	Well	March 31,	December 31,
Capital Ratios:	Capitalized	Capitalized	2006	2005
Leverage	3.00%	5.00%	8.58%	8.64%
Risk-Based Capital
Tier I	4.00	6.00	9.48	9.60
Total	8.00	10.00	11.74	11.97
     The table below sets forth the capital requirements for the Bank under FDIC regulations as well as the Bank’s capital ratios at March 31, 2006 and December 31, 2005, respectively:

	FDIC Regulations		Bank Ratios
	Adequately	Well	March 31,	December 31,
Capital Ratios:	Capitalized	Capitalized	2006	2005
Leverage	4.00%	5.00%	8.18%	8.26%
Risk-Based Capital
Tier I	4.00	6.00	9.03	9.17
Total	8.00	10.00	10.84	11.04
     During the three month period ended March 31, 2006, Fidelity declared and paid dividends on its common stock of $.08 per share totaling approximately $739,000.
     For additional information see Note B of the Notes to Consolidated Financial Statements.

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
     Fidelity has historically been asset sensitive to six months; however, it has been slightly liability sensitive from six months to one year, mitigating in part the potential negative impact on net interest income and net income over a full year from a sudden and sustained decrease in interest rates. Likewise, historically the potential positive impact on net interest income and net income of a sudden and sustained increase in interest rates has been reduced over a one-year period as a result of Fidelity’s liability sensitivity in the six month to one-year time frame. The gap analysis at March 31, 2006, reflects an asset sensitivity to six months and a liability sensitivity from six months to one year. The asset sensitivity to six months decreased somewhat from December 31, 2005, as the volume of time deposit maturities are significantly greater than typical during the second quarter of 2006. This slight decline in asset sensitivity to six months was not considered by management to be significant. (See “Interest Rate Sensitivity.”)
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
     The interest rate sensitivity structure within Fidelity’s balance sheet at March 31, 2006, indicated a slight cumulative net interest sensitivity liability gap of 3.29% when projecting out one year. In the near term, defined as 90 days, Fidelity had a cumulative net interest sensitivity asset gap of 5.20% at March 31, 2006. When projecting forward six months, Fidelity had a net interest sensitivity asset gap of 2.51%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. Fidelity’s policy states that the cumulative gap at six months and one year should generally not exceed 15% and 10%, respectively. Fidelity was well within established tolerances at March 31, 2006. Fidelity’s interest rate shock analysis is generally considered to be a better indicator of interest rate risk. (See “Market Risk.”)
     The most current interest rate shock analysis indicated that a decrease of 200 basis points in market rates of interest would negatively impact net interest income and net income by significantly less than policy parameters of 5% and 15%, respectively, while an increase of 200 basis points in market rates of interest would have a modestly positive effect on both. (See “Market Risk.”)
Earnings
     Net income for the first quarter of 2006 was $2.1 million compared to $2.2 million for the first quarter of 2005, a decrease of 5.6%. The decrease in net income for the first quarter of 2006, when compared to the same period in 2005, was primarily due to planned advertising and promotion expenses associated with Fidelity’s transaction deposit acquisition program which began in January and increases in salaries and employee benefits expenses, both primarily driven by Fidelity’s Strategic Plan, which includes accelerating Fidelity’s focus on strengthening its sales culture to increase both quality loan production and transaction deposit growth. Basic and diluted earnings per share for the periods were $.23 and $.24, respectively.

Net Interest Income
     Net interest income for the first quarter of 2006 was $10.3 million compared to $9.6 million for the same period in 2005, an increase of $704,000 or 7.3%. The average balance of interest-earning assets increased a significant $145 million or 12.2% to $1.3 billion for the three months ended March 31, 2006, when compared to the same period in 2005. The yield on interest-earning assets for the first quarter of 2006 was 6.49%, an increase of 82 basis points when compared to the yield on interest-earning assets for the same period in 2005. The average balance of total loans outstanding for the first quarter of 2006 increased $142 million or 14.0% to $1.2 billion when compared to the same period in 2005. The yield on average loans outstanding for the period increased 89 basis points to 6.70% when compared to the same period in 2005 as a result of increases in market rates of interest, resulting in increases in the yields on variable rate loans and the origination of relatively higher-yielding loans. These increases in yield are in large part directly attributable to continued actions by the Federal Reserve which have resulted in fifteen increases in the prime rate totaling 3.75% since June 2004.
     The average balance of investment securities for the first quarter of 2006 increased $3 million or 1.5% to $167 million when compared to the same period in 2005 primarily as a result of purchases of investment securities during late 2005 with the cash flow from repayments and prepayments on pass-through mortgage backed securities. The yield on average investment securities outstanding increased 15 basis points to 4.97% for the quarter ended March 31, 2006, when compared to the same period in 2005. There have been no purchases of investment securities other than required purchases of FHLB stock during the first quarter of 2006 resulting from strong loan growth and the expectation of additional interest rate increases.
     The average balance of interest-bearing liabilities increased $146 million or 14.1% to $1.2 billion during the first quarter of 2006 and the rate on this average balance increased 104 basis points to 3.76% when compared to the same period in 2005. The 104 basis point increase in the cost of interest-bearing liabilities was greater than the 82 basis point increase in the yield on interest-earning assets, resulting in a 15 basis point decrease in the net interest margin to 3.15%. The decrease in the net interest margin during the first quarter of 2006 compared to the net interest margin for the same quarter of 2005 was primarily due to continuing increases in market rates of interest, resulting in higher rates paid on competing financial instruments, including those of other financial institutions, thus requiring increasing interest costs to retain deposits and acquire additional deposits to fund significant loan growth.
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
     The commercial, commercial real estate and real estate construction loan portfolios are evaluated separately. Within this group, every nonperforming loan 90 days or more past due and with outstanding balances exceeding $50,000 and certain other performing loans deemed to have greater than normal risk characteristics as determined by management and the Credit Review Department are reviewed for a specific allocation. The allowance is allocated within the commercial and construction portfolios based on a combination of historical loss rates, adjusted for those elements previously discussed, and regulatory guidelines.
     In determining the appropriate level for the allowance, management ensures that the overall allowance appropriately reflects a margin for the imprecision inherent in most estimates of expected credit losses. This additional allowance, if any, is reflected in the overall allowance.
     Management believes the allowance for loan losses is adequate to provide for inherent loan losses in its portfolio. The provision for loan losses for the first quarter of 2006 was $675,000 compared to $900,000 for the same period in 2005. The decrease in the provision in the first quarter of 2006 was primarily due to continuing strong loan quality over the past several years as reflected in low balances in nonperforming assets and delinquencies and the change in the loan mix as a result of the growth in real estate construction and other loan balances with historically higher relative credit quality attributes. (For additional information, see “Asset Quality”.) The ratio of net charge-offs to average loans on an annualized basis for the three months ended March 31, 2006, increased to .24% compared to .21% for the same period in 2005. The ratio of net charge-offs to average loans for 2005 was .23%. The allowance for loan losses as a percentage of loans at March 31, 2006, was 1.11% compared to 1.15% and 1.25% at December 31, 2005 and March 31, 2005, respectively. The following schedule summarizes changes in the allowance for loan losses for the periods indicated (dollars in thousands):

	Three Months Ended		Year Ended
	March 31,		December 31,
	2006	2005	2005
Balance at beginning of period	$12,643	$12,174	$12,174
Charge-offs:
Commercial, financial and agricultural	—	—	385
SBA	76	—	—
Real estate-construction	—	—	—
Real estate-mortgage	—	3	160
Consumer installment	938	703	2,890

Total charge-offs	1,014	706	3,435

Recoveries:
Commercial, financial and agricultural	36	37	284
SBA	111	—	—
Real estate-construction	—	—	—
Real estate-mortgage	2	6	41
Consumer installment	192	147	679

Total recoveries	341	190	1,004

Net charge-offs	673	516	2,431
Provision for loan losses	675	900	2,900

Balance at end of period	12,645	$12,558	$12,643

Ratio of net charge-offs to average loans	.24%	.21%	.23%

Allowance for loan losses as a percentage of loans at end of period	1.11%	1.25%	1.15%

     Consumer installment loan net charge-offs in the first quarter of 2006 of $746,000 were $190,000 greater than the same period in 2005, in part due to significant growth in outstanding balances, as overall loan quality remained strong and delinquencies remained low. Consumer loan charge-offs represented 92.5% of total charge-offs for the period ended March 31, 2006.
Noninterest Income
     Noninterest income for the first quarter of 2006 was $3.6 million compared to $3.2 million for the same period in 2005, an increase of $358,000 or 11.2%. The increase in noninterest income in the first quarter of 2006 compared to the same period in 2005 was primarily due to a significant increase in revenues from SBA lending activities as Fidelity expanded that business in late 2005.
     Income from SBA lending activities for the first quarter of 2006 increased $313,000 or 579.6% to $367,000 when compared to the same period in 2005. The increase was due to increased production and loan sales activity in 2006 as the SBA team hired during August 2005 provided several sales with significant gains during the first quarter of 2006. The increases in revenues from other fees and charges, brokerage activities, corporate owned life insurance, and other noninterest income were partially offset by decreases in revenues from service charges on deposit accounts, mortgage banking activities and indirect lending activities during the first quarter of 2006 when compared to the same period of 2005.
     Revenue from other fees and charges increased $83,000 or 28.4% to $375,000 for the first quarter of 2006 when compared to the same periods in 2005 due primarily to increases in debit card transaction revenue and fees based on increased volume and increases in fees from branded credit cards issued through a credit card issuer affiliation.

     Revenue from mortgage banking activities for the first quarter of 2006 decreased $183,000 or 55.2% to $149,000 compared to the same period in 2005 due to reduced production volume and lower gains on sales of originated residential mortgage loans.
     Revenue from indirect lending activities, which includes both net gains from the sale of indirect automobile loans and servicing and ancillary loan fees on loans sold, declined slightly for the first quarter of 2006 compared to the same period of 2005. The slight decrease in revenue for the three months ended March 31, 2006, was due primarily to rising interest rates negatively impacting both the volume of and gains on indirect automobile loan sales, largely offset by increased servicing and ancillary fees. Indirect automobile loans serviced for others totaled $254 million at March 31, 2006, and $246 million at March 31, 2005, an increase of $8 million or 3.3%. There were sales of $34 million of indirect automobile loans in the first quarter of 2006 compared to sales of $41 million for the same period in 2005. Income from indirect automobile lending activities is heavily driven by current loan production and will vary with significant changes in automobile sales in Fidelity’s markets, which are predominately Georgia and Florida and, to an increasing extent, Tennessee.
     Revenue from bank owned life insurance increased $120,000 or 80.0% to $270,000 in the first quarter of 2006 compared to the same period in 2005 primarily due to the purchase of $10 million in bank owned life insurance in the second quarter of 2005.
     There were no sales or calls of investment securities during the first three months of 2006 or 2005.
     Other operating income increased $66,000 or 51.6% to $194,000 in the first quarter of 2006 when compared to the same period in 2005. The increase was due primarily to greater revenue from Fidelity’s check and money order processor under a revenue sharing agreement and revenue from insurance commissions.
Noninterest Expense
     Noninterest expense was $10.1 million for the quarter ended March 31, 2006, compared to $8.5 million for the same period in 2005. Increases in first quarter 2006 expenses compared to first quarter 2005 expenses primarily related to salaries and employee benefit expenses, advertising and promotion expenses and other operating expenses, offset in part by decreases in furniture and equipment expenses and other insurance expenses.
     Salaries and employee benefits expenses increased 17.7% or $830,000 to $5.5 million in the first quarter of 2006 compared to the same period in 2005. The increase was primarily attributable to the significant expansion of the SBA Department and the addition of branch administration personnel, proven indirect automobile lenders and proven commercial lenders, resulting in an increase of 23 full-time equivalent employees for a total of 356 full-time equivalent employees at March 31, 2006, compared to 333 full-time equivalent employees at March 31, 2005.
     Advertising and promotion expenses increased $380,000 to $449,000 in the first quarter of 2006 compared to the same period of 2005 as Fidelity initiated a deposit acquisition program designed primarily to significantly increase both personal and business interest-bearing and noninterest-bearing transaction accounts and balances, with a significant portion of these program costs incurred in the first quarter of 2006.
     Professional and other services increased $104,000 or 15.4% to $781,000 for the first quarter of 2006 compared to the same period in 2005. The increases were primarily due to increased internal audit and accounting fees and charges related to Sarbanes-Oxley requirements for internal controls over financial reporting, increased legal fees and an increase in contract computer programmer fees.

     Other insurance expenses, including all insurance other than that related to employees, which is classified as benefits expense, decreased $54,000 or 41.0% to $78,000 in the first quarter of 2006 compared to the same period of 2005. The competitive rate on the insurance renewal period beginning May 1, 2005, resulted in significantly lower insurance rates for the second year in a row. These lower rates will continue for the next two years as Fidelity entered into a fixed cost three-year agreement on its major insurance policies in 2005.
     Other operating expenses increased $338,000 or 39.3% to $1.2 million in the first quarter of 2006 when compared to the same period in 2005. The higher expenses for the first quarter of 2006 were primarily due to increases in bank security expenses, business development expenses, fraud and other losses, and to a lesser extent in numerous miscellaneous other operating expenses.
Provision for Income Taxes
     The provision for income taxes for the first quarter of 2006 was $1.0 million compared to $1.2 million for the same period in 2005. The decrease was primarily due to changes in taxable income. The effective tax rate for the first three months of 2006 was 32.3% compared to 34.5% for the same period in 2005. The lower effective tax rate in the first quarter of 2006 when compared to the same period in 2005 is attributable in part to increased average balances in and yields on tax-exempt loans and increased earnings based on increased average balances in tax-exempt bank owned life insurance.
Forward-Looking Statements
     These discussions and analyses contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements relating to present or future trends or factors generally affecting the banking industry and specifically affecting Fidelity’s operations, markets and products. Without limiting the foregoing, the words “believes,” “expects,” “anticipates,” “estimates,” “projects” and “intends” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those projected for many reasons, including without limitation, changing events and trends that have influenced Fidelity’s assumptions. These trends and events include (i) changes in the interest rate environment which may reduce margins, (ii) non-achievement of expected growth, (iii) less favorable than anticipated changes in the national and local business environment and securities markets, (iv) adverse changes in the regulatory requirements affecting Fidelity, (v) greater competitive pressures among financial institutions in Fidelity’s market, (vi) changes in fiscal, monetary, regulatory and tax policies, (vii) changes in political, legislative and economic conditions, (viii) inflation, (ix) greater loan losses than historic levels, and (x) failure to achieve the revenue increases expected to result from Fidelity’s recent investments in its transaction deposit and lending businesses. Investors are encouraged to read the related section in Fidelity Southern Corporation’s 2005 Annual Report to Shareholders and the 2005 Annual Report on Form 10-K, including the “Risk Factors” set forth therein. Additional information and other factors that could affect future financial results are included in Fidelity’s filings with the Securities and Exchange Commission.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     See Item 2 “Market Risk” and “Interest Rate Sensitivity” for quantitative and qualitative discussion about our market risk.

ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, Fidelity carried out an evaluation, with the participation of Fidelity’s management, including Fidelity’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Fidelity’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Fidelity’s Chief Executive Officer and Chief Financial Officer concluded that Fidelity’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     There has been no change in Fidelity’s internal control over financial reporting during the three months ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, Fidelity’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Fidelity is a party to claims and lawsuits arising in the course of normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of March 31, 2006, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on Fidelity’s results of operations or financial condition.
ITEM 1A. RISK FACTORS
     While Fidelity attempts to identify, manage, and mitigate risks and uncertainties associated with its business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of Fidelity’s Annual Report on Form 10-K for the year ended December 31, 2005, describes some of the risks and uncertainties associated with its business. These risks and uncertainties have the potential to materially affect Fidelity’s cash flows, results of operations, and financial condition. Fidelity does not believe that there have been any material changes to the risk factors previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were two matters submitted to a vote of security holders at Fidelity’s annual meeting of shareholders held on April 27, 2006.
     Proposal one was the election of nine directors to serve until the next annual meeting of shareholders or until their successors are elected and qualified. There were 9,257,034 shares of Common Stock of Fidelity eligible to be voted at the Annual Meeting and 7,500,963 shares were represented at the meeting by the holders thereof, which constituted a quorum. The number of votes for the election of the directors was as follows:

Director	Votes Cast For	Votes Withheld
James B. Miller, Jr.	7,383,330	117,633
David B. Bockel	7,326,079	174,884
Edward G. Bowen, M.D.	7,336,284	164,679
Kevin S. King	7,337,284	163,679
James H. Miller III	7,335,484	165,479
H. Palmer Proctor, Jr.	7,382,830	118,133
Robert J. Rutland	7,337,284	163,679
W. Clyde Shepherd III	7,369,944	131,019
Rankin M. Smith, Jr.	7,187,314	313,649
     On proposal two, the shareholders voted to approve the Fidelity Southern Corporation Equity Incentive Plan. There were 7,500,963 shares of common stock represented to be voted at the annual meeting, of which 4,861,864 or 64.82% voted for adoption of the plan. The balance of the voting consisted of 1,153,509 votes against adoption, 1,460,746 broker non-votes, and 24,844 abstentions.
ITEM 5. OTHER INFORMATION
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

FIDELITY SOUTHERN CORPORATION
(Registrant)

Date: May 5, 2006	BY:	/s/ James B. Miller, Jr. James B. Miller, Jr.
Chief Executive Officer

Date: May 5, 2006	BY:	/s/ M. Howard Griffith, Jr. M. Howard Griffith, Jr.
Chief Financial Officer