Form 10-Q
period 2006-06-30
FIDELITY SOUTHERN CORP
filed 2006-08-08
CIK 822662

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2006
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 31, 2006
Common Stock, no par value	9,273,337

FIDELITY SOUTHERN CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1 — CONSOLIDATED FINANCIAL STATEMENTS
FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
(Dollars in thousands)	2006	2005
Assets
Cash and due from banks	$18,443	$20,250
Interest-bearing deposits with banks	2,906	929
Federal funds sold	19,733	44,177
Investment securities available-for-sale (amortized cost of $118,994 and $126,514 at June 30, 2006, and December 31, 2005, respectively)	112,883	124,200
Investment securities held-to-maturity (approximate fair value of $39,306 and $43,998 at June 30, 2006, and December 31, 2005, respectively)	41,020	44,660
Loans held-for-sale	41,010	30,608
Loans	1,207,165	1,099,169
Allowance for loan losses	(12,807)	(12,643)

Loans, net	1,194,358	1,086,526
Premises and equipment, net	15,433	14,068
Other real estate	264	—
Accrued interest receivable	7,411	6,736
Bank owned life insurance	25,203	24,734
Other assets	11,671	8,815

Total assets	$1,490,335	$1,405,703

Liabilities
Deposits
Noninterest-bearing demand deposits	$124,696	$120,970
Interest-bearing deposits:
Demand and money market	273,489	224,511
Savings	173,946	176,760
Time deposits, $100,000 and over	234,697	225,162
Other time deposits	447,811	376,610

Total deposits	1,254,639	1,124,013
Federal funds purchased	15,000	15,000
Other short-term borrowings	30,451	77,488
Subordinated debt	46,908	46,908
Other long-term debt	48,000	48,000
Accrued interest payable	5,227	4,469
Other liabilities	2,143	3,086

Total liabilities	1,402,368	1,318,964

Shareholders’ Equity
Common stock, no par value. Authorized 50,000,000; issued 9,272,426 and 9,240,527; outstanding 9,272,426 and 9,237,727 at June 30, 2006, and December 31, 2005, respectively	44,535	44,178
Treasury stock	—	(17)
Accumulated other comprehensive loss, net of taxes	(3,788)	(1,434)
Retained earnings	47,220	44,012

Total shareholders’ equity	87,967	86,739

Total liabilities and shareholders’ equity	$1,490,335	$1,405,703

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(Dollars in thousands except per share data)	2006	2005	2006	2005
Interest income
Loans, including fees	$40,186	$30,618	$21,112	$16,088
Investment securities	4,143	3,857	2,044	1,883
Federal funds sold and bank deposits	191	131	105	89

Total interest income	44,520	34,606	23,261	18,060

Interest expense
Deposits	18,804	12,113	10,142	6,683
Short-term borrowings	1,715	770	972	391
Subordinated debt	2,140	1,795	1,087	963
Other long-term debt	971	585	488	294

Total interest expense	23,630	15,263	12,689	8,331

Net interest income	20,890	19,343	10,572	9,729
Provision for loan losses	1,200	1,800	525	900

Net interest income after provision for loan losses	19,690	17,543	10,047	8,829

Noninterest income
Service charges on deposit accounts	1,975	2,058	1,002	1,051
Other fees and charges	774	610	399	318
Mortgage banking activities	372	742	223	410
Brokerage activities	439	474	213	269
Indirect lending activities	2,039	1,832	1,039	804
SBA lending activities	774	155	407	101
Bank owned life insurance	542	359	272	209
Securities gains, net	—	32	—	32
Other	384	501	190	373

Total noninterest income	7,299	6,763	3,745	3,567

Noninterest expense
Salaries and employee benefits	11,032	9,288	5,512	4,599
Furniture and equipment	1,305	1,374	640	634
Net occupancy	1,720	1,649	871	792
Communication	768	677	388	348
Professional and other services	1,509	1,392	728	715
Advertising and promotion	825	143	376	74
Stationary, printing and supplies	376	301	216	155
Insurance	152	228	74	96
Other	2,474	1,925	1,277	1,065

Total noninterest expense	20,161	16,977	10,082	8,478

Income before income tax expense	6,828	7,329	3,710	3,918
Income tax expense	2,141	2,535	1,134	1,359

Net Income	$4,687	$4,794	$2,576	$2,559

Earnings per share:
Basic earnings per share	$.51	$.52	$.28	$.28

Diluted earnings per share	$.51	$.52	$.28	$.28

Dividends declared per share	$.16	$.14	$.08	$.07

Weighted average common shares outstanding-basic	9,257,001	9,161,819	9,265,902	9,170,852

Weighted average common shares outstanding-fully diluted	9,271,204	9,216,254	9,276,992	9,222,148

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(Dollars in thousands)	2006	2005
Operating Activities
Net income	$4,687	$4,794
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	1,200	1,800
Depreciation and amortization of premises and equipment	964	967
Securities gains, net	—	(32)
Gain on loan sales	(1,048)	(390)
Proceeds from sales of other real estate	—	372
Gain on sales of other real estate	—	(30)
Net increase in loans held-for-sale	(10,402)	(6,199)
Net increase in accrued interest receivable	(675)	(317)
Net increase in accrued interest payable	758	874
Net increase in other assets	(3,325)	(519)
Net (decrease) increase in other liabilities	(943)	75
Other	1,444	(101)

Net cash flows (used in) provided by operating activities	(7,340)	1,294

Investing Activities
Purchases of investment securities held-to-maturity	—	(2,146)
Maturities of investment securities held-to-maturity	3,640	3,600
Sales of investment securities available-for-sale	—	1,592
Maturities of investment securities available-for-sale	7,520	10,198
Purchases of bank owned life insurance	—	(10,000)
Net increase in loans	(193,265)	(162,602)
Purchases of premises and equipment	(2,329)	(1,214)
Proceeds from sales of loans	85,016	64,834

Net cash flows used in investing activities	(99,418)	(95,738)

Financing Activities
Net increase in demand deposits, money market accounts, and savings accounts	49,890	10,901
Net increase in time deposits	80,736	62,420
Net (decrease) increase in short-term borrowings	(47,036)	35,175
Net increase in long-term borrowings	—	10,310
Dividends paid	(1,480)	(1,282)
Proceeds from the issuance of common stock	374	888

Net cash flows provided by financing activities	82,484	118,412

Net (decrease) increase in cash and cash equivalents	(24,274)	23,968

Cash and cash equivalents, beginning of period	65,356	33,739

Cash and cash equivalents, end of period	$41,082	$57,707

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$22,872	$14,390

Income taxes	$2,066	$3,402

Non-cash transfers to other real estate	$264	$167

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2006
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
     There were no new accounting policies or changes to existing policies adopted in the first half of 2006 which had a significant effect on the results of operations or statement of financial condition. Effective January 1, 2006, Fidelity adopted Financial Accounting Standards Board Statement No. 123(R) (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) which amends SFAS 123, “Accounting for Stock Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Fidelity adopted SFAS No. 123(R) using the modified prospective method. The effect on Fidelity’s operations is negligible. See Note E for a more detailed description of Fidelity’s adoption of SFAS No. 123(R).
     Operating results for the three and six month periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Fidelity’s Annual Report on Form 10-K and its Annual Report to shareholders for the year ended December 31, 2005.

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
     The FRB, FDIC, and GDBF have established capital requirements as a function of their oversight of bank holding companies and state chartered banks. Each bank holding company and each bank must maintain certain minimum capital ratios. At June 30, 2006, and December 31, 2005, Fidelity exceeded all capital ratios required by the FRB, FDIC, and GDBF to be considered well capitalized.
Note C— Contingencies
     Fidelity is party to claims and lawsuits arising in the course of normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of June 30, 2006, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on Fidelity’s results of operations or financial condition.
Note D — Comprehensive Income (Loss)
     Fidelity’s comprehensive income (loss) items include net income and other comprehensive gain (loss) related to unrealized gains and losses on investment securities classified as available-for-sale and reclassification adjustments for gains and losses on securities sales and calls included in net income. During the second quarter of 2006, there were no securities sales or calls. Proceeds from the sales of available-for-sale securities in the second quarter of 2005 totaled $1.6 million and generated gains of $32,000. All other comprehensive gain (loss) items are tax effected at a rate of 38%.
     During the second quarter of 2006, other comprehensive loss net of tax benefit was $1.1 million. Other comprehensive income net of tax was $1.3 million for the comparable period of 2005. Comprehensive income for the second quarter of 2006 was $1.5 million compared to comprehensive income of $3.8 million for the same period in 2005. Other comprehensive loss net of tax was $2.4 million for the first half of 2006 compared to other comprehensive income net of tax of $165,000 for the same period in 2005. Comprehensive income for the first half of 2006 was $2.3 million compared to comprehensive income of $5.0 million for the same period in 2005.
Note E — Stock Based Compensation
     As of January 1, 2006, Fidelity adopted SFAS No. 123(R), which establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. This statement requires that the fair value of all share-based payments to employees be recognized in the Consolidated Statements of Income. Fidelity adopted SFAS No. 123(R) using the modified prospective method (“modified prospective application”), which requires the recognition of expense over the remaining vesting period for the portion of awards not fully vested as of January 1, 2006. Under modified prospective application, SFAS No. 123(R) applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Based on the stock-based compensation awards outstanding as of January 1, 2006, the adoption of SFAS No. 123(R) will result in an annual pre-tax expense of approximately $30,000 for 2006 and will have a negligible effect on Fidelity’s operations and financial condition. Stock based compensation expense (net of tax) was approximately $7,000 and $15,000 for the quarter and six month period ended June 30, 2006, respectively. Stock based compensation expense (net of tax) for the same periods in 2005, disclosed on a pro forma basis under SFAS No. 123, was approximately $5,000 and $10,000, respectively. There was no impact on earnings per share upon adopting SFAS No. 123(R).
     Fidelity’s 1997 Stock Option Plan authorized the grant of options to management personnel for up to 500,000 shares of Fidelity’s common stock. All options granted have five to eight year terms and vest and become fully exercisable at the end of four to five years of continued employment. Options available under this plan totaled 78,095 at June 30, 2006. No options may be granted after March 31, 2007, under this plan.
     At the Annual Shareholders’ meeting on April 27, 2006, Fidelity’s shareholders approved the Fidelity Southern Corporation Equity Incentive Plan (the “2006 Incentive Plan”), which authorized the granting of options and other awards to employees and directors. The 2006 Incentive Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other incentive awards (“Incentive Awards”). The maximum number of shares of Fidelity’s common stock that may be issued under the 2006 Incentive Plan is 750,000 shares, all of which may be stock options. However, only 250,000 of such shares may be issued as Incentive Awards other than stock options. In any calendar year, no participant may receive Incentive Awards that relate to more than 125,000 shares. No Incentive Awards may be granted after January 19, 2016. Generally, no award shall be exercisable or become vested or payable more than 10 years after the date of grant. Incentive awards available under the 2006 Incentive Plan totaled 750,000 shares at June 30, 2006.
     There were no options granted during the second quarter or first half of 2006 and 2005, respectively. Options totaling 18,000 and 88,000 had vested and were exercisable as of June 30, 2006, and 2005, respectively, at a weighted average exercise price of $10.75 and $7.82, respectively.
     At June 30, 2006, there were 45,905 options outstanding at exercise prices ranging from $10.75 to $16.80 per share, with a weighted average exercise price of $13.46. At June 30, 2005, there were 99,000 options outstanding at exercise prices ranging from $7.0625 to $10.75 per share, with a weighted average exercise price of $7.96. The weighted average remaining contractual term of the options at June 30, 2006, was 3.9 years.
     The per share weighted fair value of stock options granted during the year ended December 31, 2005, was $4.63 using the Black-Scholes option pricing model. The fair values of the options granted during 2005 were based upon the discounted value of future cash flows of options using the following assumptions:

2005
Risk-free rate	4.03%
Expected life of the options (in years)	5
Expected dividends (as a percent of the fair value of the stock)	1.71%
Volatility	30.33
Note F — Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” This interpretation of FASB Statement No. 109, “Accounting for Income Taxes” prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements, as well as criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. In addition, FIN 48 removes income taxes from Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” This Interpretation is effective for fiscal years beginning after December 16, 2006. Fidelity is in the process of analyzing the impact, if any, of FIN 48 on its financial condition or statement of operations.
     In March 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets (“SFAS 156”).” This statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires companies to recognize a servicing asset or servicing liability initially at fair value each time they undertake an obligation to service a financial asset by entering into a servicing contract. The statement permits a company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing asset. This statement is effective as of the beginning of a company’s first fiscal year after September 15, 2006. Fidelity is still in the process of analyzing the impact of SFAS No. 156 on its financial condition or statement of operations.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No.3” (“SFAS No. 154”). SFAS No. 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Under SFAS No. 154, retrospective application requires (i) the cumulative effect of the change to the new accounting principle on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, (ii) an offsetting adjustment, if any, to be made to the opening balance of retained earnings (or other appropriate components of equity) for that period, and (iii) financial statements for each individual prior period presented to be adjusted to reflect the direct period specific effects of applying the new accounting principle. Special retroactive application rules apply in situations where it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change in accounting principle are required to be reported in the period in which the accounting change is made. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of SFAS N. 154 on January 1, 2006 did not have an impact on Fidelity’s financial condition or statement of operations.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Critical Accounting Policies
     The accounting and reporting policies of Fidelity are in accordance with U.S. generally accepted accounting principles and conform to general practices within the banking industry. Fidelity’s financial position and results of operations are effected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Assumptions applied in the application of these policies, or results or conditions significantly different from those applied could result in material changes in Fidelity’s consolidated financial position and/or consolidated results of operations. The more critical accounting and reporting policies include those related to the allowance for loan losses, loan related revenue and cost recognition, the capitalization of excess servicing rights, other real estate owned, and income taxes. Fidelity’s accounting policies are fundamental to understanding its consolidated financial position and consolidated results of operations. Significant accounting policies have been periodically discussed with and reviewed and approved by the Audit Committee of the Board of Directors.
     Fidelity’s critical accounting policies that are highly dependent on estimates, assumptions and judgment are substantially unchanged from the descriptions included in the notes to consolidated financial statements in Fidelity’s Annual Report on Form 10-K for the year ended December 31, 2005.
     The following analysis reviews important factors affecting Fidelity’s financial condition at June 30, 2006, compared to December 31, 2005, and compares the results of operations for the three month and six month periods ended June 30, 2006 and 2005. These comments should be read in conjunction with Fidelity’s consolidated financial statements and accompanying notes appearing in this report and the “Risk Factors” set forth in Fidelity’s Annual Report on Form 10-K for the year ended December 31, 2005.
Assets
     Total assets were $1.490 billion at June 30, 2006, compared to $1.406 billion at December 31, 2005, an increase of $85 million, or 6.0%. During the first half of 2006, net loans increased $108 million or 9.8% to $1.207 billion and loans held-for-sale increased $10 million or 34.0% to $41 million at June 30, 2006. The substantial $108 million or 9.8% increase in net loans to $1.207 billion was in part the result of a significant growth in real estate mortgage loans of $44 million or 18.2% to $284 million, of which total commercial real estate loans represented a growth of $30 million or 27.7% to $138 million. In addition, commercial, financial, and agricultural loans grew $11 million or 11.8% to $109 million; real estate construction loans grew $28 million or 13.4% to $235 million; and consumer installment loans, consisting primarily of indirect automobile loans, grew $25 million or 4.5% to $580 million.
     Federal funds sold decreased $24 million or 55.3% to $20 million at June 30, 2006, when compared to balances at December 31, 2005. The overall decrease in Federal funds sold was due to loan demand exceeding funds provided by the growth in deposits and borrowings and the decision to reduce excess liquidity at period-ends.
     Investment securities decreased $15 million or 8.9% to $154 million at June 30, 2006, compared to December 31, 2005. This decline was primarily due to regular principal payments on mortgage backed securities. The only security purchases during the first six months of 2006 were purchases of Federal Home Loan Bank (“FHLB”) stock as necessary to support borrowings.
     Total unrealized losses on investment securities available-for-sale were $6.1 million at June 30, 2006. No investment securities available-for-sale were in an unrealized gain position at June 30, 2006. Total unrealized losses on investment securities available-for-sale, net of unrealized gains of $90,000, were $2.3 million at December 31, 2005. Net unrealized losses on investment securities available-for-sale increased $3.8 million during the six month period ended June 30, 2006.
     Total unrealized losses on investment securities held-to-maturity, net of unrealized gains of $1,000, were $1.7 million at June 30, 2006. Total unrealized losses on investment securities held-to-maturity, net of unrealized gains of $18,000, were $662,000 at December 31, 2005. Net unrealized losses on investment securities held-to-maturity increased $1.1 million during the six month period ended June 30, 2006.
     An investment is considered impaired if the fair value of the investment is less than its cost. Declines in fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of

Fidelity to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
     Certain individual investment securities were in an unrealized loss position at June 30, 2006. However, all investment securities at June 30, 2006, other than required regulatory common stock and trust preferred common stock investments, were agency notes and agency pass-through mortgage backed securities and the unrealized loss positions resulted not from credit quality issues, but from market interest rate increases over the interest rates prevalent at the time the mortgage backed securities were purchased, and are considered temporary.
     Also, as of June 30, 2006, management had the ability and intent to hold the temporarily impaired securities for a period of time sufficient for a recovery of cost. Accordingly, as of June 30, 2006, management believes the impairments discussed above are temporary and no impairment loss has been recognized in Fidelity’s Consolidated Statements of Income.
     Total loans grew $118 million or 10.5% to $1.248 billion, as loans held-for-sale increased $10 million or 34.0% to $40 million at June 30, 2006, compared to balances at December 31, 2005. The growth in loans held-for-sale was primarily due to a growth of $9 million in SBA loans held-for-sale to $12 million, as the overall growth in that lending activity progressed.
     The growth in total loans reflects in part Fidelity’s strategic focus on and commitment to grow the core loan portfolio significantly while also increasing the profitable origination and sale of indirect automobile loans, SBA loans and residential mortgage loans. Indirect automobile loan production for the first half of 2006 was $238 million compared to $246 million for the same period in 2005, an $8 million or 3.3% decrease, while sales totaled $71 million compared to $61 million for the same period in 2005.
     The following schedule summarizes Fidelity’s total loans at June 30, 2006, and December 31, 2005 (dollars in thousands):

	June 30,	December 31,
	2006	2005
Total Loans:
Commercial, financial and agricultural	$108,703	$97,227
Real estate — construction	234,674	206,864
Real estate — mortgage	283,630	239,884
Consumer installment	580,158	555,194

Loans	$1,207,165	$1,099,169

Loans held-for-sale:
Residential mortgage loans	1,672	1,045
Indirect automobile loans	27,000	26,000
Commercial SBA loans	12,338	3,563

Total loans held-for-sale	$41,010	$30,608

Asset Quality
     The following schedule summarizes Fidelity’s asset quality position at June 30, 2006, and December 31, 2005 (dollars in thousands):

	June 30,		December 31,
	2006		2005
Nonperforming assets:
Nonaccrual loans	$1,085		$1,993
Repossessions	1,017		819
Other real estate	264		—

Total nonperforming assets	$2,366		$2,812

Loans 90 days past due and still accruing	$—		$—

Allowance for loan losses	$12,807		$12,643

Ratio of loans past due and still accruing to loans	—%		—%

Ratio of nonperforming assets to total loans and repossessions	.19%		.25%

Allowance to period-end loans	1.06%		1.15%

Allowance to nonaccrual loans and repossessions (coverage ratio)	5.41	x	4.50	x

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
Deposits
     Total deposits at June 30, 2006, were $1.255 billion compared to $1.124 billion at December 31, 2005, a $131 million or 11.6% increase. Time deposits $100,000 and over and other time deposits at June 30, 2006, totaled $683 million compared to $602 million at December 31, 2005, an increase of $81 million or 13.4%. Interest-bearing demand and money market accounts increased $49 million or 21.8% to $274 million. Noninterest-bearing demand deposits increased $4 million or 3.1% to $125 million. Savings deposits decreased $3 million or 1.6% to $174 million. The increase in time deposits was primarily due to advertised premium yield programs which were initiated to provide funding for loan growth. The increase in demand and money market accounts was primarily due to greater than usual commercial and public funds deposit activity at quarter-end, although the number of transaction accounts increased significantly as the result of an extensive transaction account acquisition program.
Short-Term Borrowings
     Other short-term borrowings at June 30, 2006, totaled $30 million compared to $77 million at December 31, 2005, a decline of $47 million or 60.7%. Other short-term borrowings consisted of $19 million in overnight repurchase agreements primarily with commercial transaction account customers and $11 million of collateralized debt maturing during 2006.

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
     The following schedule summarizes Fidelity’s subordinated debt at June 30, 2006 (dollars in thousands):

			Subordinated
			Debt(2)
Trust Preferred	Issued(1)	Par	June 30, 2006	Interest Rate
FNCCTI	March 8, 2000	$10,500	$10,825	Fixed @ 10.875%
FidNCTI	July 19, 2000	10,000	10,309	Fixed @ 11.045%
FSSTI	June 26, 2003	15,000	15,464	Variable @ 8.560	%(3)
FSSTII	March 17, 2005	10,000	10,310	Variable @ 7.286	%(4)

		$45,500	$46,908

1.	Each trust preferred security has a final maturity thirty years from the date of issuance.

2.	Includes investments in the common stock of these entities.

3.	Reprices quarterly at a rate 310 basis points over three month LIBOR.

4.	Reprices quarterly at a rate 189 basis points over three month LIBOR.
Other Long-Term Debt
     In November and December of 2003, a total of approximately $70 million in fixed rate Agency mortgage backed securities was purchased, funded in part with $45 million in laddered two year through five year maturity long-term fixed rate borrowings utilizing a portion of the securities purchased as collateral for the debt. The laddered fixed rate collateralized borrowings totaled $11 million in each of two year, three year and four year maturities and totaled $12 million in five year maturities. The $11 million of two year obligations matured and were repaid during 2005, while the $11 million of three year obligations were included in other short-term borrowings. (See “Short-Term Borrowings.”)
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
     As of June 30, 2006, Fidelity had unused sources of liquidity in the form of unused unsecured Federal funds lines totaling $47 million, unpledged securities with a market value of $25 million, brokered deposits available through investment banking firms and significant additional FHLB and FRB lines of credit, subject to available qualifying collateral.
Shareholders’ Equity
     Shareholders’ equity was $88 million at June 30, 2006, and $87 million at December 31, 2005. Shareholders’ equity as a percent of total assets was 5.9% at June 30, 2006, compared to 6.2% at December 31, 2005. Realized equity at June 30, 2006, and December 31, 2005, was $92 million and $88 million, respectively, or 6.2% of total assets at June 30, 2006, and December 31, 2005, respectively. Realized equity is a non-GAAP measure, which is calculated by subtracting accumulated other comprehensive gain from or adding accumulated other comprehensive loss to total shareholders’ equity at the end of the period. To calculate realized equity for June 30, 2006, and December 31, 2005, accumulated other comprehensive loss, net of taxes, of $4 million and $1 million, respectively, was added to total shareholders’ equity for the corresponding period-end. Fidelity’s management believes that presentation of realized equity provides useful information to investors regarding Fidelity’s financial condition because the accumulated other comprehensive loss, net of taxes, for both period-ends relates solely to unrealized losses on investment securities available-for-sale, which investment securities Fidelity has the intent and ability to hold and for which no permanent impairment is indicated.
     At June 30, 2006, and December 31, 2005, Fidelity exceeded all capital ratios required by the FRB to be considered well capitalized, as reflected in the following schedule:

	FRB		Fidelity Ratios
	Adequately	Well	June 30,	December 31,
	Capitalized	Capitalized	2006	2005
Capital Ratios:
Leverage	3.00%	5.00%	8.51%	8.64%
Risk-Based Capital
Tier I	4.00	6.00	9.14	9.60
Total	8.00	10.00	11.23	11.97

     The table below sets forth the capital requirements for the Bank under FDIC regulations as well as the Bank’s capital ratios at June 30, 2006 and December 31, 2005, respectively:

	FDIC Regulations		Bank Ratios
	Adequately	Well	June 30,	December 31,
	Capitalized	Capitalized	2006	2005
Capital Ratios:
Leverage	4.00%	5.00%	8.22%	8.26%
Risk-Based Capital
Tier I	4.00	6.00	8.82	9.17
Total	8.00	10.00	10.55	11.04
     During the six month period ended June 30, 2006, Fidelity declared and paid dividends on its common stock of $.16 per share totaling $1.5 million, which represented a 14.2% increase in dividends paid per share when compared to the same period in 2005. (For additional information see Note B — “Shareholders’ Equity.”)
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
          Fidelity has historically been cumulatively asset sensitive to six months; however, it has been liability sensitive from six months to one year on a cumulative basis, mitigating in part the potential negative impact on net interest income and net income over a full year from a sudden and sustained decrease in interest rates. Likewise, historically the potential positive impact on net interest income and net income of a sudden and sustained increase in interest rates has been reduced over a one-year period as a result of Fidelity’s cumulative liability sensitivity in the six month to one year time frame. The gap analysis at June 30, 2006, reflects a cumulative asset sensitivity to six months and a cumulative liability sensitivity from six months to one year. The cumulative asset sensitivity to six months increased somewhat from the prior quarter as Fidelity experienced strong growth in construction, commercial and certain consumer loans with rates adjusting with changes in the prime rate, while extending time deposit maturities, in part in anticipation of rising interest rates. In addition, the volume of time deposit maturities is significantly less in the third quarter of 2006 than in the second quarter of 2006, resulting in a further increase in asset sensitivity compared to that of the first quarter. This increase in cumulative asset sensitivity to six months from unusually low levels in the first quarter of 2006 was not considered by management to be significant. (See “Interest Rate Sensitivity.”)
          Rate shock analysis provides only a limited, point in time view of Fidelity’s interest rate sensitivity. The gap analysis also does not reflect factors such as the magnitude (versus the timing) of future interest rate changes and asset prepayments. The actual impact of interest rate changes upon Fidelity’s earnings and net present value may differ from that implied by any static rate changes or static rate shock measurement. In addition, Fidelity’s net interest income and net present value under various future interest rate scenarios are affected by multiple other factors not embodied in a static rate shock analysis, including competition, changes in the shape of the Treasury yield curve, divergent movement among various interest rate indices, and the speed with which interest rates change.
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
          The interest rate sensitivity structure within Fidelity’s balance sheet at June 30, 2006, indicated a cumulative net interest sensitivity liability gap of 3.76% when projecting out one year. In the near term, defined as 90 days, Fidelity had a cumulative net interest sensitivity asset gap of 15.25% at June 30, 2006. When projecting forward six months, Fidelity had a net interest sensitivity asset gap of 7.39%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. Fidelity’s policy states that the cumulative gap at six months and one year should generally not exceed 15% and 10%, respectively. Fidelity was well within established tolerances at June 30, 2006. Fidelity’s interest rate shock analysis is generally considered to be a better indicator of interest rate risk. The most current interest rate shock analysis indicated that a decrease of 200 basis points in market rates of interest would negatively impact net interest income and net income by less than policy parameters of 5% and 15%, respectively. (See “Market Risk.”)
Earnings
          Net income was $2.6 million for the quarters ended June 30, 2006 and 2005. Basic and diluted earnings were $.28 per share for the second quarter of 2006 and 2005.
          Net income for the six months ended June 30, 2006, was $4.7 million compared to net income of $4.8 million for the comparable period of 2005. The decrease in net income for the first six months of 2006 when compared to the same period in 2005 was primarily due to planned advertising and promotion costs associated with Fidelity’s transaction deposit acquisition program which began in January 2006 and other increases in costs primarily driven by Fidelity’s Strategic Plan, which includes accelerating Fidelity’s focus on strengthening its sales force and culture to increase both quality loan production and transaction deposit growth. Basic and diluted earnings were $.51 per share for the first six months of 2006 compared to $.52 per share for the same period in 2005.
Net Interest Income
          Net interest income for the second quarter of 2006 was $10.6 million compared to $9.7 million for the same period in 2005, an increase of $843,000 or 8.7%, as net interest income from a significant growth in volume exceeded the negative impact of a declining net interest margin. The average balance of interest-earning assets increased significantly by $126 million or 10.1% to $1.371 billion for the three months ended June 30, 2006, when compared to the same period in 2005. The yield on interest-earning assets for the second quarter of 2006 was 6.82%, an increase of 99 basis points when compared to the yield on interest-earning assets for the same period in 2005. The average balance of loans outstanding for the second quarter of 2006 increased $127 million or 11.8% to $1.202 billion when compared to the same period in 2005. The yield on average loans outstanding for the period increased 105 basis points to 7.06% when compared to the same period in 2005 as a result of an increase in market rates of interest resulting in increased yields on variable rate loans and the origination of higher-yielding fixed and variable rate loans. The average balance of investment securities for the second quarter of 2006 increased $3 million or 2.1% to $160 million when compared to the same period in 2005 due primarily to few purchases of investment securities as cash flows were utilized to fund strong higher-yielding loan growth. The yield on average investment securities outstanding increased 19 basis points to 4.98% when compared to the same period in 2005.
          The average balance of interest-bearing liabilities increased $121 million or 11.1% to $1.213 billion during the second quarter of 2006 and the rate on this average balance increased 112 basis points to 4.19% when compared to the same period in 2005. The 112 basis point increase in the cost of interest-bearing liabilities was greater than the 99 basis point increase in the yield on interest earning assets. Partially offsetting this increase was the higher average balance of interest-earning assets compared to the average balance of interest-bearing liabilities, which resulted in a 5 basis point decrease in the net interest margin to 3.11% in the second quarter of 2006 when compared to the same period last year. The decrease in the net interest margin during the second quarter of 2006 compared to the net interest margin for the second quarter of 2005 was primarily due to special advertised premium rate time deposit programs in the second quarter of 2006 to fund loan growth and to extend liability maturities during a period of rising interest rates and competitive funding programs offered by other financial institutions.

          Net interest income for the first six months of 2006 was $21 million compared to $19 million for the same period in 2005, an increase of $2 million or 8.0% as the growth in volume exceeded the negative impact of a declining net interest margin and resulted in greater net interest income. The average balance of interest-earning assets increased $136 million or 11.1% to $1.351 billion for the six months ended June 30, 2006, when compared to the same period in 2005. The yield on interest-earning assets for the first six months of 2006 was 6.66%, an increase of 91 basis points when compared to the yield on interest-earning assets for the same period in 2005. The average balance of loans outstanding for the first six months of 2006 increased $134 million or 12.8% to $1.180 billion when compared to the same period in 2005. The yield on average loans outstanding for the period increased 96 basis points to 6.88% when compared to the same period in 2005 as a result of increases in market rates of interest. The average balance of investment securities increased $3 million or 1.8% to $163 million when compared to the same period of 2005. The yield on average investment securities increased 18 basis points to 4.98% when compared to the same period in 2005.
          The average balance of interest-bearing liabilities increased $133 million or 12.5% to $1.197 billion during the first six months of 2006 and the rate on this average balance increased 109 basis points to 3.98% when compared to the same period in 2005. The 109 basis point increase in the cost of interest-bearing liabilities was 18 basis points greater than the 91 basis point increase in the yield on interest-earning assets, but there was only a 9 basis point decrease in the net interest margin to 3.13% due to the greater volume of interest-earning assets. The net interest margin for the first half of 2006 was negatively impacted due to increasing interest rates and strong competition for funds from other financial institutions as Fidelity grew deposits to fund significant loan growth.
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
          Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio. The provision for loan losses for the second quarter and the first six months of 2006 was $525,000 and $1.2 million, respectively, compared to $900,000 and $1.8 million for the same periods in 2005. The decreases in the provisions in the second quarter and the first six months of 2006 were primarily due to improving loan quality as reflected in the decline in net charge-offs as a percentage of loans outstanding and the change in the loan mix as a result of the growth in real estate construction and other loan balances with historically higher relative credit quality attributes. (For additional information, see “Asset Quality.”) The ratio of net charge-offs to average loans on an annualized basis for the six months ended June 30, 2006, decreased to .18% compared to .21% for the same period in 2005. The ratio of net charge-offs to average loans for 2005 was .23%. The allowance for loan losses as a percentage of loans at June 30, 2006, was 1.06% compared to 1.15% and 1.22% at December 31, 2005, and June 30, 2005, respectively. The following schedule summarizes changes in the allowance for loan losses for the periods indicated (dollars in thousands):

	Six Months Ended		Year Ended
	June 30,		December 31,
	2006	2005	2005
Balance at beginning of period	$12,643	$12,174	$12,174
Charge-offs:
Commercial, financial and agricultural	1	90	385
SBA	66	—	—
Real estate-construction	—	—	—
Real estate-mortgage	—	63	160
Consumer installment	1,599	1,378	2,890

Total charge-offs	1,666	1,531	3,435

Recoveries:
Commercial, financial and agricultural	130	153	284
SBA	138	—	—
Real estate-construction	—	—	—
Real estate-mortgage	4	10	41
Consumer installment	358	303	679

Total recoveries	630	466	1,004

Net charge-offs	1,036	1,065	2,431
Provision for loan losses	1,200	1,800	2,900

Balance at end of period	$12,807	$12,909	$12,643

Ratio of net charge-offs to average loans	.18%	.21%	.23%

Allowance for loan losses as a percentage of loans at end of period	1.06%	1.22%	1.15%

          Consumer installment loan net charge-offs in the first half of 2006 of $1 million were approximately $166,000 greater than the same period in 2005, due primarily to significant growth in outstanding balances, as already strong loan quality continued to show improvement. The ratio of net charge-offs to average consumer loans outstanding was .19% the first half of 2006 and 2005. Consumer loan charge-offs represented 96.0% of total charge-offs for the first half of 2006.

Noninterest Income
          Noninterest income for the second quarter and the first six months of 2006 was $3.7 million and $7.3 million, respectively, compared to $3.6 million and $6.8 million, respectively, for the same periods in 2005, increases of $178,000 and $536,000 or 5.0% and 7.9%, respectively. The increases in revenues primarily from indirect lending activities and particularly from SBA lending activities were partially offset primarily by decreases in revenues from mortgage banking activities during the second quarter and the first six months of 2006 when compared to the same periods of 2005.
          Income from SBA lending activities, which includes both gains from the sale of SBA loans including the capitalization of excess servicing rights and servicing and ancillary fees on loans sold, for the second quarter and the first six months of 2006 increased $306,000 and $619,000, respectively, to $407,000 and $774,000 when compared to the same periods in 2005. The increases were due to increased SBA loan production and loan sale activity in the first six months of 2006 as the SBA team hired during late 2005 and 2006 provided good production and several sales with significant gains during 2006.
          Income from indirect lending activities, which includes both net gains from the sale of indirect automobile loans including the capitalization of excess servicing rights and servicing and ancillary loan fees on loans sold, for the second quarter and the first six months of 2006 increased $235,000 and $207,000 or 29.2% and 11.3% to $1.0 million and $2.0 million, respectively, compared to the same periods of 2005 due primarily to increased servicing and ancillary loan fees on loans sold and to a lesser extent on increased staffing positively impacting the volume of and gains on indirect automobile loan sales. Indirect automobile loans serviced for others totaled $275 million and $217 million at June 30, 2006 and 2005, respectively, an increase of $58 million or 26.7%, reflecting an increase in the volume of sales of indirect automobile loans with servicing retained during the second half of 2005 and in the first half of 2006 when compared to the same six months of 2005. There were sales of $38 million of indirect automobile loans in the second quarter of 2006 and sales of $71 million in the first half of 2006, compared to sales of $21 million and $61 million for the same periods in 2005.
          Revenue from mortgage banking activities for the second quarter and the first six months of 2006 decreased $187,000 and $370,000 or 45.6% and 49.9% to $223,000 and $372,000, respectively, compared to the same periods in 2005, due to significantly reduced production volume and lower gains on sales of originated mortgage loans.
Noninterest Expense
          Noninterest expense was $10.1 million and $20.2 million for the second quarter and the six months ended June 30, 2006, respectively, compared to $8.5 million and $17.0 million, respectively, for the same periods in 2005, increases of 18.9% and 18.8%, respectively. Increases in 2006 expenses primarily related to salaries and employee benefits, professional and other services, advertising and promotional and other noninterest expenses.
          Salaries and employee benefits expenses increased 19.9% and 18.8% or $913,000 and $1.7 million to $5.5 million and $11.0 million, respectively, in the second quarter and the first six months of 2006 compared to the same periods in 2005. The increases were primarily attributable to the significant expansion of the SBA Department, the addition of Branch Administration personnel, and the addition of proven commercial and indirect automobile lenders. Full-time equivalent employees totaled 363 at June 30, 2006, compared to 330 at June 30, 2005.

          Professional and other services increased $13,000 and $117,000 or 1.8% and 8.4% to $728,000 and $1.5 million, respectively, for the second quarter and the first six months of 2006 compared to the same periods in 2005. The increases were primarily due to increased contract and consulting fees associated with an increased volume of loan production, compliance reviews, and the automation or upgrading of various functions related primarily to electronic or internet banking delivery systems.
          Advertising and promotion expenses increased $302,000 and $682,000 to $376,000 and $825,000, respectively in the second quarter and first half of 2006 compared to the same periods of 2005. During the first quarter of 2006, Fidelity initiated a deposit acquisition program designed primarily to significantly increase both personal and business interest-bearing and noninterest-bearing transaction accounts and balances. This program continued during the second quarter of 2006 as it is generating significant numbers of new accounts and new relationships.
          Other operating expenses increased $212,000 and $549,000 or 19.9% and 28.5%, respectively, to $1.3 million and $2.5 million in the second quarter and the first six months of 2006 when compared to the same periods in 2005. The increase was primarily due to business development expenses, to increased expenses related to growth and volume, the amortization of the investment in a Georgia low to moderate income housing program benefiting multi-family residential properties that qualifies for Georgia income tax credits, employment placement fees relating to increased staff, bank security expenses, and other miscellaneous expenses.
Provision for Income Taxes
          The provision for income taxes for the second quarter and first six months of 2006 was $1.1 million and $2.1 million, respectively, compared to $1.4 and $2.5 million for the same periods in 2005. The effective tax rate for the second quarter of 2006 and 2005 was 30.6% and 34.7%, respectively. The effective tax rate for the first six months of 2006 and 2005 was 31.4% and 34.6%, respectively. The effective tax rate for the second quarter and the first six months of 2006 was less than that for the same periods in 2005 primarily due to greater tax-free revenues in 2006 and the 2006 investment in a Georgia state income tax credit program benefiting certain low to moderate income multi-family residential properties.
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
Changes in Internal Control over Financial Reporting
          Other than the announced retirement of the Chief Financial Officer on May 31, 2006, and the naming of a successor Chief Financial Officer, which took place on June 1, 2006, as reported in 8-K filings on December 21, 2005, and January 25, 2006, respectively, there has been no change in Fidelity’s internal control over financial reporting during the three months ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, Fidelity’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          Fidelity is a party to claims and lawsuits arising in the course of normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of June 30, 2006, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on Fidelity’s results of operations or financial condition.
ITEM 1A. RISK FACTORS
          While Fidelity attempts to identify, manage, and mitigate risks and uncertainties associated with its business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of Fidelity’s Annual Report on Form 10-K for the year ended December 31, 2005, describes some of the risks and uncertainties associated with its business. These risks and uncertainties have the potential to materially affect Fidelity’s cash flows, results of operations, and financial condition. Fidelity does not believe that there have been any material changes to the risk factors previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2005, except as stated below.

          Failure to achieve the revenue increases expected to result from Fidelity’s recent initiatives in its transaction deposit and lending businesses may adversely affect its business. In January 2006, Fidelity implemented a transaction deposit acquisition program and took several initiatives in its lending businesses by expanding the SBA Lending Department and hiring additional indirect automobile and commercial lenders. These programs were primarily driven by the Strategic Plan, which includes accelerating Fidelity’s focus on strengthening the sales force and culture to increase both quality loan production and transaction deposit growth. In connection with these initiatives, Fidelity increased salaries and benefits and advertising and promotion expenses, which resulted in a decrease in net income for the six months ended June 30, 2006, when compared to the same period in 2005. These initiatives were designed to increase revenues and profits through 2006 and beyond. If Fidelity does not achieve the revenue increases expected from these initiatives, net income will continue to be negatively impacted.
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

FIDELITY SOUTHERN CORPORATION (Registrant)
Date: August 7, 2006	BY:	/s/ James B. Miller, Jr.
James B. Miller, Jr.
Chief Executive Officer

Date: August 7, 2006	BY:	/s/ B. Rodrick Marlow
B. Rodrick Marlow
Chief Financial Officer