Form 10-Q
period 2006-09-30
FIDELITY SOUTHERN CORP
filed 2006-11-07
CIK 822662

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 31, 2006

Common Stock, no par value	9,279,938

FIDELITY SOUTHERN CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1 — CONSOLIDATED FINANCIAL STATEMENTS
FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
(Dollars in thousands)	2006	2005
Assets
Cash and due from banks	$28,266	$20,250
Interest-bearing deposits with banks	1,901	929
Federal funds sold	21,897	44,177

Cash and cash equivalents	52,064	65,356
Investment securities available-for-sale (amortized cost of $115,121 and $126,514 at September 30, 2006, and December 31, 2005, respectively)	112,216	124,200
Investment securities held-to-maturity (approximate fair value of $38,831 and $43,998 at September 30, 2006, and December 31, 2005, respectively)	39,692	44,660
Loans held-for-sale	45,244	30,608
Loans	1,273,101	1,099,169
Allowance for loan losses	(13,548)	(12,643)

Loans, net	1,259,553	1,086,526
Premises and equipment, net	15,763	14,068
Accrued interest receivable	8,166	6,736
Bank owned life insurance	25,447	24,734
Other assets	11,667	8,815

Total assets	$1,569,812	$1,405,703

Liabilities
Deposits
Noninterest-bearing demand deposits	$134,130	$120,970
Interest-bearing deposits:
Demand and money market	261,253	224,511
Savings	175,432	176,760
Time deposits, $100,000 and over	265,563	225,162
Other time deposits	481,432	376,610

Total deposits	1,317,810	1,124,013
Federal funds purchased	20,000	15,000
Other short-term borrowings	34,797	77,488
Subordinated debt	46,908	46,908
Other long-term debt	48,000	48,000
Accrued interest payable	6,225	4,469
Other liabilities	3,973	3,086

Total liabilities	1,477,713	1,318,964

Shareholders’ Equity
Common stock, no par value. Authorized 50,000,000; issued 9,278,856 and 9,240,527; outstanding 9,278,856 and 9,237,727 at September 30, 2006, and December 31, 2005, respectively	44,634	44,178
Treasury stock	—	(17)
Accumulated other comprehensive loss, net of taxes	(1,802)	(1,434)
Retained earnings	49,267	44,012

Total shareholders’ equity	92,099	86,739

Total liabilities and shareholders’ equity	$1,569,812	$1,405,703

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(Dollars in thousands except per share data)	2006	2005	2006	2005
Interest income
Loans, including fees	$63,855	$47,709	$23,669	$17,091
Investment securities	6,112	5,662	1,969	1,805
Federal funds sold and bank deposits	332	202	141	71

Total interest income	70,299	53,573	25,779	18,967

Interest expense
Deposits	31,391	19,613	12,587	7,500
Short-term borrowings	2,140	1,170	425	400
Subordinated debt	3,261	2,788	1,121	993
Other long-term debt	1,465	883	494	298

Total interest expense	38,257	24,454	14,627	9,191

Net interest income	32,042	29,119	11,152	9,776
Provision for loan losses	2,300	2,500	1,100	700

Net interest income after provision for loan losses	29,742	26,619	10,052	9,076

Noninterest income
Service charges on deposit accounts	3,115	3,066	1,140	1,008
Other fees and charges	1,184	1,103	410	493
Mortgage banking activities	534	1,051	162	309
Brokerage activities	555	724	116	250
Indirect lending activities	3,166	3,054	1,127	1,222
SBA lending activities	1,230	247	456	92
Bank owned life insurance	821	645	279	286
Securities gains, net	—	32	—	—
Other	706	783	322	282

Total noninterest income	11,311	10,705	4,012	3,942

Noninterest expense
Salaries and employee benefits	16,449	14,037	5,417	4,749
Furniture and equipment	2,000	2,027	695	653
Net occupancy	2,597	2,502	877	853
Communication	1,152	1,034	384	357
Professional and other services	2,258	2,065	749	673
Advertising and promotion	1,132	165	307	22
Stationery, printing and supplies	605	461	229	160
Insurance	226	305	74	77
Other	3,793	3,164	1,319	1,239

Total noninterest expense	30,212	25,760	10,051	8,783

Income before income tax expense	10,841	11,564	4,013	4,235
Income tax expense	3,365	4,005	1,224	1,470

Net Income	$7,476	$7,559	$2,789	$2,765

Earnings per share:
Basic earnings per share	$.81	$.82	$.30	$.30

Diluted earnings per share	$.81	$.82	$.30	$.30

Dividends declared per share	$.24	$.21	$.08	$.07

Weighted average common shares outstanding-basic	9,263,403	9,166,164	9,275,999	9,174,711

Weighted average common shares outstanding-fully diluted	9,275,691	9,220,574	9,284,519	9,229,071

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2006	2005
Operating Activities
Net income	$7,476	$7,559
Adjustments to reconcile net income to net cash flows provided by operating activities:
Provision for loan losses	2,300	2,500
Depreciation and amortization of premises and equipment	1,455	1,468
Share-based compensation	22	—
Proceeds from sales of loans	132,170	110,343
Proceeds from sales of other real estate	376	372
Securities gains, net	—	(32)
Gain on loan sales	(1,641)	(884)
Gain on sales of other real estate	(112)	(30)
Net (increase) decrease in loans held-for-sale	(14,636)	4,332
Net increase in accrued interest receivable	(1,430)	(704)
Net increase in accrued interest payable	1,756	954
Net increase in other assets	(3,565)	(958)
Net increase (decrease) in other liabilities	887	(392)
Other	223	630

Net cash flows provided by operating activities	125,281	125,158

Investing Activities
Purchases of investment securities held-to-maturity	—	(1,291)
Purchases of investment securities available-for-sale	—	(9,997)
Maturities of investment securities held-to-maturity	4,968	5,936
Sales of investment securities available-for-sale	—	1,592
Maturities of investment securities available-for-sale	11,393	15,882
Purchases of bank owned life insurance	—	(10,000)
Net increase in loans	(306,120)	(237,672)
Purchases of premises and equipment	(3,150)	(1,586)

Net cash flows used in investing activities	(292,909)	(237,136)

Financing Activities
Net increase in demand deposits, money market accounts, and savings accounts	48,574	6,175
Net increase in time deposits	145,223	82,927
Net (decrease) increase in short-term borrowings	(37,691)	50,990
Net increase in long-term borrowings	—	10,310
Dividends paid	(2,221)	(1,925)
Proceeds from the issuance of common stock	451	981

Net cash flows provided by financing activities	154,336	149,458

Net (decrease) increase in cash and cash equivalents	(13,292)	37,480

Cash and cash equivalents, beginning of period	65,356	33,739

Cash and cash equivalents, end of period	$52,064	$71,219

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$36,501	$23,500

Income taxes	$3,627	$4,717

Non-cash transfers to other real estate	$264	$167

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2006
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
     There were no new accounting policies or changes to existing policies adopted in the first nine months of 2006 which had a significant effect on the results of operations or statement of financial condition. Effective January 1, 2006, Fidelity adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R) (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) which amends SFAS No. 123, “Accounting for Stock Based Compensation,” and supercedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Fidelity adopted SFAS No. 123(R) using the modified prospective method. The effect on Fidelity’s operations is negligible. See Note E for a more detailed description of Fidelity’s adoption of SFAS No. 123(R).
     Operating results for the three and nine month periods ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Fidelity’s Annual Report on Form 10-K and its Annual Report to shareholders for the year ended December 31, 2005.

Note B — Shareholders’ Equity
     The Board of Governors of the Federal Reserve System (the “FRB”) is the principal regulator of FSC, a bank holding company, and its wholly owned insurance agency, LionMark. The Bank is a state chartered commercial bank subject to Federal and state statutes applicable to banks chartered under the banking laws of the State of Georgia and to banks whose deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank is principally regulated by the Georgia Department of Banking and Finance (the “GDBF”) and the FDIC. At periodic intervals, the GDBF and the FDIC (the Bank’s primary Federal regulator) examine and evaluate the financial condition, operations, and policies and procedures of the Bank as part of their legally prescribed oversight responsibilities.
     The FRB, FDIC, and GDBF have established capital requirements as a function of their oversight of bank holding companies and state chartered banks. Each bank holding company and each bank must maintain certain minimum capital ratios. At September 30, 2006, and December 31, 2005, Fidelity exceeded all capital ratios required by the FRB, FDIC, and GDBF to be considered well capitalized.
Note C — Contingencies
     Fidelity is party to claims and lawsuits arising in the course of normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of September 30, 2006, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on Fidelity’s results of operations or financial condition.
Note D — Comprehensive Income (Loss)
     Fidelity’s comprehensive income (loss) items include net income and other comprehensive gain (loss) related to unrealized gains and losses on investment securities classified as available-for-sale and reclassification adjustments for gains and losses on securities sales and calls included in net income. There were no securities sales or calls during the third quarter of 2006 or the comparable period in 2005. All other comprehensive gain (loss) items are tax effected at a rate of 38%.
     During the third quarter of 2006, other comprehensive income net of tax was $2.0 million. Other comprehensive loss net of tax benefit was $1.2 million for the comparable period of 2005. Comprehensive income for the third quarter of 2006 was $4.8 million compared to comprehensive income of $1.6 million for the same period in 2005. Other comprehensive loss net of tax benefit was $368,000 for the first nine months of 2006 compared to other comprehensive loss net of tax benefit of $1.0 million for the same period in 2005. Comprehensive income for the first nine months of 2006 was $7.1 million compared to comprehensive income of $6.5 million for the same period in 2005.
Note E — Stock Based Compensation
     As of January 1, 2006, Fidelity adopted SFAS No. 123(R), which establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. This statement requires that the fair value of all share-based payments to employees be recognized in the Consolidated Statements of Income. Fidelity adopted SFAS No. 123(R) using the modified prospective method (“modified prospective application”), which requires the recognition of expense over the remaining vesting period for the portion of awards not fully vested as of January 1, 2006. Under the modified prospective application, SFAS No. 123(R) applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Based on the stock-based compensation awards outstanding as of January 1, 2006, the adoption of SFAS No. 123(R) will result in an annual pre-tax expense of approximately $30,000 for 2006 and will have a negligible effect on Fidelity’s operations and financial condition. Stock based compensation expense (net of tax) was approximately $7,000 and $22,000 for the quarter and nine months ended September 30, 2006, respectively. Stock based compensation expense (net of tax) for the same periods in 2005, disclosed on a pro forma basis under SFAS No. 123, was approximately $8,000 and $19,000, respectively. There was no impact on earnings per share upon adopting SFAS No. 123(R).
     Fidelity’s 1997 Stock Option Plan authorized the grant of options to management personnel for up to 500,000 shares of Fidelity’s common stock. All options granted have five to eight year terms and vest and become fully exercisable at the end of four to five years of continued employment. Options available under this plan totaled 78,095 at September 30, 2006. No options may be granted after March 31, 2007, under this plan.
     At the Annual Shareholders’ meeting on April 27, 2006, Fidelity’s shareholders approved the Fidelity Southern Corporation Equity Incentive Plan (the “2006 Incentive Plan”), which authorized the granting of options and other awards to employees and directors. The 2006 Incentive Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other incentive awards (“Incentive Awards”). The maximum number of shares of Fidelity’s common stock that may be issued under the 2006 Incentive Plan is 750,000 shares, all of which may be stock options. However, only 250,000 of such shares may be issued as Incentive Awards other than stock options. In any calendar year, no participant may receive Incentive Awards that relate to more than 125,000 shares. No Incentive Awards may be granted after January 19, 2016. Generally, no award shall be exercisable or become vested or payable more than 10 years after the date of grant. Incentive awards available under the 2006 Incentive Plan totaled 750,000 shares at September 30, 2006.
     There were no options granted during the third quarter or first nine months of 2006. There were 21,905 incentive stock options granted during the third quarter and first nine months of 2005, at an average price of $16.44. Options totaling 20,381 and 89,000 had vested and were exercisable as of September 30, 2006, and 2005, respectively, at a weighted average exercise price of $11.97 and $7.81, respectively.
     At September 30, 2006, there were 43,905 options outstanding at exercise prices ranging from $10.75 to $16.80 per share, with a weighted average exercise price of $13.59. The exercise prices for all options granted were determined based on the closing price on the date of grant. At September 30, 2005, there were 126,905 options outstanding at exercise prices ranging from $7.06 to $16.80 per share, with a weighted average exercise price of $9.55. The weighted average remaining contractual term of the options at September 30, 2006, was 4.19 years.
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

Note F — Recent Accounting Pronouncements
     In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance With FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance,” (“EITF No. 06-05”). EITF No. 06-05 indicates that the cash surrender value as well as additional amounts included in the contractual terms of the policy that will be paid upon surrender of the policy should be considered in determining the amount recognized as an asset. In addition, the amount that could be realized under the insurance contract should be determined on assumed surrender at the individual policy or certificate level, unless all are required to be surrendered as a group. In addition, fixed amounts recoverable in future periods in excess of one year should be recorded at their present value. EITF No. 06-05 is effective as of a company’s first fiscal year after December 15, 2006, and should be applied as a change in accounting principle through a cumulative-effect adjustment to retained earnings or through retrospective application. Fidelity is in the process of analyzing the impact of EITF No. 06-05 on its financial condition and statement of operations.
     In September 2006, the FASB ratified the consensus on EITF issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF No. 06-04”). EITF No. 06-04 requires recognition of a liability and related compensation costs for endorsement split dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. EITF No. 06-04 is effective as of a company’s first fiscal year after December 15, 2007, and should be applied as a change in accounting principle through a cumulative-effect adjustment to retained earnings or through retrospective application. Fidelity is in the process of analyzing the impact of EITF No. 06-04 on its financial condition and statement of operations.
     In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB 108 addresses the diversity in quantifying financial statement misstatements and the potential to build up improper amounts on the balance sheet. The bulletin requires that both a balance sheet approach and an income statement approach should be used when quantifying and evaluating the materiality of a misstatement. It also contains guidance on correcting errors under this dual approach. It does not change the position in SAB No. 99 regarding qualitative considerations in assessing materiality of misstatements. SAB No. 108 is effective as of a company’s first fiscal year after November 15, 2006. Fidelity is in the process of analyzing the impact of SAB No. 108, if any, on its financial condition and statement of operations.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It does not require any new fair value measurements but applies whenever other accounting pronouncements require or permit fair value measurements. The statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007, and interim periods within that fiscal year. Fidelity is in the process of analyzing the impact of SFAS No. 157, if any, on its financial condition and statement of operations.
     In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” This interpretation of SFAS No. 109, “Accounting for Income Taxes” prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements, as well as criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. In addition, FIN 48 removes income taxes from SFAS No. 5, “Accounting for Contingencies.” This Interpretation is effective as of the beginning of a company’s first fiscal year after December 16, 2006. Fidelity is in the process of analyzing the impact, if any, of FIN 48 on its financial condition or statement of operations.

     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets (“SFAS No. 156”). This statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires companies to recognize a servicing asset or servicing liability initially at fair value each time they undertake an obligation to service a financial asset by entering into a servicing contract. The statement permits a company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing asset. This statement is effective as of the beginning of a company’s first fiscal year after September 15, 2006. Fidelity has analyzed the impact of SFAS No. 156 and determined that it will not be material to its financial condition or statement of operations.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Under SFAS No. 154, retrospective application requires (i) the cumulative effect of the change to the new accounting principle on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, (ii) an offsetting adjustment, if any, to be made to the opening balance of retained earnings (or other appropriate components of equity) for that period, and (iii) financial statements for each individual prior period presented to be adjusted to reflect the direct period specific effects of applying the new accounting principle. Special retroactive application rules apply in situations where it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change in accounting principle are required to be reported in the period in which the accounting change is made. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of SFAS No. 154 on January 1, 2006 did not have an impact on Fidelity’s financial condition or statement of operations.
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

     The following analysis reviews important factors affecting Fidelity’s financial condition at September 30, 2006, compared to December 31, 2005, and compares the results of operations for the three month and nine month periods ended September 30, 2006 and 2005. These comments should be read in conjunction with Fidelity’s consolidated financial statements and accompanying notes appearing in this report and the “Risk Factors” set forth in Fidelity’s Annual Report on Form 10-K for the year ended December 31, 2005.
Assets
     Total assets were $1.570 billion at September 30, 2006, compared to $1.406 billion at December 31, 2005, an increase of $164 million, or 11.7%. This increase was primarily due to a significant increase in total loans, partially offset by decreases in Federal funds sold and investment securities. During the first nine months of 2006, total loans increased $189 million or 16.7% to $1.318 billion. The growth in total loans reflects in part Fidelity’s strategic focus on and commitment to grow the core loan portfolio significantly while also increasing the profitable origination and sale of indirect automobile loans, SBA loans and residential mortgage loans.
     Net loans increased $174 million or 15.8% to $1.273 billion at September 30, 2006 compared to $1.099 billion at December 31, 2005. The substantial increase in net loans was in part the result of a significant percentage growth in commercial real estate loans of $51 million or 48.9% to $156 million, real estate construction loans of $44 million or 20.9% to $255 million and commercial, financial, and agricultural loans grew $17 million or 18.1% to $113 million. In addition, consumer installment loans, consisting primarily of indirect automobile loans, grew $63 million or 11.3% to $618 million.
     Loans held-for-sale increased $15 million or 47.8% to $45 million at September 30, 2006, compared to December 31, 2005. The growth in loans held-for-sale was primarily due to growth of $8 million in SBA loans held-for-sale to $12 million and an increase of $6 million in indirect auto loans held-for-sale to $32 million. The result is due, in part, to the increased market demand and the hiring of new producers. Indirect automobile loan production for the first nine months of 2006 was $392 million compared to $365 million for the same period in 2005, a $27 million or 7.4% increase, while sales totaled $110 million compared to $105 million for the same period in 2005.
     The following schedule summarizes Fidelity’s total loans at September 30, 2006, and December 31, 2005 (dollars in thousands):

	September 30,	December 31,
	2006	2005
Total Loans:
Commercial, financial and agricultural	$113,456	$96,104
Real estate — construction	254,935	210,809
Real estate — mortgage	287,008	237,062
Consumer installment	617,702	555,194

Loans	$1,273,101	$1,099,169

Loans held-for-sale:
Residential mortgage loans	1,402	1,045
Indirect automobile loans	32,000	26,000
Commercial SBA loans	11,842	3,563

Total loans held-for-sale	$45,244	$30,608

Asset Quality
     The following schedule summarizes Fidelity’s asset quality position at September 30, 2006, and December 31, 2005 (dollars in thousands):

	September 30,		December 31,
	2006		2005
Nonperforming assets:
Nonaccrual loans	$4,237		$1,993
Repossessions	928		819
Other real estate	—		—

Total nonperforming assets	$5,165		$2,812

Loans 90 days past due and still accruing	$—		$—

Allowance for loan losses	$13,548		$12,643

Ratio of loans past due and still accruing to loans	—%		—%

Ratio of nonperforming assets to total loans and repossessions	.39%		.25%

Allowance to period-end loans	1.06%		1.15%

Allowance to nonaccrual loans and repossessions (coverage ratio)	2.62	x	4.50	x

     The increase in nonperforming assets from December 31, 2005 to September 31, 2006 is due primarily to one real estate secured credit in the range of $2 to $3 million. Management believes the credit is fully collateralized and no losses will be incurred.
     The above schedule and the discussion in “Provision for Loan Losses” reflect good asset quality and a continued reduction in the ratio of net charge-offs as a percent of average loan balances on an annualized basis.
     Management is not aware of any potential problem loans other than those disclosed in the table above and certain other classified loans for which specific allocations of the allowance for loan losses have been provided, which would have a material adverse impact on asset quality.
     Federal funds sold decreased $22 million or 50.4% to $22 million at September 30, 2006, when compared to December 31, 2005. The overall decrease in Federal funds sold was due to loan demand exceeding funds provided by the growth in deposits and borrowings and the decision to reduce excess liquidity at period-ends.
     Investment securities decreased $17 million or 10.0% to $152 million at September 30, 2006, compared to December 31, 2005. This decline was primarily due to regular principal payments on mortgage backed securities. The only security purchases during the first nine months of 2006 were purchases of Federal Home Loan Bank (“FHLB”) stock as necessary to support borrowings.
     Total unrealized losses on investment securities available-for-sale, net of unrealized gains of $9,000, were $2.9 million at September 30, 2006. Total unrealized losses on investment securities available-for-sale, net of unrealized gains of $90,000, were $2.3 million at December 31, 2005. Net unrealized losses on investment securities available-for-sale increased $591,000 during the nine month period ended September 30, 2006.
     Total unrealized losses on investment securities held-to-maturity, net of unrealized gains of $9,000, were $861,000 at September 30, 2006. Total unrealized losses on investment securities held-to-maturity, net of unrealized gains of $18,000, were $662,000 at December 31, 2005. Net unrealized losses on investment securities held-to-maturity increased $199,000 million during the nine month period ended September 30, 2006.
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
     Certain individual investment securities were in an unrealized loss position at September 30, 2006. However, all investment securities at September 30, 2006, other than required regulatory common stock and trust preferred common stock investments, were agency notes and agency pass-through mortgage backed securities and the unrealized loss positions resulted not from credit quality issues, but from market interest rate increases over the interest rates prevalent at the time the mortgage backed securities were purchased, and are considered temporary.
     Also, as of September 30, 2006, management had the ability and intent to hold the temporarily impaired securities for a period of time sufficient for a recovery of cost. Accordingly, as of September 30, 2006, management believes the impairments discussed above are temporary and no impairment loss has been recognized in Fidelity’s Consolidated Statements of Income.
Deposits
     Total deposits at September 30, 2006, were $1.318 billion compared to $1.124 billion at December 31, 2005, a $194 million or 17.2% increase. Time deposits $100,000 and over and other time deposits at September 30, 2006, totaled $747 million compared to $602 million at December 31, 2005, an increase of $145 million or 24.1%. Interest-bearing demand and money market accounts increased $37 million or 16.4% to $261 million. Noninterest-bearing demand deposits increased $13 million or 10.9% to $134 million. The increase in time deposits was primarily due to advertised premium yield programs which were initiated to provide funding for loan growth, including special deposit programs offered as part of the grand opening of the new Sugarloaf and Conyers branches. The increase in demand and money market accounts was in part due to an increase in the number of transaction accounts as the result of continued benefits from the extensive transaction account acquisition program implemented in January 2006.
Short-Term Borrowings
     Other short-term borrowings at September 30, 2006, totaled $35 million compared to $77 million at December 31, 2005, a decline of $43 million or 55.1% due in part to the significant growth in time deposits and the subsequent repayment of short-term debt. Other short-term borrowings consisted of $24 million in overnight repurchase agreements primarily with commercial transaction account customers and $11 million of collateralized debt maturing during 2006.
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

     The following schedule summarizes Fidelity’s subordinated debt at September 30, 2006 (dollars in thousands):

			Subordinated
Trust			Debt(2)
Preferred	Issued(1)	Par	September 30, 2006	Interest Rate
FNCCTI	March 8, 2000	$10,500	$10,825	Fixed	@ 10.875%
FidNCTI	July 19, 2000	10,000	10,309	Fixed	@ 11.045%
FSSTI	June 26, 2003	15,000	15,464	Variable	@ 8.471	%(3)
FSSTII	March 17, 2005	10,000	10,310	Variable	@ 7.280	%(4)

		$45,500	$46,908

1.	Each trust preferred security has a final maturity thirty years from the date of issuance.

2.	Includes investments in the common stock of these entities.

3.	Reprices quarterly at a rate 310 basis points over three month LIBOR.

4.	Reprices quarterly at a rate 189 basis points over three month LIBOR.
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
     As of September 30, 2006, Fidelity had unused sources of liquidity in the form of unused unsecured Federal funds lines totaling $42 million, unpledged securities with a market value of $22 million, brokered deposits available through investment banking firms and significant additional FHLB and FRB lines of credit, subject to available qualifying collateral.

Shareholders’ Equity
     Shareholders’ equity was $92 million at September 30, 2006, and $87 million at December 31, 2005. Shareholders’ equity as a percent of total assets was 5.9% at September 30, 2006, compared to 6.2% at December 31, 2005. Realized equity at September 30, 2006, and December 31, 2005, was $94 million and $88 million, respectively, or 6.0% and 6.2% of total assets at September 30, 2006, and December 31, 2005, respectively. Realized equity is a non-GAAP measure, which is calculated by subtracting accumulated other comprehensive gain from or adding accumulated other comprehensive loss to total shareholders’ equity at the end of the period. To calculate realized equity for September 30, 2006, and December 31, 2005, accumulated other comprehensive loss, net of taxes, of $1.802 million and $1.434 million, respectively, was added to total shareholders’ equity for the corresponding period-end. Fidelity’s management believes that presentation of realized equity provides useful information to investors regarding Fidelity’s financial condition because the accumulated other comprehensive loss, net of taxes, for both period-ends relates solely to unrealized losses on investment securities available-for-sale, which investment securities Fidelity has the intent and ability to hold and for which no permanent impairment is indicated.
     At September 30, 2006, and December 31, 2005, Fidelity exceeded all capital ratios required by the FRB to be considered well capitalized, as reflected in the following schedule:

	FRB		Fidelity Ratios
	Adequately	Well	September 30,	December 31,
	Capitalized	Capitalized	2006	2005
Capital Ratios:
Leverage	3.00%	5.00%	8.27%	8.64%
Risk-Based Capital
Tier I	4.00	6.00	8.78	9.60
Total	8.00	10.00	10.75	11.97
     The table below sets forth the capital requirements for the Bank under FDIC regulations as well as the Bank’s capital ratios at September 30, 2006, and December 31, 2005, respectively:

	FDIC Regulations		Bank Ratios
	Adequately	Well	September 30,	December 31,
	Capitalized	Capitalized	2006	2005
Capital Ratios:
Leverage	4.00%	5.00%	8.22%	8.26%
Risk-Based Capital
Tier I	4.00	6.00	8.73	9.17
Total	8.00	10.00	10.40	11.04
     During the nine month period ended September 30, 2006, Fidelity declared and paid dividends on its common stock of $.24 per share totaling $2.2 million, which represented a 15.4% increase in dividends paid per share when compared to the same period in 2005. (For additional information see Note B — “Shareholders’ Equity.”)
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
     Fidelity has historically been cumulatively asset sensitive to six months; however, it has been liability sensitive from six months to one year on a cumulative basis, mitigating in part the potential negative impact on net interest income and net income over a full year from a sudden and sustained decrease in interest rates. Likewise, historically the potential positive impact on net interest income and net income of a sudden and sustained increase in interest rates has been reduced over a one-year period as a result of Fidelity’s cumulative liability sensitivity in the six month to one year time frame. The gap analysis at September 30, 2006, reflects a cumulative asset sensitivity to six months and a cumulative liability sensitivity from six months to one year. The cumulative asset sensitivity to six months increased somewhat from the prior quarter as Fidelity experienced strong growth in construction, commercial and certain consumer loans with rates adjusting with changes in the prime rate, while extending time deposit maturities, in part in anticipation of rising interest rates. In addition, the volume of time deposit maturities is significantly less in the third quarter of 2006 than in the second quarter of 2006, resulting in a further increase in asset sensitivity compared to that of the first quarter. This increase in cumulative asset sensitivity to six months from unusually low levels in the first quarter of 2006 was not considered by management to be significant. (See “Interest Rate Sensitivity.”)

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
     The interest rate sensitivity structure within Fidelity’s balance sheet at September 30, 2006, indicated a cumulative net interest sensitivity liability gap of 9.63% when projecting out one year. In the near term, defined as 90 days, Fidelity had a cumulative net interest sensitivity asset gap of 12.69% at September 30, 2006. When projecting forward six months, Fidelity had a net interest sensitivity asset gap of 3.86%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. Fidelity’s policy states that the cumulative gap at six months and one year should generally not exceed 15% and 10%, respectively. Fidelity was within established tolerances at September 30, 2006. Fidelity’s interest rate shock analysis is generally considered to be a better indicator of interest rate risk. The most current interest rate shock analysis indicated that a decrease of 200 basis points in market rates of interest would negatively impact net interest income and net income by less than policy parameters of 5% and 15%, respectively. (See “Market Risk.”)

Earnings
     Net income was $2.8 million for the quarters ended September 30, 2006 and 2005. Basic and diluted earnings were $.30 per share for the third quarter of 2006 and 2005.
     Net income for the nine months ended September 30, 2006, was $7.5 million compared to net income of $7.6 million for the comparable period of 2005. The slight decrease in net income for the first nine months of 2006 when compared to the same period in 2005 was primarily due to planned advertising and promotion costs associated with Fidelity’s transaction deposit acquisition program which began in January 2006 and other increases in costs primarily driven by Fidelity’s Strategic Plan, which includes accelerating Fidelity’s focus on strengthening its sales force and culture to increase both quality loan production and transaction deposit growth, offset in large part by the increases in net interest income and noninterest income. Basic and diluted earnings were $.81 per share for the first nine months of 2006 compared to $.82 per share for the same period in 2005.
Net Interest Income
     Net interest income increased $1.4 million or 14.1% in the third quarter of 2006 to $11.2 million compared to $9.8 million for the same period in 2005 resulting from significant growth in volume. The average balance of interest-earning assets increased significantly by $182 million or 14.4% to $1.443 billion for the three months ended September 30, 2006, when compared to the same period in 2005. The yield on interest-earning assets for the third quarter of 2006 was 7.11%, an increase of 113 basis points when compared to the yield on interest-earning assets for the same period in 2005. The average balance of loans outstanding for the third quarter of 2006 increased $177 million or 16.0% to $1.279 billion when compared to the same period in 2005. The yield on average loans outstanding for the period increased 120 basis points to 7.37% when compared to the same period in 2005 as a result of an increase in market rates of interest resulting in increased yields on variable rate loans and the origination of higher-yielding fixed and variable rate loans.
     The average balance of investment securities for the third quarter of 2006 increased $3 million or 1.7% to $153 million when compared to the same period in 2005. The yield on average investment securities outstanding increased 22 basis points to 4.99% when compared to the same period in 2005.
     The average balance of interest-bearing liabilities increased $172 million or 15.5% to $1.283 billion during the third quarter of 2006 and the rate on this average balance increased 123 basis points to 4.52% when compared to the same period in 2005. The 123 basis point increase in the cost of interest-bearing liabilities was greater than the 113 basis point increase in the yield on interest earning assets. Offsetting this increase was the higher average balance of interest-earning assets compared to the average balance of interest-bearing liabilities. Net interest margin was 3.09% for both the third quarter of 2006 and the comparable period in 2005.
     Net interest income for the first nine months of 2006 was $32.0 million compared to $29.1 million for the same period in 2005, an increase of $2.9 million or 10.0% as the growth in volume exceeded the negative impact of a declining net interest margin and resulted in greater net interest income. The average balance of interest-earning assets increased $151 million or 12.3% to $1.382 billion for the nine months ended September 30, 2006, when compared to the same period in 2005. The yield on interest-earning assets for the first nine months of 2006 was 6.82%, an increase of 99 basis points when compared to the yield on interest-earning assets for the same period in 2005. The average balance of loans outstanding for the first nine months of 2006 increased $149 million or 13.9% to $1.213 billion when compared to the same period in 2005. The yield on average loans outstanding for the period increased 109 basis points to 7.09% when compared to the same period in 2005 as a result of increases in market rates of interest. The average balance of investment securities increased $3 million or 1.8% to $160 million when compared to the same period of 2005. The yield on average investment securities increased 19 basis points to 4.98% when compared to the same period in 2005.

     The average balance of interest-bearing liabilities increased $146 million or 13.6% to $1.226 billion during the first nine months of 2006 and the rate on this average balance increased 114 basis points to 4.17% when compared to the same period in 2005. The 114 basis point increase in the cost of interest-bearing liabilities was 15 basis points greater than the 99 basis point increase in the yield on interest-earning assets, but there was only a 5 basis point decrease in the net interest margin to 3.12% due to the greater volume of interest-earning assets. The net interest margin for the first nine months of 2006 was negatively impacted due to increasing interest rates and strong competition for funds from other financial institutions as Fidelity grew deposits to fund significant loan growth.
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
     The evaluation of the loan portfolio results in an allocation of the allowance for loan losses by loan category. For all loan categories, historical loan loss experience adjusted for changes in the risk characteristics of each loan category, trends, and other factors are used to determine the level of allowance required. Additional amounts are allocated based on the evaluation of the loss potential of individual troubled loans and the anticipated effect of current economic conditions on both individual loans and loan categories. Since the allocation is based on estimates and subjective judgment, it is not necessarily indicative of the specific amounts or loan categories in which losses may ultimately occur.
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
     Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio. The provision for loan losses for the third quarter and the first nine months of 2006 was $1.1 million and $2.3 million, respectively, compared to $700,000 and $2.5 million for the same periods in 2005. The increase in the provision for loan losses in the third quarter of 2006 as compared to the same period of 2005 was due primarily to increased loan volume. The decrease in the provision in the first nine months of 2006 as compared to the first nine months of 2005 was primarily due to overall improvement in loan quality as reflected in the decline in net charge-offs as a percentage of loans outstanding and the change in the loan mix as a result of the growth in real estate construction and other loan balances with historically higher relative credit quality attributes. (For additional information, see “Asset Quality.”) The ratio of net charge-offs to average loans on an annualized basis for the nine months ended September 30, 2006, decreased to .16% compared to .20% for the same period in 2005. The ratio of net charge-offs to average loans for 2005 was .23%. The allowance for loan losses as a percentage of loans at September 30, 2006, was 1.06% compared to 1.15% and 1.20% at December 31, 2005, and September 30, 2005, respectively. The following schedule summarizes changes in the allowance for loan losses for the periods indicated (dollars in thousands):

	Nine Months Ended		Year Ended
	September 30,		December 31,
	2006	2005	2005
Balance at beginning of period	$12,643	$12,174	$12,174
Charge-offs:
Commercial, financial and agricultural	1	104	385
SBA	67	—	—
Real estate-construction	—	—	—
Real estate-mortgage	3	115	160
Consumer installment	2,417	2,118	2,890

Total charge-offs	2,488	2,337	3,435

Recoveries:
Commercial, financial and agricultural	418	273	284
SBA	142	—	—
Real estate-construction	—	—	—
Real estate-mortgage	5	11	41
Consumer installment	528	479	679

Total recoveries	1,093	763	1,004

Net charge-offs	1,395	1,574	2,431
Provision for loan losses	2,300	2,500	2,900

Balance at end of period	$13,548	$13,100	$12,643

Ratio of net charge-offs to average loans	.16%	.20%	.23%

Allowance for loan losses as a percentage of loans at end of period	1.06%	1.20%	1.15%

     Consumer installment loan net charge-offs in the first nine months of 2006 of $1.9 million were approximately $250,000 greater than the same period in 2005, due primarily to significant growth in outstanding balances. The ratio of net charge-offs to average consumer loans outstanding was .31% and .39% the first nine months of 2006 and 2005, respectively. Consumer loan charge-offs represented 97.1% of total charge-offs for the first nine months of 2006.
Noninterest Income
     Noninterest income for the third quarter of 2006 was $4.0 million compared to $3.9 million for the same period in 2005, an increase of $70,000 or 1.8%. This increase was primarily due to an increase in revenue from SBA lending activities and an increase in service charges on deposit accounts, offset in large part by a decrease in revenue from mortgage banking activities and a decrease in revenue from brokerage activities. Income from SBA lending activities, which includes both gains from the sale of SBA loans including the capitalization of excess servicing rights and servicing and ancillary fees on loans sold, increased $364,000 to $456,000 due to significant expansion of the SBA lending business and the hiring of seasoned lenders. Income from service charges on deposit accounts increased $132,000 or 13.1% to $1.1 million due to a significant increase in transaction accounts and activity as a result of the advertising and marketing program initiated in January 2006.

Revenue from mortgage banking activities decreased $147,000 or 47.6% to $162,000 due in part to a general decline in the mortgage origination business. Revenue from brokerage activities decreased $134,000 or 53.6% to $116,000 due to a decline in volume.
     Noninterest income for the first nine months of 2006 was $11.3 million compared to $10.7 million for the same period in 2005, an increase of $606,000, or 5.7%. This increase was primarily due to the expansion of the SBA lending business, an increase in indirect lending activities and an increase in revenues from bank owned life insurance, offset in part by decreases in revenues from mortgage banking activities and brokerage activities.
     Income from SBA lending activities increased $983,000 to $1.2 million due to the significant expansion of the SBA lending business as noted above. Income from indirect lending activities, which includes both net gains from the sale of indirect automobile loans including the capitalization of excess servicing rights and servicing and ancillary loan fees on loans sold, for the first nine months of 2006 increased $112,000 or 3.7% to $3.2 million compared to the same period of 2005. The increase was due primarily to increased servicing and ancillary loan fees on loans sold. Indirect automobile loans serviced for others totaled $283 million and $256 million at September 30, 2006 and 2005, respectively, an increase of $27 million or 10.5%, reflecting an increase in the volume of sales of indirect automobile loans with servicing retained during the first nine months of 2006 when compared to the same nine months of 2005 and a decline in payment speeds of serviced loans. There were sales of $40 million of indirect automobile loans in the third quarter of 2006 and sales of $110 million in the first nine months of 2006, compared to sales of $44 million and $105 million for the same periods in 2005. Revenues from bank owned life insurance increased $176,000 or 27.3% to $821,000 as a result of purchases of $10.0 million in additional insurance in mid-2005.
     Revenue from mortgage banking activities decreased $517,000 or 49.2% to $534,000 due in part to the general decline in the mortgage origination business discussed previously. Revenue from brokerage activities decreased $169,000 or 23.3% to $555,000 due to the decline in volume.
Noninterest Expense
     Noninterest expense was $10.1 million and $30.2 million for the third quarter and the nine months ended September 30, 2006, respectively, compared to $8.8 million and $25.8 million, respectively, for the same periods in 2005, increases of 14.4% and 17.3%, respectively. Increases in 2006 expenses primarily related to salaries and employee benefits, advertising and promotional and other noninterest expenses.
     Salaries and employee benefits expenses increased 14.1% and 17.2% or $668,000 and $2.4 million to $5.4 million and $16.4 million, respectively, in the third quarter and the first nine months of 2006 compared to the same periods in 2005. The increases were primarily attributable to the addition of seasoned loan production and branch operations staff, significantly expanding the SBA lending department and the opening of the Sugarloaf and Conyers branches during 2006. Full-time equivalent employees totaled 377 at September 30, 2006, compared to 334 at September 30, 2005. Management expects this trend of increasing salaries and employee benefits expenses to continue, but on a more moderate basis, as the Bank expands our market footprint further in the Atlanta metropolitan market.
     Advertising and promotion expenses increased $285,000 and $967,000 to $307,000 and $1.1 million, respectively in the third quarter and first nine months of 2006 compared to the same periods of 2005. During January 2006, Fidelity initiated a deposit acquisition program designed primarily to significantly increase both personal and business interest-bearing and noninterest-bearing transaction accounts and balances. This program continued through the third quarter of 2006 as it is generating significant numbers of new accounts and new relationships and increased deposit balances.

     Other operating expenses increased $80,000 and $629,000 or 6.5% and 19.9%, respectively, to $1.3 million and $3.8 million in the third quarter and the first nine months of 2006 when compared to the same periods in 2005. The increase was primarily due to business development expenses, hiring costs, bank security costs, costs related to growing volumes of accounts and related transaction activity and the amortization expense related to the investment in Georgia low income housing tax credits, for which there was no comparable expense in the same periods of 2005.
Provision for Income Taxes
     The provision for income taxes for the third quarter and first nine months of 2006 was $1.2 million and $3.4 million, respectively, compared to $1.5 million and $4.0 million for the same periods in 2005. The effective tax rate for the third quarter and the first nine months of 2006 was 30.5% and 31.0%, respectively, and for the comparable periods in 2005 was 34.7% and 34.6%, respectively. The effective tax rate for the third quarter and the first nine months of 2006 was less than that for the same periods in 2005 due in part to the investment in Georgia low income housing tax credits during 2006.
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
Changes in Internal Control over Financial Reporting
     There has been no change in Fidelity’s internal control over financial reporting during the three months ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, Fidelity’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Fidelity is a party to claims and lawsuits arising in the course of normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of September 30, 2006, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on Fidelity’s results of operations or financial condition.
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
     Failure to achieve the revenue increases expected to result from Fidelity’s recent expenditures in its transaction deposit and lending businesses may adversely affect its business. In January 2006, Fidelity implemented a transaction deposit acquisition program, expanded its branch network, and made investments in its lending businesses by expanding the SBA Lending Department and hiring additional indirect automobile and commercial lenders. These programs were primarily driven by the Strategic Plan, which includes accelerating Fidelity’s focus on strengthening the sales force and culture to increase both quality loan production and transaction deposit growth. In connection with these investments, Fidelity increased salaries and benefits and advertising and promotion expenses, which resulted in a decrease in net income for the nine months ended September 30, 2006, when compared to the same period in 2005. These expenditures were designed to increase revenues and profits through 2006 and beyond. If Fidelity does not achieve the revenue increases expected from these expenditures, net income will continue to be negatively impacted.

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

FIDELITY SOUTHERN CORPORATION
(Registrant)

Date: November 2, 2006	BY:	/s/ James B. Miller, Jr.
James B. Miller, Jr. Chief Executive Officer

Date: November 2, 2006	BY:	/s/ B. Rodrick Marlow
B. Rodrick Marlow
Chief Financial Officer