Form 10-K
period 2006-12-31
FIDELITY SOUTHERN CORP
filed 2007-03-15
CIK 822662

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File Number 000-22374

Fidelity Southern Corporation
(Exact name of registrant as specified in its charter)

Georgia	58-1416811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3490 Piedmont Road, Suite 1550 Atlanta, Georgia (Address of principal executive offices)	30305 (Zip Code)

Registrant’s telephone number, including area code: (404) 240-1504

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, without stated par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the registrant) as of June 30, 2006 (based on the average bid and ask price of the Common Stock as quoted on the NASDAQ National Market System on June 30, 2006), was $107,121,606.

At March 12, 2007, there were 9,301,155 shares of Common Stock outstanding, without stated par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Shareholders for fiscal year ended December 31, 2006, are incorporated by reference into Part II. Portions of the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I
Item 1. Business
General
     Fidelity Southern Corporation (“FSC” or “Fidelity”) is a registered bank holding company headquartered in Atlanta, Georgia. We conduct operations primarily though Fidelity Bank, a state chartered wholly owned subsidiary bank (the “Bank”). The Bank was first organized as a national banking corporation in 1973 and converted to a Georgia chartered state bank in 2003. LionMark Insurance Company (“LIC”) is a wholly owned subsidiary of FSC and is an insurance agency offering a consumer credit related insurance product. FSC also owns four subsidiaries established to issue trust preferred securities. The “Company”, “we” or “our”, as used herein, includes FSC and its subsidiaries, unless the context otherwise requires.
     At December 31, 2006, we had total assets of $1,649 million, total loans of $1,389 million, total deposits of $1,387 million, and shareholders’ equity of $95 million.
Forward-Looking Statements
     This report on Form 10-K may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations relating to present or future trends or factors generally affecting the banking industry and specifically affecting our operations, markets and services. Without limiting the foregoing, the words “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon assumptions we believe are reasonable and may relate to, among other things, the adequacy of the allowance for loan losses, changes in interest rates, and litigation results. These forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those projected for many reasons, including without limitation, changing events and trends that have influenced our assumptions. These trends and events include:
(i)	changes in the interest rate environment, which may reduce margins;

(ii)	non-achievement of expected growth;

(iii)	less favorable than anticipated changes in the national and local business environment and securities markets;

(iv)	adverse changes in regulatory requirements affecting us;

(v)	greater competitive pressures among financial institutions in our market;

(vi)	changes in fiscal, monetary, regulatory, and tax policies;

(vii)	changes in political, legislative, and economic conditions;

(viii)	inflation;

(ix)	greater loan losses than historic levels; and

(x)	failure to achieve the revenue increases expected to result from our recent investments in our transaction deposit and lending businesses.
     This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included herein and are not intended to represent a complete list of all risks and uncertainties in our business. Investors are encouraged to read the risks discussed under “Item 1A. — Risk Factors.”
Market Area, Products and Services
     The Bank provides an array of financial products and services for business and retail customers primarily through 21 branches in Fulton, Dekalb, Cobb, Clayton, Gwinnett and Rockdale counties in Georgia and the Internet at www.lionbank.com. The Bank’s customers are primarily individuals and small and medium sized businesses located in Georgia. In addition, residential construction and mortgage lending are also conducted through the Bank’s Jacksonville, Florida, loan production office. Indirect automobile lending (the purchase of consumer automobile installment sales contracts from automobile dealers) and Small Business Administration (“SBA”) lending are conducted primarily throughout the Southeast.
     The Bank is primarily engaged in attracting deposits from individuals and businesses and using these deposits and borrowed funds to originate construction and residential real estate loans, commercial loans, commercial loans secured by real estate, SBA loans, direct and indirect automobile loans, residential mortgage and home equity loans, and secured and unsecured installment loans. Internet banking, including on-line bill pay, and Internet cash management services are available to individuals and businesses, respectively. The Bank also provides international trade services. Trust services, credit card loans, and merchant services activities are provided through agreements with third parties. Investment services are provided through an agreement with an independent broker-dealer.
     We have grown our assets, deposits, and profits internally by building on our lending products, expanding our deposit products delivery capabilities, opening new branches, and hiring experienced bankers with existing customer relationships in our market.
  Deposits
     The Bank offers a full range of depository accounts and services to both individuals and businesses. As of December 31, 2006, deposits totaled approximately $1,387 million, consisting of (dollars in millions):

Noninterest-bearing demand deposits	$154
Interest-bearing demand deposits and money market accounts	287
Savings deposits	182
Time deposits ($100,000 or more)	277
Time deposits, including brokered deposits (less than $100,000)	487

Total	$1,387

     In late 2005, the Bank hired a marketing firm to oversee our efforts to increase the number and volume of our personal and business demand deposit accounts. The program was launched on January 27, 2006, with the goals of building relationships with existing customers, adding new customers, increasing transaction accounts, and helping manage our rising cost of funds. Based on the success of this program during 2006, the Bank intends to continue this marketing program during 2007.

  Lending
     The Bank’s primary lending activities include construction loans, SBA sponsored loans, commercial loans to small and medium sized businesses, consumer loans (primarily indirect automobile loans), and real estate loans. Secured construction loans to homebuilders and developers and residential mortgages are primarily made in the Atlanta, Georgia, and Jacksonville, Florida, metropolitan areas. The loans are generally secured by first and second real estate mortgages. Commercial lending consists of the extension of credit for business purposes, primarily in the Atlanta metropolitan area. SBA loans, originated in the Atlanta metropolitan area and throughout the Southeast, are primarily made through the Bank’s SBA loan production office in Conyers, Georgia. The Bank offers direct installment loans to consumers on both a secured and unsecured basis.
     As of December 31, 2006, the Bank had total loans outstanding, including loans held-for-sale, consisting of (dollars in millions):

Commercial, financial and agricultural	$124	(1)
Real estate – mortgage–commercial	177	(2)
Real estate – construction	306
Real estate – mortgage–residential	92
Consumer installment loans	690	(3)

Total	$1,389

(1)	Includes $17 million of indirect automobile loans financed for businesses and $1 million in SBA loans held-for-sale.

(2)	Includes $14 million in SBA loans held-for-sale.

(3)	Includes $681 million of indirect automobile loans financed for individuals, of which $43 million was held-for-sale.
     The loan categories in the above schedule are based on certain regulatory definitions and classifications. Certain of the following discussions are in part based on the Bank defined loan portfolios and may not conform to the above classifications.
  Consumer Lending
     The Bank’s consumer lending activity primarily consists of indirect automobile lending. The Bank also makes direct consumer loans (including direct automobile loans), residential mortgage and home equity loans, and secured and unsecured personal loans.
   Indirect Automobile Lending
     The Bank purchases, on a nonrecourse basis, consumer installment contracts secured by new and used vehicles purchased by consumers from franchised motor vehicle dealers and selected independent dealers located throughout the Southeast. A portion of the indirect automobile loans the Bank originates is sold with servicing retained. At December 31, 2006, we were servicing $268 million in loans we had sold, primarily to other financial institutions.
     During 2006, the Bank produced $516 million of indirect automobile loans, while profitably selling $123 million to third parties with servicing retained. The balances in indirect automobile loans held-for-sale fluctuate from month to month as pools of loans are developed for sale and due to normal monthly principal payments.

  Real Estate Mortgage Lending
     At December 31, 2006, the Bank’s real estate mortgage loans consisted of $177 million in commercial real estate mortgage loans, $45 million in residential mortgage loans, and $47 million in home equity loans and lines of credit.
     The Bank’s residential mortgage loan business focuses on one-to-four family properties. We offer Federal Housing Authority (“FHA”), Veterans Administration (“VA”), and conventional and non-conforming residential mortgage loans. In addition, loans are occasionally purchased from independent mortgage companies located in the Southeast. The Bank operates our residential mortgage banking business from four locations in the Atlanta metropolitan area and a loan production office in Jacksonville, Florida. The Bank is an approved originator and servicer for the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”), and is an approved originator for loans insured by the Department of Housing and Urban Development (“HUD”).
     The balances in mortgage loans held-for-sale fluctuate due to economic conditions, interest rates, the level of real estate activity, the amount of mortgage loans retained by the Bank, and seasonal factors. During 2006, we originated approximately $18 million in loans, while selling $19 million to third parties. The Bank primarily sells originated residential mortgage loans and processes brokered loans, servicing released, to investors. The Bank does not service mortgage loans for third parties.
  Commercial Real Estate Lending
     The Bank engages in commercial real estate lending through direct originations. The Bank’s commercial real estate portfolio loans are made to small and medium sized businesses to provide diversification, to generate assets that are sensitive to fluctuations in interest rates, and to generate deposit and other relationships. Commercial real estate loans are generally prime-based floating-rate loans or shorter-term (one to five year) fixed-rate loans.
   Real Estate Construction Lending
     The Bank originates real estate construction loans that consist primarily of one-to-four family residential construction and development loans made to builders, developers, and retail mortgage customers. Loan disbursements are closely monitored by management to ensure that funds are being used strictly for the purposes agreed upon in the loan covenants. The Bank employs both internal staff and external engineering organizations to ensure that requests for loan disbursements are substantiated by regular inspections and reviews. Construction and development loans are similar to all residential loans in that borrowers are underwritten according to their adequacy of repayment sources at the time of approval. Unlike conventional residential lending, however, signs of deterioration in a construction loan or development loan customer’s ability to repay the loan are measured throughout the life of the loan and not only at origination or when the loan becomes past due. In most instances, loan amounts are limited to 80% of the appraised value upon completion of the construction project. The Bank operates our real estate construction loans through our Atlanta, Georgia, and Jacksonville, Florida, loan production offices.
  Commercial and Industrial Lending
     The Bank originates commercial and industrial loans, which include certain SBA loans that are generally secured by property such as inventory, equipment and finished goods. All commercial loans are evaluated for the adequacy of repayment sources at the time of approval and are regularly reviewed for any deterioration in the ability of the borrower to repay the loan. In most instances, collateral is required to provide an additional source of repayment in the event of default by the borrower. The structure of the collateral varies from loan to loan depending on the financial strength of the borrower, the amount and terms of the loan, and the collateral available to be pledged.

  Brokerage Services
     The Bank offers a full array of brokerage products through an agreement with an independent full service broker-dealer.
  International Trade Services
     The Bank provides services to individuals and business clients to meet their international business requirements. Letters of credit, foreign currency drafts, foreign and documentary collections, export finance, and international wire transfers represent some of the services provided.
  Investment Securities
     At December 31, 2006, we owned investment securities totaling $142 million. Investment securities may include obligations of the U.S. Treasury, agencies of the U.S. Government, including mortgage backed securities, and Bank Qualified municipal bonds.
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

     Inter-agency guidelines adopted by Federal banking regulators require that financial institutions establish real estate lending policies. The guidelines also establish certain maximum allowable real estate loan-to-value standards. The Bank has adopted policies and standards, which are in compliance with Federal and state regulatory requirements.
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
     The Bank maintains an allowance for loan losses, which is established and maintained through provisions charged to operations. Such provisions are based on management’s evaluation of the loan portfolio, including loan portfolio concentrations, current economic conditions, the economic outlook, past loan loss experience, adequacy of underlying collateral, and such factors which, in management’s judgment, deserve consideration in estimating losses. Loans are charged off when, in the opinion of management, such loans are deemed to be uncollectible. Subsequent recoveries are added to the allowance.
   Asset/Liability Management
     The Company’s Asset/Liability Committee (“ALCO”) manages on an overall basis the mix of and terms related to the Company’s assets and liabilities. ALCO attempts to manage asset growth, liquidity, and capital in order to maximize income and reduce interest rate risk. ALCO directs our overall acquisition and allocation of funds and reviews and sets rates on deposits, loans, and fees.
   Investment Portfolio Policy
     The Company’s investment portfolio policy is designed to maximize income consistent with liquidity, collateral needs, asset quality, regulatory constraints, and asset/liability objectives. The policy is reviewed at least annually by the Boards of Directors of the Company and the Bank. The Boards of Directors are provided information on a regular basis concerning significant purchases and sales of investment securities, including resulting gains or losses. They are also provided information related to average maturity, Federal taxable equivalent yield, and appreciation or depreciation by investment categories.
Supervision and Regulation
     The following is a brief summary of the Company’s and the Bank’s supervision and regulation as financial institutions and is not intended to be a complete discussion of all NASDAQ National Market, state or federal rules, statutes and regulations affecting their operations, or that apply generally to business corporations or NASDAQ listed companies. Changes in the rules, statutes and regulations applicable to the Company and the Bank can affect the operating environment in substantial and unpredictable ways.
   General
     We are a registered bank holding company subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “Act”). We are required to file annual and quarterly financial information with the Federal Reserve and are subject to periodic examination by the Federal Reserve.

     The Act requires every bank holding company to obtain the Federal Reserve’s prior approval before (1) it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not already control; (2) it or any of its non-bank subsidiaries may acquire all or substantially all of the assets of a bank; and (3) it may merge or consolidate with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of the voting shares of any company engaged in non-banking activities. This prohibition does not apply to activities listed in the Act or found by the Federal Reserve, by order or regulation, to be closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation or order to be closely related to banking are:
•	making or servicing loans and certain types of leases;

•	performing certain data processing services;

•	acting as fiduciary or investment or financial advisor;

•	providing brokerage services;

•	underwriting bank eligible securities;

•	underwriting debt and equity securities on a limited basis through separately capitalized subsidiaries; and

•	making investments in corporations or projects designed primarily to promote community welfare.
     Although the activities of bank holding companies have traditionally been limited to the business of banking and activities closely related or incidental to banking (as discussed above), the Gramm-Leach-Bliley Act (the “GLB Act”) relaxed the previous limitations and permitted bank holding companies to engage in a broader range of financial activities. Specifically, bank holding companies may elect to become financial holding companies, which may affiliate with securities firms, and insurance companies and engage in other activities that are financial in nature. Among the activities that are deemed “financial in nature” include:
•	lending, exchanging, transferring, investing for others or safeguarding money or securities;

•	insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability, or death, or providing and issuing annuities, and acting as principal, agent, or broker with respect thereto;

•	providing financial, investment, or economic advisory services, including advising an investment company;

•	issuing or selling instruments representing interest in pools of assets permissible for a bank to hold directly; and

•	underwriting, dealing in or making a market in securities.
     A bank holding company may become a financial holding company under this statute only if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. A bank holding company that falls out of compliance with such requirement may be required to cease engaging in certain activities. Any bank holding company that does not elect to become a financial holding company remains subject to the bank holding company restrictions of the Act.
     Under this legislation, the Federal Reserve Board serves as the primary “umbrella” regulator of financial holding companies with supervisory authority over each parent company and limited authority over its subsidiaries. The primary regulator of each subsidiary of a financial holding company will depend on the type of activity conducted by the subsidiary. For example, broker-dealer subsidiaries will be regulated largely by securities regulators and insurance subsidiaries will be regulated largely by insurance authorities.
     The Company has no current plans to register as a financial holding company.

     The Company must also register with the Georgia Department of Banking and Finance (“GDBF”) and file periodic information with the GDBF. As part of such registration, the GDBF requires information with respect to the financial condition, operations, management and intercompany relationships of the Company and the Bank and related matters. The GDBF may also require such other information as is necessary to keep itself informed as to whether the provisions of Georgia law and the regulations and orders issued there under by the GDBF have been complied with, and the GDBF may examine the Company and the Bank. The Florida Office of Financial Regulation (“FOFR”) does not examine or directly regulate out-of-state holding companies for loan production offices.
     The Company is an “affiliate” of the Bank under the Federal Reserve Act, which imposes certain restrictions on (1) loans by the Bank to the Company, (2) investments in the stock or securities of the Company by the Bank, (3) the Bank’s taking the stock or securities of an “affiliate” as collateral for loans by the Bank to a borrower, and (4) the purchase of assets from the Company by the Bank. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.
     The Bank is regularly examined by the Federal Deposit Insurance Corporation (the “FDIC”). As a state banking association organized under Georgia law, the Bank is subject to the supervision of, and is regularly examined by, the GDBF. The Bank’s Florida loan production office is subject to examination by the FOFR. Both the FDIC and GDBF must grant prior approval of any merger, consolidation or other corporation reorganization involving the Bank. A bank can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly controlled institution.
   Payment of Dividends
     We are a legal entity separate and distinct from the Bank. Most of the revenue we receive results from dividends paid to us by the Bank. There are statutory and regulatory requirements applicable to the payment of dividends by the Bank, as well as by us to our shareholders.
     Under the regulations of the GDBF, dividends may not be declared out of the retained earnings of a state bank without first obtaining the written permission of the GDBF, unless such bank meets all the following requirements:
(a)	total classified assets as of the most recent examination of the bank do not exceed 80% of equity capital (as defined by regulation);

(b)	the aggregate amount of dividends declared or anticipated to be declared in the calendar year does not exceed 50% of the net profits after taxes but before dividends for the previous calendar year; and

(c)	the ratio of equity capital to adjusted assets is not less than 6%.
     The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of each of the Bank’s total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends to the Bank. At December 31, 2006, net assets available from the Bank to pay dividends without prior approval from regulatory authorities totaled approximately $6.0 million. For 2006, our declared cash dividend payout to common stockholders was $3.0 million.

  Capital Adequacy
     The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. Banks and bank holding companies are required to have (1) a minimum level of Total Capital (as defined) to risk-weighted assets of eight percent (8%); and (2) a minimum Tier 1 Capital (as defined) to risk-weighted assets of four percent (4%). In addition, the Federal Reserve and the FDIC have established a minimum three percent (3%) leverage ratio of Tier 1 Capital to quarterly average total assets for the most highly-rated banks and bank holding companies. “Tier 1 Capital” generally consists of common equity excluding unrecognized gains and losses on available for sale securities, plus minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock less certain intangibles. The Federal Reserve and the FDIC will require a bank holding company and a bank, respectively, to maintain a leverage ratio greater than four percent (4%) if either is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve. The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies. The FDIC and the Federal Reserve consider interest rate risk in the overall determination of a bank’s capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk.
     In addition, Section 38 of the Federal Deposit Insurance Act implemented the prompt corrective action provisions that Congress enacted as a part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “1991 Act”). The “prompt corrective action” provisions set forth five regulatory zones in which all banks are placed largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank’s financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank’s capital leverage ratio reaches 2%. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital.
     The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) a “well capitalized” institution has a Total risk-based capital ratio of at least 10%, a Tier 1 risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an “adequately capitalized” institution has a Total risk-based capital ratio of at least 8%, a Tier 1 risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an “undercapitalized” institution has a Total risk-based capital ratio of under 8%, a Tier 1 risk-based ratio of under 4% or a leverage ratio of under 4%; (4) a “significantly undercapitalized” institution has a Total risk-based capital ratio of under 6%, a Tier 1 risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a “critically undercapitalized” institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The FDIC regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital.
     To continue to conduct its business as currently conducted, the Company and the Bank will need to maintain capital well above the minimum levels. As of December 31, 2006 and 2005, the most recent notifications from the FDIC categorized the Bank as “well capitalized” under current regulations.

  Internal Control Reporting
     The 1991 Act also imposes substantial auditing and reporting requirements and increases the role of independent accountants and outside directors of banks. Institutions with $1 billion or more in total assets are required to report on their internal control over financial reporting and compliance with designated laws and regulations.
   Commercial Real Estate
     In December, 2006 the federal banking agencies, including the FDIC, issued a final guidance on concentrations in commercial real estate lending, noting that recent increases in banks’ commercial real estate concentrations could create safety and soundness concerns in the event of a significant economic downturn. The guidance mandates certain minimal risk management practices and categorizes banks with defined levels of such concentrations as banks requiring elevated examiner scrutiny. The Bank has a concentration in commercial real estate loans in excess of those defined levels. Management believes that our credit processes and procedures meet the risk management standards dictated by this guidance, but it is not yet possible to determine the impact this guidance may have on examiner attitudes with respect to the Bank’s real estate concentrations, which attitudes could effectively limit increases in the Bank’s loan portfolios and require additional credit administration and management costs associated with the portfolios.
  Loans
     Inter-agency guidelines adopted by federal bank regulators mandate that financial institutions establish real estate lending policies with maximum allowable real estate loan-to-value limits, subject to an allowable amount of non-conforming loans as a percentage of capital. The Bank adopted the federal guidelines in 2001.
  Transactions with Affiliates
     Under federal law, all transactions between and among a state nonmember bank and its affiliates, which include holding companies, are subject to Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated there under. Generally, these requirements limit these transactions to a percentage of the bank’s capital and require all of them to be on terms at least as favorable to the bank as transactions with non-affiliates. In addition, a bank may not lend to any affiliate engaged in non-banking activities not permissible for a bank holding company or acquire shares of any affiliate that is not a subsidiary. The FDIC is authorized to impose additional restrictions on transactions with affiliates if necessary to protect the safety and soundness of a bank. The regulations also set forth various reporting requirements relating to transactions with affiliates.
   Financial Privacy
     In accordance with the GLB Act, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain person information to a nonaffiliated third party. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

  Anti-Money Laundering Initiatives and the USA Patriot Act
     A major focus of governmental policy on financial institutions in recent years has been aimed at combating terrorist financing. This has generally been accomplished by amending existing anti-money laundering laws and regulations. The USA Patriot Act of 2001 (the “USA Patriot Act”) has imposed significant new compliance and due diligence obligations, creating new crimes and penalties. The United States Treasury Department has issued a number of implementing regulations that apply to various requirements of the USA Patriot Act to us and the Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.
Competition
     The banking business is highly competitive. The Bank competes for traditional bank business with numerous other commercial banks and thrift institutions in Fulton, DeKalb, Cobb, Clayton, Gwinnett and Rockdale counties, Georgia, the Bank’s primary market area other than for residential construction and development loans, SBA loans, residential mortgages, and indirect automobile loans. The Bank also competes for loans with insurance companies, regulated small loan companies, credit unions, and certain governmental agencies. The Bank competes with independent brokerage and investment companies, as well as state and national banks and their affiliates and other financial companies. Many of the companies with whom the Bank competes have greater financial resources.
     The indirect automobile financing and mortgage banking industries are also highly competitive. In the indirect automobile financing industry, the Bank competes with specialty consumer finance companies, including automobile manufacturers’ captive finance companies, in addition to other financial institutions. The residential mortgage banking business competes with independent mortgage banking companies, state and national banks and their subsidiaries, as well as thrift institutions and insurance companies.
Employees and Executive Officers
     As of December 31, 2006, we had 374 full-time equivalent employees. We are not a party to any collective bargaining agreement. We believe that our employee relations are good. We afford our employees a variety of competitive benefit programs including a retirement plan and group health, life and other insurance programs. We also support training and educational programs designed to ensure that employees have the types and levels of skills needed to perform at their best in their current positions and to help them prepare for positions of increased responsibility.

Executive Officers of the Registrant
     The Company’s executive officers, their ages, their positions with the Company at March 8, 2007, and the period during which they have served as executive officers, are as follows:

Name	Age	Since	Position
James B. Miller, Jr.	66	1979	Chairman of the Board and Chief Executive Officer of Fidelity since 1979; President of Fidelity from 1979 to April 2006; Chairman of Fidelity Bank since 1998; President of Fidelity Bank from 1977 to 1997, and from December 2003 through September 2004; and Chief Executive Officer of Fidelity Bank from 1977 to 1997 and from December 2003 until present. Chairman of LionMark Insurance Company, a wholly owned subsidiary, since November 2004.

H. Palmer Proctor, Jr.	39	1996	President of Fidelity since April 2006; Senior Vice President of Fidelity from January 2006 through April 2006; Vice President of Fidelity from 1996 through 2005; President of Fidelity Bank since October 2004 and Senior Vice President of Fidelity Bank from 1996 through September 2004. Secretary/Treasurer of LionMark Insurance Company, a wholly owned subsidiary, since November 2004.

B. Rodrick Marlow	64	1997	Principal Accounting Officer of Fidelity and Chief Financial Officer of Fidelity and Fidelity Bank since June 2006; Controller of Fidelity and Fidelity Bank from 1997 through May 2006.

David Buchanan	49	1995	Vice President of Fidelity since 1999; Executive Vice President of Fidelity Bank since October 2004; and Senior Vice President of Fidelity Bank from 1995 through September 2004. President of LionMark Insurance Company, a wholly owned subsidiary, since November 2004.
Available Information
     We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet web site that contains reports, proxy and information statements, and other information regarding issuers, including Fidelity, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

     We also make available free of charge on or through our Internet web site (http://www.lionbank.com) our Annual Report to Shareholders, our Annual Report on Form 10-K, and Quarterly Reports on Form 10-Q, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
     We also provide a copy of our Annual Report on Form 10-K, and our Annual Report to Shareholders, via mail, at no cost, upon receipt of a written request to the following address:
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
     Over the last two years our assets have increased $425 million, or 34.8%, from $1,224 million at December 31, 2004, to $1,649 million at December 31, 2006, primarily due to increases in real estate, construction, commercial and consumer loans. We expect to continue to experience growth in the amount of our assets, the level of our deposits and the scale of our operations. Achieving our growth targets requires us to attract customers that currently bank at other financial institutions in our markets, thereby increasing our share of the market. Our ability to successfully grow will depend on a variety of factors, including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas, and our ability to manage our growth. While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance that growth opportunities will be available or that we will successfully manage our growth. If we do not manage our growth effectively, we may not be able to achieve our business plan, and our business and prospects could be harmed.
Our construction and land development loans are subject to unique risks that could adversely affect earnings.
     Our construction and land development loan portfolio was $306 million at December 31, 2006, comprising 22.0% of total loans. Construction and land development loans are often riskier than home equity loans or residential mortgage loans to individuals. In the event of a general economic slowdown, they would represent higher risk due to slower sales and reduced cash flow that could impact the borrowers’ ability to repay on a timely basis. In addition, although regulations and regulatory policies affecting banks and financial services companies undergo continuous change and we cannot predict when changes will occur or the ultimate effect of any changes, there has been recent regulatory focus on construction, development and other commercial real estate lending. Recent changes in the federal policies applicable to construction, development or other commercial real estate loans make us subject to substantial limitations with respect to making such loans, increase the costs of making such loans, and require us to have a greater amount of capital to support this kind of lending, all of which could have a material adverse effect on our profitability or financial condition.

  Our recent results may not be indicative of our future operating results.
     We have achieved significant growth in earnings per share in recent years. For example, net income per share from continuing operations (diluted) grew from $.36 for the year ended December 31, 2002, to $1.12 for the year ended December 31, 2006. Our strong performance during this time period was, in part, the result of resolving regulatory issues, reducing our risk profile, improving asset quality, and managing expenses while growing earning assets. In the future, we will not have all of these earnings improvement opportunities and we may not have the benefit of a favorable interest rate environment or a strong residential mortgage market. In addition, the expenses incurred to hire additional lenders, expand the branch network, and increase lower cost deposits through a direct mail advertising program may not generate the anticipated level of increases in net income. Various factors, such as economic conditions, regulatory and legislative considerations, and competition may also impede or restrict our ability to increase earnings at a similar rate.
   Fluctuations in interest rates could reduce our profitability and affect the value of our assets.
     Like other financial institutions, our earnings and cash flows are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. Over any defined period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice versa. In addition, the individual market interest rates underlying our loan and deposit products (e.g., prime versus competitive market deposit rates) may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, our earnings may be negatively affected. In addition, loan volume and quality and deposit volume and mix can be affected by market interest rates. Changes in levels of market interest rates, including the current flat rate environment, could materially adversely affect our net interest spread, asset quality, origination volume and overall profitability.
     Interest rates have until recently been at historically low levels. However, from June 2004 through June 2006, the Federal Reserve increased its target for the Federal funds rate 17 times, from 1.00% to 5.25%. While these short-term market interest rates (which we use as a guide to price our deposits) have increased during this period, longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. This “flattening” of the market yield curve has had a negative impact on our interest rate spread and net interest margin to date. If short-term interest rates begin to rise again, and if rates on our deposits and borrowings continue to reprice upwards faster than the rates on our long-term loans and investments, we would experience further compression of our interest rate spread and net interest margin, which would have a negative impact on our profitability. Income could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.
     We principally manage interest rate risk by managing our volume and the mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition, and results of operations could be materially harmed.
     Changes in the level of interest rates also may negatively affect our ability to originate construction, commercial and residential real estate loans, the value of our assets, and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings.

A significant portion of the Bank’s loan portfolio is secured by real estate loans in the Atlanta, Georgia, metropolitan area and in eastern and northern Florida markets, and a downturn in real estate market values in those areas may adversely affect our business.
     Currently, our lending and other businesses are concentrated in the Atlanta, Georgia, metropolitan area and eastern and northern Florida. Our real estate mortgage and construction loans, which accounted for 41.4% of our total loan portfolio as of December 31, 2006, are similarly concentrated. Therefore, conditions in these markets will strongly affect the level of our nonperforming loans and our results of operations and financial condition. Real estate values and the demand for mortgages and construction loans are affected by, among other things, changes in general and local economic conditions, changes in governmental regulation, monetary and fiscal policies, interest rates and weather. Declines in our real estate markets could adversely affect the demand for new real estate loans, and the value and liquidity of the collateral securing our existing loans. Adverse changes in our markets could also reduce our growth rate, impair our ability to collect loans, and generally affect our financial condition and results of operations. The residential real estate markets in Atlanta and Jacksonville are currently experiencing a slowdown in sales and some pricing declines.
The Bank may be unable to maintain and service relationships with automobile dealers and the Bank is subject to their willingness and ability to provide high quality indirect automobile loans.
     The Bank’s indirect automobile lending operation depends in large part upon the ability to maintain and service relationships with automobile dealers, the strength of new and used automobile sales, the loan rate and other incentives offered by other purchasers of indirect automobile loans or by the automobile manufacturers and their captive finance companies, and the continuing ability of the consumer to qualify for and make payments on high quality automobile loans. There can be no assurance the Bank will be successful in maintaining such dealer relationships or increasing the number of dealers with which the Bank does business, or that the existing dealer base will continue to generate a volume of finance contracts comparable to the volume historically generated by such dealers.
Our profitability depends significantly on economic conditions in the Atlanta metropolitan area.
     Our success depends primarily on the general economic conditions of the Atlanta metropolitan area and the specific local markets in which we operate. Unlike larger national or regional banks that are more geographically diversified, the Bank provides banking and financial services to customers primarily in the Atlanta metropolitan areas including Fulton, Dekalb, Cobb, Clayton, Gwinnett, and Rockdale counties. The local economic conditions in these areas have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities, or other international or domestic occurrences, unemployment, changes in securities markets, or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.
We are subject to consumer and debtor protection laws.
     We are subject to numerous Federal and state consumer protection laws that impose requirements related to offering and extending credit. Federal and state governmental authorities may enact new laws and amend existing laws to regulate further the consumer credit industry or to reduce finance charges or other fees or charges that can be applicable to consumer loan accounts. Such laws, as well as any new regulations or rulings that may be adopted, may adversely affect our ability to collect on account balances or maintain existing levels of fees and charges with respect to the accounts. Any failure by us to comply with such legal requirements also could adversely affect our ability to collect the full amount of the account balances. Changes in Federal and state bankruptcy and debtor relief laws could adversely affect our results of operations and financial condition if such changes result in, among other things, additional administrative expenses and accounts being written off as uncollectible.

We are subject to extensive governmental regulation.
     As discussed previously, we are subject to extensive supervision and regulation by Federal and state governmental agencies, including the FRB, the GDBF and the FDIC. Future legislation, regulations, and government policy could adversely affect the Company and the financial institution industry as a whole, including the cost of doing business. Although the impact of such legislation, regulations, and policies cannot be predicted, future changes may alter the structure of, and competitive relationships among, financial institutions and the cost of doing business.
We are subject to environmental liability risk associated with lending activities.
     A significant portion of the Bank’s loan portfolio is secured by real property. During the ordinary course of business, the Bank may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.
We operate in a highly competitive industry and market area.
     We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the markets in which we operate. Additionally, various out-of-state banks continue to enter or have announced plans to enter the market area in which we currently operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes, and continued consolidation. Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services, as well as better pricing for those products and services.
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
     The Bank maintains an allowance for loan losses, which is established and maintained through provisions charged to operations. Such provisions are based on management’s evaluation of the loan portfolio, including loan portfolio concentrations, current economic conditions, the economic outlook, past loan loss experience, adequacy of underlying collateral, and such other factors which, in management’s judgment, deserve consideration in estimating loan losses. Loans are charged off when, in the opinion of management, such loans are deemed to be uncollectible. Subsequent recoveries are added to the allowance.
     The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Bank’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the estimated charge-offs utilized in determining the sufficiency of the allowance for loan losses, we will need additional provisions to increase the allowance. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations. See “Allowance for Loan Losses” in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this report for further discussion related to our process for determining the appropriate level of the allowance for loan losses.
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
     We intend to continue to build market share in the greater Atlanta metropolitan area through our branching strategy. We are planning two new branches that we intend to open during the second or third quarter of 2007. There are additional branch locations under consideration. There are considerable costs involved in opening branches and new branches generally require a period of time to generate sufficient revenues to offset their costs, especially in areas in which we do not have an established presence.
     Accordingly, any new branch can be expected to negatively impact our earnings for some period of time until the branch reaches certain economies of scale. Our expenses could be further increased if we encounter delays in the opening of any of our new branches. Finally, we have no assurance that our new branches will be successful, even after they have been established.
Our controls and procedures may fail or be circumvented.
     Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations, and financial condition.
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
     Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities that we engage in can be intense and we may not be able to hire people or to retain them. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, years of industry experience, and the difficulty of promptly finding qualified replacement personnel. We currently have employment agreements and non-compete agreements with certain of our senior officers.
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
     From time to time, customers and others make claims and take legal action pertaining to the Company’s performance of our responsibilities. Whether customer claims and legal action related to the Company’s performance of our responsibilities are founded or unfounded, or if such claims and legal actions are not resolved in a manner favorable to the Company, they may result in significant financial liability and/or adversely affect the market perception of the Company and our products and services, as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.
Risks Related to our Common Stock
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
Our common stock trading volume is less than that of other larger financial services companies.
     Although our common stock is listed for trading on NASDAQ, the trading volume in our common stock is less than that of larger financial services companies. A public trading market having the desired characteristics of depth, liquidity, and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.
An investment in our common stock is not an insured deposit.
     Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund, or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this Report. As a result, if you acquire our common stock, you may lose some or all of your investment.
Risks Associated with our Industry
The earnings of financial services companies are significantly affected by general business and economic conditions.
     Our operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U.S. economy and the local economies in which we operate, all of which are beyond our control. A deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, among other things, any of which could have a material adverse impact on our financial condition and results of operations.
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
Item 1B. Unresolved Staff Comments
     None
Item 2. Properties
     Our principal executive offices consist of 19,175 square feet of leased space in Atlanta, Georgia. Our operations are principally conducted from 65,897 square feet of leased space located at 3 Corporate Square, Atlanta, Georgia. The Bank has 21 branch offices located in Fulton, Dekalb, Cobb, Clayton, Gwinnett, and Rockdale Counties, Georgia, of which 14 are owned and seven are leased. The Company leases a residential construction, residential loan, and indirect automobile loan production office in Jacksonville, Florida, a SBA loan production office in Conyers, Georgia, and an off-site storage space in Atlanta, Georgia.

Item 3. Legal Proceedings
     We are a party to claims and lawsuits arising in the course of normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of December 31, 2006, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our results of operations or financial condition.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of 2006.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our market information and number of shareholders of record is incorporated by reference to the information that is contained under the caption “Market Price – Common Stock” in our Annual Report to Shareholders.
Dividends
     We have declared and paid the following dividends per common share in the past two fiscal years:

	Dividend
	2006	2005
Fourth Quarter	.08	$.07
Third Quarter	.08	.07
Second Quarter	.08	.07
First Quarter	.08	.07
     See Note 12 to the consolidated financial statements in Item 8 for a discussion of the restrictions on our ability to pay dividends.
Securities Authorized for Issuance Under Equity Compensation Plans
     The following table presents information as of December 31, 2006, with respect to shares of common stock of Fidelity that may be issued under equity compensation plans. The equity compensation plans of Fidelity consist of the Stock Option Plans and the 401(k) tax qualified savings plan.

Number of Securities Remaining
	Number of Securities		Available for Future Issuance
	to be Issued upon	Weighted Average	Under Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding Securities
Plan Category	Outstanding Options	Outstanding Options	Reflected in Column A)
Equity Compensation Plans Approved by Shareholders(1)	51,405	$14.30	818,840
Equity Compensation Plans Not Approved by Shareholders(2)	N/A	N/A	N/A

Total	51,405	$14.30	818,840

(1)	1997 Stock Option Plan and 2006 Equity Incentive Plan

(2)	Excludes shares issued under the 401(k) Plan.

Shareholder Return Performance Graph
     The following graph compares the percentage change in the cumulative five-year shareholder return on Fidelity’s Common Stock (traded on the NASDAQ National Market under the symbol “LION”) with the cumulative total return on the NASDAQ Composite Index, and the SNL NASDAQ Bank Index.
     The graph assumes that the value invested in the Common Stock of Fidelity and in each of the two indices was $100 on December 31, 2001, and all dividends were reinvested.
Total Return Performance

	Period Ending December 31,
Index	2001	2002	2003	2004	2005	2006
Fidelity Southern Corporation	$100.00	$139.20	$188.87	$274.57	$262.96	$278.16
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL NASDAQ Bank Index	100.00	102.85	132.76	152.16	147.52	165.62

Item 6. Selected Financial Data
     The following table contains selected consolidated financial data. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included in this report.

	SELECTED FINANCIAL DATA
	Years Ended December 31,
	2006		2005		2004		2003(1)		2002(1)
			(Dollars in thousands except per share data)
Interest income	$97,804		$74,016		$59,609		$56,718		$57,784
Interest expense	54,275		34,684		23,961		23,838		27,539
Net interest income	43,529		39,332		35,648		32,880		30,245
Provision for loan losses	3,600		2,900		4,800		4,750		6,668
Noninterest income, including securities gains	15,699		14,339		14,641		13,756		19,623
Securities gains, net	—		32		384		331		300
Noninterest expense	40,568		35,001		34,070		36,791		38,648
Income from continuing operations	10,374		10,326		7,632		3,753		3,179
Income from discontinued operations	—		—		—		78		8,216
Net income	10,374		10,326		7,632		3,831		11,395
Dividends declared – common	2,964		2,567		1,799		1,774		1,767
Per Share Data:
Income from continuing operations:
Basic earnings	$1.12		$1.13		$.85		$.42		$.36
Diluted earnings	1.12		1.12		.84		.42		.36
Net income:
Basic earnings	1.12		1.13		.85		.43		1.29
Diluted earnings	1.12		1.12		.84		.43		1.28
Book value	10.19		9.39		8.64		8.01		7.99
Dividends declared	.32		.28		.20		.20		.20
Dividend payout ratio	28.57%		24.86%		23.56%		47.27%		55.57%
Average common shares outstanding	9,268,132		9,176,771		9,003,626		8,865,059		8,832,309
Profitability Ratios:
Return on average assets	.70%		.79%		.66%		.36%		.34%
Return on average shareholders’ equity	11.67		12.59		10.29		5.29		5.10
Net interest margin	3.10		3.17		3.22		3.35		3.43
Efficiency ratio	68.49		65.21		67.75		78.89		77.50
Asset Quality Ratios:
Net charge-offs to average loans	.19%		.23%		.29%		.54%		.38%
Allowance to period-end loans	1.05		1.15		1.27		1.25		1.25
Nonperforming assets to total loans and repossessions	.40		.25		.29		.49		.92
Allowance to nonperforming loans and repossessions	2.52	x	4.50	x	5.53	x	3.14	x	2.03	x
Liquidity Ratios:
Total loans to total deposits	100.18%		100.51%		97.93%		93.81%		87.12%
Loans to total deposits	95.98		97.79		94.57		89.61		83.21
Average total loans to average earning assets	88.36		86.58		82.85		84.26		85.78
Capital Ratios:
Leverage	8.07%		8.64%		8.74%		9.03%		8.42%
Risk-based capital Tier 1	8.54		9.60		9.88		10.33		10.38
Total	10.37		11.97		11.91		12.74		12.55
Average equity to average assets	5.99		6.29		6.38		6.86		6.16
Balance Sheet Data (At End of Period):
Assets	$1,649,179		$1,405,703		$1,223,717		$1,091,919		$1,065,727
Earning assets	1,562,736		1,342,335		1,170,535		1,043,543		1,003,950
Total loans	1,389,024		1,129,777		995,289		833,029		789,402
Total deposits	1,386,541		1,124,013		1,016,377		887,979		906,095
Long-term debt	83,908		94,908		70,598		80,925		61,008
Shareholders’ equity	94,647		86,739		78,809		71,126		70,774
Daily Average:
Assets, net of discontinued operations	$1,483,384		$1,304,090		$1,162,651		$1,034,527		$937,452
Earning assets	1,415,105		1,247,480		1,114,141		986,485		882,947
Total loans	1,250,386		1,080,025		923,103		831,243		757,430
Total deposits	1,223,428		1,072,695		969,815		865,182		845,619
Long-term debt	94,111		81,817		80,205		46,906		61,360
Shareholders’ equity	88,866		82,002		74,137		70,967		62,317

(1)	In December 2002, we sold our credit card line of business, including all of its credit card accounts and outstanding balances. We serviced the credit card portfolio on a fee basis until May 15, 2003, at which time the servicing was transferred to the purchaser’s servicing systems. Substantially all operations and activities related to the credit card line of business ceased by June 30, 2003. In accordance with accounting principles generally accepted in the United States, the earnings of the credit card business are shown separately for 2002 and 2003 as Income from discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CONSOLIDATED FINANCIAL REVIEW
     The following management discussion and analysis addresses important factors affecting the results of operations and financial condition of FSC and its subsidiaries for the periods indicated. The consolidated financial statements and accompanying notes should be read in conjunction with this review.
Business Overview
     FSC is a bank holding company headquartered in Atlanta, Georgia, and is the parent company of its wholly owned subsidiaries, Fidelity Bank (“the Bank”), LionMark Insurance Company (“LIC”), and four subsidiaries formed to issue trust preferred securities. With over $1.6 billion in assets, the Bank provides an array of personal and electronic financial services including traditional deposit, lending, mortgage, and international trade services to our commercial and retail customers. Internet banking, including on-line bill pay, and Internet cash management services are available to individuals and businesses, respectively. We offer remote item capture deposit services to our commercial customers. Brokerage, credit card, trust, and merchant processing services and products are provided through partnering arrangements with third parties. The Bank currently conducts full-service banking and residential mortgage lending businesses through 21 locations in the metropolitan Atlanta area and an Internet branch at www.lionbank.com. The Bank conducts indirect automobile lending (the purchase of consumer automobile installment sales contracts from automobile dealers) throughout the Southeast. Residential mortgage lending and residential construction lending are conducted through certain of the Bank’s Atlanta offices and from a loan production office in Jacksonville, Florida. SBA lending is conducted throughout the Southeast.
     LIC provides a credit related insurance product to the Bank’s indirect automobile customers through our Atlanta, Georgia, office.
     Our profitability, as with most financial institutions, is significantly dependent upon net interest income, which is the difference between interest received on interest-earning assets, such as loans and securities, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. Results of operations are also affected by the provision for loan losses; noninterest income, such as service charges on deposit accounts and fees on other services, income from indirect and SBA lending activities, mortgage banking, brokerage activities, and bank owned life insurance; as well as noninterest expenses such as salaries and employee benefits, occupancy, furniture and equipment, professional and other services, and other expenses, including income taxes.
     Economic conditions, competition, and the monetary and fiscal policies of the Federal government significantly affect financial institutions. Beginning in 2004 and continuing until June 2006, the Federal government’s monetary and fiscal policy was marked by a steady pattern of increases to short-term interest rates. Our lending activities are also significantly influenced by the local economic environments in Atlanta, Georgia, and Jacksonville, Florida, including the demand for and supply of commercial and residential properties, competition among lenders, interest rate conditions, and prevailing rates for competing investments and deposit products in these primary market areas.
     Our focus is on building value. Our mission is “to continue growth, improve earnings and increase shareholder value; to treat customers, employees, community and shareholders according to the Golden Rule; and to operate within a culture of strong internal controls.” Fidelity Bank is Atlanta’s Community Bank. We are about building relationships with a locally oriented, community based focus. The Bank provides a broad array of sophisticated products delivered with quality personal service.

     The Bank’s franchise spans six counties in the metropolitan Atlanta market. Atlanta’s economy appears to be generally sound and growing based on economic trends, and we are optimistic regarding growth and profitability opportunities for 2007, although we anticipate some moderation in our rate of loan growth during early 2007, primarily related to a slowdown in residential real estate construction activity.
     Strategic initiatives completed over the past few years were designed to position ourselves to focus on the core banking business while expanding product offerings, reducing product delivery risk, reducing product credit risk, growing noninterest income, improving profitability, and strengthening capital.
     Although managing the net interest margin was a challenge in 2006, we continued to have well balanced substantial loan and deposit growth. In addition, during 2006, we grew shareholder value by growing the core bank and maintaining profits, while focusing on the future by implementing and continuing certain initiatives that are anticipated to contribute to our longer-term value through increasing the Bank’s transaction deposit base and increasing noninterest income. We define our core banking business as that of providing quality financial products, services, and delivery systems at the community banking level to both consumers and small to medium sized businesses.
     We continued our initiative to grow shareholder value by increasing personal and business transaction accounts to expand current customer relationships, add new customers, and increase the number and volume of lower cost transaction account deposits. In 2006, we strengthened our retail banking staff, opened two new branches in Sugarloaf and Conyers and continued market studies to identify several other potential branch sites. We have plans for two more branches in the second or third quarter of 2007. Our Totally Free business and personal checking account program was launched in January 2006, with a full array of new, simplified deposit products. In part, as a result of this initiative, transaction accounts increased 27% at December 31, 2006 compared to December 31, 2005 and the average balance of transaction accounts increased by approximately 9% for the same period.
     Also, the accelerated hiring of lenders, particularly in SBA, commercial, and indirect automobile lending, continued throughout 2006. The expansion of these areas is now in balance with revenues and profits projected for 2007, although as strategic opportunities present themselves, they will be carefully weighed in regard to current resource allocation versus longer-term shareholder value.
     Our focus for 2007 is on balancing growth, expenses, and capital with improved earnings.
Critical Accounting Policies
     Our accounting and reporting policies are in accordance with U.S. generally accepted accounting principles and conform to general practices within the financial services industry. Our financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions, and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses, and related disclosures. Different assumptions in the application of these policies, or conditions significantly different from certain assumptions, could result in material changes in our consolidated financial position or consolidated results of operations. The more critical accounting and reporting policies include those related to the allowance for loan losses, the capitalization of excess servicing assets and their amortization, loan related revenue recognition, and income taxes. Our accounting policies are fundamental to understanding our consolidated financial position and consolidated results of operations. Our significant accounting policies are discussed in detail in Note 1 in the “Notes to Consolidated Financial Statements.” Significant accounting policies have been periodically discussed and reviewed with and approved by the Audit Committee of the Board of Directors and the Board of Directors.

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
     A formal review of the allowance for loan losses is prepared at least quarterly to assess the probable credit risk inherent in the loan portfolio, including concentrations, and to determine the adequacy of the allowance for loan losses. For purposes of the quarterly management review, the consumer loan portfolio is separated by loan type and each loan type is treated as a homogeneous pool. In accordance with the Interagency Policy Statement on the Allowance for Loan and Lease Losses, the level of allowance required for each loan type is determined based upon current trends in charge-off rates for each loan type, adjusted for changes in these pools, which includes current information on the payment performance of each loan type. The level of allowance required for each loan type is determined in part based upon historical charge-off experience. Every commercial, commercial real estate, SBA, and construction loan is assigned a risk rating using established credit policy guidelines. A loss allocation factor is determined for each significant loan category based on historical charge-off experience, current trends, the economic outlook, and other factors. All nonperforming commercial, commercial real estate, SBA, and construction loans, and loans deemed to have greater than normal risk characteristics are reviewed monthly by Credit Review to determine the level of additional allocation for loan losses required to be specifically assigned to these loans. The amounts so determined are then added to or subtracted from the previously allocated allowance by category to determine the required allowance for commercial, commercial real estate, SBA, residential real estate, consumer, and construction loans.
Capitalized Servicing Assets and Liabilities
     Indirect automobile loan pools and certain SBA loans are sold with servicing retained. When the contractually specific servicing fees on loans sold servicing retained exceed the estimated costs to service those loans, a capitalized servicing asset is recognized. When the estimated costs to service loans exceed the contractually specific servicing fees on loans sold servicing retained, a capitalized servicing liability is recognized. Servicing assets and servicing liabilities are amortized over the expected lives of the serviced loans utilizing the interest method. Management makes certain estimates and assumptions related to costs to service varying types of loans and pools of loans, the projected lives of loans and pools of loans sold servicing retained, and discount factors used in calculating the present values of servicing fees projected to be received.
     No less frequently than quarterly, management reviews the status of all loans and pools of loans sold with related capitalized servicing assets to determine if there is any impairment to those assets due to such factors as earlier than estimated repayments or significant prepayments. Any impairment identified in these assets will result in reductions in their carrying values and a corresponding reduction in operating revenues.
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
     For commercial, SBA, construction, and real estate loans, the accrual of interest is discontinued and the loan categorized as nonaccrual when, in management’s opinion, due to deterioration in the financial position or operations of the borrower, the full repayment of principal and interest is not expected, or principal or interest has been in default for a period of 90 days or more, unless the obligation is both well secured and in the process of collection. Commercial, SBA, construction, and real estate secured loans may be returned to accrual status when management expects to collect all principal and interest and the loan has been brought current. Interest received on well collateralized nonaccrual loans is recognized on the cash basis. If the commercial, SBA, construction or real estate secured loan is not well collateralized, payments are applied to reduce principal.
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
Income Taxes
     We file consolidated Federal income tax returns, as well as tax returns in several states. Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under the liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. Deferred tax assets are reviewed annually to assess the probability of realization of benefits in future periods or whether valuation allowances are appropriate. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The calculation of the income tax provision is complex and requires the use of judgments and estimates in its determination.
Off-Balance Sheet Arrangements
     We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers, and to reduce our own exposure to fluctuations in interest rates. These financial instruments, which include commitments to extend credit and letters of credit, involve to varying degrees elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. The contract or notional amounts of these instruments reflect the extent of involvement we have in particular classes of financial instruments.

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
Financial Overview
     Since our inception, we have pursued managed profitable growth, primarily through internal expansion built on providing quality financial services in selected market areas. During 2006, we experienced significant and well-balanced loan and deposit growth. All loan production areas, except mortgage lending, achieved substantial production as a result of strong demand. The loan portfolio is well diversified among consumer, business, and real estate, and credit quality remains strong. The hiring of lenders, particularly for SBA and indirect automobile lending, continued throughout 2006 and we believe these areas are now in line with our 2007 currently projected revenues and profits.
     Our hiring, marketing and branch expansion initiatives implemented near the end of 2005 and continuing into 2006 have been successful as reflected in our strong loan and deposit growth, improving deposit mix and improvement in both net interest income and noninterest income.
     Net income for 2006 was $10.4 million compared to the $10.3 million earned in 2005. Net income per diluted share was $1.12 for 2006 and 2005. Key factors impacting our financial condition and results of operations for 2006 are summarized below:
•	Total assets increased $243 million or 17.3% to $1,649 million at the end of 2006 compared to $1,406 million at year end 2005. This increase was primarily due to the 22.9% increase in total loans, partially offset by decreases in Federal funds sold and investment securities.

•	Transaction accounts increased 27% through our deposit acquisition program.

•	Net interest income increased $4.2 million or 10.7% over 2005 to $43.5 million as the growth in volume exceeded the negative impact of a declining net interest margin and resulted in greater net interest income. The net interest margin declined seven basis points in 2006 to 3.10% from 3.17% in 2005 resulting from a 116 basis point increase in the cost of funds outpacing the 98 basis point increase in the yield on earning assets.

•	The provision for loan losses for 2006 was $3.6 million compared to $2.9 million in 2005. The increase in the provision was primarily due to increases in outstanding loan balances. Net charge-offs for 2006 were .19% of average loans outstanding compared to .23% for 2005. The allowance for loan losses was 1.05% of outstanding loans and provided a coverage ratio of 304% of nonperforming loans.
     The year ended December 31, 2006, was a year in which we experienced significant growth in loans, deposits, and in quality earning assets. We have positioned ourselves for balancing growth, expenses, and capital with earnings.
Results of Operations
2006	Compared to 2005
     Net Income
          Our net income for the year ended December 31, 2006, was $10.4 million or $1.12 basic and fully diluted earnings per share, respectively. Net income for the year ended December 31, 2005, was $10.3 million or $1.13 basic and $1.12 fully diluted earnings per share.
          The $48,000 increase in net income in 2006 compared to 2005 was largely attributable to increases in net interest income and noninterest income, offset in large part by the planned advertising and promotion costs associated with our transaction acquisition program which began in January 2006 and other increases in costs primarily driven by our Strategic Plan, which included accelerating our focus on strengthening our sales force and culture to increase both quality loan production and transaction deposit growth. Net interest income increased during 2006 compared to 2005 as the growth in volume exceeded the negative impact of a declining net interest margin and resulted in greater net interest income. The average balance of interest-earning assets increased $168 million, resulting in an increase in interest income, offset in part by a seven basis point decline in the net interest margin. Noninterest income increased by $1.4 million or 9.5% to $15.7 million in 2006 compared to 2005 primarily due to the expansion of the SBA lending business, generating an increase in revenues from those lending activities of $1.6 million, offset in part by declines in revenues from mortgage banking activities. Noninterest expense increased $5.6 million or 15.9% in 2006 compared to 2005 primarily due to increases in salaries and employee benefits, advertising and promotion expenses and other operating expenses.
     Net Interest Income/Margin
          Taxable-equivalent net interest income was $43.8 million in 2006 compared to $39.5 million in 2005, an increase of $4.3 million or 11.0%. Average interest-earning assets increased in 2006 to $1,415 million, a 13.4% increase when compared to 2005. Average interest-bearing liabilities increased to $1,256 million, a 14.5% increase. The net interest rate margin decreased by seven basis points to 3.10% in 2006 when compared to 2005.
          Interest income increased $23.8 million or 32.1% to $97.8 million during 2006 compared with 2005 as a result of the net growth of $168 million or 13.4% in average interest-earning assets and a 98 basis point increase in the yield on interest-earning assets. Average interest-earning assets in 2006 grew in all loan categories, as average loan balances grew $170 million. Offsetting this growth was a $1 million decrease in average investment securities balances, as principal payments on mortgage backed securities were utilized to fund higher yielding loan growth. The 104 basis point increase in the yield on interest-earning assets resulted primarily from increases in market rates of interest.

     Interest expense in 2006 increased $19.6 million or 56.5% to $54.3 million as a result of a $159 million or 14.5% growth in average interest-bearing liability balances, coupled with a 116 basis point increase in the cost of interest-bearing liabilities due to increasing prevailing interest rates, and aggressive competition for funds from other financial institutions as the Bank grew deposits to fund significant loan growth. Average total interest-bearing deposits increased $140 million or 14.7% to $1,095 million during 2006 compared to 2005, while average borrowings increased $19.1 million or 13.5% to $161 million. The increase in average total interest-bearing deposits was primarily due to advertised premium yield programs initiated to provide funding for loan growth, including special deposit programs offered as part of the grand openings of the new Sugarloaf and Conyers branches and a direct mail advertising program to increase transaction account balances and increase the total balances of multiple relationship customers.
Average Balances, Interest and Yields

	For the Years Ended December 31,
	2006			2005			2004
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
				(Dollars in thousands)
ASSETS
Interest-Earning Assets:
Loans, net of unearned income(1)(2)
Taxable	$1,239,437	$88,884	7.17%	$1,073,127	$65,778	6.13%	$915,360	$50,479	5.51%
Tax-exempt(3)	10,949	871	7.95	6,898	484	7.02	7,743	553	7.15

Total loans	1,250,386	89,755	7.18	1,080,025	66,262	6.14	923,103	51,032	5.53
Investment securities – taxable	155,955	7,893	5.03	156,917	7,557	4.82	180,045	8,636	4.85
Interest-bearing deposits	1,484	74	5.00	1,033	32	3.12	1,268	15	1.20
Federal funds sold	7,280	360	4.94	9,505	315	3.31	9,725	115	1.18

Total interest-earning assets	1,415,105	98,082	6.93	1,247,480	74,166	5.95	1,114,141	59,798	5.38
Noninterest-Earnings Assets:
Cash and due from banks	22,411			21,775			21,251
Allowance for loan losses	(13,133)			(12,913)			(11,116)
Premises and equipment	15,516			13,539			13,389
Other real estate owned	80			528			457
Other assets	43,405			33,681			24,529

Total assets	$1,483,384			$1,304,090			$1,162,651

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Demand deposits	$234,871	6,561	2.79	$225,138	4,044	1.80	$223,827	3,169	1.42
Savings deposits	177,505	7,328	4.13	153,700	4,575	2.98	118,566	2,069	1.75
Time deposits	683,074	31,462	4.61	576,326	19,329	3.35	515,499	13,559	2.63

Total interest-bearing deposits	1,095,450	45,351	4.14	955,164	27,948	2.93	857,892	18,797	2.19
Federal funds purchased	12,171	637	5.23	6,340	223	3.51	4,327	79	1.80
Securities sold under agreements to repurchase	28,954	928	3.21	28,695	716	2.50	17,844	191	1.07
Other short-term borrowings	25,337	1,058	4.17	24,648	654	2.65	10,931	399	3.65
Subordinated debt	46,908	4,378	9.33	44,790	3,814	8.52	36,598	3,084	8.34
Long-term debt	47,203	1,923	4.07	37,027	1,329	3.59	43,607	1,411	3.24

Total interest-bearing liabilities	1,256,023	54,275	4.32	1,096,664	34,684	3.16	971,199	23,961	2.47

Noninterest-Bearing Liabilities and Shareholders’ Equity:
Demand deposits	127,978			117,531			111,923
Other liabilities	10,517			7,893			5,392
Shareholders’ equity	88,866			82,002			74,137

Total liabilities and shareholders’ equity	$1,483,384			$1,304,090			$1,162,651

Net interest income/spread		$43,807	2.61		$39,482	2.79		$35,837	2.91

Net interest rate margin			3.10			3.17			3.22

(1)	Fee income relating to loans is included in interest income.

(2)	Nonaccrual loans are included in average balances and income on such loans, if recognized, is recognized on a cash basis.

(3)	Interest income includes the effects of taxable-equivalent adjustments of $278,000, $150,000, and $189,000, for each of the three years ended December 31, 2006, 2005, and 2004, respectively, using a combined tax rate of 35%.

Rate/Volume Analysis

	2006 Compared to 2005			2005 Compared to 2004
	Variance Attributed to (1)			Variance Attributed to (1)
	Volume	Rate	Net Change	Volume	Rate	Net Change
			(Dollars in thousands)
Net Loans:
Taxable	$11,023	$12,083	$23,106	$9,259	$6,040	$15,299
Tax-exempt(2)	316	71	387	(59)	(10)	(69)
Investment securities – taxable	(40)	376	336	(1,094)	15	(1,079)
Federal funds sold	(87)	132	45	(3)	203	200
Interest-bearing deposits	18	24	42	(3)	20	17

Total interest-earning assets	$11,230	$12,686	$23,916	$8,100	$6,268	$14,368

Interest-Bearing Deposits:
Demand	$183	$2,334	$2,517	$19	$856	$875
Savings	789	1,964	2,753	745	1,761	2,506
Time	4,012	8,121	12,133	1,731	4,039	5,770

Total interest-bearing deposits	4,984	12,419	17,403	2,495	6,656	9,151
Federal funds purchased	270	144	414	48	96	144
Securities sold under agreements to repurchase	7	205	212	165	360	525
Other short-term borrowings	19	385	404	391	(136)	255
Subordinated debt	186	378	564	667	63	730
Long-term debt	399	195	594	(209)	127	(82)

Total interest-bearing liabilities	$5,865	$13,726	$19,591	$3,557	$7,166	$10,723

(1)	The change in interest due to both rate and volume has been allocated to the components in proportion to the relationship of the dollar amounts of the change in each.

(2)	Reflects fully taxable equivalent adjustments using a combined tax rate of 35%.
  Provision for Loan Losses
     Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries.
     The provision for loan losses was $3.6 million in 2006, $2.9 million in 2005 and $4.8 million in 2004. Net charge-offs were $2.3 million in 2006 compared to $2.4 million in 2005 and $2.5 million in 2004. The ratio of net charge-offs to average loans outstanding was .19% in 2006 compared to .23% in 2005 and .29% in 2004. The increase in the provision in 2006 compared to 2005 was primarily due to loan portfolio growth.
     The allowance for loan losses as a percentage of loans outstanding at the end of 2006, 2005, and 2004 was 1.05%, 1.15% and 1.27%, respectively.
     For additional information on asset quality, refer to the discussions regarding loans, credit quality, nonperforming assets, and the allowance for loan losses.

Analysis of the Allowance for Loan Losses

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Balance at beginning of year	$12,643	$12,174	$9,920	$9,404	$5,405
Charge-offs:
Commercial, financial and agricultural	1	385	384	1,398	340
SBA	67	—	—	—	—
Real estate-construction	—	—	—	—	2
Real estate-mortgage	5	160	454	305	63
Consumer installment	3,616	2,890	2,770	3,145	2,782

Total charge-offs	3,689	3,435	3,608	4,848	3,187
Recoveries:
Commercial, financial and agricultural	505	284	456	82	4
SBA	145	—	—	—	—
Real estate-construction	—	—	—	—	—
Real estate-mortgage	7	41	66	41	3
Consumer installment	733	679	540	491	511

Total recoveries	1,390	1,004	1,062	614	518

Net charge-offs	2,299	2,431	2,546	4,234	2,669
Provision for loan losses	3,600	2,900	4,800	4,750	6,668

Balance at end of year	$13,944	$12,643	$12,174	$9,920	$9,404

Allowance for loan losses as a percentage of loans	1.05%	1.15%	1.27%	1.25%	1.25%
Ratio of net charge-offs during period to average loans outstanding, net	.19	.23	.29	.54	.38
     The 2006 recoveries noted in the above table primarily relate to loans charged off in years before 2006.
   Noninterest Income
     Noninterest income for 2006 was $15.7 million compared to $14.3 million in 2005, a 9.5% increase. This increase was primarily due to a $1.6 million increase in fee income from the expanded SBA lending business, offset in part by a $570,000 decline in revenue from mortgage banking activities.
     Service charges on deposit accounts increased $148,000 or 3.6% and other fees and charges increased $150,000 or 10.1%, primarily due to the growth in transaction accounts resulting from our deposit acquisition program. These revenues are expected to continue to increase during 2007.
     Income from SBA lending activities for 2006, which includes both gains from the sale of SBA loans including the capitalization of servicing rights and from servicing and ancillary fees on loans sold with servicing retained, totaled $2.1 million compared to $559,000 for 2005, primarily due to a significant expansion of the SBA lending business as a result of the hiring of seasoned lenders, and the increase in SBA loan production.
     Income from indirect lending activities for 2006, which includes gains from the sale of indirect automobile loans, servicing income and ancillary loan fees, increased $141,000 or 3.5% to $4.1 million compared to $4.0 million for 2005. This small increase was due to increased servicing fee income and ancillary loan fees, largely offset by a decline in gains on sales due to a reduced volume of loans sold and the adverse effect of rising interest rates. Indirect automobile loans serviced for others totaled $268 million and $260 million at December 31, 2006 and 2005, respectively, an increase of $8 million or 3.1%. In 2006, indirect automobile loan production was $516 million and increased $63 million or 13.9% when compared to 2005 production due in part to the hiring of several seasoned indirect automobile loan buyers in Tennessee and Florida during 2006. There were sales of $123 million of indirect automobile loans in 2006 compared to sales of $135 million in 2005. Management is negotiating with several parties interested in purchasing indirect automobile loans and believes the volume of indirect automobile loan sales will increase in 2007. Income from indirect automobile lending activities is an important source of noninterest revenue and is heavily driven by movements in interest rates, competitive pricing, and current loan production, which varies with significant changes in automobile sales and manufacturers’ marketing packages in our markets, which are predominantly Georgia, Florida and Tennessee.
     Revenue from mortgage banking activities in 2006 totaled $676,000 compared to $1.2 million in 2005, a decline of $570,000 or 45.7% due in part to a general decline in the mortgage origination business. The slowdown in the housing sector was a significant economic event in 2006. Nationally, as well as in our markets, housing sales decreased from 2005.
  Noninterest Expense
     Noninterest expense during 2006 increased $5.6 million or 15.9% to $40.6 million when compared to 2005, due primarily to increases in salaries and employee benefits, advertising and promotional and other operating expenses as we expanded our market presence through new locations, expanded advertising and hired additional proven lenders and retail bankers to accelerate growth. Other expense categories increased moderately, primarily due to expansion and growth.
     Salaries and employee benefits increased $3.1 million or 16.4% to $22.3 million in 2006 compared to 2005 due in large part to the addition of seasoned loan production and branch operations staff, significantly expanding the SBA lending department and the opening of the Sugarloaf and Conyers branches during 2006. In addition, we increased the number of indirect automobile lenders and, to some extent, support personnel. The number of full-time equivalent employees at December 31, 2006, was 374 compared to 356 full-time equivalent employees at December 31, 2005. We expect this trend of increasing salaries and employee benefits expenses to continue, but on a more moderate basis, as we intend to continue to expand our market footprint by opening additional branches in the Atlanta metropolitan market and grow the core bank.
     Advertising and promotion expenses increased $1.1 million or 432.8% to $1.3 million in 2006 when compared to 2005. During January 2006, the Bank initiated a deposit acquisition program designed primarily to significantly increase both personal and business interest-bearing and noninterest-bearing transaction accounts and balances. This program continued throughout 2006 and it has generated significant numbers of new accounts and new relationships and substantially increased deposit balances. During 2007 we intend to continue this program and expect advertising and promotion expenses to be comparable to 2006.
     Other operating expenses increased $858,000 or 20.4% to $5.1 million in 2006 when compared to 2005. The increase was primarily due to business development, hiring costs, bank security costs, costs related to growing volumes of accounts and related transaction activity, and amortization expense related to the investment in Georgia low income housing tax credits, for which there was no comparable expense in 2005.
  Provision for Income Taxes
     The provision for income taxes for 2006, 2005, and 2004 was $4.7 million, $5.4 million, and $3.8 million, respectively, with effective tax rates of 31.1%, 34.5%, and 33.2%, respectively. The decline in the effective tax rate during 2006 was in part the result of the purchase of Georgia low income housing tax credits.

2005 Compared to 2004
  Net Income
     Net income for the year ended December 31, 2005, was $10.3 million or $1.13 and $1.12 basic and fully diluted earnings per share, respectively. Net income for the year ended December 31, 2004, was $7.6 million or $.85 and $.84 basic and fully diluted earnings per share, respectively.
     The $2.7 million or 35.3% increase in net income in 2005 compared to 2004 was largely attributable to a $3.7 million or 10.3% increase in net interest income and a significant decline of $1.9 million or 39.6% in the provision for loan losses, offset in part by a $1.0 million or 2.7% increase in noninterest expenses. Net interest income increased during 2005 compared to 2004 as the average balance of interest-earning assets increased $133 million, offset in part by a five basis point decline in the net interest margin. The provision for loan losses during 2005 was significantly less than that for 2004 as most measures of asset quality improved significantly, including reduced net charge-offs during 2005 compared to 2004. Noninterest income declined slightly in 2005 compared to 2004 due primarily to decreases in mortgage banking activities, indirect lending activities, SBA lending activities, service charges on deposit accounts, and reduced securities gains, offset in part by increases in other fees and charges, brokerage activities and increases in the cash surrender value of bank owned life insurance. Noninterest expense increased somewhat in 2005 compared to 2004 primarily due to increases in salaries and employee benefits and professional and other services, offset in part by declines in most other categories of noninterest expense.
   Net Interest Income/Margin
     Taxable-equivalent net interest income was $39.5 million in 2005 compared to $35.8 million in 2004, an increase of $3.6 million or 10.2%. The $14.4 million or 24.2% increase in interest income for 2005 compared to 2004 was attributable to the net growth of $133 million or 12.0% in average interest-earning assets and a 57 basis point increase in the yield on interest-earning assets. The growth in average interest-earning assets in 2005 was driven primarily by growth in all loan categories except loans held-for-sale, as average loan balances grew $157 million, offset in part by a decrease in average investment securities balances, which declined $23 million, as principal payments on mortgage backed securities were utilized to fund higher yielding loan growth. The increase in the yield on interest-earning assets was due to increases in yields on all loan portfolios and the decrease in average balances in lower yielding investment securities. A 61 basis point increase in yields on average loan balances was in large part attributable to a steadily increasing short-term interest rate environment during the second half of 2004 and throughout 2005.
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
     Average interest-earning assets increased in 2005 to $1,247 million, a 12.0% increase when compared to 2004. Average interest-bearing liabilities increased to $1,097 million, a 12.9% increase. The net interest rate margin decreased by five basis points to 3.17% in 2005 when compared to 2004.
  Noninterest Income
     Noninterest income for 2005 was $14.3 million compared to $14.6 million in 2004, a 2.1% decrease. Decreases in revenues from service charges on deposit accounts, mortgage banking activities, indirect automobile lending activities, SBA lending activities, and gains on sale of securities were offset in part by increases in revenues from other fees and charges, brokerage activities, bank owned life insurance, and other revenues.
     In 2005, indirect automobile loan production was $453 million and increased $5 million or 1.2% when compared to 2004 production. Also, sales of indirect automobile loans in 2005 approximated $135 million or a decrease of 8.9% when compared to sales of $148 million in 2004. Indirect automobile loans serviced for others totaled $260 million at December 31, 2005, compared to $233 million serviced at the end of 2004, an increase of 11.9%. Income from indirect automobile lending activities is heavily driven by current loan production and will vary with significant changes in automobile sales and manufacturers’ marketing packages in our markets, which were predominately Georgia and Florida. During the late fall of 2005, Florida was hit with several hurricanes, and automobile manufacturers aggressively promoted sales by offering rebates and lowering loan rates through their captive finance companies. Each of these negatively impacted our fourth quarter loan production compared to prior quarters, although fourth quarter 2005 loan production exceeded that for the same period in 2004. As a result of decreased indirect automobile loans sold with servicing retained and less gain on sales as production was sold into a rising interest rate market, offset in part by higher revenues from an increased balance of indirect automobile loans serviced providing servicing and ancillary fees, revenue from indirect loan activities for 2005 totaled $4.0 million compared to $4.3 million in 2004, a decrease of $326,000 or 7.5%.
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
     Revenue from SBA lending activities for 2005 totaled $559,000 compared to $768,000 for 2004, primarily due to decreased SBA loan production and sales, although revenues from this activity increased in the fourth quarter of 2005 as a result of expanding that department substantially late in the third quarter of 2005 through the addition of several productive and seasoned SBA lenders.
     Revenue from bank owned life insurance totaled $946,000 in 2005 and was $367,000 or 63.4% greater than in 2004 due in large part to $10 million in additional bank owned life insurance purchased in the first half of 2005.
     Other revenues increased to $1.1 million in 2005 and were $660,000 or 164.6% greater than other revenues for 2004. This increased revenue was provided primarily by insurance commissions from our insurance agency subsidiary established in 2005 and by a gain of $241,000 from the sale of assets representing additional collateral obtained in 2001 from a loan relationship workout.

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
Financial Condition
     We manage our assets and liabilities to maximize long-term earnings opportunities while maintaining the integrity of our financial position and the quality of earnings. To accomplish this objective, management strives for efficient management of interest rate risk and liquidity needs. The primary objectives of interest-sensitivity management are to minimize the effect of interest rate changes on the net interest margin and to manage the exposure to risk while maintaining net interest income at acceptable levels. Liquidity is provided by carefully structuring the balance sheet and through unsecured and secured lines of credit with other financial institutions, the Federal Home Loan Bank of Atlanta (the “FHLB”), and the Federal Reserve Bank of Atlanta (the “FRB”).
     The Asset/Liability Management Committee (“ALCO”) meets regularly to, among other things, review our interest rate sensitivity positions and our balance sheet mix, review our product offerings and pricing, including rates, fees and charges, monitor our funding needs and sources, and assess our current and projected liquidity.
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
     ALCO, which includes senior management representatives, monitors and considers methods of managing the rate and sensitivity repricing characteristics of the balance sheet components consistent with maintaining acceptable levels of changes in portfolio values and net interest income with changes in interest rates. The primary purposes of ALCO are to manage our interest rate risk consistent with earnings and liquidity, to effectively invest our capital, and to preserve the value created by our core business operations. Our exposure to interest rate risk compared to established tolerances is reviewed on at least a quarterly basis by our Board of Directors.

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
     Earnings and fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Assumptions have been made as to appropriate discount rates, prepayment speeds, expected cash flows, and other variables. Changes in assumptions significantly affect the estimates and, as such, the derived earnings and fair value may not be indicative of the negotiable value in an actual sale or comparable to that reported by other financial institutions. In addition, the fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business. The tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates. Our policy states that a negative change in net present value (equity at risk) as a result of an immediate and sustained 200 basis point increase or decrease in interest rates should not exceed the lesser of 2% of total assets or 15% of total regulatory capital. It also states that a similar increase or decrease in interest rates should not negatively impact net interest income or net income by more than 5% or 15%, respectively.
     The following schedule reflects an analysis of our assumed market value risk and earnings risk inherent in our interest rate sensitive instruments related to immediate and sustained interest rate variances of 200 basis points, both above and below current levels (rate shock analysis). It also reflects the estimated effects on net interest income and net income over a one-year period and the estimated effects on net present value of our assets, liabilities, and off-balance sheet items as a result of an immediate and sustained increase or decrease of 200 basis points in market rates of interest as of December 31, 2006 and 2005 (dollars in thousands):
Rate Shock Analysis

	December 31, 2006		December 31, 2005
	+200 Basis	-200 Basis	+200 Basis	-200 Basis
Market Rates of Interest	Points	Points	Points	Points
Change in net present value	$(2,547)	$(1,699)	$(7,744)	$2,881

Change as a percent of total assets	(.15)%	(.10)%	(.55)%	.20%

Change as a percent of regulatory equity	(1.63)%	(1.09)%	(5.28)%	1.97%

Percent change in net interest income	.63%	(1.37)%	2.03%	(3.02)%

Percent change in net income	1.38%	(3.00)%	3.77%	(5.62)%

     The rate shock analysis at December 31, 2006, indicated that the effects of an immediate and sustained increase or decrease of 200 basis points in market rates of interest would fall well within policy parameters and approved tolerances for equity at risk, net interest income and net income.
     We have historically been asset sensitive to six months; however, we have been liability sensitive from six months to one year, largely mitigating the potential negative impact on net interest income and net income over a full year from a sudden and sustained decrease in interest rates. Likewise, historically the potential positive impact on net interest income and net income of a sudden and sustained increase in interest rates is reduced over a one-year period as a result of our liability sensitivity in the six-month to one-year time frame.
     As discussed, the negative impact of an immediate and sustained 200 basis point increase in market rates of interest on the net present value (equity at risk) was well within established tolerances at December 31, 2006, and was significantly less than that at December 31, 2005, primarily because of the reduced sensitivity in our transactional deposits. Also, the negative impact of an immediate and sustained 200 basis point decrease in market rates of interest on net interest income and net income was well within established tolerances and reflected a decrease in interest rate sensitivity at December 31, 2006, compared to year-end 2005. We follow FDIC guidelines for non-maturity deposits such as interest-bearing transaction and savings accounts in the interest rate sensitivity (gap) analysis; therefore, this analysis does not reflect the full impact of rapidly rising or falling market rates of interest on these accounts compared to the results of the rate shock analysis presented.
     Rate shock analysis provides only a limited, point in time view of interest rate sensitivity. The gap analysis also does not reflect factors such as the magnitude (versus the timing) of future interest rate changes and asset prepayments. The actual impact of interest rate changes upon earnings and net present value may differ from that implied by any static rate shock or gap measurement. In addition, net interest income and net present value under various future interest rate scenarios are affected by multiple other factors not embodied in a static rate shock or gap analysis, including competition, changes in the shape of the Treasury yield curve, divergent movement among various interest rate indices, and the speed with which interest rates change.
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

     The interest rate sensitivity structure within our balance sheet at December 31, 2006, indicated a cumulative net interest sensitivity liability gap of 11.56% when projecting out one year. In the near term, defined as 90 days, there was a cumulative net interest sensitivity asset gap of 9.64% at December 31, 2006. When projecting forward six months, there was a net interest sensitivity liability gap of 1.84%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle (see “Market Risk”). Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. Our policy states that the cumulative gap at six months and one year should generally not exceed 15% and 10%, respectively. Our cumulative gap at one year slightly exceeds the 10% threshold established for this measure primarily due to the flat yield curve and management’s expectation of flat to falling interest rates throughout 2007. We have positioned our average time deposit maturities in the six month to one year range based on the above, resulting in an increase in our liability sensitivity and positioning ourselves to take advantage of flat to falling interest rates. The interest rate shock analysis is generally considered to be a better indicator of interest rate risk and it reflects this increase in liability sensitivity.
     The following table illustrates our interest rate sensitivity gap at December 31, 2006, as well as the cumulative position at December 31, 2006 (dollars in thousands):
Interest Rate Sensitivity Analysis (1)

	Repricing Within
	0-30	31-60	61-90	91-120	121-150	151-180	181-365	Over One
	Days	Days	Days	Days	Days	Days	Days	Year	Total
Interest-Earning Assets:
Investment securities available - for-sale	$1,908	$1,908	$1,909	$1,909	$1,908	$1,909	$10,708	$86,637	$108,796
Investment securities held-to-maturity	466	466	465	465	465	465	2,783	27,607	33,182
Investment in FHLB stock	—	—	—	—	—	—	—	4,834	4,834
Loans	519,309	37,633	27,928	29,579	29,673	28,236	167,557	490,841	1,330,756
Loans held-for-sale	4,321	47,000	6,947	—	—	—	—	—	58,268
Federal funds sold	26,316	—	—	—	—	—	—	—	26,316
Due from banks – interest-earning	584	—	—	—	—	—	—	—	584

Total interest-earning assets	552,904	87,007	37,249	31,953	32,046	30,610	181,048	609,919	1,562,736

Interest-Bearing Liabilities:
Demand deposit accounts	9,264	7,720	6,948	6,793	6,639	6,484	38,598	71,946	154,392
Savings and NOW accounts	146,183	2,439	2,439	2,439	2,439	2,439	14,634	117,074	290,086
Money market accounts	57,892	10,735	9,841	9,662	9,483	9,304	26,839	45,168	178,924
Time deposits >$100,000	32,502	19,751	35,383	32,410	17,030	25,787	90,994	22,679	276,536
Time deposits <$100,000	42,418	28,984	28,012	50,220	36,865	55,897	150,874	93,333	486,603
Long-term debt	—	—	25,000	—	—	—	—	58,908	83,908
Short-term borrowings	61,061	—	—	—	—	—	11,000	—	72,061

Total interest-bearing liabilities	349,320	69,629	107,623	101,524	72,456	99,911	332,939	409,108	1,542,510

Interest sensitivity gap	$203,584	$17,378	$(70,374)	$(69,571)	$(40,410)	$(69,301)	$(151,891)	$200,811	$20,226

Cumulative gap at 12/31/06	$203,584	$220,962	$150,588	$81,017	$40,607	$(28,694)	$(180,585)	$20,226

Ratio of cumulative gap to total interest-earning assets at 12/31/06	13.03%	14.14%	9.64%	5.18%	2.60%	(1.84)%	(11.56)%	1.29%
Ratio of interest sensitive assets to interest sensitive liabilities at 12/31/06	158.28%	124.96%	34.61%	31.47%	44.23%	30.64%	54.38%	149.09%

(1)	We follow FDIC guidelines for non-maturity deposit accounts across multiple time bands. Savings and NOW accounts are equally distributed over 60 months with a limit of 40% of the total balance in the three to five year time frame, except for approximately $144 million in a special savings accounts with a guaranteed rate through December 31, 2006, at which time the rate will adjust to a market rate of interest. This balance is reflected in the 0-30 day maturity time band, as any change in the rate will be effective for all of the following three months. Demand deposits and money market accounts are distributed over 36 months with a limit of 40% of the total balance in the one to three year time frame, except for approximately $40 million in special rate money market accounts that are tied to changes in interest rate indices.
Liquidity
     Market and public confidence in our financial strength and that of financial institutions in general will largely determine the access to appropriate levels of liquidity. This confidence is significantly dependent on our ability to maintain sound credit quality and the ability to maintain appropriate levels of capital resources.

     Liquidity is defined as the ability to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis. Management measures the liquidity position by giving consideration to both on-balance sheet and off-balance sheet sources of and demands for funds on a daily and weekly basis.
     Sources of liquidity include cash and cash equivalents, net of Federal requirements to maintain reserves against deposit liabilities; investment securities eligible for sale or pledging to secure borrowings from dealers and customers pursuant to securities sold under agreements to repurchase (“repurchase agreements”); loan repayments; loan sales; deposits and certain interest-sensitive deposits; brokered deposits; a collateralized contingent line of credit at the FRB Discount Window; a collateralized line of credit from the FHLB; and, borrowings under unsecured overnight Federal funds lines available from correspondent banks. The principal demands for liquidity are new loans, anticipated fundings under credit commitments to customers, and deposit withdrawals.
     Maintaining appropriate levels of capital is an important factor in determining the availability of critical sources of liquidity. Providers of liquidity could terminate or suspend liquidity availability or require additional or higher quality collateral in the event of a capital adequacy issue. At December 31, 2006, capital ratios exceeded the Federal regulatory levels required for a well-capitalized institution. The capital of the Bank also exceeded the levels required by the GDBF.
     Management seeks to maintain a stable net liquidity position while optimizing operating results, as reflected in net interest income, the net yield on earning assets, and the cost of interest-bearing liabilities in particular. ALCO meets regularly to review the current and projected net liquidity positions and to review actions taken by management to achieve this liquidity objective. Levels of total liquidity, short-term liquidity, and short-term liquidity sources will be important in 2007 based on projected core loan growth and projected growth in both SBA and indirect automobile loan production and sales, with SBA loans held-for-sale balances, indirect automobile loans held-for-sale balances, and individual loans and pools of loans sold anticipated to increase from time to time during the year.
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
     The Company has limited liquidity, and it relies primarily on equity, subordinated debt, and trust preferred securities, interest income, management fees, and dividends from the Bank as sources of liquidity. Interest and dividends from subsidiaries ordinarily provide a source of liquidity to a bank holding company. The Bank pays interest to the Company on the Bank’s subordinated debt and its short-term investments in the Bank and cash dividends on its preferred stock and common stock. Under the regulations of the GDBF, bank dividends may not exceed 50% of the prior year’s net earnings without approval from the GDBF. If dividends received from the Bank were reduced or eliminated, our ability to pay dividends to our shareholders would be adversely affected.
     Net cash flows from operating activities primarily result from net income adjusted for the following noncash items: the provision for loan losses, depreciation, amortization, loans held-for-sale, and the lower of cost or market adjustments, if any. Net cash flows provided by operating activities in 2006 were negatively impacted primarily by $204 million in loans originated for resale, offset in part by net income of $10 million and proceeds from sale of loans, of $179 million. Net cash flows used in investing activities were negatively impacted primarily by $234 million in loan production volume net of repayments and due to $7 million of cash outflows for purchases of premises and equipment. In addition, the net cash flows used in investing activities were positively impacted by net cash inflows from investment securities of $20 million. Net cash flows provided by financing activities were positively impacted by increases in demand deposits, money market accounts and savings accounts of $101 million and in time deposits of $161 million, offset in part by a decrease of $20 million and $11 million in short-term debt and long-term debt, respectively. Cash and cash equivalents decreased $6 million as the significant net cash flows used in investing activities and the net cash flows used in operating activities were partially offset by net cash flows provided by financing activities, particularly the increase in deposits.
Contractual Obligations and Other Commitments
     The following schedule provides a summary of our financial commitments to make future payments, primarily to fund loan and other credit obligations, long-term debt, and rental commitments primarily for the lease of branch facilities, the operations center, the SBA lending office, and the commercial lending, construction lending, and executive offices as of December 31, 2006. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments, lines of credit, and letters of credit are presented at contractual amounts; however, since many of these commitments are “revolving” commitments as discussed below and many are expected to expire unused or partially used, the total amount of these commitments does not necessarily reflect future cash requirements.

	Commitment Maturity or Payment Due by Period
	Commitments		More Than 1	3 Years or
	or Long-term	1 Year or	Year but Less	More but Less	5 Years or
	Borrowings	Less	Than 3 Years	Than 5 Years	More
		(Dollars in thousands)
Home equity lines	$52,369	$1,607	$5,207	$10,548	$35,007
Construction	163,343	162,574	769	—	—
Acquisition and development	26,246	20,494	5,752	—	—
Commercial	52,851	40,813	6,835	2,973	2,230
SBA	579	579	—	—	—
Mortgage	325	325	—	—	—
Letters of Credit	10,223	9,692	306	225	—
Lines of Credit	3,110	1,876	4	2	1,228

Total financial commitments(1)	309,046	237,960	18,873	13,748	38,465
Subordinated debt(2)	46,908	—	—	—	46,908
Long-term borrowings(3)	37,000	—	12,000	25,000	—
Rental commitments(4)	13,477	2,440	4,608	4,159	2,270
Purchase obligations(5)	2,036	792	1,031	213	—

Total commitments and long-term borrowings	$408,467	$241,192	$36,512	$43,120	$87,643

(1)	Financial commitments include both secured and unsecured obligations to fund. Certain residential construction and acquisition and development commitments relate to “revolving” commitments whereby payments are received as individual homes or parcels are sold; therefore, the outstanding balances at any one time will be less than the total commitment. Construction loan commitments in excess of one year have provisions to convert to term loans at the end of the construction period.

(2)	Subordinated debt is comprised of four trust preferred security issuances in 2000, 2003 and 2005. We have no obligations related to the trust preferred security holders other than to remit periodic interest payments and to remit principal and interest due at maturity. Each trust preferred security provides us the opportunity to prepay the securities at specified dates from inception, the fixed rate issues with declining premiums based on the time outstanding or at par after designated periods for all issues.

(3)	All long-term borrowings are collateralized with investment grade securities or with pledged real estate loans.

(4)	Leases and other rental agreements typically have renewal options either at predetermined rates or market rates on renewal.

(5)	Purchase obligations include significant contractual obligations under legally enforceable contracts with contract terms that are both fixed and determinable and have greater than one year remaining at December 31, 2006. The majority of these amounts are primarily for services, including core processing systems and telecommunications maintenance.

     Except for loan charge-offs, nonperforming assets, and concerns with certain commercial and construction portfolio loans, there are no known trends, events, or uncertainties of which we are aware that may have or that are likely to have a material adverse effect on our liquidity, capital resources or operations.
Loans
     During 2006, total loans outstanding, which included loans held-for-sale, increased $259 million or 22.9% to $1,389 million when compared to 2005. The increase in total loans reflects in part our strategic focus on and commitment to grow the core loan portfolio significantly while also increasing the profitable origination and sale of indirect automobile loans, SBA loans and residential mortgage loans. The substantial increase in loans was in part the result of significant percentage growth in commercial real estate loans of $58 million or 55.5% to $163 million, growth of real estate construction loans of $48 million or 18.7% to $306 million, and commercial loans (excluding real estate) growth of $27 million or 27.9% to $123 million. In addition, consumer installment loans, consisting primarily of indirect automobile loans, grew $92 million or 16.5% to $647 million. Loans held-for-sale increased $28 million or 90.4% to $58 million primarily due to an increase of $17 million in indirect auto loans held-for-sale to $43 million and growth of $11 million in SBA loans held-for-sale to $15 million. The increase in total loans outstanding is due, in part, to increased market demand and hiring new producers.
Loans, by Category

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Loans:
Commercial, financial and agricultural	$107,992	$88,532	$79,597	$61,953	$72,751
Tax exempt commercial	14,969	7,572	6,245	8,144	967
Real estate-mortgage-commercial	163,275	104,996	98,770	87,038	70,928

Total commercial	286,236	201,100	184,612	157,135	144,646
Real estate-construction	306,078	257,789	199,127	148,328	138,679
Real estate-mortgage-residential	91,652	85,086	86,997	77,126	90,941
Consumer installment	646,790	555,194	490,490	413,149	379,669

Loans	1,330,756	1,099,169	961,226	795,738	753,935
Allowance for loan losses	13,944	12,643	12,174	9,920	9,404

Loans, net of allowance	$1,316,812	$1,086,526	$949,052	$785,818	$744,531

Total Loans:
Loans	$1,330,756	$1,099,169	$961,226	$795,738	$753,935
Loans Held-for-Sale:
Residential mortgage	321	1,045	4,063	2,291	17,967
Consumer installment	43,000	26,000	30,000	35,000	17,500
SBA	14,947	3,563	—	—	—

Total loans held-for-sale	58,268	30,608	34,063	37,291	35,467

Total loans	$1,389,024	$1,129,777	$995,289	$833,029	$789,402

Loan Maturity and Interest Rate Sensitivity

	December 31, 2006
		One
	Within	Through	Over Five
	One Year	Five Years	Years	Total
		(Dollars in thousands)
Loan Maturity:
Commercial, financial and agricultural	$70,611	$37,783	$14,567	$122,961
Real estate – construction	302,108	3,555	415	306,078

Total	$372,719	$41,338	$14,982	$429,039

Interest Rate Sensitivity:
Selected loans with:
Predetermined interest rates:
Commercial, financial and agricultural	$12,711	$37,671	$7,169	$57,551
Real estate – construction	14,745	2,795	—	17,540
Floating or adjustable interest rates:
Commercial, financial and agricultural	57,900	112	7,398	65,410
Real estate – construction	287,363	760	415	288,538

Total	$372,719	$41,338	$14,982	$429,039

   Credit Quality
     Credit quality risk in the loan portfolio provides our highest degree of risk. We manage and control risk in the loan portfolio through adherence to standards established by the Board of Directors and senior management, combined with a commitment to producing quality assets, monitoring loan performance, developing profitable relationships, and meeting the strategic loan quality and growth targets. Our credit policies establish underwriting standards, place limits on exposures, which include concentrations and commitments, and set other limits or standards as deemed necessary and prudent. Also included in the policy, primarily determined by the amount and type of loan, are various approval levels, ranging from the branch or department level to those that are more centralized. We maintain a diversified portfolio intended to spread risk and reduce exposure to economic downturns, which may occur in different segments of the economy or in particular industries. Industry and loan type diversification is reviewed quarterly.
     Management has taken numerous steps to reduce credit risk in the loan portfolio and to strengthen the credit risk management team and processes. As a result of this program, the average credit scores of indirect automobile loans in the loan portfolio have increased significantly over the years, to an average FICO credit score of 725 at December 31, 2006. In addition, all credit policies have been reviewed and revised as necessary, and experienced managers are in place and have strengthened commercial lending and Credit Administration. Primarily due to the growth in our loan portfolio, the provision for loan losses for the year ended December 31, 2006, was $3.6 million compared to a $2.9 million provision for loan losses for the year ended December 31, 2005. Net charge-offs in 2006 declined to $2.3 million on a much larger loan portfolio compared to $2.4 million during 2005. The decline in net charge-offs was primarily the result of increased recoveries. The allowance for loan losses as a percentage of loans was 1.05% as of the end of 2006 compared to 1.15% at the end of 2005, due to improved net charge-off trends and net charge-off ratios. The ratio of nonperforming assets to total loans at December 31, 2006, increased to .40% compared to .25% at the end of 2005.
     The Credit Review Department (“Credit Review”) regularly reports to senior management and the Loan and Discount Committee of the Board regarding the credit quality of the loan portfolio, as well as trends in the portfolio and the adequacy of the allowance for loan losses. Credit Review monitors loan concentrations, production, and loan growth, as well as loan quality, and independent from the lending departments, reviews risk ratings and tests credits approved for adherence to our lending standards. Finally, Credit Review also performs ongoing, independent reviews of the risk management process and adequacy of loan documentation. The results of its examinations are reported to the Loan and Discount Committee of the Board. The consumer collection function is centralized and automated to ensure timely collection of accounts and consistent management of risks associated with delinquent accounts.
     Nonperforming Assets
          Nonperforming assets consist of nonaccrual and troubled debt restructured loans, if any, repossessions, and other real estate. Nonaccrual loans are loans on which the interest accruals have been discontinued when it appears that future collection of principal or interest according to the contractual terms may be doubtful. Troubled debt restructured loans are those loans whose terms have been modified, because of economic or legal reasons related to the debtors’ financial difficulties, to provide for a reduction in principal, change in terms, or modification of interest rates to below market levels. Repossessions include vehicles and other personal property that have been repossessed as a result of payment defaults on indirect automobile loans and commercial loans.
          Nonperforming assets at December 31, 2006 and 2005, were $5.5 million and $2.8 million, respectively. At December 31, 2006 and December 31, 2005, we held no other real estate or troubled debt restructured loans. There was an $118,000 increase in repossessed assets and an increase of $2.6 million in nonaccrual loans during 2006. The increase in nonperforming assets from December 31, 2005, to December 31, 2006, is due primarily to one real estate secured credit in the range from $2 to $3 million. Management believes this credit is fully collateralized and no losses will be incurred. Nonperforming assets declined to $2.8 million in 2005 from $2.9 million at December 31, 2004. The decline was due to decreases in other real estate, repossessions, and nonaccrual loans.
          The ratio of nonperforming assets to total loans and repossessed assets was .40% at December 31, 2006, compared to .25% and .29% at December 31, 2005 and 2004, respectively. There were no loans past due 90 days and still accruing at December 31, 2006, or December 31, 2005, and an insignificant amount was reported at December 31, 2004.
          When a loan is classified as nonaccrual, to the extent collection is in question, previously accrued interest is reversed and interest income is reduced by the interest accrued in the current year. If any portion of the accrued interest was accrued in the previous year, accrued interest is reduced and a charge for that amount is made to the allowance for loan losses. For 2006, the gross amount of interest income that would have been recorded on nonaccrual loans, if all such loans had been accruing interest at the original contract rate, was approximately $133,000 compared to $71,000 and $50,000 during 2005 and 2004, respectively. For additional information on nonaccrual loans see “Critical Accounting Policies – Allowance for Loan Losses.”
Nonperforming Assets

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Nonaccrual loans	$4,587	$1,993	$1,578	$2,244	$3,756
Repossessions	937	819	625	918	886
Other real estate	—	—	665	938	2,629

Total nonperforming assets	$5,524	$2,812	$2,868	$4,100	$7,271

Loans past due 90 days or more and still accruing	$—	$—	$2	$195	$334

Ratio of loans past due 90 days or more and still accruing to total loans	—%	—%	—%	.02%	.04%
Ratio of nonperforming assets to total loans and repossessions	.40	.25	.29	.49	.92

          Management is not aware of any potential problem loans other than those disclosed in the table above, which would have a material adverse impact on asset quality.
     Allowance for Loan Losses
          As discussed in “Critical Accounting Policies – Allowance for Loan Losses,” the allowance for loan losses is established and maintained through provisions charged to operations. Such provisions are based on management’s evaluation of the loan portfolio including loan portfolio concentrations, current economic conditions, the economic outlook, past loan loss experience, adequacy of underlying collateral, and such other factors which, in management’s judgment, deserve consideration in estimating loan losses. Loans are charged off when, in the opinion of management, such loans are deemed to be uncollectible. Subsequently, recoveries are added to the allowance.
          For all loan categories, historical loan loss experience, adjusted for changes in the risk characteristics of each loan category, current trends, and other factors, is used to determine the level of allowance required. Additional amounts are allocated based on the possible losses of individual troubled loans and the effect of economic conditions on both individual loans and loan categories. Since the allocation is based on estimates and subjective judgment, it is not necessarily indicative of the specific amounts of losses that may ultimately occur.
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
          In determining the appropriate level for the allowance, management ensures that the overall allowance appropriately reflects a margin for the imprecision inherent in most estimates of the range of possible credit losses. This additional allowance, if any, is reflected in the unallocated portion of the allowance.
          At December 31, 2006, the allowance for loan losses was $13.9 million, or 1.05% of loans compared to $12.6 million, or 1.15% of loans at December 31, 2005. At December 31, 2004, Fidelity’s allowance for loan losses as a percentage of loans was 1.27%. Net charge-offs as a percent of average loans outstanding was .19% in 2006 compared to .23% for 2005 and .29% for 2004. The allowance allocated to commercial loans was $5.2 million at December 31, 2006, compared to $3.7 million at December 31, 2005. During 2006, commercial loan recoveries totaled $650,000 while gross charge-offs were $68,000. An increase in commercial loans included in adversely rated and problem loans at December 31, 2006, contributed to the $1.5 million increase in the allocated allowance required for commercial loans at December 31, 2006, compared to December 31, 2005. The allocated allowance for real estate construction loans increased $249,000 to $2.6 million at December 31, 2006, when compared to 2005, reflecting portfolio growth and specific provisions on adversely rated loans. The unallocated allowance decreased $699,000 to $394,000 at December 31, 2006, compared to year-end 2005 based on management’s assessment of losses inherent in the loan portfolio and not reflected in specific allocations, in part related to continued declining net charge-offs relative to average loan balances. See “Provision for Loan Losses.”

Allocation of the Allowance for Loan Losses

	December 31, 2006		December 31, 2005		December 31, 2004
	Allowance	%*	Allowance	%*	Allowance	%*
	(Dollars in thousands)
Commercial, financial and agricultural(1)	$5,226	21.51%	$3,717	18.30%	$4,703	19.20%
Real estate – construction	2,580	23.00	2,331	23.45	2,041	20.72
Real estate – mortgage–residential	521	6.89	610	7.74	588	9.05
Consumer installment	5,223	48.60	4,892	50.51	4,540	51.03
Unallocated	394	—	1,093	—	302	—

Total	$13,944	100.00%	$12,643	100.00%	$12,174	100.00%

	December 31, 2003		December 31, 2002
	Allowance	%*	Allowance	%*
Commercial, financial and agricultural(1)	$2,768	19.75%	$3,575	19.19%
Real estate – construction	1,777	18.64	1,665	18.39
Real estate – mortgage–residential	292	9.69	189	12.06
Consumer installment	4,500	51.92	3,777	50.36
Unallocated	583	—	198	—

Total	$9,920	100.00%	$9,404	100.00%

*	Percentage of respective loan type to loans.

(1)	Includes allowance allocated for real estate–mortgage–commercial loans and SBA loans.
Investment Securities
          The levels of taxable securities and short-term investments reflect our strategy of maximizing portfolio yields within overall asset and liability management parameters while providing for liquidity needs. Investment securities on an amortized cost basis totaled $145 million and $165 million at December 31, 2006 and 2005, respectively. The decrease of $20 million in investments at December 31, 2006, compared to December 31, 2005, was attributable to $20 million in repayments and prepayments of principal on mortgage backed securities. There were no investment purchases in 2006, as the Company used the liquidity resulting from investment repayments and maturities, along with the growth in deposits, to fund the significant loan growth in 2006. We intend to purchase investment securities in 2007 in excess of the repayments and prepayments from mortgage backed securities to increase liquidity and available collateral.
          The estimated weighted average life of the securities portfolio was 5.6 years at December 31, 2006, compared to 5.5 years at December 31, 2005. At December 31, 2006, approximately $111 million based on the amortized cost of investment securities were classified as available-for-sale, compared to $127 million based on the amortized cost at December 31, 2005. The net unrealized loss on these securities available for sale at December 31, 2006, was $2.6 million before taxes, compared to a net unrealized loss of $2.3 million before taxes at December 31, 2005. However, all investment securities at December 31, 2006, were agency notes and agency pass-through mortgage backed securities and the unrealized loss positions resulted not from credit quality issues, but from market interest rate increases over the interest rates prevalent at the time the mortgage backed securities were purchased, and are considered temporary.
          At December 31, 2006 and 2005, we classified all but $33 million and $38 million, respectively, of our investment securities as available-for-sale. We maintain a relatively high percentage of our investment portfolio as available-for-sale for possible liquidity needs related primarily to loan production, while held-to-maturity securities are primarily utilized for pledging as collateral for public deposits and other borrowings.

Distribution of Investment Securities

	December 31,
	2006		2005		2004
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$9,997	$9,917	$9,997	$9,940	$—	$—
Mortgage backed securities	134,545	131,364	154,850	151,931	160,558	160,728

Total	$144,542	$141,281	$164,847	$161,871	$160,558	$160,728

Maturity Distribution of Investment Securities and Average Yields(1)

	December 31, 2006			December 31, 2005
	Amortized	Fair	Average	Amortized	Fair	Average
	Cost	Value	Yield(1)	Cost	Value	Yield(1)
	(Dollars in thousands)
Available-for-Sale:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies:
Due after one year through five years	$9,997	$9,917	5.01%	$9,997	$9,940	5.01%
Mortgage backed securities	101,363	98,879	4.97	116,517	114,260	4.92

	$111,360	$108,796		$126,514	$124,200

Held-to-Maturity:
Mortgage backed securities	$33,182	$32,485	4.95%	$38,333	$37,671	4.95%

(1)	Weighted average yields are calculated on the basis of the carrying value of the security.
Deposits and Funds Purchased
          Total deposits increased $263 million or 23.4% during 2006 to $1,387 million at December 31, 2006, from $1,124 million at December 31, 2005, due primarily to an increase in time deposits of $161 million or 26.8% to $763 million, an increase in interest-bearing demand deposits of $62 million or 27.7% to $287 million, an increase in noninterest-bearing demand deposits of $33 million or 27.6% to $154 million and an increase in savings deposits of $6 million or 3.2% to $182 million. The increase in time deposits was primarily due to advertised premium yield programs which were initiated to provide funding for loan growth, including special deposit programs offered as part of the grand openings of the new Sugarloaf and Conyers branches. The increase in demand and money market accounts was in part due to an increase in the number of transaction accounts as the result of continued success of account acquisition program implemented in January 2006 and continuing through 2007.
          Average interest-bearing deposits during 2006 increased $140 million over 2005 average balances, primarily as a result of advertised premium yield and deposit account acquisition programs as noted above. The average balance of time deposits increased $107 million to $683 million, and the average balance of savings deposits increased $24 million to $178 million, while the average balance of interest-bearing demand deposits increased $10 million to $235 million. Core deposits, obtained from a broad range of customers, and our largest source of funding, consist of all interest-bearing and noninterest-bearing deposits except time deposits over $100,000 and brokered deposits obtained through investment banking firms utilizing master certificates. Brokered deposits totaled $132 million and $102 million at December 31, 2006 and 2005, respectively, and are included in other time deposit balances in the consolidated balance sheets. The average balance of interest-bearing core deposits was $728 million and $663 million during 2006 and 2005, respectively.

          Noninterest-bearing deposits are comprised of certain business accounts, including correspondent bank accounts and escrow deposits, as well as individual accounts. Average noninterest-bearing demand deposits totaling $128 million represented 15.0% of average core deposits in 2006 compared to an average balance of $118 million or 15.1% in 2005. The average amount of, and average rate paid on, deposits by category for the periods shown are presented in the following table (dollars in thousands):
Selected Statistical Information for Deposits

	December 31,
	2006		2005		2004
	Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$127,978	—%	$117,531	—%	$111,923	—%
Interest-bearing demand deposits	234,871	2.79	225,138	1.80	223,827	1.42
Savings deposits	177,505	4.13	153,700	2.98	118,566	1.75
Time deposits	683,074	4.61	576,326	3.35	515,499	2.63

Total average deposits	$1,223,428	4.14	$1,072,695	2.93	$969,815	2.19

Maturity Distribution of Time Deposits

	December 31, 2006
		$100,000 or
	Other	More	Total
	(Dollars in thousands)
Three months or less	$98,976	$87,636	$186,612
Over three through six months	142,983	75,227	218,210
Over six through 12 months	150,874	90,994	241,868
Over one through two years	71,808	15,399	87,207
Over two through three years	14,812	3,307	18,119
Over three through four years	6,954	3,973	10,927
Over four through five years	194	—	194
Over five years	2	—	2

Total	$486,603	$276,536	$763,139

Short-Term Debt
          FHLB short-term borrowings totaled $20 million at December 31, 2006, and consisted of the amount drawn on a collateralized line maturing January 2, 2007, with a daily interest rate comparable to an overnight Federal funds purchased rate applied to the outstanding balance, which rate was 5.52% on December 31, 2006. Borrowings under this collateralized line may be repaid at any time without penalty. All FHLB advances are collateralized with certain residential, home equity, and commercial real estate mortgage loans and, from time to time, agency notes or agency mortgage backed securities. FHLB short-term borrowings totaled $30 million at December 31, 2005, consisting of the amount drawn on a collateralized line maturing January 2, 2007, with a daily rate of interest of 4.44% on December 31, 2005.
          Other short-term borrowings totaled approximately $52 million and $62 million, respectively, at December 31, 2006 and 2005, consisting in part of $20 million and $15 million, respectively, of unsecured overnight Federal funds purchased through lines provided by commercial banks with an average rate of 5.40% and 4.32%, respectively, on December 31, 2006 and 2005, and $21 million and $36 million, respectively, in overnight repurchase agreements primarily with commercial customers at an average rate of 1.87% and 1.51%. In addition, long-term fixed rate borrowings collateralized with mortgage backed securities totaling $11 million with an average rate of 3.44% and 2.98%, respectively, were within one year of maturity at December 31, 2006 and 2005, and included in short-term borrowings.

Schedule of Short-Term Borrowings(1)

	Maximum		Average		Weighted
	Outstanding at	Average	Interest Rate	Ending	Average Interest
Years Ended December 31	Any Month-End	Balance	During Year	Balance	Rate at Year-End
	(Dollars in thousands)
2006	$98,470	$66,462	3.95%	$72,061	4.10%
2005	103,202	59,683	2.67	92,488	3.09
2004	65,581	33,102	2.02	52,212	1.91

(1)	Consists of Federal funds purchased, securities sold under agreements to repurchase, long-term borrowings within a year to maturity, and borrowings from the FHLB that mature either overnight or on a remaining fixed maturity not to exceed one year.
Subordinated Debt and Other Long-Term Debt
          The Company had approximately $84 million and $95 million, respectively, of subordinated debt and other long-term debt outstanding at December 31, 2006 and 2005, consisting of approximately $47 million in trust preferred securities classified as subordinated debt, including approximately $1 million in subordinated debt incurred to acquire stock in the trust preferred subsidiaries, $12 million and $23 million, respectively, in long-term borrowings collateralized with mortgage backed securities, and $25 million at December 31, 2006, in a Federal Home Loan Bank European Convertible Advance.
          On November 3, 2005, we entered into a $25 million FHLB five-year European Convertible Advance maturing November 3, 2010, with interest at 4.38%, with a one-time Federal Home Loan Bank conversion option at the end of the second year. Under the provisions of the advance, the FHLB has the option to convert the advance into a three-month London Interbank Borrowing Rate (“LIBOR”)-based floating rate advance effective November 3, 2007, at which time we may elect to terminate the agreement on any interest payment date without penalty. If the FHLB elects not to convert the advance, we have the option of paying a prepayment fee and terminating on any interest payment date prior to maturity.
          On March 17, 2005, we issued $10 million in floating rate capital securities (“Capital Securities II”) of Fidelity Southern Statutory Trust II with a liquidation value of $1,000 per security. Interest is adjusted quarterly at a rate per annum equal to the three-month LIBOR plus 1.89%. The Capital Securities II had an initial rate of 4.87% and a rate of 7.25% and 6.39% at December 31, 2006 and December 31, 2005, respectively. The issuance has a final maturity of 30 years, but may be redeemed at any distribution payment date on or after March 17, 2010, at the redemption price of 100%.
          On June 26, 2003, we issued $15 million in Floating Rate Capital Securities (“Capital Securities”) of Fidelity Southern Statutory Trust I with a liquidation value of $1,000 per security. Interest is adjusted quarterly at a rate per annum equal to the 3-month LIBOR plus 3.10%. The Capital Securities had an initial rate of 4.16%, with the provision that prior to June 26, 2008, the rate will not exceed 11.75%. The rates in effect on December 31, 2006 and 2005, were 8.47% and 7.62%, respectively. The issuance has a final maturity of 30 years, but may be redeemed at any distribution payment date on or after June 26, 2008, at the redemption price of 100%.
          On July 27, 2000, we issued $10.0 million of 11.045% Fixed Rate Capital Trust Preferred Securities of Fidelity National Capital Trust I with a liquidation value of $1,000 per share. On March 23, 2000, we issued $10.5 million of 10.875% Fixed Rate Capital Trust Pass-through Securities of FNC Capital Trust I with a liquidation value of $1,000 per share. Both issues have 30 year final maturities and are redeemable in whole or in part after ten years at declining redemption prices to 100% after 20 years.
          The trust preferred securities were sold in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Act”) and were not registered under the Act. The trust preferred securities are included in Tier 1 capital by the Company in the calculation of regulatory capital, subject to a limit of 25% for all restricted core capital elements, with any excess included in Tier 2 capital. The payments to the trust preferred securities holders are fully tax deductible.
          The $45.5 million of trust preferred securities issued by trusts established by us, as of December 31, 2006 and 2005, are not consolidated for financial reporting purposes in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (Revised),” (“FIN 46 (Revised)”). Thus, the equity investments in the subsidiaries created to issue the obligations, the obligations themselves, and related dividend income and interest expense are reported on a deconsolidated basis, with the investments in the amount of $1.4 million at December 31, 2006 and 2005, reported as other assets and dividends included as other noninterest income. The obligations, including the amount related to the equity investments, in the amount of $46.9 million at December 31, 2006 and 2005, are reported as subordinated debt, with related interest expense reported as interest on subordinated debt.
          On March 1, 2005, the FRB announced the adoption of a rule entitled “Risk-Based Capital Standards: Trust Preferred Securities and the Definition of Capital” (“Rule”) regarding risk-based capital standards for bank holding companies (“BHCs”) such as the Company. The Rule provides for a five-year transition period, with an effective date of March 31, 2009, but requires BHCs not meeting the standards of the Rule to consult with the FRB and develop a plan to comply with the standards by the effective date.
          The Rule defines the restricted core capital elements, including trust preferred securities, which may be included in Tier 1 capital, subject to an aggregate 25% of Tier 1 capital net of goodwill limitation. Excess restricted core capital elements may be included in Tier 2 capital, with trust preferred securities and certain other restricted core capital elements subject to a 50% of Tier 1 capital limitation. The Rule requires that trust preferred securities be excluded from Tier 1 capital within five years of the maturity of the underlying junior subordinated notes issued and be excluded from Tier 2 capital within five years of that maturity at 20% per year for each year during the five-year period to the maturity. The Company’s first junior subordinated note matures in March 2030.
          Our only restricted core capital elements consist of its trust preferred securities issues and we have no recorded goodwill; therefore, the Rule has minimal impact on our capital ratios, our financial condition, or our operating results. The trust preferred securities are eligible for our regulatory Tier 1 capital, with a limit of 25% of the sum of all core capital elements. All amounts exceeding the 25% limit are includable in the Company’s regulatory Tier 2 capital.
Shareholders’ Equity
          Shareholders’ equity at December 31, 2006 and 2005, was $95 million and $87 million, respectively, while realized shareholders’ equity was $96 million and $88 million, respectively. Realized shareholders’ equity is shareholders’ equity excluding accumulated other comprehensive loss, net of tax benefit. The increase in realized shareholders’ equity in 2006 was a result of net income plus common stock issued, net of dividends paid.
          The Company declared approximately $3.0 million, $2.6 million, and $1.8 million in dividends on common stock in 2006, 2005, and 2004, respectively. The following schedule summarizes per share common stock dividends declared for the last three years:

	Dividends Declared
	2006	2005	2004
First Quarter	$.08	$.07	$.05
Second Quarter	.08	.07	.05
Third Quarter	.08	.07	05
Fourth Quarter	.08	.07	.05

For the Year	$.32	$.28	$.20

Recent Accounting Pronouncements
          See Note 1 – “Summary of Significant Accounting Policies” in the accompanying Notes to Consolidated Financial Statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact, if any, on our operations and financial condition.
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
CONSOLIDATED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2006				2005
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands except per share date)
Interest income	$27,602	$25,745	$23,229	$21,228	$20,526	$18,937	$18,032	$16,521
Interest expense	16,018	14,627	12,689	10,941	10,230	9,191	8,331	6,932

Net interest income	11,584	11,118	10,540	10,287	10,296	9,746	9,701	9,589
Provision for loan losses	1,300	1,100	525	675	400	700	900	900
Noninterest income	4,291	4,046	3,777	3,585	3,551	3,972	3,595	3,221
Noninterest expense	10,356	10,051	10,082	10,079	9,241	8,783	8,478	8,499

Income before income taxes	4,219	4,013	3,710	3,118	4,206	4,235	3,918	3,411
Income tax expense	1,321	1,224	1,134	1,007	1,439	1,470	1,359	1,176

Net income	$2,898	$2,789	$2,576	$2,111	$2,767	$2,765	$2,559	$2,235

Earnings per share:
Basic earnings per share	$.31	$.30	$.28	$.23	$.31	$.30	$.28	$.24

Diluted earnings per share	$.31	$.30	$.28	$.23	$.30	$.30	$.28	$.24

Weighted average shares outstanding	9,282	9,276	9,266	9,248	9,208	9,175	9,171	9,153

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
          See Item 7, “Market Risk” and “Interest Rate Sensitivity” for a quantitative and qualitative discussion about our market risk.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Fidelity Southern Corporation
We have audited the accompanying consolidated balance sheets of Fidelity Southern Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fidelity Southern Corporation and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principals.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Fidelity Southern Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

March 12, 2007
Atlanta, Georgia

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(Dollars in thousands)
ASSETS
Cash and due from banks	$32,075	$20,250
Interest-bearing deposits with banks	584	929
Federal funds sold	26,316	44,177

Cash and cash equivalents	58,975	65,356
Investment securities available-for-sale (amortized cost of $111,360 and $126,514 at December 31, 2006 and 2005, respectively)	108,796	124,200
Investment securities held-to-maturity (approximate fair value of $32,485 and $37,671 at December 31, 2006 and 2005, respectively)	33,182	38,333
Investment in FHLB stock	4,834	4,919
Loans held-for-sale	58,268	30,608
Loans	1,330,756	1,099,169
Allowance for loan losses	(13,944)	(12,643)

Loans, net of allowance for loan losses	1,316,812	1,086,526
Premises and equipment, net	18,803	14,068
Accrued interest receivable	9,312	6,736
Bank owned life insurance	25,694	24,734
Other assets	14,503	10,223

Total assets	$1,649,179	$1,405,703

LIABILITIES
Deposits
Noninterest-bearing demand deposits	$154,392	$120,970
Interest-bearing deposits:
Demand and money market	286,620	224,511
Savings	182,390	176,760
Time deposits, $100,000 and over	276,536	225,162
Other time deposits	486,603	376,610

Total deposits	1,386,541	1,124,013
Federal funds purchased	20,000	15,000
Other short-term borrowings	52,061	77,488
Subordinated debt	46,908	46,908
Other long-term debt	37,000	48,000
Accrued interest payable	7,042	4,469
Other liabilities	4,980	3,086

Total liabilities	1,554,532	1,318,964

SHAREHOLDERS’EQUITY
Preferred Stock, no par value. Authorized 10,000,000; no shares issued and outstanding	—	—
Common Stock, no par value. Authorized 50,000,000; issued 9,288,222 and 9,240,527; outstanding 9,288,222 and 9,237,727 at 2006 and 2005, respectively	44,815	44,178
Treasury stock, at cost; 2,800 shares at December 31, 2005	—	(17)
Accumulated other comprehensive loss, net of tax	(1,590)	(1,434)
Retained earnings	51,422	44,012

Total shareholders’ equity	94,647	86,739

Total liabilities and shareholders’ equity	$1,649,179	$1,405,703

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands, except per share data)
Interest Income:
Loans, including fees	$89,477	$66,112	$50,843
Investment securities	7,893	7,557	8,636
Federal funds sold and bank deposits	434	347	130

Total interest income	97,804	74,016	59,609
Interest Expense:
Deposits	45,351	27,948	18,797
Short-term borrowings	2,623	1,593	669
Subordinated debt	4,378	3,814	3,084
Other long-term debt	1,923	1,329	1,411

Total interest expense	54,275	34,684	23,961
Net Interest Income	43,529	39,332	35,648
Provision for loan losses	3,600	2,900	4,800

Net Interest Income After Provision for Loan Losses	39,929	36,432	30,848
Noninterest Income:
Service charges on deposit accounts	4,207	4,059	4,454
Other fees and charges	1,642	1,492	1,134
Mortgage banking activities	676	1,246	1,917
Brokerage activities	753	949	683
Indirect lending activities	4,136	3,995	4,321
SBA lending activities	2,147	559	768
Bank owned life insurance	1,109	946	579
Securities gains, net	—	32	384
Other	1,029	1,061	401

Total noninterest income	15,699	14,339	14,641
Noninterest Expense:
Salaries and employee benefits	22,314	19,170	17,876
Furniture and equipment	2,636	2,733	2,953
Net occupancy	3,557	3,368	3,616
Communication	1,548	1,392	1,375
Professional and other services	2,955	2,848	2,340
Advertising and promotion	1,348	253	360
Stationery, printing and supplies	850	662	661
Insurance	299	372	780
Other	5,061	4,203	4,109

Total noninterest expense	40,568	35,001	34,070

Income before income tax expense	15,060	15,770	11,419
Income tax expense	4,686	5,444	3,787

Net Income	$10,374	$10,326	$7,632

Earnings per share:
Basic earnings per share	$1.12	$1.13	$.85

Diluted earnings per share	$1.12	$1.12	$.84

Weighted average shares outstanding – Basic	9,268,132	9,176,771	9,003,626

Weighted average shares outstanding – Fully Diluted	9,279,520	9,223,723	9,097,733

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other
					Comprehensive
	Common Stock		Treasury Stock		Income (Loss)	Retained
	Shares	Amount	Shares	Amount	Net of Tax	Earnings	Total
	(In thousands, except per share data)
Balance December 31, 2003	8,889	$40,516	11	$(69)	$259	$30,420	$71,126
Comprehensive income:
Net income	—	—	—	—	—	7,632	7,632
Other comprehensive loss, net of tax	—	—	—	—	(362)	—	(362)

Comprehensive income	—	—	—	—	—	—	7,270
Common stock issued under:
Employee benefit plans	237	2,131	—	—	—	—	2,131
Dividend reinvestment plan	5	78	(1)	3	—	—	81
Common dividends declared ($.20 per share)	—	—	—	—	—	(1,799)	(1,799)

Balance December 31, 2004	9,131	42,725	10	(66)	(103)	36,253	78,809
Comprehensive income:
Net income	—	—	—	—	—	10,326	10,326
Other comprehensive loss, net of tax	—	—	—	—	(1,331)	—	(1,331)

Comprehensive income	—	—	—	—	—	—	8,995
Common stock issued under:
Employee benefit plans	110	1,370	—	—	—	—	1,370
Dividend reinvestment plan	—	83	(7)	49	—	—	132
Common dividends declared ($.28 per share)	—	—	—	—	—	(2,567)	(2,567)

Balance December 31, 2005	9,241	44,178	3	(17)	(1,434)	44,012	86,739
Comprehensive income:
Net income	—	—	—	—	—	10,374	10,374
Other comprehensive loss, net of tax	—	—	—	—	(156)	—	(156)

Comprehensive income	—	—	—	—	—	—	10,218
Common stock issued and share-based compensation under:
Employee benefit plans	38	420	—	—	—	—	420
Dividend reinvestment plan	9	217	(3)	17	—	—	234
Common dividends declared ($.32 per share)	—	—	—	—	—	(2,964)	(2,964)

Balance December 31, 2006	9,288	$44,815	—	$—	$(1,590)	$51,422	$94,647

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Operating Activities:
Net income	$10,374	$10,326	$7,632
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	3,600	2,900	4,800
Depreciation and amortization of premises and equipment	1,975	1,980	2,011
Other amortization	337	318	332
Share based compensation	30	—	—
Proceeds from sale of loans	179,080	188,594	221,127
Proceeds from sales of other real estate	376	442	489
Loans originated for resale	(204,013)	(183,447)	(215,309)
Securities gains, net	—	(32)	(384)
Gains on loan sales	(2,727)	(1,692)	(2,590)
Gain on sale of other real estate	(112)	(28)	(46)
Net increase in accrued interest receivable	(2,576)	(1,503)	(336)
Net increase in cash value of bank owned life insurance	(960)	(826)	(517)
Net increase in deferred income taxes	(1,057)	(131)	(664)
Net increase in other assets	(3,345)	(791)	(1,529)
Net increase in accrued interest payable	2,573	1,605	78
Net increase in other liabilities	1,894	229	1,650

Net cash (used in) provided by operating activities	(14,551)	17,944	16,744
Investing Activities:
Purchases of investment securities held-to maturity	—	—	(9,962)
Purchases of investment securities available-for-sale	—	(34,243)	(5,746)
Purchase of investment in FHLB stock	(5,405)	(11,691)	(1,198)
Sales of investment securities available-for-sale	—	1,592	9,442
Maturities and calls of investment securities held-to-maturity	5,167	7,946	5,479
Maturities and calls of investment securities available-for-sale	15,017	20,239	26,917
Redemption of investment in FHLB stock	5,490	9,585	628
Redemption of investment in FRB stock	—	1,747	—
Investment in bank owned life insurance	—	(10,000)	(1,571)
Net increase in loans	(234,150)	(140,122)	(168,204)
Purchases of premises and equipment	(6,710)	(2,537)	(1,607)

Net cash used in investing activities	(220,591)	(157,484)	(145,822)
Financing Activities:
Net increase in demand deposits, money market accounts, and savings accounts	101,161	27,752	82,640
Net increase in time deposits	161,367	79,884	45,758
(Repayment) issuance of long-term debt	(11,000)	24,310	(10,327)
(Decrease) increase in short-term borrowings	(20,427)	40,276	4,317
Proceeds from issuance of common stock	624	1,502	2,212
Dividends paid	(2,964)	(2,567)	(1,799)

Net cash provided by financing activities	228,761	171,157	122,801

Net (decrease) increase in cash and cash equivalents	(6,381)	31,617	(6,277)
Cash and cash equivalents, beginning of year	65,356	33,739	40,016

Cash and cash equivalents, end of year	$58,975	$65,356	$33,739

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$51,703	$33,079	$23,883

Income taxes	$5,230	$5,850	$2,600

Non-cash transfers of loans to other real estate	$264	$167	$690

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
1. Summary of Significant Accounting Policies
     Basis of Presentation
          The consolidated financial statements include the accounts of Fidelity Southern Corporation and its wholly owned subsidiaries (collectively “Fidelity”). Fidelity Southern Corporation (“FSC”) owns 100% of Fidelity Bank (the “Bank”) and LionMark Insurance Company (“LIC”), an insurance agency offering a consumer credit related insurance product. FSC also owns four subsidiaries established to issue trust preferred securities, which entities are not consolidated for financial reporting purposes. Fidelity is a financial services company that offers traditional banking, mortgage, and investment services to its customers, who are typically individuals or small to medium sized businesses. All significant intercompany accounts and transactions have been eliminated in consolidation. The “Company”, as used herein, includes FSC and its subsidiaries, unless the context otherwise requires.
          The consolidated financial statements have been prepared in conformity with U. S. generally accepted accounting principles followed within the financial services industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the calculations of and the amortization of capitalized servicing rights and the valuation of real estate or other assets acquired in connection with foreclosures or in satisfaction of loans. In addition, the actual lives of certain amortizable assets and income items are estimates subject to change. Certain previously reported amounts have been reclassified to conform to current presentation.
          The Company has four trust preferred subsidiaries which are deconsolidated for financial reporting purposes in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) “Consolidation of Variable Interest Entities (revised December 2003), an Interpretation of ARB No. 51”. The equity investments in the subsidiaries created to issue the obligations, the obligations themselves, and related dividend income and interest expense are reported on a deconsolidated basis, with the investments reported as other assets and dividends included as other noninterest income. The obligations, including the amount related to the equity investments are reported as subordinated debt, with related interest expense reported as interest on subordinated debt. The Company principally operates in one business segment, which is community banking.
     Cash and Cash Equivalents
          Cash and cash equivalents include cash, amounts due from banks, and Federal funds sold. Generally, Federal funds are purchased and sold within one-day periods.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Investment Securities
          In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company classifies our investment securities in one of the following three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. The Company does not engage in that activity. Held-to-maturity securities are those designated as held-to-maturity when purchased, which the Company has the ability and positive intent to hold until maturity. All other debt securities not included in trading or held-to-maturity are classified as available-for-sale.
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
          Purchase premiums and discounts are amortized or accreted over the life of the related investment securities as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities sold are included in income on a trade date basis and are derived using the specific identification method for determining the cost of securities sold.
     Loans and Interest Income
          Loans are reported at principal amounts outstanding net of deferred fees and costs. Interest income is recognized using the effective interest method on the principal amounts outstanding. Rate related loan fee income is included in interest income. Loan origination and commitment fees as well as certain direct origination costs are deferred and the net amount is amortized as an adjustment of the yield over the contractual lives of the related loans, taking into consideration assumed prepayments.
          For commercial, construction, and real estate loans, the accrual of interest is discontinued and the loan categorized as nonaccrual when, in management’s opinion, due to deterioration in the financial position of the borrower, the full repayment of principal and interest is not expected or principal or interest has been in default for a period of 90 days or more, unless the obligation is both well secured and in the process of collection within 30 days. Commercial, construction, Small Business Administration (“SBA”) and real estate secured loans may be returned to accrual status when management expects to collect all principal and interest and the loan has been brought fully current. Interest received on well collateralized nonaccrual loans is recognized on the cash basis. If the nonaccrual commercial, construction, SBA, or real estate secured loans are not well collateralized, payments are applied to principal. Consumer loans are placed on nonaccrual upon becoming 90 days past due or sooner if, in the opinion of management, the full repayment of principal and interest is not expected. Any payment received on a consumer loan on which the accrual of interest has been suspended and is not recognizable on the cash basis as a result of being well secured, is applied to reduce principal.
          When a well collateralized loan is placed on nonaccrual, accrued interest is not reversed. For other loans, interest accrued during the current accounting period is reversed. Interest accrued in prior periods, if significant, is charged off against the allowance and adjustments to principal made if the collateral related to the loan is deficient.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          Impaired loans are evaluated based on the present value of expected future cash flows discounted at the loan’s original effective interest rate, or at the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. Impaired loans are specifically reviewed loans for which it is probable that the Bank will be unable to collect all amounts due according to the terms of the loan agreement. A specific valuation allowance is required to the extent that the estimated value of an impaired loan is less than the recorded investment. SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” does not apply to large groups of smaller balance, homogeneous loans, which are consumer installment loans, and which are collectively evaluated for impairment. Smaller balance commercial loans are also excluded from the application of the statement. Interest on impaired loans is reported on the cash basis as received when the full recovery of principal and interest is anticipated, or after full principal and interest has been recovered when collection of interest is in question.
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
          A formal review of the allowance for loan losses is prepared at least quarterly to assess the probable credit risk inherent in the loan portfolio, including concentrations, and to determine the adequacy of the allowance for loan losses. For purposes of the quarterly management review, the consumer loan portfolio is separated by loan type and each loan type is treated as a homogeneous pool. In accordance with the Interagency Policy Statement on the Allowance for Loan and Lease Losses, the level of allowance required for each loan type is determined based upon current trends in charge-off rates for each loan type, adjusted for changes in these pools, which includes current information on the payment performance of each loan type. A probable loss allocation factor is determined for all loan categories based on historic charge-off experience, current trends, economic conditions, and other current factors. The risk factor, when multiplied by the dollar value of loans, results in the amount of the allowance for loan losses allocated to these loans. Additionally, every commercial, commercial real estate, SBA, and construction loan is assigned a risk rating using established credit policy guidelines. Every nonperforming commercial, commercial real estate, SBA, and construction loan 90 days or more past due and with outstanding balances exceeding $50,000, as well as certain other performing loans with greater than normal credit risks as determined by management and the Credit Review Department (“Credit Review”), are reviewed monthly by Credit Review to determine the level of allowance required to be specifically allocated to these loans. The amounts so determined are then added to or subtracted from the previously allocated allowance by category to determine the required allowance for commercial, commercial real estate, SBA, and construction loans. Management reviews its allocation of the allowance for loan losses versus the actual performance of each of the portfolios and adjusts allocation rates to reflect the recent performance of the portfolio, as well as current underwriting standards and other current factors, which might impact the estimated losses in the portfolio.
          In determining the appropriate level for the allowance, management ensures that the overall allowance appropriately reflects a margin for the imprecision inherent in most estimates of the range of probable credit losses. This additional allowance may be reflected in an unallocated portion of the allowance. Based on management’s periodic evaluation of the allowance for loan losses, a provision for loan losses is charged to operations if additions to the allowance are required.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.
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
          A substantial portion of the Bank’s loans is secured by real estate located in the metropolitan Atlanta, Georgia, area. In addition, most of the Bank’s other real estate and most consumer loans are located in this same market area. Accordingly, the ultimate collectibility of a substantial portion of the loan portfolio and the recovery of a substantial portion of the carrying amount of other real estate are susceptible to changes in market conditions in this market area.
     Loans Held-For-Sale
          Loans held-for-sale include certain originated residential mortgage loans, certain SBA loans, and certain indirect automobile loans at December 31, 2006 and 2005. Those loans held-for-sale are recorded at the lower of cost or market on an aggregate basis. For residential mortgage loans, this is determined by outstanding commitments from investors for committed loans and on the basis of current delivery prices in the secondary mortgage market for uncommitted loans, if any. For SBA loans, this is determined primarily based on loan performance and available market information. For indirect automobile loans, the market is determined based on evaluating the estimated market value of the pool being accumulated for sale. Based upon loan performance, commitment pricing, and available market information, no valuation adjustment was required at December 31, 2006 or 2005, as the fair values or committed sales prices for such held-for-sale loans approximated or exceeded their carrying values. There are certain regulatory capital requirements that must be met in order to qualify to originate residential mortgage loans and these capital requirements are monitored to assure compliance.
          Gains and losses on sales of loans are recognized at the settlement date. Gains and losses are determined as the difference between the net sales proceeds, including the estimated value associated with servicing assets or liabilities, and the net carrying value of the loans sold.
     Capitalized Servicing Assets and Liabilities
          Indirect automobile loan pools and certain SBA loans are sold with servicing retained. When the contractually specific servicing fees on loans sold servicing retained exceed the estimated costs to service those loans, a capitalized servicing asset is recognized. When the estimated costs to service loans exceed the contractually specific servicing fees on loans sold servicing retained, a capitalized servicing liability is recognized. Servicing assets and servicing liabilities are amortized over the expected lives of the serviced loans utilizing the interest method. Management makes certain estimates and assumptions related to costs to service varying types of loans and pools of loans, the projected lives of loans and pools of loans sold servicing retained, and discount factors used in calculating the present values of servicing fees projected to be received.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          No less frequently than quarterly, management reviews the status of all loans and pools of loans sold with related servicing assets to determine if there is any impairment to those assets due to such factors as earlier than estimated repayments or significant prepayments. Any impairment identified in these assets will result in reductions in their carrying values and a corresponding reduction in operating revenues.
     Premises and Equipment
          Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over an estimated useful life of 20 to 39 years for buildings and three to 15 years for furniture and equipment. Leasehold improvements are amortized using the straight-line method over the lease term or estimated useful life, whichever is shorter.
     Other Real Estate
          Other real estate represents property acquired through foreclosure or deed in lieu of foreclosure in satisfaction of loans. Other real estate is carried at the lower of cost or fair value less estimated selling costs. Fair value is determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources and may include an undivided interest in the fair value of other repossessed assets. Any excess of the loan balance at the time of foreclosure or acceptance in satisfaction of loans over the fair value less selling costs of the real estate held as collateral is treated as a loan loss and charged against the allowance for loan losses. Gain or loss on sale and any subsequent adjustments to reflect changes in fair value and selling costs are recorded as a component of income. Based on appraisals, environmental tests, and other evaluations as necessary, superior liens, if any, may be serviced or satisfied and repair or capitalizable expenditures may be incurred in an effort to maximize recoveries.
     Income Taxes
          The Company files a consolidated Federal income tax return. Taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under the liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109” (“FIN 48”), effective January 1, 2007. See “Recent Accounting Pronouncements” for the details.
     Earnings Per Common Share
          Earnings per share are presented in accordance with requirements of SFAS No. 128, “Earnings Per Share.” Any difference between basic earnings per share and diluted earnings per share is a result of the dilutive effect of stock options.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Share-based Compensation
          Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based compensation” (“SFAS No. 123”). Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) using the modified prospective method (“modified prospective application”), which requires the recognition of expense over the remaining vesting period for the portion of awards not fully vested as of January 1, 2006. Under the modified prospective application, SFAS No. 123(R) applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. The attribution of compensation costs for earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. The adoption of SFAS 123(R) resulted in pre-tax expense in 2006 of $30,000 and did not have a significant effect on our operations and financial condition. Future levels of compensation costs recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchases, and cancellations of existing awards before and after the adoption of the standard as well as possible future changes in the underlying valuation assumptions used in the Black-Scholes Option Pricing model.
     Recent Accounting Pronouncements
          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Under SFAS 154, retrospective application requires (i) the cumulative effect of the change to the new accounting principle on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, (ii) an offsetting adjustment, if any, to be made to the opening balance of retained earnings (or other appropriate components of equity) for that period, and (iii) financial statements for each individual prior period presented to be adjusted to reflect the direct period specific effects of applying the new accounting principle. Special retroactive application rules apply in situations where it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change in accounting principle are required to be reported in the period in which the accounting change is made. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of SFAS No. 154 on January 1, 2006 did not have an impact on the Company’s financial condition or statement of operations.
          In December 2005, the FASB issued FSP SOP No. 94-6-1, “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk.” FSP SOP No. 94-6-1 requires additional disclosures for certain loan products that expose entities to higher risks than traditional loan products. The FSP requires a company to disclose additional information such as significant concentrations of credit risks resulting from these products, quantitative information about the market risks of financial instruments that is consistent with the way a company manages or adjusts those risks, concentrations in revenue from particular products if certain conditions are met, and the factors that influenced management’s judgment as it relates to the accounting policy for credit losses and doubtful accounts. This FSP is effective for the reporting period ended December 31, 2005. The adoption of this FSP as of January 1, 2006 did not require additional disclosures by the Company.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets (“SFAS No. 156”). This statement amended SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires companies to recognize a servicing asset or servicing liability initially at fair value each time they undertake an obligation to service a financial asset by entering into a servicing contract. The statement permits a company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing asset. This statement is effective as of the beginning of a company’s first fiscal year after September 15, 2006. The adoption of SFAS No. 156 will not have a material impact to the Company’s financial condition or statement of operations.
          In July 2006, the FASB issued FIN 48. This interpretation of SFAS No. 109 prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements, as well as criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. In addition, FIN 48 removes income taxes from the guidance of SFAS No. 5, “Accounting for Contingencies.” This Interpretation is effective as of the beginning of a company’s first fiscal year after December 16, 2006. The adoption of FIN 48 will not have a material impact on the Company’s financial condition or statement of operations.
          In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance With FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance,” (“EITF No. 06-05”). EITF No. 06-05 indicates that the cash surrender value as well as additional amounts included in the contractual terms of the policy that will be paid upon surrender of the policy should be considered in determining the amount recognized as an asset. In addition, the amount that could be realized under the insurance contract should be determined on assumed surrender at the individual policy or certificate level, unless all are required to be surrendered as a group. In addition, fixed amounts recoverable in future periods in excess of one year should be recorded at their present value. EITF No. 06-05 is effective as of a company’s first fiscal year after December 15, 2006, and should be applied as a change in accounting principle through a cumulative-effect adjustment to retained earnings or through retrospective application. The adoption of EITF No. 06-05 will not have a material impact on the Company’s financial condition or statement of operations.
          In September 2006, the FASB ratified the consensus on EITF issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF No. 06-04”). EITF No. 06-04 requires recognition of a liability and related compensation costs for endorsement split dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. EITF No. 06-04 is effective as of a company’s first fiscal year after December 15, 2007, and should be applied as a change in accounting principle through a cumulative-effect adjustment to retained earnings or through retrospective application. The Company is in the process of analyzing the impact of EITF No. 06-04 on its financial condition and statement of operations.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB 108 addresses the diversity in quantifying financial statement misstatements and the potential to build up improper amounts on the balance sheet. The bulletin requires that both a balance sheet approach and an income statement approach should be used when quantifying and evaluating the materiality of a misstatement. It also contains guidance on correcting errors under this dual approach. It does not change the position in SAB No. 99 regarding qualitative considerations in assessing materiality of misstatements. SAB No. 108 is effective as of a company’s first fiscal year after November 15, 2006. The adoption of SAB No. 108 will not have a material impact on the Company’s financial condition or statement of operations.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It does not require any new fair value measurements but applies whenever other accounting pronouncements require or permit fair value measurements. The statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007, and interim periods within that fiscal year. The Company is in the process of analyzing the impact of SFAS No. 157, if any, on its financial condition and statement of operations.
          In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). This statement requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in the statement of financial position and recognition of changes in that funded status in the year in which the changes occur through comprehensive income. It also requires measurement of the funded status of the plan as of the date of the year-end statement of financial position. The statement is effective as of the beginning of a company’s first fiscal year after December 15, 2006. The adoption of SFAS No. 158 will not have an impact on the Company’s financial condition or statement of operations.
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value in an effort to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. The Company is in the process of analyzing the impact of SFAS No. 159, if any, on its financial condition and statement of operations.
2. Regulatory Matters
          The Board of Governors of the Federal Reserve System (the “FRB”) is the primary regulator of FSC, a bank holding company. The Bank is a state chartered commercial bank subject to Federal and state statutes applicable to banks chartered under the banking laws of the State of Georgia and to banks whose deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”), the Bank’s primary Federal regulator. The Bank is a wholly owned subsidiary of the Company. The FRB, the FDIC, and the Georgia Department of Banking and Finance (the “GDBF”) have established capital adequacy requirements as a function of their oversight of bank holding companies and state chartered banks. Each bank holding company and each bank must maintain certain minimum capital ratios.

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
     To implement the prompt corrective action provisions of FDICIA, the FDIC has adopted regulations placing financial institutions in the following five categories based upon capitalization ratios: (i) a “well capitalized” institution has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based ratio of at least 6% and a leverage ratio of at least 5% and is not subject to an enforcement action requiring it to maintain a specific level of capital; (ii) an “adequately capitalized” institution has a total risk-based ratio of at least 8%, a Tier 1 risk-based ratio of at least 4% and a leverage ratio of at least 4% (or 3% if it received a CAMELS composite rating of 1 and is not experiencing significant growth); (iii) an “undercapitalized” institution has a total risk-based ratio of under 8%, a Tier 1 risk-based ratio of under 4% or a leverage ratio of under 4% ( or 3% in certain circumstances); (iv) a “significantly undercapitalized” institution has a total risk-based ratio of under 6%, a Tier 1 risk-based ratio of under 3% or leverage ratio of under 3%; and (v) a “critically undercapitalized” institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories are prohibited from declaring dividends or making capital distributions. The regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital.
     Capital leverage ratio standards require a minimum ratio of Tier 1 capital to adjusted total assets (“leverage ratio”) for the Bank of 4.0%. Institutions experiencing or anticipating significant growth or those with other than minimum risk profiles may be expected to maintain capital above the minimum levels.
     The following table sets forth the capital requirements for the Bank under FDIC regulations and the Bank’s capital ratios at December 31, 2006 and 2005:

	FDIC Regulations		December 31,
	Adequately	Well
Capital Ratios	Capitalized	Capitalized	2006	2005
Leverage	4.00%	5.00%	7.98%	8.26%
Risk-Based Capital:
Tier 1	4.00	6.00	8.44	9.17
Total	8.00	10.00	10.05	11.04
     The FRB, as the primary regulator of the Company, has established capital requirements as a function of its oversight of bank holding companies.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table depicts the Company’s capital ratios at December 31, 2006 and 2005, in relation to the minimum capital ratios established by the regulations of the FRB (dollars in thousands):

	December 31, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
Tier 1 Capital:
Actual	$128,316	8.54%	$117,562	9.60%
Minimum	60,126	4.00	48,998	4.00

Excess	$68,190	4.54%	$68,564	5.60%

Total Risk-Based Capital:
Actual	$155,944	10.37%	$146,588	11.97%
Minimum	120,251	8.00	97,996	8.00

Excess	$35,693	2.37%	$48,592	3.97%

Tier 1 Capital Leverage Ratio:
Actual		8.07%		8.64%
Minimum		3.00		3.00

Excess		5.07%		5.64%

     Below are the Company’s relevant capital ratios under FRB regulations as of December 31, 2006 and 2005:

	FRB Regulations		December 31
	Adequately	Well
Capital Ratios	Capitalized	Capitalized	2006	2005
Leverage	3.00%	5.00%	8.07%	8.64%
Risk-Based Capital:
Tier 1	4.00	6.00	8.54	9.60
Total	8.00	10.00	10.37	11.97
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
     The Rule defines the restricted core capital elements, including trust preferred securities, which may be included in Tier 1 capital, subject to an aggregate 25% of Tier 1 capital net of goodwill limitation. Excess restricted core capital elements may be included in Tier 2 capital, with trust preferred securities and certain other restricted core capital elements subject to a 50% of Tier 1 capital limitation. The Rule requires that trust preferred securities be excluded from Tier 1 capital within five years of the maturity of the underlying junior subordinated notes issued and be excluded from Tier 2 capital within five years of that maturity at 20% per year for each year during the five-year period to the maturity. The Company’s first junior subordinated note matures in March 2030.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company’s only restricted core capital elements consist of its trust preferred securities issues and it has no recorded goodwill; therefore, the Rule has no impact on our capital ratios, financial condition, or operating results. The trust preferred securities are eligible for our regulatory Tier 1 capital, with a limit of 25% of the sum of all core capital elements. All amounts exceeding the 25% limit are includable in our regulatory Tier 2 capital.
3. Investment Securities
     Investment securities at December 31, 2006 and 2005, are summarized as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale at December 31, 2006:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$9,997	$—	$(80)	$9,917
Mortgage backed securities	101,363	17	(2,501)	98,879

Total	$111,360	$17	$(2,581)	$108,796

Securities held-to-maturity at December 31, 2006:
Mortgage backed securities	$33,182	$10	$(707)	$32,485

Securities available-for-sale at December 31, 2005:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$9,997	$—	$(57)	$9,940
Mortgage backed securities	116,517	90	(2,347)	114,260

Total	$126,514	$90	$(2,404)	$124,200

Securities held-to-maturity at December 31, 2005:
Mortgage backed securities	$38,333	$18	$(680)	$37,671

     There were no sales of investment securities during 2006. Proceeds from sales of investment securities available-for-sale during 2005 and 2004 were $2 million and $9 million, respectively. Gross gains of $32,000 and $384,000, respectively, were realized on those sales. There were no investments held in trading accounts during 2006, 2005 or 2004.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table depicts the amortized cost and estimated fair value of investment securities at December 31, 2006 and 2005. Expected maturities may differ from the contractual maturities of mortgage backed securities because the mortgage holders of the underlying mortgage loans have the right to prepay their mortgage loans without prepayment penalties.

	December 31, 2006		December 31, 2005
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Available-for-Sale
U.S. Treasury securities and obligations of U.S. Government corporations and agencies due after one year through five years	$9,997	$9,917	$9,997	$9,940
Mortgage backed securities	101,363	98,879	116,517	114,260

Total	$111,360	$108,796	$126,514	$124,200

Held-to-Maturity
Mortgage backed securities	$33,182	$32,485	$38,333	$37,671

     The following table reflects the gross unrealized losses and fair values of investment securities with unrealized losses at December 31, 2006 and 2005, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss and temporarily impaired position (dollars in thousands):

	12 Months or Less		More Than 12 Months
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
Available-for-Sale at December 31, 2006
U.S. Government corporations and agencies	$—	$—	$9,917	$80
Mortgage backed securities	27,793	70	71,086	2,413

Total	$27,793	$70	$81,003	$2,493

Held-to-Maturity at December 31, 2006
Total mortgage backed securities	$—	$—	$31,771	$706

Available-for-Sale at December 31, 2005
U.S. Government corporations and agencies	$9,940	$57	$—	$—
Total mortgage backed securities	54,312	980	34,822	1,367

Total	$64,252	$1,037	$34,822	$1,367

Held-to-Maturity at December 31, 2005	$37,008	$680	$—	$—

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Declines in fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
     Certain individual investment securities were in a continuous unrealized loss position at December 31, 2006 and 2005, for 25 months and 30 months, respectively. However, all investment securities at December 31, 2006, were agency notes and agency pass-through mortgage backed securities and the unrealized loss positions resulted not from credit quality issues, but from market interest rate increases over the interest rates prevalent at the time the mortgage backed securities were purchased, and are considered temporary.
     Also, as of December 31, 2006, management had the ability and intent to hold the temporarily impaired securities for a period of time sufficient for a recovery of cost. Accordingly, as of December 31, 2006, management believes the impairments detailed in the table above are temporary and no impairment loss has been recognized in the Company’s Consolidated Statements of Income.
     Investment securities with a carrying value aggregating approximately $136 million and $141 million at December 31, 2006 and 2005, respectively, were pledged as collateral for: (i) public deposits with pledged amounts totaling $70 million and $59 million, respectively; (ii) securities sold under overnight agreements to repurchase with pledged amounts totaling $39 million and $43 million, respectively; (iii) collateral for certain short-term and long-term fixed rate laddered maturity borrowings with pledged amounts totaling approximately $26 million and $38 million at December 31, 2006 and 2005, respectively, and (iv) for other purposes required by law with pledged amounts totaling $1 million at December 31, 2006, and at December 31, 2005.
4. Loans
     Loans outstanding, by classification, are summarized as follows, net of deferred loan fees of $509,000 and $102,000 at December 31, 2006 and 2005 (dollars in thousands):

	December 31,
	2006	2005
Commercial, financial and agricultural	$122,961	$96,104
Real estate-mortgage-commercial	163,275	104,996

Total commercial	286,236	201,100
Real estate-construction	306,078	257,789
Real estate-mortgage-residential	91,652	85,086
Consumer installment	646,790	555,194

Total loans	1,330,756	1,099,169
Less: Allowance for loan losses	13,944	12,643

Loans, net of allowance	$1,316,812	$1,086,526

     Loans held-for-sale at December 31, 2006 and 2005, totaled $58 million and $31 million, respectively, of which $43 million and $26 million, respectively, were indirect automobile loans; and $15 million and $4

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
million were SBA loans at December 31, 2006 and 2005, respectively; and $321,000 and $1 million, respectively, were residential mortgage loans. The Bank was servicing for others approximately 19,408 and 18,800 indirect automobile loans on December 31, 2006 and 2005, respectively, totaling $268 million and $260 million, respectively. The Bank was also servicing 73 SBA loan sales or participations totaling $36 million at December 31, 2006, and 39 SBA loan participations totaling $10 million at December 31, 2005.
     Approximately $75 million and $55 million in commercial loans were secured by real estate; $44 million and $50 million in home equity lines of credit and second mortgage loans on residential real estate; and $24 million and $21 million in residential first mortgage real estate loans were pledged to the Federal Home Loan Bank of Atlanta (the “FHLB”) at December 31, 2006 and 2005, respectively, as collateral for borrowings. In addition, there were $3 million in multifamily first mortgage real estate loans pledged to the FHLB at December 31, 2006. Approximately $107 million and $131 million in indirect automobile loans were pledged to the Federal Reserve Bank of Atlanta at December 31, 2006 and 2005, respectively, as collateral for potential Discount Window contingent borrowings.
     Loans in nonaccrual status totaled approximately $5 million at December 31, 2006, and $2 million at December 31, 2005 and 2004. The average recorded investment in impaired loans during 2006, 2005, and 2004 was approximately $4 million, $3 million, and $3 million, respectively. If such impaired loans had been on a full accrual basis, interest income on these loans would have been approximately $133,000, $71,000, and $50,000, in 2006, 2005, and 2004, respectively.
     Loans totaling approximately $264,000, $167,000, and $690,000 were transferred to other real estate in 2006, 2005, and 2004, respectively. There was no other real estate subject to a long-term first mortgage at December 31, 2006, 2005, and 2004. In 2004, the Company recorded write-downs of $40,000 on commercial and residential real estate owned properties as a result of impairment to their values. There were no write-downs on other real estate owned during 2006 and 2005. There were proceeds from sales of approximately $376,000, $442,000, and $489,000 from other real estate owned by the Company in 2006, 2005, and 2004, respectively.
     The Bank has loans outstanding to various executive officers, directors, and their related interests. Management believes that all of these loans were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other customers, and did not involve more than normal risks. The following is a summary of activity during 2006 for such loans (dollars in thousands):

Loan balances at January 1, 2006	$1,068
New loans	94
Less – Loan repayments	835

Loan balances at December 31, 2006	$327

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following is a summary of activity in the allowance for loan losses (dollars in thousands):

	December 31,
	2006	2005	2004
Balance at beginning of year	$12,643	$12,174	$9,920
Provision for loan losses	3,600	2,900	4,800
Loans charged off	(3,689)	(3,435)	(3,608)
Recoveries on loans charged off	1,390	1,004	1,062

Balance at end of year	$13,944	$12,643	$12,174

5. Premises and Equipment
     Premises and equipment are summarized as follows (dollars in thousands):

	December 31,
	2006	2005
Land	$5,051	$4,546
Buildings and improvements	14,712	10,603
Furniture and equipment	16,979	15,276

	36,742	30,425
Less accumulated depreciation and amortization	17,939	16,357

Premises and equipment, net	$18,803	$14,068

     As of December 31, 2006, 2005, and 2004, the Company was a lessee in a lease at market terms with a corporation that is controlled by a director of the Company. The lease is for a 2,240 square foot bank branch at an approximate annual rate of $14 per square foot, subject to pro rata increases for any increases in taxes and insurance. Payments under this lease totaled $32,400 in 2006, $28,444 in 2005 and $27,125 in 2004, respectively. In addition, the Company was a lessee at market terms with a corporation, whose chairman is a director of the Company. The lease is for 5,040 square feet for a branch location in an office building at an approximate annual rate of $24 per square foot. Payments under this lease totaled $123,804, $109,905, and $100,919 in 2006, 2005, and 2004, respectively. During 2006, the Company was a lessee at market terms with a corporation that is one-third owned by a director of the Company. The Company leased space for two Bank ATMs at the rate of $770 per month and $725 per month, respectively. Payments under these leases totaled $17,940 in 2006. The Company was also a lessee at market terms with a corporation of which the Chairman and CEO has an ownership interest. The Company leased space for a Bank ATM at the rate of $725 per month. Payments under this lease totaled $8,319 in 2006.
6. Deposits
     Time deposits over $100,000 as of December 31, 2006 and 2005, were $277 million and $225 million, respectively. Maturities for time deposits over $100,000 as of December 31, 2006, in excess of one year are as follows: $15 million in one to two years, $3 million in two to three years, and $4 million in three to five years. Related interest expense was $11.6 million, $7.4 million, and $5.3 million for the years ended December 2006,

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2005, and 2004, respectively. Included in demand and money market deposits were NOW accounts totaling $88 million, $121 million, and $132 million at December 31, 2006, 2005, and 2004, respectively.
     Brokered deposits obtained through investment banking firms under master certificates totaled $132 million, $102 million, and $62 million as of December 31, 2006, 2005, and 2004, respectively, and were included in other time deposits. Brokered deposits outstanding at December 31, 2006, were acquired in 2006 and 2005 and had original maturities of seven to 60 months. Brokered deposits outstanding at December 31, 2005, were acquired in 2005 and 2004 and had original maturities of six to 60 months. The weighted average cost of brokered deposits at December 31, 2006, 2005, and 2004, was 4.60%, 4.09%, and 2.68%, respectively, and related interest expense totaled $5.5 million, $2.6 million, and $1.0 million during 2006, 2005, and 2004, respectively.
7. Short-Term Borrowings
     Short-term debt is summarized as follows (dollars in thousands):

	December 31,
	2006	2005
Unsecured overnight Federal funds purchased from commercial banks at an average rate of 5.40% and 4.32% at December 31, 2006 and 2005, respectively	$20,000	$15,000

Overnight repurchase agreements primarily with commercial customers at an average rate of 1.87% and 1.51% at December 31, 2006 and 2005, respectively	21,061	36,488

FHLB collateralized borrowing with a daily rate of 5.52% and 4.44% at December 31, 2006 and 2005, respectively, and a maturity date of January 2, 2007, and January 2, 2007, respectively, and prepayable without penalty at any time	20,000	30,000

Fixed rate debt collateralized with mortgage backed securities with an interest rate of 3.51% and 3.03% maturing November 17, 2007 and 2006, respectively	6,000	6,000

Fixed rate debt collateralized with mortgage backed securities with an interest rate of 3.36% and 2.91% maturing December 11, 2007 and 2006, respectively	5,000	5,000

Other short-term borrowings	52,061	77,488

Total	$72,061	$92,488

     Short-term borrowings mature either overnight or on a remaining fixed maturity not to exceed one year. Overnight repurchase agreements consist primarily of balances in the transaction accounts of commercial customers swept nightly to an overnight investment account. All short-term repurchase agreements are collateralized with investment securities having a market value equal to or greater than, but approximating, the balance borrowed. The daily rate line of credit advance with the FHLB is a line collateralized with pledged qualifying real estate loans which may be increased or decreased daily and may be drawn on to the extent of available pledged collateral. It reprices daily and bears a rate comparable to that of overnight Federal funds. At December 31, 2006 and 2005, the Company had a collateralized line of credit with the FHLB, which required loans secured by real estate, investment securities or other acceptable collateral, to borrow up to a maximum of approximately $165 million and $140 million, respectively, subject to available qualifying pledged collateral. At December 31, 2006 and 2005, the Company had a contingent line of credit collateralized with consumer

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
loans with the Federal Reserve Bank of Atlanta Discount Window. In addition, the Company had an unused term repurchase line available with another financial institution at December 31, 2006 and 2005, the borrowing amount is dependent upon the market value of securities available to transfer and the agreed upon Buyer’s Margin Amount, as defined in the repurchase line. The Company had securities with an aggregate market value of $17.6 million and $7.2 million available under the repurchase line at December 31, 2006 and 2005, respectively. Finally, the Company had $62 million in total unsecured Federal funds lines available with various financial institutions as of December 31, 2006 and 2005, respectively. The weighted average rate on short-term borrowings outstanding at December 31, 2006, 2005, and 2004, was 4.10%, 3.09% and 1.91%, respectively.
8. Subordinated Debt and Other Long-Term Debt
     Subordinated Debt and Other Long-term Debt are summarized as follows (dollars in thousands):

	December 31,
	2006	2005
Subordinated Debt

Fixed rate 30-year capital pass-through securities (“TruPS”) with interest at 10.875%, payable semi-annually, redeemable in whole or part on or after March 8, 2010, at a declining redemption price ranging from 105.438% to 100%	$10,825	$10,825

Fixed rate 30-year trust preferred securities (“Preferred Securities”) with interest at 11.045%, payable semi-annually, redeemable in whole or part on or after July 19, 2010, at a declining redemption price ranging from 105.523% to 100%	10,309	10,309

Floating rate 30-year capital securities (“Capital Securities”) with interest adjusted quarterly at three-month LIBOR plus 3.10%, with a rate at December 31, 2006 and 2005, of 8.47% and 7.62%, respectively, with interest payable quarterly, redeemable in whole or part on or after June 26, 2008, at a redemption price of 100%	15,464	15,464

Floating rate 30-year capital securities (“Capital Securities II”) with interest adjusted quarterly at three-month LIBOR plus 1.89%, with a rate at December 31, 2006 and 2005, of 7.25% and 6.39%, respectively, with interest paid quarterly, redeemable in whole or part on or after March 17, 2010, at a redemption price of 100%	10,310	10,310

Subordinated debt	46,908	46,908

Long-Term Debt

Fixed rate debt with an interest rate of 3.51% maturing November 17, 2007	—	6,000

Fixed rate debt with an interest rate of 3.36% maturing December 11, 2007	—	5,000

Fixed rate debt with an interest rate of 3.90% maturing November 17, 2008	7,000	7,000

Fixed rate debt with an interest rate of 3.71% maturing December 11, 2008	5,000	5,000

FHLB five year European Convertible Advance with interest at 4.38% maturing November 3, 2010, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of two years	25,000	25,000

Long-term debt	37,000	48,000

Total subordinated debt and other long-term debt	$83,908	$94,908

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Subordinated debt and other long-term debt note maturities as of December 31, 2006, are summarized as follows (dollars in thousands):

Amount
2008	$12,000
2009	—
2010	25,000
2011	—
2012	—
Thereafter	46,908

Total	$83,908

     The equity investments in the subsidiaries created to issue the obligations, the obligations themselves, and related dividend income and interest expense are reported on a deconsolidated basis in accordance with FASB Interpretation No. 46, “Consolidation of variable Interest Entities, an Interpretation of ARB No. 51 (Revised),” (“FIN46 (Revised)”) with the investments in the amount of $1.4 million reported as other assets and dividends included as other noninterest income. The obligations, including the amount related to the equity investments, in the amount of $46.9 million are reported as subordinated debt, with related interest expense reported as interest on subordinated debt.
     The Company has four business trust subsidiaries that are variable interest entities, FNC Capital Trust I (“FNCCTI”), Fidelity National Capital Trust I (“FidNCTI”), and Fidelity Southern Statutory Trust I (“FSSTI”), and Fidelity Southern Statutory Trust II (“FSST II”). During 2000, FNCCTI and FidNCTI and during 2003 and 2005 FSSTI and FSST II, respectively, issued common securities, all of which were purchased and are held by the Company, totaling $1.4 million and are classified by the Company as other assets and trust preferred securities totaling $45.5 million classified as subordinated debt, which were sold to investors, with 30-year maturities. In addition, the $1.4 million borrowed from the business trust subsidiaries to purchase their respective common securities are classified as subordinated debt. The trust preferred securities are callable by the business trust subsidiaries on or after defined periods. The trust preferred security holders may only terminate the business trusts under defined circumstances such as default, dissolution, or bankruptcy. The trust preferred security holders and other creditors, if any, of each business trust have no recourse to the Company and may only look to the assets of each business trust to satisfy all debts and obligations.
     The only assets of FNCCTI, FidNCTI, FSSTI, and FSSTII are subordinated debentures of the Company, which were purchased with the proceeds from the issuance of the common and preferred securities. FNCCTI and FidNCTI have fixed interest rates of 10.875% and 11.045%, respectively, while FSSTI and FSSTII have current interest rates of 8.47% and 7.25%, respectively, and reprice quarterly at interest rates set at 3.10% and 1.89%, respectively, over three-month LIBOR. The Company makes semi-annual interest payments on the subordinated debentures to FNCCTI and FidNCTI and quarterly interest payments to FSSTI and FSSTII, which use these payments to pay dividends on the common and preferred securities. The trust preferred securities are eligible for regulatory Tier 1 capital, with a limit of 25% of the sum of all core capital elements. All amounts exceeding the 25% limit are includable in regulatory Tier 2 capital (see Note 2 – “Regulatory Matters”).

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Long-term debt collateralized with mortgage backed securities totaled $12 million and $23 million at December 31, 2006 and 2005, respectively. In November and December 2003, the Company purchased approximately $70 million in Agency mortgage backed securities, funded in part with $45 million in fixed rate long-term debt, with laddered maturities of approximately equal amounts of two years through five years. The $45 million was funded through a financial institution on a collateralized basis. As principal payments on the borrowings are made at maturity, excess collateral will be released to the Company. Debt of $11 million was reclassified to short-term debt in the fourth quarter of 2006, the fourth quarter of 2005 and in the fourth quarter of 2004 when maturity dates were less than one year in duration.
     In November 2005, the Company entered into a $25 million 5-year FHLB European Convertible Advance collateralized with pledged qualifying real estate loans and maturing November 3, 2010, with interest at 4.38%, with a one-time FHLB conversion option at the end of the second year. Under the provisions of the advance, the FHLB has the option to convert the advance into a three month LIBOR-based floating rate advance effective November 3, 2007, at which time the Company may elect to terminate the agreement on any interest payment date without penalty. If the FHLB elects not to convert the advance, the Company has the option of paying a potentially substantial prepayment fee and terminating the advance on any interest payment date prior to maturity. The Company utilized approximately $20 million of the proceeds of the advance to purchase mortgage backed securities. (See “Investment Securities.”)
     There was no indebtedness to directors, executive officers, or principal holders of equity securities in excess of 5% of shareholders’ equity at December 31, 2006 or 2005.
9. Income Tax
     Income tax expense (benefit) attributable to pretax income consists of (dollars in thousands):

	Current	Deferred	Total
Year ended December 31, 2006:
Federal	$5,378	$(953)	$4,425
State	365	(104)	261

	$5,743	$(1,057)	$4,686

Year ended December 31, 2005:
Federal	$5,240	$(477)	$4,763
State	335	346	681

	$5,575	$(131)	$5,444

Year ended December 31, 2004:
Federal	$4,321	$(811)	$3,510
State	130	147	277

	$4,451	$(664)	$3,787

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Income tax expense differed from amounts computed by applying the statutory U.S. Federal income tax rate to pretax income as a result of the following (dollars in thousands):

	2006	%	2005	%	2004	%
Taxes at statutory rate	$5,120	34.0%	$5,362	34.0%	$3,883	34.0%
Increase (reduction) in income taxes resulting from:
State income tax expense, net of Federal income tax benefit	173	1.2	450	2.9	185	1.6
Tax exempt income	(579)	(3.9)	(435)	(2.8)	(309)	(2.7)
Other, net	(28)	(.2)	67	.4	28	.3

Income tax expense	$4,686	31.1%	$5,444	34.5%	$3,787	33.2%

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005, are presented below (dollars in thousands):

	December 31,
	2006		2005
	Assets	Liabilities	Assets	Liabilities
Allowance for loan losses	$5,293	$—	$4,799	$—
Accelerated depreciation	—	790	—	995
Deferred loan fees, net	—	152	—	224
Deferred compensation	452	—	274	—
Unrealized holding losses on securities available-for-sale	975	—	879	—
Other	196	143	134	189

	$6,916	$1,085	$6,086	$1,408

     There is no valuation allowance provided for any of the deferred tax assets based on management’s belief that all deferred tax asset benefits will be realized.
10. Employee Benefits
     The Company maintains a 401(k) defined contribution retirement savings plan (the “Plan”) for employees age 21 or older who have completed six months of service with at least 500 hours of service. Employees’ contributions to the Plan are voluntary. The Company matches 50% of the first 6% of participants’ contributions. For the years ended December 31, 2006, 2005, and 2004, the Company contributed $333,423, $305,169, and $229,196 respectively, net of forfeitures, to the Plan.
     The Company’s 1997 Stock Option Plan authorized the grant of options to management personnel for up to 500,000 shares of the Company’s common stock. All options granted prior to 2006 have five to eight year terms and vest and become fully exercisable at the end of four to five years of continued employment. Options granted during 2006 have a seven year term and vest ratably over three years. Options available under this plan totaled 70,595 at December 31, 2006. No options may be granted after March 31, 2007, under this plan.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     At the Annual Shareholders’ meeting on April 27, 2006, shareholders approved the Fidelity Southern Corporation Equity Incentive Plan (the “2006 Incentive Plan”), which authorized the granting of options and other awards to employees and directors. The 2006 Incentive Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other incentive awards (“Incentive Awards”). The maximum number of shares of our common stock that may be issued under the 2006 Incentive Plan is 750,000 shares, all of which may be stock options. However, only 250,000 of such shares may be issued as Incentive Awards other than stock options. In any calendar year, no participant may receive Incentive Awards that relate to more than 125,000 shares. No Incentive Awards may be granted after January 19, 2016 under this plan. Generally, no award shall be exercisable or become vested or payable more than 10 years after the date of grant. Incentive awards available under the 2006 Incentive Plan totaled 748,245 shares at December 31, 2006.
     Prior to January 1, 2006, the Company accounted for our employee stock options under the recognition and measurement provisions of APB 25 and related Interpretations as permitted by SFAS No. 123. No stock-based employee compensation cost was recognized in the Consolidated Statements of Income for the years ended December 31, 2005 or 2004, as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted SFAS No. 123(R), using the modified prospective application, which requires the recognition of expense over the remaining vesting period for the portion of awards not fully vested as of January 1, 2006. Under the modified prospective application, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). As a result of adopting SFAS No. 123(R) on January 1, 2006, total compensation cost of $30,000 was recognized for the year ended December 31, 2006. There was no impact on earnings per share upon adopting SFAS No. 123(R).
     SFAS No. 123(R) requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under prior guidance. The Company did not recognize any excess tax benefits for the year ended December 31, 2006.
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its employee stock options granted in all periods presented prior to the adoption of SFAS No. 123(R) (dollars in thousands).

			Earnings
		Earnings	Per
	Net	Per Share	Share
	Income	Basic	Diluted
December 31, 2005:
As reported	$10,326	$1.13	$1.12
Stock based compensation, net of related tax effect	(26)	(.01)	—

Pro forma	$10,300	$1.12	$1.12

December 31, 2004:
As reported	$7,632	$.85	$.84
Stock based compensation, net of related tax effect	(79)	(.01)	(.01)

Pro forma	$7,553	$.84	$.83

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The per share weighted fair value of stock options granted during 2006 and 2005 was calculated using the Black-Scholes option pricing model. There were no stock options granted during 2004. Expected volatilities are based on implied volatilities from historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. Through December 31, 2006, all option granters are considered one group for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair values of the options granted during 2006 and 2005 were based upon the discounted value of future cash flows of options using the following assumptions:

	2006	2005
Risk-free rate	4.60%	4.03%
Expected term of the options (in years)	3	5
Expected dividends (as a percent of the fair value of the stock)	1.52%	1.71%
Expected volatility	22.23	30.33
     A summary of option activity under the plan as of December 31, 2006, and changes during the year then ended is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of share	Exercise	Contractual	Intrinsic
	options	Price	Term	Value
Outstanding at January 1, 2006	70,905	$11.19
Granted	7,500	18.47
Exercised	27,000	7.34
Forfeited	—	—

Outstanding at December 31, 2006	51,405	$14.30	4.35	$221,518

Exercisable at December 31, 2006	20,381	$11.97	3.02	$135,270

     The weighted-average grant-date fair value of share options granted during the years 2006 and 2005 was $3.40 and $4.63, per share, respectively. There were no options granted during 2004. The aggregate intrinsic value of share options exercised during the years ended December 31, 2006, 2005, and 2004 was $282,000, $872,000, and $1.3 million, respectively. Cash received from option exercise for the years ended December 31, 2006, 2005, and 2004, was $198,000, $630,000, and $2.0 million, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $55,000, and $486,000, respectively, for the years ended December 31, 2005 and 2004. There were no tax benefits realized from option expenses during the year ended December 31, 2006.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     A summary of the status of the Company’s nonvested share options as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

		Weighted
		Average
	Number of	Grant-Date
	share options	Fair Value
Nonvested at January 1, 2006	33,905	$4.36
Granted	7,500	3.40
Vested	10,381	4.19
Forfeited	—	—

Nonvested at December 31, 2006	31,024	$4.19

     As of December 31, 2006, there was $107,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. The cost is expected to be recognized over a weighted average period of 3.65 years. The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 was $44,000, $23,000, and $23,000, respectively. The Company has a policy of issuing shares from the Company’s authorized and unissued shares to satisfy share option exercises and expects to issue an insignificant amount of shares for share option exercises during 2007.
11. Commitments and Contingencies
     The approximate future minimum rental commitment as of December 31, 2006, for all noncancellable leases with initial or remaining terms of one year or more are shown in the following table (dollars in thousands):

Amount
2007	$2,440
2008	2,362
2009	2,246
2010	2,227
2011	1,932
Thereafter	2,270

Total	$13,477

     Rental expense for all leases amounted to approximately $2,303,000, $2,250,000, and $2,452,000 in 2006, 2005, and 2004, respectively, net of sublease revenues of $117,000 in 2004. There were no sublease revenues in 2006 and 2005.
     Due to the nature of their activities, the Company and its subsidiaries are at times engaged in various legal proceedings that arise in the normal course of business, some of which were outstanding at December 31, 2006. While it is difficult to predict or determine the outcome of these proceedings, it is the opinion of management and its counsel that the ultimate liabilities, if any, will not have a material adverse impact on the Company’s consolidated results of operations or its financial position.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Federal Reserve Board requires that banks maintain cash on hand and reserves in the form of average deposit balances at the Federal Reserve Bank based on the Bank s’ average deposits. At December 31, 2006, the available credits exceeded the reserve requirement and only minimal balances were maintained to provide a positive reserve balance.
12. Shareholders’ Equity
     Generally, dividends that may be paid by the Bank to the Company are subject to certain regulatory limitations. In particular, under Georgia banking law applicable to Georgia state chartered commercial banks such as the Bank, the approval of the GDBF will be required if the total of all dividends declared in any calendar year by the Bank exceeds 50% of the Bank’s net profits for the prior year or if certain other provisions relating to classified assets and capital adequacy are not met. Based on this rule, at December 31, 2006 and 2005, the Bank could pay approximately $6 million in dividends for both 2007 and 2006 without GDBF regulatory approval. At December 31, 2006 and 2005, the Bank’s total shareholders’ equity was approximately $125 million and $111 million, respectively. In 2006, FSC invested $6 million in the Bank in the form of capital surplus.
     Also, under current Federal regulations, the Bank is limited in the amount it may loan to its nonbank affiliates, including the Company. As of December 31, 2006 and 2005, there were no loans outstanding from the Bank to the Company.
13. Components of Other Comprehensive Income (Loss)
     SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive (loss) income. Comprehensive (loss) income includes net income and other comprehensive (loss) income, which is defined as non-owner related transactions in equity. The only other comprehensive (loss) income item is unrealized gains or losses, net of tax, on securities available-for-sale.
     The amounts of other comprehensive (loss) income included in equity with the related tax effect and the accumulated other comprehensive (loss) income are reflected in the following schedule (dollars in thousands):

			Accumulated Other
	Gain/(Loss)	Tax (Expense)	Comprehensive
	Before Tax	/Benefit	Income/(Loss)
January 1, 2004			$259

Unrealized market adjustments for the period	$(200)	$76	(124)
Less adjustment for net gains included in income	384	(146)	238

December 31, 2004	$(584)	$222	(103)

Unrealized market adjustments for the period	$(2,115)	$804	(1,311)
Less adjustment for net gains included in income	32	(12)	20

December 31, 2005	$(2,147)	$816	$(1,434)

Unrealized market adjustments for the period	$(251)	$95	(156)
Less adjustment for net gains included in income	—	—	—

December 31, 2006	$(251)	$95	$(1,590)

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14. Fair Value of Financial Instruments
     SFAS 107, “Disclosures about Fair Value of Financial Instruments,” (“SFAS 107”) requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on settlements using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets, and, in many cases, could not be realized in immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

	December 31,
	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Financial Instruments (Assets):
Cash and due from banks	$32,659	$32,659	$21,179	$21,179
Federal funds sold	26,316	26,316	44,177	44,177
Investment securities available-for-sale	108,796	108,796	124,200	124,200
Investment securities held-to-maturity	33,182	32,485	38,333	37,671
Investment in FHLB stock	4,834	4,834	4,919	4,919
Total loans	1,389,024	1,386,982	1,129,777	1,121,298

Total financial instruments (assets)	1,594,811	$1,592,072	1,362,585	$1,353,444

Non-financial instruments (assets)	54,368		43,118

Total assets	$1,649,179		$1,405,703

Financial Instruments (Liabilities):
Noninterest-bearing demand deposits	$154,392	$154,392	$120,970	$120,970
Interest-bearing deposits	1,232,149	1,232,347	1,003,043	1,000,488

Total deposits	1,386,541	1,386,739	1,124,013	1,121,458
Short-term borrowings	72,061	71,878	92,488	92,289
Subordinated debt	46,908	50,556	46,908	51,340
Other long-term debt	37,000	36,845	48,000	46,756

Total financial instruments (liabilities)	1,542,510	$1,546,018	1,311,409	$1,311,843

Non-financial instruments (liabilities and shareholders’ equity)	106,669		94,294

Total liabilities and shareholders’ equity	$1,649,179		$1,405,703

     The carrying amounts reported in the consolidated balance sheets for cash, due from banks, and Federal funds sold approximate the fair values of those assets. For investment securities, fair value equals quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities or dealer quotes.
     Ownership in equity securities of bankers’ bank (FHLB stock) is restricted and there is no established market for their resale. The carrying amount is a reasonable estimate of fair value.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities.
     For off-balance sheet instruments, fair values are based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing for loan commitments and letters of credit. Fees related to these instruments were immaterial at December 31, 2006 and 2005, and the carrying amounts represent a reasonable approximation of their fair values. Loan commitments, letters and lines of credit, and similar obligations typically have variable interest rates and clauses that deny funding if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the foregoing schedule.
     This presentation excludes certain financial instruments and all nonfinancial instruments. The disclosures also do not include certain intangible assets, such as customer relationships, deposit base intangibles, and goodwill. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.
15. Financial Instruments With Off-Balance Sheet Risk
     The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments, which include commitments to extend credit and letters of credit, involve to varying degrees elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments.
     The Company’s exposure to credit loss, in the event of nonperformance by customers for commitments to extend credit and letters of credit, is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recorded loans. Loan commitments and other off-balance sheet exposures are evaluated by Credit Review quarterly and reserves are provided for risk as deemed appropriate.
     Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.
     Standby and import letters of credit are commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments as deemed necessary.
     The Company has undertaken certain guarantee obligations for commitments to extend credit and letters of credit that have certain characteristics as specified by FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34” (“FIN 45”). As noted in Note 14, the fair value of credit and letters of credit are insignificant to the Company.
     Financial instruments with off-balance sheet risk at December 31, 2006, are summarized as follows (dollars in thousands):
Financial Instruments Whose Contract Amounts Represent Credit Risk:

December 31,
2006
Loan commitments:
Commercial real estate, construction and land development	$189,589
Commercial	52,851
SBA	579
Home equity	52,369
Mortgage loans	325
Lines of credit	3,110
Standby letters of credit and bankers acceptances	10,223
Federal funds line	—

Total loan commitments	$309,046

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16. Other Assets, Other Liabilities and Other Operating Expenses
     Other assets and other liabilities at December 31, 2006 and 2005, consisted of the following (dollars in thousands):

	December 31,
	2006	2005
Other Assets
Receivables and prepaids	$1,842	$2,228
Deferred tax assets, net	5,831	4,678
Common stock of trust preferred securities subsidiaries	1,408	1,408
Investment in Georgia tax credits	1,859	—
Servicing assets	1,651	611
Other	1,912	1,298

Total	$14,503	$10,223

Other Liabilities
Payables and accrued expenses	$1,946	$1,517
Taxes payable	224	131
Other	2,810	1,438

Total	$4,980	$3,086

     Other expenses for the years ended December 31, 2006, 2005, and 2004, consisted of the following (dollars in thousands):

	Years Ended December 31,
	2006	2005	2004
Other Operating Expenses
Employee expenses	$1,146	$689	$468
ATM, check card fees	486	481	378
Regulatory fees and assessments	486	465	406
Cost of operation of other real estate	—	5	42
Other operating expenses	2,943	2,563	2,815

Total	$5,061	$4,203	$4,109

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
17. Condensed Financial Information of Fidelity Southern Corporation (Parent Company Only)
Condensed Balance Sheets

	December 31,
	2006	2005
	(Dollars in thousands)
Assets:
Cash	$4,233	$9,643
Land	419	419
Investment in bank subsidiary	125,105	110,799
Investments in and amounts due from nonbank subsidiaries	1,819	1,604
Subordinated loans to subsidiaries	10,000	10,000
Other assets	906	2,131

Total assets	$142,482	$134,596

Liabilities:
Long-term debt	$46,908	$46,908
Other liabilities	927	949

Total liabilities	47,835	47,857
Shareholders’ Equity:
Common stock	44,815	44,178
Treasury stock	—	(17)
Accumulated other comprehensive gain (loss), net of tax	(1,590)	(1,434)
Retained earnings	51,422	44,012

Total shareholders’ equity	94,647	86,739

Total liabilities and shareholders’ equity	$142,482	$134,596

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Statements of Income

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Interest Income:
Deposits in bank	$367	$297	$42
Subordinated loan to bank	831	649	465

Total interest income	1,198	946	507
Interest Expense – Long-term debt	4,361	3,796	3,067

Net Interest Expense	(3,163)	(2,850)	(2,560)
Noninterest Income:
Lease income	120	120	120
Dividends from subsidiaries	3,640	3,880	2,930
Management fees	469	495	320
Other	138	113	91

Total noninterest income	4,367	4,608	3,461
Noninterest Expense	650	556	500

Income before income taxes and equity in undistributed income of subsidiaries	554	1,202	401
Income tax benefit	1,173	1,011	961

Income before equity in undistributed income of subsidiaries	1,727	2,213	1,362
Equity in undistributed income of subsidiaries	8,647	8,113	6,270

Net Income	$10,374	$10,326	$7,632

Condensed Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Operating Activities:
Net income	$10,374	$10,326	$7,632
Equity in undistributed income of subsidiaries, continuing operations	(8,647)	(8,113)	(6,270)
Decrease (increase) in other assets	1,225	(545)	(294)
(Decrease) increase in other liabilities	(22)	46	34

Net cash flows provided by operating activities	2,930	1,714	1,102
Investing Activities:
Net increase in loans to and investment in subsidiaries	(6,000)	(5,267)	(1,108)

Net cash flows used in investing activities	(6,000)	(5,267)	(1,108)
Financing Activities:
Issuance of long-term debt	—	—	1,098
Issuance of subordinated debt	—	10,310	—
Issuance of Common Stock	624	1,502	2,212
Dividends paid	(2,964)	(2,567)	(1,799)

Net cash flows provided by (used in) financing activities	(2,340)	9,245	1,511

Net (decrease) increase in cash	(5,410)	5,692	1,505
Cash, beginning of year	9,643	3,951	2,446

Cash, end of year	$4,233	$9,643	$3,951

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.
     None
Item 9A. Controls and Procedures
REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.
     Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
Evaluation of Disclosure Controls and Procedures
     Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, Fidelity carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     There has been no change in the Company’s internal control over financial reporting during the three months ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Fidelity Southern Corporation
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Fidelity Southern Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Fidelity Southern Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Fidelity Southern Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Fidelity Southern Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fidelity Southern Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 12, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Atlanta, GA
March 12, 2007

Item 9B. Other Information
     None.
PART III
Item 10. Directors and Executive Officers of Registrant
     The information required by Item 10 is incorporated herein by reference to the information that appears under the headings “Information About Nominees for Director,” “Section 16(a) Beneficial Ownership Reporting compliance,” and “Compensation of Directors,” in the registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders (“Proxy Statement”). The Conflict of Interest/Code of Ethics Policy of the registrant is set forth on our website at www.fidelitysouthern.com.
Item 11. Executive Compensation
     The information required by Item 11 is incorporated herein by reference to the information that appears under the headings “Executive Compensation,” “Compensation Discussion and Analysis,” and “Compensation Committee Interlocks and Insider Participation” in the registrant’s Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by Item 12 is incorporated herein by reference to the information that appears under the heading “Security Ownership of Certain Beneficial Owners and Management” in the registrant’s Proxy Statement.
Item 13. Certain Relationships and Related Transactions
     The information required by Item 13 is incorporated herein by reference to the information that appears under the headings “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” in the registrant’s Proxy Statement.
Item 14. Principal Accountant Fees and Services
     The information required by Item 14 is incorporated by reference to the information that appears under the heading “Fees Incurred By Fidelity For Ernst & Young” in the Registrant’s Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)	Documents filed as part of this Report
(1)	Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and the Notes thereto in Item 8 above.

(3)	Exhibits The exhibits filed herewith or incorporated by reference to exhibits previously filed with the SEC are set forth in Item 15(b)
(b)	Exhibits
The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K.

Exhibit No.	Name of Exhibit

3(a) and 4(a)	Amended and Restated Articles of Incorporation of Fidelity Southern Corporation (incorporated by reference from Exhibit 3(f) to Fidelity Southern Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003)

3(b)	By-Laws (incorporated by reference from Exhibit 3(b) to Fidelity Southern Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005)

10(a)	Fidelity Southern Corporation Defined Contribution Master Plan and Trust Agreement and related Adoption Agreement, as amended (incorporated by reference from Exhibit 10(a) to Fidelity Southern Corporation’s Registration Statement on Form 10, Commission File No. 0-22374)

10(b)#	Amended and Restated Supplemental Deferred Compensation Plan (incorporated by reference from Exhibit 10.7 to Fidelity Southern Corporation’s Form 8-K filed January 25, 2006)

10(c)#	Fidelity Southern Corporation 1997 Stock Option Plan (incorporated by reference from Exhibit A to Fidelity Southern Corporation’s Proxy Statement, dated April 21, 1997, for the 1997 Annual Meeting of Shareholders)

10(d)#	Fidelity Southern Corporation Equity Incentive Plan dated April 27, 2006, for the 2006 Annual Meeting of Shareholders (incorporated by reference from Exhibit 10.1 to Fidelity Southern Corporation’s Form 8-K filed May 3, 2006)

10(e)#	Employment Agreement among Fidelity, the Bank and James B. Miller, Jr., dated as of January 18, 2007 (incorporated by reference from Exhibit 10.1 to Fidelity Southern Corporation’s Form 8-K filed January 22, 2007)

10(f)#	Employment Agreement among Fidelity, the Bank and H. Palmer Proctor, Jr., dated as of January 18, 2007 (incorporated by reference from Exhibit 10.2 to Fidelity Southern Corporation’s Form 8-K filed January 22, 2007)

10(g)#	Executive Continuity Agreement among Fidelity, the Bank and James B. Miller, Jr., dated as of January 19, 2006 (incorporated by reference from Exhibit 10.3 to Fidelity Southern Corporation’s Form 8-K filed January 25, 2006)

10(h)#	Executive Continuity Agreement among Fidelity, the Bank and H. Palmer Proctor, Jr., dated as of January 19, 2006 (incorporated by reference from Exhibit 10.4 to Fidelity Southern Corporation’s Form 8-K filed January 25, 2006)

Exhibit No.	Name of Exhibit

10(i)*	Executive Continuity Agreement among Fidelity, the Bank and B. Rodrick Marlow dated as of January 19, 2006

10(j)#	Executive Continuity Agreement among Fidelity, the Bank and David Buchanan dated as of January 19, 2006 (incorporated by reference from Exhibit 10.6 to Fidelity Southern Corporation’s Form 8-K filed January 25, 2006)

10(k)#	Incentive Compensation Arrangement among Fidelity, the Bank and B. Rodrick Marlow dated as of January 18, 2007 (incorporated by reference from Exhibit 10.3 to Fidelity Southern Corporation’s Form 8-K filed January 22, 2007)

10(l)#	Incentive Compensation Arrangement among Fidelity, the Bank and David Buchanan dated as of January 18, 2007 (incorporated by reference from Exhibit 10.4 to Fidelity Southern Corporation’s Form 8-K filed January 22, 2007)

10(m)#	Director Compensation Arrangements (incorporated by reference from Exhibit 10(j) to Fidelity Southern Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005)

13*	Annual Report to Shareholders

21*	Subsidiaries of Fidelity Southern Corporation

23*	Consent of Ernst & Young LLP

24*	Powers of Attorney

31.1*	Rule 13a-14a/15d-14(a) Certification of Mr. Miller

31.2*	Rule 13a-14a/15d-14(a) Certification of Mr. Marlow

32.1*	Section 1350 Certifications of Mr. Miller

32.2*	Section 1350 Certifications of Mr. Marlow

*	Included as Exhibits to the Report on Form 10-K for 2006 filed with the Commission.

#	Indicates director and management contracts or compensatory plans or arrangements.
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
March 12, 2007

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Fidelity Southern Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James B. Miller, Jr. James B. Miller, Jr.	Chairman of the Board and Director (Principal Executive Officer)	March 12, 2007

/s/ B. Rodrick Marlow B. Rodrick Marlow	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2007

* David R. Bockel	Director	March 12, 2007

* Edward G. Bowen, M.D.	Director	March 12, 2007

* Kevin S. King	Director	March 12, 2007

* James H. Miller III	Director	March 12, 2007

/s/ H. Palmer Proctor, Jr. H. Palmer Proctor, Jr.	Director	March 12, 2007

* Robert J. Rutland	Director	March 12, 2007

* W. Clyde Shepherd III	Director	March 12, 2007

* Rankin M. Smith, Jr.	Director	March 12, 2007

* By: /s/ B. Rodrick Marlow
B. Rodrick Marlow,
Attorney-in-fact pursuant to Power of
Attorney filed as part of this Form 10-K.