Form 10-Q
period 2007-03-31
FIDELITY SOUTHERN CORP
filed 2007-05-08
CIK 822662

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 30, 2007

Common Stock, no par value	9,318,809

FIDELITY SOUTHERN CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
(Dollars in thousands)	2007	2006
Assets
Cash and due from banks	$22,663	$32,075
Interest-bearing deposits with banks	941	584
Federal funds sold	23,700	26,316

Cash and cash equivalents	47,304	58,975
Investment securities available-for-sale (amortized cost of $113,765 and $111,360 at March 31, 2007, and December 31, 2006, respectively)	111,569	108,796
Investment securities held-to-maturity (approximate fair value of $31,368 and $32,485 at March 31, 2007, and December 31, 2006, respectively)	32,074	33,182
Investment in FHLB stock	4,090	4,834
Loans held-for-sale	36,838	58,268
Loans	1,333,251	1,330,756
Allowance for loan losses	(13,540)	(13,944)

Loans, net of allowance for loan losses	1,319,711	1,316,812
Premises and equipment, net	18,421	18,803
Other real estate	342	—
Accrued interest receivable	8,723	9,312
Bank owned life insurance	25,942	25,694
Other assets	15,851	14,503

Total assets	$1,620,865	$1,649,179

Liabilities
Deposits
Noninterest-bearing demand deposits	$141,297	$154,392
Interest-bearing deposits:
Demand and money market	295,212	286,620
Savings	196,269	182,390
Time deposits, $100,000 and over	297,454	276,536
Other time deposits	471,518	486,603

Total deposits	1,401,750	1,386,541
Federal funds purchased	—	20,000
Other short-term borrowings	25,151	52,061
Subordinated debt	46,908	46,908
Other long-term debt	37,000	37,000
Accrued interest payable	7,138	7,042
Other liabilities	6,066	4,980

Total liabilities	1,524,013	1,554,532

Shareholders’ Equity
Common stock, no par value. Authorized 50,000,000; issued and outstanding 9,304,573 and 9,288,222 at March 31, 2007, and December 31, 2006, respectively	45,159	44,815
Accumulated other comprehensive loss, net of taxes	(1,361)	(1,590)
Retained earnings	53,054	51,422

Total shareholders’ equity	96,852	94,647

Total liabilities and shareholders’ equity	$1,620,865	$1,649,179

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
(Dollars in thousands except per share data)	2007	2006
Interest income
Loans, including fees	$25,453	$19,074
Investment securities	1,847	2,068
Federal funds sold and bank deposits	101	86

Total interest income	27,401	21,228

Interest expense
Deposits	14,139	8,662
Short-term borrowings	511	743
Subordinated debt	1,105	1,053
Other long-term debt	388	483

Total interest expense	16,143	10,941

Net interest income	11,258	10,287
Provision for loan losses	500	675

Net interest income after provision for loan losses	10,758	9,612

Noninterest income
Service charges on deposit accounts	1,118	973
Other fees and charges	456	375
Mortgage banking activities	121	149
Brokerage activities	237	226
Indirect lending activities	1,373	1,000
SBA lending activities	644	367
Bank owned life insurance	287	270
Other	229	225

Total noninterest income	4,465	3,585

Noninterest expense
Salaries and employee benefits	6,419	5,520
Furniture and equipment	684	665
Net occupancy	971	849
Communication	399	380
Professional and other services	916	781
Advertising and promotion	244	449
Stationery, printing and supplies	174	160
Insurance	70	78
Other	1,660	1,197

Total noninterest expense	11,537	10,079

Income before income tax expense	3,686	3,118
Income tax expense	1,122	1,007

Net Income	$2,564	$2,111

Earnings per share:
Basic earnings per share	$.28	$.23

Diluted earnings per share	$.28	$.23

Dividends declared per share	$.09	$.08

Weighted average common shares outstanding-basic	9,296,933	9,248,000

Weighted average common shares outstanding-fully diluted	9,306,052	9,265,352

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2007	2006
Operating Activities
Net income	$2,564	$2,111
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	500	675
Depreciation and amortization of premises and equipment	510	494
Other amortization	198	123
Share-based compensation	38	8
Proceeds from sales of loans	106,303	46,553
Loans originated for resale	(83,882)	(48,460)
Gains on loan sales	(990)	(607)
Net decrease (increase) in accrued interest receivable	589	(105)
Net increase in cash value of bank owned life insurance	(248)	(235)
Net increase in other assets	(1,662)	(343)
Net increase in accrued interest payable	96	96
Net increase in other liabilities	991	665

Net cash provided by operating activities	25,007	975

Investing Activities
Purchases of investment securities available-for-sale	(5,756)	—
Purchases of FHLB stock	(2,046)	(3,065)
Maturities and calls of investment securities held-to-maturity	1,110	1,245
Maturities and calls of investment securities available-for-sale	3,324	3,551
Redemption of FHLB stock	2,790	2,790
Net increase in loans	(3,741)	(39,174)
Purchases of premises and equipment	(128)	(1,363)

Net cash used in investing activities	(4,447)	(36,016)

Financing Activities
Net increase in demand deposits, money market accounts, and savings accounts	9,376	3,353
Net increase in time deposits	5,833	27,378
Net decrease in short-term borrowings	(46,910)	(18,168)
Dividends paid	(836)	(739)
Proceeds from the issuance of common stock	306	195

Net cash (used in) provided by financing activities	(32,231)	12,019

Net decrease in cash and cash equivalents	(11,671)	(23,022)

Cash and cash equivalents, beginning of period	58,975	65,356

Cash and cash equivalents, end of period	$47,304	$42,334

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$16,046	$10,846

Income taxes	$648	$31

Non-cash transfers of loans to other real estate	$342	$—

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2007
1. Basis of Presentation
     The accompanying unaudited consolidated financial statements include the accounts of Fidelity Southern Corporation and its wholly owned subsidiaries (collectively “Fidelity”). Fidelity Southern Corporation (“FSC”) owns 100% of Fidelity Bank (the “Bank”), and LionMark Insurance Company (“LIC”), an insurance agency offering a certain consumer credit related insurance product. FSC also owns four subsidiaries established to issue trust preferred securities, which entities are not consolidated for financial reporting purposes in accordance with Financial Account Standard Board (“FASB”) Interpretation No. 46(R), as FSC is not the primary beneficiary. The “Company”, as used herein, includes FSC and its subsidiaries, unless the context otherwise requires.
     These unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles followed within the financial services industry for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements.
     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods covered by the statements of income. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the calculations of and the amortization of capitalized servicing rights and the valuation of real estate or other assets acquired in connection with foreclosures or in satisfaction of loans. In addition, the actual lives of certain amortizable assets and income items are estimates subject to change. The Company principally operates in one business segment, which is community banking.
     In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. All such adjustments are normal recurring accruals. Certain previously reported amounts have been reclassified to conform to current presentation. These reclassifications had no impact on net income or shareholders’ equity. The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.
     There were no new accounting policies or changes to existing policies adopted in the first three months of 2007 which had a significant effect on the results of operations or statement of financial condition.
     Operating results for the three month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and Annual Report to Shareholders for the year ended December 31, 2006.

2. Shareholders’ Equity
     The Board of Governors of the Federal Reserve System (the “FRB”) is the primary regulator of FSC, a bank holding company. The Bank is a state chartered commercial bank subject to Federal and state statutes applicable to banks chartered under the banking laws of the State of Georgia and to banks whose deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”), the Bank’s primary Federal regulator. The Bank is a wholly owned subsidiary of the Company. The Bank’s state regulator is the Georgia Department of Banking and Finance (the “GDBF”). The FDIC and the GDBF examine and evaluate the financial condition, operations, and policies and procedures of state chartered commercial banks, such as the Bank, as part of their legally prescribed oversight responsibilities.
     The FRB, FDIC, and GDBF have established capital adequacy requirements as a function of their oversight of bank holding companies and state chartered banks. Each bank holding company and each bank must maintain certain minimum capital ratios. At March 31, 2007, and December 31, 2006, the Company exceeded all capital ratios required by the FRB, FDIC, and GDBF to be considered well capitalized.
3. Contingencies
     Due to the nature of their activities, the Company and its subsidiaries are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of March 31, 2007. While it is difficult to predict or determine the outcome of these proceedings, it is the opinion of management and its counsel that the ultimate liabilities, if any, will not have a material adverse impact on the Company’s consolidated results of operations or its financial position.
4. Comprehensive Income (Loss)
     Comprehensive (loss) income includes net income and other comprehensive (loss) income, related to unrealized gains and losses on investment securities classified as available-for-sale. There were no securities sales or calls during the first quarter of 2007 or the comparable period in 2006. All other comprehensive (loss) income items are tax effected at a rate of 38%.
     During the first quarter of 2007, other comprehensive income net of tax was $229,000. Other comprehensive loss net of tax benefit was $1.3 million for the comparable period of 2006. Comprehensive income for the first quarter of 2007 was $2.8 million compared to comprehensive income of $829,000 for the same period in 2006.
5. Share-Based Compensation
     The Company’s 1997 Stock Option Plan authorized the grant of options to management personnel for up to 500,000 shares of the Company’s common stock. All options granted have three year to eight year terms and vest and become fully exercisable at the end of three years to five years of continued employment. There were 70,000 options granted during 2007 under the 1997 Stock Option Plan. No options may be granted after March 31, 2007, under this plan.
     The Fidelity Southern Corporation Equity Incentive Plan (the “2006 Incentive Plan”), permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other incentive awards (“Incentive Awards”). The maximum number of shares of the Company’s common stock that may be issued under the 2006 Incentive Plan is 750,000 shares, all of which may be stock options. Generally, no award shall be exercisable or become vested or payable more than 10 years after the date of grant. Options granted under the 2006 Incentive Plan have four year terms and become fully exercisable at the end of three years of continued

employment. Incentive awards available under the 2006 Incentive Plan totaled 677,245 shares at March 31, 2007.
     A summary of option activity as of March 31, 2007, and changes during the three month period then ended is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of share	Exercise	Contractual	Intrinsic
	options	Price	Terms	Value
Outstanding at January 1, 2007	51,405	$14.30
Granted	141,000	18.70
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2007	192,405	$17.52	3.91	$291,562

Exercisable at March 31, 2007	20,381	$11.97	2.77	$144,033

     There were no share options exercised during three month period ended March 31, 2007.
6. Income Taxes
     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded a $95,000 increase in the net liability for uncertain tax positions, which was recorded as an adjustment to the opening balance of retained earnings on January 1, 2007. The total amount of uncertain tax benefits as of March 31, 2007, is $170,000. This amount, if recognized, would affect the effective tax rate in the current period.
     For financial accounting purposes, interest and penalties accrued, if any, on tax deficiencies required under FIN 48 will be classified as other expense. The total amount of interest and penalties recognized in the statement of operations for the three months ended March 31, 2007, was $9,000. The total amount of accrued interest and penalties recognized in the statement of financial position as of March 31, 2007, is $75,000.
     The tax years that remain subject to examination by the Internal Revenue Service and state authorities include the years ending December 31, 2004, 2005, and 2006. The tax year ended December 31, 2003, will be subject to examination by the Internal Revenue Service and state authorities through September 15, 2007.
7. Recent Accounting Pronouncements
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
Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
     The following analysis reviews important factors affecting our financial condition at March 31, 2007, compared to December 31, 2006, and compares the results of operations for the first quarters of 2007 and 2006. These comments should be read in conjunction with our consolidated financial statements and accompanying notes appearing in this report and the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.
Forward-Looking Statements
     This report on Form 10-Q may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations relating to present or future trends or factors generally affecting the banking industry and specifically affecting our operations, markets and products. Without limiting the foregoing, the words “believes”, “expects”, “anticipates”, “estimates”, “projects”, “intends”, and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon assumptions we believe are reasonable and may relate to, among other things, the adequacy of the allowance for loan losses, changes in interest rates, and litigation results. These forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those projected for many reasons, including without limitation, changing events and trends that have influenced our assumptions. These trends and events include (i) difficulties in maintaining our growth; (ii) unique risks associated with our construction and land development loans; (iii) changes in the interest rate environment; (iv) changes in land values and economic conditions in Atlanta, Georgia; (v) changes in our indirect automobile lending operations; (vi) less favorable than anticipated changes in the national and local business environment and securities markets; (vii) adverse changes in the regulatory requirements affecting us; (viii) greater competitive pressures among financial institutions in our market; (ix) changes in political, legislative and economic conditions; (x) inflation; (xi) greater loan losses than historic levels and an insufficient allowance for loan losses; (xii) environmental liability risks; and (xiii) failure to achieve the revenue increases expected to result from our investments in branch additions and in our transaction deposit and lending businesses.
     This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included herein and are not intended to represent a complete list of all risks and uncertainties in our business. Investors are encouraged to read the related section in our 2006 Annual Report on Form 10-K, including the “Risk Factors” set forth therein. Additional information and other factors that could affect future financial results are included in our filings with the Securities and Exchange Commission.
Critical Accounting Policies
     Our accounting and reporting policies are in accordance with U.S. generally accepted accounting principles and conform to general practices within the financial services industry. Our financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies, or conditions significantly different from certain assumptions, could result in material changes in our consolidated financial position or consolidated results of operations. The more critical accounting and reporting policies include those related to the allowance for loan losses, the capitalization of servicing assets and liabilities and the related amortization, loan related revenue recognition, and income taxes. Our accounting policies are fundamental to understanding our consolidated financial position and consolidated results of operations. Significant accounting policies have been periodically discussed and reviewed with and approved by the Audit Committee of the Board of Directors and the Board of Directors.
     Our critical accounting policies that are highly dependent on estimates, assumptions and judgment are substantially unchanged from the descriptions included in the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006.
Results of Operations
Earnings
     Net income was $2.6 million for the first quarter of 2007 compared to $2.1 million for the first quarter of 2006, an increase of 21.5%. Basic and diluted earnings per share for the first quarter of 2007 and 2006 were $.28 and $.23, respectively. The increase in net income for the first quarter of 2007 when compared to the same period in 2006 was primarily due to increased loan production and transaction deposit growth, coupled with increased revenues from transaction account fees and charges and increased revenues from indirect automobile and SBA activities.
Net Interest Income
     Net interest income increased $971,000 or 9.4% in the first quarter of 2007 to $11.3 million compared to $10.3 million for the same period in 2006 resulting from significant growth in loan volume. The average balance of interest-earning assets increased significantly by $197 million or 14.8% to $1.528 billion for the first quarter of 2007, when compared to the same period in 2006. The yield on interest-earning assets for the first quarter of 2007 was 7.31%, an increase of 82 basis points when compared to the yield on interest-earning assets for the same period in 2006. The average balance of loans outstanding for the first quarter of 2007 increased $216 million or 18.6% to $1.373 billion when compared to the same period in 2006. The yield on average loans outstanding for the period increased 85 basis points to 7.55% when compared to the same period in 2006 as a result of an increase in market rates of interest resulting in increased yields on variable rate loans and the origination of higher-yielding fixed and variable rate loans.
     The average balance of investment securities for the first quarter of 2007 decreased $18 million or 11.0% to $147 million when compared to the same period in 2006. The yield on average investment securities outstanding increased six basis points to 5.03% when compared to the same period in 2006.

     The average balance of interest-bearing liabilities increased $179 million or 15.1% to $1.358 billion for the first quarter of 2007 and the rate on this average balance increased 106 basis points to 4.82% when compared to the same period in 2006. The 106 basis point increase in the cost of interest-bearing liabilities was greater than the 82 basis point increase in the yield on interest earning assets. Offsetting this increase was the higher average balance of interest-earning assets in the first quarter of 2007 compared to the first quarter of 2006. Net interest margin was 3.02% for the first quarter of 2007 and 3.15% for the comparable period in 2006.
Provision for Loan Losses
     The allowance for loan losses is established and maintained through provisions charged to operations. Such provisions are based on management’s evaluation of the loan portfolio including loan portfolio concentrations, current economic conditions, past loan loss experience, adequacy of underlying collateral, and such other factors which, in management’s judgment, require consideration in estimating loan losses. Loans are charged off when, in the opinion of management, such loans are deemed to be uncollectible. Subsequent recoveries are added to the allowance.
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
     In determining the allocated allowance, the consumer portfolios are treated as homogenous pools. Specific consumer loan types include: direct and indirect automobile loans, other revolving lines of credit, residential first mortgage loans, and home equity loans. The allowance for loan losses is allocated to the consumer loan types based on historical net charge-off rates adjusted for any current changes in these trends. The commercial, commercial real estate and business banking portfolios are evaluated separately. Within this group, every nonperforming loan and loans having greater than normal risk characteristics are reviewed for a specific allocation. The allowance is allocated within the commercial portfolio based on a combination of historical loss rates, adjusted for those elements discussed in the preceding paragraph, and regulatory guidelines.
     In determining the appropriate level for the allowance, management ensures that the overall allowance appropriately reflects a margin for the imprecision inherent in most estimates of the range of probable credit losses. This additional allowance, if any, is reflected in the overall allowance.
     Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio (see “Asset Quality”). The provision for loan losses for the first quarter of 2007 was $500,000 compared to $675,000 for the same period in 2006. The allowance for loan losses as a percentage of loans at March 31, 2007, was 1.02% compared to 1.05% and 1.11% at December 31, 2006, and March 31, 2006, respectively. The decline in the provision in the first quarter of 2007 as compared to the first quarter of 2006 and the decline in the allowance as a percentage of loans for the same period was due to the payoff and paydowns of significant loan balances for which a portion of the allowance had previously been specifically allocated. Paydowns in excess of $14 million reduced the allocated allowance for loan losses related to these loans by $2 million. The ratio of net charge-offs to average loans on an annualized basis for the first quarter of 2007, increased to .27% compared to .24% for the same period in 2006. The ratio of net charge-offs to average loans for 2006 was .19%. The following schedule summarizes changes in the allowance for loan losses for the periods indicated (dollars in thousands):

	Three Months Ended		Year Ended
	March 31,		December 31,
	2007	2006	2006
Balance at beginning of period	$13,944	$12,643	$12,643
Charge-offs:
Commercial, financial and agricultural	—	—	1
SBA	—	76	67
Real estate-construction	161	—	—
Real estate-mortgage	6	—	5
Consumer installment	952	938	3,616

Total charge-offs	1,119	1,014	3,689

Recoveries:
Commercial, financial and agricultural	10	36	505
SBA	3	111	145
Real estate-construction	—	—	—
Real estate-mortgage	1	2	7
Consumer installment	201	192	733

Total recoveries	215	341	1,390

Net charge-offs	904	673	2,299
Provision for loan losses	500	675	3,600

Balance at end of period	$13,540	$12,645	$13,944

Ratio of net charge-offs to average loans	.27%	.24%	.19%

Allowance for loan losses as a percentage of loans at end of period	1.02%	1.11%	1.05%

     Construction loan net charge-offs were $161,000 in the first quarter of 2007 compared to no charge-offs in the same period of 2006. These charge-offs were related to one builder and were attributed to the slow down in housing construction and sales. We will continue to closely monitor activity and trends in the residential housing construction portfolio. Consumer installment loan net charge-offs in the first three months of 2007 of $751,000 were only slightly greater than the same period in 2006, notwithstanding significant growth in outstanding balances. The ratio of net charge-offs to average consumer loans outstanding was .11% and .12% the first quarter of 2007 and 2006, respectively. Consumer loan charge-offs represented 85.1% of total charge-offs for the first quarter of 2007.
Noninterest Income
     Noninterest income for the first quarter of 2007 was $4.5 million compared to $3.6 million for the same period in 2006, an increase of $880,000, or 24.5%. This increase was primarily due to an increase in revenues from indirect lending activities and SBA lending activities, and an increase in revenues from service charges on deposit accounts.
     Income from indirect lending activities, which includes both net gains from the sale of indirect automobile loans and servicing and ancillary loan fees on loans sold, for the first quarter of 2007 increased $373,000 or 37.3% to $1.4 million compared to the same period of 2006. The increase was due primarily to increased ancillary loan servicing fees on loans sold and increased gains resulting from loan sales. Indirect automobile loans serviced for others totaled $294 million and $254 million at March 31, 2007 and 2006, respectively, an increase of $40 million or 15.7%. This reflects an increase in the number and volume of indirect automobile loans sold with servicing, resulting in an increase in the volume of servicing during the first quarter of 2007 when compared to the same period of 2006. There were sales of $74 million of indirect automobile loans in the first quarter of 2007 compared to sales of $33 million in the first quarter of 2006.

     Income from SBA lending activities increased $277,000 or 75.5% to $644,000 due to the continued expansion of the SBA lending business, resulting in an increased volume of and gains on sales, coupled with a growing servicing portfolio generating increased servicing and ancillary fees.
     Service charges on deposit accounts increased $145,000 or 14.9% to $1.1 million due to the growing number of transaction accounts resulting from the transaction account acquisition program initiated in early 2006 and continuing through 2007 to attract lower-costing deposits generating service charges and fees.
Noninterest Expense
     Noninterest expense was $11.5 million for the first quarter of 2007, compared to $10.1 million for the same period in 2006, an increase of $1.5 million or 14.5%. The increase in expenses primarily related to salaries and employee benefits, and other operating expenses, offset in part by a decline in advertising and promotion expenses.
     Salaries and employee benefits expenses increased 16.3% or $899,000 to $6.4 million in the first quarter of 2007 compared to the same period in 2006. The increase was primarily attributable to the addition of seasoned loan production and branch operations staff, including SBA, indirect automobile, and commercial lenders to increase lending volume, and staff for the new branches added in 2006 and to some extent in 2007. Full-time equivalent employees totaled 383 at March 31, 2007, compared to 356 at March 31, 2006. Management expects this trend of increasing salaries and employee benefits expenses to continue, but on a more moderate basis, as the Bank expands its market footprint further in the Atlanta metropolitan market and elsewhere in the Southeast.
     Advertising and promotion expenses decreased 45.7% or $205,000 to $244,000 in the first quarter of 2007 compared to the same quarter in 2006 due primarily to the significant expenses in the first quarter of 2006 related to the initiation of the transaction account acquisition program.
     Other operating expenses increased 38.7% or $463,000 to $1.7 million in the first quarter of 2007 when compared to the same period in 2006. The increase was primarily related to business development, hiring costs, costs related to growing volumes of accounts and related transaction activity, an increase in losses primarily related to transaction accounts, collection and repossession expenses, and the amortization expense related to the investment in Georgia low income housing tax credits, for which there was no comparable expense in the same period of 2006.
Provision for Income Taxes
     The provision for income taxes for the first quarter of 2007 was $1.1 million compared to $1.0 million for the same period in 2006. The effective tax rate for the first quarter of 2007 was 30.4% and was 32.3% for the comparable period in 2006. The decline in the effective income tax rate was in part the result of the purchase of an investment in Georgia low income housing tax credits during 2006 and the increased average balances of tax-exempt loans and investment securities during the first quarter of 2007.

Financial Condition
Assets
     Total assets were $1.621 billion at March 31, 2007, compared to $1.649 billion at December 31, 2006, a decrease of $28 million, or 1.7%. This decrease was primarily due to an $18 million decline in indirect automobile loans held-for-sale as indirect automobile loan sales for the quarter exceeded $74 million.
     Loans increased $2 million or .2% to $1.333 billion at March 31, 2007 compared to $1.331 billion at December 31, 2006. The increase in loans was the result of an increase in commercial real estate loans of $15 million or 9.3% to $178 million and growth in commercial, financial, and agricultural loans of $5 million or 4.4% to $128 million. These increases were offset by a decline in construction loans of $17 million or 5.7% to $289 million. Contributing to the decline were significant construction loan payoffs.
     Loans held-for-sale decreased $21 million or 36.8% to $37 million at March 31, 2007, compared to December 31, 2006. The decline in loans held-for-sale was primarily due to a decrease of $18 million in indirect automobile loans held-for-sale to $25 million and a decrease of $3 million in SBA loans held-for-sale to $11 million. The decline is due primarily to increased indirect automobile loan sales during the quarter and a larger pool of loans being available at 2006 year end in anticipation of first quarter sales. Indirect automobile loan production in the first quarter of 2007 was $138 million compared to $103 million for the same period in 2006, a $35 million or 34.0% increase, while sales totaled $74 million compared to $33 million for the same period in 2006. The increased sales in the first quarter of 2007, as compared to the same period in 2006, is due to greater loan production and also a carryover of loans not sold in the fourth quarter of 2006.
     The following schedule summarizes our total loans at March 31, 2007, and December 31, 2006 (dollars in thousands):

	March 31,	December 31,
	2007	2006
Loans:
Commercial, financial and agricultural	$111,726	$107,992
Tax exempt commercial	16,626	14,969
Real estate – mortgage – commercial	178,435	163,275

Total commercial	306,787	286,236
Real estate – construction	288,754	306,078
Real estate – mortgage – residential	91,703	91,652
Consumer installment	646,007	646,790

Loans	1,333,251	1,330,756
Allowance for loan losses	13,540	13,944

Loans, net of allowance	$1,319,711	$1,316,812

Total Loans:
Loans	$1,333,251	$1,330,756
Loans Held-for-Sale:
Residential mortgage	381	321
Consumer installment	25,000	43,000
SBA	11,457	14,947

Total loans held-for-sale	36,838	58,268

Total loans	$1,370,089	$1,389,024

Asset Quality
     The following schedule summarizes our asset quality position at March 31, 2007, and December 31, 2006 (dollars in thousands):

	March 31,		December 31,
	2007		2006
Nonperforming assets:
Nonaccrual loans	$7,549		$4,587
Repossessions	1,187		937
Other real estate	342		—

Total nonperforming assets	$9,078		$5,524

Loans 90 days past due and still accruing	$—		$—

Allowance for loan losses	$13,540		$13,944

Ratio of loans past due and still accruing to loans	—%		—%

Ratio of nonperforming assets to total loans and repossessions	.66%		.40%

Allowance to period-end loans	1.02%		1.05%

Allowance to nonaccrual loans and repossessions (coverage ratio)	1.55	x	2.52	x

     The increase in nonperforming assets from December 31, 2006 to March 31, 2007, was primarily driven by increases in nonaccrual loans and other real estate, approximately 90% of which are secured by real estate. The majority of the $3.0 million increase in nonaccrual loans from December 31, 2006 to March 31, 2007, is from two large credits totaling $2.9 million. One of these credits is a commercial real estate loan and one credit is a residential construction loan. Management anticipates no significant additional losses above those provided for in the allowance for loan losses resulting from these nonperforming assets. The majority of the balance in nonaccrual loans relates to several relatively large loans, with real estate as primary collateral. Management’s assessment of the overall loan portfolio is that loan quality and performance continue to be strong. This should be read in conjunction with the discussion in “Provision for Loan Losses”.
Investment Securities
     Total unrealized losses on investment securities available-for-sale, net of unrealized gains of $80,000, were $2.2 million at March 31, 2007. Total unrealized losses on investment securities available-for-sale, net of unrealized gains of $17,000, were $2.6 million at December 31, 2006. Net unrealized losses on investment securities available-for-sale decreased $369,000 during the first quarter of 2007.
     Declines in fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
     Certain individual investment securities were in a continuous unrealized loss position in excess of 12 months at March 31, 2007. However, all investment securities in a continuous unrealized loss position in excess of 12 months at March 31, 2007, were agency notes and agency pass-through mortgage backed securities and the unrealized loss positions resulted not from credit quality issues, but from market interest rate increases over the interest rates prevalent at the time the mortgage backed securities were purchased, and are considered temporary.
     Also, as of March 31, 2007, management had the ability and intent to hold the temporarily impaired securities for a period of time sufficient for a recovery of cost. Accordingly, as of March 31, 2007, management believes the impairments discussed above are temporary and no impairment loss has been recognized in our Consolidated Statements of Income.
Deposits
     Total deposits at March 31, 2007, were $1.402 billion compared to $1.387 billion at December 31, 2006, a $15 million or 1.1% increase. Savings deposits increased $14 million or 7.6% to $196 million. Interest-bearing demand and money market accounts increased $9 million or 3.0% to $295 million. Time deposits increased $6 million or .8% to $769 million. Noninterest-bearing demand deposits decreased $13 million or 8.5% to $141 million due in part to significant growth in certain commercial account balances during the fourth quarter of 2006 in anticipation of large disbursements for business activities during the first quarter of 2007. The increase in total deposits was in part due to an increase in the number of transaction accounts as the result of continued benefits from the extensive transaction account acquisition program implemented in January 2006 and continuing during 2007, and in part due to an increase in selected deposit rates to fund significant loan growth. Management believes that our transactional deposit accounts will increase during the remainder of 2007.
Short-Term Borrowings
     There were no outstanding Federal funds purchased at March 31, 2007, compared to $20 million at December 31, 2006, a decline of $20 million. Other short-term borrowings at March 31, 2007, totaled $25 million compared to $52 million at December 31, 2006, a decline of $27 million or 51.7%. The total $47 million decline in short-term borrowings was a result of deposit growth, a significant volume of loan sales and payoffs, and liquidity from Federal funds sold. Other short-term borrowings at March 31, 2007, consisted of $14 million in overnight repurchase agreements primarily with commercial transaction account customers and $11 million of collateralized debt maturing during 2007.
Subordinated Debt
     The Company has four unconsolidated business trust (“trust preferred”) subsidiaries that are variable interest entities: FNC Capital Trust I (“FNCCTI”), Fidelity National Capital Trust I (“FidNCTI”), Fidelity Southern Statutory Trust I (“FSCSTI”) and Fidelity Southern Statutory Trust II (“FSCSTII”). Our subordinated debt consists of the outstanding obligations of the four trust preferred issues and the amounts to fund the investments in the common stock of those entities.

     The following schedule summarizes our subordinated debt at March 31, 2007 (dollars in thousands):

			Subordinated
Trust			Debt(2)
Preferred	Issued(1)	Par	March 31, 2007	Interest Rate
FNCCTI	March 8, 2000	$10,500	$10,825	Fixed @ 10.875%
FidNCTI	July 19, 2000	10,000	10,309	Fixed @ 11.045%
FSSTI	June 26, 2003	15,000	15,464	Variable @ 8.446%(3)
FSSTII	March 17, 2005	10,000	10,310	Variable @ 7.240%(4)

		$45,500	$46,908

1.	Each trust preferred security has a final maturity thirty years from the date of issuance.

2.	Includes investments in the common stock of these entities.

3.	Reprices quarterly at a rate 310 basis points over three month LIBOR.

4.	Reprices quarterly at a rate 189 basis points over three month LIBOR.
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
     Sources of liquidity include cash and cash equivalents, net of Federal requirements to maintain reserves against deposit liabilities; investment securities eligible for sale or pledging to secure borrowings from dealers and customers pursuant to securities sold under agreements to repurchase (“repurchase agreements”); loan repayments; loan sales; deposits and certain interest-sensitive deposits; brokered deposits; a collateralized line of credit at the Federal Reserve Bank of Atlanta (“FRB”) Discount Window; a collateralized line of credit from the Federal Home Loan Bank of Atlanta (“FHLB”); and borrowings under unsecured overnight Federal funds lines available from correspondent banks. The principal demands for liquidity are new loans, anticipated fundings under credit commitments to customers, and deposit withdrawals.
     Management seeks to maintain a stable net liquidity position while optimizing operating results, as reflected in net interest income, the net yield on interest-earning assets and the cost of interest-bearing liabilities in particular. Our Asset/Liability Management Committee (“ALCO”) meets regularly to review the current and projected net liquidity positions and to review actions taken by management to achieve this liquidity objective.
     As of March 31, 2007, we had unused sources of liquidity in the form of unused unsecured Federal funds lines totaling $62 million, unpledged securities with a market value of $23 million, brokered deposits available through investment banking firms and significant additional FHLB and FRB lines of credit, subject to available qualifying collateral.

Shareholders’ Equity
     Shareholders’ equity was $97 million at March 31, 2007, and $95 million at December 31, 2006. Shareholders’ equity as a percent of total assets was 6.0% at March 31, 2007, compared to 5.7% at December 31, 2006. The increase in shareholders’ equity in the first quarter of 2007 was primarily the result of net income plus common stock issued, net of dividends paid.
     At March 31, 2007, and December 31, 2006, we exceeded all capital ratios required by the FRB to be considered well capitalized, as reflected in the following schedule:

	FRB
	Well	March 31,	December 31,
	Capitalized	2007	2006
Capital Ratios:
Leverage	5.00%	8.15%	8.07%
Risk-Based Capital
Tier I	6.00	8.78	8.54
Total	10.00	10.56	10.37
     The following table sets forth the capital requirements for the Bank under FDIC regulations and the Bank’s capital ratios at March 31, 2007, and December 31, 2006, respectively:

	FDIC
	Regulations
	Well	March 31,	December 31,
	Capitalized	2007	2006
Capital Ratios:
Leverage	5.00%	8.02%	7.98%
Risk-Based Capital
Tier I	6.00	8.63	8.44
Total	10.00	10.24	10.05
     During the first quarter of 2007, we declared and paid dividends on our common stock of $.09 per share totaling $836,000, which represented a 12.5% increase in dividends paid per share when compared to the same period in 2006.
Market Risk
     Our primary market risk exposures are interest rate risk and credit risk and, to a lesser extent, liquidity risk. We have little or no risk related to trading accounts, commodities, or foreign exchange.
     Interest rate risk is the exposure of a banking organization’s financial condition and earnings ability to withstand adverse movements in interest rates. Accepting this risk can be an important source of profitability and shareholder value; however, excessive levels of interest rate risk can pose a significant threat to assets, earnings, and capital. Accordingly, effective risk management that maintains interest rate risk at prudent levels is essential to our success.
     ALCO, which includes senior management representatives, monitors and considers methods of managing the rate and sensitivity repricing characteristics of the balance sheet components consistent with maintaining acceptable levels of changes in portfolio values and net interest income with changes in interest rates. The primary purposes of ALCO are to manage interest rate risk consistent with earnings and liquidity, to effectively invest our capital, and to preserve the value created by our core business operations. Our exposure to interest rate risk compared to established tolerances is reviewed on at least a quarterly basis by our Board of Directors.
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
     Interest rate sensitivity analysis is used to measure our interest rate risk by computing estimated changes in earnings and the net present value of our cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net present value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in the market risk sensitive instruments in the event of a sudden and sustained 200 basis point increase or decrease in market interest rates (equity at risk).
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
     We have historically been asset sensitive to six months; however, we have been liability sensitive from six months to one year, largely mitigating the potential negative impact on net interest income and net income over a full year from a sudden and sustained decrease in interest rates. Likewise, historically the potential positive impact on net interest income and net income of a sudden and sustained increase in interest rates is reduced over a one-year period as a result of our liability sensitivity in the six month to one year time frame.
     As discussed, the negative impact of an immediate and sustained 200 basis point increase in market rates of interest on the net present value (equity at risk) was well within established tolerances as of the most recent shock analysis and was significantly less than that for the prior quarter, primarily because of the reduced sensitivity in our transactional deposits. Also, the negative impact of an immediate and sustained 200 basis point decrease in market rates of interest on net interest income and net income was well within established tolerances and reflected a decrease in interest rate sensitivity compared to the prior quarter. We follow FDIC guidelines for non-maturity deposits such as interest-bearing transaction and savings accounts in the interest rate sensitivity (gap) analysis; therefore, this analysis does not reflect the full impact of rapidly rising or falling market rates of interest on these accounts compared to the results of the rate shock analysis.
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
     The interest rate sensitivity structure within our balance sheet at March 31, 2007, indicated a cumulative net interest sensitivity liability gap of 12.63% when projecting out one year. In the near term, defined as 90 days, there was a cumulative net interest sensitivity asset gap of 7.14% at March 31, 2007. When projecting forward six months, there was a cumulative net interest sensitivity liability gap of 3.99%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. Our policy states that the cumulative gap at six months and one year should generally not exceed 15% and 10%, respectively. Our cumulative gap at one year slightly exceeds the 10% threshold established for this measure primarily due to the flat yield curve and management’s expectation of flat to falling interest rates throughout 2007. We have positioned our average time deposit maturities in the six month to one year range based on the above, resulting in an increase in our liability sensitivity and positioning ourselves to take advantage of flat to falling interest rates. The interest rate shock analysis is generally considered to be a better indicator of interest rate risk and it reflects this increase in liability sensitivity.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     See Item 2 “Market Risk” and “Interest Rate Sensitivity” for quantitative and qualitative discussion about our market risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, Fidelity’s management supervised and participated in an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on, or as of the date of, that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
     There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     We are a party to claims and lawsuits arising in the course of normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of March 31, 2007, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our results of operations or financial condition.
Item 1A. Risk Factors
     While the Company attempts to identify, manage, and mitigate risks and uncertainties associated with its business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our cash flows, results of operations, and financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
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

FIDELITY SOUTHERN CORPORATION (Registrant)
Date: May 8, 2007	BY:	/s/ James B. Miller, Jr.
James B. Miller, Jr.
Chief Executive Officer

Date: May 8, 2007	BY:	/s/ B. Rodrick Marlow
B. Rodrick Marlow
Chief Financial Officer