Form 10-Q
period 2007-06-30
FIDELITY SOUTHERN CORP
filed 2007-08-07
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 31, 2007
Common Stock, no par value	9,334,671

FIDELITY SOUTHERN CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
(Dollars in thousands)	2007	2006
Assets
Cash and due from banks	$21,035	$32,075
Interest-bearing deposits with banks	920	584
Federal funds sold	1,501	26,316

Cash and cash equivalents	23,456	58,975
Investment securities available-for-sale (amortized cost of $111,101 and $111,360 at June 30, 2007, and December 31, 2006, respectively)	106,183	108,796
Investment securities held-to-maturity (approximate fair value of $29,591 and $32,485 at June 30, 2007, and December 31, 2006, respectively)	30,955	33,182
Investment in FHLB stock	5,215	4,834
Loans held-for-sale	59,932	58,268
Loans	1,346,136	1,330,756
Allowance for loan losses	(13,918)	(13,944)

Loans, net of allowance for loan losses	1,332,218	1,316,812
Premises and equipment, net	18,792	18,803
Other real estate	2,884	—
Accrued interest receivable	9,466	9,312
Bank owned life insurance	26,186	25,694
Other assets	18,459	14,503

Total assets	$1,633,746	$1,649,179

Liabilities
Deposits
Noninterest-bearing demand deposits	$129,059	$154,392
Interest-bearing deposits:
Demand and money market	297,424	286,620
Savings	202,446	182,390
Time deposits, $100,000 and over	302,110	276,536
Other time deposits	460,262	486,603

Total deposits	1,391,301	1,386,541
Federal funds purchased	—	20,000
Other short-term borrowings	49,818	52,061
Subordinated debt	46,908	46,908
Other long-term debt	37,000	37,000
Accrued interest payable	7,119	7,042
Other liabilities	4,770	4,980

Total liabilities	1,536,916	1,554,532

Shareholders’ Equity
Common stock, no par value. Authorized 50,000,000; issued and outstanding 9,332,187 and 9,288,222 at June 30, 2007, and December 31, 2006, respectively	45,494	44,815
Additional paid-in-capital	100	—
Accumulated other comprehensive loss, net of taxes	(3,049)	(1,590)
Retained earnings	54,285	51,422

Total shareholders’ equity	96,830	94,647

Total liabilities and shareholders’ equity	$1,633,746	$1,649,179

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(Dollars in thousands except per share data)	2007	2006	2007	2006
Interest income
Loans, including fees	$51,866	$40,186	$26,413	$21,112
Investment securities	3,683	4,080	1,836	2,012
Federal funds sold and bank deposits	169	191	68	105

Total interest income	55,718	44,457	28,317	23,229

Interest expense
Deposits	28,745	18,804	14,606	10,142
Short-term borrowings	1,020	1,715	509	972
Subordinated debt	2,215	2,140	1,110	1,087
Other long-term debt	781	971	393	488

Total interest expense	32,761	23,630	16,618	12,689

Net interest income	22,957	20,827	11,699	10,540
Provision for loan losses	2,150	1,200	1,650	525

Net interest income after provision for loan losses	20,807	19,627	10,049	10,015

Noninterest income
Service charges on deposit accounts	2,324	1,975	1,206	1,002
Other fees and charges	930	774	474	399
Mortgage banking activities	200	372	79	223
Brokerage activities	404	439	167	213
Indirect lending activities	2,679	2,039	1,306	1,039
SBA lending activities	1,214	774	570	407
Bank owned life insurance	571	542	284	272
Other	489	447	260	222

Total noninterest income	8,811	7,362	4,346	3,777

Noninterest expense
Salaries and employee benefits	12,691	11,032	6,272	5,512
Furniture and equipment	1,405	1,305	721	640
Net occupancy	1,927	1,720	956	871
Communication	866	768	467	388
Professional and other services	1,831	1,509	915	728
Advertising and promotion	429	825	185	376
Stationery, printing and supplies	380	376	206	216
Insurance	150	152	80	74
Other	3,237	2,474	1,577	1,277

Total noninterest expense	22,916	20,161	11,379	10,082

Income before income tax expense	6,702	6,828	3,016	3,710
Income tax expense	2,068	2,141	946	1,134

Net Income	$4,634	$4,687	$2,070	$2,576

Earnings per share:
Basic earnings per share	$.50	$.51	$.22	$.28

Diluted earnings per share	$.50	$.51	$.22	$.28

Dividends declared per share	$.18	$.16	$.09	$.08

Weighted average common shares outstanding-basic	9,310,016	9,257,001	9,322,956	9,265,902

Weighted average common shares outstanding-fully diluted	9,316,053	9,271,204	9,325,821	9,276,992

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(Dollars in thousands)	2007	2006
Operating Activities
Net income	$4,634	$4,687
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	2,150	1,200
Depreciation and amortization of premises and equipment	1,024	964
Other amortization	129	92
Share-based compensation	63	15
Excess tax benefit from share-based compensation	(15)	—
Proceeds from sales of loans	149,779	97,905
Loans originated for resale	(149,924)	(107,193)
Gains on loan sales	(1,519)	(1,114)
Net increase in deferred income taxes	(340)	(131)
Net increase in accrued interest receivable	(154)	(675)
Net increase in cash value of bank owned life insurance	(492)	(469)
Net increase in other assets	(2,799)	(1,309)
Net increase in accrued interest payable	77	758
Net decrease in other liabilities	(290)	(943)

Net cash provided by (used in) operating activities	2,323	(6,213)

Investing Activities
Purchases of investment securities available-for-sale	(6,549)	—
Purchases of FHLB stock	(4,071)	(3,605)
Maturities and calls of investment securities held-to-maturity	2,234	2,664
Maturities and calls of investment securities available-for-sale	6,750	7,447
Redemption of FHLB stock	3,690	4,590
Net increase in loans	(20,370)	(109,297)
Capital improvements to other real estate owned	(70)	—
Purchases of premises and equipment	(1,014)	(2,329)

Net cash used in investing activities	(19,400)	(100,530)

Financing Activities
Net increase in demand deposits, money market accounts, and savings accounts	5,527	49,890
Net (decrease) increase in time deposits	(767)	80,736
Net decrease in short-term borrowings	(22,243)	(47,036)
Dividends paid	(1,675)	(1,480)
Proceeds from the issuance of common stock	701	359
Excess tax benefit from share-based compensation	15	—

Net cash (used in) provided by financing activities	(18,442)	82,469

Net decrease in cash and cash equivalents	(35,519)	(24,274)

Cash and cash equivalents, beginning of period	58,975	65,356

Cash and cash equivalents, end of period	$23,456	$41,082

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$32,684	$22,872

Income taxes	$3,645	$2,066

Non-cash transfers of loans to other real estate	$2,814	$264

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2007
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
     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods covered by the statements of income. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the calculations of and the amortization of capitalized servicing assets and liabilities, the calculation of income taxes, and the valuation of real estate or other assets acquired in connection with foreclosures or in satisfaction of loans. In addition, the actual lives of certain amortizable assets and income items are estimates subject to change. The Company principally operates in one business segment, which is community banking.
     In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. All such adjustments are normal recurring accruals. Certain previously reported amounts have been reclassified to conform to current presentation. These reclassifications had no impact on net income or shareholders’ equity. The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.
     There were no new accounting policies or changes to existing policies adopted in the first six months of 2007 which had a significant effect on the results of operations or statement of financial condition.
     Operating results for the three and six month periods ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and Annual Report to Shareholders for the year ended December 31, 2006.

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
     The FRB, FDIC, and GDBF have established capital adequacy requirements as a function of their oversight of bank holding companies and state chartered banks. Each bank holding company and each bank must maintain certain minimum capital ratios. At June 30, 2007, and December 31, 2006, the Company exceeded all capital ratios required by the FRB, and the Bank exceeded all capital ratios required by the FDIC and GDBF to be considered well capitalized.
3. Contingencies
     Due to the nature of their activities, the Company and its subsidiaries are at times engaged in various legal proceedings that arise in the normal course of business, some of which were outstanding as of June 30, 2007. While it is difficult to predict or determine the outcome of these proceedings, it is the opinion of management and its counsel that the ultimate liabilities, if any, will not have a material adverse impact on the Company’s consolidated results of operations or its financial position.
4. Comprehensive Income (Loss)
     Comprehensive income (loss) includes net income and other comprehensive income (loss), related to unrealized gains and losses on investment securities classified as available-for-sale. There were no securities sales or calls during the second quarter of 2007 or the comparable period in 2006. All other comprehensive income (loss) items are tax effected at a rate of 38%.
     During the second quarter and first six months of 2007, other comprehensive loss net of tax benefit was $1.7 million and $1.5 million, respectively, compared to $1.1 million and $2.4 million, respectively, for the comparable periods of 2006. Comprehensive income for the second quarter and first six months of 2007, was $382,000 and $3.2 million, respectively, compared to $1.5 million and $2.3 million respectively, for the same periods in 2006.
5. Share-Based Compensation
     The Company’s 1997 Stock Option Plan authorized the grant of options to management personnel for up to 500,000 shares of the Company’s common stock. All options granted have three to eight year terms and vest ratably over three to five years of continued employment. There were 70,000 options granted during 2007 under the 1997 Stock Option Plan that have four year terms and vest ratably over three years of continued employment. No options may be or were granted after March 31, 2007, under this plan.
     The Fidelity Southern Corporation Equity Incentive Plan (the “2006 Incentive Plan”), permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other incentive awards (“Incentive Awards”). The maximum number of shares of the Company’s common stock that may be issued under the 2006 Incentive Plan is 750,000 shares, all of which may be stock options. Generally, no award shall be exercisable or become vested or payable more than 10 years after the date of grant. Options granted under the 2006 Incentive Plan have four year terms and vest ratably over three years of continued employment. There were 72,500 options granted during 2007 under the 2006 Incentive Plan. Incentive awards available under the 2006 Incentive Plan totaled 675,745 shares at June 30, 2007.
     A summary of option activity as of June 30, 2007, and changes during the six month period then ended are presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of share	Exercise	Contractual	Intrinsic
	options	Price	Terms	Value
Outstanding at January 1, 2007	51,405	$14.30
Granted	142,500	18.70
Exercised	15,000	10.75
Forfeited	—	—

Outstanding at June 30, 2007	178,905	$18.10	3.8 years	$(190,073)

Exercisable at June 30, 2007	11,381	$12.94	3.1 years	$46,661

6. Income Taxes
     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded a $95,000 increase in the net liability for uncertain tax positions, which was recorded as an adjustment to the opening balance of retained earnings on January 1, 2007. The total amount of uncertain tax benefits as of June 30, 2007, was $170,000. This amount, if recognized, would affect the effective tax rate in the current period.
     For financial accounting purposes, interest and penalties accrued, if any, on tax deficiencies required under FIN 48 will be classified as other expense. The total amount of interest and penalties recognized in the statement of operations for the six months ended June 30, 2007, was $18,000. The total amount of accrued interest and penalties recognized in the statement of financial position as of June 30, 2007, was $83,000.
     The tax years that remain subject to examination by the Internal Revenue Service and state authorities include the years ending December 31, 2003, 2004, 2005, and 2006.
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
     In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,” (“FSP FIN 48-1”), which amends FIN 48, to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The FASB concluded that for purposes of applying paragraph 10(b) of FIN 48, settlement has effectively occurred if the taxing authority has completed all of its required or expected examination procedures, the enterprise does not intend to appeal or litigate any aspect of the tax position, and it is considered remote that the taxing authority would reexamine the tax position. The FASB also included guidance defining when a tax position is considered effectively settled through examination. The FSP is to be applied upon the initial adoption of FIN 48. Upon adoption of FIN 48, the Company applied FIN 48 in a manner consistent with the provisions of FSP FIN 48-1.
Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
     The following analysis reviews important factors affecting our financial condition at June 30, 2007, compared to December 31, 2006, and compares the results of operations for the six months and second quarters ended June 30, 2007 and 2006, respectively. These comments should be read in conjunction with our consolidated financial statements and accompanying notes appearing in this report and the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2006. All percentage and dollar variances noted in the following analysis are calculated from the balances presented in the accompanying financial statements.
Forward-Looking Statements
     This report on Form 10-Q may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations relating to present or future trends or factors generally affecting the banking industry and specifically affecting our operations, markets and products. Without limiting the foregoing, the words “believes”, “expects”, “anticipates”, “estimates”, “projects”, “intends”, and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon assumptions we believe are reasonable and may relate to, among other things, the adequacy of the allowance for loan losses, changes in interest rates, and litigation results. These forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those projected for many reasons, including without limitation, changing events and trends that have influenced our assumptions. These trends and events include (i) difficulties in maintaining our growth; (ii) unique risks associated with our construction and land development loans; (iii) changes in the interest rate environment; (iv) changes in land values and economic conditions in Atlanta, Georgia; (v) our ability to maintain and service relationships with automobile dealers and indirect automobile loan purchasers and our ability to profitably manage changes in our indirect automobile lending operations; (vi) less favorable than anticipated changes in the national and local business environment, particularly in regard to the housing market in general and residential construction and new home sales in particular; (vii) adverse changes in the regulatory requirements affecting us; (viii) greater competitive pressures among financial institutions in our market; (ix) changes in political, legislative and economic conditions; (x) inflation; (xi) greater loan losses than historic levels and an insufficient allowance for loan losses; (xii) environmental liability risks; and (xiii) failure to achieve the revenue increases expected to result from our investments in branch additions and in our transaction deposit and lending businesses.
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
Critical Accounting Policies
     Our accounting and reporting policies are in accordance with U.S. generally accepted accounting principles and conform to general practices within the financial services industry. Our financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies, or conditions significantly different from certain assumptions, could result in material changes in our consolidated financial position or consolidated results of operations. The more critical accounting and reporting policies include those related to the allowance for loan losses, the capitalization of servicing assets and liabilities and the related amortization, loan related revenue recognition, and income taxes. Our accounting policies are fundamental to understanding our consolidated financial position and consolidated results of operations. Significant accounting policies are periodically discussed and reviewed with and approved by the Audit Committee of the Board of Directors and the Board of Directors.
     Our critical accounting policies that are highly dependent on estimates, assumptions and judgment are substantially unchanged from the descriptions included in the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006.
Results of Operations
Earnings
     Net income was $2.1 million for the second quarter of 2007 compared to $2.6 million for the second quarter of 2006, a decrease of 19.6%. Basic and diluted earnings per share for the second quarter of 2007 and 2006 were $.22 and $.28, respectively. Net income for the six months ended June 30, 2007, was $4.6 million compared to $4.7 million for the comparable period of 2006. Basic and diluted earnings per share for the first six months of 2007 and 2006 were $.50 and $.51, respectively. The decrease in net income for the second quarter of 2007, when compared to the second quarter of 2006, was primarily due to the increase in the provision for loan losses that reflects a downturn in the metropolitan Atlanta residential construction housing market. The decrease in net income for the first six months of 2007 when compared to the same period in 2006 was primarily due to an increase in the provision for loan losses, exacerbated by increased noninterest expense from salaries and employee benefits, coupled with increased costs related to growing volumes of accounts and related transaction activity.
Net Interest Income
     Net interest income increased $1.2 million or 11.0% in the second quarter of 2007 to $11.7 million compared to $10.5 million for the same period in 2006, driven by increases in average interest-earning assets, which more than offset the decline in the net interest margin. The average balance of interest-earning assets increased by $172 million or 12.6% to $1.541 billion for the second quarter of 2007, when compared to the same period in 2006. The yield on interest-earning assets for the second quarter of 2007 was 7.40%, an increase of 58 basis points when compared to the yield on interest-earning assets for the same period in 2006. The average balance of loans outstanding for the second quarter of 2007 increased $187 million or 15.5% to $1.389 billion when compared to the same period in 2006. The yield on average loans outstanding for the period increased 60 basis points to 7.66% when compared to the same period in 2006, in large part due to increasing yields on the consumer loan portfolio, consisting primarily of indirect automobile loans.
     The average balance of investment securities for the second quarter of 2007 decreased $11 million or 7.2% to $147 million when compared to the same period in 2006. The yield on average investment securities outstanding increased six basis points to 5.00% when compared to the same period in 2006.
     The average balance of interest-bearing liabilities increased $170 million or 14.0% to $1.383 billion for the second quarter of 2007 and the rate on this average balance increased 63 basis points to 4.82% when compared to the same period in 2006. The 63 basis point increase in the cost of interest-bearing liabilities was greater than the 58 basis point increase in the yield on interest earning assets. Offsetting this increase was the higher average balance of interest-earning assets in the second quarter of 2007 compared to the second quarter of 2006. Net interest margin was 3.08% for the second quarter of 2007 and 3.11% for the comparable period in 2006. When compared to the first quarter of 2007, net interest margin increased six basis points, primarily due to an 11 basis point increase in the yield on loans, while the cost of interest-bearing liabilities was unchanged.
     Net interest income increased $2.1 million or 10.2% in the first six months of 2007 to $23.0 million compared to $20.8 million for the same period in 2006, driven by increases in average interest-earning assets, which more than offset the decline in the net interest margin. The average balance of interest-earning assets increased by $185 million or 13.7% to $1.535 billion for the first six months of 2007, when compared to the same period in 2006. The yield on interest-earning assets for the first six months of 2007 was 7.36%, an increase of 70 basis points when compared to the yield on interest-earning assets for the same period in 2006. The average balance of loans outstanding for the first six months of 2007 increased $201 million or 17.0% to $1.381 billion when compared to the same period in 2006. The yield on average loans outstanding for the period increased 72 basis points to 7.60% when compared to the same period in 2006, in large part due to increasing yields on the consumer loan portfolio, consisting primarily of indirect automobile loans.
     The average balance of investment securities for the first six months of 2007 decreased $15 million or 9.1% to $147 million when compared to the same period in 2006. The yield on average investment securities outstanding increased eight basis points to 5.02% when compared to the same period in 2006.
     The average balance of interest-bearing liabilities increased $174 million or 14.6% to $1.371 billion for the first six months of 2007 and the rate on this average balance increased 84 basis points to 4.82% when compared to the same period in 2006. The 84 basis point increase in the cost of interest-bearing liabilities was greater than the 70 basis point increase in the yield on interest earning assets. Offsetting this increase was the higher average balance of interest-earning assets in the first six months of 2007 compared to the first six months of 2006. Net interest margin was 3.05% for the first six months of 2007 and 3.13% for the comparable period in 2006.

Provision for Loan Losses
     The provision for loan losses for the second quarter and the first six months of 2007 was $1.7 million and $2.2 million, respectively, compared to $525,000 and $1.2 million for the same periods in 2006. The allowance for loan losses as a percentage of loans at June 30, 2007, was 1.03% compared to 1.06% at June 30, 2006, as the ratio of adversely classified loans to total loans decreased from 2.41% at June 30, 2006, to 1.76% at June 30, 2007. Compared to March 31, 2007, the allowance for loan losses as a percentage of loans increased from 1.02%. The increase in the provision in the second quarter and first six months of 2007, as compared to the same periods in 2006 was primarily due to charge-offs and charge-downs on residential construction loans and an increase in adversely classified residential construction loans. The metropolitan Atlanta construction housing market in general and new home sales in particular have continued to struggle. Real estate construction loans make up approximately 22% of our diverse loan portfolio. We do not have a direct exposure to the sub-prime market. The ratio of net charge-offs to average loans on an annualized basis for the six months ended June 30, 2007, increased to .33% compared to .18% for the same period in 2006. The ratio of net charge-offs to average loans for 2006 was .19%. The following schedule summarizes changes in the allowance for loan losses for the periods indicated (dollars in thousands):

	Six Months Ended		Year Ended
	June 30,		December 31,
	2007	2006	2006
Balance at beginning of period	$13,944	$12,643	$12,643
Charge-offs:
Commercial, financial and agricultural	—	1	1
SBA	—	66	67
Real estate-construction	811	—	—
Real estate-mortgage	49	—	5
Consumer installment	2,021	1,599	3,616

Total charge-offs	2,881	1,666	3,689

Recoveries:
Commercial, financial and agricultural	161	130	505
SBA	—	138	145
Real estate-construction	40	—	—
Real estate-mortgage	71	4	7
Consumer installment	433	358	733

Total recoveries	705	630	1,390

Net charge-offs	2,176	1,036	2,299
Provision for loan losses	2,150	1,200	3,600

Balance at end of period	$13,918	$12,807	$13,944

Ratio of net charge-offs to average loans	.33%	.18%	.19%

Allowance for loan losses as a percentage of loans at end of period	1.03%	1.06%	1.05%

     Construction loan net charge-offs were $771,000 in the first six months of 2007 compared to no charge-offs in the same period of 2006. These charge-offs were related to a limited number of residential construction builders and were attributed to the slow down in housing construction and sales. We have identified and addressed the problems in our residential construction portfolio and will continue to closely monitor the activity and trends in the residential housing construction portfolio as well as the rest of the loan portfolio. Consumer installment loan net charge-offs in the first six months of 2007 of $1.6 million were only slightly greater than the same period in 2006, notwithstanding significant growth in outstanding balances. The ratio of net charge-

offs to average consumer loans outstanding was .23% and .19% during the first six months of 2007 and 2006, respectively. In determining the appropriate level for the allowance for loan losses, management ensures that the overall allowance appropriately reflects a margin for the imprecision inherent in most estimates of the range of probable credit losses. This additional allowance, if any, is reflected in the overall allowance.
     Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio (see “Asset Quality”).
Noninterest Income
     Noninterest income for the second quarter and the first six months of 2007 was $4.3 million and $8.8 million, respectively, compared to $3.8 million and $7.4 million, respectively, for the same periods in 2006, an increase of $569,000 and $1.4 million, or 15.1% and 19.7%, respectively. These increases were primarily due to an increase in revenues from indirect lending activities and SBA lending activities, as well as an increase in revenues from service charges on deposit accounts as a result of growth in the numbers of accounts serviced.
     Income from indirect lending activities, which includes both net gains from the sale of indirect automobile loans and servicing and ancillary loan fees on loans sold, for the second quarter and the first six months of 2007 increased $267,000 and $640,000, or 25.7% and 31.4%, to $1.3 million and $2.7 million, respectively, compared to the same periods of 2006. The increases were due primarily to increased ancillary loan servicing fees on portfolio loans and on loans sold servicing retained and increased gains resulting from loan sales. Indirect automobile loans serviced for others totaled $304 million and $275 million at June 30, 2007 and 2006, respectively, an increase of $29 million or 10.5%. This reflects an increase in the number and volume of indirect automobile loans sold with servicing retained, resulting in an increase in the volume of loans serviced during the second quarter and first six months of 2007, when compared to the same periods of 2006. There were sales of $30 million and $104 million, respectively, of indirect automobile loans in the second quarter and first six months of 2007 compared to sales of $38 million and $71 million, respectively, in the same periods of 2006.
     Income from SBA lending activities for the second quarter and first six months of 2007 increased $163,000 and $440,000, or 40.0% and 56.8%, to $570,000 and $1.2 million, respectively, when compared to the same periods in 2006, due to the continued expansion of the SBA lending business, resulting in an increased volume of and gains on sales, coupled with a growing servicing portfolio generating increased servicing and ancillary fees.
     Service charges on deposit accounts for the second quarter and the first six months of 2007, increased $204,000 and $349,000, or 20.4% and 17.7%, to $1.2 million and $2.3 million, respectively, when compared to the same periods in 2006, due to the growing number of transaction accounts resulting from the transaction account acquisition program initiated in early 2006 and continuing through 2007 to attract lower-costing deposits generating service charges and fees.
Noninterest Expense
     Noninterest expense was $11.4 million and $22.9 million, respectively, for the second quarter and the first six months of 2007, compared to $10.1 million and $20.2 million, respectively, for the same periods in 2006, an increase of $1.3 million and $2.8 million, or 12.9% and 13.7%, respectively. The increases in expenses primarily related to salaries and employee benefits and other operating expenses as the result of hiring new lenders, branch network expansion, and increases in the volume of accounts serviced.
     Salaries and employee benefits expenses increased 13.8% and 15.0%, or $760,000 and $1.7 million, to $6.3 million and $12.7 million, respectively, in the second quarter and the first six months of 2007 compared to the same periods in 2006. The increases were primarily attributable to the addition of seasoned loan production and branch operations staff, including SBA, indirect automobile, and commercial lenders to increase lending volume, and staff for the new branches added in 2006 and to some extent in 2007. Full-time equivalent employees totaled 416 at June 30, 2007, compared to 363 at June 30, 2006. Salaries and employee benefits decreased 2.3% or $147,000 in the second quarter of 2007 compared to the first quarter of 2007, in part due to lower commissions and incentive expenses as a result of the decrease in loan production and loan sales. Management expects salaries and employee benefits to increase on a moderate basis for the remainder of 2007.
     Other operating expenses increased 23.5% and 30.8%, or $300,000 and $763,000, to $1.6 million and $3.2 million, respectively, in the second quarter and the first six months of 2007, when compared to the same periods in 2006. The increases were primarily related to hiring costs, business development costs, and costs in numerous expense areas due to branch network expansion, production growth, account volume growth and account activity increases related to both loans and deposits.
Provision for Income Taxes
     The provision for income taxes for the second quarter and first six months of 2007 was $946,000 and $2.1 million, respectively, compared to $1.1 million and $2.1 million, respectively, for the same periods in 2006. The effective tax rate for the second quarter and first six months of 2007 was 31.4% and 30.9%, respectively, and for the comparable periods in 2006 was 30.6% and 31.4%, respectively, due to increases in tax advantaged general obligation bonds and tax advantaged loans.
Financial Condition
Assets
     Total assets were $1.634 billion at June 30, 2007, compared to $1.649 billion at December 31, 2006, a slight decrease of $15 million, or .9%.
     Loans increased $15 million or 1.2% to $1.346 billion at June 30, 2007 compared to $1.331 billion at December 31, 2006. Significant loan production during the six month period ended June 30, 2007 was offset in large part by significant payoffs including the payoff of certain large adversely classified loans and the sale of $39 million in loans. The increase in loans was the result of a $26 million or 4.0% increase in consumer installment loans, consisting primarily of indirect automobile loans, to $673 million and an increase in commercial real estate loans of $13 million or 7.9% to $176 million. These increases were partially offset by a decline in construction loans of $15 million or 4.9% to $291 million. Contributing to the decline were significant construction loan payoffs, which more than offset strong loan production. In addition, commercial, financial and agricultural loans decreased $10 million or 8.3% to $113 million.
     Loans held-for-sale increased $2 million or 2.9% to $60 million at June 30, 2007, compared to December 31, 2006. The increase in loans held-for-sale was due to small increases in all categories of loans held-for-sale.

     The following schedule summarizes our total loans at June 30, 2007, and December 31, 2006 (dollars in thousands):

	June 30,	December 31,
	2007	2006
Loans:
Commercial, financial and agricultural	$100,010	$107,992
Tax exempt commercial	12,744	14,969
Real estate – mortgage – commercial	176,216	163,275

Total commercial	288,970	286,236
Real estate – construction	291,221	306,078
Real estate – mortgage – residential	93,156	91,652
Consumer installment	672,789	646,790

Loans	1,346,136	1,330,756
Allowance for loan losses	13,918	13,944

Loans, net of allowance	$1,332,218	$1,316,812

Total Loans:
Loans	$1,346,136	$1,330,756
Loans Held-for-Sale:
Residential mortgage	699	321
Consumer installment	44,000	43,000
SBA	15,233	14,947

Total loans held-for-sale	59,932	58,268

Total loans	$1,406,068	$1,389,024

Asset Quality
     The following schedule summarizes our asset quality position at June 30, 2007, and December 31, 2006 (dollars in thousands):

	June 30,		December 31,
	2007		2006
Nonperforming assets:
Nonaccrual loans	$8,270		$4,587
Repossessions	1,240		937
Other real estate	2,884		—

Total nonperforming assets	$12,394		$5,524

Loans 90 days past due and still accruing	$—		$—

Allowance for loan losses	$13,918		$13,944

Ratio of loans past due and still accruing to loans	—%		—%

Ratio of nonperforming assets to total loans and repossessions	.88%		.40%

Allowance to period-end loans	1.03%		1.05%

Allowance to nonaccrual loans and repossessions (coverage ratio)	1.46	x	2.52	x

     The increase in nonperforming assets at June 30, 2007, compared to December 31, 2006, was primarily driven by increases in nonaccrual loans and other real estate, over 80% of the aggregate balances of which are secured by real estate. The majority of the $4 million increase in nonaccrual loans from December 31, 2006 to June 30, 2007, is from three large real estate secured credit relationships totaling $3.9 million. Of the $2.9 million of other real estate, $2.5 million is related to three residential construction loan relationships. The construction housing market in general and new home sales in particular have suffered during the first six months of 2007. Management believes it has been proactive in charging down and charging off these nonperforming assets as appropriate and anticipates no significant additional losses above those provided for in the allowance for loan losses resulting from these nonperforming assets. Management’s assessment of the overall loan portfolio is that loan quality and performance continue to be relatively strong. This section should be read in conjunction with the discussion in “Provision for Loan Losses”.
Investment Securities
     Total unrealized losses on investment securities available-for-sale were $4.9 million at June 30, 2007. There were no unrealized gains at June 30, 2007. Total unrealized losses on investment securities available-for-sale, net of unrealized gains of $17,000, were $2.6 million at December 31, 2006. Net unrealized losses on investment securities available-for-sale increased $2.4 million during the six months ended June 30, 2007.
     Declines in fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
     Certain individual investment securities were in a continuous unrealized loss position in excess of 12 months at June 30, 2007. However, all investment securities in a continuous unrealized loss position in excess of 12 months at June 30, 2007, were U.S. Agency notes and agency pass-through mortgage backed securities and the unrealized loss positions resulted not from credit quality issues, but from market interest rate increases over the interest rates prevalent at the time the mortgage backed securities were purchased, and are considered temporary.
     Also, as of June 30, 2007, management had the ability and intent to hold the temporarily impaired securities for a period of time sufficient for a recovery of cost. Accordingly, as of June 30, 2007, management believes the impairments discussed above are temporary and no impairment loss has been recognized in our Consolidated Statements of Income.
Deposits
     Total deposits at June 30, 2007, were $1.391 billion compared to $1.387 billion at December 31, 2006, a $5 million or .3% increase. Savings deposits increased $20 million or 11.0% to $202 million, in part due to some shift from time deposits to savings deposits as the result of conservative time deposit pricing to manage and better control the cost of funds. Interest-bearing demand and money market accounts increased $11 million or 3.8% to $297 million. The increase in interest-bearing demand and money market account balances was in part due to an increase in the number of transaction accounts as the result of continued benefits from the extensive transaction account acquisition program implemented in January 2006 and continuing during 2007, and in part due to an increase in selected deposit rates to fund significant loan growth. Time deposits decreased $1 million or .1% to $762 million. The growth in time deposit balances was limited as a result of conservative pricing, as discussed above. Noninterest-bearing demand deposits decreased $25 million or 16.4% to $129 million due in part to significant growth in certain commercial account balances during the fourth quarter of 2006 in anticipation of large disbursements for business activities, including tax payments, during the first half of 2007. Management believes that the number of our transactional deposit accounts will continue to increase significantly during the remainder of 2007.
Short-Term Borrowings
     There were no outstanding Federal funds purchased at June 30, 2007, compared to $20 million at December 31, 2006, a decline of $20 million. Other short-term borrowings at June 30, 2007, totaled $50 million compared to $52 million at December 31, 2006, a decline of $2 million or 4.3%. The total $22 million decline in short-term borrowings was a result of deposit growth and loan sales and payoffs, as well as a decrease in Federal funds sold. Other short-term borrowings at June 30, 2007, consisted of $25 million in an FHLB collateralized borrowing, $14 million in overnight repurchase agreements primarily with commercial transaction account customers, and $11 million of collateralized debt maturing during 2007.
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
     The following schedule summarizes our subordinated debt at June 30, 2007 (dollars in thousands):

			Subordinated
Trust			Debt(2)
Preferred	Issued(1)	Par	June 30, 2007	Interest Rate
FNCCTI	March 8, 2000	$10,500	$10,825	Fixed @ 10.875%
FidNCTI	July 19, 2000	10,000	10,309	Fixed @ 11.045%
FSSTI	June 26, 2003	15,000	15,464	Variable @ 8.46%(3)
FSSTII	March 17, 2005	10,000	10,310	Variable @ 7.25%(4)

		$45,500	$46,908

1.	Each trust preferred security has a final maturity thirty years from the date of issuance.

2.	Includes investments in the common stock of these entities.

3.	Reprices quarterly at a rate 310 basis points over three month LIBOR.

4.	Reprices quarterly at a rate 189 basis points over three month LIBOR.
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
     As of June 30, 2007, we had unused sources of liquidity in the form of unused unsecured Federal funds lines totaling $62 million, unpledged securities with a market value of $25 million, brokered deposits available through investment banking firms and significant additional FHLB and FRB lines of credit, subject to available qualifying collateral.
Shareholders’ Equity
     Shareholders’ equity was $97 million at June 30, 2007, and $95 million at December 31, 2006. Shareholders’ equity as a percent of total assets was 5.9% at June 30, 2007, compared to 5.7% at December 31, 2006. The increase in shareholders’ equity during the six months ended June 30, 2007 was primarily the result of net income plus common stock issued, net of dividends paid.
     At June 30, 2007, and December 31, 2006, we exceeded all capital ratios required by the FRB, as reflected in the following schedule:

	FRB
	Minimum
	Capital	June 30,	December 31,
Capital Ratios:	Ratio	2007	2006
Leverage	4.00%	8.13%	8.07%
Risk-Based Capital
Tier I	4.00	8.60	8.54
Total	8.00	10.36	10.37

     At June 30, 2007 and December 31, 2006, the Bank exceeded all capital ratios required by the FDIC to be considered well capitalized. The following table sets forth the capital requirements for the Bank under FDIC regulations and the Bank’s capital ratios at June 30, 2007, and December 31, 2006, respectively:

	FDIC
	Regulations
	Well	June 30,	December 31,
Capital Ratios:	Capitalized	2007	2006
Leverage	5.00%	8.13%	7.98%
Risk-Based Capital
Tier I	6.00	8.61	8.44
Total	10.00	10.20	10.05
     During the six month period ended June 30, 2007, we declared and paid dividends on our common stock of $.18 per share totaling $1.7 million, which represented a 12.5% increase in dividends paid per share when compared to the same period in 2006.
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
     As discussed, the negative impact of an immediate and sustained 200 basis point increase in market rates of interest on the net present value (equity at risk) was well within established tolerances as of the most recent shock analysis and was greater than that for the prior quarter, primarily because of the increased sensitivity in our transactional deposit accounts. Also, the negative impact of an immediate and sustained 200 basis point decrease in market rates of interest on net interest income and net income was well within established tolerances and also reflected an increase in interest rate sensitivity in our transactional deposit accounts compared to the prior quarter. We follow FDIC guidelines for certain balances in non-maturity deposits such as interest-bearing transaction and savings accounts in the interest rate sensitivity (gap) analysis; therefore, this analysis does not reflect the full impact of rapidly rising or falling market rates of interest on these accounts compared to the results of the rate shock analysis.
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
     The interest rate sensitivity structure within our balance sheet at June 30, 2007, indicated a cumulative net interest sensitivity liability gap of 10.65% when projecting out one year. In the near term, defined as 90 days, there was a cumulative net interest sensitivity asset gap of 6.49% at June 30, 2007. When projecting forward six months, there was a cumulative net interest sensitivity liability gap of 3.66%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. Our policy states that the cumulative gap at six months and one year should generally not exceed 15% and 10%, respectively. Our cumulative gap at one year slightly exceeds the 10% threshold established for this measure primarily due to the flat yield curve and management’s expectation of flat to falling interest rates throughout 2007. We have positioned our average time deposit maturities in the six month to one year range based on the above, resulting in an increase in our liability sensitivity and positioning ourselves to take advantage of flat to falling interest rates. The interest rate shock analysis is generally considered to be a better indicator of interest rate risk and it reflects this increase in liability sensitivity.
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
Changes in Internal Control over Financial Reporting
     There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are a party to claims and lawsuits arising in the normal course of business. Although the ultimate outcome of all claims and lawsuits outstanding as of June 30, 2007, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our results of operations or financial condition.

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
Item 4. Submission Of Matters To A Vote Of Security Holders
     There was one matter submitted to a vote of security holders at Fidelity’s annual meeting of shareholders held on April 26, 2007.
     The proposal was the election of nine directors to serve until the next annual meeting of shareholders or until their successors are elected and qualified. There were 9,301,155 shares of Common Stock of Fidelity eligible to be voted at the Annual Meeting and 7,873,808 shares were represented at the meeting by the holders thereof, which constituted a quorum. The number of votes for the election of the directors was as follows:

Director	Votes Cast For	Votes Withheld
James B. Miller, Jr.	6,965,744	908,064
David B. Bockel	6,902,804	971,004
Edward G. Bowen, M.D.	6,963,248	910,560
Kevin S. King	6,965,848	907,960
James H. Miller III	6,933,480	940,328
H. Palmer Proctor, Jr.	6,965,724	908,084
Robert J. Rutland	6,964,298	909,510
W. Clyde Shepherd III	6,935,222	938,586
Rankin M. Smith, Jr.	6,933,530	940,278
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

FIDELITY SOUTHERN CORPORATION
(Registrant)

Date: August 3, 2007	BY:	/s/ James B. Miller, Jr.

James B. Miller, Jr.
Chief Executive Officer

Date: August 3, 2007	BY:	/s/ B. Rodrick Marlow

B. Rodrick Marlow
Chief Financial Officer