Form 10-Q
period 2007-09-30
FIDELITY SOUTHERN CORP
filed 2007-11-08
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☑     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 31, 2007

Common Stock, no par value	9,356,690

FIDELITY SOUTHERN CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
(Dollars in thousands)	2007	2006
Assets
Cash and due from banks	$23,749	$32,075
Interest-bearing deposits with banks	627	584
Federal funds sold	4,501	26,316

Cash and cash equivalents	28,877	58,975
Investment securities available-for-sale (amortized cost of $111,203 and $111,360 at September 30, 2007, and December 31, 2006, respectively)	108,368	108,796
Investment securities held-to-maturity (approximate fair value of $29,038 and $32,485 at September 30, 2007, and December 31, 2006, respectively)	29,907	33,182
Investment in FHLB stock	4,765	4,834
Loans held-for-sale	47,611	58,268
Loans	1,377,286	1,330,756
Allowance for loan losses	(14,886)	(13,944)

Loans, net of allowance for loan losses	1,362,400	1,316,812
Premises and equipment, net	18,853	18,803
Other real estate	4,955	—
Accrued interest receivable	9,566	9,312
Bank owned life insurance	26,445	25,694
Other assets	19,866	14,503

Total assets	$1,661,613	$1,649,179

Liabilities
Deposits
Noninterest-bearing demand deposits	$125,827	$154,392
Interest-bearing deposits:
Demand and money market	310,367	286,620
Savings	215,453	182,390
Time deposits, $100,000 and over	298,956	276,536
Other time deposits	433,009	486,603

Total deposits	1,383,612	1,386,541
Federal funds purchased	6,000	20,000
Other short-term borrowings	55,861	52,061
Subordinated debt	67,527	46,908
Other long-term debt	37,000	37,000
Accrued interest payable	6,642	7,042
Other liabilities	5,701	4,980

Total liabilities	1,562,343	1,554,532

Shareholders’ Equity
Common stock, no par value. Authorized 50,000,000; issued and outstanding 9,351,195 and 9,288,222 at September 30, 2007, and December 31, 2006, respectively	45,770	44,815
Additional paid-in-capital	134	—
Accumulated other comprehensive loss, net of taxes	(1,758)	(1,590)
Retained earnings	55,124	51,422

Total shareholders’ equity	99,270	94,647

Total liabilities and shareholders’ equity	$1,661,613	$1,649,179

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(Dollars in thousands except per share data)	2007	2006	2007	2006
Interest income
Loans, including fees	$79,069	$63,855	$27,203	$23,669
Investment securities	5,472	6,015	1,789	1,935
Federal funds sold and bank deposits	241	332	72	141

Total interest income	84,782	70,202	29,064	25,745

Interest expense
Deposits	43,561	31,391	14,816	12,587
Short-term borrowings	1,577	2,140	557	425
Subordinated debt	3,492	3,261	1,277	1,121
Other long-term debt	1,178	1,465	397	494

Total interest expense	49,808	38,257	17,047	14,627

Net interest income	34,974	31,945	12,017	11,118
Provision for loan losses	4,950	2,300	2,800	1,100

Net interest income after provision for loan losses	30,024	29,645	9,217	10,018

Noninterest income
Service charges on deposit accounts	3,554	3,115	1,230	1,140
Other fees and charges	1,408	1,184	478	410
Mortgage banking activities	275	534	75	162
Brokerage activities	603	555	199	116
Indirect lending activities	4,051	3,166	1,372	1,127
SBA lending activities	1,952	1,230	738	456
Bank owned life insurance	870	821	299	279
Other	893	803	404	356

Total noninterest income	13,606	11,408	4,795	4,046

Noninterest expense
Salaries and employee benefits	19,304	16,449	6,613	5,417
Furniture and equipment	2,160	2,000	755	695
Net occupancy	2,991	2,597	1,064	877
Communication	1,296	1,152	430	384
Professional and other services	2,725	2,258	894	749
Advertising and promotion	701	1,132	272	307
Stationery, printing and supplies	573	605	193	229
Insurance	227	226	77	74
Other	4,775	3,793	1,538	1,319

Total noninterest expense	34,752	30,212	11,836	10,051

Income before income tax expense	8,878	10,841	2,176	4,013
Income tax expense	2,565	3,365	497	1,224

Net Income	$6,313	$7,476	$1,679	$2,789

Earnings per share:
Basic earnings per share	$.68	$.81	$.18	$.30

Diluted earnings per share	$.68	$.81	$.18	$.30

Dividends declared per share	$.27	$.24	$.09	$.08

Weighted average common shares outstanding-basic	9,320,465	9,263,403	9,341,021	9,275,999

Weighted average common shares outstanding-fully diluted	9,329,302	9,275,691	9,343,009	9,284,519

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2007	2006
Operating Activities
Net income	$6,313	$7,476
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	4,950	2,300
Depreciation and amortization of premises and equipment	1,588	1,455
Other amortization	299	217
Share-based compensation	96	22
Excess tax benefit from share-based compensation	(15)	—
Proceeds from sales of loans	199,002	148,064
Proceeds from sales of other real estate	844	376
Loans originated for resale	(185,915)	(160,976)
Gains on loan sales	(2,431)	(1,724)
Gain on sales of other real estate	(73)	(112)
Net increase in deferred income taxes	(1,272)	(478)
Net increase in accrued interest receivable	(254)	(1,430)
Net increase in cash value of bank owned life insurance	(751)	(713)
Net increase in other assets	(4,211)	(2,274)
Net (decrease) increase in accrued interest payable	(400)	1,756
Net increase in other liabilities	641	887

Net cash provided by (used in) operating activities	18,411	(5,154)

Investing Activities
Purchases of investment securities available-for-sale	(10,100)	—
Purchases of FHLB stock	(4,746)	(4,505)
Maturities and calls of investment securities held-to-maturity	3,284	3,996
Maturities and calls of investment securities available-for-sale	10,172	11,286
Redemption of FHLB stock	4,815	5,490
Net increase in loans	(56,079)	(175,591)
Capital improvements to other real estate owned	(185)	—
Purchases of premises and equipment	(1,638)	(3,150)

Net cash used in investing activities	(54,477)	(162,474)

Financing Activities
Net increase in demand deposits, money market accounts, and savings accounts	28,245	48,574
Net (decrease) increase in time deposits	(31,174)	145,223
Net decrease in short-term borrowings	(10,200)	(37,691)
Net increase in subordinated debt	20,619	—
Dividends paid	(2,515)	(2,221)
Proceeds from the issuance of common stock	978	451
Excess tax benefit from share-based compensation	15	—

Net cash provided by financing activities	5,968	154,336

Net decrease in cash and cash equivalents	(30,098)	(13,292)

Cash and cash equivalents, beginning of period	58,975	65,356

Cash and cash equivalents, end of period	$28,877	$52,064

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$50,208	$36,501

Income taxes	$4,631	$3,627

Non-cash transfers of loans to other real estate	$5,540	$264

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2007
1. Basis of Presentation
     The accompanying unaudited consolidated financial statements include the accounts of Fidelity Southern Corporation and its wholly owned subsidiaries (collectively “Fidelity” or the “Company”). Fidelity Southern Corporation (“FSC”) owns 100% of Fidelity Bank (the “Bank”), and LionMark Insurance Company (“LIC”), an insurance agency offering consumer credit related insurance products. FSC also owns five subsidiaries established to issue trust preferred securities, which entities are not consolidated for financial reporting purposes in accordance with Financial Account Standard Board (“FASB”) Interpretation No. 46(R), as FSC is not the primary beneficiary.
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
     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods covered by the statements of income. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the evaluation of adversely classified loans and the probability of repayment in full and the calculation of estimated recovery through the liquidation of underlying collateral and related sources, the calculations of and the amortization of capitalized servicing assets and liabilities, the calculation of income taxes, and the valuation of real estate or other assets acquired in connection with foreclosures or in satisfaction of loans. In addition, the actual lives of certain amortizable assets and income items are estimates subject to change. The Company principally operates in one business segment, which is community banking.
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
     There were no new accounting policies or changes to existing policies adopted in the first nine months of 2007 which had a significant effect on the results of operations or statement of financial condition.
     Operating results for the three and nine month periods ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and Annual Report to Shareholders for the year ended December 31, 2006.

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
     The FRB, FDIC, and GDBF have established capital adequacy requirements as a function of their oversight of bank holding companies and state chartered banks. Each bank holding company and each bank must maintain certain minimum capital ratios. At September 30, 2007, and December 31, 2006, the Company exceeded all capital ratios required by the FRB, and the Bank exceeded all capital ratios required by the FDIC and GDBF to be considered well capitalized.
3. Contingencies
     Due to the nature of their activities, the Company and its subsidiaries are at times engaged in various legal proceedings that arise in the normal course of business, some of which were outstanding as of September 30, 2007. While it is difficult to predict or determine the outcome of these proceedings, it is the opinion of management and its counsel that the ultimate liabilities, if any, will not have a material adverse impact on the Company’s consolidated results of operations or its financial position.
4. Comprehensive Income (Loss)
     Comprehensive income (loss) includes net income and other comprehensive income (loss), related to unrealized gains and losses on investment securities classified as available-for-sale. There were no securities sales or calls of securities available-for-sale during the third quarter of 2007 or the comparable period in 2006. All other comprehensive income (loss) items are tax effected at a rate of 38%.
     During the third quarter and first nine months of 2007, other comprehensive income net of tax benefit was $1.3 million and other comprehensive loss net of tax benefit was $168,000, respectively, compared to other comprehensive income net of tax of $2.0 million and other comprehensive loss net of tax benefit of $368,000, respectively, for the comparable periods of 2006. Comprehensive income for the third quarter and first nine months of 2007, was $3.0 and $6.1 million, respectively, compared to $4.8 million and $7.1 million respectively, for the same periods in 2006.
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
     The Fidelity Southern Corporation Equity Incentive Plan (the “2006 Incentive Plan”), permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other incentive awards (“Incentive Awards”). The maximum number of shares of the Company’s common stock that may be issued under the 2006 Incentive Plan is 750,000 shares, all of which may be stock options. Generally, no award shall be exercisable or become vested or payable more than 10 years after the date of grant. Options granted under the 2006 Incentive Plan have four year terms and vest ratably over three years of continued employment. There were 72,500 options granted during 2007 under the 2006 Incentive Plan and 1,755 incentive shares awarded to numerous individuals based on service longevity. Incentive awards available under the 2006 Incentive Plan totaled 675,745 shares at September 30, 2007.
     A summary of option activity as of September 30, 2007, and changes during the nine month period then ended are presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of share	Exercise	Contractual	Intrinsic
	options	Price	Terms	Value
Outstanding at January 1, 2007	51,405	$14.30
Granted	142,500	18.70
Exercised	15,000	10.75
Forfeited	—	—

Outstanding at September 30, 2007	178,905	$18.10	3.6 years	$(567,562)

Exercisable at September 30, 2007	15,762	$13.91	3.4 years	$16,035

6. Income Taxes
     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded a $95,000 increase in the net liability for uncertain tax positions, which was recorded as an adjustment to the opening balance of retained earnings on January 1, 2007. During the nine months ended September 30, 2007, the Company reduced its net liability by $59,000, which related to income tax returns no longer subject to examinations by taxing authorities. The total amount of uncertain tax benefits as of September 30, 2007, was $119,000. This amount, if recognized, would affect the effective tax rate in the current period.
     For financial accounting purposes, interest and penalties accrued, if any, on tax deficiencies required under FIN 48 will be classified as other expense. The total amount of interest and penalties recognized in the statement of operations for the nine months ended September 30, 2007, was $22,000. The total amount of accrued interest and penalties recognized in the statement of financial position as of September 30, 2007, was $66,000, which include the adjustment to the opening balance of retained earnings of January 1, 2007, as explained above.
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
Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
     The following analysis reviews important factors affecting our financial condition at September 30, 2007, compared to December 31, 2006, and compares the results of operations for the third quarter and nine months ended September 30, 2007 and 2006, respectively. These comments should be read in conjunction with our consolidated financial statements and accompanying notes appearing in this report and the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2006. All percentage and dollar variances noted in the following analysis are calculated from the balances presented in the accompanying financial statements.
Forward-Looking Statements
     This report on Form 10-Q may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations relating to present or future trends or factors generally affecting the banking industry and specifically affecting our operations, markets and products. Without limiting the foregoing, the words “believes”, “expects”, “anticipates”, “estimates”, “projects”, “intends”, and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon assumptions we believe are reasonable and may relate to, among other things, the adequacy of the allowance for loan losses, the evaluations of adversely classified loans, changes in interest rates, and litigation results. These forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those projected for many reasons, including without limitation, changing events and trends that have influenced our assumptions. These trends and events include (i) difficulties in maintaining our growth; (ii) unique risks associated with our construction and land development loans; (iii) changes in the interest rate environment; (iv) changes in land values and economic conditions, particularly in Atlanta, Georgia; (v) our ability to maintain and service relationships with automobile dealers and indirect automobile loan purchasers and our ability to profitably manage changes in our indirect automobile lending operations; (vi) less favorable than anticipated changes in the national and local business environment, particularly in regard to the housing market in general and residential construction and new home sales in particular, as well as our SBA lending and sales program; (vii) adverse changes in the regulatory requirements affecting us; (viii) greater competitive pressures among financial institutions in our market; (ix) changes in political, legislative and economic conditions; (x) inflation; (xi) greater loan losses than historic levels and an insufficient allowance for loan losses; (xii) environmental liability risks; and (xiii) failure to achieve the revenue increases expected to result from our investments in branch additions and in our transaction deposit and lending businesses.
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
Critical Accounting Policies
     Our accounting and reporting policies are in accordance with U.S. generally accepted accounting principles and conform to general practices within the financial services industry. Our financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies, or conditions significantly different from certain assumptions, could result in material changes in our consolidated financial position or consolidated results of operations. The more critical accounting and reporting policies include those related to the allowance for loan losses, the evaluation of adversely classified loans, the capitalization of servicing assets and liabilities and the related amortization, loan related revenue recognition, and income taxes. Our accounting policies are fundamental to understanding our consolidated financial position and consolidated results of operations. Significant accounting policies are periodically discussed and reviewed with and approved by the Audit Committee of the Board of Directors and the Board of Directors.
     Our critical accounting policies that are highly dependent on estimates, assumptions and judgment are substantially unchanged from the descriptions included in the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations
Earnings
     Net income was $1.7 million for the third quarter of 2007 compared to $2.8 million for the third quarter of 2006, a decrease of 39.8%. Basic and diluted earnings per share for the third quarter of 2007 and 2006 were $.18 and $.30, respectively. Net income for the nine months ended September 30, 2007, was $6.3 million compared to $7.5 million for the comparable period of 2006, a decrease of 15.6%. Basic and diluted earnings per share for the first nine months of 2007 and 2006 were $.68 and $.81, respectively. The decrease in net income for the third quarter of 2007, when compared to the third quarter of 2006, was primarily due to the increase in the provision for loan losses largely due to increased charge-offs and estimated inherent loss in the loan portfolio resulting principally from a downturn in the metropolitan Atlanta residential construction and residential sales market. The decreases in net income for the first nine months of 2007 and the third quarter of 2007 when compared to the same periods in 2006 were primarily due to an increase in the provision for loan losses, exacerbated by increased noninterest expense from salaries and employee benefits, coupled with increased costs related to a growing lending and branching footprint and numbers of accounts and related transaction activity.
Net Interest Income
     Net interest income increased $899,000 or 8.1% in the third quarter of 2007 to $12.0 million compared to $11.1 million for the same period in 2006, driven primarily by increases in average interest-earning assets and by a slight improvement in the net interest margin. The average balance of interest-earning assets increased by $118 million or 8.2% to $1.560 billion for the third quarter of 2007, when compared to the same period in 2006. The yield on interest-earning assets for the third quarter of 2007 was 7.42%, an increase of 31 basis points when compared to the yield on interest-earning assets for the same period in 2006. The average balance of loans outstanding for the third quarter of 2007 increased $134 million or 10.4% to $1.413 billion when compared to the same period in 2006. The yield on average loans outstanding for the period increased 29 basis points to 7.66% when compared to the same period in 2006, in large part due to increasing yields on the consumer loan portfolio, consisting primarily of indirect automobile loans.
     The average balance of investment securities for the third quarter of 2007 decreased $11 million or 7.0% to $141 million when compared to the same period in 2006. The yield on average investment securities outstanding increased seven basis points to 5.17% when compared to the same period in 2006.
     The average balance of interest-bearing liabilities increased $120 million or 9.4% to $1.404 billion for the third quarter of 2007 and the rate on this average balance increased 30 basis points to 4.82% when compared to the same period in 2006. The 31 basis point increase in the yield on interest-earning assets was greater than the 30 basis point increase in the cost of interest-bearing liabilities. Net interest margin improved to 3.09% for the third quarter of 2007 compared to 3.08% for the comparable period in 2006.
     Net interest income increased $3.0 million or 9.5% in the first nine months of 2007 to $35.0 million compared to $32.0 million for the same period in 2006, driven by increases in average interest-earning assets, which more than offset a decline in the net interest margin. The average balance of interest-earning assets increased by $162 million or 11.7% to $1.543 billion for the first nine months of 2007, when compared to the same period in 2006. The yield on interest-earning assets for the first nine months of 2007 was 7.38%, an increase of 57 basis points when compared to the yield on interest-earning assets for the same period in 2006. The average balance of loans outstanding for the first nine months of 2007 increased $178 million or 14.7% to $1.392 billion when compared to the same period in 2006. The yield on average loans outstanding for the period increased 53 basis points to 7.62% when compared to the same period in 2006, in large part due to increasing yields on the consumer loan portfolio, consisting primarily of indirect automobile loans and the increase in the average prime rate from 7.85% for the first nine months of 2006 to 8.20% for the first nine months of 2007.
     The average balance of investment securities for the first nine months of 2007 decreased $13 million or 8.4% to $145 million when compared to the same period in 2006 as repayment of investment securities exceeded the purchase of securities in order to provide funding for higher yielding loans. The yield on average investment securities outstanding increased five basis points to 5.11% when compared to the same period in 2006.
     The average balance of interest-bearing liabilities increased $156 million or 12.7% to $1.382 billion for the first nine months of 2007 and the rate on this average balance increased 65 basis points to 4.82% when compared to the same period in 2006. The 65 basis point increase in the cost of interest-bearing liabilities was greater than the 57 basis point increase in the yield on interest earning assets. Offsetting this increase was the higher average balance of interest-earning assets of $1.54 million in the first nine months of 2007 compared to $1.38 million for the first nine months of 2006. Net interest margin was 3.06% for the first nine months of 2007 and 3.11% for the comparable period in 2006.
Provision for Loan Losses
     The provision for loan losses for the third quarter and the first nine months of 2007 was $2.8 million and $5.0 million, respectively, compared to $1.1 million and $2.3 million for the same periods in 2006. The allowance for loan losses as a percentage of loans at September 30, 2007, was 1.08% compared to 1.06% at September 30, 2006. Compared to June 30, 2007, the allowance for loan losses as a percentage of loans increased five basis points from 1.03%. The increase in the provision in the third quarter and first nine months of 2007 compared to the same periods in 2006 was primarily due to charge-offs and charge-downs on residential construction loans and an increase in adversely classified residential construction loans, exacerbated in part by an increase in consumer loan charge-offs and an increase in the allowance for loan losses based on estimated inherent loss in the loan portfolio. The metropolitan Atlanta residential construction housing market in general and new and existing home sales in particular have continued to deteriorate in terms of sales volume compared to new and existing homes for sale and in prices and valuation particularly in regard to residential lots. This deterioration has been the primary cause of the increased charge-offs and losses. We do not have a direct exposure to the sub-prime market. However, our residential construction portfolio and to a lesser extent our consumer loan portfolio are being negatively impacted as a result of a reduction in credit availability and a decline in consumer confidence generated in part by the subprime debacle. Real estate construction loans make up 21% of our diverse loan portfolio; comprised of 20% of residential construction loans and 1% of nonresidential construction loans. The ratio of net charge-offs to average loans on an annualized basis for the nine months ended September 30, 2007, increased to .39% compared to .16% for the same period in 2006. The ratio of net charge-offs to average loans for 2006 was .19%. The following schedule summarizes changes in the allowance for loan losses for the periods indicated (dollars in thousands):

	Nine Months Ended		Year Ended
	September 30,		December 31,
	2007	2006	2006
Balance at beginning of period	$13,944	$12,643	$12,643
Charge-offs:
Commercial, financial and agricultural	—	1	1
SBA	—	67	67
Real estate-construction	1,412	—	—
Real estate-mortgage	63	3	5
Consumer installment	3,555	2,417	3,616

Total charge-offs	5,030	2,488	3,689

Recoveries:
Commercial, financial and agricultural	255	418	505
SBA	—	142	145
Real estate-construction	40	—	—
Real estate-mortgage	78	5	7
Consumer installment	649	528	733

Total recoveries	1,022	1,093	1,390

Net charge-offs	4,008	1,395	2,299
Provision for loan losses	4,950	2,300	3,600

Balance at end of period	$14,886	$13,548	$13,944

Ratio of net charge-offs to average loans	.39%	.16%	.19%

Allowance for loan losses as a percentage of loans at end of period	1.08%	1.06%	1.05%

     Construction loan net charge-offs were $1.4 million in the first nine months of 2007 while there were no charge-offs in the same period of 2006. These charge-offs were related to residential construction builders and were attributed to the continued slow down in housing construction and sales. We continue to be diligent in our credit review process and are aggressive in dealing with our residential construction portfolios. Consumer installment loan net charge-offs in the first nine months of 2007 of $2.9 million were $1.0 million greater than the same period in 2006, due in part to significant growth in outstanding balances in addition to the slow down in housing construction and sales and credit availability that has affected other areas of the economy. The ratio of net charge-offs to average consumer loans outstanding was .42% and .31% during the first nine months of 2007 and 2006, respectively. In determining the appropriate level for the allowance for loan losses, management attempts to ensure that the overall allowance appropriately reflects a margin for the imprecision inherent in most estimates of the range of probable credit losses.
     Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio at September 30, 2007 (see “Asset Quality”).
Noninterest Income
     Noninterest income for the third quarter and the first nine months of 2007 was $4.8 million and $13.6 million, respectively, compared to $4.0 million and $11.4 million, respectively, for the same periods in 2006, an increase of $749,000 and $2.2 million, or 18.5% and 19.3%, respectively. These increases were primarily due to an increase in revenues from indirect lending activities and SBA lending activities, as well as an increase in revenues from service charges on deposit accounts as a result of growth in the numbers of accounts serviced.

     Income from indirect lending activities, which includes both net gains from the sale of indirect automobile loans and servicing and ancillary loan fees on loans sold, for the third quarter and the first nine months of 2007 increased $245,000 and $885,000, or 21.7% and 28.0%, to $1.4 million and $4.1 million, respectively, compared to the same periods of 2006. The increases were due primarily to increased ancillary loan servicing fees on portfolio loans and on loans sold servicing retained and increased gains resulting from loan sales. Indirect automobile loans serviced for others totaled $308 million and $283 million at September 30, 2007 and 2006, respectively, an increase of $25 million or 8.8%. This reflects an increase in the number and volume of indirect automobile loans sold with servicing retained, resulting in an increase in the volume of loans serviced during the third quarter and first nine months of 2007 when compared to the same periods of 2006. There were sales of $36 million and $140 million, respectively, of indirect automobile loans in the third quarter and first nine months of 2007 compared to sales of $40 million and $110 million, respectively, in the same periods of 2006.
     Income from SBA lending activities for the third quarter and first nine months of 2007 increased $282,000 and $722,000, or 61.8% and 58.7%, to $738,000 and $2.0 million, respectively, when compared to the same periods in 2006, due to the continued expansion of the SBA lending business, resulting in an increased volume of and gains on sales, coupled with a growing servicing portfolio generating increased servicing and ancillary fees.
     Service charges on deposit accounts for the third quarter and the first nine months of 2007 increased $90,000 and $439,000, or 7.9% and 14.1%, to $1.2 million and $3.6 million, respectively, when compared to the same periods in 2006, due to the growing number of transaction accounts resulting from the transaction account acquisition program initiated in early 2006 and continuing through 2007 to attract lower-costing deposits generating service charges and fees.
Noninterest Expense
     Noninterest expense was $11.8 million and $34.8 million, respectively, for the third quarter and the first nine months of 2007, compared to $10.1 million and $30.2 million, respectively, for the same periods in 2006, an increase of $1.8 million and $4.5 million, or 17.8% and 15.0%, respectively. The increases in expenses primarily related to salaries and employee benefits and other operating expenses as the result of hiring new lenders, branch network expansion, and additional costs related to increases in the number of accounts serviced.
     Salaries and employee benefits expenses increased 22.1% and 17.4%, or $1.2 million and $2.9 million, to $6.6 million and $19.3 million, respectively, in the third quarter and the first nine months of 2007 compared to the same periods in 2006. The increases were primarily attributable to the addition of seasoned loan production and branch operations staff, including SBA, indirect automobile, and commercial lenders to increase lending volume, and staff for the new branches added in 2006 and to some extent in 2007. Full-time equivalent employees totaled 399 at September 30, 2007, compared to 377 at September 30, 2006. Management expects salaries and employee benefits to increase on a more moderate basis for the remainder of 2007.
     Other operating expenses increased 16.6% and 25.9%, or $219,000 and $982,000, to $1.5 million and $4.8 million, respectively, in the third quarter and the first nine months of 2007 when compared to the same periods in 2006. The increases were primarily related to hiring costs, business development costs, and costs in numerous expense areas due to branch network expansion, production growth, account volume growth and account activity increases related to both loans and deposits.

Provision for Income Taxes
     The provision for income taxes for the third quarter and first nine months of 2007 was $497,000 and $2.6 million, respectively, compared to $1.2 million and $3.4 million, respectively, for the same periods in 2006. The effective tax rate for the third quarter and first nine months of 2007 was 22.8% and 28.9%, respectively, and for the comparable periods in 2006 was 30.5% and 31.0%, respectively, primarily due to increases in tax advantaged general obligation bonds and tax advantaged loans and a reversal of FIN 48 tax reserves due to the expiration of the 2003 tax return statute of limitations.
Financial Condition
Assets
     Total assets were $1.661 billion at September 30, 2007, compared to $1.649 billion at December 31, 2006, an increase of $12.4 million, or .8%.
     Loans increased $46.5 million or 3.5% to $1.377 billion at September 30, 2007 compared to $1.331 billion at December 31, 2006. The increase in loans was the result of a $52 million or 8.0% increase in consumer installment loans, consisting primarily of indirect automobile loans, to $699 million, an increase in commercial real estate loans of $18 million or 10.9% to $181 million due in part to commercial construction loans converting to a permanent loan status, and a $5 million or 5.4% increase in real estate-mortgage loans. These increases were partially offset by a decline in construction loans of $23 million or 7.4% to $283 million. Contributing to the decline were significant construction loan payoffs, conversion of construction loans to a permanent loan status, and transfers to other real estate, which more than offset construction loan production. Commercial, financial and agricultural loans decreased $5 million or 4.3% to $118 million. In addition, $5.0 million of residential construction and commercial real estate loans were transferred to other real estate during the nine month period ended September 30, 2007.
     Loans held-for-sale decreased $11 million or 18.3% to $48 million at September 30, 2007, compared to December 31, 2006. The decrease in loans held-for-sale was due to a decrease in indirect automobile loans held-for-sale due to the timing and volume of loan sales.

     The following schedule summarizes our total loans at September 30, 2007, and December 31, 2006 (dollars in thousands):

	September 30,	December 31,
	2007	2006
Loans:
Commercial, financial and agricultural	$107,523	$107,992
Tax exempt commercial	10,167	14,969
Real estate – mortgage – commercial	181,076	163,275

Total commercial	298,766	286,236
Real estate – construction	283,291	306,078
Real estate – mortgage – residential	96,558	91,652
Consumer installment	698,671	646,790

Loans	1,377,286	1,330,756
Allowance for loan losses	14,886	13,944

Loans, net of allowance	$1,362,400	$1,316,812

Total Loans:
Loans	$1,377,286	$1,330,756
Loans Held-for-Sale:
Residential mortgage	217	321
Consumer installment	32,000	43,000
SBA	15,394	14,947

Total loans held-for-sale	47,611	58,268

Total loans	$1,424,897	$1,389,024

Asset Quality
     The following schedule summarizes our asset quality position at September 30, 2007, and December 31, 2006 (dollars in thousands):

	September 30,		December 31,
	2007		2006
Nonperforming assets:
Nonaccrual loans	$7,023		$4,587
Repossessions	1,858		937
Other real estate	4,955		—

Total nonperforming assets	$13,836		$5,524

Loans 90 days past due and still accruing	$—		$—

Allowance for loan losses	$14,886		$13,944

Ratio of loans past due and still accruing to loans	—%		—%

Ratio of nonperforming assets to total loans and repossessions	.97%		.40%

Allowance to period-end loans	1.08%		1.05%

Allowance to nonaccrual loans and repossessions (coverage ratio)	1.68	x	2.52	x

     The increase in nonperforming assets at September 30, 2007, compared to December 31, 2006, was primarily driven by increases in nonaccrual loans, automobile repossessions and other real estate, over 80% of the aggregate balances of which are secured by real estate. The majority of the $2.4 million increase in nonaccrual loans from December 31, 2006 to September 30, 2007, is from five large real estate secured credit relationships totaling $4.9 million. These increases were partially offset by a $2.9 million adversely classified loan secured by real estate that paid off during the third quarter of 2007. Of the $5.0 million of other real estate, $3.4 million is related to three residential construction loan relationships. The construction housing market in general and new and existing home sales in particular have suffered during the first nine months of 2007. Management believes it has been proactive in charging down and charging off these nonperforming assets as appropriate. Management’s assessment of the overall loan portfolio is that loan quality and performance continue to be sound. This section should be read in conjunction with the discussion in “Provision for Loan Losses”.
Investment Securities
     Total unrealized losses on investment securities available-for-sale, net of unrealized gains of $27,000, were $2.8 million at September 30, 2007. Total unrealized losses on investment securities available-for-sale, net of unrealized gains of $17,000, were $2.6 million at December 31, 2006. Net unrealized losses on investment securities available-for-sale increased $271,000 during the nine months ended September 30, 2007.
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
     Certain individual investment securities were in a continuous unrealized loss position in excess of 12 months at September 30, 2007. However, all investment securities in a continuous unrealized loss position in excess of 12 months at September 30, 2007, were U.S. Agency notes and agency pass-through mortgage backed securities. The unrealized loss positions resulted not from credit quality issues, but from market interest rate increases over the interest rates prevalent at the time the securities were purchased, and are considered temporary.
     Also, as of September 30, 2007, management had the ability and intent to hold the temporarily impaired securities for a period of time sufficient for a recovery of cost. Accordingly, as of September 30, 2007, management believes the impairments discussed above are temporary and no impairment loss has been recognized in our Consolidated Statements of Income.
Deposits
     Total deposits at September 30, 2007, were $1.384 billion compared to $1.387 billion at December 31, 2006, a $3 million or .2% decrease. Savings deposits increased $33 million or 18.1% to $215 million and time deposits decreased $31 million or 4.1% to $732 million in part due to some shift from time deposits to savings deposits as the result of conservative time deposit pricing to manage and better control the cost of funds. Interest-bearing demand and money market accounts increased $24 million or 8.3% to $310 million. The increase in interest-bearing demand and money market account balances was due primarily to an increase in the number of transaction accounts as the result of continued benefits from the extensive transaction account acquisition program implemented in January 2006 and continuing during 2007. Noninterest-bearing demand deposits decreased $29 million or 18.5% to $126 million due in part to significant growth in certain commercial account balances during the fourth quarter of 2006 in anticipation of large disbursements for business activities, including tax payments, during the first four months of 2007. For the quarter ended September 30, 2007, noninterest-bearing demand deposits decreased $3.2 million or 2.6%. Management believes that the number of our transactional deposit accounts will continue to increase significantly during the remainder of 2007.
Subordinated Debt
     On August 20, 2007, we issued $20 million in fixed-floating rate capital securities of Fidelity Southern Statutory Trust III with a liquidation value of $1,000 per security. Interest is fixed at 6.62% for five years and then converts to a floating rate, which will adjust quarterly at a rate per annum equal to the three-month LIBOR plus 1.40%. The issuance has a final maturity of 30 years, but may be redeemed with regulatory approval at any distribution payment date on or after September 15, 2012, or at any time upon certain events, such as a change in the regulatory treatment of the trust preferred securities, at the redemption price of 100%, plus accrued and unpaid interest, if any.
     The trust preferred securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the “Act”) and were not registered under the Act. The trust preferred securities are included in Tier 1 capital by the Company in the calculation of regulatory capital, subject to a limit of 25% for all restricted core capital elements, with any excess included in Tier 2 capital. The payments to the trust preferred security holders are fully tax deductible.
     We have a total of five unconsolidated business trust (“trust preferred”) subsidiaries that are variable interest entities: FNC Capital Trust I (“FNCCTI”), Fidelity National Capital Trust I (“FidNCTI”), Fidelity Southern Statutory Trust I (“FSCSTI”), Fidelity Southern Statutory Trust II (“FSCSTII”) and Fidelity Southern Statutory Trust III (“FSCSTIII”). Our subordinated debt consists of the outstanding obligations of the five trust preferred issues and the amounts to fund the investments in the common stock of those entities.
     The following schedule summarizes our subordinated debt at September 30, 2007 (dollars in thousands):

Trust			Subordinated
Preferred	Issued(1)	Par	Debt(2)	Interest Rate
FNCCTI	March 8, 2000	$10,500	$10,825	Fixed @ 10.875%
FidNCTI	July 19, 2000	10,000	10,309	Fixed @ 11.045%
FSSTI	June 26, 2003	15,000	15,464	Variable @ 8.300(3)
FSSTII	March 17, 2005	10,000	10,310	Variable @ 7.584%(4)
FSSTIII	August 20, 2007	20,000	20,619	Fixed @ 6.620(5)

		$65,500	$67,527

1.	Each trust preferred security has a final maturity thirty years from the date of issuance.

2.	Includes investments in the common stock of these entities.

3.	Reprices quarterly at a rate 310 basis points over three month LIBOR and is subject to refinancing or repayment at par in June 2008 with regulatory approval.

4.	Reprices quarterly at a rate 189 basis points over three month LIBOR.

5.	Five year fixed rate, and then reprices quarterly at a rate 140 basis points over three month LIBOR.

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
     As of September 30, 2007, we had unused sources of liquidity in the form of unused unsecured Federal funds lines totaling $56 million, unpledged securities with a market value of $5 million, brokered deposits available through investment banking firms and significant additional FHLB and FRB lines of credit, subject to available qualifying collateral.
Shareholders’ Equity
     Shareholders’ equity was $99 million at September 30, 2007, and $95 million at December 31, 2006. Shareholders’ equity as a percent of total assets was 6.0% at September 30, 2007, compared to 5.7% at December 31, 2006. The increase in shareholders’ equity during the nine months ended September 30, 2007 was primarily the result of net income and common stock issued, net of dividends paid.
     At September 30, 2007, and December 31, 2006, we exceeded all capital ratios required by the FRB, as reflected in the following schedule:

	FRB
	Minimum
	Capital	September 30,	December 31,
Capital Ratios:	Ratio	2007	2006
Leverage	4.00%	8.09%	8.07%
Risk-Based Capital
Tier I	4.00	8.63	8.54
Total	8.00	11.71	10.37

     At September 30, 2007, and December 31, 2006, the Bank exceeded all capital ratios required by the FDIC to be considered well capitalized. The following table sets forth the capital requirements for the Bank under FDIC regulations and the Bank’s capital ratios at September 30, 2007, and December 31, 2006, respectively:

	FDIC
	Regulations
	Well	September 30,	December 31,
Capital Ratios:	Capitalized	2007	2006
Leverage	5.00%	8.09%	7.98%
Risk-Based Capital
Tier I	6.00	8.62	8.44
Total	10.00	10.26	10.05
     During the nine month period ended September 30, 2007, we declared and paid dividends on our common stock of $.27 per share totaling $2.5 million, which represented a 12.5% increase in dividends paid per share when compared to the same period in 2006.
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
     As discussed, the negative impact of an immediate and sustained 200 basis point increase in market rates of interest on the net present value (equity at risk) was well within established tolerances as of the most recent shock analysis and was slightly less than that for the prior quarter, primarily because of the increased sensitivity in our consumer loan accounts, partially offset by the increased sensitivity in our transactional deposit accounts. Also, the negative impact of an immediate and sustained 200 basis point decrease in market rates of interest on net interest income and net income was well within established tolerances and also reflected an increase in interest rate sensitivity in our consumer loan accounts and our transactional deposit accounts compared to the prior quarter. We follow FDIC guidelines for certain balances in non-maturity deposits such as interest-bearing transaction and savings accounts in the interest rate sensitivity (gap) analysis; therefore, this analysis does not reflect the full impact of rapidly rising or falling market rates of interest on these accounts compared to the results of the rate shock analysis.
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

     The interest rate sensitivity structure within our balance sheet at September 30, 2007, indicated a cumulative net interest sensitivity liability gap of 9.13% when projecting out one year. In the near term, defined as 90 days, there was a cumulative net interest sensitivity asset gap of 4.26% at September 30, 2007. When projecting forward six months, there was a slight cumulative net interest sensitivity liability gap of .59%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. Our policy states that the cumulative gap at six months and one year should generally not exceed 15% and 10%, respectively. We have positioned our average time deposit maturities in the six month to one year range based on the above, resulting in an increase in our liability sensitivity and positioning ourselves to take advantage of flat to falling interest rates. The interest rate shock analysis is generally considered to be a better indicator of interest rate risk and it reflects this increase in liability sensitivity.
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
Changes in Internal Control over Financial Reporting
     There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     We are a party to claims and lawsuits arising in the normal course of business. Although the ultimate outcome of all claims and lawsuits outstanding as of September 30, 2007, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our results of operations or financial condition.

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
Item 6. Exhibits
(a) Exhibits. The following exhibits are filed as part of this Report.

3(a)	Amended and Restated Articles of Incorporation of Fidelity Southern Corporation (incorporated by reference from Exhibit 3(f) to Fidelity Southern Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003).

3(b)	By-Laws of Fidelity Southern Corporation, as amended.

4	See exhibits 3(a) and 3(b) for provisions of the Amended and Restated Articles of Incorporation and By-Laws, as amended, which define the rights of shareholders.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY SOUTHERN CORPORATION
(Registrant)

Date: November 8, 2007	BY:	/s/ James B. Miller, Jr.
James B. Miller, Jr.
Chief Executive Officer

Date: November 8, 2007	BY:	/s/ B. Rodrick Marlow

B. Rodrick Marlow
Chief Financial Officer