Form 10-K
period 2007-12-31
FIDELITY SOUTHERN CORP
filed 2008-03-14
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Common Stock, without stated par value
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the registrant) as of June 30, 2007 (based on the average bid and ask price of the Common Stock as quoted on the NASDAQ National Market System on June 30, 2007), was $102,976,263.
     At March 10, 2008, there were 9,380,812 shares of Common Stock outstanding, without stated par value.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s Annual Report to Shareholders for fiscal year ended December 31, 2007, are incorporated by reference into Part II. Portions of the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I
Item 1. Business
General
     Fidelity Southern Corporation (“FSC” or “Fidelity”) is a registered bank holding company headquartered in Atlanta, Georgia. We conduct operations primarily though Fidelity Bank, a state chartered wholly owned subsidiary bank (the “Bank”). The Bank was organized as a national banking corporation in 1973 and converted to a Georgia chartered state bank in 2003. LionMark Insurance Company (“LIC”) is a wholly owned subsidiary of FSC and is an insurance agency offering consumer credit related insurance products. FSC also owns five subsidiaries established to issue trust preferred securities. The “Company”, “we” or “our”, as used herein, includes FSC and its subsidiaries, unless the context otherwise requires.
     At December 31, 2007, we had total assets of $1,686 million, total loans of $1,452 million, total deposits of $1,406 million, and shareholders’ equity of $100 million.
Forward-Looking Statements
     This report on Form 10-K may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations relating to present or future trends or factors generally affecting the banking industry and specifically affecting our operations, markets and services. Without limiting the foregoing, the words “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon assumptions we believe are reasonable and may relate to, among other things, the deteriorating economy and its impact on operating results and credit quality, the adequacy of the allowance for loan losses, changes in interest rates, and litigation results. These forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those projected for many reasons, including without limitation, changing events and trends that have influenced our assumptions. These trends and events include (i) a deteriorating economy and its impact on operations and credit quality; (ii) unique risks associated with our construction and land development loans; (iii) the impact of a slowing economy on our consumer loan portfolio and its potential impact on our commercial portfolio; (iv) changes in land values and economic conditions in Atlanta, Georgia; (v) our ability to maintain and service relationships with automobile dealers and indirect automobile loan purchasers and our ability to profitably manage changes in our indirect automobile lending operations; (vi) changes in the interest rate environment and their impact on our net interest margin; (vii) difficulties in maintaining quality loan growth; (viii) less favorable than anticipated changes in the national and local business environment, particularly in regard to the housing market in general and residential construction and new home sales in particular; (ix) adverse changes in the regulatory requirements affecting us; (x) greater competitive pressures among financial institutions in our market; (xi) changes in political, legislative and economic conditions; (xii) inflation; (xiii) greater loan losses than historic levels and an insufficient allowance for loan losses; and (xiv) failure to achieve the revenue increases expected to result from our investments in branch additions and in our transaction deposit and lending businesses.
     This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included herein and are not intended to represent a complete list of all risks and uncertainties in our business. Investors are encouraged to read the risks discussed under “Item 1A. — Risk Factors.”

Market Area, Products and Services
     The Bank provides an array of financial products and services for business and retail customers primarily through 23 branches in Fulton, Dekalb, Cobb, Clayton, Gwinnett, Rockdale, Coweta and Barrow counties in Georgia, a branch in Jacksonville, Duval county, Florida, and on the Internet at www.lionbank.com. The Bank’s customers are primarily individuals and small and medium sized businesses located in Georgia. Mortgage and construction loans are also provided through a branch in Jacksonville, Florida. Automobile loans and Small Business Administration (“SBA”) loans are provided through employees located throughout the Southeast.
     The Bank is primarily engaged in attracting deposits from individuals and businesses and using these deposits and borrowed funds to originate construction and residential real estate loans, commercial loans, commercial loans secured by real estate, SBA loans, direct and indirect automobile loans, residential mortgage and home equity loans, and secured and unsecured installment loans. Internet banking, including on-line bill pay, and Internet cash management services are available to individuals and businesses, respectively. Additionally, the Bank offers businesses remote deposit services, which allow participating companies to scan and electronically send deposits to the Bank for improved security and funds availability. The Bank also provides international trade services. Trust services, credit card loans, and merchant services activities are provided through agreements with third parties. Investment services are provided through an agreement with an independent broker-dealer.
     We have grown our assets, deposits, and profits internally by building on our lending products, expanding our deposit products and delivery capabilities, opening new branches, and hiring experienced bankers with existing customer relationships in our market.
Deposits
     The Bank offers a full range of depository accounts and services to both individuals and businesses. As of December 31, 2007, deposits totaled approximately $1,406 million, consisting of (dollars in millions):

Noninterest-bearing demand deposits	$132
Interest-bearing demand deposits and money market accounts	314
Savings deposits	216
Time deposits ($100,000 or more)	286
Time deposits, including brokered deposits (less than $100,000)	458

Total	$1,406

     A marketing program to increase the number and volume of our personal and business demand deposit accounts was launched in January 2006, with the goals of building relationships with existing customers, adding new customers, increasing transaction accounts, and helping manage our rising cost of funds. Based on the success of this program, the Bank intends to continue this marketing program during 2008.
Lending
     The Bank’s primary lending activities include commercial loans to small and medium sized businesses, SBA sponsored loans, consumer loans (primarily indirect automobile loans), construction loans, and residential real estate loans. Commercial lending consists of the extension of credit for business purposes, primarily in the Atlanta metropolitan area. SBA loans, originated in the Atlanta metropolitan area and throughout the Southeast, are primarily made through the Bank’s SBA loan production office in Covington, Georgia. The Bank offers direct installment loans to consumers on both a secured and unsecured basis. Secured construction loans to homebuilders and developers and residential mortgages are primarily made in the Atlanta, Georgia, and Jacksonville, Florida, metropolitan areas. The loans are generally secured by first and second real estate mortgages.
     As of December 31, 2007, the Bank had total loans outstanding, including loans held-for-sale, consisting of (dollars in millions):

Commercial, financial and agricultural	$119	(1)
Real estate — mortgage—commercial	208	(2)
Real estate — construction	286
Real estate — mortgage—residential	95
Consumer installment loans	744	(3)

Total	$1,452

(1)	Includes $19 million of indirect automobile loans financed for businesses and $2 million in SBA loans held-for-sale and $12 million in portfolio SBA loans.

(2)	Includes $18 million in SBA loans held-for-sale and $11 million in portfolio SBA loans.

(3)	Includes $736 million of indirect automobile loans financed for individuals, of which $38 million was held-for-sale.
     The loan categories in the above schedule are based on certain regulatory definitions and classifications. Certain of the following discussions are in part based on the Bank defined loan portfolios and may not conform to the above classifications.
Commercial and Industrial Lending
     The Bank originates commercial and industrial loans, which include certain SBA loans that are generally secured by property such as inventory, equipment and accounts receivable. All commercial loans are evaluated for the adequacy of repayment sources at the time of approval and are regularly reviewed for any deterioration in the ability of the borrower to repay the loan. In most instances, collateral is required to provide an additional source of repayment in the event of default by the borrower. The structure of the collateral varies from loan to loan depending on the financial strength of the borrower, the amount and terms of the loan, and the collateral available to be pledged.
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
     The Bank has a growing portfolio of SBA loans and SBA loans held-for-sale as a result of increased SBA loan production. These loans are primarily commercial real estate related, with a portion of each loan guaranteed by the SBA or with other SBA credit enhancements.
Consumer Lending
     The Bank’s consumer lending activity primarily consists of indirect automobile lending. The Bank also makes direct consumer loans (including direct automobile loans), residential mortgage and home equity loans, and secured and unsecured personal loans.

Indirect Automobile Lending
     The Bank purchases, on a nonrecourse basis, consumer installment contracts secured by new and used vehicles purchased by consumers from franchised motor vehicle dealers and selected independent dealers located throughout the Southeast. A portion of the indirect automobile loans the Bank originates is generally sold with servicing retained. At December 31, 2007, we were servicing $282 million in loans we had sold, primarily to other financial institutions.
     During 2007, the Bank produced $566 million of indirect automobile loans, while profitably selling $157 million to third parties with servicing retained and $19 million with service released. The balances in indirect automobile loans held-for-sale fluctuate from month to month as pools of loans are developed for sale and due to normal monthly principal payments.
Real Estate Construction Lending
     The Bank originates real estate construction and development loans that consist primarily of one-to-four family residential construction and development loans made to builders and developers. Loan disbursements are closely monitored by management to ensure that funds are being used strictly for the purposes agreed upon in the loan covenants. The Bank employs both internal staff and external inspectors to ensure that requests for loan disbursements are substantiated by regular inspections and reviews. Construction and development loans are similar to all residential loans in that borrowers are underwritten according to their adequacy of repayment sources at the time of approval. Unlike conventional residential lending, however, signs of deterioration in a construction loan or development loan customer’s ability to repay the loan are measured throughout the life of the loan and not only at origination or when the loan becomes past due. In most instances, loan amounts are limited to 80% of the appraised value upon completion of the construction project. The Bank originates real estate construction loans throughout Atlanta, Georgia, and from our Jacksonville, Florida branch.
Real Estate Mortgage Lending
     The Bank’s residential mortgage loan business focuses on one-to-four family properties. We offer Federal Housing Authority (“FHA”), Veterans Administration (“VA”), and conventional and non-conforming residential mortgage loans. The Bank operates our residential mortgage banking business from four locations in the Atlanta metropolitan area. The Bank is an approved originator and servicer for the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”), and is an approved originator for loans insured by the Department of Housing and Urban Development (“HUD”).
     The balances in mortgage loans held-for-sale fluctuate due to economic conditions, interest rates, the level of real estate activity, the amount of mortgage loans retained by the Bank, and seasonal factors. During 2007, we originated approximately $10 million in loans, while selling $9 million to third parties. The Bank primarily sells originated residential mortgage loans and processes brokered loans, servicing released, to investors. The Bank does not service mortgage loans for third parties.
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

Investment Securities
     At December 31, 2007, we owned investment securities totaling $138 million. Investment securities include obligations of the U.S. Treasury, agencies of the U.S. Government, including mortgage backed securities, bank qualified municipal bonds, and FHLB stock.
Significant Operating Policies
Lending Policy
     The Board of Directors of the Bank has delegated lending authority to our management, which in turn delegates lending authority to our loan officers, each of whom is limited as to the amount of secured and unsecured loans he or she can make to a single borrower or related group of borrowers. As our lending relationships are important to our success, the Board of Directors of our Bank has established review committees and written guidelines for lending activities. In particular, the Officers’ Credit Committee reviews lending relationships with a total exposure exceeding $250,000. In addition, the Officers’ Credit Committee approves all commercial loan relationships up to $5 million and residential construction loan relationships up to $10 million. The Loan and Discount Committee must approve all commercial loan relationships exceeding $5 million and all residential construction loan relationships exceeding $10 million.
     The Bank’s written guidelines for lending activities require, among other things, that:
•	secured loans, except for loans made under the Bank’s SBA program and indirect automobile loans which are generally secured by the vehicle purchased, be made to persons and companies which are well-established and have net worth, collateral, and cash flow to support the loan;

•	real estate loans be secured by real property located primarily in Georgia or Florida;

•	unsecured loans be made to persons who maintain depository relationships with the Bank and have significant financial strength;

•	loan renewal requests be reviewed in the same manner as an application for a new loan; and

•	working capital loans be repaid out of conversion of assets or current earnings of the commercial borrower and that such loans generally be secured by the assets of the commercial borrower.
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
Investment Portfolio Policy
     The Company’s investment portfolio policy is designed to maximize income consistent with liquidity, risk tolerance, collateral needs, asset quality, regulatory constraints, and asset/liability objectives. The policy is reviewed at least annually by the Boards of Directors of FSC and the Bank. The Boards of Directors are provided information on a regular basis concerning significant purchases and sales of investment securities, including resulting gains or losses. They are also provided information related to average maturity, Federal taxable equivalent yield, and appreciation or depreciation by investment categories.
Supervision and Regulation
     The following is a brief summary of FSC’s and the Bank’s supervision and regulation as financial institutions and is not intended to be a complete discussion of all NASDAQ Stock Market, state or federal rules, statutes and regulations affecting their operations, or that apply generally to business corporations or NASDAQ listed companies. Changes in the rules, statutes and regulations applicable to FSC and the Bank can affect the operating environment in substantial and unpredictable ways.
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
     Fidelity has no current plans to register as a financial holding company.
     Fidelity must also register with the Georgia Department of Banking and Finance (“GDBF”) and file periodic information with the GDBF. As part of such registration, the GDBF requires information with respect to the financial condition, operations, management and intercompany relationships of Fidelity and the Bank and related matters. The GDBF may also require such other information as is necessary to keep itself informed as to whether the provisions of Georgia law and the regulations and orders issued there under by the GDBF have been complied with, and the GDBF may examine Fidelity and the Bank. The Florida Office of Financial Regulation (“FOFR”) does not examine or directly regulate out-of-state holding companies for banks with a branch located in the State of Florida.
     Fidelity is an “affiliate” of the Bank under the Federal Reserve Act, which imposes certain restrictions on (1) loans by the Bank to Fidelity, (2) investments in the stock or securities of Fidelity by the Bank, (3) the Bank’s taking the stock or securities of an “affiliate” as collateral for loans by the Bank to a borrower, and (4) the purchase of assets from Fidelity by the Bank. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

     The Bank is regularly examined by the Federal Deposit Insurance Corporation (the “FDIC”). As a state banking association organized under Georgia law, the Bank is subject to the supervision of, and is regularly examined by, the GDBF. The Bank’s Florida branch is subject to examination by the FOFR. Both the FDIC and GDBF must grant prior approval of any merger, consolidation or other corporation reorganization involving the Bank.
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
     The payment of dividends by Fidelity and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of each of the Bank’s total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends to the Bank. At December 31, 2007, regulatory authority available from the Bank to pay dividends in 2008 without prior approval from regulatory authorities totaled approximately $4.2 million. For 2007, our declared cash dividend payout to common stockholders was $3.4 million. Dividends for 2008 will be reviewed quarterly, with the declared and paid dividend consistent with current earnings, capital requirements, and forecasts of future earnings.
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
     To continue to conduct its business as currently conducted, the Company and the Bank will need to maintain capital well above the minimum levels. As of December 31, 2007 and 2006, the most recent notifications from the FDIC categorized the Bank as “well capitalized” under current regulations.
Internal Control Reporting
     The 1991 Act also imposes substantial auditing and reporting requirements and increases the role of independent accountants and outside directors of banks.
Commercial Real Estate
     In December, 2006 the federal banking agencies, including the FDIC, issued a final guidance on concentrations in commercial real estate lending, noting that recent increases in banks’ commercial real estate concentrations could create safety and soundness concerns in the event of a significant economic downturn. The guidance mandates certain minimal risk management practices and categorizes banks with defined levels of such concentrations as banks that may warrant elevated examiner scrutiny. The Bank’s real estate portfolio exceeds one of the guidelines. Although management believes that our credit processes and procedures meet the risk management standards dictated by this guidance, regulatory authorities could effectively limit increases in the real estate concentrations in the Bank’s loan portfolios and require additional credit administration and management costs associated with the portfolios.
Loans
     Inter-agency guidelines adopted by federal bank regulators mandate that financial institutions establish real estate lending policies with maximum allowable real estate loan-to-value limits, subject to an allowable amount of non-conforming loans as a percentage of capital. The Bank adopted the federal guidelines in 2001.

Transactions with Affiliates
     Under federal law, all transactions between and among a state nonmember bank and its affiliates, which include holding companies, are subject to Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder. Generally, these requirements limit these transactions to a percentage of the bank’s capital and require all of them to be on terms at least as favorable to the bank as transactions with non-affiliates. In addition, a bank may not lend to any affiliate engaged in non-banking activities not permissible for a bank holding company or acquire shares of any affiliate that is not a subsidiary. The FDIC is authorized to impose additional restrictions on transactions with affiliates if necessary to protect the safety and soundness of a bank. The regulations also set forth various reporting requirements relating to transactions with affiliates.
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
Competition
     The banking business is highly competitive. The Bank competes for traditional bank business with numerous other commercial banks and thrift institutions in Fulton, DeKalb, Cobb, Clayton, Gwinnett, Rockdale, Coweta and Barrow counties, Georgia, the Bank’s primary market area other than for residential construction and development loans, SBA loans, residential mortgages, and indirect automobile loans. The Bank also competes for loans with insurance companies, regulated small loan companies, credit unions, and certain governmental agencies. The Bank competes with independent brokerage and investment companies, as well as state and national banks and their affiliates and other financial companies. Many of the companies with whom the Bank competes have greater financial resources.
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

Employees and Executive Officers
     As of December 31, 2007, we had 406 full-time equivalent employees. We are not a party to any collective bargaining agreement. We believe that our employee relations are good. We afford our employees a variety of competitive benefit programs including a retirement plan and group health, life and other insurance programs. We also support training and educational programs designed to ensure that employees have the types and levels of skills needed to perform at their best in their current positions and to help them prepare for positions of increased responsibility.
Executive Officers of the Registrant
     The Company’s executive officers, their ages, their positions with the Company at March 6, 2008, and the period during which they have served as executive officers, are as follows:

Name	Age	Since	Position
James B. Miller, Jr.	67	1979	Chairman of the Board and Chief Executive Officer of Fidelity since 1979; President of Fidelity from 1979 to April 2006; Chairman of Fidelity Bank since 1998; President of Fidelity Bank from 1977 to 1997, and from December 2003 through September 2004; and Chief Executive Officer of Fidelity Bank from 1977 to 1997 and from December 2003 until present. A director of Fidelity Bank since 1976. Chairman of LionMark Insurance Company, a wholly owned subsidiary, since November 2004. Chairman of Fidelity National Capital, Inc., a wholly owned subsidiary of Fidelity, from 1992 to 2005 (closed 2005). Chairman of Berlin American Companies, a group of family real estate companies, from 2003 until present. Chairman of Prescott Automotive LLC, a new and used car dealer, from 2006 until present. Chairman of Trinity Apex, a real estate business, from 2006 until present. A director of Interface, Inc., a carpet and fabric manufacturing company, since 2000, and of American Software, Inc., a software development company, since 2002.

H. Palmer Proctor, Jr.	40	1996	President of Fidelity since April 2006; Senior Vice President of Fidelity from January 2006 through April 2006; Vice President of Fidelity from 1996 through January 2006; Director and President of Fidelity Bank since October 2004 and Senior Vice President of Fidelity Bank from 1996 through September 2004. Director and Secretary/Treasurer of LionMark Insurance Company, a wholly owned subsidiary, since November 2004. A director of Fidelity National Capital, Inc., a wholly owned subsidiary of Fidelity, from 2003 to 2005 (closed in 2005).

B. Rodrick Marlow	65	1997	Principal Accounting Officer of Fidelity and Chief Financial Officer of Fidelity and Fidelity Bank since June 2006; Controller of Fidelity and Fidelity Bank from 1997 through May 2006.

Name	Age	Since	Position
David Buchanan	50	1995	Vice President of Fidelity since 1999; Executive Vice President of Fidelity Bank since October 2004; and Senior Vice President of Fidelity Bank from 1995 through September 2004. President of LionMark Insurance Company, a wholly owned subsidiary, since November 2004.
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
     We also make available free of charge on or through our Internet web site (http://www.lionbank.com) our Annual Report to Shareholders, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our current reports on Form 8-K and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
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
Risks Related to our Business
A significant portion of the Bank’s loan portfolio is secured by real estate loans in the Atlanta, Georgia, metropolitan area and in eastern and northern Florida markets, and a continued downturn in real estate market values in those areas may adversely affect our business.
     Currently, our lending and other businesses are concentrated in the Atlanta, Georgia, metropolitan area and eastern and northern Florida. As of December 31, 2007, real estate mortgage, construction and commercial real estate loans, accounted for 40.6% of our total loan portfolio. Therefore, conditions in these markets will strongly affect the level of our nonperforming loans and our results of operations and financial condition. Real estate values and the demand for commercial and residential mortgages and construction loans are affected by, among other things, changes in general and local economic conditions, changes in governmental regulation, monetary and fiscal policies, interest rates and weather. The residential real estate markets in Atlanta and Jacksonville continue to experience a slowdown in sales and continued pricing declines. Continued declines in our real estate markets could adversely affect the demand for new real estate loans, and the value and liquidity of the collateral securing our existing loans. Adverse changes in our markets could also reduce our growth rate, impair our ability to collect loans, and generally affect our financial condition and results of operations.

Fluctuations in interest rates could reduce our profitability and affect the value of our assets.
     Like other financial institutions, our earnings and cash flows are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. Over any defined period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice versa. In addition, the individual market interest rates underlying our loan and deposit products (e.g., prime versus competitive market deposit rates) may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, our earnings may be negatively affected. Also, the volume of nonperforming assets will negatively impact average yields if and as it increases. In addition, loan volume and quality and deposit volume and mix can be affected by market interest rates. Changes in levels of market interest rates, including the current declining rate environment, could materially adversely affect our net interest spread, asset quality, origination volume and overall profitability.
     From June 2004 through June 2006, the Federal Reserve increased its target for the Federal funds rate 17 times, from 1.00% to 5.25%. This targeted Federal funds rate remained constant until September 2007 when the Federal Reserve began lowering the target, reducing the Federal funds rate to 4.25% by the end of 2007. While these short-term market interest rates (which we use as a guide to price our deposits) increased during most of this period, longer-term market interest rates have not. The average difference between the 10 year constant maturity treasury note and the targeted Federal funds rate decreased from 1.04% to negative .23% to negative .37% for the years 2005, 2006 and 2007, respectively. This “flattening” of the market yield curve and heavy competition for deposit accounts had a negative impact on our interest rate spread and net interest margin during 2007. If short-term interest rates continue to decline, and if rates on many of our deposits and borrowings continue to reprice downward slower than the rates on many of our loans, we would experience further compression of our interest rate spread and net interest margin, which would have a negative impact on our profitability. Income could also be adversely affected if the interest rates paid on deposits and other borrowings increase quicker than the interest rates received on loans and other investments during periods of rising interest rates.
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
     Our construction and land development loan portfolio was $286 million at December 31, 2007, comprising 19.7% of total loans. Construction and land development loans are often riskier than home equity loans or residential mortgage loans to individuals. During general economic slowdowns, like the one we are currently experiencing, these loans represent higher risk due to slower sales and reduced cash flow that could impact the borrowers’ ability to repay on a timely basis. In addition, regulations and regulatory policies affecting banks and financial services companies undergo continuous change and we cannot predict when changes will occur or the ultimate effect of any changes. Since the latter part of 2006, there has been continued regulatory focus on construction, development and commercial real estate lending. Changes in the federal policies applicable to construction, development or commercial real estate loans make us subject to substantial limitations with respect to making such loans, increase the costs of making such loans, and require us to have a greater amount of capital to support this kind of lending, all of which could have a material adverse effect on our profitability or financial condition.
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
     The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Bank’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the estimated charge-offs utilized in determining the sufficiency of the allowance for loan losses, we will need additional provisions to increase the allowance. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, regulatory capital, and may have a material adverse effect on our financial condition and results of operations. See “Allowance for Loan Losses” in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this report for further discussion related to our process for determining the appropriate level of the allowance for loan losses.
We operate in a highly competitive industry and market area.
     We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and have more financial resources. Such competitors primarily include national, regional, and community banks within the markets in which we operate. Additionally, various out-of-state banks continue to enter the market area in which we currently operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes, and continued consolidation. Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services, as well as better pricing for those products and services.
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
     Our success depends primarily on the general economic conditions of the Atlanta metropolitan area and the specific local markets in which we operate. Unlike larger national or regional banks that are more geographically diversified, the Bank provides banking and financial services to customers primarily in the Atlanta metropolitan areas including Fulton, Dekalb, Cobb, Clayton, Gwinnett, Rockdale, Coweta and Barrow counties. The local economic conditions in these areas have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. A significant decline in general economic conditions, caused by a significant economic slowdown, recession, inflation, acts of terrorism, outbreak of hostilities, or other international or domestic occurrences, unemployment, changes in securities markets, or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.
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
Our growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.
     We are required by Federal regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate our capital resources will satisfy our capital requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our growth. If we raise capital through the issuance of additional shares of our common stock or other securities, it would dilute the ownership interest of our current shareholders and may dilute the per share book value of our common stock. New investors may also have rights, preferences and privileges senior to our current shareholders, which may adversely impact our current shareholders.
     Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure that we will have the ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth or acquisitions could be materially impaired.
The building of market share through our branching strategy could cause our expenses to increase faster than revenues.
     We intend to continue to build market share in the greater Atlanta metropolitan area through our branching strategy. While we have no commitments to branch during 2008, there are branch locations under consideration and others may become available. There are considerable costs involved in opening branches and new branches generally require a period of time to generate sufficient revenues to offset their costs, especially in areas in which we do not have an established presence.
     Accordingly, any new branch can be expected to negatively impact our earnings for some period of time until the branch reaches certain economies of scale. Our expenses could be further increased if we encounter delays in the opening of new branches. Finally, we have no assurance that new branches will be successful, even after they have been established.
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
Risks Related to our Common Stock
Our stock price can be volatile.
     Stock price volatility may make it more difficult for shareholders to resell common stock when they want and at prices they find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:
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
     Although our common stock is listed for trading on the NASDAQ Global Select Market, the trading volume in our common stock is less than that of larger financial services companies. A public trading market having the desired characteristics of depth, liquidity, and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.
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
     Our operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include recession, short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U.S. economy and the local economies in which we operate, all of which are beyond our control. A deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, among other things, any of which could have a material adverse impact on our financial condition and results of operations.
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

Item 1B. Unresolved Staff Comments
     None
Item 2. Properties
     Our principal executive offices consist of 19,175 square feet of leased space in Atlanta, Georgia. Our support operations are principally conducted from 65,897 square feet of leased space located at 3 Corporate Square, Atlanta, Georgia. The Bank has 23 branch offices located in Fulton, Dekalb, Cobb, Clayton, Gwinnett, Rockdale, Coweta and Barrow counties, Georgia, and a branch in Jacksonville, Duval county, Florida, of which 14 are owned and 10 are leased. The Company leases a SBA loan production office in Covington, Georgia, and an off-site storage space in Atlanta, Georgia.
Item 3. Legal Proceedings
     We are a party to claims and lawsuits arising in the course of normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of December 31, 2007, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our results of operations or financial condition.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of 2007.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our market information and number of shareholders of record is incorporated by reference to the information that is contained under the caption “Market Price — Common Stock” included in our Annual Report to Shareholders, for year ended December 31, 2007, a copy of which is filed as Exhibit 13 to this Form 10-K.
Dividends
     We have declared and paid the following dividends per common share in the past two fiscal years:

	Dividend
	2007	2006
Fourth Quarter	.09	.08
Third Quarter	.09	.08
Second Quarter	.09	.08
First Quarter	.09	.08
     See Note 12 to the consolidated financial statements in Item 8 for a discussion of the restrictions on our ability to pay dividends.
Share Repurchases
     Fidelity did not repurchase any securities during the fourth quarter of 2007.

Sale of Unregistered Securities
     Fidelity has not sold any unregistered securities in the past three years.
Securities Authorized for Issuance Under Equity Compensation Plans
     The following table presents information as of December 31, 2007, with respect to shares of common stock of Fidelity that may be issued under equity compensation plans. The equity compensation plans of Fidelity consist of the Stock Option Plans and the 401(k) tax qualified savings plan.

Number of
Securities
Remaining Available
for Future Issuance
	Number of		Under Equity
	Securities to be		Compensation Plans
	Issued upon	Weighted Average	(Excluding
	Exercise of	Exercise Price of	Securities
Plan Category	Outstanding Options	Outstanding Options	Reflected in Column A)

Equity Compensation Plans Approved by Shareholders (1)	178,905	$18.10	673,333
Equity Compensation Plans Not Approved by Shareholders (2)	N/A	N/A	N/A

Total	178,905	$18.10	673,333

(1)	1997 Stock Option Plan and 2006 Equity Incentive Plan

(2)	Excludes shares issued under the 401(k) Plan.
Shareholder Return Performance Graph
     The following graph compares the percentage change in the cumulative five-year shareholder return on Fidelity’s Common Stock (traded on the NASDAQ National Market under the symbol “LION”) with the cumulative total return on the NASDAQ Composite Index, and the SNL NASDAQ Bank Index.
     The graph assumes that the value invested in the Common Stock of Fidelity and in each of the two indices was $100 on December 31, 2002, and all dividends were reinvested.

	Period Ending December 31,
Index	2002	2003	2004	2005	2006	2007

Fidelity Southern Corporation	$100.00	$125.69	$197.26	$188.91	$199.83	$102.53
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL NASDAQ Bank Index	100.00	129.08	147.94	143.43	161.02	126.42
Item 6. Selected Financial Data
     The following table contains selected consolidated financial data. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included in this report.

	SELECTED FINANCIAL DATA
	Years Ended December 31,
	2007	2006	2005	2004	2003(1)
	(Dollars in thousands except per share data)
Interest income	$113,462	$97,804	$74,016	$59,609	$56,718
Interest expense	66,682	54,275	34,684	23,961	23,838
Net interest income	46,780	43,529	39,332	35,648	32,880
Provision for loan losses	8,500	3,600	2,900	4,800	4,750
Noninterest income, including securities gains	17,911	15,699	14,339	14,641	13,756
Securities gains, net	2	—	32	384	331
Noninterest expense	47,203	40,568	35,001	34,070	36,791
Income from continuing operations	6,634	10,374	10,326	7,632	3,753
Income from discontinued operations	—	—	—	—	78
Net income	6,634	10,374	10,326	7,632	3,831
Dividends declared — common	3,357	2,964	2,567	1,799	1,774
Per Share Data:
Income from continuing operations:
Basic earnings	$.71	$1.12	$1.13	$.85	$.42
Diluted earnings	.71	1.12	1.12	.84	.42
Net income:
Basic earnings	.71	1.12	1.13	.85	.43
Diluted earnings	.71	1.12	1.12	.84	.43
Book value	10.67	10.19	9.39	8.64	8.01
Dividends declared	.36	.32	.28	.20	.20
Dividend payout ratio	50.61%	28.57%	24.86%	23.56%	47.27%
Average common shares outstanding	9,330,932	9,268,132	9,176,771	9,003,626	8,865,059
Profitability Ratios:
Return on average assets	.41%	.70%	.79%	.66%	.36%
Return on average shareholders’ equity	6.84	11.67	12.59	10.29	5.29
Net interest margin	3.04	3.10	3.17	3.22	3.35
Efficiency ratio	72.97	68.49	65.21	67.75	78.89
Asset Quality Ratios:
Net charge-offs to average loans	.45%	.19%	.23%	.29%	.54%
Allowance to period-end loans	1.17	1.05	1.15	1.27	1.25
Nonperforming assets to total loans, OREO and repos	1.64	.40	.25	.29	.49
Allowance to nonperforming loans, OREO and repos	.67x	2.52x	4.50x	5.53x	3.14x
Liquidity Ratios:
Total loans to total deposits	103.30%	100.18%	100.51%	97.93%	93.81%
Loans to total deposits	98.77	95.98	97.79	94.57	89.61
Average total loans to average earning assets	90.34	88.36	86.58	82.85	84.26
Capital Ratios:
Leverage	7.93%	8.07%	8.64%	8.74%	9.03%
Risk-based capital
Tier 1	8.43	8.54	9.60	9.88	10.33
Total	11.54	10.37	11.97	11.91	12.74
Average equity to average assets	5.93	5.99	6.29	6.38	6.86
Balance Sheet Data (At End of Period):
Assets	$1,686,484	$1,649,179	$1,405,703	$1,223,717	$1,091,919
Earning assets	1,597,855	1,562,736	1,342,335	1,170,535	1,043,543
Total loans	1,452,013	1,389,024	1,129,777	995,289	833,029
Total deposits	1,405,625	1,386,541	1,124,013	1,016,377	887,979
Long-term debt	92,527	83,908	94,908	70,598	80,925
Shareholders’ equity	99,963	94,647	86,739	78,809	71,126
Daily Average:
Assets, net of discontinued operations	$1,635,520	$1,483,384	$1,304,090	$1,162,651	$1,034,527
Earning assets	1,553,603	1,415,105	1,247,480	1,114,141	986,485
Total loans	1,403,462	1,250,386	1,080,025	923,103	831,243
Total deposits	1,377,503	1,223,428	1,072,695	969,815	865,182
Long-term debt	90,366	94,111	81,817	80,205	46,906
Shareholders’ equity	97,059	88,866	82,002	74,137	70,967

(1)	In 2002, we sold our credit card line of business, including all of its credit card accounts and outstanding balances. We serviced the credit card portfolio on a fee basis until May 15, 2003, at which time the servicing was transferred to the purchaser’s servicing systems. Substantially all operations and activities related to the credit card business ceased by June 30, 2003. In accordance with accounting principles generally accepted in the United States, the earnings of the credit card business are shown separately for 2003 as Income from discontinued operations.

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
Business Overview
     FSC is a bank holding company headquartered in Atlanta, Georgia, and is the parent company of its wholly owned subsidiaries, Fidelity Bank (“the Bank”), LionMark Insurance Company (“LIC”), and five subsidiaries formed to issue trust preferred securities. With $1,686 million in assets, the Bank provides an array of personal and electronic financial services including traditional deposit, lending, mortgage, and international trade services to our commercial and retail customers. Internet banking, including on-line bill pay and Internet cash management services are available to individuals and businesses, respectively. We offer remote item capture deposit services to our commercial customers. Brokerage, credit card, trust, and merchant processing services and products are provided through partnering arrangements with third parties. The Bank currently conducts full-service banking and residential mortgage lending businesses through 23 locations in the metropolitan Atlanta area, a branch in Jacksonville, Florida, and on the Internet at www.lionbank.com. The Bank conducts indirect automobile lending (the purchase of consumer automobile installment sales contracts from automobile dealers) and SBA lending throughout the Southeast. Residential mortgage lending and residential construction lending are conducted through certain of the Bank’s Atlanta offices and from the office in Jacksonville, Florida. LIC provides consumer credit related insurance products to the Bank’s customers through our Atlanta, Georgia, office.
     Our profitability, as with most financial institutions, is significantly dependent upon net interest income, which is the difference between interest received on interest-earning assets, such as loans and securities, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. During a period of economic slow down the lack of interest income from nonperforming assets and an additional provision for loan losses can greatly reduce our profitability. Results of operations are also affected by noninterest income, such as service charges on deposit accounts and fees on other services, income from indirect automobile and SBA lending activities, mortgage banking, brokerage activities, and bank owned life insurance; as well as noninterest expenses such as salaries and employee benefits, occupancy, furniture and equipment, professional and other services, and other expenses, including income taxes.
     Economic conditions, competition, and the monetary and fiscal policies of the Federal government significantly affect financial institutions. Poor performance of subprime loans initiated the credit crisis that began in the summer of 2007, followed by substantial declines in residential home sales and prices and the slowing of the national economy. By the end of 2007, the credit turmoil migrated to consumer lending, as demonstrated by the increase in credit card delinquencies and automobile repossessions in all regions of the U.S., including our southeast markets. Our lending activities and the total of our nonperforming assets are significantly influenced by the local economic environments in Atlanta and Jacksonville. Our net interest margin is affected by prevailing interest rates, nonperforming assets and competition among financial institutions for loans and deposits. In 2007, short term interest rates were steady until the end of the third quarter, when the Federal Reserve began to lower rates in response to a weakening economy.
     The Bank’s franchise spans eight counties in the metropolitan Atlanta market and has an initial branch office in Jacksonville, Florida. Atlanta’s economy continues to be negatively impacted by the weak real estate market. Management expects the economy to continue to deteriorate through at least the second quarter of 2008 which will create a challenge for earnings for the year. On the other hand, market turmoil and disruptions will provide opportunities to attract new customer relationships, talented and experienced bankers and superior office locations. We plan to pursue these opportunities on a selective basis.
     During 2007, we grew the core bank, while focusing on the future by continuing marketing and lending initiatives that are anticipated to contribute to our longer-term value through increasing the Bank’s transaction deposit base and increasing noninterest income. We define our core banking business as that of providing quality financial products, services, and delivery systems at the community banking level to both consumers and small to medium sized businesses.
     We continued our initiative to grow shareholder value by increasing personal and business transaction accounts to expand current customer relationships, add new customers, and increase the number and volume of lower cost transaction account deposits. In 2007, we strengthened our retail banking staff, opened new branches in Newnan and Winder, Georgia and converted our loan production office to a full service branch in Jacksonville, Florida, and continued market studies to identify other potential branch sites. Our Totally Free business and personal checking account program, launched in 2006, continued to grow. In part, as a result of this initiative, the number of transaction and savings accounts increased 10.39% at December 31, 2007, compared to December 31, 2006, and the average balance of transaction accounts increased by approximately 16.16% for the same period.
     Our overall focus is on building shareholder value. Our mission is “to continue growth, improve earnings and increase shareholder value; to treat customers, employees, community and shareholders according to the Golden Rule; and to operate within a culture of strong internal controls.” The strong focus in 2008 will be on credit quality, expense controls, conservation of capital and modest quality loan growth. Fidelity Bank is Atlanta’s Community Bank. We are about building relationships with a locally oriented, community based focus. The Bank provides a broad array of sophisticated products delivered with quality personal service.
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
     A formal review of the allowance for loan losses is prepared at least quarterly to assess the probable credit risk inherent in the loan portfolio, including concentrations, and to determine the adequacy of the allowance for loan losses. For purposes of the monthly management review, the consumer loan portfolio is separated by loan type and each loan type is treated as a homogeneous pool. In accordance with the Interagency Policy Statement on the Allowance for Loan and Lease Losses, the level of allowance required for each loan type is determined based upon current trends in charge-off rates for each loan type, adjusted for changes in these pools, which includes current information on the payment performance of each loan type. The level of allowance required for each loan type is determined in part based upon historical charge-off experience. Every commercial, commercial real estate, SBA, and construction loan is assigned a risk rating using established credit policy guidelines. A loss allocation factor is determined for each significant loan category based on historical charge-off experience, current trends, the economic outlook, and other factors. All nonperforming commercial, commercial real estate, SBA, and construction loans and loans deemed to have greater than normal risk characteristics are reviewed monthly by Credit Review to determine the level of additional allocation, if any, for loan losses required to be specifically assigned to these loans. The amounts so determined are then added to or subtracted from the previously allocated allowance by category to determine the required allowance for commercial, commercial real estate, SBA, residential real estate, consumer, and construction loans.
Capitalized Servicing Assets and Liabilities
     The majority of our indirect automobile loan pools and certain SBA loans are sold with servicing retained. When the contractually specific servicing fees on loans sold servicing retained exceed the estimated costs to service those loans, a capitalized servicing asset is recognized. When the estimated costs to service loans exceed the contractually specific servicing fees on loans sold servicing retained, a capitalized servicing liability is recognized. Servicing assets and servicing liabilities are amortized over the expected lives of the serviced loans utilizing the interest method. Management makes certain estimates and assumptions related to costs to service varying types of loans and pools of loans, the projected lives of loans and pools of loans sold servicing retained, and discount factors used in calculating the present values of servicing fees projected to be received.
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
     When a loan is placed on nonaccrual, interest accrued during the current accounting period is reversed and interest accrued in prior periods, if significant, is charged off and adjustments to principal are made if the collateral related to the loan is deficient.
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
Financial Overview
     The credit crisis of 2007 had a major impact on the Atlanta and Florida economies, particularly in the residential construction and development markets. Many builders have suffered financially due to the decreasing home prices, lack of demand for houses and the over supply of houses and residential lots. Additionally, the credit crisis has also affected the consumer as delinquencies and foreclosures increased throughout the second half of 2007. These are the primary reasons that, when compared to 2006, our net charge-offs increased 168% to $6.2 million during 2007 and our provision for loan losses increased 136% to $8.5 million. Our allowance for loan losses as a percentage of loans outstanding increased to 1.17% at December 31, 2007, from 1.05% at the end of 2006.
     Since our inception, we have pursued managed profitable growth through internal expansion built on providing quality financial services in selected market areas. During 2007, loan growth slowed compared to prior years due in part to the slowing economy and also to management’s decision to reduce the Company’s exposure in the real estate construction market. The loan portfolio is well diversified among consumer, business, and real estate.
     Net income for 2007 was $6.6 million compared to $10.4 million in 2006. Net income per basic and diluted share was $.71 for 2007 compared to $1.12 in 2006. Key factors impacting our financial condition and results of operations for 2007 are summarized below:
•	Total assets increased $37.3 million or 2.26% to $1,686 million at the end of 2007 compared to $1,649 million at year end 2006. This increase was primarily due to the 4.53% increase in total loans, partially offset by decreases in Federal funds sold, investment securities and cash.

•	Total number of transaction accounts increased 6.6% through our deposit acquisition program.

•	Net interest income increased $3.3 million or 7.47% over 2006 to $46.8 million as the growth in volume exceeded the negative impact of a declining net interest margin and resulted in greater net interest income. The net interest margin declined six basis points in 2007 to 3.04% from 3.10% in 2006, resulting from a 47 basis point increase in the cost of funds outpacing the 41 basis point increase in the yield on earning assets.

•	The provision for loan losses for 2007 was $8.5 million compared to $3.6 million in 2006. Net charge-offs for 2007 were .45% of average loans outstanding compared to .19% for 2006. The allowance for loan losses was 1.17% of outstanding loans and provided a coverage ratio of 113% of nonperforming loans.
     The year ended December 31, 2007, was a year in which we experienced moderate growth in loans and deposits, and faced challenges in managing through the impact of a declining economy on our credit exposure, resulting in a significant increase in the provision for loan losses because of increasing charge-offs and deteriorating credit trends. Management continues to be diligent in its loan review process and aggressive in dealing with nonperforming assets.

Results of Operations
2007 Compared to 2006
     Net Income
     Our net income for the year ended December 31, 2007, was $6.6 million or $.71 basic and fully diluted earnings per share. Net income for the year ended December 31, 2006, was $10.4 million or $1.12 basic and fully diluted earnings per share.
     The $3.7 million decrease in net income in 2007 compared to 2006 was primarily due to a $4.9 million increase in the provision for loan losses as a result on increased charge-offs and nonperforming assets and a $6.6 million increase in noninterest expense, offset in part by a $3.3 million increase in net interest income and a $2.2 million increase in noninterest income. Net interest income increased during 2007 compared to 2006 as the growth in volume exceeded the negative impact of a modest decline in the net interest margin and resulted in greater net interest income. The average balance of interest-earning assets increased $138.5 million, resulting in an increase in interest income, offset in part by a 6 basis point decline in the net interest margin. Noninterest income increased by $2.2 million or 14.1% to $17.9 million in 2007 compared to 2006, primarily due to an increase in revenues from indirect lending activities of $1.3 million, an increase in revenues from service charges on deposit accounts of $600,000, in part as a result of growth in the numbers of accounts serviced, as well as an increase in SBA lending activities of $300,000. Noninterest expense increased $6.6 million or 16.36% in 2007 compared to 2006 primarily due to increases in salaries and employee benefits and other operating expenses.
     Net Interest Income/Margin
     Taxable-equivalent net interest income was $47.3 million in 2007 compared to $43.8 million in 2006, an increase of $3.5 million or 7.9%. Average interest-earning assets increased in 2007 to $1,554 million, a 9.8% increase when compared to 2006. Average interest-bearing liabilities increased to $1,394 million, a 10.9% increase. The net interest rate margin decreased by six basis points to 3.04% in 2007 when compared to 2006.
     Interest income increased $15.7 million or 16.0% to $113.5 million during 2007 compared with 2006 as a result of the net growth of $138.5 million or 9.8% in average interest-earning assets and a 41 basis point increase in the yield on interest-earning assets. The average balance of loans outstanding in 2007 increased $153.1 million or 12.2% to $1,483 million when compared to 2006. The yield on average loans outstanding increased 39 basis points to 7.57% when compared to 2006, in large part due to increasing yields on the consumer loan portfolio, consisting primarily of indirect automobile loans. Offsetting this growth was an $11.8 million decrease in average investment securities balances, as principal payments on mortgage backed securities were utilized in part to fund higher yielding loan growth.
     Interest expense in 2007 increased $12.4 million or 22.9% to $66.7 million as a result of a $137.5 million or 11.0% growth in average interest-bearing liability balances, coupled with a 47 basis point increase in the cost of interest-bearing liabilities due to increasing prevailing interest rates and aggressive competition for funds from other financial institutions as the Bank grew deposits to fund our loan growth. Average total interest-bearing deposits increased $151.2 million or 13.8% to $1,247 million during 2007 compared to 2006, while average borrowings increased $13.7 million or 9.3% to $146.9 million. The increase in average total interest-bearing deposits was primarily due to marketing programs initiated to provide funding for loan growth, including special deposit programs offered as part of the grand openings of new branches and a direct mail advertising program to increase transaction account balances and increase the total balances of multiple relationship customers.

     The cost of funds for subordinated debt decreased from 9.33% for 2006 to 9.08% in 2007 primarily as a result of the addition of $20 million in trust preferred securities which have a five year fixed rate of 6.62% then convert to a floating rate at 140 basis points over three month LIBOR.
Average Balances, Interest and Yields

	For the Years Ended December 31,
	2007			2006			2005
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
				(Dollars in thousands)
ASSETS
Interest-Earning Assets:
Loans, net of unearned income(1)(2)
Taxable	$1,390,625	$105,222	7.57%	$1,239,437	$88,884	7.17%	$1,073,127	$65,778	6.13%
Tax-exempt(3)	12,837	1,052	8.20	10,949	871	7.95	6,898	484	7.02

Total loans	1,403,462	106,274	7.57	1,250,386	89,755	7.18	1,080,025	66,262	6.14
Investment securities
Taxable	137,370	6,964	5.07	155,955	7,893	5.03	156,917	7,557	4.82
Tax-exempt (4)	6,782	420	6.19	—	—	—	—	—	—

Total Investment securities	144,152	7,384	5.12	155,955	7,893	5.03	156,917	7,557	4.82
Interest-bearing deposits	1,134	58	5.08	1,484	74	5.00	1,033	32	3.12
Federal funds sold	4,855	243	5.01	7,280	360	4.94	9,505	315	3.31

Total interest-earning assets	1,553,603	113,959	7.34	1,415,105	98,082	6.93	1,247,480	74,166	5.95
Noninterest-Earning Assets:
Cash and due from banks	23,383			22,411			21,775
Allowance for loan losses	(14,644)			(13,133)			(12,913)
Premises and equipment	18,875			15,516			13,539
Other real estate owned	2,918			80			528
Other assets	51,385			43,405			33,681

Total assets	$1,635,520			$1,483,384			$1,304,090

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Demand deposits	$293,336	10,243	3.49	$234,871	6,561	2.79	$225,138	4,044	1.80
Savings deposits	203,529	8,881	4.36	177,505	7,328	4.13	153,700	4,575	2.98
Time deposits	749,803	38,778	5.17	683,074	31,462	4.61	576,326	19,329	3.35

Total interest-bearing deposits	1,246,668	57,902	4.64	1,095,450	45,351	4.14	955,164	27,948	2.93
Federal funds purchased	10,310	548	5.31	12,171	637	5.23	6,340	223	3.51
Securities sold under agreements to repurchase	21,674	657	3.03	28,954	928	3.21	28,695	716	2.50
Other short-term borrowings	24,516	1,111	4.54	25,337	1,058	4.17	24,648	654	2.65
Subordinated debt	54,478	4,945	9.08	46,908	4,378	9.33	44,790	3,814	8.52
Long-term debt	35,888	1,519	4.23	47,203	1,923	4.07	37,027	1,329	3.59

Total interest-bearing liabilities	1,393,534	66,682	4.79	1,256,023	54,275	4.32	1,096,664	34,684	3.16

Noninterest-Bearing Liabilities and Shareholders’ Equity:
Demand deposits	130,835			127,978			117,531
Other liabilities	14,092			10,517			7,893
Shareholders’ equity	97,059			88,866			82,002

Total liabilities and shareholders’ equity	$1,635,520			$1,483,384			$1,304,090

Net interest income/spread		$47,277	2.55		$43,807	2.61		$39,482	2.79

Net interest rate margin			3.04			3.10			3.17

(1)	Fee income relating to loans is included in interest income.

(2)	Nonaccrual loans are included in average balances and income on such loans, if recognized, is recognized on a cash basis.

(3)	Interest income includes the effects of taxable-equivalent adjustments of $350,000, $278,000, and $150,000, for each of the three years ended December 31, 2007, 2006, and 2005, respectively, using a combined tax rate of 35%.

(4)	Interest income includes the effects of taxable-equivalent adjustments of $147,000 for 2007.

Rate/Volume Analysis

	2007 Compared to 2006			2006 Compared to 2005
	Variance Attributed to(1)			Variance Attributed to(1)
	Volume	Rate	Net Change	Volume	Rate	Net Change
			(Dollars in thousands)
Net Loans:
Taxable	$11,241	$5,097	$16,338	$11,023	$12,083	$23,106
Tax-exempt(2)	153	28	181	316	71	387
Investment Securities:
Taxable	(987)	58	(929)	(40)	376	336
Tax exempt(2)	416	4	420	—	—	—
Federal funds sold	(122)	5	(117)	(87)	132	45
Interest-bearing deposits	(17)	1	(16)	18	24	42

Total interest-earning assets	$10,684	$5,193	$15,877	$11,230	$12,686	$23,916

Interest-Bearing Deposits:
Demand	$1,832	$1,850	$3,682	$183	$2,334	$2,517
Savings	1,121	432	1,553	789	1,964	2,753
Time	3,255	4,061	7,316	4,012	8,121	12,133

Total interest-bearing deposits	6,208	6,343	12,551	4,984	12,419	17,403
Federal funds purchased	(99)	10	(89)	270	144	414
Securities sold under agreements to repurchase	(222)	(49)	(271)	7	205	212
Other short-term borrowings	(37)	90	53	19	385	404
Subordinated debt	689	(122)	567	186	378	564
Long-term debt	(478)	74	(404)	399	195	594

Total interest-bearing liabilities	$6,061	$6,346	$12,407	$5,865	$13,726	$19,591

(1)	The change in interest due to both rate and volume has been allocated to the components in proportion to the relationship of the dollar amounts of the change in each.

(2)	Reflects fully taxable equivalent adjustments using a combined tax rate of 35%.
     Provision for Loan Losses
     Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries.
     The provision for loan losses was $8.5 million in 2007, $3.6 million in 2006 and $2.9 million in 2005. Net charge-offs were $6.2 million in 2007 compared to $2.3 million in 2006 and $2.4 million in 2005. The increase in the provision in 2007 compared to 2006 was primarily due to charge-offs and charge-downs on indirect automobile and residential construction loans due to deteriorating credit quality. Although we do not have a direct exposure to the subprime market, residential construction and development credit issues first surfacing with the subprime mortgage problems migrated to consumer loans, including our indirect automobile loan portfolio, during the second half of 2007. The metropolitan Atlanta construction market in general and new home sales in particular suffered significantly during 2007. As housing and the economy is not expected to begin to recover in the first half of 2008, with some improvement beginning in the second half of 2008 at the earliest, we expect our provision for loan losses to increase during 2008.
     The allowance for loan losses as a percentage of loans outstanding at the end of 2007, 2006, and 2005 was 1.17%, 1.05% and 1.15%, respectively. The allowance for loan losses as a percentage of loans has increased in 2007 in response to the housing downturn and its negative impact on consumer loans, resulting in declining credit quality and increased charge-offs. Adversely classified assets to total assets increased from 1.94% at the end of 2006 to 2.89% at the end of 2007.

     For additional information on asset quality, refer to the discussions regarding loans, credit quality, nonperforming assets, and the allowance for loan losses.
Analysis of the Allowance for Loan Losses

	December 31,
	2007	2006	2005	2004	2003
		(Dollars in thousands)
Balance at beginning of year	$13,944	$12,643	$12,174	$9,920	$9,404
Charge-offs:
Commercial, financial and agricultural	200	1	385	384	1,398
SBA	—	67	—	—	—
Real estate-construction	1,934	—	—	—	—
Real estate-mortgage	82	5	160	454	305
Consumer installment	5,301	3,616	2,890	2,770	3,145

Total charge-offs	7,517	3,689	3,435	3,608	4,848
Recoveries:
Commercial, financial and agricultural	257	505	284	456	82
SBA	—	145	—	—	—
Real estate-construction	190	—	—	—	—
Real estate-mortgage	78	7	41	66	41
Consumer installment	836	733	679	540	491

Total recoveries	1,361	1,390	1,004	1,062	614

Net charge-offs	6,156	2,299	2,431	2,546	4,234
Provision for loan losses	8,500	3,600	2,900	4,800	4,750

Balance at end of year	$16,288	$13,944	$12,643	$12,174	$9,920

Allowance for loan losses as a percentage of loans	1.17%	1.05%	1.15%	1.27%	1.25%
Ratio of net charge-offs during period to average loans outstanding, net	.45	.19	.23	.29	.54
     The commercial loan recoveries noted in the above table primarily relate to loans charged off in years before 2006.
     Consumer installment loan net charge-offs of $4.5 million increased 54.8% over charge-offs of $2.9 million in 2006. The majority of consumer installment loan charge-offs were related to indirect automobile loan repossessions and liquidations.
     Real estate construction loan net charge-offs were $1.7 million in 2007 compared to no charge-offs in 2006. These charge-offs were related to a few residential construction builders and were attributed to the slow down in housing construction and sales. We believe we have aggressively identified and proactively addressed the problems in our residential construction portfolio and will continue to closely monitor the activity and trends in the residential housing construction portfolio as well as the rest of the loan portfolio.
     Noninterest Income
     Noninterest income for 2007 was $17.9 million compared to $15.7 million in 2006, a 14.1% increase. This increase was primarily due to an increase in revenues from indirect lending, an increase in revenues from service charges on deposit accounts and increased revenue from SBA lending activities, as described below.
     Income from indirect lending activities for 2007, which includes both net gains from the sales of indirect automobile loans and servicing and ancillary loan fees on loans sold, increased $1.3 million or 30.3% to $5.4 million compared to $4.1 million for 2006. The increase was due primarily to increased ancillary loan servicing fees on both portfolio loans and on loans sold servicing retained and increased gains resulting from loan sales. Indirect automobile loans serviced for others totaled $282 million and $247 million at December 31, 2007 and

2006, respectively, an increase of $35 million or 14.2%. This reflects an increase in the number and volume of indirect automobile loans sold with servicing retained, resulting in an increase in the volume of loans serviced during 2007 when compared to 2006. In 2007, indirect automobile loan production was $565.8 million and increased $49.8 million or 9.65% when compared to 2006. There were sales of $176 million of indirect automobile loans in 2007 with $156 million sold servicing retained, compared to sales of $123 million in 2006. Income from indirect automobile lending activities is an important source of noninterest revenue and is heavily driven by investor purchases at favorable volume and pricing, movements in interest rates, competitive pricing, and current loan production, which varies with significant changes in automobile sales and manufacturers’ marketing packages in our markets. Due to the slow down in the economy experienced in the second half of 2007, which is expected to continue at least through the first half of 2008, management does not expect the trend of significantly increasing revenues from indirect lending activities to continue in 2008.
     Service charges on deposit accounts increased $583,000 or 13.9% and other fees and charges increased $230,000 or 14.0%, primarily due to the growing number of transaction accounts resulting from the transaction account acquisition program initiated in early 2006 and continuing through 2007 to attract lower-costing deposits generating service charges and fees. These revenues are expected to continue to increase during 2008.
     Income from SBA lending activities for 2007, which includes gains from the sale of SBA loans and ancillary fees on loans sold with servicing retained, totaled $2.4 million compared to $2.1 million for 2006, due to the continued expansion of the SBA lending business resulting in an increased volume of gains on sales, coupled with a growing servicing portfolio generating increased servicing and ancillary fees. Loans sold increased from $30.6 million in 2006 to $40.0 million in 2007 and increased sales volume is anticipated in 2008.
      Noninterest Expense
     Noninterest expense during 2007 increased $6.6 million or 16.4% to $47.2 million when compared to 2006, due primarily to increases in salaries and employee benefits and other operating expenses as the result of hiring new lenders and our branch network expansion. We also experienced increases in operating expenses as a result of increases in the volume of accounts serviced and the expensing of our proportional share of Visa litigation indemnification obligations because of our Visa membership.
     Salaries and employee benefits increased $3.5 million or 15.7% to $25.8 million in 2007 compared to 2006. The increase was primarily attributable to the addition of seasoned loan production and branch operations staff, including SBA, indirect automobile and commercial lenders to increase lending volume, and staff for the three new branches added in 2007. The number of full-time equivalent employees at December 31, 2007, was 406 compared to 374 full-time equivalent employees at December 31, 2006. We expect salaries and employee benefits expenses to increase on a moderate basis.
     Other operating expenses increased $2.0 million or 39.3% to $7.0 million in 2007 when compared to 2006. The increase was primarily related to hiring costs, business development costs, and costs in numerous expense areas due to branch network expansion, production growth, account volume growth and account activity increases related to both loans and deposits. In addition, the Company recorded a charge of $567,000 pretax for its proportional share of a settlement of the Visa litigation with American Express, a reserve for the lawsuit between Visa and Discover Financial Services, and the incremental liability for certain other Visa litigation under our indemnification obligation as a Visa member bank. Visa has a planned public offering for the first quarter of 2008. The value of Fidelity’s proportionate shares of the Visa stock, based on current estimates, is expected to more than offset the above charges.

      Provision for Income Taxes
     The provision for income taxes for 2007, 2006, and 2005 was $2.4 million, $4.7 million, and $5.4 million, respectively, with effective tax rates of 26.2%, 31.1%, and 34.5%, respectively. The decline in the effective tax rate during 2007 was due to decreased income resulting in a lower aggregate tax rate and increases in tax advantaged general obligation bonds and tax advantaged loans.
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
     Interest income increased $23.8 million or 32.1% to $97.8 million during 2006 compared with 2005 as a result of the net growth of $168 million or 13.4% in average interest-earning assets and a 98 basis point increase in the yield on interest-earning assets. Average interest-earning assets in 2006 grew in all loan categories, as average loan balances grew $170 million. Offsetting this growth was a $1 million decrease in average investment securities balances, as principal payments on mortgage backed securities were utilized to fund higher yielding loan growth. The 98 basis point increase in the yield on interest-earning assets resulted primarily from increases in market rates of interest.
     Interest expense in 2006 increased $19.6 million or 56.5% to $54.3 million as a result of a $159 million or 14.5% growth in average interest-bearing liability balances, coupled with a 116 basis point increase in the cost of interest-bearing liabilities due to increasing prevailing interest rates, and aggressive competition for funds from other financial institutions as the Bank grew deposits to fund significant loan growth. Average total interest-bearing deposits increased $140 million or 14.7% to $1,095 million during 2006 compared to 2005, while average borrowings increased $19.1 million or 13.5% to $161 million. The increase in average total interest-bearing deposits was primarily due to advertised premium yield programs initiated to provide funding for loan growth, including special deposit programs offered as part of the grand openings of the two branches and a direct mail advertising program to increase transaction account balances and increase the total balances of multiple relationship customers.
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
     Income from SBA lending activities for 2006 totaled $2.1 million compared to $559,000 for 2005, primarily due to a significant expansion of the SBA lending business as a result of the hiring of seasoned lenders in various southeast markets, and the increase in SBA loan production.
     Income from indirect lending activities for 2006 increased $141,000 or 3.5% to $4.1 million compared to $4.0 million for 2005. This small increase was due to increased servicing fee income and ancillary loan fees, largely offset by a decline in gains on sales due to a reduced volume of loans sold and the adverse effect of rising interest rates. Indirect automobile loans serviced for others totaled $247 million and $246 million at December 31, 2006 and 2005, respectively, an increase of $1 million or .4%. In 2006, indirect automobile loan production was $516 million and increased $63 million or 13.9% when compared to 2005 production due in part to the hiring of several seasoned indirect automobile loan buyers in Tennessee and Florida during 2006. There were sales of $123 million of indirect automobile loans in 2006 compared to sales of $135 million in 2005.
     Revenue from mortgage banking activities in 2006 totaled $676,000 compared to $1.2 million in 2005, a decline of $570,000 or 45.7% due in part to a general decline in the mortgage origination business.
      Noninterest Expense
     Noninterest expense during 2006 increased $5.6 million or 15.9% to $40.6 million when compared to 2005, due primarily to increases in salaries and employee benefits, advertising and promotional and other operating expenses as we expanded our market presence through two new locations, expanded advertising and hired additional proven lenders and retail bankers to accelerate growth. Other expense categories increased moderately, primarily due to expansion and growth.
     Salaries and employee benefits increased $3.1 million or 16.4% to $22.3 million in 2006 compared to 2005 due in large part to the addition of seasoned loan production and branch operations staff, significantly expanding the SBA lending department and the opening of the two branches during 2006. In addition, we increased the number of indirect automobile lenders and, to some extent, added support personnel. The number of full-time equivalent employees at December 31, 2006, was 374 compared to 356 full-time equivalent employees at December 31, 2005.
     Advertising and promotion expenses increased $1.1 million or 432.8% to $1.3 million in 2006 when compared to 2005. During January 2006, the Bank initiated a deposit acquisition program. This program has generated significant numbers of new accounts and new relationships and substantially increased deposit balances.

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
Financial Condition
     We manage our assets and liabilities to maximize long-term earnings opportunities while maintaining the integrity of our financial position and the quality of earnings. To accomplish this objective, management strives for efficient management of interest rate risk and liquidity needs. The primary objectives of interest-sensitivity management are to minimize the effect of interest rate changes on the net interest margin and to manage the exposure to risk while maintaining net interest income at acceptable levels. Liquidity is provided by our attempt to carefully structure our balance sheet and through unsecured and secured lines of credit with other financial institutions, the Federal Home Loan Bank of Atlanta (the “FHLB”), and the Federal Reserve Bank of Atlanta (the “FRB”).
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
     Interest rate sensitivity analysis, referred to as Equity at Risk, is used to measure our interest rate risk by computing estimated changes in earnings and in the net present value of our cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net present value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 200 basis point increase or decrease in market interest rates.
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
     The following schedule reflects an analysis of our assumed market value risk and earnings risk inherent in our interest rate sensitive instruments related to immediate and sustained interest rate variances of 200 basis points, both above and below current levels (rate shock analysis). It also reflects the estimated effects on net interest income and net income over a one-year period and the estimated effects on net present value of our assets, liabilities, and off-balance sheet items as a result of an immediate and sustained increase or decrease of 200 basis points in market rates of interest as of December 31, 2007 and 2006 (dollars in thousands):
Rate Shock Analysis

	December 31, 2007		December 31, 2006
	+200 Basis	-200 Basis	+200 Basis	-200 Basis
Market Rates of Interest	Points	Points	Points	Points
Change in net present value	$(2,783)	$(329)	$(2,547)	$(1,699)

Change as a percent of total assets	(.17)%	(.02)%	(.15)%	(.10)%

Change as a percent of regulatory equity	(1.53)%	(.18)%	(1.63)%	(1.09)%

Percent change in net interest income	(.60)%	(.28)%	.63%	(1.37)%

Percent change in net income	(2.76)%	(1.30)%	1.38%	(3.00)%

     The rate shock analysis at December 31, 2007, indicated that the effects of an immediate and sustained increase or decrease of 200 basis points in market rates of interest would fall well within policy parameters and approved tolerances for equity at risk, net interest income and net income.
     We have historically been asset sensitive to six months, however, we have been liability sensitive from six months to one year, largely mitigating the potential negative impact on net interest income and net income over a full year from a sudden and sustained decrease in interest rates. Likewise, historically the potential positive impact on net interest income and net income of a sudden and sustained increase in interest rates is reduced over a one-year period as a result of our liability sensitivity in the six-month to one-year time frame.
     As discussed, the negative impact of an immediate and sustained 200 basis point increase in market rates of interest on the net present value (equity at risk) was well within established tolerances at December 31, 2007, and was significantly less than that at December 31, 2006, primarily because of the reduced sensitivity in our transactional deposits. Also, the negative impact of an immediate and sustained 200 basis point decrease in market rates of interest on net interest income and net income was well within established tolerances and reflected a decrease in interest rate sensitivity at December 31, 2007, compared to year-end 2006. We follow FDIC guidelines for non-maturity deposits such as interest-bearing transaction and savings accounts in the interest rate sensitivity (gap) analysis; therefore, this analysis does not reflect the full impact of rapidly rising or falling market rates of interest on these accounts compared to the results of the rate shock analysis presented.
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
     The interest rate sensitivity structure within our balance sheet at December 31, 2007, indicated a cumulative net interest sensitivity liability gap of 10.30% when projecting out one year. In the near term, defined as 90 days, there was a cumulative net interest sensitivity asset gap of 5.43% at December 31, 2007. When projecting forward six months, there was a net interest sensitivity liability gap of 2.68%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle (see “Market Risk”). Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. Our policy states that the cumulative gap at six months and one year should generally not exceed 15% and 10%, respectively. Our cumulative gap at one year slightly exceeds the 10% threshold established for this measure primarily due to the flat yield curve and management’s expectation of falling interest rates in 2008. We have positioned our average time deposit maturities in the six month to one year range based on the above, resulting in an increase in our liability sensitivity and positioning ourselves to take advantage of flat to falling interest rates. The interest rate shock analysis is generally considered to be a better indicator of interest rate risk and it reflects this increase in liability sensitivity.
     The following table illustrates our interest rate sensitivity gap at December 31, 2007, as well as the cumulative position at December 31, 2007. All amounts are categorized by their actual maturity or repricing date with the exception of non-maturity deposit accounts. As a result of prior experience during periods of rate volatility and management’s estimate of future rate sensitivities, we allocate the non-maturity deposit accounts noted below, based on the estimated duration of those deposits (dollars in thousands):
Interest Rate Sensitivity Analysis

	Repricing Within
	0-30	31-60	61-90	91-120	121-150	151-180	181-365	Over One
	Days	Days	Days	Days	Days	Days	Days	Year	Total
Interest-Earning Assets:
Investment securities	$1,562	$1,548	$1,486	$7,280	$1,692	$1,767	$12,594	$109,949	$137,878
Loans	496,484	44,002	33,721	31,581	30,908	31,444	192,909	527,309	1,388,358
Loans held-for-sale	25,413	24,000	5,000	5,000	4,242	—	—	—	63,655
Federal funds sold	6,605	—	—	—	—	—	—	—	6,605
Due from banks — interest-earning	1,357	—	—	—	—	—	—	—	1,357

Total interest-earning assets	531,421	69,550	40,207	43,861	36,842	33,211	205,503	637,258	1,597,853

Interest-Bearing Liabilities:
Demand deposit accounts	7,896	6,580	5,922	5,790	5,659	5,527	32,899	61,324	131,597
Savings and NOW accounts	214,655	4,770	2,385	2,385	2,385	2,385	14,310	114,485	357,760
Money market accounts	69,100	5,758	2,879	2,879	2,879	2,879	17,275	69,100	172,749
Time deposits >$100,000	21,124	22,460	40,470	31,076	24,779	13,499	100,575	31,514	285,497
Time deposits <$100,000	23,667	25,213	37,633	57,381	40,829	43,053	125,270	104,976	458,022
Long-term debt	—	—	—	—	—	—	25,000	67,527	92,527
Short-term borrowings	48,954	15,000	—	—	—	—	12,000	—	75,954

Total interest-bearing liabilities	385,396	79,781	89,289	99,511	76,531	67,343	327,329	448,926	1,574,106

Interest sensitivity gap	$146,025	$(10,231)	$(49,082)	$(55,650)	$(39,689)	$(34,132)	$(121,826)	$188,332	$23,747

Cumulative gap at 12/31/07	$146,025	$135,794	$86,712	$31,062	$(8,627)	$(42,759)	$(164,585)	$23,747

Ratio of cumulative gap to total interest-earning assets at 12/31/07	9.14%	8.50%	5.43%	1.94%	(.54)%	(2.68)%	(10.30)%	1.49%
Ratio of interest sensitive assets to interest sensitive liabilities at 12/31/07	137.89%	87.18%	45.03%	44.08%	48.14%	49.32%	62.78%	141.95%
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
     Maintaining appropriate levels of capital is an important factor in determining the availability of critical sources of liquidity. Providers of liquidity could terminate or suspend liquidity availability or require additional or higher quality collateral in the event of a capital adequacy issue. At December 31, 2007, capital ratios exceeded the Federal regulatory levels required for a well-capitalized institution. The capital of the Bank also exceeded the levels required by the GDBF.

     Management seeks to maintain a stable net liquidity position while optimizing operating results, as reflected in net interest income, the net yield on earning assets, and the cost of interest-bearing liabilities in particular. ALCO meets regularly to review the current and projected net liquidity positions and to review actions taken by management to achieve this liquidity objective. Levels of total liquidity, short-term liquidity, and short-term liquidity sources will be important in 2008 based on projected core loan growth and projected SBA and indirect automobile loan production and sales, with SBA loans held-for-sale balances, indirect automobile loans held-for-sale balances, and individual loans and pools of loans sold anticipated to increase from time to time during the year.
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
     The Company has limited liquidity, and it relies primarily on equity, subordinated debt, and trust preferred securities, interest income, management fees, and dividends from the Bank as sources of liquidity. Interest and dividends from subsidiaries ordinarily provide a source of liquidity to a bank holding company. The Bank pays interest to Fidelity on the Bank’s subordinated debt and its short-term investments in the Bank and cash dividends on its preferred stock and common stock. Under the regulations of the GDBF, bank dividends may not exceed 50% of the prior year’s net earnings without approval from the GDBF. If dividends received from the Bank were reduced or eliminated, our ability to pay dividends to our shareholders would be adversely affected.
     Net cash flows from operating activities primarily result from net income adjusted for the following noncash items: the provision for loan losses, depreciation, amortization, loans held-for-sale, and the lower of cost or market adjustments, if any. Net cash flows provided by operating activities in 2007 were negatively impacted primarily by $236 million in loans originated for resale, offset by net income of $6.6 million and proceeds from sale of loans, of $234 million. Net cash flows used in investing activities were negatively impacted primarily by $72 million in loan production volume net of repayments and due to $11 million of cash outflows for purchases of investment securities held-for-sale. In addition, the net cash flows used in investing activities were positively impacted by net cash inflows from investment securities of $18 million. Net cash flows provided by financing activities were positively impacted by increases in demand deposits, money market accounts and savings accounts of $39 million and the net increase in long term debt of $9 million, offset in part by a decrease of $20 million in time deposits.
Contractual Obligations and Other Commitments
     The following schedule provides a summary of our financial commitments to make future payments, primarily to fund loan and other credit obligations, long-term debt, and rental commitments primarily for the lease of branch facilities, the operations center, the SBA lending office, and the commercial lending, construction lending, and executive offices as of December 31, 2007. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments, lines of credit, and letters of credit are presented at contractual amounts; however, since many of these commitments are “revolving” commitments as discussed below and many are expected to expire unused or partially used, the total amount of these commitments does not necessarily reflect future cash requirements.

	Commitment Maturity or Payment Due by Period
	Commitments or		More Than 1 Year but	3 Years or More but
	Long-term Borrowings	1 Year or Less	Less Than 3 Years	Less Than 5 Years	5 Years or More
	(Dollars in thousands)
Home equity lines	$52,047	$1,121	$8,997	$10,733	$31,196
Construction	128,457	128,457	—	—	—
Acquisition and development	17,200	9,923	7,277	—	—
Commercial	69,298	49,555	15,363	2,023	2,357
SBA	10,346	10,346	—	—	—
Mortgage	2,323	2,323	—	—	—
Letters of Credit	11,683	10,880	803	—	—
Lines of Credit	3,034	1,769	28	—	1,237

Total financial commitments(1)	294,388	214,374	32,468	12,756	34,790
Subordinated debt(2)	67,527	—	—	—	67,527
Long-term borrowings(3)	25,000	—	25,000	—	—
Rental commitments(4)	11,686	2,544	2,421	4,405	2,316
Purchase obligations(5)	3,699	2,015	1,351	333	—

Total commitments and long-term borrowings	$402,300	$218,933	$61,240	$17,494	$104,633

(1)	Financial commitments include both secured and unsecured obligations to fund. Certain residential construction and acquisition and development commitments relate to “revolving” commitments whereby payments are received as individual homes or parcels are sold; therefore, the outstanding balances at any one time will be less than the total commitment. Construction loan commitments in excess of one year have provisions to convert to term loans at the end of the construction period.

(2)	Subordinated debt is comprised of five trust preferred security issuances in 2000, 2003, 2005 and 2007. We have no obligations related to the trust preferred security holders other than to remit periodic interest payments and to remit principal and interest due at maturity. Each trust preferred security provides us the opportunity to prepay the securities at specified dates from inception, the fixed rate issues with declining premiums based on the time outstanding or at par after designated periods for all issues.

(3)	All long-term borrowings are collateralized with investment grade securities or with pledged real estate loans.

(4)	Leases and other rental agreements typically have renewal options either at predetermined rates or market rates on renewal.

(5)	Purchase obligations include significant contractual obligations under legally enforceable contracts with contract terms that are both fixed and determinable with initial terms greater than one year. The majority of these amounts are primarily for services, including core processing systems and telecommunications maintenance.
     Except for loan charge-offs and nonperforming asset trends and concerns with certain commercial and construction portfolio loans, there are no known trends, events, or uncertainties of which we are aware that may have or that are likely to have a material adverse effect on our liquidity, capital resources or operations. A major concern continues to be the housing and general economic decline, which if longer and deeper than currently anticipated could have additional adverse consequences on the Company.
Loans
     During 2006, total loans outstanding, which included loans held-for-sale, increased $63.0 million or 4.53% to $1,452 million when compared to 2006. Significant loan production in 2007 was offset in large part by significant payoffs including scheduled payoffs as well as the payoff of certain large adversely classified loans and the sale of $225 million in loans. The increase in loans was the result of a $59.4 million or 9.2% increase in consumer installment loans, consisting primarily of indirect automobile loans, to $706.2 million, and an increase in commercial real estate loans including SBA loans of $26.6 million or 16.3% to $189.9 million. These increases were partially offset by a decline in construction loans of $24.0 million or 7.9% to $282.1 million. Contributing to the decline were significant construction loan payoffs, which more than offset loan production. In addition, commercial, financial and agricultural loans, including SBA loans, decreased $6.4 million or 5.2% to $116.6 million.
     Loans held-for-sale increased $5.4 million or 9.3% to $63.6 million primarily due to a $9.3 million or 62.2% increase in SBA loans held-for-sale, partially offset by a decrease in indirect automobile loans held-for-

sale of $5 million. The fluctuations in the held-for-sale balances are due to loan production levels and demands of loan investors.
Loans, by Category

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Loans:
Commercial, financial and agricultural	$107,325	$107,992	$88,532	$79,597	$61,953
Tax exempt commercial	9,235	14,969	7,572	6,245	8,144
Real estate-mortgage-commercial	189,881	163,275	104,996	98,770	87,038

Total commercial	306,441	286,236	201,100	184,612	157,135
Real estate-construction	282,056	306,078	257,789	199,127	148,328
Real estate-mortgage-residential	93,673	91,652	85,086	86,997	77,126
Consumer installment	706,188	646,790	555,194	490,490	413,149

Loans	1,388,358	1,330,756	1,099,169	961,226	795,738
Allowance for loan losses	16,288	13,944	12,643	12,174	9,920

Loans, net of allowance	$1,372,070	$1,316,812	$1,086,526	$949,052	$785,818

Total Loans:
Loans	$1,388,358	$1,330,756	$1,099,169	$961,226	$795,738
Loans Held-for-Sale:
Residential mortgage	1,412	321	1,045	4,063	2,291
Consumer installment	38,000	43,000	26,000	30,000	35,000
SBA	24,243	14,947	3,563	—	—

Total loans held-for-sale	63,655	58,268	30,608	34,063	37,291

Total loans	$1,452,013	$1,389,024	$1,129,777	$995,289	$833,029

Loan Maturity and Interest Rate Sensitivity

	December 31, 2007
		One Through Five
	Within One Year	Years	Over Five Years	Total
	(Dollars in thousands)
Loan Maturity:
Commercial, financial and agricultural	$54,014	$43,017	$19,529	$116,560
Real estate — construction	279,555	568	1,933	282,056

Total	$333,569	$43,585	$21,462	$398,616

Interest Rate Sensitivity:
Selected loans with:
Predetermined interest rates:
Commercial, financial and agricultural	$6,873	$42,842	$8,208	$57,923
Real estate — construction	1,769	568	—	2,337
Floating or adjustable interest rates:
Commercial, financial and agricultural	47,141	175	11,321	58,637
Real estate — construction	277,786	—	1,933	279,719

Total	$333,569	$43,585	$21,462	$398,616

Credit Quality
     Credit quality risk in the loan portfolio provides our highest degree of risk and is under stress due to the current housing slow down and general economic decline. We manage and control risk in the loan portfolio through adherence to standards established by the Board of Directors and senior management, combined with a commitment to producing quality assets, monitoring loan performance, developing profitable relationships, and meeting the strategic loan quality and growth targets. Our credit policies establish underwriting standards, place limits on exposures, which include concentrations and commitments, and set other limits or standards as deemed necessary and prudent. Also included in the policy, primarily determined by the amount and type of loan, are various approval levels, ranging from the branch or department level to those that are more centralized. We maintain a diversified portfolio intended to spread risk and reduce exposure to economic downturns, which may occur in different segments of the economy or in particular industries. Industry and loan type diversification is reviewed at least quarterly.
     Management has taken numerous steps to reduce credit risk in the loan portfolio and to strengthen the credit risk management team and processes. As a result of this program, the average credit scores of indirect automobile loans in the loan portfolio have increased significantly over the years, to a three year weighted average FICO credit score of 722 at December 31, 2007. In addition, all credit policies have been reviewed and revised as necessary, and experienced managers are in place and have strengthened all lending areas and Credit Administration. Primarily due to increasing charge-offs and charge-downs on residential construction loans and indirect automobile loans and an increase in adversely classified residential construction loans, the provision for loan losses for the year ended December 31, 2007, was $8.5 million compared to a $3.6 million for the year ended December 31, 2006. Net charge-offs in 2007 increased to $6.2 million compared to $2.3 million during 2006, largely due to an increase in indirect lending charge-offs. This increase is a function of the slowing housing market and declining economy in general and its impact on consumers. It is related to increasing charge-offs relating in part to the increasing size of the consumer indirect lending portfolio of loans which at December 31, 2007, made up 50.7% of the total loan portfolio. The provision increase is also a result of higher construction loan charge-offs and charge-downs related to a few residential construction builders and is attributable to the slow down in housing construction and sales. The allowance for loan losses as a percentage of loans was 1.17% as of the end of 2007 compared to 1.05% at the end of 2006. The ratio of nonperforming assets to total loans, OREO and repossessions at December 31, 2007, increased to 1.65% compared to .40% at the end of 2006.
     The Credit Review Department (“Credit Review”) regularly reports to senior management and the Loan and Discount Committee of the Board regarding the credit quality of the loan portfolio, as well as trends in the portfolio and the adequacy of the allowance for loan losses. Credit Review monitors loan concentrations, production, loan growth, as well as loan quality, and independent from the lending departments, reviews risk ratings and tests credits approved for adherence to our lending standards. Finally, Credit Review also performs ongoing, independent reviews of the risk management process and adequacy of loan documentation. The results of its reviews are reported to the Loan and Discount Committee of the Board. The consumer collection function is centralized and automated to ensure timely collection of accounts and consistent management of risks associated with delinquent accounts.
Nonperforming Assets
     Nonperforming assets consist of nonaccrual loans, troubled debt restructured loans, if any, repossessions, and other real estate. Nonaccrual loans are loans on which the interest accruals have been discontinued when it appears that future collection of principal or interest according to the contractual terms may be doubtful. Troubled debt restructured loans are those loans whose terms have been modified, because of economic or legal reasons related to the debtors’ financial difficulties, to provide for a reduction in principal, change in terms, or modification of interest rates to below market levels. Repossessions include vehicles and other personal property that have been repossessed as a result of payment defaults on indirect automobile loans and commercial loans.
     Nonperforming assets at December 31, 2007 and 2006, were $24.2 million and $5.5 million, respectively. At December 31, 2007, we held $7.3 million in other real estate and had no troubled debt restructured loans. At December 31, 2006, we held no other real estate or troubled debt restructured loans. There was a $1.6 million increase in repossessions and an increase of $9.8 million in nonaccrual loans at December 31, 2007 compared to December 31, 2006. The increase in nonperforming assets from December 31,

2006, to December 31, 2007, was primarily driven by increases in nonaccrual loans and other real estate, over 80% of the aggregate balances of which are secured by real estate. The majority of the increase in repossessions was from an increase in the number of repossessions of indirect automobile loans. Of the $7.3 million of other real estate, $6.5 million is related to four residential construction loan relationships. Management believes it has been proactive in charging down and charging off these nonperforming assets as appropriate and at this time anticipates no significant additional losses above those provided for in the allowance for loan losses resulting from these specific nonperforming assets. Management’s assessment of the overall loan portfolio is that loan quality and performance are under pressure from the slowing economy in general, and the anemic real estate market in Atlanta in particular. Management is being aggressive in evaluating credit relationships and proactive in addressing problems.
     The ratio of nonperforming assets to total loans and repossessed assets was 1.64% at December 31, 2007, compared to .40% at December 31, 2006. There was one loan for $23,000 past due 90 days and still accruing at December 31, 2007. There were no loans past due 90 days and still accruing at December 31, 2006, or at December 31, 2005.
     When a loan is classified as nonaccrual, to the extent collection is in question, previously accrued interest is reversed and interest income is reduced by the interest accrued in the current year. If any portion of the accrued interest was accrued in a previous period, accrued interest is reduced and a charge for that amount is made to the allowance for loan losses. For 2007, the gross amount of interest income that would have been recorded on nonaccrual loans, if all such loans had been accruing interest at the original contract rate, was approximately $188,000 compared to $133,000 and $71,000 during 2006 and 2005, respectively. For additional information on nonaccrual loans see “Critical Accounting Policies — Allowance for Loan Losses.”
Nonperforming Assets

			December 31,
	2007	2006	2005	2004	2003
		(Dollars in thousands)
Nonaccrual loans	$14,371	$4,587	$1,993	$1,578	$2,244
Repossessions	2,512	937	819	625	918
Other real estate	7,308	—	—	665	938

Total nonperforming assets	$24,191	$5,524	$2,812	$2,868	$4,100

Loans past due 90 days or more and still accruing	$23	$—	$—	$2	$195

Ratio of loans past due 90 days or more and still accruing to total loans	—%	—%	—%	—%	.02%
Ratio of nonperforming assets to total loans and repossessions	1.64	.40	.25	.29	.49
Allowance for Loan Losses
     As discussed in “Critical Accounting Policies — Allowance for Loan Losses,” the allowance for loan losses is established and maintained through provisions charged to operations. Such provisions are based on management’s evaluation of the loan portfolio including current economic conditions, loan portfolio concentrations, the economic outlook, past loan loss experience, adequacy of underlying collateral, and such other factors which, in management’s judgment, deserve consideration in estimating loan losses. Loans are charged off when, in the opinion of management, such loans are deemed to be uncollectible. Subsequently, recoveries are added to the allowance.
     For all loan categories, historical loan loss experience, adjusted for changes in the risk characteristics of each loan category, current trends, and other factors, is used to determine the level of allowance required. Additional amounts are allocated based on the possible losses of individual impaired loans and the effect of economic conditions on both individual loans and loan categories. Since the allocation is based on estimates and subjective judgment, it is not necessarily indicative of the specific amounts of losses that may ultimately occur.
     In determining the allocated allowance, all portfolios are treated as homogenous pools. The allowance for loan losses for the homogenous pools is allocated to loan types based on historical net charge-off rates adjusted for any current or anticipated changes in these trends. Within the commercial, commercial real estate, and business banking portfolios, every nonperforming loan and loans having greater than normal risk characteristics are not treated as homogenous pools and are individually reviewed for a specific allocation. The specific allowance for these individually reviewed loans is based on a specific loan impairment analysis.
     In determining the appropriate level for the allowance, management ensures that the overall allowance appropriately reflects a margin for the imprecision inherent in most estimates of the range of possible credit losses. This additional allowance, if any, is reflected in the unallocated portion of the allowance.
     At December 31, 2007, the allowance for loan losses was $16.3 million, or 1.17% of loans compared to $13.9 million, or 1.05% of loans at December 31, 2006. Net charge-offs as a percent of average loans outstanding was .45% in 2007 compared to .19% for 2006. The allowance allocated to indirect automobile loans increased $2.7 million or 52.6% to $7.9 million from $5.2 million at the end of 2006. The increase is a result of a higher reserve factor due to increased charge-offs during 2007 as a result of the weakening economy as well as an increase in loans outstanding. The allowance allocated to commercial loans was $4.2 million at December 31, 2007, compared to $5.2 million at December 31, 2006. During 2007, commercial loan recoveries totaled $257,000 while gross charge-offs were $200,000. A decrease in commercial loans included in adversely rated and problem loans at December 31, 2007, contributed to the $1.0 million decrease in the allocated allowance required for commercial loans at December 31, 2007, compared to December 31, 2006. The allocated allowance for real estate construction loans increased $196,000 to $2.8 million at December 31, 2007, when compared to 2006, reflecting an increase in the reserve factor for construction loans net of a decrease in outstandings from $306 million in 2006 to $282 million in 2007 and a decrease in certain larger adversely classified loans in 2007 which were included in the construction loan allowance in 2006. The unallocated allowance increased $401,000 to $795,000 at December 31, 2007, compared to year-end 2006 based on management’s assessment of losses inherent in the loan portfolio and not reflected in specific allocations, in part related to increasing net charge-offs relative to average loan balances as well as the continued poor economic outlook both nationally and locally. See “Provision for Loan Losses.”
Allocation of the Allowance for Loan Losses

	December 31, 2007		December 31, 2006		December 31, 2005
	Allowance	%*	Allowance	%*	Allowance	%*
	(Dollars in thousands)
Commercial, financial and agricultural(1)	$4,228	22.07%	$5,226	21.51%	$3,717	18.30%
Real estate — construction	2,776	20.32	2,580	23.00	2,331	23.45
Real estate — mortgage—residential	562	6.75	521	6.89	610	7.74
Consumer installment	7,927	50.86	5,223	48.60	4,892	50.51
Unallocated	795	—	394	—	1,093	—

Total	$16,288	100.00%	$13,944	100.00%	$12,643	100.00%

	December 31, 2004		December 31, 2003
	Allowance	%*	Allowance	%*
Commercial, financial and agricultural(1)	$4,703	19.20%	$2,768	19.75%
Real estate — construction	2,041	20.72	1,777	18.64
Real estate — mortgage—residential	588	9.05	292	9.69
Consumer installment	4,540	51.03	4,500	51.92
Unallocated	302	—	583	—

Total	$12,174	100.00%	$9,920	100.00%

*	Percentage of respective loan type to loans.

(1)	Includes allowance allocated for real estate—mortgage—commercial loans and SBA loans.
Investment Securities
     The levels of taxable and tax free municipal securities and short-term investments reflect our strategy of maximizing portfolio yields within overall asset and liability management parameters while providing for pledging and liquidity needs. Investment securities other than the investment in FHLB stock, on an amortized cost basis totaled $134 million and $145 million at December 31, 2007 and 2006, respectively. The decrease of $11 million in investments at December 31, 2007, compared to December 31, 2006, was attributable to $17.4 million in repayments and prepayments of principal on mortgage backed securities as well as a $5.0 million agency security which was called, partially offset by $11.4 million in investment purchases in 2007. The $11 million reduction in investment securities was used to help fund the increase in loans in 2007. We intend to purchase investment securities in 2008 in excess of the repayments and prepayments from mortgage backed securities to increase liquidity and available collateral.
     The estimated weighted average life of the securities portfolio was 6.0 years at December 31, 2007, compared to 5.6 years at December 31, 2006. At December 31, 2007, approximately $104 million based on the amortized cost of investment securities were classified as available-for-sale, compared to $111 million based on the amortized cost at December 31, 2006. The net unrealized loss on these securities available-for-sale at December 31, 2007, was $1.3 million before taxes, compared to a net unrealized loss of $2.6 million before taxes at December 31, 2006. However, all investment securities at December 31, 2007, were agency notes, agency pass-through mortgage backed securities, and general obligation municipal securities, and the unrealized loss positions resulted not from credit quality issues, but from market interest rate increases over the interest rates prevalent at the time the securities were purchased, and are considered temporary.
     At December 31, 2007 and 2006, we classified all but $29.1 million and $33 million, respectively, of our investment securities as available-for-sale. We maintain a relatively high percentage of our investment portfolio as available-for-sale for possible liquidity needs related primarily to loan production, while held-to-maturity securities are primarily utilized for pledging as collateral for public deposits and other borrowings.
Distribution of Investment Securities

	December 31,
	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,000	$5,007	$9,997	$9,917	$9,997	$9,940
Municipal securities	10,985	11,050	—	—	—	—
Mortgage backed securities	117,525	115,819	134,545	131,364	154,850	151,931

Total	$133,510	$131,876	$144,542	$141,281	$164,847	$161,871

     The following table depicts the maturity distribution of investment securities and average yields as of December 31, 2007 and 2006. All amounts are categorized by their expected repricing date. The expected maturities may differ from the contractual maturities of mortgage backed securities because the mortgage holder of the underlying mortgage loans has the right to prepay their mortgage loans without prepayment penalties. The expected maturities may differ from the contractual maturities of callable agencies and municipal securities because the issuer has the right to redeem the callable security at predetermined prices at specified times prior to maturity.
Maturity Distribution of Investment Securities and Average Yields(1)

	December 31, 2007			December 31, 2006
	Amortized Cost	Fair Value	Average Yield(1)	Amortized Cost	Fair Value	Average Yield(1)
	(Dollars in thousands)
Available-for-Sale:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies:
Due after one year through five years	$5,000	$5,007	5.00%	$9,997	$9,917	5.01%

Municipal securities(2)
Due after one year through five years	503	518	6.05	—	—	—
Due after five years	10,482	10,532	5.63	—	—	—

Mortgage backed securities
Due after one year through five years	67,603	66,907	5.06	—	—	—
Due after five years	20,858	20,185	4.69	101,363	98,879	4.97

Total available-for-sale	$104,446	$103,149		$111,360	$108,796

Held-to-Maturity:
Mortgage backed securities
Due after one year through five years	$23,329	$23,058	4.92%	—	—	—
Due after five years	5,735	5,669	5.05	33,182	32,485	4.95%

Total held-to-maturity	$29,064	$28,727		$33,182	$32,485

(1)	Weighted average yields are calculated on the basis of the carrying value of the security.

(2)	Interest income includes the effects of taxable equivalent adjustments of $147,000 in 2007.
Deposits and Funds Purchased
     Total deposits increased $19.1 million or 1.4% during 2007 to $1,406 million at December 31, 2007, from $1,387 million at December 31, 2006, due primarily to an increase in savings deposits of $34.1 million or 18.7% to $216.4 million and an increase in interest-bearing demand and money market deposits of $27.4 million or 9.6% to $314.1 million. Time deposits decreased $19.6 million or 2.6% to $743.5 million and noninterest-bearing demand deposits decreased $22.8 million or 14.8% to $131.6 million. The growth in time deposit balances was limited as a result of conservative pricing to control margin compression when compared to the overly aggressive time deposit rates of many of the competitors in our market. Noninterest-bearing demand deposits decreased due in part to significant growth in certain commercial account balances during the fourth quarter of 2006 in anticipation of large disbursements for business activities, including tax payments, during the first half of 2007. The increase in savings deposits was in part due to some migration from time deposits to savings deposits as the result of conservative time deposit pricing to manage and better control the cost of funds. The increase in interest-bearing demand and money market account balances was in part due to an increase in the number of transaction accounts as the result of continued benefits from the extensive transaction account acquisition program implemented in January 2006 and continuing through 2007, and in part due to an increase in selected customer premium deposit rates to fund significant loan growth.

     Average interest-bearing deposits during 2007 increased $151.2 million over 2006 average balances to $1,378 million, primarily as a result of premium yield and deposit account acquisition programs as noted above. The average balance of time deposits increased $66.7 million to $749.8 million, and the average balance of savings deposits increased $26.0 million to $203.5 million, while the average balance of interest-bearing demand deposits increased $58.5 million to $293.3 million. Core deposits, obtained from a broad range of customers, and our largest source of funding, consist of all interest-bearing and noninterest-bearing deposits except time deposits over $100,000 and brokered deposits obtained through investment banking firms utilizing master certificates. Brokered deposits totaled $136.6 million and $132.0 million at December 31, 2007 and 2006, respectively, and are included in other time deposit balances in the consolidated balance sheets. The average balance of interest-bearing core deposits was $835 million and $728 million during 2007 and 2006, respectively.
     Noninterest-bearing deposits are comprised of certain business accounts, including correspondent bank accounts and escrow deposits, as well as individual accounts. Average noninterest-bearing demand deposits totaling $131 million represented 13.5% of average core deposits in 2007 compared to an average balance of $128 million or 15.0% in 2006. The average amount of, and average rate paid on, deposits by category for the periods shown are presented in the following table (dollars in thousands):
Selected Statistical Information for Deposits

	December 31,
	2007		2006		2005
	Average Amount	Rate	Average Amount	Rate	Average Amount	Rate
Noninterest-bearing demand deposits	$130,835	—%	$127,978	—%	$117,531	—%
Interest-bearing demand deposits	293,336	3.49	234,871	2.79	225,138	1.80
Savings deposits	203,529	4.36	177,505	4.13	153,700	2.98
Time deposits	749,803	5.17	683,074	4.61	576,326	3.35

Total average deposits	$1,377,503	4.64	$1,223,428	4.14	$1,072,695	2.93

Maturity Distribution of Time Deposits

	December 31, 2007
	Other	$100,000 or More	Total
	(Dollars in thousands)
Three months or less	$86,447	$84,054	$170,501
Over three through six months	141,263	69,354	210,617
Over six through 12 months	125,270	100,575	225,845
Over one through two years	89,486	25,665	115,151
Over two through three years	9,293	3,602	12,895
Over three through four years	6,117	2,247	8,364
Over four through five years	146	—	146
Over five years	—	—	—

Total	$458,022	$285,497	$743,519

Short-Term Debt
     FHLB short-term borrowings totaled $35.0 million at December 31, 2007, and consisted of the two borrowing amounts drawn on a collateralized line totaling $20 million maturing January 30, 2008, at a rate of 4.56% and $15 million maturing February 19, 2008, at a rate of 4.58%. All FHLB advances are collateralized with qualifying residential, home equity, and commercial real estate mortgage loans and, from time to time, agency notes or agency mortgage backed securities. FHLB short-term borrowings totaled $20 million at December 31, 2006, consisting of the amount drawn on a collateralized line maturing January 2, 2007, with a daily rate of interest which was 5.52% on December 31, 2006.

     Other short-term borrowings totaled approximately $71.0 million and $52 million, respectively, at December 31, 2007 and 2006, consisting of the FHLB short term borrowings listed above, and $24.0 million and $21 million, respectively, in overnight repurchase agreements primarily with commercial customers at an average rate of 1.53% and 1.87%. In addition, long-term fixed rate borrowings collateralized with mortgage backed securities totaling $12.0 million and $11 million with an average rate of 3.82% and 3.44%, at December 31, 2007 and 2006, respectively, were within one year of maturity and included in short-term borrowings.
     A total of $5.0 million and $20 million, respectively, of unsecured overnight Federal funds purchased through lines provided by commercial banks with an average rate of 3.85% and 5.40%, respectively, was outstanding on December 31, 2007 and 2006.
Schedule of Short-Term Borrowings(1)

					Weighted Average
	Maximum Outstanding		Average Interest		Interest Rate at
Years Ended December 31	at Any Month-End	Average Balance	Rate During Year	Ending Balance	Year-End
	(Dollars in thousands)
2007	$79,163	$56,500	4.10%	$75,954	3.44%
2006	98,470	66,462	3.95	72,061	4.10
2005	103,202	59,683	2.67	92,488	3.09

(1)	Consists of Federal funds purchased, securities sold under agreements to repurchase, long-term borrowings within a year to maturity, and borrowings from the FHLB that mature either overnight or on a remaining fixed maturity not to exceed one year.
Subordinated Debt and Other Long-Term Debt
     The Company had approximately $92.5 million and $84.0 million, respectively, of subordinated debt and other long-term debt outstanding at December 31, 2007 and 2006, consisting of approximately $67.5 million and $46.9 million in trust preferred securities, respectively, classified as subordinated debt, including approximately $2.0 million and $1.4 million, respectively, in subordinated debt incurred to acquire stock in the trust preferred subsidiaries. The Company also had $12 million in long-term borrowings collateralized with mortgage backed securities at December 31, 2006, and $25.0 million at December 31, 2007 and 2006, in a Federal Home Loan Bank European Convertible Advance.
     On November 3, 2005, we entered into a $25 million FHLB five-year European Convertible Advance maturing November 3, 2010, with interest at 4.38%, with a one-time Federal Home Loan Bank conversion option at the end of the second year. Under the provisions of the advance, the FHLB converted the advance into a three-month London Interbank Borrowing Rate (“LIBOR”)-based floating rate advance effective November 5, 2007, at which time the Company terminated the agreement without penalty. On November 5, 2007, the Company entered into a $25 million three year FHLB European Convertible Advance collateralized with pledged qualifying real estate loans and maturing November 5, 2010. The advance bears interest at 4.06% with a one time FHLB conversion option in November of 2009. Under the provisions of the advance, the FHLB has the option to convert the advance into a three month LIBOR based floating rate advance at which time the Company may elect to terminate the agreement without penalty or at any payment date thereafter.
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

     On March 17, 2005, we issued $10 million in floating rate capital securities of Fidelity Southern Statutory Trust II with a liquidation value of $1,000 per security. Interest is adjusted quarterly at a rate per annum equal to the three-month LIBOR plus 1.89%. The capital securities had an initial rate of 4.87% and a rate of 6.88% and 7.25% at December 31, 2007 and December 31, 2006, respectively. The issuance has a final maturity of 30 years, but may be redeemed at any distribution payment date on or after March 17, 2010, at the redemption price of 100%.
     On June 26, 2003, we issued $15 million in Floating Rate Capital Securities of Fidelity Southern Statutory Trust I with a liquidation value of $1,000 per security. Interest is adjusted quarterly at a rate per annum equal to the 3-month LIBOR plus 3.10%. The capital securities had an initial rate of 4.16%, with the provision that prior to June 26, 2008, the rate will not exceed 11.75%. The rates in effect on December 31, 2007 and 2006, were 7.96% and 8.47%, respectively. The issuance has a final maturity of 30 years, but may be redeemed at any distribution payment date on or after June 26, 2008, at the redemption price of 100%.
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
     The $65.5 million and $45.5 million, respectively, of trust preferred securities issued by trusts established by us, as of December 31, 2007 and 2006, are not consolidated for financial reporting purposes in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (Revised),”. Thus, the equity investments in the subsidiaries created to issue the obligations, the obligations themselves, and related dividend income and interest expense are reported on a deconsolidated basis, with the investments in the amount of $2.0 million and $1.4 million, respectively, at December 31, 2007 and 2006, reported as other assets and dividends included as other noninterest income. The obligations, including the amount related to the equity investments, in the amount of $67.5 million and $46.9 million, respectively, at December 31, 2007 and 2006, are reported as subordinated debt, with related interest expense reported as interest on subordinated debt.
     On March 1, 2005, the FRB announced the adoption of a rule entitled “Risk-Based Capital Standards: Trust Preferred Securities and the Definition of Capital” (“Rule”) regarding risk-based capital standards for bank holding companies (“BHCs”) such as Fidelity. The Rule provides for a five-year transition period, with an effective date of March 31, 2009, but requires BHCs not meeting the standards of the Rule to consult with the FRB and develop a plan to comply with the standards by the effective date.
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

     Our only restricted core capital elements consist of $65.5 million in trust preferred securities issues and $1.3 million in goodwill; therefore, the Rule has minimal impact on our capital ratios, our financial condition, or our operating results. The trust preferred securities are eligible for our regulatory Tier 1 capital, with a limit of 25% of the sum of all core capital elements. All amounts exceeding the 25% limit are includable in the Company’s regulatory Tier 2 capital.
Shareholders’ Equity
     Shareholders’ equity at December 31, 2007 and 2006, was $100 million and $95 million, respectively.
     The Company declared approximately $3.4 million, $3.0 million, and $2.6 million in dividends on common stock in 2007, 2006, and 2005, respectively. Management cannot assure that this trend will continue. Future dividends will require a quarterly review of current and projected earnings for the remainder of 2008 in relation to capital requirements prior to the determination of the dividend. The following schedule summarizes per share common stock dividends declared for the last three years:

	Dividends Declared
	2007	2006	2005
First Quarter	$.09	$.08	$.07
Second Quarter	.09	.08	.07
Third Quarter	.09	.08	.07
Fourth Quarter	.09	.08	.07

For the Year	$.36	$.32	$.28

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

CONSOLIDATED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2007				2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
			(In thousands except per share date)
Interest income	$28,680	$29,064	$28,317	$27,401	$27,602	$25,745	$23,229	$21,228
Interest expense	16,874	17,047	16,618	16,143	16,018	14,627	12,689	10,941

Net interest income	11,806	12,017	11,699	11,258	11,584	11,118	10,540	10,287
Provision for loan losses	3,550	2,800	1,650	500	1,300	1,100	525	675
Noninterest income	4,304	4,795	4,346	4,465	4,291	4,046	3,777	3,585
Noninterest expense	12,450	11,836	11,379	11,537	10,356	10,051	10,082	10,079

Income before income taxes	110	2,176	3,016	3,686	4,219	4,013	3,710	3,118
Income tax expense	(211)	497	946	1,122	1,321	1,224	1,134	1,007

Net income	$321	$1,679	$2,070	$2,564	$2,898	$2,789	$2,576	$2,111

Earnings per share:
Basic earnings per share	$.03	$.18	$.22	$.28	$.31	$.30	$.28	$.23

Diluted earnings per share	$.03	$.18	$.22	$.28	$.31	$.30	$.28	$.23

Weighted average shares outstanding	9,362	9,341	9,323	9,297	9,282	9,276	9,266	9,248

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     See Item 7, “Market Risk” and “Interest Rate Sensitivity” for a quantitative and qualitative discussion about our market risk.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Fidelity Southern Corporation
We have audited the accompanying consolidated balance sheets of Fidelity Southern Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fidelity Southern Corporation and subsidiaries at December 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fidelity Southern Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Atlanta, Georgia
March 13, 2008

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(Dollars in thousands)
ASSETS
Cash and due from banks	$22,085	$32,075
Interest-bearing deposits with banks	1,357	584
Federal funds sold	6,605	26,316

Cash and cash equivalents	30,047	58,975
Investment securities available-for-sale (amortized cost of $104,446 and $111,360 at December 31, 2007 and 2006, respectively)	103,149	108,796
Investment securities held-to-maturity (approximate fair value of $28,727 and $32,485 at December 31, 2007 and 2006, respectively)	29,064	33,182
Investment in FHLB stock	5,665	4,834
Loans held-for-sale	63,655	58,268
Loans	1,388,358	1,330,756
Allowance for loan losses	(16,288)	(13,944)

Loans, net of allowance for loan losses	1,372,070	1,316,812
Premises and equipment, net	18,821	18,803
Other real estate	7,307	—
Accrued interest receivable	9,367	9,312
Bank owned life insurance	26,699	25,694
Other assets	20,640	14,503

Total assets	$1,686,484	$1,649,179

LIABILITIES
Deposits
Noninterest-bearing demand deposits	$131,597	$154,392
Interest-bearing deposits:
Demand and money market	314,067	286,620
Savings	216,442	182,390
Time deposits, $100,000 and over	285,497	276,536
Other time deposits	458,022	486,603

Total deposits	1,405,625	1,386,541
Federal funds purchased	5,000	20,000
Other short-term borrowings	70,954	52,061
Subordinated debt	67,527	46,908
Other long-term debt	25,000	37,000
Accrued interest payable	6,760	7,042
Other liabilities	5,655	4,980

Total liabilities	1,586,521	1,554,532

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value. Authorized 10,000,000; no shares issued and outstanding	—	—
Common Stock, no par value. Authorized 50,000,000; issued and outstanding 9,368,904 and 9,288,222 at 2007 and 2006, respectively	46,164	44,815
Accumulated other comprehensive loss, net of tax	(804)	(1,590)
Retained earnings	54,603	51,422

Total shareholders’ equity	99,963	94,647

Total liabilities and shareholders’ equity	$1,686,484	$1,649,179

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands, except per share data)
Interest Income:
Loans, including fees	$105,924	$89,477	$66,112
Investment securities	7,237	7,893	7,557
Federal funds sold and bank deposits	301	434	347

Total interest income	113,462	97,804	74,016
Interest Expense:
Deposits	57,902	45,351	27,948
Short-term borrowings	2,316	2,623	1,593
Subordinated debt	4,945	4,378	3,814
Other long-term debt	1,519	1,923	1,329

Total interest expense	66,682	54,275	34,684
Net Interest Income	46,780	43,529	39,332
Provision for loan losses	8,500	3,600	2,900

Net Interest Income After Provision for Loan Losses	38,280	39,929	36,432
Noninterest Income:
Service charges on deposit accounts	4,790	4,207	4,059
Other fees and charges	1,872	1,642	1,492
Mortgage banking activities	339	676	1,246
Brokerage activities	747	753	949
Indirect lending activities	5,390	4,136	3,995
SBA lending activities	2,444	2,147	559
Bank owned life insurance	1,166	1,109	946
Securities gains, net	2	—	32
Other	1,161	1,029	1,061

Total noninterest income	17,911	15,699	14,339
Noninterest Expense:
Salaries and employee benefits	25,815	22,314	19,170
Furniture and equipment	2,942	2,636	2,733
Net occupancy	4,105	3,557	3,368
Communication	1,729	1,548	1,392
Professional and other services	3,582	2,955	2,848
Advertising and promotion	928	1,348	253
Stationery, printing and supplies	758	850	662
Insurance	296	299	372
Other	7,048	5,061	4,203

Total noninterest expense	47,203	40,568	35,001

Income before income tax expense	8,988	15,060	15,770
Income tax expense	2,354	4,686	5,444

Net Income	$6,634	$10,374	$10,326

Earnings per share:
Basic earnings per share	$.71	$1.12	$1.13

Diluted earnings per share	$.71	$1.12	$1.12

Weighted average shares outstanding — Basic	9,330,932	9,268,132	9,176,771

Weighted average shares outstanding — Fully Diluted	9,344,891	9,279,520	9,223,723

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other
					Comprehensive
	Common Stock		Treasury Stock		Income (Loss)	Retained
	Shares	Amount	Shares	Amount	Net of Tax	Earnings	Total
	(In thousands, except per share data)
Balance December 31, 2004	9,131	$42,725	10	$(66)	$(103)	$36,253	$78,809
Comprehensive income:
Net income	—	—	—	—	—	10,326	10,326
Other comprehensive loss, net of tax	—	—	—	—	(1,331)	—	(1,331)

Comprehensive income	—	—	—	—	—	—	8,995
Common stock issued under:
Employee benefit plans	110	1,370	—	—	—	—	1,370
Dividend reinvestment plan	—	83	(7)	49	—	—	132
Common dividends declared ($.28 per share)	—	—	—	—	—	(2,567)	(2,567)

Balance December 31, 2005	9,241	44,178	3	(17)	(1,434)	44,012	86,739
Comprehensive income:
Net income	—	—	—	—	—	10,374	10,374
Other comprehensive loss, net of tax	—	—	—	—	(156)	—	(156)

Comprehensive income	—	—	—	—	—	—	10,218
Common stock issued and share-based compensation under:
Employee benefit plans	38	420	—	—	—	—	420
Dividend reinvestment plan	9	217	(3)	17	—	—	234
Common dividends declared ($.32 per share)	—	—	—	—	—	(2,964)	(2,964)

Balance December 31, 2006	9,288	44,815	—	—	(1,590)	51,422	94,647
Comprehensive income:
Net income	—	—	—	—	—	6,634	6,634
Other comprehensive income, net of	—	—	—	—	786	—	786
tax

Comprehensive income	—	—	—	—	—	—	7,420
FIN 48 Reserve for Uncertain Tax Position	—	—	—	—	—	(96)	(96)
Common stock issued and share-based compensation under:
Employee benefit plans	50	857	—	—	—	—	857
Dividend reinvestment plan	31	492	—	—	—	—	492
Common dividends declared ($.36 per share)	—	—	—	—	—	(3,357)	(3,357)

Balance December 31, 2007	9,369	$46,164	—	$—	$(804)	$54,603	$99,963

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Operating Activities:
Net income	$6,634	$10,374	$10,326
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	8,500	3,600	2,900
Depreciation and amortization of premises and equipment	2,151	1,975	1,980
Other amortization	500	337	318
Impairment of other real estate	85	—	—
Share-based compensation	130	30	—
Excess tax benefit from share-based compensation	(15)	—	—
Proceeds from sale of loans	233,694	179,080	188,594
Proceeds from sales of other real estate	1,173	376	442
Loans originated for resale	(235,893)	(204,013)	(183,447)
Securities gains, net	(2)	—	(32)
Gains on loan sales	(3,188)	(2,727)	(1,692)
Gain on sale of other real estate	(118)	(112)	(28)
Net increase in accrued interest receivable	(55)	(2,576)	(1,503)
Net increase in cash value of bank owned life insurance	(1,005)	(960)	(826)
Net increase in deferred income taxes	(2,244)	(1,057)	(131)
Net increase in other assets	(4,779)	(3,345)	(791)
Net (decrease) increase in accrued interest payable	(282)	2,573	1,605
Net increase in other liabilities	595	1,894	229

Net cash provided by (used in) operating activities	5,881	(14,551)	17,944
Investing Activities:
Purchases of investment securities available-for-sale	(10,984)	—	(34,243)
Purchase of investment in FHLB stock	(7,896)	(5,405)	(11,691)
Sales of investment securities available-for-sale	—	—	1,592
Maturities and calls of investment securities held-to-maturity	4,131	5,167	7,946
Maturities and calls of investment securities available-for-sale	17,791	15,017	20,239
Redemption of investment in FHLB stock	7,065	5,490	9,585
Redemption of investment in FRB stock	—	—	1,747
Investment in bank owned life insurance	—	—	(10,000)
Net increase in loans	(71,838)	(234,150)	(140,122)
Capital improvements to other real estate owned	(367)	—	—
Purchases of premises and equipment	(2,169)	(6,710)	(2,537)

Net cash used in investing activities	(64,267)	(220,591)	(157,484)
Financing Activities:
Net increase in demand deposits, money market accounts, and savings accounts	38,704	101,161	27,752
Net (decrease) increase in time deposits	(19,620)	161,367	79,884
Proceeds from issuance of other long term debt	25,000	—	25,000
Payment of called other long term debt	(25,000)	—	—
Proceeds from issuance of subordinated debt	20,619	—	10,310
Repayment of other long term debt	(12,000)	(11,000)	(11,000)
Increase (decrease) in short-term borrowings	3,893	(20,427)	40,276
Proceeds from issuance of common stock	1,204	624	1,502
Excess tax benefit from share-based compensation	15	—	—
Dividends paid	(3,357)	(2,964)	(2,567)

Net cash provided by financing activities	29,458	228,761	171,157

Net (decrease) increase in cash and cash equivalents	(28,928)	(6,381)	31,617
Cash and cash equivalents, beginning of year	58,975	65,356	33,739

Cash and cash equivalents, end of year	$30,047	$58,975	$65,356

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$66,964	$51,703	$33,079

Income taxes	$5,812	$5,230	$5,850

Non-cash transfers of loans to other real estate	$8,080	$264	$167

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
1. Summary of Significant Accounting Policies
Basis of Presentation
     The consolidated financial statements include the accounts of Fidelity Southern Corporation and its wholly owned subsidiaries. Fidelity Southern Corporation (“FSC” or “Fidelity”) owns 100% of Fidelity Bank (the “Bank”) and LionMark Insurance Company (“LIC”), an insurance agency offering consumer credit related insurance products. FSC also owns five subsidiaries established to issue trust preferred securities, which entities are not consolidated for financial reporting purposes. FSC is a financial services company that offers traditional banking, mortgage, and investment services to its customers, who are typically individuals or small to medium sized businesses. All significant intercompany accounts and transactions have been eliminated in consolidation. The “Company”, as used herein, includes FSC and its subsidiaries, unless the context otherwise requires.
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
     The Company has five trust preferred subsidiaries which are deconsolidated for financial reporting purposes in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) “Consolidation of Variable Interest Entities (revised December 2003), an Interpretation of ARB No. 51”. The equity investments in the subsidiaries created to issue the obligations, the obligations themselves, and related dividend income and interest expense are reported on a deconsolidated basis, with the investments reported as other assets and dividends included as other noninterest income. The obligations, including the amount related to the equity investments are reported as subordinated debt, with related interest expense reported as interest on subordinated debt. The Company principally operates in one business segment, which is community banking.
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

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
activity. Held-to-maturity securities are those designated as held-to-maturity when purchased, which the Company has the ability and positive intent to hold until maturity. All other debt securities not included in trading or held-to-maturity are classified as available-for-sale.
     Available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at cost, adjusted for the amortization of premiums or accretion of discounts. Unrealized gains and losses, net of related income taxes, on available-for-sale securities are excluded from income and are reported as a separate component of shareholders’ equity. A decline in the fair value below cost of any available-for-sale or held-to-maturity security that is deemed other than temporary results in a charge to income and the establishment of a new cost basis for the security.
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
     For commercial, construction, Small Business Administration (“SBA”) and real estate loans, the accrual of interest is discontinued and the loan categorized as nonaccrual when, in management’s opinion, due to deterioration in the financial position of the borrower, the full repayment of principal and interest is not expected or principal or interest has been in default for a period of 90 days or more, unless the obligation is both well secured and in the process of collection within 30 days. Commercial, construction, SBA and real estate secured loans may be returned to accrual status when management expects to collect all principal and interest and the loan has been brought fully current. Consumer loans are placed on nonaccrual upon becoming 90 days past due or sooner if, in the opinion of management, the full repayment of principal and interest is not expected. Any payment received on a loan on which the accrual of interest has been suspended is applied to reduce principal.
     When a loan is placed on nonaccrual, interest accrued during the current accounting period is reversed. Interest accrued in prior periods, if significant, is charged off against the allowance and adjustments to principal made if the collateral related to the loan is deficient.
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

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     A formal review of the allowance for loan losses is prepared at least quarterly to assess the probable credit risk inherent in the loan portfolio, including concentrations, and to determine the adequacy of the allowance for loan losses. For purposes of the monthly management review, the consumer loan portfolio is separated by loan type and each loan type is treated as a homogeneous pool. In accordance with the Interagency Policy Statement on the Allowance for Loan and Lease Losses, the level of allowance required for each loan type is determined based upon current trends in charge-off rates for each loan type, adjusted for changes in these pools, which includes current information on the payment performance of each loan type. A probable loss allocation factor is determined for all loan categories based on historic charge-off experience, current trends, economic conditions, and other current factors. The risk factor, when multiplied by the dollar value of loans, results in the amount of the allowance for loan losses allocated to these loans. Additionally, every commercial, commercial real estate, SBA, and construction loan is assigned a risk rating using established credit policy guidelines. Every nonperforming commercial, commercial real estate, SBA, and construction loan 90 days or more past due and with outstanding balances exceeding $50,000, as well as certain other performing loans with greater than normal credit risks as determined by management and the Credit Review Department (“Credit Review”), are reviewed monthly by Credit Review to determine the level of allowance required to be specifically allocated to these loans. The amounts so determined are then added to or subtracted from the previously allocated allowance by category to determine the required allowance for commercial, commercial real estate, SBA, and construction loans. Management reviews its allocation of the allowance for loan losses versus the actual performance of each of the portfolios and adjusts allocation rates to reflect the recent performance of the portfolio, as well as current underwriting standards and other current factors which might impact the estimated losses in the portfolio.
     In determining the appropriate level for the allowance, management ensures that the overall allowance appropriately reflects a margin for the imprecision inherent in most estimates of the range of probable credit losses. This additional allowance may be reflected in an unallocated portion of the allowance. Based on management’s evaluation of the allowance for loan losses, a provision for loan losses is charged to operations if additions to the allowance are required.
     Management believes that the allowance for loan losses is adequate and appropriate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Loans Held-For-Sale
     Loans held-for-sale include certain originated residential mortgage loans, certain SBA loans, and a pool of indirect automobile loans at December 31, 2007 and 2006. The Company has the ability and intent to sell loans classified as held-for-sale and those loans held-for-sale are recorded at the lower of cost or market on an aggregate basis. For residential mortgage loans, this is determined by outstanding commitments from investors for committed loans and on the basis of current delivery prices in the secondary mortgage market for uncommitted loans, if any. For SBA loans, this is determined primarily based on loan performance and available market information. For indirect automobile loans, the market is determined based on evaluating the estimated market value of the pool being accumulated for sale. Based upon loan performance, commitment pricing, and available market information, no valuation adjustment was required at December 31, 2007 or 2006, as the fair values or committed sales prices for such held-for-sale loans approximated or exceeded their carrying values. There are certain regulatory capital requirements that must be met in order to qualify to originate residential mortgage loans and these capital requirements are monitored to assure compliance.
     Gains and losses on sales of loans are recognized at the settlement date. Gains and losses are determined as the difference between the net sales proceeds, including the estimated value associated with servicing assets or liabilities, and the net carrying value of the loans sold.
Capitalized Servicing Assets and Liabilities
     The majority of the indirect automobile loan pools and certain SBA loans are sold with servicing retained. When the contractually specific servicing fees on loans sold servicing retained exceed the estimated costs to service those loans, a capitalized servicing asset is recognized. When the estimated costs to service loans exceed the contractually specific servicing fees on loans sold servicing retained, a capitalized servicing liability is recognized. Servicing assets and servicing liabilities are amortized over the expected lives of the serviced loans utilizing the interest method. Management makes certain estimates and assumptions related to costs to service varying types of loans and pools of loans, the projected lives of loans and pools of loans sold servicing retained, and discount factors used in calculating the present values of servicing fees projected to be received.
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

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Recent Accounting Pronouncements
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets (“SFAS No. 156”). This statement amended SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires companies to recognize a servicing asset or servicing liability initially at fair value each time they undertake an obligation to service a financial asset by entering into a servicing contract. The statement permits a company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing asset. This statement is effective as of the beginning of a company’s first fiscal year after September 15, 2006. The adoption of SFAS No. 156 did not have a material impact to the Company’s financial condition or statement of operations.
     In July 2006, the FASB issued FIN 48. This interpretation of SFAS No. 109 prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements, as well as criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. In addition, FIN 48 removes income taxes from the guidance of SFAS No. 5, “Accounting for Contingencies.” The Company adopted FIN 48 on January 1, 2007. As a result of the implementation, the Company recorded a $96,000 increase in the net liability for uncertain tax positions, which was recorded as an adjustment to the opening balance of retained earnings. In the third quarter of 2007, the Company reduced its net liability by $59,000, which related to income tax returns no longer subject to examinations by taxing authorities. The total amount of uncertain tax benefits at December 31, 2007 was $119,000.
     In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance With FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance,” (“EITF No. 06-05”). EITF No. 06-05 indicates that the cash surrender value as well as additional amounts included in the contractual terms of the policy that will be paid upon surrender of the policy should be considered in determining the amount recognized as an asset. In addition, the amount that could be realized under the insurance contract should be determined on assumed surrender at the individual policy or certificate level, unless all are required to be surrendered as a group. In addition, fixed amounts recoverable in future periods in excess of one year should be recorded at their present value. The Company adopted EITF No. 06-05 on January 1, 2007. There was no material impact on the Company’s financial condition or statement of operations.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In September 2006, the FASB ratified the consensus on EITF issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF No. 06-04”). EITF No. 06-04 requires recognition of a liability and related compensation costs for endorsement split dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. EITF No. 06-04 is effective as of a company’s first fiscal year after December 15, 2007, and should be applied as a change in accounting principle through a cumulative-effect adjustment to retained earnings or through retrospective application. The Company expects to record a debit to retained earnings of $594,000 in the first quarter of 2008 and expects to have ongoing expense of approximately $200,000 per year.
     In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB 108 addresses the diversity in quantifying financial statement misstatements and the potential to build up improper amounts on the balance sheet. The bulletin requires that both a balance sheet approach and an income statement approach should be used when quantifying and evaluating the materiality of a misstatement. It also contains guidance on correcting errors under this dual approach. It does not change the position in SAB No. 99 regarding qualitative considerations in assessing materiality of misstatements. SAB No. 108 is effective as of a company’s first fiscal year after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on the Company’s financial condition or statement of operations.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It does not require any new fair value measurements but applies whenever other accounting pronouncements require or permit fair value measurements. The Company adopted this statement effective January 1, 2008. There was no material impact on the Company’s financial condition and statement of operations.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). This statement requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in the statement of financial position and recognition of changes in that funded status in the year in which the changes occur through comprehensive income. It also requires measurement of the funded status of the plan as of the date of the year-end statement of financial position. The Company adopted the statement effective January 1, 2007. There was no material impact on the Company’s financial condition or statement of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value in an effort to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted this statement effective January 1, 2008. There was no material impact on the Company’s financial condition and statement of operations.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Regulatory Matters
     The Board of Governors of the Federal Reserve System (the “FRB”) is the primary regulator of FSC, a bank holding company. The Bank is a state chartered commercial bank subject to Federal and state statutes applicable to banks chartered under the banking laws of the State of Georgia and to banks whose deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”), the Bank’s primary Federal regulator. The Bank is a wholly owned subsidiary of FSC. The FRB, the FDIC, and the Georgia Department of Banking and Finance (the “GDBF”) have established capital adequacy requirements as a function of their oversight of bank holding companies and state chartered banks. Each bank holding company and each bank must maintain certain minimum capital ratios.
     The Bank’s primary Federal regulator is the FDIC and the GDBF is its state regulator. The FDIC and the GDBF examine and evaluate the financial condition, operations, and policies and procedures of state chartered commercial banks, such as the Bank, as part of their legally prescribed oversight responsibilities. Additional supervisory powers and regulations mandated by the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) include a “prompt corrective action” program based upon five regulatory categories for banks in which all banks are placed, largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank’s financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another institution when a bank’s capital leverage ratio reaches 2%. Better capitalized institutions are subject to less onerous regulation and supervision than banks with lesser amounts of capital.
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

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table sets forth the capital requirements for the Bank under FDIC regulations and the Bank’s capital ratios at December 31, 2007 and 2006:

	FDIC Regulations		December 31,
	Adequately
Capital Ratios	Capitalized	Well Capitalized	2007	2006
Leverage	4.00%	5.00%	8.10%	7.98%
Risk-Based Capital:
Tier 1	4.00	6.00	8.60	8.44
Total	8.00	10.00	10.29	10.05
     The FRB, as the primary regulator of FSC, has established capital requirements as a function of its oversight of bank holding companies.
     The following table depicts FSC’s capital ratios at December 31, 2007 and 2006, in relation to the minimum capital ratios established by the regulations of the FRB (dollars in thousands):

	December 31, 2007		December 31, 2006
	Amount	Percent	Amount	Percent

Tier 1 Capital:
Actual	$132,637	8.43%	$128,316	8.54%
Minimum	62,954	4.00	60,126	4.00

Excess	$69,683	4.43%	$68,190	4.54%

Total Risk-Based Capital:
Actual	$181,567	11.54%	$155,944	10.37%
Minimum	125,909	8.00	120,251	8.00

Excess	$55,658	3.54%	$35,693	2.37%

Tier 1 Capital Leverage Ratio:
Actual		7.93%		8.07%
Minimum		3.00		3.00

Excess		4.93%		5.07%

     Below are FSC’s relevant capital ratios under FRB regulations as of December 31, 2007 and 2006:

	FRB Minimum	December 31
Capital Ratios	Capital Ratio	2007	2006

Leverage	4.00%	7.93%	8.07%
Risk-Based Capital:
Tier 1	4.00	8.43	8.54
Total	8.00	11.54	10.37
     On March 1, 2005, the FRB announced the adoption of a rule entitled “Risk Based Capital Standards: Trust Preferred Securities and the Definition of Capital” (“Rule”) regarding risk-based capital standards for bank holding companies (“BHCs”) such as FSC. The Rule provides for a five-year transition period, with an

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     The Company’s only restricted core capital elements consist of $65.5 million in trust preferred securities issues and $1.3 million in goodwill; therefore, the Rule has a minimal impact on our capital ratios, financial condition, or operating results. The trust preferred securities are eligible for our regulatory Tier 1 capital, with a limit of 25% of the sum of all core capital elements. All amounts exceeding the 25% limit are includable in our regulatory Tier 2 capital.
3. Investment Securities
     Investment securities at December 31, 2007 and 2006, are summarized as follows (dollars in thousands):

		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities available-for-sale at December 31, 2007:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,000	$7	$—	$5,007
Municipal securities	10,985	131	(66)	11,050
Mortgage backed securities	88,461	104	(1,473)	87,092

Total	$104,446	$242	$(1,539)	$103,149

Securities held-to-maturity at December 31, 2007:
Mortgage backed securities	$29,064	$10	$(347)	$28,727

Securities available-for-sale at December 31, 2006:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$9,997	$—	$(80)	$9,917
Mortgage backed securities	101,363	17	(2,501)	98,879

Total	$111,360	$17	$(2,581)	$108,796

Securities held-to-maturity at December 31, 2006:
Mortgage backed securities	$33,182	$10	$(707)	$32,485

     One $5 million agency security was called in 2007. There were no sales of investment securities during 2007 and 2006. Proceeds from sales of investment securities available-for-sale during 2005 were $2 million. A gross gain of $2,000 was realized in the 2007 called security. Gross gains of $32,000 were realized on the 2005 security sales. There were no investments held in trading accounts during 2007, 2006 or 2005.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table depicts the amortized cost and estimated fair value of investment securities at December 31, 2007 and 2006.

	December 31, 2007		December 31, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-Sale
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,000	$5,007	$9,997	$9,917
Municipal securities	10,985	11,050	—	—
Mortgage backed securities	88,461	87,092	101,363	98,879

Total	$104,446	$103,149	$111,360	$108,796

Held-to-Maturity
Mortgage backed securities	$29,064	$28,727	$33,182	$32,485

     The following table reflects the gross unrealized losses and fair values of investment securities with unrealized losses at December 31, 2007 and 2006, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss and temporarily impaired position (dollars in thousands):

	12 Months or Less		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale at December 31, 2007
U.S. Government corporations and agencies	$—	$—	$—	$—
Municipal securities	5,805	66	—	—
Mortgage backed securities	—	—	67,890	1,473

Total	$5,805	$66	$67,890	$1,473

Held-to-Maturity at December 31, 2007
Mortgage backed securities	$—	$—	$28,191	$(347)

Available-for-Sale at December 31, 2006
U.S. Government corporations and agencies	$—	$—	$9,917	$80
Mortgage backed securities	27,793	70	71,086	2,431

Total	$27,793	$70	$81,003	$2,511

Held-to-Maturity at December 31, 2006 Mortgage backed securities	$—	$—	$31,771	$706

     Declines in fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer,

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and (iii) the financial conditions and near term prospects of the insurer, if applicable, (iv) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
     Certain individual investment securities were in a continuous unrealized loss position at December 31, 2007 and 2006, for 37 months and 25 months, respectively. However, all these investment securities at December 31, 2007, were agency notes and agency pass-through mortgage backed securities and the unrealized loss positions resulted not from credit quality issues, but from market interest rate increases over the interest rates prevalent at the time the securities were purchased, and are considered temporary.
     At December 31, 2007, the Company had unrealized losses of $66,000 related to 16 individual municipal securities purchased during 2007, all of which are general obligations of the municipalities. In determining other-than-temporary losses on municipal securities, management primarily considers the credit rating of the municipality itself as the primary source of repayment and secondarily the financial viability of the insurer of the obligation.
     Also, as of December 31, 2007, management had the ability and intent to hold the temporarily impaired securities for a period of time sufficient for a recovery of cost. Accordingly, as of December 31, 2007, management believes the impairments detailed in the table above are temporary and no impairment loss has been recognized in the Company’s Consolidated Statements of Income.
     Investment securities with a carrying value aggregating approximately $122 million and $136 million at December 31, 2007 and 2006, respectively, were pledged as collateral for: (i) public deposits with pledged amounts totaling $74 million and $70 million, respectively; (ii) securities sold under overnight agreements to repurchase with pledged amounts totaling $33 million and $39 million, respectively; (iii) collateral for certain short-term and long-term fixed rate laddered maturity borrowings with pledged amounts totaling approximately $14 million and $26 million at December 31, 2007 and 2006, respectively, and (iv) for other purposes required by law with pledged amounts totaling $829,000 at December 31, 2007, and $929,000 at December 31, 2006, respectively.
4. Loans
     Loans outstanding, by classification, are summarized as follows, net of deferred loan fees of $1.0 million and $509,000 at December 31, 2007 and 2006, respectively (dollars in thousands):

	December 31,
	2007	2006
Commercial, financial and agricultural	$116,560	$122,961
Real estate-mortgage-commercial	189,881	163,275

Total commercial	306,441	286,236
Real estate-construction	282,056	306,078
Real estate-mortgage-residential	93,673	91,652
Consumer installment	706,188	646,790

Total loans	1,338,358	1,330,756
Less: Allowance for loan losses	16,288	13,944

Loans, net of allowance	$1,372,070	$1,316,812

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Loans held-for-sale at December 31, 2007 and 2006, totaled approximately $64 million and $58 million, respectively, of which $38 million and $43 million, respectively, were indirect automobile loans; and $24 million and $15 million were SBA loans at December 31, 2007 and 2006, respectively; and $1 million and $321,000, respectively, were residential mortgage loans. The Bank was servicing for others 21,330 and 19,408 indirect automobile loans on December 31, 2007 and 2006, respectively, totaling $294 million and $268 million, respectively. The Bank was also servicing 113 SBA loan sales or participations totaling $61.6 million at December 31, 2007, and 73 SBA loan sales or participations totaling $36 million at December 31, 2006.
     Approximately $68 million and $75 million in commercial loans secured by real estate; $42 million and $44 million in home equity lines of credit and second mortgage loans on residential real estate; and $24 million and $24 million in residential first mortgage real estate loans were pledged to the Federal Home Loan Bank of Atlanta (the “FHLB”) at December 31, 2007 and 2006, respectively, as collateral for borrowings. In addition, there were $164,000 and $3 million in multifamily first mortgage real estate loans pledged to the FHLB at December 31, 2007 and 2006, respectively. Approximately $128 million and $107 million in indirect automobile loans were pledged to the Federal Reserve Bank of Atlanta at December 31, 2007 and 2006, respectively, as collateral for potential Discount Window contingent borrowings.
     Loans in nonaccrual status totaled approximately $14 million, $5 million, and $2 million at December 31, 2007, 2006 and 2005, respectively. The average recorded investment in impaired loans during 2007, 2006, and 2005 was approximately $13 million, $4 million, and $3 million, respectively. If such impaired loans had been on a full accrual basis, interest income on these loans would have been approximately $188,000, $133,000, and $71,000, in 2007, 2006, and 2005, respectively.
     Loans totaling approximately $8 million, $264,000, and $167,000 were transferred to other real estate in 2007, 2006, and 2005, respectively. There was no other real estate subject to a long-term first mortgage at December 31, 2007. There were write-downs totaling $85,000 in 2007 on other real estate owned recorded in other operating expenses. There were no write-downs on other real estate owned during 2006 and 2005. There were proceeds from sales of approximately $1.2 million, $376,000, and $442,000 from other real estate owned by the Company in 2007, 2006, and 2005, respectively, resulting in gains on sales of $118,000, $112,000 and $28,000 in 2007, 2006 and 2005, respectively.
     Real estate owned consisted of the following (dollars in thousands):

	December 31,
	2007	2006

Commercial	$1,577	$—
Residential	2,652	—
Lots	3,078	—

Total real estate owned	$7,307	$—

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Gains on sales and capitalized costs related to real estate owned are summarized below (dollars in thousands):

	For the Years Ended December 31,
	2007	2006	2005

Net gains on sales of real estate owned	$118	$112	$28

Capitalized costs of real estate owned	$367	$—	$—

     The Bank has loans outstanding to various executive officers, directors, and their related interests. Management believes that all of these loans were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other customers, and did not involve more than normal risks. The following is a summary of activity during 2007 for such loans (dollars in thousands):

Loan balances at January 1, 2007	$327
New loans	1,307
Less — Loan repayments	242

Loan balances at December 31, 2007	$1,392

     The following is a summary of activity in the allowance for loan losses (dollars in thousands):

	December 31,
	2007	2006	2005

Balance at beginning of year	$13,944	$12,643	$12,174
Provision for loan losses	8,500	3,600	2,900
Loans charged off	(7,517)	(3,689)	(3,435)
Recoveries on loans charged off	1,361	1,390	1,004

Balance at end of year	$16,288	$13,944	$12,643

     Impaired loans are summarized as follows at December 31, 2007 and 2006 (dollars in thousands):

	December 31,
	2007	2006
Impaired loans with related allowance for loan losses calculated under SFAS No. 114	$17,591	$2,599

Impaired loans with no related allowance for loan losses calculated under SFAS No. 114	11,544	23,985

Total impaired loans	$29,135	$26,584

Valuation allowance related to impaired loans	$1,310	$427

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The average impaired loans and interest income recognized are summarized below (dollars in thousands):

	For the Years Ended December 31,
	2007	2006	2005

Average impaired loans(1)	$18,007	$24,958	$27,895
Interest income recognized on impaired loans	$1,845	$1,938	$1,637
Cash basis interest recognized on impaired loans	$—	$128	$—

(1)	Average based on end of month outstandings
5. Premises and Equipment
     Premises and equipment are summarized as follows (dollars in thousands):

	December 31,
	2007	2006

Land	$5,051	$5,051
Buildings and improvements	14,983	14,712
Furniture and equipment	16,650	16,979

	36,684	36,742
Less accumulated depreciation and amortization	17,863	17,939

Premises and equipment, net	$18,821	$18,803

6. Deposits
     Time deposits over $100,000 as of December 31, 2007 and 2006, were approximately $285 million and $277 million, respectively. Maturities for time deposits over $100,000 as of December 31, 2007, in excess of one year are as follows: $26 million in one to two years, $4 million in two to three years, and $2 million in three to five years. Related interest expense was $16 million, $12 million, and $7 million for the years ended December 2007, 2006, and 2005, respectively. Included in demand and money market deposits were NOW accounts totaling $119 million, $88 million, and $121 million at December 31, 2007, 2006, and 2005, respectively.
     Brokered deposits obtained through investment banking firms under master certificates totaled approximately $137 million, $132 million, and $102 million as of December 31, 2007, 2006, and 2005, respectively, and were included in other time deposits. Brokered deposits outstanding at December 31, 2007, were acquired in 2007, 2006 and 2005 and had original maturities of 12 to 60 months. Brokered deposits outstanding at December 31, 2006, were acquired in 2006 and 2005 and had original maturities of seven to 60 months. The weighted average cost of brokered deposits at December 31, 2007, 2006, and 2005, was 5.02%, 4.60%, and 4.09%, respectively, and related interest expense totaled $5.9 million, $5.5 million, and $2.6 million during 2007, 2006, and 2005, respectively.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. Short-Term Borrowings
     Short-term debt is summarized as follows (dollars in thousands):

	December 31,
	2007	2006

Unsecured overnight Federal funds purchased from commercial banks at an average rate of 3.85% and 5.40% at December 31, 2007 and 2006, respectively	$5,000	$20,000

Overnight repurchase agreements primarily with commercial customers at an average rate of 1.53% and 1.87% at December 31, 2007 and 2006, respectively	23,954	21,061

FHLB collateralized borrowing with a fixed rate of 4.56% at December 31, 2007 and a maturity date of January 30, 2008	20,000	—

FHLB collateralized borrowing with a fixed rate of 4.58% at December 31, 2007 and a maturity date of February 19, 2008	15,000	—

FHLB collateralized borrowing with a daily rate of 5.52% at December 31, 2006, and a maturity date of January 2, 2007, and prepayable without penalty at any time	—	20,000

Fixed rate debt collateralized with mortgage backed securities with an interest rate of 3.90% and 3.51% maturing November 17, 2008 and 2007, respectively	7,000	6,000

Fixed rate debt collateralized with mortgage backed securities with an interest rate of 3.71% and 3.36% maturing December 11, 2008 and 2007, respectively	5,000	5,000

Other short-term borrowings	70,954	52,061

Total	$75,954	$72,061

     Short-term borrowings mature either overnight or on a remaining fixed maturity not to exceed one year. Overnight repurchase agreements consist primarily of balances in the transaction accounts of commercial customers swept nightly to an overnight investment account. All short-term repurchase agreements are collateralized with investment securities having a market value equal to or greater than, but approximating, the balance borrowed. Term fixed rate advances with the FHLB are collateralized with pledged qualifying real estate loans. A daily rate line of credit advance with the FHLB is a line collateralized with pledged qualifying real estate loans which may be increased or decreased daily and may be drawn on to the extent of available pledged collateral. It reprices daily and bears a rate comparable to that of overnight Federal funds. At December 31, 2007 and 2006, the Company had a collateralized line of credit with the FHLB, which required loans secured by real estate, investment securities or other acceptable collateral, to borrow up to a maximum of approximately $169 million and $165 million, respectively, subject to available qualifying pledged collateral. At December 31, 2007 and 2006, the Company had a contingent line of credit collateralized with consumer loans with the Federal Reserve Bank of Atlanta Discount Window. In addition, the Company had an unused term repurchase line available with another financial institution at December 31, 2007 and 2006, the borrowing amount is dependent upon the market value of securities available to transfer and the agreed upon Buyer’s Margin Amount, as defined in the repurchase line. The Company had securities with an aggregate market value of $9 million and $18 million available under the repurchase line at December 31, 2007 and 2006, respectively. Finally, the Company had $62 million in total unsecured Federal funds lines available with various financial institutions as of December 31, 2007 and 2006. The weighted average rate on short-term borrowings outstanding at December 31, 2007, 2006, and 2005, was 3.44%, 4.10% and 3.09%, respectively.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Subordinated Debt and Other Long-Term Debt
     Subordinated Debt and Other Long-term Debt are summarized as follows (dollars in thousands):

	December 31,
	2007	2006
Subordinated Debt

Fixed rate 30-year capital pass-through securities with interest at 10.875%, payable semi-annually, redeemable in whole or part on or after March 8, 2010, at a declining redemption price ranging from 105.438% to 100%	$10,825	$10,825

Fixed rate 30-year trust preferred securities with interest at 11.045%, payable semi-annually, redeemable in whole or part on or after July 19, 2010, at a declining redemption price ranging from 105.523% to 100%	10,309	10,309

Floating rate 30-year capital securities with interest adjusted quarterly at three-month LIBOR plus 3.10%, with a rate at December 31, 2007 and 2006, of 7.96% and 8.47%, respectively, with interest payable quarterly, redeemable in whole or part on or after June 26, 2008, at a redemption price of 100%	15,464	15,464

Floating rate 30-year capital securities with interest adjusted quarterly at three-month LIBOR plus 1.89%, with a rate at December 31, 2007 and 2006, of 6.88% and 7.25%, respectively, with interest paid quarterly, redeemable in whole or part on or after March 17, 2010, at a redemption price of 100%	10,310	10,310

Fixed/Floating rate 30-year capital securities with interest fixed at 6.62% until September 15, 2012, when the interest rate will become variable and adjusted quarterly at three-month LIBOR plus 1.40%, with interest payable quarterly, redeemable in whole or part on or after September 15, 2012, at a redemption price of 100%.	20,619	—

Subordinated debt	67,527	46,908

Long-Term Debt

Fixed rate debt with an interest rate of 3.90% maturing November 17, 2008	—	7,000
Fixed rate debt with an interest rate of 3.71% maturing December 11, 2008	—	5,000

FHLB five year European Convertible Advance with interest at 4.38% maturing November 3, 2010, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of two years	—	25,000

FHLB three year European Convertible Advance with interest at 4.06% maturing November 5, 2010, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of one year	25,000	—

Long-term debt	25,000	37,000

Total subordinated debt and other long-term debt	$92,527	$83,908

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Subordinated debt and other long-term debt note maturities as of December 31, 2007, are summarized as follows (dollars in thousands):

Amount
2009	$—
2010	25,000
2011	—
2012	—
2013	—
Thereafter	67,527

Total	$92,527

     The equity investments in the subsidiaries created to issue the obligations, the obligations themselves, and related dividend income and interest expense are reported on a deconsolidated basis in accordance with FASB Interpretation No. 46, “Consolidation of variable Interest Entities, an Interpretation of ARB No. 51 (Revised),” with the investments in the amount of $2 million reported as other assets and dividends included as other noninterest income. The obligations, including the amount related to the equity investments, in the amount of $67.5 million are reported as subordinated debt, with related interest expense reported as interest on subordinated debt.
     The Company has five business trust subsidiaries that are variable interest entities, FNC Capital Trust I (“FNCCTI”), Fidelity National Capital Trust I (“FidNCTI”), Fidelity Southern Statutory Trust I (“FSSTI”), Fidelity Southern Statutory Trust II (“FSSTII”) and Fidelity Southern Statutory Trust III (“FSSTIII”) (collectively, the “Trust Subsidiaries”). During 2000, FNCCTI and FidNCTI and during 2003, 2005, and 2007 FSSTI, FSSTII, and FSSTIII, respectively, issued common securities, all of which were purchased and are held by the Company, totaling $2 million and are classified by the Company as other assets and trust preferred securities totaling $67.5 million classified as subordinated debt, which were sold to investors, with 30-year maturities. In addition, the $2 million borrowed from the business trust subsidiaries to purchase their respective common securities are classified as subordinated debt. The trust preferred securities are callable by the business trust subsidiaries on or after defined periods. The trust preferred security holders may only terminate the business trusts under defined circumstances such as default, dissolution, or bankruptcy. The trust preferred security holders and other creditors, if any, of each business trust have no recourse to the Company and may only look to the assets of each business trust to satisfy all debts and obligations.
     The only assets of the Trust Subsidiaries are subordinated debentures of the Company, which were purchased with the proceeds from the issuance of the common and preferred securities. FNCCTI and FidNCTI have fixed interest rates of 10.875% and 11.045%, respectively, while FSSTI and FSSTII have current interest rates of 7.96% and 6.88%, respectively, and reprice quarterly at interest rates set at 3.10% and 1.89%, respectively, over three-month LIBOR. FSSTIII currently has a fixed rate of 6.62% until September 15, 2012 when it will be repriced quarterly at 1.40% over three month LIBOR. The Company makes semi-annual interest payments on the subordinated debentures to FNCCTI and FidNCTI and quarterly interest payments to FSSTI, FSSTII, and FSSTIII which use these payments to pay dividends on the common and preferred securities. The trust preferred securities are eligible for regulatory Tier 1 capital, with a limit of 25% of the sum of all core capital elements. All amounts exceeding the 25% limit are includable in regulatory Tier 2 capital in the aggregate amount of 50% of the sum of all core capital elements (see Note 2 — “Regulatory Matters”).

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company had no long-term debt collateralized with mortgage backed securities at December 31, 2007 and $12 million at December 31, 2006. In November and December 2003, the Company purchased approximately $70 million in Agency mortgage backed securities, funded in part with $45 million in fixed rate long-term debt, with laddered maturities of approximately equal amounts of two years through five years. The $45 million was funded through a financial institution on a collateralized basis. As principal payments on the laddered borrowings are made at maturity, excess collateral has been released to the Company. Debt of $12 million was reclassified to short-term debt in the fourth quarter of 2007, and $11 million was reclassified to short-term debt in the fourth quarter of 2006 and the fourth quarter of 2005 when maturity dates were less than one year in duration.
     In November 2005, the Company entered into a $25 million 5-year FHLB European Convertible Advance collateralized with pledged qualifying real estate loans and maturing November 3, 2010, with interest at 4.38%, with a one-time FHLB conversion option at the end of the second year. The Company utilized approximately $20 million of the proceeds of the advance to purchase mortgage backed securities. (See “Investment Securities.”) Under the provisions of the advance, the FHLB converted the advance into a three month LIBOR-based floating rate advance effective November 5, 2007, at which time the Company terminated the agreement without penalty. To replace this borrowing, on November 5, 2007, the Company entered into a $25 million three year FHLB European Convertible Advance collateralized with pledged qualifying real estate loans and maturing November 5, 2010. The advance bears interest at 4.06% with a one time FHLB conversion option in November, 2008. Under the provisions of the advance, the FHLB has the option to convert the advance into a three month LIBOR based floating rate advance at which time the Company may elect to terminate the agreement without penalty or at any payment date thereafter.
     There was no indebtedness to directors, executive officers, or principal holders of equity securities in excess of 5% of shareholders’ equity at December 31, 2007 or 2006.
9. Income Tax
     Income tax expense (benefit) attributable to pretax income consists of (dollars in thousands):

	Current	Deferred	Total
Year ended December 31, 2007:
Federal	$4,546	$(1,923)	$2,623
State	52	(321)	(269)

	$4,598	$(2,244)	$2,354

Year ended December 31, 2006:
Federal	$5,378	$(953)	$4,425
State	365	(104)	261

	$5,743	$(1,057)	$4,686

Year ended December 31, 2005:
Federal	$5,240	$(477)	$4,763
State	335	346	681

	$5,575	$(131)	$5,444

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Income tax expense differed from amounts computed by applying the statutory U.S. Federal income tax rate to pretax income as a result of the following (dollars in thousands):

	2007	%	2006	%	2005	%

Taxes at statutory rate	$3,056	34.0%	$5,120	34.0%	$5,362	34.0%
Increase (reduction) in income taxes resulting from:
State income tax expense, net of Federal income (benefit) tax	(177)	(2.0)	173	1.2	450	2.9
Cash surrender value of life insurance	(376)	(4.2)	(387)	(2.6)	(382)	(2.4)
Tax exempt income	(325)	(3.6)	(192)	(1.3)	(53)	(.4)
Other, net	176	2.0	(28)	(.2)	67	.4

Income tax expense	$2,354	26.2%	$4,686	31.1%	$5,444	34.5%

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006, are presented below (dollars in thousands):

	December 31,
	2007		2006
	Assets	Liabilities	Assets	Liabilities
Allowance for loan losses	$6,183	$—	$5,293	$—
Accelerated depreciation	—	691	—	790
Deferred loan fees, net	—	11	—	152
Deferred compensation	566	—	452	—
Other real estate	465	—	—	—
Visa settlement and indemnification	215	—	—	—
State tax carryforward	104	—	—	—
Unrealized holding losses on securities available-for-sale	493	—	975	—
Other	336	67	196	143

	$8,362	$769	$6,916	$1,085

     There is no valuation allowance provided at December 31, 2007 and 2006 for any of the deferred tax assets based on management’s belief that all deferred tax asset benefits will be realized.
Uncertain Tax Positions
     The Company is subject to the possibility of a tax audit in numerous jurisdictions in the U.S. until the applicable expiration of the statutes of limitations. For Federal and state purposes, the Company is no longer subject to tax examinations by tax authorities for tax years before 2004.
     Effective January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes.” See “Recent Accounting Pronouncements” for additional information. As a result of the adoption of FIN 48, the Company recognized a $96,000 net increase in the liability for unrecognized tax benefits, which

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
was accounted for as a reduction to the January 1, 2007 balance in retained earnings. The reconciliation of our gross unrecognized tax benefits is as follows:

Balance at January 1, 2007	$198,000
Gross increases to tax positions in prior periods	—
Gross decreases to tax positions in prior periods	—
Gross increases to current period tax positions	—
Reductions due to expiration of statute of limitations	(67,000)

Balance at December 31, 2007	$131,000

     Unrecognized tax benefits related to federal and state tax positions may decrease by a range of $70,000 to $80,000 by December 31, 2008 due to tax years closing during 2008. The Company accrued approximately $67,000 and $75,000, for the payment of interest at December 31, 2007 and 2006, respectively. For financial accounting purposes, interest and penalties accrued, if any, are classified as other expense. The amount of unrecognized tax benefits at December 31, 2007 that if recognized would impact the Company’s effective tax rate is $119,000.
10. Employee Benefits
     The Company maintains a 401(k) defined contribution retirement savings plan (the “Plan”) for employees age 21 or older. Employees’ contributions to the Plan are voluntary. The Company matches 50% of the first 6% of participants’ contributions in Fidelity Southern Corporation common stock. For the years ended December 31, 2007, 2006, and 2005, the Company contributed $362,927, $333,423, and $305,169 respectively, net of forfeitures, to the Plan.
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
     The Fidelity Southern Corporation Equity Incentive Plan (the “2006 Incentive Plan”), permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other incentive awards (“Incentive Awards”). The maximum number of shares of our common stock that may be issued under the 2006 Incentive Plan is 750,000 shares, all of which may be stock options. Generally, no award shall be exercisable or become vested or payable more than 10 years after the date of grant. Options granted under the 2006 Incentive Plan have four year terms and vest ratably over three years of continued employment. There were 72,500 options granted during 2007 under the 2006 Incentive Plan and a total of 4,167 incentive shares have been awarded to numerous individuals based on longevity. Incentive awards available under the 2006 Incentive Plan totaled 673,333 shares at December 31, 2007.
     Prior to January 1, 2006, the Company accounted for employee stock options under the recognition and measurement provisions of APB 25 and related Interpretations as permitted by SFAS No. 123. No stock-based employee compensation cost was recognized in the Consolidated Statements of Income for the year ended December 31, 2005, as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted SFAS No. 123(R), using the modified prospective application, which requires the recognition of expense over the

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
remaining vesting period for the portion of awards not fully vested as of January 1, 2006. Under the modified prospective application, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). As a result of adopting SFAS No. 123(R) on January 1, 2006, total compensation cost of $30,000 was recognized for the year ended December 31, 2006. There was no impact on earnings per share upon adopting SFAS No. 123(R).
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its employee stock options granted in the period presented prior to the adoption of SFAS No. 123(R) (dollars in thousands).

		Earnings	Earnings
		Per	Per
	Net	Share	Share
	Income	Basic	Diluted

December 31, 2005:
As reported	$10,326	$1.13	$1.12
Stock based compensation, net of related tax effect	(26)	(.01)	—

Pro forma	$10,300	$1.12	$1.12

     The per share weighted fair value of stock options is calculated using the Black-Scholes option pricing model. Expected volatilities are based on implied volatilities from historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. All option grantees are considered one group for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair values of the options granted were based upon the discounted value of future cash flows of options using the following assumptions:

	2007	2006	2005

Risk-free rate	4.88%	4.60%	4.03%
Expected term of the options (in years)	3	3	5
Expected forfeiture	15.00%	—%	—%
Expected dividends	1.93	1.52	1.71
Expected volatility	15.48	22.23	30.33

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     A summary of option activity under the plan as of December 31, 2007, and changes during the year then ended is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of share	Exercise	Contractual	Intrinsic
	options	Price	Term	Value

Outstanding at January 1, 2007	51,405	$14.30
Granted	142,500	18.70
Exercised	15,000	10.75
Forfeited	—	—

Outstanding at December 31, 2007	178,905	$18.10	3.31	$(1,569,430)

Exercisable at December 31, 2007	17,262	$14.31	3.36	$(85,942)

     The weighted-average grant-date fair value of share options granted during the years 2007, 2006 and 2005 was $2.62, $3.40 and $4.63, per share, respectively. The aggregate intrinsic value of share options exercised during the years ended December 31, 2007, 2006, and 2005 was $119,000, $282,000, and $872,000, respectively. Cash received from option exercise for the years ended December 31, 2007, 2006, and 2005, was $161,000, $198,000, and $630,000, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $55,000 for the year ended December 31, 2005. There were no tax benefits realized from option expenses during the years ended December 31, 2007 and 2006.
     A summary of the status of the Company’s nonvested share options as of December 31, 2007, and changes during the year then ended is presented below:

		Weighted
		Average
	Number of	Grant-Date
	share options	Fair Value

Nonvested at January 1, 2007	31,024	$4.19
Granted	142,500	2.62
Vested	11,881	4.09
Forfeited	—	—

Nonvested at December 31, 2007	161,643	$2.81

     As of December 31, 2007, there was $242,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. The cost is expected to be recognized over a weighted average period of 2.17 years. The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was $49,000, $44,000, and $23,000, respectively. The Company has a policy of issuing shares from the Company’s authorized and unissued shares to satisfy share option exercises and expects to issue an insignificant amount of shares for share option exercises during 2008.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Commitments and Contingencies
     The approximate future minimum rental commitment as of December 31, 2007, for all noncancellable leases with initial or remaining terms of one year or more are shown in the following table (dollars in thousands):

Amount

2008	$2,544
2009	2,421
2010	2,376
2011	2,029
2012	920
Thereafter	1,396

Total	$11,686

     Rental expense for all leases amounted to approximately $2,483,000, $2,303,000, and $2,250,000 in 2007, 2006, and 2005, respectively, net of sublease revenues of $2,000 in 2007. There were no sublease revenues in 2006 and 2005.
     Due to the nature of their activities, the Company and its subsidiaries are at times engaged in various legal proceedings that arise in the normal course of business, some of which were outstanding at December 31, 2007. While it is difficult to predict or determine the outcome of these proceedings, it is the opinion of management and its counsel that the ultimate liabilities, if any, will not have a material adverse impact on the Company’s consolidated results of operations or its financial position.
     The Federal Reserve Board requires that banks maintain cash on hand and reserves in the form of average deposit balances at the Federal Reserve Bank based on the Bank’s average deposits. At December 31, 2007, the available credits exceeded the reserve requirement and only minimal balances were maintained to provide a positive reserve balance.
     The Company recorded a charge of $567,000 pretax for its proportional share of a settlement of the Visa litigation with American Express, a reserve for the lawsuit between Visa and Discover Financial Services, and the incremental liability for certain other Visa litigation under our indemnification obligation as a Visa member bank. Visa has a planned public offering for the first quarter of 2008. The value of Fidelity’s proportionate shares of the Visa stock, based on current estimates, is expected to more than offset the above charges.
12. Shareholders’ Equity
     Generally, dividends that may be paid by the Bank to FSC are subject to certain regulatory limitations. In particular, under Georgia banking law applicable to Georgia state chartered commercial banks such as the Bank, the approval of the GDBF will be required if the total of all dividends declared in any calendar year by the Bank exceeds 50% of the Bank’s net profits for the prior year or if certain other provisions relating to classified assets and capital adequacy are not met. Based on this rule, at December 31, 2007 and 2006, the Bank could pay approximately $4 million and $6 million in dividends for 2008 and 2007, respectively, without GDBF regulatory approval. At December 31, 2007 and 2006, the Bank’s total shareholders’ equity was

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
approximately $136 million and $125 million, respectively. In 2007 and 2006, FSC invested $5 million and $6 million, respectively in the Bank in the form of capital infusions.
     Also, under current Federal regulations, the Bank is limited in the amount it may loan to its nonbank affiliates, including FSC. As of December 31, 2007 and 2006, there were no loans outstanding from the Bank to FSC.
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
     The amounts of other comprehensive (loss) income included in equity with the related tax effect and the accumulated other comprehensive (loss) income are reflected in the following schedule (dollars in thousands):

			Accumulated
		Tax	Other
	Gain/(Loss)	(Expense)	Comprehensive
	Before Tax	/Benefit	Income/(Loss)
January 1, 2005			$(103)

Unrealized market adjustments for the period	$(2,115)	$804	(1,311)
Less adjustment for net gains included in income	32	(12)	20

December 31, 2005	$(2,147)	$816	(1,434)

Unrealized market adjustments for the period	$(251)	$95	(156)
Less adjustment for net gains included in income	—	—	—

December 31, 2006	$(251)	$95	(1,590)

Unrealized market adjustments for the period	$1,268	$(481)	787
Less adjustment for net gains included in income	2	(1)	1

December 31, 2007	$1,266	$(480)	$(804)

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

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Financial Instruments (Assets):
Cash and due from banks	$23,442	$23,442	$32,659	$32,659
Federal funds sold	6,605	6,605	26,316	26,316
Investment securities available-for-sale	103,149	103,149	108,796	108,796
Investment securities held-to-maturity	29,064	28,727	33,182	32,485
Investment in FHLB stock	5,665	5,665	4,834	4,834
Total loans	1,452,013	1,466,016	1,389,024	1,386,982

Total financial instruments (assets)	1,619,938	$1,633,604	1,594,811	$1,592,072

Non-financial instruments (assets)	66,546		54,368

Total assets	$1,686,484		$1,649,179

Financial Instruments (Liabilities):
Noninterest-bearing demand deposits	$131,597	$131,597	$154,392	$154,392
Interest-bearing deposits	1,274,028	1,276,535	1,232,149	1,232,347

Total deposits	1,405,625	1,408,132	1,386,541	1,386,739
Short-term borrowings	75,954	75,930	72,061	71,878
Subordinated debt	67,527	65,343	46,908	50,556
Other long-term debt	25,000	24,728	37,000	36,845

Total financial instruments (liabilities)	1,574,106	$1,574,133	1,542,510	$1,546,018

Non-financial instruments (liabilities and shareholders’ equity)	112,378		106,669

Total liabilities and shareholders’ equity	$1,686,484		$1,649,179

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
     For off-balance sheet instruments, fair values are based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing for loan commitments and letters of credit. Fees related to these instruments were immaterial at December 31, 2007 and 2006, and the carrying amounts represent a reasonable approximation of their fair values. Loan commitments, letters and lines of credit, and similar obligations typically have variable interest rates and clauses that deny funding if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the foregoing schedule.
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

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Standby and import letters of credit are commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments as deemed necessary.
     The Company has undertaken certain guarantee obligations for commitments to extend credit and letters of credit that have certain characteristics as specified by FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34” (“FIN 45”). As noted in Note 14, the fair value of credit and letters of credit are insignificant to the Company.
     Financial instruments with off-balance sheet risk at December 31, 2007, are summarized as follows (dollars in thousands):
Financial Instruments Whose Contract Amounts Represent Credit Risk:

December 31, 2007

Loan commitments:
Commercial real estate, construction and land development	$145,657
Commercial	69,298
SBA	10,346
Home equity	52,047
Mortgage loans	2,323
Lines of credit	3,034
Standby letters of credit and bankers acceptances	11,683
Federal funds line	—

Total loan commitments	$294,388

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16. Other Assets, Other Liabilities and Other Operating Expenses
     Other assets and other liabilities at December 31, 2007 and 2006, consisted of the following (dollars in thousands):

	December 31,
	2007	2006
Other Assets
Receivables and prepaids	$2,234	$1,842
Deferred tax assets, net	7,593	5,831
Common stock of trust preferred securities subsidiaries	2,027	1,408
Investment in Georgia tax credits	1,657	1,859
Florida bank charter	1,289	—
Servicing assets	2,485	1,651
Other	3,355	1,912

Total	$20,640	$14,503

Other Liabilities
Payables and accrued expenses	$2,869	$1,946
Other	2,786	3,034

Total	$5,655	$4,980

     Other expenses for the years ended December 31, 2007, 2006, and 2005, consisted of the following (dollars in thousands):

	Years Ended December 31,
	2007	2006	2005
Other Operating Expenses
Employee expenses	$1,338	$1,146	$689
ATM, check card fees	522	486	481
Regulatory fees and assessments	545	486	465
Cost of operation of other real estate	87	—	5
Visa litigation expense	567	—	—
Other operating expenses	3,989	2,943	2,563

Total	$7,048	$5,061	$4,203

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
17. Condensed Financial Information of Fidelity Southern Corporation (Parent Company Only)
Condensed Balance Sheets

	December 31,
	2007	2006
	(Dollars in thousands)
Assets:
Cash	$18,890	$4,233
Land	419	419
Investment in bank subsidiary	135,705	125,105
Investments in and amounts due from nonbank subsidiaries	2,389	1,819
Subordinated loans to subsidiaries	10,000	10,000
Other assets	1,059	906

Total assets	$168,462	$142,482

Liabilities:
Long-term debt	$67,527	$46,908
Other liabilities	972	927

Total liabilities	68,499	47,835
Shareholders’ Equity:
Common stock	46,164	44,815
Accumulated other comprehensive gain (loss), net of tax	(804)	(1,590)
Retained earnings	54,603	51,422

Total shareholders’ equity	99,963	94,647

Total liabilities and shareholders’ equity	$168,462	$142,482

Condensed Statements of Income

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Interest Income:
Deposits in bank	$449	$367	$297
Subordinated loan to bank	853	831	649

Total interest income	1,302	1,198	946
Interest Expense — Long-term debt	4,928	4,361	3,796

Net Interest Expense	(3,626)	(3,163)	(2,850)
Noninterest Income:
Lease income	120	120	120
Dividends from subsidiaries	3,990	3,640	3,880
Management fees	687	469	495
Other	161	138	113

Total noninterest income	4,958	4,367	4,608
Noninterest Expense	684	650	556

Income before income taxes and equity in undistributed income of subsidiaries	648	554	1,202
Income tax benefit	1,270	1,173	1,011

Income before equity in undistributed income of subsidiaries	1,918	1,727	2,213
Equity in undistributed income of subsidiaries	4,716	8,647	8,113

Net Income	$6,634	$10,374	$10,326

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Operating Activities:
Net income	$6,634	$10,374	$10,326
Equity in undistributed income of subsidiaries	(4,716)	(8,647)	(8,113)
(Increase) decrease in other assets	(153)	1,225	(545)
Increase (decrease) in other liabilities	45	(22)	46

Net cash flows provided by operating activities	1,810	2,930	1,714
Investing Activities:
Net increase in loans to and investment in subsidiaries	(5,619)	(6,000)	(5,267)

Net cash flows used in investing activities	(5,619)	(6,000)	(5,267)
Financing Activities:
Issuance of long-term debt		—	—
Issuance of subordinated debt	20,619	—	10,310
Issuance of Common Stock	1,204	624	1,502
Dividends paid	(3,357)	(2,964)	(2,567)

Net cash flows provided by (used in) financing activities	18,466	(2,340)	9,245

Net increase (decrease) in cash	14,657	(5,410)	5,692
Cash, beginning of year	4,233	9,643	3,951

Cash, end of year	$18,890	$4,233	$9,643

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.
     None
Item 9A. Controls and Procedures
REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007.
     Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
Evaluation of Disclosure Controls and Procedures
     Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, Fidelity carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Fidelity’s Chief Executive Officer and Chief Financial Officer concluded that Fidelity’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     There has been no change in Fidelity’s internal control over financial reporting during the three months ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, Fidelity’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Fidelity Southern Corporation
We have audited Fidelity Southern Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Fidelity Southern Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Fidelity Southern Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fidelity Southern Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 13, 2008, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Atlanta, Georgia
March 13, 2008

Item 9B. Other Information
     None.
PART III
Item 10. Directors and Executive Officers of Registrant
     The information required by Item 10 is incorporated herein by reference to the information that appears under the headings “Information About Nominees for Director,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Meetings and Committees of the Board of Directors,” in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders (“Proxy Statement”). Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of Fidelity is included in Item 1 of this Annual Report on Form 10-K.
     The Conflict of Interest/Code of Ethics Policy of the registrant is set forth on our website at www.fidelitysouthern.com.
Item 11. Executive Compensation
     The information required by Item 11 is incorporated herein by reference to the information that appears under the headings “Executive Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by Item 12 is incorporated herein by reference to the information that appears under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement. Information relating to the Company’s equity compensation plans is included in Item 5 of this Annual Report on Form 10-K under the heading “Equity Compensation Plan Information”.
Item 13. Certain Relationships and Related Transactions
     The information required by Item 13 is incorporated herein by reference to the information that appears under the headings “Election of Directors” and “Certain Relationships and Related Party Transactions” in the Company’s Proxy Statement.
Item 14. Principal Accountant Fees and Services
     The information required by Item 14 is incorporated by reference to the information that appears under the heading “Fees Paid by Fidelity to Ernst & Young” in the Company’s Proxy Statement.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)	Documents filed as part of this Report
(1)	Financial Statements

(2)	Financial Statement Schedules
All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and the Notes thereto in Item 8 above.

(3)	Exhibits The exhibits filed herewith or incorporated by reference to exhibits previously filed with the SEC are set forth in Item 15(b)
(b)	Exhibits
     The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K.

Exhibit No.	Name of Exhibit

3(a) and 4(a)	Amended and Restated Articles of Incorporation of Fidelity Southern Corporation (incorporated by reference from Exhibit 3(f) to Fidelity Southern Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003)

3(b)	By-Laws of Fidelity Southern Corporation, as amended (incorporated by reference from Exhibit 3(b) to Fidelity Southern Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10(a)	Fidelity Southern Corporation Defined Contribution Master Plan and Trust Agreement and related Adoption Agreement, as amended (incorporated by reference from Exhibit 10(a) to Fidelity Southern Corporation’s Registration Statement on Form 10, Commission File No. 0-22374)

10(b)#	Amended and Restated Supplemental Deferred Compensation Plan (incorporated by reference from Exhibit 10.7 to Fidelity Southern Corporation’s Form 8-K filed January 25, 2006)

10(c)#	Fidelity Southern Corporation 1997 Stock Option Plan (incorporated by reference from Exhibit A to Fidelity Southern Corporation’s Proxy Statement, dated April 21, 1997, for the 1997 Annual Meeting of Shareholders)

10(d)#	Fidelity Southern Corporation Equity Incentive Plan dated April 27, 2006, (incorporated by reference from Exhibit 10.1 to Fidelity Southern Corporation’s Form 8-K filed May 3, 2006)

10(e)#	Forms of Stock Option Agreements for the Fidelity Southern Corporation Equity Incentive Plan dated April 27, 2006 (incorporated by reference from Exhibit 10.1 to Fidelity Southern Corporation’s Form 8-K filed January 18, 2007)

10(f)#	Employment Agreement among Fidelity, the Bank and James B. Miller, Jr., dated as of January 18, 2007 (incorporated by reference from Exhibit 10.1 to Fidelity Southern Corporation’s Form 8-K filed January 22, 2007)

10(g)#	Employment Agreement among Fidelity, the Bank and H. Palmer Proctor, Jr., dated as of January 18, 2007 (incorporated by reference from Exhibit 10.2 to Fidelity Southern Corporation’s Form 8-K filed January 22, 2007)

10(h)#	Executive Continuity Agreement among Fidelity, the Bank and James B. Miller, Jr., dated as of January 19, 2006 (incorporated by reference from Exhibit 10.3 to Fidelity Southern Corporation’s Form 8-K filed January 25, 2006)

Exhibit No.	Name of Exhibit

10(i)#	Executive Continuity Agreement among Fidelity, the Bank and H. Palmer Proctor, Jr., dated as of January 19, 2006 (incorporated by reference from Exhibit 10.4 to Fidelity Southern Corporation’s Form 8-K filed January 25, 2006)

10(j)#	Executive Continuity Agreement among Fidelity, the Bank and B. Rodrick Marlow dated as of January 19, 2006 (incorporated by reference from Exhibit 10(i) to Fidelity Southern Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006)

10(k)#	Executive Continuity Agreement among Fidelity, the Bank and David Buchanan dated as of January 19, 2006 (incorporated by reference from Exhibit 10.6 to Fidelity Southern Corporation’s Form 8-K filed January 25, 2006)

10(l)#	Form of 2008 Incentive Compensation Plan among Fidelity, the Bank and James B. Miller, Jr., H. Palmer Proctor, Jr., B. Rodrick Marlow and David Buchanan dated as of January 17, 2008 (incorporated by reference from Exhibit 10.1 to Fidelity Southern Corporation’s Form 8-K filed January 23, 2008)

10(m)#	Director Compensation Arrangements (incorporated by reference for Exhibit 10(j) to Fidelity Southern Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005)

13	Annual Report to Shareholders

21	Subsidiaries of Fidelity Southern Corporation

23	Consent of Ernst & Young LLP

24	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Indicates director and management contracts or compensatory plans or arrangements.

(c)	Financial Statement Schedules.
     See Item 15 (a) (2) above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Fidelity Southern Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fidelity Southern Corporation
By:	/s/ James B. Miller, Jr.
James B. Miller, Jr.
Chairman of the Board

March 13, 2008

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Fidelity Southern Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James B. Miller, Jr. James B. Miller, Jr.	Chairman of the Board and Director (Principal Executive Officer)	March 13, 2008

/s/ B. Rodrick Marlow B. Rodrick Marlow	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2008

* David R. Bockel	Director	March 13, 2008

* Edward G. Bowen, M.D.	Director	March 13, 2008

* Kevin S. King	Director	March 13, 2008

* James H. Miller III	Director	March 13, 2008

/s/ H. Palmer Proctor, Jr. H. Palmer Proctor, Jr.	Director	March 13, 2008

* Robert J. Rutland	Director	March 13, 2008

* W. Clyde Shepherd III	Director	March 13, 2008

* Rankin M. Smith, Jr.	Director	March 13, 2008

* By:	/s/ B. Rodrick Marlow
B. Rodrick Marlow,
Attorney-in-fact pursuant to Power of Attorney filed as part of this Form 10-K.

EXHIBIT INDEX

Exhibit
No.	Name of Exhibit

13	Annual Report to Shareholders

21	Subsidiaries of Fidelity Southern Corporation

23	Consent of Ernst & Young LLP

24	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.