Form 10-Q
period 2008-03-31
FIDELITY SOUTHERN CORP
filed 2008-05-09
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2008
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
                                   (Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 30, 2008

Common Stock, no par value	9,389,314

FIDELITY SOUTHERN CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
(Dollars in thousands)	2008	2007
Assets
Cash and due from banks	$27,129	$22,085
Interest-bearing deposits with banks	1,512	1,357
Federal funds sold	13,788	6,605

Cash and cash equivalents	42,429	30,047
Investment securities available-for-sale (amortized cost of $117,544 and $104,446 at March 31, 2008, and December 31, 2007, respectively)	118,386	103,149
Investment securities held-to-maturity (approximate fair value of $28,359 and $28,727 at March 31, 2008, and December 31, 2007, respectively)	27,978	29,064
Investment in FHLB stock	6,632	5,665
Loans held-for-sale	58,094	63,655
Loans	1,417,722	1,388,358
Allowance for loan losses	(19,046)	(16,557)

Loans, net of allowance for loan losses	1,398,676	1,371,801
Premises and equipment, net	19,239	18,821
Other real estate	8,200	7,307
Accrued interest receivable	8,490	9,367
Bank owned life insurance	26,957	26,699
Other assets	20,612	20,909

Total assets	$1,735,693	$1,686,484

Liabilities
Deposits
Noninterest-bearing demand deposits	$130,594	$131,597
Interest-bearing deposits:
Demand and money market	283,454	314,067
Savings	218,483	216,442
Time deposits, $100,000 and over	301,009	285,497
Other time deposits	468,954	458,022

Total deposits	1,402,494	1,405,625
Federal funds purchased	27,000	5,000
Other short-term borrowings	79,348	70,954
Subordinated debt	67,527	67,527
Other long-term debt	45,000	25,000
Accrued interest payable	7,070	6,760
Other liabilities	6,157	5,655

Total liabilities	1,634,596	1,586,521

Shareholders’ Equity
Common stock, no par value. Authorized 50,000,000; issued and outstanding 9,380,812 and 9,368,904 at March 31, 2008, and December 31, 2007, respectively	46,300	46,164
Accumulated other comprehensive income (loss), net of taxes	522	(804)
Retained earnings	54,275	54,603

Total shareholders’ equity	101,097	99,963

Total liabilities and shareholders’ equity	$1,735,693	$1,686,484

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
(Dollars in thousands except per share data)	2008	2007
Interest income
Loans, including fees	$25,715	$25,453
Investment securities	1,716	1,847
Federal funds sold and bank deposits	42	101

Total interest income	27,473	27,401

Interest expense
Deposits	13,319	14,139
Short-term borrowings	747	511
Subordinated debt	1,408	1,105
Other long-term debt	285	388

Total interest expense	15,759	16,143

Net interest income	11,714	11,258
Provision for loan losses	4,600	500

Net interest income after provision for loan losses	7,114	10,758

Noninterest income
Service charges on deposit accounts	1,163	1,118
Other fees and charges	464	456
Mortgage banking activities	70	121
Brokerage activities	161	237
Indirect lending activities	1,586	1,373
SBA lending activities	414	644
Securities gains, net	1,264	—
Bank owned life insurance	303	287
Other	252	229

Total noninterest income	5,677	4,465

Noninterest expense
Salaries and employee benefits	6,856	6,419
Furniture and equipment	777	684
Net occupancy	1,039	971
Communication	388	399
Professional and other services	907	916
Advertising and promotion	156	244
Stationery, printing and supplies	179	174
Insurance	102	70
Other	983	1,660

Total noninterest expense	11,387	11,537

Income before income tax expense	1,404	3,686
Income tax expense	295	1,122

Net Income	$1,109	$2,564

Earnings per share:
Basic earnings per share	$.12	$.28

Diluted earnings per share	$.12	$.28

Dividends declared per share	$.09	$.09

Weighted average common shares outstanding-basic	9,375,915	9,296,933

Weighted average common shares outstanding-fully diluted	9,375,915	9,306,052

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007
Operating Activities
Net income	$1,109	$2,564
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,600	500
Depreciation and amortization of premises and equipment	539	510
Other amortization	148	198
Share-based compensation	31	38
Proceeds from sales of loans	64,868	106,303
Proceeds from sales of other real estate	270	—
Loans originated for resale	(58,657)	(83,882)
Gains on loan sales	(650)	(990)
Gain on sale of investment securities	(1,264)	—
Gain on sales of other real estate	(38)	—
Net increase in deferred income taxes	(337)	—
Net decrease in accrued interest receivable	877	589
Net increase in cash value of bank owned life insurance	(258)	(248)
Net increase in other assets	(306)	(1,662)
Net increase in accrued interest payable	310	96
Net (decrease) increase in other liabilities	(92)	991

Net cash provided by operating activities	11,150	25,007

Investing Activities
Purchases of investment securities available-for-sale	(21,998)	(5,756)
Purchases of investment in FHLB stock	(1,642)	(2,046)
Proceeds received from sale of investment securities	2,057	—
Maturities and calls of investment securities held-to-maturity	1,089	1,110
Maturities and calls of investment securities available-for-sale	8,082	3,324
Redemption of FHLB stock	675	2,790
Net increase in loans	(32,336)	(3,741)
Capital improvements to other real estate owned	(263)	—
Purchases of premises and equipment	(957)	(128)

Net cash used in investing activities	(45,293)	(4,447)

Financing Activities
Net (decrease) increase in transactional accounts	(29,575)	9,376
Net increase in time deposits	26,444	5,833
Proceeds of issuance of other long-term debt	20,000	—
Net increase (decrease) in short-term borrowings	30,394	(46,910)
Dividends paid	(843)	(836)
Proceeds from the issuance of common stock	105	306

Net cash provided by (used in) financing activities	46,525	(32,231)

Net increase (decrease) in cash and cash equivalents	12,382	(11,671)

Cash and cash equivalents, beginning of period	30,047	58,975

Cash and cash equivalents, end of period	$42,429	$47,304

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15,449	$16,046

Income taxes	$—	$648

Non-cash transfers of loans to other real estate	$861	$342

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2008
1. Basis of Presentation
     The accompanying unaudited consolidated financial statements include the accounts of Fidelity Southern Corporation and its wholly owned subsidiaries (“Fidelity”). Fidelity Southern Corporation (“FSC”) owns 100% of Fidelity Bank (the “Bank”), and LionMark Insurance Company (“LIC”), an insurance agency offering certain consumer credit related insurance products. FSC also owns five subsidiaries established to issue trust preferred securities, which entities are not consolidated for financial reporting purposes in accordance with Financial Account Standard Board (“FASB”) Interpretation No. 46(R), as FSC is not the primary beneficiary. The “Company”, as used herein, includes FSC and its subsidiaries, unless the context otherwise requires.
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
     In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. All such adjustments are normal recurring accruals. Certain previously reported amounts have been reclassified to conform to current presentation. These reclassifications had no impact on net income or shareholders’ equity. The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.
     There were no new accounting policies or changes to existing policies adopted in the first three months of 2008 which had a significant effect on the results of operations or statement of financial condition.
     Operating results for the three month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and Annual Report to Shareholders for the year ended December 31, 2007.

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
     The FRB, FDIC, and GDBF have established capital adequacy requirements as a function of their oversight of bank holding companies and state chartered banks. Each bank holding company and each bank must maintain certain minimum capital ratios. At March 31, 2008, and December 31, 2007, the Company exceeded all capital ratios required by the FRB, FDIC, and GDBF to be considered well capitalized.
3. Contingencies
     In the first quarter of 2008, concurrent with the Company’s mandatory redemption of 29,267 shares of Visa, Inc. common stock upon Visa’s successful initial public offering, the Company reversed a pretax $567,000 litigation expense accrual recorded in the fourth quarter of 2007 to recognize the Company’s proportional share of Visa litigation settlements and litigation reserves.
     Due to the nature of their activities, the Company and its subsidiaries are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of March 31, 2008. While it is difficult to predict or determine the outcome of these proceedings, it is the opinion of management and its counsel that the ultimate liabilities, if any, will not have a material adverse impact on the Company’s consolidated results of operations or its financial position.
4. Comprehensive Income (Loss)
     Comprehensive income (loss) includes net income and other comprehensive income (loss), related to unrealized gains and losses on investment securities classified as available-for-sale. All other comprehensive income (loss) items are tax effected at a rate of 38%.
     During the first quarter of 2008, other comprehensive income net of tax was $1.3 million. Other comprehensive income net of tax was $229,000 for the comparable period of 2007. Comprehensive income for the first quarter of 2008 was $2.4 million compared to comprehensive income of $2.8 million for the same period in 2007.
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
     The Fidelity Southern Corporation Equity Incentive Plan (the “2006 Incentive Plan”), permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other incentive awards (“Incentive Awards”). The maximum number of shares of the Company’s common stock that may be issued under the 2006 Incentive Plan is 750,000 shares, all of which may be stock options. Generally, no award shall be exercisable or become vested or payable more than 10 years after the date of grant. Options granted under the 2006 Incentive Plan have four year terms and become fully exercisable at the end of three years of continued employment. Incentive awards available under the 2006 Incentive Plan totaled 673,333 shares at March 31, 2008. There were no options granted during 2008 under the 2006 Incentive Plan.
     A summary of option activity as of March 31, 2008, and changes during the three month period then ended is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of share	Exercise	Contractual	Intrinsic
	options	Price	Terms	Value
Outstanding at January 1, 2008	178,905	$18.10
Granted	—	—
Exercised	—	—
Forfeited	666	18.70

Outstanding at March 31, 2008	178,239	$18.10	3.06 years	$—

Exercisable at March 31, 2008	66,284	$17.55	2.95 years	$—

     There were no share options exercised during three month period ended March 31, 2008.
6. Other Long-Term Debt
     Other Long-term Debt is summarized as follows (dollars in thousands):

	March 31,	December 31,
	2008	2007
FHLB three year European Convertible Advance with interest at 4.06% maturing November 5, 2010, with a one-time FHLB conversion options to reprice to a three-month LIBOR-based floating rate at the end of two years.	$25,000	$25,000

FHLB four year Fixed Rate Advance with interest at 3.2875% maturing March 12, 2012.	5,000	—

FHLB two year Bermudan Convertible Advance with interest at 1.94% maturing March 12, 2010, with quarterly FHLB conversion options to reprice to a three-month LIBOR-based floating rate beginning June 12, 2008.	5,000	—

FHLB five year European Convertible Advance with interest at 2.395% maturing March 12, 2013, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of two years.	5,000	—

FHLB five year European Convertible Advance with interest at 2.79% maturing March 12, 2013, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of three years.	5,000	—

	$45,000	$25,000

     In March of 2008, the Bank purchased approximately $20 million in fixed rate Agency mortgage backed securities which were funded with $20 million in laddered two year through five year maturity long-term Federal Home Loan Bank advances.
7. Fair Value
     Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” for financial assets and financial liabilities. SFAS No. 157 establishes a common definition of fair value and framework for measuring fair value under U.S. GAAP. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:
     Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
     Level 2 — Quoted prices in markets that are not active, or inputs that are observable, either directly, for substantially the full term of the asset or liability;
     Level 3 — Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).
     A financial instrument’s level within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. The following table presents the assets that are measured at fair value on a recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial position at March 31, 2008 (dollars in thousands).

Fair Value Measurements at March 31, 2008
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
	Total	Securities Level 1	Inputs Level 2	Level 3
Available-for-sale securities	$118,386	$—	$118,386	$—

     Securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. For these securities, the Corporation obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. The investments in the Company’s portfolio are generally not quoted on an exchange but are actively traded in the secondary institutional markets.

     The following table presents the assets that are measured at fair value on a non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial position at March 31, 2008 (dollars in thousands).

Fair Value Measurements at March 31, 2008
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
		Identical	Observable	Inputs
	Total	Securities Level 1	Inputs Level 2	Level 3
Impaired loans	$24,974	$—	$—	$24,974

     Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy. Collateral may include real estate, or business assets including equipment, inventory and accounts receivable. The value of real estate collateral is determined based on an appraisal by qualified licensed appraisers hired by the Company. The value of business equipment is based on an appraisal by qualified licensed appraisers hired by the Company if significant, or the equipment’s net book value on the business’ financial statements. Inventory and accounts receivable collateral are valued based on independent field examiner review or aging reports. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business. Impaired loans are evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.
8. Recent Accounting Pronouncements
     In September 2006, the FASB ratified the consensus on EITF issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF No. 06-04”). EITF No. 06-04 requires recognition of a liability and related compensation costs for endorsement split dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. The Company adopted EITF No. 06-04 effective January 1, 2008. The Company recorded a cumulative-effect debit adjustment to retained earnings of $594,000 in the first quarter of 2008 and expects to have related ongoing expenses of approximately $200,000 per year.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It does not require any new fair value measurements but applies whenever other accounting pronouncements require or permit fair value measurements. The statement was effective as of the beginning of a company’s first fiscal year after November 15, 2007, and interim periods within that fiscal year. The Company adopted this statement effective January 1, 2008. There was no material impact on the Company’s financial condition and statement of operations as a result of the adoption of this statement. (See Note 7.)
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value in an effort to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement was effective as of the beginning of a company’s first fiscal year after November 15, 2007. The Company adopted this statement effective January 1, 2008 and has not elected the fair value option on any financial assets or liabilities. There was no material impact on the Company’s financial condition and statement of operations as a result of the adoption of this statement.

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
     The following analysis reviews important factors affecting our financial condition at March 31, 2008, compared to December 31, 2007, and compares the results of operations for the first quarters of 2008 and 2007. These comments should be read in conjunction with our consolidated financial statements and accompanying notes appearing in this report and the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2007. All percentage and dollar variances noted in the following analysis are calculated from the balances presented in the accompanying financial statements.
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
     This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included herein and are not intended to represent a complete list of all risks and uncertainties in our business. Investors are encouraged to read the related section in our 2007 Annual Report on Form 10-K, including the “Risk Factors” set forth therein. Additional information and other factors that could affect future financial results are included in our filings with the Securities and Exchange Commission.

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
     Our critical accounting policies that are highly dependent on estimates, assumptions and judgment are substantially unchanged from the descriptions included in the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007.
Results of Operations
Earnings
     Net income was $1.1 million for the first quarter of 2008 compared to $2.6 million for the first quarter of 2007, a decrease of 56.7%. Basic and diluted earnings per share for the first quarter of 2008 and 2007 were $.12 and $.28, respectively. The decrease in net income for the first quarter of 2008 when compared to the same period in 2007 was primarily due to a $4.1 million increase in the provision for loan losses to $4.6 million.
     The Company benefited in the first quarter of 2008 from a pretax gain of $1,252,000 on the mandatory redemption of 29,267 shares of Visa, Inc. common stock upon Visa’s successful initial public offering. The Company reversed a pretax $567,000 litigation expense accrual recorded in the fourth quarter of 2007 to recognize the Company’s proportional share of Visa litigation settlements and litigation reserves. Fidelity now owns 33,168 shares of restricted Visa stock as a result of the initial public offering, with a zero cost basis.
Net Interest Income
     Net interest income increased $456,000 or 4.1% in the first quarter of 2008 to $11.7 million compared to $11.3 million for the same period in 2007 resulting primarily from significant growth in loan volume in addition to a five basis point increase in the net interest spread. The average balance of interest-earning assets increased by $88.7 million or 5.8% to $1.6 billion for the first quarter of 2008, when compared to the same period in 2007. The yield on interest-earning assets for the first quarter of 2008 was 6.86%, a decrease of 45 basis points when compared to the yield on interest-earning assets for the same period in 2007. The average balance of loans outstanding for the first quarter of 2008 increased $98.9 million or 7.2% to $1.5 billion when compared to the same period in 2007. The yield on average loans outstanding for the period decreased 51 basis points to 7.04% when compared to the same period in 2007 as a result of a net decrease in the prime lending rate and to a lesser extent, an increase in nonperforming loans.
     The average balance of interest-bearing liabilities increased $102.1 million or 7.5% to $1.5 billion for the first quarter of 2008 and the rate on this average balance decreased 49 basis points to 4.33% when compared to the same period in 2007. The 49 basis point decrease in the cost of interest-bearing liabilities was greater than the 45 basis point decrease in the yield on interest earning assets, resulting in a five basis point increase in net interest spread. Net interest margin decreased eight basis points to 2.94% for the first quarter of 2008 compared to 3.02% for the same period in 2007.
Provision for Loan Losses
     The allowance for loan losses is established and maintained through provisions charged to operations. Such provisions are based on management’s evaluation of the loan portfolio including loan portfolio concentrations, current economic conditions, the economic outlook, past loan loss experience, adequacy of underlying collateral, and such other factors which, in management’s judgment, require consideration in estimating loan losses. Loans are charged off or charged down when, in the opinion of management, such loans are deemed to be uncollectible or not fully collectible. Subsequent recoveries are added to the allowance.
     For all loan categories, historical loan loss experience, adjusted for changes in the risk characteristics of each loan category, current trends, and other factors, is used to determine the level of allowance required. Additional amounts are allocated based on the probable losses of individual troubled loans and the effect of economic conditions on both individual loans and loan categories. Since the allocation is based on estimates and subjective judgment, it is not necessarily indicative of the specific amounts of losses that may ultimately occur.
     In determining the allocated allowance, all portfolios are treated as homogenous pools. The allowance for loan losses for the homogenous pools is allocated to loan types based on historical net charge-off rates adjusted for any current or anticipated changes in these trends. Within the commercial, commercial real estate, SBA, construction and business banking loan portfolios, every nonperforming loan and loans having greater than normal risk characteristics are not treated as homogenous pools and are individually reviewed for a specific allocation. The specific allowance for these individually reviewed loans is based on a specific loan impairment analysis.
     In determining the appropriate level for the allowance, management ensures that the overall allowance appropriately reflects a margin for the imprecision inherent in most estimates of the range of probable credit losses. This additional allowance is reflected in the overall allowance. Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio at March 31, 2008 (see “Asset Quality”).
     The provision for loan losses for the first quarter of 2008 was $4.6 million compared to $500,000 for the same period in 2007. The allowance for loan losses as a percentage of loans at March 31, 2008, was 1.34% compared to 1.19% at December 31, 2007, and to 1.04% at March 31, 2007. The increase in the provision in the first quarter of 2008 as compared to the first quarter of 2007 and the increase in the allowance as a percentage of loans at March 31, 2008, was due to management’s assessment of the slowing economy and housing market, as well as increased charge-offs. The ratio of net charge-offs to average loans on an annualized basis for the first quarter of 2008 increased to .60% compared to .27% for the same period in 2007. The ratio of net charge-offs to average loans for the year ended December 31, 2007 was .45%. The following schedule summarizes changes in the allowance for loan losses for the periods indicated (dollars in thousands):

	Three Months Ended		Year Ended
	March 31,		December 31,
	2008	2007	2007
Balance at beginning of period	$16,557	$14,213	$14,213
Charge-offs:
Commercial, financial and agricultural	14	—	200
SBA	—	—	—
Real estate-construction	535	161	1,934
Real estate-mortgage	11	6	82
Consumer installment	1,869	952	5,301

Total charge-offs	2,429	1,119	7,517

Recoveries:
Commercial, financial and agricultural	—	10	257
SBA	56	3	—
Real estate-construction	—	—	190
Real estate-mortgage	13	1	78
Consumer installment	249	201	836

Total recoveries	318	215	1,361

Net charge-offs	2,111	904	6,156
Provision for loan losses	4,600	500	8,500

Balance at end of period	$19,046	$13,809	$16,557

Ratio of net charge-offs to average loans	.60%	.27%	.45%

Allowance for loan losses as a percentage of loans at end of period	1.34%	1.04%	1.19%

     Substantially all of the consumer installment loan net charge-offs in the first quarter of 2008 were from the indirect automobile loan portfolio. Consumer installment loan net charge-offs increased $869,000 to $1.6 million for the quarter ended March 31, 2008, compared to the same quarter in 2007. The general economy and the Atlanta economy continued to decline in the first quarter of 2008, as what began as a real estate slowdown impacted other areas of the economy, including impacting our consumer lending portfolio. The annualized ratio of net charge-offs to average consumer loans outstanding was 0.87% and 0.45% during the first quarter of 2008 and 2007, respectively. Consumer loan net charge-offs represented 76.7% of total net charge-offs for the first quarter of 2008.
     Construction loan net charge-offs were $535,000 in the first quarter of 2008 compared to $161,000 in the same period of 2007. Nearly 70% of the charge-offs for the first quarter of 2008 were the result of a relationship with one borrower. Management will continue to monitor closely and aggressively address credit quality and trends in the residential construction loan portfolio. The residential construction loan portfolio will require close scrutiny through at least the remainder of the calendar year.
Noninterest Income
     Noninterest income for the first quarter of 2008 was $5.7 million compared to $4.5 million for the same period in 2007, an increase of $1.2 million, or 27.1%. This increase was primarily due to a gain of $1.3 million on the mandatory redemption of 29,267 shares of Visa, Inc. common stock upon Visa’s successful initial public offering.

     Income from indirect lending activities, which includes both net gains from the sale of indirect automobile loans and servicing and ancillary loan fees on loans sold, for the first quarter of 2008 increased $213,000 or 15.5% to $1.6 million compared to the same period of 2007. The increase was due primarily to increased ancillary loan servicing fees on loans sold. Indirect automobile loans serviced for others totaled $276 million and $283 million at March 31, 2008 and 2007, respectively, a decrease of $7 million or 2.5% due to fewer loan sales with servicing retained. The increase in servicing income is a result of a higher average amount of loans serviced for the first quarter of 2008 compared to 2007. There were service retained sales of $27 million of indirect automobile loans and service release sales of $24 million in the first quarter of 2008 compared to service retained sales of $74 million in the first quarter of 2007.
     Income from SBA lending activities decreased $230,000 or 35.7% to $414,000 due a reduction in the gain on loans sold and a reduction in the volume of loans sold. SBA loans sold totaled $11.4 million for the first quarter of 2007, of which $5.3 million was from SBA 504 loans, compared to $6.7 million sold in the first quarter of 2008, which included no SBA 504 loans. With the continuing credit markets, asset-backed securitization and liquidity issues, the market price and thus the profit on sales of SBA 504 loans has been less than normal. Based on management’s analysis, it is more advantageous to hold these high yielding loans until the market recovers to a more normal level. Our intent is to sell these SBA 504 loans when the market returns to more normal levels.
     Service charges on deposit accounts increased $45,000 or 4.0% to $1.2 million due to the growing number of transaction accounts resulting from the transaction account acquisition program designed to attract lower-costing deposits generating service charges and fees.
Noninterest Expense
     Noninterest expense was $11.4 million for the first quarter of 2008, compared to $11.5 million for the same period in 2007, a decrease of $150,000 or 1.3%. In the fourth quarter of 2007, the Company recorded a $567,000 expense to recognize its proportional share of Visa litigation settlements, litigation reserves and certain other litigation. Because a portion of the proceeds from the Visa initial public offering funded a $3 billion litigation liability reserve for the American Express settlement, the Discover litigation, and other specific litigation matters, on which our $567,000 litigation accrual was based, management reversed the accrual during the first quarter of 2008. Partially offsetting the reversal was an increase in salaries and employee benefits expense, which increased 6.8% or $437,000 to $6.9 million in the first quarter of 2008 compared to the same period in 2007. The increase was primarily attributable to the addition of seasoned loan production and branch operations staff, including SBA, indirect automobile, and commercial lenders to increase lending volume, and staff for the three new branches added in the second and third quarters of 2007. Full-time equivalent employees totaled 392 at March 31, 2008, compared to 383 at March 31, 2007.
Provision for Income Taxes
     The provision for income taxes for the first quarter of 2008 was $295,000 compared to $1.1 million for the same period in 2007. The effective tax rate for the first quarter of 2008 was 21.0% compared to 30.4% for the first quarter of 2007. The decline in the effective income tax rate was in part the result of the increased average balances of tax-exempt investment securities during the first quarter of 2008 and in part due to the decline in taxable income in the first quarter of 2008.

Financial Condition
Assets
     Total assets were $1.736 billion at March 31, 2008, compared to $1.686 billion at December 31, 2007, an increase of $49.2 million, or 2.9%. This increase was due to a $23.8 million increase in loans, a $15.1 million increase in investments, and a $12.4 million increase in cash and cash equivalents.
     Loans increased $29.4 million or 2.1% to $1.418 billion at March 31, 2008 compared to $1.388 billion at December 31, 2007. The increase in loans was primarily the result of an increase in total commercial loans including SBA loans of $8.7 million or 2.8% to $315.1 million and growth in consumer installment loans of $11.2 million or 2.1% to $717.4 million.
     Investment securities increased $15.1 million or 11.0% to $153.0 million at March 31, 2008 compared to $137.9 million at December 31, 2007. The increase was a result of management’s decision to enter into a series of transactions in March of 2008 to take advantage of the steepness of the yield curve. Management purchased $19.6 million in agency (U.S. government sponsored entity) mortgage backed securities and funded the transaction with $20.0 million in laddered maturity advances from the Federal Home Loan Bank. In addition, management added three general obligation municipal bonds to the portfolio for a total of $2.4 million. Decreasing the size of the investment portfolio in the first quarter of 2008 were principal paydowns on mortgage backed securities, a $5.0 million agency note which was called at par and the sale of a $792,000 general obligation municipal security for a gain of $12,000.
     Cash and cash equivalents increased 41.2% or $12.4 million to $42.4 million at March 31, 2008 compared to December 31, 2007. This balance varies with the Bank’s liquidity needs and is influenced by scheduled loan closings, timing of customer deposits, loan sales, and the day of the week on which the quarter ends.
     The following schedule summarizes our total loans at March 31, 2008, and December 31, 2007 (dollars in thousands):

	March 31,	December 31,
	2008	2007
Loans:
Commercial, financial and agricultural	$119,163	$107,325
Tax exempt commercial	9,014	9,235
Real estate — mortgage — commercial	186,961	189,881

Total commercial	315,138	306,441
Real estate — construction	287,248	282,056
Real estate — mortgage — residential	97,980	93,673
Consumer installment	717,356	706,188

Loans	1,417,722	1,388,358
Allowance for loan losses	19,046	16,557

Loans, net of allowance	$1,398,676	$1,371,801

Total Loans:
Loans	$1,417,722	$1,388,358
Loans Held-for-Sale:
Residential mortgage	2,121	1,412
Consumer installment	26,000	38,000
SBA	29,973	24,243

Total loans held-for-sale	58,094	63,655

Total loans	$1,475,816	$1,452,013

Asset Quality
     The following schedule summarizes our asset quality position at March 31, 2008, and December 31, 2007 (dollars in thousands):

	March 31,		December 31,
	2008		2007
Nonperforming assets:
Nonaccrual loans	$26,415		$14,371
Repossessions	2,341		2,512
Other real estate	8,200		7,308

Total nonperforming assets	$36,956		$24,191

Loans 90 days past due and still accruing	$125		$23

Allowance for loan losses	$19,046		$16,557

Ratio of loans past due and still accruing to loans	—%		—%

Ratio of nonperforming assets to total loans and repossessions	2.50%		1.64%

Allowance to period-end loans	1.34%		1.19%

Allowance to nonaccrual loans and repossessions (coverage ratio)	.66	x	.98	x

     The increase in nonperforming assets from December 31, 2007 to March 31, 2008, was primarily driven by increases in nonaccrual loans and other real estate, approximately 88% of which totals are secured by real estate. Approximately $10.2 million of the $12.0 million increase in nonaccrual loans from December 31, 2007 to March 31, 2008, was related to the residential construction portfolio.
     The $26.4 million in nonaccrual loans at March 31, 2008, included $22.1 million in residential construction loans, $2.8 million in commercial and SBA loans and $1.5 million in retail and consumer loans. Of the $22.1 million in residential construction loans on nonaccrual, $15.5 million was related to 80 single family construction loans with completed homes and homes in various stages of completion and $6.6 million was related to 106 single family developed lots.
     Management anticipates an increase in total nonperforming assets in the near term, including four builder relationships with loans totaling $17.8 million put on nonaccrual in April. These builder relationships had previously been identified as relationships requiring increased monitoring and management. The $17.8 million consisted of $13.0 million in 60 residential single family construction properties including both completed homes and homes in various stages of completion and $4.8 million in 53 single family developed lots. The reversal of interest accrued on these loans will not be material to second quarter operating results. Specific allowances related to these loans will be appropriately reflected in the allowance for loan losses at the end of the second quarter.
     The $8.2 million in other real estate at March 31, 2008, included $6.6 million in residential construction related balances and $1.6 million in a commercial office building under contract to sell. The $6.6 million in residential construction related other real estate consisted of $3.5 million in 24 residential single family homes completed or substantially completed and $3.1 million in 70 single family developed lots.

     As of March 31, 2008, we had filed and advertised for April 2008 foreclosures on $5.8 million in nonperforming residential construction properties consisting of $5.4 million in 29 residential single family construction properties including both completed homes and homes in various stages of completion and $360,000 in 9 single family developed lots.
     Management’s assessment of the overall loan portfolio is that loan quality and performance are continuing to be adversely affected by the slowing economy in general and the real estate market in particular. This section should be read in conjunction with the discussion in “Provision for Loan Losses”.
Investment Securities
     Total unrealized gains on investment securities available-for-sale, net of unrealized losses of $724,000, were $842,000 at March 31, 2008. Total unrealized losses on investment securities available-for-sale, net of unrealized gains of $242,000, were $1.5 million at December 31, 2007. Net unrealized losses on investment securities available-for-sale decreased $1.3 during the first quarter of 2008.
     Declines in fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, (iii) the financial condition and near term prospects of the insurer, if applicable, and (iv) the intent and ability of the Company to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
     Two individual investment securities were in a continuous unrealized loss position in excess of 12 months at March 31, 2008, with an aggregate unrealized loss of $110,000. Both securities were agency pass-through mortgage backed securities and the unrealized loss positions resulted not from credit quality issues, but from market interest rate increases over the interest rates prevalent at the time the mortgage backed securities were purchased, and are considered temporary, with full collection of principal and interest anticipated.
     Also, as of March 31, 2008, management had the ability and intent to hold the temporarily impaired securities for a period of time sufficient for a recovery of cost. Accordingly, as of March 31, 2008, management believes the impairments discussed above are temporary and no impairment loss has been recognized in our Consolidated Statements of Income.
Deposits
     Total deposits at March 31, 2008, were $1.402 billion compared to $1.406 billion at December 31, 2007, a $3.1 million or 0.2% decrease. Savings deposits increased $2.0 million or 0.9% to $218.5 million. Interest-bearing demand and money market accounts decreased $30.6 million or 9.7% to $283.5 million. Time deposits increased $26.4 million or 3.6% to $770.0 million. Noninterest-bearing demand deposits decreased $1.0 million or 0.8% to $130.6 million. The decrease in interest-bearing demand and money market accounts is in part the result of fluctuations in certain larger balance accounts in which tax payments or other business related needs caused decreases in the end-of-quarter balances. Also, as rates on checking accounts have decreased, there has been some movement into higher yielding certificates of deposit, which increased during the first quarter. The number of transaction accounts has continued to increase as a result of the extensive transaction account acquisition program. Management believes that our transactional deposit accounts will continue to increase during the remainder of 2008.

Short-Term Borrowings
     There were $27.0 million in Federal funds purchased at March 31, 2008, compared to $5.0 million at December 31, 2007, an increase of $22.0 million. Other short-term borrowings at March 31, 2008, totaled $79.3 million compared to $71.0 million at December 31, 2007, an increase of $8.4 million or 11.8%. Other short-term borrowings at March 31, 2008, consisted of $32.3 million in overnight repurchase agreements primarily with commercial transaction account customers, $35.0 million in FHLB variable rate advances, and $12.0 million of other collateralized debt maturing during 2008.
     Federal funds purchased varies with the daily liquidity needs of the Bank and averaged $17.7 million for the quarter ended March 31, 2008 compared to $15.4 million for the quarter ended December 31, 2007. Other short-term borrowings increased because of higher balances of securities sold under repurchase agreements.
Other Long-Term Debt
     Other long-term debt increased $20.0 million or 80.0% to $45.0 million at March 31, 2008 compared to $25.0 million at December 31, 2007. In March of 2008, the Bank purchased approximately $20.0 million in fixed rate Agency mortgage backed securities which were funded with $20.0 million in laddered two year through five year maturity long-term Federal Home Loan Bank advances as described below.
     On March 12, 2008, the Company entered into a $5.0 million four year FHLB fixed rate advance collateralized with pledged qualifying real estate loans and maturing March 12, 2012. The advance bears interest at 3.2875%. The Bank may prepay the advance subject to a prepayment penalty. However, should the FHLB receive compensation from its hedge parties upon a prepayment, that compensation would be payable to the Bank less an administrative fee.
     On March 12, 2008, the Company entered into a $5.0 million two year FHLB Bermudan convertible advance collateralized with pledged qualifying real estate loans and maturing March 12, 2010. The advance bears interest at 1.94% at March 31, 2008. The FHLB has the option quarterly beginning June 12, 2008 to convert the interest rate from a fixed rate to a variable rate based on three month LIBOR plus a spread charged by the FHLB to its members for an adjustable rate credit advance with the same remaining maturity. Should the FHLB exercise its option to convert the advance, the Bank may prepay the advance on the conversion date and each quarterly interest payment date thereafter with no prepayment penalty.
     On March 12, 2008, the Company entered into a $5.0 million five year FHLB European convertible advance collateralized with pledged qualifying real estate loans and maturing March 12, 2013. The advance bears interest at 2.395% at March 31, 2008. The FHLB has the one time option on March 12, 2010 to convert the interest rate from a fixed rate to a variable rate based on three month LIBOR plus a spread charged by the FHLB to its members for an adjustable rate credit advance with the same remaining maturity. Should the FHLB exercise its option to convert the advance, the Bank may prepay the advance on the conversion date and each quarterly interest payment date thereafter with no prepayment penalty.
     On March 12, 2008, the Company entered into a $5.0 million five year FHLB European convertible advance collateralized with pledged qualifying real estate loans and maturing March 12, 2013. The advance bears interest at 2.79% at March 31, 2008. The FHLB has the one time option on March 14, 2011 to convert the interest rate from a fixed rate to a variable rate based on three month LIBOR plus a spread charged by the FHLB to its members for an adjustable rate credit advance with the same remaining maturity. Should the FHLB exercise its option to convert the advance, the Bank may prepay the advance on the conversion date and each quarterly interest payment date thereafter with no prepayment penalty.

     If the Bank should decide to prepay any of the convertible advances above prior to conversion by the FHLB, it will be subject to a prepayment penalty. However, should the FHLB receive compensation from its hedge parties upon a prepayment, that compensation would be payable to the Bank less an administrative fee.
Subordinated Debt
     The Company has five unconsolidated business trust (“trust preferred”) subsidiaries that are variable interest entities: FNC Capital Trust I, Fidelity National Capital Trust I, Fidelity Southern Statutory Trust I, Fidelity Southern Statutory Trust II, and Fidelity Southern Statutory Trust III. Our subordinated debt consists of the outstanding obligations of the five trust preferred issues and the amounts to fund the investments in the common stock of those entities.
     The following schedule summarizes our subordinated debt at March 31, 2008 (dollars in thousands):

			Subordinated
Type	Issued(1)	Par	Debt(2)	Interest Rate
Trust Preferred	March 8, 2000	$10,500	$10,825	Fixed @ 10.875%
Trust Preferred	July 19, 2000	10,000	10,309	Fixed @ 11.045%
Trust Preferred	June 26, 2003	15,000	15,464	Variable @ 5.706%(3)
Trust Preferred	March 17, 2005	10,000	10,310	Variable @ 4.690%(4)
Trust Preferred	August 20, 2007	20,000	20,619	Fixed @ 6.620%(5)

		$65,500	$67,527

1.	Each trust preferred security has a final maturity thirty years from the date of issuance.

2.	Includes investments in the common stock of these entities.

3.	Reprices quarterly at a rate 310 basis points over three month LIBOR and is subject to refinancing or repayment at par in June 2008 with regulatory approval.

4.	Reprices quarterly at a rate 189 basis points over three month LIBOR.

5.	Five year fixed rate, and then reprices quarterly at a rate 140 basis points over three month LIBOR.
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

     Management seeks to maintain a stable net liquidity position while optimizing operating results, as reflected in net interest income, the net yield on interest-earning assets and the cost of interest-bearing liabilities in particular. Our Asset/Liability Management Committee (“ALCO”) meets regularly to review the current and projected net liquidity positions and to review actions taken by management to achieve this liquidity objective. Managing the levels of total liquidity, short-term liquidity, and short-term liquidity sources continues to be an important exercise because of the orchestration of the projected SBA and indirect automobile loan production and sales, SBA loans held-for-sale balances, indirect automobile loans held-for-sale balances, and individual loans and pools of loans sold anticipated to increase from time to time during the year.
     As of March 31, 2008, we had unused sources of liquidity in the form of unused unsecured Federal funds lines totaling $35.0 million, unpledged securities with a market value of $5.0 million, brokered deposits available through investment banking firms and significant additional FHLB and FRB lines of credit, subject to available qualifying collateral.
Shareholders’ Equity
     Shareholders’ equity was $101 million at March 31, 2008, and $100 million at December 31, 2007. Shareholders’ equity as a percent of total assets was 5.8% at March 31, 2008, compared to 5.9% at December 31, 2007. The increase in shareholders’ equity in the first quarter of 2008 was primarily the result of net income plus common stock issued, net of dividends paid and the cumulative effect adjustment as a result of the adoption of EITF No. 06-04 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” (See Note 8.)
     At March 31, 2008, and December 31, 2007, we exceeded all minimum capital ratios required by the FRB, as reflected in the following schedule:

	FRB
	Minimum
	Capital	March 31,	December 31,
Capital Ratios:	Ratio	2008	2007
Leverage	4.00%	7.78%	7.93%
Risk-Based Capital
Tier I	4.00	8.28	8.43
Total	8.00	11.51	11.55
     The following table sets forth the capital requirements for the Bank under FDIC regulations and the Bank’s capital ratios at March 31, 2008, and December 31, 2007, respectively:

	FDIC
	Regulations
	Well	March 31,	December 31,
Capital Ratios:	Capitalized	2008	2007
Leverage	5.00%	7.97%	8.10%
Risk-Based Capital
Tier I	6.00	8.47	8.60
Total	10.00	10.31	10.30
     During the first quarter of 2008, we declared and paid dividends on our common stock of $.09 per share totaling $843,000, which was equal to the amount of dividends paid per share when compared to the same period in 2007. Dividends for the remainder of 2008 will be reviewed quarterly, with the declared and paid dividend consistent with current earnings, capital requirements and forecasts of future earnings.

Market Risk
     Our primary market risk exposures are credit risk and interest rate risk and, to a lesser extent, liquidity risk. We have little or no risk related to trading accounts, commodities, or foreign exchange.
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

     As discussed, the negative impact of an immediate and sustained 200 basis point increase in market rates of interest on the net present value (equity at risk) was well within established tolerances as of the most recent shock analysis and was significantly less than that for the prior quarter, primarily because of the reduced sensitivity in our loans and investment securities. Also, the negative impact of an immediate and sustained 200 basis point decrease in market rates of interest on net interest income and net income was well within established tolerances and reflected a decrease in interest rate sensitivity compared to the prior quarter. We follow FDIC guidelines for non-maturity deposits such as interest-bearing transaction and savings accounts in the interest rate sensitivity (gap) analysis; therefore, this analysis does not reflect the full impact of rapidly rising or falling market rates of interest on these accounts compared to the results of the rate shock analysis.
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
     The interest rate sensitivity structure within our balance sheet at March 31, 2008, indicated a cumulative net interest sensitivity liability gap of 15.01% when projecting out one year. In the near term, defined as 90 days, there was a cumulative net interest sensitivity liability gap of 4.72% at March 31, 2008. When projecting forward six months, there was a cumulative net interest sensitivity liability gap of 9.28%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. Our policy states that the cumulative gap at six months and one year should generally not exceed 15% and 10%, respectively. Our cumulative gap at one year exceeds the 10% threshold established for this measure primarily due to management’s expectation of flat to falling interest rates throughout the second and third quarters of 2008. We have positioned many of our time deposit maturities in the one month to six month range based on the above, resulting in an increase in our liability sensitivity and positioning ourselves to take advantage of flat to falling interest rates in the short term. Management intends to begin to extend the maturities of our interest-bearing liabilities during the second quarter of 2008. The interest rate shock analysis is generally considered to be a better indicator of interest rate risk and it reflects this increase in liability sensitivity.

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
Changes in Internal Control over Financial Reporting
     There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     We are a party to claims and lawsuits arising in the course of normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of March 31, 2008, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our results of operations or financial condition.
Item 1A. Risk Factors
     While the Company attempts to identify, manage, and mitigate risks and uncertainties associated with its business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our cash flows, results of operations, and financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 6. Exhibits
(a) Exhibits. The following exhibits are filed as part of this Report.
3(a) and 4(a)	Amended and Restated Articles of Incorporation of Fidelity Southern Corporation (incorporated by reference from Exhibit 3(f) to Fidelity Southern Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003)

3(b)	By-Laws (incorporated by reference from Exhibit 3(b) to Fidelity Southern Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY SOUTHERN CORPORATION (Registrant)

Date: May 7, 2008	BY:	/s/ James B. Miller, Jr.

James B. Miller, Jr.
Chief Executive Officer

Date: May 7, 2008	BY:	/s/ B. Rodrick Marlow

B. Rodrick Marlow
Chief Financial Officer