Form 10-Q
period 2008-06-30
FIDELITY SOUTHERN CORP
filed 2008-08-11
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 31, 2008
Common Stock, no par value	9,429,410

FIDELITY SOUTHERN CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	December 31,
(Dollars in thousands)	June 30, 2008	2007

Assets
Cash and due from banks	$27,697	$22,085
Interest-bearing deposits with banks	1,528	1,357
Federal funds sold	11,804	6,605

Cash and cash equivalents	41,029	30,047
Investment securities available-for-sale (amortized cost of $125,955 and $104,446 at June 30, 2008, and December 31, 2007, respectively)	123,100	103,149
Investment securities held-to-maturity (approximate fair value of $26,393 and $28,727 at June 30, 2008, and December 31, 2007, respectively)	26,767	29,064
Investment in FHLB stock	6,181	5,665
Loans held-for-sale	67,548	63,655
Loans	1,444,577	1,388,358
Allowance for loan losses	(22,521)	(16,557)

Loans, net of allowance for loan losses	1,422,056	1,371,801
Premises and equipment, net	19,595	18,821
Other real estate	10,901	7,307
Accrued interest receivable	8,667	9,367
Bank owned life insurance	27,233	26,699
Other assets	25,184	20,909

Total assets	$1,778,261	$1,686,484

Liabilities
Deposits
Noninterest-bearing demand deposits	$134,823	$131,597
Interest-bearing deposits:
Demand and money market	281,666	314,067
Savings	215,530	216,442
Time deposits, $100,000 and over	316,466	285,497
Other time deposits	503,088	458,022

Total deposits	1,451,573	1,405,625
Federal funds purchased	21,000	5,000
Other short-term borrowings	80,988	70,954
Subordinated debt	67,527	67,527
Other long-term debt	47,500	25,000
Accrued interest payable	5,947	6,760
Other liabilities	6,456	5,655

Total liabilities	1,680,991	1,586,521

Shareholders’ Equity
Common stock, no par value. Authorized 50,000,000; issued and outstanding 9,410,192 and 9,368,904 at June 30, 2008, and December 31, 2007, respectively	46,512	46,164
Accumulated other comprehensive loss, net of taxes	(1,770)	(804)
Retained earnings	52,528	54,603

Total shareholders’ equity	97,270	99,963

Total liabilities and shareholders’ equity	$1,778,261	$1,686,484

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Dollars in thousands except per share data)	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest income
Loans, including fees	$49,848	$51,866	$24,133	$26,413
Investment securities	3,694	3,683	1,978	1,836
Federal funds sold and bank deposits	95	169	53	68

Total interest income	53,637	55,718	26,164	28,317

Interest expense
Deposits	25,214	28,745	11,895	14,606
Short-term borrowings	1,230	1,020	483	509
Subordinated debt	2,686	2,215	1,278	1,110
Other long-term debt	725	781	440	393

Total interest expense	29,855	32,761	14,096	16,618

Net interest income	23,782	22,957	12,068	11,699
Provision for loan losses	10,450	2,150	5,850	1,650

Net interest income after provision for loan losses	13,332	20,807	6,218	10,049

Noninterest income
Service charges on deposit accounts	2,363	2,324	1,200	1,206
Other fees and charges	975	930	511	474
Mortgage banking activities	195	200	125	79
Brokerage activities	272	404	111	167
Indirect lending activities	3,096	2,679	1,510	1,306
SBA lending activities	777	1,214	363	570
Securities gains, net	1,264	—	—	—
Bank owned life insurance	601	571	298	284
Other	499	489	247	260

Total noninterest income	10,042	8,811	4,365	4,346
Noninterest expense
Salaries and employee benefits	13,224	12,691	6,368	6,272
Furniture and equipment	1,520	1,405	743	721
Net occupancy	2,022	1,927	983	956
Communication	818	866	430	467
Professional and other services	1,864	1,831	957	915
Advertising and promotion	274	429	119	185
Stationery, printing and supplies	345	380	166	206
Insurance	192	150	90	80
Other	3,588	3,237	2,605	1,577

Total noninterest expense	23,847	22,916	12,461	11,379

Income (loss) before income tax expense	(473)	6,702	(1,878)	3,016
Income tax (benefit) expense	(681)	2,068	(976)	946

Net Income	$208	$4,634	$(902)	$2,070

Earnings per share:
Basic earnings per share	$.02	$.50	$(.10)	$.22

Diluted earnings per share	$.02	$.50	$(.10)	$.22

Dividends declared per share	$.18	$.18	$.09	$.09

Weighted average common shares outstanding-basic	9,384,856	9,310,016	9,393,797	9,322,956

Weighted average common shares outstanding-fully diluted	9,384,856	9,316,053	9,393,797	9,325,821

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Dollars in thousands)	Six Months Ended
	June 30,
	2008	2007
Operating Activities
Net income	$208	$4,634
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,450	2,150
Depreciation and amortization of premises and equipment	1,092	1,024
Other amortization	202	129
Share-based compensation	61	63
Impairment of other real estate	863	—
Excess tax benefit from share-based compensation	—	(15)
Proceeds from sales of loans	106,964	149,779
Proceeds from sales of other real estate	2,826	—
Loans originated for resale	(109,402)	(149,924)
Gains on loan sales	(1,455)	(1,519)
Gain on sale of investment securities	(1,264)	—
Gain on sales of other real estate	(135)	—
Net increase in deferred income taxes	(2,738)	(340)
Net decrease (increase) in accrued interest receivable	700	(154)
Net increase in cash value of bank owned life insurance	(534)	(492)
Net increase in other assets	(1,117)	(2,799)
Net (decrease) increase in accrued interest payable	(813)	77
Net increase (decrease) in other liabilities	207	(290)

Net cash provided by operating activities	6,115	2,323

Investing Activities
Purchases of investment securities available-for-sale	(34,562)	(6,549)
Purchases of investment in FHLB stock	(4,386)	(4,071)
Proceeds received from sale of investment securities	2,057	—
Maturities and calls of investment securities held-to-maturity	2,303	2,234
Maturities and calls of investment securities available-for-sale	12,224	6,750
Redemption of FHLB stock	3,870	3,690
Net increase in loans	(67,372)	(20,370)
Capital improvements to other real estate owned	(481)	(70)
Purchases of premises and equipment	(1,866)	(1,014)

Net cash used in investing activities	(88,213)	(19,400)

Financing Activities
Net (decrease) increase in transactional accounts	(30,087)	5,527
Net increase (decrease) in time deposits	76,035	(767)
Proceeds of issuance of other long-term debt	27,500	—
Repayment of other long-term debt	(5,000)	—
Net increase (decrease) in short-term borrowings	26,034	(22,243)
Dividends paid	(1,689)	(1,675)
Proceeds from the issuance of common stock	287	701
Excess tax benefit from share-based compensation	—	15

Net cash provided by (used in) financing activities	93,080	(18,442)

Net increase (decrease) in cash and cash equivalents	10,982	(35,519)

Cash and cash equivalents, beginning of period	30,047	58,975

Cash and cash equivalents, end of period	$41,029	$23,456

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$30,667	$32,684

Income taxes	$975	$3,645

Non-cash transfers of loans to other real estate	$6,667	$2,814

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2008
1. Basis of Presentation
     The accompanying unaudited consolidated financial statements include the accounts of Fidelity Southern Corporation and its wholly owned subsidiaries (“Fidelity”). Fidelity Southern Corporation (“FSC”) owns 100% of Fidelity Bank (the “Bank”), and LionMark Insurance Company, an insurance agency offering consumer credit related insurance products. FSC also owns five subsidiaries established to issue trust preferred securities, which entities are not consolidated for financial reporting purposes in accordance with Financial Account Standard Board (“FASB”) Interpretation No. 46(R), as FSC is not the primary beneficiary. The “Company”, as used herein, includes FSC and its subsidiaries, unless the context otherwise requires.
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
     In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. All such adjustments are normal recurring accruals. Certain previously reported amounts have been reclassified to conform to current presentation. These reclassifications had no impact on net income or shareholders’ equity. The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Other than as discussed in Note 9, there were no new accounting policies or changes to existing policies adopted in the first six months of 2008 which had a significant effect on the results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.
     Operating results for the three and six month periods ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and Annual Report to Shareholders for the year ended December 31, 2007.

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
     The FRB, FDIC, and GDBF have established capital adequacy requirements as a function of their oversight of bank holding companies and state chartered banks. Each bank holding company and each bank must maintain certain minimum capital ratios. At June 30, 2008, and December 31, 2007, the Company exceeded all capital ratios required by the FRB, FDIC, and GDBF to be considered well capitalized.
3. Contingencies
     In the first quarter of 2008, concurrent with the Company’s mandatory redemption of 29,267 shares of Visa, Inc. common stock upon Visa’s successful initial public offering, the Company reversed a pretax $567,000 litigation expense accrual recorded in the fourth quarter of 2007 to recognize the Company’s estimated proportional share of Visa litigation settlements and litigation reserves. Based on the continuing ownership of 46,436 shares of restricted class B Visa stock, further liabilities may arise based on ongoing involvement with Visa.
     Due to the nature of their activities, the Company and its subsidiaries are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of June 30, 2008. While it is difficult to predict or determine the outcome of these proceedings, it is the opinion of management and its counsel that the ultimate liabilities, if any, will not have a material adverse impact on the Company’s consolidated results of operations or its financial position.
4. Comprehensive Income (Loss)
     Comprehensive income (loss) includes net income and other comprehensive income (loss), related to unrealized gains and losses on investment securities classified as available-for-sale. All other comprehensive income (loss) items are tax effected at a rate of 38%.
     During the second quarter and the first six months of 2008, other comprehensive loss net of tax was $2.3 million and $1.0 million, respectively. Other comprehensive loss net of tax was $1.7 million and $1.5 million for the comparable periods of 2007. Comprehensive loss for the second quarter and the first six months of 2008 was $3.2 million and $758,000, respectively, compared to comprehensive income of $382,000 and $3.2 million for the same periods in 2007.
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

     The Fidelity Southern Corporation Equity Incentive Plan (the “2006 Incentive Plan”), permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other incentive awards (“Incentive Awards”). The maximum number of shares of the Company’s common stock that may be issued under the 2006 Incentive Plan is 750,000 shares, all of which may be stock options. Generally, no award shall be exercisable or become vested or payable more than 10 years after the date of grant. Options granted under the 2006 Incentive Plan have four year terms and become fully exercisable at the end of three years of continued employment. Incentive awards available under the 2006 Incentive Plan totaled 673,333 shares at June 30, 2008. There were no options granted during the six months ended June 30, 2008 under the 2006 Incentive Plan.
     A summary of option activity as of June 30, 2008, and changes during the six month period then ended is presented below:

	Number of share options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding at January 1, 2008	178,905	$18.10
Granted	—	—
Exercised	—	—
Forfeited	3,666	18.70

Outstanding at June 30, 2008	175,239	$18.09	2.82 years	$—

Exercisable at June 30, 2008	65,950	$17.55	2.70 years	$—

     There were no share options exercised during six month period ended June 30, 2008.

6. Other Long-Term Debt
     Other Long-term Debt is summarized as follows (dollars in thousands):

	June 30,	December 31,
	2008	2007
FHLB three year European Convertible Advance with interest at 4.06% maturing November 5, 2010, with a one-time FHLB conversion options to reprice to a three-month LIBOR-based floating rate at the end of two years.	$25,000	$25,000

FHLB four year Fixed Rate Advance with interest at 3.2875% maturing March 12, 2012.	5,000	—

FHLB five year European Convertible Advance with interest at 2.395% maturing March 12, 2013, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of two years.	5,000	—

FHLB five year European Convertible Advance with interest at 2.79% maturing March 12, 2013, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of three years.	5,000	—

FHLB five year European Convertible Advance with interest at 2.40% maturing April 3, 2013, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of two years.	2,500	—

FHLB two year Fixed Rate Advance with interest at 2.64% maturing April 5, 2010.	2,500	—

FHLB four year Fixed Rate Advance with interest at 3.24% maturing April 2, 2012.	2,500	—

	$47,500	$25,000

     In March of 2008, the Bank purchased approximately $20 million in fixed rate agency mortgage backed securities which were funded with $20 million in laddered two year through five year maturity long-term Federal Home Loan Bank advances. During the second quarter of 2008, the Bank paid off one of these advances of $5.0 million. In April of 2008, the Bank purchased $10 million in fixed rate agency mortgage backed securities which were funded with $10 million in laddered one year through five year maturity Federal Home Loan Bank advances. $7.5 million of the borrowings were long-term and are shown in the table above.
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
     A financial instrument’s level within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. The following table presents the assets that are measured at fair value on a recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial position at June 30, 2008 (dollars in thousands).

Fair Value Measurements at June 30, 2008
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
	Total	Securities Level 1	Inputs Level 2	Level 3
Available-for-sale securities	$123,100	$—	$123,100	$—

     Securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. The investments in the Company’s portfolio are generally not quoted on an exchange but are actively traded in the secondary institutional markets.
     The following table presents the assets that are measured at fair value on a non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial position at June 30, 2008 (dollars in thousands).

	Fair Value Measurements at June 30, 2008
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
		Identical	Observable	Inputs
	Total	Securities Level 1	Inputs Level 2	Level 3
Impaired loans	$21,778	$—	$—	$21,778
Other real estate	10,901	—	10,901	—

	$32,679	$—	$10,901	$21,778

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
     Foreclosed assets are adjusted to fair value upon transfer of the loans to other real estate. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices or appraised values of the collateral. The fair value of the collateral is based on an observable market price or a current appraised value, and therefore the foreclosed asset is recorded as nonrecurring Level 2.
8. Other Real Estate
     Other real estate (“ORE”) consisted of the following (dollars in thousands):

	June 30,	December 31,
	2008	2007
Commercial	$—	$1,577
Residential	8,138	2,652
Lots	2,763	3,078

Total other real estate	$10,901	$7,307

     Capitalized costs represent disbursements made to complete construction or development of foreclosed property and are added to the cost of the ORE found on the Consolidated Balance Sheets. Gains on sales are included in Other Income in the Consolidated Statements of Income. Expensed costs are disbursements made for the maintenance or repair of properties held in ORE and are found in Other Expense in the Consolidated Statements of Income. Capitalized costs, gains on sales, and expensed costs related to ORE are summarized below (dollars in thousands):

	For the Six Months Ended
	June 30,
	2008	2007
Capitalized costs of other real estate	$481	$70

Net gains on sales of other real estate	$135	$—

Impairment write down of ORE	$863	$—
Other ORE related expense	322	18

Total ORE related expense	$1,185	$18

9. Recent Accounting Pronouncements
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
Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
     The following analysis reviews important factors affecting our financial condition at June 30, 2008, compared to December 31, 2007, and compares the results of operations for the second quarters and six months ended June 30, 2008 and 2007. These comments should be read in conjunction with our consolidated financial statements and accompanying notes appearing in this report and the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2007. All percentage and dollar variances noted in the following analysis are calculated from the balances presented in the accompanying financial statements.
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
Results of Operations
Earnings
     For the second quarter of 2008, the Company recorded a net loss of $902,000 compared to net income of $2.1 million for the second quarter of 2007. Basic and diluted earnings per share for the second quarter of 2008 and 2007 were ($.10) and $.22, respectively. Net income for the six months ended June 30, 2008 was $208,000 compared to $4.6 million for the same period in 2007. Basic and diluted earnings per share for the first six months of 2008 and 2007 were $.02 and $.50, respectively. The decrease in net income for the second quarter and first six months of 2008 when compared to the same periods in 2007 was primarily due to a $4.2 million and $8.3 million increase, respectively, in the provision for loan losses to $5.9 million and $10.5 million, respectively.
     The Company benefited in the first quarter of 2008 from a pretax gain of $1,252,000 on the mandatory redemption of 29,267 shares of Visa, Inc. common stock upon Visa’s successful initial public offering. The Company reversed a pretax $567,000 litigation expense accrual recorded in the fourth quarter of 2007 to recognize the Company’s proportional share of Visa litigation settlements and litigation reserves. Fidelity now owns 46,436 shares of restricted class B Visa stock with a zero cost basis, convertible into 33,168 shares of Visa stock following the three year restricted period, as a result of the initial public offering.
Net Interest Income
     Net interest income increased $369,000 or 3.2% in the second quarter of 2008 to $12.1 million compared to $11.7 million for the same period in 2007 resulting primarily from a decrease in deposit interest expense due to an overall decrease in deposit interest rates in addition to a two basis point increase in the net interest spread.
     The average balance of interest-earning assets increased by $120.1 million or 7.8% to $1.661 billion for the second quarter of 2008, when compared to the same period in 2007. The yield on interest-earning assets for the second quarter of 2008 was 6.36%, a decrease of 104 basis points when compared to the yield on interest-earning assets for the same period in 2007. The average balance of loans outstanding for the second quarter of 2008 increased $101.1 million or 7.3% to $1.490 billion when compared to the same period in 2007. The yield on average loans outstanding for the period decreased 113 basis points to 6.53% when compared to the same period in 2007 as a result of a net decrease in the prime lending rate and to a lesser extent, an increase in nonperforming loans.
     The average balance of interest-bearing liabilities increased $124.1 million or 9.0% to $1.507 billion for the second quarter of 2008 and the rate on this average balance decreased 106 basis points to 3.76% when compared to the same period in 2007. The 106 basis point decrease in the cost of interest-bearing liabilities was greater than the 104 basis point decrease in the yield on interest earning assets, resulting in a two basis point increase in net interest spread. Net interest margin decreased 13 basis points to 2.95% for the second quarter of 2008 compared to 3.08% for the same period in 2007.
     Net interest income increased $825,000 or 3.6% in the first six months of 2008 to $23.8 million compared to $23.0 million for the same period in 2007 resulting primarily from a decrease in interest expense on deposits due to overall lower interest rates in addition to a three basis point increase in the net interest spread. The average balance of interest-earning assets increased by $104.3 million or 6.8% to $1.639 billion for the first six months of 2008, when compared to the same period in 2007. The yield on interest-earning assets for the first six months of 2008 was 6.61%, a decrease of 74 basis points when compared to the yield on interest-earning assets for the same period in 2007. The average balance of loans outstanding for the first six months of 2008 increased $100.0 million or 7.2% to $1.481 billion when compared to the same period in 2007. The yield on average loans outstanding for the period decreased 82 basis points to 6.78% when compared to the same period in 2007 as a result of a net decrease in the prime lending rate and to a lesser extent, an increase in nonperforming loans.
     The average balance of interest-bearing liabilities increased $113.0 million or 8.2% to $1.484 billion for six months ended June 30, 2008 and the rate on this average balance decreased 77 basis points to 4.05% when compared to the same period in 2007. The 77 basis point decrease in the cost of interest-bearing liabilities was greater than the 74 basis point decrease in the yield on interest-earning assets, resulting in a three basis point increase in net interest spread. Net interest margin decreased 10 basis points to 2.95% for the first six months of 2008 compared to 3.05% for the same period in 2007.

Provision for Loan Losses
     The allowance for loan losses is established and maintained through provisions charged to operations. Such provisions are based on management’s evaluation of the loan portfolio including loan portfolio concentrations, economic conditions, past loan loss experience, adequacy of underlying collateral, and such other factors which, in management’s judgment, require consideration in estimating loan losses. Loans are charged off or charged down when, in the opinion of management, such loans are deemed to be uncollectible or not fully collectible. Subsequent recoveries are added to the allowance.
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
     In determining the appropriate level for the allowance, management ensures that the overall allowance appropriately reflects a margin for the imprecision inherent in most estimates of the range of probable credit losses. This additional allowance is reflected in the overall allowance. Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio at June 30, 2008 (see “Asset Quality”).
     The provision for loan losses for the second quarter and the first six months of 2008 was $5.9 million and $10.5 million, respectively, compared to $1.7 million and $2.2 million for the same periods in 2007. The allowance for loan losses as a percentage of loans at June 30, 2008, was 1.56% compared to 1.19% at December 31, 2007, and to 1.05% at June 30, 2007. The increase in the provision in the second quarter and first six months of 2008 as compared to the same periods in 2007 and the increase in the allowance as a percentage of loans at June 30, 2008, was due to management’s assessment of the slowing economy and housing market, as well as increased charge-offs in both the residential construction and consumer loan portfolios. The ratio of net charge-offs to average loans on an annualized basis for the first six months of 2008 increased to .63% compared to .33% for the same period in 2007. The ratio of net charge-offs to average loans for the year ended December 31, 2007 was .45%. The following schedule summarizes changes in the allowance for loan losses for the periods indicated (dollars in thousands):

	Six Months Ended		Year Ended
	June 30,		December 31,
	2008	2007	2007
Balance at beginning of period	$16,557	$14,213	$14,213
Charge-offs:
Commercial, financial and agricultural	14	—	200
SBA	—	—	—
Real estate-construction	850	811	1,934
Real estate-mortgage	124	49	82
Consumer installment	4,013	2,021	5,301

Total charge-offs	5,001	2,881	7,517

Recoveries:
Commercial, financial and agricultural	1	161	257
SBA	56	—	—
Real estate-construction	5	40	190
Real estate-mortgage	13	71	78
Consumer installment	440	433	836

Total recoveries	515	705	1,361

Net charge-offs	4,486	2,176	6,156
Provision for loan losses	10,450	2,150	8,500

Balance at end of period	$22,521	$14,187	$16,557

Ratio of net charge-offs to average loans	.63%	.33%	.45%

Allowance for loan losses as a percentage of loans at end of period	1.56%	1.05%	1.19%

     Substantially all of the consumer installment loan net charge-offs in the first six months of 2008 and 2007 were from the indirect automobile loan portfolio. Consumer installment loan net charge-offs increased $2.0 million to $3.6 million for the six months ended June 30, 2008, compared to the same period in 2007. The national economy as well as the Atlanta economy continued to decline in the first half of 2008, as what began as a real estate slowdown impacted other areas of the economy, including our consumer lending portfolio. The annualized ratio of net charge-offs to average consumer loans outstanding was .96% and .47% during the first six months of 2008 and 2007, respectively. Consumer loan net charge-offs represented 79.6% of total net charge-offs for the first six months of 2008.
     Construction loan net charge-offs were $845,000 in the first six months of 2008 compared to $771,000 in the same period of 2007. Management will continue to monitor closely and aggressively address credit quality and trends in the residential construction loan portfolio. The residential construction loan portfolio will require close scrutiny through at least the remainder of the calendar year. Based on increasing adverse trends in the consumer and construction loan portfolios, it is anticipated that the loan losses will continue to increase.
Noninterest Income
     Noninterest income for the second quarter and first six months of 2008 was $4.4 million and $10.0 million, respectively, compared to $4.3 million and $8.8 million for the same periods in 2007, an increase of $19,000 for the quarter and $1.2 million for the six month period. The increase for the quarter was due to increased income from indirect lending activities. The increase for the six month period was due in part to a gain of $1.3 million on the mandatory redemption of 29,267 shares of Visa, Inc. common stock upon Visa’s successful initial public offering.

     Income from indirect lending activities, which includes both net gains from the sale of indirect automobile loans and servicing and ancillary loan fees on loans sold, for the second quarter and first six months of 2008 increased $204,000 or 15.6% and $417,000 or 15.6% compared to the same periods in 2007. The increases were due primarily to increased net servicing fees and other ancillary fees on loans sold. Indirect automobile loans serviced for others totaled $272 million and $291 million at June 30, 2008 and 2007, respectively, a decrease of $19 million or 6.5% due to monthly principal payments, and prepayments which exceeded the additional loans serviced for others added because of fewer loan sales with servicing retained. The increase in net servicing income is a result of an increase in the expected lives of the servicing assets and the related reduction in amortization due to an overall reduction in prepayments and loan payoffs experienced. Through June 30, 2008, there were servicing retained sales of $56 million of indirect automobile loans, $28 million of which occurred in the second quarter, and a servicing released sale of $24 million, in the first quarter of 2008. In 2007 there were servicing retained sales of $104 million during the first six months, $30 million in the second quarter, and no servicing released sales.
     Income from SBA lending activities decreased $207,000 or 36.3% and $437,000 or 36.0% for the second quarter and first six months of 2008, respectively, due to a reduction in the gain on loans sold and a reduction in the volume of loans sold. SBA loans sold totaled $5.8 million for the second quarter of 2008, of which none were SBA 504 loans, compared to $9.1 million sold in the second quarter of 2007, which included $4.6 million in SBA 504 loans. In the first six months of 2008 $12.5 million in SBA loans were sold compared to $20.5 million for the same period in 2007. No SBA 504 loans were sold in 2008 compared to $9.8 million in the same period in 2007. With the continuing volatility in credit and asset-backed securitization markets, the market price and thus the profit on sales of SBA 504 loans has been less than normal. While it is management’s intent to sell the SBA 504 loans, we believe it is more advantageous to hold these high yielding loans until the market recovers to a more normal level.
     Noninterest Expense
     Noninterest expense was $12.5 million for the second quarter of 2008, compared to $11.4 million for the same period in 2007, an increase of $1.1 million or 9.5%. The increase was primarily a result of higher other operating expenses, which increased 65.2% or $1.0 million to $2.6 million in the second quarter of 2008 compared to the same period in 2007. Higher other real estate owned related expenses caused the overall increase due to the increased foreclosed assets held by the Bank during the second quarter. ORE related expense increased to $1.1 million for the quarter compared to zero in 2007 because of $863,000 in ORE write downs and $200,000 in maintenance, real estate taxes, and other related expenses.
     Noninterest expense was $23.8 million for the first six months of 2008, compared to $22.9 million for the same period in 2007, an increase of $931,000 or 4.1%. In the fourth quarter of 2007, the Company recorded a $567,000 expense to recognize its proportional share of Visa litigation settlements, litigation reserves and certain other litigation. Because a portion of the proceeds from the Visa initial public offering funded a $3 billion litigation liability reserve for the American Express settlement, the Discover litigation, and other specific litigation matters, on which our $567,000 litigation accrual was based, management reversed the accrual during the first quarter of 2008. Partially offsetting the reversal was an increase in salaries and employee benefits expense, which increased 4.2% or $533,000 to $13.2 million in the first half of 2008 compared to the same period in 2007. The increase was primarily attributable to the addition in the second half of 2007 of seasoned loan production and branch operations staff, including SBA, indirect automobile, and commercial lenders to increase lending volume, and staff for the three new branches added in the second and third quarters of 2007. At June 30, 2008, full time equivalent employees totaled 394 compared to 415 at June 30, 2007 and 406 at December 31, 2007. In addition, the increase in ORE related expenses discussed above also contributed to the higher noninterest expense.

Provision for Income Taxes
     The provision for income taxes for the second quarter and first six months of 2008 was a benefit of $976,000 and $681,000, respectively, compared to expense of $946,000 and $2.1 million for the same periods in 2007. The income tax benefit recorded in the second quarter and first six months of 2008 was primarily the result of the decrease in income before taxes and the amount of state income tax credits relative to the pretax income. In addition, the average balance of tax exempt investment securities increased during the second quarter and first six months of 2008 compared to the same periods in 2007.
Financial Condition
Assets
     Total assets were $1.778 billion at June 30, 2008, compared to $1.686 billion at December 31, 2007, an increase of $91.8 million, or 5.4%. This increase was due to a $56.2 million increase in loans, an $18.2 million increase in investments, and a $10.9 million increase in cash and cash equivalents.
     Loans increased $56.2 million or 4.05% to $1.445 billion at June 30, 2008 compared to $1.388 billion at December 31, 2007. The increase in loans was primarily the result of an increase in total commercial loans including SBA loans of $21.7 million or 7.1% to $328.1 million and growth in consumer installment loans of $17.7 million or 2.5% to $723.9 million.
     Investment securities increased $18.2 million or 13.2% to $156.0 million at June 30, 2008 compared to $137.9 million at December 31, 2007. The increase was a result of management’s decision to enter into a series of transactions in March and April of 2008 to take advantage of the steepness of the yield curve. In March, the Bank purchased $19.6 million in agency (U.S. government sponsored entity) mortgage backed securities and funded the transaction with $20.0 million in laddered maturity advances from the Federal Home Loan Bank. In April, the Bank purchased $10.0 million in agency (U.S. government sponsored entity) mortgage backed securities and funded the transaction with $10 million in laddered maturity advances from the Federal Home Loan Bank. In addition, the Bank added six general obligation municipal bonds to the portfolio for a total of $5.0 million. Decreasing the size of the investment portfolio in the first six months of 2008 were principal paydowns on mortgage backed securities, a $5.0 million agency note which was called at par and the sale of a $792,000 general obligation municipal security for a gain of $12,000.
     Cash and cash equivalents increased 36.5% or $11.0 million to $41.0 million at June 30, 2008 compared to December 31, 2007. This balance varies with the Bank’s liquidity needs and is influenced by scheduled loan closings, timing of customer deposits, loan sales, and the day of the week on which the quarter ends.

     The following schedule summarizes our total loans at June 30, 2008, and December 31, 2007 (dollars in thousands):

	June 30,	December 31,
	2008	2007
Loans:
Commercial, financial and agricultural	$126,711	$107,325
Tax exempt commercial	8,829	9,235
Real estate – mortgage – commercial	192,605	189,881

Total commercial	328,145	306,441
Real estate – construction	289,844	282,056
Real estate – mortgage – residential	102,710	93,673
Consumer installment	723,878	706,188

Loans	1,444,577	1,388,358
Allowance for loan losses	22,521	16,557

Loans, net of allowance	$1,422,056	$1,371,801

Total Loans:
Loans	$1,444,577	$1,388,358
Loans Held-for-Sale:
Residential mortgage	1,442	1,412
Consumer installment	31,000	38,000
SBA	35,106	24,243

Total loans held-for-sale	67,548	63,655

Total loans	$1,512,125	$1,452,013

Asset Quality
     The following schedule summarizes our asset quality position at June 30, 2008, and December 31, 2007 (dollars in thousands):

	June 30,		December 31,
	2008		2007
Nonperforming assets:
Nonaccrual loans	$45,045		$14,371
Repossessions	1,363		2,512
Other real estate	10,901		7,308

Total nonperforming assets	$57,309		$24,191

Loans 90 days past due and still accruing	$—		$23

Allowance for loan losses	$22,521		$16,557

Ratio of loans past due and still accruing to loans	—%		—%

Ratio of nonperforming assets to total loans ORE, and repossessions	3.76%		1.73%

Allowance to period-end loans	1.56%		1.19%

Allowance to nonaccrual loans and repossessions (coverage ratio)	.49	x	.98	x

     The increase in nonperforming assets from December 31, 2007 to June 30, 2008, was primarily driven by increases in nonaccrual loans and other real estate, approximately 92% of which totals are secured by real estate. Approximately $26.7 million of the $30.1 million increase in nonaccrual loans from December 31, 2007 to June 30, 2008, was related to the residential construction portfolio.

     The $45.0 million in nonaccrual loans at June 30, 2008, included $39.5 million in residential construction related loans, $3.4 million in commercial and SBA loans and $2.1 million in retail and consumer loans. Of the $39.5 million in residential construction related loans on nonaccrual, $23.5 million was related to 109 single family construction loans with completed homes and homes in various stages of completion, $15.5 million was related to 189 single family developed lots, and $.5 million related to other loans.
     Management anticipates an increase in total nonperforming assets in the near term, including one builder relationship with loans totaling $6.6 million put on nonaccrual in July. This builder relationship had previously been identified as requiring increased monitoring and management. The $6.6 million consisted of $3.7 million in five residential single family construction properties including both completed homes and homes in various stages of completion and $2.9 million in 16 single family developed lots. The total net increase in construction loan nonaccruals is expected to be $5.1 million in July. The reversal of interest accrued on these loans will not be material to third quarter operating results. Specific allowances related to these loans will be appropriately reflected in the allowance for loan losses at the end of the third quarter.
     The $10.9 million in other real estate at June 30, 2008, was made up entirely of residential construction related balances and consisted of $8.1 million in 50 residential single family homes completed or substantially completed and $2.8 million in 79 single family developed lots.
     As of June 30, 2008, we had filed and advertised for July 2008 foreclosures on $1.7 million in nonperforming residential construction properties consisting of $1.3 million in four residential single family construction properties including both completed homes and homes in various stages of completion and $378,000 in 13 single family developed lots.
     Management’s assessment of the overall loan portfolio is that loan quality and performance are continuing to be adversely affected by the slowing economy in general and the real estate market in particular. This section should be read in conjunction with the discussion in “Provision for Loan Losses”.
Investment Securities
     Total unrealized losses on investment securities available-for-sale, net of unrealized gains of $61,000, were $2.9 million at June 30, 2008. Total unrealized losses on investment securities available-for-sale, net of unrealized gains of $242,000, were $1.3 million at December 31, 2007. Net unrealized losses on investment securities available-for-sale increased $1.6 million during the first half of 2008.
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
     Two individual investment securities were in a continuous unrealized loss position in excess of 12 months at June 30, 2008, with an aggregate unrealized loss of $353,000. Both securities were agency pass-through mortgage backed securities and the unrealized loss positions resulted not from credit quality issues, but from market interest rate increases over the interest rates prevalent at the time the mortgage backed securities were purchased, and are considered temporary, with full collection of principal and interest anticipated.

     Also, as of June 30, 2008, management had the ability and intent to hold the temporarily impaired securities for a period of time sufficient for a recovery of cost. Accordingly, as of June 30, 2008, management believes the impairments discussed above are temporary and no impairment loss has been recognized in our Consolidated Statements of Income.
Deposits
     Total deposits at June 30, 2008, were $1.452 billion compared to $1.406 billion at December 31, 2007, a $45.9 million or 3.3% increase. Noninterest-bearing demand deposits increased $3.2 million or 2.5% to $134.8 million. Savings deposits decreased $912,000 or .4% to $215.5 million. Interest-bearing demand and money market accounts decreased $32.4 million or 10.3% to $281.7 million. Time deposits increased $76.0 million or 9.28% to $819.6 million. Some of the decrease in interest-bearing demand and money market accounts can be attributed to movement of consumer deposits into higher yielding certificates of deposit, which increased during the first six months of 2008, as overall interest rates have decreased. To help manage the duration of the Bank’s deposit liabilities and projected liquidity, management offers special rates in certain certificate of deposit items in order to increase balances. The number of transaction accounts has continued to increase as a result of the extensive transaction account acquisition program. Management believes that the number of our transaction deposit accounts will continue to increase during the remainder of 2008.
Short-Term Borrowings
     There were $21.0 million in Federal funds purchased at June 30, 2008, compared to $5.0 million at December 31, 2007, an increase of $16.0 million. Other short-term borrowings at June 30, 2008, totaled $81.0 million compared to $71.0 million at December 31, 2007, an increase of $10.0 million or 14.1%. Other short-term borrowings at June 30, 2008, consisted of $46.5 million in overnight repurchase agreements primarily with commercial transaction account customers, $22.5 million in FHLB advances, and $12.0 million of other collateralized debt maturing during 2008.
     Federal funds purchased varies with the daily liquidity needs of the Bank and averaged $14.8 million for the six months ended June 30, 2008 compared to $10.3 million for the year ended December 31, 2007. Other short-term borrowings increased because of higher balances of securities sold under repurchase agreements which increased $22.5 million to $46.5 million at June 30, 2008, compared to December 31, 2007. FHLB advances decreased $13.0 million to $23.0 million because of the maturity of a $15 million fixed rate credit advance which was not replaced.
Other Long-Term Debt
     Other long-term debt increased $22.5 million or 90.0% to $47.5 million at June 30, 2008 compared to $25.0 million at December 31, 2007. In March of 2008, the Bank purchased approximately $20.0 million in fixed rate agency mortgage backed securities which were funded with $20.0 million in laddered two year through five year maturity long-term Federal Home Loan Bank advances. In April 2008, the Bank purchased $10 million in fixed rate agency mortgage backed securities which were funded with $10 million in laddered one year through five year Federal Home Loan Bank advances. The long-term advances are discussed below.
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

     On March 12, 2008, the Company entered into a $5.0 million two year FHLB Bermudan convertible advance collateralized with pledged qualifying real estate loans and maturing March 12, 2010. The FHLB exercised it option on June 12, 2008 to convert the interest rate from a fixed rate to a variable rate based on three month LIBOR plus a spread charged by the FHLB to its members for an adjustable rate credit advance with the same remaining maturity. As a result of the conversion the Bank elected to prepay the advance on the conversion date.
     On March 12, 2008, the Company entered into a $5.0 million five year FHLB European convertible advance collateralized with pledged qualifying real estate loans and maturing March 12, 2013. The advance had an interest rate of 2.395% at June 30, 2008. The FHLB has the one time option on March 12, 2010 to convert the interest rate from a fixed rate to a variable rate based on three month LIBOR plus a spread charged by the FHLB to its members for an adjustable rate credit advance with the same remaining maturity.
     On March 12, 2008, the Company entered into a $5.0 million five year FHLB European convertible advance collateralized with pledged qualifying real estate loans and maturing March 12, 2013. The advance had an interest rate of 2.79% at June 30, 2008. The FHLB has the one time option on March 14, 2011 to convert the interest rate from a fixed rate to a variable rate based on three month LIBOR plus a spread charged by the FHLB to its members for an adjustable rate credit advance with the same remaining maturity.
     On April 3, 2008, the Company entered into a $2.5 million five year FHLB European convertible advance collateralized with pledged qualifying real estate loans and maturing April 3, 2013. The advance had an interest rate of 2.40% at June 30, 2008. The FHLB has the one time option on April 5, 2010 to convert the interest rate from a fixed rate to a variable rate based on three month LIBOR plus a spread charged by the FHLB to its members for an adjustable rate credit advance with the same remaining maturity.
     On April 1, 2008, the Company entered into a $2.5 million four year FHLB Fixed Rate advance collateralized with pledged qualifying real estate loans and maturing April 2, 2012. The advance had an interest rate of 3.24% at June 30, 2008.
     On April 4, 2008, the Company entered into a $2.5 million two year FHLB Fixed Rate advance collateralized with pledged qualifying real estate loans and maturing April 5, 2010. The advance had an interest rate of 2.64% at June 30, 2008.
     If the Bank should decide to prepay any of the convertible advances above prior to conversion by the FHLB, it will be subject to a prepayment penalty. However, should the FHLB receive compensation from its hedge parties upon a prepayment, that compensation would be payable to the Bank less an administrative fee. Also, should the FHLB decide to exercise its option to convert the advances to variable rate, the Bank can prepay the advance on the conversion date and each quarterly interest payment date thereafter with no prepayment penalty.
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

     The following schedule summarizes our subordinated debt at June 30, 2008 (dollars in thousands):

			Subordinated
Type	Issued(1)	Par	Debt(2)	Interest Rate
Trust Preferred	March 8, 2000	$10,500	$10,825	Fixed @ 10.875%
Trust Preferred	July 19, 2000	10,000	10,309	Fixed @ 11.045%
Trust Preferred	June 26, 2003	15,000	15,464	Variable @ 5.909%(3)
Trust Preferred	March 17, 2005	10,000	10,310	Variable @ 4.704%(4)
Trust Preferred	August 20, 2007	20,000	20,619	Fixed @ 6.620%(5)

		$65,500	$67,527

1.	Each trust preferred security has a final maturity thirty years from the date of issuance.

2.	Includes investments in the common stock of these entities.

3.	Reprices quarterly at a rate 310 basis points over three month LIBOR and is subject to refinancing or repayment at par in June 2008 with regulatory approval.

4.	Reprices quarterly at a rate 189 basis points over three month LIBOR.

5.	Five year fixed rate, and then reprices quarterly at a rate 140 basis points over three month LIBOR.
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
     As of June 30, 2008, we had unused sources of liquidity in the form of unpledged securities, brokered deposits available through investment banking firms and significant additional FHLB and FRB lines of credit, subject to available qualifying collateral. In this poor economic environment, banks are reviewing Federal funds lines regularly. As of July 31, 2008, we had $52 million in Federal funds lines.

Shareholders’ Equity
     Shareholders’ equity was $97.3 million at June 30, 2008, and $100 million at December 31, 2007. Shareholders’ equity as a percent of total assets was 5.5% at June 30, 2008, compared to 5.9% at December 31, 2007. The decrease in shareholders’ equity in the first half of 2008 was primarily the result of net income plus common stock issued, more than offset by dividends paid, the effect of the change in other comprehensive income and the cumulative effect adjustment as a result of the adoption of EITF No. 06-04 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” (See Note 9.)
     At June 30, 2008, and December 31, 2007, FSC exceeded all minimum capital ratios required by the FRB, as reflected in the following schedule:

	FRB
	Minimum
	Capital	June 30,	December 31,
Capital Ratios:	Ratio	2008	2007
Leverage	4.00%	7.44%	7.93%
Risk-Based Capital
Tier I	4.00	7.95	8.43
Total	8.00	11.18	11.55
     The following table sets forth the capital requirements for the Bank under FDIC regulations and the Bank’s capital ratios at June 30, 2008, and December 31, 2007, respectively:

	FDIC
	Regulations
	Well	June 30,	December 31,
Capital Ratios:	Capitalized	2008	2007
Leverage	5.00%	7.96%	8.10%
Risk-Based Capital
Tier I	6.00	8.49	8.60
Total	10.00	10.35	10.30
     During the first six months of 2008, we declared and paid dividends on our common stock of $.18 per share totaling $1.7 million, which was equal to the amount of dividends paid per share when compared to the same period in 2007. Dividends for the remainder of 2008 will be reviewed quarterly, with the declared and paid dividend consistent with current earnings, capital requirements and forecasts of future earnings. The third quarter dividend has been reduced to $.01 per share.
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
     The interest rate sensitivity structure within our balance sheet at June 30, 2008, indicated a cumulative net interest sensitivity liability gap of 12.10% when projecting out one year. In the near term, defined as 90 days, there was a cumulative net interest sensitivity asset gap of 3.02% at June 30, 2008. When projecting forward six months, there was a cumulative net interest sensitivity liability gap of 3.67%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. Our policy states that the cumulative gap at six months and one year should generally not exceed 15% and 10%, respectively. Our cumulative gap at one year slightly exceeds the 10% threshold established for this measure through the actions of ALCO have improved this measure since the end of the first quarter of 2008. The Bank continues to offer competitive long-term interest rates to incent our customers to extend the maturities of their certificates of deposit. Management intends to continue this pricing strategy through the third quarter of 2008. The interest rate shock analysis is generally considered to be a better indicator of interest rate risk and it reflects this increase in liability sensitivity.
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
Changes in Internal Control over Financial Reporting
     There has been no change in the Company’s internal control over financial reporting during the six months ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are a party to claims and lawsuits arising in the course of normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of June 30, 2008, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our results of operations or financial condition.
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
Item 4. Submission of Matters To A Vote Of Security Holders
     There was one matter submitted to a vote of security holders at Fidelity’s annual meeting of shareholders held on April 24, 2008.

     The proposal was the election of nine directors to serve until the next annual meeting of shareholders or until their successors are elected and qualified. There were 9,380,812 shares of Common Stock of Fidelity eligible to be voted at the Annual Meeting and 8,399,043 shares were represented at the meeting by the holders thereof, which constituted a quorum. The number of votes for the election of the directors was as follows:

Director	Votes Cast For	Votes Withheld
James B. Miller, Jr.	7,555,768	843,375
David B. Bockel	6,970,588	1,428,455
Edward G. Bowen, M.D.	7,536,772	862,271
Kevin S. King	7,555,772	843,271
James H. Miller, III	7,527,852	871,191
H. Palmer Proctor, Jr.	7,549,710	849,333
Robert J. Rutland	7,510,852	888,191
W. Clyde Shepherd, III	6,989,518	1,409,525
Rankin M. Smith, Jr.	7,524,852	874,191
Item 6. Exhibits
(a) Exhibits. The following exhibits are filed as part of this Report.

3(a) and 4(a)
Amended and Restated Articles of Incorporation of Fidelity Southern Corporation (incorporated by reference from Exhibit 3(f) to Fidelity Southern Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003)

3(b)	By-Laws (incorporated by reference from Exhibit 3(b) to Fidelity Southern Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005)

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY SOUTHERN CORPORATION (Registrant)
Date: August 11, 2008	BY:	/s/ James B. Miller, Jr.
James B. Miller, Jr.
Chief Executive Officer

Date: August 11, 2008	BY:	/s/ Stephen H. Brolly
Stephen H. Brolly
Interim Chief Financial Officer