Form 10-Q
period 2008-09-30
FIDELITY SOUTHERN CORP
filed 2008-11-07
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 31, 2008
Common Stock, no par value	9,498,022

FIDELITY SOUTHERN CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
(Dollars in thousands)	2008	2007
Assets
Cash and due from banks	$21,370	$22,085
Interest-bearing deposits with banks	1,336	1,357
Federal funds sold	29,956	6,605

Cash and cash equivalents	52,662	30,047
Investment securities available-for-sale (amortized cost of $129,213 and $104,446 at September 30, 2008, and December 31, 2007, respectively)	127,437	103,149
Investment securities held-to-maturity (approximate fair value of $25,537 and $28,727 at September 30, 2008, and December 31, 2007, respectively)	25,562	29,064
Investment in FHLB stock	5,282	5,665
Loans held-for-sale	52,098	63,655
Loans	1,423,752	1,388,358
Allowance for loan losses	(26,023)	(16,557)

Loans, net of allowance for loan losses	1,397,729	1,371,801
Premises and equipment, net	19,874	18,821
Other real estate	16,668	7,307
Accrued interest receivable	8,646	9,367
Bank owned life insurance	27,518	26,699
Other assets	26,622	20,909

Total assets	$1,760,098	$1,686,484

Liabilities
Deposits
Noninterest-bearing demand deposits	$123,372	$131,597
Interest-bearing deposits:
Demand and money market	248,500	314,067
Savings	202,632	216,442
Time deposits, $100,000 and over	315,855	285,497
Other time deposits	575,460	458,022

Total deposits	1,465,819	1,405,625
Federal funds purchased	15,000	5,000
Other short-term borrowings	58,449	70,954
Subordinated debt	67,527	67,527
Other long-term debt	47,500	25,000
Accrued interest payable	7,000	6,760
Other liabilities	5,537	5,655

Total liabilities	1,666,832	1,586,521

Shareholders’ Equity
Preferred stock, no par value. Authorized 10,000,000; no shares issued and outstanding.	—	—
Common stock, no par value. Authorized 50,000,000; issued and outstanding 9,469,671 and 9,368,904 at September 30, 2008, and December 31, 2007, respectively	46,808	46,164
Accumulated other comprehensive loss, net of taxes	(1,101)	(804)
Retained earnings	47,559	54,603

Total shareholders’ equity	93,266	99,963

Total liabilities and shareholders’ equity	$1,760,098	$1,686,484

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(Dollars in thousands except per share data)	2008	2007	2008	2007
Interest income
Loans, including fees	$73,930	$79,069	$24,082	$27,203
Investment securities	5,606	5,472	1,912	1,789
Federal funds sold and bank deposits	189	241	94	72

Total interest income	79,725	84,782	26,088	29,064

Interest expense
Deposits	37,204	43,561	11,990	14,816
Short-term borrowings	1,680	1,577	450	557
Subordinated debt	3,977	3,492	1,291	1,277
Other long-term debt	1,146	1,178	421	397

Total interest expense	44,007	49,808	14,152	17,047

Net interest income	35,718	34,974	11,936	12,017
Provision for loan losses	21,850	4,950	11,400	2,800

Net interest income after provision for loan losses	13,868	30,024	536	9,217

Noninterest income
Service charges on deposit accounts	3,589	3,554	1,226	1,230
Other fees and charges	1,474	1,408	499	478
Mortgage banking activities	245	275	50	75
Indirect lending activities	4,187	4,051	1,091	1,372
SBA lending activities	1,164	1,952	387	738
Securities gains	1,306	—	42	—
Bank owned life insurance	904	870	303	299
Other	1,024	1,496	253	603

Total noninterest income	13,893	13,606	3,851	4,795

Noninterest expense
Salaries and employee benefits	19,628	19,304	6,404	6,613
Furniture and equipment	2,277	2,160	757	755
Net occupancy	3,066	2,991	1,044	1,064
Communication	1,253	1,296	435	430
Professional and other services	2,792	2,725	928	894
Advertising and promotion	409	701	135	272
Stationery, printing and supplies	510	573	165	193
Insurance	265	227	73	77
Other real estate related expense	1,992	18	806	—
Other	4,234	4,757	1,832	1,538

Total noninterest expense	36,426	34,752	12,579	11,836

(Loss) Income before income tax expense	(8,665)	8,878	(8,192)	2,176
Income tax (benefit) expense	(3,998)	2,565	(3,317)	497

Net Income	$(4,667)	$6,313	$(4,875)	$1,679

Earnings per share:
Basic (loss) earnings per share	$(.50)	$.68	$(.52)	$.18

Diluted (loss) earnings per share	$(.50)	$.68	$(.52)	$.18

Dividends declared per share	$.19	$.27	$.01	$.09

Weighted average common shares outstanding-basic	9,404,001	9,320,465	9,441,876	9,341,021

Weighted average common shares outstanding-fully diluted	9,404,001	9,329,302	9,441,876	9,343,009

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2008	2007
Operating Activities
Net (loss) income	$(4,667)	$6,313
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	21,850	4,950
Depreciation and amortization of premises and equipment	1,645	1,588
Other amortization	319	299
Share-based compensation	100	96
Provision for other real estate losses	1,423	—
Excess tax benefit from share-based compensation	—	(15)
Proceeds from sales of loans	125,721	199,002
Proceeds from sales of other real estate	5,204	844
Loans originated for resale	(112,338)	(185,915)
Gains on loan sales	(1,826)	(2,431)
Gain on sale of investment securities	(1,306)	—
Gain on sales of other real estate	(117)	(73)
Net increase in deferred income taxes	(4,956)	(1,272)
Net decrease (increase) in accrued interest receivable	721	(254)
Net increase in cash value of bank owned life insurance	(819)	(751)
Net increase in other assets	(874)	(4,211)
Net increase (decrease) in accrued interest payable	240	(400)
Net (decrease) increase in other liabilities	(712)	641

Net cash provided by operating activities	29,608	18,411

Investing Activities
Purchases of investment securities available-for-sale	(44,314)	(10,100)
Purchases of investment in FHLB stock	(4,927)	(4,746)
Proceeds received from sale of investment securities	5,703	—
Maturities and calls of investment securities held-to-maturity	3,231	3,284
Maturities and calls of investment securities available-for-sale	15,401	10,172
Redemption of FHLB stock	5,310	4,815
Net increase in loans	(63,108)	(56,079)
Capital improvements to other real estate owned	(541)	(185)
Purchases of premises and equipment	(2,698)	(1,638)

Net cash used in investing activities	(85,943)	(54,477)

Financing Activities
Net (decrease) increase in transactional accounts	(87,602)	28,245
Net increase (decrease) in time deposits	147,796	(31,174)
Proceeds of issuance of other long-term debt	27,500	—
Repayment of other long-term debt	(5,000)	—
Net increase in subordinated debt	—	20,619
Net decrease in short-term borrowings	(2,505)	(10,200)
Dividends paid	(1,783)	(2,515)
Proceeds from the issuance of common stock	544	978
Excess tax benefit from share-based compensation	—	15

Net cash provided by financing activities	78,950	5,968

Net increase (decrease) in cash and cash equivalents	22,615	(30,098)

Cash and cash equivalents, beginning of period	30,047	58,975

Cash and cash equivalents, end of period	$52,662	$28,877

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$43,767	$50,208

Income taxes	$1,350	$4,631

Non-cash transfers of loans to other real estate	$15,330	$5,540

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2008
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
     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods covered by the statements of income. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the calculations of and the amortization of capitalized servicing rights, the valuation of net deferred income taxes and the valuation of real estate or other assets acquired in connection with foreclosures or in satisfaction of loans. In addition, the actual lives of certain amortizable assets and income items are estimates subject to change. The Company principally operates in one business segment, which is community banking.
     In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. All such adjustments are normal recurring accruals. Certain previously reported amounts have been reclassified to conform to current presentation. These reclassifications had no impact on previously reported net income, or shareholders’ equity or cash flows. The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Other than as discussed in Note 9, there were no new accounting policies or changes to existing policies adopted in the first nine months of 2008, which had a significant effect on the results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.
     Operating results for the three and nine month periods ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and Annual Report to Shareholders for the year ended December 31, 2007.

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
     The FRB, FDIC, and GDBF have established capital adequacy requirements as a function of their oversight of bank holding companies and state chartered banks. Each bank holding company and each bank must maintain certain minimum capital ratios. At September 30, 2008, and December 31, 2007, the Company exceeded all capital ratios required by the FRB, FDIC, and GDBF to be considered well capitalized.
3. Contingencies
     In the first quarter of 2008, concurrent with the Company’s mandatory redemption of 29,267 shares of Visa, Inc. common stock upon Visa’s successful initial public offering, the Company reversed a pretax $567,000 litigation expense accrual recorded in the fourth quarter of 2007 to recognize the Company’s estimated proportional share of Visa litigation settlements and litigation reserves. In October 2008, Visa settled with Discovery Financial Services related to a case within the covered litigation. As a result, in the third quarter of 2008, the Company recorded a pretax charge of $360,000 related to its estimated proportional share of Visa litigation and the Company’s associated guarantee liability. Fidelity, as a member of Visa, is obligated for its proportional share of litigation and legal expenses. A litigation escrow account was initially funded with $3.0 billion at the time of Visa’s initial public offering. This escrow account will be used to help pay for the settlement with Discover and the Company will benefit from this escrow account. The Company expects to reverse the $360,000 litigation expense in the fourth quarter of 2008.
     Due to the nature of their activities, the Company and its subsidiaries are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of September 30, 2008. While it is difficult to predict or determine the outcome of these proceedings, it is the opinion of management, after consultation with its legal counsel, that the ultimate liabilities, if any, will not have a material adverse impact on the Company’s consolidated results of operations, financial position or cash flows.
4. Comprehensive Income (Loss)
     Comprehensive income (loss) includes net income and other comprehensive income (loss), related to unrealized gains and losses on investment securities classified as available-for-sale. All other comprehensive income (loss) items are tax effected at a rate of 38% for each period.
     During the third quarter and the first nine months of 2008, other comprehensive income (loss) net of tax was $669,000 and $(297,000), respectively. Other comprehensive income, net of tax, was $1.3 million and other comprehensive loss, net of tax benefit, was $168,000 for the comparable periods of 2007. Comprehensive loss for the third quarter and the first nine months of 2008 was $4.0 million and $4.8 million, respectively, compared to comprehensive income of $3.0 million and $6.1 million for the same periods in 2007.

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
     The Fidelity Southern Corporation Equity Incentive Plan (the “2006 Incentive Plan”), permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other incentive awards (“Incentive Awards”). The maximum number of shares of the Company’s common stock that may be issued under the 2006 Incentive Plan is 750,000 shares, all of which may be stock options. Generally, no award shall be exercisable or become vested or payable more than 10 years after the date of grant. Options granted under the 2006 Incentive Plan have four year terms and become fully exercisable at the end of three years of continued employment. Incentive awards available under the 2006 Incentive Plan totaled 311,333 shares at September 30, 2008.
     A summary of option activity as of September 30, 2008, and changes during the nine month period then ended is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of share	Exercise	Contractual	Intrinsic
	options	Price	Terms	Value
Outstanding at January 1, 2008	178,905	$18.10
Granted	362,000	4.60
Exercised	—	—
Forfeited	4,666	18.70

Outstanding at September 30, 2008	536,239	$8.98	4.08 years	$—

Exercisable at September 30, 2008	65,950	$17.55	2.45 years	$—

     Share-based compensation expense was not significant for the nine month period ended September 30, 2008.

6. Other Long-Term Debt
     Other Long-term Debt is summarized as follows (dollars in thousands):

	September 30,	December 31,
	2008	2007
FHLB three year European Convertible Advance with interest at 4.06% maturing November 5, 2010, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of one year	$25,000	$25,000

FHLB four year Fixed Rate Advance with interest at 3.2875% maturing March 12, 2012	5,000	—

FHLB five year European Convertible Advance with interest at 2.395% maturing March 12, 2013, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of two years	5,000	—

FHLB five year European Convertible Advance with interest at 2.79% maturing March 12, 2013, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of three years	5,000	—

FHLB five year European Convertible Advance with interest at 2.40% maturing April 3, 2013, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of two years	2,500	—

FHLB two year Fixed Rate Advance with interest at 2.64% maturing April 5, 2010	2,500	—

FHLB four year Fixed Rate Advance with interest at 3.24% maturing April 2, 2012	2,500	—

	$47,500	$25,000

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
     A financial instrument’s level within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. The following table presents the assets that are measured at fair value on a recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial position at September 30, 2008 (dollars in thousands).

Fair Value Measurements at September 30, 2008
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
	Total	Securities Level 1	Inputs Level 2	Level 3
Available-for-sale securities	$127,437	$	$127,437	$

     Investment Securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. The investments in the Company’s portfolio are generally not quoted on an exchange but are actively traded in the secondary institutional markets.
     The following table presents the assets that are measured at fair value on a non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial position at September 30, 2008 (dollars in thousands).

Fair Value Measurements at September 30, 2008
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
		Identical Securities	Observable	Inputs
	Total	Level 1	Inputs Level 2	Level 3
Impaired loans	$34,613	$	$	$34,613

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
8. Other Real Estate
     Other real estate (“ORE”) consisted of the following (dollars in thousands):

	September 30,	December 31,
	2008	2007
Commercial	$630	$1,577
Residential	9,771	2,652
Residential lots	6,267	3,078

Total other real estate	$16,668	$7,307

     Capitalized costs represent disbursements made to complete construction or development of foreclosed property and are added to the cost of the ORE found on the Consolidated Balance Sheets. Net gains on sales are included in Other Income in the Consolidated Statements of Income. Expensed costs are disbursements made for the maintenance or repair of properties held in ORE. Capitalized costs, net gains on sales, and expensed costs related to ORE are summarized below (dollars in thousands):

	For the Nine Months Ended
	September 30,
	2008	2007
Capitalized costs of other real estate	$541	$185

Net gains on sales of other real estate	$117	$73

Provision for ORE losses	$1,423	$—
Other ORE related expense	569	18

Total ORE related expense	$1,992	$18

9. Recent Accounting Pronouncements
     In September 2006, the FASB ratified the consensus on EITF issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF No. 06-04”). EITF No. 06-04 requires recognition of a liability and related compensation costs for endorsement split dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. The Company adopted EITF No. 06-04 effective January 1, 2008. The Company recorded a cumulative-effect debit adjustment to retained earnings of $594,000, net of tax in the first quarter of 2008 and expects to have related ongoing expenses of approximately $200,000 per year.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It does not require any new fair value measurements but applies whenever other accounting pronouncements require or permit fair value measurements. The statement was effective as of the beginning of a company’s first fiscal year after November 15, 2007, and interim periods within that fiscal year. The Company adopted this statement effective January 1, 2008. There was no material impact on the Company’s financial condition and statement of operations as a result of the adoption of this statement. In September of 2008, the FASB and the SEC issued joint guidance on SFAS No. 157 to provide clarification for preparers and auditors regarding the appropriate use of internal assumptions when market quotes are based on a disorderly market sales. In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. (See Note 7.) There was no material impact on the Company’s financial condition, results of operations or cash flow as a result of the adoption of this FSP.
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
10. Subsequent Events
     In October 2008, the Company approved the distribution of a stock dividend on November 13, 2008 of one share for every 200 shares owned on the record date of November 3, 2008.
Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
     The following analysis reviews important factors affecting our financial condition at September 30, 2008, compared to December 31, 2007, and compares the results of operations for the third quarters and nine months ended September 30, 2008 and 2007. These comments should be read in conjunction with our consolidated financial statements and accompanying notes appearing in this report and the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2007. All percentage and dollar variances noted in the following analysis are calculated from the balances presented in the accompanying financial statements.
Forward-Looking Statements
     This report on Form 10-Q may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations relating to present or future trends or factors generally affecting the banking industry and specifically affecting our operations, markets and products. Without limiting the foregoing, the words “believes”, “expects”, “anticipates”, “estimates”, “projects”, “intends”, and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon assumptions we believe are reasonable and may relate to, among other things, the deteriorating economy and its impact on operating results and credit quality, the adequacy of the allowance for loan losses, changes in interest rates, and litigation results. These forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those projected for many reasons, including without limitation, changing events and trends that have influenced our assumptions. These trends and events include (i) a deteriorating economy and its impact on operations and credit quality; (ii) unique risks associated with our construction and land development loans; (iii) the continued impact of a slowing economy on our commercial loan portfolio and its potential continued impact on our consumer portfolio; (iv) changes in real estate values and economic conditions in Atlanta, Georgia; (v) our ability to maintain and service relationships with automobile dealers and indirect automobile loan purchasers and our ability to profitably manage changes in our indirect automobile lending operations; (vi) changes in the interest rate environment and their impact on our net interest margin; (vii) difficulties in maintaining quality loan growth; (viii) less favorable than anticipated changes in the national and local business environment, particularly in regard to the housing market in general and residential construction and new home sales in particular; (ix) adverse changes in the regulatory requirements affecting us; (x) impact on the Company from the implementation of the Emergency Economic Stabilization Act of 2008; (xi) greater competitive pressures among financial institutions in our market; (xii) changes in political, legislative and economic conditions; (xiii) inflation; (xiv) greater loan losses than historic levels and an insufficient allowance for loan losses; and (xv) failure to achieve the revenue increases expected to result from our investments in branch additions and in our transaction deposit and lending businesses.
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

Results of Operations
Earnings
     For the third quarter of 2008, the Company recorded a net loss of $4.9 million compared to net income of $1.7 million for the third quarter of 2007. Basic and diluted (loss) earnings per share for the third quarter of 2008 and 2007 were $(.52) and $.18, respectively. Net loss for the nine months ended September 30, 2008 was $4.7 million compared to net income of $6.3 million for the same period in 2007. Basic and diluted (loss) earnings per share for the first nine months of 2008 and 2007 were $(.50) and $.68, respectively. The decrease in net income for the third quarter and first nine months of 2008 when compared to the same periods in 2007 was primarily due to an $8.6 million and $16.9 million increase, respectively, in the provision for loan losses to $11.4 million and $21.9 million, respectively. The increases in the provision for loan losses were due to the continued weak economy and increased loan charge-offs.
     The Company benefited in the first quarter of 2008 from a pretax gain of $1,252,000 on the mandatory redemption of 29,267 shares of Visa, Inc. common stock upon Visa’s successful initial public offering. The Company reversed a pretax $567,000 litigation expense accrual recorded in the fourth quarter of 2007 to recognize the Company’s proportional share of Visa litigation settlements and litigation reserves. In October 2008, Visa settled with Discovery Financial Services related to a case within the covered litigation. As a result, in the third quarter of 2008, the Company recorded a pretax charge of $360,000 related to its estimated proportional share of Visa litigation and the Company’s associated guarantee liability.
Net Interest Income
     Net interest income decreased $81,000 or .7% in the third quarter of 2008 to $11.9 million compared to $12.0 million for the same period in 2007 resulting primarily from a decrease in loan interest income due to lower interest rates on loans and an increase in nonperforming assets.
     The average balance of interest-earning assets increased by $118.1 million or 7.6% to $1.678 billion for the third quarter of 2008, when compared to the same period in 2007. The yield on interest-earning assets for the third quarter of 2008 was 6.21%, a decrease of 121 basis points when compared to the yield on interest-earning assets for the same period in 2007. The average balance of loans outstanding for the third quarter of 2008 increased $89.3 million or 6.3% to $1.502 billion when compared to the same period in 2007. The yield on average loans outstanding for the period decreased 127 basis points to 6.39% when compared to the same period in 2007 as a result of a net decrease in the prime lending rate and to a lesser extent, the effects of an increase in the level of nonperforming loans from $7.0 million at September 30, 2007 to $73.0 million at September 30, 2008
     The average balance of interest-bearing liabilities increased $124.5 million or 8.9% to $1.528 billion for the third quarter of 2008 and the rate on this average balance decreased 114 basis points to 3.68% when compared to the same period in 2007. The 114 basis point decrease in the cost of interest-bearing liabilities was lower than the 121 basis point decrease in the yield on interest earning assets, resulting in a seven basis point decrease in net interest spread. Net interest margin decreased 23 basis points to 2.86% for the third quarter of 2008 compared to 3.09% for the same period in 2007. The Bank manages its net interest spread and net interest margin based primarily on its loan and deposit pricing. To maintain its deposit market share and to assist in liquidity management, during 2008 as compared to 2007, the Bank did not decrease its deposit pricing as much as it lowered its loan rates, which increase or decrease with the prime interest rate. Deposit pricing in our markets has remained fairly constant due to increased competition for deposits resulting from liquidity issues impacting the banking industry as a whole.

     Net interest income increased $744,000 or 2.1% in the first nine months of 2008 to $35.7 million compared to $35.0 million for the same period in 2007 resulting primarily from a decrease in interest expense on deposits due to overall lower interest rates. The average balance of interest-earning assets increased by $108.9 million or 7.1% to $1.652 billion for the first nine months of 2008, when compared to the same period in 2007. The yield on interest-earning assets for the first nine months of 2008 was 6.47%, a decrease of 91 basis points when compared to the yield on interest-earning assets for the same period in 2007. The average balance of loans outstanding for the first nine months of 2008 increased $96.4 million or 6.9% to $1.488 billion when compared to the same period in 2007. The yield on average loans outstanding for the period decreased 97 basis points to 6.65% when compared to the same period in 2007 as a result of a net decrease in the prime lending rate and an increase in the level of nonperforming loans and assets.
     The average balance of interest-bearing liabilities increased $116.8 million or 8.5% to $1.499 billion for the nine months ended September 30, 2008 and the rate on this average balance decreased 90 basis points to 3.92% when compared to the same period in 2007. The 90 basis point decrease in the cost of interest-bearing liabilities was lower than the 91 basis point decrease in the yield on interest-earning assets, resulting in a one basis point decrease in net interest spread. Net interest margin decreased 14 basis points to 2.92% for the first nine months of 2008 compared to 3.06% for the same period in 2007.
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
     For all loan categories, historical loan loss experience, adjusted for changes in the risk characteristics of each loan category, current trends, and other factors, is used to determine the level of allowance required. Additional amounts are allocated based on the probable losses of individual impaired loans and the effect of economic conditions on both individual loans and loan categories. Since the allocation is based on estimates and subjective judgment, it is not necessarily indicative of the specific amounts of losses that may ultimately occur.
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
     In determining the appropriate level for the allowance, management ensures that the overall allowance appropriately reflects a margin for the imprecision inherent in most estimates. This additional allowance is reflected in the overall allowance. Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio at September 30, 2008 (see “Asset Quality”).
     The provision for loan losses for the third quarter and the first nine months of 2008 was $11.4 million and $21.9 million, respectively, compared to $2.8 million and $5.0 million for the same periods in 2007. The allowance for loan losses as a percentage of loans at September 30, 2008, was 1.83% compared to 1.19% at December 31, 2007, and to 1.10% at September 30, 2007. The increase in the provision in the third quarter and first nine months of 2008 as compared to the same periods in 2007 and the increase in the allowance as a percentage of loans at September 30, 2008, was due to management’s assessment of the continued slowing economy and housing market, as well as increased charge-offs in both the residential construction and consumer loan portfolios. The ratio of net charge-offs to average loans on an annualized basis for the first nine months of 2008 increased to 1.16% compared to .39% for the same period in 2007. The ratio of net charge-offs to average loans for the year ended December 31, 2007 was .45%. The following schedule summarizes changes in the allowance for loan losses for the periods indicated (dollars in thousands):

	Nine Months Ended		Year Ended
	September 30,		December 31,
	2008	2007	2007
Balance at beginning of period	$16,557	$14,213	$14,213
Charge-offs:
Commercial, financial and agricultural	99	—	200
SBA	244	—	—
Real estate-construction	5,363	1,412	1,934
Real estate-mortgage	261	63	82
Consumer installment	7,349	3,555	5,301

Total charge-offs	13,316	5,030	7,517

Recoveries:
Commercial, financial and agricultural	5	255	257
SBA	215	—	—
Real estate-construction	30	40	190
Real estate-mortgage	13	78	78
Consumer installment	669	649	836

Total recoveries	932	1,022	1,361

Net charge-offs	12,384	4,008	6,156
Provision for loan losses	21,850	4,950	8,500

Balance at end of period	$26,023	$15,155	$16,557

Annualized ratio of net charge-offs to average loans	1.16%	.39%	.45%

Allowance for loan losses as a percentage of loans at end of period	1.83%	1.10%	1.19%

     Substantially all of the consumer installment loan net charge-offs in the first nine months of 2008 and 2007 were from the indirect automobile loan portfolio. Consumer installment loan net charge-offs increased $3.8 million to $6.7 million for the nine months ended September 30, 2008, compared to the same period in 2007. The national and Atlanta economies continued to decline in the first nine months of 2008, as what began as a real estate slowdown impacted other areas of the economy, including our consumer lending portfolio. The annualized ratio of net charge-offs to average consumer loans outstanding was 1.18% and .56% during the first nine months of 2008 and 2007, respectively. Consumer loan net charge-offs represented 53.9% of total net charge-offs for the first nine months of 2008.
     Construction loan net charge-offs were $5.3 million in the first nine months of 2008 compared to $1.4 million in the same period of 2007. Management will continue to monitor closely and aggressively address credit quality and trends in the residential construction loan portfolio. The residential construction loan portfolio will require close scrutiny through the next several quarters.
     Based on the continuing poor economic conditions and increasing adverse trends in the both the consumer loan and construction loan portfolios, management believes that loan losses will continue to increase.

Noninterest Income
     Noninterest income for the third quarter and first nine months of 2008 was $3.9 million and $13.9 million, respectively, compared to $4.8 million and $13.6 million for the same periods in 2007, a decrease of $944,000 for the quarter and an increase of $287,000 for the nine month period. The decrease for the quarter was due to decreased income from SBA and indirect lending activities. The increase for the nine month period was due to a gain of $1.3 million on the mandatory redemption of 29,267 shares of Visa, Inc. common stock upon Visa’s successful initial public offering.
     For the third quarter of 2008 compared to the same period in 2007, income from SBA lending activities decreased $351,000 or 47.6%, due to a reduction in the gain on loans sold and a reduction in the volume of loans sold. SBA loans sold totaled $5.7 million for the third quarter of 2008 compared to $9.8 million sold in the third quarter of 2007. With the continuing volatility in credit markets, the market price and thus the profit on loan sales have been less than they have been for us historically. Income from indirect lending activities, which includes both net gains from the sale of indirect automobile loans and servicing and ancillary loan fees on loans sold, decreased $281,000 or 20.5% in the third quarter of 2008 compared to 2007. The decrease was a result of a reduction in gain on sales due to lower sales and lower indirect automobile loans serviced for others. For the third quarter of 2008, there were servicing retained sales of $8.9 million compared to $36.2 million in service retained sales for the same period in 2007. The average amount of loans serviced for others decreased from $293 million for the third quarter of 2007 to $253 million for the same period in 2008, a decrease of $40 million or 13.7% due to monthly principal payments which exceeded the additional loans serviced for others added because of fewer servicing retained loan sales. Other operating income decreased $351,000 for the third quarter of 2008 compared to 2007 because of lower brokerage fee income, lower insurance sales commissions and lower gains on sale of other real estate.
     For the nine months ended September 30, 2008 compared to the same period in 2007, noninterest income from SBA lending activities decreased $788,000 or 40.4%, due to a reduction in the gain on loans sold and a reduction in the volume of loans sold. Total SBA loans sold were $18.1 million for the nine month period ended September 2008 compared to $30.3 million sold during the same period in 2007. There were no SBA 504 loans sold in 2008 compared to $9.8 million sold during 2007. As discussed above, the continuing volatility in credit markets has negatively impacted the gains generated by the sale of SBA loans. The market for SBA 504 loans, because of their relative size and underwriting complexity, has particularly contracted. Other operating income decreased $472,000 or 31.6% for the nine months ended September 2008 compared to 2007 because of lower brokerage fee income, and lower insurance sales commissions.
Noninterest Expense
     Noninterest expense was $12.6 million for the third quarter of 2008, compared to $11.8 million for the same period in 2007, an increase of $743,000 or 6.3%. The increase was primarily a result of higher ORE related expenses, which were $806,000 in the third quarter of 2008 compared to zero for the same period in 2007. The increase is a result of higher foreclosed assets held by the Bank during the third quarter. The average ORE balance increased 266.2% to $12.8 million for the third quarter of 2008 compared to $3.5 million for the same period in 2007. The ORE expense is made up of $559,000 in provision for other real estate losses and $247,000 in maintenance, real estate taxes, and other related expenses. Other significant variances include the accrual for the $360,000 reserve for Fidelity’s estimated proportional share of a settlement of the Visa litigation with Discovery Financial Services, an increase of $240,000 related to a higher FDIC assessment, a decrease in salaries and employee benefits of $209,000, a decrease in fraud losses of $199,000, and a decrease in advertising expense of $137,000. Because of the announcement of increased FDIC insurance assessments for 2009, management expects this expense to increase nearly 150% in 2009.

     Noninterest expense was $36.4 million for the first nine months of 2008, compared to $34.8 million for the same period in 2007, an increase of $1.7 million or 4.8%. ORE related expense for the nine months increased to $2.0 million compared to $18,000 in 2007 because of an increase in the number of foreclosures and the associated increase in ORE. The average balance in ORE increased from $1.7 million for the nine months ended September 2007 to $11.2 million for the same period in 2008. The $2.0 million in ORE expense is made up of $1.4 million in provision for other real estate losses and $569,000 in maintenance, real estate taxes, and other related expenses. Other operating expenses increased $427,000 or 15.7% primarily due to the $360,000 expense accrual for Fidelity’s estimated proportional share of a settlement of the Visa litigation with Discovery Financial Services. In the fourth quarter of 2007, the Company recorded a $567,000 expense to recognize its proportional share of Visa litigation settlements, litigation reserves and certain other litigation. Because a portion of the proceeds from the Visa initial public offering funded a $3 billion litigation liability reserve for the American Express settlement, the Discover litigation, and other specific litigation matters, on which our $567,000 litigation accrual was based, management reversed the accrual during the first quarter of 2008. Salaries and employee benefits expense increased 1.7% or $324,000 to $19.6 million in the first nine months of 2008 compared to the same period in 2007. The increase was primarily attributable to the addition in the second half of 2007 of seasoned loan production staff, including SBA, indirect automobile, and commercial lenders to increase lending volume.
Provision for Income Taxes
     The provision for income taxes for the third quarter and first nine months of 2008 was a benefit of $3.3 million and $4.0 million, respectively, compared to expense of $497,000 and $2.6 million for the same periods in 2007. The income tax benefit recorded in the third quarter and first nine months of 2008 was primarily the result of a pretax loss and the amount of state income tax credits relative to the pretax income. In addition, the average balance of tax exempt investment securities increased during the third quarter and first nine months of 2008 compared to the same periods in 2007.
Financial Condition
Assets
     Total assets were $1.760 billion at September 30, 2008, compared to $1.686 billion at December 31, 2007, an increase of $73.6 million, or 4.4%. This increase was due to a $35.4 million increase in loans, a $24.3 million increase in investments available for sale, and a $22.6 million increase in cash and cash equivalents.
     Loans increased $35.4 million or 2.5% to $1.424 billion at September 30, 2008 compared to $1.388 billion at December 31, 2007. The increase in loans was primarily the result of an increase in total commercial loans, including SBA loans of $28.9 million or 9.4% to $335.4 million, growth in consumer installment loans of $19.9 million or 2.8% to $726.1 million and growth in real estate mortgage loans of $13.2 million or 14.1% to $106.9 million. As the liquidity and credit crisis continued during the nine months of 2008, demand for these loan types continued and management was able to conservatively grow these portfolios while tightening our underwriting standards. Partially offsetting these increases was a decrease in real estate construction loans of $26.7 million or 9.5% to $255.4 million due to a decline in real estate construction activity and a transfer of approximately $15.3 million to other real estate.
     Investment securities available for sale increased $24.3 million or 23.5% to $127.4 million at September 30, 2008 compared to $103.1 million at December 31, 2007. The increase was a result of management’s decision to enter into a series of transactions in March and April of 2008 to take advantage of the steepness of the yield curve. In March, the Bank purchased $19.6 million in agency (U.S. government sponsored entity) mortgage backed securities and funded the transaction with $20.0 million in laddered maturity advances from the Federal Home Loan Bank. In April, the Bank purchased $10.0 million in agency (U.S. government sponsored entity) mortgage backed securities and funded the transaction with $10 million in laddered maturity advances from the Federal Home Loan Bank. In addition, the Bank added six general obligation municipal bonds to the portfolio for a total of $5.0 million and purchased a $10 million Federal Home Loan Bank discount bond. Decreasing the size of the investment portfolio in the first nine months of 2008 were principal paydowns on mortgage backed securities, a $5.0 million agency note which was called at par, the sale of a $792,000 general obligation municipal security for a gain of $12,000, and the sale of five agency mortgage backed securities totaling $3.3 million for a gain of $35,000.
     Cash and cash equivalents increased 75.3% or $22.6 million to $52.7 million at September 30, 2008 compared to December 31, 2007. This balance varies with the Bank’s liquidity needs and is influenced by scheduled loan closings, timing of customer deposits, and loan sales.
Loans
     The following schedule summarizes our total loans at September 30, 2008, and December 31, 2007 (dollars in thousands):

	September 30,	December 31,
	2008	2007
Loans:
Commercial, financial and agricultural	$131,001	$107,325
Tax exempt commercial	8,144	9,235
Real estate — mortgage — commercial	196,213	189,881

Total commercial	335,358	306,441
Real estate — construction	255,393	282,056
Real estate — mortgage — residential	106,906	93,673
Consumer installment	726,095	706,188

Loans	1,423,752	1,388,358
Allowance for loan losses	(26,023)	(16,557)

Loans, net of allowance	$1,397,729	$1,371,801

Total Loans:
Loans	$1,423,752	$1,388,358
Loans Held-for-Sale:
Residential mortgage	1,860	1,412
Consumer installment	15,000	38,000
SBA	35,238	24,243

Total loans held-for-sale	52,098	63,655

Total loans	$1,475,850	$1,452,013

Asset Quality
     The following schedule summarizes our asset quality position at September 30, 2008, and December 31, 2007 (dollars in thousands):

	September 30,		December 31,
	2008		2007
Nonperforming assets:
Nonaccrual loans	$73,043		$14,371
Repossessions	1,666		2,512
Other real estate	16,668		7,308

Total nonperforming assets	$91,377		$24,191

Loans 90 days past due and still accruing	$3		$23

Allowance for loan losses	$26,023		$16,557

Ratio of loans past due and still accruing to loans	—%		—%

Ratio of nonperforming assets to total loans ORE, and repossessions	6.12%		1.65%

Allowance to period-end loans	1.83%		1.19%

Allowance to nonaccrual loans and repossessions (coverage ratio)	.35	x	.98	x

     The increase in nonperforming assets from December 31, 2007 to September 30, 2008, was primarily driven by increases in nonaccrual loans and other real estate, approximately 92.2% of which totals are secured by real estate. Approximately $52.3 million of the $58.7 million increase in nonaccrual loans from December 31, 2007 to September 30, 2008, was related to the residential construction portfolio.
     The $73.0 million in nonaccrual loans at September 30, 2008, included $67.4 million in residential construction related loans, $3.0 million in commercial and SBA loans and $2.6 million in retail and consumer loans. Of the $67.4 million in residential construction related loans on nonaccrual, $37.0 million was related to 157 single family construction loans with completed homes and homes in various stages of completion, $27.2 million was related to 409 single family developed lots, and $3.2 million related to other loans.
     The $16.7 million in other real estate at September 30, 2008, was made up of one commercial property with a balance of $600,000 and the remainder were residential construction related balances which consisted of $9.8 million in 53 residential single family homes completed or substantially completed, $5.8 million in 125 single family developed lots, and $400,000 in one parcel of undeveloped land.
     Management’s assessment of the overall loan portfolio is that loan quality and performance are continuing to be adversely affected by the slowing economy in general and the real estate market in particular. This section should be read in conjunction with the discussion in “Provision for Loan Losses”.
Investment Securities
     Total unrealized losses on investment securities available-for-sale, net of unrealized gains of $380,000, were $1.8 million at September 30, 2008. Total unrealized losses on investment securities available-for-sale, net of unrealized gains of $242,000, were $1.3 million at December 31, 2007. Net unrealized losses on investment securities available-for-sale increased $479,000 during the first nine months of 2008.

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
     Two individual investment securities were in a continuous unrealized loss position in excess of 12 months at September 30, 2008, with an aggregate unrealized loss of $233,000. Both securities were agency pass-through mortgage backed securities and the unrealized loss positions resulted not from credit quality issues, but from market interest rate increases over the interest rates prevalent at the time the mortgage backed securities were purchased, and are considered temporary, with full collection of principal and interest anticipated.
     Also, as of September 30, 2008, management had the ability and intent to hold the temporarily impaired securities for a period of time sufficient for a recovery of cost. Accordingly, as of September 30, 2008, management believes the impairments discussed above are temporary and no impairment loss has been recognized in our Consolidated Statements of Income.
Deposits
     Total deposits at September 30, 2008, were $1.466 billion compared to $1.406 billion at December 31, 2007, a $60.2 million or 4.3% increase. Noninterest-bearing demand deposits decreased $8.2 million or 6.3% to $123.4 million. Savings deposits decreased $13.8 or 6.4% to $202.6 million. Interest-bearing demand and money market accounts decreased $65.6 million or 20.1% to $248.5 million. Time deposits increased $147.8 million or 19.9% to $891.3 million. While some of the decrease in interest-bearing demand and money market accounts can be attributed to movement of consumer deposits into higher yielding certificates of deposit, a majority of the decline in transactional account balances is attributable to increased use of cash as the credit markets have tightened. To help manage the duration of the Bank’s deposit liabilities and projected liquidity, management offers special rates in certain certificate of deposit terms in order to increase balances. While the balances in transaction accounts decreased for the nine month period end September 2008, the number of transaction accounts has continued to increase as a result of the extensive transaction account acquisition program. Management believes that the number of our transaction deposit accounts will continue to increase during the remainder of 2008.
Short-Term Borrowings
     There were $15.0 million in Federal funds purchased at September 30, 2008, compared to $5.0 million at December 31, 2007, an increase of $10.0 million. Other short-term borrowings at September 30, 2008, totaled $58.4 million compared to $71.0 million at December 31, 2007, a decrease of $12.5 million or 17.6%. Other short-term borrowings at September 30, 2008, consisted of $43.9 million in overnight repurchase agreements primarily with commercial transaction account customers, $2.5 million in FHLB advances, and $12.0 million of other collateralized debt maturing during 2008.
     Federal funds purchased varies with the daily liquidity needs of the Bank and averaged $11.9 million for the nine months ended September 30, 2008 compared to $10.3 million for the year ended December 31, 2007. Other short-term borrowings decreased because FHLB advances decreased $32.5 million to $2.5 million due to the maturity of a $15 million fixed rate credit advance and a $20 million fixed rate credit advance which were not replaced. Partially offsetting this decrease were higher balances of securities sold under repurchase agreements which increased $20.0 million to $43.9 million at September 30, 2008, compared to December 31, 2007.
Other Long-Term Debt
     Other long-term debt increased $22.5 million or 90.0% to $47.5 million at September 30, 2008 compared to $25.0 million at December 31, 2007. In March of 2008, the Bank purchased approximately $20 million in fixed rate agency mortgage backed securities which were funded with $20.0 million in laddered two year through five year maturity long-term Federal Home Loan Bank advances. In April 2008, the Bank purchased $10 million in fixed rate agency mortgage backed securities which were funded with $10 million in laddered one year through five year Federal Home Loan Bank advances. The long-term advances are discussed below.
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
     On March 12, 2008, the Company entered into a $5.0 million five year FHLB European convertible advance collateralized with pledged qualifying real estate loans and maturing March 12, 2013. The advance had an interest rate of 2.395% at September 30, 2008. The FHLB has the one time option on March 12, 2010 to convert the interest rate from a fixed rate to a variable rate based on three month LIBOR plus a spread charged by the FHLB to its members for an adjustable rate credit advance with the same remaining maturity.
     On March 12, 2008, the Company entered into a $5.0 million five year FHLB European convertible advance collateralized with pledged qualifying real estate loans and maturing March 12, 2013. The advance had an interest rate of 2.79% at September 30, 2008. The FHLB has the one time option on March 14, 2011 to convert the interest rate from a fixed rate to a variable rate based on three month LIBOR plus a spread charged by the FHLB to its members for an adjustable rate credit advance with the same remaining maturity.
     On April 3, 2008, the Company entered into a $2.5 million five year FHLB European convertible advance collateralized with pledged qualifying real estate loans and maturing April 3, 2013. The advance had an interest rate of 2.40% at September 30, 2008. The FHLB has the one time option on April 5, 2010 to convert the interest rate from a fixed rate to a variable rate based on three month LIBOR plus a spread charged by the FHLB to its members for an adjustable rate credit advance with the same remaining maturity.
     On April 1, 2008, the Company entered into a $2.5 million four year FHLB Fixed Rate advance collateralized with pledged qualifying real estate loans and maturing April 2, 2012. The advance had an interest rate of 3.24% at September 30, 2008.
     On April 4, 2008, the Company entered into a $2.5 million two year FHLB Fixed Rate advance collateralized with pledged qualifying real estate loans and maturing April 5, 2010. The advance had an interest rate of 2.64% at September 30, 2008.

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
     The following schedule summarizes our subordinated debt at September 30, 2008 (dollars in thousands):

		Subordinated
Type	Issued(1)	Debt	Interest Rate
Trust Preferred	March 8, 2000	$10,825	Fixed	@	10.875%
Trust Preferred	July 19, 2000	10,309	Fixed	@	11.045%
Trust Preferred	June 26, 2003	15,464	Variable	@	6.576	%(2)
Trust Preferred	March 17, 2005	10,310	Variable	@	4.706	%(3)
Trust Preferred	August 20, 2007	20,619	Fixed	@	6.620	%(4)

		$67,527

1.	Each trust preferred security has a final maturity thirty years from the date of issuance.

2.	Reprices quarterly at a rate 310 basis points over three month LIBOR and is subject to refinancing or repayment at par in June 2008 with regulatory approval.

3.	Reprices quarterly at a rate 189 basis points over three month LIBOR.

4.	Five year fixed rate, and then reprices quarterly at a rate 140 basis points over three month LIBOR.
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
     Sources of liquidity include cash and cash equivalents, net of Federal requirements to maintain reserves against deposit liabilities; investment securities eligible for sale or pledging to secure borrowings from dealers and customers pursuant to securities sold under agreements to repurchase (“repurchase agreements”); loan repayments; loan sales; deposits and certain interest-sensitive deposits; brokered deposits; a collateralized line of credit at the Federal Reserve Bank of Atlanta (“FRB”) Discount Window; a collateralized line of credit from the Federal Home Loan Bank of Atlanta (“FHLB”); and borrowings under unsecured overnight Federal funds lines available from correspondent banks. The principal demands for liquidity are new loans, anticipated fundings under credit commitments to customers and deposit withdrawals.
     Management seeks to maintain a stable net liquidity position while optimizing operating results, as reflected in net interest income, the net yield on interest-earning assets and the cost of interest-bearing liabilities in particular. Our Asset/Liability Management Committee (“ALCO”) meets regularly to review the current and projected net liquidity positions and to review actions taken by management to achieve this liquidity objective. Managing the levels of total liquidity, short-term liquidity, and short-term liquidity sources continues to be an important exercise because of the coordination of the projected SBA and indirect automobile loan production and sales, SBA loans held-for-sale balances, indirect automobile loans held-for-sale balances, and individual loans and pools of loans sold anticipated to increase from time to time during the year.
     In addition to the availability of brokered deposits, as of September 30, 2008, we had the following sources of available unused liquidity (in thousands):

September 30,
2008
Unpledged securities	$12,000
FHLB advances	45,000
FRB lines	176,000
Federal funds lines	32,000

Total sources of available unused liquidity	$265,000

Shareholders’ Equity
     Shareholders’ equity was $93.3 million at September 30, 2008, and $100 million at December 31, 2007. Shareholders’ equity as a percent of total assets was 5.3% at September 30, 2008, compared to 5.9% at December 31, 2007. The decrease in shareholders’ equity in the first nine months of 2008 was primarily the result of a net loss, dividends paid, the effect of the change in other comprehensive income and the cumulative effect adjustment as a result of the adoption of EITF No. 06-04 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” (See Note 9.) This decrease was somewhat offset by the issuance of common stock.
     At September 30, 2008, and December 31, 2007, FSC exceeded all minimum capital ratios required by the FRB, as reflected in the following schedule:

	FRB
	Minimum
	Capital	September 30,	December 31,
Capital Ratios:	Ratio	2008	2007
Leverage	4.00%	7.06%	7.93%
Risk-Based Capital
Tier I	4.00	7.75	8.43
Total	8.00	10.92	11.55
     The following table sets forth the capital requirements for the Bank under FDIC regulations and the Bank’s capital ratios at September 30, 2008, and December 31, 2007, respectively:

	FDIC
	Regulations
	Well	September 30,	December 31,
Capital Ratios:	Capitalized	2008	2007
Leverage	5.00%	7.81%	8.10%
Risk-Based Capital
Tier I	6.00	8.57	8.60
Total	10.00	10.45	10.30
     During the first nine months of 2008, we declared and paid dividends on our common stock of $.19 per share totaling $1.8 million, which was lower than the $.27 per share paid in the same period in 2007. In October of 2008, the Company approved the distribution of a stock dividend on November 3, 2008 of one share for every 200 shares owned on the record date. Dividends for the remainder of 2008 will be reviewed quarterly, with the declared and paid dividend consistent with current earnings, capital requirements and forecasts of future earnings.
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
     The most recent rate shock analysis indicated that the effects of an immediate and sustained increase or decrease of 200 basis points in market rates of interest would fall within policy parameters and approved tolerances for equity at risk, net interest income, and net income.
     We have historically been cumulatively asset sensitive to six months; however, we have been liability sensitive from six months to one year, largely mitigating the potential negative impact on net interest income and net income over a full year from a sudden and sustained decrease in interest rates. Likewise, historically the potential positive impact on net interest income and net income of a sudden and sustained increase in interest rates is reduced over a one-year period as a result of our liability sensitivity in the six month to one year time frame.
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
     The interest rate sensitivity structure within our balance sheet at September 30, 2008, indicated a cumulative net interest sensitivity liability gap of 9.61% when projecting out one year. In the near term, defined as 90 days, there was a cumulative net interest sensitivity asset gap of 6.94% at September 30, 2008. When projecting forward six months, there was a cumulative net interest sensitivity liability gap of 1.32%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. Our policy states that the cumulative gap at six months and one year should generally not exceed 15% and 10%, respectively. The Bank was within established tolerances at September 30, 2008.

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
Changes in Internal Control over Financial Reporting
     There has been no change in the Company’s internal control over financial reporting during the nine months ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are a party to claims and lawsuits arising in the course of normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of September 30, 2008, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our results of operations or financial condition.
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

FIDELITY SOUTHERN CORPORATION
(Registrant)

Date: November 6, 2008	BY: /s/ James B. Miller, Jr.
James B. Miller, Jr.
Chief Executive Officer

Date: November 6, 2008	BY: /s/ Stephen H. Brolly
Stephen H. Brolly
Interim Chief Financial Officer