Form 10-K
period 2008-12-31
FIDELITY SOUTHERN CORP
filed 2009-03-17
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the registrant) as of June 30, 2008 (based on the average bid and ask price of the Common Stock as quoted on the NASDAQ National Market System on June 30, 2008), was $29,061,864.
     At March 9, 2009, there were 9,729,942 shares of Common Stock outstanding, without stated par value.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s Annual Report to Shareholders for fiscal year ended December 31, 2008, are incorporated by reference into Part II. Portions of the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I
Item 1. Business
General
          Fidelity Southern Corporation (“FSC” or “Fidelity”) is a bank holding company headquartered in Atlanta, Georgia. We conduct operations primarily though Fidelity Bank, a state chartered wholly-owned subsidiary bank (the “Bank”). The Bank was organized as a national banking corporation in 1973 and converted to a Georgia chartered state bank in 2003. LionMark Insurance Company (“LIC”) is a wholly-owned subsidiary of FSC and is an insurance agency offering consumer credit related insurance products. FSC also owns five subsidiaries established to issue trust preferred securities. The “Company”, “we” or “our”, as used herein, includes FSC and its subsidiaries, unless the context otherwise requires.
          At December 31, 2008, we had total assets of $1.763 billion, total loans of $1.444 billion, total deposits of $1.444 billion, and shareholders’ equity of $136.6 million.
Forward-Looking Statements
          This report on Form 10-K may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations relating to present or future trends or factors generally affecting the banking industry and specifically affecting our operations, markets and services. Without limiting the foregoing, the words “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon assumptions we believe are reasonable and may relate to, among other things, the continuing deterioration of the economy and its impact on operating results, credit quality, liquidity, capital, the adequacy of the allowance for loan losses, changes in interest rates, and litigation results. These forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those projected for many reasons, including without limitation, changing events and trends that have influenced our assumptions.
          These trends and events include (1) real estate values in the Atlanta, Georgia, metropolitan area and in eastern and northern Florida markets; (2) general business and economic conditions; (3) conditions in the financial markets and economic conditions generally and the impact of recent efforts to address difficult market and economic conditions; (4) our liquidity and sources of liquidity; (5) the terms of the U.S. Treasury Department’s (the “Treasury”) equity investment in us; (6) the limitations on executive compensation imposed through our participation in the TARP Capital Purchase Program; (7) a deteriorating economy and its impact on operations and credit quality; (8) the ability of the Treasury to unilaterally amend any provision of the purchase agreement we entered into as part of the TARP Capital Purchase Program; (9) unique risks associated with our construction and land development loans; (10) our ability to raise capital; (11) the impact of a recession on our consumer loan portfolio and its potential impact on our commercial portfolio; (12) economic conditions in Atlanta, Georgia; (13) our ability to maintain and service relationships with automobile dealers and indirect automobile loan purchasers and our ability to profitably manage changes in our indirect automobile lending operations; (14) the accuracy and completeness of information from customers and our counterparties; (15) changes in the interest rate environment and their impact on our net interest margin; (16) difficulties in maintaining quality loan growth; (17) less favorable than anticipated changes in the national and local business environment, particularly in regard to the housing market in general and residential construction and new home sales in particular; (18) the impact of and adverse changes in the governmental regulatory requirements affecting us; (19) the effectiveness of our controls and procedures; (20) our ability to attract and retain skilled people; (21) greater competitive pressures among financial institutions in our market; (22) changes in political, legislative and economic conditions; (23) inflation; (24) greater loan losses than historic levels and an insufficient allowance for loan losses; (25) failure to achieve the revenue increases expected to result from our investments in our growth strategies, including our branch additions and in our transaction deposit and lending businesses; (26) the volatility and limited trading of our common stock; and (27) the impact of dilution on our common stock.
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
          The Bank is primarily engaged in attracting deposits from individuals and businesses and using these deposits and borrowed funds to originate commercial loans, commercial loans secured by real estate, SBA loans, construction and residential real estate loans, direct and indirect automobile loans, residential mortgage and home equity loans, and secured and unsecured installment loans. Internet banking, including on-line bill pay, and Internet cash management services are available to individuals and businesses, respectively. Additionally, the Bank offers businesses remote deposit services, which allow participating companies to scan and electronically send deposits to the Bank for improved security and funds availability. The Bank also provides international trade services. Trust services, credit card loans, and merchant services activities are provided through agreements with third parties. Investment services are provided through an agreement with an independent broker-dealer.
          We have grown our assets, deposits, and business internally by building on our lending products, expanding our deposit products and delivery capabilities, opening new branches, and hiring experienced bankers with existing customer relationships in our market. We have never purchased loan participations from any other financial institution.
     Deposits
          The Bank offers a full range of depository accounts and services to both individuals and businesses. As of December 31, 2008, deposits totaled approximately $1.444 billion, consisting of (dollars in millions):

Noninterest-bearing demand deposits	$139
Interest-bearing demand deposits and money market accounts	209
Savings deposits	199
Time deposits ($100,000 or more)	318
Time deposits, including brokered deposits (less than $100,000)	579

Total	$1,444

          A marketing program to increase the number and volume of our personal and business demand deposit accounts was launched in January 2006, with the goals of building relationships with existing customers, adding new customers, increasing transaction accounts, and helping manage our rising cost of funds. Based on the success of this program, the Bank intends to continue this marketing program during 2009.

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
          As of December 31, 2008, the Bank had total loans outstanding, including loans held-for-sale, consisting of (dollars in millions):

	Total Loans	Held-for-Sale	Loans

Commercial, financial and agricultural	$152	$7	$145
Real estate — mortgage—commercial	228	25	203
Real estate — construction	253	8	245
Real estate — mortgage—residential	117	1	116
Consumer installment loans	694	15	679

Total	$1,444	$56	$1,388

          The loan categories in the above schedule are based on certain regulatory definitions and classifications. Certain of the following discussions are in part based on the Bank defined loan portfolios and may not conform to the above classifications.
     Commercial and Industrial Lending
          The Bank originates commercial and industrial loans, which include certain SBA which are partially guaranteed loans that are generally secured by property such as inventory, equipment and accounts receivable. All commercial loans are evaluated for the adequacy of repayment sources at the time of approval and are regularly reviewed for any deterioration in the ability of the borrower to repay the loan. In most instances, collateral is required to provide an additional source of repayment in the event of default by the borrower. The structure of the collateral varies from loan to loan depending on the financial strength of the borrower, the amount and terms of the loan, and the collateral available to be pledged.
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
     Indirect Automobile Lending
          The Bank purchases, on a nonrecourse basis, consumer installment contracts secured by new and used vehicles purchased by consumers from franchised motor vehicle dealers and selected independent dealers located throughout the Southeast. A portion of the indirect automobile loans the Bank originates is generally sold with servicing retained. At December 31, 2008, we were servicing $238 million in loans we had sold, primarily to other financial institutions.
          During 2008, the Bank produced $382.4 million of indirect automobile loans, while profitably selling $75.3 million to third parties with servicing retained and $24.0 million with service released. The balances in indirect automobile loans held-for-sale fluctuate from month to month as pools of loans are developed for sale and due to normal monthly principal payments.
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
          The balances in mortgage loans held-for-sale fluctuate due to economic conditions, interest rates, the level of real estate activity, the amount of mortgage loans retained by the Bank, and seasonal factors. During 2008, we originated approximately $20 million in loans, while selling $21 million to third parties.
          In January 2009, we hired 58 new employees in a major expansion of our mortgage division in Atlanta. In the first two months of the expansion, we originated approximately $69 million in new loans. The Bank primarily sells originated residential mortgage loans and processes brokered loans, servicing released, to investors. The Bank does not service mortgage loans for third parties.

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
     Investment Securities
          At December 31, 2008, we owned investment securities totaling $159 million. Management’s conservative investment philosophy attempts to accept less yield through less risky investments. Investment securities include agencies of the U.S. Government, including mortgage backed securities, bank qualified municipal bonds, and FHLB stock. During 2006, 2007 and 2008, the Bank did not invest in any preferred stock of Fannie Mae or Freddie Mac, trust preferred obligations, collateralized mortgage obligations (“CMO’s”), auction rate securities (“ARS”), or collateralized debt obligations (“CDO’s”).
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
          The Bank’s written guidelines for lending activities require, among other things, that:
•	secured loans, except for loans made under the Bank’s SBA program and indirect automobile loans which are generally secured by the vehicle purchased, be made to persons and companies which are well-established and have net worth, collateral, and cash flow to support the loan;

•	real estate loans be secured by real property located primarily in Georgia or Florida;

•	unsecured loans be made to persons who maintain depository relationships with the Bank and have significant financial strength;

•	loan renewal requests be reviewed in the same manner as an application for a new loan; and

•	working capital loans to be repaid out of conversion of assets or current earnings of the commercial borrower and that such loans generally be secured by the assets of the commercial borrower.
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
          In December 2008, Fidelity Bank signed a memorandum of understanding (“MOU”) with the GDBF and the FDIC. The MOU, which relates primarily to the Bank’s asset quality and loan loss reserves, requires that the Bank submit plans and report to the GDBF and the FDIC regarding its loan portfolio and profit plans, among other matters. The MOU also requires that the Bank maintain its Tier 1 Leverage Capital ratio at not less than 8% and an overall well-capitalized position as defined in applicable FDIC rules and regulations during the life of the MOU. Additionally, the MOU requires that, prior to declaring or paying any cash dividends to the Company, the Bank must obtain the prior written consent of the GDBF and the FDIC. Management believes the Company will remain in compliance with the MOU.
     TARP Capital Purchase Program
          On October 14, 2008, the Treasury announced the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (the “Program”). The Program was instituted by the Treasury pursuant to the Emergency Economic Stabilization Act of 2008 (“EESA”), which provides up to $700 billion to the Treasury to, among other things, take equity positions in financial institutions. The Program is intended to encourage U.S. Financial institutions to build capital and thereby increase the flow of financing to businesses and consumers.
          On December 19, 2008, as part of the Program, Fidelity entered into a Letter Agreement (“Letter Agreement”) and a Securities Purchase Agreement — Standard Terms with the Treasury, pursuant to which Fidelity agreed to issue and sell, and the Treasury agreed to purchase (1) 48,200 shares (the “Preferred Shares”) of Fidelity’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and (2) a ten-year warrant (the “Warrant”) to purchase up to 2,266,458 shares of the Company’s common stock at an exercise price of $3.19 per share, for an aggregate purchase price of $48.2 million in cash.
          In connection with Fidelity’s participation with the Program, Fidelity adopted the Treasury’s standards for executive compensation and corporate governance set forth in section 111 of EESA and any guidance or regulations adopted thereunder for the period during which the Treasury holds equity issued under the Program. To ensure compliance with these standards, within the time frame prescribed by the Program, Fidelity has entered into agreements with its senior executive officers who would be subject to the standards. The executive officers have agreed to, among other things, (1) “clawback” provisions relating to the repayment by the executive officers of incentive compensation based on materially inaccurate financial statement or performance metrics and (2) limitations on certain post-termination “parachute” payments. In addition, the Letter Agreement provides that the Treasury may unilaterally amend any provision of the Letter Agreement to the extent required to comply with any changes in applicable federal law.
          The Special Inspector General for the Troubled Asset Relief Program (“SIGTARP”), was established pursuant to Section 121 of EESA, and has the duty, among other things, to conduct, supervise, and coordinate audits and investigations of the purchase, management and sale of assets by the Treasury under TARP and the Program, including the shares of Preferred Shares purchased from Fidelity.
     American Recovery and Reinvestment Act of 2009
          On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted. The ARRA, commonly known as the economic stimulus or economic recovery package, includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including Fidelity, until the institution has repaid the Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient’s appropriate regulatory agency. The executive compensation standards are more stringent than those currently in effect under the Program or those previously proposed by the Treasury, but it is not yet clear how these executive compensation standards will relate to the similar standards announced by the Treasury in its guidelines on February 4, 2009, or whether the standards will be considered effective immediately or only after implementing regulations are issued by the Treasury. The new standards include (but are not limited to) (i) prohibitions on bonuses, retention awards and other incentive compensation, other than restricted stock grants which do not fully vest during the TARP period up to one-third of an employee’s total annual compensation, (ii) prohibitions on golden parachute payments for departure from a company, (iii) an expanded clawback of bonuses, retention awards, and incentive compensation if payment is based on materially inaccurate statements of earnings, revenues, gains or other criteria, (iv) prohibitions on compensation plans that encourage manipulation of reported earnings, (v) retroactive review of bonuses, retention awards and other compensation previously provided by TARP recipients if found by the Treasury to be inconsistent with the purposes of TARP or otherwise contrary to public interest, (vi) required establishment of a company-wide policy regarding “excessive or luxury expenditures”, and (vii) inclusion in a participant’s proxy statements for annual shareholder meetings of a nonbinding “say on pay” shareholder vote on the compensation of executives.
     Temporary Liquidity Guarantee Program
          On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Treasury, as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLG Program the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions and (ii) provide full FDIC deposit insurance coverage for noninterest-bearing transaction deposit accounts, Negotiable Order of Withdrawal accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC-insured institutions through December 31, 2009. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. Fidelity elected to participate in both guarantee programs.
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
          The MOU requires the Bank obtain prior written consent of the GDBF and the FDIC before paying any dividends. For 2008, our declared cash dividend payout to common stockholders was $1.8 million. In addition, the Company declared a stock dividend of one share for every 200 shares owned in the fourth quarter of 2008. Dividends for 2009 will be reviewed quarterly, with the declared and paid dividend consistent with current earnings, capital requirements, and forecasts of future earnings.
          Pursuant to the terms of the Letter Agreement, the ability of Fidelity to declare or pay dividends or distributions of its common stock is subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share ($0.01) declared on the common stock prior to December 19, 2008, as adjusted for subsequent stock dividends and other similar actions. In addition, as long as the Preferred Shares are outstanding, dividend payments are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. This restriction will terminate on the third anniversary of the date of issuance of the Preferred Shares or, if earlier, the date on which the Preferred Shares have been redeemed in whole or the Treasury has transferred all of the Preferred Shares to third parties.
     Capital Adequacy
          The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. Banks and bank holding companies are required to have (1) a minimum level of Total Capital (as defined) to risk-weighted assets of eight percent (8%); and (2) a minimum Tier 1 Capital (as defined) to risk-weighted assets of four percent (4%). In addition, the Federal Reserve and the FDIC have established a minimum three percent (3%) leverage ratio of Tier 1 Capital to quarterly average total assets for the most highly-rated banks and bank holding companies. “Tier 1 Capital” generally consists of common equity excluding unrecognized gains and losses on available for sale securities, plus minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock less certain intangibles. The Federal Reserve and the FDIC will require a bank holding company and a bank, respectively, to maintain a leverage ratio greater than four percent (4%) if either is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve. The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies. The FDIC and the Federal Reserve consider interest rate risk in the overall determination of a bank’s capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk. While under the MOU, the Bank must maintain a leverage ratio of at least eight percent (8%).
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
          To continue to conduct its business as currently conducted, the Company and the Bank will need to maintain capital well above the minimum levels. As of December 31, 2008 and 2007, the most recent notifications from the FDIC categorized the Bank as “well capitalized” under current regulations.
     Internal Control Reporting
          The 1991 Act also imposes substantial auditing and reporting requirements and increases the role of independent accountants and outside directors of banks.
     Commercial Real Estate
          In December, 2006 the federal banking agencies, including the FDIC, issued a final guidance on concentrations in commercial real estate lending, noting that increases in banks’ commercial real estate concentrations could create safety and soundness concerns in the event of a significant economic downturn. The guidance mandates certain minimal risk management practices and categorizes banks with defined levels of such concentrations as banks that may warrant elevated examiner scrutiny. The regulatory guideline of residential construction and Acquisition and Development loans as a percentage of capital is a maximum of 100%. The Bank’s ratio decreased from 177% at December 31, 2007 to 124% at December 31, 2008. The regulatory guideline for all real estate loans, except owner-occupied property as a percentage of capital is a maximum of 300%. The Bank’s ratio decreased from 237% at December 31, 2007 to 172% at December 31, 2008. Although management believes that our credit processes and procedures meet the risk management standards dictated by this guidance, regulatory authorities could effectively limit increases in the real estate concentrations in the Bank’s loan portfolios and require additional credit administration and management costs associated with the portfolios.
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
     Future Legislation
          Various legislation affecting financial institutions and the financial industry is from time to time introduced in Congress. Such legislation may change banking statutes and the operating environment of Fidelity and its subsidiaries in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or results of operations of Fidelity or any of its subsidiaries. With the recent enactments of EESA and ARRA, the nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable at this time.
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
Employees and Executive Officers
          As of December 31, 2008, we had 366 full-time equivalent employees. We are not a party to any collective bargaining agreement. We believe that our employee relations are good. We afford our employees a variety of competitive benefit programs including a retirement plan and group health, life and other insurance programs. We also support training and educational programs designed to ensure that employees have the types and levels of skills needed to perform at their best in their current positions and to help them prepare for positions of increased responsibility.
Executive Officers of the Registrant
          The Company’s executive officers, their ages, their positions with the Company at March 6, 2009, and the period during which they have served as executive officers, are as follows:

Name	Age	Since	Position
James B. Miller, Jr.	68	1979	Principal Executive Officer, Chairman of the Board and Chief Executive Officer of Fidelity since 1979; President of Fidelity from 1979 to April 2006; Chairman of Fidelity Bank since 1998; President of Fidelity Bank from 1977 to 1997, and from December 2003 through September 2004; and Chief Executive Officer of Fidelity Bank from 1977 to 1997 and from December 2003 until present. A director of Fidelity Bank since 1976. Chairman of LionMark Insurance Company, a wholly-owned subsidiary, since November 2004. A director of Interface, Inc., a carpet and fabric manufacturing company, since 2000, and of American Software, Inc., a software development company, since 2002.

H. Palmer Proctor, Jr.	41	1996	President of Fidelity since April 2006; Senior Vice President of Fidelity from January 2006 through April 2006; Vice President of Fidelity from 1996 through January 2006; Director and President of Fidelity Bank since October 2004 and Senior Vice President of Fidelity Bank from 1996 through September 2004. Director and Secretary/Treasurer of LionMark Insurance Company, a wholly-owned subsidiary, since November 2004.

Stephen H. Brolly	46	2008	Principal Financial and Accounting Officer of Fidelity

Name	Age	Since	Position
			and Chief Financial Officer of Fidelity and Fidelity Bank since August 2008; Treasurer of Fidelity and Fidelity Bank from May 2006 through August 2008. Chief Financial Officer of LionMark Insurance Company, a wholly-owned subsidiary, since August 2008. Senior Vice President, Chief Accounting Officer and Controller of Sun Bancorp, Inc. in Vineland, New Jersey from 1999 to 2006.

David Buchanan	51	1995	Vice President of Fidelity since 1999; Executive Vice President of Fidelity Bank since October 2004; and Senior Vice President of Fidelity Bank from 1995 through September 2004. President of LionMark Insurance Company, a wholly-owned subsidiary, since November 2004.
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
          Currently, our lending and other businesses are concentrated in the Atlanta, Georgia, metropolitan area and eastern and northern Florida. As of December 31, 2008, real estate mortgage, construction and commercial real estate loans, accounted for 41.3% of our total loan portfolio. Therefore, conditions in these markets will strongly affect the level of our nonperforming loans and our results of operations and financial condition. Real estate values and the demand for commercial and residential mortgages and construction loans are affected by, among other things, changes in general and local economic conditions, changes in governmental regulation, monetary and fiscal policies, interest rates and weather. The residential real estate markets in Atlanta and Jacksonville continue to experience a slowdown in sales and continued pricing declines. Continued declines in our real estate markets could adversely affect the demand for new real estate loans, and the value and liquidity of the collateral securing our existing loans. Adverse changes in our markets could also reduce our growth rate, impair our ability to collect loans, and generally affect our financial condition and results of operations.
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
Our business may be adversely affected by conditions in the financial markets and economic conditions generally and there can be no assurance that recent efforts to address difficult market and economic conditions will be effective.
          Since mid-2007, and particularly during the second half of 2008, the financial markets and economic conditions generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all commercial and residential mortgages as property prices declined rapidly and to nearly all asset classes. The effect of the market and economic downturn also spread to other areas of the credit markets and in the availability of liquidity. The magnitude of these declines led to a crisis of confidence in the financial sector as a result of concerns about the capital base and viability of certain financial institutions. During this period, interbank lending and commercial paper borrowing fell sharply, precipitating a credit freeze for both institutional and individual borrowers. Unemployment has also increased significantly.
          The recently enacted Emergency Economic Stabilization Act of 2008 and American Recovery and Reinvestment Act of 2009 were signed into law in response to the financial crisis affecting the banking system, financial markets and economic conditions generally. Pursuant to the EESA, the Treasury has the authority under the Troubled Asset Relief Program to purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The Treasury announced the Capital Purchase Program under TARP pursuant to which it has purchased and will continue to purchase senior preferred stock in participating financial institutions. This includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients until the institution has repaid the Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient’s appropriate regulatory agency.
          The EESA followed, and has been followed by, numerous actions by the U.S. Congress, Federal Reserve Board, the Treasury, the FDIC, the SEC and others to address the current crisis, including most recently the ARRA. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. There can be no assurance, however, as to the actual impact that EESA, including TARP and the Program, the ARRA and the other initiatives describe above will have on the banking system and financial markets or on us. The failure of these programs to help stabilize the banking system and financial markets and a continuation or worsening of current economic conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.
Liquidity is essential to our businesses and we rely on external sources to finance a significant portion of our operations.
          Liquidity is essential to our businesses. Our liquidity could be substantially affected in a negative fashion by an inability to raise funding in the long-term or short-term debt capital markets or the equity capital markets or an inability to access the secured lending markets. Factors that we cannot control, such as disruption of the financial markets or negative views about the financial services industry generally, could impair our ability to raise funding. In addition, our ability to raise funding could be impaired if lenders develop a negative perception of our long-term or short-term financial prospects. Such negative perceptions could be developed if we suffer a decline in the level of our business activity or regulatory authorities take significant action against us, among other reasons. If we are unable to raise funding using the methods described above, we would likely need to finance or liquidate unencumbered assets to meet maturing liabilities. We may be unable to sell some of our assets, or we may have to sell assets at a discount from market value, either of which could adversely affect our results of operations and financial condition.
Future dividend payments and common stock repurchases are restricted by the terms of the Treasury’s equity investment in us.
          Under the terms of the Program, until the earlier of the third anniversary of the date of issuance of the Preferred Shares and the date on which the Preferred Shares have been redeemed in whole or the Treasury has transferred all of the Preferred Shares to third parties, we are prohibited from increasing dividends on our common stock from the last quarterly cash dividend per share ($0.01) declared on the common stock prior to December 19, 2008, as adjusted for subsequent stock dividends and other similar actions, and from making certain repurchases of equity securities, including our common stock, without the Treasury’s consent. Furthermore, as long as the Preferred Shares are outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including our common stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions.
The limitations on executive compensation imposed through our participation in the Capital Purchase Program may restrict our ability to attract, retain and motivate key employees, which could adversely affect our operations.
          As part of our participation in the Program, we agreed to be bound by certain executive compensation restrictions, including limitations on severance payments and the clawback of any bonus and incentive compensation that were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria. Subsequent to the issuance of the preferred stock, the ARRA was enacted, which provides more stringent limitations on severance pay and the payment of bonuses. To the extent that any of these compensation restrictions do not permit us to provide a comprehensive compensation package to our key employees that is competitive in our market area, we may have difficulty in attracting, retaining and motivating our key employees, which could have an adverse effect on our results of operations.

The terms governing the issuance of the preferred stock to the Treasury may be changed, the effect of which may have an adverse effect on our operations.
          The terms of the Letter Agreement in which we entered into with the Treasury provides that the Treasury may unilaterally amend any provision of the Letter Agreement to the extent required to comply with any changes in applicable federal law that may occur in the future. We have no assurances that changes in the terms of the transaction will not occur in the future. Such changes may place restrictions on our business or results of operation, which may adversely affect the market price of our common stock.
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
          In September 2007, the Federal Reserve began lowering the targeted Federal funds rate, reducing the rate to 4.25% by the end of 2007. In 2008, as the economic crisis deepened, the Federal Reserve continued to lower interest rates to a historic low of .25% by December of 2008. While these short-term market interest rates (which we use as a guide to price our deposits) decreased, the yield on our earning assets decreased more quickly which in combination with heavy competition for deposit accounts had a negative impact on our interest rate spread and net interest margin during 2008. If short-term interest rates continue to decline, and if rates on many of our deposits and borrowings continue to reprice downward slower than the rates on many of our loans, we would experience further compression of our interest rate spread and net interest margin, which would have a negative impact on our profitability. Income could also be adversely affected if the interest rates paid on deposits and other borrowings increase quicker than the interest rates received on loans and other investments during periods of rising interest rates.
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
          Our construction and land development loan portfolio was $253 million at December 31, 2008, comprising 17.5% of total loans. Construction and land development loans are often riskier than home equity loans or residential mortgage loans to individuals. During general economic slowdowns, like the one we are currently experiencing, these loans represent higher risk due to slower sales and reduced cash flow that could impact the borrowers’ ability to repay on a timely basis. In addition, regulations and regulatory policies affecting banks and financial services companies undergo continuous change and we cannot predict when changes will occur or the ultimate effect of any changes. Since the latter part of 2006, there has been continued regulatory focus on construction, development and commercial real estate lending. Changes in the federal policies applicable to construction, development or commercial real estate loans make us subject to substantial limitations with respect to making such loans, increase the costs of making such loans, and require us to have a greater amount of capital to support this kind of lending, all of which could have a material adverse effect on our profitability or financial condition.
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
          We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and have more financial resources. Such competitors primarily include national, regional, and community banks within the markets in which we operate. Additionally, various out-of-state banks continue to enter the market area in which we currently operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services, as well as better pricing for those products and services. A weakening in our competitive position, could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.
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
          The Bank’s indirect automobile lending operation depends in large part upon the ability to maintain and service relationships with automobile dealers, the strength of new and used automobile sales, the loan rate and other incentives offered by other purchasers of indirect automobile loans or by the automobile manufacturers and their captive finance companies, and the continuing ability of the consumer to qualify for and make payments on high quality automobile loans. There can be no assurance the Bank will be successful in maintaining such dealer relationships or increasing the number of dealers with which the Bank does business, or that the existing dealer base will continue to generate a volume of finance contracts comparable to the volume historically generated by such dealers, which could have a material adverse effect on our financial condition and results of operations.
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
We are subject to extensive governmental regulation.
          We are subject to extensive supervision and regulation by Federal and state governmental agencies, including the FRB, the GDBF and the FDIC. Current and future legislation, regulations, and government policy could adversely affect the Company and the financial institution industry as a whole, including the cost of doing business. Although the impact of such legislation, regulations, and policies cannot be predicted, future changes may alter the structure of, and competitive relationships among, financial institutions and the cost of doing business, which could have a material adverse effect on our financial condition and results of operations.
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

          Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure that we will have the ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth or acquisitions could be materially impaired, which could have a material adverse effect on our financial condition and results of operations.
The building of market share through our branching strategy could cause our expenses to increase faster than revenues.
          We intend to continue to build market share in the greater Atlanta metropolitan area through our branching strategy. While we have no commitments to branch during 2009, there are branch locations under consideration and others may become available. There are considerable costs involved in opening branches and new branches generally require a period of time to generate sufficient revenues to offset their costs, especially in areas in which we do not have an established presence.
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
The exercise of the Warrant by the Treasury would dilute existing shareholders’ ownership interest and may make it more difficult for us to take certain actions that may be in the best interest of shareholders.
          In addition to the issuance of the Preferred Shares, we also granted the treasury the Warrant to purchase 2,266,458 shares of common stock at a price of $3.19 per share. If the Treasury exercises the entire Warrant, it would result in a significant dilution to the ownership interest of our existing shareholders and dilute the earnings per share value of our common stock. Further, if the Treasury exercises the entire Warrant, it will become the second largest shareholder of Fidelity. The Treasury has agreed that it will not exercise voting power with regard to the shares that it acquires by exercising the Warrant. However, Treasury’s abstention from voting may make it more difficult for us to obtain shareholder approval for those matters that require a majority of total shares outstanding, such as a business combination involving Fidelity.

Item 1B. Unresolved Staff Comments
          None
Item 2. Properties
          Our principal executive offices consist of 19,175 square feet of leased space in Atlanta, Georgia. Our support operations are principally conducted from 65,897 square feet of leased space located at 3 Corporate Square, Atlanta, Georgia. The Bank has 23 branch offices located in Fulton, Dekalb, Cobb, Clayton, Gwinnett, Rockdale, Coweta and Barrow Counties, Georgia, and a branch in Jacksonville, Duval County, Florida, of which 14 are owned and 10 are leased. The Company leases a SBA loan production office in Covington, Georgia, and an off-site storage space in Atlanta, Georgia. In 2009, the Company added a mortgage origination office in Alpharetta, Georgia.
Item 3. Legal Proceedings
          We are a party to claims and lawsuits arising in the course of normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of December 31, 2008, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our results of operations or financial condition.
Item 4. Submission of Matters to a Vote of Security Holders
          No matters were submitted to a vote of security holders during the fourth quarter of 2008.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
          Our market information and number of shareholders of record is incorporated by reference to the information that is contained under the caption “Market Price — Common Stock” included in our Annual Report to Shareholders, for year ended December 31, 2008, a copy of which is filed as Exhibit 13 to this Form 10-K.
Dividends
          The Company declared approximately $1.8 million, $3.4 million, and $3.0 million in cash dividends on common stock in 2008, 2007, and 2006, respectively. In addition, the Company declared a stock dividend of one share for every 200 shares owned in the fourth quarter of 2008. Management cannot assure that this trend will continue. Future dividends will require a quarterly review of current and projected earnings for the remainder of 2009 in relation to capital requirements prior to the determination of the dividend. The following schedule summarizes per share common stock dividends declared for the last three years:

	Dividend
	2008	2007	2006
First Quarter	$.09	$.09	$.08
Second Quarter	.09	.09	.08
Third Quarter	.01	.09	.08
Fourth Quarter	—	.09	.08

For the Year	$.19	$.36	$.32

          In December 2008, Fidelity Bank signed a memorandum of understanding with the GDBF and the FDIC. The MOU, which relates primarily to the Bank’s asset quality and loan loss reserves, requires that the Bank submit plans and report to the GDBF and the FDIC regarding its loan portfolio and profit plans, among other matters. The MOU also requires that the Bank maintain its Tier 1 Leverage Capital ratio at not less than 8% and an overall well-capitalized position as defined in applicable FDIC rules and regulations during the life of the MOU. Additionally, the MOU requires that, prior to declaring or paying any cash dividends to the Company, the Bank must obtain the prior consent of the GDBF and the FDIC.
          In addition, pursuant to the terms of the Letter Agreement entered into with the Treasury under the Capital Purchase Program, the ability of Fidelity to declare or pay dividends or distributions its common stock is subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share ($0.01) declared on the common stock prior to December 19, 2008, as adjusted for subsequent stock dividends and other similar actions. In addition, as long as the Preferred Shares are outstanding, dividend payments are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. This restriction will terminate on the third anniversary of the date of issuance of the Preferred Shares or, if earlier, the date on which the Preferred Shares have been redeemed in whole or the Treasury has transferred all of the Preferred Shares to third parties.
          See Note 12 to the consolidated financial statements in Item 8 for a further discussion of the restrictions on our ability to pay dividends.
Share Repurchases
          Fidelity did not repurchase any securities during the fourth quarter of 2008.
Sale of Unregistered Securities
          On December 19, 2008, as part of the Capital Purchase Program, Fidelity entered into the Letter Agreement with the Treasury, pursuant to which Fidelity agreed to issue and sell, and the Treasury agreed to purchase (1) 48,200 shares of Fidelity’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and (2) a ten-year Warrant to purchase up to 2,266,458 shares of the Company’s common stock, at an exercise price of $3.19 per share, for an aggregate purchase price of $48.2 million in cash. The Preferred Shares qualify as Tier I capital under risk-based capital guidelines and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The Preferred Shares are non-voting except for class voting rights on matters that would adversely affect the rights of the holders of the Preferred Shares.
          Other than the recent sale of Preferred Shares, Fidelity has not sold any unregistered securities in the past three years.
Securities Authorized for Issuance Under Equity Compensation Plans
          The following table presents information as of December 31, 2008, with respect to shares of common stock of Fidelity that may be issued under equity compensation plans. The equity compensation plans of Fidelity consist of the Stock Option Plans and the 401(k) tax qualified savings plan.

Number of Securities Remaining
	Number of Securities		Available for Future Issuance
	to be Issued upon	Weighted Average	Under Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding Securities
Plan Category	Outstanding Options	Outstanding Options	Reflected in Column A)

Equity Compensation Plans Approved by Shareholders(1)	517,074	$8.89	323,166
Equity Compensation Plans Not Approved by Shareholders(2)	N/A	N/A	N/A

Total	517,074	$8.89	323,166

(1)	1997 Stock Option Plan and 2006 Equity Incentive Plan

(2)	Excludes shares issued under the 401(k) Plan.
Shareholder Return Performance Graph
          The following graph compares the percentage change in the cumulative five-year shareholder return on Fidelity’s Common Stock (traded on the NASDAQ National Market under the symbol “LION”) with the cumulative total return on the NASDAQ Composite Index, and the SNL NASDAQ Bank Index.
          The graph assumes that the value invested in the Common Stock of Fidelity and in each of the two indices was $100 on December 31, 2003, and all dividends were reinvested.

	Period Ending December 31,
Index	2003	2004	2005	2006	2007	2008

Fidelity Southern Corporation	$100.00	$145.46	$139.28	$147.37	$75.58	$30.13
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL NASDAQ Bank Index	100.00	114.61	111.12	124.75	97.94	71.13

Item 6. Selected Financial Data
          The following table contains selected consolidated financial data. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included in this report.

SELECTED FINANCIAL DATA
Years Ended December 31,
2008	2007	2006	2005	2004
(Dollars in thousands except per share data)
Interest income	$104,054	$113,462	$97,804	$74,016	$59,609
Interest expense	57,636	66,682	54,275	34,684	23,961
Net interest income	46,418	46,780	43,529	39,332	35,648
Provision for loan losses	36,550	8,500	3,600	2,900	4,800
Noninterest income, including securities gains	17,636	17,911	15,699	14,339	14,641
Securities gains, net	1,306	2	—	32	384
Noninterest expense	48,839	47,203	40,568	35,001	34,070
Net (loss) income	(12,236)	6,634	10,374	10,326	7,632
Dividends declared — common	1,783	3,357	2,964	2,567	1,799
Per Share Data:
Net (loss) income:
Basic (loss) earnings(1)	$(1.30)	$.70	$1.11	$1.11	$.84
Diluted (loss) earnings(1)	(1.30)	.70	1.11	1.11	.83
Book value(1)	9.15	10.56	10.09	9.30	8.56
Dividends declared	.19	.36	.32	.28	.20
Dividend payout ratio	—%	50.61%	28.57%	24.86%	23.56%
Profitability Ratios:
Return on average assets	(.70)%	.41%	.70%	.79%	.66%
Return on average shareholders’ equity	(12.43)	6.84	11.67	12.59	10.29
Net interest margin	2.84	3.04	3.10	3.17	3.22
Efficiency ratio	76.25	72.97	68.49	65.21	67.75
Asset Quality Ratios:
Net charge-offs to average loans	1.36%	.45%	.19%	.23%	.29%
Allowance to period-end loans	2.43	1.19	1.07	1.17	1.29
Nonperforming assets to total loans, OREO and repos	7.89	1.65	.40	.25	.29
Allowance to nonperforming loans, OREO and repos	.29	x	.71	x	2.52	x	4.50	x	5.53	x
Liquidity Ratios:
Total loans to total deposits	100.01%	103.30%	100.18%	100.51%	97.93%
Loans to total deposits	96.14	98.77	95.98	97.79	94.57
Average total loans to average earning assets	89.81	90.34	88.36	86.58	82.85
Capital Ratios:
Leverage	10.04%	7.93%	8.07%	8.64%	8.74%
Risk-based capital
Tier 1	11.10	8.43	8.54	9.60	9.88
Total	13.67	11.54	10.37	11.97	11.91
Average equity to average assets	5.66	5.93	5.99	6.29	6.38
Balance Sheet Data (At End of Period):
Assets	$1,763,113	$1,686,484	$1,649,179	$1,405,703	$1,223,717
Earning assets	1,635,722	1,597,855	1,562,736	1,342,335	1,170,535
Total loans	1,443,862	1,452,013	1,389,024	1,129,777	995,289
Total deposits	1,443,682	1,405,625	1,386,541	1,124,013	1,016,377
Long-term debt	115,027	92,527	83,908	94,908	70,598
Shareholders’ equity	136,604	99,963	94,647	86,739	78,809
Daily Average:
Assets, net of discontinued operations	$1,738,494	$1,635,520	$1,483,384	$1,304,090	$1,162,651
Earning assets	1,649,022	1,553,602	1,415,105	1,247,480	1,114,141
Total loans	1,481,066	1,403,461	1,250,386	1,080,025	923,103
Total deposits	1,445,485	1,377,503	1,223,428	1,072,695	969,815
Long-term debt	111,475	90,366	94,111	81,817	80,205
Shareholders’ equity	98,461	97,059	88,866	82,002	74,137

(1)	Adjusted for stock dividends

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
Overview
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
          Economic conditions, competition, and the monetary and fiscal policies of the Federal government significantly affect financial institutions. Poor performance of subprime loans initiated the credit crisis that began in the summer of 2007, followed by substantial declines in residential home sales and prices, the slowing of the national economy and by a serious lack of liquidity. By the end of 2007, the credit turmoil migrated to consumer lending, as demonstrated by the increase in credit card delinquencies and automobile repossessions in all regions of the U.S., including our southeast markets. In 2008, the financial crisis worsened and led to a crisis of confidence in the financial sector as a result of concerns about the capital base and viability of certain financial institutions and the Treasury had to step in with capital infusions for many financial institutions. During this period, interbank lending and commercial paper borrowing fell sharply, precipitating a credit freeze for both institutional and individual borrowers. The national unemployment rate increased to 7.2% in December 2008 from 4.9% in December 2007. In 2008, short-term interest rates decreased as the Federal Reserve continued to lower rates in response to the national credit and liquidity crisis.
          The credit and liquidity crisis had a major impact on the Atlanta and Florida economies, particularly in the residential construction and development markets. Many builders and building related businesses have suffered financially due to the decreasing home prices, lack of demand for houses and the over supply of houses and residential lots. Additionally, this crisis has affected the consumer as demonstrated by the increased delinquencies and foreclosures throughout 2008. These are the primary reasons that, when compared to 2007, our net charge-offs increased 215% to $19.4 million during 2008 and our provision for loan losses increased 330% to $36.6 million. Our allowance for loan losses as a percentage of loans outstanding increased to 2.43% at December 31, 2008, from 1.19% at the end of 2007.
          Since our inception in 1974, we have pursued managed profitable growth through internal expansion built on providing quality financial services. During 2008, our loan growth slowed compared to prior years due in part to the slowing economy and also to management’s decision to reduce the Company’s exposure in the real estate construction market. The loan portfolio is well diversified among consumer, business, and real estate.
          Net loss for 2008 was $12.2 million compared to net income of $6.6 million in 2007. Net loss per basic and diluted share was $1.30 for 2008 compared to net income of $.70 in 2007. Key factors impacting our financial condition and results of operations for 2008 are summarized below:

•	The provision for loan losses for 2008 was $36.6 million compared to $8.5 million in 2007. Net charge-offs for 2008 were 1.36% of average loans outstanding compared to .45% for 2007. The allowance for loan losses was 2.43% of outstanding loans and provided a coverage ratio of 29.2 % of nonperforming loans.

•	The net interest margin declined 20 basis points in 2008 to 2.84% from 3.04% in 2007, resulting from a 94 basis point decrease in the cost of funds which lagged the 100 basis point decrease in the yield on earning assets. While both the cost of funds and the yield on earning assets were negatively affected by the decrease in market interest rates, the yield on earning assets was also negatively affected by the increase in nonperforming loans which decreases loan interest income.

•	Total assets increased $76.6 million or 4.5% to $1.763 billion at the end of 2008 compared to $1.686 billion at year end 2007. This increase was primarily due to the 206.3% increase in cash and cash equivalents as a result of proceeds from the issuance of preferred stock, higher investment securities, and higher Other Real Estate, partially offset by an increase in the allowance for loan losses.
          The Bank’s franchise spans eight Counties in the metropolitan Atlanta market and has one branch office in Jacksonville, Florida. Our lending activities and the total of our nonperforming assets are significantly influenced by the local economic environments in Atlanta and Jacksonville. Our net interest margin is affected by prevailing interest rates, nonperforming assets and competition among financial institutions for loans and deposits. Atlanta’s and Jacksonville’s economies continue to be negatively impacted by the weak real estate market. Management expects the economy to continue to deteriorate through 2009 pressuring earnings for the year. On the other hand, market turmoil and disruptions will provide opportunities to attract new customer relationships, and talented and experienced bankers. We plan to pursue these opportunities on a selective basis.
          Our overall focus is on building shareholder value. Our mission is “to continue growth, improve earnings and increase shareholder value; to treat customers, employees, community and shareholders according to the Golden Rule; and to operate within a culture of strong internal controls.” The strong focus in 2009 will be on credit quality, expense controls, conservation of capital and modest quality loan growth.
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
          The following is a summary of our more critical significant accounting policies that are highly dependent on estimates, assumptions, and judgments.
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
          A formal review of the allowance for loan losses is prepared at least monthly to assess the probable credit risk inherent in the loan portfolio, including concentrations, and to determine the adequacy of the allowance for loan losses. For purposes of the monthly management review, the loan portfolio is separated by loan type and each loan type is treated as a homogeneous pool. In accordance with the Interagency Policy Statement on the Allowance for Loan and Lease Losses, the level of allowance required for each loan type is determined based upon historical charge-off experience and current economic trends. In addition to the homogenous pools of loans, every commercial, commercial real estate, SBA, and construction loan is assigned a risk rating using established credit policy guidelines. All nonperforming commercial, commercial real estate, SBA, and construction loans and loans deemed to have greater than normal risk characteristics are reviewed monthly by Credit Review to determine the level of additional allowance for loan losses, if any, required to be specifically assigned to these loans.
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
          No less frequently than quarterly, management reviews the status of all loans and pools of loans sold with related capitalized servicing assets to determine if there is any impairment to those assets due to such factors as earlier than estimated repayments or significant prepayments. Any impairment identified in these assets will result in reductions in their carrying values and a corresponding increase in operating expenses.
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
     Income Taxes
          We file a consolidated Federal income tax return, as well as tax returns in several states. Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under the liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. Deferred tax assets are reviewed annually to assess the probability of realization of benefits in future periods or whether valuation allowances are appropriate. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The calculation of the income tax provision is complex and requires the use of judgments and estimates in its determination.
Results of Operations
     2008 Compared to 2007
     Net Income
          Our net loss for the year ended December 31, 2008, was $12.2 million or $1.30 basic and fully diluted loss per share. Net income for the year ended December 31, 2007, was $6.6 million or $.70 basic and fully diluted earnings per share. The $18.9 million decrease in net income in 2008 compared to 2007 was primarily due to a $28.1 million increase in the provision for loan losses as a result of increased charge-offs and nonperforming assets.
          Net interest income decreased during 2008 compared to 2007 as the average balance of interest-earning assets increased $95.4 million, resulting in an increase in interest income, more than offset by a 20 basis point decline in the net interest margin. Noninterest income decreased by $275,000 or 1.5% to $17.6 million in 2008 compared to 2007, primarily due to a decrease in revenues from SBA lending activities of $1.2 million, and a decrease in other income of $375,000, offset in part by a $1.3 million gain from the mandatory redemption of 29,267 shares of Visa, Inc. upon Visa’s initial public offering. Noninterest expense increased $1.6 million or 3.5% in 2008 compared to 2007 primarily due to increases in ORE expenses of $3.2 million and FDIC insurance expense of $818,000 compared to 2007 partially offset by reductions in Visa litigation accruals of $1.0 million, fraud losses, placement fees, and various other expenses.
     Net Interest Income/Margin
          Taxable-equivalent net interest income was $46.9 million in 2008 compared to $47.3 million in 2007, a decrease of $378,000 or .8%. Average interest-earning assets in 2008 increased $95.4 million to $1.649 billion, a 6.1% increase when compared to 2007. Average interest-bearing liabilities increased $104.0 million to $1.497 billion, a 7.5% increase. The net interest rate margin decreased by 20 basis points to 2.84% in 2008 when compared to 2007.

          Tax-equivalent interest income decreased $9.4 million or 8.3% to $104.5 million during 2008 compared with 2007 as a result of a 100 basis point decrease in the yield on interest-earning assets somewhat offset by the net growth of $95.4 million or 6.1% in average interest-earning assets. The average balance of loans outstanding in 2008 increased $77.6 million or 5.5% to $1.481 billion when compared to 2008. The yield on average loans outstanding decreased 105 basis points to 6.52% when compared to 2007, in large part due to decreasing yields on the consumer loan portfolio, consisting primarily of indirect automobile loans as well as significant increases in nonperforming loans. The average balance of investment securities increased $9.2 million as principal payments on mortgage backed securities were more than offset by investment purchases during the year. Average Federal funds sold increased $7.1 million or 146.3% to $12.0 million and interest-bearing deposits increased $1.5 million or 131.9% to $2.6 million due to management’s decision to maintain higher levels of liquidity in light of the continuing credit and liquidity crisis.
          Interest expense in 2008 decreased $9.0 million or 13.6% to $57.6 million as a result of a $104.0 million or 7.5% growth in average interest-bearing liability balances, more than offset by a 94 basis point decrease in the cost of interest-bearing liabilities due to decreasing prevailing interest rates as the Federal Reserve aggressively lowered interest rates during 2008. Average total interest-bearing deposits increased $70.1 million or 5.6% to $1.317 billion during 2008 compared to 2007, while average borrowings increased $33.9 million or 23.1% to $180.8 million. The increase in average total interest-bearing deposits was primarily due to an increase of $86.2 million in average time deposits as customers sought higher yields as overall interest rates fell.
          The cost of funds for subordinated debt decreased from 9.08% for 2007 to 7.83% in 2008 primarily as a result of the full year effect of the addition of $20.0 million in trust preferred securities which have a five year fixed rate of 6.62% then convert to a floating rate at 140 basis points over three-month LIBOR. In addition, Fidelity Southern Statutory Trust I and II have floating rate indexes which decreased from 8.30% and 7.58%, respectively at December 31, 2007 to 4.57% and 3.76% at December 31, 2008.

     Average Balances, Interest and Yields

	For the Years Ended December 31,
	2008			2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Interest-Earning Assets:
Loans, net of unearned income(1)(2)
Taxable	$1,472,573	$96,009	6.52%	$1,390,625	$105,222	7.57%	$1,239,437	$88,884	7.17%
Tax-exempt(3)	8,493	581	6.97	12,837	1,052	8.20	10,949	871	7.95

Total loans	1,481,066	96,590	6.52	1,403,462	106,274	7.57	1,250,386	89,755	7.18
Investment securities
Taxable	139,391	6,867	4.93	137,370	6,964	5.07	155,955	7,893	5.03
Tax-exempt (4)	13,975	833	5.96	6,782	390	5.75	—	—	—

Total Investment securities	153,366	7,700	5.05	144,152	7,354	5.12	155,955	7,893	5.03
Interest-bearing deposits	2,630	36	1.38	1,134	58	5.08	1,484	74	5.00
Federal funds sold	11,960	179	1.49	4,855	243	5.01	7,280	360	4.94

Total interest-earning assets	1,649,022	104,505	6.34	1,553,603	113,929	7.34	1,415,105	98,082	6.93
Noninterest-Earning Assets:
Cash and due from banks	22,239			23,383			22,411
Allowance for loan losses	(22,610)			(14,644)			(13,133)
Premises and equipment	19,537			18,875			15,516
Other real estate owned	12,624			2,918			80
Other assets	57,682			51,385			43,405

Total assets	$1,738,494			$1,635,520			$1,483,384

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Demand deposits	$271,429	6,226	2.29	$293,336	10,243	3.49	$234,871	6,561	2.79
Savings deposits	209,301	6,043	2.89	203,529	8,881	4.36	177,505	7,328	4.13
Time deposits	836,049	36,453	4.36	749,803	38,778	5.17	683,074	31,462	4.61

Total interest-bearing deposits	1,316,779	48,722	3.70	1,246,668	57,902	4.64	1,095,450	45,351	4.14
Federal funds purchased	9,001	265	2.94	10,310	548	5.31	12,171	637	5.23
Securities sold under agreements to repurchase	34,924	921	2.64	21,674	657	3.03	28,954	928	3.21
Other short-term borrowings	25,393	879	3.46	24,516	1,111	4.54	25,337	1,058	4.17
Subordinated debt	67,527	5,284	7.83	54,478	4,945	9.08	46,908	4,378	9.33
Long-term debt	43,948	1,565	3.56	35,888	1,519	4.23	47,203	1,923	4.07

Total interest-bearing liabilities	1,497,572	57,636	3.85	1,393,534	66,682	4.79	1,256,023	54,275	4.32

Noninterest-Bearing Liabilities and Shareholders’ Equity:
Demand deposits	128,706			130,835			127,978
Other liabilities	13,755			14,092			10,517
Shareholders’ equity	98,461			97,059			88,866

Total liabilities and shareholders’ equity	$1,738,494			$1,635,520			$1,483,384

Net interest income/spread		$46,869	2.49		$47,247	2.55		$43,807	2.61

Net interest rate margin			2.84			3.04			3.10

(1)	Fee income relating to loans is included in interest income.

(2)	Nonaccrual loans are included in average balances and income on such loans, if recognized, is recognized on a cash basis.

(3)	Interest income includes the effects of taxable-equivalent adjustments of $192,000, $350,000, and $278,000, for 2008, 2007, and 2006, respectively, using a combined tax rate of 35%.

(4)	Interest income includes the effects of taxable-equivalent adjustments of $259,000 and $147,000 for 2008 and 2007, respectively, using a combined tax rate of 35%.

Rate/Volume Analysis

	2008 Compared to 2007			2007 Compared to 2006
	Variance Attributed to(1)			Variance Attributed to(1)
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(Dollars in thousands)
Net Loans:
Taxable	$5,961	$(15,174)	$(9,213)	$11,241	$5,097	$16,338
Tax-exempt(2)	(327)	(145)	(472)	153	28	181
Investment Securities:
Taxable	102	(199)	(97)	(987)	58	(929)
Tax exempt(2)	428	15	443	416	4	420
Federal funds sold	191	(255)	(64)	(122)	5	(117)
Interest-bearing deposits	40	(62)	(22)	(17)	1	(16)

Total interest-earning assets	$6,395	$(15,820)	$(9,425)	$10,684	$5,193	$15,877

Interest-Bearing Deposits:
Demand	$(719)	$(3,299)	$(4,018)	$1,832	$1,850	$3,682
Savings	245	(3,083)	(2,838)	1,121	432	1,553
Time	4,158	(6,482)	(2,324)	3,255	4,061	7,316

Total interest-bearing deposits	3,684	(12,864)	(9,180)	6,208	6,343	12,551
Federal funds purchased	(63)	(221)	(284)	(99)	10	(89)
Securities sold under agreements to repurchase	359	(94)	265	(222)	(49)	(271)
Other short-term borrowings	40	(272)	(232)	(37)	90	53
Subordinated debt	1,082	(743)	339	689	(122)	567
Long-term debt	309	(263)	46	(478)	74	(404)

Total interest-bearing liabilities	$5,411	$(14,457)	$(9,046)	$6,061	$6,346	$12,407

(1)	The change in interest due to both rate and volume has been allocated to the components in proportion to the relationship of the dollar amounts of the change in each.

(2)	Reflects fully taxable equivalent adjustments using a combined tax rate of 35%.
     Provision for Loan Losses
          Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries.
          The provision for loan losses was $36.6 million in 2008, $8.5 million in 2007 and $3.6 million in 2006. Net charge-offs were $19.4 million in 2008 compared to $6.2 million in 2007 and $2.3 million in 2006. The increase in the provision in 2008 compared to 2007 was primarily due to charge-offs and charge-downs on residential construction and indirect automobile loans due to deteriorating credit quality. Although we do not have a direct exposure to the subprime market, residential construction and development credit issues first surfacing with the subprime mortgage problems migrated to consumer loans, including our indirect automobile loan portfolio, during the second half of 2007 and continued in 2008. The metropolitan Atlanta construction market in general and new home sales in particular continued their decline in 2008.
          The allowance for loan losses as a percentage of loans outstanding at the end of 2008, 2007, and 2006 was 2.43%, 1.19% and 1.07%, respectively. The allowance for loan losses as a percentage of loans has increased in 2008 in response to the housing downturn, the worsening economy and its negative impact on consumer loans, resulting in declining credit quality and increased charge-offs. Adversely classified assets to total assets increased from 2.83% at the end of 2007 to 9.98% at the end of 2008.
          For additional information on asset quality, refer to the discussions regarding loans, credit quality, nonperforming assets, and the allowance for loan losses.

Analysis of the Allowance for Loan Losses

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Balance at beginning of year	$16,557	$14,213	$12,912	$12,443	$10,189
Charge-offs:
Commercial, financial and agricultural	99	200	1	385	384
SBA	220	—	67	—	—
Real estate-construction	9,083	1,934	—	—	—
Real estate-mortgage	332	82	5	160	454
Consumer installment	10,841	5,301	3,616	2,890	2,770

Total charge-offs	20,575	7,517	3,689	3,435	3,608
Recoveries:
Commercial, financial and agricultural	5	257	505	284	456
SBA	215	—	145	—	—
Real estate-construction	43	190	—	—	—
Real estate-mortgage	14	78	7	41	66
Consumer installment	882	836	733	679	540

Total recoveries	1,159	1,361	1,390	1,004	1,062

Net charge-offs	19,416	6,156	2,299	2,431	2,546
Provision for loan losses	36,550	8,500	3,600	2,900	4,800

Balance at end of year	$33,691	$16,557	$14,213	$12,912	$12,443

Allowance for loan losses as a percentage of loans	2.43%	1.19%	1.07%	1.17%	1.29%
Ratio of net charge-offs during period to average loans outstanding, net	1.36	.45	.19	.23	.29
          Consumer installment loan net charge-offs of $10.0 million increased 123.0% over charge-offs of $4.5 million in 2007. The majority of consumer installment loan charge-offs were related to indirect automobile loan repossessions and liquidations.
          Real estate construction loan net charge-offs were $9.0 million in 2008 compared to $1.7 million in 2007. These charge-offs were related to residential construction builders and were attributed to the slow down in housing construction and sales. We will continue to closely monitor the activity and trends in the residential housing construction portfolio as well as the rest of the loan portfolio.
      Noninterest Income
          Noninterest income for 2008 was $17.6 million compared to $17.9 million in 2007, a 1.5% decrease. This decrease was primarily due to a decrease in revenues from SBA lending, and other operating income somewhat offset by a $1.3 million gain from the mandatory redemption of 29,267 shares of Visa, Inc.
          Income from SBA lending activities which includes gains from the sale of SBA loans and ancillary fees on loans sold with servicing retained, totaled $1.3 million for 2008, compared to $2.4 million for 2007. The decrease was due to lower sales in 2008 as a result of the continuing volatility in credit markets, particularly with respect to SBA 504 loans. Loans sold decreased from $40.0 million in 2007 to $18.2 million which included no SBA 504 loan sales in 2008. Based on management’s analysis, it is more advantageous to hold these high yielding loans until the market recovers to a more normal level. Our intent is to sell the SBA loans classified as held-for-sale when the market returns to more normal levels. Sales volume is anticipated to be flat in 2009.
          Other operating income decreased $375,000 to $1.5 million in 2008 compared to 2007 because of lower retail brokerage fee income, and lower insurance sales commissions somewhat offset by higher gains on sale of other real estate. Brokerage fee income decreased because of both the slowing economy and a restructuring of the Bank’s brokerage division. Insurance commissions decreased due to lower production. Gains on sale of ORE increased because of the increased volume of foreclosed properties and the related sales.
          Income from indirect lending activities for 2008, which includes both net gains from the sales of indirect automobile loans and servicing and ancillary loan fees on loans sold, decreased $222,000 or 4.1% to $5.2 million compared to $5.4 million for 2007. The decrease was due primarily to a decrease in loan sales in 2008 compared to 2007. There were sales of $99.3 million of indirect automobile loans in 2008 with $75.3 million sold servicing retained, compared to sales of $176.3 million in 2007 with $157.3 million sold servicing retained. Income from indirect automobile lending activities is an important source of our noninterest income and is heavily driven by investor purchases at favorable volume and pricing, movements in interest rates, competitive pricing, and current loan production, which varies with significant changes in automobile sales and manufacturers’ marketing packages in our markets.
      Noninterest Expense
          Noninterest expense during 2008 increased $1.6 million or 3.5% to $48.8 million when compared to 2007, due primarily to increases in other operating expenses as the Bank experienced write-downs and other expenses related to the increase in ORE as well as higher FDIC insurance premiums. Somewhat offsetting these increases were decreases in expenses related to our proportional share of Visa litigation indemnification obligations because of our Visa membership, and decreases in other discretionary expenses.
          Other operating expenses increased $1.7 million or 24.5% to $8.8 million in 2008 when compared to 2007. The increase was primarily related to increased expenses related to the increase in ORE in 2008 compared to 2007. ORE write-downs and related expenses increased to $3.3 million in 2008 compared to $105,000 in 2007. The average ORE balance increased to $12.6 million in 2008 compared to $2.9 million in 2007. FDIC insurance premiums increased $818,000 in 2008 compared to 2007 as a result of higher premiums in 2008 compared to 2007 due to the expiration of a one time assessment credit. Appraisal fees increased $230,000 in 2008 compared to 2007 due to the management’s efforts to value impaired assets in a period of significant declines in real estate values. Partially offsetting these increases was a $1.0 million reduction in expense related to the Bank’s proportional share of Visa litigation expenses under our indemnification obligation as a Visa member bank. In addition, there were decreases in placement fees, due to fewer new hires, fraud losses, dealer track application expense due to fewer indirect loan originations, travel related expenses, and other various expenses.
      Provision for Income Taxes
          The provision for income taxes (benefit) expense for 2008 and 2007 was $(9.1) million and $2.4 million, respectively, with effective tax rates of (42.7)% and 26.2%, respectively. The income tax benefit recorded in 2008 was primarily the result of a pretax loss as well as the recognition of state income tax credits earned during the year. The full benefit of the current year loss has been recognized due to the availability of sufficient income in the previous two years allowing the carryback of these losses for both Federal and state purposes.
2007 Compared to 2006
      Net Income
          Our net income for the year ended December 31, 2007, was $6.6 million or $.70 basic and fully diluted earnings per share. Net income for the year ended December 31, 2006, was $10.4 million or $1.11 basic and fully diluted earnings per share.

          The $3.7 million decrease in net income in 2007 compared to 2006 was primarily due to a $4.9 million increase in the provision for loan losses as a result on increased charge-offs and nonperforming assets and a $6.6 million increase in noninterest expense, offset in part by a $3.3 million increase in net interest income and a $2.2 million increase in noninterest income. Net interest income increased during 2007 compared to 2006 as the growth in volume exceeded the impact of a decline in the net interest margin and resulted in greater net interest income. Noninterest income increased by $2.2 million or 14.1% to $17.9 million in 2007 compared to 2006, primarily due to an increase in revenues from indirect lending activities of $1.3 million, an increase in revenues from service charges on deposit accounts of $600,000, in part as a result of growth in the numbers of accounts serviced, as well as an increase in SBA lending activities of $300,000. Noninterest expense increased $6.6 million or 16.36% in 2007 compared to 2006 primarily due to increases in salaries and employee benefits and other operating expenses.
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
          Tax-equivalent interest income increased $15.9 million or 16.2% to $114.0 million during 2007 compared with 2006 as a result of the net growth of $138.5 million or 9.8% in average interest-earning assets and a 41 basis point increase in the yield on interest-earning assets. The average balance of loans outstanding in 2007 increased $153.1 million or 12.2% to $1,403 million when compared to 2006. The yield on average loans outstanding increased 39 basis points to 7.57% when compared to 2006, in large part due to increasing yields on the consumer loan portfolio, consisting primarily of indirect automobile loans. Offsetting this growth was an $11.8 million decrease in average investment securities balances, as principal payments on mortgage backed securities were utilized in part to fund higher yielding loan growth.
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
          The cost of funds for subordinated debt decreased from 9.33% for 2006 to 9.08% in 2007 primarily as a result of the addition of $20 million in trust preferred securities which have a five year fixed rate of 6.62% then convert to a floating rate at 140 basis points over three-month LIBOR.
      Noninterest Income
          Noninterest income for 2007 was $17.9 million compared to $15.7 million in 2006, a 14.1% increase. This increase was primarily due to an increase in revenues from indirect lending, an increase in revenues from service charges on deposit accounts and increased revenue from SBA lending activities, as described below.
          Income from indirect lending activities for 2007 increased $1.3 million or 30.3% to $5.4 million compared to $4.1 million for 2006. The increase was due primarily to increased ancillary loan servicing fees on both portfolio loans and on loans sold servicing retained and increased gains resulting from loan sales. In 2007, indirect automobile loan production was $565.8 million and increased $49.8 million or 9.65% when compared to 2006. There were sales of $176 million of indirect automobile loans in 2007 with $156 million sold servicing retained, compared to sales of $123 million in 2006.

          Service charges on deposit accounts increased $583,000 or 13.9% and other fees and charges increased $230,000 or 14.0%, primarily due to the growing number of transaction accounts resulting from the transaction account acquisition program initiated in early 2006 and continuing through 2007 to attract lower-costing deposits generating service charges and fees.
          Income from SBA lending activities for 2007 totaled $2.4 million compared to $2.1 million for 2006, due to the continued expansion of the SBA lending business resulting in an increased volume of gains on sales, coupled with a growing servicing portfolio generating increased servicing and ancillary fees. Loans sold increased from $30.6 million in 2006 to $40.0 million in 2007.
      Noninterest Expense
          Noninterest expense during 2007 increased $6.6 million or 16.4% to $47.2 million when compared to 2006, due primarily to increases in salaries and employee benefits and other operating expenses as the result of hiring new lenders and our branch network expansion. We also experienced increases in operating expenses as a result of increases in the volume of accounts serviced and the expensing of our proportional share of Visa litigation indemnification obligations.
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
          The Asset/Liability Management Committee (“ALCO”) meets regularly to, among other things, review our interest rate sensitivity positions and our balance sheet mix, monitor our capital position and ratios, review our product offerings and pricing, including rates, fees and charges, monitor our funding needs and sources, and assess our current and projected liquidity.
Market Risk
          Our primary market risk exposures are interest rate risk, credit risk and liquidity risk. We have little or no risk related to trading accounts, commodities, or foreign exchange.

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
          We utilize a statistical research firm specializing in the banking industry to provide various quarterly analyses and special analyses, as requested, related to our current and projected financial performance, including rate shock analyses. Data sources for this and other analyses include quarterly FDIC Call Reports and the Federal Reserve Y-9C, management assumptions, statistical loan portfolio information, industry norms and financial markets data. For purposes of evaluating rate shock, rate change induced sensitivity tables are used in determining the timing and volume of repayment, prepayment, and early withdrawals.
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

          The following schedule reflects an analysis of our assumed market value risk and earnings risk inherent in our interest rate sensitive instruments related to immediate and sustained interest rate variances of 200 basis points, both above and below current levels (rate shock analysis). It also reflects the estimated effects on net interest income and net income over a one-year period and the estimated effects on net present value of our assets, liabilities, and off-balance sheet items as a result of an immediate and sustained increase or decrease of 200 basis points in market rates of interest as of December 31, 2008 and 2007 (dollars in thousands):
Rate Shock Analysis

	December 31, 2008		December 31, 2007
Market Rates of Interest	+200 Basis Points	-200 Basis Points	+200 Basis Points	-200 Basis Points
Change in net present value	$(7,550)	$15,640	$(2,783)	$(329)

Change as a percent of total assets	(.43)%	.89%	(.17)%	(.02)%

Change as a percent of regulatory equity	(3.54)%	7.34%	(1.53)%	(.18)%

Percent change in net interest income	(1.97)%	(2.62)%	(.60)%	(.28)%

Percent change in net income	(7.68)%	(10.28)%	(2.76)%	(1.30)%

          The rate shock analysis at December 31, 2008, indicated that the effects of an immediate and sustained increase or decrease of 200 basis points in market rates of interest would fall within policy parameters and approved tolerances for equity at risk, net interest income and net income.
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
          As discussed above, the negative impact of an immediate and sustained 200 basis point increase in market rates of interest on the net present value (equity at risk) was within established tolerances at December 31, 2008, though somewhat higher than that at December 31, 2007, primarily because of the reduced sensitivity in our transactional deposits. Also, the negative impact of an immediate and sustained 200 basis point decrease in market rates of interest on net interest income and net income was well within established tolerances but reflected an increase in interest rate sensitivity at December 31, 2008, compared to year-end 2007. We follow FDIC guidelines for non-maturity deposits such as interest-bearing transaction and savings accounts in the interest rate sensitivity (gap) analysis; therefore, this analysis does not reflect the full impact of rapidly rising or falling market rates of interest on these accounts compared to the results of the rate shock analysis presented.
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
          The interest rate sensitivity structure within our balance sheet at December 31, 2008, indicated a cumulative net interest sensitivity liability gap of 7.06% when projecting out one year. In the near term, defined as 90 days, there was a cumulative net interest sensitivity asset gap of 8.47% at December 31, 2008. When projecting forward six months, there was a net interest sensitivity asset gap of 2.25%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle (see “Market Risk”). Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. Our policy states that the cumulative gap at six months and one year should generally not exceed 15% and 10%, respectively. Our cumulative gap at one year is well within this guideline. The interest rate shock analysis is generally considered to be a better indicator of interest rate risk.
          The following table illustrates our interest rate sensitivity gap at December 31, 2008, as well as the cumulative position at December 31, 2008. All amounts are categorized by their actual maturity or repricing date with the exception of non-maturity deposit accounts. As a result of prior experience during periods of rate volatility and management’s estimate of future rate sensitivities, we allocate the non-maturity deposit accounts noted below, based on the estimated duration of those deposits (dollars in thousands):
Interest Rate Sensitivity Analysis

	Repricing Within
	0-30	31-60	61-90	91-120	121-150	151-180	181-365	Over One
	Days	Days	Days	Days	Days	Days	Days	Year	Total
Interest-Earning Assets:
Investment securities	$1,058	$1,047	$1,035	$6,306	$1,012	$1,001	$15,855	$131,510	$158,824
Loans	552,448	50,294	28,609	28,235	34,501	27,528	183,435	482,972	1,388,022
Loans held-for-sale	967	15,000	—	10,000	—	10,000	19,873	—	55,840
Federal funds sold	23,184	—	—	—	—	—	—	—	23,184
Due from banks — interest-earning	9,853	—	—	—	—	—	—	—	9,853

Total interest-earning assets	587,510	66,341	29,644	44,541	35,513	38,529	219,163	614,482	1,635,723

Interest-Bearing Liabilities:
Demand deposit accounts	8,318	6,932	6,239	6,100	5,961	5,823	24,954	74,308	138,635
Savings and NOW accounts	171,478	4,919	2,459	2,459	2,459	2,459	12,297	124,828	323,358
Money market accounts	34,059	10,643	8,869	6,823	5,248	3,749	2,343	13,095	84,829
Time deposits >$100,000	20,924	20,625	48,942	23,834	6,889	14,701	134,049	47,574	317,538
Time deposits <$100,000	35,690	41,446	64,582	43,562	42,690	35,314	193,920	122,117	579,321
Long-term debt	—	—	25,774	2,500	—	—	—	86,753	115,027
Short-term borrowings	21,007	6,565	5,471	4,208	3,237	2,312	3,945	8,273	55,018

Total interest-bearing liabilities	291,476	91,130	162,336	89,486	66,484	64,358	371,508	476,948	1,613,726

Interest sensitivity gap	$296,034	$(24,789)	$(132,692)	$(44,945)	$(30,971)	$(25,829)	$(152,345)	$137,534	$21,997

Cumulative gap at 12/31/08	$296,034	$271,245	$138,553	$93,608	$62,637	$36,808	$(115,537)	$21,997

Ratio of cumulative gap to total interest-earning assets at 12/31/08	18.10%	16.58%	8.47%	5.72%	3.83%	2.25%	(7.06)%	1.34%
Ratio of interest sensitive assets to interest sensitive liabilities at 12/31/08	201.56%	72.80%	18.26%	49.77%	53.42%	59.87%	58.99%	128.84%
Liquidity
          Liquidity is defined as the ability to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis. Management measures the liquidity position by giving consideration to both on-balance sheet and off-balance sheet sources of and demands for funds on a daily and weekly basis.
          Management seeks to maintain a stable net liquidity position while optimizing operating results, as reflected in net interest income, the net yield on earning assets, and the cost of interest-bearing liabilities in particular. ALCO meets regularly to review the current and projected net liquidity positions and to review actions taken by management to achieve this liquidity objective. While the desired level of liquidity will vary depending on a number of factors, it is the primary goal of Fidelity to maintain a sufficient level of liquidity in both normal operating conditions and in periods of market or industry stress. Levels of total liquidity, short-term liquidity, and short-term liquidity sources will be important in 2009 based on projected core loan growth and projected SBA and indirect automobile loan production and sales.
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
          The Company has limited liquidity, and it relies primarily on interest and dividends from subsidiaries equity, subordinated debt, and trust preferred securities, interest income, management fees, and dividends from the Bank as sources of liquidity. Interest and dividends from subsidiaries ordinarily provide a source of liquidity to a bank holding company. The Bank pays interest to Fidelity on the Bank’s subordinated debt and its short-term investments in the Bank and cash dividends on its preferred stock and common stock. Under the regulations of the GDBF, bank dividends may not exceed 50% of the prior year’s net earnings without approval from the GDBF. If dividends received from the Bank were reduced or eliminated, our liquidity would be adversely affected.
          In addition to the availability of brokered deposits, as of December 31, 2008, we had the following sources of available unused liquidity (in thousands):

December 31, 2008

Unpledged securities	$5,000
FHLB advances	43,000
FRB lines	175,000
Unsecured Federal funds lines	37,000
Additional FRB line based on eligible but unpledged collateral	305,000

Total sources of available unused liquidity	$565,000

          The Bank received notification on February 20, 2009 that one of its unsecured Federal funds lines was increased by $10 million.
          Net cash flows from operating activities primarily result from net income adjusted for the following noncash items: the provision for loan losses, depreciation, amortization, loans held-for-sale, and the lower of cost or market adjustments, if any. Net cash flows provided by operating activities in 2008 were positively impacted by proceeds from sales of loans of $142.6 million and negatively impacted primarily by $132.8 million in loans originated for resale, and a net loss of $12.2 million. Net cash flows used in investing activities were negatively impacted primarily by $35.8 million in loan production volume net of repayments and $44.3 million of cash outflows for purchases of investment securities available-for-sale. In addition, the net cash flows used in investing activities were positively impacted by net cash inflows from investment securities of $22.4 million. Net cash flows provided by financing activities were positively impacted by increases in time deposits of $153.3 million and the issuance of preferred stock of $48.2 million, offset in part by a decrease of $115.3 million in transactional deposits.
Contractual Obligations and Other Commitments
          The following schedule provides a summary of our financial commitments to make future payments, primarily to fund loan and other credit obligations, long-term debt, and rental commitments primarily for the lease of branch facilities, the operations center, the SBA lending office, and the commercial lending, construction lending, and executive offices as of December 31, 2008. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments, lines of credit, and letters of credit are presented at contractual amounts; however, since many of these commitments are “revolving” commitments as discussed below and many are expected to expire unused or partially used, the total amount of these commitments does not necessarily reflect future cash requirements.

	Commitment Maturity or Payment Due by Period
	Commitments		More Than 1	3 Years or
	or Long-term	1 Year or	Year but Less	More but Less	5 Years or
	Borrowings	Less	Than 3 Years	Than 5 Years	More
			(Dollars in thousands)
Home equity lines	$47,728	$2,921	$8,988	$8,827	$26,992
Construction	77,473	77,473	—	—	—
Acquisition and development	2,941	2,286	655	—	—
Commercial	55,997	51,993	2,622	969	413
SBA	5,013	2,978	—	—	2,035
Mortgage	3,534	3,534	—	—	—
Letters of Credit	8,413	8,178	235	—	—
Lines of Credit	1,725	478	55	—	1,192

Total financial commitments(1)	202,824	149,841	12,555	9,796	30,632
Subordinated debt(2)	67,527	—	—	—	67,527
Long-term borrowings(3)	47,500	—	27,500	7,500	12,500
Rental commitments(4)	9,705	2,550	2,504	3,163	1,488
Purchase obligations(5)	3,131	1,676	901	554	—

Total commitments and long-term borrowings	$330,687	$154,067	$43,460	$21,013	$112,147

(1)	Financial commitments include both secured and unsecured obligations to fund. Certain residential construction and acquisition and development commitments relate to “revolving” commitments whereby payments are received as individual homes or parcels are sold; therefore, the outstanding balances at any one time will be less than the total commitment. Construction loan commitments in excess of one year have provisions to convert to term loans at the end of the construction period.

(2)	Subordinated debt is comprised of five trust preferred security issuances. We have no obligations related to the trust preferred security holders other than to remit periodic interest payments and to remit principal and interest due at maturity. Each trust preferred security provides us the opportunity to prepay the securities at specified dates from inception, the fixed rate issues with declining premiums based on the time outstanding or at par after designated periods for all issues.

(3)	All long-term borrowings are collateralized with investment grade securities or with pledged real estate loans.

(4)	Leases and other rental agreements typically have renewal options either at predetermined rates or market rates on renewal.

(5)	Purchase obligations include significant contractual obligations under legally enforceable contracts with contract terms that are both fixed and determinable with initial terms greater than one year. The majority of these amounts are primarily for services, including core processing systems and telecommunications maintenance.

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
Loans
          During 2008, total loans outstanding, which included loans held-for-sale, decreased $8.2 million or .6% to $1.444 billion when compared to 2007. Loan production decreased in 2008 compared to 2007 in addition to increased charge-offs and the sale of $138.2 million in loans. The decrease in loans was the result of a $26.9 million or 3.8% decrease in consumer installment loans, consisting primarily of indirect automobile loans, to $679.3 million because of management’s efforts to preserve regulatory capital ratios by shrinking the balance sheet as well as reduced volume due to the ongoing economic recession. After receiving the preferred stock capital infusion through TARP, management began to expand lending efforts. Construction loans decreased $36.9 million or 13.1% to $245.2 million. Contributing to the decline were significant construction loan payoffs, which more than offset loan production. Somewhat offsetting these decreases were increases in commercial, financial and agricultural loans, including SBA loans, of $28.9 million or 24.8% to $145.4 million, increases in real estate mortgage loans of $21.9 million or 23.3% to $115.6 million, and increases in commercial real estate loans, including SBA loans, of $12.6 million or 6.7% to $202.5 million.
          Loans held-for-sale decreased $7.8 million or 12.3% to $55.8 million primarily due to a $23.0 million or 60.5% decrease in indirect automobile loans held-for-sale, partially offset by an increase in SBA loans held-for-sale of $15.6 million. The fluctuations in the held-for-sale balances are due to loan production levels and demands of loan investors.

Loans, by Category

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Loans:
Commercial, financial and agricultural	$137,988	$107,325	$107,992	$88,532	$79,597
Tax exempt commercial	7,508	9,235	14,969	7,572	6,245
Real estate-mortgage-commercial	202,516	189,881	163,275	104,996	98,770

Total commercial	348,012	306,441	286,236	201,100	184,612
Real estate-construction	245,153	282,056	306,078	257,789	199,127
Real estate-mortgage-residential	115,527	93,673	91,652	85,086	86,997
Consumer installment	679,330	706,188	646,790	555,194	490,490

Loans	1,388,022	1,388,358	1,330,756	1,099,169	961,226
Allowance for loan losses	(33,691)	(16,557)	(14,213)	(12,912)	(12,443)

Loans, net of allowance	$1,354,331	$1,371,801	$1,316,543	$1,086,257	$948,783

Total Loans:
Loans	$1,388,022	$1,388,358	$1,330,756	$1,099,169	$961,226
Loans Held-for-Sale:
Residential mortgage	967	1,412	321	1,045	4,063
Consumer installment	15,000	38,000	43,000	26,000	30,000
SBA	39,873	24,243	14,947	3,563	—

Total loans held-for-sale	55,840	63,655	58,268	30,608	34,063

Total loans	$1,443,862	$1,452,013	$1,389,024	$1,129,777	$995,289

Loan Maturity and Interest Rate Sensitivity

	December 31, 2008
		One
	Within	Through	Over Five
	One Year	Five Years	Years	Total
		(Dollars in thousands)
Loan Maturity:
Commercial, financial and agricultural	$93,452	$45,177	$6,867	$145,496
Real estate — construction	238,622	6,531	—	245,153

Total	$332,074	$51,708	$6,867	$390,649

Interest Rate Sensitivity:
Selected loans with:
Predetermined interest rates:
Commercial, financial and agricultural	$35,506	$44,354	$6,867	$86,727
Real estate — construction	77,789	4,576	—	82,365
Floating or adjustable interest rates:
Commercial, financial and agricultural	57,946	823	—	58,769
Real estate — construction	160,833	1,955	—	162,788

Total	$332,074	$51,708	$6,867	$390,649

      Construction Loans
          The following tables represent our Construction loan balances, excluding SBA loans, as of December 31, 2007 and 2008 and the activity for the year ended December 31, 2008.

	Total Construction Loans
	Houses		Lots		Total
	Number	Balance	Number	Balance	Balance
	(Dollars in thousands)
January 1, 2008	700	$149,523	2,138	$119,770	$269,293
Advances	255	18,171	57	4,474	22,645
Disbursements/Draws	—	59,519	—	7,683	67,202
Loans Paid-out/Principal payments	(289)	(99,201)	(201)	(11,108)	(110,309)
Loans transferred to REO	(143)	(11,265)	(55)	(4,789)	(16,054)
Charge-offs	—	(1,675)	—	(6,276)	(7,951)

December 31, 2008	523	$115,072	1,939	$109,754	$224,826

	Atlanta, Georgia
	Houses		Lots		Total
	Number	Balance	Number	Balance	Balance
	(Dollars in thousands)
January 1, 2008	494	$118,517	864	$58,929	$177,446
Advances	69	5,771	20	2,556	8,327
Disbursements/Draws	—	33,666	—	4,205	37,871
Loans Paid-out/Principal payments	(83)	(64,638)	(95)	(6,961)	(71,599)
Loans transferred to REO	(140)	(10,083)	(55)	(4,789)	(14,872)
Charge-offs	—	(619)	—	(3,047)	(3,666)

December 31, 2008	340	$82,614	734	$50,893	$133,507

	Florida
	Houses		Lots		Total
	Number	Balance	Number	Balance	Balance
	(Dollars in thousands)
January 1, 2008	206	$31,006	1,274	$60,841	$91,847
Advances	186	12,400	37	1,918	14,318
Disbursements/Draws	—	25,853	—	3,478	29,331
Loans Paid-out/Principal payments	(206)	(34,563)	(106)	(4,147)	(38,710)
Loans transferred to REO	(3)	(1,182)	—	—	(1,182)
Charge-offs	—	(1,056)	—	(3,229)	(4,285)

December 31, 2008	183	$32,458	1,205	$58,861	$91,319

     Credit Quality
          Credit quality risk in the loan portfolio provides our highest degree of risk and is under stress due to the housing slow down and current recession. We manage and control risk in the loan portfolio through adherence to standards established by the Board of Directors and senior management, combined with a commitment to producing quality assets, monitoring loan performance, developing profitable relationships, and meeting the strategic loan quality and growth targets. Our credit policies establish underwriting standards, place limits on exposures, which include concentrations and commitments, and set other limits or standards as deemed necessary and prudent. Also included in the policy, primarily determined by the amount and type of loan, are various approval levels, ranging from the branch or department level to those that are more centralized. We maintain a diversified portfolio intended to spread risk and reduce exposure to economic downturns, which may occur in different segments of the economy or in particular industries. Industry and loan type diversification is reviewed at least quarterly.
          Management has taken numerous steps to reduce credit risk in the loan portfolio and to strengthen the credit risk management team and processes. A special assets group was organized in 2008 to evaluate potential nonperforming loans, to properly value nonperforming assets, and to facilitate the timely disposition in these assets while minimizing losses to the Company. In addition, all credit policies have been reviewed and revised as necessary, and experienced managers are in place and have strengthened all lending areas and Credit Administration. Primarily due to increasing charge-offs and charge-downs on residential construction loans and indirect automobile loans and an increase in adversely classified residential construction loans, the provision for loan losses for the year ended December 31, 2008, was $36.6 million compared to a $8.5 million for the year ended December 31, 2007. Net charge-offs in 2008 increased to $19.4 million compared to $6.2 million during 2007, largely due to an increase in real estate construction and indirect lending charge-offs. This increase is a function of the slowing housing market and the recession in general and its impact on consumers. The provision increase is a result of higher construction loan charge-offs and charge-downs and is attributable to the slow down in housing construction and sales. It is also related to increasing charge-offs in the consumer indirect lending portfolio of loans which at December 31, 2008, made up 47.5% of the total loan portfolio. The allowance for loan losses as a percentage of loans was 2.43% as of the end of 2008 compared to 1.19% at the end of 2007.
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

Nonperforming Assets

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Nonaccrual loans	$98,151	$14,371	$4,587	$1,993	$1,578
Repossessions	2,016	2,512	937	819	625
Other real estate	15,063	7,308	—	—	665

Total nonperforming assets	$115,230	$24,191	$5,524	$2,812	$2,868

Loans past due 90 days or more and still accruing	$—	$23	$—	$—	$2

Ratio of loans past due 90 days or more and still accruing to total loans	—%	—%	—%	—%	—%
Ratio of nonperforming assets to total loans and repossessions	7.89	1.65	.40	.25	.29
          The increase in nonperforming assets from December 31, 2007, to December 31, 2008, was primarily driven by increases in nonaccrual loans and other real estate, over 90% of the aggregate balances of which are secured by real estate. Management believes it has been proactive in charging down and charging off these nonperforming assets as appropriate. Management’s assessment of the overall loan portfolio is that loan quality and performance are decreasing under pressure from the economic recession, and the slow real estate market in Atlanta in particular. Management is being aggressive in evaluating credit relationships and proactive in addressing problems.
          When a loan is classified as nonaccrual, to the extent collection is in question, previously accrued interest is reversed and interest income is reduced by the interest accrued in the current year. If any portion of the accrued interest was accrued in a previous period, accrued interest is reduced and a charge for that amount is made to the allowance for loan losses. For 2008, the gross amount of interest income that would have been recorded on nonaccrual loans, if all such loans had been accruing interest at the original contract rate, was approximately $1.6 million compared to $188,000 and $133,000 during 2007 and 2006, respectively. For additional information on nonaccrual loans see “Critical Accounting Policies — Allowance for Loan Losses.”
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
          At December 31, 2008, the allowance for loan losses was $33.7 million, or 2.43% of loans compared to $16.6 million, or 1.19% of loans at December 31, 2007. Net charge-offs as a percent of average loans outstanding was 1.36% in 2008 compared to .45% for 2007. The allocated allowance for real estate construction loans increased $8.3 million to $11.0 million at December 31, 2008, when compared to 2007, primarily due to the increase in adversely classified construction loans and the associated specific reserves. The reserve factor for the construction loan portfolio also increased in 2008 as a result of higher charge-offs resulting from the credit crisis and its impact on the Atlanta real estate market. This increase in the reserve factor was somewhat offset by the $36.9 million decrease in construction loan balances during 2008. The allowance allocated to indirect automobile loans increased $7.2 million or 88.0% to $15.3 million from $8.1 million at the end of 2007. The increase is primarily the result of a higher reserve factor due to increased charge-offs during 2008 from the weakening economy net of a decrease in loans outstanding. The allowance allocated to commercial loans was $5.6 million at December 31, 2008, compared to $4.2 million at December 31, 2007. The increase is primarily a result of increased commercial loans outstanding as well as an increase in adversely rated and problem loans at December 31, 2008 compared to December 31, 2007.
          The unallocated allowance increased $304,000 to $1.1 million at December 31, 2008, compared to year-end 2007 based on management’s assessment of losses inherent in the loan portfolio and not reflected in specific allocations, in part related to increasing net charge-offs relative to average loan balances as well as the continued poor economic outlook both nationally and locally. See “Provisions for Loan Losses.”
Allocation of the Allowance for Loan Losses

	December 31, 2008		December 31, 2007		December 31, 2006
	Allowance	%*	Allowance	%*	Allowance	%*
			(Dollars in thousands)
Commercial, financial and agricultural(1)	$5,587	25.07%	$4,228	22.07%	$5,226	21.51%
Real estate — construction	11,042	17.66	2,776	20.32	2,580	23.00
Real estate — mortgage-residential	599	8.32	562	6.75	521	6.89
Consumer installment	15,364	48.95	8,196	50.86	5,223	48.60
Unallocated	1,099	—	795	—	394	—

Total	$33,691	100.00%	$16,557	100.00%	$13,944	100.00%

	December 31, 2005		December 31, 2004
	Allowance	%*	Allowance	%*
Commercial, financial and agricultural(1)	$3,717	18.30%	$4,703	19.20%
Real estate — construction	2,331	23.45	2,041	20.72
Real estate — mortgage-residential	610	7.74	588	9.05
Consumer installment	4,892	50.51	4,540	51.03
Unallocated	1,093	—	302	—

Total	$12,643	100.00%	$12,174	100.00%

*	Percentage of respective loan type to loans.

(1)	Includes allowance allocated for real estate-mortgage-commercial loans and SBA loans.
Investment Securities
          The levels of taxable and tax free municipal securities and short-term investments reflect our strategy of maximizing portfolio yields within overall asset and liability management parameters while providing for pledging and liquidity needs. Investment securities other than the investment in FHLB stock, on an amortized cost basis totaled $151 million and $134 million at December 31, 2008 and 2007, respectively. The increase of $18 million in investments at December 31, 2008, compared to December 31, 2007, was attributable to management’s decision to enter into a series of transactions in March and April of 2008 to take advantage of the steepness of the yield curve. In March, the Bank purchased $19.6 million in agency (U.S. government sponsored entity) mortgage backed securities and funded the transaction with $20.0 million in laddered maturity advances from the Federal Home Loan Bank. In April, the Bank purchased $10.0 million in agency (U.S. government sponsored entity) mortgage backed securities and funded the transaction with $10 million in laddered maturity advances from the Federal Home Loan Bank. In addition, the Bank added six general obligation municipal bonds to the portfolio for a total of $5.0 million and purchased a $10 million Federal Home Loan Bank discount bond. Decreasing the size of the investment portfolio were principal paydowns on mortgage backed securities of $17 million, a $5.0 million agency note which was called at par, the sale of a $792,000 general obligation municipal security, and the sale of seven agency mortgage backed securities totaling $3.6 million. We intend to purchase investment securities in 2009 in excess of the repayments and prepayments from mortgage backed securities to increase available collateral and to initially leverage the capital received from the preferred stock issuance until sufficient loans can be generated.
          The estimated weighted average life of the securities portfolio was 7.2 years at December 31, 2008, compared to 6.0 years at December 31, 2007. At December 31, 2008, approximately $127 million based on the amortized cost of investment securities were classified as available-for-sale, compared to $104 million based on the amortized cost at December 31, 2007. The net unrealized gain on these securities available-for-sale at December 31, 2008, was $2.2 million before taxes, compared to a net unrealized loss of $1.3 million before taxes at December 31, 2007. The unrealized loss positions associated with municipal securities resulted not from credit quality issues, but from market interest rate increases over the interest rates prevalent at the time the securities were purchased, and are considered temporary.
          At December 31, 2008 and 2007, we classified all but $24.8 million and $29.1 million, respectively, of our investment securities as available-for-sale. We maintain a relatively high percentage of our investment portfolio as available-for-sale for possible liquidity needs related primarily to loan production, while held-to-maturity securities are primarily utilized for pledging as collateral for public deposits and other borrowings.
Distribution of Investment Securities

	December 31,
	2008		2007		2006
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
			(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$9,830	$9,954	$5,000	$5,007	$9,997	$9,917
Municipal securities	15,222	14,384	10,985	11,050	—	—
Mortgage backed securities	126,340	129,878	117,525	115,819	134,545	131,364

Total	$151,392	$154,216	$133,510	$131,876	$144,542	$141,281

          The following table depicts the maturity distribution of investment securities and average yields as of December 31, 2008 and 2007. All amounts are categorized by their expected repricing date. The expected maturities may differ from the contractual maturities of mortgage backed securities because the mortgage holder of the underlying mortgage loans has the right to prepay their mortgage loans without prepayment penalties. The expected maturities may differ from the contractual maturities of callable agencies and municipal securities because the issuer has the right to redeem the callable security at predetermined prices at specified times prior to maturity.

Maturity Distribution of Investment Securities and Average Yields(1)

	December 31, 2008			December 31, 2007
	Amortized	Fair	Average	Amortized	Fair	Average
	Cost	Value	Yield(1)	Cost	Value	Yield(1)
	(Dollars in thousands)
Available-for-Sale:

U.S. Treasury securities and obligations of U.S. Government corporations and agencies:
Due after one year through five years	$9,830	$9,954	2.58%	$5,000	$5,007	5.00%

Municipal securities(2)
Due after one year through five years	3,012	2,889	5.45	503	518	6.05
Due five years through ten years	4,962	4,889	5.37	3,332	3,291	5.23
Due after ten years	7,248	6,606	5.84	7,150	7,241	5.82

Mortgage backed securities
Due after one year through five years	10,229	10,478	4.65	17,748	17,587	4.80
Due five years through ten years	84,950	87,376	5.12	65,758	64,624	5.00
Due after ten years	6,368	6,557	5.31	4,955	4,881	5.21

	$126,599	$128,749		$104,446	$103,149

Held-to-Maturity:

Mortgage backed securities
Due after one year through five years	4,711	4,854	4.47%	$6,327	$6,309	4.66%
Due five years through ten years	20,082	20,613	5.03	22,737	22,418	5.03

	$24,793	$25,467		$29,064	$28,727

(1)	Weighted average yields are calculated on the basis of the carrying value of the security.

(2)	Interest income includes the effects of taxable equivalent adjustments of $259,000 in 2008 and $147,000 in 2007.
Deposits and Funds Purchased
          Total deposits increased $38.1 million or 2.7% during 2008 to $1.444 billion at December 31, 2008, from $1.406 billion at December 31, 2007, due primarily to an increase in time deposits of $153.3 million or 20.6% to $896.9 million and an increase in noninterest-bearing demand deposits of $7.0 million or 5.3% to $138.6 million. Interest-bearing demand and money market deposits decreased $105.3 million or 33.5% to $208.7 million and savings deposits decreased $17.0 million or 7.8% to $199.5 million. As interest rates fell in 2008, time deposits increased as our customers attempted to earn higher yields than were available in checking and savings accounts. Management also encouraged this behavior by offering special interest rates in certain terms to help manage the duration of the Bank’s deposit liabilities and projected liquidity. Approximately $53 million of the increase was in wholesale certificates of deposit. The use of these funds allows management to structure the maturities of deposits to fill in projected gaps quickly and with known funding amounts. The increase in noninterest-bearing demand deposits was in part due to an increase in the number of transaction accounts as the result of continued benefits from the transaction account acquisition initiative continuing in 2008, and in part due to unlimited deposit insurance coverage available through December 31, 2009, for noninterest-bearing transaction account through the FDIC’s Temporary Liquidity Guarantee Program. Management believes the decreases in interest-bearing demand and money market account balances and savings account balances was due to customers looking for higher yields in certificate of deposits as discussed previously and to increased use of cash as the credit markets have tightened.
          Average interest-bearing deposits during 2008 increased $70.1 million over 2007 average balances to $1.317 billion, as a result of customers seeking FDIC insurance protection and moving out of the volatile equity markets. The average balance of time deposits increased $86.2 million to $836.0 million, and the average balance of savings deposits increased $5.8 million to $209.3 million, while the average balance of interest-bearing demand deposits decreased $21.9 million to $271.4 million. Core deposits, obtained from a broad range of customers, and our largest source of funding, consist of all interest-bearing and noninterest-bearing deposits except time deposits over $100,000 and brokered deposits obtained through investment banking firms utilizing master certificates. Brokered deposits totaled $189.8 million and $136.6 million at December 31, 2008 and 2007, respectively, and are included in other time deposit balances in the consolidated balance sheets. The average balance of interest-bearing core deposits was $845.3 million and $835.2 million during 2008 and 2007, respectively.
          Noninterest-bearing deposits are comprised of certain business accounts, including correspondent bank accounts and escrow deposits, as well as individual accounts. Average noninterest-bearing demand deposits totaling $128.7 million represented 13.2% of average core deposits in 2008 compared to an average balance of $130.8 million or 13.5% in 2007. The average amount of, and average rate paid on, deposits by category for the periods shown are presented in the following table (dollars in thousands):
Selected Statistical Information for Deposits

	December 31,
	2008		2007		2006
	Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$128,706	—%	$130,835	—%	$127,978	—%
Interest-bearing demand deposits	271,429	2.29	293,336	3.49	234,871	2.79
Savings deposits	209,301	2.89	203,529	4.36	177,505	4.13
Time deposits	836,049	4.36	749,803	5.17	683,074	4.61

Total average deposits	$1,445,485	3.37	$1,377,503	4.20	$1,223,428	3.71

Maturity Distribution of Time Deposits

	December 31, 2008
		$100,000 or
	Other	More	Total
	(Dollars in thousands)
Three months or less	$135,101	$90,492	$225,593
Over three through six months	121,566	45,424	166,990
Over six through 12 months	193,920	134,049	327,969
Over one through two years	83,865	42,772	126,637
Over two through three years	36,034	2,097	38,131
Over three through four years	8,564	2,706	11,270
Over four through five years	270	—	270
Over five years	—	—	—

Total	$579,320	$317,540	$896,860

Short-Term Debt
          FHLB short-term borrowings totaled $2.5 million at December 31, 2008, and were drawn on a collateralized line maturing April 6, 2009, at a rate of 2.44%. All FHLB advances are collateralized with qualifying residential, home equity, and commercial real estate mortgage loans and, from time to time, agency notes or agency mortgage backed securities. FHLB short-term borrowings totaled $35.0 million at December 31, 2007, and consisted of two borrowing amounts drawn on a collateralized line $20 million matured January 30, 2008, at a rate of interest of 4.56% and $15 million matured February 19, 2008 at a rate of 4.58%.
          Other short-term borrowings totaled approximately $55.0 million and $71.0 million at December 31, 2008 and 2007, respectively, consisting of the FHLB short-term borrowings listed above, and $52.5 million and

$24.0 million, respectively, in overnight repurchase agreements primarily with commercial customers at an average rate of 1.78% and 1.53%. In addition, at December 31, 2007, long-term fixed rate borrowings collateralized with mortgage backed securities totaling $12.0 million with an average rate of 3.82% were within one year of maturity and included in short-term borrowings.
          A total of $5.0 million of unsecured overnight Federal funds purchased through lines provided by commercial banks with an average rate of 3.85% was outstanding on December 31, 2007. There were no Federal funds purchased outstanding at December 31, 2008.
Schedule of Short-Term Borrowings(1)

	Maximum		Average		Weighted
	Outstanding at	Average	Interest Rate	Ending	Average Interest
Years Ended December 31	Any Month-End	Balance	During Year	Balance	Rate at Year-End
	(Dollars in thousands)
2008	$106,348	$69,318	2.98%	$55,017	1.81%
2007	79,163	56,500	4.10	75,954	3.44
2006	98,470	66,462	3.95	72,061	4.10

(1)	Consists of Federal funds purchased, securities sold under agreements to repurchase, long-term borrowings within a year to maturity, and borrowings from the FHLB that mature either overnight or on a remaining fixed maturity not to exceed one year.
Subordinated Debt and Other Long-Term Debt
     The Company had approximately $115.0 million and $92.5 million of subordinated debt and other long-term debt outstanding at December 31, 2008 and 2007, respectively. Approximately $67.5 million in trust preferred securities, classified as subordinated debt, including approximately $2.0 million in subordinated debt incurred to acquire stock in the trust preferred subsidiaries were outstanding at December 31, 2008 and 2007. The Company also had $47.5 million and $25.0 million at December 31, 2008 and 2007, in Federal Home Loan Bank Advances.
     The $22.5 million or 90.0% increase in long-term debt at December 31, 2008 compared to December 31, 2007 is a result of two laddered transactions initiated in 2008. In March of 2008, the Bank purchased approximately $20.0 million in fixed rate agency mortgage backed securities which were funded with $20.0 million in laddered two year through five year maturity long-term Federal Home Loan Bank advances. In April 2008, the Bank purchased $10 million in fixed rate agency mortgage backed securities which were funded with $10 million in laddered one year through five year Federal Home Loan Bank advances. The long-term advances are discussed below.
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
     On March 12, 2008, the Company entered into a $5.0 million two year FHLB Bermudan convertible advance collateralized with pledged qualifying real estate loans and maturing March 12, 2010. The FHLB exercised its option on June 12, 2008 to convert the interest rate from a fixed rate to a variable rate based on three-month LIBOR plus a spread charged by the FHLB to its members for an adjustable rate credit advance with the same remaining maturity. As a result of the conversion the Bank elected to prepay the advance, without penalty, on the conversion date.
     On March 12, 2008, the Company entered into a $5.0 million five year FHLB European convertible advance collateralized with pledged qualifying real estate loans and maturing March 12, 2013. The advance had an interest rate of 2.395% at December 31, 2008. The FHLB has the one time option on March 12, 2010 to convert the interest rate from a fixed rate to a variable rate based on three-month LIBOR plus a spread charged by the FHLB to its members for an adjustable rate credit advance with the same remaining maturity.
     On March 12, 2008, the Company entered into a $5.0 million five year FHLB European convertible advance collateralized with pledged qualifying real estate loans and maturing March 12, 2013. The advance had an interest rate of 2.79% at December 31, 2008. The FHLB has the one time option on March 14, 2011 to convert the interest rate from a fixed rate to a variable rate based on three-month LIBOR plus a spread charged by the FHLB to its members for an adjustable rate credit advance with the same remaining maturity.
     On April 3, 2008, the Company entered into a $2.5 million five year FHLB European convertible advance collateralized with pledged qualifying real estate loans and maturing April 3, 3013. The advance had an interest rate of 2.40% at December 31, 2008. The FHLB has the one time option on April 5, 2010 to convert the interest rate from a fixed rate to a variable rate based on three-month LIBOR plus a spread charged by the FHLB to its members for an adjustable rate credit advance with the same remaining maturity.
     On April 1, 2008, the Company entered into a $2.5 million four year FHLB Fixed Rate advance collateralized with pledged qualifying real estate loans and maturing April 2, 2012. The advance had an interest rate of 3.24% at December 31, 2008.
     On April 4, 2008, the Company entered into a $2.5 million two year FHLB Fixed Rate advance collateralized with pledged qualifying real estate loans and maturing April 5, 2010. The advance had an interest rate of 2.64% at December 31, 2008.
     On November 5, 2007, the Company entered into a $25 million three year FHLB European Convertible Advance collateralized with pledged qualifying real estate loans and maturing November 5, 2010. The advance bears interest at 4.06% and had a one time FHLB conversion option in November of 2008. Under the provisions of the advance, which the FHLB did not exercise, the FHLB had the option to convert the advance into a three-month LIBOR based floating rate advance.
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
     On March 17, 2005, we issued $10 million in floating rate capital securities of Fidelity Southern Statutory Trust II with a liquidation value of $1,000 per security. Interest is adjusted quarterly at a rate per annum equal to the three-month LIBOR plus 1.89%. The capital securities had an initial rate of 4.87% and a rate of 3.76% and 6.88% at December 31, 2008 and December 31, 2007, respectively. The issuance has a final maturity of 30 years, but may be redeemed at any distribution payment date on or after March 17, 2010, at the redemption price of 100%.

     On June 26, 2003, we issued $15 million in Floating Rate Capital Securities of Fidelity Southern Statutory Trust I with a liquidation value of $1,000 per security. Interest is adjusted quarterly at a rate per annum equal to the three-month LIBOR plus 3.10%. The capital securities had an initial rate of 4.16%, with the provision that prior to June 26, 2008, the rate will not exceed 11.75%. The rates in effect on December 31, 2008 and 2007, were 4.57% and 7.96%, respectively. The issuance has a final maturity of 30 years, but may be redeemed at any distribution payment date on or after June 26, 2008, at the redemption price of 100%.
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
     The $65.5 million of trust preferred securities issued by trusts established by us, as of December 31, 2008 and 2007, are not consolidated for financial reporting purposes in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (Revised),”. Thus, the equity investments in the subsidiaries created to issue the obligations, the obligations themselves, and related dividend income and interest expense are reported on a deconsolidated basis, with the investments in the amount of $2.0 million at December 31, 2008 and 2007, reported as other assets and dividends included as other noninterest income. The obligations, including the amount related to the equity investments, in the amount of $67.5 million at December 31, 2008 and 2007, are reported as subordinated debt, with related interest expense reported as interest on subordinated debt.
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
     Our only restricted core capital elements consist of $65.5 million in trust preferred securities issues and $1.3 million in other identifiable intangibles; therefore, the Rule has minimal impact on our capital ratios, our financial condition, or our operating results. The trust preferred securities are eligible for our regulatory Tier 1 capital, with a limit of 25% of the sum of all core capital elements. All amounts exceeding the 25% limit are includable in the Company’s regulatory Tier 2 capital.
Shareholders’ Equity

     On December 19, 2008, as part of the Capital Purchase Program, Fidelity entered into the Letter Agreement with the Treasury, pursuant to which Fidelity agreed to issue and sell, and the Treasury agreed to purchase (1) 48,200 Preferred Shares, and (2) the Warrant to purchase up to 2,266,458 shares of the Company’s common stock at an exercise price of $3.19 per share, for an aggregate purchase price of $48.2 million in cash. The Preferred Shares qualify as Tier I capital under risk-based capital guidelines and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The Preferred Shares are non-voting except for class voting rights on matters that would adversely affect the rights of the holders of the Preferred Shares.
     Shareholders’ equity at December 31, 2008 and 2007, was $136.6 million and $100.0 million, respectively. The $36.6 million increase at December 31, 2008 compared to December 31, 2007 was primarily the result of the issuance of the issuance of Preferred Shares described above.
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
CONSOLIDATED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2008				2007
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands except per share date)
Interest income	$24,329	$26,088	$26,164	$27,473	$28,680	$29,064	$28,317	$27,401
Interest expense	13,629	14,152	14,096	15,759	16,874	17,047	16,618	16,143

Net interest income	10,700	11,936	12,068	11,714	11,806	12,017	11,699	11,258
Provision for loan losses	14,700	11,400	5,850	4,600	3,550	2,800	1,650	500
Noninterest income	3,743	3,851	4,365	5,677	4,304	4,795	4,346	4,465
Noninterest expense	12,413	12,579	12,461	11,387	12,450	11,836	11,379	11,537

(Loss) income before income (benefit) taxes	$(12,670)	(8,192)	(1,878)	1,404	110	2,176	3,016	3,686
Income tax (benefit) expense	(5,101)	(3,318)	(976)	295	(211)	497	946	1,122

Net (loss) income	$(7,569)	$(4,874)	$(902)	$1,109	$321	$1,679	$2,070	$2,564

(Loss) earnings per share:
Basic (loss) earnings per share(1)	$(.81)	$(.51)	$(.10)	$.12	$.03	$.18	$.22	$.27

Diluted (loss) earnings per share(1)	$(.81)	$(.51)	$(.10)	$.12	$.03	$.18	$.22	$.27

Weighted average shares outstanding(1)	9,606	9,537	9,488	9,470	9,456	9,435	9,416	9,390

(1)	Adjusted for stock dividends
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     See Item 7, “Market Risk” and “Interest Rate Sensitivity” for a quantitative and qualitative discussion about our market risk.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Fidelity Southern Corporation
We have audited the accompanying consolidated balance sheets of Fidelity Southern Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fidelity Southern Corporation and subsidiaries at December 31, 2008 and 2007 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fidelity Southern Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 12, 2009

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(Dollars in thousands)
ASSETS
Cash and due from banks	$58,988	$22,085
Interest-bearing deposits with banks	9,853	1,357
Federal funds sold	23,184	6,605

Cash and cash equivalents	92,025	30,047
Investment securities available-for-sale (amortized cost of $126,599 and $104,446 at December 31, 2008 and 2007, respectively)	128,749	103,149
Investment securities held-to-maturity (approximate fair value of $25,467 and $28,727 at December 31, 2008 and 2007, respectively)	24,793	29,064
Investment in FHLB stock	5,282	5,665
Loans held-for-sale	55,840	63,655
Loans	1,388,022	1,388,358
Allowance for loan losses	(33,691)	(16,557)

Loans, net of allowance for loan losses	1,354,331	1,371,801
Premises and equipment, net	19,311	18,821
Other real estate	15,063	7,307
Accrued interest receivable	8,092	9,367
Bank owned life insurance	27,868	26,699
Other assets	31,759	20,909

Total assets	$1,763,113	$1,686,484

LIABILITIES
Deposits
Noninterest-bearing demand deposits	$138,634	$131,597
Interest-bearing deposits:
Demand and money market	208,723	314,067
Savings	199,465	216,442
Time deposits, $100,000 and over	317,540	285,497
Other time deposits	579,320	458,022

Total deposits	1,443,682	1,405,625
Federal funds purchased	—	5,000
Other short-term borrowings	55,017	70,954
Subordinated debt	67,527	67,527
Other long-term debt	47,500	25,000
Accrued interest payable	7,038	6,760
Other liabilities	5,745	5,655

Total liabilities	1,626,509	1,586,521

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value. Authorized 10,000,000; 48,200 shares issued and outstanding, net of discount	43,813	—
Common Stock, no par value. Authorized 50,000,000; issued and outstanding 9,658,089 and 9,368,904 at 2008 and 2007, respectively	51,886	46,164
Accumulated other comprehensive gain (loss), net of tax	1,333	(804)
Retained earnings	39,572	54,603

Total shareholders’ equity	136,604	99,963

Total liabilities and shareholders’ equity	$1,763,113	$1,686,484

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands, except per share data)
Interest Income:
Loans, including fees	$96,398	$105,924	$89,477
Investment securities	7,441	7,237	7,893
Federal funds sold and bank deposits	215	301	434

Total interest income	104,054	113,462	97,804
Interest Expense:
Deposits	48,722	57,902	45,351
Short-term borrowings	2,065	2,316	2,623
Subordinated debt	5,284	4,945	4,378
Other long-term debt	1,565	1,519	1,923

Total interest expense	57,636	66,682	54,275
Net Interest Income	46,418	46,780	43,529
Provision for loan losses	36,550	8,500	3,600

Net Interest Income After Provision for Loan Losses	9,868	38,280	39,929
Noninterest Income:
Service charges on deposit accounts	4,757	4,730	4,207
Other fees and charges	1,944	1,872	1,642
Mortgage banking activities	340	339	676
Indirect lending activities	5,227	5,449	4,136
SBA lending activities	1,250	2,444	2,147
Bank owned life insurance	1,278	1,166	1,109
Securities gains, net	1,306	2	—
Other	1,534	1,909	1,782

Total noninterest income	17,636	17,911	15,699
Noninterest Expense:
Salaries and employee benefits	25,827	25,815	22,314
Furniture and equipment	2,949	2,942	2,636
Net occupancy	4,137	4,105	3,557
Communication	1,654	1,729	1,548
Professional and other services	3,823	3,559	2,955
Advertising and promotion	645	928	1,348
Stationery, printing and supplies	647	758	850
Insurance	344	296	299
Other	8,813	7,071	5,061

Total noninterest expense	48,839	47,203	40,568

(Loss) income before income tax (benefit) expense	(21,335)	8,988	15,060
Income tax (benefit) expense	(9,099)	2,354	4,686

Net (loss) income	(12,236)	6,634	10,374
Preferred stock dividends	106	—	—

Net income available to common equity	$(12,342)	$6,634	$10,374

(Loss) earnings per share:
Basic (loss) earnings per share	$(1.30)	$.70	$1.11

Diluted (loss) earnings per share	$(1.30)	$.70	$1.11

Weighted average shares outstanding — Basic	9,525,298	9,424,475	9,361,045

Weighted average shares outstanding — Fully Diluted	9,525,298	9,438,574	9,372,547

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Accumulated
							Other
							Comprehensive
	Preferred Stock		Common Stock		Treasury Stock		Income (Loss)	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Net of Tax	Earnings	Total
	(In thousands, except per share data)
Balance December 31, 2005	—	$—	9,241	$44,178	3	$(17)	$(1,434)	$44,012	$86,739
Comprehensive income:
Net income	—	—	—	—	—	—	—	10,374	10,374
Other comprehensive loss, net of tax			—	—	—	—	(156)	—	(156)

Comprehensive income	—	—	—	—	—	—	—	—	10,218
Common stock issued under:
Employee benefit plans	—	—	38	420	—	—	—	—	420
Dividend reinvestment plan	—	—	9	217	(3)	17	—	—	234
Common dividends declared ($.32 per share)	—	—	—	—	—	—	—	(2,964)	(2,964)

Balance December 31, 2006	—	—	9,288	44,815	—	—	(1,590)	51,422	94,647
Comprehensive income:
Net income	—	—	—	—	—	—	—	6,634	6,634
Other comprehensive loss, net of tax	—	—	—	—	—	—	786	—	786

Comprehensive income	—	—	—	—	—	—	—	—	7,420
FIN 48 Reserve for Uncertain Tax Position	—	—	—	—	—	—	—	(96)	(96)
Common stock issued and share-based compensation under:
Employee benefit plans	—	—	50	857	—	—	—	—	857
Dividend reinvestment plan	—	—	31	492	—	—	—	—	492
Common dividends declared ($.36 per share)	—	—	—	—	—	—	—	(3,357)	(3,357)

Balance December 31, 2007	—	—	9,369	46,164	—	—	(804)	54,603	99,963
Comprehensive income:
Net loss	—	—	—	—	—	—	—	(12,236)	(12,236)
Other comprehensive income, net of tax	—	—	—	—	—	—	2,137	—	2,137

Comprehensive loss	—	—	—	—	—	—	—	—	(10,099)
EITF 06-04 Cumulative effect adjustment	—	—	—	—	—	—	—	(594)	(594)
Common stock issued and share-based compensation under:
Employee benefit plans	—	—	109	701	—	—	—	—	701
Dividend reinvestment plan	—	—	85	297	—	—	—	—	297
Issuance of Preferred Stock	48	43,787	—	—	—	—	—	—	43,787
Accretion of discount on preferred stock	—	26	—	—	—	—	—	(26)	--
Issuance of common stock warrants	—	—	—	4,413	—	—	—	—	4,413
Preferred stock dividend	—	—	—	—	—	—	—	(80)	(80)
Common dividends declared ($.19 per share)	—	—	—	—	—	—	—	(1,783)	(1,783)
Common stock dividend	—	—	95	311	—	—	—	(311)	--
Cash paid for fractional interest associated with stock dividend	—	—	—	—	—	—	—	(1)	(1)

Balance December 31, 2008	48	$43,813	9,658	$51,886	—	$—	$1,333	$39,572	$136,604

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Operating Activities:
Net (loss) income	$(12,236)	$6,634	$10,374
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	36,550	8,500	3,600
Depreciation and amortization of premises and equipment	2,141	2,151	1,975
Other amortization	368	500	337
Impairment of other real estate	2,353	85	—
Share-based compensation	169	130	30
Excess tax benefit from share-based compensation	—	(15)	—
Proceeds from sale of loans	142,575	233,694	179,080
Proceeds from sales of other real estate	7,634	1,173	376
Loans originated for resale	(132,813)	(235,893)	(204,013)
Securities gains, net	(1,306)	(2)	—
Gains on loan sales	(1,947)	(3,188)	(2,727)
Gain on sale of other real estate	(197)	(118)	(112)
Net decrease (increase) in accrued interest receivable	1,275	(55)	(2,576)
Net increase in cash value of bank owned life insurance	(1,169)	(1,005)	(960)
Net increase in deferred income taxes	(8,117)	(2,244)	(1,057)
Net increase in other assets	(4,451)	(4,779)	(3,345)
Net increase (decrease) increase in accrued interest payable	278	(282)	2,573
Net (decrease) increase in other liabilities	(584)	595	1,894

Net cash provided by (used in) operating activities	30,523	5,881	(14,551)
Investing Activities:
Purchases of investment securities available-for-sale	(44,314)	(10,984)	—
Purchase of investment in FHLB stock	(4,927)	(7,896)	(5,405)
Sales of investment securities available-for-sale	5,417	—	—
Maturities and calls of investment securities held-to-maturity	4,289	4,131	5,167
Maturities and calls of investment securities available-for-sale	18,072	17,791	15,017
Redemption of investment in FHLB stock	5,310	7,065	5,490
Net increase in loans	(35,805)	(71,838)	(234,150)
Capital improvements to other real estate owned	(821)	(367)	—
Purchases of premises and equipment	(2,631)	(2,169)	(6,710)

Net cash used in investing activities	(55,410)	(64,267)	(220,591)
Financing Activities:
Net (decrease) increase in demand deposits, money market accounts, and savings accounts	(115,284)	38,704	101,161
Net increase (decrease) in time deposits	153,341	(19,620)	161,367
Proceeds from issuance of other long-term debt	27,500	25,000	—
Payment of called other long-term debt	—	(25,000)	—
Proceeds from issuance of subordinated debt	—	20,619	—
Repayment of other long-term debt	(5,000)	(12,000)	(11,000)
(Decrease) increase in short-term borrowings	(20,937)	3,893	(20,427)
Proceeds from issuance of preferred stock	48,200	—	—
Proceeds from issuance of common stock	828	1,204	624
Excess tax benefit from share-based compensation	—	15	—
Dividends paid	(1,783)	(3,357)	(2,964)

Net cash provided by financing activities	86,865	29,458	228,761

Net increase (decrease) in cash and cash equivalents	61,978	(28,928)	(6,381)
Cash and cash equivalents, beginning of year	30,047	58,975	65,356

Cash and cash equivalents, end of year	$92,025	$30,047	$58,975

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$58,730	$66,964	$51,703

Income taxes	$1,394	$5,812	$5,230

Non-cash transfers of loans to other real estate	$16,725	$8,080	$264

Stock dividends	$311	$—	$—

Loans transferred from held-for-sale	$7,550	$1,025	$4,495

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
1. Summary of Significant Accounting Policies
     Basis of Presentation
          The consolidated financial statements include the accounts of Fidelity Southern Corporation and its wholly-owned subsidiaries. Fidelity Southern Corporation (“FSC” or “Fidelity”) owns 100% of Fidelity Bank (the “Bank”) and LionMark Insurance Company (“LIC”), an insurance agency offering consumer credit related insurance products. FSC also owns five subsidiaries established to issue trust preferred securities, which entities are not consolidated for financial reporting purposes. FSC is a financial services company that offers traditional banking, mortgage, and investment services to its customers, who are typically individuals or small to medium sized businesses. All significant intercompany accounts and transactions have been eliminated in consolidation. The “Company”, as used herein, includes FSC and its subsidiaries, unless the context otherwise requires.
          The consolidated financial statements have been prepared in conformity with U. S. generally accepted accounting principles followed within the financial services industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the calculations of and the amortization of capitalized servicing rights, valuation of deferred tax accounts and the valuation of real estate or other assets acquired in connection with foreclosures or in satisfaction of loans. In addition, the actual lives of certain amortizable assets and income items are estimates subject to change.
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
          A formal review of the allowance for loan losses is prepared at least monthly to assess the probable credit risk inherent in the loan portfolio, including concentrations, and to determine the adequacy of the allowance for loan losses. For purposes of the monthly management review, the consumer loan portfolio is separated by loan type and each loan type is treated as a homogeneous pool. In accordance with the Interagency Policy Statement on the Allowance for Loan and Lease Losses, the level of allowance required for each loan type is determined based upon historical charge-off experience, current economic trends and other current factors. Additionally, every commercial, commercial real estate, SBA, and construction loan is assigned a risk rating using established credit policy guidelines. Every nonperforming commercial, commercial real estate, SBA, and construction loan 90 days or more past due and with outstanding balances exceeding $50,000, as well as certain other performing loans with greater than normal credit risks as determined by management and the Credit Review Department (“Credit Review”), are reviewed monthly by Credit Review to determine the level of allowance required to be specifically allocated to these loans. Management reviews its allocation of the allowance for loan losses versus the actual performance of each of the portfolios and adjusts allocation rates to reflect the recent performance of the portfolio, as well as current underwriting standards and other current factors which might impact the estimated losses in the portfolio.
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
          Management believes that the allowance for loan losses is adequate and appropriate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions or other factors and the additions may be significant. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.
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

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
same market area. Accordingly, the ultimate collectibility of a substantial portion of the loan portfolio and the recovery of a substantial portion of the carrying amount of other real estate are susceptible to changes in market conditions in this market area.
     Loans Held-For-Sale
          Loans held-for-sale include certain originated residential mortgage loans, certain SBA loans, and a pool of indirect automobile loans at December 31, 2008 and 2007. The Company has the ability and intent to sell loans classified as held-for-sale and those loans held-for-sale are recorded at the lower of cost or market on an aggregate basis. Any loans initially determined to be held-for-sale and later transferred to the held for investment portfolio are transferred at the lower of cost or market. For residential mortgage loans, this is determined by outstanding commitments from investors for committed loans and on the basis of current delivery prices in the secondary mortgage market for uncommitted loans, if any. For SBA loans, this is determined primarily based on loan performance and available market information. For indirect automobile loans, the market is determined based on evaluating the estimated market value of the pool being accumulated for sale. There are certain regulatory capital requirements that must be met in order to qualify to originate residential mortgage loans and these capital requirements are monitored to assure compliance. The Company was in compliance with these requirements at December 31, 2008.
          Gains and losses on sales of loans are recognized at the settlement date. Gains and losses are determined as the difference between the net sales proceeds, including the estimated value associated with servicing assets or liabilities, and the net carrying value of the loans sold.
     Capitalized Servicing Assets and Liabilities
          The majority of the indirect automobile loan pools and certain SBA loans are sold with servicing retained. When the contractually specific servicing fees on loans sold servicing retained exceed the estimated costs to service those loans, a capitalized servicing asset is recognized based on fair value. When the estimated costs to service loans exceed the contractually specific servicing fees on loans sold servicing retained, a capitalized servicing liability is recognized based on fair value. Servicing assets and servicing liabilities are amortized over the expected lives of the serviced loans utilizing the interest method. Management makes certain estimates and assumptions related to costs to service varying types of loans and pools of loans, the projected lives of loans and pools of loans sold servicing retained, and discount factors used in calculating the present values of servicing fees projected to be received.
          No less frequently than quarterly, management reviews the status of all loans and pools of loans sold with related servicing assets to determine if there is any impairment to those assets due to such factors as earlier than estimated repayments or significant prepayments. Any impairment identified in these assets will result in reductions in their carrying values and a corresponding increase in operating expenses.
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

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Other Real Estate
          Other real estate represents property acquired through foreclosure or deed in lieu of foreclosure in satisfaction of loans. Other real estate is carried at the lower of cost or fair value less estimated selling costs. Costs to complete houses foreclosed during construction are capitalized. Fair value is determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources and may include an undivided interest in the fair value of other repossessed assets. Any excess of the loan balance at the time of foreclosure or acceptance in satisfaction of loans over the fair value less selling costs of the real estate held as collateral is treated as a loan loss and charged against the allowance for loan losses. Gain or loss on sale and any subsequent adjustments to reflect changes in fair value and selling costs are recorded as a component of income. Based on appraisals, environmental tests, and other evaluations as necessary, superior liens, if any, may be serviced or satisfied and repair or capitalizable expenditures may be incurred in an effort to maximize recoveries.
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
     Earnings Per Common Share
          Earnings per share are presented in accordance with requirements of SFAS No. 128, “Earnings Per Share.” Any difference between basic earnings per share and diluted earnings per share is a result of the dilutive effect of stock options and warrants.
     Share-based Compensation
          The Company accounts for stock-based compensation under the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). The Company adopted SFAS No. 123(R) effective January 1, 2006 using the modified prospective method. Under the modified prospective application, SFAS No. 123(R) applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. The attribution of compensation costs for earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Future levels of compensation costs recognized related to stock-based compensation awards may be impacted by new awards and/or modifications, repurchases, and cancellations of existing awards before and after the adoption of the standard as well as possible future changes in the underlying valuation assumptions used in the Black-Scholes Option Pricing model.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Fair Value
          The Company measures or monitors some of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Additionally, fair value is used on a non-recurring basis to evaluate assets for impairment or for disclosure purposes. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating fair value, which are in accordance with SFAS No. 157 and FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active,” when applicable.
          In accordance with SFAS No. 157, the Company applied the following fair value hierarchy:
          Level 1 — Assets or liabilities for which the identical item is traded on an active exchange, such as publicly-traded instruments or future contracts.
          Level 2 — Assets and liabilities valued based on observable market data for similar instruments.
          Level 3 — Assets or liabilities for which significant valuation assumptions are not readily observable in the market; instruments valued based on the best available data, some of which is internally developed, and considers risk premiums that a market participant would require.
          When determining the fair value measurement for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. When possible, the Company looks to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, the Company looks to market observable data for similar assets and liabilities. Nevertheless, certain assets and liabilities are not actively traded in observable markets and the Company must use alternative valuation techniques to derive a fair value measurement.
     Recent Accounting Pronouncements
          In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets (“SFAS No. 156”). This statement amended SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires companies to recognize a servicing asset or servicing liability initially at fair value each time they undertake an obligation to service a financial asset by entering into a servicing contract. The statement permits a company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing asset. This statement was effective as of the beginning of a company’s first fiscal year after September 15, 2006. The adoption of SFAS No. 156 did not have a material impact to the Company’s financial condition or statement of operations.
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

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company adopted FIN 48 on January 1, 2007. The total amount of uncertain tax benefits at December 31, 2008 was $150,000.
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
          In September 2006, the FASB ratified the consensus on EITF issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF No. 06-04”). EITF No. 06-04 requires recognition of a liability and related compensation costs for endorsement split dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. EITF No. 06-04 is effective as of a company’s first fiscal year after December 15, 2007, and should be applied as a change in accounting principle through a cumulative-effect adjustment to retained earnings or through retrospective application. The Company recorded a charge to retained earnings of $594,000 net of tax in the first quarter of 2008 and incurred expense in 2008 of approximately $212,000.
          In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB 108 addresses the diversity in quantifying financial statement misstatements and the potential to build up improper amounts on the balance sheet. The bulletin requires that both a balance sheet approach and an income statement approach should be used when quantifying and evaluating the materiality of a misstatement. It also contains guidance on correcting errors under this dual approach. It does not change the position in SAB No. 99 regarding qualitative considerations in assessing materiality of misstatements. SAB No. 108 was effective as of a company’s first fiscal year after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on the Company’s financial condition or statement of operations.
          In October, 2008, FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” The staff position addressed concerns among financial entities regarding assets trading in markets that were at one time active but have subsequently become inactive. Under FSP FAS 157-3, entities must take into account the facts and circumstances to determine whether the known trades in an inactive market are reflective of orderly transactions that are not forced liquidations or distressed sales. If an entity makes this determination, they can classify the assets as Level 3 of the fair value hierarchy and use an appropriate valuation approach relying to an extent on unobservable inputs, and thus following the appropriate disclosures associated with a recurring Level 3 asset. This FSP was effective upon issuance. FSP FAS 157-3 did not have a material effect on the Company’s financial position, and statement of operations.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It does not require any new fair value measurements but applies whenever other

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
          In January 2009, the FASB issued FSP Emerging Issues Task Force (“EITF”) 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF 99-20-1). This FSP amends the impairment (and related interest income measurement) guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interest and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) to achieve more consistent determination of whether an other-than-temporary impairment has occurred for debt securities classified as available-for-sale or held-to-maturity. FSP EITF 99-20-1 aligns itself more closely with the requirements of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as it no longer requires exclusive reliance on market participant assumptions regarding future cash flows. Instead, companies with securities that qualify under the requirement of EITF 99-20 are permitted to use management judgment regarding the probability of collecting all cash flows along with market participant data in making other-than-temporary impairment determinations. FSP EITF 99-20-1 is effective for the first interim or annual reporting period ending after December 15, 2008. The Company adopted FSP FAS EITF 99-20-1, as required, in the fourth quarter of 2008 with no material impact on its results of operations, financial position, and liquidity.
          In December 2008, the FASB issued FSP No. 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). The objective of this FSP is to provide financial statement users with more information on a transferor’s continuing involvement with transfers of financial assets and public companies’ involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 also requires disclosures by public companies that (a) sponsor a qualifying special-purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) service a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. FSP FAS 140-4 and FIN 46(R)-8 is effective for the first interim or annual reporting period ending after December 15, 2008. The Company adopted FSP FAS 140-4 and FIN 46(R)-8, as required, in the fourth quarter of 2008 with no material impact on its results of operations, financial position, and liquidity.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          In September 2008, the FASB issued FSP No. 133-1 and Financial Interpretation (“FIN”) 45-4, “Disclosures about Credit Derivatives and certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1 and FIN 45-4”). The intention of this FSP is to enhance disclosures about credit derivatives by requiring additional information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indebtedness to Others,” by requiring disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments, as well as disclosures about the current status of the payment/performance risk of a guarantee. FSP FAS 133-1 and FIN 45-4 clarifies the disclosures required by Statement 161 should be provided for any reporting period beginning after November 15, 2008. This FSP is effective for annual or interim reporting periods ending after November 15, 2008. The Company adopted FSP FAS 133-1 and FIN 45-4, as required, in the fourth quarter of 2008 with no material impact on its results of operations, financial position, and liquidity.
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

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
          In December 2008, Fidelity Bank signed a memorandum of understanding (“MOU”) with the GDBF and the Federal Deposit Insurance Corporation (the “FDIC”). The MOU, which relates primarily to the Bank’s asset quality and loan loss reserves, requires that the Bank submit plans and report to the GDBF and the FDIC regarding its loan portfolio and profit plans, among other matters. The MOU also requires that the Bank maintain its Tier 1 Leverage Capital ratio at not less than 8% and an overall well-capitalized position as defined in applicable FDIC rules and regulations during the life of the MOU. Additionally, the MOU requires that, prior to declaring or paying any cash dividends to the company, the Bank must obtain the prior written consent of the GDBF and the FDIC.
          The following table sets forth the capital requirements for the Bank under FDIC regulations and the Bank’s capital ratios at December 31, 2008 and 2007:

	FDIC Regulations			December 31,
	Adequately	Well
Capital Ratios	Capitalized	Capitalized		2008	2007
Leverage	4.00%	5.00	%(1)	9.97%	8.10%
Risk-Based Capital:
Tier 1	4.00	6.00		11.01	8.60
Total	8.00	10.00		12.92	10.29

(1)	8% required by memorandum of understanding
          The FRB, as the primary regulator of FSC, has established capital requirements as a function of its oversight of bank holding companies.
          The following table depicts FSC’s capital ratios at December 31, 2008 and 2007, in relation to the minimum capital ratios established by the regulations of the FRB (dollars in thousands):

	December 31, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Tier 1 Capital:
Actual	$173,303	11.10%	$132,637	8.43%
Minimum	63,018	4.00	62,954	4.00

Excess	$110,285	7.10%	$69,683	4.43%

Total Risk-Based Capital:
Actual	$213,406	13.67%	$181,567	11.54%
Minimum	126,037	8.00	125,909	8.00

Excess	$87,369	5.67%	$55,658	3.54%

Tier 1 Capital Leverage Ratio:
Actual		10.04%		7.93%
Minimum		4.00		4.00

Excess		6.04%		3.93%

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
          The Company’s only restricted core capital elements consist of $65.5 million in trust preferred securities issues and $1.3 million in other identifiable intangibles; therefore, the Rule has a minimal impact on our capital ratios, financial condition, or operating results. The trust preferred securities are eligible for our regulatory Tier 1 capital, with a limit of 25% of the sum of all core capital elements. All amounts exceeding the 25% limit are includable in our regulatory Tier 2 capital.
3. Investment Securities
          Investment securities at December 31, 2008 and 2007, are summarized as follows (dollars in thousands):

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities available-for-sale at December 31, 2008:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$9,830	$124	$—	$9,954
Municipal securities	15,222	52	(890)	14,384
Mortgage backed securities	101,547	2,864	—	104,411

Total	$126,599	$3,040	$(890)	$128,749

Securities held-to-maturity at December 31, 2008:
Mortgage backed securities	$24,793	$674	$—	$25,467

Securities available-for-sale at December 31, 2007:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,000	$7	$—	$5,007
Municipal securities	10,985	131	(66)	11,050
Mortgage backed securities	88,461	104	(1,473)	87,092

Total	$104,446	$242	$(1,539)	$103,149

Securities held-to-maturity at December 31, 2007:
Mortgage backed securities	$29,064	$10	$(347)	$28,727

          The Bank had a $5.0 million security called in both 2008 and 2007. A gross gain of $2,000 was recognized on the security called in 2007. Securities totaling $4.4 million were sold in 2008 of which $4.1 million were held-for-sale. Proceeds received were $5.4 million for a gross gain of $1.3 million. There were no sales of investment securities in 2007 and 2006. There were no investments held in trading accounts during 2008, 2007, or 2006.
          The following table depicts the amortized cost and estimated fair value of investment securities at December 31, 2008 and 2007.

	December 31, 2008		December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-Sale
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$9,830	$9,954	$5,000	$5,007
Municipal securities	15,222	14,384	10,985	11,050
Mortgage backed securities	101,547	104,411	88,461	87,092

Total	$126,599	$128,749	$104,446	$103,149

Held-to-Maturity
Mortgage backed securities	$24,793	$25,467	$29,064	$28,727

          The following table reflects the gross unrealized losses and fair values of investment securities with unrealized losses at December 31, 2008 and 2007, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss and temporarily impaired position (dollars in thousands):

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	12 Months or Less		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale at December 31, 2008
U.S. Government corporations and agencies	$—	$—	$—	$—
Municipal securities	11,218	890	—	—
Mortgage backed securities	—	—	—	—

Total	$11,218	$890	$—	$—

Held-to-Maturity at December 31, 2008
Mortgage backed securities	$—	$—	$—	$—

Available-for-Sale at December 31, 2007
U.S. Government corporations and agencies	$—	$—	$—	$—
Municipal securities	5,805	66	—	—
Mortgage backed securities	—	—	67,890	1,473

Total	$5,805	$66	$67,890	$1,473

Held-to-Maturity at December 31, 2007
Mortgage backed securities	$—	$—	$28,191	$347

          Declines in fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the financial conditions and near term prospects of the insurer, if applicable, (iv) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
          Certain individual investment securities were in a continuous unrealized loss position at December 31, 2008 and 2007, for 10 months and 37 months, respectively. However, all these investment securities at December 31, 2008, were municipal securities and the unrealized loss positions resulted not from credit quality issues, but from market interest rate increases over the interest rates prevalent at the time the securities were purchased, and are considered temporary. At December 31, 2008, the Company had unrealized losses of $890,000 related to 16 individual municipal securities purchased during 2008, all of which are general obligations of the municipalities. In determining other-than-temporary losses on municipal securities, management primarily considers the credit rating of the municipality itself as the primary source of repayment and secondarily the financial viability of the insurer of the obligation.
          Also, as of December 31, 2008, management had the ability and intent to hold the temporarily impaired securities for a period of time sufficient for a recovery of cost. Accordingly, as of December 31, 2008, management believes the impairments detailed in the table above are temporary and no impairment loss has been recognized in the Company’s Consolidated Statements of Income.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Investment securities with a carrying value aggregating approximately $150 million and $122 million at December 31, 2008 and 2007, respectively, were pledged as collateral for: (i) public deposits with pledged amounts totaling $76 million and $74 million, respectively; (ii) securities sold under overnight agreements to repurchase with pledged amounts totaling $54 million and $33 million, respectively; (iii) collateral for certain short-term and long-term fixed rate laddered maturity borrowings with pledged amounts totaling approximately zero and $14 million, respectively, (iv) collateral pledged for advances from the Federal Home Loan Bank of Atlanta, $19 million and zero, respectively, and (v) for other purposes required by law with pledged amounts totaling $755,000 and $829,000, respectively.
4. Loans
     Loans outstanding, by classification, are summarized as follows, net of deferred loan fees and expenses of $1.9 million and $1.0 million at December 31, 2008 and 2007, respectively (dollars in thousands):

	December 31,
	2008	2007
Commercial, financial and agricultural	$145,496	$116,560
Real estate-mortgage-commercial	202,516	189,881

Total commercial	348,012	306,441
Real estate-construction	245,153	282,056
Real estate-mortgage-residential	115,527	93,673
Consumer installment	679,330	706,188

Total loans	1,388,022	1,388,358
Less: Allowance for loan losses	(33,691)	(16,557)

Loans, net of allowance	$1,354,331	$1,371,801

     Loans held-for-sale at December 31, 2008 and 2007, totaled approximately $56 million and $64 million, respectively, of which $15 million and $38 million, respectively, were indirect automobile loans; and $40 million and $24 million were SBA loans at December 31, 2008 and 2007, respectively; and $1 million and $1 million, respectively, were residential mortgage loans. The Bank was servicing for others 19,855 and 21,330 indirect automobile loans on December 31, 2008 and 2007, respectively, totaling $238 million and $282 million, respectively. The Bank was also servicing 121 SBA loan sales or participations totaling $72 million at December 31, 2008, and 113 SBA loan sales or participations totaling $62 million at December 31, 2007.
     Approximately $64 million and $68 million in commercial loans secured by real estate; $49 million and $42 million in home equity lines of credit and second mortgage loans on residential real estate; and $35 million and $24 million in residential first mortgage real estate loans were pledged to the Federal Home Loan Bank of Atlanta (the “FHLB”) at December 31, 2008 and 2007, respectively, as collateral for borrowings. In addition, there were $1 million and $164,000 in multifamily first mortgage real estate loans pledged to the FHLB at December 31, 2008 and 2007, respectively. Approximately $218 million and $128 million in indirect automobile loans were pledged to the Federal Reserve Bank of Atlanta at December 31, 2008 and 2007, respectively, as collateral for potential Discount Window contingent borrowings.
     Loans in nonaccrual status totaled approximately $98 million, $14 million, and $5 million at December 31, 2008, 2007 and 2006, respectively. The average recorded investment in impaired loans during 2008, 2007, and 2006 was approximately $68 million, $13 million, and $4 million, respectively. If such impaired loans had

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
been on a full accrual basis, interest income on these loans would have been approximately $1.6 million, $188,000, and $133,000, in 2008, 2007, and 2006, respectively.
     Loans totaling approximately $17 million, and $8 million, were transferred to other real estate in 2008, and 2007, respectively.
     The Bank has loans outstanding to various executive officers, directors, and their related interests. Management believes that all of these loans were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other customers, and did not involve more than normal risks. The following is a summary of activity during 2008 for such loans (dollars in thousands):

Loan balances at January 1, 2008	$1,392
New loans	320
Less — Loan repayments	(103)

Loan balances at December 31, 2008	$1,609

     The following is a summary of activity in the allowance for loan losses (dollars in thousands):

	December 31,
	2008	2007	2006
Balance at beginning of year	$16,557	$14,213	$12,912
Provision for loan losses	36,550	8,500	3,600
Loans charged off	(20,575)	(7,517)	(3,689)
Recoveries on loans charged off	1,159	1,361	1,390

Balance at end of year	$33,691	$16,557	$14,213

     Impaired loans are summarized as follows at December 31, 2008 and 2007 (dollars in thousands):

	December 31,
	2008	2007
Impaired loans with related allowance for loan losses calculated under SFAS No. 114	$97,851	$17,591
Impaired loans with no related allowance for loan losses calculated under SFAS No. 114	16,993	11,544

Total impaired loans	$114,844	$29,135

Valuation allowance related to impaired loans	$9,940	$1,310

     The average impaired loans and interest income recognized are summarized below (dollars in thousands):

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended December 31,
	2008	2007	2006
Average impaired loans(1)	$68,531	$18,007	$24,958
Interest income recognized on impaired loans	$596	$1,845	$1,938
Cash basis interest recognized on impaired loans	$—	$—	$128

(1)	Average based on end of month outstandings
5. Other Real Estate
     There was no other real estate subject to a long-term first mortgage at December 31, 2008. There were write-downs totaling $2.4 million in 2008 and $85,000 in 2007 on other real estate owned recorded in other operating expenses. There were no write-downs on other real estate owned during 2006. There were proceeds from sales of approximately $7.6 million, $1.2 million, and $376,000 from other real estate owned by the Company in 2008, 2007, and 2006, respectively, resulting in net gains on sales of $197,000, $118,000 and $112,000 in 2008, 2007 and 2006, respectively.
     Real estate owned consisted of the following (dollars in thousands):

	December 31,
	2008	2007
Commercial	$837	$1,577
Residential	9,197	2,652
Lots	7,113	3,163

Gross other real estate	17,147	7,392
Valuation allowance	(2,084)	(85)

Total real estate owned	$15,063	$7,307

     Gains on sales and capitalized costs related to real estate owned are summarized below (dollars in thousands):

	For the Years Ended December 31,
	2008	2007	2006

Net gains on sales of real estate owned	$197	$118	$112

Capitalized costs of real estate owned	$821	$367	$—

6. Premises and Equipment
     Premises and equipment are summarized as follows (dollars in thousands):

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2008	2007

Land	$4,821	$5,051
Buildings and improvements	17,217	14,983
Furniture and equipment	16,865	16,650

	38,903	36,684
Less accumulated depreciation and amortization	(19,592)	(17,863)

Premises and equipment, net	$19,311	$18,821

7. Deposits
     Time deposits over $100,000 as of December 31, 2008 and 2007, were approximately $318 million and $285 million, respectively. Maturities for time deposits over $100,000 as of December 31, 2008, in excess of one year are as follows: $43 million in one to two years, $2 million in two to three years, and $3 million in three to five years. Related interest expense was $14 million, $16 million, and $12 million for the years ended December 2008, 2007, and 2006, respectively. Included in demand and money market deposits were NOW accounts totaling $94 million, $119 million, and $88 million at December 31, 2008, 2007, and 2006, respectively.
     Brokered deposits obtained through investment banking firms under master certificates totaled approximately $190 million, $137 million, and $132 million as of December 31, 2008, 2007, and 2006, respectively, and were included in other time deposits. Brokered deposits outstanding at December 31, 2008, were acquired in 2008, 2007 and 2005 and had original maturities of 9 to 60 months. Brokered deposits outstanding at December 31, 2007, were acquired in 2007, 2006 and 2005 and had original maturities of 12 to 60 months. The weighted average cost of brokered deposits at December 31, 2008, 2007, and 2006, was 4.27%, 5.02%, and 4.60%, respectively, and related interest expense totaled $7.4 million, $5.9 million, and $5.5 million during 2008, 2007, and 2006, respectively.
8. Short-Term Borrowings
     Short-term debt is summarized as follows (dollars in thousands):

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2008	2007
Unsecured overnight Federal funds purchased from commercial banks at an average rate of 3.85% at December 31, 2007	$—	$5,000

Overnight repurchase agreements primarily with commercial customers at an average rate of 1.78% and 1.53% at December 31, 2008 and 2007, respectively	52,517	23,954

FHLB collateralized borrowing with a fixed rate of 4.56% at December 31, 2007 and a maturity date of January 30, 2008	—	20,000

FHLB collateralized borrowing with a fixed rate of 4.58% at December 31, 2007 and a maturity date of February 19, 2008	—	15,000

FHLB collateralized borrowing with a fixed rate of 2.44% at December 31, 2008, and a maturity date of April 3, 2009	2,500	—

Fixed rate debt collateralized with mortgage backed securities with an interest rate of 3.90% maturing November 17, 2008	—	7,000

Fixed rate debt collateralized with mortgage backed securities with an interest rate of 3.71% maturing December 11, 2008	—	5,000

Other short-term borrowings	55,017	70,954

Total	$55,017	$75,954

     Short-term borrowings mature either overnight or on a remaining fixed maturity not to exceed one year. Overnight repurchase agreements consist primarily of balances in the transaction accounts of commercial customers swept nightly to an overnight investment account. All short-term repurchase agreements are collateralized with investment securities having a market value equal to or greater than, but approximating, the balance borrowed. Term fixed rate advances with the FHLB are collateralized with pledged qualifying real estate loans. A daily rate line of credit advance with the FHLB is a line collateralized with pledged qualifying real estate loans which may be increased or decreased daily and may be drawn on to the extent of available pledged collateral. It reprices daily and bears a rate comparable to that of overnight Federal funds. At December 31, 2008 and 2007, the Company had a collateralized line of credit with the FHLB, which required loans secured by real estate, investment securities or other acceptable collateral, to borrow up to a maximum of approximately $176 million and $169 million, respectively, subject to available qualifying pledged collateral. At December 31, 2008 and 2007, the Company had a contingent line of credit collateralized with consumer loans with the Federal Reserve Bank of Atlanta Discount Window. In addition, the Company had an unused term repurchase line available with another financial institution at December 31, 2008 and 2007, the borrowing amount is dependent upon the market value of securities available to transfer and the agreed upon Buyer’s Margin Amount, as defined in the repurchase line. The Company had securities with an aggregate market value of $650,000 and $9 million available under the repurchase line at December 31, 2008 and 2007, respectively. Finally, the Company had $37 million and $62 million, respectively, in total unsecured Federal funds lines available with various financial institutions as of December 31, 2008 and 2007. The weighted average rate on short-term borrowings outstanding at December 31, 2008, 2007, and 2006, was 1.81%, 3.44% and 4.10%, respectively.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Subordinated Debt and Other Long-Term Debt
     Subordinated Debt and Other Long-term Debt are summarized as follows (dollars in thousands):

	December 31,
	2008	2007

Subordinated Debt

Fixed rate 30-year capital pass-through securities with interest at 10.875%, payable semi-annually, redeemable in whole or part on or after March 8, 2010, at a declining redemption price ranging from 105.438% to 100%	$10,825	$10,825

Fixed rate 30-year trust preferred securities with interest at 11.045%, payable semi-annually, redeemable in whole or part on or after July 19, 2010, at a declining redemption price ranging from 105.523% to 100%	10,309	10,309

Floating rate 30-year capital securities with interest adjusted quarterly at three-month LIBOR plus 3.10%, with a rate at December 31, 2008 and 2007, of 4.57% and 7.96%, respectively, with interest payable quarterly, redeemable in whole or part on or after June 26, 2008, at a redemption price of 100%	15,464	15,464

Floating rate 30-year capital securities with interest adjusted quarterly at three-month LIBOR plus 1.89%, with a rate at December 31, 2008 and 2007, of 3.76% and 6.88%, respectively, with interest payable quarterly, redeemable in whole or part on or after March 17, 2010, at a redemption price of 100%	10,310	10,310

Floating rate 30-year capital securities with interest fixed at 6.62% until September 15, 2012, when the interest rate will become variable and adjusted quarterly at three-month LIBOR plus 1.40%, with interest payable quarterly, redeemable in whole or part on or after September 15, 2012, at a redemption price of 100%	20,619	20,619

Subordinated debt	67,527	67,527

Long-Term Debt

FHLB three year European Convertible Advance with interest at 4.06% maturing November 5, 2010, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of one year	25,000	25,000

FHLB four year Fixed Rate Advance with interest at 3.2875% maturing March 12, 2012	5,000	—

FHLB five year European Convertible Advance with interest at 2.395% maturing March 12, 2013, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of two years	5,000	—

FHLB five year European Convertible Advance with interest at 2.79% maturing March 12, 2013, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of three years	5,000	—

FHLB four year Fixed Rate Credit Advance with interest at 3.24% maturing April 2, 2012	2,500	—

FHLB five year European Convertible Advance with interest at 2.40% maturing April 3, 2013, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of two years	2,500	—

FHLB two year Fixed Rate Credit Advance with interest at 2.64% maturing April 5, 2010	2,500	—

Long-term debt	47,500	25,000

Total subordinated debt and long-term debt	$115,027	$92,527

     FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Subordinated debt and other long-term debt note maturities as of December 31, 2008, are summarized as follows (dollars in thousands):

Amount
2010	$27,500
2011	—
2012	7,500
2013	12,500
2014	—
Thereafter	67,527

Total	$115,027

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
     The only assets of the Trust Subsidiaries are subordinated debentures of the Company, which were purchased with the proceeds from the issuance of the common and preferred securities. FNCCTI and FidNCTI have fixed interest rates of 10.875% and 11.045%, respectively, while FSSTI and FSSTII have current interest rates of 4.57% and 3.76%, respectively, and reprice quarterly at interest rates set at 3.10% and 1.89%, respectively, over three-month LIBOR. FSSTIII currently has a fixed rate of 6.62% until September 15, 2012 when it will be repriced quarterly at 1.40% over three-month LIBOR. The Company makes semi-annual interest payments on the subordinated debentures to FNCCTI and FidNCTI and quarterly interest payments to FSSTI, FSSTII, and FSSTIII which use these payments to pay dividends on the common and preferred securities. The trust preferred securities are eligible for regulatory Tier 1 capital, with a limit of 25% of the sum of all core capital elements. All amounts exceeding the 25% limit are includable in regulatory Tier 2 capital in the aggregate amount of 50% of the sum of all core capital elements (see Note 2 — “Regulatory Matters”).

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          In November 2005, the Company entered into a $25 million 5-year FHLB European Convertible Advance collateralized with pledged qualifying real estate loans and maturing November 3, 2010, with interest at 4.38%, with a one-time FHLB conversion option at the end of the second year. Under the provisions of the advance, the FHLB converted the advance into a three-month LIBOR-based floating rate advance effective November 5, 2007, at which time the Company terminated the agreement without penalty. To replace this borrowing, on November 5, 2007, the Company entered into a $25 million three year FHLB European Convertible Advance collateralized with pledged qualifying real estate loans and maturing November 5, 2010. The advance bears interest at 4.06% with a one time FHLB conversion option in November, 2008 which was not exercised. Under the provisions of the advance, the FHLB had the option to convert the advance into a three-month LIBOR based floating rate advance.
          In March of 2008, the Bank purchased approximately $20.0 million in fixed rate agency mortgage backed securities which were funded with $20.0 million in laddered two year through five year maturity long-term Federal Home Loan Bank advances. In April 2008, the Bank purchased $10 million in fixed rate agency mortgage backed securities which were funded with $10 million in laddered one year through five year Federal Home Loan Bank advances. The associated long-term advances are discussed below.
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
          On March 12, 2008, the Company entered into a $5.0 million two year FHLB Bermudan convertible advance collateralized with pledged qualifying real estate loans and maturing March 12, 2010. The FHLB exercised its option on June 12, 2008 to convert the interest rate from a fixed rate to a variable rate based on three-month LIBOR. As a result of the conversion the Bank elected to prepay the advance on the conversion date.
          On March 12, 2008, the Company entered into a $5.0 million five year FHLB European convertible advance collateralized with pledged qualifying real estate loans and maturing March 12, 2013. The advance had an interest rate of 2.395% at December 31, 2008. The FHLB has the one time option on March 12, 2010 to convert the interest rate from a fixed rate to a variable rate based on three-month LIBOR plus a spread charged by the FHLB to its members for an adjustable rate credit advance with the same remaining maturity.
          On March 12, 2008, the Company entered into a $5.0 million five year FHLB European convertible advance collateralized with pledged qualifying real estate loans and maturing March 12, 2013. The advance had an interest rate of 2.79% at December 31, 2008. The FHLB has the one time option on March 14, 2011 to convert the interest rate from a fixed rate to a variable rate based on three-month LIBOR plus a spread charged by the FHLB to its members for an adjustable rate credit advance with the same remaining maturity.
          On April 3, 2008, the Company entered into a $2.5 million five year FHLB European convertible advance collateralized with pledged qualifying real estate loans and maturing April 3, 2013. The advance had an interest rate of 2.40% at December 31, 2008. The FHLB has the one time option on April 5, 2010 to convert the interest rate from a fixed rate to a variable rate based on three-month LIBOR plus a spread charged by the FHLB to its members for an adjustable rate credit advance with the same remaining maturity.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          On April 1, 2008, the Company entered into a $2.5 million four year FHLB Fixed Rate advance collateralized with pledged qualifying real estate loans and maturing April 2, 2012. The advance had an interest rate of 3.24% at December 31, 2008.
          On April 4, 2008, the Company entered into a $2.5 million two year FHLB Fixed Rate advance collateralized with pledged qualifying real estate loans and maturing April 5, 2010. The advance had an interest rate of 2.64% at December 31, 2008.
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
          There was no indebtedness to directors, executive officers, or principal holders of equity securities in excess of 5% of shareholders’ equity at December 31, 2008 or 2007.
10. Income Tax
          Income tax expense (benefit) attributable to pretax income consists of (dollars in thousands):

	Current	Deferred	Total
Year ended December 31, 2008:
Federal	$(996)	$(6,108)	$(7,104)
State	14	(2,009)	(1,995)

	$(982)	$(8,117)	$(9,099)

Year ended December 31, 2007:
Federal	$4,546	$(1,923)	$2,623
State	52	(321)	(269)

	$4,598	$(2,244)	$2,354

Year ended December 31, 2006:
Federal	$5,378	$(953)	$4,425
State	365	(104)	261

	$5,743	$(1,057)	$4,686

          Income tax expense differed from amounts computed by applying the statutory U.S. Federal income tax rate to pretax income as a result of the following (dollars in thousands):

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2008	%	2007	%	2006	%

Taxes at statutory rate	$(7,254)	(34.0)%	$3,056	34.0%	$5,120	34.0%
Increase (reduction) in income taxes resulting from:
State income tax expense, net of Federal income (benefit) tax	(1,371)	(6.4)	(177)	(2.0)	173	1.2
Cash surrender value of life insurance	(345)	(1.6)	(376)	(4.2)	(387)	(2.6)
Tax exempt income	(324)	(1.5)	(325)	(3.6)	(192)	(1.3)
Other, net	195	.8	176	2.0	(28)	(.2)

Income tax (benefit) expense	$(9,099)	(42.7)%	$2,354	26.2%	$4,686	31.1%

          The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007, are presented below (dollars in thousands):

	December 31,
	2008		2007
	Assets	Liabilities	Assets	Liabilities
Allowance for loan losses	$12,789	$—	$6,183	$—
Accelerated depreciation	—	707	—	691
Deferred loan fees, net	—	53	—	11
Deferred compensation	849	—	566	—
Other real estate	1,821	—	465	—
Visa settlement and indemnification	—	—	215	—
State tax carryforward	627	—	104	—
Unrealized holding gains and losses on securities available-for-sale	—	817	493	—
Other	595	340	336	67

	$16,681	$1,917	$8,362	$769

          There is no valuation allowance provided at December 31, 2008 and 2007 for any of the deferred tax assets based on management’s belief that all deferred tax asset benefits will be realized.
Uncertain Tax Positions
          The Company is subject to the possibility of a tax audit in numerous jurisdictions in the U.S. until the applicable expiration of the statutes of limitations. For Federal and state purposes, the Company is no longer subject to tax examinations by tax authorities for tax years before 2005.
          Effective January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes.” See “Recent Accounting Pronouncements” for additional information. The reconciliation of our gross unrecognized tax benefits is as follows:

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2008	2007
Beginning balance	$189,000	$198,000
Gross increases to tax positions in prior periods	117,000	—
Gross decreases to tax positions in prior periods	(35,000)	—
Gross increases to current period tax positions	—	—
Reductions due to expiration of statute of limitations	(75,000)	(9,000)

Ending Balance	$196,000	$189,000

          Unrecognized tax benefits related to federal and state tax positions may decrease by a range of $38,000 to $129,000 by December 31, 2009 due to tax years closing during 2009. The Company accrued approximately $46,000 and $70,000, for the payment of interest at December 31, 2008 and 2007, respectively. For financial accounting purposes, interest and penalties accrued, if any, are classified as other expense. The amount of unrecognized tax benefits at December 31, 2008 that if recognized would impact the Company’s effective tax rate is $150,000.
11. Employee Benefits
          The Company maintains a 401(k) defined contribution retirement savings plan (the “Plan”) for employees age 21 or older. Employees’ contributions to the Plan are voluntary. The Company matches 50% of the first 6% of participants’ contributions in Fidelity Southern Corporation common stock. For the years ended December 31, 2008, 2007, and 2006, the Company contributed $429,409, $362,927, and $333,423 respectively, net of forfeitures, to the Plan.
          The Company’s 1997 Stock Option Plan authorized the grant of options to management personnel for up to 500,000 shares of the Company’s common stock. All options granted have three to eight year terms and vest ratably over three to five years of continued employment. No options may be or were granted after March 31, 2007, under this plan.
          The Fidelity Southern Corporation Equity Incentive Plan (the “2006 Incentive Plan”), permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other incentive awards (“Incentive Awards”). The maximum number of shares of our common stock that may be issued under the 2006 Incentive Plan is 750,000 shares, all of which may be stock options. Generally, no award shall be exercisable or become vested or payable more than 10 years after the date of grant. Options granted under the 2006 Incentive Plan have four year terms and vest ratably over three years of continued employment. There were 362,000 options granted during 2008 under the 2007 Incentive Plan and a total of 4,167 incentive shares have been awarded to numerous individuals based on longevity. During 2008, the Company accrued $54,000 related to incentive share awards to be distributed in 2009. Incentive awards available under the 2006 Incentive Plan totaled 323,166 shares at December 31, 2008.
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

	2008	2007	2006

Risk-free rate	3.27%	4.88%	4.60%
Expected term of the options (in years)	4	3	3
Expected forfeiture	15.00%	15.00%	—%
Expected dividends	.14	1.93	1.52
Expected volatility	28.53	15.48	22.23
          A summary of option activity under the plan as of December 31, 2008, and changes during the year then ended is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of share	Exercise	Contractual	Intrinsic
	options	Price	Term	Value

Outstanding at January 1, 2008	178,905	$18.10
Granted	362,000	4.60
Exercised	—	—
Forfeited	23,831	12.78

Outstanding at December 31, 2008	517,074	$8.89	3.85	$—

Exercisable at December 31, 2008	71,331	$17.49	2.37	$—

          The weighted-average grant-date fair value of share options granted during the years 2008, 2007 and 2006 was $.93, $2.62 and $3.40, per share, respectively. The aggregate intrinsic value of share options exercised during the years ended December 31, 2007, and 2006 was $119,000, and $282,000, respectively. There were no options exercised during the year ended December 31, 2008. Cash received from option exercise for the years ended December 31, 2007 and 2006 was $161,000, and $198,000, respectively. There were no tax benefits realized from option expenses during the years ended December 31, 2008, 2007 and 2006.
          A summary of the status of the Company’s nonvested share options as of December 31, 2008, and changes during the year then ended is presented below:

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighted
		Average
	Number of	Grant-Date
	share options	Fair Value

Nonvested at January 1, 2008	161,643	$2.81
Granted	362,000	.93
Vested	55,903	2.83
Forfeited	21,997	1.85

Nonvested at December 31, 2008	445,743	$1.33

          As of December 31, 2008, there was $353,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. The cost is expected to be recognized over a weighted average period of 1.98 years. The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $158,000, $49,000, and $44,000, respectively. The Company has a policy of issuing shares from the Company’s authorized and unissued shares to satisfy share option exercises and expects to issue an insignificant amount of shares for share option exercises during 2009.
12. Commitments and Contingencies
          The approximate future minimum rental commitment as of December 31, 2008, for all noncancellable leases with initial or remaining terms of one year or more are shown in the following table (dollars in thousands):

Amount

2009	$2,550
2010	2,504
2011	2,149
2012	1,013
2013	918
Thereafter	571

Total	$9,705

          Rental expense for all leases amounted to approximately $2,637,000, $2,483,000, and $2,303,000 in 2008, 2007, and 2006, respectively, net of sublease revenues of $2,000 in 2008 and 2007. There were no sublease revenues in 2006.
          Due to the nature of their activities, the Company and its subsidiaries are at times engaged in various legal proceedings that arise in the normal course of business, some of which were outstanding at December 31, 2008. While it is difficult to predict or determine the outcome of these proceedings, it is the opinion of management and its counsel that the ultimate liabilities, if any, will not have a material adverse impact on the Company’s consolidated results of operations or its financial position.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          The Federal Reserve Board requires that banks maintain cash on hand and reserves in the form of average deposit balances at the Federal Reserve Bank based on the Bank’s average deposits. At December 31, 2008, the available credits exceeded the reserve requirement and only minimal balances were maintained to provide a positive reserve balance.
          In 2007, the Company recorded a charge of $567,000 pretax for its proportional share of a settlement of the Visa litigation with American Express, a reserve for the lawsuit between Visa and Discover Financial Services, and the incremental liability for certain other Visa litigation under our indemnification obligation as a Visa member bank. In 2008, this accrual was reversed after the successful public offering of Visa stock. As of December 31, 2008 the Company had a $152,000 pretax charge recorded for its proportional share of additional litigation expense related to its Visa indemnification obligation.
13. Shareholders’ Equity
          Generally, dividends that may be paid by the Bank to FSC are subject to certain regulatory limitations. In particular, under Georgia banking law applicable to Georgia state chartered commercial banks such as the Bank, the approval of the GDBF will be required if the total of all dividends declared in any calendar year by the Bank exceeds 50% of the Bank’s net profits for the prior year or if certain other provisions relating to classified assets and capital adequacy are not met. Based on this rule, at December 31, 2008 and 2007, the Bank could pay approximately zero and $4 million in dividends for 2009 and 2008, respectively, without GDBF regulatory approval. In December 2008, Fidelity Bank signed a memorandum of understanding (“MOU”) with the GDBF and the Federal Deposit Insurance Corporation (the “FDIC”). The MOU, which relates primarily to the Bank’s asset quality and loan loss reserves, requires that the Bank submit plans and report to the GDBF and the FDIC regarding its loan portfolio and profit plans, among other matters. The MOU also requires that the Bank maintain its Tier 1 Leverage Capital ratio at not less than 8% and an overall well-capitalized position as defined in applicable FDIC rules and regulations during the life of the MOU. Additionally, the MOU requires that, prior to declaring or paying any cash dividends to the Company, the Bank must obtain the prior written consent of the GDBF and the FDIC. At December 31, 2008 and 2007, the Bank’s total shareholders’ equity was approximately $177 million and $136 million, respectively. In 2008 and 2007, FSC invested $52 million and $5 million, respectively in the Bank in the form of capital infusions.
          On December 19, 2008, as part of the Treasury’s Capital Purchase Program, Fidelity entered into a Letter Agreement (“Letter Agreement”) and a Securities Purchase Agreement — Standard Terms with the Treasury, pursuant to which Fidelity agreed to issue and sell, and the Treasury agreed to purchase (1) 48,200 shares (the “Preferred Shares”) of Fidelity’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and (2) a ten-year warrant (the “Warrant”) to purchase up to 2,266,458 shares of the Company’s common stock, no par value (“Common Stock”), at an exercise price of $3.19 per share, for an aggregate purchase price of $48.2 million in cash. The Preferred Shares qualify as Tier I capital under risk-based capital guidelines and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The Preferred Shares may be redeemed after December 19, 2011 at the stated amount of $1,000 per share plus any accrued and unpaid dividends. The Preferred Shares are non-voting except for class voting rights on matters that would adversely affect the rights of the holders of the Preferred Shares.
          Pursuant to the terms of the Letter Agreement, the ability of Fidelity to declare or pay dividends or distributions its common stock is subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share ($0.01) declared on the common stock prior to December 19, 2008, as adjusted for subsequent stock dividends and other similar actions. In addition, as long as the Preferred

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Shares are outstanding, dividend payments are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. This restriction will terminate on the third anniversary of the date of issuance of the Preferred Shares or, if earlier, the date on which the Preferred Shares have been redeemed in whole or the Treasury has transferred all of the Preferred Shares to third parties.
          Also, under current Federal regulations, the Bank is limited in the amount it may loan to its nonbank affiliates, including FSC. As of December 31, 2008 and 2007, there were no loans outstanding from the Bank to FSC.
          Earnings per share were calculated as follows:

	For the Years Ended December 31,
	2008	2007	2006

Net income	$(12,236)	$6,634	$10,374
Less dividends on preferred stock	(106)	—	—

Net income available to shareholders	$(12,342)	$6,634	$10,374

Average common shares outstanding	9,431	9,331	9,268
Effect of stock dividends	94	94	93

Average common shares outstanding — basic	9,525	9,425	9,361

Dilutive stock options and warrants	—	14	11

Average common shares outstanding — dilutive	9,525	9,439	9,372

Earnings per share — basic	$(1.30)	$.70	$1.11
Earnings per share — dilutive	$(1.30)	$.70	$1.11
          In November 2008, the Company issued a stock dividend equal to one share for every 200 shares owned as of the record date. In January of 2009, the Company issued a stock dividend equal to one share for every 200 shares owned as of the record date. Basic and diluted earnings per share for prior years have been retroactively adjusted to reflect these stock dividends as shown below:

	2007	2006
Basic EPS, previously reported	$.71	$1.12
Effect of stock dividend	(.01)	(.01)

Restated basic EPS	$.70	$1.11

Dilutive EPS, previously reported	$.71	$1.12
Effect of stock dividend	(.01)	(.01)

Restated dilutive EPS	$.70	$1.11

14. Components of Other Comprehensive Income (Loss)
          SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive (loss) income. Comprehensive (loss) income includes net income and other comprehensive (loss) income,

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
          The amounts of other comprehensive (loss) income included in equity with the related tax effect and the accumulated other comprehensive (loss) income are reflected in the following schedule (dollars in thousands):

			Accumulated
		Tax	Other
	Gain/(Loss)	(Expense)	Comprehensive
	Before Tax	/Benefit	Income/(Loss)
January 1, 2006			$(1,434)

Unrealized market adjustments for the period	$(251)	$95	(156)
Less adjustment for net gains included in income	—	—	—

December 31, 2006	$(251)	$95	(1,590)

Unrealized market adjustments for the period	$1,268	$(481)	787
Less adjustment for net gains included in income	2	(1)	1

December 31, 2007	$1,266	$(480)	(804)

Unrealized market adjustments for the period	$3,493	$(1,327)	2,166
Less adjustment for net gains included in income	47	(18)	29

December 31, 2008	$3,446	$(1,309)	$1,333

15. Fair Value of Financial Instruments
          Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” for financial assets and financial liabilities with the exception of the application to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis (such as other real estate) in accordance with FAS 157-2. SFAS No. 157 establishes a common definition of fair value and framework for measuring fair value under U.S. GAAP. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:
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

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements at December 31, 2008
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical	Observable Inputs	Unobservable Inputs
	Total	Securities Level 1	Level 2	Level 3

Available-for-sale securities	$128,749	$—	$128,749	$—

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
          The following table presents the assets that are measured at fair value on a non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial position at December 31, 2008 (dollars in thousands).

	Fair Value Measurements at December 31, 2008
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical	Observable Inputs	Unobservable Inputs
	Total	Securities Level 1	Level 2	Level 3

SBA loans held for sale	$39,873	$—	$—	$39,873
Impaired loans	97,851	—	—	97,851

	$137,724	$—	$—	$137,724

          Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy. Collateral may include real estate, or business assets including equipment, inventory and accounts receivable. The value of real estate collateral is determined based on an appraisal by qualified licensed appraisers hired by the Company. The value of business equipment is based on an appraiser hired by the Company. The value of business equipments is based on an appraisal by qualified licensed appraisers hired by the Company if significant, or the equipment’s net book value on the business’ financial statements. Inventory and accounts receivable collateral are valued based on independent field examiner review or aging reports. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business. Impaired loans are evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          SBA loans held-for-sale are valued based on observable current market prices or, if quoted market prices are not available, on quoted market prices of comparable instruments. In instances when significant valuation assumptions are not readily observable in the market, instruments are valued based on the best available data in order to approximate fair value. This data may be internally-developed and considers risk premiums that a market participant would require.
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

	December 31,
	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial Instruments (Assets):
Cash and due from banks	$68,841	$68,841	$23,442	$23,442
Federal funds sold	23,184	23,184	6,605	6,605
Investment securities available-for-sale	128,749	128,749	103,149	103,149
Investment securities held-to-maturity	24,793	25,467	29,064	28,727
Investment in FHLB stock	5,282	5,282	5,665	5,665
Total loans	1,443,862	1,456,135	1,452,013	1,466,016

Total financial instruments (assets)	1,694,711	$1,707,658	1,619,938	$1,633,604

Non-financial instruments (assets)	68,402		66,546

Total assets	$1,763,113		$1,686,484

Financial Instruments (Liabilities):
Noninterest-bearing demand deposits	$138,634	$138,634	$131,597	$131,597
Interest-bearing deposits	1,305,048	1,314,211	1,274,028	1,276,535

Total deposits	1,443,682	1,452,845	1,405,625	1,408,132
Short-term borrowings	55,017	55,032	75,954	75,930
Subordinated debt	67,527	48,069	67,527	65,343
Other long-term debt	47,500	46,252	25,000	24,728

Total financial instruments (liabilities)	1,613,726	$1,602,198	1,574,106	$1,574,133

Non-financial instruments (liabilities and shareholders’ equity)	149,387		112,378

Total liabilities and shareholders’ equity	$1,763,113		$1,686,484

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
          For off-balance sheet instruments, fair values are based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing for loan commitments and letters of credit. Fees related to these instruments were immaterial at December 31, 2008 and 2007, and the carrying amounts represent a reasonable approximation of their fair values. Loan commitments, letters and lines of credit, and similar obligations typically have variable interest rates and clauses that deny funding if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the foregoing schedule.
          This presentation excludes certain financial instruments and all nonfinancial instruments. The disclosures also do not include certain intangible assets, such as customer relationships, deposit base intangibles, and goodwill. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.
16. Financial Instruments With Off-Balance Sheet Risk
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
          Financial instruments with off-balance sheet risk at December 31, 2008, are summarized as follows (dollars in thousands):
Financial Instruments Whose Contract Amounts Represent Credit Risk:

December 31,
2008

Loan commitments:
Commercial real estate, construction and land development	$80,414
Commercial	55,997
SBA	5,013
Home equity	47,728
Mortgage loans	3,534
Lines of credit	1,725
Standby letters of credit and bankers acceptances	8,413
Federal funds line	—

Total loan commitments	$202,824

17. Other Assets, Other Liabilities and Other Operating Expenses
          Other assets and other liabilities at December 31, 2008 and 2007, consisted of the following (dollars in thousands):

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2008	2007

Other Assets
Receivables and prepaids	$5,326	$2,234
Deferred tax assets, net	14,764	7,593
Common stock of trust preferred securities subsidiaries	2,027	2,027
Investment in Georgia tax credits	1,454	1,657
Florida bank charter	1,289	1,289
Servicing assets	3,043	2,485
Other	3,856	3,624

Total	$31,759	$20,909

Other Liabilities
Payables and accrued expenses	$1,614	$2,869
Other	4,131	2,786

Total	$5,745	$5,655

          Other expenses for the years ended December 31, 2008, 2007, and 2006, consisted of the following (dollars in thousands):

	Years Ended December 31,
	2008	2007	2006
Other Operating Expenses
Employee expenses	$720	$1,338	$1,146
ATM, check card fees	545	522	486
Regulatory fees and assessments	1,350	545	486
Cost of operation of other real estate	3,286	105	—
Visa litigation expense	(415)	567	—
Other operating expenses	3,327	3,994	2,943

Total	$8,813	$7,071	$5,061

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
18. Condensed Financial Information of Fidelity Southern Corporation (Parent Company Only)
Condensed Balance Sheets

	December 31,
	2008	2007
	(Dollars in thousands)
Assets:
Cash	$14,488	$18,890
Land	189	419
Investment in bank subsidiary	177,209	135,705
Investments in and amounts due from nonbank subsidiaries	2,210	2,389
Subordinated loans to subsidiaries	10,000	10,000
Other assets	1,094	1,059

Total assets	$205,190	$168,462

Liabilities:
Long-term debt	$67,527	$67,527
Other liabilities	1,059	972

Total liabilities	68,586	68,499
Shareholders’ Equity:
Preferred stock	43,813	—
Common stock	51,886	46,164
Accumulated other comprehensive gain (loss), net of tax	1,333	(804)
Retained earnings	39,572	54,603

Total shareholders’ equity	136,604	99,963

Total liabilities and shareholders’ equity	$205,190	$168,462

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Statements of Income

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Interest Income:
Deposits in bank	$295	$449	$367
Subordinated loan to bank	659	853	831

Total interest income	954	1,302	1,198
Interest Expense — Long-term debt	5,267	4,928	4,361

Net Interest Expense	(4,313)	(3,626)	(3,163)
Noninterest Income:
Lease income	140	120	120
Dividends from subsidiaries	2,460	3,990	3,640
Management fees	664	687	469
Other	448	161	138

Total noninterest income	3,712	4,958	4,367
Noninterest Expense	662	684	650

(Loss) income before income taxes and equity in undistributed income of subsidiaries	(1,263)	648	554
Income tax benefit	(1,414)	1,270	1,173

Income before equity in undistributed income of subsidiaries	151	1,918	1,727
Equity in undistributed income of subsidiaries	(12,387)	4,716	8,647

Net (Loss) Income	$(12,236)	$6,634	$10,374

Condensed Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Operating Activities:
Net (loss) income	$(12,236)	$6,634	$10,374
Equity in undistributed income of subsidiaries	12,387	(4,716)	(8,647)
Gain on sale of land	(291)	—	—
Proceeds from sale of land	521	—	—
(Increase) decrease in other assets	(35)	(153)	1,225
Increase (decrease) in other liabilities	7	45	(22)

Net cash flows provided by operating activities	353	1,810	2,930
Investing Activities:
Net increase in loans to and investment in subsidiaries	(52,000)	(5,619)	(6,000)

Net cash flows used in investing activities	(52,000)	(5,619)	(6,000)
Financing Activities:
Issuance of preferred stock	48,200	—	—
Issuance of subordinated debt	—	20,619	—
Issuance of Common Stock	828	1,204	624
Dividends paid	(1,783)	(3,357)	(2,964)

Net cash flows provided by (used in) financing activities	47,245	18,466	(2,340)

Net (decrease) increase in cash	(4,402)	14,657	(5,410)
Cash, beginning of year	18,890	4,233	9,643

Cash, end of year	$14,488	$18,890	$4,233

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.
          None
Item 9A. Controls and Procedures
REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
          Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.
          Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
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
Changes in Internal Control over Financial Reporting
          There has been no change in Fidelity’s internal control over financial reporting during the three months ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, Fidelity’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Fidelity Southern Corporation
We have audited Fidelity Southern Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Fidelity Southern Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Fidelity Southern Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fidelity Southern Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 12, 2009, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Atlanta, Georgia
March 12, 2009

Item 9B. Other Information
          None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
          The information required by Item 10 is incorporated herein by reference to the information that appears under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “ Code of Ethics,” and “Meetings and Committees of the Board of Directors,” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders (“Proxy Statement”). Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of Fidelity is included in Item 1 of this Annual Report on Form 10-K.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)	Documents filed as part of this Report
(1)	Financial Statements

(2)	Financial Statement Schedules All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and the Notes thereto in Item 8 above.

(3)	Exhibits The exhibits filed herewith or incorporated by reference to exhibits previously filed with the SEC are set forth in Item 15(b)
(b)	Exhibits
The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K.

Exhibit No.	Name of Exhibit

3(a)	Amended and Restated Articles of Incorporation of Fidelity Southern Corporation, as amended effective December 16, 2008

3(b)	By-Laws of Fidelity Southern Corporation, as amended (incorporated by reference from Exhibit 3(b) to Fidelity Southern Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

4	See Exhibits 3(a) and 3(b) for provisions of the Amended and Restated Articles of Incorporation, as amended, and By-laws, which define the rights of the shareholders.

10(a)	Fidelity Southern Corporation Defined Contribution Master Plan and Trust Agreement and related Adoption Agreement, as amended (incorporated by reference from Exhibit 10(a) to Fidelity Southern Corporation’s Registration Statement on Form 10, Commission File No. 0-22374)

10 (b)#	Amended and Restated Supplemental Deferred Compensation Plan (incorporated by reference from Exhibit 10.7 to Fidelity Southern Corporation’s Form 8-K filed January 25, 2006)

10(c)#	Fidelity Southern Corporation 1997 Stock Option Plan (incorporated by reference from Exhibit A to Fidelity Southern Corporation’s Proxy Statement, dated April 21, 1997, for the 1997 Annual Meeting of Shareholders)

10(d)#	Fidelity Southern Corporation Equity Incentive Plan dated April 27, 2006, (incorporated by reference from Exhibit 10.1 to Fidelity Southern Corporation’s Form 8-K filed May 3, 2006)

10(e)#	Forms of Stock Option Agreements for the Fidelity Southern Corporation Equity Incentive Plan dated April 27, 2006 (incorporated by reference from Exhibit 10.1 to Fidelity Southern Corporation’s Form 8-K filed January 18, 2007)

10(f)#	Employment Agreement among Fidelity, the Bank and James B. Miller, Jr., dated as of January 18, 2007 (incorporated by reference from Exhibit 10.1 to Fidelity Southern Corporation’s Form 8-K filed January 22, 2007)

Exhibit No.	Name of Exhibit

10(g)#	Employment Agreement among Fidelity, the Bank and H. Palmer Proctor, Jr., dated as of January 18, 2007 (incorporated by reference from Exhibit 10.2 to Fidelity Southern Corporation’s Form 8-K filed January 22, 2007)

10(h)#	Executive Continuity Agreement among Fidelity, the Bank and James B. Miller, Jr., dated as of January 19, 2006 (incorporated by reference from Exhibit 10.3 to Fidelity Southern Corporation’s Form 8-K filed January 25, 2006)

10(i)#	Executive Continuity Agreement among Fidelity, the Bank and H. Palmer Proctor, Jr., dated as of January 19, 2006 (incorporated by reference from Exhibit 10.4 to Fidelity Southern Corporation’s Form 8-K filed January 25, 2006)

10(j)#	Executive Continuity Agreement among Fidelity, the Bank and Stephen H. Brolly dated as of May 22, 2006

10(k)#	Executive Continuity Agreement among Fidelity, the Bank and David Buchanan dated as of January 19, 2006 (incorporated by reference from Exhibit 10.6 to Fidelity Southern Corporation’s Form 8-K filed January 25, 2006)

10(l)#	Form of 2009 Incentive Compensation Plan among Fidelity, the Bank and James B. Miller, Jr., H. Palmer Proctor, Jr., Stephen H. Brolly and David Buchanan dated as of January 22, 2009 (incorporated by reference from Exhibit 10.1 to Fidelity Southern Corporation’s Form 8-K filed January 26, 2009)

10(m)	Director Compensation Arrangements (incorporated by reference for Exhibit 10(j) to Fidelity Southern Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005)

10(n)	Warrant to Purchase up to 2,266,458 shares of Common Stock, dated December 19, 2008 (incorporated by reference from Exhibit 4.1 to Fidelity Southern Corporation’s Form 8-K filed December 19, 2008)

10(o)	Letter Agreement, dated December 19, 2008, including Securities Purchase Agreement — Standard Terms, incorporated by reference therein, between the Company and the United States Department of the Treasury (incorporated by reference from Exhibit 10.1 to Fidelity Southern Corporation’s Form 8-K filed December 19, 2008)

10(p)	Form of Senior Executive Officer Agreement (incorporated by reference from Exhibit 10.1 to Fidelity Southern Corporation’s Form 8-K filed December 19, 2008)

13	Annual Report to Shareholders

21	Subsidiaries of Fidelity Southern Corporation

23	Consent of Ernst & Young LLP

24	Powers of Attorney (included on signature page hereto)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Name of Exhibit

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Indicates director and management contracts or compensatory plans or arrangements.
(c)	Financial Statement Schedules.
See Item 15 (a) (2) above.
SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Fidelity Southern Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fidelity Southern Corporation
By:	/s/ James B. Miller, Jr.
James B. Miller, Jr.
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

By:	/s/ Stephen H. Brolly
Stephen H. Brolly
Chief Financial Officer (Principal Financial and Accounting Officer)

March 13, 2009

POWER OF ATTORNEY AND SIGNATURES
          Know all men by these presents, that each person whose signature appears below constitutes and appoints James B. Miller, Jr. and Stephen H. Brolly, or either of them, as attorney-in-fact, with each having the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Fidelity Southern Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James B. Miller, Jr. James B. Miller, Jr.	Chairman of the Board and Director (Principal Executive Officer)	March 13, 2009

/s/ Stephen H. Brolly	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2009

Stephen H. Brolly

/s/ David R. Bockel	Director	March 13, 2009

Major General (Ret) David R. Bockel

/s/ Edward G. Bowen, M.D.	Director	March 13, 2009

Edward G. Bowen, M.D.

/s/ Dr. Donald A. Harp, Jr.	Director	March 13, 2009

Dr. Donald A. Harp, Jr.

/s/ Kevin S. King	Director	March 13, 2009

Kevin S. King

/s/ James H. Miller III	Director	March 13, 2009

James H. Miller III

/s/ H. Palmer Proctor, Jr.	Director	March 13, 2009

H. Palmer Proctor, Jr.

/s/ Robert J. Rutland	Director	March 13, 2009

Robert J. Rutland

/s/ W. Clyde Shepherd III	Director	March 13, 2009

W. Clyde Shepherd III

/s/ Rankin M. Smith, Jr.	Director	March 13, 2009

Rankin M. Smith, Jr.

EXHIBIT INDEX

Exhibit
No.	Name of Exhibit

3(a)	Amended and Restated Articles of Incorporation of Fidelity Southern Corporation, as amended effective December 16, 2008

10(j)	Executive Continuity Agreement among Fidelity, the Bank and Stephen H. Brolly dated as of May 22, 2006

13	Annual Report to Shareholders

21	Subsidiaries of Fidelity Southern Corporation

23	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.