Form 10-Q
period 2009-03-31
FIDELITY SOUTHERN CORP
filed 2009-05-08
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 30, 2009

Common Stock, no par value	9,797,776

FIDELITY SOUTHERN CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
(Dollars in thousands)	2009	2008
Assets
Cash and due from banks	$66,840	$58,988
Interest-bearing deposits with banks	2,313	9,853
Federal funds sold	10,525	23,184

Cash and cash equivalents	79,678	92,025
Investment securities available-for-sale (amortized cost of $249,027 and $126,599 at March 31, 2009, and December 31, 2008, respectively)	252,875	128,749
Investment securities held-to-maturity (approximate fair value of $24,500 and $25,467 at March 31, 2009, and December 31, 2008, respectively)	23,715	24,793
Investment in FHLB stock	6,767	5,282
Loans held-for-sale (loans at fair value: $55,691 at March 31, 2009; $0 at December 31, 2009)	107,204	55,840
Loans	1,336,141	1,388,022
Allowance for loan losses	(35,503)	(33,691)

Loans, net of allowance for loan losses	1,300,638	1,354,331
Premises and equipment, net	18,961	19,311
Other real estate	16,474	15,063
Accrued interest receivable	7,910	8,092
Bank owned life insurance	28,143	27,868
Other assets	32,958	31,759

Total assets	$1,875,323	$1,763,113

Liabilities
Deposits:
Noninterest-bearing demand deposits	$141,802	$138,634
Interest-bearing deposits:
Demand and money market	220,137	208,723
Savings	264,669	199,465
Time deposits, $100,000 and over	308,411	317,540
Other time deposits	596,113	579,320

Total deposits	1,531,132	1,443,682
Other short-term borrowings	52,047	55,017
Subordinated debt	67,527	67,527
Other long-term debt	77,500	47,500
Accrued interest payable	6,330	7,038
Other liabilities	6,799	5,745

Total liabilities	1,741,335	1,626,509

Shareholders’ Equity
Preferred stock, no par value. Authorized 10,000,000; 48,200 shares issued and outstanding.	44,034	43,813
Common stock, no par value. Authorized 50,000,000; issued and outstanding 9,752,696 and 9,658,089 at March 31, 2009, and December 31, 2008, respectively	52,197	51,886
Accumulated other comprehensive income, net of taxes	2,385	1,333
Retained earnings	35,372	39,572

Total shareholders’ equity	133,988	136,604

Total liabilities and shareholders’ equity	$1,875,323	$1,763,113

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
(Dollars in thousands except per share data)	2009	2008
Interest income
Loans, including fees	$21,211	$25,715
Investment securities	2,091	1,716
Federal funds sold and bank deposits	30	42

Total interest income	23,332	27,473

Interest expense
Deposits	10,485	13,319
Short-term borrowings	190	747
Subordinated debt	1,203	1,408
Other long-term debt	459	285

Total interest expense	12,337	15,759

Net interest income	10,995	11,714
Provision for loan losses	9,600	4,600

Net interest income after provision for loan losses	1,395	7,114

Noninterest income
Service charges on deposit accounts	1,023	1,163
Other fees and charges	471	464
Mortgage banking activities	3,608	70
Indirect lending activities	1,144	1,586
SBA lending activities	178	414
Securities gains	—	1,264
Bank owned life insurance	298	303
Other	93	413

Total noninterest income	6,815	5,677

Noninterest expense
Salaries and employee benefits	7,892	6,909
Furniture and equipment	655	777
Net occupancy	1,079	1,039
Communication	350	388
Professional and other services	1,073	907
Advertising and promotion	232	156
Stationery, printing and supplies	126	179
Insurance	82	102
Other	2,531	930

Total noninterest expense	14,020	11,387

(Loss) Income before income tax expense	(5,810)	1,404
Income tax (benefit) expense	(2,434)	295

Net (loss) income	(3,376)	1,109
Preferred stock dividends	(823)	—

Net (loss) income available to common equity	$(4,199)	$1,109

Earnings per share:
Basic (loss) earnings per share	$(.43)	$.12

Diluted (loss) earnings per share	$(.43)	$.12

Dividends declared per share	$—	$.09

Weighted average common shares outstanding-basic	9,748,264	9,517,259

Weighted average common shares outstanding-fully diluted	9,748,264	9,517,259

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008
Operating Activities
Net (loss) income	$(3,376)	$1,109
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	9,600	4,600
Depreciation and amortization of premises and equipment	494	539
Other amortization	79	148
Reserve for impairment of other real estate	523	—
Share-based compensation	72	31
Proceeds from sales of loans	83,393	64,868
Proceeds from sales of other real estate	2,418	270
Loans originated for resale	(133,778)	(58,657)
Gain on loan sales	(979)	(650)
Gain on sales of investment securities	—	(1,264)
Loss (gain) on sales of other real estate	43	(38)
Increase in cash value of bank owned life insurance	(275)	(258)
Net decrease (increase) in deferred income taxes	1,824	(337)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	182	877
Other assets	(3,796)	(306)
Accrued interest payable	(708)	310
Other liabilities	827	(92)

Net cash (used in) provided by operating activities	(43,457)	11,150

Investing Activities
Purchases of investment securities available-for-sale	(127,622)	(21,998)
Purchases of investment in FHLB stock	(1,485)	(1,642)
Proceeds received from sale of investment securities available-for-sale	—	2,057
Maturities and calls of investment securities held-to-maturity	1,081	1,089
Maturities and calls of investment securities available-for-sale	5,240	8,082
Redemption of investment in FHLB stock	—	675
Net decrease (increase) in loans	39,765	(32,336)
Capital improvements to other real estate	(67)	(263)
Purchases of premises and equipment	(144)	(957)

Net cash used in investing activities	(83,232)	(45,293)

Financing Activities
Net increase (decrease) in transactional accounts	79,786	(29,575)
Net increase in time deposits	7,664	26,444
Proceeds of issuance of other long-term debt	30,000	20,000
Net (decrease) increase in short-term borrowings	(2,970)	30,394
Proceeds from the issuance of common stock	238	105
Dividends paid	(1)	(843)
Preferred stock dividends paid	(375)	—

Net cash provided by financing activities	114,342	46,525

Net (decrease) increase in cash and cash equivalents	(12,347)	12,382

Cash and cash equivalents, beginning of period	92,025	30,047

Cash and cash equivalents, end of period	$79,678	$42,429

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$13,046	$15,449

Income taxes	$3,321	$—

Non-cash transfers to other real estate	$4,328	$861

Accrued but unpaid dividend on preferred stock	$308	$—

Accretion on U.S. Treasury preferred stock	$221	$—

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2009
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
     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods covered by the statements of operations. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of mortgage loans held-for-sale, the calculations of and the amortization of capitalized servicing rights, the valuation of net deferred income taxes and the valuation of real estate or other assets acquired in connection with foreclosures or in satisfaction of loans. In addition, the actual lives of certain amortizable assets and income items are estimates subject to change. The Company principally operates in one business segment, which is community banking.
     In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. All such adjustments are normal recurring accruals. Certain previously reported amounts have been reclassified to conform to current presentation. These reclassifications had no impact on previously reported net income, or shareholders’ equity or cash flows. The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Other than as discussed in Note 7, there were no new accounting policies or changes to existing policies adopted in the first three months of 2009, which had a significant effect on the results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.
     Operating results for the three month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and Annual Report to Shareholders for the year ended December 31, 2008.
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
     The FRB, FDIC, and GDBF have established capital adequacy requirements as a function of their oversight of bank holding companies and state chartered banks. Each bank holding company and each bank must maintain certain minimum capital ratios. At March 31, 2009, and December 31, 2008, the Company exceeded all capital ratios required by the FRB, FDIC, and GDBF to be considered well capitalized. In addition, the Bank’s Tier 1 leverage ratio of 9.27% exceeded the 8% minimum required by a memorandum of understanding executed in 2008 between the Bank and the FDIC and GDBF.
     Earnings per share were calculated as follows:

	For the Quarter Ended March 31,
	2009	2008
Net (loss) income	$(3,376)	$1,109
Less dividends on preferred stock	(823)	—

Net (loss) income available to shareholders’	$(4,199)	$1,109

Average common shares outstanding	9,651	9,376
Effect of stock dividends	97	141

Average common shares outstanding — basic	9,748	9,517

Dilutive stock options and warrants	—	—

Average common shares outstanding — dilutive	9,748	9,517

(Loss) earnings per share — basic	$(.43)	$.12
(Loss) earnings per share — dilutive	$(.43)	$.12
3. Contingencies
     Due to the nature of their activities, the Company and its subsidiaries are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of March 31, 2009. While it is difficult to predict or determine the outcome of these proceedings, it is the opinion of management, after consultation with its legal counsel, that the ultimate liabilities, if any, will not have a material adverse impact on the Company’s consolidated results of operations, financial position or cash flows.
4. Comprehensive Income (Loss)
     Comprehensive income (loss) includes net income and other comprehensive income (loss), related to unrealized gains and losses on investment securities classified as available-for-sale. All other comprehensive income (loss) items are tax effected at a rate of 38% for each period.

     During the first quarter of 2009, other comprehensive income net of tax was $1.1 million. Other comprehensive income, net of tax, was $522,000 for the comparable period in 2008. Comprehensive loss for the first quarter of 2009 was $2.3 million, compared to comprehensive income of $2.4 million for the same period in 2008.
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
     The Fidelity Southern Corporation Equity Incentive Plan (the “2006 Incentive Plan”), permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other incentive awards (“Incentive Awards”). The maximum number of shares of the Company’s common stock that may be issued under the 2006 Incentive Plan is 750,000 shares, all of which may be stock options. Generally, no award shall be exercisable or become vested or payable more than 10 years after the date of grant. Options granted under the 2006 Incentive Plan have four year terms and become fully exercisable at the end of three years of continued employment. Incentive awards available under the 2006 Incentive Plan totaled 324,166 shares at March 31, 2009.
     A summary of option activity as of March 31, 2009, and changes during the three month period then ended is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of share	Exercise	Contractual	Intrinsic
	options	Price	Terms	Value
Outstanding at January 1, 2009	517,074	$8.89
Granted	—	—
Exercised	—	—
Forfeited	3,834	18.55

Outstanding at March 31, 2009	513,240	$8.82	3.60 years	$—

Exercisable at March 31, 2009	112,802	$17.93	2.02 years	$—

     Share-based compensation expense was not significant for the three month period ended March 31, 2009.

6. Other Long-Term Debt
     Other Long-term Debt is summarized as follows (dollars in thousands):

	March 31,	December 31,
	2009	2008
FHLB three year European Convertible Advance with interest at 4.06% maturing November 5, 2010, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of one year.	$25,000	$25,000

FHLB four year Fixed Rate Advance with interest at 3.2875% maturing March 12, 2012.	5,000	5,000

FHLB five year European Convertible Advance with interest at 2.395% maturing March 12, 2013, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of two years.	5,000	5,000

FHLB five year European Convertible Advance with interest at 2.79% maturing March 12, 2013, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of three years.	5,000	5,000

FHLB four year Fixed Rate Credit Advance with interest at 3.24% maturing April 2, 2012.	2,500	2,500

FHLB five year European Convertible Advance with interest at 2.40% maturing April 3, 2013, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of two years.	2,500	2,500

FHLB two year Fixed Rate Credit Advance with interest at 2.64% maturing April 5, 2010.	2,500	2,500

FHLB four year Fixed Rate Credit Advance with interest at 2.90% maturing March 11, 2013.	15,000	—

FHLB three year Fixed Rate Credit Advance with interest at 2.56% maturing April 13, 2012.	15,000	—

	$77,500	$47,500

     In March of 2009, the Bank entered into a leveraged purchase transaction to generate additional marginal net interest income to offset the cost of dividends associated with the preferred stock sold in the fourth quarter of 2008. The Bank purchased approximately $128 million in FNMA and GNMA mortgage backed securities in February and March of 2009. The securities purchase was partially funded with two $15 million long-term fixed rate FHLB advances as shown in the table above.
7. Fair Value Election and Measurement
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
     In certain circumstances, fair value enables a company to more accurately align its financial performance with the economic value of hedged assets. Fair value enables a company to mitigate the non-economic earnings volatility caused from financial assets and financial liabilities being carried at different bases of accounting, as well as to more accurately portray the active and dynamic management of a company’s balance sheet.
     In accordance with SFAS No. 159, the Company has elected to record newly originated mortgage loans held-for-sale at fair value. The following is a description of mortgage loans held-for-sale as of March 31, 2009 for which fair value has been elected, including the specific reasons for electing fair value and the strategies for managing these assets on a fair value basis.
Loans and Loans Held-for-Sale
     In the first quarter of 2009, the Company began recording at fair value certain newly-originated mortgage loans held-for-sale. The Company chose to fair value these mortgage loans held-for-sale in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value. Specifically, origination fees and costs, which had been appropriately deferred under SFAS No. 91 and recognized as part of the gain/loss on sale of the loan, are now recognized in earnings at the time of origination. For the quarter ended March 31, 2009, approximately $457,000 of loan origination fees were recognized in noninterest income and approximately $63,000 of loan origination costs were recognized in noninterest expense due to this fair value election. Interest income on mortgage loans held-for-sale is recorded on an accrual basis in the consolidated statement of operations under the heading “Interest income — loans, including fees.” The servicing value is included in the fair value of the loan and initially recognized at the time the Company enters into Interest Rate Lock Commitments (“IRLCs”) with borrowers. The mark to market adjustments related to loans held-for-sale and the associated economic hedges are captured in mortgage banking activities.
Valuation Methodologies and Fair Value Hierarchy
     The primary financial instruments that the Company carries at fair value include investment securities, IRLCs, derivative instruments, and loans held-for-sale. Classification in the fair value hierarchy of financial instruments is based on the criteria set forth in SFAS No. 157.

     Beginning in the first quarter of 2009, the Company classified IRLCs on residential mortgage loans held-for-sale, which are derivatives under SFAS No. 133, on a gross basis within other liabilities or other assets. The fair value of these commitments, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on the Company’s historical data and reflect the Company’s best estimate of the likelihood that a commitment will ultimately result in a closed loan. As a result of the adoption of SAB No. 109, the loan servicing value was also included in the fair value of IRLCs.
     Derivative instruments are primarily transacted in the secondary mortgage market and priced with observable market assumptions at a mid-market valuation point, with appropriate valuation adjustments for liquidity and credit risk. For purposes of valuation adjustments to its derivative positions under SFAS No. 157, the Company has evaluated liquidity premiums that may be demanded by market participants, as well as the credit risk of its counterparties and its own credit. To date, no material losses due to a counterparty’s inability to pay any net uncollateralized position has been incurred.
     The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumptions used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument. Because mortgage loans held-for-sale are sold within a few weeks of origination, it is unlikely to demonstrate any of the credit weaknesses discussed above and as a result, there were no credit related adjustments to fair value at March 31, 2009.
     The following tables present financial assets measured at fair value at March 31, 2009 and 2008 on a recurring basis and the change in fair value for those specific financial instruments in which fair value has been elected. The changes in the fair value of economic hedges were also recorded in mortgage banking activities and are designed to partially offset the change in fair value of the financial instruments referenced in the tables below.

					Fair Value Gain (Loss) for
					the Quarter Ended March
		Fair Value Measurements at March 31, 2009			31, 2009 for Items
		Quoted Prices			Measured at Fair Value
		in Active	Significant	Significant	Pursuant to Election of the
		Markets for	Other	Unobservable	Fair Value Option
		Identical Assets	Observable	Inputs	Mortgage Banking
(Dollars in thousands)	Total	(Level 1)	Inputs (Level 2)	(Level 3)	Activities
Securities available-for-sale	$252,875	$—	$252,875	$—	$—
Mortgage loans held-for-sale	55,691	—	55,691	—	852
Other Assets(1)	1,389	—	—	1,389	—
Other Liabilities(1)	614	—	—	614	—

(1)    This amount includes interest rate lock commitments and derivative financial instruments entered into by the mortgage line of business to hedge its interest rate risk. Interest rate lock commitments were recorded on a gross basis.

		Fair Value Measurements at March 31, 2008
		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Other	Unobservable
		Securities	Observable	Inputs
(Dollars in thousands)	Total	(Level 1)	Inputs (Level 2)	(Level 3)
Securities available-for-sale	$118,386	$—	$118,386	$—

     The fair value of mortgage loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies these loans as Level 2.
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
     The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) during the quarter ended March 31, 2009 (dollars in thousands).

	Other Assets(1)	Other Liabilities(1)
Beginning Balance January 1, 2009	$—	$—

Total gains (losses) included in earnings	1,268	(467)
Total gains (losses) included in other comprehensive income	—	—
Purchases, issuances and settlements, net	—	—

Ending Balance March 31, 2009	$1,268	$(467)

(1)	Includes interest rate lock commitments and derivative financial instruments entered into by the mortgage line of business to hedge its interest rate risk.
     The following tables present the assets that are measured at fair value on a non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial position at March 31, 2009 and 2008 (dollars in thousands).

	Fair Value Measurements at March 31, 2009
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs	Valuation
	Total	Securities Level 1	Inputs Level 2	Level 3	Allowance
SBA loans held-for-sale	$16,033	$—	$—	$16,033	$(188)
Impaired loans	60,629	—	—	60,629	—
ORE	16,474	—	—	16,474	(2,505)

	Fair Value Measurements at March 31, 2008
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs	Valuation
	Total	Securities Level 1	Inputs Level 2	Level 3	Allowance
Impaired loans	$24,974	$—	$—	$24,974	$—
ORE	8,200	—	—	8,200	(85)
     Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy. Collateral may include real estate or business assets, including equipment, inventory and accounts receivable. The value of real estate collateral is determined based on an appraisal by qualified licensed appraisers hired by the Company. If significant, the value of business equipment is based on an appraisal by qualified licensed appraisers hired by the Company otherwise, the equipment’s net book value on the business’ financial statements is the basis for the value of business equipment. Inventory and accounts receivable collateral are valued based on independent field examiner review or aging reports. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business. Impaired loans are evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.
     Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.
     The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held-for-sale for which the fair value option has been elected. The table also includes the difference between aggregate fair value and the aggregate unpaid principal balance of loans that are 90 days or more past due, as well as loans in nonaccrual status.

		Aggregate Unpaid	Fair value over/
	Aggregate Fair Value	Principal Balance Under	(under) unpaid
(Dollars in thousands)	March 31, 2009	FVO March 31, 2009	principal
Loans held-for-sale	$55,691	$55,300	$391
Past due loans of 90+days	—	—	—
Nonaccrual loans	—	—	—
8. Other Real Estate
     Other real estate (“ORE”) consisted of the following (dollars in thousands):

	March 31,	December 31,
	2009	2008
Commercial	$1,260	$837
Residential homes	10,605	9,197
Residential lots	7,113	7,113

Gross other real estate	18,978	17,147
Valuation allowance	(2,504)	(2,084)

Total other real estate	$16,474	$15,063

     Capitalized costs represent disbursements made to complete construction or development of foreclosed property and are added to the cost of the ORE found on the Consolidated Balance Sheets to the extent realizable. Net (losses) gains on sales are included in Other Income in the Consolidated Statements of Operations.

Expensed costs are disbursements made for the maintenance or repair of properties held in ORE. Capitalized costs, net gains on sales, and expensed costs related to ORE are summarized below (dollars in thousands):

	For the Three Months Ended
	March 31,
	2009	2008
Capitalized costs of other real estate	$67	$263

Net (losses) gains on sales of other real estate	$(43)	$38

Provision for ORE losses	$523	$—
Other ORE related expense	226	138

Total ORE related expense	$749	$138

9. Derivative Financial Instruments
     The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. The risk management program includes the use of forward contracts and other derivatives that are recorded in the financial statements at fair value and are used to offset changes in value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts to economically hedge risks associated with overall price risk related to IRLCs and mortgage loans held-for-sale carried at fair value under SFAS No. 159. Fair value changes occur as a result of interest rate movements as well as changes in the value of the associated servicing. Derivative instruments used include forward sale commitments. All derivatives are carried at fair value in the Consolidated Balance Sheets in other assets or other liabilities. The gains and losses associated with these instruments are recorded in the Consolidated Statements of Operations in noninterest income.
     The Company’s risk management derivatives are based on underlying risks primarily related to interest rates and forward sales commitments. Forwards are contracts for the delayed delivery or net settlement of an underlying, such as a mortgage loan, in which the seller agrees to deliver on a specified future date, either a specified instrument at a specified price or yield or the net cash equivalent of an underlying. These hedges are used to preserve the Company’s position relative to future sales of loans to third parties in an effort to minimize the volatility of the expected gain on sale from changes in interest rate and the associated pricing changes.

Credit and Market Risk Associated with Derivatives
     Derivatives expose the Company to credit risk. If the counterparty fails to perform, the credit risk at that time would be equal to the net derivative asset position, if any, for that counterparty. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high quality counterparties that are reviewed periodically by the Company’s Risk Management area.
     The Company’s derivative positions as of March 31, 2009 were as follows:

Contract or
Notional
(Dollars in thousands)	Amount
Forward rate commitments	$141,801
Interest rate lock commitments	98,015

Total derivatives contracts	$239,816

10. Recent Accounting Pronouncements
     In September 2006, the FASB ratified the consensus on EITF issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF No. 06-04”). EITF No. 06-04 requires recognition of a liability and related compensation costs for endorsement split dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. The Company adopted EITF No. 06-04 effective January 1, 2008. As a result, the Company recorded a charge to retained earnings of $594,000, net of tax in the first quarter of 2008 and incurred expenses in 2008 of approximately $212,000.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It does not require any new fair value measurements but applies whenever other accounting pronouncements require or permit fair value measurements. The statement was effective as of the beginning of a company’s first fiscal year after November 15, 2007, and interim periods within that fiscal year. The Company adopted this statement effective January 1, 2008. There was no material impact on the Company’s financial condition and statement of operations as a result of the adoption of this statement. In September of 2008, the FASB and the SEC issued joint guidance on SFAS No. 157 to provide clarification for preparers and auditors regarding the appropriate use of internal assumptions when market quotes are based on disorderly market sales.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value in an effort to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement was effective as of the beginning of a Company’s first fiscal year after November 15, 2007. The Company adopted this statement effective January 1, 2008 and, with the exception of its first quarter 2009 election to fair value newly originated mortgage loans held-for-sale, has not elected the fair value option on any financial assets or liabilities. There was no material impact on the Company’s financial condition and statement of operations as a result of the adoption of this statement.

     In January 2009, the FASB issued FSP Emerging Issues Task Force (“EITF”) 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF 99-20-1”). This FSP amends the impairment (and related interest income measurement) guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interest and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) to achieve more consistent determination of whether an other-than-temporary impairment has occurred for debt securities classified as available-for-sale or held-to-maturity. FSP EITF 99-20-1 aligns itself more closely with the requirements of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as it no longer requires exclusive reliance on market participant assumptions regarding future cash flows. Instead, companies with securities that qualify under the requirement of EITF 99-20 are permitted to use management judgment regarding the probability of collecting all cash flows along with market participant data in making other-than-temporary impairment determinations. FSP EITF 99-20-1 is effective for the first interim or annual reporting period ending after December 15, 2008. The Company adopted FSP FAS EITF 99-20-1, as required, in the fourth quarter of 2008 with no material impact on its results of operations, financial position, and liquidity.
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
     In September 2008, the FASB issued FSP No. 133-1 and Financial Interpretation (“FIN”) 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1 and FIN 45-4”). The intention of this FSP is to enhance disclosures about credit derivatives by requiring additional information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indebtedness to Others,” by requiring disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments, as well as disclosures about the current status of the payment/performance risk of a guarantee. FSP FAS 133-1 and FIN 45-4 clarify the disclosures required by Statement 161 should be provided for any reporting period beginning after November 15, 2008. This FSP is effective for annual or interim reporting periods ending after November 15, 2008. The Company adopted FSP FAS 133-1 and FIN 45-4, as required, in the fourth quarter of 2008 with no material impact on its results of operations, financial position, and liquidity.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” (“SFAS No. 161”). This statement requires an entity to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for under SFAS 133, accounting for derivative instruments and hedging activities and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is intended to enhance the current disclosure framework in SFAS 133, by requiring the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company adopted SFAS No. 161 on January 1, 2009. There was no material impact on the Company’s financial condition and statement of operations as a result of the adoption of this statement.

     On November 5, 2007 the SEC issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB No. 109”) effective for fiscal quarters beginning after December 15, 2007. This statement requires that the expected net future cash flows related to servicing of a loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The Company adopted SAB No. 109 effective January 1, 2008. The adoption of SAB No. 109 generally has resulted in higher fair values being recorded upon initial recognition of derivative interest rate lock commitments.
     On April 9, 2009, the FASB issued FSP No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1 and APB No. 28-1”). This statement amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as annual financial statements. The issuance is effective for interim reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP No. 107-1 and APB No. 28-1 to have a material impact on the Company’s financial condition and statement of operations.
     On April 9, 2009, the FASB issued FSP No. 115-2 and FSP No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. 115-2 and FSP No. 124-2”). This statement incorporates the other-than-temporary impairment guidance from SEC Staff Accounting Bulletin (“SAB”) Topic 5M, “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and expands it to address the unique features of debt securities and clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired. The issuance is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP No. 115-2 and FSP No. 124-2 to have a material impact on the Company’s financial condition and statement of operations.
     On April 9, 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. 157-4”). This statement provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased and emphasizes that even if there has been a significant decrease in volume, the objective of a fair value measurement remains the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The issuance is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP No. 157-4 to have a material impact on the Company’s financial condition and statement of operations.
11. Subsequent Event
     In April 2009, the Company approved the distribution of a stock dividend on May 12, 2009 of one share for every 200 shares owned on the record date of May 1, 2009. The stock dividend has been given retroactive effect in the accompanying financial statements.
Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
     The following analysis reviews important factors affecting our financial condition at March 31, 2009, compared to December 31, 2008, and compares the results of operations for the first quarters of 2009 and 2008. These comments should be read in conjunction with our consolidated financial statements and accompanying notes appearing in this report and the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2008. All percentage and dollar variances noted in the following analysis are calculated from the balances presented in the accompanying financial statements.
Forward-Looking Statements
     This report on Form 10-Q may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations relating to present or future trends or factors generally affecting the banking industry and specifically affecting our operations, markets and products. Without limiting the foregoing, the words “believes”, “expects”, “anticipates”, “estimates”, “projects”, “intends”, and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon assumptions we believe are reasonable and may relate to, among other things, the deteriorating economy and its impact on operating results and credit quality, the adequacy of the allowance for loan losses, changes in interest rates, and litigation results. These forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those projected for many reasons, including without limitation, changing events and trends that have influenced our assumptions. These trends and events include (1) real estate values in the Atlanta, Georgia, metropolitan area and in eastern and northern Florida markets; (2) general business and economic conditions; (3) conditions in the financial markets and economic conditions generally and the impact of recent efforts to address difficult market and economic conditions; (4) our liquidity and sources of liquidity; (5) the terms of the U.S. Treasury Department’s (the “Treasury”) equity investment in us; (6) the limitations on executive compensation imposed through our participation in the TARP Capital Purchase Program; (7) a deteriorating economy and its impact on operations and credit quality; (8) the ability of the Treasury to unilaterally amend any provision of the purchase agreement we entered into as part of the TARP Capital Purchase Program; (9) unique risks associated with our construction and land development loans; (10) our ability to raise capital; (11) the impact of a recession on our consumer loan portfolio and its potential impact on our commercial portfolio; (12) economic conditions in Atlanta, Georgia; (13) our ability to maintain and service relationships with automobile dealers and indirect automobile loan purchasers and our ability to profitably manage changes in our indirect automobile lending operations; (14) the accuracy and completeness of information from customers and our counterparties; (15) changes in the interest rate environment and their impact on our net interest margin; (16) difficulties in maintaining quality loan growth; (17) less favorable than anticipated changes in the national and local business environment, particularly in regard to the housing market in general and residential construction and new home sales in particular; (18) the impact of and adverse changes in the governmental regulatory requirements affecting us; (19) the effectiveness of our controls and procedures; (20) our ability to and retain skilled people; (21) greater competitive pressures among financial institutions in our market; (22) changes in political, legislative and economic conditions; (23) inflation; (24) greater loan losses than historic levels and an insufficient allowance for loan losses; (25) failure to achieve the revenue increases expected to result from our investments in our growth strategies, including our branch additions and in our transaction deposit and lending businesses; (26) the volatility and limited trading of our common stock; and (27) the impact of dilution on our common stock.
     This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included herein and are not intended to represent a complete list of all risks and uncertainties in our business. Investors are encouraged to read the related section in our 2008 Annual Report on Form 10-K, including the “Risk Factors” set forth therein. Additional information and other factors that could affect future financial results are included in our filings with the Securities and Exchange Commission.
Critical Accounting Policies
     Our accounting and reporting policies are in accordance with U.S. generally accepted accounting principles and conform to general practices within the financial services industry. Our financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies, or conditions significantly different from certain assumptions, could result in material changes in our consolidated financial position or consolidated results of operations. Critical accounting and reporting policies include those related to the allowance for loan losses, fair value of mortgage loans held-for-sale, the capitalization of servicing assets and liabilities and the related amortization, loan related revenue recognition, and income taxes. Our accounting policies are fundamental to understanding our consolidated financial position and consolidated results of operations. Significant accounting policies have been periodically discussed and reviewed with and approved by the Board of Directors.
     Our critical accounting policies that are highly dependent on estimates, assumptions and judgment are substantially unchanged from the descriptions included in the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008.
Results of Operations
Earnings
     For the first quarter of 2009, the Company recorded a net loss of $3.4 million compared to net income of $1.1 million for the first quarter of 2008. Net loss available for common equity was $4.2 million for the quarter ended March 31, 2009. Basic and diluted (loss) earnings per share for the first quarter of 2009 and 2008 were $(.43) and $.12, respectively. The decrease in net income for the first quarter of 2009 when compared to the same period in 2008 was primarily due to a $5.0 million increase in the provision for loan losses to $9.6 million. The increase in the provision for loan losses was due to increased nonperforming assets and loan charge-offs caused by the continued recession and slow housing market.
     The Company benefited in the first quarter of 2008 from a pretax gain of $1,252,000 on the mandatory redemption of 29,267 shares of Visa, Inc. common stock upon Visa’s successful initial public offering. In addition, the Company reversed a pretax $567,000 litigation expense accrual recorded in the fourth quarter of 2007 to recognize the Company’s proportional share of Visa litigation settlements and litigation reserves.
Net Interest Income
     Net interest income decreased $719,000 or 6.1% in the first quarter of 2009 to $11.0 million compared to $11.7 million for the same period in 2008 resulting primarily from a decrease in loan interest income due to lower interest rates on loans, and an increase in nonperforming assets.
     The average balance of interest-earning assets increased by $43.2 million or 2.7% to $1.660 billion for the first quarter of 2009, when compared to the same period in 2008. The yield on interest-earning assets for the first quarter of 2009 was 5.73%, a decrease of 113 basis points when compared to the yield on interest-earning assets for the same period in 2008. The average balance of loans outstanding for the first quarter of 2009 decreased $22.6 million or 1.5% to $1.449 billion when compared to the same period in 2008. In addition to the negative impact of the recession on lending activity, prior to receiving $48.2 million in TARP capital, management actively worked to constrain lending in an effort to preserve capital. The yield on average loans outstanding for the period decreased 110 basis points to 5.94% when compared to the same period in 2008 as a result of a 299 basis point decrease in the average prime lending rate and the effects of an increase in the level of nonperforming loans from $37.0 million at March 31, 2008 to $123.5 million at March 31, 2009.
     The average balance of interest-bearing liabilities increased $24.9 million or 1.7% to $1.485 billion for the first quarter of 2009 and the rate on this average balance decreased 96 basis points to 3.37% when compared to the same period in 2008. The 96 basis point decrease in the cost of interest-bearing liabilities was lower than the 113 basis point decrease in the yield on interest earning assets, resulting in a 17 basis point decrease in net interest spread. Net interest margin decreased 23 basis points to 2.71% for the first quarter of 2009 compared to 2.94% for the same period in 2008. The Bank manages its net interest spread and net interest margin based primarily on its loan and deposit pricing. To maintain its deposit market share and to assist in liquidity management, during 2009 as compared to 2008, the Bank did not decrease its deposit pricing as much as it lowered its loan rates, which fluctuates with the change in the prime interest rate.
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
     The allowance for loan losses for the homogenous pools is allocated to loan types based on historical net charge-off rates adjusted for any current or anticipated changes in these trends. The specific allowance for individually reviewed nonperforming loans and loans having greater than normal risk characteristics is based on a specific loan impairment analysis.
     In determining the appropriate level for the allowance, management ensures that the overall allowance appropriately reflects a margin for the imprecision inherent in most estimates of the range of probable credit losses. This additional amount, if any, is reflected in the overall allowance. Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio at March 31, 2009 (see “Asset Quality”).
     The provision for loan losses for the first three months of 2009 was $9.6 million compared to $4.6 million for the same period in 2008. The allowance for loan losses as a percentage of loans at March 31, 2009, was 2.66% compared to 2.43% at December 31, 2008, and to 1.34% at March 31, 2008. The increase in the provision in the first three months of 2009 as compared to the same period in 2008 and the increase in the allowance as a percentage of loans at March 31, 2009, was due to management’s assessment of the continued recession and slow housing market, as well as increased charge-offs in both the residential construction and consumer loan portfolios. The ratio of net charge-offs to average loans on an annualized basis for the first three months of 2009 increased to 2.32% compared to .60% for the same period in 2008. The ratio of net charge-offs to average loans for the year ended December 31, 2008 was 1.36%. The following schedule summarizes changes in the allowance for loan losses for the periods indicated (dollars in thousands):

	Three Months Ended		Year Ended
	March 31,		December 31,
	2009	2008	2008
Balance at beginning of period	$33,691	$16,557	$16,557
Charge-offs:
Commercial, financial and agricultural	299	14	99
SBA	249	—	220
Real estate-construction	3,642	535	9,083
Real estate-mortgage	63	11	332
Consumer installment	3,756	1,869	10,841

Total charge-offs	8,009	2,429	20,575

Recoveries:
Commercial, financial and agricultural	6	—	5
SBA	—	56	215
Real estate-construction	9	—	43
Real estate-mortgage	—	13	14
Consumer installment	206	249	882

Total recoveries	221	318	1,159

Net charge-offs	7,788	2,111	19,416
Provision for loan losses	9,600	4,600	36,550

Balance at end of period	$35,503	$19,046	$33,691

Annualized ratio of net charge-offs to average loans	2.32%	.60%	1.36%

Allowance for loan losses as a percentage of loans at end of period	2.66%	1.34%	2.43%

     Substantially all of the consumer installment loan net charge-offs in the first three months of 2009 and 2008 were from the indirect automobile loan portfolio. Consumer installment loan net charge-offs increased $1.9 million to $3.6 million for the three months ended March 31, 2009, compared to the same period in 2008. The national and Atlanta economies continued to decline in the first three months of 2009, as the continuing economic recession impacted our consumer lending portfolio. The annualized ratio of net charge-offs to average consumer loans outstanding was 2.06% and .87% during the first three months of 2009 and 2008, respectively.
     Construction loan net charge-offs were $3.6 million in the first three months of 2009 compared to $535,000 in the same period of 2008. The residential construction markets continued to show the effects of the recession and slow housing market, directly contributing to the increase in non-performing and charged-off real estate construction loans. Management will continue to monitor closely and aggressively address credit quality and trends in the residential construction loan portfolio. The residential construction loan portfolio will require close scrutiny through the next several quarters.
Noninterest Income
     Noninterest income for the first three months of 2009 was $6.8 million compared to $5.7 million for the same period in 2008, an increase of $1.1 million for the quarter. The increase was a result of the Bank’s expansion of its mortgage banking division less decreases in indirect lending activities, SBA lending activities, and gain on sale of securities.
     Income from mortgage banking activities increased $3.5 million to $3.6 million for the first quarter of 2009 compared to the same period in 2008. In the first quarter of 2009, management made the strategic decision to expand the mortgage banking operation by hiring over 60 former employees of an Atlanta based mortgage company which closed down operations. As a result of this expansion and favorable mortgage interest rates, the Bank originated approximately $85 million in mortgage loans during the first quarter of 2009 compared to $6 million for the same period in 2008. Origination fee income for the first quarter of 2009 was $1.2 million compared to $31,000 for the same period in 2008. Gain on loans sold increased from $29,000 for the quarter ended March 31, 2008 to $749,000 for the same quarter in 2009. In addition, on January 1, 2009 the Bank elected under FAS 159 to value its loans held-for-sale at fair value. This valuation along with the mark to market on the derivatives associated with interest rate lock commitments and related hedges resulted in the recognition of a mark to market gain of $1.6 million during the first quarter of 2009 (See Note 7).
     Income from indirect lending activities, which includes both net gains from the sale of indirect automobile loans and servicing and ancillary loan fees on loans sold, decreased $442,000 or 27.9% in the first quarter of 2009 compared to 2008. The decrease was a result of a reduction in gain on sales due to lower sales and lower indirect automobile loans serviced for others. With the continued liquidity and credit crisis, the secondary markets continued to show little activity during 2009. For the first quarter of 2009, there was one servicing retained sale of $15 million compared to $27 million in service retained sales and $24 million in service released sales for the same period in 2008. The average amount of loans serviced for others decreased from $281 million for the first quarter of 2008 to $233 million for the same period in 2009, a decrease of $48 million or 17.1% due to monthly principal payments which exceeded the additional loans serviced for others added because of fewer servicing retained loan sales.
     For the first quarter of 2009 compared to the same period in 2008, income from SBA lending activities decreased $236,000 or 57.0%, due to a reduction in the gain on loans sold and a reduction in the volume of loans sold. SBA loans sold totaled $4.8 million for the first quarter of 2009 compared to $6.7 million sold in the first quarter of 2008. With the continuing volatility in credit markets, the market price and thus the profit on loan sales have been less than they have been for us historically.
     Securities gains decreased $1.3 million for the first quarter of 2009 compared to the same period in 2008 because of the 2008 mandatory redemption of 29,267 shares of Visa, Inc. common stock which resulted in the gain of $1.3 million. Other operating income decreased $320,000 for the first quarter of 2009 compared to 2008 because of lower brokerage fee income, lower insurance sales commissions and lower gains on sale of other real estate.
Noninterest Expense
     Noninterest expense was $14.0 million for the first quarter of 2009, compared to $11.4 million for the same period in 2008, an increase of $2.6 million or 23.1%. The increase was a result of higher salaries and benefits expense which increased $983,000 or 14.2% as a result of the expansion of the mortgage division and the associated commission expense. ORE related expenses, which were $749,000 in the first quarter of 2009, increased $612,000 compared to the same period in 2008. The increase was a result of higher foreclosed assets held by the Bank during 2009. The average ORE balance increased 132.5% to $18.3 million for the first quarter of 2009 compared to $7.9 million for the same period in 2008. The ORE expense is made up of $523,000 in provision for other real estate losses and $226,000 in maintenance, real estate taxes, and other related expenses.
     Other significant variances include the reversal of a $567,000 accrual in the first quarter of 2008 related to the reserve for Fidelity’s estimated proportional share of a settlement of the Visa litigation with Discover Financial Services which did not reoccur in 2009, an increase of $183,000 related to a higher FDIC assessment, higher fraud losses and higher appraisal fee expenses. Management expects FDIC insurance expense to increase in 2009 due to a yet to be determined special assessment.
Provision for Income Taxes
     The provision for income taxes for the first quarter of 2009 was a benefit of $2.4 million compared to expenses of $295,000 for the same period in 2008. The income tax benefit recorded in the first quarter of 2009 was primarily the result of a pretax loss as well as the recognition of state income tax credits earned.

Financial Condition
Assets
     Total assets were $1.875 billion at March 31, 2009, compared to $1.763 billion at December 31, 2008, an increase of $112.2 million, or 6.4%. This increase was due to a $124.1 million increase in investment securities available-for-sale, and a $51.4 million increase in loans held-for-sale offset in part by a decrease of $51.9 in loans and a decrease of $12.3 million in cash and cash equivalents.
     Investment securities available-for-sale increased $124.1 million or 96.4% to $252.9 million at March 31, 2009 compared to December 31, 2008. The increase was a result of management’s decision to enter into a leveraged purchase transaction to help offset the preferred stock dividends to be paid on the preferred stock sold to the U.S. Treasury under the TARP Capital Purchase Program in December 2008. The leveraged purchase transaction allows the Bank to quickly and prudently increase earning assets to generate interest income. In March, the Bank purchased $127.7 million in FNMA and GNMA mortgage backed securities and funded the purchases with $30 million in fixed rate wholesale borrowings and the remainder from increased deposit balances and excess liquidity. There were no investment sales during the quarter ended March 31, 2009.
     Loans held-for-sale increased $51.4 million or 92.0% to $107.2 million at March 31, 2009 compared to December 31, 2008. The increase is due to an increase in mortgage loans held-for-sale as a result of the expanded mortgage operation in the first quarter of 2009 which resulted in new loan originations totaling $85 million.
     Loans decreased $51.9 million or 3.7% to $1.336 billion at March 31, 2009 compared to $1.388 billion at December 31, 2008. The decrease in loans was primarily the result of a decrease in consumer installment loans of $34.4 million or 5.1% to $644.9 million, and a decrease in real estate construction loans of $16.6 million or 6.8% to $228.6 million. Until receiving the TARP Capital Purchase Program capital infusion in December of 2008, management actively engaged in reducing the level of the loan portfolio to preserve capital ratios. By slowing originations in the consumer installment portfolio, the normal monthly principal paydowns led to lower outstanding loans. As the liquidity and credit crisis continued during the first three months of 2009, demand for construction loans continued to be limited and the portfolio balance continued to decrease including $4.3 million in loans that were transferred to other real estate.
     Cash and cash equivalents decreased 13.4% or $12.3 million to $79.7 million at March 31, 2009 compared to December 31, 2008. This balance varies with the Bank’s liquidity needs and is influenced by scheduled loan closings, investment purchases, timing of customer deposits, and loan sales.
Loans
     The following schedule summarizes our total loans at March 31, 2009, and December 31, 2008 (dollars in thousands):

	March 31,	December 31,
	2009	2008
Loans:
Commercial, financial and agricultural	$129,530	$137,988
Tax exempt commercial	7,283	7,508
Real estate — mortgage — commercial	209,847	202,516

Total commercial	346,660	348,012
Real estate — construction	228,578	245,153
Real estate — mortgage — residential	115,971	115,527
Consumer installment	644,932	679,330

Loans	1,336,141	1,388,022
Allowance for loan losses	(35,503)	(33,691)

Loans, net of allowance	$1,300,638	$1,354,331

Total Loans:
Loans	$1,336,141	$1,388,022
Loans Held-for-Sale:
Residential mortgage	55,691	967
Consumer installment	15,000	15,000
SBA	36,513	39,873

Total loans held-for-sale	107,204	55,840

Total loans	$1,443,345	$1,443,862

Asset Quality
     The following schedule summarizes our asset quality position at March 31, 2009, and December 31, 2008 (dollars in thousands):

	March 31,		December 31,
	2009		2008
Nonperforming assets:
Nonaccrual loans	$105,215		$98,151
Repossessions	1,860		2,016
Other real estate	16,474		15,063

Total nonperforming assets	$123,549		$115,230

Loans 90 days past due and still accruing	$—		$—

Allowance for loan losses	$35,503		$33,691

Ratio of loans past due and still accruing to loans	—%		—%

Ratio of nonperforming assets to total loans ORE, and repossessions	8.45%		7.89%

Allowance to period-end loans	2.66%		2.43%

Allowance to nonaccrual loans and repossessions (coverage ratio)	.33	x	.34	x

     The increase in nonperforming assets from December 31, 2008 to March 31, 2009, was primarily driven by increases in nonaccrual loans and other real estate, approximately 94.5% of which totals are secured by real estate. Approximately $7.3 million of the increase in nonaccrual loans from December 31, 2008 to March 31, 2009, was related to the residential construction portfolio.
     The $105.2 million in nonaccrual loans at March 31, 2009, included $93.3 million in residential construction related loans, $8.5 million in commercial and SBA loans and $3.4 million in retail and consumer loans. Of the $93.3 million in residential construction related loans on nonaccrual, $47.8 million was related to 200 single family construction loans with completed homes and homes in various stages of completion, $40.4 million was related to 682 single family developed lots, and $5.1 million related to other loans.
     The $16.5 million in other real estate at March 31, 2009, was made up of three commercial properties with a balance of $1.2 million and the remainder were residential construction related balances which consisted of $9.6 million in 48 residential single family homes completed or substantially completed, $5.3 million in 135 single family developed lots, and $400,000 in one parcel of undeveloped land.

     Management’s assessment of the overall loan portfolio is that loan quality and performance continued to be adversely affected by the economy in general and the real estate market in particular. This section should be read in conjunction with the discussion in “Provision for Loan Losses”.
Investment Securities
     Total unrealized gains on investment securities available-for-sale, net of unrealized losses of $1.2 million, were $3.8 million at March 31, 2009. Total unrealized gains on investment securities available-for-sale, net of unrealized losses of $890,000, were $3.0 million at December 31, 2008. Net unrealized gains on investment securities available-for-sale increased $1.7 million during the first three months of 2009.
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
     Four individual investment securities were in a continuous unrealized loss position in excess of 12 months at March 31, 2009, with an aggregate unrealized loss of $317,000. These securities were municipal securities and the unrealized loss positions resulted not from credit quality issues, but from market interest rate increases over the interest rates prevalent at the time the mortgage backed securities were purchased, and are considered temporary, with full collection of principal and interest anticipated.
     Also, as of March 31, 2009, management had the ability and intent to hold the temporarily impaired securities for a period of time sufficient for a recovery of cost. Accordingly, as of March 31, 2009, management believes the impairments discussed above are temporary and no impairment loss has been recognized in our Consolidated Statements of Operations.
Deposits
     Total deposits at March 31, 2009, were $1.531 billion compared to $1.444 billion at December 31, 2008, an $87.5 million or 6.1% increase. Savings deposits increased $65.2 million or 32.7% to $264.7 million. Noninterest-bearing demand deposits increased $3.2 million or 2.3% to $141.8 million. Interest-bearing demand and money market accounts increased $11.4 million or 5.5% to $220.1 million. Time deposits increased $7.7 million or .9% to $904.5 million. Savings accounts increased due to an advertising campaign launched by the Bank in the first quarter of 2009. Noninterest-bearing demand accounts increased in part due to an increase in the number of transaction accounts as a result of the continuing transaction account initiative and in part due to the unlimited deposit insurance coverage available through the FDIC’s Temporary Liquidity Guarantee Program. In addition, the Bank launched an advertising campaign in the first quarter of 2009 targeting savings and money market accounts. Management believes that the number of our transaction deposit accounts will continue to increase during the remainder of 2009.

Other Long-Term Debt
     Other long-term debt increased $30.0 million or 63.2% to $77.5 million at March 31, 2009 compared to $47.5 million at December 31, 2008. The increase is a result of management’s decision to enter into a leveraged purchase transaction to help offset the dividends to be paid on the preferred stock sold to the U.S. Treasury under the TARP Capital Purchase Program in December 2008. The leveraged purchase transaction allowed the Bank to quickly and prudently increase earning assets to generate interest income. In March 2009, the Bank purchased $127.7 million in FNMA and GNMA mortgage backed securities and funded the purchases with $30 million in long-term fixed rate FHLB advances, and the remainder from increased deposit balances and excess liquidity. The new long-term advances are discussed below.
     On March 9, 2009, the Company entered into a $15.0 million four year FHLB fixed rate advance collateralized with pledged qualifying real estate loans and maturing March 11, 2013. The advance bears interest at 2.90%. The Bank may prepay the advance subject to a prepayment penalty. However, should the FHLB receive compensation from its hedge parties upon repayment, that compensation would be payable to the Bank less an administrative fee.
     On March 12, 2009, the Company entered into a $15.0 million three year FHLB fixed rate advance collateralized with pledged qualifying real estate loans and maturing April 13, 2012. The advance bears interest at 2.55%. The Bank may prepay the advance subject to a prepayment penalty. However, should the FHLB receive compensation from its hedge parties upon repayment, that compensation would be payable to the Bank less an administrative fee.
Subordinated Debt
     The Company has five unconsolidated business trust (“trust preferred”) subsidiaries that are variable interest entities. The Company’s subordinated debt consists of the outstanding obligations of the five trust preferred issues and the amounts to fund the investments in the common stock of those entities.
     The following schedule summarizes our subordinated debt at March 31, 2009 (dollars in thousands):

		Subordinated
Type	Issued(1)	Debt	Interest Rate
Trust Preferred	March 8, 2000	$10,825	Fixed @ 10.875%
Trust Preferred	July 19, 2000	10,309	Fixed @ 11.045%
Trust Preferred	June 26, 2003	15,464	Variable @ 4.326	% (2)
Trust Preferred	March 17, 2005	10,310	Variable @ 3.206	% (3)
Trust Preferred	August 20, 2007	20,619	Fixed @ 6.620	% (4)

		$67,527

1.	Each trust preferred security has a final maturity thirty years from the date of issuance.

2.	Reprices quarterly at a rate 310 basis points over three month LIBOR and is subject to refinancing or repayment at par with regulatory approval.

3.	Reprices quarterly at a rate 189 basis points over three month LIBOR.

4.	Five year fixed rate, and then reprices quarterly at a rate 140 basis points over three month LIBOR.
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
     Management seeks to maintain a stable net liquidity position while optimizing operating results, as reflected in net interest income, the net yield on interest-earning assets and the cost of interest-bearing liabilities in particular. Our Asset/Liability Management Committee (“ALCO”) meets regularly to review the current and projected net liquidity positions and to review actions taken by management to achieve this liquidity objective. Managing the levels of total liquidity, short-term liquidity, and short-term liquidity sources continues to be an important exercise because of the coordination of the projected mortgage, SBA and indirect automobile loan production and sales, loans held-for-sale balances, and individual loans and pools of loans sold anticipated to increase from time to time during the year.
     In addition to the availability of brokered deposits and the ability to increase retail deposits, as of March 31, 2009, we had the following sources of available unused liquidity (in thousands):

March 31,
2009
Unpledged securities	$114,000
FHLB advances	7,000
FRB lines	153,000
Unsecured Federal funds lines	47,000
Additional FRB line based on eligible but unpledged collateral	319,000

Total sources of available unused liquidity	$640,000

     Effective April 27, 2009, the Federal Reserve lowered the Lendable Value percentage applied to consumer loans from 80% to 65%. This decrease, had it been effective March 31, 2009, would have reduced the FRB line from $153 million to $124 million and the additional FRB line based on eligible but unpledged collateral from $319 million to $259 million.
Shareholders’ Equity
     Shareholders’ equity was $134.0 million at March 31, 2009, and $136.6 million at December 31, 2008. Shareholders’ equity as a percent of total assets was 7.14% at March 31, 2009, compared to 7.75% at December 31, 2008. The decrease in shareholders’ equity in the first three months of 2009 was primarily the result of a net loss and preferred dividends paid. This decrease was somewhat offset by the issuance of common stock and the effect of the change in other comprehensive income.
     At March 31, 2009, and December 31, 2008, the Company exceeded all minimum capital ratios required by the FRB, as reflected in the following schedule:

	FRB
	Minimum
	Capital	March 31,	December 31,
Capital Ratios:	Ratio	2009	2008
Leverage	4.00%	9.26%	10.04%
Risk-Based Capital
Tier I	4.00	10.58	11.18
Total	8.00	13.24	13.67
     The following table sets forth the capital requirements for the Bank under FDIC regulations and the Bank’s capital ratios at March 31, 2009, and December 31, 2008, respectively:

	FDIC
	Regulations
	Well		March 31,	December 31,
Capital Ratios:	Capitalized		2009	2008
Leverage	5.00	%(1)	9.27%	9.97%
Risk-Based Capital
Tier I	6.00		10.59	11.01
Total	10.00		12.50	12.92

(1)	8% required by memorandum of understanding.
     In December 2008, Fidelity Bank signed a memorandum of understanding (“MOU”) with the GDBF and the FDIC. The MOU, which relates primarily to the Bank’s asset quality and loan loss reserves, requires that the Bank submit plans and report to the GDBF and the FDIC regarding its loan portfolio and profit plans, that the Bank maintain its Tier 1 Leverage Capital ratio at not less than 8% and an overall well-capitalized position as defined in applicable FDIC rules and regulations during the life of the MOU. Additionally, the MOU requires that, prior to declaring or paying any cash dividends to the Company, the Bank must obtain the written consent of the GDBF and the FDIC.
     On October 14, 2008, the U.S. Treasury announced the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (the “Program”). The Program was instituted by the Treasury pursuant to the Emergency Economic Stabilization Act of 2008 (“EESA”), which provides up to $700 billion to the Treasury to take equity positions in financial institutions. On December 19, 2008, as part of the Program, Fidelity entered into a Letter Agreement (“Letter Agreement”) and a Securities Purchase Agreement — Standard Terms with the Treasury, pursuant to which Fidelity agreed to issue and sell, and the Treasury agreed to purchase (1) 48,200 shares of Fidelity’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and (2) a ten-year warrant to purchase up to 2,266,458 shares of the Company’s common stock at an exercise price of $3.19 per share, for an aggregate purchase price of $48.2 million in cash. Pursuant to the terms of the Letter Agreement, the ability of Fidelity to declare or pay dividends or distributions of its common stock is subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share ($.01) declared on the common stock prior to December 19, 2008, as adjusted for subsequent stock dividends and other similar actions. In addition, as long as the preferred shares are outstanding, cash dividend payments are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. This restriction will terminate on the third anniversary of the date of issuance of the preferred shares or, if earlier, the date on which the preferred shares have been redeemed in whole or the Treasury has transferred all of the preferred shares to third parties.
     During the first three months of 2009, we did not pay any cash dividends on our common stock compared to the $.09 per share paid in the same period in 2008. In April of 2009, the Company approved the distribution of a stock dividend on May 12, 2009 of one share for every 200 shares owned on the record date. Dividends for the remainder of 2009 will be reviewed quarterly, with the declared and paid dividend consistent with current earnings, capital requirements and forecasts of future earnings.
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
     The interest rate sensitivity structure within our balance sheet at March 31, 2009, indicated a cumulative net interest sensitivity asset gap of .65% when projecting out one year. In the near term, defined as 90 days, there was a cumulative net interest sensitivity asset gap of 9.66% at March 31, 2009. When projecting forward six months, there was a cumulative net interest sensitivity asset gap of 2.38%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. Our policy states that the cumulative gap at six months and one year should generally not exceed 15% and 10%, respectively. The Bank was within established tolerances at March 31, 2009.
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
Changes in Internal Control over Financial Reporting
     There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are a party to claims and lawsuits arising in the course of normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of March 31, 2009, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our results of operations or financial condition.
Item 1A. Risk Factors
     While the Company attempts to identify, manage, and mitigate risks and uncertainties associated with its business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our cash flows, results of operations, and financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 6. Exhibits
(a)	Exhibits. The following exhibits are filed as part of this Report.
3(a)	Amended and Restated Articles of Incorporation of Fidelity Southern Corporation, as amended effective December 16, 2008 (incorporated by reference from Exhibit 3(a) to Fidelity Southern Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

3(b)	By-Laws of Fidelity Southern Corporation, as amended (incorporated by reference from Exhibit 3(b) to Fidelity Southern Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.1	Form of 2009 Incentive Compensation Plans for James B. Miller, Jr., H. Palmer Proctor, Jr., Stephen H. Brolly, and David Buchanan (incorporated by reference from Exhibit 10.1 to Fidelity Southern Corporation’s current report on Form 8-K filed January 26, 2009)

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY SOUTHERN CORPORATION (Registrant)
Date: May 7, 2009	BY:	/s/ James B. Miller, Jr.
James B. Miller, Jr.
Chief Executive Officer

Date: May 7, 2009	BY:	/s/ Stephen H. Brolly
Stephen H. Brolly
Chief Financial Officer