Form 10-Q
period 2009-06-30
FIDELITY SOUTHERN CORP
filed 2009-08-07
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a Smaller Reporting Company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 31, 2009

Common Stock, no par value	9,890,966

FIDELITY SOUTHERN CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	December 31,
(Dollars in thousands)	June 30, 2009	2008
Assets
Cash and due from banks	$51,823	$58,988
Interest-bearing deposits with banks	2,708	9,853
Federal funds sold	11,351	23,184

Cash and cash equivalents	65,882	92,025
Investment securities available-for-sale (amortized cost of $234,609 and $126,599 at June 30, 2009, and December 31, 2008, respectively)	236,648	128,749
Investment securities held-to-maturity (approximate fair value of $22,526 and $25,467 at June 30, 2009, and December 31, 2008, respectively)	21,989	24,793
Investment in FHLB stock	6,767	5,282
Loans held-for-sale (loans at fair value: $125,811 at June 30, 2009; $0 at December 31, 2008)	169,126	55,840
Loans	1,314,678	1,388,022
Allowance for loan losses	(36,663)	(33,691)

Loans, net of allowance for loan losses	1,278,015	1,354,331
Premises and equipment, net	18,688	19,311
Other real estate	25,025	15,063
Accrued interest receivable	8,379	8,092
Bank owned life insurance	28,448	27,868
Other assets	35,941	31,759

Total assets	$1,894,908	$1,763,113

Liabilities
Deposits:
Noninterest-bearing demand deposits	$129,621	$138,634
Interest-bearing deposits:
Demand and money market	253,381	208,723
Savings	319,785	199,465
Time deposits, $100,000 and over	319,481	317,540
Other time deposits	543,674	579,320

Total deposits	1,565,942	1,443,682
Other short-term borrowings	42,763	55,017
Subordinated debt	67,527	67,527
Other long-term debt	75,000	47,500
Accrued interest payable	5,892	7,038
Other liabilities	8,084	5,745

Total liabilities	1,765,208	1,626,509

Shareholders’ Equity
Preferred stock, no par value. Authorized 10,000,000; 48,200 shares issued and outstanding.	44,255	43,813
Common stock, no par value. Authorized 50,000,000; issued and outstanding 9,885,603 and 9,706,841 at June 30, 2009, and December 31, 2008, respectively	52,560	51,886
Accumulated other comprehensive income, net of taxes	1,264	1,333
Retained earnings	31,621	39,572

Total shareholders’ equity	129,700	136,604

Total liabilities and shareholders’ equity	$1,894,908	$1,763,113

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(Dollars in thousands except per share data)	2009	2008	2009	2008
Interest income
Loans, including fees	$42,904	$49,848	$21,693	$24,133
Investment securities	5,072	3,694	2,981	1,978
Federal funds sold and bank deposits	62	95	32	53

Total interest income	48,038	53,637	24,706	26,164

Interest expense
Deposits	21,170	25,214	10,685	11,895
Short-term borrowings	378	1,230	188	483
Subordinated debt	2,384	2,686	1,181	1,278
Other long-term debt	1,062	725	603	440

Total interest expense	24,994	29,855	12,657	14,096

Net interest income	23,044	23,782	12,049	12,068
Provision for loan losses	16,800	10,450	7,200	5,850

Net interest income after provision for loan losses	6,244	13,332	4,849	6,218

Noninterest income
Service charges on deposit accounts	2,126	2,363	1,103	1,200
Other fees and charges	977	975	506	511
Mortgage banking activities	8,257	195	4,649	125
Indirect lending activities	2,195	3,096	1,051	1,510
SBA lending activities	437	777	259	363
Securities gains	—	1,264	—	—
Bank owned life insurance	627	601	329	298
(Loss) gain on sale of other real estate, net	(308)	135	(259)	97
Other	259	636	117	261

Total noninterest income	14,570	10,042	7,755	4,365

Noninterest expense
Salaries and employee benefits	16,842	13,224	8,950	6,368
Furniture and equipment	1,346	1,520	691	743
Net occupancy	2,182	2,022	1,103	983
Communication	765	818	415	430
Professional and other services	2,336	1,864	1,263	957
Advertising and promotion	433	274	201	119
Stationery, printing and supplies	297	345	171	166
Insurance	163	192	81	90
FDIC insurance premiums	1,879	425	1,556	285
Other	5,281	3,057	3,073	2,267

Total noninterest expense	31,524	23,847	17,504	12,461

Loss before income tax benefit	(10,710)	(473)	(4,900)	(1,878)
Income tax benefit	(4,529)	(681)	(2,095)	(976)

Net (loss) income	(6,181)	208	(2,805)	(902)
Preferred stock dividends	(1,646)	—	(823)	—

Net (loss) income available to common equity	$(7,827)	$208	$(3,628)	$(902)

(Loss) earnings per share:
Basic (loss) earnings per share	$(.79)	$.02	$(.37)	$(.09)

Diluted (loss) earnings per share	$(.79)	$.02	$(.37)	$(.09)

Dividends declared per share	$—	$.18	$—	$.09

Weighted average common shares outstanding-basic	9,852,545	9,573,977	9,906,582	9,583,109

Weighted average common shares outstanding-fully diluted	9,852,545	9,573,977	9,906,582	9,583,109

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(Dollars in thousands)	2009	2008
Operating Activities
Net (loss) income	$(6,181)	$208
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for loan losses	16,800	10,450
Depreciation and amortization of premises and equipment	984	1,092
Other amortization	354	202
Reserve for impairment of other real estate	1,980	863
Share-based compensation	128	61
Proceeds from sales of loans	371,719	106,964
Proceeds from sales of other real estate	4,933	2,826
Loans originated for resale	(481,056)	(109,402)
Gain on loan sales	(3,949)	(1,455)
Gain on sales of investment securities	—	(1,264)
Loss (gain) on sales of other real estate	432	(135)
Increase in cash value of bank owned life insurance	(580)	(534)
Net increase in deferred income taxes	(1,660)	(2,738)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(287)	700
Other assets	(2,713)	(1,117)
Accrued interest payable	(1,146)	(813)
Other liabilities	2,112	207

Net cash (used in) provided by operating activities	(98,130)	6,115

Investing Activities
Purchases of investment securities available-for-sale	(128,422)	(34,562)
Purchases of investment in FHLB stock	(1,485)	(4,386)
Proceeds received from sale of investment securities available-for-sale	—	2,057
Maturities and calls of investment securities held-to-maturity	2,810	2,303
Maturities and calls of investment securities available-for-sale	20,286	12,224
Redemption of investment in FHLB stock	—	3,870
Net decrease (increase) in loans	42,388	(67,372)
Capital improvements to other real estate	(179)	(481)
Purchases of premises and equipment	(361)	(1,866)

Net cash used in investing activities	(64,963)	(88,213)

Financing Activities
Net increase (decrease) in transactional accounts	155,965	(30,087)
Net (decrease) increase in time deposits	(33,705)	76,035
Proceeds of issuance of other long-term debt	30,000	27,500
Repayment of other long-term debt	(2,500)	(5,000)
Net (decrease) increase in short-term borrowings	(12,254)	26,034
Dividends paid	(1)	(1,689)
Proceeds from the issuance of common stock	423	287
Preferred stock dividends paid	(978)	—

Net cash provided by financing activities	136,950	93,080

Net (decrease) increase in cash and cash equivalents	(26,143)	10,982

Cash and cash equivalents, beginning of period	92,025	30,047

Cash and cash equivalents, end of period	$65,882	$41,029

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$26,140	$30,667

Income taxes	$3,321	$975

Non-cash transfers to other real estate	$17,128	$6,667

Accrued but unpaid dividend on preferred stock	$308	$—

Accretion on U.S. Treasury preferred stock	$441	$—

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2009
1. Basis of Presentation
     The accompanying unaudited consolidated financial statements include the accounts of Fidelity Southern Corporation and its wholly owned subsidiaries (“Fidelity”). Fidelity Southern Corporation (“FSC”) owns 100% of Fidelity Bank (the “Bank”), and LionMark Insurance Company, an insurance agency offering consumer credit related insurance products. FSC also owns five subsidiaries established to issue trust preferred securities, which entities are not consolidated for financial reporting purposes in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) “Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51”, as FSC is not the primary beneficiary. The “Company”, as used herein, includes FSC and its subsidiaries, unless the context otherwise requires.
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
     In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. All such adjustments are normal recurring accruals. Certain previously reported amounts have been reclassified to conform to current presentation. These reclassifications had no impact on previously reported net income, or shareholders’ equity or cash flows. The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Other than as discussed in Note 7, there were no new accounting policies or changes to existing policies adopted in the first six months of 2009, which had a significant effect on the results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.
     Operating results for the six month period ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and Annual Report to Shareholders for the year ended December 31, 2008.

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
     The FRB, FDIC, and GDBF have established capital adequacy requirements as a function of their oversight of bank holding companies and state chartered banks. Each bank holding company and each bank must maintain certain minimum capital ratios. At June 30, 2009, and December 31, 2008, the Company exceeded all capital ratios required by the FRB, FDIC, and GDBF to be considered well capitalized. In addition, the Bank’s Tier 1 leverage ratio of 8.77% exceeded the 8% minimum required by a memorandum of understanding executed in 2008 between the Bank, the FDIC and the GDBF.
     Earnings per share were calculated as follows:

	For the Quarter Ended June 30,
	2009	2008
Net loss	$(2,805)	$(902)
Less dividends on preferred stock	(823)	—

Net loss available to shareholders	$(3,628)	$(902)

Average common shares outstanding	9,808	9,394
Effect of stock dividends	99	189

Average common shares outstanding – basic	9,907	9,583

Dilutive stock options and warrants	—	—

Average common shares outstanding – dilutive	9,907	9,583

Loss per share – basic	$(.37)	$(.09)
Loss per share – dilutive	$(.37)	$(.09)

	For the Six Months Ended
	June 30,
	2009	2008
Net (loss) income	$(6,181)	$208
Less dividends on preferred stock	(1,646)	—

Net (loss) income available to common equity	$(7,827)	$208

Average common shares outstanding	9,706	9,385
Effect of stock dividends	147	189

Average common shares outstanding – basic	9,853	9,574

Dilutive stock options and warrants	—	—

Average common shares outstanding – dilutive	9,853	9,574

(Loss) earnings per share – basic	$(.79)	$.02
(Loss) earnings per share – dilutive	$(.79)	$.02
3. Contingencies
     Due to the nature of their activities, the Company and its subsidiaries are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of June 30, 2009. While it is difficult to predict or determine the outcome of these proceedings, it is the opinion of management, after consultation with its legal counsel, that the ultimate liabilities, if any, will not have a material adverse impact on the Company’s consolidated results of operations, financial position or cash flows.
4. Comprehensive Income (Loss)
     Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), related to unrealized gains and losses on investment securities classified as available-for-sale. All other comprehensive income (loss) items are tax effected at a rate of 38% for each period.
     During the second quarter and first six months of 2009, other comprehensive loss net of tax was $1.1 million and $69,000, respectively. Other comprehensive loss, net of tax, was $2.3 million and $1.0 million for the comparable periods in 2008. Comprehensive loss for the second quarter and first six months of 2009 was $3.9 million and $6.3 million, respectively, compared to comprehensive loss of $3.2 million and $758,000 for the same periods in 2008.
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
     The Fidelity Southern Corporation Equity Incentive Plan (the “2006 Incentive Plan”), permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other incentive awards (“Incentive Awards”). The maximum number of shares of the Company’s common stock that may be issued under the 2006 Incentive Plan is 750,000 shares, all of which may be stock options. Generally, no award shall be exercisable or become vested or payable more than 10 years after the date of grant. Options granted under the 2006 Incentive Plan have four year terms and become fully exercisable at the end of three years of continued employment. Incentive awards available under the 2006 Incentive Plan totaled 312,909 shares at June 30, 2009.

     A summary of option activity as of June 30, 2009, and changes during the six month period then ended is presented below:

	Number of share options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding at January 1, 2009	517,074	$8.99
Granted	—	—
Exercised	—	—
Forfeited	12,002	17.38

Outstanding at June 30, 2009	505,072	$8.69	3.35 years	$—

Exercisable at June 30, 2009	105,801	$17.89	1.68 years	$—

     Share-based compensation expense was not significant for the three month and six month periods ended June 30, 2009.

6. Other Long-Term Debt
     Other Long-term Debt is summarized as follows (dollars in thousands):

	June 30,	December 31,
	2009	2008
FHLB three year European Convertible Advance with interest at 4.06% maturing November 5, 2010.	$25,000	$25,000

FHLB four year Fixed Rate Advance with interest at 3.2875% maturing March 12, 2012.	5,000	5,000

FHLB five year European Convertible Advance with interest at 2.395% maturing March 12, 2013, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of two years.	5,000	5,000

FHLB five year European Convertible Advance with interest at 2.79% maturing March 12, 2013, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of three years.	5,000	5,000

FHLB four year Fixed Rate Credit Advance with interest at 3.24% maturing April 2, 2012.	2,500	2,500

FHLB five year European Convertible Advance with interest at 2.40% maturing April 3, 2013, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of two years.	2,500	2,500

FHLB two year Fixed Rate Credit Advance with interest at 2.64% maturing April 5, 2010.	—	2,500

FHLB four year Fixed Rate Credit Advance with interest at 2.90% maturing March 11, 2013.	15,000	—

FHLB three year Fixed Rate Credit Advance with interest at 2.56% maturing April 13, 2012.	15,000	—

	$75,000	$47,500

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
7. Fair Value Election and Measurement
     Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) for financial assets and financial liabilities. SFAS No. 157 establishes a common definition of fair value and framework for measuring fair value under U.S. GAAP. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

     Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
     Level 2 – Quoted prices in markets that are not active, or inputs that are observable, either directly, for substantially the full term of the asset or liability;
     Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).
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
     In accordance with SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), the Company has elected to record newly originated mortgage loans held-for-sale at fair value. The following is a description of mortgage loans held-for-sale as of June 30, 2009 for which fair value has been elected, including the specific reasons for electing fair value and the strategies for managing these assets on a fair value basis.
Loans and Loans Held-for-Sale
     In the first quarter of 2009, the Company began recording at fair value certain newly-originated mortgage loans held-for-sale. The Company chose to fair value these mortgage loans held-for-sale in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value. Specifically, origination fees and costs, which had been appropriately deferred under SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” and previously recognized as part of the gain/loss on sale of the loans, are now recognized in earnings at the time of origination. For the six months ended June 30, 2009, approximately $580,000 of loan origination fees were recognized in noninterest income and approximately $130,000 of loan origination costs were recognized in noninterest expense due to this fair value election. Interest income on mortgage loans held-for-sale is recorded on an accrual basis in the consolidated statement of operations under the heading “Interest income – loans, including fees.” The servicing value is included in the fair value of the loan and initially recognized at the time the Company enters into Interest Rate Lock Commitments (“IRLCs”) with borrowers. The mark to market adjustments related to loans held-for-sale and the associated economic hedges are captured in mortgage banking activities.
Valuation Methodologies and Fair Value Hierarchy
     The primary financial instruments that the Company carries at fair value include investment securities, IRLCs, derivative instruments, and loans held-for-sale. Classification in the fair value hierarchy of financial instruments is based on the criteria set forth in SFAS No. 157.

     The Company classifies IRLCs on residential mortgage loans held-for-sale, which are derivatives under SFAS No. 133, on a gross basis within other liabilities or other assets. The fair value of these commitments, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on both the Company’s historical data and the current interest rate environment and reflect the Company’s best estimate of the likelihood that a commitment will ultimately result in a closed loan. As a result of the adoption of Staff Accounting Bulletin No. 109 (“SAB No. 109”), the loan servicing value was also included in the fair value of IRLCs.
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
     The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumptions used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument. Because mortgage loans held-for-sale are sold within a few weeks of origination, it is unlikely to demonstrate any of the credit weaknesses discussed above and as a result, there were no credit related adjustments to fair value at June 30, 2009.
     The following tables present financial assets measured at fair value at June 30, 2009 and 2008 on a recurring basis and the change in fair value for those specific financial instruments in which fair value has been elected. The changes in the fair value of economic hedges were also recorded in mortgage banking activities and are designed to partially offset the change in fair value of the financial instruments referenced in the tables below.

					Fair Value Gain
					(Loss) for the Six
					Months Ended June
					30, 2009 for Items
					Measured at Fair
					Value Pursuant to
					Election of the
		Fair Value Measurements at June 30, 2009			Fair Value Option
		Quoted Prices
	Assets	in Active	Significant	Significant
	Measured at	Markets for	Other	Unobservable
	Fair Value	Identical Assets	Observable	Inputs	Mortgage Banking
(Dollars in thousands)	June 30, 2009	(Level 1)	Inputs (Level 2)	(Level 3)	Activities
Debt securities issued by U.S. Government corporations and agencies	$29,594	$—	$29,954	$—	$—
Debt securities issued by states and political subdivisions	15,312	—	15,312	—	—
Residential mortgage-backed securities	191,742	—	191,742	—	—
Mortgage loans held-for-sale	125,811	—	125,811	—	(913)
Other Assets(1)	2,220	—	—	2,220	—
Other Liabilities(1)	33	—	—	33	—

(1)	This amount includes mortgage related interest rate lock commitments and derivative financial instruments to hedge interest rate risk. Interest rate lock commitments were recorded on a gross basis.

Fair Value Measurements at June 30, 2008
Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Other	Unobservable
		Assets	Observable	Inputs
(Dollars in thousands	Total	(Level 1)	Inputs (Level 2)	(Level 3)
Securities available-for-sale	$123,100	$—	$123,100	$—
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
     The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) during the quarter and six months ended June 30, 2009 (dollars in thousands).

	Other Assets(1)	Other Liabilities(1)
Beginning Balance April 1, 2009	$1,268	$(467)

Total gains (losses) included in earnings:
Issuances	2,220	(33)
Settlements and closed loans	(790)	—
Expirations	(478)	467
Total gains (losses) included in other comprehensive income	—	—

Ending Balance June 30, 2009	$2,220	$(33)

	Other Assets(1)	Other Liabilities(1)
Beginning Balance January 1, 2009	$—	$—

Total gains (losses) included in earnings:
Issuances, settlements and expirations, net	2,220	(33)
Total gains (losses) included in other comprehensive income	—	—

Ending Balance June 30, 2009	$2,220	$(33)

(1)	Includes mortgage related interest rate lock commitments and derivative financial instruments entered into to hedge interest rate risk.
     The following tables present the assets that are measured at fair value on a non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial position at June 30, 2009 and 2008 (dollars in thousands).

	Fair Value Measurements at June 30, 2009
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	Level 1	Level 2	Level 3	Valuation Allowance
SBA loans held-for-sale	$5,883	$—	$—	$5,883	$(117)
Impaired loans	50,498	—	—	50,498	(5,892)
ORE	25,025	—	—	25,025	(3,653)

	Fair Value Measurements at June 30, 2008
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	Level 1	Level 2	Level 3	Valuation Allowance
Impaired loans	$21,778	$—	$—	$21,778	$(1,256)
ORE	10,901	—	—	10,901	(949)
     SBA loans held-for-sale are measured at the lower of cost or fair value. Fair value is based on recent trades for similar loan pools as well as offering prices for similar assets provided by buyers in the SBA secondary market. If the cost of a loan is determined to be less than the fair value of similar loans, the impairment is recorded by the establishment of a reserve to reduce the value of the loan.
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
     Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.
     The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held-for-sale for which the fair value option has been elected. The table also includes the difference between aggregate fair value and the aggregate unpaid principal balance of loans that are 90 days or more past due, as well as loans in nonaccrual status.

		Aggregate Unpaid	Fair value over/
	Aggregate Fair	Principal Balance	(under) unpaid
(Dollars in thousands)	Value June 30, 2009	Under FVO June 30,2009	principal
Loans held-for-sale	$125,811	$126,724	$(913)
Past due loans of 90+days	—	—	—
Nonaccrual loans	—	—	—
     SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” (“SFAS No. 107”) as amended by FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on settlements using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets, and, in many cases, could not be realized in immediate settlement instrument. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in thousands)
Financial Instruments (Assets):
Cash and due from banks	$54,531	$54,531	$68,841	$68,841
Federal funds sold	11,351	11,351	23,184	23,184
Investment securities available-for-sale	236,648	236,648	128,749	128,749
Investment securities held-to-maturity	21,989	22,526	24,793	25,467
Investment in FHLB stock	6,767	6,767	5,282	5,282
Total loans	1,483,804	1,497,671	1,443,862	1,456,135

Total financial instruments (assets)	1,815,090	$1,829,494	1,694,711	$1,707,658

Non-financial instruments (assets)	79,818		68,402

Total assets	$1,894,908		$1,763,113

Financial Instruments (Liabilities):
Noninterest-bearing demand deposits	$129,621	$129,621	$138,634	$138,634
Interest-bearing deposits	1,436,321	1,446,675	1,305,048	1,314,211

Total deposits	1,565,942	1,576,296	1,443,682	1,452,845
Short-term borrowings	42,763	42,951	55,017	55,032
Subordinated debt	67,527	47,702	67,527	48,069
Other long-term debt	75,000	73,967	47,500	46,252

Total financial instruments (liabilities)	1,751,232	$1,740,916	1,613,726	$1,602,198

Non-financial instruments (liabilities and shareholders’ equity)	143,676		149,387

Total liabilities and shareholders’ equity	$1,894,908		$1,763,113

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
     The fair value of deposits with no stated maturities, such as noninterest-bearing demand deposits, savings, interest-bearing demand, and money market accounts, is equal to the amount payable on demand. The fair value of time deposits is based on the discounted value of contractual cash flows based on the discounted rates currently offered for deposits of similar remaining maturities.
     The carrying amounts reported in the consolidated balance sheets for short-term debt approximate those liabilities’ fair values.
     The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities.
     For off-balance sheet instruments, fair values are based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing for loan commitments and letters of credit. Fees related to these instruments were immaterial at June 30, 2009 and December 31, 2008, and the carrying amounts represent a reasonable approximation of their fair values. Loan commitments, letters and lines of credit, and similar obligations typically have variable interest rates and clauses that deny funding if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the foregoing schedule.
     This presentation excludes certain financial instruments and all nonfinancial instruments. The disclosures also do not include certain intangible assets, such as customer relationships, deposit base intangibles, and goodwill. Accordingly, the aggregate fair value amounts presented to not represent the underlying value of the Company.

8. Other Real Estate
     Other real estate (“ORE”) consisted of the following (dollars in thousands):

	June 30,	December 31,
	2009	2008
Commercial	$2,265	$837
Residential homes	14,018	9,197
Residential lots	12,395	7,113

Gross other real estate	28,678	17,147
Valuation allowance	(3,653)	(2,084)

Total other real estate	$25,025	$15,063

     Capitalized costs represent disbursements made to complete construction or development of foreclosed property and are added to the cost of the ORE recorded on the Consolidated Balance Sheets to the extent realizable. Net (losses) gains on sales are included in Other Income in the Consolidated Statements of Operations. Expensed costs are disbursements made for the maintenance or repair of properties held in ORE. Capitalized costs, net gains on sales, and expensed costs related to ORE are summarized below (dollars in thousands):

	For the Six Months Ended
	June 30,
	2009	2008
Capitalized costs of other real estate	$179	$481

Net (losses) gains on sales of other real estate	$(308)	$135

Provision for ORE losses	$1,979	$863
Other ORE related expense	710	322

Total ORE related expense	$2,689	$1,185

9. Derivative Financial Instruments
     The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. The risk management program includes the use of forward contracts and other derivatives that are recorded in the financial statements at fair value and are used to offset changes in value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts to economically hedge risks associated with overall price risk related to IRLCs and mortgage loans held-for-sale carried at fair value under SFAS No. 159. Fair value changes occur as a result of interest rate movements as well as changes in the value of the associated servicing. Derivative instruments used include forward sale commitments and IRLCs. All derivatives are carried at fair value in the Consolidated Balance Sheets in other assets or other liabilities. A gross gain of $2.2 million and a gross loss of $33,000 for the first six months of 2009 associated with these instruments are recorded in the Consolidated Statements of Operations in mortgage banking activities.
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
     The Company’s derivative positions as of June 30, 2009 were as follows:

(Dollars in thousands)	Contract or Notional Amount
Forward rate commitments	$94,669
Interest rate lock commitments	29,058

Total derivatives contracts	$123,727

10. Investments
     Investment securities at June 30, 2009 and December 31, 2008, are summarized as follows (dollars in thousands):

	June 30, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-Sale:
Obligations of U.S. Government corporations and agencies:
Due in less than one year	$29,954	$29,593	$9,830	$9,954

Municipal securities:
Due after one year through five years	3,010	2,939	3,012	2,889
Due five years through ten years	4,961	4,911	4,962	4,889
Due after ten years	8,050	7,463	7,248	6,606

Mortgage backed securities:
Due after one year through five years	188,634	191,742	10,229	10,478
Due five years through ten years	—	—	84,950	87,376
Due after ten years	—	—	6,368	6,557

	$234,609	$236,648	$126,599	$128,749

Held-to-Maturity:
Mortgage backed securities:
Due after one year through five years	$21,989	$22,526	$4,711	$4,854
Due five years through ten years	—	—	20,082	20,613

	$21,989	$22,526	$24,793	$25,467

     There were no securities sold for the six months ended June 30, 2009. The Bank had a $5.0 million security called during the six months ended June 30, 2008. One security held-for-sale totaling $792,000 was sold during the six months ended June 30, 2008. Proceeds received were $804,000 for a gross gain of $12,000. In addition, during the six month period ended June 30, 2008, the Company redeemed 29,267 shares of Visa, Inc. common stock which resulted in a gain of $1.3 million. There were no investments held in trading accounts during 2009 and 2008.

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other than Temporary Impairment	Fair Value
Available-for-Sale:
Obligations of U.S. Government corporations and agencies	$29,954	$42	$(403)	$—	$29,593
Municipal securities	16,021	41	(749)	—	15,313
Residential mortgage backed securities – agency	188,634	3,120	(12)	—	191,742

	$234,609	$3,203	$(1,164)	$—	$236,648

Held-to-Maturity:
Residential mortgage backed securities – agency	$21,989	$537	$—	$—	$22,526

	$21,989	$537	$—	$—	$22,526

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other than Temporary Impairment	Fair Value
Available-for-Sale:
Obligations of U.S. Government corporations and agencies	$9,830	$124	$—	$—	$9,954
Municipal securities	15,222	52	(890)	—	14,384
Residential mortgage backed securities – agency	101,547	2,864	—	—	104,411

	$126,599	$3,040	$(890)	$—	$128,749

Held-to-Maturity:
Residential mortgage backed securities – agency	$24,793	$674	$—	$—	$25,467

	$24,793	$674	$—	$—	$25,467

     The following table reflects the gross unrealized losses and fair values of investment securities with unrealized losses at June 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss and temporarily impaired position (dollars in thousands):

	12 Months or Less		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale June 30, 2009:
U.S. Government corporations and agencies	$19,597	$403	$—	$—
Municipal securities	4,461	94	8,590	655
Residential mortgage backed securities – agency	5,276	12	—	—

	$29,334	$509	$8,590	$655

Held-to-Maturity June 30, 2009:
Residential mortgage backed securities – agency	$—	$—	$—	$—

	12 Months or Less		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale December 31, 2008:
U.S. Government corporations and agencies	$—	$—	$—	$—
Municipal securities	11,218	890	—	—
Residential mortgage backed securities – agency	—	—	—	—

	$11,218	$890	$—	$—

Held-to-Maturity December 31, 2008:
Residential mortgage backed securities — agency	$—	$—	$—	$—

     If fair value of a debt security is less than its amortized cost basis at the balance sheet date, management must determine if the security has an other than temporary impairment (“OTTI”). If management does not expect to recover the entire amortized cost basis of a security, an OTTI has occurred. If management’s intention is to sell the security, an OTTI has occurred. If it is more likely than not that management will be required to sell a security before the recovery of the amortized cost basis, an OTTI has occurred. The Company will recognize the full OTTI in earnings if it intends to sell a security or will more likely than not be required to sell the security. Otherwise an OTTI will be separated into the amount representing a credit loss and the amount related to all other factors. The amount of an OTTI related to credit losses will be recognized in earnings. The amount related to other factors will be recognized in other comprehensive income, net of taxes. In estimating OTTI losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the financial conditions and near-term prospects of the insurer, if applicable, (iv) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
     Twenty-two individual investment securities were in a continuous unrealized loss position at June 30, 2009 for up to 16 months. Sixteen individual investment securities were in a continuous unrealized loss position at December 31, 2008 for up to eight months. All of these investment securities at June 30, 2009, were municipal securities and the unrealized loss positions resulted not from credit quality issues, but from market interest rate increases over the interest rates prevalent at the time the securities were purchased, and are considered temporary. In determining other-than-temporary impairment losses on municipal securities, management primarily considers the credit rating of the municipality itself as the primary source of repayment and secondarily the financial viability of the insurer of the obligation.
     Also, as of June 30, 2009, management does not intend to sell the temporarily impaired securities and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost basis. Accordingly, as of June 30, 2009, management believes the impairments detailed in the table above are temporary and no impairment loss has been recognized in the Company’s Consolidated Statements of Operations.
11. Recent Accounting Pronouncements
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
     On April 9, 2009, the FASB issued FSP No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1 and APB No. 28-1”). This statement amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as annual financial statements. The issuance is effective for interim reporting periods ending after June 15, 2009. The Company adopted FSP No. 107-1 and APB No. 28-1 on April 1, 2009. There was no material impact on the Company’s financial condition and statement of operations as a result of the adoption of this statement.
     On April 9, 2009, the FASB issued FSP No. 115-2 and FSP No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. 115-2 and FSP No. 124-2”). This statement incorporates the other-than-temporary impairment guidance from SEC Staff Accounting Bulletin (“SAB”) Topic 5M, “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and expands it to address the unique features of debt securities and clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired. The issuance is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP No. 115-2 and FSP No. 124-2 on April 1, 2009. There was no material impact on the Company’s financial condition and statement of operations as a result of the adoption of this statement.
     On April 9, 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. 157-4”). This statement provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased and emphasizes that even if there has been a significant decrease in volume, the objective of a fair value measurement remains the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The issuance is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP No. 157-4 on April 1, 2009. There was no material impact on the Company’s financial condition and statement of operations as a result of the adoption of this statement.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). This statement provides authoritative guidance on the period after the balance sheet date during which management shall evaluate subsequent events, the circumstances under which subsequent events should be recognized in the financial statements, and the associated required disclosures. The Company adopted SFAS No. 165 on April 1, 2009. This statement will only affect the Company’s financial statements if an event occurs subsequent to the balance sheet date that would require adjustment to the financial statements or associated required disclosures. The Company evaluated events and transactions through the date of this report.
     In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140” (“SFAS No. 166”) to improve the relevance, representational faithfulness, and comparability of the information provided about a transfer of financial assets; the effects of a transfer on financial position, financial performance and cash flows; and a transferor’s continuing involvement in the transferred financial assets. SFAS No. 166 is effective for annual reporting periods beginning after November 15, 2009. The Company is in the process of analyzing the impact of SFAS No. 166, if any, on its financial condition and statement of operations.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”) to improve financial reporting by companies with variable interest entities. SFAS No. 167 will address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity in FASB Statement No. 166, “Accounting for Transfers of Financial Assets,” and the application of certain key provisions of Interpretation 46(R). SFAS No. 167 is effective for annual reporting periods beginning after November 15, 2009. The Company is in the process of analyzing the impact of SFAS No. 167, if any, on its financial condition and statement of operations.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”) to identify the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 168 is effective for interim and annual reporting periods beginning after September 15, 2009. SFAS No. 168, will not have a material impact on the Company’s financial condition and statement of operations.
12. Subsequent Event
     In July 2009, the Company approved the distribution of a stock dividend on August 13, 2009 of one share for every 200 shares owned on the record date of August 3, 2009. The stock dividend has been given retroactive effect in the accompanying consolidated financial statements. Subsequent events have been evaluated through August 7, 2009, which is the date the financial statements were issued.
Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
     The following analysis reviews important factors affecting our financial condition at June 30, 2009, compared to December 31, 2008, and compares the results of operations for the second quarters and six months ended June 30, 2009 and 2008. These comments should be read in conjunction with our consolidated financial statements and accompanying notes appearing in this report and the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2008. All percentage and dollar variances noted in the following analysis are calculated from the balances presented in the accompanying consolidated financial statements.

Forward-Looking Statements
     This report on Form 10-Q may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations relating to present or future trends or factors generally affecting the banking industry and specifically affecting our operations, markets and products. Without limiting the foregoing, the words “believes”, “expects”, “anticipates”, “estimates”, “projects”, “intends”, and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon assumptions we believe are reasonable and may relate to, among other things, the deteriorating economy and its impact on operating results and credit quality, the adequacy of the allowance for loan losses, changes in interest rates, and litigation results. These forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those projected for many reasons, including without limitation, changing events and trends that have influenced our assumptions. Actual results could differ materially from those projected for many reasons, including without limitation, changing events and trends that have influenced our assumptions. These trends and events include (1) changes in real estate values and economic conditions in the Atlanta, Georgia, metropolitan area and in eastern and northern Florida markets; (2) changes in political, legislative, general business and economic conditions; (3) conditions in the financial markets and economic conditions generally and the impact of recent efforts to address difficult market and economic conditions; (4) our liquidity and sources of liquidity; (5) the terms of the U.S. Treasury Department’s (the “Treasury”) equity investment in us through the TARP Capital Purchase Program and its ability to unilaterally amend any provision of the agreement we entered into with it; (6) a deteriorating economy and its impact on operations and credit quality; (7) unique risks associated with our construction and land development loans; (8) our ability to raise capital; (9) the impact of a recession on our consumer loan portfolio and its potential impact on our commercial portfolio; (10) our ability to maintain and service relationships with automobile dealers and indirect automobile loan purchasers and our ability to profitably manage changes in our indirect automobile lending operations; (11) the accuracy and completeness of information from customers and our counterparties; (12) changes in the interest rate environment and their impact on our net interest margin; (13) difficulties in maintaining quality loan growth; (14) less favorable than anticipated changes in the national and local business environment, particularly in regard to the housing market in general and residential construction and new home sales in particular; (15) the impact of and adverse changes in the governmental regulatory requirements affecting us; (16) the effectiveness of our controls and procedures; (17) our ability to hire and retain skilled people; (18) greater competitive pressures among financial institutions in our market; (19) greater loan losses than historic levels and sufficiency of allowance for loan losses; (20) failure to achieve the revenue increases expected to result from our investments in our growth strategies, including our branch additions, and in our transaction deposit and lending businesses; (21) the volatility and limited trading of our common stock; (22) and the impact of dilution on our common stock.
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
Results of Operations
Earnings
     For the second quarter of 2009, the Company recorded a net loss of $2.8 million compared to net loss of $902,000 for the second quarter of 2008. Net loss available for common equity was $3.6 million for the quarter ended June 30, 2009. Per share losses (basic and diluted) for the second quarter of 2009 and 2008 were $.37 and $.09, respectively. Net (loss) income for the six months ended June 30, 2009 was $(6.2) million compared to $208,000 for the same period in 2008. Earnings (loss) per share (basic and diluted) for the first six months of 2009 and 2008 were $(.79) and $.02, respectively. The decrease in net income for the second quarter and first six months of 2009 when compared to the same periods in 2008 was primarily due to a $1.4 million and $6.4 million increase in the provision for loan losses to $7.2 million and $16.8 million, respectively. The increase in the provision for loan losses was due to increased nonperforming assets and loan charge-offs caused by the continued recession and slow housing market.
     The Company benefited in the first six months of 2008 from a pretax gain of $1,252,000 on the mandatory redemption of 29,267 shares of Visa, Inc. common stock upon Visa’s successful initial public offering. In addition, the Company reversed a pretax $567,000 litigation expense accrual recorded in the fourth quarter of 2007 to recognize the Company’s proportional share of Visa litigation settlements and litigation reserves.
Net Interest Income
     Net interest income for the second quarter of 2009 remained relatively stable when compared to the same period in 2008. The average balance of interest-earning assets increased by $132.4 million or 8.0% to $1.794 billion for the second quarter of 2009, when compared to the same period in 2008. The yield on interest-earning assets for the second quarter of 2009 was 5.55%, a decrease of 81 basis points when compared to the yield on interest-earning assets for the same period in 2008. The average balance of loans outstanding for the second quarter of 2009 decreased $26.9 million or 1.8% to $1.463 billion when compared to the same period in 2008. Consumer installment and construction lending had the largest decrease from June 2008 to June 2009 as a result of the recession and rising unemployment. The yield on average loans outstanding for the period decreased 58 basis points to 5.95% when compared to the same period in 2008 as a result of a 241 basis point decrease in the average prime lending rate and the effects of an increase in the level of nonperforming loans from $57.3 million at June 30, 2008 to $118.1 million at June 30, 2009.
     The average balance of interest-bearing liabilities increased $99.4 million or 6.6% to $1.607 billion for the second quarter of 2009 and the rate on this average balance decreased 60 basis points to 3.16% when compared to the same period in 2008. The 60 basis point decrease in the cost of interest-bearing liabilities was lower than the 81 basis point decrease in the yield on interest earning assets, resulting in a 21 basis point decrease in net interest spread. Net interest margin decreased 23 basis points to 2.72% for the second quarter of 2009 compared to 2.95% for the same period in 2008. The Bank manages its net interest spread and net interest margin based primarily on its loan and deposit pricing. To maintain its deposit market share and to assist in liquidity management, during the first six months of 2009 as compared to 2008, the Bank did not decrease its deposit pricing as much as it lowered its loan rates, which fluctuate with the change in the prime interest rate. Management will continue to review its deposit pricing in 2009 and forecasts a decrease to cost of funds as higher priced certificates of deposit mature and reset to lower interest rates.
     Net interest income decreased $738,000 or 3.1% in the first six months of 2009 to $23.0 million compared to $23.8 million for the same period in 2008 resulting primarily from a decrease in loan interest income due to lower interest rates on loans, and an increase in nonperforming assets.
     The average balance of interest-earning assets increased by $101.1 million or 6.2% to $1.740 billion for the first six months of 2009, when compared to the same period in 2008. The yield on interest-earning assets for the first six months of 2009 was 5.59%, a decrease of 102 basis points when compared to the yield on interest-earning assets for the same period in 2008. The average balance of loans outstanding for the first six months of 2009 decreased $24.7 million or 1.7% to $1.456 billion when compared to the same period in 2008. In addition to the negative impact of the recession on lending activity, prior to receiving $48.2 million in TARP capital, management actively worked to constrain lending in an effort to preserve capital ratios. The yield on average loans outstanding for the period decreased 83 basis points to 5.95% when compared to the same period in 2008 as a result of a 183 basis point decrease in the average prime lending rate and the effects of an increase in the level of nonperforming loans.
     The average balance of interest-bearing liabilities increased $62.5 million or 4.2% to $1.546 billion for the first six months of 2009 and the rate on this average balance decreased 79 basis points to 3.26% when compared to the same period in 2008. The 79 basis point decrease in the cost of interest-bearing liabilities was lower than the 102 basis point decrease in the yield on interest-earning assets, resulting in a 23 basis point decrease in net interest spread. Net interest margin decreased 25 basis points to 2.70% for the first six months of 2009 compared to 2.95% for the same period in 2008. The Bank manages its net interest spread and net interest margin based primarily on its loan and deposit pricing. Management offered competitive interest rates on select savings and money market accounts in 2009 to grow its market share and assist in liquidity management.
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
     The allowance for loan losses for homogenous pools is allocated to loan types based on historical net charge-off rates adjusted for any current or anticipated changes in these trends. The specific allowance for individually reviewed nonperforming loans and loans having greater than normal risk characteristics is based on a specific loan impairment analysis.
     In determining the appropriate level for the allowance, management ensures that the overall allowance appropriately reflects a margin for the imprecision inherent in most estimates of the range of probable credit losses. This additional amount, if any, is reflected in the overall allowance. Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio at June 30, 2009 (see “Asset Quality”).
     The provision for loan losses for the second quarter and first six months of 2009 was $7.2 million and $16.8 million, respectively, compared to $5.9 million and $10.5 million for the same periods in 2008. The allowance for loan losses as a percentage of loans at June 30, 2009, was 2.79% compared to 2.43% at December 31, 2008, and to 1.56% at June 30, 2008. The increase in the provision in the second quarter and first six months of 2009 as compared to the same periods in 2008 and the increase in the allowance as a percentage of loans at June 30, 2009, was due to management’s assessment of the continued recession and slow housing market, as well as increased charge-offs in both the residential construction and consumer loan portfolios. The ratio of net charge-offs to average loans on an annualized basis for the first six months of 2009 increased to 2.08% compared to .63% for the same period in 2008. The ratio of net charge-offs to average loans for the year ended December 31, 2008 was 1.36%. The following schedule summarizes changes in the allowance for loan losses for the periods indicated (dollars in thousands):

	Six Months Ended		Year Ended
	June 30,		December 31,
	2009	2008	2008
Balance at beginning of period	$33,691	$16,557	$16,557
Charge-offs:
Commercial, financial and agricultural	301	14	99
SBA	519	—	220
Real estate-construction	6,651	850	9,083
Real estate-mortgage	190	124	332
Consumer installment	6,600	4,013	10,841

Total charge-offs	14,261	5,001	20,575

Recoveries:
Commercial, financial and agricultural	8	1	5
SBA	5	56	215
Real estate-construction	22	5	43
Real estate-mortgage	—	13	14
Consumer installment	398	440	882

Total recoveries	433	515	1,159

Net charge-offs	13,828	4,486	19,416
Provision for loan losses	16,800	10,450	36,550

Balance at end of period	$36,663	$22,521	$33,691

Annualized ratio of net charge-offs to average loans	2.08%	.63%	1.36%

Allowance for loan losses as a percentage of loans at end of period	2.79%	1.56%	2.43%

     Substantially all of the consumer installment loan net charge-offs in the first six months of 2009 and 2008 were from the indirect automobile loan portfolio. Consumer installment loan net charge-offs increased $2.6 million to $6.2 million for the six months ended June 30, 2009, compared to the same period in 2008. The national and Atlanta economies continued to decline in the first six months of 2009, as the continuing economic recession impacted our consumer lending portfolio. The annualized ratio of net charge-offs to average consumer loans outstanding was 1.84% and .96% during the first six months of 2009 and 2008, respectively.
     Construction loan net charge-offs were $6.6 million in the first six months of 2009 compared to $845,000 in the same period of 2008. The residential construction markets continued to show the effects of the recession and slow housing market, directly contributing to the increase in non-performing and charged-off real estate construction loans. Management will continue to monitor closely and aggressively address credit quality and trends in the residential construction loan portfolio.
Noninterest Income
     Noninterest income for the second quarter and first six months of 2009 was $7.8 million and $14.6 million, respectively, compared to $4.4 million and $10.0 million for the same periods in 2008, an increase of $3.4 million for the quarter and $4.5 million for the six month period. The increases were a result of the Bank’s expansion of its mortgage banking division partially offset by decreases in indirect lending activities, SBA lending activities, gain on sale of securities, and other operating income.
     Income from mortgage banking activities increased $4.5 million and $8.1 million to $4.6 million and $8.3 million for the second quarter and first six months of 2009, respectively, compared to the same periods in 2008. In the first quarter of 2009, management made the strategic decision to expand the mortgage banking operation by hiring over 60 former employees of an Atlanta based mortgage company which closed down operations. As a result of this expansion and favorable mortgage interest rates, the Bank originated approximately $371 million and $456 million in mortgage loans during the second quarter and first six months of 2009, respectively, compared to $6.0 million and $11.6 million for the same periods in 2008. Origination fee income for the second quarter and first six months of 2009 was $2.3 million and $3.5 million, respectively, compared to $69,000 and $100,000 for the same periods in 2008. Gain on loans sold increased from $41,000 for the quarter ended June 30, 2008 to $2.7 million for the same quarter in 2009 and $70,000 to $3.5 million for the first six months of 2008 compared to 2009. In addition, on January 1, 2009 the Bank elected under SFAS No. 159 to value its loans held-for-sale at fair value. This valuation along with the mark to market on the derivatives associated with interest rate lock commitments and related hedges resulted in the recognition of a mark to market gain of $1.3 million during the first six months of 2009 (See Note 7).
     Income from indirect lending activities, which includes both net gains from the sale of indirect automobile loans and servicing and ancillary loan fees on loans sold, decreased $459,000 and $901,000 in the second quarter and first six months of 2009, respectively, compared to the same periods in 2008. The decreases were a result of a reduction in gain on sales due to lower sales and lower indirect automobile loans serviced for others. With the continued liquidity and credit crisis, automobile sales have been down and the secondary markets continued to show little activity during 2009 though management did begin to see some signs of improvement in the second quarter of 2009. Through June 30, 2009, there were servicing retained sales of $27.8 million of indirect automobile loans, $13.1 million of which occurred in the second quarter. In 2008 there were servicing retained sales of $55.6 million during the first six months, $28.1 million in the second quarter, and a servicing released sale of $24.0 million in the first quarter of 2008. The average amount of loans serviced for others decreased from $278 million for the first six months of 2008 to $225 million for the same period in 2009, a decrease of $54 million or 19.4% due to monthly principal payments which exceeded the additional loans serviced for others added because of fewer servicing retained loan sales.
     For the second quarter and first six months of 2009 compared to the same period in 2008, income from SBA lending activities decreased $104,000 and $340,000, respectively, due to a reduction in the gain on loans sold and a reduction in the volume of loans sold. SBA loans sold totaled $4.1 million and $8.9 million for the second quarter and first six months of 2009, respectively, compared to $5.8 million and $12.5 million sold in the second quarter and first six months of 2008. With the continuing volatility in credit markets, demand for loan sales and therefore the market price and profit on loan sales have been less than they have been for us historically.
     Securities gains decreased $1.3 million for the first six months of 2009 compared to the same period in 2008 because of the 2008 mandatory redemption of 29,267 shares of Visa, Inc. common stock which resulted in the gain of $1.3 million. Other operating income decreased $144,000 and $377,000 for the second quarter and first six months of 2009, respectively, compared to 2008 because of lower brokerage fee income, and lower insurance sales commissions.
Noninterest Expense
     Noninterest expense was $17.5 million for the second quarter of 2009, compared to $12.5 million for the same period in 2008, an increase of $5.0 million. The increase was a result of higher salaries and benefits expense which increased $2.5 million as a result of the expansion of the mortgage division and the associated commission expense. ORE related expenses, which were $1.9 million in the second quarter of 2009, increased $849,000 compared to the same period in 2008. The increase was a result of higher foreclosed assets held by the Bank during 2009. The average ORE balance increased to $23.0 million for the second quarter of 2009 compared to $12.9 million for the same period in 2008. The ORE expense is made up of $1.5 million in provision for other real estate losses and $483,000 in maintenance, real estate taxes, and other related expenses. In addition, total FDIC insurance expense increased $1.3 million primarily related to a FDIC special assessment of five basis points on total assets as of June 30, 2009 and an increase in our regular assessment of $405,000.
     Noninterest expense was $31.5 million for the first six months of 2009, compared to $23.8 million for the same period in 2008, an increase of $7.7 million. The increase was a result of higher salaries and benefits expense which increased $3.5 million as a result of the expansion of the mortgage division and the associated commission expense. ORE related expenses, which were $2.7 million for the first six months of 2009, increased $1.5 million compared to the same period in 2008. The increase was a result of higher foreclosed assets held by the Bank during 2009. The average ORE balance increased 99.2% to $20.7 million for the first six months of 2009 compared to $10.4 million for the same period in 2008. The ORE expense is made up of $2.0 million in provision for other real estate losses and $710,000 in maintenance, real estate taxes, and other related expenses.
     Other significant variances include the reversal of a $567,000 accrual in the first quarter of 2008 related to the reserve for Fidelity’s estimated proportional share of a settlement of the Visa litigation with Discover Financial Services which did not reoccur in 2009, and an increase of $1.5 million primarily related to a higher FDIC special assessment discussed previously.
Provision for Income Taxes
     The provision for income taxes for the second quarter and first six months of 2009 was a benefit of $2.1 million and $4.5 million, respectively, compared to a benefit of $976,000 and $681,000 for the same periods in 2008. The income tax benefit recorded in the second quarter and first six months of 2009 was primarily the result of a pretax loss as well as the recognition of state income tax credits earned.

Financial Condition
Assets
     Total assets were $1.895 billion at June 30, 2009, compared to $1.763 billion at December 31, 2008, an increase of $131.8 million, or 7.5%. This increase was due to a $107.9 million increase in investment securities available-for-sale, and a $113.3 million increase in loans held-for-sale offset in part by a decrease of $73.3 million in loans and a decrease of $26.1 million in cash and cash equivalents.
     Investment securities available-for-sale increased $107.9 million or 83.8% to $236.7 million at June 30, 2009 compared to December 31, 2008. A leveraged purchase transaction allowed the Bank to quickly and prudently increase earning assets to generate interest income. In March, the Bank purchased $127.7 million in FNMA and GNMA mortgage backed securities and funded the purchases with $30.0 million in fixed rate wholesale borrowings and the remainder from increased deposit balances and excess liquidity. These transactions are part of our earnings strategy permitted by our strong capital levels. There were no investment sales during the six months ended June 30, 2009.
     Loans held-for-sale increased $113.3 million or 202.9% to $169.1 million at June 30, 2009 compared to December 31, 2008. The increase was due to an increase in mortgage loans held-for-sale as a result of refinancing activity generated by lower interest rates and the expanded mortgage operation in the first quarter of 2009 which resulted in new loan originations totaling $456 million.
     Loans decreased $73.3 million or 5.3% to $1.315 billion at June 30, 2009 compared to $1.388 billion at December 31, 2008. The decrease in loans was primarily the result of a decrease in consumer installment loans of $97.6 million or 7.8% to $626.2 million, and a decrease in real estate construction loans of $89.3 million or 18.2% to $200.5 million. Until receiving the TARP Capital Purchase Program capital infusion in December of 2008, management actively engaged in reducing the level of the loan portfolio to preserve capital ratios. By slowing originations in the consumer installment portfolio, the normal monthly principal paydowns led to lower outstanding loans. As the liquidity and credit crisis continued during the first six months of 2009, demand for construction loans continued to be limited and the portfolio balance continued to decrease including $17.1 million in loans that were transferred to other real estate. Management expects the trend of decreasing construction loans to continue in 2009 due to continued payoffs and lack of demand for new residential construction while the consumer installment portfolio is expected to increase because of a recent expansion in loan origination personnel.
     Cash and cash equivalents decreased $26.1 million or 28.4% to $65.9 million at June 30, 2009 compared to December 31, 2008. This balance varies with the Bank’s liquidity needs and is influenced by scheduled loan closings, investment purchases, timing of customer deposits, and loan sales.

Loans
     The following schedule summarizes our total loans at June 30, 2009, and December 31, 2008 (dollars in thousands):

	June 30,	December 31,
	2009	2008
Loans:
Commercial, financial and agricultural	$125,903	$137,988
Tax exempt commercial	7,115	7,508
Real estate – mortgage – commercial	233,360	202,516

Total commercial	366,378	348,012
Real estate – construction	200,543	245,153
Real estate – mortgage – residential	121,516	115,527
Consumer installment	626,241	679,330

Loans	1,314,678	1,388,022
Allowance for loan losses	(36,663)	(33,691)

Loans, net of allowance	$1,278,015	$1,354,331

Total Loans:
Loans	$1,314,678	$1,388,022
Loans Held-for-Sale:
Residential mortgage	125,811	967
Consumer installment	15,000	15,000
SBA	28,315	39,873

Total loans held-for-sale	169,126	55,840

Total loans	$1,483,804	$1,443,862

Asset Quality
     The following schedule summarizes our asset quality position at June 30, 2009, and December 31, 2008 (dollars in thousands):

	June 30,		December 31,
	2009		2008
Nonperforming assets:
Nonaccrual loans	$91,605		$98,151
Repossessions	1,509		2,016
Other real estate	25,025		15,063

Total nonperforming assets	$118,139		$115,230

Loans 90 days past due and still accruing	$—		$—

Allowance for loan losses	$36,663		$33,691

Ratio of loans past due and still accruing to loans	—%		—%

Ratio of nonperforming assets to total loans ORE, and repossessions	7.82%		7.89%

Allowance to period-end loans	2.79%		2.43%

Allowance to nonaccrual loans and repossessions (coverage ratio)	.39	x	.34	x

     The increase in nonperforming assets, approximately 96% of which totals are secured by real estate, from December 31, 2008 to June 30, 2009, reflects a $10 million increase in other real estate as previously nonperforming real estate loans moved to foreclosure and an additional $3.5 million in previously performing loans (mostly secured by real estate) that were classified as nonperforming.
     The $91.6 million in nonaccrual loans at June 30, 2009, included $80.0 million in residential construction related loans, $7.7 million in commercial and SBA loans and $3.9 million in retail and consumer loans. Of the $80.0 million in residential construction related loans on nonaccrual, $40.6 million was related to 179 single family construction loans with completed homes and homes in various stages of completion, $35.9 million was related to 611 single family developed lots, and $3.5 million related to other loans.
     The $25.0 million in other real estate at June 30, 2009, was made up of three commercial properties with a balance of $2.1 million and the remainder were residential construction related balances which consisted of $12.7 million in 65 residential single family homes completed or substantially completed, $8.9 million in 206 single family developed lots, and $1.3 million in two parcels of undeveloped land.
Investment Securities
     Total unrealized gains on investment securities available-for-sale, net of unrealized losses of $1.2 million, were $3.2 million at June 30, 2009. Total unrealized gains on investment securities available-for-sale, net of unrealized losses of $890,000, were $3.0 million at December 31, 2008. Net unrealized gains on investment securities available-for-sale decreased $110,000 during the first six months of 2009.
     If fair value of a debt security is less than its amortized cost basis at the balance sheet date, management must determine if the security has an other than temporary impairment (“OTTI”). If management does not expect to recover the entire amortized cost basis of a security, an OTTI has occurred. If management’s intention is to sell the security, an OTTI has occurred. If it is more likely than not that management will be required to sell a security before the recovery of the amortized cost basis, an OTTI has occurred. The Company will recognize the full OTTI in earnings if it intends to sell a security or will more likely than not be required to sell the security. Otherwise an OTTI will be separated into the amount representing a credit loss and the amount related to all other factors. The amount of an OTTI related to credit losses will be recognized in earnings. The amount related to other factors will be recognized in other comprehensive income, net of taxes. In estimating other-than temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, (iii) the financial condition and near term prospects of the insurer, if applicable, and (iv) the intent and ability of the Company to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
     Twelve individual investment securities were in a continuous unrealized loss position in excess of 12 months at June 30, 2009, with an aggregate unrealized loss of $655,000. These securities were municipal securities and the unrealized loss positions resulted not from credit quality issues, but from market interest rate increases over the interest rates prevalent at the time the securities were purchased, and are considered temporary, with full collection of principal and interest anticipated.
     Also, as of June 30, 2009, management had the intent to hold the temporarily impaired securities and it is not more likely than not that the Company will have to sell the securities before recovery of the amortized cost basis. Accordingly, as of June 30, 2009, management believes the impairments discussed above are temporary and no impairment loss has been recognized in our Consolidated Statements of Operations.

Deposits
     Total deposits at June 30, 2009, were $1.566 billion compared to $1.444 billion at December 31, 2008, a $122.3 million or 8.5% increase. Savings deposits increased $120.3 million or 60.3% to $319.8 million. Interest-bearing demand and money market accounts increased $44.7 million or 21.4% to $253.4 million. Time deposits decreased $33.7 million or 3.8% to $863.2 million. Noninterest-bearing demand deposits decreased $9.0 million or 6.5% to $129.6 million. Savings accounts increased we believe in part due to an advertising campaign launched by the Bank in the first quarter of 2009 which continued into the second quarter. Noninterest-bearing demand accounts decreased primarily due to lower business account balances as general liquidity has decreased as the recession continued. Interest-bearing demand and money market account balances increased as a result of an advertising campaign for our promotional rate money market accounts in the first quarter of 2009. Time deposits decreased as management allowed higher cost maturities to go unreplaced as a result of improved liquidity from higher core deposits consisting of demand, savings and money market accounts.
Other Long-Term Debt
     Other long-term debt increased $27.5 million or 57.9% to $75.0 million at June 30, 2009 compared to $47.5 million at December 31, 2008. The increase is a result of management’s decision to enter into a leveraged purchase transaction that allowed the Bank to quickly and prudently increase earning assets to generate interest income. In March 2009, the Bank purchased $127.7 million in FNMA and GNMA mortgage backed securities and funded the purchases with $30.0 million in long-term fixed rate FHLB advances, and the remainder from increased deposit balances and excess liquidity. The increase was partially offset by the reclassification of a $2.5 million FHLB advance to short-term borrowings. The new long-term advances are discussed below.
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
     On March 12, 2009, the Company entered into a $15.0 million three year FHLB fixed rate advance collateralized with pledged qualifying real estate loans and maturing April 13, 2012. The advance bears interest at 2.56%. The Bank may prepay the advance subject to a prepayment penalty. However, should the FHLB receive compensation from its hedge parties upon repayment, that compensation would be payable to the Bank less an administrative fee.
Subordinated Debt
     The Company has five unconsolidated business trust (“trust preferred”) subsidiaries that are variable interest entities. The Company’s subordinated debt consists of the outstanding obligations of the five trust preferred issues and the amounts to fund the investments in the common stock of those entities.

     The following schedule summarizes our subordinated debt at June 30, 2009 (dollars in thousands):

Type	Issued(1)	Subordinated Debt	Interest Rate
Trust Preferred	March 8, 2000	$10,825	Fixed @ 10.875%
Trust Preferred	July 19, 2000	10,309	Fixed @ 11.045%
Trust Preferred	June 26, 2003	15,464	Variable @ 3.704%(2)
Trust Preferred	March 17, 2005	10,310	Variable @ 2.504%(3)
Trust Preferred	August 20, 2007	20,619	Fixed @ 6.620%(4)

		$67,527

1.	Each trust preferred security has a final maturity thirty years from the date of issuance.

2.	Reprices quarterly at a rate 310 basis points over three month LIBOR and is subject to refinancing or repayment at par with regulatory approval.

3.	Reprices quarterly at a rate 189 basis points over three month LIBOR.

4.	Five year fixed rate, and then reprices quarterly at a rate 140 basis points over three month LIBOR.
Liquidity and Capital Resources
     Market and public confidence in our financial strength and that of financial institutions in general will largely determine the access to appropriate levels of liquidity. This confidence is significantly dependent on our ability to maintain sound credit quality and the ability to maintain appropriate levels of capital resources.
     Liquidity is defined as the ability to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis. Management measures the liquidity position by giving consideration to both on-balance sheet and off-balance sheet sources of and demands for funds on a daily and weekly basis. In addition, because FSC is a separate entity and apart from the Bank, it must provide for its own liquidity. FSC is responsible for the payment of dividends declared for its common and preferred shareholders, and interest and principal on any outstanding debt or trust preferred securities.
     Sources of the Bank’s liquidity include cash and cash equivalents, net of Federal requirements to maintain reserves against deposit liabilities; investment securities eligible for sale or pledging to secure borrowings from dealers and customers pursuant to securities sold under agreements to repurchase (“repurchase agreements”); loan repayments; loan sales; deposits and certain interest-sensitive deposits; brokered deposits; a collateralized line of credit at the Federal Reserve Bank of Atlanta (“FRB”) Discount Window; a collateralized line of credit from the Federal Home Loan Bank of Atlanta (“FHLB”); and borrowings under unsecured overnight Federal funds lines available from correspondent banks. Substantially all of FSC’s liquidity is obtained from subsidiary service fees and dividends from the Bank, which is limited by applicable law. The principal demands for liquidity are new loans, anticipated fundings under credit commitments to customers and deposit withdrawals.
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

     In addition to the availability of brokered deposits and the ability to increase retail deposits, as of June 30, 2009, we had the following sources of available unused liquidity (in thousands):

	June 30,
	2009
Unpledged securities	$109,000
FHLB advances	7,000
FRB lines	211,000
Unsecured Federal funds lines	47,000	(1)
Additional FRB line based on eligible but unpledged collateral	159,000

Total sources of available unused liquidity	$533,000

(1)	Unsecured line of $20 million cancelled effective July 1, 2009 due to bank closure.
     The Company’s net liquid asset ratio, defined as federal funds sold, investments maturing within 30 days, unpledged securities, available unsecured federal funds lines of credit, FHLB borrowing capacity and available brokered certificates of deposit divided by total assets increased from 6.2% at June 30, 2008 and 13.1% at December 31, 2008 to 15.3% at June 30, 2009.
Shareholders’ Equity
     Shareholders’ equity was $129.7 million at June 30, 2009, and $136.6 million at December 31, 2008. Shareholders’ equity as a percent of total assets was 6.84% at June 30, 2009, compared to 7.75% at December 31, 2008. The decrease in shareholders’ equity in the first six months of 2009 was primarily the result of a net loss and preferred dividends paid. This decrease was somewhat offset by the issuance of common stock.
     At June 30, 2009, and December 31, 2008, the Company exceeded all minimum capital ratios required by the FRB, as reflected in the following schedule:

	FRB
	Minimum
	Capital	June 30,	December 31,
Capital Ratios:	Ratio	2009	2008
Leverage	4.00%	8.48%	10.04%
Risk-Based Capital
Tier I	4.00	10.21	11.18
Total	8.00	12.93	13.67

     The following table sets forth the capital requirements for the Bank under FDIC regulations and the Bank’s capital ratios at June 30, 2009, and December 31, 2008, respectively:

	FDIC
	Regulations
	Well	June 30,	December 31,
Capital Ratios:	Capitalized	2009	2008
Leverage	5.00%(1)	8.77%	9.97%
Risk-Based Capital
Tier I	6.00	10.58	11.01
Total	10.00	12.48	12.92

(1)	8% required by memorandum of understanding.
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
     On October 14, 2008, the U.S. Treasury announced the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (the “Program”). The Program was instituted by the Treasury pursuant to the Emergency Economic Stabilization Act of 2008 (“EESA”), which provides up to $700 billion to the Treasury to take equity positions in financial institutions. On December 19, 2008, as part of the Program, Fidelity entered into a Letter Agreement (“Letter Agreement”) and a Securities Purchase Agreement – Standard Terms with the Treasury, pursuant to which Fidelity agreed to issue and sell, and the Treasury agreed to purchase (1) 48,200 shares of Fidelity’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and (2) a ten-year warrant to purchase up to 2,266,458 shares of the Company’s common stock at an exercise price of $3.19 per share, for an aggregate purchase price of $48.2 million in cash. Pursuant to the terms of the Letter Agreement, the ability of Fidelity to declare or pay dividends or distributions of its common stock is subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share ($.01) declared on the common stock prior to December 19, 2008, as adjusted for subsequent stock dividends and other similar actions. In addition, as long as the preferred shares are outstanding, dividends payments are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. This restriction will terminate on the third anniversary of the date of issuance of the preferred shares or, if earlier, the date on which the preferred shares have been redeemed in whole or the Treasury has transferred all of the preferred shares to third parties.
     During the first six months of 2009, we did not pay any cash dividends on our common stock compared to the $.18 per share paid in the same period in 2008. In July of 2009, the Company approved the distribution of a stock dividend on August 13, 2009 of one share for every 200 shares owned on the record date. Dividends for the remainder of 2009 will be reviewed quarterly, with the declared and paid dividend consistent with current earnings, capital requirements and forecasts of future earnings.
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
     The interest rate sensitivity structure within our balance sheet at June 30, 2009, indicated a cumulative net interest sensitivity liability gap of 3.36% when projecting out one year. In the near term, defined as 90 days, there was a cumulative net interest sensitivity asset gap of 10.38% at June 30, 2009. When projecting forward six months, there was a cumulative net interest sensitivity asset gap of 2.59%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. Our policy states that the cumulative gap at six months and one year should generally not exceed 15% and 10%, respectively. The Bank was within established tolerances at June 30, 2009.
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

Changes in Internal Control over Financial Reporting
     There has been no change in the Company’s internal control over financial reporting during the six months ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     We are a party to claims and lawsuits arising in the course of normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of June 30, 2009, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our results of operations or financial condition.
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
Item 4. Submission of Matters To A Vote Of Security Holders
     There were two matters submitted to a vote of security holders at Fidelity’s annual meeting of shareholders held on April 23, 2009.
     There were 9,724,060 shares of Common Stock of Fidelity eligible to be voted at the Annual Meeting and 8,354,691 shares were represented at the meeting by the holders thereof, which constituted a quorum. The first proposal was the election of nine directors to serve until the next annual meeting of shareholders or until their successors are elected and qualified. The number of votes for the election of the directors was as follows:

Director	Votes Cast For	Votes Withheld
James B. Miller, Jr.	7,623,989	730,701
David R. Bockel	7,574,790	779,900
Edward G. Bowen, M.D.	7,669,184	685,506
Kevin S. King	7,668,093	686,597
Donald A. Harp, Jr.	7,669,184	685,506
H. Palmer Proctor, Jr.	7,668,832	685,858
Robert J. Rutland	7,645,668	709,022
W. Clyde Shepherd, III	7,664,835	689,855
Rankin M. Smith, Jr.	7,500,392	854,298
     The second proposal was a non-binding advisory vote on the compensation of its “Named Executive Officers” as described in the proxy statement. This proposal gave Fidelity’s shareholders the opportunity to endorse or not endorse executive compensation and policies. The number of votes for the proposal endorsing the compensation was as follows:

Votes Cast For	Votes Withheld
7,294,034	170,653

Item 6. Exhibits
(a) Exhibits. The following exhibits are filed as part of this Report.
3(a)	Amended and Restated Articles of Incorporation of Fidelity Southern Corporation, as amended effective December 16, 2008 (incorporated by reference from Exhibit 3(a) to Fidelity Southern Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

3(b)	By-Laws of Fidelity Southern Corporation, as amended (incorporated by reference from Exhibit 3(b) to Fidelity Southern Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY SOUTHERN CORPORATION (Registrant)
Date: August 7, 2009	BY:	/s/ James B. Miller, Jr.
James B. Miller, Jr.
Chief Executive Officer

Date: August 7, 2009	BY:	/s/ Stephen H. Brolly
Stephen H. Brolly
Chief Financial Officer