Form 10-Q
period 2009-09-30
FIDELITY SOUTHERN CORP
filed 2009-11-06
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a Smaller Reporting Company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 31, 2009
Common Stock, no par value	9,955,143

FIDELITY SOUTHERN CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
(Dollars in thousands)	2009	2008
Assets
Cash and due from banks	$138,781	$58,988
Interest-bearing deposits with banks	2,744	9,853
Federal funds sold	5,558	23,184

Cash and cash equivalents	147,083	92,025
Investment securities available-for-sale (amortized cost of $217,964 and $126,599 at September 30, 2009, and December 31, 2008, respectively)	223,907	128,749
Investment securities held-to-maturity (approximate fair value of $21,243 and $25,467 at September 30, 2009, and December 31, 2008, respectively)	20,452	24,793
Investment in FHLB stock	6,767	5,282
Loans held-for-sale (loans at fair value: $82,795 at September 30, 2009; $0 at December 31, 2008)	125,045	55,840
Loans	1,313,887	1,388,022
Allowance for loan losses	(35,548)	(33,691)

Loans, net of allowance for loan losses	1,278,339	1,354,331
Premises and equipment, net	18,363	19,311
Other real estate, net	21,239	15,063
Accrued interest receivable	8,053	8,092
Bank owned life insurance	28,745	27,868
Other assets	34,401	31,759

Total assets	$1,912,394	$1,763,113

Liabilities
Deposits:
Noninterest-bearing demand deposits	$154,714	$138,634
Interest-bearing deposits:
Demand and money market	251,430	208,723
Savings	416,126	199,465
Time deposits, $100,000 and over	294,714	317,540
Other time deposits	381,574	389,566
Brokered deposits	108,963	189,754

Total deposits	1,607,521	1,443,682
Other short-term borrowings	18,261	55,017
Subordinated debt	67,527	67,527
Other long-term debt	75,000	47,500
Accrued interest payable	4,319	7,038
Other liabilities	7,743	5,745

Total liabilities	1,780,371	1,626,509

Shareholders’ Equity
Preferred stock, no par value. Authorized 10,000,000; 48,200 shares issued and outstanding.	44,475	43,813
Common stock, no par value. Authorized 50,000,000; issued and outstanding 9,952,766 and 9,756,039 at September 30, 2009, and December 31, 2008, respectively	52,810	51,886
Accumulated other comprehensive income, net of taxes	3,685	1,333
Retained earnings	31,053	39,572

Total shareholders’ equity	132,023	136,604

Total liabilities and shareholders’ equity	$1,912,394	$1,763,113

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(Dollars in thousands except per share data)	2009	2008	2009	2008
Interest income
Loans, including fees	$65,112	$73,930	$22,208	$24,082
Investment securities	7,896	5,606	2,824	1,912
Federal funds sold and bank deposits	106	189	44	94

Total interest income	73,114	79,725	25,076	26,088

Interest expense
Deposits	30,648	37,204	9,478	11,990
Short-term borrowings	422	1,680	44	450
Subordinated debt	3,527	3,977	1,143	1,291
Other long-term debt	1,672	1,146	610	421

Total interest expense	36,269	44,007	11,275	14,152

Net interest income	36,845	35,718	13,801	11,936
Provision for loan losses	21,300	21,850	4,500	11,400

Net interest income after provision for loan losses	15,545	13,868	9,301	536

Noninterest income
Service charges on deposit accounts	3,264	3,589	1,138	1,226
Other fees and charges	1,486	1,474	509	499
Mortgage banking activities	11,338	245	3,081	50
Indirect lending activities	3,237	4,187	1,042	1,091
SBA lending activities	584	1,164	147	387
Securities gains	519	1,306	519	42
Bank owned life insurance	948	904	321	303
(Loss) gain on sale of other real estate, net	(50)	133	259	(2)
Other	462	891	202	255

Total noninterest income	21,788	13,893	7,218	3,851

Noninterest expense
Salaries and employee benefits	24,969	19,787	8,127	6,457
Furniture and equipment	2,055	2,277	709	757
Net occupancy	3,296	3,066	1,114	1,044
Communication	1,195	1,253	430	435
Professional and other services	3,628	2,792	1,292	928
Advertising and promotion	588	409	155	135
Stationery, printing and supplies	455	510	158	165
Insurance	412	265	249	73
FDIC insurance premiums	2,756	725	877	300
Other	8,637	5,342	3,356	2,285

Total noninterest expense	47,991	36,426	16,467	12,579

(Loss) income before income tax benefit	(10,658)	(8,665)	52	(8,192)
Income tax benefit	(4,875)	(3,998)	(346)	(3,317)

Net (loss) income	(5,783)	(4,667)	398	(4,875)
Preferred stock dividends	(2,469)	—	(823)	—

Net loss available to common equity	$(8,252)	$(4,667)	$(425)	$(4,875)

(Loss) earnings per share:
Basic (loss) earnings per share	$(.83)	$(.48)	$(.04)	$(.50)

Diluted (loss) earnings per share	$(.83)	$(.48)	$(.04)	$(.50)

Dividends declared per share	$—	$.19	$—	$.01

Weighted average common shares outstanding-basic	9,933,391	9,641,463	9,993,958	9,680,295

Weighted average common shares outstanding-fully diluted	9,933,391	9,641,463	9,993,958	9,680,295

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2009	2008
Operating Activities
Net loss	$(5,783)	$(4,667)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for loan losses	21,300	21,850
Depreciation and amortization of premises and equipment	1,445	1,645
Other amortization	617	319
Reserve for impairment of other real estate	3,138	1,423
Share-based compensation	181	100
Proceeds from sales of loans	640,887	125,721
Proceeds from sales of other real estate	12,624	5,220
Loans originated for resale	(704,106)	(112,338)
Gain on loan sales	(5,986)	(1,826)
Gain on sales of investment securities	(519)	(1,306)
Loss (gain) on sales of other real estate	50	(133)
Increase in cash value of bank owned life insurance	(877)	(819)
Net (decrease) increase in deferred income taxes	1,609	(4,956)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	39	721
Other assets	(6,045)	(874)
Accrued interest payable	(2,719)	240
Other liabilities	1,771	(712)

Net cash (used in) provided by operating activities	(42,374)	29,608

Investing Activities
Purchases of investment securities available-for-sale	(149,236)	(44,314)
Purchases of investment in FHLB stock	(1,485)	(4,927)
Proceeds received from sale of investment securities available-for-sale	26,069	5,703
Maturities and calls of investment securities held-to-maturity	4,350	3,231
Maturities and calls of investment securities available-for-sale	32,048	15,401
Redemption of investment in FHLB stock	—	5,310
Net decrease (increase) in loans	33,102	(63,108)
Capital improvements to other real estate	(398)	(541)
Purchases of premises and equipment	(497)	(2,698)

Net cash used in investing activities	(56,047)	(85,943)

Financing Activities
Net increase (decrease) in transactional accounts	275,448	(87,602)
Net (decrease) increase in time deposits	(111,609)	147,796
Proceeds of issuance of other long-term debt	30,000	27,500
Repayment of other long-term debt	(2,500)	(5,000)
Net decrease in short-term borrowings	(36,756)	(2,505)
Dividends paid	(2)	(1,783)
Proceeds from the issuance of common stock	478	544
Preferred stock dividends paid	(1,580)	—

Net cash provided by financing activities	153,479	78,950

Net increase in cash and cash equivalents	55,058	22,615

Cash and cash equivalents, beginning of period	92,025	30,047

Cash and cash equivalents, end of period	$147,083	$52,662

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$38,988	$43,767

Income taxes	$3,316	$1,350

Non-cash transfers to other real estate	$21,590	$15,330

Accrued but unpaid dividend on preferred stock	$308	$—

Accretion on U.S. Treasury preferred stock	$662	$—

Loans transferred from held-for-sale	$—	$5,944

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2009
1. Basis of Presentation
     The accompanying unaudited consolidated financial statements include the accounts of Fidelity Southern Corporation and its wholly owned subsidiaries (“Fidelity”). Fidelity Southern Corporation (“FSC”) owns 100% of Fidelity Bank (the “Bank”), and LionMark Insurance Company, an insurance agency offering consumer credit related insurance products. FSC also owns five subsidiaries established to issue trust preferred securities, which entities are not consolidated for financial reporting purposes in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) “Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51” which is now codified in Accounting Standards Codification (“ASC”) 942-810-55, as FSC is not the primary beneficiary. The “Company”, as used herein, includes FSC and its subsidiaries, unless the context otherwise requires.
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
     In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. All such adjustments are normal recurring accruals. Certain previously reported amounts have been reclassified to conform to current presentation. These reclassifications had no impact on previously reported net income, or shareholders’ equity or cash flows. The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Other than as discussed in Note 7, there were no new accounting policies or changes to existing policies adopted in the first nine months of 2009, which had a significant effect on the results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.
     Operating results for the nine month period ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and Annual Report to Shareholders for the year ended December 31, 2008.

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
     The FRB, FDIC, and GDBF have established capital adequacy requirements as a function of their oversight of bank holding companies and state chartered banks. Each bank holding company and each bank must maintain certain minimum capital ratios. At September 30, 2009, and December 31, 2008, the Company exceeded all capital ratios required by the FRB, FDIC, and GDBF to be considered well capitalized. In addition, the Bank’s Tier 1 leverage ratio of 9.05% exceeded the 8% minimum required by a memorandum of understanding executed in 2008 between the Bank, the FDIC and the GDBF.
     Earnings per share were calculated as follows:

	For the Quarter Ended
	September 30,
	2009	2008
Net income (loss)	$398	$(4,875)
Less dividends on preferred stock	(823)	—

Net loss available to common equity	$(425)	$(4,875)

Average common shares outstanding	9,895	9,442
Effect of stock dividends	99	238

Average common shares outstanding — basic	9,994	9,680

Dilutive stock options and warrants	—	—

Average common shares outstanding — dilutive	9,994	9,680

Loss per share — basic	$(.04)	$(.50)
Loss per share — dilutive	$(.04)	$(.50)

	For the Nine Months Ended
	September 30,
	2009	2008
Net loss	$(5,783)	$(4,667)
Less dividends on preferred stock	(2,469)	—

Net loss available to common equity	$(8,252)	$(4,667)

Average common shares outstanding	9,737	9,404
Effect of stock dividends	196	237

Average common shares outstanding — basic	9,933	9,641

Dilutive stock options and warrants	—	—

Average common shares outstanding — dilutive	9,933	9,641

Loss per share — basic	$(.83)	$(.48)
Loss per share — dilutive	$(.83)	$(.48)
     2,771,197 options were excluded from the calculation of dilutive loss per share because the effect of including the options would be antidilutive.
3. Contingencies
     Due to the nature of their activities, the Company and its subsidiaries are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of September 30, 2009. While it is difficult to predict or determine the outcome of these proceedings, it is the opinion of management, after consultation with its legal counsel, that the ultimate liabilities, if any, will not have a material adverse impact on the Company’s consolidated results of operations, financial position or cash flows.
4. Comprehensive Income (Loss)
     Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), related to unrealized gains and losses on investment securities classified as available-for-sale. All other comprehensive income (loss) items are tax effected at a rate of 38% for each period.
     During the third quarter and first nine months of 2009, other comprehensive income net of tax was $2.4 million. Other comprehensive income (loss), net of tax, was $669,000 and $(297,000) for the comparable periods in 2008. Comprehensive income (loss) for the third quarter and first nine months of 2009 was $2.8 million and $(3.4) million, respectively, compared to comprehensive loss of $4.0 million and $4.8 million for the same periods in 2008.
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
     The Fidelity Southern Corporation Equity Incentive Plan (the “2006 Incentive Plan”), permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other incentive awards (“Incentive Awards”). The maximum number of shares of the Company’s common stock that may be issued under the 2006 Incentive Plan is 750,000 shares, all of which may be stock options. Generally, no award shall be exercisable or become vested or payable more than 10 years after the date of grant. Options granted under the 2006 Incentive Plan have four year terms and become fully exercisable at the end of three years of continued employment. Incentive awards available under the 2006 Incentive Plan totaled 313,242 shares at September 30, 2009.
     A summary of option activity as of September 30, 2009, and changes during the nine month period then ended is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of share	Exercise	Contractual	Intrinsic
	options	Price	Terms	Value
Outstanding at January 1, 2009	517,074	$8.99
Granted	—	—
Exercised	—	—
Forfeited	12,335	17.42

Outstanding at September 30, 2009	504,739	$8.69	3.11 years	$—

Exercisable at September 30, 2009	226,854	$11.01	2.70 years	$—

     Share-based compensation expense was not significant for the three month and nine month periods ended September 30, 2009.
6. Other Long-Term Debt
     In March of 2009, the Bank entered into a leveraged purchase transaction to generate additional marginal net interest income to offset the cost of dividends associated with the preferred stock sold in the fourth quarter of 2008. The Bank purchased approximately $128 million in FNMA and GNMA mortgage-backed securities in February and March of 2009. The securities purchase was partially funded with a $15 million long-term 2.90% fixed rate FHLB advance maturing on March 11, 2013 and another $15 million long-term 2.56% fixed rate FHLB advance maturing on April 13, 2012.
7. Fair Value Election and Measurement
     Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements”, now codified in FASB ASC 820-10-35, for financial assets and financial liabilities. SFAS No. 157 establishes a common definition of fair value and framework for measuring fair value under U.S. GAAP. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. FASB ASC 820-10-35 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under FASB ASC 820-10-35 are described below:
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
     In accordance with SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” which is now codified in ASC 825-10-25, the Company has elected to record newly originated mortgage loans held-for-sale at fair value. The following is a description of mortgage loans held-for-sale as of September 30, 2009 for which fair value has been elected, including the specific reasons for electing fair value and the strategies for managing these assets on a fair value basis.
Loans Held-for-Sale
     In the first quarter of 2009, the Company began recording at fair value certain newly-originated mortgage loans held-for-sale. The Company chose to fair value these mortgage loans held-for-sale in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value. Specifically, origination fees and costs, which had been appropriately deferred under SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” now codified in ASC 310-20-25 and previously recognized as part of the gain/loss on sale of the loans, are now recognized in earnings at the time of origination. For the nine months ended September 30, 2009, approximately $344,000 of loan origination fees were recognized in noninterest income and approximately $90,000 of loan origination costs were recognized in noninterest expense due to this fair value election. Interest income on mortgage loans held-for-sale is recorded on an accrual basis in the consolidated statement of operations under the heading “Interest income — loans, including fees.” The servicing value is included in the fair value of the mortgage loan held-for-sale and initially recognized at the time the Company enters into Interest Rate Lock Commitments (“IRLCs”) with borrowers. The mark to market adjustments related to loans held-for-sale and the associated economic hedges are captured in mortgage banking activities.
Valuation Methodologies and Fair Value Hierarchy
     The primary financial instruments that the Company carries at fair value include investment securities, IRLCs, derivative instruments, and loans held-for-sale. Classification in the fair value hierarchy of financial instruments is based on the criteria set forth in SFAS No. 157, now codified in FASB ASC 820-10-35.
     The Company classifies IRLCs on residential mortgage loans held-for-sale, which are derivatives under SFAS No. 133 now codified in ASC 815-10-15, on a gross basis within other liabilities or other assets. The fair value of these commitments, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on both the Company’s historical data and the current interest rate environment and reflect the Company’s best estimate of the likelihood that a commitment will ultimately result in a closed loan. As a result of the adoption of Staff Accounting Bulletin No. 109 (“SAB No. 109”), the loan servicing value is also included in the fair value of IRLCs.
     Derivative instruments are primarily transacted in the secondary mortgage and institutional dealer markets and priced with observable market assumptions at a mid-market valuation point, with appropriate valuation adjustments for liquidity and credit risk. For purposes of valuation adjustments to its derivative positions under FASB ASC 820-10-35, the Company has evaluated liquidity premiums that may be demanded by market participants, as well as the credit risk of its counterparties and its own credit. To date, no material losses due to a counterparty’s inability to pay any net uncollateralized position has been incurred.
     The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumptions used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument. Because mortgage loans held-for-sale are sold within a few weeks of origination, it is unlikely to demonstrate any of the credit weaknesses discussed above and as a result, there were no credit related adjustments to fair value at September 30, 2009.
     The following tables present financial assets measured at fair value at September 30, 2009 and 2008 on a recurring basis and the change in fair value for those specific financial instruments in which fair value has been elected. The changes in the fair value of economic hedges were also recorded in mortgage banking activities and are designed to partially offset the change in fair value of the financial instruments referenced in the tables below.

		Fair Value Measurements at			For Items Measured at Fair Value
		September 30, 2009			Pursuant to Election of the
		Quoted			Fair Value Option:
		Prices in			Fair Value Gain	Fair Value Gain
	Assets	Active	Significant		(Loss) for the Nine	(Loss) for the
	Measured at	Markets for	Other	Significant	Months Ended	Three Months
	Fair Value	Identical	Observable	Unobservable	September 30,	Ended September
	September 30,	Assets	Inputs	Inputs	2009 Mortgage	30, 2009 Mortgage
(Dollars in thousands)	2009	(Level 1)	(Level 2)	(Level 3)	Banking Activities	Banking Activities
Debt securities issued by U.S. Government corporations and agencies	$20,100	$—	$20,100	$—	$—	$—
Debt securities issued by states and political subdivisions	16,506	—	16,506	—	—	—
Residential mortgage-backed securities — Agency	191,742	—	187,301	—	—	—
Mortgage loans held-for-sale	82,795	—	82,795	—	1,609	2,522
Other Assets(1)	855	—	—	855	—	—
Other Liabilities(1)	1,186	—	—	1,186	—	—

(1)	This amount includes mortgage related interest rate lock commitments and derivative financial instruments to hedge interest rate risk. Interest rate lock commitments were recorded on a gross basis.

		Fair Value Measurements at December 31, 2008
		Quoted Prices in
	Assets Measured	Active Markets	Significant	Significant
	at Fair Value	for Identical	Other	Unobservable
	December 31,	Assets	Observable	Inputs
(Dollars in thousands)	2008	(Level 1)	Inputs (Level 2)	(Level 3)
Debt securities issued by U.S. government corporations and agencies	$9,954	$—	$9,954	$—
Debt securities issued by states and political subdivisions	14,384	—	14,384	—
Residential mortgage-backed securities — Agency	104,411	—	104,411	—
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
     The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) during the quarter and nine months ended September 30, 2009 (dollars in thousands).

		Other
	Other Assets(1)	Liabilities(1)
Beginning Balance July 1, 2009	$2,220	$(33)

Total gains (losses) included in earnings:(2)
Issuances	855	(1,186)
Settlements and closed loans	(300)	3
Expirations	(1,920)	30
Total gains (losses) included in other comprehensive income	—	—

Ending Balance September 30, 2009(3)	$855	$(1,186)

	Other Assets(1)	Other Liabilities(1)
Beginning Balance January 1, 2009	$—	$—

Total gains (losses) included in earnings:(2)
Issuances, settlements and expirations, net	855	(1,186)
Total gains (losses) included in other comprehensive income

Ending Balance September 30, 2009(3)	$855	$(1,186)

(1)	Includes mortgage related interest rate lock commitments and derivative financial instruments entered into to hedge interest rate risk.

(2)	Amounts included in earnings are recorded in mortgage banking activities.

(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.
     The following tables present the assets that are measured at fair value on a non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial position at September 30, 2009 and 2008 (dollars in thousands).

	Fair Value Measurements at September 30, 2009
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs	Valuation
	Total	Assets Level 1	Inputs Level 2	Level 3	Allowance
SBA loans held-for-sale	$5,497	$—	$—	$5,497	$(89)
Impaired loans	49,247	—	—	49,247	(8,369)
ORE	21,239	—	—	21,239	(4,061)
Mortgage servicing rights	693	—	—	693	(47)

	Fair Value Measurements at December 31, 2008
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs	Valuation
	Total	Assets Level 1	Inputs Level 2	Level 3	Allowance
Impaired loans	$97,851	$—	$—	$97,851	$(9,940)
ORE	15,063	—	—	15,063	(2,438)
SBA loans held-for-sale	14,033	—	—	14,033	(192)
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
     Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified as a Level 3 in the fair value hierarchy. Collateral may include real estate or business assets, including equipment, inventory and accounts receivable. The value of real estate collateral is determined based on an appraisal by qualified licensed appraisers hired by the Company. If significant, the value of business equipment is based on an appraisal by qualified licensed appraisers hired by the Company otherwise, the equipment’s net book value on the business’ financial statements is the basis for the value of business equipment. Inventory and accounts receivable collateral are valued based on independent field examiner review or aging reports. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business. Impaired loans are evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.
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

		Aggregate Unpaid
		Principal Balance Under	Fair value over/
	Aggregate Fair Value	FVO September 30,	(under) unpaid
(Dollars in thousands)	September 30, 2009	2009	principal
Loans held-for-sale	$82,795	$81,186	$1,609
Past due loans of 90+days	—	—	—
Nonaccrual loans	—	—	—
     SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” (“SFAS No. 107”) as amended by FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” now codified in ASC 825-10-50 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on settlements using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets, and, in many cases, could not be realized in immediate settlement of the instrument. ASC 825-10-50 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Financial Instruments (Assets):
Cash and due from banks	$141,525	$141,525	$68,841	$68,841
Federal funds sold	5,558	5,558	23,184	23,184
Investment securities available-for-sale	223,907	223,907	128,749	128,749
Investment securities held-to-maturity	20,452	21,243	24,793	25,467
Investment in FHLB stock	6,767	6,767	5,282	5,282
Total loans	1,403,384	1,302,539	1,410,171	1,456,135

Total financial instruments (assets)	1,801,593	$1,701,539	1,661,020	$1,707,658

Non-financial instruments (assets)	110,801		102,093

Total assets	$1,912,394		$1,763,113

Financial Instruments (Liabilities):
Noninterest-bearing demand deposits	$154,714	$154,714	$138,634	$138,634
Interest-bearing deposits	1,452,807	1,462,332	1,305,048	1,314,211

Total deposits	1,607,521	1,617,046	1,443,682	1,452,845
Short-term borrowings	18,261	18,343	55,017	55,032
Subordinated debt	67,527	56,265	67,527	48,069
Other long-term debt	75,000	74,651	47,500	46,252

Total financial instruments (liabilities)	1,768,309	$1,766,305	1,613,726	$1,602,198

Non-financial instruments (liabilities and shareholders’ equity)	144,085		149,387

Total liabilities and shareholders’ equity	$1,912,394		$1,763,113

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
     For off-balance sheet instruments, fair values are based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing for loan commitments and letters of credit. Fees related to these instruments were immaterial at September 30, 2009 and December 31, 2008, and the carrying amounts represent a reasonable approximation of their fair values. Loan commitments, letters and lines of credit, and similar obligations typically have variable interest rates and clauses that deny funding if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the foregoing schedule.
     This presentation excludes certain financial instruments and all nonfinancial instruments. The disclosures also do not include certain intangible assets, such as customer relationships, deposit base intangibles, and goodwill. Accordingly, the aggregate fair value amounts presented to not represent the underlying value of the Company.
8. Other Real Estate
     Other real estate (“ORE”) consisted of the following (dollars in thousands):

	September 30,	December 31,
	2009	2008
Commercial	$2,582	$837
Residential homes	10,258	9,197
Residential lots	12,460	7,113

Gross other real estate	25,300	17,147
Valuation allowance	(4,061)	(2,084)

Total other real estate	$21,239	$15,063

     Capitalized costs represent disbursements made to complete construction or development of foreclosed property and are added to the cost of the ORE recorded on the Consolidated Balance Sheets to the extent realizable. Net (losses) gains on sales are included in Other Income in the Consolidated Statements of Operations. Expensed costs are disbursements made for the maintenance or repair of properties held in ORE. Capitalized costs, net gains (losses) on sales, provision for ORE losses, and expensed costs related to ORE are summarized below (dollars in thousands):

	For the Nine Months
	Ended September 30,
	2009	2008
Capitalized costs of other real estate	$398	$541

Net (losses) gains on sales of other real estate	$(50)	$117

Provision for ORE losses	$3,138	$1,423
Other ORE related expense	881	569

Total ORE related expense	$4,019	$1,992

9. Derivative Financial Instruments
     The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. The risk management program includes the use of forward contracts and other derivatives that are recorded in the financial statements at fair value and are used to offset changes in value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts to economically hedge risks associated with overall price risk related to IRLCs and mortgage loans held-for-sale carried at fair value under ASC 825-10-25. Fair value changes occur as a result of interest rate movements as well as changes in the value of the associated servicing. Derivative instruments used include forward sale commitments and IRLCs. All derivatives are carried at fair value in the Consolidated Balance Sheets in other assets or other liabilities. A gross gain of $855,000 and a gross loss of $1.2 million for the first nine months of 2009 associated with the forward sales commitments and IRLCs are recorded in the Consolidated Statements of Operations in mortgage banking activities. For the quarter ended September 30, 2009, gross gains decreased $1.4 million and gross losses decreased $1.2 million related to the forward sales commitments and IRLCs.
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
     The Company’s derivative positions as of September 30, 2009 were as follows:

Contract or
Notional
(Dollars in thousands)	Amount
Forward rate commitments	$126,404
Interest rate lock commitments	45,921

Total derivatives contracts	$172,325

10. Investments
     Investment securities at September 30, 2009 and December 31, 2008, are summarized as follows (dollars in thousands):

	September 30, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available-for-Sale:
Obligations of U.S. Government corporations and agencies:
Due in less than one year	$10,000	$10,062	$9,830	$9,954
Due after one year through five years	10,000	10,038	—	—

Municipal securities:
Due after one year through five years	3,009	3,091	3,012	2,889
Due five years through ten years	4,961	5,189	4,962	4,889
Due after ten years	8,050	8,226	7,248	6,606

Mortgage-backed securities:
Due after one year through five years	181,944	187,301	101,547	104,411
Due five years through ten years	—	—	—	—
Due after ten years	—	—	—	—

	$217,964	$223,907	$126,599	$128,749

Held-to-Maturity:
Mortgage-backed securities:
Due after one year through five years	$20,452	$21,243	$24,661	$25,334
Due five years through ten years	—	—	132	133

	$20,452	$21,243	$24,793	$25,467

     Four securities held-for-sale totaling $15.5 million were sold during the nine months ended September 30, 2009. Proceeds received were $16.1 million for a gross gain of $519,000. The Bank had a $5.0 million security called during the nine months ended September 30, 2008. Six securities held-for-sale totaling $4.1 million were sold during the nine months ended September 30, 2008. Proceeds received were $4.2 million for a gross gain of $47,000. In addition, during the nine month period ended September 30, 2008, the Company redeemed 29,267 shares of Visa, Inc. common stock which resulted in a gain of $1.3 million. There were no investments held in trading accounts during 2009 and 2008.

	September 30, 2009
		Gross	Gross	Other than
	Amortized	Unrealized	Unrealized	Temporary	Fair
	Cost	Gains	Losses	Impairment	Value
Available-for-Sale:
Obligations of U.S. Government corporations and agencies	$20,000	$100	$—	$—	$20,100
Municipal securities	16,020	498	(12)	—	16,506
Residential mortgage-backed securities — agency	181,944	5,357	—	—	187,301

	$217,964	$5,955	$(12)	$—	$223,907

Held-to-Maturity:
Residential mortgage-backed securities — agency	$20,452	$791	$—	$—	$21,243

	$20,452	$791	$—	$—	$21,243

	December 31, 2008
		Gross	Gross	Other than
	Amortized	Unrealized	Unrealized	Temporary	Fair
	Cost	Gains	Losses	Impairment	Value
Available-for-Sale:
Obligations of U.S.	$9,830	$124	$—	$—	$9,954
Government corporations and agencies
Municipal securities	15,222	52	(890)	—	14,384
Residential mortgage-backed securities — agency	101,547	2,864	—	—	104,411

	$126,599	$3,040	$(890)	$—	$128,749

Held-to-Maturity:
Residential mortgage-backed securities — agency	$24,793	$674	$—	$—	$25,467

	$24,793	$674	$—	$—	$25,467

     The following table reflects the gross unrealized losses and fair values of investment securities with unrealized losses at September 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss and temporarily impaired position (dollars in thousands):

	12 Months or Less		More Than 12 Months
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
Available-for-Sale September 30, 2009:
U.S. Government corporations and agencies	$—	$—	$—	$—
Municipal securities	—	—	1,156	12
Residential mortgage-backed securities — agency	—	—	—	—

	$—	$—	$1,156	$12

Held-to-Maturity September 30, 2009:
Residential mortgage-backed securities — agency	$—	$—	$—	$—

	12 Months or Less		More Than 12 Months
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
Available-for-Sale December 31, 2008:
U.S. Government corporations and agencies	$—	$—	$—	$—
Municipal securities	11,218	890	—	—
Residential mortgage-backed securities — agency	—	—	—	—

	$11,218	$890	$—	$—

Held-to-Maturity December 31, 2008:
Residential mortgage-backed securities — agency	$—	$—	$—	$—

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
     Two individual investment securities were in a continuous unrealized loss position at September 30, 2009 for up to 19 months. Sixteen individual investment securities were in a continuous unrealized loss position at December 31, 2008 for up to ten months. All of these investment securities at September 30, 2009, were municipal securities and the unrealized loss positions resulted not from credit quality issues, but from market interest rate increases over the interest rates prevalent at the time the securities were purchased, and are considered temporary. In determining other-than-temporary impairment losses on municipal securities, management primarily considers the credit rating of the municipality itself as the primary source of repayment and secondarily the financial viability of the insurer of the obligation.
     Also, as of September 30, 2009, management does not intend to sell the temporarily impaired securities and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost basis. Accordingly, as of September 30, 2009, management believes the impairments detailed in the table above are temporary and no impairment loss has been recognized in the Company’s Consolidated Statements of Operations.

11. Recent Accounting Pronouncements
     In September 2006, the FASB ratified the consensus on EITF issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” now codified in ASC 715-60-05 (“EITF No. 06-04”). EITF No. 06-04 requires recognition of a liability and related compensation costs for endorsement split dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. The Company adopted EITF No. 06-04 effective January 1, 2008. As a result, the Company recorded a charge to retained earnings of $594,000, net of tax in the first quarter of 2008.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) now codified in ASC 820-10-05. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It does not require any new fair value measurements but applies whenever other accounting pronouncements require or permit fair value measurements. The statement was effective as of the beginning of a company’s first fiscal year after November 15, 2007, and interim periods within that fiscal year. The Company adopted this statement effective January 1, 2008. There was no material impact on the Company’s financial condition and statement of operations as a result of the adoption of this statement. In September of 2008, the FASB and the SEC issued joint guidance on SFAS No. 157 to provide clarification for preparers and auditors regarding the appropriate use of internal assumptions when market quotes are based on disorderly market sales.
     In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”) now codified in ASC 820-10-35. FSP 157-3 clarified the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. (See Note 7.) There was no material impact on the Company’s financial condition, results of operations or cash flow as a result of the adoption of this FSP.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) now codified in ASC 825-10-05. This statement provides companies with an option to report selected financial assets and liabilities at fair value in an effort to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement was effective as of the beginning of a Company’s first fiscal year after November 15, 2007. The Company adopted this statement effective January 1, 2008 and, with the exception of its first quarter 2009 election to fair value newly originated mortgage loans held-for-sale, has not elected the fair value option on any financial assets or liabilities. There was no material impact on the Company’s financial condition and statement of operations as a result of the adoption of this statement.
     In December 2008, the FASB issued FSP No. 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”) now codified in ASC 860-10-50. The objective of this FSP is to provide financial statement users with more information on a transferor’s continuing involvement with transfers of financial assets and public companies’ involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 also requires disclosures by public companies that (a) sponsor a qualifying special-purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. FSP

FAS 140-4 and FIN 46(R)-8 is effective for the first interim or annual reporting period ending after December 15, 2008. The Company adopted FSP FAS 140-4 and FIN 46(R)-8, as required, in the fourth quarter of 2008 with no material impact on its results of operations, financial position, and liquidity.
     In September 2008, the FASB issued FSP No. 133-1 and Financial Interpretation (“FIN”) 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1 and FIN 45-4”) now codified in ASC 825-100-65. The intention of this FSP is to enhance disclosures about credit derivatives by requiring additional information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indebtedness to Others,” now codified in ASC 460-10-05 by requiring disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments, as well as disclosures about the current status of the payment/performance risk of a guarantee. ASC 815-10-65 clarifies the disclosures required by Statement 161 now codified in ASC 815-10-15 should be provided for any reporting period beginning after November 15, 2008. This requirement was effective for annual or interim reporting periods ending after November 15, 2008. The Company adopted FSP FAS 133-1 and FIN 45-4, as required, in the fourth quarter of 2008 with no material impact on its results of operations, financial position, and liquidity.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” (“SFAS No. 161”) now codified in ASC 815-10-15. This statement requires an entity to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for under ASC 815-10-15, accounting for derivative instruments and hedging activities and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is intended to enhance the current disclosure framework by requiring the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company adopted SFAS No. 161 on January 1, 2009. There was no material impact on the Company’s financial condition and statement of operations as a result of the adoption of this statement.
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
     On April 9, 2009, the FASB issued FSP No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1 and APB No. 28-1”) now codified in ASC 825-10-65. This statement amends FASB Statement No. 107 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as annual financial statements. The issuance is effective for interim reporting periods ending after June 15, 2009. The Company adopted FSP No. 107-1 and APB No. 28-1 on April 1, 2009. There was no material impact on the Company’s financial condition and statement of operations as a result of the adoption of this statement.
     On April 9, 2009, the FASB issued FSP No. 115-2 and FSP No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. 115-2 and FSP No. 124-2”) now codified in ASC 320-10-65. This statement incorporates the other-than-temporary impairment guidance from SEC Staff Accounting Bulletin (“SAB”) Topic 5M, “Other Than Temporary Impairment of Certain Investments in Debt and Equity

Securities” and expands it to address the unique features of debt securities and clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired. The issuance is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP No. 115-2 and FSP No. 124-2 on April 1, 2009. There was no material impact on the Company’s financial condition and statement of operations as a result of the adoption of this statement.
     On April 9, 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. 157-4”) now codified in ASC 820-10-65. This statement provides additional guidance for estimating fair value in accordance with FASB Statement No. 157 when the volume and level of activity for the asset or liability have significantly decreased and emphasizes that even if there has been a significant decrease in volume, the objective of a fair value measurement remains the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The issuance is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP No. 157-4 on April 1, 2009. There was no material impact on the Company’s financial condition and statement of operations as a result of the adoption of this statement.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”) now codified in ASC 855-10-05. This statement provides authoritative guidance on the period after the balance sheet date during which management shall evaluate subsequent events, the circumstances under which subsequent events should be recognized in the financial statements, and the associated required disclosures. The Company adopted SFAS No. 165 on April 1, 2009. This statement will only affect the Company’s financial statements if an event occurs subsequent to the balance sheet date that would require adjustment to the financial statements or associated required disclosures. The Company evaluates subsequent events and transactions through the date the financial statements are filed.
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
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”) to improve financial reporting by companies with variable interest entities. SFAS No. 167 will address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity (“QSPE”) in FASB Statement No. 166, “Accounting for Transfers of Financial Assets,” and the application of certain key provisions of Interpretation 46(R). SFAS No. 167 is effective for annual reporting periods beginning after November 15, 2009. The Company is in the process of analyzing the SFAS No. 167, but given the limited exposure to QSPEs and variable interest entities, does not expect a significant impact on its financial condition and statement of operations.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”) now codified in ASC 105-10-05 to identify the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 168 was effective for interim and annual reporting periods beginning after September 15, 2009. SFAS No. 168, did not have a material impact on the Company’s financial condition and statement of operations.

12. Subsequent Event
     In October 2009, the Company approved the distribution of a stock dividend on November 12, 2009 of one share for every 200 shares owned on the record date of November 2, 2009. The stock dividend has been given retroactive effect in the accompanying consolidated financial statements. Subsequent events have been evaluated through November 6, 2009, which is the date the financial statements were issued.
Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
     The following analysis reviews important factors affecting our financial condition at September 30, 2009, compared to December 31, 2008, and compares the results of operations for the third quarters and nine months ended September 30, 2009 and 2008. These comments should be read in conjunction with our consolidated financial statements and accompanying notes appearing in this report and the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2008. All percentage and dollar variances noted in the following analysis are calculated from the balances presented in the accompanying consolidated financial statements.
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
Results of Operations
Earnings
     For the third quarter of 2009, the Company recorded net income of $398,000 compared to net loss of $4.9 million for the third quarter of 2008. Net loss available to common equity was $425,000 for the quarter ended September 30, 2009. Per share losses (basic and diluted) for the third quarter of 2009 and 2008 were $.04 and $.50, respectively. Net loss for the nine months ended September 30, 2009 was $5.8 million compared to $4.7 million for the same period in 2008. Loss per share (basic and diluted) for the first nine months of 2009 and 2008 were $.83 and $.48, respectively. The increase in net income for the third quarter when compared to the same period in 2008 was primarily due to a $6.9 million decrease in the provision for loan losses to $4.5 million. The decrease in the provision for loan losses was due to decreased loan charge-offs as the consumer lending portfolio began to show signs of improvement and the construction loan portfolio began to stabilize as compared to the first and second quarters of 2009. The decrease in net income for the first nine months of 2009 when compared to the same period in 2008 was primarily due to higher noninterest expense somewhat offset by higher net interest income and noninterest income.
     The Company benefited in the first nine months of 2008 from a pretax gain of $1,252,000 on the mandatory redemption of 29,267 shares of Visa, Inc. common stock upon Visa’s successful initial public offering. In addition, the Company reversed a pretax $567,000 litigation expense accrual recorded in the fourth quarter of 2007 to recognize the Company’s proportional share of Visa litigation settlements and litigation reserves. The $567,000 reversal was somewhat offset by the third quarter of 2008 accrual of $360,000 for the Company’s proportional share of Visa’s settlement with Discovery Financial Services.
Net Interest Income
     Net interest income for the third quarter of 2009 increased $1.9 million to $13.8 million when compared to the same period in 2008. The average balance of interest-earning assets increased by $104.6 million or 6.2% to $1.783 billion for the third quarter of 2009, when compared to the same period in 2008. The yield on interest-earning assets for the third quarter of 2009 was 5.61%, a decrease of 60 basis points when compared to the yield on interest-earning assets for the same period in 2008. The average balance of loans outstanding for the third quarter of 2009 decreased $41.9 million or 2.8% to $1.460 billion when compared to the same period in 2008. Consumer installment and construction lending had the largest decrease from September 2008 to September 2009 as a result of the recession and rising unemployment. The yield on average loans outstanding for the period decreased 34 basis points to 6.05% when compared to the same period in 2008 as a result of a 175 basis point decrease in the average prime lending rate and the effects of an increase in the level of nonperforming loans from $73.0 million at September 30, 2008 to $83.5 million at September 30, 2009.
     The average balance of interest-bearing liabilities increased $81.9 million or 5.4% to $1.610 billion for the third quarter of 2009 and the rate on this average balance decreased 90 basis points to 2.78% when compared to the same period in 2008. The 90 basis point decrease in the cost of interest-bearing liabilities was higher than the 60 basis point decrease in the yield on interest earning assets, resulting in a 30 basis point increase in net interest spread. Net interest margin increased 24 basis points to 3.10% for the third quarter of 2009 compared to 2.86% for the same period in 2008. The Bank manages its net interest spread and net interest margin based primarily on its loan and deposit pricing. Even with management’s concerted effort to reduce the cost of funds on deposits, the Bank was able to grow its deposit base compared to the prior year and the quarter ended June 30, 2009. In addition, there was a shift in the mix of deposits from higher cost certificate of deposits to lower cost savings and money market accounts. Management will continue to review its deposit pricing in 2009 and forecasts a continued decrease to cost of funds as higher priced certificates of deposit and brokered deposits mature and reset to lower interest rates.
     Net interest income increased $1.1 million or 3.2% in the first nine months of 2009 to $36.8 million compared to $35.7 million for the same period in 2008 resulting primarily from a decrease in interest expense due to lower interest rates on deposits as discussed previously.
     The average balance of interest-earning assets increased by $102.3 million or 6.2% to $1.754 billion for the first nine months of 2009, when compared to the same period in 2008. The yield on interest-earning assets for the first nine months of 2009 was 5.58%, a decrease of 89 basis points when compared to the yield on interest-earning assets for the same period in 2008. The average balance of loans outstanding for the first nine months of 2009 decreased $30.5 million or 2.0% to $1.458 billion when compared to the same period in 2008. In addition to the negative impact of the recession on lending activity, prior to receiving $48.2 million in TARP capital, management actively worked to constrain lending in an effort to preserve capital ratios. The yield on average loans outstanding for the period decreased 69 basis points to 5.96% when compared to the same period in 2008 as a result of a 219 basis point decrease in the average prime lending rate and the effects of an increase in the level of nonperforming loans.
     The average balance of interest-bearing liabilities increased $69.1 million or 4.6% to $1.568 billion for the first nine months of 2009 and the rate on this average balance decreased 84 basis points to 3.08% when compared to the same period in 2008. The 84 basis point decrease in the cost of interest-bearing liabilities was lower than the 89 basis point decrease in the yield on interest-earning assets, resulting in a five basis point decrease in net interest spread. Net interest margin decreased ten basis points to 2.82% for the first nine months of 2009 compared to 2.92% for the same period in 2008. Management offered competitive interest rates on select savings and money market accounts in 2009 to grow its market share and assist in liquidity management.
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
     In determining the appropriate level for the allowance, management ensures that the overall allowance appropriately reflects a margin for the imprecision inherent in most estimates of the range of probable credit losses. This additional amount, if any, is reflected in the overall allowance. Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio at September 30, 2009 (see “Asset Quality”).
     The provision for loan losses for the third quarter and first nine months of 2009 was $4.5 million and $21.3 million, respectively, compared to $11.4 million and $21.9 million for the same periods in 2008. The allowance for loan losses as a percentage of loans at September 30, 2009, was 2.71% compared to 2.43% at December 31, 2008, and to 1.83% at September 30, 2008. The increase in the allowance as a percentage of loans at September 30, 2009, was due to management’s assessment of the continued recession and slow housing market, as well as increased charge-offs in both the residential construction and consumer loan portfolios for the nine months ended September 30, 2009 compared to the same period in 2008. The ratio of net charge-offs to average loans on an annualized basis for the first nine months of 2009 increased to 1.95% compared to 1.16% for the same period in 2008. The ratio of net charge-offs to average loans for the year ended December 31, 2008 was 1.36%. The following schedule summarizes changes in the allowance for loan losses for the periods indicated (dollars in thousands):

	Nine Months Ended		Year Ended
	September 30,		December 31,
	2009	2008	2008
Balance at beginning of period	$33,691	$16,557	$16,557
Charge-offs:
Commercial, financial and agricultural	301	99	99
SBA	660	244	220
Real estate-construction	9,867	5,363	9,083
Real estate-mortgage	293	261	332
Consumer installment	9,013	7,349	10,841

Total charge-offs	20,134	13,316	20,575

Recoveries:
Commercial, financial and agricultural	8	5	5
SBA	29	215	215
Real estate-construction	35	30	43
Real estate-mortgage	15	13	14
Consumer installment	604	669	882

Total recoveries	691	932	1,159

Net charge-offs	19,443	12,384	19,416
Provision for loan losses	21,300	21,850	36,550

Balance at end of period	$35,548	$26,023	$33,691

Annualized ratio of net charge-offs to average loans	1.95%	1.16%	1.36%

Allowance for loan losses as a percentage of loans at end of period	2.71%	1.83%	2.43%

     Substantially all of the consumer installment loan net charge-offs in the first nine months of 2009 and 2008 were from the indirect automobile loan portfolio. Consumer installment loan net charge-offs increased $1.7 million to $9.0 million for the nine months ended September 30, 2009, compared to the same period in 2008. However, on a quarterly basis, the charge-off trend is improving with net charge-offs of $3.6 million, $2.7 million and $2.2 million for first, second, and third quarter 2009, respectively. The annualized ratio of net charge-offs to average consumer loans outstanding was 1.25% and 1.18% during the first nine months of 2009 and 2008, respectively.
     Construction loan net charge-offs were $9.8 million in the first nine months of 2009 compared to $5.3 million in the same period of 2008. The residential construction markets continued to show the effects of the recession and slow housing market, directly contributing to the increase in non-performing and charged-off real estate construction loans for the nine months ended September 30, 2009 compared to the same period in 2008. Management will continue to monitor closely and aggressively address credit quality and trends in the residential construction loan portfolio.
Noninterest Income
     Noninterest income for the third quarter and first nine months of 2009 was $7.2 million and $21.8 million, respectively, compared to $3.9 million and $13.9 million for the same periods in 2008, an increase of $3.4 million for the quarter and $7.9 million for the nine month period. The increases were a result of the Bank’s expansion of its mortgage banking division partially offset by decreases in indirect lending activities, SBA lending activities, and other operating income.
     Income from mortgage banking activities increased $3.0 million and $11.1 million to $3.1 million and $11.3 million for the third quarter and first nine months of 2009, respectively, compared to the same periods in

2008. In the first quarter of 2009, management made the strategic decision to expand the mortgage banking operation by hiring over 60 former employees of an Atlanta based mortgage company which closed down operations. As a result of this expansion and favorable mortgage interest rates, the Bank originated approximately $217 million and $674 million in mortgage loans during the third quarter and first nine months of 2009, respectively, compared to $3.9 million and $15.5 million for the same periods in 2008. Origination fee income for the third quarter and first nine months of 2009 was $731,000 and $3.1 million, respectively, compared to $27,000 and $110,000 for the same periods in 2008. Gain on loans sold increased from $15,000 for the quarter ended September 30, 2008 to $1.8 million for the same quarter in 2009 and $107,000 to $5.2 million for the first nine months of 2008 compared to 2009. In addition, on January 1, 2009 the Bank elected under ASC 825-10-25 to value its loans held-for-sale at fair value. This valuation along with the mark to market on the derivatives associated with interest rate lock commitments and related hedges resulted in the recognition of a mark to market gain of $1.3 million during the first nine months of 2009 (See Note 7).
     Income from indirect lending activities, which includes both net gains from the sale of indirect automobile loans and servicing and ancillary loan fees on loans sold, decreased $49,000 and $950,000 in the third quarter and first nine months of 2009, respectively, compared to the same periods in 2008. The decreases were a result of a reduction in gain on sales due to decreased loan sales and lower indirect automobile loans serviced for others. With the continued recession, automobile sales have been down and the secondary markets continued to show little activity during 2009 though management did begin to see some signs of improvement in the third quarter of 2009. Through September 30, 2009, there were servicing retained sales of $41.1 million of indirect automobile loans, $13.3 million of which occurred in the third quarter. In 2008 there were servicing retained sales of $64.5 million during the first nine months, $8.9 million in the third quarter, and a servicing released sale of $24.0 million in the first quarter of 2008. The average amount of loans serviced for others decreased from $270 million for the first nine months of 2008 to $218 million for the same period in 2009, a decrease of $52 million or 19.3% due to monthly principal payments which exceeded the additional loans serviced for others added because of fewer servicing retained loan sales.
     For the third quarter and first nine months of 2009 compared to the same period in 2008, income from SBA lending activities decreased $240,000 and $580,000, respectively, due to a reduction in the gain on loans sold and a reduction in the volume of loans sold. SBA loans sold totaled $1.3 million and $10.2 million for the third quarter and first nine months of 2009, respectively, compared to $5.7 million and $18.1 million sold in the third quarter and first nine months of 2008. While the credit markets remain volatile, demand for loan sales has begun to increase, and therefore the market price and profit on loan sales have begun to improve though still less than they have been for us historically.
     Securities gains decreased $787,000 for the first nine months of 2009 compared to the same period in 2008 because the $519,000 gain on the sale of four mortgage-based securities in the third quarter of 2009 was less than the 2008 mandatory redemption of 29,267 shares of Visa, Inc. common stock which resulted in the gain of $1.3 million. Other operating income decreased $612,000 for the first nine months of 2009 compared to 2008 because of lower brokerage fee income, lower gains on sale of ORE, and lower insurance sales commissions.
Noninterest Expense
     Noninterest expense was $16.5 million for the third quarter of 2009, compared to $12.6 million for the same period in 2008, an increase of $3.9 million. The increase was a result of higher salaries and benefits expense which increased $1.7 million as a result of the expansion of the mortgage division and the associated commission expense and the hiring of new lenders in the SBA, Commercial, Private Banking and Indirect divisions of the Bank. Other operating expenses increased $1.1 million primarily due to ORE related expenses, which were $1.5 million in the third quarter of 2009, and $701,000 higher than the same period in 2008. Foreclosure expense was $633,000 for the quarter ended September 30, 2009 or $598,000 higher than the same period last year. The increase was a result of higher foreclosed assets held by the Bank during 2009. The average ORE balance increased to $23.5 million for the third quarter of 2009 compared to $12.8 million for the same period in 2008. The ORE expense is made up of $1.2 million in provision for other real estate losses and $348,000 in maintenance, real estate taxes, and other related expenses. In addition, total FDIC insurance expense increased $577,000 primarily due to growth in deposit balances.
     Noninterest expense was $48.0 million for the first nine months of 2009, compared to $36.4 million for the same period in 2008, an increase of $11.6 million. The increase was a result of higher salaries and benefits expense which increased $5.2 million. Other noninterest expense was $8.6 million for the first nine months of 2009 and $3.3 million higher than the same period in 2008. ORE related expenses, which were $4.0 million for the first nine months of 2009, increased $2.0 million compared to the same period in 2008. The increase was a result of higher foreclosed assets held by the Bank during 2009. The average ORE balance increased 93.4% to $21.6 million for the first nine months of 2009 compared to $11.2 million for the same period in 2008. The ORE expense is made up of $3.1 million in provision for other real estate losses and $881,000 in maintenance, real estate taxes, and other related expenses.
     Other significant variances include a $733,000 increase in foreclosure expense and the net reversal of a $207,000 accrual in 2008 related to the reserve for Fidelity’s estimated proportional share of a settlement of the Visa litigation with Discover Financial Services which did not reoccur in 2009. FDIC insurance expense increased $2.0 million due to growth in deposits and a special assessment of five basis points totaling $863,000 in the second quarter of 2009. Management expects FDIC premiums to trend higher for the foreseeable future.
Provision for Income Taxes
     The provision for income taxes for the third quarter and first nine months of 2009 was a benefit of $346,000 and $4.9 million, respectively, compared to a benefit of $3.3 million and $4.0 million for the same periods in 2008. The income tax benefit recorded in the third quarter and first nine months of 2009 was primarily the result of a pretax loss as well as the recognition of state income tax credits earned.
Financial Condition
Assets
     Total assets were $1.912 billion at September 30, 2009, compared to $1.763 billion at December 31, 2008, an increase of $149.3 million, or 8.5%. This increase was due to a $95.2 million increase in investment securities available-for-sale, a $69.2 million increase in loans held-for-sale and a $55.1 million increase in cash and cash equivalents offset in part by a decrease of $74.1 million in loans.
     Investment securities available-for-sale increased $95.2 million or 73.9% to $223.9 million at September 30, 2009 compared to December 31, 2008. A leveraged purchase transaction allowed the Bank to quickly and prudently increase earning assets to generate interest income. In March, the Bank purchased $127.7 million in FNMA and GNMA mortgage-backed securities and funded the purchases with $30.0 million in fixed rate wholesale borrowings and the remainder from increased deposit balances and excess liquidity. In the third quarter of 2009, the Bank sold four mortgage-backed securities that had a 20% risk-based capital rating totaling $15.5 million. Also in the third quarter, the Bank purchased three mortgage-backed securities that have a 0% risk-based capital rating totaling $20.8 million. These transactions are part of our earnings and capital strategies.
     Loans held-for-sale increased $69.2 million or 123.9% to $125.0 million at September 30, 2009 compared to December 31, 2008. The increase was due to an increase in mortgage loans held-for-sale as a result of refinancing activity generated by lower interest rates and the expanded mortgage operation in 2009 which resulted in new loan originations totaling $674 million.
     Cash and cash equivalents increased $55.1 million or 59.8% to $147.1 million at September 30, 2009 compared to December 31, 2008. This balance varies with the Bank’s liquidity needs and is influenced by scheduled loan closings, investment purchases, timing of customer deposits, and loan sales.
     Loans decreased $74.1 million or 5.3% to $1.314 billion at September 30, 2009 compared to $1.388 billion at December 31, 2008. The decrease in loans was primarily the result of a decrease in consumer installment loans of $50.1 million or 7.4% to $629.3 million, and a decrease in real estate construction loans of $57.9 million or 23.6% to $187.2 million. These decreases were somewhat offset by an increase in commercial real estate loans of $35.1 million or 17.3% to $237.6 million. Until receiving the TARP Capital Purchase Program capital infusion in December of 2008, management actively engaged in reducing the level of the loan portfolio to preserve capital ratios. By slowing originations in the consumer installment portfolio, the normal monthly principal paydowns led to lower outstanding loans. After receiving the TARP capital infusion, the Bank initiated steps to begin to restore origination capacity. As the recession continued during the first nine months of 2009, demand for construction loans continued to be limited and the portfolio balance continued to decrease including $21.6 million in loans that were transferred to other real estate. Management expects the trend of decreasing construction loans to continue due to continued payoffs and lack of demand for new residential construction.
Loans
     The following schedule summarizes our total loans at September 30, 2009, and December 31, 2008 (dollars in thousands):

	September 30,	December 31,
	2009	2008
Loans:
Commercial, financial and agricultural	$126,782	$137,988
Tax exempt commercial	6,453	7,508
Real estate — mortgage — commercial	237,617	202,516

Total commercial	370,852	348,012
Real estate — construction	187,215	245,153
Real estate — mortgage — residential	126,540	115,527
Consumer installment	629,280	679,330

Loans	1,313,887	1,388,022
Allowance for loan losses	(35,548)	(33,691)

Loans, net of allowance	$1,278,339	$1,354,331

Total Loans:
Loans	$1,313,887	$1,388,022
Loans Held-for-Sale:
Residential mortgage	82,795	967
Consumer installment	15,000	15,000
SBA	27,250	39,873

Total loans held-for-sale	125,045	55,840

Total loans	$1,438,932	$1,443,862

Asset Quality
     The following schedule summarizes our asset quality position at September 30, 2009, and December 31, 2008 (dollars in thousands):

	September 30,	December 31,
	2009	2008
Nonperforming assets:
Nonaccrual loans	$83,494	$98,151
Repossessions	1,562	2,016
Other real estate	21,239	15,063

Total nonperforming assets	$106,295	$115,230

Loans 90 days past due and still accruing	$—	$—

Allowance for loan losses	$35,548	$33,691

Ratio of loans past due and still accruing to loans	—%	—%

Ratio of nonperforming assets to total loans ORE, and repossessions	7.27%	7.89%

Allowance to period-end loans	2.71%	2.43%

Allowance to nonaccrual loans and repossessions (coverage ratio)	.42x	.34x

     The decrease in nonperforming assets, approximately 96% of which totals are secured by real estate, from December 31, 2008 to September 30, 2009, reflects a $6.2 million increase in other real estate as previously nonperforming real estate loans moved to foreclosure more than offset by a $14.7 million reduction in previously performing loans (mostly secured by real estate) that were classified as nonperforming as a result of charge-offs and principal paydowns.
     The $83.5 million in nonaccrual loans at September 30, 2009, included $73.9 million in residential construction related loans, $5.3 million in commercial and SBA loans and $4.3 million in retail and consumer loans. Of the $73.9 million in residential construction related loans on nonaccrual, $36.7 million was related to 176 single family construction loans with completed homes and homes in various stages of completion, $34.3 million was related to 613 single family developed lots, and $2.9 million related to other loans.
     The $21.2 million in other real estate at September 30, 2009, was made up of three commercial properties with a balance of $2.5 million and the remainder were residential construction related balances which consisted of $9.2 million in 52 residential single family homes completed or substantially completed, $8.2 million in 208 single family developed lots, and $1.3 million in two parcels of undeveloped land.
Investment Securities
     Total unrealized gains on investment securities available-for-sale, net of unrealized losses of $12,000, were $6.0 million at September 30, 2009. Total unrealized gains on investment securities available-for-sale, net of unrealized losses of $890,000, were $2.2 million at December 31, 2008. Net unrealized gains on investment securities available-for-sale increased $3.8 million during the first nine months of 2009.
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
     Two individual investment securities were in a continuous unrealized loss position in excess of 12 months at September 30, 2009, with an aggregate unrealized loss of $12,000. These securities were municipal securities and the unrealized loss positions resulted not from credit quality issues, but from market interest rate increases over the interest rates prevalent at the time the securities were purchased, and are considered temporary, with full collection of principal and interest anticipated.
     Also, as of September 30, 2009, management does not intend to sell the temporarily impaired securities and it is not more likely than not that the Company will have to sell the securities before recovery of the amortized cost basis. Accordingly, as of September 30, 2009, management believes the impairments discussed above are temporary and no impairment loss has been recognized in our Consolidated Statements of Operations.
Deposits

($ in millions)	September 30,						December 31,
	2009		June 30, 2009		March 31, 2009		2008
	$	%	$	%	$	%	$	%
Core deposits(1)	$1,203.8	74.9%	$1,117.6	71.4%	$1,023.9	66.9%	$936.4	64.9%
Time deposits greater than
$100,000	294.7	18.3%	319.4	20.4%	308.3	20.1%	317.5	22.0%
Brokered deposits	109.0	6.8%	128.9	8.2%	198.9	13.0%	189.8	13.1%

Total deposits	$1,607.5	100.0%	$1,565.9	100.0%	$1,531.1	100.0%	$1,443.7	100.0%

(1)	Core deposits include noninterest-bearing demand, money market and interest-bearing demand, savings deposits, and time deposits less than $100,000.
     Total deposits at September 30, 2009, were $1.608 billion compared to $1.444 billion at December 31, 2008, a $163.8 million or 11.3% increase. Along with the increase in total deposits, the designed change to the deposit mix and interest rate paid on deposits demonstrates the Company’s commitment to improved net interest margin and liquidity. Savings deposits increased $216.7 million or 108.6% to $416.1 million. Interest-bearing demand and money market accounts increased $42.7 million or 20.5% to $251.4 million. Noninterest-bearing demand deposits increased $16.1 million or 11.6% to $154.7 million. Time deposits decreased $88.8 million or 15.3% to $490.5 million. Savings accounts increased in part due to an advertising campaign launched by the Bank in the first quarter of 2009 and in part from customers transferring money from maturing higher interest rate certificates of deposit. Noninterest-bearing demand accounts increased primarily due to higher business account balances in response to unlimited protection from the FDIC under the Temporary Liquidity Guarantee Program. Interest-bearing demand and money market account balances increased as a result of an advertising campaign for our promotional rate money market accounts during a portion of 2009. Time deposits decreased as management allowed higher cost maturities to go unreplaced as a result of improved liquidity from higher transactional deposits.

Other Long-Term Debt
     Other long-term debt increased $27.5 million or 57.9% to $75.0 million at September 30, 2009 compared to $47.5 million at December 31, 2008. The increase is a result of management’s decision to enter into a leveraged purchase transaction that allowed the Bank to quickly and prudently increase earning assets to generate interest income. In March 2009, the Bank purchased $127.7 million in FNMA and GNMA mortgage-backed securities and funded the purchases with $30.0 million in long-term fixed rate FHLB advances, and the remainder from increased deposit balances and excess liquidity. The increase was partially offset by the reclassification of a $2.5 million FHLB advance to short-term borrowings. The new long-term advances are discussed below.
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
     The following schedule summarizes our subordinated debt at September 30, 2009 (dollars in thousands):

		Subordinated
Type	Issued(1)	Debt	Interest Rate
Trust Preferred	March 8, 2000	$10,825	Fixed	@	10.875%
Trust Preferred	July 19, 2000	10,309	Fixed	@	11.045%
Trust Preferred	June 26, 2003	15,464	Variable	@	3.383	% (2)
Trust Preferred	March 17, 2005	10,310	Variable	@	2.183	%(3)
Trust Preferred	August 20, 2007	20,619	Fixed	@	6.620	%(4)

		$67,527

1.	Each trust preferred security has a final maturity thirty years from the date of issuance.

2.	Reprices quarterly at a rate 310 basis points over three month LIBOR and is subject to refinancing or repayment at par with regulatory approval.

3.	Reprices quarterly at a rate 189 basis points over three month LIBOR.

4.	Five year fixed rate, and then reprices quarterly at a rate 140 basis points over three month LIBOR.

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
     In addition to the ability to increase brokered deposits and retail deposits, as of September 30, 2009, we had the following sources of available unused liquidity (in thousands):

September 30,
2009
Unpledged securities	$131,000
FHLB advances	18,000
FRB lines	215,000
Unsecured Federal funds lines	37,000
Additional FRB line based on eligible but unpledged collateral	156,000

Total sources of available unused liquidity	$557,000

     The Company’s net liquid asset ratio, defined as federal funds sold, investments maturing within 30 days, unpledged securities, available unsecured federal funds lines of credit, FHLB borrowing capacity and available brokered certificates of deposit divided by total assets increased from 11.4% at September 30, 2008 and 13.1% at December 31, 2008 to 21.9% at September 30, 2009.
Shareholders’ Equity
     Shareholders’ equity was $132.0 million at September 30, 2009, and $136.6 million at December 31, 2008. Shareholders’ equity as a percent of total assets was 6.90% at September 30, 2009, compared to 7.75% at December 31, 2008. The decrease in shareholders’ equity in the first nine months of 2009 was primarily the result of a net loss and preferred dividends paid. This decrease was somewhat offset by the issuance of common stock.
     At September 30, 2009, and December 31, 2008, the Company exceeded all minimum capital ratios required by the FRB, as reflected in the following schedule:

	FRB
	Minimum
	Capital	September 30,	December 31,
Capital Ratios:	Ratio	2009	2008
Leverage	4.00%	8.71%	10.04%
Risk-Based Capital
Tier I	4.00	10.82	11.18
Total	8.00	13.58	13.67
     The following table sets forth the capital requirements for the Bank under FDIC regulations and the Bank’s capital ratios at September 30, 2009, and December 31, 2008, respectively:

	FDIC
	Regulations
	Well		September 30,	December 31,
Capital Ratios:	Capitalized		2009	2008
Leverage	5.00	%(1)	9.05%	9.97%
Risk-Based Capital
Tier I	6.00		11.27	11.01
Total	10.00		13.19	12.92

(1)	8% required by memorandum of understanding.
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
     During the first nine months of 2009, we did not pay any cash dividends on our common stock compared to the $.19 per share paid in the same period in 2008. In October of 2009, the Company approved the distribution of a stock dividend on November 12, 2009 of one share for every 200 shares owned on the record date. Dividends for the remainder of 2009 will be reviewed quarterly, with the declared and paid dividend consistent with current earnings, capital requirements and forecasts of future earnings.
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
Interest Rate Sensitivity
     The major elements used to manage interest rate risk include the mix of fixed and variable rate assets and liabilities and the maturity and repricing patterns of these assets and liabilities. We perform a quarterly review of assets and liabilities that reprice and the time bands within which the repricing occurs. Balances generally are reported in the time band that corresponds to the instrument’s next repricing date or contractual maturity, whichever occurs first. However, fixed rate indirect automobile loans, mortgage-backed securities, and residential mortgage loans are primarily included based on scheduled payments with a prepayment factor incorporated. Through such analyses, we monitor and manage our interest sensitivity gap to minimize the negative effects of changing interest rates.
     The interest rate sensitivity structure within our balance sheet at September 30, 2009, indicated a cumulative net interest sensitivity liability gap of 6.94% when projecting out one year. In the near term, defined as 90 days, there was a cumulative net interest sensitivity asset gap of 4.16% at September 30, 2009. When projecting forward six months, there was a cumulative net interest sensitivity liability gap of .56%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. Our policy states that the cumulative gap at six months and one year should generally not exceed 15% and 10%, respectively. The Bank was within established tolerances at September 30, 2009.

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
Changes in Internal Control over Financial Reporting
     There has been no change in the Company’s internal control over financial reporting during the nine months ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     We are a party to claims and lawsuits arising in the course of normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of September 30, 2009, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our results of operations or financial condition.
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

FIDELITY SOUTHERN CORPORATION
(Registrant)

Date: November 5, 2009	BY: /s/ James B. Miller, Jr.
James B. Miller, Jr.
Chief Executive Officer

Date: November 5, 2009	BY: /s/ Stephen H. Brolly
Stephen H. Brolly
Chief Financial Officer