Form 10-K
period 2009-12-31
FIDELITY SOUTHERN CORP
filed 2010-03-10
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Common Stock, without stated par value
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the registrant) as of June 30, 2009 (based on the average bid and ask price of the Common Stock as quoted on the NASDAQ National Market System on June 30, 2009), was $19,982,579.
     At March 4, 2010, there were 10,266,864 shares of Common Stock outstanding, without stated par value.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s Annual Report to Shareholders for fiscal year ended December 31, 2009, are incorporated by reference into Part II. Portions of the registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III.

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
          At December 31, 2009, we had total assets of $1.852 billion, total loans of $1.421 billion, total deposits of $1.551 billion, and shareholders’ equity of $129.7 million.
Forward-Looking Statements
          This report on Form 10-K may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations relating to present or future trends or factors generally affecting the banking industry and specifically affecting our operations, markets and services. Without limiting the foregoing, the words “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon assumptions we believe are reasonable and may relate to, among other things, the difficult economic conditions and the economy’s impact on operating results, credit quality, liquidity, capital, the adequacy of the allowance for loan losses, changes in interest rates, and litigation results. These forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those projected for many reasons, including without limitation, changing events and trends that have influenced our assumptions.
          These trends and events include (1) the continued decline in real estate values in the Atlanta, Georgia, metropolitan area and in eastern and northern Florida markets; (2) general business and economic conditions; (3) conditions in the financial markets and economic conditions generally and the impact of recent efforts to address difficult market and economic conditions; (4) our liquidity and sources of liquidity; (5) the terms of the U.S. Treasury Department’s (the “Treasury”) equity investment in us, and the resulting limitations on executive compensation imposed through our participation in the TARP Capital Purchase Program; (6) a stagnant economy and its impact on operations and credit quality; (7) uncertainty with respect to future governmental economic and regulatory measures, including the ability of the Treasury to unilaterally amend any provision of the purchase agreement we entered into as part of the TARP Capital Purchase Program, the winding down of governmental emergency measures intended to stabilize the financial system, and numerous legislative proposals to further regulate the financial services industry; (8) unique risks associated with our construction and land development loans; (9) our ability to raise capital; (10) the impact of a recession on our consumer loan portfolio and its potential impact on our commercial portfolio; (11) economic conditions in Atlanta, Georgia; (12) our ability to maintain and service relationships with automobile dealers and indirect automobile loan purchasers and our ability to profitably manage changes in our indirect automobile lending operations; (13) the accuracy and completeness of information from customers and our counterparties; (14) changes in the interest rate environment and their impact on our net interest margin; (15) difficulties in maintaining quality loan growth; (16) less favorable than anticipated changes in the national and local business environment, particularly in regard to the housing market in general and residential construction and new home sales in particular; (17) the impact of and adverse changes in the governmental regulatory requirements affecting us; (18) the effectiveness of our controls and procedures; (19) our ability to attract and retain skilled people; (20) greater competitive pressures among financial institutions in our market; (21) changes in political, legislative and economic conditions; (22) inflation; (23) greater loan losses than historic levels and an insufficient allowance for loan losses; (24) failure to achieve the revenue increases expected to result from our investments in our growth strategies, including our branch additions and in our transaction deposit and lending businesses; (25) the volatility and limited trading of our common stock; and (26) the impact of dilution on our common stock.
          This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included herein and are not intended to represent a complete list of all risks and uncertainties in our business. Investors are encouraged to read the risks discussed under “Item 1A. — Risk Factors.”
Market Area, Products and Services
          The Bank provides an array of financial products and services for business and retail customers primarily through 23 branches in Fulton, Dekalb, Cobb, Clayton, Gwinnett, Rockdale, Coweta, and Barrow Counties in Georgia, a branch in Jacksonville, Duval County, Florida, and on the Internet at www.lionbank.com. The Bank’s customers are primarily individuals and small and medium sized businesses located in Georgia. Mortgage and construction loans are also provided through a branch in Jacksonville, Florida.

Mortgage loans, automobile loans, and Small Business Administration (“SBA”) loans are provided through employees located throughout the Southeast.
          The Bank is primarily engaged in attracting deposits from individuals and businesses and using these deposits and borrowed funds to originate commercial loans, commercial loans secured by real estate, SBA loans, construction and residential real estate loans, direct and indirect automobile loans, residential mortgage and home equity loans, and secured and unsecured installment loans. Internet banking, including on-line bill pay, and Internet cash management services are available to individuals and businesses, respectively. Additionally, the Bank offers businesses remote deposit services, which allow participating companies to scan and electronically send deposits to the Bank for improved security and funds availability. The Bank also provides international trade services. Trust services and merchant services activities are provided through agreements with third parties. Investment services are provided through an agreement with an independent broker-dealer.
          We have grown our assets, deposits, and business internally by building on our lending products, expanding our deposit products and delivery capabilities, opening new branches, and hiring experienced bankers with existing customer relationships in our market. We do not purchase loan participations from any other financial institution.
Deposits
          The Bank offers a full range of depository accounts and services to both individuals and businesses. As of December 31, 2009, deposits totaled $1.551 billion, consisting of:

	December 31, 2009
	Amount	%
	(Dollars in millions)
Noninterest-bearing demand deposits	$158	10.2%
Interest-bearing demand deposits and money market accounts	252	16.2
Savings deposits	441	28.4
Time deposits ($100,000 or more)	257	16.6
Other time deposits	344	22.2
Brokered time deposits	99	6.4

Total	$1,551	100.0%

          During 2009, the Bank continued a marketing program to increase the number and volume of our personal and business demand deposit accounts with the goals of building relationships with existing customers, adding new customers, increasing transaction accounts, and helping manage our cost of funds. We believe the marketing program has been a contributing factor to the growth in the Bank’s core deposits in 2009. Based on the success of this program, the Bank intends to continue this marketing program during 2010.
Lending
          The Bank’s primary lending activities include commercial loans to small and medium sized businesses, SBA sponsored loans, consumer loans (primarily indirect automobile loans), construction loans, and residential real estate loans. Commercial lending consists of the extension of credit for business purposes, primarily in the Atlanta metropolitan area. SBA loans, originated in the Atlanta metropolitan area and throughout the Southeast, are primarily made through the Bank’s SBA loan production office located in Covington, Georgia. Indirect loans are originated in Georgia, Florida, North Carolina, South Carolina, Alabama, and Tennessee. The Bank offers direct installment loans to consumers on both a secured and unsecured basis. Secured construction loans to homebuilders and developers and residential mortgages are primarily made in the Atlanta, Georgia, and Jacksonville, Florida, metropolitan areas. The loans are generally secured by first real estate mortgages.
          As of December 31, 2009, the Bank had total loans outstanding, including loans held-for-sale, consisting of:

		Held-for-
	Total Loans	Sale	Loans
		(in millions)
Commercial, financial and agricultural	$119	$—	$119
Real estate — mortgage—commercial	307	20	287
Real estate — construction	155	—	155
Real estate — mortgage—residential	212	81	131
Consumer installment loans	628	30	598

Total	$1,421	$131	$1,290

          The loan categories in the above schedule are based on certain regulatory definitions and classifications. Certain of the following discussions are in part based on the Bank defined loan portfolios and may not conform to the above classifications.
Commercial and Industrial Lending
          The Bank originates commercial and industrial loans, which include certain SBA loans which include partially guaranteed loans and other credit enhanced loans that are generally secured by business property such as inventory, equipment and accounts receivable. All commercial loans are evaluated for the adequacy of repayment sources at the time of approval and are regularly reviewed for any deterioration in the ability of the borrower to repay the loan. In most instances, collateral is required to provide an additional source of repayment in the event of default by the borrower. The amount and type of the collateral vary from loan to loan depending on the purpose of the loan, the financial strength of the borrower, and the amount and terms of the loan.
Commercial Real Estate Lending
          The Bank engages in commercial real estate lending through direct originations. The Bank does not purchase loan participations from other banks. The Bank’s primary focus is on originating owner-occupied loans to finance real estate out of which an individual or company will operate their business. Non-owner occupied real estate loans for investment purposes are made on a selective basis and only where the borrowers or guarantors add substantial support to their credit. Loans where the sole source of repayment is derived from the project, or where the absence of the project’s success would call into question the ability of the borrower to service the debt, are avoided. The Bank’s commercial real estate loans are made to individuals and to small and medium sized businesses to provide diversification, to generate assets that are sensitive to fluctuations in interest rates, and to generate deposit and other relationships. Commercial real estate loans are generally prime-based floating-rate loans or shorter-term (one to five year) fixed-rate loans. Approximately 50% of our commercial loans are owner occupied real estate loans. At December 31, 2009, there was only one loan in the amount of $3 million for a retail shopping center. The remaining non-owner occupied loans were made to established commercial customers for purposes other than retail development.
          The Bank has a growing portfolio of SBA loans and SBA loans held-for-sale as a result of increased SBA loan production. These loans are primarily commercial real estate related, with a portion of each loan guaranteed by the SBA or with other credit enhancements provided by the government. The American Recovery and Reinvestment Act appropriated $375 million to temporarily reduce fees and increase guarantees for loans made through the SBA’s lending programs. In December of 2009, Congress appropriated an additional $125 million to extend the incentives. Default guarantees were raised from 75% — 85% to 90%.
Indirect Automobile Lending
          The Bank purchases, on a nonrecourse basis, consumer installment contracts secured by new and used vehicles purchased by consumers from franchised motor vehicle dealers and selected independent dealers located throughout the Southeast. A portion of the indirect automobile loans the Bank originates is generally sold with servicing retained. At December 31, 2009, we were servicing $201 million in loans we had sold, primarily to other financial institutions.
          During 2009, the Bank produced $281 million of indirect automobile loans, while profitably selling $57 million to third parties with servicing retained. The balances in indirect automobile loans held-for-sale fluctuate from month to month as pools of loans are developed for sale and due to normal monthly principal payments.
Consumer Lending
          The Bank’s consumer lending activity primarily consists of indirect automobile lending. The Bank also makes direct consumer loans (including direct automobile loans), residential mortgage and home equity loans, and secured and unsecured personal loans.
Real Estate Construction Lending
          The Bank originates real estate construction loans that consist primarily of one-to-four family residential construction loans made to builders. Loan disbursements are closely monitored by management to ensure that funds are being used strictly for the purposes agreed upon in the loan covenants. The Bank employs both internal staff and external inspectors to ensure that requests for loan disbursements are substantiated by regular inspections and reviews. Construction and development loans are similar to all residential loans in that borrowers are underwritten according to their adequacy of repayment sources at the time of approval. Unlike conventional residential lending, however, signs of deterioration in a construction loan or development loan customer’s ability to repay the loan are measured throughout the life of the loan and not only at origination or when the loan becomes past due. In most instances, loan amounts are limited to 80% of the appraised value upon completion of the construction project. The Bank originates real estate construction loans in our branch offices located throughout Atlanta, Georgia, and from our Jacksonville, Florida branch.

Real Estate Mortgage Lending
          The Bank’s residential mortgage loan business focuses on one-to-four family properties. We offer Federal Housing Authority (“FHA”), Veterans Administration (“VA”), and conventional and non-conforming residential mortgage loans. The Bank operates our residential mortgage banking business from four locations in the Atlanta metropolitan area and one location in Jacksonville, Florida. The Bank is an approved originator and servicer for the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”), and is an approved originator for loans insured by the Department of Housing and Urban Development (“HUD”).
          The balances of mortgage loans held-for-sale fluctuate due to economic conditions, interest rates, the level of real estate activity, the amount of mortgage loans retained by the Bank, and seasonal factors. During 2009, we originated approximately $846 million in loans, while selling $766 million to third parties.
          In January 2009, we hired 58 new employees in a major expansion of our mortgage division in Atlanta and continued to hire new employees throughout 2009. At December 31, 2009, we employed 110 full time equivalent employees including 59 loan originators. The Bank primarily sells originated residential mortgage loans and brokered loans to investors. Management expects mortgage banking division activity for 2010 to be comparable to 2009.
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
Investment Securities
          At December 31, 2009, we owned investment securities totaling $163 million. Management’s conservative investment philosophy attempts to limit risk in the portfolio, which results in less yield through less risky investments than would otherwise be available if we were more aggressive in our investment philosophy. Investment securities include debt securities issued by agencies of the U.S. Government, mortgage backed securities issued by U.S. Government agencies, bank qualified municipal bonds, and FHLB stock. During 2007, 2008 and 2009, the Bank did not invest in any preferred stock of Fannie Mae or Freddie Mac, trust preferred obligations, collateralized mortgage obligations (“CMO’s”), auction rate securities (“ARS”), or collateralized debt obligations (“CDO’s”).
Significant Operating Policies
Lending Policy
          The Board of Directors of the Bank has delegated lending authority to our management, which in turn delegates lending authority to our loan officers, each of whom is limited as to the amount of secured and unsecured loans he or she can make to a single borrower or related group of borrowers. As our lending relationships are important to our success, the Board of Directors of our Bank has established review committees and written guidelines for lending activities. In particular, the Officers’ Credit Committee reviews lending relationships with aggregate relationship exposure exceeding $250,000. In addition, the Officers’ Credit Committee approves all credit for commercial loan relationships up to $5 million and for residential construction loan relationships up to $10 million. The Loan and Discount Committee must approve all credit for commercial loan relationships exceeding $5 million and all residential construction loan relationships exceeding $10 million. The Bank’s policy on calculating total exposure to an entity or individual, or related group of entities or individuals is more broad than that required under law and calls for the combining of all debt to all related entities regardless of the presence of independent sources of repayment or other conditions that might otherwise allow a portion of debt to be excluded.
          The Bank’s written guidelines for lending activities require, among other things, that:
•	secured loans be made to persons and companies who maintain depository relationships with the Bank and who are well-established and have adequate net worth, collateral, and cash flow to support the loan;

•	unsecured loans be made to persons who maintain depository relationships with the Bank and have significant financial strength;

•	real estate loans be secured by real property located primarily in Georgia or primarily in the Southeast for SBA loans;

•	working capital loans be repaid out of conversion of assets or earnings of the commercial borrower and that such loans generally be secured by the assets of the commercial borrower; and

•	loan renewal requests be reviewed in the same manner as an application for a new loan.
          Residential construction loans are made through the use of officer guidance lines, which are approved, when appropriate, by the Bank’s Officers’ Credit Committee or the Loan and Discount Committee. These guidance lines are approved for established builders and developers with track records and adequate financial strength to support the credit being requested. Loans may be for speculative starts or for pre-sold residential property to specific purchasers.
Loan Review and Nonperforming Assets
          The Bank’s Credit Review Department reviews the Bank’s loan portfolios to identify potential deficiencies and recommends appropriate corrective actions. The Credit Review Department reviews more than 30% of the commercial and construction loan portfolios and reviews 10% of the consumer loans originated annually. In 2009 we reviewed more than 80% of the construction and commercial portfolios. The results of the reviews are presented to the Bank’s Loan and Discount Committee on a monthly basis.
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
Asset/Liability Management
          The Company’s Asset/Liability Committee (“ALCO”) manages on an overall basis the mix of and terms related to the Company’s assets and liabilities. ALCO attempts to manage asset growth, liquidity, and capital in order to reduce interest rate risk and maximize income. ALCO directs our overall acquisition and allocation of funds and reviews and sets rates on deposits, loans, and fees.
Investment Portfolio Policy
          The Company’s investment portfolio policy is designed to maximize income consistent with liquidity, risk tolerance, collateral needs, asset quality, regulatory constraints, and asset/liability objectives. The policy is reviewed at least annually by the Boards of Directors of FSC and the Bank. The Boards of Directors are provided information on a regular basis concerning significant purchases and sales of investment securities, including resulting gains or losses. They are also provided information related to average maturity, Federal taxable equivalent yield, and appreciation or depreciation by investment categories. The Board of Directors is responsible for the establishment, approval, implementation, and annual review of interest rate risk management strategies, comprehensive policies, procedures, and limits. Senior management is responsible for ensuring that board-approved strategies, policies, and procedures are appropriately executed through a robust interest rate risk measurement process and systems to assess exposures.
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
          In 2009, FSC and the Bank operated under memoranda of understanding (“MOU”) with the FRB, the GDBF and the FDIC. The MOU, which relate primarily to the Bank’s asset quality and loan loss reserves, require that FSC and the Bank submit plans and report to its regulators regarding its loan portfolio and profit plans, among other matters. The MOU also require that the Bank maintain its Tier 1 Leverage Capital ratio at not less than 8% and an overall well-capitalized position as defined in applicable FDIC rules and regulations during the life of the MOU. Additionally, the MOU require that, prior to declaring or paying any cash dividends, FSC and the Bank must obtain the prior written consent of its regulators. Management believes the Bank and the Company are in compliance with the MOU. However, the regulators have not made a determination as to whether FSC and the Bank are in full compliance with the MOU, and it is uncertain when the regulators may make such a determination or when FSC and the Bank will no longer be subject to the limitations imposed by the MOU.

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
American Recovery and Reinvestment Act of 2009
          On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted, and the Department of Treasury implemented interim final rules under ARRA on June 15, 2009 (the “ARRA Regulations”). The ARRA, commonly known as the economic stimulus or economic recovery package, includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including Fidelity, until the institution has repaid the Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient’s appropriate regulatory agency. The executive compensation standards set forth in the ARRA and ARRA Regulations are more stringent than those currently in effect under the Program or those previously proposed by the Treasury. The new standards include (but are not limited to) (i) prohibitions on bonuses, retention awards and other incentive compensation to certain executive officers and other highly compensated employees, other than restricted stock grants which do not fully vest during the TARP period up to one-third of an employee’s total annual compensation, (ii) prohibitions on golden parachute (e.g., severance) payments for departure from a company, (iii) an expanded clawback of bonuses, retention awards, and incentive compensation if payment is based on materially inaccurate statements of earnings, revenues, gains or other criteria, (iv) prohibitions on compensation plans that encourage manipulation of reported earnings, (v) retroactive review of bonuses, retention awards and other compensation previously provided by TARP recipients if found by the Treasury to be inconsistent with the purposes of TARP or otherwise contrary to public interest, (vi) required establishment of a company-wide policy regarding “excessive or luxury expenditures”, and (vii) inclusion in a participant’s proxy statements for annual shareholder meetings of a nonbinding “say on pay” shareholder vote on the compensation of executives.
Temporary Liquidity Guarantee Program
          On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Treasury, as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLG Program the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions and (ii) provide full FDIC deposit insurance coverage for noninterest-bearing transaction deposit accounts, Negotiable Order of Withdrawal accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC-insured institutions through June 30, 2010. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. Fidelity elected to participate in both guarantee programs.

FDIC Insurance Assessments
          The FDIC maintains the deposit insurance fund (“DIF”) by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the DIF. The FDIC recently increased the amount of deposits it insures from $100,000 to $250,000. This increase is temporary and will continue through December 31, 2013. In 2009, the FDIC increased the amount assessed from financial institutions by increasing its risk-based deposit insurance assessment scale. The assessment scale for 2009 ranged from twelve basis points of assessable deposits for the strongest institutions to fifty basis points for the weakest. In 2009, the FDIC also approved a rule that required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. An insured institution’s risk-based deposit insurance assessments will continue to be calculated on a quarterly basis, but will be paid from the amount the institution prepaid until the later of the date that amount is exhausted or June 30, 2013, at which point any remaining funds would be returned to the insured institution.
Payment of Dividends
          FSC is a legal entity separate and distinct from the Bank. Most of the revenue we receive results from dividends paid to us by the Bank. There are statutory and regulatory requirements applicable to the payment of dividends by the Bank, as well as by us to our shareholders.
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
          The payment of dividends by Fidelity and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends to the Bank.
          The MOU requires FSC and the Bank obtain prior written consent of the FRB, the GDBF and the FDIC, respectively, before paying any dividends. For 2009, the Bank did not pay a cash dividend to FSC, and FSC did not pay a cash dividend to its common stockholders. In 2009, FSC did declare a quarterly stock dividend of one share for every 200 shares owned. The Board of Directors for both the Bank and FSC will review on a quarterly basis whether to declare and pay dividends for 2010, with the declared and paid dividend consistent with current regulatory limitations, earnings, capital requirements, and forecasts of future earnings.
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
          To continue to conduct its business as currently conducted, FSC and the Bank will need to maintain capital well above the minimum levels. As of December 31, 2009 and 2008, the most recent notifications from the FDIC categorized the Bank as “well capitalized” under current regulations.
Internal Control Reporting
          The 1991 Act also imposes substantial auditing and reporting requirements and increases the role of independent accountants and outside directors of banks.
Commercial Real Estate
          In December 2006, the federal banking agencies, including the FDIC, issued a final guidance on concentrations in commercial real estate lending (the “Guidance”), noting that increases in banks’ commercial real estate concentrations could create safety and soundness concerns in the event of a significant economic downturn. The Guidance mandates certain minimal risk management practices and categorizes banks with defined levels of such concentrations as banks that may warrant elevated examiner scrutiny. The regulatory guideline defines a bank as having a concentration in commercial real estate if its portfolio of land, construction (both commercial and residential) and Acquisition and Development loans exceeds 100% of the Bank’s total risk based capital. The Bank’s ratio decreased from 124% at December 31, 2008 to 77% at December 31, 2009. The regulatory guideline for all real estate loans, except owner-occupied property as a percentage of capital is a maximum of 300%. The Bank’s ratio decreased from 172% at December 31, 2008 to 144% at December 31, 2009. The Guidance does not formally prohibit a bank from exceeding either of these two thresholds. Rather, it defines the circumstances under which a bank will be declared to have a commercial real estate concentration. Further, the Guidance requires any such banks with commercial real estate concentrations to have heightened and sophisticated risk management systems in place to adequately manage the increased levels of risk. While management believes that our credit processes, procedures and systems meet the risk management standards dictated by the Guidance, regulatory authorities could effectively limit increases in the real estate concentrations in the Bank’s loan portfolios or require additional credit administration and management costs associated therewith, or both.
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
Financial Privacy
          In accordance with the GLB Act, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.
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
Employees and Executive Officers
          As of December 31, 2009, we had 488 full-time equivalent employees. We are not a party to any collective bargaining agreement. We believe that our employee relations are good. We afford our employees a variety of competitive benefit programs including a retirement plan and group health, life and other insurance programs. We also support training and educational programs designed to ensure that employees have the types and levels of skills needed to perform at their best in their current positions and to help them prepare for positions of increased responsibility.

Executive Officers of the Registrant
          The Company’s executive officers, their ages, their positions with the Company at March 10, 2010, and the period during which they have served as executive officers, are as follows:

Name	Age	Since	Position
James B. Miller, Jr.	69	1979	Principal Executive Officer, Chairman of the Board and Chief Executive Officer of Fidelity since 1979; President of Fidelity from 1979 to April 2006; Chairman of Fidelity Bank since 1998; President of Fidelity Bank from 1977 to 1997, and from December 2003 through September 2004; and Chief Executive Officer of Fidelity Bank from 1977 to 1997 and from December 2003 until present. A director of Fidelity Bank since 1976. Chairman of LionMark Insurance Company, a wholly-owned subsidiary, since November 2004. A director of Interface, Inc., a carpet and fabric manufacturing company, since 2000, and of American Software, Inc., a software development company, since 2002.

H. Palmer Proctor, Jr.	42	1996	President of Fidelity since April 2006; Senior Vice President of Fidelity from January 2006 through April 2006; Vice President of Fidelity from 1996 through January 2006; Director and President of Fidelity Bank since October 2004 and Senior Vice President of Fidelity Bank from 1996 through September 2004. Director and Secretary/Treasurer of LionMark Insurance Company, a wholly-owned subsidiary, since November 2004.

Stephen H. Brolly	47	2008	Principal Financial and Accounting Officer of Fidelity and Chief Financial Officer of Fidelity and Fidelity Bank since August 2008; Treasurer of Fidelity and Fidelity Bank from May 2006 through August 2008. Chief Financial Officer of LionMark Insurance Company, a wholly-owned subsidiary, since August 2008. Senior Vice President, Chief Accounting Officer and Controller of Sun Bancorp, Inc. in Vineland, New Jersey from 1999 to 2006.

David Buchanan	52	1995	Vice President of Fidelity since 1999; Executive Vice President of Fidelity Bank since October 2004; and Senior Vice President of Fidelity Bank from 1995 through September 2004. President of LionMark Insurance Company, a wholly-owned subsidiary, since November 2004.
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
          Currently, our lending and other businesses are concentrated in the Atlanta, Georgia, metropolitan area and eastern and northern Florida. As of December 31, 2009, real estate mortgage, construction and commercial real estate loans, accounted for 47.4% of our total loan portfolio. Therefore, conditions in these markets will strongly affect the level of our nonperforming loans and our results of operations and financial condition. Real estate values and the demand for commercial and residential mortgages and construction loans are affected by, among other things, changes in general and local economic conditions, changes in governmental regulation, monetary and fiscal policies, interest rates and weather. The residential real estate markets in Atlanta and Jacksonville continue to experience a slowdown in sales and continued pricing declines. Continued declines in our real estate markets could adversely affect the demand for new real estate loans, and the value and liquidity of the collateral securing our existing loans. Adverse changes in our markets could also reduce our growth rate, impair our ability to collect loans, and generally affect our financial condition and results of operations.
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
          The Emergency Economic Stabilization Act of 2008 and American Recovery and Reinvestment Act of 2009 were signed into law in response to the financial crisis affecting the banking system, financial markets and economic conditions generally. Pursuant to the EESA, the Treasury had the authority under the Troubled Asset Relief Program to purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The Treasury announced the Capital Purchase Program under TARP pursuant to which it has purchased senior preferred stock in participating financial institutions. This includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients until the institution has repaid the Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient’s appropriate regulatory agency.
          The EESA followed, and has been followed by, numerous actions by the U.S. Congress, the Federal Reserve Board, the Treasury, the FDIC, the SEC and others to address the current crisis, including most recently the ARRA. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. There can be no assurance, however, as to the actual impact that EESA, including TARP and the Program, the ARRA and the other initiatives describe above will have on the banking system and financial markets or on us. The failure of these programs to help stabilize the banking system and financial markets and a continuation or worsening of current economic conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

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
          As part of our participation in the Program, we agreed to be bound by certain executive compensation restrictions, including limitations on severance payments and the clawback of any bonus and incentive compensation that were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria. Subsequent to the issuance of the preferred shares, the ARRA was enacted, which provides more stringent limitations on severance pay and the payment of bonuses. To the extent that any of these compensation restrictions do not permit us to provide a comprehensive compensation package to our key employees that is competitive in our market area, we may have difficulty in attracting, retaining and motivating our key employees, which could have an adverse effect on our results of operations.
The terms governing the issuance of the preferred shares to the Treasury may be changed, the effect of which may have an adverse effect on our operations.
          The terms of the Letter Agreement which we entered into with the Treasury provides that the Treasury may unilaterally amend any provision of the Letter Agreement to the extent required to comply with any changes in applicable federal law that may occur in the future. We have no assurances that changes in the terms of the transaction will not occur in the future. Such changes may place restrictions on our business or results of operations, which may adversely affect the market price of our common stock.
Fluctuations in interest rates could reduce our profitability and affect the value of our assets.
          Like other financial institutions, our earnings and cash flows are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. Over any defined period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice versa. In addition, the individual market interest rates underlying our loan and deposit products (e.g., prime versus competitive market deposit rates) may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, our earnings may be negatively affected. Also, the volume of nonperforming assets will negatively impact average yields if and as it increases. In addition, loan volume and quality and deposit volume and mix can be affected by market interest rates. Changes in levels of market interest rates, including the current rate environment, could materially adversely affect our net interest spread, asset quality, origination volume and overall profitability.
          In September 2007, the Federal Reserve began lowering the targeted Federal funds rate, reducing the rate to 4.25% by the end of 2007. In 2008, as the economic crisis deepened, the Federal Reserve continued to lower interest rates to a historic low of .25% where it remained for all of 2009. While these short-term market interest rates (which we use as a guide to price our deposits) decreased, the yield on our earning assets decreased more quickly which in combination with heavy competition for deposit accounts had a negative impact on our interest rate spread and net interest margin during 2008 and into 2009. Income could also be adversely affected if the interest rates paid on deposits and other borrowings increase quicker than the interest rates received on loans and other investments during periods of rising interest rates.
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
          Our construction and land development loan portfolio was $155 million at December 31, 2009, comprising 10.9% of total loans. Construction and land development loans are often riskier than home equity loans or residential mortgage loans to individuals. During general economic slowdowns, like the one we are currently experiencing, these loans represent higher risk due to slower sales and reduced cash flow that could impact the borrowers’ ability to repay on a timely basis. In addition, regulations and regulatory policies affecting banks and financial services companies undergo continuous change and we cannot predict when changes will occur or the ultimate effect of any changes. Since the latter part of 2006, there has been continued regulatory focus on construction, development and commercial real estate lending. Changes in the federal policies applicable to construction, development or commercial real estate loans make us subject to substantial limitations with respect to making such loans, increase the costs of making such loans, and require us to have a greater amount of capital to support this kind of lending, all of which could have a material adverse effect on our profitability or financial condition.
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
          We intend to continue to build market share in the greater Atlanta metropolitan area through our branching strategy. While we have no commitments to branch during 2010, there are branch locations under consideration and others may become available. There are considerable costs involved in opening branches and new branches generally require a period of time to generate sufficient revenues to offset their costs, especially in areas in which we do not have an established presence.
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
          In addition to the issuance of the Preferred Shares, we also granted to the Treasury the Warrant to purchase 2,266,458 shares of common stock at a price of $3.19 per share. If the Treasury exercises the entire Warrant, it would result in a significant dilution to the ownership interest of our existing shareholders and dilute the earnings per share value of our common stock. Further, if the Treasury exercises the entire Warrant, it will become the second largest shareholder of Fidelity. The Treasury has agreed that it will not exercise voting power with regard to the shares that it acquires by exercising the Warrant. However, Treasury’s abstention from voting may make it more difficult for us to obtain shareholder approval for those matters that require a majority of total shares outstanding, such as a business combination involving Fidelity.

Item 1B.	Unresolved Staff Comments
          None

Item 2.	Properties
          Our principal executive offices consist of 19,175 square feet of leased space in Atlanta, Georgia. Our support operations are principally conducted from 65,897 square feet of leased space located at 3 Corporate Square, Atlanta, Georgia. The Bank has 23 branch offices located in Fulton, Dekalb, Cobb, Clayton, Gwinnett, Rockdale, Coweta and Barrow Counties, Georgia, and a branch in Jacksonville, Duval County, Florida, of which 14 are owned and 10 are leased. The Company leases mortgage origination offices in Atlanta, Georgia, Alpharetta, Georgia and Colorado Springs, Colorado. The Company leases a SBA loan production office in Covington, Georgia, and an off-site storage space in Atlanta, Georgia.

Item 3.	Legal Proceedings
          We are a party to claims and lawsuits arising in the course of normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of December 31, 2009, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders
          No matters were submitted to a vote of security holders during the fourth quarter of 2009.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
          Fidelity’s common stock trades on the NASDAQ Global Select Market under the symbol LION. The following table sets forth the high and low closing sale prices (adjusted for stock dividends) for the common stock for the calendar quarters indicated, as published by the NASDAQ stock market.
Market Price — Common Stock

	2009		2008
	High	Low	High	Low
Fourth Quarter	$4.65	$2.39	$4.79	$1.46
Third Quarter	4.68	2.46	6.55	2.21
Second Quarter	3.40	2.15	8.51	4.17
First Quarter	4.24	1.10	10.09	7.09
          As of March 4, 2010, there were approximately 825 shareholders of record. In addition, shares of approximately 1,600 beneficial owners of Fidelity’s common stock were held by brokers, dealers, and their nominees.
Dividends
          The Company declared approximately $1.8 million and $3.4 million in cash dividends on common stock in 2008 and 2007, respectively. The Company did not declare any cash dividends in 2009. However, the Company declared a quarterly stock dividend of one share for every 200 shares owned in 2009. Management cannot assure that this trend will continue. Future dividends will require a quarterly review of current and projected earnings for the remainder of 2010 in relation to capital requirements prior to the determination of the dividend, and be subject to regulatory restrictions under applicable law and the requirements of the MOU.
          The following schedule summarizes cash dividends declared and paid per share of common stock for the last three years:

	Dividend
	2009	2008	2007
First Quarter	$—	$.09	$.09
Second Quarter	—	.09	.09
Third Quarter	—	.01	.09
Fourth Quarter	—	—	.09

For the Year	$—	$.19	$.36

          In 2009, FSC and Fidelity Bank operated under memoranda of understanding with the FRB, the GDBF and the FDIC. The MOU, which relate primarily to the Bank’s asset quality and loan loss reserves, require that FSC and the Bank submit plans and report to its regulators regarding its loan portfolio and profit plans, among other matters. The MOU also require that the Bank maintain its Tier 1 Leverage Capital ratio at not less than 8% and an overall well-capitalized position as defined in applicable FDIC rules and regulations during the life of the MOU. Additionally, the MOU require that, prior to declaring or paying any cash dividends, FSC and the Bank must obtain the prior consent of its regulators.
          In addition, pursuant to the terms of the Letter Agreement entered into with the Treasury under the Capital Purchase Program, the ability of Fidelity to declare or pay dividends or distributions of its common stock is subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share ($0.01) declared on the common stock prior to December 19, 2008, as adjusted for subsequent stock dividends and other similar actions. In addition, as long as the Preferred Shares are outstanding, dividend payments are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. This restriction will terminate on the third anniversary of the date of issuance of the Preferred Shares or, if earlier, the date on which the Preferred Shares have been redeemed in whole or the Treasury has transferred all of the Preferred Shares to third parties.
          See Note 13 to the consolidated financial statements in Item 8 for a further discussion of the restrictions on our ability to pay dividends.
Share Repurchases
          Fidelity did not repurchase any securities during the fourth quarter of 2009.
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
          Other than the sale of Preferred Shares and the issuance of subordinated debt in 2007 in connection with the issuance of trust preferred securities by one of the Company’s business trust subsidiaries on the terms previously disclosed, Fidelity has not sold any unregistered securities in the past three years.
Securities Authorized for Issuance Under Equity Compensation Plans
          The following table presents information as of December 31, 2009, with respect to shares of common stock of Fidelity that may be issued under equity compensation plans. The equity compensation plans of Fidelity consist of the Stock Option Plans and the 401(k) tax qualified savings plan.

Number of Securities Remaining
Available for Future Issuance
	Number of Securities		Under
	to be Issued upon	Weighted Average	Equity Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities Reflected in
Plan Category	Outstanding Options	Outstanding Options	Column A)
Equity Compensation Plans Approved by Shareholders(1)	494,405	$8.59	313,242
Equity Compensation Plans Not Approved by Shareholders(2)	N/A	N/A	N/A

Total	494,405	$8.59	313,242

(1)	1997 Stock Option Plan and 2006 Equity Incentive Plan

(2)	Excludes shares issued under the 401(k) Plan.
Shareholder Return Performance Graph
          The following graph compares the percentage change in the cumulative five-year shareholder return on Fidelity’s Common Stock (traded on the NASDAQ National Market under the symbol “LION”) with the cumulative total return on the NASDAQ Composite Index, and the SNL NASDAQ Bank Index.
          The graph assumes that the value invested in the Common Stock of Fidelity and in each of the two indices was $100 on December 31, 2004, and all dividends were reinvested.

	Period Ending December 31,
Index	2004	2005	2006	2007	2008	2009
Fidelity Southern Corporation	$100.00	$95.75	$101.31	$51.96	$20.71	$21.07
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
SNL NASDAQ Bank Index	100.00	96.95	108.85	85.45	62.06	50.34

Item 6.	Selected Financial Data
          The following table contains selected consolidated financial data. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included in this report.

SELECTED FINANCIAL DATA
Years Ended December 31,
2009	2008	2007	2006	2005
(Dollars in thousands, except per share data)
Interest income	$97,583	$104,054	$113,462	$97,804	$74,016
Interest expense	46,009	57,636	66,682	54,275	34,684
Net interest income	51,574	46,418	46,780	43,529	39,332
Provision for loan losses	28,800	36,550	8,500	3,600	2,900
Noninterest income, including securities gains	33,978	17,636	17,911	15,699	14,339
Securities gains, net	5,308	1,306	2	—	32
Noninterest expense	64,562	48,839	47,203	40,568	35,001
Net (loss) income	(3,855)	(12,236)	6,634	10,374	10,326
Dividends declared — common	—	1,783	3,357	2,964	2,567
Per Share Data:
Net (loss) income:
Basic (loss) earnings(1)	$(.71)	$(1.27)	$.69	$1.09	$1.09
Diluted (loss) earnings(1)	(.71)	(1.27)	.69	1.09	1.09
Book value(1)	8.44	9.42	10.35	9.88	9.10
Dividends declared	—	.19	.36	.32	.28
Dividend payout ratio	—%	—%	50.61%	28.57%	24.86%
Profitability Ratios:
Return on average assets	(.21)%	(.70)%	.41%	.70%	.79%
Return on average shareholders’ equity	(2.91)	(12.43)	6.84	11.67	12.59
Net interest margin	2.95	2.84	3.04	3.10	3.17
Asset Quality Ratios:
Net charge-offs to average loans	2.44%	1.36%	.45%	.19%	.23%
Allowance to period-end loans	2.33	2.43	1.19	1.07	1.17
Nonperforming assets to total loans, OREO and repos	6.43	7.89	1.65	.40	.25
Allowance to nonperforming loans, OREO and repos	.32	x	.29	x	.71	x	2.52	x	4.50	x
Liquidity Ratios:
Total loans to total deposits	91.64%	100.01%	103.30%	100.18%	100.51%
Loans to total deposits	83.18	96.14	98.77	95.98	97.79
Average total loans to average earning assets	82.46	89.81	90.34	88.36	86.58
Capital Ratios:
Leverage	9.03%	10.04%	7.93%	8.07%	8.64%
Risk-based capital
Tier 1	11.25	11.10	8.43	8.54	9.60
Total	13.98	13.67	11.54	10.37	11.97
Average equity to average assets	7.13	5.66	5.93	5.99	6.29
Balance Sheet Data (At End of Period):
Assets	$1,851,520	$1,763,113	$1,686,484	$1,649,179	$1,405,703
Earning assets	1,744,134	1,635,722	1,597,855	1,562,736	1,342,335
Total loans	1,421,090	1,443,862	1,452,013	1,389,024	1,129,777
Total deposits	1,550,725	1,443,682	1,405,625	1,386,541	1,124,013
Long-term debt	117,527	115,027	92,527	83,908	94,908
Shareholders’ equity	129,685	136,604	99,963	94,647	86,739
Daily Average:
Assets, net of discontinued operations	$1,858,874	$1,738,494	$1,635,520	$1,483,384	$1,304,090
Earning assets	1,759,893	1,649,022	1,553,602	1,415,105	1,247,480
Total loans	1,451,240	1,481,066	1,403,461	1,250,386	1,080,025
Total deposits	1,542,569	1,445,485	1,377,503	1,223,428	1,072,695
Long-term debt	133,623	111,475	90,366	94,111	81,817
Shareholders’ equity	132,613	98,461	97,059	88,866	82,002

(1)	Adjusted for stock dividends

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
          Economic conditions, competition, and the monetary and fiscal policies of the Federal government significantly affect financial institutions. Poor performance of subprime loans initiated the credit crisis that began in the summer of 2007, followed by substantial declines in residential home sales and prices, the slowing of the national economy and by a serious lack of liquidity. By the end of 2007, the credit turmoil migrated to consumer lending, as demonstrated by the increase in credit card delinquencies and automobile repossessions in all regions of the U.S., including our southeast markets. In 2008, the financial crisis worsened and led to a crisis of confidence in the financial sector as a result of concerns about the capital base and viability of certain financial institutions and the Treasury had to step in with capital infusions for many financial institutions. During this period, interbank lending and commercial paper borrowing fell sharply, precipitating a credit freeze for both institutional and individual borrowers. The national unemployment rate increased to 10.0% in December 2009 from 7.2% in December 2008. In 2009, the Federal Reserve kept short-term interest rates at historic lows in response to the national economic recession.
          The recession had a major impact on the Atlanta and Florida economies, particularly in the residential construction and development markets. Many builders and building related businesses have suffered financially due to the decreasing home prices, lack of demand for houses and the over supply of houses and residential lots. Additionally, this crisis has affected the consumer as demonstrated by the increased delinquencies and foreclosures throughout 2009. These are the primary reasons that, when compared to 2008, our net charge-offs increased 67.0% to $32.4 million during 2009. Our provision for loan losses decreased 21.2% to $28.8 million due to management’s efforts to build up reserves in 2008. Management recorded a total of $65.4 million in provision for loan losses in 2008 and 2009 compared to net charge-offs of $51.8 million over the same period, so for every dollar of net charge-offs, we recorded $1.26 in provision for loan losses. Our allowance for loan losses as a percentage of loans outstanding decreased to 2.33% at December 31, 2009, from 2.43% at the end of 2008.
          Since our inception in 1974, we have pursued managed profitable growth through internal expansion built on providing quality financial services. During 2009, the Bank significantly expanded its mortgage lending division, but due to the recessionary economy our total loans decreased slightly from 2008. The loan portfolio is well diversified among consumer, business, and real estate.
          Net loss for 2009 was $3.9 million compared to net loss of $12.2 million in 2008. Net loss per basic and diluted share was $.71 for 2009 compared to net loss of $1.27 in 2008. Key factors impacting our financial condition and results of operations for 2009 are summarized below:
•	The provision for loan losses for 2009 was $28.8 million compared to $36.6 million in 2008. Net charge-offs for 2009 were 2.44% of average loans outstanding compared to 1.36% for 2008. The allowance for loan losses was 2.33% of outstanding loans and provided a coverage ratio of 32.4% of nonperforming assets as of December 31, 2009.

•	The net interest margin increased 11 basis points in 2009 to 2.95% from 2.84% in 2008, resulting from a 92 basis point decrease in the cost of funds which was greater than the 77 basis point decrease in the yield on earning assets. Management’s successful efforts to reduce the cost of funds included aggressive reductions in interest rates within the constraints of our market as well as a shift in the deposit mix to emphasize lower cost savings accounts.

•	Total assets increased $88.4 million or 5.0% to $1.852 billion at the end of 2009 compared to $1.763 billion at year end 2008. This increase was primarily due to the 85.9% increase in cash and cash equivalents as a result of investment sales late in 2009, higher loans held-for-sale, and higher Other Assets primarily due to prepaid FDIC insurance premiums, partially offset by a decrease in the loans outstanding.

          The Bank’s franchise spans eight Counties in the metropolitan Atlanta market and one branch office in Jacksonville, Florida. Our lending activities and the total of our nonperforming assets are significantly influenced by the local economic environments in Atlanta and Jacksonville. Our net interest margin is affected by prevailing interest rates, nonperforming assets and competition among financial institutions for loans and deposits. Atlanta’s and to a lesser extent Jacksonville’s economies continue to be negatively impacted by the weak real estate market. Management expects the economy to be stagnant through the first half of 2010 which will pressure earnings for the year. However, continued market turmoil will provide opportunities to attract new customer relationships, and talented and experienced bankers. We plan to pursue these opportunities on a selective basis.
          Our overall focus is on building shareholder value. Our mission is “to continue growth, improve earnings and increase shareholder value; to treat customers, employees, community and shareholders according to the Golden Rule; and to operate within a culture of strong internal controls.” The strong focus in 2010 will be on credit quality, expense controls, and modest quality loan growth.
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
          A formal review of the allowance for loan losses is prepared at least monthly to assess the probable credit risk inherent in the loan portfolio and to determine the adequacy of the allowance for loan losses. For purposes of the monthly management review, the loan portfolio is separated by loan type and each loan type is treated as a homogeneous pool. In accordance with the Interagency Policy Statement on the Allowance for Loan and Lease Losses, the level of allowance required for each loan type is determined based upon historical charge-off experience and current economic trends. In addition to the homogenous pools of loans, every commercial, commercial real estate, SBA, and construction loan is assigned a risk rating using established credit policy guidelines. All nonperforming commercial, commercial real estate, SBA, and construction loans and loans deemed to have greater than normal risk characteristics are reviewed monthly by Credit Review to determine the level of additional allowance for loan losses, if any, required to be specifically assigned to these loans.
     Capitalized Servicing Assets and Liabilities
          The majority of our indirect automobile loan pools and certain residential mortgage and SBA loans are sold with servicing retained. When the contractually specific servicing fees on loans sold servicing retained are expected to be more than adequate compensation to a servicer for performing the servicing, a capitalized servicing asset is recognized. When the expected costs to a servicer for performing loan servicing are not expected to adequately compensate a servicer, a capitalized servicing liability is recognized. Servicing assets and servicing liabilities are amortized over the expected lives of the serviced loans utilizing the interest method. Management makes certain estimates and assumptions related to costs to service varying types of loans and pools of loans, the projected lives of loans and pools of loans sold servicing retained, and discount factors used in calculating the present values of servicing fees projected to be received.
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
     Fair Value
          The primary financial instruments that the Company carries at fair value include investment securities, interest rate lock commitments (“IRLCs”), derivative instruments, and residential mortgage loans held-for-sale. Classification in the fair value hierarchy of financial instruments is based on the criteria set forth in FASB ASC 820-10-35.
          Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level measurements) and the lowest priority to unobservable inputs (level 3 measurements). A financial instrument’s level within the hierarchy is based on the lowest level of input that is significant to the fair value measurement.
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
          The Company classifies IRLCs on residential mortgage loans, which are derivatives under SFAS No. 133 now codified in ASC 815-10-15, on a gross basis within other liabilities or other assets. The fair value of these commitments, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on both the Company’s historical data and the current interest rate environment and reflect the Company’s best estimate of the likelihood that a commitment will ultimately result in a closed loan. As a result of the adoption of SAB No. 109, the loan servicing value is also included in the fair value of IRLCs.
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
          The credit risk associated with the underlying cash flows of instruments carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumptions used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument.
          The fair value of residential mortgage loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies these loans as Level 2.

          SBA and indirect loans held-for-sale are measured at the lower of cost or fair value. Fair value is based on recent trades for similar loan pools as well as offering prices for similar assets provided by buyers in the secondary market. If the cost of a loan is determined to be less than the fair value of similar loans, the impairment is recorded by the establishment of a reserve to reduce the value of the loan.
          Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified as a Level 3 in the fair value hierarchy. Collateral may include real estate or business assets, including equipment, inventory and accounts receivable. The value of real estate collateral is determined based on an appraisal by qualified licensed appraisers hired by the Company. If significant, the value of business equipment is based on an appraisal by qualified licensed appraisers hired by the Company, otherwise, the equipment’s net book value on the business’ financial statements is the basis for the value of business equipment. Inventory and accounts receivable collateral are valued based on independent field examiner review or aging reports. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business. Impaired loans are evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.
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
          The majority of the indirect automobile loan pools and certain SBA and residential mortgage loans are sold with servicing retained. When the contractually specific servicing fees on loans sold servicing retained are expected to be more than adequate compensation to a servicer for performing the servicing, a capitalized servicing asset is recognized based on fair value. When the expected costs to a servicer for performing loan servicing are not expected to adequately compensate a servicer, a capitalized servicing liability is recognized based on fair value. Servicing assets and servicing liabilities are amortized over the expected lives of the serviced loans utilizing the interest method. Management makes certain estimates and assumptions related to costs to service varying types of loans and pools of loans, prepayment speeds, the projected lives of loans and pools of loans sold servicing retained, and discount factors used in calculating the present values of servicing fees projected to be received.
     Income Taxes
          We file a consolidated Federal income tax return, as well as tax returns in several states. Income taxes are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10-25, formerly known as SFAS No. 109, “Accounting for Income Taxes”. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. Deferred tax assets are reviewed annually to assess the probability of realization of benefits in future periods or whether valuation allowances are appropriate. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Management has reviewed all evidence, both positive and negative, and concluded that a valuation allowance against the deferred tax asset is not needed at December 31, 2009. The calculation of the income tax provision is complex and requires the use of judgments and estimates in its determination.
Results of Operations
     2009 Compared to 2008
       Net Income
          Our net loss for the year ended December 31, 2009, was $3.9 million or $.71 basic and fully diluted loss per share. Net loss for the year ended December 31, 2008, was $12.2 million or $1.27 basic and fully diluted loss per share. The $8.4 million decrease in net loss in 2009 compared to 2008 was primarily due to a $7.8 million decrease in the provision for loan losses as a result of the recent positive economic trends affecting our loan portfolio including moderating asset quality and lower nonperforming assets.
          Net interest income increased during 2009 compared to 2008 as the average balance of interest-earning assets increased $110.9 million, compared to a $71.6 million increase in the average balance of interest-bearing liabilities. In addition, the net interest margin increased 11 basis points to 2.95%. Noninterest income increased by $16.3 million or 92.7% to $34.0 million in 2009 compared to 2008, primarily due to an increase in revenues from mortgage banking activities of $14.6 million, and an increase in securities gains of $4.0 million, offset in part by a $1.0 million decrease in indirect lending activities and an $851,000 decrease in other operating income. Noninterest expense increased $15.7 million or 32.2% in 2009 compared to 2008 primarily due to increases in salaries and employee benefits of $7.4 million, the cost of operation of other real estate of $3.5 million, other operating expenses of $1.1 million, FDIC insurance expense of $2.7 million and professional and other services of $1.1 million compared to 2008.
     Net Interest Income/Margin
          Taxable-equivalent net interest income was $52.0 million in 2009 compared to $46.9 million in 2008, an increase of $5.1 million or 10.9%. Average interest-earning assets in 2009 increased $110.9 million to $1.760 billion, a 6.7% increase when compared to 2008. Average interest-bearing liabilities increased $71.6 million to $1.569 billion, a 4.8% increase. The net interest margin increased by 11 basis points to 2.95% in 2009 when compared to 2008.
          Taxable-equivalent interest income decreased $6.5 million or 6.2% to $98.0 million during 2009 compared with 2008 as a result of a 77 basis point decrease in the yield on interest-earning assets somewhat offset by the net growth of $110.9 million or 6.7% in average interest-earning assets. The average balance of loans outstanding in 2009 decreased $29.8 million or 2.0% to $1.451 billion when compared to 2008. The yield on average loans outstanding decreased 52 basis points to 6.00% when compared to 2008, in large part due to decreasing yields on the consumer loan portfolio, consisting primarily of indirect automobile loans as well as significant increases in average nonperforming loans. The average balance of investment securities increased $89.1 million as principal payments on mortgage backed securities were more than offset by investment purchases during the year. Average interest-bearing deposits increased $52.5 million to $55.1 million and Federal funds sold decreased $947,000 or 7.9% to $11.0 million due to management’s decision to maintain higher levels of liquidity in light of the continuing credit and liquidity crisis.
          Interest expense in 2009 decreased $11.6 million or 20.2% to $46.0 million as a result of a $71.6 million or 4.8% growth in average interest-bearing liability balances, more than offset by a 92 basis point decrease in the cost of interest-bearing liabilities due to managements efforts to lower cost of funds by decreasing rates paid on deposits and to replace higher cost certificates of deposit with lower cost core deposits. Average total interest-bearing deposits increased $83.1 million or 6.3% to $1.400 billion during 2009 compared to 2008, while average borrowings decreased $11.5 million or 6.4% to $169.3 million. The increase in average total interest-bearing deposits was primarily due to an increase of $124.6 million in savings deposits offset by a decrease in demand accounts and time deposits.
          The cost of funds for subordinated debt decreased from 7.83% for 2008 to 6.89% in 2009 primarily as a result of Fidelity Southern Statutory Trust I and II which have floating rate indexes and decreased from 4.57% and 3.76%, respectively at December 31, 2008 to 3.35% and 2.14% at December 31, 2009.

Average Balances, Interest and Yields

	For the Years Ended December 31,
	2009			2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Interest-Earning Assets:
Loans, net of unearned income(1)(2)
Taxable	$1,444,423	$86,643	6.00%	$1,472,573	$96,009	6.52%	$1,390,625	$105,222	7.57%
Tax-exempt(3)	6,817	395	5.93	8,493	581	6.97	12,837	1,052	8.20

Total loans	1,451,240	87,038	6.00	1,481,066	96,590	6.52	1,403,462	106,274	7.57
Investment securities
Taxable	227,731	9,901	4.35	139,391	6,867	4.93	137,370	6,964	5.07
Tax-exempt (4)	14,760	898	6.09	13,975	833	5.96	6,782	390	5.75

Total Investment securities	242,491	10,799	4.47	153,366	7,700	5.05	144,152	7,354	5.12
Interest-bearing deposits	55,149	139	.25	2,630	36	1.38	1,134	58	5.08
Federal funds sold	11,013	24	.22	11,960	179	1.49	4,855	243	5.01

Total interest-earning assets	1,759,893	98,000	5.57	1,649,022	104,505	6.34	1,553,603	113,929	7.34
Noninterest-Earning Assets:
Cash and due from banks	25,900			22,239			23,383
Allowance for loan losses	(33,632)			(22,610)			(14,644)
Premises and equipment	18,725			19,537			18,875
Other real estate owned	21,527			12,624			2,918
Other assets	66,461			57,682			51,385

Total assets	$1,858,874			$1,738,494			$1,635,520

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Demand deposits	$236,819	2,794	1.18	$271,429	6,226	2.29	$293,336	10,243	3.49
Savings deposits	333,865	6,963	2.09	209,301	6,043	2.89	203,529	8,881	4.36
Time deposits	829,229	28,864	3.48	836,049	36,453	4.36	749,803	38,778	5.17

Total interest-bearing deposits	1,399,913	38,621	2.76	1,316,779	48,722	3.70	1,246,668	57,902	4.64
Federal funds purchased	—	—	—	9,001	265	2.94	10,310	548	5.31
Securities sold under agreements to repurchase	29,237	390	1.33	34,924	921	2.64	21,674	657	3.03
Other short-term borrowings	6,407	227	3.54	25,393	879	3.46	24,516	1,111	4.54
Subordinated debt	67,527	4,650	6.89	67,527	5,284	7.83	54,478	4,945	9.08
Long-term debt	66,096	2,121	3.21	43,948	1,565	3.56	35,888	1,519	4.23

Total interest-bearing liabilities	1,569,180	46,009	2.93	1,497,572	57,636	3.85	1,393,534	66,682	4.79

Noninterest-Bearing Liabilities and Shareholders’ Equity:
Demand deposits	142,656			128,706			130,835
Other liabilities	14,425			13,755			14,092
Shareholders’ equity	132,613			98,461			97,059

Total liabilities and shareholders’ equity	$1,858,874			$1,738,494			$1,635,520

Net interest income/spread		$51,991	2.64		$46,869	2.49		$47,247	2.55

Net interest rate margin			2.95			2.84			3.04

(1)	Fee income relating to loans is included in interest income.

(2)	Nonaccrual loans are included in average balances and income on such loans, if recognized, is recognized on a cash basis.

(3)	Interest income includes the effects of taxable-equivalent adjustments of $129,000, $192,000, and $350,000, for 2009, 2008, and 2007, respectively, using a combined tax rate of 35%.

(4)	Interest income includes the effects of taxable-equivalent adjustments of $288,000, $259,000 and $147,000 for 2009, 2008 and 2007, respectively, using a combined tax rate of 35%.

Rate/Volume Analysis

	2009 Compared to 2008 Variance			2008 Compared to 2007 Variance
	Attributed to(1)			Attributed to(1)
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In thousands)
Net Loans:
Taxable	$(1,807)	$(7,559)	$(9,366)	$5,961	$(15,174)	$(9,213)
Tax-exempt(2)	(106)	(80)	(186)	(327)	(145)	(472)
Investment Securities:
Taxable	3,926	(892)	3,034	102	(199)	(97)
Tax exempt(2)	47	18	65	428	15	443
Federal funds sold	(13)	(142)	(155)	191	(255)	(64)
Interest-bearing deposits	156	(53)	103	40	(62)	(22)

Total interest-earning assets	$2,203	$(8,708)	$(6,505)	$6,395	$(15,820)	$(9,425)

Interest-Bearing Deposits:
Demand	$(715)	$(2,717)	$(3,432)	$(719)	$(3,299)	$(4,018)
Savings	2,921	(2,001)	920	245	(3,083)	(2,838)
Time	(295)	(7,294)	(7,589)	4,158	(6,482)	(2,324)

Total interest-bearing deposits	1,911	(12,012)	(10,101)	3,684	(12,864)	(9,180)
Federal funds purchased	(132)	(133)	(265)	(63)	(221)	(284)
Securities sold under agreements to repurchase	(131)	(400)	(531)	359	(94)	265
Other short-term borrowings	(671)	19	(652)	40	(272)	(232)
Subordinated debt	—	(634)	(634)	1,082	(743)	339
Long-term debt	723	(167)	556	309	(263)	46

Total interest-bearing liabilities	$1,700	$(13,327)	$(11,627)	$5,411	$(14,457)	$(9,046)

(1)	The change in interest due to both rate and volume has been allocated to the components in proportion to the relationship of the dollar amounts of the change in each.

(2)	Reflects fully taxable equivalent adjustments using a combined tax rate of 35%.
     Provision for Loan Losses
          Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries.
          The provision for loan losses was $28.8 million in 2009, $36.6 million in 2008 and $8.5 million in 2007. Net charge-offs were $32.4 million in 2009 compared to $19.4 million in 2008 and $6.2 million in 2007. The decrease in the provision in 2009 compared to 2008 was primarily due to moderating asset quality and reductions in the level of nonperforming assets. In 2008, management increased provision for loan losses well in excess of charge-offs in response to the worsening economic climate and to continued deterioration in the Bank’s asset quality. In the second half of 2009, credit trends stabilized and we began to see some improvement in certain credit quality metrics such as nonperforming assets. At December 31, 2009 total nonperforming assets were $92.9 million compared to $115.2 million at December 31, 2008, a reduction of 22.3 million or 19.4%. Although we do not have a direct exposure to the subprime market, residential construction and development credit issues first surfacing with the subprime mortgage problems migrated to consumer loans, including our indirect automobile loan portfolio, during the second half of 2008 and continued in early 2009. The metropolitan Atlanta construction market continued its decline in 2009.
          The allowance for loan losses as a percentage of loans outstanding at the end of 2009, 2008, and 2007 was 2.33%, 2.43% and 1.19%, respectively. The allowance for loan losses as a percentage of loans decreased 10 basis points in 2009 in response to the stabilizing economy and the associated positive impact on consumer loans. Adversely classified assets to total assets improved from 8.25% at the end of 2008 to 6.97% at the end of 2009.
          For additional information on asset quality, refer to the discussions regarding loans, credit quality, nonperforming assets, and the allowance for loan losses.

Analysis of the Allowance for Loan Losses

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Balance at beginning of year	$33,691	$16,557	$14,213	$12,912	$12,443
Charge-offs:
Commercial, financial and agricultural	315	99	200	1	385
SBA	730	220	—	67	—
Real estate-construction	20,217	9,083	1,934	—	—
Real estate-mortgage	416	332	82	5	160
Consumer installment	11,622	10,841	5,301	3,616	2,890

Total charge-offs	33,300	20,575	7,517	3,689	3,435
Recoveries:
Commercial, financial and agricultural	8	5	257	505	284
SBA	31	215	—	145	—
Real estate-construction	77	43	190	—	—
Real estate-mortgage	20	14	78	7	41
Consumer installment	745	882	836	733	679

Total recoveries	881	1,159	1,361	1,390	1,004

Net charge-offs	32,419	19,416	6,156	2,299	2,431
Provision for loan losses	28,800	36,550	8,500	3,600	2,900

Balance at end of year	$30,072	$33,691	$16,557	$14,213	$12,912

Allowance for loan losses as a percentage of loans	2.33%	2.43%	1.19%	1.07%	1.17%
Ratio of net charge-offs during period to average loans outstanding, net	2.44	1.36	.45	.19	.23
          Consumer installment loan net charge-offs of $10.9 million increased 9.2% over charge-offs of $10.0 million in 2008. The majority of consumer installment loan charge-offs were related to indirect automobile loan repossessions and liquidations. The quarterly net charge-offs demonstrated a moderating trend in 2009. Quarterly indirect net charge-offs beginning with the third quarter of 2008 through the fourth quarter of 2009 were $3.0 million, $3.2 million, $3.5 million, $2.6 million, $2.2 million and $2.5 million, respectively.
          Real estate construction loan net charge-offs were $20.1 million in 2009 compared to $9.0 million in 2008. These charge-offs were related to residential construction builders and were attributed to the slow down in housing construction and sales. Based on recent trends in the economy and a smaller balance of construction loans outstanding, management believes the real estate construction loan charge-offs will decrease in 2010 as compared to 2009. We will continue to closely monitor the activity and trends in the residential housing construction portfolio as well as the rest of the loan portfolio.
     Noninterest Income
          Noninterest income for 2009 was $34.0 million compared to $17.6 million in 2008, a 92.7% increase. This increase was primarily due to an increase in revenues from mortgage banking and securities gains, somewhat offset by decreases in indirect lending and other operating income.
          Income from mortgage banking activities increased $14.6 million to $15.0 million during 2009 compared to 2008. In the first quarter of 2009, management made the strategic decision to expand the mortgage banking operation by hiring 58 former employees of an Atlanta based mortgage company which had closed down operations. During 2009, we continued to hire employees for our mortgage operation. As a result of this expansion and favorable mortgage interest rates, the Bank originated approximately $846 million in mortgage loans during 2009 compared to approximately $20 million in 2008. Origination fee income in 2009 was $3.7 million compared to $144,000 in 2008. Gain on loans sold increased from $148,000 in 2008 to $7.1 million in 2009. In addition, on January 1, 2009 the Bank elected under ASC 825-10-25 to value its loans held-for-sale at fair value. This valuation along with the mark to market on the derivatives associated with interest rate lock commitments and related hedges resulted in the recognition of a mark to market gain of $2.0 million during 2009. Other fee income associated with the mortgage banking activities was $2.2 million in 2009 compared to $48,000 in 2008.
          Securities gain income increased $4.0 million to $5.3 million in 2009 compared to $1.3 million in 2008. The increase is a result of the Bank repositioning the investment portfolio as part of the interest rate, cash flow, and capital risk rating strategies. The Bank sold 33 securities during 2009 compared to six in 2008.

          Income from indirect lending activities for 2009, which includes both net gains from the sales of indirect automobile loans and servicing and ancillary loan fees on loans sold, decreased $1.0 million or 19.1% to $4.2 million compared to $5.2 million for 2008. The decrease was due primarily to a decrease in loan sales in 2009 compared to 2008. There were service retained sales of $57.5 million of indirect automobile loans in 2009 compared to sales of $99.3 million in 2008 with $75.3 million sold servicing retained. Income from indirect automobile lending activities is an important source of our noninterest income and is heavily driven by investor purchases at favorable volume and pricing, movements in interest rates, competitive pricing, and current loan production, which varies with significant changes in automobile sales and manufacturers’ marketing packages in our markets. In the second half of 2009, management did begin to see more interest in loan purchases and higher gains on sales.
          Other operating income decreased $851,000 to $683,000 in 2009 compared to 2008 because of lower gains on sale of fixed assets and ORE, lower retail brokerage fee income, and lower insurance sales commissions. Brokerage fee income decreased because of the recessionary economy. Insurance commissions decreased due to lower production. Gains on sale of ORE decreased because of smaller gains on the sales of foreclosed properties. In addition a parcel of land owned by the Bank was sold for a gain in 2008 which did not reoccur in 2009.
     Noninterest Expense
          Noninterest expense during 2009 increased $15.7 million or 32.2% to $64.6 million when compared to 2008, due primarily to increases in salaries and employee benefits related to growth in the mortgage division, the cost of operation of other real estate because of an increased amount of foreclosed properties, other operating expenses, higher FDIC insurance premiums and higher professional and other services.
          Salaries and benefits expense increased $7.4 million or 28.8% in 2009 compared to 2008. The increase was primarily due to the higher commissions and salaries associated with the expansion of the mortgage division during 2009 and the hiring of new lenders in the SBA, Commercial, Private Banking and Indirect divisions of the Bank.
          The cost of operation of other real estate, which was $6.9 million in 2009, increased $3.5 million compared to 2008. The increase was a result of higher foreclosed assets held by the Bank during 2009. The average ORE balance increased 70.5% to $21.5 million in 2009 compared to $12.6 million in 2008. The cost of operation of other real estate is made up of $3.9 million in provision for other real estate losses, $1.6 million in foreclosure related expenses and $1.4 million in maintenance, real estate taxes, and other related expenses.
          Other operating expenses were $7.1 million in 2009 and $1.1 million or 17.9% higher than 2008 as a result the 2008 reversal of $415,000 in accrued expenses related to the reserve for Fidelity’s estimated proportional share of a settlement of the Visa litigation with Discover Financial Services which did not reoccur in 2009, higher other insurance expense related to the higher premiums, higher credit reports and appraisal fee expenses which increased $245,000 in 2009 to $652,000 due to the higher mortgage loan activity associated with the expansion of the mortgage division, and increased placement fees.
          Other significant variances include FDIC insurance expense which increased $2.6 million due to growth in deposits and a special assessment of five basis points totaling $863,000 in the second quarter of 2009. Management expects FDIC premiums to trend higher for the foreseeable future as bank closures are expected to continue into 2010. Professional and other services expense increased $1.1 million or 28.6% to $4.9 million in 2009 compared to 2008 primarily due to higher legal fees associated with SBA and indirect lending, and higher outside services related to the mortgage division expansion.
     Provision for Income Taxes
          The provision for income taxes benefit for 2009 and 2008 was $4.0 million and $9.1 million, respectively, with effective tax rates of 50.6% and 42.7%, respectively. The income tax benefit recorded in 2009 was primarily the result of a pretax loss as well as the recognition of state income tax credits earned during the year. The full benefit of the current year loss has been recognized due to the availability of sufficient income in the previous two years allowing the carryback of these losses for both Federal and state purposes. Management has reviewed all evidence, both positive and negative, and concluded that a valuation allowance against the deferred tax asset is not needed at December 31, 2009.
2008 Compared to 2007
     Net Income
          Our net loss for the year ended December 31, 2008, was $12.2 million or $1.27 basic and fully diluted loss per share. Net income for the year ended December 31, 2007, was $6.6 million or $.69 basic and fully diluted earnings per share. The $18.9 million decrease in net income in 2008 compared to 2007 was primarily due to a $28.l million increase in the provision for loan losses as a result of increased charge-offs and nonperforming assets.

          Net interest income decreased during 2008 compared to 2007 as the average balance of interest-earning assets increased $95.4 million, resulting in an increase in interest income, more than offset by a 20 basis point decline in the net interest margin. Noninterest income decreased by $275,000 or 1.5% to $17.6 million in 2008 compared to 2007, primarily due to a decrease in revenues from SBA lending activities of $1.2 million, and a decrease in other income of $375,000, offset in part by a $1.3 million gain from the mandatory redemption of 29,267 shares of Visa, Inc. upon Visa’s initial public offering. Noninterest expense increased $1.6 million or 3.5% in 2008 compared to 2007 primarily due to increases in the cost of operation of other real estate of $3.2 million and FDIC insurance expense of $818,000 compared to 2007 partially offset by reductions in Visa litigation accruals of $1.0 million, fraud losses, placement fees, and various other expenses.
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
          Tax-equivalent interest income decreased $9.4 million or 8.3% to $104.5 million during 2008 compared with 2007 as a result of a 100 basis point decrease in the yield on interest-earning assets somewhat offset by the net growth of $95.4 million or 6.1% in average interest-earning assets. The average balance of loans outstanding in 2008 increased $77.6 million or 5.5% to $1.481 billion when compared to 2008. The yield on average loans outstanding decreased 105 basis points to 6.52% when compared to 2007, in large part due to decreasing yields on the consumer loan portfolio, consisting primarily of indirect automobile loans as well as significant increases in nonperforming loans. The average balance of investment securities increased $9.2 million as principal payments on mortgage backed securities were more than offset by investment purchases during the year. Average Federal funds sold increased $7.1 million or 146.3% to $12.0 million and interest-bearing deposits increased $1.5 million or 131.9% to $2.6 million due to management’s decision to maintain higher levels of liquidity.
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
     Provision for Loan Losses
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
          The allowance for loan losses as a percentage of loans outstanding at the end of 2008, 2007, and 2006 was 2.43%, 1.19% and 1.07%, respectively. The allowance for loan losses as a percentage of loans increased in 2008 in response to the housing downturn, the worsening economy and its negative impact on consumer loans, resulting in declining credit quality and increased charge-offs. Adversely classified assets to total assets increased from 2.83% at the end of 2007 to 8.25% at the end of 2008.
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
          Income from indirect lending activities for 2008 decreased $222,000 or 4.1% to $5.2 million compared to $5.4 million for 2007. The decrease was due primarily to a decrease in loan sales in 2008 compared to 2007. There were sales of $99.3 million of indirect automobile loans in 2008 with $75.3 million sold servicing retained, compared to sales of $176.3 million in 2007 with $157.3 million sold servicing retained.
     Noninterest Expense
          Noninterest expense during 2008 increased $1.6 million or 3.5% to $48.8 million when compared to 2007, due primarily to increases in the cost of operation of other real estate of $3.3 million as the Bank experienced write-downs and other expenses related to the increase in ORE. The average ORE balance increased to $12.6 million in 2008 compared to $2.9 million in 2007. FDIC insurance premiums increased $818,000 or 395.2% due to higher deposits and premiums related to the expiration of a one-time assessment credit.
          Somewhat offsetting these increases was a decrease in other operating expenses of $2.7 million or 30.7% to $6.0 million due to a $1.0 million reduction in expense related to the Bank’s proportional share of Visa litigation expenses under our indemnification obligation as a Visa member bank. In addition, there were decreases in placement fees due to fewer new hires, fraud losses, dealer track application expense due to fewer indirect loan originations, travel related expenses, and other various expenses.
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
          Interest rate sensitivity analysis, referred to as Equity at Risk, is used to measure our interest rate risk by computing estimated changes in earnings and in the net present value of our cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net present value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 200, 300, and 400 basis point increases or decreases in market interest rates. In addition, management reviews the impact of various yield curve scenarios on earnings and cash flows.
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
          The following schedule reflects an analysis of our assumed market value risk and earnings risk inherent in our interest rate sensitive instruments related to immediate and sustained interest rate variances of 200 basis points, both above and below current levels (rate shock analysis). It also reflects the estimated effects on net interest income and net income over a one-year period and the estimated effects on net present value of our assets, liabilities, and off-balance sheet items as a result of an immediate and sustained increase or decrease of 200 basis points in market rates of interest as of December 31, 2009 and 2008:
Rate Shock Analysis

	December 31, 2009		December 31, 2008
	+200 Basis	-200 Basis	+200 Basis	-200 Basis
Market Rates of Interest	Points	Points	Points	Points
	(Dollars in thousands)
Change in net present value	$(9,953)	$25,869	$(7,550)	$15,640

Change as a percent of total assets	(.54)%	1.40%	(.43)%	.89%

Change as a percent of regulatory equity	(4.76)%	12.38%	(3.54)%	7.34%

Percent change in net interest income	5.35%	(4.29)%	(1.97)%	(2.62)%

Percent change in net income	17.35%	(13.90)%	(7.68)%	(10.28)%

          The rate shock analysis at December 31, 2009, indicated that the effects of an immediate and sustained decrease of 200 basis points in market rates of interest would fall within policy parameters and approved tolerances for equity at risk, net interest income and net income. The effect of an immediate and sustained increase in rates would fall slightly outside of policy parameters.
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
          As discussed above, the negative impact of an immediate and sustained 200 basis point increase in market rates of interest on the net present value (equity at risk) was slightly outside of established tolerances at December 31, 2009, and somewhat higher than that at December 31, 2008, primarily because of the increased sensitivity in our investment security portfolio. Also, the negative impact of an immediate and sustained 200 basis point decrease in market rates of interest on net interest income and net income was within established tolerances but reflected an increase in interest rate sensitivity at December 31, 2009, compared to year-end 2008. We follow FDIC guidelines for non-maturity deposits such as interest-bearing transaction and savings accounts in the interest rate sensitivity (gap) analysis; therefore, this analysis does not reflect the full impact of rapidly rising or falling market rates of interest on these accounts compared to the results of the rate shock analysis presented.
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
     Interest Rate Sensitivity
          The major elements used to manage interest rate risk include the mix of fixed and variable rate assets and liabilities and the maturity and repricing patterns of these assets and liabilities. It is our policy not to invest in derivatives outside of our mortgage hedging process. We perform a quarterly review of assets and liabilities that reprice and the time bands within which the repricing occurs. Balances generally are reported in the time band that corresponds to the instrument’s next repricing date or contractual maturity, whichever occurs first. However, fixed rate indirect automobile loans, mortgage backed securities, and residential mortgage loans are primarily included based on scheduled payments with a prepayment factor incorporated. Through such analyses, we monitor and manage our interest sensitivity gap to minimize the negative effects of changing interest rates.
          The interest rate sensitivity structure within our balance sheet at December 31, 2009, indicated a cumulative net interest sensitivity asset gap of 7.34% when projecting out one year. In the near term, defined as 90 days, there was a cumulative net interest sensitivity asset gap of 23.58% at December 31, 2009. When projecting forward six months, there was a net interest sensitivity asset gap of 16.21%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle (see “Market Risk”). Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. Our policy states that the cumulative gap at six months and one year should generally not exceed 15% and 10%, respectively. Our cumulative gap at one year is well within this guideline. The interest rate shock analysis is generally considered to be a better indicator of interest rate risk.
          The following table illustrates our interest rate sensitivity gap at December 31, 2009, as well as the cumulative position at December 31, 2009. All amounts are categorized by their actual maturity or repricing date with the exception of non-maturity deposit accounts. As a result of prior experience during periods of rate volatility and management’s estimate of future rate sensitivities, we allocate the non-maturity deposit accounts noted below, based on the estimated duration of those deposits:

Interest Rate Sensitivity Analysis

	Repricing Within
	0-30	31-60	61-90	91-120	121-150	151-180	181-365	Over One
	Days	Days	Days	Days	Days	Days	Days	Year	Total
				(Dollars in thousands)
Interest-Earning Assets:
Investment securities	$1,355	$1,344	$1,334	$28,092	$1,316	$11,308	$36,193	$82,068	$163,010
Loans	441,507	38,464	27,356	26,177	24,628	24,274	178,353	529,100	1,289,859
Loans held-for-sale	68,653	36,219	12,045	2,045	2,045	5,112	5,112	—	131,231
Federal funds sold	428	—	—	—	—	—	—	—	428
Due from banks — interest-earning	159,606	—	—	—	—	—	—	—	159,606

Total interest-earning assets	671,549	76,027	40,735	56,314	27,989	40,694	219,658	611,168	1,744,134

Interest-Bearing Liabilities:
Demand deposit accounts	7,876	7,876	7,876	2,625	2,625	2,625	15,751	110,258	157,512
Savings and NOW accounts	44,060	44,060	44,060	14,687	14,687	14,687	88,119	176,238	440,598
Money market accounts	16,833	16,833	16,833	5,611	5,611	5,611	33,666	151,496	252,494
Time deposits >$100,000	16,948	16,489	19,554	13,841	29,228	37,851	77,936	45,602	257,449
Time deposits <$100,000	33,097	25,865	23,366	20,471	28,895	49,206	133,362	128,413	442,675
Long-term debt	—	—	25,774	—	—	—	—	41,753	67,527
Short-term borrowings	6,137	1,918	1,598	3,729	946	675	25,422	1,444	41,869

Total interest-bearing liabilities	124,951	113,041	139,061	60,964	81,992	110,655	374,256	655,204	1,660,124

Interest sensitivity gap	$546,598	$(37,014)	$(98,326)	$(4,650)	$(54,003)	$(69,961)	$(154,598)	$(44,036)	$84,010

Cumulative gap at 12/31/09	$546,598	$509,584	$411,258	$406,608	$352,605	$282,644	$128,046	$84,010

Ratio of cumulative gap to total interest-earning assets at 12/31/09	31.34%	29.22%	23.58%	23.31%	20.22%	16.21%	7.34%	4.82%
Ratio of interest sensitive assets to interest sensitive liabilities at 12/31/09	537.45%	67.26%	29.29%	92.37%	34.14%	36.78%	58.69%	93.28%
Liquidity
     Liquidity is defined as the ability to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis. Management measures the liquidity position by giving consideration to both on-balance sheet and off-balance sheet sources of and demands for funds on a daily and weekly basis.
     Management seeks to maintain a stable net liquidity position while optimizing operating results, as reflected in net interest income, the net yield on earning assets, and the cost of interest-bearing liabilities in particular. ALCO meets regularly to review the current and projected net liquidity positions and to review actions taken by management to achieve this liquidity objective. While the desired level of liquidity will vary depending on a number of factors, it is the primary goal of Fidelity to maintain a sufficient level of liquidity in both normal operating conditions and in periods of market or industry stress. Levels of total liquidity, short-term liquidity, and short-term liquidity sources will be important in 2010 based on projected core loan growth and projected SBA and indirect automobile loan production and sales.
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
     The Company has limited liquidity, and it relies primarily on interest and dividends from subsidiaries equity, subordinated debt, and trust preferred securities, interest income, management fees, and dividends from the Bank as sources of liquidity. Interest and dividends from subsidiaries ordinarily provide a source of liquidity to a bank holding company. The Bank pays interest to Fidelity on the Bank’s subordinated debt and its short-term investments in the Bank and cash dividends on its preferred stock and common stock. Under the regulations of the GDBF, bank dividends may not exceed 50% of the prior year’s net earnings without approval from the GDBF. If dividends received from the Bank were reduced or eliminated, our liquidity would be adversely affected. The Bank’s net liquid asset ratio, defined as Federal funds sold, investments maturing in 30 days, unpledged securities, available unsecured Federal funds lines of credit, FHLB borrowing capacity and available brokered certificates of deposit divided by total assets increased from 13.1% at December 31, 2008 to 18.8% at December 31, 2009. The improvement is due to higher Federal funds sold and free investments as a result of core deposit growth and management’s decision to maintain a higher level of liquidity.

     In addition to cash and cash equivalents and the availability of brokered deposits, as of December 31, 2009, we had the following sources of available unused liquidity:

December 31,
2009
(In thousands)
Unpledged securities	$36,000
FHLB advances	3,000
FRB lines	196,000
Unsecured Federal funds lines	32,000
Additional FRB line based on eligible but unpledged collateral	164,000

Total sources of available unused liquidity	$431,000

     Net cash flows from operating activities primarily result from net income adjusted for the following noncash items: the provision for loan losses, depreciation, amortization, and the lower of cost or market adjustments, if any. Net cash flows provided by operating activities in 2009 were positively impacted by proceeds from sales of loans of $850.5 million and negatively impacted primarily by $917.4 million in loans originated for resale, and an increase in other assets of $20.0 million. Net cash flows used in investing activities were negatively impacted primarily by $215.7 million of cash outflows for purchases of investment securities available-for-sale. In addition, the net cash flows used in investing activities were positively impacted by net cash inflows from proceeds from the sale of investment securities of $156.4 million, maturities and calls of investment securities available-for-sale of $53.7 million and a net decrease in loans of $38.4 million. Net cash flows provided by financing activities were positively impacted by increases in transactional accounts of $303.8 million, offset in part by a decrease of $196.7 million in time deposits.
Contractual Obligations and Other Commitments
     The following schedule provides a summary of our financial commitments to make future payments, primarily to fund loan and other credit obligations, long-term debt, and rental commitments primarily for the lease of branch facilities, the operations center, the SBA lending office, and the commercial lending, construction lending, and executive offices as of December 31, 2009. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments, lines of credit, and letters of credit are presented at contractual amounts; however, since many of these commitments are “revolving” commitments as discussed below and many are expected to expire unused or partially used, the total amount of these commitments does not necessarily reflect future cash requirements.

	Commitment Maturity or Payment Due by Period
	Commitments		More Than 1	3 Years or
	or Long-term	1 Year or	Year but Less	More but Less	5 Years or
	Borrowings	Less	Than 3 Years	Than 5 Years	More
			(In thousands)
Home equity lines	$46,071	$3,767	$9,114	$5,954	$27,236
Construction	67,968	67,968	—	—	—
Acquisition and development	940	940	—	—	—
Commercial	58,811	48,023	5,848	4,877	63
SBA	5,461	1,801	3,660	—	—
Mortgage	37,019	37,019	—	—	—
Letters of Credit	4,209	3,979	230	—	—
Lines of Credit	1,734	563	20	—	1,151

Total financial commitments(1)	222,213	164,060	18,872	10,831	28,450
Subordinated debt(2)	67,527	—	—	—	67,527
Long-term borrowings(3)	50,000	—	—	50,000	—
Rental commitments(4)	7,594	2,675	2,219	2,085	615
Purchase obligations(5)	4,118	1,651	1,980	487	—

Total commitments and long-term borrowings	$351,452	$168,386	$23,071	$63,403	$96,592

(1)	Financial commitments include both secured and unsecured obligations to fund. Certain residential construction and acquisition and development commitments relate to “revolving” commitments whereby payments are received as individual homes or parcels are sold; therefore, the outstanding balances at any one time will be less than the total commitment. Construction loan commitments in excess of one year have provisions to convert to term loans at the end of the construction period.

(2)	Subordinated debt is comprised of five trust preferred security issuances. We have no obligations related to the trust preferred security holders other than to remit periodic interest payments and to remit principal and interest due at maturity. Each trust preferred security provides us the opportunity to prepay the securities at specified dates from inception, the fixed rate issues with declining premiums based on the time outstanding or at par after designated periods for all issues.

(3)	All long-term borrowings are collateralized with investment grade securities or with pledged real estate loans.

(4)	Leases and other rental agreements typically have renewal options either at predetermined rates or market rates on renewal.

(5)	Purchase obligations include significant contractual obligations under legally enforceable contracts with contract terms that are both fixed and determinable with initial terms greater than one year. The majority of these amounts are primarily for services, including core processing systems and telecommunications maintenance.

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
     Our exposure to credit loss, in the event of nonperformance by customers for commitments to extend credit and letters of credit, is represented by the contractual or notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for recorded loans. Loan commitments and other off-balance sheet exposures are evaluated by the Credit Review department quarterly and reserves are provided for risk as deemed appropriate.
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
Loans
     During 2009, total loans outstanding, which included loans held-for-sale, decreased $22.8 million or 1.6% to $1.421 billion when compared to 2008. While the Bank’s total loan production increased to $1.6 billion in 2009 compared to $844 million in 2008, there was also an increase in charge-offs and the sale of $850.5 million in loans. The decrease in loans was the result of an $81.5 million or 12.0% decrease in consumer installment loans, consisting primarily of indirect automobile loans, to $597.8 million because of reduced volume due to the ongoing economic recession. Construction loans decreased $90.4 million or 36.9% to $154.8 million. Contributing to the decline were significant construction loan charge-offs, foreclosures and payoffs, which more than offset loan production. Also, commercial, financial and agricultural loans, including SBA loans, decreased $26.5 million or 18.2% to $119.0 million. Somewhat offsetting these decreases were increases in real estate mortgage loans of $15.5 million or 13.4% to $131.0 million, and increases in commercial real estate loans, including SBA loans, of $84.8 million or 41.9% to $287.4 million.
     Loans held-for-sale increased $75.4 million or 135.0% to $131.2 million primarily due to a $79.9 million increase in mortgage loans held-for-sale to $80.9 million due to the 2009 expansion of the Bank’s mortgage lending division. In addition, indirect automobile loans held-for-sale increased $15.0 million. Somewhat offsetting the increases was a $19.5 million or 48.9% decrease in SBA loans held-for-sale to $20.4 million. The fluctuations in the held-for-sale balances are due to loan production levels and demands of loan investors.

Loans, by Category
	December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Loans:
Commercial, financial and agricultural	$113,604	$137,988	$107,325	$107,992	$88,532
Tax exempt commercial	5,350	7,508	9,235	14,969	7,572
Real estate-mortgage-commercial	287,354	202,516	189,881	163,275	104,996

Total commercial	406,308	348,012	306,441	286,236	201,100
Real estate-construction	154,785	245,153	282,056	306,078	257,789
Real estate-mortgage-residential	130,984	115,527	93,673	91,652	85,086
Consumer installment	597,782	679,330	706,188	646,790	555,194

Loans	1,289,859	1,388,022	1,388,358	1,330,756	1,099,169
Allowance for loan losses	(30,072)	(33,691)	(16,557)	(14,213)	(12,912)

Loans, net of allowance	$1,259,787	$1,354,331	$1,371,801	$1,316,543	$1,086,257

Total Loans:
Loans	$1,289,859	$1,388,022	$1,388,358	$1,330,756	$1,099,169
Loans Held-for-Sale:
Residential mortgage	80,869	967	1,412	321	1,045
Consumer installment	30,000	15,000	38,000	43,000	26,000
SBA	20,362	39,873	24,243	14,947	3,563

Total loans held-for-sale	131,231	55,840	63,655	58,268	30,608

Total loans	$1,421,090	$1,443,862	$1,452,013	$1,389,024	$1,129,777

Loan Maturity and Interest Rate Sensitivity
	December 31, 2009
	Within One	One Through	Over Five
	Year	Five Years	Years	Total
	(In thousands)
Loan Maturity:
Commercial, financial and agricultural	$65,410	$50,596	$2,948	$118,954
Real estate – construction	143,852	10,918	15	154,785

Total	$209,262	$61,514	$2,963	$273,739

Interest Rate Sensitivity:
Selected loans with:
Predetermined interest rates:
Commercial, financial and agricultural	$58,548	$50,596	$2,948	$112,093
Real estate – construction	48,211	10,918	15	59,144
Floating or adjustable interest rates:
Commercial, financial and agricultural	6,862	—	—	6,862
Real estate – construction	95,641	—	—	95,641

Total	$209,262	$61,514	$2,963	$273,739

Construction Loans
     Total construction loan advances remained fairly stable increasing from $22.6 million for the year ended December 31, 2008, to $23.0 million for the year ended December 31, 2009. Payoffs and transfers to OREO decreased from $126.4 million for the year ended December 31, 2008, to $110.3 million for the year ended December 31, 2009. The following table represents the number of houses and lots financed with our Construction loan area as of December 31, 2008 and 2009, and the activity for the two year period ended December 31, 2009.

	Number of Houses			Number of Lots
	Total	Atlanta	Florida	Total	Atlanta	Florida
January 1, 2008	700	494	206	2,138	864	1,274
Advances	255	69	186	57	20	37
Loans Paid-out/Principal payments	(289)	(83)	(206)	(201)	(95)	(106)
Loans transferred to ORE	(143)	(140)	(3)	(55)	(55)	—

December 31, 2008	523	340	183	1,939	734	1,205

Advances	327	81	246	47	31	16
Loans Paid-out/Principal payments	(424)	(156)	(268)	(197)	(78)	(119)
Loans transferred to ORE	(51)	(46)	(5)	(172)	(95)	(77)

December 31, 2009	375	219	156	1,617	592	1,025

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
     Management has taken numerous steps to reduce credit risk in the loan portfolio and to strengthen the credit risk management team and processes. A special assets group was organized in 2008 to evaluate potential nonperforming loans, to properly value nonperforming assets, and to facilitate the timely disposition of these assets while minimizing losses to the Company. In addition, all credit policies have been reviewed and revised as necessary, and experienced managers are in place and have strengthened all lending areas and Credit Administration. Because of moderating asset quality trends, particularly in our consumer indirect lending portfolio, and a reduction in the level of nonperforming assets, the provision for loan losses for the year ended December 31, 2009, decreased to $28.8 million compared to a $36.6 million for the year ended December 31, 2008. Net charge-offs in 2009 increased to $32.4 million compared to $19.4 million during 2008, largely due to an increase in real estate construction and indirect lending charge-offs. This increase is a function of the slowing housing market and the recession in general and its impact on consumers. The decrease in loan loss provision is a result of a reduction in nonperforming assets which peaked in the first quarter of 2009 at an average of $123.8 million and have decreased each quarter since. It is also related to decreasing charge-offs in the consumer indirect lending portfolio of loans which at December 31, 2009, made up 43.6% of the total loan portfolio. Indirect loans 60-89 days delinquent decreased 44.7% from December 31, 2008 to December 31, 2009. Nonaccrual indirect loan balances decreased 18.5% from December 31, 2008 to December 31, 2009. Repossessed vehicles decreased 30.9% from $2.0 million at December 31, 2008 to $1.4 million at December 31, 2009. Management recorded a total of $65.4 million in provision for loan losses in 2008 and 2009 compared to net charge-offs of $51.8 million over the same period, so for every dollar of net charge-offs, we recorded $1.26 in provision for loan losses. The allowance for loan losses as a percentage of loans was 2.33% as of the end of 2009 compared to 2.43% at the end of 2008 which in addition to the explanations above, is also a result of management’s decision in the fourth quarter of 2009 to charge-off specific reserves previously accrued for certain construction loans.
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
Nonperforming Assets
     Nonperforming assets consist of nonaccrual loans, troubled debt restructured loans, if any, repossessions, and other real estate. Nonaccrual loans are loans on which the interest accruals have been discontinued when it appears that future collection of principal or interest according to the contractual terms may be doubtful. Troubled debt restructured loans are those loans whose terms have been modified, because of economic or legal reasons related to the debtors’ financial difficulties, to provide for a reduction in principal, change in terms, or modification of interest rates to below market levels. The Bank had $3.3 million in troubled debt restructured loans at December 31, 2009, all of which were included in nonaccrual loans. Repossessions include vehicles and other personal property that have been repossessed as a result of payment defaults on indirect automobile loans and commercial loans.

Nonperforming Assets
	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Nonaccrual loans	$69,743	$98,151	$14,371	$4,587	$1,993
Repossessions	1,393	2,016	2,512	937	819
Other real estate	21,780	15,063	7,308	—	—

Total nonperforming assets	$92,916	$115,230	$24,191	$5,524	$2,812

Loans past due 90 days or more and still accruing	$—	$—	$23	$—	$—

Ratio of loans past due 90 days or more and still accruing to total loans	—%	—%	—%	—%	—%
Ratio of nonperforming assets to total loans, repossessions and ORE	6.43	7.89	1.65	.40	.25
     The decrease in nonperforming assets from December 31, 2008, to December 31, 2009, was primarily driven by decreases in nonaccrual loans somewhat offset by increases in other real estate, over 90% of the aggregate balances of which are secured by real estate. Management believes it has been proactive in charging down and charging off these nonperforming assets as appropriate. Management’s assessment of the overall loan portfolio is that loan quality and performance are stabilizing. Management is being aggressive in evaluating credit relationships and proactive in addressing problems.
     When a loan is classified as nonaccrual, to the extent collection is in question, previously accrued interest is reversed and interest income is reduced by the interest accrued in the current year. If any portion of the accrued interest was accrued in a previous period, accrued interest is reduced and a charge for that amount is made to the allowance for loan losses. For 2009, the gross amount of interest income that would have been recorded on nonaccrual loans, if all such loans had been accruing interest at the original contract rate, was approximately $3.4 million compared to $1.6 million and $188,000 during 2008 and 2007, respectively. For additional information on nonaccrual loans see “Critical Accounting Policies – Allowance for Loan Losses.”

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
     At December 31, 2009, the allowance for loan losses was $30.1 million, or 2.33% of loans compared to $33.7 million, or 2.43% of loans at December 31, 2008. Net charge-offs as a percent of average loans outstanding was 2.44% in 2009 compared to 1.36% for 2008.
     The table below presents the allocated loan loss reserves by loan type as of December 31, 2009 and 2008.

	December 31,		Increase
	2009	2008	(Decrease)
	(In thousands)
SBA	$1,610	$1,531	$79
Real estate – mortgage – commercial	3,858	4,056	(198)
Real estate – construction	11,436	11,042	394
Real estate – mortgage – residential	1,093	599	494
Consumer installment loans	10,772	15,364	(4,592)
Unallocated	1,303	1,099	204

	$30,072	$33,691	$(3,619)

     The allocated allowance for real estate construction loans increased $394,000 to $11.4 million at December 31, 2009, when compared to 2008, primarily due to a higher reserve factor for construction lending as a result of the high level of charge-offs in 2009. The increase was somewhat offset by a reduction in the total construction loan portfolio and a decrease in non-performing construction loans. Total construction loans decreased $90.4 million during 2009 to $154.8 million compared to $245.2 million at the end of 2008. The allowance allocated to indirect automobile loans decreased $4.6 million or 29.9% to $10.8 million from $15.4 million at the end of 2008. The decrease is primarily the result of positive trends in asset quality indicators and a decrease in loans outstanding. The allowance allocated to real estate-mortgage loans increased to $1.1 million at December 31, 2009 compared to $599,000 at December 31, 2008. The increase is primarily a result of increased loans outstanding at December 31, 2009 compared to December 31, 2008.
     The unallocated allowance increased $204,000 to $1.3 million at December 31, 2009, compared to year-end 2008 based on management’s assessment of losses inherent in the loan portfolio and not reflected in specific allocations. See “Provisions for Loan Losses.”
     The Bank does not originate or portfolio any option ARM loans where borrowers have the ability to make payments which do not cover the interest due plus principal amortization. In addition, the Bank does not portfolio high loan-to-value ratio mortgages, interest only residential mortgage loans, subprime loans or loans with initial teaser rates. There are no significant geographic concentrations of loans within our markets.

Allocation of the Allowance for Loan Losses
	December 31, 2009		December 31, 2008		December 31, 2007
	Allowance	%*	Allowance	%*	Allowance	%*
	(Dollars in thousands)
Commercial, financial and agricultural(1)	$5,468	31.50%	$5,587	25.07%	$4,228	22.07%
Real estate – construction	11,436	12.00	11,042	17.66	2,776	20.32
Real estate – mortgage–residential	1,093	10.15	599	8.32	562	6.75
Consumer installment	10,772	46.35	15,364	48.95	8,196	50.86
Unallocated	1,303	—	1,099	—	795	—

Total	$30,072	100.00%	$33,691	100.00%	$16,557	100.00%

	December 31, 2006		December 31, 2005
	Allowance	%*	Allowance	%*
		(Dollars in thousands)
Commercial, financial and agricultural(1)	$5,226	21.51%	$3,717	18.30%
Real estate – construction	2,580	23.00	2,331	23.45
Real estate – mortgage–residential	521	6.89	610	7.74
Consumer installment	5,223	48.60	4,892	50.51
Unallocated	394	—	1,093	—

Total	$13,944	100.00%	$12,643	100.00%

*	Percentage of respective loan type to loans.

(1)	Includes allowance allocated for real estate–mortgage–commercial loans and SBA loans.
Investment Securities
     The levels of taxable and tax free municipal securities and short-term investments reflect our strategy of maximizing portfolio yields within overall asset and liability management parameters while providing for pledging and liquidity needs. Investment securities other than the investment in FHLB stock, on an amortized cost basis totaled $156 million and $151 million at December 31, 2009 and 2008, respectively. The increase of $5 million in investments at December 31, 2009, compared to December 31, 2008, was attributable to management’s decision to better position the portfolio for future changes in interest rates and execute cash flow and capital risk rating strategies. The Bank entered into a leveraged purchase transaction in first quarter of 2009 to generate additional marginal net interest income to offset the cost of dividends associated with the TARP preferred stock sold in the fourth quarter of 2008. The Bank purchased approximately $128 million in FNMA and GNMA mortgage-backed securities in February and March of 2009. The securities purchased were partially funded with $30 million in long-term fixed rate FHLB advances and excess liquidity generated from growth in deposits. In the second quarter, the Company purchased an $800,000 municipal security.
     In the third and fourth quarters of 2009, the Company made several investment purchases and sales in an effort to marginally extend the maturity of the portfolio in order to improve investment yields, to enact tax strategies to divest itself of municipal securities whose tax properties were no longer beneficial, and to improve the risk based capital requirement profile of the investment portfolio. The Company sold 33 mortgage backed and municipal securities with an amortized cost basis of $151 million. The Company purchased $43 million in GNMA mortgage backed securities and $44 million in FHLMC and FNMA mortgage backed securities and FHLB callable debt.
     Decreasing the size of the investment portfolio were principal paydowns on mortgage-backed securities of $50 million, and the maturity of a FHLB discount bond for $10 million.
     The estimated weighted average life of the securities portfolio was 8.0 years at December 31, 2009, compared to 7.2 years at December 31, 2008. At December 31, 2009, approximately $137 million based on the amortized cost of investment securities were classified as available-for-sale, compared to $127 million based on the amortized cost at December 31, 2008. The net unrealized loss on these securities available-for-sale at December 31, 2009, was $103,000 before taxes, compared to a net unrealized loss of $2.2 million before taxes at December 31, 2008. The unrealized loss positions associated with the mortgage backed securities and municipal securities resulted not from credit quality issues, but from market interest rate increases over the interest rates prevalent at the time the securities were purchased, and are considered temporary.
     At December 31, 2009 and 2008, we classified all but $19.3 million and $24.8 million, respectively, of our investment securities as available-for-sale. We maintain a relatively high percentage of our investment portfolio as available-for-sale for possible liquidity needs related primarily to loan production, while held-to-maturity securities are primarily utilized for pledging as collateral for public deposits and other borrowings.

Distribution of Investment Securities

			December 31,
	2009		2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
			(In thousands)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$63,674	$63,119	$9,830	$9,954	$5,000	$5,007
Municipal securities	11,706	11,407	15,222	14,384	10,985	11,050
Mortgage backed securities-agency	80,966	82,333	126,340	129,878	117,525	115,819

Total	$156,346	$156,859	$151,392	$154,216	$133,510	$131,876

     The following table depicts the maturity distribution of investment securities and average yields as of December 31, 2009 and 2008. All amounts are categorized by their expected repricing date. The expected maturities may differ from the contractual maturities of mortgage backed securities because the mortgage holder of the underlying mortgage loans has the right to prepay their mortgage loans without prepayment penalties. The expected maturities may differ from the contractual maturities of callable agencies and municipal securities because the issuer has the right to redeem the callable security at predetermined prices at specified times prior to maturity.
Maturity Distribution of Investment Securities and Average Yields(1)

		December 31, 2009			December 31, 2008
			Average			Average
	Amortized Cost	Fair Value	Yield(1)	Amortized Cost	Fair Value	Yield(1)
	(Dollars in thousands)
Available-for-Sale:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies:
Due in less than one year	$63,674	$63,119	3.71%	$9,830	$9,954	2.58%

Municipal securities(2)
Due after one year through five years	1,642	1,626	5.68	3,012	2,889	5.45
Due five years through ten years	3,311	3,312	5.45	4,962	4,889	5.37
Due after ten years	6,753	6,469	5.81	7,248	6,606	5.84

Mortgage backed securities
Due after one year through five years	37,124	37,986	4.65	101,547	104,411	5.08
Due five years through ten years	24,516	24,405	4.69	—	—

	$137,020	$136,917		$126,599	$128,749

Held-to-Maturity:
Mortgage backed securities
Due after one year through five years	$19,326	$19,942	4.91%	$24,661	$25,334	4.92%
Due five years through ten years	—	—	—	132	133	5.20

	$19,326	$19,942		$24,793	$25,467

(1)	Weighted average yields are calculated on the basis of the carrying value of the security.

(2)	Interest income includes the effects of taxable equivalent adjustments of $288,000 in 2009 and $259,000 in 2008.
Deposits and Funds Purchased
     Total deposits increased $107.0 million or 7.4% during 2009 to $1.551 billion at December 31, 2009, from $1.444 billion at December 31, 2008, due primarily to an increase in savings deposits of $241.1 million or 120.9% to $440.6 million, an increase in interest-bearing demand deposits of $43.8 million or 21.0% to $252.5 million and an increase in non-interest bearing demand deposits of $18.9 million or 13.6% to $157.5 million. Other time deposits decreased $136.6 million or 23.6% to $442.7 million and time deposits $100,000 and over decreased $60.1 million or 18.9% to $257.5 million. As interest rates stabilized at historically low levels in 2009, many customers fearing locking in low certificate of deposit rates, put their money into savings accounts which pay competitive rates but allow the depositor the flexibility to access the funds when necessary. Management encouraged this behavior by offering promotional interest rates to help manage the duration of the Bank’s deposit liabilities and projected liquidity. These promotional rates on money market accounts typically provide a higher interest rate for the first 90 days before reverting to the normal rate. The increase in noninterest-bearing demand deposits was in part due to an increase in the number of transaction accounts as the result of continued benefits from the transaction account acquisition initiative continued in 2009, and in part due to unlimited deposit insurance coverage available through June 30, 2010, for noninterest-bearing transaction accounts through the FDIC’s Temporary Liquidity Guarantee Program.
     Average interest-bearing deposits during 2009 increased $83.1 million over 2008 average balances to $1.400 billion, as a result of customers seeking the security of FDIC insurance protection. The average balance of savings deposits increased $124.6 million to $333.9 million, while the average balance of interest-bearing demand deposits decreased $34.6 million to $236.8 million, and the average balance of time deposits decreased $6.8 million to $829.2 million. Core deposits, obtained from a broad range of customers, and our largest source of funding, consist of all interest-bearing and noninterest-bearing deposits except time deposits over $100,000 and brokered deposits. Brokered deposits totaled $99.0 million and $189.8 million at December 31, 2009 and 2008, respectively, and are included in other time deposit balances in the consolidated balance sheets. As core deposits grew during 2009, higher cost maturing brokered certificates of deposit were allowed to mature without being replaced. The average balance of interest-bearing core deposits was $960.8 million and $845.3 million during 2009 and 2008, respectively.
     Noninterest-bearing deposits are comprised of certain business accounts, including correspondent bank accounts and escrow deposits, as well as individual accounts. Average noninterest-bearing demand deposits totaling $142.7 million represented 12.9% of average core deposits in 2009 compared to an average balance of $128.7 million or 13.2% in 2008. The average amount of, and average rate paid on, deposits by category for the periods shown are presented in the following table:
Selected Statistical Information for Deposits

			December 31,
	2009		2008			2007
	Average Amount	Rate	Average Amount	Rate	Average Amount		Rate
			(Dollars in thousands)
Noninterest-bearing demand deposits	$142,656	—%	$128,706	—%	$130,835		—%
Interest-bearing demand deposits	236,819	1.18	271,429	2.29	293,336		3.49
Savings deposits	333,865	2.09	209,301	2.89	203,529		4.36
Time deposits	829,229	3.48	836,049	4.36	749,803		5.17

Total average deposits	$1,542,569	2.50	$1,445,485	3.37	$1,377,503		4.20

Maturity Distribution of Time Deposits

		December 31, 2009
	Other	$100,000 or More	Total
		(In thousands)
Three months or less	$81,627	$52,991	$134,618
Over three through six months	98,572	80,920	179,492
Over six through 12 months	133,362	77,936	211,298
Over one through two years	79,993	32,569	112,562
Over two through three years	4,818	1,167	5,985
Over three through four years	14,477	11,767	26,244
Over four through five years	15,622	100	15,722
Over five years	14,204	—	14,204

Total	$442,675	$257,450	$700,125

Short-Term Debt
     FHLB short-term borrowings totaled $27.5 million at December 31, 2009, and were drawn on a collateralized line with $2.5 million maturing April 5, 2010 at 2.64% and $25.0 million maturing November 5, 2010 at 4.06%. All FHLB advances are collateralized with qualifying residential, home equity, and commercial real estate mortgage loans and, from time to time, agency notes or agency mortgage backed securities. FHLB short-term borrowings totaled $2.5 million at December 31, 2008, and were drawn on a collateralized line maturing April 6, 2009 at a rate of 2.44%.

     Other short-term borrowings totaled approximately $41.9 million and $55.0 million at December 31, 2009 and 2008, respectively, consisting of the FHLB short-term borrowings listed above, and $14.4 million and $52.5 million, respectively, in overnight repurchase agreements primarily with commercial customers at an average rate of .45% and 1.78%, resspectively.
     There were no Federal funds purchased outstanding at December 31, 2009 or December 31, 2008.
Schedule of Short-Term Borrowings(1)

	Maximum Outstanding		Average Interest		Weighted Average
Years Ended December 31,	at Any Month-End	Average Balance	Rate During Year	Ending Balance	Interest Rate at Year-End
		(Dollars in thousands)
2009	$52,047	$35,644	1.73%	$41,869	2.74%
2008	106,348	69,318	2.98	55,017	1.81
2007	79,163	56,500	4.10	75,954	3.44

(1)	Consists of Federal funds purchased, securities sold under agreements to repurchase, long-term borrowings within a year to maturity, and borrowings from the FHLB that mature either overnight or on a remaining fixed maturity not to exceed one year.
Subordinated Debt and Other Long-Term Debt
     The Company had approximately $117.5 million and $115.0 million of subordinated debt and other long-term debt outstanding at December 31, 2009 and 2008, respectively. Approximately $67.5 million in trust preferred securities, classified as subordinated debt, including approximately $2.0 million in subordinated debt incurred to acquire stock in the trust preferred subsidiaries were outstanding at December 31, 2009 and 2008. The Company also had $50.0 million and $47.5 million at December 31, 2009 and 2008, respectively, in Federal Home Loan Bank Advances.
     The $2.5 million or 2.2% increase in long-term debt at December 31, 2009 compared to December 31, 2008 is a result of an investment transaction initiated in 2009. In March of 2009, the Bank entered into a leveraged purchase transaction to generate additional marginal net interest income to offset the cost of dividends associated with the preferred stock sold in the fourth quarter of 2008. The Bank purchased approximately $128 million in FNMA and GNMA mortgage backed securities in February and March of 2009. The securities purchase was partially funded with two $15 million long-term fixed rate FHLB advances. Offsetting this increase were the reclassifications of two borrowings, one totaling $25 million and the other $2.5 million, from long-term to short-term. The long-term advances are discussed below.
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
     On March 12, 2008, the Company entered into a $5.0 million five year FHLB European convertible advance collateralized with pledged qualifying real estate loans and maturing March 12, 2013. The advance had an interest rate of 2.395% at December 31, 2009. The FHLB has the one time option on March 12, 2010 to convert the interest rate from a fixed rate to a variable rate based on three-month LIBOR plus a spread charged by the FHLB to its members for an adjustable rate credit advance with the same remaining maturity.
     On March 12, 2008, the Company entered into a $5.0 million five year FHLB European convertible advance collateralized with pledged qualifying real estate loans and maturing March 12, 2013. The advance had an interest rate of 2.79% at December 31, 2009. The FHLB has the one time option on March 14, 2011 to convert the interest rate from a fixed rate to a variable rate based on three-month LIBOR plus a spread charged by the FHLB to its members for an adjustable rate credit advance with the same remaining maturity.
     On April 3, 2008, the Company entered into a $2.5 million five year FHLB European convertible advance collateralized with pledged qualifying real estate loans and maturing April 3, 2013. The advance had an interest rate of 2.40% at December 31, 2009. The FHLB has the one time option on April 5, 2010 to convert the interest rate from a fixed rate to a variable rate based on three-month LIBOR plus a spread charged by the FHLB to its members for an adjustable rate credit advance with the same remaining maturity.
     On April 1, 2008, the Company entered into a $2.5 million four year FHLB Fixed Rate advance collateralized with pledged qualifying real estate loans and maturing April 2, 2012. The advance had an interest rate of 3.24% at December 31, 2009.

     On April 4, 2008, the Company entered into a $2.5 million two year FHLB Fixed Rate advance collateralized with pledged qualifying real estate loans and maturing April 5, 2010. The advance had an interest rate of 2.64% at December 31, 2009. This advance was reclassified to short-term borrowings in 2009.
     On November 5, 2007, the Company entered into a $25 million three year FHLB European Convertible Advance collateralized with pledged qualifying real estate loans and maturing November 5, 2010. The advance bears interest at 4.06% and had a one time FHLB conversion option in November of 2008. Under the provisions of the advance, which the FHLB did not exercise, the FHLB had the option to convert the advance into a three-month LIBOR based floating rate advance. This advance was reclassified to short-term borrowings in 2009.
     On March 12, 2009, the Company entered into a $15 million three year FHLB Fixed Rate advance collateralized with pledged qualifying real estate loans and maturing April 13, 2012. The advance had an interest rate of 2.56% at December 31, 2009.
     On March 9, 2009, the Company entered into a $15 million four year FHLB Fixed Rate advance collateralized with pledged qualifying real estate loans and maturing March 11, 2013. The advance had an interest rate of 2.90% at December 31, 2009.
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
     On March 17, 2005, we issued $10 million in floating rate capital securities of Fidelity Southern Statutory Trust II with a liquidation value of $1,000 per security. Interest is adjusted quarterly at a rate per annum equal to the three-month LIBOR plus 1.89%. The capital securities had an initial rate of 4.87% and a rate of 2.14% and 3.76% at December 31, 2009 and December 31, 2008, respectively. The issuance has a final maturity of 30 years, but may be redeemed at any distribution payment date on or after March 17, 2010, at the redemption price of 100%.
     On June 26, 2003, we issued $15 million in Floating Rate Capital Securities of Fidelity Southern Statutory Trust I with a liquidation value of $1,000 per security. Interest is adjusted quarterly at a rate per annum equal to the three-month LIBOR plus 3.10%. The capital securities had an initial rate of 4.16%, with the provision that prior to June 26, 2008, the rate will not exceed 11.75%. The rates in effect on December 31, 2009 and 2008, were 3.35% and 4.57%, respectively. The issuance has a final maturity of 30 years, but may be redeemed at any distribution payment date on or after June 26, 2008, at the redemption price of 100%.
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
     The $65.5 million of trust preferred securities issued by trusts established by us, as of December 31, 2009 and 2008, are not consolidated for financial reporting purposes in accordance with FASB ASC 810-10-05, formerly known as FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (Revised),”. Thus, the equity investments in the subsidiaries created to issue the obligations, the obligations themselves, and related dividend income and interest expense are reported on a deconsolidated basis, with the investments in the amount of $2.0 million at December 31, 2009 and 2008, reported as other assets and dividends included as other noninterest income. The obligations, including the amount related to the equity investments, in the amount of $67.5 million at December 31, 2009 and 2008, are reported as subordinated debt, with related interest expense reported as interest on subordinated debt.
     On March 1, 2005, the FRB announced the adoption of a rule entitled “Risk-Based Capital Standards: Trust Preferred Securities and the Definition of Capital” (“Rule”) regarding risk-based capital standards for bank holding companies (“BHCs”) such as Fidelity. The Rule provides for a five-year transition period, with an effective date of March 31, 2011, but requires BHCs not meeting the standards of the Rule to consult with the FRB and develop a plan to comply with the standards by the effective date.
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
     Shareholders’ equity at December 31, 2009 and 2008, was $129.7 million and $136.6 million, respectively. The $6.9 million decrease at December 31, 2009, compared to December 31, 2008, was primarily the result of the net loss incurred and preferred dividends paid during 2009.
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

CONSOLIDATED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2009				2008
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Interest income	$24,469	$25,076	$24,706	$23,332	$24,329	$26,088	$26,164	$27,473
Interest expense	9,740	11,275	12,657	12,337	13,629	14,152	14,096	15,759

Net interest income	14,729	13,801	12,049	10,995	10,700	11,936	12,068	11,714
Provision for loan losses	7,500	4,500	7,200	9,600	14,700	11,400	5,850	4,600
Securities gains, net	4,789	519	—	—	—	42	—	1,264
Noninterest income	7,401	6,699	7,755	6,815	3,743	3,809	4,365	4,413
Noninterest expense	16,571	16,467	17,504	14,020	12,413	12,579	12,461	11,387

Income (loss) before income (benefit) taxes	2,848	52	(4,900)	(5,810)	$(12,670)	(8,192)	(1,878)	1,404
Income tax (benefit) expense	920	(346)	(2,095)	(2,434)	(5,101)	(3,318)	(976)	295

Net income (loss)	1,928	398	(2,805)	(3,376)	(7,569)	(4,874)	(902)	1,109
Preferred stock dividends	(824)	(823)	(823)	(823)	(106)	—	—	—

Net income (loss) available to common equity	$1,104	$(425)	$(3,628)	$(4,199)	$(7,675)	$(4,874)	$(902)	$(1,109)

Earnings (loss) per share:
Basic earnings (loss) per share(1)	$.11	$(.04)	$(.36)	$(.42)	$(.79)	$(.50)	$(.09)	$.11

Diluted earnings (loss) per share(1)	$.11	$(.04)	$(.36)	$(.42)	$(.79)	$(.50)	$(.09)	$.11

Weighted average shares outstanding(1)	10,058	10,044	10,006	9,895	9,799	9,729	9,679	9,661

(1)	Adjusted for stock dividends
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     See Item 7, “Market Risk” and “Interest Rate Sensitivity” for a quantitative and qualitative discussion about our market risk.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Fidelity Southern Corporation
We have audited the accompanying consolidated balance sheets of Fidelity Southern Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fidelity Southern Corporation and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fidelity Southern Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Atlanta, Georgia
March 10, 2010

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(Dollars in thousands)
ASSETS
Cash and due from banks	$168,766	$58,988
Interest-bearing deposits with banks	1,926	9,853
Federal funds sold	428	23,184

Cash and cash equivalents	171,120	92,025
Investment securities available-for-sale (amortized cost of $137,020 and $126,599 at December 31, 2009 and 2008, respectively)	136,917	128,749
Investment securities held-to-maturity (approximate fair value of $19,942 and $25,467 at December 31, 2009 and 2008, respectively)	19,326	24,793
Investment in FHLB stock	6,767	5,282
Loans held-for-sale (loans at fair value of $80,869 and $0 at December 31, 2009 and 2008, respectively)	131,231	55,840
Loans	1,289,859	1,388,022
Allowance for loan losses	(30,072)	(33,691)

Loans, net of allowance for loan losses	1,259,787	1,354,331
Premises and equipment, net	18,092	19,311
Other real estate, net	21,780	15,063
Accrued interest receivable	7,832	8,092
Bank owned life insurance	29,058	27,868
Other assets	49,610	31,759

Total assets	$1,851,520	$1,763,113

LIABILITIES
Deposits
Noninterest-bearing demand deposits	$157,511	$138,634
Interest-bearing deposits:
Demand and money market	252,493	208,723
Savings	440,596	199,465
Time deposits, $100,000 and over	257,450	317,540
Other time deposits	442,675	579,320

Total deposits	1,550,725	1,443,682
Other short-term borrowings	41,870	55,017
Subordinated debt	67,527	67,527
Other long-term debt	50,000	47,500
Accrued interest payable	4,504	7,038
Other liabilities	7,209	5,745

Total liabilities	1,721,835	1,626,509

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value. Authorized 10,000,000; 48,200 shares issued and outstanding, net of discount	44,696	43,813
Common Stock, no par value. Authorized 50,000,000; issued and outstanding 10,064,299 and 9,855,413 at 2009 and 2008, respectively	53,342	51,886
Accumulated other comprehensive (loss) gain, net of tax	(64)	1,333
Retained earnings	31,711	39,572

Total shareholders’ equity	129,685	136,604

Total liabilities and shareholders’ equity	$1,851,520	$1,763,113

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands, except per share data)
Interest Income:
Loans, including fees	$86,909	$96,398	$105,924
Investment securities	10,511	7,441	7,237
Federal funds sold and bank deposits	163	215	301

Total interest income	97,583	104,054	113,462
Interest Expense:
Deposits	38,621	48,722	57,902
Short-term borrowings	616	2,065	2,316
Subordinated debt	4,650	5,284	4,945
Other long-term debt	2,121	1,565	1,519

Total interest expense	46,009	57,636	66,682
Net Interest Income	51,574	46,418	46,780
Provision for loan losses	28,800	36,550	8,500

Net Interest Income After Provision for Loan Losses	22,774	9,868	38,280
Noninterest Income:
Service charges on deposit accounts	4,413	4,757	4,730
Other fees and charges	2,005	1,944	1,872
Mortgage banking activities	14,961	340	339
Indirect lending activities	4,229	5,227	5,449
SBA lending activities	1,099	1,250	2,444
Bank owned life insurance	1,280	1,278	1,166
Securities gains	5,308	1,306	2
Other	683	1,534	1,909

Total noninterest income	33,978	17,636	17,911
Noninterest Expense:
Salaries and employee benefits	33,261	25,827	25,815
Furniture and equipment	2,721	2,949	2,942
Net occupancy	4,421	4,137	4,105
Communication	1,617	1,654	1,729
Professional and other services	4,916	3,823	3,559
Cost of operation of other real estate	6,859	3,399	149
FDIC insurance premiums	3,666	1,025	207
Other	7,101	6,025	8,697

Total noninterest expense	64,562	48,839	47,203

(Loss) income before income tax (benefit) expense	(7,810)	(21,335)	8,988
Income tax (benefit) expense	(3,955)	(9,099)	2,354

Net (loss) income	(3,855)	(12,236)	6,634
Preferred stock dividends and accretion of discount	3,293	106	—

Net (loss) income available to common equity	$(7,148)	$(12,342)	$6,634

(Loss) earnings per share:
Basic (loss) earnings per share	$(.71)	$(1.27)	$.69

Diluted (loss) earnings per share	$(.71)	$(1.27)	$.69

Weighted average shares outstanding – Basic	10,002,610	9,717,238	9,614,382

Weighted average shares outstanding – Fully Diluted	10,002,610	9,717,238	9,628,766

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other
					Comprehensive
	Preferred Stock		Common Stock		Income (Loss)	Retained
	Shares	Amount	Shares	Amount	Net of Tax	Earnings	Total
				(In thousands)
Balance December 31, 2006	—	$—	9,288	$44,815	$(1,590)	$51,422	$94,647
Comprehensive income:
Net income	—	—	—	—	—	6,634	6,634
Other comprehensive loss, net of tax	—	—	—	—	786	—	786

Comprehensive income	—	—	—	—	—	—	7,420
FIN 48 Reserve for Uncertain Tax Position	—	—	—	—	—	(96)	(96)

Common stock issued and share-based compensation under:
Employee benefit plans	—	—	50	857	—	—	857
Dividend reinvestment plan	—	—	31	492	—	—	492
Common dividends declared ($.32 per share)	—	—	—	—	—	(3,357)	(3,357)

Balance December 31, 2007	—	—	9,369	46,164	(804)	54,603	99,963
Comprehensive income:
Net loss	—	—	—	—	—	(12,236)	(12,236)
Other comprehensive income, net of tax	—	—	—	—	2,137	—	2,137

Comprehensive loss	—	—	—	—	—	—	(10,099)
EITF 06-04 Cumulative effect adjustment	—	—	—	—	—	(594)	(594)
Common stock issued and share-based compensation under:
Employee benefit plans	—	—	109	701	—	—	701
Dividend reinvestment plan	—	—	85	297	—	—	297
Issuance of Preferred Stock	48	43,787	—	—	—	—	43,787
Accretion of discount on preferred stock	—	26	—	—	—	(26)	—
Issuance of common stock warrants	—	—	—	4,413	—	—	4,413
Preferred stock dividend	—	—	—	—	—	(80)	(80)
Common dividends declared ($.19 per share)	—	—	—	—	—	(1,783)	(1,783)
Common stock dividend	—	—	95	311	—	(311)	—
Cash paid for fractional interest associated with stock dividend	—	—	—	—	—	(1)	(1)

Balance December 31, 2008	48	43,813	9,658	51,886	1,333	39,572	136,604
Comprehensive income:
Net loss	—	—	—	—	—	(3,855)	(3,855)
Other comprehensive loss, net of tax	—	—	—	—	(1,397)	—	(1,397)

Comprehensive loss	—	—	—	—	—	—	(5,252)
Common stock issued and share-based compensation under:
Employee benefit plans	—	—	142	566	—	—	566
Dividend reinvestment plan	—	—	67	181	—	—	181
Accretion of discount on preferred stock	—	883	—	—	—	(883)	—
Preferred stock dividend	—	—	—	—	—	(2,410)	(2,410)
Common stock dividend	—	—	197	709	—	(709)	—
Cash paid for fractional interest associated with stock dividend	—	—	—	—	—	(4)	(4)

Balance December 31, 2009	48	$44,696	10,064	$53,342	$(64)	$31,711	$129,685

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Operating Activities:
Net (loss) income	$(3,855)	$(12,236)	$6,634
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	28,800	36,550	8,500
Depreciation and amortization of premises and equipment	1,912	2,141	2,151
Other amortization	1,051	368	500
Impairment of other real estate	3,869	2,353	85
Share-based compensation	231	169	130
Excess tax benefit from share-based compensation	—	—	(15)
Proceeds from sale of loans	850,477	142,575	233,694
Proceeds from sales of other real estate	17,198	7,634	1,173
Proceeds from sale of premises and equipment	61	—	—
Loans originated for resale	(917,420)	(132,813)	(235,893)
Securities gains	(5,308)	(1,306)	(2)
Gains on loan sales	(8,448)	(1,947)	(3,188)
Gain on sale of other real estate	(68)	(197)	(118)
Gain on sales of premises and equipment	(56)	—	—
Net increase in cash value of bank owned life insurance	(1,190)	(1,169)	(1,005)
Net increase (decrease) in deferred income taxes	2,560	(8,117)	(2,244)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	260	1,275	(55)
Other assets	(20,049)	(4,451)	(4,779)
Accrued interest payable	(2,534)	278	(282)
Other liabilities	1,236	(584)	595

Net cash (used in) provided by operating activities	(51,273)	30,523	5,881
Investing Activities:
Purchases of investment securities available-for-sale	(215,730)	(44,314)	(10,984)
Purchase of investment in FHLB stock	(1,485)	(4,927)	(7,896)
Sales of investment securities available-for-sale	156,383	5,417	—
Maturities and calls of investment securities held-to-maturity	5,479	4,289	4,131
Maturities and calls of investment securities available-for-sale	53,665	18,072	17,791
Redemption of investment in FHLB stock	—	5,310	7,065
Net decrease (increase) in loans	38,439	(35,805)	(71,838)
Capital improvements to other real estate	(411)	(821)	(367)
Purchases of premises and equipment	(698)	(2,631)	(2,169)

Net cash provided by (used in) investing activities	35,642	(55,410)	(64,267)
Financing Activities:
Net increase (decrease) in demand deposits, money market accounts, and savings accounts	303,778	(115,284)	38,704
Net (decrease) increase in time deposits	(196,735)	153,341	(19,620)
Proceeds from issuance of other long-term debt	30,000	27,500	25,000
Payment of called other long-term debt	—	—	(25,000)
Proceeds from issuance of subordinated debt	—	—	20,619
Repayment of other long-term debt	(27,500)	(5,000)	(12,000)
(Decrease) increase in short-term borrowings	(13,147)	(20,937)	3,893
Proceeds from issuance of preferred stock	—	48,200	—
Proceeds from issuance of common stock	515	828	1,204
Excess tax benefit from share-based compensation	—	—	15
Common Dividends paid	(3)	(1,783)	(3,357)
Preferred stock dividends paid	(2,182)	—	—

Net cash provided by financing activities	94,726	86,865	29,458

Net increase (decrease) in cash and cash equivalents	79,095	61,978	(28,928)
Cash and cash equivalents, beginning of year	92,025	30,047	58,975

Cash and cash equivalents, end of year	$171,120	$92,025	$30,047

Supplemental disclosures of cash flow information:
Cash paid (refunded) during the year for:
Interest	$48,542	$58,730	$66,964

Income taxes	$(3,552)	$1,394	$5,812

Non-cash transfers of loans to other real estate	$27,305	$16,725	$8,080

Stock dividends	$709	$311	$—

Loans transferred from held-for-sale	$9,421	$7,550	$1,025

Accrued but unpaid dividend on preferred stock	$308	$—	$—

Accretion of discount on preferred stock	$883	$—	$—

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
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
     The consolidated financial statements have been prepared in conformity with U. S. generally accepted accounting principles followed within the financial services industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the calculations of and the amortization of capitalized servicing rights, valuation of deferred tax accounts, the valuation of loans held-for-sale and certain derivatives, and the valuation of real estate or other assets acquired in connection with foreclosures or in satisfaction of loans. In addition, the actual lives of certain amortizable assets and income items are estimates subject to change.
     The Company has five trust preferred subsidiaries which are deconsolidated for financial reporting purposes in accordance with Financial Accounting Standards Board (“FASB”) ASC 810-10-05, formerly known as FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities (revised December 2003), an Interpretation of ARB No. 51”. The equity investments in the subsidiaries created to issue the obligations, the obligations themselves, and related dividend income and interest expense are reported on a deconsolidated basis, with the investments reported as other assets and dividends included as other noninterest income. The obligations, including the amount related to the equity investments are reported as subordinated debt, with related interest expense reported as interest on subordinated debt. The Company principally operates in one business segment, which is community banking.
   Cash and Cash Equivalents
     Cash and cash equivalents include cash, amounts due from banks, and Federal funds sold. Generally, Federal funds are purchased and sold within one-day periods.
   Investment Securities
     In accordance with FASB ASC 320-10-15, formerly known as Statements of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company classifies our investment securities in one of the following three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. The Company does not engage in that activity. Held-to-maturity securities are those designated as held-to-maturity when purchased, which the Company has the ability and positive intent to hold until maturity. All other debt securities not included in trading or held-to-maturity are classified as available-for-sale.
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

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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
     Impaired loans are evaluated based on the present value of expected future cash flows discounted at the loan’s original effective interest rate, or at the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. Impaired loans are specifically reviewed loans for which it is probable that the Bank will be unable to collect all amounts due according to the terms of the loan agreement. A specific valuation allowance is required to the extent that the estimated value of an impaired loan is less than the recorded investment. FASB ASC 310-10-35, formerly known as SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” does not apply to large groups of smaller balance, homogeneous loans, such as consumer installment loans, and which are collectively evaluated for impairment. Smaller balance commercial loans are also excluded from the application of the statement. Interest on impaired loans is reported on the cash basis as received when the full recovery of principal and interest is anticipated, or after full principal and interest has been recovered when collection of interest is in question.
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
   Loans Held-For-Sale
     Loans held-for-sale include the majority of originated residential mortgage loans, certain SBA loans, and a pool of indirect automobile loans at December 31, 2009 and 2008. The Company has the ability and intent to sell loans classified as held-for-sale and the SBA and indirect automobile loans held-for-sale are recorded at the lower of cost or market on an aggregate basis. Any loans initially determined to be held-for-sale and later transferred to the held for investment portfolio are transferred at the lower of cost or market. We have elected to account for newly originated residential mortgage loans held-for-sale under FASB accounting standards codification 825-10-25 which was previously known as Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” For residential mortgage loans, fair value is determined by outstanding commitments from investors for committed loans and on the basis of current delivery prices in the secondary mortgage market for uncommitted loans, if any. Adjustments to reflect unrealized gains and losses resulting from changes in fair value of residential mortgage loans held-for-sale and realized gains and losses upon ultimate sale of the loans are classified as noninterest income in the Consolidated Statements of Income. For SBA loans, fair value is determined primarily based on loan performance and available market information. For indirect automobile loans, the fair value is determined based on evaluating the estimated market value of the pool being accumulated for sale based on available market information.
     There are certain regulatory capital requirements that must be met in order to qualify to originate residential mortgage loans and these capital requirements are monitored to assure compliance. The Company was in compliance with these requirements at December 31, 2009.
     Origination fees and costs for SBA and indirect automobile loans held-for-sale recorded at the lower of cost or fair value are capitalized in the basis of the loan and are included in the calculation of realized gains and losses upon sale. Origination fees and costs are recognized in earnings at the time of origination for newly-originated residential mortgage loans held-for-sale that are recorded at fair value.
     Gains and losses on sales of loans are recognized at the settlement date. Gains and losses are determined as the difference between the net sales proceeds, including the estimated value associated with servicing assets or liabilities, and the net carrying value of the loans sold.
   Capitalized Servicing Assets and Liabilities
     The majority of the indirect automobile loan pools and certain SBA and residential mortgage loans are sold with servicing retained. When the contractually specific servicing fees on loans sold servicing retained are expected to be more than adequate compensation to a servicer for performing the servicing, a capitalized servicing asset is recognized based on fair value. When the expected costs to a servicer for performing loan servicing are not expected to adequately compensate a servicer, a capitalized servicing liability is recognized based on fair value. Servicing assets and servicing liabilities are amortized over the expected lives of the serviced loans utilizing the interest method. Management makes certain estimates and assumptions related to costs to service varying types of loans and pools of loans, prepayment speeds, the projected lives of loans and pools of loans sold servicing retained, and discount factors used in calculating the present values of servicing fees projected to be received.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     No less frequently than quarterly, management reviews the status of all loans and pools of servicing assets to determine if there is any impairment to those assets due to such factors as earlier than estimated repayments or significant prepayments. Any impairment identified in these assets will result in reductions in their carrying values through a valuation allowance and a corresponding increase in operating expenses.
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
   Other Real Estate
     Other real estate represents property acquired through foreclosure or deed in lieu of foreclosure in satisfaction of loans. Other real estate is carried at the lower of cost or fair value less estimated selling costs. Costs to complete houses foreclosed during construction are capitalized. Fair value is determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources and may include an undivided interest in the fair value of other repossessed assets. Any excess of the loan balance at the time of foreclosure or acceptance in satisfaction of loans over the fair value less selling costs of the real estate held as collateral is treated as a loan loss and charged against the allowance for loan losses. On a monthly basis, management reviews appraisals to determine if the current market value has changed since the effective date of the appraisal and adjust the value through other expense as necessary. Generally a new appraisal is received at least annually. Gain or loss on sale and any subsequent adjustments to reflect changes in fair value and selling costs are recorded as a component of income. Based on appraisals, environmental tests, and other evaluations as necessary, superior liens, if any, may be serviced or satisfied and repair or capitalizable expenditures may be incurred in an effort to maximize recoveries.
   Income Taxes
     The Company files a consolidated Federal income tax return. Taxes are accounted for in accordance with FASB ASC 740-10-05, formerly known as SFAS No. 109, “Accounting for Income Taxes”. Under the liability method of FASB ASC 740-10-05, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. All available evidence, both positive and negative, is used in the consideration to determine whether, based on the weight of that evidence, a valuation allowance is required. The weight given to the potential effect of negative and positive evidence will be commensurate with the extent to which it can be objectively verified. The Company adopted FASB ASC 740-10-05, formerly known as FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109”, effective January 1, 2007. See “Recent Accounting Pronouncements” for the details.
   Earnings Per Common Share
     Earnings per share are presented in accordance with requirements of FASB ASC 260-10-05, formerly known as SFAS No. 128, “Earnings Per Share.” Any difference between basic earnings per share and diluted earnings per share is a result of the dilutive effect of stock options and warrants.
   Share-based Compensation
     The Company accounts for share-based compensation under the fair value recognition provisions of FASB ASC 718-10-10, formerly known as SFAS No. 123(R), “Share-Based Payment”. The Company adopted FASB ASC 718-10-10 effective January 1, 2006, using the modified prospective method. Future levels of compensation costs recognized related to stock-based compensation awards may be impacted by new awards and/or modifications, repurchases, and cancellations of existing awards before and after the adoption of the standard as well as possible future changes in the underlying valuation assumptions used in the Black-Scholes Option Pricing model.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
   Fair Value
     The Company measures or monitors certain of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Additionally, fair value is used on a non-recurring basis to evaluate assets for impairment or for disclosure purposes. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating fair value, which are in accordance with FASB ASC 820-10-35, formerly known as SFAS No. 157 and FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active,” when applicable.
     The Company applied the following fair value hierarchy:
     Level 1 – Assets or liabilities for which the identical item is traded on an active exchange, such as publicly-traded instruments or future contracts.
     Level 2 – Assets and liabilities valued based on observable market data for similar instruments.
     Level 3 – Assets or liabilities for which significant valuation assumptions are not readily observable in the market; instruments valued based on the best available data, some of which is internally developed, and considers risk premiums that a market participant would require.
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
   Recent Accounting Pronouncements
     In June 2009, the FASB issued an update to Accounting Standard Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles”. This standard establishes the FASB ASC as the source of authoritative U.S. GAAP recognized by the FASB for nongovernmental entities. The Codification was effective for interim and annual periods ending after September 15, 2009. The Codification is a reorganization of existing U.S. GAAP and does not change existing U.S. GAAP. The Company adopted this standard during the third quarter of 2009. The adoption had no impact on the Company’s financial position, results of operations, and earnings per share.
     In October 2008, the FASB updated ASC 820-10-35 with guidance issued in FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active.” The staff position addressed concerns among financial entities regarding assets trading in markets that were at one time active but have subsequently become inactive. Under the guidance, entities must take into account the facts and circumstances to determine whether the known trades in an inactive market are reflective of orderly transactions that are not forced liquidations or distressed sales. If an entity makes this determination, they can classify the assets as Level 3 of the fair value hierarchy and use an appropriate valuation approach relying to an extent on unobservable inputs, and thus following the appropriate disclosures associated with a recurring Level 3 asset. This guidance was effective upon issuance and did not have a material effect on the company’s financial position, and statement of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which updated ASC 825-10-05. This guidance provided companies with an option to report selected financial assets and liabilities at fair value in an effort to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. It also established presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted this statement effective January 1, 2008. There was no material impact on the Company’s financial condition and statement of operations.
     In January 2009, the FASB issued FSP Emerging Issues Task Force (“EITF”) 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” which updated ASC 325-40-65. This issuance amended the impairment (and related interest income measurement) guidance for recognition of interest income and impairment on purchased beneficial interest and beneficial interests that continue to be held by a transferor in securitized financial assets to achieve more consistent determination of whether an other-than-temporary impairment has occurred for debt securities classified as available-for-sale or held-to-maturity. The guidance no

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
longer requires exclusive reliance on market participant assumptions regarding future cash flows. Instead, companies with securities that qualify are permitted to use management judgment regarding the probability of collecting all cash flows along with market participant data in making other-than-temporary impairment determinations. The guidance was effective for the first interim or annual reporting period ending after December 15, 2008. The Company adopted the guidance, as required, in the fourth quarter of 2008 with no material impact on its results of operations, financial position, and liquidity.
     In December 2008, the FASB issued FSP No. 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” which updated ASC 860-10-50. The objective of this guidance was to provide financial statement users with more information on a transferor’s continuing involvement with transfers of financial assets and public companies’ involvement with variable interest entities. It also requires disclosures by public companies that (a) sponsor a qualifying special-purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) service a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The guidance was effective for the first interim or annual reporting period ending after December 15, 2008. The Company adopted the guidance, as required, in the fourth quarter of 2008 with no material impact on its results of operations, financial position, and liquidity.
     In September 2008, the FASB issued FSP No. 133-1 and Financial Interpretation (“FIN”) 45-4, “Disclosures about Credit Derivatives and certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” which updated ASC 815-10-65. The guidance enhanced disclosures about credit derivatives by requiring additional information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It required disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments, as well as disclosures about the current status of the payment/performance risk of a guarantee. This guidance was effective for annual or interim reporting periods ending after November 15, 2008, and was adopted by the Company in the fourth quarter of 2008 with no material impact on its results of operations, financial position, and liquidity.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” to update ASC 815-10-15. This statement required an entity to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for under ASC 815-10-15, accounting for derivative instruments and hedging activities and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement was intended to enhance the current disclosure framework by requiring the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company adopted the guidance on January 1, 2009. There was no material impact on the Company’s financial condition and statement of operations as a result of the adoption of this guidance.
     On April 9, 2009, the FASB issued FSP No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” which updated ASC 825-10-65. This statement required disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as annual financial statements. The issuance was effective for interim reporting periods ending after June 15, 2009. The Company adopted the guidance on April 1, 2009. There was no material impact on the Company’s financial condition and statement of operations as a result of the adoption of this guidance.
     On April 9, 2009, the FASB issued FSP No. 115-2 and FSP No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” which updated ASC 320-10-65. This statement incorporated the other-than-temporary impairment guidance from SEC Staff Accounting Bulletin (“SAB”) Topic 5M, “Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities” and expanded it to address the unique features of debt securities and clarified the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired. The issuance was effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the guidance on April 1, 2009. There was no material impact on the Company’s financial condition and statement of operations as a result of the adoption of this guidance.
     On April 9, 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which updated ASC 820-10-65. This statement provided additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and emphasizes that even if there has been a significant decrease in volume, the objective of a fair value measurement remains the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The issuance was effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the guidance on April 1, 2009. There was no material impact on the Company’s financial condition and statement of operations as a result of the adoption of this guidance.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” which updated ASC 855-10-05. This statement provided authoritative guidance on the period after the balance sheet date during which management shall evaluate subsequent events, the circumstances under which subsequent events should be recognized in the financial statements, and the associated required disclosures. The Company adopted the guidance on April 1, 2009. This statement will only affect the Company’s financial statements if an event occurs subsequent to the balance sheet date that would require adjustment to the financial statements or associated required disclosures. The Company evaluates subsequent events and transactions through the date the financial statements are filed.
     In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” codified in ASU 2009-16 which will amend the guidance in ASC 860 to improve the relevance, representational faithfulness, and comparability of the information provided about a transfer of financial assets; the effects of a transfer on financial position, financial performance and cash flows; and a transferor’s continuing involvement in the transferred financial assets. The guidance is effective for annual reporting periods beginning after November 15, 2009. The Company adopted the guidance on January 1, 2010. There was no material impact on the Company’s financial condition and statement of operations as a result of the adoption of this guidance.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46 (R)” codified in ASU 2009-17 which will amend ASC 810-10 to improve financial reporting by companies with variable interest entities. The guidance will address the effects of the elimination of the qualifying special-purpose entity (“QSPE”). The guidance is effective for annual reporting periods beginning after November 15, 2009. The Company adopted the guidance on January 1, 2010. There was no material impact on the Company’s financial condition and statement of operations as a result of the adoption of this guidance.
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
     In 2009, FSC and Fidelity Bank operated under memoranda of understanding (“MOU”) with the FRB, the GDBF and the Federal Deposit Insurance Corporation (the “FDIC”). The MOU, which relate primarily to the Bank’s asset quality and loan loss reserves, require that FSC and the Bank submit plans and report to its regulators regarding its loan portfolio and profit plans, among

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
other matters. The MOU also require that the Bank maintain its Tier 1 Leverage Capital ratio at not less than 8% and an overall well-capitalized position as defined in applicable FDIC rules and regulations during the life of the MOU. Additionally, the MOU require that, prior to declaring or paying any cash dividends, FSC and the Bank must obtain the prior written consent of its regulators.
     The following table sets forth the capital requirements for the Bank under FDIC regulations and the Bank’s capital ratios at December 31, 2009 and 2008:

	FDIC Regulations
	Adequately	Well		December 31,
Capital Ratios	Capitalized	Capitalized		2009	2008
Leverage	4.00%	5.00	%(1)	9.27%	9.97%
Risk-Based Capital:
Tier 1	4.00	6.00		11.55	11.01
Total	8.00	10.00		13.48	12.92

(1)	8% required by memorandum of understanding
     The FRB, as the primary regulator of FSC, has established capital requirements as a function of its oversight of bank holding companies.
     The following table depicts FSC’s capital ratios at December 31, 2009 and 2008, in relation to the minimum capital ratios established by the regulations of the FRB:

	December 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Tier 1 Capital:
Actual	$169,346	11.25%	$173,303	11.10%
Minimum	60,229	4.00	63,018	4.00

Excess	$109,117	7.25%	$110,285	7.10%

Total Risk-Based Capital:
Actual	$210,559	13.98%	$213,406	13.67%
Minimum	120,458	8.00	126,037	8.00

Excess	$90,101	5.98%	$87,369	5.67%

Tier 1 Capital Leverage Ratio:
Actual		9.03%		10.04%
Minimum		4.00		4.00

Excess		5.03%		6.04%

     On March 1, 2005, the FRB announced the adoption of a rule entitled “Risk Based Capital Standards: Trust Preferred Securities and the Definition of Capital” (“Rule”) regarding risk-based capital standards for bank holding companies (“BHCs”) such as FSC. The Rule provides for a five-year transition period, with an effective date of March 31, 2011, but requires BHCs not meeting the standards of the Rule to consult with the FRB and develop a plan to comply with the standards by the effective date.
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

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
3. Investment Securities
     Investment securities at December 31, 2009 and 2008, are summarized as follows:

		Gross	Gross	Other Than
	Amortized	Unrealized	Unrealized	Temporary	Fair
	Cost	Gains	Losses	Impairment	Value
	(In thousands)

Securities available-for-sale at December 31, 2009:
Obligations of U.S. Government corporations and agencies	$63,674	$—	$(555)	$—	$63,119
Municipal securities	11,706	20	(319)	—	11,407
Residential mortgage backed securities-agency	61,640	923	(172)	—	62,391

Total	$137,020	$943	$(1,046)	$—	$136,917

Securities held-to-maturity at December 31, 2009:
Residential mortgage backed securities-agency	$19,326	$616	$—	$—	$19,942

Securities available-for-sale at December 31, 2008:
Obligations of U.S. Government corporations and agencies	$9,830	$124	$—	$—	$9,954
Municipal securities	15,222	52	(890)	—	14,384
Residential mortgage backed securities-agency	101,547	2,864	—	—	104,411

Total	$126,599	$3,040	$(890)	$—	$128,749

Securities held-to-maturity at December 31, 2008:
Residential mortgage backed securities-agency	$24,793	$674	$—	$—	$25,467

     The following table depicts the maturity distribution of investment securities and average yields as of December 31, 2009 and 2008. All amounts are categorized by their expected repricing date. The expected maturities may differ from the contractual maturities of mortgage backed securities because the mortgage holder of the underlying mortgage loans has the right to prepay their mortgage loans without prepayment penalties. The expected maturities may differ from the contractual maturities of callable agencies and municipal securities because the issuer has the right to redeem the callable security at predetermined prices at specified times prior to maturity.

	December 31, 2009			December 31, 2008
	Amortized	Fair	Average	Amortized	Fair	Average
	Cost	Value	Yield(1)	Cost	Value	Yield(1)
	(Dollars in thousands)
Available-for-Sale:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies:
Due in less than one year	$63,674	$63,119	3.71%	$9,830	$9,954	2.58%

Municipal securities(2)
Due after one year through five years	1,642	1,626	5.68	3,012	2,889	5.45
Due five years through ten years	3,311	3,312	5.45	4,962	4,889	5.37
Due after ten years	6,753	6,469	5.81	7,248	6,606	5.84
Mortgage backed securities
Due after one year through five years	37,124	37,986	4.65	101,547	104,411	5.08
Due five years through ten years	24,516	24,405	4.69	—	—

	$137,020	$136,917		$126,599	$128,749

Held-to-Maturity:
Mortgage backed securities
Due after one year through five years	$19,326	$19,942	4.91%	$24,661	$25,334	4.92%
Due five years through ten years	—	—	—	132	133	5.20

	$19,326	$19,942		$24,793	$25,467

(1)	Weighted average yields are calculated on the basis of the carrying value of the security.

(2)	Interest income includes the effects of taxable equivalent adjustments of $288,000 in 2009 and $259,000 in 2008.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     There were no securities called in 2009. The Bank had one $5.0 million security called during the year ended December 31, 2008. 33 securities available-for-sale totaling $151.1 million were sold during the year ended December 31, 2009. Proceeds received were $156.4 million for a gross gain of $5.3 million. Six securities available-for-sale totaling $4.1 million were sold during the year ended December 31, 2008. Proceeds received were $4.2 million for a gross gain of $47,000. In addition, during 2008 the Company redeemed 29,267 shares of Visa, Inc. common stock which resulted in a gain of $1.3 million. There were no investments held in trading accounts during 2009 and 2008.
     The following table reflects the gross unrealized losses and fair values of investment securities with unrealized losses at December 31, 2009 and 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss and temporarily impaired position:

	12 Months or Less		More Than 12 Months
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In thousands)
Available-for-Sale at December 31, 2009
Obligations of U.S. Government corporations and agencies	$53,119	$555	$—	$—
Municipal securities	5,690	70	2,363	249
Residential Mortgage backed securities-agency	22,445	172	—	—

Total	$81,254	$797	$2,363	$249

Held-to-Maturity at December 31, 2009
Residential Mortgage backed securities-agency	$—	$—	$—	$—

Available-for-Sale at December 31, 2008
Obligations of U.S. Government corporations and agencies	$—	$—	$—	$—
Municipal securities	11,218	890	—	—
Residential Mortgage backed securities-agency	—	—	—	—

Total	$11,218	$890	$—	$—

Held-to-Maturity at December 31, 2008
Residential Mortgage backed securities-agency	$—	$—	$—	$—

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
     Certain individual investment securities were in a continuous unrealized loss position at December 31, 2009 and 2008, for 22 months and 10 months, respectively. However, all these investment securities at December 31, 2009, were municipal securities, obligations of U.S. Government corporations and agencies, and agency residential mortgage backed securities, and the unrealized loss positions resulted not from credit quality issues, but from market interest rate increases over the interest rates prevalent at the time the securities were purchased, and are considered temporary. At December 31, 2009, the Company had unrealized losses of $1.0 million related to 21 individual municipal securities, obligations of U.S. Government corporations and agencies, and agency residential mortgage backed securities. In determining other-than-temporary losses on municipal securities, management primarily considers the credit rating of the municipality itself as the primary source of repayment and secondarily the financial viability of the insurer of the obligation.
     Also, as of December 31, 2009, management does not intend to sell the temporarily impaired securities and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost basis. Accordingly, as of December 31, 2009, management believes the impairments detailed in the table above are temporary and no impairment loss has been recognized in the Company’s Consolidated Statements of Income.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     Investment securities with a carrying value aggregating approximately $127 million and $150 million at December 31, 2009 and 2008, respectively, were pledged as collateral as shown in the table below:

	December 31,
	2009	2008
	(In thousands)
Public deposits	$75,599	$76,374
Securities sold under repurchase agreements	21,312	53,701
Short-term and long-term borrowings	9,971	—
FHLB advances	18,729	19,266
Other purposes	1,825	755

Total	$127,436	$150,096

4. Loans
     Loans outstanding, by classification, are summarized as follows, net of deferred loan fees and expenses of $314,000 and $1.9 million at December 31, 2009 and 2008, respectively:

	December 31,
	2009	2008
	(In thousands)
Commercial, financial and agricultural	$118,954	$145,496
Real estate-mortgage-commercial	287,354	202,516

Total commercial	406,308	348,012
Real estate-construction	154,785	245,153
Real estate-mortgage-residential	130,984	115,527
Consumer installment	597,782	679,330

Total loans	1,289,859	1,388,022
Less: Allowance for loan losses	(30,072)	(33,691)

Loans, net of allowance	$1,259,787	$1,354,331

     Loans held-for-sale at December 31, 2009 and 2008, totaled approximately $131 million and $56 million, respectively, and are shown in the table below:

	December 31,
	2009	2008
	(In thousands)
SBA loans	$20,362	$39,873
Real estate — mortgage — residential.	80,869	967
Consumer installment loans	30,000	15,000

Total	$131,231	$55,840

     The Bank was servicing for others 18,076 and 19,855 indirect automobile loans on December 31, 2009 and 2008, respectively, totaling $201 million and $238 million, respectively. The Bank was also servicing 137 SBA loan sales or participations totaling $79 million at December 31, 2009, and 121 SBA loan sales or participations totaling $72 million at December 31, 2008. The Bank was also servicing 377 residential mortgage loans for a total of $88 million at December 31, 2009, compared to none serviced at December 31, 2008.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     The following loans were pledged to the FHLB of Atlanta as collateral for borrowings:

	December 31,
	2009	2008
	(In thousands)
Commercial real estate loans	$63,190	$63,655
Home equity lines of credit	55,043	48,995
Residential 1-4 family first mortgage loans	30,931	35,371
Multi-family first mortgage loans	1,181	1,254

Total	$150,345	$149,275

     Approximately $302 million and $218 million in indirect automobile loans were pledged to the Federal Reserve Bank of Atlanta at December 31, 2009 and 2008, respectively, as collateral for potential Discount Window contingent borrowings.
     Loans in nonaccrual status totaled approximately $70 million, $98 million, and $14 million at December 31, 2009, 2008, and 2007, respectively. The average recorded investment in impaired loans during 2009, 2008, and 2007 was approximately $113 million, $68 million, and $13 million, respectively. If such impaired loans had been on a full accrual basis, interest income on these loans would have been approximately $3.4 million, $1.6 million, and $188,000, in 2009, 2008, and 2007, respectively.
     Loans totaling approximately $27 million, and $17 million, were transferred to other real estate in 2009, and 2008, respectively.
     The Bank has loans outstanding to various executive officers, directors, and their related interests. Management believes that all of these loans were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other customers, and did not involve more than normal risks. The following is a summary of activity during 2009 for such loans:

Amount
(In thousands)
Loan balances at January 1, 2009	$1,609
New loans	—
Less — Loan repayments	1,248

Loan balances at December 31, 2009	$361

     The following is a summary of activity in the allowance for loan losses:

	December 31,
	2009	2008	2007
	(In thousands)
Balance at beginning of year	$33,691	$16,557	$14,213
Provision for loan losses	28,800	36,550	8,500
Loans charged off	(33,300)	(20,575)	(7,517)
Recoveries on loans charged off	881	1,159	1,361

Balance at end of year	$30,072	$33,691	$16,557

     Impaired loans are summarized as follows at December 31, 2009 and 2008:

	December 31,
	2009	2008
	(In thousands)
Impaired loans with related allowance for loan losses calculated under ASC 310	$75,971	$97,851
Impaired loans with no related allowance for loan losses calculated under ASC 310	17,403	16,993

Total impaired loans	$93,374	$114,844

Valuation allowance related to impaired loans	$6,125	$9,940

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     The average impaired loans and interest income recognized are summarized below:

	For the Years Ended December 31,
	2009	2008	2007
		(In thousands)
Average impaired loans(1)	$109,253	$68,531	$18,007
Interest income recognized on impaired loans	$660	$596	$1,845
Cash basis interest recognized on impaired loans	$—	$—	$—

(1)	Average based on end of month outstandings
5. Other Real Estate
     There were write-downs totaling $3.9 million in 2009, $2.4 million in 2008, and $85,000 in 2007 on other real estate owned recorded in other operating expenses. There were proceeds from sales of approximately $17.2 million, $7.6 million, and $1.2 million from other real estate owned by the Company in 2009, 2008, and 2007, respectively, resulting in net gains on sales of $68,000, $197,000 and $118,000 in 2009, 2008, and 2007, respectively.
     Real estate owned consisted of the following:

	December 31,
	2009	2008
	(In thousands)
Commercial	$3,367	$837
Residential	7,040	9,197
Lots	15,348	7,113

Gross other real estate	25,755	17,147
Valuation allowance	(3,975)	(2,084)

Total real estate owned	$21,780	$15,063

Gains on sales and capitalized costs related to real estate owned are summarized below:

	For the Years Ended December 31,
	2009	2008	2007
		(In thousands)
Net gains on sales of real estate owned	$68	$197	$118

Capitalized costs of real estate owned	$411	$821	$367

6. Premises and Equipment
     Premises and equipment are summarized as follows:

	December 31,
	2009	2008
	(In thousands)
Land	$4,816	$4,821
Buildings and improvements	17,239	17,217
Furniture and equipment	17,136	16,865

	39,191	38,903
Less accumulated depreciation and amortization	(21,099)	(19,592)

Premises and equipment, net	$18,092	$19,311

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
7. Deposits
     Time deposits over $100,000 as of December 31, 2009 and 2008, were approximately $257 million and $318 million, respectively. Maturities for time deposits over $100,000 as of December 31, 2009, in excess of one year are summarized in the table below:

Amount
(In thousands)
Maturity:
One to two years	$32,569
Two to three years	1,167
Three to five years	11,867

Total	$45,603

     Related interest expense was $10 million, $14 million, and $16 million for the years ended December 2009, 2008, and 2007, respectively. Included in demand and money market deposits were NOW accounts totaling $69 million and $94 million, at December 31, 2009 and 2008, respectively.
     Brokered deposits obtained through investment banking firms under master certificates totaled approximately $99 million, $190 million, and $137 million as of December 31, 2009, 2008, and 2007, respectively, and were included in other time deposits. Brokered deposits outstanding at December 31, 2009, were acquired in 2009, 2008, and 2005 and had original maturities of 18 to 84 months. Brokered deposits outstanding at December 31, 2008, were acquired in 2008, 2007, and 2005 and had original maturities of 9 to 60 months. The weighted average cost of brokered deposits at December 31, 2009, 2008, and 2007, was 4.30%, 4.27%, and 5.02%, respectively, and related interest expense totaled $6.0 million, $7.4 million, and $5.9 million during 2009, 2008, and 2007, respectively.
8. Short-Term Borrowings
     Short-term debt is summarized as follows:

	December 31,
	2009	2008
	(In thousands)
Overnight repurchase agreements primarily with commercial customers at an average rate of ..45% and 1.78% at December 31, 2009 and 2008, respectively	$14,370	$52,517
FHLB three year European Convertible Advance with interest at 4.06% maturing November 5, 2010, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of one year	25,000	—
FHLB collateralized borrowing with a fixed rate of 2.64% at December 31, 2009 and a maturity date of April 5, 2010	2,500	—
FHLB collateralized borrowing with a fixed rate of 2.44% at December 31, 2008, and a maturity date of April 3, 2009	—	2,500

Total short-term borrowings	$41,870	$55,017

     Short-term borrowings mature either overnight or on a remaining fixed maturity not to exceed one year. Overnight repurchase agreements consist primarily of balances in the transaction accounts of commercial customers swept nightly to an overnight investment account. All short-term repurchase agreements are collateralized with investment securities having a market value equal to or greater than, but approximating, the balance borrowed. Term fixed rate advances with the FHLB are collateralized with pledged qualifying real estate loans. A daily rate line of credit advance with the FHLB is a line collateralized with pledged qualifying real estate loans which may be increased or decreased daily and may be drawn on to the extent of available pledged collateral. It reprices daily and bears a rate comparable to that of overnight Federal funds. At December 31, 2009 and 2008, the Company had a collateralized line of credit with the FHLB, which required loans secured by real estate, investment securities or other acceptable collateral, to borrow up to a maximum of approximately $185 million and $176 million, respectively, subject to available qualifying pledged collateral. At December 31, 2009 and 2008, the Company had a contingent line of credit collateralized with consumer loans with the Federal Reserve Bank of Atlanta Discount Window. In addition, the Company had an unused term repurchase line available with another financial institution at December 31, 2009 and 2008, the borrowing amount is dependent upon

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
the market value of securities available to transfer and the agreed upon Buyer’s Margin Amount, as defined in the repurchase line. The Company had securities with an aggregate market value of $6.9 million and $650,000 available under the repurchase line at December 31, 2009 and 2008, respectively. Finally, the Company had $32 million and $37 million, respectively, in total Federal funds lines available with various financial institutions as of December 31, 2009 and 2008. The weighted average rate on short-term borrowings outstanding at December 31, 2009, 2008, and 2007, was 2.74%, 1.81% and 3.44%, respectively.
9. Subordinated Debt and Other Long-Term Debt
     Subordinated Debt and Other Long-term Debt are summarized as follows:

	December 31,
	2009	2008
	(In thousands)
Subordinated Debt

Fixed rate 30-year capital pass-through securities with interest at 10.875%, payable semi-annually, redeemable in whole or part on or after March 8, 2010, at a declining redemption price ranging from 105.438% to 100%	$10,825	$10,825

Fixed rate 30-year trust preferred securities with interest at 11.045%, payable semi-annually, redeemable in whole or part on or after July 19, 2010, at a declining redemption price ranging from 105.523% to 100%	10,309	10,309

Floating rate 30-year capital securities with interest adjusted quarterly at three-month LIBOR plus 3.10%, with a rate at December 31, 2009 and 2008, of 3.35% and 4.57%, respectively, with interest payable quarterly, redeemable in whole or part on or after June 26, 2008, at a redemption price of 100%	15,464	15,464

Floating rate 30-year capital securities with interest adjusted quarterly at three-month LIBOR plus 1.89%, with a rate at December 31, 2009 and 2008, of 2.14% and 3.76%, respectively, with interest payable quarterly, redeemable in whole or part on or after March 17, 2010, at a redemption price of 100%	10,310	10,310

Floating rate 30-year capital securities with interest fixed at 6.62% until September 15, 2012, when the interest rate will become variable and adjusted quarterly at three-month LIBOR plus 1.40%, with interest payable quarterly, redeemable in whole or part on or after September 15, 2012, at a redemption price of 100%	20,619	20,619

Subordinated debt	67,527	67,527

Long-Term Debt

FHLB three year European Convertible Advance with interest at 4.06% maturing November 5, 2010, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of one year	—	25,000

FHLB four year Fixed Rate Advance with interest at 3.2875% maturing March 12, 2012	5,000	5,000

FHLB five year European Convertible Advance with interest at 2.395% maturing March 12, 2013, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of two years	5,000	5,000

FHLB five year European Convertible Advance with interest at 2.79% maturing March 12, 2013, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of three years	5,000	5,000

FHLB four year Fixed Rate Credit Advance with interest at 3.24% maturing April 2, 2012	2,500	2,500

FHLB five year European Convertible Advance with interest at 2.40% maturing April 3, 2013, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of two years	2,500	2,500

FHLB four year Fixed Rate Credit Advance with interest at 2.90% maturing March 11, 2013	15,000	—

FHLB three year Fixed Rate Credit Advance with interest at 2.56% maturing April 13, 2012	15,000	—

FHLB two year Fixed Rate Credit Advance with interest at 2.64% maturing April 5, 2010	—	2,500

Long-term debt	50,000	47,500

Total subordinated debt and long-term debt	$117,527	$115,027

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     Subordinated debt and other long-term debt note maturities as of December 31, 2009, are summarized as follows (dollars in thousands):

Amount
(In thousands)
2011	$—
2012	22,500
2013	27,500
2014	—
2015	—
Thereafter	67,527

Total	$117,527

          The Company has five business trust subsidiaries that are variable interest entities, FNC Capital Trust I (“FNCCTI”), Fidelity National Capital Trust I (“FidNCTI”), Fidelity Southern Statutory Trust I (“FSSTI”), Fidelity Southern Statutory Trust II (“FSSTII”) and Fidelity Southern Statutory Trust III (“FSSTIII”) (collectively, the “Trust Subsidiaries”). During 2000, FNCCTI and FidNCTI and during 2003, 2005, and 2007 FSSTI, FSSTII, and FSSTIII, respectively, issued common securities, all of which were purchased and are held by the Company, totaling $2 million and are classified by the Company as other assets and trust preferred securities totaling $67.5 million classified as subordinated debt, which were sold to investors, with 30-year maturities. In addition, the $2 million borrowed from the business trust subsidiaries to purchase their respective common securities is classified as subordinated debt. The trust preferred securities are callable by the business trust subsidiaries on or after defined periods. The trust preferred security holders may only terminate the business trusts under defined circumstances such as default, dissolution, or bankruptcy. The trust preferred security holders and other creditors, if any, of each business trust have no recourse to the Company and may only look to the assets of each business trust to satisfy all debts and obligations.
     The only assets of the Trust Subsidiaries are subordinated debentures of the Company, which were purchased with the proceeds from the issuance of the common and preferred securities. FNCCTI and FidNCTI have fixed interest rates of 10.875% and 11.045%, respectively, while FSSTI and FSSTII have current interest rates of 3.35% and 2.14%, respectively, and reprice quarterly at interest rates set at 3.10% and 1.89%, respectively, over three-month LIBOR. FSSTIII currently has a fixed rate of 6.62% until September 15, 2012, when it will be repriced quarterly at 1.40% over three-month LIBOR. The Company makes semi-annual interest payments on the subordinated debentures to FNCCTI and FidNCTI and quarterly interest payments to FSSTI, FSSTII, and FSSTIII which use these payments to pay dividends on the common and preferred securities. The trust preferred securities are eligible for regulatory Tier 1 capital, with a limit of 25% of the sum of all core capital elements. All amounts exceeding the 25% limit are includable in regulatory Tier 2 capital in the aggregate amount of 50% of the sum of all core capital elements (see Note 2 — “Regulatory Matters”).
     The equity investments in the subsidiaries created to issue the obligations, the obligations themselves, and related dividend income and interest expense are reported on a deconsolidated basis in accordance with the consolidation guidance in ASC 810-10-15 with the investments in the amount of $2 million reported as other assets and dividends included as other noninterest income. The obligations, including the amount related to the equity investments, in the amount of $67.5 million are reported as subordinated debt, with related interest expense reported as interest on subordinated debt.
     In November 2007, the Company entered into a $25 million three year FHLB European Convertible Advance collateralized with pledged qualifying real estate loans and maturing November 5, 2010. The advance bears interest at 4.06% with a one time FHLB conversion option in November, 2008 which was not exercised. Under the provisions of the advance, the FHLB had the option to convert the advance into a three-month LIBOR based floating rate advance. This advance was reclassified to short-term borrowings in the fourth quarter of 2009.
     In March of 2008, the Bank purchased approximately $20.0 million in fixed rate agency mortgage backed securities which were funded with $20.0 million in laddered two year through five year maturity long-term Federal Home Loan Bank advances of which $15.0 million remained outstanding at December 31, 2009. In April 2008, the Bank purchased $10 million in fixed rate agency mortgage backed securities which were funded with $10 million in laddered one year through five year Federal Home Loan Bank advances of which $7.5 million remained outstanding at December 31, 2009. The associated long-term advances are discussed below.
     On March 12, 2008, the Company entered into a $5.0 million four year FHLB fixed rate advance collateralized with pledged qualifying real estate loans and maturing March 12, 2012. The advance bears interest at 3.2875%. The Bank may prepay the advance

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
subject to a prepayment penalty. However, should the FHLB receive compensation from its hedge parties upon a prepayment, that compensation would be payable to the Bank less an administrative fee.
     On March 12, 2008, the Company entered into a $5.0 million five year FHLB European convertible advance collateralized with pledged qualifying real estate loans and maturing March 12, 2013. The advance had an interest rate of 2.395% at December 31, 2009. The FHLB has the one time option on March 12, 2010, to convert the interest rate from a fixed rate to a variable rate based on three-month LIBOR plus a spread charged by the FHLB to its members for an adjustable rate credit advance with the same remaining maturity.
     On March 12, 2008, the Company entered into a $5.0 million five year FHLB European convertible advance collateralized with pledged qualifying real estate loans and maturing March 12, 2013. The advance had an interest rate of 2.79% at December 31, 2009. The FHLB has the one time option on March 14, 2011, to convert the interest rate from a fixed rate to a variable rate based on three-month LIBOR plus a spread charged by the FHLB to its members for an adjustable rate credit advance with the same remaining maturity.
     On April 3, 2008, the Company entered into a $2.5 million five year FHLB European convertible advance collateralized with pledged qualifying real estate loans and maturing April 3, 2013. The advance had an interest rate of 2.40% at December 31, 2009. The FHLB has the one time option on April 5, 2010, to convert the interest rate from a fixed rate to a variable rate based on three-month LIBOR plus a spread charged by the FHLB to its members for an adjustable rate credit advance with the same remaining maturity.
     On April 1, 2008, the Company entered into a $2.5 million four year FHLB Fixed Rate advance collateralized with pledged qualifying real estate loans and maturing April 2, 2012. The advance had an interest rate of 3.24% at December 31, 2009.
     On April 4, 2008, the Company entered into a $2.5 million two year FHLB Fixed Rate advance collateralized with pledged qualifying real estate loans and maturing April 5, 2010. The advance had an interest rate of 2.64% at December 31, 2009. This advance was reclassified to short-term borrowings in 2009.
     On March 9, 2009, the Company entered into a $15 million four year FHLB Fixed Rate advance collateralized with pledged qualifying real estate loans and maturing March 11, 2013. The advance had an interest rate of 2.90% at December 31, 2009.
     On March 12, 2009, the Company entered into a $15 million three year FHLB Fixed Rate advance collateralized with pledged qualifying real estate loans and maturing April 13, 2012. The advance had an interest rate of 2.56% at December 31, 2009.
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
     There was no indebtedness to directors, executive officers, or principal holders of equity securities in excess of 5% of shareholders’ equity at December 31, 2009 or 2008.
10. Income Tax
     Income tax expense (benefit) attributable to pretax income consists of:

	Current	Deferred	Total
	(In thousands)
Year ended December 31, 2009:
Federal	$(5,833)	$3,241	$(2,592)
State	(683)	(680)	(1,363)

	$(6,516)	$2,561	$(3,955)

Year ended December 31, 2008:
Federal	$(996)	$(6,108)	$(7,104)
State	14	(2,009)	(1,995)

	$(982)	$(8,117)	$(9,099)

Year ended December 31, 2007:
Federal	$4,546	$(1,923)	$2,623
State	52	(321)	(269)

	$4,598	$(2,244)	$2,354

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
     Income tax expense differed from amounts computed by applying the statutory U.S. Federal income tax rate to pretax income as a result of the following:

	2009		2008		2007
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Taxes at statutory rate	$(2,655)	(34.0)%	$(7,254)	(34.0)%	$3,056	34.0%
Increase (reduction) in income taxes resulting from:
State income tax expense, net of Federal income (benefit) tax	(899)	(11.5)	(1,371)	(6.4)	(177)	(2.0)
Cash surrender value of life insurance	(341)	(4.4)	(345)	(1.6)	(376)	(4.2)
Tax exempt income	(295)	(3.8)	(324)	(1.5)	(325)	(3.6)
Other, net	235	3.1	195	.8	176	2.0

Income tax (benefit) expense	$(3,955)	(50.6)%	$(9,099)	(42.7)%	$2,354	26.2%

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008, are presented below:

	December 31,
	2009		2008
	Assets	Liabilities	Assets	Liabilities
	(In thousands)
Allowance for loan losses	$10,890	$—	$12,789	$—
Accelerated depreciation	—	847	—	707
Deferred loan fees, net	74	—	—	53
Deferred compensation	1,102	—	849	—
Other real estate	1,635	—	1,821	—
Deductible prepaids	—	1,857	—	—
State tax carryforward	1,403	—	627	—
Unrealized holding gains and losses on securities available-for-sale	39	—	—	817
Other	839	218	595	340

Total	$15,982	$2,922	$16,681	$1,917

     There is no valuation allowance provided at December 31, 2009 and 2008 for any of the deferred tax assets based on management’s belief that all deferred tax asset benefits will be realized. At December 31, 2009, the Company had $4.0 million in state tax credit carryforwards which expire as follows: $269,000 in 2010, $1.0 million in 2011, $972,000 in 2012, $644,000 in 2013, $519,000 in 2014, $519,000 in 2015, $25,000 in 2016, $40,000 in 2017, and $25,000 in 2018.
Uncertain Tax Positions
     The Company is subject to the possibility of a tax audit in numerous jurisdictions in the U.S. until the applicable expiration of the statutes of limitations. For Federal and state purposes, the Company is no longer subject to tax examinations by tax authorities for tax years before 2006.
     Effective January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes” which updated ASC 740-10-05. The reconciliation of our gross unrecognized tax benefits is as follows:

	December 31,
	2009	2008
	(In thousands)
Beginning balance	$196	$189
Gross increases to tax positions in prior periods	—	117
Gross decreases to tax positions in prior periods	(34)	(35)
Gross increases to current period tax positions	—	—
Reductions due to expiration of statute of limitations	(91)	(75)

Ending Balance	$71	$196

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
     Unrecognized tax benefits related to federal and state tax positions may decrease by a range of $10,000 to $68,000 by December 31, 2010, due to tax years closing during 2010. The Company accrued approximately $13,000 and $46,000, for the payment of interest at December 31, 2009 and 2008, respectively. For financial accounting purposes, interest and penalties accrued, if any, are classified as other expense. The amount of unrecognized tax benefits at December 31, 2009, that if recognized would impact the Company’s effective tax rate is $59,000.
11. Employee Benefits
     The Company maintains a 401(k) defined contribution retirement savings plan (the “Plan”) for employees age 21 or older. Employees’ contributions to the Plan are voluntary. The Company matches 50% of the first 6% of participants’ contributions in Fidelity Southern Corporation common stock. For the years ended December 31, 2009, 2008, and 2007, the Company contributed $566,776, $429,409, and $362,927 respectively, net of forfeitures, to the Plan.
     The Company’s 1997 Stock Option Plan authorized the grant of options to management personnel for up to 500,000 shares of the Company’s common stock. All options granted have three to eight year terms and vest ratably over three to five years of continued employment. No options may be or were granted after March 31, 2007, under this plan.
     The Fidelity Southern Corporation Equity Incentive Plan (the “2006 Incentive Plan”), permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other incentive awards (“Incentive Awards”). The maximum number of shares of our common stock that may be issued under the 2006 Incentive Plan is 750,000 shares, all of which may be stock options. Generally, no award shall be exercisable or become vested or payable more than 10 years after the date of grant. Options granted under the 2006 Incentive Plan have four year terms and vest ratably over three years of continued employment. There were no options granted during 2009 under the 2006 Incentive Plan and a total of 18,258 incentive shares have been awarded to numerous individuals based on longevity. During 2009, the Company recorded a charge of $74,160 related to incentive share awards based on longevity to be distributed in 2010. These shares are immediately vested. Incentive awards available under the 2006 Incentive Plan totaled 313,242 shares at December 31, 2009.
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

	2009	2008	2007
Risk-free rate	—%	3.27%	4.88%
Expected term of the options	—	4 years	3 years
Expected forfeiture	—%	15.00%	15.00%
Expected dividends	—	.14	1.93
Expected volatility	—	28.53	15.48
     A summary of option activity under the plan as of December 31, 2009, and changes during the year then ended is presented below:

		Weighted	Weighted
	Number	Average	Average	Aggregate
	of share	Exercise	Remaining	Intrinsic
	options	Price	Contractual Term	Value
Outstanding at January 1, 2009	517,074	$8.89
Granted	—	—
Exercised	—	—
Forfeited	22,669	15.55

Outstanding at December 31, 2009	494,405	$8.59	2.91	$—

Exercisable at December 31, 2009	216,520	$10.90	2.54	$—

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
     The weighted-average grant-date fair value of share options granted during the years 2008 and 2007 was $.93 and $2.62, per share, respectively. There were no options exercised in 2009. The aggregate intrinsic value of share options exercised during the year ended December 31, 2007, was $119,000. Cash received from option exercise for the year ended December 31, 2007, was $161,000. There were no tax benefits realized from option expenses during the years ended December 31, 2009, 2008, and 2007.
     A summary of the status of the Company’s nonvested share options as of December 31, 2009, and changes during the year then ended is presented below:

		Weighted Average
	Number of	Grant-Date
	share options	Fair Value
Nonvested at January 1, 2009	445,743	$1.33
Granted	—	—
Vested	162,359	1.46
Forfeited	5,499	2.67

Nonvested at December 31, 2009	277,885	$1.23

     As of December 31, 2009, there was $136,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. The cost is expected to be recognized over a weighted average period of 1.38 years. The total fair value of shares vested during the years ended December 31, 2009, 2008, and 2007 was $236,000, $158,000, and $49,000, respectively. The Company has a policy of issuing shares from the Company’s authorized and unissued shares to satisfy share option exercises and expects to issue an insignificant amount of shares for share option exercises during 2010.
12. Commitments and Contingencies
     The approximate future minimum rental commitment as of December 31, 2009, for all noncancellable leases with initial or remaining terms of one year or more are shown in the following table:

Amount
(In thousands)
2010	$2,675
2011	2,219
2012	1,090
2013	995
2014	230
Thereafter	385

Total	$7,594

     Rental expense for all leases amounted to approximately $2,859,000, $2,637,000, and $2,483,000 in 2009, 2008, and 2007, respectively, net of sublease revenues of zero, $2,000 and $2,000 in 2009, 2008, and 2007, respectively.
     Due to the nature of their activities, the Company and its subsidiaries are at times engaged in various legal proceedings that arise in the normal course of business, some of which were outstanding at December 31, 2009. While it is difficult to predict or determine the outcome of these proceedings, it is the opinion of management and its counsel that the ultimate liabilities, if any, will not have a material adverse impact on the Company’s consolidated results of operations or its financial position.
     The Federal Reserve Board requires that banks maintain cash on hand and reserves in the form of average deposit balances at the Federal Reserve Bank based on the Bank’s average deposits. At December 31, 2009, the available credits exceeded the reserve requirement and only minimal balances were maintained to provide a positive reserve balance.
     In 2007, the Company recorded a charge of $567,000 pretax for its proportional share of a settlement of the Visa litigation with American Express, a reserve for the lawsuit between Visa and Discover Financial Services, and the incremental liability for certain other Visa litigation under our indemnification obligation as a Visa member bank. In 2008, this accrual was reversed after the successful public offering of Visa stock. As of December 31, 2009, the Company had a $152,000 accrual recorded for its proportional share of additional litigation expense related to its Visa indemnification obligation.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
13. Shareholders’ Equity
     Generally, dividends that may be paid by the Bank to FSC are subject to certain regulatory limitations. In particular, under Georgia banking law applicable to Georgia state chartered commercial banks such as the Bank, the approval of the GDBF will be required if the total of all dividends declared in any calendar year by the Bank exceeds 50% of the Bank’s net profits for the prior year or if certain other provisions relating to classified assets and capital adequacy are not met. Based on this rule, at December 31, 2009 and 2008, the Bank could not pay any dividends without GDBF regulatory approval. In 2009, FSC and Fidelity Bank operated under memoranda of understanding (“MOU”) with the FRB, the GDBF and the Federal Deposit Insurance Corporation (the “FDIC”). The MOU, which relate primarily to the Bank’s asset quality and loan loss reserves, require that FSC and the Bank submit plans and report to its regulators regarding its loan portfolio and profit plans, among other matters. The MOU also require that the Bank maintain its Tier 1 Leverage Capital ratio at not less than 8% and an overall well-capitalized position as defined in applicable FDIC rules and regulations during the life of the MOU. Additionally, the MOU require that, prior to declaring or paying any cash dividends, FSC and the Bank must obtain the prior written consent of its regulators. At December 31, 2009 and 2008, the Bank’s total shareholders’ equity was approximately $175 million and $177 million, respectively. In 2009 and 2008, FSC invested $0 and $52 million, respectively in the Bank in the form of capital infusions.
     On December 19, 2008, as part of the Treasury’s Capital Purchase Program, Fidelity entered into a Letter Agreement (“Letter Agreement”) and a Securities Purchase Agreement – Standard Terms with the Treasury, pursuant to which Fidelity agreed to issue and sell, and the Treasury agreed to purchase (1) 48,200 shares (the “Preferred Shares”) of Fidelity’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and (2) a ten-year warrant (the “Warrant”) to purchase up to 2,266,458 shares of the Company’s common stock, no par value (“Common Stock”), at an exercise price of $3.19 per share, for an aggregate purchase price of $48.2 million in cash. The Preferred Shares qualify as Tier I capital under risk-based capital guidelines and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The Preferred Shares may be redeemed after December 19, 2011, at the stated amount of $1,000 per share plus any accrued and unpaid dividends. The Preferred Shares are non-voting except for class voting rights on matters that would adversely affect the rights of the holders of the Preferred Shares.
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
     Also, under current Federal regulations, the Bank is limited in the amount it may loan to its nonbank affiliates, including FSC. As of December 31, 2009 and 2008, there were no loans outstanding from the Bank to FSC.
     Earnings per share were calculated as follows:

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)
Net (loss) income	$(3,855)	$(12,236)	$6,634
Less dividends on preferred stock and accretion of discount	(3,293)	(106)	—

Net income available to shareholders	$(7,148)	$(12,342)	$6,634

Average common shares outstanding	9,756	9,431	9,331
Effect of stock dividends	247	286	283

Average common shares outstanding – basic	10,003	9,717	9,614

Dilutive stock options and warrants	—	—	15

Average common shares outstanding – dilutive	10,003	9,717	9,629

Earnings per share – basic	$(.71)	$(1.27)	$.69
Earnings per share – dilutive	$(.71)	$(1.27)	$.69
     In November 2008, the Company issued a stock dividend equal to one share for every 200 shares owned as of the record date. In January, April, July, and October of 2009, the Company issued a stock dividend equal to one share for every 200 shares owned as

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
of the record date. In January 2010, the Company issued a stock dividend equal to one share for every 200 shares owned as of the record date. Basic and diluted earnings per share for prior years have been retroactively adjusted to reflect these stock dividends as shown below:

	2008	2007
Basic EPS, previously reported	$(1.30)	$.70
Effect of stock dividend	.03	(.01)

Restated basic EPS	$(1.27)	$.69

Dilutive EPS, previously reported	$(1.30)	$.70
Effect of stock dividend	.03	(.01)

Restated dilutive EPS	$(1.27)	$.69

     At December 31, 2008, there were 2,266,458 ten-year warrants associated with the preferred stock issued to the U.S. Treasury under the TARP Capital Purchase Program to purchase shares of the Company’s common stock at an exercise price of $3.19 per share which would have been included in the calculation of dilutive earning per share except that to do so would have an anti-dilutive impact on earnings per share.
14. Components of Other Comprehensive Income (Loss)
     SFAS No. 130, “Reporting Comprehensive Income,” which updated ASC 220-10-05 establishes standards for reporting comprehensive (loss) income. Comprehensive (loss) income includes net income and other comprehensive (loss) income, which is defined as non-owner related transactions in equity. The only other comprehensive (loss) income item is unrealized gains or losses, net of tax, on securities available-for-sale.
     The amounts of other comprehensive (loss) income included in equity with the related tax effect and the accumulated other comprehensive (loss) income are reflected in the following schedule (dollars in thousands):

			Accumulated
		Tax	Other
	Gain/(Loss)	(Expense)	Comprehensive
	Before Tax	/Benefit	Income/(Loss)
	(In thousands)
January 1, 2007			$(1,590)

Unrealized market adjustments for the period	$1,268	$(481)	787
Less adjustment for net gains included in income	2	(1)	1

December 31, 2007	$1,266	$(480)	(804)

Unrealized market adjustments for the period	$3,493	$(1,327)	2,166
Less adjustment for net gains included in income	47	(18)	29

December 31, 2008	$3,446	$(1,309)	1,333

Unrealized market adjustments for the period	$3,056	$(1,161)	1,895
Less adjustment for net gains included in income	5,308	(2,016)	3,292

December 31, 2009	$(2,252)	$855	$(64)

15. Fair Value of Financial Instruments
     Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” which updated ASC 820-10-05, for financial assets and financial liabilities with the exception of the application to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis (such as other real estate). This guidance establishes a common definition of fair value and framework for measuring fair value under U.S. GAAP. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described below:

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
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
     In accordance with SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” which is now codified in ASC 825-10-25, the Company has elected to record newly originated mortgage loans held-for-sale at fair value as of December 31, 2009.
Loans Held-for-Sale
     In 2009, the Company began recording at fair value certain newly-originated mortgage loans held-for-sale. The Company chose to fair value these mortgage loans held-for-sale in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value. Specifically, origination fees and costs, which had been appropriately deferred under SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” now codified in ASC 310-20-25 and previously recognized as part of the gain/loss on sale of the loans, are now recognized in earnings at the time of origination. For the year ended December 31, 2009, approximately $326,000 of loan origination fees were recognized in noninterest income and approximately $97,000 of loan origination costs were recognized in noninterest expense due to this fair value election. Interest income on mortgage loans held-for-sale is recorded on an accrual basis in the consolidated statement of operations under the heading “Interest income-loans, including fees.” The servicing value is included in the fair value of the mortgage loan held-for-sale and initially recognized at the time the Company enters into Interest Rate Lock Commitments (“IRLCs”) with borrowers. The mark to market adjustments related to loans held-for-sale and the associated economic hedges are captured in mortgage banking activities.
Valuation Methodologies and Fair Value Hierarchy
     The primary financial instruments that the company carries at fair value include investment securities, IRLCs, derivative instruments, and loans held-for-sale. Classification in the fair value hierarchy of financial instruments is based on the criteria set forth in SFAS No. 157, now codified in FASB ASC 820-10-35.
     The Company classifies IRLCs on residential mortgage loans held-for-sale, which are derivatives under SFAS No. 133 now codified in ASC 815-10-15, on a gross basis within other liabilities or other assets. The fair value of these commitments, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on both the Company’s historical data and the current interest rate environment and reflect the Company’s best estimate of the likelihood that a commitment will ultimately result in a closed loan. As a result of the adoption of SAB No. 109, the loan servicing value is also included in the fair value of IRLCs.
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
     The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumptions used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument. Because mortgage loans held-for-sale are sold within a few weeks of origination, it is unlikely to demonstrate any of the credit weaknesses discussed above and as a result, there were no credit related adjustments to fair value at December 31, 2009.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     The following tables present financial assets measured at fair value at December 21, 2009 and 2008 on a recurring basis and the change in fair value for those specific financial instruments in which fair value has been elected. The changes in the fair value of economic hedges were also recorded in mortgage banking activities and are designed to partially offset the change in fair value of the financial instruments referenced in the tables below.

					For Items Measured at Fair Value
					Pursuant to Election of the Fair Value
		Fair Value Measurements at December 31, 2009			Options:
	Assets	Quoted Prices			Fair Value Gain (Loss) for the Year Ended	Fair Value Gain (Loss) for the Three
	Measured at	in Active			December 31,	Months Ended
	Fair Value	Markets for	Significant Other	Significant	2009 Mortgage	December 31, 2009
	December 31,	Identical Assets	Observable	Unobservable	Banking	Mortgage Banking
	2009	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Activities	Activities
			(In thousands)
Debt securities issued by U.S. Government corporations and agencies	$63,119	$—	$63,119	$—	$—	$—
Debt securities issued by states and political subdivisions	11,407	—	11,407	—	—	—
Residential mortgage-backed securities – Agency	62,391	—	62,391	—	—	—
Mortgage loans held-for-sale	80,869	—	80,869	—	240	(1,368)
Other Assets(1)	1,778	—	—	1,778	—	—
Other Liabilities(1)	55	—	—	55	—	—

(1)	This amount includes mortgage related interest rate lock commitments and derivative financial instruments to hedge interest rate risk. Interest rate lock commitments were recorded on a gross basis.

		Fair Value Measurements at December 31, 2008
	Assets	Quoted Prices
	Measured at	in Active
	Fair Value	Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable	Unobservable
	2008	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
	(In thousands)
Debt securities issued by U.S. Government corporations and agencies	$9,954	$—	$9,954	$—
Debt securities issued by states and political subdivisions	14,384	—	14,384	—
Residential mortgage-backed securities – Agency	104,411	—	104,411	—
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
     The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) during the quarter and year ended December 31, 2009.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

		Other
	Other Assets(1)	Liabilities(1)
	(In thousands)
Beginning Balance October 1, 2009	$855	$(1,186)

Total gains (losses) included in earnings:(2)
Issuances	1,778	(55)
Settlements and closed loans	(671)	—
Expirations	(184)	1,186
Total gains (losses) included in other comprehensive income	—	—

Ending Balance December 31, 2009(3)	$1,778	$(55)

	Other	Other
	Assets(1)	Liabilities(1)
	(In thousands)
Beginning Balance January 1, 2009	$—	$—

Total gains (losses) included in earnings:(2)
Issuances	6,121	$(1,741)
Settlements and closed loans	(1,761)	3
Expirations	(2,582)	1,683
Total gains (losses) included in other comprehensive income	—	—

Ending Balance December 31, 2009(3)	$1,778	$(55)

(1)	Includes Mortgage related interest rate lock commitments and derivative financial instruments entered into hedge interest rate risk.

(2)	Amounts included in earnings are recorded in mortgage banking activities.

(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.
     The following tables present the assets that are measured at fair value on a non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial position at December 31, 2009 and 2008.

	Fair Value Measurements at December 31, 2009
		Quoted
		Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable	Valuation
	Total	Assets Level 1	Inputs Level 2	Inputs Level 3	Allowance
			(In thousands)
SBA loans held-for-sale	$4,807	$—	$—	$4,807	$(87)
Impaired loans	75,971	—	—	75,971	(6,038)
ORE	21,780	—	—	21,780	(3,976)
Mortgage servicing rights	875	—	—	875	(83)

	Fair Value Measurements at December 31, 2008
		Quoted
		Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable	Valuation
	Total	Assets Level 1	Inputs Level 2	Inputs Level 3	Allowance
			(In thousands)
SBA loans held-for-sale	$14,033	$—	$—	$14,033	$(192)
Impaired loans	97,851	—	—	97,851	(9,940)
ORE	15,063	—	—	15,063	(2,438)

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
     Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified as a Level 3 in the fair value hierarchy. Collateral may include real estate or business assets, including equipment, inventory and account receivable. The value of real estate collateral is determined based on an appraisal by qualified licensed appraisers hired by the Company. If significant, the value of business equipment is based on an appraisal by qualified licensed appraisers hired by the Company otherwise, the equipment’s net book value on the business’ financial statements is the basis for the value of business equipment. Inventory and accounts receivable collateral are valued based on independent field examiner review or aging reports. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business. Impaired loans are evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.
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
     Certain residential mortgage loans are sold with servicing retained. When the contractually specific servicing fees on loans sold servicing retained are expected to be more than adequate compensation to a servicer for performing the servicing, a capitalized servicing asset is recognized based on fair value. When the expected costs to a servicer for performing loans servicing are not expected to adequately compensate a servicer, a capitalized servicing liability is recognized based on fair value. Management makes certain estimates and assumptions related to costs to service varying types of loans and pools of loans, prepayment speeds, the projected lives of loans and pools of loans sold servicing retained, and discount factors used in calculating the present values of servicing fees projected to be received. No less frequently than quarterly, management reviews the status of all loans and pools of servicing assets to determine if there is any impairment to those assets due to such factors as earlier than estimated repayments or significant prepayments. Any impairment identified in these assets will result in reductions in their carrying values through a valuation allowance and a corresponding increase in operating expenses.
     The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held-for-sale for which the fair value option has been elected. The table also includes the difference between aggregate fair value and the aggregate unpaid principal balance of loans that are 90 days or more past due, as well as loans in nonaccrual status.

Aggregate Unpaid
	Aggregate Fair	Principal Balance	Fair value
	Value December 31,	Under FVO	over/(under)
	2009	December 31, 2009	unpaid principal
(In thousands)
Loans held-for-sale	$80,869	$80,629	$240
Past due loans of 90+ days	—	—	—
Nonaccrual loans	—	—	—
     SFAS 107, “Disclosures about Fair Value of Financial Instruments,” (“SFAS 107”) now codified in ASC 825-10-50 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on settlements using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets, and, in many cases, could not be realized in immediate settlement of the instrument. ASC 825-10-50 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In thousands)
Financial Instruments (Assets):
Cash and due from banks	$170,692	$170,692	$68,841	$68,841
Federal funds sold	428	428	23,184	23,184
Investment securities available-for-sale	136,917	136,917	128,749	128,749
Investment securities held-to-maturity	19,326	19,942	24,793	25,467
Investment in FHLB stock	6,767	6,767	5,282	5,282
Total loans	1,391,018	1,283,330	1,410,171	1,456,135

Total financial instruments (assets)	1,725,148	$1,618,076	1,661,020	$1,707,658

Non-financial instruments (assets)	126,372		102,093

Total assets	$1,851,520		$1,763,113

Financial Instruments (Liabilities):
Noninterest-bearing demand deposits	$157,511	$157,511	$138,634	$138,634
Interest-bearing deposits	1,393,214	1,402,637	1,305,048	1,314,211

Total deposits	1,550,725	1,560,148	1,443,682	1,452,845
Short-term borrowings	41,870	41,143	55,017	55,032
Subordinated debt	67,527	60,573	67,527	48,069
Other long-term debt	50,000	51,017	47,500	46,252

Total financial instruments (liabilities)	1,710,122	$1,712,881	1,613,726	$1,602,198

Non-financial instruments (liabilities and shareholders’ equity)	141,398		149,387

Total liabilities and shareholders’ equity	$1,851,520		$1,763,113

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
     Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type. The fair value of performing loans is calculated by discounting scheduled cash flows through the remaining maturities using estimated market discount rates that reflect the credit and interest rate risk inherent in the loans along with a market risk premium and liquidity discount.
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

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Fees related to these instruments were immaterial at December 31, 2009 and 2008, and the carrying amounts represent a reasonable approximation of their fair values. Loan commitments, letters and lines of credit, and similar obligations typically have variable interest rates and clauses that deny funding if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the foregoing schedule.
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
     The Company has undertaken certain guarantee obligations for commitments to extend credit and letters of credit that have certain characteristics as specified by FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34” now codified in ASC 460-10-05. As noted in Note 14, the fair value of credit and letters of credit are insignificant to the Company.
     Financial instruments with off-balance sheet risk at December 31, 2009, are summarized as follows:
Financial Instruments Whose Contract Amounts Represent Credit Risk:

December 31,
2009
(In thousands)
Loan commitments:
Commercial real estate, construction and land development	$68,908
Commercial	58,811
SBA	5,461
Home equity	46,071
Mortgage loans	37,019
Lines of credit	1,734
Standby letters of credit and bankers acceptances	4,209
Federal funds line	—

Total loan commitments	$222,213

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
17. Certain Transfers of Financial Assets
     The Company has transferred certain residential mortgage loans, SBA loans, and indirect loans in which the Company has continuing involvement to third parties. The Company has not engaged in securitization activities with respect to such loans. All such transfers have been accounted for as sales by the Company. The Company’s continuing involvement in such transfers has been limited to certain servicing responsibilities. The Company is not required to provide additional financial support to any of these entities, nor has the Company provided any support it was not obligated to provide. Servicing rights may give rise to servicing assets, which are initially recognized at fair value, subsequently amortized, and tested for impairment. Gains or losses upon sale, in addition to servicing fees and collateral management fees, are recorded in noninterest income.
   Residential Mortgage Loans
     The Company typically sells first lien residential mortgage loans to third party investors including Fannie Mae. Certain of these loans are exchanged for cash and servicing rights, which generate servicing assets for the Company. The servicing assets are recorded initially at fair value. As seller, the Company has made certain standard representations and warranties with respect to the originally transferred loans. The Company estimates its reserves under such arrangements predominantly based on prior experience. To date, the Company’s buy-backs have been de minimus. The Company classifies interest rate lock commitments on residential mortgage loans held-for-sale, which are derivatives under SFAS No. 133 now codified in ASC 815-10-15, on a gross basis within other liabilities or other assets. The fair value of these commitments, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on both the Company’s historical data and the current interest rate environment and reflect the Company’s best estimate of the likelihood that a commitment will ultimately result in a closed loan. As a result of the adoption of SAB No. 109, the loan servicing value is also included in the fair value of interest rate lock commitments (“IRLCs”).
     The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. The risk management program includes the use of forward contracts and other derivatives that are recorded in the financial statements at fair value and are used to offset changes in value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts to economically hedge risks associated with overall price risk related to IRLCs and mortgage loans held-for-sale carried at fair value under ASC 825-10-25. Fair value changes occur as a result of interest rate movements as well as changes in the value of the associated servicing. Derivative instruments used include forward sale commitments and IRLCs. All derivatives are carried at fair value in the Consolidated Balance Sheets in other assets or other liabilities. A gross gain of $1.8 million and a gross loss of $55,000 for the year ended December 31, 2009 associated with the forward sales commitments and IRLCs are recorded in the Consolidated Statements of Operations in mortgage banking activities. The Company did not enter into derivative transactions in 2008.
   SBA Loans
     Certain transfers of SBA loans were executed with third parties. These SBA loans, which are typically partially guaranteed or otherwise credit enhanced, are generally secured by business property such as inventory, equipment and accounts receivable. As seller, the Company had made certain representations and warranties with respect to the originally transferred loans and the Company has not incurred any material losses with respect to such representations and warranties.
   Indirect Loans
     The Bank purchases, on a nonrecourse basis, consumer installment contracts secured by new and used vehicles purchased by consumers from franchised motor vehicle dealers and selected independent dealers located throughout the Southeast. A portion of the indirect automobile loans the Bank originates is sold with servicing retained. Certain of these loans are exchanged for cash and servicing rights, which generate servicing assets for the Company. The servicing assets are recorded initially at fair value. As seller, the Company has made certain standard representations and warranties with respect to the originally transferred loans.
     At December 31, 2009 and 2008, the total fair value of servicing all loans sold, was approximately $3.8 million and $3.0 million. To estimate the fair values of these servicing assets, consideration was given to dealer indications of market value, where applicable, as well as the results of discounted cash flow models using key assumptions and inputs for prepayment rates, credit losses, and discount rates.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
18. Other Assets, Other Liabilities and Other Operating Expenses
     Other assets and other liabilities at December 31, 2009 and 2008, consisted of the following:

	December 31,
	2009	2008
	(In thousands)
Other Assets
Receivables and prepaids	$9,759	$5,326
Prepaid FDIC Insurance	13,030	—
Deferred tax assets, net	13,060	14,764
Common stock of trust preferred securities subsidiaries	2,027	2,027
Investment in Georgia tax credits	1,252	1,454
Florida bank charter	1,289	1,289
Servicing assets	3,752	3,043
Fair value of mortgage-related derivatives	1,778	—
Other	3,663	3,856

Total	$49,610	$31,759

Other Liabilities
Payables and accrued expenses	$2,727	$1,614
Other	4,482	4,131

Total	$7,209	$5,745

     Other expenses for the years ended December 31, 2009, 2008, and 2007, consisted of the following:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Other Operating Expenses
Employee expenses	$831	$720	$1,338
ATM, check card fees	481	545	522
Advertising and promotion	738	645	928
Stationery, printing and supplies	624	647	758
Other insurance expense	688	344	296
Visa litigation expense	—	(415)	567
Other operating expenses	3,739	3,539	4,288

Total	$7,101	$6,025	$8,697

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
19. Condensed Financial Information of Fidelity Southern Corporation (Parent Company Only)
Condensed Balance Sheets

	December 31,
	2009	2008
	(In thousands)
Assets:
Cash	$7,784	$14,488
Land	109	189
Investment in bank subsidiary	174,764	177,209
Investments in and amounts due from nonbank subsidiaries	2,274	2,210
Subordinated loans to subsidiaries	10,000	10,000
Other assets	3,545	1,094

Total assets	$198,476	$205,190

Liabilities:
Long-term debt	$67,527	$67,527
Other liabilities	1,264	1,059

Total liabilities	68,791	68,586
Shareholders’ Equity:
Preferred stock	44,696	43,813
Common stock	53,342	51,886
Accumulated other comprehensive gain (loss), net of tax	(64)	1,333
Retained earnings	31,711	39,572

Total shareholders’ equity	129,685	136,604

Total liabilities and shareholders’ equity	$198,476	$205,190

Condensed Statements of Operations

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Interest Income:
Deposits in bank	$45	$295	$449
Subordinated loan to bank	403	659	853

Total interest income	448	954	1,302
Interest Expense — Long-term debt	4,633	5,267	4,928

Net Interest Expense	(4,185)	(4,313)	(3,626)
Noninterest Income:
Lease income	65	140	120
Dividends from subsidiaries	—	2,460	3,990
Management fees	600	664	687
Other	138	448	161

Total noninterest income	803	3,712	4,958
Noninterest Expense	878	662	684

(Loss) income before income taxes and equity in undistributed income of subsidiaries	(4,260)	(1,263)	648
Income tax benefit	(1,619)	(1,414)	1,270

Income before equity in undistributed income of subsidiaries	(2,641)	151	1,918
Equity in undistributed income of subsidiaries	(1,214)	(12,387)	4,716

Net (Loss) Income	$(3,855)	$(12,236)	$6,634

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Condensed Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Operating Activities:
Net (loss) income	$(3,855)	$(12,236)	$6,634
Equity in undistributed income of subsidiaries	1,214	12,387	(4,716)
Gain on sale of land	—	(291)	—
Proceeds from sale of land	80	521	—
(Increase) decrease in other assets	(2,451)	(35)	(153)
Increase (decrease) in other liabilities	205	7	45

Net cash flows provided by operating activities	(4,807)	353	1,810
Investing Activities:
Net increase in loans to and investment in subsidiaries	—	(52,000)	(5,619)

Net cash flows used in investing activities	—	(52,000)	(5,619)
Financing Activities:
Issuance of preferred stock	—	48,200	—
Issuance of subordinated debt	—	—	20,619
Issuance of Common Stock	516	828	1,204
Preferred dividends paid	(2,410)	—	—
Common dividends paid	(3)	(1,783)	(3,357)

Net cash flows provided by (used in) financing activities	(1,897)	47,245	18,466

Net (decrease) increase in cash	(6,704)	(4,402)	14,657
Cash, beginning of year	14,488	18,890	4,233

Cash, end of year	$7,784	$14,488	$18,890

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.
     None
Item 9A. Controls and Procedures
Report of Management on Internal Control Over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009.
     The effectiveness of internal control over financial reporting as of December 31, 2009, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
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
Changes in Internal Control over Financial Reporting
     There has been no change in Fidelity’s internal control over financial reporting during the three months ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, Fidelity’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Fidelity Southern Corporation
We have audited Fidelity Southern Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Fidelity Southern Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Fidelity Southern Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fidelity Southern Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 10, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 10, 2010

Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by Item 10 is incorporated herein by reference to the information that appears under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Meetings and Committees of the Board of Directors,” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders (“Proxy Statement”). Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of Fidelity is included in Item 1 of this Annual Report on Form 10-K.
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
Item 13. Certain Relationships and Related Transactions and Director Independence
     The information required by Item 13 is incorporated herein by reference to the information that appears under the headings “Election of Directors” and “Certain Relationships and Related Party Transactions” in the Company’s Proxy Statement.
Item 14. Principal Accountant Fees and Services
     The information required by Item 14 is incorporated by reference to the information that appears under the heading “Fees Paid by Fidelity to Ernst & Young” in the Company’s Proxy Statement.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)	Documents filed as part of this Report
(1)	Financial Statements

(2)	Financial Statement Schedules All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and the Notes thereto in Item 8 above.

(3)	Exhibits The exhibits filed herewith or incorporated by reference to exhibits previously filed with the SEC are set forth in Item 15(b)
(b)	Exhibits
The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K.

Exhibit No.	Name of Exhibit
3(a)	Amended and Restated Articles of Incorporation of Fidelity Southern Corporation, as amended effective December 16, 2008 (Incorporated by reference from Exhibit 3(a) to Fidelity Southern Corporation’s Form 10-K filed March 16, 2009)

3(b)	By-Laws of Fidelity Southern Corporation, as amended (incorporated by reference from Exhibit 3(b) to Fidelity Southern Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

4	See Exhibits 3(a) and 3(b) for provisions of the Amended and Restated Articles of Incorporation, as amended, and By-laws, which define the rights of the shareholders.

10(a)	Fidelity Southern Corporation Defined Contribution Master Plan and Trust Agreement and related Adoption Agreement, as amended (incorporated by reference from Exhibit 10(a) to Fidelity Southern Corporation’s Registration Statement on Form 10, Commission File No. 0-22374)

10 (b)#	Amended and Restated Supplemental Deferred Compensation Plan (incorporated by reference from Exhibit 10.7 to Fidelity Southern Corporation’s Form 8-K filed January 25, 2006)

10(c)#	Fidelity Southern Corporation 1997 Stock Option Plan (incorporated by reference from Exhibit A to Fidelity Southern Corporation’s Proxy Statement, dated April 21, 1997, for the 1997 Annual Meeting of Shareholders)

10(d)#	Fidelity Southern Corporation Equity Incentive Plan dated April 27, 2006, (incorporated by reference from Exhibit 10.1 to Fidelity Southern Corporation’s Form 8-K filed May 3, 2006)

10(e)#	Forms of Stock Option Agreements for the Fidelity Southern Corporation Equity Incentive Plan dated April 27, 2006 (incorporated by reference from Exhibit 10.1 to Fidelity Southern Corporation’s Form 8-K filed January 18, 2007)

10(f)#	Employment Agreement among Fidelity, the Bank and James B. Miller, Jr., dated as of January 18, 2007 (incorporated by reference from Exhibit 10.1 to Fidelity Southern Corporation’s Form 8-K filed January 22, 2007)

10(g)#	Employment Agreement among Fidelity, the Bank and H. Palmer Proctor, Jr., dated as of January 18, 2007 (incorporated by reference from Exhibit 10.2 to Fidelity Southern Corporation’s Form 8-K filed January 22, 2007)

10(h)#	Executive Continuity Agreement among Fidelity, the Bank and James B. Miller, Jr., dated as of January 19, 2006 (incorporated by reference from Exhibit 10.3 to Fidelity Southern Corporation’s Form 8-K filed January 25, 2006)

10(i)#	Executive Continuity Agreement among Fidelity, the Bank and H. Palmer Proctor, Jr., dated as of January 19, 2006 (incorporated by reference from Exhibit 10.4 to Fidelity Southern Corporation’s Form 8-K filed January 25, 2006)

10(j)#	Executive Continuity Agreement among Fidelity, the Bank and Stephen H. Brolly dated as of May 22, 2006 (incorporated by reference from Exhibit 10(j) to Fidelity Southern Corporation’s Form 10-K filed March 16, 2009)

10(k)#	Executive Continuity Agreement among Fidelity, the Bank and David Buchanan dated as of January 19, 2006 (incorporated by reference from Exhibit 10.6 to Fidelity Southern Corporation’s Form 8-K filed January 25, 2006)

10(l)#	Form of 2010 Incentive Compensation Plan among Fidelity, the Bank and James B. Miller, Jr., H. Palmer Proctor, Jr., Stephen H. Brolly and David Buchanan dated as of January 22, 2009 (incorporated by reference from Exhibit 99.2, 99.3, 99.4, and 99.5 to Fidelity Southern Corporation’s Form 8-K filed January 27, 2010)

10(m)	Director Compensation Arrangements (incorporated by reference for Exhibit 10(j) to Fidelity Southern Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005)

10(n)	Warrant to Purchase up to 2,266,458 shares of Common Stock, dated December 19, 2008 (incorporated by reference from Exhibit 4.1 to Fidelity Southern Corporation’s Form 8-K filed December 19, 2008)

10(o)	Letter Agreement, dated December 19, 2008, including Securities Purchase Agreement — Standard Terms, incorporated by reference therein, between the Company and the United States Department of the Treasury (incorporated by reference from Exhibit 10.1 to Fidelity Southern Corporation’s Form 8-K filed December 19, 2008)

10(p)	Form of Senior Executive Officer Agreement (incorporated by reference from Exhibit 10.1 to Fidelity Southern Corporation’s Form 8-K filed December 19, 2008)

10(q)#	Amendment to employment agreement among Fidelity, the Bank and James B. Miller, Jr., dated as of January 21, 2010 (incorporated by reference from Exhibit 99.2 to Fidelity Southern Corporation’s Form 8-K filed January 27, 2010)

10(r)#	Amendment to employment agreement among Fidelity, the Bank and H. Palmer Proctor, Jr., dated as of January 21, 2010 (incorporated by reference from Exhibit 99.2 to Fidelity Southern Corporation’s Form 8-K filed January 27, 2010)

21	Subsidiaries of Fidelity Southern Corporation

23	Consent of Ernst & Young LLP

24	Powers of Attorney (included on signature page hereto)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Principal Executive Officer’s Certificate pursuant to 31 CFR 30.15 relative to the participation of Fidelity Southern Corporation in the Capital Purchase Program.

99.2	Principal Financial Officer’s Certificate pursuant to 31 CFR 30.15 relative to the participation of Fidelity Southern Corporation in the Capital Purchase Program.

#	Indicates director and management contracts or compensatory plans or arrangements.

(c)	Financial Statement Schedules.
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

March 10, 2010

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

Signature	Title	Date

/s/ James B. Miller, Jr.	Chairman of the Board and Director	March 10, 2010
James B. Miller, Jr.	(Principal Executive Officer)

/s/ Stephen H. Brolly Stephen H. Brolly	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2010

/s/ David R. Bockel	Director	March 10, 2010
Major General (Ret) David R. Bockel

/s/ Edward G. Bowen	Director	March 10, 2010
Edward G. Bowen, M.D.

/s/ Donald A. Harp, Jr.	Director	March 10, 2010
Dr. Donald A. Harp, Jr.

/s/ Kevin S. King	Director	March 10, 2010
Kevin S. King

/s/ William C. Lankford, Jr.	Director	March 10, 2010
William C. Lankford, Jr.

/s/ H. Palmer Proctor, Jr.	Director	March 10, 2010
H. Palmer Proctor, Jr.

/s/ W. Clyde Shepherd III	Director	March 10, 2010
W. Clyde Shepherd III

/s/ Rankin M. Smith, Jr.	Director	March 10, 2010
Rankin M. Smith, Jr.

EXHIBIT INDEX

Exhibit No.	Name of Exhibit
21	Subsidiaries of Fidelity Southern Corporation

23	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Principal Executive Officer’s Certificate pursuant to 31 CFR 30.15 relative to the participation of Fidelity Southern Corporation in the Capital Purchase Program.

99.2	Principal Financial Officer’s Certificate pursuant to 31 CFR 30.15 relative to the participation of Fidelity Southern Corporation in the Capital Purchase Program.