Form 10-Q
period 2010-03-31
FIDELITY SOUTHERN CORP
filed 2010-05-07
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if Smaller Reporting Company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 30, 2010

Common Stock, no par value	10,541,520

FIDELITY SOUTHERN CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2010	2009
	(Dollars in Thousands)
Assets
Cash and due from banks	$109,541	$168,766
Interest-bearing deposits with banks	2,375	1,926
Federal funds sold	626	428

Cash and cash equivalents	112,542	171,120
Investment securities available-for-sale (amortized cost of $251,186 and $137,020 at March 31, 2010, and December 31, 2009, respectively)	251,698	136,917
Investment securities held-to-maturity (approximate fair value of $19,007 and $19,942 at March 31, 2010, and December 31, 2009, respectively)	18,208	19,326
Investment in FHLB stock	6,767	6,767
Loans held-for-sale (loans at fair value: $72,603 at March 31, 2010; $80,869 at December 31, 2009)	118,271	131,231
Loans	1,281,319	1,289,859
Allowance for loan losses	(29,474)	(30,072)

Loans, net of allowance for loan losses	1,251,845	1,259,787
Premises and equipment, net	18,761	18,092
Other real estate, net	25,014	21,780
Accrued interest receivable	8,151	7,832
Bank owned life insurance	29,358	29,058
Other assets	43,878	49,610

Total assets	$1,884,493	$1,851,520

Liabilities
Deposits:
Noninterest-bearing demand deposits	$163,120	$157,511
Interest-bearing deposits:
Demand and money market	270,908	252,493
Savings	449,847	440,596
Time deposits, $100,000 and over	239,285	257,450
Other time deposits	442,751	442,675

Total deposits	1,565,911	1,550,725
Other short-term borrowings	58,999	41,870
Subordinated debt	67,527	67,527
Other long-term debt	50,000	50,000
Accrued interest payable	3,200	4,504
Other liabilities	8,082	7,209

Total liabilities	1,753,719	1,721,835

Shareholders’ Equity
Preferred stock, no par value. Authorized 10,000,000; 48,200 shares issued and outstanding	44,916	44,696
Common stock, no par value. Authorized 50,000,000; issued and outstanding 10,403,013 and 10,064,501 at March 31, 2010, and December 31, 2009, respectively	54,457	53,342
Accumulated other comprehensive income (loss), net of taxes	318	(64)
Retained earnings	31,083	31,711

Total shareholders’ equity	130,774	129,685

Total liabilities and shareholders’ equity	$1,884,493	$1,851,520

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands, except per share data)
Interest income
Loans, including fees	$21,064	$21,211
Investment securities	2,075	2,091
Federal funds sold and bank deposits	93	30

Total interest income	23,232	23,332

Interest expense
Deposits	6,876	10,485
Short-term borrowings	332	190
Subordinated debt	1,117	1,203
Other long-term debt	343	459

Total interest expense	8,668	12,337

Net interest income	14,564	10,995
Provision for loan losses	3,975	9,600

Net interest income after provision for loan losses	10,589	1,395

Noninterest income
Service charges on deposit accounts	1,048	1,023
Other fees and charges	484	471
Mortgage banking activities	3,275	3,608
Indirect lending activities	1,036	1,144
SBA lending activities	112	178
Bank owned life insurance	326	298
Other	226	93

Total noninterest income	6,507	6,815

Noninterest expense
Salaries and employee benefits	8,884	7,892
Furniture and equipment	644	655
Net occupancy	1,090	1,079
Communication	444	350
Professional and other services	1,038	1,073
Cost of operation of other real estate	2,169	749
FDIC insurance premiums	886	323
Other	1,839	1,899

Total noninterest expense	16,994	14,020

Income (loss) before income tax benefit	102	(5,810)
Income tax benefit	(93)	(2,434)

Net income (loss)	195	(3,376)
Preferred stock dividends	(823)	(823)

Net loss available to common equity	$(628)	$(4,199)

(Loss) earnings per share:
Basic loss per share	$(.06)	$(.42)

Diluted loss per share	$(.06)	$(.42)

Weighted average common shares outstanding-basic	10,253,146	9,944,696

Weighted average common shares outstanding-fully diluted	10,253,146	9,944,696

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
	(In Thousands)
Operating Activities
Net income (loss)	$195	$(3,376)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for loan losses	3,975	9,600
Depreciation and amortization of premises and equipment	440	494
Other amortization	375	79
Reserve for impairment of other real estate	1,367	523
Share-based compensation	34	72
Proceeds from sales of loans	194,318	83,393
Proceeds from sales of other real estate	2,348	2,418
Loans originated for resale	(178,325)	(133,778)
Gain on loan sales	(3,033)	(979)
(Gain) loss on sales of other real estate	(77)	43
Increase in cash value of bank owned life insurance	(300)	(275)
Net (decrease) increase in deferred income taxes	(3)	1,824
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(319)	182
Other assets	5,340	(3,796)
Accrued interest payable	(1,304)	(708)
Other liabilities	873	827

Net cash provided by (used in) operating activities	25,904	(43,457)

Investing Activities
Purchases of investment securities available-for-sale	(142,784)	$(127,622)
Purchases of investment in FHLB stock	—	(1,485)
Maturities and calls of investment securities held-to-maturity	1,120	1,081
Maturities and calls of investment securities available-for-sale	28,403	5,240
Net (increase) decrease in loans	(2,904)	39,765
Capital improvements to other real estate	(1)	(67)
Purchases of premises and equipment	(1,109)	(144)

Net cash used in investing activities	(117,275)	(83,232)

Financing Activities
Net increase (decrease) in transactional accounts	33,275	79,786
Net (decrease) increase in time deposits	(18,089)	7,664
Proceeds of issuance of other long-term debt	—	30,000
Net increase (decrease) in short-term borrowings	17,129	(2,970)
Dividends paid	(1)	(1)
Proceeds from the issuance of common stock	1,082	238
Preferred stock dividends paid	(603)	(375)

Net cash provided by financing activities	32,793	114,342

Net decrease in cash and cash equivalents	(58,578)	(12,347)

Cash and cash equivalents, beginning of period	171,120	92,025

Cash and cash equivalents, end of period	$112,542	$79,678

Supplemental disclosures of cash flow information:
Cash paid (refunded) during the period for:
Interest	$9,972	$13,046

Income taxes	$(1,249)	$(3,321)

Non-cash transfers to other real estate	$6,871	$4,328

Accrued but unpaid dividend on preferred stock	$308	$308

Accretion on U.S. Treasury preferred stock	$221	$221

Loans transferred from held-for-sale	$3,884	$—

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2010
1. Basis of Presentation
     The accompanying unaudited consolidated financial statements include the accounts of Fidelity Southern Corporation and its wholly owned subsidiaries (“Fidelity”). Fidelity Southern Corporation (“FSC”) owns 100% of Fidelity Bank (the “Bank”), and LionMark Insurance Company, an insurance agency offering consumer credit related insurance products. FSC also owns five subsidiaries established to issue trust preferred securities, which entities are not consolidated for financial reporting purposes in accordance with Accounting Standards Codification (“ASC”) 942-810-55, as FSC is not the primary beneficiary. The “Company”, as used herein, includes FSC and its subsidiaries, unless the context otherwise requires.
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
     In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. All such adjustments are normal recurring accruals. Certain previously reported amounts have been reclassified to conform to current presentation. These reclassifications had no impact on previously reported net income, or shareholders’ equity or cash flows. The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There were no new accounting policies or changes to existing policies adopted in the first three months of 2010, which had a significant effect on the results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.
     Operating results for the three month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and Annual Report to Shareholders for the year ended December 31, 2009.
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
     The FRB, FDIC, and GDBF have established capital adequacy requirements as a function of their oversight of bank holding companies and state chartered banks. Each bank holding company and each bank must maintain certain minimum capital ratios. At March 31, 2010, and December 31, 2009, the Company exceeded all capital ratios required by the FRB, FDIC, and GDBF to be considered well capitalized. In addition, the Bank’s Tier 1 leverage ratio of 9.29% exceeded the 8% minimum required by memoranda of understanding executed in 2009 between FSC, the Bank, the FDIC, the FRB, and the GDBF.

     Earnings per share were calculated as follows:

	For the Quarter Ended March 31,
	2010	2009
Net income (loss)	$195	$(3,376)
Less dividends on preferred stock and accretion of discount	(823)	(823)

Net loss available to common equity	$(628)	$(4,199)

Average common shares outstanding	10,202	9,652
Effect of stock dividends	51	293

Average common shares outstanding — basic	10,253	9,945

Dilutive stock options and warrants	—	—

Average common shares outstanding — dilutive	10,253	9,945

Loss per share — basic	$(.06)	$(.42)
Loss per share — dilutive	$(.06)	$(.42)
     There were 2,312,128 ten year warrants associated with the preferred stock issued to the U.S. Treasury under the TARP Capital Purchase Program to purchase shares of the Company’s common stock at an exercise price of $3.13 per share and 350,167 stock options at $4.60 excluded from the calculation of dilutive loss per share at March 31, 2010 because the effect of including the options would be antidilutive.
3. Contingencies
     Due to the nature of their activities, the Company and its subsidiaries are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of March 31, 2010. While it is difficult to predict or determine the outcome of these proceedings, it is the opinion of management, after consultation with its legal counsel, that the ultimate liabilities, if any, will not have a material adverse impact on the Company’s consolidated results of operations, financial position or cash flows.
4. Comprehensive Income (Loss)
     Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), related to unrealized gains and losses on investment securities classified as available-for-sale. All other comprehensive income (loss) items are tax effected at a rate of 38% for each period.
     During the first three months of 2010, other comprehensive income net of tax was $382,000. Other comprehensive income, net of tax, was $1.1 million for the comparable period in 2009. Comprehensive income for the first quarter of 2010 was $577,000 compared to comprehensive loss of $2.3 million for the same period in 2009.
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
     The Fidelity Southern Corporation Equity Incentive Plan (the “2006 Incentive Plan”), permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other incentive awards (“Incentive Awards”). The maximum number of shares of the Company’s common stock that may be issued under the 2006 Incentive Plan is 750,000 shares, all of which may be stock options. Generally, no award shall be exercisable or become vested or payable more than 10 years after the date of grant. Options granted under the 2006 Incentive Plan have four year terms and become fully exercisable at the end of three years of continued employment. Incentive awards available under the 2006 Incentive Plan totaled 152,571 shares at March 31, 2010.
     In the first quarter of 2010, FSC granted 154,078 restricted shares of common stock under the 2006 Equity Incentive Plan to certain employees. The stock was granted at $4.50 per share, vests 20% per year over five years and will be fully vested after January 22, 2015. The restricted stock is subject to section 111 of the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009 and regulations issued by the Department of the Treasury. At March 31, 2010, there was $659,000 in remaining unrecognized compensation cost related to the restricted stock.

     A summary of option activity as of March 31, 2010, and changes during the three month period then ended is presented below:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	share	Exercise	Contractual	Intrinsic
	options	Price	Terms	Value
Outstanding at January 1, 2010	494,405	$8.59
Granted	—	—
Exercised	—	—
Forfeited	1,000	4.60

Outstanding at March 31, 2010	493,405	$8.60	2.66 years	$—

Exercisable at March 31, 2010	255,699	$12.11	2.07 years	$—

     Share-based compensation expense was not significant for the three month period ended March 31, 2010.
6. Fair Value Election and Measurement
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
     In accordance with SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” which is now codified in ASC 825-10-25, the Company has elected to record newly originated mortgage loans held-for-sale at fair value. The following is a description of mortgage loans held-for-sale as of March 31, 2010, for which fair value has been elected, including the specific reasons for electing fair value and the strategies for managing these assets on a fair value basis.
Loans Held-for-Sale
     The Company records mortgage loans held-for-sale at fair value. The Company chose to record these mortgage loans held-for-sale at fair value in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value. Specifically, origination fees and costs, which had been appropriately deferred under SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” now codified in ASC 310-20-25 and previously recognized as part of the gain/loss on sale of the loans, are now recognized in earnings at the time of origination. Interest income on mortgage loans held-for-sale is recorded on an accrual basis in the consolidated statement of operations under the heading “Interest income — loans, including fees.” The servicing value is included in the fair value of the Interest Rate Lock Commitments (“IRLCs”) with borrowers. The mark to market adjustments related to loans held-for-sale and the associated economic hedges are captured in mortgage banking activities.
Valuation Methodologies and Fair Value Hierarchy
     The primary financial instruments that the Company carries at fair value include investment securities, IRLCs, derivative instruments, and loans held-for-sale. Classification in the fair value hierarchy of financial instruments is based on the criteria set forth in SFAS No. 157, now codified in FASB ASC 820-10-35.
     Debt securities issued by U.S. Government corporations and agencies, debt securities issued by states and political subdivisions, and agency residential mortgage backed securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. The investments in the Company’s portfolio are generally not quoted on an exchange but are actively traded in the secondary institutional markets.
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
     Derivative instruments are primarily transacted in the secondary mortgage and institutional dealer markets and priced with observable market assumptions at a mid-market valuation point, with appropriate valuation adjustments for liquidity and credit risk. For purposes of valuation adjustments to its derivative positions under FASB ASC 820-10-35, the Company has evaluated liquidity premiums that may be demanded by market participants, as well as the credit risk of its counterparties and its own credit if applicable. To date, no material losses due to a counterparty’s inability to pay any net uncollateralized position has been incurred.
     The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumptions used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument. Because mortgage loans held-for-sale are sold within a few weeks of origination, it is unlikely to demonstrate any of the credit weaknesses discussed above and as a result, there were no credit related adjustments to fair value at March 31, 2010.
     The following tables present financial assets measured at fair value at March 31, 2010, and December 31, 2009 on a recurring basis and the change in fair value for those specific financial instruments in which fair value has been elected for the three months ended March 31, 2010 and 2009. The changes in the fair value of economic hedges were also recorded in mortgage banking activities and are designed to partially offset the change in fair value of the financial instruments referenced in the tables below.

		Fair Value Measurements at
		March 31, 2010
	Assets	Quoted Prices	Significant
	Measured at	in Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Debt securities issued by U.S. Government corporations and agencies	$73,348	$—	$73,348	$—
Debt securities issued by states and political subdivisions	11,382	—	11,382	—
Residential mortgage-backed securities — Agency	166,968	—	166,968	—
Mortgage loans held-for-sale	72,603	—	72,603	—
Other Assets(1)	1,288	—	—	1,288
Other Liabilities(1)	37	—	—	37

(1)	This amount includes mortgage related interest rate lock commitments and derivative financial instruments to hedge interest rate risk. Interest rate lock commitments were recorded on a gross basis.

		Fair Value Measurements at
		December 31, 2009
	Assets	Quoted Prices	Significant
	Measured at	in Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Debt securities issued by U.S. Government corporations and agencies	$63,119	$—	$63,119	$—
Debt securities issued by states and political subdivisions	11,407	—	11,407	—
Residential mortgage-backed securities — Agency	62,391	—	62,391	—
Mortgage loans held-for-sale	80,869	—	80,869	—
Other Assets(1)	1,778	—	—	1,778
Other Liabilities(1)	55	—	—	55

(1)	This amount includes mortgage related interest rate lock commitments and derivative financial instruments to hedge interest rate risk. Interest rate lock commitments were recorded on a gross basis.

For Items Measured at Fair Value Pursuant to
Election of the Fair Value Option: Fair Value Gain
(Loss) related to Mortgage Banking Activities for
the Three Months Ended
	March 31, 2010	March 31, 2009
(Dollars in Thousands)
Mortgage loans held-for-sale	$357	$852
Other Assets (1)	—	—
Other Liabilities (1)	—	—

(1)	This amount includes mortgage related IRLCs and derivative financial instruments to hedge interest rate risk.

     The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) during the quarter ended March 31, 2010.

	Other	Other
	Assets(1)	Liabilities(1)
	(In Thousands)
Beginning Balance January 1, 2010	$1,778	$(55)

Total gains (losses) included in earnings:(2)
Issuances	1,288	37
Settlements and closed loans	(178)	44
Expirations	(1,600)	11
Total gains (losses) included in other comprehensive income	—	—

Ending Balance March 31, 2010 (3)	$1,288	$37

(1)	Includes mortgage related interest rate lock commitments and derivative financial instruments entered into to hedge interest rate risk.

(2)	Amounts included in earnings are recorded in mortgage banking activities.

(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.

	Other	Other
	Assets(1)	Liabilities(1)
(In Thousands)
Beginning Balance January 1, 2009	$—	$—

Total gains (losses) included in earnings:(2)
Issuances	1,268	(467)
Settlements and closed loans	—	—
Expirations	—	—
Total gains (losses) included in other comprehensive income	—	—

Ending Balance March 31, 2009(3)	$1,268	$(467)

(1)	Includes mortgage related interest rate lock commitments and derivative financial instruments entered into to hedge interest rate risk.

(2)	Amounts included in earnings are recorded in mortgage banking activities.

(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.
     The following tables present the assets that are measured at fair value on a non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial position at March 31, 2010, and 2009.

	Fair Value Measurements at March 31, 2010
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
		Identical Assets	Observable	Inputs	Valuation
	Total	Level 1	Inputs Level 2	Level 3	Allowance
	(Dollars in Thousands)
SBA loans held-for-sale	$1,612	$—	$—	$1,612	$(12)
Impaired loans	41,368	—	—	41,368	(2,782)
ORE	25,014	—	—	25,014	(4,916)
Mortgage servicing rights	958	—	—	958	(85)

	Fair Value Measurements at December 31, 2009
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
		Identical Assets	Observable	Inputs	Valuation
	Total	Level 1	Inputs Level 2	Level 3	Allowance
	(Dollars in Thousands)
SBA loans held-for-sale	$4,807	$—	$—	$4,807	$(87)
Impaired loans	75,971	—	—	75,971	(6,038)
ORE	21,780	—	—	21,780	(3,976)
Mortgage servicing rights	875	—	—	875	(83)
     SBA loans held-for-sale are measured at the lower of cost or fair value. Fair value is based on recent trades for similar loan pools as well as offering prices for similar assets provided by buyers in the SBA secondary market. If the cost of a loan is determined to be greater than the fair value of similar loans, the impairment is recorded by the establishment of a reserve to reduce the value of the loan.
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
     Mortgage servicing rights are initially recorded at fair value when mortgage loans are sold service retained. These assets are then amortized in proportion to and over the period of estimated net servicing income. On a monthly basis these servicing assets are assessed for impairment based on fair value. Management determines fair value by stratifying the servicing portfolio into homogeneous subsets with unique behavior characteristics, converting those characteristics into income and expense streams, adjusting those streams for prepayments, present valuing the adjusted streams, and combining the present values into a total. If the cost basis of any loan stratification tranche is higher than the present value of the tranche, an impairment has occurred.
     Foreclosed assets in Other Real Estate are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business.
     The following tables present the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held-for-sale for which the fair value option has been elected as of March 31, 2010 and December 31, 2009. The tables also include the difference between aggregate fair value and the aggregate unpaid principal balance of loans that are 90 days or more past due, as well as loans in nonaccrual status.

Aggregate Unpaid
	Aggregate Fair Value	Principal Balance Under	Fair value over
	March 31, 2010	FVO March 31, 2010	unpaid principal
(Dollars in Thousands)
Loans held-for-sale	$72,603	$72,006	$597
Past due loans of 90+ days	—	—	—
Nonaccrual loans	—	—	—

		Aggregate Unpaid	Fair value
	Aggregate Fair Value	Principal Balance Under	over/(under)
	December 31, 2009	FVO December 31, 2009	unpaid principal
(Dollars in Thousands)
Loans held-for-sale	$80,869	$80,629	$240
Past due loans of 90+ days	—	—	—
Nonaccrual loans	—	—	—
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

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(Dollars in Thousands)
Financial Instruments (Assets):
Cash and due from banks	$111,916	$111,916	$170,692	$170,692
Federal funds sold	626	626	428	428
Investment securities available-for-sale	251,698	251,698	136,917	136,917
Investment securities held-to-maturity	18,208	19,007	19,326	19,942
Investment in FHLB stock	6,767	6,767	6,767	6,767
Total loans	1,370,116	1,261,327	1,391,018	1,283,330

Total financial instruments (assets)	1,759,331	$1,651,341	1,725,148	$1,618,076

Non-financial instruments (assets)	125,162		126,372

Total assets	$1,884,493		$1,851,520

Financial Instruments (Liabilities):
Noninterest-bearing demand deposits	$163,120	$163,120	$157,511	$157,511
Interest-bearing deposits	1,402,791	1,410,633	1,393,214	1,402,637

Total deposits	1,565,911	1,573,753	1,550,725	1,560,148
Short-term borrowings	58,999	58,448	41,870	41,143
Subordinated debt	67,527	61,956	67,527	60,573
Other long-term debt	50,000	50,834	50,000	51,017

Total financial instruments (liabilities)	1,742,437	$1,744,991	1,710,122	$1,712,881

Non-financial instruments (liabilities and shareholders’ equity)	142,056		141,398

Total liabilities and shareholders’ equity	$1,884,493		$1,851,520

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
     For off-balance sheet instruments, fair values are based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing for loan commitments and letters of credit. Fees related to these instruments were immaterial at March 31, 2010, and December 31, 2009, and the carrying amounts represent a reasonable approximation of their fair values. Loan commitments, letters and lines of credit, and similar obligations typically have variable interest rates and clauses that deny funding if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the foregoing schedule.
     This presentation excludes certain nonfinancial instruments. The disclosures also do not include certain intangible assets, such as customer relationships, deposit base intangibles, and goodwill. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.
7. Other Real Estate
     Other real estate (“ORE”) consisted of the following:

	March 31,	December 31,
	2010	2009
	(Dollars in Thousands)
Commercial	$3,367	$3,367
Residential homes	10,504	7,040
Residential lots	16,058	15,348

Gross other real estate	29,929	25,755
Valuation allowance	(4,915)	(3,975)

Other real estate, net	$25,014	$21,780

     Capitalized costs represent disbursements made to complete construction or development of foreclosed property and are added to the cost of the ORE recorded on the Consolidated Balance Sheets to the extent realizable. Net gains (losses) on sales are included in Other Income in the Consolidated Statements of Operations. Expensed costs are disbursements made for the maintenance or repair of properties held in ORE. Capitalized costs, net gains (losses) on sales, provision for ORE losses, and expensed costs related to ORE are summarized below:

	For the Three Months Ended
	March 31,
	2010	2009
	(Dollars in Thousands)
Capitalized costs of other real estate	$2	$67

Net gains (losses) on sales of other real estate	$77	$(43)

Provision for ORE losses	$1,367	$523
Other ORE related expense	802	226

Total ORE related expense	$2,169	$749

8. Derivative Financial Instruments
     The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. The risk management program includes the use of forward contracts and other derivatives that are recorded in the financial statements at fair value and are used to offset changes in value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts to economically hedge risks associated with overall price risk related to IRLCs and mortgage loans held-for-sale carried at fair value under ASC 825-10-25. Fair value changes occur as a result of interest rate movements as well as changes in the value of the associated servicing. Derivative instruments used include forward sale commitments and IRLCs. All derivatives are carried at fair value in the Consolidated Balance Sheets in other assets or other liabilities. A gross gain of $18,000 and a gross loss of $490,000 for the first three months of 2010 associated with the forward sales commitments and IRLCs are recorded in the Consolidated Statements of Operations in mortgage banking activities.
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
     The Company’s derivative positions as of March 31, 2010, were as follows:

Contract or Notional
Amount
(Dollars in Thousands)
Forward rate commitments	$160,427
Interest rate lock commitments	84,454

Total derivatives contracts	$244,881

9. Investments
     Investment securities at March 31, 2010, and December 31, 2009, are summarized as follows:

	March 31, 2010		December 31, 2009
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Available-for-Sale:
Obligations of U.S. Government corporations and agencies:
Due in less than one year	$28,601	$28,739	$28,674	$28,351
Due after one year through five years	45,000	44,609	35,000	34,768

Municipal securities:
Due after one year through five years	4,702	4,715	3,816	3,765
Due five years through ten years	7,004	6,667	6,144	6,090
Due after ten years	—	—	1,746	1,552

Mortgage-backed securities:
Due after one year through five years	106,259	107,250	32,452	33,247
Due five years through ten years	59,620	59,718	29,188	29,144

	$251,186	$251,698	$137,020	$136,917

Held-to-Maturity:
Mortgage-backed securities:
Due after one year through five years	$18,208	$19,007	$19,326	$19,942

	$18,208	$19,007	$19,326	$19,942

     There were no securities held-for-sale sold during the three months ended March 31, 2010 and 2009. The Bank had three securities for a total of $25.0 million called during the three months ended March 31, 2010. There were no securities called for the three months ended March 31, 2009. There were no investments held in trading accounts during 2010 and 2009.

	March 31, 2010
		Gross	Gross	Other than
	Amortized	Unrealized	Unrealized	Temporary	Fair
	Cost	Gains	Losses	Impairment	Value
	(In Thousands)
Available-for-Sale:
Obligations of U.S. Government corporations and agencies	$73,601	$144	$(397)	$—	$73,348
Municipal securities	11,706	78	(402)	—	11,382
Residential mortgage-backed securities — agency	165,879	1,372	(283)	—	166,968

	$251,186	$1,594	$(1,082)	$—	$251,698

Held-to-Maturity:
Residential mortgage-backed securities — agency	$18,208	$799	$—	$—	$19,007

	$18,208	$799	$—	$—	$19,007

	December 31, 2009
		Gross	Gross	Other than
	Amortized	Unrealized	Unrealized	Temporary	Fair
	Cost	Gains	Losses	Impairment	Value
	(In Thousands)
Available-for-Sale:
Obligations of U.S. Government corporations and agencies	$63,674	$—	$(555)	$—	$63,119
Municipal securities	11,706	20	(319)	—	11,407
Residential mortgage-backed securities — agency	61,640	923	(172)	—	62,391

	$137,020	$943	$(1,046)	$—	$136,917

Held-to-Maturity:
Residential mortgage-backed securities — agency	$19,326	$616	$—	$—	$19,942

	$19,326	$616	$—	$—	$19,942

     The following table reflects the gross unrealized losses and fair values of investment securities with unrealized losses at March 31, 2010, and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss and temporarily impaired position:

	12 Months or Less		More Than 12 Months
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
	(In Thousands)

Available-for-Sale March 31, 2010:
U.S. Government corporations and agencies	$34,602	$397	$—	$—
Municipal securities	3,963	265	1,032	137
Residential mortgage-backed securities — agency	91,186	283	—	—

	$129,751	$945	$1,032	$137

Held-to-Maturity March 31, 2010:
Residential mortgage-backed securities — agency	$—	$—	$—	$—

	12 Months or Less		More Than 12 Months
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
	(In Thousands)
Available-for-Sale December 31, 2009:
U.S. Government corporations and agencies	$53,119	$555	$—	$—
Municipal securities	5,690	70	2,363	249
Residential mortgage-backed securities — agency	22,445	172	—	—

	$81,254	$797	$2,363	$249

Held-to-Maturity December 31, 2009:
Residential mortgage-backed securities — agency	$—	$—	$—	$—

     If fair value of a debt security is less than its amortized cost basis at the balance sheet date, management must determine if the security has an other than temporary impairment (“OTTI”). If management does not expect to recover the entire amortized cost basis of a security, an OTTI has occurred. If management’s intention is to sell the security, an OTTI has occurred. If it is more likely than not that management will be required to sell a security before the recovery of the amortized cost basis, an OTTI has occurred. The Company will recognize the full OTTI in earnings if it intends to sell a security or will more likely than not be required to sell the security. Otherwise, an OTTI will be separated into the amount representing a credit loss and the amount related to all other factors. The amount of an OTTI related to credit losses will be recognized in earnings. The amount related to other factors will be recognized in other comprehensive income, net of taxes.
     Certain individual investment securities were in a continuous unrealized loss position at March 31, 2010, for up to 25 months. Certain individual investment securities were in a continuous unrealized loss position at December 31, 2009, for up to 22 months. All of these investment securities at March 31, 2010, were municipal securities and the unrealized loss positions resulted not from credit quality issues, but from market interest rate increases over the interest rates prevalent at the time the securities were purchased, and are considered temporary. In determining other-than-temporary impairment losses on municipal securities, management primarily considers the credit rating of the municipality itself as the primary source of repayment and secondarily the financial viability of the insurer of the obligation.
     Also, as of March 31, 2010, management does not intend to sell the temporarily impaired securities and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost basis. Accordingly, as of March 31, 2010, management believes the impairments detailed in the table above are temporary and no impairment loss has been recognized in the Company’s Consolidated Statements of Operations.
10. Certain Transfers of Financial Assets
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

Residential Mortgage Loans
     The Company typically sells first lien residential mortgage loans to third party investors including Fannie Mae. Certain of these loans are exchanged for cash and servicing rights, which generate servicing assets for the Company. The servicing assets are recorded initially at fair value. All such transfers have been accounted for as sales by the Company. Sales treatment results in a gain or loss which is recorded in Mortgage Banking Activities in the Consolidated Statement of Operations. As seller, the Company has made certain standard representations and warranties with respect to the originally transferred loans. The Company estimates its reserves under such arrangements predominantly based on prior experience. To date, the Company’s buy-backs have been de minimus. The Company classifies interest rate lock commitments on residential mortgage loans held-for-sale, which are derivatives under SFAS No. 133 now codified in ASC 815-10-15, on a gross basis within other liabilities or other assets. The fair value of these commitments, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on both the Company’s historical data and the current interest rate environment and reflect the Company’s best estimate of the likelihood that a commitment will ultimately result in a closed loan. As a result of the adoption of SAB No. 109, the loan servicing value is also included in the fair value of interest rate lock commitments (“IRLCs”).
SBA Loans
     Certain transfers of SBA loans were executed with third parties. These SBA loans, which are typically partially guaranteed or otherwise credit enhanced, are generally secured by business property such as inventory, equipment and accounts receivable. As seller, the Company had made certain representations and warranties with respect to the originally transferred loans and the Company has not incurred any material losses with respect to such representations and warranties. Consistent with the updated guidance on accounting for transfers of financial assets, because the Company warrants the borrower will make all scheduled payments for the first 90 days following the sale of certain SBA loans, all sales in the first quarter of 2010 were accounted for as secured borrowings which results in an increase in Cash for the proceeds of the borrowing and an increase in Other Short Term Borrowings on the Consolidated Balance Sheet. No gain or loss is recognized for the proceeds of secured borrowings. When the 90 day warranty period expires, the secured borrowing is reduced, loans are reduced, and a gain or loss on sale is recorded in SBA Lending Activities in the Consolidated Statement of Operations.
Indirect Loans
     The Bank purchases, on a nonrecourse basis, consumer installment contracts secured by new and used vehicles purchased by consumers from franchised motor vehicle dealers and selected independent dealers located throughout the Southeast. A portion of the indirect automobile loans the Bank originates is sold with servicing retained. Certain of these loans are exchanged for cash and servicing rights, which generate servicing assets for the Company. The servicing assets are recorded initially at fair value. As seller, the Company has made certain standard representations and warranties with respect to the originally transferred loans. The amount of loans repurchased has been de minimus.
     At March 31, 2010 and 2009, the total fair value of servicing all loans sold, was approximately $3.6 million and $2.9 million. To estimate the fair values of these servicing assets, consideration was given to dealer indications of market value, where applicable, as well as the results of discounted cash flow models using key assumptions and inputs for prepayment rates, credit losses, and discount rates.
11. Recent Accounting Pronouncements
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
     In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140” now codified by Accounting Standards Update No. 2009-16 (“ASU No. 2009-16”). This update improves the relevance, representational faithfulness, and comparability of the information provided about a transfer of financial assets; the effects of a transfer on financial position, financial performance and cash flows; and a transferor’s continuing involvement in the transferred financial assets. ASU No. 2009-16 was effective for annual reporting periods beginning after November 15, 2009. The Company adopted this guidance on January 1, 2010. There was no material impact on its financial condition and statement of operations as a result of the adoption of this guidance.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” now codified by ASU No. 2009-17 to improve financial reporting by companies with variable interest entities. ASU No. 2009-17 addresses the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity (“QSPE”) in FASB Statement No. 166, “Accounting for Transfers of Financial Assets,” and the application of certain key provisions of Interpretation 46(R). ASU No. 2009-17 was effective for annual reporting periods beginning after November 15, 2009. The Company adopted this guidance on January 1, 2010. There was no material impact on its financial condition and statement of operations as a result of the adoption of this guidance.
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
     In January 2010, the FASB issued ASU 2010-06, an update to ASC 820-10, “Fair Value Measurements.” This update adds a new requirement to disclose transfers in and out of level 1 and level 2, along with the reasons for the transfers, and requires a gross presentation of purchases and sales of level 3 activities. Additionally, the update clarifies that entities provide fair value measurement disclosures for each class of assets and liabilities and that entities provide enhanced disclosures around level 2 valuation techniques and inputs. The Company adopted the disclosure requirements for level 1 and level 2 transfers and the expanded fair value measurement and valuation disclosures effective January 1, 2010. The disclosure requirements for level 3 activities are effective on January 1, 2011. The adoption of the disclosure requirements for level 1 and level 2 transfers and the expanded qualitative disclosures, had no impact on the Company’s financial position and statement of operations. The Company does not expect the adoption of the level 3 disclosure requirements to have an impact on its financial position and statement of operations.

     In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (Topic 855)” to clarify that an SEC filer must evaluate subsequent events through the date the financial statements are available to be issued. ASU No. 2010-09 was effective upon issuance and was adopted by the Company immediately. This ASU did not have a material impact on the Company’s financial condition and statements of operations.
12. Subsequent Event
     In April 2010, the Company approved the distribution of a stock dividend on May 13, 2010 of one share for every 200 shares owned on the record date of May 3, 2010. The stock dividend has been given retroactive effect in the accompanying consolidated financial statements. Subsequent events have been evaluated through the date the financial statements were filed.
Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
     The following analysis reviews important factors affecting our financial condition at March 31, 2010, compared to December 31, 2009, and compares the results of operations for the first quarter ended March 31, 2010, and 2009. These comments should be read in conjunction with our consolidated financial statements and accompanying notes appearing in this report and the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2009. All percentage and dollar variances noted in the following analysis are calculated from the balances presented in the accompanying consolidated financial statements.
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
     This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included herein and are not intended to represent a complete list of all risks and uncertainties in our business. Investors are encouraged to read the related section in our 2009 Annual Report on Form 10-K, including the “Risk Factors” set forth therein. Additional information and other factors that could affect future financial results are included in our filings with the Securities and Exchange Commission.

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
     Our critical accounting policies that are highly dependent on estimates, assumptions and judgment are substantially unchanged from the descriptions included in the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009.
Results of Operations
Earnings
     For the first quarter of 2010, the Company recorded net income of $195,000 compared to net loss of $3.4 million for the first quarter of 2009. Net loss available to common equity was $628,000 and $4.2 million for the quarters ended March 31, 2010 and 2009, respectively. Per share losses (basic and diluted) for the first quarter of 2010 and 2009 were $.06 and $.42, respectively. The increase in net income for the first quarter when compared to the same period in 2009 was primarily due to a $5.6 million decrease in the provision for loan losses to $4.0 million. The decrease in the provision for loan losses was due to a decline in the required allowance caused by decreased loan charge-offs as the consumer lending portfolio began to show signs of improvement and the construction loan portfolio began to stabilize as compared to the first quarter of 2009. The decrease in loan loss provision was partially offset by higher noninterest expense which increased $3.0 million because of increases in the cost of operation of other real estate, due to higher ORE balances, and increases in salaries and employee benefits because of the expansion of the mortgage division and additional SBA, Commercial and Indirect Automobile lenders and increases in FDIC insurance expense.
Net Interest Income
     Net interest income for the first quarter of 2010 increased $3.6 million to $14.6 million when compared to the same period in 2009. The average balance of interest-earning assets increased by $88.9 million or 5.4% to $1.749 billion for the first quarter of 2010, when compared to the same period in 2009. The yield on interest-earning assets for the first quarter of 2010 was 5.41%, a decrease of 32 basis points when compared to the yield on interest-earning assets for the same period in 2009. The average balance of loans outstanding for the first quarter of 2010 decreased $53.9 million or 3.7% to $1.395 billion when compared to the same period in 2009. Consumer installment and construction lending had the largest decrease from March 2009 to March 2010 as a result of the recession and rising unemployment. The yield on average loans outstanding for the period increased 19 basis points to 6.13% when compared to the same period in 2009 as a result of the effects of a decrease in the level of nonperforming assets from $123.5 million at March 31, 2009 to $88.4 million at March 31, 2010.
     The average balance of interest-bearing liabilities increased $72.3 million or 4.9% to $1.558 billion for the first quarter of 2010 while the rate on this average balance decreased 111 basis points to 2.26% when compared to the same period in 2009. The 111 basis point decrease in the cost of interest-bearing liabilities was higher than the 32 basis point decrease in the yield on interest earning assets, resulting in a 79 basis point increase in net interest spread. Net interest margin increased 69 basis points to 3.40% for the first quarter of 2010 compared to 2.71% for the same period in 2009. The Bank manages its net interest spread and net interest margin based primarily on its loan and deposit pricing. Even with management’s concerted effort to reduce the cost of funds on deposits, the Bank was able to grow its deposit base compared to the prior year and the quarter ended December 31, 2009. In addition, there was a shift in the mix of deposits from higher cost certificate of deposits to lower cost savings and money market accounts. Management will continue to review its deposit pricing in 2010 and forecasts a continued decrease to cost of funds as higher priced certificates of deposit and brokered deposits mature and reset to lower interest rates.

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
     The allowance for loan losses for homogenous pools is allocated to loan types based on historical net charge-off rates adjusted for any current trends or other factors. The specific allowance for individually reviewed nonperforming loans and loans having greater than normal risk characteristics is based on a specific loan impairment analysis.
     In determining the appropriate level for the allowance, management ensures that the overall allowance appropriately reflects a margin for the imprecision inherent in most estimates of the range of probable credit losses. This additional amount, if any, is reflected in the overall allowance. Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio at March 31, 2010 (see “Asset Quality”).
     The provision for loan losses for the first three months of 2010 was $4.0 million, compared to $9.6 million for the same period in 2009. The allowance for loan losses as a percentage of loans at March 31, 2010, was 2.30% compared to 2.33% at December 31, 2009, and to 2.66% at March 31, 2009. The decrease in the allowance as a percentage of loans at March 31, 2010, was due to decreased charge-offs in both the residential construction and consumer loan portfolios for the three months ended March 31, 2010, compared to the same period in 2009 as well as management’s assessment of the stabilization in real estate values and the overall improved economy. The ratio of net charge-offs to average loans on an annualized basis for the first three months of 2010 decreased to 1.45% compared to 2.32% for the same period in 2009. The ratio of net charge-offs to average loans for the year ended December 31, 2009, was 2.44%. The following schedule summarizes changes in the allowance for loan losses for the periods indicated:

	Three Months Ended		Year Ended
	March 31,		December 31,
	2010	2009	2009
	(Dollars in Thousands)
Balance at beginning of period	$30,072	$33,691	$33,691
Charge-offs:
Commercial, financial and agricultural	14	299	315
SBA	79	249	730
Real estate-construction	2,338	3,642	20,217
Real estate-mortgage	54	63	416
Consumer installment	2,344	3,756	11,622

Total charge-offs	4,829	8,009	33,300

Recoveries:
Commercial, financial and agricultural	1	6	8
SBA	—	—	31
Real estate-construction	61	9	77
Real estate-mortgage	1	—	20
Consumer installment	193	206	745

Total recoveries	256	221	881

Net charge-offs	4,573	7,788	32,419
Provision for loan losses	3,975	9,600	28,800

Balance at end of period	$29,474	$35,503	$30,072

Annualized ratio of net charge-offs to average loans	1.45%	2.32%	2.44%

Allowance for loan losses as a percentage of loans at end of period	2.30%	2.66%	2.33%

     Substantially all of the consumer installment loan net charge-offs in the first three months of 2010 and 2009 were from the indirect automobile loan portfolio. Consumer installment loan net charge-offs decreased $1.4 million to $2.1 million for the three months ended March 31, 2010, compared to the same period in 2009. On a quarterly basis, the charge-off trend also shows improvement with net charge-offs of $3.5 million, $2.6 million, $2.2 million and $2.5 million for first, second, third and fourth quarter of 2009, respectively. The annualized ratio of net charge-offs to average consumer loans outstanding was 1.39% and 2.06% during the first three months of 2010 and 2009, respectively.
     Construction loan net charge-offs were $2.3 million in the first three months of 2010 compared to $3.6 million in the same period of 2009. The residential construction markets, while lagging the improvement in the consumer market, are showing some signs of stabilizing. The Bank’s construction loan nonaccrual loans have shown a positive trend over the past five quarters with a total of $93.3 million, $80.0 million, $73.9 million, $56.3 million and $44.3 million for the quarters ended March 2009 through March 2010, respectively. Management will continue to monitor closely and aggressively address credit quality and trends in the residential construction loan portfolio.
Noninterest Income
     Noninterest income for the first quarter of 2010 was $6.5 million compared to $6.8 million for the same period in 2009, a decrease of $308,000 for the three month period. The decrease was a result of lower mortgage banking income and indirect lending income partially offset by an increase in other operating income.
     Income from mortgage banking activities decreased $333,000 to $3.3 million for the first quarter of 2010 compared to the same period in 2009. This decrease was due to the mark to market gain on interest rate lock commitments and related hedges of $1.6 million during the first three months of 2009 compared to a mark to market loss of $115,000 for the quarter ended March 31, 2010 resulting in a net decrease of $1.7 million for the first quarter of 2010 compared to the same period in 2009. Partially offsetting this decrease was an increase in gain on sale of loans, origination fees and other income of $1.4 million in 2010 compared to the same period in 2009 due to higher origination volume. The Bank originated a total of $175.8 million in mortgage loans in the first quarter of 2010 compared to $85.0 million for the same period in 2009.
     Income from indirect lending activities, which includes both net gains from the sale of indirect automobile loans and servicing and ancillary loan fees on loans sold, decreased $108,000 in the first quarter of 2010 compared to the same period in 2009. The decrease was a result of lower indirect automobile loans serviced for others. The average amount of loans serviced for others decreased from $233 million for the first three months of 2009 to $192 million for the same period in 2010, a decrease of $41 million or 17.6% due to monthly principal payments which exceeded the additional loans serviced for others added. For the quarter ended March 31, 2010, there were servicing retained sales of $10.1 million of indirect automobile loans for a gain on sale of $144,000. For the same period in 2009 there were servicing retained sales of $14.7 million for a gain on sale of $121,000.
     Other operating income increased $133,000 or 143.0% to $226,000 for the quarter ended March 31, 2010 compared to the same period in 2009. The increase is a result of higher gains on sale of ORE which increased from a loss of $43,000 for the first quarter of 2009 to a gain of $77,000. The increase is a result of comparatively more stable real estate values.
Noninterest Expense
     Noninterest expense was $17.0 million for the first quarter of 2010, compared to $14.0 million for the same period in 2009, an increase of $3.0 million. The increase was a result of an increase in the cost of operation of other real estate, higher salaries and employee benefits and higher FDIC insurance expense.
     The cost of operation of other real estate increased $1.4 million or 189.6% to $2.2 million for the quarter ended March 31, 2010. The increase was due to $844,000 in higher ORE writedowns, $353,000 in higher foreclosure expenses and $223,000 in higher maintenance, real estate taxes, and other related expenses. The average ORE balance increased to $24.5 million for the first quarter of 2010 compared to $18.3 million for the same period in 2009.

	Quarter Ended March 31,				Year Ended December 31,
	2010		2009		2009		2008
	$	%	$	%	$	%	$	%
				(Dollars in Thousands)
Writedown of ORE	$1,367	63.0%	$523	69.8%	$3,869	56.4%	$2,353	69.2%
ORE real property taxes	227	10.5	85	11.3	631	9.2	365	10.7
Foreclosure expense	368	17.0	15	2.0	1,617	23.6	113	3.3
ORE misc expense	207	9.5	126	16.9	742	10.8	568	16.8

Cost of operation of ORE	$2,169	100.0%	$749	100.0%	$6,859	100.0%	$3,399	100.0%

     Salaries and benefits expense increased $992,000 or 12.6% to $8.9 million primarily due to higher mortgage commissions from the increase in mortgage originations. In addition, total FDIC insurance expense increased $563,000 or 174.3% due to growth in deposit balances and higher premiums. Income taxes are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10-25, formerly known as SFAS No. 109, “Accounting for Income Taxes”. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled and are reviewed annually to assess the probability of realization of benefits in future periods or whether valuation allowances are appropriate. Management has reviewed all evidence, both positive and negative, and concluded that a valuation allowance against the deferred tax asset is not needed at March 31, 2010.
Provision for Income Taxes
     The provision for income taxes for the first quarter of 2010 was a benefit of $93,000 compared to a benefit of $2.4 million for the same period in 2009. The income tax benefit recorded in the first quarter of 2010 was primarily the result of the recognition of state income tax credits earned.
     Taxes are accounted for in accordance with ASC 740-10-05. Under the liability method, deferred tax assets and liabilities (“net DTA”) are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A charge to establish a valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) some portion or all of the deferred tax assets will not be realized. All available evidence, both positive and negative, is used in the consideration to determine whether, based on the weight of that evidence, a valuation allowance is required. The weight given to the potential effect of negative and positive evidence will be commensurate with the extent to which it can be objectively verified.
     Four sources of taxable income are considered in determining whether a valuation allowance is required, included as set forth within ASC 740: taxable income in prior carryback years, future reversals of existing taxable temporary differences, tax planning strategies and future taxable income. Management has concluded that it will more likely than not realize the benefit of its net DTA as of March 31, 2010 based to a large extent on its reliance on projections of future taxable income. Management believes that sufficient taxable income will be present in near term future periods to fully realize these DTAs.
     Management also recognizes that the actual results could not only be impacted by the operational decisions it makes and strategies it pursues, but also by factors beyond its control and that can be difficult to predict such as macro and/or regional economic trends. Management continues to see improvement in certain key drivers of the Company’s operational performance such as credit, pricing, and expenses. However, the general economic conditions, while showing continued signs of improvement, remain adverse with elevated unemployment and uncertainty related to the future interest rate environment and real estate values in its primary markets. As a result, the Company’s net DTA of $12.8 million as of March 31, 2010 could require a partial or full valuation allowance in future periods to the extent future taxable income does not occur at levels sufficient to support the amounts projected to be needed to realize the net DTA and projections of future taxable income are required to be revised.
Financial Condition
Assets
     Total assets were $1.884 billion at March 31, 2010, compared to $1.852 billion at December 31, 2009, an increase of $33.0 million, or 1.8%. This increase was due to a $114.8 million increase in investment securities available-for-sale, net of a $58.6 million decrease in cash and cash equivalents, a $13.0 million decrease in loans held-for-sale and an $8.5 million decrease in loans.
     Investment securities available-for-sale increased $114.8 million or 83.8% to $251.7 million at March 31, 2010, compared to December 31, 2009. In the fourth quarter of 2009, the Company completed several investment sales in an effort to extend the maturity of the portfolio, to enact tax strategies to divest itself of municipal securities whose tax properties were no longer beneficial, and to improve the risk based capital requirement profile of the investment portfolio. In 2010, the Bank continued to implement the strategies begun in the fourth quarter. In the first quarter of 2010, three agency step-up securities totaling $25.0 million were called. To replace the securities sold in the fourth quarter of 2009 and called in 2010, the Bank purchased $142.8 million in new securities including $97.8 million in GNMA securities, $35.0 million in FHLB step-up securities and $10.0 million in FHLMC securities. These purchases were primarily funded with excess liquidity generated by core deposit growth.
     Cash and cash equivalents decreased $58.6 million or 34.2% to $112.5 million at March 31, 2010, compared to December 31, 2009. This balance varies with the Bank’s liquidity needs and is influenced by scheduled loan closings, investment purchases, timing of customer deposits, and loan sales.
     Loans held-for-sale decreased $13.0 million or 9.9% to $118.3 million at March 31, 2010, compared to December 31, 2009. The decrease was due to a decrease in mortgage loans held-for-sale as a result of a marginal increase in rates during the first quarter and a decrease in SBA loans held-for-sale.
          Loans decreased $8.5 million to $1.281 billion at March 31, 2010, compared to $1.290 billion at December 31, 2009. The decrease in loans was primarily the result of a decrease in real estate construction loans of $21.2 million or 13.7% to $133.6 million and a decrease in commercial financial and agricultural loans of $9.8 million or 8.6% to $103.8 million. These decreases were somewhat offset by an increase in commercial real estate loans of $25.3 million or 8.8% to $312.7 million. As the recession continued during the first three months of 2010, demand for construction loans continued to be limited and the portfolio balance continued to decrease including $6.9 million in loans that were transferred to other real estate.

Loans
     The following schedule summarizes our total loans at March 31, 2010, and December 31, 2009:

	March 31,	December 31,
	2010	2009
	(In Thousands)
Loans:
Commercial, financial and agricultural	$103,778	$113,604
Tax exempt commercial	5,300	5,350
Real estate — mortgage — commercial	312,654	287,354

Total commercial	421,732	406,308
Real estate — construction	133,584	154,785
Real estate — mortgage — residential	130,133	130,984
Consumer installment	595,878	597,782

Loans	1,281,319	1,289,859
Allowance for loan losses	(29,474)	(30,072)

Loans, net of allowance	$1,251,845	$1,259,787

Total Loans:
Loans	$1,281,319	$1,289,859
Loans Held-for-Sale:
Residential mortgage	72,603	80,869
Consumer installment	30,000	30,000
SBA	15,668	20,362

Total loans held-for-sale	118,271	131,231

Total loans	$1,399,590	$1,421,090

Asset Quality
     The following schedule summarizes our asset quality position at March 31, 2010, and December 31, 2009:

	March 31,		December 31,
	2010		2009
	(Dollars in Thousands)
Nonperforming assets:
Nonaccrual loans	$62,403		$69,743
Repossessions	939		1,393
Other real estate	25,014		21,780

Total nonperforming assets	$88,356		$92,916

Loans 90 days past due and still accruing	$563		$—

Allowance for loan losses	$29,474		$30,072

Ratio of loans past due and still accruing to loans	—%		—%

Ratio of nonperforming assets to total loans ORE, and repossessions	6.20%		6.43%

Allowance to period-end loans	2.30%		2.33%

Allowance to nonaccrual loans and repossessions (coverage ratio)	.47	x	.42	x

     The decrease in nonperforming assets, approximately 96.5% of which totals are secured by real estate, from December 31, 2009 to March 31, 2010, reflects a $7.3 million reduction in nonaccrual loans as a result of charge-offs and principal paydowns partially offset by a $3.2 million increase in other real estate as previously nonperforming real estate loans moved to foreclosure.
     The $62.4 million in nonaccrual loans at March 31, 2010, included $44.3 million in residential construction related loans, $13.6 million in commercial and SBA loans and $4.5 million in retail and consumer loans. Of the $44.3 million in residential construction related loans on nonaccrual, $25.6 million was related to 111 single family construction loans with completed homes and homes in various stages of completion, $15.7 million was related to 353 single family developed lots, and $3.0 million related to other loans.

     The $25.0 million in other real estate at March 31, 2010, was made up of four commercial properties with a balance of $3.4 million and the remainder were residential construction related balances which consisted of $9.4 million in 71 residential single family homes completed or substantially completed, $15.5 million in 339 single family developed lots, and $556,000 in one parcel of undeveloped land.
Investment Securities
     Total unrealized gains on investment securities available-for-sale, net of unrealized losses of $1.1 million, were $512,000 at March 31, 2010. Total unrealized losses on investment securities available-for-sale, net of unrealized gains of $942,000, were $1.0 million at December 31, 2009. Net unrealized gains on investment securities available-for-sale increased $616,000 during the first three months of 2010.
     If fair value of a debt security is less than its amortized cost basis at the balance sheet date, management must determine if the security has an other than temporary impairment (“OTTI”). If management does not expect to recover the entire amortized cost basis of a security, an OTTI has occurred. If management’s intention is to sell the security, an OTTI has occurred. If it is more likely than not that management will be required to sell a security before the recovery of the amortized cost basis, an OTTI has occurred. The Company will recognize the full OTTI in earnings if it intends to sell a security or will more likely than not be required to sell the security. Otherwise, an OTTI will be separated into the amount representing a credit loss and the amount related to all other factors. The amount of an OTTI related to credit losses will be recognized in earnings. The amount related to other factors will be recognized in other comprehensive income, net of taxes.
     Two individual investment securities were in a continuous unrealized loss position in excess of 12 months at March 31, 2010, with an aggregate unrealized loss of $137,000. These securities were municipal securities and the unrealized loss positions resulted not from credit quality issues, but from market interest rate increases over the interest rates prevalent at the time the securities were purchased, and are considered temporary, with full collection of principal and interest anticipated.
     Also, as of March 31, 2010, management does not intend to sell the temporarily impaired securities and it is not more likely than not that the Company will have to sell the securities before recovery of the amortized cost basis. Accordingly, as of March 31, 2010, management believes the impairments discussed above are temporary and no impairment loss has been recognized in our Consolidated Statements of Operations.
Deposits

	March 31,		December 31,		March 31,
	2010		2009		2009
	$	%	$	%	$	%
	(Dollars in Millions)
Core deposits(1)	$1,217.6	77.7%	$1,194.3	77.0%	$1,023.8	66.9%
Time deposits greater than $100,000	239.4	15.3	257.4	16.6	308.4	20.1
Brokered deposits	108.9	7.0	99.0	6.4	198.9	13.0

Total deposits	$1,565.9	100.0%	$1,550.7	100.0%	$1,531.1	100.0%

(1)	Core deposits include noninterest-bearing demand, money market and interest-bearing demand, savings deposits, and time deposits less than $100,000.
     Total deposits at March 31, 2010, were $1.566 billion compared to $1.551 billion at December 31, 2009, a $15.2 million or 1.0% increase. Along with the increase in total deposits, the designed change to the deposit mix and interest rate paid on deposits demonstrates the Company’s commitment to improved net interest margin and liquidity. Interest-bearing demand and money market accounts increased $18.4 million or 7.3% to $270.9 million. Savings deposits increased $9.3 million or 2.1% to $449.8 million. Noninterest-bearing demand deposits increased $5.6 million or 3.6% to $163.1 million. Time deposits greater than $100,000 decreased $18.2 million or 7.1% to $239.3 million. Savings accounts increased in part due to an advertising campaign launched by the Bank in 2009 and in part from customers transferring money from maturing higher interest rate certificates of deposit. Noninterest-bearing demand accounts increased primarily due to higher business account balances in response to unlimited protection from the FDIC under the Temporary Liquidity Guarantee Program. Interest-bearing demand and money market account balances increased as a result of an advertising campaign for our promotional rate money market accounts. Time deposits greater than $100,000 decreased as management allowed higher cost maturities to go unreplaced as a result of improved liquidity from higher transactional deposits.

Subordinated Debt
     The Company has five unconsolidated business trust (“trust preferred”) subsidiaries that are variable interest entities. The Company’s subordinated debt consists of the outstanding obligations of the five trust preferred issues and the amounts to fund the investments in the common stock of those entities.
     The following schedule summarizes our subordinated debt at March 31, 2010:

		Subordinated
Type	Issued(1)	Debt	Interest Rate
		(Dollars in Thousands)
Trust Preferred	March 8, 2000	$10,825	Fixed @ 10.875%
Trust Preferred	July 19, 2000	10,309	Fixed @ 11.045%
Trust Preferred	June 26, 2003	15,464	Variable @ 3.385%(2)
Trust Preferred	March 17, 2005	10,310	Variable @ 2.148%(3)
Trust Preferred	August 20, 2007	20,619	Fixed @ 6.620%(4)

		$67,527

(1)	Each trust preferred security has a final maturity thirty years from the date of issuance.

(2)	Reprices quarterly at a rate 310 basis points over three month LIBOR and is subject to refinancing or repayment at par with regulatory approval.

(3)	Reprices quarterly at a rate 189 basis points over three month LIBOR.

(4)	Five year fixed rate, and then reprices quarterly at a rate 140 basis points over three month LIBOR.
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
     In addition to the ability to increase brokered deposits and retail deposits, as of March 31, 2010, we had the following sources of available unused liquidity:

March 31, 2010
(In Thousands)
Unpledged securities	$134,000
FHLB advances	12,000
FRB lines	191,000
Unsecured Federal funds lines	32,000
Additional FRB line based on eligible but unpledged collateral	169,000

Total sources of available unused liquidity	$538,000

     The Company’s net liquid asset ratio, defined as federal funds sold, investments maturing within 30 days, unpledged securities, available unsecured federal funds lines of credit, FHLB borrowing capacity and available brokered certificates of deposit divided by total assets increased from 15.8% at March 31, 2009 and 18.8% at December 31, 2009, to 20.5% at March 31, 2010.
Shareholders’ Equity
     Shareholders’ equity was $130.8 million at March 31, 2010, and $129.7 million at December 31, 2009. Shareholders’ equity as a percent of total assets was 6.94% at March 31, 2010, compared to 7.00% at December 31, 2009. The increase in shareholders’ equity in the first three months of 2010 was primarily the result of the issuance of common stock during the quarter.
     At March 31, 2010, and December 31, 2009, the Company exceeded all minimum capital ratios required by the FRB, as reflected in the following schedule:

	FRB Minimum
Capital Ratios:	Capital Ratio	March 31, 2010	December 31, 2009
Leverage	4.00%	9.11%	9.03%
Risk-Based Capital
Tier I	4.00	11.34	11.25
Total	8.00	14.08	13.98
     The following table sets forth the capital requirements for the Bank under FDIC regulations and the Bank’s capital ratios at March 31, 2010, and December 31, 2009, respectively:

	FDIC Regulations
Capital Ratios:	Well Capitalized		March 31, 2010	December 31, 2009
Leverage	5.00	%(1)	9.29%	9.27%
Risk-Based Capital
Tier I	6.00		11.56	11.55
Total	10.00		13.49	13.48

(1)	8% required by memoranda of understanding.
     In 2010, FSC and Fidelity Bank operated under a memoranda of understanding (“MOU”) with the FRB, the GDBF and the FDIC. The MOU, which relate primarily to the Bank’s asset quality and loan loss reserves, require that FSC and the Bank submit plans and report to its regulators regarding its loan portfolio and profit plans, that the Bank maintain its Tier 1 Leverage Capital ratio at not less than 8% and an overall well-capitalized position as defined in applicable FDIC rules and regulations during the life of the MOU. Additionally, the MOU require that, prior to declaring or paying any cash dividends, FSC and the Bank must obtain the written consent of their respective regulators.
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
     During the first three months of 2010 and 2009, we did not pay any cash dividends on our common stock. In April 2010, the Company approved the distribution of a stock dividend on May 13, 2010 of one share for every 200 shares owned on the record date. Dividends for the remainder of 2010 will be reviewed quarterly, with the declared and paid dividend consistent with current earnings, capital requirements and forecasts of future earnings.

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

     The interest rate sensitivity structure within our balance sheet at March 31, 2010, indicated a cumulative net interest sensitivity asset gap of 6.51% when projecting out one year. In the near term, defined as 90 days, there was a cumulative net interest sensitivity asset gap of 17.55% at March 31, 2010. When projecting forward six months, there was a cumulative net interest sensitivity asset gap of 13.54%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. Our policy states that the cumulative gap at six months and one year should generally not exceed 15% and 10%, respectively. The Bank was within established tolerances at March 31, 2010.
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
Changes in Internal Control over Financial Reporting
     There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are a party to claims and lawsuits arising in the course of normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of March 31, 2010, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our results of operations or financial condition.
Item 1A. Risk Factors
     While the Company attempts to identify, manage, and mitigate risks and uncertainties associated with its business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our cash flows, results of operations, and financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On March 24, 2010, director Rankin M. Smith, Jr. purchased $1 million of the Company’s common stock, and on April 26, 2010, director Millard Choate purchased $1 million of the Company’s common stock, both in private placement transactions exempt under Section 4(2) of the Securities Act of 1933 and Regulation D. An aggregate of 303,359 shares were purchased. The purchase price for the stock in both transactions was determined using the same formula provided for under the terms of the Company’s Direct Stock Purchase and Dividend Reinvestment Plan.

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

FIDELITY SOUTHERN CORPORATION (Registrant)

Date: May 6, 2010	BY:	/s/ James B. Miller, Jr. James B. Miller, Jr.
Chief Executive Officer

Date: May 6, 2010	BY:	/s/ Stephen H. Brolly Stephen H. Brolly
Chief Financial Officer