Form 10-Q
period 2010-06-30
FIDELITY SOUTHERN CORP
filed 2010-08-06
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a Smaller Reporting Company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 31, 2010
Common Stock, no par value	10,600,436

FIDELITY SOUTHERN CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	December 31,
	June 30, 2010	2009
	(Dollars in Thousands)

Assets
Cash and due from banks	$108,898	$168,766
Interest-bearing deposits with banks	1,760	1,926
Federal funds sold	519	428

Cash and cash equivalents	111,177	171,120
Investment securities available-for-sale (amortized cost of $162,047 and $137,020 at June 30, 2010, and December 31, 2009, respectively)	164,082	136,917
Investment securities held-to-maturity (approximate fair value of $18,053 and $19,942 at June 30, 2010, and December 31, 2009, respectively)	16,896	19,326
Investment in FHLB stock	6,857	6,767
Loans held-for-sale (loans at fair value: $134,962 at June 30, 2010; $80,869 at December 31, 2009)	183,672	131,231
Loans	1,308,991	1,289,859
Allowance for loan losses	(27,104)	(30,072)

Loans, net of allowance for loan losses	1,281,887	1,259,787
Premises and equipment, net	18,795	18,092
Other real estate, net	22,225	21,780
Accrued interest receivable	7,992	7,832
Bank owned life insurance	29,663	29,058
Other assets	41,355	49,610

Total assets	$1,884,601	$1,851,520

Liabilities
Deposits:
Noninterest-bearing demand deposits	$172,919	$157,511
Interest-bearing deposits:
Demand and money market	336,983	252,493
Savings	435,267	440,596
Time deposits, $100,000 and over	211,550	257,450
Other time deposits	406,902	442,675

Total deposits	1,563,621	1,550,725
Other short-term borrowings	49,902	41,870
Subordinated debt	67,527	67,527
Other long-term debt	50,000	50,000
Accrued interest payable	3,708	4,504
Other liabilities	12,700	7,209

Total liabilities	1,747,458	1,721,835

Shareholders’ Equity
Preferred stock, no par value. Authorized 10,000,000; 48,200 shares issued and outstanding	45,137	44,696
Common stock, no par value. Authorized 50,000,000; issued and outstanding 10,599,293 and 10,116,693 at June 30, 2010, and December 31, 2009, respectively	56,091	53,342
Accumulated other comprehensive income (loss), net of taxes	1,261	(64)
Retained earnings	34,654	31,711

Total shareholders’ equity	137,143	129,685

Total liabilities and shareholders’ equity	$1,884,601	$1,851,520

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in Thousands, except per share data)

Interest income
Loans, including fees	$42,818	$42,904	$21,754	$21,693
Investment securities	4,748	5,072	2,673	2,981
Federal funds sold and bank deposits	106	62	13	32

Total interest income	47,672	48,038	24,440	24,706

Interest expense
Deposits	13,225	21,170	6,349	10,685
Short-term borrowings	713	378	381	188
Subordinated debt	2,240	2,384	1,123	1,181
Other long-term debt	689	1,062	346	603

Total interest expense	16,867	24,994	8,199	12,657

Net interest income	30,805	23,044	16,241	12,049
Provision for loan losses	5,125	16,800	1,150	7,200

Net interest income after provision for loan losses	25,680	6,244	15,091	4,849

Noninterest income
Service charges on deposit accounts	2,219	2,126	1,171	1,103
Other fees and charges	1,043	977	559	506
Mortgage banking activities	7,800	8,257	4,525	4,649
Indirect lending activities	2,197	2,195	1,161	1,051
SBA lending activities	846	437	734	259
Bank owned life insurance	656	627	330	329
Securities gains	2,291	—	2,291	—
Other	703	(49)	477	(142)

Total noninterest income	17,755	14,570	11,248	7,755

Noninterest expense
Salaries and employee benefits	18,905	16,842	10,021	8,950
Furniture and equipment	1,318	1,346	674	691
Net occupancy	2,215	2,182	1,125	1,103
Communication	919	765	475	415
Professional and other services	2,112	2,336	1,074	1,263
Cost of operation of other real estate	4,527	2,689	2,358	1,940
FDIC insurance premiums	1,767	1,879	881	1,556
Other	4,054	3,485	2,215	1,586

Total noninterest expense	35,817	31,524	18,823	17,504

Income (loss) before income tax benefit	7,618	(10,710)	7,516	(4,900)
Income tax expense (benefit)	2,554	(4,529)	2,647	(2,095)

Net income (loss)	5,064	(6,181)	4,869	(2,805)
Preferred stock dividends	(1,646)	(1,646)	(823)	(823)

Net income (loss) available to common equity	$3,418	$(7,827)	$4,046	$(3,628)

Earnings (loss) per share:
Basic earnings (loss) per share	$.33	$(.78)	$.38	$(.36)

Diluted earnings (loss) per share	$.29	$(.78)	$.34	$(.36)

Weighted average common shares outstanding-basic	10,461,335	10,050,450	10,616,533	10,106,205

Weighted average common shares outstanding-fully diluted	11,718,941	10,050,450	12,076,624	10,106,205

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2010	2009
	(In Thousands)

Operating Activities
Net income (loss)	$5,064	$(6,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan losses	5,125	16,800
Depreciation and amortization of premises and equipment	876	984
Other amortization	933	354
Reserve for impairment of other real estate	2,881	1,980
Share-based compensation	59	128
Proceeds from sales of loans	442,345	371,719
Proceeds from sales of other real estate	7,080	4,933
Loans originated for resale	(489,222)	(481,056)
Gain on loan sales	(5,564)	(3,949)
Gain on sales of investment securities	(2,291)	—
(Gain) loss on sales of other real estate	(386)	432
Increase in cash value of bank owned life insurance	(605)	(580)
Net decrease (increase) in deferred income taxes	1,012	(1,660)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(160)	(287)
Other assets	6,033	(2,713)
Accrued interest payable	(796)	(1,146)
Other liabilities	5,491	2,112

Net cash used in operating activities	(22,125)	(98,130)

Investing Activities
Purchases of investment securities available-for-sale	(196,547)	(128,422)
Purchases of investment in FHLB stock	(90)	(1,485)
Proceeds from sale of investment securities held-for-sale	100,633	—
Maturities and calls of investment securities held-to-maturity	2,434	2,810
Maturities and calls of investment securities available-for-sale	72,638	20,286
Net (increase) decrease in loans	(37,230)	42,388
Capital improvements to other real estate	(15)	(179)
Purchases of premises and equipment	(1,579)	(361)

Net cash used in investing activities	(59,756)	(64,963)

Financing Activities
Net increase in transactional accounts	94,569	155,965
Net decrease in time deposits	(81,673)	(33,705)
Proceeds of issuance of other long-term debt	—	30,000
Repayment of other long-term debt	—	(2,500)
Net increase (decrease) in short-term borrowings	8,032	(12,254)
Dividends paid	(3)	(1)
Proceeds from the issuance of common stock	2,218	423
Preferred stock dividends paid	(1,205)	(978)

Net cash provided by financing activities	21,938	136,950

Net decrease in cash and cash equivalents	(59,943)	(26,143)

Cash and cash equivalents, beginning of period	171,120	92,025

Cash and cash equivalents, end of period	$111,177	$65,882

Supplemental disclosures of cash flow information:
Cash paid (refunded) during the period for:
Interest	$17,663	$26,140

Income taxes	$(951)	$(3,321)

Non-cash transfers to other real estate	$10,005	$17,128

Stock dividend	$472	$122

Accrued but unpaid dividend on preferred stock	$308	$308

Accretion on U.S. Treasury preferred stock	$441	$441

Loans transferred from held-for-sale	$3,884	$—

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2010
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
In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. All such adjustments are normal recurring accruals. Certain previously reported amounts have been reclassified to conform to current presentation. These reclassifications had no impact on previously reported net income, or shareholders’ equity or cash flows. The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There were no new accounting policies or changes to existing policies adopted in the first six months of 2010, which had a significant effect on the results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.
Operating results for the six month period ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and Annual Report to Shareholders for the year ended December 31, 2009.
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
The FRB, FDIC, and GDBF have established capital adequacy requirements as a function of their oversight of bank holding companies and state chartered banks. Each bank holding company and each bank must maintain certain minimum capital ratios. At June 30, 2010, and December 31, 2009, the Company exceeded all capital ratios required by the FRB, FDIC, and GDBF to be considered well capitalized. In addition, the Bank’s Tier 1 leverage ratio of 9.57% exceeded the 8% minimum required by memoranda of understanding executed in 2009 between FSC, the Bank, the FDIC, the FRB, and the GDBF.

Earnings per share were calculated as follows:

	For the Quarter Ended June 30,
	2010	2009
	(Dollars in Thousands, except per share data)

Net income (loss)	$4,869	$(2,805)
Less dividends on preferred stock and accretion of discount	(823)	(823)

Net income (loss) available to common equity	$4,046	$(3,628)

Average common shares outstanding	10,511	9,808
Effect of stock dividends	106	298

Average common shares outstanding — basic	10,617	10,106

Dilutive stock options and warrants	1,460	—

Average common shares outstanding — dilutive	12,077	10,106

Earnings (loss) per share — basic	$.38	$(.36)
Earnings (loss) per share — dilutive	$.34	$(.36)

	For the Six Months Ended June 30,
	2010	2009
	(Dollars in Thousands, except per share data)

Net income (loss)	$5,064	$(6,181)
Less dividends on preferred stock and accretion of discount	(1,646)	(1,646)

Net income (loss) available to common equity	$3,418	$(7,827)

Average common shares outstanding	10,357	9,754
Effect of stock dividends	104	296

Average common shares outstanding — basic	10,461	10,050

Dilutive stock options and warrants	1,258	—

Average common shares outstanding — dilutive	11,719	10,050

Earnings (loss) per share — basic	$.33	$(.78)
Earnings (loss) per share — dilutive	$.29	$(.78)
3. Contingencies
Due to the nature of their activities, the Company and its subsidiaries are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of June 30, 2010. While it is difficult to predict or determine the outcome of these proceedings, it is the opinion of management, after consultation with its legal counsel, that the ultimate liabilities, if any, will not have a material adverse impact on the Company’s consolidated results of operations, financial position, or cash flows.
4. Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), related to unrealized gains and losses on investment securities classified as available-for-sale. All other comprehensive income (loss) items are tax effected at a rate of 38% for each period.
During the second quarter and first six months of 2010, other comprehensive income net of tax was $943,000 and $1.3 million, respectively. Other comprehensive income, net of tax, was $1.1 million and $69,000 for the comparable periods in 2009. Comprehensive income for the second quarter and first six months of 2010 was $5.8 million and $6.4 million compared to comprehensive loss of $(3.9) million and $(6.3) million for the same period in 2009.
5. Share-Based Compensation
The Company’s 1997 Stock Option Plan authorized the grant of options to management personnel for up to 500,000 shares of the Company’s common stock. All options granted have three year to eight year terms and vest and become fully exercisable at the end of three years to five years of continued employment. No options may be or were granted after June 30, 2007, under this plan.

The Fidelity Southern Corporation Equity Incentive Plan (the “2006 Incentive Plan”), permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other incentive awards (“Incentive Awards”). The maximum number of shares of the Company’s common stock that may be issued under the 2006 Incentive Plan is 750,000 shares, all of which may be stock options. Generally, no award shall be exercisable or become vested or payable more than 10 years after the date of grant. Options granted under the 2006 Incentive Plan have four year terms and become fully exercisable at the end of three years of continued employment. Incentive awards available under the 2006 Incentive Plan totaled 152,571 shares at June 30, 2010.
In the first quarter of 2010, FSC granted 154,078 restricted shares of common stock under the 2006 Equity Incentive Plan to certain employees. The stock was granted at $4.50 per share, vests 40% over two years and then 20% per year through five years and will be fully vested after January 22, 2015. The restricted stock is subject to section 111 of the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009 and regulations issued by the Department of the Treasury. At June 30, 2010, there was $624,000 in remaining unrecognized compensation cost related to the restricted stock.
A summary of option activity as of June 30, 2010, and changes during the six month period then ended is presented below:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	share	Exercise	Contractual	Intrinsic
	options	Price	Terms	Value

Outstanding at January 1, 2010	494,405	$8.59
Granted	—	—
Exercised	—	—
Forfeited	1,000	4.60

Outstanding at June 30, 2010	493,405	$8.60	2.41 years	$—

Exercisable at June 30, 2010	255,699	$12.11	1.82 years	$—

Share-based compensation expense was not significant for the three month and six month periods ended June 30, 2010.
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
In accordance with SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” which is now codified in ASC 825-10-25, the Company has elected to record newly originated mortgage loans held-for-sale at fair value. The following is a description of mortgage loans held-for-sale as of June 30, 2010, for which fair value has been elected, including the specific reasons for electing fair value and the strategies for managing these assets on a fair value basis.

Loans Held-for-Sale
The Company records mortgage loans held-for-sale at fair value. The Company chose to record these mortgage loans held-for-sale at fair value in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value. Specifically, origination fees and costs, which had been appropriately deferred under SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” now codified in ASC 310-20-25 and previously recognized as part of the gain/loss on sale of the loans, are now recognized in earnings at the time of origination. Interest income on mortgage loans held-for-sale is recorded on an accrual basis in the consolidated statement of operations under the heading “Interest income — loans, including fees”. The servicing value is included in the fair value of the Interest Rate Lock Commitments (“IRLCs”) with borrowers. The mark to market adjustments related to loans held-for-sale and the associated economic hedges are captured in mortgage banking activities.
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
The fair value of mortgage loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics. The fair value measurements consider observable data that may include market trade pricing from brokers and the mortgage-backed security markets. As such, the Company classifies these loans as Level 2.
The Company classifies IRLCs on residential mortgage loans held-for-sale, which are derivatives under SFAS No. 133 now codified in ASC 815-10-15, on a gross basis within other liabilities or other assets. The fair value of these commitments, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on both the Company’s historical data and the current interest rate environment and reflect the Company’s best estimate of the likelihood that a commitment will ultimately result in a closed loan. As a result of the adoption of Staff Accounting Bulletin No. 109 (“SAB No. 109”), the loan servicing value is also included in the fair value of IRLCs. Because these inputs are not transparent in market trades, IRLCs are considered to be Level 3 assets.
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
The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumptions used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument. Because mortgage loans held-for-sale are sold within a few weeks of origination, it is unlikely to demonstrate any of the credit weaknesses discussed above and as a result, there were no credit related adjustments to fair value at June 30, 2010.

The following tables present financial assets measured at fair value at June 30, 2010, and December 31, 2009 on a recurring basis and the change in fair value for those specific financial instruments in which fair value has been elected at June 30, 2010 and 2009. The changes in the fair value of economic hedges were also recorded in mortgage banking activities and are designed to partially offset the change in fair value of the financial instruments referenced in the tables below.

		Fair Value Measurements at
		June 30, 2010
	Assets	Quoted Prices	Significant
	Measured at	in Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)

Debt securities issued by U.S. Government corporations and agencies	$77,739	$—	$77,739	$—
Debt securities issued by states and political subdivisions	11,463	—	11,463	—
Residential mortgage-backed securities — Agency	74,880	—	74,880	—
Mortgage loans held-for-sale	134,962	—	134,962	—
Other Assets(1)	2,447	—	—	2,447
Other Liabilities(1)	2,714	—	—	2,714

(1)	This amount includes mortgage related interest rate lock commitments and derivative financial instruments to hedge interest rate risk. Interest rate lock commitments were recorded on a gross basis.

		Fair Value Measurements at
		December 31, 2009
	Assets	Quoted Prices	Significant
	Measured at	in Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)

Debt securities issued by U.S. Government corporations and agencies	$63,119	$—	$63,119	$—
Debt securities issued by states and political subdivisions	11,407	—	11,407	—
Residential mortgage-backed securities — Agency	62,391	—	62,391	—
Mortgage loans held-for-sale	80,869	—	80,869	—
Other Assets(1)	1,778	—	—	1,778
Other Liabilities(1)	55	—	—	55

(1)	This amount includes mortgage related interest rate lock commitments and derivative financial instruments to hedge interest rate risk. Interest rate lock commitments were recorded on a gross basis.

	For Items Measured at Fair Value Pursuant to
	Election of the Fair Value Option: Fair Value Gain
	(Loss) related to Mortgage Banking Activities for
	the Three Months Ended
	June 30, 2010	June 30, 2009
	(In Thousands)

Mortgage loans held-for-sale	$3,270	$(1,766)

	For Items Measured at Fair Value Pursuant to
	Election of the Fair Value Option: Fair Value Gain
	(Loss) related to Mortgage Banking Activities for
	the Six Months Ended
	June 30, 2010	June 30, 2009
	(In Thousands)

Mortgage loans held-for-sale	$3,627	$(913)

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) during the three and six months ended June 30, 2010 and 2009.

	Other	Other
	Assets(1)	Liabilities(1)
	(In Thousands)

Beginning Balance April 1, 2010	$1,288	$(37)

Total gains (losses) included in earnings:(2)
Issuances	2,447	(2,714)
Settlements and closed loans	(482)	2
Expirations	(806)	35
Total gains (losses) included in other comprehensive income	—	—

Ending Balance June 30, 2010 (3)	$2,447	$(2,714)

(1)	Includes mortgage related interest rate lock commitments and derivative financial instruments entered into to hedge interest rate risk.

(2)	Amounts included in earnings are recorded in mortgage banking activities.

(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.

	Other	Other
	Assets(1)	Liabilities(1)
	(In Thousands)

Beginning Balance January 1, 2010	$1,778	$(55)

Total gains (losses) included in earnings:(2)
Issuances	3,735	(2,751)
Settlements and closed loans	(660)	46
Expirations	(2,406)	46
Total gains (losses) included in other comprehensive income	—	—

Ending Balance June 30, 2010(3)	$2,447	$(2,714)

(1)	Includes mortgage related interest rate lock commitments and derivative financial instruments entered into to hedge interest rate risk.

(2)	Amounts included in earnings are recorded in mortgage banking activities.

(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.

	Other	Other
	Assets(1)	Liabilities(1)
	(In Thousands)

Beginning Balance April 1, 2009	$1,268	$(467)

Total gains (losses) included in earnings:(2)
Issuances	2,220	(33)
Settlements and closed loans	(790)	—
Expirations	(478)	467
Total gains (losses) included in other comprehensive income	—	—

Ending Balance June 30, 2009(3)	$2,220	$(33)

(1)	Includes mortgage related interest rate lock commitments and derivative financial instruments entered into to hedge interest rate risk.

(2)	Amounts included in earnings are recorded in mortgage banking activities.

(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.

	Other	Other
	Assets(1)	Liabilities(1)
	(In Thousands)

Beginning Balance January 1, 2009	$—	$—

Total gains (losses) included in earnings:(2)
Issuances	3,488	(500)
Settlements and closed loans	(790)	—
Expirations	(478)	467
Total gains (losses) included in other comprehensive income	—	—

Ending Balance June 30, 2009(3)	$2,220	$(33)

(1)	Includes mortgage related interest rate lock commitments and derivative financial instruments entered into to hedge interest rate risk.

(2)	Amounts included in earnings are recorded in mortgage banking activities.

(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.
The following tables present the assets that are measured at fair value on a non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial position at June 30, 2010 and December 31, 2009.

	Fair Value Measurements at June 30, 2010
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
		Identical Assets	Observable	Inputs	Valuation
	Total	Level 1	Inputs Level 2	Level 3	Allowance
	(In Thousands)

Impaired loans	$40,963	$—	$—	$40,963	$(2,949)
ORE	22,225	—	—	22,225	(5,922)
Mortgage servicing rights	1,206	—	—	1,206	(134)

	Fair Value Measurements at December 31, 2009
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
		Identical Assets	Observable	Inputs	Valuation
	Total	Level 1	Inputs Level 2	Level 3	Allowance
	(In Thousands)

SBA loans held-for-sale	$4,807	$—	$—	$4,807	$(87)
Impaired loans	75,971	—	—	75,971	(6,038)
ORE	21,780	—	—	21,780	(3,975)
Mortgage servicing rights	875	—	—	875	(83)
SBA loans held-for-sale are measured at the lower of cost or fair value. Fair value is based on recent trades for similar loan pools as well as offering prices for similar assets provided by buyers in the SBA secondary market. If the cost of a loan is determined to be greater than the fair value of similar loans, the impairment is recorded by the establishment of a reserve to reduce the value of the loan. There were no impaired SBA loans held-for-sale at June 30, 2010.
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

Mortgage servicing rights are initially recorded at fair value when mortgage loans are sold service retained. These assets are then amortized in proportion to and over the period of estimated net servicing income. On a monthly basis these servicing assets are assessed for impairment based on fair value. Management determines fair value by stratifying the servicing portfolio into homogeneous subsets with unique behavior characteristics, converting those characteristics into income and expense streams, adjusting those streams for prepayments, present valuing the adjusted streams, and combining the present values into a total. If the cost basis of any loan stratification tranche is higher than the present value of the tranche, an impairment is recorded.
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
The following tables present the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held-for-sale for which the fair value option has been elected as of June 30, 2010 and December 31, 2009. The tables also include the difference between aggregate fair value and the aggregate unpaid principal balance of loans that are 90 days or more past due, as well as loans in nonaccrual status.

Aggregate Unpaid
	Aggregate Fair Value	Principal Balance Under	Fair Value Over
	June 30, 2010	FVO June 30, 2010	Unpaid Principal
(In Thousands)

Loans held-for-sale	$134,962	$131,094	$3,868
Past due loans of 90+ days	—	—	—
Nonaccrual loans	—	—	—

		Aggregate Unpaid	Fair Value
	Aggregate Fair Value	Principal Balance Under	Over/(Under)
	December 31, 2009	FVO December 31, 2009	Unpaid Principal
(In Thousands)

Loans held-for-sale	$80,869	$80,629	$240
Past due loans of 90+ days	—	—	—
Nonaccrual loans	—	—	—
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

	June 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)

Financial Instruments (Assets):
Cash and due from banks	$110,658	$110,658	$170,692	$170,692
Federal funds sold	519	519	428	428
Investment securities available-for-sale	164,082	164,082	136,917	136,917
Investment securities held-to-maturity	16,896	18,053	19,326	19,942
Investment in FHLB stock	6,857	6,857	6,767	6,767
Total loans	1,465,559	1,350,742	1,391,018	1,283,330

Total financial instruments (assets)	1,764,571	$1,650,911	1,725,148	$1,618,076

Non-financial instruments (assets)	120,030		126,372

Total assets	$1,884,601		$1,851,520

Financial Instruments (Liabilities):
Noninterest-bearing demand deposits	$172,919	$172,919	$157,511	$157,511
Interest-bearing deposits	1,390,702	1,398,584	1,393,214	1,402,637

Total deposits	1,563,621	1,571,503	1,550,725	1,560,148
Short-term borrowings	49,902	49,591	41,870	41,143
Subordinated debt	67,527	61,813	67,527	60,573
Other long-term debt	50,000	50,932	50,000	51,017

Total financial instruments (liabilities)	1,731,050	$1,733,839	1,710,122	$1,712,881

Non-financial instruments (liabilities and shareholders’ equity)	153,551		141,398

Total liabilities and shareholders’ equity	$1,884,601		$1,851,520

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
The carrying amounts reported in the consolidated balance sheets for short-term debt generally approximate those liabilities’ fair values with the exception of FHLB advances which are estimated based on the current rates offered to us for debt of the same remaining maturity.
The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities.
For off-balance sheet instruments, fair values are based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing for loan commitments and letters of credit. Fees related to these instruments were immaterial at June 30, 2010, and December 31, 2009, and the carrying amounts represent a reasonable approximation of their fair values. Loan commitments, letters and lines of credit, and similar obligations typically have variable interest rates and clauses that deny funding if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the foregoing schedule.
This presentation excludes certain nonfinancial instruments. The disclosures also do not include certain intangible assets, such as customer relationships, and deposit base intangibles. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.
7. Other Real Estate
Other real estate (“ORE”) consisted of the following:

	June 30,	December 31,
	2010	2009
	(In Thousands)

Commercial	$3,916	$3,367
Residential homes	7,809	7,040
Residential lots	16,422	15,348

Gross other real estate	28,147	25,755
Valuation allowance	(5,922)	(3,975)

Other real estate, net	$22,225	$21,780

Capitalized costs represent disbursements made to complete construction or development of foreclosed property and are added to the cost of the ORE recorded on the Consolidated Balance Sheets to the extent realizable. Net gains (losses) on sales are included in Other Income in the Consolidated Statements of Operations. Expensed costs are disbursements made for the taxes, maintenance or repair of properties held in ORE. Capitalized costs, net gains (losses) on sales, provision for ORE losses, and expensed costs related to ORE are summarized below:

	For the Six Months Ended
	June 30,
	2010	2009
	(In Thousands)

Capitalized costs of other real estate	$15	$179

Net gains (losses) on sales of other real estate	$386	$(308)

Provision for ORE losses	$2,983	$1,979
Other ORE related expense	1,544	710

Total ORE related expense	$4,527	$2,689

8. Derivative Financial Instruments
The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. The risk management program includes the use of forward contracts and other derivatives that are recorded in the financial statements at fair value and are used to offset changes in value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts to economically hedge risks associated with overall price risk related to IRLCs and mortgage loans held-for-sale carried at fair value under ASC 825-10-25. Fair value changes occur as a result of interest rate movements as well as changes in the value of the associated servicing. Derivative instruments used include forward sale commitments and IRLCs. All derivatives are carried at fair value in the Consolidated Balance Sheets in other assets or other liabilities. A gross gain of $669,000 and a gross loss of $2,659,000 for the first six months of 2010 associated with the forward sales commitments and IRLCs are recorded in the Consolidated Statements of Operations in mortgage banking activities.
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
The Company’s derivative positions as of June 30, 2010, were as follows:

Contract or Notional
Amount
(In Thousands)

Forward rate commitments	$249,477
Interest rate lock commitments	109,348

Total derivatives contracts	$358,825

9. Investments
Investment securities at June 30, 2010, and December 31, 2009, are summarized as follows:

	June 30, 2010		December 31, 2009
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
	(In Thousands)

Available-for-Sale:
Obligations of U.S. Government corporations and agencies:
Due in less than one year	$44,030	$44,238	$28,674	$28,351
Due after one year through five years	33,350	33,502	35,000	34,768

Municipal securities:
Due after one year through five years	5,592	5,607	3,816	3,765
Due five years through ten years	6,113	5,855	6,144	6,090
Due after ten years	—	—	1,746	1,552

Mortgage-backed securities:
Due after one year through five years	72,962	74,880	32,452	33,247
Due five years through ten years	—	—	29,188	29,144

	$162,047	$164,082	$137,020	$136,917

Held-to-Maturity:
Mortgage-backed securities:
Due in less than one year	$2,341	$2,386	$—	$—
Due after one year through five years	14,555	15,667	19,326	19,942

	$16,896	$18,053	$19,326	$19,942

The Bank sold 17 securities held-for-sale totaling $102.8 million during the six months ended June 30, 2010. Proceeds received were $105.1 million for a gross gain of $2.3 million. There were no securities held-for-sale sold during the six months ended June 30, 2009. The Bank had seven securities for a total of $60.0 million called during the six months ended June 30, 2010. There were no securities called for the six months ended June 30, 2009. There were no investments held in trading accounts during 2010 and 2009.

	June 30, 2010
		Gross	Gross	Other than
	Amortized	Unrealized	Unrealized	Temporary	Fair
	Cost	Gains	Losses	Impairment	Value
	(In Thousands)

Available-for-Sale:
Obligations of U.S. Government corporations and agencies	$77,380	$360	$—	$—	$77,740
Municipal securities	11,705	66	(309)	—	11,462
Residential mortgage-backed securities — agency	72,962	1,918	—	—	74,880

	$162,047	$2,344	$(309)	$—	$164,082

Held-to-Maturity:
Residential mortgage-backed securities — agency	$16,896	$1,157	$—	$—	$18,053

	$16,896	$1,157	$—	$—	$18,053

	December 31, 2009
		Gross	Gross	Other than
	Amortized	Unrealized	Unrealized	Temporary
	Cost	Gains	Losses	Impairment	Fair Value
	(In Thousands)

Available-for-Sale:
Obligations of U.S. Government corporations and agencies	$63,674	$—	$(555)	$—	$63,119
Municipal securities	11,706	20	(319)	—	11,407
Residential mortgage-backed securities — agency	61,640	923	(172)	—	62,391

	$137,020	$943	$(1,046)	$—	$136,917

Held-to-Maturity:
Residential mortgage-backed securities — agency	$19,326	$616	$—	$—	$19,942

	$19,326	$616	$—	$—	$19,942

The following table reflects the gross unrealized losses and fair values of investment securities with unrealized losses at June 30, 2010, and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss and temporarily impaired position:

	12 Months or Less		More Than 12 Months
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
(In Thousands)

Available-for-Sale June 30, 2010:
U.S. Government corporations and agencies	$—	$—	$—	$—
Municipal securities	3,939	290	1,150	19
Residential mortgage-backed securities — agency	—	—	—	—

	$3,939	$290	$1,150	$19

Held-to-Maturity June 30, 2010:
Residential mortgage-backed securities — agency	$—	$—	$—	$—

	12 Months or Less		More Than 12 Months
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
	(In Thousands)

Available-for-Sale December 31, 2009:
U.S. Government corporations and agencies	$53,119	$555	$—	$—
Municipal securities	5,690	70	2,363	249
Residential mortgage-backed securities — agency	22,445	172	—	—

	$81,254	$797	$2,363	$249

Held-to-Maturity December 31, 2009:
Residential mortgage-backed securities — agency	$—	$—	$—	$—

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
Two individual investment securities were in a continuous unrealized loss position at June 30, 2010, for up to 28 months. Four individual investment securities were in a continuous unrealized loss position at December 31, 2009, for up to 22 months. All of these investment securities at June 30, 2010, were municipal securities and the unrealized loss positions resulted not from credit quality issues, but from market interest rate increases over the interest rates prevalent at the time the securities were purchased, and are considered temporary. In determining other-than-temporary impairment losses on municipal securities, management primarily considers the credit rating of the municipality itself as the primary source of repayment and secondarily the financial viability of the insurer of the obligation.
Also, as of June 30, 2010, management does not intend to sell the temporarily impaired securities and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost basis. Accordingly, as of June 30, 2010, management believes the impairments detailed in the table above are temporary and no impairment loss has been recognized in the Company’s Consolidated Statements of Operations.

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
Residential Mortgage Loans
The Company typically sells first lien residential mortgage loans to third party investors including Fannie Mae. Certain of these loans are exchanged for cash and servicing rights, which generate servicing assets for the Company. The servicing assets are recorded initially at fair value. All such transfers have been accounted for as sales by the Company. Sales treatment results in a gain or loss, which is recorded in Mortgage Banking Activities in the Consolidated Statement of Operations. As seller, the Company has made certain standard representations and warranties with respect to the originally transferred loans. The Company estimates its reserves under such arrangements predominantly based on prior experience. To date, the Company’s buy-backs have been de minimus. The Company classifies interest rate lock commitments on residential mortgage loans held-for-sale, which are derivatives under SFAS No. 133 now codified in ASC 815-10-15, on a gross basis within other liabilities or other assets. The fair value of these commitments, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on both the Company’s historical data and the current interest rate environment and reflect the Company’s best estimate of the likelihood that a commitment will ultimately result in a closed loan. As a result of the adoption of SAB No. 109, the loan servicing value is also included in the fair value of interest rate lock commitments (“IRLCs”).
SBA Loans
Transfers of SBA loans were executed with third parties. These SBA loans, which are typically partially guaranteed or otherwise credit enhanced, are generally secured by business property such as inventory, equipment, and accounts receivable. As seller, the Company had made certain representations and warranties with respect to the originally transferred loans and the Company has not incurred any material losses with respect to such representations and warranties. Consistent with the updated guidance on accounting for transfers of financial assets, because the Company warrants the borrower will make all scheduled payments for the first 90 days following the sale of certain SBA loans, all sales in the second quarter of 2010 were accounted for as secured borrowings which results in an increase in Cash for the proceeds of the borrowing and an increase in Other Short Term Borrowings on the Consolidated Balance Sheet. No gain or loss is recognized for the proceeds of secured borrowings. When the 90 day warranty period expires, the secured borrowing is reduced, loans are reduced, and a gain or loss on sale is recorded in SBA Lending Activities in the Consolidated Statement of Operations.
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
At June 30, 2010 and 2009, the total fair value of servicing all loans sold, was approximately $3.7 million and $2.8 million, respectively. To estimate the fair values of these servicing assets, consideration was given to dealer indications of market value, where applicable, as well as the results of discounted cash flow models using key assumptions and inputs for prepayment rates, credit losses, and discount rates.

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
In January 2010, the FASB issued ASU 2010-06, an update to ASC 820-10, “Fair Value Measurements”. This update adds a new requirement to disclose transfers in and out of level 1 and level 2, along with the reasons for the transfers, and requires a gross presentation of purchases and sales of level 3 activities. Additionally, the update clarifies that entities provide fair value measurement disclosures for each class of assets and liabilities and that entities provide enhanced disclosures around level 2 valuation techniques and inputs. The Company adopted the disclosure requirements for level 1 and level 2 transfers and the expanded fair value measurement and valuation disclosures effective January 1, 2010. The disclosure requirements for level 3 activities are effective on January 1, 2011. The adoption of the disclosure requirements for level 1 and level 2 transfers and the expanded qualitative disclosures, had no impact on the Company’s financial position and statement of operations. The Company does not expect the adoption of the level 3 disclosure requirements to have an impact on its financial position and statement of operations.
In February 2010, the FASB issued ASU No. 2010-09 an update to “Subsequent Events (Topic 855)” to clarify that an SEC filer must evaluate subsequent events through the date the financial statements are issued. The update removes the requirement for SEC filers to disclose the date through which subsequent events were evaluated. ASU No. 2010-09 was effective upon issuance and was adopted by the Company immediately. This ASU did not have a material impact on the Company’s financial condition and statements of operations.
In April 2010, the FASB issued ASU No. 2010-18 “Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset” which clarifies that modifications of loans that are accounted for within a pool under Subtopic 310-30, which provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition, do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. This ASU is effective for modifications of loans accounted for within pools occurring in the first interim period ending after July 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on its financial position and statement of operations.
In July 2010, the FASB issued ASU No. 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” which amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on its financial position and statement of operations.
12. Subsequent Event
In July 2010, the Company approved the distribution of a stock dividend on August 13, 2010 of one share for every 200 shares owned on the record date of August 3, 2010. The stock dividend has been given retroactive effect in the accompanying consolidated financial statements. Subsequent events have been evaluated through the date the financial statements were filed.

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
The following analysis reviews important factors affecting our financial condition at June 30, 2010, compared to December 31, 2009, and compares the results of operations for the second quarter ended June 30, 2010, and 2009. These comments should be read in conjunction with our consolidated financial statements and accompanying notes appearing in this report and the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2009. All percentage and dollar variances noted in the following analysis are calculated from the balances presented in the accompanying consolidated financial statements.
Forward-Looking Statements
This report on Form 10-Q may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations relating to present or future trends or factors generally affecting the banking industry and specifically affecting our operations, markets and products. Without limiting the foregoing, the words “believes”, “expects”, “anticipates”, “estimates”, “projects”, “intends”, and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon assumptions we believe are reasonable and may relate to, among other things, the deteriorating economy and its impact on operating results and credit quality, the adequacy of the allowance for loan losses, changes in interest rates, and litigation results. These forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those projected for many reasons, including without limitation, changing events and trends that have influenced our assumptions. These trends and events include (1) the impact of current governmental economic and regulatory measures, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the uncertainty of future governmental economic and regulatory measures; (2) the continued uncertainty in general business and economic conditions, both nationally and in our local market, as the impact such economic uncertainty has on real estate values in our lending market and the overall credit quality in our loan portfolio; (3) the restrictions imposed on our operations by the MOU and the terms of the U.S. Treasury Department’s (the “Treasury”) equity investment in us, and the resulting limitations on executive compensation imposed through our participation in the TARP Capital Purchase Program; (4) difficulties in maintaining quality loan growth, particularly in light of the difficulties in the national and local housing market in general and residential construction and new home sales in particular; (5) unique risks associated with our construction and land development loans; (6) our ability to maintain and service relationships with automobile dealers and indirect automobile loan purchasers and our ability to profitably manage changes in our indirect automobile lending operations; (7) the accuracy and completeness of information from customers and our counterparties; (8) greater loan losses than historic levels and an insufficient allowance for loan losses; (9) our liquidity and sources of liquidity; (10) changes in the interest rate environment and their impact on our net interest margin; (11) our ability to raise capital; (12) the volatility and limited trading of our common stock; (13) the impact of dilution on our common stock; (14) the effectiveness of our controls and procedures; (15) our ability to attract and retain skilled people; (16) greater competitive pressures among financial institutions in our market; (17) changes in political, legislative and economic conditions, including inflation or deflation; and (18) failure to achieve the revenue increases expected to result from our investments in our growth strategies, including our branch additions and in our transaction deposit and lending businesses.
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
Our critical accounting policies that are highly dependent on estimates, assumptions, and judgment are substantially unchanged from the descriptions included in the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations
Earnings
For the second quarter of 2010, the Company recorded net income of $4.9 million compared to a net loss of $2.8 million for the second quarter of 2009. Net income (loss) available to common equity was $4.0 million and $(3.6) million for the quarters ended June 30, 2010 and 2009, respectively. Basic and diluted earnings per share for the three months ended June 30, 2010 were $.38 and $.34, respectively, compared to a loss per share (basic and diluted) of $.36 for the three months ended June 30, 2009. The increase in net income for the second quarter when compared to the same period in 2009 was due to a $6.1 million decrease in the provision for loan losses, an increase in net interest income of $4.2 million and a $3.5 million increase in noninterest income. Net income (loss) for the six months ended June 30, 2010 was $5.1 million compared to $(6.2) million for the same period in 2009. Net income (loss) available to common equity was $3.4 million and $(7.8) million for the six month period ended June 30, 2010 and 2009, respectively. Basic and diluted earnings per share for the first six months of 2010 were $.33 and $.29, respectively, compared to a loss per share (basic and diluted) of $.78 for the six months ended June 30, 2009. The increase in net income for the six months ended June 30, 2010 compared to the same period in 2009 was primarily due to the decrease in provision for loan losses which decreased $11.7 million due to continued decreases in the amount of charge-offs for both consumer and construction loans. Net interest income increased as the cost of funds decreased more quickly than the yield on earning assets resulting in improved net interest margin. The Bank also sold investment securities in the second quarter of 2010 for a gain of $2.3 million compared to no sales for the first half of 2009.
Net Interest Income
Net interest income for the second quarter of 2010 increased $4.2 million or 34.8% to $16.2 million when compared to the same period in 2009 due primarily to a decrease of $4.5 million in interest expense. The yield on interest-earning assets for the second quarter of 2010 was 5.51%, a decrease of four basis points when compared to the yield on interest-earning assets for the same period in 2009. The average balance of loans outstanding for the second quarter of 2010 decreased $21.6 million or 1.5% to $1.442 billion when compared to the same period in 2009. The yield on average loans outstanding for the period increased 11 basis points to 6.06% when compared to the same period in 2009 as a result of the effects of a decrease in the level of nonperforming assets from $118.1 million at June 30, 2009 to $82.1 million at June 30, 2010. The average balance of interest-bearing liabilities decreased $37.4 million or 2.3% to $1.569 billion for the second quarter of 2010 while the rate on this average balance decreased 107 basis points to 2.09% when compared to the same period in 2009. The 107 basis point decrease in the cost of interest-bearing liabilities was higher than the four basis point decrease in the yield on interest earning assets, resulting in a 103 basis point increase in net interest spread. Net interest margin increased 95 basis points to 3.67% for the second quarter of 2010 compared to 2.72% for the same period in 2009.
Net interest income for the first six months of 2010 increased $7.8 million to $30.8 million when compared to the same period in 2009. The average balance of interest-earning assets increased by $27.2 million or 1.6% to $1.767 billion for the first six months of 2010, when compared to the same period in 2009. The yield on interest-earning assets for the first half of 2010 was 5.46%, a decrease of 13 basis points when compared to the yield on interest-earning assets for the same period in 2009. The average balance of loans outstanding for the first half of 2010 decreased $37.7 million or 2.6% to $1.419 billion when compared to the same period in 2009. Consumer installment and construction lending had the largest decrease from June 2009 to June 2010 as a result of the recession and stagnant unemployment. The yield on average loans outstanding for the period increased 14 basis points to 6.09% when compared to the same period in 2009 due to reduced nonperforming assets. The average balance of interest-bearing liabilities increased $17.1 million or 1.1% to $1.564 billion for the first half of 2010 while the rate on this average balance decreased 108 basis points to 2.18% when compared to the same period in 2009. The 108 basis point decrease in the cost of interest-bearing liabilities was higher than the 13 basis point decrease in the yield on interest earning assets, resulting in a 95 basis point increase in net interest spread. Net interest margin increased 84 basis points to 3.54% for the first quarter of 2010 compared to 2.70% for the same period in 2009.
The Bank manages its net interest spread and net interest margin based primarily on its loan and deposit pricing. Even with management’s concerted effort to reduce the cost of funds on deposits, the Bank was able to grow its average deposit base compared to both the quarter and the year to date ended June 30, 2009. In addition, there was a shift in the mix of deposits from higher cost certificate of deposits to lower cost savings and money market accounts. Management will continue to review its deposit pricing in 2010 and forecasts a continued decrease to cost of funds as higher priced certificates of deposit and brokered deposits mature and reset to lower interest rates.
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

In determining the appropriate level for the allowance, management ensures that the overall allowance appropriately reflects a margin for the imprecision inherent in most estimates of the range of probable credit losses. This additional amount, if any, is reflected in the overall allowance. Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio at June 30, 2010 (see “Asset Quality”).
The provision for loan losses for the second quarter and the first six months of 2010 was $1.2 million and $5.1 million, respectively, compared to $7.2 million and $16.8 million for the same periods in 2009. The allowance for loan losses as a percentage of loans at June 30, 2010, was 2.07% compared to 2.33% at December 31, 2009, and to 2.79% at June 30, 2009. The decrease in the allowance as a percentage of loans at June 30, 2010, was due to decreased charge-offs in both the residential construction and consumer loan portfolios for the six months ended June 30, 2010, compared to the same period in 2009 as well as management’s assessment of the stabilization in real estate values and the overall improved economy. The ratio of net charge-offs to average loans on an annualized basis for the first six months of 2010 decreased to 1.26% compared to 2.08% for the same period in 2009. The ratio of net charge-offs to average loans for the year ended December 31, 2009, was 2.44%. For the 2.5 year period ended June 30, 2010, net charge-offs were $59.9 million and the Company recorded an aggregate provision for loan losses of $70.5 million. For every dollar of net charge-offs realized, the Company recorded $1.18 in provision. The following schedule summarizes changes in the allowance for loan losses for the periods indicated:

	Six Months Ended		Year Ended
	June 30,		December 31,
	2010	2009	2009
	(Dollars in Thousands)

Balance at beginning of period	$30,072	$33,691	$33,691
Charge-offs:
Commercial, financial and agricultural	79	301	315
SBA	140	519	730
Real estate-construction	4,331	6,651	20,217
Real estate-mortgage	129	190	416
Consumer installment	3,895	6,600	11,622

Total charge-offs	8,574	14,261	33,300

Recoveries:
Commercial, financial and agricultural	2	8	8
SBA	—	5	31
Real estate-construction	108	22	77
Real estate-mortgage	1	—	20
Consumer installment	370	398	745

Total recoveries	481	433	881

Net charge-offs	8,093	13,828	32,419
Provision for loan losses	5,125	16,800	28,800

Balance at end of period	$27,104	$36,663	$30,072

Annualized ratio of net charge-offs to average loans	1.26%	2.08%	2.44%

Allowance for loan losses as a percentage of loans at end of period	2.07%	2.79%	2.33%

Substantially all of the consumer installment loan net charge-offs in the first six months of 2010 and 2009 were from the indirect automobile loan portfolio. Consumer installment loan net charge-offs decreased $2.7 million to $3.5 million for the six months ended June 30, 2010, compared to the same period in 2009. On a quarterly basis, the charge-off trend also shows improvement with net charge-offs of $2.6 million, $2.2 million, $2.5 million, $2.1 million, and $1.4 million for second, third and fourth quarters of 2009, and the first and second quarters of 2010, respectively. The annualized ratio of net charge-offs to average consumer loans outstanding was 1.13% and 1.84% during the first six months of 2010 and 2009, respectively.
Construction loan net charge-offs were $4.2 million in the first six months of 2010 compared to $6.6 million in the same period of 2009. The residential construction markets, while lagging the improvement in the consumer market, are showing some signs of stabilizing. The Bank’s construction nonaccrual loans have shown a positive trend over the past five quarters with a total of $80.0 million, $73.9 million, $56.3 million, $44.3 million and $43.9 million for the quarters ended June 2009 through June 2010, respectively. Management will continue to monitor closely and aggressively address credit quality and trends in the residential construction loan portfolio.
Total delinquent loans outstanding also continue to show a positive trend. Delinquencies were $30.6 million at December 31, 2008, $18.4 million at December 31, 2009, $20.4 million at March 31, 2010 and $8.9 million at June 30, 2010.

Noninterest Income
Noninterest income for the second quarter of 2010 was $11.2 million compared to $7.8 million for the same period in 2009, an increase of $3.5 million for the three month period. For the six months ended June 30, 2010 compared to 2009, noninterest income increased $3.2 million to $17.8 million. The increase was a result of gains on securities sold, higher other income, and higher income from SBA lending activities.
Securities gains increased $2.3 million for the quarter and first six months ended June 30, 2010 compared to the same periods in 2009 because of the sale of $102.8 million in GNMA, FHLMC and FNMA mortgage backed securities during the second quarter of 2010 as management repositioned the investment portfolio as part of the interest rate, cash flow, and capital risk rating strategies.
Other operating income increased $619,000 and $752,000 to $477,000 and $703,000 for the quarter and six months ended June 30, 2010 compared to the same periods in 2009. The increase is a result of higher gains on sale of ORE which increased from a loss of $259,000 and $308,000 for the second quarter and first six months of 2009, respectively, to a gain of $309,000 and $386,000 for the same periods in 2010. The increase is a result of comparatively more stable real estate values particularly in the housing market.
For the second quarter and first six months of 2010 compared to the same periods in 2009, income from SBA lending activities increased $475,000 and $409,000, respectively, due to an increase in the gain on loans sold. SBA loans sold totaled $6.5 million for the second quarter and first six months of 2010, respectively, compared to $4.1 million and $8.9 million sold in the second quarter and first six months of 2009. With the improvement in credit markets, demand for loan sales and therefore the market price and profit on loan sales have improved in 2010.
Noninterest Expense
Noninterest expense was $18.8 million for the second quarter of 2010, compared to $17.5 million for the same period in 2009, an increase of $1.3 million or 7.5%. The increase was a result of higher salaries and benefits expense which increased $1.1 million or 12.0% as a result of the expansion of the mortgage division and an increase in lenders in the SBA, Commercial, Private Banking and Indirect Auto Lending divisions. Other operating expense increased $629,000 or 39.7% due to higher underwriting loan growth in the mortgage division, insurance, related to increased risk premiums, and advertising expenses from an outdoor advertising campaign in 2010. The cost of operation of other real estate increased $418,000 or 21.6% to $2.4 million due primarily to higher foreclosure expenses and write-downs related to ORE. The increase was a result of higher foreclosed assets held by the Bank during 2010. The average ORE balance increased to $25.3 for the second quarter of 2010 compared to $23.0 million for the same period in 2009. These increases were partially offset by lower FDIC insurance premiums, which decreased $675,000 or 43.4% due to the onetime 5 basis point special assessment in the second quarter of 2009.
Noninterest expense was $35.8 million for the first six months of 2010, compared to $31.5 million for the same period in 2009, an increase of $4.3 million or 13.6%. The increase was a result of higher salaries and benefits expense which increased $2.1 million or 12.3% as a result of growth as discussed above. The cost of operation of other real estate increased $1.8 million or 68.4% to $4.5 million due primarily to higher write-downs related to ORE which increased $1.0 million, higher foreclosure expenses which increased $585,000 and increased ORE related taxes and maintenance. Other operating expense increased $569,000 or 16.3% due primarily to higher underwriting and insurance expense.

	Six Months Ended June 30,				Year Ended December 31,
	2010		2009		2009		2008
	$	%	$	%	$	%	$	%
	(Dollars in Thousands)

Writedown of ORE	$2,983	65.9%	$1,979	73.6%	$3,869	56.4%	$2,353	69.2%
ORE real property taxes	386	8.5	259	9.6	631	9.2	365	10.7
Foreclosure expense	762	16.8	177	6.6	1,617	23.6	113	3.3
ORE misc expense	396	8.8	274	10.2	742	10.8	568	16.8

Cost of operation of ORE	$4,527	100.00%	$2,689	100.0%	$6,859	100.0%	$3,399	100.0%

Provision for Income Taxes
The provision for income taxes for both the second quarter and first six months of 2010 was an expense of $2.6 million compared to a benefit of $2.1 million and $4.5 million for the same periods in 2009. The increased income tax expense in 2010 was primarily the result of an increase in income before taxes.
Taxes are accounted for in accordance with ASC 740-10-05. Under the liability method, deferred tax assets and liabilities (“net DTA”) are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A charge to establish a valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) some portion or all of the deferred tax assets will not be realized. All available evidence, both positive and negative, is used in the consideration to determine whether, based on the weight of that evidence will be commensurate with the extent to which it can be objectively verified.
Four sources of taxable income are considered in determining whether a valuation allowance is required, included as set forth within ASC 740: taxable income in prior years, future reversals of existing taxable temporary differences, tax planning strategies and future taxable income. Management has concluded that it will more likely than not realize the benefit of its net DTA as of June 30, 2010 based to a large extent on its reliance on projections of future taxable income. Management believes that sufficient taxable income will be present in near term future periods to fully realize these DTAs.
Management also recognizes that the actual results could not only be impacted by the operational decisions it makes and strategies it pursues, but also by factors beyond its control and that can be difficult to predict such as macro and/or regional economic trends. Management continues to see improvement in certain key drivers of the Company’s operational performance such as credit, pricing, and expenses. However, the general economic conditions, while showing continued signs of improvement, remain adverse with elevated unemployment and uncertainty related to the future interest rate environment and real estate values in its primary markets. As a result, the Company’s net DTA of $11.2 million as of June 30, 2010 could require a partial or full valuation allowance in future periods to the extent future taxable income does not occur at levels sufficient to support the amounts projected to be needed to realize the net DTA and Projections of future taxable income are required to be revised. The deferred tax asset balance was $13.1 million at December 31, 2009 and $16.5 million at June 30, 2009.
Financial Condition
Assets
Total assets were $1.885 billion at June 30, 2010, compared to $1.852 billion at December 31, 2009, an increase of $33.1 million, or 1.8%. This increase was due to a $52.4 million increase in loans held-for-sale, a $27.2 million increase in investments available for sale, and a $19.1 million increase in loans somewhat offset by a $59.9 million decrease in cash and cash equivalents.
Loans held-for-sale increased $52.4 million or 40.0% to $183.7 million at June 30, 2010, compared to December 31, 2009. The increase was due to an increase in mortgage loans held-for-sale as a result of a historic decrease in mortgage interest rates during the second quarter of 2010 and a 33% increase in the number of originators at June 30, 2010 compared to December 31, 2009.
Investment securities available-for-sale increased $27.2 million or 19.9% to $164.1 million at June 30, 2010, compared to December 31, 2009. In the fourth quarter of 2009, the Company completed several investment sales in an effort to extend the maturity of the portfolio, to enact tax strategies and to improve the risk based capital requirement profile of the investment portfolio. In 2010, the Bank continued to implement the strategies begun in the fourth quarter of 2009. Seven agency step-up securities totaling $60.0 million were called. In addition, the Bank sold $102.8 million in agency mortgage-backed securities in 2010. To replace the securities sold and called in 2010, the Bank purchased $196.5 million in new securities including $108.2 million in GNMA securities, $78.4 million in FHLB step-up securities, and $10.0 million in FHLMC securities. These purchases were primarily funded with excess liquidity generated by core deposit growth.

Loans increased $19.1 million to $1.309 billion at June 30, 2010, compared to $1.290 billion at December 31, 2009. The increase in loans was primarily the result of an increase in commercial real estate loans of $29.7 million or 7.3% to $436.0 million and an increase in consumer installment loans of $17.3 million or 2.9% to $615.1 million. Somewhat offsetting these increases was a decrease in real estate construction loans of $26.1 million or 16.8% to $128.7 million. As the recession continued during the first half of 2010, demand for construction loans continued to be limited and the portfolio balance continued to decrease including $10.0 million in loans that were transferred to other real estate.
Cash and cash equivalents decreased $59.9 million or 35.0% to $111.2 million at June 30, 2010, compared to December 31, 2009. This balance varies with the Bank’s liquidity needs and is influenced by scheduled loan closings, investment purchases, timing of customer deposits, and loan sales.
Loans
The following schedule summarizes our total loans at June 30, 2010, and December 31, 2009:

	June 30,	December 31,
	2010	2009
	(In Thousands)

Loans:
Commercial, financial and agricultural	$100,748	$113,604
Tax exempt commercial	5,251	5,350
Real estate — mortgage — commercial	329,996	287,354

Total commercial	435,995	406,308
Real estate — construction	128,735	154,785
Real estate — mortgage — residential	129,177	130,984
Consumer installment	615,084	597,782

Loans	1,308,991	1,289,859
Allowance for loan losses	(27,104)	(30,072)

Loans, net of allowance	$1,281,887	$1,259,787

Total Loans:
Loans	$1,308,991	$1,289,859
Loans Held-for-Sale:
Residential mortgage	134,962	80,869
Consumer installment	30,000	30,000
SBA	18,710	20,362

Total loans held-for-sale	183,672	131,231

Total loans	$1,492,663	$1,421,090

Asset Quality
The following schedule summarizes our asset quality at June 30, 2010, and December 31, 2009:

	June 30,		December 31,
	2010		2009
	(Dollars in Thousands)

Nonperforming assets:
Nonaccrual loans	$58,588		$69,743
Repossessions	1,304		1,393
Other real estate	22,225		21,780

Total nonperforming assets	$82,117		$92,916

Includes SBA guaranteed loans of approximately	$6,100		$4,500

Loans 90 days past due and still accruing	$—		$—

Allowance for loan losses	$27,104		$30,072

Ratio of loans past due and still accruing to loans	—%		—%

Ratio of nonperforming assets to total loans, ORE, and repossessions	5.42%		6.43%

Allowance to period-end loans	2.07%		2.33%

Allowance to nonaccrual loans and repossessions (coverage ratio)	.45	x	.42	x

The decrease in nonperforming assets, approximately 95.5% of which totals are secured by real estate, from December 31, 2009 to June 30, 2010, reflects a $11.2 million reduction in nonaccrual loans as a result of charge-offs and principal paydowns.
The $58.6 million in nonaccrual loans at June 30, 2010, included $43.9 million in residential construction related loans, $10.6 million in commercial and SBA loans and $4.1 million in retail and consumer loans. Of the $43.9 million in residential construction related loans on nonaccrual, $22.4 million was related to 102 single family construction loans with completed homes and homes in various stages of completion, $18.5 million was related to 333 single family developed lots, and $3.0 million related to other loans.
The $22.2 million in other real estate at June 30, 2010, was made up of four commercial properties with a balance of $3.1 million and the remainder were residential construction related balances which consisted of $7.2 million in 59 residential single family homes completed or substantially completed, $11.4 million in 363 single family developed lots, and $556,000 in one parcel of undeveloped land.
Investment Securities
Total unrealized gains on investment securities available-for-sale, net of unrealized losses of $309,000, were $2.0 million at June 30, 2010. Total unrealized losses on investment securities available-for-sale, net of unrealized gains of $942,000, were $103,000 at December 31, 2009. Net unrealized gains on investment securities available-for-sale increased $2.1 million during the first six months of 2010.
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
Two individual investment securities were in a continuous unrealized loss position in excess of 12 months at June 30, 2010, with an aggregate unrealized loss of $18,000. These securities were municipal securities and the unrealized loss positions resulted not from credit quality issues, but from market interest rate increases over the interest rates prevalent at the time the securities were purchased, and are considered temporary, with full collection of principal and interest anticipated.
Also, as of June 30, 2010, management does not intend to sell the temporarily impaired securities and it is not more likely than not that the Company will have to sell the securities before recovery of the amortized cost basis. Accordingly, as of June 30, 2010, management believes the impairments discussed above are temporary and no impairment loss has been recognized in our Consolidated Statements of Operations.
Deposits

	June 30,		December 31,		June 30,
	2010		2009		2009
	$	%	$	%	$	%
	(Dollars in Millions)

Core deposits(1)	$1,244.8	79.6%	$1,194.3	77.0%	$1,117.5	71.4%
Time deposits greater than $100,000	211.6	13.5	257.4	16.6	319.5	20.4
Brokered deposits	107.2	6.9	99.0	6.4	128.9	8.2

Total deposits	$1,563.6	100.0%	$1,550.7	100.0%	$1,565.9	100.0%

(1)	Core deposits include noninterest-bearing demand, money market and interest-bearing demand, savings deposits, and time deposits less than $100,000.
Total deposits at June 30, 2010, were $1.564 billion compared to $1.551 billion at December 31, 2009, a $12.9 million or .8% increase. Along with the increase in total deposits, the designed change to the deposit mix and interest rate paid on deposits demonstrates the Company’s commitment to improved net interest margin and liquidity. Interest-bearing demand and money market accounts increased $84.5 million or 33.5% to $337.0 million. Noninterest-bearing demand deposits increased $15.4 million or 9.8% to $172.9 million. Savings deposits decreased $5.3 million or 1.2% to $435.3 million. Other time deposits decreased $35.8 million or 8.1% to $406.9 million. Time deposits greater than $100,000 decreased $45.9 million or 17.8% to $211.6 million. Savings accounts decreased due to fluctuations in balances at quarter end. Noninterest-bearing demand accounts increased primarily due to higher business account balances in response to unlimited protection from the FDIC under the Temporary Liquidity Guarantee Program. Interest-bearing demand and money market account balances increased as a result of an advertising campaign for our promotional rate money market accounts. Time deposits greater than $100,000 and other time deposits decreased as management allowed higher cost maturities to go unreplaced as a result of improved liquidity from higher transactional deposits.

Subordinated Debt
The Company has five unconsolidated business trust (“trust preferred”) subsidiaries that are variable interest entities. The Company’s subordinated debt consists of the outstanding obligations of the five trust preferred issues and the amounts to fund the investments in the common stock of those entities.
The following schedule summarizes our subordinated debt at June 30, 2010:

		Subordinated
Type	Issued(1)	Debt	Interest Rate
	(Dollars in Thousands)

Trust Preferred	March 8, 2000	$10,825	Fixed @ 10.875%
Trust Preferred	July 19, 2000	10,309	Fixed @ 11.045%
Trust Preferred	June 26, 2003	15,464	Variable @ 3.64% (2)
Trust Preferred	March 17, 2005	10,310	Variable @ 2.43%(3)
Trust Preferred	August 20, 2007	20,619	Fixed @ 6.620%(4)

		$67,527

(1)	Each trust preferred security has a final maturity thirty years from the date of issuance.

(2)	Reprices quarterly at a rate 310 basis points over three month LIBOR and is subject to refinancing or repayment at par with regulatory approval.

(3)	Reprices quarterly at a rate 189 basis points over three month LIBOR.

(4)	Five year fixed rate, and then reprices quarterly at a rate 140 basis points over three month LIBOR.
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

In addition to the ability to increase brokered deposits and retail deposits, as of June 30, 2010, we had the following sources of available unused liquidity:

June 30, 2010
(In Thousands)

Unpledged securities	$50,000
FHLB advances	20,000
FRB lines	185,000
Unsecured Federal funds lines	32,000
Additional FRB line based on eligible but unpledged collateral	188,000

Total sources of available unused liquidity	$475,000

The Company’s net liquid asset ratio, defined as federal funds sold, investments maturing within 30 days, unpledged securities, available unsecured federal funds lines of credit, FHLB borrowing capacity and available brokered certificates of deposit divided by total assets was 15.3% at June 30, 2009, 18.8% at December 31, 2009 and 16.6% at June 30, 2010.
Shareholders’ Equity
Shareholders’ equity was $137.1 million at June 30, 2010, and $129.7 million at December 31, 2009. Shareholders’ equity as a percent of total assets was 7.28% at June 30, 2010, compared to 7.00% at December 31, 2009. The increase in shareholders’ equity in the first six months of 2010 was primarily the result of net income and the issuance of common stock during the quarter.
At June 30, 2010, and December 31, 2009, the Company exceeded all minimum capital ratios required by the FRB, as reflected in the following schedule:

	FRB Minimum
Capital Ratios:	Capital Ratio	June 30, 2010	December 31, 2009

Leverage	4.00%	9.49%	9.03%
Risk-Based Capital
Tier I	4.00	11.56	11.25
Total	8.00	14.13	13.98
The following table sets forth the capital requirements for the Bank under FDIC regulations and the Bank’s capital ratios at June 30, 2010, and December 31, 2009, respectively:

	FDIC Regulations
Capital Ratios:	Well Capitalized		June 30, 2010	December 31, 2009

Leverage	5.00	%(1)	9.57%	9.27%
Risk-Based Capital
Tier I	6.00		11.66	11.55
Total	10.00		13.57	13.48

(1)	8% required by memoranda of understanding.
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
During the first six months of 2010 and 2009, we did not pay any cash dividends on our common stock. In July 2010, the Company approved the distribution of a stock dividend on August 13, 2010 of one share for every 200 shares owned on the record date. Dividends for the remainder of 2010 will be reviewed quarterly, with the declared and paid dividend consistent with current earnings, capital requirements and forecasts of future earnings.
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
Interest rate sensitivity analysis, referred to as equity at risk, is used to measure our interest rate risk by computing estimated changes in earnings and the net present value of our cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net present value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in the market risk sensitive instruments in the event of a sudden and sustained 200, 300 and 400 basis point increase or decrease in market interest rates.
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
The interest rate sensitivity structure within our balance sheet at June 30, 2010, indicated a cumulative net interest sensitivity asset gap of 13.58% when projecting out one year. When projecting forward six months, there was a cumulative net interest sensitivity asset gap of 18.20%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. Our policy states that the cumulative gap at six months and one year should generally not exceed 15% and 10%, respectively. The primary reason the Bank exceeded the policy for six months and one year is the temporary growth of the mortgage loans held-for-sale portfolio. As this balance returns to more normal levels, the Bank will be within the guidelines.
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
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the six months ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to claims and lawsuits arising in the course of normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of June 30, 2010, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our results of operations or financial condition.
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

Item 6. Exhibits
(a) Exhibits. The following exhibits are filed as part of this Report.

3	(a)
Amended and Restated Articles of Incorporation of Fidelity Southern Corporation, as amended effective December 16, 2008 (incorporated by reference from Exhibit 3(a) to Fidelity Southern Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009)

3	(b)
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

FIDELITY SOUTHERN CORPORATION
(Registrant)
Date: August 6, 2010	BY:	/s/ James B. Miller, Jr.
James B. Miller, Jr.
Chief Executive Officer

Date: August 6, 2010	BY:	/s/ Stephen H. Brolly
Stephen H. Brolly
Chief Financial Officer