Form 10-Q
period 2010-09-30
FIDELITY SOUTHERN CORP
filed 2010-11-08
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a Smaller Reporting Company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 31, 2010

Common Stock, no par value	10,660,024

FIDELITY SOUTHERN CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2010	2009
	(Dollars in Thousands)

Assets
Cash and due from banks	$65,717	$168,766
Interest-bearing deposits with banks	1,644	1,926
Federal funds sold	642	428

Cash and cash equivalents	68,003	171,120
Investment securities available-for-sale (amortized cost of $150,067 and $137,020 at September 30, 2010, and December 31, 2009, respectively)	152,572	136,917
Investment securities held-to-maturity (approximate fair value of $16,613 and $19,942 at September 30, 2010, and December 31, 2009, respectively)	15,689	19,326
Investment in FHLB stock	6,542	6,767
Loans held-for-sale (loans at fair value: $138,150 at September 30, 2010; $80,869 at December 31, 2009)	186,494	131,231
Loans	1,355,248	1,289,859
Allowance for loan losses	(28,293)	(30,072)

Loans, net of allowance for loan losses	1,326,955	1,259,787
Premises and equipment, net	19,229	18,092
Other real estate, net	21,252	21,780
Accrued interest receivable	8,148	7,832
Bank owned life insurance	29,967	29,058
Other assets	44,367	49,610

Total Assets	$1,879,218	$1,851,520

Liabilities
Deposits:
Noninterest-bearing demand deposits	$186,112	$157,511
Interest-bearing deposits:
Demand and money market	429,133	252,493
Savings	367,402	440,596
Time deposits, $100,000 and over	208,853	257,450
Other time deposits	369,674	442,675

Total deposits	1,561,174	1,550,725
Other short-term borrowings	22,715	41,870
Subordinated debt	67,527	67,527
Other long-term debt	75,000	50,000
Accrued interest payable	2,671	4,504
Other liabilities	11,116	7,209

Total liabilities	1,740,203	1,721,835

Shareholders’ Equity
Preferred stock, no par value. Authorized 10,000,000; 48,200 shares issued and outstanding.	45,358	44,696
Common stock, no par value. Authorized 50,000,000; issued and outstanding 10,658,913 and 10,169,347 at September 30, 2010, and December 31, 2009.	56,541	53,342
Accumulated other comprehensive income (loss), net of taxes	1,553	(64)
Retained earnings	35,563	31,711

Total shareholders’ equity	139,015	129,685

Total liabilities and shareholders’ equity	$1,879,218	$1,851,520

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in Thousands, except per share data)

Interest income
Loans, including fees	$64,886	$65,112	$22,068	$22,208
Investment securities	6,350	7,896	1,602	2,824
Federal funds sold and bank deposits	149	106	43	44

Total interest income	71,385	73,114	23,713	25,076

Interest expense
Deposits	18,732	30,648	5,507	9,478
Short-term borrowings	898	422	185	44
Subordinated debt	3,378	3,527	1,138	1,143
Other long-term debt	1,135	1,672	446	610

Total interest expense	24,143	36,269	7,276	11,275

Net interest income	47,242	36,845	16,437	13,801
Provision for loan losses	10,150	21,300	5,025	4,500

Net interest income after provision for loan losses	37,092	15,545	11,412	9,301

Noninterest income
Service charges on deposit accounts	3,291	3,264	1,072	1,138
Other fees and charges	1,596	1,486	553	509
Mortgage banking activities	14,842	11,338	7,042	3,081
Indirect lending activities	3,397	3,237	1,200	1,042
SBA lending activities	1,797	584	951	147
Securities gains	2,291	519	—	519
Bank owned life insurance	980	948	324	321
Other	1,122	412	419	461

Total noninterest income	29,316	21,788	11,561	7,218

Noninterest expense
Salaries and employee benefits	30,634	24,969	11,729	8,127
Furniture and equipment	2,002	2,055	684	709
Net occupancy	3,374	3,296	1,159	1,114
Communication	1,390	1,195	471	430
Professional and other services	3,391	3,628	1,279	1,292
Cost of operation of other real estate	5,939	4,829	1,412	562
FDIC insurance premiums	2,657	2,756	890	877
Other	6,409	5,263	2,355	3,356

Total noninterest expense	55,796	47,991	19,979	16,467

Income (loss) before income tax benefit	10,612	(10,658)	2,994	52
Income tax expense (benefit)	3,467	(4,875)	913	(346)

Net income (loss)	7,145	(5,783)	2,081	398
Preferred stock dividends	(2,469)	(2,469)	(823)	(823)

Net income (loss) available to common equity	4,676	$(8,252)	$1,258	$(425)

Earnings (loss) per share:
Basic earnings (loss) per share	$.44	$(.81)	$.12	$(.04)

Diluted earnings (loss) per share	$.39	$(.81)	$.10	$(.04)

Weighted average common shares outstanding-basic	10,579,438	10,132,761	10,708,885	10,195,342

Weighted average common shares outstanding-fully diluted	11,878,586	10,132,761	12,073,391	10,195,342

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2010	2009
	(In Thousands)

Operating Activities
Net income (loss)	$7,145	$(5,783)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for loan losses	10,150	21,300
Depreciation and amortization of premises and equipment	1,344	1,445
Other amortization	1,372	617
Reserve for impairment of other real estate	3,588	3,138
Share-based compensation	82	181
Proceeds from sales of loans	829,134	640,887
Proceeds from sales of other real estate	10,118	12,624
Loans originated for resale	(874,641)	(704,106)
Gain on loan sales	(9,756)	(5,986)
Gain on sales of investment securities	(2,291)	(519)
(Gain) loss on sales of other real estate	(541)	50
Increase in cash value of bank owned life insurance	(909)	(877)
Net (increase) decrease in deferred income taxes	(2,097)	1,609
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(316)	39
Other assets	5,759	(6,045)
Accrued interest payable	(1,833)	(2,719)
Other liabilities	3,907	1,771

Net cash used in operating activities	(19,785)	(42,374)

Investing Activities
Purchases of investment securities available-for-sale	(230,141)	(149,236)
Purchases of investment in FHLB stock	(90)	(1,485)
Proceeds from sale of investment securities held-for-sale	94,676	26,069
Maturities and calls of investment securities held-to-maturity	3,643	4,350
Maturities and calls of investment securities available-for-sale	123,921	32,048
Redemption of investment in FHLB stock	315	—
Net (increase) decrease in loans	(89,605)	33,102
Capital improvements to other real estate	(350)	(398)
Purchases of premises and equipment	(2,481)	(497)

Net cash used in investing activities	(100,112)	(56,047)

Financing Activities
Net increase in transactional accounts	132,047	275,448
Net decrease in time deposits	(121,598)	(111,609)
Proceeds of issuance of other long-term debt	25,000	30,000
Repayment of other long-term debt	—	(2,500)
Net decrease in short-term borrowings	(19,155)	(36,756)
Dividends paid	(6)	(2)
Proceeds from the issuance of common stock	2,299	478
Preferred stock dividends paid	(1,807)	(1,580)

Net cash provided by financing activities	16,780	153,479

Net (decrease) increase in cash and cash equivalents	(103,117)	55,058

Cash and cash equivalents, beginning of period	171,120	92,025

Cash and cash equivalents, end of period	$68,003	$147,083

Supplemental disclosures of cash flow information:
Cash paid (refunded) during the period for:
Interest	$25,976	$38,988

Income taxes	$2,278	$(3,316)

Non-cash transfers to other real estate	$12,287	$21,590

Stock dividend	$818	$265

Accrued but unpaid dividend on preferred stock	$308	$308

Accretion on U.S. Treasury preferred stock	$662	$662

Loans transferred from held-for-sale	$3,884	$—

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2010
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
In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. All such adjustments are normal recurring accruals. Certain previously reported amounts have been reclassified to conform to current presentation. These reclassifications had no impact on previously reported net income, or shareholders’ equity or cash flows. The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There were no new accounting policies or changes to existing policies adopted in the first nine months of 2010, which had a significant effect on the results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.
Operating results for the nine month period ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and Annual Report to Shareholders for the year ended December 31, 2009.
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
The FRB, FDIC, and GDBF have established capital adequacy requirements as a function of their oversight of bank holding companies and state chartered banks. Each bank holding company and each bank must maintain certain minimum capital ratios. At September 30, 2010, and December 31, 2009, the Company exceeded all capital ratios required by the FRB, FDIC, and GDBF to be considered well capitalized. In addition, the Bank’s Tier 1 leverage ratio of 9.75% exceeded the 8% minimum required by memoranda of understanding executed in 2009 between FSC, the Bank, the FDIC, the FRB, and the GDBF.

Earnings per share were calculated as follows:

	For the Quarter Ended September 30,
	2010	2009
	(Dollars in Thousands, except per share data)

Net income	$2,081	$398
Less dividends on preferred stock and accretion of discount	(823)	(823)

Net income (loss) available to common equity	$1,258	$(425)

Average common shares outstanding	10,550	9,895
Effect of stock dividends	159	300

Average common shares outstanding — basic	10,709	10,195

Dilutive stock options and warrants	1,364	—

Average common shares outstanding — dilutive	12,073	10,195

Earnings (loss) per share — basic	$.12	$(.04)
Earnings (loss) per share — dilutive	$.10	$(.04)

	For the Nine Months Ended September 30,
	2010	2009
	(Dollars in Thousands, except per share data)

Net income (loss)	$7,145	$(5,783)
Less dividends on preferred stock and accretion of discount	(2,469)	(2,469)

Net income (loss) available to common equity	$4,676	$(8,252)

Average common shares outstanding	10,422	9,785
Effect of stock dividends	157	348

Average common shares outstanding — basic	10,579	10,133

Dilutive stock options and warrants	1,300	—

Average common shares outstanding — dilutive	11,879	10,133

Earnings (loss) per share — basic	$.44	$(.81)
Earnings (loss) per share — dilutive	$.39	$(.81)
Average number of shares for 2010 includes participating securities related to unvested restricted stock awards.
3. Contingencies
Due to the nature of their activities, the Company and its subsidiaries are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of September 30, 2010. While it is difficult to predict or determine the outcome of these proceedings, it is the opinion of management, after consultation with its legal counsel, that the ultimate liabilities, if any, will not have a material adverse impact on the Company’s consolidated results of operations, financial position, or cash flows.
4. Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), related to unrealized gains and losses on investment securities classified as available-for-sale. All other comprehensive income (loss) items are tax effected at a rate of 38% for each period.
During the third quarter and first nine months of 2010, other comprehensive income net of tax was $292,000 and $1.6 million, respectively. Other comprehensive income, net of tax, was $2.4 million for the comparable periods in 2009. Comprehensive income for the third quarter and first nine months of 2010 was $2.4 million and $8.8 million compared to comprehensive income (loss) of $2.8 million and $(3.4) million for the same period in 2009.

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
The Fidelity Southern Corporation Equity Incentive Plan (the “2006 Incentive Plan”), permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other incentive awards (“Incentive Awards”). The maximum number of shares of the Company’s common stock that may be issued under the 2006 Incentive Plan is 750,000 shares, all of which may be stock options. Generally, no award shall be exercisable or become vested or payable more than 10 years after the date of grant. Options granted under the 2006 Incentive Plan have four year terms and become fully exercisable at the end of three years of continued employment. Incentive awards available under the 2006 Incentive Plan totaled 153,327 shares at September 30, 2010.
In the first quarter of 2010, FSC granted 154,078 restricted shares of common stock under the 2006 Equity Incentive Plan to certain employees. The stock was granted at $4.50 per share, vests 40% over two years and then 20% per year through five years and will be fully vested after January 22, 2015. The restricted stock is subject to section 111 of the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009 and regulations issued by the Department of the Treasury. At September 30, 2010, there was $589,000 in remaining unrecognized compensation cost related to the restricted stock.
A summary of option activity as of September 30, 2010, and changes during the nine month period then ended is presented below:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	share	Exercise	Contractual	Intrinsic
	options	Price	Terms	Value

Outstanding at January 1, 2010	494,405	$8.59
Granted	—	—
Exercised	—	—
Forfeited	1,666	4.60

Outstanding at September 30, 2010	492,739	$8.60	2.16 years	$—

Exercisable at September 30, 2010	376,072	$9.84	1.95 years	$—

Share-based compensation expense was not significant for the three month and nine month periods ended September 30, 2010.
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
In accordance with SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” which is now codified in ASC 825-10-25, the Company has elected to record newly originated mortgage loans held-for-sale at fair value. The following is a description of mortgage loans held-for-sale as of September 30, 2010, for which fair value has been elected, including the specific reasons for electing fair value and the strategies for managing these assets on a fair value basis.
Mortgage Loans Held-for-Sale
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
The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumptions used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument. Because mortgage loans held-for-sale are sold within a few weeks of origination, it is unlikely to demonstrate any of the credit weaknesses discussed above and as a result, there were no credit related adjustments to fair value at September 30, 2010.

The following tables present financial assets measured at fair value at September 30, 2010, and December 31, 2009 on a recurring basis and the change in fair value for those specific financial instruments in which fair value has been elected at September 30, 2010 and 2009. The changes in the fair value of economic hedges were also recorded in mortgage banking activities and are designed to partially offset the change in fair value of the mortgage loans held-for-sale and interest rate lock commitments referenced in the tables below.

		Fair Value Measurements at
		September 30, 2010
	Assets	Quoted Prices	Significant
	Measured at	in Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)

Debt securities issued by U.S. Government corporations and agencies	$31,671	$—	$31,671	$—
Debt securities issued by states and political subdivisions	11,794	—	11,795	—
Residential mortgage-backed securities — Agency	109,107	—	109,106	—
Mortgage loans held-for-sale	138,150	—	138,150	—
Other Assets(1)	2,768	—	—	2,768
Other Liabilities(1)	714	—	—	714

(1)	This amount includes mortgage related interest rate lock commitments and derivative financial instruments to hedge interest rate risk. Interest rate lock commitments were recorded on a gross basis.

		Fair Value Measurements at
		December 31, 2009
	Assets	Quoted Prices	Significant
	Measured at	in Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)

Debt securities issued by U.S. Government corporations and agencies	$63,119	$—	$63,119	$—
Debt securities issued by states and political subdivisions	11,407	—	11,407	—
Residential mortgage-backed securities — Agency	62,391	—	62,391	—
Mortgage loans held-for-sale	80,869	—	80,869	—
Other Assets(1)	1,778	—	—	1,778
Other Liabilities(1)	55	—	—	55

(1)	This amount includes mortgage related interest rate lock commitments and derivative financial instruments to hedge interest rate risk. Interest rate lock commitments were recorded on a gross basis.

	For Items Measured at Fair Value Pursuant to
	Election of the Fair Value Option: Fair Value Gain
	(Loss) related to Mortgage Banking Activities for
	the Three Months Ended
	September 30, 2010	September 30, 2009
	(In Thousands)

Mortgage loans held-for-sale	$(1,262)	$2,522

	For Items Measured at Fair Value Pursuant to
	Election of the Fair Value Option: Fair Value Gain
	(Loss) related to Mortgage Banking Activities for
	the Nine Months Ended
	September 30, 2010	September 30, 2009
	(In Thousands)

Mortgage loans held-for-sale	$2,365	$1,609
The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) during the three and nine months ended September 30, 2010 and 2009.

	Other	Other
	Assets(1)	Liabilities(1)
	(In Thousands)

Beginning Balance July 1, 2010	$2,447	$(2,714)

Total gains (losses) included in earnings:(2)
Issuances	2,768	(714)
Settlements and closed loans	(1,864)	2
Expirations	(583)	2,712
Total gains (losses) included in other comprehensive income	—	—

Ending Balance September 30, 2010 (3)	$2,768	$(714)

(1)	Includes mortgage related interest rate lock commitments and derivative financial instruments entered into to hedge interest rate risk.

(2)	Amounts included in earnings are recorded in mortgage banking activities.

(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.

	Other	Other
	Assets(1)	Liabilities(1)
	(In Thousands)

Beginning Balance January 1, 2010	$1,778	$(55)

Total gains (losses) included in earnings:(2)
Issuances	6,503	(3,465)
Settlements and closed loans	(2,524)	48
Expirations	(2,989)	2,758
Total gains (losses) included in other comprehensive income	—	—

Ending Balance September 30, 2010(3)	$2,768	$(714)

(1)	Includes mortgage related interest rate lock commitments and derivative financial instruments entered into to hedge interest rate risk.

(2)	Amounts included in earnings are recorded in mortgage banking activities.

(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.

	Other	Other
	Assets(1)	Liabilities(1)
	(In Thousands)

Beginning Balance July 1, 2009	$2,220	$(33)

Total gains (losses) included in earnings:(2)
Issuances	855	(1,186)
Settlements and closed loans	(300)	3
Expirations	(1,920)	30
Total gains (losses) included in other comprehensive income	—	—

Ending Balance September 30, 2009(3)	$855	$(1,186)

(1)	Includes mortgage related interest rate lock commitments and derivative financial instruments entered into to hedge interest rate risk.

(2)	Amounts included in earnings are recorded in mortgage banking activities.

(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.

	Other	Other
	Assets(1)	Liabilities(1)
	(In Thousands)

Beginning Balance January 1, 2009	$—	$—

Total gains (losses) included in earnings:(2)
Issuances	4,343	(1,686)
Settlements and closed loans	(1,090)	3
Expirations	(2,398)	497
Total gains (losses) included in other comprehensive income	—	—

Ending Balance September 30, 2009(3)	$855	$(1,186)

(1)	Includes mortgage related interest rate lock commitments and derivative financial instruments entered into to hedge interest rate risk.

(2)	Amounts included in earnings are recorded in mortgage banking activities.

(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.
The following tables present the assets that are measured at fair value on a non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial position at September 30, 2010 and December 31, 2009.

	Fair Value Measurements at September 30, 2010
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
		Identical Assets	Observable	Inputs	Valuation
	Total	Level 1	Inputs Level 2	Level 3	Allowance
	(In Thousands)

Impaired loans	$38,507	$—	$—	$38,507	$(3,299)
ORE	21,252	—	—	21,252	(3,588)
Mortgage servicing rights	2,832	—	—	2,832	(222)
SBA Servicing rights	2,686	—	—	2,686	(183)

	Fair Value Measurements at December 31, 2009
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
		Identical Assets	Observable	Inputs	Valuation
	Total	Level 1	Inputs Level 2	Level 3	Allowance
	(In Thousands)

SBA loans held-for-sale	$4,807	$—	$—	$4,807	$(87)
Impaired loans	75,971	—	—	75,971	(6,038)
ORE	21,780	—	—	21,780	(3,975)
Mortgage servicing rights	875	—	—	875	(83)

SBA loans held-for-sale are measured at the lower of cost or fair value. Fair value is based on recent trades for similar loan pools as well as offering prices for similar assets provided by buyers in the SBA secondary market. If the cost of a loan is determined to be greater than the fair value of similar loans, the impairment is recorded by the establishment of a reserve to reduce the value of the loan. There were no impaired SBA loans held-for-sale at September 30, 2010.
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
SBA servicing rights are initially recorded at fair value when loans are sold service retained. These assets are then amortized in proportion to and over the period of estimated net servicing income. On a monthly basis these servicing assets are assessed for impairment based on fair value. Management determines fair value by stratifying the servicing portfolio into homogeneous subsets with unique behavior characteristics, converting those characteristics into income and expense streams, adjusting those streams for prepayments, present valuing the adjusted streams, and combining the present values into a total. If the cost basis of any loan stratification tranche is higher than the present value of the tranche, an impairment is recorded.
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
The following tables present the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held-for-sale for which the fair value option has been elected as of September 30, 2010 and December 31, 2009. The tables also include the difference between aggregate fair value and the aggregate unpaid principal balance of loans that are 90 days or more past due, as well as loans in nonaccrual status.

Aggregate Unpaid
	Aggregate Fair Value	Principal Balance Under	Fair Value Over
	September 30, 2010	FVO September 30, 2010	Unpaid Principal
(In Thousands)

Loans held-for-sale	$138,150	$135,545	$2,605
Past due loans of 90+ days	—	—	—
Nonaccrual loans	—	—	—

		Aggregate Unpaid	Fair Value
	Aggregate Fair Value	Principal Balance Under	Over/(Under)
	December 31, 2009	FVO December 31, 2009	Unpaid Principal
(In Thousands)

Loans held-for-sale	$80,869	$80,629	$240
Past due loans of 90+ days	—	—	—
Nonaccrual loans	—	—	—

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

	September 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)

Financial Instruments (Assets):
Cash and due from banks	$67,361	$67,361	$170,692	$170,692
Federal funds sold	642	642	428	428
Investment securities available-for-sale	152,572	152,572	136,917	136,917
Investment securities held-to-maturity	15,689	16,613	19,326	19,942
Investment in FHLB stock	6,542	6,542	6,767	6,767
Total loans	1,513,449	1,400,064	1,391,018	1,283,330

Total financial instruments (assets)	1,756,255	$1,643,794	1,725,148	$1,618,076

Non-financial instruments (assets)	122,963		126,372

Total assets	$1,879,218		$1,851,520

Financial Instruments (Liabilities):
Noninterest-bearing demand deposits	$186,112	$186,112	$157,511	$157,511
Interest-bearing deposits	1,375,062	1,381,241	1,393,214	1,402,637

Total deposits	1,561,174	1,567,353	1,550,725	1,560,148
Short-term borrowings	22,715	22,715	41,870	41,143
Subordinated debt	67,527	59,985	67,527	60,573
Other long-term debt	75,000	75,443	50,000	51,017

Total financial instruments (liabilities)	1,726,416	$1,725,496	1,710,122	$1,712,881

Non-financial instruments (liabilities and shareholders’ equity)	152,802		141,398

Total liabilities and shareholders’ equity	$1,879,218		$1,851,520

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
For off-balance sheet instruments, fair values are based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing for loan commitments and letters of credit. Fees related to these instruments were immaterial at September 30, 2010, and December 31, 2009, and the carrying amounts represent a reasonable approximation of their fair values. Loan commitments, letters and lines of credit, and similar obligations typically have variable interest rates and clauses that deny funding if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the foregoing schedule.
This presentation excludes certain nonfinancial instruments. The disclosures also do not include certain intangible assets, such as customer relationships, and deposit base intangibles. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.
7. Derivative Financial Instruments
The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. The risk management program includes the use of forward contracts and other derivatives that are recorded in the financial statements at fair value and are used to offset changes in value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts to economically hedge risks associated with overall price risk related to IRLCs and mortgage loans held-for-sale carried at fair value under ASC 825-10-25. Fair value changes occur as a result of interest rate movements as well as changes in the value of the associated servicing. Derivative instruments used include forward sale commitments and IRLCs. All derivatives are carried at fair value in the Consolidated Balance Sheets in other assets or other liabilities. A gross gain of $990,000 and a gross loss of $659,000 for the first nine months of 2010 associated with the forward sales commitments and IRLCs are recorded in the Consolidated Statements of Operations in mortgage banking activities.
The Company’s risk management derivatives are based on underlying risks primarily related to interest rates and forward sales commitments. Forwards are contracts for the delayed delivery or net settlement of an underlying instrument, such as a mortgage loan, in which the seller agrees to deliver on a specified future date, either a specified instrument at a specified price or yield or the net cash equivalent of an underlying instrument. These hedges are used to preserve the Company’s position relative to future sales of loans to third parties in an effort to minimize the volatility of the expected gain on sale from changes in interest rate and the associated pricing changes.
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
The Company’s derivative positions as of September 30, 2010, were as follows:

Contract or Notional
Amount
(In Thousands)

Forward rate commitments	$270,519
Interest rate lock commitments	140,008

Total derivatives contracts	$410,527

8. Investments
Investment securities at September 30, 2010, and December 31, 2009, are summarized as follows:

	September 30, 2010		December 31, 2009
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
	(In Thousands)

Available-for-Sale:
Obligations of U.S. Government corporations and agencies:
Due in less than one year	$15,000	$15,083	$28,674	$28,351
Due after one year through five years	16,135	16,588	35,000	34,768

Municipal securities:
Due after one year through five years	5,592	5,708	3,816	3,765
Due five years through ten years	6,113	6,086	6,144	6,090
Due after ten years	—	—	1,746	1,552

Residential mortgage-backed securities-agency:
Due after one year through five years	105,660	107,524	32,452	33,247
Due five years through ten years	1,567	1,583	29,188	29,144

	$150,067	$152,572	$137,020	$136,917

Held-to-Maturity:
Residential mortgage-backed securities-agency:
Due in less than one year	$2,012	$2,044	$—	$—
Due after one year through five years	13,677	14,569	19,326	19,942

	$15,689	$16,613	$19,326	$19,942

The Bank sold 16 securities held-for-sale totaling $98.3 million during the nine months ended September 30, 2010. Proceeds received were $100.6 million for a gross gain of $2.3 million. Four securities held-for-sale totaling $15.5 million were sold during the nine months ended September 30, 2009. Proceeds received were $16.1 million for a gross gain of $519,000. The Bank had 14 securities for a total of $110.7 million called during the nine months ended September 30, 2010. There were no securities called for the nine months ended September 30, 2009. There were no investments held in trading accounts during 2010 and 2009.

	September 30, 2010
		Gross	Gross	Other than
	Amortized	Unrealized	Unrealized	Temporary	Fair
	Cost	Gains	Losses	Impairment	Value
	(In Thousands)

Available-for-Sale:
Obligations of U.S. Government corporations and agencies	$31,135	$536	$—	$—	$31,671
Municipal securities	11,705	249	(160)	—	11,794
Residential mortgage-backed securities — agency	107,227	1,880	—	—	109,107

	$150,067	$2,665	$(160)	$—	$152,572

Held-to-Maturity:
Residential mortgage-backed securities — agency	$15,689	$924	$—	$—	$16,613

	$15,689	$924	$—	$—	$16,613

	December 31, 2009
		Gross	Gross	Other than
	Amortized	Unrealized	Unrealized	Temporary	Fair
	Cost	Gains	Losses	Impairment	Value
	(In Thousands)

Available-for-Sale:
Obligations of U.S. Government corporations and agencies	$63,674	$—	$(555)	$—	$63,119
Municipal securities	11,706	20	(319)	—	11,407
Residential mortgage-backed securities — agency	61,640	923	(172)	—	62,391

	$137,020	$943	$(1,046)	$—	$136,917

Held-to-Maturity:
Residential mortgage-backed securities — agency	$19,326	$616	$—	$—	$19,942

	$19,326	$616	$—	$—	$19,942

The following table reflects the gross unrealized losses and fair values of investment securities with unrealized losses at September 30, 2010, and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss and temporarily impaired position:

	12 Months or Less		More Than 12 Months
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
(In Thousands)

Available-for-Sale September 30, 2010:
U.S. Government corporations and agencies	$—	$—	$—	$—
Municipal securities	884	160	—	—
Residential mortgage-backed securities — agency	—	—	—	—

	$884	$160	$—	$—

Held-to-Maturity September 30, 2010:
Residential mortgage-backed securities — agency	$—	$—	$—	$—

	12 Months or Less		More Than 12 Months
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
	(In Thousands)

Available-for-Sale December 31, 2009:
U.S. Government corporations and agencies	$53,119	$555	$—	$—
Municipal securities	5,690	70	2,363	249
Residential mortgage-backed securities — agency	22,445	172	—	—

	$81,254	$797	$2,363	$249

Held-to-Maturity December 31, 2009:
Residential mortgage-backed securities — agency	$—	$—	$—	$—

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

There were no individual investment securities in a continuous unrealized loss position at September 30, 2010, for more than 12 months. Four individual investment securities were in a continuous unrealized loss position at December 31, 2009, for up to 22 months. In determining other-than-temporary impairment losses on securities, management primarily considers the credit rating of the municipality itself as the primary source of repayment and secondarily the financial viability of the insurer of the obligation.
9. Certain Transfers of Financial Assets
The Company has transferred certain residential mortgage loans, SBA loans, and indirect automobile loans in which the Company has continuing involvement to third parties. The Company has not engaged in securitization activities with respect to such loans. The Company’s continuing involvement in such transfers has been limited to certain servicing responsibilities. The Company is not required to provide additional financial support to any of these entities, nor has the Company provided any support it was not obligated to provide. Servicing rights may give rise to servicing assets, which are initially recognized at fair value, subsequently amortized, and tested for impairment. Gains or losses upon sale, in addition to servicing fees and collateral management fees, are recorded in noninterest income.
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
SBA Loans
Transfers of SBA loans were executed with third parties. These SBA loans, which are typically partially guaranteed or otherwise credit enhanced, are generally secured by business property such as inventory, equipment, and accounts receivable. As seller, the Company had made certain representations and warranties with respect to the originally transferred loans and the Company has not incurred any material losses with respect to such representations and warranties. Consistent with the updated guidance on accounting for transfers of financial assets, because the Company warrants the borrower will make all scheduled payments for the first 90 days following the sale of certain SBA loans, all sales in the third quarter of 2010 were accounted for as secured borrowings which results in an increase in Cash for the proceeds of the borrowing and an increase in Other Short-Term Borrowings on the Consolidated Balance Sheet. No gain or loss is recognized for the proceeds of secured borrowings. When the 90 day warranty period expires, the secured borrowing is reduced, loans are reduced, and a gain or loss on sale is recorded in SBA Lending Activities in the Consolidated Statement of Operations.
Indirect Automobile Loans
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

At September 30, 2010 and 2009, the total fair value of servicing all loans sold, was approximately $5.4 million and $3.5 million, respectively. To estimate the fair values of these servicing assets, consideration was given to dealer indications of market value, where applicable, as well as the results of discounted cash flow models using key assumptions and inputs for prepayment rates, credit losses, and discount rates.
10. Recent Accounting Pronouncements
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
In July 2010, the FASB issued ASU No. 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” which amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on its financial position and statement of operations and will include the required disclosures in its annual report.
11. Subsequent Event
In October 2010, the Company approved the distribution of a stock dividend on November 12, 2010 of one share for every 200 shares owned on the record date of November 2, 2010. The stock dividend has been given retroactive effect in the accompanying consolidated financial statements. Subsequent events have been evaluated through the date the financial statements were filed.

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
The following analysis reviews important factors affecting our financial condition at September 30, 2010, compared to December 31, 2009, and compares the results of operations for the third quarters ended September 30, 2010, and 2009. These comments should be read in conjunction with our consolidated financial statements and accompanying notes appearing in this report and the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2009. All percentage and dollar variances noted in the following analysis are calculated from the balances presented in the accompanying consolidated financial statements.
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
Results of Operations
Earnings
For the third quarter of 2010, the Company recorded net income of $2.1 million compared to net income of $398,000 for the third quarter of 2009. Net income (loss) available to common equity was $1.3 million and $(425,000) for the quarters ended September 30, 2010 and 2009, respectively. Basic and diluted earnings per share for the three months ended September 30, 2010 were $.12 and $.10, respectively, compared to a loss per share (basic and diluted) of $.04 for the three months ended September 30, 2009. The increase in net income for the third quarter of 2010 when compared to the same period in 2009 was due to a $4.3 million increase in noninterest income, and an increase in net interest income of $2.6 million, net of a $3.5 million increase in noninterest expense. Net income (loss) for the nine months ended September 30, 2010 was $7.1 million compared to $(5.8) million for the same period in 2009. Net income (loss) available to common equity was $4.7 million and $(8.3) million for the nine month period ended September 30, 2010 and 2009, respectively. Basic and diluted earnings per share for the first nine months of 2010 were $.44 and $.39, respectively, compared to a loss per share (basic and diluted) of $.81 for the nine months ended September 30, 2009. The increase in net income for the nine months ended September 30, 2010 compared to the same period in 2009 was due to the decrease in provision for loan losses which decreased $11.2 million due to continued decreases in the amount of charge-offs for both consumer and construction loans, and an increase in net interest income of $10.4 million. Net interest income increased as the cost of funds decreased more quickly than the yield on earning assets resulting in improved net interest margin.
Net Interest Income
Net interest income for the third quarter of 2010 increased $2.6 million or 19.1% to $16.4 million when compared to the same period in 2009 due primarily to a decrease of $4.0 million in interest expense. The yield on interest-earning assets for the third quarter of 2010 was 5.33%, a decrease of 28 basis points when compared to the yield on interest-earning assets for the same period in 2009. The average balance of loans outstanding for the third quarter of 2010 increased $49.5 million or 3.4% to $1.510 billion when compared to the same period in 2009. The yield on average loans outstanding for the period decreased 24 basis points to 5.81% when compared to the same period in 2009 primarily due to a decrease in yield on indirect automobile loans in response to competitive pressures as management took steps to grow the loan portfolio. Somewhat offsetting this decrease in rate was a decrease in the level of nonperforming assets from $83.5 million at September 30, 2009 to $60.7 million at September 30, 2010. The average balance of interest-bearing liabilities decreased $62.7 million or 3.9% to $1.547 billion for the third quarter of 2010 while the rate on this average balance decreased 91 basis points to 1.87% when compared to the same period in 2009. The 91 basis point decrease in the cost of interest-bearing liabilities was higher than the 28 basis point decrease in the yield on interest earning assets, resulting in a 63 basis point increase in net interest spread. Net interest margin increased 60 basis points to 3.70% for the third quarter of 2010 compared to 3.10% for the same period in 2009.
Net interest income for the first nine months of 2010 increased $10.4 million to $47.2 million when compared to the same period in 2009. The yield on interest-earning assets for the first nine months of 2010 was 5.41%, a decrease of 17 basis points when compared to the yield on interest-earning assets for the same period in 2009. The yield on average loans outstanding for the period increased three basis points to 5.99% when compared to the same period in 2009 due to reduced nonperforming assets. The yield on total interest earning assets decreased 17 basis points to 5.41% primarily due to a decrease in the yield on investments as the Bank repositioned the portfolio as part of interest rate, cash flow, and capital risk weighting strategies. The average balance of interest-bearing liabilities decreased $9.8 million or .6% to $1.558 billion for the first nine months of 2010 while the rate on this average balance decreased 101 basis points to 2.07% when compared to the same period in 2009. The 101 basis point decrease in the cost of interest-bearing liabilities was higher than the 17 basis point decrease in the yield on interest earning assets, resulting in an 84 basis point increase in net interest spread. Net interest margin increased 77 basis points to 3.59% for the nine months ended September 30, 2010 compared to 2.82% for the same period in 2009.
The Bank manages its net interest spread and net interest margin based primarily on its loan and deposit pricing. As part of management’s concerted effort to reduce the cost of funds on deposits, there was a shift in the mix of deposits from higher cost certificate of deposits to lower cost savings and money market accounts. Management will continue to review its deposit pricing in 2010 and forecasts a continued decrease to cost of funds as higher priced certificates of deposit and brokered deposits mature and reset to lower interest rates.

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
In determining the appropriate level for the allowance, management ensures that the overall allowance appropriately reflects a margin for the imprecision inherent in most estimates of the range of probable credit losses. This additional amount, if any, is reflected in the overall allowance. Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio at September 30, 2010 (see “Asset Quality”).
The provision for loan losses for the third quarter and the first nine months of 2010 was $5.0 million and $10.2 million, respectively, compared to $4.5 million and $21.3 million for the same periods in 2009. The allowance for loan losses as a percentage of loans at September 30, 2010, was 2.09% compared to 2.33% at December 31, 2009, and to 2.71% at September 30, 2009. The decrease in the allowance as a percentage of loans at September 30, 2010, was due to decreased charge-offs in both the residential construction and consumer loan portfolios for the nine months ended September 30, 2010, compared to the same period in 2009 as well as management’s assessment of the recent stabilization in real estate values and the overall improved economy. The ratio of net charge-offs to average loans on an annualized basis for the first nine months of 2010 decreased to 1.22% compared to 1.95% for the same period in 2009. The ratio of net charge-offs to average loans for the year ended December 31, 2009, was 2.44%. From January 1, 2008 to September 30, 2010, net charge-offs were $63.8 million and the Company recorded an aggregate provision for loan losses of $75.5 million. For every dollar of net charge-offs realized, the Company recorded $1.18 in provision during this period. The following schedule summarizes changes in the allowance for loan losses for the periods indicated:

	Nine Months Ended		Year Ended
	September 30,		December 31,
	2010	2009	2009
	(Dollars in Thousands)

Balance at beginning of period	$30,072	$33,691	$33,691
Charge-offs:
Commercial, financial and agricultural	144	301	315
SBA	322	660	730
Real estate-construction	6,529	9,867	20,217
Real estate-mortgage	266	293	416
Consumer installment	5,463	9,013	11,622

Total charge-offs	12,724	20,134	33,300

Recoveries:
Commercial, financial and agricultural	23	8	8
SBA	—	29	31
Real estate-construction	206	35	77
Real estate-mortgage	4	15	20
Consumer installment	562	604	745

Total recoveries	795	691	881

Net charge-offs	11,929	19,443	32,419
Provision for loan losses	10,150	21,300	28,800

Balance at end of period	$28,293	$35,548	$30,072

Annualized ratio of net charge-offs to average loans	1.22%	1.95%	2.44%

Allowance for loan losses as a percentage of loans at end of period	2.09%	2.71%	2.33%

Substantially all of the consumer installment loan net charge-offs in the first nine months of 2010 and 2009 were from the indirect automobile loan portfolio. Consumer installment loan net charge-offs decreased $2.7 million to $4.9 million for the nine months ended September 30, 2010, compared to the same period in 2009. On a quarterly basis, the charge-off trend also shows improvement with net charge-offs of $2.2 million, $2.5 million, $2.1 million, $1.4 million, and $1.4 million for the third and fourth quarters of 2009, and the first, second and third quarters of 2010, respectively. The annualized ratio of net charge-offs to average consumer loans outstanding was 1.06% and 1.25% during the first nine months of 2010 and 2009, respectively.
Construction loan net charge-offs were $6.3 million in the first nine months of 2010 compared to $9.8 million in the same period of 2009. The residential construction markets, while lagging the improvement in the consumer market, are showing some signs of stabilizing. The Bank’s construction nonaccrual loans have shown a positive trend over the past five quarters with a total of $73.9 million, $56.3 million, $44.3 million, $43.9 million and $41.2 million for the quarters ended September 2009 through September 2010, respectively. Management will continue to monitor closely and aggressively address credit quality and trends in the residential construction loan portfolio.
Noninterest Income
Noninterest income for the third quarter of 2010 was $11.6 million compared to $7.2 million for the same period in 2009, an increase of $4.3 million for the three month period. The increase was a result of higher income from mortgage banking activities, and higher income from SBA lending activities offset somewhat by lower securities gains.
For the third quarter of 2010 compared to the same period in 2009, income from mortgage banking activities increased $4.0 million compared to the same period in 2009 due to a $3.3 million increase in the gain on loans sold, and a $649,000 increase in origination fee income. Mortgage loans sold totaled $357 million for the third quarter of 2010 compared to $242 million sold in the third quarter of 2009. Originations totaled $386 million in the third quarter of 2010 compared to $217 million for the same period in 2009. Historically low interest rates and an increase in origination staff contributed to the increase in the volume of loans originated.
For the third quarter of 2010 compared to the same period in 2009, income from SBA lending activities increased $804,000 due to an increase in the gain on loans sold. SBA loans sold totaled $9.8 million for the third quarter of 2010 compared to $1.3 million sold in the third quarter 2009. With the improvement in credit markets, demand for loan sales and therefore the market price and profit on loan sales have improved in 2010.
Securities gains decreased $519,000 for the quarter ended September 30, 2010 compared to the same period in 2009 because there were no securities sales in 2010.
Noninterest income for nine months ended September 30, 2010 was $29.3 million compared to $21.8 million for the same period in 2009, an increase of $7.5 million or 34.6%. The increase was a result of higher income from mortgage banking activities, higher securities gains, higher income from SBA lending activities and increased other operating income.
For the nine months ended September 30, 2010 compared to the same period in 2009, income from mortgage banking activities increased $3.5 million compared to the same period in 2009 due primarily to a $3.8 million increase in the gain on loans sold. Mortgage loans sold totaled $749 million for 2010 compared to $571 million sold for the same period in 2009.
Securities gains increased $1.8 million for the first nine months ended September 30, 2010 compared to the same period in 2009 because of the sale of $98 million in GNMA, FHLMC and FNMA mortgage backed securities during 2010 for a gain of $2.3 million, compared to $16 million in 2009 for a gain of $519,000, as management repositioned the investment portfolio as part of the interest rate, cash flow, and capital risk rating strategies.
Income from SBA lending activities increased $1.2 million or 207.71% due to an increase in the gain on loans sold. SBA loans sold totaled $16.3 million in 2010 compared to $10.2 sold for the same period in 2009.
Other operating income increased $710,000 to $1.1 million for the nine months ended September 30, 2010 compared to the same period in 2009. The increase is primarily the result of higher gains on sale of ORE which increased from a loss of $50,000 in 2009 to a gain of $541,000 in 2010. The increase is a result of comparatively more stable real estate values particularly in the housing market.
Noninterest Expense
Noninterest expense was $20.0 million for the third quarter of 2010, compared to $16.5 million for the same period in 2009, an increase of $3.5 million or 21.3%. The increase was a result of higher salaries and benefits expense which increased $3.6 million or 44.3% as a result of the expansion of the mortgage division and an increase in lenders in the SBA, Commercial, Private Banking and Indirect Auto Lending divisions. Other operating expense increased $577,000 or 32.5% due to higher underwriting loan growth in the mortgage division, advertising expenses from an outdoor advertising campaign in 2010, credit reporting expenses, appraisal fees, and miscellaneous operating expenses related primarily to the increased mortgage originations. The cost of operation of other real estate decreased $728,000 or 34.0% to $1.4 million due primarily to smaller write-downs related to ORE and lower foreclosure expenses. The average ORE balance decreased to $21.6 million for the third quarter of 2010 compared to $23.5 million for the same period in 2009.

Noninterest expense was $55.8 million for the first nine months of 2010, compared to $48.0 million for the same period in 2009, an increase of $7.8 million or 16.3%. The increase was a result of higher salaries and benefits expense which increased $5.7 million or 22.7% as a result of growth as discussed above. Other operating expense increased $1.1 million or 21.8% due primarily to higher underwriting and insurance expense. The cost of operation of other real estate increased $1.1 million or 23.0% to $5.9 million due primarily to higher write-downs related to ORE which increased $543,000, higher foreclosure expenses which increased $306,000 and increased ORE related taxes and maintenance.

	Nine Months Ended September 30,				Year Ended December 31,
	2010		2009		2009		2008
	$	%	$	%	$	%	$	%
	(Dollars in Thousands)

Writedown of ORE	$3,681	62.0%	$3,138	65.0%	$3,869	56.4%	$2,353	69.2%
ORE real property taxes	546	9.2	378	7.8	631	9.2	365	10.7
Foreclosure expense	1,116	18.8	810	16.8	1,617	23.6	113	3.3
ORE misc. expense	596	10.0	503	10.4	742	10.8	568	16.8

Cost of operation of ORE	$5,939	100.0%	$4,829	100.0%	$6,859	100.0%	$3,399	100.0%

Provision for Income Taxes
The provision for income taxes for both the third quarter and first nine months of 2010 was an expense of $913,000 and $3.5 million, respectively, compared to a benefit of $346,000 and $4.9 million for the same periods in 2009. The increased income tax expense in 2010 was primarily the result of an increase in income before taxes.
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
Four sources of taxable income are considered in determining whether a valuation allowance is required, included as set forth within ASC 740: taxable income in prior years, future reversals of existing taxable temporary differences, tax planning strategies and future taxable income. Management has concluded that it will more likely than not realize the benefit of its net DTA as of September 30, 2010 based to a large extent on its reliance on projections of future taxable income. Management believes that sufficient taxable income will be present in near term future periods to fully realize these DTAs.
Management also recognizes that the actual results could not only be impacted by the operational decisions it makes and strategies it pursues, but also by factors beyond its control and that can be difficult to predict such as macro and/or regional economic trends. Management continues to see improvement in certain key drivers of the Company’s operational performance such as credit, pricing, and expenses. However, the general economic conditions, while showing continued signs of improvement, remain adverse with elevated unemployment and uncertainty related to the future interest rate environment and real estate values in its primary markets. As a result, the Company’s net DTA of $14.2 million as of September 30, 2010 could require a partial or full valuation allowance in future periods to the extent future taxable income does not occur at levels sufficient to support the amounts projected to be needed to realize the net DTA and Projections of future taxable income are required to be revised. The deferred tax asset balance was $13.1 million at December 31, 2009 and $11.7 million at September 30, 2009.
Financial Condition
Total assets were $1.879 billion at September 30, 2010, compared to $1.852 billion at December 31, 2009, an increase of $27.7 million, or 1.50%. This increase was due to a $65.4 million increase in loans and a $55.3 million increase in loans held-for-sale, somewhat offset by a $103.1 million decrease in cash and cash equivalents.
Cash and cash equivalents decreased $103.1 million or 60.3% to $68.0 million at September 30, 2010, compared to December 31, 2009. This balance varies with the Bank’s liquidity needs and is influenced by scheduled loan closings, investment purchases, timing of customer deposits, and loan sales.

Total unrealized gains on investment securities available-for-sale, net of unrealized losses of $160,000, were $2.5 million at September 30, 2010. Total unrealized losses on investment securities available-for-sale, net of unrealized gains of $943,000, were $103,000 at December 31, 2009. Net unrealized gains on investment securities available-for-sale increased $2.6 million during the first nine months of 2010.
If fair value of a debt security is less than its amortized cost basis at the balance sheet date, management must determine if the security has an other than temporary impairment (“OTTI”). If management does not expect to recover the entire amortized cost basis of a security, an OTTI has occurred. If management’s intention is to sell the security, an OTTI has occurred. If it is more likely than not that management will be required to sell a security before the recovery of the amortized cost basis, an OTTI has occurred. The Company will recognize the full OTTI in earnings if it intends to sell a security or will more likely than not be required to sell the security. Otherwise, an OTTI will be separated into the amount representing a credit loss and the amount related to all other factors. The amount of an OTTI related to credit losses will be recognized in earnings. The amount related to other factors will be recognized in other comprehensive income, net of taxes. There were no investment securities in a continuous unrealized loss position in excess of 12 months at September 30, 2010.
Loans held-for-sale increased $55.3 million or 42.1% to $186.5 million at September 30, 2010, compared to December 31, 2009. The increase was due to an increase in mortgage loans held-for-sale as a result of a historic decrease in mortgage interest rates during the third quarter of 2010 and a 42.6% increase in the number of originators at September 30, 2010 compared to December 31, 2009.
Loans increased $65.4 million or 5.1% to $1.355 billion at September 30, 2010, compared to $1.290 billion at December 31, 2009. The increase in loans was primarily the result of an increase in commercial loans of $29.5 million or 7.3% to $435.8 million, an increase in consumer installment loans of $24.7 million or 9.4% to $654.0 million and an increase in mortgage loans of $9.4 million or 3.8% to $136.0 million. Commercial loan balances increased as management targeted the lending needs of small businesses and added loan officers. Consumer installment loans increased as the Bank grew its indirect automobile loan portfolio by expanding its lending area and competitive loan pricing. Somewhat offsetting these increases was a decrease in real estate construction loans of $25.3 million or 16.3% to $129.5 million. As the recession continued during the first nine months of 2010, demand for construction loans continued to be limited and the portfolio balance continued to decrease including $21.6 million in loans that were transferred to other real estate.
The following schedule summarizes our total loans at September 30, 2010, and December 31, 2009:

	September 30,	December 31,
	2010	2009
	(In Thousands)

Loans:
Commercial, financial and agricultural	$94,221	$113,604
Tax exempt commercial	5,202	5,350
Real estate — mortgage — commercial	336,395	287,354

Total commercial	435,818	406,308
Real estate — construction	129,486	154,785
Real estate — mortgage — residential	135,977	130,984
Consumer installment	653,967	597,782

Loans	1,355,248	1,289,859
Allowance for loan losses	(28,293)	(30,072)

Loans, net of allowance	$1,326,955	$1,259,787

Total Loans:
Loans	$1,355,248	$1,289,859
Loans Held-for-Sale:
Residential mortgage	138,151	80,869
Consumer installment	30,000	30,000
SBA	18,343	20,362

Total loans held-for-sale	186,494	131,231

Total loans	$1,541,742	$1,421,090

Asset Quality
The following schedule summarizes our asset quality at September 30, 2010, and December 31, 2009:

	September 30,		December 31,
	2010		2009
	(Dollars in Thousands)

Nonperforming assets:
Nonaccrual loans	$60,695		$69,743
Repossessions	882		1,393
Other real estate	21,252		21,780

Total nonperforming assets	$82,829		$92,916

Includes SBA guaranteed loans of approximately	$6,200		$4,500

Loans 90 days past due and still accruing	$—		$—

Allowance for loan losses	$28,293		$30,072

Ratio of loans past due and still accruing to loans	—%		—%

Ratio of nonperforming assets to total loans, ORE, and repossessions	5.30%		6.43%

Allowance to period-end loans	2.09%		2.33%

Allowance to nonaccrual loans and repossessions (coverage ratio)	.46	x	.42	x

The $60.7 million in nonaccrual loans at September 30, 2010, included $41.2 million in residential construction related loans, $14.8 million in commercial and SBA loans and $4.7 million in retail and consumer loans. Of the $41.2 million in residential construction related loans on nonaccrual, $20.0 million was related to 93 single family construction loans with completed homes and homes in various stages of completion, $18.6 million was related to 373 single family developed lots, and $2.6 million related to other loans.
The $21.3 million in other real estate at September 30, 2010, was made up of six commercial properties with a balance of $5.4 million and the remainder were residential construction related balances which consisted of $5.7 million in 50 residential single family homes completed or substantially completed, $9.5 million in 328 single family developed lots, and $601,000 in one parcel of undeveloped land.
The Bank makes standard representations and warranties in the normal course of selling mortgage loans in the secondary market. We have not experienced any material repurchase requests as a result of these obligations related to the representations and warranties. The Bank does not securitize the mortgages it originates.
Deposits

	September 30,		December 31,		September 30,
	2010		2009		2009
	$	%	$	%	$	%
	(Dollars in Millions)

Core deposits(1)	$1,270.0	81.3%	$1,194.3	77.0%	$1,203.8	74.9%
Time deposits greater than $100,000	208.9	13.4	257.4	16.6	294.7	18.3
Brokered deposits	82.4	5.3	99.0	6.4	109.0	6.8

Total deposits	$1,561.3	100.0%	$1,550.7	100.0%	$1,607.5	100.0%

(1)	Core deposits include noninterest-bearing demand, money market and interest-bearing demand, savings deposits, and time deposits less than $100,000.
Total deposits at September 30, 2010, were $1.561 billion compared to $1.551 billion at December 31, 2009, a $10.4 million or .7% increase. Along with the increase in total deposits, the designed change to the deposit mix and interest rate paid on deposits demonstrates the Company’s commitment to improved net interest margin and liquidity. Interest-bearing demand and money market accounts increased $176.6 million or 70.0% to $429.1 million. Noninterest-bearing demand deposits increased $28.6 million or 18.2% to $186.1 million. Savings deposits decreased $73.2 million or 16.6% to $367.4 million. Other time deposits decreased $73.0 million or 16.5% to $369.7 million. Time deposits greater than $100,000 decreased $48.6 million or 18.9% to $208.9 million. Savings accounts decreased due in part to transfers between saving accounts and interest-bearing demand accounts as customers sought higher yields while still maintaining liquidity. Noninterest-bearing demand accounts increased primarily due to higher business account balances in response to unlimited protection from the FDIC under the Temporary Liquidity Guarantee Program. Interest-bearing demand and money market account balances increased as a result of an advertising campaign for our promotional rate money market accounts. Time deposits greater than $100,000 and other time deposits decreased as management allowed higher cost maturities to go unreplaced as a result of improved liquidity from higher transactional deposits.

Other Long-Term Debt
Other long-term debt increased $25.0 million or 50.0% to $75.0 million at September 30, 2010 compared to $50.0 million at December 31, 2009. The increase is a result of the reclassification from short-term borrowings of a FHLB advance that was restructured to take advantage of historically low interest rates. A $25.0 million 4.06% FHLB advance maturing November 5, 2010 was modified by extending the maturity date to July 16, 2013 and reducing the interest rate to 1.76%.

	September 30,	December 31,
	2010	2009
	(In Thousands)

Long-Term Debt

FHLB four year Fixed Rate Advance with interest at 3.2875% maturing March 12, 2012	$5,000	$5,000

FHLB five year European Convertible Advance with interest at 2.395% maturing March 12, 2013, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of two years	5,000	5,000

FHLB five year European Convertible Advance with interest at 2.79% maturing March 12, 2013, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of three years	5,000	5,000

FHLB four year Fixed Rate Credit Advance with interest at 3.24% maturing April 2, 2012	2,500	2,500

FHLB five year European Convertible Advance with interest at 2.40% maturing April 3, 2013, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of two years	2,500	2,500

FHLB four year Fixed Rate Credit Advance with interest at 2.90% maturing March 11, 2013	15,000	15,000

FHLB three year Fixed Rate Credit Advance with interest at 2.56% maturing April 13, 2012	15,000	15,000

FHLB three year Fixed Rate Credit Advance with interest at 1.76% maturing July 16, 2013	25,000	—

Total long-term debt	$75,000	$50,000

Subordinated Debt
The Company has five unconsolidated business trust (“trust preferred”) subsidiaries that are variable interest entities. The Company’s subordinated debt consists of the outstanding obligations of the five trust preferred issues and the amounts to fund the investments in the common stock of those entities.
The following schedule summarizes our subordinated debt at September 30, 2010:

		Subordinated
Type	Issued(1)	Debt	Interest Rate
	(Dollars in Thousands)

Trust Preferred	March 8, 2000	$10,825	Fixed @ 10.875%
Trust Preferred	July 19, 2000	10,309	Fixed @ 11.045%
Trust Preferred	June 26, 2003	15,464	Variable @ 3.39% (2)
Trust Preferred	March 17, 2005	10,310	Variable @ 2.18% (3)
Trust Preferred	August 20, 2007	20,619	Fixed @ 6.620% (4)

		$67,527

(1)	Each trust preferred security has a final maturity thirty years from the date of issuance.

(2)	Reprices quarterly at a rate 310 basis points over three month LIBOR and is subject to refinancing or repayment at par with regulatory approval.

(3)	Reprices quarterly at a rate 189 basis points over three month LIBOR.

(4)	Five year fixed rate, and then reprices quarterly at a rate 140 basis points over three month LIBOR.
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
In addition to the ability to increase brokered deposits and retail deposits, as of September 30, 2010, we had the following sources of available unused liquidity:

September 30,
2010
(In Thousands)

Unpledged securities	$44,000
FHLB advances	19,000
FRB lines	185,000
Unsecured Federal funds lines	47,000
Additional FRB line based on eligible but unpledged collateral	200,000

Total sources of available unused liquidity	$495,000

The Company’s net liquid asset ratio, defined as federal funds sold, investments maturing within 30 days, unpledged securities, available unsecured federal funds lines of credit, FHLB borrowing capacity and available brokered certificates of deposit divided by total assets was 21.9% at September 30, 2009, 18.8% at December 31, 2009 and 15.3% at September 30, 2010.
Shareholders’ Equity
Shareholders’ equity was $139.0 million at September 30, 2010, and $129.7 million at December 31, 2009. Shareholders’ equity as a percent of total assets was 7.40% at September 30, 2010, compared to 7.00% at December 31, 2009. The increase in shareholders’ equity in the first nine months of 2010 was primarily the result of net income and the issuance of common stock.
At September 30, 2010, and December 31, 2009, the Company exceeded all minimum capital ratios required by the FRB, as reflected in the following schedule:

	FRB Minimum	September 30,	December 31,
Capital Ratios:	Capital Ratio	2010	2009

Leverage	4.00%	9.69%	9.03%
Risk-Based Capital
Tier I	4.00	11.52	11.25
Total	8.00	14.02	13.98

The following table sets forth the capital requirements for the Bank under FDIC regulations and the Bank’s capital ratios at September 30, 2010, and December 31, 2009, respectively:

	FDIC Regulations		September 30,	December 31,
Capital Ratios:	Well Capitalized		2010	2009

Leverage	5.00	%(1)	9.75%	9.27%
Risk-Based Capital
Tier I	6.00		11.58	11.55
Total	10.00		13.47	13.48

(1)	8% required by memoranda of understanding.
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
During the first nine months of 2010 and 2009, we did not pay any cash dividends on our common stock. In October 2010, the Company approved the distribution of a stock dividend on November 12, 2010 of one share for every 200 shares owned on the record date. Dividends for the remainder of 2010 will be reviewed quarterly, with the declared and paid dividend consistent with current earnings, capital requirements and forecasts of future earnings.
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
The interest rate sensitivity structure within our balance sheet at September 30, 2010, indicated a cumulative net interest sensitivity asset gap of 16.69% when projecting out six months. When projecting forward one year, there was a cumulative net interest sensitivity asset gap of 13.78%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. Our policy states that the cumulative gap at six months and one year should generally not exceed 15% and 10%, respectively. The primary reason the Bank exceeded the policy for six months and one year is the temporary growth of the mortgage loans held-for-sale portfolio. The policy exception has been reviewed and approved by the Asset Liability Committee after reviewing the current and projected interest rate environment.
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

Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the nine months ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to claims and lawsuits arising in the course of normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of September 30, 2010, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our results of operations or financial condition.
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

FIDELITY SOUTHERN CORPORATION (Registrant)
Date: November 5, 2010	BY:	/s/ James B. Miller, Jr.
James B. Miller, Jr.
Chief Executive Officer

Date: November 5, 2010	BY:	/s/ Stephen H. Brolly
Stephen H. Brolly
Chief Financial Officer