Form 10-K
period 2010-12-31
FIDELITY SOUTHERN CORP
filed 2011-03-17
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
Commission File Number 001-34981
Fidelity Southern Corporation
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-1416811 (I.R.S. Employer Identification No.)

3490 Piedmont Road, Suite 1550 Atlanta, Georgia (Address of principal executive offices)	30305 (Zip Code)
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the registrant) as of June 30, 2010 (based on the average bid and ask price of the Common Stock as quoted on the NASDAQ National Market System on June 30, 2010), was $44,163,154.
     At March 3, 2011, there were 10,776,281 shares of Common Stock outstanding, without stated par value.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s Annual Report to Shareholders for fiscal year ended December 31, 2010, are incorporated by reference into Part II. Portions of the registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III.

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
          At December 31, 2010, we had total assets of $1.945 billion, total loans of $1.613 billion, total deposits of $1.613 billion, and shareholders’ equity of $140.5 million.
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
          These trends and events include (1) risks associated with our loan portfolio, including difficulties in maintaining quality loan growth, greater loan losses than historic levels, the risk of an insufficient allowance for loan losses, and expenses associated with managing nonperforming assets, unique risks associated with our construction and land development loans, our ability to maintain and service relationships with automobile dealers and indirect automobile loan purchasers, and our ability to profitably manage changes in our indirect automobile lending operations; (2) risks associated with adverse economic conditions, including risk of a continued decline in real estate values in the Atlanta, Georgia, metropolitan area and in eastern and northern Florida markets, conditions in the financial markets and economic conditions generally and the impact of recent efforts to address difficult market and economic conditions; a stagnant economy and its impact on operations and credit quality, the impact of a recession on our consumer loan portfolio and its potential impact on our commercial portfolio, changes in the interest rate environment and their impact on our net interest margin, and inflation; (3) risks associated with government regulation and programs, including risks arising from the terms of the U.S. Treasury Department’s (the “Treasury’s”) equity investment in us, and the resulting limitations on executive compensation imposed through our participation in the TARP Capital Purchase Program, uncertainty with respect to future governmental economic and regulatory measures, including the ability of the Treasury to unilaterally amend any provision of the purchase agreement we entered into as part of the TARP Capital Purchase Program, the winding down of governmental emergency measures intended to stabilize the financial system, and numerous legislative proposals to further regulate the financial services industry, the impact of and adverse changes in the governmental regulatory requirements affecting us, and changes in political, legislative and economic conditions; (4) the ability to maintain adequate liquidity and sources of liquidity; (5) our ability to maintain sufficient capital and to raise additional capital; (6) the accuracy and completeness of information from customers and our counterparties; (7) the effectiveness of our controls and procedures; (8) our ability to attract and retain skilled people; (9) greater competitive pressures among financial institutions in our market; (10) failure to achieve the revenue increases expected to result from our investments in our growth strategies, including our branch additions and in our transaction deposit and lending businesses; (11) the volatility and limited trading of our common stock; and (12) the impact of dilution on our common stock.
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
          The Bank is primarily engaged in attracting deposits from individuals and businesses and using these deposits and borrowed funds to originate commercial and industrial loans, commercial loans secured by real estate, SBA loans, construction and residential real estate loans, direct and indirect automobile loans, residential mortgage and home equity loans, and secured and unsecured installment loans. The Bank offers business and personal credit card loans through a third party agency relationship. Internet banking, including on-line bill pay, and Internet cash management services are available to individuals and businesses, respectively. Additionally, the Bank offers businesses remote deposit services, which allow participating companies to scan and electronically send deposits to the Bank for improved security and funds availability. The Bank also provides international trade services. Trust services and merchant services activities are provided through agreements with third parties. Investment services are provided through an agreement with an independent broker-dealer.
          We have grown our assets, deposits, and business internally by building on our lending products, expanding our deposit products and delivery capabilities, opening new branches, and hiring experienced bankers with existing customer relationships in our market. We do not purchase loan participations from any other financial institution.
     Deposits
          The Bank offers a full range of depository accounts and services to both individuals and businesses. As of December 31, 2010, deposits totaled $1.613 billion, consisting of:

	December 31, 2010		December 31, 2009
	Amount	%	Amount	%
	(Dollars in millions)
Noninterest-bearing demand deposits	$186	11.5%	$158	10.2%
Interest-bearing demand deposits and money market accounts	428	26.5	252	16.2
Savings deposits	398	24.7	441	28.4
Time deposits ($100,000 or more)	246	15.3	257	16.6
Other time deposits	293	18.2	344	22.2
Brokered time deposits	62	3.8	99	6.4

Total	$1,613	100.0%	$1,551	100.0%

          During 2010, the Bank continued a marketing program to increase the number and volume of our personal and business demand deposit accounts with the goals of building relationships with existing customers, adding new customers, increasing transaction accounts, and helping manage our cost of funds. We believe the marketing program has been a contributing factor to the growth in the Bank’s core deposits in 2010. Based on the success of this program, the Bank intends to continue this marketing program during 2011.
     Lending
          The Bank’s primary lending activities include commercial loans to small and medium sized businesses, SBA sponsored loans, consumer loans (primarily indirect automobile loans), construction loans, and residential real estate loans. Commercial lending consists of the extension of credit for business purposes, primarily in the Atlanta metropolitan area. SBA loans, originated in the Atlanta metropolitan area and throughout the Southeast, are primarily made through the Bank’s SBA loan production offices located in Georgia, Tennessee, Florida, North Carolina and Texas. Indirect loans are originated in Georgia, Florida, North Carolina, South Carolina, Alabama, Mississippi, Virginia and Tennessee. The Bank offers direct installment loans to consumers on both a secured and unsecured basis. Secured construction loans to homebuilders and developers and residential mortgages are primarily made in the Atlanta, Georgia, and Jacksonville, Florida, metropolitan areas. The loans are generally secured by first liens on real estate mortgages.
          As of December 31, 2010, the Bank had total loans outstanding, including loans held-for-sale, consisting of:

	Total Loans	Held-for-Sale	Loans
	(In millions)
Commercial, financial and agricultural	$103	$1	$102
Real estate — mortgage—commercial	367	15	352
Real estate — construction	125	8	117
Real estate — mortgage—residential	295	156	139
Consumer installment loans	723	30	693

Total	$1,613	$210	$1,403

          The loan categories in the above schedule are based on certain regulatory definitions and classifications. Certain of the following discussions are in part based on the Bank defined loan portfolios and may not conform to the above classifications.
     Commercial and Industrial Lending
          The Bank originates commercial and industrial loans, which include certain SBA loans comprised of partially guaranteed loans and other credit enhanced loans that are generally secured by business property such as inventory, equipment and accounts receivable. All commercial loans are evaluated for the adequacy of repayment sources at the time of approval and are regularly reviewed for any deterioration in the ability of the borrower to repay the loan. In most instances, collateral is required to provide an additional source of repayment in the event of default by the borrower. The amount and type of the collateral vary from loan to loan depending on the purpose of the loan, the financial strength of the borrower, and the amount and terms of the loan. In general, the Bank additionally requires personal guarantees on these loans.
     Commercial Real Estate Lending
          The Bank engages in commercial real estate lending through direct originations. The Bank does not purchase loan participations from other banks. The Bank’s primary focus is on originating owner-occupied loans to finance real estate out of which an individual or company will operate their business. Non-owner occupied real estate loans for investment purposes are made on a selective basis and only where the borrowers or guarantors add substantial support to their credit. Loans where the sole source of repayment is derived from the project, or where the absence of the project’s success would call into question the ability of the borrower to service the debt, are avoided. The Bank’s commercial real estate loans are made to individuals and to small and medium sized businesses to provide loan diversification, to generate assets that are sensitive to fluctuations in interest rates, and to generate deposit and other relationships. Commercial real estate loans are generally prime-based floating-rate loans or shorter-term (one to five year) fixed-rate loans. Approximately 50% of our commercial real estate loans are owner occupied real estate loans. At December 31, 2010, there was only one loan in the amount of $3.2 million for a retail shopping center. The remaining non-owner occupied loans were made to established commercial customers for purposes other than retail development.
          The Bank has a growing portfolio of SBA loans and SBA loans held-for-sale as a result of increased SBA loan production. These loans are primarily commercial real estate related, with a portion of each loan guaranteed by the SBA or with other credit enhancements provided by the government. The American Recovery and Reinvestment Act appropriated $375 million nationwide to temporarily reduce fees and increase guarantees for loans made through the SBA’s lending programs. In December of 2009, Congress appropriated an additional $125 million to extend the incentives.
     Indirect Automobile Lending
          The Bank purchases, on a nonrecourse basis, consumer installment contracts secured by new and used vehicles purchased by consumers from franchised motor vehicle dealers and selected independent dealers located throughout the Southeast. A portion of the indirect automobile loans the Bank originates is generally sold with servicing retained. At December 31, 2010, we were servicing $172 million in loans we had sold, primarily to other financial institutions.
          During 2010, the Bank produced $464 million of indirect automobile loans, while profitably selling $63 million to third parties with servicing retained. The balances in indirect automobile loans held-for-sale fluctuate from month to month as pools of loans are developed for sale and due to normal monthly principal payments.
     Consumer Lending
          The Bank’s consumer lending activity primarily consists of indirect automobile lending. The Bank also makes direct consumer loans (including direct automobile loans), residential mortgage and home equity loans, and secured and unsecured personal loans.
     Real Estate Construction Lending
          The Bank originates real estate construction loans that consist primarily of one-to-four family residential construction loans made to builders. Loan disbursements are closely monitored by management to ensure that funds are being used strictly for the purposes agreed upon in the loan covenants. The Bank employs both internal staff and external inspectors to ensure that requests for loan disbursements are substantiated by regular inspections and reviews. Construction and development loans are similar to all residential loans in that borrowers are underwritten according to their adequacy of repayment sources at the time of approval. Unlike conventional residential lending, however, signs of deterioration in a construction loan or development loan customer’s ability to repay the loan are measured throughout the life of the loan and not only at origination or when the loan becomes past due. In most instances, loan amounts are limited to 80% of the appraised value upon completion of the construction project. The Bank originates real estate construction loans throughout Atlanta, Georgia, and Jacksonville, Florida.

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
          The balances of mortgage loans held-for-sale fluctuate due to economic conditions, interest rates, the level of real estate activity, the amount of mortgage loans retained by the Bank, and seasonal factors. During 2010, we originated approximately $1.2 billion in loans, while selling $1.2 billion to third parties.
          In January 2009, we hired 58 new employees in a major expansion of our mortgage division in Atlanta. At December 31, 2010, we employed 153 employees including 76 loan originators. The Bank primarily sells originated residential mortgage loans and brokered loans to investors, retaining servicing on a significant amount of the sales. Management expects mortgage banking division activity for 2011 to be comparable to 2010.
     Credit Card Services
          The Bank offers business and personal credit cards through a third party agency relationship.
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
     Investment Securities
          At December 31, 2010, we owned investment securities totaling $182 million. Management’s conservative investment philosophy attempts to limit risk in the portfolio, which results in less yield through less risky investments than would otherwise be available if we were more aggressive in our investment philosophy. Investment securities include debt securities issued by agencies of the U.S. Government, mortgage backed securities issued by U.S. Government agencies, bank qualified municipal bonds, and FHLB stock. During 2008, 2009 and 2010, the Bank did not invest in any preferred stock of Fannie Mae or Freddie Mac, trust preferred obligations, collateralized mortgage obligations (“CMO’s”), auction rate securities (“ARS”), or collateralized debt obligations (“CDO’s”).
Significant Operating Policies
     Lending Policy
          The Board of Directors of the Bank has delegated lending authority to our management, which in turn delegates lending authority to our loan officers, each of whom is limited as to the amount of secured and unsecured loans he or she can make to a single borrower or related group of borrowers. As our lending relationships are important to our success, the Board of Directors of our Bank has established loan approval committees and written guidelines for lending activities. In particular, the Officers’ Credit Committee reviews lending relationships with aggregate relationship exposure exceeding $250,000. In addition, the Officers’ Credit Committee approves all credit for commercial loan relationships up to $5 million and for residential construction loan relationships up to $10 million. The Loan and Discount Committee must approve all credit for commercial loan relationships exceeding $5 million and all residential construction loan relationships exceeding $10 million. The Bank’s policy on calculating total exposure to an entity or individual, or related group of entities or individuals is more encompassing than that required under law and calls for the combining of all debt to all related entities regardless of the presence of independent sources of repayment or other conditions that might otherwise allow a portion of debt to be excluded.

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
     Loan Review and Nonperforming Assets
          The Bank’s Credit Review Department reviews the Bank’s loan portfolios to identify potential deficiencies and recommends appropriate corrective actions. The Credit Review Department reviews more than 30% of the commercial and construction loan portfolios and reviews 10% of the consumer loans originated annually. In 2010 we reviewed more than 80% of the construction and commercial portfolios. The results of the reviews are presented to the Bank’s Loan and Discount Committee on a monthly basis.
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
          Management also models the valuation of collateral dependent real estate loans and Other Real Estate (“ORE”) based on the latest appraised value, trends of similar property values within the Bank’s market and the Bank’s own observations and experience with similar properties. Loans are charged off when, in the opinion of management, such loans are deemed to be uncollectible. Subsequent recoveries are added to the allowance.
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

          In 2010, FSC and the Bank operated under memoranda of understanding (“MOU”) with the FRB, the GDBF and the FDIC. On February 22, 2011, the Bank was notified that the FDIC and the GDBF terminated the MOU relating to the Bank. The MOU, issued by the FRB and the GDBF relating to FSC remains effective at this time (the “FSC MOU”). The FSC MOU requires that FSC submit quarterly reports to its regulators providing FSC parent-only financial statements and written confirmation of compliance with the FSC MOU. Prior to declaring or paying any cash dividends, purchasing or redeeming any treasury stock, or incurring any additional debt, FSC must obtain the prior written consent of its regulators.
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
     American Recovery and Reinvestment Act of 2009
          On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted, and the Treasury implemented interim final rules under ARRA on June 15, 2009 (the “ARRA Regulations”). The ARRA, commonly known as the economic stimulus or economic recovery package, includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including Fidelity, until the institution has repaid the Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient’s appropriate regulatory agency. The executive compensation standards set forth in the ARRA and ARRA Regulations include (but are not limited to) (i) prohibitions on bonuses, retention awards and other incentive compensation to certain executive officers and other highly compensated employees, other than restricted stock grants which do not fully vest during the TARP period up to one-third of an employee’s total annual compensation, (ii) prohibitions on golden parachute (e.g., severance) payments for departure from a company, (iii) an expanded clawback of bonuses, retention awards, and incentive compensation if payment is based on materially inaccurate statements of earnings, revenues, gains or other criteria, (iv) prohibitions on compensation plans that encourage manipulation of reported earnings, (v) retroactive review of bonuses, retention awards and other compensation previously provided by TARP recipients if found by the Treasury to be inconsistent with the purposes of TARP or otherwise contrary to public interest, (vi) required establishment of a company-wide policy regarding “excessive or luxury expenditures”, and (vii) inclusion in a participant’s proxy statements for annual shareholder meetings of a nonbinding “say on pay” shareholder vote on the compensation of executives.

     Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
          The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law on July 21, 2010. The Dodd-Frank Act affects financial institutions in numerous ways, including the creation of a new Financial Stability Oversight Council responsible for monitoring and managing systemic risk, granting additional authority to the Federal Reserve to regulate certain types of nonbank financial companies, granting new authority to the FDIC as liquidator and receiver, abolishing the Office of Thrift Supervision, changing the manner in which insurance deposit assessments are made, requiring the regulators to modify capital standards, establishing a new Bureau of Consumer Financial Protection to regulate compliance with consumer laws and regulations, capping interchange fees which banks charge merchants for debit card transactions, and imposing new requirements on mortgage lenders. There are many provisions in the Dodd-Frank Act mandating regulators to adopt new regulations and conduct studies upon which future regulation may be based. It is anticipated that these new regulations will increase Fidelity’s compliance costs over time, and could have unforeseen consequences as the new legislation is implemented over time.
     Small Business Lending Fund
          Enacted into law as part of the Small Business Jobs Act of 2010, the Small Business Lending Fund (the “SBLF”) is a $30 billion fund that encourages lending to small businesses, as defined, by providing Tier 1 capital to qualified community banks with assets of less than $10 billion. The dividend rate would be between 1% and 5% based on the Bank’s increase in qualified small business loans. Fidelity submitted an application to the Treasury to participate in the SBLF and also provided a Small Business Lending Plan to its Federal and state regulators, as required. Although not all applicable regulations are known at this time, the Company would be required to use the proceeds of the SBLF to redeem its TARP preferred stock. Fidelity has the ability to withdraw its application.
     Temporary Liquidity Guarantee Program
          On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Treasury, as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLG Program the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions and (ii) provide full FDIC deposit insurance coverage for noninterest-bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC-insured institutions through June 30, 2010. On June 22, 2010, the program was extended through December 31, 2010 and the maximum interest rate for guaranteed NOW accounts was lowered from .50% to .25%. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. Fidelity elected to participate in both guarantee programs. From the inception of the TLG Program through December 31, 2010, Fidelity did not issue any senior unsecured debt. On November 9, 2010, the FDIC issued a final rule to implement Section 343 of the Dodd-Frank Act that provides temporary unlimited deposit insurance coverage for noninterest-bearing transaction accounts at all FDIC-insured depository institutions. The separate coverage for noninterest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.
     FDIC Insurance Assessments
          The FDIC maintains the deposit insurance fund (“DIF”) by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the DIF. The Dodd-Frank Act permanently raised the FDIC insurance coverage limit per depositor to $250,000. In 2009, the FDIC increased the amount assessed from financial institutions by increasing its risk-based deposit insurance assessment scale. The assessment scale for 2010 ranged from seven basis points of assessable deposits for the strongest institutions to 77.5 basis points for the weakest. In 2009, the FDIC approved a rule that required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. An insured institution’s risk-based deposit insurance assessments will continue to be calculated on a quarterly basis, but will be paid from the amount the institution prepaid until the later of the date that amount is exhausted or June 30, 2013, at which point any remaining funds would be returned to the insured institution. On February 7, 2011, the FDIC approved a final rule implementing changes to the deposit insurance assessment system mandated by the Dodd-Frank Act. The base on which deposit insurance assessments are charged was revised from one based on domestic deposits to one based on assets. The assessment rate schedule was also revised to 5 to 35 basis points annually, and fully adjusted rates will range from 2.5 to 45 basis points annually. The change is effective April 1, 2011 and will be reflected on the invoice for assessments due September 30, 2011.

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
          The MOU requires FSC to obtain prior written consent from its regulators before paying any cash dividends. For 2010, the Bank did not pay a cash dividend to FSC, and FSC did not pay a cash dividend to its common stockholders. In 2010, FSC did declare a quarterly stock dividend of one share for every 200 shares owned. The Board of Directors for both the Bank and FSC will review on a quarterly basis whether to declare and pay dividends for 2011, with the declared and paid dividend consistent with current regulatory limitations, earnings, capital requirements, and forecasts of future earnings.
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
          To continue to conduct its business as currently conducted, FSC and the Bank will need to maintain capital well above the minimum levels. As of December 31, 2010 and 2009, the most recent notifications from the FDIC categorized the Bank as “well capitalized” under current regulations.
          In 2004, the Basel Committee published a new capital accord (“Basel II”) to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk — an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. Basel II also sets capital requirements for operational risk and refines the existing capital requirements for market risk exposures.
          A definitive final rule for implementing the advanced approaches of Basel II in the United States, which applies only to certain large or internationally active banking organizations, or “core banks” — defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more, became effective as of April 1, 2008. Other U.S. banking organizations can elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but they are not required to apply them. The rule also allows a banking organization’s primary federal supervisor to determine that the application of the rule would not be appropriate in light of the bank’s asset size, level of complexity, risk profile, or scope of operations. The Bank is not required to comply with the advanced approaches of Basel II. In July 2008, the agencies issued a proposed rule that would give banking organizations that do not use the advanced approaches the option to implement a new risk-based capital framework, which would adopt the standardized approach of Basel II for credit risk, the basic indicator approach of Basel II for operational risk, and related disclosure requirements. While this proposed rule generally parallels the relevant approaches under Basel II, it diverges where United States markets have unique characteristics and risk profiles. Comments on the proposed rule were due to the agencies by October 2008, but a definitive final rule has not been issued.
          The Dodd-Frank Act requires the Federal Reserve Board, the OCC and the FDIC to adopt regulations imposing a continuing “floor” of the Basel I-based capital requirements in cases where the Basel II-based capital requirements and any changes in capital regulations resulting from Basel III (see below) otherwise would permit lower requirements. In December 2010, the Federal Reserve Board, the OCC and the FDIC issued a joint notice of proposed rulemaking that would implement this requirement.
          In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”. Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.
          The Basel III final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier I” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.
          When fully phased-in on January 1, 2019, Basel III requires banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

          Basel III also provides for a “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).
          The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.
          The implementation of the Basel III final framework will commence January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios:
•	3.5% CET1 to risk-weighted assets.

•	4.5% Tier 1 capital to risk-weighted assets.

•	8.0% Total capital to risk-weighted assets.
          The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.
          Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at .625% and be phased-in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).
          The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2011 with final adoption of implementing regulations in mid-2012. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, Dodd-Frank requires or permits the Federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to the Bank may be substantially different from the Basel III final framework as published in December 2010. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Bank’s net income and return on equity.
   Internal Control Reporting
          The 1991 Act also imposes substantial auditing and reporting requirements and increases the role of independent accountants and outside directors of banks.
   Commercial Real Estate
          In December 2006, the federal banking agencies, including the FDIC, issued a final guidance on concentrations in commercial real estate lending (the “Guidance”), noting that increases in banks’ commercial real estate concentrations could create safety and soundness concerns in the event of a significant economic downturn. The Guidance mandates certain minimal risk management practices and categorizes banks with defined levels of such concentrations as banks that may warrant elevated examiner scrutiny. The regulatory guideline defines a bank as having a concentration in commercial real estate if its portfolio of land, construction (both commercial and residential) and Acquisition and Development loans exceeds 100% of the Bank’s total risk based capital. The Bank’s ratio decreased from 77% at December 31, 2009 to 59% at December 31, 2010. The regulatory guideline for all real estate loans, except owner-occupied property as a percentage of capital is a maximum of 300%. The Bank’s ratio decreased from 144% at December 31, 2009 to 138% at December 31, 2010. The Guidance does not formally prohibit a bank from exceeding either of these two thresholds. Rather, it defines the circumstances under which a bank will be declared to have a commercial real estate concentration. Further, the Guidance requires any such banks with commercial real estate concentrations to have heightened and sophisticated risk management systems in place to adequately manage the increased levels of risk. While management believes that our credit processes, procedures and systems meet the risk management standards dictated by the Guidance, regulatory authorities could effectively limit increases in the real estate concentrations in the Bank’s loan portfolios or require additional credit administration and management costs associated therewith, or both.

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
   Anti-Money Laundering Initiatives and the USA Patriot Act
          A major focus of governmental policy on financial institutions in recent years has been aimed at combating terrorist financing. This has generally been accomplished by amending existing anti-money laundering laws and regulations. The USA Patriot Act of 2001 (the “USA Patriot Act”) has imposed significant new compliance and due diligence obligations, creating new crimes and penalties. The Treasury issued a number of implementing regulations that apply to various requirements of the USA Patriot Act to us and the Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.
   Future Legislation
          Various legislation affecting financial institutions and the financial industry is from time to time introduced in Congress. Such legislation may change banking statutes and the operating environment of Fidelity and its subsidiaries in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or results of operations of Fidelity or any of its subsidiaries. With the recent enactments of the Dodd-Frank Act, the nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable at this time.
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

Employees and Executive Officers
          As of December 31, 2010, we had 559 full-time equivalent employees. We are not a party to any collective bargaining agreement. We believe that our employee relations are good. We afford our employees a variety of competitive benefit programs including a retirement plan and group health, life and other insurance programs. We also support training and educational programs designed to ensure that employees have the types and levels of skills needed to perform at their best in their current positions and to help them prepare for positions of increased responsibility.
Executive Officers of the Registrant
          The Company’s executive officers, their ages, their positions with the Company at December 31, 2010, and the period during which they have served as executive officers, are as follows:

Name	Age	Since	Position
James B. Miller, Jr.	70	1979	Principal Executive Officer, Chairman of the Board and Chief Executive Officer of Fidelity since 1979; President of Fidelity from 1979 to April 2006; Chairman of Fidelity Bank since 1998; President of Fidelity Bank from 1977 to 1997, and from December 2003 through September 2004; and Chief Executive Officer of Fidelity Bank from 1977 to 1997 and from December 2003 until present. A director of Fidelity Bank since 1976. Chairman of LionMark Insurance Company, a wholly-owned subsidiary, since November 2004. A director of Interface, Inc., a carpet and fabric manufacturing company, since 2000, and of American Software, Inc., a software development company, since 2002.

H. Palmer Proctor, Jr.	43	1996	President of Fidelity since April 2006; Senior Vice President of Fidelity from January 2006 through April 2006; Vice President of Fidelity from April 1996 through January 2006; Director and President of Fidelity Bank since October 2004 and Senior Vice President of Fidelity Bank from October 2000 through September 2004. Director and Secretary/Treasurer of LionMark Insurance Company, a wholly-owned subsidiary, since November 2004.

Stephen H. Brolly	47	2008	Principal Financial and Accounting Officer of Fidelity and Chief Financial Officer of Fidelity and Fidelity Bank since August 2008; Treasurer of Fidelity and Fidelity Bank from May 2006 through August 2008. Chief Financial Officer of LionMark Insurance Company, a wholly-owned subsidiary, since August 2008. Senior Vice President, Chief Accounting Officer and Controller of Sun Bancorp, Inc. in Vineland, New Jersey from 1999 to 2006.

David Buchanan	53	1995	Vice President of Fidelity since 1999; Executive Vice President of Fidelity Bank since October 2004; and Senior Vice President of Fidelity Bank from 1995 through September 2004. President of LionMark Insurance Company, a wholly-owned subsidiary, since November 2004.
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
          Currently, our lending and other businesses are concentrated in the Atlanta, Georgia, metropolitan area and eastern and northern Florida. As of December 31, 2010, commercial real estate, real estate mortgage, and construction loans, accounted for 48.7% of our total loan portfolio. Therefore, conditions in these markets will strongly affect the level of our nonperforming loans and our results of operations and financial condition. Real estate values and the demand for commercial and residential mortgages and construction loans are affected by, among other things, changes in general and local economic conditions, changes in governmental regulation, monetary and fiscal policies, interest rates and weather. Continued declines in our real estate markets could adversely affect the demand for new real estate loans, and the value and liquidity of the collateral securing our existing loans. Adverse changes in our markets could also reduce our growth rate, impair our ability to collect loans, and generally affect our financial condition and results of operations.
   Construction and land development loans are subject to unique risks that could adversely affect earnings.
          Our construction and land development loan portfolio was $125 million at December 31, 2010, comprising 7.7% of total loans. Construction and land development loans are often riskier than home equity loans or residential mortgage loans to individuals. During general economic slowdowns, like the one we are currently experiencing, these loans represent higher risk due to slower sales and reduced cash flow that could impact the borrowers’ ability to repay on a timely basis. In addition, regulations and regulatory policies affecting banks and financial services companies undergo continuous change and we cannot predict when changes will occur or the ultimate effect of any changes. Since the latter part of 2006, there has been continued regulatory focus on construction, development and commercial real estate lending. Changes in the federal policies applicable to construction, development or commercial real estate loans make us subject to substantial limitations with respect to making such loans, increase the costs of making such loans, and require us to have a greater amount of capital to support this kind of lending, all of which could have a material adverse effect on our profitability or financial condition.
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
   Legislative and regulatory actions taken now or in the future may have a significant adverse effect on our operations.
          Recent events in the financial services industry and, more generally, in the financial markets and the economy, have led to various proposals for changes in the regulation of the financial services industry. The Dodd-Frank Act made a number of material changes in banking regulations. The full impact of these changes remains to be seen. However, Fidelity anticipates that its compliance costs will increase as a result of the various new regulations required under the Dodd-Frank Act. Changes arising from implementation of Dodd-Frank and any other new legislation may impact the profitability of our business activities, require we raise additional capital or change certain of our business practices, require us to divest certain business lines, materially affect our business model or affect retention of key personnel, and could expose us to additional costs, including increased compliance costs. These changes may also require us to invest significant management attention and resources to make any necessary changes, and could therefore also adversely affect our business and operations.
   Further increases in FDIC premiums could have a material adverse effect on our future earnings.
          The FDIC insures deposits at FDIC insured financial institutions, including the Bank. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at an adequate level. In light of current economic conditions, the FDIC has increased its assessment rates and imposed special assessments. The FDIC may further increase these rates and impose additional special assessments in the future, which could have a material adverse effect on future earnings.
   There are substantial regulatory limitations on changes of control of bank holding companies.
          With certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring more than 10% (5% if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of our company without prior notice or application to and the approval of the Federal Reserve. Accordingly, prospective investors need to be aware of and comply with these requirements, if applicable, in connection with any purchase of shares of our common stock.
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
          Liquidity is essential to our businesses. Our liquidity could be substantially affected in a negative fashion by an inability to raise funding in the debt capital markets or the equity capital markets or an inability to access the secured lending markets. Factors that we cannot control, such as disruption of the financial markets or negative views about the financial services industry generally, could impair our ability to raise funding. In addition, our ability to raise funding could be impaired if lenders develop a negative perception of our financial prospects. Such negative perceptions could be developed if we suffer a decline in the level of our business activity or regulatory authorities take significant action against us, among other reasons. If we are unable to raise funding using the methods described above, we would likely need to finance or liquidate unencumbered assets to meet maturing liabilities. We may be unable to sell some of our assets, or we may have to sell assets at a discount from market value, either of which could adversely affect our results of operations and financial condition.
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
          In September 2007, the Federal Reserve began lowering the targeted Federal funds rate, reducing the rate to 4.25% by the end of 2007. In 2008, as the economic crisis deepened, the Federal Reserve continued to lower interest rates to a historic low of .25% where it remained since. While these short-term market interest rates (which we use as a guide to price our deposits) decreased, the yield on our earning assets decreased more quickly which in combination with heavy competition for deposit accounts had a negative impact on our interest rate spread and net interest margin during 2008 and into 2009. Income could also be adversely affected if the interest rates paid on deposits and other borrowings increase quicker than the interest rates received on loans and other investments during periods of rising interest rates.
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
          We intend to continue to build market share in the greater Atlanta metropolitan area through our branching strategy. While we have no commitments to branch during 2011, there are branch locations under consideration and others may become available. There are considerable costs involved in opening branches and new branches generally require a period of time to generate sufficient revenues to offset their costs, especially in areas in which we do not have an established presence.
          Accordingly, any new branch can be expected to negatively impact our earnings for some period of time until the branch reaches certain economies of scale. Our expenses could be further increased if we encounter delays in the opening of new branches. Finally, we have no assurance that new branches will be successful, even after they have been established.

   Potential acquisitions may disrupt our business and dilute shareholder value.
          From time to time, we may evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions. There is no assurance that any acquisitions will occur in the future. However, if we do acquire other banks, businesses, or branches, such acquisitions would involve various risks, including the following:
•	potential exposure to unknown or contingent liabilities of the target company;

•	exposure to potential asset quality issues of the target company;

•	difficulty and expense of integrating the operations and personnel of the target company;

•	potential disruption to our business;

•	potential diversion of management’s time and attention;

•	the possible loss of key employees and customers of the target company;

•	difficulty in estimating the value of the target company; and

•	potential changes in banking or tax laws or regulations that may affect the target company.
          If we were to pay for acquisitions with shares of our common stock, some dilution of our tangible book value and net income per common share may occur since acquisitions may involve the payment of a premium over book and market values. Furthermore, failure to realize the expected benefits of an acquisition, such as anticipated revenue increases, cost savings, or increased geographic or product presence, could have a material adverse effect on our financial condition and results of operations.
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
   Provisions in our Bylaws and our Tax Benefits Preservation Plan may make it more difficult for another party to obtain control.
          In November, 2010, the Board of Directors of the Company adopted an amendment to the bylaws of the Company electing for the provisions of Article 11A of the Georgia Business Corporation Code (the “Business Combination Statute”) to apply to the Company and also adopted a Tax Benefits Preservation Plan. The bylaw amendment and Tax Benefits Preservation Plan could make it more difficult for a third party to acquire control of us or could have the effect of discouraging a third party from attempting to acquire control of us. These provisions could make it more difficult for a third party to acquire us even if an acquisition might be at a price attractive to some of our shareholders.
Item 1B. Unresolved Staff Comments
          None
Item 2. Properties
          Our principal executive offices consist of 19,175 square feet of leased space in Atlanta, Georgia. Our support operations are principally conducted from 65,897 square feet of leased space located at 3 Corporate Square, Atlanta, Georgia. The Bank has 23 branch offices located in Fulton, Dekalb, Cobb, Clayton, Gwinnett, Rockdale, Coweta and Barrow Counties, Georgia, and a branch in Jacksonville, Duval County, Florida, of which 16 are owned and 8 are leased. The Company leases mortgage origination offices in Atlanta, Georgia, Alpharetta, Georgia, Greensboro, Georgia, Gainesville, Georgia, Sandy Springs, Georgia and Colorado Springs, Colorado. The Company leases a SBA loan production office in Covington, Georgia, and an off-site storage space in Atlanta, Georgia.
Item 3. Legal Proceedings
          We are a party to claims and lawsuits arising in the course of normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of December 31, 2010, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our results of operations or financial condition.

Item 4. Removed and Reserved
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
Market Price — Common Stock

	2010(1)		2009(1)
	High	Low	High	Low
Fourth Quarter	$7.26	$6.07	$4.56	$2.34
Third Quarter	7.40	5.97	4.59	2.41
Second Quarter	9.10	5.64	3.33	2.10
First Quarter	5.88	3.24	4.16	1.08

(1)	Adjusted for stock dividends
          As of March 3, 2010, there were approximately 550 shareholders of record. In addition, shares of approximately 1,750 beneficial owners of Fidelity’s common stock were held by brokers, dealers, and their nominees.
Dividends
          The Company declared approximately $1.8 million in cash dividends on common stock in 2008. The Company did not declare any cash dividends in 2010 and 2009. However, the Company declared a quarterly stock dividend of one share for every 200 shares owned in 2010. Management cannot assure that this trend will continue. Future dividends will require a quarterly review of current and projected earnings for the remainder of 2011 in relation to capital requirements prior to the determination of the dividend, and be subject to regulatory restrictions under applicable law and the requirements of the MOU. The MOU requires that, prior to declaring or paying any cash dividends, FSC must obtain the prior consent of its regulators.
          The following schedule summarizes cash dividends declared and paid per share of common stock for the last three years:

	Dividend
	2010	2009	2008
First Quarter	$—	$—	$.09
Second Quarter	—	—	.09
Third Quarter	—	—	.01
Fourth Quarter	—	—	—

For the Year	$—	$—	$.19

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
Share Repurchases
          Fidelity did not repurchase any securities during the fourth quarter of 2010.

Sale of Unregistered Securities
          Fidelity has not sold any unregistered securities during the period, other than sales previously reported on Forms 10Q or 8K filed with the SEC.
Securities Authorized for Issuance Under Equity Compensation Plans
          The following table presents information as of December 31, 2010, with respect to shares of common stock of Fidelity that may be issued under equity compensation plans. The equity compensation plans of Fidelity consist of the stock options, restricted stock grants, and other awards as defined in the 2006 Equity Incentive Plan and the 401(k) tax qualified savings plan.

			Number of
			Securities
			Remaining Available
			for Future Issuance
			Under Equity
			Compensation Plans
			(Excluding
	Number of Securities to be	Weighted Average	Securities
	Issued upon Exercise of	Exercise Price of	Reflected in Column
Plan Category	Outstanding Options	Outstanding Options	A)
Equity Compensation Plans Approved by Shareholders(1)	646,317	$8.59	145,079
Equity Compensation Plans Not Approved by Shareholders(2)	N/A	N/A	N/A

Total	646,317	$8.59	145,079

(1)	1997 Stock Option Plan and 2006 Equity Incentive Plan

(2)	Excludes shares issued under the 401(k) Plan.
Shareholder Return Performance Graph
          The following graph compares the percentage change in the cumulative five-year shareholder return on Fidelity’s Common Stock (traded on the NASDAQ National Market under the symbol “LION”) with the cumulative total return on the NASDAQ Composite Index, and the SNL NASDAQ Bank Index.
          The graph assumes that the value invested in the Common Stock of Fidelity and in each of the two indices was $100 on December 31, 2005, and all dividends were reinvested.

	Period Ending December 31,
Index	2005	2006	2007	2008	2009	2010
Fidelity Southern Corporation	$100.00	$105.81	$54.27	$21.63	$22.01	$43.53
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
SNL NASDAQ Bank Index	100.00	112.27	88.14	64.01	51.93	61.27

Item 6. Selected Financial Data
          The following table contains selected consolidated financial data. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included in this report.

	Years Ended December 31,
	2010	2009	2008		2007	2006
		(Dollars in thousands, except per share data)
Interest income	$95,284	$97,583		$104,054	$113,462	$97,804
Interest expense	30,563	46,009		57,636	66,682	54,275
Net interest income	64,721	51,574		46,418	46,780	43,529
Provision for loan losses	17,125	28,800		36,550	8,500	3,600
Noninterest income, including securities gains	42,909	33,978		17,636	17,911	15,699
Securities gains, net	2,291	5,308		1,306	2	—
Noninterest expense	75,973	64,562		48,839	47,203	40,568
Net income (loss)	10,133	(3,855)		(12,236)	6,634	10,374
Dividends declared — common	—	—		1,783	3,357	2,964
Per Share Data:
Net income (loss):
Basic earnings (loss) (1)	$.64	$(.70)	$	(1.25)	$.68	$1.06
Diluted earnings (loss) (1)	.57	(.70)		(1.25)	.68	1.06
Book value(1)	8.81	8.27		9.22	10.13	9.67
Dividends declared	—	—		.19	.36	.32
Dividend payout ratio	—%	—%		—%	50.61%	28.57%
Profitability Ratios:
Return on average assets	.54%	(.21)%		(.70)%	.41%	.70%
Return on average shareholders’ equity	7.50	(2.91)		(12.43)	6.84	11.67
Net interest margin	3.66	2.95		2.84	3.04	3.10
Asset Quality Ratios:
Net charge-offs to average loans	1.44%	2.44%		1.36%	.45%	.19%
Allowance to period-end loans	2.00	2.33		2.43	1.19	1.07
Nonperforming assets to total loans, OREO and repos	6.01	6.43		7.89	1.65	.40
Allowance to nonperforming loans, OREO and repos	.29 x	.32 x		.29 x	.71 x	2.52 x
Liquidity Ratios:
Total loans to total deposits	100.00%	91.64%		100.01%	103.30%	100.18%
Loans to total deposits	86.99	83.18		96.14	98.77	95.98
Average total loans to average earning assets	83.34	82.46		89.81	90.34	88.36
Capital Ratios:
Leverage	9.36%	9.03%		10.04%	7.93%	8.07%
Risk-based capital
Tier 1	10.87	11.25		11.10	8.43	8.54
Total	13.28	13.98		13.67	11.54	10.37
Average equity to average assets	7.19	7.13		5.66	5.93	5.99
Balance Sheet Data (At End of Period):
Assets	$1,945,300	$1,851,520		$1,763,113	$1,686,484	$1,649,179
Earning assets	1,797,398	1,744,134		1,635,722	1,597,855	1,562,736
Total loans	1,613,270	1,421,090		1,443,862	1,452,013	1,389,024
Total deposits	1,613,248	1,550,725		1,443,682	1,405,625	1,386,541
Long-term debt	142,527	117,527		115,027	92,527	83,908
Shareholders’ equity	140,511	129,685		136,604	99,963	94,647
Daily Average:
Assets	$1,879,657	$1,858,874		$1,738,494	$1,635,520	$1,483,384
Earning assets	1,776,563	1,759,893		1,649,022	1,553,602	1,415,105
Total loans	1,480,618	1,451,240		1,481,066	1,403,461	1,250,386
Total deposits	1,562,617	1,542,569		1,445,485	1,377,503	1,223,428
Long-term debt	129,102	133,623		111,475	90,366	94,111
Shareholders’ equity	135,132	132,613		98,461	97,059	88,866

(1)	Adjusted for stock dividends

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
Overview
          Our profitability, as with most financial institutions, is significantly dependent upon net interest income, which is the difference between interest received on interest-earning assets, such as loans and securities, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. During a period of economic slowdown the lack of interest income from nonperforming assets and an additional provision for loan losses can greatly reduce our profitability. Results of operations are also affected by noninterest income, such as service charges on deposit accounts and fees on other services, income from indirect automobile and SBA lending activities, mortgage banking, brokerage activities, and bank owned life insurance; as well as noninterest expenses such as salaries and employee benefits, occupancy, furniture and equipment, professional and other services, and other expenses, including income taxes.
          Economic conditions, competition, and the monetary and fiscal policies of the Federal government significantly affect financial institutions. Poor performance of subprime loans initiated the credit crisis that began in the summer of 2007, followed by substantial declines in residential home sales and prices, the slowing of the national economy and by a serious lack of liquidity. By the end of 2007, the credit turmoil migrated to consumer lending, as demonstrated by the increase in credit card delinquencies and automobile repossessions in all regions of the U.S., including our southeast markets. In 2008, the financial crisis worsened and led to a crisis of confidence in the financial sector as a result of concerns about the capital base and viability of certain financial institutions and the Treasury had to step in with capital infusions for many financial institutions. During this period, interbank lending and commercial paper borrowing fell sharply, precipitating a credit freeze for both institutional and individual borrowers. In the second half of 2009 and continuing into 2010, liquidity in the secondary markets began to improve. The national unemployment rate, which increased as high as 10.1% in 2009, decreased to 9.4% in December 2010. In 2010, the Federal Reserve kept short-term interest rates at historic lows in response to the continuing national economic downturn.
          The recession had a major impact on the Atlanta and Florida economies, particularly in the residential construction and development markets. Many builders and building related businesses have suffered financially due to the decreasing home prices, lack of demand for houses and the oversupply of houses and residential lots. In 2010, we began to see some improvement in the real estate downturn as both delinquencies and foreclosures began to moderate. These are the primary reasons that, when compared to 2009, our net charge-offs decreased 41.0% to $19.1 million during 2010 and our provision for loan losses decreased 40.5% to $17.1 million. Management recorded a total of $82.5 million in provision for loan losses in 2008, 2009 and 2010 compared to net charge-offs of $71.0 million over the same period, so for every dollar of net charge-offs, we recorded $1.16 in provision for loan losses. Our allowance for loan losses as a percentage of loans outstanding decreased to 2.00% at December 31, 2010, from 2.33% at the end of 2009.
          Since our inception in 1974, we have pursued managed profitable growth through internal expansion built on providing quality financial services. During 2010, as the economic crisis began to recede, the Bank was able to grow its consumer installment, mortgage and commercial loan portfolios. The loan portfolio is well diversified among consumer, business, and real estate.
          Net income for 2010 was $10.1 million compared to net loss of $3.9 million in 2009. Net income per basic and diluted share was $.64 and $.57, respectively for 2010 compared to a net loss per share of $.70 in 2009. Key factors impacting our improved financial condition and results of operations for 2010 are summarized below:
•	The provision for loan losses for 2010 was $17.1 million compared to $28.8 million in 2009. Net charge-offs for 2010 were 1.44% of average loans outstanding compared to 2.44% for 2009. The allowance for loan losses was 2.00% of outstanding loans and provided a coverage ratio of 28.6% of nonperforming assets as of December 31, 2010.

•	The net interest margin increased 71 basis points in 2010 to 3.66% from 2.95% in 2009, resulting from a 97 basis point decrease in the cost of funds which was greater than the 19 basis point decrease in the yield on earning assets. Management’s successful efforts to reduce the cost of funds included aggressive reductions in interest rates within the constraints of our market as well as a shift in the deposit mix to emphasize lower cost savings accounts.

•	Total assets increased $93.8 million or 5.1% to $1.945 billion at the end of 2010 compared to $1.852 billion at year end 2009. This increase was primarily due to an 8.8% increase in loans as a result of growth in the consumer installment and commercial loan portfolios, a 60.0% increase in loans held for sale primarily related to mortgage banking activities, and an increase in the investment portfolio somewhat offset by a decrease in cash and cash equivalents as liquid funds were converted to earning assets.

          The Bank’s franchise spans eight Counties in the metropolitan Atlanta market and one branch office in Jacksonville, Florida. Our lending activities and the total of our nonperforming assets are significantly influenced by the local economic environments in Atlanta and Jacksonville. Our net interest margin is affected by prevailing interest rates, nonperforming assets and competition among financial institutions for loans and deposits. Atlanta’s and to a lesser extent Jacksonville’s economies continue to be negatively impacted by the weak real estate market. Management expects the economy to be stable through the first half of 2011 with possible economic growth in the second half of the year. The Bank continues to attract new customer relationships, and talented and experienced bankers.
          Our overall focus is on building shareholder value. Our mission is “to continue growth, improve earnings and increase shareholder value; to treat customers, employees, community and shareholders according to the Golden Rule; and to operate within a culture of strong internal controls.” The strong focus in 2011 will be on credit quality, expense controls, and quality loan growth.
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
  Capitalized Servicing Assets and Liabilities
          We sell indirect automobile loan pools, residential mortgages and SBA loans with servicing retained. When the contractually specific servicing fees on loans sold servicing retained are expected to be more than adequate compensation to a servicer for performing the servicing, a capitalized servicing asset is recognized. When the expected costs to a servicer for performing loan servicing are not expected to adequately compensate a servicer, a capitalized servicing liability is recognized. Servicing assets and servicing liabilities are amortized over the expected lives of the serviced loans utilizing the interest method. Management makes certain estimates and assumptions related to costs to service varying types of loans and pools of loans, the projected lives of loans and pools of loans sold servicing retained, and discount factors used in calculating the present values of servicing fees projected to be received.
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

  Loan Related Revenue Recognition
          Loans are reported at principal amounts outstanding net of deferred fees and costs. Interest income and ancillary fees from loans are a primary source of revenue. Interest income is recognized in a manner that results in a level yield on principal amounts outstanding. Rate related loan fee income, loan origination, and commitment fees, and certain direct origination costs are deferred and amortized as an adjustment of the yield over the contractual lives of the related loans, taking into consideration assumed prepayments. The accrual of interest is discontinued when, in management’s judgment, it is determined that the collectability of interest or principal is doubtful.
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
  Income Taxes
          We file a consolidated Federal income tax return, as well as tax returns in several states. Income taxes are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10-25, formerly known as SFAS No. 109, “Accounting for Income Taxes”. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. Deferred tax assets are reviewed annually to assess the probability of realization of benefits in future periods or whether valuation allowances are appropriate. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Management has reviewed all evidence, both positive and negative, and concluded that a valuation allowance against the deferred tax asset is not needed at December 31, 2010. The calculation of the income tax provision is complex and requires the use of judgments and estimates in its determination.
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
Results of Operations
  2010 Compared to 2009
     Net Income
          Our net income for the year ended December 31, 2010, was $10.1 million or $.64 and $.57 for basic and fully diluted earnings per share, respectively. Net loss for the year ended December 31, 2009, was $3.9 million or $.70 basic and fully diluted loss per share. The $14.0 million increase in net income in 2010 compared to 2009 was due primarily to a $15.4 million decrease in interest expense, as a result of our improved deposit mix and lower cost of deposits. Additionally, there was an $11.7 million decrease in the provision for loan losses as a result of the recent positive economic trends affecting our loan portfolio including improving asset quality and lower average nonperforming assets.
     Net Interest Income/Margin
          Taxable-equivalent net interest income was $65.1 million in 2010 compared to $52.0 million in 2009, an increase of $13.1 million or 25.2%. Average interest-earning assets in 2010 increased $16.7 million to $1.777 billion, a .9% increase when compared to 2009. Average interest-bearing liabilities decreased $8.9 million to $1.560 billion, a .6% decrease. The net interest margin increased by 71 basis points to 3.66% in 2010 when compared to 2009. The components of net interest margin are described below.
          Taxable-equivalent interest income decreased $2.4 million or 2.4% to $95.6 million during 2010 compared with 2009 as a result of a 19 basis point decrease in the yield on interest-earning assets somewhat offset by the net growth of $16.7 million or .9% in average interest-earning assets. The average balance of loans outstanding in 2010 increased $29.4 million or 2.0% to $1.481 billion when compared to 2009. The yield on average loans outstanding decreased 10 basis points to 5.90% when compared to 2009, in large part due to decreasing yields on the consumer loan portfolio, consisting primarily of indirect automobile loans. The decrease in yield was due to changes in market interest rates. The average balance of investment securities decreased $22.0 million due to increased maturities and calls. Average interest-bearing deposits increased $19.6 million to $74.8 million and Federal funds sold decreased $10.4 million or 94.4% to $613,000 due to management’s decision to maintain higher levels of liquidity throughout the majority of 2010.
          Interest expense in 2010 decreased $15.4 million or 33.6% to $30.6 million as a result of a $8.9 million or .6% decrease in average interest-bearing liability balances and a 97 basis point decrease in the cost of interest-bearing liabilities due to management’s efforts to lower cost of funds by decreasing rates paid on deposits and to replace higher cost certificates of deposit with lower cost core deposits. Average total interest-bearing deposits decreased $6.4 million or .5% to $1.393 billion during 2010 compared to 2009, while average borrowings decreased $2.5 million or 1.5% to $166.8 million. The decrease in average total interest-bearing deposits was primarily due to a decrease of $195.9 million in time deposits somewhat offset by an increase in demand accounts and savings deposits.
     Average Balances, Interest and Yields

	For the Years Ended December 31,
	2010			2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Interest-Earning Assets:
Loans, net of unearned income(1)(2)
Taxable	$1,475,351	$87,104	5.90%	$1,444,423	$86,643	6.00%	$1,472,573	$96,009	6.52%
Tax-exempt(3)	5,267	324	6.17	6,817	395	5.93	8,493	581	6.97

Total loans	1,480,618	87,428	5.90	1,451,240	87,038	6.00	1,481,066	96,590	6.52
Investment securities
Taxable	208,834	7,302	3.50	227,731	9,901	4.35	139,391	6,867	4.93
Tax-exempt (4)	11,706	730	6.23	14,760	898	6.09	13,975	833	5.96

Total Investment securities	220,540	8,032	3.65	242,491	10,799	4.47	153,366	7,700	5.05
Interest-bearing deposits	74,792	177	.24	55,149	139	.25	2,630	36	1.38
Federal funds sold	613	1	.07	11,013	24	.22	11,960	179	1.49

Total interest-earning assets	1,776,563	95,638	5.38	1,759,893	98,000	5.57	1,649,022	104,505	6.34
Noninterest-Earning Assets:
Cash and due from banks	12,213			25,900			22,239
Allowance for loan losses	(28,085)			(33,632)			(22,610)
Premises and equipment	18,877			18,725			19,537
Other real estate owned	23,225			21,527			12,624
Other assets	76,864			66,461			57,682

Total assets	$1,879,657			$1,858,874			$1,738,494

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Demand deposits	$344,607	3,014	.87	$236,819	2,794	1.18	$271,429	6,226	2.29
Savings deposits	415,516	5,767	1.39	333,865	6,963	2.09	209,301	6,043	2.89
Time deposits	633,374	14,664	2.32	829,229	28,864	3.48	836,049	36,453	4.36

Total interest-bearing deposits	1,393,497	23,445	1.68	1,399,913	38,621	2.76	1,316,779	48,722	3.70
Federal funds purchased	740	7	.94	—	—	—	9,001	265	2.94
Securities sold under agreements to repurchase	22,436	442	1.97	29,237	390	1.33	34,924	921	2.64
Other short-term borrowings	14,493	572	3.94	6,407	227	3.54	25,393	879	3.46
Subordinated debt	67,527	4,502	6.67	67,527	4,650	6.89	67,527	5,284	7.83
Long-term debt	61,575	1,595	2.59	66,096	2,121	3.21	43,948	1,565	3.56

Total interest-bearing liabilities	1,560,268	30,563	1.96	1,569,180	46,009	2.93	1,497,572	57,636	3.85

Noninterest-Bearing Liabilities and Shareholders’ Equity:
Demand deposits	169,120			142,656			128,706
Other liabilities	15,137			14,425			13,755
Shareholders’ equity	135,132			132,613			98,461

Total liabilities and shareholders’ equity	$1,879,657			$1,858,874			$1,738,494

Net interest income/spread		$65,075	3.42		$51,991	2.64		$46,869	2.49

Net interest rate margin			3.66			2.95			2.84

(1)	Fee income relating to loans is included in interest income.

(2)	Nonaccrual loans are included in average balances and income on such loans, if recognized, is recognized on a cash basis.

(3)	Interest income includes the effects of taxable-equivalent adjustments of $112,000, $129,000 and $192,000, for 2010, 2009 and 2008, respectively, using a combined tax rate of 35%.

(4)	Interest income includes the effects of taxable-equivalent adjustments of $242,000, $288,000 and $259,000, for 2010, 2009 and 2008, respectively, using a combined tax rate of 35%.

Rate/Volume Analysis

	2010 Compared to 2009 Variance Attributed to(1)			2009 Compared to 2008 Variance Attributed to(1)
	Volume	Rate	Net Change	Volume	Rate	Net Change
			(In thousands)
Net Loans:
Taxable	$1,851	$(1,390)	$461	$(1,807)	$(7,559)	$(9,366)
Tax-exempt(2)	(88)	17	(71)	(106)	(80)	(186)
Investment Securities:
Taxable	(773)	(1,826)	(2,599)	3,926	(892)	3,034
Tax exempt(2)	(190)	22	(168)	47	18	65
Federal funds sold	(13)	(10)	(23)	(13)	(142)	(155)
Interest-bearing deposits	46	(8)	38	156	(53)	103

Total interest-earning assets	$833	$(3,195)	$(2,362)	$2,203	$(8,708)	$(6,505)

Interest-Bearing Deposits:
Demand	$1,062	$(842)	$220	$(715)	$(2,717)	$(3,432)
Savings	1,471	(2,667)	(1,196)	2,921	(2,001)	920
Time	(5,874)	(8,326)	(14,200)	(295)	(7,294)	(7,589)

Total interest-bearing deposits	(3,341)	(11,835)	(15,176)	1,911	(12,012)	(10,101)
Federal funds purchased	7	—	7	(132)	(133)	(265)
Securities sold under agreements to repurchase	(105)	157	52	(131)	(400)	(531)
Other short-term borrowings	316	29	345	(671)	19	(652)
Subordinated debt	—	(148)	(148)	—	(634)	(634)
Long-term debt	(138)	(388)	(526)	723	(167)	556

Total interest-bearing liabilities	$(3,261)	$(12,185)	$(15,446)	$1,700	$(13,327)	$(11,627)

(1)	The change in interest due to both rate and volume has been allocated to the components in proportion to the relationship of the dollar amounts of the change in each.

(2)	Reflects fully taxable equivalent adjustments using a combined tax rate of 35%.
     Provision for Loan Losses
          Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries.
          The provision for loan losses was $17.1 million in 2010, $28.8 million in 2009 and $36.6 million in 2008. Net charge-offs were $19.1 million in 2010 compared to $32.4 million in 2009 and $19.4 million in 2008. The decrease in the provision in 2010 compared to 2009 was primarily due to moderating asset quality, reductions in the level of average nonperforming assets, an increase in SBA loans of which a portion of each loan is guaranteed by the SBA, and a general increase in credit quality for newly originated loans. In 2008, management increased provision for loan losses well in excess of charge-offs in response to the worsening economic climate and to continued deterioration in the Bank’s asset quality. In the second half of 2009, credit trends began to stabilize and we saw some improvement in certain credit quality metrics such as nonperforming assets. In 2010, credit conditions improved with significant reductions in loans charged-off and delinquent loan percentages. Average nonperforming assets were $87.4 million for the year ended December 31, 2010 compared to $113.1 million for the same period in 2009, a decrease of $25.7 million or 22.7%.
          The allowance for loan losses as a percentage of loans outstanding at the end of 2010, 2009, and 2008 was 2.00%, 2.33% and 2.43%, respectively. The allowance for loan losses as a percentage of loans decreased 33 basis points in 2010 in response to the stabilizing economy and the associated positive impact on consumer loans.
          For additional information on asset quality, refer to the discussions regarding loans, credit quality, nonperforming assets, and the allowance for loan losses.

Analysis of the Allowance for Loan Losses

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Balance at beginning of year	$30,072	$33,691	$16,557	$14,213	$12,912
Charge-offs:
Commercial, financial and agricultural	504	1,045	319	200	68
Real estate-construction	10,879	20,217	9,083	1,934	—
Real estate-mortgage	1,860	416	332	82	5
Consumer installment	7,037	11,622	10,841	5,301	3,616

Total charge-offs	20,280	33,300	20,575	7,517	3,689
Recoveries:
Commercial, financial and agricultural	5	40	220	257	650
Real estate-construction	379	77	43	190	—
Real estate-mortgage	12	19	14	78	7
Consumer installment	769	745	882	836	733

Total recoveries	1,165	881	1,159	1,361	1,390

Net charge-offs	19,115	32,419	19,416	6,156	2,299
Provision for loan losses	17,125	28,800	36,550	8,500	3,600

Balance at end of year	$28,082	$30,072	$33,691	$16,557	$14,213

Allowance for loan losses as a percentage of loans	2.00%	2.33%	2.43%	1.19%	1.07%
Ratio of net charge-offs during period to average loans outstanding, net	1.44	2.44	1.36	.45	.19
          Real estate construction loan net charge-offs were $10.9 million in 2010 compared to $20.1 million in 2009. These charge-offs were related to residential construction builders and were attributed to the slowdown in housing construction and sales. Based on recent trends in the economy and a smaller balance of construction loans outstanding, management believes the real estate construction loan charge-offs will decrease in 2011 as compared to 2010. We will continue to closely monitor the activity and trends in the residential housing construction portfolio as well as the rest of the loan portfolio.
          Consumer installment loan net charge-offs of $6.3 million decreased 41.9% over charge-offs of $10.9 million in 2009. The majority of consumer installment loan charge-offs were related to indirect automobile loan repossessions and liquidations. The quarterly net charge-offs demonstrated a moderating trend in 2010. Quarterly indirect net charge-offs beginning with the third quarter of 2009 through the fourth quarter of 2010 were $2.2 million, $2.5 million, $2.1 million, $1.4 million, $1.3 million and $1.4 million, respectively.
      Noninterest Income
          Noninterest income for 2010 was $42.9 million compared to $34.0 million in 2009, a 26.3% increase. This increase was primarily due to an increase in revenues from mortgage banking, SBA lending and other operating income, somewhat offset by a decrease in securities gains, as described below.
          Income from mortgage banking activities increased $9.5 million to $24.5 million during 2010 compared to 2009. In 2009, management made the strategic decision to expand the mortgage banking operation by hiring 58 former employees of an Atlanta based mortgage company which had closed down operations. During 2010, we continued to hire employees for our mortgage operation. As a result of this expansion and favorable mortgage interest rates, the Bank originated approximately $1.245 billion in mortgage loans during 2010 compared to approximately $846 million in 2009 and $20 million in 2008. Origination fee income in 2010 was $4.9 million compared to $3.7 million in 2009. Gain on loans sold increased from $7.1 million in 2009 to $14.9 million in 2010. In addition, on January 1, 2009 the Bank elected under ASC 825-10-25 to value its loans held-for-sale at fair value. This valuation along with the mark to market on the derivatives associated with interest rate lock commitments and related hedges resulted in the recognition of a mark to market gain of $2.3 million during 2010 compared to $2.0 million in 2009.
          Income from SBA lending activities which includes gains from the sale of SBA loans and ancillary fees on loans sold with servicing retained, totaled $2.4 million for 2010, compared to $1.1 million for 2009. The increase was due to higher sales and better margins in 2010 as a result of a more active secondary market. Loans sold increased from $16.7 million in 2009 to $24.5 million in 2010. The premium on loans sold increased 65% in 2010 compared to 2009.

          Other operating income increased $782,000 to $1.5 million in 2010 compared to 2009 because of higher gains on sale of ORE and higher ORE lease income. Gains on sale of ORE increased because of more favorable gains on the sales of foreclosed properties. ORE lease income increased as the Bank was able to lease more properties held in other real estate.
          Securities gain income decreased $3.0 million to $2.3 million in 2010 compared to $5.3 million in 2009. The decrease is a result of the Bank selling fewer securities in 2010 compared to 2009. The Bank sold 16 securities totaling $98 million during 2010 compared to 33 securities totaling $151 million in 2009.
     Noninterest Expense
          Noninterest expense during 2010 increased $11.4 million or 17.7% to $76.0 million when compared to 2009, due primarily to increases in salaries and employee benefits related to growth in the mortgage division, and increases in other operating expenses.
          Salaries and benefits expense increased $9.3 million or 28.0% in 2010 compared to 2009. The increase was primarily due to the higher commissions and salaries associated with the expansion of the mortgage division during 2010 and the hiring of new lenders in the SBA, Commercial, Private Banking and Indirect divisions of the Bank.
          Other operating expenses were $9.0 million in 2010 and $1.9 million or 26.8% higher than 2009 as a result higher underwriting fee expense related to increased mortgage lending activity, higher other insurance expense related to certain expanded coverage limits, higher other losses related to the establishment of certain mortgage lending reserves, higher advertising expenses, higher stationery and printing expenses, and higher credit reports expense related to increased mortgage lending activity.
     Provision for Income Taxes
          The provision for income taxes expense (benefit) for 2010 and 2009 was $4.4 million and $(4.0) million, respectively, with effective tax rates of 30.3% and 50.6%, respectively. The income tax benefit recorded in 2009 was primarily the result of a pretax loss as well as the recognition of state income tax credits earned during the year. Management has reviewed all evidence, both positive and negative, and concluded that a valuation allowance against the deferred tax asset is not needed at December 31, 2010.
  2009 Compared to 2008
     Net Income
          Our net loss for the year ended December 31, 2009, was $3.9 million or $.70 basic and fully diluted loss per share. Net loss for the year ended December 31, 2008, was $12.2 million or $1.25 basic and fully diluted loss per share. The $8.4 million decrease in net loss in 2009 compared to 2008 was primarily due to a $7.8 million decrease in the provision for loan losses as a result of positive economic trends affecting our loan portfolio including moderating asset quality and lower nonperforming assets.
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
          Interest expense in 2009 decreased $11.6 million or 20.2% to $46.0 million as a result of a $71.6 million or 4.8% growth in average interest-bearing liability balances, more than offset by a 92 basis point decrease in the cost of interest-bearing liabilities due to management’s efforts to lower cost of funds by decreasing rates paid on deposits and to replace higher cost certificates of deposit with lower cost core deposits. Average total interest-bearing deposits increased $83.1 million or 6.3% to $1.400 billion during 2009 compared to 2008, while average borrowings decreased $11.5 million or 6.4% to $169.3 million. The increase in average total interest-bearing deposits was primarily due to an increase of $124.6 million in savings deposits offset by a decrease in demand accounts and time deposits.
          The cost of funds for subordinated debt decreased from 7.83% for 2008 to 6.89% in 2009 primarily as a result of Fidelity Southern Statutory Trust I and II which have floating rates indexes and decreased from 4.57% and 3.76%, respectively at December 31, 2008 to 3.35% and 2.14% at December 31, 2009.
     Provision for Loan Losses
          The provision for loan losses was $28.8 million in 2009 compared to $36.6 million in 2008. Net charge-offs were $32.4 million in 2009 compared to $19.4 million in 2008. The decrease in the provision in 2009 compared to 2008 was primarily due to moderating asset quality and reductions in the level of nonperforming assets. At December 31, 2009 total nonperforming assets were $92.9 million compared to $115.2 million at December 31, 2008, a reduction of $22.3 million or 19.4%.
          The allowance for loan losses as a percentage of loans outstanding at the end of 2009 and 2008 was 2.33% and 2.43%, respectively. The allowance for loan losses as a percentage of loans decreased 10 basis points in 2009 in response to the stabilizing economy and the associated positive impact on consumer loans. Adversely classified assets to total assets improved from 8.25% at the end of 2008 to 6.97% at the end of 2009.
     Noninterest Income
          Noninterest income for 2009 was $34.0 million compared to $17.6 million in 2008, a 92.7% increase. This increase was primarily due to an increase in revenues from mortgage banking. Income from mortgage banking activities increased $14.6 million to $15.0 million during 2009 compared to 2008. In the first quarter of 2009, management made the strategic decision to expand the mortgage banking operation. During 2009, we continued to hire employees for our mortgage operation. As a result of this expansion and favorable mortgage interest rates, the Bank originated approximately $846 million in mortgage loans during 2009 compared to approximately $20 million in 2008. Origination fee income in 2009 was $3.7 million compared to $144,000 in 2008. Gain on loans sold increased from $148,000 in 2008 to $7.1 million in 2009. In addition, on January 1, 2009 the Bank elected under ASC 825-10-25 to value its loans held-for-sale at fair value. This valuation along with the mark to market on the derivatives associated with interest rate lock commitments and related hedges resulted in the recognition of a mark to market gain of $2.0 million during 2009 compared to no gain in 2008. Other fee income associated with the mortgage banking activities was $2.2 million in 2009 compared to $48,000 in 2008.
          Securities gain income increased $4.0 million to $5.3 million in 2009 compared to $1.3 million in 2008. The increase is a result of the Bank repositioning the investment portfolio as part of the interest rate, cash flow, and capital risk rating strategies.
          Income from indirect lending activities for 2009 decreased $1.0 million or 19.1% to $4.2 million compared to $5.2 million for 2008. The decrease was due primarily to a decrease in loan sales in 2009 compared to 2008. There were service retained sales of $57.5 million of indirect automobile loans in 2009 compared to 2008. There were service retained sales of $57.5 million of indirect automobile loans in 2009 compared to sales of $99.3 million in 2008 with $75.3 million sold servicing retained.
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
          Salaries and benefits expense increased $7.4 million or 28.8% in 2009 compared to 2008. The increase was primarily due to the higher commissions and salaries associated with the expansion of the mortgage division during 2009.

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
          Other operating expenses were $7.1 million in 2009 and $1.1 million or 17.9% higher than 2008 as a result the 2008 reversal of $415,000 in accrued expenses related to the reserve for Fidelity’s estimated proportional share of a settlement of the Visa litigation with Discover Financial Services which did not reoccur in 2009, higher other insurance expense related to the higher premiums, higher credit reports and appraisal fee expenses which increased $245,000 in 2009 to $652,000, and increased placement fees.
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
          The Asset/Liability Management Committee (“ALCO”) meets regularly to, among other things, review our interest rate sensitivity positions and our balance sheet mix, monitor our capital position and ratios, review our product offerings and pricing, including rates, fees and charges, monitor our funding needs and sources, and review cash flows to assess our current and projected liquidity.
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
          The following schedule reflects an analysis of our assumed market value risk and earnings risk inherent in our interest rate sensitive instruments related to immediate and sustained interest rate variances of 200 basis points, both above and below current levels (rate shock analysis). It also reflects the estimated effects on net interest income and net income over a one-year period and the estimated effects on net present value of our assets, liabilities, and off-balance sheet items as a result of an immediate and sustained increase or decrease of 200 basis points in market rates of interest as of December 31, 2010 and 2009:
Rate Shock Analysis

	December 31, 2010		December 31, 2009
Market Rates of Interest	+200 Basis Points	-200 Basis Points	+200 Basis Points	-200 Basis Points
		(Dollars in thousands)
Change in net present value	$4,791	$23,999	$(9,953)	$25,869

Change as a percent of total assets	.25%	1.24%	(.54)%	1.40%

Change as a percent of regulatory equity	2.27%	11.36%	(4.76)%	12.38%

Percent change in net interest income	2.82%	(7.68)%	5.35%	(4.29)%

Percent change in net income	10.52%	(28.59)%	17.35%	(13.90)%

          The rate shock analysis at December 31, 2010, indicated that the effects of an immediate and sustained increase of 200 basis points in market rates of interest would fall within policy parameters and approved tolerances for equity at risk, net interest income and net income. The effect of an immediate and sustained decrease of 200 basis points in market rates would fall outside of policy parameters for net interest income and net income. Short-term market rates have dropped to historically low levels so that an immediate and sustained decrease of 200 basis points is highly doubtful.
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
          The interest rate sensitivity structure within our balance sheet at December 31, 2010, indicated a cumulative net interest sensitivity asset gap of 14.55% when projecting forward six months. When projecting out one year, there was a net interest sensitivity asset gap of 9.34%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle (see “Market Risk”). Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. Our policy states that the cumulative gap at six months and one year should generally not exceed 15% and 10%, respectively. Our cumulative gap at six months and one year both fall within this guideline.
          The following table illustrates our interest rate sensitivity at December 31, 2010, as well as the cumulative position at December 31, 2010. All amounts are categorized by their actual maturity or repricing date with the exception of non-maturity deposit accounts. As a result of prior experience during periods of rate volatility and management’s estimate of future rate sensitivities, we allocate the non-maturity deposit accounts noted below, based on the estimated duration of those deposits:
Interest Rate Sensitivity Analysis

	Repricing Within
	0-30	31-60	61-90	91-120	121-150	151-180	181-365	Over One
	Days	Days	Days	Days	Days	Days	Days	Year	Total
					(Dollars in thousands)
Interest-Earning Assets:
Investment securities	$1,480	$1,713	$1,723	$18,275	$1,741	$2,320	$10,893	$143,984	$182,129
Loans	367,715	44,897	40,055	28,196	33,018	26,361	185,224	677,906	1,403,372
Loans held-for-sale	121,007	58,996	12,487	2,487	2,487	6,217	6,217	—	209,898
Federal funds sold	516	—	—	—	—	—	—	—	516
Due from banks — interest-earning	33,901	—	—	—	—	—	—	—	33,901

Total interest-earning assets	524,619	105,606	54,265	48,958	37,246	34,898	202,334	821,890	1,829,816

Cumulative RSA	524,619	630,225	684,490	733,448	770,694	805,592	1,007,926

Interest-Bearing Liabilities:
Demand deposit accounts	9,281	9,281	9,281	3,094	3,094	3,094	18,561	129,930	185,616
Savings and NOW accounts	33,168	33,168	33,168	11,056	11,056	11,056	66,335	199,006	398,013
Money market accounts	21,379	21,379	21,379	7,126	7,126	7,126	42,759	299,313	427,587
Time deposits >$100,000	10,878	11,430	19,717	13,330	10,953	25,165	70,035	84,809	246,317
Time deposits <$100,000(Incl BD)	18,590	24,890	23,009	30,165	15,112	24,562	99,359	120,029	355,716
Long-term debt	—	—	25,774	—	—	—	—	116,753	142,527
Short-term borrowings	21,201	2,813	2,344	1,803	1,387	991	619	1,821	32,979

Total interest-bearing liabilities	114,497	102,961	134,672	66,574	48,728	71,994	297,668	951,661	1,788,755

Cumulative RSL	114,497	217,458	352,130	418,704	467,432	539,426	837,094

Interest-sensitivity gap	$410,122	$2,645	$(80,407)	$(17,616)	$(11,482)	$(37,096)	$(95,334)	$(129,771)	$41,061

Cumulative	$410,122	$412,767	$332,360	$314,744	$303,262	$266,166	$170,832	$41,061

Ratio of cumulative gap to total interest-earning assets	22.41%	22.56%	18.16%	17.2%	16.57%	14.55%	9.34%	2.24%
Ratio of interest sensitive assets to interest sensitive liabilities	458.19%	102.57%	40.29%	73.54%	76.44%	48.47%	67.97%	86.36%
Liquidity
          Liquidity is defined as the ability to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis. Management measures the liquidity position by giving consideration to both on-balance sheet and off-balance sheet sources of and demands for funds on a daily and weekly basis.

          Management seeks to maintain a stable net liquidity position while optimizing operating results, as reflected in net interest income, the net yield on earning assets, and the cost of interest-bearing liabilities in particular. ALCO meets regularly to review the current and projected net liquidity positions and to review actions taken by management to achieve this liquidity objective. While the desired level of liquidity will vary depending on a number of factors, it is the primary goal of Fidelity to maintain a sufficient level of liquidity in both normal operating conditions and in periods of market or industry stress. Levels of total liquidity, short-term liquidity, and short-term liquidity sources will be important in 2011 based on projected core loan growth and projected SBA and indirect automobile loan production and sales.
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
          The Company has limited liquidity, and it relies primarily on interest and dividends from subsidiaries equity, subordinated debt, and trust preferred securities, interest income, management fees, and dividends from the Bank as sources of liquidity. Interest and dividends from subsidiaries ordinarily provide a source of liquidity to a bank holding company. The Bank pays interest to Fidelity on the Bank’s subordinated debt and its short-term investments in the Bank and cash dividends on its preferred stock and common stock. Under the regulations of the GDBF, bank dividends may not exceed 50% of the prior year’s net earnings without approval from the GDBF. If dividends received from the Bank were reduced or eliminated, our liquidity would be adversely affected. The Bank’s net liquid asset ratio, defined as Federal funds sold, investments maturing in 30 days, unpledged securities, available unsecured Federal funds lines of credit, FHLB borrowing capacity and available brokered certificates of deposit divided by total assets decreased from 18.8% at December 31, 2009 to 16.1% at December 31, 2010. The decrease is due to lower Federal funds sold as management has been able to deploy excess liquidity into the loan portfolio.
          In addition to cash and cash equivalents and the availability of brokered deposits, as of December 31, 2010, we had the following sources of available unused liquidity:

December 31, 2010
(In thousands)
Unpledged securities	$51,000
FHLB advances	26,000
FRB lines	205,000
Unsecured Federal funds lines	47,000
Additional FRB line based on eligible but unpledged collateral	218,000

Total sources of available unused liquidity	$547,000

          Net cash flows from operating activities primarily result from net income adjusted for the following noncash items: the provision for loan losses, depreciation, amortization, and the lower of cost or market adjustments, if any. Net cash flows provided by operating activities in 2010 were positively impacted by proceeds from sales of loans of $1.261 billion and negatively impacted primarily by $1.322 billion in loans originated for resale. Net cash flows used in investing activities were negatively impacted by $251.4 million of cash outflows for purchases of investment securities available-for-sale and $148.6 million related to the increase in the loan portfolio. In addition, the net cash flows used in investing activities were positively impacted by net cash inflows from maturities and calls of investment securities of $134.3 million, and proceeds from the sale of investment securities available-for-sale of $94.7 million. Net cash flows provided by financing activities were positively impacted by increases in transactional accounts of $160.6 million, offset in part by a decrease of $98.1 million in time deposits.
Contractual Obligations and Other Commitments
          The following schedule provides a summary of our financial commitments to make future payments, primarily to fund loan and other credit obligations, long-term debt, and rental commitments primarily for the lease of branch facilities, the operations center, the SBA lending office, and the commercial lending, construction lending, and executive offices as of December 31, 2010. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments, lines of credit, and letters of credit are presented at contractual amounts; however, since many of these commitments are “revolving” commitments as discussed below and many are expected to expire unused or partially used, the total amount of these commitments does not necessarily reflect future cash requirements.

	Commitment Maturity or Payment Due by Period
	Commitments		More Than 1	3 Years or
	or Long-term	1 Year or	Year but Less	More but Less	5 Years or
	Borrowings	Less	Than 3 Years	Than 5 Years	More
	(In thousands)
Home equity lines	$44,029	$4,269	$9,402	$8,633	$21,725
Construction	30,459	30,459	—	—	—
Acquisition and development	535	535	—	—	—
Commercial	59,090	54,225	1,815	3,050	—
SBA	7,492	7,492	—	—	—
Mortgage	54,651	54,651	—	—	—
Letters of Credit	3,392	3,301	91	—	—
Lines of Credit	1,536	474	41	—	1,021

Total financial commitments(1)	201,184	155,406	11,349	11,683	22,746
Subordinated debt(2)	67,527	—	—	—	67,527
Long-term borrowings(3)	75,000	—	22,500	52,500	—
Rental commitments(4)	15,138	1,686	2,100	3,305	8,047
Purchase obligations(5)	2,985	1,789	1,120	76	—

Total commitments and long-term borrowings	$361,834	$158,881	$37,069	$67,564	$98,320

(1)	Financial commitments include both secured and unsecured obligations to fund. Certain residential construction and acquisition and development commitments relate to “revolving” commitments whereby payments are received as individual homes or parcels are sold; therefore, the outstanding balances at any one-time will be less than the total commitment. Construction loan commitments in excess of one year have provisions to convert to term loans at the end of the construction period.

(2)	Subordinated debt is comprised of five trust preferred security issuances. We have no obligations related to the trust preferred security holders other than to remit periodic interest payments and to remit principal and interest due at maturity. Each trust preferred security provides us the opportunity to prepay the securities at specified dates from inception, the fixed rate issues with declining premiums based on the time outstanding or at par after designated periods for all issues.

(3)	All long-term borrowings are collateralized with investment grade securities or with pledged real estate loans.

(4)	Leases and other rental agreements typically have renewal options either at predetermined rates or market rates on renewal.

(5)	Purchase obligations include significant contractual obligations under legally enforceable contracts with contract terms that are both fixed and determinable with initial terms greater than one year. The majority of these amounts are primarily for services, including core processing systems and telecommunications maintenance.
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
Loans
          During 2010, total loans outstanding, which included loans held-for-sale, increased $192.2 million or 13.5% to $1.613 billion when compared to 2009. The Bank’s total loan production increased to $2.209 billion in 2010 compared to $1.636 billion in 2009. The increase in loans was the result of a $95.6 million or 16.0% increase in consumer installment loans, consisting primarily of indirect automobile loans, to $693.3 million because of the improving economy in the Bank’s market area. Total commercial loans, including SBA loans, increased $47.7 million or 11.75% to $454.0 million in 2010 compared to 2009 with the growth primarily in the commercial real estate segment of the portfolio as part of the Bank’s effort to serve credit worthy customers in our local footprint.

Construction loans decreased $38.0 million or 24.6% to $116.8 million. Contributing to the decline were continued construction loan charge-offs, foreclosures and payoffs, which more than offset loan production.
          Loans held-for-sale increased $78.9 million or 59.9% to $209.9 million primarily due to a $74.2 million increase in mortgage loans held-for-sale to $155.0 million due to the expansion of the Bank’s mortgage lending division. The balance of the increase in loans held-for-sale was in SBA loans which increased $4.5 million to $24.9 million. The fluctuations in the held-for-sale balances are due to loan production levels and demands of loan investors.
Loans, by Category

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Loans:
Commercial, financial and agricultural	$97,331	$113,604	$137,988	$107,325	$107,992
Tax exempt commercial	5,151	5,350	7,508	9,235	14,969
Real estate-mortgage-commercial	351,548	287,354	202,516	189,881	163,275

Total commercial	454,030	406,308	348,012	306,441	286,236
Real estate-construction	116,755	154,785	245,153	282,056	306,078
Real estate-mortgage-residential	139,254	130,984	115,527	93,673	91,652
Consumer installment	693,333	597,782	679,330	706,188	646,790

Loans	1,403,372	1,289,859	1,388,022	1,388,358	1,330,756
Allowance for loan losses	(28,082)	(30,072)	(33,691)	(16,557)	(14,213)

Loans, net of allowance	$1,375,290	$1,259,787	$1,354,331	$1,371,801	$1,316,543

Total Loans:
Loans	$1,403,372	$1,289,859	$1,388,022	$1,388,358	$1,330,756
Loans Held-for-Sale:
Residential mortgage	155,029	80,869	967	1,412	321
Consumer installment	30,000	30,000	15,000	38,000	43,000
SBA	24,869	20,362	39,873	24,243	14,947

Total loans held-for-sale	209,898	131,231	55,840	63,655	58,268

Total loans	$1,613,270	$1,421,090	$1,443,862	$1,452,013	$1,389,024

Loan Maturity and Interest Rate Sensitivity

	December 31, 2010
	Within One	One Through Five	Over Five
	Year	Years	Years	Total
	(In thousands)
Loan Maturity:
Commercial, financial and agricultural	$65,117	$34,163	$3,202	$102,482
Real estate — construction	102,050	6,792	7,913	116,755

Total	$167,167	$40,955	$11,115	$219,237

Interest Rate Sensitivity:
Selected loans with:
Predetermined interest rates:
Commercial, financial and agricultural	$58,965	$34,018	$3,202	$96,185
Real estate — construction	42,148	6,792	14	48,954
Floating or adjustable interest rates:
Commercial, financial and agricultural	6,152	145	—	6,297
Real estate — construction	59,902	—	7,899	67,801

Total	$167,167	$40,955	$11,115	$219,237

     Construction Loans
          Total construction loan advances remained fairly stable decreasing from $23.0 million for the year ended December 31, 2009, to $22.6 million for the year ended December 31, 2010. Payoffs and transfers to OREO decreased from $110.3 million for the year ended December 31, 2009, to $89.3 million for the year ended December 31, 2010. The following table represents the number of houses and lots financed with our Construction loan area as of December 31, 2009 and 2010, and the activity for the three year period ended December 31, 2010.

	Number of Houses			Number of Lots
	Total	Atlanta	Florida	Total	Atlanta	Florida
January 1, 2008	700	494	206	2,138	864	1,274
Advances	255	69	186	57	20	37
Loans Paid-out/Principal payments	(289)	(83)	(206)	(201)	(95)	(106)
Loans transferred to ORE	(143)	(140)	(3)	(55)	(55)	—

December 31, 2008	523	340	183	1,939	734	1,205

Advances	327	81	246	47	31	16
Loans paid-out/Principal payments	(424)	(156)	(268)	(197)	(78)	(119)
Loans transferred to ORE	(51)	(46)	(5)	(172)	(95)	(77)

December 31, 2009	375	219	156	1,617	592	1,025

Advances	310	70	240	161	3	158
Loans paid-out/Principal payments	(337)	(90)	(247)	(195)	(22)	(173)
Loans transferred to ORE	(44)	(27)	(17)	(168)	(83)	(85)

December 31, 2010	304	172	132	1,415	490	925

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
          Management has taken numerous steps to reduce credit risk in the loan portfolio and to strengthen the credit risk management team and processes. A special assets group was organized in 2008 to evaluate potential nonperforming loans, to properly value nonperforming assets, and to facilitate the timely disposition of these assets while minimizing losses to the Company. In addition, all credit policies have been reviewed and revised as necessary, and experienced managers are in place and have strengthened all lending areas and Credit Administration. Because of moderating asset quality trends, particularly in our consumer indirect lending portfolio, and a reduction in the level of average nonperforming assets, the provision for loan losses for the year ended December 31, 2010, decreased to $17.1 million compared to a $28.8 million for the year ended December 31, 2009. Net charge-offs in 2010 decreased to $19.1 million compared to $32.4 million during 2009, largely due to a decrease in real estate construction and indirect lending charge-offs. This decrease is a function of the stabilizing housing market and to improvements in the economy in general and its impact on consumers. The decrease in loan loss provision is a result of a reduction in average nonperforming assets which peaked in the first quarter of 2009 at an average of $123.7 million and was $113.1 million for the year ended December 31, 2009 and $87.4 million for the year ended December 31, 2010.
          Construction loan net charge-offs decreased from $20.1 million for the year ended December 31, 2009 to $10.9 million in 2010. The performance of the consumer indirect lending portfolio of loans which at December 31, 2010, made up 44.5% of the total loan portfolio, has also shown improvement in 2010. Indirect loans 60-89 days delinquent decreased 54.2% from December 31, 2009 to December 31, 2010. Nonaccrual indirect loan balances decreased 31.8% from December 31, 2009 to December 31, 2010. Management recorded a total of $82.5 million in combined provision for loan losses for the three year period ended December 31, 2010 compared to net charge-offs of $71.0 million over the same period, so for every dollar of net charge-offs, we recorded $1.16 in provision for loan losses. The allowance for loan losses as a percentage of loans was 2.00% as of the end of 2010 compared to 2.33% at the end of 2009.
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

     Nonperforming Assets
          Nonperforming assets consist of nonaccrual loans, troubled debt restructured loans, if any, repossessions, and other real estate. Nonaccrual loans are loans on which the interest accruals have been discontinued when it appears that future collection of principal or interest according to the contractual terms may be doubtful. Troubled debt restructured loans are those loans whose terms have been modified, because of economic or legal reasons related to the debtors’ financial difficulties, to provide for a reduction in principal, change in terms, or modification of interest rates to below market levels. The Bank had $14.5 million in troubled debt restructured loans at December 31, 2010, of which $9.4 million were accruing loans and $5.1 million are on nonaccrual and included in nonperforming assets below. Repossessions include vehicles and other personal property that have been repossessed as a result of payment defaults on indirect automobile loans and commercial loans.
Nonperforming Assets

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Nonaccrual loans	$76,545	$69,743	$98,151	$14,371	$4,587
Repossessions	1,119	1,393	2,016	2,512	937
Other real estate	20,525	21,780	15,063	7,308	—

Total nonperforming assets	$98,189	$92,916	$115,230	$24,191	$5,524

Loans past due 90 days or more and still accruing	$—	$—	$—	$23	$—

Ratio of loans past due 90 days or more and still accruing to total loans	—%	—%	—%	—%	—%
Ratio of nonperforming assets to total loans, repossessions and ORE	6.01	6.43	7.89	1.65	.40
          The increase in nonperforming assets from December 31, 2009, to December 31, 2010, was a result of an increase in nonaccrual loans. Management believes it has been proactive in charging down and charging off these nonperforming assets as appropriate. Management’s assessment of the overall loan portfolio is that loan quality and performance have stabilized. Management is being aggressive in evaluating credit relationships and proactive in addressing problems.
          When a loan is classified as nonaccrual, to the extent collection is in question, previously accrued interest is reversed and interest income is reduced by the interest accrued in the current year. If any portion of the accrued interest was accrued in a previous period, accrued interest is reduced and a charge for that amount is made to the allowance for loan losses. For 2010, the gross amount of interest income that would have been recorded on nonaccrual loans, if all such loans had been accruing interest at the original contract rate, was approximately $4.4 million compared to $3.4 million and $1.6 million during 2009 and 2008, respectively. For additional information on nonaccrual loans see “Critical Accounting Policies — Allowance for Loan Losses.”
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

          At December 31, 2010, the allowance for loan losses was $28.1 million, or 2.00% of loans compared to $30.1 million, or 2.33% of loans at December 31, 2009. Net charge-offs as a percent of average loans outstanding was 1.44% in 2010 compared to 2.44% for 2009.
          The table below presents the allocated loan loss reserves by loan type as of December 31, 2010 and 2009.

	December 31,		Increase
	2010	2009	(Decrease)
	(In thousands)
Commercial and industrial	$1,362	$1,940	$(578)
Real estate — mortgage — commercial	3,548	2,668	880
Real estate — construction	9,453	11,822	(2,369)
Real estate — mortgage — residential	4,266	1,346	2,920
Consumer installment loans	8,357	10,994	(2,637)
Unallocated	1,096	1,302	(206)

	$28,082	$30,072	$(1,990)

          The allocated allowance for real estate construction loans decreased $2.4 million to $9.5 million at December 31, 2010, when compared to 2009, primarily due to reduced loans outstanding. Total construction loans decreased $38.0 million during 2010 to $116.8 million compared to $154.8 million at the end of 2009. The allowance allocated to indirect automobile loans decreased $2.6 million or 24.0% to $8.4 million from $11.0 million at the end of 2009. The decrease is primarily the result of positive trends in asset quality indicators somewhat offset by an increase in loans outstanding. The allowance allocated to real estate-mortgage loans increased to $4.3 million at December 31, 2010 compared to $1.3 million at December 31, 2009. The increase is primarily a result of higher specific loan loss reserves at December 31, 2010 compared to December 31, 2009. The allowance allocated to commercial real estate loans increased $880,000 during 2010 to $3.5 million compared to $2.7 million at the end of 2009. The increase is primarily related to an increase in specific loss reserves. In addition, loans outstanding increased over the prior year.
          The unallocated allowance decreased $206,000 to $1.1 million at December 31, 2010, compared to year-end 2009 based on management’s assessment of losses inherent in the loan portfolio and not reflected in specific allocations. See “Provisions for Loan Losses.”
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
Allocation of the Allowance for Loan Losses

	December 31, 2010		December 31, 2009		December 31, 2008
	Allowance	%*	Allowance	%*	Allowance	%*
	(Dollars in thousands)
Commercial, financial and agricultural(1)	$4,910	32.35%	$4,608	31.50%	$5,587	25.07%
Real estate — construction	9,453	8.32	11,822	12.00	11,042	17.66
Real estate — mortgage—residential	4,266	9.92	1,346	10.15	599	8.32
Consumer installment	8,357	49.41	10,994	46.35	15,364	48.95
Unallocated	1,096	—	1,302	—	1,099	—

Total	$28,082	100.00%	$30,072	100.00%	$33,691	100.00%

	December 31, 2007		December 31, 2006
	Allowance	%*	Allowance	%*
	(Dollars in thousands)
Commercial, financial and agricultural(1)	$4,228	22.07%	$5,226	21.51%
Real estate — construction	2,776	20.32	2,580	23.00
Real estate — mortgage—residential	562	6.75	521	6.89
Consumer installment	8,196	50.86	5,223	48.60
Unallocated	795	—	394	—

Total	$16,557	100.00%	$13,944	100.00%

*	Percentage of respective loan type to loans.

(1)	Includes allowance allocated for real estate—mortgage—commercial loans and SBA loans.

Investment Securities
          The levels of short-term investments and tax free municipal securities reflect our strategy of maximizing portfolio yields within overall asset and liability management parameters while providing for pledging and liquidity needs. Investment securities other than the investment in FHLB stock, on an amortized cost basis totaled $175 million and $156 million at December 31, 2010 and 2009, respectively. The increase of $19 million in investments at December 31, 2010, compared to December 31, 2009, was attributable to management’s decision to better position the portfolio for future changes in interest rates and execute cash flow and capital risk rating strategies.
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
          In 2010, the Company made several investment purchases and sales in an effort to position the portfolio should overall interest rates rise, to provide for liquidity needs as the loan portfolio began to grow, and to improve the risk based capital requirement profile of the investment portfolio. The Company sold 16 mortgage backed securities with an amortized cost basis of $98.3 million. The Company purchased $168 million in GNMA mortgage backed securities and $88 million in FHLMC mortgage backed securities and FHLB callable debt.
          Decreasing the size of the investment portfolio were principal paydowns on mortgage-backed securities of $24 million, and $116 million in calls on FHLB and FNMA securities.
          The estimated weighted average life of the securities portfolio was 6.0 years at December 31, 2010, compared to 8.0 years at December 31, 2009. At December 31, 2010, approximately $161 million based on the amortized cost of investment securities were classified as available-for-sale, compared to $137 million based on the amortized cost at December 31, 2009. The net unrealized gain on these securities available-for-sale at December 31, 2010, was $738,000 before taxes, compared to a net unrealized loss of $103,000 before taxes at December 31, 2009.
          At December 31, 2010 and 2009, we classified all but $14.1 million and $19.3 million, respectively, of our investment securities as available-for-sale. We maintain a relatively high percentage of our investment portfolio as available-for-sale for possible liquidity needs related primarily to loan production, while held-to-maturity securities are primarily utilized for pledging as collateral for public deposits and other borrowings.
Distribution of Investment Securities

	December 31,
	2010		2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$26,135	$26,336	$63,674	$63,119	$9,830	$9,954
Municipal securities	11,705	11,330	11,706	11,407	15,222	14,384
Mortgage backed securities-agency	137,010	138,738	80,966	82,333	126,340	129,878

Total	$174,850	$176,404	$156,346	$156,859	$151,392	$154,216

          The following table depicts the maturity distribution of investment securities and average yields as of December 31, 2010 and 2009. All amounts are categorized by their expected repricing date. The expected maturities may differ from the contractual maturities of mortgage backed securities because the mortgage holder of the underlying mortgage loans has the right to prepay their mortgage loans without prepayment penalties. The expected maturities may differ from the contractual maturities of callable agencies and municipal securities because the issuer has the right to redeem the callable security at predetermined prices at specified times prior to maturity.

Maturity Distribution of Investment Securities and Average Yields(1)

	December 31, 2010			December 31, 2009
	Amortized	Fair	Average	Amortized	Fair	Average
	Cost	Value	Yield(1)	Cost	Value	Yield(1)
	(Dollars in thousands)
Available-for-Sale:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies:
Due in less than one year	$10,000	$10,039	1.80%	$28,674	$28,351	3.30%
Due after one year through five years	16,135	16,297	2.32	35,000	34,768	4.03

Municipal securities(2)
Due after one year through five years	5,592	5,482	6.01	3,816	3,765	5.97
Due five years through ten years	6,113	5,848	6.16	6,144	6,090	6.14
Due after ten years	—	—	—	1,746	1,552	6.12

Mortgage backed securities
Due after one year through five years	118,958	119,962	3.44	32,452	33,247	4.69
Due five years through ten years	3,942	3,850	3.83	29,188	29,144	4.64

	$160,740	$161,478		$137,020	$136,917

Held-to-Maturity:
Mortgage backed securities
Due in less than one year	$1,770	$1,785	4.09%	$—	$—	—%
Due after one year through five years	12,340	13,141	4.97	19,326	19,942	4.91

	$14,110	$14,926		$19,326	$19,942

(1)	Weighted average yields are calculated on the basis of the carrying value of the security.

(2)	Interest income includes the effects of taxable equivalent adjustments of $242,000 in 2010 and $288,000 in 2009.
Deposits
          Total deposits increased $62.5 million or 4.0% during 2010 to $1.613 billion at December 31, 2010, from $1.551 billion at December 31, 2009, due primarily to an increase in interest-bearing demand deposits of $175.1 million or 69.3% to $427.6 million and an increase in non-interest bearing demand deposits of $28.1 million or 17.8% to $185.6 million. Other time deposits decreased $87.0 million or 19.6% to $355.7 million, savings deposits decreased $42.6 million or 9.7% to $398.0 million, and time deposits $100,000 and over decreased $11.1 million or 4.3% to $246.3 million. As interest rates stabilized at historically low levels in 2010, many customers fearing locking in low certificate of deposit rates, put their money into money market accounts which pay competitive rates but allow the depositor the flexibility to access the funds when necessary. Management encouraged this behavior by offering promotional interest rates to help manage the duration of the Bank’s deposit liabilities and projected liquidity. These promotional rates on money market accounts typically provide a higher interest rate for the first 90 days before reverting to the normal rate. The increase in noninterest-bearing demand deposits was in part due to an increase in the number of transaction accounts as the result of continued benefits from the transaction account acquisition initiative continued in 2010, and in part due to unlimited deposit insurance coverage available through December 31, 2012, for noninterest-bearing transaction accounts through implementation of the Dodd-Frank Act.
          Although average interest-bearing deposits during 2010 decreased $6.4 million or .5% over 2009 average balances to $1.393 billion, our average core deposits increased. The average balance of savings deposits increased $81.7 million to $415.5 million, while the average balance of interest-bearing demand deposits increased $107.8 million to $344.6 million, and the average balance of time deposits decreased $195.9 million to $633.3 million. Core deposits, obtained from a broad range of customers, and our largest source of funding, consist of all interest-bearing and noninterest-bearing deposits except time deposits over $100,000 and brokered deposits. Brokered deposits decreased from $99.0 million at December 31, 2009 to $62.5 million at December 31, 2010 and are included in other time deposit balances in the consolidated balance sheets. As core deposits grew during 2010, higher cost maturing brokered certificates of deposit were allowed to mature without being replaced. The average balance of interest-bearing core deposits was $1.070 billion and $960.8 million during 2010 and 2009, respectively.
          Noninterest-bearing deposits are comprised of certain business accounts, including correspondent bank accounts and escrow deposits, as well as individual accounts. Average noninterest-bearing demand deposits totaling $169.1 million represented 13.7% of average core deposits in 2010 compared to an average balance of $142.7 million or 12.9% in 2009. The average amount of, and average rate paid on, deposits by category for the periods shown are presented in the following table:

Selected Statistical Information for Deposits

	December 31,
	2010		2009		2008
	Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
			(Dollars in thousands)
Noninterest-bearing demand deposits	$169,120	—%	$142,656	—%	$128,706	—%
Interest-bearing demand deposits	344,607	.87	236,819	1.18	271,429	2.29
Savings deposits	415,516	1.39	333,865	2.09	209,301	2.89
Time deposits	633,374	2.32	829,229	3.48	836,049	4.36

Total average deposits	$1,562,617	1.50	$1,542,569	2.50	$1,445,485	3.37

Maturity Distribution of Time Deposits

	December 31, 2010
		$100,000 or
	Other	More	Total
		(In thousands)
Three months or less	$65,832	$42,025	$107,857
Over three through six months	69,839	49,448	119,287
Over six through 12 months	99,359	70,035	169,394
Over one through two years	79,889	49,593	129,482
Over two through three years	9,350	6,870	16,220
Over three through four years	21,634	28,246	49,880
Over four through five years	7,373	100	7,473
Over five years	2,439	—	2,439

Total	$355,715	$246,317	$602,032

Short-Term Debt
          There were no FHLB short-term borrowings at December 31, 2010. FHLB short-term borrowings totaled $27.5 million at December 31, 2009, and were drawn on a collateralized line with $2.5 million maturing April 5, 2010 at a rate of 2.64% and $25.0 million maturing November 5, 2011 at 4.06%. All FHLB advances are collateralized with qualifying residential, home equity, and commercial real estate mortgage loans and, from time to time, agency notes or agency mortgage backed securities.
          Other short-term borrowings totaled approximately $33.0 million and $41.9 million at December 31, 2010 and 2009, respectively, consisting of the FHLB short-term borrowings listed above, and $20.8 million and $14.4 million, respectively, in overnight repurchase agreements primarily with commercial customers at an average rate of .47% and .45%, respectively. In addition, at December 31, 2010, the Bank had $12.2 million in SBA secured borrowings at 5.07%. These borrowings result from transfers of SBA loans to third parties in which the Bank makes certain representations and warranties effective for 90 days from the date of transfer. When the 90 day period expires, the secured borrowing is reduced, loans are reduced, and a gain or loss on sale is recorded in SBA lending activities in the Consolidated Statement of Operations.
     There were no Federal funds purchased outstanding at December 31, 2010 or December 31, 2009.
Schedule of Short-Term Borrowings(1)

					Weighted
	Maximum		Average		Average Interest
	Outstanding at	Average	Interest	Ending	Rate at Year-
Years Ended December 31,	Any Month-End	Balance	Rate During Year	Balance	End
		(Dollars in thousands)
2010	$58,999	$37,669	2.71%	$32,977	2.17%
2009	52,047	35,644	1.73	41,869	2.74
2008	106,348	69,318	2.98	55,017	1.81

(1)	Consists of Federal funds purchased, securities sold under agreements to repurchase, long-term borrowings within a year to maturity, and borrowings from the FHLB that mature either overnight or on a remaining fixed maturity not to exceed one year.

Subordinated Debt and Other Long-Term Debt
          The Company had $142.5 million and $117.5 million of subordinated debt and other long-term debt outstanding at December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, the Company had $67.5 million in trust preferred securities classified as subordinated debt, including $2.0 million in subordinated debt incurred to acquire stock in the trust preferred subsidiaries. The Company also had $75.0 million and $50.0 million at December 31, 2010 and 2009, respectively, in long-term Federal Home Loan Bank Advances.
          The $25.0 million or 50.0% increase in long-term debt at December 31, 2010 compared to December 31, 2009 is a result of the reclassification from short-term borrowings of a FHLB advance that was restructured to take advantage of historically low interest rates. A $25.0 million 4.06% FHLB advance maturing November 5, 2010 was modified by extending the maturity date to July 16, 2013 and reducing the interest rate to 1.76%. The long-term advances are discussed below.
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
          On March 12, 2008, the Company entered into a $5.0 million five year FHLB European convertible advance collateralized with pledged qualifying real estate loans and maturing March 12, 2013. The advance had an interest rate of 2.395% at December 31, 2010. The FHLB had the one-time option on March 12, 2010 to convert the interest rate from a fixed rate to a variable rate based on three-month LIBOR plus a spread charged by the FHLB to its members for an adjustable rate credit advance with the same remaining maturity, but did not exercise this option.
          On March 12, 2008, the Company entered into a $5.0 million five year FHLB European convertible advance collateralized with pledged qualifying real estate loans and maturing March 12, 2013. The advance had an interest rate of 2.79% at December 31, 2010. The FHLB has the one-time option on March 14, 2011 to convert the interest rate from a fixed rate to a variable rate based on three-month LIBOR plus a spread charged by the FHLB to its members for an adjustable rate credit advance with the same remaining maturity.
          On April 3, 2008, the Company entered into a $2.5 million five year FHLB European convertible advance collateralized with pledged qualifying real estate loans and maturing April 3, 2013. The advance had an interest rate of 2.40% at December 31, 2010. The FHLB had the one-time option on April 5, 2010 to convert the interest rate from a fixed rate to a variable rate based on three-month LIBOR plus a spread charged by the FHLB to its members for an adjustable rate credit advance with the same remaining maturity, but did not exercise this option.
          On April 1, 2008, the Company entered into a $2.5 million four year FHLB Fixed Rate advance collateralized with pledged qualifying real estate loans and maturing April 2, 2012. The advance had an interest rate of 3.24% at December 31, 2010.
          On November 5, 2007, the Company entered into a $25 million three year FHLB European Convertible Advance collateralized with pledged qualifying real estate loans and maturing November 5, 2010. The interest rate on the advance was originally at 4.06% and had a one-time FHLB conversion option in November of 2008. In 2010, this advance was restructured to extend the maturity date to July 16, 2013 and lower the interest rate to 1.76%.
          On March 12, 2009, the Company entered into a $15 million three year FHLB Fixed Rate advance collateralized with pledged qualifying real estate loans and maturing April 13, 2012. The advance had an interest rate of 2.559% at December 31, 2010.
          On March 9, 2009, the Company entered into a $15 million four year FHLB Fixed Rate advance collateralized with pledged qualifying real estate loans and maturing March 11, 2013. The advance had an interest rate of 2.90% at December 31, 2010.
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

          On March 17, 2005, we issued $10 million in floating rate capital securities of Fidelity Southern Statutory Trust II with a liquidation value of $1,000 per security. Interest is adjusted quarterly at a rate per annum equal to the three-month LIBOR plus 1.89%. The capital securities had an initial rate of 4.87% and a rate of 2.19% and 2.14% at December 31, 2010 and December 31, 2009, respectively. The issuance has a final maturity of 30 years, but may be redeemed at any distribution payment date on or after March 17, 2010, at the redemption price of 100%.
          On June 26, 2003, we issued $15 million in Floating Rate Capital Securities of Fidelity Southern Statutory Trust I with a liquidation value of $1,000 per security. Interest is adjusted quarterly at a rate per annum equal to the three-month LIBOR plus 3.10%. The capital securities had an initial rate of 4.16%, with the provision that prior to June 26, 2008, the rate will not exceed 11.75%. The rates in effect on December 31, 2010 and 2009, were 3.40% and 3.35%, respectively. The issuance has a final maturity of 30 years, but may be redeemed at any distribution payment date on or after June 26, 2008, at the redemption price of 100%.
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
          The $65.5 million of trust preferred securities issued by trusts established by us, as of December 31, 2010 and 2009, are not consolidated for financial reporting purposes in accordance with FASB ASC 810-10-05, formerly known as FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (Revised),”. Thus, the equity investments in the subsidiaries created to issue the obligations, the obligations themselves, and related dividend income and interest expense are reported on a deconsolidated basis, with the investments in the amount of $2.0 million at December 31, 2010 and 2009, reported as other assets and dividends included as other noninterest income. The obligations, including the amount related to the equity investments, in the amount of $67.5 million at December 31, 2010 and 2009, are reported as subordinated debt, with related interest expense reported as interest on subordinated debt.
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
          In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”. Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.
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

          Shareholders’ equity at December 31, 2010 and 2009, was $140.5 million and $129.7 million, respectively. The $10.8 million increase at December 31, 2010, compared to December 31, 2009, was primarily the result of net income and preferred dividends paid during 2010.
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
CONSOLIDATED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2010				2009
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Interest income	$23,899	$23,713	$24,440	$23,232	$24,469	$25,076	$24,706	$23,332
Interest expense	6,420	7,276	8,199	8,668	9,740	11,275	12,657	12,337

Net interest income	17,479	16,437	16,241	14,564	14,729	13,801	12,049	10,995
Provision for loan losses	6,975	5,025	1,150	3,975	7,500	4,500	7,200	9,600
Securities gains, net	—	—	2,291	—	4,789	519	—	—
Noninterest income	13,593	11,561	11,248	6,507	7,401	6,699	7,755	6,815
Noninterest expense	20,177	19,979	18,823	16,994	16,571	16,467	17,504	14,020

Income (loss) before income (benefit) taxes	3,920	2,994	7,516	102	2,848	52	(4,900)	(5,810)
Income tax (benefit) expense	932	913	2,647	(93)	920	(346)	(2,095)	(2,434)

Net income (loss)	2,988	2,081	4,869	195	1,928	398	(2,805)	(3,376)
Preferred stock dividends	(823)	(823)	(823)	(823)	(824)	(823)	(823)	(823)

Net income (loss) available to common equity	$2,164	$1,258	$4,046	$(628)	$1,104	$(425)	$(3,628)	$(4,199)

Earnings (loss) per share:
Basic earnings (loss) per share(1)	$.20	$.12	$.38	$(.06)	$.11	$(.04)	$(.36)	$(.42)

Diluted earnings (loss) per share(1)	$.18	$.10	$.33	$(.06)	$.11	$(.04)	$(.36)	$(.42)

Weighted average shares outstanding(1)	10,769	10,762	10,723	10,408	10,261	10,246	10,208	10,095

(1)	Adjusted for stock dividends
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
          See Item 7, “Market Risk” and “Interest Rate Sensitivity” for a quantitative and qualitative discussion about our market risk.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders Fidelity Southern Corporation

We have audited the accompanying consolidated balance sheets of Fidelity Southern Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fidelity Southern Corporation and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fidelity Southern Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia March 17, 2011

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(Dollars in thousands)
ASSETS
Cash and due from banks	$45,761	$168,766
Interest-bearing deposits with banks	1,481	1,926
Federal funds sold	517	428

Cash and cash equivalents	47,759	171,120
Investment securities available-for-sale (amortized cost of $160,740 and $137,020 at December 31, 2010 and 2009, respectively)	161,478	136,917
Investment securities held-to-maturity (approximate fair value of $14,926 and $19,942 at December 31, 2010 and 2009, respectively)	14,110	19,326
Investment in FHLB stock	6,542	6,767
Loans held-for-sale (loans at fair value of $155,029 and $80,869 at December 31, 2010 and 2009, respectively)	209,898	131,231
Loans	1,403,372	1,289,859
Allowance for loan losses	(28,082)	(30,072)

Loans, net of allowance for loan losses	1,375,290	1,259,787
Premises and equipment, net	19,510	18,092
Other real estate, net	20,525	21,780
Accrued interest receivable	7,990	7,832
Bank owned life insurance	30,275	29,058
Other assets	51,923	49,610

Total assets	$1,945,300	$1,851,520

LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$185,614	$157,511
Interest-bearing deposits:
Demand and money market	427,590	252,493
Savings	398,012	440,596
Time deposits, $100,000 and over	246,317	257,450
Other time deposits	355,715	442,675

Total deposits	1,613,248	1,550,725
Other short-term borrowings	32,977	41,870
Subordinated debt	67,527	67,527
Other long-term debt	75,000	50,000
Accrued interest payable	2,973	4,504
Other liabilities	13,064	7,209

Total liabilities	1,804,789	1,721,835

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value. Authorized 10,000,000; 48,200 shares issued and outstanding, net of discount	45,578	44,696
Common Stock, no par value. Authorized 50,000,000; issued and outstanding 10,775,947 and 10,275,592 at 2010 and 2009, respectively	57,542	53,342
Accumulated other comprehensive gain (loss), net of tax	458	(64)
Retained earnings	36,933	31,711

Total shareholders’ equity	140,511	129,685

Total liabilities and shareholders’ equity	$1,945,300	$1,851,520

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands, except per share data)
Interest Income:
Loans, including fees	$87,316	$86,909	$96,398
Investment securities	7,790	10,511	7,441
Federal funds sold and bank deposits	178	163	215

Total interest income	95,284	97,583	104,054
Interest Expense:
Deposits	23,445	38,621	48,722
Short-term borrowings	1,021	616	2,065
Subordinated debt	4,502	4,650	5,284
Other long-term debt	1,595	2,121	1,565

Total interest expense	30,563	46,009	57,636
Net Interest Income	64,721	51,574	46,418
Provision for loan losses	17,125	28,800	36,550

Net Interest Income After Provision for Loan Losses	47,596	22,774	9,868
Noninterest Income:
Service charges on deposit accounts	4,284	4,413	4,757
Other fees and charges	2,155	2,005	1,944
Mortgage banking activities	24,478	14,961	340
Indirect lending activities	4,485	4,229	5,227
SBA lending activities	2,435	1,099	1,250
Bank owned life insurance	1,316	1,280	1,278
Securities gains	2,291	5,308	1,306
Other	1,465	683	1,534

Total noninterest income	42,909	33,978	17,636
Noninterest Expense:
Salaries and employee benefits	42,573	33,261	25,827
Furniture and equipment	2,721	2,721	2,949
Net occupancy	4,480	4,421	4,137
Communication	1,878	1,617	1,654
Professional and other services	4,790	4,916	3,823
Other real estate expense	6,995	6,859	3,399
FDIC insurance premiums	3,534	3,666	1,025
Other	9,002	7,101	6,025

Total noninterest expense	75,973	64,562	48,839

Income (loss) before income tax expense (benefit)	14,532	(7,810)	(21,335)
Income tax expense (benefit)	4,399	(3,955)	(9,099)

Net income (loss)	10,133	(3,855)	(12,236)
Preferred stock dividends and accretion of discount	3,293	3,293	106

Net income (loss) available to common equity	$6,840	$(7,148)	$(12,342)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.64	$(0.70)	$(1.25)

Diluted earnings (loss) per share	$0.57	$(0.70)	$(1.25)

Weighted average shares outstanding — Basic	10,667,003	10,204,168	9,913,046

Weighted average shares outstanding — Fully Diluted	12,005,189	10,204,168	9,913,046

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other Comprehensive
	Preferred Stock		Common Stock		Income (Loss)
	Shares	Amount	Shares	Amount	Net of Tax	Retained Earnings	Total
				(In thousands)
Balance December 31, 2007	—	$—	9,369	$46,164	$(804)	$54,603	$99,963
Comprehensive income:
Net loss	—	—	—	—	—	(12,236)	(12,236)
Other comprehensive income, net of tax	—	—	—	—	2,137	—	2,137

Comprehensive loss	—	—	—	—	—	—	(10,099)
EITF 06-04 Cumulative effect adjustment	—	—	—	—	—	(594)	(594)
Common stock issued and share-based compensation under:
Employee benefit plans	—	—	109	701	—	—	701
Dividend reinvestment plan	—	—	85	297	—	—	297
Issuance of Preferred Stock	48	43,787	—	—	—	—	43,787
Accretion of discount on preferred stock	—	26	—	—	—	(26)	—
Issuance of common stock warrants	—	—	—	4,413	—	—	4,413
Preferred stock dividend	—	—	—	—	—	(80)	(80)
Common dividends declared ($.19 per share)	—	—	—	—	—	(1,783)	(1,783)
Common stock dividend	—	—	95	311	—	(311)	—
Cash paid for fractional interest associated with stock dividend	—	—	—	—	—	(1)	(1)

Balance December 31, 2008	48	43,813	9,658	51,886	1,333	39,572	136,604
Comprehensive income:
Net loss	—	—	—	—	—	(3,855)	(3,855)
Other comprehensive loss, net of tax	—	—	—	—	(1,397)	—	(1,397)

Comprehensive loss	—	—	—	—	—	—	(5,252)
Common stock issued and share-based compensation under:
Employee benefit plans	—	—	142	566	—	—	566
Dividend reinvestment plan	—	—	67	181	—	—	181
Accretion of discount on preferred stock	—	883	—	—	—	(883)	—
Preferred stock dividend	—	—	—	—	—	(2,410)	(2,410)
Common stock dividend	—	—	197	709	—	(709)	—
Cash paid for fractional interest associated with stock dividend	—	—	—	—	—	(4)	(4)

Balance December 31, 2009	48	44,696	10,064	53,342	(64)	31,711	129,685
Comprehensive income:
Net income	—	—	—	—	—	10,133	10,133
Other comprehensive income, net of tax	—	—	—	—	522	—	522

Comprehensive income	—	—	—	—	—	—	10,655
Common stock issued and share-based compensation under:
Employee benefit plans	—	—	197	590	—	—	590
Dividend reinvestment plan	—	—	304	2,000	—	—	2,000
Accretion of discount on preferred stock	—	882	—	—	—	(882)	—
Preferred stock dividend	—	—	—	—	—	(2,410)	(2,410)
Common stock dividend	—	—	211	1,610	—	(1,610)	—
Cash paid for fractional interest associated with stock dividend	—	—	—	—	—	(9)	(9)

Balance December 31, 2010	48	$45,578	10,776	$57,542	$458	$36,933	$140,511

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
		(In Thousands)
Operating Activities:
Net income (loss)	$10,133	$(3,855)	$(12,236)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for loan losses	17,125	28,800	36,550
Depreciation and amortization of premises and equipment	1,810	1,912	2,141
Other amortization	1,967	1,051	368
Impairment of other real estate	4,154	3,869	2,353
Share-based compensation	183	231	169
Proceeds from sale of loans	1,261,085	850,477	142,575
Proceeds from sales of other real estate	14,157	17,198	7,634
Proceeds from sale of premises and equipment	—	61	—
Loans originated for resale	(1,321,963)	(917,420)	(132,813)
Securities gains	(2,291)	(5,308)	(1,306)
Gains on loan sales	(17,789)	(8,448)	(1,947)
Gain on sale of other real estate	(727)	(68)	(197)
Gain on sales of premises and equipment	—	(56)	—
Net increase in cash value of bank owned life insurance	(1,217)	(1,190)	(1,169)
Net (decrease) increase in deferred income taxes	(3,788)	2,560	(8,117)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(158)	260	1,275
Other assets	245	(20,049)	(4,451)
Accrued interest payable	(1,531)	(2,534)	278
Other liabilities	5,855	1,236	(584)

Net cash (used in) provided by operating activities	(32,750)	(51,273)	30,523
Investing Activities:
Purchases of investment securities available-for-sale	(251,435)	(215,730)	(44,314)
Purchase of investment in FHLB stock	(90)	(1,485)	(4,927)
Sales of investment securities available-for-sale	94,676	156,383	5,417
Maturities and calls of investment securities held-to-maturity	5,225	5,479	4,289
Maturities and calls of investment securities available-for-sale	134,265	53,665	18,072
Redemption of investment in FHLB stock	315	—	5,310
Net (increase) decrease in loans	(148,563)	38,439	(35,805)
Capital improvements to other real estate	(394)	(411)	(821)
Purchases of premises and equipment	(3,228)	(698)	(2,631)

Net cash (used in) provided by investing activities	(169,229)	35,642	(55,410)
Financing Activities:
Net increase (decrease) in demand deposits, money market accounts, and savings accounts	160,616	303,778	(115,284)
Net (decrease) increase in time deposits	(98,093)	(196,735)	153,341
Proceeds from issuance of other long-term debt	25,000	30,000	27,500
Repayment of other long-term debt	—	(27,500)	(5,000)
(Decrease) increase in short-term borrowings	(8,893)	(13,147)	(20,937)
Proceeds from issuance of preferred stock	—	—	48,200
Proceeds from issuance of common stock	2,407	515	828
Common stock dividends paid	(9)	(3)	(1,783)
Preferred stock dividends paid	(2,410)	(2,182)	—

Net cash provided by financing activities	78,618	94,726	86,865

Net (decrease) increase in cash and cash equivalents	(123,361)	79,095	61,978
Cash and cash equivalents, beginning of year	171,120	92,025	30,047

Cash and cash equivalents, end of year	$47,759	$171,120	$92,025

Supplemental disclosures of cash flow information:
Cash paid (refunded) during the year for:
Interest	$32,095	$48,542	$58,730

Income taxes	$4,431	$(3,552)	$1,394

Non-cash transfers of loans to other real estate	$15,935	$27,305	$16,725

Stock dividends	$1,589	$709	$311

Loans transferred from held-for-sale	$6,546	$9,421	$7,550

Accretion of discount on preferred stock	$882	$883	$—

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
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
     Allowance for Loan Losses
          The allowance for loan losses is established and maintained through provisions charged to operations. Such provisions are based on management’s evaluation of the loan portfolio, including loan portfolio concentrations, current economic conditions, past loan loss experience, adequacy of underlying collateral, and such other factors which, in management’s judgment, deserve consideration in estimating loan losses. Loans are charged off when, in the opinion of management, such loans are deemed to be uncollectible. Subsequent recoveries are added to the allowance.
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
          A substantial portion of the Bank’s loans is secured by real estate located in the metropolitan Atlanta, Georgia, area. In addition, most of the Bank’s other real estate and most consumer loans are located in this same market area. Accordingly, the ultimate collectability of a substantial portion of the loan portfolio and the recovery of a substantial portion of the carrying amount of other real estate are susceptible to changes in market conditions in this market area.
     Loans Held-For-Sale
          Loans held-for-sale include the majority of originated residential mortgage loans, certain SBA loans, and a pool of indirect automobile loans at December 31, 2010 and 2009. The Company has the ability and intent to sell loans classified as held-for-sale and the SBA and indirect automobile loans held-for-sale are recorded at the lower of cost or market on an aggregate basis. Any loans initially determined to be held-for-sale and later transferred to the held for investment portfolio are transferred at the lower of cost or market. We have elected to account for newly originated residential mortgage loans held-for-sale under FASB accounting standards codification 825-10-25 which was previously known as Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” For residential mortgage loans, fair value is determined by outstanding commitments from investors for committed loans and on the basis of current delivery prices in the secondary mortgage market for uncommitted loans, if any. Adjustments to reflect unrealized gains and losses resulting from changes in fair value of residential mortgage loans held-for-sale and realized gains and losses upon ultimate sale of the loans are classified as noninterest income in the Consolidated Statements of Income. For SBA loans, fair value is determined primarily based on loan performance and available market information. For indirect automobile loans, the fair value is determined based on evaluating the estimated market value of the pool being accumulated for sale based on available market information.
          There are certain regulatory capital requirements that must be met in order to qualify to originate residential mortgage loans and these capital requirements are monitored to assure compliance. The Company was in compliance with these requirements at December 31, 2010.
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
     Income Taxes
          The Company files a consolidated Federal income tax return. Taxes are accounted for in accordance with FASB ASC 740-10-05, formerly known as SFAS No. 109, “Accounting for Income Taxes”. Under the liability method of FASB ASC 740-10-05, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. All available evidence, both positive and negative, is used in the consideration to determine whether, based on the weight of that evidence, a valuation allowance is required. The weight given to the potential effect of negative and positive evidence will be commensurate with the extent to which it can be objectively verified. In accordance with FIN 48, as codified in ASC 740-10-05, the Company only recognizes a benefit if it determines the tax position would more likely than not be sustained in an examination.
     Earnings Per Common Share
          Earnings per share are presented in accordance with requirements of FASB ASC 260-10-05, formerly known as SFAS No. 128, “Earnings Per Share.” Any difference between basic earnings per share and diluted earnings per share is a result of the dilutive effect of stock options and warrants.
     Share-based Compensation
          The Company accounts for share-based compensation under the fair value recognition provisions of FASB ASC 718-10-10, formerly known as SFAS No. 123(R), “Share-Based Payment” whereby the fair value of the award at the grant date is expensed over the award’s vesting period.
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
          In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” codified in ASU 2009-16 which amended the guidance in ASC 860 to improve the relevance, representational faithfulness, and comparability of the information provided about a transfer of financial assets; the effects of a transfer on financial position, financial performance and cash flows; and a transferor’s continuing involvement in the transferred financial assets. The guidance was effective for annual reporting periods beginning after November 15, 2009. The Company adopted the guidance on January 1, 2010. There was no material impact on the Company’s financial condition and statement of operations as a result of the adoption of this guidance.
          In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46 (R)” codified in ASU 2009-17 which amended ASC 810-10 to improve financial reporting by companies with variable interest entities. The guidance addressed the effects of the elimination of the qualifying special-purpose entity (“QSPE”) and the application of certain key provisions of

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Interpretation 46 (R). The guidance was effective for annual reporting periods beginning after November 15, 2009. The Company adopted the guidance on January 1, 2010. There was no material impact on the Company’s financial condition and statement of operations as a result of the adoption of this guidance.
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
          In April 2010, the FASB issued ASU No. 2010-18 “Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset” which clarifies that modifications of loans that are accounted for within a pool under Subtopic 310-30, which provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition, do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. This ASU is effective for modifications of loans accounted for within pools occurring in the first interim period ending after July 15, 2010. The Company adopted this guidance on October 1, 2010. This ASU did not have a material impact on the Company’s financial condition and statements of operations.
          In July 2010, the FASB issued ASU No. 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” which amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosure requirements are included in Note 4. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. ASU No. 2011-01 issued in January 2011 temporarily delayed the effective date for the disclosures for troubled debt restructurings to allow the FASB to complete its deliberations. The Company does not expect the adoption of this ASU to have a material impact on its financial position and statement of operations and will include the required disclosures in its annual report.
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
          In 2010, FSC and the Bank operated under memoranda of understanding (“MOU”) with the FRB, the GDBF and the FDIC. On February 22, 2011, the Bank was notified that the FDIC and the GDBF terminated the MOU relating to the Bank. The MOU, issued by the FRB and the GDBF relating to FSC remains effective at this time (the “FSC MOU”). The FSC MOU requires that FSC submit quarterly reports to its regulators providing FSC parent-only financial statements and written confirmation of compliance with the FSC MOU. Prior to declaring or paying any cash dividends, purchasing or redeeming any treasury stock, or incurring any additional debt, FSC must obtain the prior written consent of its regulators.
          The following table sets forth the capital requirements for the Bank under FDIC regulations and the Bank’s capital ratios at December 31, 2010 and 2009:

	FDIC Regulations
	Adequately	Well	December 31,
Capital Ratios:	Capitalized	Capitalized	2010	2009
Leverage	4.00%	5.00%	9.49%	9.27%
Risk-Based Capital:
Tier 1	4.00	6.00	11.02	11.55
Total	8.00	10.00	12.89	13.48
          The FRB, as the primary regulator of FSC, has established capital requirements as a function of its oversight of bank holding companies.
          The following table depicts FSC’s capital ratios at December 31, 2010 and 2009, in relation to the minimum capital ratios established by the regulations of the FRB:

	December 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Tier 1 Capital:
Actual	$178,376	10.87%	$169,346	11.25%
Minimum	65,625	4.00	60,229	4.00

Excess	$112,751	6.87%	$109,117	7.25%

Total Risk-Based Capital:
Actual	$217,796	13.28%	$210,559	13.98%
Minimum	131,249	8.00	120,458	8.00

Excess	$86,547	5.28%	$90,101	5.98%

Tier 1 Capital Leverage Ratio:
Actual		9.36%		9.03%
Minimum		4.00		4.00

Excess		5.36%		5.03%

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
3. Investment Securities
     Investment securities at December 31, 2010 and 2009, are summarized as follows:

		Gross	Gross	Other Than
	Amortized	Unrealized	Unrealized	Temporary
	Cost	Gains	Losses	Impairment	Fair Value
		(In thousands)
Securities available-for-sale at December 31, 2010:
Obligations of U.S. Government corporations and agencies	$26,135	$201	$—	$—	$26,336
Municipal securities	11,705	20	(395)	—	11,330
Residential mortgage backed securities-agency	122,900	1,557	(645)	—	123,812

Total	$160,740	$1,778	$(1,040)	$—	$161,478

Securities held-to-maturity at December 31, 2010:
Residential mortgage backed securities-agency	$14,110	$816	$—	$—	$14,926

Securities available-for-sale at December 31, 2009:
Obligations of U.S. Government corporations and agencies	$63,674	$—	$(555)	$—	$63,119
Municipal securities	11,706	20	(319)	—	11,407
Residential mortgage backed securities-agency	61,640	923	(172)	—	62,391

Total	$137,020	$943	$(1,046)	$—	$136,917

Securities held-to-maturity at December 31, 2009:
Residential mortgage backed securities-agency	$19,326	$616	$—	$—	$19,942

          The following table depicts the maturity distribution of investment securities and average yields as of December 31, 2010 and 2009. All amounts are categorized by their expected repricing date. The expected maturities may differ from the contractual maturities of mortgage backed securities because the mortgage holder of the underlying mortgage loans has the right to prepay their mortgage loans without prepayment penalties. The expected maturities may differ from the contractual maturities of callable agencies and municipal securities because the issuer has the right to redeem the callable security at predetermined prices at specified times prior to maturity.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	December 31, 2010			December 31, 2009
	Amortized	Fair	Average	Amortized	Fair	Average
	Cost	Value	Yield(1)	Cost	Value	Yield(1)
			(Dollars in thousands)
Available-for-Sale:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies:
Due in less than one year	$10,000	$10,039	1.80%	$28,674	$28,351	3.30%
Due after one year through five years	16,135	16,297	2.32	35,000	34,768	4.03

Municipal securities(2)
Due after one year through five years	5,592	5,482	6.01	3,816	3,765	5.97
Due five years through ten years	6,113	5,848	6.16	6,144	6,090	6.14
Due after ten years	—	—	—	1,746	1,552	6.12

Mortgage backed securities-agency
Due after one year through five years	118,958	119,962	3.44	32,452	33,247	4.69
Due five years through ten years	3,942	3,850	3.83	29,188	29,144	4.64

	$160,740	$161,478		$137,020	$136,917

Held-to-Maturity:
Mortgage backed securities-agency
Due in less than one year	$1,770	$1,785	4.09%	$—	$—	—%
Due after one year through five years	12,340	13,141	4.97	19,326	19,942	4.91

	$14,110	$14,926		$19,326	$19,942

(1)	Weighted average yields are calculated on the basis of the carrying value of the security.

(2)	Interest income includes the effects of taxable equivalent adjustments of $242,000 in 2010 and $288,000 in 2009.
          There were 15 securities called during 2010 for a total of $115.7 million. In 2009, one security was called for a total of $5.0 million. 16 securities available-for-sale totaling $98.3 million were sold during the year ended December 31, 2010. Proceeds received were $100.6 million for a gross gain of $2.3 million. 33 securities available-for-sale totaling $151.1 million were sold during the year ended December 31, 2009. Proceeds received were $156.4 million for a gross gain of $5.3 million. There were no investments held in trading accounts during 2010 and 2009.
          The following table reflects the gross unrealized losses and fair values of investment securities with unrealized losses at December 31, 2010 and 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss and temporarily impaired position:

	12 Months or Less		More Than 12 Months
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
		(In thousands)
Available-for-Sale at December 31, 2010:
Obligations of U.S. Government corporations and agencies	$—	$—	$—	$—
Municipal securities	9,491	280	929	115
Residential Mortgage backed securities-agency	52,983	645	—	—

Total	$62,474	$925	$929	$115

Held-to-Maturity at December 31, 2010:
Residential Mortgage backed securities-agency	$—	$—	$—	$—

Available-for-Sale at December 31, 2009:
Obligations of U.S. Government corporations and agencies	$53,119	$555	$—	$—
Municipal securities	5,690	70	2,363	249
Residential Mortgage backed securities-agency	22,445	172	—	—

Total	$81,254	$797	$2,363	$249

Held-to-Maturity at December 31, 2009:
Residential Mortgage backed securities-agency	$—	$—	$—	$—

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
          Certain individual investment securities were in a continuous unrealized loss position at December 31, 2010 and 2009, for 31 months and 22 months, respectively. However, all these investment securities at December 31, 2010, were municipal securities and although under pressure from the recent recession, the unrealized loss positions resulted not from credit quality issues, but from market interest rate increases over the interest rates prevalent at the time the securities were purchased, and are considered temporary. At December 31, 2010, the Company had unrealized losses of $1.0 million related to 22 individual municipal securities and agency residential mortgage backed securities. In determining other-than-temporary losses on municipal securities, management primarily considers the credit rating of the municipality itself as the primary source of repayment and secondarily the financial viability of the insurer of the obligation.
          Also, as of December 31, 2010, management does not intend to sell the temporarily impaired securities and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost basis. Accordingly, as of December 31, 2010, management believes the impairments detailed in the table above are temporary and no impairment loss has been recognized in the Company’s Consolidated Statements of Income.
          Investment securities with a carrying value aggregating $126.4 million and $127.4 million at December 31, 2010 and 2009, respectively, were pledged as collateral as shown in the table below:

	December 31,
	2010	2009
	(In thousands)
Public deposits	$83,699	$75,599
Securities sold under repurchase agreements	21,075	21,312
Short-term and long-term borrowings	—	9,971
FHLB advances	20,149	18,729
Other purposes	1,444	1,825

Total	$126,367	$127,436

4. Loans
          Loans outstanding, by class, are summarized as follows, net of deferred loan fees and expenses of $1.1 million and $314,000 at December 31, 2010 and 2009, respectively:

	December 31,
	2010	2009
	(In thousands)
Commercial and industrial:
Commercial	$87,606	$102,454
Tax free loans	5,151	5,350
Other commercial	9,725	11,150
Real estate-mortgage-commercial	351,548	287,354
Real estate-construction	116,755	154,785
Real estate-mortgage-residential:
1-4 family	68,666	62,655
HELOCS and second liens	66,768	64,426
Multi-family	3,820	3,903
Consumer installment loans	693,333	597,782

Total loans	1,403,372	1,289,859
Less: Allowance for loan losses	(28,082)	(30,072)

Loans, net of allowance	$1,375,290	$1,259,787

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
          Loans held-for-sale at December 31, 2010 and 2009, totaled $209.9 million and $131.2 million, respectively, and are shown in the table below:

	December 31,
	2010	2009
	(In thousands)
SBA loans	$24,869	$20,362
Real estate — mortgage — residential	155,029	80,869
Consumer installment loans	30,000	30,000

Total	$209,898	$131,231

          The Bank was servicing for others 16,037 and 18,076 indirect automobile loans on December 31, 2010 and 2009, respectively, totaling $172 million and $201 million, respectively. The Bank was also servicing 172 SBA loan sales or participations totaling $105 million at December 31, 2010, and 137 SBA loan sales or participations totaling $79 million at December 31, 2009. The Bank was also servicing 2,349 residential mortgage loans for a total of $523 million at December 31, 2010, compared to 377 serviced for $88 million at December 31, 2009.
          The following loans were pledged to the FHLB of Atlanta as collateral for borrowings:

	December 31,
	2010	2009
	(In thousands)
Commercial real estate loans	$85,991	$63,190
Home equity lines of credit	51,745	55,043
Residential 1-4 family first mortgage loans	29,493	30,931
Multi-family first mortgage loans	1,097	1,181

Total	$168,326	$150,345

          Approximately $316 million and $302 million in indirect automobile loans were pledged to the Federal Reserve Bank of Atlanta at December 31, 2010 and 2009, respectively, as collateral for potential Discount Window contingent borrowings.
          Loans in nonaccrual status totaled approximately $77 million, $70 million, and $98 million at December 31, 2010, 2009, and 2008, respectively. The average recorded investment in impaired loans during 2010, 2009, and 2008 was approximately $87 million, $113 million, and $68 million, respectively. If such impaired loans had been on a full accrual basis, interest income on these loans would have been approximately $5.2 million, $6.8 million, and $4.4 million, in 2010, 2009, and 2008, respectively.
          Year end nonaccrual loans, segregated by class of loans, were as follows:

	December 31,
	2010		2009
	(In thousands)
Commercial and industrial:
Commercial	$324		$460
Tax free	—		—
Other commercial	—		—
Real estate mortgage — commercial	13,589		7,116
Real estate mortgage — construction	48,650		52,432
Real estate mortgage — residential:
1-4 family	10,177		6,386
HELOCs and second liens	784		971
Multi-family	—		—
Consumer installment	3,021		2,378

Total	$76,545	(1)	$69,743

(1)	Approximately $56 million in loan balances were past due 90 days or more.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
          Loans totaling approximately $16 million and $27 million were transferred to other real estate in 2010, and 2009, respectively.
          Loans delinquent 30-89 days and troubled debt restructured and accruing interest, segregated by class of loans at December 31, 2010 and 2009, were as follows:

	December 31, 2010		December 31, 2009
	Accruing Loans	Troubled Debt	Accruing Loans	Troubled Debt
	Delinquent 30-89	Restructured	Delinquent 30-89	Restructured
	Days	Accruing Interest	Days	Accruing Interest
	(In thousands)
Commercial and industrial:
Commercial	$384	$—	$101	$—
Tax free	—	—	—	—
Other commercial	—	—	—	—
Real estate mortgage — commercial	1,407	3,152	6,684	—
Real estate mortgage — construction	314	5,318	590	3,268
Real estate mortgage — residential:
1-4 family	2,455	925	1,009	—
HELOCs and second liens	822	—	535	—
Multi-family	—	—	—	—
Consumer installment	5,201	—	9,491	—

Total	$10,583	$9,395	$18,410	$3,268

          There were no loans greater than 90 days delinquent and still accruing at December 31, 2010 and 2009.
          Loans and allowance for loan loss individually and collectively evaluated by portfolio segment for December 31, 2010 and 2009 follow below:

	Year Ended December 31, 2010
		Real Estate	Real Estate		Real Estate
	Commercial and	Mortgage -	Mortgage -		Mortgage
	Industrial	Commercial	Construction	Consumer Installment	-Residential	Unallocated	Total
	(In thousands)
Individually evaluated for impairment	$72	$687	$5,079	$1,253	$1,794	$—	$8,885
Collectively evaluated for impairment	1,290	2,861	4,374	7,104	2,472	1,096	19,197

Total allowance for loan losses	$1,362	$3,548	$9,453	$8,357	$4,266	$1,096	$28,082

Loans individually evaluated for impairment	$2,532	$29,268	$67,330	$1,899	$8,044		$109,073
Loans collectively evaluated for impairment	99,950	322,280	49,425	691,434	131,210		1,294,299

Total loans	$102,482	$351,548	$116,755	$693,333	$139,254		$1,403,372

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Year Ended December 31, 2009
		Real Estate	Real Estate		Real Estate
	Commercial and	Mortgage -	Mortgage -		Mortgage
	Industrial	Commercial	Construction	Consumer Installment	-Residential	Unallocated	Total
	(In thousands)
Individually evaluated for impairment	$109	$308	$5,206	$610	$414	$—	$6,647
Collectively evaluated for impairment	1,831	2,360	6,616	10,384	932	1,302	23,425

Total allowance for loan losses	$1,940	$2,668	$11,822	$10,994	$1,346	$1,302	$30,072

Loans individually evaluated for impairment	$112	$6,465	$82,510	$1,217	$4,287		$94,591
Loans collectively evaluated for impairment	118,842	280,889	72,275	596,565	126,697		1,195,268

Total loans	$118,954	$287,354	$154,785	$597,782	$130,984		$1,289,859

          The following is a summary of activity in the allowance for loan losses:

	December 31,
	2010	2009	2008
	(In thousands)
Balance at beginning of year	$30,072	$33,691	$16,557
Provision for loan losses	17,125	28,800	36,550
Loans charged off	(20,280)	(33,300)	(20,575)
Recoveries on loans charged off	1,165	881	1,159

Balance at end of year	$28,082	$30,072	$33,691

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
          Impaired loans by class for 2010 and 2009 are shown below.

	December 31, 2010			December 31, 2009
	Unpaid Principal	Amortized Cost	Related Allowance	Unpaid Principal	Amortized Cost	Related Allowance
	(In thousands)
Impaired Loans with Allowance
Commercial and industrial:
Commercial loans	$302	$302	$72	$299	$112	$109
Tax free loans	—	—	—	—	—	—
Other commercial	—	—	—	—	—	—
Real estate mortgage — commercial	5,278	5,279	687	6,144	3,407	308
Real estate mortgage — construction	65,959	47,364	5,079	91,888	69,243	5,206
Real estate mortgage — residential:
1-4 family	7,202	6,299	1,289	3,487	2,996	284
HELOCs and second liens	586	576	505	223	213	130
Multi-family	—	—	—	—	—	—
Consumer installment loans	1,929	1,899	1,253	1,217	1,217	610

	$81,256	$61,719	$8,885	$103,258	$77,188	$6,647

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	December 31, 2010			December 31, 2009
	Unpaid Principal	Amortized Cost	Related Allowance	Unpaid Principal	Amortized Cost	Related Allowance
			(In thousands)
Impaired Loans with No Allowance
Commercial and industrial:
Commercial loans	$2,229	$2,230	$—	$—	$—	$—
Tax free loans	—	—	—	—	—	—
Other commercial	—	—	—	—	—	—
Real estate mortgage — commercial	24,169	23,989	—	3,058	3,058	—
Real estate mortgage — construction	22,214	19,966	—	13,546	13,267	—
Real estate mortgage — residential:
1-4 family	1,123	1,072	—	1,143	1,078	—
HELOCs and second liens	97	97	—	—	—	—
Multi-family	—	—	—	—	—	—
Consumer installment loans	—	—	—	—	—	—

	$49,832	$47,354	$—	$17,747	$17,403	$—

     The average impaired loans and interest income recognized are summarized below:

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands)
Average impaired loans(1)	$88,812	$109,253	$68,531
Interest income recognized on impaired loans	$1,559	$660	$596
Cash basis interest recognized on impaired loans	$—	$—	$—

(1)	Average based on end of month outstandings
          The Bank uses an asset quality ratings system to assign a numeric indicator of the credit quality and level of existing credit risk inherent in a loan. These ratings are adjusted periodically as the Bank becomes aware of changes in the credit quality of the underlying loans. The following are definitions of the asset ratings.
          Rating #1 (High Quality) — Loans rated “1” are of the highest quality. This category includes loans that have been made to borrower’s exhibiting strong profitability and stable trends with a good track record. The borrower’s balance sheet indicates a strong liquidity and capital position. Industry outlook is good with the borrower performing as well as or better than the industry. Little credit risk appears to exist.
          Rating #2 (Good Quality) — A “2” rated loan represents a good business risk with relatively little credit risk apparent.
          Rating #3 (Average Quality) — A “3” rated loan represents an average business risk and credit risk within normal credit standards.
          Rating #4 (Acceptable Quality) — A “4” rated loan represents acceptable business and credit risks. However, the risk exceeds normal credit standards. Weaknesses exist and are considered offset by other factors such as management, collateral or guarantors.
          Rating #5 (Special Mention) — A special mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or deterioration in the Bank’s credit position at some future date. Special mention assets are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification.
          Rating #6 (Substandard Assets) — A Substandard Asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified will have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
          Rating #7 (Doubtful Assets) — Doubtful Assets have all the weaknesses inherent in one classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
          Rating #8 (Loss Assets) — Loss Assets are considered uncollectable and of such little value that their continuance as recorded assets is not warranted. This classification does not mean that the Loss Asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer charging off this substantially worthless asset, even though partial recovery may be realized in the future.
          The table below shows the weighted average asset rating by class as of December 31, 2010 and 2009.

	Weighted Average Asset
	Rating December 31,
	2010	2009
Commercial and industrial:
Commercial	2.98	3.19
Tax free loans	3.00	3.00
Other commercial	3.29	3.04
Real estate-mortgage-commercial	4.00	3.93
Real estate-construction	5.01	5.13
Real estate-mortgage-residential:
1-4 family	3.21	3.22
HELOCS and second liens	3.21	3.16
Multi-family	4.68	4.66
Consumer installment loans	3.01	3.01
          The Bank uses FICO scoring to help evaluate the likelihood borrowers will pay their credit obligations as agreed. The weighted-average FICO score for the indirect loan portfolio, included in consumer installment loans, was 726 and 715 at December 31, 2010 and 2009, respectively.
          The Bank has loans outstanding to various executive officers, directors, and their related interests. Management believes that all of these loans were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other customers, and did not involve more than normal risks. The following is a summary of activity during 2010 for such loans:

Amount
(In thousands)
Loan balances at January 1, 2010	$361
Additions:
New loans	177
Pre-existing loans to new directors/officers	3,509
Less — Loan repayments	14

Loan balances at December 31, 2010	$4,033

5. Other Real Estate
          There were write-downs totaling $4.2 million in 2010, $3.9 million in 2009, and $2.4 million in 2008 on other real estate owned recorded in other operating expenses. There were proceeds from sales of $14.1 million, $17.2 million, and $7.6 million from other real estate owned by the Company in 2010, 2009, and 2008, respectively, resulting in net gains on sales of $727,000, $68,000 and $197,000 in 2010, 2009, and 2008, respectively.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
          Real estate owned consisted of the following:

	December 31,
	2010	2009
	(In thousands)
Commercial	$5,371	$3,367
Residential	6,398	7,040
Lots	15,159	15,348

Gross other real estate	26,928	25,755
Valuation allowance	(6,403)	(3,975)

Total real estate owned	$20,525	$21,780

          Gains on sales and capitalized costs related to real estate owned are summarized below:

	For the Years Ended December 31,
	2010	2009	2008
		(In thousands)
Net gains on sales of real estate owned	$727	$68	$197

Capitalized costs of real estate owned	$395	$411	$821

6. Premises and Equipment
          Premises and equipment are summarized as follows:

	December 31,
	2010	2009
	(In thousands)
Land	$4,816	$4,816
Buildings and improvements	18,432	17,239
Furniture and equipment	18,738	17,136

	41,986	39,191
Less accumulated depreciation and amortization	(22,476)	(21,099)

Premises and equipment, net	$19,510	$18,092

7. Deposits
          Time deposits over $100,000 as of December 31, 2010 and 2009, were approximately $246 million and $257 million, respectively. Maturities for time deposits over $100,000 as of December 31, 2010, in excess of one year are summarized in the table below:

Amount
(In thousands)
Maturity:
One to two years	$49,593
Two to three years	6,870
Three to five years	28,346

Total	$84,809

          Related interest expense was approximately $5 million, $10 million, and $14 million for the years ended December 2010, 2009, and 2008, respectively. Included in demand and money market deposits were NOW accounts totaling approximately $70 million and $69 million, at December 31, 2010 and 2009, respectively.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
          Brokered deposits obtained through investment banking firms under master certificates totaled approximately $62 million, $99 million, and $190 million as of December 31, 2010, 2009, and 2008, respectively, and were included in other time deposits. Brokered deposits outstanding at December 31, 2010, were acquired in 2010, 2009, and 2008 and had original maturities of 18 to 84 months. Brokered deposits outstanding at December 31, 2009, were acquired in 2009, 2008, and 2005 and had original maturities of 18 to 84 months. The weighted average cost of brokered deposits at December 31, 2010, 2009, and 2008, was 3.45%, 4.30%, and 4.27%, respectively, and related interest expense totaled $3.6 million, $6.0 million, and $7.4 million during 2010, 2009, and 2008, respectively.
8. Short-Term Borrowings
          Short-term debt is summarized as follows:

	December 31,
	2010	2009
	(In thousands)
Overnight repurchase agreements primarily with commercial customers at an average rate of .47% and .45% at December 31, 2010 and 2009, respectively	$20,777	$14,370
FHLB three year European Convertible Advance with interest at 4.06% maturing November 5, 2009, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of one year	—	25,000
FHLB collateralized borrowing with a fixed rate of 2.64% at December 31, 2009 and a maturity date of April 5, 2010	—	2,500
SBA secured borrowings at an average rate of 5.07%, maturing within 90 days	12,200	—

Total short-term borrowings	$32,977	$41,870

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
          The Company has certain borrowings secured by SBA loans which are a result of transfers of SBA loans to third parties. As seller, the Company had made certain representations and warranties with respect to the originally transferred loans and the Company has not incurred any material losses with respect to such representations and warranties. Consistent with the updated guidance on accounting for transfers of financial assets, because the Company warrants the borrower will make all scheduled payments for the first 90 days following the sale of certain SBA loans, all sales in the fourth quarter of 2010 were accounted for as secured borrowings which results in an increase in Cash for the proceeds of the borrowing and an increase in Other Short-Term Borrowings on the Consolidated Balance Sheet. When the 90 day warranty period expires, the secured borrowing is reduced, loans are reduced, and a gain or loss on sale is recorded in SBA lending Activities in the Consolidated Statement of Operations.
          At December 31, 2010 and 2009, the Company had a collateralized line of credit with the FHLB, which required loans secured by real estate, investment securities or other acceptable collateral, to borrow up to a maximum of approximately $195 million and $185 million, respectively, subject to available qualifying pledged collateral. At December 31, 2010 and 2009, the Company had a contingent line of credit collateralized with consumer loans with the Federal Reserve Bank of Atlanta Discount Window. In addition, the Company had an unused term repurchase line available with another financial institution at December 31, 2010 and 2009, the borrowing amount is dependent upon the market value of securities available to transfer and the agreed upon Buyer’s Margin Amount, as defined in the repurchase line. The Company had securities with an aggregate market value of $602,000 and $6.9 million available under the repurchase line at December 31, 2010 and 2009, respectively. Finally, the Company had $47 million and $32 million, respectively, in total unsecured Federal funds lines available with various financial institutions as of December 31, 2010 and 2009. The weighted average rate on short-term borrowings outstanding at December 31, 2010, 2009, and 2008, was 2.17%, 2.74% and 1.81%, respectively.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
9. Subordinated Debt and Other Long-Term Debt
          Subordinated Debt and Other Long-term Debt are summarized as follows:

	December 31,
	2010	2009
	(In thousands)
Subordinated Debt

Fixed rate 30-year capital pass-through securities with interest at 10.875%, payable semi-annually, redeemable in whole or part on or after March 8, 2010, at a declining redemption price ranging from 105.438% to 100% through March 8, 2020	$10,825	$10,825
Fixed rate 30-year trust preferred securities with interest at 11.045%, payable semi-annually, redeemable in whole or part on or after July 19, 2010, at a declining redemption price ranging from 105.523% to 100% through July 19, 2019	10,309	10,309
Floating rate 30-year capital securities with interest adjusted quarterly at three-month LIBOR plus 3.10%, with a rate at December 31, 2010 and 2009, of 3.40% and 3.35%, respectively, with interest payable quarterly, redeemable in whole or part on or after June 26, 2008, at a redemption price of 100%	15,464	15,464
Floating rate 30-year capital securities with interest adjusted quarterly at three-month LIBOR plus 1.89%, with a rate at December 31, 2010 and 2009, of 2.19% and 2.14%, respectively, with interest payable quarterly, redeemable in whole or part on or after March 17, 2010, at a redemption price of 100%	10,310	10,310
Floating rate 30-year capital securities with interest fixed at 6.62% until September 15, 2012, when the interest rate will become variable and adjusted quarterly at three-month LIBOR plus 1.40%, with interest payable quarterly, redeemable in whole or part on or after September 15, 2012, at a redemption price of 100%	20,619	20,619

Subordinated debt	67,527	67,527

Long-Term Debt

FHLB three year Fixed Rate Advance with interest at 1.76% maturing July 16, 2013	25,000	—
FHLB four year Fixed Rate Advance with interest at 3.2875% maturing March 12, 2012	5,000	5,000
FHLB five year European Convertible Advance with interest at 2.395% maturing March 12, 2013, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of two years	5,000	5,000
FHLB five year European Convertible Advance with interest at 2.79% maturing March 12, 2013, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of three years	5,000	5,000
FHLB four year Fixed Rate Credit Advance with interest at 3.24% maturing April 2, 2012	2,500	2,500
FHLB five year European Convertible Advance with interest at 2.40% maturing April 3, 2013, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of two years	2,500	2,500
FHLB four year Fixed Rate Credit Advance with interest at 2.90% maturing March 11, 2013	15,000	15,000
FHLB three year Fixed Rate Credit Advance with interest at 2.56% maturing April 13, 2012	15,000	15,000

Long-term debt	75,000	50,000

Total subordinated debt and long-term debt	$142,527	$117,527

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
          Subordinated debt and other long-term debt note maturities as of December 31, 2010, are summarized as follows:

Amount
(In thousands)
2012	$22,500
2013	52,500
2014	—
2015	—
2016	—
Thereafter	67,527

Total	$142,527

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
          The only assets of the Trust Subsidiaries are subordinated debentures of the Company, which were purchased with the proceeds from the issuance of the common and preferred securities. FNCCTI and FidNCTI have fixed interest rates of 10.875% and 11.045%, respectively, while FSSTI and FSSTII have current interest rates of 3.40% and 2.19%, respectively, and reprice quarterly at interest rates set at 3.10% and 1.89%, respectively, over three-month LIBOR. FSSTIII currently has a fixed rate of 6.62% until September 15, 2012, when it will be repriced quarterly at 1.40% over three-month LIBOR. The Company makes semi-annual interest payments on the subordinated debentures to FNCCTI and FidNCTI and quarterly interest payments to FSSTI, FSSTII, and FSSTIII which use these payments to pay dividends on the common and preferred securities. The trust preferred securities are eligible for regulatory Tier 1 capital, with a limit of 25% of the sum of all core capital elements. All amounts exceeding the 25% limit are includable in regulatory Tier 2 capital in the aggregate amount of 50% of the sum of all core capital elements (see Note 2 — “Regulatory Matters”).
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
          In November 2007, the Company entered into a $25 million three year FHLB European Convertible Advance collateralized with pledged qualifying real estate loans and maturing November 5, 2010. The advance bears interest at 4.06% with a one-time FHLB conversion option in November, 2008 which was not exercised. Under the provisions of the advance, the FHLB had the option to convert the advance into a three-month LIBOR based floating rate advance. This advance was reclassified to short-term borrowings in the fourth quarter of 2009. In 2010, this advance was restructured to take advantage of historically low interest rates. The maturity date was extended to July 16, 2013 and the interest rate was lowered to 1.76%.
          In March of 2008, the Bank purchased approximately $20.0 million in fixed rate agency mortgage backed securities which were funded with $20.0 million in laddered two year through five year maturity long-term Federal Home Loan Bank advances of which $15.0 million remained outstanding at December 31, 2010. In April 2008, the Bank purchased $10 million in fixed rate agency mortgage backed securities which were funded with $10 million in laddered one year through five year Federal Home Loan Bank advances of which $5.0 million remained outstanding at December 31, 2010. The associated long-term advances are discussed below.
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

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
          On March 12, 2008, the Company entered into a $5.0 million five year FHLB European convertible advance collateralized with pledged qualifying real estate loans and maturing March 12, 2013. The advance had an interest rate of 2.395% at December 31, 2009. The FHLB had the one-time option on March 12, 2010, to convert the interest rate from a fixed rate to a variable rate based on three-month LIBOR plus a spread charged by the FHLB to its members for an adjustable rate credit advance with the same remaining maturity which it did not exercise.
          On March 12, 2008, the Company entered into a $5.0 million five year FHLB European convertible advance collateralized with pledged qualifying real estate loans and maturing March 12, 2013. The advance had an interest rate of 2.79% at December 31, 2010. The FHLB has the one-time option on March 14, 2011, to convert the interest rate from a fixed rate to a variable rate based on three-month LIBOR plus a spread charged by the FHLB to its members for an adjustable rate credit advance with the same remaining maturity.
          On April 3, 2008, the Company entered into a $2.5 million five year FHLB European convertible advance collateralized with pledged qualifying real estate loans and maturing April 3, 2013. The advance had an interest rate of 2.40% at December 31, 2010. The FHLB had the one-time option on April 5, 2010, to convert the interest rate from a fixed rate to a variable rate based on three-month LIBOR plus a spread charged by the FHLB to its members for an adjustable rate credit advance with the same remaining maturity which it did not exercise.
          On April 1, 2008, the Company entered into a $2.5 million four year FHLB Fixed Rate advance collateralized with pledged qualifying real estate loans and maturing April 2, 2012. The advance had an interest rate of 3.24% at December 31, 2010.
          On March 9, 2009, the Company entered into a $15 million four year FHLB Fixed Rate advance collateralized with pledged qualifying real estate loans and maturing March 11, 2013. The advance had an interest rate of 2.90% at December 31, 2010.
          On March 12, 2009, the Company entered into a $15 million three year FHLB Fixed Rate advance collateralized with pledged qualifying real estate loans and maturing April 13, 2012. The advance had an interest rate of 2.56% at December 31, 2010.
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
          There was no indebtedness to directors, executive officers, or principal holders of equity securities in excess of 5% of shareholders’ equity at December 31, 2010 or 2009.
10. Income Tax
          Income tax expense (benefit) attributable to pretax income consists of:

	Current	Deferred	Total
		(In thousands)
Year ended December 31, 2010:
Federal	$8,188	$(3,620)	$4,568
State	—	(169)	(169)

	$8,188	$(3,789)	$4,399

Year ended December 31, 2009:
Federal	$(5,833)	$3,241	$(2,592)
State	(683)	(680)	(1,363)

	$(6,516)	$2,561	$(3,955)

Year ended December 31, 2008:
Federal	$(996)	$(6,108)	$(7,104)
State	14	(2,009)	(1,995)

	$(982)	$(8,117)	$(9,099)

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     Income tax expense differed from amounts computed by applying the statutory U.S. Federal income tax rate to pretax income as a result of the following:

	2010		2009		2008
	Amount	%	Amount	%	Amount	%
			(Dollars in thousands)
Taxes at statutory rate	$5,086	35.0%	$(2,655)	(34.0)%	$(7,254)	(34.0)%
Increase (reduction) in income taxes resulting from:
State income tax expense, net of Federal income (benefit) tax	(110)	(.8)	(899)	(11.5)	(1,371)	(6.4)
Cash surrender value of life insurance	(394)	(2.7)	(341)	(4.4)	(345)	(1.6)
Tax exempt income	(244)	(1.7)	(295)	(3.8)	(324)	(1.5)
Other, net	61	.5	235	3.1	195	.8

Income tax (benefit) expense	$4,399	30.3%	$(3,955)	(50.6)%	$(9,099)	(42.7)%

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009, are presented below:

	December 31,
	2010		2009
	Assets	Liabilities	Assets	Liabilities
		(In thousands)
Allowance for loan losses	$10,215	$—	$10,890	$—
Accelerated depreciation	—	841	—	847
Deferred loan fees, net	462	—	74	—
Deferred compensation	1,289	—	1,102	—
Other real estate	2,590	—	1,635	—
Deductible prepaids	—	294	—	1,857
State tax carryforward	1,676	—	1,403	—
Unrealized holding gains and losses on securities available-for-sale	—	280	39	—
Reserve for SBA/mortgage loans	992	—	75	—
Other	964	244	764	218

Total	$18,188	$1,659	$15,982	$2,922

     There is no valuation allowance provided at December 31, 2010 and 2009 for any of the deferred tax assets based on management’s belief that all deferred tax asset benefits will be realized. At December 31, 2010, the Company had $2.5 million in gross state tax credit carryforwards which expire as follows: $235,000 in 2011, $664,000 in 2012, $804,000 in 2013, $296,000 in 2014, $411,000 in 2015, $25,000 in 2016, $40,000 in 2017, and $25,000 in 2018.
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
     Effective January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes” which updated ASC 740-10-05. The reconciliation of our gross unrecognized tax benefits is as follows:

	December 31,
	2010	2009
	(In thousands)
Beginning balance	$71	$196
Gross increases to tax positions in prior periods	—	—
Gross decreases to tax positions in prior periods	—	(34)
Gross increases to current period tax positions	20	—
Reductions due to expiration of statute of limitations	(70)	(91)

Ending Balance	$21	$71

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     Unrecognized tax benefits related to federal and state tax positions may decrease by a range of $3,000 to $5,000 by December 31, 2011, due to tax years closing during 2011. The Company accrued approximately $21,000 and $13,000, for the payment of interest at December 31, 2010 and 2009, respectively. For financial accounting purposes, interest and penalties accrued, if any, are classified as other expense. There are no unrecognized tax benefits at December 31, 2010, that if recognized would impact the Company’s effective tax.
11. Employee Benefits
     The Company maintains a 401(k) defined contribution retirement savings plan (the “Plan”) for employees age 21 or older. Employees’ contributions to the Plan are voluntary. The Company matches 50% of the first 6% of participants’ contributions in Fidelity Southern Corporation common stock. For the years ended December 31, 2010, 2009, and 2008, the Company contributed $760,083, $566,776, and $429,409 respectively, net of forfeitures, to the Plan.
     The Company’s 1997 Stock Option Plan authorized the grant of options to management personnel for up to 500,000 shares of the Company’s common stock. All options granted have three to eight year terms and vest ratably over three to five years of continued employment. No options may be or were granted after March 31, 2007, under this plan.
     The Fidelity Southern Corporation Equity Incentive Plan (the “2006 Incentive Plan”), permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other incentive awards (“Incentive Awards”). The maximum number of shares of our common stock that may be issued under the 2006 Incentive Plan is 750,000 shares, all of which may be stock options. Generally, no award shall be exercisable or become vested or payable more than 10 years after the date of grant. Options granted under the 2006 Incentive Plan have four year terms and vest ratably over three years of continued employment. There were no options granted during 2010 under the 2006 Incentive Plan. During 2010, the Company recorded a charge of $93,278 related to 8,658 incentive shares awarded to numerous individuals based on longevity. These shares were immediately vested. On January 22, 2010, Fidelity granted 154,078 restricted shares of common stock under the 2006 Equity Incentive Plan. The stock was granted at $4.50 per share, vests 40% after two years and 20% per year over the next three years and will be fully vested after January 22, 2015. Incentive awards available under the 2006 Incentive Plan totaled 145,079 shares at December 31, 2010.
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

	2010	2009	2008
Risk-free rate	—%	—%	3.27%
Expected term of the options	—	—	4 years
Expected forfeiture	—%	—%	15.00%
Expected dividends	—	—	.14
Expected volatility	—	—	28.53
     A summary of option activity under the plan as of December 31, 2010, and changes during the year then ended is presented below:

			Weighted Average
	Number of share	Weighted Average	Remaining	Aggregate Intrinsic
	options	Exercise Price	Contractual Term	Value
Outstanding at January 1, 2010	494,405	$8.59
Granted	—	—
Exercised	—	—
Forfeited	2,166	7.85

Outstanding at December 31, 2010	492,239	$8.59	1.91	$—

Exercisable at December 31, 2010	375,906	$9.83	1.71	$—

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     The weighted-average grant-date fair value of share options granted during 2008 was $.93 per share. There were no options granted in 2010 and 2009. There were no options exercised in 2010, 2009, or 2008. There were no tax benefits realized from option expenses during the years ended December 31, 2010, 2009, and 2008.
     A summary of the status of the Company’s nonvested share options as of December 31, 2010, and changes during the year then ended is presented below:

		Weighted Average
	Number of share	Grant-Date
	options	Fair Value
Nonvested at January 1, 2010	277,885	$1.23
Granted	—	—
Vested	160,886	1.45
Forfeited	666	.93

Nonvested at December 31, 2010	116,333	$.93

     A summary of the status of the Company’s nonvested restricted stock as of December 31, 2010, and changes during the year then ended is presented below:

	Number of shares of
	Restricted Stock	Grant Price
Nonvested at January 1, 2010	—	$—
Granted	154,078	4.50
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2010	154,078	$4.50

     As of December 31, 2010, there was $612,582 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2006 Incentive Plan. The cost is expected to be recognized over a weighted average period of 3.7 years. The total fair value of shares vested during the years ended December 31, 2010, 2009, and 2008 was $233,000, $236,000, and $158,000, respectively. The Company has a policy of issuing shares from the Company’s authorized and unissued shares to satisfy share option exercises and expects to issue an insignificant amount of shares for share option exercises during 2011.
12. Commitments and Contingencies
     The approximate future minimum rental commitment as of December 31, 2010, for all noncancellable leases with initial or remaining terms of one year or more are shown in the following table:

Amount
(In thousands)
2011	$1,686
2012	2,100
2013	2,025
2014	1,280
2015	1,257
Thereafter	6,790

Total	$15,138

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     Rental expense for all leases amounted to approximately $2,894,000, $2,859,000, and $2,637,000 in 2010, 2009, and 2008, respectively, net of sublease revenues of zero, zero and $2,000 in 2010, 2009, and 2008, respectively.
     Due to the nature of their activities, the Company and its subsidiaries are at times engaged in various legal proceedings that arise in the normal course of business, some of which were outstanding at December 31, 2010. While it is difficult to predict or determine the outcome of these proceedings, it is the opinion of management and its counsel that the ultimate liabilities, if any, will not have a material adverse impact on the Company’s consolidated results of operations or its financial position.
     The Federal Reserve Board requires that banks maintain cash on hand and reserves in the form of average deposit balances at the Federal Reserve Bank based on the Bank’s average deposits. At December 31, 2010, the available credits exceeded the reserve requirement and only minimal balances were maintained to provide a positive reserve balance.
     In 2007, the Company recorded a charge of $567,000 pretax for its proportional share of a settlement of the Visa litigation with American Express, a reserve for the lawsuit between Visa and Discover Financial Services, and the incremental liability for certain other Visa litigation under our indemnification obligation as a Visa member bank. In 2008, this accrual was reversed after the successful public offering of Visa stock. As of December 31, 2010, the Company had a $152,000 accrual recorded for its proportional share of additional litigation expense related to its Visa indemnification obligation.
13. Shareholders’ Equity
     Generally, dividends that may be paid by the Bank to FSC are subject to certain regulatory limitations. In particular, under Georgia banking law applicable to Georgia state chartered commercial banks such as the Bank, the approval of the GDBF will be required if the total of all dividends declared in any calendar year by the Bank exceeds 50% of the Bank’s net profits for the prior year or if certain other provisions relating to classified assets and capital adequacy are not met. At December 31, 2010 and 2009, the Bank could not pay any dividends without GDBF regulatory approval. At December 31, 2010 and 2009, the Bank’s total shareholders’ equity was approximately $188 million and $175 million, respectively. FSC invested no capital in the Bank during 2010 and 2009 in the form of capital infusions.
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
     Also, under current Federal regulations, the Bank is limited in the amount it may loan to its nonbank affiliates, including FSC. As of December 31, 2010 and 2009, there were no loans outstanding from the Bank to FSC.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Earnings per share were calculated as follows:

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)
Net income (loss)	$10,133	$(3,855)	$(12,236)
Less dividends on preferred stock and accretion of discount	(3,293)	(3,293)	(106)

Net income (loss) available to shareholders	$6,840	$(7,148)	$(12,342)

Average common shares outstanding	10,456	9,756	9,431
Effect of stock dividends	211	448	482

Average common shares outstanding — basic	10,667	10,204	9,913

Dilutive stock options and warrants	1,338	—	—

Average common shares outstanding — dilutive	12,005	10,204	9,913

Earnings per share — basic	$0.64	$(0.70)	$(1.25)
Earnings per share — dilutive	$0.57	$(0.70)	$(1.25)
          Average number of shares for 2010 includes participating securities related to unvested restricted stock awards.
          In November 2008, the Company issued a stock dividend equal to one share for every 200 shares owned as of the record date. In January, April, July, and October of 2009, the Company issued a stock dividend equal to one share for every 200 shares owned as of the record date. In January, April, July and October 2010, the Company issued a stock dividend equal to one share for every 200 shares owned as of the record date. In January 2011, the Company issued a stock dividend equal to one share for every 200 shares owned as of the record date. Basic and diluted earnings per share for prior years have been retroactively adjusted to reflect these stock dividends as shown below:

	2009	2008
Basic EPS, previously reported	$(0.71)	$(1.27)
Effect of stock dividend	0.01	0.02

Restated basic EPS	$(0.70)	$(1.25)

Dilutive EPS, previously reported	$(0.71)	$(1.27)
Effect of stock dividend	0.01	0.02

Restated dilutive EPS	$(0.70)	$(1.25)

          At December 31, 2008, there were 2,358,719 ten-year warrants associated with the preferred stock issued to the U.S. Treasury under the TARP Capital Purchase Program to purchase shares of the Company’s common stock at an exercise price of $3.19 per share which would have been included in the calculation of dilutive earning per share except that to do so would have an anti-dilutive impact on earnings per share for 2009 and 2008.
14. Components of Other Comprehensive Income (Loss)
          SFAS No. 130, “Reporting Comprehensive Income,” which updated ASC 220-10-05 establishes standards for reporting comprehensive income (loss). Comprehensive income (loss) includes net income and other comprehensive income (loss), which is defined as non-owner related transactions in equity. The only other comprehensive income (loss) item is unrealized gains or losses, net of tax, on securities available-for-sale.
          The amounts of other comprehensive income (loss) included in equity with the related tax effect and the accumulated other comprehensive income (loss) are reflected in the following schedule:

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

			Accumulated Other
	Gain/(Loss) Before	Tax (Expense)	Comprehensive
	Tax	/Benefit	Income/(Loss)
	(In thousands)
January 1, 2008			$(804)

Unrealized market adjustments for the period	$3,493	$(1,327)	2,166
Less adjustment for net gains included in income	47	(18)	29

December 31, 2008	$3,446	$(1,309)	1,333

Unrealized market adjustments for the period	$3,056	$(1,161)	1,895
Less adjustment for net gains included in income	5,308	(2,016)	3,292

December 31, 2009	$(2,252)	$855	(64)

Unrealized market adjustments for the period	$3,133	$(1,191)	1,942
Less adjustment for net gains included in income	2,291	(871)	1,420

December 31, 2010	$842	$(320)	$458

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
          In accordance with SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” which is now codified in ASC 825-10-25, the Company has elected to record newly originated mortgage loans held-for-sale at fair value. The following is a description of mortgage loans held-for-sale as of December 31, 2010 and 2009, for which fair value has been elected, including the specific reasons for electing fair value and the strategies for managing these assets on a fair value basis.
Loans Held-for-Sale
          In 2009, the Company began recording mortgage loans held-for-sale at fair value. The Company chose to fair value these mortgage loans held-for-sale in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value. Specifically, origination fees and costs, which had been appropriately deferred under SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” now codified in ASC 310-20-25 and previously recognized as part

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
of the gain/loss on sale of the loans, are now recognized in earnings at the time of origination. Interest income on mortgage loans held-for-sale is recorded on an accrual basis in the consolidated statement of operations under the heading “Interest income-loans, including fees.” The servicing value is included in the fair value of the mortgage loan held-for-sale and initially recognized at the time the Company enters into Interest Rate Lock Commitments (“IRLCs”) with borrowers. The mark to market adjustments related to loans held-for-sale and the associated economic hedges are captured in mortgage banking activities.
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
          The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumption used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument. Because mortgage loans held-for-sale are sold within a few weeks of origination, it is unlikely to demonstrate any of the credit weaknesses discussed above and as a result, there were no credit related adjustments to fair value at December 31, 2010.
          The following tables present financial assets measured at fair value at December 21, 2010 and 2009 on a recurring basis and the change in fair value for those specific financial instruments in which fair value has been elected. The changes in the fair value of economic hedges were also recorded in mortgage banking activities and are designed to partially offset the change in fair value of the financial instruments referenced in the tables below.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

		Fair Value Measurements at December 31, 2010
		Quoted Prices in
	Assets Measured at	Active Markets for	Significant Other	Significant
	Fair Value	Identical Assets	Observable Inputs	Unobservable Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Debt securities issued by U.S. Government corporations and agencies	$26,336	$—	$26,336	$—
Debt securities issued by states and political subdivisions	11,330	—	11,330	—
Residential mortgage-backed securities — Agency	123,812	—	123,812	—
Mortgage loans held-for-sale	155,029	—	155,029	—
Other Assets(1)	6,627	—	—	6,627
Other Liabilities(1)	446	—	—	446

(1)	This amount includes mortgage related interest rate lock commitments and derivative financial instruments to hedge interest rate risk. Interest rate lock commitments were recorded on a gross basis.

		Fair Value Measurements at December 31, 2009
		Quoted Prices in
	Assets Measured at	Active Markets for	Significant Other	Significant
	Fair Value	Identical Assets	Observable Inputs	Unobservable Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Debt securities issued by U.S. Government corporations and agencies	$63,119	$—	$63,119	$—
Debt securities issued by states and political subdivisions	11,407	—	11,407	—
Residential mortgage-backed securities — Agency	62,391	—	62,391	—
Mortgage loans held-for-sale	80,869	—	80,869	—
Other Assets(1)	1,778	—	—	1,778
Other Liabilities(1)	55	—	—	55

(1)	This amount includes mortgage related interest rate lock commitments and derivative financial instruments to hedge interest rate risk. Interest rate lock commitments were recorded on a gross basis.

	For Items Measured at Fair Value Pursuant to Election of the Fair Value Option:
	Fair Value Gain (Loss) related to Mortgage Banking Activities
	Year Ended		Three Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
			(In thousands)
Mortgage loans held-for-sale	$(1,942)	$240	$(4,548)	$(1,368)
          The tables below present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) during the quarter and year ended December 31, 2010 and 2009.

	Quarter Ended December 31,
	2010		2009
	Other	Other	Other	Other
	Assets(1)	Liabilities(1)	Assets(1)	Liabilities(1)
	(In thousands)
Beginning Balance	$2,768	$(714)	$855	$(1,186)
Total gains (losses) included in earnings:(2)
Issuances	6,627	(446)	1,778	(55)
Settlements and closed loans	(1,590)	4	(671)	—
Expirations	(1,178)	710	(184)	1,186
Total gains (losses) included in other comprehensive income	—	—	—	—

Ending Balance(3)	$6,627	$(446)	$1,778	$(55)

(1)	Includes Mortgage related interest rate lock commitments and derivative financial instruments entered into hedge interest rate risk.

(2)	Amounts included in earnings are recorded in mortgage banking activities.

(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Year Ended December 31,
	2010		2009
	Other	Other	Other	Other
	Assets(1)	Liabilities(1)	Assets(1)	Liabilities(1)
		(In thousands)
Beginning Balance	$1,778	$(55)	$—	$—
Total gains (losses) included in earnings:(2)
Issuances	13,130	(3,911)	6,121	(1,741)
Settlements and closed loans	(4,114)	52	(1,761)	3
Expirations	(4,167)	3,468	(2,582)	1,683
Total gains (losses) included in other comprehensive income	—	—	—	—

Ending Balance(3)	$6,627	$(446)	$1,778	$(55)

(1)	Includes Mortgage related interest rate lock commitments and derivative financial instruments entered into hedge interest rate risk.

(2)	Amounts included in earnings are recorded in mortgage banking activities.

(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.
          The following tables present the assets that are measured at fair value on a non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial position at December 31, 2010 and 2009.

	Fair Value Measurements at December 31, 2010
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Total	Level 1	Level 2	Level 3	Valuation Allowance
	(In thousands)
Impaired loans	$61,235	$—	$—	$61,235	$(8,632)
ORE	20,525	—	—	20,525	(6,403)
Mortgage servicing rights	5,495	—	—	5,495	(85)
SBA servicing rights	2,624	—	—	2,624	(203)

	Fair Value Measurements at December 31, 2009
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Total	Level 1	Level 2	Level 3	Valuation Allowance
	(In thousands)
SBA loans held-for-sale	$4,807	$—	$—	$4,807	$(87)
Impaired loans	75,971	—	—	75,971	(6,038)
ORE	21,780	—	—	21,780	(3,976)
Mortgage servicing rights	875	—	—	875	(83)
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
          Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. For collateral dependent loans, fair value is measured based on the value of the collateral securing these loans and is classified as a Level 3 in the fair value hierarchy. Collateral may include real estate or business assets, including equipment, inventory and account receivable. The value of real estate collateral is determined based on an appraisal by qualified licensed appraisers hired by the Company. If significant, the value of business equipment is based on an appraisal by qualified licensed appraisers hired by the Company otherwise, the equipment’s net book value on the business’ financial statements is the basis for the value of business equipment. Inventory and accounts receivable collateral are valued based on independent field examiner review or aging reports. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
the time of the valuation, and management’s expertise and knowledge of the client and client’s business. Impaired loans are evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.
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
          Mortgage servicing rights are initially recorded at fair value when mortgage loans are sold servicing retained. These assets are then amortized in proportion to and over the period of estimated net servicing income. On a monthly basis these servicing assets are assessed for impairment based on fair value. Management determines fair value by stratifying the servicing portfolio into homogeneous subsets with unique behavior characteristics, converting those characteristics into income and expense streams, adjusting those streams for prepayments, present valuing the adjusted streams, and combining the present values into a total. If the cost basis of any loan stratification tranche is higher than the present value of the tranche, an impairment is recorded.
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
          The following tables present the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held-for-sale for which the fair value option has been elected as of December 31, 2010 and 2009. The table also includes the difference between aggregate fair value and the aggregate unpaid principal balance of loans that are 90 days or more past due, as well as loans in nonaccrual status.

	December 31, 2010			December 31, 2009
		Aggregate Unpaid	Fair value		Aggregate Unpaid	Fair value
	Aggregate	Principal Balance	over/(under) unpaid	Aggregate	Principal Balance	over/(under) unpaid
	Fair Value	Under FVO	principal	Fair Value	Under FVO	principal
(In thousands)
Loans held-for-sale	$155,029	$156,971	$(1,942)	$80,869	$80,629	$240
Past due loans of 90+ days	—	—	—	—	—	—
Nonaccrual loans	—	—	—	—	—	—
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

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In thousands)
Financial Instruments (Assets):
Cash and due from banks	$47,242	$47,242	$170,692	$170,692
Federal funds sold	517	517	428	428
Investment securities available-for-sale	161,478	161,478	136,917	136,917
Investment securities held-to-maturity	14,110	14,926	19,326	19,942
Investment in FHLB stock	6,542	6,542	6,767	6,767
Total loans	1,585,188	1,469,404	1,391,018	1,283,330

Total financial instruments (assets)		$1,700,109	1,725,148	$1,618,076

Non-financial instruments (assets)	130,223		126,372

Total assets	$1,945,300		$1,851,520

Financial Instruments (Liabilities):
Noninterest-bearing demand deposits	$185,614	$185,614	$157,511	$157,511
Interest-bearing deposits	1,427,634	1,433,558	1,393,214	1,402,637

Total deposits	1,613,248	1,619,172	1,550,725	1,560,148
Short-term borrowings	32,977	32,977	41,870	41,143
Subordinated debt	67,527	63,279	67,527	60,573
Other long-term debt	75,000	75,457	50,000	51,017

Total financial instruments (liabilities)	1,788,752	$1,790,885	1,710,122	$1,712,881

Non-financial instruments (liabilities and shareholders’ equity)	156,548		141,398

Total liabilities and shareholders’ equity	$1,945,300		$1,851,520

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
          For off-balance sheet instruments, fair values are based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing for loan commitments and letters of credit. Fees related to these instruments were immaterial at December 31, 2010 and 2009, and the carrying amounts represent a reasonable approximation of their fair values. Loan commitments, letters and lines of credit, and similar obligations typically have variable

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
interest rates and clauses that deny funding if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the foregoing schedule.
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
          The Company has undertaken certain guarantee obligations for commitments to extend credit and letters of credit that have certain characteristics as specified by FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34” now codified in ASC 460-10-05. As noted in Note 15, the fair value of credit and letters of credit are insignificant to the Company.
          Financial instruments with off-balance sheet risk at December 31, 2010, are summarized as follows:
Financial Instruments Whose Contract Amounts Represent Credit Risk:

December 31, 2010
(In thousands)
Loan commitments:
Commercial real estate, construction and land development	$30,994
Commercial	59,090
SBA	7,492
Home equity	44,029
Mortgage loans	54,651
Lines of credit	1,536
Standby letters of credit and bankers acceptances	3,392
Federal funds line	—

Total loan commitments	$201,184

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
17. Derivative Financial Instruments
          The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. The risk management program includes the use of forward contracts and other derivatives that are recorded in the financial statements at fair value and are used to offset changes in value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts to economically hedge risks associated with overall price risk related to IRLCs and mortgage loans held-for-sale carried at fair value under ASC 825-10-25. Fair value changes occur as a result of interest rate movements as well as changes in the value of the associated servicing. Derivative instruments used include forward sale commitments and IRLCs. All derivatives are carried at fair value in the Consolidated Balance Sheets in other assets or other liabilities. A gross gain of $4.8 million and a gross loss of $392,000 for the year ended December 31, 2010 associated with the forward sales commitments and IRLCs are recorded in the Consolidated Statements of Operations in mortgage banking activities.
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
18. Certain Transfers of Financial Assets
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
          At December 31, 2010, 2009, and 2008 the total fair value of servicing for mortgage loans was $6.3 million, $977,000, and zero, respectively. The fair of servicing for SBA loans at December 31, 2010, 2009 and 2008 was $3.8 million, $3.5 million and $2.9 million, respectively. To estimate the fair values of these servicing assets, consideration was given to dealer indications of market value, where applicable, as well as the results of discounted cash flow models using key assumptions and inputs for prepayment rates, credit losses, and discount rates. Carrying value of these servicing assets is shown below.

	December 31,
	2010	2009
	(In thousands)
Mortgage servicing	$5,495	$875
SBA servicing	2,624	2,405
Indirect servicing	405	472

	$8,524	$3,752

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
          There are two primary classes of loan servicing rights for which the Company separately manages the economic risks: residential mortgage and SBA. Residential mortgage servicing rights and SBA loan servicing rights are initially recorded at fair value and then accounted for at the lower of cost or market and amortized in proportion to, and over the estimated period that net servicing income is expected to be received based on projections of the amount and timing of estimated future net cash flows. The amount and timing of estimated future net cash flows are updated based on actual results and updated projections. Fidelity periodically evaluates its loan servicing rights for impairment.
     Residential Mortgage Loans
          The Company typically sells first lien residential mortgage loans to third party investors including Fannie Mae. Certain of these loans are exchanged for cash and servicing rights, which generate servicing assets for the Company. The servicing assets are recorded initially at fair value. As seller, the Company has made certain standard representations and warranties with respect to the originally transferred loans. The Company estimates its reserves under such arrangements predominantly based on prior experience. To date, the Company’s actual buy-backs as well as asserted claims under these provisions have been de minimus.
          During 2010 and 2009, Fidelity sold residential mortgage loans with unpaid principal balances of $457.5 million and $90.2 million, respectively on which Fidelity retained the related mortgage servicing rights (MSRs) and receives servicing fees. At December 31, 2010 and 2009, the approximate weighted average servicing fee was .25% of the outstanding balance of the residential mortgage loans. The weighted average coupon interest rate on the portfolio of mortgage loans serviced for others was 4.43% and 4.99% at December 31, 2010 and 2009, respectively.
          The following is an analysis of the activity in Fidelity’s residential MSR and impairment for the years ended December 31, 2010 and 2009:

	Years Ended December 31,
	2010	2009
	(In thousands)
Residential Mortgage Servicing Rights
Carrying value January 1	$875	$—
Additions	4,995	1,020
Amortization	(373)	(62)
Impairment, net	(2)	(83)

Carrying value, December 31	$5,495	$875

	Years Ended December 31,
	2010	2009
	(In thousands)
Residential Mortgage Servicing Impairment
Balance, January 1	$83	$—
Additions	556	83
Recoveries	(554)	—

Balance, December 31	$85	$83

          Fidelity uses assumptions and estimates in determining the impairment of capitalized MSRs. These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by market participants to value and bid MSRs available for sale in the market. At December 31, 2010, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the accompanying table.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

December 31, 2010
(Dollars in thousands)
Residential Mortgage Servicing Rights
Fair Value of Residential Mortgage Servicing Rights	$6,280

Composition of Residential Loans Serviced for Others:
Fixed-rate mortgage loans	97%
Adjustable-rate mortgage loans	3%
Total	100%

Weighted Average Remaining Term	25.3 years

Prepayment Speed	8.89%
Effect on fair value of a 10% increase	$(213)
Effect on fair value of a 20% increase	(408)

Weighted Average Discount Rate	9.34%
Effect on fair value of a 10% increase	$(189)
Effect on fair value of a 20% increase	(364)
          The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As indicated, changes in value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in value may not be linear. Also, in this table, the effect of an adverse variation in a particular assumption on the value of the MSRs is calculated without changing any other assumption; while in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which may magnify or counteract the effect of the change.
          Information about the asset quality of mortgage loans managed by Fidelity is shown below.

	December 31, 2010
	Unpaid	Delinquent (days)
	Principal	30 to 89	90+	Charge-offs
	(In thousands)
Loan Servicing Portfolio	$522,552	$944	$—	$—
Mortgage Loans Held-for-Sale	156,971	—	—	—
Mortgage Loans Held-for-Investment	28,664	588	280	243

Total Residential Mortgages Serviced	$708,187	$1,532	$280	$243

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
          Consistent with the updated guidance on accounting for transfers of financial assets, because the Company warrants the borrower will make all scheduled payments for the first 90 days following the sale of certain SBA loans, all sales in the fourth quarter of 2010 were accounted for as secured borrowings which results in an increase in Cash for the proceeds of the borrowing and an increase in Other Short-Term Borrowings on the Consolidated Balance Sheet. No gain or loss is recognized for the proceeds of secured borrowings. When the 90 day warranty period expires, the secured borrowing is reduced, loans are reduced, and a gain or loss on sale is recorded in SBA Lending Activities in the Consolidated Statement of Operations.
          During 2010 and 2009, Fidelity sold SBA loans with unpaid principal balances of $24.5 million and $16.7 million, respectively. Fidelity retained the related loan servicing rights and receives servicing fees. At December 31, 2010 and 2009, the approximate weighted average servicing fee was ..89% and 1.04%, respectively, of the outstanding balance of the SBA loans. The

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
weighted average coupon interest rate on the portfolio of loans serviced for others was 4.24% and 4.10% at December 31, 2010 and 2009, respectively.
          The following is an analysis of the activity in Fidelity’s SBA loan servicing rights and impairment for the years ended December 31, 2010 and 2009:

	Years Ended December 31,
	2010	2009
	(In thousands)
SBA Loan Servicing Rights
Carrying value, January 1	$2,405	$2,392
Additions	909	624
Amortization	(582)	(516)
Impairment, Net	(108)	(95)

Carrying value, December 31	$2,624	$2,405

	Years Ended December 31,
	2010	2009
	(In thousands)
SBA Servicing Rights Impairment
Balance, January 1	$95	$—
Additions	197	95
Recoveries	(89)	—

Balance, December 31	$203	$95

          SBA loan servicing rights are recorded on the Consolidated Balance Sheet at the lower of cost or market and are amortized in proportion to, and over the estimated period that, net servicing income is expected to be received based on projections of the amount and timing of estimated future net cash flows. The amount and timing of estimated future net cash flows are updated based on actual results and updated projections. Fidelity periodically evaluates its loan servicing rights for impairment.
          Fidelity uses assumptions and estimates in determining the impairment of capitalized SBA loan servicing rights. These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by market participants to value and bid servicing rights available for sale in the market. At December 31, 2010, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the accompanying table.

December 31, 2010
(Dollars in thousands)
SBA Loan Servicing Rights
Fair Value of SBA Loan Servicing Rights	$3,816

Composition of SBA Loans Serviced for Others:
Fixed-rate SBA loans	—%
Adjustable-rate SBA loans	100%
Total	100%

Weighted Average Remaining Term	20.0 years

Prepayment Speed	4.32%
Effect on fair value of a 10% increase	$(88)
Effect on fair value of a 20% increase	(171)

Weighted Average Discount Rate	4.35%
Effect on fair value of a 10% increase	$(160)
Effect on fair value of a 20% increase	(244)

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
          The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As indicated, changes in value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in value may not be linear. Also in this table, the effect of an adverse variation in a particular assumption on the value of the SBA servicing rights is calculated without changing any other assumption; while in reality, changes in one factor may magnify or counteract the effect of the change.
          Information about the asset quality of SBA loans managed by Fidelity is shown below.

	December 31, 2010
	Unpaid	Delinquent (days)
	Principal	30 to 89	90+	Charge-offs
		(In thousands)
SBA Serviced for Others Portfolio	$104,991	$1,527	$—	$—
SBA Loans Held-for-Sale	24,869	—	—	—
SBA Loans Held-for-Investment	93,530	1,649	3,292	376

Total SBA Loans Serviced	$223,390	$3,176	$3,292	$376

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
19. Other Assets, Other Liabilities and Other Operating Expenses
          Other assets and other liabilities at December 31, 2010 and 2009, consisted of the following:

	December 31,
	2010	2009
	(In thousands)
Other Assets:
Receivables and prepaids	$2,592	$2,379
Prepaid taxes	91	7,380
Prepaid FDIC Insurance	9,735	13,030
Deferred tax assets, net	16,529	13,060
Common stock of trust preferred securities subsidiaries	2,027	2,027
Investment in Georgia tax credits	1,050	1,252
Florida bank charter	1,289	1,289
Servicing assets	8,524	3,752
Fair value of mortgage-related derivatives	6,627	1,778
Other	3,459	3,663

Total	$51,923	$49,610

Other Liabilities:
Payables and accrued expenses	$3,963	$2,727
Taxes payable	2,185	188
Other	6,916	4,294

Total	$13,064	$7,209

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
          Other expenses for the years ended December 31, 2010, 2009, and 2008, consisted of the following:

	Years Ended December 31,
	2010	2009	2008
	(In Thousands)
Other Operating Expenses:
Employee expenses	$997	$831	$720
ATM, check card fees	510	481	545
Advertising and promotion	995	738	645
Stationery, printing and supplies	746	624	647
Other insurance expense	1,067	688	344
Visa litigation expense	—	—	(415)
Other operating expenses	4,687	3,739	3,539

Total	$9,002	$7,101	$6,025

20. Condensed Financial Information of Fidelity Southern Corporation (Parent Company Only)
Condensed Balance Sheets

	December 31,
	2010	2009
	(In Thousands)
Assets:
Cash	$8,156	$7,784
Land	109	109
Investment in bank subsidiary	188,175	174,764
Investments in and amounts due from nonbank subsidiaries	2,363	2,274
Subordinated loans to subsidiaries	10,000	10,000
Other assets	573	3,545

Total assets	$209,376	$198,476

Liabilities:
Long-term debt	$67,527	$67,527
Other liabilities	1,338	1,264

Total liabilities	68,865	68,791
Shareholders’ Equity:
Preferred stock	45,578	44,696
Common stock	57,542	53,342
Accumulated other comprehensive gain (loss), net of tax	458	(64)
Retained earnings	36,933	31,711

Total shareholders’ equity	140,511	129,685

Total liabilities and shareholders’ equity	$209,376	$198,476

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Condensed Statements of Operations

	Years Ended December 31,
	2010	2009	2008
		(In thousands)
Interest Income:
Deposits in bank	$14	$45	$295
Subordinated loan to bank	349	403	659

Total interest income	363	448	954
Interest Expense — Long-term debt	4,485	4,633	5,267

Net Interest Expense	(4,122)	(4,185)	(4,313)
Noninterest Income:
Lease income	65	65	140
Dividends from subsidiaries	—	—	2,460
Management fees	635	600	664
Other	134	138	448

Total noninterest income	834	803	3,712
Noninterest Expense	986	878	662

Loss before income taxes and equity in undistributed income of subsidiaries	(4,274)	(4,260)	(1,263)
Income tax benefit	(1,613)	(1,619)	(1,414)

Income before equity in undistributed income of subsidiaries	(2,661)	(2,641)	151
Equity in undistributed income of subsidiaries	12,794	(1,214)	(12,387)

Net Income (Loss)	$10,133	$(3,855)	$(12,236)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008
		(In thousands)
Operating Activities:
Net income (loss)	$10,133	$(3,855)	$(12,236)
Equity in undistributed income of subsidiaries	(12,794)	1,214	12,387
Gain on sale of land	—	—	(291)
Proceeds from sale of land	—	80	521
Decrease (increase) in other assets	2,972	(2,451)	(35)
Increase in other liabilities	74	205	7

Net cash flows provided by (used in) operating activities	385	(4,807)	353
Investing Activities:
Net increase in loans to and investment in subsidiaries	—	—	(52,000)

Net cash flows used in investing activities	—	—	(52,000)
Financing Activities:
Issuance of preferred stock	—	—	48,200
Issuance of Common Stock	2,406	516	828
Preferred dividends paid	(2,410)	(2,410)	—
Common dividends paid	(9)	(3)	(1,783)

Net cash flows (used in) provided by financing activities	(13)	(1,897)	47,245

Net increase (decrease) in cash	372	(6,704)	(4,402)
Cash, beginning of year	7,784	14,488	18,890

Cash, end of year	$8,156	$7,784	$14,488

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.
          None
Item 9A. Controls and Procedures
Report of Management on Internal Control Over Financial Reporting
          Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010.
          The effectiveness of internal control over financial reporting as of December 31, 2010, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
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
Changes in Internal Control over Financial Reporting
          There has been no change in Fidelity’s internal control over financial reporting during the three months ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, Fidelity’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Fidelity Southern Corporation
We have audited Fidelity Southern Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Fidelity Southern Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Fidelity Southern Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fidelity Southern Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 17, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
March 17, 2011

Item 9B. Other Information
          None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
          The information required by Item 10 is incorporated herein by reference to the information that appears under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Meetings and Committees of the Board of Directors,” in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders (“Proxy Statement”). Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of Fidelity is included in Item 1 of this Annual Report on Form 10-K.
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

(3)	Exhibits The exhibits filed herewith or incorporated by reference to exhibits previously filed with the SEC are set forth in Item 15(b)
(b)	Exhibits
The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K.

Exhibit No.	Name of Exhibit
3(a)	Amended and Restated Articles of Incorporation of Fidelity Southern Corporation, as amended effective December 16, 2008 (incorporated by reference from Exhibit 3(a) to Fidelity Southern Corporation’s Form 10-K filed March 16, 2009)

Exhibit No.	Name of Exhibit
3(b)	Articles of Amendment to the Articles of Incorporation of Fidelity Southern Corporation (incorporated by reference from Exhibit 3.1 to Fidelity Southern Corporation’s Form 8-K filed November 18, 2010)

3(c)	Bylaws of Fidelity Southern Corporation, as amended (incorporated by reference from Exhibit 3(b) to Fidelity Southern Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

3(d)	Amendment to Bylaws of Fidelity Southern Corporation (incorporated by reference from Exhibit 3.2 to Fidelity Southern Corporation’s Form 8-K filed November 18, 2010)

4(a)	See Exhibits 3(a) and 3(b) for provisions of the Amended and Restated Articles of Incorporation, as amended, and Bylaws, which define the rights of the shareholders.

4(b)	Tax Benefits Preservation Plan dated as of November 19, 2010 between Fidelity Southern Corporation and Mellon Investor Services LLC as Rights Agent (incorporated by reference from Exhibit 4.1 to Fidelity Southern Corporation’s form 8-K filed November 18, 2010)

10(a)#	Fidelity Southern Corporation Defined Contribution Master Plan and Trust Agreement and related Adoption Agreement, as amended (incorporated by reference from Exhibit 10(a) to Fidelity Southern Corporation’s Registration Statement on Form 10, Commission File No. 0-22374)

10(b)#	Amended and Restated Supplemental Deferred Compensation Plan (incorporated by reference from Exhibit 10.7 to Fidelity Southern Corporation’s Form 8-K filed January 25, 2006)

10(c)#	Fidelity Southern Corporation 1997 Stock Option Plan (incorporated by reference from Exhibit A to Fidelity Southern Corporation’s Proxy Statement, dated April 21, 1997, for the 1997 Annual Meeting of Shareholders)

10(d)#	Fidelity Southern Corporation Equity Incentive Plan dated April 27, 2006, (incorporated by reference from Exhibit 10.1 to Fidelity Southern Corporation’s Form 8-K filed May 3, 2006)

10(e)#	Forms of Stock Option Agreements for the Fidelity Southern Corporation Equity Incentive Plan dated April 27, 2006 (incorporated by reference from Exhibit 10.1 to Fidelity Southern Corporation’s Form 8-K filed January 18, 2007)

10(f)#	Employment Agreement among Fidelity, the Bank and James B. Miller, Jr., dated as of January 18, 2007 (incorporated by reference from Exhibit 10.1 to Fidelity Southern Corporation’s Form 8-K filed January 22, 2007)

10(g)#	Employment Agreement among Fidelity, the Bank and H. Palmer Proctor, Jr., dated as of January 18, 2007 (incorporated by reference from Exhibit 10.2 to Fidelity Southern Corporation’s Form 8-K filed January 22, 2007)

10(h)#	Executive Continuity Agreement among Fidelity, the Bank and James B. Miller, Jr., dated as of January 19, 2006 (incorporated by reference from Exhibit 10.3 to Fidelity Southern Corporation’s Form 8-K filed January 25, 2006)

10(i)#	Executive Continuity Agreement among Fidelity, the Bank and H. Palmer Proctor, Jr., dated as of January 19, 2006 (incorporated by reference from Exhibit 10.4 to Fidelity Southern Corporation’s Form 8-K filed January 25, 2006)

10(j)#	Executive Continuity Agreement among Fidelity, the Bank and Stephen H. Brolly dated as of May 22, 2006 (incorporated by reference from Exhibit 10(j) to Fidelity Southern Corporation’s Form 10-K filed March 16, 2009)

10(k)#	Executive Continuity Agreement among Fidelity, the Bank and David Buchanan dated as of January 19, 2006 (incorporated by reference from Exhibit 10.6 to Fidelity Southern Corporation’s Form 8-K filed January 25, 2006)

10(l)#	Form of 2010 Incentive Compensation Plan among Fidelity, the Bank and James B. Miller, Jr., H. Palmer Proctor, Jr., Stephen H. Brolly and David Buchanan dated as of January 22, 2009 (incorporated by reference from Exhibit 99.2, 99.3, 99.4, and 99.5 to Fidelity Southern Corporation’s Form 8-K filed January 27, 2010)

10(m)#	Director Compensation Arrangements (incorporated by reference for Exhibit 10(j) to Fidelity Southern Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005)

Exhibit No.	Name of Exhibit
10(n)	Warrant to Purchase up to 2,266,458 shares of Common Stock, dated December 19, 2008 (incorporated by reference from Exhibit 4.1 to Fidelity Southern Corporation’s Form 8-K filed December 19, 2008)

10(o)	Letter Agreement, dated December 19, 2008, including Securities Purchase Agreement — Standard Terms, incorporated by reference therein, between the Company and the United States Department of the Treasury (incorporated by reference from Exhibit 10.1 to Fidelity Southern Corporation’s Form 8-K filed December 19, 2008)

10(p)#	Form of Senior Executive Officer Agreement (incorporated by reference from Exhibit 10.1 to Fidelity Southern Corporation’s Form 8-K filed December 19, 2008)

10(q)#	Amendment to employment agreement among Fidelity, the Bank and James B. Miller, Jr., dated as of January 21, 2010 (incorporated by reference from Exhibit 99.2 to Fidelity Southern Corporation’s Form 8-K filed January 27, 2010)

10(r)#	Amendment to employment agreement among Fidelity, the Bank and H. Palmer Proctor, Jr., dated as of January 21, 2010 (incorporated by reference from Exhibit 99.2 to Fidelity Southern Corporation’s Form 8-K filed January 27, 2010)

21	Subsidiaries of Fidelity Southern Corporation

23	Consent of Ernst & Young LLP

24	Powers of Attorney (included on signature page hereto)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Principal Executive Officer’s Certificate pursuant to 31 CFR 30.15 relative to the participation of Fidelity Southern Corporation in the Capital Purchase Program.

99.2	Principal Financial Officer’s Certificate pursuant to 31 CFR 30.15 relative to the participation of Fidelity Southern Corporation in the Capital Purchase Program.

#	Indicates director and management contracts or compensatory plans or arrangements.
(c)	Financial Statement Schedules.
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

March 17, 2011

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

Signature	Title	Date

/s/ James B. Miller, Jr. James B. Miller, Jr.	Chairman of the Board and Director (Principal Executive Officer)	March 17, 2011

/s/ Stephen H. Brolly Stephen H. Brolly	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2011

/s/ David R. Bockel	Director	March 17, 2011
Major General (Ret) David R. Bockel

/s/ Wm. Millard Choate	Director	March 17, 2011
Wm. Millard Choate

/s/ Donald A. Harp, Jr.	Director	March 17, 2011
Dr. Donald A. Harp, Jr.

/s/ Kevin S. King	Director	March 17, 2011
Kevin S. King

/s/ William C. Lankford, Jr. William C. Lankford, Jr.	Director	March 17, 2011

/s/ H. Palmer Proctor, Jr.	Director	March 17, 2011
H. Palmer Proctor, Jr.

/s/ W. Clyde Shepherd III W. Clyde Shepherd III	Director	March 17, 2011

/s/ Rankin M. Smith, Jr. Rankin M. Smith, Jr.	Director	March 17, 2011

EXHIBIT INDEX

Exhibit No.	Name of Exhibit
21	Subsidiaries of Fidelity Southern Corporation

23	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Principal Executive Officer’s Certificate pursuant to 31 CFR 30.15 relative to the participation of Fidelity Southern Corporation in the Capital Purchase Program.

99.2	Principal Financial Officer’s Certificate pursuant to 31 CFR 30.15 relative to the participation of Fidelity Southern Corporation in the Capital Purchase Program.