Form 10-Q
period 2011-03-31
FIDELITY SOUTHERN CORP
filed 2011-05-10
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2011
Commission File Number: 001-34981
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a Smaller Reporting Company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 30, 2011
Common Stock, no par value	10,780,695

FIDELITY SOUTHERN CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
Assets
Cash and due from banks	$120,942	$45,761
Interest-bearing deposits with banks	3,053	1,481
Federal funds sold	1,784	517

Cash and cash equivalents	125,779	47,759
Investment securities available-for-sale (amortized cost of $209,517 and $160,740 at March 31, 2011 and December 31, 2010, respectively)	209,833	161,478
Investment securities held-to-maturity (approximate fair value of $13,408 and $14,926 at March 31, 2011 and December 31, 2010, respectively)	12,712	14,110
Investment in FHLB stock	6,542	6,542
Loans held-for-sale (loans at fair value: $50,573 at March 31, 2011; $155,029 at December 31, 2010)	115,005	209,898
Loans	1,431,493	1,403,372
Allowance for loan losses	(29,694)	(28,082)

Loans, net of allowance for loan losses	1,401,799	1,375,290
Premises and equipment, net	19,723	19,510
Other real estate, net	18,383	20,525
Accrued interest receivable	8,126	7,990
Bank owned life insurance	30,570	30,275
Other assets	50,127	51,923

Total Assets	$1,998,599	$1,945,300

Liabilities
Deposits:
Noninterest-bearing demand deposits	$200,902	$185,614
Interest-bearing deposits:
Demand and money market	430,403	427,590
Savings	418,788	398,012
Time deposits, $100,000 and over	271,817	246,317
Other time deposits	356,123	355,715

Total deposits	1,678,033	1,613,248
Other short-term borrowings	25,732	32,977
Subordinated debt	67,527	67,527
Other long-term debt	70,000	75,000
Accrued interest payable	2,284	2,973
Other liabilities	13,468	13,064

Total liabilities	1,857,044	1,804,789

Shareholders’ Equity
Preferred stock, no par value. Authorized 10,000,000; 48,200 shares issued and outstanding	45,799	45,578
Common stock, no par value. Authorized 50,000,000; issued and outstanding 10,777,306 and 10,775,947 at March 31, 2011 and December 31, 2010	57,611	57,542
Unrealized gain on investments	195	458
Retained earnings	37,950	36,933

Total shareholders’ equity	141,555	140,511

Total liabilities and shareholders’ equity	$1,998,599	$1,945,300

See accompanying notes to consolidated financial statements

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands, except per share data)

Interest income
Loans, including fees	$21,891	$21,064
Investment securities	1,513	2,075
Federal funds sold and bank deposits	41	93

Total interest income	23,445	23,232

Interest expense
Deposits	4,532	6,876
Short-term borrowings	175	332
Subordinated debt	1,121	1,117
Other long-term debt	445	343

Total interest expense	6,273	8,668

Net interest income	17,172	14,564
Provision for loan losses	5,775	3,975

Net interest income after provision for loan losses	11,397	10,589

Noninterest income
Service charges on deposit accounts	957	1,048
Other fees and charges	581	484
Mortgage banking activities	5,959	3,275
Indirect lending activities	1,186	1,036
SBA lending activities	2,232	112
Bank owned life insurance	320	326
Other	451	226

Total noninterest income	11,686	6,507

Noninterest expense
Salaries and employee benefits	10,822	8,884
Furniture and equipment	752	644
Net occupancy	1,135	1,090
Communication	563	444
Professional and other services	1,192	1,038
Cost of operation of other real estate	2,458	2,169
FDIC insurance premiums	902	886
Other	2,651	1,839

Total noninterest expense	20,475	16,994

Income before income tax expense (benefit)	2,608	102
Income tax expense (benefit)	766	(93)

Net income	1,842	195
Preferred stock dividends	(823)	(823)

Net income (loss) available to common equity	$1,019	$(628)

Earnings (loss) per share:
Basic earnings (loss) per share	$.09	$(.06)

Diluted earnings (loss) per share	$.08	$(.06)

Weighted average common shares outstanding-basic	10,830,066	10,459,752

Weighted average common shares outstanding-fully diluted	12,407,925	10,459,752

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Operating Activities
Net income	$1,842	$195
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,775	3,975
Depreciation and amortization of premises and equipment	479	440
Other amortization	609	375
Reserve for impairment of other real estate	1,588	1,367
Share-based compensation	25	34
Proceeds from sales of loans	369,316	194,318
Proceeds from sales of other real estate	3,853	2,348
Loans originated for resale	(265,120)	(178,325)
Gain on loan sales	(9,303)	(3,033)
Gain on sales of other real estate	(185)	(77)
Increase in cash value of bank owned life insurance	(295)	(300)
Net (increase) decrease in deferred income taxes	—	(3)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(136)	(319)
Other assets	1,617	5,340
Accrued interest payable	(689)	(1,304)
Other liabilities	404	873

Net cash provided by operating activities	109,780	25,904

Investing Activities
Purchases of investment securities available-for-sale	(53,702)	(142,784)
Maturities and calls of investment securities held-to-maturity	1,400	1,120
Maturities and calls of investment securities available-for-sale	4,653	28,403
Net increase in loans	(35,437)	(2,904)
Capital improvements to other real estate	38	(1)
Purchases of premises and equipment	(692)	(1,109)

Net cash used in investing activities	(83,740)	(117,275)

Financing Activities
Net increase in transactional accounts	38,877	33,275
Net increase (decrease) in time deposits	25,908	(18,089)
Net (decrease) increase in borrowings	(12,245)	17,129
Dividends paid	—	(1)
Proceeds from the issuance of common stock	43	1,082
Preferred stock dividends paid	(603)	(603)

Net cash provided by financing activities	51,980	32,793

Net increase (decrease) in cash and cash equivalents	78,020	(58,578)

Cash and cash equivalents, beginning of period	47,759	171,120

Cash and cash equivalents, end of period	$125,779	$112,542

Supplemental disclosures of cash flow information:
Cash paid (refunded) during the period for:
Interest	$6,961	$9,972

Income taxes	$2,202	$(1,249)

Non-cash transfers to other real estate	$3,152	$6,871

Accretion on U.S. Treasury preferred stock	$221	$221

Loans transferred from held-for-sale	$1,324	$3,884

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2011
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
In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. All such adjustments are normal recurring accruals. Certain previously reported amounts have been reclassified to conform to current presentation. These reclassifications had no impact on previously reported net income, or shareholders’ equity or cash flows. The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There were no new accounting policies or changes to existing policies adopted in the first three months of 2011, which had a significant effect on the results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.
Operating results for the three month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and Annual Report to Shareholders for the year ended December 31, 2010.
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
The FRB, FDIC, and GDBF have established capital adequacy requirements as a function of their oversight of bank holding companies and state chartered banks. Each bank holding company and each bank must maintain certain minimum capital ratios. At March 31, 2011 and December 31, 2010, the Company exceeded all capital ratios required by the FRB, FDIC, and GDBF to be considered well capitalized.

Earnings per share were calculated as follows:

	For the Quarter Ended March 31,
	2011	2010
	(Dollars in thousands, except per share data)

Net income	$1,842	$195
Less dividends on preferred stock and accretion of discount	(823)	(823)

Net income (loss) available to common equity	$1,019	$(628)

Average common shares outstanding	10,776	10,408
Effect of stock dividends	54	52

Average common shares outstanding — basic	10,830	10,460

Dilutive stock options and warrants	1,578	—

Average common shares outstanding — dilutive	12,408	10,460

Earnings (loss) per share — basic	$.09	$(.06)
Earnings (loss) per share — dilutive	$.08	$(.06)
Average number of shares for 2010 and 2011 includes participating securities related to unvested restricted stock awards. There were 2,358,719 ten year warrants with an exercise price of $3.19 per share and 150,907 options with an average exercise price of $18.37 at March 31, 2010, which would have been included in the calculation of dilutive earnings per share except that to do so would have an anti-dilutive impact on earnings per share.
3. Contingencies
Due to the nature of their activities, the Company and its subsidiaries are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of March 31, 2011. While it is difficult to predict or determine the outcome of these proceedings, it is the opinion of management, after consultation with its legal counsel, that the ultimate liabilities, if any, will not have a material adverse impact on the Company’s consolidated results of operations, financial position, or cash flows.
4. Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), related to unrealized gains and losses on investment securities classified as available-for-sale. All other comprehensive income (loss) items are tax effected at a rate of 38% for each period.
During the first quarter of 2011, other comprehensive loss net of tax was $263,000. Other comprehensive income, net of tax, was $382,000 for the comparable period in 2010. Comprehensive income for the first quarter of 2011 was $1.6 million compared to comprehensive income of $577,000 for the same period in 2010.
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
The Fidelity Southern Corporation Equity Incentive Plan (the “2006 Incentive Plan”), as amended, permits the grant of stock options, stock appreciation rights, restricted stock and other incentive awards (“Incentive Awards”). Pursuant to an amendment to the Plan adopted by the shareholders on April 26, 2011, the maximum number of shares of the Company’s common stock that may be issued under the 2006 Incentive Plan is 2,250,000 shares, all of which may be stock options. Generally, no award shall be exercisable or become vested or payable more than 10 years after the date of grant. Options granted under the 2006 Incentive Plan have four year terms and become fully exercisable at the end of three years of continued employment. Incentive awards available under the 2006 Incentive Plan totaled 212,079 shares at March 31, 2011.
In the first quarter of 2010, FSC granted 154,078 restricted shares of common stock under the 2006 Equity Incentive Plan to certain employees. The stock was granted at $4.50 per share, vests 40% after two years and then 20% per year through five years and will be fully vested after January 22, 2015. The restricted stock is subject to section 111 of the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009 and regulations issued by the Department of the Treasury. At March 31, 2011, there was $520,000 in remaining unrecognized compensation cost related to the restricted stock.

A summary of option activity as of March 31, 2011, and changes during the three month period then ended is presented below:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	share	Exercise	Contractual	Intrinsic
	options	Price	Terms	Value
Outstanding at January 1, 2011	492,239	$8.59
Granted	—	—
Exercised	334	4.60
Forfeited	121,000	18.70

Outstanding at March 31, 2011	370,905	$5.30	2.25 years	$1,002,000

Exercisable at March 31, 2011	254,572	$5.62	2.23 years	$606,000

Share-based compensation expense was not significant for the three month period ended March 31, 2011.
6. Fair Value Election and Measurement
The Company adopted the provisions of SFAS No. 157, “Fair Value Measurements”, now codified in FASB ASC 820-10-35, for financial assets and financial liabilities, which establishes a common definition of fair value and framework for measuring fair value under U.S. GAAP. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. FASB ASC 820-10-35 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under FASB ASC 820-10-35 are described below:
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
In accordance with SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” which is now codified in ASC 825-10-25, the Company has elected to record mortgage loans held-for-sale at fair value. The following is a description of mortgage loans held-for-sale as of March 31, 2011, including the specific reasons for electing fair value and the strategies for managing these assets on a fair value basis.

Mortgage Loans Held-for-Sale
The Company records mortgage loans held-for-sale at fair value in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value. Specifically, origination fees and costs, which had been appropriately deferred under SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” now codified in ASC 310-20-25 and previously recognized as part of the gain/loss on sale of the loans, are now recognized in earnings at the time of origination. Interest income on mortgage loans held-for-sale is recorded on an accrual basis in the consolidated statement of income under the heading “Interest income — loans, including fees”. The servicing value is included in the fair value of the Interest Rate Lock Commitments (“IRLCs”) with borrowers. The mark to market adjustments related to loans held-for-sale and the associated economic hedges are captured in mortgage banking activities.
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
The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumptions used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument. Because mortgage loans held-for-sale are sold within a few weeks of origination, it is unlikely to demonstrate any of the credit weaknesses discussed above and as a result, there were no credit related adjustments to fair value at March 31, 2011.

The following tables present financial assets measured at fair value at March 31, 2011 and December 31, 2010, on a recurring basis and the change in fair value for those specific financial instruments in which fair value has been elected at March 31, 2011 and 2010. The changes in the fair value of economic hedges were also recorded in mortgage banking activities and are designed to partially offset the change in fair value of the mortgage loans held-for-sale and interest rate lock commitments referenced in the tables below.

		Fair Value Measurements at
		March 31, 2011
		Quoted Prices	Significant
	Assets	in Active	Other	Significant
	Measured at	Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Debt securities issued by U.S. Government corporations and agencies	$49,111	$—	$49,111	$—
Debt securities issued by states and political subdivisions	11,389	—	11,389	—
Residential mortgage-backed securities — Agency	149,333	—	149,333	—
Mortgage loans held-for-sale	50,573	—	50,573	—
Other Assets(1)	1,756	—	—	1,756
Other Liabilities(1)	224	—	—	224

(1)	This amount includes mortgage related interest rate lock commitments and derivative financial instruments to hedge interest rate risk. Interest rate lock commitments were recorded on a gross basis.

		Fair Value Measurements at
		December 31, 2010
	Assets	Quoted Prices	Significant
	Measured at	in Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Debt securities issued by U.S. Government corporations and agencies	$26,336	$—	$26,336	$—
Debt securities issued by states and political subdivisions	11,330	—	11,330	—
Residential mortgage-backed securities — Agency	123,812	—	123,812	—
Mortgage loans held-for-sale	155,029	—	155,029	—
Other Assets(1)	6,627	—	—	6,627
Other Liabilities(1)	446	—	—	446

(1)	This amount includes mortgage related interest rate lock commitments and derivative financial instruments to hedge interest rate risk. Interest rate lock commitments were recorded on a gross basis.

	For Items Measured at Fair Value Pursuant to
	Election of the Fair Value Option: Fair Value Gain
	(Loss) related to Mortgage Banking Activities for
	the Three Months Ended
	March 31, 2011	March 31, 2010
	(In thousands)
Mortgage loans held-for-sale	$2,417	$357
The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) during the three months ended March 31, 2011 and 2010.

	Other	Other
	Assets(1)	Liabilities(1)
	(In thousands)
Beginning Balance January 1, 2011	$6,627	$(446)

Total gains (losses) included in earnings:(2)
Issuances	1,756	(224)
Settlements and closed loans	(460)	177
Expirations	(6,167)	269
Total gains (losses) included in other comprehensive income	—	—

Ending Balance March 31, 2011 (3)	$1,756	$(224)

(1)	Includes mortgage related interest rate lock commitments and derivative financial instruments entered into to hedge interest rate risk.

(2)	Amounts included in earnings are recorded in mortgage banking activities.

(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.

	Other	Other
	Assets(1)	Liabilities(1)
	(In thousands)
Beginning Balance January 1, 2010	$1,778	$(55)

Total gains (losses) included in earnings:(2)
Issuances	1,288	37
Settlements and closed loans	(178)	44
Expirations	(1,600)	11
Total gains (losses) included in other comprehensive income	—	—

Ending Balance March 31, 2010 (3)	$1,288	$37

(1)	Includes mortgage related interest rate lock commitments and derivative financial instruments entered into to hedge interest rate risk.

(2)	Amounts included in earnings are recorded in mortgage banking activities.

(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.
The following tables present the assets that are measured at fair value on a non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial position at March 31, 2011 and December 31, 2010.

	Fair Value Measurements at March 31, 2011
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
		Identical Assets	Observable	Inputs	Valuation
	Total	Level 1	Inputs Level 2	Level 3	Allowance
	(In thousands)
Impaired loans	$27,536	$—	$—	$27,536	$(3,185)
ORE	18,383	—	—	18,383	(7,228)
Mortgage servicing rights	7,109	—	—	7,109	(61)
SBA servicing rights	3,613	—	—	3,613	(226)

	Fair Value Measurements at December 31, 2010
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
		Identical Assets	Observable	Inputs	Valuation
	Total	Level 1	Inputs Level 2	Level 3	Allowance
	(In thousands)
Impaired loans	$61,235	$—	$—	$61,235	$(8,632)
ORE	20,525	—	—	20,525	(6,403)
Mortgage servicing rights	5,495	—	—	5,495	(85)
SBA servicing rights	2,624	—	—	2,624	(203)
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

SBA servicing rights are initially recorded at fair value when loans are sold servicing retained. These assets are then amortized in proportion to and over the period of estimated net servicing income. On a monthly basis these servicing assets are assessed for impairment based on fair value. Management determines fair value by stratifying the servicing portfolio into homogeneous subsets with unique behavior characteristics, converting those characteristics into income and expense streams, adjusting those streams for prepayments, present valuing the adjusted streams, and combining the present values into a total. If the cost basis of any loan stratification tranche is higher than the present value of the tranche, an impairment is recorded.
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
The following tables present the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held-for-sale for which the fair value option has been elected as of March 31, 2011 and December 31, 2010. The tables also include the difference between aggregate fair value and the aggregate unpaid principal balance of loans that are 90 days or more past due, as well as loans in nonaccrual status.

Aggregate Unpaid
	Aggregate Fair Value	Principal Balance Under	Fair Value Over
	March 31, 2011	FVO March 31, 2011	Unpaid Principal
(In thousands)
Loans held-for-sale	$50,573	$50,099	$474
Past due loans of 90+ days	—	—	—
Nonaccrual loans	—	—	—

		Aggregate Unpaid	Fair Value
	Aggregate Fair Value	Principal Balance Under	Under Unpaid
	December 31, 2010	FVO December 31, 2010	Principal
(In thousands)
Loans held-for-sale	$155,029	$156,971	$(1,942)
Past due loans of 90+ days	—	—	—
Nonaccrual loans	—	—	—
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

	March 31, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Instruments (Assets):
Cash and due from banks	$123,995	$123,995	$47,242	$47,242
Federal funds sold	1,784	1,784	517	517
Investment securities available-for-sale	209,833	209,833	161,478	161,478
Investment securities held-to-maturity	12,712	13,408	14,110	14,926
Investment in FHLB stock	6,542	6,542	6,542	6,542
Total loans	1,516,804	1,401,648	1,585,188	1,469,404

Total financial instruments (assets)	1,871,670	$1,757,210		$1,700,109

Non-financial instruments (assets)	126,929		130,223

Total assets	$1,998,599		$1,945,300

Financial Instruments (Liabilities):
Noninterest-bearing demand deposits	$200,902	$200,902	$185,614	$185,614
Interest-bearing deposits	1,477,131	1,482,978	1,427,634	1,433,558

Total deposits	1,678,033	1,683,880	1,613,248	1,619,172
Short-term borrowings	25,732	25,877	32,977	32,977
Subordinated debt	67,527	64,082	67,527	63,279
Other long-term debt	70,000	70,315	75,000	75,457

Total financial instruments (liabilities)	1,841,292	$1,844,154	1,788,752	$1,790,885

Non-financial instruments (liabilities and shareholders’ equity)	157,307		156,548

Total liabilities and shareholders’ equity	$1,998,599		$1,945,300

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
For off-balance sheet instruments, fair values are based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing for loan commitments and letters of credit. Fees related to these instruments were immaterial at March 31, 2011 and December 31, 2010, and the carrying amounts represent a reasonable approximation of their fair values. Loan commitments, letters and lines of credit, and similar obligations typically have variable interest rates and clauses that deny funding if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the foregoing schedule.

This presentation excludes certain nonfinancial instruments. The disclosures also do not include certain intangible assets, such as customer relationships, and deposit base intangibles. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.
7. Derivative Financial Instruments
The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. The risk management program includes the use of forward contracts and other derivatives that are recorded in the financial statements at fair value and are used to offset changes in value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts to economically hedge risks associated with overall price risk related to IRLCs and mortgage loans held-for-sale carried at fair value under ASC 825-10-25. Fair value changes occur as a result of interest rate movements as well as changes in the value of the associated servicing. Derivative instruments used include forward sale commitments and IRLCs. All derivatives are carried at fair value in the Consolidated Balance Sheets in other assets or other liabilities. A gross gain of $223,000 and a gross loss of $4.9 million for the first three months of 2011 associated with the forward sales commitments and IRLCs, respectively, are recorded in the Consolidated Statements of Income in mortgage banking activities.
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
The Company’s derivative positions as of March 31, 2011, were as follows:

Contract or Notional
Amount
(In thousands)
Forward rate commitments	$157,591
Interest rate lock commitments	114,631

Total derivatives contracts	$272,222

8. Investments
Investment securities at March 31, 2011 and December 31, 2010, are summarized as follows:

	March 31, 2011		December 31, 2010
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Available-for-Sale:
Obligations of U.S. Government corporations and agencies:
Due in less than one year	$10,000	$10,005	$10,000	$10,039
Due after one year through five years	39,435	39,106	16,135	16,297

Municipal securities:
Due after one year through five years	5,591	5,602	5,592	5,482
Due five years through ten years	6,113	5,787	6,113	5,848

Residential mortgage-backed securities-agency:
Due after one year through five years	84,403	85,567	118,958	119,962
Due five years through ten years	63,975	63,766	3,942	3,850

	$209,517	$209,833	$160,740	$161,478

Held-to-Maturity:
Residential mortgage-backed securities-agency:
Due in less than one year	$1,491	$1,497	$1,770	$1,785
Due after one year through five years	11,221	11,911	12,340	13,141

	$12,712	$13,408	$14,110	$14,926

There were no securities held-for-sale sold during the three month periods ended March 31, 2011 and 2010. There were no securities called for the three months ended March 31, 2011. The Bank had three securities for a total of $25.0 million called during the three months ended March 31, 2010. There were no investments held-in-trading accounts during 2011 and 2010.

	March 31, 2011
		Gross	Gross	Other than
	Amortized	Unrealized	Unrealized	Temporary
	Cost	Gains	Losses	Impairment	Fair Value
	(In thousands)
Available-for-Sale:
Obligations of U.S. Government corporations and agencies	$49,435	$122	$(446)	$—	$49,111
Municipal securities	11,704	71	(386)	—	11,389
Residential mortgage-backed securities — agency	148,378	1,744	(789)	—	149,333

	$209,517	$1,937	$(1,621)	$—	$209,833

Held-to-Maturity:
Residential mortgage-backed securities — agency	$12,712	$696	$—	$—	$13,408

	$12,712	$696	$—	$—	$13,408

	December 31, 2010
		Gross	Gross	Other than
	Amortized	Unrealized	Unrealized	Temporary
	Cost	Gains	Losses	Impairment	Fair Value
	(In thousands)
Available-for-Sale:
Obligations of U.S. Government corporations and agencies	$26,135	$201	$—	$—	$26,336
Municipal securities	11,705	20	(395)	—	11,330
Residential mortgage-backed securities — agency	122,900	1,557	(645)	—	123,812

	$160,740	$1,778	$(1,040)	$—	$161,478

Held-to-Maturity:
Residential mortgage-backed securities — agency	$14,110	$816	$—	$—	$14,926

The following table reflects the gross unrealized losses and fair values of investment securities with unrealized losses at March 31, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss and temporarily impaired position:

	March 31, 2011
	12 Months or Less		More Than 12 Months
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Available-for-Sale:
U.S. Government corporations and agencies	$22,855	$446	$—	$—
Municipal securities	4,023	154	811	232
Residential mortgage-backed securities — agency	56,594	789	—	—

	$83,472	$1,389	$811	$232

Held-to-Maturity:
Residential mortgage-backed securities — agency	$—	$—	$—	$—

	December 31, 2010
	12 Months or Less		More Than 12 Months
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Available-for-Sale:
U.S. Government corporations and agencies	$—	$—	$—	$—
Municipal securities	9,491	280	929	115
Residential mortgage-backed securities — agency	52,983	645	—	—

	$62,474	$925	$929	$115

Held-to-Maturity:
Residential mortgage-backed securities — agency	$—	$—	$—	$—

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
There was one individual municipal investment security in a continuous unrealized loss position for 34 months at March 31, 2011 and for 31 months at December 31, 2010. Although under pressure from the recent recession, the unrealized loss position resulted not from credit quality issues, but from market interest rate increases over the interest rates prevalent at the time the securities were purchased, and are considered temporary. In determining other-than-temporary impairment losses on municipal securities, management primarily considers the credit rating of the municipality itself as the primary source of repayment and secondarily the financial viability of the insurer of the obligation.

9. Loans
Loans outstanding, by class, are summarized as follows:

	March 31,	December 31,
	2011	2010
	(In thousands)
Commercial loans	$387,673	$384,220
SBA loans	92,838	94,282

Total commercial loans	480,511	478,502

Construction	100,976	115,224

Indirect loans	736,482	695,754
Installment loans	20,121	20,431

Total consumer loans	756,603	716,185

First mortgage loans	34,957	34,367
Second mortgage loans	58,446	59,094

Total mortgage loans	93,403	93,461

Total loans	$1,431,493	$1,403,372

Loans held-for-sale at March 31, 2011 and December 31, 2010 are shown in the table below:

	March 31,	December 31,
	2011	2010
	(In thousands)
SBA loans	$34,432	$24,869
Real estate — mortgage — residential	50,573	155,029
Consumer installment loans	30,000	30,000

Total	$115,005	$209,898

Nonaccrual loans, segregated by class of loans, were as follows:

	March 31,	December 31,
	2011	2010
	(In thousands)
Commercial loans	$2,794	$2,269
SBA loans	14,703	14,024

Total commercial loans	17,497	16,293

Construction	49,768	54,117

Indirect loans	1,408	1,551
Installment loans	155	112

Total consumer loans	1,563	1,663

First mortgage loans	2,989	3,833
Second mortgage loans	698	639

Total mortgage loans	3,687	4,472

Loans	$72,515	$76,545

*	Approximately $69 million and $58 million in loan balances were past due 90 days or more at March 31, 2011 and December 31, 2010, respectively.

Loans delinquent 30-89 days and troubled debt restructured loans accruing interest, segregated by class of loans at March 31, 2011 and December 31, 2010, were as follows:

	March 31, 2011		December 31, 2010
		Troubled		Troubled
		Debt		Debt
	Accruing	Restructured	Accruing	Restructured
	Delinquent	Loans	Delinquent	Loans
	30-89 Days	Accruing	30-89 Days	Accruing
	(In thousands)
Commercial loans	$3,957	$10,216	$2,075	$3,152
SBA loans	764	—	698	—
Construction loans	83	6,055	1,064	6,243
Indirect loans	2,354	—	4,936	—
Installment loans	289	—	265	—
First mortgage loans	920	—	723	—
Second mortgage loans	100	—	822	—

Total	$8,467	$16,271	$10,583	$9,395

There were no loans greater than 90 days delinquent and still accruing at March 31, 2011 and December 31, 2010.
Loans and allowance for loan loss individually and collectively evaluated by portfolio segment follow below:

	Three Months Ended March 31, 2011
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
		(In thousands)
Beginning balance	$7,532	$9,286	$7,598	$2,570	$1,096	$28,082
Charge-offs	(271)	(2,501)	(1,550)	(105)	—	(4,427)
Recoveries	21	51	192	—	—	264

Net Charge-offs	(250)	(2,450)	(1,358)	(105)	—	(4,163)
Provision for loan losses	287	4,478	1,001	127	(118)	5,775

Ending Balance	$7,569	$11,314	$7,241	$2,592	$978	$29,694

	Three Months Ended March 31, 2010
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
		(In thousands)
Beginning balance	$5,468	$11,436	$10,772	$1,093	$1,303	$30,072
Charge-offs	(93)	(2,338)	(2,343)	(55)	—	(4,829)
Recoveries	1	61	193	1	—	256

Net Charge-offs	(92)	(2,277)	(2,150)	(54)	—	(4,573)
Provision for loan losses	491	1,315	2,218	47	(96)	3,975

Ending Balance	$5,867	$10,474	$10,840	$1,086	$1,207	$29,474

	March 31, 2011
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
		(In thousands)
Individually evaluated for impairment	$2,156	$6,306	$275	$1,175	$—	$9,912
Collectively evaluated for impairment	5,413	5,008	6,966	1,417	978	19,782

Total allowance for loan losses	$7,569	$11,314	$7,241	$2,592	$978	$29,694

Individually evaluated for impairment	$33,481	$62,382	$645	$4,168		$100,676
Collectively evaluated for impairment	447,030	38,594	755,958	89,235		1,330,817

Total loans	$480,511	$100,976	$756,603	$93,403		$1,431,493

	December 31, 2010
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
		(In thousands)
Individually evaluated for impairment	$1,808	$5,603	$253	$1,221	$—	$8,885
Collectively evaluated for impairment	5,724	3,683	7,345	1,349	1,096	19,197

Total allowance for loan losses	$7,532	$9,286	$7,598	$2,570	$1,096	$28,082

Individually evaluated for impairment	$34,280	$69,619	$484	$4,690		$109,073
Collectively evaluated for impairment	444,222	45,605	715,701	88,771		1,294,299

Total loans	$478,502	$115,224	$716,185	$93,461		$1,403,372

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
Impaired loans, by class, are shown below.

	March 31, 2011			December 31, 2010
	Unpaid	Amortized	Related	Unpaid	Amortized	Related
	Principal	Cost	Allowance	Principal	Cost	Allowance
	(In thousands)
Impaired Loans with Allowance
Commercial loans	$3,767	$3,735	$1,610	$3,138	$3,108	$1,307
SBA loans	6,247	6,192	546	4,532	4,441	501
Construction loans	63,003	45,896	6,306	68,670	50,077	5,603
Indirect loans	645	645	275	484	484	253
Installment loans	—	—	—	—	—	—
First mortgage loans	2,911	2,890	676	3,047	3,033	716
Second mortgage loans	586	570	499	586	576	505

Loans	$77,159	$59,928	$9,912	$80,457	$61,719	$8,885

	March 31, 2011			December 31, 2010
	Unpaid	Amortized	Related	Unpaid	Amortized	Related
	Principal	Cost	Allowance	Principal	Cost	Allowance
	(In thousands)
Impaired Loans with No Allowance
Commercial loans	$10,575	$10,552	$—	$11,053	$11,041	$—
SBA loans	13,193	13,002	—	16,102	15,690	—
Construction loans	17,580	16,486	—	21,790	19,542	—
Indirect loans	—	—	—	—	—	—
Installment loans	—	—	—	—	—	—
First mortgage loans	729	708	—	1,013	984	—
Second mortgage loans	—	—	—	97	97	—

Loans	$42,077	$40,748	$—	$50,055	$47,354	$—

Average impaired loans and interest income recognized, by class, are summarized below.

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
			Cash basis			Cash basis
		Interest Income	Interest Income		Interest Income	Interest Income
	Average	Recognized on	Recognized on	Average	Recognized on	Recognized on
	Impaired Loans	Impaired Loans	Impaired Loans	Impaired Loans	Impaired Loans	Impaired Loans
			(In thousands)
Commercial loans	$14,040	$14	$—	$644	$40	$—
SBA loans	19,338	189	—	9,272	59	—
Construction loans	65,862	106	—	74,219	68	—
Indirect loans	578	16	—	997	15	—
Installment loans	—	12	—	—	13	—
First mortgage loans	3,607	13	—	2,415	10	—
Second mortgage loans	636	—	—	542	—	—

	$104,061	$350	$—	$88,089	$205	$—

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
The table below shows the weighted average asset rating by class as of March 31, 2011 and December 31, 2010.

	Weighted Average Asset
	Rating
	March 31,	December 31,
	2011	2010
Commercial loans	3.81	3.87
SBA loans	4.32	4.36
Construction loans	5.19	5.06
Indirect loans	3.03	3.03
Installment loans	3.63	3.56
First mortgage loans	3.11	3.05
Second mortgage loans	3.18	3.18
The Bank uses FICO scoring to help evaluate the likelihood borrowers will pay their credit obligations as agreed. The weighted-average FICO score for the indirect loan portfolio, included in consumer installment loans, was 731 and 726 at March 31, 2011 and December 31, 2010, respectively.

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
At March 31, 2011 and December 31, 2010, the total fair value of servicing for mortgage loans was $8.2 million and $6.3 million, respectively. The fair of servicing for SBA loans at March 31, 2011 and December 31, 2010, was $4.3 million and $3.8 million, respectively. To estimate the fair values of these servicing assets, consideration was given to dealer indications of market value, where applicable, as well as the results of discounted cash flow models using key assumptions and inputs for prepayment rates, credit losses, and discount rates. Carrying value of these servicing assets is shown below.

	March 31,	December 31,
	2011	2010
	(In thousands)
Mortgage servicing	$7,109	$5,495
SBA servicing	3,351	2,624
Indirect servicing	398	405

	$10,858	$8,524

There are two primary classes of loan servicing rights for which the Company separately manages the economic risks: residential mortgage and SBA. Residential mortgage servicing rights and SBA loan servicing rights are initially recorded at fair value and then accounted for at the lower of cost or market and amortized in proportion to, and over the estimated period that net servicing income is expected to be received based on projections of the amount and timing of estimated future net cash flows. The amount and timing of estimated future net cash flows are updated based on actual results and updated projections. The Company periodically evaluates its loan servicing rights for impairment.
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
During the quarters ended March 31, 2011 and 2010, the Company sold residential mortgage loans with unpaid principal balances of $148 million and $12 million, respectively on which the Company retained the related mortgage servicing rights (MSRs) and receives servicing fees. At March 31, 2011 and December 31, 2010, the approximate weighted average servicing fee was .25% of the outstanding balance of the residential mortgage loans. The weighted average coupon interest rate on the portfolio of mortgage loans serviced for others was 4.46% and 4.43% at March 31, 2011 and December 31, 2010, respectively.
The following is an analysis of the activity in the Company’s residential MSR and impairment for the quarters ended March 31, 2011 and 2010:

	Quarter Ended March 31,
	2011	2010
	(In thousands)
Residential Mortgage Servicing Rights
Carrying value January 1	$5,495	$875
Additions	1,808	127
Amortization	(218)	(42)
Impairment, net	24	(2)

Carrying value, March 31	$7,109	$958

	Quarter Ended March 31,
	2011	2010
	(In thousands)
Residential Mortgage Servicing Impairment
Balance, January 1	$85	$83
Additions	—	16
Recoveries	(24)	(14)

Balance, March 31	$61	$85

The Company uses assumptions and estimates in determining the impairment of capitalized MSRs. These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by market participants to value and bid MSRs available for sale in the market. At March 31, 2011, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the accompanying table.

March 31, 2011
(Dollars in thousands)
Residential Mortgage Servicing Rights
Fair Value of Residential Mortgage Servicing Rights	$8,168

Composition of Residential Loans Serviced for Others:
Fixed-rate mortgage loans	97%
Adjustable-rate mortgage loans	3%
Total	100%

Weighted Average Remaining Term	24.8 years

Prepayment Speed	8.74%
Effect on fair value of a 10% increase	$(276)
Effect on fair value of a 20% increase	(533)

Weighted Average Discount Rate	9.33%
Effect on fair value of a 10% increase	$(248)
Effect on fair value of a 20% increase	(478)
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
Information about the asset quality of mortgage loans managed by the Company is shown below.

	March 31, 2011
	Unpaid	Delinquent (days)		YTD
	Principal	30 to 89	90+	Charge-offs
	(In thousands)
Loan Servicing Portfolio	$663,138	$961	$—	$—
Mortgage Loans Held-for-Sale	50,099	—	—	—
Mortgage Loans Held-for-Investment	28,599	820	302	47

Total Residential Mortgages Serviced	$741,836	$1,781	$302	$47

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

Consistent with the updated guidance on accounting for transfers of financial assets, because the Company warrants the borrower will make all scheduled payments for the first 90 days following the sale of certain SBA loans, certain sales in the first quarter of 2011 were accounted for as secured borrowings which results in an increase in Cash for the proceeds of the borrowing and an increase in Other Short-Term Borrowings on the Consolidated Balance Sheet. No gain or loss is recognized for the proceeds of secured borrowings. When the 90 day warranty period expires, the secured borrowing is reduced, loans are reduced, and a gain or loss on sale is recorded in SBA Lending Activities in the Consolidated Statement of Income.
During the quarters ended March 31, 2011 and 2010, the Company sold SBA loans with unpaid principal balances of $25 million and zero, respectively. The Company retained the related loan servicing rights and receives servicing fees. At March 31, 2011 and December 31, 2010, the approximate weighted average servicing fee was .89% of the outstanding balance of the SBA loans. The weighted average coupon interest rate on the portfolio of loans serviced for others was 4.29% and 4.24% at March 31, 2011 and December 31, 2010, respectively.
The following is an analysis of the activity in the Company’s SBA loan servicing rights and impairment for the quarters ended March 31, 2011 and 2010:

	Quarter Ended March 31,
	2011	2010
	(In thousands)
SBA Loan Servicing Rights
Carrying value January 1	$2,624	$2,405
Additions	860	—
Amortization	(110)	(223)
Impairment, net	(23)	2

Carrying value, March 31	$3,351	$2,184

	Quarter Ended March 31,
	2011	2010
	(In thousands)
SBA Servicing Rights Impairment
Balance, January 1	$203	$95
Additions	30	31
Recoveries	(7)	(33)

Balance, March 31	$226	$93

SBA loan servicing rights are recorded on the Consolidated Balance Sheet at the lower of cost or market and are amortized in proportion to, and over the estimated period that, net servicing income is expected to be received based on projections of the amount and timing of estimated future net cash flows. The amount and timing of estimated future net cash flows are updated based on actual results and updated projections. The Company periodically evaluates its loan servicing rights for impairment.

The Company uses assumptions and estimates in determining the impairment of capitalized SBA loan servicing rights. These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by market participants to value and bid servicing rights available for sale in the market. At March 31, 2011, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the accompanying table.

March 31, 2011
(Dollars in thousands)
SBA Loan Servicing Rights
Fair Value of SBA Servicing Rights	$4,306

Composition of SBA Loans Serviced for Others:
Fixed-rate SBA loans	—%
Adjustable-rate SBA loans	100%
Total	100%

Weighted Average Remaining Term	20.0 years

Prepayment Speed	5.02%
Effect on fair value of a 10% increase	$(100)
Effect on fair value of a 20% increase	(196)

Weighted Average Discount Rate	4.52%
Effect on fair value of a 10% increase	$(115)
Effect on fair value of a 20% increase	(226)
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
Information about the asset quality of SBA loans managed by Fidelity is shown below.

	March 31, 2011
	Unpaid	Delinquent (days)		YTD
	Principal	30 to 89	90+	Charge-offs
		(In thousands)
SBA Serviced for Others Portfolio	$121,879	$2,941	$—	$—
SBA Loans Held-for-Sale	34,432	—	—	—
SBA Loans Held-for-Investment	92,838	4,483	5,404	164

Total SBA Loans Serviced	$249,149	$7,424	$5,404	$164

Indirect Loans
The Bank purchases, on a nonrecourse basis, consumer installment contracts secured by new and used vehicles purchased by consumers from franchised motor vehicle dealers and selected independent dealers located throughout the Southeast. A portion of the indirect automobile loans the Bank originates is sold with servicing retained. Certain of these loans are exchanged for cash and servicing rights, which generate servicing assets for the Company. The servicing assets are recorded initially at fair value and subsequently amortized and evaluated for impairment. As seller, the Company has made certain standard representations and warranties with respect to the originally transferred loans. The amount of loans repurchased has been de minimus.
11. Recent Accounting Pronouncements
In January 2010, the FASB issued ASU 2010-06, an update to ASC 820-10, “Fair Value Measurements”. This update adds a new requirement to disclose transfers in and out of level 1 and level 2, along with the reasons for the transfers, and requires a gross presentation of purchases and sales of level 3 activities. Additionally, the update clarifies that entities provide fair value measurement disclosures for each class of assets and liabilities and that entities provide enhanced disclosures around level 2 valuation techniques and inputs. The Company adopted the disclosure requirements for level 1 and level 2 transfers and the expanded fair value measurement and valuation disclosures effective January 1, 2010. The disclosure requirements for level 3 activities were effective on January 1, 2011. The adoption of ASU 2010-06 had no impact on the Company’s financial position and statement of income.

In February 2010, the FASB issued ASU No. 2010-09 an update to “Subsequent Events (Topic 855)” to clarify that an SEC filer must evaluate subsequent events through the date the financial statements are issued. The update removes the requirement for SEC filers to disclose the date through which subsequent events were evaluated. ASU No. 2010-09 was effective upon issuance and was adopted by the Company immediately. This ASU did not have a material impact on the Company’s financial condition and statements of income.
In April 2010, the FASB issued ASU No. 2010-18 “Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset” which clarifies that modifications of loans that are accounted for within a pool under Subtopic 310-30, which provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition, do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. This ASU is effective for modifications of loans accounted for within pools occurring in the first interim period ending after July 15, 2010. This ASU did not have a material impact on the Company’s financial position and statement of income.
In July 2010, the FASB issued ASU No. 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” which amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period were effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period were effective for interim and annual reporting periods beginning on or after December 15, 2010. ASU No. 2011-01 issued in January 2011, temporarily delayed the effective date for the disclosures for troubled debt restructurings to allow the FASB to complete its deliberations. The Company does not expect the adoption of this ASU to have a material impact on its financial position and statement of income and will include the required disclosures in its annual report.
In April 2011, the FASB issued ASU No. 2011-02 “A Creditors Determination of Whether a Restructuring Is a Troubled Debt Restructuring” which clarifies a creditor’s determination of whether it has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. This ASU is effective for the first interim or annual period ending after June 15, 2011. The Company is evaluating the impact of the adoption of this ASU on its financial position and statement of income.
12. Subsequent Event
In April 2011, the Company approved the distribution of a stock dividend on May 12, 2011, of one share for every 200 shares owned on the record date of May 2, 2011. The stock dividend has been given retroactive effect in the accompanying consolidated financial statements. Subsequent events have been evaluated through the date the financial statements were filed.
Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
The following analysis reviews important factors affecting our financial condition at March 31, 2011, compared to December 31, 2010, and compares the results of operations for the first quarter ended March 31, 2011 and 2010. These comments should be read in conjunction with our consolidated financial statements and accompanying notes appearing in this report and the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2010. All percentage and dollar variances noted in the following analysis are calculated from the balances presented in the accompanying consolidated financial statements.
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
This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included herein and are not intended to represent a complete list of all risks and uncertainties in our business. Investors are encouraged to read the related section in our 2010 Annual Report on Form 10-K, including the “Risk Factors” set forth therein. Additional information and other factors that could affect future financial results are included in our filings with the Securities and Exchange Commission.
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
Our critical accounting policies that are highly dependent on estimates, assumptions, and judgment are substantially unchanged from the descriptions included in the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010.
Results of Operations
Earnings
For the first quarter of 2011, the Company recorded net income of $1.8 million compared to net income of $195,000 for the first quarter of 2010. Net income (loss) available to common equity was $1.0 million and $(628,000) for the quarters ended March 31, 2011 and 2010, respectively. Basic and diluted earnings per share for the first quarter of 2011 were $.09 and $.08, respectively, compared to a loss per share (basic and diluted) of $.06 for the three months ended March 31, 2010. The increase in net income for the first quarter of 2011 when compared to the same period in 2010 was due to a $5.2 million increase in noninterest income, and an increase in net interest income of $2.6 million, net of a $3.5 million increase in noninterest expense and a $1.8 million increase in provision for loan losses.

Net Interest Income

	Year To Date
	March 31, 2011			March 31, 2010
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income:
Taxable	$1,571,471	$21,840	5.63%	$1,390,060	$21,012	6.13%
Tax-exempt(1)	5,119	77	6.14%	5,319	80	6.14%

Total loans	1,576,590	21,917	5.63%	1,395,379	21,092	6.13%

Investment securities:
Taxable	175,378	1,391	3.17%	198,407	1,953	3.94%
Tax-exempt(2)	11,705	184	6.28%	11,706	181	6.21%

Total investment securities	187,083	1,575	3.38%	210,113	2,134	4.08%

Interest-bearing deposits	66,561	41	0.25%	142,443	93	0.26%
Federal funds sold	904	—	0.07%	603	—	0.06%

Total interest-earning assets	1,831,138	$23,533	5.21%	1,748,538	$23,319	5.41%

Noninterest-earning:
Cash and due from banks	31,879			11,515
Allowance for loan losses	(28,346)			(29,347)
Premises and equipment, net	19,689			18,197
Other real estate	21,271			24,522
Other assets	84,413			79,744

Total assets	$1,960,044			$1,853,169

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand deposits	$415,771	$688	0.67%	$259,554	$559	0.87%
Savings deposits	407,759	1,121	1.11%	441,900	1,792	1.65%
Time deposits	615,735	2,723	1.79%	690,926	4,525	2.66%

Total interest-bearing deposits	1,439,265	4,532	1.28%	1,392,380	6,876	2.00%

Federal funds purchased	—	—	—%	—	—	—%
Securities sold under agreements to repurchase	26,683	166	2.53%	20,382	62	1.24%
Other short-term borrowings	1,000	9	3.70%	27,500	270	3.98%
Subordinated debt	67,527	1,121	6.73%	67,527	1,117	6.71%
Long-term debt	74,000	445	2.44%	50,000	343	2.78%

Total interest-bearing liabilities	1,608,475	6,273	1.58%	1,557,789	8,668	2.26%

Noninterest-bearing:
Demand deposits	188,386			153,430
Other liabilities	22,524			11,999
Shareholders’ equity	140,659			129,951

Total liabilities and shareholders’ equity	$1,960,044			$1,853,169

Net interest income/spread		$17,260	3.63%		$14,651	3.15%

Net interest margin			3.82%			3.40%

(1)	Interest income includes the effect of taxable equivalent adjustment for 2011 and 2010 of $26,000 and $28,000, respectively.

(2)	Interest income includes the effect of taxable-equivalent adjustment for 2011 and 2010 of $62,000 and $59,000, respectively.
Net interest income for the first quarter of 2011 increased $2.6 million or 17.9% to $17.2 million when compared to the same period in 2010 due primarily to a decrease of $2.4 million in interest expense. The average balance of loans outstanding for the first quarter of 2011 increased $181.2 million or 13.0% to $1.577 billion when compared to the same period in 2010. The yield on average loans outstanding for the period decreased 50 basis points to 5.63% when compared to the same period in 2010 primarily due to a decrease in yield on indirect automobile loans in response to competitive pressures as management took steps to grow the loan portfolio. Somewhat offsetting this decrease in rate was a decrease in investment in lower interest yielding interest-bearing deposits from $142.4 million at March 31, 2010, to $66.6 million at March 31, 2011, due to improved loan demand. The 68 basis point decrease in the cost of interest-bearing liabilities was higher than the 20 basis point decrease in the yield on interest-earning assets, resulting in a 48 basis point increase in net interest spread.

The Bank manages its net interest spread and net interest margin based primarily on its loan and deposit pricing. As part of management’s concerted effort to reduce the cost of funds on deposits, there was a shift in the mix of deposits from higher cost certificate of deposits to lower cost savings and money market accounts. Management will continue to review its deposit pricing in 2011 and forecasts a continued decrease to cost of funds as higher priced certificates of deposit and brokered deposits mature and reset to lower interest rates.
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
In determining the appropriate level for the allowance, management ensures that the overall allowance appropriately reflects a margin for the imprecision inherent in most estimates of the range of probable credit losses. This additional amount, if any, is reflected in the overall allowance. Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio at March 31, 2011 (see “Asset Quality”).
The provision for loan losses for the first three months of 2011 was $5.8 million compared to $4.0 million for the same period in 2010. The increase was a result of an increase in general reserves related to growth in the loan portfolio and to an increase in specific reserves. From January 1, 2008 to March 31, 2011, net charge-offs were $75.1 million and the Company recorded an aggregate provision for loan losses of $88.3 million. For every dollar of net charge-offs realized, the Company recorded $1.17 in provision during this period.

The following schedule summarizes changes in the allowance for loan losses for the periods indicated:

	Three Months Ended		Year Ended
	March 31,		December 31,
	2011	2010	2010
	(Dollars in thousands)
Balance at beginning of period	$28,082	$30,072	$30,072
Charge-offs:
Commercial, financial and agricultural	93	14	883
SBA	178	79	381
Real estate-construction	2,501	2,338	11,274
Real estate-mortgage	105	54	656
Consumer installment	1,550	2,344	7,086

Total charge-offs	4,427	4,829	20,280

Recoveries:
Commercial, financial and agricultural	7	1	23
SBA	14	—	5
Real estate-construction	51	61	361
Real estate-mortgage	—	1	8
Consumer installment	192	193	768

Total recoveries	264	256	1,165

Net charge-offs	4,163	4,573	19,115
Provision for loan losses	5,775	3,975	17,125

Balance at end of period	$29,694	$29,474	$28,082

Annualized ratio of net charge-offs to average loans	1.19%	1.45%	2.00%

Allowance for loan losses as a percentage of loans at end of period	2.07%	2.30%	1.44%

Substantially all of the consumer installment loan net charge-offs in the first three months of 2011 and 2010 were from the indirect automobile loan portfolio. Consumer installment loan net charge-offs decreased $793,000 to $1.4 million for the three months ended March 31, 2011, compared to the same period in 2010 as the overall economy improved and there was an associated reduction in the unemployment rate. The annualized ratio of net charge-offs to average consumer loans outstanding was 0.76% and 1.44% during the first three months of 2011 and 2010, respectively.
Construction loan net charge-offs were $2.5 million in the first three months of 2011 compared to $2.3 million in the same period of 2010. Management will continue to monitor closely and aggressively address credit quality and trends in the residential construction loan portfolio.
Noninterest Income
Noninterest income for the first quarter of 2011 was $11.7 million compared to $6.5 million for the same period in 2010, an increase of $5.2 million for the three month period. The increase was a result of higher income from mortgage banking activities, and higher income from SBA lending activities.
For the first quarter of 2011 compared to the same period in 2010, income from mortgage banking activities increased $2.7 million compared to the same period in 2010 due to a $2.1 million increase in the gain on loans sold, and a $448,000 increase in other fee income. Mortgage loans sold totaled $311 million for the first quarter of 2011 compared to $181 million sold in the first quarter of 2010. Originations totaled $211 million in the first quarter of 2011 compared to $176 million for the same period in 2010. Historically low interest rates and an increase in origination staff contributed to the increase in the volume of loans originated.
For the first quarter of 2011 compared to the same period in 2010, income from SBA lending activities increased $2.1 million due to an increase in the gain on loans sold. SBA loans sold totaled $24.7 million for the first quarter of 2011 compared to zero sold in the first quarter 2010 because of the updated accounting guidance for transfers of financial assets effect January 1, 2010. With the improvement in credit markets, demand for loan sales and therefore the market price and profit on loan sales continued to improve in 2011.

Noninterest Expense
Noninterest expense was $20.5 million for the first quarter of 2011, compared to $17.0 million for the same period in 2010, an increase of $3.5 million or 20.5%. The increase was a result of higher salaries and benefits expense which increased $1.9 million or 21.8% as a result of the expansion of the mortgage division and an increase in lenders in the SBA, Commercial, Private Banking and Indirect Auto Lending divisions. Other operating expense increased $812,000 or 44.2% due to higher other losses primarily related to the establishment of certain mortgage lending reserves, higher credit reporting expense due to loan growth in the mortgage division, higher advertising expenses from an outdoor advertising campaign in 2011, and higher other operating expense related primarily to the increased mortgage originations. Other real estate expense increased $289,000 or 13.3% to $2.5 million due primarily to higher write-downs related to ORE and foreclosure expenses.

	Three Months Ended March 31,
	2011		2010
	$	%	$	%
	(Dollars in thousands)
Writedown of ORE	$1,600	65.1%	$1,367	63.0%
ORE real property taxes	129	5.2	227	10.5
Foreclosure expense	468	19.0	368	17.0
ORE misc. expense	261	10.7	207	9.5

Cost of operation of ORE	$2,458	100.0%	$2,169	100.0%

Provision for Income Taxes
The provision for income taxes for the first quarter of 2011 was $766,000, compared to a benefit of $93,000 for the same period in 2010. The increased income tax expense in 2011 was primarily the result of an increase in income before taxes. The effective income tax rate at March 31, 2011, differs from the statutory rate primarily due to benefits related to state income tax expense and increases in the cash surrender value of life insurance.
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
Four sources of taxable income are considered in determining whether a valuation allowance is required, included as set forth within ASC 740: taxable income in prior years, future reversals of existing taxable temporary differences, tax planning strategies and future taxable income. Management has concluded that it will more likely than not realize the benefit of its net DTA as of March 31, 2011, based to a large extent on its reliance on projections of future taxable income. Management believes that sufficient taxable income will be present in near term future periods to fully realize these net DTAs.
Management also recognizes that the actual results could not only be impacted by the operational decisions it makes and strategies it pursues, but also by factors beyond its control and that can be difficult to predict such as macro and/or regional economic trends. Management continues to see improvement in certain key drivers of the Company’s operational performance such as credit, pricing, and expenses. However, the general economic conditions, while showing continued signs of improvement, remain adverse with elevated unemployment and uncertainty related to the future interest rate environment and real estate values in its primary markets. As a result, the Company’s net DTA of $16.7 million as of March 31, 2011, could require a partial or full valuation allowance in future periods to the extent future taxable income does not occur at levels sufficient to support the amounts projected to be needed to realize the net DTA and Projections of future taxable income are required to be revised. The deferred tax asset balance was $16.6 million at December 31, 2010 and $12.8 million at March 31, 2010.
Financial Condition
Total assets were $1.999 billion at March 31, 2011, compared to $1.945 billion at December 31, 2010, an increase of $53.3 million, or 2.7%. This increase was due to an increase of $78.0 million in cash and cash equivalents, $48.4 million in investments available-for-sale, and a $28.1 million increase in loans, somewhat offset by a $94.9 million decrease in loans held-for-sale.
Cash and cash equivalents increased $78.0 million or 163.4% to $125.8 million at March 31, 2011, compared to December 31, 2010. This balance varies with the Bank’s liquidity needs and is influenced by scheduled loan closings, investment purchases, timing of customer deposits, and loan sales.
Investment securities available-for sale increased $48.4 million or 29.9% to $209.8 million at March 31, 2011, compared to December 31, 2010. In 2010, the Company completed several investment purchases and sales in an effort to extend the maturity of the portfolio, to enact tax strategies and to improve the risk based capital requirement profile of the investment portfolio. In 2011, the Bank continued to implement these strategies. The Bank purchased $53.7 million in new securities including $43.5 million in GNMA securities and $10.2 million in FHLB step-up securities. These purchases were primarily funded with excess liquidity generated by core deposit growth.

Loans increased $28.1 million or 2.0% to $1.431 billion at March 31, 2011, compared to $1.403 billion at December 31, 2010. The increase in loans was primarily the result of an increase in consumer loans of $40.4 million or 5.6% to $756.6 million. Consumer installment loans increased as the Bank grew its indirect automobile loan portfolio by expanding its lending area. Somewhat offsetting these increases was a decrease in real estate construction loans of $14.2 million or 12.4% to $101.0 million. As the slow real estate market continued during the first three months of 2011, demand for construction loans continued to be limited and the portfolio balance continued to decrease including $3.2 million in loans that were transferred to other real estate.
Loans held-for-sale decreased $94.9 million or 45.2% to $115.0 million at March 31, 2011, compared to December 31, 2010. The decrease was due primarily to a decrease in mortgage loans held-for-sale as a result of an increase in mortgage interest rates during the first quarter of 2011. As interest rates increased, origination volume decreased from $411 million in the fourth quarter of 2010 to $211 million in the first quarter of 2011.
The following schedule summarizes our total loans at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
	(In thousands)
Loans:
Commercial	$387,673	$384,220
SBA loans	92,838	94,282

Total commercial loans	480,511	478,502

Construction	100,976	115,224

Indirect loans	736,482	695,754
Installment loans	20,121	20,431

Total consumer loans	756,603	716,185

First mortgage loans	34,957	34,367
Second mortgage loans	58,446	59,094

Total mortgage loan	93,403	93,461

Loans	1,431,493	1,403,372
Allowance for loan losses	(29,694)	(28,082)

Loans, net of allowance	$1,401,799	$1,375,290

Total Loans:
Loans	$1,431,493	$1,403,372
Loans Held-for-Sale:
Residential mortgage	50,573	155,029
Indirect	30,000	30,000
SBA	34,432	24,869

	115,005	209,898

	$1,546,498	$1,613,270

Asset Quality
The following schedule summarizes our asset quality at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
Nonperforming assets:
Nonaccrual loans	$72,515	$76,545
Repossessions	1,438	1,119
Other real estate	18,383	20,525

Total nonperforming assets	92,336	98,189
Other classified assets	34,506	39,221

Total classified assets	$126,842	$137,410

Includes SBA guaranteed loans of approximately	$4,502	$7,818

Loans 90 days past due and still accruing	$—	$—

Allowance for loan losses	$29,694	$28,082

Ratio of loans past due and still accruing to loans	—%	—%

Ratio of nonperforming assets to total loans, ORE, and repossessions	5.90%	6.01%

Allowance to period-end loans	2.07%	2.00%

Allowance to nonaccrual loans and repossessions (coverage ratio)	.40x	.36x

Classified assets to tier one capital and allowance for loan losses	58.51%	66.56%

The $72.5 million in nonaccrual loans at March 31, 2011, included $49.8 million in residential construction related loans, $17.5 million in commercial and SBA loans and $5.2 million in retail and consumer loans. Of the $49.8 million in residential construction related loans on nonaccrual, $13.1 million was related to 83 single family construction loans with completed homes and homes in various stages of completion, $26.8 million was related to 721 single family developed lots, and $9.9 million related to other loans.
The $18.4 million in other real estate at March 31, 2011, was made up of seven commercial properties with a balance of $3.0 million and the remainder were residential construction related balances which consisted of $6.7 million in 61 residential single family homes completed or substantially completed, $8.2 million in 386 single family developed lots, and $490,000 in one parcel of undeveloped land.
The Bank makes standard representations and warranties in the normal course of selling mortgage loans in the secondary market. We have not experienced any material repurchase requests as a result of these obligations related to the representations and warranties. The Bank does not securitize the mortgages it originates.
Deposits

	March 31, 2011		December 31, 2010
	$	%	$	%
	(Dollars in millions)
Core deposits(1)	$1,353.8	80.7%	$1,304.5	80.9%
Time deposits greater than $100,000	271.8	16.2	246.3	15.2
Brokered deposits	52.5	3.1	62.5	3.9

Total deposits	$1,678.1	100.0%	$1,613.3	100.0%

(1)	Core deposits include noninterest-bearing demand, money market and interest-bearing demand, savings deposits, and time deposits less than $100,000.
Total deposits at March 31, 2011, were $1.678 billion compared to $1.613 billion at December 31, 2010, a $65 million or 4.0% increase. Along with the increase in total deposits, the designed change to the deposit mix and interest rate paid on deposits demonstrates the Company’s commitment to improved net interest margin and liquidity. Time deposits greater than $100,000 increased $25.5 million or 10.4% to $271.8 million. Savings deposits increased $20.8 million or 5.2% to $418.8 million. Noninterest-bearing demand deposits increased $15.3 million or 8.2% to $200.9 million. Interest-bearing demand and money market accounts increased $2.8 million or 0.7% to $430.4 million. Time deposits greater than $100,000 increased as management began to prepare for future increases in interest rates by lengthening deposit maturities. Savings accounts increased as customers sought higher yields while still maintaining liquidity. Noninterest-bearing demand accounts increased primarily due to unlimited protection from the FDIC under the Temporary Liquidity Guarantee Program as well as increases in deposits associated with mortgage and SBA escrow accounts. Interest-bearing demand and money market account balances increased as a result of an advertising campaign.

Other Long-Term Debt
Other long-term debt decreased $5.0 million or 6.7% to $70.0 million at March 31, 2011, compared to $75.0 million at December 31, 2010. The decrease is a result of the reclassification from long-term borrowings of a FHLB advance to short term borrowings. The $5.0 million 3.29% FHLB advance matures March 12, 2012.

	March 31,	December 31,
	2011	2010
	(In thousands)
Long-Term Debt
FHLB three year Fixed Rate Advance with interest at 1.76% maturing July 16, 2013	$25,000	$25,000
FHLB four year Fixed Rate Advance with interest at 3.2875% maturing March 12, 2012	—	5,000
FHLB five year European Convertible Advance with interest at 2.395% maturing March 12, 2013, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of two years	5,000	5,000
FHLB five year European Convertible Advance with interest at 2.79% maturing March 12, 2013, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of three years	5,000	5,000
FHLB four year Fixed Rate Credit Advance with interest at 3.24% maturing April 2, 2012	2,500	2,500
FHLB five year European Convertible Advance with interest at 2.40% maturing April 3, 2013, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of two years	2,500	2,500
FHLB four year Fixed Rate Credit Advance with interest at 2.90% maturing March 11, 2013	15,000	15,000
FHLB three year Fixed Rate Credit Advance with interest at 2.56% maturing April 13, 2012	15,000	15,000

Total long-term debt	$70,000	$75,000

Subordinated Debt
The Company has five unconsolidated business trust (“trust preferred”) subsidiaries that are variable interest entities. The Company’s subordinated debt consists of the outstanding obligations of the five trust preferred issues and the amounts to fund the investments in the common stock of those entities.
The following schedule summarizes our subordinated debt at March 31, 2011:

		Subordinated
Type	Issued(1)	Debt	Interest Rate
	(Dollars in thousands)
Trust Preferred	March 8, 2000	$10,825	Fixed	@	10.875%
Trust Preferred	July 19, 2000	10,309	Fixed	@	11.045%
Trust Preferred	June 26, 2003	15,464	Variable	@	3.408	% (2)
Trust Preferred	March 17, 2005	10,310	Variable	@	2.199	%(3)
Trust Preferred	August 20, 2007	20,619	Fixed	@	6.620	%(4)

		$67,527

(1)	Each trust preferred security has a final maturity thirty years from the date of issuance.

(2)	Reprices quarterly at a rate 310 basis points over three month LIBOR and is subject to refinancing or repayment at par with regulatory approval.

(3)	Reprices quarterly at a rate 189 basis points over three month LIBOR.

(4)	Five year fixed rate, and then reprices quarterly at a rate 140 basis points over three month LIBOR.

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
In addition to the ability to increase brokered deposits and retail deposits, as of March 31, 2011, we had the following sources of available unused liquidity:

March 31, 2011
(In thousands)
Unpledged securities	$101,000
FHLB advances	16,000
FRB lines	195,000
Unsecured Federal funds lines	47,000
Additional FRB line based on eligible but unpledged collateral	256,000

Total sources of available unused liquidity	$615,000

The Company’s net liquid asset ratio, defined as federal funds sold, investments maturing within 30 days, unpledged securities, available unsecured federal funds lines of credit, FHLB borrowing capacity and available brokered certificates of deposit divided by total assets was 20.5% at March 31, 2010, 16.1% at December 31, 2010 and 23.3% at March 31, 2011.
Shareholders’ Equity
Shareholders’ equity was $141.6 million at March 31, 2011, and $140.5 million at December 31, 2010. The increase in shareholders’ equity in the first three months of 2011 was primarily the result of net income.
At March 31, 2011 and December 31, 2010, the Company exceeded all minimum capital ratios required by the FRB, as reflected in the following schedule:

	FRB Minimum	March 31,	December 31,
Capital Ratios:	Capital Ratio	2011	2010

Leverage	4.00%	9.55%	9.36%
Risk-Based Capital
Tier I	4.00	11.55	10.87
Total	8.00	13.94	13.28

The following table sets forth the capital requirements for the Bank under FDIC regulations and the Bank’s capital ratios at March 31, 2011 and December 31, 2010, respectively:

	FDIC Regulations	March 31,	December 31,
Capital Ratios:	Well Capitalized	2011	2010

Leverage	5.00%	9.65%	9.49%
Risk-Based Capital
Tier I	6.00	11.67	11.02
Total	10.00	13.54	12.89
FSC operates under a memorandum of understanding (“MOU”) with the FRB and the FDIC. The MOU requires that FSC submit quarterly reports to its regulators providing FSC parent only financial statements and written confirmation of compliance with the MOU. Additionally, the MOU requires that, prior to declaring or paying any cash dividends, purchasing or redeeming any treasury stock, or incurring any additional debt, FSC must obtain the written consent of its regulators.
On October 14, 2008, the U.S. Treasury announced the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (the “Program”). On December 19, 2008, as part of the Program, Fidelity entered into a Letter Agreement (“Letter Agreement”) and a Securities Purchase Agreement — Standard Terms with the Treasury, pursuant to which Fidelity agreed to issue and sell, and the Treasury agreed to purchase (1) 48,200 shares of Fidelity’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and (2) a ten-year warrant to purchase up to 2,266,458 shares of the Company’s common stock at an exercise price of $3.19 per share, for an aggregate purchase price of $48.2 million in cash. Pursuant to the terms of the Letter Agreement, the ability of Fidelity to declare or pay dividends or distributions of its common stock is subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share ($.01) declared on the common stock prior to December 19, 2008, as adjusted for subsequent stock dividends and other similar actions. In addition, as long as the preferred shares are outstanding, dividends payments are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. This restriction will terminate on the third anniversary of the date of issuance, December 19, 2011, of the preferred shares or, if earlier, the date on which the preferred shares have been redeemed in whole or the Treasury has transferred all of the preferred shares to third parties.
During the first three months of 2011 and 2010, we did not pay any cash dividends on our common stock. In April 2011, the Company approved the distribution of a stock dividend on May 12, 2011, of one share for every 200 shares owned on the record date. Dividends for the remainder of 2011 will be reviewed quarterly, with the declared and paid dividend consistent with current earnings, capital requirements and forecasts of future earnings.
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
The interest rate sensitivity structure within our balance sheet at March 31, 2011, indicated a cumulative net interest sensitivity asset gap of 18.41% when projecting out six months. When projecting forward one year, there was a cumulative net interest sensitivity asset gap of 13.57%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. Our policy states that the cumulative gap at six months and one year should generally not exceed 15% and 10%, respectively. The primary reason the Bank exceeded the policy is the temporary excess liquidity and cash equivalents. The policy exception has been reviewed and approved by the Asset Liability Committee after reviewing the current and projected interest rate environment.
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

Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to claims and lawsuits arising in the course of normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of March 31, 2011, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our results of operations or financial condition.
Item 1A. Risk Factors
While the Company attempts to identify, manage, and mitigate risks and uncertainties associated with its business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our cash flows, results of operations, and financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.
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

FIDELITY SOUTHERN CORPORATION (Registrant)
Date: May 9, 2011	BY:	/s/ James B. Miller, Jr.
James B. Miller, Jr.
Chief Executive Officer

Date: May 9, 2011	BY:	/s/ Stephen H. Brolly
Stephen H. Brolly
Chief Financial Officer