Form 10-Q
period 2011-06-30
FIDELITY SOUTHERN CORP
filed 2011-08-09
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a Smaller Reporting Company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 31, 2011

Common Stock, no par value	13,006,682

FIDELITY SOUTHERN CORPORATION
INDEX

Page
Part I. Financial Information

Item l. Financial Statements (Unaudited)

Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	3

Consolidated Statements of Income (unaudited) for the Three Months and the Six Months Ended June 30, 2011 and 2010	4

Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2011 and 2010	5

Notes to Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures about Market Risk	39

Item 4. Controls and Procedures	39

Part II. Other Information	40

Item 1. Legal Proceedings	40

Item 1A. Risk Factors	40

Item 6. Exhibits	40

Signature Page	40

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2011	2010
	(Dollars in thousands)

Assets
Cash and due from banks	$191,759	$45,761
Interest-bearing deposits with banks	2,869	1,481
Federal funds sold	371	517

Cash and cash equivalents	194,999	47,759
Investment securities available-for-sale (amortized cost of $169,618 and $160,740 at June 30, 2011 and December 31, 2010, respectively)	171,683	161,478
Investment securities held-to-maturity (approximate fair value of $11,393 and $14,926 at June 30, 2011 and December 31, 2010, respectively)	10,570	14,110
Investment in FHLB stock	6,456	6,542
Loans held-for-sale (loans at fair value: $47,503 at June 30, 2011; $155,029 at December 31, 2010)	98,333	209,898
Loans	1,458,658	1,403,372
Allowance for loan losses	(29,801)	(28,082)

Loans, net of allowance for loan losses	1,428,857	1,375,290
Premises and equipment, net	21,154	19,510
Other real estate, net	21,026	20,525
Accrued interest receivable	7,704	7,990
Bank owned life insurance	30,878	30,275
Other assets	52,676	51,923

Total Assets	$2,044,336	$1,945,300

Liabilities
Deposits:
Noninterest-bearing demand deposits	$214,980	$185,614
Interest-bearing deposits:
Demand and money market	421,458	427,590
Savings	420,082	398,012
Time deposits, $100,000 and over	302,463	246,317
Other time deposits	349,421	355,715

Total deposits	1,708,404	1,613,248
Other short-term borrowings	35,951	32,977
Subordinated debt	67,527	67,527
Other long-term debt	52,500	75,000
Accrued interest payable	2,686	2,973
Other liabilities	17,430	13,064

Total liabilities	1,884,498	1,804,789

Shareholders’ Equity
Preferred stock, no par value. Authorized 10,000,000; 48,200 shares issued and outstanding	46,020	45,578
Common stock, no par value. Authorized 50,000,000; issued and outstanding 13,014,077 and 10,829,492 at June 30, 2011 and December 31, 2010	72,217	57,542
Unrealized gain on investments, net of tax	1,280	458
Retained earnings	40,321	36,933

Total shareholders’ equity	159,838	140,511

Total liabilities and shareholders’ equity	$2,044,336	$1,945,300

See accompanying notes to consolidated financial statements

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share data)

Interest income
Loans, including fees	$43,044	$42,818	$21,153	$21,754
Investment securities	3,402	4,748	1,889	2,673
Federal funds sold and bank deposits	90	106	49	13

Total interest income	46,536	47,672	23,091	24,440

Interest expense
Deposits	8,980	13,225	4,448	6,349
Short-term borrowings	344	713	169	381
Subordinated debt	2,243	2,240	1,122	1,123
Other long-term debt	752	689	307	346

Total interest expense	12,319	16,867	6,046	8,199

Net interest income	34,217	30,805	17,045	16,241
Provision for loan losses	10,625	5,125	4,850	1,150

Net interest income after provision for loan losses	23,592	25,680	12,195	15,091

Noninterest income
Service charges on deposit accounts	1,972	2,219	1,015	1,171
Other fees and charges	1,253	1,043	672	559
Mortgage banking activities	11,443	7,800	5,484	4,525
Indirect lending activities	2,710	2,197	1,524	1,161
SBA lending activities	5,836	846	3,604	734
Bank owned life insurance	653	656	333	330
Securities gains	1,078	2,291	1,078	2,291
Other	835	703	384	477

Total noninterest income	25,780	17,755	14,094	11,248

Noninterest expense
Salaries and employee benefits	22,463	18,905	11,641	10,021
Furniture and equipment	1,543	1,318	791	674
Net occupancy	2,295	2,215	1,160	1,125
Communication	1,095	919	532	475
Professional and other services	2,645	2,112	1,453	1,074
Cost of operation of other real estate	4,251	4,527	1,793	2,358
FDIC insurance premiums	1,708	1,767	806	881
Other	5,358	4,054	2,707	2,215

Total noninterest expense	41,358	35,817	20,883	18,823

Income before income tax expense	8,014	7,618	5,406	7,516
Income tax expense	2,558	2,554	1,792	2,647

Net income	5,456	5,064	3,614	4,869
Preferred stock dividends	(1,646)	(1,646)	(823)	(823)

Net income available to common equity	$3,810	$3,418	$2,791	$4,046

Earnings per share:
Basic earnings per share	$.34	$.32	$.24	$.38

Diluted earnings per share	$.30	$.29	$.21	$.33

Weighted average common shares outstanding-basic	11,267,916	10,619,041	11,700,955	10,776,579

Weighted average common shares outstanding-fully diluted	12,798,015	11,895,606	13,190,787	12,258,681

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2011	2010
	(In thousands)

Operating Activities
Net income	$5,456	$5,064
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	10,625	5,125
Depreciation and amortization of premises and equipment	1,003	876
Other amortization	1,338	933
Reserve for impairment of other real estate	2,688	2,881
Share-based compensation	119	128
Proceeds from sales of loans	716,932	442,345
Proceeds from sales of other real estate	8,225	7,080
Loans originated for resale	(588,959)	(489,222)
Gain on loan sales	(16,408)	(5,564)
Gain on sales of investment securities	(1,078)	(2,291)
Gain on sales of other real estate	(329)	(386)
Increase in cash value of bank owned life insurance	(603)	(605)
Net (increase) decrease in deferred income taxes	(1,060)	1,012
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	286	(160)
Other assets	(1,006)	6,033
Accrued interest payable	(287)	(796)
Other liabilities	4,366	5,491

Net cash provided by (used in) operating activities	141,308	(22,056)

Investing Activities
Purchases of investment securities available-for-sale	(83,769)	(196,547)
Purchases of investment in FHLB stock	—	(90)
Proceeds from sale of investment securities available-for-sale	32,781	100,633
Maturities and calls of investment securities held-to-maturity	3,545	2,434
Maturities and calls of investment securities available-for-sale	42,654	72,638
Redemption of investment in FHLB stock	86	—
Net increase in loans	(75,278)	(37,230)
Capital improvements to other real estate	—	(15)
Purchases of premises and equipment	(2,647)	(1,579)

Net cash used in investing activities	(82,628)	(59,756)

Financing Activities
Net increase in transactional accounts	45,304	94,569
Net increase (decrease) in time deposits	49,852	(81,673)
Net (decrease) increase in borrowings	(19,526)	8,032
Dividends paid	(4)	(3)
Proceeds from the issuance of common stock	14,139	2,149
Preferred stock dividends paid	(1,205)	(1,205)

Net cash provided by financing activities	88,560	21,869

Net increase (decrease) in cash and cash equivalents	147,240	(59,943)

Cash and cash equivalents, beginning of period	47,759	171,120

Cash and cash equivalents, end of period	$194,999	$111,177

Supplemental disclosures of cash flow information:
Cash paid (refunded) during the period for:
Interest	$12,606	$17,663

Income taxes	$6,455	$(951)

Non-cash transfers to other real estate	$11,085	$10,005

Accretion on U.S. Treasury preferred stock	$440	$441

Loans transferred from held-for-sale	$1,586	$3,884

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2011
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
In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. All such adjustments are normal recurring accruals. Certain previously reported amounts have been reclassified to conform to current presentation. These reclassifications had no impact on previously reported net income, or shareholders’ equity or cash flows. The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There were no new accounting policies or changes to existing policies adopted in the first six months of 2011, which had a significant effect on the results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.
Operating results for the six month period ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and Annual Report to Shareholders for the year ended December 31, 2010.
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
The FRB, FDIC, and GDBF have established capital adequacy requirements as a function of their oversight of bank holding companies and state chartered banks. Each bank holding company and each bank must maintain certain minimum capital ratios. At June 30, 2011 and December 31, 2010, the Company exceeded all capital ratios required by the FRB, FDIC, and GDBF to be considered well capitalized.
In May 2011, the Company increased capital $14.4 million in a private placement of common stock. The 2,167,166 shares were sold for $6.65 per share, with no investor purchasing shares resulting in beneficial ownership of more than 9.9% of the Company’s common stock.

Earnings per share were calculated as follows:

	For the Quarter Ended June 30,
	2011	2010
	(Dollars in thousands, except per share data)
Net income	$3,614	$4,869
Less dividends on preferred stock and accretion of discount	(823)	(823)

Net income available to common equity	$2,791	$4,046

Average common shares outstanding	11,643	10,511
Effect of stock dividends	58	106

Average common shares outstanding — basic	11,701	10,617

Dilutive stock options and warrants	1,490	1,460

Average common shares outstanding — dilutive	13,191	12,077

Earnings per share — basic	$.24	$.38
Earnings per share — dilutive	$.21	$.33

	For the Six Months Ended June 30,
	2011	2010
	(Dollars in thousands, except per share data)
Net income	$5,456	$5,064
Less dividends on preferred stock and accretion of discount	(1,646)	(1,646)

Net income available to common equity	$3,810	$3,418

Average common shares outstanding	11,212	10,357
Effect of stock dividends	56	104

Average common shares outstanding — basic	11,268	10,461

Dilutive stock options and warrants	1,530	1,258

Average common shares outstanding — dilutive	12,798	11,719

Earnings per share — basic	$.34	$.32
Earnings per share — dilutive	$.30	$.29
Average number of shares for 2010 and 2011 includes participating securities related to unvested restricted stock awards. There were 150,907 in common stock options with an average exercise price of $18.37 at June 30, 2011, and 158,407 in options with an average price of $18.38 at June 30, 2010, which would have been included in the calculation of dilutive earnings per share except that to do so would have an anti-dilutive impact on earnings per share.
3. Contingencies
Due to the nature of their activities, the Company and its subsidiaries are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of June 30, 2011. While it is difficult to predict or determine the outcome of these proceedings, it is the opinion of management, after consultation with its legal counsel, that the ultimate liabilities, if any, will not have a material adverse impact on the Company’s consolidated results of operations, financial position, or cash flows.
4. Comprehensive Income
Comprehensive income includes net income and other comprehensive income (loss), related to unrealized gains and losses on investment securities classified as available-for-sale. All other comprehensive income (loss) items are tax effected at a rate of 38% for each period.
During the second quarter and first six months of 2011, other comprehensive income net of tax was $1.1 million and $822,000, respectively. Other comprehensive income, net of tax, was $943,000 and $1.3 million for the comparable periods in 2010. Comprehensive income for the second quarter and first six months of 2011 was $4.7 million and $6.3 million, respectively, compared to $5.8 million and $6.4 million for the same periods in 2010.

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
The Fidelity Southern Corporation Equity Incentive Plan (the “2006 Incentive Plan”), as amended, permits the grant of stock options, stock appreciation rights, restricted stock and other incentive awards (“Incentive Awards”). Pursuant to an amendment to the Plan adopted by the shareholders on April 26, 2011, the maximum number of shares of the Company’s common stock that may be issued under the 2006 Incentive Plan is 2,250,000 shares, all of which may be stock options. Generally, no award shall be exercisable or become vested or payable more than 10 years after the date of grant. Options granted under the 2006 Incentive Plan have four year terms and become fully exercisable at the end of three years of continued employment. Incentive awards available under the 2006 Incentive Plan totaled 212,227 shares at June 30, 2011.
In the first quarter of 2010, FSC granted 154,078 restricted shares of common stock under the 2006 Equity Incentive Plan to certain employees. The stock was granted at $4.50 per share, vests 40% after two years and then 20% per year through five years and will be fully vested after January 22, 2015. The restricted stock is subject to section 111 of the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009 and regulations issued by the Department of the Treasury. At June 30, 2011, there was $485,000 in remaining unrecognized compensation cost related to the restricted stock.
A summary of option activity as of June 30, 2011, and changes during the six month period then ended is presented below:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	share	Exercise	Contractual	Intrinsic
	options	Price	Terms	Value
Outstanding at January 1, 2011	492,239	$8.59
Granted	—	—
Exercised	334	4.60
Forfeited	121,000	18.70

Outstanding at June 30, 2011	370,905	$5.30	2.0 years	$590,000

Exercisable at June 30, 2011	254,572	$5.62	2.0 years	$324,000

Share-based compensation expense was not significant for the three month and six month periods ended June 30, 2011.
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
In accordance with SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” which is now codified in ASC 825-10-25, the Company has elected to record mortgage loans held-for-sale at fair value. The following is a description of mortgage loans held-for-sale as of June 30, 2011, including the specific reasons for electing fair value and the strategies for managing these assets on a fair value basis.
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
The fair value of mortgage loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics predominantly consisting of those conforming to government sponsored entity or agency standards. The fair value measurements consider observable data that may include market trade pricing from brokers and the mortgage-backed security markets. As such, the Company classifies these loans as Level 2.
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
The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumptions used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument. Because mortgage loans held-for-sale are sold within a few weeks of origination, it is unlikely to demonstrate any of the credit weaknesses discussed above and as a result, there were no credit related adjustments to fair value at June 30, 2011.

The following tables present financial assets measured at fair value at June 30, 2011 and December 31, 2010, on a recurring basis and the change in fair value for those specific financial instruments in which fair value has been elected at June 30, 2011 and 2010. The changes in the fair value of economic hedges were also recorded in mortgage banking activities and are designed to partially offset the change in fair value of the mortgage loans held-for-sale and interest rate lock commitments referenced in the tables below.

		Fair Value Measurements at
		June 30, 2011
		Quoted Prices	Significant
	Assets	in Active	Other	Significant
	Measured at	Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Debt securities issued by U.S. Government corporations and agencies	$36,276	$—	$36,276	$—
Debt securities issued by states and political subdivisions	11,629	—	11,629	—
Residential mortgage-backed securities — Agency	123,778	—	123,778	—
Mortgage loans held-for-sale	47,503	—	47,503	—
Other Assets(1)	1,809	—	—	1,809
Other Liabilities(1)	8	—	—	8

(1)	This amount includes mortgage related interest rate lock commitments and derivative financial instruments to hedge interest rate risk. Interest rate lock commitments were recorded on a gross basis.

		Fair Value Measurements at
		December 31, 2010
	Assets	Quoted Prices	Significant
	Measured at	in Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Debt securities issued by U.S. Government corporations and agencies	$26,336	$—	$26,336	$—
Debt securities issued by states and political subdivisions	11,330	—	11,330	—
Residential mortgage-backed securities — Agency	123,812	—	123,812	—
Mortgage loans held-for-sale	155,029	—	155,029	—
Other Assets(1)	6,627	—	—	6,627
Other Liabilities(1)	446	—	—	446

(1)	This amount includes mortgage related interest rate lock commitments and derivative financial instruments to hedge interest rate risk. Interest rate lock commitments were recorded on a gross basis.

	For Items Measured at Fair Value Pursuant to
	Election of the Fair Value Option: Fair Value Gain
	related to Mortgage Banking Activities for the
	Three Months Ended
	June 30, 2011	June 30, 2010
	(In thousands)

Mortgage loans held-for-sale	$186	$3,270

	For Items Measured at Fair Value Pursuant to
	Election of the Fair Value Option: Fair Value Gain
	related to Mortgage Banking Activities for the Six
	Months Ended
	June 30, 2011	June 30, 2010
	(In thousands)

Mortgage loans held-for-sale	$2,603	$3,627

The tables below present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) during the three and six months ended June 30, 2011 and 2010.

	Other	Other
	Assets(1)	Liabilities(1)
	(In thousands)

Beginning Balance April 1, 2011	$1,756	$(224)

Total gains (losses) included in earnings:(2)
Issuances	1,809	(8)
Settlements and closed loans	(1,050)	1
Expirations	(706)	223
Total gains (losses) included in other comprehensive income	—	—

Ending Balance June 30, 2011 (3)	$1,809	$(8)

(1)	Includes mortgage related interest rate lock commitments and derivative financial instruments entered into to hedge interest rate risk.

(2)	Amounts included in earnings are recorded in mortgage banking activities.

(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.

	Other	Other
	Assets(1)	Liabilities(1)
	(In thousands)

Beginning Balance January 1, 2011	$6,627	$(446)

Total gains (losses) included in earnings:(2)
Issuances	3,565	(232)
Settlements and closed loans	(1,510)	178
Expirations	(6,873)	492
Total gains (losses) included in other comprehensive income	—	—

Ending Balance June 30, 2011 (3)	$1,809	$(8)

(1)	Includes mortgage related interest rate lock commitments and derivative financial instruments entered into to hedge interest rate risk.

(2)	Amounts included in earnings are recorded in mortgage banking activities.

(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.

	Other	Other
	Assets(1)	Liabilities(1)
	(In thousands)

Beginning Balance April 1, 2010	$1,288	$(37)

Total gains (losses) included in earnings:(2)
Issuances	2,447	(2,714)
Settlements and closed loans	(482)	2
Expirations	(806)	35
Total gains (losses) included in other comprehensive income	—	—

Ending Balance June 30, 2010 (3)	$2,447	$(2,714)

(1)	Includes mortgage related interest rate lock commitments and derivative financial instruments entered into to hedge interest rate risk.

(2)	Amounts included in earnings are recorded in mortgage banking activities.

(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.

	Other	Other
	Assets(1)	Liabilities(1)
	(In thousands)

Beginning Balance January 1, 2010	$1,778	$(55)

Total gains (losses) included in earnings:(2)
Issuances	3,735	(2,751)
Settlements and closed loans	(660)	46
Expirations	(2,406)	46
Total gains (losses) included in other comprehensive income	—	—

Ending Balance June 30, 2010 (3)	$2,447	$(2,714)

(1)	Includes mortgage related interest rate lock commitments and derivative financial instruments entered into to hedge interest rate risk.

(2)	Amounts included in earnings are recorded in mortgage banking activities.

(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.
The following tables present the assets that are measured at fair value on a non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial position at June 30, 2011 and December 31, 2010.

	Fair Value Measurements at June 30, 2011
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
		Identical Assets	Observable	Inputs	Valuation
	Total	Level 1	Inputs Level 2	Level 3	Allowance
	(In thousands)

Impaired loans	$68,253	$—	$—	$68,253	$(9,227)
ORE	21,026	—	—	21,026	(6,836)
Mortgage servicing rights	8,831	—	—	8,831	(60)
SBA servicing rights	5,868	—	—	5,868	(349)

	Fair Value Measurements at March 31, 2011
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
		Identical Assets	Observable	Inputs	Valuation
	Total	Level 1	Inputs Level 2	Level 3	Allowance
	(In thousands)

Impaired loans	$70,455	$—	$—	$70,455	$(7,011)
ORE	18,383	—	—	18,383	(7,228)
Mortgage servicing rights	7,109	—	—	7,109	(61)
SBA servicing rights	3,613	—	—	3,613	(226)

	Fair Value Measurements at December 31, 2010
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
		Identical Assets	Observable	Inputs	Valuation
	Total	Level 1	Inputs Level 2	Level 3	Allowance
	(In thousands)

Impaired loans	$79,954	$—	$—	$79,954	$(6,218)
ORE	20,525	—	—	20,525	(6,403)
Mortgage servicing rights	5,495	—	—	5,495	(85)
SBA servicing rights	2,624	—	—	2,624	(203)
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
The following tables present the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held-for-sale for which the fair value option has been elected as of June 30, 2011 and December 31, 2010. The tables also include the difference between aggregate fair value and the aggregate unpaid principal balance of loans that are 90 days or more past due, as well as loans in nonaccrual status.

Aggregate Unpaid
	Aggregate Fair Value	Principal Balance Under	Fair Value Over
	June 30, 2011	FVO June 30, 2011	Unpaid Principal
(In thousands)

Loans held-for-sale	$47,503	$46,842	$661
Past due loans of 90+ days	—	—	—
Nonaccrual loans	—	—	—

		Aggregate Unpaid	Fair Value
	Aggregate Fair Value	Principal Balance Under	Under Unpaid
	December 31, 2010	FVO December 31, 2010	Principal
(In thousands)

Loans held-for-sale	$155,029	$156,971	$(1,942)
Past due loans of 90+ days	—	—	—
Nonaccrual loans	—	—	—
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

	June 30, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Instruments (Assets):
Cash and due from banks	$194,628	$194,628	$47,242	$47,242
Federal funds sold	371	371	517	517
Investment securities available-for-sale	171,683	171,683	161,478	161,478
Investment securities held-to-maturity	10,570	11,393	14,110	14,926
Investment in FHLB stock	6,456	6,456	6,542	6,542
Total loans	1,527,190	1,408,725	1,585,188	1,469,404

Total financial instruments (assets)	1,910,898	$1,793,256		$1,700,109

Non-financial instruments (assets)	133,438		130,223

Total assets	$2,044,336		$1,945,300

Financial Instruments (Liabilities):
Noninterest-bearing demand deposits	$214,980	$214,980	$185,614	$185,614
Interest-bearing deposits	1,493,424	1,500,523	1,427,634	1,433,558

Total deposits	1,708,404	1,715,503	1,613,248	1,619,172
Short-term borrowings	35,951	36,377	32,977	32,977
Subordinated debt	67,527	65,045	67,527	63,279
Other long-term debt	52,500	52,204	75,000	75,457

Total financial instruments (liabilities)	1,864,382	$1,869,129	1,788,752	$1,790,885

Non-financial instruments (liabilities and shareholders’ equity)	179,954		156,548

Total liabilities and shareholders’ equity	$2,044,336		$1,945,300

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
For off-balance sheet instruments, fair values are based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing for loan commitments and letters of credit. Fees related to these instruments were immaterial at June 30, 2011 and December 31, 2010, and the carrying amounts represent a reasonable approximation of their fair values. Loan commitments, letters and lines of credit, and similar obligations typically have variable interest rates and clauses that deny funding if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the foregoing schedule.
This presentation excludes certain nonfinancial instruments. The disclosures also do not include certain intangible assets, such as customer relationships, and deposit base intangibles. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

7. Derivative Financial Instruments
The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. The risk management program includes the use of forward contracts and other derivatives that are recorded in the financial statements at fair value and are used to offset changes in value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts to economically hedge risks associated with overall price risk related to IRLCs and mortgage loans held-for-sale carried at fair value under ASC 825-10-25. Fair value changes occur as a result of interest rate movements as well as changes in the value of the associated servicing. Derivative instruments used include forward sale commitments and IRLCs. All derivatives are carried at fair value in the Consolidated Balance Sheets in other assets or other liabilities. A gross gain of $439,000 and a gross loss of $4.8 million for the first six months of 2011 associated with the forward sales commitments and IRLCs, respectively, are recorded in the Consolidated Statements of Income in mortgage banking activities.
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
The Company’s derivative positions as of June 30, 2011, were as follows:

Contract or Notional
Amount
(In thousands)

Forward rate commitments	$134,673
Interest rate lock commitments	92,883

Total derivatives contracts	$227,556

8. Investments
Investment securities at June 30, 2011 and December 31, 2010, are summarized as follows:

	June 30, 2011		December 31, 2010
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Available-for-Sale:
Obligations of U.S. Government corporations and agencies:
Due in less than one year	$15,000	$15,131	$10,000	$10,039
Due after one year through five years	21,035	21,145	16,135	16,297

Municipal securities:
Due after one year through five years	6,145	6,231	5,592	5,482
Due five years through ten years	5,559	5,398	6,113	5,848

Residential mortgage-backed securities-agency:
Due after one year through five years	106,283	108,022	118,958	119,962
Due five years through ten years	15,596	15,756	3,942	3,850

	$169,618	$171,683	$160,740	$161,478

Held-to-Maturity:
Residential mortgage-backed securities-agency:
Due in less than one year	$38	$38	$1,770	$1,785
Due after one year through five years	10,532	11,355	12,340	13,141

	$10,570	$11,393	$14,110	$14,926

The Bank sold five securities available-for-sale totaling $32.8 million during the six month period ended June 30, 2011. Proceeds received totaled $33.9 million for a gross gain of $1.1 million. The Bank sold 17 securities held-for-sale totaling $102.8 million during the six month period ended June 30, 2010. Proceeds received totaled $105.1 million for a gross gain of $2.3 million. The Bank had three securities for a total of $33.3 million called during the six month period ended June 30, 2011. Seven securities for a total of $60.0 million were called during the six months ended June 30, 2010. There were no investments held in trading accounts during 2011 and 2010.

	June 30, 2011
		Gross	Gross	Other than
	Amortized	Unrealized	Unrealized	Temporary
	Cost	Gains	Losses	Impairment	Fair Value
	(In thousands)

Available-for-Sale:
Obligations of U.S. Government corporations and agencies	$36,035	$273	$(32)	$—	$36,276
Municipal securities	11,704	170	(245)	—	11,269
Residential mortgage-backed securities — agency	121,879	2,129	(230)	—	123,778

	$169,618	$2,512	$(507)	$—	$171,683

Held-to-Maturity:
Residential mortgage-backed securities — agency	$10,570	$823	$—	$—	$11,393

	$10,570	$823	$—	$—	$11,393

	December 31, 2010
		Gross	Gross	Other than
	Amortized	Unrealized	Unrealized	Temporary
	Cost	Gains	Losses	Impairment	Fair Value
	(In thousands)

Available-for-Sale:
Obligations of U.S. Government corporations and agencies	$26,135	$201	$—	$—	$26,336
Municipal securities	11,705	20	(395)	—	11,330
Residential mortgage-backed securities — agency	122,900	1,557	(645)	—	123,812

	$160,740	$1,778	$(1,040)	$—	$161,478

Held-to-Maturity:
Residential mortgage-backed securities — agency	$14,110	$816	$—	$—	$14,926

The following table reflects the gross unrealized losses and fair values of investment securities with unrealized losses at June 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss and temporarily impaired position:

	June 30, 2011
	12 Months or Less		More Than 12 Months
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
	(In thousands)

Available-for-Sale:
U.S. Government corporations and agencies	$6,969	$31	$—	$—
Municipal securities	1,910	44	843	201
Residential mortgage-backed securities — agency	24,996	231	—	—

	$33,875	$306	$843	$201

Held-to-Maturity:
Residential mortgage-backed securities — agency	$—	$—	$—	$—

	December 31, 2010
	12 Months or Less		More Than 12 Months
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
	(In thousands)

Available-for-Sale:
U.S. Government corporations and agencies	$—	$—	$—	$—
Municipal securities	9,491	280	929	115
Residential mortgage-backed securities — agency	52,983	645	—	—

	$62,474	$925	$929	$115

Held-to-Maturity:
Residential mortgage-backed securities — agency	$—	$—	$—	$—

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

There was one municipal investment security in a continuous unrealized loss position for 37 months at June 30, 2011 and for 31 months at December 31, 2010. Although under pressure from the recent recession, the unrealized loss position resulted not from credit quality issues, but from market interest rate increases over the interest rates prevalent at the time the security was purchased, and is considered temporary. In determining other-than-temporary impairment losses on municipal securities, management primarily considers the credit rating of the municipality itself as the primary source of repayment and secondarily the financial viability of the insurer of the obligation.
9. Loans
Loans outstanding, by class, are summarized as follows:

	June 30,	December 31,
	2011	2010
	(In thousands)

Commercial loans	$386,365	$384,220
SBA loans	83,172	94,282

Total commercial loans	469,537	478,502

Construction	102,377	115,224

Indirect loans	773,859	695,754
Installment loans	19,291	20,431

Total consumer loans	793,150	716,185

First mortgage loans	36,036	34,367
Second mortgage loans	57,558	59,094

Total mortgage loans	93,594	93,461

Total loans	$1,458,658	$1,403,372

Loans held-for-sale at June 30, 2011 and December 31, 2010 are shown in the table below:

	June 30,	December 31,
	2011	2010
	(In thousands)

SBA loans	$20,830	$24,869
Real estate — mortgage — residential	47,503	155,029
Consumer installment loans	30,000	30,000

Total	$98,333	$209,898

Nonaccrual loans, segregated by class of loans, were as follows:

	June 30,	December 31,
	2011	2010
	(In thousands)

Commercial loans	$3,716	$2,269
SBA loans	14,648	14,024

Total commercial loans	18,364	16,293

Construction	45,889	54,117

Indirect loans	1,177	1,551
Installment loans	174	112

Total consumer loans	1,351	1,663

First mortgage loans	3,310	3,833
Second mortgage loans	740	639

Total mortgage loans	4,050	4,472

Loans	$69,654	$76,545

*	Approximately $61 million and $58 million in loan balances were past due 90 days or more at June 30, 2011 and December 31, 2010, respectively.

Loans delinquent 30-89 days and troubled debt restructured loans accruing interest, segregated by class of loans at June 30, 2011 and December 31, 2010, were as follows:

	June 30, 2011		December 31, 2010
		Troubled		Troubled
		Debt		Debt
	Accruing	Restructured	Accruing	Restructured
	Delinquent	Loans	Delinquent	Loans
	30-89 Days	Accruing	30-89 Days	Accruing
	(In thousands)

Commercial loans	$456	$10,913	$2,075	$3,152
SBA loans	1,202	—	698	—
Construction loans	82	—	1,064	6,243
Indirect loans	2,554	—	4,936	—
Installment loans	314	—	265	—
First mortgage loans	560	—	723	—
Second mortgage loans	536	—	822	—

Total	$5,704	$10,913	$10,583	$9,395

There were no loans greater than 90 days delinquent and still accruing at June 30, 2011 and December 31, 2010.
Loans and allowance for loan loss individually and collectively evaluated by portfolio segment follow below:

	Three Months Ended June 30, 2011
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
	(In thousands)

Beginning balance	$7,569	$11,314	$7,241	$2,592	$978	$29,694
Charge-offs	(318)	(3,661)	(840)	(194)	—	(5,013)
Recoveries	4	53	211	2	—	270

Net Charge-offs	(314)	(3,608)	(629)	(192)	—	(4,743)
Provision for loan losses	500	2,609	988	242	511	4,850

Ending Balance	$7,755	$10,315	$7,600	$2,642	$1,489	$29,801

	Three Months Ended June 30, 2010
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
	(In thousands)

Beginning balance	$5,867	$10,474	$10,840	$1,086	$1,207	$29,474
Charge-offs	(127)	(1,993)	(1,551)	(74)	—	(3,745)
Recoveries	1	47	177	—	—	225

Net Charge-offs	(126)	(1,946)	(1,374)	(74)	—	(3,520)
Provision for loan losses	288	1,071	(448)	153	86	1,150

Ending Balance	$6,029	$9,599	$9,018	$1,165	$1,293	$27,104

	Six Months Ended June 30, 2011
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
	(In thousands)

Beginning balance	$7,532	$9,286	$7,598	$2,570	$1,096	$28,082
Charge-offs	(589)	(6,162)	(2,390)	(299)	—	(9,440)
Recoveries	25	104	403	2	—	534

Net Charge-offs	(564)	(6,058)	(1,987)	(297)	—	(8,906)
Provision for loan losses	787	7,087	1,989	369	393	10,625

Ending Balance	$7,755	$10,315	$7,600	$2,642	$1,489	$29,801

	Six Months Ended June 30, 2010
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
	(In thousands)

Beginning balance	$5,468	$11,436	$10,772	$1,093	$1,303	$30,072
Charge-offs	(220)	(4,331)	(3,895)	(129)	—	(8,575)
Recoveries	2	108	370	2	—	482

Net Charge-offs	(218)	(4,223)	(3,525)	(127)	—	(8,093)
Provision for loan losses	779	2,386	1,771	199	(10)	5,125

Ending Balance	$6,029	$9,599	$9,018	$1,165	$1,293	$27,104

	June 30, 2011
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
	(In thousands)

Individually evaluated for impairment	$1,175	$6,515	$1,173	$1,123	$—	$9,986
Collectively evaluated for impairment	6,580	3,800	6,427	1,519	1,489	19,815

Total allowance for loan losses	$7,755	$10,315	$7,600	$2,642	$1,489	$29,801

Individually evaluated for impairment	$36,221	$52,704	$1,915	$3,626		$94,466
Collectively evaluated for impairment	433,316	49,673	791,235	89,968		1,364,192

Total loans	$469,537	$102,377	$793,150	$93,594		$1,458,658

	December 31, 2010
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
	(In thousands)

Individually evaluated for impairment	$1,808	$5,603	$253	$1,221	$—	$8,885
Collectively evaluated for impairment	5,724	3,683	7,345	1,349	1,096	19,197

Total allowance for loan losses	$7,532	$9,286	$7,598	$2,570	$1,096	$28,082

Individually evaluated for impairment	$34,280	$69,619	$484	$4,690		$109,073
Collectively evaluated for impairment	444,222	45,605	715,701	88,771		1,294,299

Total loans	$478,502	$115,224	$716,185	$93,461		$1,403,372

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
Impaired loans, by class, are shown below.

	June 30, 2011			December 31, 2010
	Unpaid	Amortized	Related	Unpaid	Amortized	Related
	Principal	Cost(1)	Allowance	Principal	Cost(1)	Allowance
	(In thousands)

Impaired Loans with Allowance
Commercial loans	$7,778	$7,774	$888	$3,138	$3,108	$1,307
SBA loans	6,255	4,758	287	4,532	4,441	501
Construction loans	57,360	42,605	6,515	68,670	50,077	5,603
Indirect loans	436	436	152	484	484	253
Installment loans	1,466	1,436	1,021	—	—	—
First mortgage loans	2,685	2,685	602	3,047	3,033	716
Second mortgage loans	615	592	521	586	576	505

Loans	$76,595	$60,286	$9,986	$80,457	$61,719	$8,885

	June 30, 2011			December 31, 2010
	Unpaid	Amortized	Related	Unpaid	Amortized	Related
	Principal	Cost(1)	Allowance	Principal	Cost(1)	Allowance
	(In thousands)

Impaired Loans with No Allowance
Commercial loans	$8,384	$8,365	$—	$11,053	$11,041	$—
SBA loans	17,653	15,324	—	16,102	15,690	—
Construction loans	13,799	10,099	—	21,790	19,542	—
Indirect loans	—	—	—	—	—	—
Installment loans	44	43	—	—	—	—
First mortgage loans	254	254	—	1,013	984	—
Second mortgage loans	95	95	—	97	97	—

Loans	$40,229	$34,180	$—	$50,055	$47,354	$—

(1)	Amortized cost reflects charge-offs that have been recognized plus other amounts that have been applied to reduce net book balance.
Average impaired loans and interest income recognized, by class, are summarized below.

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
			Cash basis			Cash basis
		Interest Income	Interest Income		Interest Income	Interest Income
	Average	Recognized on	Recognized on	Average	Recognized on	Recognized on
	Impaired Loans	Impaired Loans	Impaired Loans	Impaired Loans	Impaired Loans	Impaired Loans
	(In thousands)

Commercial loans	$19,335	$13	$—	$2,463	$47	$—
SBA loans	19,433	321	—	13,443	216	—
Construction loans	54,396	114	—	64,727	70	—
Indirect loans	487	25	—	773	21	—
Installment loans	1,237	13	—	579	15	—
First mortgage loans	2,977	20	—	2,029	2	—
Second mortgage loans	648	—	—	206	—	—

	$98,513	$506	$—	$84,220	$371	$—

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
			Cash basis			Cash basis
		Interest Income	Interest Income		Interest Income	Interest Income
	Average	Recognized on	Recognized on	Average	Recognized on	Recognized on
	Impaired Loans	Impaired Loans	Impaired Loans	Impaired Loans	Impaired Loans	Impaired Loans
	(In thousands)

Commercial loans	$16,688	$27	$—	$1,554	$87	$—
SBA loans	19,385	510	—	11,358	275	—
Construction loans	60,129	220	—	69,473	138	—
Indirect loans	532	41	—	885	36	—
Installment loans	618	25	—	290	28	—
First mortgage loans	3,292	33	—	2,222	4	—
Second mortgage loans	642	—	—	374	—	—

	$101,286	$856	$—	$86,156	$568	$—

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
The table below shows the weighted average asset rating by class as of June 30, 2011 and December 31, 2010.

	Weighted Average Asset
	Rating
	June 30,	December 31,
	2011	2010
Commercial loans	3.83	3.87
SBA loans	4.39	4.36
Construction loans	5.13	5.06
Indirect loans	3.02	3.03
Installment loans	3.59	3.56
First mortgage loans	3.11	3.05
Second mortgage loans	3.17	3.18
The Bank uses FICO scoring to help evaluate the likelihood borrowers will pay their credit obligations as agreed. The weighted-average FICO score for the indirect loan portfolio, included in consumer installment loans, was 735 and 726 at June 30, 2011 and December 31, 2010, respectively.
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
The majority of the indirect automobile loan pools and certain SBA and residential mortgage loans are sold with servicing retained. When the contractually specific servicing fees on loans sold servicing retained are expected to be more than adequate compensation to a servicer for performing the servicing, a capitalized servicing asset is recognized based on fair value. When the expected costs to a servicer for performing loan servicing are not expected to adequately compensate a servicer, a capitalized servicing liability is recognized based on fair value. The Company has no servicing liabilities. Servicing assets and servicing liabilities are amortized over the expected lives of the serviced loans utilizing the interest method. Management makes certain estimates and assumptions related to costs to service varying types of loans and pools of loans, prepayment speeds, the projected lives of loans and pools of loans sold servicing retained, and discount factors used in calculating the present values of servicing fees projected to be received.

At June 30, 2011 and December 31, 2010, the total fair value of servicing for mortgage loans was $9.5 million and $6.3 million, respectively. The fair value of servicing for SBA loans at June 30, 2011 and December 31, 2010, was $5.9 million and $3.8 million, respectively. To estimate the fair values of these servicing assets, consideration was given to dealer indications of market value, where applicable, as well as the results of discounted cash flow models using key assumptions and inputs for prepayment rates, credit losses, and discount rates. Carrying value of these servicing assets is shown below.

	June 30,	December 31,
	2011	2010
	(In thousands)

Mortgage servicing	$8,832	$5,495
SBA servicing	4,767	2,624
Indirect servicing	427	405

	$14,026	$8,524

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
Residential Mortgage Loans
The Company typically sells first lien residential mortgage loans to third party investors including Fannie Mae. Certain of these loans are exchanged for cash and servicing rights, which generate servicing assets for the Company. The servicing assets are recorded initially at fair value. As seller, the Company has made certain standard representations and warranties with respect to the originally transferred loans. The Company estimates its reserves under such arrangements predominantly based on prior experience. To date, the Company’s estimate of reserve, actual buy-backs as well as asserted claims under these provisions have been de minimus.
During the six months ended June 30, 2011 and 2010, the Company sold residential mortgage loans with unpaid principal balances of $312 million and $32 million, respectively on which the Company retained the related mortgage servicing rights (MSRs) and receives servicing fees. At June 30, 2011 and December 31, 2010, the approximate weighted average servicing fee was .25% of the outstanding balance of the residential mortgage loans. The weighted average coupon interest rate on the portfolio of mortgage loans serviced for others was 4.53% and 4.43% at June 30, 2011 and December 31, 2010, respectively.
The following is an analysis of the activity in the Company’s residential MSR and impairment for the quarters ended June 30, 2011 and 2010:

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Residential Mortgage Servicing Rights
Beginning carrying value	$7,109	$958	$5,495	$875
Additions	2,002	210	3,810	337
Amortization	(280)	(47)	(498)	(89)
Impairment, net	1	(39)	25	(41)

Ending carrying value	$8,832	$1,082	$8,832	$1,082

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Residential Mortgage Servicing Impairment
Beginning balance	$61	$85	$85	$83
Additions	16	49	16	65
Recoveries	(17)	(10)	(41)	(24)

Ending balance	$60	$124	$60	$124

The Company uses assumptions and estimates in determining the impairment of capitalized MSRs. These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by market participants to value and bid MSRs available for sale in the market. At June 30, 2011, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the accompanying table.

June 30, 2011
(Dollars in thousands)

Residential Mortgage Servicing Rights
Fair Value of Residential Mortgage Servicing Rights	$9,462

Composition of Residential Loans Serviced for Others:
Fixed-rate mortgage loans	97%
Adjustable-rate mortgage loans	3%
Total	100%

Weighted Average Remaining Term	25.3 years

Prepayment Speed	10.00%
Effect on fair value of a 10% increase	$(316)
Effect on fair value of a 20% increase	(613)

Weighted Average Discount Rate	9.08%
Effect on fair value of a 10% increase	$(340)
Effect on fair value of a 20% increase	(658)
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
Information about the asset quality of mortgage loans managed by the Company is shown below.

	June 30, 2011
	Unpaid	Delinquent (days)		YTD
	Principal	30 to 89	90+	Charge-offs
	(In thousands)

Loan Servicing Portfolio	$815,054	$199	$416	$—
Mortgage Loans Held-for-Sale	46,842	—	—	—
Mortgage Loans Held-for-Investment	29,985	444	547	219

Total Residential Mortgages Serviced	$891,881	$643	$963	$219

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
In 2010, consistent with the updated guidance on accounting for transfers of financial assets, because the Company warranted the borrower would make all scheduled payments for the first 90 days following the sale of certain SBA loans, certain loan sales were accounted for as secured borrowings which resulted in an increase in Cash for the proceeds of the borrowing and an increase in Other Short-Term Borrowings on the Consolidated Balance Sheet. No gain or loss was recognized for the proceeds of secured borrowings. When the 90 day warranty period expired, the secured borrowing was reduced, loans were reduced, and a gain or loss on sale was recorded in SBA Lending Activities in the Consolidated Statement of Income. In the first quarter of 2011, the 90 day warranty following the sale was removed, and the Bank began recognizing gains on sales of SBA loans concurrent with the sales transaction.

During the six months ended June 30, 2011 and 2010, the Company sold SBA loans with unpaid principal balances of $68 million and $7 million, respectively. The Company retained the related loan servicing rights and receives servicing fees. At June 30, 2011 and December 31, 2010, the approximate weighted average servicing fee as a percentage of the outstanding balance of the SBA loans was .90% and .94%, respectively. The weighted average coupon interest rate on the portfolio of loans serviced for others was 4.72% and 4.24% at June 30, 2011 and December 31, 2010, respectively.
The following is an analysis of the activity in the Company’s SBA loan servicing rights and impairment for the quarters ended June 30, 2011 and 2010:

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

SBA Loan Servicing Rights
Beginning carrying value	$3,350	$2,185	$2,624	$2,405
Additions	1,755	228	2,615	228
Amortization	(215)	(163)	(326)	(385)
Impairment, net	(123)	(54)	(146)	(52)

Ending carrying value	$4,767	$2,196	$4,767	$2,196

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

SBA Servicing Rights Impairment
Beginning balance	$226	$93	$203	$95
Additions	168	78	198	110
Recoveries	(45)	(24)	(52)	(58)

Ending balance	$349	$147	$349	$147

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
The Company uses assumptions and estimates in determining the impairment of capitalized SBA loan servicing rights. These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by market participants to value and bid servicing rights available for sale in the market. At June 30, 2011, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the accompanying table.

June 30, 2011
(Dollars in thousands)

SBA Loan Servicing Rights
Fair Value of SBA Servicing Rights	$5,868

Composition of SBA Loans Serviced for Others:
Fixed-rate SBA loans	0%
Adjustable-rate SBA loans	100%
Total	100%

Weighted Average Remaining Term	21.4 years

Prepayment Speed	4.81%
Effect on fair value of a 10% increase	$(143)
Effect on fair value of a 20% increase	(282)

Weighted Average Discount Rate	4.73%
Effect on fair value of a 10% increase	$(151)
Effect on fair value of a 20% increase	(297)

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
Information about the asset quality of SBA loans managed by Fidelity is shown below.

	June 30, 2011
	Unpaid	Delinquent (days)		YTD
	Principal	30 to 89	90+	Charge-offs
	(In thousands)

SBA Serviced for Others Portfolio	$155,796	$342	$—	$—
SBA Loans Held-for-Sale	20,830	—	—	—
SBA Loans Held-for-Investment	83,172	3,583	9,912	475

Total SBA Loans Serviced	$259,798	$3,925	$9,912	$475

Indirect Loans
The Bank purchases, on a nonrecourse basis, consumer installment contracts secured by new and used vehicles purchased by consumers from franchised motor vehicle dealers and selected independent dealers located throughout the Southeast. A portion of the indirect automobile loans the Bank originates is sold with servicing retained. Certain of these loans are exchanged for cash and servicing rights, which generate servicing assets for the Company. The servicing assets are recorded initially at fair value and subsequently amortized and evaluated for impairment. As seller, the Company has made certain standard representations and warranties with respect to the originally transferred loans. The estimate of reserve related to this liability, amount of loans repurchased as well as asserted claims under these provisions have been de minimus.
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
In July 2010, the FASB issued ASU No. 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” which amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period were effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period were effective for interim and annual reporting periods beginning on or after December 15, 2010. These disclosures are included in Note 9. ASU No. 2011-01 issued in January 2011, temporarily delayed the effective date for the disclosures for troubled debt restructurings to allow the FASB to complete its deliberations.
In April 2011, the FASB issued ASU No. 2011-02 “A Creditors Determination of Whether a Restructuring Is a Troubled Debt Restructuring” which clarifies a creditor’s determination of whether it has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. This ASU is effective for the first interim or annual period beginning after June 15, 2011. The Company has made the proper disclosure in these interim financial statement footnotes and is evaluating the impact of the adoption of this ASU on its financial position and statement of income.

In April 2011, the FASB issued ASU No. 2011-03 “Reconsideration of Effective Control for Repurchase Agreements” which removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. This ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The Company does not expect the adoption of this ASU to have a material impact on its financial position and statement of income.
In May 2011, the FASB issued ASU No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs which result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs by changing the wording used to describe many of the requirements in U.S. GAAP and is generally not intended to result in a change in the application of the requirements. This ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The Company does not expect the adoption of this ASU to have a material impact on its financial position and statement of income.
In June 2011, the FASB issued ASU No. 2011-05 “Presentation of Comprehensive Income” which gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. This ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The Company does not expect the adoption of this ASU to have a material impact on its financial position and statement of income.
Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
The following analysis reviews important factors affecting our financial condition at June 30, 2011, compared to December 31, 2010, and compares the results of operations for the second quarter and six months ended June 30, 2011 and 2010. These comments should be read in conjunction with our consolidated financial statements and accompanying notes appearing in this report and the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2010. All percentage and dollar variances noted in the following analysis are calculated from the balances presented in the accompanying consolidated financial statements.
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
Results of Operations
Net Income
For the second quarter of 2011, the Company recorded net income of $3.6 million compared to net income of $4.9 million for the second quarter of 2010. Net income available to common equity was $2.8 million and $4.0 million for the quarters ended June 30, 2011 and 2010, respectively. Basic and diluted earnings per share for the second quarter of 2011 were $0.24 and $.21, respectively, compared to $0.38 and $0.33, respectively, for the three months ended June 30, 2010. The decrease in net income for the second quarter of 2011 when compared to the same period in 2010 was primarily due to a $3.7 million increase in provision for loan losses and a $2.1 million increase in noninterest expense somewhat offset by increased noninterest income and net interest income.
Net income for the six months ended June 30, 2011 was $5.5 million compared to $5.1 million for the same period in 2010. Net income available to common equity was $3.8 million and $3.4 million for the six month period ended June 30, 2011 and 2010, respectively. Basic and diluted earnings per share for the first six months of 2011 were $0.34 and $0.30, respectively, compared to $0.32 and $0.29 for the six months ended June 30, 2010. The increase in net income for the six months ended June 30, 2011, compared to the same period in 2010 was primarily due to an $8.0 million increase in noninterest income and a $3.4 million increase in net interest income somewhat offset by a $5.5 million increase in provision for loan loss and a $5.5 million increase in noninterest expense.

Details of the changes in the various components of net income are further discussed below.
Net Interest Income

	QUARTER ENDED
	June 30, 2011			June 30, 2010
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)

Assets
Interest-earning assets:
Loans, net of unearned income:
Taxable	$1,550,103	$21,103	5.46%	$1,436,360	$21,701	6.06%
Tax-exempt(1)	5,067	77	6.14%	5,269	80	6.14%

Total loans	1,555,170	21,180	5.46%	1,441,629	21,781	6.06%

Investment securities:
Taxable	227,412	1,767	3.11%	289,034	2,551	3.53%
Tax-exempt(2)	11,704	184	6.27%	11,706	182	6.22%

Total investment securities	239,116	1,951	3.27%	300,740	2,733	3.64%

Interest-bearing deposits	86,841	49	0.22%	42,148	13	0.13%
Federal funds sold	733	—	0.05%	604	—	0.09%

Total interest-earning assets	1,881,860	23,180	4.94%	1,785,121	$24,527	5.51%

Noninterest-earning:
Cash and due from banks	27,933			2,249
Allowance for loan losses	(29,019)			(28,537)
Premises and equipment, net	20,495			18,845
Other real estate	20,107			25,297
Other assets	85,401			77,042

Total assets	$2,006,777			$1,880,017

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand deposits	$416,214	$682	0.66%	$288,301	$673	0.94%
Savings deposits	417,580	1,114	1.07%	454,791	1,708	1.51%
Time deposits	634,012	2,652	1.68%	655,751	3,968	2.43%

Total interest-bearing deposits	1,467,806	4,448	1.22%	1,398,843	6,349	1.82%

Federal funds purchased	—	—	—%	2,967	7	0.94%
Securities sold under agreements to repurchase	14,788	24	0.64%	23,149	115	1.99%
Other short-term borrowings	20,495	145	2.83%	26,813	259	3.88%
Subordinated debt	67,527	1,122	6.67%	67,527	1,123	6.67%
Long-term debt	54,505	307	2.26%	50,000	346	2.78%

Total interest-bearing liabilities	1,625,121	6,046	1.49%	1,569,299	8,199	2.09%

Noninterest-bearing:
Demand deposits	207,554			164,001
Other liabilities	25,697			14,266
Shareholders’ equity	148,405			132,451

Total liabilities and shareholders’ equity	$2,006,777			$1,880,017

Net interest income/spread		$17,134	3.45%		$16,328	3.42%

Net interest margin			3.65%			3.67%

(1)	Interest income includes the effect of taxable equivalent adjustment for 2011 and 2010 of $27,000 and $27,000, respectively.

(2)	Interest income includes the effect of taxable-equivalent adjustment for 2011 and 2010 of $62,000 and $60,000, respectively.

	Year To Date
	June 30, 2011			June 30, 2010
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)

Assets
Interest-earning assets:
Loans, net of unearned income:
Taxable	$1,560,728	$42,943	5.54%	$1,413,338	$42,713	6.09%
Tax-exempt(1)	5,093	155	6.14%	5,294	160	6.14%

Total loans	1,565,821	43,098	5.54%	1,418,632	42,873	6.09%

Investment securities:
Taxable	201,539	3,158	3.13%	243,971	4,504	3.69%
Tax-exempt(2)	11,704	367	6.28%	11,706	365	6.21%

Total investment securities	213,243	3,525	3.31%	255,677	4,869	3.82%

Interest-bearing deposits	76,705	90	0.24%	92,295	106	0.23%
Federal funds sold	818	—	0.06%	603	—	0.08%

Total interest-earning assets	1,856,587	46,713	5.07%	1,767,207	$47,848	5.46%

Noninterest-earning:
Cash and due from banks	29,947			6,580
Allowance for loan losses	(28,684)			(28,940)
Premises and equipment, net	20,094			18,523
Other real estate	20,686			24,912
Other assets	84,909			78,385

Total assets	$1,983,539			$1,866,667

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand deposits	$415,994	$1,371	0.66%	$274,007	$1,232	0.91%
Savings deposits	412,697	2,234	1.09%	448,381	3,500	1.57%
Time deposits	624,924	5,375	1.73%	673,241	8,493	2.54%

Total interest-bearing deposits	1,453,615	8,980	1.25%	1,395,629	13,225	1.91%

Federal funds purchased	—	—	—%	1,492	7	0.94%
Securities sold under agreements to repurchase	20,702	190	1.85%	21,773	177	1.64%
Other short-term borrowings	10,801	154	2.87%	27,155	529	3.93%
Subordinated debt	67,527	2,243	6.70%	67,527	2,240	6.69%
Long-term debt	64,199	752	2.36%	50,000	689	2.78%

Total interest-bearing liabilities	1,616,844	12,319	1.54%	1,563,576	16,867	2.18%

Noninterest-bearing:
Demand deposits	198,023			158,745
Other liabilities	24,119			13,138
Shareholders’ equity	144,553			131,208

Total liabilities and shareholders’ equity	$1,983,539			$1,866,667

Net interest income/spread		$34,394	3.54%		$30,981	3.28%

Net interest margin			3.74%			3.54%

(1)	Interest income includes the effect of taxable equivalent adjustment for 2011 and 2010 of $54,000 and $55,000, respectively.

(2)	Interest income includes the effect of taxable-equivalent adjustment for 2011 and 2010 of $123,000 and $121,000, respectively.
Net interest income for the three months ended June 30, 2011, increased $804,000 or 5.0% to $17.0 million compared to the same period in 2010. The cost of funds on total interest bearing liabilities decreased 60 basis points to 1.49% for the second quarter of 2011 compared to the same period in 2010 as a result of a continued reduction in deposit interest rates in response to the market and our local competition. The average balance of interest-earning assets increased by $96.7 million or 5.4% to $1.882 billion for the second quarter of 2011, when compared to the same period in 2010. The yield on interest-earning assets for the second quarter of 2011 was 4.94%, a decrease of 57 basis points when compared to the yield on interest-earning assets for the same period in 2010. The average balance of loans outstanding for the second quarter of 2011 increased $113.5 million or 7.9% to $1.555 billion when compared to the same period in 2010. The increase in the loan portfolio was led by growth in the indirect lending portfolio due to competitive pricing in the marketplace and a general recovery of automobile sales. The yield on average loans outstanding for the quarter ended June 30, 2011 decreased 60 basis points to 5.46% when compared to the same period in 2010.

Net interest income for the first six months ended June 30, 2011, increased $3.4 million or 11.1% to $34.2 million compared to the same period in 2010. The cost of funds on total interest bearing liabilities decreased 64 basis points to 1.54% for the first half of 2011 compared to the same period in 2010 as a result of a continued reduction in deposit interest rates. The average balance of interest-earning assets increased by $89.4 million or 5.1% to $1.857 billion for the first half of 2011, when compared to the same period in 2010. The yield on interest-earning assets for the first six months of 2011 was 5.07%, a decrease of 39 basis points when compared to the yield on interest-earning assets for the same period in 2010. The average balance of loans outstanding for the first half of 2011 increased $147.2 million or 10.4% to $1.566 billion when compared to the same period in 2010 led by an increase in the indirect lending portfolio.
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
The allowance for loan losses for homogenous pools is allocated to loan types based on historical net charge-off rates adjusted for any current trends or other factors. The specific allowance for individually reviewed nonperforming loans and loans having greater than normal risk characteristics is based on a specific loan impairment analysis which in many cases relies predominantly on the adequacy of loan collateral.
In determining the appropriate level for the allowance, management ensures that the overall allowance appropriately reflects a margin for the imprecision inherent in most estimates of the range of probable credit losses. This additional amount, if any, is reflected in the overall allowance. Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio at June 30, 2011 (see “Asset Quality”).
The provision for loan losses for the second quarter and first six months of 2011 was $4.9 million and $10.6 million, respectively, compared to $1.2 million and $5.1 million for the same periods in 2010. The increase was a result of an increase in general reserves related to growth in the loan portfolio, an increase in specific reserves on impaired loans, and an increase in net charge-offs. From January 1, 2008 to June 30, 2011, net charge-offs were $79.9 million and the Company recorded an aggregate provision for loan losses of $93.1 million. For every dollar of net charge-offs realized, the Company recorded $1.17 in provision during this period.

The following schedule summarizes changes in the allowance for loan losses for the periods indicated:

	Six Months Ended		Year Ended
	June 30,		December 31,
	2011	2010	2010
	(Dollars in thousands)
Balance at beginning of period	$28,082	$30,072	$30,072
Charge-offs:
Commercial, financial and agricultural	96	79	883
SBA	493	140	381
Real estate-construction	6,162	4,331	11,274
Real estate-mortgage	299	129	656
Consumer installment	2,390	3,895	7,086

Total charge-offs	9,440	8,574	20,280

Recoveries:
Commercial, financial and agricultural	7	2	23
SBA	18	—	5
Real estate-construction	104	108	361
Real estate-mortgage	2	1	8
Consumer installment	403	370	768

Total recoveries	534	481	1,165

Net charge-offs	8,906	8,093	19,115
Provision for loan losses	10,625	5,125	17,125

Balance at end of period	$29,801	$27,104	$28,082

Annualized ratio of net charge-offs to average loans	1.25%	1.26%	2.00%

Allowance for loan losses as a percentage of loans at end of period	2.04%	2.07%	1.44%

SBA loan net charge-offs were $475,000 for the first six months of 2011 compared to $140,000 for the same period in 2010. Nonaccrual loans increased from $10.2 million at June 30, 2010 to $14.6 million at June 30, 2011. Management expects charge-offs to be consistent with the first half of 2011 through the end of 2011.
Construction loan net charge-offs were $6.1 million in the first six months of 2011 compared to $4.2 million in the same period of 2010 and $6.7 million in the last six months of 2010. Management will continue to monitor closely and aggressively address credit quality and trends in the residential construction loan portfolio.
Substantially all of the consumer installment loan net charge-offs in the first six months of 2011 and 2010 were from the indirect automobile loan portfolio. Consumer installment loan net charge-offs decreased $1.5 million to $2.0 million for the six months ended June 30, 2011, compared to the same period in 2010 as the overall economy showed signs of improvement. The annualized ratio of net charge-offs to average consumer loans outstanding was .54% and 1.13% during the first six months of 2011 and 2010, respectively.
Noninterest Income
Noninterest income for the second quarter of 2011 was $14.1 million compared to $11.2 million for the same period in 2010, an increase of $2.8 million for the three month period. For the six month period ended June 30, 2011 compared to 2010, noninterest income increased $8.0 million to $25.8 million. The increases were a result of higher income from SBA lending activities, and higher income from mortgage banking activities, somewhat offset by lower securities gains.
For the second quarter and first six months of 2011 compared to the same periods in 2010, income from SBA lending activities increased $2.9 million and $5.0 million to $3.6 million and $5.8 million, respectively, due to an increase in the gain on loans sold. SBA loans sold totaled $43.6 million and $68.3 million for the second quarter and first six months of 2011 compared to $6.5 million sold in the second quarter and first six months of 2010 because of the updated accounting guidance for transfers of financial assets effective January 1, 2010. With the improvement in credit markets, demand for loan sales and therefore the market price and profit on loan sales continued to improve in 2011.
Income from mortgage banking activities increased $959,000 and $3.6 million to $5.5 million and $11.4 million for the quarter and six months ended June 30, 2011, respectively, compared to the same periods in 2010 due to a $539,000 and $2.6 million increase in the gain on loans sold, and a $460,000 and $908,000 increase in other fee income. Mortgage loans sold totaled $262 million and $573 million for the second quarter and first six months of 2011, respectively, compared to $212 million and $394 million sold in the second quarter and first six months of 2010. Historically low interest rates and an increase in origination staff contributed to the increase in the volume of loans originated.

Securities gains decreased $1.2 million to $1.1 million for both the second quarter and first six months of 2011 compared to the same periods in 2010 because of a decrease in the volume of securities sold for the periods. In 2011, the Bank sold $31.7 million compared to $102.8 million for 2010.
Noninterest Expense
Noninterest expense was $20.9 million for the second quarter of 2011, compared to $18.8 million for the same period in 2010, an increase of $2.1 million or 10.9%. For the six months ended June 30, 2011, noninterest expense increased $5.5 million to $41.4 million compared to the same period in 2010. For the second quarter, the increase was a result of higher salaries and benefits expense which increased $1.6 million or 16.2% as a result of increased commission expense related to higher SBA loan sales, the expansion of the mortgage division and an increase in lenders in the Commercial, Private Banking and Indirect Auto Lending divisions. Other operating expense increased $492,000 or 22.2% due to higher other insurance expense, higher losses and reserves primarily related to the establishment of certain mortgage lending reserves, and higher credit reporting expense due to loan growth in the mortgage division. Other real estate expense decreased $565,000 or 24.0% to $1.8 million due primarily to lower write-downs related to ORE. For the six months ended June 30, 2011, the increase was a result of higher salaries and benefits expense which increased $3.6 million or 18.8% as a result of the expansion of the mortgage division and an increase in lenders in the SBA, Commercial, Private Banking and Indirect Auto Lending divisions. Other operating expense increased $1.3 million or 32.2% due to higher other losses, other insurance expense, higher credit reporting expense due to loan growth in the mortgage division and an increase in advertising expense.

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	$	%	$	%	$	%	$	%
	(Dollars in thousands)
Writedown of ORE	$1,069	59.6%	$1,615	68.5%	$2,669	62.8%	$2,983	65.9%
ORE real property taxes	130	7.3	159	6.7	259	6.1	386	8.5
Foreclosure expense	373	20.8	395	16.8	840	19.8	762	16.8
ORE misc. expense	221	12.3	189	8.0	483	11.3	396	8.8

Cost of operation of ORE	$1,793	100.0%	$2,358	100.0%	$4,251	100.0%	$4,527	100.0%

Provision for Income Taxes
The provision for income taxes for the second quarter of 2011 was $1.8 million, compared to $2.6 million for the same period in 2010. For the six month period ended June 30, 2011, provision for income taxes was $2.6 million and equal to the amount in the six month period ended June 30, 2010. The decreased income tax expense for the second quarter of 2011 was primarily the result of a decrease in income before taxes. The effective income tax rate at June 30, 2011, differs from the statutory rate primarily due to benefits related to increases in the cash surrender value of life insurance.
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
Four sources of taxable income are considered in determining whether a valuation allowance is required, included as set forth within ASC 740: taxable income in prior years, future reversals of existing taxable temporary differences, tax planning strategies and future taxable income. Management has concluded that it will more likely than not realize the benefit of its net DTA as of June 30, 2011, based to a large extent on its reliance on projections of future taxable income. Management believes that sufficient taxable income will be present in near term future periods to fully realize these net DTAs.
Management also recognizes that the actual results could not only be impacted by the operational decisions it makes and strategies it pursues, but also by factors beyond its control and that can be difficult to predict such as macro and/or regional economic trends. Management continues to see improvement in certain key drivers of the Company’s operational performance such as credit, pricing, and expenses. However, the general economic conditions, while showing continued signs of improvement, remain adverse with elevated unemployment and uncertainty related to the future interest rate environment and real estate values in its primary markets. As a result, the Company’s net DTA of $17.1 million as of June 30, 2011, could require a partial or full valuation allowance in future periods to the extent future taxable income does not occur at levels sufficient to support the amounts projected to be needed to realize the net DTA and Projections of future taxable income are required to be revised. The deferred tax asset balance was $16.6 million at December 31, 2010 and $11.2 million at June 30, 2010.

Financial Condition
Total assets were $2.044 billion at June 30, 2011, compared to $1.945 billion at December 31, 2010, an increase of $99.0 million, or 5.1%. This increase was due to an increase of $147.2 million in cash and cash equivalents and a $55.3 million increase in loans, somewhat offset by a $111.6 million decrease in loans held-for-sale.
Cash and cash equivalents increased $147.2 million or 308.3% to $195.0 million at June 30, 2011, compared to December 31, 2010. This balance varies with the Bank’s liquidity needs and is influenced by scheduled loan closings, investment purchases, timing of customer deposits, and loan sales. The Bank settled on $56.1 million in investment sales and calls during the last two weeks of June 2011.
Loans increased $55.3 million or 3.9% to $1.459 billion at June 30, 2011, compared to $1.403 billion at December 31, 2010. The increase in loans was primarily the result of an increase in consumer loans of $77.0 million or 10.8% to $793.2 million. Consumer installment loans increased as the Bank grew its indirect automobile loan portfolio by expanding its lending area. Somewhat offsetting these increases was a decrease in real estate construction loans of $12.8 million or 11.2% to $102.4 million. As the slow real estate market continued during the first six months of 2011, demand for construction loans continued to be limited and the portfolio balance continued to decrease including $6.4 million in loans that were transferred to other real estate.
Loans held-for-sale decreased $111.6 million or 53.2% to $98.3 million at June 30, 2011, compared to December 31, 2010. The decrease was due primarily to a decrease in mortgage loans held-for-sale as a result of an increase in mortgage interest rates during the first quarter of 2011 which slowed down loan volume related to refinancing activity.
The following schedule summarizes our total loans at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	(In thousands)

Loans:
Commercial	$386,365	$384,220
SBA loans	83,172	94,282

Total commercial loans	469,537	478,502

Construction	102,377	115,224

Indirect loans	773,859	695,754
Installment loans	19,291	20,431

Total consumer loans	793,150	716,185

First mortgage loans	36,036	34,367
Second mortgage loans	57,558	59,094

Total mortgage loan	93,594	93,461

Loans	1,458,658	1,403,372
Allowance for loan losses	(29,801)	(28,082)

Loans, net of allowance	$1,428,857	$1,375,290

Total Loans:
Loans	$1,458,658	$1,403,372
Loans Held-for-Sale:
Residential mortgage	47,503	155,029
Indirect	30,000	30,000
SBA	20,830	24,869

	98,333	209,898

	$1,556,991	$1,613,270

Asset Quality
The following schedule summarizes our asset quality at June 30, 2011 and December 31, 2010:

	June 30,		December 31,
	2011		2010
	(Dollars in thousands)
Nonperforming assets:
Nonaccrual loans	$69,654		$76,545
Repossessions	932		1,119
Other real estate	21,026		20,525

Total nonperforming assets	91,612		98,189
Other classified assets	30,884		39,221

Total classified assets	$122,496		$137,410

Includes SBA guaranteed loans of approximately	$6,669		$7,818

Loans 90 days past due and still accruing	$—		$—

Allowance for loan losses	$29,801		$28,082

Ratio of loans past due and still accruing to loans	—%		—%

Ratio of nonperforming assets to total loans, ORE, and repossessions	4.34%		6.01%

Allowance to period-end loans	2.04%		2.00%

Allowance to nonaccrual loans and repossessions (coverage ratio)	.42	x	.36	x

Classified assets to tier one capital and allowance for loan losses	51.06%		66.56%

The $69.7 million in nonaccrual loans at June 30, 2011, included $45.9 million in residential construction related loans, $18.4 million in commercial and SBA loans and $5.4 million in retail and consumer loans. Of the $45.9 million in residential construction related loans on nonaccrual, $13.4 million was related to 95 single family construction loans with completed homes and homes in various stages of completion, $22.5 million was related to 736 single family developed lots, and $10.0 million related to other loans.
The $21.0 million in other real estate at June 30, 2011, was made up of eight commercial properties with a balance of $6.0 million and the remainder were residential construction related balances which consisted of $4.4 million in 46 residential single family homes completed or substantially completed, $10.1 million in 431 single family developed lots, and $490,000 in one parcel of undeveloped land.
The Bank makes standard representations and warranties in the normal course of selling mortgage loans in the secondary market. We have not experienced any material repurchase requests as a result of these obligations related to the representations and warranties. The Bank does not securitize the mortgages it originates.
Deposits

	June 30, 2011		December 31, 2010
	$	%	$	%
	(Dollars in millions)
Core deposits(1)	$1,363.5	79.8%	$1,304.5	80.9%
Time deposits greater than $100,000	302.5	17.7	246.3	15.2
Brokered deposits	42.4	2.5	62.5	3.9

Total deposits	$1,708.4	100.0%	$1,613.3	100.0%

(1)	Core deposits include noninterest-bearing demand, money market and interest-bearing demand, savings deposits, and time deposits less than $100,000.
Total deposits at June 30, 2011, were $1.708 billion compared to $1.613 billion at December 31, 2010, a $95.2 million or 5.9% increase. Along with the increase in total deposits, the designed change to the deposit mix and interest rate paid on deposits demonstrates the Company’s commitment to improved net interest margin and liquidity. Time deposits greater than $100,000 increased $56.1 million or 22.8% to $302.5 million. Savings deposits increased $22.1 million or 5.6% to $420.1 million. Noninterest-bearing demand deposits increased $29.4 million or 15.8% to $215.0 million. Time deposits greater than $100,000 increased as management began to prepare for future increases in interest rates by lengthening deposit maturities. Savings accounts increased as customers sought higher yields while still maintaining liquidity. Noninterest-bearing demand accounts increased primarily due to unlimited protection from the FDIC under the Temporary Liquidity Guarantee Program as well as increases in deposits associated with mortgage and SBA escrow accounts.

Other Long-Term Debt
Other long-term debt decreased $22.5 million or 30.0% to $52.5 million at June 30, 2011, compared to $75.0 million at December 31, 2010. The decrease is a result of the reclassification of three FHLB advances totaling $22.5 million from long-term borrowings to short-term borrowings. A $5.0 million 3.29% FHLB advance maturing March 12, 2012, a $2.5 million 3.25% FHLB advances maturing April 2, 2012, and a $15.0 million 2.56% FHLB advance maturing April 13, 2012 were reclassified during the first half of 2011.

	June 30,	December 31,
	2011	2010
	(In thousands)

Long-Term Debt

FHLB three year Fixed Rate Advance with interest at 1.76% maturing July 16, 2013	$25,000	$25,000

FHLB four year Fixed Rate Advance with interest at 3.2875% maturing March 12, 2012	—	5,000

FHLB five year European Convertible Advance with interest at 2.395% maturing March 12, 2013, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of two years	5,000	5,000

FHLB five year European Convertible Advance with interest at 2.79% maturing March 12, 2013, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of three years	5,000	5,000

FHLB four year Fixed Rate Credit Advance with interest at 3.24% maturing April 2, 2012	—	2,500

FHLB five year European Convertible Advance with interest at 2.40% maturing April 3, 2013, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of two years	2,500	2,500

FHLB four year Fixed Rate Credit Advance with interest at 2.90% maturing March 11, 2013	15,000	15,000

FHLB three year Fixed Rate Credit Advance with interest at 2.56% maturing April 13, 2012	—	15,000

Total long-term debt	$52,500	$75,000

Subordinated Debt
The Company has five unconsolidated business trust (“trust preferred”) subsidiaries that are variable interest entities. The Company’s subordinated debt consists of the outstanding obligations of the five trust preferred issues and the amounts to fund the investments in the common stock of those entities.
The following schedule summarizes our subordinated debt at June 30, 2011:

		Subordinated
Type	Issued(1)	Debt	Interest Rate
	(Dollars in thousands)

Trust Preferred	March 8, 2000	$10,825	Fixed	@ 10.875%
Trust Preferred	July 19, 2000	10,309	Fixed	@ 11.045%
Trust Preferred	June 26, 2003	15,464	Variable	@ 3.346%(2)
Trust Preferred	March 17, 2005	10,310	Variable	@ 2.135%(3)
Trust Preferred	August 20, 2007	20,619	Fixed	@ 6.620%(4)

		$67,527

(1)	Each trust preferred security has a final maturity thirty years from the date of issuance.

(2)	Reprices quarterly at a rate 310 basis points over three month LIBOR and is subject to refinancing or repayment at par with regulatory approval.

(3)	Reprices quarterly at a rate 189 basis points over three month LIBOR.

(4)	Five year fixed rate, and then reprices quarterly at a rate 140 basis points over three month LIBOR.

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
In addition to the ability to increase brokered deposits and retail deposits, as of June 30, 2011, we had the following sources of available unused liquidity:

June 30, 2011
(In thousands)

Unpledged securities	$40,000
FHLB advances	9,000
FRB lines	189,000
Unsecured Federal funds lines	47,000
Additional FRB line based on eligible but unpledged collateral	187,000

Total sources of available unused liquidity	$472,000

The Company’s net liquid asset ratio, defined as federal funds sold, investments maturing within 30 days, unpledged securities, available unsecured federal funds lines of credit, FHLB borrowing capacity and available brokered certificates of deposit divided by total assets was 16.6% at June 30, 2010, 16.1% at December 31, 2010 and 23.6% at June 30, 2011.
Shareholders’ Equity
Shareholders’ equity was $159.8 million at June 30, 2011, and $140.5 million at December 31, 2010. The increase in shareholders’ equity in the first six months of 2011 was the result of a private placement of common stock in May 2011 of $14.4 million and net income for the first half of 2011.
At June 30, 2011 and December 31, 2010, the Company exceeded all minimum capital ratios required by the FRB, as reflected in the following schedule:

	FRB Minimum	June 30,	December 31,
Capital Ratios:	Capital Ratio	2011	2010

Leverage	4.00%	10.47%	9.36%
Risk-Based Capital
Tier I	4.00	12.78	10.87
Total	8.00	14.80	13.28

The following table sets forth the capital requirements for the Bank under FDIC regulations and the Bank’s capital ratios at June 30, 2011 and December 31, 2010, respectively:

	FDIC Regulations	June 30,	December 31,
Capital Ratios:	Well Capitalized	2011	2010

Leverage	5.00%	9.64%	9.49%
Risk-Based Capital
Tier I	6.00	11.75	11.02
Total	10.00	13.61	12.89
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
During the first six months of 2011 and 2010, we did not pay any cash dividends on our common stock. On July 21, 2011, the Board of Directors reinstated the cash dividend by declaring a $.01 dividend per share on common stock payable on August 16, 2011, to shareholders of record on August 1, 2011. Dividends for the remainder of 2011 will be reviewed quarterly, with the declared and paid dividend consistent with current earnings, capital requirements and forecasts of future earnings.
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
The interest rate sensitivity structure within our balance sheet at June 30, 2011, indicated a cumulative net interest sensitivity asset gap of 18.61% when projecting out six months. When projecting forward one year, there was a cumulative net interest sensitivity asset gap of 13.71%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. Our policy states that the cumulative gap at six months and one year should generally not exceed 15% and 10%, respectively. The primary reason the Bank exceeded the policy is the temporary excess liquidity and cash equivalents. The policy exception has been reviewed and approved by the Asset Liability Committee after reviewing the current and projected interest rate environment.
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
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to claims and lawsuits arising in the course of normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of June 30, 2011, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our results of operations or financial condition.
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

3	(b)	By-Laws of Fidelity Southern Corporation, as amended (incorporated by reference from Exhibit 3.2 to Fidelity Southern Corporation’s Form 8-k filed November 18, 2010)

31.1		Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY SOUTHERN CORPORATION (Registrant)
Date: August 8, 2011	BY:	/s/ James B. Miller, Jr.
James B. Miller, Jr.
Chief Executive Officer

Date: August 8, 2011	BY:	/s/ Stephen H. Brolly
Stephen H. Brolly
Chief Financial Officer