Form 10-Q
period 2011-09-30
FIDELITY SOUTHERN CORP
filed 2011-11-14
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a Smaller Reporting Company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 31, 2011
Common Stock, no par value	13,048,328

FIDELITY SOUTHERN CORPORATION
INDEX

Page

Part I. Financial Information

Item l. Financial Statements (Unaudited)

Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	3

Consolidated Statements of Income (unaudited) for the Three Months and the Nine Months Ended September 30, 2011 and 2010	4

Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2011 and 2010	5

Notes to Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures about Market Risk	41

Item 4. Controls and Procedures	41

Part II. Other Information	42

Item 1. Legal Proceedings	42

Item 1A. Risk Factors	42

Item 6. Exhibits	42

Signature Page	42

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2011	2010
	(Dollars in thousands)

Assets
Cash and due from banks	$114,837	$45,761
Interest-bearing deposits with banks	2,587	1,481
Federal funds sold	810	517

Cash and cash equivalents	118,234	47,759
Investment securities available-for-sale (amortized cost of $233,691 and $160,740 at September 30, 2011 and December 31, 2010, respectively)	238,488	161,478
Investment securities held-to-maturity (approximate fair value of $10,525 and $14,926 at September 30, 2011 and December 31, 2010, respectively)	9,680	14,110
Investment in FHLB stock	6,413	6,542
Loans held-for-sale (loans at fair value: $71,063 at September 30, 2011; $155,029 at December 31, 2010)	125,268	209,898
Loans	1,500,094	1,403,372
Allowance for loan losses	(29,381)	(28,082)

Loans, net of allowance for loan losses	1,470,713	1,375,290
Premises and equipment, net	22,057	19,510
Other real estate, net	24,494	20,525
Accrued interest receivable	7,825	7,990
Bank owned life insurance	31,183	30,275
Other assets	55,320	51,923

Total Assets	$2,109,675	$1,945,300

Liabilities
Deposits:
Noninterest-bearing demand deposits	$247,660	$185,614
Interest-bearing deposits:
Demand and money market	447,154	427,590
Savings	401,759	398,012
Time deposits, $100,000 and over	322,251	246,317
Other time deposits	346,693	355,715

Total deposits	1,765,517	1,613,248
Other short-term borrowings	40,011	32,977
Subordinated debt	67,527	67,527
Other long-term debt	52,500	75,000
Accrued interest payable	2,078	2,973
Other liabilities	19,030	13,064

Total liabilities	1,946,663	1,804,789

Shareholders’ Equity
Preferred stock, no par value. Authorized 10,000,000; 48,200 shares issued and outstanding	46,240	45,578
Common stock, no par value. Authorized 50,000,000; issued and outstanding 13,034,346 and 10,829,492 at September 30, 2011 and December 31, 2010	72,320	57,542
Unrealized gain on investments, net of tax	2,974	458
Retained earnings	41,478	36,933

Total shareholders’ equity	163,012	140,511

Total liabilities and shareholders’ equity	$2,109,675	$1,945,300

See accompanying notes to consolidated financial statements

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share data)

Interest income
Loans, including fees	$64,302	$64,886	$21,258	$22,068
Investment securities	4,994	6,350	1,592	1,602
Federal funds sold and bank deposits	199	149	109	43

Total interest income	69,495	71,385	22,959	23,713

Interest expense
Deposits	12,790	18,732	3,810	5,507
Short-term borrowings	512	898	168	185
Subordinated debt	3,365	3,378	1,122	1,138
Other long-term debt	1,056	1,135	304	446

Total interest expense	17,723	24,143	5,404	7,276

Net interest income	51,772	47,242	17,555	16,437
Provision for loan losses	15,025	10,150	4,400	5,025

Net interest income after provision for loan losses	36,747	37,092	13,155	11,412

Noninterest income
Service charges on deposit accounts	2,995	3,291	1,023	1,072
Other fees and charges	1,929	1,596	676	553
Mortgage banking activities	16,629	14,842	5,186	7,042
Indirect lending activities	4,310	3,397	1,600	1,200
SBA lending activities	6,592	1,797	756	951
Bank owned life insurance	979	980	326	324
Securities gains	1,078	2,291	—	—
Other	1,246	1,122	411	419

Total noninterest income	35,758	29,316	9,978	11,561

Noninterest expense
Salaries and employee benefits	34,115	30,634	11,652	11,729
Furniture and equipment	2,280	2,002	737	684
Net occupancy	3,389	3,374	1,094	1,159
Communication	1,636	1,390	541	471
Professional and other services	4,119	3,391	1,474	1,279
Other real estate expense	5,567	5,939	1,316	1,412
FDIC insurance premiums	2,136	2,657	428	890
Other	8,531	6,409	3,173	2,355

Total noninterest expense	61,773	55,796	20,415	19,979

Income before income tax expense	10,732	10,612	2,718	2,994
Income tax expense	3,166	3,467	608	913

Net income	7,566	7,145	2,110	2,081
Preferred stock dividends	(2,469)	(2,469)	(823)	(823)

Net income available to common equity	$5,097	$4,676	$1,287	$1,258

Earnings per share:
Basic earnings per share	$0.43	$0.43	$0.10	$0.12

Diluted earnings per share	$0.38	$0.39	$0.09	$0.10

Weighted average common shares outstanding-basic	11,862,364	10,819,597	13,031,875	10,819,597

Weighted average common shares outstanding-fully diluted	13,348,764	12,118,745	14,410,371	12,118,745

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2011	2010
	(In thousands)

Operating Activities
Net income	$7,566	$7,145
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	15,025	10,150
Depreciation and amortization of premises and equipment	1,515	1,344
Other amortization	2,190	1,372
Reserve for impairment of other real estate	3,532	3,588
Share-based compensation	23	186
Proceeds from sales of loans	1,036,728	829,134
Proceeds from sales of other real estate	11,950	10,118
Loans originated for resale	(932,597)	(874,641)
Gain on loan sales	(19,501)	(9,756)
Gain on sales of investment securities	(1,078)	(2,291)
Gain on sales of other real estate	(547)	(541)
Increase in cash value of bank owned life insurance	(908)	(909)
Net increase in deferred income taxes	(1,608)	(2,097)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	165	(316)
Other assets	(4,758)	5,759
Accrued interest payable	(895)	(1,833)
Other liabilities	5,966	3,907

Net cash provided by (used in) operating activities	122,768	(19,681)

Investing Activities
Purchases of investment securities available-for-sale	(171,838)	(230,141)
Purchases of investment in FHLB stock	—	(90)
Proceeds from sale of investment securities available-for-sale	32,781	94,676
Maturities and calls of investment securities held-to-maturity	4,437	3,643
Maturities and calls of investment securities available-for-sale	66,414	123,921
Redemption of investment in FHLB stock	129	315
Net increase in loans	(129,353)	(89,605)
Capital improvements to other real estate	—	(350)
Purchases of premises and equipment	(4,062)	(2,481)

Net cash used in investing activities	(201,492)	(100,112)

Financing Activities
Net increase in transactional accounts	85,357	132,047
Net increase (decrease) in time deposits	66,912	(121,598)
Net (decrease) increase in borrowings	(15,466)	5,845
Dividends paid	(135)	(6)
Proceeds from the issuance of common stock	14,338	2,195
Preferred stock dividends paid	(1,807)	(1,807)

Net cash provided by financing activities	149,199	16,676

Net increase (decrease) in cash and cash equivalents	70,475	(103,117)

Cash and cash equivalents, beginning of period	47,759	171,120

Cash and cash equivalents, end of period	$118,234	$68,003

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$18,618	$25,976

Income taxes	$8,886	$2,278

Non-cash transfers to other real estate	$18,904	$12,287

Accretion on U.S. Treasury preferred stock	$662	$662

Loans transferred from held-for-sale	$1,586	$3,884

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2011
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
In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. All such adjustments are normal recurring accruals. Certain previously reported amounts have been reclassified to conform to current presentation. These reclassifications had no impact on previously reported net income, or shareholders’ equity or cash flows. The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There were no new accounting policies or changes to existing policies adopted in the first nine months of 2011, which had a significant effect on the results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.
Operating results for the nine month period ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and Annual Report to Shareholders for the year ended December 31, 2010.
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
The FRB, FDIC, and GDBF have established capital adequacy requirements as a function of their oversight of bank holding companies and state chartered banks. Each bank holding company and each bank must maintain certain minimum capital ratios. At September 30, 2011 and December 31, 2010, the Company exceeded all capital ratios required by the FRB, FDIC, and GDBF to be considered well capitalized.
In May 2011, the Company increased capital $14.4 million in a private placement of common stock. The 2,167,166 shares were sold for $6.65 per share, with no investor purchasing shares resulting in beneficial ownership of more than 9.9% of the Company’s common stock.

Earnings per share were calculated as follows:

	For the Quarter Ended September 30,
	2011	2010
	(Dollars in thousands, except per share data)

Net income	$2,110	$2,081
Less dividends on preferred stock and accretion of discount	(823)	(823)

Net income available to common equity	$1,287	$1,258

Average common shares outstanding	12,967	10,550
Effect of stock dividends	65	266

Average common shares outstanding — basic	13,032	10,816

Dilutive stock options and warrants	1,378	1,378

Average common shares outstanding — dilutive	14,410	12,194

Earnings per share — basic	$0.10	$0.12
Earnings per share — dilutive	$0.09	$0.10

	For the Nine Months Ended September 30,
	2011	2010
	(Dollars in thousands, except per share data)

Net income	$7,566	$7,145
Less dividends on preferred stock and accretion of discount	(2,469)	(2,469)

Net income available to common equity	$5,097	$4,676

Average common shares outstanding	11,803	10,659
Effect of stock dividends	59	161

Average common shares outstanding — basic	11,862	10,820

Dilutive stock options and warrants	1,487	1,299

Average common shares outstanding — dilutive	13,349	12,119

Earnings per share — basic	$0.43	$0.43
Earnings per share — dilutive	$0.38	$0.39
Average number of shares for 2011 and 2010 includes participating securities related to unvested restricted stock awards. There were 150,907 in common stock options with an average exercise price of $18.37 at September 30, 2011, and 158,407 in options with an average price of $18.38 at September 30, 2010, which would have been included in the calculation of dilutive earnings per share except that to do so would have an anti-dilutive impact on earnings per share.
3. Contingencies
Due to the nature of their activities, the Company and its subsidiaries are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of September 30, 2011. While it is difficult to predict or determine the outcome of these proceedings, it is the opinion of management, after consultation with its legal counsel, that the ultimate liabilities, if any, will not have a material adverse impact on the Company’s consolidated results of operations, financial position, or cash flows.
4. Comprehensive Income
Comprehensive income includes net income and other comprehensive income (loss), related to unrealized gains and losses on investment securities classified as available-for-sale. All other comprehensive income (loss) items are tax effected at a rate of 38% for each period.
During the third quarter and first nine months of 2011, other comprehensive income net of tax was $1.7 million and $2.5 million, respectively. Other comprehensive income, net of tax, was $292,000 and $1.6 million for the comparable periods in 2010. Comprehensive income for the third quarter and first nine months of 2011 was $3.8 million and $10.1 million, respectively, compared to $2.4 million and $8.8 million for the same periods in 2010.

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
The Fidelity Southern Corporation Equity Incentive Plan (the “2006 Incentive Plan”), as amended, permits the grant of stock options, stock appreciation rights, restricted stock and other incentive awards (“Incentive Awards”). Pursuant to an amendment to the Plan adopted by the shareholders on April 26, 2011, the maximum number of shares of the Company’s common stock that may be issued under the 2006 Incentive Plan is 2,250,000 shares, all of which may be stock options. Generally, no award shall be exercisable or become vested or payable more than 10 years after the date of grant. Options granted under the 2006 Incentive Plan have four year terms and become fully exercisable at the end of three years of continued employment. Incentive awards available under the 2006 Incentive Plan totaled 212,227 shares at September 30, 2011.
In the first quarter of 2010, FSC granted 154,078 restricted shares of common stock under the 2006 Equity Incentive Plan to certain employees. The stock was granted at $4.50 per share, vests 40% after two years and then 20% per year through five years and will be fully vested after January 22, 2015. The restricted stock is subject to section 111 of the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009 and regulations issued by the Department of the Treasury. At September 30, 2011, there was $451,000 in remaining unrecognized compensation cost related to the restricted stock.
A summary of option activity as of September 30, 2011, and changes during the nine month period then ended is presented below:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	share	Exercise	Contractual	Intrinsic
	options	Price	Terms	Value
Outstanding at January 1, 2011	492,239	$8.59
Granted	—	—
Exercised	334	8.57
Forfeited	121,000	18.70

Outstanding at September 30, 2011	370,905	$5.30	1.8 years	$434,000

Exercisable at September 30, 2011	370,905	$5.30	1.8 years	$434,000

Share-based compensation expense was not significant for the three month and nine month periods ended September 30, 2011.
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
In accordance with SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” which is now codified in ASC 825-10-25, the Company has elected to record mortgage loans held-for-sale at fair value. The following is a description of mortgage loans held-for-sale as of September 30, 2011, including the specific reasons for electing fair value and the strategies for managing these assets on a fair value basis.
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

The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumptions used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument. Because mortgage loans held-for-sale are sold within a few weeks of origination, it is unlikely to demonstrate any of the credit weaknesses discussed above and as a result, there were no credit related adjustments to fair value at September 30, 2011.
The following tables present financial assets measured at fair value at September 30, 2011 and December 31, 2010, on a recurring basis and the change in fair value for those specific financial instruments in which fair value has been elected at September 30, 2011 and 2010. The changes in the fair value of economic hedges were also recorded in mortgage banking activities and are designed to partially offset the change in fair value of the mortgage loans held-for-sale and interest rate lock commitments referenced in the tables below.

		Fair Value Measurements at
		September 30, 2011
	Assets	Quoted Prices	Significant
	Measured at	in Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Debt securities issued by U.S. Government corporations and agencies	$66,634	$—	$66,634	$—
Debt securities issued by states and political subdivisions	11,867	—	11,867	—
Residential mortgage-backed securities — Agency	159,987	—	159,987	—
Mortgage loans held-for-sale	71,063	—	71,063	—
Other Assets(1)	6,467	—	—	6,467
Other Liabilities(1)	2,624	—	—	2,624

(1)	This amount includes mortgage related interest rate lock commitments and derivative financial instruments to hedge interest rate risk. Interest rate lock commitments were recorded on a gross basis.

		Fair Value Measurements at
		December 31, 2010
	Assets	Quoted Prices	Significant
	Measured at	in Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Debt securities issued by U.S. Government corporations and agencies	$26,336	$—	$26,336	$—
Debt securities issued by states and political subdivisions	11,330	—	11,330	—
Residential mortgage-backed securities — Agency	123,812	—	123,812	—
Mortgage loans held-for-sale	155,029	—	155,029	—
Other Assets(1)	6,627	—	—	6,627
Other Liabilities(1)	446	—	—	446

(1)	This amount includes mortgage related interest rate lock commitments and derivative financial instruments to hedge interest rate risk. Interest rate lock commitments were recorded on a gross basis.

	For Items Measured at Fair Value Pursuant to
	Election of the Fair Value Option: Fair Value Gain
	related to Mortgage Banking Activities for the
	Three Months Ended
	September 30, 2011	September 30, 2010
	(In thousands)

Mortgage loans held-for-sale	$1,321	$(1,262)

	For Items Measured at Fair Value Pursuant to
	Election of the Fair Value Option: Fair Value Gain
	related to Mortgage Banking Activities for the
	Nine Months Ended
	September 30, 2011	September 30, 2010
	(In thousands)

Mortgage loans held-for-sale	$3,924	$2,365
The tables below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) during the three and nine months ended September 30, 2011 and 2010.

	Other	Other
	Assets(1)	Liabilities(1)
	(In thousands)

Beginning Balance July 1, 2011	$1,809	$(8)

Total gains (losses) included in earnings:(2)
Issuances	6,467	(2,624)
Settlements and closed loans	(1,275)	—
Expirations	(534)	8
Total gains (losses) included in other comprehensive income	—	—

Ending Balance September 30, 2011 (3)	$6,467	$(2,624)

(1)	Includes mortgage related interest rate lock commitments and derivative financial instruments entered into to hedge interest rate risk.

(2)	Amounts included in earnings are recorded in mortgage banking activities.

(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.

	Other	Other
	Assets(1)	Liabilities(1)
	(In thousands)

Beginning Balance January 1, 2011	$6,627	$(446)

Total gains (losses) included in earnings:(2)
Issuances	10,032	(2,856)
Settlements and closed loans	(2,785)	178
Expirations	(7,407)	500
Total gains (losses) included in other comprehensive income	—	—

Ending Balance September 30, 2011 (3)	$6,467	$(2,624)

(1)	Includes mortgage related interest rate lock commitments and derivative financial instruments entered into to hedge interest rate risk.

(2)	Amounts included in earnings are recorded in mortgage banking activities.

(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.

	Other	Other
	Assets(1)	Liabilities(1)
	(In thousands)

Beginning Balance July 1, 2010	$2,447	$(2,714)

Total gains (losses) included in earnings:(2)
Issuances	2,768	(714)
Settlements and closed loans	(1,864)	2
Expirations	(583)	2,712
Total gains (losses) included in other comprehensive income	—	—

Ending Balance September 30, 2010 (3)	$2,768	$(714)

(1)	Includes mortgage related interest rate lock commitments and derivative financial instruments entered into to hedge interest rate risk.

(2)	Amounts included in earnings are recorded in mortgage banking activities.

(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.

	Other	Other
	Assets(1)	Liabilities(1)
	(In thousands)

Beginning Balance January 1, 2010	$1,778	$(55)

Total gains (losses) included in earnings:(2)
Issuances	6,503	(3,465)
Settlements and closed loans	(2,524)	48
Expirations	(2,989)	2,758
Total gains (losses) included in other comprehensive income	—	—

Ending Balance September 30, 2010 (3)	$2,768	$(714)

(1)	Includes mortgage related interest rate lock commitments and derivative financial instruments entered into to hedge interest rate risk.

(2)	Amounts included in earnings are recorded in mortgage banking activities.

(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.
The following tables present the assets that are measured at fair value on a non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial position at September 30, 2011, and December 31, 2010.

	Fair Value Measurements at September 30, 2011
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
		Identical Assets	Observable	Inputs	Valuation
	Total	Level 1	Inputs Level 2	Level 3	Allowance
	(In thousands)

Impaired loans	$59,160	$—	$—	$59,160	$(7,778)
ORE	24,494	—	—	24,494	(6,638)
Mortgage servicing rights	8,675	—	—	8,675	(2,144)
SBA servicing rights	5,876	—	—	5,876	(333)

	Fair Value Measurements at December 31, 2010
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
		Identical Assets	Observable	Inputs	Valuation
	Total	Level 1	Inputs Level 2	Level 3	Allowance
	(In thousands)

Impaired loans	$79,954	$—	$—	$79,954	$(6,218)
ORE	20,525	—	—	20,525	(6,403)
Mortgage servicing rights	5,495	—	—	5,495	(85)
SBA servicing rights	2,624	—	—	2,624	(203)
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
The following tables present the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held-for-sale for which the fair value option has been elected as of September 30, 2011 and December 31, 2010. The tables also include the difference between aggregate fair value and the aggregate unpaid principal balance of loans that are 90 days or more past due, as well as loans in nonaccrual status.

Aggregate Unpaid
	Aggregate Fair Value	Principal Balance Under	Fair Value Over
	September 30, 2011	FVO September 30, 2011	Unpaid Principal
(In thousands)

Loans held-for-sale	$71,063	$69,081	$1,982
Past due loans of 90+ days	—	—	—
Nonaccrual loans	—	—	—

		Aggregate Unpaid	Fair Value
	Aggregate Fair Value	Principal Balance Under	Under Unpaid
	December 31, 2010	FVO December 31, 2010	Principal
(In thousands)

Loans held-for-sale	$155,029	$156,971	$(1,942)
Past due loans of 90+ days	—	—	—
Nonaccrual loans	—	—	—

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

	September 30, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)

Financial Instruments (Assets):
Cash and due from banks	$117,424	$117,424	$47,242	$47,242
Federal funds sold	810	810	517	517
Investment securities available-for-sale	238,488	238,488	161,478	161,478
Investment securities held-to-maturity	9,680	10,525	14,110	14,926
Investment in FHLB stock	6,413	6,413	6,542	6,542
Total loans(1)	1,595,981	1,475,337	1,585,188	1,469,404

Total financial instruments (assets)	1,968,796	$1,848,997		$1,700,109

Non-financial instruments (assets)	140,879		130,223

Total assets	$2,109,675		$1,945,300

Financial Instruments (Liabilities):
Noninterest-bearing demand deposits	$247,660	$247,660	$185,614	$185,614
Interest-bearing deposits	1,517,857	1,526,412	1,427,634	1,433,558

Total deposits	1,765,517	1,774,072	1,613,248	1,619,172
Short-term borrowings	40,011	40,229	32,977	32,977
Subordinated debt	67,527	59,158	67,527	63,279
Other long-term debt	52,500	52,193	75,000	75,457

Total financial instruments (liabilities)	1,925,555	$1,925,652	1,788,752	$1,790,885

Non-financial instruments (liabilities and shareholders’ equity)	184,120		156,548

Total liabilities and shareholders’ equity	$2,109,675		$1,945,300

(1)	Includes $71,063 and $155,029 in mortgage loans held-for-sale at fair value at September 30, 2011 and December 31, 2010, respectively.
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

For off-balance sheet instruments, fair values are based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing for loan commitments and letters of credit. Fees related to these instruments were immaterial at September 30, 2011 and December 31, 2010, and the carrying amounts represent a reasonable approximation of their fair values. Loan commitments, letters and lines of credit, and similar obligations typically have variable interest rates and clauses that deny funding if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the foregoing schedule.
This presentation excludes certain nonfinancial instruments. The disclosures also do not include certain intangible assets, such as customer relationships, and deposit base intangibles. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.
7. Derivative Financial Instruments
The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. The risk management program includes the use of forward contracts and other derivatives that are recorded in the financial statements at fair value and are used to offset changes in value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts to economically hedge risks associated with overall price risk related to IRLCs and mortgage loans held-for-sale carried at fair value under ASC 825-10-25. Fair value changes occur as a result of interest rate movements as well as changes in the value of the associated servicing. Derivative instruments used include forward sale commitments and IRLCs. All derivatives are carried at fair value in the Consolidated Balance Sheets in other assets or other liabilities. A gross loss of $2.3 million for the first nine months of 2011 associated with the forward sales commitments and IRLCs, is recorded in the Consolidated Statements of Income in mortgage banking activities.
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
The Company’s derivative positions as of September 30, 2011, were as follows:

Contract or Notional
Amount
(In thousands)

Forward rate commitments	$295,558
Interest rate lock commitments	229,844

Total derivatives contracts	$525,402

8. Investments
Investment securities at September 30, 2011 and December 31, 2010, are summarized as follows:

	September 30, 2011		December 31, 2010
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Available-for-Sale:
Obligations of U.S. Government corporations and agencies:
Due in less than one year	$20,000	$20,160	$10,000	$10,039
Due after one year through five years	46,135	46,474	16,135	16,297

Municipal securities:
Due in less than one year	501	505	—	—
Due after one year through five years	5,644	5,788	5,592	5,482
Due five years through ten years	5,559	5,574	6,113	5,848

Residential mortgage-backed securities-agency:
Due after one year through five years	140,606	144,110	118,958	119,962
Due five years through ten years	15,246	15,877	3,942	3,850

	$233,691	$238,488	$160,740	$161,478

Held-to-Maturity:
Residential mortgage-backed securities-agency:
Due in less than one year	$—	$—	$1,770	$1,785
Due after one year through five years	9,680	10,525	12,340	13,141

	$9,680	$10,525	$14,110	$14,926

The Bank sold five securities available-for-sale totaling $32.8 million during the nine month period ended September 30, 2011. Proceeds received totaled $33.9 million for a gross gain of $1.1 million. The Bank sold 16 securities held-for-sale totaling $98.3 million during the nine month period ended September 30, 2010. Proceeds received totaled $100.6 million for a gross gain of $2.3 million. The Bank had six securities for a total of $53.2 million called during the nine month period ended September 30, 2011. Fourteen securities for a total of $110.7 million were called during the nine months ended September 30, 2010. There were no investments held in trading accounts during 2011 and 2010.

	September 30, 2011
		Gross	Gross	Other than
	Amortized	Unrealized	Unrealized	Temporary
	Cost	Gains	Losses	Impairment	Fair Value
	(In thousands)
Available-for-Sale:
Obligations of U.S. Government corporations and agencies	$66,135	$512	$(13)	$—	$66,634
Municipal securities	11,704	321	(158)	—	11,867
Residential mortgage-backed securities — agency	155,852	4,135	—	—	159,987

	$233,691	$4,968	$(171)	$—	$238,488

Held-to-Maturity:
Residential mortgage-backed securities — agency	$9,680	$845	$—	$—	$10,525

	$9,680	$845	$—	$—	$10,525

	December 31, 2010
		Gross	Gross	Other than
	Amortized	Unrealized	Unrealized	Temporary
	Cost	Gains	Losses	Impairment	Fair Value
	(In thousands)
Available-for-Sale:
Obligations of U.S. Government corporations and agencies	$26,135	$201	$—	$—	$26,336
Municipal securities	11,705	20	(395)	—	11,330
Residential mortgage-backed securities — agency	122,900	1,557	(645)	—	123,812

	$160,740	$1,778	$(1,040)	$—	$161,478

Held-to-Maturity:
Residential mortgage-backed securities — agency	$14,110	$816	$—	$—	$14,926

The following table reflects the gross unrealized losses and fair values of investment securities with unrealized losses at September 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss and temporarily impaired position:

	September 30, 2011
	12 Months or Less		More Than 12 Months
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Available-for-Sale:
U.S. Government corporations and agencies	$9,987	$13	$—	$—
Municipal securities	—	—	887	158
Residential mortgage-backed securities — agency	—	—	—	—

	$9,987	$13	$887	$158

Held-to-Maturity:
Residential mortgage-backed securities — agency	$—	$—	$—	$—

	December 31, 2010
	12 Months or Less		More Than 12 Months
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Available-for-Sale:
U.S. Government corporations and agencies	$—	$—	$—	$—
Municipal securities	9,491	280	929	115
Residential mortgage-backed securities — agency	52,983	645	—	—

	$62,474	$925	$929	$115

Held-to-Maturity:
Residential mortgage-backed securities — agency	$—	$—	$—	$—

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

There was one municipal investment security in a continuous unrealized loss position for 40 months at September 30, 2011 and for 31 months at December 31, 2010. Although under pressure from the recent recession, the unrealized loss position resulted not from credit quality issues, but from market interest rate increases over the interest rates prevalent at the time the security was purchased, and is considered temporary. In determining other-than-temporary impairment losses on municipal securities, management primarily considers the credit rating of the municipality itself as the primary source of repayment and secondarily the financial viability of the insurer of the obligation.
9. Loans
Loans outstanding, by class, are summarized as follows:

	September 30,	December 31,
	2011	2010
	(In thousands)
Commercial loans	$392,289	$384,220
SBA loans	89,537	94,282

Total commercial loans	481,826	478,502

Construction	92,967	115,224

Indirect loans	815,238	695,754
Installment loans	19,111	20,431

Total consumer loans	834,349	716,185

First mortgage loans	32,974	34,367
Second mortgage loans	57,978	59,094

Total mortgage loans	90,952	93,461

Total loans	$1,500,094	$1,403,372

Loans held-for-sale at September 30, 2011 and December 31, 2010 are shown in the table below:

	September 30,	December 31,
	2011	2010
	(In thousands)
SBA loans	$24,205	$24,869
Real estate — mortgage — residential	71,063	155,029
Consumer installment loans	30,000	30,000

Total	$125,268	$209,898

Nonaccrual loans, segregated by class of loans, were as follows:

	September 30,	December 31,
	2011	2010
	(In thousands)
Commercial loans	$3,149	$2,269
SBA loans	15,769	14,024

Total commercial loans	18,918	16,293

Construction	35,474	54,117

Indirect loans	1,333	1,551
Installment loans	1,729	112

Total consumer loans	3,062	1,663

First mortgage loans	2,466	3,833
Second mortgage loans	1,064	639

Total mortgage loans	3,530	4,472

Loans	$60,984	$76,545

*	Approximately $55 million and $58 million in loan balances were past due 90 days or more at September 30, 2011 and December 31, 2010, respectively.

Loans delinquent 30-89 days and troubled debt restructured loans accruing interest, segregated by class of loans at September 30, 2011 and December 31, 2010, were as follows:

	September 30, 2011		December 31, 2010
		Troubled		Troubled
		Debt		Debt
	Accruing	Restructured	Accruing	Restructured
	Delinquent	Loans	Delinquent	Loans
	30-89 Days	Accruing	30-89 Days	Accruing
	(In thousands)
Commercial loans	$1,295	$9,904	$2,075	$3,152
SBA loans	—	—	698	—
Construction loans	627	—	1,064	6,243
Indirect loans	2,604	2,851	4,936	—
Installment loans	313	23	265	—
First mortgage loans	717	—	723	—
Second mortgage loans	1,554	—	822	—

Total	$7,110	$12,778	$10,583	$9,395

There were no loans greater than 90 days delinquent and still accruing at September 30, 2011 and December 31, 2010.
Troubled Debt Restructurings (“TDRs”) are loans in which the borrower is experiencing financial difficulty and the Company has granted an economic concession to the borrower. Prior to modifying a borrower’s loan terms, the Company performs an evaluation of the borrower’s financial condition and ability to service under the potential modified loan terms. The types of concessions granted are generally interest rate reductions or term extensions. If a loan is accruing at the time of modification, the loan remains on accrual status and is subject to the Company’s charge-off and nonaccrual policies. If a loan is on nonaccrual before it is determined to be a TDR then the loan remains on nonaccrual. TDRs may be returned to accrual status if there has been at least a six month sustained period of repayment performance by the borrower. Generally, once a loan becomes a TDR, it is probable that the loan will likely continue to be reported as a TDR for the life of the loan. Interest income recognition on impaired loans is dependent upon nonaccrual status. The Company adopted ASU 2011-02 “A Creditor’s Determination of whether a Restructuring is a Troubled Debt Restructuring” for the period ended September 30, 2011 (see Note 11).
During the periods ended September 30, 2011 and 2010, certain loans were modified resulting in TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.
The following table presents loans by class which were modified as TDRs that occurred during the three and nine months ended September 30, 2011 and 2010 along with the type of modification.

	Troubled Debt Restructured		Troubled Debt Restructured
	During the Quarter Ended		During the Nine Months
	September 30, 2011		Ended September 30, 2011
	Interest Rate	Term	Interest Rate	Term
	(In thousands)
Commercial loans	$—	$—	$9,904	$—
SBA loans	—	—	—	—
Construction	—	—	5,812	—
Indirect loans	—	2,978	—	2,987
Installment loans	—	23	—	23
First mortgage loans	—	—	—	—
Second mortgage loans	—	—	—	—

Total	$—	$3,001	$15,716	$3,010

The following table presents the amount of loans which were restructured in the previous twelve months and which defaulted within each period.

Troubled Debt Restructured During
the Twelve Months Ended
September 30, 2011 and Defaulting
During
	The Three	The Nine
	Months Ended	Months Ended
	Sept. 30, 2011	Sept. 30, 2011
(In thousands)
Commercial loans	$—	$—
SBA loans	—	—
Construction	82	5,410
Indirect loans	253	284
Installment loans	—	—
First mortgage loans	—	—
Second mortgage loans	—	—

Total	$335	$5,694

Note:	A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.
The Company had TDRs with a balance of $21.3 million and $14.5 million at September 30, 2011 and December 31, 2010, respectively. There were charge-offs of TDR loans of $443,000 and $4.4 million for the quarter ended September 30, 2011 and the nine months ended September 30, 2011, respectively. There were charge-offs of TDR loans of $190,000 and $496,000 for the quarter ended September 30, 2010 and the nine months ended September 30, 2010, respectively. The Company is not committed to lend additional amounts as of September 30, 2011 and December 31, 2010 to customers with outstanding loans that are classified as TDRs. Charge-offs on such loans are factored into the rolling historical loss rate, which is used in the calculation of the allowance for loan losses.
Loans and allowance for loan loss individually and collectively evaluated by portfolio segment follow below:

	Three Months Ended September 30, 2011
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
	(In thousands)
Beginning balance	$7,755	$10,315	$7,600	$2,642	$1,489	$29,801
Charge-offs	(389)	(3,542)	(896)	(432)	—	(5,259)
Recoveries	60	115	223	41	—	439

Net Charge-offs	(329)	(3,427)	(673)	(391)	—	(4,820)
Provision for loan losses	897	2,716	354	467	(34)	4,400

Ending Balance	$8,323	$9,604	$7,281	$2,718	$1,455	$29,381

	Three Months Ended September 30, 2010
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
	(In thousands)
Beginning balance	$6,029	$9,599	$9,018	$1,165	$1,293	$27,104
Charge-offs	(246)	(2,198)	(1,568)	(137)	—	(4,149)
Recoveries	20	98	192	3	—	313

Net Charge-offs	(226)	(2,100)	(1,376)	(134)	—	(3,836)
Provision for loan losses	854	2,971	806	515	(121)	5,025

Ending Balance	$6,657	$10,470	$8,448	$1,546	$1,172	$28,293

	Nine Months Ended September 30, 2011
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
	(In thousands)
Beginning balance	$7,532	$9,286	$7,598	$2,570	$1,096	$28,082
Charge-offs	(978)	(9,704)	(3,286)	(731)	—	(14,699)
Recoveries	85	219	626	43	—	973

Net Charge-offs	(893)	(9,485)	(2,660)	(688)	—	(13,726)
Provision for loan losses	1,684	9,803	2,343	836	359	15,025

Ending Balance	$8,323	$9,604	$7,281	$2,718	$1,455	$29,381

	Nine Months Ended September 30, 2010
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
	(In thousands)
Beginning balance	$5,468	$11,436	$10,772	$1,093	$1,303	$30,072
Charge-offs	(466)	(6,529)	(5,463)	(266)	—	(12,724)
Recoveries	23	206	562	4	—	795

Net Charge-offs	(443)	(6,323)	(4,901)	(262)	—	(11,929)
Provision for loan losses	1,632	5,357	2,577	715	(131)	10,150

Ending Balance	$6,657	$10,470	$8,448	$1,546	$1,172	$28,293

	September 30, 2011
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
	(In thousands)
Individually evaluated for impairment	$1,509	$6,303	$1,302	$970	$—	$10,084
Collectively evaluated for impairment	6,814	3,301	5,979	1,748	1,455	19,297

Total allowance for loan losses	$8,323	$9,604	$7,281	$2,718	$1,455	$29,381

Individually evaluated for impairment	$35,843	$44,638	$1,942	$3,323		$85,746
Collectively evaluated for impairment	445,983	48,329	832,407	87,629		1,414,348

Total loans	$481,826	$92,967	$834,349	$90,952		$1,500,094

	December 31, 2010
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
	(In thousands)
Individually evaluated for impairment	$1,808	$5,603	$253	$1,221	$—	$8,885
Collectively evaluated for impairment	5,724	3,683	7,345	1,349	1,096	19,197

Total allowance for loan losses	$7,532	$9,286	$7,598	$2,570	$1,096	$28,082

Individually evaluated for impairment	$34,280	$69,619	$484	$4,690		$109,073
Collectively evaluated for impairment	444,222	45,605	715,701	88,771		1,294,299

Total loans	$478,502	$115,224	$716,185	$93,461		$1,403,372

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
Impaired loans, by class, are shown below.

	September 30, 2011			December 31, 2010
	Unpaid	Amortized	Related	Unpaid	Amortized	Related
	Principal	Cost(1)	Allowance	Principal	Cost(1)	Allowance
	(In thousands)
Impaired Loans with Allowance
Commercial loans	$7,938	$7,938	$973	$3,138	$3,108	$1,307
SBA loans	6,207	4,220	536	4,532	4,441	501
Construction loans	46,969	41,676	6,303	68,670	50,077	5,603
Indirect loans	488	488	135	484	484	253
Installment loans	1,445	1,415	1,167	—	—	—
First mortgage loans	1,909	1,907	417	3,047	3,033	716
Second mortgage loans	910	879	553	586	576	505

Loans	$65,866	$58,523	$10,084	$80,457	$61,719	$8,885

	September 30, 2011			December 31, 2010
	Unpaid	Amortized	Related	Unpaid	Amortized	Related
	Principal	Cost(1)	Allowance	Principal	Cost(1)	Allowance
	(In thousands)
Impaired Loans with No Allowance
Commercial loans	$8,779	$8,754	$—	$11,053	$11,041	$—
SBA loans	16,004	14,931	—	16,102	15,690	—
Construction loans	5,224	2,962	—	21,790	19,542	—
Indirect loans	—	—	—	—	—	—
Installment loans	38	39	—	—	—	—
First mortgage loans	536	537	—	1,013	984	—
Second mortgage loans	—	—	—	97	97	—

Loans	$30,581	$27,223	$—	$50,055	$47,354	$—

(1)	Amortized cost reflects charge-offs that have been recognized plus other amounts that have been applied to reduce net book balance.
Average impaired loans and interest income recognized, by class, are summarized below.

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
			Cash basis			Cash basis
		Interest Income	Interest Income		Interest Income	Interest Income
	Average	Recognized on	Recognized on	Average	Recognized on	Recognized on
	Impaired Loans	Impaired Loans	Impaired Loans	Impaired Loans	Impaired Loans	Impaired Loans
	(In thousands)
Commercial loans	$16,188	$15	$—	$3,951	$48	$—
SBA loans	20,578	292	—	15,051	312	—
Construction loans	47,808	95	—	60,487	49	—
Indirect loans	515	16	—	479	19	—
Installment loans	1,454	14	—	1,188	42	—
First mortgage loans	2,663	13	—	2,291	4	—
Second mortgage loans	882	—	—	324	—	—

	$90,088	$445	$—	$83,771	$474	$—

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
			Cash basis			Cash basis
		Interest Income	Interest Income		Interest Income	Interest Income
	Average	Recognized on	Recognized on	Average	Recognized on	Recognized on
	Impaired Loans	Impaired Loans	Impaired Loans	Impaired Loans	Impaired Loans	Impaired Loans
	(In thousands)
Commercial loans	$16,521	$42	$—	$2,353	$135	$—
SBA loans	19,783	802	—	12,589	587	—
Construction loans	56,022	315	—	66,478	187	—
Indirect loans	527	57	—	749	55	—
Installment loans	897	39	—	589	70	—
First mortgage loans	3,082	46	—	2,245	8	—
Second mortgage loans	722	—	—	357	—	—

	$97,554	$1,301	$—	$85,360	$1,042	$—

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
The table below shows the weighted average asset rating by class as of September 30, 2011 and December 31, 2010.

	Weighted Average Asset Rating
	September 30,	December 31,
	2011	2010
Commercial loans	3.84	3.87
SBA loans	4.37	4.36
Construction loans	5.03	5.06
Indirect loans	3.02	3.03
Installment loans	3.66	3.56
First mortgage loans	3.08	3.05
Second mortgage loans	3.17	3.18
The Bank uses FICO scoring to help evaluate the likelihood borrowers will pay their credit obligations as agreed. The weighted-average FICO score for the indirect loan portfolio, included in consumer installment loans, was 739 and 726 at September 30, 2011 and December 31, 2010, respectively.
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

At September 30, 2011 and December 31, 2010, the total fair value of servicing for mortgage loans was $8.8 million and $6.3 million, respectively. The fair value of servicing for SBA loans at September 30, 2011 and December 31, 2010, was $5.9 million and $3.8 million, respectively. To estimate the fair values of these servicing assets, consideration was given to dealer indications of market value, where applicable, as well as the results of discounted cash flow models using key assumptions and inputs for prepayment rates, credit losses, and discount rates. Carrying value of these servicing assets is shown below.

	September 30,	December 31,
	2011	2010
	(In thousands)
Mortgage servicing	$8,675	$5,495
SBA servicing	4,934	2,624
Indirect servicing	467	405

	$14,076	$8,524

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
During the nine months ended September 30, 2011 and 2010, the Company sold residential mortgage loans with unpaid principal balances of $532 million and $194 million, respectively on which the Company retained the related mortgage servicing rights (MSRs) and receives servicing fees. At September 30, 2011 and December 31, 2010, the approximate weighted average servicing fee was .25% of the outstanding balance of the residential mortgage loans. The weighted average coupon interest rate on the portfolio of mortgage loans serviced for others was 4.46% and 4.43% at September 30, 2011 and December 31, 2010, respectively.
The following is an analysis of the activity in the Company’s residential MSR and impairment for the quarters ended September 30, 2011 and 2010:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Residential Mortgage Servicing Rights
Beginning carrying value	$8,832	$1,082	$5,495	$875
Additions	2,341	1,713	6,151	2,051
Amortization	(414)	(88)	(912)	(177)
Impairment, net	(2,084)	(227)	(2,059)	(269)

Ending carrying value	$8,675	$2,480	$8,675	$2,480

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Residential Mortgage Servicing Impairment
Beginning balance	$60	$124	$85	$83
Additions	2,085	229	2,100	296
Recoveries	(1)	(2)	(41)	(27)

Ending balance	$2,144	$351	$2,144	$352

The Company uses assumptions and estimates in determining the impairment of capitalized MSRs. These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by market participants to value and bid MSRs available for sale in the market. At September 30, 2011, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the accompanying table.

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Residential Mortgage Servicing Rights
Fair Value of Residential Mortgage Servicing Rights	$8,785	$6,280

Composition of Residential Loans Serviced for Others:
Fixed-rate mortgage loans	98%	97%
Adjustable-rate mortgage loans	2%	3%
Total	100%	100%

Weighted Average Remaining Term	25.3 years	25.3 years

Prepayment Speed	17.48%	8.89%
Effect on fair value of a 10% increase	$(233)	$(213)
Effect on fair value of a 20% increase	(454)	(408)

Weighted Average Discount Rate	8.57%	9.34%
Effect on fair value of a 10% increase	$(453)	$(189)
Effect on fair value of a 20% increase	(860)	(364)
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
Information about the asset quality of mortgage loans managed by the Company is shown below.

	September 30, 2011
	Unpaid	Delinquent (days)		YTD
	Principal	30 to 89	90+	Charge-offs
	(In thousands)
Loan Servicing Portfolio	$1,005,599	$251	$416	$—
Mortgage Loans Held-for-Sale	71,063	—	—	—
Mortgage Loans Held-for-Investment	26,813	587	280	464

Total Residential Mortgages Serviced	$1,103,475	$838	$696	$464

SBA Loans
Certain transfers of SBA loans were executed with third parties. These SBA loans, which are typically partially guaranteed or otherwise credit enhanced, are generally secured by business property such as inventory, equipment and accounts receivable. As seller, the Company made certain representations and warranties with respect to the originally transferred loans. The Company has not incurred any material losses with respect to such representations and warranties.
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

During the nine months ended September 30, 2011 and 2010, the Company sold SBA loans with unpaid principal balances of $76 million and $16 million, respectively. The Company retained the related loan servicing rights and receives servicing fees. At September 30, 2011 and December 31, 2010, the approximate weighted average servicing fee as a percentage of the outstanding balance of the SBA loans was .90% and .94%, respectively. The weighted average coupon interest rate on the portfolio of loans serviced for others was 4.74% and 4.24% at September 30, 2011 and December 31, 2010, respectively.
The following is an analysis of the activity in the Company’s SBA loan servicing rights and impairment for the quarters ended September 30, 2011 and 2010:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
SBA Loan Servicing Rights
Beginning carrying value	$4,767	$2,196	$2,624	$2,405
Additions	326	424	2,941	651
Amortization	(180)	(105)	(505)	(489)
Impairment, net	21	(36)	(126)	(88)

Ending carrying value	$4,934	$2,479	$4,934	$2,479

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
SBA Servicing Rights Impairment
Beginning balance	$350	$147	$203	$95
Additions	143	49	341	158
Recoveries	(164)	(13)	(215)	(70)

Ending balance	$329	$183	$329	$183

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
The Company uses assumptions and estimates in determining the impairment of capitalized SBA loan servicing rights. These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by market participants to value and bid servicing rights available for sale in the market. At September 30, 2011, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the accompanying table.

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
SBA Loan Servicing Rights
Fair Value of SBA Servicing Rights	$5,876	$3,816

Composition of SBA Loans Serviced for Others:
Fixed-rate SBA loans	0%	0%
Adjustable-rate SBA loans	100%	100%
Total	100%	100%

Weighted Average Remaining Term	19.7 years	20.0 years

Prepayment Speed	5.60%	4.32%
Effect on fair value of a 10% increase	$(143)	$(88)
Effect on fair value of a 20% increase	(281)	(171)

Weighted Average Discount Rate	4.80%	4.35%
Effect on fair value of a 10% increase	$(173)	$(160)
Effect on fair value of a 20% increase	(336)	(244)

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
Information about the asset quality of SBA loans managed by Fidelity is shown below.

	September 30, 2011
	Unpaid	Delinquent (days)		YTD
	Principal	30 to 89	90+	Charge-offs
	(In thousands)
SBA Serviced for Others Portfolio	$159,035	$332	$—	$—
SBA Loans Held-for-Sale	24,205	—	—	—
SBA Loans Held-for-Investment	89,536	1,914	2,125	635

Total SBA Loans Serviced	$272,776	$2,246	$2,125	$635

Indirect Loans
The Bank purchases, on a nonrecourse basis, consumer installment contracts secured by new and used vehicles purchased by consumers from franchised motor vehicle dealers and selected independent dealers located throughout the Southeast. A portion of the indirect automobile loans the Bank originates is sold with servicing retained. Certain of these loans are exchanged for cash and servicing rights, which generate servicing assets for the Company. The servicing assets are recorded initially at fair value and subsequently amortized and evaluated for impairment. As seller, the Company has made certain standard representations and warranties with respect to the originally transferred loans. The estimate of reserve related to this liability, amount of loans repurchased, as well as asserted claims under these provisions, have been de minimus.
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

In April 2011, the FASB issued ASU No. 2011-02 “A Creditors Determination of Whether a Restructuring Is a Troubled Debt Restructuring” which clarifies a creditor’s determination of whether it has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. This ASU is effective for the first interim or annual period beginning after June 15, 2011. The Company has made the proper disclosure in these interim financial statement footnotes. The adoption of this ASU did not have a material impact on the Company’s financial position or statement of income.
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
12. Subsequent Event
On October 21, 2011, the Bank entered into a Purchase and Assumption Agreement (“Agreement”) with the FDIC, as Receiver of Decatur First Bank, Decatur, Georgia, and the FDIC, acting in its corporate capacity, pursuant to which the Bank acquired certain assets, and assumed substantially all of the deposits and certain liabilities, of Decatur First Bank.
Under the terms of the Agreement, the Bank acquired approximately $179.0 million in assets, including approximately $94.7 million in loans, and also assumed approximately $180.1 million in liabilities, including approximately $169.9 million in customer deposits. To settle the transaction, the FDIC made a cash payment to the Bank totaling $10.0 million. The Bank also has entered into a shared loss agreement pursuant to which the FDIC has agreed to certain reimbursements to the Bank for net losses incurred for loans and securities acquired in the transaction as described in the Company’s Form 8-K dated October 21, 2011, filed with the SEC.

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
The following analysis reviews important factors affecting our financial condition at September 30, 2011, compared to December 31, 2010, and compares the results of operations for the third quarter and nine months ended September 30, 2011 and 2010. These comments should be read in conjunction with our consolidated financial statements and accompanying notes appearing in this report and the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2010. All percentage and dollar variances noted in the following analysis are calculated from the balances presented in the accompanying consolidated financial statements.
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
These trends and events include (1) risks associated with our loan portfolio, including difficulties in maintaining quality loan growth, greater loan losses than historic levels, the risk of an insufficient allowance for loan losses, and expenses associated with managing nonperforming assets, unique risks associated with our construction and land development loans, our ability to maintain and service relationships with automobile dealers and indirect automobile loan purchasers, and our ability to profitably manage changes in our indirect automobile lending operations; (2) risks associated with adverse economic conditions, including risk of a continued decline in real estate values in the Atlanta, Georgia, metropolitan area and in eastern and northern Florida markets, conditions in the financial markets and economic conditions generally and the impact of recent efforts to address difficult market and economic conditions; a stagnant economy and its impact on operations and credit quality, the impact of a recession on our consumer loan portfolio and its potential impact on our commercial portfolio, changes in the interest rate environment and their impact on our net interest margin, and inflation; (3) risks associated with government regulation and programs, including risks arising from the terms of the U.S. Treasury Department’s (the “Treasury’s”) equity investment in us, and the resulting limitations on executive compensation imposed through our participation in the TARP Capital Purchase Program, uncertainty with respect to future governmental economic and regulatory measures, including the ability of the Treasury to unilaterally amend any provision of the purchase agreement we entered into as part of the TARP Capital Purchase Program, the winding down of governmental emergency measures intended to stabilize the financial system, and numerous legislative proposals to further regulate the financial services industry, the impact of and adverse changes in the governmental regulatory requirements affecting us, and changes in political, legislative and economic conditions; (4) the ability to maintain adequate liquidity and sources of liquidity; (5) our ability to maintain sufficient capital and to raise additional capital; (6) the accuracy and completeness of information from customers and our counterparties; (7) the effectiveness of our controls and procedures; (8) our ability to attract and retain skilled people; (9) greater competitive pressures among financial institutions in our market; (10) failure to achieve the revenue increases expected to result from our investments in our growth strategies, including our branch additions and in our transaction deposit and lending businesses; (11) the volatility and limited trading of our common stock; and (12) the impact of dilution on our common stock; (13) our ability to fully integrate, and to integrate successfully, the branches acquired through an FDIC assisted transaction into the Bank’s operations; (14) the risk that FDIC-assisted acquisitions may not produce revenue or earnings enhancements or cost savings at levels or within timeframes originally anticipated and may result in unforeseen integration difficulties; (15) the risk that changes in national and local economic conditions could lead to higher loan charge-offs in connection with our FDIC-assisted transactions, all of which may not be supported by loss-sharing agreements with the FDIC.
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
Results of Operations
Net Income
For the third quarter of 2011, the Company recorded net income of $2.1 million compared to net income of $2.1 million for the third quarter of 2010. Net income available to common equity was $1.3 million for both quarters ended September 30, 2011 and 2010. Basic and diluted earnings per share for the third quarter of 2011 were $0.10 and $0.09, respectively, compared to $0.12 and $0.10, respectively, for the three months ended September 30, 2010.

Net income for the nine months ended September 30, 2011 was $7.6 million compared to $7.1 million for the same period in 2010. Net income available to common equity was $5.1 million and $4.7 million for the nine month period ended September 30, 2011 and 2010, respectively. Basic and diluted earnings per share for the first nine months of 2011 were $0.43 and $0.38, respectively, compared to $0.43 and $0.39 for the nine months ended September 30, 2010. The increase in net income for the nine months ended September 30, 2011, compared to the same period in 2010 was primarily due to a $4.5 million increase in net interest income and a $6.4 million increase in noninterest income somewhat offset by a $4.9 million increase in provision for loan loss and a $6.0 million increase in noninterest expense.
Details of the changes in the various components of net income are further discussed below.
Net Interest Income

	Quarter Ended
	September 30, 2011			September 30, 2010
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income:
Taxable	$1,579,629	$21,208	5.33%	$1,504,460	$22,015	5.81%
Tax-exempt(1)	5,018	77	6.14%	5,252	82	6.20%

Total loans	1,584,647	21,285	5.33%	1,509,712	22,097	5.81%

Investment securities:
Taxable	202,678	1,470	2.90%	181,018	1,480	3.27%
Tax-exempt(2)	11,704	184	6.30%	11,705	183	6.25%

Total investment securities	214,382	1,654	3.09%	192,723	1,663	3.46%

Interest-bearing deposits	169,864	109	0.25%	69,789	43	0.24%
Federal funds sold	985	—	0.05%	642	—	0.07%

Total interest-earning assets	1,969,878	23,048	4.64%	1,772,866	$23,803	5.33%

Noninterest-earning:
Cash and due from banks	14,807			13,723
Allowance for loan losses	(28,945)			(26,825)
Premises and equipment, net	21,490			19,037
Other real estate	23,094			21,573
Other assets	87,814			75,724

Total assets	$2,088,138			$1,876,098

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand deposits	$431,245	$482	0.44%	$394,658	$984	0.99%
Savings deposits	410,570	547	0.53%	386,382	1,184	1.22%
Time deposits	670,506	2,781	1.65%	599,788	3,339	2.21%

Total interest-bearing deposits	1,512,321	3,810	1.00%	1,380,828	5,507	1.58%

Federal funds purchased	32	—	0.91%	—	—	—%
Securities sold under agreements to repurchase	17,331	9	0.21%	24,097	142	2.34%
Other short-term borrowings	22,500	159	2.81%	4,076	43	4.12%
Subordinated debt	67,527	1,122	6.59%	67,527	1,138	6.69%
Long-term debt	52,500	304	2.29%	70,924	446	2.49%

Total interest-bearing liabilities	1,672,211	5,404	1.28%	1,547,452	7,276	1.87%

Noninterest-bearing:
Demand deposits	223,372			172,785
Other liabilities	31,427			17,917
Shareholders’ equity	161,128			137,944

Total liabilities and shareholders’ equity	$2,088,138			$1,876,098

Net interest income/spread		$17,644	3.36%		$16,527	3.46%

Net interest margin			3.55%			3.70%

(1)	Interest income includes the effect of taxable equivalent adjustment for 2011 and 2010 of $27,000 and $29,000, respectively.

(2)	Interest income includes the effect of taxable-equivalent adjustment for 2011 and 2010 of $62,000 and $61,000, respectively.

	Year To Date
	September 30, 2011			September 30, 2010
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)

Assets
Interest-earning assets:
Loans, net of unearned income:
Taxable	$1,567,097	$64,151	5.47%	$1,444,046	$64,727	5.99%
Tax-exempt(1)	5,068	232	6.14%	5,280	242	6.16%

Total loans	1,572,165	64,383	5.47%	1,449,326	64,969	5.99%

Investment securities:
Taxable	201,923	4,628	3.06%	222,756	5,985	3.58%
Tax-exempt(2)	11,704	551	6.28%	11,706	547	6.22%

Total investment securities	213,627	5,179	3.24%	234,462	6,532	3.72%

Interest-bearing deposits	118,981	199	0.22%	84,792	149	0.23%
Federal funds sold	874	—	0.06%	616	—	0.08%

Total interest-earning assets	1,905,647	69,761	4.89%	1,769,196	$71,650	5.41%

Noninterest-earning:
Cash and due from banks	13,963			8,906
Allowance for loan losses	(28,772)			(28,227)
Premises and equipment, net	20,565			18,696
Other real estate	21,497			23,786
Other assets	85,889			77,488

Total assets	$2,018,789			$1,869,845

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand deposits	$421,133	$1,852	0.59%	$314,666	$2,215	0.94%
Savings deposits	411,980	2,782	0.90%	427,488	4,684	1.46%
Time deposits	640,285	8,156	1.70%	648,487	11,833	2.44%

Total interest-bearing deposits	1,473,398	12,790	1.16%	1,390,641	18,732	1.80%

Federal funds purchased	11	—	0.91%	989	7	0.94%
Securities sold under agreements to repurchase	19,566	199	1.36%	22,556	319	1.89%
Other short-term borrowings	14,744	313	2.84%	19,377	572	3.94%
Subordinated debt	67,527	3,365	6.66%	67,527	3,378	6.69%
Long-term debt	60,256	1,056	2.34%	57,052	1,135	2.66%

Total interest-bearing liabilities	1,635,502	17,723	1.45%	1,558,142	24,143	2.07%

Noninterest-bearing:
Demand deposits	206,566			163,476
Other liabilities	26,582			14,749
Shareholders’ equity	150,139			133,478

Total liabilities and shareholders’ equity	$2,018,789			$1,869,845

Net interest income/spread		$52,038	3.44%		$47,507	3.34%

Net interest margin			3.65%			3.59%

(1)	Interest income includes the effect of taxable equivalent adjustment for 2011 and 2010 of $81,000 and $83,000, respectively.

(2)	Interest income includes the effect of taxable-equivalent adjustment for 2011 and 2010 of $185,000 and $182,000, respectively.
Net interest income for the three months ended September 30, 2011, increased $1.1 million or 6.8% to $17.6 million compared to the same period in 2010. The cost of funds on total interest bearing liabilities decreased 59 basis points to 1.28% for the third quarter of 2011 compared to the same period in 2010 as a result of a continued reduction in deposit interest rates in response to the market and our local competition. The average balance of interest-earning assets increased by $197.0 million or 11.1% to $1.970 billion for the third quarter of 2011, when compared to the same period in 2010. The yield on interest-earning assets for the third quarter of 2011 was 4.64%, a decrease of 69 basis points when compared to the yield on interest-earning assets for the same period in 2010. The average balance of loans outstanding for the third quarter of 2011 increased $74.9 million or 5.0% to $1.585 billion when compared to the same period in 2010. The increase in the loan portfolio was led by growth in the indirect lending portfolio due to competitive pricing in the marketplace and a general recovery of automobile sales. The yield on average loans outstanding for the quarter ended September 30, 2011 decreased 48 basis points to 5.33% when compared to the same period in 2010. Also contributing to the reduction in yield on earning assets was a $100.1 million or 143.4% increase in average investment in interest-bearing deposits which yielded .25% due to strong core deposit growth.

Net interest income for the first nine months ended September 30, 2011, increased $4.5 million or 9.6% to $51.8 million compared to the same period in 2010. The cost of funds on total interest bearing liabilities decreased 62 basis points to 1.45% for the first nine months of 2011 compared to the same period in 2010 as a result of a continued reduction in deposit interest rates. The average balance of interest-earning assets increased by $136.5 million or 7.7% to $1.906 billion for the first nine months of 2011, when compared to the same period in 2010. The yield on interest-earning assets for the first nine months of 2011 was 4.89%, a decrease of 52 basis points when compared to the yield on interest-earning assets for the same period in 2010. The average balance of loans outstanding for the first nine months of 2011 increased $122.8 million or 8.5% to $1.572 billion when compared to the same period in 2010 led by an increase in the indirect lending portfolio.
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
In determining the appropriate level for the allowance, management ensures that the overall allowance appropriately reflects a margin for the imprecision inherent in most estimates of the range of probable credit losses. This additional amount, if any, is reflected in the overall allowance. Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio at September 30, 2011 (see “Asset Quality”).
The provision for loan losses for the third quarter and first nine months of 2011 was $4.4 million and $15.0 million, respectively, compared to $5.0 million and $10.2 million for the same periods in 2010. The year to date increase was primarily a result of an increase in general reserves related to growth in the loan portfolio, and an increase in net charge-offs. From January 1, 2008 to September 30, 2011, net charge-offs were $84.7 million and the Company recorded an aggregate provision for loan losses of $97.5 million. For every dollar of net charge-offs realized, the Company recorded $1.15 in provision during this period.

The following schedule summarizes changes in the allowance for loan losses for the periods indicated:

	Nine Months Ended		Year Ended
	September 30,		December 31,
	2011	2010	2010
	(Dollars in thousands)

Balance at beginning of period	$28,082	$30,072	$30,072
Charge-offs:
Commercial, financial and agricultural	265	144	883
SBA	713	322	381
Real estate-construction	9,704	6,529	11,274
Real estate-mortgage	731	266	656
Consumer installment	3,286	5,463	7,086

Total charge-offs	14,699	12,724	20,280

Recoveries:
Commercial, financial and agricultural	7	23	23
SBA	78	—	5
Real estate-construction	219	206	361
Real estate-mortgage	43	4	8
Consumer installment	626	562	768

Total recoveries	973	795	1,165

Net charge-offs	13,726	11,929	19,115
Provision for loan losses	15,025	10,150	17,125

Balance at end of period	$29,381	$28,293	$28,082

Annualized ratio of net charge-offs to average loans	1.26%	1.22%	1.44%

Allowance for loan losses as a percentage of loans at end of period	1.96%	2.09%	2.00%

SBA loan net charge-offs were $635,000 for the first nine months of 2011 compared to $322,000 for the same period in 2010. Nonaccrual loans increased from $12.7 million at September 30, 2010 to $15.8 million at September 30, 2011. Management expects fourth quarter charge-offs to be consistent with the first nine months of 2011.
Construction loan net charge-offs were $9.5 million in the first nine months of 2011 compared to $6.3 million in the same period in 2010. Management will continue to monitor closely and aggressively address credit quality and trends in the residential construction loan portfolio.
Substantially all of the consumer installment loan net charge-offs in the first nine months of 2011 and 2010 were from the indirect automobile loan portfolio. Consumer installment loan net charge-offs decreased $2.2 million to $2.7 million for the nine months ended September 30, 2011, compared to the same period in 2010 as the overall economy showed signs of improvement. The annualized ratio of net charge-offs to average consumer loans outstanding was .47% and 1.06% during the first nine months of 2011 and 2010, respectively.
Noninterest Income
Noninterest income for the third quarter of 2011 was $10.0 million compared to $11.6 million for the same period in 2010, a decrease of $1.6 million for the three month period. The decrease is primarily the result of a decrease in mortgage banking activities. For the nine month period ended September 30, 2011, compared to 2010, noninterest income increased $6.4 million to $35.8 million. The increase was a result of higher income from SBA lending activities, higher income from mortgage banking activities, and increased income from indirect lending activities somewhat offset by lower securities gains.
For the third quarter and first nine months of 2011 compared to the same periods in 2010, income from SBA lending activities decreased $195,000 and increased $4.8 million to $756,000 and $6.6 million, respectively. The increase for the nine month period was primarily due to an increase in the gain on loans sold. SBA loans sold totaled $8.1 million and $76.5 million for the third quarter and first nine months of 2011 compared to $9.8 million and $16.3 million sold in the third quarter and first nine months of 2010. The increase for the nine month period was somewhat due to the updated accounting guidance for transfers of financial assets effective January 1, 2010. In addition, with the improvement in credit markets, demand for loan sales and therefore the market price and profit on loan sales continued to improve in 2011.

Income from mortgage banking activities decreased $1.9 million to $5.2 million for the quarter ended September 30, 2011 compared to the same period in 2010 primarily due to a $1.9 million increase in the impairment against the mortgage servicing asset as a result of historically low mortgage interest rates and higher prepayments. Income from mortgage banking activities increased $1.8 million to $16.6 million for the nine months ended September 30, 2011 compared to the same period in 2010 due to the $2.6 million increase in the gain on loans sold, net of a $711,000 decrease in other fee income primarily caused by the mortgage servicing impairment. Mortgage loans sold totaled $842 million for the first nine months of 2011 compared to $749 million sold for the same period in 2010. Historically low interest rates and an increase in origination staff contributed to the increase in volume of loans originated.
Income from indirect lending activities increased $400,000 and $913,000 to $1.6 million and $4.3 million, respectively, for the quarter and nine months ended September 30, 2011 compared to the same periods in 2010. The increases were primarily due to an increase in the gain on loans sold. Indirect lending loans sold totaled $38.9 million and $95.7 million for the third quarter and first nine months of 2011 compared to $15.9 million and $51.3 million sold in the third quarter and first nine months of 2010.
Securities gains decreased $1.2 million to $1.1 million for the first nine months of 2011 compared to the same period in 2010 because of a decrease in the volume of securities sold for the periods. In 2011, the Bank sold $31.7 million compared to $98.3 million for 2010.
Noninterest Expense
Noninterest expense was $20.4 million for the third quarter of 2011, compared to $20.0 million for the same period in 2010, an increase of $436,000 or 2.2%. For the nine months ended September 30, 2011, noninterest expense increased $6.0 million to $61.8 million compared to the same period in 2010. For the third quarter, the increase was a result of higher other operating expense which increased $818,000 or 34.7% due to higher legal expense, higher losses and reserves primarily related to the establishment of certain mortgage lending reserves, and higher credit reporting expense due to loan growth in the mortgage division. Somewhat offsetting this increase was a decrease in FDIC insurance expense of $462,000 to $428,000 as a result of a reduction in the FDIC assessment rate and base. For the nine months ended September 30, 2011, the increase was a result of higher salaries and benefits expense which increased $3.5 million or 11.4% as a result of the expansion of the mortgage division and an increase in lenders in the SBA, Commercial, Private Banking and Indirect Auto Lending divisions. Other operating expense increased $2.1 million or 33.1% due to higher legal expense, insurance expense, higher credit reporting expense due to loan growth in the mortgage division and an increase in advertising expense. Details of ORE expense are presented below.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	$	%	$	%	$	%	$	%
	(Dollars in thousands)

Writedown of ORE	$677	51.4%	$698	49.5%	$3,347	60.1%	$3,681	62.0%
ORE real property taxes	115	8.7	159	11.3	374	6.7	546	9.2
Foreclosure expense	241	18.3	354	25.1	1,081	19.4	1,116	18.8
ORE misc. expense	283	21.6	200	14.1	765	13.8	596	10.0

Other real estate expense	$1,316	100.0%	$1,411	100.0%	$5,567	100.0%	$5,939	100.0%

Provision for Income Taxes
The provision for income taxes for the third quarter of 2011 was $608,000, compared to $913,000 for the same period in 2010. For the nine month period ended September 30, 2011, provision for income taxes was $3.2 million compared to $3.5 million for the nine month period ended September 30, 2010. The decreased income tax expense for the third quarter of 2011 was primarily the result of a decrease in income before taxes. The effective income tax rate at September 30, 2011, differs from the statutory rate primarily due to benefits related to increases in the cash surrender value of life insurance.
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
Four sources of taxable income are considered in determining whether a valuation allowance is required, included as set forth within ASC 740: taxable income in prior years, future reversals of existing taxable temporary differences, tax planning strategies and future taxable income. Management has concluded that it will more likely than not realize the benefit of its net DTA as of September 30, 2011, based to a large extent on its reliance on projections of future taxable income. Management believes that sufficient taxable income will be present in near term future periods to fully realize these net DTAs.

Financial Condition
Total assets were $2.110 billion at September 30, 2011, compared to $1.945 billion at December 31, 2010, an increase of $164.4 million, or 8.5%. This increase was due to an increase of $96.7 million in loans, $77.0 in investments available-for-sale, and $70.5 million in cash and cash equivalents somewhat offset by a $84.6 million decrease in loans held-for-sale.
Loans increased $96.7 million or 6.9% to $1.500 billion at September 30, 2011, compared to $1.403 billion at December 31, 2010. The increase in loans was primarily the result of an increase in consumer loans of $118.2 million or 16.5% to $834.3 million. Consumer installment loans increased as the Bank grew its indirect automobile loan portfolio by expanding its lending area. Somewhat offsetting these increases was a decrease in real estate construction loans of $22.3 million or 19.3% to $93.0 million. As the slow real estate market continued during the first nine months of 2011, demand for construction loans continued to be limited and the portfolio balance continued to decrease including $18.9 million in loans that were transferred to other real estate.
Investment securities available-for-sale increased $77.0 million or 47.7% to $238.5 million at September 30, 2011, compared to December 31, 2010. The Company completed several investment purchases and sales in an effort to extend the maturity of the portfolio, to enact tax strategies and to improve the risk based capital requirement profile of the investment portfolio. Six agency step-up securities totaling $53.2 million were called. In addition, the Bank sold $31.7 million in agency mortgage-backed securities in 2011. To replace the securities sold and called, the Bank purchased $171.8 million in new securities including $78.6 million in GNMA securities and $93.2 million in FHLB step-up securities. These purchases were primarily funded with excess liquidity generated by core deposit growth.
Cash and cash equivalents increased $70.5 million or 147.6% to $118.2 million at September 30, 2011, compared to December 31, 2010. This balance varies with the Bank’s liquidity needs and is influenced by scheduled loan closings, investment purchases, timing of customer deposits, and loan sales.
Loans held-for-sale decreased $84.6 million or 40.3% to $125.3 million at September 30, 2011, compared to December 31, 2010. The decrease was due primarily to a decrease in mortgage loans held-for-sale as a result of increased sales to FNMA and increased frequency of loan sales.

The following schedule summarizes our total loans at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
	(In thousands)
Loans:
Commercial	$392,289	$384,220
SBA loans	89,537	94,282

Total commercial loans	481,826	478,502

Construction	92,967	115,224

Indirect loans	815,238	695,754
Installment loans	19,111	20,431

Total consumer loans	834,349	716,185

First mortgage loans	32,974	34,367
Second mortgage loans	57,978	59,094

Total mortgage loan	90,952	93,461

Loans	1,500,094	1,403,372
Allowance for loan losses	(29,381)	(28,082)

Loans, net of allowance	$1,470,713	$1,375,290

Total Loans:
Loans	$1,500,094	$1,403,372
Loans Held-for-Sale:
Residential mortgage	71,063	155,029
Indirect	30,000	30,000
SBA	24,205	24,869

	125,268	209,898

	$1,625,362	$1,613,270

Asset Quality
The following schedule summarizes our asset quality at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
	(Dollars in thousands)
Nonperforming assets:
Nonaccrual loans	$60,984	$76,545
Repossessions	1,077	1,119
Other real estate	24,494	20,525

Total nonperforming assets	86,555	98,189
Other classified assets	31,435	39,221

Total classified assets	$117,990	$137,410

Includes SBA guaranteed loans of approximately	$8,641	$7,818

Loans 90 days past due and still accruing	$422	$—

Allowance for loan losses	$29,381	$28,082

Ratio of loans past due and still accruing to loans	0.03%	—%

Ratio of nonperforming assets to total loans, ORE, and repossessions	5.24%	6.01%

Allowance to period-end loans	1.96%	2.00%

Allowance to nonaccrual loans and repossessions (coverage ratio)	0.47x	.36x

Classified assets to tier one capital and allowance for loan losses	48.86%	66.56%

The $61.0 million in nonaccrual loans at September 30, 2011, included $35.5 million in residential construction related loans, $18.9 million in commercial and SBA loans and $6.6 million in retail and consumer loans. Of the $35.5 million in residential construction related loans on nonaccrual, $9.6 million was related to 64 single family construction loans with completed homes and homes in various stages of completion, $16.4 million was related to 640 single family developed lots, and $9.5 million related to other loans.
The $24.5 million in other real estate at September 30, 2011, was made up of twelve commercial properties with a balance of $8.0 million and the remainder were residential construction related balances which consisted of $5.4 million in 60 residential single family homes completed or substantially completed, $9.4 million in 460 single family developed lots, and $1.7 million in two parcels of undeveloped land.
The Bank makes standard representations and warranties in the normal course of selling mortgage loans in the secondary market. We have not experienced any material repurchase requests as a result of these obligations related to the representations and warranties. The Bank does not securitize the mortgages it originates.
Deposits

	September 30, 2011		December 31, 2010
	$	%	$	%
	(Dollars in millions)
Core deposits(1)	$1,414.1	80.1%	$1,304.5	80.9%
Time deposits greater than $100,000	322.3	18.3	246.3	15.2
Brokered deposits	29.1	1.6	62.5	3.9

Total deposits	$1,765.5	100.0%	$1,613.3	100.0%

(1)	Core deposits include noninterest-bearing demand, money market and interest-bearing demand, savings deposits, and time deposits less than $100,000.
Total deposits at September 30, 2011, were $1.766 billion compared to $1.613 billion at December 31, 2010, a $152.3 million or 9.4% increase. Along with the increase in total deposits, the designed change to the deposit mix and interest rate paid on deposits demonstrates the Company’s commitment to improved net interest margin and liquidity. Time deposits greater than $100,000 increased $75.9 million or 30.8% to $322.3 million. Noninterest-bearing demand deposits increased $62.0 million or 33.4% to $247.7 million. Interest-bearing demand deposits increased $19.6 million or 4.6% to $447.2 million. Time deposits greater than $100,000 increased as management began to prepare for future increases in interest rates by lengthening deposit maturities. Noninterest-bearing demand accounts increased primarily due to unlimited protection from the FDIC under the Temporary Liquidity Guarantee Program as well as increases in deposits associated with mortgage and SBA escrow accounts. Interest-bearing demand accounts increased as customers continued to stay liquid in the historically low interest rate environment.
Other Long-Term Debt
Other long-term debt decreased $22.5 million or 30.0% to $52.5 million at September 30, 2011, compared to $75.0 million at December 31, 2010. The decrease is a result of the reclassification of three FHLB advances totaling $22.5 million from long-term borrowings to short-term borrowings. A $5.0 million 3.29% FHLB advance maturing March 12, 2012, a $2.5 million 3.25% FHLB advances maturing April 2, 2012, and a $15.0 million 2.56% FHLB advance maturing April 13, 2012 were reclassified during the first nine months of 2011.

	September 30,	December 31,
	2011	2010
	(In thousands)

Long-Term Debt

FHLB three year Fixed Rate Advance with interest at 1.76% maturing July 16, 2013	$25,000	$25,000

FHLB four year Fixed Rate Advance with interest at 3.2875% maturing March 12, 2012	—	5,000

FHLB five year European Convertible Advance with interest at 2.395% maturing March 12, 2013, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of two years	5,000	5,000

FHLB five year European Convertible Advance with interest at 2.79% maturing March 12, 2013, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of three years	5,000	5,000

FHLB four year Fixed Rate Credit Advance with interest at 3.24% maturing April 2, 2012	—	2,500

FHLB five year European Convertible Advance with interest at 2.40% maturing April 3, 2013, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of two years	2,500	2,500

FHLB four year Fixed Rate Credit Advance with interest at 2.90% maturing March 11, 2013	15,000	15,000

FHLB three year Fixed Rate Credit Advance with interest at 2.56% maturing April 13, 2012	—	15,000

Total long-term debt	$52,500	$75,000

Subordinated Debt
The Company has five unconsolidated business trust (“trust preferred”) subsidiaries that are variable interest entities. The Company’s subordinated debt consists of the outstanding obligations of the five trust preferred issues and the amounts to fund the investments in the common stock of those entities.
The following schedule summarizes our subordinated debt at September 30, 2011:

Type	Issued(1)	Subordinated Debt	Interest Rate
	(Dollars in thousands)

Trust Preferred	March 8, 2000	$10,825	Fixed @ 10.875%
Trust Preferred	July 19, 2000	10,309	Fixed @ 11.045%
Trust Preferred	June 26, 2003	15,464	Variable @ 3.45%(2)
Trust Preferred	March 17, 2005	10,310	Variable @ 2.24%(3)
Trust Preferred	August 20, 2007	20,619	Fixed @ 6.620%(4)

		$67,527

(1)	Each trust preferred security has a final maturity thirty years from the date of issuance.

(2)	Reprices quarterly at a rate 310 basis points over three month LIBOR and is subject to refinancing or repayment at par with regulatory approval.

(3)	Reprices quarterly at a rate 189 basis points over three month LIBOR.

(4)	Five year fixed rate, and then reprices quarterly at a rate 140 basis points over three month LIBOR.
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
In addition to the ability to increase brokered deposits and retail deposits, as of September 30, 2011, we had the following sources of available unused liquidity:

September 30, 2011
(In thousands)
Unpledged securities	$119,000
FHLB advances	11,000
FRB lines	275,000
Unsecured Federal funds lines	47,000
Additional FRB line based on eligible but unpledged collateral	356,000

Total sources of available unused liquidity	$808,000

The Company’s net liquid asset ratio, defined as federal funds sold, investments maturing within 30 days, unpledged securities, available unsecured federal funds lines of credit, FHLB borrowing capacity and available brokered certificates of deposit divided by total assets was 15.3% at September 30, 2010, 16.1% at December 31, 2010 and 24.2% at September 30, 2011.
Shareholders’ Equity
Shareholders’ equity was $163.0 million at September 30, 2011, and $140.5 million at December 31, 2010. The increase in shareholders’ equity in the first nine months of 2011 was primarily the result of a private placement of common stock in May 2011 of $14.4 million and net income for the first nine months of 2011.
At September 30, 2011 and December 31, 2010, the Company exceeded all minimum capital ratios required by the FRB, as reflected in the following schedule:

	FRB Minimum	September 30,	December 31,
Capital Ratios:	Capital Ratio	2011	2010

Leverage	4.00%	10.16%	9.36%
Risk-Based Capital
Tier I	4.00	12.35	10.87
Total	8.00	14.31	13.28

The following table sets forth the capital requirements for the Bank under FDIC regulations and the Bank’s capital ratios at September 30, 2011 and December 31, 2010, respectively:

	FDIC Regulations	September 30,	December 31,
Capital Ratios:	Well Capitalized	2011	2010

Leverage	5.00%	9.38%	9.49%
Risk-Based Capital
Tier I	6.00	11.39	11.02
Total	10.00	13.23	12.89
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
During 2010 and the first six months of 2011, we did not pay any cash dividends on our common stock. On July 21, 2011, the Board of Directors reinstated the cash dividend by declaring a $.01 dividend per share on common stock payable on August 16, 2011, to shareholders of record on August 1, 2011. On October 20, 2011, the Board of Directors declared a cash dividend of $.01 per share on common stock payable on November 14, 2011 to shareholders of record on November 1, 2011. Dividends for the remainder of 2011 will be reviewed, declared and paid consistent with current earnings, capital requirements and forecasts of future earnings.
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
The interest rate sensitivity structure within our balance sheet at September 30, 2011, indicated a cumulative net interest sensitivity asset gap of 10.59% when projecting out six months. When projecting forward one year, there was a cumulative net interest sensitivity asset gap of 8.47%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. Our policy states that the cumulative gap at six months and one year should generally not exceed 15% and 10%, respectively. The Bank was within established tolerances at September 30, 2011.
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
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to claims and lawsuits arising in the course of normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of September 30, 2011, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our results of operations or financial condition.
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

FIDELITY SOUTHERN CORPORATION (Registrant)
Date: November 8, 2011	BY:	/s/ James B. Miller, Jr.
James B. Miller, Jr.
Chief Executive Officer

Date: November 8, 2011	BY:	/s/ Stephen H. Brolly
Stephen H. Brolly
Chief Financial Officer