Form 10-K
period 2011-12-31
FIDELITY SOUTHERN CORP
filed 2012-03-27
CIK 822662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the registrant) as of June 30, 2011 (based on the average bid and ask price of the Common Stock as quoted on the NASDAQ National Market System on June 30, 2011), was $62,193,598.

At March 9, 2012, there were 13,751,908 shares of Common Stock outstanding, without stated par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

At December 31, 2011, we had total assets of $2.235 billion, total loans of $1.757 billion, total deposits of $1.872 billion, and shareholders’ equity of $167.3 million. In addition, in October 2011 we acquired Decatur First Bank, with approximately $79.4 million in loans and $169.9 million in deposits, in an FDIC-assisted acquisition. For more general information about our business and recent material transactions, see Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward-Looking Statements

This report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations relating to present or future trends or factors generally affecting the banking industry and specifically affecting our operations, markets and services. Without limiting the foregoing, the words “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon assumptions we believe are reasonable and may relate to, among other things, the difficult economic conditions and the economy’s impact on operating results, credit quality, liquidity, capital, the adequacy of the allowance for loan losses, changes in interest rates, and litigation results. These forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those projected for many reasons, including without limitation, changing events and trends that have influenced our assumptions.

These trends and events include (1) risks associated with our loan portfolio, including difficulties in maintaining quality loan growth, greater loan losses than historic levels, the risk of an insufficient allowance for loan losses, and expenses associated with managing nonperforming assets, unique risks associated with our construction and land development loans, our ability to maintain and service relationships with automobile dealers and indirect automobile loan purchasers, and our ability to profitably manage changes in our indirect automobile lending operations; (2) risks associated with adverse economic conditions, including risk of continued stagnation in real estate values in the Atlanta, Georgia, metropolitan area and in eastern and northern Florida markets, conditions in the financial markets and economic conditions generally and the impact of efforts to address difficult market and economic conditions; a stagnant economy and its impact on operations and credit quality, the impact of a recession on our consumer loan portfolio and its potential impact on our commercial portfolio, changes in the interest rate environment and their impact on our net interest margin, and inflation; (3) risks associated with government regulation and programs, including risks arising from the terms of the U.S. Treasury Department’s (the “Treasury’s”) equity investment in us, and the resulting limitations on executive compensation imposed through our participation in the TARP Capital Purchase Program, uncertainty with respect to future governmental economic and regulatory measures, including the ability of the Treasury to unilaterally amend any provision of the purchase agreement we entered into as part of the TARP Capital Purchase Program, new regulatory requirements imposed by the Bureau of Consumer Financial Protection, new regulatory requirements for residential mortgage loan services, the winding down of governmental emergency measures intended to stabilize the financial system, and numerous legislative proposals to further regulate the financial services industry, the impact of and adverse changes in the governmental regulatory requirements affecting us, and changes in political, legislative and economic conditions; (4) the ability to maintain adequate liquidity and sources of liquidity; (5) our ability to maintain sufficient capital and to raise additional capital; (6) the accuracy and completeness of information from customers and our counterparties; (7) the effectiveness of our controls and procedures; (8) our ability to attract and retain skilled people; (9) greater competitive pressures among financial institutions in our market; (10) failure to achieve the revenue increases expected to result from our investments in our growth strategies, including our branch additions and in our transaction deposit and lending businesses; (11) the volatility and limited trading of our common stock; (12) the impact of dilution on our common stock; (13) risks related to FDIC-assisted transactions; compliance with certain requirements under our FDIC loss share agreements; changes in national and local economic conditions resulting in higher charge-offs not covered by the FDIC loss share agreement; and (14) risks associated with technological changes and the possibility of Cyberfraud.

This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included herein and are not intended to represent a complete list of all risks and uncertainties in our business. Investors are encouraged to read the risks discussed under “Item 1A.—Risk Factors.”

Market Area, Products and Services

The Bank provides an array of financial products and services for business and retail customers primarily through 26 branches in Fulton, Dekalb, Cobb, Clayton, Gwinnett, Rockdale, Coweta, Henry, Morgan, Greene, and Barrow Counties in Georgia, a branch in Jacksonville, Duval County, Florida, and on the Internet at www.lionbank.com. The Bank’s customers are primarily individuals and small and medium sized businesses located in Georgia. Mortgage and construction loans are also provided through a branch in Jacksonville, Florida. Mortgage loans, automobile loans, and Small Business Administration (“SBA”) loans are provided through employees located throughout the South.

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

We have generally grown our assets, deposits, and business internally by building on our lending products, expanding our deposit products and delivery capabilities, opening new branches, and hiring experienced bankers with existing customer relationships in our market. We do not purchase loan participations from any other financial institution. We have participated in a FDIC-assisted transaction and will continue to review the opportunities.

Deposits

The Bank offers a full range of depository accounts and services to both individuals and businesses. As of December 31, 2011, deposits totaled $1.872 billion, consisting of:

	December 31, 2011		December 31, 2010
	Amount	%	Amount	%
	(Dollars in millions)
Noninterest-bearing demand deposits	$270	14.4%	$186	11.5%
Interest-bearing demand deposits and money market accounts	527	28.2	428	26.5
Savings deposits	389	20.8	398	24.7
Time deposits	667	35.6	539	33.5
Brokered time deposits	19	1.0	62	3.8

Total	$1,872	100.0%	$1,613	100.0%

During 2011, the Bank continued a marketing program to increase the number and volume of our personal and business demand deposit accounts with the goals of building relationships with existing customers, adding new customers, increasing transaction accounts, and helping manage our cost of funds. Deposits also increased due to the FDIC-assisted acquisition of Decatur First Bank. We believe the marketing program has been a contributing factor to the growth in the Bank’s core deposits in 2011. Based on the success of this program, the Bank intends to continue this marketing program during 2012.

Lending

The Bank’s primary lending activities include commercial loans to small and medium sized businesses, SBA sponsored loans, consumer loans (primarily indirect automobile loans), construction loans, and residential real estate loans. Commercial lending consists of the extension of credit for business purposes, primarily in the Atlanta metropolitan area. SBA loans, originated in the Atlanta metropolitan area and throughout the South, are primarily made through the Bank’s SBA loan production offices located in Georgia, Tennessee, Florida, North Carolina and Texas. Indirect loans are originated in Georgia, Florida, North Carolina, South Carolina, Alabama, Mississippi, Virginia and Tennessee. The Bank offers direct installment loans to consumers on both a secured and unsecured basis. Secured construction loans to homebuilders and developers and residential mortgages are primarily made in the Atlanta, Georgia, and Jacksonville, Florida, metropolitan areas.

As of December 31, 2011, the Bank had total loans outstanding, including loans held-for-sale, consisting of:

	Total Loans	Held-for-Sale	Loans
	(In thousands)
Commercial	$549,340	$12,942	$562,282
Construction	97,710	—	97,710
Consumer	857,175	30,000	887,175
Mortgage	119,646	90,907	210,553

Total	$1,623,871	$133,849	$1,757,720

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

Commercial Real Estate Lending

The Bank engages in commercial real estate lending through direct originations. The Bank does not purchase loan participations from other banks, although in 2011 the Bank did purchase approximately $12 million of commercial real estate loans from the FDIC through a failed bank acquisition. The Bank’s primary focus is on originating owner-occupied loans to finance real estate out of which an individual or company will operate their business. Non-owner occupied real estate loans for investment purposes are made on a selective basis and only where the borrowers or guarantors add substantial support to their credit. Loans where the sole source of repayment is derived from the project, or where the absence of the project’s success would call into question the ability of the borrower to service the debt, are avoided. The Bank’s commercial real estate loans are made to individuals and to small and medium sized businesses to provide loan diversification, to generate assets that are sensitive to fluctuations in interest rates, and to generate deposit and other relationships. Commercial real estate loans are generally prime-based floating-rate loans or shorter-term (one to five year) fixed-rate loans. Approximately 57% of our commercial real estate loans are owner occupied real estate loans. The remaining non-owner occupied loans were made to established commercial customers for purposes other than retail development.

The Bank’s portfolio of SBA loans and SBA loans held-for-sale are primarily commercial real estate related, with a portion of each loan guaranteed by the SBA or with other credit enhancements provided by the government.

Indirect Automobile Lending

The Bank purchases, on a nonrecourse basis, consumer installment contracts secured by new and used vehicles purchased by consumers from franchised motor vehicle dealers and selected independent dealers located throughout the Southeast. A portion of the indirect automobile loans the Bank originates is generally sold with servicing retained. During 2011, the Bank produced approximately $644 million of indirect automobile loans, while profitably selling $140 million to third parties with servicing retained. At December 31, 2011, we were servicing $206 million in loans we had sold, primarily to other financial institutions.

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

Real Estate Mortgage Lending

The Bank’s residential mortgage loan business focuses on one-to-four family properties. We offer Federal Housing Authority (“FHA”), Veterans Administration (“VA”), and conventional and non-conforming residential mortgage loans. The Bank operates our retail residential mortgage banking business from multiple locations in the Atlanta metropolitan area, Jacksonville, Florida, Colorado Springs, Colorado, Savannah, Georgia and Loudon, Virginia. We also operate a wholesale lending division purchasing loans from qualified brokers and correspondents in the Southeast and Mid-Atlantic regions. The Bank is an approved originator and servicer for the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”), and is an approved originator for loans insured by the Department of Housing and Urban Development (“HUD”).

The balances of mortgage loans held-for-sale fluctuate due to economic conditions, interest rates, the level of real estate activity, the amount of mortgage loans retained by the Bank, and seasonal factors. During 2011, we originated and sold to third parties approximately $1.3 billion in mortgage loans. As seller, the Company makes certain standard representations and warranties with respect to the loans being transferred. To date, the Company’s repurchases of mortgage loans previously sold have been de minimus.

At December 31, 2011, we employed 174 employees including 89 loan originators. The Bank primarily sells originated residential mortgage loans and brokered loans to investors, retaining servicing on a significant amount of the sales. Management expects mortgage banking division activity for 2012 to be comparable to 2011.

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

Investment Securities

At December 31, 2011, we owned investment securities totaling $278 million. Management’s conservative investment philosophy attempts to limit risk in the portfolio, which results in less yield through less risky investments than would otherwise be available if we were more aggressive in our investment philosophy. Investment securities include debt securities issued by agencies of the U.S. Government, mortgage backed securities issued by U.S. Government agencies, bank qualified municipal bonds, and FHLB stock.

Significant Operating Policies

Lending Policy

The Board of Directors of the Bank has delegated lending authority to our management, which in turn delegates lending authority to our loan officers, each of whom is limited as to the amount of secured and unsecured loans he or she can make to a single borrower or related group of borrowers. As our lending relationships are important to our success, the Board of Directors of our Bank has established loan approval committees and written guidelines for lending activities. In particular, the Officers’ Credit Committee reviews lending relationships with aggregate relationship exposure exceeding $250,000. In addition, the Officers’ Credit Committee approves all credit for commercial loan relationships up to $5 million and for residential construction loan relationships up to $5 million. The Loan and Discount Committee must approve all credit for commercial loan relationships exceeding $5 million and all residential construction loan relationships exceeding $5 million. The Bank’s policy on calculating total exposure to an entity or individual, or related group of entities or individuals is more encompassing than that required under law and calls for the combining of all debt to all related entities regardless of the presence of independent sources of repayment or other conditions that might otherwise allow a portion of debt to be excluded.

The Bank’s written guidelines for lending activities require, among other things, that:

•

secured loans be made to persons and companies who maintain depository relationships with the Bank and who are well-established and have adequate net worth, collateral, and cash flow to support the loan;

•	unsecured loans be made to persons who maintain depository relationships with the Bank and have significant financial strength;

•	real estate loans be secured by real property located primarily in Georgia or primarily in the South for SBA loans;

•	working capital loans be repaid out of conversion of assets or earnings of the commercial borrower and that such loans generally be secured by the assets of the commercial borrower; and

•	loan renewal requests be reviewed in the same manner as an application for a new loan.

Residential construction loans are made through the use of officer guidance lines, which are approved, when appropriate, by the Bank’s Officers’ Credit Committee or the Loan and Discount Committee. These guidance lines are approved for established builders and developers with track records and adequate financial strength to support the credit being requested. Loans may be granted for speculative starts or for pre-sold residential property to specific purchasers.

All mortgage loans are originated to FNMA, FHLMC, GNMA, and other similar investor standards and guidelines.

Loan Review and Nonperforming Assets

The Bank’s Credit Review Department reviews the Bank’s loan portfolios to identify potential deficiencies and recommends appropriate corrective actions. The Credit Review Department reviews more than 30% of the commercial and construction loan portfolios and reviews 10% of the consumer loans originated annually. In 2011, we reviewed more than 80% of the construction and commercial portfolios. The results of the reviews are presented to the Bank’s Loan and Discount Committee on a monthly basis.

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

Management also models the valuation of collateral dependent real estate loans and Other Real Estate (“ORE”) based on the latest appraised value, trends of similar property values within the Bank’s market and the Bank’s own observations and experience with similar properties. At least quarterly, valuations are decreased to take into account the aging of the appraisals. Loans are charged off when, in the opinion of management, such loans are deemed to be uncollectible. Subsequent recoveries are added to the allowance.

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

TARP Capital Purchase Program

On October 14, 2008, the Treasury announced the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (the “Program”). The Program was instituted by the Treasury pursuant to the Emergency Economic Stabilization Act of 2008 (“EESA”), to provide up to $700 billion to the Treasury to, among other things, take equity positions in financial institutions. The Program is intended to encourage U.S. Financial institutions to build capital and thereby increase the flow of financing to businesses and consumers.

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

On January 26, 2012, the Office of the Special Inspector General for the Troubled Asset Relief Program (SIGTARP) released its latest Quarterly Report to Congress. SIGTARP has recommended that Treasury develop a clear TARP exit path for community banks, including criteria pertaining to restructurings, exchanges, and sales of its TARP investments. Additionally, Treasury should assess whether it should renegotiate the terms of the Program contracts for those community banks that will not be able to exit TARP prior to the dividend rate increase in order to help preserve the value of taxpayers’ investments.

The Treasury has engaged a consultant to provide capital markets disposition services for its remaining Program investments, including:

•	Analyzing, reviewing and documenting financial, business, regulatory, and market information related to potential transactions of Program investments;

•	Advising and monitoring restructuring strategies prior to the disposition of Program investments;

•	Reporting on the potential performance of certain Program investments and their disposition given a range of market scenarios and transaction structures;

•

Analyzing and proposing disposition alternatives and structures, including the use of additional underwriters, brokers, or other capital markets advisors for the best means and structure to dispose of such assets; and

•	Maintaining a compliance program designed to detect and prevent violations of Federal securities laws, and identifying documenting and enforcing controls to mitigate conflicts of interest.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law on July 21, 2010. The Dodd-Frank Act affects financial institutions in numerous ways, including the creation of a new Financial Stability Oversight Council responsible for monitoring and managing systemic risk, granting additional authority to the Federal Reserve to regulate certain types of non-bank financial companies, granting new authority to the FDIC as liquidator and receiver, abolishing the Office of Thrift Supervision, changing the manner in which insurance deposit assessments are made, requiring the regulators to modify capital standards, establishing a new Bureau of Consumer Financial Protection to regulate compliance with consumer laws and regulations, capping interchange fees which banks charge merchants for debit card transactions, and imposing new requirements on mortgage lenders. There are many provisions in the Dodd-Frank Act mandating regulators to adopt new regulations and conduct studies upon which future regulation may be based. It is anticipated that these new regulations will increase Fidelity’s compliance costs over time, and could have unforeseen consequences as the new legislation is implemented over time.

Temporary Liquidity Guarantee Program

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Treasury, as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the original TLG Program the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions and (ii) provide full FDIC deposit insurance coverage for noninterest-bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC-insured institutions through June 30, 2010. On June 22, 2010, the program was extended through December 31, 2010, and the maximum interest rate for guaranteed NOW accounts was lowered from .50% to .25%. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000.

On November 9, 2010, the FDIC issued a final rule to implement Section 343 of the Dodd-Frank Act that provides temporary unlimited deposit insurance coverage for noninterest-bearing transaction accounts at all FDIC-insured depository institutions. The separate coverage for noninterest-bearing transaction accounts became effective on December 31, 2010, and terminates on December 31, 2012. Fidelity elected to participate in both guarantee programs. From the inception of the TLG Program through December 31, 2011, Fidelity did not issue any senior unsecured debt. The termination of the guarantee is not expected to have a material impact on the Company.

FDIC Insurance Assessments

The FDIC maintains the deposit insurance fund (“DIF”) by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the DIF. The Dodd-Frank Act permanently raised the FDIC insurance coverage limit per depositor to $250,000. In 2009, the FDIC increased the amount assessed from financial institutions by increasing its risk-based deposit insurance assessment scale. The assessment scale for 2010 ranged from seven basis points of assessable deposits for the strongest institutions to 77.5 basis points for the weakest. In 2009, the FDIC approved a rule that required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. An insured institution’s risk-based deposit insurance assessments will continue to be calculated on a quarterly basis, but will be paid from the amount the institution prepaid until the later of the date that amount is exhausted or June 30, 2013, at which point any remaining funds would be returned to the insured institution. On February 7, 2011, the FDIC approved a final rule implementing changes to the deposit insurance assessment system mandated by the Dodd-Frank Act. The base on which deposit insurance assessments are charged was revised from one based on domestic deposits to one based on assets. The assessment rate schedule was also revised to 5 to 35 basis points annually, and fully adjusted rates will range from 2.5 to 45 basis points annually. The overall impact of these changes has resulted in a reduction in the Bank’s FDIC insurance premiums.

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

For 2011, the Bank did not pay a cash dividend to FSC, while FSC did pay a $0.01 cash dividend during the third and fourth quarters to its common stockholders. In addition, in 2011, FSC declared a quarterly stock dividend of one share for every 200 shares owned in the first, second and third quarters. In January 2012, FSC declared a stock dividend of one new share for every 60 shares owned. The Board of Directors for both the Bank and FSC will review on a quarterly basis whether to declare and pay dividends for the remainder of 2012, with the declared and paid dividend consistent with current regulatory limitations, earnings, capital requirements, and forecasts of future earnings.

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

To continue to conduct its business as currently conducted, FSC and the Bank will need to maintain capital well above the minimum levels. As of December 31, 2011, and 2010, the most recent notifications from the FDIC categorized the Bank as “well capitalized” under current regulations.

In 2004, the Basel Committee published a new capital accord (“Basel II”) to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk—an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. Basel II also sets capital requirements for operational risk and refines the existing capital requirements for market risk exposures.

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

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014, and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased-in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The U.S. banking agencies have indicated informally that they expect to adopt Basel III implementing regulations in mid-2012. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, Dodd-Frank requires or permits the Federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to the Bank may be substantially different from the Basel III final framework as published in December 2011. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Bank’s net income and return on equity.

Internal Control Reporting

The 1991 Act also imposes substantial auditing and reporting requirements and increases the role of independent accountants and outside directors of banks.

Commercial Real Estate

In December 2006, the federal banking agencies, including the FDIC, issued a final guidance on concentrations in commercial real estate lending (the “Guidance”), noting that increases in banks’ commercial real estate concentrations could create safety and soundness concerns in the event of a significant economic downturn. The Guidance mandates certain minimal risk management practices and categorizes banks with defined levels of such concentrations as banks that may warrant elevated examiner scrutiny. The regulatory guideline defines a bank as having a concentration in commercial real estate if its portfolio of land, construction (both commercial and residential) and Acquisition and Development loans exceeds 100% of the Bank’s total risk based capital. The Bank’s ratio decreased from 59% at December 31, 2010, to 56% at December 31, 2011. The regulatory guideline for all real estate loans, except owner-occupied property as a percentage of capital is a maximum of 300%. The Bank’s ratio decreased from 138% at December 31, 2010, to 136% at December 31, 2011. The Guidance does not formally prohibit a bank from exceeding either of these two thresholds. Rather, it defines the circumstances under which a bank will be declared to have a commercial real estate concentration. Further, the Guidance requires any such banks with commercial real estate concentrations to have heightened and sophisticated risk management systems in place to adequately manage the increased levels of risk. While management believes that our credit processes, procedures and systems meet the risk management standards dictated by the Guidance, regulatory authorities could effectively limit increases in the real estate concentrations in the Bank’s loan portfolios or require additional credit administration and management costs associated therewith, or both.

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

Financial Privacy

In accordance with the GLB Act, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third party. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

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

Competition

The banking business is highly competitive. The Bank competes for traditional bank business with numerous other commercial banks and thrift institutions in Fulton, DeKalb, Cobb, Clayton, Gwinnett, Rockdale, Coweta, Henry, Morgan, Greene, and Barrow Counties, Georgia, the Bank’s primary market area other than for residential construction and development loans, SBA loans, residential mortgages, and indirect automobile loans. The Bank also competes for loans with insurance companies, regulated small loan companies, credit unions, and certain governmental agencies. The Bank competes with independent brokerage and investment companies, as well as state and national banks and their affiliates and other financial companies. Many of the companies with whom the Bank competes have greater financial resources.

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

Employees and Executive Officers

As of December 31, 2011, we had 626 full-time equivalent employees. We are not a party to any collective bargaining agreement. We believe that our employee relations are good. We afford our employees a variety of competitive benefit programs including a retirement plan and group health, life and other insurance programs. We also support training and educational programs designed to ensure that employees have the types and levels of skills needed to perform at their best in their current positions and to help them prepare for positions of increased responsibility.

Executive Officers of the Registrant

The Company’s executive officers, their ages, their positions with the Company at December 31, 2011, and the period during which they have served as executive officers, are as follows:

Name	Age	Since	Position
James B. Miller, Jr.	71	1979	Principal Executive Officer, Chairman of the Board and Chief Executive Officer of Fidelity since 1979; President of Fidelity from 1979 to April 2006; Chairman of Fidelity Bank since 1998; President of Fidelity Bank from 1977 to 1997, and from December 2003 through September 2004; and Chief Executive Officer of Fidelity Bank from 1977 to 1997 and from December 2003 until present. A director of Fidelity Bank since 1976. Chairman of LionMark Insurance Company, a wholly-owned subsidiary, since November 2004.

H. Palmer Proctor, Jr.	44	1996	President of Fidelity since April 2006; Senior Vice President of Fidelity from January 2006 through April 2006; Vice President of Fidelity from April 1996 through January 2006; Director and President of Fidelity Bank since October 2004 and Senior Vice President of Fidelity Bank from October 2000 through September 2004. Director and Secretary/Treasurer of LionMark Insurance Company, a wholly-owned subsidiary, since November 2004.

Stephen H. Brolly	48	2008	Principal Financial and Accounting Officer of Fidelity and Chief Financial Officer of Fidelity and Fidelity Bank since August 2008; Treasurer of Fidelity and Fidelity Bank from May 2006 through August 2008. Chief Financial Officer of LionMark Insurance Company, a wholly-owned subsidiary, since August 2008.

David Buchanan	54	1995	Vice President of Fidelity since 1999; Executive Vice President of Fidelity Bank since October 2004; and Senior Vice President of Fidelity Bank from 1995 through September 2004. President of LionMark Insurance Company, a wholly-owned subsidiary, since November 2004.

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

We also make available free of charge on or through our Internet web sites (http://www.fidelitysouthern.com) or (http://www.lionbank.com), our Annual Report to Shareholders, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our current reports on Form 8-K and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Currently, our lending and other businesses are concentrated in the Atlanta, Georgia, metropolitan area and eastern and northern Florida. As of December 31, 2011, commercial real estate, real estate mortgage, and construction loans, accounted for 44.4% of our total loan portfolio. Therefore, conditions in these markets will strongly affect the level of our nonperforming loans and our results of operations and financial condition. Real estate values and the demand for commercial and residential mortgages and construction loans are affected by, among other things, changes in general and local economic conditions, changes in governmental regulation, monetary and fiscal policies, interest rates and weather. Continued declines in our real estate markets could adversely affect the demand for new real estate loans, and the value and liquidity of the collateral securing our existing loans. Adverse changes in our markets could also reduce our growth rate, impair our ability to collect loans, and generally affect our financial condition and results of operations.

Construction and land development loans are subject to unique risks that could adversely affect earnings.

Our construction and land development loan portfolio was $130.0 million at December 31, 2011, comprising 7.4% of total loans. Construction and land development loans are often riskier than home equity loans or residential mortgage loans to individuals. During general economic slowdowns, like the one we are currently experiencing, these loans represent higher risk due to slower sales and reduced cash flow that could impact the borrowers’ ability to repay on a timely basis. In addition, regulations and regulatory policies affecting banks and financial services companies undergo continuous change and we cannot predict when changes will occur or the ultimate effect of any changes. Since the latter part of 2006, there has been continued regulatory focus on construction, development and commercial real estate lending. Changes in the federal policies applicable to construction, development or commercial real estate loans make us subject to substantial limitations with respect to making such loans, increase the costs of making such loans, and require us to have a greater amount of capital to support this kind of lending, all of which could have a material adverse effect on our profitability or financial condition.

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

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Bank’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the estimated charge-offs utilized in determining the sufficiency of the allowance for loan losses, we will need additional provisions to increase the allowance. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, regulatory capital, and may have a material adverse effect on our financial condition and results of operations. See “Allowance for Loan Losses” in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this report for further discussion related to our process for determining the appropriate level of the allowance for loan losses.

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

Our success depends primarily on the general economic conditions of the Atlanta metropolitan area and the specific local markets in which we operate. Unlike larger national or regional banks that are more geographically diversified, the Bank provides banking and financial services to customers primarily in the Atlanta metropolitan areas including Fulton, Dekalb, Cobb, Clayton, Gwinnett, Rockdale, Coweta, Henry, Morgan, Greene, and Barrow Counties. The local economic conditions in these areas have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. A significant decline in general economic conditions, caused by a significant economic slowdown, recession, inflation, acts of terrorism, outbreak of hostilities, or other international or domestic occurrences, unemployment, changes in securities markets, or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.

The earnings of financial services companies are significantly affected by general business and economic conditions.

Our operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include recession, short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U.S. economy and the local economies in which we operate, all of which are beyond our control. A deterioration in economic conditions could result in an increase in loan delinquencies and nonperforming assets, decreases in loan collateral values and a decrease in demand for our products and services, among other things, any of which could have a material adverse impact on our financial condition and results of operations.

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

Under the terms of the Program, as long as the Preferred Shares are outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including our common stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions.

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

We are subject to risks related to FDIC-assisted transactions.

The ultimate success of our past FDIC-assisted transaction, and any FDIC-assisted transactions in which we may participate in the future, will depend on a number of factors, including our ability:

•	to fully integrate the branches acquired into the Bank’s operations;

•	to limit the outflow of deposits held by our new customers in the acquired branches and to retain and manage interest-earning assets acquired in FDIC-assisted transactions;

•	to generate new interest-earning assets in the geographic areas previously served by the acquired banks;

•	to effectively compete in new markets in which we did not previously have a presence;

•	to control the incremental noninterest expense from the acquired branches in a manner that enables us to maintain a favorable overall efficiency ratio;

•	to retain and attract the appropriate personnel to staff the acquired branches;

•	to earn acceptable levels of interest and noninterest income, including fee income, from the acquired branches; and

•	to reasonably estimate cash flows for acquired loans to mitigate exposure greater than estimated losses at the time of acquisition.

As with any acquisition involving a financial institution, including FDIC-assisted transactions, there may be higher than average levels of service disruptions that would cause inconveniences to our new customers or potentially increase the effectiveness of competing financial institutions in attracting our customers. Integration efforts will also likely divert management’s attention and resources. We may be unable to integrate acquired branches successfully, and the integration process could result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the FDIC-assisted transactions. We may also encounter unexpected difficulties or costs during the integration that could adversely affect our earnings and financial condition. Additionally, we may be unable to achieve results in the future similar to those achieved by our existing banking business, to compete effectively in the market areas previously served by the acquired branches or to manage effectively any growth resulting from FDIC-assisted transactions.

Our ability to continue to receive the benefits of our loss share arrangements with the FDIC is conditioned upon our compliance with certain requirements under the agreements.

We are the beneficiary of a loss share agreement with the FDIC that calls for the FDIC to fund a portion of our losses on a majority of the assets we acquired in connection with our recent FDIC-assisted transaction. To recover a portion of our losses and retain the loss share protection, we must comply with certain requirements imposed by the agreement. The requirements of the agreement relate primarily to our administration of the assets covered by the agreement, as well as our obtaining the consent of the FDIC to engage in certain corporate transactions that may be deemed under the agreements to constitute a transfer of the loss share benefits. When the consent of the FDIC is required under the loss share agreement, the FDIC may withhold its consent or may condition its consent on terms that we do not find acceptable. If the FDIC does not grant its consent to a transaction we would like to pursue, or conditions its consent on terms that we do not find acceptable, we may be unable to engage in a corporate transaction that might otherwise benefit our shareholders or we may elect to pursue such a transaction without obtaining the FDIC’s consent, which could result in termination of our loss share agreement with the FDIC.

Changes in national and local economic conditions could lead to higher loan charge-offs in connection with the acquired bank and the loss sharing agreement with the FDIC may not cover all of those charge-offs.

In connection with the acquisition of the acquired bank, we acquired a portfolio of loans. Although we have marked down the loan portfolio we have acquired, the non-impaired loans we acquired may become impaired or may further deteriorate in value, resulting in additional charge-offs to the loan portfolio. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, may increase the level of charge-offs that we make to our loan portfolio and consequently reduce our capital. The fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition even if other favorable events occur.

Our loss sharing arrangements with the FDIC will not cover all of our losses on loans we acquired.

Although we have entered into a loss share agreement with the FDIC that provides that the FDIC will bear a significant portion of losses related to specified loan portfolios that we acquired, we are not protected for all losses resulting from charge-offs with respect to those specified loan portfolios. Additionally, the loss sharing agreements have limited terms. Therefore, the FDIC will not reimburse us for any charge-off or related losses that we experience after the term of the loss share agreement, and any such charge-offs would negatively impact our net income. Moreover, the loss share provisions in the loss share agreement may be administered improperly, or the FDIC may interpret those provisions in a way different that we do. In any of those events, our losses could increase.

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

Our information systems may experience a security breach, computer virus or disruption of service.

We provide our customers the ability to bank online. The secure transmission of confidential information over the Internet is a critical element of online banking. While we use qualified third party vendors to test and audit our network, our network could become vulnerable to unauthorized access, computer viruses, phishing schemes and other security problems. The Bank may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us or the Bank to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in the Bank’s systems and could adversely affect its reputation and its ability to generate deposits. Any failures, interruptions or security breaches could result in damage to our reputation, a loss of customer business, increased regulatory scrutiny, or possible exposure to financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Our principal executive offices consist of 19,175 square feet of leased space in Atlanta, Georgia. Our support operations are principally conducted from 65,897 square feet of leased space located at 3 Corporate Square, Atlanta, Georgia. The Bank has 27 branch offices located in Fulton, Dekalb, Cobb, Clayton, Gwinnett, Rockdale, Coweta, Henry, Morgan, Greene, Barrow Counties, Georgia, and Duval County, Florida, of which 22 are owned and 5 are leased. The Company leases mortgage origination offices in Atlanta, Georgia, Alpharetta, Georgia, Duluth, Georgia, Greensboro, Georgia, Athens, Georgia, Gainesville, Georgia, Sandy Springs, Georgia, Sterling, Virginia, and Colorado Springs, Colorado. The Company leases a SBA loan production office in Covington, Georgia, and an off-site storage space in Atlanta, Georgia.

Item 3.	Legal Proceedings

We are a party to claims and lawsuits arising in the course of normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of December 31, 2011, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our results of operations or financial condition.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Fidelity’s common stock trades on the NASDAQ Global Select Market under the symbol LION. The following table sets forth the high and low closing sale prices (adjusted for stock dividends) for the common stock for the calendar quarters indicated, as published by the NASDAQ stock market.

Market Price—Common Stock

	2011(1)		2010(1)
	High	Low	High	Low
Fourth Quarter	$6.84	$5.66	$7.10	$5.94
Third Quarter	7.14	5.95	7.24	5.84
Second Quarter	8.31	6.15	8.91	5.52
First Quarter	8.66	6.70	5.76	3.17

(1)	Adjusted for stock dividends

As of March 3, 2011, there were approximately 600 shareholders of record. In addition, shares of approximately 1,750 beneficial owners of Fidelity’s common stock were held by brokers, dealers, and their nominees.

Dividends

For 2011, the Company did declare a cash dividend of $0.01 in the third and fourth quarters. The Company declared a quarterly stock dividend of one share for every 200 shares owned in the first and second quarters of 2011. In January 2012, the Company declared one stock dividend for every 60 shares owned. Future dividends will require a quarterly review of current and projected earnings for the remainder of 2012 in relation to capital requirements prior to the determination of the dividend, and be subject to regulatory restrictions under applicable law.

The following schedule summarizes cash dividends declared and paid per share of common stock for the last three years:

	Dividend
	2011	2010	2009
First Quarter	$—	$—	$—
Second Quarter	—	—	—
Third Quarter	0.01	—	—
Fourth Quarter	0.01	—	—

For the Year	$0.02	$—	$—

Pursuant to the terms of the Letter Agreement entered into with the Treasury under the Program, as long as the Preferred Shares are outstanding, dividend payments are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. This restriction will terminate on the date on which the Preferred Shares have been redeemed in whole or the Treasury has transferred all of the Preferred Shares to third parties.

See Note 13 to the consolidated financial statements in Item 8 for a further discussion of the restrictions on our ability to pay dividends.

Share Repurchases

Fidelity did not repurchase any securities during the fourth quarter of 2011.

Sale of Unregistered Securities

Fidelity has not sold any unregistered securities during the period.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information as of December 31, 2011, with respect to shares of common stock of Fidelity that may be issued under equity compensation plans. The equity compensation plans of Fidelity consist of the stock options, restricted stock grants, and other awards as defined in the 2006 Equity Incentive Plan and the 401(k) tax qualified savings plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders(1)	370,905	$5.30	1,705,459
Equity Compensation Plans Not Approved by Shareholders(2)	—	—	—

Total	370,905	$5.30	1,705,459

(1)	2006 Equity Incentive Plan
(2)	Excludes shares issued under the 401(k) Plan.

Shareholder Return Performance Graph

The following graph compares the percentage change in the cumulative five-year shareholder return on Fidelity’s Common Stock (traded on the NASDAQ National Market under the symbol “LION”) with the cumulative total return on the NASDAQ Composite Index, and the SNL NASDAQ Bank Index.

The graph assumes that the value invested in the Common Stock of Fidelity and in each of the two indices was $100 on December 31, 2006, and all dividends were reinvested.

	Period Ending December 31,
Index	2006	2007	2008	2009	2010	2011
Fidelity Southern Corporation	$100.00	$51.29	$20.44	$20.80	$41.14	$36.30
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL NASDAQ Bank Index	100.00	78.51	57.02	46.25	54.57	48.42

Item 6.	Selected Financial Data

The following table contains selected consolidated financial data. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included in this report.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands except per share data)
Interest income	$93,700	$95,284	$97,583	$104,054	$113,462
Interest expense	22,849	30,563	46,009	57,636	66,682
Net interest income	70,851	64,721	51,574	46,418	46,780
Provision for loan losses	20,325	17,125	28,800	36,550	8,500
Noninterest income, including securities gains	51,439	42,909	33,978	17,636	17,911
Securities gains, net	1,078	2,291	5,308	1,306	2
Noninterest expense	85,422	75,973	64,562	48,839	47,203
Net income (loss)	11,398	10,133	(3,855)	(12,236)	6,634
Dividends declared—common	265	—	—	1,783	3,357
Per Share Data:
Net income (loss):
Basic earnings (loss)(1)	$0.66	$0.63	$(0.69)	$(1.22)	$0.66
Diluted earnings (loss)(1)	0.59	0.56	(0.69)	(1.22)	0.66
Book value(1)	9.06	8.59	8.05	8.97	9.85
Dividends declared	0.01	—	—	0.19	0.36
Dividend payout ratio	2.30%	—%	—%	—%	50.61%
Profitability Ratios:
Return on average assets	0.55%	0.54%	(0.21)%	(0.70)%	0.41%
Return on average shareholders’ equity	7.43	7.50	(2.91)	(12.43)	6.84
Net interest margin	3.68	3.66	2.95	2.84	3.04
Asset Quality Ratios:
Net charge-offs to average loans	1.38%	1.44%	2.44%	1.36%	0.45%
Net charge-offs to average loans excluding FDIC-assisted transactions	1.39	1.44	2.44	1.36	.45
Allowance to period-end loans	1.72	2.00	2.33	2.43	1.19
Allowance to period end loans excluding FDIC-assisted transactions	1.81	—	—	—	—
Nonperforming assets to total loans, ORE and repos	5.51	6.01	6.43	7.89	1.65
Nonperforming assets to total loans, ORE and repos excluding FDIC-assisted transactions	4.87	6.01	6.43	7.89	1.65
Allowance to nonperforming loans, ORE and repos	0.28x	0.29x	0.32x	0.29x	0.71x
Allowance to nonperforming loans, ORE and repos excluding FDIC-assisted transactions	0.34x	0.29x	0.32x	0.29x	0.71x
Liquidity Ratios:
Total loans to total deposits	93.92%	100.00%	91.64%	100.01%	103.30%
Loans to total deposits	86.77	86.99	83.18	96.14	98.77
Average total loans to average earning assets	83.35	83.34	82.46	89.81	90.34
Capital Ratios:
Leverage	9.83%	9.36%	9.03%	10.04%	7.93%
Risk-based capital
Tier 1	11.85	10.87	11.25	11.10	8.43
Total	13.70	13.28	13.98	13.67	11.54
Average equity to average assets	7.43	7.19	7.13	5.66	5.93
Balance Sheet Data (At End of Period):
Assets	$2,234,795	$1,945,300	$1,851,520	$1,763,113	$1,686,484
Earning assets	2,039,501	1,797,398	1,744,134	1,635,722	1,597,855
Total loans	1,757,720	1,613,270	1,421,090	1,443,862	1,452,013
Total deposits	1,871,516	1,613,248	1,550,725	1,443,682	1,405,625
Long-term debt	120,027	142,527	117,527	115,027	92,527
Shareholders’ equity	167,280	140,511	129,685	136,604	99,963
Daily Average:
Assets	$2,063,169	$1,879,657	$1,858,874	$1,738,494	$1,635,520
Earning assets	1,933,771	1,776,563	1,759,893	1,649,022	1,553,602
Total loans	1,611,825	1,480,618	1,451,240	1,481,066	1,403,461
Total deposits	1,718,828	1,562,617	1,542,569	1,445,485	1,377,503
Long-term debt	125,828	129,102	133,623	111,475	90,366
Shareholders’ equity	153,312	135,132	132,613	98,461	97,059

(1)	Adjusted for stock dividends

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED FINANCIAL REVIEW

The following management discussion and analysis addresses important factors affecting the results of operations and financial condition of FSC and its subsidiaries for the periods indicated. The consolidated financial statements and accompanying notes should be read in conjunction with this review.

FDIC-Assisted Transactions

In October 2011, we acquired Decatur First Bank, with approximately $80 million in loans and $17- million in deposits, in a FDIC-assisted transaction, resulting in a gain of approximately $1.5 million. During the first quarter of 2012, we completed the integration of this purchase.

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

Economic conditions, competition, and the monetary and fiscal policies of the Federal government significantly affect financial institutions. Poor performance of subprime loans initiated the credit crisis that began in the summer of 2007, followed by substantial declines in residential home sales and prices, the slowing of the national economy and by a serious lack of liquidity. By the end of 2007, the credit turmoil migrated to consumer lending, as demonstrated by the increase in credit card delinquencies and automobile repossessions in all regions of the U.S., including our southeast markets. In 2008, the financial crisis worsened and led to a crisis of confidence in the financial sector as a result of concerns about the capital base and viability of certain financial institutions and the Treasury had to step in with capital infusions for many financial institutions. During this period, interbank lending and commercial paper borrowing fell sharply, precipitating a credit freeze for both institutional and individual borrowers. Since the second half of 2009, liquidity in the secondary markets has steadily improved. The national unemployment rate, which increased as high as 10.1% in 2009, continued to decrease to 8.5% in December 2011. In 2011, the Federal Reserve kept short-term interest rates at historic lows in response to the continuing national economic downturn.

The recession had a major impact on the Atlanta and Florida economies, particularly in the residential construction and development markets. Many builders and building related businesses have suffered financially due to the decreasing home prices, lack of demand for houses and the oversupply of houses and residential lots. In 2010, we began to see some moderation in the real estate downturn as both delinquencies and foreclosures began to slow. In 2011, while nonperforming assets generally trended lower, the overall level remained elevated over historical levels. Net charge-offs increased 7.0% to $20.5 million during 2011 and our provision for loan losses increased 18.7% to $20.3 million. Our allowance for loan losses as a percentage of loans outstanding decreased to 1.72% at December 31, 2011, from 2.00% at the end of 2010. Excluding the loans acquired in the 2011 FDIC-assisted transaction of Decatur First Bank, the percentage of loans increased to 1.81%.

Since our inception in 1974, we have pursued managed profitable growth through providing quality financial services. During 2011, as the economic crisis began to recede, the Bank was able to organically grow its consumer installment, mortgage and commercial loan portfolios. The loan portfolio is well diversified among consumer, business, and real estate.

Net income for 2011 was $11.4 million compared to $10.1 million in 2010. Net income per basic and diluted share was $0.66 and $0.59, respectively for 2011 compared to a net income per basic and diluted share of $0.63 and $0.56, respectively, in 2010. The increase of $6.1 million or 9.5% in net interest income was a key factor impacting our improved financial condition and results of operations for 2011.

The Bank’s franchise spans eleven Counties in the metropolitan Atlanta market and one branch office in Jacksonville, Florida. Our lending activities and the total of our nonperforming assets are significantly influenced by the local economic environments in Atlanta and Jacksonville. Our net interest margin is affected by prevailing interest rates, nonperforming assets and competition among financial institutions for loans and deposits. Atlanta’s and to a lesser extent Jacksonville’s economies continue to be negatively impacted by the weak real estate market. Management expects the economy to gradually continue to improve during 2012. The Bank continues to attract new customer relationships, and talented and experienced bankers.

Our overall focus is on building shareholder value. Our mission is “to continue growth, improve earnings and increase shareholder value; to treat customers, employees, community and shareholders according to the Golden Rule; and to operate within a culture of strong internal controls.” The strong focus in 2012 will be on credit quality, expense controls, and quality loan growth.

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

Income Taxes

We file a consolidated Federal income tax return, as well as tax returns in several states. Income taxes are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10-25, formerly known as SFAS No. 109, “Accounting for Income Taxes”. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. Deferred tax assets are reviewed annually to assess the probability of realization of benefits in future periods or whether valuation allowances are appropriate. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Management has reviewed all evidence, both positive and negative, and concluded that a valuation allowance against the deferred tax asset is not needed at December 31, 2011. The calculation of the income tax provision is complex and requires the use of judgments and estimates in its determination.

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

Acquisition Accounting

Generally accepted accounting principles require the use of fair values in determining the carrying values of certain assets and liabilities acquired in a business combination, as well as for specific disclosures. We recorded assets purchased and liabilities assumed in our FDIC-assisted acquisition at their fair values. The fair value of a loan portfolio and foreclosed property acquired in a business combination requires greater levels of management estimates and judgment than the remainder of assets or assumed liabilities. The credit risks inherent and evidenced in the FDIC-assisted transaction resulted in substantially all loans purchased in the transaction with a credit discount. On the date of acquisition, when the loans have evidence of credit deterioration since their origination and we believe it is a probable that we will not collect all contractually required principal and interest payments, we refer to the difference between contractually required payments and the cash flows expected to be collected as the non-accretable discount. We must estimate expected cash flows at each reporting date. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges and adjusted accretable discount, which will have a positive effect on interest income.

Because we record loans acquired in connection with FDIC-assisted acquisitions at fair value, we record no allowance for loan losses related to the acquired covered loans on the acquisition date, given that the fair value of the loans acquired incorporates assumptions regarding credit risk. We record acquired loans at fair value in accordance with the fair value methodology, exclusive of the loss share agreements with the FDIC. These fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of expected principal, interest and other cash flows. We continue to measure the loss share agreements on the same basis as the related covered loans. Because the acquired covered loans are subject to the accounting prescribed by FASB ASC Topic 310, subsequent changes to the basis of the loss share agreements also follow that model. Deterioration in the credit quality of the loans (recorded as an adjustment to the allowance for loan losses) would immediately increase the basis of the loss share agreements, with the offset recorded through the consolidated statements of operations. Increases in the credit quality or cash flows of loans (reflected as an adjustment to the discount and accreted into income over the remaining life of the loans) decrease the basis of the loss share agreements. That decrease is accreted into income over either the same period or the life of the loss share agreements, whichever is shorter. Loss assumptions used in the basis of the covered loans are consistent with the loss assumptions used to measure the FDIC receivable. Fair value accounting incorporates into the fair value of the FDIC receivable an element of the time value of money, which is accreted back into income over the life of the loss share agreements.

FDIC Receivable for Loss Share Agreements

The portion of our loan and other real estate assets are covered under a loss share agreement with the FDIC in which the FDIC has agreed to reimburse us for 80% of all losses incurred in connection with those assets. We estimated the amount that we will receive from the FDIC under the loss share agreements that will result from losses incurred as we dispose of covered loans and other real estate assets, and we recorded the estimate as a receivable from the FDIC. The FDIC receivable for loss share agreements is measured separately from the related covered assets because it is not contractually embedded in the assets and is not transferable if we sell the assets. We estimated the fair value of the FDIC receivable using the present value of cash flows related to the loss share agreements based on the expected reimbursements for losses and the applicable loss share percentages. We will review and update the fair value of the FDIC receivable prospectively as loss estimates related to covered loans and other real estate owned change. Subsequent decreases in the amount expected to be collected result in a provision for loan and lease losses, an increase in the allowance for loan and lease losses, and a proportional adjustment to the FDIC receivable for the estimated amount to be reimbursed. Subsequent increases in the amount expected to be collected result in the reversal of any previously-recorded provision for loan and lease losses and related allowance for loan and lease losses and adjustments to the FDIC receivable, or prospective adjustment to the accretable discount if no provision for loan and lease losses had been recorded. Based on our due diligence review of our acquisition, including estimates of the timing of cash flow receipts and the disposition of nonperforming assets, we were able to estimate the acquisition date fair value of the FDIC receivable. We discounted the receivable for the expected timing and receipt of these cash flows using a risk-free rate plus a premium for risk. The ultimate realization of the FDIC receivable depends on the performance of the underlying covered assets, the passage of time and claims paid by the FDIC. The amortization of the FDIC receivable is recorded into noninterest expense over the estimated life of the receivable.

Results of Operations

2011 Compared to 2010

Net Income

Our net income for the year ended December 31, 2011, was $11.4 million or $0.66 and $0.59 basic and fully diluted earnings per share, respectively. Net income for the year ended December 31, 2010, was $10.1 million or $0.63 and $0.56 basic and fully diluted earnings per share, respectively. The $1.3 million increase in net income in 2011 compared to 2010 was due primarily to a $7.7 million decrease in interest expense, as a result of our improved deposit mix and lower cost of deposits. Additionally, there was an $8.5 million increase in total noninterest income. These increases were somewhat offset by lower interest income as a result of the continued low interest rate environment and competitive pricing, higher noninterest expense led by salaries and benefits expense, and an increase in provision for loan losses. Details of the changes in the various components of net income are further discussed below.

Net Interest Income/Margin

Taxable-equivalent net interest income was $71.2 million in 2011 compared to $65.1 million in 2010, an increase of $6.2 million or 9.5%. Average interest-earning assets in 2011 increased $157.2 million to $1.934 billion, an 8.8% increase when compared to 2010. Average interest-bearing liabilities increased $103.1 million to $1.663 billion, a 6.6% increase. The net interest margin increased by two basis points to 3.68% in 2011 when compared to 2010. The components of net interest margin are described below.

Taxable-equivalent interest income increased $6.2 million or 9.5% to $71.2 million during 2011 compared with 2010 as the result of a 51 basis point decrease in the yield on interest-earning assets more than offset by the net growth of $157.2 million or 8.8% in average interest-earning assets. The average balance of loans outstanding in 2011 increased $131.2 million or 8.9% to $1.612 billion when compared to 2010. The yield on average loans outstanding decreased 52 basis points to 5.38% when compared to 2010, in large part due to decreasing yields on the consumer loan portfolio, consisting primarily of indirect automobile loans. The decrease in yield was due to changes in market interest rates. The average balance of investment securities increased $8.3 million due to FHLB and GNMA purchases and the FDIC-assisted purchase of Decatur First Bank. Average interest-bearing deposits increased $17.4 million to $92.2 million due to management’s decision to maintain higher levels of liquidity throughout the majority of 2011.

Interest expense in 2011 decreased $7.7 million or 25.2% to $5.1 million as a result of a 59 basis point decrease in the cost of interest-bearing liabilities net of a $103.1 million or 6.6% increase in average interest-bearing liability balances due to management’s efforts to lower cost of funds by decreasing rates paid on deposits and focus on lower cost core deposits. Average total interest-bearing deposits increased $106.0 million or 7.6% to $1.499 billion during 2011 compared to 2010, while average borrowings decreased $2.9 million or 1.7% to $163.9 million. The increase in average total interest-bearing deposits was primarily due to an increase of $94.6 million in demand deposits.

Average Balances, Interest and Yields

	For the Years Ended December 31,
	2011			2010			2009
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
				(Dollars in thousands)
ASSETS
Interest-Earning Assets:
Loans, net of unearned income
Taxable	$1,606,783	$86,497	5.38%	$1,475,351	$87,104	5.90%	$1,444,423	$86,643	6.00%
Tax-exempt(1)	5,042	308	6.14	5,267	324	6.17	6,817	395	5.93

Total loans	1,611,825	86,805	5.38	1,480,618	87,428	5.90	1,451,240	87,038	6.00
Investment securities
Taxable	215,719	6,227	2.89	208,834	7,302	3.50	227,731	9,901	4.35
Tax-exempt(2)	13,103	829	6.33	11,706	730	6.23	14,760	898	6.09

Total Investment securities	228,822	7,056	3.09	220,540	8,032	3.65	242,491	10,799	4.47
Interest-bearing deposits	92,174	225	0.24	74,792	177	0.24	55,149	139	0.25
Federal funds sold	950	—	0.06	613	1	0.07	11,013	24	0.22

Total interest-earning assets	1,933,771	94,086	4.87	1,776,563	95,638	5.38	1,759,893	98,000	5.57
Noninterest-Earning Assets:
Cash and due from banks	23,769			12,213			25,900
Allowance for loan losses	(28,724)			(28,085)			(33,632)
Premises and equipment	22,253			18,877			18,725
Other real estate owned	24,754			23,225			21,527
Other assets	87,346			76,864			66,461

Total assets	$2,063,169			$1,879,657			$1,858,874

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Demand deposits	$439,243	2,334	0.53	$344,607	3,014	0.87	$236,819	2,794	1.18
Savings deposits	407,865	3,183	0.78	415,516	5,767	1.39	333,865	6,963	2.09
Time deposits	652,343	10,792	1.65	633,374	14,664	2.32	829,229	28,864	3.48

Total interest-bearing deposits	1,499,451	16,309	1.09	1,393,497	23,445	1.68	1,399,913	38,621	2.76
Federal funds purchased	36	—	1.06	740	7	0.94	—	—	—
Securities sold under agreements to repurchase	19,335	210	1.09	22,436	442	1.97	29,237	390	1.33
Other short-term borrowings	18,680	475	2.54	14,493	572	3.94	6,407	227	3.54
Subordinated debt	67,527	4,494	6.66	67,527	4,502	6.67	67,527	4,650	6.89
Long-term debt	58,301	1,361	2.33	61,575	1,595	2.59	66,096	2,121	3.21

Total interest-bearing liabilities	1,663,330	22,849	1.37	1,560,268	30,563	1.96	1,569,180	46,009	2.93

Noninterest-Bearing Liabilities and Shareholders’ Equity:
Demand deposits	219,377			169,120			142,656
Other liabilities	27,150			15,137			14,425
Shareholders’ equity	153,312			135,132			132,613

Total liabilities and shareholders’ equity	$2,063,169			$1,879,657			$1,858,874

Net interest income/spread		$71,237	3.50		$65,075	3.42		$51,991	2.64

Net interest rate margin			3.68			3.66			2.95

(1)	Interest income includes the effects of taxable-equivalent adjustments for 2011 and 2010 of $107,000 and $112,000, respectively.
(2)	Interest income includes the effects of taxable-equivalent adjustments for 2011 and 2010 of $279,000 and $242,000, respectively.

Rate/Volume Analysis

	2011 Compared to 2010 Variance Attributed to(1)			2010 Compared to 2009 Variance Attributed to(1)
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In thousands)
Net Loans:
Taxable	$7,429	$(8,037)	$(608)	$1,851	$(1,390)	$461
Tax-exempt(2)	(14)	(1)	(15)	(88)	17	(71)
Investment Securities:
Taxable	236	(1,311)	(1,075)	(773)	(1,826)	(2,599)
Tax exempt(2)	88	11	99	(190)	22	(168)
Federal funds sold	—	—	—	(13)	(10)	(23)
Interest-bearing deposits	44	3	47	46	(8)	38

Total interest-earning assets	$7,783	$(9,335)	$(1,552)	$833	$(3,195)	$(2,362)

Interest-Bearing Deposits:
Demand	$684	$(1,364)	$(680)	$1,062	$(842)	$220
Savings	(104)	(2,480)	(2,584)	1,471	(2,667)	(1,196)
Time	431	(4,303)	(3,872)	(5,874)	(8,326)	(14,200)

Total interest-bearing deposits	1,011	(8,147)	(7,136)	(3,341)	(11,835)	(15,176)
Federal funds purchased	(7)	1	(6)	7	—	7
Securities sold under agreements to repurchase	(55)	(177)	(232)	(105)	157	52
Other short-term borrowings	141	(238)	(97)	316	29	345
Subordinated debt	—	(8)	(8)	—	(148)	(148)
Long-term debt	(82)	(153)	(235)	(138)	(388)	(526)

Total interest-bearing liabilities	$1,008	$(8,722)	$(7,714)	$(3,261)	$(12,185)	$(15,446)

(1)	The change in interest due to both rate and volume has been allocated to the components in proportion to the relationship of the dollar amounts of the change in each.
(2)	Reflects fully taxable equivalent adjustments using a Federal tax rate of 35%.

Provision for Loan Losses

Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries.

The provision for loan losses was $20.3 million in 2011, $17.1 million in 2010, and $28.8 million in 2009. Net charge-offs were $20.5 million in 2011, compared to $19.1 million in 2010, and $32.4 million in 2009. The increase in the provision in 2011, compared to 2010 was primarily due to growth in the loan portfolio and an increase in net charge-offs. In 2008, management increased provision for loan losses well in excess of charge-offs in response to the worsening economic climate and to continued deterioration in the Bank’s asset quality. Beginning in the second half of 2009, credit trends began to stabilize and we saw some improvement in certain credit quality metrics such as nonperforming assets. In 2010 and 2011, credit conditions in the consumer portfolio continued to show improvement with significant reductions in loans charged-off and delinquent loan percentages, while the net charge-offs from which our non-consumer loan portfolio increased. Average nonperforming assets were $90.4 million for the year ended December 31, 2011, compared to $87.4 million for the same period in 2010, an increase of $3.1 million or 3.5%.

The allowance for loan losses as a percentage of loans outstanding at the end of 2011, 2010, and 2009 was 1.72%, 2.00% and 2.33%, respectively. Excluding the loans acquired in the fourth quarter of 2011 through the FDIC-assisted purchase of Decatur First Bank, the allowance for loan losses as a percentage of loans was 1.81%. The allowance for loan losses as a percentage of loans decreased in 2011 in response to the stabilizing economy and the associated positive impact on consumer loans.

For additional information on asset quality, refer to the discussions regarding loans, credit quality, nonperforming assets, and the allowance for loan losses.

Analysis of the Allowance for Loan Losses

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance at beginning of year	$28,082	$30,072	$33,691	$16,557	$14,213
Charge-offs:
Commercial, financial and agricultural	2,090	1,264	1,045	319	200
Real estate-construction	13,494	11,274	20,217	9,083	1,934
Real estate-mortgage	804	656	416	332	82
Consumer installment	5,638	7,086	11,622	10,841	5,301

Total charge-offs	22,026	20,280	33,300	20,575	7,517
Recoveries:
Commercial, financial and agricultural	86	28	40	220	257
Real estate-construction	596	361	77	43	190
Real estate-mortgage	44	8	19	14	78
Consumer installment	849	768	745	882	836

Total recoveries	1,575	1,165	881	1,159	1,361

Net charge-offs	20,451	19,115	32,419	19,416	6,156
Provision for loan losses	20,325	17,125	28,800	36,550	8,500

Balance at end of year	$27,956	$28,082	$30,072	$33,691	$16,557

Allowance for loan losses as a percentage of loans	1.72%	2.00%	2.33%	2.43%	1.19%
Allowance for loan losses as a percentage of loans, excluding FDIC-assisted purchased loans	1.81	2.00	2.33	2.43	1.19
Ratio of net charge-offs during period to average loans outstanding, net	1.38	1.44	2.44	1.36	0.45
Ratio of net charge-offs during period to average loans outstanding excluding FDIC-assisted purchased loans	1.39	1.44	2.44	1.36	0.45

Real estate construction loan net charge-offs were $12.9 million in 2011, compared to $10.9 million in 2010. These charge-offs were related to residential construction builders and were attributed to the continued slow housing construction and sales. Based on recent trends in the economy and a smaller balance of construction loans outstanding, management believes the real estate construction loan charge-offs will decrease in 2012, as compared to 2011. We will continue to closely monitor the activity and trends in the residential housing construction portfolio as well as the rest of the loan portfolio.

Consumer installment loan net charge-offs of $4.8 million decreased 24.2% over charge-offs of $6.3 million in 2010. The majority of consumer installment loan charge-offs were related to indirect automobile loan repossessions and liquidations. Indirect net charge-offs decreased 42.0% or $2.6 million to $3.6 million for the year ended December 31, 2011, compared to $6.2 million in 2010.

Noninterest Income

Noninterest income for 2011 was $51.4 million compared to $42.9 million in 2010, a 15.4% increase. This increase was primarily due to an increase in revenues from SBA lending, other operating income, and indirect lending somewhat offset by a decrease in securities gains, as described below.

Income from SBA lending activities which includes gains from the sale of SBA loans and ancillary fees on loans sold with servicing retained, totaled $8.5 million for 2011, compared to $2.4 million for 2010. The increase was due to higher sales and better margins in 2011 as a result of a more active secondary market. Loans sold increased from $24.5 million in 2010, to $93.9 million in 2011.

Other operating income increased $1.8 million to $3.3 million in 2011, compared to 2010 because of a gain on the FDIC-assisted acquisition of Decatur First Bank and higher gains on sale of ORE. The Bank recognized a gain on the acquisition of Decatur First Bank of $1.5 million in the fourth quarter of 2011.

Income from indirect lending activities increased $1.4 million to $5.9 million, for the year ended December 31, 2011, compared to 2010. The increase was primarily due to an increase in the gain on loans sold. Indirect lending loans sold totaled $140.2 million for the year ended December 31, 2011, compared to $63.3 million sold for the same period in 2010. Somewhat offsetting the increase in gain was a decrease in prepayment penalty and late charge income.

Securities gain income decreased $1.2 million to $1.1 million in 2011, compared to $2.3 million in 2010. The decrease is a result of the Bank selling fewer securities in 2011, compared to 2010. The Bank sold five securities totaling $31.7 million during 2011, compared to 16 securities totaling $98.0 million in 2010.

Noninterest Expense

Noninterest expense during 2011, increased $9.4 million or 12.4% to $85.4 million when compared to 2010, due primarily to increases in salaries and employee benefits related to growth in the mortgage division, increases in other operating expenses, and increases in professional and other services.

Salaries and benefits expense increased $5.0 million or 11.6% in 2011, compared to 2010. The increase was primarily due to the higher commissions and salaries associated with the mortgage division, and the hiring of new lenders in the SBA, Commercial, Private Banking and Indirect divisions of the Bank.

Other operating expenses were $12.0 million in 2011, and $3.0 million or 33.2% higher than 2010 as a result higher legal expenses related to ongoing legal actions, higher other losses related to the establishment of certain mortgage lending reserves, underwriting fee expense related to increased mortgage lending activity, higher other insurance expense related to certain expanded coverage limits, higher miscellaneous tax expense, and higher credit reports expense related to increased mortgage lending activity.

Professional and other services expense increased $900,000 to $5.7 million, for the year ended December 31, 2011, compared to 2010. The increase was primarily due to higher outside service expense related to increased mortgage activity and associated credit research, internet banking, indirect lending and deposit activity.

Somewhat offsetting these increases was a decrease in FDIC insurance expense of $953,000 to $2.6 million for the year ended December 31, 2011, compared to 2010 as a result of a reduction in the FDIC assessment rate and base.

Provision for Income Taxes

The provision for income taxes expense for 2011 and 2010 was $5.1 million and $4.4 million, respectively, with effective tax rates of 31.1% and 30.3%, respectively. Management has reviewed all evidence, both positive and negative, and concluded that a valuation allowance against the deferred tax asset is not needed at December 31, 2011.

2010 Compared to 2009

Net Income

Our net income for the year ended December 31, 2010, was $10.1 million or $0.63 and $0.56 for basic and fully diluted earnings per share, respectively. Net loss for the year ended December 31, 2009, was $3.9 million or $0.70 basic and fully diluted loss per share. The $14.0 million increase in net income in 2010 compared to 2009 was due primarily to a $15.4 million decrease in interest expense, as a result of our improved deposit mix and lower cost of deposits. Additionally, there was an $11.7 million decrease in the provision for loan losses as a result of the recent positive economic trends affecting our loan portfolio including improving asset quality and lower average nonperforming assets.

Net Interest Income/Margin

Taxable-equivalent net interest income was $65.1 million in 2010 compared to $52.0 million in 2009, an increase of $13.1 million or 25.2%. Average interest-earning assets in 2010 increased $16.7 million to $1.777 billion, a 0.9% increase when compared to 2009. Average interest-bearing liabilities decreased $8.9 million to $1.560 billion, a 0.6% decrease. The net interest margin increased by 71 basis points to 3.66% in 2010 when compared to 2009. The components of net interest margin are described below.

Taxable-equivalent interest income decreased $2.4 million or 2.4% to $95.6 million during 2010, compared with 2009 as a result of a 19 basis point decrease in the yield on interest-earning assets somewhat offset by the net growth of $16.7 million or 0.9% in average interest-earning assets. The average balance of loans outstanding in 2010, increased $29.4 million or 2.0% to $1.481 billion when compared to 2009. The yield on average loans outstanding decreased 10 basis points to 5.90% when compared to 2009, in large part due to decreasing yields on the consumer loan portfolio, consisting primarily of indirect automobile loans. The decrease in yield was due to changes in market interest rates. The average balance of investment securities decreased $22.0 million due to increased maturities and calls. Average interest-bearing deposits increased $19.6 million to $74.8 million and Federal funds sold decreased $10.4 million or 94.4% to $613,000.

Interest expense in 2010 decreased $15.4 million or 33.6% to $30.6 million as a result of a $8.9 million or 0.6% decrease in average interest-bearing liability balances and a 97 basis point decrease in the cost of interest-bearing liabilities due to management’s efforts to lower cost of funds by decreasing rates paid on deposits and to replace higher cost certificates of deposit with lower cost core deposits. Average total interest-bearing deposits decreased $6.4 million or 0.5% to $1.393 billion during 2010, compared to 2009, while average borrowings decreased $2.5 million or 1.5% to $166.8 million. The decrease in average total interest-bearing deposits was primarily due to a decrease of $195.9 million in time deposits somewhat offset by an increase in demand accounts and savings deposits.

Provision for Loan Losses

The provision for loan losses was $17.1 million in 2010 and $28.8 million in 2009. Net charge-offs were $19.1 million in 2010, compared to $32.4 million in 2009. The decrease in the provision in 2010 compared to 2009 was primarily due to moderating asset quality, reductions in the level of average nonperforming assets, an increase in SBA loans of which a portion of each loan is guaranteed by the SBA, and a general increase in credit quality for newly originated loans. In 2010, credit conditions improved with significant reductions in loans charged-off and delinquent loan percentages. Average nonperforming assets were $87.4 million for the year ended December 31, 2010, compared to $113.1 million for the same period in 2009, a decrease of $25.7 million or 22.7%.

The allowance for loan losses as a percentage of loans outstanding at the end of 2010, and 2009 was 2.00% and 2.33%, respectively. The allowance for loan losses as a percentage of loans decreased 33 basis points in 2010 in response to the stabilizing economy and the associated positive impact on consumer loans.

Noninterest Income

Noninterest income for 2010, was $42.9 million compared to $34.0 million in 2009, a 26.3% increase. This increase was primarily due to an increase in revenues from mortgage banking, SBA lending and other operating income, somewhat offset by a decrease in securities gains, as described below.

Income from mortgage banking activities increased $9.5 million to $24.5 million during 2010, compared to 2009. In 2009, management made the strategic decision to expand the mortgage banking operation by hiring 58 former employees of an Atlanta based mortgage company which had closed down operations. During 2010, we continued to hire employees for our mortgage operation. As a result of this expansion and favorable mortgage interest rates, the Bank originated approximately $1.245 billion in mortgage loans during 2010, compared to approximately $846 million in 2009, and $20 million in 2008. Origination fee income in 2010, was $4.9 million compared to $3.7 million in 2009. Gain on loans sold increased from $7.1 million in 2009, to $14.9 million in 2010. In addition, on January 1, 2009, the Bank elected under ASC 825-10-25 to value its loans held-for-sale at fair value. This valuation along with the mark to market on the derivatives associated with interest rate lock commitments and related hedges resulted in the recognition of a mark to market gain of $2.3 million during 2010 compared to $2.0 million in 2009.

Income from SBA lending activities which includes gains from the sale of SBA loans and ancillary fees on loans sold with servicing retained, totaled $2.4 million for 2010, compared to $1.1 million for 2009. The increase was due to higher sales and better margins in 2010 as a result of a more active secondary market. Loans sold increased from $16.7 million in 2009, to $24.5 million in 2010. The premium on loans sold increased 65% in 2010, compared to 2009.

Other operating income increased $782,000 to $1.5 million in 2010, compared to 2009 because of higher gains on sale of ORE and higher ORE lease income. Gains on sale of ORE increased because of more favorable gains on the sales of foreclosed properties. ORE lease income increased as the Bank was able to lease more properties held in other real estate.

Securities gain income decreased $3.0 million to $2.3 million in 2010, compared to $5.3 million in 2009. The decrease is a result of the Bank selling fewer securities in 2010 compared to 2009. The Bank sold 16 securities totaling $98 million during 2010, compared to 33 securities totaling $151 million in 2009.

Noninterest Expense

Noninterest expense during 2010, increased $11.4 million or 17.7% to $76.0 million when compared to 2009, due primarily to increases in salaries and employee benefits related to growth in the mortgage division, and increases in other operating expenses.

Salaries and benefits expense increased $9.3 million or 28.0% in 2010, compared to 2009. The increase was primarily due to the higher commissions and salaries associated with the expansion of the mortgage division during 2010 and the hiring of new lenders in the SBA, Commercial, Private Banking and Indirect divisions of the Bank.

Other operating expenses were $9.0 million in 2010, and $1.9 million or 26.8% higher than 2009 as a result higher underwriting fee expense related to increased mortgage lending activity, higher other insurance expense related to certain expanded coverage limits, higher other losses related to the establishment of certain mortgage lending reserves, higher advertising expenses, higher stationery and printing expenses, and higher credit reports expense related to increased mortgage lending activity.

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

The following schedule reflects an analysis of our assumed market value risk and earnings risk inherent in our interest rate sensitive instruments related to immediate and sustained interest rate variances of 200 basis points, both above and below current levels (rate shock analysis). It also reflects the estimated effects on net interest income and net income over a one-year period and the estimated effects on net present value of our assets, liabilities, and off-balance sheet items as a result of an immediate and sustained increase or decrease of 200 basis points in market rates of interest as of December 31, 2011 and 2010:

Rate Shock Analysis

	December 31, 2011		December 31, 2010
Market Rates of Interest	+200 Basis Points	-200 Basis Points	+200 Basis Points	-200 Basis Points
	(Dollars in thousands)
Change in net present value	$(15,633)	$42,191	$4,791	$23,999

Change as a percent of total assets	(0.70)%	1.89%	0.25%	1.24%

Change as a percent of regulatory equity	(6.74)%	18.19%	2.27%	11.36%

Percent change in net interest income	1.54%	(12.47)%	2.82%	(7.68)%

Percent change in net income	(1.60)%	(30.59)%	10.52%	(28.59)%

The rate shock analysis at December 31, 2011, indicated that the effects of an immediate and sustained increase of 200 basis points in market rates of interest would fall within policy parameters and approved tolerances for equity at risk, net interest income and net income. The effect of an immediate and sustained decrease of 200 basis points in market rates would fall outside of policy parameters for net interest income and net income. Short-term market rates have dropped to historically low levels so that an immediate and sustained decrease of 200 basis points is highly doubtful.

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

The interest rate sensitivity structure within our balance sheet at December 31, 2011, indicated a cumulative net interest sensitivity asset gap of 11.84% when projecting forward six months. When projecting out one year, there was a net interest sensitivity asset gap of 9.73%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle (see “Market Risk”). Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. Our policy states that the cumulative gap at six months and one year should generally not exceed 15% and 10%, respectively. Our cumulative gap at six months and one year both fall within this guideline.

The following table illustrates our interest rate sensitivity at December 31, 2011, as well as the cumulative position at December 31, 2011. All amounts are categorized by their actual maturity or repricing date with the exception of non-maturity deposit accounts. As a result of prior experience during periods of rate volatility and management’s estimate of future rate sensitivities, we allocate the non-maturity deposit accounts noted below, based on the estimated duration of those deposits.

Interest Rate Sensitivity Analysis

	Repricing Within
	0-30 Days	31-60 Days	61-90 Days	91-120 Days	121-150 Days	151-180 Days	181-365 Days	Over One Year	Total
	(Dollars in thousands)
Interest-Earning Assets:
Investment securities	$12,435	$3,481	$11,440	$20,188	$2,646	$2,684	$27,178	$197,824	$277,876
Loans	400,424	52,586	53,722	41,713	47,038	42,210	256,094	730,084	1,623,871
Loans held-for-sale	74,929	38,566	11,294	1,294	1,294	3,236	3,236	—	133,849
Federal funds sold	2,411	—	—	—	—	—	—	—	2,411
Due from banks-interest-earning	33,967	—	—	—	—	—	—	—	33,967

Total interest - earning assets	524,166	94,633	76,456	63,195	50,978	48,130	286,508	927,908	2,071,974

Cumulative RSA	524,166	618,799	695,255	758,450	809,428	857,558	1,144,066
Interest-Bearing Liabilities:
Demand deposit accounts	13,479	13,479	13,479	4,493	4,493	4,493	26,959	188,713	269,588
Savings and NOW accounts	32,437	32,437	32,437	10,812	10,812	10,812	64,874	194,623	389,244
Money market accounts	26,348	26,348	26,348	8,783	8,783	8,783	52,696	368,873	526,962
Time deposits >$100,000	14,507	17,491	15,104	24,961	22,091	47,811	82,593	132,792	357,350
Time deposits <$100,000(Incl. BD)	20,818	25,303	19,976	24,785	16,606	19,399	80,234	121,245	328,366
Long-term debt	—	—	25,774	—	—	—	—	94,253	120,027
Short-term borrowings	20,080	2,525	2,104	1,619	1,245	889	23,056	1,562	53,080

Total interest - bearing liabilities	127,669	117,583	135,222	75,453	64,030	92,187	330,412	$1,102,061	2,044,617

Cumulative RSL	127,669	245,252	380,474	455,927	519,957	612,144	942,556
Interest-sensitivity gap	$396,497	$(22,950)	$(58,766)	$(12,258)	$(13,052)	$(44,057)	$(43,904)	$(174,153)	$27,357

Cumulative	$396,497	$373,547	$314,781	$302,523	$289,471	$245,414	$201,510	$27,357

Ratio of cumulative gap to total interest-earning assets	19.14%	18.03%	15.19%	14.60%	13.97%	11.84%	9.73%	1.32%
Ratio of interest sensitive assets to interest sensitive liabilities	410.57%	80.48%	56.54%	83.75%	79.62%	52.21%	86.71%	84.20%

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

The Company has limited liquidity, and it relies primarily on interest and dividends from subsidiaries equity, subordinated debt, and trust preferred securities, interest income, management fees, and dividends from the Bank as sources of liquidity. Interest and dividends from subsidiaries ordinarily provide a source of liquidity to a bank holding company. The Bank pays interest to Fidelity on the Bank’s subordinated debt and its short-term investments in the Bank and cash dividends on its preferred stock and common stock. Under the regulations of the GDBF, bank dividends may not exceed 50% of the prior year’s net earnings without approval from the GDBF. If dividends received from the Bank were reduced or eliminated, our liquidity would be adversely affected. The Bank’s net liquid asset ratio, defined as Federal funds sold, investments maturing in 30 days, unpledged securities, available unsecured Federal funds lines of credit, FHLB borrowing capacity and available brokered certificates of deposit divided by total assets increased from 16.1% at December 31, 2010, to 21.0% at December 31, 2011. The increase is due to a higher level of free securities due to growth in the investment portfolio.

In addition to cash and cash equivalents and the availability of brokered deposits, as of December 31, 2011, we had the following sources of available unused liquidity:

December 31, 2011
(In thousands)
Unpledged securities	$90,000
FHLB advances	8,000
FRB lines	285,000
Unsecured Federal funds lines	62,000
Additional FRB line based on eligible but unpledged collateral	357,000

Total sources of available unused liquidity	$802,000

Net cash flows from operating activities primarily result from net income adjusted for the following noncash items: the provision for loan losses, depreciation, amortization, and the lower of cost or market adjustments, if any. Net cash flows provided by operating activities in 2011 were positively impacted by proceeds from sales of loans of $1.524 billion and negatively impacted primarily by $1.419 billion in loans originated for resale. Net cash flows used in investing activities were negatively impacted by $213.7 million of cash outflows for purchases of investment securities available-for-sale and $276.0 million related to the increase in the loan portfolio. In addition, the net cash flows used in investing activities were positively impacted by net cash inflows from maturities and calls of investment securities of $86.0 million, and proceeds from the sale of investment securities available-for-sale of $32.8 million. Net cash flows provided by financing activities were positively impacted by increases in transactional accounts of $174.6 million, and an increase of $83.7 million in time deposits.

Contractual Obligations and Other Commitments

The following schedule provides a summary of our financial commitments to make future payments, primarily to fund loan and other credit obligations, long-term debt, and rental commitments primarily for the lease of branch facilities, the operations center, the SBA lending office, and the commercial lending, construction lending, and executive offices as of December 31, 2011. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments, lines of credit, and letters of credit are presented at contractual amounts; however, since many of these commitments are “revolving” commitments as discussed below and many are expected to expire unused or partially used, the total amount of these commitments does not necessarily reflect future cash requirements.

	Commitment Maturity or Payment Due by Period
	Commitments or Long-term Borrowings	1 Year or Less	More Than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More
	(In thousands)
Home equity line	$41,835	$3,494	$5,859	$11,625	$20,857
Construction	30,960	30,960	—	—	—
Acquisition and development	2,251	2,251	—	—	—
Commercial	78,392	51,444	11,927	14,756	265
SBA	11,190	603	310	—	10,277
Mortgage	116,733	116,733	—	—	—
Letters of Credit	4,136	3,862	249	25	—
Lines of Credit	1,538	327	78	—	1,133

Total financial commitments(1)	287,035	209,674	18,423	26,406	32,532
Subordinated debt(2)	67,527	—	—	—	67,527
Long-term borrowings(3)	52,500	—	52,500	—	—
Rental commitments(4)	14,676	2,717	2,520	2,649	6,790
Purchase obligations(5)	4,369	1,455	1,292	1,622	—

Total commitments and long-term borrowings	$426,107	$213,846	$74,735	$30,677	$106,849

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

Loans

During 2011, total loans outstanding, which included loans held-for-sale, increased $144.5 million or 9.0% to $1.758 billion when compared to 2010. The Bank’s total loan production increased to $2.492 billion in 2011, compared to $2.209 billion in 2010. The increase in loans was the result of a $141.0 million or 19.7% increase in consumer installment loans, consisting primarily of indirect automobile loans, to $857.2 million because of the improving economy in the Bank’s market area. Total commercial loans, including SBA loans, increased $70.8 million or 14.8% to $549.3 million in 2011, compared to 2010 with the growth primarily in the commercial real estate segment of the portfolio as part of the Bank’s effort to serve credit worthy customers in our local footprint. Construction loans decreased $17.5 million or 15.2% to $97.7 million. Contributing to the decline were continued construction loan charge-offs, foreclosures and payoffs, which more than offset loan production. In the fourth quarter of 2011, Fidelity acquired Decatur First Bank in an FDIC-assisted transaction. This resulted in an increase of $77.5 million in loans at December 31, 2011.

Loans held-for-sale decreased $76.0 million or 36.2% to $133.8 million primarily due to a $64.1 million decrease in mortgage loans held-for-sale to $90.9 million due to increased sales to FNMA and more efficient processing. The balance of the decrease in loans held-for-sale was in SBA loans which decreased $11.9 million to $12.9 million. The fluctuations in the held-for-sale balances are due to loan production levels and demands of loan investors.

Loans, by Category

	December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Loans:
Commercial loans	$549,340	$478,502	$406,308	$348,012	$306,441
Construction loans	97,710	115,224	154,785	245,153	282,056
Consumer loans	857,175	716,185	597,782	679,330	706,188
Mortgage loans	119,646	93,461	130,984	115,527	93,673

Loans	1,623,871	1,403,372	1,289,859	1,388,022	1,388,358
Allowance for loan losses	(27,956)	(28,082)	(30,072)	(33,691)	(16,557)

Loans, net of allowance	$1,595,915	$1,375,290	$1,259,787	$1,354,331	$1,371,801

Total Loans:
Loans	$1,623,871	$1,403,372	$1,289,859	$1,388,022	$1,388,358
Loans Held-for-Sale:
Residential mortgage	90,907	155,029	80,869	967	1,412
Indirect	30,000	30,000	30,000	15,000	38,000
SBA	12,942	24,869	20,362	39,873	24,243

	133,849	209,898	131,231	55,840	63,655

	$1,757,720	$1,613,270	$1,421,090	$1,443,862	$1,452,013

Loan Maturity and Interest Rate Sensitivity

	December 31, 2011
	Within One Year	One Through Five Years	Over Five Years	Total
	(In thousands)
Loan Maturity:
Commercial	$229,342	$171,191	$148,807	$549,340
Construction	94,952	2,758	—	97,710

Total	$324,294	$173,949	$148,807	$647,050

Interest Rate Sensitivity:
Selected loans with:
Predetermined interest rates:
Commercial	$88,239	$92,401	$24,927	$205,567
Construction	12,033	1,986	—	14,019
Floating or adjustable interest rates:
Commercial	141,103	78,790	123,880	343,773
Construction	82,919	772	—	83,691

Total	$324,294	$173,949	$148,807	$647,050

Construction Loans

Total construction loan advances remained fairly stable increasing from $22.6 million for the year ended December 31, 2010, to $24.7 million for the year ended December 31, 2011. Payoffs and transfers to ORE decreased from $89.3 million for the year ended December 31, 2010, to $81.9 million for the year ended December 31, 2011.

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

Management has taken numerous steps to reduce credit risk in the loan portfolio and to strengthen the credit risk management team and processes. A special assets group was organized in 2008 to evaluate potential nonperforming loans, to properly value nonperforming assets, and to facilitate the timely disposition of these assets while minimizing losses to the Company. In addition, all credit policies have been reviewed and revised as necessary, and experienced managers are in place and have strengthened all lending areas and Credit Administration. Because of loan growth, particularly in our consumer indirect lending portfolio, and an increase in net charge-offs, the provision for loan losses for the year ended December 31, 2011, increased to $20.3 million compared to a $17.1 million for the year ended December 31, 2010. Net charge-offs in 2011 increased to $20.5 million compared to $19.1 million during 2010, largely due to an increase in real estate construction charge-offs. Construction loan net charge-offs increased from $11.3 million for the year ended December 31, 2010, to $13.5 million in 2011. This increase is a function of the continued slow housing market in the Atlanta metropolitan area.

The performance of the consumer indirect lending portfolio of loans which at December 31, 2011, made up 48.8% of the total loan portfolio, has also shown improvement in 2011. Indirect loans 60-89 days delinquent decreased 52.1% from December 31, 2010, to December 31, 2011. Nonaccrual indirect loan balances decreased 29.8% from December 31, 2010, to December 31, 2011.

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

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, troubled debt restructured loans, repossessions, and other real estate. Nonaccrual loans are loans on which the interest accruals have been discontinued when it appears that future collection of principal or interest according to the contractual terms may be doubtful. Troubled debt restructured loans are those loans whose terms have been modified, because of economic or legal reasons related to the debtors’ financial difficulties and provide a concession to the borrower such as, a reduction in principal, change in terms, or modification of interest rates to below market levels. The Bank had $23.6 million in troubled debt restructured loans at December 31, 2011, of which $10.6 million were accruing loans and $13.0 million are on nonaccrual and included in nonperforming assets below. Repossessions include vehicles and other personal property that have been repossessed as a result of payment defaults on indirect automobile loans and commercial loans.

Nonperforming Assets

	December 31,
	2011	2010	2009	2008	2007
		(Dollars in thousands)
Nonaccrual loans-legacy	$60,413	$76,545	$69,743	$98,151	$14,371
Nonaccrual loans—FDIC-assisted transactions	6,272	—	—	—	—
Repossessions	1,423	1,119	1,393	2,016	2,512
Other real estate—legacy	21,058	20,525	21,780	15,063	7,308
Other real estate—FDIC-assisted transaction	9,468	—	—	—	—

Total nonperforming assets	$98,634	$98,189	$92,916	$115,230	$24,191

Loans past due 90 days or more and still accruing	$116	$—	$—	$—	$23

Ratio of loans past due 90 days or more and still accruing to total loans	0.01%	—%	—%	—%	—%
Ratio of nonperforming assets to total loans, repossessions and ORE	5.51	6.01	6.43	7.89	1.65

The increase in nonperforming assets from December 31, 2010, to December 31, 2011, was a result of an increase in ORE. ORE increased primarily due to the FDIC-assisted acquisition of Decatur First Bank in the fourth quarter of 2011. At December 31, 2011, the ORE which is related to Decatur First Bank totaled $9.5 million. Management believes it has been proactive in charging down and charging off these nonperforming assets as appropriate. Management’s assessment of the overall loan portfolio is that loan quality and performance have stabilized. Management is being aggressive in evaluating credit relationships and proactive in addressing problems.

When a loan is classified as nonaccrual, to the extent collection is in question, previously accrued interest is reversed and interest income is reduced by the interest accrued in the current year. If any portion of the accrued interest was accrued in a previous period, accrued interest is reduced and a charge for that amount is made to the allowance for loan losses. For 2011, the gross amount of interest income that would have been recorded on nonaccrual loans, if all such loans had been accruing interest at the original contract rate, was approximately $3.6 million compared to $4.4 million and $3.4 million during 2010 and 2009, respectively. For additional information on nonaccrual loans see “Critical Accounting Policies—Allowance for Loan Losses.”

Allowance for Loan Losses

As discussed in “Critical Accounting Policies—Allowance for Loan Losses,” the allowance for loan losses is established and maintained through provisions charged to operations. Such provisions are based on management’s evaluation of the loan portfolio including current economic conditions, loan portfolio concentrations, the economic outlook, past loan loss experience, adequacy of underlying collateral, and such other factors which, in management’s judgment, deserve consideration in estimating loan losses. Loans are charged off when, in the opinion of management, such loans are deemed to be uncollectible. Subsequently, recoveries are added to the allowance.

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

At December 31, 2011, the allowance for loan losses was $28.0 million, or 1.72% of loans compared to $28.1 million, or 2.00% of loans at December 31, 2010. Excluding the Decatur First loan portfolio, the allowance for loan losses as a percentage of loans would be 1.81%. Net charge-offs as a percent of average loans outstanding was 1.38% in 2011 compared to 1.44% for 2010.

The table below presents the allocated loan loss reserves by loan type as of December 31, 2011 and 2010.

	December 31,		Increase (Decrease)
	2011	2010
	(In thousands)
Commercial	$9,183	$7,532	$1,651
Construction	8,262	9,286	(1,024)
Consumer	6,040	7,598	(1,558)
Mortgage	2,535	2,570	(35)
Unallocated	1,936	1,096	840

	$27,956	$28,082	$(126)

The allocated allowance for real estate construction loans decreased $1.0 million to $8.3 million at December 31, 2011, when compared to 2010, primarily due to reduced loans outstanding. Total construction loans decreased $19.4 million during 2011, to $95.8 million compared to $115.2 million at the end of 2010. The allowance allocated to indirect automobile loans decreased $1.6 million or 20.5% to $6.0 million from $7.6 million at the end of 2010. The decrease is primarily the result of positive trends in asset quality indicators somewhat offset by an increase in loans outstanding. The allowance allocated to commercial loans increased $1.7 million during 2011, to $9.2 million compared to $7.5 million at the end of 2010. The increase is primarily related to an increase in loan outstandings and historical charge-offs.

The unallocated allowance increased $840,000 to $1.9 million at December 31, 2011, compared to year-end 2010 based on management’s assessment of losses inherent in the loan portfolio and not reflected in specific allocations. See “Provisions for Loan Losses.”

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

Allocation of the Allowance for Loan Losses

	December 31, 2011		December 31, 2010		December 31, 2009
	Allowance	%*	Allowance	%*	Allowance	%*
			(Dollars in thousands)
Commercial(1)	$9,183	33.83%	$7,532	34.10%	$4,608	31.50%
Real estate—construction	8,262	6.02	9,286	8.21	11,822	12.00
Real estate—mortgage–residential	2,535	7.37	2,570	6.66	1,346	10.15
Consumer installment	6,040	52.78	7,598	51.03	10,994	46.35
Unallocated	1,936	—	1,096	—	1,302	—

Total	$27,956	100.00%	$28,082	100.00%	$30,072	100.00%

	December 31, 2008		December 31, 2007
	Allowance	%*	Allowance	%*
	(Dollars in thousands)
Commercial(1)	$5,587	25.07%	$4,228	22.07%
Real estate—construction	11,042	17.66	2,776	20.32
Real estate—mortgage–residential	599	8.32	562	6.75
Consumer installment	15,364	48.95	8,196	50.86
Unallocated	1,099	—	795	—

Total	$33,691	100.00%	$16,557	100.00%

*	Percentage of respective loan type to loans.
(1)	Includes allowance allocated for real estate–mortgage–commercial loans and SBA loans.

Investment Securities

The levels of short-term investments reflect our strategy of maximizing portfolio yields within overall asset and liability management parameters while providing for pledging and liquidity needs. Investment securities other than the investment in FHLB stock, on an amortized cost basis totaled $264 million and $175 million at December 31, 2011, and 2010, respectively. The increase of $89 million in investments at December 31, 2011, compared to December 31, 2010, was attributable to management’s decision to better position the portfolio for future changes in interest rates and execute cash flow and capital risk rating strategies.

In 2011, the Company made several investment purchases and sales in an effort to position the portfolio should overall interest rates rise, to provide for liquidity needs as the loan portfolio began to grow, and to improve the risk based capital requirement profile of the investment portfolio. The Company sold five mortgage backed securities with an amortized cost basis of $32 million. The Company purchased $79 million in GNMA mortgage backed securities and $93 million in FHLB callable debt. In addition, the Bank purchased the investment portfolio from Decatur First Bank in an FDIC-assisted transaction, which totaled $42 million at December 31, 2011, and consisted primarily of agency mortgage-backed securities.

Decreasing the size of the investment portfolio were principal paydowns on mortgage-backed securities of $29 million, and $64 million in calls on FHLB and FNMA securities.

The estimated weighted average life of the securities portfolio was 4.07 years at December 31, 2011, compared to 6.0 years at December 31, 2010. At December 31, 2011, approximately $255 million based on the amortized cost of investment securities were classified as available-for-sale, compared to $161 million based on the amortized cost at December 31, 2010. The net unrealized gain on these securities available-for-sale at December 31, 2011, was $6.0 million before taxes, compared to a net unrealized gain of $738,000 before taxes at December 31, 2010.

At December 31, 2011 and 2010, we classified all but $6.0 million and $14.1 million, respectively, of our investment securities as available-for-sale. We maintain a relatively high percentage of our investment portfolio as available-for-sale for possible liquidity needs related primarily to loan production, while held-to-maturity securities are primarily utilized for pledging as collateral for public deposits and other borrowings.

Distribution of Investment Securities

	December 31,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
			(In thousands)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$62,197	$62,700	$26,135	$26,336	$63,674	$63,119
Municipal securities	19,124	19,714	11,705	11,330	11,706	11,407
Mortgage backed securities-agency	182,900	179,005	137,010	138,738	80,966	82,333

Total	$264,311	$261,419	$174,850	$176,404	$156,346	$156,859

The following table depicts the maturity distribution of investment securities and average yields as of December 31, 2011 and 2010. All amounts are categorized by their expected repricing date. The expected maturities may differ from the contractual maturities of mortgage backed securities because the mortgage holder of the underlying mortgage loans has the right to prepay their mortgage loans without prepayment penalties. The expected maturities may differ from the contractual maturities of callable agencies and municipal securities because the issuer has the right to redeem the callable security at predetermined prices at specified times prior to maturity.

Maturity Distribution of Investment Securities and Average Yields(1)

	December 31, 2011			December 31, 2010
	Amortized Cost	Fair Value	Average Yield(1)	Amortized Cost	Fair Value	Average Yield(1)
			(Dollars in thousands)
Available-for-Sale:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies:
Due in less than one year	$21,000	$21,058	2.10%	$10,000	$10,039	1.80%
Due after one year through five years	37,975	38,292	1.93	16,135	16,297	2.32
Due five years through ten years	1,002	1,036	3.06	—	—
Due after ten years	2,220	2,313	3.21	—	—

Municipal securities(2)
Due in less than one year	750	753	6.61	—	—
Due after one year through five years	11,013	11,302	5.41	5,592	5,482	6.01
Due five years through ten years	5,849	6,080	6.29	6,113	5,848	6.16
Due after ten years	1,512	1,580	6.99	—	—	—

Mortgage backed securities
Due in less than one year	22	22	1.14	—	—
Due after one year through five years	166,085	170,829	2.76	118,958	119,962	3.44
Due five years through ten years	8,007	8,154	3.32	3,942	3,850	3.83

	$255,435	$261,419		$160,740	$161,478

Held-to-Maturity:
Mortgage backed securities
Due in less than one year	$—	$—	—%	$1,770	$1,785	4.09%
Due after one year through five years	8,876	9,662	4.90	12,340	13,141	4.97

	$8,876	$9,662		$14,110	$14,926

(1)	Weighted average yields are calculated on the basis of the carrying value of the security.
(2)	Interest income includes the effects of taxable equivalent adjustments of $279,000 in 2011 and $242,000 in 2010.

Deposits

Total deposits increased $258.3 million or 16.0% during 2011 to $1.872 billion at December 31, 2011, from $1.613 billion at December 31, 2010, due to an increase in interest-bearing demand deposits of $99.4 million or 23.2% to $527.0 million, an increase in noninterest bearing demand deposits of $84.0 million or 45.2% to $269.6 million and an increase in time deposits $100,000 and over of $82.8 million or 33.6% to $329.2 million. Savings deposits decreased $8.8 million or 2.2% to $389.2 million. The Bank acquired Decatur First Bank in an FDIC-assisted transaction in the fourth quarter of 2011, and at December 31, 2011, had $18.5 million in noninterest-bearing demand deposits, $58.7 million in interest-bearing deposits, $2.2 million in savings, $26.1 million in time deposits $100,000 and over, and $29.1 million in other time deposits resulting from that acquisition. As interest rates stabilized at historically low levels in 2011, many customers fearing locking in low certificate of deposit rates, put their money into money market accounts which pay competitive rates but allow the depositor the flexibility to access the funds when necessary. The increase in noninterest-bearing demand deposits was in part due to an increase in the number of transaction accounts as the result of continued benefits from the transaction account acquisition initiative continued in 2011, and in part due to unlimited deposit insurance coverage available through December 31, 2012, for noninterest-bearing transaction accounts through implementation of the Dodd-Frank Act. Management priced time deposits $100,000 and over very competitively in 2011 to encourage customers to extend maturities allowing the Bank to take advantage of the historically low deposit interest rates.

Average interest-bearing deposits during 2011 increased $106.0 million or 7.6% over 2010 average balances to $1.499 billion. The average balance of savings deposits decreased $7.7 million to $407.9 million, while the average balance of interest-bearing demand deposits increased $94.6 million to $439.2 million, and the average balance of time deposits increased $19.0 million to $652.3 million. Core deposits, obtained from a broad range of customers, and our largest source of funding, consist of all interest-bearing and noninterest-bearing deposits except time deposits over $100,000 and brokered deposits. Brokered deposits decreased from $62.5 million at December 31, 2010, to $19.2 million at December 31, 2011, and are included in other time deposit balances in the consolidated balance sheets. As core deposits grew during 2011, higher cost maturing brokered certificates of deposit were allowed to mature without being replaced. The average balance of interest-bearing core deposits was $1.163 billion and $1.070 billion during 2011 and 2010, respectively.

Noninterest-bearing deposits are comprised of certain business accounts, including correspondent bank accounts and escrow deposits, as well as individual accounts. Average noninterest-bearing demand deposits totaling $219.4 million represented 15.9% of average core deposits in 2011 compared to an average balance of $169.1 million or 13.7% in 2010. The average amount of, and average rate paid on, deposits by category for the periods shown are presented in the following table:

Selected Statistical Information for Deposits

	December 31,
	2011		2010		2009
	Average Amount	Rate	Average Amount	Rate	Average Amount	Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$219,377	—%	$169,120	—%	$142,656	—%
Interest-bearing demand deposits	439,243	0.53	344,607	0.87	236,819	1.18
Savings deposits	407,865	0.78	415,516	1.39	333,865	2.09
Time deposits	652,343	1.65	633,374	2.32	829,229	3.48

Total average deposits	$1,718,828	0.95	$1,562,617	1.50	$1,542,569	2.50

Maturity Distribution of Time Deposits

	December 31, 2011
	Other	$100,000 or More	Total
	(In thousands)
Three months or less	$71,946	$50,095	$122,041
Over three through six months	66,656	71,791	138,447
Over six through 12 months	89,258	78,976	168,234
Over one through two years	54,443	40,199	94,642
Over two through three years	24,787	20,484	45,271
Over three through four years	44,007	67,197	111,204
Over four through five years	5,542	327	5,869
Over five years	10	—	10

Total	$356,649	$329,069	$685,718

Short-Term Debt

There were four FHLB short-term borrowings at December 31, 2011 totaling $34.5 million, which were drawn on a collateralized line with $12.0 million maturing January 3, 2012 at a rate of 0.14%, $5.0 million maturing March 12, 2012 at 3.29%, $2.5 million maturing April 2, 2012 at a rate of 3.24%, and $15.0 million maturing April 13, 2012 at a rate of 2.56%. There were no FHLB short-term borrowings at December 31, 2010. All FHLB advances are collateralized with qualifying residential, home equity, and commercial real estate mortgage loans and, from time to time, agency notes or agency mortgage backed securities.

Other short-term borrowings totaled approximately $18.6 million and $33.0 million at December 31, 2011 and 2010, respectively, consisting of the FHLB short-term borrowings listed above, and $18.6 million and $20.8 million, respectively, in overnight repurchase agreements primarily with commercial customers at an average rate of 0.23% and 0.47%, respectively. In addition, at December 31, 2010, the Bank had $12.2 million in SBA secured borrowings at 5.07%. These borrowings result from transfers of SBA loans to third parties in which the Bank makes certain representations and warranties effective for 90 days from the date of transfer. When the 90 day period expires, the secured borrowing is reduced, loans are reduced, and a gain or loss on sale is recorded in SBA lending activities in the Consolidated Statement of Operations. There were no SBA secured borrowings at December 31, 2011.

There were no Federal funds purchased outstanding at December 31, 2011 or December 31, 2010.

Schedule of Short-Term Borrowings(1)

Years Ended December 31,	Maximum Outstanding at Any Month-End	Average Balance	Average Interest Rate During Year	Ending Balance	Weighted Average Interest Rate at Year-End
	(Dollars in thousands)
2011	$53,081	$41,877	1.64%	$53,081	1.30%
2010	58,999	37,669	2.71	32,977	2.17
2009	52,047	35,644	1.73	41,869	2.74

(1)	Consists of Federal funds purchased, securities sold under agreements to repurchase, long-term borrowings within a year to maturity, and borrowings from the FHLB that mature either overnight or on a remaining fixed maturity not to exceed one year.

Subordinated Debt and Other Long-Term Debt

The Company had $120.0 million and $142.5 million of subordinated debt and other long-term debt outstanding at December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, the Company had $67.5 million in trust preferred securities classified as subordinated debt, including $2.0 million in subordinated debt incurred to acquire stock in the trust preferred subsidiaries. The Company also had $52.5 million and $75.0 million at December 31, 2011 and 2010, respectively, in long-term Federal Home Loan Bank Advances.

The $22.5 million or 15.8% decrease in long-term debt at December 31, 2011, compared to December 31, 2010 is a result of the reclassification of three FHLB advances totaling $22.5 million from long-term borrowings to short-term borrowings. A $5.0 million 3.29% FHLB advance maturing March 12, 2012, a $2.5 million 3.25% FHLB advance maturing April 2, 2012, and a $15.0 million 2.56% FHLB advance maturing April 13, 2012 were reclassified during 2011.

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

On March 12, 2008, the Company entered into a $5.0 million five year FHLB European convertible advance collateralized with pledged qualifying real estate loans and maturing March 12, 2013. The advance had an interest rate of 2.79% at December 31, 2010. The FHLB has the one-time option on March 14, 2011, to convert the interest rate from a fixed rate to a variable rate based on three-month LIBOR plus a spread charged by the FHLB to its members for an adjustable rate credit advance with the same remaining maturity but did not exercise this option.

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

On November 5, 2007, the Company entered into a $25.0 million three year FHLB European Convertible Advance collateralized with pledged qualifying real estate loans and maturing November 5, 2010. The interest rate on the advance was originally at 4.06% and had a one-time FHLB conversion option in November of 2008. In 2010, this advance was restructured to extend the maturity date to July 16, 2013 and lower the interest rate to 1.76%.

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

On August 20, 2007, the Company issued $20.0 million in fixed-floating rate capital securities of Fidelity Southern Statutory Trust III with a liquidation value of $1,000 per security. Interest is fixed at 6.62% for five years and then converts to a floating rate, which will adjust quarterly at a rate per annum equal to the three-month LIBOR plus 1.40%. The issuance has a final maturity of 30 years, but may be redeemed with regulatory approval at any distribution payment date on or after September 15, 2012, or at any time upon certain events, such as a change in the regulatory treatment of the trust preferred securities, at the redemption price of 100%, plus accrued and unpaid interest, if any.

On March 17, 2005, the Company issued $10.0 million in floating rate capital securities of Fidelity Southern Statutory Trust II with a liquidation value of $1,000 per security. Interest is adjusted quarterly at a rate per annum equal to the three-month LIBOR plus 1.89%. The capital securities had an initial rate of 4.87% and a rate of 2.45% and 2.19% at December 31, 2011 and December 31, 2010, respectively. The issuance has a final maturity of 30 years, but may be redeemed at any distribution payment date on or after March 17, 2010, at the redemption price of 100%.

On June 26, 2003, the Company issued $15.0 million in Floating Rate Capital Securities of Fidelity Southern Statutory Trust I with a liquidation value of $1,000 per security. Interest is adjusted quarterly at a rate per annum equal to the three-month LIBOR plus 3.10%. The capital securities had an initial rate of 4.16%, with the provision that prior to June 26, 2008, the rate will not exceed 11.75%. The rates in effect on December 31, 2011 and 2010, were 3.67% and 3.40%, respectively. The issuance has a final maturity of 30 years, but may be redeemed at any distribution payment date on or after June 26, 2008, at the redemption price of 100%.

On July 27, 2000, the Company issued $10.0 million of 11.045% Fixed Rate Capital Trust Preferred Securities of Fidelity National Capital Trust I with a liquidation value of $1,000 per share. On March 23, 2000, we issued $10.5 million of 10.875% Fixed Rate Capital Trust Pass-through Securities of FNC Capital Trust I with a liquidation value of $1,000 per share. Both issues have 30 year final maturities and are redeemable in whole or in part after ten years at declining redemption prices to 100% after 20 years.

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

The $65.5 million of trust preferred securities issued by trusts established by the Company, as of December 31, 2011 and 2010, are not consolidated for financial reporting purposes in accordance with FASB ASC 810-10-05, formerly known as FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (Revised)”. Thus, the equity investments in the subsidiaries created to issue the obligations, the obligations themselves, and related dividend income and interest expense are reported on a deconsolidated basis, with the investments in the amount of $2.0 million at December 31, 2011, and 2010, reported as other assets and dividends included as other noninterest income. The obligations, including the amount related to the equity investments, in the amount of $67.5 million at December 31, 2011, and 2010, are reported as subordinated debt, with related interest expense reported as interest on subordinated debt.

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

Our only restricted core capital elements consist of $65.5 million in trust preferred securities issues and $2.3 million in other identifiable intangibles; therefore, the Rule has minimal impact on our capital ratios, our financial condition, or our operating results. The trust preferred securities are eligible for our regulatory Tier 1 capital, with a limit of 25% of the sum of all core capital elements. All amounts exceeding the 25% limit are includable in the Company’s regulatory Tier 2 capital.

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

Shareholders’ equity at December 31, 2011 and 2010, was $167.3 million and $140.5 million, respectively. The $26.8 million increase at December 31, 2011, compared to December 31, 2010, was primarily the result of net income, and capital contributions offset by preferred dividends paid during 2011.

Recent Accounting Pronouncements

See Note 1—“Summary of Significant Accounting Policies” in the accompanying Notes to Consolidated Financial Statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact, if any, on our operations and financial condition.

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

CONSOLIDATED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2011				2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
			(In thousands, except per share data)
Interest income	$24,205	$22,959	$23,091	$23,445	$23,899	$23,713	$24,440	$23,232
Interest expense	5,126	5,404	6,046	6,273	6,420	7,276	8,199	8,668

Net interest income	19,079	17,555	17,045	17,172	17,479	16,437	16,241	14,564
Provision for loan losses	5,300	4,400	4,850	5,775	6,975	5,025	1,150	3,975
Securities gains, net	—	—	1,078	—	—	—	2,291	—
Noninterest income	15,681	9,978	14,094	11,686	13,593	11,561	11,248	6,507
Noninterest expense	23,649	20,415	20,883	20,475	20,177	19,979	18,823	16,994

Income before income taxes (benefit)	5,811	2,718	5,406	2,608	3,920	2,994	7,516	102
Income tax expense (benefit)	1,979	608	1,792	766	932	913	2,647	(93)

Net income	3,832	2,110	3,614	1,842	2,988	2,081	4,869	195
Preferred stock dividends	(824)	(823)	(823)	(823)	(823)	(823)	(823)	(823)

Net income (loss) available to common equity	$3,008	$1,287	$2,791	$1,019	$2,164	$1,258	$4,046	$(628)

Earnings (loss) per share:
Basic earnings (loss) per share(1)	$0.23	$0.10	$0.23	$0.10	$0.20	$0.12	$0.37	$(0.06)

Diluted earnings (loss) per share(1)	$0.21	$0.09	$0.21	$0.08	$0.18	$0.10	$0.34	$(0.06)

Weighted average shares outstanding(1)	13,288	13,249	11,896	11,011	11,004	10,997	10,956	10,634

(1)	Adjusted for stock dividends

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

See Item 7, “Market Risk” and “Interest Rate Sensitivity” for a quantitative and qualitative discussion about our market risk.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Fidelity Southern Corporation

We have audited the accompanying consolidated balance sheets of Fidelity Southern Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fidelity Southern Corporation and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fidelity Southern Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 27, 2012

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(Dollars in thousands)
ASSETS
Cash and due from banks	$53,380	$45,761
Interest-bearing deposits with banks	1,493	1,481
Federal funds sold	2,411	517

Cash and cash equivalents	57,284	47,759
Investment securities available-for-sale (amortized cost of $255,435 and $160,740 at December 31, 2011 and 2010, respectively)	261,419	161,478
Investment securities held-to-maturity (fair value of $9,662 and $14,926 at December 31, 2011 and 2010, respectively)	8,876	14,110
Investment in FHLB stock	7,582	6,542
Loans held-for-sale (loans carried at fair value of $90,907 and $155,029 at December 31, 2011 and 2010, respectively)	133,849	209,898
Loans	1,623,871	1,403,372
Allowance for loan losses	(27,956)	(28,082)

Loans, net of allowance for loan losses	1,595,915	1,375,290
FDIC indemnification asset	12,279	—
Premises and equipment, net	28,909	19,510
Other real estate, net	30,526	20,525
Accrued interest receivable	9,015	7,990
Bank owned life insurance	31,490	30,275
Other assets	57,651	51,923

Total assets	$2,234,795	$1,945,300

LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$269,590	$185,614
Interest-bearing deposits:
Demand and money market	526,962	427,590
Savings	389,246	398,012
Time deposits, $100,000 and over	329,164	246,317
Other time deposits	356,554	355,715

Total deposits	1,871,516	1,613,248
Other short-term borrowings	53,081	32,977
Subordinated debt	67,527	67,527
Other long-term debt	52,500	75,000
Accrued interest payable	2,535	2,973
Other liabilities	20,356	13,064

Total liabilities	2,067,515	1,804,789

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value. Authorized 10,000,000; 48,200 shares issued and outstanding, net of discount	46,461	45,578
Common Stock, no par value. Authorized 50,000,000; issued and outstanding 13,323,064 and 11,054,354 at 2011 and 2010, respectively	74,219	57,542
Accumulated other comprehensive gain (loss), net of tax	3,710	458
Retained earnings	42,890	36,933

Total shareholders’ equity	167,280	140,511

Total liabilities and shareholders’ equity	$2,234,795	$1,945,300

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands, except per share data)
Interest Income:
Loans, including fees	$86,698	$87,316	$86,909
Investment securities	6,777	7,790	10,511
Federal funds sold and bank deposits	225	178	163

Total interest income	93,700	95,284	97,583
Interest Expense:
Deposits	16,309	23,445	38,621
Short-term borrowings	685	1,021	616
Subordinated debt	4,494	4,502	4,650
Other long-term debt	1,361	1,595	2,122

Total interest expense	22,849	30,563	46,009
Net Interest Income	70,851	64,721	51,574
Provision for loan losses	20,325	17,125	28,800

Net Interest Income After Provision for Loan Losses	50,526	47,596	22,774
Noninterest Income:
Service charges on deposit accounts	4,143	4,284	4,413
Other fees and charges	2,613	2,155	2,005
Mortgage banking activities	24,663	24,478	14,961
Indirect lending activities	5,891	4,485	4,229
SBA lending activities	8,463	2,435	1,099
Bank owned life insurance	1,315	1,316	1,280
Securities gains	1,078	2,291	5,308
Other	3,273	1,465	683

Total noninterest income	51,439	42,909	33,978
Noninterest Expense:
Salaries and employee benefits	47,525	42,573	33,261
Furniture and equipment	3,075	2,721	2,721
Net occupancy	4,504	4,480	4,421
Communication	2,158	1,878	1,617
Professional and other services	5,690	4,790	4,916
Other real estate expense	7,896	6,995	6,859
FDIC insurance premiums	2,581	3,534	3,666
Other	11,993	9,002	7,101

Total noninterest expense	85,422	75,973	64,562

Income (loss) before income tax expense (benefit)	16,543	14,532	(7,810)
Income tax expense (benefit)	5,145	4,399	(3,955)

Net income (loss)	11,398	10,133	(3,855)
Preferred stock dividends and accretion of discount	3,293	3,293	3,293

Net income (loss) available to common equity	$8,105	$6,840	$(7,148)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.66	$0.63	$(0.69)

Diluted earnings (loss) per share	$0.59	$0.56	$(0.69)

Weighted average shares outstanding—Basic	12,369,683	10,899,010	10,426,109

Weighted average shares outstanding—Fully Diluted	13,834,867	12,266,302	10,426,109

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Accumulated Other Comprehensive Income (Loss) Net of Tax	Retained Earnings	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance December 31, 2008	48	$43,813	9,658	$51,886	$1,333	$39,572	$136,604
Comprehensive income:
Net loss	—	—	—	—	—	(3,855)	(3,855)
Other comprehensive income, net of tax	—	—	—	—	(1,397)	—	(1,397)

Comprehensive loss	—	—	—	—	—	—	(5,252)
Common stock issued and share-based compensation under:
Employee benefit plans	—	—	142	566	—	—	566
Dividend reinvestment plan	—	—	67	181	—	—	181
Accretion of discount on preferred stock	—	883	—	—	—	(883)	—
Preferred stock dividend	—	—	—	—	—	(2,410)	(2,410)
Common stock dividend	—	—	197	709	—	(709)	—
Cash paid for fractional interest associated with stock dividend	—	—	—	—	—	(4)	(4)

Balance December 31, 2009	48	44,696	10,064	53,342	(64)	31,711	129,685
Comprehensive income:
Net income	—	—	—	—	—	10,133	10,133
Other comprehensive income, net of tax	—	—	—	—	522	—	522

Comprehensive income	—	—	—	—	—	—	10,655
Common stock issued and share-based compensation under:
Employee benefit plans	—	—	197	590	—	—	590
Dividend reinvestment plan	—	—	304	2,000	—	—	2,000
Accretion of discount on preferred stock	—	882	—	—	—	(882)	—
Preferred stock dividend	—	—	—	—	—	(2,410)	(2,410)
Common stock dividend	—	—	211	1,610	—	(1,610)	—
Cash paid for fractional interest associated with stock dividend	—	—	—	—	—	(9)	(9)

Balance December 31, 2010	48	45,578	10,776	57,542	458	36,933	140,511
Comprehensive income:
Net income	—	—	—	—	—	11,398	11,398
Other comprehensive income, net of tax	—	—	—	—	3,252	—	3,252

Comprehensive income	—	—	—	—	—	—	14,650
Common stock issued and share-based compensation under:
Employee benefit plans	—	—	73	186	—	—	186
Dividend reinvestment plan	—	—	29	196	—	—	196
Stock issuance	—	—	2,167	14,412	—	—	14,412
Accretion of discount on preferred stock	—	883	—	—	—	(883)	—
Preferred stock dividend	—	—	—	—	—	(2,410)	(2,410)
Common stock dividend	—	—	278	1,883	—	(1,883)	—
Cash dividend	—	—	—	—	—	(265)	(265)

Balance December 31, 2011	48	$46,461	13,323	$74,219	$3,710	$42,890	$167,280

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Operating Activities:
Net income (loss)	$11,398	$10,133	$(3,855)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	20,325	17,125	28,800
Depreciation and amortization of premises and equipment	2,092	1,810	1,912
Other amortization	3,525	1,967	1,051
Impairment of other real estate	9,955	4,154	3,869
Share-based compensation	58	183	231
Proceeds from sale of loans	1,524,325	1,261,085	850,477
Proceeds from acquisition of Decatur First Bank	9,830	—	—
Proceeds from sales of other real estate	16,018	14,157	17,198
Proceeds from sale of premises and equipment	—	—	61
Loans originated for resale	(1,419,470)	(1,321,963)	(917,420)
Securities gains	(1,078)	(2,291)	(5,308)
Gains on loan sales	(28,806)	(17,789)	(8,448)
Gain on Decatur First Bank acquisition	(1,527)	—	—
Gain on sale of other real estate	(851)	(727)	(68)
Gain on sales of premises and equipment	—	—	(56)
Net increase in cash value of bank owned life insurance	(1,215)	(1,217)	(1,190)
Net (decrease) increase in deferred income taxes	(2,060)	(3,788)	2,560
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(1,025)	(158)	260
Other assets	(5,609)	245	(20,049)
Accrued interest payable	(438)	(1,531)	(2,534)
Other liabilities	6,933	5,855	1,236

Net cash provided by (used in) operating activities	142,380	(32,750)	(51,273)
Investing Activities:
Purchases of investment securities available-for-sale	(170,935)	(251,435)	(215,730)
Purchase of investment in FHLB stock	(1,441)	(90)	(1,485)
Sales of investment securities available-for-sale	32,781	94,676	156,383
Maturities and calls of investment securities held-to-maturity	5,242	5,225	5,479
Maturities and calls of investment securities available-for-sale	85,983	134,265	53,665
Redemption of investment in FHLB stock	401	315	—
Net (increase) decrease in loans	(187,148)	(148,563)	38,439
Capital improvements to other real estate	(36)	(394)	(411)
Purchases of premises and equipment	(9,252)	(3,228)	(698)
Net increase in cash from Decatur First Bank acquisition	23,846	—	—

Net cash (used in) provided by investing activities	(220,559)	(169,229)	35,642
Financing Activities:
Net increase in demand deposits, money market accounts, and savings accounts	89,369	160,616	303,778
Net increase (decrease) in time deposits	(1,028)	(98,093)	(196,735)
Proceeds from issuance of other long-term debt	—	25,000	30,000
Repayment of other long-term debt	(27,500)	—	(27,500)
Increase (decrease) in short-term borrowings	14,802	(8,893)	(13,147)
Proceeds from issuance of common stock	14,736	2,407	515
Common stock dividends paid	(265)	(9)	(3)
Preferred stock dividends paid	(2,410)	(2,410)	(2,182)

Net cash provided by financing activities	87,704	78,618	94,726

Net increase (decrease) in cash and cash equivalents	9,525	(123,361)	79,095
Cash and cash equivalents, beginning of year	47,759	171,120	92,025

Cash and cash equivalents, end of year	$57,284	$47,759	$171,120

Supplemental disclosures of cash flow information:
Cash paid (refunded) during the year for:
Interest	$23,288	$32,095	$48,542

Income taxes	$9,880	$4,431	$(3,552)

Noncash transfers of loans to other real estate	$35,087	$15,935	$27,305

Acquisition of Decatur First Bank
Assets acquired	$172,285	$—	$—

Liabilities assumed	$(180,588)	$—	$—

Stock dividends	$416	$1,589	$709

Loans transferred from held-for-sale	$10,689	$6,546	$9,421

Accretion of discount on preferred stock	$883	$882	$883

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

Investment Securities

In accordance with FASB ASC 320-10-15, formerly known as Statements of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” our investment securities are classified in one of the following three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. The Company does not engage in that activity. Held-to-maturity securities are those designated as held-to-maturity when purchased, which the Company has the ability and positive intent to hold until maturity. All other debt securities not included in trading or held-to-maturity are classified as available-for-sale.

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

A substantial portion of the Bank’s loans is secured by real estate located in the metropolitan Atlanta, Georgia, area. In addition, most of the Bank’s other real estate and many consumer loans are located in this same market area. Accordingly, the ultimate collectability of a substantial portion of the loan portfolio and the recovery of a substantial portion of the carrying amount of other real estate are susceptible to changes in market conditions in this market area.

Covered Loans and Related Loss Share Receivable

Loans acquired in FDIC-assisted transactions and covered under loss sharing agreements with the FDIC (“Loss Share Agreements”) are referred to as covered loans. Covered loans are recorded at fair value at the date of acquisition exclusive of the Loss Share Agreements. No allowance for loan losses related to covered loans is recorded on the acquisition date as the fair value of the loans acquired incorporates assumptions regarding credit risk. In determining the acquisition date fair value of acquired impaired loans, and in subsequent accounting, the Company generally aggregates purchased consumer loans and certain smaller balance commercial loans into pools of loans with common risk characteristics, while accounting for larger balance commercial loans individually. Expected cash flows at the purchase date in excess of the fair value of loans are recorded as interest income over the life of the loans if the timing and amount of the future cash flows is reasonably estimable. Subsequent to the purchase date, increases in cash flows over those expected at the purchase date are recognized as interest income prospectively. The present value of any decreases in expected cash flows after the purchase date is recognized as a provision for loan losses net of any expected reimbursement under any Loss Share Agreements.

An indemnification asset is recorded at the acquisition date which represents the estimated fair value of reimbursement the Company expects to receive from the FDIC for incurred losses on certain covered loans. The fair value measurement reflects counterparty credit risk and other uncertainties. The loss share receivable continues to be measured on the same basis as the related indemnified loans. Deterioration in the credit quality of the loans (recorded as an adjustment to the allowance for loan losses) would immediately increase the basis of the loss share receivable, with the offset recorded through the consolidated statement of operations in noninterest income. Increases in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the remaining life of the loans) decrease the basis of the loss share receivable, with such decrease being amortized into income over 1) the same period or 2) the life of the Loss Share Agreements, whichever is shorter. Loss assumptions used in the basis of the loss share receivable are consistent with the loss assumptions used to measure the related covered loans.

Upon the determination of an incurred loss the loss share receivable will be reduced by the amount owed by the FDIC. A corresponding, claim receivable is recorded in accrued interest receivable and other assets on the consolidated balance sheet until cash is received from the FDIC.

Loans Held-For-Sale

Loans held-for-sale include the majority of originated residential mortgage loans, certain SBA loans, and a pool of indirect automobile loans at December 31, 2011 and 2010. The Company has the ability and intent to sell loans classified as held-for-sale and the SBA and indirect automobile loans held-for-sale are recorded at the lower of cost or market on an aggregate basis. Any loans initially determined to be held-for-sale and later transferred to the held for investment portfolio are transferred at the lower of cost or market. We have elected to account for newly originated residential mortgage loans held-for-sale under FASB accounting standards codification 825-10-25 which was previously known as Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” For residential mortgage loans, fair value is determined by outstanding commitments from investors for committed loans and on the basis of current delivery prices in the secondary mortgage market for uncommitted loans, if any. Adjustments to reflect unrealized gains and losses resulting from changes in fair value of residential mortgage loans held-for-sale and realized gains and losses upon ultimate sale of the loans are classified as noninterest income in the Consolidated Statements of Operations. For SBA loans, fair value is determined primarily based on loan performance and available market information. For indirect automobile loans, the fair value is determined based on evaluating the estimated market value of the pool being accumulated for sale based on available market information.

There are certain regulatory capital requirements that must be met in order to qualify to originate residential mortgage loans and these capital requirements are monitored to assure compliance. The Company was in compliance with these requirements at December 31, 2011.

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

Fair Value

The Company measures or monitors certain of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Additionally, fair value is used on a nonrecurring basis to evaluate assets for impairment or for disclosure purposes. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating fair value, which are in accordance with FASB ASC 820-10-35, formerly known as SFAS No. 157 and FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active,” when applicable.

The Company applied the following fair value hierarchy:

Level 1—Assets or liabilities for which the identical item is traded on an active exchange, such as publicly-traded instruments or future contracts.

Level 2—Assets and liabilities valued based on observable market data for similar instruments.

Level 3—Assets or liabilities for which significant valuation assumptions are not readily observable in the market; instruments valued based on the best available data, some of which is internally developed, and considers risk premiums that a market participant would require.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, an update to ASC 820-10, “Fair Value Measurements”. This update adds a new requirement to disclose transfers in and out of level 1 and level 2, along with the reasons for the transfers, and requires a gross presentation of purchases and sales of level 3 activities. Additionally, the update clarifies that entities provide fair value measurement disclosures for each class of assets and liabilities and that entities provide enhanced disclosures around level 2 valuation techniques and inputs. The Company adopted the disclosure requirements for level 1 and level 2 transfers and the expanded fair value measurement and valuation disclosures effective January 1, 2010. The disclosure requirements for level 3 activities were effective on January 1, 2011. The adoption of ASU No. 2010-06 had no impact on the Company’s financial position and statement of income.

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

In July 2010, the FASB issued ASU No. 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” which amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period were effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period were effective for interim and annual reporting periods beginning on or after December 15, 2010, and are included in Note 5.

In April 2011, the FASB issued ASU No. 2011-02 “A Creditors Determination of Whether a Restructuring is a Troubled Debt Restructuring” which clarifies a creditor’s determination of whether it has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. This ASU was effective for the first interim or annual period beginning after June 15, 2011. The adoption of this ASU did not have a material impact on the Company’s financial position or statement of income. The Company has made the proper disclosure in these financial statement footnotes.

In April 2011, the FASB issued ASU No. 2011-03 “Reconsideration of Effective Control for Repurchase Agreements” which removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. This ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The Company does not expect the adoption of the ASU to have a material impact on its financial position and statement of income.

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

2.	Business Combinations

On October 21, 2011, the Bank entered into a purchase and assumption agreement with a loss share arrangement with the FDIC, as receiver of Decatur First Bank (“Decatur First”), to acquire certain assets and assume substantially all of the deposits and certain liabilities in a whole-bank acquisition. The Bank received a cash payment from the FDIC of approximately $9.0 million to assume the net liabilities.

The loans and other real estate (collectively referred to as covered assets) acquired are covered by Loss Share Agreements between the Bank and the FDIC which affords the Bank significant protection against future losses. The acquired loans covered under the Loss Share Agreements with the FDIC, including the amounts of expected reimbursements from the FDIC under the agreements, are reported in loans and are referred to as covered loans. New loans made after the date of the transaction are not covered by the provisions of the Loss Share Agreements. The Bank acquired other assets that are not covered by the Loss Share Agreements, including investment securities purchased at fair market value and other assets. The acquired assets and liabilities, as well as adjustments to record the assets and liabilities at fair value, are presented in the following table.

	As Recorded by FDIC/Decatur First	Fair Value Adjustments	As Recorded by Fidelity
	(In thousands)
Assets
Cash and due from banks	$33,676	$—	$33,676
Investment securities	42,724	—	42,724
Covered loans	94,730	(15,306)	79,424
FDIC indemnification asset	—	12,279	12,279
Core deposit intangible	—	1,002	1,002
Covered other real estate	14,426	(4,961)	9,465
Other assets	3,545	(594)	2,951

Total assets acquired	$189,101	$(7,580)	$181,521

Liabilities
Deposits	$169,927	$—	$169,927
FHLB advances	10,000	302	10,302
Other liabilities	182	177	359

Total liabilities assumed	$180,109	$479	$180,588

From the date of acquisition to December 31, 2011, the revenue contribution of Decatur First Bank was approximately $1.2 million (Net Interest Income plus Noninterest Income). The pretax net income contribution for the same period was approximately $725,000. The revenue and net income figures do not include any adjustments related to the purchase accounting for the acquisition. Proforma comparative revenue for the combined Fidelity Bank and Decatur First Bank was $127.9 million, $113.1 million, and $90.9 million for the twelve months ended December 31, 2011, 2010 and 2009, respectively. Proforma comparative pretax net income for the combined Fidelity Bank and Decatur First Bank was $11.7 million, $6.5 million, and a net loss of $14.5 million for the twelve months ended December 31, 2011, 2010 and 2009, respectively.

Pursuant to the terms of the Loss Share Agreements, the FDIC is obligated to reimburse the Bank for 80% of losses with respect to the covered assets. The Loss Share Agreements applicable to single family residential mortgage loans provides for FDIC loss sharing and Bank reimbursement to the FDIC for ten years. The Loss Share Agreements applicable to commercial loans provides for FDIC loss sharing for five years and Bank reimbursement to the FDIC for eight years.

The reimbursable losses from the FDIC are based on the preacquisition book value of the covered assets, as determined by the FDIC at the date of the transaction, the contractual balance of acquired unfunded commitments, and certain future net direct costs incurred in the collection and settlement process. The amount that the Bank realizes on these assets could differ materially from the carrying value that will be reflected in any financial statements, based upon the timing and amount of collections and recoveries on the covered assets in future periods. The purchased assets and liabilities assumed were recorded at their estimated fair values on the date of acquisition. At the date of the acquisition of Decatur First Bank, the estimated fair value of the covered loans was $79.4 million and the estimated fair value of the covered other real estate was $9.5 million. The expected net present value of the reimbursement for losses to be incurred by the Bank on covered assets was $12.3 million. The estimated fair value of assets acquired, intangible assets and the cash payment received from the FDIC exceeded the estimated fair value of the liabilities assumed, resulting in a pretax gain of $1.5 million, which is included in the Consolidated Statement of Operations in other noninterest income.

3.	Regulatory Matters

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

The following table sets forth the capital requirements for the Bank under FDIC regulations and the Bank’s capital ratios at December 31, 2011 and 2010:

	FDIC Regulations
	Adequately Capitalized	Well Capitalized	December 31,
Capital Ratios:			2011	2010
Leverage	4.00%	5.00%	9.08%	9.49%
Risk-Based Capital:
Tier 1	4.00	6.00	10.93	11.02
Total	8.00	10.00	12.73	12.89

The FRB, as the primary regulator of FSC, has established capital requirements as a function of its oversight of bank holding companies.

The following table depicts FSC’s capital ratios at December 31, 2011 and 2010, in relation to the minimum capital ratios established by the regulations of the FRB:

	December 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Tier 1 Capital:
Actual	$215,825	11.85%	$178,376	10.87%
Minimum	72,875	4.00	65,625	4.00

Excess	$142,950	7.85%	$112,751	6.87%

Total Risk-Based Capital:
Actual	$249,643	13.70%	$217,796	13.28%
Minimum	145,749	8.00	131,249	8.00

Excess	$103,894	5.70%	$86,547	5.28%

Tier 1 Capital Leverage Ratio:
Actual		9.83%		9.36%
Minimum		4.00		4.00

Excess		5.83%		5.36%

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

The Company’s only restricted core capital elements consist of $65.5 million in trust preferred securities issues and $2.3 million in other identifiable intangibles; therefore, the Rule has a minimal impact on our capital ratios, financial condition, or operating results. The trust preferred securities are eligible for our regulatory Tier 1 capital, with a limit of 25% of the sum of all core capital elements. All amounts exceeding the 25% limit are includable in our regulatory Tier 2 capital.

4.	Investment Securities

Investment securities at December 31, 2011 and 2010, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment	Fair Value
		(In thousands)
Securities available-for-sale at December 31, 2011:
Obligations of U.S. Government corporations and agencies	$62,197	$502	$—	$—	$62,699
Municipal securities	19,124	591	—	—	19,715
Residential mortgage backed securities-agency	174,114	4,906	(15)	—	179,005

Total	$255,435	$5,999	$(15)	$—	$261,419

Securities held-to-maturity at December 31, 2011:
Residential mortgage backed securities-agency	$8,876	$786	$—	$—	$9,662

Securities available-for-sale at December 31, 2010:
Obligations of U.S. Government corporations and agencies	$26,135	$201	$—	$—	$26,336
Municipal securities	11,705	20	(395)	—	11,330
Residential mortgage backed securities-agency	122,900	1,557	(645)	—	123,812

Total	$160,740	$1,778	$(1,040)	$—	$161,478

Securities held-to-maturity at December 31, 2010:
Residential mortgage backed securities-agency	$14,110	$816	$—	$—	$14,926

The following table depicts the maturity distribution of investment securities and average yields as of December 31, 2011 and 2010. All amounts are categorized by their expected repricing date. The expected maturities may differ from the contractual maturities of mortgage backed securities because the mortgage holder of the underlying mortgage loans has the right to prepay their mortgage loans without prepayment penalties. The expected maturities may differ from the contractual maturities of callable agencies and municipal securities because the issuer has the right to redeem the callable security at predetermined prices at specified times prior to maturity.

	December 31, 2011			December 31, 2010
	Amortized Cost	Fair Value	Average Yield(1)	Amortized Cost	Fair Value	Average Yield(1)
			(Dollars in thousands)
Available-for-Sale:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies:
Due in less than one year	$21,000	$21,058	2.10%	$10,000	$10,039	1.80%
Due after one year through five years	37,975	38,292	1.93	16,135	16,297	2.32
Due five years through ten years	1,002	1,036	3.06	—	—	—
Due after ten years	2,220	2,313	3.21	—	—	—
Municipal securities(2)
Due in less than one year	750	753	6.61	—	—	—
Due after one year through five years	11,013	11,302	5.41	5,592	5,482	6.01
Due five years through ten years	5,849	6,080	6.29	6,113	5,848	6.16
Due after ten years	1,512	1,580	6.99	—	—	—
Mortgage backed securities-agency
Due in less than one year	22	22	1.14	—	—	—
Due after one year through five years	166,085	170,829	2.76	118,958	119,962	3.44
Due five years through ten years	8,007	8,154	3.32	3,942	3,850	3.83

	$255,435	$261,419		$160,740	$161,478

Held-to-Maturity:
Mortgage backed securities-agency
Due in less than one year	$—	$—	—%	$1,770	$1,785	4.09%
Due after one year through five years	8,876	9,662	4.90	12,340	13,141	4.97

	$8,876	$9,662		$14,110	$14,926

(1)	Weighted average yields are calculated on the basis of the carrying value of the security.
(2)	Interest income includes the effects of taxable equivalent adjustments of $279,000 in 2011 and $242,000 in 2010.

There were eight securities called during 2011 for a total of $64.2 million. In 2010, 15 securities were called for a total of $115.7 million. Five securities available-for-sale totaling $31.7 million were sold during the year ended December 31, 2011. Proceeds received were $32.8 million for a gross gain of $1.1 million. 16 securities available-for-sale totaling $98.3 million were sold during the year ended December 31, 2010. Proceeds received were $100.6 million for a gross gain of $2.3 million. There were no investments held in trading accounts during 2011 and 2010.

The following table reflects the gross unrealized losses and fair values of investment securities with unrealized losses at December 31, 2011 and 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss and temporarily impaired position:

	12 Months or Less		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(In thousands)
Available-for-Sale at December 31, 2011:
Obligations of U.S. Government corporations and agencies	$—	$—	$—	$—
Municipal securities	—	—	—	—
Residential Mortgage backed securities-agency	2,012	15	—	—

Total	$2,012	$15	$—	$—

Held-to-Maturity at December 31, 2011:
Residential Mortgage backed securities-agency	$—	$—	$—	$—

Available-for-Sale at December 31, 2010:
Obligations of U.S. Government corporations and agencies	$—	$—	$—	$—
Municipal securities	9,491	280	929	115
Residential Mortgage backed securities-agency	52,983	645	—	—

Total	$62,474	$925	$929	$115

Held-to-Maturity at December 31, 2010:
Residential Mortgage backed securities-agency	$—	$—	$—	$—

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

There were no investment securities in a continuous unrealized loss position greater than 12 months at December 31, 2011. Certain individual investment securities were in a continuous unrealized loss position at December 31, 2010, for 31 months. At December 31, 2011, the Company had unrealized losses of $15,000 related to six individual agency residential mortgage backed securities.

Also, as of December 31, 2011, management does not intend to sell the temporarily impaired securities and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost basis. Accordingly, as of December 31, 2011, management believes the impairments detailed in the table above are temporary and no impairment loss has been recognized in the Company’s Consolidated Statements of Operations.

Investment securities with a carrying value aggregating $143.7 million and $126.4 million at December 31, 2011 and 2010, respectively, were pledged as collateral as shown in the table below:

	December 31,
	2011	2010
	(In thousands)
Public deposits	$101,309	$83,699
Securities sold under repurchase agreements	22,093	21,075
FHLB advances	20,284	20,149
Other purposes	—	1,444

Total	$143,686	$126,367

5.	Loans

Loans outstanding, by class, are summarized as follows, net of deferred loan fees and expenses of $2.4 million and $1.1 million at December 31, 2011 and 2010, respectively. Legacy loans represent existing portfolio loans prior to the Decatur First Bank FDIC-assisted transaction, and additional loans made subsequent to the transaction.

Legacy Loans

	December 31,
	2011	2010
	(In thousands)
Commercial loans	$403,750	$384,220
SBA loans	105,604	94,282

Total commercial loans	509,354	478,502

Construction	89,893	115,224
Indirect loans	836,845	695,754
Installment loans	18,215	20,431

Total consumer loans	855,060	716,185

First mortgage loans	33,094	34,367
Second mortgage loans	58,988	59,094

Total mortgage loans	92,082	93,461

Total loans	$1,546,389	$1,403,372

Decatur First Bank Acquisition

December 31, 2011
(In thousands)
Commercial loans	$39,209
SBA loans	777

Total commercial loans	39,986

Construction	7,817
Indirect loans	—
Installment loans	2,115

Total consumer loans	2,115

First mortgage loans	17,218
Second mortgage loans	10,346

Total mortgage loans	27,564

Total loans	$77,482

Loans held-for-sale at December 31, 2011 and 2010, totaled $133.8 million and $209.9 million, respectively, and are shown in the table below:

	December 31,
	2011	2010
	(In thousands)
SBA loans	$12,942	$24,869
Real estate—mortgage—residential	90,907	155,029
Consumer installment loans	30,000	30,000

Total	$133,849	$209,898

The Bank was servicing for others 16,454, 16,037 and 18,076 indirect automobile loans on December 31, 2011, 2010, and 2009 respectively, totaling $206 million, $172 million, and $201 million respectively. The Bank was also servicing 254 SBA loan sales or participations totaling $172 million at December 31, 2011, 172 SBA loan sales or participations totaling $105 million at December 31, 2010 and 137 SBA loan sales or participations totaling $79 million at December 31, 2009. The Bank was also servicing 6,071 residential mortgage loans for a total of $1.3 billion at December 31, 2011, compared to 2,349 serviced for $523 million at December 31, 2010 and 377 serviced for $88 million at December 31, 2009.

The following loans were pledged to the FHLB of Atlanta as collateral for borrowings:

	December 31,
	2011	2010
	(In thousands)
Commercial real estate loans	$85,670	$85,991
Home equity lines of credit	53,247	51,745
Residential 1-4 family first mortgage loans	35,607	29,493
Multi-family first mortgage loans	1,065	1,097

Total	$175,589	$168,326

Approximately $349 million and $316 million in indirect automobile loans were pledged to the Federal Reserve Bank of Atlanta at December 31, 2011 and 2010, respectively, as collateral for potential Discount Window borrowings.

Loans in nonaccrual status totaled approximately $67 million, $77 million, and $70 million at December 31, 2011, 2010, and 2009, respectively. The average recorded investment in impaired loans during 2011, 2010, and 2009 was approximately $91 million, $87 million, and $113 million, respectively. If such impaired loans had been on a full accrual basis, interest income on these loans would have been approximately $4.9 million, $5.2 million, and $6.8 million, in 2011, 2010, and 2009, respectively.

Year end nonaccrual loans, segregated by class of loans, were as follows:

Legacy Loans

	December 31,
	2011	2010
	(In thousands)
Commercial loans	$5,562	$2,269
SBA loans	16,857	14,024

Total commercial loans	22,419	16,293

Construction	32,335	54,117
Indirect loans	1,094	1,551
Installment loans	508	112

Total consumer loans	1,602	1,663

First mortgage loans	3,158	3,833
Second mortgage loans	899	639

Total mortgage loans	4,057	4,472

Total loans*	$60,413	$76,545

*	Approximately $55 million and $58 million in loan balances were past due 90 days or more at December 31, 2011 and 2010, respectively.

Decatur First Bank Acquisition

December 31,
2011
(In thousands)
Commercial loans	$3,565
SBA loans	—

Total commercial loans	3,565

Construction	2,123
Indirect loans	—
Installment loans	63

Total consumer loans	63

First mortgage loans	521
Second mortgage loans	—

Total mortgage loans	521

Total loans	$6,272

Loans totaling approximately $21 million and $16 million were transferred to other real estate in 2011, and 2010, respectively.

Loans delinquent 30-89 days and troubled debt restructured and accruing interest, segregated by class of loans at December 31, 2011 and 2010, were as follows:

	December 31, 2011		December 31, 2010
	Accruing Delinquent 30-89 Days	Troubled Debt Restructured Loans Accruing	Accruing Delinquent 30-89 Days	Troubled Debt Restructured Loans Accruing
	(In thousands)
Commercial loans	$9,048	$6,450	$2,075	$3,152
SBA loans	849	—	698	—
Construction loans	2,498	932	1,064	6,243
Indirect loans	2,697	3,008	4,936	—
Installment loans	445	20	265	—
First mortgage loans	2,835	203	723	—
Second mortgage loans	507	—	822	—

Total	$18,879	$10,613	$10,583	$9,395

Troubled Debt Restructurings (“TDRs”) are loans in which the borrower is experiencing financial difficulty and the Company has granted an economic concession to the borrower. Prior to modifying a borrower’s loan terms, the Company performs an evaluation of the borrower’s financial condition and ability to service under the potential modified loan terms. The types of concessions granted are generally interest rate reductions or term extensions. If a loan is accruing at the time of modification, the loan remains on accrual status and is subject to the Company’s charge-off and nonaccrual policies. If a loan is on nonaccrual before it is determined to be a TDR then the loan remains on nonaccrual. TDRs may be returned to accrual status if there has been at least a six month sustained period of repayment performance by the borrower. Generally, once a loan becomes a TDR, it is probable that the loan will likely continue to be reported as a TDR for the life of the loan. Interest income recognition on impaired loans is dependent upon nonaccrual status. The Company adopted ASU 2011-02 “A Creditor’s Determination of whether a Restructuring is a Troubled Debt Restructuring” for the period ended December 31, 2011.

During the periods ended December 31, 2011 and 2010, certain loans were modified resulting in TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following table presents loans by class which were modified as TDRs that occurred during the three months and year ended December 31, 2011 and 2010, along with the type of modification.

	Troubled Debt Restructured During the Quarter Ended December 31, 2011		Troubled Debt Restructured During the Year Ended December 31, 2011
	Interest Rate	Term	Interest Rate	Term
	(In thousands)
Commercial loans	$200	$1,524	$3,296	$6,250
SBA loans	—	—	—	2,849
Construction loans	1,148	—	1,218	—
Indirect loans	—	546	—	3,164
Installment loans	—	—	—	20
First mortgage loans	—	392	—	701
Second mortgage loans	—	—	—	—

Total	$1,348	$2,462	$4,514	$12,984

	Troubled Debt Restructured During the Quarter Ended December 31, 2010		Troubled Debt Restructured During the Year Ended December 31, 2010
	Interest Rate	Term	Interest Rate	Term
	(In thousands)
Commercial loans	$3,152	$—	$3,152	$—
SBA loans	—	—	—	—
Construction loans	7,873	—	10,127	—
Indirect loans	—	—	—	—
Installment loans	—	—	—	—
First mortgage loans	—	923	—	1,239
Second mortgage loans	—	—	—	—

Total	$10,975	$923	$13,279	$1,239

The following table presents the amount of loans which were restructured in the previous twelve months and which defaulted within each period.

	Troubled Debt Restructured During the Year Ended December 31, 2011 and Defaulting During
(In thousands)	The Three Months Ended December 31, 2011	The Year Ended December 31, 2011
Commercial loans	$3,096	$7,823
SBA loans	2,849	5,731
Construction loans	—	4,822
Indirect loans	363	646
Installment loans	—	20
First mortgage loans	203	559
Second mortgage loans	—	—

Total	$6,511	$19,601

Note: A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The Company had TDRs with a balance of $23.6 million and $14.5 million at December 31, 2011 and December 31, 2010, respectively. There were charge-offs of TDR loans of $2.3 million and $6.2 million for the quarter ended December 31, 2011 and the year ended December 31, 2011, respectively. There were charge-offs of TDR loans of $1.4 million and $2.1 million for the quarter ended December 31, 2010 and the year ended December 31, 2010, respectively. The Company is not committed to lend additional amounts as of December 31, 2011 and December 31, 2010 to customers with outstanding loans that are classified as TDRs. Charge-offs on such loans are factored into the rolling historical loss rate, which is used in the calculation of the allowance for loan losses.

There were $116,000 in loans greater than 90 days delinquent and still accruing at December 31, 2011. There were no loans greater than 90 days and still accruing at December 31, 2010.

Loans and allowance for loan loss individually and collectively evaluated by portfolio segment for December 31, 2011 and 2010 follow below:

	Three Months Ended December 31, 2011
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
		(In thousands)
Beginning balance	$8,323	$9,604	$7,281	$2,718	$1,455	$29,381
Charge-offs	(1,112)	(3,790)	(2,352)	(73)	—	(7,327)
Recoveries	1	377	223	1	—	602

Net Charge-offs	(1,111)	(3,413)	(2,129)	(72)	—	(6,725)
Provision for loan losses	1,971	2,071	888	(111)	481	5,300

Ending Balance	$9,183	$8,262	$6,040	$2,535	$1,936	$27,956

	Year Ended December 31, 2011
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
		(In thousands)
Beginning balance	$7,532	$9,286	$7,598	$2,570	$1,096	$28,082
Charge-offs	(2,090)	(13,494)	(5,638)	(804)	—	(22,026)
Recoveries	86	596	849	44	—	1,575

Net Charge-offs	(2,004)	(12,898)	(4,789)	(760)	—	(20,451)
Provision for loan losses	3,655	11,874	3,231	725	840	20,325

Ending Balance	$9,183	$8,262	$6,040	$2,535	$1,936	$27,956

	December 31, 2011
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
			(In thousands)
Individually evaluated for impairment	$1,049	$3,481	$220	$1,054	$—	$5,804
Collectively evaluated for impairment	8,134	4,781	5,820	1,481	1,936	22,152

Total allowance for loan losses	$9,183	$8,262	$6,040	$2,535	$1,936	$27,956

Individually evaluated for impairment	$40,615	$39,911	$4,066	$4,057		$88,649
Collectively evaluated for impairment	468,739	49,982	850,994	88,025		1,457,740
Acquired with deteriorated credit quality	39,986	7,817	2,115	27,564		77,482

Total loans	$549,340	$97,710	$857,175	$119,646		$1,623,871

	Three Months Ended December 31, 2010
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
		(In thousands)
Beginning balance	$6,657	$10,470	$8,448	$1,546	$1,172	$28,293
Charge-offs	(799)	(4,745)	(1,623)	(390)	—	(7,557)
Recoveries	5	155	207	4	—	371

Net Charge-offs	(794)	(4,590)	(1,416)	(386)	—	(7,186)
Provision for loan losses	1,669	3,406	566	1,410	(76)	6,975

Ending Balance	$7,532	$9,286	$7,598	$2,570	$1,096	$28,082

	Year Ended December 31, 2010
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
		(In thousands)
Beginning balance	$5,468	$11,436	$10,772	$1,093	$1,303	$30,072
Charge-offs	(1,264)	(11,274)	(7,086)	(656)	—	(20,280)
Recoveries	28	361	768	8	—	1,165

Net Charge-offs	(1,236)	(10,913)	(6,318)	(648)	—	(19,115)
Provision for loan losses	3,300	8,763	3,144	2,125	(207)	17,125

Ending Balance	$7,532	$9,286	$7,598	$2,570	$1,096	$28,082

	December 31, 2010
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
			(In thousands)
Individually evaluated for impairment	$1,808	$5,603	$253	$1,221	$—	$8,885
Collectively evaluated for impairment	5,724	3,683	7,345	1,349	1,096	19,197

Total allowance for loan losses	$7,532	$9,286	$7,598	$2,570	$1,096	$28,082

Individually evaluated for impairment	$34,280	$69,619	$484	$4,690		$109,073
Collectively evaluated for impairment	444,222	45,605	715,701	88,771		1,294,299

Total loans	$478,502	$115,224	$716,185	$93,461		$1,403,372

The following is a summary of activity in the allowance for loan losses:

December 31, 2009
(In thousands)
Balance at beginning of year	$33,691
Provision for loan losses	28,800
Loans charged-off	(33,300)
Recoveries on loans charged-off	881

Balance at end of year	$30,072

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

Impaired loans by class for 2011 and 2010 are shown below.

	December 31, 2011			December 31, 2010
	Unpaid Principal	Amortized Cost(1)	Related Allowance	Unpaid Principal	Amortized Cost(1)	Related Allowance
	(In thousands)
Impaired Loans with Allowance
Commercial loans	$8,726	$8,721	$860	$3,138	$3,108	$1,307
SBA loans	5,916	2,798	189	4,532	4,441	501
Construction loans	54,967	37,399	3,481	68,670	50,077	5,603
Indirect loans	3,526	3,526	147	484	484	253
Installment loans	209	210	73	—	—	—
First mortgage loans	3,050	2,870	540	3,047	3,033	716
Second mortgage loans	927	837	514	586	576	505

Loans	$77,321	$56,361	$5,804	$80,457	$61,719	$8,885

	December 31, 2011			December 31, 2010
	Unpaid Principal	Amortized Cost(1)	Related Allowance	Unpaid Principal	Amortized Cost(1)	Related Allowance
	(In thousands)
Impaired Loans with No Allowance
Commercial loans	$11,064	$11,024	$—	$11,053	$11,041	$—
SBA loans	19,155	18,072	—	16,102	15,690	—
Construction loans	6,951	2,512	—	21,790	19,542	—
Indirect loans	—	—	—	—	—	—
Installment loans	1,534	330	—	—	—	—
First mortgage loans	343	288	—	1,013	984	—
Second mortgage loans	63	62	—	97	97	—

Loans	$39,110	$32,288	$—	$50,055	$47,354	$—

(1)	Amortized cost reflects charge-offs that have been recognized plus other amounts that have been applied to reduce net book balance.

The average impaired loans and interest income recognized are summarized below:

	Year Ended December 31, 2011			Year Ended December 31, 2010
	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash basis Interest Income Recognized on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash basis Interest Income Recognized on Impaired Loans
			(In thousands)
Commercial loans	$16,973	$70	$—	$4,112	$198	$—
SBA loans	19,497	996	—	13,835	927	—
Construction loans	52,307	373	—	66,734	251	—
Indirect loans	767	76	—	677	73	—
Installment loans	883	60	—	1,105	82	—
First mortgage loans	2,996	58	—	2,608	28	—
Second mortgage loans	763	—	—	419	—	—

	$94,186	$1,633	$—	$89,490	$1,559	$—

The Bank uses an asset quality ratings system to assign a numeric indicator of the credit quality and level of existing credit risk inherent in a loan. These ratings are adjusted periodically as the Bank becomes aware of changes in the credit quality of the underlying loans. The following are definitions of the asset ratings.

Rating #1 (High Quality) – Loans rated “1” are of the highest quality. This category includes loans that have been made to borrower’s exhibiting strong profitability and stable trends with a good track record. The borrower’s balance sheet indicates a strong liquidity and capital position. Industry outlook is good with the borrower performing as well as or better than the industry. Little credit risk appears to exist.

Rating #2 (Good Quality) – A “2” rated loan represents a good business risk with relatively little credit risk apparent.

Rating #3 (Average Quality) – A “3” rated loan represents an average business risk and credit risk within normal credit standards.

Rating #4 (Acceptable Quality) – A “4” rated loan represents acceptable business and credit risks. However, the risk exceeds normal credit standards. Weaknesses exist and are considered offset by other factors such as management, collateral or guarantors.

Rating #5 (Special Mention) – A special mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or deterioration in the Bank’s credit position at some future date. Special mention assets are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification.

Rating #6 (Substandard Assets) – A Substandard Asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified will have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Rating #7 (Doubtful Assets) – Doubtful Assets have all the weaknesses inherent in one classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Rating #8 (Loss Assets) – Loss Assets are considered uncollectable and of such little value that their continuance as recorded assets is not warranted. This classification does not mean that the Loss Asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer charging off this substantially worthless asset, even though partial recovery may be realized in the future.

The table below shows the weighted average asset rating by class as of December 31, 2011 and 2010.

	Weighted Average Asset Rating December 31,
	2011	2010
Commercial loans	3.87	3.87
SBA loans	4.37	4.36
Construction loans	4.96	5.06
Indirect loans	3.01	3.03
Installment loans	3.53	3.56
First mortgage loans	3.09	3.05
Second mortgage loans	3.18	3.18

The Bank uses FICO scoring to help evaluate the likelihood borrowers will pay their credit obligations as agreed. The weighted-average FICO score for the indirect loan portfolio, included in consumer installment loans, was 742 and 726 at December 31, 2011 and 2010, respectively.

The Bank has loans outstanding to various executive officers, directors, and their related interests. Management believes that all of these loans were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other customers, and did not involve more than normal risks. The following is a summary of activity during 2011 for such loans:

Amount
(In thousands)
Loan balances at January 1, 2011	$4,033
Additions:
New loans	390
Less – Loan repayments	337

Loan balances at December 31, 2011	$4,086

6.	Other Real Estate

There were write-downs totaling $5.0 million in 2011, $4.2 million in 2010, and $3.9 million in 2009 on other real estate owned recorded in other operating expenses. There were proceeds from sales of $15.9 million, $14.1 million, and $17.2 million from other real estate owned by the Company in 2011, 2010, and 2009, respectively, resulting in net gains on sales of $851,000, $727,000 and $68,000 in 2011, 2010, and 2009, respectively.

Real estate owned consisted of the following:

Legacy

	December 31,
	2011	2010
	(In thousands)
Commercial	$8,559	$5,371
Residential	5,000	6,398
Lots	14,968	15,159

Gross other real estate	28,527	26,928
Valuation allowance	(7,469)	(6,403)

Total real estate owned	$21,058	$20,525

Decatur First Bank Acquisition

December 31, 2011
(In thousands)
Commercial	$2,653
Residential	4,571
Lots	2,244

Gross other real estate	9,468
Valuation allowance	—

Total real estate owned	$9,468

Gains on sales and capitalized costs related to real estate owned are summarized below:

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Net gains on sales of real estate owned	$851	$727	$68

Capitalized costs of real estate owned	$36	$395	$411

7.	Premises and Equipment

Premises and equipment are summarized as follows:

	December 31,
	2011	2010
	(In thousands)
Land	$4,816	$4,816
Buildings and improvements	27,347	18,432
Furniture and equipment	21,158	18,738

	53,321	41,986
Less accumulated depreciation and amortization	(24,412)	(22,476)

Premises and equipment, net	$28,909	$19,510

8.	Deposits

Time deposits over $100,000 as of December 31, 2011 and 2010, were approximately $329 million and $246 million, respectively. Maturities for time deposits over $100,000 as of December 31, 2011, in excess of one year are summarized in the table below:

Amount
(In thousands)
Maturity:
One to two years	$40,198
Two to three years	20,484
Three to five years	67,524

Total	$128,206

Related interest expense was approximately $5 million, $5 million, and $10 million for the years ended December 2011, 2010, and 2009, respectively. Included in demand and money market deposits were NOW accounts totaling approximately $93 million and $70 million, at December 31, 2011 and 2010, respectively.

Brokered deposits obtained through investment banking firms under master certificates totaled approximately $19 million, $62 million, and $99 million as of December 31, 2011, 2010, and 2009, respectively, and were included in other time deposits. Brokered deposits outstanding at December 31, 2011, were acquired in 2009 and had original maturities of 24 to 84 months. Brokered deposits outstanding at December 31, 2010, were acquired in 2009, 2008, and 2005 and had original maturities of 18 to 84 months. The weighted average cost of brokered deposits at December 31, 2011, 2010, and 2009, was 2.63%, 3.45%, and 4.30%, respectively, and related interest expense totaled $1.2 million, $3.6 million, and $6.0 million during 2011, 2010, and 2009, respectively.

9.	Short-Term Borrowings

Short-term debt is summarized as follows:

	December 31,
	2011	2010
	(In thousands)
Overnight repurchase agreements primarily with commercial customers at an average rate of .23% and .47% at December 31, 2011 and 2010, respectively	$18,581	$20,777
FHLB Fixed Rate Credit Advance with interest at .14% maturing January 3, 2012	12,000	—
FHLB Fixed Rate Credit Advance with interest at 3.29% and a maturity date of March 12, 2012	5,000	—
FHLB Convertible Advance with interest at 3.24% maturing April 2, 2012	2,500	—
FHLB Fixed Rate Credit Advance with interest at 2.56% maturing April 13, 2012	15,000	—
SBA secured borrowings at an average rate of 5.07%, maturing within 90 days	—	12,200

Total short-term borrowings	$53,081	$32,977

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

The Company had certain borrowings at December 31, 2010 secured by SBA loans which are a result of transfers of SBA loans to third parties. As seller, the Company had made certain representations and warranties with respect to the originally transferred loans and the Company has not incurred any material losses with respect to such representations and warranties. Consistent with the updated guidance on accounting for transfers of financial assets, because the Company warrants the borrower will make all scheduled payments for the first 90 days following the sale of certain SBA loans, all sales were accounted for as secured borrowings which results in an increase in Cash for the proceeds of the borrowing and an increase in Other Short-Term Borrowings on the Consolidated Balance Sheet. When the 90 day warranty period expires, the secured borrowing is reduced, loans are reduced, and a gain or loss on sale is recorded in SBA lending Activities in the Consolidated Statement of Operations. During 2011, this 90 day warranty period was discontinued and the transfers were immediately recorded as sales.

At December 31, 2011 and 2010, the Company had a collateralized line of credit with the FHLB, which required loans secured by real estate, investment securities or other acceptable collateral, to borrow up to a maximum of approximately $223 million and $195 million, respectively, subject to available qualifying pledged collateral. At December 31, 2011 and 2010, the Company had a contingent line of credit collateralized with consumer loans with the Federal Reserve Bank of Atlanta Discount Window. In addition, the Company had an unused term repurchase line available with another financial institution at December 31, 2011 and 2010, the borrowing amount is dependent upon the market value of securities available to transfer and the agreed upon Buyer’s Margin Amount, as defined in the repurchase line. The Company had securities with an aggregate market value of $3.2 million and $602,000 available under the repurchase line at December 31, 2011 and 2010, respectively. Finally, the Company had $62 million and $47 million, respectively, in total unsecured Federal funds lines available with various financial institutions as of December 31, 2011 and 2010. The weighted average rate on short-term borrowings outstanding at December 31, 2011, 2010, and 2009, was 1.30%, 2.17% and 2.74%, respectively.

10.	Subordinated Debt and Other Long-Term Debt

Subordinated Debt and Other Long-term Debt are summarized as follows:

	December 31,
	2011	2010
	(In thousands)
Subordinated Debt
Fixed rate 30-year capital pass-through securities with interest at 10.875%, payable semi-annually, redeemable in whole or part on or after March 8, 2010, at a declining redemption price ranging from 105.438% to 100% through March 8, 2020	$10,825	$10,825
Fixed rate 30-year trust preferred securities with interest at 11.045%, payable semi-annually, redeemable in whole or part on or after July 19, 2010, at a declining redemption price ranging from 105.523% to 100% through July 19, 2019	10,309	10,309
Floating rate 30-year capital securities with interest adjusted quarterly at three-month LIBOR plus 3.10%, with a rate at December 31, 2011 and 2010, of 3.67% and 3.40%, respectively, with interest payable quarterly, redeemable in whole or part on or after June 26, 2008, at a redemption price of 100%	15,464	15,464
Floating rate 30-year capital securities with interest adjusted quarterly at three-month LIBOR plus 1.89%, with a rate at December 31, 2011 and 2010, of 2.45% and 2.19%, respectively, with interest payable quarterly, redeemable in whole or part on or after March 17, 2010, at a redemption price of 100%	10,310	10,310
Floating rate 30-year capital securities with interest fixed at 6.62% until September 15, 2012, when the interest rate will become variable and adjusted quarterly at three-month LIBOR plus 1.40%, with interest payable quarterly, redeemable in whole or part on or after September 15, 2012, at a redemption price of 100%	20,619	20,619

Subordinated debt	67,527	67,527

Long-Term Debt
FHLB three year Fixed Rate Advance with interest at 1.76% maturing July 16, 2013.	25,000	25,000
FHLB four year Fixed Rate Advance with interest at 3.2875% maturing March 12, 2012	—	5,000
FHLB five year European Convertible Advance with interest at 2.395% maturing March 12, 2013, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of two years	5,000	5,000
FHLB five year European Convertible Advance with interest at 2.79% maturing March 12, 2013, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of three years	5,000	5,000
FHLB four year Fixed Rate Credit Advance with interest at 3.24% maturing April 2, 2012	—	2,500
FHLB five year European Convertible Advance with interest at 2.40% maturing April 3, 2013, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of two years	2,500	2,500
FHLB four year Fixed Rate Credit Advance with interest at 2.90% maturing March 11, 2013	15,000	15,000
FHLB three year Fixed Rate Credit Advance with interest at 2.56% maturing April 13, 2012	—	15,000

Long-term debt	52,500	75,000

Total subordinated debt and long-term debt	$120,027	$142,527

Subordinated debt and other long-term debt note maturities as of December 31, 2011, are summarized as follows:

Amount
(In thousands)
2012	$—
2013	52,500
2014	—
2015	—
2016	—
Thereafter	67,527

Total	$120,027

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

The only assets of the Trust Subsidiaries are subordinated debentures of the Company, which were purchased with the proceeds from the issuance of the common and preferred securities. FNCCTI and FidNCTI have fixed interest rates of 10.875% and 11.045%, respectively, while FSSTI and FSSTII have current interest rates of 3.67% and 2.45%, respectively, and reprice quarterly at interest rates set at 3.10% and 1.89%, respectively, over three-month LIBOR. FSSTIII currently has a fixed rate of 6.62% until September 15, 2012, when it will be repriced quarterly at 1.40% over three-month LIBOR. The Company makes semi-annual interest payments on the subordinated debentures to FNCCTI and FidNCTI and quarterly interest payments to FSSTI, FSSTII, and FSSTIII which use these payments to pay dividends on the common and preferred securities. The trust preferred securities are eligible for regulatory Tier 1 capital, with a limit of 25% of the sum of all core capital elements. All amounts exceeding the 25% limit are includable in regulatory Tier 2 capital in the aggregate amount of 50% of the sum of all core capital elements (see Note 2 – “Regulatory Matters”).

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

On March 12, 2008, the Company entered into a $5.0 million five year FHLB European convertible advance collateralized with pledged qualifying real estate loans and maturing March 12, 2013. The advance had an interest rate of 2.395% at December 31, 2011. The FHLB had the one-time option on March 12, 2010, to convert the interest rate from a fixed rate to a variable rate based on three-month LIBOR plus a spread charged by the FHLB to its members for an adjustable rate credit advance with the same remaining maturity which it did not exercise.

On March 12, 2008, the Company entered into a $5.0 million five year FHLB European convertible advance collateralized with pledged qualifying real estate loans and maturing March 12, 2013. The advance had an interest rate of 2.79% at December 31, 2011. The FHLB has the one-time option on March 14, 2011, to convert the interest rate from a fixed rate to a variable rate based on three-month LIBOR plus a spread charged by the FHLB to its members for an adjustable rate credit advance with the same remaining maturity.

On April 3, 2008, the Company entered into a $2.5 million five year FHLB European convertible advance collateralized with pledged qualifying real estate loans and maturing April 3, 2013. The advance had an interest rate of 2.40% at December 31, 2011. The FHLB had the one-time option on April 5, 2010, to convert the interest rate from a fixed rate to a variable rate based on three-month LIBOR plus a spread charged by the FHLB to its members for an adjustable rate credit advance with the same remaining maturity which it did not exercise.

On March 9, 2009, the Company entered into a $15 million four year FHLB Fixed Rate advance collateralized with pledged qualifying real estate loans and maturing March 11, 2013. The advance had an interest rate of 2.90% at December 31, 2011.

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

There was no indebtedness to directors, executive officers, or principal holders of equity securities in excess of 5% of shareholders’ equity at December 31, 2011 or 2010.

11.	Income Tax

Income tax expense (benefit) attributable to pretax income consists of:

	Current	Deferred	Total
	(In thousands)
Year ended December 31, 2011:
Federal	$6,425	$(1,294)	$5,131
State	408	(394)	14

	$6,833	$(1,688)	$5,145

Year ended December 31, 2010:
Federal	$8,188	$(3,620)	$4,568
State	—	(169)	(169)

	$8,188	$(3,789)	$4,399

Year ended December 31, 2009:
Federal	$(5,833)	$3,241	$(2,592)
State	(683)	(680)	(1,363)

	$(6,516)	$2,561	$(3,955)

Income tax expense differed from amounts computed by applying the statutory U.S. Federal income tax rate to pretax income as a result of the following:

	2011		2010		2009
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Taxes at statutory rate	$5,790	35.0%	$5,086	35.0%	$(2,655)	(34.0)%
Increase (reduction) in income taxes resulting from:
State income tax expense, net of Federal income (benefit) tax	9	0.1	(110)	(0.8)	(899)	(11.5)
Cash surrender value of life insurance	(378)	(2.3)	(394)	(2.7)	(341)	(4.4)
Tax exempt income	(245)	(1.5)	(244)	(1.7)	(295)	(3.8)
Other, net	(30)	(0.2)	61	0.5	235	3.1

Income tax (benefit) expense	$5,146	31.1%	$4,399	30.3%	$(3,955)	(50.6)%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010, are presented below:

	December 31,
	2011		2010
	Assets	Liabilities	Assets	Liabilities
	(In thousands)
Allowance for loan losses	$10,511	$—	$10,215	$—
Accelerated depreciation	—	1,444	—	841
Deferred loan fees, net	844	—	462	—
Deferred compensation	1,458	—	1,289	—
Other real estate	3,029	—	2,590	—
Deductible prepaids	—	266	—	294
State tax carryforward	1,686	—	1,676	—
Unrealized holding gains and losses on securities available-for-sale	—	2,274	—	280
Reserve for SBA/mortgage loans	2,001	—	992	—
Other	1,607	928	964	244

Total	$21,136	$4,912	$18,188	$1,659

There is no valuation allowance provided at December 31, 2011 and 2010 for any of the deferred tax assets based on management’s belief that all deferred tax asset benefits will be realized. At December 31, 2011, the Company had $2.6 million in gross state tax credit carryforwards which expire as follows: $257,000 in 2012, $373,000 in 2013, $815,000 in 2014, $411,000 in 2015, $551,000 in 2016, $40,000 in 2017, $25,000 in 2018, $40,000 in 2019, and $43,000 in 2020.

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

Effective January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes” which updated ASC 740-10-05. The reconciliation of our gross unrecognized tax benefits is as follows:

	December 31,
	2011	2010
	(In thousands)
Beginning balance	$21	$71
Gross increases to tax positions in prior periods	—	—
Gross decreases to tax positions in prior periods	—	—
Gross increases to current period tax positions	318	20
Reductions due to expiration of statute of limitations	(3)	(70)

Ending Balance	$336	$21

Unrecognized tax benefits related to federal and state tax positions may decrease by a range of $91,000 to $314,000 by December 31, 2012, due to tax years closing during 2012. The Company accrued approximately $314,000 and $21,000, for the payment of interest at December 31, 2011 and 2010, respectively. For financial accounting purposes, interest and penalties accrued, if any, are classified as other expense. There are no unrecognized tax benefits at December 31, 2011, that if recognized would impact the Company’s effective tax.

12.	Employee Benefits

The Company maintains a 401(k) defined contribution retirement savings plan (the “Plan”) for employees age 21 or older. Employees’ contributions to the Plan are voluntary. The Company matches 50% of the first 6% of participants’ contributions in Fidelity Southern Corporation common stock. For the years ended December 31, 2011, 2010, and 2009, the Company contributed $896,450, $760,083, and $566,766 respectively, net of forfeitures, to the Plan.

The Company’s 1997 Stock Option Plan authorized the grant of options to management personnel for up to 500,000 shares of the Company’s common stock. All options granted have three to eight year terms and vest ratably over three to five years of continued employment. No options may be or were granted after March 31, 2007, under this plan.

The Fidelity Southern Corporation Equity Incentive Plan (the “2006 Incentive Plan”), permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other incentive awards (“Incentive Awards”). The maximum number of shares of our common stock that may be issued under the 2006 Incentive Plan is 2,250,000 shares, all of which may be stock options. Generally, no award shall be exercisable or become vested or payable more than 10 years after the date of grant. Options granted under the 2006 Incentive Plan have four year terms and vest ratably over three years of continued employment. There were no options granted during 2011 and 2010 under the 2006 Incentive Plan. During 2011, the Company recorded a charge of $179,000 related to 16,768 incentive shares awarded to numerous individuals based on longevity. These shares were immediately vested. On January 22, 2010, Fidelity granted 154,078 restricted shares of common stock under the 2006 Equity Incentive Plan. The stock was granted at $4.50 per share, vests 20% per year and will be fully vested after January 22, 2015. Incentive awards available under the 2006 Incentive Plan totaled 1,705,459 shares at December 31, 2011.

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

	2011	2010	2009
Risk-free rate	—%	—%	—%
Expected term of the options	—	—	—
Expected forfeiture	—%	—%	—%
Expected dividends	—	—	—
Expected volatility	—	—	—

A summary of option activity under the plan as of December 31, 2011, and changes during the year then ended is presented below:

	Number of share options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	492,239	$8.59
Granted	—	—
Exercised	334	8.57
Forfeited	121,000	18.70

Outstanding at December 31, 2011	370,905	$5.30	1.50	$290,000

Exercisable at December 31, 2011	370,905	$5.30	1.50	$290,000

There were no options granted in 2011 and 2010. There were 334 options exercised in 2011 for an exercise price of $8.57 per share. There were no options exercised in 2010, or 2009. There were no tax benefits realized from option expenses during the years ended December 31, 2011, 2010, and 2009.

A summary of the status of the Company’s nonvested share options as of December 31, 2011, and changes during the year then ended is presented below:

	Number of share options	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2011	116,333	$0.93
Granted	—	—
Vested	116,333	0.93
Forfeited	—	—

Nonvested at December 31, 2011	—	$—

A summary of the status of the Company’s nonvested restricted stock as of December 31, 2011, and changes during the year then ended is presented below:

	Number of shares of Restricted Stock	Grant Price
Nonvested at January 1, 2011	154,078	$4.50
Granted	—	—
Vested	—	—
Forfeited	10,000	4.50

Nonvested at December 31, 2011	144,078	$4.50

As of December 31, 2011, there was $416,011 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2006 Incentive Plan. The cost is expected to be recognized over a weighted average period of 3.1 years. The total fair value of shares vested during the years ended December 31, 2011, 2010, and 2009 was $108,000, $233,000, and $236,000, respectively. The Company has a policy of issuing shares from the Company’s authorized and unissued shares to satisfy share option exercises and expects to issue an insignificant amount of shares for share option exercises during 2012.

13.	Commitments and Contingencies

The approximate future minimum rental commitment as of December 31, 2011, for all noncancellable leases with initial or remaining terms of one year or more are shown in the following table:

Amount
(In thousands)
2012	$2,717
2013	2,520
2014	1,386
2015	1,263
2016	1,278
Thereafter	5,513

Total	$14,677

Rental expense for all leases amounted to approximately $2,851,000, $2,894,000, and $2,859,000 in 2011, 2010, and 2009, respectively, net of sublease revenues of zero, zero and zero in 2011, 2010, and 2009, respectively.

Due to the nature of their activities, the Company and its subsidiaries are at times engaged in various legal proceedings that arise in the normal course of business, some of which were outstanding at December 31, 2011. The Bank was named as a defendant in a putative state-wide class action in which the plaintiffs allege that overdraft fees charged to customers constitute interest and, as such, are usurious under Georgia law. The case asserts claims for usury, conversion and money received for alleged injuries suffered by the plaintiffs as a result of the Bank’s assessment of overdraft charges in connection with its POS/debit and automated-teller machine cards used to access customer accounts. Plaintiffs contend that such overdraft charges constitute interest and are therefore subject to Georgia usury laws. The Bank contends that such overdraft charges constitute non-interest fees and charges under both federal and Georgia law and are otherwise exempt from Georgia usury limits. While it is difficult to predict or determine the outcome of these proceedings, it is the opinion of management and its counsel that the ultimate liabilities, if any, will not have a material adverse impact on the Company’s consolidated results of operations or its financial position.

The Federal Reserve Board requires that banks maintain cash on hand and reserves in the form of average deposit balances at the Federal Reserve Bank based on the Bank’s average deposits. At December 31, 2011, the available credits exceeded the reserve requirement and only minimal balances were maintained to provide a positive reserve balance.

In 2007, the Company recorded a charge of $567,000 pretax for its proportional share of a settlement of the Visa litigation with American Express, a reserve for the lawsuit between Visa and Discover Financial Services, and the incremental liability for certain other Visa litigation under our indemnification obligation as a Visa member bank. In 2008, this accrual was reversed after the successful public offering of Visa stock. As of December 31, 2011, the Company had a $152,000 accrual recorded for its proportional share of additional litigation expense related to its Visa indemnification obligation.

14.	Shareholders’ Equity

Generally, dividends that may be paid by the Bank to FSC are subject to certain regulatory limitations. In particular, under Georgia banking law applicable to Georgia state chartered commercial banks such as the Bank, the approval of the GDBF will be required if the total of all dividends declared in any calendar year by the Bank exceeds 50% of the Bank’s net profits for the prior year or if certain other provisions relating to classified assets and capital adequacy are not met. At December 31, 2011 and 2010, the Bank’s total shareholders’ equity was approximately $205 million and $188 million, respectively. FSC invested no capital in the Bank during 2011 and 2010 in the form of capital infusions.

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

Pursuant to the terms of the Letter Agreement, the ability of Fidelity to declare or pay dividends or distribute its common stock is subject to restrictions. As long as the Preferred Shares are outstanding, dividend payments are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions.

Also, under current Federal regulations, the Bank is limited in the amount it may loan to its non-bank affiliates, including FSC. As of December 31, 2011 and 2010, there were no loans outstanding from the Bank to FSC.

Earnings per share were calculated as follows:

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Net income (loss)	$11,398	$10,133	$(3,855)
Less dividends on preferred stock and accretion of discount	(3,293)	(3,293)	(3,293)

Net income (loss) available to shareholders	$8,105	$6,840	$(7,148)

Average common shares outstanding	12,106	10,456	9,756
Effect of stock dividends	264	443	670

Average common shares outstanding – basic	12,370	10,899	10,426
Dilutive stock options and warrants	1,465	1,367	—

Average common shares outstanding – dilutive	13,835	12,266	10,426

Earnings per share – basic	$0.66	$0.63	$(0.69)
Earnings per share – dilutive	$0.59	$0.56	$(0.69)

Average number of shares for 2011 and 2010 includes participating securities related to unvested restricted stock awards.

In January, April, July, and October of 2009, the Company issued a stock dividend equal to one share for every 200 shares owned as of the record date. In January, April, July and October 2010, the Company issued a stock dividend equal to one share for every 200 shares owned as of the record date. In January and April 2011, the Company issued a stock dividend equal to one share for every 200 shares owned as of the record date. In January 2012, the Company issued a stock dividend equal to one share for every 60 shares owned on the record date. Basic and diluted earnings per share for prior years have been retroactively adjusted to reflect these stock dividends as shown below:

	2010	2009
Basic EPS, previously reported	$0.64	$(0.70)
Effect of stock dividend	(0.01)	0.01

Restated basic EPS	$0.63	$(0.69)

Dilutive EPS, previously reported	$0.57	$(0.70)
Effect of stock dividend	(0.01)	0.01

Restated dilutive EPS	$0.56	$(0.69)

At December 31, 2009, there were 2,312,128 ten-year warrants associated with the preferred stock issued to the U.S. Treasury under the TARP Capital Purchase Program to purchase shares of the Company’s common stock at an exercise price of $3.19 per share, 10,000 options at $16.01, 11,905 options at $16.80, 7,500 options at $18.47, 129,000 options at $18.70 and 350,167 options at $4.60 which would have been included in the calculation of dilutive earning per share except that to do so would have an anti-dilutive impact on earnings per share for 2009.

15.	Components of Other Comprehensive Income (Loss)

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

The amounts of other comprehensive income (loss) included in equity with the related tax effect and the accumulated other comprehensive income (loss) are reflected in the following schedule:

	Gain/(Loss) Before Tax	Tax (Expense) /Benefit	Accumulated Other Comprehensive Income/(Loss)
	(In thousands)
January 1, 2009			$1,333
Unrealized market adjustments for the period	$3,056	$(1,161)	1,895
Less adjustment for net gains included in income	5,308	(2,016)	3,292

December 31, 2009	$(2,252)	$855	(64)

Unrealized market adjustments for the period	$3,133	$(1,191)	1,942
Less adjustment for net gains included in income	2,291	(871)	1,420

December 31, 2010	$842	$(320)	$458

Unrealized market adjustments for the period	$6,324	$(2,403)	3,921
Less adjustment for net gains included in income	1,078	(410)	668

December 31, 2011	$5,246	$(1,993)	$3,710

16.	Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” which updated ASC 820-10-05, for financial assets and financial liabilities with the exception of the application to non-financial assets and liabilities measured at fair value on a nonrecurring basis (such as other real estate). This guidance establishes a common definition of fair value and framework for measuring fair value under U.S. GAAP. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described below:

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

In accordance with SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” which is now codified in ASC 825-10-25, the Company has elected to record newly originated mortgage loans held-for-sale at fair value. The following is a description of mortgage loans held-for-sale as of December 31, 2011 and 2010, for which fair value has been elected, including the specific reasons for electing fair value and the strategies for managing these assets on a fair value basis.

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

The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumption used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument. Because mortgage loans held-for-sale are sold within a few weeks of origination, it is unlikely to demonstrate any of the credit weaknesses discussed above and as a result, there were no credit related adjustments to fair value at December 31, 2011.

The following tables present financial assets measured at fair value at December 21, 2011 and 2010 on a recurring basis and the change in fair value for those specific financial instruments in which fair value has been elected. The changes in the fair value of economic hedges were also recorded in mortgage banking activities and are designed to partially offset the change in fair value of the financial instruments referenced in the tables below.

	Assets Measured at Fair Value December 31, 2011	Fair Value Measurements at December 31, 2011
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities issued by U.S. Government corporations and agencies	$62,699	$—	$62,699	$—
Debt securities issued by states and political subdivisions	19,715	—	19,715	—
Residential mortgage-backed securities – Agency	174,705	—	174,705	—
Commercial mortgage-backed securities-Agency	4,300	—	4,300	—
Mortgage loans held-for-sale	90,907	—	90,907	—
Other Assets(1)	3,612	—	—	3,612
Other Liabilities(1)	1,528	—	—	1,528

	Assets Measured at Fair Value December 31, 2010	Fair Value Measurements at December 31, 2010
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities issued by U.S. Government corporations and agencies	$26,336	$—	$26,336	$—
Debt securities issued by states and political subdivisions	11,330	—	11,330	—
Residential mortgage-backed securities – Agency	123,812	—	123,812	—
Mortgage loans held-for-sale	155,029	—	155,029	—
Other Assets(1)	6,627	—	—	6,627
Other Liabilities(1)	446	—	—	446

(1)	This amount includes mortgage related interest rate lock commitments and derivative financial instruments to hedge interest rate risk. Interest rate lock commitments were recorded on a gross basis.

	For Items Measured at Fair Value Pursuant to Election of the Fair Value Option: Fair Value Gain (Loss) related to Mortgage Banking Activities
	Year Ended			Three Months Ended
	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2011	December 31, 2010	December 31, 2009
	(In thousands)
Mortgage loans held-for-sale	$4,595	$(1,942)	$240	$671	$(4,548)	$(1,368)

The tables below present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) during the quarter and year ended December 31, 2011 and 2010.

	Quarter Ended December 31,
	2011		2010
	Other Assets(1)	Other Liabilities(1)	Other Assets(1)	Other Liabilities(1)
	(In thousands)
Beginning Balance	$6,467	$(2,624)	$2,768	$(714)
Total gains (losses) included in earnings:(2)
Issuances	3,612	(1,528)	6,627	(446)
Settlements and closed loans	(6,033)	—	(1,590)	4
Expirations	(434)	2,624	(1,178)	710
Total gains (losses) included in other comprehensive income	—	—	—	—

Ending Balance(3)	$3,612	$(1,528)	$6,627	$(446)

(1)	Includes Mortgage related interest rate lock commitments and derivative financial instruments entered into hedge interest rate risk.
(2)	Amounts included in earnings are recorded in mortgage banking activities.
(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.

	Year Ended December 31,
	2011		2010
	Other Assets(1)	Other Liabilities(1)	Other Assets(1)	Other Liabilities(1)
	(In thousands)
Beginning Balance	$6,627	$(446)	$1,778	$(55)
Total gains (losses) included in earnings:(2)
Issuances	13,644	(4,384)	13,130	(3,911)
Settlements and closed loans	(8,818)	178	(4,114)	52
Expirations	(7,841)	3,124	(4,167)	3,468
Total gains (losses) included in other comprehensive income	—	—	—	—

Ending Balance(3)	$3,612	$(1,528)	$6,627	$(446)

(1)	Includes Mortgage related interest rate lock commitments and derivative financial instruments entered into hedge interest rate risk.
(2)	Amounts included in earnings are recorded in mortgage banking activities.
(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.

The following tables present the assets that are measured at fair value on a nonrecurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial position at December 31, 2011 and 2010.

	Fair Value Measurements at December 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Valuation Allowance
	(In thousands)
Impaired loans	$59,318	$—	$—	$59,318	$(4,315)
ORE	30,526	—	—	30,526	(7,469)
Mortgage servicing rights	11,456	—	—	11,456	(2,785)
SBA servicing rights	5,736	—	—	5,736	(213)

	Fair Value Measurements at December 31, 2010
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Valuation Allowance
	(In thousands)
Impaired loans	$61,235	$—	$—	$61,235	$(8,632)
ORE	20,525	—	—	20,525	(6,403)
Mortgage servicing rights	5,495	—	—	5,495	(85)
SBA servicing rights	2,624	—	—	2,624	(203)

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

The following tables present the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held-for-sale for which the fair value option has been elected as of December 31, 2011 and 2010. The table also includes the difference between aggregate fair value and the aggregate unpaid principal balance of loans that are 90 days or more past due, as well as loans in nonaccrual status.

	December 31, 2011			December 31, 2010
	Aggregate Fair Value	Aggregate Unpaid Principal Balance Under FVO	Fair value over/(under) unpaid principal	Aggregate Fair Value	Aggregate Unpaid Principal Balance Under FVO	Fair value over/(under) unpaid principal
(In thousands)
Loans held-for-sale	$90,907	$88,255	$2,652	$155,029	$156,971	$(1,942)
Past due loans of 90+ days	—	—	—	—	—	—
Nonaccrual loans	—	—	—	—	—	—

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

	December 31,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial Instruments (Assets):
Cash and due from banks	$54,873	$54,873	$47,242	$47,242
Federal funds sold	2,411	2,411	517	517
Investment securities available-for-sale	261,419	261,419	161,478	161,478
Investment securities held-to-maturity	8,876	9,662	14,110	14,926
Investment in FHLB stock	7,582	7,582	6,542	6,542
Total loans	1,729,764	1,600,788	1,585,188	1,469,404

Total financial instruments (assets)		$1,936,735		$1,700,109

Non-financial instruments (assets)	169,870		130,223

Total assets	$2,234,795		$1,945,300

Financial Instruments (Liabilities):
Noninterest-bearing demand deposits	$269,590	$269,590	$185,614	$185,614
Interest-bearing deposits	1,601,926	1,609,865	1,427,634	1,433,558

Total deposits	1,871,516	1,879,455	1,613,248	1,619,172
Short-term borrowings	53,081	53,259	32,977	32,977
Subordinated debt	67,527	58,582	67,527	63,279
Other long-term debt	52,500	52,329	75,000	75,457

Total financial instruments (liabilities)	2,044,624	$2,043,625	1,788,752	$1,790,885

Non-financial instruments (liabilities and shareholders’ equity)	190,171		156,548

Total liabilities and shareholders’ equity	$2,234,795		$1,945,300

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

For off-balance sheet instruments, fair values are based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing for loan commitments and letters of credit. Fees related to these instruments were immaterial at December 31, 2011 and 2010, and the carrying amounts represent a reasonable approximation of their fair values. Loan commitments, letters and lines of credit, and similar obligations typically have variable interest rates and clauses that deny funding if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the foregoing schedule.

This presentation excludes certain financial instruments and all non-financial instruments. The disclosures also do not include certain intangible assets, such as customer relationships, deposit base intangibles, and goodwill. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

17.	Financial Instruments With Off-Balance Sheet Risk

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

Financial instruments with off-balance sheet risk at December 31, 2011, are summarized as follows:

Financial Instruments Whose Contract Amounts Represent Credit Risk:

December 31, 2011
(In thousands)
Loan commitments:
Commercial real estate, construction and land development	$33,211
Commercial	78,392
SBA	11,190
Home equity	41,835
Mortgage loans	116,733
Lines of credit	1,538
Standby letters of credit and bankers acceptances	4,136
Federal funds line	—

Total loan commitments	$287,035

18.	Derivative Financial Instruments

The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. The risk management program includes the use of forward contracts and other derivatives that are recorded in the financial statements at fair value and are used to offset changes in value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts to economically hedge risks associated with overall price risk related to IRLCs and mortgage loans held-for-sale carried at fair value under ASC 825-10-25. Fair value changes occur as a result of interest rate movements as well as changes in the value of the associated servicing. Derivative instruments used include forward sale commitments and IRLCs. All derivatives are carried at fair value in the Consolidated Balance Sheets in other assets or other liabilities. A gross loss of $4.1 million for the year ended December 31, 2011 associated with the forward sales commitments and IRLCs are recorded in the Consolidated Statements of Operations in mortgage banking activities.

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

19.	Certain Transfers of Financial Assets

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

At December 31, 2011, 2010, and 2009 the total fair value of servicing for mortgage loans was $11.6 million, $6.3 million, and $977,000, respectively. The fair of servicing for SBA loans at December 31, 2011, 2010 and 2009 was $7.1 million, $3.8 million and $3.5 million, respectively. To estimate the fair values of these servicing assets, consideration was given to dealer indications of market value, where applicable, as well as the results of discounted cash flow models using key assumptions and inputs for prepayment rates, credit losses, and discount rates. Carrying value of these servicing assets is shown below.

	December 31,
	2011	2010
	(In thousands)
Mortgage servicing	$11,456	$5,495
SBA servicing	5,736	2,624
Indirect servicing	521	405

	$17,713	$8,524

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

During 2011 and 2010, Fidelity sold residential mortgage loans with unpaid principal balances of $907.3 million and $457.5 million, respectively on which Fidelity retained the related mortgage servicing rights (MSRs) and receives servicing fees. At December 31, 2011 and 2010, the approximate weighted average servicing fee was 0.25% of the outstanding balance of the residential mortgage loans. The weighted average coupon interest rate on the portfolio of mortgage loans serviced for others was 4.36% and 4.43% at December 31, 2011 and 2010, respectively.

The following is an analysis of the activity in Fidelity’s residential MSR and impairment for the years ended December 31, 2011 and 2010:

	Years Ended December 31,
	2011	2010
	(In thousands)
Residential Mortgage Servicing Rights
Carrying value January 1	$5,495	$875
Additions	10,211	4,995
Amortization	(1,550)	(373)
Impairment, net	(2,700)	(2)

Carrying value, December 31	$11,456	$5,495

	Years Ended December 31,
	2011	2010
	(In thousands)
Residential Mortgage Servicing Impairment
Balance, January 1	$85	$83
Additions	2,840	556
Recoveries	(140)	(554)

Balance, December 31	$2,785	$85

Fidelity uses assumptions and estimates in determining the impairment of capitalized MSRs. These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by market participants to value and bid MSRs available for sale in the market. At December 31, 2011, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the accompanying table.

December 31, 2011
(Dollars in thousands)
Residential Mortgage Servicing Rights
Fair Value of Residential Mortgage Servicing Rights	$11,571
Composition of Residential Loans Serviced for Others:
Fixed-rate mortgage loans	98%
Adjustable-rate mortgage loans	2%
Total	100%
Weighted Average Remaining Term	25.1 years
Prepayment Speed	16.92%
Effect on fair value of a 10% increase	$(286)
Effect on fair value of a 20% increase	(559)
Weighted Average Discount Rate	8.55%
Effect on fair value of a 10% increase	$(615)
Effect on fair value of a 20% increase	(1,169)

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

Information about the asset quality of mortgage loans managed by Fidelity is shown below.

	December 31, 2011
	Unpaid Principal	Delinquent (days)		Charge-offs
		30 to 89	90+
		(In thousands)
Loan Servicing Portfolio	$1,319,369	$2,461	$607	$—
Mortgage Loans Held-for-Sale	90,907	—	—	—
Mortgage Loans Held-for-Investment	36,887	637	911	487

Total Residential Mortgages Serviced	$1,447,163	$3,098	$1,518	$487

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

Consistent with the updated guidance on accounting for transfers of financial assets, because the Company warrants the borrower will make all scheduled payments for the first 90 days following the sale of certain SBA loans, all sales were accounted for as secured borrowings which results in an increase in Cash for the proceeds of the borrowing and an increase in Other short-term borrowings on the Consolidated Balance Sheet. When the 90 day warranty period expires, the secured borrowing is reduced, loans are reduced, and a gain or loss on sale is recorded in SBA lending activities in the Consolidated Statement of Operations. During 2011, this 90 day warranty period was discontinued and the transfers were immediately recorded as sales.

During 2011 and 2010, Fidelity sold SBA loans with unpaid principal balances of $93.9 million and $24.5 million, respectively. Fidelity retained the related loan servicing rights and receives servicing fees. At December 31, 2011 and 2010, the approximate weighted average servicing fee was 0.91% and 0.89%, respectively, of the outstanding balance of the SBA loans. The weighted average coupon interest rate on the portfolio of loans serviced for others was 4.69% and 4.24% at December 31, 2011 and 2010, respectively.

The following is an analysis of the activity in Fidelity’s SBA loan servicing rights and impairment for the years ended December 31, 2011 and 2010:

	Years Ended December 31,
	2011	2010
	(In thousands)
SBA Loan Servicing Rights
Carrying value, January 1	$2,624	$2,405
Additions	3,773	909
Amortization	(651)	(582)
Impairment, Net	(10)	(108)

Carrying value, December 31	$5,736	$2,624

	Years Ended December 31,
	2011	2010
	(In thousands)
SBA Servicing Rights Impairment
Balance, January 1	$203	$95
Additions	342	197
Recoveries	(332)	(89)

Balance, December 31	$213	$203

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

Fidelity uses assumptions and estimates in determining the impairment of capitalized SBA loan servicing rights. These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by market participants to value and bid servicing rights available for sale in the market. At December 31, 2011, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the accompanying table.

December 31, 2011
(Dollars in thousands)
SBA Loan Servicing Rights
Fair Value of SBA Loan Servicing Rights	$7,053
Composition of SBA Loans Serviced for Others:
Fixed-rate SBA loans	0%
Adjustable-rate SBA loans	100%
Total	100%
Weighted Average Remaining Term	20.4 years
Prepayment Speed	5.45%
Effect on fair value of a 10% increase	$(571)
Effect on fair value of a 20% increase	(732)
Weighted Average Discount Rate	4.83%
Effect on fair value of a 10% increase	$(589)
Effect on fair value of a 20% increase	(766)

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

Information about the asset quality of SBA loans managed by Fidelity is shown below.

	December 31, 2011
	Unpaid Principal	Delinquent (days)
		30 to 89	90+	Charge-offs
	(In thousands)
SBA Serviced for Others Portfolio	$169,264	$3,964	$2,716	$—
SBA Loans Held-for-Sale	12,943	—	—	—
SBA Loans Held-for-Investment	132,487	4,123	11,597	475

Total SBA Loans Serviced	$314,694	$8,087	$14,313	$475

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

20.	Other Assets, Other Liabilities and Other Operating Expenses

Other assets and other liabilities at December 31, 2011 and 2010, consisted of the following:

	December 31,
	2011	2010
	(In thousands)
Other Assets:
Receivables and prepaids	$2,520	$2,592
Prepaid taxes	420	91
Prepaid FDIC Insurance	7,316	9,735
Deferred tax assets, net	16,224	16,529
Common stock of trust preferred securities subsidiaries	2,027	2,027
Investment in Georgia tax credits	1,013	1,050
Florida bank charter	1,289	1,289
Servicing assets	17,713	8,524
Fair value of mortgage-related derivatives	3,612	6,627
Core deposit intangible	979	—
Other	4,538	3,459

Total	$57,651	$51,923

Other Liabilities:
Payables and accrued expenses	$9,492	$3,963
Taxes payable	3,180	2,185
Other	7,684	6,916

Total	$20,356	$13,064

Other expenses for the years ended December 31, 2011, 2010, and 2009, consisted of the following:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Other Operating Expenses:
Employee expenses	$1,029	$997	$831
ATM, check card fees	583	510	481
Advertising and promotion	1,125	995	738
Stationery, printing and supplies	809	746	624
Other insurance expense	1,274	1,067	688
Other operating expenses	7,173	4,687	3,739

Total	$11,993	$9,002	$7,101

21.	Condensed Financial Information of Fidelity Southern Corporation (Parent Company Only)

Condensed Balance Sheets

	December 31,
	2011	2010
	(In thousands)
Assets:
Cash	$17,917	$8,156
Land	109	109
Investment in bank subsidiary	205,034	188,175
Investments in and amounts due from non-bank subsidiaries	2,478	2,363
Subordinated loans to subsidiaries	10,000	10,000
Other assets	650	573

Total assets	$236,188	$209,376

Liabilities:
Long-term debt	$67,527	$67,527
Other liabilities	1,381	1,338

Total liabilities	68,908	68,865
Shareholders’ Equity:
Preferred stock	46,461	45,578
Common stock	74,219	57,542
Accumulated other comprehensive gain (loss), net of tax	3,710	458
Retained earnings	42,890	36,933

Total shareholders’ equity	167,280	140,511

Total liabilities and shareholders’ equity	$236,188	$209,376

Condensed Statements of Operations

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Interest Income:
Deposits in bank	$48	$14	$45
Subordinated loan to bank	345	349	403

Total interest income	393	363	448
Interest Expense – Long-term debt	4,477	4,485	4,633

Net Interest Expense	(4,084)	(4,122)	(4,185)
Noninterest Income:
Lease income	65	65	65
Dividends from subsidiaries	—	—	—
Management fees	848	635	600
Other	136	134	138

Total noninterest income	1,049	834	803
Noninterest Expense	886	986	878

Loss before income taxes and equity in undistributed income of subsidiaries	(3,921)	(4,274)	(4,260)
Income tax benefit	(1,516)	(1,613)	(1,619)

Income before equity in undistributed income of subsidiaries	(2,405)	(2,661)	(2,641)
Equity in undistributed income of subsidiaries	13,803	12,794	(1,214)

Net Income (Loss)	$11,398	$10,133	$(3,855)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Operating Activities:
Net income (loss)	$11,398	$10,133	$(3,855)
Equity in undistributed income of subsidiaries	(13,803)	(12,794)	1,214
Proceeds from sale of land	—	—	80
(Increase) decrease in other assets	(77)	2,972	(2,451)
Increase in other liabilities	43	74	205
Other	139	—	—

Net cash flows (used in) provided by operating activities	(2,300)	385	(4,807)
Investing Activities:
Net increase in loans to and investment in subsidiaries	—	—	—

Net cash flows used in investing activities	—	—	—
Financing Activities:
Issuance of preferred stock	—	—	—
Issuance of Common Stock	14,736	2,406	516
Preferred dividends paid	(2,410)	(2,410)	(2,410)
Common dividends paid	(265)	(9)	(3)

Net cash flows provided by (used in) financing activities	12,061	(13)	(1,897)

Net increase (decrease) in cash	9,761	372	(6,704)
Cash, beginning of year	8,156	7,784	14,488

Cash, end of year	$17,917	$8,156	$7,784

Item 9.	Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures

Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of internal control over financial reporting as of December 31, 2011, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

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

Changes in Internal Control over Financial Reporting

There has been no change in Fidelity’s internal control over financial reporting during the three months ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, Fidelity’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Fidelity Southern Corporation

We have audited Fidelity Southern Corporation’s and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Fidelity Southern Corporation’s and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Fidelity Southern Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fidelity Southern Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 27, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 27, 2012

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

(3)	Exhibits

The exhibits filed herewith or incorporated by reference to exhibits previously filed with the SEC are set forth in Item 15(b)

(b)	Exhibits

The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K.

Exhibit No.	Name of Exhibit

2(a)	Purchase and Assumption Agreement dated as of October 21, 2011 by and among the Federal Deposit Insurance Corporation, Receiver of Decatur First Bank, Decatur, Georgia; Fidelity Bank and the Federal Deposit Insurance Corporation acting in its corporate capacity (incorporated by reference from Exhibit 2.1 to Fidelity Southern Corporation’s Form 8-K filed October 21, 2011)

3(a)	Amended and Restated Articles of Incorporation of Fidelity Southern Corporation, as amended effective December 16, 2008 (incorporated by reference from Exhibit 3(a) to Fidelity Southern Corporation’s Form 10-K filed March 16, 2009)

3(b)	Articles of Amendment to the Articles of Incorporation of Fidelity Southern Corporation (incorporated by reference from Exhibit 3.1 to Fidelity Southern Corporation’s Form 8-K filed November 18, 2010)

3(c)	Bylaws of Fidelity Southern Corporation, as amended (incorporated by reference from Exhibit 3(b) to Fidelity Southern Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

3(d)	Amendment to Bylaws of Fidelity Southern Corporation (incorporated by reference from Exhibit 3.2 to Fidelity Southern Corporation’s Form 8-K filed November 18, 2010)

4(a)	See Exhibits 3(a) and 3(b) for provisions of the Amended and Restated Articles of Incorporation, as amended, and Bylaws, which define the rights of the shareholders.

4(b)	Tax Benefits Preservation Plan dated as of November 19, 2010 between Fidelity Southern Corporation and Mellon Investor Services LLC as Rights Agent (incorporated by reference from Exhibit 4.1 to Fidelity Southern Corporation’s form 8-K filed November 18, 2010)

10(a)#	Fidelity Southern Corporation Defined Contribution Master Plan and Trust Agreement and related Adoption Agreement, as amended (incorporated by reference from Exhibit 10(a) to Fidelity Southern Corporation’s Registration Statement on Form 10, Commission File No. 0-22374)

10(b)#	Amended and Restated Supplemental Deferred Compensation Plan (incorporated by reference from Exhibit 10.7 to Fidelity Southern Corporation’s Form 8-K filed January 25, 2006)

10(c)#	Fidelity Southern Corporation 1997 Stock Option Plan (incorporated by reference from Exhibit A to Fidelity Southern Corporation’s Proxy Statement, dated April 21, 1997, for the 1997 Annual Meeting of Shareholders)

10(d)#	Fidelity Southern Corporation Equity Incentive Plan dated April 27, 2006, (incorporated by reference from Exhibit 10.1 to Fidelity Southern Corporation’s Form 8-K filed May 3, 2006)

10(e)#	Forms of Stock Option Agreements for the Fidelity Southern Corporation Equity Incentive Plan dated April 27, 2006 (incorporated by reference from Exhibit 10.1 to Fidelity Southern Corporation’s Form 8-K filed January 18, 2007)

10(f)#	Employment Agreement among Fidelity, the Bank and James B. Miller, Jr., dated as of January 18, 2007 (incorporated by reference from Exhibit 10.1 to Fidelity Southern Corporation’s Form 8-K filed January 22, 2007)

10(g)#	Employment Agreement among Fidelity, the Bank and H. Palmer Proctor, Jr., dated as of January 18, 2007 (incorporated by reference from Exhibit 10.2 to Fidelity Southern Corporation’s Form 8-K filed January 22, 2007)

10(h)#	Executive Continuity Agreement among Fidelity, the Bank and James B. Miller, Jr., dated as of January 19, 2006 (incorporated by reference from Exhibit 10.3 to Fidelity Southern Corporation’s Form 8-K filed January 25, 2006)

10(i)#	Executive Continuity Agreement among Fidelity, the Bank and H. Palmer Proctor, Jr., dated as of January 19, 2006 (incorporated by reference from Exhibit 10.4 to Fidelity Southern Corporation’s Form 8-K filed January 25, 2006)

10(j)#	Executive Continuity Agreement among Fidelity, the Bank and Stephen H. Brolly dated as of May 22, 2006 (incorporated by reference from Exhibit 10(j) to Fidelity Southern Corporation’s Form 10-K filed March 16, 2009)

10(k)#	Executive Continuity Agreement among Fidelity, the Bank and David Buchanan dated as of January 19, 2006 (incorporated by reference from Exhibit 10.6 to Fidelity Southern Corporation’s Form 8-K filed January 25, 2006)

10(l)#	Form of 2010 Incentive Compensation Plan among Fidelity, the Bank and James B. Miller, Jr., H. Palmer Proctor, Jr., Stephen H. Brolly and David Buchanan dated as of January 22, 2009 (incorporated by reference from Exhibit 99.2, 99.3, 99.4, and 99.5 to Fidelity Southern Corporation’s Form 8-K filed January 27, 2010)

10(m)#	Director Compensation Arrangements (incorporated by reference for Exhibit 10(j) to Fidelity Southern Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005)

10(n)	Warrant to Purchase up to 2,266,458 shares of Common Stock, dated December 19, 2008 (incorporated by reference from Exhibit 4.1 to Fidelity Southern Corporation’s Form 8-K filed December 19, 2008)

10(o)	Letter Agreement, dated December 19, 2008, including Securities Purchase Agreement—Standard Terms, incorporated by reference therein, between the Company and the United States Department of the Treasury (incorporated by reference from Exhibit 10.1 to Fidelity Southern Corporation’s Form 8-K filed December 19, 2008)

10(p)#	Form of Senior Executive Officer Agreement (incorporated by reference from Exhibit 10.1 to Fidelity Southern Corporation’s Form 8-K filed December 19, 2008)

10(q)#	Amendment to employment agreement among Fidelity, the Bank and James B. Miller, Jr., dated as of January 21, 2010 (incorporated by reference from Exhibit 99.2 to Fidelity Southern Corporation’s Form 8-K filed January 27, 2010)

10(r)#	Amendment to employment agreement among Fidelity, the Bank and H. Palmer Proctor, Jr., dated as of January 21, 2010 (incorporated by reference from Exhibit 99.2 to Fidelity Southern Corporation’s Form 8-K filed January 27, 2010)

10(s)	Securities Purchase Agreement dated May 26, 2011 (incorporated by reference from Exhibit 10.1 to Fidelity Southern Corporation’s Form 8-K filed May 26, 2011.

10(t)	Registration Rights Agreement dated May 26, 2011 (incorporated by reference from Exhibit 10.2 to Fidelity Southern Corporation’s Form 8-K filed May 26, 2011)

10(u)#	First Amendment to the Fidelity Southern Corporation Equity Incentive Plan (incorporated by reference from Exhibit 99(a) to Fidelity Southern Corporation’s Form S-8 filed June 17, 2011.

21	Subsidiaries of Fidelity Southern Corporation

23	Consent of Ernst & Young LLP

24	Powers of Attorney (included on signature page hereto)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Principal Executive Officer’s Certificate pursuant to 31 CFR 30.15 relative to the participation of Fidelity Southern Corporation in the Capital Purchase Program.

99.2	Principal Financial Officer’s Certificate pursuant to 31 CFR 30.15 relative to the participation of Fidelity Southern Corporation in the Capital Purchase Program.

101	The following materials from Fidelity Southern Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (extensible Business Reporting language) (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to the financial statements (Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in this Exhibit is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934.

#	Indicates director and management contracts or compensatory plans or arrangements.

(c)	Financial Statement Schedules.

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

March 17, 2012

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

Signature	Title	Date

/s/ JAMES B. MILLER, JR.	Chairman of the Board and Director (Principal Executive Officer)	March 20, 2012
James B. Miller, Jr.

/s/ STEPHEN H. BROLLY	Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2012
Stephen H. Brolly

/s/ DAVID R. BOCKEL	Director	March 20, 2012
Major General (Ret) David R. Bockel

/s/ WM. MILLARD CHOATE	Director	March 20, 2012
Wm. Millard Choate

/s/ DONALD A. HARP, JR.	Director	March 20, 2012
Dr. Donald A. Harp, Jr.

/s/ KEVIN S. KING	Director	March 20, 2012
Kevin S. King

/s/ WILLIAM C. LANKFORD, JR.	Director	March 20, 2012
William C. Lankford, Jr.

/s/ H. PALMER PROCTOR, JR.	Director	March 20, 2012
H. Palmer Proctor, Jr.

/s/ W. CLYDE SHEPHERD III	Director	March 20, 2012
W. Clyde Shepherd III

/s/ RANKIN M. SMITH, JR.	Director	March 20, 2012
Rankin M. Smith, Jr.

EXHIBIT INDEX

Exhibit No.	Name of Exhibit

21	Subsidiaries of Fidelity Southern Corporation

23	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Principal Executive Officer’s Certificate pursuant to 31 CFR 30.15 relative to the participation of Fidelity Southern Corporation in the Capital Purchase Program.

99.2	Principal Financial Officer’s Certificate pursuant to 31 CFR 30.15 relative to the participation of Fidelity Southern Corporation in the Capital Purchase Program.