Form 10-Q
period 2012-03-31
FIDELITY SOUTHERN CORP
filed 2012-05-14
CIK 822662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

Commission File Number: 001-34981

Fidelity Southern Corporation

(Exact name of registrant as specified in its charter)

Georgia	58-1416811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3490 Piedmont Road, Suite 1550, Atlanta GA	30305
(Address of principal executive offices)	(Zip Code)

(404) 639-6500

(Registrant's telephone number, including area code)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a Smaller Reporting Company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 30, 2012
Common Stock, no par value	13,777,240

FIDELITY SOUTHERN CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2012	December 31, 2011
	(Dollars in thousands)
Assets
Cash and due from banks	$33,616	$53,380
Interest-bearing deposits with banks	1,941	1,493
Federal funds sold	3,047	2,411

Cash and cash equivalents	38,604	57,284
Investment securities available-for-sale (amortized cost of $178,287 and $255,435 at March 31, 2012 and December 31, 2011, respectively)	183,611	261,419
Investment securities held-to-maturity (fair value of $8,910 and $9,662 at March 31, 2012 and December 31, 2011, respectively)	8,185	8,876
Investment in FHLB stock	7,623	7,582
Loans held-for-sale (loans at fair value: $130,100 at March 31, 2012; $90,907 at December 31, 2011)	175,736	133,849
Loans	1,657,972	1,623,871
Allowance for loan losses	(29,282)	(27,956)

Loans, net of allowance for loan losses	1,628,690	1,595,915
FDIC indemnification asset	13,266	12,279
Premises and equipment, net	30,352	28,909
Other real estate, net	25,729	30,526
Accrued interest receivable	8,238	9,015
Bank owned life insurance	31,786	31,490
Other assets	63,406	57,651

Total Assets	$2,215,226	$2,234,795

Liabilities
Deposits:
Noninterest-bearing demand deposits	$290,625	$269,590
Interest-bearing deposits:
Demand and money market	557,652	526,962
Savings	377,692	389,246
Time deposits, $100,000 and over	313,209	329,164
Other time deposits	319,995	337,350
Brokered deposits	9,204	19,204

Total deposits	1,868,377	1,871,516
Short-term borrowings	56,055	53,081
Subordinated debt	67,527	67,527
Other long-term debt	27,500	52,500
Accrued interest payable	1,667	2,535
Other liabilities	22,178	20,356

Total liabilities	2,043,304	2,067,515

Shareholders’ Equity
Preferred stock, no par value. Authorized 10,000,000; 48,200 shares issued and outstanding.	46,682	46,461
Common stock, no par value. Authorized 50,000,000; issued and outstanding 13,984,389 and 13,552,641 at March 31, 2012 and December 31, 2011.	74,560	74,219
Accumulated other comprehensive gain, net of tax	3,301	3,710
Retained earnings	47,379	42,890

Total shareholders’ equity	171,922	167,280

Total liabilities and shareholders’ equity	$2,215,226	$2,234,795

See accompanying notes to consolidated financial statements

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands, except per share data)
Interest income
Loans, including fees	$22,738	$21,891
Investment securities	1,506	1,513
Federal funds sold and bank deposits	18	41

Total interest income	24,262	23,445
Interest expense
Deposits	3,007	4,532
Short-term borrowings	174	175
Subordinated debt	1,139	1,121
Other long-term debt	287	445

Total interest expense	4,607	6,273

Net interest income	19,655	17,172
Provision for loan losses	3,750	5,775

Net interest income after provision for loan losses	15,905	11,397
Noninterest income
Service charges on deposit accounts	1,133	957
Other fees and charges	784	581
Mortgage banking activities	12,084	5,959
Indirect lending activities	1,163	1,186
SBA lending activities	853	2,232
Securities gains	303	—
Bank owned life insurance	322	320
Gain on sale of ORE	250	185
Other	763	266

Total noninterest income	17,655	11,686
Noninterest expense
Salaries and employee benefits	14,849	10,822
Furniture and equipment	977	752
Net occupancy	1,210	1,135
Communication	619	563
Professional and other services	2,141	1,192
Other real estate expense	1,737	2,458
FDIC insurance premiums	471	902
Other	3,346	2,651

Total noninterest expense	25,350	20,475

Income before income tax expense	8,210	2,608
Income tax expense	2,894	766

Net income	5,316	1,842
Preferred stock dividends and discount accretion	(823)	(823)

Net income available to common equity	$4,493	$1,019

Earnings per share:
Basic earnings per share	$0.32	$0.09

Diluted earnings per share	$0.29	$0.08

Net income	$5,316	$1,842
Other comprehensive income/(loss), net of tax	(409)	(263)

Comprehensive income	$4,907	$1,579

Weighted average common shares outstanding-basic	13,892,146	11,194,077

Weighted average common shares outstanding-fully diluted	15,302,904	12,824,969

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Operating Activities
Net income	$5,316	$1,842
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	3,750	5,775
Depreciation and amortization of premises and equipment	564	479
Other amortization/(accretion)	29	609
Reserve for impairment of other real estate	947	1,588
Share-based compensation	136	25
Proceeds from sales of loans	392,093	369,316
Proceeds from sales of other real estate	6,583	3,853
Loans originated for resale	(428,511)	(265,120)
Gain on loan sales, including the fair value adjustment on loans held-for-sale	(5,469)	(9,303)
Gain on sales of other real estate	(250)	(185)
Increase in cash value of bank owned life insurance	(296)	(295)
Gain on investment security sales	(303)	—
Net increase in FDIC indemnification asset	(987)	—
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	777	(136)
Other assets	(5,784)	1,617
Accrued interest payable	(868)	(689)
Other liabilities	2,071	404

Net cash (used in) provided by operating activities	(30,202)	109,780
Investing Activities
Purchases of investment securities available-for-sale	—	(53,702)
Proceeds from sales of investment securities available-for-sale	25,688	—
Maturities and calls of investment securities held-to-maturity	691	1,400
Maturities and calls of investment securities available-for-sale	51,764	4,653
Purchase of investment in FHLB stock	(41)
Net increase in loans	(39,008)	(35,437)
Capital improvements to other real estate	—	38
Purchases of premises and equipment	(2,006)	(692)

Net cash provided by (used in) investing activities	37,088	(83,740)
Financing Activities
Net increase in transactional accounts	40,171	38,877
Net (decrease) increase in time deposits	(43,310)	25,908
Net decrease in borrowings	(22,026)	(12,245)
Common stock dividends paid, in lieu of fractional shares	(3)	—
Proceeds from the issuance of common stock	205	43
Preferred stock dividends paid	(603)	(603)

Net cash (used in) provided by financing activities	(25,566)	51,980

Net (decrease) increase in cash and cash equivalents	(18,680)	78,020
		47759
Cash and cash equivalents, beginning of period	57,284	47,759

Cash and cash equivalents, end of period	$38,604	$125,779

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,475	$6,961

Income taxes	$660	$2,202

Non-cash transfers to other real estate	$2,483	$3,152

Accretion on U.S. Treasury preferred stock	$221	$221

Loans transferred from held-for-sale	$—	$1,324

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2012

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Fidelity Southern Corporation and its wholly owned subsidiaries (“Fidelity”). Fidelity Southern Corporation (“FSC”) owns 100% of Fidelity Bank (“Bank”), and LionMark Insurance Company, an insurance agency offering consumer credit related insurance products. FSC also owns five subsidiaries established to issue trust preferred securities, which entities are not consolidated for financial reporting purposes in accordance with current accounting guidance, as FSC is not the primary beneficiary. The “Company”, as used herein, includes FSC and its subsidiaries, unless the context otherwise requires.

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. All such adjustments are normal recurring accruals. Certain previously reported amounts have been reclassified to conform to current presentation. These reclassifications had no impact on previously reported net income, or shareholders’ equity or cash flows. The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There were no new accounting policies or changes to existing policies adopted in the first three months of 2012, which had a significant effect on the results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.

Operating results for the three month period ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and Annual Report to Shareholders for the year ended December 31, 2011.

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

The purchased assets and liabilities assumed were recorded at their estimated fair values on the date of acquisition. The estimated fair value of assets acquired, intangible assets and the cash payment received from the FDIC exceeded the estimated fair value of the liabilities assumed, resulting in a pretax gain of $1.5 million.

The loans and other real estate (collectively referred to as covered assets) acquired are covered by Loss Share Agreements between the Bank and the FDIC which affords the Bank significant protection against future losses. The acquired loans covered under the Loss Share Agreements with the FDIC, are reported in loans and are referred to as covered loans. New loans made after the date of the transaction are not covered by the provisions of the Loss Share Agreements. The Bank acquired other assets that are not covered by the Loss Share Agreements, including investment securities purchased at fair market value and other assets. The acquired assets and liabilities, as well as adjustments to record the assets and liabilities at fair value, are presented in the following table.

	As Recorded by FDIC/Decatur First	Fair Value Adjustments	As Recorded by Fidelity
	(In thousands)
Assets
Cash and due from banks	$33,676	$—	$33,676
Investment securities	42,724	—	42,724
Covered loans	94,730	(15,306)	79,424
Loss share receivable	—	12,279	12,279
Core deposit intangible	—	1,002	1,002
Covered other real estate	14,426	(4,961)	9,465
Other assets	3,545	(594)	2,951

Total assets acquired	$189,101	$(7,580)	$181,521

Liabilities
Deposits	$169,927	$—	$169,927
FHLB advances	10,000	302	10,302
Other liabilities	182	177	359

Total liabilities assumed	$180,109	$479	$180,588

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

The reimbursable losses from the FDIC are based on the preacquisition book value of the covered assets, as determined by the FDIC at the date of the transaction, the contractual balance of acquired unfunded commitments, and certain future net direct costs incurred in the collection and settlement process. The amount that the Bank realizes on these assets could differ materially from the carrying value that will be reflected in any financial statements, based upon the timing and amount of collections and recoveries on the covered assets in future periods. Because the FDIC will reimburse the Bank for 80% of losses incurred on the covered assets, an indemnification asset (FDIC indemnification asset) was recorded at fair value at the acquisition date. The loss share agreements on the acquisition date reflect the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties. This asset is adjusted quarterly based on expected losses, the carrying value of the indemnification asset at March 31, 2012 was $13.3 million compared to $12.3 million at December 31, 2011.

The loss share agreements continue to be measured on the same basis as the related indemnified loans. Deterioration in credit quality of the loans (recorded as an adjustment to the Allowance for Loan Losses) or declines in the fair value of other real estate owned would immediately increase the basis of the indemnification asset, with the offset recorded through the consolidated statement of comprehensive income. Improvements in the credit quality or expected loan cash flows (reflected as an adjustment to yield) result in a decrease in the fair value of the FDIC indemnification asset, with the decrease being amortized into income over the same period or the life of the loss share agreements, whichever is shorter. Initial fair value accounting incorporates into the fair value of the indemnification asset an element of the time value of money, which is accreted back into income over the life of the loss share agreements.

A summary of activity for the FDIC indemnification asset for the three-months ended March 31, 2012 is presented below:

March 31, 2012
(In thousands)
Indemnification Asset
Balance at January 1, 2012	$12,279
Adjustments reflected in income:
Accretion income, FDIC indemnification asset	171
Additional estimated covered losses	816

Balance at March 31, 2012	$13,266

3. Earnings per share

Earnings per share were calculated as follows:

	For the Quarter Ended March 31,
	2012	2011
	(Dollars in thousands, except per share data)
Net income	$5,316	$1,842
Less dividends on preferred stock and accretion of discount	(823)	(823)

Net income available to common equity	$4,493	$1,019

Average common shares outstanding	13,664	10,830
Effect of stock dividends	228	364

Average common shares outstanding – basic	13,892	11,194
Dilutive stock options and warrants	1,388	1,578
Effect of stock dividends	23	53

Average common shares outstanding – dilutive	15,303	12,825

Earnings per share – basic	$0.32	$0.09
Earnings per share – dilutive	$0.29	$0.08

In January and April 2012, the Company issued a stock dividend equal to one share for every 60 shares owned on the record date. Basic and diluted earnings per share for the quarters ended March 31, 2012 and 2011 have been retroactively adjusted to reflect these stock dividends, although there was no change in basic or diluted earnings per share from what was previously reported.

Average number of shares for 2012 and 2011 includes participating securities related to unvested restricted stock awards. There were 116,905 in common stock options with an average exercise price of $8.08 at March 31, 2012, and 150,907 in common stock options with an average price of $18.37 at March 31, 2011, which would have been included in the calculation of dilutive earnings per share except that to do so would have an anti-dilutive impact on earnings per share.

4. Contingencies

Due to the nature of their activities, the Company and its subsidiaries are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of March 31, 2012. While it is difficult to predict or determine the outcome of these proceedings, it is the opinion of management, after consultation with its legal counsel, that the ultimate liabilities, if any, will not have a material adverse impact on the Company’s consolidated results of operations, financial position, or cash flows.

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

The Fidelity Southern Corporation Equity Incentive Plan (the “2006 Incentive Plan”), as amended, permits the grant of stock options, stock appreciation rights, restricted stock and other incentive awards (“Incentive Awards”). Pursuant to an amendment to the Plan adopted by the shareholders on April 26, 2011, the maximum number of shares of the Company’s common stock that may be issued under the 2006 Incentive Plan is 2,250,000 shares, all of which may be stock options. Generally, no award shall be exercisable or become vested or payable more than 10 years after the date of grant. Options granted under the 2006 Incentive Plan have four year terms and become fully exercisable at the end of three years of continued employment. Incentive awards available under the 2006 Incentive Plan totaled 1,210,459 shares at March 31, 2012. On January 19, 2012 a total of 95,000 options were granted under the 2006 Incentive Plan at a grant date market price of $6.15 per share.

A summary of option activity as of March 31, 2012 and the three month period then ended is presented below:

	Number of share options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding at January 1, 2012	370,905	$5.30
Granted	95,000	6.15
Exercised	1,000	4.60
Forfeited	—	—

Outstanding at March 31, 2012	464,905	$5.48	2.2 years	$588,000

Exercisable at March 31, 2012	369,905	$5.30	1.5 years	$532,000

In the first quarter of 2012, FSC granted 400,000 restricted shares of common stock under the 2006 Equity Incentive Plan to certain employees. The restricted stock was granted at $6.15 per share, which was the market price of the stock at the grant date. 350,000 shares of the restricted stock granted will vest 20% each year over the next five years, while 50,000 shares will vest 40% after two years and then 20% per year through five years. All current year restricted stock grants will be fully vested after January 19, 2017. The restricted stock is subject to section 111 of the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009 and regulations issued by the Department of the Treasury.

A summary of restricted stock activity as of March 31, 2012, and changes during the three month period then ended is presented below:

	Number of shares of Restricted Stock	Weighted Average Grant Price
Nonvested at December 31, 2011	144,078	$4.50
Granted	400,000	6.15
Vested	57,631	4.50
Forfeited	—	—

Nonvested at March 31, 2012	486,447	$5.86

Share-based compensation expense was $136,000 and $59,000 for the three month periods ended March 31, 2012 and 2011, respectively. At March 31, 2012, there was $2.7 million in remaining unrecognized compensation cost related to the restricted stock.

6. Fair Value Election and Measurement

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Current accounting guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described below:

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

The Company has elected to record mortgage loans held-for-sale at fair value. The following is a description of mortgage loans held-for-sale as of March 31, 2012 and December 31, 2011, including the specific reasons for electing fair value and the strategies for managing these assets on a fair value basis.

Mortgage Loans Held-for-Sale

The Company records mortgage loans held-for-sale at fair value in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value, which are now recognized in earnings at the time of origination. Interest income on mortgage loans held-for-sale is recorded on an accrual basis in the consolidated statement of income under the heading “Interest income – loans, including fees”. The servicing value is included in the fair value of the Interest Rate Lock Commitments (“IRLCs”) with borrowers. The mark to market adjustments related to loans held-for-sale and the associated economic hedges are captured in mortgage banking activities.

Valuation Methodologies and Fair Value Hierarchy

The primary financial instruments that the Company carries at fair value include investment securities, IRLCs, derivative instruments, and loans held-for-sale. The Company used the following methods and significant assumptions to estimate fair value:

Debt securities issued by U.S. Government sponsored entities and agencies, states and political subdivisions, and agency residential mortgage backed securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. The investments in the Company’s portfolio are generally not quoted on an exchange but are actively traded in the secondary institutional markets.

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

The Company classifies IRLCs on residential mortgage loans held-for-sale on a gross basis within other liabilities or other assets. The fair value of these commitments, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. Projected “pull-through” rates are determined quarterly by the Mortgage Banking Division of the Bank, using the Company’s historical data and the current interest rate environment to reflect the Company’s best estimate of the likelihood that a commitment will ultimately result in a closed loan. The loan servicing value is also included in the fair value of IRLCs. Because these inputs are not transparent in market trades, IRLCs are considered to be Level 3 assets.

Derivative instruments are primarily transacted in the secondary mortgage and institutional dealer markets and priced with observable market assumptions at a mid-market valuation point, with appropriate valuation adjustments for liquidity and credit risk. For purposes of valuation adjustments to its derivative positions, the Company has evaluated liquidity premiums that may be demanded by market participants, as well as the credit risk of its counterparties and its own credit if applicable. To date, no material losses due to a counterparty’s inability to pay any net uncollateralized position has been incurred.

The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumptions used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument. Because mortgage loans held-for-sale are sold within a few weeks of origination, it is unlikely to demonstrate any of the credit weaknesses discussed above and as a result, there were no credit related adjustments to fair value during the three month periods ended March 31, 2012 and 2011.

The following tables present financial assets measured at fair value at March 31, 2012 and December 31, 2011, on a recurring basis and the change in fair value for those specific financial instruments in which fair value has been elected at March 31, 2012 and 2011. The changes in the fair value of economic hedges were also recorded in mortgage banking activities and are designed to partially offset the change in fair value of the mortgage loans held-for-sale and interest rate lock commitments referenced in the tables below.

		Fair Value Measurements at March 31, 2012
	Assets and Liabilities Measured at Fair Value March 31, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities issued by U.S. Government corporations and agencies	$20,927	$—	$20,927	$—
Debt securities issued by states and political subdivisions	19,680	—	19,680	—
Residential mortgage-backed securities – Agency	143,004	—	143,004	—
Mortgage loans held-for-sale	130,100	—	130,100	—
Other Assets(1)	4,577	—	—	4,577
Other Liabilities(1)	(369)	—	—	(369)

(1)	This amount includes mortgage related interest rate lock commitments and derivative financial instruments to hedge interest rate risk. Interest rate lock commitments were recorded on a gross basis.

		Fair Value Measurements at December 31, 2011
	Assets and Liabilities Measured at Fair Value December 31, 2011	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities issued by U.S. Government corporations and agencies	$62,699	$—	$62,699	$—
Debt securities issued by states and political subdivisions	19,715	—	19,715	—
Residential mortgage-backed securities – Agency	174,705	—	174,705	—
Commercial mortgage-backed securities – Agency	4,300	—	4,300	—
Mortgage loans held-for-sale	90,907	—	90,907	—
Other Assets(1)	3,612	—	—	3,612
Other Liabilities(1)	(1,528)	—	—	(1,528)

(1)	This amount includes mortgage related interest rate lock commitments and derivative financial instruments to hedge interest rate risk. Interest rate lock commitments were recorded on a gross basis.

The tables below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) during the three months ended March 31, 2012 and 2011. There were no transfers into or out of Level 3. There were no transfers between Level 1, and Level 2 during the three months ended March 31, 2012.

	Other Assets(1)	Other Liabilities(1)
	(In thousands)
Beginning Balance January 1, 2012	$3,612	$(1,528)
Total gains (losses) included in earnings:(2)
Issuances	5,542	(369)
Settlements and closed loans	(3,185)	—
Expirations	(1,392)	1,528
Total gains (losses) included in other comprehensive income	—	—

Ending Balance March 31, 2012 (3)	$4,577	$(369)

(1)	Includes mortgage related interest rate lock commitments and derivative financial instruments entered into to hedge interest rate risk.
(2)	Amounts included in earnings are recorded in mortgage banking activities.
(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.

	Other Assets(1)	Other Liabilities(1)
	(In thousands)
Beginning Balance January 1, 2011	$6,627	$(446)
Total gains (losses) included in earnings:(2)
Issuances	1,756	(224)
Settlements and closed loans	(460)	177
Expirations	(6,167)	269
Total gains (losses) included in other comprehensive income	—	—

Ending Balance March 31, 2011 (3)	$1,756	$(224)

(1)	Includes mortgage related interest rate lock commitments and derivative financial instruments entered into to hedge interest rate risk.
(2)	Amounts included in earnings are recorded in mortgage banking activities.
(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.

The unobservable input utilized in the determination of fair value of other assets and liabilities was a pull through rate, which was 73% as of March 31, 2012. A pull through rate is management’s assumption as to the percentage of loans in the pipeline that will close and eventually fund. It is based on the Company’s historical fall-out activity. Significant increases in this input in isolation would result in a significantly higher fair value measurement and significant decreases would result in a significantly lower fair value measurement. In addition, IRLCs fair value include mortgage servicing rights that do not trade in an active market with readily observable prices. Accordingly, the fair value is estimated based on a valuation model which calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, market discount rates, cost to service, float earnings rates, as well as late fees and other ancillary income.

	For Items Measured at Fair Value Pursuant to Election of the Fair Value Option: Fair Value Gain (Loss) related to Mortgage Banking Activities for the Three Months Ended
	March 31, 2012	March 31, 2011
	(In thousands)
Mortgage loans held-for-sale	$(182)	$2,417

The following tables present the assets that are measured at fair value on a non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial position at March 31, 2012, and December 31, 2011.

	Fair Value Measurements at March 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Valuation Allowance
	(In thousands)
Impaired loans
Commercial	$7,961	$—	$—	$7,961	$(1,461)
Construction	25,767	—	—	25,767	(3,034)
SBA	17,743	—	—	17,743	(223)
Mortgage	3,369	—	—	3,369	(743)
Consumer	3,632	—	—	3,632	(642)
ORE
Commercial	8,224	—	—	8,224	(2,671)
Improved lots	8,831	—	—	8,831	(6,797)
Residential	6,309	—	—	6,309	(2,034)
Other ORE	2,365	—	—	2,365	(595)
Mortgage servicing rights	15,017	—	—	15,017	(1,678)
SBA servicing rights	5,637	—	—	5,637	(403)

	Fair Value Measurements at December 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Valuation Allowance
	(In thousands)
Impaired loans	$59,318	$—	$—	$59,318	$(4,315)
ORE	30,526	—	—	30,526	(7,469)
Mortgage servicing rights	11,456	—	—	11,456	(2,785)
SBA servicing rights	5,736	—	—	5,736	(213)

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified as Level 3 in the fair value hierarchy. Collateral may include real estate or business assets, including equipment, inventory and accounts receivable. The value of real estate collateral is determined based on an appraisal by qualified licensed appraisers hired by the Company. If significant, the value of business equipment is based on an appraisal by qualified licensed appraisers hired by the Company otherwise, the equipment’s net book value on the business’ financial statements is the basis for the value of business equipment. Inventory and accounts receivable collateral are valued based on independent field examiner review or aging reports. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business. The workout department, which reports to the Chief Credit Officer, has the primary responsibility for determining the fair value of impaired loans. Discounts applied to appraised values are validated on an annual basis by an analysis that compares the proceeds from collateral liquidated in the past twelve months to the appraisal value of the related collateral. This analysis is segregated into appraisal values that are aged less than twelve months and those that are aged greater than twelve months. Impaired loans are evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

Mortgage servicing rights are initially recorded at fair value when mortgage loans are sold servicing retained. These assets are then amortized in proportion to and over the period of estimated net servicing income. On a monthly basis these servicing assets are assessed for impairment based on fair value. Management determines fair value by stratifying the servicing portfolio into homogeneous subsets with unique behavior characteristics, converting those characteristics into income and expense streams, adjusting those streams for prepayment assumptions, present valuing the adjusted streams, and combining the present values into a total. If the cost basis of any loan stratification tranche is higher than the present value of the tranche, an impairment is recorded.

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

Foreclosed assets in Other Real Estate are adjusted to fair value upon transfer of the loans to foreclosed assets establishing a new cost basis. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3. Appraisals are generally disconnected further to take into account the age of the appraisal, length of expected marketing time, and estimated selling costs. Such discounts would result in a Level 3 classification. The workout department, which reports to the Chief Credit Officer, has the primary responsibility for determining the fair value of other real estate and the discount to apply to the appraisals to arrive at fair value. The same analysis utilized to validate discount rates applied against real estate collateral securing impaired loan is also used to validate discount rates applied to other real estate.

The following tables present the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held-for-sale for which the fair value option has been elected as of March 31, 2012 and December 31, 2011. The tables also include the difference between aggregate fair value and the aggregate unpaid principal balance of loans that are 90 days or more past due, as well as loans in nonaccrual status.

	Aggregate Fair Value March 31, 2012	Aggregate Unpaid Principal Balance Under FVO March 31, 2012	Fair Value Over Unpaid Principal
(In thousands)
Loans held-for-sale	$130,100	$127,630	$2,470
Past due loans of 90+ days	—	—	—
Nonaccrual loans	—	—	—

	Aggregate Fair Value December 31, 2011	Aggregate Unpaid Principal Balance Under FVO December 31, 2011	Fair Value Under Unpaid Principal
(In thousands)
Loans held-for-sale	$90,907	$88,255	$2,652
Past due loans of 90+ days	—	—	—
Nonaccrual loans	—	—	—

Current accounting guidance requires interim disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on settlements using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets, and, in many cases, could not be realized in immediate settlement of the instrument. Current accounting guidance excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

	Fair Value Measurements at March 31, 2012 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
		(In thousands)
Financial assets:
Cash and cash equivalents	$38,604	$38,604	$—	$—	$38,604
Investment securities available-for-sale	183,611	—	183,611	—	183,611
Investment securities held-to-maturity	8,185	—	8,910	—	8,910
Total loans(1)	1,804,426	—	130,100	1,706,253	1,836,353
Financial Liabilities:
Noninterest-bearing demand deposits	$290,625	$—	$—	$290,625	$290,625
Interest-bearing deposits	1,577,752	—	—	1,586,880	1,586,880
Short-term borrowings	56,055	—	56,794	—	56,794
Long-term debt	95,027	—	88,863	—	88,863

	Fair Value Measurements at December 31, 2011 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Instruments (Assets):
Cash and cash equivalents	$54,873	$54,873	$—	$—	$54,873
Investment securities available-for-sale	261,419	—	261,419	—	261,419
Investment securities held-to-maturity	8,876	—	9,662	—	9,662
Total loans(1)	1,729,764	—	90,907	1,509,881	1,600,788
Financial Instruments (Liabilities):
Noninterest-bearing demand deposits	$269,590	$—	$—	$269,590	$269,590
Interest-bearing deposits	1,601,926	—	—	1,609,865	1,609,865
Short-term borrowings	53,081	—	53,259	—	53,259
Long-term debt	120,027	—	110,911	—	110,911

(1)	Includes $130,100 and $90,907 in mortgage loans held-for-sale at fair value at March 31, 2012 and December 31, 2011, respectively.

The methods and assumptions, not previously presented, used to estimate fair value are described as follows: The carrying amount reported in the consolidated balance sheets for cash, and cash equivalents approximates fair values. It is not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.

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

7. Derivative Financial Instruments

The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. The risk management program includes the use of forward contracts and other derivatives that are recorded in the financial statements at fair value and are used to offset changes in value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts to economically hedge risks associated with overall price risk related to Interest Rate Lock Commitments (“IRLCs”) and mortgage loans held-for-sale for which the fair value option has been elected. Fair value changes occur as a result of interest rate movements as well as changes in the value of the associated servicing. Derivative instruments used include forward commitments, mandatory commitments and best effort commitments. All derivatives are carried at fair value in the Consolidated Balance Sheets in other assets or other liabilities. A net gain of $800,000 was recorded for all commitments as of March 31, 2012, net loss of $1.4 million as of December 31, 2011 and a net gain of $500,000 as of March 31, 2011.

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

The Company’s derivative positions as of March 31, 2012, were as follows:

	Contract Amount
	March 31, 2012	December 31, 2011
	(In thousands)
Fannie Mae mortgage-backed securities forward commitments	$198,000	$167,500
Mandatory loan sale commitments	100,941	17,992
Best efforts loan sale commitments	20,587	15,239

Total commitments	$319,528	$200,731

8. Investments

The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available-for-Sale:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies:
Due in less than one year	$—	$—	$15,000	$15,028
Due five years through ten years	17,137	17,348	27,137	27,465
Due after ten years	3,558	3,579	20,060	20,206
Municipal securities(2)
Due after one year through five years	850	852	853	855
Due five years through ten years	1,572	1,663	1,572	1,655
Due after ten years	16,670	17,165	16,698	17,203
Mortgage backed securities-agency	138,500	143,004	174,114	179,006

	$178,287	$183,611	$255,435	$261,419

Held-to-Maturity:
Mortgage backed securities-agency	$8,185	$8,910	$8,876	$9,662

The Bank sold 31 securities available-for-sale totaling $25.4 million during the three month period ended March 31, 2012. Proceeds received totaled $25.7 million for a gross gain of $303,000. There were no securities sold during the first quarter of 2011.

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other than Temporary Impairment	Fair Value
	(In thousands)
Available-for-Sale:
Obligations of U.S. Government corporations and agencies	$20,695	$232	$—	$—	$20,927
Municipal securities	19,092	593	(5)	—	19,680
Residential mortgage-backed securities – agency	138,500	4,632	(128)	—	143,004

	$178,287	$5,457	$(133)	$—	$183,611

Held-to-Maturity:
Residential mortgage-backed securities – agency	$8,185	$725	$—	$—	$8,910

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other than Temporary Impairment	Fair Value
	(In thousands)
Available-for-Sale:
Obligations of U.S. Government corporations and agencies	$62,197	$502	$—	$—	$62,699
Municipal securities	19,124	591	—	—	19,715
Residential mortgage-backed securities – agency	174,114	4,906	(15)	—	179,005

	$255,435	$5,999	$(15)	$—	$261,419

Held-to-Maturity:
Residential mortgage-backed securities – agency	$8,876	$786	$—	$—	$9,662

At March 31, 2012 and December 31, 2011, all securities in an unrealized loss position had been in a loss position for less than 12 months, and result from changes in interest rates and not credit related issues.

If the fair value of a debt security is less than its amortized cost basis at the balance sheet date, management must determine if the security has an other than temporary impairment (“OTTI”). If management does not expect to recover the entire amortized cost basis of a security, an OTTI has occurred. If management’s intention is to sell the security, an OTTI has occurred. If it is more likely than not that management will be required to sell a security before the recovery of the amortized cost basis, an OTTI has occurred. The Company will recognize the full OTTI in earnings if it intends to sell a security or will more likely than not be required to sell the security. Otherwise, an OTTI will be separated into the amount representing a credit loss and the amount related to all other factors. The amount of an OTTI related to credit losses will be recognized in earnings. The amount related to other factors will be recognized in other comprehensive income, net of taxes.

The Company carries its investment securities at fair value and employs valuation techniques which utilize observable inputs when those inputs are available. These observable inputs reflect assumptions market participants would use in pricing the security and are developed based on market data obtained from sources independent of the Company. Investment securities are valued using Level 2 inputs.

Also, as of March 31, 2012, management does not intend to sell the temporarily impaired securities and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost basis. Accordingly, as of December 31, 2011, management believes the impairments detailed in the table above are temporary and no impairment loss has been recognized in the Company’s Consolidated Statements of Operations.

9. Loans

Legacy loans represent existing portfolio loans prior to the Decatur First FDIC-assisted acquisition and additional loans made subsequent to the transaction. Loans outstanding, by class, are summarized as follows:

	Legacy		Decatur First Bank Acquisition
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
	(In thousands)
Commercial loans	$400,078	$403,750	$32,727	$39,209
SBA loans	98,122	105,604	777	777

Total commercial loans	498,200	509,354	33,504	39,986

Construction	90,930	89,893	17, 543	7,817
Indirect loans	896,672	836,845	—	—
Installment loans	14,815	18,215	2,850	2,115

Total consumer loans	911,487	855,060	2,850	2,115

First mortgage loans	29,742	33,094	4,850	17,218
Second mortgage loans	59,538	58,988	9,328	10,346

Total mortgage loans	89,280	92,082	14,178	27,564

Total loans	$1,589,897	$1,546,389	$68,075	$77,482

Loans held-for-sale at March 31, 2012 and December 31, 2011 are shown in the table below:

	March 31, 2012	December 31, 2011
	(In thousands)
SBA loans	$15,636	$12,942
Real estate – mortgage – residential	130,100	90,907
Indirect loans	30,000	30,000

Total	$175,736	$133,849

Nonaccrual loans, segregated by class of loans, were as follows:

	Legacy		Decatur First Bank Acquisition
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
	(In thousands)
Commercial loans	$9,250	$5,562	$6,682	$3,565
SBA loans	17,967	16,857	—	—

Total commercial loans	27,217	22,419	6,682	3,565

Construction	28,966	32,335	4,119	2,123
Indirect loans	912	1,094	—	—
Installment loans	512	508	235	63

Total consumer loans	1,424	1,602	235	63

First mortgage loans	3,839	3,158	908	521
Second mortgage loans	1,136	899	—	—

Total mortgage loans	4,975	4,057	908	521

Loans*	$62,582	$60,413	$11,944	$6,272

*	Approximately $51 million and $55 million in Legacy loan balances were past due 90 days or more at March 31, 2012 and December 31, 2011, respectively.

Loans delinquent 30-89 days and troubled debt restructured loans accruing interest, segregated by class of loans at March 31, 2012 and December 31, 2011, were as follows:

	March 31, 2012		December 31, 2011
	Accruing Delinquent 30-89 Days	Troubled Debt Restructured Loans Accruing	Accruing Delinquent 30-89 Days	Troubled Debt Restructured Loans Accruing
	(In thousands)
Commercial loans	$10,753	$6,450	$9,048	$6,450
SBA loans	3,706	—	849	—
Construction loans	2,714	932	2,498	932
Indirect loans	1,472	2,935	2,697	3,008
Installment loans	134	17	445	20
First mortgage loans	924	291	2,835	203
Second mortgage loans	321	—	507	—

Total	$20,024	$10,625	$18,879	$10,613

There was one commercial loan with a balance of $290,000 greater than 90 days delinquent and still accruing at March 31, 2012 and no such loans at December 31, 2011.

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

During the periods ended March 31, 2012 and 2011, certain loans were modified resulting in TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following table presents loans by class which were modified as TDRs that occurred during the three months ended March 31, 2012 and 2011 along with the type of modification.

	Troubled Debt Restructured During the Quarter Ended March 31, 2012		Troubled Debt Restructured During the Quarter Ended March 31, 2011
	Interest Rate	Term	Interest Rate	Term
		(In thousands)
Commercial loans	$200	$—	$—	$—
SBA loans	—	5,659	—	—
Construction	953	195	73	—
Indirect loans	—	3,015	—	—
First mortgage loans	—	291	—	—

Total	$1,153	$9,160	$73	$—

The following table presents the amount of loans which were restructured in the previous twelve months and which defaulted within the three months ended March 31, 2012.

Troubled Debt Restructured During the Twelve Months Ended March 31, 2012 and Defaulting During Three Months Ended March 31, 2012
(In thousands)
SBA loans	$11,096
Construction	216
Indirect loans	284
First mortgage loans	374

Total	$11,970

Note:	A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The Company had TDRs with a balance of $31.9 million and $23.6 million at March 31, 2012 and December 31, 2011, respectively. There were charge-offs of TDR loans of zero and $171,342 for the quarter ended March 31, 2012 and March 31, 2011, respectively. The Company is not committed to lend additional amounts as of March 31, 2012 and December 31, 2011 to customers with outstanding loans that are classified as TDRs. Charge-offs on such loans are factored into the rolling historical loss rate, which is one of the considerations used in establishing the allowance for loan losses.

Loans and allowance for loan loss individually and collectively evaluated by portfolio segment follow below:

	Three Months Ended March 31, 2012
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
		(In thousands)
Beginning balance	$9,183	$8,262	$6,040	$2,535	$1,936	$27,956
Charge-offs	(18)	(1,507)	(1,273)	(95)	—	(2,893)
Recoveries	3	140	315	11	—	469

Net Charge-offs	(15)	(1,367)	(958)	(84)	—	(2,424)
Provision for loan losses	1,805	1,621	746	247	(669)	3,750

Ending Balance	$10,973	$8,516	$5,828	$2,698	$1,267	$29,282

	Three Months Ended March 31, 2011
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
		(In thousands)
Beginning balance	$7,532	$9,286	$7,598	$2,570	$1,096	$28,082
Charge-offs	(271)	(2,501)	(1,550)	(105)	—	(4,427)
Recoveries	21	51	192	—	—	264

Net Charge-offs	(250)	(2,450)	(1,358)	(105)	—	(4,163)
Provision for loan losses	287	4,478	1,001	127	(118)	5,775

Ending Balance	$7,569	$11,314	$7,241	$2,592	$978	$29,694

	March 31, 2012
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
		(In thousands)
Individually evaluated for impairment	$2,421	$3,687	$53	$1,333	$—	$7,494
Collectively evaluated for impairment	8,728	4,829	5,575	1,365	1,267	21,764
Acquired with deteriorated credit quality	24	—	—	—	—	24

Total allowance for loan losses	$11,173	$8,516	$5,628	$2,698	$1,267	$29,282

Individually evaluated for impairment	$44,612	$36,301	$3,514	$4,930		$89,357
Collectively evaluated for impairment	453,588	54,629	907,973	84,350		1,500,540
Adjust pools accordingly	33,504	17,543	2,850	14,178		68,075

Total loans	$531,704	$108,473	$914,337	$103,458		$1,657,972

	December 31, 2011
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
		(In thousands)
Individually evaluated for impairment	$1,049	$3,481	$220	$1,054	$—	$5,804
Collectively evaluated for impairment	8,134	4,781	5,820	1,481	1,936	22,152

Total allowance for loan losses	$9,183	$8,262	$6,040	$2,535	$1,936	$27,956

Individually evaluated for impairment	$40,615	$39,911	$4,066	$4,057		$88,649
Collectively evaluated for impairment	468,739	49,982	850,994	88,025		1,457,740
Acquired with deteriorated credit quality	39,986	7,817	2,115	27,564		77,482

Total loans	$549,340	$97,710	$857,175	$119,646		$1,623,871

Impaired loans are evaluated based on the present value of expected future cash flows discounted at the loan’s original effective interest rate, or at the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. Impaired loans are specifically reviewed loans for which it is probable that the Bank will be unable to collect all amounts due according to the terms of the loan agreement. A specific valuation allowance is required to the extent that the estimated value of an impaired loan is less than the recorded investment. Large groups of smaller balance, homogeneous loans, such as consumer installment loans, and smaller balance commercial loans are collectively evaluated for impairment. Interest on impaired loans is reported on the cash basis as received when the full recovery of principal and interest is anticipated, or after full principal and interest has been recovered when collection of interest is in question.

Impaired loans, by class, are shown below.

	March 31, 2012			December 31, 2011
	Unpaid Principal	Amortized Cost(1)	Related Allowance	Unpaid Principal	Amortized Cost(1)	Related Allowance
	(In thousands)
Impaired Loans with Allowance
Commercial loans	$8,437	$8,390	$1,979	$8,726	$8,721	$860
SBA loans	4,698	2,408	442	5,916	2,798	189
Construction loans	47,100	33,411	3,687	54,967	37,399	3,481
Indirect loans	3,015	3,015	19	3,526	3,526	147
Installment loans	1,445	245	34	209	210	73
First mortgage loans	3,184	3,005	743	3,050	2,870	540
Second mortgage loans	800	756	590	927	837	514

Loans	$68,679	$51,230	$7,494	$77,321	$56,361	$5,804

	March 31, 2012			December 31, 2011
	Unpaid Principal	Amortized Cost(1)	Related Allowance	Unpaid Principal	Amortized Cost(1)	Related Allowance
	(In thousands)
Impaired Loans with No Allowance
Commercial loans	$15,007	$14,932	$—	$11,064	$11,024	$—
SBA loans	20,331	18,883	—	19,155	18,072	—
Construction loans	9,463	2,890	—	6,951	2,512	—
Indirect loans	—	—	—	—	—	—
Installment loans	265	254	—	1,534	330	—
First mortgage loans	1,108	1,107	—	343	288	—
Second mortgage loans	63	62	—	63	62	—

Loans	$46,237	$38,128	$—	$39,110	$32,288	$—

(1)	Amortized cost reflects charge-offs that have been recognized plus other amounts that have been applied to reduce net book balance.

Average impaired loans and interest income recognized, by class, are summarized below.

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash basis Interest Income Recognized on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash basis Interest Income Recognized on Impaired Loans
			(In thousands)
Commercial loans	$23,027	$80	$—	$14,040	$14	$—
SBA loans	21,060	280	3	19,338	189	—
Construction loans	37,509	72	—	65,862	106	—
Indirect loans	3,515	28	—	578	16	—
Installment loans	523	24	—	—	12	—
First mortgage loans	3,852	5	—	3,607	13	—
Second mortgage loans	845	1	—	636	—	—

	$90,331	$490	$3	$104,061	$350	$—

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

The table below shows the weighted average asset rating by class as of March 31, 2012 and December 31, 2011.

	Weighted Average Asset Rating
	March 31, 2012	December 31, 2011
Commercial loans	3.95	3.87
SBA loans	4.41	4.37
Construction loans	4.89	4.96
Indirect loans	3.01	3.01
Installment loans	3.58	3.53
First mortgage loans	3.27	3.09
Second mortgage loans	3.26	3.18

The Bank uses FICO scoring to help evaluate the likelihood borrowers will pay their credit obligations as agreed. The weighted-average FICO score for the indirect loan portfolio, included in consumer installment loans, was 744 and 742 at March 31, 2012 and December 31, 2011, respectively.

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

At March 31, 2012 and December 31, 2011, the total fair value of servicing for mortgage loans was $15.1 million and $11.6 million, respectively. The fair value of servicing for SBA loans at March 31, 2012 and December 31, 2011, was $7.1 million for both periods. To estimate the fair values of these servicing assets, consideration was given to dealer indications of market value, where applicable, as well as the results of discounted cash flow models using key assumptions and inputs for prepayment rates, credit losses, and discount rates. Carrying value of these servicing assets is shown below.

	March 31, 2012	December 31, 2011
	(In thousands)
Mortgage servicing	$15,017	$11,456
SBA servicing	5,637	5,736
Indirect servicing	525	521

	$21,179	$17,713

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

During the three months ended March 31, 2012 and 2011, the Company sold residential mortgage loans with unpaid principal balances of $297.0 million and $148.2 million, respectively on which the Company retained the related mortgage servicing rights (MSRs) and receives servicing fees. At March 31, 2012 and December 31, 2011, the approximate weighted average servicing fee was .25% of the outstanding balance of the residential mortgage loans. The weighted average coupon interest rate on the portfolio of mortgage loans serviced for others was 4.29% and 4.36% at March 31, 2012 and December 31, 2011, respectively.

The following is an analysis of the activity in the Company’s residential MSR and impairment for the quarters ended March 31, 2012 and 2011:

	Quarter Ended March 31,
	2012	2011
	(In thousands)
Residential Mortgage Servicing Rights
Beginning carrying value	$11,456	$5,495
Additions	3,251	1,808
Amortization	(797)	(218)
Net recovery/(impairment)	1,107	24

Ending carrying value	$15,017	$7,109

	Quarter Ended March 31,
	2012	2011
	(In thousands)
Residential Mortgage Servicing Impairment
Beginning balance	$2,785	$85
Additions	—	—
Recoveries	(1,107)	(24)

Ending balance	$1,678	$61

The Company uses assumptions and estimates in determining the impairment of capitalized MSRs. These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by market participants to value and bid MSRs available for sale in the market. At March 31, 2012, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the accompanying table.

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Residential Mortgage Servicing Rights
Fair Value of Residential Mortgage Servicing Rights	$15,123	$11,571
Composition of Residential Loans Serviced for Others:
Fixed-rate mortgage loans	99%	98%
Adjustable-rate mortgage loans	1%	2%
Total	100%	100%
Weighted Average Remaining Term	25.3 years	25.1 years
Prepayment Speed	14.08%	16.92%
Effect on fair value of a 10% increase	$(712)	$(286)
Effect on fair value of a 20% increase	(1,358)	(559)
Weighted Average Discount Rate	8.55%	8.55%
Effect on fair value of a 10% increase	$(451)	$(615)
Effect on fair value of a 20% increase	(874)	(1,169)

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

Information about the asset quality of mortgage loans managed by the Company is shown below.

	March 31, 2012
	Unpaid Principal	Delinquent (days)		YTD Charge-offs
		30 to 89	90+
	(In thousands)
Loan Servicing Portfolio	$1,557,170	$1,923	$1,117	$—
Mortgage Loans Held-for-Sale	130,100	—	—	—
Mortgage Loans Held-for-Investment	31,587	261	881	—

Total Residential Mortgages Serviced	$1,718,857	$2,184	$1,998	$—

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

During the three months ended March 31, 2012 and 2011, the Company sold SBA loans with unpaid principal balances of $14.2 million and $25.0 million, respectively. The Company retained the related loan servicing rights and receives servicing fees. At both March 31, 2012 and December 31, 2011, the approximate weighted average servicing fee as a percentage of the outstanding balance of the SBA loans was .89%. The weighted average coupon interest rate on the portfolio of loans serviced for others was 4.76% and 4.69% at March 31, 2012 and December 31, 2011, respectively.

The following is an analysis of the activity in the Company’s SBA loan servicing rights and impairment for the quarters ended March 31, 2012 and 2011:

	Quarter Ended March 31,
	2012	2011
	(In thousands)
SBA Loan Servicing Rights
Beginning carrying value	$5,736	$2,624
Additions	222	860
Amortization	(131)	(110)
Net recovery/(impairment)	(190)	(23)

Ending carrying value	$5,637	$3,351

	Quarter Ended March 31,
	2012	2011
	(In thousands)
SBA Servicing Rights Impairment
Beginning balance	$213	$203
Additions	214	30
Recoveries	(24)	(7)

Ending balance	$403	$226

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

The Company uses assumptions and estimates in determining the impairment of capitalized SBA loan servicing rights. These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by market participants to value and bid servicing rights available for sale in the market. At March 31, 2012, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the accompanying table.

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
SBA Loan Servicing Rights
Fair Value of SBA Servicing Rights	$7,087	$7,053
Composition of SBA Loans Serviced for Others:
Fixed-rate SBA loans	0%	0%
Adjustable-rate SBA loans	100%	100%
Total	100%	100%
Weighted Average Remaining Term	20.6 years	20.4 years
Prepayment Speed	4.71%	5.45%
Effect on fair value of a 10% increase	$(175)	$(571)
Effect on fair value of a 20% increase	(345)	(732)
Weighted Average Discount Rate	4.83%	4.83%
Effect on fair value of a 10% increase	$(179)	$(589)
Effect on fair value of a 20% increase	(348)	(766)

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

Information about the asset quality of SBA loans managed by Fidelity is shown below.

	March 31, 2012
	Unpaid Principal	Delinquent (days)		YTD Charge-offs
		30 to 89	90+
	(In thousands)
SBA Serviced for Others Portfolio	$184,517	$5,574	$2,079	$—
SBA Loans Held-for-Sale	15,636	—	—	—
SBA Loans Held-for-Investment	98,949	8,805	11,248	—

Total SBA Loans Serviced	$299,102	$14,379	$13,327	$—

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

11. Recent Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-03 “Reconsideration of Effective Control for Repurchase Agreements” which removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. This ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The adoption of this ASU did not have a material impact on its financial position and statement of income.

In May 2011, the FASB issued ASU No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs which result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs by changing the wording used to describe many of the requirements in U.S. GAAP and is generally not intended to result in a change in the application of the requirements. This ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The effect of adopting this standard did not have a material effect on the Company’s

In June 2011, the FASB issued ASU No. 2011-05 “Presentation of Comprehensive Income” which gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. This ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The adoption of this amendment changed the presentation of the Consolidated Statement of Comprehensive Income.

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations

The following analysis reviews important factors affecting our financial condition at March 31, 2012, compared to December 31, 2011, and compares the results of operations for the first quarter ended March 31, 2012 and 2011. These comments should be read in conjunction with our consolidated financial statements and accompanying notes appearing in this report and the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2011. All percentage and dollar variances noted in the following analysis are calculated from the balances presented in the accompanying consolidated financial statements.

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

These trends and events include (1) risks associated with our loan portfolio, including difficulties in maintaining quality loan growth, greater loan losses than historic levels, the risk of an insufficient allowance for loan losses, and expenses associated with managing nonperforming assets, unique risks associated with our construction and land development loans, our ability to maintain and service relationships with automobile dealers and indirect automobile loan purchasers, and our ability to profitably manage changes in our indirect automobile lending operations; (2) risks associated with adverse economic conditions, including risk of a continued stagnation in real estate values in the Atlanta, Georgia, metropolitan area and in eastern and northern Florida markets, conditions in the financial markets and economic conditions generally and the impact of efforts to address difficult market and economic conditions; a stagnant economy and its impact on operations and credit quality, the impact of a recession on our consumer loan portfolio and its potential impact on our commercial portfolio, changes in the interest rate environment and their impact on our net interest margin, and inflation; (3) risks associated with government regulation and programs, uncertainty with respect to future governmental economic and regulatory measures, new regulatory requirements imposed by the Dodd-Frank Act and the Bureau of Consumer Financial Protection, new regulatory requirements for residential mortgage loan services, the winding down of governmental emergency measures intended to stabilize the financial system, and numerous legislative proposals to further regulate the financial services industry, the impact of and adverse changes in the governmental regulatory requirements affecting us, and changes in political legislative and economic conditions; (4) the ability to maintain adequate liquidity and sources of liquidity; (5) our ability to maintain sufficient capital and to raise additional capital; (6) the accuracy and completeness of information from customers and our counterparties; (7) the effectiveness of our controls and procedures; (8) our ability to attract and retain skilled people; (9) greater competitive pressures among financial institutions in our market; (10) failure to achieve the revenue increases expected to result from our investments in our growth strategies, including our branch additions and in our transaction deposit and lending businesses; (11) the volatility and limited trading of our common stock; and (12) the impact of dilution on our common stock; (13) risks related to FDIC-assisted transactions; compliance with certain requirements under our FDIC loss share agreements; changes in national and local economic conditions resulting in higher charge-offs not covered by the FDIC loss share agreements; establish policies and procedures for processes, systems and controls to properly account for the assets subject to the loss share agreements; and (14) risks associated with technological changes and the possibility of cyber-fraud.

This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included herein and are not intended to represent a complete list of all risks and uncertainties in our business. Investors are encouraged to read the related section in our 2011 Annual Report on Form 10-K, including the “Risk Factors” set forth therein. Additional information and other factors that could affect future financial results are included in our filings with the Securities and Exchange Commission.

Results of Operations

Net Income

For the first quarter of 2012, the Company recorded net income of $5.3 million compared to net income of $1.8 million for the first quarter of 2011. Net income available to common equity was $4.5 million and $1.0 million for the quarters ended March 31, 2012 and 2011, respectively. Basic and diluted earnings per share for the first quarter of 2012 were $0.32 and $0.29, respectively, compared to $0.09 and $0.08 for the three months ended March 31, 2011. The increase in net income for the three months ended March 31, 2012, compared to the same period in 2011, was primarily due to a $2.5 million increase in net interest income, a $2.0 million decrease in provision for loan loss and a $6.0 million increase in noninterest income, somewhat offset by a $4.9 million increase in noninterest expense and a $2.1 million increase in income tax expense.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

	Year to Date
	March 31, 2012			March 31, 2011
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income:
Taxable	$1,780,480	$22,705	5.13%	$1,571,471	$21,840	5.63%
Tax-exempt(1)	4,902	49	4.02%	5,119	77	6.14%

Total loans	1,785,382	22,754	5.13%	1,576,590	21,917	5.63%
Investment securities:
Taxable	220,553	1,305	2.37%	175,378	1,391	3.17%
Tax-exempt(2)	19,103	305	6.39%	11,705	184	6.28%

Total investment securities	239,656	1,610	2.69%	187,083	1,575	3.38%
Interest-bearing deposits	34,741	18	0.21%	66,561	41	0.25%
Federal funds sold	1,009	—	—%	904	—	0.07%

Total interest-earning assets	2,060,788	$24,382	4.76%	1,831,138	$23,533	5.21%
Noninterest-earning:
Cash and due from banks	16,485			31,879
Allowance for loan losses	(28,037)			(28,346)
Premises and equipment, net	29,464			19,689
Other real estate	29,357			21,271
Other assets	107,887			84,413

Total assets	$2,215,944			$1,960,044

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand deposits	$536,982	$397	0.30%	$415,771	$688	0.67%
Savings deposits	377,187	292	0.31%	407,759	1,121	1.11%
Time deposits	663,513	2,318	1.41%	615,735	2,723	1.79%

Total interest-bearing deposits	1,577,682	3,007	0.77%	1,439,265	4,532	1.28%
Federal funds purchased	473	1	0.85%	—	—	—%
Securities sold under agreements to repurchase	16,057	9	0.23%	26,683	166	2.53%
Other short-term borrowings	37,577	164	1.76%	1,000	9	3.70%
Subordinated debt	67,527	1,139	6.78%	67,527	1,121	6.73%
Long-term debt	47,005	287	2.46%	74,000	445	2.44%

Total interest-bearing liabilities	1,746,321	4,607	1.06%	1,608,475	6,273	1.58%
Noninterest-bearing:
Demand deposits	266,116			188,386
Other liabilities	34,756			22,254
Shareholders’ equity	168,751			140,659

Total liabilities and shareholders’ equity	$2,215,944			$1,960,044

Net interest income/spread		$19,775	3.70%		$17,260	3.63%

Net interest margin			3.86%			3.82%

(1)	Interest income includes the effect of taxable equivalent adjustment for 2012 and 2011 of $16 and $26, respectively.
(2)	Interest income includes the effect of taxable-equivalent adjustment for 2012 and 2011 of $104 and $62, respectively.

Net interest income for the three months ended March 31, 2012, increased $2.5 million or 14.6% to $19.7 million compared to the same period in 2011. Net interest margin increased 4 basis points to 3.86% in the first quarter of 2012, compared to 3.82% in the same period in 2011 from the combination of a decrease in the cost of interest-bearing liabilities and an increase in the average balance of interest-earning assets. Excluding the accretion of the loan discount the net interest margin would have decreased to 3.72%.

The cost of funds on total interest bearing liabilities decreased 52 basis points to 1.06% for the first quarter of 2012 compared to the same period in 2011 as a result of a continued reduction in deposit interest rates in response to the market and our local competition. The 52 basis points decrease in cost of funds contributed $1.9 million of the $2.5 million increase in net interest income, although it was slightly offset by a $250,000 increase in interest expense related to the $137.8 million or 8.6% increase in average interest-bearing liabilities.

The average balance of interest-earning assets increased by $229.7 million or 12.5% to $2.061 billion for the first quarter of 2012, when compared to the same period in 2011. The increase contributed $3.3 million of interest income, which was mostly offset by a decrease in the yield on interest-earning assets. The yield on interest-earning assets for the first quarter of 2012 was 4.76%, a decrease of 45 basis points when compared to the yield on interest-earning assets for the same period in 2011. This decrease equated to a $2.4 million decrease in interest income. The average balance of loans outstanding for the first quarter of 2012 increased $208.8 million or 13.2% to $1.785 billion when compared to the same period in 2011. The increase in the loan portfolio was led by the FDIC-assisted acquisition of Decatur First Bank which contributed approximately $73.0 million in average loan balances to the first quarter of 2012. Also contributing to the increase was the growth in the indirect lending portfolio due to competitive pricing in the marketplace and a general recovery of automobile sales. The yield on average loans outstanding for the quarter ended March 31, 2012 decreased 50 basis points to 5.13% when compared to the same period in 2011 as strong competition for high-quality loans continue to pervade our market. Partially offsetting the decrease in loan yields was a $52.6 million or 28.1% increase in average investment securities which yielded 2.69%. This increase in investment securities average balance was due primarily to interest-bearing deposits, which yielded only 21 basis points for the first quarter of 2012, being reinvested in higher yielding investment securities throughout 2011.

The Bank manages its net interest spread and net interest margin based primarily on its loan and deposit pricing. As part of management’s concerted effort to reduce the cost of funds on deposits, there was a shift in the mix of deposits from higher cost certificate of deposits to lower cost savings and money market accounts and noninterest-bearing demand deposits. Noninterest-bearing demand deposits increased by $77.7 million and 41.3% which compared to the same quarter prior year, a much faster increase than the 9.6% increase in interest-bearing deposits. Management will continue to review its deposit pricing in 2012 and forecasts a continued decrease to cost of funds as higher priced certificates of deposit and brokered deposits mature and reset to lower interest rates.

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

In determining the appropriate level for the allowance, management ensures that the overall allowance appropriately reflects a margin for the imprecision inherent in most estimates of the range of probable credit losses. This additional amount, if any, is reflected in the overall allowance. Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio at March 31, 2012 (see “Asset Quality”).

The provision for loan losses for the first quarter of 2012 was $3.8 million compared to $5.8 million for the same period in 2011. The year to date decrease was primarily a result of a net decrease in specific reserves as more nonperforming loans have been charged-off than additional problem loans being added and that require a specific reserve.

At date of acquisition, no allowance for loan losses was recorded on the covered loans acquired under the loss share agreements with the FDIC because these loans were recorded at fair value. On an ongoing basis, the Company re-evaluates the cash flows expected to be collected on the covered loans based on updates of assumptions regarding default rates, loss severities, and other factors that are reflective of current market conditions and, based upon those evaluations, will determine if additional provision expense is required for the covered loans. Fidelity has evaluated the recorded investment of the covered loans and has compared actual losses to estimated losses and has determined that an additional allowance for loan losses was necessary for these covered loans as of March 31, 2012. Approximately $94,000 of provision expense was recorded during the first quarter of 2012 for these covered loans as a result of $70,000 of charge-offs that exceeded the Company’s initial loss expectations and a $24,000 allowance for loan losses.

The following schedule summarizes changes in the allowance for loan losses for the periods indicated:

	Three Months Ended March 31,		Year Ended December 31, 2011
	2012	2011
	(Dollars in thousands)
Balance at beginning of period	$27,956	$28,082	$28,082
Net charge-offs:
Commercial, financial and agricultural	18	86	675
SBA	(3)	164	1,329
Real estate-construction	1,367	2,450	12,898
Real estate-mortgage	—	105	760
Consumer installment	1,042	1,358	4,789

Total net charge-offs	2,424	4,163	20,451

Provision for loan losses	3,750	5,775	20,325

Balance at end of period	$29,282	$29,694	$27,956

Annualized ratio of net charge-offs to average loans	0.59%	1.19%	1.72%

Allowance for loan losses as a percentage of loans at end of period	1.77%	2.07%	1.38%

Allowance for loan losses as a percentage of loans, excluding covered loans	1.84%	2.07%	1.81%

Net charge-offs for the first quarter of 2012 totaled $2.4 million, down from $4.2 million of net charge-offs recorded in the first quarter of 2011. The net charge-offs for the first quarter of 2012 were made up of $1.4 million of real estate construction and $1.0 million of consumer installment, down from net charge-offs of $2.5 million and $1.4 million, respectively, recorded on these loan classes during the same quarter of 2011.

Noninterest Income

Noninterest income for the first quarter of 2012 was $17.7 million compared to $11.7 million for the same period in 2011, an increase of $6.0 million for the three month period. The increase is the result of an increase in mortgage banking activities. Income from mortgage banking activities increased $6.1 million to $12.1 million for the quarter ended March 31, 2012 compared to the same period in 2011, an increase of 102.8%. The increase was driven by a 101% increase in the pipeline which exceeded $330 million at March 31, 2012; total funded loan volume of over $400 million an 89% increase compared to the same quarter in 2011; and a $1.1 million MSR impairment recovery recorded in the first quarter of 2012. Historically low interest rates and an increase in origination staff contributed to the increase in both the pipeline and funding volume. Mortgage servicing rights (MSR) values can be highly impacted by fluctuation in market interest rates and global financial market uncertainty. During periods of economic uncertainty this can result in projected declining interest rates. A significant enough decline can result in an impairment of MSR value primarily as a result of increase underlying loan prepayments. As the markets stabilize and/or rates increase, the level of prepayments assumed decrease resulting in increased servicing values which can result in an impairment recovery.

Noninterest Expense

Noninterest expense was $25.4 million for the first quarter of 2012, compared to $20.5 million for the same period in 2011, an increase of $4.9 or 23.9%. The increase was a result of higher salaries and employee benefits which increase $4.0 million and 37.0% due to higher commission expense related to the increased mortgage banking volume and increased personnel from the Decatur First Bank acquisition. Also contributing to the increase in noninterest expense was a $950,000 and 79.6% increase in professional service fees, of which $119,000 were attributable to the acquisition and systems conversion of Decatur First Bank. Partially offsetting these increases was a $721,000 or 29.3% decrease in ORE expenses, due primarily to declining balances and lower ORE writedowns. In total, ORE balances decreased $4.8 million or 15.7% during the quarter. Excluding covered assets, ORE balances declined $1.9 million or 8.8% during the quarter. Details of ORE expense are presented below.

	Three Months Ended March 31,
	2012		2011
	$	%	$	%
	(Dollars in thousands)
Writedown of ORE	$947	54.5%	$1,600	65.1%
ORE real property taxes	208	12.0	129	5.2
Foreclosure expense	225	13.0	468	19.0
ORE misc. expense	357	20.5	261	10.7

Other real estate expense	$1,737	100.0%	$2,458	100.0%

Provision for Income Taxes

The provision for income taxes for the first quarter of 2012 was $2.9 million, compared to $766,000 for the same period in 2011. The increase in income tax expense for the first quarter of 2012 was the result of an increase in taxable income.

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

Four sources of taxable income are considered in determining whether a valuation allowance is required: taxable income in prior years, future reversals of existing taxable temporary differences, tax planning strategies and future taxable income. Management has concluded that it will more likely than not realize the benefit of its net DTA as of March 31, 2012. Management believes that sufficient taxable income will be present in near term future periods to fully realize these net DTAs.

Financial Condition

Total assets were $2.215 billion at March 31, 2012, compared to $2.235 billion at December 31, 2011, a decrease of $19.6 million, or 0.9%. This decrease was due to a $77.8 million decrease in investments available-for-sale and an $18.7 million decrease in cash and cash equivalents, somewhat offset by a $32.8 million increase in net loans and a $41.9 million increase in loans held-for-sale.

Loans increased $34.1 million or 2.1% to $1.658 billion at March 31, 2012, compared to $1.624 billion at December 31, 2011. The increase in loans was primarily the result of a $60.9 million increase in indirect automobile loans as the Bank grew its indirect automobile loan portfolio by expanding its lending area. Somewhat offsetting this increase was a decrease in commercial loans of $17.6 million or 3.2%. As the slow commercial real estate market continued during the first three months of 2012, demand for commercial mortgage loans continued to be limited.

Loans held-for-sale increased $41.9 million or 31.3% to $175.7 million at March 31, 2012, compared to December 31, 2011. The increase was due primarily to an increase in mortgage loans held-for-sale as a result of increased originations from an increased number of loan originators.

Total loan production and loans sold are detailed in the table below.

	Three months Ended March 31,		Year ended December 31,
	2012	2011	2011	2010	2009
	(In thousands)
Loans Originated	$689,992	$486,099	$2,492,439	$2,209,238	$1,635,580

Loans Sold	$391,028	$356,295	$1,446,025	$1,245,659	$818,968

Also, $51.8 million of cash inflows from calls, maturities and paydowns were used to fund loan growth as opposed to being reinvested in investment securities. Investment securities available-for-sale decreased $77.8 million or 29.8% to $183.6 million at March 31, 2012, compared to December 31, 2011.

Cash and cash equivalents decreased $18.7 million or 32.6% to $38.6 million at March 31, 2012, compared to December 31, 2011. This balance varies with the Bank’s liquidity needs and is influenced by scheduled loan closings, investment purchases, timing of customer deposits, and loan sales.

Asset Quality

The following schedule summarizes our asset quality at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Including Covered Assets	Excluding Covered Assets	Including Covered Assets	Excluding Covered Assets	March 31, 2011
		(Dollars in thousands)
Nonaccrual loans	$74,526	$62,582	$66,685	$60,413	$72,515
Other real estate owned	25,729	18,841	30,526	21,058	18,383
Repossessions	966	966	1,423	1,423	1,438

Total nonperforming assets	$101,221	$82,389	$98,634	$82,894	$92,336

Total classified assets (1)	$117,898	$110,586	$119,569	$112,244	$126,842

SBA guaranteed loans included in classified assets	$8,040	$8,040	$5,216	$5,216	$4,502

Loans past due 90 days, still accruing	$290	$290	$116	$116	$—

Ratio of nonperforming assets to total loans, ORE, and repossessions	6.01%	5.11%	5.96%	5.28%	6.36%

Ratio of allowance for loan losses to loans	1.76%	1.84%	1.72%	1.81%	2.07%

Classified assets to Tier 1 capital +allowance for loan losses	50.34%	47.22%	52.68%	49.45%	58.03%

(1)	Classified covered assets are presented net of the 80% loss share agreement with the FDIC.

The $62.6 million in nonaccrual loans at March 31, 2012, included $29.0 million in residential construction related loans, $27.2 million in commercial and SBA loans and $6.4 million in retail and consumer loans. Of the $29.0 million in residential construction related loans on nonaccrual, $9.1 million was related to single family construction loans with completed homes and homes in various stages of completion, and $19.9 million was related to single family developed lots.

The $18.8 million in other real estate excluding covered loans at March 31, 2012, was made up of 14 commercial properties with a balance of $6.9 million and the remainder were residential construction related balances which consisted of $3.3 million in 39 residential single family homes completed or substantially completed, $6.9 million in 516 single family developed lots, and $1.7 million in nine parcels of undeveloped land.

The Bank makes standard representations and warranties in the normal course of selling mortgage loans in the secondary market. We have not experienced any material repurchase requests as a result of these obligations related to the representations and warranties. The Bank does not securitize the mortgages it originates.

Deposits

	March 31, 2012		December 31, 2011
	$	%	$	%
	(Dollars in millions)
Core deposits(1)	$1,546.0	82.7%	$1,523.0	81.4%
Time deposits greater than $100,000	313.2	16.8	329.3	17.6
Brokered deposits	9.2	0.5	19.2	1.0

Total deposits	$1,868.4	100.0%	$1,871.5	100.0%

(1)	Core deposits include noninterest-bearing demand, money market and interest-bearing demand, savings deposits, and time deposits less than $100,000.

Total deposits at March 31, 2012, were $1.868 billion compared to $1.872 billion at December 31, 2011. Time deposits greater than $100,000 decreased $16.0 million or 4.8% to $313.2 million. Noninterest-bearing demand deposits increased $21.0 million or 7.8% to $290.6 million. Interest-bearing demand deposits decreased $24.2 million or 1.5% to $157.8 million. Noninterest-bearing demand accounts increased and interest-bearing deposits decreased as management worked to move customers to cheaper deposit products to improve the net interest margin and lower the total cost of funds.

Other Long-Term Debt

Other long-term debt decreased $25 million or 47.6% to $27.5 million at March 31, 2012, compared to $52.5 million at December 31, 2011. The decrease is a result of the reclassification of three FHLB advances totaling $25 million from long-term borrowings to short-term borrowings. A $5.0 million 2.40% FHLB advance maturing March 12, 2013, a $5 million 2.79% FHLB advance maturing March 12, 2013, and a $15.0 million 2.90% FHLB advance maturing March 11, 2013 were reclassified during the first three months of 2012.

	March 31, 2012	December 31, 2011
	(In thousands)
FHLB three year Fixed Rate Advance with interest at 1.76% maturing July 16, 2013	$25,000	$25,000

FHLB five year European Convertible Advance with interest at 2.395% maturing March 12, 2013, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of two years	—	$5,000

FHLB five year European Convertible Advance with interest at 2.79% maturing March 12, 2013, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of two years	—	$5,000

FHLB five year European Convertible Advance with interest at 2.40% maturing April 3, 2013, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of two years	2,500	2,500

FHLB four year Fixed Rate Credit Advance with interest at 2.90% maturing March 11, 2013	—	15,000

Total long-term debt	$27,500	$52,500

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

In addition to the ability to increase brokered deposits and retail deposits, as of March 31, 2012, we had the following sources of available unused liquidity:

March 31, 2012
(In thousands)
Unpledged securities	$33,537
FHLB advances	26,835
FRB lines	261,505
Unsecured Federal funds lines	67,000
Additional FRB line based on eligible but unpledged collateral	436,772

Total sources of available unused liquidity	$825,649

The Company’s net liquid asset ratio, defined as federal funds sold, investments maturing within 30 days, unpledged securities, available unsecured federal funds lines of credit, FHLB borrowing capacity and available brokered certificates of deposit divided by total assets was 19.52% at March 31, 2012, 21.0% at December 31, 2011 and 23.3% at March 31, 2011.

Shareholders’ Equity

Shareholders’ equity was $171.9 million at March 31, 2012, and $167.3 million at December 31, 2011. The increase in shareholders’ equity in the first three months of 2012 was primarily the result of net income offset by preferred dividends paid during the first quarter of 2012.

At March 31, 2012 and December 31, 2011, the Company exceeded all minimum capital ratios required by the FRB, as reflected in the following schedule:

Capital Ratios:	FRB Minimum Capital Ratio	March 31, 2012	December 31, 2011
Leverage	4.00%	10.04%	9.83%
Risk-Based Capital
Tier I	4.00	11.91	11.85
Total	8.00	13.66	13.70

The following table sets forth the capital requirements for the Bank under FDIC regulations and the Bank’s capital ratios at March 31, 2012 and December 31, 2011, respectively:

Capital Ratios:	FDIC Regulations Well Capitalized	March 31, 2012	December 31, 2011
Leverage	5.00%	9.25%	9.08%
Risk-Based Capital
Tier I	6.00	10.97	10.93
Total	10.00	12.76	12.73

On October 14, 2008, the U.S. Treasury announced the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (the “Program”). On December 19, 2008, as part of the Program, Fidelity entered into a Letter Agreement (“Letter Agreement”) and a Securities Purchase Agreement – Standard Terms with the Treasury, pursuant to which Fidelity agreed to issue and sell, and the Treasury agreed to purchase (1) 48,200 shares of Fidelity’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and (2) a ten-year warrant to purchase up to 2,266,458 shares of the Company’s common stock at an exercise price of $3.19 per share, for an aggregate purchase price of $48.2 million in cash. Pursuant to the terms of the Letter Agreement, as long as the preferred shares are outstanding, dividends are prohibited on shares of our common stock until all accrued and unpaid dividends are paid on the preferred shares, subject to certain limited exceptions.

In April 2012, the Company declared one stock dividend for every 60 shares owned. Basic and diluted earnings per share for prior years have been retroactively adjusted to reflect this stock dividend although there were no changes in basic or diluted EPS from what was previously reported. Future dividends will require a quarterly review of current and projected earnings for the remainder of 2012 in relation to capital requirements prior to the determination of the dividend, and be subject to regulatory restrictions under applicable law.

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

The interest rate sensitivity structure within our balance sheet at March 31, 2012, indicated a cumulative net interest sensitivity asset gap of 13.24% when projecting out six months. When projecting forward one year, there was a cumulative net interest sensitivity asset gap of 6.10%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. Our policy states that the cumulative gap at six months and one year should generally not exceed 15% and 10%, respectively. The Bank was within established tolerances at March 31, 2012.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to claims and lawsuits arising in the course of normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of March 31, 2012, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors

While the Company attempts to identify, manage, and mitigate risks and uncertainties associated with its business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our cash flows, results of operations, and financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December  31, 2011.

Item 6. Exhibits

(a) Exhibits. The following exhibits are filed as part of this Report.

3(a)	Amended and Restated Articles of Incorporation of Fidelity Southern Corporation, as amended effective December 16, 2008 (incorporated by reference from Exhibit 3(a) to Fidelity Southern Corporation’s Form 10-K filed March 16, 2009)

3(b)	Articles of Amendment to the Articles of Incorporation of Fidelity Southern Corporation (incorporated by reference from Exhibit 3.1 to Fidelity Southern Corporation’s Form 8-K filed November 18, 2010)

3(c)	Bylaws of Fidelity Southern Corporation, as amended (incorporated by reference from Exhibit 3(b) to Fidelity Southern Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

3(d)	Amendment to Bylaws of Fidelity Southern Corporation (incorporated by reference from Exhibit 3.2 to Fidelity Southern Corporation’s Form 8-K filed November 18, 2 010)

4(a)	See Exhibits 3(a) and 3(b) for provisions of the Amended and Restated Articles of Incorporation, as amended, and Bylaws, which define the rights of the shareholders.

4(b)	Tax Benefits Preservation Plan dated as of November 19, 2010 between Fidelity Southern Corporation and Mellon Investor Services LLC as Rights Agent (incorporated by reference from Exhibit 4.1 to Fidelity Southern Corporation’s form 8-K filed November 18, 2010)

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Fidelity Southern Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (extensible Business Reporting language) (i) the Financial Statements (unaudited) and related notes to the financial statements (unaudited) (Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in this Exhibit is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY SOUTHERN CORPORATION
(Registrant)

Date: May 14, 2012	BY:	/s/ JAMES B. MILLER, JR.
James B. Miller, Jr.
Chief Executive Officer

Date: May 14, 2012	BY:	/s/ STEPHEN H. BROLLY
Stephen H. Brolly
Chief Financial Officer