Form 10-Q
period 2012-06-30
FIDELITY SOUTHERN CORP
filed 2012-08-14
CIK 822662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarter ended June 30, 2012

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

As of August 6, 2012 (the most recent practicable date), the Registrant had outstanding approximately 14,047,161 shares of Common Stock.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

Report on Form 10-Q

June 30, 2012

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2012	December 31, 2011
	(Dollars in thousands)
Assets
Cash and due from banks	$35,959	$53,380
Interest-bearing deposits with banks	833	1,493
Federal funds sold	1,541	2,411

Cash and cash equivalents	38,333	57,284
Investment securities available-for-sale (amortized cost of $186,990 and $255,435 at June 30, 2012 and December 31, 2011, respectively)	193,251	261,419
Investment securities held-to-maturity (fair value of $8,136 and $9,662 at June 30, 2012 and December 31, 2011, respectively)	7,471	8,876
Investment in FHLB stock	8,185	7,582
Loans held-for-sale (loans at fair value: $164,144 at June 30, 2012; $90,907 at December 31, 2011)	214,335	133,849
Loans	1,746,204	1,623,871
Allowance for loan losses	(27,205)	(27,956)

Loans, net of allowance for loan losses	1,718,999	1,595,915
FDIC indemnification asset	44,667	12,279
Premises and equipment, net	35,949	28,909
Other real estate, net	42,727	30,526
Accrued interest receivable	8,432	9,015
Bank owned life insurance	32,091	31,490
Deferred tax asset, net	18,299	16,224
Other assets	53,016	41,427

Total Assets	$2,415,755	$2,234,795

Liabilities
Deposits:
Noninterest-bearing demand deposits	$345,063	$269,590
Interest-bearing deposits:
Demand and money market	618,269	526,962
Savings	338,983	389,246
Time deposits, $100,000 and over	343,570	329,164
Other time deposits	332,185	337,350
Brokered deposits	9,204	19,204

Total deposits	1,987,274	1,871,516
Short-term borrowings	131,218	53,081
Subordinated debt	67,527	67,527
Other long-term debt	25,000	52,500
Accrued interest payable	2,231	2,535
Other liabilities	23,596	20,356

Total Liabilities	2,236,846	2,067,515

Shareholders’ Equity
Preferred stock, no par value. Authorized 10,000,000; 48,200 shares issued and outstanding.	46,902	46,461
Common stock, no par value. Authorized 50,000,000; issued and outstanding 14,269,694 and 13,778,071 at June 30, 2012 and December 31, 2011.	77,055	74,219
Accumulated other comprehensive gain, net of tax	3,882	3,710
Retained earnings	51,070	42,890

Total shareholders’ equity	178,909	167,280

Total Liabilities and Shareholders’ Equity	$2,415,755	$2,234,795

See accompanying notes to consolidated financial statements

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)
Interest income
Loans, including fees	$45,640	$43,044	$22,902	$21,153
Investment securities	2,695	3,402	1,189	1,889
Federal funds sold and bank deposits	22	90	4	49

Total interest income	48,357	46,536	24,095	23,091

Interest expense
Deposits	5,665	8,980	2,658	4,448
Short-term borrowings	427	344	253	169
Subordinated debt	2,271	2,243	1,132	1,122
Other long-term debt	439	752	152	307

Total interest expense	8,802	12,319	4,195	6,046

Net interest income	39,555	34,217	19,900	17,045
Provision for loan losses	4,700	10,625	950	4,850

Net interest income after provision for loan losses	34,855	23,592	18,950	12,195

Noninterest income
Service charges on deposit accounts	2,313	1,972	1,180	1,015
Other fees and charges	1,636	1,253	852	672
Mortgage banking activities	22,924	11,443	10,840	5,484
Indirect lending activities	2,773	2,710	1,610	1,524
SBA lending activities	2,122	5,836	1,269	3,604
Bank owned life insurance	654	653	332	333
Securities gains	303	1,078	–	1,078
Other	1,964	835	951	384

Total noninterest income	34,689	25,780	17,034	14,094

Noninterest expense
Salaries and employee benefits	30,174	22,463	15,325	11,641
Furniture and equipment	1,971	1,543	994	791
Net occupancy	2,490	2,295	1,280	1,160
Communication	1,260	1,095	641	532
Professional and other services	4,222	2,645	2,081	1,453
Cost of operation of other real estate	3,439	4,251	1,702	1,793
FDIC insurance premiums	945	1,708	474	806
Other	6,918	5,358	3,572	2,707

Total noninterest expense	51,419	41,358	26,069	20,883

Income before income tax expense	18,125	8,014	9,915	5,406
Income tax expense	6,405	2,558	3,511	1,792

Net income	11,720	5,456	6,404	3,614
Preferred stock dividends and discount accretion	(1,646)	(1,646)	(823)	(823)

Net income available to common equity	$10,074	$3,810	$5,581	$2,791

Earnings per share:
Basic earnings per share	$0.71	$0.32	$0.39	$0.23
Diluted earnings per share	$0.64	$0.28	$0.35	$0.20

Net income	$11,720	$5,456	$6,404	$3,614
Other comprehensive income, net of tax	172	822	581	1,085

Comprehensive income	$11,892	$6,338	$6,985	$4,699

Weighted average common shares outstanding-basic	14,183,895	11,840,754	14,244,109	12,295,807

Weighted average common shares outstanding-diluted	15,809,352	13,448,640	15,987,940	13,861,380

See accompanying notes to consolidated financial statements

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Preferred Stock		Common Stock		Accumulated Other Comprehensive Income Net of Tax	Retained Earnings	Total

	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 31, 2010	48	$45,578	11,508	$57,542	$458	$36,933	$140,511
Comprehensive income:
Net income	—	—	—	—	—	5,456	5,456
Other comprehensive income, net	—	—	—	—	822	—	822

Comprehensive income	—	—	—	—	—	—	6,278
Common stock issued and share-based compensation under:
Employee benefit plans	—	—	8	174	—	—	174
Dividend reinvestment plan	—	—	10	72	—	—	72
Stock issuance	—	—	2,167	14,011	—	—	14,011
Accretion of discount on preferred stock	—	442	—	—	—	(442)	—
Preferred stock dividend	—	—	—	—	—	(1,204)	(1,204)
Common stock dividend	—	—	—	418	—	(418)	—
Cash paid for fractional shares	—	—	—	—	—	(4)	(4)

Balance at June 30, 2011	48	$46,020	13,693	$72,217	$1,280	$40,321	$159,838

Balance at December 31, 2011	48	$46,461	13,778	$74,219	$3,710	$42,890	$167,280
Comprehensive income:
Net income	—	—	—	—	—	11,720	11,720
Other comprehensive income, net	—	—	—	—	172	—	172

Comprehensive income	—	—	—	—	—	—	11,892
Common stock issued and share-based compensation under:
Employee benefit plans	—	—	71	532	—	—	532
Dividend reinvestment plan	—	—	13	102	—	—	102
Stock issuance – restricted stock	—	—	400	315	—	—	315
Accretion of discount on preferred stock	—	441	—	—	—	(441)	—
Preferred stock dividend	—	—	—	—	—	(1,205)	(1,205)
Common stock dividend	—	—	8	1,887	—	(1,887)	—
Cash paid for fractional shares	—	—	—	—	—	(7)	(7)

Balance at June 30, 2012	48	$46,902	14,270	$77,055	$3,882	$51,070	$178,909

See accompanying notes to consolidated financial statements

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Operating Activities
Net income	$11,720	$5,456
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	4,700	10,625
Depreciation and amortization of premises and equipment	1,216	1,003
Other amortization	57	1,338
Reserve for impairment of other real estate	2,085	2,688
Share-based compensation	338	119
Gain on loan sales	(7,407)	(16,408)
Gain on sales of other real estate	(1,439)	(1,078)
Increase in cash value of bank owned life insurance	(601)	(329)
Gain on investment security sales	(303)	(603)
Net increase in deferred income taxes	(2,429)	(1,060)
Net increase in FDIC indemnification asset	2,298	—
Changes in assets and liabilities which provided (used) cash:
Net (decrease) increase from sales of loans	(61,657)	136,198
Accrued interest receivable	583	286
Other assets	(6,900)	(1,006)
Accrued interest payable	(304)	(287)
Other liabilities	3,017	4,366

Net cash (used in) provided by operating activities	(55,026)	141,308
Investing Activities
Purchases of investment securities available-for-sale	(14,090)	(83,769)
Proceeds from sales of investment securities available-for-sale	25,688	32,781
Maturities and calls of investment securities held-to-maturity	1,793	3,545
Maturities and calls of investment securities available-for-sale	75,729	42,654
Purchase of investment in FHLB stock	(992)	86
Net increase in loans	(95,537)	(75,278)
Purchases of premises and equipment	(5,570)	(2,647)
Proceeds from acquisition	14,900	—
Net increase in cash from acquisition	14,817	—

Net cash (used in) provided by investing activities	16,738	(82,628)
Financing Activities
Net increase in transactional accounts	67,542	45,304
Net (decrease) increase in time deposits	(98,241)	49,852
Net increase (decrease) in borrowings	50,637	(19,526)
Common stock dividends paid, in lieu of fractional shares	(7)	(4)
Proceeds from the issuance of common stock	611	14,139
Preferred stock dividends paid	(1,205)	(1,205)

Net cash provided by financing activities	19,337	88,560

Net (decrease) increase in cash and cash equivalents	(18,951)	147,240
Cash and cash equivalents, beginning of period	57,284	47,759

Cash and cash equivalents, end of period	$38,333	$194,999

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,106	$12,606

Income taxes	$5,152	$6,455

Acquisition of Security Exchange Bank
Assets acquired	$116,862	—

Liabilities assumed	$146,579	—

Non-cash transfers to other real estate	$12,180	$11,085

Accretion on U.S. Treasury preferred stock	$441	$442

Loans transferred from held-for-sale	$—	$1,586

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2012

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

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods covered by the statements of income. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of mortgage loans held-for-sale, the calculations of and the amortization of capitalized servicing rights, the valuation of net deferred income taxes, intangible assets and other purchase accounting related adjustments, benefit plan obligations and expenses, and the valuation of real estate or other assets acquired in connection with foreclosures or in satisfaction of loans. In addition, the actual lives of certain amortizable assets and income items are estimates subject to change. The Company principally operates in one business segment, which is community banking.

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. All such adjustments are normal recurring accruals. These reclassifications had no impact on previously reported net income, or shareholders’ equity or cash flows. The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There were no new accounting policies or changes to existing policies adopted in the first six months of 2012, which had a significant effect on the results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.

Operating results for the three and six month periods ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and Annual Report to Shareholders for the year ended December 31, 2011.

2. BUSINESS COMBINATIONS

On October 21, 2011, the Bank entered into a purchase and assumption agreement with a loss share arrangement with the Federal Deposit Insurance Corporation (“FDIC”), as receiver of Decatur First Bank (“Decatur First”), to acquire certain assets and assume substantially all of the deposits and certain liabilities in a whole-bank acquisition. The Bank received a cash payment from the FDIC of approximately $9 million to assume the net liabilities.

On June 15, 2012, the Bank entered into a purchase and assumption agreement with a loss share arrangement with the FDIC, as receiver of Security Exchange Bank (“Security Exchange”), to acquire certain assets and assume substantially all of the deposits and certain liabilities in a whole-bank acquisition. The Bank received a cash payment from the FDIC of approximately $15 million to assume the net liabilities.

The purchased assets and liabilities assumed were recorded at their estimated fair values on the date of acquisition. The estimated fair value of assets acquired, intangible assets and the cash payment received from the FDIC exceeded the estimated fair value of the liabilities assumed, resulting in a pretax gain of $1.7 million for Decatur First. The fair value adjustments for the acquisition of Security Exchange are estimates based on management’s preliminary assessment of fair value. The acquisition will be accounted for as a business combination under the acquisition method of accounting. The determination of the value of the purchase price is dependent upon certain valuation studies that are not yet final. The final allocation will be determined subsequent to the acquisition and is subject to further adjustments as additional information becomes available and as final analyses are performed. The valuation analysis is being done by an independent third party and will be used by management to determine the required purchase accounting adjustments. The independent third party valuation analysis is expected to be completed in the third quarter of 2012.

Certain loans and other real estate acquired in the FDIC-assisted transactions of Decatur First Bank and Security Exchange Bank (collectively referred to as covered assets) acquired are covered by Loss Share Agreements (“Loss Share Agreements”) between the Bank and the FDIC which affords the Bank significant protection against future losses. Under the Loss Share Agreements, the FDIC has agreed to reimburse us for 80% of all losses incurred in connection with those covered assets for a period of five years for commercial loans and with the Loss Share Agreements for Decatur First, the FDIC has agreed to reimburse us for 80% of all losses incurred in connection with those covered assets for a period of 10 years for residential mortgage loans. There were no residential mortgage loans included in the Loss Share Agreement for Security Exchange. New loans made after the date of the transaction are not covered by the provisions of the Loss Share Agreements. The Bank acquired other assets that are not covered by the Loss Share Agreements, including investment securities purchased at fair market value and other assets. The acquired assets and liabilities, as well as adjustments to record the assets and liabilities at fair value, are presented in the following tables.

	As Recorded by FDIC/Decatur First	Fair Value Adjustments	As Recorded by Fidelity
	(In thousands)
Assets
Cash and due from banks	$33,676	$—	$33,676
Investment securities	42,724	—	42,724
Covered loans	94,730	(15,306)	79,424
Loss share receivable	—	12,279	12,279
Core deposit intangible	—	1,002	1,002
Covered other real estate	14,426	(4,961)	9,465
Other assets	3,545	(594)	2,951

Total assets acquired	$189,101	$(7,580)	$181,521

Liabilities
Deposits	$169,927	$—	$169,927
FHLB advances	10,000	302	10,302
Other liabilities	182	177	359

Total liabilities assumed	$180,109	$479	$180,588

	As Recorded by FDIC/Security Exchange	Preliminary Fair Value Adjustments (1)	As Recorded by Fidelity
	(In thousands)
Assets
Cash and due from banks	$29,717	$—	$29,717
Investment securities	18,579	—	18,579
Covered loans	65,029	(20,603)	44,426
Loss share receivable	—	34,686	34,686
Core deposit intangible	—	237	237
Covered other real estate	44,852	(32,762)	12,090
Other assets	7,698	(854)	6,844

Total assets acquired	$165,875	$(19,296)	$146,579

Liabilities
Deposits	$146,457	$—	$146,457
Other liabilities	122	—	122

Total liabilities assumed	$146,579	$—	$146,579

(1)

The fair value adjustments above for the acquisition of Security Exchange are estimates based on management’s preliminary assessment of fair value. The acquisition will be accounted for as a business combination under the acquisition method of accounting. The determination of the value of the purchase price is dependent upon certain valuation studies that are not yet final. The final allocation will be determined subsequent to the acquisition and is subject to further adjustments as additional information becomes available and as final analyses are performed. The valuation analysis is being done by an independent third party and will be used by management to determine the required purchase accounting adjustments. The independent third party valuation analysis is expected to be completed in the third quarter of 2012.

The Loss Share Agreements applicable to single family residential mortgage loans provides for FDIC loss sharing and Bank reimbursement to the FDIC for ten years. The Loss Share Agreements applicable to commercial loans provides for FDIC loss sharing for five years and Bank reimbursement to the FDIC for eight years.

The reimbursable losses from the FDIC are based on the preacquisition book value of the covered assets, as determined by the FDIC at the date of the transaction, the contractual balance of acquired unfunded commitments, and certain future net direct costs incurred in the collection and settlement process. The amount that the Bank realizes on these assets could differ materially from the carrying value that will be reflected in any financial statements, based upon the timing and amount of collections and recoveries on the covered assets in future periods. Because the FDIC will reimburse the Bank for 80% of losses incurred on the covered assets, an indemnification asset (FDIC indemnification asset) was recorded at fair value at the acquisition date. The loss share agreements on the acquisition date reflect the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties. This asset is adjusted quarterly based on expected losses, the carrying value of the indemnification asset at June 30, 2012 was $44.7 million compared to $12.3 million at December 31, 2011.

The loss share agreements continue to be measured on the same basis as the related indemnified loans. Deterioration in credit quality of the loans (recorded as an adjustment to the Allowance for Loan Losses) or declines in the fair value of other real estate owned would immediately increase the basis of the indemnification asset, with the offset recorded through the Consolidated Statements of Comprehensive Income in noninterest income. Improvements in the credit quality or expected loan cash flows (reflected as an adjustment to yield) result in a decrease in the fair value of the FDIC indemnification asset, with the decrease being amortized into income over the same period or the life of the loss share agreements, whichever is shorter. Initial fair value accounting incorporates into the fair value of the indemnification asset an element of the time value of money, which is accreted back into income over the life of the loss share agreements. A summary of activity for the FDIC indemnification asset for the six-months ended June 30, 2012 is presented below:

June 30, 2012
(In thousands)
Indemnification Asset
Balance at January 1, 2012	$12,279
Adjustments:
Accretion income, FDIC indemnification asset	267
Additional estimated covered losses	864
Loss share remittances	(3,429)
Additional indemnification receivable	34,686

Balance at June 30, 2012	$44,667

3. EARNINGS PER SHARE

Basic earnings per share (“EPS”), is computed by dividing net income to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if our potential common stock, which consists of dilutive stock options and a common stock warrant, were issued. As required for entities with complex capital structures, a dual presentation of basic and diluted EPS is included on the face of the Consolidated Statements of Comprehensive Income, and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is provided in this note. Earnings per share were calculated as follows:

	For the Quarter Ended June 30,
	2012	2011
	(Dollars in thousands, except per share data)
Net income	$6,404	$3,614
Less dividends on preferred stock and accretion of discount	(823)	(823)

Net income available to common equity	$5,581	$2,791

Average common shares outstanding	13,781	11,643
Effect of stock dividends	463	653

Average common shares outstanding – basic	14,244	12,296

Dilutive stock options and warrants	1,687	1,482
Effect of stock dividends	57	83

Average common shares outstanding – dilutive	15,988	13,861

Earnings per share – basic	$0.39	$0.23
Earnings per share – dilutive	$0.35	$0.20

	For the Six Months Ended June 30,
	2012	2011
	(Dollars in thousands, except per share data)
Net income	$11,720	$5,456
Less dividends on preferred stock and accretion of discount	(1,646)	(1,646)

Net income available to common equity	$10,074	$3,810

Average common shares outstanding	13,723	11,212
Effect of stock dividends	461	629

Average common shares outstanding – basic	14,184	11,841

Dilutive stock options and warrants	1,573	1,522
Effect of stock dividends	53	85

Average common shares outstanding – dilutive	15,810	13,448

Earnings per share – basic	$0.71	$0.32
Earnings per share – dilutive	$0.64	$0.28

Average number of shares for the three and six month periods ended June 30, 2012 and 2011 includes participating securities related to unvested restricted stock awards. For the three and six month periods ended, there were 116,905 in common stock options with an average exercise price of $8.08 at June 30, 2012, and 150,907 in options with an average price of $18.37 at June 30, 2011, which would have been included in the calculation of dilutive earnings per share except that to do so would have an anti-dilutive impact on earnings per share.

4. CONTINGENCIES

Due to the nature of their activities, the Company and its subsidiaries are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of June 30, 2012. While it is difficult to predict or determine the outcome of these proceedings, it is the opinion of management, after consultation with its legal counsel, that the ultimate liabilities, if any, will not have a material adverse impact on the Company’s consolidated results of operations, financial position, or cash flows.

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

The Fidelity Southern Corporation Equity Incentive Plan (the “2006 Incentive Plan”), as amended, permits the grant of stock options, stock appreciation rights, restricted stock and other incentive awards (“Incentive Awards”). Pursuant to an amendment to the Plan adopted by the shareholders on April 26, 2012, the maximum number of shares of the Company’s common stock that may be issued under the 2006 Incentive Plan is 5,000,000 shares, all of which may be stock options. Generally, no award shall be exercisable or become vested or payable more than 10 years after the date of grant. Options granted under the 2006 Incentive Plan have four year terms and become fully exercisable at the end of three years of continued employment. Incentive awards available under the 2006 Incentive Plan totaled 3,960,459 shares at June 30, 2012. On January 19, 2012, a total of 95,000 options were granted under the 2006 Incentive Plan at a grant date exercise price of $6.15 per share.

A summary of option activity as of June 30, 2012, and changes during the six month period then ended is presented below:

	Number of share options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding at January 1, 2012	370,905	$5.30
Granted	95,000	6.15
Exercised	1,000	4.60
Forfeited	—	—

Outstanding at June 30, 2012	464,905	5.47	1.7 years	1,615,746

Exercisable at June 30, 2012	369,905	5.30	1.0 years	1,349,746

In the six months ended June 30, 2012, FSC granted 400,000 restricted shares of common stock under the 2006 Equity Incentive Plan to certain employees. The restricted stock was granted at $6.15 per share, which was the market price of the stock at the grant date. 350,000 shares of the restricted stock granted will vest 20% each year over the next five years, while 50,000 shares will vest 40% after two years and then 20% per year through five years. All current year restricted stock grants will be fully vested after January 19, 2017. At June 30, 2012, there was $2.2 million in remaining unrecognized compensation cost related to the restricted stock. A summary of restricted stock activity as of June 30, 2012, and changes during the six month period then ended is presented below:

	Number of shares of Restricted Stock	Weighted Average Grant Price
Nonvested at December 31, 2011	144,078	$4.50
Granted	400,000	6.15
Vested	57,631	4.50
Forfeited	—	—

Nonvested at June 30, 2012	486,447	5.86

Share-based compensation expense was $202,000 and $59,000 for the three month periods ended June 30, 2012 and 2011, respectively, and $338,000 and $119,000 for the six month periods ended June 30, 2012 and 2011, respectively.

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

The Company has elected to record mortgage loans held-for-sale at fair value. The following is a description of mortgage loans held-for-sale as of June 30, 2012, including the specific reasons for electing fair value and the strategies for managing these assets on a fair value basis.

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

The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumptions used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument. Because mortgage loans held-for-sale are sold within a few weeks of origination, it is unlikely to demonstrate any of the credit weaknesses discussed above and as a result, there were no credit related adjustments to fair value during the six month periods ended June 30, 2012 and 2011.

The following tables present financial assets measured at fair value at June 30, 2012 and December 31, 2011, on a recurring basis and the change in fair value for those specific financial instruments in which fair value has been elected at June 30, 2012 and 2011. The changes in the fair value of economic hedges were also recorded in mortgage banking activities and are designed to partially offset the change in fair value of the mortgage loans held-for-sale and interest rate lock commitments referenced in the tables below.

		Fair Value Measurements at June 30, 2012
	Assets and Liabilities Measured at Fair Value June 30, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities issued by U.S. Government corporations and agencies	$11,060	$—	$11,060	$—
Debt securities issued by states and political subdivisions	19,610	—	19,610	—
Residential mortgage-backed securities – Agency	162,581	—	162,581	—
Mortgage loans held-for-sale	164,144	—	164,144	—
Other Assets(1)	7,186	—	—	7,186
Other Liabilities(1)	(2,926)	—	—	(2,926)

(1)	This amount includes mortgage related interest rate lock commitments and derivative financial instruments to hedge interest rate risk. Interest rate lock commitments were recorded on a gross basis.

		Fair Value Measurements at December 31, 2011
	Assets and Liabilities Measured at Fair Value December 31, 2011	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Debt securities issued by U.S. Government corporations and agencies	$62,699	$—	$62,699	$—
Debt securities issued by states and political subdivisions	19,715	—	19,715	—
Residential mortgage-backed securities – Agency	174,705	—	174,705	—
Commercial mortgage-backed securities – Agency	4,300	—	4,300	—
Mortgage loans held-for-sale	90,907	—	90,907	—
Other Assets(1)	3,612	—	—	3,612
Other Liabilities(1)	(1,528)	—	—	(1,528)

(1)	This amount includes mortgage related interest rate lock commitments and derivative financial instruments to hedge interest rate risk. Interest rate lock commitments were recorded on a gross basis.

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) during the three and six months ended June 30, 2012 and 2011. There were no transfers into or out of Level 3. There were no transfers between Level 1, and Level 2 during the three and six months ended June 30, 2012.

	Other Assets(1)	Other Liabilities(1)
	(In thousands)
Beginning Balance April 1, 2012	$4,577	$(369)

Total gains (losses) included in earnings:(2)
Issuances	9,794	(2,926)
Settlements and closed loans	(3,211)	—
Expirations	(3,974)	369
Total gains (losses) included in other comprehensive income	—	—

Ending Balance June 30, 2012 (3)	$7,186	$(2,926)

(1)	Includes mortgage related interest rate lock commitments and derivative financial instruments entered into to hedge interest rate risk.
(2)	Amounts included in earnings are recorded in mortgage banking activities.
(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.

	Other Assets(1)	Other Liabilities(1)
	(In thousands)
Beginning Balance January 1, 2012	$3,612	$(1,528)

Total gains (losses) included in earnings:(2)
Issuances	15,336	(3,295)
Settlements and closed loans	(6,396)	—
Expirations	(5,366)	1,897
Total gains (losses) included in other comprehensive income	—	—

Ending Balance June 30, 2012 (3)	$7,186	$(2,926)

(1)	Includes mortgage related interest rate lock commitments and derivative financial instruments entered into to hedge interest rate risk.
(2)	Amounts included in earnings are recorded in mortgage banking activities.
(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.

	Other Assets(1)	Other Liabilities(1)
	(In thousands)
Beginning Balance April 1, 2011	$1,756	$(224)

Total gains (losses) included in earnings:(2)
Issuances	1,809	(8)
Settlements and closed loans	(1,050)	1
Expirations	(706)	223
Total gains (losses) included in other comprehensive income	—	—

Ending Balance June 30, 2011 (3)	$1,809	$(8)

(1)	Includes mortgage related interest rate lock commitments and derivative financial instruments entered into to hedge interest rate risk.
(2)	Amounts included in earnings are recorded in mortgage banking activities.
(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.

	Other Assets(1)	Other Liabilities(1)
	(In thousands)
Beginning Balance January 1, 2011	$6,627	$(446)

Total gains (losses) included in earnings:(2)
Issuances	3,565	(232)
Settlements and closed loans	(1,510)	178
Expirations	(6,873)	492
Total gains (losses) included in other comprehensive income	—	—

Ending Balance June 30, 2011 (3)	$1,809	$(8)

(1)	Includes mortgage related interest rate lock commitments and derivative financial instruments entered into to hedge interest rate risk.
(2)	Amounts included in earnings are recorded in mortgage banking activities.
(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.

The unobservable input utilized in the determination of fair value of other assets and liabilities was a pull through rate, which was 71.9% as of June 30, 2012. A pull through rate is management’s assumption as to the percentage of loans in the pipeline that will close and eventually fund. It is based on the Company’s historical fall-out activity. Significant increases in this input in isolation would result in a significantly higher fair value measurement and significant decreases would result in a significantly lower fair value measurement. In addition, IRLCs fair value include mortgage servicing rights that do not trade in an active market with readily observable prices. Accordingly, the fair value is estimated based on a valuation model which calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, market discount rates, cost to service, float earnings rates, and other ancillary income, including late fees.

	For Items Measured at Fair Value Pursuant to Election of the Fair Value Option: Fair Value Gain related to Mortgage Banking Activities for the Three Months Ended
	June 30, 2012	June 30, 2011
	(In thousands)
Mortgage loans held-for-sale	$2,511	$186

	For Items Measured at Fair Value Pursuant to Election of the Fair Value Option: Fair Value Gain related to Mortgage Banking Activities for the Six Months Ended
	June 30, 2012	June 30, 2011
	(In thousands)
Mortgage loans held-for-sale	$2,329	$2,603

The following tables present the assets that are measured at fair value on a non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial position at June 30, 2012 and December 31, 2011.

	Fair Value Measurements at June 30, 2012
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Valuation Allowance
	(In thousands)
Impaired loans
Commercial	$17,143	$—	$—	$17,143	$(1,354)
Construction	16,833	—	—	16,833	(691)
SBA	18,905	—	—	18,905	(189)
Mortgage	4,117	—	—	4,117	(1,178)
Consumer	3,453	—	—	3,453	(51)
ORE
Commercial	15,547	—	—	15,547	(16,269)
Improved lots	13,871	—	—	13,871	(12,825)
Residential	8,070	—	—	8,070	(5,844)
Other ORE	5,312	—	—	5,312	(9,162)
Mortgage servicing rights	15,945	—	—	15,945	(3,631)
SBA servicing rights	5,744	—	—	5,744	(302)

	Fair Value Measurements at December 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Valuation Allowance
	(In thousands)
Impaired loans	$59,318	$—	$—	$59,318	$(4,315)
ORE	30,526	—	—	30,526	(7,469)
Mortgage servicing rights	11,456	—	—	11,456	(2,785)
SBA servicing rights	5,736	—	—	5,736	(213)

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

Mortgage and SBA servicing rights are initially recorded at fair value when mortgage or SBA loans are sold servicing retained. These assets are then amortized in proportion to and over the period of estimated net servicing income. On a monthly basis these servicing assets are assessed for impairment based on fair value. Management determines fair value by stratifying the servicing portfolio into homogeneous subsets with unique behavior characteristics, converting those characteristics into income and expense streams, adjusting those streams for prepayment assumptions, present valuing the adjusted streams, and combining the present values into a total. If the cost basis of any loan stratification tranche is higher than the present value of the tranche, an impairment is recorded for the difference.

Foreclosed assets in Other Real Estate, both non-covered and covered, are adjusted to fair value upon transfer of the loans to foreclosed assets establishing a new cost basis. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value or when an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3. Appraisals are generally disconnected further to take into account the age of the appraisal, length of expected marketing time, and estimated selling costs. Such discounts would result in a Level 3 classification. The workout department, which reports to the Chief Credit Officer, has the primary responsibility for determining the fair value of other real estate and the discount to apply to the appraisals to arrive at fair value. The same analysis utilized to validate discount rates applied against real estate collateral securing impaired loans is also used to validate discount rates applied to other real estate.

The following tables present the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held-for-sale for which the fair value option has been elected as of June 30, 2012 and December 31, 2011. The tables also include the difference between aggregate fair value and the aggregate unpaid principal balance of loans that are 90 days or more past due, as well as loans in nonaccrual status:

	Aggregate Fair Value June 30, 2012	Aggregate Unpaid Principal Balance Under FVO June 30, 2012	Fair Value Over Unpaid Principal
(In thousands)
Loans held-for-sale	$164,144	$159,163	$4,981
Past due loans of 90+ days	—	—	—
Nonaccrual loans	—	—	—

	Aggregate Fair Value December 31, 2011	Aggregate Unpaid Principal Balance Under FVO December 31, 2011	Fair Value Under Unpaid Principal
(In thousands)
Loans held-for-sale	$90,907	$88,255	$2,652
Past due loans of 90+ days	—	—	—
Nonaccrual loans	—	—	—

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

	Fair Value Measurements at June 30, 2012 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$36,792	$36,792	$—	$—	$36,792
Investment securities available-for-sale	193,251	—	193,251	—	193,251
Investment securities held-to-maturity	7,471	—	8,136	—	8,136
Total loans(1)	1,960,538	—	164,144	1,832,933	1,997,077
Financial Liabilities:
Noninterest-bearing demand deposits	$345,063	$—	$—	$345,063	$345,063
Interest-bearing deposits	1,642,211	—	—	1,649,447	1,649,447
Short-term borrowings	91,226	—	91,948	—	91,948
Long-term debt	92,527	—	103,423	—	103,423

	Fair Value Measurements at December 31, 2011 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Instruments (Assets):
Cash and cash equivalents	$54,873	$54,873	$—	$—	$54,873
Investment securities available-for-sale	261,419	—	261,419	—	261,419
Investment securities held-to-maturity	8,876	—	9,662	—	9,662
Total loans(1)	1,729,764	—	90,907	1,509,881	1,600,788
Financial Instruments (Liabilities):
Noninterest-bearing demand deposits	$269,590	$—	$—	$269,590	$269,590
Interest-bearing deposits	1,601,926	—	—	1,609,865	1,609,865
Short-term borrowings	53,081	—	53,259	—	53,259
Long-term debt	120,027	—	110,911	—	110,911

(1)	Includes $164,144 and $90,907 in mortgage loans held-for-sale at fair value at June 30, 2012 and December 31, 2011, respectively.

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

Quantitative Information about Level 3 Fair Value Measurements

The following table shows significant unobservable inputs used in the fair value measurement of level 3 assets and liabilities:

Nonrecurring Measurements	Fair Value at June 30, 2012 ($ in thousands)	Valuation Technique	Unobservable Inputs	Range
Impaired loans	$60,451	Discounted appraisals	Collateral discounts	6.00% -40.00%
Other Real Estate	$42,800	Discounted appraisals	Collateral discounts	6.00% -40.00%
Mortgage Servicing Rights	$16,031	Discounted cash flows	Discount Rate Prepayment Speeds	8.00% -10.00% 8.00% -20.00%
SBA Servicing Rights	$7,548	Discounted cash flows	Discount Rate Prepayment Speeds	2.00% - 7.00% 3.00% -13.00%

7. DERIVATIVE FINANCIAL INSTRUMENTS

The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. The risk management program includes the use of forward contracts and other derivatives that are recorded in the financial statements at fair value and are used to offset changes in value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts to economically hedge risks associated with overall price risk related to Interest Rate Lock Commitments (“IRLCs”) and mortgage loans held-for-sale for which the fair value option has been elected. Fair value changes occur as a result of interest rate movements as well as changes in the value of the associated servicing. Derivative instruments used include forward commitments, mandatory commitments and best effort commitments. All derivatives are carried at fair value in the Consolidated Balance Sheets in other assets or other liabilities. A net loss of $2.5 million was recorded for all related commitments as of June 30, 2012, net loss of $1.4 million as of December 31, 2011 and a net gain of $452,000 as of June 30, 2011.

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

Credit and Market Risk Associated with Derivatives

Derivatives expose the Company to credit risk. If the counterparty fails to perform, the credit risk at that time would be equal to the net derivative asset position, if any, for that counterparty. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high quality counterparties that are reviewed periodically by the Company’s Risk Management area. The Company’s derivative positions as of June 30, 2012, were as follows:

	Contract Amount
	June 30, 2012	December 31, 2011
	(In thousands)
Fannie Mae mortgage-backed securities forward commitments	$296,000	$167,500
Mandatory loan sale commitments	141,168	17,992
Best efforts loan sale commitments	39,546	15,239

Total commitments	$476,714	$200,731

8. INVESTMENTS

The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available-for-Sale:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies:
Due in less than one year	$—	$—	$15,000	$15,028
Due five years through ten years	7,140	7,337	27,137	27,465
Due after ten years	3,549	3,724	20,060	20,206

Municipal securities(2)
Due after one year through five years	848	864	853	855
Due five years through ten years	1,321	1,417	1,572	1,655
Due after ten years	16,663	17,341	16,698	17,203

Mortgage backed securities-agency	157,469	162,569	174,114	179,006

	$186,990	$193,251	$255,435	$261,419

Held-to-Maturity:
Mortgage backed securities-agency	$7,471	$8,136	$8,876	$9,662

The Bank sold 31 securities available-for-sale totaling $25.4 million during the six month period ended June 30, 2012. Proceeds received totaled $25.7 million for a gross gain of $303,000. The Bank sold five securities available-for-sale totaling $32.8 million during the six month period ended June 30, 2011. Proceeds received totaled $33.9 million for a gross gain of $1.1 million. The Bank had three securities for a total of $33.3 million called during the six month period ended June 30, 2011. There were no investments held in trading accounts during 2012 and 2011.

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other than Temporary Impairment	Fair Value
	(In thousands)
Available-for-Sale:
Obligations of U.S. Government corporations and agencies	$10,689	$371	$—	$—	$11,060
Municipal securities	18,832	778	—	—	19,610
Residential mortgage-backed securities – agency	157,469	5,227	(115)	—	162,581

	$186,990	$6,376	$(115)	$—	$193,251

Held-to-Maturity:
Residential mortgage-backed securities – agency	$7,471	$665	$—	$—	$8,136

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other than Temporary Impairment	Fair Value
	(In thousands)
Available-for-Sale:
Obligations of U.S. Government corporations and agencies	$62,197	$502	$—	$—	$62,699
Municipal securities	19,124	591	—	—	19,715
Residential mortgage-backed securities – agency	174,114	4,906	(15)	—	179,005

	$255,435	$5,999	$(15)	$—	$261,419

Held-to-Maturity:
Residential mortgage-backed securities – agency	$8,876	$786	$—	$—	$9,662

At June 30, 2012 and December 31, 2011, all securities in an unrealized loss position had been in a loss position for less than 12 months, and result from changes in interest rates and not credit related issues.

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

Also, as of June 30, 2012, management does not intend to sell the temporarily impaired securities and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost basis. Accordingly, as of June 30, 2012, management believes the impairments detailed in the table above are temporary and no credit impairment loss has been recognized in the Company’s net income within the Consolidated Statements of Comprehensive Income.

9. LOANS

Legacy loans represent existing portfolio loans prior to the Decatur First and Security Exchange FDIC-assisted acquisitions and additional loans made subsequent to the transaction. Loans outstanding, by class, are summarized as follows:

	Legacy		Decatur First/Security Exchange Acquisition
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
	(In thousands)
Commercial loans	$415,597	$403,750	$65,916	$39,209
SBA loans	100,411	105,604	756	777

Total commercial loans	516,008	509,354	66,672	39,986

Construction	83,369	89,893	13,428	7,817
Indirect loans	940,396	836,845	—	—
Installment loans	12,871	18,215	3,795	2,115

Total consumer loans	953,267	855,060	3,795	2,115

First mortgage loans	28,885	33,094	10,635	17,218
Second mortgage loans	60,561	58,988	9,584	10,346

Total mortgage loans	89,446	92,082	20,219	27,564

Total loans	$1,642,090	$1,546,389	$104,114	$77,482

Loans held-for-sale at June 30, 2012 and December 31, 2011 are shown in the table below:

	June 30, 2012	December 31, 2011
	(In thousands)
SBA loans	$20,191	$12,942
Real estate – mortgage – residential(1)	164,144	90,907
Indirect loans	30,000	30,000
Total	$214,335	$133,849

(1)

Mortgage loans held-for-sale has increased by $73.2 million since December 31, 2011. During this period, the Bank expanded its footprint in Georgia and Virginia by opening 7 new mortgage loan production offices and adding 15 new mortgage loan officers and 41 mortgage loan support employees.

Nonaccrual loans, segregated by class of loans, were as follows:

	Legacy		Decatur First/Security Exchange Acquisition
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
	(In thousands)
Commercial loans	$18,583	$5,562	$4,598	$3,565
SBA loans	19,094	16,857	—	—

Total commercial loans	37,677	22,419	4,598	3,565

Construction	17,526	32,335	10,476	2,123

Indirect loans	778	1,094	—	—
Installment loans	500	508	218	63

Total consumer loans	1,278	1,602	218	63

First mortgage loans	3,205	3,158	1,789	521
Second mortgage loans	2,456	899	161	—

Total mortgage loans	5,661	4,057	1,950	521

Loans*	$62,142	$60,413	$17,242	$6,272

*	Approximately $37 million and $55 million in Legacy loan balances were past due 90 days or more at June 30, 2012 and December 31, 2011, respectively.

Loans delinquent 30-89 days and troubled debt restructured loans accruing interest, segregated by class of loans at June 30, 2012 and December 31, 2011, were as follows:

	June 30, 2012		December 31, 2011
	Accruing Delinquent 30-89 Days	Troubled Debt Restructured Loans Accruing	Accruing Delinquent 30-89 Days	Troubled Debt Restructured Loans Accruing
	(In thousands)
Commercial loans	$5,188	$6,441	$9,048	$6,450
SBA loans	1,694	—	849	—
Construction loans	242	930	2,498	932
Indirect loans	1,385	2,880	2,697	3,008
Installment loans	301	15	445	20
First mortgage loans	801	597	2,835	203
Second mortgage loans	1,095	—	507	—

Total	$10,706	$10,863	$18,879	$10,613

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

During the periods ended June 30, 2012 and 2011, certain loans were modified resulting in TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following table presents loans, by class, which were modified as TDRs that occurred during the three and six months ended June 30, 2012 and 2011 along with the type of modification.

	Troubled Debt Restructured During the Quarter Ended June 30, 2012		Troubled Debt Restructured During the Quarter Ended June 30, 2011
	Interest Rate	Term	Interest Rate	Term
		(In thousands)
Commercial loans	$507	$—	$10,913	$—
SBA loans	—	716	—	—
Construction	—	—	—	—
Indirect loans	—	3,013	—	—
First mortgage loans	—	476	—	—

Total	$507	$4,205	$10,913	$—

	Troubled Debt Restructured During the Six Months Ended June 30, 2012		Troubled Debt Restructured During the Six Months Ended June 30, 2011
	Interest Rate	Term	Interest Rate	Term
		(In thousands)
Commercial loans	$707	$—	$—	$—
SBA loans	—	6,375	—	—
Construction	953	195	73	—
Indirect loans	—	6,028	—	—
First mortgage loans	—	767	—	—

Total	$1,660	$13,365	$73	$—

The following table presents the amount of loans which were restructured in the previous twelve months and which defaulted within each period:

Troubled Debt Restructured During the Twelve Months Ended June 30, 2012 and Defaulting During Three Months Ended June 30, 2012
(In thousands)
Commercial loans	$929
SBA loans	7,014
Construction	216
Indirect loans	—
Installment loans	—
First mortgage loans	470
Second mortgage loans	—

Total	$8,629

Note:    A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The Company had TDRs with a balance of $32.0 million and $23.6 million at June 30, 2012 and December 31, 2011, respectively. There were charge-offs of TDR loans of $468,000 and $196,000 for the quarter ended June 30, 2012 and June 30, 2011, respectively. The Company is not committed to lend additional amounts as of June 30, 2012 and December 31, 2011 to customers with outstanding loans that are classified as TDRs. Charge-offs on such loans are factored into the rolling historical loss rate, which is one of the considerations used in establishing the allowance for loan losses.

Loans and allowance for loan loss individually and collectively evaluated by portfolio segment follow below:

	Three Months Ended June 30, 2012
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
		(In thousands)
Beginning balance	$10,973	$8,516	$5,828	$2,698	$1,267	$29,282
Charge-offs	(712)	(1,661)	(772)	(228)	—	(3,373)
Recoveries	3	54	282	7	—	346

Net Charge-offs	(709)	(1,607)	(490)	(221)	—	(3,027)
Provision for loan losses	673	13	256	245	(237)	950

Ending Balance	$10,937	$6,922	$5,594	$2,722	$1,030	$27,205

	Three Months Ended June 30, 2011
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
		(In thousands)
Beginning balance	$7,569	$11,314	$7,241	$2,592	$978	$29,694
Charge-offs	(318)	(3,661)	(840)	(194)	—	(5,013)
Recoveries	4	53	211	2	—	270

Net Charge-offs	(314)	(3,608)	(629)	(192)	—	(4,743)
Provision for loan losses	500	2,609	988	242	511	4,850

Ending Balance	$7,755	$10,315	$7,600	$2,642	$1,489	$29,801

	Six Months Ended June 30, 2012
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
		(In thousands)
Beginning balance	$9,183	$8,262	$6,040	$2,535	$1,936	$27,956
Charge-offs	(730)	(3,168)	(2,045)	(323)	—	(6,266)
Recoveries	6	194	597	18	—	815

Net Charge-offs	(724)	(2,974)	(1,448)	(305)	—	(5,451)
Provision for loan losses	2,478	1,634	1,002	492	(906)	4,700

Ending Balance	$10,937	$6,922	$5,594	$2,722	$1,030	$27,205

	Six Months Ended June 30, 2011
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
		(In thousands)
Beginning balance	$7,532	$9,286	$7,598	$2,570	$1,096	$28,082
Charge-offs	(589)	(6,162)	(2,390)	(299)	—	(9,440)
Recoveries	25	104	403	2	—	534

Net Charge-offs	(564)	(6,058)	(1,987)	(297)	—	(8,906)
Provision for loan losses	787	7,087	1,989	369	393	10,625

Ending Balance	$7,755	$10,315	$7,600	$2,642	$1,489	$29,801

	June 30, 2012
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
		(In thousands)
Individually evaluated for impairment	$2,169	$1,834	$52	$1,325	$—	$5,380
Collectively evaluated for impairment	8,768	5,088	5,542	1,397	1,030	21,825
Acquired with deteriorated credit quality	—	—	—	—	—	—

Total allowance for loan losses	$10,937	$6,922	$5,594	$2,722	$1,030	$27,205

Individually evaluated for impairment	$52,555	$25,139	$3,504	$5,987		$87,185
Collectively evaluated for impairment	463,453	58,230	949,763	83,459		1,554,905
Acquired with deteriorated credit quality	66,672	13,428	3,795	20,219		104,114

Total loans	$582,680	$96,797	$957,062	$109,665		$1,746,204

	December 31, 2011
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
		(In thousands)
Individually evaluated for impairment	$1,049	$3,481	$220	$1,054	$—	$5,804
Collectively evaluated for impairment	8,134	4,781	5,820	1,481	1,936	22,152

Total allowance for loan losses	$9,183	$8,262	$6,040	$2,535	$1,936	$27,956

Individually evaluated for impairment	$40,615	$39,911	$4,066	$4,057		$88,649
Collectively evaluated for impairment	468,739	49,982	850,994	88,025		1,457,740
Acquired with deteriorated credit quality	39,986	7,817	2,115	27,564		77,482

Total loans	$549,340	$97,710	$857,175	$119,646		$1,623,871

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

Impaired loans, by class, are shown below.

	June 30, 2012			December 31, 2011
	Unpaid Principal	Amortized Cost(1)	Related Allowance	Unpaid Principal	Amortized Cost(1)	Related Allowance
	(In thousands)
Impaired Loans with Allowance
Commercial loans	$9,119	$9,078	$1,980	$8,726	$8,721	$860
SBA loans	2,205	2,080	189	5,916	2,798	189
Construction loans	38,177	22,937	1,834	54,967	37,399	3,481
Indirect loans	3,013	3,013	17	3,526	3,526	147
Installment loans	1,445	245	35	209	210	73
First mortgage loans	2,686	2,686	652	3,050	2,870	540
Second mortgage loans	895	844	673	927	837	514

Loans	$57,540	$40,883	$5,380	$77,321	$56,361	$5,804

	June 30, 2012			December 31, 2011
	Unpaid Principal	Amortized Cost(1)	Related Allowance	Unpaid Principal	Amortized Cost(1)	Related Allowance
	(In thousands)
Impaired Loans with No Allowance
Commercial loans	$21,670	$21,083	$—	$11,064	$11,024	$—
SBA loans	23,558	20,314	—	19,155	18,072	—
Construction loans	7,699	2,202	—	6,951	2,512	—
Indirect loans	—	—	—	—	—	—
Installment loans	261	246	—	1,534	330	—
First mortgage loans	1,097	1,096	—	343	288	—
Second mortgage loans	1,363	1,361	—	63	62	—

Loans	$55,648	$46,302	$—	$39,110	$32,288	$—

(1)	Amortized cost reflects charge-offs that have been recognized plus other amounts that have been applied to reduce net book balance.

Average impaired loans and interest income recognized, by class, are summarized below.

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash basis Interest Income Recognized on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash basis Interest Income Recognized on Impaired Loans
			(In thousands)
Commercial loans	$27,305	$164	$—	$19,335	$13	$—
SBA loans	21,517	568	5	19,433	321	—
Construction loans	30,627	102	—	54,396	114	—
Indirect loans	3,057	62	—	487	25	—
Installment loans	494	44	—	1,237	13	—
First mortgage loans	3,893	3	—	2,977	20	—
Second mortgage loans	1,341	23	—	648	—	—

	$88,234	$966	$5	$98,513	$506	$—

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash basis Interest Income Recognized on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash basis Interest Income Recognized on Impaired Loans
			(In thousands)
Commercial loans	$25,166	$244	$—	$16,688	$27	$—
SBA loans	21,288	848	8	19,385	510	—
Construction loans	34,068	174	—	60,129	220	—
Indirect loans	3,286	90	—	532	41	—
Installment loans	509	68	—	618	25	—
First mortgage loans	3,872	8	—	3,292	33	—
Second mortgage loans	1,093	24	—	642	—	—

	$89,282	$1,456	$8	$101,286	$856	$—

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

The table below shows the weighted average asset rating by class as of June 30, 2012 and December 31, 2011.

	Weighted Average Asset Rating
	June 30, 2012	December 31, 2011
Commercial loans	3.84	3.87
SBA loans	4.38	4.37
Construction loans	4.71	4.96
Indirect loans	3.01	3.01
Installment loans	3.54	3.53
First mortgage loans	3.21	3.09
Second mortgage loans	3.32	3.18

The Bank uses FICO scoring to help evaluate the likelihood consumer borrowers will pay their credit obligations as agreed. The weighted-average FICO score for the indirect loan portfolio, included in consumer installment loans, was 744 and 742 at June 30, 2012 and December 31, 2011, respectively.

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

At June 30, 2012 and December 31, 2011, the total fair value of servicing for mortgage loans was $16.0 million and $11.6 million, respectively. The fair value of servicing for SBA loans at June 30, 2012 and December 31, 2011, was $7.5 million and $7.1 million, respectively. To estimate the fair values of these servicing assets, consideration was given to dealer indications of market value, where applicable, as well as the results of discounted cash flow models using key assumptions and inputs for prepayment rates, credit losses, and discount rates. Carrying value of these servicing assets is shown below.

	June 30, 2012	December 31, 2011
	(In thousands)
Mortgage servicing	$15,945	$11,456
SBA servicing	5,744	5,736
Indirect servicing	610	521

	$22,299	$17,713

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

During the six months ended June 30, 2012 and 2011, the Company sold residential mortgage loans with unpaid principal balances of $646.3 million and $311.9 million, respectively on which the Company retained the related mortgage servicing rights (MSRs) and receives servicing fees. At June 30, 2012 and December 31, 2011, the approximate weighted average servicing fee was 0.25% of the outstanding balance of the residential mortgage loans. The weighted average coupon interest rate on the portfolio of mortgage loans serviced for others was 4.24% and 4.36% at June 30, 2012 and December 31, 2011, respectively.

The following is an analysis of the activity in the Company’s residential MSR and impairment for the quarters ended June 30, 2012 and 2011:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Residential Mortgage Servicing Rights
Beginning carrying value	$15,017	$7,109	$11,456	$5,495
Additions	3,754	2,002	7,005	3,810
Amortization	(873)	(280)	(1,670)	(498)
Impairment, net	(1,953)	1	(846)	25

Ending carrying value	$15,945	$8,832	$15,945	$8,832

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Residential Mortgage Servicing Impairment
Beginning balance	$1,678	$61	$2,785	$85
Additions	1,954	16	1,954	16
Recoveries	(1)	(17)	(1,108)	(41)

Ending balance	$3,631	$60	$3,631	$60

The Company uses assumptions and estimates in determining the impairment of capitalized MSRs. These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by market participants to value and bid MSRs available for sale in the market. At June 30, 2012, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the accompanying table.

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Residential Mortgage Servicing Rights
Fair Value of Residential Mortgage Servicing Rights	$16,031	$11,571

Composition of Residential Loans Serviced for Others:
Fixed-rate mortgage loans	99%	98%
Adjustable-rate mortgage loans	1%	2%
Total	100%	100%

Weighted Average Remaining Term	25.4 years	25.1 years

Prepayment Speed	16.70%	16.92%
Effect on fair value of a 10% increase	$(841)	$(286)
Effect on fair value of a 20% increase	(1,600)	(559)

Weighted Average Discount Rate	8.55%	8.55%
Effect on fair value of a 10% increase	$(417)	$(615)
Effect on fair value of a 20% increase	(815)	(1,169)

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

Information about the asset quality of mortgage loans managed by the Company is shown below.

	June 30, 2012
	Unpaid Principal	Delinquent (days)		YTD Charge-offs
		30 to 89	90+
	(In thousands)
Loan Servicing Portfolio	$1,855,962	$1,206	$879	$—
Mortgage Loans Held-for-Sale	164,144	—	—	—
Mortgage Loans Held-for-Investment	36,986	652	479	228

Total Residential Mortgages Serviced	$2,057,092	$1,858	$1,358	$228

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

During the six months ended June 30, 2012 and 2011, the Company sold SBA loans with unpaid principal balances of $28 million and $68 million, respectively. The Company retained the related loan servicing rights and receives servicing fees. At June 30, 2012 and December 31, 2011, the approximate weighted average servicing fee as a percentage of the outstanding balance of the SBA loans was 0.87% and 0.89%, respectively. The weighted average coupon interest rate on the portfolio of loans serviced for others was 4.83% and 4.69% at June 30, 2012 and December 31, 2011, respectively.

The following is an analysis of the activity in the Company’s SBA loan servicing rights and impairment for the quarters ended June 30, 2012 and 2011:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
SBA Loan Servicing Rights
Beginning carrying value	$5,637	$3,350	$5,736	$2,624
Additions	361	1,755	583	2,615
Amortization	(355)	(215)	(486)	(326)
Impairment, net	101	(123)	(89)	(146)

Ending carrying value	$5,744	$4,767	$5,744	$4,767

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
SBA Servicing Rights Impairment
Beginning balance	$403	$226	$213	$203
Additions	54	168	268	198
Recoveries	(155)	(45)	(179)	(52)

Ending balance	$302	$349	$302	$349

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

The Company uses assumptions and estimates in determining the impairment of capitalized SBA loan servicing rights. These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by market participants to value and bid servicing rights available for sale in the market. At June 30, 2012, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the accompanying table.

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
SBA Loan Servicing Rights
Fair Value of SBA Servicing Rights	$7,548	$7,053

Composition of SBA Loans Serviced for Others:
Fixed-rate SBA loans	0%	0%
Adjustable-rate SBA loans	100%	100%
Total	100%	100%

Weighted Average Remaining Term	20.6 years	20.4 years

Prepayment Speed	4.17%	5.45%
Effect on fair value of a 10% increase	$(193)	$(571)
Effect on fair value of a 20% increase	(378)	(732)

Weighted Average Discount Rate	4.85%	4.83%
Effect on fair value of a 10% increase	$(167)	$(589)
Effect on fair value of a 20% increase	(326)	(766)

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

Information about the asset quality of SBA loans managed by Fidelity is shown below.

	June 30, 2012			YTD Charge-offs
	Unpaid Principal	Delinquent (days)
		30 to 89	90+
	(In thousands)
SBA Serviced for Others Portfolio	$192,443	$6,830	$4,757	$—
SBA Loans Held-for-Sale	20,191	—	—	—
SBA Loans Held-for-Investment	101,182	6,429	12,859	87

Total SBA Loans Serviced	$313,816	$13,259	$17,616	$87

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

12. SUBSEQUENT EVENTS

The Board of Directors has approved the distribution on August 14, 2012, of the regular quarterly dividend to be paid in shares of common stock. The Corporation distributed one new share for every 60 shares held on the record date of August 1, 2012. Basic and diluted earnings per share for prior years have been retroactively adjusted to reflect this stock dividend.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis reviews important factors affecting our financial condition at June 30, 2012, compared to December 31, 2011, and compares the results of operations for the three and six months ended June 30, 2012 and 2011. These comments should be read in conjunction with our consolidated financial statements and accompanying notes appearing in this report and the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2011. All percentage and dollar variances noted in the following analysis are calculated from the balances presented in the accompanying consolidated financial statements.

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

These trends and events include (1) risks associated with our loan portfolio, including difficulties in maintaining quality loan growth, greater loan losses than historic levels, the risk of an insufficient allowance for loan losses, and expenses associated with managing nonperforming assets, unique risks associated with our construction and land development loans, our ability to maintain and service relationships with automobile dealers and indirect automobile loan purchasers, and our ability to profitably manage changes in our indirect automobile lending operations; (2) risks associated with adverse economic conditions, including risk of a continued stagnation in real estate values in the Atlanta, Georgia, metropolitan area and in eastern and northern Florida markets, conditions in the financial markets and economic conditions generally and the impact of efforts to address difficult market and economic conditions; a stagnant economy and its impact on operations and credit quality, the impact of a recession on our consumer loan portfolio and its potential impact on our commercial portfolio, changes in the interest rate environment and their impact on our net interest margin, and inflation; (3) risks associated with government regulation and programs, uncertainty with respect to future governmental economic and regulatory measures, new regulatory requirements imposed by the Dodd-Frank Act and the Bureau of Consumer Financial Protection, new regulatory requirements for residential mortgage loan services, the winding down of governmental emergency measures intended to stabilize the financial system, and numerous legislative proposals to further regulate the financial services industry, the impact of and adverse changes in the governmental regulatory requirements affecting us, and changes in political legislative and economic conditions; (4) the ability to maintain adequate liquidity and sources of liquidity; (5) our ability to maintain sufficient capital and to raise additional capital; (6) the accuracy and completeness of information from customers and our counterparties; (7) the effectiveness of our controls and procedures; (8) our ability to attract and retain skilled people; (9) greater competitive pressures among financial institutions in our market; (10) failure to achieve the revenue increases expected to result from our investments in our growth strategies, including our branch additions and in our transaction deposit and lending businesses; (11) the volatility and limited trading of our common stock; and (12) the impact of dilution on our common stock; (13) risks related to FDIC-assisted transactions; compliance with certain requirements under our FDIC loss share agreements; changes in national and local economic conditions resulting in higher charge-offs not covered by the FDIC loss share agreements; risk that we may not be successful in establishing effective policies and procedures for processes, systems and controls to properly account for the assets subject to the loss share agreements; and (14) risks associated with technological changes and the possibility of cyber-fraud.

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

Important Factors Impacting Comparability of Results

We have accounted for our acquisitions of Decatur First Bank (“Decatur First”) and Securities Exchange Bank (“Security Exchange”) using the acquisition method of accounting as of the acquisition date for each entity. Under these accounting rules, the results of our operations for the three and six months ended June 30, 2012 include the results of Decatur First and Security Exchange, but the results of operations for the three and six months ended June 30, 2011 do not include the results of Decatur First or Security Exchange. Our balance sheets as of June 30, 2012 and December 31, 2011, include the assets, liabilities and equity of Decatur First however Security Exchange’s assets, liabilities and equity are incorporated only as of June 30, 2012. Footnotes and tables presented as of June 30, 2011 do not include the assets, liabilities and equity of Decatur First or Security Exchange.

Selected Financial Data

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(Dollars in Thousands Except Per Share Data)	2012	2011	2012	2011
RESULTS OF OPERATIONS
Net Interest Income	$39,555	$34,217	$19,990	$17,045
Provision for Loan Losses	4,700	10,625	950	4,850
Non-Interest Income	34,689	25,780	17,034	14,094
Non-Interest Expense	51,419	41,358	26,069	20,883
Income Tax Expense	6,405	2,558	3,511	1,792
Net Income	11,720	5,456	6,404	3,614
Preferred Stock Dividends	1,646	1,646	823	823
Net Income Available to Common Shareholders	10,074	3,810	5,581	2,791
PERFORMANCE
Earnings Per Share – Basic (1)	$0.71	$0.32	$0.39	$0.23
Earnings Per Share – Diluted (1)	$0.64	$0.28	$0.35	$0.20
Return on Average Assets	1.05%	0.55%	1.14%	0.73%
Return on Average Equity	13.73%	7.61%	14.84%	9.88%
NET INTEREST MARGIN
Interest Earning Assets	4.71%	5.07%	4.66%	4.94%
Cost of Funds	1.01%	1.54%	0.96%	1.49%
Net Interest Spread	3.70%	3.54%	3.70%	3.45%
Net Interest Margin	3.86%	3.74%	3.86%	3.65%
CAPITAL
Tier 1 Risk-Based Capital	11.68%	12.78%	11.68%	12.78%
Total Risk-Based Capital	13.29%	14.80%	13.29%	14.80%
Leverage Ratio	10.19%	10.47%	10.19%	10.47%
AVERAGE BALANCE SHEET
Loans, Net of Unearned	1,833,158	1,565,821	1,880,933	1,555,170
Investment Securities	219,205	213,243	198,754	239,116
Earning Assets	2,074,197	1,856,587	2,088,221	1,881,860
Total Assets	2,240,909	1,983,539	2,265,875	2,006,777
Deposits	1,568,599	1,453,615	1,559,516	1,467,806
Borrowings	168,083	163,229	168,000	157,315
Shareholders’ Equity	171,136	144,553	173,520	148,405
STOCK PERFORMANCE
Market Price
Closing (1)	$8.64	$6.65	$8.64	$6.65
High Close (1)	$8.95	$8.42	$8.95	$8.10
Low Close (1)	$5.72	$6.03	$6.63	$6.03
Daily Average Trading Volume	24,599	8,267	40,592	6,708
Book Value Per Common Share	$9.25	$8.31	$9.25	$8.31
Price to Book Value	0.93%	0.80%	0.93%	0.80%
ASSET QUALITY (2)
Total Non-Performing Loans	$90,908	$69,654	$90,908	$69,654
Total Non-Performing Assets	$134,738	$91,612	$134,738	$91,612
Loans 90 Days Past Due and Still Accruing	$111	$—	$111	$—
Non-Performing Loans as a % of Loans	5.21%	4.78%	5.21%	4.78%
Non-Performing Assets as a % of Loans and ORE	7.52%	6.19%	7.52%	6.19%
ALL to Non-Performing Loans	29.93%	42.78%	29.93%	42.78%
Net Charge-Offs During the Period to Average Loans	0.60%	1.15%	0.65%	1.22%
ALL as a % of Loans, at End of Period	1.56%	2.04%	1.56%	2.04%
OTHER INFORMATION
Non-Interest Income to Revenues	46.72%	42.97%	46.12%	45.26%
End-of-Period shares outstanding	14,269,694	13,692,544	14,269,694	13,692,544
Weighted Average Shares Outstanding - Basic	14,183,895	11,840,754	14,244,109	12,295,807
Weighted Average Shares Outstanding - Diluted	15,809,352	13,448,640	15,987,940	13,861,380
Full-time Equivalent Employees	701.9	589.0	701.9	589.0

(1)	Adjusted stock dividend and retroactive application on shares outstanding
(2)	Including FDIC covered assets

Overview

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

The Bank provides an array of financial products and services for business and retail customers primarily through 31 branches in Fulton, Dekalb, Cobb, Clayton, Gwinnett, Rockdale, Coweta, Henry, Morgan, Greene, and Barrow Counties in Georgia, a branch in Jacksonville, Duval County, Florida, and on the Internet at www.lionbank.com. The Bank’s customers are primarily individuals and small and medium sized businesses located in Georgia. Mortgage and construction loans are also provided through a branch in Jacksonville, Florida. Mortgage loans, automobile loans, and Small Business Administration (“SBA”) loans are provided through employees located throughout the South.

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

We have generally grown our assets, deposits, and business internally by building on our lending products, expanding our deposit products and delivery capabilities, opening new branches, and hiring experienced bankers with existing customer relationships in our market. We do not purchase loan participations from any other financial institution. We have participated in FDIC-assisted transactions and will continue to review opportunities to participate in such transactions in the future.

Our profitability, as with most financial institutions, is dependent upon net interest income, which is the difference between interest received on interest-earning assets, such as loans and securities, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. During a period of economic slowdown the lack of interest income from nonperforming assets and an additional provision for loan losses can greatly reduce our profitability. Results of operations are also affected by noninterest income, such as service charges on deposit accounts and fees on other services, income from indirect automobile and SBA lending activities, mortgage banking, brokerage activities, and bank owned life insurance; as well as noninterest expenses such as salaries and employee benefits, occupancy, furniture and equipment, professional and other services, and other expenses, including income taxes.

Acquisition of Security Exchange Bank

On June 15, 2012, the Bank entered into a purchase and assumption agreement with a loss share arrangement with the FDIC, as receiver of Security Exchange, to acquire certain assets and assume substantially all of the deposits and certain liabilities in a whole-bank acquisition. The Bank received a cash payment from the FDIC of approximately $15 million to assume the net liabilities.

The loans and other real estate acquired in the FDIC-assisted transaction of Security Exchange (collectively referred to as covered assets) acquired are covered by Loss Share Agreements (“Loss Share Agreements”) between the Bank and the FDIC which affords the Bank significant protection against future losses. Under the Loss Share Agreements, the FDIC has agreed to reimburse us for 80% of all losses incurred in connection with those assets for a period of five years for commercial and construction loans. New loans made after the date of the transaction are not covered by the provisions of the Loss Share Agreements. The Bank acquired other assets that are not covered by the Loss Share Agreements, including investment securities purchased at fair market value and other assets.

The fair value adjustments for the assumption of Security Exchange are estimates based on management’s preliminary assessment of fair value. The assumption will be accounted for as a business combination under the acquisition method of accounting. The determination of the value of the purchase price is dependent upon certain valuation studies that are not yet final. The valuation analysis is being done by an independent third party and the results of that analysis will be used by management to determine the required purchase accounting adjustments. Management’s preliminary assessment of the fair value of assets acquired, liabilities assumed, and the cash payment received from the FDIC indicate that the Company could realize a pretax gain of between $2 million and $4 million on the Security Exchange acquisition. The final valuation analysis is expected to be completed in the third quarter of 2012.

Results of Operations

Net Income

For the three months ended June 30, 2012, the Company recorded net income of $6.4 million compared to net income of $3.6 million for the same period of 2011. Net income available to common equity was $5.6 million and $2.8 million for the three months ended June 30, 2012 and 2011, respectively. Basic and diluted earnings per share for the second quarter of 2012 were $0.39 and $0.35, respectively, compared to $0.23 and $0.20, respectively, for the three months ended June 30, 2011. The increase in net income for the three months ended June 30, 2012, compared to the same period in 2011, was primarily due to a $2.9 million increase in net interest income and a $3.9 million decrease in provision for loan.

For the six months ended June 30, 2012, the Company recorded net income of $11.7 million compared to net income of $5.5 million for the same period of 2011. Net income available to common equity was $10.1 million and $3.8 million for the six months ended June 30, 2012 and 2011, respectively. Basic and diluted earnings per share for the first half of 2012 were $0.71 and $0.64, respectively, compared to $0.32 and $0.28 for the six months ended June 30, 2011. The increase in net income for the six months ended June 30, 2012, compared to the same period in 2011, was primarily due to a $5.3 million increase in net interest income and a $5.9 million decrease in provision for loan losses.

Net Interest Income

Net interest income for the three months ended June 30, 2012, increased $2.9 million, or 16.8%, to $19.9 million compared to the same period in 2011. Net interest margin increased 21 basis points to 3.86% in the second quarter of 2012, compared to 3.65% in the same period in 2011 from the combination of a decrease in the cost of interest-bearing liabilities and an increase in the average balance of interest-earning assets. Excluding the accretion of the loan discount of $644,000, the net interest margin would have decreased to 3.73%.

The cost of funds on total interest bearing liabilities decreased 53 basis points to 0.96% for the second quarter of 2012 compared to the same period in 2011 as a result of a continued reduction in deposit interest rates in response to the market and our local competition. The 53 basis points decrease in cost of funds contributed $1.9 million of the $2.9 million increase in net interest income, although it was slightly offset by a $52,000 increase in interest expense related to the $125.4 million, or 7.7%, increase in average interest-bearing liabilities.

For the six months ended June 30, 2012, net interest income increased $5.3 million, or 15.6%, to $39.6 million compared to the same period in 2011. Net interest margin increased 12 basis points to 3.86% in the first six months of 2012, compared to 3.74% in the same period in 2011 from the combination of a decrease in the cost of interest-bearing liabilities and an increase in the average balance of interest-earning assets. Excluding the accretion of the loan discount of $1.4 million, the net interest margin would have decreased to 3.73%.

The cost of funds on total interest bearing liabilities decreased 53 basis points to 1.01% for the six months ended June 30, 2012 compared to the same period in 2011 as a result of a continued reduction in deposit interest rates in response to the market and our local competition. The 53 basis points decrease in cost of funds contributed $3.5 million of the $5.4 million increase in net interest income, although it was slightly offset by a $314,000 increase in interest expense related to the $131.5 million, or 8.1%, increase in average interest-bearing liabilities.

The average balance of interest-earning assets increased by $217.6 million, or 11.7%, to $2.074 billion for the first six months of 2012, when compared to the same period in 2011. The increase contributed $1.9 million of interest income, which was mostly offset by a decrease in the yield on interest-earning assets. The yield on interest-earning assets for the three and six month period ended June 30, 2012 was 4.66% and 4.71%, respectively, a decrease of 28 basis points and 36 basis points, respectively, when compared to the yield on interest-earning assets for the same periods in 2011. For the three and six month periods this decrease equated to a $1.2 million and $1.5 million, respectively, decrease in interest income. For the first six months of 2012, the average balance of loans outstanding increased $267.3 million, or 17.1%, to $1.833 billion, when compared to the same period in 2011. The increase in the loan portfolio was led by the FDIC-assisted acquisitions of Decatur First and Security Exchange which contributed approximately $73.3 million in average loan balances to the first six months of 2012. Also contributing to the increase was the growth in the indirect lending portfolio due to competitive pricing in the marketplace and a general recovery of automobile sales. The yield on average loans outstanding for the six months ended June 30, 2012 decreased 54 basis points to 5.00% when compared to the same period in 2011 as strong competition for high-quality loans continue to pervade our market. Average Investment securities increased $6.0 million, or 2.8%, and yielded 2.66%.

The Bank manages its net interest spread and net interest margin based primarily on its loan and deposit pricing. As part of management’s concerted effort to reduce the cost of funds on deposits, there was a shift in the mix of deposits from higher cost certificate of deposits to lower cost savings and money market accounts and noninterest-bearing demand deposits. Noninterest-bearing demand deposits increased by $84.9 million, or 42.9%, which compared to the same six month period in 2011, a much faster increase than the 7.9% increase in interest-bearing deposits. Management will continue to review its deposit pricing in 2012 and forecasts a continued decrease to cost of funds as higher priced certificates of deposit and brokered deposits mature and reset to lower interest rates.

	THREE MONTHS ENDED
	June 30, 2012			June 30, 2011
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
			(Dollars in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income:
Taxable	$1,876,094	$22,868	4.90%	$1,550,103	$21,103	5.46%
Tax-exempt(1)	4,839	53	4.45%	5,067	77	6.14%

Total loans	1,880,933	22,921	4.90%	1,555,170	21,180	5.46%
Investment securities:
Taxable	179,751	989	2.20%	227,412	1,767	3.11%
Tax-exempt(2)	19,003	303	6.39%	11,704	184	6.27%

Total investment securities	198,754	1,292	2.61%	239,116	1,951	3.27%
Interest-bearing deposits	7,756	4	0.21%	86,841	49	0.22%
Federal funds sold	778	—	0.06%	733	—	0.05%

Total interest-earning assets	2,088,221	24,217	4.66%	1,881,860	23,180	4.94%

Noninterest-earning:
Cash and due from banks	27,367			27,933
Allowance for loan losses	(28,282)			(29,019)
Premises and equipment, net	33,254			20,495
Other real estate	34,058			20,107
Other assets	111,256			85,401

Total assets	$2,265,875			$2,006,777

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand deposits	$566,587	$352	0.25%	$416,214	$682	0.66%
Savings deposits	356,457	252	0.28%	417,580	1,114	1.07%
Time deposits	636,472	2,054	1.30%	634,012	2,652	1.68%

Total interest-bearing deposits	1,559,516	2,268	0.69%	1,467,806	4,448	1.22%
Federal funds purchased	22,910	48	0.83%	—	—	—%
Securities sold under agreements to repurchase	10,967	6	0.21%	14,788	24	0.64%
Other short-term borrowings	64,478	198	1.24%	20,495	145	2.83%
Subordinated debt	67,527	1,134	6.75%	67,527	1,122	6.67%
Long-term debt	25,028	152	2.44%	54,505	307	2.26%

Total interest-bearing liabilities	1,750,426	4,196	0.96%	1,625,121	6,046	1.49%

Noninterest-bearing:
Demand deposits	299,702			207,554
Other liabilities	42,227			25,697
Shareholders’ equity	173,520			148,405

Total liabilities and shareholders’ equity	$2,265,875			$2,006,777

Net interest income/spread		$20,021	3.70%		$17,134	3.45%

Net interest margin			3.86%			3.65%

(1)	Interest income includes the effect of taxable equivalent adjustment for 2012 and 2011 of $17,700 and $26,600, respectively.
(2)	Interest income includes the effect of taxable-equivalent adjustment for 2012 and 2011 of $103,700 and $61,600, respectively.

	SIX MONTHS ENDED
	June 30, 2012			June 30, 2011
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
			(Dollars in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income:
Taxable	$1,828,287	$45,572	5.00%	$1,560,728	$42,943	5.54%
Tax-exempt(1)	4,870	102	4.28%	5,093	155	6.14%

Total loans	1,833,157	45,674	5.00%	1,565,821	43,098	5.54%
Investment securities:
Taxable	200,152	2,294	2.29%	201,539	3,158	3.13%
Tax-exempt(2)	19,053	609	6.39%	11,704	367	6.28%

Total investment securities	219,205	2,903	2.66%	213,243	3,525	3.31%
Interest-bearing deposits	20,941	22	0.21%	76,705	90	0.24%
Federal funds sold	894	—	0.06%	818	—	0.06%

Total interest-earning assets	2,074,197	48,599	4.71%	1,856,587	46,713	5.07%

Noninterest-earning:
Cash and due from banks	22,234			29,947
Allowance for loan losses	(28,160)			(28,684)
Premises and equipment, net	31,359			20,094
Other real estate	31,707			20,686
Other assets	109,572			84,909

Total assets	$2,240,909			$1,983,539

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand deposits	$551,785	$749	0.27%	$415,994	$1,371	0.66%
Savings deposits	366,822	544	0.30%	412,697	2,234	1.09%
Time deposits	649,992	4,372	1.35%	624,924	5,375	1.73%

Total interest-bearing deposits	1,568,599	5,665	0.73%	1,453,615	8,980	1.25%
Federal funds purchased	11,691	49	0.84%	—	—	—%
Securities sold under agreements to repurchase	13,512	15	0.22%	20,702	190	1.85%
Other short-term borrowings	51,028	362	1.43%	10,801	154	2.87%
Subordinated debt	67,527	2,273	6.77%	67,527	2,243	6.70%
Long-term debt	36,017	439	2.45%	64,199	752	2.36%

Total interest-bearing liabilities	1,748,374	8,803	1.01%	1,616,844	12,319	1.54%

Noninterest-bearing:
Demand deposits	282,909			198,023
Other liabilities	38,491			24,119
Shareholders’ equity	171,136			144,553

Total liabilities and shareholders’ equity	$2,240,910			$1,983,539

Net interest income/spread		$39,797	3.70%		$34,394	3.54%

Net interest margin			3.86%			3.74%

(1)	Interest income includes the effect of taxable equivalent adjustment for 2012 and 2011 of $34,300 and $53,300, respectively.
(2)	Interest income includes the effect of taxable-equivalent adjustment for 2012 and 2011 of $207,700 and $123,400, respectively.

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

In determining the appropriate level for the allowance, management ensures that the overall allowance appropriately reflects a margin for the imprecision inherent in most estimates of the range of probable credit losses. This additional amount, if any, is reflected in the overall allowance. Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio at June 30, 2012 (see “Asset Quality”).

The provision for loan losses for the six month period ending June 30, 2012 was $4.7 million compared to $10.6 million for the same period in 2011. The year-to-date decrease was primarily a result of a net decrease in specific reserves as more charge-offs for classified construction borrowers were processed and the associated collateral was transferred to ORE following foreclosure than additional problem loans being added and that require a specific reserve.

At date of acquisition, no allowance for loan losses was recorded on the covered loans acquired under the loss share agreements with the FDIC because these loans were recorded at fair value. On an ongoing basis, the Company re-evaluates the cash flows expected to be collected on the covered loans based on updates of assumptions regarding default rates, loss severities, and other factors that are reflective of current market conditions and, based upon those evaluations, determines if additional provision expense is required for the covered loans. Fidelity has evaluated the recorded investment of the covered loans and has compared actual losses to estimated losses and has determined that no allowance for loan losses was necessary for these covered loans as of June 30, 2012. Approximately $91,500 of provision expense was recorded during the second quarter of 2012 for these covered loans as a result of $91,500 of charge-offs that exceeded the Company’s initial loss expectations. The following schedule summarizes changes in the allowance for loan losses for the periods indicated:

	Six Months Ended June 30,		Year Ended December 31,
	2012	2011	2011
	(Dollars in thousands)
Balance at beginning of period	$27,956	$28,082	$28,082
Net charge-offs:
Commercial, financial and agricultural	643	89	675
SBA	81	475	1,329
Real estate-construction	2,974	6,058	12,898
Real estate-mortgage	228	297	760
Consumer installment	1,525	1,987	4,789

Total net charge-offs	5,451	8,906	20,451

Provision for loan losses	4,700	10,625	20,325

Balance at end of period	$27,205	$29,801	$27,956

Annualized ratio of net charge-offs to average loans	0.60%	1.15%	1.72%

Allowance for loan losses as a percentage of loans at end of period	1.56%	2.04%	1.38%

Allowance for loan losses as a percentage of loans, excluding covered loans	1.65%	2.04%	1.81%

Net charge-offs for the six months ended 2012 totaled $5.5 million, down from $8.9 million of net charge-offs recorded in the same period of 2011. The net charge-offs for the six months ended 2012 were made up of $3.0 million of real estate construction and $1.5 million of consumer installment, down from net charge-offs of $6.1 million and $2.0 million, respectively, recorded on these loan classes during the same period of 2011.

Noninterest Income

Noninterest income for the three months ended June 30, 2012 was $17.0 million compared to $14.1 million for the same period in 2011, an increase of $2.9 million for the three month period. The increase is the result of an increase in mortgage banking activities of $5.3 million to $10.8 million for the quarter ended June 30, 2012 compared to the same period in 2011, an increase of 96.3%. The increase was driven by a 226% increase in the pipeline which exceeded $454 million at June 30, 2012; total funded loan volume of over $471 million, a 72% increase compared to the same quarter in 2011; slightly offset by a $2.0 million MSR impairment recorded in the second quarter of 2012. Historically low interest rates and an increase in origination staff contributed to the increase in both the pipeline and funding volume. Mortgage servicing rights (MSR) values can be highly impacted by fluctuation in market interest rates and global financial market uncertainty. During periods of economic uncertainty this can result in projected declining interest rates. A significant enough decline can result in a temporary impairment of MSR value primarily as a result of increased underlying loan prepayments. As the markets stabilize and/or rates increase, the prepayment assumptions decrease resulting in increased servicing values which can result in an impairment recovery.

For the six month period ending June 30, 2012, noninterest income increased $8.9 million to $34.7 million compared to $25.8 million during the same period in 2011. The increase is the result of an $11.5 million increase in mortgage banking activities income and $504,000 relating to the accretion of the FDIC indemnification asset and the recognized gain on the acquisition of Decatur First of $1.7 million. These increases were offset by a decrease in SBA lending activities income of $3.7 million, to $2.1 million for the six month period ended June 30, 2012 compared to the six months ended June 30, 2011.

Noninterest Expense

Noninterest expense was $26.1 million for the three month period ended June 30, 2012, compared to $20.9 million for the same period in 2011, an increase of $5.2 million, or 24.8%. The increase was a result of higher salaries and employee benefits which increased $3.7 million, or 31.6%, due to higher commission expense related to the increased mortgage banking volume and increased personnel from the Decatur First and Security Exchange acquisitions. Also contributing to the increase in noninterest expense was a $628,000, or 43.3%, increase in professional service fees, partially offsetting these increases was a $331,000, or 41.1%, decrease in FDIC insurance premium expense.

For the six months ended June 30, 2012, noninterest expense increased $10.1 million to $51.4 million, or 24.4%, when compared to the same six month period of 2011. The increase was a result of higher salaries and employee benefits which increased $7.7 million, or 34.3%, due to higher commission expense related to the increased mortgage banking volume and increased personnel from the Decatur First and Security Exchange acquisitions. Also contributing to the increase in noninterest expense was a $1.6 million, or 59.6%, increase in professional service fees, partially offset by decreases of $763,000, or 44.7%, in FDIC insurance premium expense and $813,000 in ORE expense, due primarily to declining balances and lower ORE write-downs. In total, ORE balances increased $12.2 million, or 40.0% during the six month period principally due to the acquisition of Security Exchange. Excluding covered assets, ORE balances increased $3.9 million during the period. Details of ORE expense are presented below.

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	$	%	$	%	$	%	$	%
	(Dollars in thousands)
Write-down of ORE	$1,138	66.9%	$1,069	59.6%	$2,085	60.6%	$2,669	62.8%
ORE real property taxes	110	6.5	130	7.3	318	9.2	259	6.1
Foreclosure expense	111	6.5	373	20.8	336	9.8	840	19.8
ORE misc. expense	343	20.1	221	12.3	700	20.4	483	11.3

Other real estate expense	$1,702	100.0%	$1,793	100.0%	$3,439	100.0%	$4,251	100.0%

Provision for Income Taxes

The provision for income taxes for the second quarter of 2012 was $3.5 million, compared to $1.8 million for the same period in 2011. For the six month period ended June 30, 2012, provision for income taxes was $6.4 million compared to $2.6 million for the same period in 2011. The increased income tax expense for the three and six month period ending June 30, 2012 was primarily the result of an increase in income before income taxes. The effective income tax rate at June 30, 2012, differs from the statutory rate primarily due to benefits related to increases in the cash surrender value of life insurance.

Taxes are accounted for in accordance with Accounting Standards Codification 740-10-05. Under the liability method, deferred tax assets and liabilities (“net DTA”) are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A charge to establish a valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) some portion or all of the deferred tax assets will not be realized.

Four sources of taxable income are considered in determining whether a valuation allowance is required: taxable income in prior years, future reversals of existing taxable temporary differences, tax planning strategies and future taxable income. Management has concluded that it will more likely than not realize the benefit of its net DTA as of June 30, 2012. Management believes that sufficient taxable income will be present in near term future periods to fully realize these net DTAs.

Financial Condition

Total assets were $2.416 billion at June 30, 2012, compared to $2.235 billion at December 31, 2011, an increase of $181.0 million, or 8.1%. This increase was due to $116.8 million in assets acquired in the Security Exchange assumption, a $32.4 million increase in the FDIC indemnification asset, and an $80.5 million increase in loans held-for-sale. These increases were offset by a decrease in investment securities available-for-sale of $68.2 million.

Cash and cash equivalents decreased $19.0 million, or 33.1%, to $38.3 million at June 30, 2012, compared to December 31, 2011. This balance varies with the Bank’s liquidity needs and is influenced by scheduled loan closings, investment purchases, timing of customer deposits, and loan sales.

Loans increased $122.3 million, or 7.5%, to $1.746 billion at June 30, 2012, compared to $1.624 billion at December 31, 2011. The increase in loans was primarily the result of an increase in consumer loans of $100.2 million, or 10.8%, to $926.0 million. Consumer installment loans increased as the Bank grew its indirect automobile loan portfolio by expanding its lending area. Somewhat offsetting this increase was a decrease in real estate construction loans of $13.3 million, or 10.9%, to $109.5 million. As the real estate market continued its sluggish trend during the first six months of 2012, demand for construction loans continued to be limited.

Loans held-for-sale increased $80.5 million, or 60.1%, to $214.3 million at June 30, 2012, compared to December 31, 2011. The increase was due primarily to an increase in mortgage loans held-for-sale as a result of a decrease in mortgage interest rates during the first half of 2012 which increased loan volume related to refinancing activity. Total loan production and loans sold are detailed in the table below:

	Six Months Ended June 30,		Year Ended December 31,
	2012	2011	2011	2010	2009
	(In thousands)
Loans Originated	$1,522,808	$1,093,102	$2,492,439	$2,209,238	$1,635,580
Loans Sold	$879,861	$689,199	$1,446,025	$1,245,659	$818,968

Asset Quality

The following schedule summarizes our asset quality at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Including Covered Assets	Excluding Covered Assets	Including Covered Assets	Excluding Covered Assets	June 30, 2011
		(Dollars in thousands)
Nonaccrual loans	$90,797	$62,142	$66,685	$60,413	$69,654
Other real estate owned	42,727	24,929	30,526	21,058	21,026
Repossessions	1,103	1,103	1,423	1,423	932

Total nonperforming assets	$134,627	$88,174	$98,634	$82,894	$91,612

Total classified assets (1)	$122,280	$115,719	$119,569	$112,244	$122,496

SBA guaranteed loans included in classified assets	8,882	$8,882	$5,216	$5,216	$6,669

Loans past due 90 days, still accruing	$111	$111	$116	$116	$—

Ratio of nonperforming assets to total loans, ORE, and repossessions	6.14%	5.81%	5.96%	5.28%	7.76%

Ratio of allowance for loan losses to loans	1.56%	1.65%	1.72%	1.81%	2.04%

Classified assets to Tier 1 capital +allowance for loan losses	51.20%	48.45%	52.68%	49.45%	54.95%

(1)	Classified covered assets are presented net of the 80% loss share agreement with the FDIC.

The $62.1 million in nonaccrual loans at June 30, 2012, included $17.5 million in residential construction related loans, $37.7 million in commercial and SBA loans and $1.3 million in retail and consumer loans. Of the $17.5 million in residential construction related loans on nonaccrual, $8.1 million was related to single family construction loans with completed homes and homes in various stages of completion, and $9.4 million was related to single family developed lots.

The $24.9 million in other real estate excluding covered loans at June 30, 2012, was made up of 15 commercial properties with a balance of $7.7 million and the remainder were residential construction related balances which consisted of $2.0 million in 19 residential single family homes completed or substantially completed, $12.3 million in 713 single family developed lots, and $2.9 million in 7 parcels of undeveloped land.

The Bank makes standard representations and warranties in the normal course of selling mortgage loans in the secondary market. We have not experienced any material repurchase requests as a result of these obligations related to the representations and warranties. The Bank does not securitize the mortgages it originates.

Deposits

	June 30, 2012		December 31, 2011
	$	%	$	%
	(Dollars in millions)
Core deposits(1)	$1,634.5	82.2%	$1,523.0	81.4%
Time deposits greater than $100,000	343.6	17.3	329.3	17.6
Brokered deposits	9.2	0.5	19.2	1.0

Total deposits	$1,987.3	100.0%	$1,871.5	100.0%

(1)	Core deposits include noninterest-bearing demand, money market and interest-bearing demand, savings deposits, and time deposits less than $100,000.

Total deposits at June 30, 2012, were $1.987 billion compared to $1.872 billion at December 31, 2011. Time deposits greater than $100,000 increased $14.4 million, or 4.4%, to $345.1 million. Noninterest-bearing demand deposits increased $111.4 million, or 7.3%, to $343.6 million. Interest-bearing demand deposits and money market deposits increased $91.3 million, or 17.3%, to $618.3 million. Noninterest-bearing demand accounts increased and interest-bearing deposits increased as management worked to move customers to cheaper deposit products to improve the net interest margin and lower the total cost of funds.

Other Long-Term Debt

Other long-term debt decreased $27.5 million, or 52.4%, to $25.0 million at June 30, 2012, compared to $52.5 million at December 31, 2011. The decrease is a result of the reclassification of four FHLB advances totaling $27.5 million from long-term borrowings to short-term borrowings. A $5.0 million 2.40% FHLB advance maturing March 12, 2013, a $5.0 million 2.79% FHLB advance maturing March 12, 2013, a $15.0 million 2.90% FHLB advance maturing March 11, 2013, and a $2.5 million 2.40% FHLB advance maturing April 3, 2013 were reclassified during the first six months of 2012.

	June 30, 2012	December 31, 2011
	(In thousands)
FHLB three year Fixed Rate Advance with interest at 1.76% maturing July 16, 2013	$25,000	$25,000
FHLB five year European Convertible Advance with interest at 2.395% maturing March 12, 2013, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of two years	—	$5,000
FHLB five year European Convertible Advance with interest at 2.79% maturing March 12, 2013, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of two years	—	$5,000
FHLB five year European Convertible Advance with interest at 2.40% maturing April 3, 2013, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of two years	—	2,500
FHLB four year Fixed Rate Credit Advance with interest at 2.90% maturing March 11, 2013	—	15,000

Total long-term debt	$25,000	$52,500

Liquidity and Capital Resources

Market and public confidence in our financial strength and that of financial institutions in general will largely determine the access to appropriate levels of liquidity. This confidence is significantly dependent on our ability to maintain sound credit quality and the ability to maintain appropriate levels of capital resources.

Liquidity is defined as the ability to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis. Management measures the liquidity position by giving consideration to both on-balance sheet and off-balance sheet sources of and demands for funds on a daily and weekly basis. In addition, due to FSC being a separate entity and apart from the Bank, it must provide for its own liquidity. FSC is responsible for the payment of dividends declared for its common and preferred shareholders, and interest and principal on any outstanding debt or trust preferred securities.

Sources of the Bank’s liquidity include cash and cash equivalents, net of Federal requirements to maintain reserves against deposit liabilities; investment securities eligible for sale or pledging to secure borrowings from dealers and customers pursuant to securities sold under agreements to repurchase (“repurchase agreements”); loan repayments; loan sales; deposits and certain interest-sensitive deposits; brokered deposits; a collateralized line of credit at the Federal Reserve Bank of Atlanta (“FRB”) Discount Window; a collateralized line of credit from the Federal Home Loan Bank of Atlanta (“FHLB”); and borrowings under unsecured overnight Federal funds lines available from correspondent banks. Substantially all of FSC’s liquidity is obtained from capital raises, subsidiary service fees and dividends from the Bank, which is limited by applicable law. The principal demands for liquidity are new loans, anticipated fundings under credit commitments to customers and deposit withdrawals.

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

In addition to the ability to increase brokered deposits and retail deposits, as of June 30, 2012, we had the following sources of available unused liquidity:

June 30, 2012
(In thousands)
Unpledged securities	$53,836
FHLB advances	17,773
FRB lines	258,850
Unsecured Federal funds lines	42,008
Additional FRB line based on eligible but unpledged collateral	514,155

Total sources of available unused liquidity	$886,622

The Company’s net liquid asset ratio, defined as federal funds sold, investments maturing within 30 days, unpledged securities, available unsecured federal funds lines of credit, FHLB borrowing capacity and available brokered certificates of deposit divided by total assets was 16.6% at June 30, 2012, 21.0% at December 31, 2011 and 16.6% at June 30, 2011.

Shareholders’ Equity

Shareholders’ equity was $178.9 million at June 30, 2012, and $167.3 million at December 31, 2011. The increase in shareholders’ equity in the first six months of 2012 was primarily the result of net income offset by preferred dividends paid during the first six months of 2012.

Capital Ratios

The Company is regulated by the Board of Governors of the Federal Reserve Board and is subject to the securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the Federal Deposit Insurance Corporation and the Georgia Department of Banking and Finance. The Company is not aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

The Bank must comply with regulatory capital requirements established by the regulators. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (“PCA”), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. These capital standards require us to maintain minimum ratios of “Tier 1” capital to total risk-weighted assets and total capital to risk-weighted assets of 4.00% and 8.00%, respectively. Tier 1 capital is comprised of total shareholders’ equity calculated in accordance with generally accepted accounting principles, excluding accumulated other comprehensive income (loss), less intangible assets, and total capital is comprised of Tier 1 capital plus certain adjustments, the largest of which is our allowance for loan losses. Risk-weighted assets refer to our on- and off-balance sheet exposures, adjusted for their related risk levels using formulas set forth in FDIC regulations.

In addition to the risk-based capital requirements described above, we are subject to a leverage capital requirement, which calls for a minimum ratio of Tier 1 capital to quarterly average total assets of 4.00%.

At June 30, 2012, the Bank’s capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents our capital ratios and the minimum regulatory requirements:

		Minimum Regulatory Requirement
	Fidelity Bank	Adequately Capitalized	Well Capitalized
Total risk-based capital ratio	12.47%	8.00%	10.00%
Tier 1 risk-based capital ratio	10.71%	4.00%	6.00%
Leverage capital ratio	9.35%	4.00%	5.00%

The Company is not subject to the provisions of prompt corrective action. The Company had total risk-based capital ratio, tier 1 risk-based capital ratio, and leverage capital ratio of 13.29%, 11.68%, and 10.19%, respectively, at June 30, 2012.

Basel III

The U.S. banking agencies have indicated informally that they expect to adopt Basel III implementing regulations in mid-2012. Notwithstanding its release of the Basel III framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, Dodd-Frank requires or permits the Federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to the Bank may be substantially different from the Basel III framework as published in December 2011. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Bank’s net income and return on equity.

The Basel III capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier I” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.

The following table describes the revised capital adequacy guidelines and the regulatory framework for prompt corrective action that we must meet beginning January 1, 2015:

Prompt Corrective Action Categories and Ratios	Tier 1 Leverage %	Common Equity Tier 1 RBC (Proposed %)	Tier 1 Risk-Based Capital		Total RBC %
			Current %	Proposed %
Well Capitalized	≥ 8.0	≥ 6.5	≥ 6.0	≥ 8.0	≥ 10.0
Adequately Capitalized	≥ 4.0	≥ 4.5	≥ 4.0	≥ 6.0	≥ 8.0
Undercapitalized	< 4.0	< 4.5	< 4.0	< 6.0	< 8.0
Significantly Undercapitalized	< 3.0	< 3.0	< 3.0	< 4.0	< 6.0
Critically Undercapitalized	Tangible Equity / Total Assets ≤ 2%

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

The implementation of the Basel III framework will commence January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios:

•	3.5% CET1 to risk-weighted assets.

•	4.5% Tier 1 capital to risk-weighted assets.

•	8.0% Total capital to risk-weighted assets.

The Basel III framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under the current risk-weighting rules, these three assets typically receive a risk-weighting of 100%. Under the proposed Basel III rules, the balance of these three items included in CET1 capital will receive a risk-weighting of 250%.

Loans are also subject to changes in risk-grading due to Basel III. Construction and development and commercial real estate loans typically have a risk weighting of 100%. Under the proposed Basel III rules, the risk-grading for this type of loan will increase to 150%. 1-4 family first lien loans are typically risk-weighted at 50%. The proposed Basel III rule will change the determination of the risk-weighting on these loans to a two category approach based on the loan-to-value (“LTV”) ratio. The LTV is calculated by dividing the current unpaid balance of the loan by the lesser of the original value of the property at the origination of the loan, the value of the property at the time of restructuring or modification, or the actual acquisition cost of the property. Category 1 loans included 1-4 family first liens that 1) fully amortizing with no balloon, 2) have terms less than or equal to 30 years, and 3) have documented borrower income. Category 2 include all 1-4 family not included in category 1, 1-4 family junior liens, and home equity loans. Category 1 loans are subject to risk-weighting between 35% and 100% depending on the LTV and category 2 loans are subject to risk-weighting between 100% and 200% depending on the LTV.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014, and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased-in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The following Schedule details the Current Phase-in Arrangements for BASEL III capital ratios:

BASEL III Current Phase-in Arrangements Schedule

Item	2013 (%)	2014 (%)	2015 (%)	2016 (%)	2017 (%)	2018 (%)	2019 (%)
Phase-in of certain deductions from Common Equity Tier 1 (including threshold deduction items that are over the limits)		20	40	60	80	100	100
Minimum Common Equity Tier 1 Risk-Based Capital	3.5	4.0	4.5	4.5	4.5	4.5	4.5
Minimum Tier 1 Risk-Based Capital	4.5	5.54	6.0	6.0	6.0	6.0	6.0
Minimum Total Risk-Based Capital	8.0	8.0	8.0	8.0	8.0	8.0	8.0
Capital Conversion Buffer				0.625	1.25	1.875	2.5
Common Equity Tier 1 Plus Capital Conversion Buffer	3.5	4.0	4.5	5.125	5.75	6.375	7.00
Minimum Tier 1 Capital Plus Capital Conversion Buffer	4.5	5.5	6.0	6.625	7.25	7.875	8.5
Minimum Total Capital Plus Conservation Buffer	8.0	8.0	8.0	8.625	9.25	9.875	10.5

*	Capital instruments that no longer qualify as additional Tier 1 or Tier 2 capital would be phased out over a 10 year horizon beginning in 2013.
*	Revised PCA ratios are effective on January 1, 2015.

Troubled Asset Relief Program Capital Purchase Program

On October 14, 2008, the U.S. Treasury announced the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (the “Program”). On December 19, 2008, as part of the Program, Fidelity entered into a Letter Agreement (“Letter Agreement”) and a Securities Purchase Agreement – Standard Terms with the Treasury, pursuant to which Fidelity agreed to issue and sell, and the Treasury agreed to purchase (1) 48,200 shares of Fidelity’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and (2) a ten-year warrant to purchase up to 2,266,458 shares of the Company’s common stock at an exercise price of $3.19 per share, for an aggregate purchase price of $48.2 million in cash. In June 2012, the U.S. Treasury sold all of its shares of the Company’s preferred stock, acquired in December 2008 under TARP, in a public offering as part of a modified Dutch auction process. The Company did not receive any proceeds from this auction; however the Company’s operations are no longer limited by the TARP restrictions or regulations regarding executive compensation. In addition, certain terms set forth in the Letter Agreement only applied so long as Treasury held preferred shares and are no longer applicable.

Dividends

In April and July 2012, the Company declared a stock dividend equal to 1 share for every 60 shares owned. Basic and diluted earnings per share for prior years have been retroactively adjusted to reflect this stock dividend. Future dividends will require a quarterly review of current and projected earnings for the remainder of 2012 in relation to capital requirements prior to the determination of the dividend, and be subject to regulatory restrictions under applicable law.

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

The interest rate sensitivity structure within our balance sheet at June 30, 2012, indicated a cumulative net interest sensitivity asset gap of 10.06% when projecting out six months. When projecting forward one year, there was a cumulative net interest sensitivity asset gap of 8.44%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. Our policy states that the cumulative gap at one year should generally be within 75 and 125 basis points. At June 30, 2012 our cumulative gap ratio was 119 basis points.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to claims and lawsuits arising in the course of normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of June 30, 2012, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our results of operations or financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Repurchases

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

(a)	Exhibits. The following exhibits are filed as part of this Report.

2(b)	Purchase and Assumption Agreement dated as of June 15, 2012 by and among the Federal Deposit Insurance Corporation, Receiver of Security Exchange Bank, Marietta, Georgia; Fidelity Bank and the Federal Deposit Insurance Corporation acting in its corporate capacity (incorporated by reference from Exhibit 2.1 to Fidelity Southern Corporation’s Form 8-K filed June 21, 2012)

3(a)	Amended and Restated Articles of Incorporation of Fidelity Southern Corporation, as amended effective December 16, 2008 (incorporated by reference from Exhibit 3(a) to Fidelity Southern Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009)

3(b)	Articles of Amendment to the Articles of Incorporation of Fidelity Southern Corporation (incorporated by reference from Exhibit 3.1 to Fidelity Southern Corporation’s Form 8-K filed November 18, 2010)

3(c)	By-Laws of Fidelity Southern Corporation, as amended (incorporated by reference from Exhibit 3(b) to Fidelity Southern Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

3(d)	By-Laws of Fidelity Southern Corporation, as amended (incorporated by reference from Exhibit 3.2 to Fidelity Southern Corporation’s Form 8-k filed November 18, 2010)

4(a)	See Exhibits 3(a) and 3(b) for provisions of the Amended and Restated Articles of Incorporation, as amended, and Bylaws, which define the rights of the shareholders.

4(b)	Tax Benefits Preservation Plan dated November 19, 2010 between Fidelity Southern Corporation and Mellon Investor Services LLC as Rights Agent (incorporated by reference from Exhibit 4.1 to Fidelity Southern Corporation’s Form 8-K filed November 18, 2010)

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial Statements submitted in XBRL format

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY SOUTHERN CORPORATION
(Registrant)
Date: August 14, 2012	BY:	/S/ JAMES B. MILLER, JR.
James B. Miller, Jr.
Chief Executive Officer
Date: August 14, 2012	BY:	/s/ STEPHEN H. BROLLY
Stephen H. Brolly
Chief Financial Officer