Form 10-Q/A
period 2012-06-30
FIDELITY SOUTHERN CORP
filed 2012-08-24
CIK 822662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Fidelity Southern Corporation is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “Form 10-Q”), filed with the Securities and Exchange Commission (“SEC”) on August 14, 2012, for the sole purpose of furnishing the XBRL Interactive Data Files as Exhibit 101.

No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

2(b)	Purchase and Assumption Agreement dated as of June 15, 2012 by and among the Federal Deposit Insurance Corporation, Receiver of Security Exchange Bank, Marietta, Georgia; Fidelity Bank and the Federal Deposit Insurance Corporation acting in its corporate capacity (incorporated by reference from Exhibit 2.1 to Fidelity Southern Corporation’s Form 8-K filed June 21, 2012)

3(a)	Amended and Restated Articles of Incorporation of Fidelity Southern Corporation, as amended effective December 16, 2008 (incorporated by reference from Exhibit 3(a) to Fidelity Southern Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009)

3(b)	Articles of Amendment to the Articles of Incorporation of Fidelity Southern Corporation (incorporated by reference from Exhibit 3.1 to Fidelity Southern Corporation’s Form 8-K filed November 18, 2010)

3(c)	By-Laws of Fidelity Southern Corporation, as amended (incorporated by reference from Exhibit 3(b) to Fidelity Southern Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

3(d)	By-Laws of Fidelity Southern Corporation, as amended (incorporated by reference from Exhibit 3.2 to Fidelity Southern Corporation’s Form 8-k filed November 18, 2010)

4(a)	See Exhibits 3(a) and 3(b) for provisions of the Amended and Restated Articles of Incorporation, as amended, and Bylaws, which define the rights of the shareholders.

4(b)	Tax Benefits Preservation Plan dated November 19, 2010 between Fidelity Southern Corporation and Mellon Investor Services LLC as Rights Agent (incorporated by reference from Exhibit 4.1 to Fidelity Southern Corporation’s Form 8-K filed November 18, 2010)

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial Statements submitted in XBRL format

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY SOUTHERN CORPORATION
(Registrant)

Date: August 24, 2012	BY:	/s/ JAMES B. MILLER, JR.
James B. Miller, Jr.
Chief Executive Officer

Date: August 24, 2012	BY:	/s/ STEPHEN H. BROLLY
Stephen H. Brolly
Chief Financial Officer