Form 10-Q
period 2012-09-30
FIDELITY SOUTHERN CORP
filed 2012-11-09
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 __________________________________________________________________
FORM 10-Q
 __________________________________________________________________
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarter ended September 30, 2012
Commission file number 001-34981
 __________________________________________________________________
Fidelity Southern Corporation
(Exact name of registrant as specified in its charter)
 __________________________________________________________________

Georgia	58-1416811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3490 Piedmont Road, Suite 1550, Atlanta GA	30305
(Address of principal executive offices)	(Zip Code)

(404) 639-6500
(Registrant's telephone number, including area code)
 __________________________________________________________________
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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of November 5, 2012 (the most recent practicable date), the Registrant had outstanding approximately 14,392,821 shares of Common Stock.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
Report on Form 10-Q
September 30, 2012

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2012	December 31, 2011
	(dollars in thousands)
Assets
Cash and due from banks	$44,993	$53,380
Interest-bearing deposits with banks	1,208	1,493
Federal funds sold	1,165	2,411
Cash and cash equivalents	47,366	57,284
Investment securities available-for-sale (amortized cost of $158,756 and $255,435 at September 30, 2012 and December 31, 2011, respectively)	165,598	261,419
Investment securities held-to-maturity (fair value of $7,520 and $9,662 at September 30, 2012 and December 31, 2011, respectively)	6,842	8,876
Investment in FHLB stock	9,760	7,582
Loans held-for-sale (loans at fair value: $212,714 at September 30, 2012; $90,907 at December 31, 2011)	259,659	133,849
Loans	1,745,185	1,623,871
Allowance for loan losses	(31,476)	(27,956)
Loans, net of allowance for loan losses	1,713,709	1,595,915
FDIC indemnification asset	38,225	12,279
Premises and equipment, net	36,519	28,909
Other real estate, net	45,175	30,526
Accrued interest receivable	8,384	9,015
Bank owned life insurance	32,397	31,490
Deferred tax asset, net	16,520	16,224
Other assets	62,640	41,427
Total Assets	$2,442,794	$2,234,795
Liabilities
Deposits:
Noninterest-bearing demand deposits	$354,029	$269,590
Interest-bearing deposits:
Demand and money market	604,124	526,962
Savings	310,835	389,246
Time deposits, $100,000 and over	348,871	329,164
Other time deposits	326,471	337,350
Brokered deposits	59,303	19,204
Total deposits	2,003,633	1,871,516
FHLB short-term borrowings	99,500	34,500
Short-term borrowings	50,889	18,581
Subordinated debt	67,527	67,527
Other long-term debt	—	52,500
Accrued interest payable	1,467	2,535
Other liabilities	32,277	20,356
Total Liabilities	2,255,293	2,067,515
Shareholders’ Equity
Preferred stock, no par value. Authorized 10,000,000; 48,200 shares issued and outstanding.	47,123	46,461
Common stock, no par value. Authorized 50,000,000; issued and outstanding 14,481,336 and 13,929,291 at September 30, 2012 and December 31, 2011.	79,855	74,219
Accumulated other comprehensive gain, net of tax	4,242	3,710
Retained earnings	56,281	42,890
Total shareholders’ equity	187,501	167,280
Total Liabilities and Shareholders’ Equity	$2,442,794	$2,234,795
See accompanying notes to consolidated financial statements

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands, except per share data)
Interest income
Loans, including fees	$69,364	$64,302	$23,724	$21,258
Investment securities	3,903	4,994	1,208	1,592
Federal funds sold and bank deposits	28	199	6	109
Total interest income	73,295	69,495	24,938	22,959
Interest expense
Deposits	8,351	12,790	2,686	3,810
Short-term borrowings	881	512	454	168
Subordinated debt	3,361	3,365	1,090	1,122
Other long-term debt	457	1,056	18	304
Total interest expense	13,050	17,723	4,248	5,404
Net interest income	60,245	51,772	20,690	17,555
Provision for loan losses	8,177	15,025	3,477	4,400
Net interest income after provision for loan losses	52,068	36,747	17,213	13,155
Noninterest income
Service charges on deposit accounts	3,572	2,995	1,259	1,023
Other fees and charges	2,477	1,929	841	676
Mortgage banking activities	37,679	16,629	14,755	5,186
Indirect lending activities	4,937	4,310	2,164	1,600
SBA lending activities	4,229	6,592	2,107	756
Bank owned life insurance	984	979	330	326
Securities gains	307	1,078	4	—
Other	7,598	1,246	5,634	411
Total noninterest income	61,783	35,758	27,094	9,978
Noninterest expense
Salaries and employee benefits	48,763	34,115	18,589	11,652
Furniture and equipment	3,003	2,280	1,032	737
Net occupancy	3,850	3,389	1,360	1,094
Communication	1,999	1,636	739	541
Professional and other services	6,214	4,119	1,992	1,474
Cost of operation of other real estate	6,267	5,567	2,828	1,316
FDIC insurance premiums	1,424	2,136	479	428
Other	11,223	8,531	4,305	3,173
Total noninterest expense	82,743	61,773	31,324	20,415
Income before income tax expense	31,108	10,732	12,983	2,718
Income tax expense	11,221	3,166	4,816	608
Net income	19,887	7,566	8,167	2,110
Preferred stock dividends and discount accretion	(2,469)	(2,469)	(823)	(823)
Net income available to common equity	$17,418	$5,097	$7,344	$1,287

Earnings per share:
Basic earnings per share	$1.21	0.40	0.51	0.09
Diluted earnings per share	1.08	0.36	0.45	0.08
Net income	$19,887	$7,566	$8,167	$2,110
Other comprehensive income, net of tax	532	2,516	360	1,694
Comprehensive income	$20,419	$10,082	$8,527	$3,804
Weighted average common shares outstanding-basic	14,362,339	12,590,076	14,434,753	13,831,333
Weighted average common shares outstanding-diluted	16,133,508	14,167,661	16,347,175	15,294,395
See accompanying notes to consolidated financial statements

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Preferred Stock		Common Stock		Accumulated Other Comprehensive Income Net of Tax	Retained Earnings	Total
	Shares	Amount	Shares	Amount
	(amounts in thousands)
Balance at December 31, 2010	48	$45,578	11,654	$57,542	$458	$36,933	$140,511
Comprehensive income:
Net income	—	—	—	—	—	7,566	7,566
Other comprehensive income, net	—	—	—	—	2,516	—	2,516
Comprehensive income	—	—	—	—	—	—	10,082
Common stock issued and share-based compensation under:
Employee benefit plans	—	—	19	218	—	—	218
Dividend reinvestment plan	—	—	19	132	—	—	132
Stock issuance	—	—	2,167	14,011	—	—	14,011
Accretion of discount on preferred stock	—	662	—	—	—	(662)	—
Preferred stock dividend	—	—	—	—	—	(1,807)	(1,807)
Cash dividend paid	—	—	—	—	—	(131)	(131)
Common stock dividend	—	—	—	417	—	(417)	—
Cash paid for fractional shares	—	—	—	—	—	(4)	(4)
Balance at September 30, 2011	48	$46,240	13,859	$72,320	$2,974	$41,478	$163,012

Balance at December 31, 2011	48	$46,461	13,929	$74,219	$3,710	$42,890	$167,280
Comprehensive income:
Net income	—	—	—	—	—	19,887	19,887
Other comprehensive income, net	—	—	—	—	532	—	532
Comprehensive income	—	—	—	—	—	—	20,419
Common stock issued and share-based compensation under:
Employee benefit plans	—	—	145	1,067	—	—	1,067
Dividend reinvestment plan	—	—	18	142	—	—	142
Stock issuance – restricted stock	—	—	389	409	—	—	409
Accretion of discount on preferred stock	—	662	—	—	—	(662)	—
Preferred stock dividend	—	—	—	—	—	(1,807)	(1,807)
Common stock dividend	—	—	—	4,018	—	(4,018)	—
Cash paid for fractional shares	—	—	—	—	—	(9)	(9)
Balance at September 30, 2012	48	$47,123	14,481	$79,855	$4,242	$56,281	$187,501
See accompanying notes to consolidated financial statements

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Operating Activities
Net income	$19,887	$7,566
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	8,177	15,025
Depreciation and amortization of premises and equipment	1,903	1,515
Other amortization	86	2,190
Reserve for impairment of other real estate	3,537	3,532
Share-based compensation	484	23
Gain on loan sales	(14,105)	(19,501)
Gain on acquisition of Security Exchange Bank	(4,012)	—
Gain on sales of other real estate	(1,267)	(547)
Increase in cash value of bank owned life insurance	(907)	(908)
Gain on investment security sales	(307)	(1,078)
Net decrease (increase) in deferred income taxes	690	(1,608)
Net increase in FDIC indemnification asset	(642)	—
Changes in assets and liabilities which provided (used) cash:
Net (decrease) increase from sales of loans	(91,972)	116,081
Accrued interest receivable	631	165
Other assets	(16,367)	(4,758)
Accrued interest payable	(1,068)	(895)
Other liabilities	9,914	5,966
Net cash (used in) provided by operating activities	(85,338)	122,768
Investing Activities
Purchases of investment securities available-for-sale	(14,090)	(171,838)
Proceeds from sales of investment securities available-for-sale	42,949	32,781
Maturities and calls of investment securities held-to-maturity	2,423	4,437
Maturities and calls of investment securities available-for-sale	86,706	66,414
Purchase of investment in FHLB stock	(2,567)	—
Redemption of investment in FHLB stock	—	129
Net increase in loans	(92,678)	(129,353)
Purchases of premises and equipment	(6,827)	(4,062)
Proceeds from acquisition	14,900	—
Net increase in cash from acquisition	14,817	—
Net cash provided by (used in) investing activities	45,633	(201,492)
Financing Activities
Net increase in transactional accounts	34,215	85,357
Net (decrease) increase in time deposits	(48,555)	66,912
Net increase (decrease) in borrowings	44,808	(15,466)
Common stock dividends paid, in lieu of fractional shares	(9)	(135)
Proceeds from the issuance of common stock	1,135	14,338
Preferred stock dividends paid	(1,807)	(1,807)
Net cash provided by financing activities	29,787	149,199
Net (decrease) increase in cash and cash equivalents	(9,918)	70,475
Cash and cash equivalents, beginning of period	57,284	47,759
Cash and cash equivalents, end of period	$47,366	$118,234
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$14,118	$18,618
Income taxes	$7,872	$8,886
Acquisition of Security Exchange Bank:
Assets acquired	$120,875	$—
Liabilities assumed	$148,140	$—
Non-cash transfers to other real estate	$13,918	$18,904
Accretion on U.S. Treasury preferred stock	$662	$662
Loans transferred from held-for-sale	$—	$1,586
See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2012
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
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods covered by the statements of income. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of mortgage loans held-for-sale, the calculations of and the amortization of capitalized servicing rights, the valuation of deferred income taxes, intangible assets and other purchase accounting related adjustments, and the valuation of real estate or other assets acquired in connection with foreclosures or in satisfaction of loans. In addition, the actual lives of certain amortizable assets and income items are estimates subject to change. The Company principally operates in one business segment, which is community banking.
In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. All such adjustments are normal recurring accruals. Certain previously reported amounts have been reclassified to conform to current presentation. These reclassifications had no impact on previously reported net income, or shareholders’ equity or cash flows. The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There were no new accounting policies or changes to existing policies adopted in the first nine months of 2012, which had a significant effect on the results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.
Operating results for the three and nine month periods ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and Annual Report to Shareholders for the year ended December 31, 2011.
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
The purchased assets and liabilities assumed were recorded at their estimated fair values on the date of acquisition. The estimated fair value of assets acquired, intangible assets and the cash payment received from the FDIC exceeded the estimated fair value of the liabilities assumed, resulting in a pretax gain of $1.7 million for Decatur First and a pretax gain of $4.0 million for Security Exchange. These gains were recorded in other noninterest income on the Consolidated Statements of Comprehensive Income.
Certain loans and other real estate acquired in the FDIC-assisted transactions of Decatur First Bank and Security Exchange Bank (collectively referred to as covered assets) are covered by Loss Share Agreements (“Loss Share Agreements”) between the

Bank and the FDIC which affords the Bank significant protection against future losses. Under the Loss Share Agreements, the FDIC has agreed to reimburse us for 80% of all losses incurred in connection with those covered assets for a period of five years for commercial loans and with the Loss Share Agreements for Decatur First, the FDIC has agreed to reimburse us for 80% of all losses incurred in connection with those covered assets for a period of 10 years for residential mortgage loans. There were no residential mortgage loans included in the Loss Share Agreement for Security Exchange. New loans made after the date of the transaction are not covered by the provisions of the Loss Share Agreements. The Bank acquired other assets that are not covered by the Loss Share Agreements, including investment securities purchased at fair market value and other assets. The acquired assets and liabilities, as well as adjustments to record the assets and liabilities at fair value, are presented in the following tables.

	As Recorded by FDIC/Decatur First	Fair Value Adjustments	As Recorded by Fidelity
	(amounts in thousands)
Assets
Cash and due from banks	$33,676	$—	$33,676
Investment securities	42,724	—	42,724
Loans	94,730	(15,306)	79,424
Loss share receivable	—	12,279	12,279
Core deposit intangible	—	1,002	1,002
Other real estate	14,426	(4,961)	9,465
Other assets	3,545	(594)	2,951
Total assets acquired	$189,101	$(7,580)	$181,521
Liabilities
Deposits	$169,927	$—	$169,927
FHLB advances	10,000	302	10,302
Other liabilities	182	177	359
Total liabilities assumed	$180,109	$479	$180,588

	As Recorded by FDIC/Security Exchange	Fair Value Adjustments	As Recorded by Fidelity
	(amounts in thousands)
Assets
Cash and due from banks	$29,717	$—	$29,717
Investment securities	18,579	—	18,579
Loans	64,358	(17,147)	47,211
Loss share receivable	—	25,304	25,304
Core deposit intangible	—	406	406
Other real estate	45,594	(22,860)	22,734
Other assets	7,628	(987)	6,641
Total assets acquired	$165,876	$(15,284)	$150,592
Liabilities
Deposits	$146,457	$—	$146,457
Other liabilities	122	1,561	1,683
Total liabilities assumed	$146,579	$1,561	$148,140
  The Loss Share Agreements applicable to single family residential mortgage loans provides for FDIC loss sharing and Bank reimbursement to the FDIC for ten years. The Loss Share Agreements applicable to commercial loans provides for FDIC loss sharing for five years and Bank reimbursement to the FDIC for eight years.
The reimbursable losses from the FDIC are based on the acquisition book value of the covered assets, the contractual balance of acquired unfunded commitments, and certain future net direct costs incurred in the collection and settlement process. The amount that the Bank realizes on these assets could differ materially from the carrying value that will be reflected in any financial statements, based upon the timing and amount of collections and recoveries on the covered assets in future periods. Because the FDIC will reimburse the Bank for 80% of losses incurred on the covered assets, an indemnification asset (FDIC indemnification asset) was recorded at fair value at the acquisition date. The loss share agreements on the acquisition date reflect the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties. This asset is adjusted quarterly based on additional expected losses and remittances received. The carrying value of the indemnification asset at September 30, 2012 was $38.2 million compared to $12.3 million at December 31, 2011.
The loss share agreements continue to be measured on the same basis as the related indemnified loans. Deterioration in credit quality of the loans (recorded as an adjustment to the Allowance for Loan Losses) or declines in the fair value of other real estate owned would immediately increase the basis of the indemnification asset, with the offset recorded through the Consolidated Statements of Comprehensive Income. Improvements in the credit quality or expected loan cash flows (reflected as an adjustment to yield and accreted into income over the remaining life of the loan) result in a decrease in the fair value of the FDIC indemnification asset, with the decrease being amortized into income over the same period or the life of the loss share agreements, whichever is shorter. Initial fair value accounting incorporates into the fair value of the indemnification asset an element of the time value of money, which is accreted back into income over the life of the loss share agreements. A summary of activity for the FDIC indemnification asset for the nine-months ended September 30, 2012 is presented below:

September 30, 2012
(In thousands)
Indemnification Asset
Balance at January 1, 2012	$12,279
Adjustments:
Accretion income, FDIC indemnification asset	551
Additional estimated covered losses	4,312
Loss share remittances	(4,709)
Acquisition of Security Exchange Bank	25,304
Other adjustments	488
Balance at September 30, 2012	$38,225
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

	Three Months Ended September 30,
	2012	2011
	(dollars in thousands, except per share data)
Net income	$8,167	$2,110
Less dividends on preferred stock and accretion of discount	(823)	(823)
Net income available to common equity	$7,344	$1,287
Average common shares outstanding	13,827,091	12,967,040
Effect of stock dividends	607,662	864,293
Average common shares outstanding – basic	14,434,753	13,831,333
Dilutive stock options and warrants	1,831,914	1,371,638
Effect of stock dividends	80,508	91,424
Average common shares outstanding – dilutive	16,347,175	15,294,395
Earnings per share – basic	$0.51	$0.09
Earnings per share – dilutive	$0.45	$0.08

	Nine Months Ended September 30,
	2012	2011
	(dollars in thousands, except per share data)
Net income	$19,887	$7,566
Less dividends on preferred stock and accretion of discount	(2,469)	(2,469)
Net income available to common equity	$17,418	$5,097
Average common shares outstanding	13,757,725	11,803,347
Effect of stock dividends	604,614	786,729
Average common shares outstanding – basic	14,362,339	12,590,076
Dilutive stock options and warrants	1,696,608	1,479,005
Effect of stock dividends	74,561	98,580
Average common shares outstanding – dilutive	16,133,508	14,167,661
Earnings per share – basic	$1.21	$0.40
Earnings per share – dilutive	$1.08	$0.36
Average number of shares for the three and nine month periods ended September 30, 2012 and 2011 includes participating securities related to unvested restricted stock awards. For the three months ended September 30, 2012, there were 21,905 in common stock options with an average exercise price of $16.44. For the nine months ended September 30, 2012, there were 116,905 in common stock options with an average exercise price of $8.08. For the three and nine months ended September 30, 2011, there were 150,907 in options with an average price of $18.37. These shares would have been included in the calculation of dilutive earnings per share except that to do so would have an anti-dilutive impact on earnings per share.
4. CONTINGENCIES
Due to the nature of their activities, the Company and its subsidiaries are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of September 30, 2012. While it is difficult to predict or determine the outcome of these proceedings, it is the opinion of management, after consultation with its legal counsel, that the ultimate liabilities, if any, will not have a material adverse impact on the Company’s consolidated results of operations, financial position, or cash flows.
In the December 31, 2011 Annual Report on Form 10-K, the Company reported that the Bank was named as a defendant in a state-wide class action in which the plaintiffs alleged that overdraft fees charged to customers constitute interest as, as such, are usurious under Georgia law. During the third quarter of 2012, the Bank entered into an agreement to resolve this class action. The Bank recorded a $1.0 million noninterest expense for this settlement in the third quarter of 2012. The Bank had previously reserved $1.0 million in connection with this litigation in 2011.
5. SHARE-BASED COMPENSATION
The Company’s 1997 Stock Option Plan authorized the grant of options to management personnel for up to 500,000 shares of the Company’s common stock. All options granted have three year to eight year terms and vest and become fully exercisable at the end of three years to five years of continued employment. No options may be or were granted after June 30, 2007, under this plan. There are no remaining exercisable options from this plan.
The Fidelity Southern Corporation Equity Incentive Plan (the “2006 Incentive Plan”), as amended, permits the grant of stock options, stock appreciation rights, restricted stock and other incentive awards (“Incentive Awards”). Pursuant to an amendment to the Plan adopted by the shareholders on April 26, 2012, the maximum number of shares of the Company’s common stock that may be issued under the 2006 Incentive Plan is 5,000,000 shares, all of which may be stock options. Generally, no award shall be exercisable or become vested or payable more than 10 years after the date of grant. Options granted under the 2006 Incentive Plan have four year terms and become fully exercisable at the end of three years of continued employment. Incentive awards available under the 2006 Incentive Plan totaled 3,960,459 shares at September 30, 2012. On January 19, 2012, a total of 95,000 options were granted under the 2006 Incentive Plan at a grant date exercise price of $6.15 per share.

A summary of option activity as of September 30, 2012, and changes during the nine month period then ended is presented below:

	Number of share options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding at January 1, 2012	370,905	$5.30
Granted	95,000	6.15
Exercised	51,000	4.60
Forfeited	21,905	16.44
Outstanding at September 30, 2012	393,000	$4.97	1.9 years	$1,762,730
Exercisable at September 30, 2012	298,000	$4.60	1.1 years	$1,448,280
In the nine months ended September 30, 2012, FSC granted 400,000 restricted shares of common stock under the 2006 Equity Incentive Plan to certain employees. The restricted stock was granted at $6.15 per share, which was the market price of the stock at the grant date. 350,000 shares of the restricted stock granted will vest 20% each year over the next five years, while 50,000 shares will vest 40% after two years and then 20% per year through five years. All current year restricted stock grants will be fully vested after January 19, 2017. At September 30, 2012, there was $2.1 million in remaining unrecognized compensation cost related to the restricted stock. A summary of restricted stock activity as of September 30, 2012, and changes during the nine month period then ended is presented below:

	Number of shares of Restricted Stock	Weighted Average Grant Price
Nonvested at December 31, 2011	144,078	$4.50
Granted	400,000	6.15
Vested	57,631	4.50
Forfeited	—	—
Nonvested at September 30, 2012	486,447	$5.86
Share-based compensation expense was $147,000 and $484,000 for the three and nine month periods ended September 30, 2012, respectively. Share-based compensation expense was not significant for the three and nine month periods ended September 30, 2011.
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

The Company has elected to record mortgage loans held-for-sale at fair value. The following is a description of mortgage loans held-for-sale as of September 30, 2012, including the specific reasons for electing fair value and the strategies for managing these assets on a fair value basis.
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
The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumptions used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument. Because mortgage loans held-for-sale are sold within a few weeks of origination, it is unlikely to demonstrate any of the credit weaknesses discussed above and as a result, there were no credit related adjustments to fair value during the nine month periods ended September 30, 2012 and 2011.
The following tables present financial assets measured at fair value at September 30, 2012 and December 31, 2011, on a recurring basis and the change in fair value for those specific financial instruments in which fair value has been elected at September 30, 2012 and 2011. The changes in the fair value of economic hedges were also recorded in mortgage banking activities and are designed to partially offset the change in fair value of the mortgage loans held-for-sale and interest rate lock commitments referenced in the following tables.

		Fair Value Measurements at September 30, 2012
	Assets and Liabilities Measured at Fair Value September 30, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(amounts in thousands)
Debt securities issued by U.S. Government corporations and agencies	$10,537	$—	$10,537	$—
Debt securities issued by states and political subdivisions	19,240	—	19,240	—
Residential mortgage-backed securities – Agency	135,821	—	135,821	—
Mortgage loans held-for-sale	212,714	—	212,714	—
Other Assets (1)	12,445	—	—	12,445
Other Liabilities (1)	(8,484)	—	—	(8,484)

		Fair Value Measurements at December 31, 2011
	Assets and Liabilities Measured at Fair Value December 31, 2011	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(amounts in thousands)
Debt securities issued by U.S. Government corporations and agencies	$62,699	$—	$62,699	$—
Debt securities issued by states and political subdivisions	19,715	—	19,715	—
Residential mortgage-backed securities – Agency	174,705	—	174,705	—
Commercial mortgage-backed securities – Agency	4,300	—	4,300	—
Mortgage loans held-for-sale	90,907	—	90,907	—
Other Assets (1)	3,612	—	—	3,612
Other Liabilities(1)	(1,528)	—	—	(1,528)

(1)	This amount includes mortgage related interest rate lock commitments and derivative financial instruments to hedge interest rate risk. Interest rate lock commitments were recorded on a gross basis.
The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) during the three and nine months ended September 30, 2012 and 2011. There were no transfers into or out of Level 3. There were no transfers between Level 1, and Level 2 during the three and nine months ended September 30, 2012.

	Other Assets(1)	Other Liabilities(1)
	(amounts in thousands)
Beginning Balance July 1, 2012	$7,186	$(2,926)
Total gains (losses) included in earnings:(2)
Issuances	17,704	(14,042)
Settlements and closed loans	(7,361)	—
Expirations	(5,084)	8,484
Total gains (losses) included in other comprehensive income	—	—
Ending Balance September 30, 2012 (3)	$12,445	$(8,484)

	Other Assets(1)	Other Liabilities(1)
	(amounts in thousands)
Beginning Balance January 1, 2012	$3,612	$(1,528)
Total gains (losses) included in earnings:(2)
Issuances	33,040	(17,337)
Settlements and closed loans	(13,757)	—
Expirations	(10,450)	10,381
Total gains (losses) included in other comprehensive income	—	—
Ending Balance September 30, 2012 (3)	$12,445	$(8,484)

(1)	Includes mortgage related interest rate lock commitments and derivative financial instruments entered into to hedge interest rate risk.

(2)	Amounts included in earnings are recorded in mortgage banking activities.

(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.

	Other Assets(1)	Other Liabilities(1)
	(amounts in thousands)
Beginning Balance July 1, 2011	$1,809	$(8)
Total gains (losses) included in earnings:(2)
Issuances	6,467	(2,624)
Settlements and closed loans	(1,275)	—
Expirations	(534)	8
Total gains (losses) included in other comprehensive income	—	—
Ending Balance September 30, 2011 (3)	$6,467	$(2,624)

	Other Assets(1)	Other Liabilities(1)
	(amounts in thousands)
Beginning Balance January 1, 2011	$6,627	$(446)
Total gains (losses) included in earnings:(2)
Issuances	10,032	(2,856)
Settlements and closed loans	(2,785)	178
Expirations	(7,407)	500
Total gains (losses) included in other comprehensive income	—	—
Ending Balance September 30, 2011 (3)	$6,467	$(2,624)

(1)	Includes mortgage related interest rate lock commitments and derivative financial instruments entered into to hedge interest rate risk.

(2)	Amounts included in earnings are recorded in mortgage banking activities.

(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.
The unobservable input utilized in the determination of fair value of other assets and liabilities was a pull through rate, which was 71.9% as of September 30, 2012. A pull through rate is management’s assumption as to the percentage of loans in the pipeline that will close and eventually fund. It is based on the Company’s historical fall-out activity. Significant increases in this input in isolation would result in a significantly higher fair value measurement and significant decreases would result in a significantly lower fair value measurement. In addition, IRLCs fair value include mortgage servicing rights that do not trade in an active market with readily observable prices. Accordingly, the fair value is estimated based on a valuation model which calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, market discount rates, cost to service, float earnings rates, and other ancillary income, including late fees.

	For Items Measured at Fair Value Pursuant to Election of the Fair Value Option: Fair Value Gain related to Mortgage Banking Activities for the Three Months Ended
	September 30, 2012	September 30, 2011
	(amounts in thousands)
Mortgage loans held-for-sale	$3,752	$1,321

	For Items Measured at Fair Value Pursuant to Election of the Fair Value Option: Fair Value Gain related to Mortgage Banking Activities for the Nine Months Ended
	September 30, 2012	September 30, 2011
	(amounts in thousands)
Mortgage loans held-for-sale	$6,081	$3,924
The following tables present the assets that are measured at fair value on a non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial position at September 30, 2012 and December 31, 2011.

	Fair Value Measurements at September 30, 2012
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Valuation Allowance
	(amounts in thousands)
Impaired loans
Commercial	$18,576	$—	$—	$18,576	$(2,019)
Construction	12,954	—	—	12,954	(1,325)
SBA	20,526	—	—	20,526	(667)
Mortgage	3,449	—	—	3,449	(1,421)
Consumer	3,164	—	—	3,164	(288)
ORE
Commercial	15,727	—	—	15,727	(13,832)
Improved lots	13,853	—	—	13,853	(9,286)
Residential	7,914	—	—	7,914	(3,175)
Other ORE	7,411	—	—	7,411	(7,241)
Mortgage servicing rights	17,456	—	—	17,456	(5,770)
SBA servicing rights	7,768	—	—	7,768	(189)

	Fair Value Measurements at December 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Valuation Allowance
	(amounts in thousands)
Impaired loans	$59,318	$—	$—	$59,318	$(4,315)
ORE	30,526	—	—	30,526	(7,469)
Mortgage servicing rights	11,456	—	—	11,456	(2,785)
SBA servicing rights	5,736	—	—	5,736	(213)
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
The following tables present the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held-for-sale for which the fair value option has been elected as of September 30, 2012 and December 31, 2011. The tables also include the difference between aggregate fair value and the aggregate unpaid principal balance of loans that are 90 days or more past due, as well as loans in nonaccrual status:

	Aggregate Fair Value September 30, 2012	Aggregate Unpaid Principal Balance Under FVO September 30, 2012	Fair Value Over Unpaid Principal
(amounts in thousands)
Loans held-for-sale	$212,714	$203,980	$8,734
Past due loans of 90+ days	—	—	—
Nonaccrual loans	—	—	—

	Aggregate Fair Value December 31, 2011	Aggregate Unpaid Principal Balance Under FVO December 31, 2011	Fair Value Over Unpaid Principal
(amounts in thousands)
Loans held-for-sale	$90,907	$88,255	$2,652
Past due loans of 90+ days	—	—	—
Nonaccrual loans	—	—	—
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

	Fair Value Measurements at September 30, 2012 Using:
	Carrying Value	Level 1		Level 2	Level 3		Total
	(amounts in thousands)
Financial assets:
Cash and cash equivalents	$46,201	$46,201		$—	$—	—	$46,201
Investment securities available-for-sale	165,598	—		165,598	—		165,598
Investment securities held-to-maturity	6,842	—		7,520	—		7,520
Total loans (1)	2,004,844	—		212,714	1,822,648		2,035,362
Financial Liabilities:
Noninterest-bearing demand deposits	$354,029	$—	—	$—	$354,029		$354,029
Interest-bearing deposits	1,649,604	—		—	1,656,162		1,656,162
Short-term borrowings	150,389	—		151,117	—		151,117
Long-term debt	67,527	—		71,806	—		71,806

	Fair Value Measurements at December 31, 2011 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
Financial Instruments (Assets):
Cash and cash equivalents	$54,873	$54,873	$—	$—	$54,873
Investment securities available-for-sale	261,419	—	261,419	—	261,419
Investment securities held-to-maturity	8,876	—	9,662	—	9,662
Total loans (1)	1,729,764	—	90,907	1,509,881	1,600,788
Financial Instruments (Liabilities):
Noninterest-bearing demand deposits	$269,590	$—	$—	$269,590	$269,590
Interest-bearing deposits	1,601,926	—	—	1,609,865	1,609,865
Short-term borrowings	53,081	—	53,259	—	53,259
Long-term debt	120,027	—	110,911	—	110,911

(1)	Includes $212,714 and $90,907 in mortgage loans held-for-sale at fair value at September 30, 2012 and December 31, 2011, respectively.
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
Quantitative Information about Level 3 Fair Value Measurements
The following table shows significant unobservable inputs used in the fair value measurement of level 3 assets and liabilities:

Nonrecurring Measurements	Fair Value at September 30, 2012	Valuation Technique	Unobservable Inputs	Range
	($ in thousands)
Impaired loans	$58,669	Discounted appraisals	Collateral discounts	6.00% -40.00%
Other Real Estate	44,905	Discounted appraisals	Collateral discounts	6.00% -40.00%
Mortgage Servicing Rights	17,456	Discounted cash flows	Discount Rate Prepayment Speeds	8.00% -10.00% 8.00% -20.00%
SBA Servicing Rights	7,768	Discounted cash flows	Discount Rate Prepayment Speeds	2.00% - 7.00% 3.00% -13.00%
7. DERIVATIVE FINANCIAL INSTRUMENTS
The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. The risk management program includes the use of forward contracts and other derivatives that are recorded in the financial statements at fair value and are used to offset changes in value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts to economically hedge risks associated with overall price risk related to Interest Rate Lock Commitments (“IRLCs”) and mortgage loans held-for-sale for which the fair value option has been elected. Fair value changes occur as a result of interest rate movements as well as changes in the value of the associated servicing. Derivative instruments used include forward commitments, mandatory commitments and best effort commitments. All derivatives are carried at fair value in the Consolidated Balance Sheets in other assets or other liabilities. A net loss of $7.9 million, $1.4 million, $2.3 million was recorded for all related commitments as of September 30, 2012, December 31, 2011 and September 30, 2011, respectively.
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
Credit and Market Risk Associated with Derivatives
Derivatives expose the Company to credit risk. If the counterparty fails to perform, the credit risk at that time would be equal to the net derivative asset position, if any, for that counterparty. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high quality counterparties that are reviewed periodically by the Company’s Risk Management area. The Company’s derivative positions as of September 30, 2012, were as follows:

	Contract Amount
	September 30, 2012	December 31, 2011
	(amounts in thousands)
Fannie Mae mortgage-backed securities forward commitments	$300,000	$167,500
Mandatory loan sale commitments	166,784	17,992
Best efforts loan sale commitments	41,635	15,239
Total commitments	$508,419	$200,731
Total commitments increase by 307.7 million, or 153.28%, to 508.4 million during the first nine months of 2012.  The increase is a direct result of the Company's residential mortgage production loan pipeline growth which includes both loans held for sale along with locked and unclosed loans.
8. INVESTMENTS
The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(amounts in thousands)
Available-for-Sale:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies:
Due in less than one year	$—	$—	$15,000	$15,028
Due five years through ten years	8,340	8,630	27,137	27,465
Due after ten years	1,790	1,907	20,060	20,206
Municipal securities(2)
Due after one year through five years	845	848	853	855
Due five years through ten years	1,321	1,420	1,573	1,657
Due after ten years	16,157	16,972	16,698	17,203
Mortgage backed securities-agency	130,303	135,821	174,114	179,005
	$158,756	$165,598	$255,435	$261,419
Held-to-Maturity:
Mortgage backed securities-agency	$6,842	$7,520	$8,876	$9,662
The Bank sold 36 securities available-for-sale totaling $42.6 million during the nine month period ended September 30, 2012. Proceeds received totaled $42.9 million for a gross gain of $301,000. The Bank had 11 securities available-for-sale for a total of 54.0 million called during the nine month period ended September 30, 2012 for a gross gain of $6,000. The Bank sold five securities available-for-sale totaling $31.7 million during the nine month period ended September 30, 2011. Proceeds received totaled $32.8 million for a gross gain of $1.1 million. The Bank had six securities for a total of $53.2 million called during the nine month period ended September 30, 2011. There were no investments held in trading accounts during 2012 and 2011.

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other than Temporary Impairment	Fair Value
	(amounts in thousands)
Available-for-Sale:
Obligations of U.S. Government corporations and agencies	$10,130	$407	$—	$—	$10,537
Municipal securities	18,323	917	—	—	19,240
Residential mortgage-backed securities – agency	130,303	5,518	—	—	135,821
	$158,756	$6,842	$—	$—	$165,598
Held-to-Maturity:
Residential mortgage-backed securities – agency	$6,842	$678	$—	$—	$7,520

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other than Temporary Impairment	Fair Value
	(amounts in thousands)
Available-for-Sale:
Obligations of U.S. Government corporations and agencies	$62,197	$502	$—	$—	$62,699
Municipal securities	19,124	591	—	—	19,715
Residential mortgage-backed securities – agency	174,114	4,906	(15)	—	179,005
	$255,435	$5,999	$(15)	$—	$261,419
Held-to-Maturity:
Residential mortgage-backed securities – agency	$8,876	$786	$—	$—	$9,662
At September 30, 2012 and December 31, 2011, all securities in an unrealized loss position had been in a loss position for less than 12 months, and result from changes in interest rates and not credit related issues.
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

9. LOANS
Legacy loans represent existing portfolio loans prior to the Decatur First and Security Exchange FDIC-assisted acquisitions and additional loans made subsequent to the transaction. Loans outstanding, by class, are summarized as follows:

	Legacy		FDIC-Assisted Acquisitions
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	(amounts in thousands)
Commercial loans	$432,245	$403,750	$67,987	$39,209
SBA loans	101,722	105,604	760	777
Total commercial loans	533,967	509,354	68,747	39,986
Construction	68,845	89,893	25,623	7,817
Indirect loans	921,400	836,845	—	—
Installment loans	12,281	18,215	1,945	2,115
Total consumer loans	933,681	855,060	1,945	2,115
First mortgage loans	29,057	33,094	11,158	17,218
Second mortgage loans	61,044	58,988	11,118	10,346
Total mortgage loans	90,101	92,082	22,276	27,564
Total loans	$1,626,594	$1,546,389	$118,591	$77,482
Loans held-for-sale at September 30, 2012 and December 31, 2011 are shown in the table below:

	September 30, 2012	December 31, 2011
	(amounts in thousands)
SBA loans	$16,945	$12,942
Real estate – mortgage – residential (1)	212,714	90,907
Indirect loans	30,000	30,000
Total	$259,659	$133,849

(1)
Mortgage loans held-for-sale has increased by $121.8 million since December 31, 2011. During this period, the Bank expanded its footprint in Georgia and Virginia by opening 7 new mortgage loan production offices and adding 13 new mortgage loan officers and 63 mortgage loan support employees.

Nonaccrual loans, segregated by class of loans, were as follows:

	Legacy		FDIC-Assisted Acquisitions
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	(amounts in thousands)
Commercial loans	$20,595	$5,562	$11,937	$3,565
SBA loans	21,193	16,857	—	—
Total commercial loans	41,788	22,419	11,937	3,565
Construction	14,279	32,335	10,069	2,123
Indirect loans	—	1,094	—	—
Installment loans	485	508	310	63
Total consumer loans	485	1,602	310	63
First mortgage loans	2,703	3,158	2,656	521
Second mortgage loans	2,329	899	434	—
Total mortgage loans	5,032	4,057	3,090	521
Loans*	$61,584	$60,413	$25,406	$6,272

*	Approximately $42 million and $55 million in Legacy loan balances were past due 90 days or more at September 30, 2012 and December 31, 2011, respectively.

Loans delinquent 30-89 days and troubled debt restructured loans accruing interest, segregated by class of loans at September 30, 2012 and December 31, 2011, were as follows:

	September 30, 2012		December 31, 2011
	Accruing Delinquent 30-89 Days	Troubled Debt Restructured Loans Accruing	Accruing Delinquent 30-89 Days	Troubled Debt Restructured Loans Accruing
	(amounts in thousands)
Commercial loans	$6,104	$6,953	$9,048	$6,450
SBA loans	1,111	—	849	—
Construction loans	767	7,421	2,498	932
Indirect loans	1,926	2,790	2,697	3,008
Installment loans	432	12	445	20
First mortgage loans	175	288	2,835	203
Second mortgage loans	728	—	507	—
Total	$11,243	$17,464	$18,879	$10,613
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
During the periods ended September 30, 2012 and 2011, certain loans were modified resulting in TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.
The following table presents loans, by class, which were modified as TDRs that occurred during the three and nine months ended September 30, 2012 and 2011 along with the type of modification:

	Troubled Debt Restructured During the Quarter Ended		Troubled Debt Restructured During the Quarter Ended
	September 30, 2012		September 30, 2011
	Interest Rate	Term	Interest Rate	Term
		(amounts in thousands)
Commercial loans	$—	$—	$—	$—
SBA loans	—	—	—	—
Construction	7,267	—	—	—
Indirect loans	—	3,013	—	2,978
Installment loans	—	—	—	23
First mortgage loans	—	—	—	—
Second mortgage loans	—	—	—	—
Total	$7,267	$3,013	$—	$3,001

	Troubled Debt Restructured During the Nine Months Ended		Troubled Debt Restructured During the Nine Months Ended
	September 30, 2012		September 30, 2011
	Interest Rate	Term	Interest Rate	Term
		(amounts in thousands)
Commercial loans	$707	$—	$9,904	$—
SBA loans	—	6,375	—	—
Construction	8,220	195	5,812	—
Indirect loans	—	9,041	—	2,987
Installment loans	—	—	—	23
First mortgage loans	—	767	—	—
Second mortgage loans	—	—	—	—
Total	$8,927	$16,378	$15,716	$3,010
The following table presents the amount of loans which were restructured in the previous twelve months and which defaulted within each period:

Troubled Debt Restructured During the Twelve Months Ended September 30, 2012 and Defaulting During Three Months Ended September 30, 2012
(amounts in thousands)
Commercial loans	$—
SBA loans	—
Construction	83
Indirect loans	—
Installment loans	—
First mortgage loans	—
Second mortgage loans	—
Total	$83
Note:    A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.
The Company had TDRs with a balance of $37.7 million and $23.6 million at September 30, 2012 and December 31, 2011, respectively. There were charge-offs of TDR loans of $551,000 and $443,000 for the quarter ended September 30, 2012 and September 30, 2011, respectively. The Company is not committed to lend additional amounts as of September 30, 2012 and December 31, 2011 to customers with outstanding loans that are classified as TDRs. Charge-offs on such loans are factored into the rolling historical loss rate, which is one of the considerations used in establishing the allowance for loan losses.
The allowance for loan losses is established as losses are estimated to have occurred through a provision charged to earnings, and for loans covered by loss share agreements with the FDIC, through a provision charged to earnings that is partially offset by increases in the FDIC loss share receivable. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Changes in the allowance related to impaired loans are charged or credited to the provision for loan losses and reversed when losses are charged off for impaired loan pools or transferred as a component of the carrying value for ORE transfers.
The allowance for loan losses is maintained at a level which, in management's opinion, is adequate to absorb credit losses inherent in the portfolio. The Company utilizes both peer group analysis, as well as a historical analysis of the Company's portfolio to validate the overall adequacy of the allowance for loan losses. In addition to these objective criteria, the Company subjectively assesses the adequacy of the allowance for loan losses with consideration given to current economic conditions, changes to loan policies, the volume and type of lending, composition of the portfolio, the level of classified and criticized credits, seasoning of the loan portfolio, payment status and other factors.
In connection with acquisitions, the Company acquires certain loans considered impaired and initially recognizes these loans at the present value of amounts expected to be received. Further, the Company also accounts for non-impaired loans acquired in acquisitions by analogy to acquired impaired loans. The allowance for loan losses previously associated with acquired loans does not carry over. Any deterioration in the credit quality of these loans subsequent to acquisition would be considered in the allowance for loan losses. For any increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan's or pool's remaining life and recaptures any previously recognized impairment up to the amount of the improvement in expected cash flows.

A summary of changes in the allowance for loan losses for the covered loan and non-covered loan portfolios for the nine months ended September 30, 2012 follows. The allowance for loan losses on the non-covered loan portfolio includes $2.7 million related to the Company's acquired non-covered portfolio at September 30, 2012.

	Nine Months Ended September 30, 2012
	Non-Covered Loans	Covered Loans	Total
	(amounts in thousands)
Balance, beginning of period	$27,956	$—	$27,956
Provision for loan losses before benefit attributable to FDIC loss share agreements	7,200	5,289	12,489
Benefits attributable to FDIC loss share agreements	—	(4,312)	(4,312)
Net provision for loan losses	7,200	977	8,177
Increase in FDIC loss share receivable	—	4,312	4,312
Write-off to transfer to ORE	—	(458)	(458)
Loans charged-off	(7,577)	(2,190)	(9,767)
Recoveries	1,214	42	1,256
Balance, end of period	$28,793	$2,683	$31,476
A summary of changes in the allowance for loan losses for non-covered loans, by loan portfolio type, for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30, 2012
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
	(amounts in thousands)
Beginning balance	$10,937	$6,922	$5,594	$2,722	$1,030	$27,205
Charge-offs	(145)	(55)	(1,088)	(23)	—	(1,311)
Recoveries	1	86	311	1	—	399
Net Charge-offs	(144)	31	(777)	(22)	—	(912)
Provision for loan losses	1,566	83	743	80	28	2,500
Ending Balance	$12,359	$7,036	$5,560	$2,780	$1,058	$28,793

	Three Months Ended September 30, 2011
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
	(amounts in thousands)
Beginning balance	$7,755	$10,315	$7,600	$2,642	$1,489	$29,801
Charge-offs	(389)	(3,542)	(896)	(432)	—	(5,259)
Recoveries	60	115	223	41	—	439
Net Charge-offs	(329)	(3,427)	(673)	(391)	—	(4,820)
Provision for loan losses	897	2,716	354	467	(34)	4,400
Ending Balance	$8,323	$9,604	$7,281	$2,718	$1,455	$29,381

	Nine Months Ended September 30, 2012
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
	(amounts in thousands)
Beginning balance	$9,183	$8,262	$6,040	$2,535	$1,936	$27,956
Charge-offs	(860)	(3,156)	(3,133)	(428)	—	(7,577)
Recoveries	7	280	908	19	—	1,214
Net Charge-offs	(853)	(2,876)	(2,225)	(409)	—	(6,363)
Provision for loan losses	4,029	1,650	1,745	654	(878)	7,200
Ending Balance	$12,359	$7,036	$5,560	$2,780	$1,058	$28,793

	Nine Months Ended September 30, 2011
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
	(amounts in thousands)
Beginning balance	$7,532	$9,286	$7,598	$2,570	$1,096	$28,082
Charge-offs	(978)	(9,704)	(3,286)	(731)	—	(14,699)
Recoveries	85	219	626	43	—	973
Net Charge-offs	(893)	(9,485)	(2,660)	(688)	—	(13,726)
Provision for loan losses	1,684	9,803	2,343	836	359	15,025
Ending Balance	$8,323	$9,604	$7,281	$2,718	$1,455	$29,381
The following table presents, by portfolio segment, the balance in the Allowance disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans and leases as of September 30, 2012 and 2011. The total of allowance for loan losses are exclusive of covered loans:

	September 30, 2012
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
Allowance for loan losses	(amounts in thousands)
Individually evaluated for impairment	$3,447	$2,203	$288	$1,571	$—	$7,509
Collectively evaluated for impairment	8,912	4,833	5,272	1,209	1,058	21,284
Total allowance for loan losses	$12,359	$7,036	$5,560	$2,780	$1,058	$28,793
Individually evaluated for impairment	$57,412	$21,700	$3,657	$5,721		$88,490
Collectively evaluated for impairment	476,555	47,144	930,025	84,380		1,538,104
Acquired with deteriorated credit quality	68,747	25,623	1,945	22,276		118,591
Total loans	$602,714	$94,467	$935,627	$112,377		$1,745,185

	December 31, 2011
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
Allowance for loan losses	(amounts in thousands)
Individually evaluated for impairment	$1,049	$3,481	$220	$1,054	$—	$5,804
Collectively evaluated for impairment	8,134	4,781	5,820	1,481	1,936	22,152
Total allowance for loan losses	$9,183	$8,262	$6,040	$2,535	$1,936	$27,956
Individually evaluated for impairment	$40,615	$39,911	$4,066	$4,057		$88,649
Collectively evaluated for impairment	468,739	49,982	850,994	88,025		1,457,740
Acquired with deteriorated credit quality	39,986	7,817	2,115	27,564		77,482
Total loans	$549,340	$97,710	$857,175	$119,646		$1,623,871
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

Impaired loans, by class, are shown below:

	September 30, 2012			December 31, 2011
	Unpaid Principal	Amortized Cost (1)	Related Allowance	Unpaid Principal	Amortized Cost (1)	Related Allowance
	(amounts in thousands)
Impaired Loans with Allowance
Commercial loans	$11,291	$11,244	$2,744	$8,726	$8,721	$860
SBA loans	8,421	5,344	703	5,916	2,798	189
Construction loans	29,652	18,715	2,203	54,967	37,399	3,481
Indirect loans	2,937	2,937	84	3,526	3,526	147
Installment loans	1,620	415	204	209	210	73
First mortgage loans	2,446	2,443	657	3,050	2,870	540
Second mortgage loans	1,144	1,084	914	927	837	514
Loans	$57,511	$42,182	$7,509	$77,321	$56,361	$5,804

	September 30, 2012			December 31, 2011
	Unpaid Principal	Amortized Cost (1)	Related Allowance	Unpaid Principal	Amortized Cost (1)	Related Allowance
	(amounts in thousands)
Impaired Loans with No Allowance
Commercial loans	$21,697	$20,949	$—	$11,064	$11,024	$—
SBA loans	28,990	19,875	—	19,155	18,072	—
Construction loans	9,024	2,985	—	6,951	2,512	—
Indirect loans	—	—	—	—	—	—
Installment loans	81	70	—	1,534	330	—
First mortgage loans	855	855	—	343	288	—
Second mortgage loans	1,363	1,339	—	63	62	—
Loans	$62,010	$46,073	$—	$39,110	$32,288	$—

(1)	Amortized cost reflects charge-offs that have been recognized plus other amounts that have been applied to reduce net book balance.
Average impaired loans and interest income recognized, by class, are summarized below.

	Three Months Ended September 30,
	2012			2011
	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash basis Interest Income Recognized on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash basis Interest Income Recognized on Impaired Loans
	(amounts in thousands)
Commercial loans	$31,576	$378	$—	$16,188	$15	$—
SBA loans	24,027	972	8	20,578	292	—
Construction loans	22,321	142	—	47,808	95	—
Indirect loans	2,926	92	—	515	16	—
Installment loans	486	83	—	1,454	14	—
First mortgage loans	3,537	9	—	2,663	13	—
Second mortgage loans	2,434	30	—	882	—	—
	$87,307	$1,706	$8	$90,088	$445	$—

	Nine Months Ended September 30,
	2012			2011
	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash basis Interest Income Recognized on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash basis Interest Income Recognized on Impaired Loans
	(amounts in thousands)
Commercial loans	$27,303	$622	$—	$16,521	$42	$—
SBA loans	22,201	1,820	16	19,783	802	—
Construction loans	30,152	316	—	56,022	315	—
Indirect loans	3,166	182	—	527	57	—
Installment loans	501	151	—	897	39	—
First mortgage loans	3,760	17	—	3,082	46	—
Second mortgage loans	1,540	54	—	722	—	—
	$88,623	$3,162	$16	$97,554	$1,301	$—
The Bank uses an asset quality ratings system to assign a numeric indicator of the credit quality and level of existing credit risk inherent in a loan. These ratings are adjusted periodically as the Bank becomes aware of changes in the credit quality of the underlying loans. The following are definitions of the asset ratings:
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
The table below shows the weighted average asset rating by class as of September 30, 2012 and December 31, 2011:

	Weighted Average Asset Rating
	September 30, 2012	December 31, 2011
Commercial loans	3.84	3.87
SBA loans	4.44	4.37
Construction loans	4.69	4.96
Indirect loans	3.01	3.01
Installment loans	3.54	3.53
First mortgage loans	3.14	3.09
Second mortgage loans	3.34	3.18

The Bank uses FICO scoring to help evaluate the likelihood consumer borrowers will pay their credit obligations as agreed. The weighted-average FICO score for the indirect loan portfolio, included in consumer installment loans, was 733 and 742 at September 30, 2012 and December 31, 2011, respectively.
10. OTHER ASSETS
Other assets at September 30, 2012 and December 31, 2011 are summarized as follows:

	For the Period Ended
	September 30, 2012	December 31, 2011
	(amounts in thousands)
Mortgage servicing asset	$17,393	$11,456
Mortgage Derivatives	12,445	3,612
Prepaid assets	10,306	9,786
SBA servicing asset	6,241	5,736
Due from the FDIC	3,281	170
Accounts receivable	1,408	440
Indirect auto servicing asset	897	521
ORE loss share reimbursable	443	—
Other assets	10,226	9,706
Total other assets	$62,640	$41,427
11. SHORT-TERM BORROWINGS
The following schedule details the Company’s FHLB borrowings and other short-term indebtedness at September 30, 2012 and December 31, 2011.

	For the Period Ended
	September 30, 2012	December 31, 2011
	(amounts in thousands)
Repurchase agreements	$10,889	$18,581
FHLB short-term borrowings:
New FHLB short-term borrowings	47,000	34,500
Long-term FHLB borrowing maturing in less than one year (1)	52,500	—
Federal Funds Purchased	40,000	—
Total short-term borrowings	$150,389	$53,081
(1) FHLB borrowing maturing in less than one year are transferred from long-term debt to short-term debt on the Balance Sheet.
Funds are borrowed on an overnight basis through retail repurchase agreements with bank customers and federal funds purchased from other financial institutions. Retail repurchase agreement borrowings are collateralized by securities of the U.S. Treasury and U.S. Government agencies and corporations.
12. CERTAIN TRANSFERS OF FINANCIAL ASSETS
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

At September 30, 2012 and December 31, 2011, the total fair value of servicing for mortgage loans was $17.5 million and $11.6 million, respectively. The fair value of servicing for SBA loans at September 30, 2012 and December 31, 2011, was $7.8 million and $7.1 million, respectively. To estimate the fair values of these servicing assets, consideration was given to dealer indications of market value, where applicable, as well as the results of discounted cash flow models using key assumptions and inputs for prepayment rates, credit losses, and discount rates. Carrying value of these servicing assets is shown below:

	September 30, 2012	December 31, 2011
	(amounts in thousands)
Mortgage servicing	$17,393	$11,456
SBA servicing	6,241	5,736
Indirect servicing	897	521
Total carrying value of servicing assets	$24,531	$17,713
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
Residential Mortgage Loans
The Company typically sells first lien residential mortgage loans to third party investors including Fannie Mae. Certain of these loans are exchanged for cash and servicing rights, which generate servicing assets for the Company. The servicing assets are recorded initially at fair value. As seller, the Company has made certain standard representations and warranties with respect to the originally transferred loans. The Company estimates its reserves under such arrangements predominantly based on prior experience. To date, the Company’s estimate of reserve, actual buy-backs as well as asserted claims under these provisions have been de minimis.
During the nine months ended September 30, 2012 and 2011, the Company sold residential mortgage loans with unpaid principal balances of $1.119 billion and $532.0 million, respectively on which the Company retained the related mortgage servicing rights (MSRs) and receives servicing fees. At September 30, 2012 and December 31, 2011, the approximate weighted average servicing fee was 0.25% of the outstanding balance of the residential mortgage loans. The weighted average coupon interest rate on the portfolio of mortgage loans serviced for others was 4.13% and 4.36% at September 30, 2012 and December 31, 2011, respectively.
The following is an analysis of the activity in the Company’s residential MSR and impairment for the quarters ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(amounts in thousands)
Residential Mortgage Servicing Rights
Beginning carrying value	$15,945	$8,831	$11,456	$5,495
Additions	4,774	2,342	11,780	6,151
Amortization	(1,188)	(414)	(2,858)	(912)
Impairment, net	(2,138)	(2,084)	(2,985)	(2,059)
Ending carrying value	$17,393	$8,675	$17,393	$8,675

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(amounts in thousands)
Residential Mortgage Servicing Impairment
Beginning balance	$3,632	$60	$2,785	$85
Additions	2,234	2,084	4,187	2,099
Recoveries	(96)	—	(1,202)	(40)
Ending balance	$5,770	$2,144	$5,770	$2,144
The Company uses assumptions and estimates in determining the impairment of capitalized MSRs. These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by market participants to value and bid MSRs available for sale in the market. At September 30, 2012, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the accompanying table.

	September 30, 2012	December 31, 2011
	(dollars in thousands)
Residential Mortgage Servicing Rights
Fair Value of Residential Mortgage Servicing Rights	$17,456	$11,571
Composition of Residential Loans Serviced for Others:
Fixed-rate mortgage loans	99%	98%
Adjustable-rate mortgage loans	1%	2%
Total	100%	100%
Weighted Average Remaining Term	25.6 years	25.1 years
Prepayment Speed	19.06%	16.92%
Effect on fair value of a 10% increase	$(943)	$(286)
Effect on fair value of a 20% increase	(1,788)	(559)
Weighted Average Discount Rate	8.54%	8.55%
Effect on fair value of a 10% increase	$(418)	$(615)
Effect on fair value of a 20% increase	(817)	(1,169)
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
Information about the asset quality of mortgage loans managed by the Company is following table:

	September 30, 2012
	Unpaid Principal	Delinquent (days)		YTD Charge-offs
		30 to 89	90+
	(amounts in thousands)
Loan Servicing Portfolio	$2,222,220	$588	$1,760	$—
Mortgage Loans Held-for-Sale	212,714	—	—	—
Mortgage Loans Held-for-Investment	42,237	556	253	251
Total Residential Mortgages Serviced	$2,477,171	$1,144	$2,013	$251
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
During the nine months ended September 30, 2012 and 2011, the Company sold SBA loans with unpaid principal balances of $55.6 million and $76.0 million, respectively. The Company retained the related loan servicing rights and receives servicing fees. At September 30, 2012 and December 31, 2011, the approximate weighted average servicing fee as a percentage of the outstanding balance of the SBA loans was 0.86% and 0.89%, respectively. The weighted average coupon interest rate on the portfolio of loans serviced for others was 4.93% and 4.69% at September 30, 2012 and December 31, 2011, respectively.

The following is an analysis of the activity in the Company’s SBA loan servicing rights and impairment for the quarters ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(amounts in thousands)
SBA Loan Servicing Rights
Beginning carrying value	$5,744	$4,767	$5,736	$2,624
Additions	715	326	1,298	2,941
Amortization	(331)	(180)	(817)	(505)
(Impairment)/recoveries, net	113	21	24	(126)
Ending carrying value	$6,241	$4,934	$6,241	$4,934

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(amounts in thousands)
SBA Servicing Rights Impairment
Beginning balance	$302	$350	$213	$203
Additions	16	143	283	341
Recoveries	(129)	(164)	(307)	(215)
Ending balance	$189	$329	$189	$329
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
The Company uses assumptions and estimates in determining the impairment of capitalized SBA loan servicing rights. These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by market participants to value and bid servicing rights available for sale in the market. At September 30, 2012, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the accompanying table.

	September 30, 2012	December 31, 2011
	(dollars in thousands)
SBA Loan Servicing Rights
Fair Value of SBA Servicing Rights	$7,768	$7,053
Composition of SBA Loans Serviced for Others:
Fixed-rate SBA loans	—%	—%
Adjustable-rate SBA loans	100%	100%
Total	100%	100%
Weighted Average Remaining Term	20.1 years	20.4 years
Prepayment Speed	4.87%	5.45%
Effect on fair value of a 10% increase	$(199)	$(571)
Effect on fair value of a 20% increase	(391)	(732)
Weighted Average Discount Rate	4.87%	4.83%
Effect on fair value of a 10% increase	$(198)	$(589)
Effect on fair value of a 20% increase	(384)	(766)
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

Information about the asset quality of SBA loans managed by Fidelity is shown below.

	September 30, 2012			YTD Charge-offs
	Unpaid Principal	Delinquent (days)
		30 to 89	90+
	(amounts in thousands)
SBA Serviced for Others Portfolio	$208,781	$1,679	$3,404	$—
SBA Loans Held-for-Sale	16,945	—	—	—
SBA Loans Held-for-Investment	102,494	10,379	9,184	191
Total SBA Loans Serviced	$328,220	$12,058	$12,588	$191
Indirect Loans
The Bank purchases, on a nonrecourse basis, consumer installment contracts secured by new and used vehicles purchased by consumers from franchised motor vehicle dealers and selected independent dealers located throughout the Southeast. A portion of the indirect automobile loans the Bank originates is sold with servicing retained. Certain of these loans are exchanged for cash and servicing rights, which generate servicing assets for the Company. The servicing assets are recorded initially at fair value and subsequently amortized and evaluated for impairment. As seller, the Company has made certain standard representations and warranties with respect to the originally transferred loans. The estimate of reserve related to this liability, amount of loans repurchased as well as asserted claims under these provisions have been de minimis.
13. RECENT ACCOUNTING PRONOUNCEMENTS
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
In May 2011, the FASB issued ASU No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” which result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs by changing the wording used to describe many of the requirements in U.S. GAAP and is generally not intended to result in a change in the application of the requirements. This ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The adoption of this ASU did not have a material impact on the Company’s financial position and Statement of Income. The required disclosures are included on Note 6.
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
In July 2012, the FASB issued ASU No. 2012-02 “Testing Indefinite-Lived Intangible Assets for Impairment” which permit an entity to consider qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible assets are impaired, then the entity is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The amendments are effective for annual and interim impairment test performed for fiscal years beginning after September 15, 2012. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.
In October 2012, FASB issued ASU No. 2012-06 "Business Combinations: Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution" addresses the subsequent accounting for an indemnification asset resulting from a government-assisted acquisition of a financial institution. The guidance indicates that when a reporting entity records an indemnification asset as a result of a government-assisted acquisition of a financial institution involving an indemnification agreement, the indemnification asset should be subsequently measured on the same basis as the asset subject to indemnification. Any amortization of changes in value should be limited to any contractual limitations on the amount and the term of the indemnification agreement. The amendments should be applied prospectively to any new indemnification assets acquired and to changes in expected cash flows of existing indemnification assets occurring on or after the date of adoption. Prior periods would not be adjusted. These changes will be effective for 2013, however early adoption will be permitted. The amendments are not expected to have a material effect on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
14. SUBSEQUENT EVENTS
The Board of Directors has approved the distribution on October 18, 2012, of the regular quarterly dividend to be paid in shares of common stock. The Corporation distributed one new share for every 100 shares held on the record date of November 1, 2012. Basic and diluted earnings per share for prior years have been retroactively adjusted to reflect this stock dividend.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis reviews important factors affecting our financial condition at September 30, 2012, compared to December 31, 2011, and compares the results of operations for the three and nine months ended September 30, 2012 and 2011. These comments should be read in conjunction with our consolidated financial statements and accompanying notes appearing in this report and the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2011. All percentage and dollar variances noted in the following analysis are calculated from the balances presented in the accompanying consolidated financial statements.
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
Important Factors Impacting Comparability of Results
We have accounted for our acquisitions of Decatur First Bank (“Decatur First”) and Securities Exchange Bank (“Security Exchange”) using the acquisition method of accounting as of the acquisition date for each entity. Under these accounting rules, the results of our operations for the three and nine months ended September 30, 2012 include the results of Decatur First and Security Exchange, but the results of operations for the three and nine months ended September 30, 2011 do not include the results of Decatur First or Security Exchange. Our balance sheets as of September 30, 2012 and December 31, 2011, include the assets, liabilities and equity of Decatur First however Security Exchange’s assets, liabilities and equity are incorporated only as of September 30, 2012. Footnotes and tables presented as of September 30, 2011 do not include the assets, liabilities and equity of Decatur First or Security Exchange.

Selected Financial Data

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(Dollars in Thousands Except Per Share Data)	2012	2011	2012	2011
RESULTS OF OPERATIONS
Net Interest Income	$60,245	$51,772	$20,690	$17,555
Provision for Loan Losses	8,177	15,025	3,477	4,400
Non-Interest Income	61,783	35,758	27,094	9,978
Non-Interest Expense	82,743	61,773	31,324	20,415
Income Tax Expense	11,221	3,166	4,816	608
Net Income	19,887	7,566	8,167	2,110
Preferred Stock Dividends	2,469	2,469	823	823
Net Income Available to Common Shareholders	17,418	5,097	7,344	1,287
PERFORMANCE
Earnings Per Share – Basic (1)	$1.21	$0.40	$0.51	$0.09
Earnings Per Share – Diluted (1)	$1.08	$0.36	$0.45	$0.08
Return on Average Assets	1.15%	0.50%	1.33%	0.40%
Return on Average Equity	15.22%	6.74%	17.93%	5.20%
NET INTEREST MARGIN
Interest Earning Assets	4.64%	4.89%	4.51%	4.64%
Cost of Funds	0.97%	1.45%	0.90%	1.28%
Net Interest Spread	3.67%	3.44%	3.61%	3.36%
Net Interest Margin	3.82%	3.65%	3.74%	3.55%
CAPITAL
Tier 1 Risk-Based Capital	11.94%	12.35%	11.94%	12.35%
Total Risk-Based Capital	13.41%	14.31%	13.41%	14.31%
Leverage Ratio	9.89%	10.16%	9.89%	10.16%
AVERAGE BALANCE SHEET
Loans, Net of Unearned	1,893,685	1,572,165	2,013,423	1,584,647
Investment Securities	208,736	213,627	188,028	214,382
Earning Assets	2,119,783	1,905,647	2,211,353	1,969,878
Total Assets	2,308,552	2,018,789	2,442,366	2,088,138
Deposits	1,587,970	1,473,398	1,626,290	1,512,321
Borrowings	205,575	162,104	256,616	159,890
Shareholders’ Equity	174,519	150,139	181,211	161,128
STOCK PERFORMANCE
Market Price
Closing (1)	$9.46	$6.47	$9.46	$6.47
High Close (1)	$9.94	$8.85	$9.94	$7.26
Low Close (1)	$5.90	$6.05	$8.34	$6.05
Daily Average Trading Volume	23,238	7,410	19,730	5,478
Book Value Per Common Share	$9.69	$8.43	$9.69	$8.43
Price to Book Value	$0.98	$0.77	$0.98	$0.77
Tangible Book Value Per Common Share (1)	9.52	8.33	9.52	8.33
Price to Tangible Book Value	$0.99	$0.78	$0.99	$0.78
ASSET QUALITY (2)
Total Non-Performing Loans	$90,145	$61,406	$90,145	$61,406
Total Non-Performing Assets	$136,439	$86,555	$136,439	$86,555
Loans 90 Days Past Due and Still Accruing	—	422	—	422
Non-Performing Loans as a % of Loans	5.17%	4.09%	5.17%	4.09%
Non-Performing Assets as a % of Loans and ORE	7.62%	5.67%	7.62%	5.67%
ALL to Non-Performing Loans	34.49%	47.85%	34.49%	47.85%
Net Charge-Offs During the Period to Average Loans	0.47%	1.26%	0.24%	1.21%
ALL as a % of Loans, at End of Period	1.80%	1.96%	1.80%	1.96%
OTHER INFORMATION
Non-Interest Income to Revenues	50.63%	40.85%	56.70%	36.24%
End-of-Period shares outstanding	14,481,336	13,865,435	14,481,336	13,865,435
Weighted Average Shares Outstanding - Basic	14,362,339	12,590,076	14,434,753	13,831,333
Weighted Average Shares Outstanding - Diluted	16,133,508	14,167,661	16,347,175	15,294,395
Full-time Equivalent Employees	752.6	586.3	752.6	586.3

(1)	Adjusted stock dividend and retroactive application on shares outstanding

(2)	Including FDIC covered assets

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
The Bank provides an array of financial products and services for business and retail customers primarily through 30 branches in Fulton, Dekalb, Cobb, Clayton, Forsyth, Gwinnett, Rockdale, Coweta, Henry, Morgan, Greene, and Barrow Counties in Georgia, a branch in Jacksonville, Duval County, Florida, and on the Internet at www.fidelitysouthern.com. The Bank’s customers are primarily individuals and small and medium sized businesses located in Georgia. Mortgage and construction loans are also provided through a branch in Jacksonville, Florida. Mortgage loans, automobile loans, and Small Business Administration (“SBA”) loans are provided through employees located in ten Southern states.
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
The reimbursable losses from the FDIC are based on the preacquisition book value of the covered assets, as determined by the FDIC at the date of the transaction, the contractual balance of acquired unfunded commitments, and certain future net direct costs incurred in the collection and settlement process. The amount that the Bank realizes on these assets could differ materially from the carrying value that will be reflected in any financial statements, based upon the timing and amount of collections and recoveries on the covered assets in future periods. The purchased assets and liabilities assumed were recorded at their estimated fair values on the date of acquisition. At the date of the acquisition of Security Exchange Bank, the estimated fair value of the covered loans was $47.2 million and the estimated fair value of the covered other real estate was $22.7 million. The expected net present value of the reimbursement for losses to be incurred by the Bank on covered assets was $25.3 million. The estimated fair value of assets acquired, intangible assets and the cash payment received from the FDIC exceeded the estimated fair value of the liabilities assumed, resulting in a pretax gain of $4.0 million, which is included in the Consolidated Statement of Operations in other noninterest income.
Results of Operations
Net Income
For the three months ended September 30, 2012, the Company recorded net income of $8.2 million compared to net income of $2.1 million for the same period of 2011. Net income available to common equity was $7.3 million and $1.3 million for the three months ended September 30, 2012 and 2011, respectively. Basic and diluted earnings per share for the third quarter of 2012 were $0.51 and $0.45, respectively, compared to $0.09 and $0.08, respectively, for the three months ended September 30, 2011. The increase in net income for the three months ended September 30, 2012, compared to the same period in 2011, was primarily due to a pretax gain of $4.0 million on the acquisition of Security Exchange Bank, a $3.1 million increase in net interest income and a $923,000 decrease in provision for loan losses.
For the nine months ended September 30, 2012, the Company recorded net income of $19.9 million compared to net income of $7.6 million for the same period of 2011. Net income available to common equity was $17.4 million and $5.1 million for the nine months ended September 30, 2012 and 2011, respectively. Basic and diluted earnings per share for the first nine months of 2012 were $1.21 and $1.08, respectively, compared to $0.40 and $0.36 for the nine months ended September 30, 2011. The increase in net income for the nine months ended September 30, 2012, compared to the same period in 2011, was primarily due to a pretax gain of $4.0 million on the acquisition of Security Exchange Bank, a $8.5 million increase in net interest income and a $6.8 million decrease in provision for loan losses.
Net Interest Income
Net interest income for the three months ended September 30, 2012, increased $3.1 million, or 17.9%, to $20.7 million compared to the same period in 2011. Net interest margin increased 19 basis points to 3.74% in the third quarter of 2012, compared to 3.55% in the same period in 2011 from the combination of a decrease in the cost of interest-bearing liabilities and an increase in the average balance of interest-earning assets. Excluding the accretion of the purchased loan discount of $514,000, the net interest margin would have increased to 3.65%.
The cost of funds on total interest bearing liabilities decreased 38 basis points to 0.90% for the third quarter of 2012 compared to the same period in 2011 as a result of a continued reduction in deposit interest rates in response to the market and our local competition. The 38 basis points decrease in cost of funds contributed $1.2 million of the $3.1 million increase in net interest income, although it was slightly offset by a $285,000 increase in interest expense related to the $210.7 million, or 12.6%, increase in average interest-bearing liabilities.
For the nine months ended September 30, 2012, net interest income increased $8.5 million, or 16.4%, to $60.2 million compared to the same period in 2011. Net interest margin increased 17 basis points to 3.82% in the first nine months of 2012, compared to 3.65% in the same period in 2011 from the combination of a decrease in the cost of interest-bearing liabilities and an increase in the average balance of interest-earning assets. Excluding the accretion of the purchased loan discount of $1.8 million, the net interest margin would have increased to 3.70%.
The cost of funds on total interest bearing liabilities decreased 48 basis points to 0.97% for the nine months ended September 30, 2012 compared to the same period in 2011 as a result of a continued reduction in deposit interest rates in response to the market and our local competition. The 48 basis points decrease in cost of funds contributed $4.7 million of the $8.6 million increase in net interest income, although it was slightly offset by a $567,000 increase in interest expense related to the $158.0 million, or 9.7%, increase in average interest-bearing liabilities.
The average balance of interest-earning assets increased by $214.1 million, or 11.2%, to $2,119.8 million for the first nine months of 2012, when compared to the same period in 2011. The increase contributed $2.0 million of interest income, which was mostly offset by a decrease in the yield on interest-earning assets. The yield on interest-earning assets for the three and nine month period ended September 30, 2012 was 4.51% and 4.64%, respectively, a decrease of 13 basis points and 25 basis points, respectively, when compared to the yield on interest-earning assets for the same periods in 2011. For the three and nine month periods this decrease equated to a $1.1 million and $707,884 respectively, decrease in interest income. For the first nine months of 2012, the average balance of loans outstanding increased $321.5 million, or 20.5%, to $1,893.7 million, when compared to the same period in 2011. The increase in the loan portfolio was primarily the result of the growth in the indirect lending portfolio due to increased market penetration due to automation and increased efficiencies which contributed approximately $84.6 million in average loan balances, and the FDIC-assisted acquisitions of Decatur First and Security Exchange which contributed approximately $81.6 million in average loan balances to the first nine months of 2012. The yield on average loans outstanding for the nine months ended September 30, 2012 decreased 58 basis points to 4.89% when compared to the same period in 2011 as strong competition for high-quality loans continue to pervade our market. Average Investment securities decreased $4.9 million, or 2.29%, and yielded 2.70%.

The Bank manages its net interest spread and net interest margin based primarily on its loan and deposit pricing. As part of management’s concerted effort to reduce the cost of funds on deposits, there was a shift in the mix of deposits from higher cost certificate of deposits to lower cost savings and money market accounts and noninterest-bearing demand deposits. During the three and nine month periods, FDIC-assisted acquisitions contributed $46.0 million and $33.0 million, respectively, to average interest-bearing deposits and $70.0 million and $47.8 million, respectively, to average certificate of deposits. Noninterest-bearing demand deposits increased by $89.5 million, or 43.3%, which compared to the same nine month period in 2011, a much faster increase than the 7.8% increase in interest-bearing deposits. During the three and nine month period FDIC-assisted acquisitions contributed $6.1 million and a $7.0 million, respectively, in non-interest bearing demand deposits. Management will continue to review its deposit pricing through the remainder of 2012.

	THREE MONTHS ENDED
	September 30, 2012			September 30, 2011
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
			(dollars in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income:
Taxable	$2,008,642	$23,689	4.69%	$1,579,629	$21,208	5.33%
Tax-exempt(1)	4,781	53	4.45%	5,018	77	6.14%
Total loans	2,013,423	23,742	4.69%	1,584,647	21,285	5.33%
Investment securities:
Taxable	169,569	1,015	2.39%	202,678	1,470	2.90%
Tax-exempt(2)	18,459	294	6.38%	11,704	184	6.30%
Total investment securities	188,028	1,309	2.79%	214,382	1,654	3.09%
Interest-bearing deposits	9,074	6	0.22%	169,864	109	0.25%
Federal funds sold	828	—	0.06%	985	—	0.05%
Total interest-earning assets	2,211,353	25,057	4.51%	1,969,878	23,048	4.64%
Noninterest-earning:
Cash and due from banks	26,539			14,806
Allowance for loan losses	(26,944)			(28,945)
Premises and equipment, net	36,125			21,490
Other real estate	40,791			23,094
Other assets	154,502			87,815
Total assets	$2,442,366			$2,088,138

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand deposits	$616,783	$435	0.28%	$431,245	$482	0.44%
Savings deposits	320,766	272	0.34%	410,570	547	0.53%
Time deposits	688,741	1,979	1.14%	670,506	2,781	1.65%
Total interest-bearing deposits	1,626,290	2,686	0.66%	1,512,321	3,810	1.00%
Federal funds purchased	51,387	102	0.79%	32	—	—
Securities sold under agreements to repurchase	11,207	6	0.21%	17,331	9	0.21%
Other short-term borrowings	123,234	346	1.12%	22,500	159	2.81%
Subordinated debt	67,527	1,090	6.41%	67,527	1,122	6.59%
Long-term debt	3,261	18	2.24%	52,500	304	2.29%
Total interest-bearing liabilities	1,882,906	4,248	0.90%	1,672,211	5,404	1.28%
Noninterest-bearing:
Demand deposits	322,163			223,372
Other liabilities	56,086			31,427
Shareholders’ equity	181,211			161,128
Total liabilities and shareholders’ equity	$2,442,366			$2,088,138
Net interest income/spread		$20,809	3.61%		$17,644	3.36%
Net interest margin			3.74%			3.55%

(1)	Interest income includes the effect of taxable equivalent adjustment for 2012 and 2011 of $17,700 and $26,700, respectively.

(2)	Interest income includes the effect of taxable-equivalent adjustment for 2012 and 2011 of $100,800 and $62,400, respectively.

	NINE MONTHS ENDED
	September 30, 2012			September 30, 2011
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
			(dollars in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income:
Taxable	$1,888,845	$69,261	4.89%	$1,567,097	$64,151	5.47%
Tax-exempt(1)	4,840	155	4.33%	5,068	232	6.14%
Total loans	1,893,685	69,416	4.89%	1,572,165	64,383	5.47%
Investment securities:
Taxable	189,883	3,309	2.32%	201,923	4,628	3.06%
Tax-exempt(2)	18,853	903	6.39%	11,704	551	6.28%
Total investment securities	208,736	4,212	2.70%	213,627	5,179	3.24%
Interest-bearing deposits	16,490	28	0.22%	118,981	199	0.22%
Federal funds sold	872	—	0.06%	874	—	0.06%
Total interest-earning assets	2,119,783	73,656	4.64%	1,905,647	69,761	4.89%
Noninterest-earning:
Cash and due from banks	24,145			13,963
Allowance for loan losses	(27,751)			(28,772)
Premises and equipment, net	32,959			20,565
Other real estate	34,758			21,497
Other assets	124,658			85,889
Total assets	$2,308,552			$2,018,789

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand deposits	$573,609	$1,185	0.28%	$421,133	$1,852	0.59%
Savings deposits	351,358	815	0.31%	411,980	2,782	0.90%
Time deposits	663,003	6,351	1.28%	640,285	8,156	1.70%
Total interest-bearing deposits	1,587,970	8,351	0.70%	1,473,398	12,790	1.16%
Federal funds purchased	25,020	151	0.81%	11	—	—
Securities sold under agreements to repurchase	12,738	21	0.22%	19,566	199	1.36%
Other short-term borrowings	75,272	709	1.26%	14,744	313	2.84%
Subordinated debt	67,527	3,361	6.65%	67,527	3,365	6.66%
Long-term debt	25,018	457	2.44%	60,256	1,056	2.34%
Total interest-bearing liabilities	1,793,545	13,050	0.97%	1,635,502	17,723	1.45%
Noninterest-bearing:
Demand deposits	296,089			206,566
Other liabilities	44,399			26,582
Shareholders’ equity	174,519			150,139
Total liabilities and shareholders’ equity	$2,308,552			$2,018,789
Net interest income/spread		$60,606	3.67%		$52,038	3.44%
Net interest margin			3.82%			3.65%

(1)	Interest income includes the effect of taxable equivalent adjustment for 2012 and 2011 of $52,000 and $80,100, respectively.

(2)	Interest income includes the effect of taxable-equivalent adjustment for 2012 and 2011 of $308,600 and $185,900, respectively.
Provision for Loan Losses
The allowance for loan losses is established and maintained through provisions charged to operations. Such provisions are based on management’s evaluation of the loan portfolio including loan portfolio concentrations, current economic conditions, past loan loss experience, adequacy of underlying collateral, and such other factors which, in management’s judgment, require consideration in estimating loan losses. Loans are charged off or charged down when, in the opinion of management, such loans are deemed to be uncollectable or not fully collectible. Subsequent recoveries are added to the allowance.
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
In determining the appropriate level for the allowance, management ensures that the overall allowance appropriately reflects a margin for the imprecision inherent in most estimates of the range of probable credit losses. This additional amount, if any, is reflected in the overall allowance. Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio at September 30, 2012 (see “Asset Quality”).
The provision for loan losses for the nine month period ending September 30, 2012 was $8.2 million compared to $15.0 million for the same period in 2011. The year-to-date decrease was primarily a result of improving credit trends and a net decrease in required specific reserves as more charge-offs for classified construction borrowers were processed and the associated collateral was transferred to ORE following foreclosure than additional problem loans being added and that require a specific reserve.
At date of acquisition, no allowance for loan losses was recorded on the covered loans acquired under the loss share agreements with the FDIC because these loans were recorded at fair value. On an ongoing basis, the Company re-evaluates the cash flows expected to be collected on the covered loans based on updates of assumptions regarding default rates, loss severities, and other factors that are reflective of current market conditions and, based upon those evaluations, determines if additional provision expense is required for the covered loans. Fidelity has evaluated the recorded investment of the covered loans and has compared the original Day 1 estimated losses to current estimated losses and has determined that an allowance for loan losses of $2.7 million was necessary for these covered loans as of September 30, 2012. The net provision expense for covered loans was $977,000 after the FDIC benefit of $4.3 million and was recorded during the third quarter of 2012 to bring the total allowance on covered loans to approximately $2.7 million. Approximately $2.6 million in actual loan charge offs balances was recorded against the balance during the most recent quarter ended. The following schedule summarizes changes in the allowance for loan losses for the periods indicated:

	Nine Months Ended September 30,		Year Ended December 31,
	2012	2011	2011
	(dollars in thousands)
Balance at beginning of period	$27,956	$28,082	$28,082
Net charge-offs:
Commercial, financial and agricultural	1,048	258	675
SBA	184	635	1,329
Real estate-construction	4,673	9,485	12,898
Real estate-mortgage	372	464	760
Consumer installment	2,692	2,884	4,789
Total net charge-offs	8,969	13,726	20,451
Provision for Loan Losses - Non-Covered Loans	7,200	15,025	20,325
Impairment Provision - Covered Loans	977	—	—
Indemnification - Covered Loans	4,312	—	—
Balance at end of period	$31,476	$29,381	$27,956
Annualized ratio of net charge-offs to average loans	0.52%	1.26%	1.72%
Allowance for loan losses as a percentage of loans at end of period	1.80%	1.96%	1.38%
Allowance for loan losses as a percentage of loans, excluding covered loans	1.91%	1.96%	1.81%
Net charge-offs for the nine months ended 2012 totaled $9.0 million, down from $13.7 million of net charge-offs recorded in the same period of 2011. The net charge-offs for the nine months ended 2012 were made up of $4.7 million of real estate construction and $2.7 million of consumer installment, down from net charge-offs of $9.5 million and $2.9 million, respectively, recorded on these loan classes during the same period of 2011.
Noninterest Income
Noninterest income for the three months ended September 30, 2012 was $27.1 million compared to $10.0 million for the same period in 2011, an increase of $17.1 million for the three month period. The increase is the result of an increase in mortgage banking activities of $9.6 million to $14.8 million for the quarter ended September 30, 2012 compared to the same period in 2011, an increase of 184.52%. The increase was driven by a 91% increase in the pipeline which exceeded $572.0 million at September 30, 2012; total funded loan volume of over $617.5 million, a 78.2% increase compared to the same quarter in 2011; slightly offset by a $2.1 million MSR impairment recorded in the third quarter of 2012. Historically low interest rates and an increase in origination staff contributed to the increase in both the pipeline and funding volume. Although the Company cannot predict future mortgage refinancing demand, the Company intends to continue to strategically increase the number of mortgage loan originators and support staff. Mortgage servicing rights (MSR) values can be highly impacted by fluctuation in market interest rates and global financial market uncertainty. During periods of economic uncertainty this can result in projected declining interest rates. A significant enough decline can result in a temporary impairment of MSR value primarily as a result of increased underlying loan prepayments. As the markets stabilize and/or rates increase, the prepayment assumptions decrease resulting in increased servicing values which can result in an impairment recovery.
For the nine month period ending September 30, 2012, noninterest income increased $26.0 million to $61.8 million compared to $35.8 million during the same period in 2011. The increase is the result of an $21.1 million increase in mortgage banking activities income and the recognized gain on the acquisition of Security Exchange Bank of $4.0 million. These increases were offset by a decrease in SBA lending activities income of $2.4 million, to $4.2 million for the nine month period ended September 30, 2012 compared to the nine months ended September 30, 2011.
Noninterest Expense
Noninterest expense was $31.3 million for the three month period ended September 30, 2012, compared to $20.4 million for the same period in 2011, an increase of $10.9 million, or 53.4%. The increase was a result of higher salaries and employee benefits which increased $6.9 million, or 59.5%, due to higher commission expense related to the increased mortgage banking volume and increased personnel from the Decatur First and Security Exchange acquisitions. Also contributing to the increase in noninterest expense was a $1.5 million increase in ORE expense.
For the nine months ended September 30, 2012, noninterest expense increased $21.0 million to $82.7 million, or 33.9%, when compared to the same nine month period of 2011. The increase was a result of higher salaries and employee benefits which increased $14.6 million, or 42.9%, due to higher commission expense related to the increased mortgage banking volume and increased personnel from the Decatur First and Security Exchange acquisitions. Also contributing to the increase in noninterest expense was a $2.1 million, or 50.9%, increase in professional service fees, $700,000, or 12.6%, increase in ORE expense, a $905,000 accrual for the settlement of class action litigation, and a $776,000 fraud loss, partially offset by decreases of $712,000, or 33.3%, in FDIC insurance premium expense. In total, ORE balances increased $14.6 million, or 48.0% during the nine month period principally due to the acquisition of Security Exchange. Excluding covered assets, ORE balances decreased $11.5 million during the period. Details of ORE expense are presented below.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	$	%	$	%	$	%	$	%
	(dollars in thousands)
Write-down of ORE	$1,452	51.3%	$677	51.4%	$3,537	56.4%	$3,347	60.1%
ORE real property taxes	754	26.7%	115	8.7%	1,624	25.9%	374	6.7%
Foreclosure expense	321	11.4%	241	18.3%	657	10.5%	1,081	19.4%
ORE misc. expense	301	10.6%	283	21.6%	448	7.2%	765	13.8%
Other real estate expense	$2,828	100.0%	$1,316	100.0%	$6,266	100.0%	$5,567	100.0%
In the December 31, 2011 Annual Report on Form 10-K, the Company reported that the Bank was named as a defendant in a state-wide class action in which the plaintiffs alleged that overdraft fees charged to customers constitute interest as, as such, are usurious under Georgia law. During the third quarter of 2012, the Bank entered into an agreement to resolve this class action, recording a $1.0 million noninterest expense for this settlement.
Provision for Income Taxes
The provision for income taxes for the third quarter of 2012 was $4.8 million, compared to $608,000 for the same period in 2011. For the nine month period ended September 30, 2012, provision for income taxes was $11.2 million compared to $3.2 million for the same period in 2011. The increased income tax expense for the three and nine month period ending September 30, 2012 was primarily the result of an increase in income before income taxes. The effective income tax rate at September 30, 2012, differs from the statutory rate primarily due to benefits related to increases in the cash surrender value of life insurance.
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
Four sources of taxable income are considered in determining whether a valuation allowance is required: taxable income in prior years, future reversals of existing taxable temporary differences, tax planning strategies and future taxable income. Management has concluded that it will more likely than not realize the benefit of its net DTA as of September 30, 2012. Management believes that sufficient taxable income will be present in near term future periods to fully realize these net DTAs.

Financial Condition
Total assets were $2.443 billion at September 30, 2012, compared to $2.235 billion at December 31, 2011, an increase of $208.0 million, or 9.3%. This increase was due to $125.3 million in assets acquired in the Security Exchange acquisition, a $25.9 million increase in the FDIC indemnification asset, and an $55.4 million increase in loans held-for-sale. These increases were offset by a decrease in investment securities available-for-sale of $95.8 million.
Cash and cash equivalents decreased $9.9 million, or 17.3%, to $47.4 million at September 30, 2012, compared to December 31, 2011. This balance varies with the Bank’s liquidity needs and is influenced by scheduled loan closings, investment purchases, timing of customer deposits, and loan sales.
Loans increased $121.3 million, or 7.5%, to $1.745 billion at September 30, 2012, compared to $1.624 billion at December 31, 2011. The increase in loans was primarily the result of an increase in consumer loans of $74.4 million, or 7.8%, to $1.029 billion and an increase in commercial loans of $53.4 million, or 9.7%, to $602.7 million. Consumer installment loans increased as the Bank grew its indirect automobile loan portfolio by expanding its lending area. Commercial loans increased primarily due to the FDIC-assisted acquisition of Security Exchange Bank, acquired in June 2012, and had $46.3 million in outstanding commercial loans at September 31, 2012. Somewhat offsetting this increase was a decrease in real estate construction loans of $3.2 million, or 3.3%, to $94.5 million. As the real estate market continued its sluggish trend during the first nine months of 2012, demand for construction loans continued to be limited.
Loans held-for-sale increased $125.8 million, or 94.0%, to $259.7 million at September 30, 2012, compared to December 31, 2011. The increase was due primarily to an increase in mortgage loans held-for-sale as a result of a decrease in mortgage interest rates during the first nine months of 2012 which increased loan volume and also due to the Company's increased mortgage loan originators in strategic locations. Total loan production and loans sold are detailed in the table below:

	Nine Months Ended September 30,		Year Ended December 31,
	2012	2011	2011	2010	2009
	(amounts in thousands)
Loans Originated	$2,494,683	$1,756,184	$2,492,439	$2,209,238	$1,635,580
Loans Sold	$1,584,721	$902,435	$1,446,025	$1,245,659	$818,968
Asset Quality
The following schedule summarizes our asset quality at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Including Covered Assets	Excluding Covered Assets	Including Covered Assets	Excluding Covered Assets	September 30, 2011
		(dollars in thousands)
Nonaccrual loans	$90,145	$61,854	$66,685	$60,413	$60,984
Other real estate owned	45,175	22,573	30,526	21,058	24,494
Repossessions	1,119	1,119	1,423	1,423	1,077
Total nonperforming assets	$136,439	$85,546	$98,634	$82,894	$86,555
Total classified assets (1)	$121,556	$113,454	$119,569	$112,244	$117,990
SBA guaranteed loans included in classified assets	$8,742	$8,742	$5,216	$5,216	$8,641
Loans past due 90 days, still accruing	$—	$—	$116	$116	$422
Ratio of nonperforming assets to total loans, ORE, and repossessions	7.62%	5.12%	5.96%	5.28%	5.24%
Ratio of allowance for loan losses to loans	1.80%	1.91%	1.72%	1.81%	1.96%
Classified assets to Tier 1 capital +allowance for loan losses	48.31%	45.09%	52.68%	49.45%	48.86%

(1)	Classified covered assets are presented net of the 80% loss share agreement with the FDIC.
The $61.9 million in nonaccrual loans, excluding covered loans, at September 30, 2012, included $14.3 million in residential construction related loans, $40.8 million in commercial, $5.5 million on first and second mortgage, and SBA loans and $1.3 million in retail and consumer loans. Of the $14.3 million in residential construction related loans on nonaccrual, $5.3 million was related to single family construction loans with completed homes and homes in various stages of completion, and $9.0 million was related to single family developed lots.

The $22.6 million in other real estate, excluding covered other real estate, at September 30, 2012, was made up of 13 commercial properties with a balance of $5.6 million and the remainder were residential construction related balances which consisted of $2.5 million in 30 residential single family homes completed or substantially completed, $10.2 million in 647 single family developed lots, $4.0 million in 8 parcels of undeveloped land, and $231,000 in 7 parcels of covered ORE.
The Bank makes standard representations and warranties in the normal course of selling mortgage loans in the secondary market. We have not experienced any material repurchase requests as a result of these obligations related to the representations and warranties. The Bank does not securitize the mortgages it originates.
Deposits

	September 30, 2012		December 31, 2011
	$	%	$	%
	(dollars in millions)
Core deposits (1)	$1,595.4	79.6%	$1,523.1	81.4%
Time deposits greater than $100,000	348.9	17.4%	329.2	17.6%
Brokered deposits	59.3	3.0%	19.2	1.0%
Total deposits	$2,003.6	100.0%	$1,871.5	100.0%

(1)	Core deposits include noninterest-bearing demand, money market and interest-bearing demand, savings deposits, and time deposits less than $100,000.
Total deposits at September 30, 2012, were $2.004 billion compared to $1.872 billion at December 31, 2011. Time deposits greater than $100,000 increased $19.7 million, or 6.0%, to $348.9 million. Noninterest-bearing demand deposits increased $84.4 million, or 31.3%, to $354.0 million. Interest-bearing demand deposits and money market deposits increased $77.2 million, or 14.6%, to $604.1 million. Noninterest-bearing demand accounts increased and interest-bearing deposits increased as management worked to move customers to cheaper deposit products to improve the net interest margin and lower the total cost of funds. During the period, the Bank acquired two branches due to the acquisition of Security Exchange Bank and opened two additional branches. The addition of these four branches contributed to the increase in deposit balances.
Other Long-Term Debt
Other long-term debt decreased $52.5 million, or 100.0%, at September 30, 2012, compared to $52.5 million at December 31, 2011. The decrease is a result of the reclassification of five FHLB advances totaling $52.5 million from long-term borrowings to short-term borrowings. The following FHLB advances were reclassified during the first nine months of 2012:

	September 30, 2012	December 31, 2011
	(amounts in thousands)
FHLB three year Fixed Rate Advance with interest at 1.76% maturing July 16, 2013	$—	$25,000
FHLB five year European Convertible Advance with interest at 2.395% maturing March 12, 2013, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of two years	—	5,000
FHLB five year European Convertible Advance with interest at 2.79% maturing March 12, 2013, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of two years	—	5,000
FHLB five year European Convertible Advance with interest at 2.40% maturing April 3, 2013, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of two years	—	2,500
FHLB four year Fixed Rate Credit Advance with interest at 2.90% maturing March 11, 2013	—	15,000
Total long-term debt	$—	$52,500
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
In addition to the ability to increase brokered deposits and retail deposits, as of September 30, 2012, we had the following sources of available unused liquidity:

September 30, 2012
(amounts in thousands)
Unpledged securities	$20,813
FHLB advances	99,500
FRB lines	242,887
Unsecured Federal funds lines	87,000
Additional FRB line based on eligible but unpledged collateral	483,227
Total sources of available unused liquidity	$933,427
The Company’s net liquid asset ratio, defined as federal funds sold, investments maturing within 30 days, unpledged securities, available unsecured federal funds lines of credit, FHLB borrowing capacity and available brokered certificates of deposit divided by total assets was 14.9% at September 30, 2012, 21.0% at December 31, 2011 and 24.2% at September 30, 2011. The primary driver of this reduction is the reduction of securities available for pledging as a result of called securities and mortgage principal amortization not being reinvested and the sale of investments acquired from Decatur First.
In addition to the liquid assets defined above, our loans held for sale are considered highly liquid. The majority of commitments to purchase Mortgage loans held for sale will be funded within one month of the loan closing. Also, the majority of these loans are conforming residential mortgage loans sold to FNMA.  Other loans held for sale include commitments for both SBA loans and Indirect Auto loans where a firm buyer has committed to purchase within a short time period.
Shareholders’ Equity
Shareholders’ equity was $187.5 million at September 30, 2012, and $167.3 million at December 31, 2011. The increase in shareholders’ equity in the first nine months of 2012 was primarily the result of net income offset by preferred dividends paid during the first nine months of 2012.
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
At September 30, 2012, the Bank’s capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents our capital ratios and the minimum regulatory requirements:

		Minimum Regulatory Requirement
	Fidelity Bank	Adequately Capitalized	Well Capitalized
Total risk-based capital ratio	12.62%	8.00%	10.00%
Tier 1 risk-based capital ratio	10.87%	4.00%	6.00%
Leverage capital ratio	9.02%	4.00%	5.00%
The Company is not subject to the provisions of prompt corrective action. The Company had total risk-based capital ratio, tier 1 risk-based capital ratio, and leverage capital ratio of 13.41%, 11.94%, and 9.89%, respectively, at September 30, 2012.
Basel III
The U.S. banking agencies have indicated informally that they expect to adopt Basel III implementing regulations in 2012. Notwithstanding its release of the Basel III framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, Dodd-Frank requires or permits the Federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to the Bank may be substantially different from the Basel III framework as published in December 2011. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Bank’s net income and return on equity.
The Basel III capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 Capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.
The following table describes the revised capital adequacy guidelines and the regulatory framework for prompt corrective action that we must meet beginning January 1, 2015:

Prompt Corrective Action Categories and Ratios	Tier 1 Leverage %	Common Equity Tier 1 RBC (Proposed %)	Tier 1 Risk-Based Capital		Total RBC %
			Current %	Proposed %
Well Capitalized	8.0	6.5	6.0	8.0	10.0
Adequately Capitalized	4.0	4.5	4.0	6.0	8.0
Undercapitalized	< 4.0	< 4.5	< 4.0	< 6.0	< 8.0
Significantly Undercapitalized	< 3.0	< 3.0	< 3.0	< 4.0	< 6.0
Critically Undercapitalized	Tangible Equity / Total Assets
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
BASEL III Current Phase-in Arrangements Schedule

Item	2013 (%)	2014 (%)	2015 (%)	2016 (%)	2017 (%)	2018 (%)	2019 (%)
Phase-in of certain deductions from Common Equity Tier 1 (including threshold deduction items that are over the limits)	—	20	40	60	80	100	100
Minimum Common Equity Tier 1 Risk-Based Capital	3.500	4.000	4.500	4.500	4.500	4.500	4.500
Minimum Tier 1 Risk-Based Capital	4.500	5.540	6.000	6.000	6.000	6.000	6.000
Minimum Total Risk-Based Capital	8.000	8.000	8.000	8.000	8.000	8.000	8.000
Capital Conversion Buffer				0.625	1.250	1.875	2.500
Common Equity Tier 1 Plus Capital Conversion Buffer	3.500	4.000	4.500	5.125	5.750	6.375	7.000
Minimum Tier 1 Capital Plus Capital Conversion Buffer	4.500	5.500	6.000	6.625	7.250	7.875	8.500
Minimum Total Capital Plus Conservation Buffer	8.000	8.000	8.000	8.625	9.250	9.875	10.500
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

Dividends
In October 2012, the Company declared a stock dividend equal to one share for every 100 shares owned. Basic and diluted earnings per share for prior years have been retroactively adjusted to reflect this stock dividend. Future dividends will require a quarterly review of current and projected earnings for the remainder of 2012 in relation to capital requirements prior to the determination of the dividend, and be subject to regulatory restrictions under applicable law.
Non-GAAP Measures
This quarterly Report on Form 10-Q contains financial information determined by methods other than in accordance with GAAP. We use these non-GAAP measures in our analysis of the Company's performance. Some of these non-GAAP measures exclude core deposit premiums from the calculations of return on average assets and return on average equity. We believe presentations of financial measures excluding the impact of core deposit premiums provide useful supplemental information that is essential to a proper understanding of the operating results of our core businesses. In addition, certain designated net interest income amounts are presented on a taxable equivalent basis. We believe that the presentation of net interest income on a taxable equivalent basis aids in the comparability of net interest income arising from taxable and tax-exempt sources. Further, we use other non-GAAP measures that exclude preferred stock and common stock warrants to report equity available to holders of our common stock. We believe that measures that exclude these items provide useful supplemental information that enhances an understanding of the equity that is available to holders of the Company's stock.
These disclosures should not be viewed as a substitute for results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.
These non-GAAP financial measures are “common shareholders' equity,” “tangible common shareholders' equity,” “tangible equity,” “tangible assets” and “tangible book value.” The Company's management, the entire financial services sector, bank stock analysts, and bank regulators use these non-GAAP measures in their analysis of our performance.
“Common shareholders' equity” is shareholders' equity reduced by preferred stock.
“Tangible common shareholders' equity” is shareholders' equity reduced by preferred stock and other intangible assets.
“Tangible shareholders' equity” is shareholders' equity reduced by recorded other intangible assets and preferred stock.
“Tangible assets” are total assets reduced by recorded other intangible assets.
“Tangible book value” is defined as total equity reduced by recorded other intangible assets and preferred stock divided by total common shares outstanding. This measure discloses changes from period-to-period in book value per share exclusive of changes in intangible assets and preferred stock.
The following table provides a more detailed analysis of these non-GAAP measures:

(dollars in thousands, except per share data)	September 30, 2012	December 31, 2011	September 30, 2011
Total shareholders' equity	$187,501	$167,280	$163,012
Less:
Preferred stock	47,123	46,461	46,240
Common shareholders' equity	$140,378	$120,819	$116,772
Total shareholders' equity	$187,501	$167,280	$163,012
Less:
Core deposit intangible	1,300	979	—
Preferred stock	47,123	46,461	46,240
Tangible common shareholders' equity	$139,078	$119,840	$116,772
Total shareholders' equity	$187,501	$167,280	$163,012
Less:
Core deposit intangible	1,300	979	—
Tangible shareholders' equity	$186,201	$166,301	$163,012
Total assets	$2,442,794	$2,234,795	$2,109,675
Less:
Core deposit intangible	1,300	979	—
Tangible assets	$2,441,494	$2,233,816	$2,109,675
Book value per common share	$9.69	$8.68	$8.43
Effect of intangible assets	(0.17)	(0.17)	(0.10)
Tangible book value per common share	$9.52	$8.51	$8.33

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
A form of interest rate sensitivity analysis referred to as equity at risk, is used to measure our interest rate risk by computing estimated changes in earnings and the net present value of our cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net present value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in the market risk sensitive instruments in the event of a sudden and sustained 100, 200 and 300 basis point increase or decrease in market interest rates.
Our policy states that a negative change in net present value (equity at risk) as a result of an immediate and sustained 200 basis point increase or decrease in interest rates should not exceed a 20% change from the base equity position.  It also states that a similar increase or decrease in interest rates should not negatively impact net interest income by more than 10% over the following two years period, subject to senior management's concurrence that such a change is possible.
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
Interest Rate Sensitivity
An element used to manage interest rate risk includes estimating the mix of fixed and variable rate assets and liabilities and the maturity and repricing patterns of these assets and liabilities. We perform a quarterly review of assets and liabilities that reprice and the time bands within which the repricing occurs. Balances generally are reported in the time band that corresponds to the instrument’s next repricing date or contractual maturity, whichever occurs first. However, fixed rate indirect automobile loans, mortgage-backed securities, and residential mortgage loans are primarily included based on scheduled payments with a prepayment factor incorporated. Through such analysis, we monitor and manage our interest sensitivity gap to minimize the negative effects of changing interest rates.
The interest rate sensitivity structure within our balance sheet at September 30, 2012, indicated a cumulative net interest sensitivity asset gap of 18.56% when projecting out six months. When projecting forward one year, there was a cumulative net interest sensitivity asset gap of 5.61%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. Our policy states that the cumulative gap, measured as rate sensitive assets divided by rate sensitive liabilities, at one year should generally be within 75% and 125%. At September 30, 2012 our cumulative gap ratio was 106%.
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
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to claims and lawsuits arising in the course of normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of September 30, 2012, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our results of operations or financial condition.
In the December 31, 2011 Annual Report on Form 10-K, the Company reported that the Bank was named as a defendant in a state-wide class action in which the plaintiffs alleged that overdraft fees charged to customers constitute interest as, as such, are usurious under Georgia law. During the third quarter of 2012, the Bank entered into an agreement to resolve this class action, recording a $1.0 million noninterest expense for this settlement.
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

FIDELITY SOUTHERN CORPORATION
(Registrant)
Date:	November 9, 2012	BY:	/S/ JAMES B. MILLER, JR.
James B. Miller, Jr.
Chief Executive Officer
Date:	November 9, 2012	BY:	/s/ STEPHEN H. BROLLY
Stephen H. Brolly
Chief Financial Officer

Exhibit 31.1

Fidelity Southern Corporation
Certification of Principal Executive Officer

I, James B. Miller, Jr., certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Fidelity Southern Corporation;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.
Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize, and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

November 9, 2012

/s/ James B. Miller, Jr.
James B. Miller, Jr.
Chief Executive Officer
Fidelity Southern Corporation

Exhibit 31.2

Fidelity Southern Corporation
Certification of Principal Financial Officer

I, Stephen H. Brolly, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Fidelity Southern Corporation;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.
Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize, and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

November 9, 2012

/s/ Stephen H. Brolly
Stephen H. Brolly
Chief Financial Officer
Fidelity Southern Corporation

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES OXLEY ACT OF 2002

In connection with the Quarterly Report of Fidelity Southern Corporation (the “Corporation”) on Form 10-Q for the period ended September 30, 2012, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James B. Miller, Jr., Chief Executive Officer of the Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

November 9, 2012

/s/ James B. Miller, Jr.
James B. Miller, Jr.
Chief Executive Officer
Fidelity Southern Corporation

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES OXLEY ACT OF 2002

In connection with the Quarterly Report of Fidelity Southern Corporation (the “Corporation”) on Form 10-Q for the period ended September 30, 2012, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Stephen H. Brolly, Chief Financial Officer of the Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

November 9, 2012

/s/ Stephen H. Brolly
Stephen H. Brolly
Chief Financial Officer
Fidelity Southern Corp