Form 10-K
period 2012-12-31
FIDELITY SOUTHERN CORP
filed 2013-03-15
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐
(Do not check if a smaller
reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the registrant) as of June 30, 2012 (based on the average bid and ask price of the Common Stock as quoted on the NASDAQ National Market System on June 30, 2012), was $82,476,922.
At March 1, 2013, there were 14,845,688 shares of Common Stock outstanding, without stated par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
Report on Form 10-K
December 31, 2012

(1) All or portions of this item are incorporated by reference to the Registrant's Definitive Proxy Statement for the 2013 Annual
Meeting of Shareholders.

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
FSC is a legal entity separate and distinct from its bank subsidiary. We coordinate the financial resources of the consolidated enterprise and thereby maintain financial, operation and administrative systems that allow centralized evaluation of subsidiary operations and coordination of selected policies and activities. FSC's operating revenues and net income are derived primarily from management fees and cash dividends received from our bank subsidiary. At December 31, 2012, we had total assets of $2.477 billion, total loans of $2.081 billion, total deposits of $2.068 billion, and shareholders’ equity of $192.9 million. In addition, in June 2012 we acquired Security Exchange Bank, with approximately $47.2 million in loans and $146.5 million in deposits, in an FDIC-assisted acquisition. For more general information about our business and recent material transactions, see Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operation.
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
These trends and events include (1) risks associated with our loan portfolio, including difficulties in maintaining quality loan growth, greater loan losses than historic levels, the risk of an insufficient allowance for loan losses, and expenses associated with managing nonperforming assets, unique risks associated with our construction and land development loans, our ability to maintain and service relationships with automobile dealers and indirect automobile loan purchasers, and our ability to profitably manage changes in our indirect automobile lending operations; (2) risks associated with adverse economic conditions, including risk of continued stagnation in real estate values in the Atlanta, Georgia, metropolitan area and in eastern and northern Florida markets, conditions in the financial markets and economic conditions generally and the impact of efforts to address difficult market and economic conditions; a stagnant economy and its impact on operations and credit quality, the impact of a recession on our loan portfolio, changes in the interest rate environment and the impact on our net interest margin, and inflation; (3) risks associated with government regulation and programs, uncertainty with respect to future governmental economic and regulatory measures, new regulatory requirements imposed by the Consumer Financial Protection Bureau, new regulatory requirements for residential mortgage loan services, and numerous legislative proposals to further regulate the financial services industry, the impact of and adverse changes in the governmental regulatory requirements affecting us, and changes in political, legislative and economic conditions; (4) the ability to maintain adequate liquidity and sources of liquidity; (5) our ability to maintain sufficient capital and to raise additional capital; (6) the accuracy and completeness of information from customers and our counterparties; (7) the effectiveness of our controls and procedures; (8) our ability to attract and retain skilled people; (9) greater competitive pressures among financial institutions in our market; (10) failure to achieve the revenue increases expected to result from our investments in our growth strategies, including our branch additions and in our transaction deposit and lending businesses; (11) the volatility and limited trading of our common stock; (12) the impact of dilution on our common stock; (13) risks related to FDIC-assisted transactions; compliance with certain requirements under our FDIC loss share agreements; changes in national and local economic conditions resulting in higher charge-offs not covered by the FDIC loss share agreement; and (14) risks associated with technological changes and the possibility of Cyberfraud.
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

Important Factors Impacting Comparability of Results
We have accounted for our acquisitions of Decatur First Bank (“Decatur First”) and Securities Exchange Bank (“Security Exchange”) using the acquisition method of accounting as of the acquisition date for each entity. Under these accounting rules, the results of our operations for the year ended December 31, 2012 include the results of Decatur First and Security Exchange from the date of acquisition, but the results of operations for the year ended December 31, 2011 do not include Security Exchange or the full year for Decatur First. The results of operations for the year ended December 31, 2010 do not include the results of Security Exchange of Decatur First. Our balance sheets as of December 31, 2012 and December 31, 2011, include the assets, liabilities and equity of Decatur First however Security Exchange’s assets, liabilities and equity are included only as of December 31, 2012. Footnotes and tables presented as of December 31, 2011 do not include the assets, liabilities and equity of Security Exchange.
Market Area, Products and Services
The Bank provides an array of financial products and services for business and retail customers primarily through 30 branches in Fulton, Dekalb, Cobb, Clayton, Forsyth, Gwinnett, Rockdale, Coweta, Henry, Greene, and Barrow Counties in Georgia, a branch in Jacksonville, Duval County, Florida, and online at www.LionBank.com. The Bank's customers are primarily individuals and small and medium sized businesses located in Georgia. Mortgage and construction loans are also provided through a branch in Jacksonville, Florida. Mortgage loans, automobile loans, and Small Business Administration (“SBA”) loans are provided through employees located in eleven Southern states.
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
Deposits
The Bank offers a full range of depository accounts and services to both individuals and businesses. As of December 31, 2012, deposits totaled $2.068 billion, consisting of:

	December 31, 2012		December 31, 2011
($ in millions)	Amount	%	Amount	%
Noninterest-bearing demand deposits	$381.8	18.4%	$269.6	14.4%
Interest-bearing demand deposits and money market accounts	638.6	30.9%	527.0	28.2%
Savings deposits	329.2	15.9%	389.2	20.8%
Time deposits	661.4	32.0%	666.5	35.6%
Brokered time deposits	56.9	2.8%	19.2	1.0%
Total deposits	$2,068.0	100.0%	$1,871.5	100.0%
During 2012, the Bank continued a marketing program to increase the number and volume of our personal and business demand deposit accounts with the goals of building relationships with existing customers, adding new customers, increasing transaction accounts, and helping manage our cost of funds. Deposits also increased due to the FDIC-assisted acquisition of Security Exchange Bank. We believe the marketing program has been a contributing factor to the growth in the Bank’s core deposits in 2012. Based on the success of this program, the Bank intends to continue this marketing program during 2013.
Lending
The Bank's primary lending activities include commercial loans to small and medium sized businesses, SBA sponsored loans, consumer loans (primarily indirect automobile loans), construction loans, and residential real estate loans. Commercial lending consists of the extension of credit for business purposes, primarily in the Atlanta metropolitan area. SBA loans, originated in the Atlanta metropolitan area and throughout the South, are primarily made through the Bank's SBA loan production offices located in Georgia, Florida, Tennessee, North Carolina, Virginia, Alabama, Maryland, and Texas. Indirect loans are originated in Georgia, Florida, North Carolina, South Carolina, Alabama, Arkansas, Mississippi, Virginia and Tennessee. The Bank offers direct installment loans to consumers on both a secured and unsecured basis. Secured construction loans to home builders and developers and residential mortgages primarily in the Atlanta metropolitan area with offices throughout Georgia along with offices throughout Virginia and one office in Jacksonville, Florida.
As of December 31, 2012, the Bank had total loans outstanding, including loans held-for-sale, consisting of:

(in thousands)	Total Loans	Held-for-Sale	Loans
Commercial	$651,657	$20,986	$630,671
Construction	89,924	—	89,924
Consumer	979,006	30,000	949,006
Mortgage	360,538	253,108	107,430
Total loans	$2,081,125	$304,094	$1,777,031
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
Commercial Real Estate Lending
The Bank engages in commercial real estate lending through direct originations. The Bank does not purchase loan participations from other banks, although the Bank did purchase approximately $11.0 million and $6.9 million in 2012 and 2011, respectively, of commercial real estate loans from the FDIC through failed bank acquisitions. The Bank’s primary focus is on originating owner-occupied loans to finance real estate out of which an individual or company will operate their business. Non-owner occupied real estate loans for investment purposes are made on a selective basis and only where the borrowers or guarantors add substantial support to their credit. Loans where the sole source of repayment is derived from the project, or where the absence of the project’s success would call into question the ability of the borrower to service the debt, are avoided. The Bank’s commercial real estate loans are made to individuals and to small and medium sized businesses to provide loan diversification, to generate assets that are sensitive to fluctuations in interest rates, and to generate deposit and other relationships. Commercial real estate loans are generally prime-based floating-rate loans or shorter-term (one to five year) fixed-rate loans. Approximately 58% of our commercial real estate loans are owner occupied real estate loans. The remaining non-owner occupied loans were made to established commercial customers for purposes other than retail development.
The Bank’s portfolio of SBA loans and SBA loans held-for-sale are primarily commercial real estate related, with a portion of each loan guaranteed by the SBA or with other credit enhancements provided by the government.
Indirect Automobile Lending
The Bank purchases, on a nonrecourse basis, consumer installment contracts secured by new and used vehicles purchased by consumers from franchised motor vehicle dealers and selected independent dealers located throughout the Southeast. A portion of the indirect automobile loans the Bank originates is generally sold with servicing retained. During 2012, the Bank produced approximately $733 million of indirect automobile loans, while profitably selling $189 million to third parties with servicing retained. At December 31, 2012, we were servicing $318 million in loans we had sold, primarily to other financial institutions.
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
Real Estate Mortgage Lending
The Bank's residential mortgage loan business focuses on one-to-four family properties. We offer Federal Housing Authority (“FHA”), Veterans Administration (“VA”), and conventional and non-conforming residential mortgage loans. The Bank operates our retail residential mortgage banking business primarily in the Atlanta metropolitan area with offices throughout Georgia along with offices throughout Virginia and one office in Jacksonville, Florida. We also operate a wholesale lending division purchasing loans from qualified brokers and correspondents in the Southeast and Mid-Atlantic regions. The Bank is an approved originator and servicer for the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”), and is an approved originator for loans insured by the Department of Housing and Urban Development (“HUD”). The Bank is an approved originator for the Government National Mortgage Association (“GNMA”) as of January 2013.
The balances of mortgage loans held-for-sale fluctuate due to economic conditions, interest rates, the level of real estate activity, the amount of mortgage loans retained by the Bank, and seasonal factors. During 2012, we originated and sold to third parties approximately $2.1 billion in mortgage loans. As seller, the Company makes certain standard representations and warranties with respect to the loans being transferred. To date, the Company's repurchases of mortgage loans previously sold have been de minimus.
At December 31, 2012, we employed 263 mortgage banking employees compared to 174 at December 31, 2011. The Bank primarily sells originated residential mortgage loans and brokered loans to investors, retaining servicing on a significant amount of the sales. Management expects mortgage banking division activity for 2013 to be comparable to 2012.
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
Investment Securities
At December 31, 2012, we owned investment securities totaling $167.9 million. Management’s conservative investment philosophy attempts to limit risk in the portfolio, which results in less yield through less risky investments than would otherwise be available if we were more aggressive in our investment philosophy. Investment securities include debt securities issued by agencies of the U.S. Government, mortgage backed securities issued by U.S. Government agencies, bank qualified municipal bonds, and FHLB stock.
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
Loan Review and Nonperforming Assets
The Bank’s Credit Review Department reviews the Bank’s loan portfolios to identify potential deficiencies and recommends appropriate corrective actions. The Credit Review Department reviews more than 30% of the commercial and construction loan portfolios and reviews 10% of the consumer loans originated annually. In 2012, they reviewed more than 80% of the construction and commercial portfolios. The results of the reviews are presented to the Bank’s Loan and Discount Committee on a monthly basis.
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
Management also models the valuation of collateral dependent real estate loans and Other Real Estate (“ORE”) based on the latest appraised value, trends of similar property values within the Bank’s market and the Bank’s own observations and experience with similar properties. At least quarterly, valuations are reviewed to take into account the aging of the appraisals and the recent trends for the specific type of collateral. Loans are charged off when, in the opinion of management, such loans are deemed to be uncollectable. Subsequent recoveries are added to the allowance.
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
As a financial institution, we operate under a regulatory framework. The framework outlines a regulatory environment applicable to financial holding companies, bank holding companies, and their subsidiaries. Below, we have provided some specific information relevant to FSC. The regulatory framework under which we operate is intended primarily for the protection of depositors and the FDIC's Deposit Insurance Fund and not for the protection of our security holders and creditors. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.

General
The current regulatory environment for financial institutions includes substantial enforcement activity by the federal banking agencies, the U.S. Department of Justice, the SEC, and other state and federal law enforcement agencies, reflecting an increase in activity over prior years. This environment entails significant potential increases in compliance requirements and associated costs.
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
Fidelity must also register with the Georgia Department of Banking and Finance (“GDBF”) and file periodic information with the GDBF. As part of such registration, the GDBF requires information with respect to the financial condition, operations, management and intercompany relationships of Fidelity and the Bank and related matters. The GDBF may also require such other information as is necessary to keep itself informed as to whether the provisions of Georgia law and the regulations and orders issued there under by the GDBF have been complied with, and the GDBF may examine Fidelity and the Bank. The Florida Office of Financial Regulation ("FOFR") does not examine or directly regulate out-of-state holding companies for banks that have a branch located in the State of Florida.
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
On June 27, 2012, the Treasury sold all of its shares of the Company’s preferred stock, acquired in December 2008 under TARP, in a public offering as part of a modified Dutch auction process. The Company did not receive any proceeds from this auction; however the Company’s operations are no longer limited by the TARP restrictions or regulations regarding executive compensation. In addition, certain terms set forth in the Letter Agreement only applied so long as Treasury held preferred shares and are no longer applicable.
Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law on July 21, 2010. The Dodd-Frank Act affects financial institutions in numerous ways, including the creation of a new Financial Stability Oversight Council responsible for monitoring and managing systemic risk, granting additional authority to the Federal Reserve to regulate certain types of non-bank financial companies, granting new authority to the FDIC as liquidator and receiver, abolishing the Office of Thrift Supervision, changing the manner in which insurance deposit assessments are made, requiring the regulators to modify capital standards, establishing a new Consumer Financial Protection Bureau (CFPB) to regulate compliance with consumer laws and regulations, capping interchange fees which banks charge merchants for debit card transactions, and imposing new requirements on mortgage lenders. There are many provisions in the Dodd-Frank Act mandating regulators to adopt new regulations and conduct studies upon which future regulation may be based. The CFPB has recently issued a number of new regulations affecting the origination, administration, and servicing of mortgage loans that are supposed to become effective in January 2014. It is anticipated that these new regulations will increase Fidelity's compliance costs over time, and could have unforeseen consequences as the new legislation and regulations are implemented over time. In addition, current litigation challenging the constitutionality of certain aspects of the CFPB, including the appointment of Richard Cordray as the director of the CFPB, could result in additional uncertainty and have unforeseen consequences over time. Some of the key Dodd-Frank Act provisions that affect SEC public companies are as follows:

•
Public companies are required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

•
A separate, non-binding shareholder vote is required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

•
Securities exchanges will be required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

•
Stock exchanges are prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.

•	Disclosure in annual proxy materials will be required concerning the relationship between the executive compensation paid and the financial performance of the issuer.

•
Item 402 of Regulation S-K will be amended to require companies to disclose the ratio of the Chief Executive Officer's annual total compensation to the median annual total compensation of all other employees.

•
The Securities and Exchange Commission is authorized to adopt rules requiring public companies to make their proxy materials available to shareholders for nomination of their own candidates for election to the board of directors.

Temporary Liquidity Guarantee Program
On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Treasury, as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the original TLG Program the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions and (ii) provide full FDIC deposit insurance coverage for noninterest-bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC-insured institutions through June 30, 2010. On June 22, 2010, the program was extended through December 31, 2010, and the maximum interest rate for guaranteed NOW accounts was lowered from 0.50% to 0.25%. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000.
On November 9, 2010, the FDIC issued a final rule to implement Section 343 of the Dodd-Frank Act that provided temporary unlimited deposit insurance coverage for noninterest-bearing transaction accounts at all FDIC-insured depository institutions. The separate coverage for noninterest-bearing transaction accounts became effective on December 31, 2010, and terminated on December 31, 2012. Fidelity elected to participate in both guarantee programs. From the inception of the TLG Program through December 31, 2012, Fidelity did not issue any senior unsecured debt. The termination of the guarantee did not have a material impact on the Company.
FDIC Insurance Assessments
Deposits at our bank are insured up to applicable limits by the Deposit Insurance Fund of the FDIC ("DIF"). As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions. The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the GBDF. Management of the Bank is not aware of any practice, condition or violation that might lead to termination of the Bank's deposit insurance. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the DIF. The Dodd-Frank Act permanently raised the FDIC insurance coverage limit per depositor to $250,000. In 2009, the FDIC increased the amount assessed from financial institutions by increasing its risk-based deposit insurance assessment scale. The assessment scale for 2010 ranged from seven basis points of assessable deposits for the strongest institutions to 77.5 basis points for the weakest. In 2009, the FDIC approved a rule that required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. An insured institution’s risk-based deposit insurance assessments will continue to be calculated on a quarterly basis, but will be paid from the amount the institution prepaid until the later of the date that amount is exhausted or June 30, 2013, at which point any remaining funds would be returned to the insured institution. As of December 31, 2012, the Bank had a prepaid assessment balance of $5.5 million remaining. During the years ended December 31, 2012 and 2011, the Bank's FDIC insurance deposit assessments were $1.9 million and $2.6 million, respectively. On February 7, 2011, the FDIC approved a final rule implementing changes to the deposit insurance assessment system mandated by the Dodd-Frank Act. The base on which deposit insurance assessments are charged was revised from one based on domestic deposits to one based on assets. The assessment rate schedule was also revised to a range of 5 to 35 basis points annually, and fully adjusted rates will range from 2.5 to 45 basis points annually. The overall impact of these changes has resulted in a reduction in the Bank’s FDIC insurance premiums. There were no changes to the FDIC assessment formula or rates during 2012.
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
For 2012, neither FSC nor the Bank paid any cash dividends. In addition, in 2012, FSC declared a quarterly stock dividend of one share for every 60 shares owned in the first, second, and third quarters and one share for every 100 shares owned in the fourth quarter. The Board of Directors for both the Bank and FSC will review on a quarterly basis whether to declare and pay dividends for the remainder of 2013, with the declared and paid dividend consistent with current regulatory limitations, earnings, capital requirements, and forecasts of future earnings.
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
To continue to conduct its business as currently conducted, FSC and the Bank will need to maintain capital well above the minimum levels. At December 31, 2012 and 2011, the Bank's capital ratios exceeded the regulatory minimum ratios discussed above. The table on the following page presents our capital ratios and the minimum regulatory requirements:

	Fidelity Bank		Minimum Regulatory Requirement
	December 31, 2012	December 31, 2011	Adequately Capitalized	Well Capitalized
Total risk-based capital ratio	12.65%	12.73%	8.00%	10.00%
Tier 1 risk-based capital ratio	10.92%	10.93%	4.00%	6.00%
Leverage capital ratio	9.22%	9.08%	4.00%	5.00%
The Company is not subject to the provisions of prompt corrective action. The Company had total risk-based capital ratio, tier 1 risk-based capital ratio, and leverage capital ratio of 13.43%, 12.06%, and 10.18%, respectively at December 31, 2012. The Company had total risk-based capital ratio, tier 1 risk-based capital ratio, and leverage capital ratio of 13.70%, 11.85%, and 9.83%, respectively at December 31, 2011.

Basel III
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
On November 9, 2012, through a Joint Release, the U.S. banking agencies indicated formally that they did not expect to adopt Basel III implementing regulations effective January 1, 2013 as originally proposed. Member of the Joint Basel Committee on Banking Supervision indicated that they had received a large volume of comments from industry participants that expressed concern that there would not be sufficient time to understand the rule and make necessary systems changes. No expected date for implementation of Basel III has been released by the Basel Committee.
Commercial Real Estate
In December 2006, the federal banking agencies, including the FDIC, issued a final guidance on concentrations in commercial real estate lending (the “Guidance”), noting that increases in banks’ commercial real estate concentrations could create safety and soundness concerns in the event of a significant economic downturn. The Guidance mandates certain minimal risk management practices and categorizes banks with defined levels of such concentrations as banks that may warrant elevated examiner scrutiny. The regulatory guideline defines a bank as having a concentration in commercial real estate if its portfolio of land, construction (both commercial and residential) and Acquisition and Development loans exceeds 100% of the Bank’s total risk based capital. The Bank’s ratio decreased from 56% at December 31, 2011, to 44% at December 31, 2012. The regulatory guideline for all real estate loans, except owner-occupied property as a percentage of capital is a maximum of 300%. The Bank’s ratio decreased from 136% at December 31, 2011, to 134% at December 31, 2012. The Guidance does not formally prohibit a bank from exceeding either of these two thresholds. Rather, it defines the circumstances under which a bank will be declared to have a commercial real estate concentration. Further, the Guidance requires any such banks with commercial real estate concentrations to have heightened and sophisticated risk management systems in place to adequately manage the increased levels of risk. While management believes that our credit processes, procedures and systems meet the risk management standards dictated by the Guidance, regulatory authorities could effectively limit increases in the real estate concentrations in the Bank’s loan portfolios or require additional credit administration and management costs associated therewith, or both.
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
Future Legislation
Various legislation affecting financial institutions and the financial industry is from time to time introduced in Congress. Such legislation may change banking statutes and the operating environment of Fidelity and its subsidiaries in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or results of operations of Fidelity or any of its subsidiaries. With the enactment of the Dodd-Frank Act, the creation of the Bureau of Consumer Financial Protection, and the uncertainty of the final rules of Basel III, the nature and extent of future legislative and regulatory changes affecting financial institutions continues to be very unpredictable.
Competition
The banking business is highly competitive. The Bank competes for traditional bank business with numerous other commercial banks and thrift institutions in Fulton, Dekalb, Cobb, Clayton, Forsyth, Gwinnett, Rockdale, Coweta, Henry, Morgan, Greene, and Barrow Counties, Georgia, the Bank’s primary market area other than for residential construction and development loans, SBA loans, residential mortgages, and indirect automobile loans. The Bank also competes for loans with insurance companies, regulated small loan companies, credit unions, and certain governmental agencies. The Bank competes with independent brokerage and investment companies, as well as state and national banks and their affiliates and other financial companies. Many of the companies with whom the Bank competes have greater financial resources.
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
Employees and Executive Officers
As of December 31, 2012, we had 774 full-time equivalent employees. We are not a party to any collective bargaining agreement. We believe that our employee relations are good. We afford our employees a variety of competitive benefit programs including a retirement plan and group health, life and other insurance programs. We also support training and educational programs designed to ensure that employees have the types and levels of skills needed to perform at their best in their current positions and to help them prepare for positions of increased responsibility.

Executive Officers of the Registrant
The Company’s executive officers, their ages, their positions with the Company at December 31, 2012, and the period during which they have served as executive officers, are as follows:

Name	Age	Since	Position
James B. Miller, Jr.	72	1979
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

H. Palmer Proctor, Jr.	45	1996
President of Fidelity since April 2006; Senior Vice President of Fidelity from January 2006 through April 2006; Vice President of Fidelity from April 1996 through January 2006; Director and President of Fidelity Bank since October 2004 and Senior Vice President of Fidelity Bank from October 2000 through September 2004. Director and Secretary/Treasurer of LionMark Insurance Company since November 2004.

Stephen H. Brolly	49	2008
Principal Financial and Accounting Officer of Fidelity and Chief Financial Officer of Fidelity and Fidelity Bank since August 2008; Treasurer of Fidelity and Fidelity Bank from May 2006 through August 2008. Chief Financial Officer of LionMark Insurance Company since August 2008.

David Buchanan	55	1995
Vice President of Fidelity since 1999; Executive Vice President of Fidelity Bank since October 2004; and Senior Vice President of Fidelity Bank from 1995 through September 2004. President of LionMark Insurance Company since November 2004.

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
Risks Related to our Business
A significant portion of the Bank's loan portfolio is secured by real estate loans in the Atlanta, Georgia, metropolitan area and in eastern and northern Florida markets, and continued stagnation in real estate market values in those areas may adversely affect our business.
Currently, our lending and other businesses are concentrated in the Atlanta, Georgia, metropolitan area and eastern and northern Florida. As of December 31, 2012, commercial real estate, real estate mortgage, and construction loans, accounted for 47.8% of our total loan portfolio. Therefore, conditions in these markets will strongly affect the level of our nonperforming loans and our results of operations and financial condition. Real estate values and the demand for commercial and residential mortgages and construction loans are affected by, among other things, general and local economic conditions, changes in governmental regulation, monetary and fiscal policies, interest rates and weather. Continued stagnation in our real estate markets could adversely affect the demand for new real estate loans, and the value and liquidity of the collateral securing our existing loans. Adverse conditions in our markets could also reduce our growth rate, impair our ability to collect loans, and generally affect our financial condition and results of operations.

Construction and land development loans are subject to unique risks that could adversely affect earnings.
Our construction and land development loan portfolio was $114.3 million at December 31, 2012, comprising 5.5% of total loans. Construction and land development loans are often riskier than home equity loans or residential mortgage loans to individuals. During general economic slowdowns, these loans represent higher risk due to slower sales and reduced cash flow that could impact the borrowers' ability to repay on a timely basis. In addition, regulations and regulatory policies affecting banks and financial services companies undergo continuous change and we cannot predict when changes will occur or the ultimate effect of any changes. Since the latter part of 2006, there has been continued regulatory focus on construction, development and commercial real estate lending. Changes in the federal policies applicable to construction, development or commercial real estate loans make us subject to substantial limitations with respect to making such loans, increase the costs of making such loans, and require us to have a greater amount of capital to support this kind of lending, all of which could have a material adverse effect on our profitability or financial condition.
Delays in our ability to foreclose on delinquent mortgage loans may negatively impact our business.
Because we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we are exposed to the risks inherent in the ownership of real estate. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to:

•	general or local economic conditions;

•	environmental cleanup liability;

•	neighborhood values;

•	interest rates;

•	real estate tax rates;

•	operating expenses of the mortgaged properties;

•	supply of and demand for rental units or properties;

•	ability to obtain and maintain adequate occupancy of the properties;

•	zoning laws;

•	governmental rules, regulations and fiscal policies; and

•	natural disasters.
Certain expenses associated with the ownership of real estate, principally real estate taxes, insurance, and maintenance costs, may adversely affect the income from the real estate. The ability to mitigate the losses on defaulted loans depends upon the ability to promptly foreclose upon the collateral after an appropriate cure period. In some states, the large number of mortgage foreclosures that have occurred has resulted in delays in foreclosing. Any delay in the foreclosure process will adversely affect us by increasing the expenses related to carrying such real estate and exposes us to losses as a result of potential additional declines in the value of such collateral. As a result, the increased cost of owning and operating such real estate may exceed the rental income earned from the real estate, and we may have to advance funds in order to protect our investment or we may be required to dispose of the real estate at a loss.
The Allowance for loan losses may be insufficient.
The Bank maintains an allowance for loan losses, which is established and maintained through provisions charged to operations. Such provisions are based on management's evaluation of the loan portfolio, including loan portfolio concentrations, current economic conditions, the economic outlook, past loan loss experience, adequacy of underlying collateral, and such other factors which, in management's judgment, deserve consideration in estimating loan losses. Loans are charged off when, in the opinion of management, such loans are deemed to be uncollectible. Subsequent recoveries are added to the allowance.
The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Bank's allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the estimated charge-offs utilized in determining the sufficiency of the allowance for loan losses, we will need additional provisions to increase the allowance. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, regulatory capital, and may have a material adverse effect on our financial condition and results of operations. See “Allowance for Loan Losses” in Item 7-“Management's Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this report for further discussion related to our process for determining the appropriate level of the allowance for loan losses.

The Bank may be unable to maintain and service relationships with automobile dealers and the Bank is subject to their willingness and ability to provide high quality indirect automobile loans.
The Bank's indirect automobile lending operation depends in large part upon the ability to maintain and service relationships with automobile dealers, the strength of new and used automobile sales, the loan rate and other incentives offered by other purchasers of indirect automobile loans or by the automobile manufacturers and their captive finance companies, and the continuing ability of the consumer to qualify for and make payments on high quality automobile loans. There can be no assurance the Bank will be successful in maintaining such dealer relationships or increasing the number of dealers with which the Bank does business, or that the existing dealer base will continue to generate a volume of finance contracts comparable to the volume historically generated by such dealers, which could have a material adverse effect on our financial condition and results of operations.
Our profitability depends significantly on economic conditions in our lending markets.
Our success depends primarily on the general economic conditions of the specific local markets in which we operate. Unlike larger national or regional banks that are more geographically diversified, the Bank provides banking and financial services to customers primarily in the State of Georgia. The local economic conditions have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. Adverse general economic conditions, caused by a significant economic slowdown, recession, inflation, acts of terrorism, outbreak of hostilities, or other international or domestic occurrences, unemployment, changes in securities markets, or other factors could impact local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.
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
The FDIC insures deposits at FDIC insured financial institutions, including the Bank. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at an adequate level. During the prior economic recession, the FDIC increased its assessment rates and imposed special assessments. The FDIC may further increase these rates and impose additional special assessments in the future, which could have a material adverse effect on future earnings.
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
Future dividend payments on common stock and common stock repurchases are restricted by the terms of the Preferred Shares.
Under the terms of the Preferred Shares, as long as the Preferred Shares are outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including our common stock, are prohibited until and unless all accrued and unpaid dividends are paid on the Preferred Shares, subject to certain limited exceptions.

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
Like other financial institutions, our earnings and cash flows are subject to interest rate risk. A significant source of income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. Over any defined period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice versa. In addition, the individual market interest rates underlying our loan and deposit products (e.g., prime versus competitive market deposit rates) may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, our earnings may be negatively affected. Also, the volume of nonperforming assets will negatively impact average yields if and as it increases. In addition, loan volume and quality and deposit volume and mix can be affected by market interest rates. As a result of the sustained low interest rate environment, an increasing percentage of our deposits are comprised of short-term CD's and other deposits yielding no or very low rates of interest. Changes in levels of market interest rates, including the current rate environment, could materially adversely affect our net interest spread, asset quality, origination volume and overall profitability. Income could also be adversely affected if the interest rates paid on deposits and other borrowings increase quicker than the interest rates received on loans and other investments during periods of rising interest rates.
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
We may become subject to more stringent capital requirements.
Federal banking regulators have jointly proposed and requested comment on proposed rules that, taken together, would establish an integrated regulatory capital framework that would generally implement the Basel III regulatory capital reforms in the United States. As proposed, the U.S. implementation of Basel III would generally lead to higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. If adopted in their proposed form, these new capital requirements would generally be phased in from 2013 to 2019. Additionally, the proposed rules contemplate that, for banking organizations with less than $15 billion in assets, such as us, the ability to treat trust preferred securities as Tier 1 capital would be phased out over a ten-year period. Compliance with these rules could impact our capital plans, affect returns on capital, and impose additional costs on us. The potential impact of the proposed new rules on us is being reviewed. There is no assurance that the Basel III-related proposals will be adopted in their current form, what changes may be made prior to adoption, or when the final rules would be effective.
The building of market share through our branching strategy could cause our expenses to increase faster than revenues.
We intend to continue to build market share through our branching strategy. There are considerable costs involved in opening branches and new branches generally require a period of time to generate sufficient revenues to offset their costs, especially in areas in which we do not have an established presence.
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
From time to time, we evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions. There is no assurance that any acquisitions will occur in the future. However, if we do acquire other banks, businesses, or branches, such acquisitions would involve various risks, including the following:

•	potential exposure to unknown or contingent liabilities of the target company;

•	exposure to potential asset quality issues of the target company;

•	difficulty and expense of integrating the operations and personnel of the target company;

•	potential disruption to our business;

•	potential diversion of management's time and attention;

•	the possible loss of key employees and customers of the target company;

•	difficulty in estimating the value of the target company; and

•	potential changes in banking or tax laws or regulations that may affect the target company.
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
The ultimate success of our past FDIC-assisted transactions, and any FDIC-assisted transactions in which we may participate in the future, will depend on a number of factors, including our ability:

•	to fully integrate the branches acquired into the Bank's operations;

•	to limit the outflow of deposits held by our new customers in the acquired branches and to retain and manage interest-earning assets acquired in FDIC-assisted transactions;

•	to generate new interest-earning assets in the geographic areas previously served by the acquired banks;

•	to effectively compete in new markets in which we did not previously have a presence;

•	to control the incremental noninterest expense from the acquired branches in a manner that enables us to maintain a favorable overall efficiency ratio;

•	to retain and attract the appropriate personnel to staff the acquired branches;

•	to earn acceptable levels of interest and noninterest income, including fee income, from the acquired branches; and

•	to reasonably estimate cash flows for acquired loans to mitigate exposure greater than estimated losses at the time of acquisition.
As with any acquisition involving a financial institution, including FDIC-assisted transactions, there may be higher than average levels of service disruptions that would cause inconveniences to our new customers or potentially increase the effectiveness of competing financial institutions in attracting our customers. Integration efforts will also likely divert management's attention and resources. We may be unable to integrate acquired branches successfully, and the integration process could result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the FDIC-assisted transactions. We may also encounter unexpected difficulties or costs during the integration that could adversely affect our earnings and financial condition. Additionally, we may be unable to achieve results in the future similar to those achieved by our existing banking business, to compete effectively in the market areas previously served by the acquired branches or to manage effectively any growth resulting from FDIC-assisted transactions.
Our ability to continue to receive the benefits of our loss share arrangements with the FDIC is conditioned upon our compliance with certain requirements under the agreements.
We are the beneficiary of a loss share agreement with the FDIC that calls for the FDIC to fund a portion of our losses on loss share assets we acquired in connection with our FDIC-assisted transactions. To recover a portion of our losses and retain the loss share protection, we must comply with certain requirements imposed by the agreement. The requirements of the agreement relate primarily to our administration of the assets covered by the agreement, as well as our obtaining the consent of the FDIC to engage in certain corporate transactions that may be deemed under the agreements to constitute a transfer of the loss share benefits. When the consent of the FDIC is required under the loss share agreement, the FDIC may withhold its consent or may condition its consent on terms that we do not find acceptable. If the FDIC does not grant its consent to a transaction we would like to pursue, or conditions its consent on terms that we do not find acceptable, we may be unable to engage in a corporate transaction that might otherwise benefit our shareholders or we may elect to pursue such a transaction without obtaining the FDIC's consent, which could result in termination of our loss share agreement with the FDIC.
Changes in national and local economic conditions could lead to higher loan charge-offs in connection with assets acquired in our past FDIC-assisted transactions and the loss sharing agreement with the FDIC may not cover all of those charge-offs.
In connection with the acquisitions of assets in our past FDIC-assisted transactions, we acquired portfolios of loans. Although we have marked down the loan portfolios we acquired, the non-impaired loans we acquired may become impaired or may further deteriorate in value, resulting in additional charge-offs to our loan portfolio. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, may increase the level of charge-offs that we make to our loan portfolio and consequently reduce our capital. The fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition even if other favorable events occur.
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
Our information systems we use to operate our business may experience an interruption or breach in security.
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
Our online banking and other customer electronic information systems may experience a security breach, computer virus or disruption of service.
We provide our customers the ability to bank online. The secure transmission of confidential information over the Internet is a critical element of online banking. While we use qualified third party vendors to test and audit our network, our network could become vulnerable to unauthorized access, computer viruses, phishing schemes and other security problems. The Bank may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us or the Bank to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in the Bank's systems and could adversely affect its reputation and its ability to generate deposits. Any failures, interruptions or security breaches could result in damage to our reputation, a loss of customer business, increased regulatory scrutiny, or possible exposure to financial liability, any of which could have a material adverse effect on our financial condition and results of operations.
Our business is technology dependent, and an inability to invest in technological improvements may adversely affect our earnings and financial condition.
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services, which may require substantial capital expenditures to modify or adapt existing products and services. In addition to better customer service, the effective use of technology increases efficiency and results in reduced costs. Our future success will depend in part upon our ability to use technology to provide products and services that provide convenience to customers and to create additional efficiencies in operations. Many competitors have substantially greater resources to invest in technological improvements. We cannot make assurances that technological improvements will increase operational efficiency or that it will be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. The ability to keep pace with technological change is important, and the failure to do so on our part could have a material adverse impact on our business and therefore on our financial condition and results of operations.
We are subject to claims and litigation.
From time to time, customers and others make claims and take legal action pertaining to the Company's performance of our responsibilities. Whether customer claims and legal action related to the Company's performance of our responsibilities are founded or unfounded, or if such claims and legal actions are not resolved in a manner favorable to the Company, they may result in significant financial liability and/or adversely affect the market perception of the Company and our products and services, as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.
Negative public opinion could damage our reputation and adversely impact business and revenues.
The risk to our business, earnings and capital from negative public opinion regarding the reputation of the Company, our competitors, and the financial institutions industry in general, is inherent in our business. In addition, negative public opinion of third parties with whom we have important relationships may adversely impact our reputation. Negative public opinion may result from our actual or alleged conduct in any number of activities, including lending practices, the failure of a product or service to meet the clients' expectations or applicable regulatory requirements, corporate governance and acquisitions, or from actions taken by government regulators and community organizations in response to those activities. Actual or alleged conduct by one of the business lines may result in negative public opinion about the other business lines. Negative public opinion may adversely affect our ability to keep and attract clients and employees and may expose us to litigation and regulatory action. Although we take steps to minimize reputation risk in dealing with our clients and communities, this risk will always be present given the nature of our business.
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
The exercise of the Warrant by the Treasury would dilute existing shareholders' ownership interest and may make it more difficult for us to take certain actions that may be in the best interest of shareholders.
On December 19, 2008, we granted to the Treasury the Warrant to purchase 2,266,458 shares of common stock at a price of $3.19 per share at the time the Preferred Shares were initially issued. While the Treasury auctioned the Preferred Shares in 2012, it did not sell the Warrant, and continues to hold the Warrant. If the Treasury exercises the entire Warrant, it would result in a significant dilution to the ownership interest of our existing shareholders. Further, if the Treasury exercises the entire Warrant, it will become the second largest shareholder of Fidelity. The Treasury has agreed that it will not exercise voting power with regard to the shares that it acquires by exercising the Warrant. However, Treasury's abstention from voting may make it more difficult for us to obtain shareholder approval for those matters that require a majority of total shares outstanding, such as a business combination involving Fidelity.
Provisions in our Bylaws and our Tax Benefits Preservation Plan may make it more difficult for another party to obtain control.
Our bylaws electing for the provisions of Article 11A of the Georgia Business Corporation Code (the “Business Combination Statute”) to apply to the Company. The Company has also adopted a Tax Benefits Preservation Plan. Our bylaws and Tax Benefits Preservation Plan could make it more difficult for a third party to acquire control of us or could have the effect of discouraging a third party from attempting to acquire control of us. These provisions could make it more difficult for a third party to acquire us even if an acquisition might be at a price attractive to some of our shareholders.

Item 1B. Unresolved Staff Comments
None

Item 2.    Properties
Our principal executive offices consist of 19,175 square feet of leased space in Atlanta, Georgia. Our support operations are principally conducted from 65,897 square feet of leased space located at 3 Corporate Square, Atlanta, Georgia. The Bank has 30 branch offices located in Fulton, Dekalb, Cobb, Clayton, Forsyth, Gwinnett, Rockdale, Coweta, Henry, Greene, and Barrow Counties, Georgia, and Duval County, Florida, of which 24 are owned and 6 are leased. The Company leases mortgage origination offices in Alpharetta, Athens, Atlanta, Decatur, Duluth, Kennesaw, and Savanna, Georgia, Falls Church, Fredericksburg, Newport News, Sterling, and Woodbridge, Virginia, and Jacksonville, Florida. The Company leases a SBA loan production office in Covington, Georgia, and an off-site storage space in Atlanta, Georgia.

Although the properties owned and leased are generally considered adequate, we will continue to modernize, expand, and when necessary, replace facilities.

Item 3.    Legal Proceedings
We are a party to claims and lawsuits arising in the course of normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of December 31, 2012, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our results of operations or financial condition.
At December 31, 2011, the Company reported that the Bank was named as a defendant in a state-wide class action in which the plaintiffs alleged that overdraft fees charged to customers constitute interest as, as such, are usurious under Georgia law. During the third quarter of 2012, the Bank entered into an agreement to resolve this class action. The Bank recorded a total of $2.0 million in noninterest expense for this settlement during 2012 and 2011.

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
Market Price—Common Stock

Calendar Period	High (*)	Low (*)	Dividends Declared
Quarter ended March 31, 2012	$6.50	$5.51	$—
Quarter ended June 30, 2012	8.63	6.39	—
Quarter ended September 30, 2012	9.59	8.24	—
Quarter ended December 31, 2012	10.09	8.67	—

Quarter ended March 31, 2011	$8.10	$6.41	$—
Quarter ended June 30, 2011	7.80	5.83	—
Quarter ended September 30, 2011	6.73	5.00	0.01
Quarter ended December 31, 2011	6.30	5.46	0.01

(*) Adjusted for stock dividends
As of March 4, 2013, there were approximately 909 shareholders of record. In addition, shares of approximately 2,007 beneficial owners of Fidelity’s common stock were held by brokers, dealers, and their nominees.
Dividends
For 2012, the Company did not declare a cash dividend. Stock dividends declared, by quarter, for the years ending December 31, 2012 and 2011 were as follows:

	2012	2011
First quarter stock dividend	1 for 60	1 for 200
Second quarter stock dividend	1 for 60	1 for 200
Third quarter stock dividend	1 for 60	None
Fourth quarter stock dividend	1 for 100	None
Future dividends will require a quarterly review of current and projected earnings for the remainder of 2013 in relation to capital requirements prior to the determination of the dividend, and be subject to regulatory restrictions under applicable law.
The following schedule summarizes cash dividends declared and paid per share of common stock for the last three years:

	Dividend
	2012	2011	2010
First Quarter	$—	$—	$—
Second Quarter	—	—	—
Third Quarter	—	0.01	—
Fourth Quarter	—	0.01	—
For the Year	$—	$0.02	$—
Pursuant to the terms of the Letter Agreement entered into with the Treasury under the Program, as long as the Preferred Shares are outstanding, dividend payments are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. On June 27, 2012, the U.S. Treasury sold all of its shares of the Company’s preferred stock, acquired in December 2008 under TARP, in a public offering as part of a modified Dutch auction process. The Company did not receive any proceeds from this auction; however the Company’s operations are no longer limited by the TARP restrictions or regulations regarding executive compensation. In addition, certain terms set forth in the Letter Agreement only applied so long as Treasury held preferred shares and are no longer applicable.
See Note 14 to the consolidated financial statements in Item 8 for a further discussion of the restrictions on our ability to pay dividends.
Share Repurchases
Fidelity did not repurchase any securities during the fourth quarter of 2012.

Sale of Unregistered Securities
Fidelity has not sold any unregistered securities during the period.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table presents information as of December 31, 2012, with respect to shares of common stock of Fidelity that may be issued under equity compensation plans. The equity compensation plans of Fidelity consist of the stock options, restricted stock grants, and other awards as defined in the 2006 Equity Incentive Plan and the 401(k) tax qualified savings plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders(1)	477,838	$6.75	3,752,747
Equity Compensation Plans Not Approved by Shareholders(2)	—	—	—
Total	477,838	$6.75	3,752,747

(1) 2006 Equity Incentive Plan.
(2) Excludes shares issued under the 401(k) Plan.
Shareholder Return Performance Graph
The following graph compares the percentage change in the cumulative five-year shareholder return on Fidelity’s Common Stock (traded on the NASDAQ National Market under the symbol “LION”) with the cumulative total return on the NASDAQ Composite Index, and the SNL NASDAQ Bank Index.
Fidelity Southern Corporation

Total Return Performance
$140
$120
$100
$80
$60
$40
$20
$0
Index Value
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Period Ending
Fidelity Southern Corporation
NASDAQ Composite
SNL Bank NASDAQ

The graph assumes that the value invested in the Common Stock of Fidelity and in each of the two indices was $100 on December 31, 2007, and all dividends were reinvested.

	Period Ending December 31,
Index	2007	2008	2009	2010	2011	2012
Fidelity Southern Corporation	$100.00	$39.86	$40.55	$80.21	$70.78	$117.99
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
SNL Bank NASDAQ	100.00	72.62	58.91	69.51	61.67	73.51

Item 6.    Selected Financial Data
The following table contains selected consolidated financial data. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included in Item 8 of this report.

	Years Ended December 31,
($ in thousands, except per share data)	2012	2011	2010	2009	2008
INCOME STATEMENT DATA:
Interest income	$97,562	$93,700	$95,284	$97,583	$104,054
Interest expense	17,078	22,849	30,563	46,009	57,636
Net interest income	80,484	70,851	64,721	51,574	46,418
Provision for loan losses	13,420	20,325	17,125	28,800	36,550
Noninterest income, including securities gains	87,969	51,439	42,909	33,978	17,636
Securities gains, net	307	1,078	2,291	5,308	1,306
Noninterest expense	115,397	85,422	75,973	64,562	48,839
Net income (loss)	25,327	11,398	10,133	(3,855)	(12,236)
Dividends declared—common	—	265	—	—	1,783
PERFORMANCE:
Basic earnings (loss) (1)	$1.51	$0.62	$0.60	$(0.65)	$(1.16)
Diluted earnings (loss) (1)	$1.34	$0.56	$0.53	$(0.65)	$(1.16)
Book value per Common Share (1)	$9.85	$8.59	$8.05	$7.52	$8.40
Dividends declared	$—	$0.02	$—	$—	$0.19
Dividend payout ratio	—%	2.30%	—%	—%	—%
Return on average assets	1.08%	0.55%	0.54%	(0.21)%	(0.70)%
Return on average shareholders’ equity	14.19%	7.43%	7.50%	2.91%	(12.43)%
Net interest margin	3.77%	3.68%	3.66%	2.95%	2.84%
END OF PERIOD BALANCE SHEET SUMMARY:
Total Assets	$2,477,291	$2,234,795	$1,945,300	$1,851,520	$1,763,113
Earning assets	2,290,057	2,039,501	1,797,398	1,744,134	1,635,722
Total loans	2,081,125	1,757,720	1,613,270	1,421,090	1,443,862
Total deposits	2,068,011	1,871,516	1,613,248	1,550,725	1,443,682
Long-term debt	67,527	120,027	142,257	117,527	115,027
Shareholders’ equity	192,888	167,280	140,511	129,685	136,604
DAILY AVERAGE BALANCE SHEET SUMMARY:
Total Assets	$2,345,176	$2,063,169	$1,879,657	$1,858,874	$1,738,494
Earning assets	2,148,428	1,933,771	1,776,563	1,759,893	1,649,022
Total loans	1,931,714	1,611,825	1,480,618	1,451,240	1,481,066
Total deposits	1,604,323	1,499,451	1,562,617	1,542,569	1,445,485
Long-term debt	67,527	125,828	129,102	133,623	111,475
Shareholders’ equity	178,517	153,312	135,132	132,613	98,461
ASSET QUALITY RATIOS:
Net charge-offs to average loans	0.60%	1.38%	1.44%	2.44%	1.36%
Net charge-offs to average loans excluding covered transactions	0.51%	1.39%	1.44%	2.44%	1.36%
Allowance to period-end loans	1.92%	1.72%	2.00%	2.33%	2.43%
Allowance to period end loans excluding covered transactions	2.01%	1.81%	—%	—%	—%
Nonperforming assets to total loans, ORE and repos	6.88%	5.51%	6.01%	6.43%	7.89%
Nonperforming assets to total loans, ORE and repossessions excluding covered transactions	4.74%	5.28%	6.01%	6.43%	7.89%
Allowance to nonperforming loans, ORE and repos	0.27x	0.28x	0.29x	0.32 x	0.29 x
Allowance to nonperforming loans, ORE and repossessions excluding covered transactions	0.42x	0.34x	0.29x	0.32 x	0.29 x
SELECTED RATIOS:
Total loans to total deposits	100.63%	93.92%	100.00%	91.64%	100.01%
Loans to total deposits	85.93%	86.77%	86.99%	83.18%	96.14%
Average total loans to average earning assets	89.91%	83.35%	83.34%	82.46%	89.81%
Non-Interest Income to Revenue	52.22%	42.06%	39.87%	39.72%	27.53%
Leverage Ratio	10.18%	9.83%	9.36%	9.03%	10.04%
Tier 1 Risk-Based Capital	12.06%	11.85%	10.87%	11.25%	11.10%
Total Risk-Based Capital	13.43%	13.70%	13.28%	13.98%	13.67%
Average equity to average assets	7.61%	7.43%	7.19%	7.13%	5.66%

(1) Adjusted for stock dividends.

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
Important Factors Impacting Comparability of Results
We have accounted for our acquisitions of Decatur First Bank (“Decatur First”) and Securities Exchange Bank (“Security Exchange”) using the acquisition method of accounting as of the acquisition date for each entity. Under these accounting rules, the results of our operations for the year ended December 31, 2012 include the results of Decatur First and Security Exchange since the acquisition date, but the results of operations for the years ended December 31, 2011 include results for Decatur First from acquisition date and 2010 do not include the results of Decatur First or Security Exchange. Our balance sheets as of December 31, 2012 and December 31, 2011, include the assets, liabilities and equity of Decatur First however Security Exchange’s assets, liabilities and equity are incorporated only as of December 31, 2012. Footnotes and tables presented as of December 31, 2011 do not include the assets, liabilities and equity of Security Exchange.
FDIC-Assisted Transactions
On June 15, 2012, the Bank entered into a purchase and assumption agreement with a loss share arrangement with the FDIC, as receiver of Security Exchange, to acquire certain assets and assume substantially all of the deposits and certain liabilities in a whole-bank acquisition. The Bank received a cash payment from the FDIC of approximately $15 million to assume the net liabilities. The commercial and construction relationships for loans and other real estate acquired in the FDIC-assisted transaction of Security Exchange (collectively referred to as covered assets) acquired are covered by a Loss Share Agreement (“Loss Share Agreement”) between the Bank and the FDIC which affords the Bank significant protection against future losses. Under the Loss Share Agreement, the FDIC has agreed to reimburse us for 80% of all losses incurred in connection with those assets for a period of five years. New loans made after the date of the transaction are not covered by the provisions of the Loss Share Agreement. The Bank acquired other assets that are not covered by the Loss Share Agreement, including investment securities purchased at fair market value and other assets.
The reimbursable losses from the FDIC are based on the preacquisition book value of the covered assets, as determined by the FDIC at the date of the transaction, the contractual balance of acquired unfunded commitments, and certain future net direct costs incurred in the collection and settlement process. The amount that the Bank realizes on these assets could differ materially from the carrying value that will be reflected in any financial statement, based upon the timing and amount of collections and recoveries on the covered assets in future periods. The purchased assets and liabilities assumed were recorded at their estimated fair values on the date of acquisition. At the date of the acquisition of Security Exchange, the estimated fair value of the covered loans was $79.4 million and the estimated fair value of the covered other real estate was $9.5 million. The expected net present value of the reimbursement for losses to be incurred by the Bank on covered assets was $12.3 million (FDIC indemnification asset). The estimated fair value of assets acquired, intangible assets and the cash payment received from the FDIC exceeded the estimated fair value of the liabilities assumed, resulting in a pretax gain of $4.0 million, which is included in the Consolidated Statements of Comprehensive Income in other noninterest income.
During the third quarter of 2012, we completed the integration of this purchase into the Bank's core operating systems.
Overview
Our profitability, as with most financial institutions, is highly dependent upon net interest income, which is the difference between interest received on interest-earning assets, such as loans and securities, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. During a period of economic slowdown the lack of interest income from nonperforming assets and an additional provision for loan losses can greatly reduce our profitability. Results of operations are also affected by noninterest income, such as service charges on deposit accounts and fees on other services, income from indirect automobile and SBA lending activities, mortgage banking, brokerage activities, and bank owned life insurance; as well as noninterest expenses such as salaries and employee benefits, occupancy, furniture and equipment, professional and other services, and other expenses, including income taxes.
Economic conditions, competition, and the monetary and fiscal policies of the Federal government significantly affect financial institutions. Beginning in the Fall of 2007, poor performance of subprime loans, substantial declines in residential home sales and prices, the slowing of the national economy and a serious lack of liquidity led to a crisis of confidence in the financial sector as a result of concerns about the capital base and viability of certain financial institutions. The Treasury had to step in with capital infusions for many financial institutions. Interbank lending and commercial paper borrowing fell sharply, precipitating a credit freeze for both institutional and individual borrowers. Since the second half of 2009, liquidity in the secondary markets has steadily improved. The national unemployment rate, which increased as high as 10.1% in 2009, continued to decrease to 7.8% in December

2012. For 2012, the Federal Reserve kept short-term interest rates at historic lows in response to the continuing national economic downturn.
The recession had a major impact on the Atlanta and Florida economies, particularly in the residential construction and development markets. Many builders and building related businesses suffered financially due to the decreased home prices, lack of demand for houses and the oversupply of houses and residential lots. During 2012, we began to see improvement in collateral values for both our commercial real estate and construction loans. This improvement has had a positive impact on reducing net charge-offs. Net charge-offs decreased 49.4% to $10.3 million during 2012 and our provision for loan losses decreased 34.0% to $13.4 million. Our allowance for loan losses as a percentage of loans outstanding increased to 1.91% at December 31, 2012, from 1.72% at the end of 2011. Excluding the loans acquired in the FDIC-assisted transactions, the percentage of loans increased to 2.01% at December 31, 2012.
Since our inception in 1974, we have pursued managed profitable growth through providing quality financial services. During 2012, as the economic crisis began to recede, the Bank was able to organically grow its consumer installment, mortgage and commercial loan portfolios. The loan portfolio is well diversified among consumer, business, and real estate.
Net income for 2012 was $25.3 million compared to $11.4 million in 2011. Net income per basic and diluted share was $1.51 and $1.34, respectively for 2012 compared to a net income per basic and diluted share of $0.62 and $0.56, respectively, in 2011. The increase of $9.6 million, or 13.6%, in net interest income, increase in noninterest income of $36.5 million, or 71.0%, and decrease in provision expense of $6.9 million, or 34.0%, were the key factors impacting our improved financial condition and results of operations for 2012.
The Bank’s franchise spans eleven Counties in the metropolitan Atlanta market and one branch office in Jacksonville, Florida. Our lending activities and the total of our nonperforming assets are significantly influenced by the local economic environments in Atlanta and Jacksonville. Our net interest margin is affected by prevailing interest rates, nonperforming assets and competition among financial institutions for loans and deposits. Atlanta’s and to a lesser extent Jacksonville’s economies continue to be negatively impacted by the weak real estate market. Management expects the economy to gradually continue to improve during 2013. The Bank continues to attract new customer relationships, and talented and experienced bankers.
Our overall focus is on building shareholder value. Our mission is “to continue growth, improve earnings and increase shareholder value; to treat customers, employees, community and shareholders according to the Golden Rule; and to operate within a culture of strong internal controls.” The strong focus in 2013 will be on credit quality, expense controls, and quality loan growth.
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
Allowance for Loan Losses
The allowance for loan losses is established and maintained through provisions charged to operations. Such provisions are based on management’s evaluation of the loan portfolio, including loan portfolio concentrations, current economic conditions, the economic outlook, past loan loss experience, adequacy of underlying collateral, and such other factors which, in management’s judgment, deserve consideration in estimating loan losses. Loans are charged off when, in the opinion of management, such loans are deemed to be uncollectable. Subsequent recoveries are added to the allowance.
A formal review of the allowance for loan losses is prepared at least monthly to assess the probable credit risk inherent in the loan portfolio and to determine the adequacy of the allowance for loan losses. For purposes of the monthly management review, the loan portfolio is separated by loan type and each loan type is treated as a homogeneous pool. In accordance with the Interagency Policy Statement on the Allowance for Loan and Lease Losses, the level of allowance required for each loan type is determined based upon historical charge-off experience and current economic trends. In addition to the homogeneous pools of loans, every commercial, commercial real estate, SBA, and construction loan is assigned a risk rating using established credit policy guidelines. All nonperforming commercial, commercial real estate, SBA, and construction loans and loans deemed to have greater than normal risk characteristics are reviewed monthly by Credit Review to determine the level of additional allowance for loan losses, if any, required to be specifically assigned to these loans.

Other Real Estate ("ORE")
ORE, consisting of properties obtained through foreclosure or through a deed in lieu of foreclosure in satisfaction of loans, is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. Management also considers other factors, including changes in absorption rates, length of time the property has been on the market and anticipated sales values, which have resulted in adjustments to the collateral value estimates indicated in certain appraisals. At the time of foreclosure or initial possession of collateral, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Subsequent declines in the fair value of ORE below the new cost basis are recognized by a charge to income. Significant judgments and complex estimates are required in estimating the fair value of other real estate, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. In response to market conditions and other economic factors, management may utilize liquidation sales as part of its problem asset disposition strategy. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate. Management reviews the value of other real estate periodically and adjusts the values as appropriate. Revenue and expenses from ORE operations as well as gains or losses on sales and any subsequent adjustments to the value are recorded as ORE expense and loan related expense, a component of non-interest expense.
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
Loan Related Revenue Recognition
Loans held for investment are reported at principal amounts outstanding net of deferred fees and costs. Interest income and ancillary fees from loans are a primary source of revenue. Interest income is recognized in a manner that results in a level yield on principal amounts outstanding. Rate related loan fee income, loan origination, and commitment fees, and certain direct origination costs are deferred and amortized as an adjustment of the yield over the contractual lives of the related loans, taking into consideration assumed prepayments. The accrual of interest is discontinued when, in management’s judgment, it is determined that the collectability of interest or principal is doubtful.
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
Income Taxes
We file a consolidated Federal income tax return, as well as tax returns in several states. Income taxes are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10-25, formerly known as SFAS No. 109, “Accounting for Income Taxes”. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. Deferred tax assets are reviewed annually to assess the probability of realization of benefits in future periods or whether valuation allowances are appropriate. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded in situations where it is "more likely than not" that a deferred tax asset is not realizable. Management has reviewed all evidence, both positive and negative, and concluded that a valuation allowance against the deferred tax asset is not needed at December 31, 2012. The calculation of the income tax provision is complex and requires the use of judgments and estimates in its determination.
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
Acquisition Accounting
We account for acquisitions under FASB ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. Generally accepted accounting principles require the use of fair values in determining the carrying values of certain assets and liabilities acquired in a business combination, as well as for specific disclosures. We recorded assets purchased and liabilities assumed in our FDIC-assisted acquisition at their fair values. The fair value of a loan portfolio and foreclosed property acquired in a business combination requires greater levels of management estimates and judgment than the remainder of assets or assumed liabilities. The credit risks inherent and evidenced in the FDIC-assisted transaction resulted in substantially all loans purchased in the transaction with a credit discount. On the date of acquisition, when the loans have evidence of credit deterioration since their origination and we believe it is a probable that we will not collect all contractually required principal and interest payments, we refer to the difference between contractually required payments and the cash flows expected to be collected as the non-accretable discount. We must estimate expected cash flows at each reporting date. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges and adjusted accretable discount, which will have a positive effect on interest income.
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
FDIC Receivable for Loss Share Agreements
The portion of our loan and other real estate assets are covered under loss share agreements with the FDIC in which the FDIC has agreed to reimburse us for 80% of all losses incurred in connection with those assets. We estimated the amount that we will receive from the FDIC under the loss share agreements that will result from losses incurred as we dispose of covered loans and other real estate assets, and we recorded the estimate as a receivable from the FDIC. The FDIC receivable for loss share agreements is measured separately from the related covered assets because it is not contractually embedded in the assets and is not transferable if we sell the assets. We estimated the fair value of the FDIC receivable using the present value of cash flows related to the loss share agreements based on the expected reimbursements for losses and the applicable loss share percentages. We will review and update the fair value of the FDIC receivable prospectively as loss estimates related to covered loans and other real estate owned change. Subsequent decreases in the amount expected to be collected result in a provision for loan and lease losses, an increase in the allowance for loan and lease losses, and a proportional adjustment to the FDIC receivable for the estimated amount to be reimbursed. Subsequent increases in the amount expected to be collected result in the reversal of any previously recorded provision for loan and lease losses and related allowance for loan and lease losses and adjustments to the FDIC receivable, or prospective adjustment to the accretable discount if no provision for loan and lease losses had been recorded. Based on our due diligence review of our acquisition, including estimates of the timing of cash flow receipts and the disposition of nonperforming assets, we were able to estimate the acquisition date fair value of the FDIC receivable. We discounted the receivable for the expected timing and receipt of these cash flows using a risk-free rate plus a premium for risk. The ultimate realization of the FDIC receivable depends on the performance of the underlying covered assets, the passage of time and claims paid by the FDIC. The amortization of the FDIC receivable is recorded as an expense over the estimated life of the receivable.

Results of Operations - 2012 Compared to 2011
Net Income
Our net income for the year ended December 31, 2012, was $25.3 million or $1.51 and $1.34 basic and fully diluted earnings per share, respectively. Net income for the year ended December 31, 2011, was $11.4 million or $0.62 and $0.56 basic and fully diluted earnings per share, respectively. The $13.9 million increase in net income in 2012 compared to 2011 was due primarily to a $36.5 million increase in total noninterest income, largely attributable to mortgage banking activities; somewhat offset by higher noninterest expense led by salaries and benefits expense, and an increase in income tax expense. Additionally, there was a $5.8 million decrease in interest expense, as a result of our improved deposit mix and lower cost of deposits and a decrease in provision expense of $6.9 million due to improved credit quality in the loan portfolio. Details of the changes in the various components of net income are further discussed below.
Net Interest Income/Margin
Taxable-equivalent net interest income was $81.0 million in 2012 compared to $71.2 million in 2011, an increase of $9.8 million, or13.7%. Average interest-earning assets in 2012 increased $214.7 million to $2.148 billion, an 11.1% increase when compared to 2011. Average interest-bearing liabilities increased $148.0 million to $1.811 billion, an 8.9% increase. The net interest margin increased by 9 basis points to 3.77% in 2012 when compared to 2011. The primary components of net interest margin are described below.
The Taxable-equivalent interest income increased $9.8 million, or 13.7%, to $81.0 million during 2012 compared with 2011 as the result of a 31 basis point decrease in the yield on interest-earning assets more than offset by the net growth of $214.7 million, or 11.1%, in average interest-earning assets. The average balance of loans outstanding in 2012 increased $319.9 million, or 19.8%, to $1.932 billion when compared to 2011 due to the increased number of loan originations and market expansion. The yield on average loans outstanding decreased 59 basis points to 4.8% when compared to 2011, in large part due to decreasing yields on the consumer loan portfolio, consisting primarily of indirect automobile loans. The decrease in yield was due to changes in market interest rates. The average balance of investment securities decreased $28.6 million during the year as investments that were called or matured and principal cash flows from existing investments were largely not reinvested. Average interest-bearing deposits deposits held at correspondent banks decreased $76.6 million to $15.6 million to fund loan growth throughout the majority of 2012.
Interest expense in 2012 decreased $5.8 million, or 25.3%, to $17.1 million as a result of a 43 basis point decrease in the cost of interest-bearing liabilities net of a $148.0 million, or 8.9%, increase in average interest-bearing liability balances. The reduction in the cost of interest bearing deposits is due to management's efforts to lower cost of funds by decreasing rates paid on deposits and focus on lower cost core deposits. Average total interest-bearing deposits increased $104.9 million, or 7.0%, to $1.604 billion during 2012 compared to 2011, while average borrowings increased $43.2 million, or 26.3%, to $207.0 million. The increase in average borrowings was primarily used to fund growth in the residential mortgage loans held-for-sale portfolio. The increase in average total interest-bearing deposits was primarily due to an increase of $142.3 million in interest-bearing money market and NOW deposits.

Average Balances, Interest and Yields

	For the Years Ended December 31,
	2012			2011			2010
($ in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
ASSETS
Interest-Earning Assets:
Loans, net of unearned income
Taxable	$1,926,904	$92,347	4.79%	$1,606,783	$86,497	5.38%	$1,475,351	$87,104	5.90%
Tax-exempt(1)	4,810	207	4.36	5,042	308	6.14	5,267	324	6.17
Total loans	1,931,714	92,554	4.79	1,611,825	86,805	5.38	1,480,618	87,428	5.90
Investment securities
Taxable	181,489	4,255	2.34	215,719	6,227	2.89	208,834	7,302	3.50
Tax-exempt(2)	18,719	1,200	6.41	13,103	829	6.33	11,706	730	6.23
Total Investment securities	200,208	5,455	2.73	228,822	7,056	3.09	220,540	8,032	3.65
Interest-bearing deposits	15,583	33	0.21	92,174	225	0.24	74,792	177	0.24
Federal funds sold	923	—	0.06	950	—	0.06	613	1	0.07
Total interest-earning assets	2,148,428	98,042	4.56%	1,933,771	94,086	4.87%	1,776,563	95,638	5.38%
Noninterest-Earning Assets:
Cash and due from banks	24,862			23,769			12,213
Allowance for loan losses	(28,699)			(28,724)			(28,085)
Premises and equipment	33,982			22,253			18,877
Other real estate	37,172			24,754			23,225
Other assets	129,431			87,346			76,864
Total assets	$2,345,176			$2,063,169			$1,879,657

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
Demand deposits	$581,577	$1,610	0.28%	$439,243	$2,334	0.53%	$344,607	$3,014	0.87%
Savings deposits	342,806	1,169	0.34	407,865	3,183	0.78	415,516	5,767	1.39
Time deposits	679,940	8,294	1.22	652,343	10,792	1.65	633,374	14,664	2.32
Total interest-bearing deposits	1,604,323	11,073	0.69	1,499,451	16,309	1.09	1,393,497	23,445	1.68
Federal funds purchased	29,003	228	0.79	36	—	1.06	740	7	0.94
Securities sold under agreements
to repurchase	13,007	28	0.22	19,335	210	1.09	22,436	442	1.97
Other short-term borrowings	78,769	1,050	1.33	18,680	475	2.54	14,493	572	3.94
Subordinated debt	67,527	4,242	6.28	67,527	4,494	6.66	67,527	4,502	6.67
Long-term debt	18,729	457	2.44	58,301	1,361	2.33	61,575	1,595	2.59
Total interest-bearing liabilities	1,811,358	17,078	0.94%	1,663,330	22,849	1.37%	1,560,268	30,563	1.96%
Noninterest-Bearing Liabilities and
Shareholders' Equity:
Demand deposits	329,150			219,377			169,120
Other liabilities	26,151			27,150			15,137
Shareholders’ equity	178,517			153,312			135,132
Total liabilities and
shareholders' equity	$2,345,176			$2,063,169			$1,879,657
Net interest income/spread		$80,964	3.62%		$71,237	3.50%		$65,075	3.42%
Net interest rate margin			3.77%			3.68%			3.66%

(1) Interest income includes the effects of taxable-equivalent adjustments for 2012, 2011, and 2010 of $69,500, $106,500, and $112,000, respectively.
(2) Interest income includes the effects of taxable-equivalent adjustments for 2012, 2011, and 2010 of $410,300, $279,000, and $242,000, respectively.

Rate/Volume Analysis

	2012 Compared to 2011 Variance Attributed to(1)			2011 Compared to 2010 Variance Attributed to(1)
(in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Net Loans:
Taxable	$16,007	$(10,156)	$5,851	$7,429	$(8,037)	$(608)
Tax exempt(2)	(14)	(87)	(101)	(14)	(1)	(15)
Investment Securities:
Taxable	(903)	(1,070)	(1,973)	236	(1,311)	(1,075)
Tax exempt(2)	360	11	371	88	11	99
Federal funds sold	—	—	—	—	—	—
Interest-bearing deposits	(164)	(28)	(192)	44	3	47
Total interest-earning assets	$15,286	$(11,330)	$3,956	$7,783	$(9,335)	$(1,552)
Interest-Bearing Deposits:
Demand	$610	$(1,334)	$(724)	$684	$(1,364)	$(680)
Savings	(445)	(1,569)	(2,014)	(104)	(2,480)	(2,584)
Time	440	(2,938)	(2,498)	431	(4,303)	(3,872)
Total interest-bearing deposits	605	(5,841)	(5,236)	1,011	(8,147)	(7,136)
Federal funds purchased	228	—	228	(7)	1	(6)
Securities sold under agreements
to repurchase	(53)	(129)	(182)	(55)	(177)	(232)
Other short-term borrowings	901	(327)	574	141	(238)	(97)
Subordinated debt	—	(251)	(251)	—	(8)	(8)
Long-term debt	(964)	60	(904)	(82)	(153)	(235)
Total interest-bearing liabilities	$717	$(6,488)	$(5,771)	$1,008	$(8,722)	$(7,714)
(1) The change in interest due to both rate and volume has been allocated to the components in proportion to the relationship of the dollar amounts of the change.
(2) Reflects fully taxable equivalent adjustments using a Federal tax rate of 35%.
Provision for Loan Losses
Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries.
The provision for loan losses was $13.4 million in 2012, $20.3 million in 2011, and $17.1 million in 2010. Net charge-offs were $10.3 million in 2012, compared to $20.5 million in 2011, and $19.1 million in 2010. The decrease in the provision in 2012, compared to 2011 was primarily due to improved credit quality in the loan portfolio and a decrease in net charge-offs. Average nonperforming assets were $88.8 million for the year ended December 31, 2012, compared to $90.4 million for the same period in 2011, a decrease of $1.6 million or 1.78%.
The allowance for loan losses as a percentage of loans outstanding at the end of 2012, 2011, and 2010 was 1.91%, 1.72% and 2.00%, respectively. Excluding the loans acquired through the FDIC-assisted purchases of Decatur First and Security Exchange, the allowance for loan losses as a percentage of loans was 2.01% at December 31, 2012.
For additional information on asset quality, refer to the discussions regarding loans, credit quality, nonperforming assets, and the allowance for loan losses.

Analysis of the Allowance for Loan Losses

	December 31,
($ in thousands)	2012	2011	2010	2009	2008
Balance at beginning of year	$27,956	$28,082	$30,072	$33,691	$16,557
Charge-offs:
Commercial, financial and agricultural	1,090	682	883	315	99
SBA	516	1,408	381	730	220
Real estate-construction	3,476	13,494	11,274	20,217	9,083
Real estate-mortgage	653	804	656	416	332
Consumer installment	6,568	5,638	7,086	11,622	10,841
Total charge-offs	12,303	22,026	20,280	33,300	20,575
Recoveries:
Commercial, financial and agricultural	—	7	23	9	5
SBA	61	79	5	31	215
Real estate-construction	678	596	361	77	43
Real estate-mortgage	21	44	8	19	14
Consumer installment	1,201	849	768	745	882
Total recoveries	1,961	1,575	1,165	881	1,159
Net charge-offs	10,342	20,451	19,115	32,419	19,416
Provision for loan losses - non-covered loans	12,066	20,325	17,125	28,800	36,550
Impairment provision - covered loans	1,354	—	—	—	—
Indemnification - covered loans	4,563	—	—	—	—
Write-offs to transfer to ORE	(1,615)	—	—	—	—
Balance at end of year	$33,982	$27,956	$28,082	$30,072	$33,691
Allowance for loan losses as a percentage of loans	1.91%	1.72%	2.00%	2.33%	2.43%
Allowance for loan losses as a percentage of loans,
excluding covered loans	2.01%	1.81%	2.00%	2.33%	2.43%
Ratio of net charge-offs during period to average
loans outstanding, net	0.60%	1.38%	1.44%	2.44%	1.36%
Ratio of net charge-offs during period to average loans
outstanding excluding covered loans	0.51%	1.45%	1.44%	2.44%	1.36%
Real estate construction loan net charge-offs were $2.8 million in 2012, compared to $12.9 million in 2011. These charge-offs were related to residential construction builders and were attributed to the continued slow housing construction and sales. Based on recent trends in the economy and a smaller balance of construction loans outstanding, management believes the real estate construction loan charge-offs will continue the positive improvement in 2013. We will continue to closely monitor the activity and trends in the residential housing construction portfolio as well as the rest of the loan portfolio.
Consumer installment loan net charge-offs of $5.4 million increased 12.1% from charge-offs of $4.8 million in 2011. The majority of consumer installment loan charge-offs were related to indirect automobile loan repossessions and liquidations and loans acquired in FDIC assisted transactions that were not covered under FDIC loss share agreements. Indirect net charge-offs decreased 11.5% ,or $414,000, to $3.2 million for the year ended December 31, 2012, compared to $3.6 million in 2011. Net charge-offs for acquired loans not covered under FDIC loss share agreements were $2.2 million for the year ended December 31, 2012.
Noninterest Income
The categories of noninterest income, and the dollar and percentage change between periods, are as follows:

	December 31,		$	%
($ in thousands)	2012	2011	Change	Change
Service charges on deposit accounts	$4,694	$4,143	$551	13.3%
Other fees and charges	3,360	2,613	747	28.6
Mortgage banking activities	56,332	24,663	31,669	128.4
Indirect lending activities	6,414	5,891	523	8.9
SBA lending activities	4,944	8,463	(3,519)	(41.6)
Bank owned life insurance	1,307	1,315	(8)	(0.6)
Securities gains	307	1,078	(771)	(71.5)
Other noninterest income:
Gain on the sale of ORE	3,521	851	2,670	313.7
Gain on acquisitions	4,218	1,527	2,691	176.2
Other	2,872	895	1,977	220.9
Total noninterest income	$87,969	$51,439	$36,530	71.0%

Noninterest income for 2012 was $88.0 million compared to $51.4 million in 2011, a 71.0% increase. This increase was primarily due to an increase in revenues from mortgage banking activities and other operating income, somewhat offset by a decrease in SBA lending, as described below.
Mortgage banking revenues increased $31.7 million to $56.3 million in 2012, compared to $24.7 million in 2011. The increase was due to a $1 billion increase in funded loan volume over 2011 as well as the expansion of mortgage lending in the State of Virginia. During the year, the number of mortgage banking employees increased from 174 employees at December 31, 2011 to 263 employees at December 31, 2012.
Other operating income increased $7.3 million to $10.6 million in 2012, compared to 2011 because of a gain on the FDIC-assisted acquisition of Security Exchange and higher gains on sale of ORE. The Bank recognized a gain on the acquisition of Security Exchange of $4.0 million in the third quarter of 2012. Gain on the sale of ORE increased $2.6 million to $3.5 million in 2012.
Income from SBA lending activities which includes gains from the sale of SBA loans and ancillary fees on loans sold with servicing retained, totaled $4.9 million for 2012, compared to $8.5 million for 2011. The decrease was due to lower sales and margins in 2012 as a result of a less active secondary market as well as the completion of a loan pooling program in 2012. Loans sold decreased from $93.9 million in 2011, to $64.0 million in 2012.
Noninterest Expense
The categories of noninterest expense, and the dollar and percentage change between periods, are as follows:

	December 31,		$	%
($ in thousands)	2012	2011	Change	Change
Salaries and employee benefits	$69,649	$47,525	$22,124	46.6%
Furniture and equipment	4,049	3,075	974	31.7
Net occupancy	5,204	4,504	700	15.5
Communication	2,646	2,158	488	22.6
Professional and other services	8,257	5,690	2,567	45.1
Cost of operation of other real estate	8,777	7,896	881	11.2
FDIC insurance premiums	1,917	2,581	(664)	(25.7)
Other noninterest expense:
Employee expenses	1,747	1,029	718	69.8
Legal settlements	1,005	1,000	5	0.5
Lending expenses	2,867	1,941	926	47.7
Other	9,279	8,023	1,256	15.7
Total noninterest expense	$115,397	$85,422	$29,975	35.1%
Noninterest expense during 2012, increased $30.0 million, or 35.1%, to $115.4 million when compared to 2011, due primarily to increases in salaries and employee benefits related to growth in the mortgage division, increases in other operating expenses, and increases in professional and other services.
Salaries and benefits expense increased $22.1 million, or 46.6%, in 2012, compared to 2011. The increase was primarily due to the higher commissions and salaries associated with the mortgage division and the addition of 148 full-time equivalent employees during the year.
Other operating expenses were $14.9 million in 2012, a $2.9 million, or 24.2%, increase compared to 2011 as a result of higher lending expenses related to underwriting fee expense and higher credit reports expense related to increased mortgage lending activity and higher employee recruiting expense.
Professional and other services expense increased $2.6 million to $8.3 million, for the year ended December 31, 2012, compared to 2011. The increase was primarily due to higher outside service expense related to increased mortgage activity and associated credit research, internet banking, indirect lending, acquisition and deposit activity.
Provision for Income Taxes
The provision for income taxes expense for 2012 and 2011 was $14.3 million and $5.1 million, respectively, with effective tax rates of 36.1% and 31.1%, respectively. The primary reason for the increase in the effective tax rate for 2012 is an increase in amount of State income tax expense recognized by the Company. In 2011, the Company was able to use its State tax credit carryforward to offset 100% of State income tax. In 2012, revenue exceeded the amount the Company was able offset. Management has reviewed all evidence, both positive and negative, and concluded that a valuation allowance against the deferred tax asset is not needed at December 31, 2012.

Results of Operations - 2011 Compared to 2010
Net Income
Our net income for the year ended December 31, 2011, was $11.4 million or $0.62 and $0.56 basic and fully diluted earnings per share, respectively. Net income for the year ended December 31, 2010, was $10.1 million or $0.60 and $0.53 basic and fully diluted earnings per share, respectively. The $1.3 million increase in net income in 2011 compared to 2010 was due primarily to a $7.7 million decrease in interest expense, as a result of our improved deposit mix and lower cost of deposits. Additionally, there was an $8.5 million increase in total noninterest income. These increases were somewhat offset by lower interest income as a result of the continued low interest rate environment and competitive pricing, higher noninterest expense led by salaries and benefits expense, and an increase in provision for loan losses. Details of the changes in the various components of net income are further discussed below.
Net Interest Income/Margin
Taxable-equivalent net interest income was $71.2 million in 2011 compared to $65.1 million in 2010, an increase of $6.1 million, or 9.5%. Average interest-earning assets in 2011 increased $157.2 million to $1.934 billion, an 8.8% increase when compared to 2010. Average interest-bearing liabilities increased $103.1 million to $1.663 billion, a 6.6% increase. The net interest margin increased by two basis points to 3.68% in 2011 when compared to 2010. The components of net interest margin are described below.
Taxable-equivalent interest income increased $6.2 million, or 9.5%, to $71.2 million during 2011 compared with 2010 as the result of a 51 basis point decrease in the yield on interest-earning assets more than offset by the net growth of $157.2 million, or 8.8%, in average interest-earning assets. The average balance of loans outstanding in 2011 increased $131.2 million, or 8.9%, to $1.612 billion when compared to 2010. The yield on average loans outstanding decreased 52 basis points to 5.38% when compared to 2010, in large part due to decreasing yields on the consumer loan portfolio, consisting primarily of indirect automobile loans. The decrease in yield was due to changes in market interest rates. The average balance of investment securities increased $8.3 million due to FHLB and GNMA purchases and the FDIC-assisted purchase of Decatur First. Average interest-bearing deposits increased $17.4 million to $92.2 million due to management’s decision to maintain higher levels of liquidity throughout the majority of 2011.
Interest expense in 2011 decreased $7.7 million, or 25.2%, to $22.8 million as a result of a 59 basis point decrease in the cost of interest-bearing liabilities net of a $103.1 million, or 6.6%, increase in average interest-bearing liability balances due to management’s efforts to lower cost of funds by decreasing rates paid on deposits and focus on lower cost core deposits. Average total interest-bearing deposits increased $106.0 million, or 7.6%, to $1.499 billion during 2011 compared to 2010, while average borrowings decreased $2.9 million, or 1.7%, to $163.9 million. The increase in average total interest-bearing deposits was primarily due to an increase of $94.6 million in demand deposits.
Provision for Loan Losses
The provision for loan losses was $20.3 million in 2011, $17.1 million in 2010, and $28.8 million in 2009. Net charge-offs were $20.5 million in 2011, compared to $19.1 million in 2010, and $32.4 million in 2009. The increase in the provision in 2011, compared to 2010 was primarily due to growth in the loan portfolio and an increase in net charge-offs. In 2010 and 2011, credit conditions in the consumer portfolio continued to show improvement with significant reductions in loans charged-off and delinquent loan percentages, while the net charge-offs from our non-consumer loan portfolio increased.
Noninterest Income
The categories of noninterest income, and the dollar and percentage change between periods, are as follows:

	December 31,		$	%
($ in thousands)	2011	2010	Change	Change
Service charges on deposit accounts	$4,143	$4,284	$(141)	(3.3)%
Other fees and charges	2,613	2,155	458	21.3
Mortgage banking activities	24,663	24,478	185	0.8
Indirect lending activities	5,891	4,485	1,406	31.3
SBA lending activities	8,463	2,435	6,028	247.6
Bank owned life insurance	1,315	1,316	(1)	(0.1)
Securities gains	1,078	2,291	(1,213)	(52.9)
Other noninterest income:
Gain on the sale of ORE	851	727	124	17.1
Gain on acquisitions	1,527	—	1,527	100.0
Other	895	738	157	21.3
Total noninterest income	$51,439	$42,909	$8,530	19.9%
Noninterest income for 2011 was $51.4 million compared to $42.9 million in 2010, a 19.9% increase. This increase was primarily due to an increase in revenues from SBA lending, other operating income, and indirect lending somewhat offset by a decrease in securities gains, as described below.

Income from SBA lending activities which includes gains from the sale of SBA loans and ancillary fees on loans sold with servicing retained, totaled $8.5 million for 2011, compared to $2.4 million for 2010. The increase was due to higher sales and better margins in 2011 as a result of a more active secondary market. Loans sold increased from $24.5 million in 2010, to $93.9 million in 2011.
Other operating income increased $1.8 million to $3.3 million in 2011, compared to 2010 because of a gain on the FDIC-assisted acquisition of Decatur First and higher gains on sale of ORE. The Bank recognized a gain on the acquisition of Decatur First of $1.5 million in the fourth quarter of 2011.
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
Noninterest Expense
The categories of noninterest expense, and the dollar and percentage change between periods, are as follows:

	December 31,		$	%
($ in thousands)	2011	2010	Change	Change
Salaries and employee benefits	$47,525	$42,573	$4,952	11.6%
Furniture and equipment	3,075	2,721	354	13.0
Net occupancy	4,504	4,480	24	0.5
Communication	2,158	1,878	280	14.9
Professional and other services	5,690	4,790	900	18.8
Cost of operation of other real estate	7,896	6,995	901	12.9
FDIC insurance premiums	2,581	3,534	(953)	(27.0)
Other noninterest expense:
Employee expenses	1,029	997	32	3.2
Legal settlements	1,000	—	1,000	100.0
Lending expenses	1,941	1,879	62	3.3
Other	8,023	6,126	1,897	31.0
Total noninterest expense	$85,422	$75,973	$9,449	12.4%
Noninterest expense during 2011, increased $9.4 million, or 12.4%, to $85.4 million when compared to 2010, due primarily to increases in salaries and employee benefits related to growth in the mortgage division, increases in other operating expenses, and increases in professional and other services.
Salaries and benefits expense increased $5.0 million, or 11.6%, in 2011, compared to 2010. The increase was primarily due to the higher commissions and salaries associated with the mortgage division, and the hiring of new lenders in the SBA, Commercial, Private Banking and Indirect divisions of the Bank.
Other operating expenses were $12.0 million in 2011, and $3.0 million, or 33.2%, higher than 2010 as a result higher legal expenses related to ongoing legal actions, higher other losses related to the establishment of certain mortgage lending reserves, underwriting fee expense related to increased mortgage lending activity, higher other insurance expense related to certain expanded coverage limits, higher miscellaneous tax expense, and higher credit reports expense related to increased mortgage lending activity.
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
The Asset Liability Management Committee (“ALCO”) meets regularly to, among other things, review our interest rate sensitivity positions and our balance sheet mix, monitor our capital position and ratios, review our product offerings and pricing, including rates, fees and charges, monitor our funding needs and sources, and review cash flows to assess our current and projected liquidity.
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

The following schedule reflects an analysis of our assumed market value risk and earnings risk inherent in our interest rate sensitive instruments related to immediate and sustained interest rate variances of 200 basis points, both above and below current levels (rate shock analysis). It also reflects the estimated effects on net interest income and net income over a one-year period and the estimated effects on net present value of our assets, liabilities, and off-balance sheet items as a result of an immediate and sustained increase or decrease of 200 basis points in market rates of interest as of December 31, 2012 and 2011:
Rate Shock Analysis

Market Rates of Interest	December 31, 2012		December 31, 2011
($ in thousands)	+200 Basis Points	-200 Basis Points	+200 Basis Points	-200 Basis Points
Change in net present value	$26,133	$24,041	$(15,633)	$42,191
Change as a percent of total assets	1.06%	0.97%	(0.70)%	1.89%
Change as a percent of regulatory equity	9.68%	8.91%	(6.74)%	18.19%
Percent change in net interest income	4.24%	(18.96)%	1.54%	(12.47)%
Percent change in net income	(12.32)%	(21.00)%	(1.60)%	(30.59)%
The rate shock analysis at December 31, 2012, indicated that the effects of an immediate and sustained increase of 200 basis points in market rates of interest would fall within policy parameters and approved tolerances for equity at risk, net interest income and net income. The effect of an immediate and sustained decrease of 200 basis points in market rates would fall outside of policy parameters for net interest income and net income. Short-term market rates have dropped to historically low levels so that an immediate and sustained decrease of 200 basis points is highly doubtful.
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
The interest rate sensitivity structure within our balance sheet at December 31, 2012, indicated a cumulative net interest sensitivity asset gap of 8.52% when projecting forward six months. When projecting out one year, there was a net interest sensitivity asset gap of 7.01%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle (see “Market Risk”). Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. Our policy states that the cumulative gap at six months and one year should generally not exceed 15% and 10%, respectively. Our cumulative gap at six months and one year both fall within this guideline.
The table on the following page illustrates our interest rate sensitivity at December 31, 2012, as well as the cumulative position at December 31, 2012. All amounts are categorized by their actual maturity or repricing date with the exception of non-maturity deposit accounts. As a result of prior experience during periods of rate volatility and management’s estimate of future rate sensitivities, we allocate the non-maturity deposit accounts noted below, based on the estimated duration of those deposits.

Interest Rate Sensitivity Analysis

	Repricing Within
($ in thousands)	0-30 Days	31-60 Days	61-90 Days	91-120 Days	121-150 Days	151-180 Days	181-365 Days	Over One Year	Total
Interest-Earning Assets:
Investment securities	$4,964	$3,117	$10,354	$3,559	$2,847	$2,763	$21,888	$118,367	$167,859
Loans	378,818	53,043	50,261	41,189	43,368	44,240	291,069	947,930	1,849,918
Loans held-for-sale	194,274	42,409	27,409	12,223	12,223	10,309	5,247	—	304,094
Federal funds sold	3,513	—	—	—	—	—	—	—	3,513
Due from banks-interest-earning	37,560	—	—	—	—	—	—	—	37,560
Total interest - earning assets	619,129	98,569	88,024	56,971	58,438	57,312	318,204	1,066,297	2,362,944
Cumulative RSA	619,129	717,698	805,722	862,693	921,131	978,443	1,296,647	2,362,944
Interest-Bearing Liabilities:
Demand deposit accounts	5,091	5,091	5,091	8,061	8,061	8,061	48,367	294,021	381,844
Savings and NOW accounts	26,338	26,338	26,338	1,829	1,829	1,829	10,974	233,748	329,223
Money market accounts	100,068	100,068	100,068	7,807	7,807	7,807	46,840	268,267	638,732
Time deposits >$100,000	12,592	13,495	6,642	6,732	15,997	11,885	116,490	144,111	327,944
Time deposits <$100,000 (Incl. BD)	15,144	27,138	13,064	22,343	30,945	27,082	106,299	148,401	390,416
Long-term debt	—	—	25,774	—	—	—	—	41,753	67,527
Short-term borrowings	73,160	—	25,000	2,500	—	—	25,000	—	125,660
Total interest - bearing liabilities	232,393	172,130	201,977	49,272	64,639	56,664	353,970	1,130,301	2,261,346
Cumulative RSL	232,393	404,523	606,500	655,772	720,411	777,075	1,131,045
Interest-sensitivity gap	$386,736	$(73,561)	$(113,953)	$7,699	$(6,201)	$648	$(35,766)	$(64,004)	$101,598
Cumulative gap	$386,736	$313,175	$199,222	$206,921	$200,720	$201,368	$165,602	$101,598

Ratio of cumulative gap to total
interest-earning assets	16.37%	13.25%	8.43%	8.76%	8.49%	8.52%	7.01%	4.30%
Ratio of interest sensitive assets
to interest sensitive liabilities	266.41%	57.26%	43.58%	115.63%	90.41%	101.14%	89.90%	94.34%
Liquidity
Liquidity refers to our ability to generate sufficient cash to meet our financial obligations, which arise primarily from the withdrawal of deposits, extension of credit and payment of operating expenses. Our ALCO is charged with the responsibility of monitoring policies that are designed to ensure acceptable composition of our asset/liability mix. Two critical areas of focus for ALCO are interest rate sensitivity and liquidity risk management. We employ our funds in a manner to provide liquidity from both assets and liabilities sufficient to meet our cash needs. Management seeks to maintain a stable net liquidity position while optimizing operating results, as reflected in net interest income, the net yield on earning assets, and the cost of interest-bearing liabilities in particular. ALCO meets regularly to review the current and projected net liquidity positions and to review actions taken by management to achieve this liquidity objective. While the desired level of liquidity will vary depending on a number of factors, the primary goal of ALCO is to maintain a sufficient level of liquidity in both normal operating conditions and in periods of market or industry stress. The principal demands for liquidity are new loans, anticipated fundings under credit commitments to customers, and deposit withdrawals.
Our liabilities provide liquidity on a day-to-day basis. Daily liquidity needs are met from deposit levels or from our use of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings. We engage in routine activities to retain deposits intended to enhance our liquidity position. These routine activities include various measures, such as the following:

•	Emphasizing relationship banking to new and existing customers, where borrowers are encouraged and normally expected to maintain deposit accounts with the Bank,

•
Pricing deposits, including certificates of deposit, at rate levels that will sustain balances at levels that will enhance the Bank's asset/liability management and net interest margin requirements, and

•	Continually working to identify and introduce new products that will attract customers or enhance the Bank's appeal as a primary provider of financial services.

•
Our ongoing philosophy is to remain in a liquid position as reflected by such indicators as the composition of our earning assets, typically including some level of federal funds sold, balances at the FRB, repurchase agreements, and/or other short-term investments; asset quality; well-capitalized position; and profitable operating results. Cyclical and other economic trends and conditions can disrupt the Bank's desired liquidity position at any time. We expect that these conditions would generally be of a short-term nature. Under such circumstances, the Bank's federal funds sold position, or balances at the FRB, if any, serves as the primary source of immediate liquidity. At December 31, 2012, the Bank had total federal funds credit lines of $87.0 million with $25.0 million in advances. If additional liquidity were needed, the Bank could turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as reductions in our mortgage banking activities, sales of indirect auto loans, promotions to increase core deposits or the sale of a portion of our investment portfolio. At December 31, 2012, the Bank had $247.4 million of credit available at the FRB's discount window, but had no outstanding advances. In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB. At December 31, 2012, the Bank had a total FHLB collateralized credit facilities of $96.8 million with $88.5 million in advances.

•
As borrowings mature, the Company assesses its liquidity needs at that time and makes a decision to either repay the borrowing or renew at current rates.  In 2013, the Company has $88.5 million in FHLB advances that mature and currently intends to replace these borrowings with other FHLB advances for periods of two years or less on either a fixed or variable rate basis.

We believe that our liquidity position continues to be adequate and readily available. Our contingency funding plan describes several potential stages based on liquidity levels. Our board of directors reviews liquidity benchmarks quarterly. Also, we review on at least an annual basis our liquidity position and our contingency funding plans with our principal banking regulator. The Bank maintains various wholesale sources of funding and our interest cost would vary based on the range of interest rates charged to the Bank.
The Company has limited liquidity, and it relies primarily on interest and dividends from subsidiaries equity, the debt and equity markets, interest income, management fees, and dividends from the Bank as sources of liquidity. Interest and dividends from subsidiaries ordinarily provide a source of liquidity to a bank holding company. The Bank pays interest to Fidelity on the Bank’s subordinated debt and its short-term investments in the Bank and, when declared, cash dividends on its preferred stock and common stock. Under the regulations of the GDBF, bank dividends may not exceed 50% of the prior year’s net earnings without approval from the GDBF. If dividends received from the Bank were reduced or eliminated, our liquidity could be adversely affected.
In addition to cash and cash equivalents and the availability of brokered deposits, as of December 31, 2012, we had the following sources of available unused liquidity:

(in thousands)	December 31, 2012
Unpledged securities	$19,163
FHLB advances	8,329
FRB lines	247,385
Unsecured Federal funds lines	62,000
Additional FRB line based on eligible but unpledged collateral	488,932
Total sources of available unused liquidity	$825,809
Net cash flows from operating activities primarily result from net income adjusted for the following noncash items: the provision for loan losses, depreciation, amortization, and the lower of cost or market adjustments, if any. Net cash flows provided by operating activities in 2012 were positively impacted by proceeds from sales of loans of $2.353 billion and negatively impacted primarily by $2.500 billion in loans originated for resale. Net cash flows used in investing activities were negatively impacted by $14.1 million of cash outflows for purchases of investment securities available-for-sale and $139.1 million related to the increase in the loan portfolio. In addition, the net cash flows used in investing activities were positively impacted by net cash inflows from maturities and calls of investment securities of $96.8 million, and proceeds from the sale of investment securities available-for-sale of $42.9 million. Net cash flows provided by financing activities were positively impacted by increases in transactional accounts of $114.9 million, partially offset by decreases of $64.8 million in time deposits.
Contractual Obligations and Other Commitments
The schedule on the following page provides a summary of our financial commitments to make future payments, primarily to fund loan and other credit obligations, long-term debt, and rental commitments primarily for the lease of branch facilities, the operations center, the SBA lending office, and the commercial lending, construction lending, and executive offices as of December 31, 2012. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments, lines of credit, and letters of credit are presented at contractual amounts; however, since many of these commitments are “revolving” commitments as discussed below and many are expected to expire unused or partially used, the total amount of these commitments does not necessarily reflect future cash requirements.

	Commitment Maturity or Payment Due by Period
(in thousands)	Commitments or Long-term Borrowings	1 Year or Less	More Than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More
Home equity line	$44,359	$3,555	$7,749	$8,763	$24,292
Construction	53,414	53,414	—	—	—
Acquisition and development	2,119	136	83	1,900	—
Commercial	71,618	50,303	15,694	5,131	490
SBA	8,065	128	16	146	7,775
Mortgage	293,535	293,535	—	—	—
Letters of Credit	4,552	4,359	193	—	—
Lines of Credit	2,564	110	1,329	54	1,071
Total financial commitments (1)	480,226	405,540	25,064	15,994	33,628
Subordinated debt (2)	67,527	—	—	—	67,527
Long-term borrowings (3)	—	—	—	—	—
Rental commitments (4)	24,774	3,290	5,883	5,292	10,309
Purchase obligations (5)	7,741	2,616	2,438	2,687	—
Total commitments and long-term borrowings	$580,268	$411,446	$33,385	$23,973	$111,464

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
Loans
During 2012, total loans outstanding, which included loans held-for-sale, increased $323.4 million, or 18.4%, to $2,081.1 million when compared to 2011. The Bank’s total loan production increased to $3.587 billion in 2012, compared to $2.492 billion in 2011. The increase in loans was the result of a $91.8 million, or 10.7%, increase in consumer installment loans, consisting primarily of indirect automobile loans, to $949.0 million because of the improving economy in the Bank’s market area. Total commercial loans, including SBA loans, increased $81.3 million, or 14.8%, to $630.7 million in 2012, compared to 2011 with the growth primarily in the commercial real estate segment of the portfolio as part of the Bank’s effort to serve credit worthy customers in our local footprint. Construction loans decreased $7.8 million, or 8.0%, to $89.9 million. Contributing to the decline were continued construction loan charge-offs, foreclosures and payoffs, which more than offset loan production. During the second quarter of 2012 Fidelity acquired Security Exchange in an FDIC-assisted transaction. This resulted in an increase of $47.4 million in loans at December 31, 2012. Loans held-for-sale increased $170.2 million, or 127.2%, to $304.1 million primarily due to a $162.2 million increase in mortgage loans held-for-sale to $253.1 million due to increased sales to FNMA, increase in staff and facilities in Georgia and Virginia, and more efficient processing. The balance of the increase in loans held-for-sale was in SBA loans which increased $8.0 million to $21.0 million. The fluctuations in the held-for-sale balances are due to loan production levels and the demands of loan investors.

Loans, by Category	December 31,
(in thousands)	2012	2011	2010	2009	2008
Loans:
Commercial loans	$630,671	$549,340	$478,502	$406,308	$348,012
Construction loans	89,924	97,710	115,224	154,785	245,153
Consumer loans	949,006	857,175	716,185	597,782	679,330
Mortgage loans	107,430	119,646	93,461	130,984	115,527
Loans	1,777,031	1,623,871	1,403,372	1,289,859	1,388,022
Allowance for loan losses	(33,982)	(27,956)	(28,082)	(30,072)	(33,691)
Loans, net of allowance	$1,743,049	$1,595,915	$1,375,290	$1,259,787	$1,354,331
Total Loans:
Loans	$1,777,031	$1,623,871	$1,403,372	$1,289,859	$1,388,022
Loans Held-for-Sale:
Residential mortgage	253,108	90,907	155,029	80,869	967
Indirect	30,000	30,000	30,000	30,000	15,000
SBA	20,986	12,942	24,869	20,362	39,873
Total Loans held-for-Sale	304,094	133,849	209,898	131,231	55,840
Total loans	$2,081,125	$1,757,720	$1,613,270	$1,421,090	$1,443,862

Loan Maturity and Interest Rate Sensitivity	December 31, 2012
(in thousands)	Within One Year	One Through Five Years	Over Five Years	Total
Loan Maturity:
Commercial	$155,185	$303,962	$171,524	$630,671
Construction	83,965	5,959	—	89,924
Total	$239,150	$309,921	$171,524	$720,595
Interest Rate Sensitivity:
Selected loans with:
Predetermined interest rates:
Commercial	$35,173	$165,626	$26,779	$227,578
Construction	6,924	3,184	—	10,108
Floating or adjustable interest rates:
Commercial	120,012	138,336	144,745	403,093
Construction	77,040	2,776	—	79,816
Total	$239,149	$309,922	$171,524	$720,595
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
Management has taken numerous steps to reduce credit risk in the loan portfolio and to strengthen the credit risk management team and processes. In addition, all credit policies have been reviewed and revised as necessary, and experienced managers are in place and have strengthened all lending areas and Credit Administration. Because of a decrease in net charge-offs, particularly in our construction portfolio, the provision for loan losses for the year ended December 31, 2012, decreased to $13.4 million compared to $20.3 million for the year ended December 31, 2011. Net charge-offs in 2012 decreased to $10.3 million compared to $20.5 million during 2011, largely due to a decrease in real estate construction charge-offs. Construction loan net charge-offs decreased from $12.9 million for the year ended December 31, 2011, to $2.8 million in 2012. This decrease is a function of the continued improvement in market conditions as well as improved collateral valuations resulting in lower charge-offs.
The performance of the consumer indirect lending portfolio of loans which at December 31, 2012, made up 52.3% of the total loan portfolio, has also shown improvement in 2012. Indirect loans 60-89 days delinquent decreased 19.5% from December 31, 2011 to December 31, 2012. Nonaccrual indirect loan balances decreased 8.8% from December 31, 2011 to December 31, 2012.
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
Nonperforming Assets
Nonperforming assets consist of nonaccrual loans, troubled debt restructured loans, repossessions, and other real estate. Nonaccrual loans are loans on which the interest accruals have been discontinued when it appears that future collection of principal or interest according to the contractual terms may be doubtful. Troubled debt restructured loans are those loans whose terms have been modified, because of economic or legal reasons related to the debtors’ financial difficulties and provide a concession to the borrower such as, a reduction in principal, change in terms, or modification of interest rates to below market levels. The Bank had $36.0 million in troubled debt restructured loans at December 31, 2012, of which $19.9 million were accruing loans and $16.1 million are on nonaccrual and included in nonperforming assets below. Repossessions include vehicles and other personal property that have been repossessed as a result of payment defaults on indirect automobile loans and commercial loans.

	December 31,
($ in thousands)	2012	2011	2010	2009	2008
Nonaccrual loans - non-covered	$57,713	$60,413	$76,545	$69,743	$98,151
Nonaccrual loans - covered	24,176	6,272	—	—	—
Repossessions	1,625	1,423	1,119	1,393	2,016
Other real estate - non-covered	22,159	21,058	20,525	21,780	15,063
Other real estate - covered	17,597	9,468	—	—	—
Total nonperforming assets	$123,270	$98,634	$98,189	$92,916	$115,230
Loans past due 90 days or more and still accruing	$—	$116	$—	$—	$—
Ratio of loans past due 90 days or more and
still accruing to total loans	—%	0.01%	—%	—%	—%
Ratio of nonperforming assets to total loans,
repossessions and ORE	6.88%	5.95%	6.01%	6.43%	7.89%
The increase in nonperforming assets from December 31, 2011, to December 31, 2012, was a result of an increase in covered nonaccrual loans and covered ORE. Both increased primarily due to the FDIC-assisted acquisition of Security Exchange in the second quarter of 2012. At December 31, 2012, the nonaccrual loans and ORE which is related to Security Exchange totaled $12.0 million and $13.2 million, respectively. At December 31, 2012, the nonaccrual loans and ORE related to Decatur First, acquired in the fourth quarter of 2011, totaled $12.2 million and $4.4 million, respectively. Management believes it has been proactive in charging down and charging off these nonperforming assets as appropriate. Management’s assessment of the overall loan portfolio is that loan quality and performance have stabilized. Management is being aggressive in evaluating credit relationships and proactive in addressing problems.
When a loan is classified as nonaccrual, to the extent collection is in question, previously accrued interest is reversed and interest income is reduced by the interest accrued in the current year. If any portion of the accrued interest was accrued in a previous period, accrued interest is reduced and a charge for that amount is made to the allowance for loan losses. For 2012, the gross amount of interest income that would have been recorded on nonaccrual loans, if all such loans had been accruing interest at the original contract rate, was approximately $3.0 million compared to $3.6 million and $4.4 million during 2011 and 2010, respectively. For additional information on nonaccrual loans see “Critical Accounting Policies—Allowance for Loan Losses.”

Allowance for Loan Losses
As discussed in “Critical Accounting Policies—Allowance for Loan Losses,” the allowance for loan losses is established and maintained through provisions charged to operations. Such provisions are based on management’s evaluation of the loan portfolio including current economic conditions, loan portfolio concentrations, the economic outlook, past loan loss experience, adequacy of underlying collateral, and such other factors which, in management’s judgment, deserve consideration in estimating loan losses. Loans are charged off when, in the opinion of management, such loans are deemed to be uncollectable. Subsequently, recoveries are added to the allowance.
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
In determining the allocated allowance, all portfolios are treated as homogeneous pools. The allowance for loan losses for the homogeneous pools is allocated to loan types based on historical net charge-off rates adjusted for any current changes in these trends. Within the commercial, commercial real estate, and business banking portfolios, every nonperforming loan and loans having greater than normal risk characteristics are not treated as homogeneous pools and are individually reviewed for a specific allocation. The specific allowance for these individually reviewed loans is based on a specific loan impairment analysis.
In determining the appropriate level for the allowance, management ensures that the overall allowance appropriately reflects a margin for the imprecision inherent in most estimates of the range of probable credit losses. This additional allowance, if any, is reflected in the unallocated portion of the allowance.
At December 31, 2012, the allowance for loan losses was $34.0 million, or 1.91% of loans, compared to $28.0 million, or 1.72% of loans, at December 31, 2011. Excluding the covered loan portfolio, the allowance for loan losses as a percentage of loans would be 2.01%. Net charge-offs as a percent of average loans outstanding was 0.60% in 2012 compared to 1.38% for 2011.
The table below presents the allocated loan loss reserves by loan type as of December 31, 2012 and 2011.

	December 31,		Increase (Decrease)
(in thousands)	2012	2011
Commercial	$15,054	$9,183	$5,871
Construction	8,183	8,262	(79)
Mortgage	3,412	2,535	877
Consumer	6,303	6,040	263
Unallocated	1,030	1,936	(906)
Total Allocated Loan Losses Reserve by Loan Type	$33,982	$27,956	$6,026
The allowance allocated to commercial loans increased $5.9 million during 2012, to $15.1 million compared to $9.2 million at the end of 2011. The increase is primarily related to an increase in loans outstanding and an increase in loans individually evaluated for impairment. The allowance allocated to commercial loans also increased by $995,000 for loans acquired in FDIC assisted transactions.
The unallocated allowance decreased $906,000 to $1.0 million at December 31, 2012, compared to year-end 2011 based on management’s assessment of losses inherent in the loan portfolio and not reflected in specific allocations. See “Provisions for Loan Losses.”
The Bank does not originate or portfolio any option Adjustable Rate Mortgage loans where borrowers have the ability to make payments which do not cover the interest due plus principal amortization. In addition, the Bank does not portfolio high loan-to-value ratio mortgages, interest only residential mortgage loans, subprime loans or loans with initial teaser rates. There are no significant geographic concentrations of loans within our markets.

Allocation of the Allowance for Loan Losses

	December 31, 2012		December 31, 2011		December 31, 2010
($ in thousands)	Allowance	%*	Allowance	%*	Allowance	%*
Commercial (1)	$15,054	44.30%	$9,183	32.85%	$7,532	26.82%
Real estate—construction	8,183	24.08	8,262	29.55	9,286	33.07
Real estate—mortgage–residential	3,412	10.04	2,535	9.07	2,570	9.15
Consumer installment	6,303	18.55	6,040	21.61	7,598	27.06
Unallocated	1,030	3.03	1,936	6.92	1,096	3.90
Total	$33,982	100.00%	$27,956	100.00%	$28,082	100.00%

	December 31, 2009		December 31, 2008
($ in thousands)	Allowance	%*	Allowance	%*
Commercial (1)	$4,608	15.32%	$5,587	16.58%
Real estate—construction	11,822	39.31	11,042	32.77
Real estate—mortgage–residential	1,346	4.48	599	1.78
Consumer installment	10,994	36.56	15,364	45.60
Unallocated	1,302	4.33	1,099	3.27
Total	$30,072	100.00%	$33,691	100.00%
  * Percentage of respective loan type to loans. Includes allowance allocated for real estate–mortgage–commercial loans and SBA loans. (1) Includes allowance allocated for real estate-mortgage-commercial loans and SBA loans.
Investment Securities
The levels of short-term investments reflect our strategy of maximizing portfolio yields within overall asset and liability management parameters while providing for pledging and liquidity needs. Investment securities other than the investment in FHLB stock, on an amortized cost basis totaled $148.6 million and $255.4 million at December 31, 2012, and 2011, respectively. The decrease of $106.8 million in investments at December 31, 2012, compared to December 31, 2011, was attributable to management's decision to utilize cash flow from the investment portfolio to fund loan growth.
In 2012, the Company made several investment purchases and sales in an effort to position the portfolio should overall interest rates rise, to provide for liquidity needs as the loan portfolio began to grow, and to improve the risk based capital requirement profile of the investment portfolio. The Company sold 36 mortgage backed securities with an amortized cost basis of $43.0 million. The Company purchased $14.0 million in GNMA and FNMA mortgage backed securities. Decreasing the size of the investment portfolio were principal pay-downs on mortgage-backed securities of $43.0 million, and $99.0 million in calls on FHLB and FNMA securities.
The estimated weighted average life of the securities portfolio was 3.4 years at December 31, 2012, compared to 4.1 years at December 31, 2011. At December 31, 2012, $148.6 million based on the amortized cost of investment securities were classified as available-for-sale, compared to $255.4 million based on the amortized cost at December 31, 2011. The net unrealized gain on these securities available-for-sale at December 31, 2012, was $5.7 million before taxes, compared to a net unrealized gain of $6.0 million before taxes at December 31, 2011.
At December 31, 2012 and 2011, we classified all but $6.2 million and $8.9 million, respectively, of our investment securities as available-for-sale. We maintain a relatively high percentage of our investment portfolio as available-for-sale for possible liquidity needs related primarily to loan production, while held-to-maturity securities are primarily utilized for pledging as collateral for public deposits and other borrowings.
Distribution of Investment Securities

	December 31,
	2012		2011		2010
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies	$10,120	$10,480	$62,197	$62,699	$26,135	$26,336
Municipal securities	18,316	19,249	19,124	19,715	11,705	11,330
Mortgage backed securities-agency	120,212	124,638	174,114	179,005	137,010	138,738
Total	$148,648	$154,367	$255,435	$261,419	$174,850	$176,404
The following table depicts the maturity distribution of investment securities and average yields as of December 31, 2012 and 2011. All amounts are categorized by their expected repricing date. The expected maturities may differ from the contractual maturities of mortgage backed securities because the mortgage holder of the underlying mortgage loans has the right to prepay their mortgage loans without prepayment penalties. The expected maturities may differ from the contractual maturities of callable agencies and municipal securities because the issuer has the right to redeem the callable security at predetermined prices at specified times prior to maturity.
Maturity Distribution of Investment Securities and Average Yields(1)

	December 31, 2012			December 31, 2011
($ in thousands)	Amortized Cost	Fair Value	Average(1) Yield	Amortized Cost	Fair Value	Average(1) Yield
Available-for-Sale:
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies:
Due in less than one year	$6,385	$6,481	2.80%	$21,000	$21,058	2.10%
Due after one year through five years	1,532	1,592	2.70	37,975	38,292	1.93
Due five years through ten years	1,198	1,297	3.01	1,002	1,036	3.06
Due after ten years	1,005	1,110	3.46	2,220	2,313	3.21
Municipal securities(2)
Due in less than one year	2,900	2,925	6.12	750	753	6.61
Due after one year through five years	5,015	5,265	5.24	11,013	11,302	5.41
Due five years through ten years	2,789	2,982	5.19	5,849	6,080	6.29
Due after ten years	7,612	8,077	6.14	1,512	1,580	6.99
Mortgage backed securities
Due in less than one year	846	902	2.90	22	22	1.14
Due after one year through five years	109,978	113,888	2.34	166,085	170,829	2.76
Due five years through ten years	—	—	—	8,007	8,154	3.32
Due after ten years	9,388	9,848	3.78	—	—	—
	$148,648	$154,367		$255,435	$261,419
Held-to-Maturity:
Mortgage backed securities
Due in less than one year	$—	$—	—%	$—	$—	—%
Due after one year through five years	6,162	6,723	4.87	8,876	9,662	4.90
	$6,162	$6,723		$8,876	$9,662

(1)	Weighted average yields are calculated on the basis of the carrying value of the security.

(2)	Interest income includes the effects of taxable equivalent adjustments of $410,300 in 2012 and $279,000 in 2011.
Deposits
Total deposits increased $196.5 million, or 10.50%, to $2.068 billion at December 31, 2012, from $1.872 billion at December 31, 2011, due to an increase in interest-bearing demand deposits of $111.6 million, or 21.18%, to $638.6 million, an increase in noninterest bearing demand deposits of $112.3 million, or 41.65%, to $381.8 million and an decrease in total time deposits of $5.1 million, or 0.77%, to $661.4 million. Savings deposits decreased $60.0 million, or 15.42%, to $329.2 million. The Bank acquired Security Exchange in an FDIC-assisted transaction in the second quarter of 2012, and at December 31, 2012, had $4.5 million in noninterest-bearing demand deposits, $28.8 million in interest-bearing deposits, $612,000 in savings, $37.9 million in time deposits $100,000 and over, and $19.8 million in other time deposits resulting from that acquisition. As interest rates stabilized at historically low levels in 2012, many customers, put their money into money market accounts which pay competitive rates but allow the depositor the flexibility to access the funds when necessary. The increase in noninterest-bearing demand deposits was in part due to an increase in the number of transaction accounts as the result of continued benefits from the transaction account acquisition initiative continued in 2012, and in part due to unlimited deposit insurance coverage available through December 31, 2012, for noninterest-bearing transaction accounts through implementation of the Dodd-Frank Act. Management priced time deposits $100,000 and over very competitively in 2012 to encourage customers to extend maturities allowing the Bank to take advantage of the historically low deposit interest rates.
Average interest-bearing deposits during 2012 increased $104.9 million, or 6.99%, over 2011 average balances to $1.604 billion. The average balance of savings deposits decreased $65.1 million to $342.8 million, while the average balance of interest-bearing demand deposits increased $142.3 million to $581.6 million, and the average balance of time deposits increased $27.6 million to $679.9 million. Core deposits, obtained from a broad range of customers, and our largest source of funding, consist of all interest-bearing and noninterest-bearing deposits except time deposits over $100,000 and brokered deposits. As core deposits grew, higher cost maturing brokered certificates of deposit were allowed to mature without being replaced. The average balance of interest-bearing core deposits was $1.245 billion and $1.163 billion during 2012 and 2011, respectively.
Noninterest-bearing deposits are comprised of certain business accounts, including correspondent bank accounts and escrow deposits, as well as individual accounts. Average noninterest-bearing demand deposits totaling $329.2 million represented 20.9% of average core deposits in 2012 compared to an average balance of $219.4 million or 15.9% in 2011. The average amount of, and average rate paid on, deposits by category for the periods shown are presented in the following table:
Selected Statistical Information for Deposits

	December 31,
	2012		2011		2010
($ in thousands)	Average Amount	Rate	Average Amount	Rate	Average Amount	Rate
Noninterest-bearing demand deposits	$329,150	—%	$219,377	—%	$169,120	—%
Interest-bearing demand deposits	581,577	0.28	439,243	0.53	344,607	0.87
Savings deposits	342,806	0.34	407,865	0.78	415,516	1.39
Time deposits	679,940	1.22	652,343	1.65	633,374	2.32
Total average deposits	$1,933,473	0.57%	$1,718,828	0.95%	$1,562,617	1.50%
Maturity Distribution of Time Deposits

	December 31, 2012
(in thousands)	Time Deposits $100,000 And Greater	Time Deposits Less Than $100,000	Brokered Deposits	Total Time Deposits
Three months or less	$34,129	$40,561	$15,099	$89,789
Over three through six months	37,413	47,571	30,000	114,984
Over six through 12 months	121,890	96,546	2,639	221,075
Over one through two years	55,672	56,324	5,000	116,996
Over two through three years	45,304	31,105	1,764	78,173
Over three through four years	43,883	32,858	2,440	79,181
Over four through five years	8,352	9,508	—	17,860
Over five years	100	202	—	302
Total Time Deposits	$346,743	$314,675	$56,942	$718,360
Short-Term Debt
There were six FHLB short-term borrowings at December 31, 2012 totaling $88.5 million, which were drawn on a collateralized line with $15.0 million maturing March 11, 2013 at a rate of 2.90%, $5.0 million maturing March 12, 2013 at 2.395%, $5.0 million maturing March 12, 2013 at a rate of 2.79%, $2.5 million maturing April 3, 2013 at a rate of 2.40%, $36.0 million maturing April 30, 2013 at a rate of 0.42%, and $25.0 million maturing July 16, 2013 at a rate of 1.76%. There were four FHLB short-term borrowings at December 31, 2011 totaling $34.5 million, which were drawn on a collateralized line with $12.0 million maturing January 3, 2012 at a rate of 0.14%, $5.0 million maturing March 12, 2012 at 3.29%, $2.5 million maturing April 2, 2012 at a rate of 3.24%, and $15.0 million maturing April 13, 2012 at a rate of 2.56%. All FHLB advances are collateralized with qualifying residential, home equity, and commercial real estate mortgage loans and, from time to time, agency notes or agency mortgage backed securities.
Other short-term borrowings totaled $37.2 million and $18.6 million at December 31, 2012 and 2011, respectively, consisting of Federal funds purchased, and $12.2 million and $18.6 million, respectively, in overnight repurchase agreements primarily with commercial customers at an average rate of 0.21% and 0.23%, respectively. The Company had $25.0 million in Federal funds purchased at December 31, 2012. There were no Federal funds purchased outstanding at December 31, 2011.
Schedule of Short-Term Borrowings(1)

Years Ended December 31,	Maximum Outstanding at Any Month-End	Average Balance	Average Interest Rate During Year	Ending Balance	Weighted Average Interest Rate at Year-End
($ in thousands)
2012	$205,231	$120,779	1.08%	$125,660	1.38%
2011	53,081	41,877	1.64	53,081	1.30
2010	58,999	37,669	2.71	32,977	2.17

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
Subordinated Debt
At December 31, 2012 and 2011, the Company had $67.5 million in trust preferred securities classified as subordinated debt, including $2.0 million in subordinated debt incurred to acquire stock in the trust preferred subsidiaries.
On August 20, 2007, the Company issued $20.0 million in fixed-floating rate capital securities of Fidelity Southern Statutory Trust III with a liquidation value of $1,000 per security. Interest is fixed at 6.62% for five years and then converts to a floating rate, which will adjust quarterly at a rate per annum equal to the three-month LIBOR plus 1.40%, with a rate of 1.71% at December 31, 2012. The issuance has a final maturity of 30 years, but may be redeemed with regulatory approval at any distribution payment date on or after September 15, 2012, or at any time upon certain events, such as a change in the regulatory treatment of the trust preferred securities, at the redemption price of 100%, plus accrued and unpaid interest, if any.
On March 17, 2005, the Company issued $10.0 million in floating rate capital securities of Fidelity Southern Statutory Trust II with a liquidation value of $1,000 per security. Interest is adjusted quarterly at a rate per annum equal to the three-month LIBOR plus 1.89%. The capital securities had an initial rate of 4.87% and a rate of 2.2% and 2.45% at December 31, 2012 and December 31, 2011, respectively. The issuance has a final maturity of 30 years, but may be redeemed at any distribution payment date on or after March 17, 2010, at the redemption price of 100%.
On June 26, 2003, the Company issued $15.0 million in Floating Rate Capital Securities of Fidelity Southern Statutory Trust I with a liquidation value of $1,000 per security. Interest is adjusted quarterly at a rate per annum equal to the three-month LIBOR plus 3.10%. The capital securities had an initial rate of 4.16%, with the provision that prior to June 26, 2008, the rate will not exceed 11.75%. The rates in effect on December 31, 2012 and 2011, were 3.41% and 3.67%, respectively. The issuance has a final maturity of 30 years, but may be redeemed at any distribution payment date on or after June 26, 2008, at the redemption price of 100%.
On July 27, 2000, the Company issued $10.0 million of 11.05% Fixed Rate Capital Trust Preferred Securities of Fidelity National Capital Trust I with a liquidation value of $1,000 per share. On March 23, 2000, we issued $10.5 million of 10.88% Fixed Rate Capital Trust Pass-through Securities of FNC Capital Trust I with a liquidation value of $1,000 per share. Both issues have 30 year final maturities and are redeemable in whole or in part after ten years at declining redemption prices to 100% after 20 years.
The trust preferred securities were sold in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Act”) and were not registered under the Act. The payments to the trust preferred securities holders are fully tax deductible.
The $65.5 million of trust preferred securities issued by trusts established by the Company, as of December 31, 2012 and 2011, are not consolidated for financial reporting purposes in accordance with FASB ASC 810-10-05, formerly known as FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (Revised)”. Thus, the equity investments in the subsidiaries created to issue the obligations, the obligations themselves, and related dividend income and interest expense are reported on a deconsolidated basis, with the investments in the amount of $2.0 million at December 31, 2012, and 2011, reported as other assets and dividends included as other noninterest income. The obligations, including the amount related to the equity investments, in the amount of $67.5 million at December 31, 2012, and 2011, are reported as subordinated debt, with related interest expense reported as interest on subordinated debt.
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
Our only restricted core capital elements consist of $65.5 million in trust preferred securities issues and $2.5 million in other identifiable intangibles; therefore, the Rule has minimal impact on our capital ratios, our financial condition, or our operating results. The trust preferred securities are eligible for our regulatory Tier 1 capital, with a limit of 25% of the sum of all core capital elements. All amounts exceeding the 25% limit are includable in the Company’s regulatory Tier 2 capital.
In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”. Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. As of December 31, 2012 the implementation of Basel III has been put on hold by the U.S Banking agencies and no future implementation date has been established.
Long-Term Debt

	December 31,
(in thousands)	2012	2011
FHLB three year Fixed Rate Advance maturing July 16, 2013	$—	$25,000
FHLB five year European Convertible Advance maturing March 12, 2013.	—	5,000
FHLB five year European Convertible Advance March 12, 2013.	—	5,000
FHLB five year European Convertible Advance maturing April 3, 2013.	—	2,500
FHLB four year Fixed Rate Credit Advance maturing March 11, 2013.	—	15,000
Total long-term debt	$—	$52,500
The $52.5 million, or 100%, decrease in long-term debt at December 31, 2012, compared to December 31, 2011 is a result of the reclassification of five FHLB advances totaling $52.5 million from long-term borrowings to short-term borrowings.
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
On June 27, 2012, the U.S. Treasury sold all of its shares of the Company’s preferred stock, acquired in December 2008 under TARP, in a public offering as part of a modified Dutch auction process. The Company did not receive any proceeds from this auction; however the Company’s operations are no longer limited by the TARP restrictions or regulations regarding executive compensation. In addition, certain terms set forth in the Letter Agreement only applied so long as Treasury held preferred shares and are no longer applicable.
Shareholders’ equity at December 31, 2012 and 2011, was $192.9 million and $167.3 million, respectively. The $25.6 million increase at December 31, 2012, compared to December 31, 2011, was primarily the result of net income, and stock sold through benefit plans or stock options exercised, offset by preferred dividends paid during 2011.
Recent Accounting Pronouncements
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
In April 2011, the FASB issued ASU No. 2011-03 “Reconsideration of Effective Control for Repurchase Agreements” which removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. This ASU was effective for the first interim or annual period beginning on or after December 15, 2011. The adoption of this ASU did not have a material impact on the Company’s financial position or statement of income. The Company has made the proper disclosure in these financial statement footnotes.
In May 2011, the FASB issued ASU No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in Generally Accepted Accounting Principals ("U.S. GAAP") and International Financial Reporting Standards("IFRSs") which result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs by changing the wording used to describe many of the requirements in U.S. GAAP and is generally not intended to result in a change in the application of the requirements. This ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The adoption of this ASU did not have a material impact on the Company’s financial position or statement of income. The Company has made the proper disclosure in these financial statement footnotes.
In June 2011, the FASB issued ASU No. 2011-05 “Presentation of Comprehensive Income” which gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. This ASU was effective for the first interim or annual period beginning on or after December 15, 2011. The adoption of this ASU did not have a material impact on the Company’s financial position or statement of income. The Company has made the proper disclosure in these financial statement footnotes.
In July 2012, the FASB issued ASU No. 2012-02 “Testing Indefinite-Lived Intangible Assets for Impairment” which permit an entity to consider qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible assets are impaired, then the entity is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The amendments are effective for annual and interim impairment test performed for fiscal years beginning after September 15, 2012. The adoption of this ASU is not expected to have a material effect on the Company’s financial statements.
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
In February 2013, FASB amended the Comprehensive Income topic of the ASC. The amendments addresses reporting of amounts reclassified out of accumulated other comprehensive income. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments will be effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

CONSOLIDATED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
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

	2012
(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$24,267	$24,938	$24,095	$24,262
Interest expense	4,028	4,248	4,195	4,607
Net interest income	20,239	20,690	19,900	19,655
Provision for loan losses	5,243	3,477	950	3,750
Securities gains, net	—	4	—	303
Noninterest income	26,186	27,094	17,034	17,655
Noninterest expense	32,654	31,324	26,069	25,350
Income before income taxes	8,528	12,983	9,915	8,210
Income tax expense	3,088	4,816	3,511	2,894
Net income	5,440	8,167	6,404	5,316
Preferred stock dividends	(824)	(823)	(823)	(823)
Net income available to common equity	$4,616	$7,344	$5,581	$4,493
Earnings per share:
Basic earnings per share (1)	$0.31	$0.50	$0.38	$0.31
Diluted earnings per share (1)	$0.27	$0.44	$0.34	$0.28
Weighted average shares outstanding - basic (1)	14,712	14,579	14,530	14,408
Weighted average shares outstanding - diluted (1)	16,686	16,511	16,309	15,871

	2011
(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$24,205	$22,959	$23,091	$23,445
Interest expense	5,126	5,404	6,046	6,273
Net interest income	19,079	17,555	17,045	17,172
Provision for loan losses	5,300	4,400	4,850	5,775
Securities gains, net	—	—	1,078	—
Noninterest income	15,681	9,978	14,094	11,686
Noninterest expense	23,649	20,415	20,883	20,475
Income before income taxes	5,811	2,718	5,406	2,608
Income tax expense	1,979	608	1,792	766
Net income	3,832	2,110	3,614	1,842
Preferred stock dividends	(824)	(823)	(823)	(823)
Net income available to common equity	$3,008	$1,287	$2,791	$1,019
Earnings per share:
Basic earnings per share (1)	$0.21	$0.09	$0.22	$0.09
Diluted earnings per share (1)	$0.20	$0.08	$0.20	$0.08
Weighted average shares outstanding - basic (1)	14,011	13,970	12,543	11,609
Weighted average shares outstanding - diluted (1)	15,398	15,447	14,140	13,301

(1)	Adjusted for stock dividends

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
See Item 7, “Market Risk” and “Interest Rate Sensitivity” for a quantitative and qualitative discussion about our market risk.

Item 8.    Financial Statements and Supplementary Data

Management's Report on Internal Control over Financial Reporting

Management of Fidelity Southern Corporation (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. Management has assessed the effectiveness of internal control over financial reporting using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of the Company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Based on the testing performed using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), management of the Company believes that the company's internal control over financial reporting was effective as of December 31, 2012.
The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

FIDELITY SOUTHERN CORPORATION

by	/s/ JAMES B. MILLER, JR.
James B. Miller, Jr.
Chief Executive Officer and Chairman of the Board

by	/s/ STEPHEN H. BROLLY
Stephen H. Brolly
Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Fidelity Southern Corporation
We have audited the accompanying consolidated balance sheets of Fidelity Southern Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fidelity Southern Corporation and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fidelity Southern Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 15, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Fidelity Southern Corporation
We have audited Fidelity Southern Corporation and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Fidelity Southern Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Fidelity Southern Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fidelity Southern Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 15, 2013

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
($ in thousands)	2012	2011
ASSETS
Cash and due from banks	$45,507	$53,380
Interest-bearing deposits with banks	2,331	1,493
Federal funds sold	1,182	2,411
Cash and cash equivalents	49,020	57,284
Investment securities available-for-sale (amortized cost of $148,648 and $255,435 at December 31, 2012 and December 31, 2011, respectively)	154,367	261,419
Investment securities held-to-maturity (fair value of $6,723 and $9,662 at December 31, 2012 and December 31, 2011, respectively)	6,162	8,876
Investment in FHLB stock	7,330	7,582
Loans held-for-sale (loans at fair value: $253,108 at December 31, 2012; $90,907 at December 31, 2011)	304,094	133,849
Loans	1,777,031	1,623,871
Allowance for loan losses	(33,982)	(27,956)
Loans, net of allowance for loan losses	1,743,049	1,595,915
FDIC indemnification asset	20,074	12,279
Premises and equipment, net	37,669	28,909
Other real estate, net	39,756	30,526
Accrued interest receivable	7,995	9,015
Bank owned life insurance	32,693	31,490
Deferred tax asset, net	21,145	16,224
Other assets	53,937	41,427
Total assets	$2,477,291	$2,234,795

LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$381,846	$269,590
Interest-bearing deposits:
Demand and money market	638,582	526,962
Savings	329,223	389,246
Time deposits, $100,000 and over	346,743	329,164
Other time deposits	314,675	337,350
Brokered deposits	56,942	19,204
Total deposits	2,068,011	1,871,516
FHLB short-term borrowings	88,500	34,500
Other short-term borrowings	37,160	18,581
Subordinated debt	67,527	67,527
Other long-term debt	—	52,500
Accrued interest payable	2,093	2,535
Other liabilities	21,112	20,356
Total liabilities	2,284,403	2,067,515
SHAREHOLDERS’ EQUITY
Preferred Stock, no par value. Authorized 10,000,000; 48,200 shares issued and outstanding, net of discount	47,344	46,461
Common stock, no par value. Authorized 50,000,000; issued and outstanding 14,780,175 and 13,323,064 at December 31, 2012 and December 31, 2011.	82,499	74,219
Accumulated other comprehensive gain, net of tax	3,545	3,710
Retained earnings	59,500	42,890
Total shareholders’ equity	192,888	167,280
Total liabilities and shareholders’ equity	$2,477,291	$2,234,795
See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
($ in thousands, except per share data)	2012	2011	2010
Interest Income:
Loans, including fees	$92,485	$86,698	$87,316
Investment securities	5,044	6,777	7,790
Federal funds sold and bank deposits	33	225	178
Total interest income	97,562	93,700	95,284
Interest Expense:
Deposits	11,073	16,309	23,445
Short-term borrowings	1,306	685	1,021
Subordinated debt	4,242	4,494	4,502
Other long-term debt	457	1,361	1,595
Total interest expense	17,078	22,849	30,563
Net Interest Income	80,484	70,851	64,721
Provision for loan losses	13,420	20,325	17,125
Net Interest Income After Provision for Loan Losses	67,064	50,526	47,596
Noninterest Income:
Service charges on deposit accounts	4,694	4,143	4,284
Other fees and charges	3,360	2,613	2,155
Mortgage banking activities	56,332	24,663	24,478
Indirect lending activities	6,414	5,891	4,485
SBA lending activities	4,944	8,463	2,435
Bank owned life insurance	1,307	1,315	1,316
Securities gains	307	1,078	2,291
Other	10,611	3,273	1,465
Total noninterest income	87,969	51,439	42,909
Noninterest Expense:
Salaries and employee benefits	69,649	47,525	42,573
Furniture and equipment	4,049	3,075	2,721
Net occupancy	5,204	4,504	4,480
Communication	2,646	2,158	1,878
Professional and other services	8,257	5,690	4,790
Cost of operation of other real estate	8,777	7,896	6,995
FDIC insurance premiums	1,917	2,581	3,534
Other	14,898	11,993	9,002
Total noninterest expense	115,397	85,422	75,973
Income before income tax expense	39,636	16,543	14,532
Income tax expense	14,309	5,145	4,399
Net income	25,327	11,398	10,133
Preferred stock dividends and accretion of discount	(3,293)	(3,293)	(3,293)
Net income available to common equity	$22,034	$8,105	$6,840
Earnings per share:
Basic earnings per share	$1.51	$0.62	$0.60
Diluted earnings per share	$1.34	$0.56	$0.53
Net income	25,327	11,398	10,133
Other comprehensive (loss) income, net of tax	(165)	3,252	522
Comprehensive income	$25,162	$14,650	$10,655
Weighted average shares outstanding—Basic	14,558	13,042	11,492
Weighted average shares outstanding—Fully Diluted	16,413	14,587	12,933
 See accompanying notes to consolidated financial statements

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Accumulated Other Comprehensive Income (Loss) Net of Tax	Retained Earnings	Total
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2009	48	$44,696	10,064	$53,342	$(64)	$31,711	$129,685
Comprehensive income:
Net income	—	—	—	—	—	10,133	10,133
Other comprehensive income, net of tax	—	—	—	—	522	—	522
Comprehensive income	—	—	—	—	—	—	10,655
Common stock issued and share-based compensation under:
Employee benefit plans	—	—	197	590	—	—	590
Dividend reinvestment plan	—	—	304	2,000	—	—	2,000
Accretion of discount on preferred stock	—	882	—	—	—	(882)	—
Preferred stock dividend	—	—	—	—	—	(2,410)	(2,410)
Common stock dividend	—	—	211	1,610	—	(1,610)	—
Cash paid for fractional interest associated with stock dividend	—	—	—	—	—	(9)	(9)
Balance at December 31, 2010	48	$45,578	10,776	$57,542	$458	$36,933	$140,511
Comprehensive income:
Net income	—	—	—	—	—	11,398	11,398
Other comprehensive income, net of tax	—	—	—	—	3,252	—	3,252
Comprehensive income	—	—	—	—	—	—	14,650
Common stock issued and share-based compensation under:
Employee benefit plans	—	—	73	186	—	—	186
Dividend reinvestment plan	—	—	29	196	—	—	196
Stock issuance	—	—	2,167	14,412	—	—	14,412
Accretion of discount on preferred stock	—	883	—	—	—	(883)	—
Preferred stock dividend	—	—	—	—	—	(2,410)	(2,410)
Common stock dividend	—	—	278	1,883	—	(1,883)	—
Cash dividend	—	—	—	—	—	(265)	(265)
Balance at December 31, 2011	48	$46,461	13,323	$74,219	$3,710	$42,890	$167,280
Comprehensive income:
Net income	—	—	—	—	—	25,327	25,327
Other comprehensive loss, net of tax	—	—	—	—	(165)	—	(165)
Comprehensive income	—	—	—	—	—	—	25,162
Common stock issued and share-based compensation under:
Employee benefit plans	—	—	680	2,672	—	—	2,672
Dividend reinvestment plan	—	—	24	197	—	—	197
Accretion of discount on preferred stock	—	883	—	—	—	(883)	—
Preferred stock dividend	—	—	—	—	—	(2,410)	(2,410)
Common stock dividend	—	—	753	5,411	—	(5,411)	—
Cash paid for fractional interest associated with stock dividend	—	—	—	—	—	(13)	(13)
Balance at December 31, 2012	48	$47,344	14,780	$82,499	$3,545	$59,500	$192,888
See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2012	2011	2010
Operating Activities:
Net income	$25,327	$11,398	$10,133
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	13,420	20,325	17,125
Depreciation and amortization of premises and equipment	2,596	2,092	1,810
Other amortization	5,509	3,525	1,967
Impairment of other real estate	4,690	9,955	4,154
Share-based compensation	687	58	183
Gain on investment security sales	(307)	(1,078)	(2,291)
Gains on loan sales	(23,286)	(28,806)	(17,789)
Gain on FDIC assisted acquisitions	(4,218)	(1,527)	—
Net gain on sale of other real estate	(3,521)	(851)	(727)
Net increase in cash value of bank owned life insurance	(1,203)	(1,215)	(1,217)
Net decrease in deferred income taxes	(3,508)	(2,060)	(3,788)
Changes in assets and liabilities which provided (used) cash:
Net (increase) decrease from loans originated for resell	(108,854)	120,873	(46,721)
Net decrease (increase) in FDIC indemnification asset	17,509	—	—
Other assets	(13,307)	(5,609)	245
Accrued interest receivable	1,020	(1,025)	(158)
Accrued interest payable	(442)	(438)	(1,531)
Other liabilities	(826)	6,933	5,855
Net cash (used in) provided by operating activities	(88,714)	132,550	(32,750)
Investing Activities:
Purchases of investment securities available-for-sale	(14,090)	(170,935)	(251,435)
Purchase of investment in FHLB stock	(2,927)	(1,441)	(90)
Sales of investment securities available-for-sale	42,949	32,781	94,676
Maturities and calls of investment securities held-to-maturity	2,714	5,242	5,225
Maturities and calls of investment securities available-for-sale	96,813	85,983	134,265
Redemption of investment in FHLB stock	3,179	401	315
Net increase in loans	(139,112)	(187,148)	(148,563)
Capital improvements to other real estate	—	(36)	(394)
Purchases of premises and equipment	(8,669)	(9,252)	(3,228)
Cash received in excess of cash paid for acquisitions	29,717	33,676	—
Net cash provided by (used in) investing activities	10,574	(210,729)	(169,229)
Financing Activities:
Net increase in demand deposits, money market accounts, and savings accounts	114,878	89,369	160,616
Net decrease in time deposits	(64,840)	(1,028)	(98,093)
Proceeds from issuance of other long-term debt	—	—	25,000
Decrease of other long-term debt	(52,500)	(27,500)	—
Increase (decrease) in short-term borrowings	72,579	14,802	(8,893)
Proceeds from issuance of common stock	2,182	14,736	2,407
Common stock dividends paid	(13)	(265)	(9)
Preferred stock dividends paid	(2,410)	(2,410)	(2,410)
Net cash provided by financing activities	69,876	87,704	78,618
Net (decrease) increase in cash and cash equivalents	(8,264)	9,525	(123,361)
Cash and cash equivalents, beginning of year	57,284	47,759	171,120
Cash and cash equivalents, end of year	$49,020	$57,284	$47,759

	Years Ended December 31,
(in thousands)	2012	2011	2010
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$17,521	$23,288	$32,095
Income taxes	$14,922	$9,880	$4,431
Acquisition of FDIC assisted financial institutions
Assets acquired	$120,875	$172,285	$—
Liabilities assumed	$148,140	$180,588	$—
Non-cash transfers of loans to other real estate	$25,770	$35,087	$15,935
Accretion of discount on preferred stock	$883	$883	$882
Stock dividends	$6,931	$416	$1,589
Loans transferred from held-for-sale	$—	$10,689	$6,546
See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
1. Summary of Significant Accounting Policies
Nature of Operations
Fidelity Southern Corporation (“FSC” or “Fidelity”) is a bank holding company headquartered in Atlanta, Georgia. We conduct operations primarily though Fidelity Bank, a state chartered wholly-owned subsidiary bank (the “Bank”). The Bank was organized as a national banking corporation in 1973 and converted to a Georgia chartered state bank in 2003. LionMark Insurance Company is a wholly-owned subsidiary of FSC and is an insurance agency offering consumer credit related insurance products. FSC also owns five subsidiaries established to issue trust preferred securities. The “Company”, “we” or “our”, as used herein, includes FSC and its subsidiaries, unless the context otherwise requires.
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
Basis of Consolidation
The consolidated financial statements include the accounts of Fidelity and its wholly-owned subsidiaries. Fidelity owns 100% of the Bank and LionMark Insurance Company, an insurance agency offering consumer credit related insurance products. FSC is a financial services company that offers traditional banking, mortgage, and investment services to its customers, who are typically individuals or small to medium sized businesses. All significant intercompany accounts and transactions have been eliminated in consolidation.
The Company has five trust preferred subsidiaries which are deconsolidated for financial reporting purposes in accordance with Financial Accounting Standards Board (“FASB”) ASC 810-10-05, formerly known as FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities (revised December 2003), an Interpretation of Accounting Research Bulletins No. 51”. The equity investments in the subsidiaries created to issue the obligations, the obligations themselves, and related dividend income and interest expense are reported on a deconsolidated basis, with the investments reported as other assets and dividends included as other noninterest income. The obligations, including the amount related to the equity investments are reported as subordinated debt, with related interest expense reported as interest on subordinated debt.
The Company principally operates in one business segment which is community banking.
Certain amounts previously reported have been reclassified to conform to the current year's presentation. Such reclassifications had no effect on net income and shareholders' equity.
Use of Estimates
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
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash items in process of collection, amounts due from banks, interest bearing deposits with banks, and federal funds sold. Due from bank balances are maintained in other financial institutions. Federal funds sold are generally purchased and sold for one-day periods, but may, from time to time, have longer terms.

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
Available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at cost, adjusted for the amortization of premiums or accretion of discounts. Unrealized gains and losses, net of related income taxes, on available-for-sale securities are excluded from income and are reported as a separate component of shareholders’ equity. If fair value of a debt security is less than its amortized cost basis at the balance sheet date, management must determine if the security has an other than temporary impairment (“OTTI”). The Company evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. If management does not expect to recover the entire amortized cost basis of a security, an OTTI has occurred. If management’s intention is to sell the security, an OTTI has occurred. If it is more likely than not that management will be required to sell a security before the recovery of the amortized cost basis, an OTTI has occurred. The Company will recognize the full OTTI in earnings if it intends to sell a security or will more likely than not be required to sell the security. Otherwise an OTTI will be separated into the amount representing a credit loss and the amount related to all other factors. The amount of an OTTI related to credit losses will be recognized in earnings. The amount related to other factors will be recognized in other comprehensive income, net of taxes.
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
Nonmarketable Equity Securities
The Company is required to hold non-marketable equity securities, comprised of Federal Home Loan Bank of Atlanta ("FHLB") stock, as a condition of membership. In accordance with accounting guidance, these securities are accounted for at cost, which equals par or redemption value. These securities do not have a readily determinable fair value as their ownership is restricted and there is no market for these securities. These securities can only be redeemed or sold at their par value and only to the respective issuing government supported or sponsored institution or to another member institution. Management considers these non-marketable equity securities to be long-term investments. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the carrying value. The Company's ownership of FHLB stock totaled $7.3 million and $7.6 million at December 31, 2012 and 2011, respectively.
Loans and Interest Income
Loans, other than acquired loans, are reported at principal amounts outstanding net of deferred fees and costs. Interest income is recognized using the effective interest method on the principal amounts outstanding. Rate related loan fee income is included in interest income. Loan origination and commitment fees as well as certain direct origination costs are deferred and the net amount is amortized as an adjustment of the yield over the contractual lives of the related loans, taking into consideration assumed prepayments.
For commercial, construction, SBA and real estate loans, the accrual of interest is discontinued and the loan categorized as nonaccrual when, in management’s opinion, due to deterioration in the financial position of the borrower, the full repayment of principal and interest is not expected or principal or interest has been in default for a period of 90 days or more, unless the obligation is both well secured and in the process of collection within 30 days. Commercial, construction, SBA and real estate secured loans may be returned to accrual status when management expects to collect all principal and interest and the loan has been brought fully current. Consumer loans are placed on nonaccrual upon becoming 90 days past due or sooner if, in the opinion of management, the full repayment of principal and interest is not expected. Any payment received on a loan on which the accrual of interest has been suspended is applied to reduce principal.
When a loan is placed on nonaccrual, interest accrued during the current accounting period is reversed. Interest accrued in prior periods, if significant, is charged off against the allowance and adjustments to principal made if the collateral related to the loan is deficient.
Impaired loans are evaluated based on the present value of expected future cash flows discounted at the loan’s original effective interest rate, or at the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. Impaired loans are specifically reviewed loans for which it is probable that the Bank will be unable to collect all amounts due according to the terms of the loan agreement. A specific valuation allowance is required to the extent that the estimated value of an impaired loan is less than the recorded investment. FASB Accounting Standards Codification ("ASC") 310-10-35, formerly known as SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” does not apply to large groups of smaller balance, homogeneous loans, such as consumer installment loans, and which are collectively evaluated for impairment. Smaller balance commercial loans are also excluded from the application of the statement. Interest on impaired loans is reported on the cash basis as received when the full recovery of principal and interest is anticipated, or after full principal and interest has been recovered when collection of interest is in question.
Allowance for Loan Losses
The allowance for loan losses is established and maintained through provisions charged to operations. Such provisions are based on management’s evaluation of the loan portfolio, including loan portfolio concentrations, current economic conditions, past loan loss experience, adequacy of underlying collateral, and such other factors which, in management’s judgment, deserve consideration in estimating loan losses. Loans are charged off when, in the opinion of management, such loans are deemed to be uncollectable. Subsequent recoveries are added to the allowance.
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
Business Combinations, Method of Accounting for Loans Acquired, and FDIC Indemnification Asset
The Company accounts for its acquisitions under FASB ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk. Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in FASB ASC Topic 820, Fair Value Measurements and Disclosures, exclusive of the loss share agreements with the Federal Deposit Insurance Corporation (the "FDIC"). The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of expected principal, interest and other cash flows. Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality, formerly American Institute of Certified Public Accountants ("AICPA") Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Loans acquired in business combinations with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of purchase dates may include information such as past-due and nonaccrual status, borrower credit scores and recent loan to value percentages. The Company considers expected prepayments and estimates the amount and timing of expected principal, interest and other cash flows for each loan or pool of loans meeting the criteria above, and determines the excess of the loan's scheduled contractual principal and contractual interest payments over all cash flows expected to be collected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the loan's or pool's cash flows expected to be collected over the fair value for the loan or pool of loans, is accreted into interest income over the remaining life of the loan or pool (accretable yield).
Loans acquired through business combinations that do not meet the specific criteria of FASB ASC Topic 310-30, but for which a discount is attributable at least in part to credit quality, are also accounted for under this guidance. As a result, related discounts are recognized subsequently through accretion based on the expected cash flow of the acquired loans.
Subsequent to the acquisition date, increases in cash flows expected to be received in excess of the Company's initial estimates are reclassified from nonaccretable difference to accretable yield and are accreted into interest income on a level-yield basis over the remaining life of the loan. Decreases in cash flows expected to be collected are recognized as impairment through the provision for loan losses. For acquired loans subject to a loss sharing agreement with the FDIC, the FDIC indemnification asset will be adjusted prospectively in a similar, consistent manner with increases and decreases in expected cash flows.
Certain loans and other real estate acquired in the FDIC-assisted transactions of Decatur First Bank and Security Exchange Bank (collectively referred to as covered assets) are covered by Loss Share Agreements (“Loss Share Agreements”) between the Bank and the FDIC which affords the Bank significant protection against future losses. The Loss Share Agreements continue to be measured on the same basis as the related indemnified loans. Deterioration in credit quality of the loans (recorded as an adjustment to the Allowance for Loan Losses) or declines in the fair value of other real estate owned would immediately increase the basis of the indemnification asset, with the offset recorded as an expense through the Consolidated Statements of Comprehensive Income. Improvements in the credit quality or expected loan cash flows (reflected as an adjustment to yield and accreted into income over the remaining life of the loan) result in a decrease in the fair value of the FDIC indemnification asset, with the decrease being amortized into income over the same period or the life of the Loss Share Agreements, whichever is shorter. Initial fair value accounting incorporates into the fair value of the indemnification asset an element of the time value of money, which is accreted back into income over the life of the Loss Share Agreements.
The Company incurs expenses related to the assets indemnified by the FDIC and pursuant to the loss share agreement certain costs are reimbursable by the FDIC and are included in monthly and quarterly claims made by the Company. The reimbursements are netted against these covered expenses in the income statement.
Loans Held-For-Sale
Loans held-for-sale include the majority of originated residential mortgage loans, certain SBA loans, and a pool of indirect automobile loans. The Company has the ability and intent to sell loans classified as held-for-sale. The SBA and indirect automobile loans held-for-sale are recorded at the lower of cost or market on an aggregate basis. Any loans initially determined to be held-for-sale and later transferred to the held for investment portfolio are transferred at the lower of cost or market. We have elected to account for residential mortgage loans held-for-sale under FASB accounting standards codification 825-10-25 which was previously known as SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” For residential mortgage loans, fair value is determined by outstanding commitments from investors for committed loans and on the basis of current delivery prices in the secondary mortgage market for uncommitted loans, if any. Adjustments to reflect unrealized gains and losses resulting from changes in fair value of residential mortgage loans held-for-sale and realized gains and losses upon ultimate sale of the loans are classified as noninterest income in the Consolidated Statements of Operations. For SBA loans, fair value is determined primarily based on loan performance and available market information. For indirect automobile loans, the fair value is determined based on evaluating the estimated market value of the pool being accumulated for sale based on available market information.
Origination fees and costs for SBA and indirect automobile loans held-for-sale recorded at the lower of cost or fair value are capitalized in the basis of the loan and are included in the calculation of realized gains and losses upon sale. Origination fees and costs are recognized in earnings at the time of origination for residential mortgage loans held-for-sale that are recorded at fair value.
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
Premises and Equipment
Land is stated at cost. Office equipment, furnishings, and buildings, including leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over an estimated useful life of 20 to 39 years for buildings and three to 15 years for furniture and equipment. Leasehold improvements are amortized using the straight-line method over the lease term or estimated useful life, whichever is shorter. Maintenance and repairs and minor replacements are charged to expense when incurred. Gains and losses on routine dispositions are reflected in current operations.
Other Real Estate
Other real estate ("ORE") represents property acquired through foreclosure or deed in lieu of foreclosure in satisfaction of loans. ORE is carried at the lower of cost or fair value less estimated selling costs. Costs to complete houses foreclosed during construction are capitalized. Fair value is determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources and may include an undivided interest in the fair value of other repossessed assets. Any excess of the loan balance at the time of foreclosure or acceptance in satisfaction of loans over the fair value less selling costs of the real estate held as collateral is treated as a loan loss and charged against the allowance for loan losses. On a monthly basis, management reviews appraisals to determine if the current market value has changed since the effective date of the appraisal and adjust the value through other expense as necessary. Generally a new appraisal is received at least annually. Gain or loss on sale and any subsequent adjustments to reflect changes in fair value and selling costs are recorded as a component of income. Based on appraisals, environmental tests, and other evaluations as necessary, superior liens, if any, may be serviced or satisfied and repair or capitalizable expenditures may be incurred in an effort to maximize recoveries. Expenses from ORE operations and any subsequent adjustments to the value are recorded as "Cost of operation of other real estate", a component of non-interest expense.
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
Core Deposit Intangibles ("CDI")
CDI result from the acquisition of other banks and represent the value of long-term deposit relationships acquired in these transactions. CDI, included in other assets, are amortized over the estimated useful lives of the deposit accounts acquired (generally seven to 13 years) on the straight-line method which reasonably approximates the anticipated benefit stream from the accounts. The estimated useful lives are periodically reviewed for reasonableness.
Earnings Per Common Share
Basic earnings per share ("EPS") represents income available to common shareholders divided by the weighted-average number of shares outstanding during the year. Diluted EPS reflects additional shares that would have been outstanding if dilutive potential shares had been issued. Potential shares that may be issued by the Company relate solely to outstanding stock options, restricted stock (non-vested shares), and warrants, and are determined using the treasury stock method. Under the treasury stock method, the number of incremental shares is determined by assuming the issuance of stock for the outstanding stock options and warrants, reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the average market price for the year of the Company's stock.
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
Subsequent Events
The Company has evaluated subsequent events for accounting and disclosure purposes through the date the financial statements are issued.
Recent Accounting Pronouncements
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
In May 2011, the FASB issued ASU No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in Generally Accepted Accounting Principals ("U.S. GAAP") and International Financial Reporting Standards("IFRSs") which result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs by changing the wording used to describe many of the requirements in U.S. GAAP and is generally not intended to result in a change in the application of the requirements. This ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The adoption of this ASU did not have a material impact on the Company’s financial position or statement of income. The Company has made the proper disclosure in these financial statement footnotes.
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
In July 2012, the FASB issued ASU No. 2012-02 “Testing Indefinite-Lived Intangible Assets for Impairment” which permit an entity to consider qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible assets are impaired, then the entity is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The amendments are effective for annual and interim impairment test performed for fiscal years beginning after September 15, 2012. The adoption of this ASU is not expected to have a material effect on the Company’s financial statements.
In October 2012, FASB issued ASU No. 2012-06 "Business Combinations: Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution" addresses the subsequent accounting for an indemnification asset resulting from a government-assisted acquisition of a financial institution. The guidance indicates that when a reporting entity records an indemnification asset as a result of a government-assisted acquisition of a financial institution involving an indemnification agreement, the indemnification asset should be subsequently measured on the same basis as the asset subject to indemnification. Any amortization of changes in value should be limited to any contractual limitations on the amount and the term of the indemnification agreement. The amendments should be applied prospectively to any new indemnification assets acquired and to changes in expected cash flows of existing indemnification assets occurring on or after the date of adoption. Prior periods would not be adjusted. The amendments will be effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.
In February 2013, FASB issued ASU No. 2013-02 "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The amendments address reporting of amounts reclassified out of accumulated other comprehensive income. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments will be effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2. Business Combinations
Generally, acquisitions are accounted for under the acquisition method of accounting in accordance with FASB ASC 805, "Business Combinations". Both the purchased assets and liabilities assumed are recorded at their respective acquisition date fair values. Acquisition-related costs are expensed separately from the acquisition. Restructuring costs that the acquirer expected but was not obligated to incur are expensed separately from the business combination. Determining the fair value of assets and liabilities, especially the loan portfolio and foreclosed real estate, involves significant judgment regarding methods and assumptions used to calculate estimated fair values.
On October 21, 2011, the Bank entered into a purchase and assumption agreement with a loss share arrangement with the FDIC, as receiver of Decatur First Bank (“Decatur First”), to acquire certain assets and assume substantially all of the deposits and certain liabilities in a whole-bank acquisition. The Bank received a cash payment from the FDIC of approximately $9 million to assume the net liabilities. Decatur First operated two branches in Decatur, one branch in Lake Oconee, and one branch in Madison, Georgia.
On June 15, 2012, the Bank entered into a purchase and assumption agreement with a loss share arrangement with the FDIC, as receiver of Security Exchange Bank (“Security Exchange”), to acquire certain assets and assume substantially all of the deposits and certain liabilities in a whole-bank acquisition. The Bank received a cash payment from the FDIC of approximately $15 million to assume the net liabilities. Security Exchange operated two branches in Marietta, Georgia.
The purchased assets and liabilities assumed were recorded at their estimated fair values on the date of acquisition. The estimated fair value of assets acquired, intangible assets and the cash payment received from the FDIC exceeded the estimated fair value of the liabilities assumed, resulting in a pretax gain of $1.5 million for Decatur First recorded in 2011 and a pretax gain of $4.0 million for Security Exchange recorded in 2012. These gains resulted from the discount bid on the assets acquired and the impact of the FDIC loss share agreement. These gains were recorded in other noninterest income on the Consolidated Statements of Comprehensive Income.
Certain loans and other real estate acquired in the FDIC-assisted transactions of Decatur First and Security Exchange (collectively referred to as covered assets) are covered by Loss Share Agreements (“Loss Share Agreements”) between the Bank and the FDIC which affords the Bank significant protection against future losses. Under the Loss Share Agreements, the FDIC has agreed to reimburse us for 80% of all losses incurred in connection with those covered assets for a period of five years for commercial loans and other real estate and with the Loss Share Agreements for Decatur First, the FDIC has agreed to reimburse us for 80% of all losses incurred in connection with those covered assets for a period of 10 years for residential mortgage loans. There were no residential mortgage loans included in the Loss Share Agreement for Security Exchange. New loans made after the date of the transaction are not covered by the provisions of the Loss Share Agreements. The Bank acquired other assets that are not covered by the Loss Share Agreements, including investment securities purchased at fair market value and other assets. The acquired assets and liabilities, as well as adjustments to record the assets and liabilities at fair value, are presented in the following tables.

	For Year Ended December 31, 2012
(in thousands)	As Recorded by FDIC/Security Exchange	Fair Value Adjustments	As Recorded by Fidelity
Assets
Cash and due from banks	$29,717	$—	$29,717
Investment securities	18,579	—	18,579
Loans	64,358	(17,147)	47,211
FDIC indemnification asset	—	25,304	25,304
Core deposit intangible	—	406	406
Covered other real estate	45,594	(22,860)	22,734
Other assets	7,628	(987)	6,641
Total assets acquired	$165,876	$(15,284)	$150,592
Liabilities
Deposits	$146,457	$—	$146,457
Other liabilities	122	1,561	1,683
Total liabilities assumed	$146,579	$1,561	$148,140

	For Year Ended December 31, 2011
(in thousands)	As Recorded by FDIC/Decatur First	Fair Value Adjustments	As Recorded by Fidelity
Assets
Cash and due from banks	$33,676	$—	$33,676
Investment securities	42,724	—	42,724
Loans	94,730	(15,306)	79,424
FDIC indemnification asset	—	12,279	12,279
Core deposit intangible	—	1,002	1,002
Covered other real estate	14,426	(4,961)	9,465
Other assets	3,545	(594)	2,951
Total assets acquired	$189,101	$(7,580)	$181,521
Liabilities
Deposits	$169,927	$—	$169,927
FHLB advances	10,000	302	10,302
Other liabilities	182	177	359
Total liabilities assumed	$180,109	$479	$180,588
From the date of acquisition to December 31, 2012, the revenue contribution of Security Exchange was approximately $1.3 million (Net Interest Income plus Noninterest Income). The pretax net income contribution for the same period was approximately $1.5 million. The revenue and net income figures do not include any adjustments related to the purchase accounting for the acquisition. Proforma comparative revenue for the combined Fidelity Bank and Security Exchange was $170.1 million, $127.2 million, and $111.1 million for the twelve months ended December 31, 2012, 2011 and 2010, respectively. Proforma comparative pretax net income for the combined Fidelity Bank and Security Exchange was $34.8 million, $13.1 million, and $11.4 million for the twelve months ended December 31, 2012, 2011 and 2010, respectively. The reimbursable losses from the FDIC are based on the acquisition book value of the covered assets, the contractual balance of acquired unfunded commitments, and certain future net direct costs incurred in the collection and settlement process. The amount that the Bank realizes on these assets could differ materially from the carrying value that will be reflected in any financial statements, based upon the timing and amount of collections and recoveries on the covered assets in future periods. Because the FDIC will reimburse the Bank for 80% of losses incurred on the covered assets, an indemnification asset (FDIC indemnification asset) was recorded at fair value at the acquisition date. The Loss Share Agreements on the acquisition date reflect the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties. This asset is adjusted quarterly based on additional expected losses and remittances received. The carrying value of the indemnification asset at December 31, 2012 was $20.1 million compared to $12.3 million at December 31, 2011.
The Loss Share Agreements continue to be measured on the same basis as the related indemnified loans. Deterioration in credit quality of the loans (recorded as an adjustment to the Allowance for Loan Losses) or declines in the fair value of ORE would immediately increase the basis of the indemnification asset, with the offset recorded as an expense through the

Consolidated Statements of Comprehensive Income. Improvements in the credit quality or expected loan cash flows (reflected as an adjustment to yield and accreted into income over the remaining life of the loan) result in a decrease in the fair value of the FDIC indemnification asset, with the decrease being amortized into income over the same period or the life of the Loss Share Agreements, whichever is shorter. Initial fair value accounting incorporates into the fair value of the indemnification asset an element of the time value of money, which is accreted back into income over the life of the loss share agreements. A summary of activity for the FDIC indemnification asset for the year ended December 31, 2012 is presented below:

(in thousands)	December 31, 2012
Indemnification Asset
Balance at January 1, 2012	$12,279
Adjustments:
Accretion income, FDIC indemnification asset	702
Additional estimated covered losses	5,226
Loss share remittances	(23,437)
Acquisition of Security Exchange Bank	25,304
Balance at December 31, 2012	$20,074

3. Regulatory Matters
The Board of Governors of the Federal Reserve System (the “FRB”) is the primary regulator of FSC, a bank holding company. The Bank is a state chartered commercial bank subject to Federal and state statutes applicable to banks chartered under the banking laws of the State of Georgia and to banks whose deposits are insured by the FDIC, the Bank’s primary Federal regulator. The Bank is a wholly-owned subsidiary of FSC. The FRB, the FDIC, and the Georgia Department of Banking and Finance (the “GDBF”) have established capital adequacy requirements as a function of their oversight of bank holding companies and state chartered banks. Each bank holding company and each bank must maintain certain minimum capital ratios.
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
The following table sets forth the capital requirements for the Bank under FDIC regulations and the Bank’s capital ratios at December 31, 2012 and 2011.

			FDIC Regulations
	December 31,		Adequately Capitalized	Well Capitalized
Capital Ratios:	2012	2011
Leverage	9.22%	9.08%	4.00%	5.00%
Risk-Based Capital:
Tier 1	10.92%	10.93%	4.00%	6.00%
Total	12.65%	12.73%	8.00%	10.00%

The Company in not subject to the provisions of prompt corrective action. The FRB, as the primary regulator of FSC, has established capital requirements as a function of its oversight of bank holding companies.
The following table depicts FSC’s capital ratios at December 31, 2012 and 2011, in relation to the minimum capital ratios established by the regulations of the FRB:

	December 31, 2012		December 31, 2011
($ in thousands)	Amount	Percent	Amount	Percent
Tier 1 Capital:
Actual	$249,922	12.06%	$215,825	11.85%
Minimum	82,880	4.00%	72,875	4.00%
Excess	$167,042	8.06%	$142,950	7.85%
Total Risk-Based Capital:
Actual	$278,314	13.43%	$249,643	13.70%
Minimum	165,760	8.00%	145,749	8.00%
Excess	$112,554	5.43%	$103,894	5.70%
Tier 1 Capital Leverage Ratio:
Actual		10.18%		9.83%
Minimum		4.00%		4.00%
Excess		6.18%		5.83%
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
The Company’s only restricted core capital elements consist of $65.5 million in trust preferred securities issues and $2.5 million in other identifiable intangibles; therefore, the Rule has a minimal impact on our capital ratios, financial condition, or operating results. The trust preferred securities are eligible for our regulatory Tier 1 capital, with a limit of 25% of the sum of all core capital elements. All amounts exceeding the 25% limit are includable in our regulatory Tier 2 capital.

4. Investment Securities
The primary objective of the Company’s management of the investment portfolio is to maintain a portfolio of high quality, highly liquid investments yielding competitive returns. The Company is required under federal regulations to maintain adequate liquidity to ensure safe and sound operations. We maintain investment balances based on a continuing assessment of cash flows, the level of loan production, current interest rate risk strategies and the assessment of the potential future direction of market interest rate changes. Investment securities differ in terms of default, interest rate, liquidity and expected rate of return risk. The table on the following page summarizes the amortized cost and estimated fair value of available-for-sale investment securities and the related gross unrealized gains and losses at December 31, 2012 and 2011.

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment	Fair Value
Securities available-for-sale at December 31, 2012:
Obligations of U.S. Government corporations and agencies	$10,120	$360	$—	$—	$10,480
Municipal securities	18,316	933	—	—	19,249
Residential mortgage backed securities-agency	120,212	4,462	(36)	—	124,638
Total	$148,648	$5,755	$(36)	$—	$154,367
Securities held-to-maturity at December 31, 2012:
Residential mortgage backed securities-agency	$6,162	$561	$—	$—	$6,723

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment	Fair Value
Securities available-for-sale at December 31, 2011:
Obligations of U.S. Government corporations and agencies	$62,197	$502	$—	$—	$62,699
Municipal securities	19,124	591	—	—	19,715
Residential mortgage backed securities-agency	174,114	4,906	(15)	—	179,005
Total	$255,435	$5,999	$(15)	$—	$261,419
Securities held-to-maturity at December 31, 2011:
Residential mortgage backed securities-agency	$8,876	$786	$—	$—	$9,662
The table below depicts the maturity distribution of investment securities and average yields as of December 31, 2012 and 2011. All amounts are categorized by their expected repricing date. The expected maturities may differ from the contractual maturities of mortgage backed securities because the mortgage holder of the underlying mortgage loans has the right to prepay their mortgage loans without prepayment penalties. The expected maturities may differ from the contractual maturities of callable agencies and municipal securities because the issuer has the right to redeem the callable security at predetermined prices at specified times prior to maturity.

	December 31, 2012			December 31, 2011
($ in thousands)	Amortized Cost	Fair Value	Average(1) Yield	Amortized Cost	Fair Value	Average(1) Yield
Available-for-Sale:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies:
Due in less than one year	$6,385	$6,481	2.80%	$21,000	$21,058	2.10%
Due after one year through five years	1,532	1,592	2.70%	37,975	38,292	1.93%
Due five years through ten years	1,198	1,297	3.01%	1,002	1,036	3.06%
Due after ten years	1,005	1,110	3.46%	2,220	2,313	3.21%
Municipal securities (2)
Due in less than one year	2,900	2,925	6.12%	750	753	6.61%
Due after one year through five years	5,015	5,265	5.24%	11,013	11,302	5.41%
Due five years through ten years	2,789	2,982	5.19%	5,849	6,080	6.29%
Due after ten years	7,612	8,077	6.14%	1,512	1,580	6.99%
Mortgage backed securities-agency
Due in less than one year	846	902	2.90%	22	22	1.14%
Due after one year through five years	109,978	113,888	2.34%	166,085	170,829	2.76%
Due five years through ten years	—	—	—%	8,007	8,154	3.32%
Due after ten years	9,388	9,848	3.78%	—	—	—%
	$148,648	$154,367		$255,435	$261,419
Held-to-Maturity:
Mortgage backed securities-agency
Due in less than one year	$—	$—	—%	$—	$—	—%
Due after one year through five years	6,162	6,723	4.87%	8,876	9,662	4.90%
	$6,162	$6,723		$8,876	$9,662

(1)	Weighted average yields are calculated on the basis of the carrying value of the security.

(2)	Interest income average yield includes the effects of taxable equivalent adjustments of $410,300 in 2012 and $279,000 in 2011.
There were ten securities called during 2012 for a total of $53.5 million. In 2011, eight securities were called for a total of $64.2 million. Thirty-six securities available-for-sale totaling $42.6 million were sold during the year ended December 31, 2012. Proceeds received were $42.9 million for a gross gain of $307,000. Five securities available-for-sale totaling $31.7 million were sold during the year ended December 31, 2011. Proceeds received were $32.8 million for a gross gain of $1.1 million. There were no investments held in trading accounts during 2012 and 2011.
The following table reflects the gross unrealized losses and fair values of investment securities with unrealized losses at December 31, 2012 and 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss and temporarily impaired position.

	12 Months or Less		More Than 12 Months
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale at December 31, 2012:
Obligations of U.S. Government corporations and agencies	$—	$—	$—	$—
Municipal securities	—	—	—	—
Residential Mortgage backed securities-agency	7,428	36	—	—
Total	$7,428	$36	$—	$—
Held-to-Maturity at December 31, 2012:
Residential Mortgage backed securities-agency	$—	$—	$—	$—
Available-for-Sale at December 31, 2011:
Obligations of U.S. Government corporations and agencies	$—	$—	$—	$—
Municipal securities	—	—	—	—
Residential Mortgage backed securities-agency	2,012	15	—	—
Total	$2,012	$15	$—	$—
Held-to-Maturity at December 31, 2011:
Residential Mortgage backed securities-agency	$—	$—	$—	$—
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
There were no investment securities in a continuous unrealized loss position greater than 12 months at December 31, 2012 and December 31, 2011. At December 31, 2012, the Company had unrealized losses of $36,000 related to interest rate fluctuations.
Also, as of December 31, 2012, management does not intend to sell the temporarily impaired security and it is not more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis. Accordingly, as of December 31, 2012, management believes the impairment detailed in the table above is temporary and no impairment loss has been recognized in the Company’s Consolidated Statements of Comprehensive Income.
Investment securities with a carrying value aggregating $141.9 million and $143.7 million at December 31, 2012 and 2011, respectively, were pledged as collateral as shown in the table below.

	December 31,
(in thousands)	2012	2011
Public deposits	$98,731	$101,309
Securities sold under repurchase agreements	15,641	22,093
FHLB advances	27,554	20,284
Total	$141,926	$143,686

5. Loans
Loans outstanding, by class, are summarized on the following page, net of deferred loan fees and expenses of $5.1 million and $2.4 million at December 31, 2012 and 2011, respectively. Non-Covered loans represent existing portfolio loans prior to the Decatur First and Security Exchange FDIC-assisted transactions, loans not covered under FDIC loss share, and additional loans made subsequent to the transactions.

	Non-Covered		Covered
(in thousands)	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Commercial loans	$459,902	$402,086	$49,341	$40,873
SBA loans	120,693	104,686	735	1,695
Total commercial loans	580,595	506,772	50,076	42,568
Construction	76,304	80,762	13,620	16,948
Indirect loans	930,232	836,845	—	—
Installment loans	17,989	19,465	785	865
Total consumer loans	948,221	856,310	785	865
First mortgage loans	34,611	45,810	3,174	4,502
Second mortgage loans	60,412	59,101	9,233	10,233
Total mortgage loans	95,023	104,911	12,407	14,735
Total loans	$1,700,143	$1,548,755	$76,888	$75,116
Loans held-for-sale at December 31, 2012 and 2011, totaled $304.1 million and $133.8 million, respectively, and are shown in the table below.

	December 31,
(in thousands)	2012	2011
SBA loans	$20,986	$12,942
Real estate—mortgage—residential (1)	253,108	90,907
Consumer installment loans	30,000	30,000
Total	$304,094	$133,849

(1)
Mortgage loans held-for-sale has increased by $162.2 million since December 31, 2011. During this period, the Bank expanded its footprint in Georgia and Virginia by opening 7 new mortgage loan production offices and adding 32 new mortgage loan officers and 78 mortgage loan support employees. Total funded production was $2.2 billion for 2012.

A summary of changes in the loans held-for-sale are presented in the following table.

	For The Year Ended December 31, 2012
(in thousands)	SBA loans	Mortgage	Consumer
Beginning balance	$12,942	$90,907	$30,000
Acquisitions	—	—	—
Originations	77,161	2,214,614	220,826
Sales	(69,117)	(2,052,413)	(220,826)
Ending Balance	$20,986	$253,108	$30,000

	For The Year Ended December 31, 2011
(in thousands)	SBA loans	Mortgage	Consumer
Beginning balance	$24,869	$155,029	$30,000
Acquisitions	—	—	—
Originations	69,718	1,160,151	140,107
Sales	(81,645)	(1,224,273)	(140,107)
Ending Balance	$12,942	$90,907	$30,000

The Bank was servicing for others 22,409, 16,454 and 16,037 indirect automobile loans on December 31, 2012, 2011, and 2010 respectively, totaling $318 million, $206 million, and $172 million respectively. The Bank had $221 million, $140 million and $63 million in indirect automobile loan sales for December 31, 2012, 2011, and 2010, respectively. The Bank was also servicing 266 SBA loan sales or participations totaling $210 million at December 31, 2012, 254 SBA loan sales or participations totaling $172 million at December 31, 2011 and 172 SBA loan sales or participations totaling $105 million at December 31, 2010. The Bank was also servicing 11,967 residential mortgage loans for a total of $2.6 billion at December 31, 2012, compared to 6,071 serviced for $1.3 billion at December 31, 2011 and 2,349 serviced for $523 million at December 31, 2010.
Presented in the following table are loans that were pledged to the FHLB of Atlanta as collateral for borrowing.

	December 31,
(in thousands)	2012	2011
Commercial real estate loans	$106,611	$85,670
Home equity lines of credit	52,449	53,247
Residential 1-4 family first mortgage loans	20,444	35,607
Multi-family first mortgage loans	—	1,065
Total	$179,504	$175,589
Approximately $335 million and $349 million in indirect automobile loans were pledged to the FRB at December 31, 2012 and 2011, respectively, as collateral for potential Discount Window borrowings.
Loans in nonaccrual status totaled approximately $82 million, $67 million, and $77 million at December 31, 2012, 2011, and 2010, respectively. The average recorded investment in impaired loans during 2012, 2011, and 2010 was approximately $88 million, $94 million, and $89 million, respectively. If such impaired loans had been on a full accrual basis, interest income on these loans would have been approximately $4.3 million, $4.9 million, and $5.2 million, in 2012, 2011, and 2010, respectively. Year end nonaccrual loans, segregated by class of loans, are described in the table below.

	Non-Covered		Covered
(in thousands)	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Commercial loans	$21,032	$5,562	$10,525	$3,565
SBA loans	19,081	16,857	—	—
Total commercial loans	40,113	22,419	10,525	3,565
Construction	9,708	32,335	11,381	2,123
Indirect loans	2,174	1,094	—	—
Installment loans	476	508	659	63
Total consumer loans	2,650	1,602	659	63
First mortgage loans	3,222	3,158	1,388	521
Second mortgage loans	2,020	899	223	—
Total mortgage loans	5,242	4,057	1,611	521
Loans*	$57,713	$60,413	$24,176	$6,272
  * Approximately $42 million and $55 million in Non-Covered loan balances were past due 90 days or more at December 31, 2012 and December 31, 2011, respectively.
Loans delinquent 30-89 days and troubled debt restructured and accruing interest, segregated by class of loans at December 31, 2012 and 2011, were as follows.

	December 31, 2012		December 31, 2011
(in thousands)	Accruing Delinquent 30-89 Days	Troubled Debt Restructured Loans Accruing	Accruing Delinquent 30-89 Days	Troubled Debt Restructured Loans Accruing
Commercial loans	$8,817	$6,571	$9,048	$6,450
SBA loans	523	2,888	849	—
Construction loans	1,603	7,419	2,498	932
Indirect loans	2,437	2,729	2,697	3,008
Installment loans	407	9	445	20
First mortgage loans	1,421	286	2,835	203
Second mortgage loans	944	—	507	—
Total	$16,152	$19,902	$18,879	$10,613
Troubled Debt Restructurings (“TDRs”), as measured under ASC Topic 310, are loans in which the borrower is experiencing financial difficulty and the Company has granted an economic concession to the borrower. Prior to modifying a borrower’s loan terms, the Company performs an evaluation of the borrower’s financial condition and ability to service under the potential modified loan terms. The types of concessions granted are generally interest rate reductions or term extensions. If a loan is accruing at the time of modification, the loan remains on accrual status and is subject to the Company’s charge-off and nonaccrual policies. If a loan is on nonaccrual before it is determined to be a TDR then the loan remains on nonaccrual. TDRs may be returned to accrual status if there has been at least a six month sustained period of repayment performance by the borrower. Interest income recognition on impaired loans is dependent upon nonaccrual status.
During the periods ended December 31, 2012 and 2011, certain loans were modified resulting in TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following table presents loans by class which were modified as TDRs that occurred during the three months and year ended December 31, 2012 and 2011, along with the type of modification.

	Troubled Debt Restructured During the Quarter Ended December 31, 2012		Troubled Debt Restructured During the Year Ended December 31, 2012
(in thousands)	Interest Rate	Term	Interest Rate	Term
Commercial loans	$—	$1,873	$507	$1,873
SBA loans	—	—	—	5,647
Construction loans	—	—	8,220	195
Indirect loans	—	—	—	3,164
Installment loans	—	—	—	—
First mortgage loans	—		—	476
Second mortgage loans	—	140	—	140
Total	$—	$2,013	$8,727	$11,495

	Troubled Debt Restructured During the Quarter Ended December 31, 2011		Troubled Debt Restructured During the Year Ended December 31, 2011
(in thousands)	Interest Rate	Term	Interest Rate	Term
Commercial loans	$200	$1,524	$3,296	$6,250
SBA loans	—	—	—	2,849
Construction loans	1,148	—	1,218	—
Indirect loans	—	546	—	3,164
Installment loans	—	—	—	20
First mortgage loans	—	392	—	701
Second mortgage loans	—	—	—	—
Total	$1,348	$2,462	$4,514	$12,984
The following table presents the amount of loans which were restructured in the previous twelve months and which defaulted within each period.

	Troubled Debt Restructured During the Year Ended December 31, 2012 and Defaulting During
(in thousands)	Three Months Ended December 31, 2012	Year Ended December 31, 2012
Commercial loans	$302	$2,089
SBA loans	2,354	5,523
Construction loans	—	722
Indirect loans	303	542
Installment loans	—	—
First mortgage loans	186	184
Second mortgage loans	—	—
Total	$3,145	$9,060
Note: A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.
The Company had TDRs with a balance of $36.0 million and $23.6 million at December 31, 2012 and December 31, 2011, respectively. There were charge-offs of TDR loans of $65,500 and $728,000 for the quarter ended December 31, 2012 and the year ended December 31, 2012, respectively. There were charge-offs of TDR loans of $2.3 million and $6.2 million for the quarter ended December 31, 2011 and the year ended December 31, 2011, respectively. The Company is not committed to lend additional amounts as of December 31, 2012 and December 31, 2011 to customers with outstanding loans that are classified as TDRs. Charge-offs on such loans are factored into the rolling historical loss rate, which is used in the calculation of the allowance for loan losses.
There were no loans greater than 90 days delinquent and still accruing at December 31, 2012. There were $116,000 in loans greater than 90 days delinquent and still accruing at December 31, 2011.
A summary of changes in the allowance for loan losses for the covered loan and non-covered loan portfolios for the year ended ended December 31, 2012 is presented on the following page. The allowance for loan losses on the loan portfolio includes $2.2 million related to the Company's acquired covered portfolio at December 31, 2012.

	Year Ended December 31, 2012
(in thousands)	Non-Covered Loans	Covered Loans	Total
Balance, beginning of period	$27,956	$—	$27,956
Provision for loan losses before benefit attributable to FDIC loss share agreements	12,066	5,917	17,983
Benefits attributable to FDIC loss share agreements	—	(4,563)	(4,563)
Net provision for loan losses	12,066	1,354	13,420
Increase in FDIC loss share receivable	—	4,563	4,563
Write-off to transfer to ORE	—	(1,615)	(1,615)
Loans charged-off	(10,145)	(2,158)	(12,303)
Recoveries	1,953	8	1,961
Balance, end of period	$31,830	$2,152	$33,982
A summary of changes in the allowance for loan losses for non-covered loans, by loan portfolio type, for the periods ended December 31, 2012 and 2011 follow below.

	Three Months Ended December 31, 2012
(in thousands)	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
Beginning balance	$12,359	$7,036	$5,560	$2,780	$1,058	$28,793
Charge-offs	(746)	(320)	(1,277)	(307)	—	(2,650)
Recoveries	54	398	285	2	—	739
Net Charge-offs	(692)	78	(992)	(305)	—	(1,911)
Provision for loan losses	2,298	464	1,567	647	(28)	4,948
Ending Balance	$13,965	$7,578	$6,135	$3,122	$1,030	$31,830

	Year Ended December 31, 2012
(in thousands)	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
Beginning balance	$9,183	$8,262	$6,040	$2,535	$1,936	$27,956
Charge-offs	(1,606)	(3,476)	(4,410)	(653)	—	(10,145)
Recoveries	61	678	1,193	21	—	1,953
Net Charge-offs	(1,545)	(2,798)	(3,217)	(632)	—	(8,192)
Provision for loan losses	6,327	2,114	3,312	1,219	(906)	12,066
Ending Balance	$13,965	$7,578	$6,135	$3,122	$1,030	$31,830

	Three Months Ended December 31, 2011
(in thousands)	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
Beginning balance	$8,323	$9,604	$7,281	$2,718	$1,455	$29,381
Charge-offs	(1,112)	(3,790)	(2,352)	(73)	—	(7,327)
Recoveries	1	377	223	1	—	602
Net Charge-offs	(1,111)	(3,413)	(2,129)	(72)	—	(6,725)
Provision for loan losses	1,971	2,071	888	(111)	481	5,300
Ending Balance	$9,183	$8,262	$6,040	$2,535	$1,936	$27,956

	Year Ended December 31, 2011
(in thousands)	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
Beginning balance	$7,532	$9,286	$7,598	$2,570	$1,096	$28,082
Charge-offs	(2,090)	(13,494)	(5,638)	(804)	—	(22,026)
Recoveries	86	596	849	44	—	1,575
Net Charge-offs	(2,004)	(12,898)	(4,789)	(760)	—	(20,451)
Provision for loan losses	3,655	11,874	3,231	725	840	20,325
Ending Balance	$9,183	$8,262	$6,040	$2,535	$1,936	$27,956

	Three Months Ended December 31, 2010
(in thousands)	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
Beginning balance	$6,657	$10,470	$8,448	$1,546	$1,172	$28,293
Charge-offs	(799)	(4,745)	(1,623)	(390)	—	(7,557)
Recoveries	5	155	207	4	—	371
Net Charge-offs	(794)	(4,590)	(1,416)	(386)	—	(7,186)
Provision for loan losses	1,669	3,406	566	1,410	(76)	6,975
Ending Balance	$7,532	$9,286	$7,598	$2,570	$1,096	$28,082

	Year Ended December 31, 2010
(in thousands)	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
Beginning balance	$5,468	$11,436	$10,772	$1,093	$1,303	$30,072
Charge-offs	(1,264)	(11,274)	(7,086)	(656)	—	(20,280)
Recoveries	28	361	768	8	—	1,165
Net Charge-offs	(1,236)	(10,913)	(6,318)	(648)	—	(19,115)
Provision for loan losses	3,300	8,763	3,144	2,125	(207)	17,125
Ending Balance	$7,532	$9,286	$7,598	$2,570	$1,096	$28,082
The following table presents, by portfolio segment, the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans and leases as of December 31, 2012 and 2011. The total of allowance for loan losses are exclusive of covered loans:

	December 31, 2012
(in thousands)	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
Individually evaluated for impairment	$4,100	$2,426	$325	$1,534	$—	$8,385
Collectively evaluated for impairment	9,865	5,152	5,810	1,588	1,030	23,445
Total allowance for loan losses	$13,965	$7,578	$6,135	$3,122	$1,030	$31,830
Individually evaluated for impairment	$57,291	$17,127	$3,706	$5,623		$83,747
Collectively evaluated for impairment	520,421	59,176	942,394	88,956		1,610,947
Acquired with deteriorated credit quality	52,959	13,621	2,906	12,851		82,337
Total loans	$630,671	$89,924	$949,006	$107,430		$1,777,031

	December 31, 2011
(in thousands)	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
Individually evaluated for impairment	$1,049	$3,481	$220	$1,054	$—	$5,804
Collectively evaluated for impairment	8,134	4,781	5,820	1,481	1,936	22,152
Total allowance for loan losses	$9,183	$8,262	$6,040	$2,535	$1,936	$27,956
Individually evaluated for impairment	$40,615	$39,911	$4,066	$4,057		$88,649
Collectively evaluated for impairment	468,739	49,982	850,994	88,025		1,457,740
Acquired with deteriorated credit quality	$39,986	$7,817	$2,115	$27,564		$77,482
Total loans	$549,340	$97,710	$857,175	$119,646		$1,623,871
Impaired loans are evaluated based on the present value of expected future cash flows discounted at the loan’s original effective interest rate, or at the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. Impaired loans are specifically reviewed loans for which it is probable that the Bank will be unable to collect all amounts due according to the terms of the loan agreement. A specific valuation allowance is required to the extent that the estimated value of an impaired loan is less than the recorded investment. FASB ASC 310-10-35, formerly known as SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” does not apply to large groups of smaller balance, homogeneous loans, such as consumer installment loans, and which are collectively evaluated for impairment. Smaller balance commercial loans are also excluded from the application of the statement. Interest on impaired loans is reported on the cash basis as received when the full recovery of principal and interest is anticipated, or after full principal and interest has been recovered when collection of interest is in question. Impaired loans by class for 2012 and 2011 are shown below.

	December 31, 2012			December 31, 2011
(in thousands)	Unpaid Principal	Amortized (1) Cost	Related Allowance	Unpaid Principal	Amortized (1) Cost	Related Allowance
Impaired Loans with Allowance
Commercial loans	$18,581	$18,398	$3,869	$8,726	$8,721	$860
SBA loans	6,968	5,516	231	5,916	2,798	189
Construction loans	20,532	15,484	2,426	54,967	37,399	3,481
Indirect loans	3,514	3,230	140	3,526	3,526	147
Installment loans	1,617	413	185	209	210	73
First mortgage loans	2,662	2,661	812	3,050	2,870	540
Second mortgage loans	834	775	722	927	837	514
Loans	$54,708	$46,477	$8,385	$77,321	$56,361	$5,804

	December 31, 2012			December 31, 2011
(in thousands)	Unpaid Principal	Amortized (1) Cost	Related Allowance	Unpaid Principal	Amortized (1) Cost	Related Allowance
Impaired Loans with No Allowance
Commercial loans	$14,234	$13,483	$—	$11,064	$11,024	$—
SBA loans	22,906	19,894	—	19,155	18,072	—
Construction loans	2,967	1,643	—	6,951	2,512	—
Indirect loans	—	—	—	—	—	—
Installment loans	78	63	—	1,534	330	—
First mortgage loans	847	848	—	343	288	—
Second mortgage loans	1,363	1,339	—	63	62	—
Loans	$42,395	$37,270	$—	$39,110	$32,288	$—
 (1) Amortized cost reflects charge-offs that have been recognized plus other amounts that have been applied to reduce net book balance.
The average impaired loans and interest income recognized for the years ended December 31, 2012, 2011 and 2010 are summarized below.

	Year Ended December 31, 2012			Year Ended December 31, 2011
(in thousands)	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash Basis Interest Income Recognized on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash Basis Interest Income Recognized on Impaired Loans
Commercial loans	$28,734	$627	$—	$16,973	$70	$—
SBA loans	23,162	844	10	19,497	996	—
Construction loans	27,152	182	—	52,307	373	—
Indirect loans	3,097	119	—	767	76	—
Installment loans	495	121	—	883	60	—
First mortgage loans	3,661	27	—	2,996	58	—
Second mortgage loans	1,746	52	—	763	—	—
Total	$88,047	$1,972	$10	$94,186	$1,633	$—

	Year Ended December 31, 2010
(in thousands)	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash Basis Interest Income Recognized on Impaired Loans
Commercial loans	$4,112	$198	$—
SBA loans	13,835	927	—
Construction loans	66,734	251	—
Indirect loans	677	73	—
Installment loans	1,105	82	—
First mortgage loans	2,608	28	—
Second mortgage loans	419	—	—
Total	$89,490	$1,559	$—

The Bank uses an asset quality ratings system to assign a numeric indicator of the credit quality and level of existing credit risk inherent in a loan. These ratings are adjusted periodically as the Bank becomes aware of changes in the credit quality of the underlying loans. The following are definitions of the asset ratings.

•
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

•	Rating #2 (Good Quality) – A “2” rated loan represents a good business risk with relatively little credit risk apparent.

•	Rating #3 (Average Quality) – A “3” rated loan represents an average business risk and credit risk within normal credit standards.

•
Rating #4 (Acceptable Quality) – A “4” rated loan represents acceptable business and credit risks. However, the risk exceeds normal credit standards. Weaknesses exist and are considered offset by other factors such as management, collateral or guarantors.

•
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

•
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

•
Rating #7 (Doubtful Assets) – Doubtful Assets have all the weaknesses inherent in one classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

•
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

The table below shows the weighted average asset rating by class as of December 31, 2012 and 2011.

	Weighted Average Asset Rating December 31,
	2012	2011
Commercial loans	3.97	3.87
SBA loans	4.38	4.37
Construction loans	5.01	4.96
Indirect loans	3.02	3.01
Installment loans	3.75	3.53
First mortgage loans	3.11	3.09
Second mortgage loans	3.39	3.18
The Bank uses FICO scoring to help evaluate the likelihood borrowers will pay their credit obligations as agreed. The weighted-average FICO score for the indirect loan portfolio, included in consumer installment loans, was 735 and 742 at December 31, 2012 and 2011, respectively.
The Bank has loans outstanding to various executive officers, directors, and their related interests. Management believes that all of these loans were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other customers, and did not involve more than normal risks. The following is a summary of activity for the past two years for such loans.

(in thousands)	2012	2011
Balance at the beginning of the year	$4,086	$4,033
Additions:
New loans	—	390
Less – Loan repayments	1,783	337
Balance at the end of the year	$2,303	$4,086

Purchased Credit Impaired ("PCI") Loans:
The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans follows.

(in thousands)	2012	2011
Commercial	$52,959	$39,986
Construction	13,621	7,817
Mortgage	12,851	27,564
Consumer	2,906	2,115
Outstanding Balance	$82,337	$77,482
Accretable yield, or income expected to be collected, is as follows.

(in thousands)	2012	2011
Balance at January 1	$16,059	$—
New loans purchased	10,295	17,354
Accretion of income	(5,546)	(1,295)
Reclassification of nonaccretable difference	—	—
Disposals	(676)	—
Balance at December 31	$20,132	$16,059
For those PCI loans disclosed above, the Company increased the allowance for loan losses by $2.1 million for 2012 and none during 2011. No allowances for loan losses were reversed during 2012 and 2011.
PCI loans purchased during the years ending December 31, 2012 and 2011 for which it was probable at acquisition that all contractually required payments would not be collected follows.

(in thousands)	2012	2011
Contractually required payments receivable of loans purchased during the year:
Commercial	$44,800	$65,287
Construction	11,678	26,095
Mortgage	4,545	19,040
Consumer	1,036	2,978
Balance at December 31	$62,059	$113,400

Cash flows expected to be collected at acquisition	$57,448	$97,304
Fair value of acquired loans at acquisition	$47,211	$79,945

6. Other Real Estate and Property Acquired in Settlement of Loans
ORE represents properties acquired through foreclosure or deed in lieu thereof. The property is classified as held for sale. The property is initially carried at fair value based on recent appraisals, less estimated costs to sell. Declines in the fair value of properties included in ORE below carrying value are recognized by a charge to income.
Total ORE and foreclosed assets increased $9.2 million from $31.9 million at December 31, 2011, to $41.1 million at December 31, 2012, which represents 33.1% of total nonperforming assets. At December 31, 2011, ORE and foreclosed assets represented 32.4% of total nonperforming assets.
The following table summarizes real estate acquired in settlement of loans and personal property acquired in settlement of loans, the latter of which is included within the other assets financial statement line item on the Consolidated Balance Sheet at the dates indicated.

	December 31,
(in thousands)	2012	2011
Real estate acquired in settlement of loans	$39,756	$30,526
Personal property acquired in settlement of loans	1,354	1,423
Total property acquired in settlement of loans	$41,110	$31,949

The following table summarizes the changes in real estate acquired in settlement of loans at the periods indicated.

	For the Twelve Months Ended
	December 31,
(in thousands)	2012	2011
Real estate acquired in settlement of loans, beginning of the period	$30,526	$20,525
Plus: New real estate acquired in settlement of loans	19,889	20,623
Plus: Real estate acquired in FDIC assisted acquisitions	22,734	9,465
Less: Sales of real estate acquired in settlement of loans	(28,680)	(15,299)
Less: Write-downs on other real estate	(4,713)	(4,788)
Real estate acquired in settlement of loans, end of period	$39,756	$30,526
There were write-downs totaling $4.7 million in 2012, $4.8 million in 2011, and $4.2 million in 2010 on ORE recorded in other operating expenses. There were proceeds from sales of $33.0 million, $15.9 million, and $14.1 million from ORE by the Company in 2012, 2011, and 2010, respectively, resulting in net gains on sales of $3.5 million, $851,000 and $727,000 in 2012, 2011, and 2010, respectively.
ORE consisted of the following:

	Non-Covered		Covered
	December 31,		December 31,
(in thousands)	2012	2011	2012	2011
Commercial	$7,959	$8,559	$7,912	$2,653
Residential	2,719	5,000	4,905	4,571
Lots	18,345	14,968	6,090	2,244
Gross other real estate	29,023	28,527	18,907	9,468
Valuation allowance	(6,864)	(7,469)	(1,310)	—
Total real estate owned	$22,159	$21,058	$17,597	$9,468
Gains on sales and capitalized costs related to ORE are summarized below:

	For the Years Ended December 31,
(in thousands)	2012	2011	2010
Net gains on sales of real estate owned	$3,521	$851	$727
Capitalized costs of real estate owned	$—	$36	$395

7. Premises and Equipment
Premises and equipment are summarized as follows:

	December 31,
(in thousands)	2012	2011
Land	$6,864	$4,816
Buildings and improvements	31,684	27,347
Furniture and equipment	25,250	21,158
Subtotal	63,798	53,321
Less accumulated depreciation and amortization	(26,129)	(24,412)
Premises and equipment, net	$37,669	$28,909
Depreciation and amortization expense totaled $2.6 million, $2.1 million, and $1.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

8. Deposits
Traditional deposit accounts have historically been the primary source of funds for the Company and a competitive strength. Traditional deposit accounts also provide a customer base for the sale of additional financial products and services and fee income through service charges. Deposits are attractive sources of funding because of their stability and generally low cost as compared with other funding sources.
The following table summarizes deposit composition at the dates indicated.

	December 31, 2012		December 31, 2011
($ in thousands)	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand deposits	$381,846	18.46%	$269,590	14.40%
Interest-bearing deposits:
Demand and money market	638,582	30.88%	526,962	28.16%
Savings	329,223	15.92%	389,246	20.80%
Time deposits, $100,000 and over	346,743	16.77%	329,164	17.59%
Other time deposits	314,675	15.22%	337,350	18.03%
Brokered deposits	56,942	2.75%	19,204	1.02%
Total deposits	$2,068,011	100.00%	$1,871,516	100.00%
Included in demand and money market deposits were NOW accounts totaling approximately $89.7 million and $91.7 million, at December 31, 2012 and 2011, respectively.
Interest expense on time deposits of $100,000 or more was approximately $4.1 million, $4.5 million, and $4.5 million for the years ended December 31, 2012, 2011, and 2010, respectively.
At December 31, 2012, the aggregate amount of maturities of all time deposits (deposits with stated maturities, consisting primarily of certificates of deposit and IRAs) were as follows.

	December 31, 2012
(in thousands)	Time Deposits $100,000 And Greater	Time Deposits Less Than $100,000	Brokered Deposits	Total Time Deposits
Maturity:
2013	$193,432	$184,678	$47,738	$425,848
2014	55,672	56,324	5,000	116,996
2015	45,304	31,105	1,764	78,173
2016	43,883	32,858	2,440	79,181
2017	8,352	9,508	—	17,860
Thereafter	100	202	—	302
Total time deposits	$346,743	$314,675	$56,942	$718,360
Brokered deposits obtained through investment banking firms under master certificates totaled $56.9 million, $19.2 million, and $62.5 million as of December 31, 2012, 2011, and 2010, respectively. Brokered deposits outstanding at December 31, 2012, were acquired in 2009 and 2012 and had original maturities of five to 84 months. Brokered deposits outstanding at December 31, 2011, were acquired in 2009 and had original maturities of 24 to 84 months. The weighted average cost of brokered deposits at December 31, 2012, 2011, and 2010, was 0.91%, 2.63%, and 3.45%, respectively, and related interest expense totaled $439,000, $1.2 million, and $3.6 million during 2012, 2011, and 2010, respectively.

9. Short-Term Borrowings
The following schedule details the Company's FHLB borrowings and other short-term indebtedness at December 31, 2012 and 2011:

	For the Year Ended December 31,
(in thousands)	2012	2011
Repurchase agreements	$12,160	$18,581
FHLB short-term borrowings:
New FHLB short-term borrowings	36,000	34,500
Long-term FHLB borrowings maturing in less than one year (1)	52,500	—
Federal Funds Purchased	25,000	—
Total short-term borrowings	$125,660	$53,081
(1) FHLB borrowings maturing in less than one year are transferred from long-term debt to short-term debt on the Balance Sheet.

Short-term debt is summarized on the following page.

	For the Year Ended December 31,
($ in thousands)	2012	2011
Overnight repurchase agreements primarily with commercial customers at an average rate of 0.21% at December 31, 2012 and 2011	$12,160	$18,581
FHLB Daily Rate Credit Advance with variable interest at 0.42% maturing April 30, 2013	36,000	—
FHLB Fixed Rate Credit Advance with interest at 0.14% maturing January 3, 2012	—	12,000
FHLB Fixed Rate Credit Advance with interest at 3.29% and a maturity date of March 12, 2012	—	5,000
FHLB Convertible Advance with interest at 3.24% maturing April 2, 2012	—	2,500
FHLB Fixed Rate Credit Advance with interest at 2.56% maturing April 13, 2012	—	15,000
FHLB four year Fixed Rate Credit Advance with interest at 2.90% maturing March 11, 2013	15,000	—
FHLB five year European Convertible Advance with interest at 2.395% maturing March 12, 2013, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of two years	5,000	—
FHLB five year European Convertible Advance with interest at 2.79% maturing March 12, 2013, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of three years	5,000	—
FHLB five year European Convertible Advance with interest at 2.40% maturing April 3, 2013, with a one-time FHLB conversion option to reprice to a three-month LIBOR-based floating rate at the end of two years	2,500	—
FHLB three year Fixed Rate Advance with interest at 1.76% maturing July 16, 2013.	25,000	—
Overnight federal funds purchased at an average rate of 0.23% at December 31, 2012	25,000	—
Total short-term borrowings	$125,660	$53,081
Short-term borrowings mature either overnight or have a remaining fixed maturity not to exceed one year. Overnight repurchase agreements consist primarily of balances in the transaction accounts of commercial customers swept nightly to an overnight investment account. All short-term repurchase agreements are collateralized with investment securities having a market value equal to or greater than the balance borrowed. Term fixed rate advances with the FHLB are collateralized with pledged qualifying real estate loans or investment securities. A daily rate line of credit advance with the FHLB is a line collateralized with pledged qualifying real estate loans of investment securities which may be increased or decreased daily and may be drawn on to the extent of available pledged collateral. It reprices daily and bears a rate slightly higher than that of overnight Federal funds.
At December 31, 2012 and 2011, the Company had a line of credit with the FHLB, set to a percentage of total assets, to borrow up to a maximum of approximately $495 million and $223 million, respectively, subject to available qualifying pledged collateral. At December 31, 2012 and 2011, the Company had a contingent line of credit collateralized with consumer loans with the FRB Discount Window. In addition, the Company had an unused term repurchase line available with another financial institution at December 31, 2012 and 2011, the borrowing amount is dependent upon the market value of securities available to transfer and the agreed upon Buyer’s Margin Amount, as defined in the repurchase line. The Company had securities with an aggregate market value of zero and $3.2 million available under the repurchase line at December 31, 2012 and 2011, respectively. Additionally, the Company had approximately $87 million and $62 million, respectively, in total unsecured Federal funds lines available with various financial institutions as of December 31, 2012 and 2011. The weighted average rate on short-term borrowings outstanding at December 31, 2012, 2011, and 2010, was 1.22%, 1.30% and 2.17%, respectively.
The FHLB has a Blanket Floating Lien on most real estate related collateral owned by the Company; however, only a portion of loans in these categories receive value from which the Company may borrow.  Additionally, eligible collateral is discounted at varying levels with residential real estate loans receiving the highest valuation and commercial real estate loans the lowest.  Because of the Company's business model, the Company generally sells residential mortgage loans and retains commercial real estate loans resulting in lower overall lendable collateral value from the FHLB.

10. Subordinated Debt and Other Long-Term Debt
Subordinated Debt and Other Long-term Debt are summarized as follows:

	For the Year Ended December 31,
(in thousands)	2012	2011
Subordinated Debt:
Fixed rate 30-year capital pass-through securities with interest at 10.88%, payable semi-annually, redeemable in whole or part on or after March 8, 2010, at a declining redemption price ranging from 105.44% to 100% through March 8, 2020	$10,825	$10,825
Fixed rate 30-year trust preferred securities with interest at 11.05%, payable semi-annually, redeemable in whole or part on or after July 19, 2010, at a declining redemption price ranging from 105.52% to 100% through July 19, 2019	10,309	10,309
Floating rate 30-year capital securities with interest adjusted quarterly at three-month LIBOR plus 3.10%, with a rate at December 31, 2012 and 2011, of 3.41% and 3.67%, respectively, with interest payable quarterly, redeemable in whole or part on or after June 26, 2008, at a redemption price of 100%	15,464	15,464
Floating rate 30-year capital securities with interest adjusted quarterly at three-month LIBOR plus 1.89%, with a rate at December 31, 2012 and 2011, of 2.20% and 2.45%, respectively, with interest payable quarterly, redeemable in whole or part on or after March 17, 2010, at a redemption price of 100%	10,310	10,310
Floating rate 30-year capital securities was interest fixed at 6.62% until September 15, 2012, when the interest rate became variable and adjusted quarterly at three-month LIBOR plus 1.40%, with rate at December 31, 2012 of 1.71%, with interest payable quarterly, redeemable in whole or part on or after September 15, 2012, at a redemption price of 100%	20,619	20,619
Subordinated debt	$67,527	$67,527

	For the Year Ended December 31,
(in thousands)	2012	2011
Long-Term Debt:
FHLB three year Fixed Rate Advance maturing July 16, 2013.	$—	$25,000
FHLB five year European Convertible Advance maturing March 12, 2013.	—	5,000
FHLB five year European Convertible Advance maturing March 12, 2013.	—	5,000
FHLB five year European Convertible Advance maturing April 3, 2013.	—	2,500
FHLB four year Fixed Rate Credit Advance maturing March 11, 2013.	—	15,000
Long-term debt	$—	$52,500
Subordinated debt and other long-term debt note maturities as of December 31, 2012, are summarized as follows.

(in thousands)	Amount
2013	$—
2014	—
2015	—
2016	—
2017	—
Thereafter	67,527
Total	$67,527
The Company has five business trust subsidiaries that are variable interest entities, FNC Capital Trust I (“FNCCTI”), Fidelity National Capital Trust I (“FidNCTI”), Fidelity Southern Statutory Trust I (“FSSTI”), Fidelity Southern Statutory Trust II (“FSSTII”) and Fidelity Southern Statutory Trust III (“FSSTIII”) (collectively, the “Trust Subsidiaries”). During 2000, FNCCTI and FidNCTI and during 2003, 2005, and 2007 FSSTI, FSSTII, and FSSTIII, respectively, issued common securities, all of which were purchased and are held by the Company, totaling $2.0 million and are classified by the Company as other assets and trust preferred securities totaling $67.5 million classified as subordinated debt, which were sold to investors, with 30-year maturities. In addition, the $2.0 million borrowed from the business trust subsidiaries to purchase their respective common securities is classified as subordinated debt. The trust preferred securities are callable by the business trust subsidiaries on or after defined periods. The trust preferred security holders may only terminate the business trusts under defined circumstances such as default, dissolution, or bankruptcy. The trust preferred security holders and other creditors, if any, of each business trust have no recourse to the Company and may only look to the assets of each business trust to satisfy all debts and obligations.
The only assets of the Trust Subsidiaries are subordinated debentures of the Company, which were purchased with the proceeds from the issuance of the common and preferred securities. FNCCTI and FidNCTI have fixed interest rates of 10.88% and 11.05%, respectively, while FSSTI and FSSTII have current interest rates of 3.41% and 2.20%, respectively, and reprice quarterly at interest rates set at 3.10% and 1.89%, respectively, over three-month LIBOR. FSSTIII currently had a fixed rate of 6.62% until

September 15, 2012, when it became adjustable and had an interest rate of 1.71% at December 31, 2012 and will reprice quarterly at 1.40% over three-month LIBOR. The Company makes semi-annual interest payments on the subordinated debentures to FNCCTI and FidNCTI and quarterly interest payments to FSSTI, FSSTII, and FSSTIII which use these payments to pay dividends on the common and preferred securities. The trust preferred securities are eligible for regulatory Tier 1 capital, with a limit of 25% of the sum of all core capital elements. All amounts exceeding the 25% limit are includable in regulatory Tier 2 capital in the aggregate amount of 50% of the sum of all core capital elements (see Note 2 – “Regulatory Matters”).
The equity investments in the subsidiaries created to issue the obligations, the obligations themselves, and related dividend income and interest expense are reported on a deconsolidated basis in accordance with the consolidation guidance in ASC 810-10-15 with the investments in the amount of $2.0 million reported as other assets and dividends included as other noninterest income. The obligations, including the amount related to the equity investments, in the amount of $67.5 million are reported as subordinated debt, with related interest expense reported as interest on subordinated debt.
In November 2007, the Company entered into a $25.0 million three year FHLB European Convertible Advance collateralized with pledged qualifying real estate loans and maturing November 5, 2010. The advance bears interest at 4.06% with a one-time FHLB conversion option in November 2008 which was not exercised. Under the provisions of the advance, the FHLB had the option to convert the advance into a three-month LIBOR based floating rate advance. This advance was reclassified to short-term borrowings in the fourth quarter of 2009. In 2010, this advance was restructured to take advantage of historically low interest rates. The maturity date was extended to July 16, 2013 and the interest rate was lowered to 1.76%. This advance was reclassified to short-term borrowings in 2012.
On March 12, 2008, the Company entered into a $5.0 million five year FHLB European convertible advance collateralized with pledged qualifying real estate loans and maturing March 12, 2013. The advance had an interest rate of 2.40% at December 31, 2011. The FHLB had the one-time option on March 12, 2010, to convert the interest rate from a fixed rate to a variable rate based on three-month LIBOR plus a spread charged by the FHLB to its members for an adjustable rate credit advance with the same remaining maturity which it did not exercise. This advance was reclassified to short-term borrowings in 2012.
On March 12, 2008, the Company entered into a $5.0 million five year FHLB European convertible advance collateralized with pledged qualifying real estate loans and maturing March 12, 2013. The advance had an interest rate of 2.79% at December 31, 2011. The FHLB has the one-time option on March 14, 2011, to convert the interest rate from a fixed rate to a variable rate based on three-month LIBOR plus a spread charged by the FHLB to its members for an adjustable rate credit advance with the same remaining maturity. This advance was reclassified to short-term borrowings in 2012.
On April 3, 2008, the Company entered into a $2.5 million five year FHLB European convertible advance collateralized with pledged qualifying real estate loans and maturing April 3, 2013. The advance had an interest rate of 2.40% at December 31, 2011. The FHLB had the one-time option on April 5, 2010, to convert the interest rate from a fixed rate to a variable rate based on three-month LIBOR plus a spread charged by the FHLB to its members for an adjustable rate credit advance with the same remaining maturity which it did not exercise. This advance was reclassified to short-term borrowings in 2012.
On March 9, 2009, the Company entered into a $15.0 million four year FHLB Fixed Rate advance collateralized with pledged qualifying real estate loans and maturing March 11, 2013. The advance had an interest rate of 2.90% at December 31, 2011. This advance was reclassified to short-term borrowings in 2012.
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
There was no indebtedness to directors, executive officers, or principal holders of equity securities in excess of 5.00% of shareholders’ equity at December 31, 2012 or 2011.

11. Income Tax
The components of income tax expense for the years ended December 31, 2012, 2011, and 2010 are as follows:

(in thousands)	2012	2011	2010
Current:
Federal	$18,506	$6,425	$8,188
State	754	408	—
Total current taxes	$19,260	$6,833	$8,188
Deferred:
Federal	$(5,351)	$(1,294)	$(3,620)
State	400	(394)	(169)
Total deferred taxes	$(4,951)	$(1,688)	$(3,789)
Total income tax expense	$14,309	$5,145	$4,399
A reconciliation of income tax expense computed at the statutory federal income tax rate to actual income tax expense is presented in the following table as of December 31, 2012, 2011, and 2010:

	2012		2011		2010
($ in thousands)	Amount	%	Amount	%	Amount	%
Taxes at statutory rate	$13,872	35.0%	$5,790	35.0%	$5,086	35.0%
Increase (reduction) in income taxes resulting from:
State income tax expense, net of Federal income (benefit) tax	750	1.9%	9	0.1%	(110)	(0.8)%
Cash surrender value of life insurance	(250)	(0.6)%	(378)	(2.3)%	(394)	(2.7)%
Tax exempt income	(232)	(0.6)%	(245)	(1.5)%	(244)	(1.7)%
Other, net	169	0.4%	(31)	(0.2)%	61	0.5%
Income tax (benefit) expense	$14,309	36.1%	$5,145	31.1%	$4,399	30.3%
Deferred taxes are provided using the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of December 31, 2012 and 2011, net deferred income tax assets totaling $21.1 million and $16.2 million, respectively, are recorded on the Company’s Balance Sheet. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011, are presented in the table below.

	December 31,
	2012		2011
(in thousands)	Assets	Liabilities	Assets	Liabilities
Allowance for loan losses	$12,415	$—	$10,511	$—
Accelerated depreciation	—	1,726	—	1,444
Deferred loan fees, net	1,842	—	844	—
Deferred compensation	1,794	—	1,458	—
Other real estate	5,012	—	3,029	—
Deductible prepaids	—	282	—	266
State tax carryforward	777	—	1,686	—
Unrealized gains on securities available-for-sale	—	2,173	—	2,274
Reserve for SBA/mortgage loans	2,686	—	2,001	—
Stock benefits/compensation	226	—	123	—
FDIC acquired assets	—	1,256	—	—
Other	2,752	922	1,484	928
Total	$27,504	$6,359	$21,136	$4,912
There is no valuation allowance provided at December 31, 2012 and 2011 for any of the deferred tax assets based on management’s belief that all deferred tax asset benefits will be realized. At December 31, 2012, the Company had $898,000 in gross State tax credit carryforward which expire as follows: $149,000 in 2016, $601,000 in 2017, $25,000 in 2018, $40,000 in 2019, $43,000 in 2020 and $40,000 in 2021.

Uncertain Tax Positions
The Company is subject to the possibility of a tax audit in numerous jurisdictions in the U.S. until the applicable expiration of the statutes of limitations. For Federal and state purposes, the Company is no longer subject to tax examinations by tax authorities for tax years before 2009.
Effective January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes” which updated ASC 740-10-05. The reconciliation of our gross unrecognized tax benefits is as follows:

	December 31,
(in thousands)	2012	2011
Beginning balance	$336	$21
Gross increases to tax positions in prior periods	—	—
Gross decreases to tax positions in prior periods	(70)	—
Gross increases to current period tax positions	—	318
Reductions due to expiration of statute of limitations	—	(3)
Ending Balance	$266	$336
Unrecognized tax benefits related to federal and state tax positions may decrease by a range of $201,000 to $266,000 by December 31, 2013, due to tax years closing during 2013. The Company accrued approximately $266,000 and $314,000, for the payment of interest at December 31, 2012 and 2011, respectively. For financial accounting purposes, interest and penalties accrued, if any, are classified as other expense. There are no unrecognized tax benefits at December 31, 2012, that if recognized would impact the Company’s effective tax.

12. Employee Benefits
The Company maintains a 401(k) defined contribution retirement savings plan (the “Plan”) for employees age 21 or older. Employees’ contributions to the Plan are voluntary. The Company matches 50% of the first 6% of participants’ contributions in Fidelity Southern Corporation common stock, which is immediately transferable. For the years ended December 31, 2012, 2011, and 2010, the Company contributed $1.4 million, $896,450 and $760,083 respectively, net of forfeitures, to the Plan.
The Company’s 1997 Stock Option Plan authorized the grant of options to management personnel for up to 500,000 shares of the Company’s common stock. All options granted have three to eight year terms and vest ratably over three to five years of continued employment. No options may be or were granted after March 31, 2007, under this plan.
The Fidelity Southern Corporation Equity Incentive Plan (the “2006 Incentive Plan”), permits the grant of stock options, stock appreciation rights, restricted stock, and other incentive awards (“Incentive Awards”). The maximum number of shares of our common stock that may be issued under the 2006 Incentive Plan is 5,000,000 shares, all of which may be stock options. Generally, no award shall be exercisable or become vested or payable more than 10 years after the date of grant. Options granted under the 2006 Incentive Plan have four year terms and vest ratably over three years of continued employment. There were 295,000 options granted during 2012 and no options granted in 2011 under the 2006 Incentive Plan. During 2012, the Company recorded a charge of $42,000 related to 7,712 incentive shares awarded to numerous individuals based on longevity. These shares were immediately vested. On January 19, 2012, Fidelity granted 400,000 restricted shares of common stock under the 2006 Equity Incentive Plan. The stock was granted at $6.15 per share, which was the market price of the stock on the grant date. 350,000 shares of the restricted stock vest 20% per year for the next five years, while 50,000 shares vest 40% after two years and then 20% per year through five years. All current year restricted stock grants will be fully vested after January 19, 2017. Incentive awards available under the 2006 Incentive Plan totaled 3,752,747 shares at December 31, 2012.
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

	2012	2011	2010
Risk-free rate	0.615%	—%	—%
Expected term of the options	4 years	0 years	0 years
Expected forfeiture	4.00%	—%	—%
Expected dividends	1.30%	—%	—%
Expected volatility	0.6987	—	—

A summary of option activity under the plan as of December 31, 2012, and changes during the year then ended is presented below:

	For Years Ending December 31,
	2012		2011		2010
	Number of share options	Weighted Average Exercise Price	Number of share options	Weighted Average Exercise Price	Number of share options	Weighted Average Exercise Price
Outstanding at beginning of year	370,905	$5.30	492,239	$8.59	494,405	$8.59
Granted	295,000	8.08	—	—	—	—
Exercised	166,162	4.60	334	8.57	—	—
Forfeited	21,905	16.44	121,000	18.70	2,166	7.85
Outstanding at end of year	477,838	$6.75	370,905	$5.30	492,239	$8.59
Options exercisable at end of year	182,838	$4.60	370,905	$5.30	375,906	$9.83
The aggregate intrinsic value for stock options outstanding at December 31, 2012, 2011, and 2010 was $1.3 million, $290,000, and zero, respectively. The weighted average remaining contractual terms were 3.1 years, 1.5 years, and 1.9 years, respectively, for the same periods.
The Company realized a tax benefit of $248,000 from options expenses during the year ending December 31, 2012. There were no tax benefits realized from option expenses during the years ended December 31, 2011 or 2010.
At December 31, 2012, information concerning stock options outstanding and exercisable is as follows.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of share options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.60 - $6.00	182,838	0.55	$4.60	182,838	$4.60
$6.15 - $7.00	95,000	4.05	6.15	—	—
$9.00 - $10.00	200,000	4.97	9.00	—	—

A summary of the status of the Company’s nonvested restricted stock as of December 31, 2012, and changes during the year then ended is presented below.

	For the Years Ending December 31,
	2012		2011
	Number of shares of Restricted Stock	Grant Price	Number of shares of Restricted Stock	Grant Price
Nonvested restricted stock at beginning of year	144,078	$4.50	154,078	$4.50
Granted	400,000	6.15	—	—
Vested	57,631	4.50	—	—
Forfeited	—	—	10,000	4.50
Nonvested restricted stock at end of year	486,447	$5.86	144,078	$4.50
As of December 31, 2012, there was $2.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2006 Incentive Plan. The cost is expected to be recognized over a weighted average period of 3.8 years. The total fair value of shares vested during the years ended December 31, 2012, 2011, and 2010 was zero, $108,000, and $233,000, respectively. The Company has a policy of issuing shares from the Company’s authorized and unissued shares to satisfy share option exercises and expects to issue an insignificant amount of shares for share option exercises during 2013.

13. Commitments and Contingencies
The approximate future minimum rental commitment as of December 31, 2012, for all noncancellable leases with initial or remaining terms of one year or more are shown in the following table.

(in thousands)	Amount
2013	$3,290
2014	3,110
2015	2,773
2016	2,637
2017	2,655
Thereafter	10,309
Total	$24,774
Rental expense for all leases amounted to $3.2 million, $2.9 million, and $2.9 million in 2012, 2011, and 2010, respectively.
Due to the nature of their activities, the Company and its subsidiaries are at times engaged in various legal proceedings that arise in the normal course of business, some of which were outstanding at December 31, 2012. Although the ultimate outcome of all claims and lawsuits outstanding as of December 31, 2012, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our results of operations or financial condition.
At December 31, 2011, the Company reported that the Bank was named as a defendant in a state-wide class action in which the plaintiffs alleged that overdraft fees charged to customers constitute interest as, as such, are usurious under Georgia law. During the third quarter of 2012, the Bank entered into an agreement to resolve this class action. The Bank recorded a total of $2.0 million in noninterest expense for this settlement during 2012 and 2011.
The FRB requires that banks maintain cash on hand and reserves in the form of average deposit balances at the FRB based on the Bank’s average deposits. At December 31, 2012, the available credits exceeded the reserve requirement and only minimal balances were maintained to provide a positive reserve balance.

14. Shareholders' Equity
Generally, dividends that may be paid by the Bank to FSC are subject to certain regulatory limitations. In particular, under Georgia banking law applicable to Georgia state chartered commercial banks such as the Bank, the approval of the GDBF will be required if the total of all dividends declared in any calendar year by the Bank exceeds 50% of the Bank’s net profits for the prior year or if certain other provisions relating to classified assets and capital adequacy are not met. At December 31, 2012 and 2011, the Bank’s total shareholders’ equity was $232.1 million and $205.0 million, respectively. FSC invested no capital in the Bank during 2012 and 2011 in the form of capital infusions.
On December 19, 2008, as part of the Treasury’s Capital Purchase Program, Fidelity entered into a Letter Agreement (“Letter Agreement”) and a Securities Purchase Agreement – Standard Terms with the Treasury, pursuant to which Fidelity agreed to issue and sell, and the Treasury agreed to purchase (1) 48,200 shares (the “Preferred Shares”) of Fidelity’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and (2) a ten-year warrant (the “Warrant”) to purchase up to 2,266,458 shares of the Company’s common stock, no par value (“Common Stock”), at an exercise price of $3.19 per share, for an aggregate purchase price of $48.2 million in cash. The Preferred Shares qualify as Tier I capital under risk-based capital guidelines and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The Preferred Shares are non-voting except for class voting rights on matters that would adversely affect the rights of the holders of the Preferred Shares. Pursuant to the terms of the Letter Agreement, the ability of Fidelity to declare or pay dividends or distribute its common stock is subject to restrictions. As long as the Preferred Shares are outstanding, dividend payments are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. On June 27, 2012, the U.S. Treasury sold all of its shares of the Company’s Preferred Stock in a public offering as part of a modified Dutch auction process. The Company did not receive any proceeds from this auction; however the Company’s operations are no longer limited by the TARP restrictions or regulations regarding executive compensation. In addition, certain terms set forth in the Letter Agreement only applied so long as Treasury held preferred shares and are no longer applicable.
Also, under current Federal regulations, the Bank is limited in the amount it may loan to its non-bank affiliates, including FSC. As of December 31, 2012 and 2011, there were no loans outstanding from the Bank to FSC. Earnings per share were calculated on the following page.

	For the Years Ended December 31,
(in thousands, except per share data)	2012	2011	2010
Net income	$25,327	$11,398	$10,133
Less dividends on preferred stock and accretion of discount	(3,293)	(3,293)	(3,293)
Net income available to shareholders	$22,034	$8,105	$6,840
Average common shares outstanding	13,807	12,106	10,456
Effect of stock dividends	751	936	1,036
Average common shares outstanding – basic	14,558	13,042	11,492
Dilutive stock options and warrants	1,855	1,545	1,441
Average common shares outstanding – dilutive	16,413	14,587	12,933
Earnings per share – basic	$1.51	$0.62	$0.60
Earnings per share – dilutive	$1.34	$0.56	$0.53
Average number of shares for 2012 and 2011 includes participating securities related to unvested restricted stock awards.
Stock dividends declared, by quarter, for the years ending December 31, 2012 and 2011 were as follows:

	2012	2011
First quarter stock dividend	1 for 60	1 for 200
Second quarter stock dividend	1 for 60	1 for 200
Third quarter stock dividend	1 for 60	None
Fourth quarter stock dividend	1 for 100	None
Basic and diluted EPS for prior years have been retroactively adjusted to reflect these stock dividends as shown below:

	2011	2010
Basic EPS, previously reported	$0.66	$0.63
Effect of stock dividend	(0.04)	(0.03)
Restated basic EPS	$0.62	$0.60
Dilutive EPS, previously reported	0.59	0.56
Effect of stock dividend	(0.03)	(0.03)
Restated dilutive EPS	$0.56	$0.53
There were no anti-dilutive options or warrants for the years ended December 31, 2012, 2011 and 2010.
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
The amounts of other comprehensive income (loss) included in equity with the related tax effect and the accumulated other comprehensive income (loss) are reflected in the following schedule:

(in thousands)	Gain/(Loss) Before Tax	Tax (Expense) /Benefit	Accumulated Other Comprehensive Income/(Loss)
January 1, 2010	$—	$—	$(64)
Unrealized market adjustments for the period	3,133	(1,191)	1,942
Less adjustment for net gains included in income	2,291	(871)	1,420
December 31, 2010	$842	$(320)	$458
Unrealized market adjustments for the period	$6,324	$(2,403)	$3,921
Less adjustment for net gains included in income	1,078	(409)	669
December 31, 2011	$5,246	$(1,994)	$3,710
Unrealized market adjustments for the period	$126	$(101)	$25
Less adjustment for net gains included in income	307	(117)	190
December 31, 2012	$(181)	$16	$3,545

16. Fair Value of Financial Instruments
The Company reports the fair value of its financial assets and liabilities in accordance with the SFAS No. 157, “Fair Value Measurements”, with the exception of the application to non-financial assets and liabilities measured at fair value on a nonrecurring basis (such as other real estate). This guidance establishes a common definition of fair value and framework for measuring fair value under U.S. GAAP. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:
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
In accordance with SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” which is now codified in ASC 825-10-25, the Company has elected to record newly originated mortgage loans held-for-sale at fair value. The following is a description of mortgage loans held-for-sale as of December 31, 2012 and 2011, for which fair value has been elected, including the specific reasons for electing fair value and the strategies for managing these assets on a fair value basis.
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
The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumption used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument. Because mortgage loans held-for-sale are sold within a few weeks of origination, it is unlikely to demonstrate any of the credit weaknesses discussed above and as a result, there were no credit related adjustments to fair value at December 31, 2012.
The following tables present financial assets measured at fair value at December 31, 2012 and 2011 on a recurring basis and the change in fair value for those specific financial instruments in which fair value has been elected. The changes in the fair value of economic hedges were also recorded in mortgage banking activities and are designed to partially offset the change in fair value of the financial instruments referenced in the tables below.

(in thousands)	Assets Measured at Fair Value December 31, 2012	Fair Value Measurements at December 31, 2012
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities issued by U.S. Government corporations and agencies	$10,480	$—	$10,480	$—
Debt securities issued by states and political subdivisions	19,249	—	19,249	—
Residential mortgage-backed securities – Agency	124,638	—	124,638	—
Mortgage loans held-for-sale	253,108	—	253,108	—
Other Assets(1)	4,864	—	—	4,864
Other Liabilities(1)	(1,053)	—	—	(1,053)

(in thousands)	Assets Measured at Fair Value December 31, 2011	Fair Value Measurements at December 31, 2011
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities issued by U.S. Government corporations and agencies	$62,699	$—	$62,699	$—
Debt securities issued by states and political subdivisions	19,715	—	19,715	—
Residential mortgage-backed securities – Agency	179,005	—	179,005	—
Mortgage loans held-for-sale	90,907	—	90,907	—
Other Assets(1)	3,612	—	—	3,612
Other Liabilities(1)	(1,528)	—	—	(1,528)

(1)	This amount includes mortgage related interest rate lock commitments and derivative financial instruments to hedge interest rate risk. Interest rate lock commitments were recorded on a gross basis.

	For Items Measured at Fair Value Pursuant to Election of the Fair Value Option: Fair Value Gain (Loss) related to Mortgage Banking Activities
	Year Ended			Three Months Ended
(in thousands)	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2012	December 31, 2011	December 31, 2010
Mortgage loans held-for-sale	$2,420	$4,595	$(1,942)	$(3,662)	$671	$(4,548)

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarter and year ended December 31, 2012 and 2011.

	Quarter Ended December 31,
	2012		2011
(in thousands)	Other Assets (1)	Other Liabilities (1)	Other Assets (1)	Other Liabilities (1)
Beginning Balance	$12,445	$(8,484)	$6,467	$(2,624)
Total gains (losses) included in earnings:(2)
Issuances	14,258	(1,053)	3,612	(1,528)
Settlements and closed loans	(13,129)	—	(6,033)	—
Expirations	(8,710)	8,484	(434)	2,624
Total gains (losses) included in other comprehensive income	—	—	—	—
Ending Balance(3)	$4,864	$(1,053)	$3,612	$(1,528)

(1)	Includes Mortgage related interest rate lock commitments and derivative financial instruments entered into hedge interest rate risk.

(2)	Amounts included in earnings are recorded in mortgage banking activities.

(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.

	Year Ended December 31,
	2012		2011
(in thousands)	Other Assets (1)	Other Liabilities (1)	Other Assets (1)	Other Liabilities (1)
Beginning Balance	$3,612	$(1,528)	$6,627	$(446)
Total gains (losses) included in earnings:(2)
Issuances	47,298	(18,390)	13,644	(4,384)
Settlements and closed loans	(26,886)	—	(8,818)	178
Expirations	(19,160)	18,865	(7,841)	3,124
Total gains (losses) included in other comprehensive income	—	—	—	—
Ending Balance(3)	$4,864	$(1,053)	$3,612	$(1,528)

(1)	Includes Mortgage related interest rate lock commitments and derivative financial instruments entered into hedge interest rate risk.

(2)	Amounts included in earnings are recorded in mortgage banking activities.

(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.
The following table presents the assets that are measured at fair value on a nonrecurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial position at December 31, 2012 and 2011.

	Fair Value Measurements at December 31, 2012
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Valuation Allowance
Impaired loans	$73,255	$—	$—	$73,255	$(6,460)
ORE	39,756	—	—	39,756	(26,751)
Mortgage servicing rights	23,153	—	—	23,153	(5,070)
SBA servicing rights	7,244	—	—	7,244	(339)

	Fair Value Measurements at December 31, 2011
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Valuation Allowance
Impaired loans	$59,318	$—	$—	$59,318	$(4,315)
ORE	30,526	—	—	30,526	(7,469)
Mortgage servicing rights	11,456	—	—	11,456	(2,785)
SBA servicing rights	5,736	—	—	5,736	(213)

Quantitative Information about Level 3 Fair Value Measurements
The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities:

Measurements	Fair Value at December 31, 2012	Valuation Technique	Unobservable Inputs	Range
($ in thousands)
Nonrecurring:
Impaired loans	$73,255	Discounted appraisals	Collateral discounts	6.00% - 40.00%
Other Real Estate	39,756	Discounted appraisals	Collateral discounts	6.00% - 40.00%
Mortgage Servicing Rights	23,153	Discounted cash flows	Discount Rate Prepayment Speeds	8.00% - 10.00% 8.00% - 20.00%
SBA Servicing Rights	7,244	Discounted cash flows	Discount Rate Prepayment Speeds	2.00% - 7.00% 3.00% - 13.00%
Recurring:
IRLCs	4,418	Pricing Model	Weighted-Average closing ratio	96.50% - 105.12%
Forward commitments	(606)	Investor Pricing	Pricing spreads	104.30% - 106.60%
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
Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business. Increases or decreases in realization for properties sold impact the comparability adjustment for similar assets remaining on the balance sheet.
SBA servicing rights are initially recorded at fair value when loans are sold service retained. These assets are then amortized in proportion to and over the period of estimated net servicing income. On a monthly basis these servicing assets are assessed for impairment based on fair value. Management determines fair value by stratifying the servicing portfolio into homogeneous subsets with unique behavior characteristics, converting those characteristics into income and expense streams, adjusting those streams for prepayments, present valuing the adjusted streams, and combining the present values into a total. If the cost basis of any loan stratification tranche is higher than the present value of the tranche, an impairment is recorded. See Note 19 for additional disclosures related to assumptions used in the fair value calculation for SBA servicing rights.
Mortgage servicing rights are initially recorded at fair value when mortgage loans are sold servicing retained. These assets are then amortized in proportion to and over the period of estimated net servicing income. On a monthly basis these servicing assets are assessed for impairment based on fair value. Management determines fair value by stratifying the servicing portfolio into homogeneous subsets with unique behavior characteristics, converting those characteristics into income and expense streams, adjusting those streams for prepayments, present valuing the adjusted streams, and combining the present values into a total. If the cost basis of any loan stratification tranche is higher than the present value of the tranche, an impairment is recorded. See Note 19 for additional disclosures related to assumptions used in the fair value calculation for mortgage servicing rights.
The significant unobservable input used in the fair value measurement of the Company's IRLCs is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. Generally, the fair value of an IRLC is positive (negative) if the prevailing interest rate is lower (higher) than the IRLC rate. Therefore, an increase in the closing ratio (i.e., higher percentage of loans are estimated to close) will result in the fair value of the IRLC to increase if in a gain position, or decrease if in a loss position. The closing ratio is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock. The closing ratio is computed by our secondary marketing system using historical data and the ratio is periodically reviewed by the Company's Secondary Marketing Department of the Mortgage Banking Division for reasonableness.
Forward commitments are instruments that are used to hedge the value of the IRLC's and mortgage Loans Held for Sale. Primarily forward commitments are made up of Federal National Mortgage Association (“FNMA”) 30 year and 15 year fixed rate mortgage backed securities (“MBS”) forward commitments. A FNMA MBS forward commitment is an agreement to sell a FNMA MBS security at an agreed up principal and interest rate pass-through at a specific date in the future. The Company also takes investor commitments to sell a loan or pool of newly originated loans to an investor for an agreed upon price for delivery in the future. This type of forward commitment is also known as a mandatory commitment. Generally, the fair value of a forward is positive (negative) if the prevailing interest rate is lower (higher) than the current commitment interest rate. The value of these commitments is ultimately determined by the investor that sold the commitment and represents a significant unobservable input used in the fair value measurement of the Company's fair value of forward commitments.
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
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held-for-sale for which the fair value option has been elected as of December 31, 2012 and 2011. The table also includes the difference between aggregate fair value and the aggregate unpaid principal balance of loans held-for-sale that are 90 days or more past due, as well as loans in nonaccrual status.

	December 31, 2012			December 31, 2011
(in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance Under FVO	Fair value over/(under) unpaid principal	Aggregate Fair Value	Aggregate Unpaid Principal Balance Under FVO	Fair value over/(under) unpaid principal
Loans held-for-sale	$253,108	$248,036	$5,072	$90,907	$88,255	$2,652
Past due loans of 90+ days	—	—	—	—	—	—
Nonaccrual loans	—	—	—	—	—	—

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

	Fair Value Measurements at December 31, 2012
(in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Instruments (Assets):
Cash and due from banks	$47,838	$47,838	$47,838	$—	$—
Federal funds sold	1,182	1,182	1,182	—	—
Investment securities available-for-sale	154,367	154,367	—	154,367	—
Investment securities held-to-maturity	6,162	6,723	—	6,723	—
Investment in FHLB stock	7,330	7,330	—	7,330	—
Total loans	2,047,143	2,009,277	—	253,108	1,756,169
Total financial instruments (assets)	2,264,022	$2,226,717
Non-financial instruments (assets)	213,269
Total assets	$2,477,291
Financial Instruments (Liabilities):
Noninterest-bearing demand deposits	$381,846	$381,846	$—	$—	$381,846
Interest-bearing deposits	1,686,165	1,693,579	—	—	1,693,579
Total deposits	2,068,011	2,075,425	—	—	2,075,425
Short-term borrowings	125,660	125,984	—	125,984	—
Subordinated debt	67,527	70,085	—	70,085	—
Other long-term debt	—	—	—	—	—
Total financial instruments (liabilities)	2,261,198	$2,271,494
Non-financial instruments (liabilities and shareholders’ equity)	216,093
Total liabilities and shareholders’ equity	$2,477,291

	Fair Value Measurements at December 31, 2011
(in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Instruments (Assets):
Cash and due from banks	$54,873	$54,873	$54,873	$—	$—
Federal funds sold	2,411	2,411	2,411	—	—
Investment securities available-for-sale	261,419	261,419	—	261,419	—
Investment securities held-to-maturity	8,876	9,662	—	9,662	—
Investment in FHLB stock	7,582	7,582	—	7,582	—
Total loans	1,729,764	1,600,788	—	90,907	1,509,881
Total financial instruments (assets)	2,064,925	$1,936,735
Non-financial instruments (assets)	169,870
Total assets	$2,234,795
Financial Instruments (Liabilities):
Noninterest-bearing demand deposits	$269,590	$269,590	$—	$—	$269,590
Interest-bearing deposits	1,601,926	1,609,865	—	—	1,609,865
Total deposits	1,871,516	1,879,455	—	—	1,879,455
Short-term borrowings	53,081	53,259	—	53,259	—
Subordinated debt	67,527	58,582	—	58,582	—
Other long-term debt	52,500	52,329	—	52,329	—
Total financial instruments (liabilities)	2,044,624	$2,043,625
Non-financial instruments (liabilities and shareholders’ equity)	190,171
Total liabilities and shareholders’ equity	$2,234,795
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
For off-balance sheet instruments, fair values are based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing for loan commitments and letters of credit. Fees related to these instruments were immaterial at December 31, 2012 and 2011, and the carrying amounts represent a reasonable approximation of their fair values. Loan commitments, letters and lines of credit, and similar obligations typically have variable interest rates and clauses that deny funding if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the foregoing schedule.
This presentation excludes certain financial instruments and all non-financial instruments. The disclosures also do not include certain intangible assets, such as customer relationships and deposit base intangibles. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

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

Financial instruments with off-balance sheet risk at December 31, 2012, are summarized on the following table.

(in thousands)	December 31, 2012
Loan commitments:
Commercial real estate, construction and land development	$55,533
Commercial	71,618
SBA	8,066
Home equity	44,359
Mortgage loans	293,535
Lines of credit	2,564
Standby letters of credit and bankers acceptances	4,552
Federal funds line	—
Total loan commitments	$480,227

18. Derivative Financial Instruments
The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. The risk management program includes the use of forward contracts and other derivatives that are recorded in the financial statements at fair value and are used to offset changes in value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts to economically hedge risks associated with overall price risk related to IRLCs and mortgage loans held-for-sale carried at fair value under ASC 825-10-25. Fair value changes occur as a result of interest rate movements as well as changes in the value of the associated servicing. Derivative instruments used include forward sale commitments and IRLCs. All derivatives are carried at fair value in the Consolidated Balance Sheets in other assets or other liabilities. A gross gain of $1.7 million for the year ended December 31, 2012 associated with the forward sales commitments and IRLCs are recorded in the Consolidated Statements of Comprehensive Income in mortgage banking activities.
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
The Company’s derivative positions as of December 31, 2012 and 2011 were as follows.

	Contract or Notional Amount
(in thousands)	2012	2011
Forward rate commitments	$489,179	$200,731
Interest rate lock commitments	258,981	122,736
Total derivatives contracts	$748,160	$323,467

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
At December 31, 2012, 2011, and 2010 the total fair value of servicing for mortgage loans was $23.2 million, $11.6 million, and $6.3 million, respectively. The fair of servicing for SBA loans at December 31, 2012, 2011 and 2010 was $7.2 million, $7.1 million and $3.8 million, respectively. To estimate the fair values of these servicing assets, consideration was given to dealer indications of market value, where applicable, as well as the results of discounted cash flow models using key assumptions and inputs for prepayment rates, credit losses, and discount rates. Carrying value of these servicing assets are shown on the following table:

	December 31,
(in thousands)	2012	2011
Mortgage servicing	$23,085	$11,456
SBA servicing	6,192	5,736
Indirect servicing	967	521
	$30,244	$17,713
The two primary classes of loan servicing rights for which the Company separately manages the economic risks are residential mortgage and SBA. Residential mortgage servicing rights and SBA loan servicing rights are initially recorded at fair value and then accounted for at the lower of cost or market and amortized in proportion to, and over the estimated period that net servicing income is expected to be received based on projections of the amount and timing of estimated future net cash flows. The amount and timing of estimated future net cash flows are updated based on actual results and updated projections. Fidelity periodically evaluates its loan servicing rights for impairment.
Residential Mortgage Loans
The Company typically sells first lien residential mortgage loans to third party investors including Fannie Mae and Freddie Mac. Certain of these loans are exchanged for cash and servicing rights, which generate servicing assets for the Company. The servicing assets are recorded initially at fair value. As seller, the Company has made certain standard representations and warranties with respect to the originally transferred loans. The Company estimates its reserves under such arrangements predominantly based on prior experience. To date, the Company’s actual buy-backs as well as asserted claims under these provisions have been de minimus.
During 2012 and 2011, Fidelity sold residential mortgage loans with unpaid principal balances of $1.7 billion and $907.3 million, respectively on which Fidelity retained the related mortgage servicing rights (MSRs) and receives servicing fees. At December 31, 2012 and 2011 the approximate weighted average servicing fee was 0.25% of the outstanding balance of the residential mortgage loans. The weighted average coupon interest rate on the portfolio of mortgage loans serviced for others was 3.99% and 4.36% at December 31, 2012 and 2011, respectively.
The table below is an analysis of the activity in Fidelity’s residential MSR and impairment for the years ended December 31, 2012 and 2011:

	Years Ended December 31,
(in thousands)	2012	2011
Residential Mortgage Servicing Rights
Carrying value January 1	$11,456	$5,495
Additions	18,184	10,211
Amortization	(4,270)	(1,550)
Impairment, net	(2,285)	(2,700)
Carrying value, December 31	$23,085	$11,456

	Years Ended December 31,
(in thousands)	2012	2011
Residential Mortgage Servicing Impairment
Balance, January 1	$2,785	$85
Additions	4,702	2,840
Recoveries	(2,417)	(140)
Balance, December 31	$5,070	$2,785
Fidelity uses assumptions and estimates in determining the impairment of capitalized MSRs. These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by market participants to value and bid MSRs available for sale in the market. At December 31, 2012, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the accompanying table.

($ in thousands)	December 31, 2012
Residential Mortgage Servicing Rights
Fair Value of Residential Mortgage Servicing Rights	$23,153
Composition of Residential Loans Serviced for Others:
Fixed-rate mortgage loans	99.00%
Adjustable-rate mortgage loans	1.00%
Total	100.00%
Weighted Average Remaining Term	25.7 years
Prepayment Speed	15.75%
Effect on fair value of a 10% increase	$(1,131)
Effect on fair value of a 20% increase	(2,155)
Weighted Average Discount Rate	8.56%
Effect on fair value of a 10% increase	$(1,177)
Effect on fair value of a 20% increase	(1,745)
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
Information about the asset quality of mortgage loans managed by Fidelity is shown in the following table.

(in thousands)	December 31, 2012
	Unpaid Principal	Delinquent (days)		Charge-offs
		30 to 89	90+
Loan Servicing Portfolio	$2,620,035	$5,926	$2,312	$—
Mortgage Loans Held-for-Sale	38,386	—	—	—
Mortgage Loans Held-for-Investment	253,108	1,047	308	281
Total Residential Mortgages Serviced	$2,911,529	$6,973	$2,620	$281
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
During 2012 and 2011, Fidelity sold SBA loans with unpaid principal balances of $64.0 million and $93.9 million, respectively. Fidelity retained the related loan servicing rights and receives servicing fees. At December 31, 2012 and 2011, the approximate weighted average servicing fee was 0.86% and 0.91%, respectively, of the outstanding balance of the SBA loans. The weighted average coupon interest rate on the portfolio of loans serviced for others was 4.96% and 4.69% at December 31, 2012 and 2011, respectively.
The following table is an analysis of the activity in Fidelity’s SBA loan servicing rights and impairment for the years ended December 31, 2012 and 2011.

	Years Ended December 31,
(in thousands)	2012	2011
SBA Loan Servicing Rights
Carrying value, January 1	$5,736	$2,624
Additions	1,646	3,773
Amortization	(1,064)	(651)
Impairment, Net	(126)	(10)
Carrying value, December 31	$6,192	$5,736

	Years Ended December 31,
(in thousands)	2012	2011
SBA Servicing Rights Impairment
Balance, January 1	$213	$203
Additions	508	342
Recoveries	(382)	(332)
Balance, December 31	$339	$213
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
Fidelity uses assumptions and estimates in determining the impairment of capitalized SBA loan servicing rights. These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by market participants to value and bid servicing rights available for sale in the market. At December 31, 2012, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the accompanying table.

($ in thousands)	December 31, 2012
SBA Loan Servicing Rights
Fair Value of SBA Loan Servicing Rights	$7,244
Composition of SBA Loans Serviced for Others:
Fixed-rate SBA loans	—%
Adjustable-rate SBA loans	100.00%
Total	100.00%
Weighted Average Remaining Term	20.8 years
Prepayment Speed	3.80%
Effect on fair value of a 10% increase	$(191)
Effect on fair value of a 20% increase	(374)
Weighted Average Discount Rate	4.92%
Effect on fair value of a 10% increase	$(180)
Effect on fair value of a 20% increase	(266)
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
Information about the asset quality of SBA loans managed by Fidelity is shown below.

	December 31, 2012
	Unpaid Principal	Delinquent (days)
(in thousands)		30 to 89	90+	Charge-offs
SBA Serviced for Others Portfolio	$209,887	$1,457	$2,723	$—
SBA Loans Held-for-Sale	20,986	—	—	—
SBA Loans Held-for-Investment	121,441	4,839	13,375	516
Total SBA Loans Serviced	$352,314	$6,296	$16,098	$516
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

20. Other Assets, Other Liabilities, Other Operating Income and Other Operating Expenses
Other assets and other liabilities at December 31, 2012 and 2011, consisted of the following.

	December 31,
(in thousands)	2012	2011
Other Assets:
Receivables and prepaid expenses	$3,605	$2,520
Prepaid taxes	316	420
Prepaid FDIC Insurance	5,533	7,316
Common stock of trust preferred securities subsidiaries	2,027	2,027
Investment in Georgia tax credits	784	1,013
Florida bank charter	1,289	1,289
Servicing assets	30,244	17,713
Deferred compensation	2,404	1,934
Repossessions	1,354	1,423
Fair value of mortgage-related derivatives	4,864	3,612
Core deposit intangible	1,246	979
Other	271	1,181
Total	$53,937	$41,427
Other Liabilities:
Payables and accrued expenses	$11,210	$9,492
Taxes payable	2,931	3,180
Fair value of mortgage-related derivatives	1,053	1,528
Deferred compensation	2,404	1,934
Other	3,514	4,222
Total	$21,112	$20,356
Other Income and other expenses for the years ended December 31, 2012, 2011, and 2010, consisted of the following.

	Years Ended December 31,
(in thousands)	2012	2011	2010
Other Operating Income:
Gain on the sale of ORE	$3,521	$851	$727
Gain on acquisitions	4,218	1,527	—
Insurance commissions	948	216	167
Lease income	922	385	329
Accretion of FDIC indemification asset	702	—	—
Other operating income	300	294	242
Total	$10,611	$3,273	$1,465
Other Operating Expenses:
Employee expenses	$1,747	$1,029	$997
Legal settlement	1,005	1,000	—
Lending expenses	2,867	1,941	1,879
ATM, check card fees	779	583	510
Business taxes	673	1,070	658
Advertising and promotion	1,133	1,125	995
Stationery, printing and supplies	1,130	809	746
Other insurance expense	1,092	1,274	1,067
Other operating expenses	4,472	3,162	2,150
Total	$14,898	$11,993	$9,002

21. Condensed Financial Information of Fidelity Southern Corporation (Parent Company Only)
Financial information pertaining only to Fidelity Southern Corporation is as follows:

Condensed Balance Sheets

	December 31,
(in thousands)	2012	2011
Assets:
Cash	$15,289	$17,917
Land	109	109
Investment in bank subsidiary	232,115	205,034
Investments in and amounts due from non-bank subsidiaries	3,034	2,478
Subordinated loans to subsidiaries	10,000	10,000
Other assets	1,078	650
Total assets	$261,625	$236,188
Liabilities:
Long-term debt	$67,527	$67,527
Other liabilities	1,210	1,381
Total liabilities	68,737	68,908
Shareholders’ Equity:
Preferred stock	47,344	46,461
Common stock	82,499	74,219
Accumulated other comprehensive gain (loss), net of tax	3,545	3,710
Retained earnings	59,500	42,890
Total shareholders’ equity	192,888	167,280
Total liabilities and shareholders’ equity	$261,625	$236,188

Condensed Statements of Income

	Years Ended December 31,
(in thousands)	2012	2011	2010
Interest Income:
Deposits in bank	$58	$48	$14
Subordinated loan to bank	363	345	349
Total interest income	421	393	363
Interest Expense – Long-term debt	4,226	4,477	4,485
Net Interest Expense	(3,805)	(4,084)	(4,122)
Noninterest Income:
Lease income	65	65	65
Dividends from subsidiaries	—	—	—
Management fees	875	848	635
Other	126	136	134
Total noninterest income	1,066	1,049	834
Noninterest Expense	1,170	886	986
Loss before income taxes and equity in undistributed income of subsidiaries	(3,909)	(3,921)	(4,274)
Income tax benefit	(1,516)	(1,516)	(1,613)
Income before equity in undistributed income of subsidiaries	(2,393)	(2,405)	(2,661)
Equity in undistributed income of subsidiaries	27,720	13,803	12,794
Net Income	$25,327	$11,398	$10,133

Condensed Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2012	2011	2010
Operating Activities:
Net income	$25,327	$11,398	$10,133
Equity in undistributed income of subsidiaries	(27,720)	(13,803)	(12,794)
(Increase) decrease in other assets	(428)	(77)	2,972
Decrease (increase) in other liabilities	(171)	43	73
Share based compensation included in undistributed earnings	605	139	—
Net cash flows (used in) provided by operating activities	(2,387)	(2,300)	384
Investing Activities:
Net increase in loans to and investment in subsidiaries	—	—	—
Net cash flows used in investing activities	—	—	—
Financing Activities:
Issuance of common stock	2,182	14,736	2,407
Preferred dividends paid	(2,410)	(2,410)	(2,410)
Common dividends paid	(13)	(265)	(9)
Net cash flows provided by (used in) financing activities	(241)	12,061	(12)
Net increase (decrease) in cash	(2,628)	9,761	372
Cash, beginning of year	17,917	8,156	7,784
Cash, end of year	$15,289	$17,917	$8,156

Item 9.    Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.
None

Item 9A.     Controls and Procedures
Report of Management on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012, as stated in our report which is included elsewhere herein.
The effectiveness of internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
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
Changes in Internal Control over Financial Reporting
There has been no change in Fidelity’s internal control over financial reporting during the three months ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, Fidelity’s internal control over financial reporting.

Item 9B.        Other Information
None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated herein by reference to the information that appears under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Meetings and Committees of the Board of Directors,” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders (“Proxy Statement”). Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of Fidelity is included in Item 1 of this Annual Report on Form 10-K.
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

PART IV

Item 15.        Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this Report

1.	Financial Statements

2.	Financial Statement Schedules
All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and the Notes thereto in Item 8 above.

3.	Exhibits
The exhibits filed herewith or incorporated by reference to exhibits previously filed with the SEC are set forth in Item 15(b)

(b)	Exhibits
The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K.
Exhibit No.    Name of Exhibit

2(a)
Purchase and Assumption Agreement dated as of June 15, 2012 by and among the Federal Deposit Insurance Corporation, Receiver of Security Exchange Bank, Marietta, Georgia; Fidelity Bank and the Federal Deposit Insurance Corporation acting in its corporate capacity (incorporated by reference from Exhibit 2.1 to Fidelity Southern Corporation's Form 8-K filed June 21, 2012)

3(a)
Amended and Restated Articles of Incorporation of Fidelity Southern Corporation, as amended effective December 16, 2008 (incorporated by reference from Exhibit 3(a) to Fidelity Southern Corporation's Form 10-K filed March 16, 2009)

3(b)	Articles of Amendment to the Articles of Incorporation of Fidelity Southern Corporation (incorporated by reference from Exhibit 3.1 to Fidelity Southern Corporation's Form 8-K filed November 18, 2010)

3(c)
Bylaws of Fidelity Southern Corporation, as amended (incorporated by reference from Exhibit 3(b) to Fidelity Southern Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

3(d)	Amendment to Bylaws of Fidelity Southern Corporation (incorporated by reference from Exhibit 3.2 to Fidelity Southern Corporation's Form 8-K filed November 18, 2010)

4(a)	See Exhibits 3(a) and 3(b) for provisions of the Amended and Restated Articles of Incorporation, as amended, and Bylaws, which define the rights of the shareholders.

4(b)
Tax Benefits Preservation Plan dated as of November 19, 2010 between Fidelity Southern Corporation and Mellon Investor Services LLC as Rights Agent (incorporated by reference from Exhibit 4.1 to Fidelity Southern Corporation's form 8-K filed November 18, 2010)

10(a)#
Fidelity Southern Corporation Defined Contribution Master Plan and Trust Agreement and related Adoption Agreement, as amended (incorporated by reference from Exhibit 10(a) to Fidelity Southern Corporation's Registration Statement on Form 10, Commission File No. 0-22374)

10(b)#	Amended and Restated Supplemental Deferred Compensation Plan (incorporated by reference from Exhibit 10.7 to Fidelity Southern Corporation's Form 8-K filed January 25, 2006)

10(c)#
Fidelity Southern Corporation 1997 Stock Option Plan (incorporated by reference from Exhibit A to Fidelity Southern Corporation's Proxy Statement, dated April 21, 1997, for the 1997 Annual Meeting of Shareholders)

10(d)#	Fidelity Southern Corporation Equity Incentive Plan dated April 27, 2006, (incorporated by reference from Exhibit 10.1 to Fidelity Southern Corporation's Form 8-K filed May 3, 2006)

10(e)#	First Amendment to the Fidelity Southern Corporation Equity Incentive Plan (incorporated by reference from Exhibit 99(a) to Fidelity Southern Corporation's Form S-8 filed June 17, 2011.

10(f)#	Second Amendment to the Fidelity Southern Corporation Equity Incentive Plan (incorporated by reference from Exhibit 99(a) to Fidelity Southern Corporation's Form S-8 filed August 21, 2012.

10(g)#
Forms of Stock Option Agreements for the Fidelity Southern Corporation Equity Incentive Plan dated April 27, 2006 (incorporated by reference from Exhibit 10.1 to Fidelity Southern Corporation's Form 8-K filed January 18, 2007)

10(h)#
Employment Agreement among Fidelity, the Bank and James B. Miller, Jr., dated as of December 21, 2012 (incorporated by reference from Exhibit 10.1 to Fidelity Southern Corporation's Form 8-K filed December 27, 2012)

10(i)#
Employment Agreement among Fidelity, the Bank and H. Palmer Proctor, Jr., dated as of December 21, 2012 (incorporated by reference from Exhibit 10.2 to Fidelity Southern Corporation's Form 8-K filed December 27, 2012)

10(j)#
Executive Continuity Agreement among Fidelity, the Bank and James B. Miller, Jr., dated as of December 21, 2012 (incorporated by reference from Exhibit 10.3 to Fidelity Southern Corporation's Form 8-K filed December 27, 2012)

10(k)#
Executive Continuity Agreement among Fidelity, the Bank and H. Palmer Proctor, Jr., dated as of December 21, 2012 (incorporated by reference from Exhibit 10.4 to Fidelity Southern Corporation's Form 8-K filed December 27, 2012)

10(l)#
Executive Continuity Agreement among Fidelity, the Bank and Stephen H. Brolly dated as of December 21, 2012 (incorporated by reference from Exhibit 10.5 to Fidelity Southern Corporation's Form 8-K filed December 27, 2012)

10(m)#
Executive Continuity Agreement among Fidelity, the Bank and David Buchanan dated as of December 21, 2012 (incorporated by reference from Exhibit 10.6 to Fidelity Southern Corporation's Form 8-K filed December 27, 2012)

10(n)#	Director Compensation Arrangements (incorporated by reference for Exhibit 10(j) to Fidelity Southern Corporation's Annual Report on Form 10-K for the year ended December 31, 2005)

10(o)	Warrant to Purchase up to 2,266,458 shares of Common Stock, dated December 19, 2008 (incorporated by reference from Exhibit 4.1 to Fidelity Southern Corporation's Form 8-K filed December 19, 2008)

10(p)
Letter Agreement, dated December 19, 2008, including Securities Purchase Agreement-Standard Terms, incorporated by reference therein, between the Company and the United States Department of the Treasury (incorporated by reference from Exhibit 10.1 to Fidelity Southern Corporation's Form 8-K filed December 19, 2008)

10(q)	Securities Purchase Agreement dated May 26, 2011 (incorporated by reference from Exhibit 10.1 to Fidelity Southern Corporation's Form 8-K filed May 26, 2011.

10(r)	Registration Rights Agreement dated May 26, 2011 (incorporated by reference from Exhibit 10.2 to Fidelity Southern Corporation's Form 8-K filed May 26, 2011)

21	Subsidiaries of Fidelity Southern Corporation

23	Consent of Ernst & Young LLP

24	Powers of Attorney (included on signature page hereto)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Principal Executive Officer's Certificate pursuant to 31 CFR 30.15 relative to the participation of Fidelity Southern Corporation in the Capital Purchase Program.

99.2	Principal Financial Officer's Certificate pursuant to 31 CFR 30.15 relative to the participation of Fidelity Southern Corporation in the Capital Purchase Program.

101
The following materials from Fidelity Southern Corporation's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (extensible Business Reporting language) (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to the financial statements (Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in this Exhibit is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934.

# Indicates director and management contracts or compensatory plans or arrangements.

(c)	Financial Statement Schedules.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Fidelity Southern Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY SOUTHERN CORPORATION
(Registrant)

Date:	March 15, 2013	BY:	/s/ JAMES B. MILLER, JR.
James B. Miller, Jr.
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date:	March 15, 2013	BY:	/s/ STEPHEN H. BROLLY
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

Signature	Title	Date

/s/ JAMES B. MILLER, JR.	Chairman of the Board and Director	March 15, 2013
James B. Miller, Jr.	(Principal Executive Officer)

/s/ STEPHEN H. BROLLY	Chief Financial Officer (Principal	March 15, 2013
Stephen H. Brolly	Financial and Accounting Officer)

/s/ DAVID R. BOCKEL	Director	March 15, 2013
Major General (Ret) David R. Bockel

/s/ WM. MILLARD CHOATE	Director	March 15, 2013
Wm. Millard Choate

/s/ DONALD A. HARP, JR.	Director	March 15, 2013
Dr. Donald A. Harp, Jr.

/s/ KEVIN S. KING	Director	March 15, 2013
Kevin S. King

/s/ WILLIAM C. LANKFORD, JR.	Director	March 15, 2013
William C. Lankford, Jr.

/s/ H. PALMER PROCTOR, JR.	Director	March 15, 2013
H. Palmer Proctor, Jr.

/s/ W. CLYDE SHEPHERD III	Director	March 15, 2013
W. Clyde Shepherd III

/s/ RANKIN M. SMITH, JR.	Director	March 15, 2013
Rankin M. Smith, Jr.

EXHIBIT INDEX

Exhibit No.	Name of Exhibit

21	Subsidiaries of Fidelity Southern Corporation

23	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Principal Executive Officer’s Certificate pursuant to 31 CFR 30.15 relative to the participation of Fidelity Southern Corporation in the Capital Purchase Program.

99.2	Principal Financial Officer’s Certificate pursuant to 31 CFR 30.15 relative to the participation of Fidelity Southern Corporation in the Capital Purchase Program.