Form 10-Q
period 2013-03-31
FIDELITY SOUTHERN CORP
filed 2013-05-09
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 __________________________________________________________________
FORM 10-Q
 __________________________________________________________________
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarter ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of April 30, 2013 (the most recent practicable date), the Registrant had outstanding approximately 14,861,960 shares of Common Stock.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
Report on Form 10-Q
March 31, 2013

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2013	December 31, 2012
	($ in thousands)
Assets
Cash and due from banks	$35,534	$45,507
Interest-bearing deposits with banks	3,910	2,331
Federal funds sold	818	1,182
Cash and cash equivalents	40,262	49,020
Investment securities available-for-sale (amortized cost of $147,839 and $148,648 at March 31, 2013 and December 31, 2012, respectively)	153,285	154,367
Investment securities held-to-maturity (fair value of $6,039 and $6,723 at March 31, 2013 and December 31, 2012, respectively)	5,523	6,162
Investment in FHLB stock	7,919	7,330
Loans held-for-sale (loans at fair value: $281,839 at March 31, 2013; $253,108 at December 31, 2012)	325,941	304,094
Loans (non-covered: $1,743,092 and $1,700,143; covered: $74,171 and $76,888, at March 31, 2013 and December 31, 2012, respectively)	1,817,263	1,777,031
Allowance for loan losses	(33,910)	(33,982)
Loans, net of allowance for loan losses	1,783,353	1,743,049
FDIC indemnification asset	16,535	20,074
Premises and equipment, net	38,508	37,669
Other real estate, net (non-covered: $24,048 and $22,159; covered: $14,903 and $17,597, at March 31, 2013 and December 31, 2012, respectively)	38,951	39,756
Accrued interest receivable	8,340	7,995
Bank owned life insurance	32,978	32,693
Deferred tax asset, net	21,248	21,145
Servicing rights	36,529	30,244
Other assets	22,877	23,693
Total Assets	$2,532,249	$2,477,291
Liabilities
Deposits:
Noninterest-bearing demand deposits	$385,019	$381,846
Interest-bearing deposits:
Demand and money market	632,542	638,582
Savings	331,505	329,223
Time deposits, $100,000 and over	356,661	346,743
Other time deposits	310,581	314,675
Brokered deposits	41,843	56,942
Total deposits	2,058,151	2,068,011
FHLB short-term borrowings	100,000	88,500
Other short-term borrowings	76,051	37,160
Subordinated debt	67,527	67,527
Other long-term debt	10,000	—
Accrued interest payable	1,375	2,093
Other liabilities	19,844	21,112
Total Liabilities	2,332,948	2,284,403
Shareholders’ Equity
Preferred stock, no par value. Authorized 10,000,000; 48,200 shares issued and outstanding, net of discount.	47,564	47,344
Common stock, no par value. Authorized 50,000,000; issued and outstanding 14,971,580 and 14,780,175 at March 31, 2013 and December 31, 2012.	84,777	82,499
Accumulated other comprehensive gain, net of tax	3,376	3,545
Retained earnings	63,584	59,500
Total shareholders’ equity	199,301	192,888
Total Liabilities and Shareholders’ Equity	$2,532,249	$2,477,291
See accompanying notes to consolidated financial statements

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	($ in thousands, except per share data)
Interest income
Loans, including fees	$23,944	$22,738
Investment securities	1,028	1,506
Federal funds sold and bank deposits	3	18
Total interest income	24,975	24,262
Interest expense
Deposits	2,627	3,007
Short-term borrowings	404	174
Subordinated debt	867	1,139
Other long-term debt	2	287
Total interest expense	3,900	4,607
Net interest income	21,075	19,655
Provision for loan losses	3,476	3,750
Net interest income after provision for loan losses	17,599	15,905
Noninterest income
Service charges on deposit accounts	949	1,133
Other fees and charges	887	784
Mortgage banking activities	17,795	12,084
Indirect lending activities	1,646	1,163
SBA lending activities	1,084	853
Bank owned life insurance	313	322
Securities gains	—	303
Other	2,373	1,013
Total noninterest income	25,047	17,655
Noninterest expense
Salaries and employee benefits	20,672	14,849
Furniture and equipment	998	977
Net occupancy	1,409	1,210
Communication	760	619
Professional and other services	2,246	2,141
Cost of operation of other real estate	2,203	1,737
FDIC insurance premiums	526	471
Other	3,710	3,346
Total noninterest expense	32,524	25,350
Income before income tax expense	10,122	8,210
Income tax expense	3,631	2,894
Net income	6,491	5,316
Preferred stock dividends and discount accretion	(823)	(823)
Net income available to common equity	$5,668	$4,493

Earnings per share:
Basic earnings per share	$0.38	$0.31
Diluted earnings per share	$0.33	$0.28
Net income	$6,491	$5,316
Other comprehensive loss, net of tax	(169)	(409)
Comprehensive income	$6,322	$4,907
Weighted average common shares outstanding-basic	14,951,008	14,527,631
Weighted average common shares outstanding-diluted	16,944,361	16,002,923
See accompanying notes to consolidated financial statements

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Operating Activities
Net income	$6,491	$5,316
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	3,476	3,750
Depreciation and amortization of premises and equipment	698	564
Other amortization	2,035	983
Impairment of other real estate	1,294	947
Share-based compensation	288	136
Gain on loan sales	(9,706)	(5,469)
Net gain on sale of other real estate	(1,549)	(250)
Net increase in cash value of bank owned life insurance	(285)	(296)
Gain on investment security sales	—	(303)
Net increase in deferred income taxes	(103)	(174)
Change in assets and liabilities which provided (used) cash:
Net increase from loans originated for resell	(4,274)	(29,835)
Net decrease (increase) in FDIC indemnification asset	3,539	(987)
Accrued interest receivable	(345)	777
Other assets	(7,504)	(6,564)
Accrued interest payable	(718)	(868)
Other liabilities	(1,164)	2,071
Net cash used in operating activities	(7,827)	(30,202)
Investing Activities
Purchases of investment securities available-for-sale	(10,357)	—
Proceeds from sales of investment securities available-for-sale	—	25,688
Maturities and calls of investment securities held-to-maturity	639	691
Maturities and calls of investment securities available-for-sale	11,166	51,764
Purchase of investment in FHLB stock	(1,732)	(41)
Redemption of investment in FHLB stock	1,143	—
Net increase in loans	(50,587)	(39,008)
Purchases of premises and equipment	(1,537)	(2,006)
Net cash (used in) provided by investing activities	(51,265)	37,088
Financing Activities
Net (decrease) increase in demand deposits, money market accounts, and savings accounts	(585)	40,171
Net decrease in time deposits	(9,275)	(43,310)
Net increase (decrease) in borrowings	60,391	(22,026)
Common stock dividends paid, in lieu of fractional shares	(3)	(3)
Proceeds from the issuance of common stock	409	205
Preferred stock dividends paid	(603)	(603)
Net cash provided by (used in) financing activities	50,334	(25,566)
Net decrease in cash and cash equivalents	(8,758)	(18,680)
Cash and cash equivalents, beginning of period	49,020	57,284
Cash and cash equivalents, end of period	$40,262	$38,604
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,618	$5,475
Income taxes	$4,250	$660
Non-cash transfers to other real estate	$6,807	$2,483
Accretion on preferred stock	$220	$221
See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2013
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
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods covered by the statements of income. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of mortgage loans held-for-sale, the calculations of and the amortization of capitalized servicing rights, the valuation of deferred income taxes, intangible assets, and the valuation of real estate or other assets acquired in connection with foreclosures or in satisfaction of loans. In addition, the actual lives of certain amortizable assets and income items are estimates subject to change. The Company principally operates in one business segment, which is community banking.
In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. All such adjustments are normal recurring accruals. Certain previously reported amounts have been reclassified to conform to current presentation. These reclassifications had no impact on previously reported net income, or shareholders’ equity or cash flows. The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There were no new accounting policies or changes to existing policies adopted in the first three months of 2013, which had a significant effect on the results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.
Operating results for the three month period ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and Annual Report to Shareholders for the year ended December 31, 2012.
2. FDIC INDEMNIFICATION ASSET
Certain loans and other real estate acquired in the FDIC-assisted transactions of Decatur First Bank ("Decatur First") and Security Exchange Bank ("Security Exchange") (collectively referred to as covered assets) are covered by Loss Share Agreements (“Loss Share Agreements”) between the Bank and the FDIC which affords the Bank significant protection against future losses. Under the Loss Share Agreements, the FDIC has agreed to reimburse us for 80% of all losses incurred in connection with those covered assets for a period of five years for commercial loans and with the Loss Share Agreements for Decatur First, the FDIC has agreed to reimburse us for 80% of all losses incurred in connection with those covered assets for a period of 10 years for residential mortgage loans. There were no residential mortgage loans included in the Loss Share Agreement for Security Exchange.
  The reimbursable losses from the FDIC are based on the acquisition book value of the covered assets, the contractual balance of acquired unfunded commitments, and certain future net direct costs incurred in the collection and settlement process. The amount that the Bank realizes on these assets could differ materially from the carrying value that will be reflected in any financial statements, based upon the timing and amount of collections and recoveries on the covered assets in future periods. Because the FDIC will reimburse the Bank for 80% of losses incurred on the covered assets, an indemnification asset (FDIC indemnification asset) was recorded at fair value at the acquisition date. The Loss Share Agreements on the acquisition date reflect the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties. This asset is adjusted quarterly based on improvements in cash flow projections, additional expected losses and remittances received. The carrying value of the indemnification asset at March 31, 2013 was $16.5 million compared to $20.1 million at December 31, 2012.

The Loss Share Agreements continue to be measured on the same basis as the related indemnified loans. Deterioration in credit quality of the loans (recorded as an adjustment to the Allowance for Loan Losses) or declines in the fair value of other real estate owned would immediately increase the basis of the indemnification asset, with the offset recorded through the Consolidated Statements of Comprehensive Income. Improvements in the credit quality or expected loan cash flows (reflected as an adjustment to yield and accreted into income over the remaining life of the loan) result in a decrease in the fair value of the FDIC indemnification asset, with the decrease being amortized into income over the same period or the life of the loss share agreements, whichever is shorter. Initial fair value accounting incorporates into the fair value of the indemnification asset an element of the time value of money, which is accreted back into income over the life of the loss share agreements. A summary of activity for the FDIC indemnification asset for the three-months ended March 31, 2013 is presented below:

March 31, 2013
(in thousands)
Indemnification Asset
Balance at January 1, 2013	$20,074
Adjustments:
Accretion income, FDIC indemnification asset	138
Additional estimated covered losses	41
Loss share remittances	(3,718)
Balance at March 31, 2013	$16,535
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

	Three Months Ended March 31,
	2013	2012
	($ in thousands, except per share data)
Net income	$6,491	$5,316
Less dividends on preferred stock and accretion of discount	(823)	(823)
Net income available to common equity	$5,668	$4,493
Average common shares outstanding	14,827,446	13,664,406
Effect of stock dividends	123,562	863,225
Average common shares outstanding – basic	14,951,008	14,527,631
Dilutive stock options and warrants	1,976,879	1,387,631
Effect of stock dividends	16,474	87,661
Average common shares outstanding – dilutive	16,944,361	16,002,923
Earnings per share – basic	$0.38	$0.31
Earnings per share – dilutive	$0.33	$0.28
 Average number of shares for the three month periods ended March 31, 2013 and 2012 includes participating securities related to unvested restricted stock awards. For the three months ended March 31, 2013, there were 200,000 in common stock options with an average exercise price of $9.00 and 116,905 in common stock options with an average exercise price of $8.08 for the three months ended March 31, 2012. These shares would have been included in the calculation of dilutive earnings per share except that to do so would have an anti-dilutive impact on earnings per share. The 200,000 in common stock options were issued in December, 2012 and still have a large unrecognized compensation cost associated with these options which results in these options being treated as anti-dilutive for the first quarter of 2013.
4. CONTINGENCIES
Due to the nature of their activities, the Company and its subsidiaries are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of March 31, 2013. While it is difficult to predict or determine the outcome of these proceedings, it is the opinion of management, after consultation with its legal counsel, that the ultimate liabilities, if any, will not have a material adverse impact on the Company’s consolidated results of operations, financial position, or cash flows.

5. SHARE-BASED COMPENSATION
The Fidelity Southern Corporation Equity Incentive Plan (the “2006 Incentive Plan”), as amended, permits the grant of stock options, stock appreciation rights, restricted stock and other incentive awards (“Incentive Awards”). Pursuant to an amendment to the Plan adopted by the shareholders on April 26, 2012, the maximum number of shares of the Company’s common stock that may be issued under the 2006 Incentive Plan is 5,000,000 shares, all of which may be stock options. Generally, no award shall be exercisable or become vested or payable more than 10 years after the date of grant. Options granted under the 2006 Incentive Plan have four year terms and become fully exercisable at the end of three years of continued employment. Incentive awards available under the 2006 Incentive Plan totaled 3,752,747 shares at March 31, 2013.
A summary of option activity as of March 31, 2013, and changes during the three month period then ended is presented below:

	Number of share options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding at January 1, 2013	477,838	$6.75
Granted	—	—
Exercised	76,840	4.80
Forfeited	—	—
Outstanding at March 31, 2013	400,998	$7.12	3.5	$1,755,139
Exercisable at March 31, 2013	137,670	$4.84	1.1	$916,335
At March 31, 2013, there was $2.1 million in remaining unrecognized compensation cost related to the restricted stock. A summary of restricted stock activity as of March 31, 2013, and changes during the three month period then ended is presented below:

	Number of shares of Restricted Stock	Weighted Average Grant Price
Nonvested at December 31, 2012	486,447	$5.86
Granted	—	—
Vested	98,815	5.67
Forfeited	—	—
Nonvested at March 31, 2013	387,632	$5.90
Share-based compensation expense was $288,000 for the three months ended March 31, 2013.
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
The Company has elected to record mortgage loans held-for-sale at fair value. The following is a description of mortgage loans held-for-sale as of March 31, 2013, including the specific reasons for electing fair value and the strategies for managing these assets on a fair value basis.
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
The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumptions used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument. Because mortgage loans held-for-sale are sold within a few weeks of origination, it is unlikely to demonstrate any of the credit weaknesses discussed above and as a result, there were no credit related adjustments to fair value during the three month periods ended March 31, 2013 and 2012.

The following tables present financial assets measured at fair value at March 31, 2013 and December 31, 2012, on a recurring basis and the change in fair value for those specific financial instruments in which fair value has been elected at March 31, 2013 and 2012. The changes in the fair value of economic hedges were also recorded in mortgage banking activities and are designed to partially offset the change in fair value of the mortgage loans held-for-sale and interest rate lock commitments referenced in the following tables.

		Fair Value Measurements at March 31, 2013
	Assets and Liabilities Measured at Fair Value March 31, 2013	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Debt securities issued by U.S. Government corporations and agencies	$10,186	$—	$10,186	$—
Debt securities issued by states and political subdivisions	17,698	—	17,698	—
Residential mortgage-backed securities – Agency	125,401	—	125,401	—
Mortgage loans held-for-sale	281,839	—	281,839	—
Other Assets (1)	5,521	—	—	5,521
Other Liabilities (1)	(2,889)	—	—	(2,889)

		Fair Value Measurements at December 31, 2012
	Assets and Liabilities Measured at Fair Value December 31, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Debt securities issued by U.S. Government corporations and agencies	$10,480	$—	$10,480	$—
Debt securities issued by states and political subdivisions	19,715	—	19,715	—
Residential mortgage-backed securities – Agency	124,638	—	124,638	—
Mortgage loans held-for-sale	253,108	—	253,108	—
Other Assets (1)	4,864	—	—	4,864
Other Liabilities(1)	(1,053)	—	—	(1,053)

(1)	This amount includes mortgage related interest rate lock commitments and derivative financial instruments to hedge interest rate risk. Interest rate lock commitments were recorded on a gross basis.
The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2013 and 2012. There were no transfers into or out of Level 3. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2013.

	Other Assets (1)	Other Liabilities (1)
	(in thousands)
Beginning Balance January 1, 2013	$4,864	$(1,053)
Total gains (losses) included in earnings:(2)
Issuances	6,177	(2,889)
Settlements and closed loans	(5,398)	—
Expirations	(122)	1,053
Total gains (losses) included in other comprehensive income	—	—
Ending Balance March 31, 2013 (3)	$5,521	$(2,889)

(1)	Includes mortgage related interest rate lock commitments and derivative financial instruments entered into to hedge interest rate risk.

(2)	Amounts included in earnings are recorded in mortgage banking activities.

(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.

	Other Assets (1)	Other Liabilities (1)
	(in thousands)
Beginning Balance January 1, 2012	$3,612	$(1,528)
Total gains (losses) included in earnings:(2)
Issuances	5,542	(369)
Settlements and closed loans	(3,185)	—
Expirations	(1,392)	1,528
Total gains (losses) included in other comprehensive income	—	—
Ending Balance March 31, 2012 (3)	$4,577	$(369)

(1)	Includes mortgage related interest rate lock commitments and derivative financial instruments entered into to hedge interest rate risk.

(2)	Amounts included in earnings are recorded in mortgage banking activities.

(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.
The unobservable input utilized in the determination of fair value of other assets and liabilities was a pull through rate, which was 73.0% as of March 31, 2013. A pull through rate is management’s assumption as to the percentage of loans in the pipeline that will close and eventually fund. It is based on the Company’s historical fall-out activity. Significant increases in this input in isolation would result in a significantly higher fair value measurement and significant decreases would result in a significantly lower fair value measurement. In addition, IRLCs fair value include mortgage servicing rights that do not trade in an active market with readily observable prices. Accordingly, the fair value is estimated based on a valuation model which calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, market discount rates, cost to service, float earnings rates, and other ancillary income, including late fees.

	For Items Measured at Fair Value Pursuant to Election of the Fair Value Option: Fair Value Gain related to Mortgage Banking Activities for the Three Months Ended
	March 31, 2013	March 31, 2012
	(in thousands)
Mortgage loans held-for-sale	$(1,164)	$(182)
The following tables present the assets that are measured at fair value on a non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial position at March 31, 2013 and December 31, 2012

	Fair Value Measurements at March 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Valuation Allowance
			(in thousands)
Impaired loans	50,861	—	—	50,861	(4,275)
ORE	38,951	—	—	38,951	(22,935)
Mortgage servicing rights	29,471	—	—	29,471	(3,463)
SBA servicing rights	7,161	—	—	7,161	(542)

	Fair Value Measurements at December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Valuation Allowance
			(in thousands)
Impaired loans	$73,255	$—	$—	$73,255	$(6,460)
ORE	39,756	—	—	39,756	(26,751)
Mortgage servicing rights	23,153	—	—	23,153	(5,070)
SBA servicing rights	7,244	—	—	7,244	(339)

Quantitative Information about Level 3 Fair Value Measurements
The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities:

Nonrecurring Measurements	Fair Value at March 31, 2013	Valuation Technique	Unobservable Inputs	Range
	($ in thousands)
Nonrecurring:
Impaired loans	$50,861	Discounted appraisals	Collateral discounts	6.00% - 40.00%
Other Real Estate	38,951	Discounted appraisals	Collateral discounts	6.00% - 40.00%
Mortgage Servicing Rights	29,471	Discounted cash flows	Discount Rate Prepayment Speeds	8.00% - 10.00% 8.00% - 20.00%
SBA Servicing Rights	7,161	Discounted cash flows	Discount Rate Prepayment Speeds	2.00% - 7.00% 3.00% - 13.00%

Recurring:
IRLCs	5,073	Pricing Model	Weighted-Average closing ratio	96.50% - 105.12%
Forward Commitments	(2,442)	Investor Pricing	Pricing spreads	104.30% - 106.60%
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
SBA servicing rights are initially recorded at fair value when loans are sold servicing retained. These assets are then amortized in proportion to and over the period of estimated net servicing income. On a monthly basis these servicing assets are assessed for impairment based on fair value. Management determines fair value by stratifying the servicing portfolio into homogeneous subsets with unique behavior characteristics, converting those characteristics into income and expense streams, adjusting those streams for prepayments, present valuing the adjusted streams, and combining the present values into a total. If the cost basis of any loan stratification tranche is higher than the present value of the tranche, an impairment is recorded. See Note 14 for additional disclosures related to assumptions used in the fair value calculation for SBA servicing rights.
Mortgage servicing rights are initially recorded at fair value when mortgage loans are sold servicing retained. These assets are then amortized in proportion to and over the period of estimated servicing income. On a monthly basis these servicing assets are assessed for impairment based on fair value. Management determines fair value by stratifying the servicing portfolio into homogeneous subsets with unique behavior characteristics, converting those characteristics into income and expense streams, adjusting those streams for prepayments, present valuing the adjusted streams, and combining the present values into a total. If the cost basis of any loan stratification tranche is higher than the present value of the tranche, an impairment is recorded. See Note 14 for additional disclosures related to assumptions used in the fair value calculation for mortgage servicing rights.
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
The following tables present the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held-for-sale for which the fair value option has been elected as of March 31, 2013 and December 31, 2012. The tables also include the difference between aggregate fair value and the aggregate unpaid principal balance of loans held-for-sale that are 90 days or more past due, as well as loans held-for-sale in nonaccrual status:

	Aggregate Fair Value March 31, 2013	Aggregate Unpaid Principal Balance Under FVO March 31, 2013	Fair Value Over Unpaid Principal
(in thousands)
Loans held-for-sale	$281,839	$277,931	$3,908
Past due loans of 90+ days	—	—	—
Nonaccrual loans	—	—	—

	Aggregate Fair Value December 31, 2012	Aggregate Unpaid Principal Balance Under FVO December 31, 2012	Fair Value Over Unpaid Principal
(in thousands)
Loans held-for-sale	$253,108	$248,036	$5,072
Past due loans of 90+ days	—	—	—
Nonaccrual loans	—	—	—
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

	Fair Value Measurements at March 31, 2013 Using:
	Carrying Value	Level 1		Level 2	Level 3		Total
				(in thousands)
Financial assets:
Cash and cash equivalents	$40,262	$40,262		$—	$—	—	$40,262
Investment securities available-for-sale	153,285	—		153,285	—		153,285
Investment securities held-to-maturity	5,523	—		6,039	—		6,039
Total loans (1)	2,109,294	—		281,839	1,748,095		2,029,934
Financial Liabilities:
Noninterest-bearing demand deposits	$385,019	$—	—	$—	$385,019		$385,019
Interest-bearing deposits	1,673,132	—		—	1,680,652		1,680,652
Short-term borrowings	176,051	—		176,153	—		176,153
Long-term debt	77,527	—		79,999	—		79,999

	Fair Value Measurements at December 31, 2012 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
			(in thousands)
Financial Instruments (Assets):
Cash and cash equivalents	$49,020	$49,020	$—	$—	$49,020
Investment securities available-for-sale	154,367	—	154,367	—	154,367
Investment securities held-to-maturity	6,162	—	6,723	—	6,723
Total loans (1)	2,047,143	—	253,108	1,756,169	2,009,277
Financial Instruments (Liabilities):
Noninterest-bearing demand deposits	$381,846	$—	$—	$381,846	$381,846
Interest-bearing deposits	1,686,165	—	—	1,693,579	1,693,579
Short-term borrowings	125,660	—	125,984	—	125,984
Long-term debt	67,527	—	70,085	—	70,085

(1)	Includes $281,839 and $253,108 in mortgage loans held-for-sale at fair value at March 31, 2013 and December 31, 2012, respectively.
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
Overnight repurchase agreements consist primarily of balances in the transaction accounts of commercial customers swept nightly to an overnight investment account. All short-term repurchase agreements are collateralized with investment securities having a market value that approximates the balance borrowed. Overnight repurchase agreements are not subject to offset. The following table describes the Company's offsetting of assets and liabilities as of March 31, 2013:

	Balance prior to Offset	Offset	Balance after Offset	Value of Securities Pledged	Net
	(in thousands)
Overnight repurchase agreements	$12,151	$—	$12,151	$11,780	$371

7. DERIVATIVE FINANCIAL INSTRUMENTS
The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. The risk management program includes the use of forward contracts and other derivatives that are recorded in the financial statements at fair value and are used to offset changes in value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts to economically hedge risks associated with overall price risk related to Interest Rate Lock Commitments (“IRLCs”) and mortgage loans held-for-sale for which the fair value option has been elected. Fair value changes occur as a result of interest rate movements as well as changes in the value of the associated servicing. Derivative instruments used include forward commitments, mandatory commitments and best effort commitments. All derivatives are carried at fair value in the Consolidated Balance Sheets in other assets or other liabilities. A gross loss of $1.2 million was recorded for all related commitments as of March 31, 2013, gross gain of $1.7 million at December 31, 2012, and gross gain of $2.1 million at March 31, 2012.
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
The Company’s derivative positions as of March 31, 2013 and December 31, 2012 were as follows:

	Contract or Notional Amount
	March 31, 2013	December 31, 2012
	(in thousands)
Forward rate commitments	$551,407	$489,179
Interest rate lock commitments	301,563	258,981
Total derivatives contracts	$852,970	$748,160
Total commitments increased by $104.8 million, or 14.0%, to $853.0 million during the first three months of 2013. The increase is a direct result of the Company's residential mortgage production loan pipeline growth which includes both loans held for sale along with locked and unclosed loans.

8. INVESTMENTS
The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Available-for-Sale:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies:
Due in less than one year	$6,135	$6,202	$6,385	$6,481
Due after one year through five years	1,528	1,580	1,532	1,592
Due five years through ten years	1,194	1,296	1,198	1,297
Due after ten years	1,004	1,108	1,005	1,110
Municipal securities
Due in less than one year	1,400	1,413	2,900	2,925
Due after one year through five years	5,010	5,229	5,015	5,265
Due five years through ten years	2,785	3,004	2,789	2,982
Due after ten years	7,611	8,052	7,612	8,077
Mortgage backed securities-agency
Due in less than one year	604	654	846	902
Due after one year through five years	111,546	115,395	109,978	113,888
Due after ten years	9,022	9,352	9,388	9,848
	$147,839	$153,285	$148,648	$154,367
Held-to-Maturity:
Mortgage backed securities-agency	$5,523	$6,039	$6,162	$6,723
There were 2 securities available-for-sale called during the three month period ending March 31, 2013 for a total of $1.8 million. The Bank did not sell any securities during the three month period ending March 31, 2013. The Bank purchased $10.4 million in available-for-sale securities during the three months ended March 31, 2013. There were no purchases for the three months ended March 31, 2012. The Bank sold 31 securities available-for-sale totaling $25.4 million during the three month period ended March 31, 2012. Proceeds received totaled $25.7 million for a gross gain of $303,000. There were no investments held in trading accounts during 2013 and 2012.

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other than Temporary Impairment	Fair Value
	(in thousands)
Available-for-Sale:
Obligations of U.S. Government corporations and agencies	$9,861	$325	$—	$—	$10,186
Municipal securities	16,806	897	(5)	—	17,698
Residential mortgage-backed securities – agency	121,172	4,231	(2)	—	125,401
	$147,839	$5,453	$(7)	$—	$153,285
Held-to-Maturity:
Residential mortgage-backed securities – agency	$5,523	$516	$—	$—	$6,039

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other than Temporary Impairment	Fair Value
	(in thousands)
Available-for-Sale:
Obligations of U.S. Government corporations and agencies	$10,120	$360	$—	$—	$10,480
Municipal securities	18,316	933	—	—	19,249
Residential mortgage-backed securities – agency	120,212	4,462	(36)	—	124,638
	$148,648	$5,755	$(36)	$—	$154,367
Held-to-Maturity:
Residential mortgage-backed securities – agency	$6,162	$561	$—	$—	$6,723
At March 31, 2013 and December 31, 2012, all securities in an unrealized loss position had been in a loss position for less than 12 months, and result from changes in interest rates and not credit related issues.
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
The changes in accumulated other comprehensive income by component for the period ending March 31, 2013 is as follows:

Unrealized Gains and Losses on Available-for-Sale Securities
(in thousands)
Beginning Balance at December 31, 2012	$3,545
Other comprehensive income before reclassifications	(169)
Amount reclassified from accumulated other comprehensive income	—
Net current period other comprehensive income	(169)
Ending Balance at March 31, 2013	$3,376
There were no investment security sales during the period, therefore there was no impact on the Consolidated Statement of Comprehensive Income for reclassifications.

9. LOANS
Non-Covered loans represent existing portfolio loans prior to the Decatur First and Security Exchange FDIC-assisted acquisitions, loans not coved under the Loss Share Agreements, and additional loans made subsequent to the transaction. Loans outstanding, by class, are summarized as follows:

	Non-Covered		Covered
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
		(in thousands)
Commercial loans	$469,505	$459,902	$47,698	$49,341
SBA loans	125,740	120,693	695	735
Total commercial loans	595,245	580,595	48,393	50,076
Construction	81,062	76,304	13,589	13,620
Indirect loans	959,471	930,232	—	—
Installment loans	13,037	17,989	787	785
Total consumer loans	972,508	948,221	787	785
First mortgage loans	35,481	34,611	3,020	3,174
Second mortgage loans	58,796	60,412	8,382	9,233
Total mortgage loans	94,277	95,023	11,402	12,407
Total loans	$1,743,092	$1,700,143	$74,171	$76,888
Loans held-for-sale at March 31, 2013 and December 31, 2012 are shown in the table below:

	March 31, 2013	December 31, 2012
	(in thousands)
SBA loans	$14,102	$20,986
Real estate – mortgage – residential	281,839	253,108
Indirect loans	30,000	30,000
Total	$325,941	$304,094
Nonaccrual loans, segregated by class of loans, were as follows:

	Non-Covered		Covered
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
		(in thousands)
Commercial loans	$17,373	$21,032	$13,502	$10,525
SBA loans	19,754	19,081	—	—
Total commercial loans	37,127	40,113	13,502	10,525
Construction	8,889	9,708	13,130	11,381
Indirect loans	872	2,174	—	—
Installment loans	723	476	932	659
Total consumer loans	1,595	2,650	932	659
First mortgage loans	2,166	3,222	1,576	1,388
Second mortgage loans	2,443	2,020	380	223
Total mortgage loans	4,609	5,242	1,956	1,611
Loans	$52,220	$57,713	$29,520	$24,176

Loans delinquent 30-89 days and troubled debt restructured loans accruing interest, segregated by class of loans at March 31, 2013 and December 31, 2012, were as follows:

	March 31, 2013		December 31, 2012
	Accruing Delinquent 30-89 Days	Troubled Debt Restructured Loans Accruing	Accruing Delinquent 30-89 Days	Troubled Debt Restructured Loans Accruing
		(in thousands)
Commercial loans	$6,992	$6,764	$8,817	$6,571
SBA loans	435	2,863	523	2,888
Construction loans	—	6,894	1,603	7,419
Indirect loans	1,746	2,688	2,437	2,729
Installment loans	1,066	6	407	9
First mortgage loans	608	658	1,421	286
Second mortgage loans	1,307	—	944	—
Total	$12,154	$19,873	$16,152	$19,902
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
During the periods ended March 31, 2013 and 2012, certain loans were modified resulting in TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.
The following table presents loans, by class, which were modified as TDRs that occurred during the three months ended March 31, 2013 and 2012 along with the type of modification:

	Troubled Debt Restructured During the Quarter Ended		Troubled Debt Restructured During the Quarter Ended
	March 31, 2013		March 31, 2012
	Interest Rate	Term	Interest Rate	Term
		(in thousands)
Commercial loans	$214	$—	$200	$—
SBA loans	—	—	—	5,659
Construction	—	—	953	195
Indirect loans	—	433	—	3,015
Installment loans	—	—	—	—
First mortgage loans	—	76	—	291
Second mortgage loans	—	140	—	—
Total	$214	$649	$1,153	$9,160

The following table presents the amount of loans which were restructured in the previous twelve months and which defaulted within each period:

Troubled Debt Restructured During the Twelve Months Ended March 31, 2013 and Defaulting During Three Months Ended March 31, 2013
(in thousands)
Commercial loans	$—
SBA loans	—
Construction	—
Indirect loans	351
Installment loans	—
First mortgage loans	76
Second mortgage loans	—
Total	$427
Note:    A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.
The Company had TDRs with a balance of $34.7 million and $36.0 million at March 31, 2013 and December 31, 2012, respectively. There were charge-offs of TDR loans of $1.9 million and none for the quarter ended March 31, 2013 and March 31, 2012, respectively. The Company is not committed to lend additional amounts as of March 31, 2013 and December 31, 2012 to customers with outstanding loans that are classified as TDRs. Charge-offs on such loans are factored into the rolling historical loss rate, which is one of the considerations used in establishing the allowance for loan losses.
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

A summary of changes in the allowance for loan losses for the covered loan and non-covered loan portfolios for the three months ended March 31, 2013 follows. The allowance for loan losses on the loan portfolio includes $2.3 million related to the Company's acquired covered portfolio at March 31, 2013.

	Three Months Ended March 31, 2013
	Non-Covered Loans	Covered Loans	Total
		(in thousands)
Balance, beginning of period	$31,830	$2,152	$33,982
Provision for loan losses before benefit attributable to FDIC loss share agreements	3,450	130	3,580
Benefits attributable to FDIC loss share agreements	—	(104)	(104)
Net provision for loan losses	3,450	26	3,476
Increase in FDIC loss share receivable	—	104	104
Loans charged-off	(4,330)	—	(4,330)
Recoveries	678	—	678
Balance, end of period	$31,628	$2,282	$33,910
A summary of changes in the allowance for loan losses for non-covered loans, by loan portfolio type, for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31, 2013
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
			(in thousands)
Beginning balance	$13,965	$7,578	$6,135	$3,122	$1,030	$31,830
Charge-offs	(2,589)	(190)	(1,155)	(396)	—	(4,330)
Recoveries	117	72	486	3	—	678
Net Charge-offs	(2,472)	(118)	(669)	(393)	—	(3,652)
Provision for loan losses	3,756	(2,056)	532	537	681	3,450
Ending Balance	$15,249	$5,404	$5,998	$3,266	$1,711	$31,628

	Three Months Ended March 31, 2012
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
			(in thousands)
Beginning balance	$9,183	$8,262	$6,040	$2,535	$1,936	$27,956
Charge-offs	(18)	(1,507)	(1,273)	(95)	—	(2,893)
Recoveries	3	140	315	11	—	469
Net Charge-offs	(15)	(1,367)	(958)	(84)	—	(2,424)
Provision for loan losses	1,805	1,621	746	247	(669)	3,750
Ending Balance	$10,973	$8,516	$5,828	$2,698	$1,267	$29,282
The following table presents, by portfolio segment, the balance in the Allowance disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans and leases as of March 31, 2013 and December 31, 2012. The total of allowance for loan losses are exclusive of covered loans:

	March 31, 2013
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
Allowance for loan losses			(in thousands)
Individually evaluated for impairment	$3,372	$1,187	$385	$1,436	$—	$6,380
Collectively evaluated for impairment	11,877	4,217	5,613	1,830	1,711	25,248
Total allowance for loan losses	$15,249	$5,404	$5,998	$3,266	$1,711	$31,628
Individually evaluated for impairment	$53,691	$16,107	$3,992	$5,351		$79,141
Collectively evaluated for impairment	534,569	68,666	965,095	89,429		1,657,759
Acquired with deteriorated credit quality	55,378	9,878	4,208	10,899		80,363
Total loans	$643,638	$94,651	$973,295	$105,679		$1,817,263

	December 31, 2012
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
Allowance for loan losses			(in thousands)
Individually evaluated for impairment	$4,100	$2,426	$325	$1,534	$—	$8,385
Collectively evaluated for impairment	9,865	5,152	5,810	1,588	1,030	23,445
Total allowance for loan losses	$13,965	$7,578	$6,135	$3,122	$1,030	$31,830
Individually evaluated for impairment	$57,291	$17,127	$3,706	$5,623		$83,747
Collectively evaluated for impairment	520,421	59,176	942,394	88,956		1,610,947
Acquired with deteriorated credit quality	52,959	13,621	2,906	12,851		82,337
Total loans	$630,671	$89,924	$949,006	$107,430		$1,777,031
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
Impaired loans, by class, are shown below:

	March 31, 2013			December 31, 2012
	Unpaid Principal	Amortized Cost (1)	Related Allowance	Unpaid Principal	Amortized Cost (1)	Related Allowance
			(in thousands)
Impaired Loans with Allowance
Commercial loans	$18,222	$16,039	$3,213	$18,581	$18,398	$3,869
SBA loans	5,896	4,713	159	6,968	5,516	231
Construction loans	20,431	15,045	1,187	20,532	15,484	2,426
Indirect loans	3,476	3,373	162	3,514	3,230	140
Installment loans	1,768	563	223	1,617	413	185
First mortgage loans	2,165	2,165	724	2,662	2,661	812
Second mortgage loans	832	764	712	834	775	722
Loans	$52,790	$42,662	$6,380	$54,708	$46,477	$8,385

	March 31, 2013			December 31, 2012
	Unpaid Principal	Amortized Cost (1)	Related Allowance	Unpaid Principal	Amortized Cost (1)	Related Allowance
			(in thousands)
Impaired Loans with No Allowance
Commercial loans	$12,940	$11,925	$—	$14,234	$13,483	$—
SBA loans	22,821	21,014	—	22,906	19,894	—
Construction loans	1,906	1,062	—	2,967	1,643	—
Indirect loans	—	—	—	—	—	—
Installment loans	71	56	—	78	63	—
First mortgage loans	1,084	1,084	—	847	848	—
Second mortgage loans	1,363	1,338	—	1,363	1,339	—
Loans	$40,185	$36,479	$—	$42,395	$37,270	$—

(1)	Amortized cost reflects charge-offs that have been recognized plus other amounts that have been applied to reduce net book balance.

Average impaired loans and interest income recognized, by class, are summarized below.

	Three Months Ended March 31,
	2013			2012
	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash basis Interest Income Recognized on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash basis Interest Income Recognized on Impaired Loans
			(in thousands)
Commercial loans	$29,714	$247	$—	$23,027	$80	$—
SBA loans	24,928	292	2	21,060	280	—
Construction loans	16,484	43	—	37,509	72	—
Indirect loans	3,391	38	—	3,515	28	—
Installment loans	519	33	—	523	24	—
First mortgage loans	3,666	9	—	3,852	5	—
Second mortgage loans	2,106	10	—	845	1	—
	$80,808	$672	$2	$90,331	$490	$—
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

The table below shows the weighted average asset rating by class as of March 31, 2013 and December 31, 2012:

	Weighted Average Asset Rating
	March 31, 2013	December 31, 2012
Commercial loans	3.92	3.97
SBA loans	4.63	4.38
Construction loans	4.72	5.01
Indirect loans	3.01	3.02
Installment loans	3.85	3.75
First mortgage loans	3.10	3.11
Second mortgage loans	3.37	3.39
The Bank uses FICO scoring to help evaluate the likelihood consumer borrowers will pay their credit obligations as agreed. The weighted-average FICO score for the indirect loan portfolio, included in consumer installment loans, was 735 at March 31, 2013 and December 31, 2012.
Purchased Credit Impaired ("PCI") Loans:
The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans follows.

	March 31, 2013	December 31, 2012
	(in thousands)
Commercial	$55,378	$52,959
Construction	9,878	13,621
Mortgage	10,899	12,851
Consumer	4,208	2,906
Outstanding Balance	$80,363	$82,337
Accretable yield, or income expected to be collected, is as follows.

	March 31, 2013	December 31, 2012
	(in thousands)
Balance, Beginning Period	$20,132	$16,059
New loans purchased	—	10,295
Accretion of income	(1,105)	(5,546)
Reclassification of nonaccretable difference	—	—
Disposals	(867)	(676)
Balance, Ending Period	$18,160	$20,132
PCI loans purchased during the periods ending March 31, 2013 and December 31, 2012 for which it was probable at acquisition that all contractually required payments would not be collected follows.

	March 31, 2013	December 31, 2012
	(in thousands)
Contractually required payments receivable of loans purchased during the year:
Commercial	$—	$44,800
Construction	—	11,678
Mortgage	—	4,545
Consumer	—	1,036
Balance, Ending Period	$—	$62,059

Cash flows expected to be collected at acquisition	$—	$57,448
Fair value of acquired loans at acquisition	$—	$47,211

10. OTHER REAL ESTATE AND PROPERTY ACQUIRED IN THE SETTLEMENT OF LOANS
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

	March 31, 2013	December 31, 2012
	(in thousands)
Real estate acquired in settlement of loans	38,951	39,756
Personal property acquired in settlement of loans	975	1,354
Total property acquired in settlement of loans	$39,926	$41,110
The following table summarizes the changes in real estate acquired in settlement of loans at the periods indicated.

	For the Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Real estate acquired in settlement of loans, beginning of the period	$39,756	$30,526
Plus: New real estate acquired in settlement of loans	6,726	1,230
Plus: Real estate acquired in FDIC assisted acquisitions	—	—
Less: Sales of real estate acquired in settlement of loans	(5,977)	(6,058)
Less: LOCOM adjustments on other real estate acquired	(290)	979
Less: Write-downs on other real estate	(1,264)	(948)
Real estate acquired in settlement of loans, end of period	$38,951	$25,729
For the three months ending March 31, 2013 and 2012, respectively, there were write-downs totaling $1.3 million and 948,000 on ORE recorded in other operating expenses. For the same periods there were proceeds from sales of $7.5 million and $6.1 million, respectively, from ORE by the Company, resulting in net gains on sales of $1.5 million and $250,000, respectively.
ORE consisted of the following:

	Non-Covered		Covered
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
		(in thousands)
Commercial	$11,508	$7,959	$5,564	$7,912
Residential	2,731	2,719	4,954	4,905
Lots	15,496	18,345	5,984	6,090
Gross other real estate	29,735	29,023	16,502	18,907
Valuation allowance	(5,687)	(6,864)	(1,599)	(1,310)
Total real estate owned	$24,048	$22,159	$14,903	$17,597

11. OTHER ASSETS, OTHER LIABILITIES, OTHER OPERATING INCOME, AND OTHER OPERATING EXPENSE
Other assets and other liabilities at March 31, 2013 and December 31, 2012 are summarized as follows:

	For the Period Ended
	March 31, 2013	December 31, 2012
	(in thousands)
Other Assets:
Receivables and prepaid expenses	$3,081	$3,605
Prepaid taxes	—	316
Prepaid FDIC insurance	5,043	5,533
Common stock of trust preferred securities subsidiaries	2,027	2,027
Investment in Georgia tax credits	729	784
Florida bank charter	1,289	1,289
Deferred compensation	2,724	2,404
Repossessions	975	1,354
Fair Value of mortgage-related derivatives	5,521	4,864
Core deposit intangible, net	1,206	1,246
Other	282	271
Total other assets	$22,877	$23,693
Other Liabilities:
Payables and accrued expenses	$9,025	$11,210
Taxes payable	2,119	3,001
Fair value of mortgage-related derivatives	2,899	1,053
Deferred compensation	2,724	2,404
Other	3,077	3,444
Total other liabilities	$19,844	$21,112
Other operating income and other operating expense for the three month period ending March 31, 2013 and 2012 are summarized as follows:

	For the Period Ended
	March 31, 2013	March 31, 2012
	(in thousands)
Other Operating Income:
Gain on the sale of ORE	$1,549	$250
Gain on acquisitions	—	206
Insurance Commissions	226	182
Rental income from ORE properties	296	106
Accretion of FDIC indemnification asset	138	171
Other operating income	164	98
Total other operating income	$2,373	$1,013
Other Operating Expense:
Employee expenses	$491	$461
Business Taxes	227	237
Lending expenses	955	673
ATM and check card expenses	209	164
Advertising and promotions	394	232
Stationary, printing and supplies	274	279
Other insurance expense	230	280
Other operating expense	930	1,020
Total other operating expense	$3,710	$3,346

12. SHORT-TERM BORROWINGS
The following schedule details the Company’s FHLB borrowings and other short-term indebtedness at March 31, 2013 and December 31, 2012.

	For the Period Ended
	March 31, 2013	December 31, 2012
	(in thousands)
Repurchase agreements	$12,151	$12,160
FHLB short-term borrowings:
New FHLB short-term borrowings	72,500	36,000
Long-term FHLB borrowing maturing in less than one year (1)	27,500	52,500
Federal Funds Purchased	63,900	25,000
Total short-term borrowings	$176,051	$125,660
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
13. LONG-TERM DEBT
Other Long-term Debt is summarized as follows:

	For the Period Ended
	March 31, 2013	December 31, 2012
	(in thousands)
Long-Term Debt:
FHLB Fixed Rate Credit Advance with interest at 0.41%, maturing March 12, 2015	$10,000	$—
Long-term debt	$10,000	$—
14. CERTAIN TRANSFERS OF FINANCIAL ASSETS
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

At March 31, 2013 and December 31, 2012, the total fair value of servicing for mortgage loans was $29.5 million and $23.2 million, respectively. The fair value of servicing for SBA loans at March 31, 2013 and December 31, 2012, was $7.2 million and $7.2 million, respectively. To estimate the fair values of these servicing assets, consideration was given to dealer indications of market value, where applicable, as well as the results of discounted cash flow models using key assumptions and inputs for prepayment rates, credit losses, and discount rates. Carrying value of these servicing assets is shown below:

	March 31, 2013	December 31, 2012
	(in thousands)
Mortgage servicing	$29,163	$23,085
SBA servicing	6,233	6,192
Indirect servicing	1,133	967
Total carrying value of servicing assets	$36,529	$30,244
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
During the three months ended March 31, 2013 and 2012, the Company sold residential mortgage loans with unpaid principal balances of $536.8 million and $297.0 million, respectively on which the Company retained the related mortgage servicing rights (MSRs) and receives servicing fees. At March 31, 2013 and December 31, 2012, the approximate weighted average servicing fee was 0.25% of the outstanding balance of the residential mortgage loans. The weighted average coupon interest rate on the portfolio of mortgage loans serviced for others was 3.89% and 3.99% at March 31, 2013 and December 31, 2012, respectively.
The following is an analysis of the activity in the Company’s residential MSR and impairment for the quarters ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2012	2012
	(in thousands)
Residential Mortgage Servicing Rights
Beginning carrying value	$23,085	$11,456
Additions	6,176	3,251
Amortization	(1,705)	(797)
Impairment, net	1,607	1,107
Ending carrying value	$29,163	$15,017

	Three Months Ended March 31,
	2012	2012
	(in thousands)
Residential Mortgage Servicing Impairment
Beginning balance	$5,070	$2,785
Additions	—	—
Recoveries	(1,607)	(1,107)
Ending balance	$3,463	$1,678

The Company uses assumptions and estimates in determining the impairment of capitalized MSRs. These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by market participants to value and bid MSRs available for sale in the market. At March 31, 2013, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the accompanying table.

	March 31, 2013	December 31, 2012
	($ in thousands)
Residential Mortgage Servicing Rights
Fair Value of Residential Mortgage Servicing Rights	$29,471	$23,153
Composition of Residential Loans Serviced for Others:
Fixed-rate mortgage loans	99%	99%
Adjustable-rate mortgage loans	1%	1%
Total	100%	100%
Weighted Average Remaining Term	26.0 years	25.7 years
Prepayment Speed	13.01%	15.75%
Effect on fair value of a 10% increase	$(1,299)	$(1,131)
Effect on fair value of a 20% increase	(2,498)	(2,155)
Weighted Average Discount Rate	8.82%	8.56%
Effect on fair value of a 10% increase	$(908)	$(1,177)
Effect on fair value of a 20% increase	(1,765)	(1,745)
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
Information about the asset quality of mortgage loans managed by the Company is following table:

	March 31, 2013
	Unpaid Principal	Delinquent (days)		YTD Charge-offs
		30 to 89	90+
	(in thousands)
Loan Servicing Portfolio	$2,998,915	$4,518	$2,279	$—
Mortgage Loans Held-for-Sale	281,839	—	—	—
Mortgage Loans Held-for-Investment	38,854	329	397	368
Total Residential Mortgages Serviced	$3,319,608	$4,847	$2,676	$368
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
During the three months ended March 31, 2013 and 2012, the Company sold SBA loans with unpaid principal balances of $10.2 million and $14.2 million, respectively. The Company retained the related loan servicing rights and receives servicing fees. At March 31, 2013 and December 31, 2012, the approximate weighted average servicing fee as a percentage of the outstanding balance of the SBA loans was 0.86%. The weighted average coupon interest rate on the portfolio of loans serviced for others was 4.96% at March 31, 2013 and December 31, 2012.

The following is an analysis of the activity in the Company’s SBA loan servicing rights and impairment for the quarters ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
SBA Loan Servicing Rights
Beginning carrying value	$6,192	$5,736
Additions	489	222
Amortization	(245)	(131)
(Impairment)/recoveries, net	(203)	(190)
Ending carrying value	$6,233	$5,637

	Three Months Ended March 31,
	2013	2012
	(in thousands)
SBA Servicing Rights Impairment
Beginning balance	$339	$213
Additions	416	214
Recoveries	(213)	(24)
Ending balance	$542	$403
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
The Company uses assumptions and estimates in determining the impairment of capitalized SBA loan servicing rights. These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by market participants to value and bid servicing rights available for sale in the market. At March 31, 2013, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the accompanying table.

	March 31, 2013	December 31, 2012
	($ in thousands)
SBA Loan Servicing Rights
Fair Value of SBA Servicing Rights	$7,161	$7,244
Composition of SBA Loans Serviced for Others:
Fixed-rate SBA loans	—%	—%
Adjustable-rate SBA loans	100%	100%
Total	100%	100%
Weighted Average Remaining Term	20.1 years	20.8 years
Prepayment Speed	7.34%	3.80%
Effect on fair value of a 10% increase	$(171)	$(191)
Effect on fair value of a 20% increase	(335)	(374)
Weighted Average Discount Rate	4.95%	4.92%
Effect on fair value of a 10% increase	$(253)	$(180)
Effect on fair value of a 20% increase	(495)	(266)
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

Information about the asset quality of SBA loans managed by Fidelity is shown below.

	March 31, 2013			YTD Charge-offs
	Unpaid Principal	Delinquent (days)
		30 to 89	90+
	($ in thousands)
SBA Serviced for Others Portfolio	$213,034	$872	$308	$—
SBA Loans Held-for-Sale	14,102	—	—	—
SBA Loans Held-for-Investment	126,467	3,538	14,571	126
Total SBA Loans Serviced	$353,603	$4,410	$14,879	$126
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
15. RECENT ACCOUNTING PRONOUNCEMENTS
In December 2011, FASB issued ASU No. 2011-11 "Disclosures about Offsetting Assets and Liabilities" for companies with financial instruments and derivative instruments that offset or are subject to a master netting agreement. The amendments require disclosure of both gross information and net information about instruments and transactions eligible for offset or subject to an agreement similar to a master netting agreement. The amendments were effective for reporting periods beginning on or after January 1, 2013 and required retrospective presentation for all comparative periods presented. Additionally, in January 2013, the FASB issued ASU 2013-01 "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" which clarified that the amendments apply only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in U.S. GAAP or subject to a master netting arrangement or similar agreement. The required disclosure for this ASU can be found in footnote "6. FAIR VALUE ELECTION AND MEASUREMENT" of this report of Form 10-Q. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.
In July 2012, FASB issued ASU No. 2012-02 “Testing Indefinite-Lived Intangible Assets for Impairment” which permit an entity to consider qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible assets are impaired, then the entity is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The amendments are effective for annual and interim impairment test performed for fiscal years beginning after September 15, 2012. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.
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
In February 2013, FASB issued ASU No. 2013-02 "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The amendments address reporting of amounts reclassified out of accumulated other comprehensive income. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments will be effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. Early adoption is permitted. The required disclosure for this ASU can be found in footnote "8. INVESTMENTS" of this report of Form 10-Q. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
16. SUBSEQUENT EVENTS
The Board of Directors has approved the distribution on April 18, 2013, of the regular quarterly dividend to be paid in shares of common stock. The Corporation distributed one new share for every 120 shares held on the record date of May 1, 2013. Basic and diluted earnings per share for prior years have been retroactively adjusted to reflect this stock dividend.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis reviews important factors affecting our financial condition at March 31, 2013, compared to December 31, 2012, and compares the results of operations for the three months ended March 31, 2013 and 2012. These comments should be read in conjunction with our consolidated financial statements and accompanying notes appearing in this report and the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2012. All percentage and dollar variances noted in the following analysis are calculated from the balances presented in the accompanying consolidated financial statements.
Forward-Looking Statements
This report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations relating to present or future trends or factors generally affecting the banking industry and specifically affecting our operations, markets and services. Without limiting the foregoing, the words “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon assumptions we believe are reasonable and may relate to, among other things, the difficult economic conditions and the economy’s impact on operating results, credit quality, liquidity, capital, the adequacy of the allowance for loan losses, changes in interest rates, and litigation results. These forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those projected for many reasons, including without limitation, changing events and trends that have influenced our assumptions.
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
This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included herein and are not intended to represent a complete list of all risks and uncertainties in our business. Investors are encouraged to read the related section in our 2012 Annual Report on Form 10-K, including the “Risk Factors” set forth therein. Additional information and other factors that could affect future financial results are included in our filings with the Securities and Exchange Commission.
Important Factors Impacting Comparability of Results
We have accounted for our acquisition of Securities Exchange Bank (“Security Exchange”) using the acquisition method of accounting as of the acquisition date. Under these accounting rules, the results of our operations for the three months ended March 31, 2013 include the results of Security Exchange, but the results of operations for the three months ended March 31, 2012 do not include the results of Security Exchange. Our balance sheets as of March 31, 2013 and December 31, 2012, include the assets, liabilities and equity of Security Exchange. Footnotes and tables presented as of March 31, 2012 do not include the assets, liabilities and equity of Security Exchange.

Selected Financial Data

	For the Three Months Ended March 31,
($ in thousands, except per share data)	2013	2012
RESULTS OF OPERATIONS
Net Interest Income	$21,075	$19,655
Provision for Loan Losses	3,476	3,750
Non-Interest Income	25,047	17,655
Non-Interest Expense	32,524	25,350
Income Tax Expense	3,631	2,894
Net Income	6,491	5,316
Preferred Stock Dividends	(823)	(823)
Net Income Available to Common Shareholders	5,668	4,493
PERFORMANCE
Earnings Per Share – Basic (1)	$0.38	$0.31
Earnings Per Share – Diluted (1)	$0.33	$0.28
Return on Average Assets	1.07%	0.96%
Return on Average Equity	13.53%	12.67%
NET INTEREST MARGIN
Interest Earning Assets	4.55%	4.96%
Cost of Funds	0.84%	1.06%
Net Interest Spread	3.71%	3.90%
Net Interest Margin	3.77%	3.86%
CAPITAL
Tier 1 Risk-Based Capital	12.22%	11.91%
Total Risk-Based Capital	13.48%	13.66%
Leverage Ratio	10.51%	10.04%
AVERAGE BALANCE SHEET
Loans, Net of Unearned	$2,096,551	$1,785,382
Investment Securities	161,861	240,342
Earning Assets	2,281,648	2,063,475
Total Assets	2,469,538	2,215,944
Deposits	1,663,394	1,577,682
Borrowings	222,028	168,639
Shareholders’ Equity	194,559	168,751
STOCK PERFORMANCE
Market Price
Closing (1)	$11.50	$6.39
High Close (1)	$11.81	$6.50
Low Close (1)	$9.56	$5.51
Daily Average Trading Volume	23,583	8,645
Book Value Per Common Share	$10.14	$8.56
Price to Book Value	1.13	0.75
Tangible Book Value Per Common Share (1)	$9.97	$8.41
Price to Tangible Book Value	1.15	0.76
ASSET QUALITY (2)
Total Non-Performing Loans	$81,740	$77,010
Total Non-Performing Assets	$121,666	$103,705
Loans 90 Days Past Due and Still Accruing	$141	$290
Non-Performing Loans as a % of Loans	4.50%	4.64%
Non-Performing Assets as a % of Loans and ORE	6.55%	6.16%
ALL to Non-Performing Loans	41.49%	38.02%
Net Charge-Offs During the Period to Average Loans	0.17%	0.14%
ALL as a % of Loans, at End of Period	1.86%	1.76%
OTHER INFORMATION
Non-Interest Income to Revenues	54.31%	47.32%
End-of-Period shares outstanding	14,971,580	14,629,133
Weighted Average Shares Outstanding - Basic (1)	14,951,008	14,527,631
Weighted Average Shares Outstanding - Diluted (1)	16,944,361	16,002,923
Full-time Equivalent Employees	806.0	656.5

(1)	Adjusted for stock dividend and retroactive application on shares outstanding

(2)	Including FDIC covered assets

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
The Bank provides an array of financial products and services for business and retail customers primarily through 31 branches in Fulton, Dekalb, Cobb, Clayton, Forsyth, Gwinnett, Rockdale, Coweta, Henry, Greene, and Barrow Counties in Georgia, a branch in Jacksonville, Duval County, Florida, and online at www.LionBank.com. The Bank's customers are primarily individuals and small and medium sized businesses located in Georgia. Mortgage and construction loans are also provided through a branch in Jacksonville, Florida. Mortgage loans, automobile loans, and Small Business Administration (“SBA”) loans are provided through employees located in eleven Southern states.
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
The following table provides a more detailed analysis of these non-GAAP measures:

($ in thousands, except per share data)	March 31, 2013	December 31, 2012	March 31, 2012
Total shareholders' equity	$199,301	$192,888	$171,922
Less:
Preferred stock	47,564	47,344	46,682
Common shareholders' equity	$151,737	$145,544	$116,330
Total shareholders' equity	$199,301	$192,888	$171,922
Less:
Core deposit intangible	1,206	1,246	951
Preferred stock	47,564	47,344	46,682
Tangible common shareholders' equity	$150,531	$144,298	$124,289
Total shareholders' equity	$199,301	$192,888	$171,922
Less:
Core deposit intangible	1,206	1,246	951
Tangible shareholders' equity	$198,095	$191,642	$170,971
Total assets	$2,532,249	$2,477,291	$2,215,226
Less:
Core deposit intangible	1,206	1,246	951
Tangible assets	$2,531,043	$2,476,045	$2,214,275
Book value per common share	$10.14	$9.77	$8.56
Effect of intangible assets	(0.17)	(0.17)	(0.15)
Tangible book value per common share	$9.97	$9.60	$8.41
Results of Operations
Net Income
For the three months ended March 31, 2013, the Company recorded net income of $6.5 million compared to net income of $5.3 million for the same period of 2012. Net income available to common equity was $5.7 million and $4.5 million for the three months ended March 31, 2013 and 2012, respectively. Basic and diluted earnings per share for the first quarter of 2013 were $0.38 and $0.33, respectively, compared to $0.31 and $0.28, respectively, for the three months ended March 31, 2012. The increase in net income for the three months ended March 31, 2013, compared to the same period in 2012, primarily the result of a $1.4 million increase in net interest income and a $5.7 million increase in mortgage banking income offset primarily by increased salary and benefit expense of $5.8 million.
Net Interest Income
Net interest income for the three months ended March 31, 2013, increased $1.4 million, or 7.2%, to $21.1 million compared to the same period in 2012. Net interest margin decreased 9 basis points to 3.77% in the first quarter of 2013, compared to 3.86% in the same period in 2012 from the combination of a decrease in the cost of interest-bearing liabilities and an increase in the average balance of interest-earning assets. Excluding the accretion of the purchased loan discount of $1.4 million and $716,000, the net interest margin would have decreased to 3.52% in the first quarter of 2013 and 3.72% for the first quarter of 2012, respectively.
The cost of funds on total interest-bearing liabilities decreased 22 basis points to 0.84% for the first quarter of 2013 compared to the same period in 2012 as a result of a continued reduction in deposit interest rates in response to the market and our local competition. The 22 basis point decrease in cost of funds contributed $1.0 million of the $1.4 million increase in net interest income, although it was slightly offset by a $288,000 increase in interest expense related to the $139.1 million, or 7.97%, increase in average interest-bearing liabilities.
The average balance of interest-earning assets increased by $218.2 million, or 10.6%, to $2.282 billion for the first three months of 2013, when compared to the same period in 2012. The increase contributed $2.4 million of interest income, which was mostly offset by a decrease in the yield on interest-earning assets. The yield on interest-earning assets for the three month period ended March 31, 2013 was 4.55%, a decrease of 41 basis points when compared to the yield on interest-earning assets for the same period in 2012. For the three month periods this decrease equated to a $2.3 million decrease in interest income. For the first three months of 2013, the average balance of loans outstanding increased $311.2 million, or 17.4%, to $2.097 billion, when compared to the same period in 2012. The increase in the loan portfolio was primarily the result of the growth in the mortgage and indirect lending portfolios due to increased market penetration which contributed approximately $144.4 million and $80.7 million, respectively, in average loan balances, and the FDIC-assisted acquisitions of Security Exchange which contributed approximately $33.8 million in average loan balances to the first three months of 2013. The yield on average loans outstanding for the three months ended March 31, 2013 decreased 49 basis points to 4.64% when compared to the same period in 2012 as strong competition for high-quality loans continue to pervade our market. Average Investment securities decreased $78.5 million, or 32.7%, and yielded 2.82%.
The Bank manages its net interest spread and net interest margin based primarily on its loan and deposit pricing. As part of management’s concerted effort to reduce the cost of funds on deposits, there was a shift in the mix of deposits from higher cost certificate of deposits to lower cost savings and money market accounts and noninterest-bearing demand deposits. Noninterest-bearing demand deposits increased by $90.2 million, or 32.4%, which compared to the same three month period in 2012, a much faster increase than the 5.4% increase in interest-bearing deposits.

	THREE MONTHS ENDED
	March 31, 2013			March 31, 2012
($ in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans, net of unearned income:
Taxable	$2,090,711	$23,902	4.64%	$1,780,480	$22,705	5.13%
Tax-exempt (1)	5,840	65	4.52%	4,902	50	4.15%
Total loans	2,096,551	23,967	4.64%	1,785,382	22,755	5.13%
Investment securities:
Taxable	143,965	849	2.39%	220,553	1,305	2.38%
Tax-exempt (2)	17,896	276	6.26%	19,789	310	6.39%
Total investment securities	161,861	1,125	2.82%	240,342	1,615	2.70%
Interest-bearing deposits	22,353	3	0.06%	36,741	18	0.20%
Federal funds sold	883	—	0.06%	1,010	—	0.05%
Total interest-earning assets	2,281,648	25,095	4.55%	2,063,475	24,388	4.96%
Noninterest-earning:
Cash and due from banks	13,962			14,485
Allowance for loan losses	(33,662)			(28,037)
Premises and equipment, net	37,886			29,464
Other real estate	38,783			29,357
Other assets	130,921			107,200
Total assets	$2,469,538			$2,215,944

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand deposits	$620,425	$418	0.27%	$536,982	$397	0.30%
Savings deposits	330,364	377	0.46%	377,187	292	0.31%
Time deposits	712,605	1,832	1.04%	663,513	2,318	1.41%
Total interest-bearing deposits	1,663,394	2,627	0.64%	1,577,682	3,007	0.77%
Federal funds purchased	57,111	106	0.76%	473	1	0.86%
Securities sold under agreements to repurchase	11,496	5	0.16%	16,057	9	0.22%
Other short-term borrowings	83,672	293	1.42%	37,577	164	1.75%
Subordinated debt	67,527	867	5.21%	67,527	1,139	6.79%
Long-term debt	2,222	2	0.41%	47,005	287	2.46%
Total interest-bearing liabilities	1,885,422	3,900	0.84%	1,746,321	4,607	1.06%
Noninterest-bearing:
Demand deposits	368,483			278,310
Other liabilities	21,074			22,562
Shareholders’ equity	194,559			168,751
Total liabilities and shareholders’ equity	$2,469,538			$2,215,944
Net interest income/spread		$21,195	3.71%		$19,781	3.90%
Net interest margin			3.77%			3.86%

(1)	Interest income includes the effect of taxable equivalent adjustment for 2013 and 2012 of $22,800 and $17,700, respectively.

(2)	Interest income includes the effect of taxable-equivalent adjustment for 2013 and 2012 of $96,600 and $108,300, respectively.

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
The allowance for loan losses for homogeneous pools is allocated to loan types based on historical net charge-off rates adjusted for any current trends or other factors. The specific allowance for individually reviewed nonperforming loans and loans having greater than normal risk characteristics is based on a specific loan impairment analysis which in many cases relies predominantly on the adequacy of loan collateral.
In determining the appropriate level for the allowance, management ensures that the overall allowance appropriately reflects a margin for the imprecision inherent in most estimates of the range of probable credit losses. This additional amount, if any, is reflected in the overall allowance. Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio at March 31, 2013 (see “Asset Quality”).
The provision for loan losses for the three month period ending March 31, 2013 was $3.5 million compared to $3.8 million for the same period in 2012. The year-to-date decrease was primarily a result of improving credit trends and a net decrease in required specific reserves as more charge-offs for classified construction borrowers were processed and the associated collateral was transferred to ORE following foreclosure than additional problem loans being added and that require a specific reserve.
At date of acquisition, no allowance for loan losses was recorded on the covered loans acquired under the loss share agreements with the FDIC because these loans were recorded at fair value. On an ongoing basis, the Company re-evaluates the cash flows expected to be collected on the covered loans based on updates of assumptions regarding default rates, loss severities, and other factors that are reflective of current market conditions and, based upon those evaluations, determines if additional provision expense is required for the covered loans. Fidelity has evaluated the recorded investment of the covered loans and has compared the original Day 1 estimated losses to current estimated losses and has determined that an allowance for loan losses of $2.3 million was necessary for these covered loans as of March 31, 2013. The following schedule summarizes changes in the allowance for loan losses for the periods indicated:

	Three Months Ended March 31,		Year Ended December 31,
($ in thousands)	2013	2012	2012
Balance at beginning of period	$33,982	$27,956	$27,956
Net charge-offs (recoveries):
Commercial, financial and agricultural	2,416	18	1,090
SBA	56	(3)	455
Real estate-construction	118	1,367	2,798
Real estate-mortgage	393	84	632
Consumer installment	669	958	5,367
Total net charge-offs	3,652	2,424	10,342
Provision for Loan Losses - Non-Covered Loans	3,450	3,750	12,066
Impairment Provision - Covered Loans	26	—	1,354
Indemnification - Covered Loans	104	—	4,563
Write-offs to transfer to ORE	—	—	(1,615)
Balance at end of period	$33,910	$29,282	$33,982
Annualized ratio of net charge-offs to average loans	0.86%	0.59%	0.60%
Allowance for loan losses as a percentage of loans at end of period	1.86%	1.76%	1.92%
Allowance for loan losses as a percentage of loans, excluding covered loans	1.95%	1.84%	2.01%
Net charge-offs for the three months ended 2013 totaled $3.7 million, up from $2.4 million of net charge-offs recorded in the same period of 2012 primarily due to the default and charge-off of one commercial loan during the first quarter of 2013.

Noninterest Income
The categories of noninterest income, and the dollar and percentage change between periods, are as follows:

	Three Months Ended March 31,		$	%
($ in thousands)	2013	2012	Change	Change
Service charges on deposit accounts	$949	$1,133	$(184)	(16.2)%
Other fees and charges	887	784	103	13.1
Mortgage banking activities	17,795	12,084	5,711	47.3
Indirect lending activities	1,646	1,163	483	41.5
SBA lending activities	1,084	853	231	27.1
Bank owned life insurance	313	322	(9)	(2.8)
Securities gains	—	303	(303)	(100.0)
Other noninterest income:
Gain on the sale of ORE	1,549	250	1,299	519.6
Gain on acquisitions	—	206	(206)	(100.0)
Insurance Commissions	226	182	44	24.2
Rental income from ORE properties	296	106	190	179.2
Accretion of FDIC indemnification asset	138	171	(33)	(19.3)
Other operating income	164	98	66	67.3
Total noninterest income	$25,047	$17,655	$7,392	41.9%
Noninterest income for the three months ended March 31, 2013 was $25.0 million compared to $17.7 million for the same period in 2012, an increase of $7.4 million for the three month period. The increase is the result of an increase in mortgage banking activities of $5.7 million to $17.8 million for the quarter ended March 31, 2013 compared to the same period in 2012, an increase of 47.3%. The increase was driven by a 76.2% increase in the pipeline which exceeded $582.0 million at March 31, 2013; total funded loan volume of over $651.3 million, a 62.5% increase compared to the same quarter in 2012. Historically low interest rates and an increase in origination staff contributed to the increase in both the pipeline and funding volume. Although the Company cannot predict future mortgage refinancing demand, the Company intends to continue to strategically increase the number of mortgage loan originators and support staff. Mortgage servicing rights (MSR) values can be highly impacted by fluctuation in market interest rates and global financial market uncertainty. During periods of economic uncertainty this can result in projected declining interest rates. A significant enough decline can result in a temporary impairment of MSR value primarily as a result of increased underlying loan prepayments. As the markets stabilize and/or rates increase, the prepayment assumptions decrease resulting in increased servicing values which can result in an impairment recovery.
Noninterest Expense
The categories of noninterest expense, and the dollar and percentage change between periods, are as follows:

	Three Months Ended March 31,		$	%
($ in thousands)	2013	2012	Change	Change
Salaries and employee benefits	$20,672	$14,849	$5,823	39.2%
Furniture and equipment	998	977	21	2.1
Net occupancy	1,409	1,210	199	16.4
Communication	760	619	141	22.8
Professional and other services	2,246	2,141	105	4.9
Cost of operation of other real estate	2,203	1,737	466	26.8
FDIC insurance premiums	526	471	55	11.7
Other noninterest expense:
Employee expenses	491	461	30	6.5
Business Taxes	227	237	(10)	(4.2)
Lending expenses	955	673	282	41.9
ATM and check card expenses	209	164	45	27.4
Advertising and promotions	394	232	162	69.8
Stationary, printing and supplies	274	279	(5)	(1.8)
Other insurance expense	230	280	(50)	(17.9)
Other operating expense	930	1,020	(90)	(8.8)
Total noninterest expense	$32,524	$25,350	$7,174	28.3%

Noninterest expense was $32.5 million for the three month period ended March 31, 2013, compared to $25.4 million for the same period in 2012, an increase of $7.2 million, or 28.3%. The increase was a result of higher salaries and employee benefits which increased $5.8 million, or 39.2%, due to higher commission expense related to the increased mortgage banking volume and increased personnel from the Security Exchange acquisition. Also contributing to the increase in noninterest expense was a $466,000 increase in ORE expense.
Details of ORE expense are presented below:

	Three Months Ended March 31,
	2013		2012
($ in thousands)	$	%	$	%
Write-down of ORE	$1,263	57.3%	$947	54.5%
ORE real property taxes	93	4.2%	208	12.0%
Foreclosure expense	464	21.1%	225	13.0%
ORE misc. expense	383	17.4%	357	20.5%
Other real estate expense	$2,203	100.0%	$1,737	100.0%
Provision for Income Taxes
The provision for income taxes for the first quarter of 2013 was $3.6 million, compared to $2.9 million for the same period in 2012. The increased income tax expense for the three month period ending March 31, 2013 was primarily the result of an increase in income before income taxes.
Financial Condition
Total assets were $2.532 billion at March 31, 2013, compared to $2.477 billion at December 31, 2012, an increase of $55.0 million, or 2.2%. This increase was due to an $21.8 million increase in loans held-for-sale, $40.2 million in loans, and $6.3 million in servicing assets. These increases were offset by a decrease in cash and due from banks of $8.8 million, investment securities available-for-sale of $1.1 million, and FDIC indemnification asset of $3.5 million.
Cash and cash equivalents decreased $8.8 million, or 17.9%, to $40.3 million at March 31, 2013, compared to December 31, 2012. This balance varies with the Bank’s liquidity needs and is influenced by scheduled loan closings, investment purchases, timing of customer deposits, and loan sales.
Loans increased $40.2 million, or 2.3%, to $1.817 billion at March 31, 2013, compared to $1.777 billion at December 31, 2012. The increase in loans was primarily the result of an increase in consumer loans of $24.3 million, or 2.56%, to $973.3 million, an increase in construction loans of $4.7 million, or 5.26%, to $94.7 million, and an increase in commercial loans of $8.0 million, or 1.56%, to $517.2 million. Consumer installment loans increased as the Bank grew its indirect automobile loan portfolio by expanding its lending area. Commercial and construction loans increased primarily due to improvements in market conditions and increased loan demand inside of our lending footprint. Loans held-for-sale increased $21.8 million, or 7.2%, to $325.9 million at March 31, 2013, compared to December 31, 2012. The increase was due primarily to an increase in mortgage loans held-for-sale as a result of continued low mortgage interest rates during the first three months of 2013 which increased loan volume and also due to the Company's increased mortgage loan originators in strategic locations. Total loan production and loans sold are detailed in the table below:

	Three Months Ended March 31,		Year Ended December 31,
(in thousands)	2013	2012	2012	2011	2010
Loans Originated	$999,943	$689,992	$3,669,008	$2,492,439	$2,209,238
Loans Sold	$702,305	$391,028	$2,342,356	$1,446,025	$1,245,659
Indirect Automobile Lending
The Bank purchases, on a nonrecourse basis, consumer installment contracts secured by new and used vehicles purchased by consumers from franchised motor vehicle dealers and selected independent dealers located throughout the Southeast. A portion of the indirect automobile loans the Bank originates is generally sold with servicing retained. At March 31, 2013, December 31, 2012, and March 31, 2012, we were servicing $340.8 million, $318.0 million, and $206.8 million, respectively, in loans we had sold, primarily to other financial institutions.

The following schedule summarizes our indirect lending at March 31, 2013, December 31, 2012 and March 31, 2012:

	Three Months Ended
($ in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Average loans outstanding	$953,722	$966,082	$902,778
Past due loans:
$ amount of indirect loans past due	$1,159	$1,262	$1,302
# of indirect loans past due	162	197	200
Net principal charge-offs	$667	$989	$929
# of repossessed vehicles	151	181	174
Non-performing loans	$872	$982	$912
30+ day performing delinquency rate (1)	0.12%	0.14%	0.15%
Net charge-off rate (2)	0.28%	0.37%	0.41%
Average beacon score	742	747	754
Production by State:
Alabama	$16,847	$14,322	$15,926
Arkansas	4,760	3,514	—
North Carolina	15,226	11,828	16,441
South Carolina	7,550	6,356	6,598
Florida	67,243	59,782	59,668
Georgia	42,218	34,484	37,548
Mississippi	20,148	16,990	21,042
Tennessee	14,858	8,674	18,736
Virginia	8,601	6,241	5,854
Total production by state	$197,451	$162,191	$181,813
Percent Outstanding by State:
Alabama	9.22%	9.29%	9.25%
Arkansas	0.81%	0.52%	0.01%
North Carolina	8.31%	8.41%	8.97%
South Carolina	2.99%	2.94%	2.48%
Florida	33.41%	33.40%	32.21%
Georgia	27.11%	28.45%	32.80%
Mississippi	7.50%	6.81%	4.66%
Tennessee	7.95%	7.85%	8.53%
Virginia	2.70%	2.33%	1.09%
Total percent outstanding by State	100.00%	100.00%	100.00%
Loan sales	$58,073	$48,166	$20,160
Yield	3.88%	4.06%	4.61%

(1)	Calculated by dividing 30+ day performing delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category.
(2)	Calculated by dividing annualized net charge-offs for the period by average loans held for investment during the period for the specified loan category.
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

The following schedule summarizes our mortgage lending at March 31, 2013, December 31, 2012 and March 31, 2012:

	Three Months Ended
($ in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Average loans outstanding (1)	$284,910	$257,740	$129,939
% of loan production for new mortgage	36.78%	34.45%	39.81%
% of loan production for refinanced loans	63.22%	65.55%	60.19%
Production by State:
Georgia	$392,749	$498,542	$248,748
Colorado	—	—	10,840
Florida	15,862	16,895	9,404
Virginia	111,126	126,901	5,300
Total retail production	519,737	642,338	274,292
Wholesale	136,508	150,648	126,456
Total production by State	$656,245	$792,986	$400,748
Loan sales	$634,074	$701,018	$376,710
Yield	3.43%	3.58%	4.19%
(1) Average loans outstanding includes $246.3 million, $221.9 million, and $96.1 million in loans held-for-sale for the three months ended March 31, 2013, December 31, 2012, and March 31, 2012, respectively.
Asset Quality
The following schedule summarizes our asset quality at March 31, 2013, December 31, 2012, and March 31, 2012:

	March 31, 2013		December 31, 2012		March 31, 2012
($ in thousands)	Including Covered Assets	Excluding Covered Assets	Including Covered Assets	Excluding Covered Assets	Including Covered Assets	Excluding Covered Assets
Nonaccrual loans	$81,740	$52,220	$81,889	$57,713	$74,526	$62,582
Other real estate owned	38,951	24,048	39,756	22,159	25,729	18,841
Repossessions	975	975	1,354	1,354	966	966
Total nonperforming assets	$121,666	$77,243	$122,999	$81,226	$101,221	$82,389
Total classified assets (1)	$112,036	$105,082	$114,857	$108,860	$117,898	$110,586
SBA guaranteed loans included in classified assets	$16,668	$16,668	$12,085	$12,085	$8,040	$8,040
Loans past due 90 days, still accruing	$—	$—	$—	$—	$290	$290
Ratio of nonperforming assets to total loans, ORE, and repossessions	6.55%	4.37%	6.73%	4.60%	6.01%	5.12%
Ratio of allowance for loan losses to loans	1.86%	1.95%	1.92%	2.01%	1.76%	1.84%
Classified assets to Tier 1 capital +allowance for loan losses	41.98%	39.38%	44.17%	41.87%	50.34%	47.22%
(1) Classified covered assets are presented net of the 80% loss share agreement with the FDIC.
The $52.2 million in nonaccrual loans, excluding covered loans, at March 31, 2013, included $8.9 million in residential construction related loans, $17.4 million in commercial, $4.6 million on first and second mortgage, $19.8 million on SBA loans and $1.6 million in retail and consumer loans. Of the $8.9 million in residential construction related loans on nonaccrual, $8.8 million was related to single family developed lots.
The $24.0 million in other real estate, excluding covered other real estate, at March 31, 2013, was made up of 18 commercial properties with a balance of $10.7 million and the remainder were residential construction related balances which consisted of $1.5 million in 7 residential single family homes completed or substantially completed, $8.2 million in 638 single family developed lots, $2.5 million in 6 parcels of undeveloped land, and $1.2 million in 11 parcels of covered ORE.
The Bank makes standard representations and warranties in the normal course of selling mortgage loans in the secondary market. We have not experienced any material repurchase requests as a result of these obligations related to the representations and warranties. The Bank does not securitize the mortgages it originates.

Deposits

	March 31, 2013		December 31, 2012
($ in millions)	$	%	$	%
Core deposits (1)	$1,659.7	80.6%	$1,664.4	80.5%
Time deposits greater than $100,000	356.7	17.4%	346.7	16.8%
Brokered deposits	41.8	2.0%	56.9	2.7%
Total deposits	$2,058.2	100.0%	$2,068.0	100.0%

(1)	Core deposits include noninterest-bearing demand, money market and interest-bearing demand, savings deposits, and time deposits less than $100,000.
Total deposits at March 31, 2013, were $2.058 billion compared to $2.068 billion at December 31, 2012. Time deposits greater than $100,000 increased $9.9 million, or 2.9%, to $356.7 million. Noninterest-bearing demand deposits increased $3.2 million, or 0.8%, to $385.0 million. Interest-bearing demand deposits and money market deposits decreased $6.0 million, or 1.0%, to $632.5 million. Noninterest-bearing demand accounts increased and interest-bearing deposits increased as management worked to move customers to cheaper deposit products to improve the net interest margin and lower the total cost of funds.
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
Management seeks to maintain a stable net liquidity position while optimizing operating results, as reflected in net interest income, the net yield on interest-earning assets and the cost of interest-bearing liabilities in particular. Our Asset Liability Management Committee (“ALCO”) meets regularly to review the current and projected net liquidity positions and to review actions taken by management to achieve this liquidity objective. Managing the levels of total liquidity, short-term liquidity, and short-term liquidity sources continues to be an important exercise because of the coordination of the projected mortgage, SBA and indirect automobile loan production and sales, loans held-for-sale balances, and individual loans and pools of loans sold anticipated to increase from time to time during the year.
In addition to the ability to increase brokered deposits and retail deposits, as of March 31, 2013, we had the following sources of available unused liquidity:

March 31, 2013
($ in thousands)
Unpledged securities	$12,042
FHLB advances	53,931
FRB lines	256,693
Unsecured Federal funds lines	23,100
Additional FRB line based on eligible but unpledged collateral	534,103
Total sources of available unused liquidity	$879,869

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
Shareholders’ Equity
Shareholders’ equity was $199.3 million at March 31, 2013, and $192.9 million at December 31, 2012. The increase in shareholders’ equity in the first three months of 2013 was primarily the result of net income offset by preferred dividends paid.
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
At March 31, 2013, the Bank’s capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents our capital ratios and the minimum regulatory requirements:

		Minimum Regulatory Requirement
	Fidelity Bank	Adequately Capitalized	Well Capitalized
Total risk-based capital ratio	12.68%	8.00%	10.00%
Tier 1 risk-based capital ratio	10.95%	4.00%	6.00%
Leverage capital ratio	9.43%	4.00%	5.00%
The Company is not subject to the provisions of prompt corrective action. The Company had total risk-based capital ratio, tier 1 risk-based capital ratio, and leverage capital ratio of 13.48%, 12.22%, and 10.51%, respectively, at March 31, 2013.
Dividends
In January, 2013, the Company declared a stock dividend equal to one share for every 100 shares owned. In April, 2013, the Company declared a stock dividend equal to one share for every 120 shares owned. Basic and diluted earnings per share for prior years have been retroactively adjusted to reflect this stock dividend. Future dividends will require a quarterly review of current and projected earnings for the remainder of 2013 in relation to capital requirements prior to the determination of the dividend, and be subject to regulatory restrictions under applicable law.
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
The interest rate sensitivity structure within our balance sheet at March 31, 2013, indicated a cumulative net interest sensitivity asset gap of 14.00% when projecting out six months. When projecting forward one year, there was a cumulative net interest sensitivity asset gap of 7.47%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. Our policy states that the cumulative gap, measured as rate sensitive assets divided by rate sensitive liabilities, at one year should generally be within 75% and 125%. At March 31, 2013 our cumulative gap ratio was 108%.

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
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to claims and lawsuits arising in the course of normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of March 31, 2013, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our results of operations or financial condition.
Item 1A. Risk Factors
While the Company attempts to identify, manage, and mitigate risks and uncertainties associated with its business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our cash flows, results of operations, and financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.
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

10.1	Incentive Compensation Plan for Stephen H. Brolly (incorporated by reference from Exhibit 10.1 to Fidelity Southern Corporation's Form 8-K filed January 22, 2013).
10.2	Incentive Compensation Plan for David Buchanan (incorporated by reference from Exhibit 10.2 to Fidelity Southern Corporation's Form 8-K filed January 22, 2013).
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Financial Statements submitted in XBRL format

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY SOUTHERN CORPORATION
(Registrant)
Date:	May 9, 2013	BY:	/S/ JAMES B. MILLER, JR.
James B. Miller, Jr.
Chief Executive Officer
Date:	May 9, 2013	BY:	/s/ STEPHEN H. BROLLY
Stephen H. Brolly
Chief Financial Officer