Form 10-Q
period 2013-06-30
FIDELITY SOUTHERN CORP
filed 2013-08-09
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 __________________________________________________________________
FORM 10-Q
 __________________________________________________________________
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarter ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of July 31, 2013 (the most recent practicable date), the Registrant had outstanding approximately 20,998,703 shares of Common Stock.

1

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
Report on Form 10-Q
June 30, 2013

2

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2013	December 31, 2012
	($ in thousands)
Assets
Cash and due from banks	$156,064	$45,507
Interest-bearing deposits with banks	1,744	2,331
Federal funds sold	1,029	1,182
Cash and cash equivalents	158,837	49,020
Investment securities available-for-sale (amortized cost of $161,385 and $148,648 at June 30, 2013 and December 31, 2012, respectively)	163,764	154,367
Investment securities held-to-maturity (fair value of $5,393 and $6,723 at June 30, 2013 and December 31, 2012, respectively)	4,978	6,162
Investment in FHLB stock	8,594	7,330
Loans held-for-sale (loans at fair value: $299,114 at June 30, 2013; $253,108 at December 31, 2012)	355,017	304,094
Loans (non-covered: $1,706,887 and $1,700,143; covered: $69,085 and $76,888, at June 30, 2013 and December 31, 2012, respectively)	1,775,972	1,777,031
Allowance for loan losses	(33,309)	(33,982)
Loans, net of allowance for loan losses	1,742,663	1,743,049
FDIC indemnification asset	16,542	20,074
Premises and equipment, net	41,843	37,669
Other real estate, net (non-covered: $28,342 and $22,159; covered: $12,540 and $17,597, at June 30, 2013 and December 31, 2012, respectively)	40,882	39,756
Accrued interest receivable	7,723	7,995
Bank owned life insurance	33,276	32,693
Deferred tax asset, net	22,401	21,145
Servicing rights	44,734	30,244
Other assets	33,979	23,693
Total assets	$2,675,233	$2,477,291
Liabilities
Deposits:
Noninterest-bearing demand deposits	$433,565	$383,559
Interest-bearing deposits:
Demand and money market	653,172	638,582
Savings	313,716	329,223
Time deposits, $100,000 and over	363,421	346,743
Other time deposits	303,990	314,675
Brokered deposits	87,183	56,942
Total deposits	2,155,047	2,069,724
FHLB short-term borrowings	115,000	88,500
Other short-term borrowings	18,641	37,160
Subordinated debt	67,527	67,527
Other long-term debt	10,000	—
Accrued interest payable	1,944	2,093
Other liabilities	33,972	19,399
Total liabilities	2,402,131	2,284,403
Shareholders’ equity
Preferred stock, no par value. Authorized 10,000,000; 48,200 shares issued and outstanding, net of discount.	47,785	47,344
Common stock, no par value. Authorized 50,000,000; issued and outstanding 20,962,228 and 14,780,175 at June 30, 2013 and December 31, 2012.	153,107	82,499
Accumulated other comprehensive gain, net of tax	1,475	3,545
Retained earnings	70,735	59,500
Total shareholders’ equity	273,102	192,888
Total liabilities and shareholders’ equity	$2,675,233	$2,477,291
See accompanying notes to consolidated financial statements

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
		($ in thousands, except per share data)
Interest income
Loans, including fees	$22,949	$22,902	$46,893	$45,640
Investment securities	910	1,189	1,938	2,695
Federal funds sold and bank deposits	15	4	18	22
Total interest income	23,874	24,095	48,849	48,357
Interest expense
Deposits	2,600	2,658	5,227	5,665
Short-term borrowings	263	253	667	427
Subordinated debt	868	1,132	1,735	2,271
Other long-term debt	10	152	12	439
Total interest expense	3,741	4,195	7,641	8,802
Net interest income	20,133	19,900	41,208	39,555
Provision for loan losses	570	950	4,046	4,700
Net interest income after provision for loan losses	19,563	18,950	37,162	34,855
Noninterest income
Service charges on deposit accounts	1,020	1,180	1,969	2,313
Other fees and charges	975	852	1,862	1,636
Mortgage banking activities	20,158	10,840	37,953	22,924
Indirect lending activities	2,781	1,610	4,427	2,773
SBA lending activities	1,417	1,269	2,501	2,122
Bank owned life insurance	326	332	639	654
Securities gains	1	—	1	303
Other	1,562	951	3,935	1,964
Total noninterest income	28,240	17,034	53,287	34,689
Noninterest expense
Salaries and employee benefits	14,278	11,076	28,560	22,096
Commissions	7,979	4,249	14,369	8,078
Furniture and equipment	950	994	1,948	1,971
Net occupancy	1,341	1,280	2,750	2,490
Communication	805	641	1,565	1,260
Professional and other services	2,271	2,081	4,517	4,222
Cost of operation of other real estate	886	1,702	3,089	3,439
FDIC insurance premiums	527	474	1,053	945
Other	4,122	3,572	7,832	6,918
Total noninterest expense	33,159	26,069	65,683	51,419
Income before income tax expense	14,644	9,915	24,766	18,125
Income tax expense	5,211	3,511	8,842	6,405
Net income	9,433	6,404	15,924	11,720
Preferred stock dividends and discount accretion	(823)	(823)	(1,646)	(1,646)
Net income available to common equity	$8,610	$5,581	$14,278	$10,074

Earnings per share:
Basic earnings per share	$0.53	$0.38	$0.91	$0.69
Diluted earnings per share	$0.47	$0.34	$0.81	$0.62
Net income	$9,433	$6,404	$15,924	$11,720
Other comprehensive (loss)/gain, net of tax	(1,901)	581	(2,070)	172
Comprehensive income	$7,532	$6,985	$13,854	$11,892
Weighted average common shares outstanding-basic	16,365,977	14,737,688	15,706,132	14,675,388
Weighted average common shares outstanding-diluted	18,394,301	16,541,945	17,700,225	16,357,169
See accompanying notes to consolidated financial statements

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Operating activities
Net income	$15,924	$11,720
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	4,046	4,700
Depreciation and amortization of premises and equipment	1,489	1,216
Other amortization	4,022	2,160
Impairment of other real estate	1,796	2,085
Share-based compensation	575	338
Gain on loan sales	(18,368)	(7,407)
Net gain on sale of other real estate	(2,329)	(627)
Net increase in cash value of bank owned life insurance	(583)	(601)
Gain on investment security sales	(1)	(303)
Net increase in deferred income taxes	(1,256)	(2,429)
Change in assets and liabilities which provided (used) cash:
Net increase from loans originated for resell	(15,530)	(61,657)
Net decrease in FDIC indemnification asset	3,532	2,298
Accrued interest receivable	272	583
Other assets	(28,798)	(9,815)
Accrued interest payable	(149)	(304)
Other liabilities	15,842	3,017
Net cash used in operating activities	(19,516)	(55,026)
Investing activities
Purchases of investment securities available-for-sale	(37,542)	(14,090)
Proceeds from sales of investment securities available-for-sale	—	25,688
Maturities and calls of investment securities held-to-maturity	1,184	1,793
Maturities and calls of investment securities available-for-sale	24,806	75,729
Purchase of investment in FHLB stock	(5,355)	(992)
Redemption of investment in FHLB stock	4,091	—
Net increase in loans	(21,279)	(95,537)
Purchases of premises and equipment	(5,663)	(5,570)
Cash received in excess of cash paid for acquisitions	—	29,717
Net cash (used in) provided by investing activities	(39,758)	16,738
Financing activities
Net increase in demand deposits, money market accounts, and savings accounts	49,089	67,542
Net increase (decrease) in time deposits	36,234	(98,241)
Net increase in borrowings	17,981	50,637
Common stock dividends paid, in lieu of fractional shares	(8)	(7)
Proceeds from the issuance of common stock	67,000	611
Preferred stock dividends paid	(1,205)	(1,205)
Net cash provided by financing activities	169,091	19,337
Net increase (decrease) in cash and cash equivalents	109,817	(18,951)
Cash and cash equivalents, beginning of period	49,020	57,284
Cash and cash equivalents, end of period	$158,837	$38,333
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,790	$9,106
Income taxes	$5,000	$5,152
Non-cash transfers to other real estate	$17,618	$12,180
Accretion on preferred stock	$441	$441
See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2013
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Fidelity Southern Corporation and its wholly owned subsidiaries. Fidelity Southern Corporation (“FSC”) owns 100% of Fidelity Bank (the “Bank”) and LionMark Insurance Company, an insurance agency offering consumer credit related insurance products. FSC also owns five subsidiaries established to issue trust preferred securities, which entities are not consolidated for financial reporting purposes in accordance with current accounting guidance, as FSC is not the primary beneficiary. The “Company”, as used herein, includes FSC and its subsidiaries, unless the context otherwise requires.
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
In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. All such adjustments are normal recurring accruals. Certain previously reported amounts have been reclassified to conform to current presentation. These reclassifications had no impact on previously reported net income, or shareholders’ equity or cash flows. The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There were no new accounting policies or changes to existing policies adopted in the first six months of 2013, which had a significant effect on the results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.
Operating results for the three and six month period ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and Annual Report to Shareholders for the year ended December 31, 2012.
2. FDIC INDEMNIFICATION ASSET
Certain loans and other real estate acquired in the FDIC-assisted transactions of Decatur First Bank ("Decatur First") and Security Exchange Bank ("Security Exchange") (collectively referred to as "covered assets") are covered by Loss Share Agreements (“Loss Share Agreements”) between the Bank and the FDIC which affords the Bank significant protection against future losses. Under the Loss Share Agreements, the FDIC has agreed to reimburse us for 80% of all losses incurred in connection with those covered assets for a period of five years for commercial loans and other real estate and with the Loss Share Agreements for Decatur First, the FDIC has agreed to reimburse us for 80% of all losses incurred in connection with those covered assets for a period of 10 years for residential mortgage loans. There were no residential mortgage loans included in the Loss Share Agreement for Security Exchange.
  The reimbursable losses from the FDIC are based on the acquisition book value of the covered assets, the contractual balance of acquired unfunded commitments, and certain future net direct costs incurred in the collection and settlement process. The amount that the Bank realizes on these assets could differ materially from the carrying value that will be reflected in any financial statements, based upon the timing and amount of collections and recoveries on the covered assets in future periods. Because the FDIC will reimburse the Bank for 80% of losses incurred on the covered assets, an indemnification asset (FDIC indemnification asset) was recorded at fair value at the acquisition date. The Loss Share Agreements on the acquisition date reflect the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties. This asset is adjusted quarterly based on improvements in cash flow projections, additional expected losses and remittances received. The carrying value of the indemnification asset at June 30, 2013 was $16.5 million compared to $20.1 million at December 31, 2012.

The Loss Share Agreements continue to be measured on the same basis as the related indemnified loans. Deterioration in credit quality of the loans (recorded as an adjustment to the Allowance for Loan Losses) or declines in the fair value of other real estate owned would immediately increase the basis of the indemnification asset, with the offset recorded through the Consolidated Statements of Comprehensive Income. Improvements in the credit quality or expected loan cash flows (reflected as an adjustment to yield and accreted into income over the remaining life of the loan) result in a decrease in the fair value of the FDIC indemnification asset, with the decrease being amortized into income over the same period or the life of the loss share agreements, whichever is shorter. Initial fair value accounting incorporates into the fair value of the indemnification asset an element of the time value of money, which is accreted back into income over the life of the loss share agreements. A summary of activity for the FDIC indemnification asset for the six-months ended June 30, 2013 is presented below:

June 30, 2013
(in thousands)
Indemnification asset
Balance at January 1, 2013	$20,074
Adjustments:
Accretion income, FDIC indemnification asset	256
Additional estimated covered losses	948
Loss share remittances	(4,736)
Balance at June 30, 2013	$16,542
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

	Three Months Ended June 30,
	2013	2012
	($ in thousands, except per share data)
Net income	$9,433	$6,404
Less dividends on preferred stock and accretion of discount	(823)	(823)
Net income available to common equity	$8,610	$5,581
Average common shares outstanding	16,135,805	13,780,917
Effect of stock dividends	230,172	956,771
Average common shares outstanding – basic	16,365,977	14,737,688
Dilutive stock options and warrant	1,999,797	1,687,125
Effect of stock dividends	28,527	117,132
Average common shares outstanding – dilutive	18,394,301	16,541,945
Earnings per share – basic	$0.53	$0.38
Earnings per share – dilutive	$0.47	$0.34

	Six Months Ended June 30,
	2013	2012
	($ in thousands, except per share data)
Net income	$15,924	$11,720
Less dividends on preferred stock and accretion of discount	(1,646)	(1,646)
Net income available to common equity	$14,278	$10,074
Average common shares outstanding	15,485,240	13,722,662
Effect of stock dividends	220,892	952,726
Average common shares outstanding – basic	15,706,132	14,675,388
Dilutive stock options and warrant	1,966,047	1,572,599
Effect of stock dividends	28,046	109,182
Average common shares outstanding – dilutive	17,700,225	16,357,169
Earnings per share – basic	$0.91	$0.69
Earnings per share – dilutive	$0.81	$0.62

 Average number of shares for the three and six month periods ended June 30, 2013 and 2012 includes participating securities related to unvested restricted stock awards. For the three and six months ended June 30, 2013, there were no anti-dilutive common stock options. For the three and six months ended June 30, 2012, there were 116,905 common stock options with an average exercise price of $8.08. These shares would have been included in the calculation of dilutive earnings per share except that to do so would have an anti-dilutive impact on earnings per share.
4. CONTINGENCIES
Due to the nature of their activities, the Company and its subsidiaries are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of June 30, 2013. While it is difficult to predict or determine the outcome of these proceedings, it is the opinion of management, after consultation with its legal counsel, that the ultimate liabilities, if any, will not have a material adverse impact on the Company’s consolidated results of operations, financial position, or cash flows.
5. SHARE-BASED COMPENSATION
The Fidelity Southern Corporation Equity Incentive Plan (the “2006 Incentive Plan”), as amended, permits the grant of stock options, stock appreciation rights, restricted stock and other incentive awards (“Incentive Awards”). Pursuant to an amendment to the Plan adopted by the shareholders on April 26, 2012, the maximum number of shares of the Company’s common stock that may be issued under the 2006 Incentive Plan is 5,000,000 shares, all of which may be stock options. Generally, no award shall be exercisable or become vested or payable more than 10 years after the date of grant. Options granted under the 2006 Incentive Plan have four year terms and become fully exercisable at the end of three years of continued employment. Incentive awards available under the 2006 Incentive Plan totaled 3,752,747 shares at June 30, 2013.
On December 21, 2012, the Compensation Committee approved a grant of 200,000 share options, including options to two officers to each purchase 25,000 shares of common stock. However, in July 2013, the Company subsequently determined that these options with respect to the 50,000 shares of common stock were not validly granted pursuant to the 2006 Incentive Plan because they exceeded the limit on the number of stock options that may be granted to any individual participant within a calendar year. Accordingly, the attempted grant of these excess stock options was ineffective, and therefore, were never granted under the 2006 Incentive Plan. Had the grant of excess options been effective, the aggregate grant date fair value of the excess stock options would have been $441,000.
A summary of option activity as of June 30, 2013, and changes during the six month period then ended is presented below:

	Number of share options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding at January 1, 2013	427,838	$6.49
Granted	—	—
Exercised	182,840	4.68
Forfeited	—	—
Outstanding at June 30, 2013	244,998	$7.83	4.5	$1,111,888
Exercisable at June 30, 2013	31,670	$5.66	2.9	$212,487
At June 30, 2013, there was $1.9 million in remaining unrecognized compensation cost related to the restricted stock. A summary of restricted stock activity as of June 30, 2013, and changes during the six month period then ended is presented below:

	Number of shares of Restricted Stock	Weighted Average Grant Price
Nonvested at December 31, 2012	486,447	$5.86
Granted	—	—
Vested	98,815	5.67
Forfeited	—	—
Nonvested at June 30, 2013	387,632	$5.90
Share-based compensation expense was $287,000 and $202,000 for the three month periods ended June 30, 2013 and 2012, respectively, and $575,000 and $338,000 for the six month periods ended June 30, 2013 and 2012, respectively.

6. FAIR VALUE ELECTION AND MEASUREMENT
Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Current accounting guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described as follows:
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
The Company has elected to record mortgage loans held-for-sale at fair value. The following is a description of mortgage loans held-for-sale as of June 30, 2013, including the specific reasons for electing fair value and the strategies for managing these assets on a fair value basis.
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
The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumptions used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument. Because mortgage loans held-for-sale are sold within a few weeks of origination, it is unlikely to demonstrate any of the credit weaknesses discussed above and as a result, there were no credit related adjustments to fair value during the three and six month periods ended June 30, 2013 and 2012.
The following tables present financial assets measured at fair value at June 30, 2013 and December 31, 2012, on a recurring basis and the change in fair value for those specific financial instruments in which fair value has been elected at June 30, 2013 and 2012. The changes in the fair value of economic hedges were also recorded in mortgage banking activities and are designed to partially offset the change in fair value of the mortgage loans held-for-sale and interest rate lock commitments referenced in the following tables.

		Fair Value Measurements at June 30, 2013
	Assets and Liabilities Measured at Fair Value June 30, 2013	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Debt securities issued by U.S. Government corporations and agencies	$9,935	$—	$9,935	$—
Debt securities issued by states and political subdivisions	15,770	—	15,770	—
Residential mortgage-backed securities – agency	138,059	—	138,059	—
Mortgage loans held-for-sale	299,114	—	299,114	—
Other assets (1)	13,111	—	—	13,111
Other liabilities (1)	(3,146)	—	—	(3,146)

		Fair Value Measurements at December 31, 2012
	Assets and Liabilities Measured at Fair Value December 31, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Debt securities issued by U.S. Government corporations and agencies	$10,480	$—	$10,480	$—
Debt securities issued by states and political subdivisions	19,715	—	19,715	—
Residential mortgage-backed securities – agency	124,638	—	124,638	—
Mortgage loans held-for-sale	253,108	—	253,108	—
Other assets (1)	4,864	—	—	4,864
Other liabilities (1)	(1,053)	—	—	(1,053)

(1)	This amount includes mortgage related interest rate lock commitments and derivative financial instruments to hedge interest rate risk. Interest rate lock commitments were recorded on a gross basis.

The tables on the following page present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2013 and 2012. There were no transfers into or out of Level 3. There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2013.

	Other Assets (1)	Other Liabilities (1)
	(in thousands)
Beginning Balance April 1, 2013	$5,521	$(2,889)
Total gains (losses) included in earnings:(2)
Issuances	20,701	(3,146)
Settlements and closed loans	(5,518)	—
Expirations	(7,593)	2,889
Total gains (losses) included in other comprehensive income	—	—
Ending Balance June 30, 2013 (3)	$13,111	$(3,146)

(1)	Includes mortgage related interest rate lock commitments and derivative financial instruments entered into to hedge interest rate risk.

(2)	Amounts included in earnings are recorded in mortgage banking activities.

(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.

	Other Assets (1)	Other Liabilities (1)
	(in thousands)
Beginning Balance January 1, 2013	$4,864	$(1,053)
Total gains (losses) included in earnings:(2)
Issuances	26,878	(6,035)
Settlements and closed loans	(10,916)	—
Expirations	(7,715)	3,942
Total gains (losses) included in other comprehensive income	—	—
Ending Balance June 30, 2013 (3)	$13,111	$(3,146)

(1)	Includes mortgage related interest rate lock commitments and derivative financial instruments entered into to hedge interest rate risk.

(2)	Amounts included in earnings are recorded in mortgage banking activities.

(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.

	Other Assets (1)	Other Liabilities (1)
	(in thousands)
Beginning Balance April 1, 2012	$4,577	$(369)
Total gains (losses) included in earnings:(2)
Issuances	9,794	(2,926)
Settlements and closed loans	(3,211)	—
Expirations	(3,974)	369
Total gains (losses) included in other comprehensive income	—	—
Ending Balance June 30, 2012 (3)	$7,186	$(2,926)

(1)	Includes mortgage related interest rate lock commitments and derivative financial instruments entered into to hedge interest rate risk.

(2)	Amounts included in earnings are recorded in mortgage banking activities.

(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.

	Other Assets (1)	Other Liabilities (1)
	(in thousands)
Beginning Balance January 1, 2012	$3,612	$(1,528)
Total gains (losses) included in earnings:(2)
Issuances	15,336	(3,295)
Settlements and closed loans	(6,396)	—
Expirations	(5,366)	1,897
Total gains (losses) included in other comprehensive income	—	—
Ending Balance June 30, 2012 (3)	$7,186	$(2,926)

(1)	Includes mortgage related interest rate lock commitments and derivative financial instruments entered into to hedge interest rate risk.

(2)	Amounts included in earnings are recorded in mortgage banking activities.

(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.

The unobservable input utilized in the determination of fair value of other assets and liabilities was a pull through rate, which was 78.0% as of June 30, 2013. A pull through rate is management’s assumption as to the percentage of loans in the pipeline that will close and eventually fund. It is based on the Company’s historical fall-out activity. Significant increases in this input in isolation would result in a significantly higher fair value measurement and significant decreases would result in a significantly lower fair value measurement. In addition, IRLCs fair value include mortgage servicing rights that do not trade in an active market with readily observable prices. Accordingly, the fair value is estimated based on a valuation model which calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, market discount rates, cost to service, float earnings rates, and other ancillary income, including late fees.

	For Items Measured at Fair Value Pursuant to Election of the Fair Value Option: Fair Value (Loss)/Gain related to Mortgage Banking Activities for the Three Months Ended
	June 30, 2013	June 30, 2012
	(in thousands)
Mortgage loans held-for-sale	$(13,968)	$2,511

	For Items Measured at Fair Value Pursuant to Election of the Fair Value Option: Fair Value (Loss)/Gain related to Mortgage Banking Activities for the Six Months Ended
	June 30, 2013	June 30, 2012
	(in thousands)
Mortgage loans held-for-sale	$(15,132)	$2,329
The following tables present the assets that are measured at fair value on a non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial position at June 30, 2013 and December 31, 2012.

	Fair Value Measurements at June 30, 2013
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Valuation Allowance
			(in thousands)
Impaired loans	38,132	—	—	38,132	(4,780)
ORE	40,882	—	—	40,882	(18,552)
Mortgage servicing rights	39,614	—	—	39,614	(1,907)
SBA servicing rights	7,477	—	—	7,477	(600)

	Fair Value Measurements at December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Valuation Allowance
			(in thousands)
Impaired loans	$73,255	$—	$—	$73,255	$(6,460)
ORE	39,756	—	—	39,756	(26,751)
Mortgage servicing rights	23,153	—	—	23,153	(5,070)
SBA servicing rights	7,244	—	—	7,244	(339)

Quantitative Information about Level 3 Fair Value Measurements
The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities:

Nonrecurring Measurements	Fair Value at June 30, 2013	Valuation Technique	Unobservable Inputs	Range
		($ in thousands)
Nonrecurring:
Impaired loans	$38,132	Discounted appraisals	Collateral discounts	6.00% - 40.00%
Other real estate	40,882	Discounted appraisals	Collateral discounts	6.00% - 40.00%
Mortgage servicing rights	39,614	Discounted cash flows	Discount rate Prepayment speeds	8.00% - 10.00% 8.00% - 20.00%
SBA servicing rights	7,477	Discounted cash flows	Discount rate Prepayment speeds	2.00% - 7.00% 3.00% - 13.00%

Recurring:
IRLCs	(802)	Pricing model	Lock pricing	96.25% - 105.87%
Forward commitments	10,767	Investor pricing	Pricing spreads	94.62% - 105.02%
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
Forward commitments are instruments that are used to hedge the value of the IRLC's and mortgage Loans Held for Sale. Primarily forward commitments are made up of Federal National Mortgage Association (“FNMA”) 30 year and 15 year fixed rate mortgage backed securities (“MBS”) forward commitments. A FNMA MBS forward commitment is an agreement to sell a FNMA MBS security at an agreed upon principal and interest rate pass-through at a specific date in the future. The Company also takes investor commitments to sell a loan or pool of newly originated loans to an investor for an agreed upon price for delivery in the future. This type of forward commitment is also known as a mandatory commitment. Generally, the fair value of a forward is positive (negative) if the prevailing interest rate is lower (higher) than the current commitment interest rate. The value of these commitments is ultimately determined by the investor that sold the commitment and represents a significant unobservable input used in the fair value measurement of the Company's fair value of forward commitments.
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
The following tables present the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held-for-sale for which the fair value option has been elected as of June 30, 2013 and December 31, 2012. The tables also include the difference between aggregate fair value and the aggregate unpaid principal balance of loans held-for-sale that are 90 days or more past due, as well as loans held-for-sale in nonaccrual status:

	Aggregate Fair Value June 30, 2013	Aggregate Unpaid Principal Balance Under FVO June 30, 2013	Fair Value Under Unpaid Principal
(in thousands)
Loans held-for-sale	$299,114	$309,175	$(10,061)
Past due loans of 90+ days	—	—	—
Nonaccrual loans	—	—	—

	Aggregate Fair Value December 31, 2012	Aggregate Unpaid Principal Balance Under FVO December 31, 2012	Fair Value Over Unpaid Principal
(in thousands)
Loans held-for-sale	$253,108	$248,036	$5,072
Past due loans of 90+ days	—	—	—
Nonaccrual loans	—	—	—
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

	Fair Value Measurements at June 30, 2013 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
			(in thousands)
Financial assets:
Cash and cash equivalents	$158,837	$158,837	$—	$—	$158,837
Investment securities available-for-sale	163,764	—	163,764	—	163,764
Investment securities held-to-maturity	4,978	—	5,393	—	5,393
Total loans (1)	2,097,680	—	299,114	1,772,813	2,071,927
Financial liabilities:
Noninterest-bearing demand deposits	$433,565	$—	$—	$433,565	$433,565
Interest-bearing deposits	1,721,482	—	—	1,727,278	1,727,278
Short-term borrowings	133,641	—	133,641	—	133,641
Long-term debt	77,527	—	81,636	—	81,636

	Fair Value Measurements at December 31, 2012 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
			(in thousands)
Financial assets:
Cash and cash equivalents	$49,020	$49,020	$—	$—	$49,020
Investment securities available-for-sale	154,367	—	154,367	—	154,367
Investment securities held-to-maturity	6,162	—	6,723	—	6,723
Total loans (1)	2,047,143	—	253,108	1,756,169	2,009,277
Financial liabilities:
Noninterest-bearing demand deposits	$383,559	$—	$—	$383,559	$383,559
Interest-bearing deposits	1,686,165	—	—	1,693,579	1,693,579
Short-term borrowings	125,660	—	125,984	—	125,984
Long-term debt	67,527	—	70,085	—	70,085

(1)	Includes $299,114 and $253,108 in mortgage loans held-for-sale at fair value at June 30, 2013 and December 31, 2012, respectively.
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

Overnight repurchase agreements consist primarily of balances in the transaction accounts of commercial customers swept nightly to an overnight investment account. All short-term repurchase agreements are collateralized with investment securities having a market value that approximates the balance borrowed. Overnight repurchase agreements are not subject to offset. The following table describes the Company's offsetting of assets and liabilities as of June 30, 2013:

	Balance prior to Offset	Offset	Balance after Offset	Value of Securities Pledged	Net
	(in thousands)
Overnight repurchase agreements	$18,641	$—	$18,641	$18,641	$—
7. DERIVATIVE FINANCIAL INSTRUMENTS
The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. The risk management program includes the use of forward contracts and other derivatives that are recorded in the financial statements at fair value and are used to offset changes in value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts to economically hedge risks associated with overall price risk related to Interest Rate Lock Commitments (“IRLCs”) and mortgage loans held-for-sale for which the fair value option has been elected. Fair value changes occur as a result of interest rate movements as well as changes in the value of the associated servicing. Derivative instruments used include forward commitments, mandatory commitments and best effort commitments. All derivatives are carried at fair value in the Consolidated Balance Sheets in other assets or other liabilities. A net gain of $6.2 million was recorded for all related commitments as of June 30, 2013, net gain of $1.7 million at December 31, 2012, and a net loss of $2.5 million at June 30, 2012.
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
The Company’s derivative positions as of June 30, 2013 and December 31, 2012 were as follows:

	Contract or Notional Amount
	June 30, 2013	December 31, 2012
	(in thousands)
Forward rate commitments	$597,436	$489,179
Interest rate lock commitments	297,796	258,981
Total derivatives contracts	$895,232	$748,160
Total commitments increased by $147.1 million, or 19.7%, to $895.2 million during the first six months of 2013. The increase is a direct result of the Company's residential mortgage production loan pipeline growth which includes both loans held for sale along with locked and unclosed loans.

8. INVESTMENTS
The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Available-for-sale:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies:
Due in less than one year	$6,135	$6,173	$6,385	$6,481
Due after one year through five years	1,524	1,531	1,532	1,592
Due five years through ten years	1,189	1,204	1,198	1,297
Due after ten years	1,004	1,027	1,005	1,110
Municipal securities
Due in less than one year	775	781	2,900	2,925
Due after one year through five years	5,405	5,529	5,015	5,265
Due five years through ten years	2,781	2,868	2,789	2,982
Due after ten years	6,532	6,592	7,612	8,077
Mortgage backed securities-agency
Due in less than one year	473	498	846	902
Due after one year through five years	129,295	131,177	109,978	113,888
Due after ten years	6,272	6,384	9,388	9,848
	$161,385	$163,764	$148,648	$154,367
Held-to-maturity:
Mortgage backed securities-agency	$4,978	$5,393	$6,162	$6,723
There were 4 securities available-for-sale called during the six month period ending June 30, 2013 for a total of $3.1 million. The Bank did not sell any securities during the six month period ending June 30, 2013. The Bank purchased $37.5 million in available-for-sale securities during the six months ended June 30, 2013. There were 9 securities available-for-sale called during the six month period ending June 30, 2012 for a total of $52.8 million. There were $32.7 million available-for-sale purchases for the six months ended June 30, 2012. The Bank sold 31 securities available-for-sale totaling $25.4 million during the six month period ended June 30, 2012. Proceeds received totaled $25.7 million for a gross gain of $303,000. There were no investments held in trading accounts during 2013 and 2012.

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other than Temporary Impairment	Fair Value
	(in thousands)
Available-for-sale:
Obligations of U.S. Government corporations and agencies	$9,852	$83	$—	$—	$9,935
Municipal securities	15,493	395	(118)	—	15,770
Residential mortgage-backed securities – agency	136,040	2,344	(325)	—	138,059
	$161,385	$2,822	$(443)	$—	$163,764
Held-to-maturity:
Residential mortgage-backed securities – agency	$4,978	$415	$—	$—	$5,393

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other than Temporary Impairment	Fair Value
	(in thousands)
Available-for-sale:
Obligations of U.S. Government corporations and agencies	$10,120	$360	$—	$—	$10,480
Municipal securities	18,316	933	—	—	19,249
Residential mortgage-backed securities – agency	120,212	4,462	(36)	—	124,638
	$148,648	$5,755	$(36)	$—	$154,367
Held-to-maturity:
Residential mortgage-backed securities – agency	$6,162	$561	$—	$—	$6,723
At June 30, 2013 and December 31, 2012, all securities in an unrealized loss position had been in a loss position for less than 12 months, and result from changes in interest rates and not credit related issues.
Also, as of June 30, 2013, management does not intend to sell the temporarily impaired security and it is not more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis. Accordingly, as of June 30, 2013, management believes the impairment detailed in the table on the prior page is temporary and no impairment loss has been recognized in the Company’s Consolidated Statements of Comprehensive Income.
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
The changes in accumulated other comprehensive income by component for the period ending June 30, 2013 is as follows:

Unrealized Gains and Losses on Available-for-Sale Securities
(in thousands)
Beginning balance at December 31, 2012	$3,545
Other comprehensive loss before reclassifications	(2,070)
Amount reclassified from accumulated other comprehensive income	—
Net current period other comprehensive loss	(2,070)
Ending balance at June 30, 2013	$1,475
There were no investment security sales during the period, therefore there was no impact on the Consolidated Statement of Comprehensive Income for reclassifications.

9. LOANS
Non-Covered loans represent existing portfolio loans prior to the Decatur First and Security Exchange FDIC-assisted acquisitions, loans not covered under the Loss Share Agreements, and additional loans made subsequent to the transaction. Loans outstanding, by class, are summarized as follows:

	Non-Covered		Covered
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
		(in thousands)
Commercial loans	$462,930	$459,902	$44,258	$49,341
SBA loans	131,079	120,693	692	735
Total commercial loans	594,009	580,595	44,950	50,076
Construction	89,046	76,304	11,940	13,620
Indirect loans	904,098	930,232	—	—
Installment loans	14,549	17,989	1,008	785
Total consumer loans	918,647	948,221	1,008	785
First mortgage loans	38,888	34,611	2,927	3,174
Second mortgage loans	66,297	60,412	8,260	9,233
Total mortgage loans	105,185	95,023	11,187	12,407
Total loans	$1,706,887	$1,700,143	$69,085	$76,888
Loans held-for-sale at June 30, 2013 and December 31, 2012 are shown in the table below:

	June 30, 2013	December 31, 2012
	(in thousands)
SBA loans	$10,842	$20,986
Real estate – mortgage – residential	309,175	253,108
Indirect loans	35,000	30,000
Total	$355,017	$304,094
Nonaccrual loans, segregated by class of loans, were as follows:

	Non-Covered		Covered
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
		(in thousands)
Commercial loans	$11,459	$21,032	$13,196	$10,525
SBA loans	15,091	19,081	—	—
Total commercial loans	26,550	40,113	13,196	10,525
Construction	8,691	9,708	11,406	11,381
Indirect loans	2,662	2,174	—	—
Installment loans	733	476	1,038	659
Total consumer loans	3,395	2,650	1,038	659
First mortgage loans	2,155	3,222	1,307	1,388
Second mortgage loans	2,122	2,020	728	223
Total mortgage loans	4,277	5,242	2,035	1,611
Loans	$42,913	$57,713	$27,675	$24,176

Loans delinquent 30-89 days and troubled debt restructured loans accruing interest, segregated by class of loans at June 30, 2013 and December 31, 2012, were as follows:

	June 30, 2013		December 31, 2012
	Accruing Delinquent 30-89 Days	Troubled Debt Restructured Loans Accruing	Accruing Delinquent 30-89 Days	Troubled Debt Restructured Loans Accruing
		(in thousands)
Commercial loans	$3,457	$6,588	$8,817	$6,571
SBA loans	1,618	5,777	523	2,888
Construction loans	—	2,046	1,603	7,419
Indirect loans	1,698	2,478	2,437	2,729
Installment loans	460	2	407	9
First mortgage loans	155	655	1,421	286
Second mortgage loans	377	—	944	—
Total	$7,765	$17,546	$16,152	$19,902
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
During the periods ended June 30, 2013 and 2012, certain loans were modified resulting in TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.
The following tables present loans, by class, which were modified as TDRs that occurred during the three and six months ended June 30, 2013 and 2012 along with the type of modification:

	Troubled Debt Restructured During the Quarter Ended		Troubled Debt Restructured During the Quarter Ended
	June 30, 2013		June 30, 2012
	Interest Rate	Term	Interest Rate	Term
		(in thousands)
Commercial loans	$—	$—	$507	$—
SBA loans	—	—	—	716
Construction	—	—	—	—
Indirect loans	—	269	—	3,013
Installment loans	—	—	—	—
First mortgage loans	127	—	—	476
Second mortgage loans	—	—	—	—
Total	$127	$269	$507	$4,205

	Troubled Debt Restructured During the Six Months Ended		Troubled Debt Restructured During the Six Months Ended
	June 30, 2013		June 30, 2012
	Interest Rate	Term	Interest Rate	Term
		(in thousands)
Commercial loans	$214	$—	$707	$—
SBA loans	—	—	—	6,375
Construction	—	—	953	195
Indirect loans	—	702	—	6,028
Installment loans	—	—		—
First mortgage loans	127	76	—	767
Second mortgage loans	—	140	—	—
Total	$341	$918	$1,660	$13,365
The following table presents the amount of loans which were restructured in the previous twelve months and which defaulted within each period:

Troubled Debt Restructured During the Twelve Months Ended June 30, 2013 and Defaulting During Three Months Ended June 30, 2013
(in thousands)
Commercial loans	$—
SBA loans	—
Construction	—
Indirect loans	—
Installment loans	—
First mortgage loans	127
Second mortgage loans	—
Total	$127
Note:    A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.
The Company had TDRs with a balance of $29.3 million and $36.0 million at June 30, 2013 and December 31, 2012, respectively. There were charge-offs of TDR loans of $1.9 million for the six months ended June 30, 2013 and none for the six months ended June 30, 2012. The Company is not committed to lend additional amounts as of June 30, 2013 and December 31, 2012 to customers with outstanding loans that are classified as TDRs. Charge-offs on such loans are factored into the rolling historical loss rate, which is one of the considerations used in establishing the allowance for loan losses.
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

A summary of changes in the allowance for loan losses for the covered loan and non-covered loan portfolios for the three and six months ended June 30, 2013 follows. The allowance for loan losses on the loan portfolio includes $2.9 million related to the Company's acquired covered portfolio at June 30, 2013.

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Non-Covered	Covered	Total	Non-Covered	Covered	Total
			(in thousands)
Balance, beginning of period	$31,628	$2,282	$33,910	$31,830	$2,152	$33,982
Provision for loan losses before benefit attributable to FDIC loss share agreements	500	620	1,120	3,950	750	4,700
Benefits attributable to FDIC loss share agreements	—	(550)	(550)	—	(654)	(654)
Net provision for loan losses	500	70	570	3,950	96	4,046
Increase in FDIC loss share receivable	—	550	550	—	654	654
Loans charged-off	(2,248)	—	(2,248)	(6,578)	—	(6,578)
Recoveries	527	—	527	1,205	—	1,205
Balance, end of period	$30,407	$2,902	$33,309	$30,407	$2,902	$33,309
A summary of changes in the allowance for loan losses for non-covered loans, by loan portfolio type, for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30, 2013
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
			(in thousands)
Beginning balance	$15,249	$5,404	$5,998	$3,266	$1,711	$31,628
Charge-offs	(741)	(130)	(1,347)	(30)	—	(2,248)
Recoveries	18	90	416	3	—	527
Net charge-offs	(723)	(40)	(931)	(27)	—	(1,721)
Provision for loan losses	1,025	(1,245)	1,068	52	(400)	500
Ending balance	$15,551	$4,119	$6,135	$3,291	$1,311	$30,407

	Three Months Ended June 30, 2012
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
			(in thousands)
Beginning balance	$10,973	$8,516	$5,828	$2,698	$1,267	$29,282
Charge-offs	(712)	(1,661)	(772)	(228)	—	(3,373)
Recoveries	3	54	282	7	—	346
Net charge-offs	(709)	(1,607)	(490)	(221)	—	(3,027)
Provision for loan losses	673	13	256	245	(237)	950
Ending balance	$10,937	$6,922	$5,594	$2,722	$1,030	$27,205

	Six Months Ended June 30, 2013
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
			(in thousands)
Beginning balance	$13,965	$7,578	$6,135	$3,122	$1,030	$31,830
Charge-offs	(3,330)	(320)	(2,530)	(398)	—	(6,578)
Recoveries	135	162	902	6	—	1,205
Net charge-offs	(3,195)	(158)	(1,628)	(392)	—	(5,373)
Provision for loan losses	4,781	(3,301)	1,628	561	281	3,950
Ending balance	$15,551	$4,119	$6,135	$3,291	$1,311	$30,407

	Six Months Ended June 30, 2012
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
			(in thousands)
Beginning balance	$9,183	$8,262	$6,040	$2,535	$1,936	$27,956
Charge-offs	(730)	(3,168)	(2,045)	(323)	—	(6,266)
Recoveries	6	194	597	18	—	815
Net charge-offs	(724)	(2,974)	(1,448)	(305)	—	(5,451)
Provision for loan losses	2,478	1,634	1,002	492	(906)	4,700
Ending balance	$10,937	$6,922	$5,594	$2,722	$1,030	$27,205
The following tables present, by portfolio segment, the balance in the Allowance disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans and leases as of June 30, 2013 and December 31, 2012. The total of allowance for loan losses are exclusive of covered loans:

	June 30, 2013
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
Allowance for loan losses			(in thousands)
Individually evaluated for impairment	$3,990	$967	$509	$1,783	$—	$7,249
Collectively evaluated for impairment	11,561	3,152	5,626	1,508	1,311	23,158
Total allowance for loan losses	$15,551	$4,119	$6,135	$3,291	$1,311	$30,407
Individually evaluated for impairment	$46,811	$11,034	$3,871	$5,365		$67,081
Collectively evaluated for impairment	541,942	80,596	910,118	101,667		1,634,323
Acquired with deteriorated credit quality	50,206	9,356	5,666	9,340		74,568
Total loans	$638,959	$100,986	$919,655	$116,372		$1,775,972

	December 31, 2012
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
Allowance for loan losses			(in thousands)
Individually evaluated for impairment	$4,100	$2,426	$325	$1,534	$—	$8,385
Collectively evaluated for impairment	9,865	5,152	5,810	1,588	1,030	23,445
Total allowance for loan losses	$13,965	$7,578	$6,135	$3,122	$1,030	$31,830
Individually evaluated for impairment	$57,291	$17,127	$3,706	$5,623		$83,747
Collectively evaluated for impairment	520,421	59,176	942,394	88,956		1,610,947
Acquired with deteriorated credit quality	52,959	13,621	2,906	12,851		82,337
Total loans	$630,671	$89,924	$949,006	$107,430		$1,777,031
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

Impaired loans, by class, are shown below:

	June 30, 2013			December 31, 2012
	Unpaid Principal	Amortized Cost (1)	Related Allowance	Unpaid Principal	Amortized Cost (1)	Related Allowance
			(in thousands)
Impaired loans with allowance
Commercial loans	$13,387	$11,255	$3,725	$18,581	$18,398	$3,869
SBA loans	4,515	3,743	265	6,968	5,516	231
Construction loans	11,527	9,939	967	20,532	15,484	2,426
Indirect loans	3,229	2,662	16	3,514	3,230	140
Installment loans	1,909	689	342	1,617	413	185
First mortgage loans	1,997	2,000	806	2,662	2,661	812
Second mortgage loans	830	755	702	834	775	722
Loans	$37,394	$31,043	$6,823	$54,708	$46,477	$8,385

	June 30, 2013			December 31, 2012
	Unpaid Principal	Amortized Cost (1)	Related Allowance	Unpaid Principal	Amortized Cost (1)	Related Allowance
			(in thousands)
Impaired loans with no allowance
Commercial loans	$12,420	$11,598	$—	$14,234	$13,483	$—
SBA loans	22,139	20,215	—	22,906	19,894	—
Construction loans	5,897	1,095	—	2,967	1,643	—
Indirect loans	—	465	—	—	—	—
Installment loans	70	55	—	78	63	—
First mortgage loans	1,124	1,125	—	847	848	—
Second mortgage loans	1,513	1,485	—	1,363	1,339	—
Loans	$43,163	$36,038	$—	$42,395	$37,270	$—

(1)	Amortized cost reflects charge-offs that have been recognized plus other amounts that have been applied to reduce net book balance.
Average impaired loans and interest income recognized, by class, are summarized below.

	Three Months Ended June 30,
	2013			2012
	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash basis Interest Income Recognized on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash basis Interest Income Recognized on Impaired Loans
			(in thousands)
Commercial loans	$24,629	$186	$—	$27,305	$164	$—
SBA loans	25,285	242	5	21,517	568	5
Construction loans	10,933	34	—	30,627	102	—
Indirect loans	3,131	31	—	3,057	62	—
Installment loans	702	59	—	494	44	—
First mortgage loans	3,268	17	—	3,893	3	—
Second mortgage loans	2,194	18	—	1,341	23	—
	$70,142	$587	$5	$88,234	$966	$5

	Six Months Ended June 30,
	2013			2012
	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash basis Interest Income Recognized on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash basis Interest Income Recognized on Impaired Loans
			(in thousands)
Commercial loans	$27,172	$433	$—	$25,166	$244	$—
SBA loans	25,107	534	7	21,288	848	8
Construction loans	13,708	77	—	34,068	174	—
Indirect loans	3,261	69	—	3,286	90	—
Installment loans	611	92	—	509	68	—
First mortgage loans	3,467	26	—	3,872	8	—
Second mortgage loans	2,150	28	—	1,093	24	—
	$75,476	$1,259	$7	$89,282	$1,456	$8
The Bank uses an asset quality ratings system to assign a numeric indicator of the credit quality and level of existing credit risk inherent in a loan. These ratings are adjusted periodically as the Bank becomes aware of changes in the credit quality of the underlying loans. The following are definitions of the asset ratings:
Rating #1 (High Quality) – Loans rated “1” are of the highest quality. This category includes loans that have been made to borrowers exhibiting strong profitability and stable trends with a good track record. The borrower’s balance sheet indicates strong liquidity and capital position. Industry outlook is good with the borrower performing as well as or better than the industry. Little credit risk appears to exist.
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
The table below shows the weighted average asset rating by class as of June 30, 2013 and December 31, 2012:

	Weighted Average Asset Rating
	June 30, 2013	December 31, 2012
Commercial loans	3.92	3.97
SBA loans	4.47	4.38
Construction loans	4.53	5.01
Indirect loans	3.02	3.02
Installment loans	3.93	3.75
First mortgage loans	3.09	3.11
Second mortgage loans	3.39	3.39

The Bank uses FICO scoring to help evaluate the likelihood consumer borrowers will pay their credit obligations as agreed. The weighted-average FICO score for the indirect loan portfolio, included in consumer installment loans, was 736 at June 30, 2013 and 735 at December 31, 2012.
Purchased Credit Impaired ("PCI") Loans:
The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans follows.

	June 30, 2013	December 31, 2012
	(in thousands)
Commercial	$50,206	$52,959
Construction	9,356	13,621
Mortgage	9,340	12,851
Consumer	5,666	2,906
Outstanding balance	$74,568	$82,337
Accretable yield, or income expected to be collected, is as follows.

	June 30, 2013	December 31, 2012
	(in thousands)
Balance, beginning period	$20,132	$16,059
New loans purchased	—	10,295
Accretion of income	(826)	(5,546)
Reclassification of nonaccretable difference	—	—
Disposals	(1,044)	(676)
Balance, ending period	$18,262	$20,132
PCI loans purchased during the periods ending June 30, 2013 and December 31, 2012 for which it was probable at acquisition that all contractually required payments would not be collected follows.

	June 30, 2013	December 31, 2012
	(in thousands)
Contractually required payments receivable of loans purchased during the year:
Commercial	$—	$44,800
Construction	—	11,678
Mortgage	—	4,545
Consumer	—	1,036
Balance, ending period	$—	$62,059

Cash flows expected to be collected at acquisition	$—	$57,448
Fair value of acquired loans at acquisition	$—	$47,211

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

	June 30, 2013	December 31, 2012
	(in thousands)
Real estate acquired in settlement of loans	$40,882	$39,756
Personal property acquired in settlement of loans	1,222	1,354
Total property acquired in settlement of loans	$42,104	$41,110
The following table summarizes the changes in real estate acquired in settlement of loans at the periods indicated.

	Three Months Ended June 30,
	2013	2012
	(in thousands)
Real estate acquired in settlement of loans, beginning of the period	$38,951	$25,729
Plus: New real estate acquired in settlement of loans	10,457	22,747
Plus: Real estate acquired in FDIC assisted acquisitions	—	—
Less: Sales of real estate acquired in settlement of loans	(7,924)	(4,611)
Less: Write-downs on other real estate and other adjustments	(602)	(1,138)
Real estate acquired in settlement of loans, end of period	$40,882	$42,727

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Real estate acquired in settlement of loans, beginning of the period	$39,756	$30,526
Plus: New real estate acquired in settlement of loans	17,183	23,976
Plus: Real estate acquired in FDIC assisted acquisitions	—	—
Less: Sales of real estate acquired in settlement of loans	(13,901)	(10,669)
Less: Write-downs on other real estate and other adjustments	(2,156)	(1,106)
Real estate acquired in settlement of loans, end of period	$40,882	$42,727
For the three months ending June 30, 2013 and 2012, respectively, there were write-downs totaling $502,000 and $1.1 million on ORE recorded in other operating expenses. For the six months ending June 30, 2013 and 2012, respectively, there were write-downs totaling $1.8 million and $2.1 million on ORE recorded in other operating expenses. For the three and six month periods ending June 30, 2013 there were proceeds from sales of $8.4 million and $16.2 million, respectively, from ORE by the Company, resulting in net gains on sales of $780,000 and $2.3 million, respectively. For the three and six month periods ending June 30, 2012 there were proceeds from sales of $5.1 million and $11.1 million, respectively, from ORE by the Company, resulting in a net gain on sales of $377,000 and $627,000, respectively.
ORE consisted of the following:

	Non-Covered		Covered
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
		(in thousands)
Commercial	$18,279	$7,959	$4,828	$7,912
Residential	2,676	2,719	3,686	4,905
Lots	12,882	18,345	5,561	6,090
Gross other real estate	33,837	29,023	14,075	18,907
Valuation allowance	(5,495)	(6,864)	(1,535)	(1,310)
Total real estate owned	$28,342	$22,159	$12,540	$17,597

11. OTHER ASSETS, OTHER LIABILITIES, OTHER OPERATING INCOME, AND OTHER OPERATING EXPENSE
Other assets and other liabilities at June 30, 2013 and December 31, 2012 are summarized as follows:

	For the Period Ended
	June 30, 2013	December 31, 2012
	(in thousands)
Other assets:
Receivables and prepaid expenses	$9,397	$3,605
Prepaid taxes	—	316
Prepaid FDIC insurance (1)	—	5,533
Common stock of trust preferred securities subsidiaries	2,027	2,027
Investment in Georgia tax credits	672	784
Florida bank charter	1,289	1,289
Deferred compensation	2,860	2,404
Repossessions	1,222	1,354
Fair value of mortgage-related derivatives (2)	13,111	4,864
Core deposit intangible, net	1,166	1,246
Other	2,235	271
Total other assets	$33,979	$23,693
Other liabilities:
Payables and accrued expenses	$11,344	$11,210
Taxes payable	2,225	3,001
Fair value of mortgage-related derivatives (3)	13,207	1,053
Deferred compensation	2,860	2,404
Other	4,336	1,731
Total other liabilities	$33,972	$19,399

(1)
On June 28, 2013, the Company received a refund of excess prepaid FDIC assessments. In 2009, the FDIC approved a rule that required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, 2012 and until the later of the date that amount is exhausted or June 30, 2013, at which point any remaining funds would be returned to the insured institution.

(2)
During the second quarter of 2013, the ten year treasury rate increased 65 basis points resulting in the increase in the fair value of the hedge for the mortgage loan pipeline. The increase in liquidation value of the hedge is carried in Other assets.

(3)
The change in interest rates mentioned in footnote 2 above had a correspondingly negative impact on the underlying hedged mortgage pipeline assets. The estimated accrued reduction in value on the underlying pipeline is reflected in Other liabilities.

Other operating income and other operating expense for the three and six month period ending June 30, 2013 and 2012 are summarized below:

	Three Months Ended June 30,
	2013	2012
	(in thousands)
Other operating income:
Gain on the sale of ORE	$780	$377
Gain on acquisitions	—	—
Insurance commissions	182	288
Rental income from ORE properties	419	109
Accretion of FDIC indemnification asset	118	96
Other operating income	63	81
Total other operating income	$1,562	$951
Other operating expense:
Employee expenses	$554	$394
Business taxes	832	434
Lending expenses	267	31
ATM and check card expenses	280	211
Advertising and promotions	351	307
Stationary, printing and supplies	239	230
Other insurance expense	256	291
Other operating expense	1,343	1,674
Total other operating expense	$4,122	$3,572

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Other operating income:
Gain on the sale of ORE	$2,329	$627
Gain on acquisitions	—	206
Insurance commissions	408	470
Rental income from ORE properties	715	215
Accretion of FDIC indemnification asset	256	267
Other operating income	227	179
Total other operating income	$3,935	$1,964
Other operating expense:
Employee expenses	$1,052	$860
Business taxes	1,828	1,167
Lending expenses	495	268
ATM and check card expenses	507	388
Advertising and promotions	744	538
Stationary, printing and supplies	513	509
Other insurance expense	486	571
Other operating expense	2,207	2,617
Total other operating expense	$7,832	$6,918

12. SHORT-TERM BORROWINGS
The following schedule details the Company’s FHLB borrowings and other short-term indebtedness at June 30, 2013 and December 31, 2012.

	For the Period Ended
	June 30, 2013	December 31, 2012
	(in thousands)
Repurchase agreements	$18,641	$12,160
FHLB short-term borrowings:
New FHLB short-term borrowings	90,000	36,000
Long-term FHLB borrowing maturing in less than one year (1)	25,000	52,500
Federal funds purchased	—	25,000
Total short-term borrowings	$133,641	$125,660

(1)	FHLB borrowing maturing in less than one year are transferred from long-term debt to short-term debt on the Balance Sheet.

Funds are borrowed on an overnight basis through retail repurchase agreements with bank customers and federal funds purchased from other financial institutions. Retail repurchase agreement borrowings are collateralized by securities of the U.S. Treasury and U.S. Government agencies and corporations.
13. LONG-TERM DEBT
Other long-term debt is summarized as follows:

	For the Period Ended
	June 30, 2013	December 31, 2012
	(in thousands)
Long-term debt:
FHLB fixed rate credit advance with interest at 0.41%, maturing March 12, 2015	$10,000	$—
Long-term debt	$10,000	$—
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
At June 30, 2013 and December 31, 2012, the total fair value of servicing for mortgage loans was $39.6 million and $23.2 million, respectively. The fair value of servicing for SBA loans at June 30, 2013 and December 31, 2012, was $7.5 million and $7.2 million, respectively. To estimate the fair values of these servicing assets, consideration was given to dealer indications of market value, where applicable, as well as the results of discounted cash flow models using key assumptions and inputs for prepayment rates, credit losses, and discount rates. Carrying value of these servicing assets is shown on the following page:

	June 30, 2013	December 31, 2012
	(in thousands)
Mortgage servicing	$36,649	$23,085
SBA servicing	6,433	6,192
Indirect servicing	1,652	967
Total carrying value of servicing assets	$44,734	$30,244
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
During the six months ended June 30, 2013 and 2012, the Company sold residential mortgage loans with unpaid principal balances of $1.2 billion and $646.3 million, respectively on which the Company retained the related mortgage servicing rights (MSRs) and receives servicing fees. At June 30, 2013 and December 31, 2012, the approximate weighted average servicing fee was 0.25% of the outstanding balance of the residential mortgage loans. The weighted average coupon interest rate on the portfolio of mortgage loans serviced for others was 3.83% and 3.99% at June 30, 2013 and December 31, 2012, respectively.
The following is an analysis of the activity in the Company’s residential MSR and impairment for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Residential mortgage servicing rights
Beginning carrying value	$29,163	$15,017	$23,085	$11,456
Additions	7,474	3,754	13,650	7,005
Amortization	(1,544)	(873)	(3,249)	(1,670)
Recovery/(impairment), net	1,556	(1,953)	3,163	(846)
Ending carrying value	$36,649	$15,945	$36,649	$15,945

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Residential mortgage servicing impairment
Beginning balance	$3,463	$1,678	$5,070	$2,785
Additions	—	1,954	—	1,954
Recoveries	(1,556)	(1)	(3,163)	(1,108)
Ending balance	$1,907	$3,631	$1,907	$3,631
The Company uses assumptions and estimates in determining the impairment of capitalized MSRs. These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by market participants to value and bid MSRs available for sale in the market. At June 30, 2013, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the accompanying table.

	June 30, 2013	December 31, 2012
	($ in thousands)
Residential mortgage servicing rights
Fair value of residential mortgage servicing rights	$39,614	$23,153
Composition of residential loans serviced for others:
Fixed-rate mortgage loans	99%	99%
Adjustable-rate mortgage loans	1%	1%
Total	100%	100%
Weighted average remaining term	25.8 years	25.7 years
Prepayment speed	8.66%	15.75%
Effect on fair value of a 10% increase	$(1,461)	$(1,131)
Effect on fair value of a 20% increase	(2,803)	(2,155)
Weighted average discount rate	9.82%	8.56%
Effect on fair value of a 10% increase	$(1,274)	$(1,177)
Effect on fair value of a 20% increase	(2,460)	(1,745)
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
Information about the asset quality of mortgage loans managed by the Company is detailed in the following table:

	June 30, 2013
	Unpaid Principal	Delinquent (days)		YTD Charge-offs
		30 to 89	90+
	(in thousands)
Loan servicing portfolio	$3,496,505	$5,206	$1,793	$—
Mortgage loans held-for-sale	299,114	—	—	—
Mortgage loans held-for-investment	42,147	134	217	398
Total residential mortgages serviced	$3,837,766	$5,340	$2,010	$398
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
During the six months ended June 30, 2013 and 2012, the Company sold SBA loans with unpaid principal balances of $25.3 million and $28.0 million, respectively. The Company retained the related loan servicing rights and receives servicing fees. The approximate weighted average servicing fee as a percentage of the outstanding balance of the SBA loans was 0.95% and 0.86% at June 30, 2013 and December 31, 2012, respectively. The weighted average coupon interest rate on the portfolio of loans serviced for others was 4.85% and 4.96% at June 30, 2013 and December 31, 2012, respectively.

The following is an analysis of the activity in the Company’s SBA loan servicing rights and impairment for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
SBA loan servicing rights
Beginning carrying value	$6,233	$5,637	$6,192	$5,736
Additions	613	361	1,102	583
Amortization	(355)	(355)	(600)	(486)
(Impairment)/recovery, net	(58)	101	(261)	(89)
Ending carrying value	$6,433	$5,744	$6,433	$5,744

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
SBA servicing rights impairment
Beginning balance	$542	$403	$339	$213
Additions	403	54	800	268
Recoveries	(345)	(155)	(539)	(179)
Ending balance	$600	$302	$600	$302
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
The Company uses assumptions and estimates in determining the impairment of capitalized SBA loan servicing rights. These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by market participants to value and bid servicing rights available for sale in the market. At June 30, 2013, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the accompanying table.

	June 30, 2013	December 31, 2012
	($ in thousands)
SBA loan servicing rights
Fair value of SBA servicing rights	$7,477	$7,244
Composition of SBA loans serviced for others:
Fixed-rate SBA loans	—%	—%
Adjustable-rate SBA loans	100%	100%
Total	100%	100%
Weighted average remaining term	20.6 years	20.8 years
Prepayment speed	4.35%	3.80%
Effect on fair value of a 10% increase	$(162)	$(191)
Effect on fair value of a 20% increase	(319)	(374)
Weighted average discount rate	4.80%	4.92%
Effect on fair value of a 10% increase	$(151)	$(180)
Effect on fair value of a 20% increase	(297)	(266)
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

Information about the asset quality of SBA loans managed by Fidelity is shown below.

	June 30, 2013			YTD Charge-offs
	Unpaid Principal	Delinquent (days)
		30 to 89	90+
	($ in thousands)
SBA serviced for others portfolio	$221,647	$1,712	$310	$—
SBA loans held-for-sale	10,842	—	—	—
SBA loans held-for-investment	131,795	5,997	4,690	702
Total SBA loans serviced	$364,284	$7,709	$5,000	$702
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
In July 2012, FASB issued ASU No. 2012-02 “Testing Indefinite-Lived Intangible Assets for Impairment” which permit an entity to consider qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible assets are impaired, then the entity is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.
In October 2012, FASB issued ASU No. 2012-06 "Business Combinations: Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution" addresses the subsequent accounting for an indemnification asset resulting from a government-assisted acquisition of a financial institution. The guidance indicates that when a reporting entity records an indemnification asset as a result of a government-assisted acquisition of a financial institution involving an indemnification agreement, the indemnification asset should be subsequently measured on the same basis as the asset subject to indemnification. Any amortization of changes in value should be limited to any contractual limitations on the amount and the term of the indemnification agreement. The amendments should be applied prospectively to any new indemnification assets acquired and to changes in expected cash flows of existing indemnification assets occurring on or after the date of adoption. Prior periods would not be adjusted. These changes are effective for 2013. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.
In February 2013, FASB issued ASU No. 2013-02 "Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The amendments address reporting of amounts reclassified out of accumulated other comprehensive income. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments will be effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. Early adoption is permitted. The required disclosure for this ASU can be found in footnote "8. INVESTMENTS" of this report of Form 10-Q. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.
In April 2013, the FASB issued ASU 2013-07 "Liquidation Basis of Accounting" addressing application of the liquidation basis of accounting. The guidance is intended to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments will be effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein and those requirements should be applied prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The Company does not expect the adoption of this ASU to have any impact on the Company’s Consolidated Financial Statements.
In July 2013, the FASB issued ASU 2013-11 "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The amendments address the uniformity of the presentation of unrecognized tax benefits. The amendments will be effective for entities during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein and those requirements should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoption is permitted. The Company does not expect the adoption of this ASU to have any impact on the Company’s Consolidated Financial Statements.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
16. SUBSEQUENT EVENTS
Dividends
The Board of Directors, on July 18, 2013, approved the distribution of the regular quarterly dividend to be paid in shares of common stock and cash. The Company will distribute on August 14, 2013, one new share for every 170 shares held and a $0.02 per share cash dividend to be be paid to all shareholders as of the record date of August 1, 2013. The cash dividend to be paid on August 14, 2013, does not apply to the additional shares to be issued on that same date as a result of the stock dividend. Basic and diluted earnings per share for prior years have been retroactively adjusted to reflect the stock dividend.
Public Offering
On June 10, 2013, the Company closed its $60.0 million public offering of common stock at $12.00 per share, and on June 18, 2013, the underwriters exercised their option of the allotment shares for an additional $9.0 million in capital.
The Company intends to use the net proceeds from this offering to: (i) redeem on August 30, 2013, the $48.2 million in shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, originally issued to the U.S. Department of the Treasury under the Troubled Asset Relief Program Capital Purchase Program; and (ii) redeem two series of its trust preferred securities with an aggregate outstanding principal amount of $20.5 million on September 8, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis reviews important factors affecting our financial condition at June 30, 2013, compared to December 31, 2012, and compares the results of operations for the three and six months ended June 30, 2013 and 2012. These comments should be read in conjunction with our consolidated financial statements and accompanying notes appearing in this report and the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2012. All percentage and dollar variances noted in the following analysis are calculated from the balances presented in the accompanying consolidated financial statements.
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

Selected Financial Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in thousands, except per share data)
Results of operations
Net interest income	$20,133	$19,900	$41,208	$39,555
Provision for loan losses	570	950	4,046	4,700
Non-interest income	28,240	17,034	53,287	34,689
Non-interest expense	33,159	26,069	65,683	51,419
Income tax expense	5,211	3,511	8,842	6,405
Net income	9,433	6,404	15,924	11,720
Preferred stock dividends	(823)	(823)	(1,646)	(1,646)
Net income available to common shareholders	8,610	5,581	14,278	10,074
Performance
Earning per share - basic (1)	$0.53	$0.38	$0.91	$0.69
Earning per share - diluted (1)	$0.47	$0.34	$0.81	$0.62
Return on average assets	1.47%	1.14%	1.27%	1.05%
Return on average equity	17.40%	14.84%	15.58%	13.77%
Net interest margin
Interest earning assets	4.05%	4.66%	4.37%	4.71%
Cost of funds	0.77%	0.96%	0.81%	1.01%
Net interest spread	3.28%	3.70%	3.56%	3.70%
Net interest margin	3.42%	3.86%	3.59%	3.86%
Capital
Tier 1 risk-based capital	15.62%	11.68%	15.62%	11.68%
Total risk-based capital	16.88%	13.29%	16.88%	13.29%
Leverage ratio	12.96%	10.19%	12.96%	10.19%
Average balance sheet
Loans, net of unearned	$2,150,917	$1,880,933	$2,123,884	$1,833,157
Investment securities	170,362	198,754	166,135	219,205
Earning assets	2,379,048	2,088,221	2,330,617	2,074,197
Total assets	2,578,033	2,265,875	2,524,085	2,240,910
Deposits	2,079,569	1,859,218	2,056,539	1,851,508
Borrowings	259,616	190,910	240,926	179,775
Shareholders’ equity	217,491	173,520	206,088	171,136
Stock performance
Market price
Closing (1)	$12.37	$8.26	$12.37	$8.26
High close (1)	$13.15	$8.56	$13.15	$8.56
Low close (1)	$10.81	$6.34	$9.38	$5.47
Daily average trading volume	52,382	64,797	41,458	37,649
Book value per common share (1)	$10.75	$8.94	$10.75	$8.94
Price to book value	1.15	0.92	1.15	0.92
Tangible book value per common share (1)	$10.63	$8.77	$10.63	$8.77
Price to tangible book value	1.16	0.94	1.16	0.94
Asset quality (2)
Total non-performing loans	$72,388	$90,797	$72,388	$90,797
Total Non-performing assets	$114,492	$134,627	$114,492	$134,627
Loans 90 days past due and still accruing	$—	$111	$—	$111
Non-performing loans as a % of loans	4.08%	5.20%	4.08%	5.20%
Non-performing assets as a % of loans and ORE	6.30%	7.52%	6.30%	7.52%
Classified assets as a % of Tier 1 capital plus ALL	36.92%	51.20%	36.92%	51.20%
ALL to non-performing loans	46.01%	29.96%	46.01%	29.96%
Net charge-offs during the period to average loans	0.32%	0.65%	0.32%	0.60%
ALL as a % of loans, at end of period	1.88%	1.55%	1.88%	1.55%
Other information
Non-interest income to revenues	58.38%	46.12%	56.39%	46.72%
End-of-period shares outstanding (1)	20,962,228	14,767,351	20,962,228	14,767,351
Weighted average shares outstanding - basic (1)	16,365,977	14,737,688	15,706,132	14,675,388
Weighted average shares outstanding - diluted (1)	18,394,301	16,541,945	17,700,225	16,357,169
Full-time equivalent employees	843.1	701.9	843.1	701.9

(1)	Adjusted for stock dividend and retroactive application on shares outstanding.

(2)	Including FDIC covered assets.

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
The Bank provides an array of financial products and services for business and retail customers primarily through 31 branches in Fulton, Dekalb, Cobb, Clayton, Forsyth, Gwinnett, Rockdale, Coweta, Henry, Greene, and Barrow Counties in Georgia, a branch in Jacksonville, Duval County, Florida, and on-line at www.LionBank.com. The Bank's customers are primarily individuals and small and medium sized businesses located in Georgia. Mortgage and construction loans are also provided through a branch in Jacksonville, Florida. Mortgage loans, automobile loans, and Small Business Administration (“SBA”) loans are provided through employees located in eleven Southern and Mid-Atlantic states.
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
Results of Operations
Net Income
For the three months ended June 30, 2013, the Company recorded net income of $9.4 million compared to net income of $6.4 million for the same period of 2012. Net income available to common equity was $8.6 million and $5.6 million for the three months ended June 30, 2013 and 2012, respectively. Basic and diluted earnings per share for the second quarter of 2013 were $0.53 and $0.47, respectively, compared to $0.38 and $0.34, respectively, for the three months ended June 30, 2012. The increase in net income for the three months ended June 30, 2013, compared to the same period in 2012, is primarily the result of a $9.3 million increase in mortgage banking income and an increase in indirect lending activities of $1.2 million, offset primarily by an increase in salary and benefit expense of $3.2 million and an increase commission expense of $3.7 million.
For the six months ended June 30, 2013, the Company recorded net income of $15.9 million compared to net income of $11.7 million for the same period of 2012. Net income available to common equity was $14.3 million and $10.1 million for the six months ended June 30, 2013 and 2012, respectively. Basic and diluted earnings per share for the first six months of 2013 were $0.91 and $0.81, respectively, compared to $0.69 and $0.62, respectively, for the six months ended June 30, 2012. The increase in net income for the six months ended June 30, 2013, compared to the same period in 2012, primarily the result of a $15.0 million increase in mortgage banking income and an increase in indirect lending activities of $1.7 million, offset primarily by increased salary and benefit expense of $6.5 million and an increase in commission expense of $6.3 million.

Net Interest Income
Net interest income for the three months ended June 30, 2013, increased $233,000, or 1.2%, to $20.1 million compared to the same period in 2012. Net interest margin decreased 44 basis points to 3.42% in the second quarter of 2013, compared to 3.86% in the same period in 2012 from the combination of a decrease in the cost of interest-bearing liabilities and an increase in the average balance of interest-earning assets. Excluding the accretion of the purchased loan discount of $458,000 and $644,000, the net interest margin would have been 3.31% in the second quarter of 2013 and 3.72% for the second quarter of 2012, respectively.
The cost of funds on total interest-bearing liabilities decreased 19 basis points to 0.77% for the second quarter of 2013 compared to 0.96% for the same period in 2012 as a result of a decrease in average long-term debt borrowings together with the cost of the borrowings due to a reset of certain debt. The 19 basis point decrease in cost of funds contributed $917,000 to net interest income, although it was slightly offset by a $359,000 increase in interest expense related to the $185.9 million, or 10.6%, increase in average interest-bearing liabilities.
The average balance of interest-earning assets increased by $290.8 million, or 13.9%, to $2.379 billion for the three months ended June 30, 2013, when compared to the same period in 2012. The increase contributed $2.9 million of interest income, which was offset by a decrease in the yield on interest-earning assets of $3.6 million. The yield on interest-earning assets for the three month period ended June 30, 2013 was 4.05%, a decrease of 61 basis points when compared to the yield on interest-earning assets for the same period in 2012. For the three month period this decrease equated to a $219,000 decrease in interest income. For the three months ended June 30, 2013, the average balance of loans outstanding increased $270.0 million, or 14.4%, to $2.151 billion, compared to the same period in 2012. The increase in the loan portfolio was primarily the result of the growth in the mortgage and indirect lending portfolios due to increased market penetration which contributed approximately $166.4 million and $20.8 million, respectively, in average loan balances to the first three months of 2013. The yield on average loans outstanding for the three months ended June 30, 2013 decreased 61 basis points to 4.29% compared to the same period in 2012 as strong competition for high-quality loans continue to pervade our market. Average investment securities decreased $28.4 million, or 14.3%, and yielded 2.35%.
For the six month period ended June 30, 2013, the Company recorded an increase of $1.7 million, or 4.2%, in net interest income to $41.2 million compared to $39.6 million for the same period in 2012. Net interest margin decreased 27 basis point to 3.59%, compared to 3.86% in the same period in 2012 from the combination of an increase in the average balance of interest-earning assets together with lower rates offered on loans. Excluding the accretion of the purchased loan discount of $1.9 million and $1.4 million, respectively, the net interest margin would have been 3.39% in the first six months of 2013 and 3.74% for the same period in 2012, respectively.
The cost of funds on total interest-bearing liabilities decreased 20 basis point to 0.81% for the six months ended June 30, 2013 compared to 1.01% for the same period in 2012 as a result of a decrease in average long-term debt borrowings together with the cost of the borrowings due to a reset of certain debt. The 20 basis point decrease in cost of funds contributed $1.9 million to net interest income, although it was slightly offset by a $650,000 increase in interest expense related to an increase in average interest-bearing deposits.
The average balance of interest-earning assets increased by $256.4 million, or 12.4%, to $2.331 billion for the first six months of 2013, when compared to $2.074 billion for the same period in 2012. The increase contributed $5.6 million to interest income, which was mostly offset by a decrease in the yield on interest-earning assets of $3.9 million. The yield on interest-earning assets for the six month period ended June 30, 2013 was 4.37%, a decrease of 34 basis point when compared to the yield on interest-earning assets for the same period in 2012. For the six month period this decrease equated to a $494,000 decrease in interest income. For the first six months of 2013, the average balance of loans outstanding increased $290.7 million, or 15.9%, to $2.124 billion, when compared to the same period in 2012. The increase in the loan portfolio was primarily the result of the growth in the mortgage and indirect lending portfolios due to increased market penetration which contributed approximately $155.6 million and $50.8 million, respectively, in average loan balances to the first six months of 2013. The yield on average loans outstanding for the six months ended June 30, 2013 decreased 54 basis point to 4.46% when compared to the same period in 2012 as strong competition for high-quality loans continue to pervade our market. Average Investment securities decreased $53.1 million, or 24.2%, and yielded 2.58%.

	Three Months Ended
	June 30, 2013			June 30, 2012
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	($ in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income:
Taxable	$2,142,852	$22,883	4.28%	$1,876,094	$22,868	4.90%
Tax-exempt (1)	8,065	102	5.07%	4,839	53	4.45%
Total loans	2,150,917	22,985	4.29%	1,880,933	22,921	4.90%
Investment securities:
Taxable	153,860	745	1.94%	179,751	989	2.20%
Tax-exempt (2)	16,502	253	6.14%	19,003	303	6.39%
Total investment securities	170,362	998	2.35%	198,754	1,292	2.61%
Interest-bearing deposits	56,566	15	0.11%	7,756	4	0.21%
Federal funds sold	1,203	—	0.05%	778	—	0.06%
Total interest-earning assets	2,379,048	23,998	4.05%	2,088,221	24,217	4.66%
Noninterest-earning:
Cash and due from banks	14,250			27,367
Allowance for loan losses	(33,264)			(28,282)
Premises and equipment, net	41,126			33,254
Other real estate	39,014			34,058
Other assets	137,859			111,257
Total assets	$2,578,033			$2,265,875

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand deposits	$627,892	$423	0.27%	$566,587	$352	0.25%
Savings deposits	318,804	329	0.41%	356,457	252	0.28%
Time deposits	729,995	1,848	1.02%	636,472	2,054	1.31%
Total interest-bearing deposits	1,676,691	2,600	0.62%	1,559,516	2,658	0.69%
Federal funds purchased	35,625	67	0.76%	22,910	48	0.83%
Securities sold under agreements to repurchase	14,573	5	0.14%	10,967	6	0.21%
Other short-term borrowings	131,891	191	0.58%	64,478	199	1.24%
Subordinated debt	67,527	868	5.15%	67,527	1,132	6.75%
Long-term debt	10,000	10	0.41%	25,028	152	2.44%
Total interest-bearing liabilities	1,936,307	3,741	0.77%	1,750,426	4,195	0.96%
Noninterest-bearing:
Demand deposits	402,878			299,702
Other liabilities	21,357			42,227
Shareholders’ equity	217,491			173,520
Total liabilities and shareholders’ equity	$2,578,033			$2,265,875
Net interest income/spread		$20,257	3.28%		$20,022	3.70%
Net interest margin			3.42%			3.86%

(1)	Interest income includes the effect of taxable equivalent adjustment for 2013 and 2012 of $22,800 and $17,700, respectively.

(2)	Interest income includes the effect of taxable-equivalent adjustment for 2013 and 2012 of $96,600 and $103,700, respectively.

	Six Months Ended
	June 30, 2013			June 30, 2012
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	($ in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income:
Taxable	$2,116,925	$46,785	4.46%	$1,828,287	$45,572	5.00%
Tax-exempt (1)	6,959	167	4.84%	4,870	102	4.28%
Total loans	2,123,884	46,952	4.46%	1,833,157	45,674	5.00%
Investment securities:
Taxable	148,940	1,594	2.16%	200,152	2,294	2.29%
Tax-exempt (2)	17,195	529	6.20%	19,053	609	6.39%
Total investment securities	166,135	2,123	2.58%	219,205	2,903	2.66%
Interest-bearing deposits	39,554	18	0.09%	20,941	22	0.21%
Federal funds sold	1,044	—	0.05%	894	—	0.06%
Total interest-earning assets	2,330,617	49,093	4.37%	2,074,197	48,599	4.71%
Noninterest-earning:
Cash and due from banks	14,107			22,234
Allowance for loan losses	(33,462)			(28,160)
Premises and equipment, net	39,515			31,359
Other real estate	38,899			31,707
Other assets	134,409			109,573
Total assets	$2,524,085			$2,240,910

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand deposits	$624,179	$841	0.28%	$551,785	$749	0.27%
Savings deposits	324,552	706	0.44%	366,822	544	0.30%
Time deposits	721,348	3,680	1.03%	649,992	4,372	1.35%
Total interest-bearing deposits	1,670,079	5,227	0.63%	1,568,599	5,665	0.73%
Federal funds purchased	46,308	174	0.76%	11,691	49	0.84%
Securities sold under agreements to repurchase	13,043	9	0.15%	13,512	15	0.22%
Other short-term borrowings	107,915	484	0.90%	51,028	363	1.43%
Subordinated debt	67,527	1,735	5.18%	67,527	2,271	6.77%
Long-term debt	6,133	12	0.41%	36,017	439	2.45%
Total interest-bearing liabilities	1,911,005	7,641	0.81%	1,748,374	8,802	1.01%
Noninterest-bearing:
Demand deposits	386,460			282,909
Other liabilities	20,532			38,491
Shareholders’ equity	206,088			171,136
Total liabilities and shareholders’ equity	$2,524,085			$2,240,910
Net interest income/spread		$41,452	3.56%		$39,797	3.70%
Net interest margin			3.59%			3.86%

(1)	Interest income includes the effect of taxable equivalent adjustment for 2013 and 2012 of $58,500 and $36,500, respectively.

(2)	Interest income includes the effect of taxable-equivalent adjustment for 2013 and 2012 of $185,100 and $215,800, respectively.

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
In determining the appropriate level for the allowance, management ensures that the overall allowance appropriately reflects a margin for the imprecision inherent in most estimates of the range of probable credit losses. This additional amount, if any, is reflected in the overall allowance. Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio at June 30, 2013 (see “Asset Quality”).
The provision for loan losses for the three and six month periods ending June 30, 2013 were $570,000 and $4.0 million, respectively, compared to $950,000 and $4.7 million, respectively, for the same periods in 2012. The year-to-date decrease was primarily a result of improving credit trends and a net decrease in required specific reserves as more charge-offs for classified construction borrowers were processed and the associated collateral was transferred to ORE following foreclosure than additional problem loans being added and that require a specific reserve.
At date of acquisition, no allowance for loan losses was recorded on the covered loans acquired under the loss share agreements with the FDIC because these loans were recorded at fair value. On an ongoing basis, the Company re-evaluates the cash flows expected to be collected on the covered loans based on updates of assumptions regarding default rates, loss severities, and other factors that are reflective of current market conditions and, based upon those evaluations, determines if additional provision expense is required for the covered loans. Fidelity has evaluated the recorded investment of the covered loans and has compared the original Day 1 estimated losses to current estimated losses and has determined that an allowance for loan losses of $2.9 million was necessary for these covered loans as of June 30, 2013. The following schedule summarizes changes in the allowance for loan losses for the periods indicated:

	Six Months Ended June 30,		Year Ended December 31,
	2013	2012	2012
		($ in thousands)
Balance at beginning of period	$33,982	$27,956	$27,956
Net charge-offs (recoveries):
Commercial, financial and agricultural	2,580	643	1,090
SBA	615	81	455
Real estate-construction	158	2,974	2,798
Real estate-mortgage	420	305	632
Consumer installment	1,600	1,448	5,367
Total net charge-offs	5,373	5,451	10,342
Provision for loan losses - non-covered loans	3,950	4,700	12,066
Impairment provision - covered loans	96	—	1,354
Indemnification - covered loans	654	—	4,563
Write-offs to transfer to ORE	—	—	(1,615)
Balance at end of period	$33,309	$27,205	$33,982
Annualized ratio of net charge-offs to average loans	0.63%	0.65%	0.60%
Allowance for loan losses as a percentage of loans at end of period	1.88%	1.55%	1.92%
Allowance for loan losses as a percentage of loans, excluding covered loans	1.96%	1.65%	2.01%

Net charge-offs for the six months ended 2013 totaled $5.4 million, down from $5.5 million of net charge-offs recorded in the same period of 2012. The decrease is primarily due to a decrease in real estate-construction of $2.8 million, partially offset by an increase in commercial, financial, and agricultural of $1.9 million.
Noninterest Income
The categories of noninterest income, and the dollar and percentage change between periods, are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
				($ in thousands)
Service charges on deposit accounts	$1,020	$1,180	$(160)	(13.6)%	$1,969	$2,313	$(344)	(14.9)%
Other fees and charges	975	852	123	14.4%	1,862	1,636	226	13.8%
Mortgage banking activities	20,158	10,840	9,318	86.0%	37,953	22,924	15,029	65.6%
Indirect lending activities	2,781	1,610	1,171	72.7%	4,427	2,773	1,654	59.6%
SBA lending activities	1,417	1,269	148	11.7%	2,501	2,122	379	17.9%
Bank owned life insurance	326	332	(6)	(1.8)%	639	654	(15)	(2.3)%
Securities gains	1	—	1	100.0%	1	303	(302)	100.0%
Other noninterest income:
Gain on the sale of ORE	780	377	403	106.9%	2,329	627	1,702	271.5%
Gain on acquisitions	—	—	—	—%	—	206	(206)	—%
Insurance commissions	182	288	(106)	(36.8)%	408	470	(62)	(13.2)%
Rental income from ORE properties	419	109	310	284.4%	715	215	500	232.6%
Accretion of FDIC indemnification asset	118	96	22	22.9%	256	267	(11)	(4.1)%
Other operating income	63	81	(18)	(22.2)%	227	179	48	26.8%
Total noninterest income	$28,240	$17,034	$11,206	65.8%	$53,287	$34,689	$18,598	53.6%
Noninterest income for the three months ended June 30, 2013 was $28.2 million compared to $17.0 million for the same period in 2012, an increase of $11.2 million for the three month period. The increase is the result of an increase in mortgage banking activities of $9.3 million to $20.2 million for the quarter ended June 30, 2013 compared to the same period in 2012, an increase of 86.0%. The increase was driven by a 38.1% increase in the pipeline which exceeded $627.0 million at June 30, 2013; total funded loan volume of over $787.7 million, a 69.7% increase compared to the same quarter in 2012. Continued low interest rates and an increase in origination staff also contributed to the increase in both the pipeline and funding volume. Although the Company cannot predict future mortgage refinancing demand, the Company intends to continue to strategically increase the number of mortgage loan originators and support staff. Mortgage servicing rights (MSR) values can be highly impacted by fluctuation in market interest rates and global financial market uncertainty. During periods of economic uncertainty this can result in projected declining interest rates. A significant enough decline can result in a temporary impairment of MSR value primarily as a result of increased underlying loan prepayments. As the markets stabilize and/or rates increase, the prepayment assumptions decrease resulting in increased servicing values which can result in an impairment recovery.
For the six month period ended June 30, 2013 noninterest income increased $18.6 million, or 53.6%, to $53.3 million compare to $34.7 million for the same period in 2012. The increase was largely attributable to an increase in mortgage banking activities of $15.0 million, or 65.6%, to $38.0 million compared to $22.9 million for the same six month period in 2012 and an increase in indirect lending activities of $1.7 million, or 59.6% due to increased loan sales during the period.
Indirect Automobile Lending
The Bank purchases, on a nonrecourse basis, consumer installment contracts secured by new and used vehicles purchased by consumers from franchised motor vehicle dealers and selected independent dealers located throughout the Southeast. A portion of the indirect automobile loans the Bank originates is generally sold with servicing retained.
The U.S. auto industry has shown sustained momentum the past few years, making solid progress toward recovery of pre-recession sales levels. Momentum is expected to slow during the remainder of 2013. The surge of off-lease vehicles and older trade-ins will boost used car inventories. As a result, used car prices are expected to soften.
The year-to-date average FICO for dealer loans has been 737, an indication of the bank's high asset quality standards. On repossessed vehicles, we are continuing to experience favorable pricing at the auto auctions, allowing the Bank to minimize losses due to loan charge-offs.
In an effort to manage interest rate risk, the Company has strategically stepped up the pace of auto loan sales to investors and other banks in recent months. Currently the demand from investors and other Banks to purchase our automobile loans is favorable.

The following schedule summarizes our indirect lending for the three months ended June 30, 2013, March 31, 2013 and June 30, 2012:

	Three Months Ended
	June 30, 2013	March 31, 2012	June 30, 2012
		($ in thousands)
Average loans outstanding	$947,351	$953,722	$959,202
Yield	3.85%	3.88%	4.34%
Past due loans:
$ amount of indirect loans past due	$1,360	$1,159	$922
# of indirect loans past due	173	162	145
Net principal charge-offs	$909	$667	$491
# of repossessed vehicles	181	151	150
Non-performing loans	$594	$872	$778
30+ day performing delinquency rate (1)	0.14%	0.12%	0.10%
Net charge-off rate (2)	0.33%	0.28%	0.20%
Average beacon score	755	742	752
Production by state:
Alabama	$16,576	$16,847	$16,575
Arkansas	7,728	4,760	—
North Carolina	18,750	15,226	14,810
South Carolina	10,180	7,550	7,352
Florida	72,676	67,243	67,470
Georgia	38,203	42,218	42,196
Mississippi	19,626	20,148	19,593
Tennessee	19,347	14,858	16,568
Virginia	10,339	8,601	9,212
Total production by state	$213,425	$197,451	$193,776
Percent Outstanding by state:
Alabama	8.89%	9.22%	9.16%
Arkansas	1.42%	0.81%	0.08%
North Carolina	8.37%	8.31%	8.78%
South Carolina	3.26%	2.99%	2.72%
Florida	33.07%	33.41%	32.80%
Georgia	25.76%	27.11%	30.79%
Mississippi	7.92%	7.50%	5.58%
Tennessee	8.19%	7.95%	8.42%
Virginia	3.12%	2.70%	1.67%
Total percent outstanding by state	100.00%	100.00%	100.00%
Loan sales	$152,418	$58,073	$46,300
Loan servicing	$451,421	$342,397	$228,313

Indirect lending activities:
Servicing income, net	$1,012	$834	$827
Marketing gain	1,769	812	783
Total indirect lending activities	$2,781	$1,646	$1,610

(1)	Calculated by dividing 30+ day performing delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category.

(2)	Calculated by dividing annualized net charge-offs for the period by average loans held for investment during the period for the specified loan category.
Real Estate Mortgage Lending
The Bank's residential mortgage loan business focuses on one-to-four family properties. We offer Federal Housing Authority (“FHA”), Veterans Administration (“VA”), and conventional and non-conforming residential mortgage loans. The Bank operates our retail residential mortgage banking business primarily in the Atlanta metropolitan area with offices throughout Georgia along with six offices throughout Virginia, an office in Bel Air, Maryland and one office in Jacksonville, Florida. We also operate a wholesale lending division purchasing loans from qualified brokers and correspondents in the Southeast and Mid-Atlantic regions. The Bank is an approved originator and servicer for the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal

National Mortgage Association (“FNMA”), and is an approved originator for loans insured by the Department of Housing and Urban Development (“HUD”). The Bank is an approved originator for the Government National Mortgage Association (“GNMA”) as of January 2013.
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
With the recent upward shift in long term interest rates we do anticipate a reduction in our refinance volume from the levels we have seen in the first half of 2013. However, a significant portion of the mortgage production is from purchase mortgage business, sourced primarily through our relationships with independent home builders and realtors, which we do not believe will be significantly impacted by the recent rise in long-term interest rates. In addition, from the same time a year ago we have expanded our mortgage branch network with five new production branches and our mortgage production team has increased by 30%. Our marketing focus on purchase business and organic growth will help to offset any impact of the anticipated reduction of refinance production.
We do not believe that the recent finalizing of the revised FDIC capital requirements for community banks will have any impact on our loan origination volume going forward. We have been retaining the servicing on loans originated and sold for FNMA and FHLMC over that past four years. We are evaluating the impact of the capital rules related to mortgage servicing assets (MSA) to determine the most prudent strategy related to the phase in of the new capital rules.
The following schedule summarizes our mortgage lending for the three months ended June 30, 2013, March 31, 2013 and June 30, 2012:

	Three Months Ended
	June 30, 2013	March 31, 2013	June 30, 2012
		($ in thousands)
Loan fundings by production (state):
Georgia	$592,837	$529,257	$444,458
Florida	24,025	15,862	9,894
Virginia	167,099	111,126	17,454
Total production by state	$783,961	$656,245	$471,806

% of retail production	78.95%	66.30%	42.41%
% of wholesale production	21.05%	17.41%	17.77%
% of loan production for purchases	58.30%	36.78%	55.38%
% of loan production for refinance loans	41.70%	63.22%	44.62%

Loan sales:
Agency	$472,801	$525,511	$349,485
Other	283,423	108,563	56,162
Total loan sales	$756,224	$634,074	$405,647

Total agency loan servicing outstanding	$3,496,505	$2,998,915	$1,855,944

Total delinquency	$7,349	$7,523	$3,215
% of delinquency - total servicing	0.21%	0.25%	0.17%

Average mortgage loans outstanding	$297,024	$284,910	$161,890
Yield on LHFS	3.15%	3.43%	4.03%

Mortgage lending activities:
Marketing gain, net (1)	$13,916	$12,684	$9,572
Origination points and fees	4,212	3,452	3,053
Loan servicing revenue	2,021	1,760	1,041
MSR amortization and impairment adjustments	9	(101)	(2,826)
Total mortgage banking activities	$20,158	$17,795	$10,840

(1)
Marketing gains include mortgage servicing rights on loans sold servicing retained, marketing gain/(loss) on loans sold, pipeline hedge, mortgage pair-off income/(expense), and pipeline mark to market gains/(losses).

Noninterest Expense
The categories of noninterest expense, and the dollar and percentage change between periods, are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
				($ in thousands)
Salaries and employee benefits	$14,278	$11,076	$3,202	28.9%	$28,560	$22,096	$6,464	29.3%
Commissions	7,979	4,249	3,730	87.8	14,369	8,078	6,291	77.9
Furniture and equipment	950	994	(44)	(4.4)	1,948	1,971	(23)	(1.2)
Net occupancy	1,341	1,280	61	4.8	2,750	2,490	260	10.4
Communication	805	641	164	25.6	1,565	1,260	305	24.2
Professional and other services	2,271	2,081	190	9.1	4,517	4,222	295	7.0
Cost of operation of other real estate	886	1,702	(816)	(47.9)	3,089	3,439	(350)	(10.2)
FDIC insurance premiums	527	474	53	11.2	1,053	945	108	11.4
Other noninterest expense:
Employee expenses	554	394	160	40.6	1,052	860	192	22.3
Business taxes	832	434	398	91.7	1,828	1,167	661	56.6
Lending expenses	267	31	236	761.3	495	268	227	84.7
ATM and check card expenses	280	211	69	32.7	507	388	119	30.7
Advertising and promotions	351	307	44	14.3	744	538	206	38.3
Stationary, printing and supplies	239	230	9	3.9	513	509	4	0.8
Other insurance expense	256	291	(35)	(12.0)	486	571	(85)	(14.9)
Other operating expense	1,343	1,674	(331)	(19.8)	2,207	2,617	(410)	(15.7)
Total noninterest expense	$33,159	$26,069	$7,090	27.2%	$65,683	$51,419	$14,264	27.7%
Noninterest expense was $33.2 million for the three month period ended June 30, 2013, compared to $26.1 million for the same period in 2012, an increase of $7.1 million, or 27.2%. The increase was a result of higher salaries and employee benefits which increased $3.2 million, or 28.9%, due to the addition of 141 full-time equivalent employees since June 30, 2012, and an increase in commission expense of $3.7 million, or 87.8%, due to higher commission expense related to the increased mortgage banking volume.
For the six month period ended June 30, 2013, noninterest expense increased $14.3 million, or 27.7%, to $65.7 million, compared to $51.4 million for the same six month period in 2012. The increase was largely attributable to a $6.5 million, or 29.3%, increase in salaries and benefits due to an increase of 141 in full-time equivalents since June 30, 2012 and a $6.3 million, or 77.9%, increase in commission expense due to higher commission expense related to the increased mortgage banking volume.
Details of ORE expense are presented below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	$	%	$	%	$	%	$	%
				($ in thousands)
Write-down of ORE	$533	60.2%	$1,138	66.9%	$1,796	58.1%	$2,085	60.6%
ORE real property taxes	29	3.3%	110	6.5%	122	3.9%	318	9.2%
Foreclosure expense	48	5.4%	111	6.5%	512	16.6%	336	9.8%
ORE misc. expense	276	31.1%	343	20.1%	659	21.4%	700	20.4%
Other real estate expense	$886	100.0%	$1,702	100.0%	$3,089	100.0%	$3,439	100.0%
Provision for Income Taxes
The provision for income taxes for the second quarter of 2013 was $5.2 million, compared to $3.5 million for the same period in 2012. For the six month period ended June 30, 2013, provision for income taxes was $8.8 million compared to $6.4 million for the same period in 2012. The increased income tax expense for the three and six month period ending June 30, 2013 was primarily the result of an increase in income before income taxes.

Financial Condition
Total assets were $2.675 billion at June 30, 2013, compared to $2.477 billion at December 31, 2012, an increase of $197.9 million, or 8.0%. This increase was due to an $50.9 million increase in loans held-for-sale, cash and due from banks of $109.8 million, investment securities available-for-sale of $9.4 million, and $14.5 million in servicing assets. These increases were offset by a decrease of $1.1 million in loans, and FDIC indemnification asset of $3.5 million. Other assets and liabilities increased 43.4% and 75.1%, respectively, compared to December 31, 2012, primarily as a result of the mark to market valuation for mortgage loans held-for-sale.
Cash and cash equivalents increased $109.8 million, or 224.0%, to $158.8 million at June 30, 2013, compared to $49.0 million at December 31, 2012. The increase is primarily the result of the completed $69 million public offering of common stock that took place on June 10, 2013. This balance varies with the Bank’s liquidity needs and is influenced by scheduled loan closings, investment purchases, timing of customer deposits, and loan sales.
Loans decreased $1.1 million, or 0.1%, to $1.776 billion at June 30, 2013, compared to $1.777 billion at December 31, 2012. Loans held-for-sale increased $50.9 million, or 16.7%, to $355.0 million at June 30, 2013, compared to December 31, 2012. The increase was due primarily to an increase in mortgage loans held-for-sale as a result of continued low mortgage interest rates during the first six months of 2013 which increased loan volume and also due to the Company's increased mortgage loan originators in strategic locations. Total loan production and loans sold are detailed in the table below:

	Six Months Ended June 30,		Year Ended December 31,
	2013	2012	2012	2011	2010
			(in thousands)
Loans originated	$2,211,578	$1,522,808	$3,669,008	$2,492,439	$2,209,238
Loans sold	1,626,046	879,861	2,342,356	1,446,025	1,245,659
Asset Quality
The following schedule summarizes our asset quality at June 30, 2013, December 31, 2012, and June 30, 2012:

	June 30, 2013		December 31, 2012		June 30, 2012
	Including Covered Assets	Excluding Covered Assets	Including Covered Assets	Excluding Covered Assets	Including Covered Assets	Excluding Covered Assets
			($ in thousands)
Nonaccrual loans	$70,588	$42,913	$81,889	$57,713	$90,797	$62,142
Other real estate owned	40,882	28,342	39,756	22,159	42,727	24,929
Repossessions	1,222	1,222	1,354	1,354	1,103	1,103
Total nonperforming assets	$112,692	$72,477	$122,999	$81,226	$134,627	$88,174
Total classified assets (1)	$101,919	$96,295	$114,857	$108,860	$122,280	$115,719
SBA guaranteed loans included in classified assets	$14,379	$14,379	$12,085	$12,085	$8,882	$8,882
Loans past due 90 days, still accruing	$—	$—	$—	$—	$111	$111
Ratio of nonperforming assets to total loans, ORE, and repossessions	6.30%	4.14%	6.88%	4.74%	7.52%	5.29%
Ratio of allowance for loan losses to loans	1.88%	1.96%	1.92%	2.01%	1.55%	1.65%
Classified assets to Tier 1 capital plus allowance for loan losses	36.92%	34.88%	44.17%	41.87%	51.20%	48.45%

(1)	Classified covered assets are presented net of the 80% loss share agreement with the FDIC.
The $42.9 million in nonaccrual loans, excluding covered loans, at June 30, 2013, included $8.7 million in residential construction related loans, $11.5 million in commercial, $4.3 million on first and second mortgage, $15.1 million on SBA loans and $3.4 million in retail and consumer loans. Of the $8.7 million in residential construction related loans on nonaccrual, $7.4 million was related to single family developed lots. Management believes the positive trend of the reduction of nonperforming loans will continue through the remainder of 2013.
The $28.3 million in other real estate, excluding covered other real estate, at June 30, 2013, was made up of 20 commercial properties with a balance of $17.4 million and the remainder were residential construction related balances which consisted of $1.3 million in 6 residential single family homes completed or substantially completed, $6.0 million in 543 single family developed lots, $2.3 million in 6 parcels of undeveloped land, and $1.3 million in 17 parcels of covered ORE.

The Bank makes standard representations and warranties in the normal course of selling mortgage loans in the secondary market. We have not experienced any material repurchase requests as a result of these obligations related to the representations and warranties. The Bank does not securitize the mortgages it originates.
Deposits

	June 30, 2013		December 31, 2012
	$	%	$	%
		($ in millions)
Core deposits (1)	$1,704.4	79.1%	$1,666.1	80.5%
Time deposits greater than $100,000	363.4	16.9%	346.7	16.8%
Brokered deposits	87.2	4.0%	56.9	2.7%
Total deposits	$2,155.0	100.0%	$2,069.7	100.0%

(1)	Core deposits include noninterest-bearing demand, money market and interest-bearing demand, savings deposits, and time deposits less than $100,000.
Total deposits at June 30, 2013, were $2.155 billion compared to $2.070 billion at December 31, 2012. Time deposits greater than $100,000 increased $16.7 million, or 4.8%, to $363.4 million. Noninterest-bearing demand deposits increased $50.0 million, or 13.0%, to $433.6 million. Interest-bearing demand deposits and money market deposits decreased $14.6 million, or 2.3%, to $653.2 million. Noninterest-bearing demand accounts increased and interest-bearing deposits increased as management worked to move customers to cheaper deposit products to improve the net interest margin and lower the total cost of funds.
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
In addition to the ability to increase brokered deposits and retail deposits, as of June 30, 2013, we had the following sources of available unused liquidity:

June 30, 2013
(in thousands)
Unpledged securities	$37,143
FHLB advances	37,948
FRB lines	236,782
Unsecured Federal funds lines	87,000
Additional FRB line based on eligible but unpledged collateral	478,087
Total sources of available unused liquidity	$876,960

Our loans held for sale are considered highly liquid. The majority of commitments to purchase Mortgage loans held for sale will be funded within one month of the loan closing. Also, the majority of these loans are conforming residential mortgage loans sold to FNMA and FHLMC. Other loans held for sale include commitments for both SBA loans and Indirect Auto loans.
Shareholders’ Equity
Shareholders’ equity was $273.1 million at June 30, 2013, and $192.9 million at December 31, 2012. The increase in shareholders’ equity in the first six months of 2013 was primarily the result of the public offering discussed below.
Public Offering
On June 10, 2013, the Company closed its $60.0 million public offering of common stock at $12.00 per share, and on June 18, 2013, the underwriters exercised their option of the allotment shares for an additional $9.0 million in capital.
The Company intends to use the net proceeds from this offering to: (i) redeem on August 30, 2013, the $48.2 million in shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, originally issued to the U.S. Department of the Treasury under the Troubled Asset Relief Program Capital Purchase Program; and (ii) redeem two series of its trust preferred securities with an aggregate outstanding principal amount of $20.5 million on September 8, 2013.
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
At June 30, 2013, the Bank’s capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents our capital ratios and the minimum regulatory requirements:

		Minimum Regulatory Requirement
	Fidelity Bank	Adequately Capitalized	Well Capitalized
Tier 1 risk-based capital ratio	11.33%	4.00%	6.00%
Total risk-based capital ratio	13.05%	8.00%	10.00%
Leverage capital ratio	9.41%	4.00%	5.00%
The Company is not subject to the provisions of prompt corrective action. The Company had Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage capital ratio of 15.62%, 16.88%, and 12.96%, respectively, at June 30, 2013. The following table presents the proforma capital ratios for the Company as if the Fixed Rate Cumulative Perpetual Preferred Stock, Series A and trust preferred securities had been paid as of June 30, 2013:

	June 30, 2013
	Actual	Proforma
Tier 1 risk-based capital ratio	15.62%	12.41%
Total risk-based capital ratio	16.88%	13.67%
Leverage capital ratio	12.96%	10.26%

BASEL III
On July 2, 2013, the FRB approved the final rules implementing the Basel Committee on Banking Supervision's (“BCBS”) capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. The FDIC's rule is identical in substance to the final rules issued by the FRB. The phase-in period for the final rules will begin for the Company on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule. Management is currently evaluating the provisions of the final rules and their expected impact to the Company.
Dividends
In January, 2013, the Company declared a stock dividend equal to one share for every 100 shares owned. In April, 2013, the Company declared a stock dividend equal to one share for every 120 shares owned. In July, 2013, the Company declared a stock dividend equal to one share for every 170 shares owned and a cash dividend of $0.02 per share. Basic and diluted earnings per share for prior years have been retroactively adjusted to reflect this stock dividend. Future dividends will require a quarterly review of current and projected earnings for the remainder of 2013 in relation to capital requirements prior to the determination of the dividend, and be subject to regulatory restrictions under applicable law.
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
The interest rate sensitivity structure within our balance sheet at June 30, 2013, indicated a cumulative net interest sensitivity asset gap of 26.00% when projecting out six months. When projecting forward one year, there was a cumulative net interest sensitivity asset gap of 16.05%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. Our policy states that the cumulative gap, measured as rate sensitive assets divided by rate sensitive liabilities, at one year should generally be within 75% and 125%. At June 30, 2013 our cumulative gap ratio was 119%.
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

This measure discloses changes from period-to-period in book value per share exclusive of changes in intangible assets and preferred stock. The table on the following page provides a more detailed analysis of these non-GAAP measures:

	June 30, 2013	December 31, 2012	June 30, 2012
	($ in thousands, except per share data)
Total shareholders' equity	$273,102	$192,888	$178,909
Less:
Preferred stock	47,785	47,344	46,902
Common shareholders' equity	$225,317	$145,544	$132,007
Total shareholders' equity	$273,102	$192,888	$178,909
Less:
Core deposit intangible	1,206	1,246	1,159
Preferred stock	47,785	47,344	46,902
Tangible common shareholders' equity	$224,111	$144,298	$130,848
Total shareholders' equity	$273,102	$192,888	$178,909
Less:
Core deposit intangible	1,206	1,246	1,159
Tangible shareholders' equity	$271,896	$191,642	$177,750
Total assets	$2,675,233	$2,477,291	$2,415,755
Less:
Core deposit intangible	1,206	1,246	1,159
Tangible assets	$2,674,027	$2,476,045	$2,414,596
Book value per common share	$10.75	$9.71	$8.94
Effect of intangible assets	(0.12)	(0.17)	(0.17)
Tangible book value per common share	$10.63	$9.54	$8.77
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
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to claims and lawsuits arising in the course of normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of June 30, 2013, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our results of operations or financial condition.
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

FIDELITY SOUTHERN CORPORATION
(Registrant)
Date:	August 9, 2013	BY:	/S/ JAMES B. MILLER, JR.
James B. Miller, Jr.
Chief Executive Officer
Date:	August 9, 2013	BY:	/s/ STEPHEN H. BROLLY
Stephen H. Brolly
Chief Financial Officer