Form 10-Q
period 2013-09-30
FIDELITY SOUTHERN CORP
filed 2013-11-12
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 __________________________________________________________________
FORM 10-Q
 __________________________________________________________________
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarter ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of October 31, 2013 (the most recent practicable date), the Registrant had outstanding approximately 21,243,183 shares of Common Stock.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
Report on Form 10-Q
September 30, 2013

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2013	December 31, 2012
	($ in thousands)
Assets
Cash and due from banks	$136,604	$45,507
Interest-bearing deposits with banks	3,118	2,331
Federal funds sold	1,149	1,182
Cash and cash equivalents	140,871	49,020
Investment securities available-for-sale (amortized cost of $167,559 and $148,648 at September 30, 2013 and December 31, 2012, respectively)	170,338	154,367
Investment securities held-to-maturity (fair value of $4,882 and $6,723 at September 30, 2013 and December 31, 2012, respectively)	4,468	6,162
Investment in FHLB stock	6,119	7,330
Loans held-for-sale (loans at fair value: $174,409 at September 30, 2013; $253,108 at December 31, 2012)	216,736	304,094
Loans (non-covered: $1,768,385 and $1,700,143; covered: $63,323 and $76,888, at September 30, 2013 and December 31, 2012, respectively)	1,831,708	1,777,031
Allowance for loan losses	(33,661)	(33,982)
Loans, net of allowance for loan losses	1,798,047	1,743,049
FDIC indemnification asset	17,103	20,074
Premises and equipment, net	41,964	37,669
Other real estate, net (non-covered: $28,660 and $28,975; covered: $5,833 and $10,781, at September 30, 2013 and December 31, 2012, respectively)	34,493	39,756
Accrued interest receivable	7,670	7,995
Bank owned life insurance	33,575	32,693
Deferred tax asset, net	20,886	21,145
Servicing rights	52,048	30,244
Other assets	23,164	23,693
Total assets	$2,567,482	$2,477,291
Liabilities
Deposits:
Noninterest-bearing demand deposits	$448,087	$383,559
Interest-bearing deposits:
Demand and money market	685,437	638,582
Savings	317,997	329,223
Time deposits, $100,000 and over	352,111	346,743
Other time deposits	291,099	314,675
Brokered deposits	74,544	56,942
Total deposits	2,169,275	2,069,724
FHLB short-term borrowings	60,000	88,500
Other short-term borrowings	18,422	37,160
Subordinated debt	46,393	67,527
Other long-term debt	10,000	—
Accrued interest payable	959	2,093
Other liabilities	29,133	19,399
Total liabilities	2,334,182	2,284,403
Shareholders’ equity
Preferred stock, no par value. Authorized 10,000,000; zero at September 30, 2013, and 48,200 shares issued and outstanding, net of discount at December 31, 2012	—	47,344
Common stock, no par value. Authorized 50,000,000; issued and outstanding 21,240,377 and 14,780,175 at September 30, 2013 and December 31, 2012	156,156	82,499
Accumulated other comprehensive gain, net of tax	1,723	3,545
Retained earnings	75,421	59,500
Total shareholders’ equity	233,300	192,888
Total liabilities and shareholders’ equity	$2,567,482	$2,477,291
See accompanying notes to consolidated financial statements

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in thousands, except per share data)
Interest income
Loans, including fees	$23,900	$23,724	$70,793	$69,364
Investment securities	978	1,208	2,916	3,903
Federal funds sold and bank deposits	53	6	71	28
Total interest income	24,931	24,938	73,780	73,295
Interest expense
Deposits	2,601	2,686	7,828	8,351
Short-term borrowings	73	454	740	881
Subordinated debt	716	1,090	2,451	3,361
Other long-term debt	11	18	23	457
Total interest expense	3,401	4,248	11,042	13,050
Net interest income	21,530	20,690	62,738	60,245
Provision for loan losses	1,121	3,477	5,167	8,177
Net interest income after provision for loan losses	20,409	17,213	57,571	52,068
Noninterest income
Service charges on deposit accounts	1,075	1,259	3,044	3,572
Other fees and charges	997	841	2,859	2,477
Mortgage banking activities	17,809	14,755	55,762	37,679
Indirect lending activities	2,583	2,164	7,010	4,937
SBA lending activities	647	2,107	3,148	4,229
Bank owned life insurance	326	330	965	984
Securities gains	—	4	—	307
Other	2,407	5,634	6,343	7,598
Total noninterest income	25,844	27,094	79,131	61,783
Noninterest expense
Salaries and employee benefits	14,424	12,394	42,984	34,490
Commissions	6,019	6,195	20,388	14,273
Furniture and equipment	1,246	1,032	3,194	3,003
Net occupancy	1,598	1,360	4,348	3,850
Communication	754	739	2,319	1,999
Professional and other services	2,464	1,992	6,981	6,214
Cost of operation of other real estate	1,709	2,776	4,798	6,267
FDIC insurance premiums	515	479	1,568	1,424
Other	5,373	4,357	13,205	11,223
Total noninterest expense	34,102	31,324	99,785	82,743
Income before income tax expense	12,151	12,983	36,917	31,108
Income tax expense	4,298	4,816	13,140	11,221
Net income	7,853	8,167	23,777	19,887
Preferred stock dividends and discount accretion	(817)	(823)	(2,463)	(2,469)
Net income available to common equity	$7,036	$7,344	$21,314	$17,418

Earnings per share:
Basic earnings per share	$0.33	$0.49	$1.21	$1.18
Diluted earnings per share	$0.30	$0.44	$1.08	$1.05
Net income	$7,853	$8,167	$23,777	$19,887
Other comprehensive gain/(loss), net of tax	248	360	(1,822)	532
Comprehensive income	$8,101	$8,527	$21,955	$20,419
Weighted average common shares outstanding-basic	21,256,668	14,857,482	17,626,229	14,782,947
Weighted average common shares outstanding-diluted	23,622,379	16,825,910	19,773,189	16,605,986
See accompanying notes to consolidated financial statements

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2013		2012
	(in thousands)
Operating activities
Net income	$23,777		$19,887
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	5,167		8,177
Depreciation and amortization of premises and equipment	2,470		1,903
Other amortization	6,024		3,747
Impairment of other real estate	3,474		3,537
Share-based compensation	998		484
Gain on loan sales	(32,887)		(14,105)
Gain on sale of other real estate	(3,930)		(1,267)
Net increase in cash value of bank owned life insurance	(882)		(907)
Gain on investment security sales	—		(307)
Gain on acquisition of Security Exchange Bank	—		(4,218)
Net increase in deferred income taxes	1,377		690
Accretion income attributable to FDIC indemnification asset	(349)		(551)
Change in assets and liabilities which provided (used) cash:
Net (increase) decrease from loans originated for resell	146,715		(91,972)
Accrued interest receivable	325		631
Net increase in servicing rights	(27,683)		(10,480)
Other assets	775		(9,342)
Accrued interest payable	(1,134)		(1,068)
Other liabilities	9,734		9,914
Net cash provided by (used in) operating activities	133,971		(85,247)
Investing activities
Purchases of investment securities available-for-sale	(56,552)		(14,090)
Proceeds from sales of investment securities available-for-sale	—		42,949
Maturities and calls of investment securities held-to-maturity	1,694		2,423
Maturities and calls of investment securities available-for-sale	37,615		86,706
Purchase of investment in FHLB stock	(5,355)		(2,567)
Payments received from FDIC under loss share agreements	5,188		4,709
Other net decreases in covered assets and FDIC loss share receivable	(1,868)		(4,800)
Redemption of investment in FHLB stock	6,566		—
Net increase in loans	(80,917)		(92,678)
Purchases of premises and equipment	(6,765)		(6,827)
Cash received in excess of cash paid for acquisitions	—		29,717
Net cash (used in) provided by investing activities	(100,394)		45,542
Financing activities
Net increase in demand deposits, money market accounts, and savings accounts	100,157		34,215
Net decrease in time deposits	(606)		(48,555)
Net (decrease) increase in borrowings	(37,238)		44,808
Subordinated debt redemption	(21,500)		—
Common stock dividends paid, in lieu of fractional shares	(420)		(9)
Proceeds from the issuance of common stock	67,702		1,135
Preferred stock redemption	(48,200)	—	—
Cash dividends paid, in lieu of fractional shares	(14)		—
Preferred stock dividends paid	(1,607)		(1,807)
Net cash provided by financing activities	58,274		29,787
Net increase (decrease) in cash and cash equivalents	91,851		(9,918)
Cash and cash equivalents, beginning of period	49,020		57,284
Cash and cash equivalents, end of period	$140,871		$47,366

See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$12,176	$14,118
Income taxes	$10,250	$7,872
Non-cash transfers to other real estate	$20,407	$13,918
Accretion on U.S. Treasury preferred stock	$856	$662
See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2013
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Fidelity Southern Corporation and its wholly owned subsidiaries. Fidelity Southern Corporation (“FSC”) owns 100% of Fidelity Bank (the “Bank”) and LionMark Insurance Company, an insurance agency offering consumer credit related insurance products. FSC also owns three subsidiaries established to issue trust preferred securities, which entities are not consolidated for financial reporting purposes in accordance with current accounting guidance, as FSC is not the primary beneficiary. The “Company”, as used herein, includes FSC and its subsidiaries, unless the context otherwise requires.
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
In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. All such adjustments are normal recurring accruals. Certain previously reported amounts have been reclassified to conform to current presentation. These reclassifications had no impact on previously reported net income, or shareholders’ equity or cash flows. The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There were no new accounting policies or changes to existing policies adopted in the first nine months of 2013, which had a significant effect on the results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.
Operating results for the three and nine month periods ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and Annual Report to Shareholders for the year ended December 31, 2012.
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
  The reimbursable losses from the FDIC are based on the acquisition book value of the covered assets, the contractual balance of acquired unfunded commitments, and certain future net direct costs incurred in the collection and settlement process. The amount that the Bank realizes on these assets could differ materially from the carrying value that will be reflected in any financial statements, based upon the timing and amount of collections and recoveries on the covered assets in future periods. Because the FDIC will reimburse the Bank for 80% of losses incurred on the covered assets, an indemnification asset (FDIC indemnification asset) was recorded at fair value at the acquisition date. The Loss Share Agreements on the acquisition date reflect the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties. This asset is adjusted quarterly based on improvements in cash flow projections, additional expected losses and remittances received. The carrying value of the indemnification asset at September 30, 2013 was $17.1 million compared to $20.1 million at December 31, 2012.

The Loss Share Agreements continue to be measured on the same basis as the related indemnified loans. Deterioration in credit quality of the loans (recorded as an adjustment to the Allowance for Loan Losses) or declines in the fair value of other real estate owned would immediately increase the basis of the indemnification asset, with the offset recorded through the Consolidated Statements of Comprehensive Income. Improvements in the credit quality or expected loan cash flows (reflected as an adjustment to yield and accreted into income over the remaining life of the loan) result in a decrease in the fair value of the FDIC indemnification asset, with the decrease being amortized into income over the same period or the life of the loss share agreements, whichever is shorter. Initial fair value accounting incorporates into the fair value of the indemnification asset an element of the time value of money, which is accreted back into income over the life of the loss share agreements. A summary of activity for the FDIC indemnification asset for the nine months ended September 30, 2013 is presented below:

September 30, 2013
(in thousands)
Indemnification asset
Balance at January 1, 2013	$20,074
Adjustments:
Accretion income, FDIC indemnification asset	349
Additional estimated covered losses	1,868
Loss share remittances	(5,188)
Balance at September 30, 2013	$17,103
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

	Three Months Ended September 30,
	2013	2012
	($ in thousands, except per share data)
Net income	$7,853	$8,167
Less dividends on preferred stock and accretion of discount	(817)	(823)
Net income available to common equity	$7,036	$7,344
Average common shares outstanding	20,858,387	13,827,091
Effect of stock dividends	398,281	1,030,391
Average common shares outstanding – basic	21,256,668	14,857,482
Dilutive stock options and warrant	2,321,386	1,831,915
Effect of stock dividends	44,325	136,513
Average common shares outstanding – dilutive	23,622,379	16,825,910
Earnings per share – basic	$0.33	$0.49
Earnings per share – dilutive	$0.30	$0.44

	Nine Months Ended September 30,
	2013	2012
	($ in thousands, except per share data)
Net income	$23,777	$19,887
Less dividends on preferred stock and accretion of discount	(2,463)	(2,469)
Net income available to common equity	$21,314	$17,418
Average common shares outstanding	17,295,971	13,757,725
Effect of stock dividends	330,258	1,025,222
Average common shares outstanding – basic	17,626,229	14,782,947
Dilutive stock options and warrant	2,106,733	1,696,608
Effect of stock dividends	40,227	126,431
Average common shares outstanding – dilutive	19,773,189	16,605,986
Earnings per share – basic	$1.21	$1.18
Earnings per share – dilutive	$1.08	$1.05
 Average number of shares for the three and nine month periods ended September 30, 2013 and 2012 includes participating securities related to unvested restricted stock awards. For the three and nine months ended September 30, 2013, there were no anti-dilutive common stock options. For the three and nine months ended September 30, 2012, there were 21,905 and 116,905 common stock options with an average exercise price of $16.44 and $8.08, respectively. These shares would have been included in the calculation of dilutive earnings per share except that to do so would have an anti-dilutive impact on earnings per share.
4. CONTINGENCIES
Due to the nature of their activities, the Company and its subsidiaries are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of September 30, 2013. While it is difficult to predict or determine the outcome of these proceedings, it is the opinion of management, after consultation with its legal counsel, that the ultimate liabilities, if any, will not have a material adverse impact on the Company’s consolidated results of operations, financial position, or cash flows.
5. SHARE-BASED COMPENSATION
The Fidelity Southern Corporation Equity Incentive Plan (the “2006 Incentive Plan”), as amended, permits the grant of stock options, stock appreciation rights, restricted stock and other incentive awards (“Incentive Awards”). Pursuant to an amendment to the Plan adopted by the shareholders on April 26, 2012, the maximum number of shares of the Company’s common stock that may be issued under the 2006 Incentive Plan is 5,000,000 shares, all of which may be stock options. Generally, no award shall be exercisable or become vested or payable more than 10 years after the date of grant. Options granted under the 2006 Incentive Plan have four year terms and become fully exercisable at the end of three years of continued employment. Incentive awards available under the 2006 Incentive Plan totaled 3,379,099 shares at September 30, 2013.
At September 30, 2013, there was $2.2 million in remaining unrecognized compensation cost related to the share options. The cost is expected to be recognized over a weighted average period of 3.4 years. A summary of option activity as of September 30, 2013, and changes during the nine month period then ended is presented below:

	Number of share options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding at January 1, 2013	377,838	$6.15
Granted	360,000	13.94
Exercised	192,840	4.68
Forfeited	—	—
Outstanding at September 30, 2013	544,998	$11.82	5.8	$1,919,132
Exercisable at September 30, 2013	21,670	$6.15	3.3	$199,147
At September 30, 2013, there was $3.3 million in remaining unrecognized compensation cost related to the restricted stock. The cost is expected to be recognized over a weighted average period of 2.9 years. A summary of restricted stock activity as of September 30, 2013, and changes during the nine month period then ended is presented below:

	Number of shares of Restricted Stock	Weighted Average Grant Price
Nonvested at December 31, 2012	486,447	$5.86
Granted	113,648	13.94
Vested	98,815	5.67
Forfeited	—	—
Nonvested at September 30, 2013	501,280	$7.73
Share-based compensation expense was $424,000 and $147,000 for the three month periods ended September 30, 2013 and 2012, respectively, and $998,000 and $484,000 for the nine month periods ended September 30, 2013 and 2012, respectively.
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
The Company has elected to record mortgage loans held-for-sale at fair value. The following is a description of mortgage loans held-for-sale as of September 30, 2013, including the specific reasons for electing fair value and the strategies for managing these assets on a fair value basis.
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
The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumptions used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument. Because mortgage loans held-for-sale are sold within a few weeks of origination, it is unlikely to demonstrate any of the credit weaknesses discussed above and as a result, there were no credit related adjustments to fair value during the three and nine month periods ended September 30, 2013 and 2012.
The following tables present financial assets measured at fair value at September 30, 2013 and December 31, 2012, on a recurring basis and the change in fair value for those specific financial instruments in which fair value has been elected at September 30, 2013 and 2012. The changes in the fair value of economic hedges were also recorded in mortgage banking activities and are designed to partially offset the change in fair value of the mortgage loans held-for-sale and interest rate lock commitments referenced in the following tables.

		Fair Value Measurements at September 30, 2013
	Assets and Liabilities Measured at Fair Value September 30, 2013	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Debt securities issued by U.S. Government corporations and agencies	$9,851	$—	$9,851	$—
Debt securities issued by states and political subdivisions	14,897	—	14,897	—
Residential mortgage-backed securities – agency	145,590	—	145,590	—
Mortgage loans held-for-sale	174,409	—	174,409	—
Other assets (1)	4,987	—	—	4,987
Other liabilities (1)	(4,976)	—	—	(4,976)

(1)	This amount includes mortgage related interest rate lock commitments and derivative financial instruments to hedge interest rate risk. Interest rate lock commitments were recorded on a gross basis.

		Fair Value Measurements at December 31, 2012
	Assets and Liabilities Measured at Fair Value December 31, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Debt securities issued by U.S. Government corporations and agencies	$10,480	$—	$10,480	$—
Debt securities issued by states and political subdivisions	19,715	—	19,715	—
Residential mortgage-backed securities – agency	124,638	—	124,638	—
Mortgage loans held-for-sale	253,108	—	253,108	—
Other assets (1)	4,864	—	—	4,864
Other liabilities (1)	(1,053)	—	—	(1,053)

(1)	This amount includes mortgage related interest rate lock commitments and derivative financial instruments to hedge interest rate risk. Interest rate lock commitments were recorded on a gross basis.
There were no transfers into or out of Level 3. There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2013. The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2013 and 2012.

	Other Assets (1)	Other Liabilities (1)
	(in thousands)
Beginning Balance July 1, 2013	$13,111	$(3,146)
Total gains (losses) included in earnings:(2)
Issuances	(3,136)	(6,806)
Settlements and closed loans	(144)	—
Expirations	(4,844)	4,976
Total gains (losses) included in other comprehensive income	—	—
Ending Balance September 30, 2013 (3)	$4,987	$(4,976)

(1)	Includes mortgage related interest rate lock commitments and derivative financial instruments entered into to hedge interest rate risk.

(2)	Amounts included in earnings are recorded in mortgage banking activities.

(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.

	Other Assets (1)	Other Liabilities (1)
	(in thousands)
Beginning Balance January 1, 2013	$4,864	$(1,053)
Total gains (losses) included in earnings:(2)
Issuances	23,742	(12,841)
Settlements and closed loans	(11,060)	—
Expirations	(12,559)	8,918
Total gains (losses) included in other comprehensive income	—	—
Ending Balance September 30, 2013 (3)	$4,987	$(4,976)

(1)	Includes mortgage related interest rate lock commitments and derivative financial instruments entered into to hedge interest rate risk.

(2)	Amounts included in earnings are recorded in mortgage banking activities.

(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.

	Other Assets (1)	Other Liabilities (1)
	(in thousands)
Beginning Balance July 1, 2012	$7,186	$(2,926)
Total gains (losses) included in earnings:(2)
Issuances	17,704	(14,042)
Settlements and closed loans	(7,361)	—
Expirations	(5,084)	8,484
Total gains (losses) included in other comprehensive income	—	—
Ending Balance September 30, 2012 (3)	$12,445	$(8,484)

(1)	Includes mortgage related interest rate lock commitments and derivative financial instruments entered into to hedge interest rate risk.

(2)	Amounts included in earnings are recorded in mortgage banking activities.

(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.

	Other Assets (1)	Other Liabilities (1)
	(in thousands)
Beginning Balance January 1, 2012	$3,612	$(1,528)
Total gains (losses) included in earnings:(2)
Issuances	33,040	(17,337)
Settlements and closed loans	(13,757)	—
Expirations	(10,450)	10,381
Total gains (losses) included in other comprehensive income	—	—
Ending Balance September 30, 2012 (3)	$12,445	$(8,484)

(1)	Includes mortgage related interest rate lock commitments and derivative financial instruments entered into to hedge interest rate risk.

(2)	Amounts included in earnings are recorded in mortgage banking activities.

(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.
The unobservable input utilized in the determination of fair value of other assets and liabilities was a pull through rate, which was 76.0% as of September 30, 2013. A pull through rate is management’s assumption as to the percentage of loans in the pipeline that will close and eventually fund. It is based on the Company’s historical fall-out activity. Significant increases in this input in isolation would result in a significantly higher fair value measurement and significant decreases would result in a significantly lower fair value measurement. In addition, IRLCs fair value include mortgage servicing rights that do not trade in an active market with readily observable prices. Accordingly, the fair value is estimated based on a valuation model which calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, market discount rates, cost to service, float earnings rates, and other ancillary income, including late fees.

	For Items Measured at Fair Value Pursuant to Election of the Fair Value Option: Fair Value Gain related to Mortgage Banking Activities for the Three Months Ended
	September 30, 2013	September 30, 2012
	(in thousands)
Mortgage loans held-for-sale	$12,558	$3,752

	For Items Measured at Fair Value Pursuant to Election of the Fair Value Option: Fair Value (Loss)/Gain related to Mortgage Banking Activities for the Nine Months Ended
	September 30, 2013	September 30, 2012
	(in thousands)
Mortgage loans held-for-sale	$(2,574)	$6,081
The following tables present the assets that are measured at fair value on a non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial position at September 30, 2013 and December 31, 2012.

	Fair Value Measurements at September 30, 2013
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Valuation Allowance
			(in thousands)
Impaired loans	$32,086	$—	$—	$32,086	$(5,164)
ORE	34,493	—	—	34,493	(17,123)
Mortgage servicing rights	50,093	—	—	50,093	(1,769)
SBA servicing rights	7,190	—	—	7,190	(600)

	Fair Value Measurements at December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Valuation Allowance
			(in thousands)
Impaired loans	$73,255	$—	$—	$73,255	$(6,460)
ORE	39,756	—	—	39,756	(26,751)
Mortgage servicing rights	23,153	—	—	23,153	(5,070)
SBA servicing rights	7,244	—	—	7,244	(339)
Quantitative Information about Level 3 Fair Value Measurements
The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities:

Nonrecurring Measurements	Fair Value at September 30, 2013	Valuation Technique	Unobservable Inputs	Range
		($ in thousands)
Nonrecurring:
Impaired loans	$32,086	Discounted appraisals	Collateral discounts	6.00% - 40.00%
Other real estate	34,493	Discounted appraisals	Collateral discounts	6.00% - 40.00%
Mortgage servicing rights	50,093	Discounted cash flows	Discount rate Prepayment speeds	8.00% - 10.00% 8.00% - 20.00%
SBA servicing rights	7,190	Discounted cash flows	Discount rate Prepayment speeds	2.00% - 7.00% 3.00% - 13.00%
Recurring:
IRLCs	4,907	Pricing model	Lock pricing	97.73% - 114.88%
Forward commitments	(4,894)	Investor pricing	Pricing spreads	95.01% - 109.04%
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
Forward commitments are instruments that are used to hedge the value of the IRLC's and mortgage Loans Held for Sale. Primarily forward commitments are made up of Federal National Mortgage Association (“FNMA”) 30 year and 15 year fixed rate mortgage backed securities (“MBS”) forward commitments and to a lesser extent Government National Mortgage Association (“GNMA”) 30 year and 15 year fixed rate mortgage backed securities (“MBS”) forward commitments. A FNMA MBS forward commitment is an agreement to sell a FNMA MBS security at an agreed upon principal and interest rate pass-through at a specific date in the future. The Company also takes investor commitments to sell a loan or pool of newly originated loans to an investor for an agreed upon price for delivery in the future. This type of forward commitment is also known as a mandatory commitment. Generally, the fair value of a forward is positive (negative) if the prevailing interest rate is lower (higher) than the current commitment interest rate. The value of these commitments is ultimately determined by the investor that sold the commitment and represents a significant unobservable input used in the fair value measurement of the Company's fair value of forward commitments.
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
The following tables present the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held-for-sale for which the fair value option has been elected as of September 30, 2013 and December 31, 2012. The tables also include the difference between aggregate fair value and the aggregate unpaid principal balance of loans held-for-sale that are 90 days or more past due, as well as loans held-for-sale in nonaccrual status:

	Aggregate Fair Value September 30, 2013	Aggregate Unpaid Principal Balance Under FVO September 30, 2013	Fair Value Over Unpaid Principal
(in thousands)
Loans held-for-sale	$174,409	$171,911	$2,498
Past due loans of 90+ days	—	—	—
Nonaccrual loans	—	—	—

	Aggregate Fair Value December 31, 2012	Aggregate Unpaid Principal Balance Under FVO December 31, 2012	Fair Value Over Unpaid Principal
(in thousands)
Loans held-for-sale	$253,108	$248,036	$5,072
Past due loans of 90+ days	—	—	—
Nonaccrual loans	—	—	—
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

	Fair Value Measurements at September 30, 2013 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
			(in thousands)
Financial assets:
Cash and cash equivalents	$140,871	$140,871	$—	$—	$140,871
Investment securities available-for-sale	170,338	—	170,338	—	170,338
Investment securities held-to-maturity	4,468	—	4,882	—	4,882
Total loans (1)	2,048,444	—	174,409	1,837,315	2,011,724
Financial liabilities:
Noninterest-bearing demand deposits	$448,087	$—	$—	$448,087	$448,087
Interest-bearing deposits	1,721,188	—	—	1,726,039	1,726,039
Short-term borrowings	78,422	—	78,422	—	78,422
Long-term debt	56,393	—	54,588	—	54,588

	Fair Value Measurements at December 31, 2012 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
			(in thousands)
Financial assets:
Cash and cash equivalents	$49,020	$49,020	$—	$—	$49,020
Investment securities available-for-sale	154,367	—	154,367	—	154,367
Investment securities held-to-maturity	6,162	—	6,723	—	6,723
Total loans (1)	2,047,143	—	253,108	1,756,169	2,009,277
Financial liabilities:
Noninterest-bearing demand deposits	$383,559	$—	$—	$383,559	$383,559
Interest-bearing deposits	1,686,165	—	—	1,693,579	1,693,579
Short-term borrowings	125,660	—	125,984	—	125,984
Long-term debt	67,527	—	70,085	—	70,085

(1)	Includes $174,409 and $253,108 in mortgage loans held-for-sale at fair value at September 30, 2013 and December 31, 2012, respectively.
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

The fair value of deposits with no stated maturities, such as noninterest-bearing demand deposits, savings, interest-bearing demand, and money market accounts, is assigned a fair value equal to the amount payable on demand. The fair value of time deposits is based on the discounted value of contractual cash flows based on the discounted rates currently offered for deposits of similar remaining maturities.
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
Overnight repurchase agreements consist primarily of balances in the transaction accounts of commercial customers swept nightly to an overnight investment account. All short-term repurchase agreements are collateralized with investment securities having a market value that approximates the balance borrowed. Overnight repurchase agreements are not subject to offset. The following table describes the Company's offsetting of assets and liabilities as of September 30, 2013:

	Balance prior to Offset	Offset	Balance after Offset	Value of Securities Pledged	Net
	(in thousands)
Overnight repurchase agreements	$18,422	$—	$18,422	$18,641	$(219)
7. DERIVATIVE FINANCIAL INSTRUMENTS
The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. The risk management program includes the use of forward contracts and other derivatives that are recorded in the financial statements at fair value and are used to offset changes in value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts to economically hedge risks associated with overall price risk related to Interest Rate Lock Commitments (“IRLCs”) and mortgage loans held-for-sale for which the fair value option has been elected. Fair value changes occur as a result of interest rate movements as well as changes in the value of the associated servicing. Derivative instruments used include forward commitments, mandatory commitments and best effort commitments. All derivatives are carried at fair value in the Consolidated Balance Sheets in other assets or other liabilities. A net loss of $3.8 million was recorded for all related commitments as of September 30, 2013, net gain of $1.7 million at December 31, 2012, and a net loss of $7.9 million at September 30, 2012. The Company's derivative contracts are not subject to master netting arrangements.
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
The Company’s derivative positions as of September 30, 2013 and December 31, 2012 were as follows:

	Contract or Notional Amount
	September 30, 2013	December 31, 2012
	(in thousands)
Forward rate commitments	$344,132	$489,179
Interest rate lock commitments	178,064	258,981
Total derivatives contracts	$522,196	$748,160

Total commitments decreased by $226.0 million, or 30.2%, to $522.2 million during the first nine months of 2013. The decrease is a direct result of the Company's residential mortgage production loan pipeline decline which includes both loans held for sale along with locked and unclosed loans.
8. INVESTMENTS
The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Available-for-sale:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies:
Due in less than one year	$6,135	$6,140	$6,385	$6,481
Due after one year through five years	1,521	1,533	1,532	1,592
Due five years through ten years	1,185	1,189	1,198	1,297
Due after ten years	1,004	989	1,005	1,110
Municipal securities
Due in less than one year	—	—	2,900	2,925
Due after one year through five years	9,191	9,401	5,015	5,265
Due five years through ten years	2,971	3,050	2,789	2,982
Due after ten years	2,546	2,446	7,612	8,077
Mortgage backed securities-agency
Due in less than one year	555	583	846	902
Due after one year through five years	124,485	126,936	109,978	113,888
Due five years through ten years	9,752	9,801	—	—
Due after ten years	8,214	8,270	9,388	9,848
	$167,559	$170,338	$148,648	$154,367
Held-to-maturity:
Mortgage backed securities-agency	$4,468	$4,882	$6,162	$6,723
There were 5 securities available-for-sale called during the nine month period ending September 30, 2013 for a total of $3.8 million. The Bank did not sell any securities during the nine month period ending September 30, 2013. The Bank purchased $56.6 million in available-for-sale securities during the nine months ended September 30, 2013. There were 11 securities available-for-sale called during the nine month period ending September 30, 2012 for a total of $54.0 million. There were $32.7 million available-for-sale purchases for the nine months ended September 30, 2012. The Bank sold 36 securities available-for-sale totaling $42.6 million during the nine month period ended September 30, 2012. Proceeds received totaled $42.9 million for a gross gain of $307,000. There were no investments held in trading accounts during 2013 and 2012.

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other than Temporary Impairment	Fair Value
	(in thousands)
Available-for-sale:
Obligations of U.S. Government corporations and agencies	$9,844	$22	$(15)	$—	$9,851
Municipal securities	14,708	311	(122)	—	14,897
Residential mortgage-backed securities – agency	143,007	2,788	(205)	—	145,590
	$167,559	$3,121	$(342)	$—	$170,338
Held-to-maturity:
Residential mortgage-backed securities – agency	$4,468	$414	$—	$—	$4,882

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other than Temporary Impairment	Fair Value
	(in thousands)
Available-for-sale:
Obligations of U.S. Government corporations and agencies	$10,120	$360	$—	$—	$10,480
Municipal securities	18,316	933	—	—	19,249
Residential mortgage-backed securities – agency	120,212	4,462	(36)	—	124,638
	$148,648	$5,755	$(36)	$—	$154,367
Held-to-maturity:
Residential mortgage-backed securities – agency	$6,162	$561	$—	$—	$6,723
At September 30, 2013 and December 31, 2012, all securities in an unrealized loss position had been in a loss position for less than 12 months, and result from changes in interest rates and not credit related issues.
Also, as of September 30, 2013, management does not intend to sell the temporarily impaired securities and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost basis. Accordingly, as of September 30, 2013, management believes the impairment detailed in the table on the prior page is temporary and no impairment loss has been recognized in the Company’s Consolidated Statements of Comprehensive Income.
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
The changes in accumulated other comprehensive income by component for the period ending September 30, 2013 is as follows:

Unrealized Gains and Losses on Available-for-Sale Securities
(in thousands)
Beginning balance at December 31, 2012	$3,545
Other comprehensive loss before reclassifications	(1,822)
Amount reclassified from accumulated other comprehensive income	—
Net current period other comprehensive loss	(1,822)
Ending balance at September 30, 2013	$1,723
There were no investment security sales during the period, therefore there was no impact on the Consolidated Statement of Comprehensive Income for reclassifications.

9. LOANS
Non-Covered loans represent existing portfolio loans prior to the Decatur First and Security Exchange FDIC-assisted acquisitions, loans acquired but not covered under the Loss Share Agreements, and additional loans made subsequent to the transaction. Loans outstanding, by class, are summarized as follows:

	Non-Covered		Covered
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
		(in thousands)
Commercial loans	$473,159	$459,902	$39,717	$49,341
SBA loans	133,188	120,693	678	735
Total commercial loans	606,347	580,595	40,395	50,076
Construction	88,475	76,304	10,903	13,620
Indirect loans	942,218	930,232	—	—
Installment loans	16,181	17,989	1,164	785
Total consumer loans	958,399	948,221	1,164	785
First mortgage loans	48,980	34,611	2,828	3,174
Second mortgage loans	66,184	60,412	8,033	9,233
Total mortgage loans	115,164	95,023	10,861	12,407
Total loans	$1,768,385	$1,700,143	$63,323	$76,888

Loans held-for-sale at September 30, 2013 and December 31, 2012 are shown in the table below:

	September 30, 2013	December 31, 2012
	(in thousands)
SBA loans	$7,327	$20,986
Real estate – mortgage – residential	174,409	253,108
Indirect loans	35,000	30,000
Total	$216,736	$304,094

Nonaccrual loans, segregated by class of loans, were as follows:

	Non-Covered		Covered
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
		(in thousands)
Commercial loans	$11,090	$21,032	$10,972	$10,525
SBA loans	11,116	19,081	—	—
Total commercial loans	22,206	40,113	10,972	10,525
Construction	9,025	9,708	8,208	11,381
Indirect loans	2,469	2,174	—	—
Installment loans	683	476	1,747	659
Total consumer loans	3,152	2,650	1,747	659
First mortgage loans	2,196	3,222	1,234	1,388
Second mortgage loans	683	2,020	647	223
Total mortgage loans	2,879	5,242	1,881	1,611
Loans	$37,262	$57,713	$22,808	$24,176

Loans delinquent 30-89 days and troubled debt restructured loans accruing interest, segregated by class of loans at September 30, 2013 and December 31, 2012, were as follows:

	September 30, 2013		December 31, 2012
	Accruing Delinquent 30-89 Days	Troubled Debt Restructured Loans Accruing	Accruing Delinquent 30-89 Days	Troubled Debt Restructured Loans Accruing
		(in thousands)
Commercial loans	$3,191	$6,560	$8,817	$6,571
SBA loans	2,684	8,118	523	2,888
Construction loans	—	1,670	1,603	7,419
Indirect loans	1,277	2,310	2,437	2,729
Installment loans	403	1	407	9
First mortgage loans	98	651	1,421	286
Second mortgage loans	262	131	944	—
Total	$7,915	$19,441	$16,152	$19,902
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
During the periods ended September 30, 2013 and 2012, certain loans were modified resulting in TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.
The following tables present loans, by class, which were modified as TDRs that occurred during the three and nine months ended September 30, 2013 and 2012 along with the type of modification:

	Troubled Debt Restructured During the Three Months Ended		Troubled Debt Restructured During the Three Months Ended
	September 30, 2013		September 30, 2012
	Interest Rate	Term	Interest Rate	Term
	(in thousands)
Commercial loans	$—	$1,873	$—	$—
SBA loans	—	—	—	—
Construction	—	—	7,267	—
Indirect loans	—	338	—	3,013
Installment loans	—	—	—	—
First mortgage loans	—	141	—	—
Second mortgage loans	—	—	—	—
Total	$—	$2,352	$7,267	$3,013

	Troubled Debt Restructured During the Nine Months Ended		Troubled Debt Restructured During the Nine Months Ended
	September 30, 2013		September 30, 2012
	Interest Rate	Term	Interest Rate	Term
	(in thousands)
Commercial loans	$214	$1,873	$707	$—
SBA loans	—	—	—	6,375
Construction	—	—	8,220	195
Indirect loans	—	1,040	—	9,041
Installment loans	—	—		—
First mortgage loans	127	217	—	767
Second mortgage loans	—	140	—	—
Total	$341	$3,270	$8,927	$16,378
The following table presents the amount of loans which were restructured in the previous twelve months and which defaulted within each period:

Troubled Debt Restructured During the Twelve Months Ended September 30, 2013 and Defaulting During Three Months Ended September 30, 2013
(in thousands)
Commercial loans	$—
SBA loans	—
Construction	—
Indirect loans	—
Installment loans	—
First mortgage loans	141
Second mortgage loans	—
Total	$141
Note:    A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.
The Company had TDRs with a balance of $28.6 million and $36.0 million at September 30, 2013 and December 31, 2012, respectively. There were charge-offs of TDR loans of $1.7 million for the nine months ended September 30, 2013 and $551,000 for the nine months ended September 30, 2012. The Company is not committed to lend additional amounts as of September 30, 2013 and December 31, 2012 to customers with outstanding loans that are classified as TDRs. Charge-offs on such loans are factored into the rolling historical loss rate, which is one of the considerations used in establishing the allowance for loan losses.
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
In connection with acquisitions, the Company acquires certain loans considered impaired and initially recognizes these loans at the present value of amounts expected to be received. Further, the Company also accounts for non-impaired loans acquired in acquisitions by analogy to acquired impaired loans. The allowance for loan losses previously associated with acquired loans does not carry over. Any deterioration in the credit quality of these loans subsequent to acquisition would be considered in the allowance for loan losses. For any increases in cash flows expected to be collected, the Company recaptures any previously recognized impairment up to the amount of the improvement in expected cash flows and adjusts the amount of accretable yield recognized on a prospective basis over the loan's or pool's remaining life.
A summary of changes in the allowance for loan losses for the covered loan and non-covered loan portfolios for the three and nine months ended September 30, 2013 follows. The allowance for loan losses on the loan portfolio includes $2.9 million related to the Company's acquired covered portfolio at September 30, 2013.

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Non-Covered	Covered	Total	Non-Covered	Covered	Total
	(in thousands)
Balance, beginning of period	$30,928	$2,381	$33,309	$27,205	$—	$27,205
Provision for loan losses before benefit attributable to FDIC loss share agreements	1,014	536	1,550	2,500	5,289	7,789
Benefits attributable to FDIC loss share agreements	—	(429)	(429)	—	(4,312)	(4,312)
Net provision for loan losses	1,014	107	1,121	2,500	977	3,477
Increase in FDIC loss share receivable	—	429	429	—	4,312	4,312
Loans charged-off	(1,905)	—	(1,905)	(1,311)	(2,648)	(3,959)
Recoveries	707	—	707	399	42	441
Balance, end of period	$30,744	$2,917	$33,661	$28,793	$2,683	$31,476

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Non-Covered	Covered	Total	Non-Covered	Covered	Total
	(in thousands)
Balance, beginning of period	$32,018	$1,964	$33,982	$27,956	$—	$27,956
Provision for loan losses before benefit attributable to FDIC loss share agreements	5,297	953	6,250	7,200	5,289	12,489
Benefits attributable to FDIC loss share agreements	—	(1,083)	(1,083)	—	(4,312)	(4,312)
Net provision for loan losses	5,297	(130)	5,167	7,200	977	8,177
Increase in FDIC loss share receivable	—	1,083	1,083	—	4,312	4,312
Loans charged-off	(8,483)	—	(8,483)	(7,577)	(2,648)	(10,225)
Recoveries	1,912	—	1,912	1,214	42	1,256
Balance, end of period	$30,744	$2,917	$33,661	$28,793	$2,683	$31,476
A summary of changes in the allowance for loan losses for non-covered loans, by loan portfolio type, for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended September 30, 2013
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
			(in thousands)
Beginning balance	$15,551	$4,119	$6,656	$3,291	$1,311	$30,928
Charge-offs	(513)	(6)	(1,386)		—	(1,905)
Recoveries	70	247	388	2	—	707
Net charge-offs	(443)	241	(998)	2	—	(1,198)
Provision for loan losses	1,513	(2,115)	1,435	230	(49)	1,014
Ending balance	$16,621	$2,245	$7,093	$3,523	$1,262	$30,744

	Three Months Ended September 30, 2012
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
			(in thousands)
Beginning balance	$10,937	$6,922	$5,594	$2,722	$1,030	$27,205
Charge-offs	(145)	(55)	(1,088)	(23)	—	(1,311)
Recoveries	1	86	311	1	—	399
Net charge-offs	(144)	31	(777)	(22)	—	(912)
Provision for loan losses	1,566	83	743	80	28	2,500
Ending balance	$12,359	$7,036	$5,560	$2,780	$1,058	$28,793

	Nine Months Ended September 30, 2013
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
			(in thousands)
Beginning balance	$13,965	$7,578	$6,224	$3,221	$1,030	$32,018
Charge-offs	(3,843)	(326)	(3,916)	(398)	—	(8,483)
Recoveries	205	409	1,290	8	—	1,912
Net charge-offs	(3,638)	83	(2,626)	(390)	—	(6,571)
Provision for loan losses	6,294	(5,416)	3,495	692	232	5,297
Ending balance	$16,621	$2,245	$7,093	$3,523	$1,262	$30,744

	Nine Months Ended September 30, 2012
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
			(in thousands)
Beginning balance	$9,183	$8,262	$6,040	$2,535	$1,936	$27,956
Charge-offs	(860)	(3,156)	(3,133)	(428)	—	(7,577)
Recoveries	7	280	908	19	—	1,214
Net charge-offs	(853)	(2,876)	(2,225)	(409)	—	(6,363)
Provision for loan losses	4,029	1,650	1,745	654	(878)	7,200
Ending balance	$12,359	$7,036	$5,560	$2,780	$1,058	$28,793
The following tables present, by portfolio segment, the balance in the Allowance disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans and leases as of September 30, 2013 and December 31, 2012. The total of allowance for loan losses are exclusive of covered loans:

	September 30, 2013
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
			(in thousands)
Allowance for loan losses
Individually evaluated for impairment	$4,344	$684	$565	$1,589	$—	$7,182
Collectively evaluated for impairment	12,277	1,561	6,528	1,934	1,262	23,562
Total allowance for loan losses	$16,621	$2,245	$7,093	$3,523	$1,262	$30,744
Individually evaluated for impairment	$44,092	$10,695	$3,768	$3,957		$62,512
Collectively evaluated for impairment	558,231	81,600	948,950	113,947		1,702,728
Acquired with deteriorated credit quality	44,419	7,083	6,845	8,121		66,468
Total loans	$646,742	$99,378	$959,563	$126,025		$1,831,708

	December 31, 2012
	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
			(in thousands)
Allowance for loan losses
Individually evaluated for impairment	$4,100	$2,426	$325	$1,534	$—	$8,385
Collectively evaluated for impairment	9,865	5,152	5,899	1,687	1,030	23,633
Total allowance for loan losses	$13,965	$7,578	$6,224	$3,221	$1,030	$32,018
Individually evaluated for impairment	$57,291	$17,127	$3,706	$5,623		$83,747
Collectively evaluated for impairment	520,421	59,176	942,394	88,956		1,610,947
Acquired with deteriorated credit quality	52,959	13,621	2,906	12,851		82,337
Total loans	$630,671	$89,924	$949,006	$107,430		$1,777,031
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
Impaired loans, by class, are shown below:

	September 30, 2013			December 31, 2012
	Unpaid Principal	Amortized Cost (1)	Related Allowance	Unpaid Principal	Amortized Cost (1)	Related Allowance
			(in thousands)
Impaired loans with allowance
Commercial loans	$11,083	$11,015	$4,004	$18,581	$18,398	$3,869
SBA loans	4,064	3,576	340	6,968	5,516	231
Construction loans	6,806	2,601	684	20,532	15,484	2,426
Indirect loans	3,052	2,469	210	3,514	3,230	140
Installment loans	1,907	683	355	1,617	413	185
First mortgage loans	2,425	2,426	897	2,662	2,661	812
Second mortgage loans	827	746	692	834	775	722
Loans	$30,164	$23,516	$7,182	$54,708	$46,477	$8,385

	September 30, 2013			December 31, 2012
	Unpaid Principal	Amortized Cost (1)	Related Allowance	Unpaid Principal	Amortized Cost (1)	Related Allowance
			(in thousands)
Impaired loans with no allowance
Commercial loans	$11,149	$10,242	$—	$14,234	$13,483	$—
SBA loans	22,139	19,259	—	22,906	19,894	—
Construction loans	5,897	8,094	—	2,967	1,643	—
Indirect loans	—	606	—	—	—	—
Installment loans	70	10	—	78	63	—
First mortgage loans	1,124	731	—	847	848	—
Second mortgage loans	1,513	54	—	1,363	1,339	—
Loans	$41,892	$38,996	$—	$42,395	$37,270	$—

(1)	Amortized cost reflects charge-offs that have been recognized plus other amounts that have been applied to reduce net book balance.

Average impaired loans and interest income recognized, by class, are summarized below.

	Three Months Ended September 30,
	2013			2012
	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash basis Interest Income Recognized on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash basis Interest Income Recognized on Impaired Loans
			(in thousands)
Commercial loans	$21,444	$295	$—	$27,305	$164	$—
SBA loans	22,479	264	—	21,517	568	5
Construction loans	10,882	55	—	30,627	102	—
Indirect loans	2,511	40	—	3,057	62	—
Installment loans	723	47	—	494	44	—
First mortgage loans	3,275	9	—	3,893	3	—
Second mortgage loans	1,758	13	—	1,341	23	—
	$63,072	$723	$—	$88,234	$966	$5

	Nine Months Ended September 30,
	2013			2012
	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash basis Interest Income Recognized on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash basis Interest Income Recognized on Impaired Loans
			(in thousands)
Commercial loans	$25,262	$728	$—	$25,166	$244	$—
SBA loans	24,231	798	7	21,288	848	8
Construction loans	12,766	132	—	34,068	174	—
Indirect loans	3,011	109	—	3,286	90	—
Installment loans	648	139	—	509	68	—
First mortgage loans	3,403	35	—	3,872	8	—
Second mortgage loans	2,020	41	—	1,093	24	—
	$71,341	$1,982	$7	$89,282	$1,456	$8
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
The table below shows the weighted average asset rating by class as of September 30, 2013 and December 31, 2012:

	Weighted Average Asset Rating
	September 30, 2013	December 31, 2012
Commercial loans	3.93	3.97
SBA loans	4.44	4.38
Construction loans	4.55	5.01
Indirect loans	3.01	3.02
Installment loans	3.83	3.75
First mortgage loans	3.11	3.11
Second mortgage loans	3.34	3.39

The Bank uses FICO scoring to help evaluate the likelihood consumer borrowers will pay their credit obligations as agreed. The weighted-average FICO score for the indirect loan portfolio, included in consumer installment loans, was 730 at September 30, 2013 and 735 at December 31, 2012.
Purchased Credit Impaired ("PCI") Loans:
The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans follows.

	September 30, 2013	December 31, 2012
	(in thousands)
Commercial	$44,419	$52,959
Construction	7,083	13,621
Mortgage	8,121	12,851
Consumer	6,845	2,906
Outstanding balance	$66,468	$82,337
Accretable yield, or income expected to be collected, is as follows.

	September 30, 2013	December 31, 2012
	(in thousands)
Balance, beginning period	$20,132	$16,059
New loans purchased	—	10,295
Accretion of income	(902)	(5,546)
Reclassification of nonaccretable difference	—	—
Disposals	(4,973)	(676)
Balance, ending period	$14,257	$20,132
PCI loans purchased during the periods ending September 30, 2013 and December 31, 2012 for which it was probable at acquisition that all contractually required payments would not be collected follows.

	September 30, 2013	December 31, 2012
	(in thousands)
Contractually required payments receivable of loans purchased during the year:
Commercial	$—	$44,800
Construction	—	11,678
Mortgage	—	4,545
Consumer	—	1,036
Balance, ending period	$—	$62,059

Cash flows expected to be collected at acquisition	$—	$57,448
Fair value of acquired loans at acquisition	$—	$47,211
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

	September 30, 2013	December 31, 2012
	(in thousands)
Real estate acquired in settlement of loans	$34,493	$39,756
Personal property acquired in settlement of loans	1,181	1,354
Total property acquired in settlement of loans	$35,674	$41,110
The following table summarizes the changes in real estate acquired in settlement of loans at the periods indicated.

	Three Months Ended September 30,
	2013	2012
	(in thousands)
Real estate acquired in settlement of loans, beginning of the period	$40,882	$42,727
Plus: New real estate acquired in settlement of loans	3,225	2,901
Less: Sales of real estate acquired in settlement of loans	(8,141)	(8,675)
Less: Write-downs on other real estate and other adjustments	(1,473)	8,222
Real estate acquired in settlement of loans, end of period	$34,493	$45,175

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Real estate acquired in settlement of loans, beginning of the period	$39,756	$30,526
Plus: New real estate acquired in settlement of loans	20,407	26,877
Less: Sales of real estate acquired in settlement of loans	(22,269)	(19,344)
Less: Write-downs on other real estate and other adjustments	(3,401)	7,116
Real estate acquired in settlement of loans, end of period	$34,493	$45,175
For the three months ending September 30, 2013 and 2012, respectively, there were write-downs totaling $1.7 million and $1.5 million on ORE recorded in other operating expenses. For the nine months ending September 30, 2013 and 2012, respectively, there were write-downs totaling $3.5 million and $3.5 million on ORE recorded in other operating expenses. For the three and nine month periods ending September 30, 2013 there were proceeds from sales of $9.7 million and $25.8 million, respectively, from ORE by the Company, resulting in net gains on sales of $1.6 million and $3.9 million, respectively. For the three and nine month periods ending September 30, 2012 there were proceeds from sales of $3.8 million and $14.3 million, respectively, from ORE by the Company, resulting in a net gain on sales of $640,000 and $1.3 million, respectively.

ORE consisted of the following:

	Non-Covered		Covered
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
		(in thousands)
Commercial (1)	$18,021	$11,074	$2,542	$4,797
Residential	3,132	5,475	730	2,074
Lots	12,740	19,497	4,597	5,013
Gross other real estate	33,893	36,046	7,869	11,884
Valuation allowance	(5,233)	(7,071)	(2,036)	(1,103)
Total real estate owned	$28,660	$28,975	$5,833	$10,781

(1)	Includes $6.5 million and $2.2 million in SBA guarantees for September 30, 2013, and December 31, 2012, respectively.
11. OTHER ASSETS, OTHER LIABILITIES, OTHER OPERATING INCOME, AND OTHER OPERATING EXPENSE
Other assets and other liabilities at September 30, 2013 and December 31, 2012 are summarized as follows:

	For the Period Ended
	September 30, 2013	December 31, 2012
	(in thousands)
Other assets:
Receivables and prepaid expenses	$4,731	$3,605
Prepaid taxes	1,697	316
Prepaid FDIC insurance (1)	—	5,533
Common stock of trust preferred securities subsidiaries	1,393	2,027
Investment in Georgia tax credits	615	784
Florida bank charter	1,289	1,289
Deferred compensation	3,078	2,404
Repossessions	1,181	1,354
Fair value of mortgage-related derivatives	4,987	4,864
Core deposit intangible, net	1,127	1,246
Other	3,066	271
Total other assets	$23,164	$23,693
Other liabilities:
Payables and accrued expenses	$9,529	$11,210
Taxes payable	5,565	3,001
Fair value of mortgage-related derivatives	4,976	1,053
Deferred compensation	3,078	2,404
Other	5,985	1,731
Total other liabilities	$29,133	$19,399

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

Other operating income and other operating expense for the three and nine month period ending September 30, 2013 and 2012 are summarized below:

	Three Months Ended September 30,
	2013	2012
	(in thousands)
Other operating income:
Gain on the sale of ORE	$1,601	$640
Gain on acquisitions	—	4,012
Insurance commissions	291	250
Rental income from ORE properties	325	382
Accretion of FDIC indemnification asset	93	288
Other operating income	97	62
Total other operating income	$2,407	$5,634
Other operating expense:
Employee expenses	$560	$451
Business taxes	258	208
Lending expenses	1,228	933
ATM and check card expenses	241	225
Advertising and promotions	293	318
Stationary, printing and supplies	203	313
Other insurance expense	241	146
Other operating expense	2,349	1,763
Total other operating expense	$5,373	$4,357

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Other operating income:
Gain on the sale of ORE	$3,930	$1,267
Gain on acquisitions	—	4,218
Insurance commissions	699	720
Rental income from ORE properties	1,040	597
Accretion of FDIC indemnification asset	349	551
Other operating income	325	245
Total other operating income	$6,343	$7,598
Other operating expense:
Employee expenses	$1,701	$1,331
Business taxes	753	475
Lending expenses	3,056	2,100
ATM and check card expenses	748	613
Advertising and promotions	1,037	857
Stationary, printing and supplies	716	823
Other insurance expense	727	717
Other operating expense	4,467	4,307
Total other operating expense	$13,205	$11,223

12. SHORT-TERM BORROWINGS
The following schedule details the Company’s FHLB borrowings and other short-term indebtedness at September 30, 2013 and December 31, 2012.

	For the Period Ended
	September 30, 2013	December 31, 2012
	(in thousands)
Repurchase agreements	$18,422	$12,160
FHLB short-term borrowings:
New FHLB short-term borrowings	60,000	36,000
Long-term FHLB borrowing maturing in less than one year (1)	—	52,500
Federal funds purchased	—	25,000
Total short-term borrowings	$78,422	$125,660

(1)	FHLB borrowing maturing in less than one year are transferred from long-term debt to short-term debt on the Balance Sheet.

Funds are borrowed on an overnight basis through retail repurchase agreements with bank customers and federal funds purchased from other financial institutions. Retail repurchase agreement borrowings are collateralized by securities of the U.S. Treasury and U.S. Government agencies and corporations.
13. SUBORDINATED DEBT AND LONG-TERM DEBT
Subordinated Debt and Other Long-term Debt are summarized as follows:

	For the Period Ended
	September 30, 2013	December 31, 2012
	(in thousands)
Subordinated Debt:
Fixed rate 30-year capital pass-through securities redeemed on September 9, 2013	$—	$10,825
Fixed rate 30-year trust preferred securities redeemed on September 9, 2013	—	10,309
Floating rate 30-year capital securities with interest adjusted quarterly at three-month LIBOR plus 3.10%, with a rate at September 30, 2013 and December 31, 2012, of 3.35% and 3.41%, respectively, with interest payable quarterly, redeemable in whole or part on or after June 26, 2008, at a redemption price of 100%	15,464	15,464
Floating rate 30-year capital securities with interest adjusted quarterly at three-month LIBOR plus 1.89%, with a rate at September 30,2013 and December 31, 2012, of 2.14% and 2.20%, respectively, with interest payable quarterly, redeemable in whole or part on or after March 17, 2010, at a redemption price of 100%	10,310	10,310
Floating rate 30-year capital securities with interest fixed at 6.62% until September 15, 2012, when the interest rate became variable and adjusted quarterly at three-month LIBOR plus 1.40%, with a rate at September 30, 2013 and December 31, 2012 of 1.65% and 1.71%, respectively, with interest payable quarterly, redeemable in whole or part on or after September 15, 2012, at a redemption price of 100%	20,619	20,619
Subordinated debt	$46,393	$67,527

	For the Period Ended
	September 30, 2013	December 31, 2012
	(in thousands)
Long-term debt:
FHLB fixed rate credit advance with interest at 0.41%, maturing March 12, 2015	$10,000	$—
Long-term debt	$10,000	$—

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
At September 30, 2013 and December 31, 2012, the total fair value of servicing for mortgage loans was $50.1 million and $23.2 million, respectively. The fair value of servicing for SBA loans at September 30, 2013 and December 31, 2012, was $7.2 million and $7.2 million, respectively. To estimate the fair values of these servicing assets, consideration was given to dealer indications of market value, where applicable, as well as the results of discounted cash flow models using key assumptions and inputs for prepayment rates, credit losses, and discount rates. Carrying value of these servicing assets is shown on the following page:

	September 30, 2013	December 31, 2012
	(in thousands)
Mortgage servicing	$44,155	$23,085
SBA servicing	6,095	6,192
Indirect servicing	1,798	967
Total carrying value of servicing assets	$52,048	$30,244
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
During the nine months ended September 30, 2013 and 2012, the Company sold residential mortgage loans with unpaid principal balances of $1.8 billion and $1.1 billion, respectively on which the Company retained the related mortgage servicing rights (MSRs) and receives servicing fees. At September 30, 2013 and December 31, 2012, the approximate weighted average servicing fee was 0.25% of the outstanding balance of the residential mortgage loans. The weighted average coupon interest rate on the portfolio of mortgage loans serviced for others was 3.84% and 3.99% at September 30, 2013 and December 31, 2012, respectively.
The following is an analysis of the activity in the Company’s residential MSR and impairment for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Residential mortgage servicing rights
Beginning carrying value	$36,649	$15,945	$23,085	$11,456
Additions	8,690	4,774	22,340	11,780
Amortization	(1,322)	(1,188)	(4,571)	(2,858)
Recovery/(impairment), net	138	(2,138)	3,301	(2,985)
Ending carrying value	$44,155	$17,393	$44,155	$17,393

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Residential mortgage servicing impairment
Beginning balance	$1,907	$3,632	$5,070	$2,785
Additions	—	2,234	—	4,187
Recoveries	(138)	(96)	(3,301)	(1,202)
Ending balance	$1,769	$5,770	$1,769	$5,770
The Company uses assumptions and estimates in determining the impairment of capitalized MSRs. These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by market participants to value and bid MSRs available for sale in the market. At September 30, 2013, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the accompanying table.

	September 30, 2013	December 31, 2012
	($ in thousands)
Residential mortgage servicing rights
Fair value of residential mortgage servicing rights	$50,093	$23,153
Composition of residential loans serviced for others:
Fixed-rate mortgage loans	100%	99%
Adjustable-rate mortgage loans	—%	1%
Total	100%	100%
Weighted average remaining term	25.9 years	25.7 years
Prepayment speed	7.35%	15.75%
Effect on fair value of a 10% increase	$(1,397)	$(1,131)
Effect on fair value of a 20% increase	(2,716)	(2,155)
Weighted average discount rate	9.86%	8.56%
Effect on fair value of a 10% increase	$(1,882)	$(1,177)
Effect on fair value of a 20% increase	(3,601)	(1,745)
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
Information about the asset quality of mortgage loans managed by the Company is detailed in the following table:

	September 30, 2013
	Unpaid Principal	Delinquent (days)		YTD Charge-offs
		30 to 89	90+
	(in thousands)
Loan servicing portfolio	$4,045,622	$6,044	$1,214	$—
Mortgage loans held-for-sale	174,409	—	—	—
Mortgage loans held-for-investment	52,057	393	248	396
Total residential mortgages serviced	$4,272,088	$6,437	$1,462	$396
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
During the nine months ended September 30, 2013 and 2012, the Company sold SBA loans with unpaid principal balances of $34.0 million and $55.6 million, respectively. The Company retained the related loan servicing rights and receives servicing fees. The approximate weighted average servicing fee as a percentage of the outstanding balance of the SBA loans was 0.86% at September 30, 2013 and December 31, 2012, respectively. The weighted average coupon interest rate on the portfolio of loans serviced for others was 4.86% and 4.96% at September 30, 2013 and December 31, 2012, respectively.
The following is an analysis of the activity in the Company’s SBA loan servicing rights and impairment for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
SBA loan servicing rights
Beginning carrying value	$6,433	$5,744	$6,192	$5,736
Additions	377	715	1,479	1,298
Amortization	(715)	(331)	(1,315)	(817)
(Impairment)/recovery, net	—	113	(261)	24
Ending carrying value	$6,095	$6,241	$6,095	$6,241

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
SBA servicing rights impairment
Beginning balance	$600	$302	$339	$213
Additions	383	16	1,183	283
Recoveries	(383)	(129)	(922)	(307)
Ending balance	$600	$189	$600	$189
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
The Company uses assumptions and estimates in determining the impairment of capitalized SBA loan servicing rights. These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by market participants to value and bid servicing rights available for sale in the market. At September 30, 2013, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the accompanying table.

	September 30, 2013	December 31, 2012
	($ in thousands)
SBA loan servicing rights
Fair value of SBA servicing rights	$7,190	$7,244
Composition of SBA loans serviced for others:
Fixed-rate SBA loans	—%	—%
Adjustable-rate SBA loans	100%	100%
Total	100%	100%
Weighted average remaining term	20.9 years	20.8 years
Prepayment speed	6.76%	3.80%
Effect on fair value of a 10% increase	$79	$(191)
Effect on fair value of a 20% increase	(85)	(374)
Weighted average discount rate	4.72%	4.92%
Effect on fair value of a 10% increase	$—	$(180)
Effect on fair value of a 20% increase	(237)	(266)
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
Information about the asset quality of SBA loans managed by Fidelity is shown below.

	September 30, 2013			YTD Charge-offs
	Unpaid Principal	Delinquent (days)
		30 to 89	90+
	($ in thousands)
SBA serviced for others portfolio	$211,719	$—	$3,732	$—
SBA loans held-for-sale	7,327	—	—	—
SBA loans held-for-investment	133,887	4,964	6,010	872
Total SBA loans serviced	$352,933	$4,964	$9,742	$872
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

In July 2012, FASB issued ASU No. 2012-02 “Testing Indefinite-Lived Intangible Assets for Impairment” which permit an entity to consider qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible assets are impaired, then the entity is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The amendments were effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.
In October 2012, FASB issued ASU No. 2012-06 "Business Combinations: Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution" addresses the subsequent accounting for an indemnification asset resulting from a government-assisted acquisition of a financial institution. The guidance indicates that when a reporting entity records an indemnification asset as a result of a government-assisted acquisition of a financial institution involving an indemnification agreement, the indemnification asset should be subsequently measured on the same basis as the asset subject to indemnification. Any amortization of changes in value should be limited to any contractual limitations on the amount and the term of the indemnification agreement. The amendments should be applied prospectively to any new indemnification assets acquired and to changes in expected cash flows of existing indemnification assets occurring on or after the date of adoption. Prior periods would not be adjusted. These changes were effective for 2013. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.
In February 2013, FASB issued ASU No. 2013-02 "Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The amendments address reporting of amounts reclassified out of accumulated other comprehensive income. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments were effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. The required disclosure for this ASU can be found in footnote "8. INVESTMENTS" of this report of Form 10-Q. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.
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
16. SUBSEQUENT EVENTS
The Board of Directors, on October 18, 2013, approved the distribution of the regular quarterly dividend to be paid in shares of common stock and cash. The Company will distribute on November 14, 2013, one new share for every 210 shares held and a $0.03 per share cash dividend to be be paid to all shareholders as of the record date of November 1, 2013. The cash dividend to be paid on November 14, 2013, does not apply to the additional shares to be issued on that same date as a result of the stock dividend. Basic and diluted earnings per share for prior years have been retroactively adjusted to reflect the stock dividend.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis reviews important factors affecting our financial condition at September 30, 2013, compared to December 31, 2012, and compares the results of operations for the three and nine months ended September 30, 2013 and 2012. These comments should be read in conjunction with our consolidated financial statements and accompanying notes appearing in this report and the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2012. All percentage and dollar variances noted in the following analysis are calculated from the balances presented in the accompanying consolidated financial statements.
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

Selected Financial Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in thousands, except per share data)
Results of operations
Net interest income	$21,530	$20,690	$62,738	$60,245
Provision for loan losses	1,121	3,477	5,167	8,177
Non-interest income	25,844	27,094	79,131	61,783
Non-interest expense	34,102	31,324	99,785	82,743
Income tax expense	4,298	4,816	13,140	11,221
Net income	7,853	8,167	23,777	19,887
Preferred stock dividends	(817)	(823)	(2,463)	(2,469)
Net income available to common shareholders	7,036	7,344	21,314	17,418
Performance
Earning per share - basic (1)	$0.33	$0.49	$1.21	$1.18
Earning per share - diluted (1)	$0.30	$0.44	$1.08	$1.05
Return on average assets	1.20%	1.14%	1.25%	1.15%
Return on average equity	12.04%	14.84%	14.20%	15.22%
Net interest margin
Interest earning assets	4.15%	4.48%	4.37%	4.77%
Cost of funds	0.72%	0.90%	0.78%	0.97%
Net interest spread	3.43%	3.58%	3.59%	3.80%
Net interest margin	3.59%	3.72%	3.59%	3.80%
Capital
Tier 1 risk-based capital	12.97%	11.68%	12.97%	11.68%
Total risk-based capital	14.23%	13.29%	14.23%	13.29%
Leverage ratio	10.53%	10.19%	10.53%	10.19%
Average balance sheet
Loans, net of unearned	$2,129,696	$2,013,423	$2,125,843	$1,893,684
Investment securities	175,230	188,949	169,199	209,535
Earning assets	2,393,062	2,225,190	2,351,660	2,130,698
Total assets	2,599,578	2,442,366	2,549,526	2,308,552
Deposits	2,148,659	1,977,403	2,087,599	1,904,758
Borrowings	166,261	256,617	215,764	205,575
Shareholders’ equity	258,672	181,211	223,809	174,519
Stock performance
Market price
Closing (1)	$15.25	$9.08	$15.25	$9.08
High close (1)	$15.89	$9.39	$15.89	$9.39
Low close (1)	$12.49	$8.07	$9.26	$5.40
Daily average trading volume	90,413	20,496	58,118	28,166
Book value per common share (1)	$10.98	$9.41	$10.98	$9.41
Price to book value	1.39	0.96	1.39	0.96
Tangible book value per common share (1)	$10.87	$9.23	$10.87	$9.23
Price to tangible book value	1.40	0.98	1.40	0.98
Asset quality (2)
Total non-performing loans	$60,070	$90,145	$60,070	$90,145
Total Non-performing assets	$95,744	$136,439	$95,744	$136,439
Loans 90 days past due and still accruing	$—	$—	$—	$—
Non-performing loans as a % of loans	3.28%	5.17%	3.28%	5.17%
Non-performing assets as a % of loans and ORE	5.13%	7.62%	5.13%	7.62%
Classified assets as a % of Tier 1 capital plus ALL	33.33%	48.31%	33.33%	48.31%
ALL to non-performing loans	56.04%	34.92%	56.04%	34.92%
Net charge-offs during the period to average loans	0.27%	0.24%	0.51%	0.47%
ALL as a % of loans, at end of period	1.83%	1.80%	1.83%	1.80%
Other information
Non-interest income to revenues	54.55%	56.70%	55.78%	50.63%
End-of-period shares outstanding (1)	21,240,377	14,924,085	21,240,377	14,924,085
Weighted average shares outstanding - basic (1)	21,256,668	14,857,482	17,626,229	14,782,947
Weighted average shares outstanding - diluted (1)	23,622,379	16,825,910	19,773,189	16,605,986
Full-time equivalent employees	865.1	752.6	865.1	752.6

(1)	Adjusted for stock dividend and retroactive application on shares outstanding.

(2)	Including FDIC covered assets.

Overview
Fidelity Southern Corporation (“FSC” or “Fidelity”) is a bank holding company headquartered in Atlanta, Georgia. We conduct operations primarily though Fidelity Bank, a state chartered wholly-owned subsidiary bank (the “Bank”). The Bank was organized as a national banking corporation in 1973 and converted to a Georgia chartered state bank in 2003. LionMark Insurance Company is a wholly-owned subsidiary of FSC and is an insurance agency offering consumer credit related insurance products. FSC also owns three subsidiaries established to issue trust preferred securities. The “Company”, “we” or “our”, as used herein, includes FSC and its subsidiaries, unless the context otherwise requires.
The Bank provides an array of financial products and services for business and retail customers primarily through 32 branches in Fulton, Dekalb, Cobb, Clayton, Forsyth, Gwinnett, Rockdale, Coweta, Henry, Greene, and Barrow Counties in Georgia, a branch in Jacksonville, Duval County, Florida, and on-line at www.LionBank.com. The Bank's customers are primarily individuals and small and medium sized businesses located in Georgia. Mortgage and construction loans are also provided through a branch in Jacksonville, Florida. Mortgage loans, automobile loans, and Small Business Administration (“SBA”) loans are provided through employees located in eleven Southern and Mid-Atlantic states.
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
Results of Operations
Net Income
For the three months ended September 30, 2013, the Company recorded net income of $7.9 million compared to net income of $8.2 million for the same period of 2012. Net income available to common equity was $7.0 million and $7.3 million for the three months ended September 30, 2013 and 2012, respectively. Basic and diluted earnings per share for the third quarter of 2013 were $0.33 and $0.30, respectively, compared to $0.49 and $0.44, respectively, for the three months ended September 30, 2012. The decrease in net income for the three months ended September 30, 2013, compared to the same period in 2012, is primarily the result of the $4.0 million gain on acquisition recorded in the third quarter of 2012 in connection with the FDIC-assisted transaction acquiring Security Exchange Bank, offset by a $3.1 million increase in mortgage banking income on stable production volume and lower mortgage servicing impairment charges recorded during the third quarter 2013 compared to 2012 as long term rates have increased and prepayment speeds have decreased.
For the nine months ended September 30, 2013, the Company recorded net income of $23.8 million compared to net income of $19.9 million for the same period of 2012. Net income available to common equity was $21.3 million and $17.4 million for the nine months ended September 30, 2013 and 2012, respectively. Basic and diluted earnings per share for the first nine months of 2013 were $1.21 and $1.08, respectively, compared to $1.18 and $1.05, respectively, for the nine months ended September 30, 2012. The year-over-year increase in net income for the nine months ended September 30, 2013, was primarily attributable to an $18.1 million, or 48.0%, increase in mortgage banking income and an increase in SBA lending activities of $1.1 million, or 25.6%, which together drove a $6.1 million, or 42.8%, increase in commission expense. Further offsetting the increases was an $8.5 million increase in salaries and employee benefits as FTEs increased from 753 at September 30, 2012, to 865 at September 30, 2013, due to the Bank’s continued expansion of its branch network and mortgage banking operations.

Net Interest Income
Net interest income for the three months ended September 30, 2013, increased $840,000, or 4.1%, to $21.5 million compared to the same period in 2012. The increase in net interest income is driven by a decrease in interest expense on lower cost of funds and average interest-bearing liability balances. Net interest margin was 3.59% in the third quarter of 2013, compared to 3.72% in the same period in 2012 as average earning asset balances increased $167.9 million, or 7.5%, however the yields on interest-earning assets were 33 basis points lower than prior period. Excluding the accretion of the purchased loan discount of $493,000 and $513,000, the net interest margin would have been 3.48% in the third quarter of 2013 and 3.53% for the third quarter of 2012, respectively.
The cost of funds on total interest-bearing liabilities decreased 18 basis points to 0.72% for the third quarter of 2013 compared to 0.90% for the same period in 2012 as a result of decreases in average short and long-term debt borrowings together with a lower average cost of borrowings due primarily to a rate reset on $20.6 million of subordinated debt effective September 15, 2012 and decreased from a fixed rate of 6.62% to a floating rate of 3 month LIBOR plus 1.40% and the pay-off of $20.5 million of higher rate debt with an approximate weighted average rate of 11.0%. The pay-off occurred on September 9, 2013, thus further interest expense relief will be realized in the fourth quarter as the full impact of the pay-off is reflected. Cost savings in the third quarter were $135,000, or a 3 basis point decrease to cost of funds, but full quarter impact will be $592,000, or an additional 9 basis point decrease to cost of funds.
The average balance of interest-earning assets increased by $167.9 million, or 7.5%, to $2.393 billion for the three months ended September 30, 2013, when compared to the same period in 2012. The increase contributed $1.8 million of interest income, which was offset by a decrease in the yield on interest-earning assets of $2.0 million. For the three months ended September 30, 2013, the average balance of loans outstanding increased $116.3 million, or 5.8%, to $2.130 billion, compared to the same period in 2012. The increase in the loan portfolio was primarily the result of the growth in the mortgage LHFS and SBA lending portfolios due to increased market penetration which contributed increases of approximately $89.1 million and $7.6 million, respectively, in average loan balances to the quarter. The yield on average loans outstanding for the three months ended September 30, 2013 decreased 23 basis points to 4.46% compared to the same period in 2012 as strong competition for high-quality loans continues to pervade our market.
For the nine month period ended September 30, 2013, the Company recorded an increase of $2.5 million, or 4.1%, in net interest income to $63.1 million compared to $60.6 million for the same period in 2012. The growth in net interest income was due to a $2.0 million decrease in interest expense and a $500,000 increase in interest income. Net interest margin was 3.59% for the nine months ended September 30, 2013, compared to 3.80% in the same period in 2012 as interest-earning asset rates decreased more significantly than interest-bearing liability rates and the growth of interest-bearing asset average balances outpaced that of interest-bearing liabilities. Excluding the accretion of the purchased loan discount of $2.4 million and $1.9 million, respectively, the net interest margin would have been 3.42% in the first nine months of 2013 and 3.60% for the same period in 2012, respectively.
The cost of funds on total interest-bearing liabilities decreased 19 basis point to 0.78% for the nine months ended September 30, 2013 compared to 0.97% for the same period in 2012 as average interest-bearing deposit balances grew $92.5 million and rates decreased 8 basis points to 0.62%. Further aiding the decrease was a decrease in average long-term debt borrowings together with a lower average cost of borrowings due primarily to a rate reset of $20.6 million of subordinated debt and pay-off of $21.2 million of higher rate debt as previously discussed. The 19 basis point decrease in cost of funds contributed $2.7 million to net interest income, although it was slightly offset by a $650,000 increase in interest expense related to an increase in average interest-bearing deposits.
The average balance of interest-earning assets increased by $221.0 million, or 10.4%, to $2.352 billion for the first nine months of 2013, when compared to $2.131 billion for the same period in 2012. The increase contributed $7.2 million to interest income, which was mostly offset by a decrease in the yield on interest-earning assets of $7.0 million. The yield on interest-earning assets for the nine month period ended September 30, 2013 was 4.37%, a decrease of 40 basis points when compared to the yield on interest-earning assets for the same period in 2012. The driver of the increase in interest-earning assets was due to the average balance of loans outstanding which increased $232.2 million, or 12.3%, to $2.126 billion, when compared to the same period in 2012. The increase in the loan portfolio was due to a $134.7 million, or 96.1%, increase in average mortgage loans held for sale, a $52.7 million, or 11.4%, increase in average commercial loans and a $26.0 million, or 25.2%, increase in average SBA portfolio loans. While we recognize that the average LHFS volume will likely decline in future periods, we are encouraged by the strong commercial and SBA loan growth and believe that this shows that our market penetration efforts are resulting in growth in these core portfolios. The yield on average loans outstanding for the nine months ended September 30, 2013 decreased 44 basis point to 4.46% when compared to the same period in 2012 as strong competition for high-quality loans continue to pervade our market. Average investment securities decreased $40.3 million, or 19.3%, and yielded 2.52%, down from 2.69% for the nine months ended September 30, 2013.

Average Balances, Interest and Yields

	Three Months Ended
	September 30, 2013			September 30, 2012
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	($ in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income:
Taxable	$2,121,371	$23,830	4.46%	$2,008,642	$23,689	4.69%
Tax-exempt (1)	8,325	107	5.11%	4,781	54	4.48%
Total loans	2,129,696	23,937	4.46%	2,013,423	23,743	4.69%
Investment securities:
Taxable	159,835	817	2.03%	169,569	1,015	2.38%
Tax-exempt (2)	15,395	248	6.38%	19,380	298	6.12%
Total investment securities	175,230	1,065	2.41%	188,949	1,313	2.76%
Interest-bearing deposits	86,433	53	0.24%	21,990	4	0.09%
Federal funds sold	1,703	—	0.05%	828	—	0.06%
Total interest-earning assets	2,393,062	25,055	4.15%	2,225,190	25,060	4.48%
Noninterest-earning:
Cash and due from banks	17,044			13,623
Allowance for loan losses	(33,419)			(26,944)
Premises and equipment, net	41,675			36,125
Other real estate	39,311			40,791
Other assets	141,905			153,581
Total assets	$2,599,578			$2,442,366

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand deposits	$652,779	459	0.28%	$616,783	$435	0.28%
Savings deposits	315,033	312	0.39%	320,766	272	0.34%
Time deposits	732,999	1,830	0.99%	688,741	1,979	1.14%
Total interest-bearing deposits	1,700,811	2,601	0.61%	1,626,290	2,686	0.66%
Federal funds purchased	—	—	—%	51,388	102	0.79%
Securities sold under agreements to repurchase	18,625	6	0.13%	11,207	6	0.21%
Other short-term borrowings	75,163	67	0.35%	123,234	346	1.11%
Subordinated debt	62,473	716	4.55%	67,527	1,090	6.42%
Long-term debt	10,000	11	0.41%	3,261	18	2.24%
Total interest-bearing liabilities	1,867,072	3,401	0.72%	1,882,907	4,248	0.90%
Noninterest-bearing:
Demand deposits	447,848			351,113
Other liabilities	25,986			27,135
Shareholders’ equity	258,672			181,211
Total liabilities and shareholders’ equity	$2,599,578			$2,442,366
Net interest income/spread		$21,654	3.43%		$20,812	3.58%
Net interest margin			3.59%			3.72%

(1)	Interest income includes the effect of taxable equivalent adjustment for 2013 and 2012 of $38 and $19, respectively.

(2)	Interest income includes the effect of taxable-equivalent adjustment for 2013 and 2012 of $97 and $104, respectively.

	Nine Months Ended
	September 30, 2013			September 30, 2012
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	($ in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income:
Taxable	$2,118,424	$70,615	4.46%	$1,888,844	$69,261	4.90%
Tax-exempt (1)	7,419	274	4.94%	4,840	158	4.37%
Total loans	2,125,843	70,889	4.46%	1,893,684	69,419	4.90%
Investment securities:
Taxable	152,611	2,411	2.11%	189,884	3,309	2.33%
Tax-exempt (2)	16,588	776	6.26%	19,651	915	6.22%
Total investment securities	169,199	3,187	2.52%	209,535	4,224	2.69%
Interest-bearing deposits	55,352	71	0.17%	26,607	27	0.14%
Federal funds sold	1,266	—	0.05%	872	—	0.06%
Total interest-earning assets	2,351,660	74,147	4.37%	2,130,698	73,670	4.77%
Noninterest-earning:
Cash and due from banks	15,097			14,029
Allowance for loan losses	(33,447)			(27,752)
Premises and equipment, net	40,243			32,959
Other real estate	39,038			34,758
Other assets	136,935			123,860
Total assets	$2,549,526			$2,308,552

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand deposits	$633,817	$1,300	0.27%	$573,609	$1,185	0.28%
Savings deposits	321,344	1,017	0.42%	351,358	815	0.31%
Time deposits	725,275	5,511	1.02%	663,003	6,351	1.28%
Total interest-bearing deposits	1,680,436	7,828	0.62%	1,587,970	8,351	0.70%
Federal funds purchased	30,703	174	0.76%	25,020	151	0.81%
Securities sold under agreements to repurchase	14,924	15	0.14%	12,738	21	0.22%
Other short-term borrowings	96,877	551	0.76%	75,272	709	1.26%
Subordinated debt	65,824	2,451	4.98%	67,527	3,361	6.65%
Long-term debt	7,436	23	0.41%	25,018	457	2.44%
Total interest-bearing liabilities	1,896,200	11,042	0.78%	1,793,545	13,050	0.97%
Noninterest-bearing:
Demand deposits	407,163			316,788
Other liabilities	22,354			23,700
Shareholders’ equity	223,809			174,519
Total liabilities and shareholders’ equity	$2,549,526			$2,308,552
Net interest income/spread		$63,105	3.59%		$60,620	3.80%
Net interest margin			3.59%			3.80%

(1)	Interest income includes the effect of taxable equivalent adjustment for 2013 and 2012 of $96 and $55, respectively.

(2)	Interest income includes the effect of taxable-equivalent adjustment for 2013 and 2012 of $272 and $320, respectively.

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
In determining the appropriate level for the allowance, management ensures that the overall allowance appropriately reflects a margin for the imprecision inherent in most estimates of the range of probable credit losses. This additional amount, if any, is reflected in the overall allowance. Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio at September 30, 2013 (see “Asset Quality”).
The provision for loan losses for the three and nine month periods ending September 30, 2013 was $1.1 million and $5.2 million, respectively, compared to $3.5 million and $8.2 million, respectively, for the same periods in 2012. The year-to-date decrease was due to improving credit trends as nonperforming loans have declined for 6 consecutive quarters and are at their lowest level since December 31, 2011.
At date of acquisition, no allowance for loan losses was recorded on acquired loans, including the covered loans acquired under the loss share agreements with the FDIC because these loans were recorded at fair value. On an ongoing basis, the Company re-evaluates the cash flows expected to be collected on the covered loans based on updates of assumptions regarding default rates, loss severities, and other factors that are reflective of current market conditions and, based upon those evaluations, determines if additional provision expense is required for the covered loans. Fidelity has evaluated the recorded investment of the acquired loans and has compared the original Day 1 estimated losses to current estimated losses and has determined that an allowance for loan losses of $2.9 million was necessary for these acquired loans as of September 30, 2013. The following schedule summarizes changes in the allowance for loan losses for the periods indicated:

	Nine Months Ended September 30,
	2013	2012
	($ in thousands)
Balance at beginning of period	$33,982	$27,956
Net charge-offs (recoveries):
Commercial	2,915	1,048
SBA	723	184
Construction	(83)	4,673
Mortgage	390	372
Consumer installment	2,626	2,692
Total net charge-offs	6,571	8,969
Provision for loan losses - non-covered loans	5,297	7,200
Impairment provision - covered loans	(130)	977
Indemnification - covered loans	1,083	4,312
Balance at end of period	$33,661	$31,476
Annualized ratio of net charge-offs to average loans	0.51%	0.47%
Allowance for loan losses as a percentage of loans at end of period	1.83%	1.80%
Allowance for loan losses as a percentage of loans, excluding covered loans	1.93%	1.91%
Net charge-offs for the nine months ended 2013 totaled $6.6 million, down from $9.0 million of net charge-offs recorded in the same period of 2012. The decrease is primarily due to a decrease in construction of $4.7 million, partially offset by an increase in commercial of $1.9 million.

Noninterest Income
The categories of noninterest income, and the dollar and percentage change between periods, are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
				($ in thousands)
Service charges on deposit accounts	$1,075	$1,259	$(184)	(14.6)%	$3,044	$3,572	$(528)	(14.8)%
Other fees and charges	997	841	156	18.5%	2,859	2,477	382	15.4%
Mortgage banking activities	17,809	14,755	3,054	20.7%	55,762	37,679	18,083	48.0%
Indirect lending activities	2,583	2,164	419	19.4%	7,010	4,937	2,073	42.0%
SBA lending activities	647	2,107	(1,460)	(69.3)%	3,148	4,229	(1,081)	(25.6)%
Bank owned life insurance	326	330	(4)	(1.2)%	965	984	(19)	(1.9)%
Securities gains	—	4	(4)	100.0%	—	307	(307)	100.0%
Other noninterest income:
Gain on the sale of ORE	1,601	640	961	150.2%	3,930	1,267	2,663	210.2%
Gain on acquisitions	—	4,012	(4,012)	—%	—	4,218	(4,218)	—%
Insurance commissions	291	250	41	16.4%	699	720	(21)	(2.9)%
Rental income from ORE properties	325	382	(57)	(14.9)%	1,040	597	443	74.2%
Accretion of FDIC indemnification asset	93	288	(195)	(67.7)%	349	551	(202)	(36.7)%
Other operating income	97	62	35	56.5%	325	245	80	32.7%
Total noninterest income	$25,844	$27,094	$(1,250)	(4.6)%	$79,131	$61,783	$17,348	28.1%
Noninterest income for the three months ended September 30, 2013 was $25.8 million compared to $27.1 million for the same period in 2012, a decrease of $1.3 million for the three month period. During the third quarter of 2012, the Company benefited from a $4.0 million gain on the acquisition of Security Exchange Bank and no gain was recorded during the current quarter. Strong mortgage banking production and indirect lending activity contributed $3.5 million of increased income during the quarter. While mortgage production volume was flat at $619 million compared to $617 million in the third quarter of prior year, the third quarter of 2012 contained mortgage servicing asset impairment charges of $2.1 million compared to a slight recovery of $138,000 during the third quarter of 2013. As rates have increased, the prepayment assumptions decreased resulting in increased servicing values which can result in an impairment recovery. Although the Company cannot predict future mortgage purchase and refinancing demand, the Company intends to continue to strategically increase the number of mortgage loan originators and support staff to focus on new growth markets and increasing penetration in existing markets. The Company’s current concentration of purchase-money originations, which made up 74% of total funded loan production during the third quarter of 2013, and a minimal amount of wholesale production, which made up only 16% of funded production during the quarter, are expected to create more stable funding levels and spreads as these markets tend to be less volatile than the refinance and wholesale markets.
Income from SBA lending activities decreased $1.5 million, or 69.3%, compared to the same quarter prior year as the volume of loans sold during the quarter decreased from $33.1 million in the third quarter of 2012 to $11.4 million in the third quarter of 2013.
For the nine month period ended September 30, 2013 noninterest income increased $17.3 million, or 28.1%, to $79.1 million compare to $61.8 million for the same period in 2012. The increase was largely attributable to an increase in mortgage banking activities of $18.1 million, or 48.0%, to $55.8 million compared to $37.7 million for the same nine month period in 2012 and an increase in indirect lending activities of $2.1 million, or 42.0%, due to increased loan sales during the period. Gains on other real estate sales increased $2.7 million as a result of the Company’s aggressive marketing efforts and improving real estate values in some of our markets. Offsetting these increases was the $4.2 million acquisition gain recorded in the 2012 year-to-date period and a $1.1 million decrease in SBA lending activities on lower volumes of loan sales during the period.
Indirect Automobile Lending
The Company purchases, on a nonrecourse basis, consumer installment contracts secured by new and used vehicles purchased by consumers from franchised motor vehicle dealers and selected independent dealers located throughout the Southeast. A portion of the indirect automobile loans the Company originates is generally sold with servicing retained.
The U.S. auto industry has shown sustained momentum the past few years, making solid progress toward recovery of pre-recession sales levels. Auto sales in the U.S. reached a five-year high of 14.5 million vehicles in 2012 and the strong performance continued in 2013. In August, auto sales registered 1.5 million units, which is the highest since May 2007. The surge of off-lease vehicles and older trade-ins will boost used car inventories. As a result, used car prices are expected to soften.

The year-to-date average FICO for dealer loans has been 743, an indication of the Company’s high asset quality standards. On repossessed vehicles, we are continuing to experience favorable pricing at the auto auctions, allowing the Company to minimize losses due to loan charge-offs.
In an effort to manage interest rate risk, the Company has strategically stepped up the pace of auto loan sales to investors and other banks in recent months. Currently the demand from investors and other banks to purchase our automobile loans is favorable.
The following schedule summarizes our indirect lending for the three months ended September 30, 2013, June 30, 2013 and September 30, 2012:

	Three Months Ended
	September 30, 2013	June 30, 2013	September 30, 2012
		($ in thousands)
Average loans outstanding	$957,737	$947,351	$990,061
Yield	3.71%	3.85%	4.17%
Past due loans:
$ amount of indirect loans past due	$929	$1,360	$1,095
# of indirect loans past due	130	173	167
Net principal charge-offs	$908	$909	$777
# of repossessed vehicles	177	181	162
Non-performing loans	$925	$594	$550
30+ day performing delinquency rate	0.11%	0.14%	0.11%
Net charge-off rate	0.34%	0.33%	0.31%
Average beacon score	752	755	751
Production by state:
Alabama	$22,599	$16,576	$18,261
Arkansas	13,757	7,728	3,633
North Carolina	19,292	18,750	14,088
South Carolina	10,322	10,180	9,324
Florida	77,873	72,676	66,264
Georgia	44,171	38,203	41,182
Mississippi	23,292	19,626	19,826
Tennessee	17,122	19,347	13,817
Virginia	11,877	10,339	8,882
Total production by state	$240,305	$213,425	$195,277
Percent Outstanding by state:
Alabama	8.93%	8.89%	9.34%
Arkansas	2.37%	1.42%	0.30%
North Carolina	8.30%	8.37%	8.54%
South Carolina	3.34%	3.26%	2.93%
Florida	32.80%	33.07%	32.89%
Georgia	24.38%	25.76%	29.69%
Mississippi	8.48%	7.92%	6.11%
Tennessee	7.87%	8.19%	8.11%
Virginia	3.53%	3.12%	2.09%
Total percent outstanding by state	100.00%	100.00%	100.00%
Loan sales	$93,602	$152,418	$106,200
Loan servicing	$502,230	$451,421	$303,541

Indirect lending activities:
Servicing income, net	$1,186	$1,012	$828
Marketing gain	1,397	1,769	1,336
Total indirect lending activities	$2,583	$2,781	$2,164

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
Since long-term rates spiked in June, many mortgage lenders have reported reductions of 20% to more than 50% in funded loan volumes for the third quarter. The Company's 21% decrease in funded loan volume is on the low end as the Company has focused on core purchase mortgage production, has a smaller concentration of wholesale lending and an emphasis on expansion into new markets and penetration of existing markets. The Company continues to evaluate opportunities to increase market share or enter new markets where future growth is expected. In spite of the production decrease experienced during the third quarter of 2013, positive mortgage production trends were evident as new purchase loans (vs. refinances) accounted for 74% of total funded loan production during the quarter, sourced primarily through our relationships with independent home builders and realtors, which we do not believe will be significantly impacted by the recent rise in long-term interest rates. Our marketing focus on purchase business and organic growth will help to offset any impact of the anticipated reduction of refinance production and we do not expect to see future production declines of the magnitude that we experienced this quarter.
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
The following schedule summarizes our mortgage lending for the three months ended September 30, 2013, June 30, 2013 and September 30, 2012:

	Three Months Ended
	September 30, 2013	June 30, 2013	September 30, 2012
		($ in thousands)
Loan fundings by production (state):
Georgia	$449,960	$592,837	$533,884
Florida	17,807	24,025	14,902
Virginia	151,573	167,099	64,500
Total production by state	$619,340	$783,961	$628,305
% of retail production	84.37%	78.95%	78.34%
% of wholesale production	15.63%	21.05%	21.66%
% of loan production for purchases	74.13%	58.30%	45.59%
% of loan production for refinance loans	25.87%	41.70%	54.41%
Loan sales:
Agency	$641,474	$641,037	$472,801
Other	111,722	115,187	99,691
Total loan sales	$753,196	$756,224	$572,492

Total agency loan servicing outstanding	$3,959,804	$3,496,505	$2,222,185
Total delinquency	$7,899	$7,349	$3,157
% of delinquency - total servicing	0.20%	0.21%	0.14%

Average mortgage loans outstanding	$167,655	$297,024	$225,912
Yield on LHFS	4.38%	3.15%	3.69%
Mortgage lending activities:
Marketing gain, net (1)	$12,785	$13,916	$13,179
Origination points and fees	3,806	4,212	3,662
Loan servicing revenue	2,402	2,021	1,240
MSR amortization and (recovery) impairment adjustments	(1,184)	9	(3,326)
Total mortgage banking activities	$17,809	$20,158	$14,755

(1)
Marketing gains include mortgage servicing rights on loans sold servicing retained, marketing gain/(loss) on loans sold, pipeline hedge, mortgage pair-off income/(expense), and pipeline mark to market gains/(losses).

Noninterest Expense
The categories of noninterest expense, and the dollar and percentage change between periods, are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
				($ in thousands)
Salaries and employee benefits	$14,424	$12,394	$2,030	16.4%	$42,984	$34,490	$8,494	24.6%
Commissions	6,019	6,195	(176)	(2.8)	20,388	14,273	6,115	42.8
Furniture and equipment	1,246	1,032	214	20.7	3,194	3,003	191	6.4
Net occupancy	1,598	1,360	238	17.5	4,348	3,850	498	12.9
Communication	754	739	15	2.0	2,319	1,999	320	16.0
Professional and other services	2,464	1,992	472	23.7	6,981	6,214	767	12.3
Cost of operation of other real estate	1,709	2,776	(1,067)	(38.4)	4,798	6,267	(1,469)	(23.4)
FDIC insurance premiums	515	479	36	7.5	1,568	1,424	144	10.1
Other noninterest expense:
Employee expenses	560	451	109	24.2	1,701	1,331	370	27.8
Business taxes	258	208	50	24.0	753	475	278	58.5
Lending expenses	1,228	933	295	31.6	3,056	2,100	956	45.5
ATM and check card expenses	241	225	16	7.1	748	613	135	22.0
Advertising and promotions	293	318	(25)	(7.9)	1,037	857	180	21.0
Stationary, printing and supplies	203	313	(110)	(35.1)	716	823	(107)	(13.0)
Other insurance expense	241	146	95	65.1	727	717	10	1.4
Other operating expense	2,349	1,763	586	33.2	4,467	4,307	160	3.7
Total noninterest expense	$34,102	$31,324	$2,778	8.9%	$99,785	$82,743	$17,042	20.6%
Noninterest expense was $34.1 million for the three month period ended September 30, 2013, compared to $31.3 million for the same period in 2012, an increase of $2.8 million, or 8.9%. The increase was a result of higher salaries and employee benefits which increased $2.0 million, or 16.4%, due to the addition of 112 full-time equivalent employees since September 30, 2012. Growth in the mortgage division accounted for 41% of the increase. Other operating expense increased $586,000, or 33.2%, due to an $811,000 pay-off premium related to the redemption of trust preferred securities. Offsetting the smaller increases in various noninterest expense accounts was a $1.1 million, or 38.4%, decrease in the cost of operation of other real estate as the number of properties held has decreased by 45% since September 30, 2012.
For the nine month period ended September 30, 2013, noninterest expense increase $17.0 million, or 20.6%, to $99.8 million, compared to $82.7 million for the same nine month period in 2012. The increase was largely attributable to a $8.5 million, or 24.6%, increase in salaries and benefits related to the increase in FTEs discussed previously and a $6.1 million, or 42.8%, increase in commission expense related to the increased mortgage banking volume.
Details of ORE expense are presented below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	$	%	$	%	$	%	$	%
				($ in thousands)
Write-down of ORE	$1,679	98.2%	$1,452	52.3%	$3,474	72.4%	$3,537	56.4%
ORE real property taxes	301	17.6%	1,306	47.0%	423	8.8%	1,624	25.9%
Foreclosure expense	56	3.3%	321	11.6%	569	11.9%	657	10.5%
FDIC indemnification loss share	(635)	(37.1)%	(497)	(17.9)%	(658)	(13.7)%	(497)	(7.9)%
ORE misc. expense	308	18.0%	194	7.0%	990	20.6%	946	15.1%
Other real estate expense	$1,709	100.0%	$2,776	100.0%	$4,798	100.0%	$6,267	100.0%

Provision for Income Taxes
The provision for income taxes for the third quarter of 2013 was $4.3 million, compared to $4.8 million for the same period in 2012. For the nine month period ended September 30, 2013, provision for income taxes was $13.1 million compared to $11.2 million for the same period in 2012. The change in income tax expense for the three and nine month period ending September 30, 2013 correlated directly with the change in income before taxes.

Financial Condition
Total assets were $2.567 billion at September 30, 2013, compared to $2.477 billion at December 31, 2012, an increase of $90.2 million, or 3.6%. This increase was due to an increase in cash and due from banks of $91.9 million, investment securities available-for-sale of $16.0 million, and $21.8 million in servicing assets. These increases were offset by decreases of $87.4 million in loans held-for-sale and ORE of $5.3 million.
Cash and cash equivalents increased $91.9 million, or 187.4%, to $140.9 million at September 30, 2013, compared to $49.0 million at December 31, 2012. This balance varies with the Bank’s liquidity needs and is influenced by scheduled loan closings, investment purchases, timing of customer deposits, and loan sales.
Loans increased $54.7 million, or 3.1%, to $1.832 billion at September 30, 2013, compared to $1.777 billion at December 31, 2012. Loans held-for-sale decreased $87.4 million, or 28.7%, to $216.7 million at September 30, 2013, compared to December 31, 2012. The decrease was primarily attributable to a $78.7 million decrease in mortgage loans held-for-sale. Total loan production and loans sold are detailed in the table below:

	Nine Months Ended September 30,		Year Ended December 31,
	2013	2012	2012	2011	2010
	(in thousands)
Loans originated	$3,274,657	$2,494,683	$3,669,008	$2,492,439	$2,209,238
Loans sold	2,481,337	1,584,721	2,342,356	1,446,025	1,245,659

Asset Quality
The following schedule summarizes our asset quality at September 30, 2013, December 31, 2012, and September 30, 2012:

	September 30, 2013		December 31, 2012		September 30, 2012
	Including Covered Assets	Excluding Covered Assets	Including Covered Assets	Excluding Covered Assets	Including Covered Assets	Excluding Covered Assets
			($ in thousands)
Nonaccrual loans	$60,070	$37,262	$81,889	$57,713	$90,145	$61,854
Other real estate owned	34,493	26,016	39,756	22,159	45,175	22,573
Repossessions	1,181	1,181	1,625	1,625	1,119	1,119
Total nonperforming assets	$95,744	$64,459	$123,270	$81,497	$136,439	$85,546
Total classified assets (1)	$95,121	$89,876	$114,857	$108,860	$121,556	$113,454
SBA guaranteed loans included in classified assets	$13,115	$13,115	$12,085	$12,085	$8,742	$8,742
Loans past due 90 days, still accruing	$—	$—	$—	$—	$—	$—
Ratio of nonperforming assets to total loans, ORE, and repossessions	5.13%	3.59%	6.77%	5.12%	7.62%	5.12%
Ratio of allowance for loan losses to loans	1.83%	1.93%	1.92%	2.01%	1.80%	1.91%
Classified assets to Tier 1 capital plus allowance for loan losses	33.33%	31.50%	44.17%	41.87%	48.31%	45.09%

(1)	Classified covered assets are presented net of the 80% loss share agreement with the FDIC.
The $37.3 million in nonaccrual loans, excluding covered loans, at September 30, 2013, included $9.0 million in residential construction related loans, $11.1 million in commercial, $2.9 million on first and second mortgage, $11.1 million on SBA loans and $3.2 million in retail and consumer loans. Of the $9.0 million in residential construction related loans on nonaccrual, $7.4 million was related to single family developed lots. Management believes the positive trend of the reduction of nonperforming loans will continue through the remainder of 2013.
The $26.0 million in other real estate, excluding covered other real estate, at September 30, 2013, was made up of 19 commercial properties with a balance of $17.2 million, of which $6.5 million was related to SBA guarantees, and the remainder were residential construction related balances which consisted of $602,000 in 4 residential single family homes completed or substantially completed, $4.4 million in 361 single family developed lots, $2.4 million in 7 parcels of undeveloped land, and $1.5 million in 26 parcels of covered ORE.
The Bank makes standard representations and warranties in the normal course of selling mortgage loans in the secondary market. We have not experienced any material repurchase requests as a result of these obligations related to the representations and warranties. The Bank does not securitize the mortgages it originates.

Deposits

	September 30, 2013		December 31, 2012
	$	%	$	%
		($ in millions)
Core deposits (1)	$1,742.7	80.4%	$1,666.1	80.5%
Time deposits greater than $100,000	352.1	16.2%	346.7	16.8%
Brokered deposits	74.5	3.4%	56.9	2.7%
Total deposits	$2,169.3	100.0%	$2,069.8	100.0%

(1)	Core deposits include noninterest-bearing demand, money market and interest-bearing demand, savings deposits, and time deposits less than $100,000.
Total deposits at September 30, 2013, were $2.169 billion compared to $2.070 billion at December 31, 2012. Time deposits greater than $100,000 increased $5.4 million, or 1.5%, to $352.1 million. Noninterest-bearing demand deposits increased $64.5 million, or 16.8%, to $448.1 million. Interest-bearing demand deposits and money market deposits decreased $46.9 million, or 7.3%, to $685.4 million. Noninterest-bearing demand accounts increased and interest-bearing deposits decreased as management worked to move customers to cheaper deposit products to improve the net interest margin and lower the total cost of funds.
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
In addition to the ability to increase brokered deposits and retail deposits, as of September 30, 2013, we had the following sources of available unused liquidity:

September 30, 2013
(in thousands)
Unpledged securities	$42,614
FHLB advances	55,746
FRB lines	193,466
Unsecured Federal funds lines	87,000
Additional FRB line based on eligible but unpledged collateral	585,704
Total sources of available unused liquidity	$964,530

Our loans held for sale are considered highly liquid. The majority of commitments to purchase Mortgage loans held for sale will be funded within one month of the loan closing. Also, the majority of these loans are conforming residential mortgage loans sold to FNMA and FHLMC. Other loans held for sale include commitments for both SBA loans and Indirect Auto loans.
Shareholders’ Equity
Shareholders’ equity was $233.3 million at September 30, 2013, and $192.9 million at December 31, 2012. The increase in shareholders’ equity in the first nine months of 2013 was attributable to the increase in net income as well as the public offering discussed below.
Public Offering
On June 10, 2013, the Company closed its $60.0 million public offering of common stock at $12.00 per share, and on June 18, 2013, the underwriters exercised their option of the allotment shares for an additional $9.0 million in capital.
The proceeds from that offering were used as follows: on August 30, 2013, the Company redeemed all of the $48.2 million in shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, originally issued to the U.S. Department of the Treasury under the Troubled Asset Relief Program Capital Purchase Program; and on September 9, 2013, redeemed two series of its trust preferred securities with an aggregate outstanding principal amount of $20.5 million.
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
At September 30, 2013, the Bank’s capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents our capital ratios and the minimum regulatory requirements:

		Minimum Regulatory Requirement
	Fidelity Bank	Adequately Capitalized	Well Capitalized
Tier 1 risk-based capital ratio	11.91%	4.00%	6.00%
Total risk-based capital ratio	13.64%	8.00%	10.00%
Leverage capital ratio	9.68%	4.00%	5.00%
The Company is not subject to the provisions of prompt corrective action. The Company had Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage capital ratio of 12.97%, 14.23%, and 10.53%, respectively, at September 30, 2013.
BASEL III
On July 2, 2013, the FRB approved the final rules implementing the Basel Committee on Banking Supervision's (“BCBS”) capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments. On July 9, 2013, the FDIC approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. The FDIC's rule is identical in substance to the final rules issued by the FRB. The phase-in period for the final rules will begin for the Company on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule. Management is currently evaluating the provisions of the final rules and their expected impact to the Company.
Dividends
In January, 2013, the Company declared a stock dividend equal to one share for every 100 shares owned. In April, 2013, the Company declared a stock dividend equal to one share for every 120 shares owned. In July, 2013, the Company declared a stock dividend equal to one share for every 170 shares owned and a cash dividend of $0.02 per share. In October, 2013, the Company declared a stock dividend equal to one share for every 210 shares owned and a cash dividend of $0.03 per share. Basic and diluted earnings per share for prior years have been retroactively adjusted to reflect this stock dividend. Future dividends will require a quarterly review of current and projected earnings for the remainder of 2013 in relation to capital requirements prior to the determination of the dividend, and be subject to regulatory restrictions under applicable law.
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
The most recent rate shock analysis indicated that the effects of an immediate and sustained change in rates would fall within policy parameters and approved tolerances for equity at risk, net interest income and net income.
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
The interest rate sensitivity structure within our balance sheet at September 30, 2013, indicated a cumulative net interest sensitivity asset gap of 25.72% when projecting out six months. When projecting forward one year, there was a cumulative net interest sensitivity asset gap of 20.43%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. Our policy states that the cumulative gap, measured as rate sensitive assets divided by rate sensitive liabilities, at one year should generally be within 75% and 125%. At September 30, 2013 our cumulative gap ratio was 126%.

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

This measure discloses changes from period-to-period in book value per share exclusive of changes in intangible assets and preferred stock. The table on the following page provides a more detailed analysis of these non-GAAP measures:

	September 30, 2013	December 31, 2012	September 30, 2012
	($ in thousands, except per share data)
Total shareholders' equity	$233,300	$192,888	$187,501
Less:
Preferred stock	—	47,344	47,123
Common shareholders' equity	$233,300	$145,544	$140,378
Total shareholders' equity	$233,300	$192,888	$187,501
Less:
Florida bank charter	1,289	1,289	1,289
Core deposit intangible	1,127	1,246	1,300
Preferred stock	—	47,344	47,123
Tangible common shareholders' equity	$230,884	$143,009	$137,789
Total shareholders' equity	$233,300	$192,888	$187,501
Less:
Florida bank charter	1,289	1,289	1,289
Core deposit intangible	1,127	1,246	1,300
Tangible shareholders' equity	$230,884	$190,353	$184,912
Total assets	$2,567,482	$2,477,291	$2,442,794
Less:
Florida bank charter	1,289	1,289	1,289
Core deposit intangible	1,127	1,246	1,300
Tangible assets	$2,565,066	$2,474,756	$2,440,205
Book value per common share	$10.98	$9.65	$9.41
Effect of intangible assets	(0.11)	(0.17)	(0.18)
Tangible book value per common share	$10.87	$9.86	$9.23
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
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to claims and lawsuits arising in the course of normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of September 30, 2013, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our results of operations or financial condition.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
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

3(d)	Amendment to By-Laws of Fidelity Southern Corporation (incorporated by reference from Exhibit 3.2 to Fidelity Southern Corporation’s Form 8-k filed November 18, 2010)
4(a)	See Exhibits 3(a) and 3(b) for provisions of the Amended and Restated Articles of Incorporation, as amended, and Bylaws, which define the rights of the shareholders.
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

FIDELITY SOUTHERN CORPORATION
(Registrant)
Date:	November 12, 2013	BY:	/S/ JAMES B. MILLER, JR.
James B. Miller, Jr.
Chief Executive Officer
Date:	November 12, 2013	BY:	/s/ STEPHEN H. BROLLY
Stephen H. Brolly
Chief Financial Officer