Form 10-K
period 2013-12-31
FIDELITY SOUTHERN CORP
filed 2014-03-14
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the registrant) as of June 28, 2013 (based on the price the Common Stock was last sold on June 28, 2013 on the NASDAQ National Market System), was $210,602,474.
At March 3, 2014, there were 21,336,964 shares of Common Stock outstanding, without stated par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
Report on Form 10-K
December 31, 2013

(1) All or portions of this item are incorporated by reference to the Registrant's Definitive Proxy Statement for the 2014 Annual
Meeting of Shareholders.

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
FSC is a legal entity separate and distinct from its bank subsidiary. We coordinate the financial resources of the consolidated enterprise and thereby maintain financial, operational and administrative systems that allow centralized evaluation of subsidiary operations and coordination of selected policies and activities. FSC's operating revenues and net income are derived primarily from management fees and cash dividends received from the Bank. At December 31, 2013, we had total assets of $2.56 billion, total net loans of $2.08 billion, total deposits of $2.20 billion, and shareholders’ equity of $236.2 million. For more general information about our business and recent material transactions, see Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operation.
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
These trends and events include (1) risks associated with our loan portfolio, including difficulties in maintaining quality loan growth, greater loan losses than historic levels, the risk of an insufficient allowance for loan losses, expenses associated with managing nonperforming assets, unique risks associated with our construction and land development loans, our ability to maintain and service relationships with automobile dealers and indirect automobile loan purchasers, and our ability to profitably manage changes in our indirect automobile lending operations; (2) risks associated with adverse economic conditions, including risk of continued stagnation in real estate values in the Atlanta, Georgia, metropolitan area and in eastern and northern Florida markets, conditions in the financial markets and economic conditions generally and the impact of efforts to address difficult market and economic conditions; a stagnant economy and its impact on operations and credit quality, the impact of a recession on our loan portfolio, changes in the interest rate environment and the impact on our net interest margin, and inflation; (3) risks associated with government regulation and programs, uncertainty with respect to future governmental economic and regulatory measures, new regulatory requirements imposed by the Consumer Financial Protection Bureau, new regulatory requirements for residential mortgage loan services, and numerous legislative proposals to further regulate the financial services industry, the impact of and adverse changes in the governmental regulatory requirements affecting us, and changes in political, legislative and economic conditions; (4) the ability to maintain adequate liquidity and sources of liquidity; (5) our ability to maintain sufficient capital and to raise additional capital; (6) the accuracy and completeness of information from customers and our counterparties; (7) the effectiveness of our controls and procedures; (8) our ability to attract and retain skilled people; (9) greater competitive pressures among financial institutions in our market areas; (10) failure to achieve the revenue increases expected to result from our investments in our growth strategies, including our branch additions and in our transaction deposit and lending businesses; (11) the volatility and limited trading of our common stock; (12) the impact of dilution on our common stock; (13) risks related to FDIC-assisted transactions; compliance with certain requirements under our FDIC loss share agreements; changes in national and local economic conditions resulting in higher charge-offs not covered by the FDIC loss share agreements; and (14) risks associated with technological changes and the possibility of Cyberfraud.
This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included herein and are not intended to represent a complete list of all risks and uncertainties in our business. Investors are encouraged to read the risks discussed under “Item 1A.—Risk Factors.”

Market Area, Products and Services
We provide an array of financial products and services for business and retail customers primarily through 32 branches in Georgia, a branch in Jacksonville, Florida, and online at www.LionBank.com. In addition, we have received regulatory approval for three additional branches which we plan to open during 2014. Our customers are primarily individuals and small and medium sized businesses located in Georgia. Mortgage and construction loans are also provided through a branch in Jacksonville, Florida. Mortgage loans, automobile loans, and Small Business Administration (“SBA”) loans are provided in eleven Southern states.
We are primarily engaged in attracting deposits from individuals and businesses and using these deposits and borrowed funds to originate commercial and industrial loans, commercial loans secured by real estate, SBA loans, construction and residential real estate loans, direct and indirect automobile loans, residential mortgage and home equity loans, and secured and unsecured installment loans. We actively sell originated and brokered residential mortgage loans, SBA loans and indirect automobile loans, retaining servicing on a significant amount of the sales. We offer business and personal credit card loans through a third party agency relationship. Internet banking, including on-line bill pay and mobile deposit, and Internet cash management services are available to individuals and businesses, respectively. Additionally, we offer businesses remote deposit services, which allow participating companies to scan and electronically deposit funds for improved security and funds availability. We also provide individuals and business clients with international trade services such as letters of credit, foreign currency drafts, foreign and documentary collections, export finance, and international wire transfers. Trust services and merchant services activities are provided through agreements with third parties. Investment services are provided through an agreement with an independent broker-dealer. On December 31, 2013, we required authorization from the banking regulators to grant trust powers to the Bank. Subsequent to December 31, 2013, the FDIC approved the Bank to exercise its trust powers once granted by the Georgia Department of Banking and Finance (“GDBF”). We are actively organizing the activities related to the investment management and wealth management functions of the trust department and plan to begin offering these services once we receive final regulatory approval from the GDBF.
We have generally grown our assets, deposits, and business internally by building on our lending products, expanding our deposit products and delivery capabilities, opening new branches, and hiring experienced bankers with existing customer relationships in our market areas. We do not purchase loan participations from any other financial institution. We have participated in FDIC-assisted transactions and will continue to review opportunities to participate in other acquisitions in the future.
Deposits
We offer a full range of depository accounts and services to both individuals and businesses. As of December 31, 2013, deposits totaled $2.20 billion, consisting of:

	December 31, 2013		December 31, 2012
($ in millions)	Amount	%	Amount	%
Noninterest-bearing demand deposits	$488.2	22.17%	$381.8	18.46%
Interest-bearing demand deposits and money market accounts	701.6	31.85	638.6	30.88
Savings deposits	325.1	14.76	329.2	15.92
Time deposits	620.2	28.16	661.5	31.99
Brokered time deposits	67.4	3.06	56.9	2.75
Total deposits	$2,202.5	100.00%	$2,068.0	100.00%
During 2013, we continued a marketing program to increase the number and volume of our personal and business demand deposit accounts with the goals of building relationships with existing customers, adding new customers, increasing transaction accounts, and helping manage our cost of funds. We believe the marketing program has been a contributing factor to the growth in our core deposits in 2013. Based on the success of this program, we intend to continue this marketing program during 2014.
Lending
Our primary lending activities include originating commercial loans to small and medium sized businesses, SBA loans, consumer installment loans (primarily indirect automobile loans), construction loans, and residential real estate loans. Commercial lending consists of the extension of credit for business purposes, primarily in the Atlanta metropolitan area. We originate SBA loans primarily through our SBA loan production offices located in Atlanta, Georgia and Jacksonville, Florida and also in Maryland, North Carolina, Tennessee, Texas and Virginia. Indirect loans are originated in Georgia, Florida, North Carolina, South Carolina, Alabama, Arkansas, Mississippi, Virginia, Texas, and Tennessee. We offer direct installment loans to consumers on both a secured and unsecured basis. Residential mortgage loans are offered in Georgia, Florida, Tennessee, North Carolina, Virginia, Maryland and South Carolina. Residential construction loans to home builders and developers are originated primarily in the Atlanta, GA and Jacksonville, FL metropolitan areas.

As of December 31, 2013, our total net Loans outstanding, including Loans Held-for-Sale, were $2.08 billion and consisted of:

(in thousands)	Loans	Loans Held-for-Sale	Total Loans
Commercial	$665,802	$9,516	$675,318
Construction	101,698	—	101,698
Consumer	990,585	50,000	1,040,585
Mortgage	134,952	127,850	262,802
Total loans	$1,893,037	$187,366	$2,080,403
Certain of the following discussions are in part based on the Bank defined loan portfolios and may not conform to the above classifications.
Commercial and Industrial Lending
We originate commercial and industrial loans, which include certain SBA loans comprised of partially guaranteed loans and other credit enhanced loans that are generally secured by business property such as inventory, equipment and accounts receivable. All commercial loans are evaluated for the adequacy of repayment sources at the time of approval and are regularly reviewed for any deterioration in the ability of the borrower to repay the loan. In most instances, collateral is required to provide an additional source of repayment in the event of default by the borrower. The amount and type of the collateral varies from loan to loan depending on the purpose of the loan, the financial strength of the borrower, and the amount and terms of the loan. In general, we additionally require personal guarantees on these loans.
Commercial Real Estate Lending
We engage in commercial real estate lending through direct originations. We do not generally purchase loan participations from other banks. Our primary focus is on originating owner-occupied loans to finance real estate out of which an individual or company will operate their business. Non-owner occupied real estate loans for investment purposes are made on a selective basis and only where the borrowers or guarantors add substantial support to their credit. Loans where the sole source of repayment is derived from the project, or where the absence of the project’s success would call into question the ability of the borrower to service the debt, are avoided. We make commercial real estate loans to individuals and to small and medium sized businesses to provide loan diversification, to generate assets that are sensitive to fluctuations in interest rates, and to generate deposit and other relationships. Commercial real estate loans are generally prime-based floating-rate loans or shorter-term (one to five year) fixed-rate loans. Approximately 46% of our commercial real estate loans are owner occupied real estate loans. The remaining non-owner occupied loans were generally made to established commercial customers for purposes other than retail development.
We have a growing portfolio of SBA loans and SBA loans held-for-sale as a result of increased SBA loan production. These loans are primarily commercial real estate related, with a portion of each loan guaranteed by the SBA or with other credit enhancements provided by the government.
Indirect Automobile Lending
We purchase, on a nonrecourse basis, consumer installment contracts secured by new and used vehicles purchased by consumers from franchised motor vehicle dealers and selected independent dealers located throughout the South. A portion of the originated indirect automobile loans is generally sold with servicing retained. During 2013, we produced approximately $889 million of indirect automobile loans, while profitably selling $392 million to third parties with servicing retained. At December 31, 2013, we were servicing $523 million in indirect automobile loans we had sold, primarily to other financial institutions.
Consumer Lending
Our consumer lending activity primarily consists of indirect automobile lending. We also originate direct consumer loans (including direct automobile loans), residential mortgage and home equity loans, and secured and unsecured personal loans.
Real Estate Construction Lending
We originate real estate construction loans that consist primarily of one-to-four family residential construction loans made to builders. Loan disbursements are closely monitored by management to ensure that funds are being used strictly for the purposes agreed upon in the loan covenants. We employ both internal staff and external inspectors to ensure that requests for loan disbursements are substantiated by regular inspections and reviews. Construction and development loans are similar to all residential loans in that borrowers are underwritten according to their adequacy of repayment sources at the time of approval. Unlike conventional residential lending, however, signs of deterioration in a construction loan or development loan customer’s ability to repay the loan are measured throughout the life of the loan and not only at origination or when the loan becomes past due. In most instances, loan amounts are limited to 80% of the appraised value upon completion of the construction project. We originate real estate construction loans primarily throughout the metropolitan area of Atlanta, Georgia, and Jacksonville, Florida.
Real Estate Mortgage Lending
Our residential mortgage loan business focuses on one-to-four family properties. We offer Federal Housing Authority (“FHA”), Veterans Administration (“VA”), and conventional and non-conforming residential mortgage loans. We operate our residential mortgage banking business primarily in the metropolitan area of Atlanta, Georgia along with offices throughout Virginia and one office in Jacksonville, Florida. We also operate a wholesale lending division purchasing loans from qualified brokers and correspondents in the Southeast and Mid-Atlantic regions. We are an approved originator and servicer for the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”), and an approved originator for loans insured by the Department of Housing and Urban Development (“HUD”) and the Government National Mortgage Association (“GNMA”).
We primarily sell originated residential mortgage loans and brokered loans to investors, retaining servicing on a significant amount of the sales. The balances of mortgage loans held-for-sale fluctuate due to economic conditions, interest rates, the level of real estate activity, the amount of mortgage loans we retain, and seasonal factors. During 2013, we originated and sold to third parties approximately $2.6 billion in mortgage loans. At December 31, 2013, we were servicing $4.4 billion in residential mortgage loans we had sold to FannieMae, FreddieMac and GinnieMae. As seller, we make certain standard representations and warranties with respect to the loans being transferred. To date, our repurchases of mortgage loans previously sold have been de minimis.
Significant Operating Policies
Lending Policy
The Board of Directors of the Bank has delegated lending authority to our management, which in turn delegates lending authority to our loan officers, each of whom is limited as to the amount of secured and unsecured loans he or she can make to a single borrower or related group of borrowers. As our lending relationships are important to our success, the Board of Directors of our Bank has established loan approval committees and written guidelines for lending activities. In particular, the Officers’ Credit Committee reviews lending relationships with aggregate relationship exposure exceeding $250,000. In addition, the Officers’ Credit Committee approves all credit for commercial loan relationships up to $5 million and for residential construction loan relationships up to $10 million. The Loan and Discount Committee must approve all credit for commercial loan relationships exceeding $5 million and all residential construction loan relationships exceeding $10 million. Our policy on calculating total exposure to an entity or individual, or related group of entities or individuals is more encompassing than the method required under law and calls for the combining of all debt to all related entities, regardless of the presence of independent sources of repayment or other conditions that might otherwise allow a portion of debt to be excluded.
Our written guidelines for lending activities require, among other things, that:

•	secured loans be made to persons and companies who maintain depository relationships with us and who are well-established and have adequate net worth, collateral, and cash flow to support the loan;

•	unsecured loans be made to persons who maintain depository relationships with us and have significant financial strength;

•	real estate loans be secured by real property located primarily in Georgia or primarily in the South for SBA loans;

•	working capital loans be repaid out of conversion of assets or earnings of the commercial borrower and that such loans generally be secured by the assets of the commercial borrower; and

•	loan renewal requests be reviewed in the same manner as an application for a new loan.
Residential construction loans are made through the use of officer guidance lines, which are approved, when appropriate, by the Officers’ Credit Committee or the Loan and Discount Committee. These guidance lines are approved for established builders and developers with track records and adequate financial strength to support the credit being requested. Loans may be granted for speculative starts or for pre-sold residential property to specific purchasers.
All mortgage loans are originated to FNMA, FHLMC, GNMA, and other similar investor standards and guidelines.
Loan Review and Nonperforming Assets
The Credit Review Department reviews our loan portfolios to identify potential deficiencies and recommends appropriate corrective actions. The Credit Review Department reviews more than 30% of the commercial and construction loan portfolios and reviews 10% of the consumer loans originated annually. In 2013, the Credit Review Department reviewed more than 80% of the construction and commercial portfolios. The results of the reviews are presented to the Loan and Discount Committee on a monthly basis.
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
Management also models the valuation of collateral dependent real estate loans and Other Real Estate (“ORE”) based on the latest appraised value, trends of similar property values within our market areas and our own observations and experience with similar properties. At least quarterly, valuations are reviewed to take into account the aging of the appraisals and the recent economic trends for the specific types of collateral.
A dedicated special assets group is assigned to evaluate potential nonperforming loans, to properly value nonperforming assets and to facilitate the timely disposition of these assets while minimizing losses.
Asset Liability Management
The Asset Liability Committee (“ALCO”) manages on an overall basis the mix of and terms related to our assets and liabilities. ALCO attempts to manage asset growth, liquidity, and capital in order to reduce interest rate risk and maximize income. ALCO directs our overall acquisition and allocation of funds and reviews and sets rates on deposits, loans, and fees.
Investment Portfolio Policy
Our investment portfolio policy is designed to maximize income consistent with liquidity, risk tolerance, collateral needs, asset quality, regulatory constraints, and asset liability objectives. The policy is reviewed at least annually by the Boards of Directors. The Boards of Directors are provided information on a regular basis concerning significant purchases and sales of investment securities, including resulting gains or losses. They are also provided information related to average maturity, Federal taxable equivalent yield, and appreciation or depreciation by investment categories. The Boards of Directors are responsible for the establishment, approval, implementation, and annual review of interest rate risk management strategies, comprehensive policies, procedures, and limits. Senior management is responsible for ensuring that board-approved strategies, policies, and procedures are appropriately executed through a robust interest rate risk measurement process and systems to assess exposures.
Supervision and Regulation
The following is a brief summary of supervision and regulation of FSC and the Bank as financial institutions and is not intended to be a complete discussion of all NASDAQ Stock Market, state or federal rules, statutes and regulations affecting their operations, or that apply generally to business corporations or NASDAQ listed companies. Changes in the rules, statutes and regulations applicable to each entity can affect the operating environment in substantial and unpredictable ways.
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
General
The current regulatory environment for financial institutions includes substantial enforcement activity by the federal and state banking agencies, the U.S. Department of Justice, the SEC, and other state and federal law enforcement agencies, reflecting an increase in activity over prior years. This environment entails significant increases in compliance requirements and associated costs.
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
A bank holding company may become a financial holding company under this statute only if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. A bank holding company that falls out of compliance with such requirement may be required to cease engaging in certain activities. Any bank holding company that does not elect to become a financial holding company remains subject to the bank holding company restrictions of the Act. We have no current plans to register as a financial holding company.
We must also register with and file periodic information with the GDBF. As part of such registration, the GDBF requires information with respect to the financial condition, operations, management and intercompany relationships of Fidelity and the Bank and related matters. The GDBF may also require such other information as is necessary to keep itself informed as to whether the provisions of Georgia law and the regulations and orders issued thereunder by the GDBF have been complied with, and the GDBF may examine Fidelity and the Bank. The Florida Office of Financial Regulation ("FOFR") does not examine or directly regulate out-of-state holding companies for banks that have a branch located in the State of Florida.
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
TARP Capital Purchase Program
On October 14, 2008, the Treasury announced the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (the “Program”) which was instituted pursuant to the Emergency Economic Stabilization Act of 2008 (“EESA”), to provide up to $700 billion to the Treasury to, among other things, take equity positions in financial institutions. The Program was intended to encourage U.S. Financial institutions to build capital and thereby increase the flow of financing to businesses and consumers.
On December 19, 2008, as part of the Program, we entered into a Letter Agreement (“Letter Agreement”) and a Securities Purchase Agreement – Standard Terms with the Treasury, pursuant to which we agreed to issue and sell, and the Treasury agreed to purchase (1) 48,200 shares (the “Preferred Shares”) of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and (2) a ten-year warrant (the “Warrant”) to purchase up to 2,612,973 shares of our common stock at an exercise price of $2.77 per share, adjusted for stock dividends, for an aggregate purchase price of $48.2 million in cash.
On June 27, 2012, the Treasury sold all of the Preferred Shares in a public offering as part of a modified Dutch auction process. We did not receive any proceeds from this auction; however, our operations are no longer limited by the TARP restrictions or regulations regarding executive compensation. In addition, certain terms set forth in the Letter Agreement only applied so long as Treasury held preferred shares and are no longer applicable.
On August 30, 2013, we used a portion of the proceeds of our public offering that closed on June 10, 2013 to redeem all $48.2 million of the Preferred Shares originally issued to the Treasury. The Warrant remains outstanding under the terms of the original purchase, as adjusted for stock dividends.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. The Dodd-Frank Act affects financial institutions in numerous ways, including the creation of a new Financial Stability Oversight Council responsible for monitoring and managing systemic risk, granting additional authority to the Federal Reserve to regulate certain types of non-bank financial companies, granting new authority to the FDIC as liquidator and receiver, abolishing the Office of Thrift Supervision, changing the manner in which insurance deposit assessments are made, requiring the regulators to modify capital standards, establishing a new Consumer Financial Protection Bureau ("CFPB") to regulate compliance with consumer laws and regulations, capping interchange fees which banks charge merchants for debit card transactions, and imposing new requirements on mortgage lenders. There are many provisions in the Dodd-Frank Act mandating regulators to adopt new regulations and conduct studies upon which future regulation may be based.
The CFPB recently issued a number of new regulations affecting the origination, administration, and servicing of mortgage loans that became effective in January 2014. These new regulations will increase our compliance costs over time, and could have unforeseen consequences as the new legislation and regulations are implemented. In addition, current litigation challenging the constitutionality of certain aspects of the CFPB could result in additional uncertainty and have unforeseen consequences over time.
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

FDIC Insurance Assessments
Deposits at our bank are insured up to applicable limits by the Deposit Insurance Fund of the FDIC ("DIF"). As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the GBDF. Our management is not aware of any practice, condition or violation that might lead to termination of the Bank's deposit insurance. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the DIF. The Dodd-Frank Act permanently raised the FDIC insurance coverage limit per depositor to $250,000.
In 2009, the FDIC increased the amount assessed from financial institutions by increasing its risk-based deposit insurance assessment scale. The assessment scale for 2010 ranged from seven basis points of assessable deposits for the strongest institutions to 77.5 basis points for the weakest. In 2009, the FDIC approved a rule that required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. At June 30, 2013, the Bank had a prepaid assessment balance of $4.5 million remaining which was subsequently refunded in 2013.
On February 7, 2011, the FDIC approved a final rule implementing changes to the deposit insurance assessment system mandated by the Dodd-Frank Act. The base on which deposit insurance assessments are charged was revised from one based on domestic deposits to one based on assets. The assessment rate schedule was also revised to a range of 5 to 35 basis points annually, and fully adjusted rates will range from 2.5 to 45 basis points annually. The overall impact of these changes has resulted in a reduction in the Bank’s FDIC insurance premiums. There were no changes to the FDIC assessment formula or rates during 2013.
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
In 2013, FSC paid $1.1 million in cash dividends. In addition, in 2013, FSC declared a quarterly stock dividend of one share for every 100, 120, 170, and 210 shares owned in the first, second, third, and fourth quarters, respectively. The Board of Directors for both the Bank and FSC will review on a quarterly basis whether to declare and pay dividends for the remainder of 2014, with the declared and paid dividend consistent with current regulatory limitations, earnings, capital requirements, and forecasts of future earnings.
Capital Adequacy
The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. Banks and bank holding companies are required to have (1) a minimum level of Total Capital (as defined) to risk-weighted assets of eight percent (8%); and (2) a minimum Tier 1 Capital (as defined) to risk-weighted assets of four percent (4%). In addition, the Federal Reserve and the FDIC have established a minimum three percent (3%) leverage ratio of Tier 1 Capital to quarterly average total assets for the most highly-rated banks and bank holding companies. “Tier 1 Capital” generally consists of common equity excluding unrecognized gains and losses on available for sale securities, plus minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock less certain intangibles. The Federal Reserve and the FDIC will require a bank holding company and a bank, respectively, to maintain a leverage ratio greater than four percent (4%) if either is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve. The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based capital ratio to assess the capital adequacy of banks and bank holding companies. The FDIC and the Federal Reserve consider interest rate risk in the overall determination of a bank’s capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk.
Section 38 of the Federal Deposit Insurance Act implemented the prompt corrective action provisions that Congress enacted as a part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “1991 Act”). The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) a “well capitalized” institution has a Total risk-based capital ratio of at least 10%, a Tier 1 risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an “adequately capitalized” institution has a Total risk-based capital ratio of at least 8%, a Tier 1 risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an “undercapitalized” institution has a Total risk-based capital ratio of under 8%, a Tier 1 risk-based ratio of under 4% or a leverage ratio of under 4%; (4) a “significantly undercapitalized” institution has a Total risk-based capital ratio of under 6%, a Tier 1 risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a “critically undercapitalized” institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The FDIC regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital. Regulators are also empowered to place in receivership or require the sale of a financial institution to another depository institution when its capital leverage ratio declines to 2%. Better capitalized institutions are generally subject to less onerous regulation and supervision than institutions with lesser amounts of capital.
To continue to conduct our business as currently conducted, we must maintain capital levels well above the minimum regulatory requirements. At December 31, 2013 and 2012, the Bank's capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents the Bank's capital ratios and the minimum regulatory requirements:

	Fidelity Bank		Minimum Regulatory Requirement
	December 31, 2013	December 31, 2012	Adequately Capitalized	Well Capitalized
Total risk-based capital ratio	13.39%	12.65%	8.00%	10.00%
Tier 1 risk-based capital ratio	11.68%	10.92%	4.00%	6.00%
Leverage capital ratio	10.14%	9.22%	4.00%	5.00%
The Company is not subject to the provisions of prompt corrective action. The Company's total risk-based capital ratio, tier 1 risk-based capital ratio, and leverage capital ratio were 13.96%, 12.71%, and 11.02% respectively at December 31, 2013. The Company's total risk-based capital ratio, tier 1 risk-based capital ratio, and leverage capital ratio were 13.43%, 12.06%, and 10.18%, respectively at December 31, 2012.
Public Offering
On June 10, 2013, we closed a $60.0 million public offering of our common stock at $12.00 per share and on June 18, 2013, the underwriters exercised their option of the allotment shares for an additional $9.0 million in capital. We used the net proceeds from this offering as follows: (i) on August 30, 2013, we redeemed the $48.2 million in shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, originally issued to the U.S. Department of the Treasury under TARP; and (ii) on September 8, 2013, we redeemed two series of our trust preferred securities with an aggregate outstanding principal amount of $20.5 million.
Basel III
In 2004, the Basel Committee on Banking Supervision ("BCBS") published a new capital accord (“Basel II”) to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk—an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. Basel II also sets capital requirements for operational risk and refines the existing capital requirements for market risk exposures.
The Dodd-Frank Act requires the Federal Reserve Board, the OCC and the FDIC to adopt regulations imposing a continuing “floor” of the Basel I-based capital requirements in cases where the Basel II-based capital requirements and any changes in capital regulations resulting from Basel III otherwise would permit lower requirements.
In December 2010, the BCBS released its final framework for strengthening international capital and liquidity regulation, now officially identified by the BCBS as “Basel III”. Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.
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
On July 2, 2013, the FRB approved the final rules implementing the BCBS's Basel III capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital we maintain. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments.
On July 9, 2013, the FDIC approved, as an interim final rule, the Basel III regulatory capital requirements for U.S. banks, following the actions of the FRB. The FDIC's rule is identical in substance to the final rules issued by the FRB.
The phase-in period for the final rules will become effective for us on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule. Management is currently evaluating the provisions of the final rules and how we expect them to impact us.

Commercial Real Estate
In December 2006, the federal banking agencies, including the FDIC, issued final guidance on concentrations in commercial real estate lending (the “Guidance”), noting that increases in banks’ commercial real estate concentrations could create safety and soundness concerns in the event of a significant economic downturn. The Guidance mandates certain minimal risk management practices and categorizes banks with defined levels of such concentrations as banks that may warrant elevated examiner scrutiny. The regulatory guideline defines a bank as having a concentration in commercial real estate if its portfolio of land, construction (both commercial and residential) and Acquisition and Development loans ("A&D loans) exceeds 100% of the Bank’s total risk based capital. Our ratio of A&D loans to total risk-based capital decreased from 44% at December 31, 2012, to 40% at December 31, 2013. The regulatory guideline for all real estate loans, except owner-occupied property as a percentage of capital is a maximum of 300%. Our ratio of all real estate loans, except owner-occupied property as a percentage of capital, decreased slightly from 134% at December 31, 2012, to 111% at December 31, 2013.
The Guidance does not formally prohibit a bank from exceeding either of these two thresholds. Rather, it defines the circumstances under which a bank will be declared to have a commercial real estate concentration. Further, the Guidance requires any such banks with commercial real estate concentrations to have heightened and sophisticated risk management systems in place to adequately manage the increased levels of risk. While management believes that our credit processes, procedures and systems continue to meet the risk management standards dictated by the Guidance and we continue to maintain our commercial real estate loan portfolio at a level below the concentration thresholds, regulatory authorities could effectively limit increases in the real estate concentrations in our loan portfolios or require additional credit administration and management costs associated therewith, or both.
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
Anti-Money Laundering Initiatives and the USA Patriot Act
A major focus of governmental policy on financial institutions in recent years has been aimed at combating terrorist financing. This has generally been accomplished by amending existing anti-money laundering laws and regulations. We are subject to the USA Patriot Act of 2001 (the “USA Patriot Act”) which imposes significant compliance and due diligence obligations, creating new crimes and penalties. The Treasury has issued a number of implementing regulations that apply to various requirements of the USA Patriot Act. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.
Future Legislation
Various legislation affecting financial institutions and the financial industry is from time to time introduced in Congress. Such legislation may change banking statutes and our operating environment in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or our results of operations. With the enactment of the Dodd-Frank Act and the creation of the Consumer Financial Protection Bureau, the nature and extent of future legislative and regulatory changes affecting financial institutions continues to be very unpredictable.
Competition
The banking business is highly competitive. We compete for traditional bank business with numerous other commercial banks and thrift institutions in our primary market area in Georgia for residential construction and development loans, SBA loans, residential mortgages, and indirect automobile loans. We also compete for loans with insurance companies, regulated small loan companies, credit unions, and certain governmental agencies. We compete with independent brokerage and investment companies, as well as state and national banks and their affiliates and other financial companies. Many of the companies with whom we compete have greater financial resources.
The indirect automobile financing and residential mortgage banking industries are also highly competitive. In the indirect automobile financing industry, we compete with specialty consumer finance companies, including automobile manufacturers’ captive finance companies, in addition to other financial institutions. The residential mortgage banking business competes with independent mortgage banking companies, state and national banks and their subsidiaries, as well as thrift institutions and insurance companies.
Employees and Executive Officers
As of December 31, 2013, we had 890 full-time equivalent employees. We are not a party to any collective bargaining agreement. We believe that our employee relations are good. We afford our employees a variety of competitive benefit programs including a retirement plan and group health, life and other insurance programs. We also support training and educational programs designed to ensure that employees have the types and levels of skills needed to perform at their best in their current positions and to help them prepare for positions of increased responsibility.
Executive Officers of the Registrant
Our executive officers, their ages, their positions with the Company at March 3, 2014, and the period during which they have served as executive officers, are as follows:

Name	Age	Since	Position
James B. Miller, Jr.	73	1979
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

H. Palmer Proctor, Jr.	46	1996
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

Stephen H. Brolly	51	2008
Principal Financial and Accounting Officer of Fidelity and Chief Financial Officer of Fidelity and Fidelity Bank since August 2008; Treasurer of Fidelity and Fidelity Bank from May 2006 through August 2008. Chief Financial Officer of LionMark Insurance Company since August 2008.

David Buchanan	56	1995
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
Risks Related to our Business
A significant portion of our loan portfolio is secured by real estate loans in the Atlanta, Georgia, metropolitan area and in eastern and northern Florida markets, and adverse changes in real estate market values in those areas may adversely affect our business.
Currently, our lending and other businesses are concentrated in the Atlanta, Georgia, metropolitan area and eastern and northern Florida. As of December 31, 2013, commercial real estate, real estate mortgage, and construction loans, accounted for approximately 50.0% of our total loan portfolio. Therefore, conditions in these markets will strongly affect the level of our nonperforming loans and our results of operations and financial condition. Real estate values and the demand for commercial and residential mortgages and construction loans are affected by, among other things, general and local economic conditions, changes in governmental regulation, monetary and fiscal policies, interest rates and weather. Declines in our real estate markets could adversely affect the demand for new real estate loans, and the value and liquidity of the collateral securing our existing loans. Adverse conditions in our markets could also reduce our growth rate, impair our ability to collect loans, and generally affect our financial condition and results of operations.
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
Certain expenses associated with the ownership of real estate, principally real estate taxes, insurance, and maintenance costs, may adversely affect the income received from the real estate, if any. The ability to mitigate the losses on defaulted loans depends upon the ability to promptly foreclose upon the collateral after an appropriate cure period. In some states, the large number of mortgage foreclosures that have occurred has resulted in significant delays in foreclosing. Any delay in the foreclosure process will adversely affect us by increasing the expenses related to carrying such real estate and exposes us to losses as a result of potential additional declines in the value of such collateral. As a result, the increased cost of owning and operating such real estate may exceed the rental income earned from the real estate (if any), we may have to advance additional funds to protect our investment or we may be required to dispose of the real estate at a loss.
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
The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the estimated charge-offs utilized in determining the sufficiency of the allowance for loan losses, we will need additional provisions to increase the allowance. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, regulatory capital, and may have a material adverse effect on our financial condition and results of operations. See “Allowance for Loan Losses” in Item 7-“Management's Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this report for further discussion related to our process for determining the appropriate level of the allowance for loan losses.
We may be unable to maintain and service relationships with automobile dealers and we are subject to their willingness and ability to provide high quality indirect automobile loans.
Our indirect automobile lending operation depends in large part upon the ability to maintain and service relationships with automobile dealers, the strength of new and used automobile sales, the loan rate and other incentives offered by other purchasers of indirect automobile loans or by the automobile manufacturers and their captive finance companies, and the continuing ability of the consumer to qualify for and make payments on high quality automobile loans. There can be no assurance we will be successful in maintaining such dealer relationships or increasing the number of dealers with which we do business, or that the existing dealer base will continue to generate a volume of finance contracts comparable to the volume historically generated by such dealers, which could have a material adverse effect on our financial condition and results of operations.
The earnings of financial services companies are significantly affected by general business and economic conditions.
Unlike larger national or regional banks that are more geographically diversified, our success depends primarily on the general economic conditions of the specific local markets in which we operate. Our operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include recession, short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U.S. economy and the local economies in which we operate, all of which are beyond our control. A deterioration in economic conditions could result in an increase in loan delinquencies and nonperforming assets, decreases in loan collateral values and a decrease in demand for our products and services, among other things, any of which could have a material adverse impact on our financial condition and results of operations.
The Federal Reserve has implemented significant economic strategies that have impacted interest rates, inflation, and the shape of the yield curve.
In recent years, the Federal Reserve has implemented a series of domestic monetary initiatives in response to economic conditions. Several of these have emphasized so-called quantitative easing strategies, the most recent of which currently is being slowly curtailed or “eased” on an indefinite timeframe. Other significant monetary strategies could be implemented in the future. Such strategies can, and often are intended to, affect the domestic money supply, inflation and interest rates, and the shape of the yield curve. Among other things, quantitative easing strategies are intended to create or maintain a low interest rate environment and to stimulate economic activity; easing would diminish that downward pressure on rates and diminish that stimulus effect. Risks associated with interest rates are discussed in this Item 1A under the caption “Fluctuations in interest rates could reduce our profitability and affect the value of our assets”. Such strategies also can affect the U.S. and world-wide financial systems in ways that may be difficult to predict.
Legislative and regulatory actions taken now or in the future may have a significant adverse effect on our operations.
Recent events in the financial services industry and, more generally, in the financial markets and the economy, have led to various changes in the regulation of the financial services industry. The Dodd-Frank Act made a number of material changes in banking regulations. The full impact of these changes remains to be seen. However, our compliance costs have increased as a result of the various new regulations and we anticipate our compliance costs will continue to increase as a result of new regulations. Changes arising from implementation of Dodd-Frank and any other new legislation may impact the profitability of our business activities, require we raise additional capital or change certain of our business practices, require us to divest certain business lines, materially affect our business model or affect retention of key personnel, and could expose us to additional costs, including increased compliance costs. These changes may also require us to invest significant management attention and resources to make any necessary changes, and could therefore also adversely affect our business and operations.
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
Like other financial institutions, our earnings and cash flows are subject to interest rate risk. A significant source of our income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. Over any defined period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice versa. In addition, the individual market interest rates underlying our loan and deposit products (e.g., prime versus competitive market deposit rates) may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, our earnings may be negatively affected. Also, the volume of nonperforming assets will negatively impact average yields if and as it increases. In addition, loan volume and quality and deposit volume and mix can be affected by market interest rates. As a result of the sustained low interest rate environment, an increasing percentage of our deposits are comprised of short-term certificates of deposit and other deposits yielding no or very low rates of interest. Changes in levels of market interest rates, including the current rate environment, could materially adversely affect our net interest spread, asset quality, origination volume and overall profitability. Income could also be adversely affected if the interest rates paid on deposits and other borrowings increase quicker than the interest rates received on loans and other investments during periods of rising interest rates.
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
We are subject to extensive supervision and regulation by Federal and state governmental agencies, including the FRB, the GDBF and the FDIC. Current and future legislation, regulations, and government policy could adversely affect us and the financial institution industry as a whole, including the cost of doing business. Although the impact of such legislation, regulations, and policies cannot be predicted, future changes may alter the structure of, and competitive relationships among, financial institutions and the cost of doing business, which could have a material adverse effect on our financial condition and results of operations.
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
We will become subject to more stringent capital requirements under the final Basel III rules.
In early July 2013, the Federal Reserve approved revisions to its capital adequacy guidelines and prompt corrective action rules that implement the Basel III regulatory capital reforms in the United States. As a result of Basel III will generally lead to higher capital requirements and more restrictive leverage and liquidity ratios than those requirements currently in place. Most banking organizations will be required to apply the new capital rules beginning on January 1, 2015. Compliance with these rules will impact our capital plans, affect returns on capital, and impose additional costs on us, of which the final impact which has not yet been determined.
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
As part of our strategic plan of steady, consistent growth, we may enter into new lines of business or begin offering new products or services to our customers.  There are risks and uncertainties associated with expansion into a new line of business, as well as any other new material product or service we may decide to offer in the future.  In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources.  Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of new lines of business.  If we do not successfully manage these risks in the development and implementation of these new lines of business and/or new products and services that we may decide to engage in, such failure could have a material adverse effect on our business, financial condition and results of operations.
We have recently requested authorization from the banking regulators to grant us trust powers. We have received approval from the FDIC to exercise these trust powers once granted by the GDBF. We are actively organizing the activities related to the investment management and wealth management functions of the trust department and plan to begin offering these services once we receive final regulatory approval from the GDBF.
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
The ultimate success of our past FDIC-assisted transactions, and any FDIC-assisted transactions in which we may participate in the future, will depend on a number of factors, including our ability to:

•	fully integrate the branches acquired into our operations;

•	limit the outflow of deposits held by our new customers in the acquired branches and to retain and manage interest-earning assets acquired in FDIC-assisted transactions;

•	generate new interest-earning assets in the geographic areas previously served by the acquired banks;

•	effectively compete in new markets in which we did not previously have a presence;

•	control the incremental noninterest expense from the acquired branches in a manner that enables us to maintain a favorable overall efficiency ratio;

•	retain and attract the appropriate personnel to staff the acquired branches;

•	earn acceptable levels of interest and noninterest income, including fee income, from the acquired branches; and

•	reasonably estimate cash flows for acquired loans to mitigate exposure greater than estimated losses at the acquisition date.
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
We are the beneficiary of loss share agreements with the FDIC that calls for the FDIC to fund a portion of our losses on loss share assets we acquired in connection with our FDIC-assisted transactions. To recover a portion of our losses and retain the loss share protection, we must comply with certain requirements imposed by the agreements. The requirements of the agreements relate primarily to our administration of the assets covered by the agreements, as well as our obtaining the consent of the FDIC to engage in certain corporate transactions that may be deemed under the agreements to constitute a transfer of the loss share benefits. When the consent of the FDIC is required under the loss share agreements, the FDIC may withhold its consent or may condition its consent on terms that we do not find acceptable. If the FDIC does not grant its consent to a transaction we would like to pursue, or conditions its consent on terms that we do not find acceptable, we may be unable to engage in a corporate transaction that might otherwise benefit our shareholders or we may elect to pursue such a transaction without obtaining the FDIC's consent, which could result in termination of our loss share agreements with the FDIC.
Changes in national and local economic conditions could lead to higher loan charge-offs and losses in connection with assets acquired in our past FDIC-assisted transactions and the loss sharing agreements with the FDIC may not cover all of those charge-offs and losses.

In connection with the acquisitions of assets in our past FDIC-assisted transactions, we acquired portfolios of loans and ORE. Although we have marked down the loan portfolios and ORE we acquired, the non-impaired loans we acquired may become impaired or may further deteriorate in value, resulting in additional charge-offs to our loan portfolio and ORE losses. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, may increase the level of charge-offs that we make to our loan portfolio and ORE losses and consequently reduce our capital. The fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition even if other favorable events occur.
Our loss sharing arrangements with the FDIC will not cover all of our losses on loans and ORE we acquired.
Although we have entered into loss share agreements with the FDIC that provide that the FDIC will bear a significant portion of losses related to specified loan portfolios and ORE that we acquired, we are not protected for all losses with respect to those specified loan portfolios and ORE. Additionally, the loss sharing agreements have limited terms. Therefore, the FDIC will not reimburse us for any charge-offs or related losses that we experience after the term of the loss share agreements expire, and any such charge-offs would negatively impact our net income. Moreover, the loss share provisions in the loss share agreements may be administered improperly, or the FDIC may interpret those provisions in a way differently than we do. In any of those events, our losses could increase.
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
We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Additionally, to the extent we rely on third party vendors to perform or assist operational functions, the challenge of managing the associated risks becomes more difficult. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.
Our online banking and other customer electronic information systems may experience a security breach, computer virus or disruption of service.
We provide our customers with the ability to bank online. The secure transmission of confidential information over the Internet is a critical element of online banking. We also deploy part or all of a number of our other core business applications and services under cloud computing arrangements using the Internet. While we use qualified third party vendors to test and audit our network and maintain an enterprise-wide information security program, our network could become vulnerable to unauthorized access, computer viruses, phishing schemes and other security problems. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could adversely affect its reputation and its ability to generate deposits. Any failures, interruptions or security breaches could result in damage to our reputation, a loss of customer business, increased regulatory scrutiny, or possible exposure to financial liability, any of which could have a material adverse effect on our financial condition and results of operations.
The operational functions of business counterparties may experience similar disruptions that could adversely impact us and over which we may have limited or no control.

In 2013, major U.S. retailers experienced data systems incursions reportedly resulting in the thefts of credit and debit card information, online account information, and other financial data of tens of millions of the retailers’ customers. Retailer incursions affect cards issued and deposit accounts maintained by many banks, including the Bank. Although our systems are not breached in retailer incursions, these events can cause us to reissue a significant number of cards and take other costly steps to avoid significant theft loss to the Bank and our customers. Other possible points of incursion or disruption not within our control include internet service providers, electronic mail portal providers, social media portals, distant-server (“cloud”) service providers, electronic data security providers, telecommunications companies, and smart phone manufacturers.
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
From time to time, customers and others make claims and take legal action pertaining to our performance of our responsibilities. Whether customer claims and legal action related to our performance of our responsibilities are founded or unfounded, or if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services, as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.
Negative public opinion could damage our reputation and adversely impact business and revenues.
The risk to our business, earnings and capital from negative public opinion regarding our reputation, our competitors, and the financial institutions industry in general, is inherent in our business. In addition, negative public opinion of third parties with whom we have important relationships may adversely impact our reputation. Negative public opinion may result from our actual or alleged conduct in any number of activities, including lending practices, the failure of a product or service to meet the clients' expectations or applicable regulatory requirements, corporate governance and acquisitions, or from actions taken by government regulators and community organizations in response to those activities. Actual or alleged conduct by one of the business lines may result in negative public opinion about the other business lines. Negative public opinion may adversely affect our ability to keep and attract clients and employees and may expose us to litigation and regulatory action. Although we take steps to minimize reputation risk in dealing with our clients and communities, this risk will always be present given the nature of our business.
Risks Related to our Common Stock
Our stock price can be volatile.
Stock price volatility may make it more difficult for shareholders to resell common stock when they want and at prices they find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	news reports relating to trends, concerns and other issues in the financial services industry;

•	actual or anticipated variations in quarterly results of operations;

•	recommendations by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	perceptions in the marketplace regarding us and/or our competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	changes in government laws and regulation; and

•	geopolitical conditions such as acts or threats of terrorism or military conflicts.
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
On December 19, 2008, we granted the U.S. Treasury a ten-year Warrant to purchase up to 2,612,973 shares of our common stock at a price of $2.79 per share, adjusted for stock dividends. While the Treasury auctioned the Preferred Shares in 2012, it did not sell the Warrant, and and while we redeemed the Preferred Shares in 2013, the Treasury continues to hold the Warrant. If the Treasury exercises the entire Warrant, it would result in a significant dilution to the ownership interest of our existing shareholders. Further, if the Treasury exercises the entire Warrant, it will become our second largest shareholder. The Treasury has agreed that it will not exercise voting power with regard to the shares that it acquires by exercising the Warrant. However, Treasury's abstention from voting may make it more difficult for us to obtain shareholder approval for those matters that require a majority of total shares outstanding, such as a business combination.
Provisions in our Bylaws and our Tax Benefits Preservation Plan may make it more difficult for another party to obtain control.
Our bylaws elect for the provisions of Article 11A of the Georgia Business Corporation Code (the “Business Combination Statute”) to apply to the Company. We have also adopted a Tax Benefits Preservation Plan. Our bylaws and Tax Benefits Preservation Plan could make it more difficult for a third party to acquire control of us or could have the effect of discouraging a third party from attempting to acquire control of us. These provisions could make it more difficult for a third party to acquire us even if an acquisition might be at a price attractive to some of our shareholders.
Issuing additional shares of our common stock to acquire other banks, bank holding companies, financial holding companies and/or insurance agencies may result in dilution for existing shareholders and may adversely affect the market price of our stock.
In connection with our growth strategy, we may issue, in the future, shares of our common stock to acquire additional banks, bank holding companies, financial holding companies, insurance agencies and/or other businesses related to the financial services industry that may complement our organizational structure. Resales of substantial amounts of common stock in the public market and the potential of such sales could adversely affect the prevailing market price of our common stock and impair our ability to raise additional capital through the sale of equity securities. We may be required to pay an acquisition premium above the fair market value of acquired assets for the acquisition of banks, bank holding companies, financial holding companies and insurance agencies. Paying this acquisition premium, in addition to the dilutive effect of issuing additional shares, may also adversely affect the prevailing market price of our common stock.
Our ability to declare and pay dividends is limited.
There can be no assurance of whether or when we may pay dividends in the future. Future dividends, if any, will be declared and paid at the discretion of our board of directors and will depend on a number of factors. Although our recent dividends have been paid out of excess cash at the holding company. Historically, the principal source of funds used by us to pay cash dividends has been dividends received from the Bank. The Bank’s asset quality, earnings performance, liquidity and capital requirements will be taken into account in addition to our liquidity and capital requirements.
Federal and state banking laws and regulations and state corporate laws restrict the amount of dividends Fidelity or the Bank may declare and pay. For example, under the regulations of the GDBF, dividends may not be declared out of the retained earnings of a state bank without first obtaining the written permission of the GDBF, unless such bank meets certain classified assets ratio, dividend payout and equity ratio.
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

The price of our common stock may fluctuate significantly, which may make it difficult for our shareholders to resell shares of our common stock at desired times or attractive prices.
Our stock price may fluctuate significantly as a result of a variety of factors, many of which are beyond our control. The market for our common stock historically has experienced and may continue to experience significant price and volume fluctuations similar to those experienced by the broader stock market in recent years. Generally, the fluctuations experienced by the broader stock market have affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. In addition, our announcements of our quarterly or annual financial results, changes in general conditions in the economy or the financial markets and other developments affecting us, our affiliates or our competitors could cause the market price of our common stock to fluctuate substantially. We expect that the market price of our common stock will continue to fluctuate and there can be no assurances about the levels of market prices for our common stock or that it will trade at prices at or above the price offered hereby.
Securities that we issue, including our common stock, are not FDIC insured.
Securities that we issue, including our common stock, are not savings or deposit accounts or other obligations of any bank and are not insured by the FDIC or any other governmental agency or instrumentality or any private insurer and are subject to investment risk, including the possible loss of your investment.
We may issue debt or equity securities or securities convertible into equity securities, any of which may be senior to our common stock as to distributions and in liquidation, which could negatively affect the value of our common stock.
In the future, we may attempt to increase our capital resources by entering into debt or debt-like financing that is unsecured or secured by all or up to all of our assets, or by issuing additional debt or equity securities, which could include issuances of secured or unsecured commercial paper, medium-term notes, senior notes, subordinated notes, preferred stock or securities convertible into or exchangeable for equity securities. In the event of our liquidation, our lenders and holders of our debt and preferred securities would receive a distribution of our available assets before distributions to the holders of our common stock. Because any decision to incur debt or issue securities in our future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings and debt financings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future.
Item 1B. Unresolved Staff Comments
None

Item 2.    Properties
We deliver our products and services through a network of offices located in eleven Southern states consisting of retail bank branches and loan production offices. We deliver administrative support functions through our executive offices and corporate operations center which are housed in leased office space in Atlanta, Georgia.
We generally consider the properties owned and leased throughout our footprint to be adequate. We are continuing to modernize, expand and, when necessary, replace facilities to support our strategic plan of steady, planned growth.

Item 3.    Legal Proceedings
We are a party to claims and lawsuits arising in the course of normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of December 31, 2013, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our results of operations or financial condition.

Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the NASDAQ Global Select Market under the symbol LION. The following table sets forth the high and low closing sale prices (adjusted for stock dividends) for our common stock for the calendar quarters indicated, as published by the NASDAQ stock market.
Market Price—Fidelity Southern Corporation Common Stock

Calendar Period	High (*)	Low (*)	Dividends Declared
Quarter ended March 31, 2013	$11.66	$9.17	$—
Quarter ended June 30, 2013	13.61	10.37	—
Quarter ended September 30, 2013	15.93	12.22	0.02
Quarter ended December 31, 2013	17.84	13.19	0.03

Quarter ended March 31, 2012	$6.63	$5.50	$—
Quarter ended June 30, 2012	8.77	6.32	—
Quarter ended September 30, 2012	9.74	8.04	—
Quarter ended December 31, 2012	10.22	8.48	—

(*) Adjusted for stock dividends
As of March 3, 2014, there were approximately 900 shareholders of record. In addition, shares of approximately 2,200 beneficial owners of our common stock were held by brokers, dealers, and their nominees.
Dividends
Stock dividends declared, by quarter, for the years ended December 31, 2013 and 2012 and 2011 were as follows:

	2013	2012	2011
First quarter stock dividend	1 for 100	1 for 60	1 for 200
Second quarter stock dividend	1 for 120	1 for 60	1 for 200
Third quarter stock dividend	1 for 170	1 for 60	None
Fourth quarter stock dividend	1 for 210	1 for 100	None
Future dividends will require a quarterly review of current and projected earnings for the remainder of 2014 in relation to capital requirements prior to the determination of the dividend, and be subject to regulatory restrictions under applicable law.
Cash dividends declared, by quarter, for the years ended December 31, 2013 and 2012 and 2011 were as follows:

	2013	2012	2011
First quarter cash dividend	$—	$—	$—
Second quarter cash dividend	—	—	—
Third Quarter cash dividend	0.02	—	0.01
Fourth Quarter cash dividend	0.03	—	0.01
For the Year	$0.05	$—	$0.02
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
See Note 15 to the consolidated financial statements in Item 8 for a further discussion of the restrictions on our ability to pay dividends.
Share Repurchases
We did not repurchase any securities during the fourth quarter of 2013.
Sale of Unregistered Securities
We have not sold any unregistered securities during the period.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table presents information as of December 31, 2013, with respect to shares of our common stock that may be issued under equity compensation plans. Our equity compensation plans consist of the stock options, restricted stock grants, and other awards as defined in the 2006 Equity Incentive Plan and the 401(k) tax qualified savings plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders(1)	544,998	$11.82	3,392,747
Equity Compensation Plans Not Approved by Shareholders(2)	—	—	—
Total	544,998	$11.82	3,392,747

(1) 2006 Equity Incentive Plan.
(2) Excludes shares issued under the 401(k) Plan.
Shareholder Return Performance Graph
The following graph compares the percentage change in the cumulative five-year shareholder return on our common stock (traded on the NASDAQ National Market under the symbol “LION”) with the cumulative total return on the NASDAQ Composite Index, and the SNL NASDAQ Bank Index.
Fidelity Southern Corporation
The graph assumes that the value invested in our common stock and in each of the two indices was $100 on December 31, 2008, and all dividends were reinvested.

	Period Ended December 31,
Index	2008	2009	2010	2011	2012	2013
Fidelity Southern Corporation	$100.00	$101.73	$201.22	$177.56	$296.01	$531.62
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
SNL Bank NASDAQ	100.00	81.12	95.71	84.92	101.22	145.48

Item 6.    Selected Financial Data
The following table contains selected consolidated financial data. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in Item 7 of this report and the consolidated financial statements and notes included in Item 8 of this report.

	Years Ended December 31,
($ in thousands, except per share data)	2013	2012	2011	2010	2009
INCOME STATEMENT DATA:
Interest income	$97,556	$97,562	$93,700	$95,284	$97,583
Interest expense	13,961	17,078	22,849	30,563	46,009
Net interest income	83,595	80,484	70,851	64,721	51,574
Provision for loan losses	5,440	13,420	20,325	17,125	28,800
Noninterest income, including securities gains	96,885	87,969	51,439	42,909	33,978
Securities gains, net	189	307	1,078	2,291	5,308
Noninterest expense	132,325	115,397	85,422	75,973	64,562
Net income (loss)	27,638	25,327	11,398	10,133	(3,855)
PERFORMANCE:
Earnings/(loss) per share - basic (1)	$1.35	$1.47	$0.60	$0.56	$(0.61)
Earnings/(loss) per share - diluted (1)	$1.21	$1.32	$0.54	$0.51	$(0.61)
Book value per Common Share (1)	$11.07	$9.57	$8.33	$7.76	$7.70
Dividends declared	$0.05	$—	$0.02	$—	$—
Dividend payout ratio	3.70%	—%	2.30%	—%	—%
Return on average assets	1.09%	1.08%	0.55%	0.54%	(0.21)%
Return on average shareholders’ equity	12.20%	14.19%	7.43%	7.50%	2.91%
Net interest margin	3.59%	3.77%	3.68%	3.66%	2.95%
END OF PERIOD BALANCE SHEET SUMMARY:
Total Assets	$2,564,168	$2,477,291	$2,234,795	$1,945,300	$1,851,520
Earning assets	2,343,871	2,290,057	2,039,501	1,797,398	1,744,134
Loans, excluding Loans Held-for-Sale	1,893,037	1,777,031	1,623,871	1,403,372	1,289,859
Total loans	2,080,403	2,081,125	1,757,720	1,613,270	1,421,090
Total deposits	2,202,452	2,068,011	1,871,516	1,613,248	1,550,725
Long term borrowings	56,393	67,527	120,027	142,257	117,527
Shareholders’ equity	236,230	192,888	167,280	140,511	129,685
DAILY AVERAGE BALANCE SHEET SUMMARY:
Total Assets	$2,543,145	$2,345,176	$2,063,169	$1,879,657	$1,858,874
Earning assets	2,343,871	2,148,428	1,933,771	1,776,563	1,759,893
Total loans	2,109,576	1,931,714	1,611,825	1,480,618	1,451,240
Total deposits	2,103,465	1,604,323	1,499,451	1,562,617	1,542,569
Long-term debt	56,393	67,527	125,828	129,102	133,623
Shareholders’ equity	226,457	178,517	153,312	135,132	132,613
ASSET QUALITY RATIOS:
Net charge-offs to average loans	0.38%	0.60%	1.38%	1.44%	2.44%
Net charge-offs to average loans excluding covered loans	0.39%	0.47%	1.39%	1.44%	2.44%
Allowance to period-end loans	1.78%	1.92%	1.72%	2.00%	2.33%
Nonperforming assets to total loans, ORE and repossessions	4.77%	6.78%	5.51%	6.01%	6.43%
Nonperforming assets to total loans, ORE and repossessions excluding covered transactions	3.60%	4.74%	5.28%	6.01%	6.43%
Allowance to nonperforming loans, ORE and repossessions	0.37x	0.27x	0.28x	0.29x	0.32 x
Allowance to nonperforming loans, ORE and repossessions excluding covered transactions	0.45x	0.42x	0.34x	0.29x	0.32 x
SELECTED RATIOS:
Loans to total deposits	85.95%	85.93%	86.77%	86.99%	83.18%
Average total loans to average earning assets	90.00%	89.91%	83.35%	83.34%	82.46%
Non-Interest Income to Revenue	49.83%	52.22%	35.44%	31.05%	25.83%
Leverage Ratio	10.14%	10.18%	9.83%	9.36%	9.03%
Tier 1 Risk-Based Capital	11.68%	12.06%	11.85%	10.87%	11.25%
Total Risk-Based Capital	13.43%	13.43%	13.70%	13.28%	13.98%
Average equity to average assets	8.90%	7.61%	7.43%	7.19%	7.13%

(1) Adjusted for stock dividends.

Consolidated financial data presented above reflects the impact of the FDIC-assisted transactions as of and for the periods following the date of each acquisition.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
CONSOLIDATED FINANCIAL REVIEW
The following management discussion and analysis addresses important factors affecting our results of operations and financial condition as of and for the periods indicated. The consolidated financial statements and accompanying notes should be read in conjunction with this review.
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
Our franchise primarily spans the metropolitan Atlanta market and also includes one branch office in Jacksonville, Florida. In addition, we conduct indirect automobile lending, residential mortgage lending and SBA lending activities in eleven Southern states. During 2013, we continued to expand our footprint with the opening of additional offices in our retail banking, mortgage lending, and indirect automobile lending divisions including the commencement of indirect automobile lending activities in Texas.
Our lending activities and the total of our nonperforming assets are significantly influenced by the local economic environments in the markets we serve. During 2012 and 2013, as the economic recession of 2007 to 2009 began to recede, we have organically grown our consumer installment, mortgage and commercial loan portfolios. Our loan portfolio is well diversified among consumer, business, and real estate.
We recorded net income for 2013 of $27.6 million compared to $25.3 million in 2012, an increase of $2.3 million, or 9.1%. Net income per basic and diluted share were $1.35 and $1.21, respectively for 2013 and $1.47 and $1.32, respectively, in 2012. The increase of $3.1 million, or 3.9%, in net interest income, increase in noninterest income of $8.9 million, or 10.1%, and decrease in provision expense of $8.0 million, or 59.5%, were the key factors impacting our improved financial condition and results of operations for 2013.
Our profitability, as with most financial institutions, is dependent upon net interest income, which is the difference between the interest we receive on interest-earning assets, such as loans and securities, and the interest we pay on interest-bearing liabilities, principally deposits and borrowings. Our net interest margin is affected by prevailing interest rates, nonperforming assets and competition among financial institutions for loans and deposits. During periods of economic slowdown, the lack of interest income from nonperforming assets and an additional provision for loan losses can greatly reduce our profitability.
For the last two years, approximately half of our profitability was derived from noninterest income sources, such as service charges on deposit accounts and fees on other services, income from indirect automobile, SBA and mortgage banking activities, gain on ORE sales and gain on acquisitions.
Beginning in 2014, we expect to realize $5.8 million in annual after-tax savings as a result of the redemption of $48.2 million of preferred shares outstanding and $20.5 million of trust preferred securities on August 30, 2013 and September 9, 2013, respectively. We used the majority of the net proceeds from our public offering which closed in June 2013 to fund these redemptions.
We continue to attract new customer relationships, and talented and experienced bankers to support our growth. The strong focus in 2014 will continue to be on credit quality, revenue growth, expense controls, and quality loan growth.
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
A formal review of the allowance for loan losses is prepared at least monthly to assess the probable credit risk inherent in the loan portfolio and to determine the adequacy of the allowance for loan losses. For purposes of the monthly management review, the loan portfolio is separated by loan type. The level of allowance required for each loan type is determined based upon historical charge-off experience and current economic trends. In addition to homogeneous pools of loans, every commercial, commercial real estate, SBA, and construction loan is assigned a risk rating using established credit policy guidelines. All nonperforming commercial, commercial real estate, SBA, and construction loans and loans deemed to have greater than normal risk characteristics are reviewed monthly by the Credit Review department to determine the level of additional allowance for loan losses, if any, required to be specifically assigned to these loans. See Note 7 to the accompanying consolidated financial statements for additional information regarding the determination of our allowance for loan losses.
Acquisition Accounting
We account for our acquisitions under the acquisition method of accounting. Generally accepted accounting principles require the use of fair values in determining the carrying values of assets and liabilities acquired in a business combination, as well as for specific disclosures. We recorded assets purchased and liabilities assumed in our FDIC-assisted acquisition at their fair values. The fair value of a loan portfolio and foreclosed property acquired in a business combination requires greater levels of management estimates and judgment than the remainder of assets or assumed liabilities. The credit risks inherent and evidenced in the FDIC-assisted transactions resulted in substantially all loans purchased in the transactions with a credit discount. On the date of acquisition, when the loans have evidence of credit deterioration since their origination and we believe it is probable that we will not collect all contractually required principal and interest payments, we refer to the difference between contractually required payments and the cash flows expected to be collected as the non-accretable discount. We must estimate expected cash flows at each reporting date. Subsequent decreases to the expected cash flows generally result in a provision for loan losses, net of the amount due from the FDIC under the applicable loss share agreement. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges and adjusted accretable discount, which will have a positive effect on interest income.
Because we record loans acquired in connection with the FDIC-assisted acquisitions at fair value, we recorded no allowance for loan losses related to the acquired covered loans on the acquisition date, given that the fair value of the loans acquired incorporates assumptions regarding credit risk. We recorded the acquired loans at fair value in accordance with the fair value methodology, exclusive of the loss share agreements with the FDIC. These fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of expected principal, interest and other cash flows.
FDIC Receivable for Loss Share Agreements
We entered into loss share agreements with the FDIC in conjunction with the FDIC-assisted transactions in which the FDIC has agreed to reimburse us for 80% of all losses incurred in connection with the portion of our loan and ORE assets covered under the loss share agreements. We estimated the amount that we will receive from the FDIC under the loss share agreements that will result from losses incurred as we dispose of covered loans and ORE assets, and we recorded the estimated fair value as a receivable from the FDIC. The FDIC receivable for loss share agreements is measured separately from the related covered assets because it is not contractually embedded in the assets and is not transferable if we sell the assets. We estimated the fair value of the FDIC receivable using the present value of cash flows related to the loss share agreements based on the expected reimbursements for losses and the applicable loss share percentages.
We review and update the fair value of the FDIC receivable prospectively as loss estimates related to covered loans and ORE assets change. Subsequent decreases in the amount expected to be collected from the covered assets result in a provision for loan losses, an increase in the allowance for loan losses, and a proportional adjustment to the FDIC receivable for the estimated amount to be reimbursed. Subsequent increases in the amount expected to be collected from the covered assets result in the reversal of any previously recorded provision for loan losses and related allowance for loan losses and adjustments to the FDIC receivable, or prospective adjustments to the accretable discount if no provision for loan losses had previously been recorded. Based on our due diligence review of our acquisitions, including estimates of the timing of cash flow receipts and the disposition of nonperforming assets, we were able to estimate the acquisition date fair value of the FDIC receivable. We discounted the receivable for the expected timing and receipt of these cash flows using a risk-free rate plus a premium for risk.

Deterioration in the credit quality of the covered loans and ORE assets (recorded as an adjustment to the allowance for loan losses) immediately increases the basis of the loss share agreements, with the net offset recorded through the consolidated statements of operations. Increases in the credit quality or cash flows of the covered loans and ORE assets (reflected as an adjustment to the discount and accreted into income over the remaining life of the covered loans and ORE assets) decrease the basis of the loss share agreements. Any amortization of the FDIC receivable is recorded as an expense over the estimated life of the receivable or the remaining life of the underlying assets, whichever is shorter. Fair value accounting incorporates into the fair value of the FDIC receivable an element of the time value of money, which is accreted back into income over the life of the loss share agreements. The ultimate realization of the FDIC receivable depends on the performance of the underlying covered assets, the passage of time and claims paid by the FDIC.
Other Real Estate ("ORE")
ORE, consisting of properties obtained through foreclosure or through a deed in lieu of foreclosure in satisfaction of loans, is reported at fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. Management also considers other factors, including changed economic conditions since the last appraisal, changes in absorption rates, stale appraisals or imprecision and subjectivity of the appraisal process, length of time the property has been on the market and anticipated sales values, which have resulted in adjustments to the collateral value estimates indicated in certain appraisals. At the time of foreclosure or initial possession of collateral, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses for loans net of amounts covered under loss share agreements with the FDIC. After the transfer of ORE, the fair value, less estimated selling costs becomes the new cost basis for the ORE. Subsequent declines in the fair value of ORE net of amounts covered under loss share agreements with the FDIC, below the new cost basis are recognized by a charge to income.
Significant judgments and complex estimates are required in estimating the fair value of ORE and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. In response to market conditions and other economic factors, management may utilize liquidation sales as part of its problem asset disposition strategy. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of ORE. Management reviews the value of ORE on at least a quarterly basis and adjusts the values as appropriate through the use of a valuation allowance. Generally, a new appraisal is received annually on each ORE property. Any subsequent adjustments to reflect changes in fair value and selling costs are recorded as component of other noninterest expense or a reduction of any existing valuation allowance on a property by property basis, but not below zero. Revenue from ORE operations as well as gains or losses on sales are recorded as component of non interest income, net of amounts due to/from the FDIC on ORE covered under loss share agreements with the FDIC. Expenses from ORE operations are recoded as a component of non-interest expense, net of amounts due from the FDIC on ORE covered under loss share agreements with the FDIC.
Capitalized Servicing Assets and Liabilities
We sell indirect automobile loan pools, residential mortgages and SBA loans with servicing retained. When the contractually specific servicing fees on loans sold with servicing retained are expected to be more than adequate compensation to a servicer for performing the servicing, a capitalized servicing asset is recognized. When the expected costs to a servicer for performing loan servicing are not expected to adequately compensate a servicer, a capitalized servicing liability is recognized. Servicing assets and servicing liabilities are amortized over the expected lives of the serviced loans utilizing the interest method. Management makes certain estimates and assumptions related to costs to service varying types of loans and pools of loans, the projected lives of loans and pools of loans sold with servicing retained, and discount factors used in calculating the present values of servicing fees projected to be received.
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
Loan Related Revenue Recognition
Loans held for investment (excluding loans acquired in the FDIC-assisted transactions) are reported at principal amounts outstanding, net of deferred fees and costs. Interest income and ancillary fees from loans are a primary source of revenue. Interest income is recognized in a manner that results in a level yield on principal amounts outstanding. Rate related loan fee income, loan origination, and commitment fees, and certain direct origination costs are deferred and amortized as an adjustment of the yield over the contractual lives of the related loans, taking into consideration assumed prepayments. The accrual of interest is discontinued when, in management’s judgment, it is determined that the collectability of interest or principal is doubtful.

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
Income Taxes
We file a consolidated Federal income tax return, as well as tax returns in several states. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. The net deferred tax assets is reviewed at each reporting period to assess the probability of realization of benefits in future periods and whether valuation allowances are appropriate. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded in situations where it is "more likely than not" that a deferred tax asset is not realizable. Management has reviewed all evidence, both positive and negative, and concluded that a valuation allowance against the net deferred tax asset is not needed at December 31, 2013. The calculation of the income tax provision is complex and requires the use of judgments and estimates in its determination.
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
The primary financial instruments we carry at fair value are investment securities, interest rate lock commitments on residential mortgage loans (“IRLCs”), derivative instruments, loans held-for-sale including residential mortgage loans, SBA loans and indirect automobile loans. We also carry our impaired loans, foreclosed assets and capitalized servicing rights on SBA and residential mortgage loans at fair value.
Investment securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. For these securities, we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. The investments in our portfolio are generally not quoted on an exchange but are actively traded in the secondary institutional markets.
We classify IRLCs on a gross basis within other liabilities or other assets. The fair value of these commitments, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on both our historical data and the current interest rate environment and reflect our best estimate of the likelihood that a commitment will ultimately result in a closed loan. The loan servicing value is also included in the fair value of the IRLCs.
Derivative instruments are primarily transacted in the secondary mortgage and institutional dealer markets and priced with observable market assumptions at a mid-market valuation point, with appropriate valuation adjustments for liquidity and credit risk. For purposes of valuation adjustments to our derivative positions, we evaluate liquidity premiums that may be demanded by market participants, as well as the credit risk of our counterparties and our own credit.
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
The fair value of residential mortgage loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, we classify these loans as Level 2.
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
Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified as a Level 3 in the fair value hierarchy. Collateral may include real estate or business assets, including equipment, inventory and accounts receivable. The value of real estate collateral is determined based on an appraisal by qualified licensed appraisers. If significant, the value of business equipment is based on an appraisal by qualified licensed appraisers; otherwise, the equipment’s net book value on the business’ financial statements is the basis for the value of business equipment. Inventory and accounts receivable collateral are valued based on independent field examiner review or aging reports. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business. Impaired loans are evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.
Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the foreclosed asset as nonrecurring Level 3. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business.
Capitalized servicing rights on SBA and residential mortgage loans are initially recorded at fair value when the underlying loans are sold with servicing retained. These assets are then amortized in proportion to and over the period of estimated net servicing income. On a monthly basis, these servicing assets are assessed for impairment based on fair value. Management determines fair value by stratifying the servicing portfolio into homogeneous subsets with unique behavior characteristics, converting those characteristics into income and expense streams, adjusting those streams for prepayments, present valuing the adjusted streams, and combining the present values into a total. If the cost basis of any loan stratification tranche is higher than the present value of the tranche, an impairment is recorded.
Results of Operations - 2013 Compared to 2012
Net Income
Our net income for the year ended December 31, 2013, was $27.6 million or $1.35 and $1.21 basic and fully diluted earnings per share, respectively. Net income for the year ended December 31, 2012, was $25.3 million or $1.47 and $1.32 basic and fully diluted earnings per share, respectively. The $2.3 million increase in net income in 2013 compared to 2012 was due primarily to an increase in noninterest income of $8.9 million, a decrease in provision expense of $8.0 million, and a decrease in interest expense of $3.1 million. Partially offsetting these items was an increase in noninterest expense of $16.9 million. Details of the changes in the various components of net income are discussed below.
Net Interest Income/Margin
Taxable-equivalent net interest income was $84.1 million in 2013 compared to $81.0 million in 2012, an increase of $3.2 million, or 3.9%. Average interest-earning assets in 2013 increased $195.4 million to $2.344 billion, a 9.1% increase when compared to 2012. Average interest-bearing liabilities increased $64.4 million to $1.876 billion, a 3.6% increase. The net interest margin decreased by 18 basis points to 3.59% in 2013 when compared to 2012. The primary components of the net interest margin are described below.
Taxable-equivalent interest income was flat for 2013 at $98.0 million as compared to 2012's result. Although the yield on interest-earning assets in 2013 reflected a 38 basis point decrease as compared to 2012, the resulting decrease in interest income was offset by the additional interest income earned during 2013 on the net growth of $195.4 million, or 9.1%, in average interest-earning assets, primarily in our loan portfolio. The average balance of loans outstanding in 2013 increased $177.9 million, or 9.2%, to $2.1 billion when compared to 2012 due to the increased number of loan originations and market expansion, net of loan payoffs and problem loan resolutions. However, consistent with changes in market interest rates, the yield on average loans outstanding for 2013 decreased 35 basis points to 4.4% when compared to 2012, primarily in the indirect automobile component of the consumer loan portfolio. During 2013, the average balance of investment securities decreased $29.9 million as investments that were called or matured and principal cash flows from existing investments were largely invested into loans or used to pay off borrowings and not reinvested into investments. Average interest-bearing deposits held at correspondent banks increased $46.8 million to $62.4 million to fund loan growth throughout 2013.
Interest expense in 2013 decreased $3.1 million, or 18.3%, to $14.0 million, primarily as the result of a 20 basis point decrease in the cost of interest-bearing liabilities, net of a $64.4 million, or 3.6%, increase in average interest-bearing liability balances. The increase in average interest-bearing liabilities for 2013 was primarily used to fund growth in the residential mortgage loans held-for-sale portfolio at various times throughout the year. The reduction in the cost of interest bearing deposits is due to management's strategy of focusing on lower cost core deposits. Average total interest-bearing deposits increased $81.5 million, or 5.1%, to $1.7 billion during 2013 compared to 2012, while average borrowings decreased $17.0 million, or 8.2%, to $190.0 million. The increase in average total interest-bearing deposits was primarily due to an increase of $67.2 million in interest-bearing money market and NOW deposits.
The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income from earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) net interest spread; and (v) net interest margin. The average balances are principally daily averages, and, for loans, include both performing and non-performing balances. Interest income on loans includes the effects of discount accretion on PCI loans acquired in the FDIC-assisted transactions and net deferred loan origination costs accounted for as yield adjustments.

Average Balances, Interest and Yields

	For the Years Ended December 31,
	2013			2012			2011
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
($ in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income:
Taxable	$2,101,913	$93,184	4.43%	$1,926,904	$92,347	4.79%	$1,606,783	$86,497	5.38%
Tax-exempt (1)	7,662	383	5.00	4,810	207	4.36	5,042	308	6.14
Total loans	2,109,575	93,567	4.44	1,931,714	92,554	4.79	1,611,825	86,805	5.38
Investment securities:
Taxable	154,108	3,350	2.17	181,489	4,255	2.34	215,719	6,227	2.89
Tax-exempt (2)	16,157	1,016	6.29	18,719	1,200	6.41	13,103	829	6.33
Total investment securities	170,265	4,366	2.56	200,208	5,455	2.73	228,822	7,056	3.09
Interest-bearing deposits	62,411	113	0.18	15,583	33	0.21	92,174	225	0.24
Federal funds sold	1,620	1	0.06	923	—	0.06	950	—	0.06
Total interest-earning assets	2,343,871	98,047	4.18%	2,148,428	98,042	4.56%	1,933,771	94,086	4.87%
Noninterest-earning assets:
Cash and due from banks	15,505			24,862			23,769
Allowance for loan losses	(33,512)			(28,699)			(28,724)
Premises and equipment	40,830			33,982			22,253
Other real estate	37,469			37,172			24,754
Other assets	138,982			129,431			87,346
Total assets	$2,543,145			$2,345,176			$2,063,169
Liabilities and shareholders'
equity
Interest-bearing liabilities:
Demand deposits	$648,734	$1,806	0.28%	$581,577	$1,610	0.28%	$439,243	$2,334	0.53%
Savings deposits	317,845	1,319	0.41	342,806	1,169	0.34	407,865	3,183	0.78
Time deposits	719,205	7,293	1.01	679,940	8,294	1.22	652,343	10,792	1.65
Total interest-bearing deposits	1,685,784	10,418	0.62	1,604,323	11,073	0.69	1,499,451	16,309	1.09
Federal funds purchased	23,071	174	0.75	29,003	228	0.79	36	—	1.06
Securities sold under agreements
to repurchase	15,470	21	0.14	13,007	28	0.22	19,335	210	1.09
Other short-term borrowings	82,446	582	0.71	78,769	1,050	1.33	18,680	475	2.54
Subordinated debt	60,926	2,733	4.49	67,527	4,242	6.28	67,527	4,494	6.66
Long-term debt	8,082	33	0.41	18,729	457	2.44	58,301	1,361	2.33
Total interest-bearing liabilities	1,875,779	13,961	0.74%	1,811,358	17,078	0.94%	1,663,330	22,849	1.37%
Noninterest-bearing liabilities and
shareholders' equity:
Demand deposits	417,681			329,150			219,377
Other liabilities	23,228			26,151			27,150
Shareholders’ equity	226,457			178,517			153,312
Total liabilities and
shareholders' equity	$2,543,145			$2,345,176			$2,063,169
Net interest income/spread		$84,086	3.44%		$80,964	3.62%		$71,237	3.50%
Net interest rate margin			3.59%			3.77%			3.68%

(1) Interest income includes the effects of taxable-equivalent adjustments for 2013, 2012, and 2011 of $135,000, $69,000, and $107,000, respectively.
(2) Interest income includes the effects of taxable-equivalent adjustments for 2013, 2012, and 2011 of $356,000, $411,000, and $279,000, respectively.

Rate/Volume Analysis

	2013 Compared to 2012 Variance Attributed to(1)			2012 Compared to 2011 Variance Attributed to(1)
(in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Net Loans:
Taxable	$8,043	$(7,206)	$837	$16,007	$(10,157)	$5,850
Tax exempt(2)	138	38	176	(14)	(87)	(101)
Investment Securities:
Taxable	(610)	(295)	(905)	(903)	(1,069)	(1,972)
Tax exempt(2)	(161)	(23)	(184)	360	11	371
Federal funds sold	—	1	1	—	—	—
Interest-bearing deposits	85	(5)	80	(164)	(28)	(192)
Total interest-earning assets	$7,495	$(7,490)	$5	$15,286	$(11,330)	$3,956
Interest-Bearing Deposits:
Demand	$186	$10	$196	$610	$(1,334)	$(724)
Savings	(90)	240	150	(445)	(1,569)	(2,014)
Time	459	(1,460)	(1,001)	440	(2,938)	(2,498)
Total interest-bearing deposits	555	(1,210)	(655)	605	(5,841)	(5,236)
Federal funds purchased	(45)	(9)	(54)	228	—	228
Securities sold under agreements
to repurchase	5	(12)	(7)	(53)	(129)	(182)
Other short-term borrowings	48	(516)	(468)	901	(326)	575
Subordinated debt	(384)	(1,125)	(1,509)	—	(252)	(252)
Long-term debt	(172)	(252)	(424)	(964)	60	(904)
Total interest-bearing liabilities	$7	$(3,124)	$(3,117)	$717	$(6,488)	$(5,771)
(1) The change in interest due to both rate and volume has been allocated to the components in proportion to the relationship of the dollar amounts of the change.
(2) Reflects fully taxable equivalent adjustments using a Federal tax rate of 35%.
Provision for Loan Losses
Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries, net of amounts due from the FDIC under the loss sharing agreements for our FDIC-assisted transactions.
The provision for loan losses was $5.4 million in 2013, $13.4 million in 2012, and $20.3 million in 2011. Net charge-offs were $6.9 million in 2013, compared to $10.4 million in 2012, and $20.5 million in 2011. The decrease in the provision in 2013, compared to 2012 was primarily due to improved credit quality in the loan portfolio and a decrease in net charge-offs. Average nonperforming assets were $75.9 million for the year ended December 31, 2013, compared to $88.8 million for the same period in 2012, a decrease of $12.9 million or 14.6%.
The allowance for loan losses as a percentage of loans outstanding at the end of 2013, 2012, and 2011 was 1.78%, 1.92% and 1.72%, respectively. Excluding the amounts related to covered loans, the allowance for loan losses as a percentage of loans was 1.84% at December 31, 2013.
For additional information on asset quality, refer to the following discussions regarding loans, credit quality, nonperforming assets, and the allowance for loan losses.

Analysis of the Allowance for Loan Losses

The following table outlines the changes in our allowance for losses during the five-year period ended December 31, 2013.

	December 31,
($ in thousands)	2013	2012	2011	2010	2009
Balance at beginning of year	$33,982	$27,956	$28,082	$30,072	$33,691
Charge-offs:
Commercial, financial and agricultural	3,820	1,080	2,090	1,264	1,045
Real estate-construction	303	3,476	13,494	11,274	20,217
Real estate-mortgage	634	653	804	656	416
Consumer installment	4,993	4,410	5,638	7,086	11,622
Covered	300	2,630	—	—	—
Noncovered	30	77	—	—	—
Total charge-offs	10,080	12,326	22,026	20,280	33,300
Recoveries:
Commercial, financial and agricultural	425	61	86	28	40
Real estate-construction	682	678	596	361	77
Real estate-mortgage	106	21	44	8	19
Consumer installment	1,757	1,193	849	768	745
Covered	195	—	—	—	—
Noncovered	—	—	—	—	—
Total recoveries	3,165	1,953	1,575	1,165	881
Net charge-offs	6,915	10,373	20,451	19,115	32,419
Provision for loan losses	5,440	13,420	20,325	17,125	28,800
Increase in FDIC Receivable	1,177	2,979	—	—	—
Balance at end of year	$33,684	$33,982	$27,956	$28,082	$30,072
Allowance for loan losses as a percentage of loans	1.78%	1.92%	1.72%	2.00%	2.33%
Allowance for loan losses as a percentage of loans,
excluding covered loans	1.84%	1.88%	1.81%	—%	—%
Ratio of net charge-offs during period to average
loans outstanding, net	0.38%	0.60%	1.38%	1.44%	2.44%
Net charge-offs on real estate construction loans decreased by $3.2 million during the year ended December 31, 2013 to a net recovery in 2013 of $379,000, compared to net charge-offs of $2.8 million in 2012. Net charge-offs on real estate construction loans improved during 2013 as a result of continued improvement in the market for residential housing construction.
Commercial net charge-offs increased $2.4 million during the year ended December 31, 2013 from $3.4 million in 2013 as compared to $1.0 million in 2012. This increase was primarily the result of a few large loan charge-offs in 2013.
The allowance for loan losses as a percentage of loans has decreased over the five-year period ended December 31, 2013 from 2.33% at December 31, 2009 to 1.78% at December 31, 2013. This decrease represents the continued improvement in credit quality in the loan portfolio during this period of time as evidenced by the improvement in the ratio of net charge-offs to average loans outstanding presented in the table above from 2.44% to 0.38% over this period of time.
Noninterest Income
The categories of noninterest income, and the dollar and percentage change between the years ended December 31, 2013 and 2012, are as follows:

	For the Year Ended December 31,		$	%
($ in thousands)	2013	2012	Change	Change
Service charges on deposit accounts	$4,163	$4,694	$(531)	(11.3)%
Other fees and charges	3,871	3,360	511	15.2
Mortgage banking activities	66,560	56,332	10,228	18.2
Indirect lending activities	9,040	6,414	2,626	40.9
SBA lending activities	3,640	4,944	(1,304)	(26.4)
Bank owned life insurance	1,273	1,307	(34)	(2.6)
Securities gains	189	307	(118)	(38.4)
Other	8,149	10,611	(2,462)	(23.2)
Total noninterest income	$96,885	$87,969	$8,916	10.1%

Noninterest income for 2013 was $96.9 million compared to $88.0 million in 2012, a 10.1% increase. This increase was primarily due to an increase in revenues from mortgage banking and indirect lending activities, partially offset by decreases in SBA lending and other noninterest income, as described below.
Mortgage banking revenues increased $10.2 million to $66.6 million in 2013, compared to $56.3 million in 2012, an increase of 18.2%. The increase was due to an increase of $219.4 million in funded loan volume over 2012 as well as we expanded our residential mortgage lending activities into the state of Maryland and the opening of additional offices in Alabama and Georgia.
Noninterest income from indirect lending activities increased to $9.0 million in 2013, compared to $6.4 million in 2012, an increase of 40.9%, primarily due to the increased production and indirect loans sold with servicing retained. As a result, the associated servicing fee income from the indirect servicing portfolio increased $910,000 to $2.3 million for the year ended December 31, 2013. Also, gain on sales of indirect loans increased by $2.1 million during 2013 to $5.4 million for the year ended December 31, 2013.
Income from SBA lending activities, including gains from the sale of SBA loans and ancillary fees on SBA loans sold with servicing retained, totaled $3.6 million for the year ended December 31, 2013 as compared to $4.9 million for the year ended December 31, 2012, a decrease of 26.4% or $1.3 million. The decrease occurred primarily due to the impairment to SBA loans servicing rights assets of $1.9 million recorded during 2013 as compared to $126,000 in 2012. The impairment was recorded due to changes in the assumptions used to measure the fair value of SBA servicing rights as of December 31, 2013 including an increase in the prepayment speed for 2013 as compared to 2012, an increase in the rate used to discount the future cash flows from the underlying loans serviced and a decrease in the approximate weighted average servicing fee of 5 basis points for 2013 compared to 2012.
Other noninterest income decreased by $2.5 million during 2013 to $8.1 million for the year ended December 31, 2013, primarily due to a $4.2 million gain recorded during 2012 on the FDIC-assisted acquisition which did not recur during 2013. This decrease was partially offset by an increase in the gain on sale of ORE of $1.4 million during 2013 to $4.9 million for the year ended December 31, 2013 as compared to $3.5 million recorded for the year ended December 31, 2012.

Noninterest Expense
The categories of noninterest expense, and the dollar and percentage change between the years ended December 31, 2013 and 2012 are as follows:

	For the Year Ended December 31,		$	%
($ in thousands)	2013	2012	Change	Change
Salaries and employee benefits	$57,645	$47,832	$9,813	20.5%
Commissions	24,676	21,817	2,859	13.1
Net occupancy	10,342	9,253	1,089	11.8
Communication	3,175	2,646	529	20.0
Other	36,487	33,849	2,638	7.8
Total noninterest expense	$132,325	$115,397	$16,928	14.7%
Noninterest expense during 2013 increased $16.9 million, or 14.7%, to $132.3 million when compared to 2012, primarily due to increases in salaries and employee benefits and commissions related to growth in the mortgage division, increases in communication expenses and other operating expenses, including increases in professional and other services.
Salaries and benefits expense increased $9.8 million, or 20.5%, in 2013, compared to 2012. The increase was primarily due to the higher salaries associated with the net addition of 116 full-time equivalent employees during 2013, primarily in the mortgage division and associated administrative support functions.
Commissions increased by $2.9 million, or 13.1% for the year ended December 31, 2013 to $24.7 million as compared to $21.8 million for the year ended December 31, 2012. This increase occurred primarily as a result of the increase in production in the mortgage division during 2013 as the commissions are a variable expense that is calculated as a percentage of the loan production in the division.
Communication and net occupancy expenses increased by $1.6 million for the year ended December 31, 2013 to $13.5 million as compared to $11.9 million for the year ended December 31, 2012. The increases in these expense categories occurred due to the opening of additional offices in the retail banking and mortgage lending divisions during 2013.
Other operating expenses were $36.5 million for the year ended December 31, 2013, a $2.6 million, or 7.8%, increase compared to $33.8 million for the year ended December 31, 2012 as a result of higher loan-related expenses due to increases during 2013 in mortgage lending activity and in the balance of the portfolio of loans serviced sold with servicing retained.

Income Tax Expense
The provision for income taxes expense for 2013 and 2012 was $15.1 million and $14.3 million, respectively, with effective tax rates of 35.3% and 36.1%, respectively.
Results of Operations - 2012 Compared to 2011
Net Income
Our net income for the year ended December 31, 2012, was $25.3 million or $1.47 and $1.32 basic and fully diluted earnings per share, respectively. Net income for the year ended December 31, 2011, was $11.4 million or $0.60 and $0.54 basic and fully diluted earnings per share, respectively. The $13.9 million increase in net income in 2012 compared to 2011 was due primarily to a $36.5 million increase in total noninterest income, largely attributable to mortgage banking activities; somewhat offset by higher noninterest expense led by salaries and benefits expense, and an increase in income tax expense. Additionally, there was a $5.8 million decrease in interest expense, as a result of our improved deposit mix and lower cost of deposits and a decrease in provision expense of $6.9 million due to improved credit quality in the loan portfolio. Details of the changes in the various components of net income are further discussed below.
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
The Taxable-equivalent interest income increased $3.9 million, or 4.2%, to $98.0 million during 2012 compared with 2011 as the result of a 31 basis point decrease in the yield on interest-earning assets more than offset by the net growth of $214.7 million, or 11.1%, in average interest-earning assets. The average balance of loans outstanding in 2012 increased $319.9 million, or 19.8%, to $1.932 billion when compared to 2011 due to the increased number of loan originations and market expansion. The yield on average loans outstanding decreased 59 basis points to 4.8% when compared to 2011, in large part due to decreasing yields on the consumer loan portfolio, consisting primarily of indirect automobile loans. The decrease in yield was due to changes in market interest rates. The average balance of investment securities decreased $28.6 million during the year as investments that were called or matured and principal cash flows from existing investments were largely not reinvested. Average interest-bearing deposits deposits held at correspondent banks decreased $76.6 million to $15.6 million to fund loan growth throughout the majority of 2012.
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
Provision for Loan Losses
The provision for loan losses was $13.4 million in 2012, $20.3 million in 2011, and $17.1 million in 2010. Net charge-offs were $10.4 million in 2012, compared to $20.5 million in 2011, and $19.1 million in 2010. The decrease in the provision in 2012, compared to 2011 was primarily due to improved credit quality in the loan portfolio and a decrease in net charge-offs. Average nonperforming assets were $88.8 million for the year ended December 31, 2012, compared to $90.4 million for the same period in 2011, a decrease of $1.6 million or 1.78%.
The allowance for loan losses as a percentage of loans outstanding at the end of 2012, 2011, and 2010 was 1.92%, 1.72% and 2.00%, respectively. Excluding covered loans, the allowance for loan losses as a percentage of loans was 1.88% at December 31, 2012. For additional information on asset quality, refer to the discussions regarding loans, credit quality, nonperforming assets, and the allowance for loan losses.

Noninterest Income
The categories of noninterest income, and the dollar and percentage change between the years ended December 31, 2012 and 2011, are as follows:

	For the Year Ended December 31,		$	%
($ in thousands)	2012	2011	Change	Change
Service charges on deposit accounts	$4,694	$4,143	$551	13.3%
Other fees and charges	3,360	2,613	747	28.6
Mortgage banking activities	56,332	24,663	31,669	128.4
Indirect lending activities	6,414	5,891	523	8.9
SBA lending activities	4,944	8,463	(3,519)	(41.6)
Bank owned life insurance	1,307	1,315	(8)	(0.6)
Securities gains	307	1,078	(771)	(71.5)
Other noninterest income:	10,611	3,273	7,338	222.6
Total noninterest income	$87,969	$51,439	$36,530	71.0%
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
Noninterest Expense
The categories of noninterest expense, and the dollar and percentage change between the years ended December 31, 2012 and 2011, are as follows:

	For the Year Ended December 31,		$	%
($ in thousands)	2012	2011	Change	Change
Salaries and employee benefits	$69,649	$47,525	$22,124	46.6%
Furniture and equipment	4,049	3,075	974	31.7
Net occupancy	5,204	4,504	700	15.5
Communication	2,646	2,158	488	22.6
Professional and other services	8,257	5,690	2,567	45.1
Cost of operation of other real estate	8,777	7,896	881	11.2
FDIC insurance premiums	1,917	2,581	(664)	(25.7)
Other noninterest expense:	14,898	11,993	2,905	24.2
Total noninterest expense	$115,397	$85,422	$29,975	35.1%
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
Income Tax Expense
The provision for income taxes expense for 2012 and 2011 was $14.3 million and $5.1 million, respectively, with effective tax rates of 36.1% and 31.1%, respectively. The primary reason for the increase in the effective tax rate for 2012 is an increase in amount of state income tax expense. In 2011, we used our state tax credit carryforward to offset 100% of state income tax. In 2012, our state tax exceeded the amount the amount we were able to offset with credits.
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
Interest rate sensitivity analysis, referred to as Equity at Risk, is used to measure our interest rate risk by computing estimated changes in earnings and in the net present value of our cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net present value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100, 200, 300, and 400 basis point increases or decreases in market interest rates. In addition, management reviews the impact of various yield curve scenarios on earnings and cash flows.
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

Earnings and fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Assumptions have been made as to appropriate discount rates, prepayment speeds, expected cash flows, and other variables. Changes in assumptions significantly affect the estimates and, as such, the derived earnings and fair value may not be indicative of the negotiable value in an actual sale or comparable to that reported by other financial institutions. In addition, the fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business. The tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates. Our policy states that a negative change in net present value (equity at risk) as a result of an immediate and sustained 200 basis point increase or decrease in interest rates should not be lower than negative 20% as calculated from a base fair value. It also states that a similar increase or decrease in interest rates should not negatively impact net interest income or net income by more than 10% or 20%, respectively.
The following schedule reflects an analysis of our assumed market value risk and earnings risk inherent in our interest rate sensitive instruments related to immediate and sustained interest rate variances of 200 basis points, both above and below current levels (rate shock analysis). It also reflects the estimated effects on net interest income and net income over a one-year period and the estimated effects on net present value of our assets, liabilities, and off-balance sheet items as the result of an immediate and sustained increase or decrease of 200 basis points in market rates of interest as of December 31, 2013 and 2012:
Rate Shock Analysis

Market Rates of Interest	December 31, 2013		December 31, 2012
($ in thousands)	+200 Basis Points	-200 Basis Points	+200 Basis Points	-200 Basis Points
Change in net present value	$16,789	$6,656	$26,133	$24,041
Change as a percent of total assets	0.66%	0.26%	1.06%	0.97%
Change as a percent of regulatory equity	6.51%	2.58%	9.68%	8.91%
Percent change in net interest income	5.94%	(18.55)%	4.24%	(18.96)%
Percent change in net income	6.75%	(36.48)%	(12.32)%	(21.00)%
The rate shock analysis at December 31, 2013, indicated that the effects of an immediate and sustained increase of 200 basis points in market rates of interest would fall within policy parameters and approved tolerances for equity at risk, net interest income and net income. The effect of an immediate and sustained decrease of 200 basis points in market rates would fall outside of policy parameters for net interest income and net income. Short-term market rates have dropped to historically low levels so that an immediate and sustained decrease of 200 basis points is highly doubtful.
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
The interest rate sensitivity structure within our balance sheet at December 31, 2013, indicated a cumulative net interest sensitivity asset gap of 8.12% when projecting forward six months. When projecting out one year, there was a net interest sensitivity asset gap of 4.33%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in the interest rate cycle (see “Market Risk”). Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income.
The table on the following page illustrates our interest rate sensitivity at December 31, 2013, as well as the cumulative position at December 31, 2013. All amounts are categorized by their actual maturity or repricing date with the exception of non-maturity deposit accounts. As a result of prior experience during periods of rate volatility and management’s estimate of future rate sensitivities, we allocate the non-maturity deposit accounts noted below, based on the estimated duration of those deposits.
Interest Rate Sensitivity Analysis

	Repricing Within
($ in thousands)	0-30 Days	31-60 Days	61-90 Days	91-120 Days	121-150 Days	151-180 Days	181-365 Days	Over One Year	Total
Interest-Sensitive Assets:
Investment securities	$2,687	$2,627	$2,568	$2,511	$2,456	$2,401	$14,336	$143,330	$172,916
Loans	461,028	39,647	40,819	35,417	33,923	35,671	213,203	1,033,329	1,893,037
Loans Held-for-Sale	115,446	38,737	13,737	6,066	6,066	4,936	2,378	—	187,366
Federal funds sold	3,405	—	—	—	—	—	—	—	3,405
Due from banks-interest-earning	113,153	—	—	—	—	—	—	—	113,153
Total interest - sensitive assets	695,719	81,011	57,124	43,994	42,445	43,008	229,917	1,176,659	2,369,877
Cumulative RSA	695,719	776,730	833,854	877,848	920,293	963,301	1,193,218	2,369,877
Interest-Sensitive Liabilities:
Demand deposit accounts	6,079	6,079	6,079	9,625	9,625	9,625	57,752	351,069	455,933
Savings and NOW accounts	26,011	26,011	26,011	1,806	1,806	1,806	10,838	230,844	325,133
Money market accounts	116,986	116,986	116,986	9,127	9,127	9,127	54,759	300,749	733,847
Time deposits >$100,000	14,665	16,760	15,362	13,627	10,335	25,012	101,394	138,005	335,160
Time deposits <$100,000	15,407	25,407	23,189	17,341	20,688	14,924	94,916	140,507	352,379
Long-term debt	—	—	—	—	—	—	—	128,743	128,743
Short-term borrowings	14,233	—	15,000	10,000	—	10,000		—	49,233
Total interest - bearing liabilities	193,381	191,243	202,627	61,526	51,581	70,494	319,659	1,289,917	2,380,428
Cumulative RSL	193,381	384,624	587,251	648,777	700,358	770,852	1,090,511	2,380,428
Interest-sensitivity gap	$502,338	$(110,232)	$(145,503)	$(17,532)	$(9,136)	$(27,486)	$(89,742)	$(113,258)	$(10,551)
Cumulative gap	$502,338	$392,106	$246,603	$229,071	$219,935	$192,449	$102,707	$(10,551)
Ratio of cumulative gap to total
interest-sensitive assets	21.20%	16.55%	10.41%	9.67%	9.28%	8.12%	4.33%	(0.45)%
Ratio of interest sensitive assets
to interest sensitive liabilities	359.77%	42.36%	28.19%	71.50%	82.29%	61.01%	71.93%	91.22%
Liquidity
Liquidity refers to our ability to generate sufficient cash to meet our financial obligations, which arise primarily from the withdrawal of deposits, extension of credit and payment of operating expenses. Our ALCO is charged with the responsibility of monitoring policies that are designed to ensure acceptable composition of our asset liability mix. Two critical areas of focus for ALCO are interest rate sensitivity and liquidity risk management. We employ our funds in a manner to provide liquidity from both assets and liabilities sufficient to meet our cash needs. Management seeks to maintain a stable net liquidity position while optimizing operating results, as reflected in net interest income, the net yield on earning assets, and the cost of interest-bearing liabilities in particular. ALCO meets regularly to review the current and projected net liquidity positions and to review actions taken by management to achieve this liquidity objective. While the desired level of liquidity will vary depending on a number of factors, the primary goal of ALCO is to maintain a sufficient level of liquidity in both normal operating conditions and in periods of market or industry stress. The principal demands for liquidity are new loans, anticipated fundings under credit commitments to customers, and deposit withdrawals.
Our liabilities provide liquidity on a day-to-day basis. Daily liquidity needs are met from deposit levels or from our use of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings. We engage in routine activities to retain deposits intended to enhance our liquidity position. These routine activities include various measures, such as the following:

•	Emphasizing relationship banking to new and existing customers, where borrowers are encouraged and normally expected to maintain deposit accounts with us,

•	Pricing deposits, including certificates of deposit, at rate levels that will sustain balances at levels that will enhance our asset liability management and net interest margin requirements, and

•	Continually working to identify and introduce new products that will attract customers or enhance our appeal as a primary provider of financial services.

Our ongoing philosophy is to remain in a liquid position as reflected by such indicators as the composition of our earning assets, typically including some level of federal funds sold, balances at the FRB, repurchase agreements, and/or other short-term investments; asset quality; well-capitalized position; and profitable operating results. Cyclical and other economic trends and conditions can disrupt the Bank's desired liquidity position at any time. We expect that these conditions would generally be of a short-term nature. Under such circumstances, our federal funds sold position, or balances at the FRB, if any, serves as the primary source of immediate liquidity.

At December 31, 2013, we had total federal funds credit lines of $87.0 million with zero in advances. If additional liquidity were needed, we could turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as reductions in our mortgage banking activities, sales of indirect auto loans, promotions to increase core deposits or the sale of a portion of our investment portfolio. At December 31, 2013, we had $248.0 million of credit available at the FRB's discount window, but had no outstanding advances. In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB. At December 31, 2013, we had a total FHLB collateralized credit facilities of $164.6 million with $45.0 million in advances. Based on our current interest rate risk profile, as borrowings mature, we assess our liquidity needs at that time and make a decision to either repay the borrowing or renew at current rates.  At December 31, 2013, we have $35.0 million in FHLB advances that mature in 2014 and currently intend to replace these borrowings with other short term advances.

We believe that our liquidity position continues to be adequate and readily available. Our contingency funding plan describes several potential stages based on liquidity levels. Our board of directors reviews liquidity benchmarks quarterly. Also, we review on at least an annual basis our liquidity position and our contingency funding plans with our principal banking regulator. We also maintain various wholesale sources of funding and our interest cost would vary based on the range of interest rates charged.

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
In addition to cash and cash equivalents and the availability of brokered deposits, as of December 31, 2013, we had the following sources of available unused liquidity:

(in thousands)	December 31, 2013
Unpledged securities	$40,320
FHLB advances	119,617
FRB lines	247,990
Unsecured Federal funds lines	87,000
Additional FRB line based on eligible but unpledged collateral	591,874
Total sources of available unused liquidity	$1,086,801
Net cash flows from operating activities primarily result from net income adjusted for the following noncash items: the provision for loan losses, depreciation, amortization, and fair value adjustments, if any. Net cash flows used in investing activities were negatively impacted by $74.0 million of cash outflows for purchases of investment securities available-for-sale and $147.3 million related to the increase in the loan portfolio. In addition, the net cash flows used in investing activities were positively impacted by net cash inflows from maturities and calls of investment securities of $46.4 million, and proceeds from the sale of investment securities available-for-sale of $9.0 million. Net cash flows provided by financing activities were positively impacted by increases in transactional accounts of $106.4 million and proceeds from issuance of stock of $67.9 million, partially offset by decreases of $28.1 million in time deposits, subordinated debt redemption of $21.5 million and $48.2 million in preferred stock redemption.
Contractual Obligations and Other Commitments
The following schedule provides a summary of our financial commitments to make future payments, primarily to fund loan and other credit obligations, long-term debt, and rental commitments primarily for the lease of various facilities housing our business development and support functions as of December 31, 2013. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments, lines of credit, and letters of credit are presented at contractual amounts; however, since many of these commitments are “revolving”

commitments as discussed below and many are expected to expire unused or partially used, the total amount of these commitments does not necessarily reflect future cash requirements.

	Commitment Maturity or Payment Due by Period
(in thousands)	Commitments or Borrowings	1 Year or Less	More Than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More
Commercial real estate, construction and land development	$54,247	$51,515	$832	$1,900	$—
Commercial	87,978	64,813	17,197	5,141	827
SBA	5,364	4,038	—	—	1,326
Home equity	46,888	1,739	21,037	24,112	—
Mortgage loans	122,343	122,343	—	—	—
Lines of credit	2,779	919	521	324	1,015
Standby letters of credit and bankers acceptances	1,590	1,195	395	—	—
Total financial commitments (1)	321,189	246,562	39,982	31,477	3,168
Subordinated debt (2)	46,393	—	—	—	46,393
Borrowings (3)	59,233	49,233	10,000	—	—
Rental commitments (4)	23,820	3,594	5,969	5,903	8,354
Purchase obligations (5)	8,399	2,929	2,651	2,819	—
Total commitments and long-term borrowings	$459,034	$302,318	$58,602	$40,199	$57,915

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

(2)
Subordinated debt is comprised of three trust preferred security issuances. We have no obligations related to the trust preferred security holders other than to remit periodic interest payments and to remit principal and interest due at maturity. Each trust preferred security provides us with the opportunity to prepay the securities at specified dates from inception at par after designated periods for all issues.

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
Loans
Total loans outstanding, which included loans held-for-sale, remained flat at December 31, 2013 at $2.080 billion compared to December 31, 2012. Consumer installment loans, consisting primarily of indirect automobile loans, increased by

$41.6 million, or 4.4%, to $990.6 million because of the improving economy in our market areas. Total commercial loans, including SBA loans, increased $35.1 million, or 5.6%, to $665.8 million in 2013, compared to 2012. Construction loans increased $11.8 million, or 13.1%, to $101.7 million. We added $47.4 million and $79.4 million in loans with the closing of FDIC-assisted transactions in 2012 and 2011, respectively.

Loans Held-for-Sale decreased $116.7 million, or 38.4%, to $187.4 million primarily due to a $125.3 million decrease in residential mortgage loans held-for-sale to $127.9 million due to lower loan production for the 4th quarter 2013 compared to 4th quarter 2012 and more efficient processing. This was partially offset by a $20.0 million increase in indirect loans held-for-sale due to increased demand for this asset. The fluctuations in the held-for-sale balances from year to year are due to loan production levels, the timing of loan sales and the demands for loan purchases by loan investors.

Loans, by Category	December 31,
(in thousands)	2013	2012	2011	2010	2009
Loans:
Commercial loans	$665,802	$630,671	$549,340	$478,502	$406,308
Construction loans	101,698	89,924	97,710	115,224	154,785
Consumer loans	990,585	949,006	857,175	716,185	597,782
Mortgage loans	134,952	107,430	119,646	93,461	130,984
Loans	1,893,037	1,777,031	1,623,871	1,403,372	1,289,859
Allowance for loan losses	(33,684)	(33,982)	(27,956)	(28,082)	(30,072)
Loans, net of allowance	$1,859,353	$1,743,049	$1,595,915	$1,375,290	$1,259,787
Total Loans:
Loans	$1,893,037	$1,777,031	$1,623,871	$1,403,372	$1,289,859
Loans Held-for-Sale:
Residential mortgage	127,850	253,108	90,907	155,029	80,869
Indirect	50,000	30,000	30,000	30,000	30,000
SBA	9,516	20,986	12,942	24,869	20,362
Total Loans Held-for-Sale	187,366	304,094	133,849	209,898	131,231
Total loans	$2,080,403	$2,081,125	$1,757,720	$1,613,270	$1,421,090

Loan Maturity and Interest Rate Sensitivity	December 31, 2013
(in thousands)	Within One Year	One Through Five Years	Over Five Years	Total
Loan Maturity:
Commercial	$153,513	$300,018	$212,271	$665,802
Construction	88,734	12,964	—	101,698
Total	$242,247	$312,982	$212,271	$767,500
Interest Rate Sensitivity:
Selected loans with:
Predetermined interest rates:
Commercial	$50,039	$194,185	$48,001	$292,225
Construction	5,228	2,687	—	7,915
Floating or adjustable interest rates:
Commercial	103,474	105,833	164,270	373,577
Construction	83,506	10,277	—	93,783
Total	$242,247	$312,982	$212,271	$767,500
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

Management has taken numerous steps to reduce credit risk in the loan portfolio and to strengthen the credit risk management team and processes. In addition, all credit policies have been reviewed and revised as necessary, and experienced managers are in place and have strengthened all lending areas and Credit Administration. Because of a decrease in net charge-offs, the provision for loan losses for the year ended December 31, 2013, decreased to $5.4 million compared to $13.4 million for the year ended December 31, 2012. Net charge-offs in 2013 decreased to $6.9 million compared to $10.4 million during 2012, largely due to a decrease in real estate construction charge-offs. This decrease is a function of the continued improvement in market conditions as well as improved collateral valuations resulting in lower charge-offs.
The performance of the consumer indirect lending portfolio of loans which at December 31, 2013, made up 51.5% of the total loan portfolio, has also shown improvement in 2013. Indirect loans days delinquent decreased 13.6% to 2.9% at December 31, 2013 compared to December 31, 2012.
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
Nonperforming Assets
Nonperforming assets consist of nonaccrual loans, troubled debt restructured loans, repossessions, and other real estate. Nonaccrual loans are loans on which the interest accruals have been discontinued when it appears that future collection of principal or interest according to the contractual terms may be doubtful. Troubled debt restructured loans are those loans whose terms have been modified, because of economic or legal reasons related to the debtors’ financial difficulties and provide a concession to the borrower such as, a reduction in principal, change in terms, or modification of interest rates to below market levels. The Bank had $25.6 million in troubled debt restructured loans at December 31, 2013, of which $14.3 million were accruing loans and $11.3 million are on nonaccrual and included in nonperforming assets below. Repossessions include vehicles and other personal property that have been repossessed as a result of payment defaults on indirect automobile loans and commercial loans.

	December 31,
($ in thousands)	2013	2012	2011	2010	2009
Nonaccrual loans - non-covered	$40,944	$57,713	$60,413	$76,545	$69,743
Nonaccrual loans - covered	$18,638	24,176	6,272	—	—
Repossessions	1,219	1,625	1,423	1,119	1,393
Other real estate - non-covered	24,791	28,975	21,058	20,525	21,780
Other real estate - covered	6,191	10,781	9,468	—	—
Total nonperforming assets	$91,783	$123,270	$98,634	$98,189	$92,916
Loans past due 90 days or more and still accruing	$—	$—	$116	$—	$—
Ratio of loans past due 90 days or more and
still accruing to total loans	—%	—%	0.01%	—%	—%
Ratio of nonperforming assets to total loans,
repossessions and ORE	4.77%	6.78%	5.51%	6.01%	6.43%
The decrease in nonperforming assets from December 31, 2012, to December 31, 2013, was a result of a decrease in covered and noncovered nonaccrual loans and covered ORE. Our noncovered nonperforming assets decreased $21.4 million or 24.2%. Management believes it has been proactive in charging down and charging off these nonperforming assets as appropriate. Management’s assessment of the overall loan portfolio is that loan quality and performance have improved. Management is being aggressive in evaluating credit relationships and proactive in addressing problems. Our covered nonperforming assets decreased $10.1 million or 29.0% as we continue to workout the problem assets from the DFB and SEB acquired assets.
When a loan is classified as nonaccrual, to the extent collection is in question, previously accrued interest is reversed and interest income is reduced by the interest accrued in the current year. If any portion of the accrued interest was accrued in a previous period, accrued interest is reduced and a charge for that amount is made to the allowance for loan losses. For 2013, the gross amount of interest income that would have been recorded on nonaccrual loans, if all such loans had been accruing interest at the original contract rate, was approximately $3.4 million compared to $4.7 million and $2.5 million during 2012 and 2011, respectively. For additional information on nonaccrual loans see “Critical Accounting Policies—Allowance for Loan Losses.”

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
For all loan categories, historical loan loss experience, adjusted for changes in the risk characteristics of each loan category, current trends, and other factors, is used to determine the level of allowance required. Additional amounts are based on the probable losses of individual impaired loans and the effect of economic conditions on both individual loans and loan categories. Since the provision is based on estimates and subjective judgment, it is not necessarily indicative of the specific amounts of losses that may ultimately occur.
The allowance for loan losses for the homogeneous pools is based on historical net charge-off rates adjusted for any current changes in these trends. Within the commercial, commercial real estate, and business banking portfolios, every nonperforming loan and loans having greater than normal risk characteristics are not treated as homogeneous pools and are individually reviewed for a specific allocation. The specific allowance for these individually reviewed loans is based on a specific loan impairment analysis.
The unallocated portion of the allowance reflects a margin for the imprecision inherent in estimates of the range of the probable credit losses.
At December 31, 2013, the allowance for loan losses was $33.7 million, or 1.78% of loans, compared to $34.0 million, or 1.92% of loans, at December 31, 2012. Excluding the covered loan portfolio, the allowance for loan losses as a percentage of loans would be 1.88%. Net charge-offs as a percent of average loans outstanding was 0.38% in 2013 compared to 0.60% for 2012.
The table below presents the allocated loan loss reserves by loan type as of December 31, 2013 and 2012.

	December 31,		Increase (Decrease)
(in thousands)	2013	2012
Commercial	$17,348	$13,965	$3,383
Construction	2,044	7,578	(5,534)
Consumer	3,376	6,135	275
Mortgage	6,410	3,122	254
Covered	3,331	1,964	1,367
Acquired, Noncovered	278	188	90
Unallocated	897	1,030	(133)
Total Allocated Loan Loss Reserve by Loan Type	$33,684	$33,982	$(298)
Our allowance allocated to commercial loans increased $3.4 million during 2013, to $17.3 million compared to $14.0 million at the end of 2012. The increase is related to an increase in loans outstanding, increase in charge-offs which increased the loss factor and an increase in loans individually evaluated for impairment. There was also an increase of $1.4 million in the allowance on our acquired noncovered loans portfolio as we continue to work through the problem loans in this portfolio. The increases were offset by a large improvement in our construction portfolio related to lower delinquency, a decrease in loans individually evaluated for impairment and a decrease in charge-offs.
We do not originate or portfolio any option Adjustable Rate Mortgage loans where borrowers have the ability to make payments which do not cover the interest due plus principal amortization. In addition, we do not portfolio high loan-to-value ratio mortgages, interest only residential mortgage loans, subprime loans or loans with initial teaser rates. There are no significant geographic concentrations of loans within our markets.

Allocation of the Allowance for Loan Losses

	December 31, 2013		December 31, 2012		December 31, 2011
($ in thousands)	Allowance	%(1)	Allowance	%(1)	Allowance	%(1)
Commercial (2)	$17,348	51.50%	$13,965	41.10%	$9,183	32.85%
Real estate—construction	2,044	6.07	7,578	22.30	8,262	29.55
Real estate—mortgage–residential	6,410	19.03	3,122	9.19	2,535	9.07
Consumer installment	3,376	10.02	6,135	18.05	6,040	21.61
Covered	3,331	9.89	1,964	5.78	—	—
Acquired, Noncovered	278	0.83	188	0.55	—	—
Unallocated	897	2.66	1,030	3.03	1,936	6.92
Total	$33,684	100.00%	$33,982	100.00%	$27,956	100.00%

	December 31, 2010		December 31, 2009
($ in thousands)	Allowance	%(1)	Allowance	%(1)
Commercial (2)	$7,532	26.82%	$4,608	15.32%
Real estate—construction	9,286	33.07	11,822	39.31
Real estate—mortgage–residential	2,570	9.15	1,346	4.48
Consumer installment	7,598	27.06	10,994	36.56
Unallocated	1,096	3.90	1,302	4.33
Total	$28,082	100.00%	$30,072	100.00%
  (1) Percentage of respective loan type to loans.
(2) Includes allowance allocated for real estate-mortgage-commercial loans and SBA loans.
Investment Securities
The levels of short-term investments reflect our strategy of maximizing portfolio yields within overall asset and liability management parameters while providing for pledging and liquidity needs. Investment securities other than investments held to maturity and the investment in FHLB stock, on an amortized cost basis totaled $167.3 million and $148.6 million at December 31, 2013, and 2012, respectively.
In 2013, we made several investment purchases and sales in an effort to position the portfolio should overall interest rates rise, to provide for liquidity needs as the loan portfolio began to grow and provide sufficient collateral to meet customer deposit pledging requirements. We sold 10 mortgage backed securities with an amortized cost basis of $2.7 million. We purchased $56.6 million in agency mortgage-backed securities and $17.4 million in agency callable securities. Additionally in 2013, $3.8 million in securities matured or were called and there was $44.7 million in principal paydowns on mortgage backed securities. The net unrealized gain on these securities available-for-sale at December 31, 2013, was $1.9 million before taxes, compared to a net unrealized gain of $5.7 million before taxes at December 31, 2012. The estimated weighted average life of the securities portfolio was 4.0 years at December 31, 2013, compared to 3.4 years at December 31, 2012.
At December 31, 2013 and 2012, we classified all but $4.1 million and $6.2 million respectively, of our investment securities as available-for-sale. We maintain a relatively high percentage of our investment portfolio as available-for-sale for possible liquidity needs related primarily to loan production, while held-to-maturity securities are primarily utilized for pledging as collateral for public deposits and other borrowings.
Distribution of Investment Securities

	December 31,
	2013		2012		2011
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury securities and obligations of
U.S. Government sponsored enterprises and agencies	$21,123	$21,039	$10,120	$10,480	$62,198	$62,700
Municipal securities	14,699	14,769	18,316	19,249	19,123	19,714
Mortgage backed securities-agency	131,481	133,057	120,212	124,638	174,114	179,005
Total	$167,303	$168,865	$148,648	$154,367	$255,435	$261,419
The following table depicts the maturity distribution of investment securities and average yields as of December 31, 2013 and 2012. All amounts are categorized by their expected repricing date. The expected maturities may differ from the contractual maturities of mortgage backed securities because the mortgage holder of the underlying mortgage loans has the right to prepay their mortgage loans without prepayment penalties. The expected maturities may differ from the contractual maturities of callable agencies and municipal securities because the issuer has the right to redeem the callable security at predetermined prices at specified times prior to maturity.
Maturity Distribution of Investment Securities and Average Yields(1)

	December 31, 2013			December 31, 2012
($ in thousands)	Amortized Cost	Fair Value	Average Yield (1)	Amortized Cost	Fair Value	Average Yield (1)
Available-for-Sale:
U.S. Government sponsored enterprises and agencies:
Due in less than one year	$514	$518	2.02%	$6,385	$6,481	2.80%
Due after one year through five years	—	—	—	1,532	1,592	2.70
Due five years through ten years	19,605	19,553	2.59	1,198	1,297	3.01
Due after ten years	1,004	968	3.46	1,005	1,110	3.46
Municipal securities(2)
Due in less than one year	500	516	6.18	2,900	2,925	6.12
Due after one year through five years	9,119	9,294	5.87	5,015	5,265	5.24
Due five years through ten years	2,535	2,559	4.95	2,789	2,982	5.19
Due after ten years	2,545	2,400	5.45	7,612	8,077	6.14
Mortgage backed securities
Due in less than one year	—	—	—	846	902	2.90
Due after one year through five years	108,395	110,053	2.33	109,978	113,888	2.34
Due five years through ten years	17,363	17,433	3.14	—	—	—
Due after ten years	5,723	5,571	3.11	9,388	9,848	3.78
	$167,303	$168,865		$148,648	$154,367
Held-to-Maturity:
Mortgage backed securities
Due after one year through five years	$4,051	$4,437	4.92%	$6,162	$6,723	4.87%

(1)	Weighted average yields are calculated on the basis of the carrying value of the security.

(2)	Interest income includes the effects of taxable equivalent adjustments of $358,000 in 2013, and $410,000 in 2012
Deposits
Total deposits increased $134.4 million, or 6.5%, to $2.2 billion at December 31, 2013, from $2.1 billion at December 31, 2012, due to an increase in interest-bearing demand deposits of $28.1 million, or 9.9%, to $701.6 million, and an increase in noninterest bearing demand deposits of $106.4 million, or 27.9%, to $488.2 million and offset by a decrease in total time deposits of $41.2 million, or 6.3%, to $620.2 million and savings deposits decreased $4.1 million, or 1.3%, to $325.1 million. As interest rates stabilized at continued historically low levels in 2013, many customers put their money into money market accounts which pay competitive rates but allow the depositor the flexibility to access the funds when necessary. The increase in noninterest-bearing demand deposits was in part due to an increase in the number of transaction accounts as the result of continued benefits from the transaction account acquisition initiative continued in 2013.
Average interest-bearing deposits during 2013 increased $81.5 million, or 5.1%, over 2012 average balances to $1.7 billion. The average balance of savings deposits decreased $25.0 million to $317.8 million, while the average balance of interest-bearing demand deposits increased $67.2 million to $648.7 million, and the average balance of time deposits increased $39.3 million to $719.2 million. Core deposits, obtained from a broad range of customers, and our largest source of funding, consist of all interest-bearing and noninterest-bearing deposits except time deposits over $100,000 and brokered deposits. As core deposits grew, higher cost maturing brokered certificates of deposit were allowed to mature without being replaced. The average balance of interest-bearing core deposits was $1.269 billion and $1.245 billion during 2013 and 2012, respectively.
Noninterest-bearing deposits are comprised of certain business accounts, including correspondent bank accounts and escrow deposits, as well as individual accounts. Average noninterest-bearing demand deposits totaling $417.7 million represented 24.8% of average core deposits in 2013 compared to an average balance of $329.2 million or 20.9% in 2012. The average amount of, and average rate paid on, deposits by category for the periods shown are presented in the following table:

Selected Statistical Information for Deposits

	December 31,
	2013		2012		2011
($ in thousands)	Average Amount	Rate	Average Amount	Rate	Average Amount	Rate
Noninterest-bearing demand deposits	$417,681	—%	$329,150	—%	$219,377	—%
Interest-bearing demand deposits	648,734	0.28	581,577	0.28	439,243	0.53
Savings deposits	317,845	0.41	342,806	0.34	407,865	0.78
Time deposits	719,205	1.01	679,940	1.22	652,343	1.65
Total average deposits	$2,103,465	0.49%	$1,933,473	0.57%	$1,718,828	0.95%
Maturity Distribution of Time Deposits $100,000 and Greater

(in thousands)	December 31, 2013
Three months or less	$46,789
Over three through six months	48,975
Over six through 12 months	101,394
Over 12 months	138,002
Total Time Deposits $100,000 and Greater	$335,160

Interest Rate and Maturity Distribution of Borrowings
We use our borrowing capability with the FHLB as our primary funding source for borrowings. We enter into FHLB advances with terms that are consistent with our interest rate risk position at the time we enter into each advance. All FHLB advances are collateralized with qualifying residential, home equity and commercial real estate mortgage loans and, from time to time, agency notes or agency mortgage-backed securities.
We had $45.0 million and $52.5 million in fixed rate FHLB advances outstanding at December 31, 2013 and 2012, respectively. In addition, we utilized variable rate overnight funding sources of $61.0 million at December 31, 2012. The maturity distribution and interest rate characteristics of our FHLB advances and federal funds purchased at December 31, 2013 and 2012 are presented in the table below:

Borrowing Type	Interest Rate	Maturity Date	December 31, 2013	December 31, 2012
($ in thousands)
Fixed Rate Advance
	0.32%	March 11, 2014	$15,000	$ -
	0.31%	April 2, 2014	10,000	-
	0.41%	June 20, 2014	10,000	-
	0.41%	March 12, 2015	10,000	-
	2.90%	March 11, 2013	-	15,000
Convertible Fixed Rate Advance
	2.40%	March 12, 2013	-	5,000
	2.79%	March 12, 2013	-	5,000
	2.40%	April 3, 2013	-	2,500
	1.76%	July 16, 2013	-	25,000
Daily Rate Credit Advance
	0.42%	April 30, 2013	-	36,000
Overnight Federal Funds Purchased
	0.23%	January 1, 2013	$ -	$25,000
During 2013, the $52.5 million in fixed rate advances outstanding at December 31, 2012 matured. These advances had original terms ranging between three and five years, of which $37.5 million were convertible advances containing European options to convert the interest rate on the advances to a variable rate which were not exercised by the FHLB during the term of the advances. The lower interest rate on the advances outstanding at December 31, 2013 as compared to the interest rate on the advances outstanding at December 31, 2012 is primarily due to the shorter terms of the advances entered into in 2013 as compared to the original term of the advances outstanding at December 31, 2012.
Amounts included in other borrowings in addition to the items presented in the table above consisted of overnight repurchase agreements, primarily with commercial customers, of $14.2 million and $12.2 million with an average rate of 0.14% and 0.22% at December 31, 2013 and 2012, respectively.
Schedule of Short-term Borrowings
The following information for the years ended December 31, 2013, 2012 and 2011 pertains to our federal funds purchased, overnight repurchase agreements, daily rate advances from the FHLB and long-term borrowings or advances from the FHLB with a remaining term of one year or less.

Years ended December 31,	Maximum Outstanding at any Month End	Average balance	Average Interest Rate During the Year	Ending Balance	Weighted Average Interest Rate at Year End
($ in thousands)
2013	$234,536	$120,987	0.64%	$49,233	0.43%
2012	205,231	120,779	1.08	125,660	1.38
2011	53,081	38,051	1.64	53,081	1.30
Subordinated Debt
At December 31, 2013 and 2012, we had $46.4 million and $67.5 million in trust preferred securities classified as subordinated debt in our consolidated financial statements, including $1.4 million and $2.0 million in subordinated debt incurred to acquire stock in the unconsolidated trust preferred subsidiaries.
On September 8, 2013, we redeemed two series of our trust preferred securities previously issued in 2000 with an aggregate outstanding principal amount of $20.5 million. On July 27, 2000, we previously issued $10.0 million of 11.05% Fixed Rate Capital Trust Preferred Securities of Fidelity National Capital Trust I. On March 23, 2000, we previously issued $10.5 million of 10.88% Fixed Rate Capital Trust Pass-through Securities of FNC Capital Trust I.
On August 20, 2007, we issued $20.0 million in fixed-floating rate capital securities of Fidelity Southern Statutory Trust III with a liquidation value of $1,000 per security. Interest was fixed at 6.62% for five years and converted to a floating rate, which adjusts quarterly at a rate per annum equal to the three-month LIBOR plus 1.40%, with a rate of 1.65% and 1.71% at December 31, 2013 and 2012. The issuance has a final maturity of 30 years, but may be redeemed with regulatory approval at any distribution payment date on or after September 15, 2012, or at any time upon certain events, such as a change in the regulatory treatment of the trust preferred securities, at the redemption price of 100%.
On March 17, 2005, we issued $10.0 million in floating rate capital securities of Fidelity Southern Statutory Trust II with a liquidation value of $1,000 per security. Interest adjusts quarterly at a rate per annum equal to the three-month LIBOR plus 1.89%.with a rate of 2.14% and 2.20% at December 31, 2013 and December 31, 2012, respectively. The issuance has a final maturity of 30 years, but may be redeemed at any distribution payment date on or after March 17, 2010, at the redemption price of 100%.
On June 26, 2003, we issued $15.0 million in Floating Rate Capital Securities of Fidelity Southern Statutory Trust I with a liquidation value of $1,000 per security. Interest adjusts quarterly at a rate per annum equal to the three-month LIBOR plus 3.10%. The rates in effect on December 31, 2013 and 2012, were 3.35% and 3.41%, respectively. The issuance has a final maturity of 30 years, but may be redeemed at any distribution payment date on or after June 26, 2008, at the redemption price of 100%.
The trust preferred securities were sold in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Act”) and were not registered under the Act. The payments to the trust preferred securities holders are fully tax deductible.
The $45.0 million and $65.5 million of trust preferred securities issued by our trust subsidiaries, as of December 31, 2013 and 2012, respectively, are not consolidated for financial reporting purposes. Thus, the equity investments in the subsidiaries we created to issue the obligations, the obligations themselves, and related dividend income and interest expense are reported on an unconsolidated basis, with the investments in the amount of $1.4 million and $2.0 million at December 31, 2013, and 2012, reported as other assets and dividends included as other noninterest income. The obligations, including the amount related to the equity investments, in the amount of $46.4 million and $67.5 million at December 31, 2013, and 2012, respectively, are reported as subordinated debt, with related interest expense reported as interest on subordinated debt in our consolidated financial statements.

We included the $45.0 million and $65.5 million of trust preferred securities in our Tier 1 capital at December 31, 2013 and 2012, respectively, as an element of restricted core capital. Restricted core capital elements are subject to an aggregate 25% of Tier 1 capital, net of goodwill limitation, as defined by the regulatory risk-based capital standards for bank holding companies. These standards also require that trust preferred securities be excluded from Tier 1 capital within five years of the maturity of the underlying junior subordinated notes issued. Our first junior subordinated note matures in June 2033.
Shareholders’ Equity
On June 10, 2013, we closed a $60.0 million public offering of common stock at $12.00 per share, and on June 18, 2013, the underwriters exercised their option of the allotment shares for an additional $9.0 million in capital. The majority of the net proceeds from that offering were used as follows: on August 30, 2013, we redeemed all of the $48.2 million in shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, originally issued to the U.S. Department of the Treasury under the Troubled Asset Relief Program Capital Purchase Program; and on September 9, 2013, we redeemed two series of our trust preferred securities with an aggregate outstanding principal amount of $20.5 million.
On December 19, 2008, as part of the Capital Purchase Program, we entered into the Letter Agreement with the U.S. Treasury, pursuant to which we agreed to issue and sell, and the Treasury agreed to purchase (1) 48,200 Preferred Shares, and (2) the Warrant to purchase up to 2,612,973 shares of our common stock at an exercise price of $2.77 per share, adjusted for stock dividends, for an aggregate purchase price of $48.2 million in cash.
On June 27, 2012, the U.S. Treasury sold all of its shares of preferred stock in a public offering as part of a modified Dutch auction process. We did not receive any proceeds from this auction; however, our operations are no longer limited by the TARP restrictions or regulations regarding executive compensation. In addition, certain terms set forth in the Letter Agreement only applied so long as Treasury held preferred shares and are no longer applicable. As discussed above, we redeemed all $48.2 million of the preferred shares outstanding on August 30, 2013.
Shareholders’ equity at December 31, 2013 and 2012, was $236.2 million and $192.9 million, respectively. The $43.3 million increase in shareholders' equity at December 31, 2013, compared to December 31, 2012, was primarily the result of the net proceeds received from the $69 million common stock offering discussed above, net income of $27.6 million earned during 2013, the issuance of common stock through our benefit plans including stock options exercised and restricted stock granted during 2013, partially offset by the redemption of the $48.2 million in preferred shares in August 2013 and preferred dividends paid during 2013.
Recent Accounting Pronouncements
In December 2011, FASB issued ASU No. 2011-11 "Disclosures about Offsetting Assets and Liabilities" for companies with financial instruments and derivative instruments that offset or are subject to a master netting agreement. The amendments require disclosure of both gross information and net information about instruments and transactions eligible for offset or subject to an agreement similar to a master netting agreement. The amendments were effective for reporting periods beginning on or after January 1, 2013 and required retrospective presentation for all comparative periods presented. Additionally, in January 2013, the FASB issued ASU 2013-01 "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" which clarified that the amendments apply only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in U.S. GAAP or subject to a master netting arrangement or similar agreement. The required disclosure for this ASU can be found in footnote 16. Fair Value of Financial Instruments of this report on Form 10-K. The adoption of this ASU did not have a material impact on our Consolidated Financial Statements.
In October 2012, FASB issued ASU No. 2012-06 "Business Combinations: Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution" addresses the subsequent accounting for an indemnification asset resulting from a government-assisted acquisition of a financial institution. The guidance indicates that when a reporting entity records an indemnification asset as a result of a government-assisted acquisition of a financial institution involving an indemnification agreement, the indemnification asset should be subsequently measured on the same basis as the asset subject to indemnification. Any amortization of changes in value should be limited to any contractual limitations on the amount and the term of the indemnification agreement. The amendments should be applied prospectively to any new indemnification assets acquired and to changes in expected cash flows of existing indemnification assets occurring on or after the date of adoption. Prior periods would not be adjusted. These changes were effective for 2013. The adoption of this ASU did not have a material impact on our Consolidated Financial Statements.
In February 2013, FASB issued ASU No. 2013-02 "Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The amendments address reporting of amounts reclassified out of accumulated other comprehensive income. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments were effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. The required disclosure for this ASU can be found in footnote 4. Investment Securities of this report on Form 10-K. The adoption of this ASU did not have a material impact on our Consolidated Financial Statements.
In July 2013, the FASB issued ASU 2013-11 "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The amendments address the uniformity of the presentation of unrecognized tax benefits. The amendments will be effective for entities during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein and those requirements should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoption is permitted. We do not expect the adoption of this ASU to have any impact on our Consolidated Financial Statements.
In January 2014, the FASB issued 2014-04 "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure ". The amendments clarify when a in substance repossession or foreclosure occurs, such that the loan should be derecognized and real estate property should be recognized. The amendments will be effective for entities during annual reporting periods beginning after December 15, 2014, and interim reporting periods therein and those requirements should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoption is permitted. We do not expect the adoption of this ASU to have significant impact on our Consolidated Financial Statements.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations or cash flows

CONSOLIDATED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
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

	2013
(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$23,777	$24,930	$23,874	$24,975
Interest expense	2,920	3,400	3,741	3,900
Net interest income	20,857	21,530	20,133	21,075
Provision for loan losses	273	1,121	601	3,445
Securities gains, net	188	—	1	—
Noninterest income	17,753	25,844	28,241	25,047
Noninterest expense	32,539	34,102	33,129	32,555
Income before income taxes	5,986	12,151	14,645	10,122
Income tax expense	1,937	4,298	5,211	3,631
Net income	4,049	7,853	9,434	6,491
Preferred stock dividends and accretion of discount	—	(817)	(823)	(823)
Net income available to common equity	$4,049	$7,036	$8,611	$5,668
Earnings per share:
Basic earnings per share (1)	$0.18	$0.33	$0.52	$0.37
Diluted earnings per share (1)	$0.16	$0.30	$0.46	$0.33
Weighted average shares outstanding - basic (1)	21,332	21,290	16,567	15,259
Weighted average shares outstanding - diluted (1)	23,496	23,415	18,567	17,236

	2012
(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$24,267	$24,938	$24,095	$24,262
Interest expense	4,028	4,248	4,195	4,607
Net interest income	20,239	20,690	19,900	19,655
Provision for loan losses	5,243	3,477	950	3,750
Securities gains, net	—	4	—	303
Noninterest income	26,186	27,094	17,034	17,655
Noninterest expense	32,654	31,324	26,069	25,350
Income before income taxes	8,528	12,987	9,915	8,513
Income tax expense	3,088	4,816	3,511	2,894
Net income	5,440	8,171	6,404	5,619
Preferred stock dividends and accretion of discount	(824)	(823)	(823)	(823)
Net income available to common equity	$4,616	$7,348	$5,581	$4,796
Earnings per share:
Basic earnings per share (1)	$0.31	$0.49	$0.37	$0.30
Diluted earnings per share (1)	$0.27	$0.44	$0.34	$0.28
Weighted average shares outstanding - basic (1)	15,138	15,012	14,965	14,849
Weighted average shares outstanding - diluted (1)	17,010	16,844	16,653	16,237

(1)	Adjusted for stock dividends
Consolidated quarterly financial information (unaudited) presented above reflects the impact of the FDIC-assisted transactions as of and for the periods following the date of each acquisition.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
See Item 7, “Market Risk” and “Interest Rate Sensitivity” for a quantitative and qualitative discussion about our market risk.
Item 8.    Financial Statements and Supplementary Data

Management's Report on Internal Control over Financial Reporting

Management of Fidelity Southern Corporation (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. Management has assessed the effectiveness of internal control over financial reporting using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)(1992 framework).
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
Based on the testing performed using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (1992 framework), management of the Company believes that the company's internal control over financial reporting was effective as of December 31, 2013.
The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

FIDELITY SOUTHERN CORPORATION

by	/s/ JAMES B. MILLER, JR.
James B. Miller, Jr.
Chief Executive Officer and Chairman of the Board

by	/s/ STEPHEN H. BROLLY
Stephen H. Brolly
Chief Financial Officer

March 14, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Fidelity Southern Corporation
We have audited the accompanying consolidated balance sheets of Fidelity Southern Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fidelity Southern Corporation and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fidelity Southern Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 14, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Fidelity Southern Corporation
We have audited Fidelity Southern Corporation and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Fidelity Southern Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Fidelity Southern Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fidelity Southern Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013 of Fidelity Southern Corporation and subsidiaries and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 14, 2014

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
($ in thousands)
Assets
Cash and due from banks	$111,046	$45,507
Interest-bearing deposits with banks	2,108	2,331
Federal funds sold	3,405	1,182
Cash and cash equivalents	116,559	49,020
Investment securities available-for-sale	168,865	154,367
Investment securities held-to-maturity	4,051	6,162
Loans held-for-sale (loans at fair value: $127,850 and $253,108 at December 31, 2013 and December 31, 2012, respectively)	187,366	304,094
Loans (non-covered: $1,834,672 and $1,700,143; covered: $58,365 and $76,888, at December 31, 2013 and December 31, 2012, respectively)	1,893,037	1,777,031
Allowance for loan losses	(33,684)	(33,982)
Loans, net of allowance for loan losses	1,859,353	1,743,049
Premises and equipment, net	44,555	37,669
Other real estate, net (non-covered: $24,791 and $28,975; covered: $6,191 and $10,781 at December 31, 2013 and December 31, 2012, respectively)	30,982	39,756
Bank owned life insurance	33,855	32,693
Servicing rights	53,202	30,244
Other assets	65,380	80,237
Total assets	$2,564,168	$2,477,291

Liabilities
Deposits:
Noninterest-bearing demand deposits	$488,224	$381,846
Interest-bearing deposits	1,714,228	1,686,165
Total deposits	2,202,452	2,068,011
Other borrowings	59,233	125,660
Subordinated debt	46,393	67,527
Other liabilities	19,860	23,205
Total liabilities	2,327,938	2,284,403
Shareholders' equity
Preferred stock, no par value. Authorized 10,000,000; 48,200 shares issued and outstanding, net of discount at December 31, 2012	—	47,344
Common stock, no par value. Authorized 50,000,000; issued and outstanding 21,342,549 and 14,780,175 at December 31, 2013 and December 31, 2012, respectively	158,153	82,499
Accumulated other comprehensive gain, net of tax	968	3,545
Retained earnings	77,109	59,500
Total shareholders’ equity	236,230	192,888
Total liabilities and shareholders’ equity	$2,564,168	$2,477,291
See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2013	2012	2011
($ in thousands, except per share data)
Interest income:
Loans, including fees	$93,432	$92,485	$86,698
Investment securities	4,010	5,044	6,777
Federal funds sold and bank deposits	114	33	225
Total interest income	97,556	97,562	93,700
Interest expense:
Deposits	10,418	11,073	16,309
Short-term borrowings	777	1,306	685
Subordinated debt	2,733	4,242	4,494
Other long-term debt	33	457	1,361
Total interest expense	13,961	17,078	22,849
Net interest income	83,595	80,484	70,851
Provision for loan losses	5,440	13,420	20,325
Net interest income after provision for loan losses	78,155	67,064	50,526
Noninterest income:
Service charges on deposit accounts	4,163	4,694	4,143
Other fees and charges	3,871	3,360	2,613
Mortgage banking activities	66,560	56,332	24,663
Indirect lending activities	9,040	6,414	5,891
SBA lending activities	3,640	4,944	8,463
Bank owned life insurance	1,273	1,307	1,315
Securities gains	189	307	1,078
Other	8,149	10,611	3,273
Total noninterest income	96,885	87,969	51,439
Noninterest expense:
Salaries and employee benefits	57,645	47,832	36,062
Commissions	24,676	21,817	11,463
Occupancy, net	10,342	9,253	7,579
Communication	3,175	2,646	2,158
Other	36,487	33,849	28,160
Total noninterest expense	132,325	115,397	85,422
Income before income tax expense	42,715	39,636	16,543
Income tax expense	15,077	14,309	5,145
Net income	27,638	25,327	11,398
Preferred stock dividends and accretion of discount	(2,463)	(3,293)	(3,293)
Net income available to common equity	$25,175	$22,034	$8,105
Earnings per share:
Basic earnings per share	$1.35	$1.47	$0.60
Diluted earnings per share	$1.21	$1.32	$0.54
Net income	$27,638	$25,327	$11,398
Other comprehensive (loss) income, net of tax:
Unrealized market adjustments for the period, net of tax of $1,508, $101, and $2,403	(2,460)	25	3,921
Adjustment for net gains included in net income, net of tax of $72, $117, and $409	(117)	(190)	(669)
Total other comprehensive (loss) income, net of tax	(2,577)	(165)	3,252
Comprehensive income	$25,061	$25,162	$14,650
Weighted average shares outstanding—basic	18,636	14,991	13,569
Weighted average shares outstanding—diluted	20,734	16,750	15,003
 See accompanying notes to consolidated financial statements

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Accumulated Other Comprehensive Income (Loss) Net of Tax	Retained Earnings	Total
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2010	48	$45,578	10,776	$57,542	$458	$36,933	$140,511
Net income	—	—	—	—	—	11,398	11,398
Other comprehensive income, net of tax	—	—	—	—	3,252	—	3,252
Comprehensive income	—	—	—	—	—	—	14,650
Common stock issued and share-based compensation under:
Employee benefit plans	—	—	73	186	—	—	186
Dividend reinvestment plan	—	—	29	196	—	—	196
Stock issuance	—	—	2,167	14,412	—	—	14,412
Accretion of discount on preferred stock	—	883	—	—	—	(883)	—
Preferred stock dividend	—	—	—	—	—	(2,410)	(2,410)
Common stock dividend	—	—	278	1,883	—	(1,883)	—
Cash dividend	—	—	—	—	—	(265)	(265)
Balance at December 31, 2011	48	$46,461	13,323	$74,219	$3,710	$42,890	$167,280
Net income	—	—	—	—	—	25,327	25,327
Other comprehensive (loss), net of tax	—	—	—	—	(165)	—	(165)
Comprehensive income	—	—	—	—	—	—	25,162
Common stock issued and share-based compensation under:
Employee benefit plans	—	—	680	2,672	—	—	2,672
Dividend reinvestment plan	—	—	24	197	—	—	197
Accretion of discount on preferred stock	—	883	—	—	—	(883)	—
Preferred stock dividend	—	—	—	—	—	(2,410)	(2,410)
Common stock dividend	—	—	753	5,411	—	(5,411)	—
Cash paid for fractional interest associated with stock dividend	—	—	—	—	—	(13)	(13)
Balance at December 31, 2012	48	$47,344	14,780	$82,499	$3,545	$59,500	$192,888
Net income	—	—	—	—	—	27,638	27,638
Other comprehensive loss, net of tax	—	—	—	—	(2,577)	—	(2,577)
Comprehensive income	—	—	—	—	—	—	25,061
Common stock issued and share-based compensation under:
Employee benefit plans	—	—	351	3,334	—	—	3,334
Dividend reinvestment plan	—	—	29	410	—	—	410
Preferred stock redemption, including accretion of discount	(48)	(47,344)	—	—	—	(856)	(48,200)
Stock issuance	—	—	5,750	65,419	—	—	65,419
Preferred stock dividend	—	—	—	—	—	(1,607)	(1,607)
Common stock dividend	—	—	433	6,491	—	(6,491)	—
Cash dividend	—	—	—	—	—	(1,053)	(1,053)
Cash paid for fractional interest associated with stock dividend	—	—	—	—	—	(22)	(22)
Balance at December 31, 2013	—	$—	21,343	$158,153	$968	$77,109	$236,230
See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
(in thousands)
Operating activities:
Net income	$27,638	$25,327	$11,398
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	5,440	13,420	20,325
Depreciation and amortization of premises and equipment	3,461	2,596	2,092
Other amortization	7,560	5,509	3,525
Impairment of other real estate	4,063	4,690	4,788
Share-based compensation	1,270	687	58
Gain on investment security sales	(189)	(307)	(1,078)
Gains on loan sales, including servicing right origination	(39,610)	(23,286)	(28,806)
Gain on FDIC assisted acquisitions	—	(4,218)	(1,527)
Net gain on sale of other real estate	(4,374)	(3,521)	(851)
Net increase in cash value of bank owned life insurance	(1,162)	(1,203)	(1,215)
Net increase(decrease) in deferred income taxes	3,340	(4,951)	(1,688)
Changes in assets and liabilities which provided (used) cash:
Net decrease (increase) from loans originated for resell	159,850	(146,958)	104,723
Other assets	(20,908)	6,665	(1,875)
Other liabilities	(1,765)	(1,268)	6,495
Net cash provided by (used in) operating activities	144,614	(126,818)	116,364
Investing activities:
Purchases of investment securities available-for-sale	(73,966)	(14,090)	(170,935)
Purchase of FHLB stock	(5,355)	(2,927)	(1,441)
Proceeds from sales of investment securities available-for-sale	9,047	42,949	32,781
Maturities and calls of investment securities held-to-maturity	2,111	2,714	5,242
Maturities and calls of investment securities available-for-sale	46,388	96,813	85,983
Redemption of FHLB stock	7,691	3,179	401
Net increase in loans	(147,330)	(139,112)	(187,148)
Proceeds from sale of other real estate	31,161	38,104	16,150
Purchases of premises and equipment	(10,347)	(8,669)	(9,252)
Cash received in excess of cash paid for acquisitions	—	29,717	33,676
Net cash (used in) provided by investing activities	(140,600)	48,678	(194,543)
Financing activities:
Net increase in demand deposits, money market accounts, and savings accounts	106,378	114,878	89,369
Net increase (decrease) in time deposits	28,063	(64,840)	(1,028)
(Decrease) increase in borrowings	(66,427)	20,079	(12,698)
Subordinated debt redemption	(21,500)	—	—
Preferred stock redemption	(48,200)	—	—
Proceeds from the issuance of common stock	67,893	2,182	14,736
Common stock dividends paid	(1,075)	(13)	(265)
Preferred stock dividends paid	(1,607)	(2,410)	(2,410)
Net cash provided by financing activities	63,525	69,876	87,704
Net increase (decrease) in cash and cash equivalents	67,539	(8,264)	9,525
Cash and cash equivalents, beginning of year	49,020	57,284	47,759
Cash and cash equivalents, end of year	$116,559	$49,020	$57,284

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$15,004	$17,521	$23,288
Income taxes	$17,391	$14,922	$9,880
Acquisition of FDIC assisted financial institutions
Assets acquired	$—	$120,875	$172,285
Liabilities assumed	$—	$148,140	$180,588
Non-cash transfers of loans to other real estate	$22,076	$25,770	$35,087
Accretion of discount on preferred stock	$856	$883	$883
Stock dividends	$6,491	$6,931	$416
Loans transferred from held-for-sale	$3,512	$—	$10,689
See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
1. Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
Fidelity Southern Corporation (“FSC” or “Fidelity”) is a bank holding company headquartered in Atlanta, Georgia. Fidelity conducts operations primarily through Fidelity Bank, a state chartered wholly-owned subsidiary bank (the “Bank”). The Bank was organized as a national banking corporation in 1973 and converted to a Georgia chartered state bank in 2003. LionMark Insurance Company ("LionMark") is a wholly-owned subsidiary of FSC and is an insurance agency offering consumer credit related insurance products. FSC also owns three subsidiaries established to issue trust preferred securities. The “Company”or “our”, as used herein, includes FSC and its subsidiaries, unless the context otherwise requires.
The Bank provides an array of financial products and services for business and retail customers primarily through 33 branches in Georgia, a branch in Jacksonville, Florida, and on the Internet at www.lionbank.com. The Bank’s customers are primarily individuals and small and medium sized businesses located in Georgia. Mortgage loans, automobile loans, and Small Business Administration (“SBA”) loans through employees located throughout the South.
The Bank is primarily engaged in attracting deposits from individuals and businesses and using these deposits and borrowed funds to originate commercial and industrial loans, commercial loans secured by real estate, SBA loans, construction and residential real estate loans, direct and indirect automobile loans, residential mortgage and home equity loans, and secured and unsecured installment loans. The Bank offers business and personal credit card loans through a third party agency relationship. Internet banking, including on-line bill pay, and Internet cash management services are available to individuals and businesses, respectively. The Bank offers businesses remote deposit services, which allow participating companies to scan and electronically send deposits to the Bank for improved security and funds availability. Additionally, the Bank began offering mobile deposits, which allows customers to deposit check through the Bank application on customers' phones. The Bank also provides international trade services. Trust services, investment services and merchant services activities are provided through agreements with third parties. On December 31, 2013, the Company requested authorization from the banking regulators to grant trust powers to the Bank. Subsequent to December 31, 2013, the FDIC approved the Bank to exercise its trust powers once granted by the GDBF.
Basis of Consolidation
The consolidated financial statements include the accounts of Fidelity and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for acquired companies are included from their respective dates of acquisition.
The Company also has three trust preferred subsidiaries. The equity investments in the subsidiaries created to issue the obligations, the obligations themselves, and related dividend income and interest expense are reported on a deconsolidated basis, under ASC 810-10-05, with the investments reported as other assets and dividends included as other noninterest income. The obligations, including the amount related to the equity investments are reported as subordinated debt, with related interest expense reported as interest on subordinated debt.
The Company principally operates in one business segment which is community banking.
Certain amounts previously reported have been reclassified to conform to the current year's presentation. Such reclassifications had no effect on net income and shareholders' equity.
Use of Estimates
The consolidated financial statements have been prepared in conformity with U. S. generally accepted accounting principles followed within the financial services industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the calculations of and the amortization of capitalized servicing rights, valuation of deferred income taxes, the valuation of loans held-for-sale and certain derivatives, the valuation of real estate or other assets acquired in connection with foreclosures or in satisfaction of loans, estimates used for fair value acquisition accounting and Federal Deposit Insurance Corporation (the "FDIC") receivable for loss share agreements. In addition, the actual lives of certain amortizable assets and income items are estimates subject to change.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash items in process of collection, amounts due from banks, interest bearing deposits with banks, and federal funds sold. Due from bank balances are maintained in other financial institutions. Federal funds sold are generally purchased and sold for one-day periods, but may, from time to time, have longer terms.

Investment Securities
The company's investment securities are classified in one of the following two categories: available-for-sale, or held-to-maturity. The Company does not engage in that activity. Held-to-maturity securities are those designated as held-to-maturity when purchased, which the Company has the ability and positive intent to hold until maturity. All other debt securities not included in held-to-maturity are classified as available-for-sale.
Available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at cost, adjusted for the amortization of premiums or accretion of discounts. Unrealized gains and losses, net of related income taxes, on available-for-sale securities are excluded from income and are reported as a separate component of shareholders’ equity. If fair value of a debt security is less than its amortized cost basis at the balance sheet date, management must determine if the security has an other than temporary impairment (“OTTI”). The Company evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. If management does not expect to recover the entire amortized cost basis of a security, an OTTI has occurred. If management intention is to sell a security before the recovery of the amortized cost basis, an OTTI has occurred. The Company will recognize the full OTTI in earnings if it intends to sell a security or will more likely than not be required to sell the security. Otherwise an OTTI will be separated into the amount representing a credit loss and the amount related to all other factors. The amount of an OTTI related to credit losses will be recognized in earnings. The amount related to other factors will be recognized in other comprehensive income, net of taxes.
Purchase premiums and discounts are amortized or accreted over the life of the related investment securities as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities sold are included in income on a settlement date basis and are derived using the specific identification method for determining the cost of securities sold.
Nonmarketable Equity Securities
The Company is required to hold non-marketable equity securities, comprised of Federal Home Loan Bank of Atlanta ("FHLB") stock, as a condition of membership. In accordance with accounting guidance, these securities are accounted for at cost, which equals par or redemption value. These securities do not have a readily determinable fair value as their ownership is restricted and there is no market for these securities. These securities can only be redeemed or sold at their par value and only to the FHLB. Management considers these non-marketable equity securities to be long-term investments. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the carrying value. The Company's ownership of FHLB stock totaled $5.0 million and $7.3 million at December 31, 2013 and 2012, respectively and is included in other assets.
Loans Held-For-Sale
Loans Held-for-Sale include the majority of originated residential mortgage loans, certain SBA loans, and a pool of indirect automobile loans. The Company has the ability and intent to sell loans classified as held-for-sale. The SBA and indirect automobile loans held-for-sale are recorded at the lower of cost or market. Any loans initially determined to be held-for-sale and later transferred to the held for investment portfolio are transferred at the lower of cost or market. We have elected to account for residential mortgages under fair value option ("FVO"). For residential mortgage loans, fair value is determined by outstanding commitments from investors for committed loans and on the basis of current delivery prices in the secondary mortgage market for uncommitted loans, if any. Adjustments to reflect unrealized gains and losses resulting from changes in fair value of residential mortgage loans held-for-sale and realized gains and losses upon ultimate sale of the loans are classified as noninterest income in the Consolidated Statements of Comprehensive Income. For SBA loans, fair value is determined primarily based on loan performance and available market information. For indirect automobile loans, the fair value is determined based on evaluating the estimated market value of the pool being accumulated for sale based on available market information.
Origination fees and costs for SBA and indirect automobile loans held-for-sale are capitalized in the basis of the loan and are included in the calculation of realized gains and losses upon sale. Origination fees and costs are recognized in earnings at the time of origination for residential mortgage loans held-for-sale that are recorded at fair value.
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

For commercial, construction, SBA and real estate loans, the accrual of interest is discontinued and the loan categorized as nonaccrual when, in management’s opinion, due to deterioration in the financial position of the borrower, the full repayment of principal and interest is not expected or principal or interest has been in default for a period of 90 days or more, unless the obligation is both well secured and in the process of collection within 30 days. Commercial, construction, SBA and real estate secured loans may be returned to accrual status when management expects to collect all principal and interest and the loan has been brought fully current. Consumer loans are placed on nonaccrual upon becoming 90 days past due or sooner if, in the opinion of management, the full repayment of principal and interest is not expected. Any payment received on a loan for which the accrual of interest has been suspended, is applied to reduce principal.
When a loan is placed on nonaccrual, interest accrued but not collected during the current accounting period is reversed. Interest accrued in prior periods, if significant, is charged off against the allowance and adjustments to principal made if the collateral related to the loan is deficient.
Impaired loans, excluding acquired loans are evaluated based on the present value of expected future cash flows discounted at the loan’s original effective interest rate, or at the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. Impaired loans are specifically reviewed loans for which it is probable that the Company will be unable to collect all amounts due according to the terms of the loan agreement. A specific valuation allowance is required to the extent that the estimated value of an impaired loan is less than the recorded investment. Homogeneous loans, such as consumer installment loans and smaller balance commercial loans, are collectively evaluated for impairment. Interest on impaired loans is reported on the cash basis as received when the full recovery of principal and interest is anticipated, or after full principal and interest has been recovered when collection of interest is in question.
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
A formal review of the allowance for loan losses is prepared at least monthly to assess the probable credit risk inherent in the loan portfolio, including concentrations, and to determine the adequacy of the allowance for loan losses. For purposes of the monthly management review, the consumer loan portfolio is separated by loan type and each loan type is treated as a homogeneous pool. In accordance with the Interagency Policy Statement on the Allowance for Loan and Lease Losses, the level of allowance required for each loan type is determined based upon historical charge-off experience, current economic trends and other current factors. Additionally, every commercial, commercial real estate, SBA, and construction loan is assigned a risk rating using established credit policy guidelines. Nonperforming commercial, commercial real estate, SBA, and construction loan 90 days or more past due and with outstanding balances exceeding $50,000, as well as certain other performing loans with greater than normal credit risks as determined by management and the Credit Review Department (“Credit Review”), are reviewed monthly by Credit Review to determine the level of allowance required to be specifically allocated to these loans. While allocations of the allowance may be made for specific loans, the entire allowance is available for any loan that, in management judgement, should be charged off. Management reviews its allocation of the allowance for loan losses versus the actual performance of each of the portfolios and adjusts allocation rates to reflect the recent performance of the portfolio, as well as current underwriting standards and other current factors which might impact the estimated losses in the portfolio.
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
Management believes that the allowance for loan losses is adequate and appropriate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions or other factors and the additions may be significant. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.
Additionally, contractually outstanding and undisbursed loan commitments and letters of credit have a loss factor applied similar to the outstanding balances of loan portfolios. The reserve for outstanding loan commitments is not included in the allowance for loan losses but, instead, is included in other liabilities, and changes to the reserve are reported as other operating expenses and not included in the provision for loan losses.
Business Combinations, Method of Accounting for Loans Acquired, and FDIC Indemnification Asset
The Company accounts for its acquisitions under the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk. Loans acquired are recorded at fair value, exclusive of any loss share agreements with the FDIC. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of expected principal, interest and other cash flows. Purchased credit-impaired loans ("PCI Loans") are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality. PCI loans are initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Loans acquired in business combinations with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be PCI loans. Evidence of credit quality deterioration as of purchase dates may include information such as past-due and nonaccrual status, borrower credit scores and recent loan to value percentages. The Company considers expected prepayments and estimates the amount and timing of expected principal, interest and other cash flows for each PCI loan or pool of PCI loans, and determines the excess of the loan's scheduled contractual principal and contractual interest payments over all cash flows expected to be collected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the loan's or pool's cash flows expected to be collected over the fair value for the loan or pool of loans, is accreted into interest income over the remaining life of the loan or pool (accretable yield).
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
Certain loans and other real estate acquired in the FDIC-assisted transactions of Decatur First Bank and Security Exchange Bank (collectively referred to as "covered assets") are covered by Loss Share Agreements (“Loss Share Agreements”) between the Bank and the FDIC which affords the Bank significant protection against future losses. The Loss Share Agreements continue to be measured on the same basis as the related indemnified loans. Deterioration in credit quality of the loans (recorded as an adjustment to the Allowance for Loan Losses) or declines in the fair value of other real estate owned would immediately increase the basis of the indemnification asset for the amount due from the FDIC under the Loss Share Agreements, with the offset recorded as provision expense through the Consolidated Statements of Comprehensive Income. Improvements in the credit quality or expected loan cash flows (reflected as an adjustment to yield and accreted into income over the remaining life of the loan) result in a decrease in the fair value of the FDIC indemnification asset, with the decrease being amortized into income over the same period or the life of the Loss Share Agreements, whichever is shorter. Initial fair value accounting incorporates into the fair value of the indemnification asset an element of the time value of money, which is accreted back into income over the life of the Loss Share Agreements.
The Company incurs expenses related to the assets indemnified by the FDIC and pursuant to the Loss Share Agreements certain costs are reimbursable by the FDIC and are included in monthly and quarterly claims made by the Company. The reimbursements are netted against these covered expenses in the Consolidated Statement of Comprehensive Income.
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
Other Real Estate ("ORE")
ORE represents property acquired through foreclosure or deed in lieu of foreclosure in satisfaction of loans. ORE is reported at the lower of cost or fair value, less estimated selling costs. Costs to complete houses foreclosed during construction are capitalized. Fair value is normally determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources. In arriving at fair value, management also considers circumstances such as changed economic conditions since the last appraisal, stale appraisals or imprecision and subjectivity in the appraisal process. Any excess of the loan balance at the time of foreclosure or acceptance in satisfaction of loans over the fair value less estimated selling costs of the real estate held as collateral is treated as a loan loss and charged against the allowance for loan losses. After the transfer to ORE, the fair value less estimated selling costs becomes the new cost basis for the ORE.
On at least a quarterly basis, management reviews the fair value of ORE and records any necessary adjustments as a charge to other noninterest expense through the use of a valuation allowance. Generally, a new appraisal is received at least annually on each ORE property. Any subsequent adjustments to reflect changes in fair value and selling costs are recorded as a component of other noninterest expense or a reduction of any existing valuation allowance on a property-by-property basis but not below zero. Gain or loss on sale of ORE is recorded as a component of noninterest income. Based on appraisals, environmental tests, and other evaluations as necessary, superior liens, if any, may be serviced or satisfied and repair or capitalizable expenditures may be incurred in an effort to maximize recoveries. Expenses from ORE operations are included as a component of non-interest expense on the Consolidated Statements of Comprehensive Income.
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
Income Taxes
The Company files a consolidated Federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. All available evidence, both positive and negative, is used in the consideration to determine whether, based on the weight of that evidence, a valuation allowance is required. The weight given to the potential effect of negative and positive evidence will be commensurate with the extent to which it can be objectively verified. The Company only recognizes a benefit if it determines the tax position would more likely than not be sustained in an examination.
Core Deposit Intangibles ("CDI")
CDI result from the acquisition of other banks and represent the value of long-term deposit relationships acquired in these transactions. CDI, included in other assets on the Consolidated Balance Sheets, are amortized over the estimated useful lives of the deposit accounts acquired (generally seven to 13 years) on the straight-line method which reasonably approximates the anticipated benefit stream from the accounts. The estimated useful lives are periodically reviewed for reasonableness. The Company's core deposit intangible was $1.1 million and $1.2 million at December 31, 2013 and 2012, respectively.
Earnings Per Common Share ("EPS")
Basic EPS represents income available to common shareholders divided by the weighted-average number of shares outstanding during the year. Diluted EPS reflects additional shares that would have been outstanding if dilutive potential shares had been issued. Potential shares that may be issued by the Company relate solely to outstanding stock options, and warrants, and are determined using the treasury stock method. Under the treasury stock method, the number of incremental shares is determined by assuming the issuance of stock for the outstanding stock options and warrants, reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the average market price for the year of the Company's stock.
Share-based Compensation
The Company accounts for share-based compensation whereby the fair value of the award at the grant date is expensed over the award’s vesting period.
Fair Value
The Company measures or monitors certain of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Additionally, fair value is used on a nonrecurring basis to evaluate assets for impairment or for disclosure purposes. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating fair value.

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
Recent Accounting Pronouncements
In December 2011, FASB issued ASU No. 2011-11 "Disclosures about Offsetting Assets and Liabilities" for companies with financial instruments and derivative instruments that offset or are subject to a master netting agreement. The amendments require disclosure of both gross information and net information about instruments and transactions eligible for offset or subject to an agreement similar to a master netting agreement. The amendments were effective for reporting periods beginning on or after January 1, 2013 and required retrospective presentation for all comparative periods presented. Additionally, in January 2013, the FASB issued ASU 2013-01 "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" which clarified that the amendments apply only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in U.S. GAAP or subject to a master netting arrangement or similar agreement. The required disclosure for this ASU can be found in footnote 16. Fair Value of Financial Instruments of this report of Form 10-K. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.
In October 2012, the FASB issued ASU No. 2012-06 "Business Combinations: Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution" addresses the subsequent accounting for an indemnification asset resulting from a government-assisted acquisition of a financial institution. The amendments in this guidance indicates that when a reporting entity records an indemnification asset as a result of a government-assisted acquisition of a financial institution involving an indemnification agreement, the indemnification asset should be subsequently measured on the same basis as the asset subject to indemnification. Any amortization of changes in value should be limited to any contractual limitations on the amount and the term of the indemnification agreement. The amendments should be applied prospectively to any new indemnification assets acquired and to changes in expected cash flows of existing indemnification assets occurring on or after the date of adoption. Prior periods would not be adjusted. These changes were effective for 2013. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.
In February 2013, the FASB issued ASU No. 2013-02 "Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income". The amendments in this guidance address reporting of amounts reclassified out of accumulated other comprehensive income. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments were effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. The required disclosure for this ASU can be found in footnote "4. Investment Securities" of this report of Form 10-K. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.
In July 2013, the FASB issued ASU 2013-11 "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists". The amendments address the uniformity of the presentation of unrecognized tax benefits. The amendments in this guidance will be effective for entities during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein and those requirements should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on the Company’s Consolidated Financial Statements.
In January 2014, the FASB issued 2014-04 "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure ". The amendments clarify when a in substance repossession or foreclosure occurs, such that the loan should be derecognized and real estate property should be recognized. The amendments will be effective for entities during annual reporting periods beginning after December 15, 2014, and interim reporting periods therein and those requirements should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a significant impact on the Company’s Consolidated Financial Statements.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2. Business Combinations
Acquisitions are accounted for under the acquisition method of accounting. Both the purchased assets and liabilities assumed are recorded at their respective acquisition date fair values. Acquisition-related costs are expensed separately from the acquisition. Restructuring costs that the acquirer expected but was not obligated to incur are expensed separately from the business combination. Determining the fair value of assets and liabilities, especially the loan portfolio and foreclosed real estate, involves significant judgment regarding methods and assumptions used to calculate estimated fair values.
On October 21, 2011, the Company entered into a purchase and assumption agreement with a loss share arrangement with the FDIC, as receiver of Decatur First Bank (“Decatur First”), to acquire certain assets and assume substantially all of the deposits and certain liabilities in a whole-bank acquisition. The Company received a cash payment from the FDIC of approximately $9 million to assume the net liabilities. Decatur First operated two branches in Decatur, one branch in Lake Oconee, and one branch in Madison, Georgia.
On June 15, 2012, the Company entered into a purchase and assumption agreement with a loss share arrangement with the FDIC, as receiver of Security Exchange Bank (“Security Exchange”), to acquire certain assets and assume substantially all of the deposits and certain liabilities in a whole-bank acquisition. The Company received a cash payment from the FDIC of approximately $15 million to assume the net liabilities. Security Exchange operated two branches in Marietta, Georgia.
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
Certain loans and other real estate acquired in the FDIC-assisted transactions Loss Share Agreements between the Company and the FDIC affords the Company significant protection against future losses. Under the Loss Share Agreements, the FDIC has agreed to reimburse the Company for 80% of all losses incurred in connection with those covered assets for a period of five years for commercial loans and other real estate. For Decatur First, the FDIC has agreed to reimburse the Company for 80% of all losses incurred in connection with those covered assets for a period of 10 years for residential mortgage loans. There were no residential mortgage loans included in the Loss Share Agreement for Security Exchange. New loans made after the date of the transaction are not covered by the provisions of the Loss Share Agreements. The Company acquired other assets that are not covered by the Loss Share Agreements, including investment securities purchased at fair market values. The acquired assets and liabilities for Security Exchange, as well as adjustments to record the assets and liabilities at fair value, are presented in the following table.

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
Proforma comparative revenue for the combined Fidelity and Security Exchange was $170.1 million and $127.2 million, for the twelve months ended, December 31, 2012 and 2011, respectively. Proforma comparative pretax net income for the combined Fidelity and Security Exchange was $34.8 million, and $13.1 million for the twelve months ended December 31, 2012 and 2011, respectively.
The reimbursable losses from the FDIC are based on the acquisition book value of the covered assets, the contractual balance of acquired unfunded commitments, and certain future net direct costs incurred in the collection and settlement process. The amount that the Company realizes on these assets could differ materially from the carrying value that will be reflected in any financial statements, based upon the timing and amount of collections and recoveries on the covered assets in future periods. Because the FDIC will reimburse the Company for 80% of losses incurred on the covered assets, an indemnification asset (FDIC indemnification asset) was recorded at fair value at the acquisition date. The FDIC Indemnification Asset on the acquisition date reflect the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties. This asset is adjusted quarterly based on changes in expected losses and remittances received. The carrying value of the indemnification asset at December 31, 2013 was $14.1 million compared to $20.1 million at December 31, 2012.
A summary of activity for the FDIC indemnification asset, included in other assets for the years ended December 31, 2013 and 2012 follows:

	For the year ended
(in thousands)	December 31, 2013	December 31, 2012
Indemnification asset
Beginning Balance	$20,074	$12,279
Acqusition of SEB		25,304
Adjustments:
Accretion income	532	702
Additional estimated covered losses	3,246	5,226
Loss share remittances	(8,178)	(23,437)
Loans paid in full/ORE sold	(1,538)	—
Ending Balance	$14,136	$20,074

3. Regulatory Matters
The Board of Governors of the Federal Reserve System (the “FRB”) is the primary regulator of FSC, a bank holding company. The Bank is a state chartered commercial bank subject to Federal and state statutes applicable to banks chartered under the banking laws of the State of Georgia and to banks whose deposits are insured by the FDIC. The FRB, the FDIC, and the Georgia Department of Banking and Finance (the “GDBF”) have established capital adequacy requirements as a function of their oversight of bank holding companies and state chartered banks. Each bank holding company and each bank must maintain certain minimum capital ratios.
The Bank’s primary Federal regulator is the FDIC and the GDBF is its state regulator. The FDIC and the GDBF examine and evaluate the financial condition, operations, and policies and procedures of state chartered commercial banks, such as the Bank, as part of their legally prescribed oversight responsibilities. Additional supervisory powers and regulations mandated by the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) include a “prompt corrective action” program based upon five regulatory categories in which all banks are placed, largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank’s financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another institution when a bank’s capital leverage ratio declines to 2%. Better capitalized institutions are subject to less onerous regulation and supervision than banks with lesser amounts of capital.
To implement the prompt corrective action provisions of FDICIA, the FDIC has adopted regulations placing financial institutions in the following five categories based upon capitalization ratios: (i) a “well capitalized” institution has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based ratio of at least 6% and a leverage ratio of at least 5% and is not subject to an enforcement action requiring it to maintain a specific level of capital; (ii) an “adequately capitalized” institution has a total risk-based ratio of at least 8%, a Tier 1 risk-based ratio of at least 4% and a leverage ratio of at least 4% (or 3% if it received a CAMELS composite rating of 1 and is not experiencing significant growth); (iii) an “undercapitalized” institution has a total risk-based ratio of under 8%, a Tier 1 risk-based ratio of under 4% or a leverage ratio of under 4% (or 3% in certain circumstances); (iv) a “significantly undercapitalized” institution has a total risk-based ratio of under 6%, a Tier 1 risk-based ratio of under 3% or leverage ratio of under 3%; and (v) a “critically undercapitalized” institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories are prohibited from declaring dividends or making capital distributions. The regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital.
Capital leverage ratio standards require a minimum ratio of Tier 1 capital to adjusted total assets (“leverage ratio”) for the Bank of 4.0%. Institutions experiencing or anticipating significant growth or those with other than minimum risk profiles may be expected to maintain capital above the minimum levels.
The following table sets forth the capital requirements for the Bank under FDIC regulations and the Bank’s capital ratios at December 31, 2013 and 2012.

			FDIC Regulations
	December 31,		Adequately Capitalized	Well Capitalized
Capital Ratios:	2013	2012
Leverage	10.14%	9.22%	4.00%	5.00%
Risk-Based Capital:
Tier 1	11.68%	10.92%	4.00%	6.00%
Total	13.39%	12.65%	8.00%	10.00%
The Company is not subject to the provisions of prompt corrective action. The FRB, as the primary regulator of FSC, has established capital requirements as a function of its oversight of bank holding companies.

The following table depicts FSC’s capital ratios at December 31, 2013 and 2012, in relation to the minimum capital ratios established by the regulations of the FRB:

	December 31, 2013		December 31, 2012
($ in thousands)	Amount	Percent	Amount	Percent
Tier 1 Capital:
Actual	$277,886	12.71%	$249,922	12.06%
Minimum	87,454	4.00%	82,880	4.00%
Excess	$190,432	8.71%	$167,042	8.06%
Total Risk-Based Capital:
Actual	$305,304	13.96%	$278,314	13.43%
Minimum	174,959	8.00%	165,760	8.00%
Excess	$130,345	5.96%	$112,554	5.43%
Tier 1 Capital Leverage Ratio:
Actual		11.02%		10.18%
Minimum		4.00%		4.00%
Excess		7.02%		6.18%

4. Investment Securities
The primary objective of the Company’s management of the investment portfolio is to maintain a portfolio of high quality, highly liquid investments yielding competitive returns. The Company is required under federal regulations to maintain adequate liquidity to ensure safe and sound operations. The Company maintains investment balances based on a continuing assessment of cash flows, the level of loan production, current interest rate risk strategies and the assessment of the potential future direction of market interest rate changes. Investment securities differ in terms of default, interest rate, liquidity and expected rate of return risk. The following table summarizes the amortized cost and estimated fair value of available-for-sale and held to maturity investment securities and the related gross unrealized gains and losses at December 31, 2013 and 2012.

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment	Fair Value
Securities available-for-sale at December 31, 2013:
Obligations of U.S. Government sponsored enterprises and agencies	$21,123	$4	$(88)	$—	$21,039
Municipal securities	14,699	240	(170)	—	14,769
Residential mortgage backed securities-agency	131,481	2,049	(473)	—	133,057
Total	$167,303	$2,293	$(731)	$—	$168,865
Securities held-to-maturity at December 31, 2013:
Residential mortgage backed securities-agency	$4,051	$386	$—	$—	$4,437

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment	Fair Value
Securities available-for-sale at December 31, 2012:
Obligations of U.S. Government sponsored enterprises and agencies	$10,120	$360	$—	$—	$10,480
Municipal securities	18,316	933	—	—	19,249
Residential mortgage backed securities-agency	120,212	4,462	(36)	—	124,638
Total	$148,648	$5,755	$(36)	$—	$154,367
Securities held-to-maturity at December 31, 2012:
Residential mortgage backed securities-agency	$6,162	$561	$—	$—	$6,723

The following table depicts the maturity distribution of investment securities and average yields as of December 31, 2013 and 2012. All amounts are categorized by their expected repricing date. The expected maturities may differ from the contractual maturities of mortgage backed securities because the mortgage holder of the underlying mortgage loans has the right to prepay their mortgage loans without prepayment penalties. The expected maturities may differ from the contractual maturities of callable agencies and municipal securities because the issuer has the right to redeem the callable security at predetermined prices at specified times prior to maturity.

	December 31, 2013			December 31, 2012
($ in thousands)	Amortized Cost	Fair Value	Average(1) Yield	Amortized Cost	Fair Value	Average(1) Yield
Available-for-Sale:
Obligations of U.S. Government sponsored enterprises and agencies:
Due in less than one year	$514	$518	2.02%	$6,385	$6,481	2.80%
Due after one year through five years	—	—	—%	1,532	1,592	2.70%
Due five years through ten years	19,605	19,553	2.59%	1,198	1,297	3.01%
Due after ten years	1,004	968	3.46%	1,005	1,110	3.46%
Municipal securities (2)
Due in less than one year	500	516	6.18%	2,900	2,925	6.12%
Due after one year through five years	9,119	9,294	5.87%	5,015	5,265	5.24%
Due five years through ten years	2,535	2,559	4.95%	2,789	2,982	5.19%
Due after ten years	2,545	2,400	5.45%	7,612	8,077	6.14%
Mortgage backed securities-agency
Due in less than one year	—	—	—%	846	902	2.90%
Due after one year through five years	108,395	110,053	2.33%	109,978	113,888	2.34%
Due five years through ten years	17,363	17,433	3.14%	—	—	—%
Due after ten years	5,723	5,571	3.11%	9,388	9,848	3.78%
	$167,303	$168,865		$148,648	$154,367
Held-to-Maturity:
Mortgage backed securities-agency
Due after one year through five years	4,051	4,437	4.92%	6,162	6,723	4.87%

(1)	Weighted average yields are calculated on the basis of the carrying value of the security.

(2)	Interest income average yield includes the effects of taxable equivalent adjustments of $356,000 in 2013 and $411,000 in 2012.
Securities called during 2013 and 2012 totaled $2.3 million and $53.5 million, respectively. Proceeds received from sales of securities were $9.0 million for a gross gain of $189,000 for the year ended December 31, 2013. Proceeds received from sales of securities were $42.9 million for a gross gain of $307,000 for the year ended December 31, 2012. The cost of investments sold is calculated using the specific identification method. Proceeds received were $32.8 million for a gross gain of $1.1 million for the year ended December 31, 2011.
The following table reflects the gross unrealized losses and fair values of available for sale investment securities with unrealized losses at December 31, 2013 and 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss and temporarily impaired position. There were no investment securities held to maturity with unrealized losses at December 31, 2013 and 2012.

	12 Months or Less		More Than 12 Months
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale at December 31, 2013:
Obligations of U.S. Government sponsored enterprises and agencies	$20,521	$(473)	$—	$—
Municipal securities	4,131	(170)	—	—
Residential Mortgage backed securities-agency	26,874	(88)	—	—
Total	$51,526	$(731)	$—	$—
Available-for-Sale at December 31, 2012:
Obligations of U.S. Government sponsored enterprises and agencies	$—	$—	$—	$—
Municipal securities	—	—	—	—
Residential Mortgage backed securities-agency	7,428	(36)	—	—
Total	$7,428	$(36)	$—	$—

At December 31, 2013, all of the unrealized losses on investment securities related to interest rate fluctuations. Also, as of December 31, 2013, management does not intend to sell the temporarily impaired securities and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost. Accordingly, as of December 31, 2013, management believes the impairment detailed in the table above is temporary and no impairment loss has been recognized in the Company’s Consolidated Statements of Comprehensive Income.
Investment securities with a carrying value aggregating $124.7 million and $141.9 million at December 31, 2013 and 2012, respectively, were pledged as collateral as shown in the table below.

	December 31,
(in thousands)	2013	2012
Public deposits	$103,475	$98,731
Securities sold under repurchase agreements	21,232	15,641
FHLB advances	—	27,554
Total	$124,707	$141,926
5. Loans Held-for-Sale
Loans held-for-sale at December 31, 2013 and 2012, totaled $187.4 million and $304.1 million, respectively, and are shown in the table below.

	December 31,
(in thousands)	2013	2012
SBA loans	$9,516	$20,986
Real estate—mortgage—residential loans	127,850	253,108
Consumer installment loans	50,000	30,000
Total	$187,366	$304,094

A summary of changes in the loans held-for-sale are presented in the following table.

	For The Year Ended December 31, 2013			For The Year Ended December 31, 2012
(in thousands)	SBA	Mortgage	Consumer	SBA	Mortgage	Consumer
Beginning balance	$20,986	$253,108	$30,000	$12,942	$90,907	$30,000
Originations	38,812	2,521,542	406,832	77,161	2,214,614	220,826
Sales	(50,282)	(2,646,800)	(386,832)	(69,117)	(2,052,413)	(220,826)
Ending Balance	$9,516	$127,850	$50,000	$20,986	$253,108	$30,000

The Company had $97.2 million pledged in residential real estate loans held-for-sale to the FHLB at December 31, 2013. No loans held-for-sale were pledged at December 31, 2012. The Company moved $3.5 million from loans held to sale to the loans held for investment portfolio in December 31, 2013. No loans were transferred in 2012.

6. Loans
Loans outstanding, by class, are summarized in the following table and are presented net of deferred loan fees and costs of $5.1 million at December 31, 2013 and 2012. Non-Covered loans represent existing portfolio loans prior to the FDIC-assisted transactions, loans not covered under the Loss Share Agreements, and additional loans originated subsequent to the FDIC-assisted transactions.

	Non-Covered		Covered
(in thousands)	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Commercial loans	$493,093	$459,902	$37,885	$49,341
SBA loans	134,221	120,693	603	735
Total commercial loans	627,314	580,595	38,488	50,076
Construction loans	92,929	76,304	8,769	13,620
Indirect automobile loans	975,223	930,232	—	—
Installment loans	13,876	17,989	1,486	785
Total consumer loans	989,099	948,221	1,486	785
First mortgage loans	59,075	34,611	1,853	3,174
Second mortgage loans	66,255	60,412	7,769	9,233
Total mortgage loans	125,330	95,023	9,622	12,407
Total loans	$1,834,672	$1,700,143	$58,365	$76,888

Presented in the following table are portfolio loans that were pledged to the FHLB of Atlanta as collateral for borrowings at December 31, 2013 and 2012.

	December 31,
(in thousands)	2013	2012
Commercial real estate loans	$116,529	$106,611
Home equity lines of credit	52,694	52,449
Residential 1-4 family first mortgage loans	23,577	20,444
Total	$192,800	$179,504
Approximately $302 million and $335 million in indirect automobile loans were pledged to the FRB at December 31, 2013 and 2012, respectively, as collateral for potential Discount Window borrowings.
Purchased Credit Impaired ("PCI") Loans:
 The carrying amount of PCI loans at December 31, 2013 and 2012 follows.

	December 31,
(in thousands)	2013	2012
Commercial	$40,060	$52,959
Construction	8,769	13,621
Mortgage	9,997	12,851
Consumer	3,050	2,906
Outstanding Balance	$61,876	$82,337
Accretable yield, or income expected to be collected at December 31, 2013 and 2012, was as follows.

	December 31,
(in thousands)	2013	2012
Beginning Balance	$20,171	$17,061
New loans purchased	—	10,295
Accretion of income	(5,217)	(6,034)
Other activity, net	(909)	(1,151)
Ending Balance	$14,045	$20,171

PCI loans purchased during the year ended December 31, 2012 for which it was probable at acquisition that all contractually required payments would not be collected follows.

December 31,
(in thousands)	2012
Contractually required payments receivable:
Commercial	$44,800
Construction	11,678
Mortgage	4,545
Consumer	1,036
$62,059

Cash flows expected to be collected at acquisition	$57,448
Fair value of acquired loans at acquisition	$47,211
7. Allowance for Loan Loss
A summary of changes in the allowance for loan losses, by loan portfolio segment, for the years ended December 31, 2013, 2012, and 2011 follows in the tables below.

	For the Year Ended December 31, 2013
(in thousands)	Commercial	Construction	Consumer	Mortgage	Covered	Acquired, NonCovered	Unallocated	Total
Beginning balance	$13,965	$7,578	$6,135	$3,122	$1,964	$188	$1,030	$33,982
Charge-offs	(3,820)	(303)	(4,993)	(634)	(300)	(30)	—	(10,080)
Recoveries	425	682	1,757	106	195	—	—	3,165
Net Charge-offs	(3,395)	379	(3,236)	(528)	(105)	(30)	—	(6,915)
Increase in FDIC loss share receivable	—	—	—	—	1,177	—	$—	1,177
Provision for loan losses (1)	6,778	(5,913)	3,511	782	295	120	(133)	5,440
Ending Balance	$17,348	$2,044	$6,410	$3,376	$3,331	$278	$897	$33,684

	For the Year Ended December 31, 2012
(in thousands)	Commercial	Construction	Consumer	Mortgage	Covered	Acquired, Noncovered	Unallocated	Total
Beginning balance	$9,183	$8,262	$6,040	$2,535	$—	$—	$1,936	$27,956
Charge-offs	(1,080)	(3,476)	(4,410)	(653)	(2,630)	(77)	—	(12,326)
Recoveries	61	678	1,193	21	—	—	—	1,953
Net Charge-offs	(1,019)	(2,798)	(3,217)	(632)	(2,630)	(77)	—	(10,373)
Increase in FDIC loss share receivable	—	—	—	—	2,979	—	—	2,979
Provision for loan losses (1)	5,801	2,114	3,312	1,219	1,615	265	(906)	13,420
Ending Balance	$13,965	$7,578	$6,135	$3,122	$1,964	$188	$1,030	$33,982
(1) Provision for loan loss is net of benefit attributable to FDIC loss share receivable

	For the Year Ended December 31, 2011
(in thousands)	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
Beginning balance	$7,532	$9,286	$7,598	$2,570	$1,096	$28,082
Charge-offs	(2,090)	(13,494)	(5,638)	(804)	—	(22,026)
Recoveries	86	596	849	44	—	1,575
Net Charge-offs	(2,004)	(12,898)	(4,789)	(760)	—	(20,451)
Provision for loan losses	3,655	11,874	3,231	725	840	20,325
Ending Balance	$9,183	$8,262	$6,040	$2,535	$1,936	$27,956

The following table presents, by portfolio segment, the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans as of December 31, 2013 and 2012.

	December 31, 2013
(in thousands)	Commercial	Construction	Consumer	Mortgage	Acquired, Covered and Noncovered	Unallocated	Total
Individually evaluated for impairment	$4,644	$625	$315	$1,540	$—	$—	$7,124
Collectively evaluated for impairment	12,704	1,419	6,095	1,836	—	897	22,951
Acquired with deteriorated credit quality	—	—	—	—	3,609	—	$3,609
Total allowance for loan losses	$17,348	$2,044	$6,410	$3,376	3,609	$897	$33,684
Individually evaluated for impairment	$39,527	$11,766	$2,963	$3,840			$58,096
Collectively evaluated for impairment	586,215	81,163	984,572	121,115			1,773,065
Acquired with deteriorated credit quality	40,060	8,769	3,050	9,997			61,876
Total loans	$665,802	$101,698	$990,585	$134,952			$1,893,037

	December 31, 2012
(in thousands)	Commercial	Construction	Consumer	Mortgage	Acquired, Covered and Noncovered	Unallocated	Total
Individually evaluated for impairment	$4,100	$2,426	$325	$1,534	$—	$—	$8,385
Collectively evaluated for impairment	9,865	5,152	5,810	1,588	—	1,030	23,445
Acquired with deteriorated credit quality	—	—	—	—	2,152	—	2,152
Total allowance for loan losses	$13,965	$7,578	$6,135	$3,122	$2,152	$1,030	$33,982
Individually evaluated for impairment	$57,291	$17,127	$3,706	$5,623			$83,747
Collectively evaluated for impairment	520,421	59,176	942,394	88,956			1,610,947
Acquired with deteriorated credit quality	$52,959	$13,621	$2,906	$12,851			$82,337
Total loans	$630,671	$89,924	$949,006	$107,430			$1,777,031

Loans in nonaccrual status totaled approximately $59.6 million, $81.9 million, and $66.7 million at December 31, 2013, 2012, and 2011, respectively. If such non accrual loans had been on a full accrual basis, interest income on these loans would have been approximately $3.4 million, $4.7 million and $2.5 million, in 2013, 2012, and 2011, respectively. Year end nonaccrual loans, segregated by class of loans, are described in the following table.

	Non-Covered		Covered
(in thousands)	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Commercial loans	$10,890	$21,032	$10,094	$10,525
SBA loans	15,385	19,081	—	—
Total commercial loans	26,275	40,113	10,094	10,525
Construction	9,093	9,708	6,193	11,381
Indirect automobile loans	2,362	2,174	—	—
Installment loans	601	476	1,249	659
Total consumer loans	2,963	2,650	1,249	659
First mortgage loans	1,886	3,222	561	1,388
Second mortgage loans	727	2,020	541	223
Total mortgage loans	2,613	5,242	1,102	1,611
Loans	$40,944	$57,713	$18,638	$24,176
      Impaired loans are evaluated based on the present value of expected future cash flows discounted at each loan’s original effective interest rate, or at the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. Impaired loans by class for at December 31, 2013 and 2012 are shown below.

	December 31, 2013			December 31, 2012
(in thousands)	Unpaid Principal	Amortized Cost	Related Allowance	Unpaid Principal	Amortized Cost	Related Allowance
Impaired Loans with Allowance
Commercial loans	$9,501	$9,381	$4,037	$18,581	$18,398	$3,869
SBA loans	9,762	8,079	607	6,968	5,516	231
Construction loans	15,408	10,500	625	20,532	15,484	2,426
Indirect automobile loans	2,364	2,362	13	3,514	3,230	140
Installment loans	461	431	302	1,617	413	185
First mortgage loans	2,270	2,270	805	2,662	2,661	812
Second mortgage loans	879	789	735	834	775	722
Loans	$40,645	$33,812	$7,124	$54,708	$46,477	$8,385

	December 31, 2013			December 31, 2012
(in thousands)	Unpaid Principal	Amortized Cost	Related Allowance	Unpaid Principal	Amortized Cost	Related Allowance
Impaired Loans with No Allowance
Commercial loans	$12,495	$11,522	$—	$14,234	$13,483	$—
SBA loans	12,706	10,545	—	22,906	19,894	—
Construction loans	2,758	1,266	—	2,967	1,643	—
Indirect automobile loans	—	—	—	—	—	—
Installment loans	1,461	170	—	78	63	—
First mortgage loans	725	725	—	847	848	—
Second mortgage loans	62	56	—	1,363	1,339	—
Loans	$30,207	$24,284	$—	$42,395	$37,270	$—

The average impaired loans and interest income recognized for the years ended December 31, 2013, 2012 and 2011 are summarized below.

	For the Year Ended December 31, 2013		For the Year Ended December 31, 2012		For the Year Ended December 31, 2011
(in thousands)	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans
Commercial loans	$24,204	$1,142	$28,734	$627	$16,973	$70
SBA loans	23,451	967	23,162	844	19,497	996
Construction loans	12,569	114	27,152	182	52,307	373
Indirect automobile loans	2,862	141	3,097	119	767	76
Installment loans	644	225	495	121	883	60
First mortgage loans	3,326	43	3,661	27	2,996	58
Second mortgage loans	1,721	92	1,746	52	763	—
Total	$68,777	$2,724	$88,047	$1,972	$94,186	$1,633

The Company uses an asset quality ratings system to assign a numeric indicator of the credit quality and level of existing credit risk inherent in a loan. These ratings are adjusted periodically as the Company becomes aware of changes in the credit quality of the underlying loans. The following are definitions of the asset ratings.

•	Rating #1 - #4 (High - Acceptable Quality) – These categories include loans with good to acceptable business and credit risk

•	Rating #5 (Special Mention) – A special mention asset has potential weaknesses that deserve management’s close attention.

•	Rating #6 (Substandard Assets) – A substandard asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.

•
Rating #7 (Doubtful Assets) – Doubtful assets have all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

•	Rating #8 (Loss Assets) – Loss assets are considered uncollectable and of such little value that their continuance as recorded assets is not warranted.
The table below shows the weighted average asset rating by class at December 31, 2013 and 2012.

	Weighted Average Asset Rating December 31,
	2013	2012
Commercial loans	3.93	3.97
SBA loans	4.40	4.38
Construction loans	4.49	5.01
Indirect automobile loans	3.01	3.02
Installment loans	3.78	3.75
First mortgage loans	3.06	3.11
Second mortgage loans	3.31	3.39
The Company uses FICO scoring to help evaluate the likelihood borrowers will pay their credit obligations as agreed. The weighted-average FICO score for the indirect loan portfolio, included in consumer installment loans, was 733 and 735 at December 31, 2013 and 2012, respectively.

There were no loans greater than 90 days delinquent and still accruing at December 31, 2013 and December 31, 2012. Loans delinquent 30-89 days and troubled debt restructurings accruing interest, segregated by class of loans at December 31, 2013 and 2012, were as follows.

	December 31, 2013		December 31, 2012
(in thousands)	Accruing Delinquent 30-89 Days	Troubled Debt Restructured Loans Accruing	Accruing Delinquent 30-89 Days	Troubled Debt Restructured Loans Accruing
Commercial loans	$2,996	$7,242	$8,817	$6,571
SBA loans	154	2,520	523	2,888
Construction loans	—	1,662	1,603	7,419
Indirect automobile loans	1,711	2,209	2,437	2,729
Installment loans	256	—	407	9
First mortgage loans	2,836	647	1,421	286
Second mortgage loans	58	—	944	—
Total	$8,011	$14,280	$16,152	$19,902

Troubled debt restructurings (“TDRs”), are loans in which the borrower is experiencing financial difficulty and the Company has granted an economic concession to the borrower. Prior to modifying a borrower’s loan terms, the Company performs an evaluation of the borrower’s financial condition and ability to service the loan under the potential modified loan terms. The types of concessions granted are generally interest rate reductions or term extensions. If a loan is accruing at the time of modification, the loan remains on accrual status and is subject to the Company’s charge-off and nonaccrual policies. If a loan is on nonaccrual before it is determined to be a TDR, then the loan remains on nonaccrual. TDRs may be returned to accrual status if there has been at least a six month sustained period of repayment performance by the borrower. Interest income recognition on impaired loans is dependent upon nonaccrual status.
During the years ended December 31, 2013 and 2012, certain loans were modified resulting in TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.
The following table presents loans by class which were modified as TDRs that occurred during the years ended December 31, 2013 and 2012, along with the type of modification.

	Troubled Debt Restructured During the Year Ended December 31, 2013		Troubled Debt Restructured During the Year Ended December 31, 2012
(in thousands)	Interest Rate	Term	Interest Rate	Term
Commercial loans	$214	$707	$507	$1,873
SBA loans	—	—	—	5,647
Construction loans	—	—	8,220	195
Indirect automobile loans	—	1,019	—	3,164
Installment loans	—	96	—	—
First mortgage loans	126	215	—	476
Second mortgage loans	—	143	—	140
Total	$340	$2,180	$8,727	$11,495

The following table presents the amount of loans which were restructured during the years ended December 31, 2013 and December 31, 2012 and subsequently defaulted.

	Troubled Debt Restructured During the last twelve months and Subsequently Defaulting During The Year Ended
(in thousands)	December 31, 2013	December 31, 2012
Commercial loans	$—	$2,089
SBA loans	—	5,523
Construction loans	—	722
Indirect automobile loans	90	542
Installment loans	96	—
First mortgage loans	344	184
Second mortgage loans	16	—
Total	$546	$9,060
Note: A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.
The Company had TDRs with a balance of $25.6 million and $36.0 million at December 31, 2013 and December 31, 2012, respectively. There were charge-offs of TDR loans of $630,000 and $728,000 for the year ended December 31, 2013 and the year ended December 31, 2012, respectively. Charge-offs on such loans are factored into the rolling historical loss rate, which is used in the calculation of the allowance for loan losses. The Company is not committed to lend additional amounts as of December 31, 2013 and December 31, 2012 to customers with outstanding loans that are classified as TDRs.

8. Other Real Estate and Property Acquired in Settlement of Loans
The following table summarizes ORE and personal property acquired in settlement of loans, the latter of which was included within the Other Assets financial statement line item on the Consolidated Balance Sheets at the dates indicated.

	December 31,
(in thousands)	2013	2012
ORE	30,982	$39,756
Personal property acquired in settlement of loans	1,219	1,354
Total	$32,201	$41,110

The following table summarizes the changes in ORE at the periods indicated.

	For the Years Ended
	December 31,
(in thousands)	2013	2012
Beginning Balance	$39,756	$30,526
Plus: Transfers of loans to ORE	22,076	19,889
Plus: ORE in FDIC assisted acquisitions	—	22,734
Less: ORE Sales	(26,787)	(28,680)
Less: Write-downs on ORE	(4,063)	(4,713)
ORE, Ending Balance	$30,982	$39,756
There were write-downs totaling $4.1 million, $4.7 million, and $4.8 million in 2013, 2012, and 2011, respectively on ORE recorded in other expenses in the Consolidated Statements of Comprehensive Income. There were proceeds from sales of $31.2 million, $38.1 million, and $16.2 million from ORE by the Company in 2013, 2012, and 2011, respectively, resulting in net gains on sales of $4.4 million, $3.5 million and $851,000 in 2013, 2012, and 2011, respectively.

ORE consisted of the following:

	Non-Covered		Covered
	December 31,		December 31,
(in thousands)	2013	2012	2013	2012
Commercial	$17,226	$11,074	$1,169	$4,797
Residential	855	5,475	1,817	2,074
Lots	11,047	19,497	5,202	5,013
Gross ORE	29,128	36,046	8,188	11,884
Valuation allowance	(4,337)	(7,071)	(1,997)	(1,103)
Net ORE	$24,791	$28,975	$6,191	$10,781

9. Premises and Equipment
Premises and equipment are summarized as follows at December 31, 2013 and 2012:

	December 31,
(in thousands)	2013	2012
Land	$9,293	$6,864
Buildings and improvements	34,978	31,684
Furniture and equipment	28,622	25,250
Subtotal	72,893	63,798
Less accumulated depreciation and amortization	(28,338)	(26,129)
Premises and equipment, net	$44,555	$37,669
Depreciation and amortization expense totaled $3.5 million, $2.6 million, and $2.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

10. Deposits
The following table summarizes deposit composition at the dates indicated.

	December 31, 2013		December 31, 2012
($ in thousands)	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand deposits	$488,224	22.2%	$381,846	18.5%
Interest-bearing deposits:
Demand and money market	701,556	31.8%	638,582	30.9%
Savings	325,133	14.8%	329,223	15.9%
Time deposits, $100,000 and over	335,160	15.2%	346,743	16.8%
Other time deposits	285,012	12.9%	314,675	15.2%
Brokered deposits	67,367	3.1%	56,942	2.7%
Total deposits	$2,202,452	100.0%	$2,068,011	100.0%
Interest expense on time deposits of $100,000 or more was approximately $3.7 million, $4.1 million, and $4.5 million for the years ended December 31, 2013, 2012, and 2011, respectively.
At December 31, 2013, the aggregate amount of maturities of all time deposits (deposits with stated maturities, consisting primarily of certificates of deposit and IRAs) were as follows.

	December 31, 2013
(in thousands)	Time Deposits $100,000 And Greater	Time Deposits Less Than $100,000	Brokered Deposits	Total Time Deposits
Maturity:
2014	$197,158	$167,952	$—	$365,110
2015	68,064	58,204	43,163	169,431
2016	57,564	45,206	21,764	124,534
2017	8,923	9,682	2,440	21,045
2018	3,451	3,651	—	7,102
Thereafter	—	317	—	317
Total time deposits	$335,160	$285,012	$67,367	$687,539
Brokered deposits obtained through investment banking firms under master certificates totaled $67.4 million, and $56.9 million as of December 31, 2013, and 2012, respectively. The weighted average rate of brokered deposits at December 31,

2013, 2012, and 2011, was 0.84%, 0.91%, and 2.63%, respectively, and related interest expense totaled $554,000, $439,000, and $1.2 million during 2013, 2012, and 2011, respectively.

11. Borrowings
The following schedule details the Company's FHLB borrowings and short-term indebtedness at December 31, 2013 and 2012:

	For the Year Ended December 31,
($ in thousands)	2013	2012
Overnight repurchase agreements primarily with commercial customers at an average rate of 0.14% and 0.22% at December 31, 2013 and 2012	$14,233	$12,160
FHLB Daily Rate Credit Advances with variable interest of:
0.42% matured April 30, 2013	—	36,000
FHLB Fixed Rate Credit Advances:
0.32% matured March 11, 2014	15,000	—
0.31% maturing April 2, 2014	10,000	—
0.41% maturing June 20, 2014	10,000	—
0.41% maturing March 12, 2015	10,000	—
2.90% matured March 11, 2013	—	15,000
1.76% matured July 16, 2013.	—	25,000
FHLB five year European Convertible Advance with interest at 2.40% matured March 12, 2013.	—	5,000
FHLB five year European Convertible Advance with interest at 2.79% matured March 12, 2013.	—	5,000
FHLB five year European Convertible Advance with interest at 2.40% maturing April 3, 2013.	—	2,500
Overnight Federal Funds Purchased at an average rate of 0.23% at December 31, 2012	—	25,000
Total borrowings	$59,233	$125,660
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
At December 31, 2013 and 2012, the Company had a line of credit with the FHLB, set to a percentage of total assets, to borrow additionally up to approximately $119.6 million and $8.3 million, respectively. The increased line of credit at December 31, 2013 is due to the FHLB's initial acceptance of residential mortgage Loans Held-for-Sale as collateral during 2013. Additionally, the Company had approximately $87 million in total unsecured Federal funds lines available with various financial institutions as of December 31, 2013 and 2012. The weighted average rate on short-term borrowings outstanding at December 31, 2013, 2012, and 2011, was 0.30% 1.22%, and 1.30% , respectively.

Subordinated debt is summarized as follows.

	For the Year Ended December 31,
(in thousands)	2013	2012
Subordinated Debt:
Fixed rate 30-year capital pass-through securities redeemed on September 9, 2013 with an interest rate of 10.88%	$—	$10,825
Fixed rate 30-year capital pass-through securities redeemed on September 9, 2013 with an interest rate of 11.05%	—	10,309
Floating rate 30-year capital securities with interest adjusted and paid quarterly at three-month LIBOR plus 3.10%, with a rate at December 31, 2013 and 2012, of 3.35% and 3.41%, respectively, at a redemption price of 100%	15,464	15,464
Floating rate 30-year capital securities with interest adjusted and paid quarterly at three-month LIBOR plus 1.89%, with a rate at December 31, 2013 and 2012, of 2.14% and 2.20%, respectively, at a redemption price of 100%	10,310	10,310
Floating rate 30-year capital securities, interest fixed at 6.62% until September 15, 2012, when the interest rate became variable and adjusted and paid quarterly at three-month LIBOR plus 1.40%, with rate at December 31, 2013 and 2012 of 1.65% and 1.71%, redeemable in whole or part on or after September 15, 2012, at a redemption price of 100%	20,619	20,619
Subordinated debt	$46,393	$67,527
Subordinated debt and other long-term debt note maturities at December 31, 2013, are summarized as follows.

(in thousands)	Amount
2014	$—
2015	10,000
2016	—
2017	—
2018	—
Thereafter	46,393
Total	$56,393
The Company has three business trust subsidiaries that are variable interest entities: Fidelity Southern Statutory Trust I (“FSSTI”), Fidelity Southern Statutory Trust II (“FSSTII”) and Fidelity Southern Statutory Trust III (“FSSTIII”) (collectively, the “Trust Subsidiaries”). During 2003, 2005, and 2007 FSSTI, FSSTII, and FSSTIII, respectively, issued common securities, all of which were purchased and are held by the Company, totaling $1.4 million and are classified by the Company as other assets, and trust preferred securities totaling $45.0 million classified as subordinated debt, which were sold to investors, with 30-year maturities. In addition, the $1.4 million borrowed from the business trust subsidiaries to purchase their respective common securities is classified as subordinated debt. The trust preferred securities are callable by the business trust subsidiaries on or after defined periods. The trust preferred security holders may only terminate the business trusts under defined circumstances such as default, dissolution, or bankruptcy. The trust preferred security holders and other creditors, if any, of each business trust have no recourse to the Company and may only look to the assets of each business trust to satisfy all debts and obligations.
The equity investments in the subsidiaries created to issue the obligations, the obligations themselves, and related dividend income and interest expense are reported on a deconsolidated basis with the investments in the amount of $1.4 million reported as other assets and dividends included as other noninterest income. The obligations, including the amount related to the equity investments, in the amount of $46.4 million are reported as subordinated debt in the Consolidated Balance Sheets, with related interest expense reported as interest expense on subordinated debt in the Consolidated Statements of Comprehensive Income.
There was no indebtedness to directors, executive officers, or principal holders of equity securities in excess of 5.00% of shareholders’ equity at December 31, 2013 or 2012.

12. Income Tax
The components of income tax expense for the years ended December 31, 2013, 2012, and 2011 were as follows.

	December 31,
(in thousands)	2013	2012	2011
Current:
Federal	$11,150	$18,506	$6,425
State	587	754	408
Total current taxes	$11,737	$19,260	$6,833
Deferred:
Federal	$3,088	$(5,351)	$(1,294)
State	252	400	(394)
Total deferred taxes	$3,340	$(4,951)	$(1,688)
Total income tax expense	$15,077	$14,309	$5,145
A reconciliation of income tax expense computed at the statutory federal income tax rate to actual income tax expense is presented in the following table as of December 31, 2013, 2012, and 2011.

	December 31,
	2013		2012		2011
($ in thousands)	Amount	%	Amount	%	Amount	%
Taxes at statutory rate	$14,950	35.0%	$13,872	35.0%	$5,790	35.0%
Increase (reduction) in income taxes resulting from:
State income tax, net of credits and Federal income tax	545	1.3%	750	1.9%	9	0.1%
Cash surrender value of life insurance	(254)	(0.6)%	(250)	(0.6)%	(378)	(2.3)%
Tax exempt interest income	(244)	(0.6)%	(232)	(0.6)%	(245)	(1.5)%
Other, net	80	0.3%	169	0.4%	(31)	(0.2)%
Income tax expense	$15,077	35.4%	$14,309	36.1%	$5,145	31.1%
As of December 31, 2013 and 2012, net deferred income tax assets totaling $19.4 million and $21.1 million, respectively, are recorded on the Company’s Consolidated Balance Sheets as a component of Other Assets. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012, are presented in the table below.

	December 31,
	2013		2012
(in thousands)	Assets	Liabilities	Assets	Liabilities
Allowance for loan losses	$13,041	$—	$12,415	$—
Accelerated depreciation	—	1,806	—	1,726
Deferred loan fees, net	1,849	—	1,842	—
Deferred compensation	2,241	—	1,794	—
Other real estate	4,318	—	5,012	—
Deductible prepaids	—	467	—	282
State tax carryforward	1,058	—	777	—
Unrealized gains on securities available-for-sale	—	593	—	2,173
Reserve for SBA/mortgage loans	1,928	—	2,686	—
Stock benefits/compensation	509	—	226	—
FDIC acquired assets	—	3,261	—	1,256
Other	2,163	1,595	2,752	922
Total	$27,107	$7,722	$27,504	$6,359

Net deferred tax asset	$19,385		$21,145
There is no valuation allowance provided at December 31, 2013 and 2012 for the net deferred tax assets based on management’s belief that it is more likely than not that all net deferred tax asset benefits will be realized. At December 31, 2013, the Company had $1.3 million in gross state tax credit carryforwards which expire as follows: $303,000 in 2017, $801,000 in 2018, $40,000 in 2019, $43,000 in 2020, $40,000 in 2021, $32,000 in 2022 and $32,000 in 2023.

Uncertain Tax Positions
The Company is subject to the possibility of a tax audit in numerous jurisdictions in the U.S. until the applicable expiration of the statutes of limitations. For Federal and state purposes, the Company is no longer subject to tax examinations by tax authorities for tax years before 2010.
The reconciliation of gross unrecognized tax benefits at December 31, 2013, 2012 and 2011 were as follows:

	For the Years Ended
	December 31,
(in thousands)	2013	2012	2011
Beginning balance	$266	$336	$21
Gross decreases due to tax positions in prior periods	(266)	(70)	—
Gross increases due to current period tax positions	—	—	318
Reductions due to expiration of statute of limitations	—	—	(3)
Ending Balance	$—	$266	$336
The Company had accrued approximately $266,000, for the payment of interest at December 31, 2012. For financial accounting purposes, interest and penalties accrued, if any, are classified as other expense in the Consolidated Statements of Comprehensive Income. There are no unrecognized tax benefits at December 31, 2013 or December 31, 2012, that, if recognized, would affect the Company’s effective tax rate.

13. Employee Benefits
The Company maintains a 401(k) defined contribution retirement savings plan (the “Plan”) for employees age 21 or older. Employees’ contributions to the Plan are voluntary. The Company matches 50% of the first 6% of participants’ contributions in FSC common stock, which is immediately transferable. For the years ended December 31, 2013, 2012, and 2011, the Company contributed $1.4 million, $1.4 million, and $896,000 respectively, net of forfeitures, to the Plan.
The Fidelity Southern Corporation Equity Incentive Plan (the “2006 Incentive Plan”), permits the grant of stock options, stock appreciation rights, restricted stock, and other incentive awards (“Incentive Awards”). The maximum number of shares of common stock that may be issued under the 2006 Incentive Plan is 5,000,000 shares, all of which may be stock options. Generally, no award shall be exercisable or become vested or payable more than 10 years after the date of grant. Options granted under the 2006 Incentive Plan have four year terms and vest ratably over three years of continued employment. There were 360,000 and 195,000 options granted during 2013 and 2012 and no options granted in 2011 under the 2006 Incentive Plan.
During 2013 and 2012, the Company recorded a charge of $53,000 and $42,000 related to 3,057 and 7,712 incentive shares awarded to numerous individuals based on longevity. These shares were immediately vested. On July 18, 2013, Fidelity granted 113,648 restricted shares of common stock at $13.74, the market price of the stock on the grant date under the 2006 Equity Incentive Plan that vest equally over the three years. On January 19, 2012, Fidelity granted 400,000 restricted shares of common stock under the 2006 Equity Incentive Plan. The stock was granted at $6.15 per share. 350,000 shares of the restricted stock vest 20% per year for the next five years, while 50,000 shares vest 40% after two years and then 20% per year through five years. All current year restricted stock grants will be fully vested after January 19, 2017. Incentive awards available under the 2006 Incentive Plan totaled 3,392,747 shares at December 31, 2013.
The per share weighted fair value of stock options is calculated using the Black-Scholes option pricing model. Expected volatilities are based on implied volatilities from historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. All option grantees are considered one group for valuation purposes. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair values of the options granted were based upon the discounted value of future cash flows of options using the following assumptions for 2013 and 2012. No options were granted in 2011.

	For the Years Ended December 31,
	2013	2012
Risk-free rate	0.98%	0.615%
Expected term of the options	4 years	4 years
Expected forfeiture	5.00%	4.00%
Expected dividends	2.87%	1.30%
Expected volatility	0.4772	0.6987

A summary of stock option activity under the 2006 Incentive Plan as of December 31, 2013, 2012, and 2011, and changes during the years then ended presented below:

	For the Year Ended December 31,
	2013				2012
	Number of share options	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted Average Remaining Contractual Life (Years)	Number of share options	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted Average Remaining Contractual Life (Years)
Outstanding at beginning of year	377,838	$6.15	$849		370,905	$5.30	$328
Granted	360,000	13.94			195,000	8.08
Exercised	(192,840)	4.68	1,341		(166,162)	4.60	791
Forfeited	—	—			(21,905)	16.44
Outstanding at end of year	544,998	$11.82	2,573	5.53	377,838	$6.15	1,166	2.61
Options exercisable at end of year	55,004	$7.88	476	3.61	182,838	$4.60	849	0.56

	For the Year Ended December 31, 2011
	Number of share options	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted Average Remaining Contractual Life (Years)
Outstanding at beginning of year	492,239	$8.59	$328
Granted	—	—
Exercised	(334)	8.57	1
Forfeited	(121,000)	18.70
Outstanding at end of year	370,905	$5.30	328	1.50
Options exercisable at end of year	370,905	$5.30	328	1.50
(1)Aggregate intrinsic value is in thousands.

The Company realized a tax benefit of $452,000 and $248,000 from options exercised during the year ending December 31, 2013. and 2012. There were no tax benefits realized from option expenses during the years ended December 31, 2011.
A summary of the status of the Company’s nonvested restricted stock as of December 31, 2013, 2012, and 2011 and changes during the year then ended is presented below.

	For the Year Ended December 31,
	2013		2012		2011
	Number of shares of Restricted Stock	Weighted Average Grant Price	Number of shares of Restricted Stock	Weighted Average Grant Price	Number of shares of Restricted Stock	Weighted Average Grant Price
Nonvested restricted stock at beginning of year	486,447	$5.86	144,078	$4.50	154,078	$4.50
Granted	113,648	13.74	400,000	6.15	—	—
Vested	(101,872)	5.48	(57,631)	4.50	—	—
Forfeited	—	—	—	—	(10,000)	4.50
Nonvested restricted stock at end of year	498,223	$7.67	486,447	$5.86	144,078	$4.50
As of December 31, 2013, there was $2.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2006 Incentive Plan. The cost is expected to be recognized over a weighted average period of 2.7 years. The total fair value of shares vested during the years ended December 31, 2013, 2012, and 2011 was $558,000, $259,000, and $0, respectively. The Company has a policy of issuing shares from the Company’s authorized and unissued shares to satisfy share option exercises.

14. Commitments and Contingencies

The approximate future minimum rental commitment as of December 31, 2013, for all noncancellable leases with initial or remaining terms of one year or more are shown in the following table.

(in thousands)	Amount
2014	$3,594
2015	3,084
2016	2,885
2017	2,726
2018	3,177
Thereafter	8,354
Total	$23,820
Rental expense for all leases amounted to $3.5 million, $3.2 million, and $2.9 million in 2013, 2012, and 2011, respectively.
Due to the nature of their activities, the Company and its subsidiaries are at times engaged in various legal proceedings that arise in the normal course of business, some of which were outstanding at December 31, 2013. Although the ultimate outcome of all claims and lawsuits outstanding, as of December 31, 2013 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our results of operations or financial condition.
The FRB requires that banks maintain cash on hand and reserves in the form of average deposit balances at the FRB based on the Bank’s average deposits. At December 31, 2013 the available credits exceeded the reserve requirement and only minimal balances were maintained to provide a positive reserve balance.

15. Shareholders' Equity
On June 10, 2013, the Company closed its $60.0 million public offering of common stock at $12.00 per share, and on June 18, 2013, the underwriters exercised their option of the allotment shares for an additional $9.0 million in capital. The proceeds from that offering were used as follows: on August 30, 2013, the Company redeemed all of the $48.2 million in shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, originally issued to the U.S. Department of the Treasury under the Troubled Asset Relief Program Capital Purchase Program; and on September 9, 2013, the Company redeemed two series of its trust preferred securities with an aggregate outstanding principal amount of $20.5 million.
On December 19, 2008, as part of the Treasury’s Capital Purchase Program, Fidelity entered into a Letter Agreement (“Letter Agreement”) and a Securities Purchase Agreement – Standard Terms with the Treasury, pursuant to which Fidelity agreed to issue and sell, and the Treasury agreed to purchase (1) 48,200 shares (the “Preferred Shares”) of Fidelity’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and (2) a ten-year warrant (the “Warrant”) to purchase up to 2,612,973 shares of the Company’s common stock, no par value (“Common Stock”), at an exercise price of $2.77 per share, as adjusted for stock dividends, for an aggregate purchase price of $48.2 million in cash. On June 27, 2012, the U.S. Treasury sold all of its shares of the Company’s Preferred Stock in a public offering as part of a modified Dutch auction process. The Company did not receive any proceeds from this auction.
Generally, dividends that may be paid by the Bank to FSC are subject to certain regulatory limitations. In particular, under Georgia banking law applicable to Georgia state chartered commercial banks such as the Bank, the approval of the GDBF will be required if the total of all dividends declared in any calendar year by the Bank exceeds 50% of the Bank’s net profits for the prior year or if certain other provisions relating to classified assets and capital adequacy are not met. At December 31, 2013, and 2012, the Bank’s total shareholders’ equity was $258.8 million and $232.1 million, respectively. FSC invested no capital in the Bank during 2013 and 2012 in the form of capital infusions.
Also, under current Federal regulations, the Bank is limited in the amount it may loan to its non-bank affiliates, including FSC. As of December 31, 2013 and 2012, there were no loans outstanding from the Bank to FSC.

Earnings per share were calculated as follows:

	For the Years Ended December 31,
(in thousands, except per share data)	2013	2012	2011
Net income	$27,638	$25,327	$11,398
Less dividends on preferred stock and accretion of discount	(2,463)	(3,293)	(3,293)
Net income available to shareholders	$25,175	$22,034	$8,105
Average common shares outstanding	18,204	13,807	12,106
Effect of stock dividends	432	1,184	1,463
Average common shares outstanding – basic	18,636	14,991	13,569
Dilutive stock options and warrants	2,098	1,759	1,434
Average common shares outstanding – dilutive	20,734	16,750	15,003
Earnings per share – basic	$1.35	$1.47	$0.60
Earnings per share – diluted	$1.21	$1.32	$0.54
Average number of common shares for 2013, 2012, and 2011 includes participating securities related to unvested restricted stock awards.
Stock dividends declared, by quarter, for the years ended December 31, 2013, 2012, and 2011 were as follows.

For the Years Ended December 31,
	2013	2012	2011
First quarter	1 for 100	1 for 60	1 for 200
Second quarter	1 for 120	1 for 60	1 for 200
Third quarter	1 for 170	1 for 60	None
Fourth quarter	1 for 210	1 for 100	None
Basic and diluted EPS for prior years have been retroactively adjusted to reflect these stock dividends as shown below.

	2012	2011
Basic EPS, previously reported	$1.51	$0.62
Effect of stock dividends	(0.04)	(0.02)
Restated basic EPS	$1.47	$0.60
Diluted EPS, previously reported	1.34	0.56
Effect of stock dividends	(0.02)	(0.02)
Restated dilutive EPS	$1.32	$0.54
There were no anti-dilutive options or warrants for the years ended December 31, 2013, 2012 and 2011.

16. Fair Value of Financial Instruments
The Company reports the fair value of its financial assets and liabilities based on three levels of the fair value hierarchy as described below:
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
Mortgage Loans Held-for-Sale
The Company records mortgage loans held-for-sale at fair value. The Company chose to fair value these mortgage loans held-for-sale in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value. Specifically, origination fees and costs, which had previously been deferred and previously recognized as part of the gain/loss on sale of the loans, are now recognized in earnings at the time of origination. Interest income on mortgage loans held-for-sale is recorded on an accrual basis in the Consolidated Statement of Comprehensive Income under the heading “Interest income-loans, including fees.” The servicing value is included in the fair value of the mortgage loan held-for-sale and initially recognized at the time the Company enters into Interest Rate Lock Commitments (“IRLCs”) with borrowers. The mark to market adjustments related to loans held-for-sale and the associated economic hedges are reported in mortgage banking activities in the Statement of Comprehensive Income.
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
The Company classifies IRLCs on residential mortgage loans held-for-sale, which are derivatives under in ASC 815-10-15, on a gross basis within other liabilities or other assets. The fair value of these commitments, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on both the Company’s historical data and the current interest rate environment and reflect the Company’s best estimate of the likelihood that a commitment will ultimately result in a closed loan. The loan servicing value is also included in the fair value of IRLCs. Because these inputs are not transparent in market trades, IRLCs are considered to be Level 3 assets.
Derivative instruments are primarily transacted in the secondary mortgage and institutional dealer markets and priced with observable market assumptions at a mid-market valuation point, with appropriate valuation adjustments for liquidity and credit risk. For purposes of valuation adjustments to its derivative positions, the Company has evaluated liquidity premiums that may be demanded by market participants, as well as the credit risk of its counterparties and its own credit if applicable. To date, no material losses due to a counterparty’s inability to pay any net uncollateralized position has occurred.
The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumption used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument. Because mortgage loans held-for-sale are sold within a few weeks of origination, it is unlikely to demonstrate any of the credit weaknesses discussed above and as a result, there were no credit related adjustments to fair value at December 31, 2013 and 2012.
The following tables present financial assets measured at fair value at December 31, 2013 and 2012 on a recurring basis and the change in fair value for those specific financial instruments in which fair value has been elected. There were no transfers between Level 1, 2, and 3. The changes in the fair value of economic hedges were also recorded in mortgage banking activities and are designed to partially offset the change in fair value of the financial instruments referenced in the tables below.

(in thousands)	Assets Measured at Fair Value December 31, 2013	Fair Value Measurements at December 31, 2013
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government sponsored enterprises and agencies	$21,039	$—	$21,039	$—
Municipal securities	14,769	—	14,769	—
Residential mortgage-backed securities – Agency	133,057	—	133,057	—
Mortgage loans held-for-sale	127,850	—	127,850	—
Other Assets(1)	3,271	—	—	3,271
Other Liabilities(1)	(156)	—	—	(156)

(in thousands)	Assets Measured at Fair Value December 31, 2012	Fair Value Measurements at December 31, 2012
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government sponsored enterprises and agencies	$10,480	$—	$10,480	$—
Municipal securities	19,429	—	19,429	—
Residential mortgage-backed securities – Agency	124,638	—	124,638	—
Mortgage loans held-for-sale	253,108	—	253,108	—
Other Assets(1)	4,864	—	—	4,864
Other Liabilities(1)	(1,053)	—	—	(1,053)

(1)	This amount includes mortgage related interest rate lock commitments and derivative financial instruments to hedge interest rate risk. Interest rate lock commitments were recorded on a gross basis.

The fair value (loss) gain related to mortgage banking activities for items measured at fair value pursuant to election of fair value option was $(5.0) million, $2.4 million, and $4.6 million at December 31, 2013, 2012, and 2011, respectively.
The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2013 and 2012.

	Year Ended December 31,
	2013		2012
(in thousands)	Other Assets (1)	Other Liabilities (1)	Other Assets (1)	Other Liabilities (1)
Beginning Balance	$4,864	$(1,053)	$3,612	$(1,528)
Total gains (losses) included in earnings:(2)
Issuances	34,531	(7,865)	47,298	(18,390)
Settlements and closed loans	(15,677)	—	(26,886)	—
Expirations	(20,447)	8,762	(19,160)	18,865
Total gains (losses) included in other comprehensive income	—	—	—	—
Ending Balance(3)	$3,271	$(156)	$4,864	$(1,053)

(1)	Includes Mortgage related interest rate lock commitments and derivative financial instruments entered into to hedge interest rate risk.

(2)	Amounts included in earnings are recorded in mortgage banking activities.

(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.
The following table presents the assets that are measured at fair value on a nonrecurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial position at December 31, 2013 and 2012.

	Fair Value Measurements at December 31, 2013
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Valuation Allowance
Impaired loans	$19,676	$—	$—	$19,676	$(2,915)
ORE	12,779	—	—	12,779	(2,352)
Mortgage servicing rights(1)	22,779	—	—	22,779	(3,096)
SBA servicing rights(1)	4,140	—	—	4,140	(2,214)

	Fair Value Measurements at December 31, 2012
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Valuation Allowance
Impaired loans	$49,837	$—	$—	$49,837	$(5,388)
ORE	12,907	—	—	12,907	(3,618)
Mortgage servicing rights (1)	23,020	—	—	23,020	(5,070)
SBA servicing rights (1)	108	—	—	108	(339)
(1) The fair value for servicing rights represents the value of the impaired strata with impairment or recoveries on previous valuation allowances
Quantitative Information about Level 3 Fair Value Measurements

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities:

($ in thousands)	Fair Value at December 31, 2013	Valuation Technique	Unobservable Inputs	Range/ Weighted Average
Nonrecurring:
Impaired loans	$19,676	Discounted appraisals	Collateral discounts	NM
Other Real Estate	12,779	Discounted appraisals	Collateral discounts	NM
Mortgage Servicing Rights	22,779	Discounted cash flows	Discount Rate Prepayment Speeds	10.00% - 12.75% 6.33% - 17.33%
SBA Servicing Rights	4,140	Discounted cash flows	Discount Rate Prepayment Speeds	13.5% 5.94%
Recurring:
IRLCs	3,271	Pricing Model	Pull-through Rate	71.00%-80.00%
Forward commitments	(156)	Investor Pricing	Pricing spreads	101.10%-106.14%

($ in thousands)	Fair Value at December 31, 2012	Valuation Technique	Unobservable Inputs	Range/ Weighted Average
Nonrecurring:
Impaired loans	$49,837	Discounted appraisals	Collateral discounts	NM
Other Real Estate	12,907	Discounted appraisals	Collateral discounts	NM
Mortgage Servicing Rights	23,020	Discounted cash flows	Discount Rate Prepayment Speeds	8.50% - 11.25% 10.15% - 22.65%
SBA Servicing Rights	108	Discounted cash flows	Discount Rate Prepayment Speeds	4.92% 3.80%
Recurring:
IRLCs	4,864	Pricing Model	Pull-through Rate	64.00% - 80.00%
Forward commitments	(1,053)	Investor Pricing	Pricing spreads	104.30%-106.60%
NM - Not Meaningful
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
SBA servicing rights are initially recorded at fair value when loans are sold service retained. These assets are then amortized in proportion to and over the period of estimated net servicing income. On a quarterly basis these servicing assets are assessed for impairment based on fair value. Management determines fair value by stratifying the servicing portfolio into homogeneous subsets with unique behavior characteristics, converting those characteristics into income and expense streams, adjusting those streams for prepayments, present valuing the adjusted streams, and combining the present values into a total. If the cost basis of any loan stratification tranche is higher than the present value of the tranche, an impairment is recorded. See Note 19 for additional disclosures related to assumptions used in the fair value calculation for SBA servicing rights.
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
The significant unobservable input used in the fair value measurement of the Company's IRLCs is the pull-through rate, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. Generally, the fair value of an IRLC is positive (negative) if the prevailing interest rate is lower (higher) than the IRLC rate. Therefore, an increase in the pull-through rate (i.e., higher percentage of loans are estimated to close) will result in the fair value of the IRLC to increase if in a gain position, or decrease if in a loss position. The closing ratio is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock. The closing ratio is computed by our secondary marketing system using historical data and the ratio is periodically reviewed by the Company's Secondary Marketing Department of the Mortgage Banking Division for reasonableness.
Forward commitments are instruments that are used to hedge the value of the IRLC's and mortgage loans held-for-sale. Primarily forward commitments are made up of Federal National Mortgage Association (“FNMA”) 30 year and 15 year fixed rate mortgage backed securities (“MBS”) and to a lesser extent Government Mortgage Association ("GNMA") 30 year and 15 year fices rate mortgage backed securities, collectively ("MBS") forward commitments. A MBS forward commitment is an agreement to sell A MBS security at a n agreed up principal and interest rate pass through at a specific date in the future. forward commitments. A FNMA MBS forward commitment is an agreement to sell a FNMA MBS security at an agreed up principal and interest rate pass-through at a specific date in the future. The Company also takes investor commitments to sell a loan or pool of newly originated loans to an investor for an agreed upon price for delivery in the future. This type of forward commitment is also known as a mandatory commitment. Generally, the fair value of a forward is positive (negative) if the prevailing interest rate is lower (higher) than the current commitment interest rate. The value of these commitments is ultimately determined by the investor that sold the commitment and represents a significant unobservable input used in the fair value measurement of the Company's fair value of forward commitments.
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
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held-for-sale for which the fair value option has been elected as of December 31, 2013 and 2012. The table also includes the difference between aggregate fair value There were no loans held-for-sale measured under FVO that are 90 days or more past due or in nonaccrual status.

	December 31, 2013			December 31, 2012
(in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance Under FVO	Fair value over/(under) unpaid principal	Aggregate Fair Value	Aggregate Unpaid Principal Balance Under FVO	Fair value over/(under) unpaid principal
Loans held-for-sale	$127,850	$127,759	$92	$253,108	$248,036	$5,072

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

	Fair Value Measurements at December 31, 2013
(in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Instruments (Assets):
Cash and cash equivalents	$116,559	$116,559	$116,559	$—	$—
Investment securities available-for-sale	168,865	168,865	—	168,865	—
Investment securities held-to-maturity	4,051	4,437	—	4,437	—
Total loans	2,046,719	2,017,671	—	127,850	1,889,821
Financial Instruments (Liabilities):
Noninterest-bearing demand deposits	$488,224	$488,224	$—	$—	$488,224
Interest-bearing deposits	1,714,228	1,719,562	—	—	1,719,562
Other Borrowings	59,233	59,233	—	59,233	—
Subordinated debt	46,393	45,737	—	45,737	—

	Fair Value Measurements at December 31, 2012
(in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Instruments (Assets):
Cash and cash equivalents	$49,020	$49,020	$49,020	$—	$—
Investment securities available-for-sale	154,367	154,367	—	154,367	—
Investment securities held-to-maturity	6,162	6,723	—	6,723	—
Total loans	2,047,143	2,009,277	—	253,108	1,756,169
Financial Instruments (Liabilities):
Noninterest-bearing demand deposits	$381,846	$381,846	$—	$—	$381,846
Interest-bearing deposits	1,686,165	1,693,579	—	—	1,693,579
Other Borrowings	125,660	125,984	—	125,984	—
Subordinated debt	67,527	70,085	—	70,085	—
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
For off-balance sheet instruments, fair values are based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing for loan commitments and letters of credit. Fees related to these instruments were immaterial at December 31, 2013 and 2012, and the carrying amounts represent a reasonable approximation of their fair values. Loan commitments, letters and lines of credit, and similar obligations typically have variable interest rates and clauses that deny funding if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the foregoing schedule.
This presentation excludes certain financial instruments and all non-financial instruments. The disclosures also do not include certain intangible assets, such as customer relationships and deposit base intangibles. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.
Netting of Financial Instruments
Overnight repurchase agreements consist primarily of balances in the transaction accounts of commercial customers swept nightly to an overnight investment account. All short-term repurchase agreements are collateralized with investment securities having a market value that approximates the balance borrowed. Overnight repurchase agreements are not subject to offset. As of December 31, 2013, the Company had $14.2 million in short-term repurchase agreements as presented in the Consolidated Balance Sheet as of December 31, 2013, with securities of $21.2 million pledged, with a net position of $7.0 million. There are no derivative contracts subject to master netting agreements or are offset.

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
Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.
Standby and import letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral supporting those commitments as deemed necessary.
The Company has undertaken certain guarantee obligations for commitments to extend credit and letters of credit that have certain characteristics. As noted in Note 16 to the consolidated financial statements, the fair value of credit and letters of credit are insignificant to the Company.
Financial instruments with off-balance sheet risk at December 31, 2013 and 2012, are summarized in the following table.

	December 31,
(in thousands)	2013	2012
Loan commitments:
Commercial real estate, construction and land development	$54,247	$55,533
Commercial	87,978	71,618
SBA	5,364	8,066
Home equity	46,888	44,359
Mortgage loans	122,343	293,535
Lines of credit	2,779	2,564
Standby letters of credit and bankers acceptances	1,590	4,552
Total loan commitments	$321,189	$480,227

18. Derivative Financial Instruments

The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. The risk management program includes the use of forward contracts and other derivatives that are recorded in the financial statements at fair value and are used to offset changes in value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts to economically hedge risks associated with overall price risk related to IRLCs and mortgage loans held-for-sale carried at fair value under ASC 825-10-25. Fair value changes occur as a result of interest rate movements as well as changes in the value of the associated servicing. Derivative instruments used include forward sale commitments and IRLCs. All derivatives are carried at fair value in the Consolidated Balance Sheets in other assets or other liabilities. A gross (loss) gain of ($697,000) and $1.7 million for the year ended December 31, 2013 and 2012 associated with the forward sales commitments and IRLCs are recorded in the Consolidated Statements of Comprehensive Income in mortgage banking activities.
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
Credit and Market Risk Associated with Derivatives
Derivatives expose the Company to credit risk. If the counterparty fails to perform, most counterparties are government sponsored enterprises, the credit risk at that time would be equal to the net derivative asset position, if any, for that counterparty. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high quality counterparties that are reviewed periodically by the Company’s Risk Management area.
The Company’s derivative positions as of December 31, 2013 and 2012 were as follows.

	Contract or Notional Amount
	December 31,
(in thousands)	2013	2012
Forward rate commitments	$240,574	$489,179
Interest rate lock commitments	122,343	258,981
Total derivatives contracts	$362,917	$748,160

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
At December 31, 2013, and 2012 the total fair value of servicing for mortgage loans was $53.7 million and $23.2 million respectively. The fair value of servicing for SBA loans at December 31, 2013 and 2012 was $4.7 million, and $7.2 million, respectively. To estimate the fair values of these servicing assets, consideration was given to dealer indications of market value, where applicable, as well as the results of discounted cash flow models using key assumptions and inputs for prepayment rates, credit losses, and discount rates. Carrying value of these servicing assets are shown on the following table.

	December 31,
(in thousands)	2013	2012
Mortgage servicing	$46,785	$23,085
SBA servicing	4,529	6,192
Indirect servicing	1,888	967
	$53,202	$30,244
The two primary classes of loan servicing rights for which the Company separately manages the economic risks are residential mortgage and SBA. Residential mortgage servicing rights and SBA loan servicing rights are initially recorded at fair value and then accounted for at the lower of cost or market and amortized in proportion to, and over the estimated period that net servicing income is expected to be received based on projections of the amount and timing of estimated future net cash flows. The amount and timing of estimated future net cash flows are updated based on actual results and updated projections. Fidelity at least quarterly evaluates its loan servicing rights for impairment.
Residential Mortgage Loans
The Company typically sells first lien residential mortgage loans to third party investors including Fannie Mae, Freddie Mac and Ginnie Mae. Certain of these loans are exchanged for cash and servicing rights, which generate servicing assets for the Company. The servicing assets are recorded initially at fair value. As seller, the Company has made certain standard representations and warranties with respect to the originally transferred loans. The Company estimates its reserves under such arrangements predominantly based on prior experience. To date, the Company’s actual buy-backs as well as asserted claims under these provisions have been de minimis.
During 2013 and 2012, Fidelity sold residential mortgage loans with unpaid principal balances of $2.2 billion and $1.7 billion, respectively on which Fidelity retained the related mortgage servicing rights (MSRs) and receives servicing fees. At December 31, 2013 and 2012 the approximate weighted average servicing fee was 0.25% of the outstanding balance of the residential mortgage loans. The weighted average coupon interest rate on the portfolio of mortgage loans serviced for others was 3.88% and 3.99% at December 31, 2013 and 2012, respectively.
The table below is an analysis of the activity in the Company’s residential MSR and impairment for the years ended December 31, 2013 and 2012:

	For the Years Ended December 31,
(in thousands)	2013	2012
Residential Mortgage Servicing Rights
Carrying value January 1	$23,085	$11,456
Additions	27,823	18,184
Amortization	(6,064)	(4,270)
Recovery (impairment), net	1,941	(2,285)
Carrying value, December 31	$46,785	$23,085

	For the Years Ended December 31,
(in thousands)	2013	2012
Residential Mortgage Servicing Impairment
Balance, January 1	$5,070	$2,785
Additions	2,719	4,702
Recoveries	(4,660)	(2,417)
Balance, December 31	$3,129	$5,070
The Company uses assumptions and estimates in determining the impairment of capitalized MSRs. These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by market participants to value and bid MSRs available for sale in the market. At December 31, 2013, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the accompanying table.

($ in thousands)	December 31, 2013
Residential Mortgage Servicing Rights
Fair Value of Residential Mortgage Servicing Rights	$53,742
Composition of Residential Loans Serviced for Others:
Fixed-rate mortgage loans	99.60%
Adjustable-rate mortgage loans	0.40%
Total	100.00%
Weighted Average Remaining Term (years)	26
Prepayment Speed	7.33%
Effect on fair value of a 10% increase	$(1,449)
Effect on fair value of a 20% increase	(2,830)
Weighted Average Discount Rate	10.14%
Effect on fair value of a 10% increase	$(2,012)
Effect on fair value of a 20% increase	(3,880)
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
Information about the asset quality of mortgage loans managed by the Company at and for the year ended December 31, 2013 is shown in the following table.

(in thousands)	December 31, 2013			Year ended December 31, 2013
	Unpaid Principal	Delinquent (days)		Charge-offs
		30 to 89	90+
Mortgage Loan Servicing Portfolio	$4,371,071	$9,378	$1,971	$—
Mortgage Loans Held-for-Sale	127,759	—	—	—
Mortgage Loans Held-for-Investment	56,989	1,318	—	498
Total Residential Mortgages Serviced	$4,555,819	$10,696	$1,971	$498
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
During 2013 and 2012, Fidelity sold SBA loans with unpaid principal balances of $48.8 million and $64.0 million, respectively. Fidelity retained the related loan servicing rights and receives servicing fees. At December 31, 2013 and 2012, the approximate weighted average servicing fee was 0.88% and 0.86%, respectively, of the outstanding balance of the SBA loans. The weighted average coupon interest rate on the portfolio of loans serviced for others was 5.69% and 5.82% at December 31, 2013, and 2012, respectively.
The following table is an analysis of the activity in Fidelity’s SBA loan servicing rights and impairment for the years ended December 31, 2013 and 2012.

	For the Years Ended December 31,
(in thousands)	2013	2012
SBA Loan Servicing Rights
Carrying value, January 1	$6,192	$5,736
Additions	1,834	1,646
Amortization	(1,618)	(1,064)
Impairment, Net	(1,879)	(126)
Carrying value, December 31	$4,529	$6,192

	For the Years Ended December 31,
(in thousands)	2013	2012
SBA Servicing Rights Impairment
Balance, January 1	$339	$213
Additions	2,800	508
Recoveries	(921)	(382)
Balance, December 31	$2,218	$339
SBA loan servicing rights are recorded on the Consolidated Balance Sheet at the lower of cost or market and are amortized in proportion to, and over the estimated period that, net servicing income is expected to be received based on projections of the amount and timing of estimated future net cash flows. The amount and timing of estimated future net cash flows are updated based on actual results and updated projections. Fidelity at least quarterly evaluates its loan servicing rights for impairment.
The Company uses assumptions and estimates in determining the impairment of SBA loan servicing rights. These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by market participants to value and bid servicing rights available for sale in the market. At December 31, 2013, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the accompanying table.

($ in thousands)	December 31, 2013
SBA Loan Servicing Rights
Fair Value of SBA Loan Servicing Rights	$4,691
Composition of SBA Loans Serviced for Others:
Fixed-rate SBA loans	—%
Adjustable-rate SBA loans	100.00%
Total	100.00%
Weighted Average Remaining Term (years)	20.8
Prepayment Speed	5.94%
Effect on fair value of a 10% increase	$(92)
Effect on fair value of a 20% increase	(181)
Weighted Average Discount Rate	13.50%
Effect on fair value of a 10% increase	$(205)
Effect on fair value of a 20% increase	(394)
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
Information about the asset quality of SBA loans managed by Fidelity is shown in the following table.

	December 31, 2013			Year ended December 31, 2013
	Unpaid Principal	Delinquent (days)
(in thousands)		30 to 89	90+	Charge-offs
SBA Loans Servicing Portfolio	$214,215	$1,404	$3,130	$—
SBA Loans Held-for-Sale	9,516	—	—	—
SBA Loans Held-for-Investment	134,875	1,064	14,429	889
Total SBA Loans Serviced	$358,606	$2,468	$17,559	$889

Indirect Loans
The Company purchases, on a nonrecourse basis, consumer installment contracts secured by new and used vehicles purchased by consumers from franchised motor vehicle dealers and selected independent dealers located throughout the Southeast. A portion of the indirect automobile loans the Company originates is sold with servicing retained. Certain of these loans are exchanged for cash and servicing rights, which generate servicing assets for the Company. The servicing assets are recorded initially at fair value. As seller, the Company has made certain standard representations and warranties with respect to the originally transferred loans. The amount of loans repurchased has been de minimis.
A summary of loans the bank is servicing is presented in the following table:

	For the Year Ended December 31,
($ in thousands)	2013	2012	2011
Indirect Servicing
Loan count	30,772	22,409	16,454
Total	$523,000	$318,000	$206,000

SBA Servicing
Loan count	331	266	254
Total	$214,240	$209,900	$172,000

Residential Mortgage Servicing
Loan count	19,965	11,967	6,071
Total	$4,370,000	$2,606,364	$1,300,000

20. Other Operating Income and Other Operating Expenses
Other Income and other expenses for the years ended December 31, 2013, 2012, and 2011, consisted of the following.

	Years Ended December 31,
(In thousands)	2013	2012	2011
Other Operating Income:
Gain on the sale of ORE	$4,374	$3,521	$851
Gain on acquisitions	—	4,218	1,527
Other operating income	3,775	2,872	895
Total	$8,149	$10,611	$3,273
Other Operating Expenses:
Professional and other services	$9,858	$8,257	$5,690
Cost of operation of other real estate	6,508	8,777	7,896
FDIC insurance premium	2,087	1,917	2,581
Employee expenses	2,436	1,747	1,029
Lending expenses	4,366	2,867	1,941
Other operating expenses	11,232	10,284	9,023
Total	$36,487	$33,849	$28,160

21. Condensed Financial Information of Fidelity Southern Corporation (Parent Company Only)
Financial information pertaining only to Fidelity Southern Corporation is as follows:

Condensed Balance Sheets

	December 31,
(in thousands)	2013	2012
Assets:
Cash	$10,267	$15,289
Land	109	109
Investment in bank subsidiary	258,786	232,115
Investments in and amounts due from non-bank subsidiaries	3,026	3,034
Subordinated loans to subsidiaries	10,000	10,000
Other assets	525	1,078
Total assets	$282,713	$261,625
Liabilities:
Subordinated debt	$46,393	$67,527
Other liabilities	90	1,210
Total liabilities	46,483	68,737
Shareholders’ Equity:
Preferred stock	—	47,344
Common stock	158,153	82,499
Accumulated other comprehensive gain, net of tax	968	3,545
Retained earnings	77,109	59,500
Total shareholders’ equity	236,230	192,888
Total liabilities and shareholders’ equity	$282,713	$261,625

Condensed Statements of Income

	Years Ended December 31,
(in thousands)	2013	2012	2011
Interest Income:
Deposits in bank	$109	$58	$48
Subordinated loan to bank	343	363	345
Total interest income	452	421	393
Interest Expense – Long-term debt	2,716	4,226	4,477
Net Interest Expense	(2,264)	(3,805)	(4,084)
Noninterest Income:
Lease income	65	65	65
Management fees	1,556	793	929
Other	105	126	136
Total noninterest income	1,726	984	1,130
Noninterest Expense	2,450	1,170	886
Loss before income taxes and equity in undistributed income of subsidiaries	(2,988)	(3,991)	(3,840)
Income tax benefit	(1,118)	(1,516)	(1,516)
Loss before equity in undistributed income of subsidiaries	(1,870)	(2,475)	(2,324)
Equity in undistributed income of subsidiaries	29,508	27,802	13,722
Net Income	$27,638	$25,327	$11,398

Condensed Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2013	2012	2011
Operating Activities:
Net income	$27,638	$25,327	$11,398
Equity in undistributed income of subsidiaries	(29,508)	(27,802)	(13,722)
Decrease (increase) in other assets	553	(428)	(77)
(Increase) decrease in other liabilities	(1,120)	(171)	43
Share based compensation included in undistributed earnings	1,270	687	58
Net cash flows (used in) provided by operating activities	(1,167)	(2,387)	(2,300)
Financing Activities:
Redemption of common stock from trust preferred securities	634	—	—
Subordinated debt redemption	(21,500)	—	—
Preferred stock redemption	(48,200)	—	—
Issuance of common stock	67,893	2,182	14,736
Preferred dividends paid	(1,607)	(2,410)	(2,410)
Common dividends paid	(1,075)	(13)	(265)
Net cash flows provided by (used in) financing activities	(3,855)	(241)	12,061
Net increase (decrease) in cash	(5,022)	(2,628)	9,761
Cash, beginning of year	15,289	17,917	8,156
Cash, end of year	$10,267	$15,289	$17,917

Item 9.    Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A.     Controls and Procedures
Report of Management on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (1992 framework). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013, as stated in our report which is included elsewhere herein.
The effectiveness of internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
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
Changes in Internal Control over Financial Reporting
There has been no change in Fidelity’s internal control over financial reporting during the three months ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, Fidelity’s internal control over financial reporting.

Item 9B.        Other Information
None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated herein by reference to the information that appears under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Meetings and Committees of the Board of Directors,” in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders (“Proxy Statement”). Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of Fidelity is included in Item 1 of this Annual Report on Form 10-K.
The Conflict of Interest/Code of Ethics Policy of the registrant is set forth on our website at www.fidelitysouthern.com.

Item 11.          Executive Compensation
The information required by Item 11 is incorporated herein by reference to the information that appears under the headings “Executive Compensation,” “Compensation Committee Report on Executive Compensation,” and “Disclosure of Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated herein by reference to the information that appears under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement. Information relating to the Company’s equity compensation plans is included in Item 5 of this Annual Report on Form 10-K under the heading “Securities Authorized for Issuance under Equity Compensation Plans”.

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

10(q)	Securities Purchase Agreement dated May 26, 2011 (incorporated by reference from Exhibit 10.1 to Fidelity Southern Corporation's Form 8-K filed May 26, 2011)

10(r)	Registration Rights Agreement dated May 26, 2011 (incorporated by reference from Exhibit 10.2 to Fidelity Southern Corporation's Form 8-K filed May 26, 2011)

10(s)#
Amendment to Employment Agreement among Fidelity, the Bank and James B. Miller, Jr., dated as of December 21, 2012 (incorporated by reference from Exhibit 10.1 to Fidelity Southern Corporation's Form 8-K filed January 31, 2014)

10(t)#
Amendment to Employment Agreement among Fidelity, the Bank and H. Palmer Proctor, Jr., dated as of December 21, 2012 (incorporated by reference from Exhibit 10.2 to Fidelity Southern Corporation's Form 8-K filed January 31, 2014)

10(u)#
Incentive Compensation Agreement among Fidelity, the Bank and Stephen H. Brolly dated as of January 27, 2014 (incorporated by reference from Exhibit 10.3 to Fidelity Southern Corporation's Form 8-K filed January 27, 2014)

10(v)#
Incentive Compensation Agreement among Fidelity, the Bank and David Buchanan dated as of January 27, 2014 (incorporated by reference from Exhibit 10.4 to Fidelity Southern Corporation's Form 8-K filed January 27, 2014)

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

101
The following materials from Fidelity Southern Corporation's Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (extensible Business Reporting language) (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to the financial statements (Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in this Exhibit is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934.

# Indicates director and management contracts or compensatory plans or arrangements.

(c)	Financial Statement Schedules.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Fidelity Southern Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY SOUTHERN CORPORATION
(Registrant)

Date:	March 14, 2014	BY:	/s/ JAMES B. MILLER, JR.
James B. Miller, Jr.
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date:	March 14, 2014	BY:	/s/ STEPHEN H. BROLLY
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

Signature	Title	Date

/s/ JAMES B. MILLER, JR.	Chairman of the Board and Director	March 14, 2014
James B. Miller, Jr.	(Principal Executive Officer)

/s/ STEPHEN H. BROLLY	Chief Financial Officer (Principal	March 14, 2014
Stephen H. Brolly	Financial and Accounting Officer)

/s/ DAVID R. BOCKEL	Director	March 14, 2014
Major General (Ret) David R. Bockel

/s/ WM. MILLARD CHOATE	Director	March 14, 2014
Wm. Millard Choate

/s/ DONALD A. HARP, JR.	Director	March 14, 2014
Dr. Donald A. Harp, Jr.

/s/ KEVIN S. KING	Director	March 14, 2014
Kevin S. King

/s/ WILLIAM C. LANKFORD, JR.	Director	March 14, 2014
William C. Lankford, Jr.

/s/ H. PALMER PROCTOR, JR.	Director	March 14, 2014
H. Palmer Proctor, Jr.

/s/ W. CLYDE SHEPHERD III	Director	March 14, 2014
W. Clyde Shepherd III

/s/ RANKIN M. SMITH, JR.	Director	March 14, 2014
Rankin M. Smith, Jr.

EXHIBIT INDEX

Exhibit No.	Name of Exhibit

21	Subsidiaries of Fidelity Southern Corporation

23	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.