Form 10-K/A
period 2013-12-31
FIDELITY SOUTHERN CORP
filed 2014-03-25
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 1
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

EXPLANATORY NOTE
Fidelity Southern Corporation is filing this Amendment No. 1 (the “Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”), filed with the Securities and Exchange Commission on March 14, 2014, to correct inadvertent clerical errors in Exhibits 23, 32.1 and 32.2, and to remove two entities that were inadvertently included in Exhibit 21.
No other changes have been made to the Form 10-K. This Form 10-K/A continues to speak of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-K.

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

FIDELITY SOUTHERN CORPORATION
(Registrant)

Date:	March 25, 2014	BY:	/s/ STEPHEN H. BROLLY
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