Form 10-Q
period 2014-03-31
FIDELITY SOUTHERN CORP
filed 2014-05-08
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 __________________________________________________________________
FORM 10-Q
 __________________________________________________________________
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarter ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of April 30, 2014 (the most recent practicable date), the Registrant had outstanding approximately 21,289,718 shares of Common Stock.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
Report on Form 10-Q
March 31, 2014

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
($ in thousands)	March 31, 2014	December 31, 2013
Assets
Cash and due from banks	$161,822	$111,046
Interest-bearing deposits with banks	3,498	2,108
Federal funds sold	1,632	3,405
Cash and cash equivalents	166,952	116,559
Investment securities available-for-sale	163,803	168,865
Investment securities held-to-maturity	3,795	4,051
Loans held-for-sale (loans at fair value: $112,195 at March 31, 2014; $127,850 at December 31, 2013)	180,550	187,366
Loans (non-covered: $1,796,256 and $1,834,672; covered: $51,836 and $58,365 at March 31, 2014 and December 31, 2013, respectively)	1,848,092	1,893,037
Allowance for loan losses	(30,797)	(33,684)
Loans, net of allowance for loan losses	1,817,295	1,859,353
Premises and equipment, net	48,937	44,555
Other real estate, net (non-covered: $19,573 and $24,791; covered: $4,974 and $6,191, at March 31, 2014 and December 31, 2013, respectively)	24,547	30,982
Bank owned life insurance	34,127	33,855
Servicing rights	55,281	53,202
Other assets	61,600	65,380
Total assets	$2,556,887	$2,564,168
Liabilities
Deposits
Noninterest-bearing demand deposits	$525,853	$488,224
Interest-bearing deposits	1,674,536	1,714,228
Total deposits	2,200,389	2,202,452
Other borrowings	43,685	59,233
Subordinated debt	46,393	46,393
Other liabilities	24,029	19,860
Total liabilities	2,314,496	2,327,938
Shareholders’ equity
Preferred stock, no par value. Authorized 10,000,000; zero issued	—	—
Common stock, no par value. Authorized 50,000,000; issued and outstanding 21,276,833 and 21,342,549 at March 31, 2014 and December 31, 2013, respectively	159,654	158,153
Accumulated other comprehensive gain, net of tax	1,606	968
Retained earnings	81,131	77,109
Total shareholders’ equity	242,391	236,230
Total liabilities and shareholders’ equity	$2,556,887	$2,564,168
See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
($ in thousands, except per share data)	2014	2013
Interest income:
Loans, including fees	$21,791	$23,944
Investment securities	1,249	1,028
Federal funds sold and bank deposits	38	3
Total interest income	23,078	24,975
Interest expense:
Deposits	2,488	2,627
Other borrowings	44	406
Subordinated debt	275	867
Total interest expense	2,807	3,900
Net interest income	20,271	21,075
Provision for loan losses	(2,450)	3,476
Net interest income after provision for loan losses	22,721	17,599
Noninterest income:
Service charges on deposit accounts	1,009	949
Other fees and charges	920	887
Mortgage banking activities	10,587	17,795
Indirect lending activities	4,676	1,646
SBA lending activities	844	1,084
Bank owned life insurance	301	313
Other	1,046	2,373
Total noninterest income	19,383	25,047
Noninterest expense:
Salaries and employee benefits	16,085	14,282
Commissions	3,470	6,390
Occupancy, net	2,603	2,407
Communication	972	760
Other	9,526	8,685
Total noninterest expense	32,656	32,524
Income before income tax expense	9,448	10,122
Income tax expense	3,385	3,631
Net income	6,063	6,491
Preferred stock dividends and accretion of discount	—	(823)
Net income available to common equity	$6,063	$5,668

Earnings per share:
Basic earnings per share	$0.28	$0.37
Diluted earnings per share	$0.26	$0.33

Net income	$6,063	$6,491
Other comprehensive gain/(loss), net of tax:
Change in net unrealized gains/(losses) on securities for the period, net of tax/(benefit) of $391 and $(103)	$638	$(169)
Total other comprehensive gain, net of tax	$6,701	$6,322
See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
(in thousands)
Operating activities:
Net income	$6,063	$6,491
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	(2,450)	3,476
Depreciation and amortization of premises and equipment	870	698
Other amortization	1,984	2,035
Impairment of other real estate	1,393	1,294
Share-based compensation	164	288
Gain on loan sales, including servicing rights origination	(8,816)	(17,986)
Net gain on sale of other real estate	(460)	(1,549)
Net increase in cash value of bank owned life insurance	(272)	(285)
Change in assets and liabilities which provided (used) cash:
Net decrease (increase) in loans originated for resell	14,621	(12,089)
Other assets	(1,643)	3,764
Other liabilities	2,430	(1,882)
Net cash provided by (used in) operating activities	13,884	(15,745)
Investing activities:
Purchases of investment securities available-for-sale	—	(10,357)
Purchase of FHLB stock	(900)	(1,732)
Maturities and calls of investment securities held-to-maturity	256	639
Maturities and calls of investment securities available-for-sale	6,112	11,166
Redemption of FHLB stock	2,239	1,143
Net proceeds from sales of loans	52,211	3,244
Net increase in loans	(6,721)	(53,780)
Proceeds from sale of other real estate	5,530	7,867
Purchases of premises and equipment	(3,903)	(1,537)
Net cash provided by (used in) investing activities	54,824	(43,347)
Financing activities:
Net increase (decrease) in demand deposits, money market accounts, and savings accounts	37,629	(585)
Net decrease in time deposits	(39,692)	(9,275)
Net (decrease) increase in borrowings	(15,548)	60,391
Common stock dividends paid	(848)	(3)
Proceeds from the issuance of common stock	144	409
Preferred stock dividends paid	—	(603)
Net cash (used in) provided by financing activities	(18,315)	50,334
Net increase (decrease) in cash and cash equivalents	50,393	(8,758)
Cash and cash equivalents, beginning of period	116,559	49,020
Cash and cash equivalents, end of period	$166,952	$40,262

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,789	$4,618
Income taxes	$66	$4,250
Supplemental disclosures of noncash investing and financing activities:
Noncash transfers to other real estate	$28	$6,807
Accretion on preferred stock	$—	$220
See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(UNAUDITED)
1. SUMMARY OF SIGNFICANT ACCOUNTING POLICIES
The unaudited consolidated financial statements include the accounts of Fidelity Southern Corporation ("FSC" or "Fidelity") and its wholly-owned subsidiaries. FSC owns 100% of Fidelity Bank (the “Bank”) and LionMark Insurance Company, an insurance agency offering consumer credit related insurance products. FSC also owns three subsidiaries established to issue trust preferred securities, which are not consolidated for financial reporting purposes in accordance with current accounting guidance, as FSC is not the primary beneficiary. The “Company” or "our", as used herein, includes FSC and its subsidiaries, unless the context otherwise requires.
These unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles followed within the financial services industry for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements.
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the calculations of and the amortization of capitalized servicing rights, valuation of deferred income taxes, the valuation of loans held-for-sale and certain derivatives, the valuation of real estate or other assets acquired in connection with foreclosures or in satisfaction of loans, estimates used for fair value acquisition accounting, and Federal Deposit Insurance Corporation (the "FDIC") receivable for loss share agreements. The Company principally operates in one business segment, which is community banking.
In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. All such adjustments are normal recurring accruals. All significant intercompany accounts and transactions have been eliminated in consolidation. These reclassifications had no impact on previously reported net income and shareholders’ equity.
The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in the 2013 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. There were no new accounting policies or changes to existing policies adopted in the first three months of 2014, which had a significant effect on the results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.
Operating results for the three-month period ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A and Annual Report to Shareholders for the year ended December 31, 2013.
Recent Accounting Pronouncements

In January 2014, the FASB issued Accounting Standards Update ("ASU") 2014-04 "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." The amendments clarify when an in substance repossession or foreclosure occurs, such that the loan should be derecognized and real estate property should be recognized. The amendments will be effective for entities during annual reporting periods beginning after December 15, 2014, and interim reporting periods therein and those requirements should be applied prospectively. Early adoption is permitted. The adoption of this ASU is not expected to have a significant impact on the Company’s Consolidated Financial Statements.
Other accounting standards that have been issued or proposed by the FASB or other standard-settings bodies are expected to have a material impact on the Company financial position, results of operations or cash flows.
Contingencies
Due to the nature of their activities, the Company and its subsidiaries are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of March 31, 2014. While it is difficult to predict or determine the outcome of these proceedings, it is the opinion of management, after consultation with its legal counsel, that the ultimate liabilities, if any, will not have a material adverse impact on the Company’s consolidated results of operations, financial position, or cash flows.

2. INVESTMENT SECURITIES
The amortized cost and fair value of debt securities are categorized in the table below by expected repricing dates. The expected maturities may differ from the contractual maturities of mortgage backed securities because the mortgage holder of the underlying mortgage loans has the right to prepay their mortgage loans without prepayment penalties. The expected maturities may differ from the contractual maturities of callable agencies and municipal securities because the issuer has the right to redeem the callable security at predetermined prices at specified times prior to maturity.

	March 31, 2014		December 31, 2013
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
Obligations of U.S. Government sponsored enterprises and agencies:
Due within one year	$510	$514	$514	$518
Due after one year through five years	1,001	1,017	—	—
Due five years through ten years	18,629	18,582	19,605	19,553
Due after ten years	1,004	1,009	1,004	968
Municipal securities:
Due within one year	2,214	2,254	500	516
Due after one year through five years	7,400	7,644	9,119	9,294
Due five years through ten years	2,531	2,590	2,535	2,559
Due after ten years	2,544	2,521	2,545	2,400
Mortgage-backed securities	125,380	127,672	131,481	133,057
	$161,213	$163,803	$167,303	$168,865
Held-to-maturity:
Mortgage-backed securities	$3,795	$4,161	$4,051	$4,437
The Bank did not sell or purchase any securities during the three months ended March 31, 2014. The Bank did not sell any securities during the three months ended March 31, 2013. There were $10.4 million in securities available-for-sale purchases for the three months ended March 31, 2013.
The following table summarizes the amortized cost and estimated fair value of available-for-sale and held to maturity investment securities and the related gross unrealized gains and losses at March 31, 2014 and December 31, 2013.

	March 31, 2014
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other than Temporary Impairment	Fair Value
Available-for-sale:
Obligations of U.S. Government sponsored enterprises and agencies	$21,144	$36	$(58)	$—	$21,122
Municipal securities	14,689	392	(72)	—	15,009
Residential mortgage-backed securities	125,380	2,496	(204)	—	127,672
	$161,213	$2,924	$(334)	$—	$163,803
Held-to-maturity:
Residential mortgage-backed securities	$3,795	$366	$—	$—	$4,161

	December 31, 2013
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other than Temporary Impairment	Fair Value
Available-for-sale:
Obligations of U.S. Government sponsored enterprises and agencies	$21,123	$4	$(88)	$—	$21,039
Municipal securities	14,699	240	(170)	—	14,769
Residential mortgage-backed securities	131,481	2,049	(473)	—	133,057
	$167,303	$2,293	$(731)	$—	$168,865
Held-to-maturity:
Residential mortgage-backed securities	$4,051	$386	$—	$—	$4,437
At March 31, 2014 and December 31, 2013, all securities in an unrealized loss position had been in a loss position for less than 12 months, and result from fluctuations in interest rates and not credit-related issues. As of March 31, 2014, management does not intend to sell the temporarily impaired securities and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost basis. Accordingly, as of March 31, 2014, management believes the impairment detailed in the prior table is temporary and no impairment loss has been recognized in the Company’s Consolidated Statements of Comprehensive Income.
3. LOANS HELD-FOR-SALE
Loans held-for-sale at March 31, 2014 and December 31, 2013 totaled $180.6 million and $187.4 million, respectively, and are shown in the table below:

(in thousands)	March 31, 2014	December 31, 2013
SBA	$8,355	$9,516
Real estate – mortgage – residential	112,195	127,850
Consumer installment	60,000	50,000
Total loans held-for-sale	$180,550	$187,366
4. LOANS
Loans outstanding, by class, are summarized in the following table and are presented net of deferred fees and costs of $5.6 million and $5.3 million at March 31, 2014 and December 31, 2013, respectively. Non-covered loans represent existing portfolio loans prior to the FDIC-assisted transactions, loans acquired but not covered under the Loss Share Agreements, and additional loans originated subsequent to the FDIC-assisted transactions.

	Non-covered		Covered
(in thousands)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Commercial	$490,993	$493,093	$34,355	$37,885
SBA	137,731	134,221	600	603
Total commercial loans	628,724	627,314	34,955	38,488
Construction loans	95,330	92,929	6,113	8,769
Indirect automobile	925,101	975,223	—	—
Installment	14,563	13,876	1,369	1,486
Total consumer loans	939,664	989,099	1,369	1,486
First mortgage	66,559	59,075	1,987	1,853
Second mortgage	65,979	66,255	7,412	7,769
Total mortgage loans	132,538	125,330	9,399	9,622
Total loans	$1,796,256	$1,834,672	$51,836	$58,365

Loans in nonaccrual status totaled approximately $56.6 million, and $59.6 million at March 31, 2014 and December 31, 2013, respectively. Period-end nonaccrual loans, segregated by class of loans, are described in the following table.

	Non-covered		Covered
(in thousands)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Commercial	$10,782	$10,890	$9,934	$10,094
SBA	15,911	15,385	—	—
Total commercial loans	26,693	26,275	9,934	10,094
Construction	8,924	9,093	3,865	6,193
Indirect automobile	2,122	2,362	—	—
Installment	508	601	871	1,249
Total consumer loans	2,630	2,963	871	1,249
First mortgage	1,876	1,886	411	561
Second mortgage	860	727	536	541
Total mortgage loans	2,736	2,613	947	1,102
Total loans	$40,983	$40,944	$15,617	$18,638

Loans delinquent 30-89 days and troubled debt restructured loans accruing interest, segregated by class of loans at March 31, 2014 and December 31, 2013, were as follows:

	March 31, 2014		December 31, 2013
(in thousands)	Accruing Delinquent 30-89 Days	Troubled Debt Restructured Loans Accruing	Accruing Delinquent 30-89 Days	Troubled Debt Restructured Loans Accruing
Commercial	$418	$7,130	$1,620	$7,242
SBA	1,440	2,818	169	2,520
Construction	12	598	—	1,662
Indirect automobile	1,117	2,122	1,561	2,209
Installment	178	—	305	—
First mortgage	249	643	1,314	647
Second mortgage	631	—	163	—
Total loans	$4,045	$13,311	$5,132	$14,280
There was one loan in the construction portfolio 90 days or more past due and still accruing as of March 31, 2014 for $488,000. There were no loans 90 days or more past due and still accruing at December 31, 2013.
Troubled Debt Restructurings (“TDRs”) are loans in which the borrower is experiencing financial difficulty and the Company has granted an economic concession to the borrower. Prior to modifying a borrower’s loan terms, the Company performs an evaluation of the borrower’s financial condition and ability to service the loan under the potential modified loan terms. The types of concessions granted are generally interest rate reductions or term extensions. If a loan is accruing at the time of modification, the loan remains on accrual status and is subject to the Company’s charge-off and nonaccrual policies. If a loan is on nonaccrual status before it is determined to be a TDR, then the loan remains on nonaccrual status. TDRs may be returned to accrual status if there has been at least a six-month sustained period of repayment performance by the borrower. Interest income recognition on impaired loans is dependent upon nonaccrual status.
During the periods ended March 31, 2014 and 2013, certain loans were modified, resulting in TDRs. The modification of the terms of such loans included one or a combination of the following modifications: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following table presents loans, by class, which were modified as TDRs that occurred during the three months ended March 31, 2014 and 2013 along with the type of modification:

	Troubled Debt Restructured During the Three Months Ended		Troubled Debt Restructured During the Three Months Ended
	March 31, 2014		March 31, 2013
(in thousands)	Interest Rate	Term	Interest Rate	Term
Commercial	$—	$—	$214	$—
SBA	—	—	—	—
Construction	—	—	—	—
Indirect automobile	—	174	—	433
Installment	127	96	—	—
First mortgage	155	—	—	76
Second mortgage	—	217	—	140
Total loans	$282	$487	$214	$649

The following table presents the amount of loans which were restructured in the previous twelve months ended March 31, 2013 and March 31, 2012 and subsequently defaulting during the periods ended March 31, 2014 and March 31, 2013:

	Troubled Debt Restructured during the last twelve months and subsequently defaulting during the periods ended (1)
(in thousands)	March 31, 2014	March 31, 2013
Commercial	$—	$—
SBA	—	—
Construction	—	—
Indirect automobile	—	351
Installment	96	—
First mortgage	—	76
Second mortgage	—	—
Total loans	$96	$427
(1)    A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.
The Company had TDRs with a balance of $24.8 million and $25.6 million at March 31, 2014 and December 31, 2013, respectively. There were charge-offs of TDR loans of $25,000 for the three months ended March 31, 2014 and $1.9 million for the three months ended March 31, 2013. Charge-offs on such loans are factored into the rolling historical loss rate, which is one of the considerations used in establishing the allowance for loan losses. The Company is not committed to lend additional amounts as of March 31, 2014 and December 31, 2013 to customers with outstanding loans that are classified as TDRs.

Impaired loans are evaluated based on the present value of expected future cash flows discounted at each loan’s original effective interest rate, or at the loan’s observable market price, or the fair value of the collateral, if the loan is collateral-dependent. Impaired loans at March 31, 2014 and December 31, 2013, by class, are shown in the table below:

	March 31, 2014			December 31, 2013
(in thousands)	Unpaid Principal	Amortized Cost	Related Allowance	Unpaid Principal	Amortized Cost	Related Allowance
Impaired loans with allowance
Commercial	$9,706	$9,588	$4,096	$9,501	$9,381	$4,037
SBA	10,267	9,199	1,208	9,762	8,079	607
Construction	7,796	3,804	347	15,408	10,500	625
Indirect automobile	2,604	2,122	12	2,364	2,362	13
Installment	1,813	501	362	461	431	302
First mortgage	2,068	2,068	882	2,270	2,270	805
Second mortgage	946	848	794	879	789	735
Total impaired loans with allowance	$35,200	$28,130	$7,701	$40,645	$33,812	$7,124

	March 31, 2014		December 31, 2013
(in thousands)	Unpaid Principal	Amortized Cost	Unpaid Principal	Amortized Cost
Impaired loans with no allowance
Commercial	$14,898	$14,337	$12,495	$11,522
SBA	16,222	14,028	12,706	10,545
Construction	10,534	8,240	2,758	1,266
Indirect automobile	—	—	—	—
Installment	15	7	1,461	170
First mortgage	717	717	725	725
Second mortgage	208	198	62	56
Total impaired loans with no allowance	$42,594	$37,527	$30,207	$24,284
Average impaired loans and interest income recognized for the three months ended March 31, 2014 and March 31, 2013, by class, are summarized in the table below.

	Three Months Ended March 31,
	2014		2013
(in thousands)	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans
Commercial	$22,358	$293	$29,714	$247
SBA	21,379	259	24,928	292
Construction	11,092	137	16,484	43
Indirect automobile	2,176	46	3,391	38
Installment	569	83	519	33
First mortgage	2,983	9	3,666	9
Second mortgage	952	48	2,106	10
Total	$61,509	$875	$80,808	$672

The Company uses an asset quality ratings system to assign a numeric indicator of the credit quality and level of existing credit risk inherent in a loan. These ratings are adjusted periodically as the Company becomes aware of changes in the credit quality of the underlying loans. The following are definitions of the asset ratings.
•Rating #1 - #4 (High - Acceptable Quality) – These categories include loans with good to acceptable business and credit risk.
•Rating #5 (Special Mention) – A special mention asset has potential weaknesses that deserve management’s close attention.
•Rating #6 (Substandard) – A substandard asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.
•Rating #7 (Doubtful) – Doubtful assets have all the weaknesses inherent in assets classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
•Rating #8 (Loss) – Loss assets are considered uncollectable and of such little value that their continuance as recorded assets is not warranted.
The table below shows the weighted average asset rating by class as of March 31, 2014 and December 31, 2013:

	Weighted Average Asset Rating
	March 31, 2014	December 31, 2013
Commercial	3.92	3.93
SBA	4.42	4.40
Construction	4.39	4.49
Indirect automobile	3.01	3.01
Installment	3.65	3.78
First mortgage	3.07	3.06
Second mortgage	3.31	3.31

The Company uses FICO scoring to help evaluate the likelihood consumer borrowers will pay their credit obligations as agreed. The weighted-average FICO score for the indirect loan portfolio, included in consumer installment loans, was 737 at March 31, 2014 and 733 at December 31, 2013.
Purchased Credit Impaired ("PCI") Loans:
The carrying amount of PCI loans at March 31, 2014 and December 31, 2013 follows.

(in thousands)	March 31, 2014	December 31, 2013
Commercial	$36,506	$40,060
Construction	6,113	8,769
Consumer	2,856	3,050
Mortgage	9,758	9,997
Outstanding balance	$55,233	$61,876
Accretable yield, or income expected to be collected on PCI loans at March 31, 2014 and March 31, 2013, is as follows.

(in thousands)	March 31, 2014	March 31, 2013
Beginning balance, January 1	$14,045	$20,171
Accretion of income	(771)	(1,611)
Other activity, net	(257)	(110)
Ending balance	$13,017	$18,450

5. ALLOWANCE FOR LOAN LOSS
The allowance for loan losses is established as losses are estimated to have occurred through a provision charged to operations. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.
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
A summary of changes in the allowance for loan losses, by loan portfolio category, for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31, 2014
(in thousands)	Commercial	Construction	Consumer	Mortgage	Covered	Acquired, Non- Covered	Unallocated	Total
Beginning balance	$17,348	$2,044	$6,410	$3,376	$3,331	$278	$897	$33,684
Charge-offs	(373)	(54)	(1,057)	(54)	(493)		—	(2,031)
Recoveries	9	1,734	314	19	45	15	—	2,136
Net recoveries/(charge-offs)	(364)	1,680	(743)	(35)	(448)	15	—	105
Decrease in FDIC loss share receivable	—	—	—	—	(542)	—	—	(542)
Provision for loan losses(1)	765	(2,495)	(75)	(527)	(136)	20	(2)	(2,450)
Ending balance	$17,749	$1,229	$5,592	$2,814	$2,205	$313	$895	$30,797

	Three Months Ended March 31, 2013
(in thousands)	Commercial	Construction	Consumer	Mortgage	Covered	Acquired, Non- Covered	Unallocated	Total
Beginning balance	$13,965	$7,578	$6,135	$3,122	$1,964	$188	$1,030	$33,982
Charge-offs	(2,558)	(144)	(1,155)	(336)	(117)	(20)	—	(4,330)
Recoveries	117	72	486	3			—	678
Net charge-offs	(2,441)	(72)	(669)	(333)	(117)	(20)	—	(3,652)
Increase in FDIC loss share receivable	—	—	—	—	104	—	—	104
Provision for loan losses(1)	3,756	(2,056)	532	538	26	(1)	681	3,476
Ending balance	$15,280	$5,450	$5,998	$3,327	$1,977	$167	$1,711	$33,910
(1) Net of benefit attributable to FDIC loss share receivable.

The following table presents, by portfolio class, the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans as of March 31, 2014 and December 31, 2013.

	March 31, 2014
(in thousands)	Commercial	Construction	Consumer	Mortgage	Acquired, Covered and Noncovered	Unallocated	Total
Individually evaluated for impairment	$5,304	$347	$374	$1,676	$—	$—	$7,701
Collectively evaluated for impairment	12,445	882	5,218	1,138	—	895	20,578
Acquired with deteriorated credit quality	—	—	—	—	2,518	—	$2,518
Total allowance for loan losses	$17,749	$1,229	$5,592	$2,814	$2,518	$895	$30,797
Individually evaluated for impairment	$47,152	$12,044	$2,631	$3,830			$65,657
Collectively evaluated for impairment	580,021	83,286	935,546	128,349			1,727,202
Acquired with deteriorated credit quality	36,506	6,113	2,856	9,758			55,233
Total loans	$663,679	$101,443	$941,033	$141,937			$1,848,092

	December 31, 2013
(in thousands)	Commercial	Construction	Consumer	Mortgage	Acquired, Covered and Noncovered	Unallocated	Total
Individually evaluated for impairment	$4,644	$625	$315	$1,540	$—	$—	$7,124
Collectively evaluated for impairment	$12,704	$1,419	$6,095	$1,836	$—	$897	$22,951
Acquired with deteriorated credit quality	—	—	—	—	3,609	—	3,609
Total allowance for loan losses	$17,348	$2,044	$6,410	$3,376	$3,609	$897	$33,684
Individually evaluated for impairment	$39,527	$11,766	$2,963	$3,840			$58,096
Collectively evaluated for impairment	586,215	81,163	984,572	121,115			1,773,065
Acquired with deteriorated credit quality	40,060	8,769	3,050	9,997			61,876
Total loans	$665,802	$101,698	$990,585	$134,952			$1,893,037

6. BORROWINGS
The following schedule details the Company’s borrowings at March 31, 2014 and December 31, 2013.

(in thousands)	March 31, 2014	December 31, 2013
Overnight repurchase agreements, primarily with commercial customers at an average rate of 0.16% and 0.14% at March 31, 2014 and December 31, 2013	$13,685	$14,233
Short-term borrowings	30,000	45,000
Total borrowings	$43,685	$59,233
Overnight repurchase agreements consist primarily of balances in the transaction accounts of commercial customers swept nightly to an overnight investment account. Overnight repurchase agreements are collateralized by investment securities having a market value equal to or greater than the balance borrowed. Short-term borrowings mature either overnight or have a remaining fixed maturity not to exceed one year and consist of advances from the Federal Home Loan Bank of Atlanta (the "FHLB") collateralized with pledged qualifying real estate loans or investment securities.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company reports the fair value of its financial assets and liabilities based on three levels of the fair value hierarchy as described below:
Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2 – Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly;
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
Mortgage Loans Held-for-Sale
The Company records mortgage loans held-for-sale at fair value. The Company chose to fair value these mortgage loans held-for-sale in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value. Specifically, origination fees and costs, which had previously been deferred and previously recognized as part of the gain/loss on sale of the loans, are now recognized in earnings at the time of origination. Interest income on mortgage loans held-for-sale is recorded on an accrual basis in the Consolidated Statements of Comprehensive Income under the heading “Interest income-loans, including fees.” The servicing value is included in the fair value of the mortgage loan held-for-sale and initially recognized at the time the Company enters into Interest Rate Lock Commitments (“IRLCs”) with borrowers. The mark-to-market adjustments related to loans held-for-sale and the associated economic hedges are reported in noninterest income from mortgage banking activities in the Consolidated Statements of Comprehensive Income.
Valuation Methodologies and Fair Value Hierarchy
The primary financial instruments that the Company carries at fair value include investment securities, IRLCs, derivative instruments, and mortgage loan held-for-sale.
Debt securities issued by U.S. Government corporations and agencies, debt securities issued by states and political subdivisions, and agency residential mortgage-backed securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. The investments in the Company’s portfolio are generally not quoted on an exchange but are actively traded in the secondary institutional markets.
The fair value of mortgage loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics. The fair value measurements consider observable data that may include market trade pricing from brokers and the mortgage-backed security markets. As such, the Company classifies these loans as Level 2.
The Company classifies IRLCs on residential mortgage loans held-for-sale, which are derivatives under ASC 815-10-15, on a gross basis within other liabilities or other assets. The fair value of these commitments, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on both the Company’s historical data and the current interest rate environment and reflect the Company’s best estimate of the likelihood that a commitment will ultimately result in a closed loan. The loan servicing value is also included in the fair value of IRLCs. Because these inputs are not transparent in market trades, IRLCs are considered to be Level 3 assets.
Derivative instruments are primarily transacted in the secondary mortgage and institutional dealer markets and priced with observable market assumptions at a mid-market valuation point, with appropriate valuation adjustments for liquidity and credit risk. For purposes of valuation adjustments to its derivative positions, the Company has evaluated liquidity premiums that may be demanded by market participants, as well as the credit risk of its counterparties and its own credit if applicable. To date, no material losses due to a counterparty’s inability to pay any net uncollateralized position have occurred.

The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumption used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument. Because mortgage loans held-for-sale are sold within a few weeks of origination, they were unlikely to demonstrate any of the credit weaknesses discussed above and as a result, there were no credit-related adjustments to fair value during the three month periods ended March 31, 2014 and 2013.
The following tables present financial instruments measured at fair value at March 31, 2014 and December 31, 2013, on a recurring basis. There have been no transfers between Level 1, 2, and 3.

		Fair Value Measurements at March 31, 2014
(in thousands)	Assets Measured at Fair Value March 31, 2014	Quoted Prices in Active Markets for Identical Assets or Liabilities Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Obligations of U.S. Government sponsored enterprises and agencies	$21,122	$—	$21,122	$—
Municipal securities	15,009	—	15,009	—
Residential mortgage-backed securities	127,672	—	127,672	—
Mortgage loans held-for-sale	112,195	—	112,195	—
Other assets (1)	3,323	—	—	3,323
Other liabilities (1)	(116)	—	—	(116)

		Fair Value Measurements at December 31, 2013
(in thousands)	Assets Measured at Fair Value December 31, 2013	Quoted Prices in Active Markets for Identical Assets or Liabilities Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Obligations of U.S. Government sponsored enterprises and agencies	$21,039	$—	$21,039	$—
Municipal securities	14,769	—	14,769	—
Residential mortgage-backed securities	133,057	—	133,057	—
Mortgage loans held-for-sale	127,850	—	127,850	—
Other assets (1)	3,271	—	—	3,271
Other liabilities (1)	(156)	—	—	(156)
(1) Includes mortgage-related IRLCs and derivative financial instruments to hedge interest rate risk. IRLCs were recorded on a gross basis.
The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2014 and 2013. The changes in the fair value of economic hedges were recorded in noninterest income from mortgage banking activities and are designed to partially offset the change in fair value of the financial instruments referenced in the following table.

(in thousands)	Other assets (1)	Other liabilities (1)
Beginning balance January 1, 2014	$3,271	$(156)
Total gains (losses) included in earnings:(2)
Issuances	3,323	(116)
Settlements and closed loans	(3,190)	146
Expirations	(81)	10
Ending balance March 31, 2014 (3)	$3,323	$(116)

(in thousands)	Other assets (1)	Other liabilities (1)
Beginning balance January 1, 2013	$4,864	$(1,053)
Total gains (losses) included in earnings:(2)
Issuances	6,177	(2,889)
Settlements and closed loans	(5,398)	—
Expirations	(122)	1,053
Ending balance March 31, 2013(3)	$5,521	$(2,889)
(1)Includes mortgage-related IRLCs and derivative financial instruments entered into to hedge interest rate risk.
(2)Amounts included in earnings are recorded in noninterest income from mortgage banking activities.

(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.

The fair value gain (loss) related to mortgage banking activities for items measured at fair value, pursuant to election of fair value option was $1.3 million and $(1.2) million for the three months ended March 31, 2014 and 2013.

The following tables present the assets that are measured at fair value on a non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial position at March 31, 2014 and December 31, 2013.

	Fair Value Measurements at March 31, 2014
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Valuation Allowance
Impaired loans	$27,332	$—	$—	$27,332	$(4,099)
ORE	12,291	—	—	12,291	(5,498)
Mortgage servicing rights	24,612	—	—	24,612	(3,749)
SBA servicing rights	4,569	—	—	4,569	(2,309)

	Fair Value Measurements at December 31, 2013
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Valuation Allowance
Impaired loans	$28,013	$—	$—	$28,013	$(4,038)
ORE	12,779	—	—	12,779	(5,177)
Mortgage servicing rights	22,779	—	—	22,779	(3,096)
SBA servicing rights	4,140	—	—	4,140	(2,214)

Quantitative Information about Level 3 Fair Value Measurements
The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities:

($ in thousands)	Fair Value at March 31, 2014	Fair Value at December 31, 2013	Valuation Technique	Unobservable Inputs	Range/Weighted Average at March 31, 2014	Range/Weighted Average at December 31, 2013
Nonrecurring:
Impaired loans	$27,332	$28,013	Discounted appraisals	Collateral discounts	NM(1)	NM(1)
Other real estate	12,291	12,779	Discounted appraisals	Collateral discounts	NM(1)	NM(1)
Mortgage servicing rights	24,612	22,779	Discounted cash flows	Discount rate Prepayment speeds	9.88% - 12.64% 6.55% - 18.51%	10.00% - 12.75% 6.33% - 17.33%
SBA servicing rights	4,569	4,140	Discounted cash flows	Discount rate Prepayment speeds	13.50% 5.94%	13.50% 5.94%
Recurring:
IRLCs	3,323	3,271	Pricing model	Pull-Through	73.00% - 80.00%	71.00% - 80.00%
Forward commitments	(116)	(156)	Investor pricing	Pricing spreads	100.75% -107.06%	101.10% -106.14%
(1) Not Meaningful
Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. For collateral-dependent loans, fair value is measured based on the value of the collateral securing these loans and is classified as a Level 3 in the fair value hierarchy. Collateral may include real estate or business assets, including equipment, inventory and accounts receivable. The value of real estate collateral is determined based on an appraisal by qualified licensed appraisers hired by the Company. If significant, the value of business equipment is based on an appraisal by qualified licensed appraisers hired by the Company; otherwise, the equipment’s net book value on the business’ financial statements is the basis for the value of business equipment. Inventory and accounts receivable collateral are valued based on independent field examiner review or aging reports. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business. Impaired loans are evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.
Foreclosed assets are adjusted to fair value upon transfer of the loans to ORE. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business. Increases or decreases in realization for properties sold impact the comparability adjustment for similar assets remaining on the balance sheet.
Mortgage and SBA servicing rights are initially recorded at fair value when loans are sold service retained. These assets are then amortized in proportion to and over the period of estimated net servicing income. On at least a quarterly basis, these servicing assets are assessed for impairment based on fair value. Management determines fair value by stratifying the servicing portfolio into homogeneous subsets with unique behavior characteristics, converting those characteristics into income and expense streams, adjusting those streams for prepayments, present valuing the adjusted streams, and combining the present values into a total. If the cost basis of any loan stratification tranche is higher than the present value of the tranche, an impairment is recorded. See Note 10 for additional disclosures related to assumptions used in the fair value calculation for mortgage and SBA servicing rights.

Management makes certain estimates and assumptions related to costs to service varying types of loans and pools of loans, prepayment speeds, the projected lives of loans and pools of loans sold servicing retained, and discount factors used in calculating the present values of servicing fees projected to be received. No less frequently than quarterly, management reviews the status of mortgage loans held-for-sale for which fair value has been elected and pools of servicing assets to determine if there is any impairment to those assets due to such factors as earlier than estimated repayments or significant prepayments. Any impairment identified in these assets will result in reductions in their carrying values through a valuation allowance and a corresponding increase in operating expenses.
The significant unobservable input used in the fair value measurement of the Company's IRLCs is the pull-through rate, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. Generally, the fair value of an IRLC is positive (negative) if the prevailing interest rate is lower (higher) than the IRLC rate. Therefore, an increase in the pull-through rate (i.e., higher percentage of loans are estimated to close) will result in the fair value of the IRLC to increase if in a gain position, or decrease if in a loss position. The closing ratio is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock. The closing ratio is computed by the secondary marketing system using historical data and the ratio is periodically reviewed by the Company's Secondary Marketing Department of the Mortgage Banking Division for reasonableness.
Forward commitments are instruments that are used to hedge the value of the IRLCs and mortgage loans held -for-sale. Primarily, forward commitments are made up of Federal National Mortgage Association (“FNMA”) 30 year and 15 year fixed rate MBS and, to a lesser extent, Government National Mortgage Association (“GNMA”) 30 year and 15 year fixed rate MBS forward commitments.  An MBS forward commitment is an agreement to sell an MBS security at an agreed-upon principal and interest rate pass through at a specific date in the future. The Company also takes investor commitments to sell a loan or pool of newly-originated loans to an investor for an agreed upon price for delivery in the future. This type of forward commitment is also known as a mandatory commitment. Generally, the fair value of a forward commitment is positive (negative) if the prevailing interest rate is lower (higher) than the current commitment interest rate. The value of these commitments is ultimately determined by the investor that sold the commitment and represents a significant unobservable input used in the fair value measurement of the Company's fair value of forward commitments.
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held-for-sale for which the fair value option has been elected as of March 31, 2014 and December 31, 2013. There were no loans held-for-sale measured under the fair value option that are 90 days or more past due or in nonaccrual status at March 31, 2014 and December 31, 2013.

(in thousands)	Aggregate Fair Value March 31, 2014	Aggregate Unpaid Principal Balance Under FVO at March 31, 2014	Fair Value Over Unpaid Principal
Loans held-for-sale	$112,195	$110,835	$1,360

(in thousands)	Aggregate Fair Value December 31, 2013	Aggregate Unpaid Principal Balance Under FVO at December 31, 2013	Fair Value Over Unpaid Principal
Loans held-for-sale	$127,850	$127,759	$91

ASC 825-10 requires interim disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on settlements using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets, and, in many cases, could not be realized in immediate settlement of the instrument. The aggregate fair value amounts presented in the table below do not represent the underlying value of the Company.

	Fair Value Measurements at March 31, 2014:
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Fair Value
Financial instruments (assets):
Cash and cash equivalents	$166,952	$166,952	$—	$—	$166,952
Investment securities available-for-sale	163,803	—	163,803	—	163,803
Investment securities held-to-maturity	3,795	—	4,161	—	4,161
Total loans (1)	1,997,845	—	112,195	1,889,010	2,001,205
Financial instruments (liabilities):
Noninterest-bearing demand deposits	$525,853	$—	$—	$525,853	$525,853
Interest-bearing deposits	1,674,536	—	—	1,678,573	1,678,573
Other borrowings	43,685	—	43,685	—	43,685
Subordinated debt	46,393	—	46,472	—	46,472

	Fair Value Measurements at December 31, 2013:
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Fair Value
Financial instruments (assets):
Cash and cash equivalents	$116,559	$116,559	$—	$—	$116,559
Investment securities available-for-sale	168,865	—	168,865	—	168,865
Investment securities held-to-maturity	4,051	—	4,437	—	4,437
Total loans (1)	2,046,719	—	127,850	1,889,821	2,017,671
Financial instruments (liabilities):
Noninterest-bearing demand deposits	$488,224	$—	$—	$488,224	$488,224
Interest-bearing deposits	1,714,228	—	—	1,719,562	1,719,562
Other borrowings	59,233	—	59,233	—	59,233
Subordinated debt	46,393	—	45,737	—	45,737
(1) Includes $112,195 and $127,850 in mortgage loans held-for-sale at fair value at March 31, 2014 and December 31, 2013, respectively.
The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents approximate the fair values of those assets. For investment securities, fair value equals quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities or dealer quotes.
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
Fair value for significant nonperforming loans is estimated taking into consideration recent external appraisals of the underlying collateral for loans that are collateral-dependent. If appraisals are not available or if the loan is not collateral-dependent, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.

The fair value of deposits with no stated maturities, such as noninterest-bearing demand deposits, savings, interest-bearing demand, and money market accounts, is equal to the amount payable on demand. The fair value of time deposits is based on the discounted value of contractual cash flows based on the discount rates currently offered for deposits of similar remaining maturities.
The fair value of the Company’s borrowings is estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities.
For off-balance sheet instruments, fair values are based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing for loan commitments and letters of credit. Fees related to these instruments were immaterial at March 31, 2014 and December 31, 2013, and the carrying amounts represent a reasonable approximation of their fair values. Loan commitments, letters and lines of credit, and similar obligations typically have variable interest rates and clauses that deny funding if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the foregoing schedule.
Netting of Financial Instruments
Overnight repurchase agreements consist primarily of balances in the transaction accounts of commercial customers swept nightly to an overnight investment account. Overnight repurchase agreements are collateralized with investment securities having a market value that approximates the balance borrowed. Overnight repurchase agreements are not subject to offset. As of March 31, 2014, the Company had $13.7 million in overnight repurchase agreements as presented in the Consolidated Balance Sheets, collateralized by securities with a fair value of $20.8 million, resulting in a net position of $7.1 million. There are no derivative contracts subject to master netting agreements or subject to offset.
8. DERIVATIVE FINANCIAL INSTRUMENTS
The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. The risk management program includes the use of forward contracts and other derivatives that are recorded in the financial statements at fair value and are used to offset changes in value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts to economically hedge risks associated with overall price risk related to IRLCs and mortgage loans held-for-sale for which the fair value option has been elected. Fair value changes occur as a result of interest rate movements as well as changes in the value of the associated servicing. Derivative instruments used include forward sale commitments and IRLCs. All derivatives are carried at fair value in the Consolidated Balance Sheets in other assets or other liabilities. A gross loss of $605,000 and $1.2 million was recorded for all related commitments for the three months ended March 31, 2014, and March 31, 2013, respectively, and is recorded in the Consolidated Statements of Comprehensive Income. The Company's derivative contracts are not subject to master netting arrangements.
The Company’s risk management derivatives are based on underlying risks primarily related to interest rates and forward sales commitments. Forward sales commitments are contracts for the delayed delivery or net settlement of an underlying instrument, such as a mortgage loan, in which the seller agrees to deliver on a specified future date, either a specified instrument at a specified price or yield or the net cash equivalent of an underlying instrument. These hedges are used to preserve the Company’s position relative to future sales of mortgage loans to third parties in an effort to minimize the volatility of the expected gain on sale from changes in interest rate and the associated pricing changes.
Credit and Market Risk Associated with Derivatives
Derivatives expose the Company to credit risk. If the counterparty fails to perform, most counterparties are government sponsored enterprises, so the credit risk at that time would be equal to the net derivative asset position, if any, for that counterparty. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically.
The Company’s derivative positions as of March 31, 2014 and December 31, 2013 were as follows:

	Contract or Notional Amount
(in thousands)	March 31, 2014	December 31, 2013
Forward rate commitments	$289,632	$240,574
Interest rate lock commitments	189,197	122,343
Total derivatives contracts	$478,829	$362,917

9. EARNINGS PER SHARE
Earnings per share were calculated as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2014	2013
Net income	$6,063	$6,491
Less dividends on preferred stock and accretion of discount	—	(823)
Net income available to common equity	$6,063	$5,668
Average common shares outstanding (1)	21,288	14,827
Effect of stock dividends	—	431
Average common shares outstanding – basic	21,288	15,258
Dilutive stock options and warrant	2,159	1,977
Average common shares outstanding – diluted	23,447	17,235
Earnings per share – basic	$0.28	$0.37
Earnings per share – diluted	$0.26	$0.33
(1) Average number of common shares outstanding for the three months ended March 31, 2014 and 2013 includes participating securities related to unvested restricted stock awards, net of forfeitures during the period.

For the three months ended March 31, 2014 and March 31, 2013, there were 402,000 and 100,000 common stock options with an average exercise price of $14.11 and $9.00, respectively. These shares would have been included in the calculation of dilutive earnings per share, except that to do so would have an anti-dilutive impact on earnings per share.
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
The majority of the indirect automobile loan pools and certain SBA and residential mortgage loans are sold with servicing retained. When the contractually-specific servicing fees on loans sold with servicing retained are expected to be more than adequate compensation to a servicer for performing the servicing, a capitalized servicing asset is recognized based on fair value. When the expected costs to a servicer for performing loan servicing are not expected to adequately compensate a servicer, a capitalized servicing liability is recognized based on fair value. Servicing assets and servicing liabilities are amortized over the expected lives of the serviced loans utilizing the interest method. Management makes certain estimates and assumptions related to costs to service varying types of loans and pools of loans, prepayment speeds, the projected lives of loans and pools of loans sold servicing retained, and discount factors used in calculating the present values of servicing fees projected to be received.
At March 31, 2014 and December 31, 2013, the total fair value of servicing for mortgage loans was $56.1 million and $53.7 million, respectively. The fair value of servicing for SBA loans was $4.7 million at March 31, 2014 and December 31, 2013. To estimate the fair values of these servicing assets, consideration was given to dealer indications of market value, where applicable, as well as the results of discounted cash flow models using key assumptions and inputs for prepayment rates, credit losses, and discount rates. The fair value of servicing for indirect loans approximates carrying value. Carrying value of these servicing assets is shown in the table below:

(in thousands)	March 31, 2014	December 31, 2013
Mortgage servicing	$48,335	$46,785
SBA servicing	4,536	4,529
Indirect servicing	2,410	1,888
Total carrying value of servicing assets	$55,281	$53,202

Residential Mortgage Loans
The Company typically sells first-lien residential mortgage loans to third party investors including Fannie Mae, Ginnie Mae, and Freddie Mac. Certain of these loans are exchanged for cash and servicing rights, which generate servicing assets for the Company. The servicing assets are recorded initially at fair value and subsequently at the lower of cost or market and amortized in proportion to, and over the estimated period that, net servicing income is expected to be received. As seller, the Company has made certain standard representations and warranties with respect to the originally transferred loans. The Company estimates its reserves under such arrangements predominantly based on prior experience. To date, the Company’s estimate of reserve related to this liability, amount of loans repurchased as well as asserted claims under these provisions have been de minimis.
During the three months ended March 31, 2014 and 2013, the Company sold residential mortgage loans with unpaid principal balances of $286.8 million and $536.8 million, respectively, on which the Company retained the related mortgage servicing rights ("MSRs") and receives servicing fees. At March 31, 2014, December 31, 2013, and March 31, 2013 the approximate weighted average net servicing fee was 0.26%, 0.25%, and 0.25%, respectively. The weighted average coupon interest rate was 3.91%, 3.88%, and 3.89% at March 31, 2014, December 31, 2013, and March 31, 2013, respectively.
The table below is an analysis of the activity in the Company’s residential MSRs and impairment for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(in thousands)	2014	2013
Residential mortgage servicing rights
Beginning carrying value	$46,785	$23,085
Additions	3,744	6,176
Amortization	(1,574)	(1,705)
Recovery/(impairment), net	(620)	1,607
Ending carrying value	$48,335	$29,163

Residential mortgage servicing impairment
Beginning balance	$3,129	$5,070
Additions	667	—
Recoveries	(47)	(1,607)
Ending balance	$3,749	$3,463

The Company uses assumptions and estimates in determining the impairment of capitalized MSRs. These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by market participants to value and bid MSRs available for sale in the market. At March 31, 2014, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the accompanying table.

($ in thousands)	March 31, 2014
Residential mortgage servicing rights
Fair value	$56,084
Composition of residential loans serviced for others:
Fixed-rate	99.6%
Adjustable-rate	0.4%
Total	100.0%
Weighted average remaining term (years)	25.9
Prepayment speed	7.65%
Effect on fair value of a 10% increase	$(1,586)
Effect on fair value of a 20% increase	(3,074)
Weighted average discount rate	10.04%
Effect on fair value of a 10% increase	$(2,066)
Effect on fair value of a 20% increase	(3,972)
The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As indicated, changes in value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in value may not be linear. Also, in this table, the effect of an adverse variation in a particular assumption on the value of the MSRs is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which may magnify or counteract the effect of the change.
Information about the asset quality of residential mortgage loans serviced by the Company at March 31, 2014 is detailed in the following table:

	March 31, 2014			Three Months Ended
	Unpaid Principal	Delinquent (days)		March 31, 2014
(in thousands)		30 to 89	90+	Charge-offs
Mortgage loan servicing portfolio	$4,571,585	$5,441	$2,930	$—
Mortgage loans held-for-sale	110,835	—	—	—
Mortgage loans held-for-investment	64,554	249	—	23
Total residential mortgages serviced	$4,746,974	$5,690	$2,930	$23
SBA Loans
The Company has executed certain transfers of SBA loans with third parties. These loans, which are typically partially guaranteed by the SBA or otherwise credit enhanced, are generally secured by business property such as real estate, inventory, equipment and accounts receivable. As seller, the Company has made certain standard representations and warranties with respect to the originally transferred loans and the Company has not incurred any material losses to date with respect to such representations and warranties. The Company estimates its reserves under such arrangements predominantly based on prior experience. To date, the Company’s estimate of reserve related to this liability, amount of loans repurchased as well as asserted claims under these provisions have been de minimis.
During the three months ended March 31, 2014 and 2013, the Company sold SBA loans with unpaid principal balances of $6.6 million and $10.2 million, respectively. The Company retained the related loan servicing rights and receives servicing fees. The approximate weighted average net servicing fee was 0.96%, 0.88%, and 0.86% at March 31, 2014, December 31, 2013, and March 31, 2013, respectively. The weighted average coupon interest rate was 5.69%, 5.69%, and 4.96% at March 31, 2014, December 31, 2013, and March 31, 2013, respectively.

The following is an analysis of the activity in the Company’s SBA loan servicing rights and impairment for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(in thousands)	2014	2013
SBA loan servicing rights
Beginning carrying value	$4,529	$6,192
Additions	274	489
Amortization	(176)	(245)
Impairment, net	(91)	(203)
Ending carrying value	$4,536	$6,233

	Three Months Ended March 31,
(in thousands)	2014	2013
SBA servicing rights impairment
Beginning balance	$2,218	$339
Additions	91	416
Recoveries	—	(213)
Ending balance	$2,309	$542
SBA loan servicing rights are initially recorded on the Consolidated Balance Sheets at fair value and then accounted for at the lower of cost or market and amortized in proportion to, and over the estimated period that, net servicing income is expected to be received based on projections of the amount and timing of estimated future net cash flows. The amount and timing of estimated future net cash flows are updated based on actual results and updated projections. The Company evaluates its SBA loan servicing rights for impairment on at least a quarterly basis.
The Company uses assumptions and estimates in determining the impairment of its SBA loan servicing rights. These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by market participants to value and bid servicing rights available for sale in the market. At March 31, 2014, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the accompanying table.

($ in thousands)	March 31, 2014
SBA loan servicing rights
Fair value	$4,686
Composition of loans serviced for others:
Fixed-rate	0.1%
Adjustable-rate	99.9%
Total	100.0%
Weighted average remaining term (years)	20.8
Prepayment speed	5.94%
Effect on fair value of a 10% increase	$(79)
Effect on fair value of a 20% increase	(155)
Weighted average discount rate	13.50%
Effect on fair value of a 10% increase	$(175)
Effect on fair value of a 20% increase	(339)
The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As indicated, changes in value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in value may not be linear. Also in this table, the effect of an adverse variation in a particular assumption on the value of the SBA servicing rights is calculated without changing any other assumption. In reality, changes in one factor may magnify or counteract the effect of the change.

Information about the asset quality of SBA loans managed by Fidelity at March 31, 2014 is shown in the table below.

	March 31, 2014			Three Months Ended
	Unpaid Principal	Delinquent (days)		March 31, 2014
($ in thousands)		30 to 89	90+	Charge-offs
SBA serviced for others portfolio	$220,034	$795	$2,718	$—
SBA loans held-for-sale	8,355	—	—	—
SBA loans held-for-investment	138,331	1,440	10,070	76
Total SBA loans serviced	$366,720	$2,235	$12,788	$76
Indirect Loans
The Bank purchases, on a nonrecourse basis, consumer installment contracts secured by new and used vehicles purchased by consumers from franchised motor vehicle dealers and selected independent dealers. A portion of the indirect automobile loans the Bank originates is sold with servicing retained. Certain of these loans are exchanged for cash and servicing rights, which generate servicing assets for the Company.
The servicing assets are recorded initially at fair value in the Consolidated Balance Sheets and then accounted for at lower of cost or market. The servicing assets are subsequently amortized in proportion to, and over the estimated period that net servicing income is expected to be received based on projections of the amount and timing of estimated future net cash flows. The Company evaluates its indirect loan servicing rights for impairment on at least a quarterly basis. As of March 31, 2014, the Company's indirect servicing asset had a balance of $2.4 million with no impairment. As seller, the Company has made certain standard representations and warranties with respect to the originally transferred loans. The Company estimates its reserves under such arrangements predominantly based on prior experience and the Company has not incurred any material losses to date with respect to such representations and warranties. To date, the Company's estimate of reserve related to this liability, amount of loans repurchased as well as asserted claims under these provisions have been de minimis.
During the three months ended March 31, 2014 and 2013, the Company sold indirect loans with unpaid principal balances of $195.0 million and $58.1 million, respectively. Included in sales for the three months ended March 31, 2014, was one of the Company's largest indirect sale transactions at $101.2 million.
The following is an analysis of the activity in the Company’s indirect loan servicing rights for the three months ended March 31, 2014 and 2013. There was no impairment recorded on indirect loan servicing rights during the three months ended March 31, 2014 or March 31, 2013.

	Three Months Ended March 31,
(in thousands)	2014	2013
Indirect loan servicing rights
Beginning carrying value	$1,888	$967
Additions	730	273
Amortization	(208)	(107)
Ending carrying value	$2,410	$1,133

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis reviews important factors affecting our financial condition at March 31, 2014, compared to December 31, 2013, and compares the results of operations for the three months ended March 31, 2014 and 2013. These comments should be read in conjunction with our consolidated financial statements and accompanying notes appearing in this report and the “Risk Factors” set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2013. All percentage and dollar variances noted in the following analysis are calculated from the balances presented in the accompanying consolidated financial statements.
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
This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included herein and are not intended to represent a complete list of all risks and uncertainties in our business. Investors are encouraged to read the related section in our 2013 Annual Report on Form 10-K/A, including the “Risk Factors” set forth therein. Additional information and other factors that could affect future financial results are included in our filings with the Securities and Exchange Commission.

Selected Financial Data
The following table contains selected consolidated financial data and should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and consolidate financial statements and notes.

	Three Months Ended March 31,
($ in thousands, except per share data)	2014	2013
INCOME STATEMENT DATA
Interest income	$23,078	$24,975
Interest expense	2,807	3,900
Net interest income	$20,271	$21,075
Provision for loan losses	(2,450)	3,476
Noninterest income	19,383	25,047
Noninterest expense	32,656	32,524
Income tax expense	3,385	3,631
Net income	6,063	6,491
Preferred stock dividends and accretion of discount	—	(823)
Net income available to common shareholders	6,063	5,668
PERFORMANCE
Earnings per share - basic (1)	$0.28	$0.37
Earnings per share - diluted (1)	$0.26	$0.33
Return on average assets	0.97%	1.07%
Return on average shareholders' equity	10.36%	13.53%
Yield on earning assets	4.05%	4.46%
Cost of funds	0.63%	0.84%
Net interest spread	3.42%	3.62%
Net interest margin	3.56%	3.77%
CAPITAL
Tier 1 risk-based capital	13.20%	12.22%
Total risk-based capital	14.46%	13.48%
Leverage ratio	11.21%	10.51%
DAILY AVERAGE BALANCE SHEET SUMMARY
Loans, net of unearned fees	$2,070,909	$2,096,551
Investment securities	176,171	161,861
Earning assets	2,323,671	2,281,648
Total assets	2,529,476	2,469,538
Deposits	2,160,697	2,031,877
Borrowings	109,706	222,028
Shareholders’ equity	237,408	194,559
STOCK PERFORMANCE
Market price
Closing (1)	$13.97	$11.18
High close (1)	$16.53	$11.49
Low close (1)	$13.63	$9.30
Daily average trading volume	53,851	30,591
Book value per common share (1)	$11.39	$10.22
Price to book value	1.23	1.09
Tangible book value per common share (1)	$11.28	$10.05
Price to tangible book value	1.24	1.11
ASSET QUALITY
Total nonperforming loans	$56,600	$81,740
Total nonperforming assets	$82,545	$121,665
Loans 90 days past due and still accruing	$488	$141
Nonperforming loans as a % of loans	3.06%	4.50%
Nonperforming assets as a % of loans and ORE	4.41%	6.55%
Classified assets as a % of Tier 1 capital plus ALL	27.14%	38.13%
ALL to nonperforming loans	54.41%	41.49%
Net (recoveries)/charge-offs during the period to average loans	(0.02)%	0.86%
ALL as a % of loans	1.67%	1.86%
OTHER INFORMATION
Noninterest income to gross revenues	45.65%	50.07%
Full-time equivalent employees	927.8	806.0

(1)	Historical period adjusted for stock dividends.

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
Our franchise primarily spans the metropolitan Atlanta market and also includes one branch office in Jacksonville, Florida. In addition, we conduct indirect automobile lending, residential mortgage lending and SBA lending activities in eleven Southern states. During 2013, we continued to expand our footprint with the opening of additional offices in our retail banking, mortgage lending, and indirect automobile lending divisions including the commencement of indirect automobile lending activities in Texas during the fourth quarter of 2013.
Our lending activities and the total of our nonperforming assets are significantly influenced by the local economic environments in the markets we serve. Since 2012 and continuing into the first quarter of 2014, the economic recession of 2007 to 2009 has begun to recede. This environment has supported our strategy to organically grow our consumer installment, mortgage and commercial loan portfolios. Our loan portfolio is well diversified among consumer, business, and real estate.
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
For the last two years and so far in 2014, approximately half of our profitability was derived from noninterest income sources, such as service charges on deposit accounts and fees on other services, income from indirect automobile lending, SBA and mortgage banking activities, gain on ORE sales and gain on acquisitions. We anticipate this trend will continue as we expand our product offerings to serve the needs of our customers as we have recently done with the addition of our new wealth management department
Beginning in 2014, we have started to realize $5.8 million in annual after-tax savings as a result of the redemption of $48.2 million of preferred shares outstanding and $20.5 million of trust preferred securities on August 30, 2013 and September 9, 2013, respectively. We used the majority of the net proceeds from our public offering which closed in June 2013 to fund these redemptions.
We continue to attract new customer relationships, and talented and experienced bankers to support our growth. The strong focus in 2014 will continue to be on credit quality, revenue growth, expense controls, and quality loan growth to reflect continual and conservative expansion of our deposit and lending footprints.
Results of Operations
Net Income
For the three months ended March 31, 2014, we recorded net income of $6.1 million compared to net income of $6.5 million for the same period of 2013. Net income available to common shareholders was $6.1 million and $5.7 million for the three months ended March 31, 2014 and 2013, respectively. Basic and diluted earnings per share for the first quarter of 2014 were $0.28 and $0.26, respectively, compared to $0.37 and $0.33, respectively, for the three months ended March 31, 2013.
The slight decrease in net income for the three months ended March 31, 2014, compared to the same period in 2013, is primarily the result of a $7.2 million decrease in noninterest income from mortgage banking activities, a decrease of approximately $800,000 in net interest income and a $1.3 million decrease in other noninterest income. The decreases were partially offset by an increase in noninterest income from indirect lending activities of $3.0 million and a negative provision for loan losses of $2.5 million for the three months ended March 31, 2014, compared to a provision for loan losses of $3.5 million for the three months ended March 31, 2013.

Net Interest Income
Net interest margin in the first quarter of 2014 was 3.56%, and a decrease from the first quarter of 2013 result of 3.77%. The 21 basis point year over year decline occurred primarily due to lower market yields on newly originated loans as compared to higher rates on the loans sold or paid off since the first quarter of 2013.
Interest income for the first quarter of 2014 decreased to $23.1 million from $25.0 million compared to the first quarter of 2013. The decrease in interest income is primarily attributable to the decrease in mortgage loans held for sale production volume during the first quarter of 2014 as market trends in production have declined since the first half of 2013.
Interest expense for the first quarter of 2014 decreased to $2.8 million from $3.9 million compared to the first quarter of 2013, primarily due to a reduction of approximately $600,000 in subordinated debt expense for the first quarter of 2014 from the repayment of $20.5 million in subordinated debt in the third quarter of 2013.

Average Balances, Interest and Yields (Unaudited)

	For the Three Months Ended
	March 31, 2014			March 31, 2013
($ in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans, net of unearned income:
Taxable	$2,062,284	$21,719	4.27%	$2,090,711	$23,902	4.64%
Tax-exempt (1)	8,625	111	5.21%	5,840	65	4.52%
Total loans	2,070,909	21,830	4.28%	2,096,551	23,967	4.64%
Investment securities:
Taxable	161,251	1,093	2.75%	143,965	849	2.39%
Tax-exempt(2)	14,920	240	6.51%	17,896	276	6.26%
Total investment securities	176,171	1,333	3.07%	161,861	1,125	2.82%
Federal funds sold and bank deposits	76,591	38	0.20%	23,236	3	0.05%
Total interest-earning assets	2,323,671	23,201	4.05%	2,281,648	25,095	4.46%
Noninterest-earning assets:
Cash and due from banks	19,001			13,962
Allowance for loan losses	(33,869)			(33,662)
Premises and equipment, net	48,479			37,886
Other real estate	28,798			38,783
Other assets	143,396			130,921
Total assets	$2,529,476			$2,469,538

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand deposits	$698,811	$507	0.29%	$620,425	$418	0.27%
Savings deposits	308,819	296	0.39%	330,364	377	0.46%
Time deposits	675,034	1,685	1.01%	712,605	1,832	1.04%
Total interest-bearing deposits	1,682,664	2,488	0.60%	1,663,394	2,627	0.64%
Other borrowings	63,313	44	0.28%	154,501	406	1.07%
Subordinated debt	46,393	275	2.41%	67,527	867	5.21%
Total interest-bearing liabilities	1,792,370	2,807	0.63%	1,885,422	3,900	0.84%
Noninterest-bearing liabilities and shareholders' equity:
Demand deposits	478,033			368,483
Other liabilities	21,665			21,074
Shareholders’ equity	237,408			194,559
Total liabilities and shareholders’ equity	$2,529,476			$2,469,538
Net interest income/spread		$20,394	3.42%		$21,195	3.62%
Net interest margin			3.56%			3.77%

(1)	Interest income includes the effect of taxable equivalent adjustment for 2014 and 2013 of $39,000 and $23,000, respectively.

(2)	Interest income includes the effect of taxable-equivalent adjustment for 2014 and 2013 of $84,000 and $97,000, respectively.

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
The provision for loan losses for the three month periods ended March 31, 2014 was a net recovery of $2.5 million compared to provision expense of $3.5 million for the same period in 2013. The decrease was due to continued improvement in asset quality due to improving trends in credit quality metrics, such as a reduction in classified and nonperforming loans, as well as a reduction in transfers to ORE. Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio at March 31, 2014 (see “Asset Quality”).
At the date of acquisition, no allowance for loan losses was recorded on acquired loans, including the covered loans acquired under the loss share agreements with the FDIC because these loans were recorded at fair value. On an ongoing basis, the Company re-evaluates the cash flows expected to be collected on the Purchased Credit Impaired ("PCI") loans based on updates of assumptions regarding default rates, loss severities, and other factors that are reflective of current market conditions and, based upon those evaluations, determines if additional provision expense is required for the PCI loans. Fidelity evaluates the recorded investment of the PCI loans by comparing the original Day 1 estimated losses to current estimated losses on at least a quarterly basis and recognizes impairment through the provision for loan losses.
The following schedule summarizes the changes in the allowance for loan losses for the periods indicated:

	As of or for the Three Months Ended March 31,
($ in thousands)	2014	2013
Balance at beginning of period	$33,684	$33,982
Net (recoveries)/charge-offs:
Commercial	364	2,441
Construction	(1,680)	72
Consumer installment	743	669
Mortgage	35	332
Covered	448	117
Acquired, noncovered	(15)	20
Total net (recoveries)/charge-offs	(105)	3,651
Provision for loan losses (1)	(2,450)	3,475
(Decrease)/increase in FDIC loss share receivable	(542)	104
Balance at end of period	$30,797	$33,910
Annualized ratio of net (recoveries)/charge-offs to average loans	(0.02)%	0.86%
Allowance for loan losses as a percentage of loans at end of period	1.67%	1.86%
Allowance for loan losses as a percentage of loans, excluding covered loans	1.71%	1.95%
(1) Net of benefit attributable to FDIC loss share receivable.
Net (recoveries)/charge-offs for the three months ended 2014 totaled $(105,000), down from $3.7 million of net charge-offs recorded in the same period of 2013. The decrease is primarily due to a recovery in the construction portfolio of $1.7 million, as well as a year-over-year decrease in commercial net charge-offs of $2.1 million.

Noninterest Income
The categories of noninterest income, and the dollar and percentage change between periods, are as follows:

	Three Months Ended March 31,
($ in thousands)	2014	2013	$ Change	% Change
Service charges on deposit accounts	$1,009	$949	$60	6.3%
Other fees and charges	920	887	33	3.7
Mortgage banking activities	10,587	17,795	(7,208)	(40.5)
Indirect lending activities	4,676	1,646	3,030	184.1
SBA lending activities	844	1,084	(240)	(22.1)
Bank owned life insurance	301	313	(12)	(3.8)
Other	1,046	2,373	(1,327)	(55.9)
Total noninterest income	$19,383	$25,047	$(5,664)	(22.6)%
For the first quarter of 2014, noninterest income was $19.4 million compared to $25.0 million in the first quarter of 2013. This decrease is primarily attributable to a $7.2 million decrease in noninterest income from mortgage banking activities, primarily due to decreased loans held for sale production volume for the first quarter of 2014. During the three months ended March 31, 2014 and 2013, the Company sold residential mortgage loans with unpaid principal balances of $328.1 million and $634.1 million, respectively. In addition to the decrease in income from mortgage banking activities, there was a decrease in other noninterest income of $1.3 million related to a decrease in net gain on sales of ORE in first quarter of 2014 compared to first quarter of 2013. The decrease in noninterest income from mortgage banking activities was partially offset by an increase of $3.0 million in noninterest income from indirect lending activities in the first quarter of 2014.
Noninterest Expense
The categories of noninterest expense, and the dollar and percentage change between periods, are as follows:

	Three Months Ended March 31,
($ in thousands)	2014	2013	$ Change	% Change
Salaries and employee benefits	$16,085	$14,282	$1,803	12.6%
Commissions	3,470	6,390	(2,920)	(45.7)
Occupancy, net	2,603	2,407	196	8.1
Communication	972	760	212	27.9
Other	9,526	8,685	841	9.7
Total noninterest expense	$32,656	$32,524	$132	0.4%
Noninterest expense for the first quarter of 2014 was relatively flat at $32.7 million compared to $32.5 million for the same period in 2013. Commissions expense was lower primarily due to a decrease in mortgage production for the first quarter of 2014. The reduction in commissions expense was offset by an increase in higher salaries and benefits and general operating costs during the first quarter of 2014 as the Bank continues to expand its employee base in both production and support departments.
Provision for Income Taxes
The provision for income taxes for the first quarter of 2014 was $3.4 million, compared to $3.6 million for the same period in 2013. The change in income tax expense for the three months ended March 31, 2014 correlated directly with the change in income before taxes as the income tax rate for both quarters was 35.8%.
Financial Condition
Total assets were flat from year to year with a balance of $2.6 billion at March 31, 2014, and December 31, 2013.
Cash and cash equivalents increased by $50.4 million, during the first three months of 2014 or 43.2%, to $167.0 million at March 31, 2014, compared to $116.6 million at December 31, 2013. This balance varies with the Bank’s liquidity needs and is influenced by loan production from scheduled loan closings, investment purchases, timing of customer deposits, loan sales, and repayment of short-term borrowings.
Loans decreased by $44.9 million, or 2.4%,during the first three months of 2014 to $1.8 billion at March 31, 2014, compared to $1.9 billion at December 31, 2013. Net loans increased during the quarter by $6.7 million which was offset by a reduction in the portfolio due to the sale of $51.2 million in loans during the first quarter of 2014 due to increased demand for this asset from investors. The fluctuations in the balances from year end are due to loan production levels, the timing of loan sales and the demands for loan purchases by loan investors.

Asset Quality
The following schedule summarizes our asset quality at March 31, 2014, December 31, 2013, and March 31, 2013:

($ in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
NONCOVERED NONPERFORMING ASSETS
Nonaccrual loans	$40,983	$40,944	$52,220
Repossessions	1,398	1,219	975
Other real estate	19,573	24,791	24,048
Noncovered nonperforming assets	$61,954	$66,954	$77,243
NONCOVERED NONPERFORMING ASSET RATIOS
Loans 30-89 days past due	$7,034	$5,618	$12,152
Loans past due 90 days or more and still accruing	$488	$—	$141
Loans 30-89 days past due to total loans	0.39%	0.31%	0.70%
Loans past due 90 days or more and still accruing to total loans	0.03%	—%	0.01%
Nonperforming assets to total loans, ORE, and repossessions	3.41%	3.60%	4.37%
COVERED NONPERFORMING ASSETS
Nonaccrual loans	$15,617	$18,638	$29,520
Other real estate	4,974	6,191	14,902
Covered nonperforming assets	$20,591	$24,829	$44,422

ASSET QUALITY RATIOS
Including covered loans:
Nonperforming loans as a % of loans	3.06%	3.15%	4.50%
Nonperforming assets as a % of loans plus ORE	4.40%	4.77%	6.55%
ALL to nonperforming loans	54.41%	56.53%	41.49%
ALL as a % of loans	1.67%	1.78%	1.86%
Excluding covered loans:
Nonperforming loans as a % of loans	2.28%	2.23%	3.00%
Nonperforming assets as a % of loans plus ORE	3.41%	3.60%	4.37%
ALL to nonperforming loans	75.15%	82.27%	64.94%
ALL as a % of loans	1.71%	1.84%	1.95%

CLASSIFIED ASSETS
Classified loans (1) (2)	$81,037	$82,625	$115,034
ORE and repossessions	25,945	32,201	39,925
Total classified assets	$106,982	$114,826	$154,959

(1) Amount of SBA guarantee included	$8,506	$7,869	$16,668
(2) Classified covered assets are presented net of the 80% loss share agreement with the FDIC.

The Bank makes standard representations and warranties in the normal course of selling mortgage loans in the secondary market. We have not experienced any material repurchase requests as a result of these obligations related to the representations and warranties.

Deposits

	For the Three Months Ended
	March 31, 2014			December 31, 2013			March 31, 2013
($ in millions)	Average Amount	Rate	Percent of Total Deposits	Average Amount	Rate	Percent of Total Deposits	Average Amount	Rate	Percent of Total Deposits
Noninterest-bearing demand deposits	$478.0	—%	22.1%	$448.9	—%	20.9%	$368.5	—%	18.1%
Interest-bearing demand deposits	698.8	0.29%	32.4%	693.0	0.29%	32.2%	620.4	0.27%	30.5%
Savings deposits	308.8	0.39%	14.3%	307.5	0.39%	14.3%	330.4	0.46%	16.3%
Time deposits	675.0	1.01%	31.2%	701.2	1.01%	32.6%	712.6	1.04%	35.1%
Total average deposits	$2,160.6	0.47%	100.0%	$2,150.6	0.48%	100.0%	$2,031.9	0.52%	100.0%

Total deposits at March 31, 2014, were relatively flat compared to total deposits at December 31, 2013. Time deposits greater than $100,000 decreased $6.0 million, or 1.78%, to $329.2 million. Noninterest-bearing demand deposits increased $37.6 million, or 7.7%, to $525.9 million. Interest-bearing demand deposits and money market deposits decreased $1.3 million, or 0.18%, to $700.3 million. Noninterest-bearing demand accounts increased and interest-bearing deposits decreased as management worked to move customers to low-cost deposit products to improve the net interest margin and lower the total cost of funds.
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
Sources of the Bank’s liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities; investment securities eligible for sale or pledging to secure borrowings from dealers and customers pursuant to securities sold under agreements to repurchase; loan repayments; loan sales; deposits and certain interest-sensitive deposits; brokered deposits; a collateralized line of credit at the Federal Reserve Bank of Atlanta (“FRB”) Discount Window; a collateralized line of credit from the Federal Home Loan Bank of Atlanta (“FHLB”); and borrowings under unsecured overnight Federal funds lines available from correspondent banks. The principal demands for liquidity are new loans, anticipated fundings under credit commitments to customers and deposit withdrawals. Substantially all of FSC’s liquidity is obtained from capital raises, subsidiary service fees and dividends from the Bank, which is limited by applicable law.
Management seeks to maintain a stable net liquidity position while optimizing operating results, as reflected in net interest income, the net yield on interest-earning assets and the cost of interest-bearing liabilities in particular. Our Asset Liability Management Committee (“ALCO”) meets regularly to review the current and projected net liquidity positions and to review actions taken by management to achieve this liquidity objective. Managing the levels of total liquidity, short-term liquidity, and short-term liquidity sources continues to be an important exercise because of the coordination of the projected mortgage, SBA and indirect automobile loan production and sales, loans held-for-sale balances, and individual loans and pools of loans sold anticipated to fluctuate during the year.
In addition to the ability to increase brokered deposits and retail deposits, as of March 31, 2014, we had approximately $1.0 billion in sources of available unused liquidity.
Our loans held for sale are considered highly liquid. The majority of commitments to purchase mortgage loans held-for-sale will be funded within one month of the loan closing. Also, the majority of these loans are conforming residential mortgage loans sold to GNMA, FNMA and FHLMC. Other loans held for sale include commitments for both SBA loans and indirect automobile loans.
Shareholders’ Equity
Shareholders’ equity was $242.4 million at March 31, 2014, and $236.2 million at December 31, 2013. The increase in shareholders’ equity in the first three months of 2014 was primarily attributable to net income earned during the quarter.

Capital Ratios
The Company is regulated by the Board of Governors of the Federal Reserve Board and is subject to the securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the Federal Deposit Insurance Corporation and the Georgia Department of Banking and Finance. As of March 31, 2014, the Company is not aware of any current recommendations of applicable regulatory authorities which, if they were to be implemented, would reasonably likely have a material adverse effect on our liquidity, capital resources, or operations, except as provided for in the Dodd-Frank Act and the Basel III rules.
The Bank must comply with regulatory capital requirements established by the regulators. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. These capital standards require us to maintain minimum ratios of “Tier 1” capital to total risk-weighted assets and total capital to risk-weighted assets of 4.00% and 8.00%, respectively. Tier 1 capital is comprised of total shareholders’ equity calculated in accordance with generally accepted accounting principles, excluding accumulated other comprehensive income (loss), less intangible assets, and total capital is comprised of Tier 1 capital plus certain adjustments, the largest of which is our allowance for loan losses. Risk-weighted assets refer to our on- and off-balance sheet exposures, adjusted for their related risk levels using formulas set forth in FDIC regulations.
In addition to the risk-based capital requirements described above, we are subject to a leverage capital requirement, which calls for a minimum ratio of Tier 1 capital to quarterly average total assets of 4.00%.
At March 31, 2014, the Bank’s capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents the Bank's capital ratios and the minimum regulatory requirements:

		Minimum Regulatory Requirement
	Fidelity Bank	Adequately Capitalized	Well Capitalized
Tier 1 risk-based capital ratio	12.19%	4.00%	6.00%
Total risk-based capital ratio	13.91%	8.00%	10.00%
Leverage capital ratio	10.36%	4.00%	5.00%
The Company is not subject to the provisions of prompt corrective action. The Company had Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage capital ratio of 13.20%, 14.46%, and 11.21%, respectively, at March 31, 2014.
Basel III
On April 25, 2014, the FDIC adopted as final the revised risk-based and leverage capital requirements for FDIC-supervised institutions, with no substantive changes, which were previously approved on July 9, 2013, as an interim final rule implementing the Basel Committee on Banking Supervision's (“BCBS”) capital guidelines for U.S. banks. The FDIC's rule is identical in substance to the final rules issued by the FRB. The phase-in period for the final rules will begin for the Company on January 1, 2015, with full compliance with all requirements phased in over a multi-year schedule ending in 2019.
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
We continue to evaluate the ultimate impact of the implementation of the new capital and liquidity standards under the Basel III Capital Rules and the Dodd-Frank Act on the Company's liquidity management functions and capital position.  Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company. Management believes, at March 31, 2014, that the Company and the Bank would meet all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis if such requirements were currently effective.

Dividends
In April of 2014, we declared a cash dividend of $0.08 per share. In January of 2014, we declared a stock dividend equal to one share for every 250 shares owned and a cash dividend of $0.04 per share. Basic and diluted earnings per share for prior periods have been retroactively adjusted to reflect the January 2014 stock dividend. Future dividends require a quarterly review of current and projected earnings for the remainder of 2014 in relation to capital requirements prior to the determination of the dividend, and be subject to regulatory restrictions under applicable law. The Board of Directors for both the Bank and FSC will review on a quarterly basis whether to declare and pay dividends for the remainder of 2014, with the declared and paid dividend consistent with current regulatory limitations, earnings, capital requirements, and forecasts of future earnings.
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
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to claims and lawsuits arising in the course of normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of March 31, 2014, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our results of operations or financial condition.
Item 1A. Risk Factors
While the Company attempts to identify, manage, and mitigate risks and uncertainties associated with its business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2013 describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our cash flows, results of operations, and financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2013.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable
Item 3. Defaults Upon Senior Securities
Not Applicable
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
Not Applicable
Item 6. Exhibits

(a)	Exhibits. The following exhibits are filed as part of this Report.

3(a)
Amended and Restated Articles of Incorporation of Fidelity Southern Corporation, as amended effective December 16, 2008 (incorporated by reference from Exhibit 3(a) to Fidelity Southern Corporation’s Annual Report on Form 10-K filed March 17, 2009)

3(b)	Articles of Amendment to the Articles of Incorporation of Fidelity Southern Corporation (incorporated by reference from Exhibit 3.1 to Fidelity Southern Corporation’s Form 8-K filed November 23, 2010)
3(c)
By-Laws of Fidelity Southern Corporation, as amended (incorporated by reference from Exhibit 3(b) to Fidelity Southern Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

3(d)	Amendment to By-Laws of Fidelity Southern Corporation (incorporated by reference from Exhibit 3.2 to Fidelity Southern Corporation’s Form 8-K filed November 23, 2010)
4(a)	See Exhibits 3(a) and 3(b) for provisions of the Amended and Restated Articles of Incorporation, as amended, and Bylaws, which define the rights of the shareholders.
4(b)
Tax Benefits Preservation Plan dated November 19, 2010 between Fidelity Southern Corporation and Mellon Investor Services LLC as Rights Agent (incorporated by reference from Exhibit 4.1 to Fidelity Southern Corporation’s Form 8-K filed November 23, 2010)

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

FIDELITY SOUTHERN CORPORATION
(Registrant)
Date:	May 8, 2014	BY:	/S/ JAMES B. MILLER, JR.
James B. Miller, Jr.
Chief Executive Officer
Date:	May 8, 2014	BY:	/s/ STEPHEN H. BROLLY
Stephen H. Brolly
Chief Financial Officer