Form 10-Q
period 2014-06-30
FIDELITY SOUTHERN CORP
filed 2014-08-08
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 __________________________________________________________________
FORM 10-Q
 __________________________________________________________________
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarter ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of July 31, 2014 (the most recent practicable date), the Registrant had outstanding approximately 21,309,307 shares of Common Stock.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
Report on Form 10-Q
June 30, 2014

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
($ in thousands)	June 30, 2014	December 31, 2013
Assets
Cash and due from banks	$52,952	$111,046
Interest-bearing deposits with banks	714	2,108
Federal funds sold	1,473	3,405
Cash and cash equivalents	55,139	116,559
Investment securities available-for-sale	164,190	168,865
Investment securities held-to-maturity	7,851	4,051
Loans held-for-sale (loans at fair value: $191,666 at June 30, 2014; $127,850 at December 31, 2013)	339,719	187,366
Loans (non-covered: $1,923,088 and $1,834,672; covered: $45,526 and $58,365 at June 30, 2014 and December 31, 2013, respectively)	1,968,614	1,893,037
Allowance for loan losses	(28,912)	(33,684)
Loans, net of allowance for loan losses	1,939,702	1,859,353
Premises and equipment, net	50,419	44,555
Other real estate, net (non-covered: $19,855 and $24,791; covered: $7,075 and $6,191, at June 30, 2014 and December 31, 2013, respectively)	26,930	30,982
Bank owned life insurance	33,995	33,855
Servicing rights	57,526	53,202
Other assets	62,271	65,380
Total assets	$2,737,742	$2,564,168
Liabilities
Deposits
Noninterest-bearing demand deposits	$560,932	$488,224
Interest-bearing deposits	1,664,487	1,714,228
Total deposits	2,225,419	2,202,452
Other borrowings	187,815	59,233
Subordinated debt	46,393	46,393
Other liabilities	27,340	19,860
Total liabilities	2,486,967	2,327,938
Shareholders’ equity
Preferred stock, no par value. Authorized 10,000,000; zero issued	—	—
Common stock, no par value. Authorized 50,000,000; issued and outstanding 21,317,757 and 21,342,549 at June 30, 2014 and December 31, 2013, respectively	160,586	158,153
Accumulated other comprehensive income, net of tax	2,804	968
Retained earnings	87,385	77,109
Total shareholders’ equity	250,775	236,230
Total liabilities and shareholders’ equity	$2,737,742	$2,564,168
See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share data)	2014	2013	2014	2013
Interest income:
Loans, including fees	$24,801	$22,949	$46,592	$46,893
Investment securities	1,244	911	2,493	1,939
Federal funds sold and bank deposits	20	15	58	18
Total interest income	26,065	23,875	49,143	48,850
Interest expense:
Deposits	2,328	2,600	4,816	5,227
Other borrowings	69	273	113	679
Subordinated debt	277	868	552	1,735
Total interest expense	2,674	3,741	5,481	7,641
Net interest income	23,391	20,134	43,662	41,209
Provision for loan losses	566	570	(1,884)	4,046
Net interest income after provision for loan losses	22,825	19,564	45,546	37,163
Noninterest income:
Service charges on deposit accounts	1,059	1,020	2,068	1,969
Other fees and charges	1,100	975	2,020	1,862
Mortgage banking activities	13,570	20,158	24,157	37,953
Indirect lending activities	3,631	2,781	8,307	4,427
SBA lending activities	1,359	1,417	2,203	2,501
Bank owned life insurance	755	326	1,056	639
Other	1,844	1,562	2,890	3,935
Total noninterest income	23,318	28,239	42,701	53,286
Noninterest expense:
Salaries and employee benefits	15,973	14,278	32,058	28,560
Commissions	5,610	7,979	9,080	14,369
Occupancy	3,407	2,291	6,010	4,698
Communication	977	805	1,949	1,565
Other	7,776	7,806	17,302	16,491
Total noninterest expense	33,743	33,159	66,399	65,683
Income before income tax expense	12,400	14,644	21,848	24,766
Income tax expense	4,442	5,211	7,827	8,842
Net income	7,958	9,433	14,021	15,924
Preferred stock dividends and accretion of discount	—	(823)	—	(1,646)
Net income available to common equity	$7,958	$8,610	$14,021	$14,278

Earnings per common share:
Basic earnings per share	$0.37	$0.52	$0.66	$0.90
Diluted earnings per share	$0.34	$0.46	$0.60	$0.80

Cash dividends declared per common share	$0.08	$—	$0.12	$—

Net income	$7,958	$9,433	$14,021	$15,924
Other comprehensive income (loss):
Change in net unrealized gains/(losses) on securities for the period	1,932	(3,066)	2,961	(3,339)
Less: Income tax expense (benefit) related to items of other comprehensive income	734	(1,165)	1,125	(1,269)
Other comprehensive income (loss), net of tax	1,198	(1,901)	1,836	(2,070)
Total comprehensive income	$9,156	$7,532	$15,857	$13,854
See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
(in thousands)
Operating activities:
Net income	$14,021	$15,924
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	(1,884)	4,046
Depreciation and amortization of premises and equipment	2,127	1,489
Other amortization, net	2,740	2,019
Impairment of other real estate	1,600	1,796
Share-based compensation	327	575
Gain on loan sales, including servicing rights	(24,649)	(35,139)
Net gain on sale of other real estate	(1,520)	(2,329)
Net income on bank owned life insurance	(1,008)	(583)
Change in assets and liabilities which provided (used) cash:
Net increase in loans originated for resale	(128,714)	(16,346)
Other assets	(3,547)	(26,118)
Other liabilities	6,355	15,693
Net cash used in operating activities	(134,152)	(38,973)
Investing activities:
Purchases of investment securities available-for-sale	(5,006)	(37,542)
Purchases of investment securities held-to-maturity	(4,334)	—
Purchase of FHLB stock	(4,950)	(5,355)
Maturities and calls of investment securities available-for-sale	12,684	24,806
Maturities and calls of investment securities held-to-maturity	534	1,184
Redemption of FHLB stock	2,689	4,091
Net proceeds from sales of loans	52,211	50,860
Net increase in loans	(133,664)	(69,707)
Proceeds from bank owned life insurance	868	—
Proceeds from sale of other real estate	9,782	17,025
Purchases of premises and equipment	(7,992)	(5,663)
Net cash used in investing activities	(77,178)	(20,301)
Financing activities:
Net increase in demand deposits, money market accounts, and savings accounts	72,708	49,089
Net (decrease) increase in time deposits	(49,741)	36,234
Net increase in other borrowings	128,582	17,981
Common stock dividends paid	(2,552)	(8)
Proceeds from the issuance of common stock	913	67,000
Preferred stock dividends paid	—	(1,205)
Net cash provided by financing activities	149,910	169,091
Net (decrease) increase in cash and cash equivalents	(61,420)	109,817
Cash and cash equivalents, beginning of period	116,559	49,020
Cash and cash equivalents, end of period	$55,139	$158,837

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,655	$7,790
Income taxes	$3,637	$5,000
Supplemental disclosures of noncash investing and financing activities:
Noncash transfers to other real estate	$5,811	$17,618
Accretion on preferred stock	$—	$441
See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the calculations of and the amortization of capitalized servicing rights, valuation of deferred income taxes, the valuation of loans held-for-sale and certain derivatives, the valuation of real estate or other assets acquired in connection with foreclosures or in satisfaction of loans, purchase accounting-related adjustments, and Federal Deposit Insurance Corporation (the "FDIC") receivable for loss share agreements. The Company principally operates in one business segment, which is community banking.
In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. All such adjustments are normal recurring accruals. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts have been reclassified to conform to current year presentation. These reclassifications had no impact on previously reported net income and shareholders’ equity.
The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in the 2013 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. There were no new accounting policies or changes to existing policies adopted in the first six months of 2014, which had a significant effect on the results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.
Operating results for the three and six-month periods ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A and Annual Report to Shareholders for the year ended December 31, 2013.
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
In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers." The amendments in this guidance indicates that entities should recognize revenue to reflect the transfers of goods or services to customers in an amount equal to the consideration the entity receives or expects to receive. The amendments will be effective for entities during annual reporting periods beginning after December 15, 2016, and interim reporting periods therein and those requirements should be applied retrospectively. Early adoption is not permitted. The adoption of this ASU is not expected to have a significant impact on the Company's Consolidated Financial Statements.

In June 2014, the FASB issued ASU 2014-11 "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." The new guidance requires entities to account for repurchase-to-maturity transactions as secured borrowings, eliminates accounting guidance on linked repurchase financing transactions, and expands disclosure requirements for certain transfers of financial assets that are accounted for as sales and certain transfers accounted for as secured borrowings. The amendments are effected for entities during annual reporting periods beginning after December 15, 2014, and interim reporting periods therein. The guidance should be applied by making a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption for any transactions outstanding on the effective date. Early adoption is not permitted. The adoption of this ASU is not expected to have a significant impact on the Company's Consolidated Financial Statements.
Other accounting standards that have been issued or proposed by the FASB or other standard-settings bodies are not expected to have a material impact on the Company financial position, results of operations or cash flows.
Contingencies
Due to the nature of their activities, the Company and its subsidiaries are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of June 30, 2014. While it is difficult to predict or determine the outcome of these proceedings, it is the opinion of management, after consultation with its legal counsel, that the ultimate liabilities, if any, will not have a material adverse impact on the Company’s consolidated results of operations, financial position, or cash flows.

2. INVESTMENT SECURITIES
The amortized cost and fair value of debt securities are categorized in the table below by contractual maturity. The expected maturities may differ from the contractual maturities of callable agencies and municipal securities because the issuer has the right to redeem the callable security at predetermined prices at specified times prior to maturity. Securities not due at a single maturity (i.e., mortgage-backed securities) are shown separately.

	June 30, 2014		December 31, 2013
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
Obligations of U.S. Government sponsored enterprises:
Due five years through ten years	$24,661	$25,056	$19,605	$19,553
Due after ten years	1,510	1,545	1,518	1,486
Municipal securities:
Due within one year	823	830	—	—
Due after one year through five years	886	911	1,716	1,745
Due five years through ten years	690	713	691	700
Due after ten years	12,280	12,670	12,292	12,324
Residential mortgage-backed securities	118,817	122,465	131,481	133,057
Total available-for-sale	$159,667	$164,190	$167,303	$168,865
Held-to-maturity:
Residential mortgage-backed securities	$3,532	$3,944	$4,051	$4,437
Commercial mortgage-backed securities	4,319	4,319	—	—
Total held-to-maturity	$7,851	$8,263	$4,051	$4,437
The Bank did not sell any investment securities during the six months ended June 30, 2014 or June 30, 2013.
The following table summarizes the amortized cost and estimated fair value of available-for-sale and held-to-maturity investment securities and the related gross unrealized gains and losses at June 30, 2014 and December 31, 2013.

	June 30, 2014
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other than Temporary Impairment	Fair Value
Available-for-sale:
Obligations of U.S. Government sponsored enterprises	$26,171	$430	$—	$—	$26,601
Municipal securities	14,679	475	(30)	—	15,124
Mortgage-backed securities	118,817	3,695	(47)	—	122,465
	$159,667	$4,600	$(77)	$—	$164,190
Held-to-maturity:
Residential mortgage-backed securities	$3,532	$412	$—	$—	$3,944
Commercial mortgage-backed securities	4,319	—	—	—	4,319
	$7,851	$412	$—	$—	$8,263

	December 31, 2013
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other than Temporary Impairment	Fair Value
Available-for-sale:
Obligations of U.S. Government sponsored enterprises:	$21,123	$4	$(88)	$—	$21,039
Municipal securities	14,699	240	(170)	—	14,769
Residential mortgage-backed securities	131,481	2,049	(473)	—	133,057
	$167,303	$2,293	$(731)	$—	$168,865
Held-to-maturity:
Residential mortgage-backed securities	$4,051	$386	$—	$—	$4,437
At June 30, 2014, only three securities were in an unrealized loss position and all three have been in a loss position for greater than twelve months. The securities that have been in an unrealized loss position for twelve months or more consist of two mortgage-backed securities with an aggregate fair value of $3.6 million and unrealized losses of $47,000 and one municipal security with a fair value of $1.0 million and an unrealized loss of $30,000. At December 31, 2013, all securities in an unrealized loss position had been in a loss position for less than twelve months.
Management believes that the impairment is the result of fluctuations in interest rates and not credit-related issues. Management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost basis. Accordingly, as of June 30, 2014, management believes the impairment detailed in the prior table is temporary and no impairment loss has been recognized in the Company’s Consolidated Statements of Comprehensive Income.
3. LOANS HELD-FOR-SALE
Loans held-for-sale at June 30, 2014 and December 31, 2013 totaled $339.7 million and $187.4 million, respectively, and are shown in the table below:

(in thousands)	June 30, 2014	December 31, 2013
SBA	$8,053	$9,516
Residential mortgage	191,666	127,850
Indirect automobile	140,000	50,000
Total loans held-for-sale	$339,719	$187,366
4. LOANS
Loans outstanding, by class, are summarized in the following table and are presented net of deferred fees and costs of $5.9 million and $5.3 million at June 30, 2014 and December 31, 2013, respectively. Non-covered loans represent existing portfolio loans prior to the FDIC-assisted transactions, loans acquired but not covered under the Loss Share Agreements, and additional loans originated subsequent to the FDIC-assisted transactions.

	Non-covered		Covered
(in thousands)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Commercial	$506,837	$493,093	$29,598	$37,885
SBA	136,314	134,221	632	603
Total commercial loans	643,151	627,314	30,230	38,488
Construction loans	108,562	92,929	5,311	8,769
Indirect automobile	997,117	975,223	—	—
Installment	14,247	13,876	1,013	1,486
Total consumer loans	1,011,364	989,099	1,013	1,486
Residential mortgage	92,060	59,075	2,025	1,853
Home equity lines of credit	67,951	66,255	6,947	7,769
Total mortgage loans	160,011	125,330	8,972	9,622
Total loans	$1,923,088	$1,834,672	$45,526	$58,365

Loans in nonaccrual status totaled approximately $48.2 million, and $59.6 million at June 30, 2014 and December 31, 2013, respectively. Period-end nonaccrual loans, segregated by class of loans, are described in the following table.

	Non-covered		Covered
(in thousands)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Commercial	$9,648	$10,890	$6,929	$10,094
SBA	14,896	15,385	—	—
Total commercial loans	24,544	26,275	6,929	10,094
Construction	7,360	9,093	2,350	6,193
Indirect automobile	2,057	2,362	—	—
Installment	496	601	1,042	1,249
Total consumer loans	2,553	2,963	1,042	1,249
Residential mortgage	2,058	1,886	—	561
Home equity lines of credit	825	727	528	541
Total mortgage loans	2,883	2,613	528	1,102
Total loans	$37,340	$40,944	$10,849	$18,638

Accruing loans delinquent 30-89 days and troubled debt restructured loans ("TDRs") accruing interest, segregated by class of loans at June 30, 2014 and December 31, 2013, were as follows:

	June 30, 2014		December 31, 2013
(in thousands)	Accruing Delinquent 30-89 Days	Troubled Debt Restructured Loans Accruing	Accruing Delinquent 30-89 Days	Troubled Debt Restructured Loans Accruing
Commercial	$456	$7,092	$1,620	$7,242
SBA	239	2,804	169	2,520
Construction	—	456	—	1,662
Indirect automobile	1,363	—	1,561	—
Installment	117	18	305	—
Residential mortgage	112	640	1,314	647
Home equity lines of credit	587	—	163	—
Total loans	$2,874	$11,010	$5,132	$12,071
There were no loans 90 days or more past due and still accruing at June 30, 2014 or December 31, 2013.

TDRs are loans in which the borrower is experiencing financial difficulty and the Company has granted an economic concession to the borrower. Prior to modifying a borrower’s loan terms, the Company performs an evaluation of the borrower’s financial condition and ability to service the loan under the potential modified loan terms. The types of concessions granted are generally interest rate reductions or term extensions. If a loan is accruing at the time of modification, the loan remains on accrual status and is subject to the Company’s charge-off and nonaccrual policies. If a loan is on nonaccrual status before it is determined to be a TDR, then the loan remains on nonaccrual status. TDRs may be returned to accrual status if there has been at least a six-month sustained period of repayment performance by the borrower. Interest income recognition on impaired loans is dependent upon nonaccrual status.
During the periods ended June 30, 2014 and 2013, certain loans were modified, resulting in TDRs. The modification of the terms of such loans included one or a combination of the following modifications: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.
The following tables presents loans, by class, which were modified as TDRs that occurred during the three and six months ended June 30, 2014 and 2013 along with the type of modification:

	Troubled Debt Restructured During the Three Months Ended		Troubled Debt Restructured During the Three Months Ended
	June 30, 2014		June 30, 2013
(in thousands)	Interest Rate	Term	Interest Rate	Term
Commercial	$—	$—	$—	$—
SBA	—	—	—	—
Construction	—	—	—	—
Indirect automobile	—	209	—	269
Installment	—	18	—	—
Residential mortgage	—	—	127	—
Home equity lines of credit	—	—	—	—
Total loans	$—	$227	$127	$269

	Troubled Debt Restructured During the Six Months Ended		Troubled Debt Restructured During the Six Months Ended
	June 30, 2014		June 30, 2013
(in thousands)	Interest Rate	Term	Interest Rate	Term
Commercial	$—	$—	$214	$—
SBA	—	—	—	—
Construction	—	—	—	—
Indirect automobile	—	382	—	702
Installment	127	18		—
Residential mortgage	155	—	127	76
Home equity lines of credit	—	217	—	140
Total loans	$282	$617	$341	$918
The following tables present the amount of loans which were restructured in the previous twelve months ended June 30, 2014 and June 30, 2013 and subsequently defaulting during the three and six months ended June 30, 2014 and June 30, 2013:

	Troubled Debt Restructured during the last twelve months and subsequently defaulting during the three months ended (1)
(in thousands)	June 30, 2014	June 30, 2013
Commercial	$—	$148
SBA	—	—
Construction	—	—
Indirect automobile	—	50
Installment	—	—
Residential mortgage	—	203
Home equity lines of credit	15	—
Total loans	$15	$401

	Troubled Debt Restructured during the last twelve months and subsequently defaulting during the six months ended (1)
(in thousands)	June 30, 2014	June 30, 2013
Commercial	$—	$1,312
SBA	—	—
Construction	—	772
Indirect automobile	—	401
Installment	96	—
Residential mortgage	155	203
Home equity lines of credit	15	—
Total loans	$266	$2,688
(1)    A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.
The Company had TDRs with a balance of $22.6 million and $25.6 million at June 30, 2014 and December 31, 2013, respectively. There were charge-offs of TDR loans of $1.5 million for the six months ended June 30, 2014 and $1.9 million for the six months ended June 30, 2013. Charge-offs on such loans are factored into the rolling historical loss rate, which is one of the considerations used in establishing the allowance for loan losses. The Company was not committed to lend additional amounts as of June 30, 2014 or December 31, 2013 to customers with outstanding loans that are classified as TDRs.

Impaired loans are evaluated based on the present value of expected future cash flows discounted at each loan’s original effective interest rate, or at the loan’s observable market price, or the fair value of the collateral, if the loan is collateral-dependent. Impaired loans at June 30, 2014 and December 31, 2013, by class, are shown in the table below:

	June 30, 2014			December 31, 2013
(in thousands)	Unpaid Principal	Amortized Cost	Related Allowance	Unpaid Principal	Amortized Cost	Related Allowance
Impaired loans with allowance
Commercial	$6,173	$6,124	$2,435	$9,501	$9,381	$4,037
SBA	8,921	7,916	1,074	9,762	8,079	607
Construction	930	930	273	15,408	10,500	625
Indirect automobile	2,402	2,057	11	2,364	2,362	13
Installment	1,807	490	349	461	431	302
Residential mortgage	2,116	2,116	763	2,270	2,270	805
Home equity lines of credit	854	751	698	879	789	735
Total impaired loans with allowance	$23,203	$20,384	$5,603	$40,645	$33,812	$7,124

	June 30, 2014		December 31, 2013
(in thousands)	Unpaid Principal	Amortized Cost	Unpaid Principal	Amortized Cost
Impaired loans with no allowance
Commercial	$18,946	$16,495	$12,495	$11,522
SBA	15,238	12,806	12,706	10,545
Construction	9,577	7,360	2,758	1,266
Indirect automobile	—	—	—	—
Installment	15	7	1,461	170
Residential mortgage	882	882	725	725
Home equity lines of credit	205	189	62	56
Total impaired loans with no allowance	$44,863	$37,739	$30,207	$24,284
Average impaired loans and interest income recognized for the three and six months ended June 30, 2014 and June 30, 2013, by class, are summarized in the tables below. Interest income recognized during the periods on a cash basis was de minimis.

	Three Months Ended June 30,
	2014		2013
(in thousands)	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans
Commercial	$23,776	$309	$24,629	$247
SBA	21,191	533	25,285	292
Construction	9,254	76	10,933	43
Indirect automobile	2,105	47	3,131	38
Installment	500	48	702	33
Residential mortgage	2,827	9	3,268	9
Home equity lines of credit	970	47	2,194	10
Total	$60,623	$1,069	$70,142	$672

	Six Months Ended June 30,
	2014		2013
(in thousands)	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans
Commercial	$23,067	$602	$27,172	$244
SBA	21,285	789	25,107	856
Construction	10,173	213	13,708	174
Indirect automobile	2,141	93	3,261	90
Installment	534	131	611	68
Residential mortgage	2,905	18	3,467	8
Home equity lines of credit	961	95	2,150	24
Total	$61,066	$1,941	$75,476	$1,464
The Company uses an asset quality ratings system to assign a numeric indicator of the credit quality and level of existing credit risk inherent in a loan. These ratings are adjusted periodically as the Company becomes aware of changes in the credit quality of the underlying loans.
Mortgage and indirect automobile loans typically receive a risk rating only when being downgraded to an adverse rating. The Company uses a number of factors, including FICO scoring, to help evaluate the likelihood consumer borrowers will pay their credit obligations as agreed. The weighted-average FICO score for the indirect automobile portfolio was 745 at June 30, 2014 and 733 at December 31, 2013.
The following are definitions of the asset ratings.
•Rating #1 - #4 (High - Acceptable Quality) – These categories include loans rated satisfactory with high, good, average or acceptable business and credit risk.
•Rating #5 (Special Mention) – A special mention asset has potential weaknesses that deserve management’s close attention.
•Rating #6 (Substandard) – A substandard asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. A substandard asset has a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt.
•Rating #7 (Doubtful) – Doubtful assets have all the weaknesses inherent in assets classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
•Rating #8 (Loss) – Loss assets are considered uncollectable and of such little value that their continuance as recorded assets is not warranted.
The following tables present the recorded investment in loans, by loan grade, as of June 30, 2014 and December 31, 2013:

	June 30, 2014
Loan Grade	Commercial	SBA	Construction	Indirect Automobile	Installment	Residential Mortgage	Home Equity Lines of Credit	Total
1 - 4	$483,441	$111,450	$101,975	$—	$11,779	$1,328	$70,290	$780,263
5	18,480	7,714	211	—	697	—	1,169	28,271
6	34,514	17,782	11,687	3,250	1,966	3,107	1,780	74,086
7	—	—	—	—		—		—
8	—	—	—	—		—		—
	536,435	136,946	113,873	3,250	14,442	4,435	73,239	882,620
Ungraded Performing	—	—	—	993,867	1,450	89,018	1,659	1,085,994
Total	$536,435	$136,946	$113,873	$997,117	$15,892	$93,453	$74,898	$1,968,614

	December 31, 2013
	Commercial	SBA	Construction	Indirect Automobile	Installment	Residential Mortgage	Home Equity Lines of Credit	Total
1 - 4	$463,400	$111,107	$73,374	$—	$12,463	$—	$69,947	$730,291
5	30,075	5,487	10,897	—	711	—	741	47,911
6	37,503	18,230	17,427	3,021	2,188	3,602	1,725	83,696
7	—	—	—		—		—	—
8	—	—	—		—		—	—
	530,978	134,824	101,698	3,021	15,362	3,602	72,413	861,898
Ungraded Performing	—	—	—	972,202	—	57,326	1,611	1,031,139
Total	$530,978	$134,824	$101,698	$975,223	$15,362	$60,928	$74,024	$1,893,037
Purchased Credit Impaired ("PCI") Loans:
The carrying amount of PCI loans at June 30, 2014 and December 31, 2013 follows.

(in thousands)	June 30, 2014	December 31, 2013
Commercial	$31,706	$40,060
Construction	5,311	8,769
Consumer	2,250	3,050
Mortgage	9,316	9,997
Total carrying amount	$48,583	$61,876
Total outstanding balance	$55,720	$72,910
Accretable yield, or income expected to be collected on PCI loans at June 30, 2014 and June 30, 2013, is as follows.

(in thousands)	June 30, 2014	June 30, 2013
Beginning balance, January 1	$2,188	$3,343
Accretion of income	(1,813)	(1,870)
Other activity, net	700	414
Ending balance	$1,075	$1,887

5. ALLOWANCE FOR LOAN LOSSES
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
A summary of changes in the allowance for loan losses, by loan portfolio segment, for the three-month and six-month periods ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June 30, 2014
(in thousands)	Commercial	Construction	Consumer	Mortgage	Covered	Acquired, Non- Covered	Unallocated	Total
Beginning balance	$17,749	$1,229	$5,592	$2,814	$2,205	$313	$895	$30,797
Charge-offs	(1,470)	(57)	(989)	(94)	(3)	—	—	(2,613)
Recoveries	3	43	366	11	164	1	—	588
Net(charge-offs)/recoveries	(1,467)	(14)	(623)	(83)	161	1	—	(2,025)
Decrease in FDIC loss share receivable	—	—	—	—	(426)	—	—	(426)
Provision for loan losses(1)	(856)	64	670	361	(84)	—	411	566
Ending balance	$15,426	$1,279	$5,639	$3,092	$1,856	$314	$1,306	$28,912

	Three Months Ended June 30, 2013
(in thousands)	Commercial	Construction	Consumer	Mortgage	Covered	Acquired, Non- Covered	Unallocated	Total
Beginning balance	$15,280	$5,450	$5,998	$3,327	$1,977	$167	$1,711	$33,910
Charge-offs	(723)	(130)	(1,347)	(30)	(8)	(10)	—	(2,248)
Recoveries	18	90	416	3	—	—	—	527
Net charge-offs	(705)	(40)	(931)	(27)	(8)	(10)	—	(1,721)
Increase in FDIC loss share receivable	—	—	—	—	550	—	—	550
Provision for loan losses(1)	976	(1,291)	1,068	(9)	(145)	371	(400)	570
Ending balance	$15,551	$4,119	$6,135	$3,291	$2,374	$528	$1,311	$33,309

	Six Months Ended June 30, 2014
(in thousands)	Commercial	Construction	Consumer	Mortgage	Covered	Acquired, Non- Covered	Unallocated	Total
Beginning balance	$17,348	$2,044	$6,410	$3,376	$3,331	$278	$897	$33,684
Charge-offs	(1,843)	(111)	(2,046)	(148)	(496)	—	—	(4,644)
Recoveries	12	1,777	680	30	209	16	—	2,724
Net (charge-offs)/recoveries	(1,831)	1,666	(1,366)	(118)	(287)	16	—	(1,920)
Decrease in FDIC loss share receivable	—	—	—	—	(968)	—	—	(968)
Provision for loan losses(1)	(91)	(2,431)	595	(166)	(220)	20	409	(1,884)
Ending balance	$15,426	$1,279	$5,639	$3,092	$1,856	$314	$1,306	$28,912

	Six Months Ended June 30, 2013
(in thousands)	Commercial	Construction	Consumer	Mortgage	Covered	Acquired, Non- Covered	Unallocated	Total
Beginning balance	$13,965	$7,578	$6,135	$3,122	$1,964	$188	$1,030	$33,982
Charge-offs	(3,175)	(320)	(2,530)	(398)	(125)	(30)	—	(6,578)
Recoveries	135	162	902	6	—	—	—	1,205
Net charge-offs	(3,040)	(158)	(1,628)	(392)	(125)	(30)	—	(5,373)
Increase in FDIC loss share receivable	—	—	—	—	654	—	—	654
Provision for loan losses(1)	4,626	(3,301)	1,628	561	(119)	370	281	4,046
Ending balance	$15,551	$4,119	$6,135	$3,291	$2,374	$528	$1,311	$33,309
(1) Net of benefit attributable to FDIC loss share receivable.

The following table presents, by portfolio segment, the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans as of June 30, 2014 and December 31, 2013.

	June 30, 2014
(in thousands)	Commercial	Construction	Consumer	Mortgage	Acquired, Covered and Noncovered	Unallocated	Total
Individually evaluated for impairment	$3,509	$273	$360	$1,461	$—	$—	$5,603
Collectively evaluated for impairment	11,917	1,006	5,279	1,631	—	1,306	21,139
Acquired with deteriorated credit quality	—	—	—	—	2,170	—	$2,170
Total allowance for loan losses	$15,426	$1,279	$5,639	$3,092	$2,170	$1,306	$28,912
Individually evaluated for impairment	$43,341	$8,290	$2,554	$3,938			$58,123
Collectively evaluated for impairment	598,334	100,272	1,007,573	155,729			1,861,908
Acquired with deteriorated credit quality	31,706	5,311	2,250	9,316			48,583
Total loans	$673,381	$113,873	$1,012,377	$168,983			$1,968,614

	December 31, 2013
(in thousands)	Commercial	Construction	Consumer	Mortgage	Acquired, Covered and Noncovered	Unallocated	Total
Individually evaluated for impairment	$4,644	$625	$315	$1,540	$—	$—	$7,124
Collectively evaluated for impairment	12,704	1,419	6,095	1,836	—	897	22,951
Acquired with deteriorated credit quality	—	—	—	—	3,609	—	3,609
Total allowance for loan losses	$17,348	$2,044	$6,410	$3,376	$3,609	$897	$33,684
Individually evaluated for impairment	$39,527	$11,766	$2,963	$3,840			$58,096
Collectively evaluated for impairment	586,215	81,163	984,572	121,115			1,773,065
Acquired with deteriorated credit quality	40,060	8,769	3,050	9,997			61,876
Total loans	$665,802	$101,698	$990,585	$134,952			$1,893,037

6. BORROWINGS
The following schedule details the Company’s borrowings at June 30, 2014 and December 31, 2013.

(in thousands)	June 30, 2014	December 31, 2013
Overnight repurchase agreements, primarily with commercial customers at an average rate of 0.15% and 0.14% at June 30, 2014 and December 31, 2013	$15,894	$14,233
Federal funds purchased at an average rate of 0.66% at June 30, 2014	61,921	—
Other short-term borrowings	110,000	45,000
Total other borrowings	$187,815	$59,233
Overnight repurchase agreements consist primarily of balances in the transaction accounts of commercial customers swept nightly to an overnight investment account. Overnight repurchase agreements are collateralized by investment securities having a market value equal to or greater than the balance borrowed. Federal funds purchased are unsecured lines of credit with correspondent banks.
Other short-term borrowings mature either overnight or have a remaining fixed maturity not to exceed one year and consist of advances from the Federal Home Loan Bank of Atlanta (the "FHLB") collateralized with pledged qualifying real estate loans or investment securities.
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
The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumption used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument. Because mortgage loans held-for-sale are sold within a few weeks of origination, they were unlikely to demonstrate any of the credit weaknesses discussed above and as a result, there were no credit-related adjustments to fair value during the three and six-month periods ended June 30, 2014 and 2013.
The following tables present financial instruments measured at fair value at June 30, 2014 and December 31, 2013, on a recurring basis. There have been no transfers between Level 1, 2, and 3.

		Fair Value Measurements at June 30, 2014
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Obligations of U.S. Government sponsored enterprises:	$26,601	$—	$26,601	$—
Municipal securities	15,124	—	15,124	—
Residential mortgage-backed securities	122,465	—	122,465	—
Mortgage loans held-for-sale	191,666	—	191,666	—
Other assets (1)	4,243	—	—	4,243
Other liabilities (1)	(2,234)	—	—	(2,234)

		Fair Value Measurements at December 31, 2013
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Obligations of U.S. Government sponsored enterprises:	$21,039	$—	$21,039	$—
Municipal securities	14,769	—	14,769	—
Residential mortgage-backed securities	133,057	—	133,057	—
Mortgage loans held-for-sale	127,850	—	127,850	—
Other assets (1)	3,271	—	—	3,271
Other liabilities (1)	(156)	—	—	(156)
(1) Includes mortgage-related IRLCs and derivative financial instruments to hedge interest rate risk. IRLCs were recorded on a gross basis.
The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six-month periods ended June 30, 2014 and 2013. The changes in the fair value of economic hedges were recorded in noninterest income from mortgage banking activities and are designed to partially offset the change in fair value of the financial instruments referenced in the following table.

(in thousands)	Other assets (1)	Other liabilities (1)
Beginning balance January 1, 2014	$3,271	$(156)
Total gains (losses) included in earnings:(2)
Issuances	7,566	(2,350)
Settlements and closed loans	(6,501)	262
Expirations	(93)	10
Ending balance June 30, 2014	$4,243	$(2,234)

(in thousands)	Other assets (1)	Other liabilities (1)
Beginning balance January 1, 2013	$4,864	$(1,053)
Total gains (losses) included in earnings:(2)
Issuances	26,878	(6,035)
Settlements and closed loans	(10,916)	—
Expirations	(7,715)	3,942
Ending balance June 30, 2013	$13,111	$(3,146)

(in thousands)	Other assets (1)	Other liabilities (1)
Beginning balance April 1, 2014	$3,323	$(116)
Total gains (losses) included in earnings:(2)
Issuances	4,243	(2,234)
Settlements and closed loans	(3,311)	116
Expirations	(12)	—
Ending balance June 30, 2014	$4,243	$(2,234)

(in thousands)	Other assets (1)	Other liabilities (1)
Beginning balance April 1, 2013	$5,521	$(2,889)
Total gains (losses) included in earnings:(2)
Issuances	20,701	(3,146)
Settlements and closed loans	(5,518)	—
Expirations	(7,593)	2,889
Ending balance June 30, 2013	$13,111	$(3,146)
(1)Includes mortgage-related IRLCs and derivative financial instruments entered into to hedge interest rate risk.
(2)Amounts included in earnings are recorded in noninterest income from mortgage banking activities.

The fair value gain (loss) related to mortgage banking activities for items measured at fair value, pursuant to election of fair value option, was $1.6 million and $3.0 million, for the three and six months ended June 30, 2014 and $(6.6) million and $(9.0) million for the three and six months ended June 30, 2013.
The following tables present the assets that are measured at fair value on a non-recurring basis by level within the fair value hierarchy as reported on the consolidated balance sheets at June 30, 2014 and December 31, 2013.

		Fair Value Measurements at June 30, 2014
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$27,540	$—	$—	$27,540
ORE	11,018	—	—	11,018
Mortgage servicing rights	26,581	—	—	26,581
SBA servicing rights	4,623	—	—	4,623

		Fair Value Measurements at December 31, 2013
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$28,013	$—	$—	$28,013
ORE	12,779	—	—	12,779
Mortgage servicing rights	22,779	—	—	22,779
SBA servicing rights	4,140	—	—	4,140
Quantitative Information about Level 3 Fair Value Measurements
The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities:

($ in thousands)	Fair Value at June 30, 2014	Fair Value at December 31, 2013	Valuation Technique	Unobservable Inputs	Range/Weighted Average at June 30, 2014	Range/Weighted Average at December 31, 2013
Nonrecurring:
Impaired loans	$27,540	$28,013	Discounted appraisals less estimated selling costs	Collateral discounts; Estimated selling costs	NM(1)	NM(1)
Other real estate	11,018	12,779	Discounted appraisals less estimated selling costs	Collateral discounts; Estimated selling costs	NM(1)	NM(1)
Mortgage servicing rights	26,581	22,779	Discounted cash flows	Discount rate	9.63% - 12.39%	10.00% - 12.75%
				Prepayment speeds	6.81% - 19.59%	6.33% - 17.33%
SBA servicing rights	4,623	4,140	Discounted cash flows	Discount rate	13.50%	13.50%
				Prepayment speeds	7.12%	5.94%
Recurring:
IRLCs	4,243	3,271	Pricing model	Pull-through ratio	76.00% - 80.00%	71.00% - 80.00%
Forward commitments	(2,234)	(156)	Investor pricing	Pricing spreads	101.55% -106.91%	101.10% -106.14%
(1) Not Meaningful
Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value less estimated selling costs. For collateral-dependent loans, fair value is measured based on the value of the collateral securing these loans and is classified as a Level 3 in the fair value hierarchy. Collateral may include real estate or business assets, including equipment, inventory and accounts receivable. The value of real estate collateral is determined based on an appraisal by qualified licensed appraisers hired by the Company. If significant, the value of business equipment is based on an appraisal by qualified licensed appraisers hired by the Company; otherwise, the equipment’s net book value on the business’ financial statements is the basis for the value of business equipment. Inventory and accounts receivable collateral are valued based on independent field examiner review or aging reports.

Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business. Impaired loans are evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.
Foreclosed assets are adjusted to fair value less estimated selling costs upon transfer of the loans to ORE which becomes the new carrying value of the ORE. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business. Increases or decreases in realization for properties sold may impact the comparability adjustment for similar assets remaining on the balance sheet.
Mortgage and SBA servicing rights are initially recorded at fair value when loans are sold with servicing retained. These assets are then amortized in proportion to and over the period of estimated net servicing income. On at least a quarterly basis, these servicing assets are assessed for impairment based on fair value. Management determines fair value by stratifying the servicing portfolio into homogeneous subsets with unique behavior characteristics, converting those characteristics into income and expense streams, adjusting those streams for prepayments, present valuing the adjusted streams, and combining the present values into a total. If the cost basis of any loan stratification tranche is higher than the present value of the tranche, an impairment is recorded. See Note 10 for additional disclosures related to assumptions used in the fair value calculation for mortgage and SBA servicing rights.
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
The significant unobservable input used in the fair value measurement of the Company's IRLCs is the pull-through ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. Generally, the fair value of an IRLC is positive (negative) if the prevailing interest rate is lower (higher) than the IRLC rate. Therefore, an increase in the pull-through ratio (i.e., higher percentage of loans are estimated to close) will result in the fair value of the IRLC increasing if in a gain position, or decreasing if in a loss position. The pull-through ratio is largely dependent on the processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock. The pull-through ratio is computed by the secondary marketing system using historical data and the ratio is periodically reviewed by the Company's Secondary Marketing Department of the Mortgage Banking Division for reasonableness.
Forward commitments are instruments that are used to hedge the value of the IRLCs and mortgage loans held-for-sale. The Company takes investor commitments to sell a loan or pool of newly-originated loans to an investor for an agreed upon price for delivery in the future. This type of forward commitment is also known as a mandatory commitment. Generally, the fair value of a forward commitment is negative (positive) if the prevailing interest rate is lower (higher) than the current commitment interest rate. The value of these commitments is ultimately determined by the investor that sold the commitment and represents a significant unobservable input used in the fair value measurement of the Company's fair value of forward commitments.
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held-for-sale for which the fair value option ("FVO") had been elected as of June 30, 2014 and December 31, 2013. There was one loan held-for-sale with an outstanding principal balance of $403,000 that was past due 90 days or more and in nonaccrual status at June 30, 2014. There were no loans held-for-sale measured under the fair value option that were 90 days or more past due or in nonaccrual status at December 31, 2013.

(in thousands)	Aggregate Fair Value June 30, 2014	Aggregate Unpaid Principal Balance Under FVO at June 30, 2014	Fair Value Over Unpaid Principal
Loans held-for-sale	$191,666	$187,500	$4,166

(in thousands)	Aggregate Fair Value December 31, 2013	Aggregate Unpaid Principal Balance Under FVO at December 31, 2013	Fair Value Over Unpaid Principal
Loans held-for-sale	$127,850	$127,759	$91

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

	Fair Value Measurements at June 30, 2014:
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Fair Value
Financial instruments (assets):
Cash and cash equivalents	$55,139	$55,139	$—	$—	$55,139
Investment securities available-for-sale	164,190	—	164,190	—	164,190
Investment securities held-to-maturity	7,851	—	8,263	—	8,263
Total loans, net (1)	2,279,421	—	191,666	2,033,690	2,225,356
Financial instruments (liabilities):
Noninterest-bearing demand deposits	$560,932	$—	$—	$560,932	$560,932
Interest-bearing deposits	1,664,487	—	—	1,667,667	1,667,667
Other borrowings	187,815	—	187,815	—	187,815
Subordinated debt	46,393	—	48,975	—	48,975

	Fair Value Measurements at December 31, 2013:
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Fair Value
Financial instruments (assets):
Cash and cash equivalents	$116,559	$116,559	$—	$—	$116,559
Investment securities available-for-sale	168,865	—	168,865	—	168,865
Investment securities held-to-maturity	4,051	—	4,437	—	4,437
Total loans, net (1)	2,046,719	—	127,850	1,889,821	2,017,671
Financial instruments (liabilities):
Noninterest-bearing demand deposits	$488,224	$—	$—	$488,224	$488,224
Interest-bearing deposits	1,714,228	—	—	1,719,562	1,719,562
Other borrowings	59,233	—	59,233	—	59,233
Subordinated debt	46,393	—	45,737	—	45,737
(1) Includes $191,666 and $127,850 in mortgage loans held-for-sale at fair value at June 30, 2014 and December 31, 2013, respectively
The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents approximate the fair values of those assets. For investment securities, fair value equals quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities or dealer quotes.
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
For off-balance sheet instruments, fair values are based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing for loan commitments and letters of credit. Fees related to these instruments were immaterial at June 30, 2014 and December 31, 2013, and the carrying amounts represent a reasonable approximation of their fair values. Loan commitments, letters and lines of credit, and similar obligations typically have variable interest rates and clauses that deny funding if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the foregoing schedule.
Netting of Financial Instruments
Overnight repurchase agreements consist primarily of balances in the transaction accounts of commercial customers swept nightly to an overnight investment account. Overnight repurchase agreements are collateralized with investment securities having a market value that approximates the balance borrowed. Overnight repurchase agreements are not subject to offset. As of June 30, 2014, the Company had $15.9 million in overnight repurchase agreements included in other borrowings in the Consolidated Balance Sheet, collateralized by securities with a fair value of $20.4 million, resulting in a net position of $4.5 million. As of December 31, 2013, the Company had $14.2 million in overnight repurchase agreements included in other borrowings in the Consolidated Balance Sheet, with securities of $21.2 million pledged, with a net position of $7.0 million. There are no derivative contracts subject to master netting agreements or are offset.
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
Gross gains/(losses) of $(1.2) million and $(1.1) million were recorded for the three and six months ended June 30, 2014, respectively, and $7.3 million and $6.2 million for the three and six months ended June 30, 2013, respectively, for all related commitments, and are recorded in the Consolidated Statements of Comprehensive Income. The Company's derivative contracts are not subject to master netting arrangements.
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
The Company’s derivative positions as of June 30, 2014 and December 31, 2013 were as follows:

	Contract or Notional Amount
(in thousands)	June 30, 2014	December 31, 2013
Forward rate commitments	$389,662	$240,574
Interest rate lock commitments	195,896	122,343
Total derivatives contracts	$585,558	$362,917

9. EARNINGS PER SHARE
Earnings per share were calculated as follows:

	Three Months Ended June 30,
(in thousands, except per share data)	2014	2013
Net income	$7,958	$9,433
Less dividends on preferred stock and accretion of discount	—	(823)
Net income available to common equity	$7,958	$8,610
Average common shares outstanding (1)	21,301	16,136
Effect of stock dividends	—	431
Average common shares outstanding – basic	21,301	16,567
Dilutive stock options and warrant	2,127	2,011
Average common shares outstanding – diluted	23,428	18,578
Earnings per common share – basic	$0.37	$0.52
Earnings per common share – diluted	$0.34	$0.46

	Six Months Ended June 30,
(in thousands, except per share data)	2014	2013
Net income	$14,021	$15,924
Less dividends on preferred stock and accretion of discount	—	(1,646)
Net income available to common equity	$14,021	$14,278
Average common shares outstanding (1)	21,274	15,486
Effect of stock dividends	—	431
Average common shares outstanding – basic	21,274	15,917
Dilutive stock options and warrant	2,143	1,966
Average common shares outstanding – diluted	23,417	17,883
Earnings per common share – basic	$0.66	$0.90
Earnings per common share – diluted	$0.60	$0.80
(1) Average number of common shares outstanding for the three and six months ended June 30, 2014 and 2013 includes participating securities related to unvested restricted stock awards, net of forfeitures during the period.
For the three and six months ended June 30, 2014, there were 402,000 common stock options with an average exercise price of $14.11, which were not included in the dilutive stock options and warrant. For the three and six months ended June 30, 2013, there were 100,000 shares with an average exercise price of $9.00 per share, which were not included in the dilutive stock options and warrant. These shares would have been included in the calculation of dilutive earnings per share, except that to do so would have an anti-dilutive impact on earnings per share.
10. CERTAIN TRANSFERS OF FINANCIAL ASSETS
The Company has transferred certain residential mortgage loans, SBA loans, and indirect automobile loans in which the Company has continuing involvement to third parties. The Company has not engaged in securitization activities with respect to such loans. All such transfers have been accounted for as sales by the Company. The Company’s continuing involvement in such transfers has been limited to certain servicing responsibilities. The Company is not required to provide additional financial support to any of these entities, nor has the Company provided any support it was not obligated to provide. Servicing rights may give rise to servicing assets, which are initially recognized at fair value, subsequently amortized, and tested for impairment. Gains or losses upon sale, in addition to servicing fees and collateral management fees, are recorded as part of noninterest income from mortgage banking activities in the Consolidated Statements of Comprehensive Income.
As seller, the Company has made various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance to the origination criteria established by the purchasers. In the event of a breach of these representations and warranties, the Company may be obligated to repurchase the loans with identified defects or to indemnify the buyers. The contractual obligation arises only when the breach of representations and warranties are discovered and repurchase is demanded. Generally, the maximum amount the Company would be required to make for breaches of these representations and warranties would be equal to the unpaid principal balance of such loans that are deemed to have defects that were sold to purchasers, plus, in certain circumstances, accrued interest on such loans and certain expenses. The Company estimates its reserves under such arrangements predominantly based on historical experience adjusted for any risk factors not captured in the historical losses. As of June 30, 2014 and December 31, 2013, the Company’s estimate of reserve related to this liability and repurchases were de minimis.

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
The Company evaluates its loan servicing rights for impairment on at least a quarterly basis. The Company uses a number of assumptions and estimates in determining the impairment of its loan servicing rights. These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by market participants to value and bid servicing rights available for sale in the market.
At June 30, 2014 and December 31, 2013, the total fair value of servicing for mortgage loans was $58.8 million and $53.7 million, respectively. The fair value of servicing for SBA loans was $4.9 million and $4.7 million at June 30, 2014 and December 31, 2013, respectively. To estimate the fair values of these servicing assets, consideration was given to dealer indications of market value, where applicable, as well as the results of discounted cash flow models using key assumptions and inputs for prepayment rates, credit losses, and discount rates. The fair value of servicing for indirect loans approximates carrying value.
Carrying value of servicing assets is shown in the table below:

(in thousands)	June 30, 2014	December 31, 2013
Mortgage servicing	$50,190	$46,785
SBA servicing	4,765	4,529
Indirect servicing	2,571	1,888
Total carrying value of servicing assets	$57,526	$53,202
Residential Mortgage Loans
The Company typically sells first-lien residential mortgage loans to third party investors, primarily Fannie Mae, Ginnie Mae, and Freddie Mac. Certain of these loans are exchanged for cash and servicing rights, which generate servicing assets for the Company. The servicing assets are recorded initially at fair value and subsequently at the lower of cost or market and amortized in proportion to, and over the estimated period that, net servicing income is expected to be received.
During the three months ended June 30, 2014 and 2013, the Company sold residential mortgage loans with unpaid principal balances of $400.5 million and $633.5 million, respectively. During the six months ended June 30, 2014 and 2013, the Company sold residential mortgage loans with unpaid principal balances of $687.2 million and $1.2 billion, respectively. The Company retained the related mortgage servicing rights ("MSRs") and receives servicing fees. At June 30, 2014, and December 31, 2013 the approximate weighted average net servicing fee was 0.26%, and 0.25%, respectively. The weighted average coupon interest rate was 3.94% and 3.88% at June 30, 2014 and December 31, 2013, respectively.

The table below is an analysis of the activity in the Company’s residential MSRs and impairment for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Residential mortgage servicing rights
Beginning carrying value, net	$48,335	$29,163	$46,785	$23,085
Additions	5,384	7,474	9,128	13,650
Amortization	(1,692)	(1,544)	(3,266)	(3,249)
Recovery/(impairment), net	(1,837)	1,556	(2,457)	3,163
Ending carrying value, net	$50,190	$36,649	$50,190	$36,649

Residential mortgage servicing impairment
Beginning balance	$3,749	$3,463	$3,129	$5,070
Additions	1,837	—	2,504	—
Recoveries	—	(1,556)	(47)	(3,163)
Ending balance	$5,586	$1,907	$5,586	$1,907
At June 30, 2014, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the accompanying table.

($ in thousands)	June 30, 2014
Residential mortgage servicing rights
Fair value	$58,764
Composition of residential loans serviced for others:
Fixed-rate	99.6%
Adjustable-rate	0.4%
Total	100.0%
Weighted average remaining term (years)	26.0
Prepayment speed	8.33%
Effect on fair value of a 10% increase	$(2,072)
Effect on fair value of a 20% increase	(3,998)
Weighted average discount rate	9.82%
Effect on fair value of a 10% increase	$(2,420)
Effect on fair value of a 20% increase	(4,666)
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
Information about the asset quality of residential mortgage loans managed by Fidelity at June 30, 2014 is shown in the table below:

	June 30, 2014			Six Months Ended
	Unpaid Principal	Delinquent (days)		June 30, 2014
(in thousands)		30 to 89	90+	Net Charge-offs
Mortgage loan servicing portfolio	$4,845,166	$9,660	$1,924	$—
Mortgage loans held-for-sale	187,500	—	403	—
Mortgage loans held-for-investment	89,661	398	94	87
Total residential mortgages serviced	$5,122,327	$10,058	$2,421	$87

SBA Loans
The Company has executed certain transfers of SBA loans with third parties. These loans, which are typically partially guaranteed by the SBA or otherwise credit enhanced, are generally secured by business property such as real estate, inventory, equipment and accounts receivable.
During the six months ended June 30, 2014 and 2013, the Company sold SBA loans with unpaid principal balances of $26.6 million and $25.3 million, respectively. The Company retained the related loan servicing rights and receives servicing fees. The approximate weighted average net servicing fee was 0.90% and 0.88% at June 30, 2014 and December 31, 2013, respectively. The weighted average coupon interest rate was 5.67% and 5.69% at June 30, 2014 and December 31, 2013, respectively.
The following is an analysis of the activity in the Company’s SBA loan servicing rights and impairment for the six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
SBA loan servicing rights
Beginning carrying value, net	$4,536	$6,233	$4,529	$6,192
Additions	563	613	837	1,102
Amortization	(400)	(355)	(576)	(600)
Recovery/(impairment), net	66	(58)	(25)	(261)
Ending carrying value, net	$4,765	$6,433	$4,765	$6,433

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
SBA servicing rights impairment
Beginning balance	$2,309	$542	$2,218	$339
Additions	—	403	91	800
Recoveries	(66)	(345)	(66)	(539)
Ending balance	$2,243	$600	$2,243	$600
At June 30, 2014, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the accompanying table.

($ in thousands)	June 30, 2014
SBA loan servicing rights
Fair value	$4,862
Composition of loans serviced for others:
Fixed-rate	99.6%
Adjustable-rate	0.4%
Total	100.0%
Weighted average remaining term (years)	20.7
Prepayment speed	7.12%
Effect on fair value of a 10% increase	$(93)
Effect on fair value of a 20% increase	(186)
Weighted average discount rate	13.50%
Effect on fair value of a 10% increase	$(177)
Effect on fair value of a 20% increase	(345)
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

Information about the asset quality of SBA loans managed by Fidelity at June 30, 2014 is shown in the table below.

	June 30, 2014			Six Months Ended
	Unpaid Principal	Delinquent (days)		June 30, 2014
($ in thousands)		30 to 89	90+	Net Charge-offs
SBA serviced for others portfolio	$227,647	$2,004	$633	$—
SBA loans held-for-sale	8,053	—	—	—
SBA loans held-for-investment	136,946	239	10,008	207
Total SBA loans serviced	$372,646	$2,243	$10,641	$207
Indirect Automobile Loans
The Company purchases, on a nonrecourse basis, consumer installment contracts secured by new and used vehicles purchased by consumers from franchised motor vehicle dealers and selected independent dealers. A portion of the indirect automobile loans originated is sold with servicing retained. Certain of these loans are exchanged for cash and servicing rights, which generate servicing assets for the Company. As of June 30, 2014, the Company's indirect servicing asset had a balance of $2.6 million with no impairment.
During the six months ended June 30, 2014 and 2013, the Company sold indirect loans with unpaid principal balances of $313.8 million and $210.8 million, respectively. The Company retained the related loan servicing rights and receives servicing fees. The approximate weighted average net servicing fee was 0.55% and 0.53% at June 30, 2014 and December 31, 2013, respectively. The weighted average coupon interest rate was 4.61% and 4.89% at June 30, 2014 and December 31, 2013, respectively. Included in sales for the six months ended June 30, 2014, was one of the Company's largest indirect sale transactions at $101.2 million in unpaid principal balance.
The following is an analysis of the activity in the Company’s indirect loan servicing rights for the six months ended June 30, 2014 and 2013. There was no impairment recorded on indirect loan servicing rights during the six months ended June 30, 2014 or June 30, 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Indirect loan servicing rights
Beginning carrying value	$2,410	$1,133	$1,888	$967
Additions	427	670	1,157	943
Amortization	(266)	(150)	(474)	(257)
Ending carrying value	$2,571	$1,653	$2,571	$1,653
Information about the asset quality of indirect automobile loans managed by Fidelity at June 30, 2014 is shown in the table below.

	June 30, 2014			Six Months Ended
	Unpaid Principal	Delinquent (days)		June 30, 2014
($ in thousands)		30 to 89	90+	Net Charge-offs
Indirect serviced for others portfolio	$663,668	$822	$664	$558
Indirect loans held-for-sale	140,000	—	—	—
Indirect loans held-for-investment	997,117	1,363	629	1,368
Total indirect automobile loans serviced	$1,800,785	$2,185	$1,293	$1,926

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis reviews important factors affecting our financial condition at June 30, 2014 compared to December 31, 2013, and compares the results of operations for the three and six months ended June 30, 2014 and 2013. These comments should be read in conjunction with our consolidated financial statements and accompanying notes appearing in this report and the “Risk Factors” set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2013. All percentage and dollar variances noted in the following analysis are calculated from the balances presented in the accompanying consolidated financial statements.
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
These trends and events include (1) risks associated with our loan portfolio, including difficulties in maintaining quality loan growth, the risk of an insufficient allowance for loan losses, expenses associated with managing nonperforming assets, unique risks associated with our construction and land development loans, our ability to maintain and service relationships with automobile dealers and indirect automobile loan purchasers, and our ability to profitably manage changes in our indirect automobile lending operations; (2) risks associated with adverse economic conditions, conditions in the financial markets and economic conditions generally and the impact of efforts to address difficult market and economic conditions; a stagnant economy and its impact on operations and credit quality, the impact of a recession on our loan portfolio, changes in the interest rate environment and the impact on our net interest margin, and inflation; (3) risks associated with government regulation and programs, uncertainty with respect to future governmental economic and regulatory measures, new regulatory requirements imposed by the Consumer Financial Protection Bureau, new regulatory requirements for residential mortgage loan services, and numerous legislative proposals to further regulate the financial services industry, the impact of and adverse changes in the governmental regulatory requirements affecting us, and changes in political, legislative and economic conditions; (4) the ability to maintain adequate liquidity and sources of liquidity; (5) our ability to maintain sufficient capital and to raise additional capital; (6) the accuracy and completeness of information from customers and our counterparties; (7) the effectiveness of our controls and procedures; (8) our ability to attract and retain skilled people; (9) greater competitive pressures among financial institutions in our market areas; (10) failure to achieve the revenue increases expected to result from our investments in our growth strategies, including our branch additions and in our transaction deposit and lending businesses; (11) the volatility and limited trading of our common stock; (12) the impact of dilution on our common stock; (13) risks related to FDIC-assisted transactions; compliance with certain requirements under our FDIC loss share agreements; changes in national and local economic conditions resulting in higher charge-offs not covered by the FDIC loss share agreements; and (14) risks associated with technological changes and the possibility of Cyberfraud.
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

Selected Financial Data
The following table contains selected consolidated financial data and should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and consolidated financial statements and notes.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share data)	2014	2013	2014	2013
INCOME STATEMENT DATA
Interest income	$26,065	$23,875	$49,143	$48,850
Interest expense	2,674	3,741	5,481	7,641
Net interest income	23,391	20,134	43,662	41,209
Provision for loan losses	566	570	(1,884)	4,046
Noninterest income	23,318	28,239	42,701	53,286
Noninterest expense	33,743	33,159	66,399	65,683
Income tax expense	4,442	5,211	7,827	8,842
Net income	7,958	9,433	14,021	15,924
Preferred stock dividends and accretion of discount	—	(823)	—	(1,646)
Net income available to common shareholders	7,958	8,610	14,021	14,278
PERFORMANCE
Earnings per common share - basic (1)	$0.37	$0.52	$0.66	$0.90
Earnings per common share - diluted (1)	$0.34	$0.46	$0.60	$0.80
Return on average assets	1.22%	1.47%	1.10%	1.27%
Return on average shareholders' equity	13.09%	17.40%	11.75%	15.58%
Yield on earning assets	4.37%	4.05%	4.21%	4.25%
Cost of funds	0.60%	0.77%	0.61%	0.81%
Net interest spread	3.77%	3.28%	3.60%	3.44%
Net interest margin	3.92%	3.42%	3.75%	3.59%
CAPITAL
Cash dividends paid per common share	$0.08	$—	$0.12	$—
Dividend payout ratio (2)	21.62%	—%	18.18%	—%
Tier 1 risk-based capital	12.12%	15.62%	12.12%	15.62%
Total risk-based capital	13.34%	16.88%	13.34%	16.88%
Leverage ratio	11.14%	12.96%	11.14%	12.96%
DAILY AVERAGE BALANCE SHEET SUMMARY
Loans, net of unearned fees	$2,179,846	$2,150,917	$2,125,678	$2,123,884
Investment securities	177,508	170,362	176,843	166,135
Earning assets	2,404,192	2,379,048	2,364,154	2,330,617
Total assets	2,608,744	2,578,033	2,569,328	2,524,085
Deposits	2,196,949	2,079,569	2,178,922	2,056,539
Borrowings	139,767	259,616	124,820	240,926
Shareholders’ equity	243,904	217,491	240,674	206,088
STOCK PERFORMANCE
Market price
Closing (1)	$12.99	$12.19	$12.99	$12.19
High close (1)	$14.44	$12.96	$16.57	$12.96
Low close (1)	$12.80	$10.65	$12.80	$9.35
Daily average trading volume	56,991	58,307	55,446	41,749
Book value per common share (1)	$11.76	$10.65	$11.76	$10.65
Tangible book value per common share (1)	$11.66	$10.54	$11.66	$10.54
Price to book value	1.10	1.14	1.10	1.14
Price to tangible book value	1.11	1.16	1.11	1.16
ASSET QUALITY
Total nonperforming loans	$48,189	$72,388	$48,189	$72,388
Total nonperforming assets	$76,187	$114,492	$76,187	$114,492
Loans 90 days past due and still accruing	$—	$—	$—	$—
Nonperforming loans as a % of loans	2.45%	4.08%	2.45%	4.08%
Nonperforming assets as a % of loans and ORE	3.82%	6.30%	3.82%	6.30%
Classified assets as a % of Tier 1 capital plus ALL	24.88%	27.70%	24.88%	27.70%
ALL to nonperforming loans	60.00%	46.01%	60.00%	46.01%
Net charge-offs during the period to average loans	0.42%	0.40%	0.20%	0.63%
ALL as a % of loans	1.47%	1.88%	1.47%	1.88%
OTHER INFORMATION
Noninterest income to gross revenues	47.22%	54.19%	46.49%	52.17%
Full-time equivalent employees	968.3	843.1	968.3	843.1

(1)	Historical periods prior to and including December 31, 2013 adjusted for stock dividends.

(2)	Calculated using Dividends Paid divided by Basic EPS

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
Our franchise primarily spans the metropolitan Atlanta market and presently includes one branch office in Jacksonville, Florida. Ten additional retail branches should open by December 2014, including seven locations in the counties surrounding Jacksonville and Orlando, Florida. On June 5, 2014, we entered into a definitive agreement to purchase five of these branches and assume approximately $200 million of deposits from six branches of CenterState Bank of Florida, N.A. We expect to close this transaction in the third quarter of 2014, pending necessary regulatory approvals.
In addition, we conduct indirect automobile lending, residential mortgage lending and SBA lending activities in twelve southern states. During 2013 and 2014, we have continued to expand our footprint with the opening of additional retail branches and loan production offices. We also commenced indirect automobile lending activities in Texas during the fourth quarter of 2013 and Louisiana during the second quarter of 2014. Trust and wealth management began operations in July of 2014 and will be supplemented by professionals in Georgia and Florida where offices are planned for this year.
Our lending activities and the total of our nonperforming assets are significantly influenced by the local economic environments in the markets we serve. Beginning in 2012, we saw the effects of the economic recession starting in 2007 begin to subside as unemployment rates have fallen and the real estate market has shown moderate improvement. This environment has supported our strategy to organically grow our consumer installment, mortgage and commercial loan portfolios. Our loan portfolio is well diversified among consumer, business, and real estate.
Our profitability, as with most financial institutions, is dependent upon net interest income, which is the difference between the interest we receive on interest-earning assets, such as loans and securities, and the interest we pay on interest-bearing liabilities, principally deposits and borrowings. Our net interest margin is affected by prevailing interest rates, nonperforming assets, amount and timing of cash flows on certain loans acquired in our FDIC-assisted transactions and competition among financial institutions for loans and deposits. During periods of economic slowdown, the lack of interest income from nonperforming assets and an additional provision for loan losses can greatly reduce our profitability.
For the last two years and so far in 2014, approximately half of our revenue has been derived from noninterest income sources, such as service charges on deposit accounts and fees on other services, income from indirect automobile lending, SBA and mortgage banking activities, and gain on ORE sales. We anticipate this trend will continue as we expand our product offerings to serve the needs of our customers as we have recently done with the addition of our new trust and wealth management department.
We continue to attract new customer relationships, and talented and experienced bankers to support our growth. The strong focus in 2014 has been and will continue to be on credit quality, revenue growth, expense controls, and quality loan growth to reflect continual and conservative expansion of our deposit and lending footprints.
Results of Operations
Net Income
For the three months and six months ended June 30, 2014, we recorded net income of $8.0 million and $14.0 million, respectively, compared to $9.4 million and $15.9 million for the same periods of 2013. Net income available to common shareholders was $8.0 million and $14.0 million for the three and six months ended June 30, 2014, respectively, compared to $8.6 million and $14.3 million for the same periods in 2013. Basic and diluted earnings per common share for the second quarter of 2014 were $0.37 and $0.34, respectively, compared to $0.52 and $0.46, respectively, for the three months ended June 30, 2013. For the six months ended June 30, 2014, the basic and diluted earnings per common share were $0.66 and $0.60, respectively compared to $0.90 and $0.80 for the six months ended June 30, 2013.
The decrease in net income for the three months ended June 30, 2014, compared to the same period in 2013, is primarily the result of a $6.6 million decrease in noninterest income from mortgage banking activities. The decrease in mortgage banking activities is generally a result of lower volume of applications compared to the same period in 2013 consistent with industry trends. This decrease is offset partially by an increase in indirect lending activities of $850,000 and an increase in net interest income of $3.3 million, or 16.2%, for the second quarter of 2014 compared to the same period in 2013.
For the six months ended June 30, 2014, the decrease compared to the six months ended June 30, 2013 is also primarily attributable to a $13.8 million decrease in mortgage banking activities year-over-year. This decrease was partially offset by an increase in indirect lending activities of $3.9 million, an increase in net interest income of $2.5 million, and a decrease in provision for loan losses of $5.9 million year-over-year.

Net Interest Income
Net Interest Margin
Net interest margin was 3.92% and 3.75% for the three and six months ended June 30, 2014, respectively, compared to 3.42% and 3.59% for the same periods in 2013. The increase from 2013 to 2014 was primarily attributable to declines in subordinated debt expense from the repayment of $21.5 million in subordinated debt in the third quarter of 2013. See "Average Balance, Interest and Yields" tables below. Also contributing to the increase in net interest margin for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was a 28 basis points increase in yield for total loans. This increase is primarily attributable to a $1.3 million increase in accretion of the loan discount on acquired loans discussed in "Interest Income" below.
Excluding the accretion of the loan discount, the net interest margin was 3.63% and 3.59% for the three and six months ended June 30, 2014, respectively, compared to 3.34% and 3.42% for the same periods in 2013.
Interest Income
Interest income was $26.1 million and $49.1 million for the three and six months ended June 30, 2014, an increase of $2.2 million and $293,000, or 9.2% and 0.6%, respectively, as compared to the same periods in 2013. The increase of $2.2 million in interest income for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily attributable to the increase in accretion of the loan discount of $1.3 million on acquired loans as a result of increased cash flows from the earlier than expected resolution of certain acquired loans at amounts in excess of carrying value. Management does not believe the increase in accretion of the loan discount is a trend that is expected to continue. The remainder of the increase in interest income for the second quarter of 2014 as compared to the same period in 2013 was driven by a year-over-year increase of $28.9 million in average loans and an increase of 65 basis points in the yield on investment securities due to a change in portfolio mix.
Interest Expense
Interest expense was $2.7 million and $5.5 million for the three and six months ended June 30, 2014, a decrease of $1.1 million and $2.2 million, or 28.5% and 28.3%, respectively, as compared to the same periods in 2013. The decrease from 2013 to 2014 for both periods occurred primarily due to a reduction of $591,000 and $1.2 million in subordinated debt expense discussed in "Net Interest Margin" above.

Average Balances, Interest and Yields (Unaudited)

	For the Three Months Ended
	June 30, 2014			June 30, 2013
($ in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans, net of unearned income:
Taxable	$2,170,978	$24,725	4.57%	$2,142,852	$22,883	4.28%
Tax-exempt (1)	8,868	116	5.25%	8,065	102	5.07%
Total loans	2,179,846	24,841	4.57%	2,150,917	22,985	4.29%
Investment securities:
Taxable	162,435	1,089	2.69%	153,860	745	1.94%
Tax-exempt (2)	15,073	239	6.36%	16,502	253	6.15%
Total investment securities	177,508	1,328	3.00%	170,362	998	2.35%
Federal funds sold and bank deposits	46,838	20	0.17%	57,769	15	0.10%
Total interest-earning assets	2,404,192	26,189	4.37%	2,379,048	23,998	4.05%
Noninterest-earning assets:
Cash and due from banks	15,615			14,250
Allowance for loan losses	(30,767)			(33,264)
Premises and equipment, net	48,767			41,126
Other real estate	26,133			39,014
Other assets	144,804			137,859
Total assets	$2,608,744			$2,578,033

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand deposits	$694,144	$466	0.27%	$627,892	$423	0.27%
Savings deposits	314,890	294	0.37%	318,804	329	0.41%
Time deposits	653,423	1,568	0.96%	729,995	1,848	1.02%
Total interest-bearing deposits	1,662,457	2,328	0.56%	1,676,691	2,600	0.62%
Other borrowings	93,374	69	0.30%	192,089	273	0.57%
Subordinated debt	46,393	277	2.39%	67,527	868	5.16%
Total interest-bearing liabilities	1,802,224	2,674	0.60%	1,936,307	3,741	0.77%
Noninterest-bearing liabilities and shareholders' equity:
Demand deposits	534,492			402,878
Other liabilities	28,124			21,357
Shareholders’ equity	243,904			217,491
Total liabilities and shareholders’ equity	$2,608,744			$2,578,033
Net interest income/spread		$23,515	3.77%		$20,257	3.28%
Net interest margin			3.92%			3.42%

(1)	Interest income includes the effect of taxable equivalent adjustment for 2014 and 2013 of $40,500 and $36,000, respectively, using a 35% tax rate.

(2)	Interest income includes the effect of taxable-equivalent adjustment for 2014 and 2013 of $84,000 and $88,000, respectively, using a 35% tax rate.

	For the Six Months Ended
	June 30, 2014			June 30, 2013
($ in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans, net of unearned income:
Taxable	$2,116,931	$46,445	4.42%	$2,116,925	$46,785	4.46%
Tax-exempt (1)	8,747	227	5.23%	6,959	167	4.84%
Total loans	2,125,678	46,672	4.43%	2,123,884	46,952	4.46%
Investment securities:
Taxable	161,846	2,182	2.72%	148,940	1,594	2.16%
Tax-exempt (2)	14,997	478	6.43%	17,195	529	6.20%
Total investment securities	176,843	2,660	3.03%	166,135	2,123	2.58%
Fed funds sold and interest-bearing deposits	61,633	58	0.19%	40,598	18	0.09%
Total interest-earning assets	2,364,154	49,390	4.21%	2,330,617	49,093	4.25%
Noninterest-earning assets:
Cash and due from banks	17,298			14,107
Allowance for loan losses	(32,309)			(33,462)
Premises and equipment, net	48,624			39,515
Other real estate	27,458			38,899
Other assets	144,103			134,409
Total assets	$2,569,328			$2,524,085

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand deposits	$696,464	$973	0.28%	$624,179	$841	0.27%
Savings deposits	311,871	589	0.38%	324,552	706	0.44%
Time deposits	664,169	3,254	0.99%	721,348	3,680	1.03%
Total interest-bearing deposits	1,672,504	4,816	0.58%	1,670,079	5,227	0.63%
Other borrowings	78,427	113	0.29%	173,399	679	0.79%
Subordinated debt	46,393	552	2.40%	67,527	1,735	5.18%
Total interest-bearing liabilities	1,797,324	5,481	0.61%	1,911,005	7,641	0.81%
Noninterest-bearing liabilities and shareholders' equity:
Demand deposits	506,418			386,460
Other liabilities	24,912			20,532
Shareholders’ equity	240,674			206,088
Total liabilities and shareholders’ equity	$2,569,328			$2,524,085
Net interest income/spread		$43,909	3.60%		$41,452	3.44%
Net interest margin			3.75%			3.59%

(1)	Interest income includes the effect of taxable equivalent adjustment for 2014 and 2013 of $79,500 and $58,000, respectively, using a 35% tax rate.

(2)	Interest income includes the effect of taxable-equivalent adjustment for 2014 and 2013 of $167,000 and $185,000, respectively, using a 35% tax rate.

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
The provision for loan losses for the three and six month periods ended June 30, 2014 was a provision expense of $566,000 and a negative provision of $1.9 million, respectively, compared to provision expense of $570,000 and $4.0 million for the same periods in 2013. The decrease was due to continued improvement in asset quality due to improving trends in credit quality metrics, such as a reduction in net charge-offs, nonperforming assets and classified assets. Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio at June 30, 2014 (see “Asset Quality”).
At the date of acquisition, no allowance for loan losses was recorded on acquired loans, including the covered loans acquired under the loss share agreements with the FDIC because these loans were recorded at fair value. On an ongoing basis, we re-evaluate the cash flows expected to be collected on the Purchased Credit Impaired ("PCI") loans based on updates of assumptions regarding default rates, loss severities, and other factors that are reflective of current market conditions and, based upon those evaluations, determine if additional provision expense is required for the PCI loans. We evaluate the recorded investment of the PCI loans by comparing the original Day 1 estimated losses to current estimated losses on at least a quarterly basis and recognizes impairment through the provision for loan losses.
The following schedule summarizes the changes in the allowance for loan losses for the periods indicated:

	As of or for the Six Months Ended June 30,		Year Ended December 31,
($ in thousands)	2014	2013	2013
Balance at beginning of period	$33,684	$33,982	$33,982
Net (recoveries)/charge-offs:
Commercial	1,831	3,040	3,395
Construction	(1,666)	158	(379)
Consumer installment	1,366	1,628	3,236
Mortgage	118	392	528
Covered	287	125	105
Acquired, noncovered	(16)	30	30
Total net charge-offs	1,920	5,373	6,915
Provision for loan losses (1)	(1,884)	4,046	5,440
(Decrease)/increase in FDIC loss share receivable	(968)	654	1,177
Balance at end of period	$28,912	$33,309	$33,684
Annualized ratio of net charge-offs to average loans	0.20%	0.63%	0.38%
Allowance for loan losses as a percentage of loans at end of period	1.47%	1.88%	1.78%
(1) Net of benefit attributable to FDIC loss share receivable.
Net (recoveries)/charge-offs for the six months ended 2014 totaled $1.9 million, down from $5.4 million of net charge-offs recorded in the same period of 2013. Included in net (recoveries)/charge-offs on commercial loans for the six months ended June 30, 2014 was a $1.2 million charge-off for which specific provision for loan losses had been previously provided. The decrease is primarily due to a recovery in the construction portfolio of $1.7 million, as well as a year-over-year decrease in commercial net charge-offs of $1.2 million.

Noninterest Income
The categories of noninterest income, and the dollar and percentage change between periods, are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Service charges on deposit accounts	$1,059	$1,020	$39	3.8%	$2,068	$1,969	$99	5.0%
Other fees and charges	1,100	975	125	12.8	2,020	1,862	158	8.5
Mortgage banking activities	13,570	20,158	(6,588)	(32.7)	24,157	37,953	(13,796)	(36.4)
Indirect lending activities	3,631	2,781	850	30.6	8,307	4,427	3,880	87.6
SBA lending activities	1,359	1,417	(58)	(4.1)	2,203	2,501	(298)	(11.9)
Bank owned life insurance	755	326	429	131.6	1,056	639	417	65.3
Other	1,844	1,562	282	18.1	2,890	3,935	(1,045)	(26.6)
Total noninterest income	$23,318	$28,239	$(4,921)	(17.4)%	$42,701	$53,286	$(10,585)	(19.9)%
Noninterest income was $23.3 million and $42.7 million for the three and six months ended June 30, 2014, respectively, a decrease of $4.9 million and $10.6 million, or 17.4% and 19.9%, respectively, as compared to the same periods in 2013. The decrease in noninterest income recorded for 2014 compared to 2013 was primarily attributable to a decrease in noninterest income from mortgage banking activities of $6.6 million and $13.8 million for the same periods. Closed mortgage loan funding was $561.4 million and $882.2 million for the three and six months ended June 30, 2014, respectively, compared to $784.0 million and $1.4 billion for the same periods in 2013.
The decrease in mortgage banking income from 2013 to 2014 was partially offset by an increase in noninterest income from indirect lending activities of $850,000 and $3.9 million for the same periods, primarily due to higher volume of loans sold to investors. Indirect loan sales totaled $118.3 million and $313.8 million for the three and six months ended June 30, 2014, respectively, compared to $58.1 million and $210.8 million for the same periods in 2013.
On a linked-quarter basis, noninterest income increased by $3.9 million, or 20.3%. This increase was primarily attributable to an increase in noninterest income from mortgage banking activities of $3.0 million or 28.2%. Closed mortgage loan funding increased by $240.6 million, or 75.0%, during the second quarter of 2014 as compared to the first quarter of 2014.
Noninterest Expense
The categories of noninterest expense, and the dollar and percentage change between periods, are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Salaries and employee benefits	$15,973	$14,278	$1,695	11.9%	$32,058	$28,560	$3,498	12.2%
Commissions	5,610	7,979	(2,369)	(29.7)	9,080	14,369	(5,289)	(36.8)
Occupancy, net	3,407	2,291	1,116	48.7	6,010	4,698	1,312	27.9
Communication	977	805	172	21.4	1,949	1,565	384	24.5
Other	7,776	7,806	(30)	(0.4)	17,302	16,491	811	4.9
Total noninterest expense	$33,743	$33,159	$584	1.8%	$66,399	$65,683	$716	1.1%
Noninterest expense was $33.7 million and $66.4 million for the three and six months ended June 30, 2014, an increase of $584,000 and $716,000, or 1.8% and 1.1%, respectively, as compared to the same periods in 2013. These increases are largely attributable to increases in salaries and benefits of $1.7 million and $3.5 million and net occupancy expenses of $1.1 million and $1.3 million, respectively, for the same periods due to the increased number of employees in our retail and mortgage divisions added to support organic growth and expansion of our branch network. These increases were partially offset by a reduction in commissions expense of $2.4 million and $5.3 million for the same periods due to lower mortgage banking volume from 2013 to 2014.
On a linked-quarter basis, noninterest expense increased $1.1 million, or 3.3% This increase was primarily attributable to an increase in commissions expense of $2.1 million, or 61.7%, due to higher mortgage banking volume for the second quarter of 2014 as compared to the first quarter of 2014. See "Noninterest Income" above for further discussion of mortgage banking volume. This increase was partially offset by a decrease in write-downs on other real estate of $1.2 million or 85.2%.

Income Tax Expense
Income tax expense was $4.4 million and $7.8 million for the three and six months ended June 30, 2014, a decrease of $769,000 and $1.0 million, respectively, as compared to the same periods in 2013. The driver of the decreases was a decrease in pre-tax income for both periods as the effective tax rate for the three and six months ended June 30, 2014 was 35.8%, which was relatively stable compared to the effective tax rates of 35.6% and 35.7% for the three and six months ended June 30, 2013, respectively.
Financial Condition
Total assets at June 30, 2014 were $2.7 billion, an increase of $173.6 million, or 6.8%, compared to December 31, 2013. This increase is primarily attributable to an increase in loan production during the six months ended June 30, 2014 , which resulted in a decrease of cash and due from banks of $58.1 million and an increase in other borrowings of $128.6 million compared to December 31, 2013.
Cash and cash equivalents decreased by $61.4 million, or 52.7%, to $55.1 million at June 30, 2014, compared to $116.6 million at December 31, 2013. This balance varies with the Bank’s liquidity needs and is influenced by loan production from scheduled loan closings, investment purchases, timing of customer deposits, loan sales, and repayment of short-term borrowings.
Total loans held for investment at June 30, 2014 increased by $75.6 million, or 4.0% compared to December 31, 2013. This growth occurred largely due to an increase in residential mortgage loans of $33.2 million, or 54.4%, compared to December 31, 2013 and an increase of indirect automobile loans of $21.9 million, or 2.2% compared to December 31, 2013. This increase is primarily due to mortgage and indirect lending increasing production and opening loan production offices in new market areas.
Loans held for sale also increased as of June 30, 2014 by $152.4 million, or 81.3%, compared to December 31, 2013. This increase was primarily attributable to growth in residential mortgage and indirect loans held for sale of  $63.8 million, or 49.9% and $90.0 million, or 180%, respectively, compared to December 31, 2013.

Asset Quality
The following schedule summarizes our asset quality at June 30, 2014, December 31, 2013, and June 30, 2013:

($ in thousands)	June 30, 2014	December 31, 2013	June 30, 2013
NONCOVERED NONPERFORMING ASSETS
Nonaccrual loans	$37,340	$40,944	$41,757
Repossessions	1,068	1,219	1,222
Other real estate	19,855	24,791	28,342
Noncovered nonperforming assets	$58,263	$66,954	$71,321
NONCOVERED NONPERFORMING ASSET RATIOS
Loans 30-89 days past due	$2,874	$5,618	$6,197
Loans past due 90 days or more and still accruing	$—	$—	$—
Loans 30-89 days past due to total loans	0.15%	0.31%	0.37%
Loans past due 90 days or more and still accruing to total loans	—%	—%	—%
Nonperforming assets to total loans, ORE, and repossessions	3.00%	3.60%	4.14%
COVERED NONPERFORMING ASSETS
Nonaccrual loans	$10,849	$18,638	$30,631
Other real estate	7,075	6,191	12,540
Covered nonperforming assets	$17,924	$24,829	$43,171

ASSET QUALITY RATIOS
Classified Asset Ratio (3)	24.88%	27.66%	27.70%
Including covered loans:
Nonperforming loans as a % of loans	2.45%	3.15%	4.08%
Nonperforming assets as a % of loans plus ORE	3.82%	4.77%	6.30%
ALL to nonperforming loans	60.00%	56.53%	46.01%
Net charge-offs/(recoveries), annualized to average loans	0.42%	0.06%	0.40%
ALL as a % of loans	1.47%	1.78%	1.88%
Excluding covered loans:
Nonperforming loans as a % of loans	1.94%	2.23%	2.47%
Nonperforming assets as a % of loans plus ORE	3.00%	3.60%	4.14%
ALL to nonperforming loans	77.43%	82.27%	79.77%
Net charge-offs/(recoveries), annualized to average loans	0.46%	0.09%	0.40%
ALL as a % of loans	1.50%	1.84%	1.96%

CLASSIFIED ASSETS
Classified loans (1) (4)	$57,880	$59,787	$70,925
ORE and repossessions (4)	21,633	26,401	30,994
Total classified assets (2)	$79,513	$86,188	$101,919

(1) Amount of SBA guarantee included	$6,462	$7,869	$14,379
(2) Classified assets include loans having a risk rating of substandard or worse, both accrual and nonaccrual, repossessions and ORE.
(3) Classified asset ratio is defined as classified assets as a percentage of Tier 1 capital plus allowance for loan losses.
(4) Classified covered assets are presented net of the 80% loss share agreement with the FDIC

In connection with its loan sales in the secondary market, the Company has made various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance to the origination criteria established by the purchasers. In the event of a breach of these representations and warranties, the Company may be obligated to repurchase the loans with identified defects or to indemnify the buyers. The contractual obligation arises only when the breach of representations and warranties are discovered and repurchase is demanded. Generally, the maximum amount the Company would be required to make for breaches of these representations and warranties would be equal to the unpaid principal balance of such loans that are deemed to have defects that were sold to purchasers, plus, in certain circumstances, accrued interest on such loans and certain expenses. The Company estimates its reserves under such arrangements predominantly based on historical experience adjusted for any risk factors not captured in the historical losses. As of June 30, 2014 and December 31, 2013, the Company’s estimate of reserve related to this liability and repurchases were de minimis.
Deposits

	For the Three Months Ended
	June 30, 2014			December 31, 2013			June 30, 2013
($ in millions)	Average Amount	Rate	Percent of Total Deposits	Average Amount	Rate	Percent of Total Deposits	Average Amount	Rate	Percent of Total Deposits
Noninterest-bearing demand deposits	$534.5	—%	24.3%	$448.9	—%	20.9%	$402.9	—%	19.4%
Interest-bearing demand deposits	694.1	0.27%	31.6%	693.0	0.29%	32.2%	627.9	0.27%	30.2%
Savings deposits	314.9	0.37%	14.3%	307.5	0.39%	14.3%	318.8	0.41%	15.3%
Time deposits	653.4	0.96%	29.8%	701.2	1.01%	32.6%	730.0	1.02%	35.1%
Total average deposits	$2,196.9	0.43%	100.0%	$2,150.6	0.48%	100.0%	$2,079.6	0.50%	100.0%

	For the Six Months Ended
	June 30, 2014			June 30, 2013
($ in millions)	Average Amount	Rate	Percent of Total Deposits	Average Amount	Rate	Percent of Total Deposits
Noninterest-bearing demand deposits	$506.4	—%	23.2%	$386.5	—%	18.8%
Interest-bearing demand deposits	696.5	0.28%	32.0%	624.2	0.27%	30.4%
Savings deposits	311.9	0.38%	14.3%	324.6	0.44%	15.8%
Time deposits	664.2	0.99%	30.5%	721.3	1.03%	35.0%
Total average deposits	$2,179.0	0.45%	100.0%	$2,056.6	0.51%	100.0%

Total deposits of $2.2 billion at June 30, 2014 increased by $23.0 million, or 1.0%, from December 31, 2013. This increase is due primarily to growth of $72.7 million, or 14.9%, in noninterest-bearing demand deposits which comprised almost 25% of total average deposits in the second quarter of 2014 compared to approximately 21% in the fourth quarter of 2013 and just over 19% in the second quarter of 2013.
Core deposits, including noninterest-bearing demand deposits, increased by $65.6 million, or 4.3%, compared to December 31, 2013. The Bank has continued to strategically focus on core deposit growth and realized continued benefits from the transaction account acquisition initiative, particularly in business accounts, which has continued into 2014.
This increase in noninterest-bearing demand deposits was partially offset by a decrease in time deposits, including brokered deposits, of $42.6 million, or 6.2% compared to December 31, 2013. Time deposits comprise less than 30% of average deposits for the second quarter of 2014, down from over 35% of average deposits for the second quarter of 2013.
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
In addition to the ability to increase brokered deposits and retail deposits, as of June 30, 2014 and December 31, 2013, we had approximately $1.0 billion and $1.1 billion, respectively in sources of available unused liquidity. This decrease in available unused liquidity is primarily due to an increase in the usage of our unsecured Federal funds lines as a result of the increase in loan production during 2014.
Our loans held for sale are considered highly liquid. The majority of commitments to purchase mortgage loans held-for-sale will be funded within one month of the loan closing. Also, the majority of these loans are conforming residential mortgage loans sold to GNMA, FNMA and FHLMC. Other loans held for sale include commitments for both SBA loans and indirect automobile loans.
Shareholders’ Equity
Shareholders’ equity was $250.8 million at June 30, 2014, and $236.2 million at December 31, 2013. The increase in shareholders’ equity in the first six months of 2014 was primarily attributable to net income earned, net of cash dividends paid on common stock.
On April 3, 2014, the Company announced its Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $10 million of its outstanding common stock. Also on April 3, 2014, the Company filed a shelf registration with the Securities and Exchange Commission for up to $100 million of common stock, preferred stock, warrants, or debt securities, to be issued from time to time for general corporate purposes which may include funding its bank and non-bank subsidiaries, financing business expansion, or refinancing or extending the maturity of debt obligations and investments at the holding company level.
Capital Ratios
The Company is regulated by the Board of Governors of the Federal Reserve Board and is subject to the securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the Federal Deposit Insurance Corporation and the Georgia Department of Banking and Finance. As of June 30, 2014, the Company is not aware of any current recommendations of applicable regulatory authorities which, if they were to be implemented, would reasonably likely have a material adverse effect on our liquidity, capital resources, or operations, except as provided for in the Dodd-Frank Act and the Basel III rules.
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

At June 30, 2014, the Bank’s capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents the Bank's capital ratios and the minimum regulatory requirements:

		Minimum Regulatory Requirement
	Fidelity Bank	Adequately Capitalized	Well Capitalized
Tier 1 risk-based capital ratio	11.25%	4.00%	6.00%
Total risk-based capital ratio	12.89%	8.00%	10.00%
Leverage capital ratio	10.37%	4.00%	5.00%
The Company is not subject to the provisions of prompt corrective action. The Company had Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage capital ratio of 12.12%%, 13.34%, and 11.14%, respectively, at June 30, 2014.
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
We continue to evaluate the ultimate impact of the implementation of the new capital and liquidity standards under the Basel III Capital Rules and the Dodd-Frank Act on the Company's liquidity management functions and capital position.  Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company. Management believes, at June 30, 2014, that the Company and the Bank would meet all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis if such requirements were currently effective.
Dividends
In July of 2014, we declared a cash dividend of $0.09 per share. In April of 2014, we declared a cash dividend of $0.08 per share. In January of 2014, we declared a stock dividend equal to one share for every 250 shares owned and a cash dividend of $0.04 per share. Basic and diluted earnings per share for periods prior to December 31, 2013 have been retroactively adjusted to reflect the January 2014 stock dividend.
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
The major elements used to manage interest rate risk include the mix of fixed and variable rate assets and liabilities and the maturity and repricing patterns of these assets and liabilities. It is our policy not to invest in derivatives outside of our mortgage hedging process. We perform a quarterly review of assets and liabilities that reprice and the time bands within which the repricing occurs. Balances generally are reported in the time band that corresponds to the instrument’s next repricing date or contractual maturity, whichever occurs first. However, fixed-rate indirect automobile loans, mortgage-backed securities, and residential mortgage loans are primarily included based on scheduled payments with a prepayment factor incorporated. Through such analyses, we monitor and manage our interest sensitivity gap to minimize the negative effects of changing interest rates.
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
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to claims and lawsuits arising in the course of normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of June 30, 2014, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our results of operations or financial condition.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2014	—	—	—	$10,000,000
May 1 - 31, 2014	—	—	—	10,000,000
June 1 - 30, 2014	—	—	—	10,000,000
Total	—	—	—	$10,000,000
The repurchase plan announced April 3, 2014, authorizing the repurchase of up to $10 million of our outstanding common stock, has no expiration date for the authorized share repurchases under this plan.
Item 3. Defaults Upon Senior Securities
Not Applicable
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
Not Applicable
Item 6. Exhibits

(a)	Exhibits. The following exhibits are filed as part of this Report.

2
Purchase and Assumption Agreement dated as of June 4, 2014 by and between Fidelity Bank and CenterState Bank of Florida, N.A. (incorporated by reference from Exhibit 2.1 to Fidelity Southern Corporation’s Form 8-K filed June 5, 2014)

3(a)
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

FIDELITY SOUTHERN CORPORATION
(Registrant)
Date:	August 8, 2014	BY:	/S/ JAMES B. MILLER, JR.
James B. Miller, Jr.
Chief Executive Officer
Date:	August 8, 2014	BY:	/s/ STEPHEN H. BROLLY
Stephen H. Brolly
Chief Financial Officer