Form 10-Q
period 2014-09-30
FIDELITY SOUTHERN CORP
filed 2014-11-06
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 __________________________________________________________________
FORM 10-Q
 __________________________________________________________________
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarter ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of October 31, 2014 (the most recent practicable date), the Registrant had outstanding approximately 21,327,806 shares of Common Stock.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
Report on Form 10-Q
September 30, 2014

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
($ in thousands)	September 30, 2014	December 31, 2013
Assets
Cash and due from banks	$11,276	$17,599
Interest-bearing deposits with banks	79,407	95,555
Federal funds sold	882	3,405
Cash and cash equivalents	91,565	116,559
Investment securities available-for-sale	156,331	168,865
Investment securities held-to-maturity	7,588	4,051
Loans held-for-sale (includes loans at fair value of $161,775 and $127,850, respectively)	324,442	187,366
Loans (includes covered loans of $37,706 and $58,365, respectively)	2,073,803	1,893,037
Allowance for loan losses	(28,297)	(33,684)
Loans, net of allowance for loan losses	2,045,506	1,859,353
Premises and equipment, net	59,650	44,555
Other real estate, net (includes covered assets of $8,508 and $6,191, respectively)	26,999	30,982
Bank owned life insurance	34,279	33,855
Servicing rights	62,196	53,202
Other assets	53,109	65,380
Total assets	$2,861,665	$2,564,168
Liabilities
Deposits
Noninterest-bearing demand deposits	$639,471	$488,224
Interest-bearing deposits	1,819,820	1,714,228
Total deposits	2,459,291	2,202,452
Other borrowings	76,402	59,233
Subordinated debt	46,393	46,393
Other liabilities	21,416	19,860
Total liabilities	2,603,502	2,327,938
Shareholders’ equity
Preferred stock, no par value. Authorized 10,000,000; zero issued	—	—
Common stock, no par value. Authorized 50,000,000; issued and outstanding 21,324,486 and 21,342,549, respectively	161,527	158,153
Accumulated other comprehensive income, net of tax	2,367	968
Retained earnings	94,269	77,109
Total shareholders’ equity	258,163	236,230
Total liabilities and shareholders’ equity	$2,861,665	$2,564,168
See accompanying notes to unaudited consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share data)	2014	2013	2014	2013
Interest income:
Loans, including fees	$24,690	$23,900	$71,282	$70,793
Investment securities	1,183	978	3,676	2,916
Federal funds sold and bank deposits	18	53	76	71
Total interest income	25,891	24,931	75,034	73,780
Interest expense:
Deposits	2,282	2,601	7,098	7,828
Other borrowings	163	84	276	763
Subordinated debt	282	716	834	2,451
Total interest expense	2,727	3,401	8,208	11,042
Net interest income	23,164	21,530	66,826	62,738
Provision for loan losses	1,859	1,121	(25)	5,167
Net interest income after provision for loan losses	21,305	20,409	66,851	57,571
Noninterest income:
Service charges on deposit accounts	1,141	1,075	3,209	3,044
Other fees and charges	1,140	997	3,160	2,859
Mortgage banking activities	16,135	17,809	40,292	55,762
Indirect lending activities	6,303	2,583	14,610	7,010
SBA lending activities	1,479	647	3,682	3,148
Bank owned life insurance	313	326	1,369	965
Other	1,397	2,407	4,287	6,343
Total noninterest income	27,908	25,844	70,609	79,131
Noninterest expense:
Salaries and employee benefits	17,022	14,424	49,080	42,984
Commissions	5,363	6,019	14,443	20,388
Occupancy	3,467	2,844	9,477	7,542
Communication	1,009	754	2,958	2,319
Other	8,849	10,061	26,151	26,552
Total noninterest expense	35,710	34,102	102,109	99,785
Income before income tax expense	13,503	12,151	35,351	36,917
Income tax expense	4,701	4,298	12,528	13,140
Net income	8,802	7,853	22,823	23,777
Preferred stock dividends and accretion of discount	—	(817)	—	(2,463)
Net income available to common equity	$8,802	$7,036	$22,823	$21,314

Earnings per common share:
Basic	$0.41	$0.33	$1.07	$1.20
Diluted	$0.38	$0.30	$0.97	$1.07

Cash dividends declared per common share	$0.09	$—	$0.21	$—

Net income	$8,802	$7,853	$22,823	$23,777
Other comprehensive income (loss):
Change in net unrealized gains/(losses) on securities for the period	(705)	400	2,256	(2,939)
Less: Income tax expense (benefit) related to items of other comprehensive income	(268)	152	857	(1,117)
Other comprehensive income (loss), net of tax	(437)	248	1,399	(1,822)
Total comprehensive income	$8,365	$8,101	$24,222	$21,955
See accompanying notes to unaudited consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
(in thousands)
Operating activities:
Net income	$22,823	$23,777
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	(25)	5,167
Depreciation and amortization of premises and equipment	3,197	2,470
Other amortization, net	5,310	6,024
Impairment of other real estate	2,111	3,474
Share-based compensation	491	998
Gain on loan sales, including origination of servicing rights	(43,202)	(60,570)
Net gain on sale of other real estate	(2,486)	(3,930)
Net income on bank owned life insurance	(1,292)	(882)
Change in assets and liabilities which (used) provided cash:
Net (increase) decrease in loans originated for resale	(94,885)	120,245
Net payments received from FDIC under loss-share agreements	5,028	5,188
Other assets	(7,687)	260
Other liabilities	564	8,600
Net cash (used in) provided by operating activities	(110,053)	110,821
Investing activities:
Purchases of investment securities available-for-sale	(5,006)	(56,552)
Purchases of investment securities held-to-maturity	(4,334)	—
Purchase of FHLB stock	(10,575)	(5,355)
Maturities and calls of investment securities available-for-sale	19,860	37,615
Maturities and calls of investment securities held-to-maturity	796	1,694
Redemption of FHLB stock	10,564	6,566
Net proceeds from sales of loans	52,211	—
Net increase in loans	(245,120)	(80,917)
Proceeds from bank owned life insurance	868	—
Proceeds from sale of other real estate	14,443	26,470
Purchases of premises and equipment	(11,052)	(6,765)
Net proceeds received from deposit assumption and branch acquisition transaction	162,033	—
Net cash used in investing activities	(15,312)	(77,244)
Financing activities:
Net increase in noninterest-bearing demand deposits	130,101	64,528
Net (decrease) increase in interest-bearing deposits	(44,119)	35,023
Net increase (decrease) in other borrowings	17,169	(37,238)
Subordinated debt redemption	—	(21,500)
Common stock dividends paid	(4,470)	(434)
Proceeds from the issuance of common stock	1,690	67,702
Preferred stock redemption	—	(48,200)
Preferred stock dividends paid	—	(1,607)
Net cash provided by financing activities	100,371	58,274
Net (decrease) increase in cash and cash equivalents	(24,994)	91,851
Cash and cash equivalents, beginning of period	116,559	49,020
Cash and cash equivalents, end of period	$91,565	$140,871

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,363	$12,176
Income taxes	$3,639	$10,250
Supplemental disclosures of noncash investing and financing activities:
Noncash transfers to other real estate	$10,086	$20,407
Accretion on preferred stock	$—	$856
Deposit assumption and branch acquisition
Assets acquired	$9,119	$—
Liabilities assumed	$170,994	$—
See accompanying notes to unaudited consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(UNAUDITED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the calculations of and the amortization of capitalized servicing rights, valuation of deferred income taxes, the valuation of loans held-for-sale and certain derivatives, the valuation of real estate or other assets acquired in connection with foreclosures or in satisfaction of loans, purchase accounting-related adjustments, and the Federal Deposit Insurance Corporation ("FDIC") receivable for loss share agreements. The Company principally operates in one business segment, which is community banking.
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
The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in the 2013 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. There were no new accounting policies or changes to existing policies adopted in the first nine months of 2014, which had a significant effect on the results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.
Operating results for the three and nine-month periods ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A and Annual Report to Shareholders for the year ended December 31, 2013.
Recent Accounting Pronouncements
In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-04 "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." The amendments clarify when an in substance repossession or foreclosure occurs, such that the loan should be derecognized and real estate property should be recognized. The amendments will be effective for entities during annual reporting periods beginning after December 15, 2014, and interim reporting periods therein and those requirements should be applied prospectively. Early adoption is permitted. The adoption of this ASU is not expected to have a significant impact on the Company’s Consolidated Financial Statements.
In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers." The amendments in this guidance indicate that entities should recognize revenue to reflect the transfers of goods or services to customers in an amount equal to the consideration the entity receives or expects to receive. The amendments will be effective for entities during annual reporting periods beginning after December 15, 2016, and interim reporting periods therein and those requirements should be applied retrospectively. Early adoption is not permitted. The adoption of this ASU is not expected to have a significant impact on the Company's Consolidated Financial Statements.

In June 2014, the FASB issued ASU 2014-11 "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." The new guidance requires entities to account for repurchase-to-maturity transactions as secured borrowings, eliminates accounting guidance on linked repurchase financing transactions, and expands disclosure requirements for certain transfers of financial assets that are accounted for as sales and certain transfers accounted for as secured borrowings. The amendments are effective for entities during annual reporting periods beginning after December 15, 2014, and interim reporting periods therein. The guidance should be applied by making a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption for any transactions outstanding on the effective date. Early adoption is not permitted. The adoption of this ASU is not expected to have a significant impact on the Company's Consolidated Financial Statements.
In August 2014, the FASB issued ASU 2014-14 "Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure." The amendments in this guidance provide specific guidance on how to classify or measure foreclosed mortgage loans that are government guaranteed. The amendments will be effective for public entities during annual reporting periods beginning after December 15, 2014, and interim reporting periods therein and those requirements should be applied retrospectively. Early adoption is not permitted. The adoption of this ASU is not expected to have a significant impact on the Company's Consolidated Financial Statements.
In August 2014, the FASB issued ASU 2014-15 "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." The amendments in this standard provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments will be effective for public entities during annual reporting periods beginning after December 15, 2016, and interim reporting periods therein and those requirements should be applied retrospectively. Early adoption is not permitted. The adoption of this ASU is not expected to have a significant impact on the Company's Consolidated Financial Statements.
Other accounting standards that have been issued or proposed by the FASB or other standard-settings bodies are not expected to have a material impact on the Company financial position, results of operations or cash flows.
Contingencies
Due to the nature of their activities, the Company and its subsidiaries are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of September 30, 2014. While it is difficult to predict or determine the outcome of these proceedings, it is the opinion of management, after consultation with its legal counsel, that there is not a reasonable possibility that the ultimate liabilities, if any, would have a material adverse impact on the Company’s consolidated results of operations, financial position, or cash flows.
2. DEPOSIT ASSUMPTION AND BRANCH ACQUISITION
On September 19, 2014, the Company announced the completion of a previously announced transaction in which the Company assumed the deposits of six branches of Center State Bank of Florida, N.A. and acquired five of those branches pursuant to a definitive agreement entered into on June 5, 2014. No loans were acquired in the transaction.
Net cash proceeds of approximately $162.0 million were received in the transaction, representing the deposit balances assumed at closing, net of amounts paid for real and personal property acquired and a 1.50% premium on deposits. Customer deposit balances assumed were recorded at $170.9 million, real and personal property was recorded at $7.2 million, core deposit intangible of $1.8 million was recognized, and approximately $100,000 in other accrued liabilities, net were recorded in the transaction. The amount allocated to goodwill was insignificant.
The assets acquired and liabilities assumed in the transaction were recorded at fair value in accordance with ASC 805, "Business Combinations." The effects of the acquired assets and liabilities have been included in the consolidated financial statements since the acquisition date. Pro forma results have not been disclosed as those amounts are not significant to the unaudited financial statements.

3. INVESTMENT SECURITIES
The amortized cost and fair value of debt securities are categorized in the table below by contractual maturity. Securities not due at a single maturity (i.e., mortgage-backed securities) are shown separately.

	September 30, 2014		December 31, 2013
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
Obligations of U.S. Government sponsored enterprises:
Due five years through ten years	$24,687	$24,970	$19,605	$19,553
Due after ten years	1,506	1,541	1,518	1,486
Municipal securities:
Due within one year	820	824	—	—
Due after one year through five years	886	903	1,716	1,745
Due five years through ten years	689	728	691	700
Due after ten years	12,274	12,833	12,292	12,324
Residential mortgage-backed securities	111,651	114,532	131,481	133,057
Total available-for-sale	$152,513	$156,331	$167,303	$168,865
Held-to-maturity:
Residential mortgage-backed securities	$3,290	$3,655	$4,051	$4,437
Commercial mortgage-backed securities	4,298	4,298	—	—
Total held-to-maturity	$7,588	$7,953	$4,051	$4,437
The Bank did not sell any investment securities during the three and nine months ended September 30, 2014 or September 30, 2013.
The following table summarizes the amortized cost and fair value of debt securities and the related gross unrealized gains and losses at September 30, 2014 and December 31, 2013.

	September 30, 2014
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other than Temporary Impairment	Fair Value
Available-for-sale:
Obligations of U.S. Government sponsored enterprises	$26,193	$318	$—	$—	$26,511
Municipal securities	14,669	620	(1)	—	15,288
Mortgage-backed securities	111,651	2,951	(70)	—	114,532
	$152,513	$3,889	$(71)	$—	$156,331
Held-to-maturity:
Residential mortgage-backed securities	$3,290	$365	$—	$—	$3,655
Commercial mortgage-backed securities	4,298	—	—	—	4,298
	$7,588	$365	$—	$—	$7,953

	December 31, 2013
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other than Temporary Impairment	Fair Value
Available-for-sale:
Obligations of U.S. Government sponsored enterprises:	$21,123	$4	$(88)	$—	$21,039
Municipal securities	14,699	240	(170)	—	14,769
Residential mortgage-backed securities	131,481	2,049	(473)	—	133,057
	$167,303	$2,293	$(731)	$—	$168,865
Held-to-maturity:
Residential mortgage-backed securities	$4,051	$386	$—	$—	$4,437
At September 30, 2014, four securities had gross unrealized losses of $70,000, of which three securities had been in a loss position for greater than twelve months. These securities consist of two mortgage-backed securities with an aggregate fair value of $3.3 million and unrealized losses of $66,000 and one municipal security with a fair value of $1.0 million and an unrealized loss of approximately $1,000. At December 31, 2013, all securities in an unrealized loss position had been in a loss position for less than twelve months.
Management believes that the impairment is the result of fluctuations in interest rates and not credit-related issues. Management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost basis. Accordingly, as of September 30, 2014, management believes the impairment detailed in the prior table is temporary and no impairment loss has been recognized in the Company’s Consolidated Statements of Comprehensive Income.
Investment securities with a carrying value aggregating $109.4 million and $124.7 million at September 30, 2014 and December 31, 2013, were pledged as collateral for public deposits and overnight repurchase agreements.
4. LOANS HELD-FOR-SALE
Loans held-for-sale at September 30, 2014 and December 31, 2013 totaled $324.4 million and $187.4 million, respectively, and are shown in the table below:

(in thousands)	September 30, 2014	December 31, 2013
SBA	$17,667	$9,516
Residential mortgage	161,775	127,850
Indirect automobile	145,000	50,000
Total loans held-for-sale	$324,442	$187,366
5. LOANS
Loans outstanding, by class, are summarized in the following table and are presented net of deferred fees and costs of $5.9 million and $5.3 million at September 30, 2014 and December 31, 2013, respectively. Non-covered loans represent existing portfolio loans prior to the FDIC-assisted transactions, loans acquired but not covered under the Loss Share Agreements, and additional loans originated subsequent to the FDIC-assisted transactions.

	Non-covered		Covered
(in thousands)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Commercial	$501,492	$493,093	$22,926	$37,885
SBA	142,674	134,221	628	603
Total commercial loans	644,166	627,314	23,554	38,488
Construction loans	103,962	92,929	4,862	8,769
Indirect automobile	1,087,710	975,223	—	—
Installment	14,705	13,876	942	1,486
Total consumer loans	1,102,415	989,099	942	1,486
Residential mortgage	117,538	59,075	1,754	1,853
Home equity lines of credit	68,016	66,255	6,594	7,769
Total mortgage loans	185,554	125,330	8,348	9,622
Total loans	$2,036,097	$1,834,672	$37,706	$58,365

Loans in nonaccrual status that are not covered under loss share agreements totaling approximately $37.2 million, and $40.9 million at September 30, 2014 and December 31, 2013, respectively, are presented by class of loans in the following table.

(in thousands)	September 30, 2014	December 31, 2013
Commercial	$10,575	$10,890
SBA	13,985	15,385
Total commercial loans	24,560	26,275
Construction	7,241	9,093
Indirect automobile	795	2,362
Installment	936	601
Total consumer loans	1,731	2,963
Residential mortgage	2,436	1,886
Home equity lines of credit	1,272	727
Total mortgage loans	3,708	2,613
Total loans	$37,240	$40,944

Accruing loans delinquent 30-89 days and troubled debt restructured loans ("TDRs") accruing interest, presented by class of loans at September 30, 2014 and December 31, 2013, were as follows:

	September 30, 2014		December 31, 2013
(in thousands)	Accruing Loans Delinquent 30-89 Days	TDRs Accruing Interest	Accruing Loans Delinquent 30-89 Days	TDRs Accruing Interest
Commercial	$325	$7,055	$1,620	$7,242
SBA	175	2,791	169	2,520
Construction	—	451	—	1,662
Indirect automobile	1,573	—	1,561	—
Installment	430	18	305	—
Residential mortgage	64	636	1,314	647
Home equity lines of credit	318	—	163	—
Total loans	$2,885	$10,951	$5,132	$12,071
There were no loans 90 days or more past due and still accruing at September 30, 2014 or December 31, 2013.
TDR Loans
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
During the nine months ended September 30, 2014 and 2013, certain loans were modified, resulting in TDRs. The modification of the terms of such loans included one or a combination of the following modifications: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following tables presents loans, by class, which were modified as TDRs that occurred during the three and nine months ended September 30, 2014 and 2013 along with the type of modification:

	Troubled Debt Restructured During the Three Months Ended		Troubled Debt Restructured During the Three Months Ended
	September 30, 2014		September 30, 2013
(in thousands)	Interest Rate	Term	Interest Rate	Term
Commercial	$—	$22	$—	$1,873
SBA	—	—	—	—
Construction	—	—	—	—
Indirect automobile	—	275	—	338
Installment	—	42	—	—
Residential mortgage	—	—	—	141
Home equity lines of credit	—	—	—	—
Total loans	$—	$339	$—	$2,352

	Troubled Debt Restructured During the Nine Months Ended		Troubled Debt Restructured During the Nine Months Ended
	September 30, 2014		September 30, 2013
(in thousands)	Interest Rate	Term	Interest Rate	Term
Commercial	$—	$22	$214	$1,873
SBA	—	—	—	—
Construction	—	—	—	—
Indirect automobile	—	657	—	1,040
Installment	127	60		—
Residential mortgage	155	—	127	217
Home equity lines of credit	—	217	—	140
Total loans	$282	$956	$341	$3,270
The following tables present the amount of TDRs that were restructured in the previous twelve months ended September 30, 2014 and 2013 and subsequently redefaulted during the three and nine months ended September 30, 2014 and September 30, 2013:

	Troubled Debt Restructured during the last twelve months and subsequently redefaulting during the three months ended (1)
(in thousands)	September 30, 2014	September 30, 2013
Commercial	$22	$—
SBA	—	—
Construction	—	—
Indirect automobile	—	—
Installment	42	—
Residential mortgage	—	141
Home equity lines of credit	—	—
Total loans	$64	$141

	Troubled Debt Restructured during the last twelve months and subsequently redefaulting during the nine months ended (1)
(in thousands)	September 30, 2014	September 30, 2013
Commercial	$22	$1,312
SBA	—	—
Construction	—	772
Indirect automobile	—	401
Installment	187	—
Residential mortgage	155	344
Home equity lines of credit	217	—
Total loans	$581	$2,829
(1)    Subsequently redefaulting is defined as a payment default (i.e., 30 days contractually past due) within 12 months of the restructuring date
The Company had TDRs with a balance of $19.9 million and $25.6 million at September 30, 2014 and December 31, 2013, respectively. There were charge-offs of TDR loans of $1.9 million for the nine months ended September 30, 2014 and $20,000 for the nine months ended September 30, 2013. Charge-offs on such loans are factored into the rolling historical loss rate, which is one of the considerations used in establishing the allowance for loan losses. The Company was not committed to lend additional amounts as of September 30, 2014 or December 31, 2013 to customers with outstanding loans that are classified as TDRs.
Impaired Loans
Impaired loans are evaluated based on the present value of expected future cash flows discounted at each loan’s original effective interest rate, or at the loan’s observable market price, or the fair value of the collateral, if the loan is collateral-dependent.
The following tables present by class the unpaid principal balance, amortized cost and related allowance for impaired loans at September 30, 2014 and December 31, 2013.

	September 30, 2014			December 31, 2013
(in thousands)	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance
Impaired loans with allowance
Commercial	$10,857	$10,792	$3,781	$9,501	$9,381	$4,037
SBA	4,644	3,624	264	9,762	8,079	607
Construction	451	451	253	15,408	10,500	625
Indirect automobile	2,384	1,976	9	2,364	2,362	13
Installment	1,785	467	300	461	431	302
Residential mortgage	2,260	2,260	651	2,270	2,270	805
Home equity lines of credit	852	741	687	879	789	735
Total impaired loans with allowance	$23,233	$20,311	$5,945	$40,645	$33,812	$7,124

	September 30, 2014		December 31, 2013
(in thousands)	Unpaid Principal Balance	Recorded Investment (1)	Unpaid Principal Balance	Recorded Investment (1)
Impaired loans with no allowance
Commercial	$17,123	$14,722	$12,495	$11,522
SBA	21,232	17,840	12,706	10,545
Construction	9,460	7,241	2,758	1,266
Indirect automobile	—	—	—	—
Installment	65	53	1,461	170
Residential mortgage	1,096	1,096	725	725
Home equity lines of credit	205	185	62	56
Total impaired loans with no allowance	$49,181	$41,137	$30,207	$24,284

(1)The primary difference between the unpaid principal balance and recorded investment represents charge offs previously taken; it excludes accrued interest receivable due to materiality

Average impaired loans and interest income recognized for the three and nine months ended September 30, 2014 and September 30, 2013, by class, are summarized in the tables below. Interest income recognized during the periods on a cash basis was de minimis.

	Three Months Ended September 30,
	2014		2013
(in thousands)	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Commercial	$23,776	$232	$21,444	$295
SBA	22,477	837	22,479	264
Construction	7,894	10	10,882	55
Indirect automobile	1,981	42	2,511	40
Installment	502	42	723	47
Residential mortgage	3,222	10	3,275	9
Home equity lines of credit	932	116	1,758	13
Total	$60,784	$1,289	$63,072	$723

	Nine Months Ended September 30,
	2014		2013
(in thousands)	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Commercial	$22,758	$834	$25,262	$728
SBA	21,683	1,626	24,231	798
Construction	9,413	223	12,766	132
Indirect automobile	2,087	135	3,011	109
Installment	524	174	648	139
Residential mortgage	3,010	28	3,403	35
Home equity lines of credit	951	211	2,020	41
Total	$60,426	$3,231	$71,341	$1,982
Credit Quality Indicators
The Company uses an asset quality ratings system to assign a numeric indicator of the credit quality and level of existing credit risk inherent in a loan. These ratings are adjusted periodically as the Company becomes aware of changes in the credit quality of the underlying loans.
Indirect automobile loans typically receive a risk rating only when being downgraded to an adverse rating. The Company uses a number of factors, including FICO scoring, to help evaluate the likelihood consumer borrowers will pay their credit obligations as agreed. The weighted-average FICO score for the indirect automobile portfolio was 751 at September 30, 2014 and 733 at December 31, 2013.
The following are definitions of the asset rating categories.
•Pass – These categories include loans rated satisfactory with high, good, average or acceptable business and credit risk.
•Special Mention – A special mention asset has potential weaknesses that deserve management’s close attention.
•Substandard – A substandard asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. A substandard asset has a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt.
•Doubtful – Doubtful assets have all the weaknesses inherent in assets classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
•Loss – Loss assets are considered uncollectable and of such little value that their continuance as recorded assets is not warranted.

The following tables present the recorded investment in loans, by loan rating category, as of September 30, 2014 and December 31, 2013:

	September 30, 2014
Asset Rating	Commercial	SBA	Construction	Indirect Automobile	Installment	Residential Mortgage	Home Equity Lines of Credit	Total
Pass	$476,971	$120,230	$97,675	$—	$13,236	$115,572	$72,817	$896,501
Special Mention	18,340	5,110	209	—	520	172	82	24,433
Substandard	29,107	16,542	10,940	2,962	1,891	3,548	1,711	66,701
Doubtful	—	1,420	—	—	—	—	—	1,420
Loss	—	—	—	—	—	—	—	—
	524,418	143,302	108,824	2,962	15,647	119,292	74,610	989,055
Ungraded Performing	—	—	—	1,084,748	—	—	—	1,084,748
Total	$524,418	$143,302	$108,824	$1,087,710	$15,647	$119,292	$74,610	$2,073,803

	December 31, 2013
Asset Rating	Commercial	SBA	Construction	Indirect Automobile	Installment	Residential Mortgage	Home Equity Lines of Credit	Total
Pass	$463,400	$111,107	$73,374	$—	$12,463	$57,151	$71,558	$789,053
Special Mention	30,075	5,487	10,897	—	711	175	741	48,086
Substandard	37,503	18,230	17,427	3,021	2,188	3,602	1,725	83,696
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
	530,978	134,824	101,698	3,021	15,362	60,928	74,024	920,835
Ungraded Performing	—	—	—	972,202	—	—	—	972,202
Total	$530,978	$134,824	$101,698	$975,223	$15,362	$60,928	$74,024	$1,893,037
Purchased Credit Impaired ("PCI") Loans
The carrying amount of PCI loans at September 30, 2014 and December 31, 2013 follows.

(in thousands)	September 30, 2014	December 31, 2013
Commercial	$24,802	$40,060
Construction	4,861	8,769
Consumer	1,974	3,050
Mortgage	8,800	9,997
Total carrying amount	$40,437	$61,876
Total outstanding balance	$46,877	$72,910

Accretable yield, or income expected to be collected on PCI loans at September 30, 2014 and September 30, 2013, is as follows.

(in thousands)	September 30, 2014	September 30, 2013
Beginning balance, January 1	$2,188	$3,343
Accretion of income	(2,295)	(2,363)
Other activity, net	629	203
Ending balance	$522	$1,183

6. ALLOWANCE FOR LOAN LOSSES
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
A summary of changes in the allowance for loan losses, by loan portfolio segment, for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30, 2014
(in thousands)	Commercial	Construction	Consumer	Mortgage	Covered	Acquired, Non-covered	Unallocated	Total
Beginning balance	$15,426	$1,279	$5,639	$3,092	$1,856	$314	$1,306	$28,912
Charge-offs	(1,358)	—	(1,005)	(32)	(156)	(52)	—	(2,603)
Recoveries	21	41	391	28	79	—	—	560
Net(charge-offs)/recoveries	(1,337)	41	(614)	(4)	(77)	(52)	—	(2,043)
Decrease in FDIC indemnification asset	—	—	—	—	(431)	—	—	(431)
Provision for loan losses(1)	1,623	(76)	587	91	(125)	(141)	(100)	1,859
Ending balance	$15,712	$1,244	$5,612	$3,179	$1,223	$121	$1,206	$28,297

	Three Months Ended September 30, 2013
(in thousands)	Commercial	Construction	Consumer	Mortgage	Covered	Acquired, Non-covered	Unallocated	Total
Beginning balance	$15,551	$4,119	$6,135	$3,291	$2,374	$528	$1,311	$33,309
Charge-offs	(477)	(6)	(1,376)	—	(36)	(10)	—	(1,905)
Recoveries	70	247	388	2	—	—	—	707
Net(charge-offs)/recoveries	(407)	241	(988)	2	(36)	(10)	—	(1,198)
Increase in FDIC indemnification asset	—	—	—	—	429	—	—	429
Provision for loan losses(1)	1,069	(2,115)	1,946	230	150	(110)	(49)	1,121
Ending balance	$16,213	$2,245	$7,093	$3,523	$2,917	$408	$1,262	$33,661

	Nine Months Ended September 30, 2014
(in thousands)	Commercial	Construction	Consumer	Mortgage	Covered	Acquired, Non-covered	Unallocated	Total
Beginning balance	$17,348	$2,044	$6,410	$3,376	$3,331	$278	$897	$33,684
Charge-offs	(3,201)	(111)	(3,051)	(180)	(652)	(52)	—	(7,247)
Recoveries	33	1,818	1,071	58	288	16	—	3,284
Net (charge-offs)/recoveries	(3,168)	1,707	(1,980)	(122)	(364)	(36)	—	(3,963)
Decrease in FDIC indemnification asset	—	—	—	—	(1,399)	—	—	(1,399)
Provision for loan losses(1)	1,532	(2,507)	1,182	(75)	(345)	(121)	309	(25)
Ending balance	$15,712	$1,244	$5,612	$3,179	$1,223	$121	$1,206	$28,297

	Nine Months Ended September 30, 2013
(in thousands)	Commercial	Construction	Consumer	Mortgage	Covered	Acquired, Non-covered	Unallocated	Total
Beginning balance	$13,965	$7,578	$6,135	$3,122	$1,964	$188	$1,030	$33,982
Charge-offs	(3,652)	(326)	(3,906)	(398)	(161)	(40)	—	(8,483)
Recoveries	205	409	1,290	8	—	—	—	1,912
Net (charge-offs)/recoveries	(3,447)	83	(2,616)	(390)	(161)	(40)	—	(6,571)
Increase in FDIC indemnification asset	—	—	—	—	1,083	—	—	1,083
Provision for loan losses(1)	5,695	(5,416)	3,574	791	31	260	232	5,167
Ending balance	$16,213	$2,245	$7,093	$3,523	$2,917	$408	$1,262	$33,661
(1) Net of benefit attributable to FDIC indemnification asset
The following tables present, by portfolio segment, the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans as of September 30, 2014 and December 31, 2013.

	September 30, 2014
(in thousands)	Commercial	Construction	Consumer	Mortgage	Acquired, Covered and Non-covered	Unallocated	Total
Individually evaluated for impairment	$4,044	$253	$309	$1,339	$—	$—	$5,945
Collectively evaluated for impairment	11,668	991	5,303	1,840	—	1,206	21,008
Acquired with deteriorated credit quality	—	—	—	—	1,344	—	1,344
Total allowance for loan losses	$15,712	$1,244	$5,612	$3,179	$1,344	$1,206	$28,297

Individually evaluated for impairment	$46,978	$7,692	$2,496	$4,282			$61,448
Collectively evaluated for impairment	595,940	98,488	1,096,739	180,820			1,971,987
Acquired with deteriorated credit quality	24,802	2,644	4,122	8,800			40,368
Total loans	$667,720	$108,824	$1,103,357	$193,902			$2,073,803

	December 31, 2013
(in thousands)	Commercial	Construction	Consumer	Mortgage	Acquired, Covered and Non-covered	Unallocated	Total
Individually evaluated for impairment	$4,644	$625	$315	$1,540	$—	$—	$7,124
Collectively evaluated for impairment	12,704	1,419	6,095	1,836	—	897	22,951
Acquired with deteriorated credit quality	—	—	—	—	3,609	—	3,609
Total allowance for loan losses	$17,348	$2,044	$6,410	$3,376	$3,609	$897	$33,684

Individually evaluated for impairment	$39,527	$11,766	$2,963	$3,840			$58,096
Collectively evaluated for impairment	586,215	81,163	984,572	121,115			1,773,065
Acquired with deteriorated credit quality	40,060	8,769	3,050	9,997			61,876
Total loans	$665,802	$101,698	$990,585	$134,952			$1,893,037

7. BORROWINGS
The following schedule details the Company’s borrowings at September 30, 2014 and December 31, 2013.

(in thousands)	September 30, 2014	December 31, 2013
Overnight repurchase agreements, primarily with commercial customers at an average rate of 0.15% and 0.14% at September 30, 2014 and December 31, 2013	$16,402	$14,233
Other short-term borrowings	60,000	45,000
Total other borrowings	$76,402	$59,233
Overnight repurchase agreements consist primarily of balances in the transaction accounts of commercial customers swept nightly to an overnight investment account. Overnight repurchase agreements are collateralized by investment securities having a market value equal to or greater than the balance borrowed.
Other short-term borrowings mature either overnight or have a remaining fixed maturity not to exceed one year and consist of advances from the FHLB collateralized with pledged qualifying real estate loans.
8. FAIR VALUE OF FINANCIAL INSTRUMENTS
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
Valuation Methodologies and Fair Value Hierarchy
The primary financial instruments that the Company carries at fair value include investment securities, IRLCs, derivative instruments, and mortgage loans held-for-sale.
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
The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumption used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument. Because mortgage loans held-for-sale are sold within a few weeks of origination, they were unlikely to demonstrate any of the credit weaknesses discussed above and as a result, there were no credit-related adjustments to fair value during the three and nine-month periods ended September 30, 2014 and 2013.
The following tables present financial instruments measured at fair value at September 30, 2014 and December 31, 2013, on a recurring basis. There were no transfers between Level 1, 2, and 3 during the three and nine-month periods ended September 30, 2014 and 2013.

		Fair Value Measurements at September 30, 2014
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Obligations of U.S. Government sponsored enterprises	$26,511	$—	$26,511	$—
Municipal securities	15,288	—	15,288	—
Residential mortgage-backed securities	114,532	—	114,532	—
Mortgage loans held-for-sale	161,775	—	161,775	—
Other assets (1)	2,483	—	—	2,483
Other liabilities (1)	(449)	—	—	(449)

		Fair Value Measurements at December 31, 2013
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Obligations of U.S. Government sponsored enterprises	$21,039	$—	$21,039	$—
Municipal securities	14,769	—	14,769	—
Residential mortgage-backed securities	133,057	—	133,057	—
Mortgage loans held-for-sale	127,850	—	127,850	—
Other assets (1)	3,271	—	—	3,271
Other liabilities (1)	(156)	—	—	(156)
(1) Includes mortgage-related IRLCs and derivative financial instruments to hedge interest rate risk. IRLCs recorded on a gross basis
The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine-month periods ended September 30, 2014 and 2013. The changes in the fair value of economic hedges were recorded in noninterest income from mortgage banking activities and are designed to partially offset the change in fair value of the financial instruments referenced in the following table.

(in thousands)	Other assets (1)	Other liabilities (1)
Beginning balance January 1, 2014	$3,271	$(156)
Total gains (losses) included in earnings:(2)
Issuances	10,049	(2,800)
Settlements and closed loans	(10,487)	2,497
Expirations	(350)	10
Ending balance September 30, 2014	$2,483	$(449)

(in thousands)	Other assets (1)	Other liabilities (1)
Beginning balance January 1, 2013	$4,864	$(1,053)
Total gains (losses) included in earnings:(2)
Issuances	23,742	(12,841)
Settlements and closed loans	(11,060)	—
Expirations	(12,559)	8,918
Ending balance September 30, 2013	$4,987	$(4,976)

(in thousands)	Other assets (1)	Other liabilities (1)
Beginning balance July 1, 2014	$4,243	$(2,234)
Total gains (losses) included in earnings:(2)
Issuances	2,483	(449)
Settlements and closed loans	(3,986)	2,234
Expirations	(257)	—
Ending balance September 30, 2014	$2,483	$(449)

(in thousands)	Other assets (1)	Other liabilities (1)
Beginning balance July 1, 2013	$13,111	$(3,146)
Total gains (losses) included in earnings:(2)
Issuances	(3,136)	(6,806)
Settlements and closed loans	(144)	—
Expirations	(4,844)	4,976
Ending balance September 30, 2013	$4,987	$(4,976)
(1)Includes mortgage-related IRLCs and derivative financial instruments entered into to hedge interest rate risk
(2)Recorded in noninterest income from mortgage banking activities
The following tables present the assets that have been remeasured at fair value on a non-recurring basis by level within the fair value hierarchy during the nine months ended September 30, 2014 and the year ended December 31, 2013.

		Fair Value Measurements at September 30, 2014
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$20,350	$—	$—	$20,350
ORE	13,824	—	—	13,824
Residential mortgage servicing rights	35,040	—	—	35,040
SBA servicing rights	4,715	—	—	4,715

		Fair Value Measurements at December 31, 2013
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$28,013	$—	$—	$28,013
ORE	12,779	—	—	12,779
Residential mortgage servicing rights	22,779	—	—	22,779
SBA servicing rights	4,140	—	—	4,140
Quantitative Information about Level 3 Fair Value Measurements
The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities:

($ in thousands)	Fair Value at September 30, 2014	Fair Value at December 31, 2013	Valuation Technique	Unobservable Inputs	Range/Weighted Average at September 30, 2014	Range/Weighted Average at December 31, 2013
Nonrecurring:
Impaired loans	$20,350	$28,013	Discounted appraisals less estimated selling costs	Collateral discounts	0% - 30%	0% - 30%
					2.34%	7.44%
				Estimated selling costs	10%	10%
Other real estate	13,824	12,779	Discounted appraisals less estimated selling costs	Collateral discounts	0%	0% - 15%
						3.05%
				Estimated selling costs	10%	10%
Residential mortgage servicing rights	35,040	22,779	Discounted cash flows	Discount rate	9.75% - 12.50%	10.00% - 12.75%
					9.96%	10.14%
				Prepayment speeds	7.12% - 20.22%	6.33% - 17.33%
					8.65%	7.33%
SBA servicing rights	4,715	4,140	Discounted cash flows	Discount rate	13.50%	13.50%
				Prepayment speeds	7.08%	5.94%
Recurring:
IRLCs	2,483	3,271	Pricing model	Pull-through ratio	76.00% - 80.00%	71.00% - 80.00%
					78%	75%
Forward commitments	(449)	(156)	Investor pricing	Pricing spreads	100.38% -106.08%	101.10% -106.14%
					103.48%	102.09%
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
Foreclosed assets are adjusted to fair value less estimated selling costs upon transfer of the loans to ORE which becomes the new carrying value of the ORE. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3. Appraised and reported values have been discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business. During 2014, management discontinued the practice of discounting appraised values on foreclosed properties based on the results of its review of the actual realization for properties sold. Management had applied these discounts to appraised values to reflect a comparability adjustment for similar assets remaining on the balance sheet.
Mortgage and SBA servicing rights are initially recorded at fair value when loans are sold with servicing retained. These assets are then amortized in proportion to and over the period of estimated net servicing income. On at least a quarterly basis, these servicing assets are assessed for impairment based on fair value. Management uses a model operated and maintained by a third party to determine fair value which stratifies the servicing portfolio into homogeneous subsets with unique behavior characteristics. The model then converts those characteristics into income and expense streams, adjusts those streams for prepayments, present values the adjusted streams, and combines the present values into a total. If the cost basis of any loan stratification tranche is higher than the present value of the tranche, an impairment is recorded. See Note 11 for additional disclosures related to assumptions used in the fair value calculation for mortgage and SBA servicing rights.
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
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held-for-sale for which the fair value option ("FVO") had been elected as of September 30, 2014 and December 31, 2013. There were no loans held-for-sale measured under the fair value option that were 90 days or more past due or in nonaccrual status at September 30, 2014 or December 31, 2013.

(in thousands)	Aggregate Fair Value September 30, 2014	Aggregate Unpaid Principal Balance Under FVO at September 30, 2014	Fair Value Over Unpaid Principal
Loans held-for-sale	$161,775	$159,101	$2,674

(in thousands)	Aggregate Fair Value December 31, 2013	Aggregate Unpaid Principal Balance Under FVO at December 31, 2013	Fair Value Over Unpaid Principal
Loans held-for-sale	$127,850	$127,759	$91

The fair value gain (loss) related to mortgage banking activities for items measured at fair value, pursuant to election of fair value option, was $(1.2) million and $2.9 million, for the three and nine months ended September 30, 2014 and $12.6 million and $(2.5) million for the three and nine months ended September 30, 2013.
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

	Fair Value Measurements at September 30, 2014:
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Fair Value
Financial instruments (assets):
Cash and cash equivalents	$91,565	$91,565	$—	$—	$91,565
Investment securities available-for-sale	156,331	—	156,331	—	156,331
Investment securities held-to-maturity	7,588	—	7,953	—	7,953
Total loans, net (1)	2,369,948	—	161,775	2,111,946	2,273,721
Financial instruments (liabilities):
Noninterest-bearing demand deposits	$639,471	$—	$—	$639,471	$639,471
Interest-bearing deposits	1,819,820	—	1,884,018	—	1,884,018
Other borrowings	76,402	—	76,402	—	76,402
Subordinated debt	46,393	—	47,773	—	47,773

	Fair Value Measurements at December 31, 2013:
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Fair Value
Financial instruments (assets):
Cash and cash equivalents	$116,559	$116,559	$—	$—	$116,559
Investment securities available-for-sale	168,865	—	168,865	—	168,865
Investment securities held-to-maturity	4,051	—	4,437	—	4,437
Total loans, net (1)	2,046,719	—	127,850	1,889,821	2,017,671
Financial instruments (liabilities):
Noninterest-bearing demand deposits	$488,224	$—	$—	$488,224	$488,224
Interest-bearing deposits	1,714,228	—	—	1,719,562	1,719,562
Other borrowings	59,233	—	59,233	—	59,233
Subordinated debt	46,393	—	45,737	—	45,737
(1) Includes $161,775 and $127,850 in mortgage loans held-for-sale at September 30, 2014 and December 31, 2013, respectively, for which the Company has elected the fair value option
The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents approximate the fair values of those assets. For investment securities, fair value equals quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities or dealer quotes.
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
For off-balance sheet instruments, fair values are based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing for loan commitments and letters of credit. Fees related to these instruments were immaterial at September 30, 2014 and December 31, 2013, and the carrying amounts represent a reasonable approximation of their fair values. Loan commitments, letters and lines of credit, and similar obligations typically have variable interest rates and clauses that deny funding if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the foregoing schedule.
Netting of Financial Instruments
Overnight repurchase agreements consist primarily of balances in the transaction accounts of commercial customers swept nightly to an overnight investment account. Overnight repurchase agreements are collateralized with investment securities having a market value that approximates the balance borrowed which can fluctuate daily. Overnight repurchase agreements are not subject to offset.
As of September 30, 2014, the Company had $16.4 million in overnight repurchase agreements included in other borrowings in the Consolidated Balance Sheet, collateralized by securities with a fair value of $19.8 million, resulting in a net position of $3.4 million. As of December 31, 2013, the Company had $14.2 million in overnight repurchase agreements included in other borrowings in the Consolidated Balance Sheet, with securities of $21.2 million pledged, with a net position of $7.0 million. There are no derivative contracts that are subject to master netting agreements or are offset.
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
Gross gains/(losses) of $25,000 and $(1.1) million were recorded for the three and nine months ended September 30, 2014, respectively, and $7.3 million and $6.2 million for the three and nine months ended September 30, 2013, respectively, for all related commitments, and are recorded in the Consolidated Statements of Comprehensive Income. The Company's derivative contracts are not subject to master netting arrangements.
The Company’s risk management derivatives are based on underlying risks primarily related to interest rates and forward sales commitments entered into as part of its mortgage banking activities. Forward sales commitments are contracts for the delayed delivery or net settlement of an underlying instrument, such as a mortgage loan, in which the seller agrees to deliver on a specified future date, either a specified instrument at a specified price or yield or the net cash equivalent of an underlying instrument. These hedges are used to preserve the Company’s position relative to future sales of mortgage loans to third parties in an effort to minimize the volatility of the expected gain on sale from changes in interest rate and the associated pricing changes.
Credit and Market Risk Associated with Derivatives
Derivatives expose the Company to credit risk. In the event the counterparty fails to perform, the credit risk at that time would be equal to the net derivative asset position, if any, for that counterparty. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically. Most counterparties are government sponsored enterprises.
The Company’s derivative positions as of September 30, 2014 and December 31, 2013 were as follows:

	Contract or Notional Amount
(in thousands)	September 30, 2014	December 31, 2013
Forward rate commitments	$308,673	$240,574
Interest rate lock commitments	152,046	122,343
Total derivatives contracts	$460,719	$362,917

10. EARNINGS PER COMMON SHARE
Earnings per common share were calculated as follows:

	Three Months Ended September 30,
(in thousands, except per share data)	2014	2013
Net income	$8,802	$7,853
Less preferred stock dividends and accretion of discount	—	(817)
Net income available to common equity	$8,802	$7,036
Weighted average common shares outstanding (1)	21,318	20,858
Effect of stock dividends	—	398
Weighted average common shares outstanding – basic	21,318	21,256
Effect of dilutive stock options and warrant (2)	2,145	2,321
Weighted average common shares outstanding – diluted	23,463	23,577
Earnings per common share:
Basic	$0.41	$0.33
Diluted	$0.38	$0.30

	Nine Months Ended September 30,
(in thousands, except per share data)	2014	2013
Net income	$22,823	$23,777
Less preferred stock dividends and accretion of discount	—	(2,463)
Net income available to common equity	$22,823	$21,314
Weighted average common shares outstanding (1)	21,302	17,296
Effect of stock dividends	—	431
Weighted average common shares outstanding – basic	21,302	17,727
Effect of dilutive stock options and warrant (2)	2,144	2,107
Weighted average common shares outstanding – diluted	23,446	19,834
Earnings per common share:
Basic	$1.07	$1.20
Diluted	$0.97	$1.07
(1) Weighted average number of common shares outstanding include participating securities related to unvested restricted stock awards, net of forfeitures during the period.
(2) Effect of dilutive stock options and warrant reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.
For the three and nine months ended September 30, 2014 and 2013, there were 402,000 and 360,000 common stock options which were not included in the potentially dilutive stock options and warrant, respectively. These shares would have been included in the calculation of diluted earnings per common share, except that to do so would have an anti-dilutive impact on earnings per common share.
11. CERTAIN TRANSFERS OF FINANCIAL ASSETS
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
Mortgage Recourse Liability
During the last three calendar years and so far in 2014, the Company has sold over 31,000 residential mortgage loans into the secondary market with a principal balance of nearly $7.3 billion. As seller, the Company has made various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance to the origination criteria established by the purchasers.

In the event of a breach of these representations and warranties, the Company has been, in certain isolated instances, and in the future may be, contractually obligated to repurchase the loans with identified defects and/or to indemnify the purchasers (e.g., with payments to reimburse realized losses on liquidated loans) under certain limited conditions. Some of these conditions include underwriting errors or omissions, fraud or material misstatements, and invalid collateral values. The contractual obligation arises only when the breach of representations and warranties is discovered and repurchase/indemnification is demanded. Generally, the maximum amount the Company would be required to make for breaches of these representations and warranties would be equal to the unpaid principal balance of such loans that are deemed to have defects that were sold to purchasers, plus, in certain circumstances, accrued interest on such loans and certain expenses.
In addition, the Company's loan sale contracts define a condition in which the borrower defaults during a short period of time as an early payment default ("EPD"). In the event of an EPD, the purchaser requires the seller to return the premium paid for the loan as well as certain administrative fees, and in some cases, repurchase the loan or indemnify the purchaser unless an EPD waiver is obtained.
Management recognizes the potential risk from costs related to breaches of representations and warranties made in connection with residential loan sales and subsequent required repurchases, indemnifications and EPD claims. As a result, the Company has established a mortgage recourse liability to cover potential costs related to these events. The Company has estimated the reserves for such liability predominantly based on historical experience adjusted for any risk factors not captured in the historical losses. Historically, management has had limited history of costs incurred, so additions to the reserve have been made periodically based on an evaluation of the actual loss experience, current business volume and known claims outstanding relative to the reserve level. At September 30, 2014, the amount of the reserve was $1.4 million which management believes is adequate for potential exposure in connection with mortgage recourse liability in connection with loan sale indemnification, repurchase loans and EPD claims.
It should be noted that the Company's historical loan sale activity began to increase at a time when underwriting requirements were strengthened from prior years and limited documentation conventional (non-government insured) loans were no longer eligible for purchase in the secondary market. Accordingly, the population of conventional loans the Company has sold has been underwritten based on fully documented information. While this standard does not eliminate all risk of repurchase or indemnification costs, management believes it significantly mitigates that risk.
Management will continue to monitor the adequacy of the reserve level based on actual loss experience and future business volume levels and may decide that further additions to the reserve are appropriate. However, there can be no assurance that the methodology will not change and that the balance of this reserve will prove sufficient to cover actual losses in the future.
Mortgage Servicing Rights
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
Loan servicing rights are initially recorded on the Consolidated Balance Sheets at fair value and then accounted for at the lower of cost or market and amortized in proportion to, and over the estimated period that, net servicing income is expected to be received based on projections of the amount and timing of estimated future net cash flows. The amount and timing of estimated future net cash flows are updated based on actual results and updated projections, which may result in impairment.
The Company evaluates its loan servicing rights for impairment on at least a quarterly basis. The Company uses a number of assumptions and estimates in determining the impairment, if any, of its loan servicing rights. These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by market participants to value and bid servicing rights available for sale in the market. Impairment, if any, is recognized when carrying value exceeds the fair value as determined by calculating the present value of expected net future cash flows.
At September 30, 2014 and December 31, 2013, the total fair value of servicing assets for residential mortgage loans was $61.6 million and $53.7 million, respectively. The fair value of servicing assets for SBA loans was $5.0 million and $4.7 million at September 30, 2014 and December 31, 2013, respectively. To estimate the fair values of these servicing assets, consideration was given to dealer indications of market value, where applicable, as well as the results of discounted cash flow models using key assumptions and inputs for prepayment rates, credit losses, and discount rates. The fair value of servicing assets for indirect automobile loans approximates carrying value.

Carrying value of servicing assets is shown in the table below:

(in thousands)	September 30, 2014	December 31, 2013
Residential mortgage	$54,096	$46,785
SBA	4,945	4,529
Indirect automobile	3,155	1,888
Total carrying value of servicing assets	$62,196	$53,202
Residential Mortgage Loans
The Company typically sells first-lien residential mortgage loans to third party investors, primarily Fannie Mae, Ginnie Mae, and Freddie Mac. Certain of these loans are exchanged for cash and servicing rights, which generate servicing assets for the Company.
During the three months ended September 30, 2014 and 2013, the Company sold residential mortgage loans with unpaid principal balances of $536.4 million and $753.2 million, respectively. During the nine months ended September 30, 2014 and 2013, the Company sold residential mortgage loans with unpaid principal balances of $1.3 billion and $2.1 billion, respectively. The Company retained the related mortgage servicing rights ("MSRs") and receives servicing fees which are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from mortgage banking activities.
During the three months ended September 30, 2014 and 2013, the Company recorded servicing fees, net of amortization and impairment, of $1.1 million, and $1.2 million, respectively. During the nine months ended September 30, 2014 and 2013, the Company recorded servicing fees, net of amortization and impairment, of $1.3 million and $4.9 million, respectively.
The table below is an analysis of the activity in the Company’s residential MSRs and impairment for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Residential mortgage servicing rights
Beginning carrying value, net	$50,190	$36,649	$46,785	$23,085
Additions	6,034	8,690	15,162	22,340
Amortization	(1,972)	(1,322)	(5,238)	(4,571)
Recovery/(impairment), net	(156)	138	(2,613)	3,301
Ending carrying value, net	$54,096	$44,155	$54,096	$44,155

Residential mortgage servicing impairment
Beginning balance	$5,586	$1,907	$3,129	$5,070
Additions	156	—	2,660	—
Recoveries	—	(138)	(47)	(3,301)
Ending balance	$5,742	$1,769	$5,742	$1,769

At September 30, 2014, the sensitivity of the fair value of the residential MSRs to immediate 10% and 20% adverse changes in key economic assumptions are presented in the accompanying table.

($ in thousands)	September 30, 2014	December 31, 2013
Residential mortgage servicing rights
Fair value	$61,633	$53,742
Composition of residential loans serviced for others:
Fixed-rate	99.6%	99.6%
Adjustable-rate	0.4%	0.4%
Total	100.0%	100.0%
Weighted average remaining term (years)	26.0	26.0
Prepayment speed	8.65%	7.33%
Decline in fair value due to a 10% adverse change	$(1,929)	$(1,449)
Decline in fair value due to a 20% adverse change	(3,749)	(2,830)
Weighted average discount rate	9.96%	10.04%
Decline in fair value due to a 10% adverse change	$(2,192)	$(2,012)
Decline in fair value due to a 20% adverse change	(4,221)	(3,880)
The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As indicated, changes in value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in value may not be linear. Also, in this table, the effect of an adverse variation in a particular assumption on the value of the residential MSRs is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which may magnify or counteract the effect of the change.
Information about the asset quality of residential mortgage loans serviced by Fidelity at September 30, 2014 is shown in the table below:

	September 30, 2014			Nine Months Ended
Residential mortgage loans serviced	Unpaid Principal Balance	Delinquent (days)		September 30, 2014
(in thousands)		30 to 89	90+	Net Charge-offs
Serviced for others	$5,171,332	$13,420	$3,558	$—
Held-for-sale	159,101	—	—	—
Held-for-investment	116,718	64	997	88
Total residential mortgage loans serviced	$5,447,151	$13,484	$4,555	$88
SBA Loans
The Company has executed certain transfers of SBA loans with third parties. These loans, which are typically partially guaranteed by the SBA or otherwise credit enhanced, are generally secured by business property such as real estate, inventory, equipment and accounts receivable.
During the three months ended September 30, 2014 and 2013, the Company sold SBA loans with unpaid principal balances of $17.0 million, and $9.4 million, respectively. During the nine months ended September 30, 2014 and 2013, the Company sold SBA loans with unpaid principal balances of $43.6 million, and $34.7 million, respectively. The Company retained the related loan servicing rights and receives servicing fees which are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from SBA lending activities.
During the three months ended September 30, 2014 and 2013, the Company recorded servicing fees, net of amortization and impairment, of $386,000, and $2,000, respectively. During the nine months ended September 30, 2014 and 2013, the Company recorded servicing fees, net of amortization and impairment, of $711,000, and $187,000, respectively.

The following is an analysis of the activity in the Company’s SBA loan servicing rights and impairment for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
SBA loan servicing rights
Beginning carrying value, net	$4,765	$6,433	$4,529	$6,192
Additions	313	377	1,150	1,479
Amortization	(439)	(715)	(1,015)	(1,315)
Recovery/(impairment), net	306	—	281	(261)
Ending carrying value, net	$4,945	$6,095	$4,945	$6,095

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
SBA servicing rights impairment
Beginning balance	$2,243	$600	$2,218	$339
Additions	—	383	91	1,183
Recoveries	(306)	(383)	(372)	(922)
Ending balance	$1,937	$600	$1,937	$600
At September 30, 2014, the sensitivity of the fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are presented in the accompanying table.

($ in thousands)	September 30, 2014	December 31, 2013
SBA loan servicing rights
Fair value	$5,011	$4,691
Composition of loans serviced for others:
Fixed-rate	0.1%	—%
Adjustable-rate	99.9%	100%
Total	100.0%	100.0%
Weighted average remaining term (years)	20.5	20.8
Prepayment speed	7.08%	5.94%
Decline in fair value due to a 10% adverse change	$(96)	$(92)
Decline in fair value due to a 20% adverse change	(189)	(181)
Weighted average discount rate	13.50%	13.50%
Decline in fair value due to a 10% adverse change	$(183)	$(205)
Decline in fair value due to a 20% adverse change	(354)	(394)
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

Information about the asset quality of SBA loans serviced by Fidelity at September 30, 2014 is shown in the table below.

	September 30, 2014			Nine Months Ended
SBA loans serviced	Unpaid Principal Balance	Delinquent (days)		September 30, 2014
(in thousands)		30 to 89	90+	Net Charge-offs
Serviced for others	$238,535	$1,798	$2,188	$1,564
Held-for-sale	17,667	—	—	—
Held-for-investment	143,302	175	7,611	1,491
Total SBA loans serviced	$399,504	$1,973	$9,799	$3,055
Indirect Automobile Loans
The Company purchases, on a nonrecourse basis, consumer installment contracts secured by new and used vehicles purchased by consumers from franchised motor vehicle dealers and selected independent dealers. A portion of the indirect automobile loans originated is sold with servicing retained. Certain of these loans are exchanged for cash and servicing rights, which generate servicing assets for the Company. As of September 30, 2014, the Company's indirect automobile servicing asset had a balance of $3.2 million with no impairment.
During the three months ended September 30, 2014 and 2013, the Company sold indirect automobile loans with unpaid principal balances of $244.6 million and $93.6 million, respectively. During the nine months ended September 30, 2014 and 2013, the Company sold indirect automobile loans with unpaid principal balances of $557.9 million and $304.1 million. The Company retained the related loan servicing rights and receives servicing fees which are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from indirect lending activities.
During the three months ended September 30, 2014 and 2013, the Company recorded servicing fees, net of amortization and impairment, of $1.6 million, and $791,000, respectively. During the nine months ended September 30, 2014 and 2013, the Company recorded servicing fees, net of amortization and impairment, of $3.9 million and $2.4 million, respectively,
The following is an analysis of the activity in the Company’s indirect automobile loan servicing rights for the three and nine months ended September 30, 2014 and 2013. There was no impairment recorded on indirect automobile loan servicing rights during the three or nine months ended September 30, 2014 or September 30, 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Indirect automobile loan servicing rights
Beginning carrying value	$2,571	$1,653	$1,888	$967
Additions	856	315	2,013	1,258
Amortization	(272)	(169)	(746)	(426)
Ending carrying value	$3,155	$1,799	$3,155	$1,799
The weighted average remaining term of the indirect automobile loan portfolio serviced as of September 30, 2014 was 4.2 years.

Information about the asset quality of indirect automobile loans serviced by Fidelity at September 30, 2014 is shown in the table below.

	September 30, 2014			Nine Months Ended
Indirect automobile loans serviced	Unpaid Principal Balance	Delinquent (days)		September 30, 2014
($ in thousands)		30 to 89	90+	Net Charge-offs
Serviced for others	$863,931	$1,029	$500	$1,277
Held-for-sale	145,000	—	—	—
Held-for-investment	1,087,710	1,573	488	1,980
Total indirect automobile loans serviced	$2,096,641	$2,602	$988	$3,257

12. SUBSEQUENT EVENT
On October 31, 2014, the Company agreed to acquire approximately $44.0 million in deposits and $7.0 million in loans from the St. Augustine, FL branch of Florida Capital Bank, N.A. The completion of the transaction is subject to customary closing conditions, including receipt of all necessary regulatory approvals and is expected to be completed in the fourth quarter of 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis reviews important factors affecting our financial condition at September 30, 2014 compared to December 31, 2013, and compares the results of operations for the three and nine months ended September 30, 2014 and 2013. These comments should be read in conjunction with our consolidated financial statements and accompanying notes appearing in this report and the “Risk Factors” set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2013. All percentage and dollar variances noted in the following analysis are calculated from the balances presented in the accompanying consolidated financial statements.
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
These trends and events include (1) risks associated with our loan portfolio, including difficulties in maintaining quality loan growth, the risk of an insufficient allowance for loan losses, expenses associated with managing nonperforming assets, our ability to maintain and service relationships with automobile dealers and indirect automobile loan purchasers, and our ability to profitably manage changes in our indirect automobile lending operations; (2) risks associated with adverse economic conditions, conditions in the financial markets and economic conditions generally and the impact of efforts to address difficult market and economic conditions; a stagnant economy and its impact on operations and credit quality, the impact of a recession on our loan portfolio, changes in the interest rate environment and the impact on our net interest margin, and inflation; (3) risks associated with government regulation and programs, uncertainty with respect to future governmental economic and regulatory measures, new regulatory requirements imposed by the Consumer Financial Protection Bureau, new regulatory requirements for residential mortgage loan servicers, and numerous legislative proposals to further regulate the financial services industry, the impact of and adverse changes in the governmental regulatory requirements affecting us, and changes in political, legislative and economic conditions; (4) the ability to maintain adequate liquidity and sources of liquidity; (5) our ability to maintain sufficient capital and to raise additional capital; (6) the accuracy and completeness of information from customers and our counterparties; (7) the effectiveness of our controls and procedures; (8) our ability to attract and retain skilled people; (9) greater competitive pressures among financial institutions in our market areas; (10) failure to achieve the revenue increases expected to result from our investments in our growth strategies, including our branch additions and in our transaction deposit and lending businesses; (11) the volatility and limited trading of our common stock; (12) the impact of dilution on our common stock; (13) risks related to FDIC-assisted transactions; compliance with certain requirements under our FDIC loss share agreements; changes in national and local economic conditions resulting in higher charge-offs not covered by the FDIC loss share agreements; and (14) risks associated with technological changes and the possibility of Cyberfraud.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share data)	2014	2013	2014	2013
INCOME STATEMENT DATA
Interest income	$25,891	$24,931	$75,034	$73,780
Interest expense	2,727	3,401	8,208	11,042
Net interest income	23,164	21,530	66,826	62,738
Provision for loan losses	1,859	1,121	(25)	5,167
Noninterest income	27,908	25,844	70,609	79,131
Noninterest expense	35,710	34,102	102,109	99,785
Income tax expense	4,701	4,298	12,528	13,140
Net income	8,802	7,853	22,823	23,777
Preferred stock dividends and accretion of discount	—	(817)	—	(2,463)
Net income available to common shareholders	8,802	7,036	22,823	21,314
PERFORMANCE
Earnings per common share - basic (1)	$0.41	$0.33	$1.07	$1.20
Earnings per common share - diluted (1)	$0.38	$0.30	$0.97	$1.07
Return on average assets	1.25%	1.20%	1.15%	1.25%
Return on average shareholders' equity	13.79%	12.04%	12.46%	14.20%
Yield on earning assets	3.98%	4.15%	4.12%	4.21%
Cost of funds	0.56%	0.72%	0.59%	0.78%
Net interest spread	3.42%	3.43%	3.53%	3.43%
Net interest margin	3.56%	3.59%	3.67%	3.59%
CAPITAL
Cash dividends paid per common share	$0.09	$—	$0.21	$—
Dividend payout ratio (2)	21.95%	—%	19.63%	—%
Tier 1 risk-based capital	11.84%	12.97%	11.84%	12.97%
Total risk-based capital	12.99%	14.23%	12.99%	14.23%
Leverage ratio	10.64%	10.53%	10.64%	10.53%
DAILY AVERAGE BALANCE SHEET SUMMARY
Loans, net of unearned fees	$2,370,899	$2,129,642	$2,208,317	$2,125,843
Investment securities	177,811	175,229	177,169	169,199
Earning assets	2,593,380	2,394,488	2,442,547	2,353,216
Total assets	2,797,862	2,599,578	2,646,345	2,549,526
Deposits	2,262,672	2,148,659	2,207,146	2,087,599
Borrowings	251,770	166,261	167,601	215,764
Shareholders’ equity	253,211	258,672	244,901	223,809
STOCK PERFORMANCE
Market price
Closing (1)	$13.70	$15.21	$13.70	$15.21
High close (1)	$14.88	$15.84	$16.57	$15.84
Low close (1)	$12.98	$12.47	$12.80	$9.35
Daily average trading volume	51,166	92,997	53,989	59,195
Book value per common share (1)	$12.11	$10.98	$12.11	$10.98
Tangible book value per common share (1)	11.92	10.87	11.92	10.87
Price to book value	1.13	1.39	1.13	1.39
Price to tangible book value	1.15	1.40	1.15	1.40
ASSET QUALITY
Total nonperforming loans	$45,104	$61,458	$45,104	$61,458
Total nonperforming assets	$73,313	$97,132	$73,313	$97,132
Loans 90 days past due and still accruing	$—	$—	$—	$—
Nonperforming loans as a % of loans	2.17%	3.36%	2.17%	3.36%
Nonperforming assets as a % of loans and ORE	3.49%	5.20%	3.49%	5.20%
Classified assets as a % of Tier 1 capital plus ALL	25.36%	27.70%	25.36%	27.70%
ALL to nonperforming loans	62.74%	54.77%	62.74%	54.77%
Net charge-offs during the period to average loans	0.34%	0.27%	0.24%	0.41%
ALL as a % of loans	1.36%	1.84%	1.36%	1.84%
OTHER INFORMATION
Noninterest income to gross revenues	51.87%	50.90%	48.48%	51.75%
Full-time equivalent employees	1,011.6	865.1	1,011.6	865.1

(1)	Historical periods prior to and including December 31, 2013 adjusted for stock dividends.

(2)	Calculated using Dividends Paid divided by Basic EPS

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
Our franchise primarily spans the metropolitan Atlanta market and the counties surrounding Jacksonville and Orlando, Florida. In addition, we conduct lending activities in twelve southern states.
During 2014, we have continued to expand our footprint with the opening of additional retail branches and loan production offices including expansion of our indirect automobile lending activities into Louisiana. On September 18, 2014, we purchased five branches and assumed $171 million of deposits from six branches of CenterState Bank of Florida, N.A. Trust and wealth management began operations in July of 2014 and will be supplemented by professionals in Georgia and Florida where branches are planned for this year.
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
For the last two years and so far in 2014, approximately half of our revenue has been derived from noninterest income sources, such as service charges on deposit accounts and fees on other services, income from indirect automobile lending, SBA, mortgage banking, trust and wealth management activities, and gain on ORE sales. We anticipate this trend will continue as we expand our product offerings to serve the needs of our customers as we recently did with the addition of our new trust and wealth management department.
We continue to attract new customer relationships, and talented and experienced bankers to support our growth. The strong focus has been and will continue to be on core deposit growth, credit quality, revenue growth, expense controls, and quality loan growth to reflect continual and conservative expansion of our deposit and lending footprints.
Results of Operations
Net Income
For the three and nine months ended September 30, 2014, we recorded net income of $8.8 million and $22.8 million, respectively, compared to $7.9 million and $23.8 million for the same periods in 2013. Net income available to common shareholders was $8.8 million and $22.8 million for the three and nine months ended September 30, 2014, respectively, compared to $7.0 million and $21.3 million for the same periods in 2013.
Basic and diluted earnings per common share for the third quarter of 2014 were $0.41 and $0.38, respectively, compared to $0.33 and $0.30, respectively, for the same period last year. For the nine months ended September 30, 2014, basic and diluted earnings per common share were $1.07 and $0.97, respectively, compared to $1.20 and $1.07 for the same period last year.
The year over year increase in net income for the quarter of $949,000 is primarily the result of a $3.7 million increase in noninterest income from indirect lending activities and a $1.6 million increase in net interest income, partially offset by a decrease of $1.7 million in noninterest income from mortgage banking activities, an increase of $738,000 in provision for loan losses and an increase of $1.6 million in noninterest expenses.
For the nine months ended September 30, 2014, net income of $22.8 million was approximately $1.0 million less than the $23.8 million in net income recorded for the same period last year. This decrease occurred primarily as the result of a $15.5 million decrease in mortgage banking activities which was partially offset by an increase in noninterest income from indirect lending activities of $7.6 million, an increase in net interest income of $4.1 million, and a decrease in provision for loan losses of $5.2 million.

Net Interest Income
Net Interest Margin
Net interest margin was 3.56% and 3.67% for the three and nine months ended September 30, 2014, respectively, compared to 3.59% and 3.59% for the same periods in 2013. The decrease in the net interest margin for the quarter was primarily attributable to a decrease in the yield on total loans as new loans were originated at lower yields in 2014. The year to date increase of 8 basis points in the net interest margin was primarily attributable to a decrease in subordinated debt expense compared to the same period in 2013.
On a linked-quarter basis, the net interest margin decreased by 36 basis points compared to 3.92% for the second quarter of 2014, primarily due to a decrease of 43 basis points in the yield on total loans. This decrease is primarily attributable to $1.3 million of additional loan discount recognized in the second quarter of 2014 related to resolution of certain loans as discussed in "Interest Income" below.
Excluding the accretion of and adjustments to the loan discount, the net interest margin was 3.48% and 3.54% for the three and nine months ended September 30, 2014, respectively, compared to 3.51% and 3.45% for the same periods in 2013. On a linked-quarter basis, the net interest margin, excluding the accretion of the loan discount, decreased by 15 basis points to 3.48% for the quarter compared to 3.63% for the prior quarter as new loans were originated at lower yields in 2014.
Interest Income
Interest income was $25.9 million and $75.0 million for the three and nine months ended September 30, 2014, an increase of $1.0 million and $1.3 million, or 3.9% and 1.7%, respectively, as compared to the same periods in 2013. The increase in interest income for the quarter was primarily due to a year over year increase in average loans of $241.3 million, primarily in the indirect and mortgage portfolios, partially offset by a decrease in the yield on total loans of 32 basis points as new loans were originated at lower yields in 2014.
On a linked-quarter basis, interest income decreased slightly, primarily due to $1.3 million of additional loan discount recorded during the second quarter of 2014. This increase occurred as a result of increased cash flows from the earlier than expected resolution of certain acquired loans at amounts in excess of carrying value identified during the quarterly re-estimation of cash flows on acquired loans for the second quarter. Management does not believe that the increase recognized in the second quarter is reflective of a trend that will continue in future quarters.
Interest Expense
Interest expense was $2.7 million and $8.2 million for the three and nine months ended September 30, 2014, a decrease of $674,000 and $2.8 million, or 19.8% and 25.7%, respectively, as compared to the same periods in 2013. The decrease from 2013 to 2014 for both periods occurred primarily due to a reduction of $434,000 and $1.6 million in subordinated debt expense in the third quarter of 2013.
On a linked-quarter basis, interest expense increased slightly by $53,000, or 2.0% as the average balance of interest-bearing liabilities increased by $137.4 million from quarter to quarter. This increase was partially offset by a decrease of 4 basis points in the rate on interest-bearing liabilities.

Average Balances, Interest and Yields (Unaudited)

	For the Three Months Ended
	September 30, 2014			September 30, 2013
($ in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans, net of unearned income(1)	$2,370,899	$24,732	4.14%	$2,129,642	$23,937	4.46%
Investment securities(1)	177,811	1,237	2.76%	175,229	1,065	2.41%
Federal funds sold and bank deposits	44,670	18	0.16%	89,617	53	0.23%
Total interest-earning assets	2,593,380	25,987	3.98%	2,394,488	25,055	4.15%
Noninterest-earning assets:
Cash and due from banks	10,881			15,562
Allowance for loan losses	(28,570)			(33,419)
Premises and equipment, net	52,790			41,675
Other real estate	25,384			39,311
Other assets	143,997			141,961
Total assets	$2,797,862			$2,599,578

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand deposits	$712,121	$432	0.24%	$652,779	$459	0.28%
Savings deposits	318,261	272	0.34%	315,033	312	0.39%
Time deposits	657,527	1,578	0.95%	732,999	1,830	0.99%
Total interest-bearing deposits	1,687,909	2,282	0.54%	1,700,811	2,601	0.61%
Other borrowings	205,377	163	0.31%	103,788	84	0.32%
Subordinated debt	46,393	282	2.41%	62,473	716	4.55%
Total interest-bearing liabilities	1,939,679	2,727	0.56%	1,867,072	3,401	0.72%
Noninterest-bearing liabilities and shareholders' equity:
Demand deposits	574,763			447,848
Other liabilities	30,209			25,986
Shareholders’ equity	253,211			258,672
Total liabilities and shareholders’ equity	$2,797,862			$2,599,578
Net interest income/spread		$23,260	3.42%		$21,654	3.43%
Net interest margin			3.56%			3.59%

(1)	Interest income includes the effect of taxable equivalent adjustment using a 35% tax rate

	For the Nine Months Ended
	September 30, 2014			September 30, 2013
($ in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans, net of unearned income(1)	$2,208,317	$71,404	4.32%	$2,125,843	$70,896	4.46%
Investment securities(1)	177,169	3,741	2.82%	169,199	3,187	2.52%
Fed funds sold and interest-bearing deposits	57,061	76	0.18%	58,174	72	0.17%
Total interest-earning assets	2,442,547	75,221	4.12%	2,353,216	74,155	4.21%
Noninterest-earning assets:
Cash and due from banks	13,991			13,541
Allowance for loan losses	(31,049)			(33,447)
Premises and equipment, net	50,028			40,243
Other real estate	26,759			39,038
Other assets	144,069			136,935
Total assets	$2,646,345			$2,549,526

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand deposits	$701,740	$1,405	0.27%	$633,817	$1,300	0.27%
Savings deposits	314,025	862	0.37%	321,344	1,017	0.42%
Time deposits	661,931	4,831	0.98%	725,275	5,511	1.02%
Total interest-bearing deposits	1,677,696	7,098	0.57%	1,680,436	7,828	0.62%
Other borrowings	121,208	276	0.30%	149,940	763	0.68%
Subordinated debt	46,393	834	2.40%	65,824	2,451	4.98%
Total interest-bearing liabilities	1,845,297	8,208	0.59%	1,896,200	11,042	0.78%
Noninterest-bearing liabilities and shareholders' equity:
Demand deposits	529,450			407,163
Other liabilities	26,697			22,354
Shareholders’ equity	244,901			223,809
Total liabilities and shareholders’ equity	$2,646,345			$2,549,526
Net interest income/spread		$67,013	3.53%		$63,113	3.43%
Net interest margin			3.67%			3.59%

(1)	Interest income includes the effect of taxable equivalent adjustment using a 35% tax rate

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
The allowance for loan losses for homogeneous pools is allocated to loan types based on historical net charge-off rates adjusted for any current trends or other factors. The specific allowance for individually reviewed nonperforming loans and loans having greater than normal risk characteristics is based on a specific loan impairment analysis which, in many cases, relies predominantly on the adequacy of loan collateral.
In determining the appropriate level for the allowance, management ensures that the overall allowance appropriately reflects a margin for the imprecision inherent in most estimates of the range of probable credit losses. This additional amount, if any, is reflected in the overall allowance.
The provision for loan losses for the three and nine month periods ended September 30, 2014 was $1.9 million and ($25,000), respectively, compared to $1.1 million and $5.2 million for the same periods in 2013. The year to date decrease as compared to prior year was due to continued improvement in asset quality due to improving trends in credit quality metrics, such as a reduction in net charge-offs, nonperforming assets and classified assets. Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio at September 30, 2014 (see “Asset Quality” table below).
At the date of acquisition, no allowance for loan losses was recorded on acquired loans, including the covered loans acquired under the loss share agreements with the FDIC because these loans were recorded at fair value. On an ongoing basis, we re-evaluate the cash flows expected to be collected on the Purchased Credit Impaired ("PCI") loans based on updates of assumptions regarding default rates, loss severities, and other factors that are reflective of current market conditions and, based upon those evaluations, determine if additional provision expense is required for the PCI loans. We evaluate the recorded investment of the PCI loans by comparing the original Day 1 estimated losses to current estimated losses on at least a quarterly basis and recognize impairment or recovery through the provision for loan losses.
The following schedule summarizes the changes in the allowance for loan losses for the periods indicated:

	As of or for the Nine Months Ended September 30,		Year Ended December 31,
($ in thousands)	2014	2013	2013
Balance at beginning of period	$33,684	$33,982	$33,982
Net (recoveries)/charge-offs:
Commercial	3,168	3,447	3,395
Construction	(1,707)	(83)	(379)
Consumer	1,980	2,616	3,236
Mortgage	122	390	528
Covered	364	161	105
Acquired, noncovered	36	40	30
Total net charge-offs	3,963	6,571	6,915
Provision for loan losses (1)	(25)	5,167	5,440
(Decrease)/increase in FDIC indemnification asset	(1,399)	1,083	1,177
Balance at end of period	$28,297	$33,661	$33,684
Annualized ratio of net charge-offs to average loans	0.24%	0.41%	0.38%
Allowance for loan losses as a percentage of loans at end of period	1.36%	1.84%	1.78%
(1) Net of benefit attributable to FDIC indemnification asset
Net charge-offs for the nine months ended 2014 totaled $4.0 million, down from $6.6 million for the same period in 2013. Included in net charge-offs on commercial loans for the nine months ended September 30, 2014 was a $1.2 million charge-off for which a specific provision for loan losses had been previously provided. The year over year decrease is primarily due to a recovery in the construction portfolio of $1.7 million, as well as a year over year decrease in net charge-offs on consumer loans of $636,000.
Noninterest Income

The categories of noninterest income, and the dollar and percentage change between periods, are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Service charges on deposit accounts	$1,141	$1,075	$66	6.1%	$3,209	$3,044	$165	5.4%
Other fees and charges	1,140	997	143	14.3	3,160	2,859	301	10.5
Mortgage banking activities	16,135	17,809	(1,674)	(9.4)	40,292	55,762	(15,470)	(27.7)
Indirect lending activities	6,303	2,583	3,720	144.0	14,610	7,010	7,600	108.4
SBA lending activities	1,479	647	832	128.6	3,682	3,148	534	17.0
Bank owned life insurance	313	326	(13)	(4.0)	1,369	965	404	41.9
Other	1,397	2,407	(1,010)	(42.0)	4,287	6,343	(2,056)	(32.4)
Total noninterest income	$27,908	$25,844	$2,064	8.0%	$70,609	$79,131	$(8,522)	(10.8)%
Noninterest income was $27.9 million and $70.6 million for the three and nine months ended September 30, 2014, respectively, an increase of $2.1 million or 8.0% and a decrease of $8.5 million or 10.8%, respectively, as compared to the same periods in 2013.
The $2.1 million net increase in noninterest income for the quarter was primarily related to an increase in gains on the sale of indirect and SBA loans. Higher gains on indirect loan sales drove $2.9 million of the increase in noninterest income from indirect lending activities of $3.7 million for the quarter. Indirect loan sales totaled $244.6 million for the quarter compared to sales of $93.6 million for the same period in the prior year. Noninterest income from SBA lending activities increased by $832,000 for the quarter as gains on SBA loan sales were $1.0 million higher for the quarter.
The increases in noninterest income from indirect and SBA lending activities were partially offset by a net decrease of $1.7 million in noninterest income from mortgage banking activities for the quarter. Loan servicing revenue increased by $809,000 to $3.2 million for the quarter as the servicing portfolio grew to $5.2 billion at September 30, 2014. However, a decrease in the volume of mortgage production and sales for the quarter resulted in a reduction of $2.5 million in other components of mortgage banking income.
The $8.5 million net decrease in noninterest income year to date, compared to the same period in 2013, included a decrease of $15.5 million in noninterest income from mortgage banking activities primarily due to lower mortgage loan sales for the period. Mortgage loan sales were $1.3 billion year to date compared to $2.1 billion for the same period last year. This decrease was partially offset by an increase of $7.6 million in noninterest income from indirect lending activities, primarily due to an increase in the volume of indirect loan sales. Year to date gains on indirect loan sales totaled $9.1 million on sales of $557.9 million as compared to gains of $3.1 million on $304.1 million of indirect loan sales for the same period last year.
On a linked-quarter basis, noninterest income increased by $4.6 million, or 19.7%. This increase was primarily attributable to increases in noninterest income from mortgage banking activities of $2.6 million and indirect lending activities of $2.7 million, partially offset by a decrease of $447,000 in other noninterest income due to lower gains on sales of ORE for the quarter. The increases in noninterest income from mortgage banking and indirect lending activities occurred primarily due to an increase in loan production and sales from quarter to quarter. See "Analysis of Indirect Lending" and "Analysis of Mortgage Lending" tables below.

Noninterest Expense
The categories of noninterest expense, and the dollar and percentage change between periods, are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Salaries and employee benefits	$17,022	$14,424	$2,598	18.0%	$49,080	$42,984	$6,096	14.2%
Commissions	5,363	6,019	(656)	(10.9)	14,443	20,388	(5,945)	(29.2)
Occupancy, net	3,467	2,844	623	21.9	9,477	7,542	1,935	25.7
Communication	1,009	754	255	33.8	2,958	2,319	639	27.6
Other	8,849	10,061	(1,212)	(12.0)	26,151	26,552	(401)	(1.5)
Total noninterest expense	$35,710	$34,102	$1,608	4.7%	$102,109	$99,785	$2,324	2.3%
Noninterest expense was $35.7 million and $102.1 million for the three and nine months ended September 30, 2014, an increase of $1.6 million and $2.3 million, or 4.7% and 2.3%, respectively, as compared to the same periods in 2013.

Salaries and benefits, occupancy and communications expenses have increased for all periods due to the growth in employees and locations and the associated administrative support functions as the organization continues to grow. Salaries and benefits increased by $2.6 million for the quarter and $6.1 million year to date while occupancy and communication expenses increased by $878,000 and $2.6 million for the same periods.
The increases in personnel costs and facilities expenses were partially offset by reductions in commissions expenses and other operating expenses. Lower mortgage banking volume year over year resulted in a decrease in commissions expenses of $656,000 for the quarter and $5.9 million year to date. Lower ORE write downs compared to the prior year drove the decrease in other operating expenses of $1.2 million for the quarter and $401,000 year to date.
On a linked-quarter basis, noninterest expense increased by $2.0 million, or 5.8%. This increase was primarily attributable to an increase in salaries and employee benefits of $1.0 million or 6.6%. Other operating expenses also increased by $1.1 million or 13.8% due to fluctuations in loan-related expenses.
Income Tax Expense
Income tax expense was $4.7 million and $12.5 million for the three and nine months ended September 30, 2014, respectively, an increase of $403,000 for the quarter and a decrease of $612,000 year to date as compared to 2013.
The primary driver of the changes in expense between periods was a difference in the level of pre-tax income reported for each period as the effective tax rate was relatively stable between periods. The effective tax rate for the three and nine months ended September 30, 2014 was 34.8% and 35.4%, respectively, as compared to 35.4% and 35.6% for the same periods in the prior year.
Financial Condition
Total assets at September 30, 2014 grew to $2.9 billion, an increase of $297.5 million, or 11.6%, compared to December 31, 2013. This increase is primarily attributable to an increase in loan production, mainly in indirect and mortgage loans held for investment.
Total loans held for investment at September 30, 2014 increased by $180.8 million, or 9.5% compared to December 31, 2013. This growth occurred largely due to an increase in residential mortgage loans of $58.4 million, or 95.8%, compared to December 31, 2013 and an increase of indirect automobile loans of $112.5 million, or 11.5% compared to December 31, 2013 due to the impact of new product offerings within mortgage, new loan production offices and expansion into new markets.
Loans held for sale also increased as of September 30, 2014 by $137.1 million, or 73.2%, compared to December 31, 2013. This increase was primarily attributable to growth in the indirect held for sale portfolio of $95.0 million, or 190% due to an increase in production. Indirect loan production was $471.4 million for the quarter compared to $240.3 million in the same period last year, an increase of 96.2%. The residential mortgage held for sale portfolio also increased by $33.9 million, or 26.5%, compared to December 31, 2013 as a result of timing of loan sales as loan production of $536.1 million for the quarter was 13.4% lower than loan production of $619.3 million in the same period last year.

Asset Quality
The following schedule summarizes our asset quality at September 30, 2014, December 31, 2013, and September 30, 2013:

($ in thousands)	September 30, 2014	December 31, 2013	September 30, 2013
NONCOVERED NONPERFORMING ASSETS
Nonaccrual loans	$37,240	$40,944	$36,711
Repossessions	1,210	1,219	1,181
Other real estate	18,491	24,791	26,016
Noncovered nonperforming assets	$56,941	$66,954	$63,908
NONCOVERED NONPERFORMING ASSET RATIOS
Loans 30-89 days past due	$2,885	$5,132	$6,576
Loans past due 90 days or more and still accruing	$—	$—	$—
Loans 30-89 days past due to total loans	0.14%	0.28%	0.37%
Loans past due 90 days or more and still accruing to total loans	—%	—%	—%
Nonperforming assets to total loans, ORE, and repossessions	2.77%	3.60%	3.56%
COVERED NONPERFORMING ASSETS
Nonaccrual loans	$7,864	$18,638	$24,747
Other real estate	8,508	6,191	8,477
Covered nonperforming assets	$16,372	$24,829	$33,224

ASSET QUALITY RATIOS
Classified asset ratio (3)	25.36%	27.66%	30.90%
Including covered loans:
Nonperforming loans as a % of loans	2.17%	3.15%	3.36%
Nonperforming assets as a % of loans plus ORE	3.49%	4.77%	5.20%
ALL to nonperforming loans	62.74%	56.53%	54.77%
Net charge-offs/(recoveries), annualized to average loans	0.34%	0.06%	0.27%
ALL as a % of loans	1.36%	1.78%	1.84%
Excluding covered loans:
Nonperforming loans as a % of loans	1.83%	2.23%	2.08%
Nonperforming assets as a % of loans plus ORE	2.77%	3.60%	3.56%
ALL to nonperforming loans	75.99%	82.27%	91.69%
Net charge-offs/(recoveries), annualized to average loans	0.41%	0.09%	0.27%
ALL as a % of loans	1.39%	1.84%	1.90%

CLASSIFIED ASSETS
Classified loans (1)	$61,161	$59,787	$66,685
ORE and repossessions	21,287	26,401	28,436
Total classified assets (2)	$82,448	$86,188	$95,121

(1) Amount of SBA guarantee included	$7,590	$7,869	$13,115
(2) Classified assets include loans having a risk rating of substandard or worse, both accrual and nonaccrual, repossessions and ORE, net of loss share
(3) Classified asset ratio is defined as classified assets as a percentage of Tier 1 capital plus allowance for loan losses.

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
During the last three calendar years and so far in 2014, the Company has sold over 31,000 residential mortgage loans into the secondary market with a principal balance of nearly $7.3 billion. As seller, the Company has made various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance to the origination criteria established by the purchasers.
In the event of a breach of these representations and warranties, the Company has been, in certain isolated instances, and in the future may be, contractually obligated to repurchase the loans with identified defects and/or to indemnify the purchasers (e.g., with payments to reimburse realized losses on liquidated loans) under certain limited conditions. Some of these conditions include underwriting errors or omissions, fraud or material misstatements, and invalid collateral values. The contractual obligation arises only when the breach of representations and warranties is discovered and repurchase/indemnification is demanded. Generally, the maximum amount the Company would be required to make for breaches of these representations and warranties would be equal to the unpaid principal balance of such loans that are deemed to have defects that were sold to purchasers, plus, in certain circumstances, accrued interest on such loans and certain expenses.
In addition, the Company's loan sale contracts define a condition in which the borrower defaults during a short period of time as an early payment default ("EPD"). In the event of an EPD, the purchaser requires the seller to return the premium paid for the loan as well as certain administrative fees, and in some cases, repurchase the loan or indemnify the purchaser unless an EPD waiver is obtained.
    Management recognizes the potential risk from costs related to breaches of representations and warranties made in connection with residential loan sales and subsequent required repurchases, indemnifications and EPD claims. As a result, the Company has established a mortgage recourse liability to cover potential costs related to these events. The Company has estimated the reserves for such liability predominantly based on historical experience adjusted for any risk factors not captured in the historical losses. Historically, management has had limited history of costs incurred, so additions to the reserve have been made periodically based on an evaluation of the actual loss experience, current business volume and known claims outstanding relative to the reserve level. At September 30, 2014, the amount of the reserve was $1.4 million which management believes is adequate for potential exposure in connection with mortgage recourse liability in connection with loan sale indemnification, repurchase loans and EPD claims.
It should be noted that the Company's historical loan sale activity began to increase at a time when underwriting requirements were strengthened from prior years and limited documentation conventional (non-government insured) loans were no longer eligible for purchase in the secondary market. Accordingly, the population of conventional loans the Company has sold has been underwritten based on fully documented information. While this standard does not eliminate all risk of repurchase or indemnification costs, management believes it significantly mitigates that risk.
Management will continue to monitor the adequacy of the reserve level based on actual loss experience and future business volume levels and may decide that further additions to the reserve are appropriate. However, there can be no assurance that the methodology will not change and that the balance of this reserve will prove sufficient to cover actual losses in the future.
Deposits
Total deposits at September 30, 2014 of $2.5 billion increased by $256.8 million, or 11.7%, from December 31, 2013. This increase is primarily due to the acquisition of $170.9 million in deposits completed during September 2014 combined with organic growth of $85.9 million or 3.9% during 2014.
Core deposits, including noninterest-bearing demand deposits, have grown organically by $132.7 million or 8.8%, during 2014, primarily due to core deposit growth from the continuing transaction account acquisition initiative, particularly in commercial accounts. Noninterest bearing demand deposits increased to 25% of total average deposits for the quarter compared to 21% for the same period last year.
Excluding the deposit acquisition of $88.0 million, time deposits decreased by $36.2 million or 5.8% year to date during 2014. Time deposits also decreased as a percentage of average deposits to less than 30% for the quarter from over 34% for the same period last year.

The following table summarized average deposits composition and average rate paid for the periods presented.

	For the Three Months Ended
	September 30, 2014			December 31, 2013			September 30, 2013
($ in millions)	Average Amount	Rate	Percent of Total Deposits	Average Amount	Rate	Percent of Total Deposits	Average Amount	Rate	Percent of Total Deposits
Noninterest-bearing demand deposits	$574.8	—%	25.3%	$448.9	—%	20.9%	$447.8	—%	20.8%
Interest-bearing demand deposits	712.1	0.24%	31.5%	693.0	0.29%	32.2%	652.8	0.28%	30.4%
Savings deposits	318.3	0.34%	14.1%	307.5	0.39%	14.3%	315.0	0.39%	14.7%
Time deposits	657.5	0.95%	29.1%	701.2	1.01%	32.6%	733.0	0.99%	34.1%
Total average deposits	$2,262.7	0.40%	100.0%	$2,150.6	0.48%	100.0%	$2,148.6	0.49%	100.0%

	For the Nine Months Ended
	September 30, 2014			September 30, 2013
($ in millions)	Average Amount	Rate	Percent of Total Deposits	Average Amount	Rate	Percent of Total Deposits
Noninterest-bearing demand deposits	$529.5	—%	24.0%	$407.2	—%	19.5%
Interest-bearing demand deposits	701.7	0.27%	31.8%	633.8	0.27%	30.4%
Savings deposits	314.0	0.37%	14.2%	321.3	0.42%	15.4%
Time deposits	661.9	0.98%	30.0%	725.3	1.02%	34.7%
Total average deposits	$2,207.1	0.43%	100.0%	$2,087.6	0.50%	100.0%

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

Shareholders’ Equity
Shareholders’ equity was $258.2 million at September 30, 2014, and $236.2 million at December 31, 2013. The increase in shareholders’ equity in the first nine months of 2014 was primarily attributable to net income earned, net of cash dividends paid on common stock.
On April 3, 2014, the Company announced its Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $10 million of its outstanding common stock. No shares have been repurchased under this program through September 30, 2014. Also, on April 3, 2014, the Company filed a shelf registration with the Securities and Exchange Commission for up to $100 million of common stock, preferred stock, warrants, or debt securities, to be issued from time to time for general corporate purposes which may include funding its bank and non-bank subsidiaries, financing business expansion, or refinancing or extending the maturity of debt obligations and investments at the holding company level.
Capital Ratios
The Company is regulated by the Board of Governors of the Federal Reserve Board and is subject to the securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the Federal Deposit Insurance Corporation and the Georgia Department of Banking and Finance. As of September 30, 2014, the Company is not aware of any current recommendations of applicable regulatory authorities which, if they were to be implemented, would reasonably likely have a material adverse effect on our liquidity, capital resources, or operations, except as provided for in the Dodd-Frank Act and the Basel III rules.
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
At September 30, 2014, the Bank’s capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents the Bank's capital ratios and the minimum regulatory requirements:

		Minimum Regulatory Requirement
	Fidelity Bank	Adequately Capitalized	Well Capitalized
Tier 1 risk-based capital ratio	11.04%	4.00%	6.00%
Total risk-based capital ratio	12.59%	8.00%	10.00%
Leverage capital ratio	9.94%	4.00%	5.00%
The Company is not subject to the provisions of prompt corrective action. The Company had Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage capital ratio of 11.84%%, 12.99%, and 10.64%, respectively, at September 30, 2014.
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

We continue to evaluate the ultimate impact of the implementation of the new capital and liquidity standards under the Basel III Capital Rules and the Dodd-Frank Act on the Company's liquidity management functions and capital position.  Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company. Management believes, at September 30, 2014, that the Company and the Bank would meet all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis if such requirements were currently effective.
Dividends
In September of 2014, we declared a cash dividend of $0.09 per share. In July of 2014, we declared a cash dividend of $0.09 per share. In April of 2014, we declared a cash dividend of $0.08 per share. In January of 2014, we declared a stock dividend equal to one share for every 250 shares owned and a cash dividend of $0.04 per share. Basic and diluted earnings per share for periods prior to December 31, 2013 have been retroactively adjusted to reflect the January 2014 stock dividend.
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
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to claims and lawsuits arising in the course of normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of September 30, 2014, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our results of operations or financial condition.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2014	—	—	—	$10,000,000
August 1 - 31, 2014	—	—	—	10,000,000
September 1 - 30, 2014	—	—	—	10,000,000
Total	—	—	—	$10,000,000
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

FIDELITY SOUTHERN CORPORATION
(Registrant)
Date:	November 6, 2014	BY:	/S/ JAMES B. MILLER, JR.
James B. Miller, Jr.
Chief Executive Officer
Date:	November 6, 2014	BY:	/s/ STEPHEN H. BROLLY
Stephen H. Brolly
Chief Financial Officer