Form 10-K
period 2014-12-31
FIDELITY SOUTHERN CORP
filed 2015-03-10
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
Commission File Number 001-34981

Fidelity Southern Corporation
(Exact name of registrant as specified in its charter)

Georgia	58-1416811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3490 Piedmont Road, Suite 1550 Atlanta, Georgia	30305
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (404) 639-6500
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the registrant) as of June 30, 2014 (based on the price the Common Stock was last sold on June 30, 2014 on the NASDAQ Global Select Market System), was $226,016,270.
At March 2, 2015, there were 21,381,332 shares of Common Stock outstanding, without stated par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
Report on Form 10-K
December 31, 2014

(1) All or portions of this item are incorporated by reference to the Registrant's Definitive Proxy Statement for the 2015 Annual
Meeting of Shareholders.

PART I
Item 1.    Business
General
Fidelity Southern Corporation (“FSC” or “Fidelity”) is a bank holding company headquartered in Atlanta, Georgia. We conduct operations primarily through Fidelity Bank, a state chartered wholly-owned subsidiary bank (the “Bank”). The Bank was organized as a national banking corporation in 1973 and converted to a Georgia chartered state bank in 2003. LionMark Insurance Company is a wholly-owned subsidiary of FSC and is an insurance agency offering consumer credit related insurance products. FSC also owns three subsidiaries established to issue trust preferred securities. The “Company”, “we” or “our”, as used herein, includes FSC and its subsidiaries, unless the context otherwise requires.
FSC is a legal entity separate and distinct from its bank subsidiary. We coordinate the financial resources of the consolidated enterprise and thereby maintain financial, operational and administrative systems that allow centralized evaluation of subsidiary operations and coordination of selected policies and activities. FSC's operating revenues and net income are derived primarily from management fees and cash dividends received from the Bank. At December 31, 2014, we had total assets of $3.1 billion, total net loans of $2.6 billion, total deposits of $2.5 billion, and shareholders’ equity of $265.0 million. For more information about our business and recent material transactions, see Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
These trends and events include (1) risks associated with our loan portfolio, including difficulties in maintaining quality loan growth, greater loan losses than historic levels, the risk of an insufficient allowance for loan losses, expenses associated with managing nonperforming assets, unique risks associated with our construction and land development loans, our ability to maintain and service relationships with automobile dealers and indirect automobile loan purchasers, and our ability to profitably manage changes in our indirect automobile lending operations; (2) risks associated with global, general, and local economic and business conditions, including economic recession or depression, the pace, consistency, and extent of recovery of values and activity in the residential housing and commercial real estate markets of the Atlanta, Georgia metropolitan area and eastern and northern Florida markets; (3) expectations of and actual timing and amount of interest rate movements, including the slope and shape of the yield curve, which can have a significant impact on a financial services institution; (4) market and monetary fluctuations, including fluctuations in mortgage markets; (5) inflation or deflation; (6) risks associated with government regulation and programs, uncertainty with respect to future governmental economic and regulatory measures, new regulatory requirements imposed by the Consumer Financial Protection Bureau, new regulatory requirements for residential mortgage loan services, and numerous legislative proposals to further regulate the financial services industry, the impact of and adverse changes in the governmental regulatory requirements affecting us, and changes in political, legislative and economic conditions; (7) the ability to maintain adequate liquidity and sources of liquidity; (8) our ability to maintain sufficient capital and to raise additional capital; (9) the accuracy and completeness of information from customers and our counterparties; (10) the effectiveness of our controls and procedures; (11) our ability to attract and retain skilled people; (12) greater competitive pressures among financial institutions in our market areas; (13) failure to achieve the revenue increases expected to result from our investments in our growth strategies, including our branch additions and in our transaction deposit and lending businesses; (14) the volatility and limited trading of our common stock; (15) the impact of dilution on our common stock; (16) risks related to acquisitions; compliance with certain requirements under our loss share agreements with the Federal Deposit Insurance Corporation ("FDIC"); changes in national and local economic conditions resulting in higher charge-offs not covered by the FDIC loss share agreements; and (17) risks associated with technological changes and the possibility of Cyberfraud.
This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included herein and are not intended to represent a complete list of all risks and uncertainties in our business. We assume no obligation to update or revise, whether as a result of new information, future events, or otherwise, any forward-looking statements that are made in our 2014 Annual Report or in any other statement, release, report, or filing from time to time. Investors are encouraged to read the risks discussed under “Item 1A.—Risk Factors.”

Market Area, Products and Services
We provide an array of financial products and services for business and retail customers primarily in the metropolitan Atlanta and northern Florida markets, and online at www.LionBank.com. Our customers are primarily individuals and small to medium- sized businesses. Mortgage loans, indirect automobile loans, and Small Business Administration (“SBA”) loans are provided in twelve Southern states.
We are primarily engaged in attracting deposits from individuals and businesses and using these deposits and borrowed funds to originate commercial, residential mortgage, construction and installment loans. We actively sell originated and brokered residential mortgage loans, SBA loans and indirect automobile loans, retaining servicing on a significant amount of the sales. Internet banking, including online bill pay and mobile deposit, and Internet cash management services are available to individuals and businesses. We also offer trust and wealth management services to individuals, as well as cash management services, remote deposit services and international trade business services for businesses. Through our marketing partners, we offer merchant services for businesses and credit cards for both individuals and businesses.
We have generally grown our assets, deposits, and business internally by building on our lending products, expanding our deposit products and delivery capabilities, opening new branches, and hiring experienced bankers with existing customer relationships in our market areas. We do not generally purchase loan participations from any other financial institution. We have completed both FDIC-assisted and non FDIC-assisted transactions and will continue to review opportunities for other acquisitions in the future.
Deposits
We offer a full range of deposit accounts and services to both individuals and businesses. As of December 31, 2014 and 2013, deposits consisted of:

	December 31, 2014		December 31, 2013
(in thousands)	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand deposits	$558,018	22.7%	$488,224	22.2%
Interest-bearing deposits:
Demand and money market	788,373	32.1%	701,556	31.8%
Savings deposits	321,621	13.1%	325,133	14.8%
Time deposits	675,806	27.5%	620,172	28.1%
Brokered deposits	114,204	4.6%	67,367	3.1%
Total deposits	$2,458,022	100.0%	$2,202,452	100.0%
During 2014, we continued a marketing program to increase the number and volume of our personal and business demand deposit accounts with the goals of building relationships with existing customers, adding new customers, increasing transaction accounts, and helping manage our cost of funds. We believe the marketing program was a contributing factor to the growth in our core deposits in 2014 in addition to the $170.9 million in deposits acquired during September 2014.
Lending
Our primary lending activities include originating commercial loans to small and medium sized businesses, SBA loans, consumer installment loans (primarily indirect automobile loans), construction loans, and residential real estate loans. Commercial lending consists of the extension of credit for business purposes, primarily in the Atlanta metropolitan and northern Florida areas. We originate SBA loans primarily through our SBA loan production offices located in Georgia, Florida, Virginia, North Carolina, Tennessee, and Texas. Indirect loans are originated in Georgia, Florida, North Carolina, South Carolina, Alabama, Arkansas, Mississippi, Virginia, Texas, Tennessee, and Louisiana. We offer direct installment loans to consumers on both a secured and unsecured basis. Residential mortgage loans are offered in Georgia, Florida, Alabama, Tennessee, North Carolina, Virginia, Washington, D.C., Maryland and South Carolina. Residential construction loans to home builders and developers are originated primarily in the Atlanta, GA, Savannah, GA, Birmingham, AL and Jacksonville, FL metropolitan areas.
The following table summarizes our total net loans outstanding by category as of December 31, 2014:

(in thousands)	Loans	Loans Held-for-Sale	Total Loans
Commercial	$658,911	$12,511	$671,422
Construction	123,994	—	123,994
Consumer	1,232,604	175,000	1,407,604
Mortgage	237,797	181,424	419,221
Total loans	$2,253,306	$368,935	$2,622,241

Certain of the following discussions are in part based on the Bank defined loan portfolios and may not conform to the above classifications.
Commercial and Industrial Lending
We originate commercial and industrial loans, which include certain SBA loans comprised of partially guaranteed loans and other credit enhanced loans that are generally secured by business property such as inventory, equipment and accounts receivable. All commercial loans are evaluated for the adequacy of repayment sources at the time of approval and are regularly reviewed for any deterioration in the ability of the borrower to repay the loan. In most instances, collateral is required to provide an additional source of repayment in the event of default by the borrower. The amount and type of the collateral varies from loan to loan depending on the purpose of the loan, the financial strength of the borrower, and the amount and terms of the loan. In addition, we may require personal guarantees on these loans.
Commercial Real Estate Lending
We engage in commercial real estate lending through direct originations. We do not generally purchase loan participations from other banks. Our primary focus is on originating owner-occupied loans to finance real estate out of which an individual or company will operate their business. Non-owner occupied real estate loans for investment purposes are made on a selective basis and only where the borrowers or guarantors add substantial support to their credit. Loans where the sole source of repayment is derived from the project, or where the absence of the project’s success would call into question the ability of the borrower to service the debt, are avoided. We make commercial real estate loans to individuals and to small and medium sized businesses to provide loan diversification, to generate assets that are sensitive to fluctuations in interest rates, and to generate deposit and other relationships. Commercial real estate loans are generally prime-based floating-rate loans or shorter-term (one to five year) fixed-rate loans. Approximately 64% of our commercial real estate loans are owner occupied real estate loans. The remaining non-owner occupied loans were generally made to established commercial customers for purposes other than retail development.
We have a growing portfolio of SBA loans and SBA loans held-for-sale as a result of increased SBA loan production. These loans are primarily commercial real estate related, with a portion of each loan guaranteed by the SBA or with other credit enhancements provided by the government.
Indirect Automobile Lending
We purchase, on a nonrecourse basis, consumer installment contracts secured by new and used vehicles purchased by consumers from franchised motor vehicle dealers and selected independent dealers located throughout the South. A portion of the originated indirect automobile loans is sold with servicing retained. During 2014, we produced approximately $1.5 billion of indirect automobile loans, while profitably selling $679.9 million to third parties with servicing retained. At December 31, 2014, we were servicing $902.8 million in indirect automobile loans we had sold, primarily to other financial institutions.
Consumer Lending
Through our retail branch network, we originate consumer loans including automobile loans, residential mortgage and home equity loans, and secured and unsecured personal loans.
Real Estate Construction Lending
We originate real estate construction loans that consist primarily of one-to-four family residential construction loans made to builders. Loan disbursements are closely monitored by management to ensure that funds are being used strictly for the purposes agreed upon in the loan covenants. We employ both internal staff and external inspectors to ensure that requests for loan disbursements are substantiated by regular inspections and reviews. Construction and development loans are similar to all residential loans in that borrowers are underwritten according to their adequacy of repayment sources at the time of approval. Unlike conventional residential lending, however, signs of deterioration in a construction loan or development loan customer’s ability to repay the loan are measured throughout the life of the loan and not only at origination or when the loan becomes past due. In most instances, loan amounts are limited to 80% of the appraised value upon completion of the construction project. We originate real estate construction loans primarily throughout the metropolitan area of Atlanta, GA, Savannah, GA, Birmingham, AL and Jacksonville, FL.
Real Estate Mortgage Lending
Our residential mortgage lending focuses on one-to-four family properties. We offer Federal Housing Authority (“FHA”), Veterans Administration (“VA”), and conventional and non-conforming residential mortgage loans. We originate our residential mortgage banking loans primarily in the Southeast and Mid-Atlantic regions through 21 retail loan production offices. We also operate a wholesale lending office to support our purchase of loans from qualified brokers and correspondents.  We are an approved originator and servicer for the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”), and an approved originator for loans insured by the Department of Housing and Urban Development (“HUD”) and the Government National Mortgage Association (“GNMA”).

We primarily sell originated residential mortgage loans and brokered loans to investors, retaining servicing on a significant amount of the sales. The balances of mortgage loans held-for-sale fluctuate due to economic conditions, interest rates, the level of real estate activity, the amount of mortgage loans we retain, and seasonal factors. During 2014, we originated and sold to third parties approximately $1.6 billion in mortgage loans. At December 31, 2014, we were servicing $5.4 billion in residential mortgage loans we had sold to FNMA, FHLMC and GNMA. As a seller, we make certain standard representations and warranties with respect to the loans being transferred. To date, our repurchases of mortgage loans previously sold have been immaterial.
Significant Operating Policies
Lending Policy
The Board of Directors of the Bank has delegated lending authority to our management, which in turn delegates lending authority to our loan officers, each of whom is limited as to the amount of secured and unsecured loans he or she can make to a single borrower or related group of borrowers. As our lending relationships are important to our success, the Board of Directors of our Bank has established loan approval committees and written guidelines for lending activities. In particular, the Officers’ Credit Committee reviews all lending relationships with aggregate exposure exceeding $250,000. In addition, the Officers’ Credit Committee approves credit for commercial and residential construction loan relationships up to $5 million. The Loan and Discount Committee must approve all credit for commercial and residential construction loan relationships exceeding $5 million. Our policy on calculating total exposure to an entity or individual, or related group of entities or individuals is more encompassing than the method required under law and calls for the combining of all debt to all related entities, regardless of the presence of independent sources of repayment or other conditions that might otherwise allow a portion of debt to be excluded.
Our written guidelines for lending activities require, among other things, that:

•	secured loans be made to persons and companies who maintain depository relationships with us and who are well-established and have adequate net worth, collateral, and cash flow to support the loan;

•	unsecured loans be made to persons who maintain depository relationships with us and have significant financial strength;

•	real estate loans be secured by real property located primarily in our market area or primarily in the South for SBA loans;

•	working capital loans be repaid out of conversion of assets or earnings of the commercial borrower and that such loans generally be secured by the assets of the commercial borrower; and

•	loan renewal requests be reviewed in the same manner as an application for a new loan.
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
Residential mortgage loans are primarily originated to FNMA, FHLMC, GNMA, and other similar investor standards and guidelines.
Loan Review and Nonperforming Assets
The Credit Review Department reviews our loan portfolios to identify potential deficiencies and recommends appropriate corrective actions. The Credit Review Department reviews more than 30% of the commercial and construction loan portfolios and reviews 10% of the consumer loans originated annually. In 2014, the Credit Review Department reviewed more than 80% of the construction and commercial portfolios. The results of the reviews are presented to the Loan and Discount Committee on a monthly basis.
We maintain an allowance for loan losses, which is established and maintained through provisions charged to operations. Such provisions are based on management’s evaluation of the loan portfolio, including loan portfolio concentrations, current economic conditions, past loan loss experience, adequacy of underlying collateral, and such factors which, in management’s judgment, deserve consideration in estimating losses. Loans are charged off when, in the opinion of management, such loans are deemed to be uncollectable. Subsequent recoveries are added to the allowance.
Management also estimates the fair value of collateral dependent real estate loans and Other Real Estate (“ORE”) based on the latest appraised value, trends of similar property values within our market areas and our own observations and experience with similar properties. At least quarterly, valuations are reviewed to take into account the aging of the appraisals and the recent economic trends for the specific types of collateral.
A dedicated special assets group is assigned to evaluate potential nonperforming loans, to properly value nonperforming assets and to facilitate the timely disposition of these assets while minimizing losses.

Asset Liability Management
The Asset Liability Committee (“ALCO”) manages the mix of and terms related to our assets and liabilities. ALCO monitors asset growth, liquidity, and capital in order to reduce interest rate risk and maximize income. ALCO directs our overall acquisition and allocation of funds and reviews and sets rates on deposits, loans, and fees.
Investment Portfolio Policy
Our investment portfolio policy is designed to maximize income consistent with liquidity, risk tolerance, collateral needs, asset quality, regulatory constraints, and asset liability objectives. The policy is reviewed at least annually by the Board of Directors. The Board of Directors are provided information on a regular basis concerning significant purchases and sales of investment securities, including resulting gains or losses. They are also provided information related to average maturity, Federal taxable equivalent yield, and appreciation or depreciation by investment categories. The Board of Directors are responsible for the establishment, approval, implementation, and annual review of interest rate risk management strategies, comprehensive policies, procedures, and limits. Senior management is responsible for ensuring that board-approved strategies, policies, and procedures are appropriately executed through a robust interest rate risk measurement process and systems to assess exposures.
Supervision and Regulation
The following is a brief summary of supervision and regulation of FSC and the Bank as financial institutions and is not intended to be a complete discussion of all NASDAQ Global Select Stock Market ("NASDAQ") registrants, state or federal rules, statutes and regulations affecting their operations, or that apply generally to business corporations or NASDAQ listed companies. Changes in the rules, statutes and regulations applicable to each entity can affect the operating environment in substantial and unpredictable ways.
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
General
The current regulatory environment for financial institutions includes substantial enforcement activity by the federal and state banking agencies, the U.S. Department of Justice, the Securities and Exchange ("SEC"), and other state and federal law enforcement agencies, reflecting an increase in activity over prior years. This environment entails significant increases in compliance requirements and associated costs.
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
As a state bank organized under Georgia law, the Bank is subject to the supervision of, and is regularly examined by, the Georgia Department of Banking and Finance ("GDBF"). We must also register with and file periodic information with the GDBF with respect to the financial condition, operations, management and intercompany relationships for Fidelity, the Bank, and related matters. The GDBF may also require other information as necessary to keep itself informed as to whether the provisions of Georgia law have been complied with, and the GDBF may examine Fidelity. The Florida Office of Financial Regulation ("FOFR") does not examine or directly regulate out-of-state bank holding companies that have a branch located in the State of Florida. However, the Bank's Florida branches are subject to examination by the FOFR. The Bank is regularly examined by the FDIC. Both the FDIC and GDBF must grant prior approval of any merger, consolidation or other corporation reorganization involving the Bank.
Under the Federal Reserve Act, FSC is an “affiliate” of the Bank. As such, there are certain restrictions on (1) loans by the Bank to FSC, (2) investments in the stock or securities of FSC by the Bank, (3) the Bank’s taking the stock or securities of an “affiliate” as collateral for loans by the Bank to a borrower, and (4) the Bank's purchase of assets from FSC. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.
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
On December 19, 2008, as part of the Program, we entered into a Letter Agreement (“Letter Agreement”) and a Securities Purchase Agreement – Standard Terms with the Treasury, pursuant to which we agreed to issue and sell, and the Treasury agreed to purchase (1) 48,200 shares (the “Preferred Shares”) of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and (2) a ten-year warrant (the “Warrant”) to purchase up to 2,665,946 shares of our common stock at an exercise price of $2.71 per share, adjusted for dividends, for an aggregate purchase price of $48.2 million in cash.
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
On August 30, 2013, we used a portion of the proceeds of our public offering that closed on June 10, 2013 to redeem all$48.2 million of the Preferred Shares originally issued to the Treasury. The Warrant remains outstanding under the terms of the original purchase, as adjusted for dividends.
Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. The Dodd-Frank Act affects financial institutions in numerous ways, including the creation of a new Financial Stability Oversight Council responsible for monitoring and managing systemic risk, granting additional authority to the Federal Reserve to regulate certain types of non-bank financial companies, granting new authority to the FDIC as liquidator and receiver, abolishing the Office of Thrift Supervision, changing the manner in which insurance deposit assessments are made, requiring the regulators to modify capital standards, establishing the Consumer Financial Protection Bureau ("CFPB") to regulate compliance with consumer laws and regulations, capping interchange fees which banks charge merchants for debit card transactions, and imposing additional requirements on mortgage lenders. There are many provisions in the Dodd-Frank Act mandating regulators to adopt new regulations and conduct studies upon which future regulation may be based.
A number of new regulations issued by the CFPB affecting the origination, administration, and servicing of mortgage loans became effective in January 2014. These new regulations contain various compliance requirements and standards which have increased our compliance costs and create new rights for consumers in the event of certain violations.

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

•
Securities exchanges are required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matters determined to be significant.

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

•	Disclosure in annual proxy materials is required concerning the relationship between the executive compensation paid and the financial performance of the issuer.

•
Item 402 of Regulation S-K will be amended to require companies to disclose the ratio of the Chief Executive Officer's annual total compensation to the median annual total compensation of all other employees.

•	The SEC is authorized to adopt rules requiring public companies to make their proxy materials available to shareholders for nomination of their own candidates for election to the board of directors.
Certain requirements of the Dodd-Frank Act have yet to be implemented. Therefore, the full extent of the impact of these new requirements on our business and financial condition is unclear.
FDIC Insurance Assessments
Deposits at our bank are insured up to applicable limits by the Deposit Insurance Fund ("DIF") of the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the GBDF. Our management is not aware of any practice, condition or violation that might lead to termination of the Bank's deposit insurance. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the DIF. The Dodd-Frank Act permanently raised the FDIC insurance coverage limit per depositor to $250,000.
On February 7, 2011, the FDIC approved a final rule implementing changes to the deposit insurance assessment system mandated by the Dodd-Frank Act. The base on which deposit insurance assessments are charged was revised from one based on domestic deposits to one based on assets. The assessment rate schedule was also revised to a range of 5 to 35 basis points annually, and fully adjusted rates will range from 2.5 to 45 basis points annually. There were no changes to the FDIC assessment formula or rates during 2014.
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
In 2014, FSC paid $6.4 million in cash dividends. The Board of Directors for both the Bank and FSC reviews whether to declare and pay dividends on a quarterly basis, in light of current regulatory limitations, earnings, capital requirements, and forecasts of future earnings.
Capital Adequacy
The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. Banks and bank holding companies are required to have (1) a minimum level of Total Capital (as defined) to risk-weighted assets of 8%; and (2) a minimum Tier 1 Capital (as defined) to risk-weighted assets of 4%. In addition, the Federal Reserve and the FDIC have established a minimum 3% leverage ratio of Tier 1 Capital to quarterly average total assets for the most highly-rated banks and bank holding companies. “Tier 1 Capital” generally consists of common equity excluding unrecognized gains and losses on investment securities available-for-sale, plus minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock, less certain intangibles. The Federal Reserve and the FDIC will require a bank holding company and a bank, respectively, to maintain a leverage ratio greater than four percent (4%) if either is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve. The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based capital ratio to assess the capital adequacy of banks and bank holding companies. The Federal Reserve and FDIC consider interest rate risk in the overall determination of a bank’s capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk.
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
To continue to conduct our business as currently conducted, we must maintain capital levels well above the minimum regulatory requirements. At December 31, 2014 and 2013, the Bank's capital ratios exceeded the well captialized and regulatory minimum ratios discussed above. The following table presents the Bank's capital ratios and the minimum regulatory requirements:

	Fidelity Bank		Minimum Regulatory Requirement
	December 31, 2014	December 31, 2013	Adequately Capitalized	Well Capitalized
Total risk-based capital ratio	11.69%	13.39%	8.00%	10.00%
Tier 1 risk-based capital ratio	10.38%	11.68%	4.00%	6.00%
Leverage capital ratio	9.76%	10.14%	4.00%	5.00%
FSC is not subject to the provisions of prompt corrective action. FSC's total risk-based capital ratio, tier 1 risk-based capital ratio, and leverage capital ratio were 12.01%, 11.07%, and 10.40% respectively at December 31, 2014. FSC's total risk-based capital ratio, tier 1 risk-based capital ratio, and leverage capital ratio were 13.96%, 12.71%, and 11.02%, respectively at December 31, 2013.
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

Basel III
In 2004, the Basel Committee on Banking Supervision ("BCBS") published a new capital accord (“Basel II”) to replace Basel I. Basel II provided two approaches for setting capital standards for credit risk—an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in previous risk-based capital guidelines. Basel II also set capital requirements for operational risk and refined the existing capital requirements for market risk exposures.
In December 2010, the BCBS released its final framework for strengthening international capital and liquidity regulation, now officially identified by the BCBS as “Basel III”. Basel III, when fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.
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
The phase-in period for the final rules became effective for us on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule. Management expects the impact on the March 31, 2015 Tier 1 capital to risk-weighted assets and total capital to risk-weighted assets will be a reduction of approximately 40 - 60 basis points. The decrease is primarily attributable to limitations on our mortgage servicing rights and inclusion of commitments with an original maturity of less than one year.
Commercial Real Estate
In December 2006, the federal banking agencies, including the FDIC, issued final guidance on concentrations in commercial real estate lending (the “Guidance”), noting that increases in banks’ commercial real estate concentrations could create safety and soundness concerns in the event of a significant economic downturn. The Guidance mandated certain minimal risk management practices and categorized banks with defined levels of such concentrations as banks that may warrant elevated examiner scrutiny. The regulatory guideline defined a bank as having a concentration in commercial real estate if its portfolio of land, construction (both commercial and residential) and Acquisition and Development loans ("A&D loans) exceeds 100% of the Bank’s total risk based capital. Our ratio of A&D loans to total risk-based capital was 40% at both December 31, 2013 and December 31, 2014. The regulatory guideline for all real estate loans, except owner-occupied property, as a percentage of capital is a maximum of 300%. Our ratio of all real estate loans, except owner-occupied property, as a percentage of capital, decreased slightly from 111% at December 31, 2013, to 104% at December 31, 2014.
The Guidance does not formally prohibit a bank from exceeding either of these two thresholds. Rather, it defines the circumstances under which a bank will be declared to have a commercial real estate concentration. Further, the Guidance requires any banks with commercial real estate concentrations to have heightened and sophisticated risk management systems in place to adequately manage the increased levels of risk. While management believes that our credit processes, procedures and systems continue to meet the risk management standards required by the Guidance, and we continue to maintain our commercial real estate loan portfolio at a level below the concentration thresholds, regulatory authorities could effectively limit increases in the real estate concentrations in our loan portfolios or require additional credit administration and management costs.
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
Anti-Money Laundering Initiatives and the USA Patriot Act
A major focus of governmental policy on financial institutions has been aimed at combating terrorist financing. This has generally been accomplished by amending existing anti-money laundering laws and regulations. We are subject to the USA Patriot Act of 2001 (the “USA Patriot Act”) which imposes significant compliance and due diligence obligations, creating new crimes and penalties. The Treasury has issued a number of implementing regulations that apply to various requirements of the USA Patriot Act. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.
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
Competition
The banking business is highly competitive. We compete for traditional bank business with numerous other commercial banks and thrift institutions in our primary market area in Georgia for residential construction and development loans, SBA loans, residential mortgages, and indirect automobile loans. We also compete for loans with insurance companies, regulated small loan companies, credit unions, and certain governmental agencies. We compete with independent brokerage and investment companies, as well as state and national banks and their affiliates and other financial companies for trust and wealth management services. Many of the companies with whom we compete have greater financial resources.
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
Employees and Executive Officers
As of December 31, 2014, we had 1,038 full-time equivalent employees. We are not a party to any collective bargaining agreement and we believe that our employee relations are good. We offer our employees a variety of competitive benefit programs including a retirement plan and group health, life and other insurance programs. We also support training and educational programs designed to ensure that employees have the types and levels of skills needed to perform at their best in their current positions and to help them prepare for positions of increased responsibility.
Executive Officers of the Registrant
Our executive officers, their ages, their positions with the Company at March 2, 2015, and the period during which they have served as executive officers, are as follows:

Name	Age	Since	Position
James B. Miller, Jr.	74	1979
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

H. Palmer Proctor, Jr.	47	1996
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

Stephen H. Brolly	52	2008
Principal Financial and Accounting Officer of Fidelity and Chief Financial Officer of Fidelity and Fidelity Bank since August 2008; Treasurer of Fidelity and Fidelity Bank from May 2006 through August 2008. Chief Financial Officer of LionMark Insurance Company since August 2008.

David Buchanan	57	1995
Vice President of Fidelity since 1999; Executive Vice President of Fidelity Bank since October 2004; and Senior Vice President of Fidelity Bank from 1995 through September 2004. President of LionMark Insurance Company since November 2004.

Available Information
We file annual, quarterly, and current reports, proxy statements, and other documents with the SEC under the Securities Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet web site that contains reports, proxy and information statements, and other information regarding issuers, including Fidelity, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.
We also make available free of charge on our web sites http://www.fidelitysouthern.com or http://www.lionbank.com, our Annual Report to Shareholders, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our current reports on Form 8-K and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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
Risks Related to our Business
A sizable portion of our loan portfolio is secured by real estate loans in the Atlanta, Georgia, metropolitan area and eastern and northern Florida markets, and adverse changes in real estate market values in those areas may adversely affect our business.
Currently, our lending and other businesses are concentrated in the Atlanta, Georgia, metropolitan area and eastern and northern Florida. As of December 31, 2014, commercial real estate, real estate mortgage, and construction loans, accounted for approximately 46.3% of our total loan portfolio. Unlike larger national or regional banks that are more geographically diversified, our success depends primarily on the general economic conditions of the specific local markets in which we operate. Conditions in these markets strongly affect our results of operations and financial condition. Real estate values and the demand for commercial and residential mortgages and construction loans are affected by, among other things, general and local economic conditions, changes in governmental regulation, monetary and fiscal policies, interest rates and weather. Declines in our markets could adversely affect the demand for new real estate loans, and the value and liquidity of the collateral securing our existing loans. Adverse conditions in our markets could also reduce our growth rate, impair our ability to collect loans, and generally unfavorably impact our financial condition and results of operations.

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
Certain expenses associated with the ownership of real estate, principally real estate taxes, insurance, and maintenance costs, may adversely affect the net proceeds received from the real estate, if any. The ability to mitigate the losses on defaulted loans depends upon the ability to promptly foreclose upon the collateral after an appropriate cure period. In some states, the large number of mortgage foreclosures that have occurred has resulted in significant delays in foreclosing. Any delay in the foreclosure process adversely affects us by increasing the expenses related to carrying such real estate and exposes us to losses as a result of potential additional declines in the value of such collateral. As a result, the increased cost of owning and operating such real estate may exceed the rental income earned from the real estate (if any), we may have to advance additional funds to protect our investment or we may be required to dispose of the real estate at a loss.
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
Our indirect automobile lending portfolio comprises the majority of our loan portfolio. We depend, in large part, upon our ability to maintain and service relationships with automobile dealers, the strength of new and used automobile sales, the loan rate and other incentives offered by other purchasers of indirect automobile loans or by the automobile manufacturers and their captive finance companies, and the continuing ability of the consumer to qualify for and make payments on high quality automobile loans. There can be no assurance we will be successful in maintaining such dealer relationships or increasing the number of dealers with which we do business, or that the existing dealer base will continue to generate a volume of finance contracts comparable to the volume historically generated by such dealers, which could have a material adverse effect on our financial condition and results of operations.
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
The Federal Reserve has implemented significant economic strategies that have impacted interest rates, inflation, asset values, and the shape of the yield curve, and currently is transitioning from many years of easing to what may be a new period of tightening.
In recent years, in response to the recession in 2008 and the following uneven recovery, the Federal Reserve has implemented a series of domestic monetary initiatives. Several of these have emphasized so-called quantitative easing strategies, the most recent of which ended during 2014. Other significant monetary strategies could be implemented in the future including, in particular, so-called tightening strategies. Federal reserve strategies can, and often are intended to, affect the domestic money supply, inflation, interest rates, and the shape of the yield curve. Effects on the yield curve often are most pronounced at the short end of the curve, which is of particular importance to us and other banks. Among other things, easing strategies are intended to lower interest rates, flatten the yield curve, expand the money supply, and stimulate economic activity, while tightening strategies are intended to increase interest rates, steepen the yield curve, tighten the money supply, and restrain economic activity. Other things being equal, the current transition from easing to possible tightening should tend to diminish or reverse downward pressure on rates, and to diminish or eventually end the stimulus effect that low rates tend to have on the economy. Many external factors may interfere with the effects of these plans or cause them to be changed unexpectedly. Such factors include significant economic trends or events as well as significant international monetary policies and events. An example of the former is the substantial drop in oil prices experienced in late 2014 and early 2015. Two examples of the latter are the rise in 2014 and 2015 (to date) in the value of the U.S. dollar relative to many other currencies, and decisions in the EU in late 2014 and 2015 (to date) to pursue or enhance easing strategies. Risks associated with interest rates and the yield curve are discussed in this Item 1A under the caption “Fluctuations in interest rates could reduce our profitability and affect the value of our assets.” Such strategies also can affect the U.S. and world-wide financial systems in ways that may be difficult to predict.
Legislative and regulatory actions taken now or in the future may have a significant adverse effect on our operations.
Recent events in the financial services industry and, more generally, in the financial markets and the economy, have led to various changes in the regulation of the financial services industry. The Dodd-Frank Act made a number of material changes in banking regulations. The full impact of these changes remains to be seen, which includes the impact of rulemaking and oversight by the CFPB. Our compliance costs have increased as a result of the various new regulations and we anticipate our compliance costs will continue to increase as a result of new regulations. Changes arising from implementation of Dodd-Frank and any other new legislation may impact the profitability of our business activities, require we raise additional capital or change certain of our business practices, require us to divest certain business lines, materially affect our business model or affect retention of key personnel, and could expose us to additional costs, including increased compliance costs. These changes may also require us to invest significant management attention and resources to make any necessary changes, and could therefore also adversely affect our business and operations.
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
Liquidity is essential to our businesses. Our liquidity could be substantially affected in a negative fashion by an inability to raise funding in the debt or equity capital markets or an inability to access the secured lending markets. Factors that we cannot control, such as disruption of the financial markets or negative views about the financial services industry generally, could impair our ability to raise funding. In addition, our ability to raise funding could be impaired if lenders develop a negative perception of our financial prospects. Such negative perceptions could be developed if we suffer a decline in the level of our business activity or regulatory authorities take significant action against us, among other reasons. If we are unable to raise funding using the methods described above, we would likely need to finance or liquidate unencumbered assets to meet maturing liabilities. We may be unable to sell some of our assets, or we may have to sell assets at a discount from market value, either of which could adversely affect our results of operations and financial condition.
Fluctuations in interest rates could reduce our profitability and affect the value of our assets.
Like other financial institutions, our earnings and cash flows are subject to interest rate risk. A sizable portion of our income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. Over any defined period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice versa. In addition, the individual market interest rates underlying our loan and deposit products (e.g., prime versus competitive market deposit rates) may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, our earnings may be negatively affected. Also, the volume of nonperforming assets will negatively impact average yields if and as it increases. In addition, loan volume and quality and deposit volume and mix can be affected by market interest rates. As a result of the sustained low interest rate environment, an increasing percentage of our deposits are comprised of money market accounts, short-term certificates of deposit and other deposits yielding no or very low rates of interest. Changes in levels of market interest rates, including the current rate environment, could materially adversely affect our net interest spread, asset quality, origination volume and overall profitability. Income could also be adversely affected if the interest rates paid on deposits and other borrowings increase quicker than the interest rates received on loans and other investments during periods of rising interest rates.
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
We operate in a highly competitive industry and market areas.
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
In deciding whether to extend credit or enter into other transactions, we rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports, and other financial information. We may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on our business and, in turn, our financial condition and results of operations.
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
We are subject to more stringent capital requirements under the final Basel III rules.
In early July 2013, the Federal Reserve approved revisions to its capital adequacy guidelines and prompt corrective action rules that implement the Basel III regulatory capital reforms in the United States. As a result, Basel III will generally lead to higher capital requirements and more restrictive leverage and liquidity ratios than those requirements currently in place. Most banking organizations, including the Bank, were required to apply the new capital rules beginning on January 1, 2015. Compliance with these rules will impact our capital plans, affect returns on capital, and impose additional costs on us.
The building of market share through our branching strategy could cause our expenses to increase faster than revenues.
We intend to continue to build market share through our branching strategy. There are considerable costs involved in opening new branches. New branches also generally require a period of time to generate sufficient revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, any new branch can be expected to negatively impact our earnings for some period of time until the branch reaches certain economies of scale. Our expenses could be further increased if we encounter delays in the opening of new branches. Finally, we have no assurance that new branches will be successful, even after they have been established.
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
We are subject to risks related to our acquisitions.
The ultimate success of our past acquisitions and any transactions in which we may participate in the future, will depend on a number of factors, including our ability to:

•	fully integrate the branches acquired into our operations;

•	limit the outflow of deposits held by our new customers in the acquired branches and to retain and manage interest-earning assets acquired;

•	generate new interest-earning assets in the geographic areas previously served by the acquired branches;

•	effectively compete in new markets in which we did not previously have a presence;

•	control the incremental noninterest expense from the acquired branches in a manner that enables us to maintain a favorable overall efficiency ratio;

•	retain and attract the appropriate personnel to staff the acquired branches;

•	earn acceptable levels of interest and noninterest income, including fee income, from the acquired branches; and

•	reasonably estimate cash flows for acquired loans to mitigate exposure greater than estimated losses at the acquisition date.
As with any acquisition involving a financial institution, there may be higher than average levels of service disruptions that would cause inconveniences to our new customers or potentially increase the effectiveness of competing financial institutions in attracting our customers. Integration efforts will also likely divert management's attention and resources. We may be unable to integrate acquired branches successfully, and the integration process could result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the acquisitions. We may also encounter unexpected difficulties or costs during the integration that could adversely affect our earnings and financial condition. Additionally, we may be unable to achieve results in the future similar to those achieved by our existing banking business, to compete effectively in the market areas previously served by the acquired branches or to manage effectively any growth following the acquisitions.
Our ability to continue to receive the benefits of our loss share agreements with the FDIC is conditioned upon our compliance with certain requirements under the agreements.
We are the beneficiary of loss share agreements with the FDIC that call for the FDIC to fund a portion of our losses on certain assets we acquired in connection with our FDIC-assisted transactions. To recover a portion of our losses and retain the loss share protection, we must comply with certain requirements imposed by the agreements. The requirements of the agreements relate primarily to our administration of the assets covered by the agreements, as well as our obtaining the consent of the FDIC to engage in certain corporate transactions that may be deemed under the agreements to constitute a transfer of the loss share benefits. When the consent of the FDIC is required under the loss share agreements, the FDIC may withhold its consent or may condition its consent on terms that we do not find acceptable. If the FDIC does not grant its consent to a transaction we would like to pursue, or conditions its consent on terms that we do not find acceptable, we may be unable to engage in a corporate transaction that might otherwise benefit our shareholders or we may elect to pursue such a transaction without obtaining the FDIC's consent, which could result in termination of our loss share agreements with the FDIC.
Changes in national and local economic conditions could lead to higher losses in connection with assets acquired in our past FDIC-assisted transactions and the loss sharing agreements with the FDIC may not cover all of those losses.
In connection with our past FDIC-assisted transactions, we acquired portfolios of loans and ORE. Although we have marked down the loan portfolios and ORE we acquired, the non-impaired loans we acquired may become impaired or may further deteriorate in value, resulting in additional charge-offs to our loan portfolio and ORE losses. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, may increase the level of charge-offs that we make to our loan portfolio and ORE losses and consequently reduce our capital. The fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition even if other favorable events occur.
Our loss sharing agreements with the FDIC will not cover all of our losses on loans and ORE we acquired.
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
We use financial models extensively to manage our day-to-day operations that may produce inaccurate information which differs significantly from actual results.
Management relies on the output from a number of quantitative models to measure risk and to estimate certain financial values. We use these models as part of several key business processes such as pricing various products and services, classifying loans, setting interest rates on loans and deposits, calculating interest rate and other market risks, measuring capital adequacy, and estimating the value of certain financial instruments. Business decisions relying on inaccurate or erroneous financial models may prove inefficient or ineffective. We also provide information to our investors and regulators which may be negatively impacted by inaccurately designed or implemented models.
We may not be able to attract and retain skilled people.
Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities that we engage in can be intense and we may not be able to hire or retain people. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, years of industry experience, and the difficulty of promptly finding qualified replacement personnel.

We rely on third party vendors for a number of key components of our business.
We contract with a number of third party vendors to support our infrastructure. Many of these vendors are large national companies who are dominant in their area of expertise and would be difficult to quickly replace. Failures of certain vendors to provide services could adversely affect our ability to deliver products and services to our customers, disrupting our business and causing us to incur significant expense. External vendors also present information security risks. We maintain a vendor management program to monitor vendor risk, including the financial stability of our critical vendors.
Our information systems we use to operate our business may experience an interruption or breach in security.
We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Additionally, to the extent we rely on third party vendors to perform or assist operational functions, the challenge of managing the associated risks becomes more difficult. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. Additionally, future legislation and regulation related to privacy, data breach notification, cybersecurity and information security could have a significant impact on our current and planned data privacy and security practices.
Our customer electronic information systems may experience a security breach, computer virus or disruption of service.
We provide our customers with the ability to bank online. The secure transmission of confidential information over the Internet is a critical element of online banking. We also deploy part or all of a number of our other core business applications and services under cloud computing arrangements using the Internet. While we use qualified third party vendors to test and audit our network and maintain an enterprise-wide information security program, our network could become vulnerable to unauthorized access, computer viruses, phishing schemes and other security problems. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could adversely affect our reputation and our ability to generate deposits. Any failures, interruptions or security breaches could result in damage to our reputation, a loss of customer business, increased regulatory scrutiny, or possible exposure to financial liability, any of which could have a material adverse effect on our financial condition and results of operations.
The operational functions of business counterparties may experience similar disruptions that could adversely impact us and over which we may have limited or no control.
In 2013 and 2014, a number of major U.S. corporations, particularly retailers, experienced data systems incursions, mainly perpetrated at point of sale devices and reportedly resulting in the thefts of sensitive financial data of tens of millions of individuals. These incursions affected cards issued and deposit accounts maintained by many banks, including the Bank. Although our systems were not breached in these incursions, these events can cause us to take costly steps such as reissuing debit cards to avoid significant theft loss to the Bank and our customers. Other possible points of incursion or disruption not within our control include internet service providers, electronic mail portal providers, social media portals, distant-server (“cloud”) service providers, electronic data security providers, telecommunications companies, and smart phone manufacturers.
Our business is technology dependent, and an inability to invest in technological improvements may adversely affect our earnings and financial condition.
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services, which may require substantial capital expenditures to modify or adapt existing products and services. In addition to better customer service, the effective use of technology increases efficiency and results in reduced costs. Our future success will depend in part upon our ability to use technology to provide products and services that provide convenience to customers and to create additional efficiencies in operations. Many competitors have substantially greater resources to invest in technological improvements. We cannot make assurances that technological improvements will increase operational efficiency or that we will be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. The ability to keep pace with technological change is important, and the failure to do so on our part could have a material adverse impact on our business and therefore on our financial condition and results of operations.
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
With certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be "acting in concert" from, directly or indirectly, acquiring more than 10% (5% if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner or election of a majority of our directors or otherwise direct the management or policies of our company without prior notice or application to and the approval of the Federal Reserve. Accordingly, prospective investors need to be aware of and comply with these requirements, if applicable, in connection with any purchase of our common stock.

The exercise of the Warrant by the Treasury would dilute existing shareholders' ownership interest and may make it more difficult for us to take certain actions that may be in the best interest of shareholders.
On December 19, 2008, we granted the U.S. Treasury a ten-year Warrant to purchase up to 2,665,946 shares of our common stock at a price of $2.71 per share, adjusted for dividends. While the Treasury auctioned the Preferred Shares in 2012, it did not sell the Warrant, and while we redeemed the Preferred Shares in 2013, the Treasury continues to hold the Warrant. If the Treasury exercises the entire Warrant, it would result in a significant dilution to the ownership interest of our existing shareholders. Further, if the Treasury exercises the entire Warrant, it will become our second largest shareholder. The Treasury has agreed that it will not exercise voting power with regard to the shares that it acquires by exercising the Warrant. However, Treasury's abstention from voting may make it more difficult for us to obtain shareholder approval for those matters that require a majority of total shares outstanding, such as a business combination.
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

Item 1B. Unresolved Staff Comments
None

Item 2.    Properties
We deliver our products and services through a network of offices located in Southern states consisting of 45 retail bank branches and 25 loan production offices. At December 31, 2014, we owned 36 of these retail bank branches and we leased all 25 loan production offices. The remaining retail branch locations are leased.
We deliver administrative support functions through our executive offices located at 3490 Piedmont Road, Atlanta, Georgia and our corporate operations center which is located at 3 Corporate Square, Atlanta, Georgia, both of which are leased.
We generally consider the properties owned and leased throughout our footprint to be adequate. We are continuing to modernize, expand, acquire and, when necessary, replace facilities to support our strategic plan of steady, planned growth.

Item 3.    Legal Proceedings
We are a party to claims and lawsuits arising in the course of normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of December 31, 2014 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our results of operations or financial condition.

Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the NASDAQ Global Select Market under the symbol "LION." As of March 2, 2015, there were approximately 1,000 shareholders of record. In addition, shares of approximately 2,300 beneficial owners of our common stock were held by brokers, dealers, and their nominees.
The following table sets forth the per share cash dividends declared and the high and low closing sale prices per share for our common stock for the calendar quarters indicated, as published by NASDAQ.

	High (*)	Low (*)	Cash Dividends Declared
2014
First quarter	$16.57	$13.63	$0.04
Second quarter	14.44	12.80	0.08
Third quarter	14.88	12.98	0.09
Fourth quarter	16.36	13.55	0.09
2013
First quarter	$11.54	$9.35	$—
Second quarter	12.96	10.65	—
Third quarter	15.84	12.47	0.02
Fourth quarter	17.80	13.32	0.03

(*) Historical periods prior to and including December 31, 2013 adjusted for stock dividends
A cash dividend of 9 cents per share was declared by the Board of Directors on January 16, 2015, payable on February 13, 2015, to holders of record as of February 2, 2015.
Stock dividends declared, by quarter, for the years ended December 31, 2014 and 2013 were as follows:

For the Years Ended December 31,
	2014	2013
First quarter	None	1 for 100
Second quarter	None	1 for 120
Third quarter	None	1 for 170
Fourth quarter	None	1 for 210
The Board of Directors reviews whether to declare and pay dividends on a quarterly basis, in light of current regulatory limitations, earnings, capital requirements, and forecasts of future earnings.
See Note 3 to the consolidated financial statements in Item 8 for a further discussion of the restrictions on our ability to pay dividends.

Issuer Purchases of Equity Securities
The following table presents information relating to our purchase of shares of common stock in the fourth quarter of 2014.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2014	—	—	—	$10,000,000
November 1 - 30, 2014	—	—	—	10,000,000
December 1 - 31, 2014	—	—	—	10,000,000
Total	—	—	—	$10,000,000
The repurchase plan announced April 3, 2014, authorizing the repurchase of up to $10 million of our outstanding common stock, has no expiration date for the authorized share repurchases under this plan.
Sale of Unregistered Securities
We have not sold any unregistered securities during the period.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table presents information as of December 31, 2014, with respect to shares of our common stock that may be issued under equity compensation plans. Our equity compensation plans consist of the stock options, restricted stock grants, and other awards as defined in the 2006 Equity Incentive Plan and the 401(k) tax qualified savings plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders(1)	554,998	$12.12	3,410,360
Equity Compensation Plans Not Approved by Shareholders(2)	—	—	—
Total	554,998	$12.12	3,410,360

(1) 2006 Equity Incentive Plan.
(2) Excludes shares issued under the 401(k) Plan.

Shareholder Return Performance Graph
The following graph compares the percentage change in the cumulative five-year shareholder return on our common stock (traded on the NASDAQ Global Select Market under the symbol “LION”) with the cumulative total return on the NASDAQ Composite Index, and the SNL Bank NASDAQ Index.
Fidelity Southern Corporation
The graph assumes that the value invested in our common stock and in each of the two indices was $100 on December 31, 2009, and all dividends were reinvested.
.

	Period Ended December 31,
Index	2009	2010	2011	2012	2013	2014
Fidelity Southern Corporation	$100.00	$197.80	$174.54	$290.97	$522.57	$519.67
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
SNL Bank NASDAQ	100.00	117.98	104.68	124.77	179.33	185.73

Item 6.    Selected Financial Data
The following table contains selected consolidated financial data. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 of this report and the consolidated financial statements and notes included in Item 8 of this report.

	Years Ended December 31,
($ in thousands, except per share data)	2014	2013	2012	2011	2010
INCOME STATEMENT DATA:
Interest income	$101,667	$97,563	$97,570	$93,710	$95,338
Interest expense	11,226	13,961	17,078	22,849	30,563
Net interest income	90,441	83,602	80,492	70,861	64,775
Provision for loan losses	531	5,440	13,420	20,325	17,125
Noninterest income, including securities gains	95,320	96,878	87,961	51,429	42,855
Securities gains, net	—	189	307	1,078	2,291
Noninterest expense	138,754	132,325	115,397	85,422	75,973
Net income	30,036	27,638	25,327	11,398	10,133
PERFORMANCE:
Earnings per common share - basic (1)	$1.41	$1.35	$1.47	$0.60	$0.56
Earnings per common share - diluted (1)	$1.28	$1.21	$1.32	$0.54	$0.51
Book value per common share (1)	$12.40	$11.07	$9.57	$8.33	$7.76
Cash dividends paid per common share	$0.30	$0.05	$—	$0.02	$—
Dividend payout ratio	21.28%	3.70%	—%	3.33%	—%
Return on average assets	1.11%	1.09%	1.08%	0.55%	0.54%
Return on average shareholders’ equity	12.07%	12.20%	14.19%	7.43%	7.50%
Net interest margin	3.62%	3.58%	3.74%	3.67%	3.66%
END OF PERIOD BALANCE SHEET SUMMARY:
Total Assets	$3,085,225	$2,564,168	$2,477,291	$2,234,795	$1,945,300
Earning assets	2,848,618	2,357,273	2,285,460	2,073,969	1,830,803
Loans, excluding Loans Held-for-Sale	2,253,306	1,893,037	1,777,031	1,623,871	1,403,372
Total loans	2,622,241	2,080,403	2,081,125	1,757,720	1,613,270
Total deposits	2,458,022	2,202,452	2,068,011	1,871,516	1,613,248
Long term borrowings	46,393	56,393	67,527	120,027	142,257
Shareholders’ equity	264,951	236,230	192,888	167,280	140,511
DAILY AVERAGE BALANCE SHEET SUMMARY:
Total Assets	$2,715,759	$2,543,145	$2,345,176	$2,063,169	$1,879,657
Earning assets	2,510,247	2,345,492	2,161,438	1,944,385	1,778,811
Total loans	2,284,245	2,109,575	1,931,714	1,611,825	1,480,618
Total deposits	2,259,825	2,103,465	1,933,473	1,499,451	1,562,617
Long-term debt	48,366	69,008	86,256	125,828	129,102
Shareholders’ equity	248,783	226,457	178,517	153,312	135,132
ASSET QUALITY RATIOS:
Net charge-offs to average loans	0.33%	0.38%	0.60%	1.38%	1.44%
Net charge-offs to average loans excluding covered loans	0.33%	0.39%	0.47%	1.39%	1.44%
Allowance to period-end loans	1.13%	1.78%	1.92%	1.72%	2.00%
Nonperforming assets to total loans, ORE and repossessions	2.61%	3.78%	4.56%	5.59%	6.89%
Allowance to nonperforming loans, ORE and repossessions	0.43x	0.46x	0.41x	0.30x	0.29x
SELECTED RATIOS:
Loans to total deposits	91.67%	85.95%	85.93%	86.77%	86.99%
Average total loans to average earning assets	91.00%	90.00%	89.91%	83.35%	83.34%
Non-Interest Income to Revenue	48.39%	49.83%	47.41%	35.43%	31.01%
Leverage Ratio	10.40%	11.02%	10.18%	9.83%	9.36%
Tier 1 Risk-Based Capital	11.07%	12.71%	12.06%	11.85%	10.87%
Total Risk-Based Capital	12.01%	13.96%	13.43%	13.70%	13.28%
Average equity to average assets	9.16%	8.90%	7.61%	7.43%	7.19%

(1) Historical periods prior to and including December 31, 2013 adjusted for stock dividends

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
Our franchise spans the metropolitan Atlanta market and northern Florida. We also conduct indirect automobile lending, residential mortgage lending and SBA lending activities in twelve Southern states. During 2014, we continued to expand our footprint with the opening of additional offices in our retail banking, mortgage lending, and indirect automobile lending divisions including the commencement of indirect automobile lending activities in Louisiana, expansion of mortgage lending activities into Alabama and the acquisition of a group of retail branches in northern Florida.
Our lending activities are significantly influenced by the local economic environments in the markets we serve. We have organically grown our consumer installment, mortgage, construction and commercial loan portfolios as the economic recession of 2007 to 2009 began to recede in 2012 and 2013. Our loan portfolio is well diversified among consumer, business, and real estate lending. The credit quality of our loan portfolio has continued to improve.
Financial Performance
We recorded net income for 2014 of $30.0 million compared to $27.6 million in 2013, an increase of $2.4 million, or 8.7%. Net income per basic and diluted common share were $1.41 and $1.28, respectively for 2014 and $1.35 and $1.21, respectively, in 2013. The increase of $6.8 million, or 8.2%, in net interest income and decrease in provision expense of $4.9 million, or 90.2%, were the main factors impacting the growth in our earnings for 2014.
We derive approximately half of our revenues from noninterest income sources such as service charges on loan and deposit accounts and fees on other services; income from mortgage banking, indirect automobile, and SBA activities; and gains on ORE sales. The majority of this revenue is earned from gains on sales of originated and brokered loans. We retain servicing on the majority of loans sold which generates servicing revenue over the life of the loans sold.
A portion of our profitability, as with most financial institutions, is dependent upon net interest income, which is the difference between the interest we receive on interest-earning assets, such as loans and securities, and the interest we pay on interest-bearing liabilities, principally deposits and borrowings. Our net interest margin is affected by prevailing interest rates, nonperforming assets and competition among financial institutions for loans and deposits.
We continue to attract new customer relationships, and talented and experienced bankers to support our growth. The focus in 2015 will continue to be on credit quality, revenue growth, expense controls, deposit growth and quality loan growth.
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
The following is a summary of our critical accounting policies that are highly dependent on estimates, assumptions, and judgments.
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
Acquisition Accounting
We account for acquisitions under the acquisition method of accounting. Generally accepted accounting principles require the use of fair values in determining the carrying values of assets and liabilities acquired in a business combination, as well as for specific disclosures. The fair value of a loan portfolio and foreclosed property acquired in a business combination requires greater levels of management estimates and judgment than the remainder of assets or assumed liabilities.
The credit risks inherent and evidenced in our FDIC-assisted transactions resulted in substantially all loans purchased in the transactions having a credit discount. On the date of acquisition, when the loans have evidence of credit deterioration since their origination and we believe it is probable that we will not collect all contractually required principal and interest payments, we refer to the difference between contractually required payments and the cash flows expected to be collected as the non-accretable discount. We must estimate expected cash flows at each future reporting date. Subsequent decreases to the expected cash flows generally result in a provision for loan losses, net of the amount due from the FDIC under the applicable loss share agreement. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges and adjusted accretable discount, which will have a positive effect on interest income.
Because we recorded acquired loans at fair value, we recorded no allowance for loan losses related to the acquired loans on the acquisition date, given that the fair value of the loans acquired incorporates assumptions regarding credit risk. We recorded acquired covered loans at fair value, exclusive of the loss share agreements with the FDIC. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of expected principal, interest and other cash flows.
FDIC Receivable for Loss Share Agreements
We entered into loss share agreements with the FDIC in conjunction with our FDIC-assisted transactions in which the FDIC has agreed to reimburse us for 80% of all losses incurred in connection with the portion of our loan and ORE assets covered under the loss share agreements. We estimated the amount that will be received from the FDIC under the loss share agreements that will result from losses incurred on the covered loans and ORE assets, and we recorded the estimated fair value as a receivable from the FDIC. The FDIC receivable for loss share agreements is measured separately from the related covered assets because it is not contractually embedded in the assets and is not transferable if we sell the assets. We estimated the fair value of the FDIC receivable using the present value of cash flows related to the loss share agreements based on the expected reimbursements for losses and the applicable loss share percentages.
We review and update the fair value of the FDIC receivable prospectively as loss estimates related to covered loans and ORE change. Subsequent decreases in the amount expected to be collected from the covered assets result in a provision for loan losses, an increase in the allowance for loan losses, and a proportional adjustment to the FDIC receivable for the estimated amount to be reimbursed. Subsequent increases in the amount expected to be collected from the covered assets result in the reversal of any previously recorded provision for loan losses and related allowance for loan losses and adjustments to the FDIC receivable, or prospective adjustments to the accretable discount if no provision for loan losses had previously been recorded. We discounted the receivable for the expected timing and receipt of these cash flows using a risk-free rate plus a premium for risk. Fair value accounting incorporates into the fair value of the FDIC receivable an element of the time value of money, which is accreted back into income over the life of the loss share agreements.
Amortization of the FDIC receivable is recorded as an expense over the estimated life of the receivable or the remaining life of the underlying assets, whichever is shorter. The ultimate realization of the FDIC receivable depends on the performance of the underlying covered assets, the passage of time and claims paid by the FDIC.
Other Real Estate ("ORE")
ORE, consisting of properties obtained through foreclosure or through a deed in lieu of foreclosure in satisfaction of loans, is initially reported at fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. Management also considers other factors, including changed economic conditions since the last appraisal, changes in absorption rates, stale appraisals or imprecision and subjectivity of the appraisal process, length of time the property has been on the market and anticipated sales values, which have resulted in adjustments to the collateral value estimates indicated in certain appraisals.

Significant judgments and complex estimates are required in estimating the fair value of ORE. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of ORE. The period of time within which such estimates can be considered current is significantly shortened during periods of market volatility.
At the time of foreclosure or initial possession of collateral, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses, net of amounts covered under loss share agreements with the FDIC. After the transfer to ORE, the fair value, less estimated selling costs, becomes the new cost basis for the ORE. Subsequent declines in the fair value of ORE, net of amounts covered under loss share agreements with the FDIC, below the new cost basis are recognized by a charge to income.
Management reviews the value of ORE on at least a quarterly basis and adjusts the values as appropriate. Generally, a new appraisal is received annually on each ORE property. Any subsequent adjustments to reflect changes in fair value and selling costs are recorded as a component of other noninterest expense or a reduction of any existing valuation allowance on a property by property basis, but not below zero. In response to market conditions and other economic factors, management may utilize liquidation sales as part of its problem asset disposition strategy.
Revenue from ORE operations as well as gains or losses on sales are recorded as a component of noninterest income, net of amounts due to/from the FDIC on ORE covered under loss share agreements. Expenses from ORE operations are recorded as a component of noninterest expense, net of amounts due from the FDIC on ORE covered under loss share agreements.
Capitalized Servicing Assets and Liabilities
We sell indirect automobile loan pools, residential mortgages and SBA loans with servicing retained. When the contractual servicing fees on loans sold with servicing retained are expected to be more than adequate compensation to a servicer for performing the servicing, a capitalized servicing asset is recognized. When the expected costs to a servicer for performing loan servicing are not expected to adequately compensate a servicer, a capitalized servicing liability is recognized. Servicing assets and servicing liabilities are amortized over the expected lives of the serviced loans utilizing the interest method. Management makes certain estimates and assumptions related to costs to service varying types of loans and pools of loans, the projected lives of loans and pools of loans sold, and discount factors used in calculating the present values of servicing fees projected to be received.
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
Loan-Related Revenue Recognition
Loans held for investment (excluding acquired loans) are reported at principal amounts outstanding, net of deferred fees and costs. Interest income and ancillary fees from loans are a primary source of revenue. Interest income is recognized in a manner that results in a level yield on principal amounts outstanding. Rate-related loan fee income, loan origination, and commitment fees, and certain direct origination costs are deferred and amortized as an adjustment of the yield over the contractual lives of the related loans, taking into consideration assumed prepayments. The accrual of interest is discontinued when, in management’s judgment, it is determined that the collectability of interest or principal is doubtful.
For business loans, the accrual of interest is discontinued and the loan categorized as nonaccrual when, in management’s opinion, due to deterioration in the financial position or operations of the borrower, the full repayment of principal and interest is not expected, or principal or interest has been in default for a period of 90 days or more, unless the obligation is both well secured and in the process of collection. Business loans may be returned to accrual status when management expects to collect all principal and interest and the loan has been brought current. Interest received on well collateralized nonaccrual loans is recognized on the cash basis. If the business loan is not well collateralized, payments are applied to reduce principal.
Consumer loans are placed on nonaccrual upon becoming 90 days past due or sooner if, in the opinion of management, the full repayment of principal and interest is not expected. On consumer loans, any payment received on a loan on which the accrual of interest has been suspended is applied to reduce principal.
When a loan is placed on nonaccrual, interest accrued during the current accounting period is reversed and interest accrued in prior periods, if significant, is charged off. Adjustments to principal are made if the collateral related to the loan is deficient.

Income Taxes
We file a consolidated Federal income tax return, as well as tax returns in several states. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. The net deferred tax asset is reviewed at each reporting period to assess the probability of realization of benefits in future periods and whether valuation allowances are appropriate. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded in situations where it is "more likely than not" that a deferred tax asset is not realizable. Management has reviewed all evidence, both positive and negative, and concluded that a valuation allowance against the net deferred tax asset is not needed at December 31, 2014. The calculation of the income tax provision is complex and requires the use of judgments and estimates in its determination.
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
The primary financial instruments we carry at fair value are investment securities, interest rate lock commitments on residential mortgage loans (“IRLCs”), derivative instruments, and residential mortgage loans held-for-sale. We also carry certain impaired loans, foreclosed assets and capitalized servicing rights on residential mortgage and SBA loans at fair value.
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
The credit risk associated with the underlying cash flows of instruments carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumptions used to estimate credit risk incorporated relevant information that a market participant would likely use in valuing an instrument.
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

Results of Operations - 2014 Compared to 2013
Net Income
Our net income for the year ended December 31, 2014, was $30.0 million or $1.41 and $1.28 basic and fully diluted earnings per share, respectively. Net income for the year ended December 31, 2013, was $27.6 million or $1.35 and $1.21 basic and fully diluted earnings per share, respectively. The $2.4 million increase in net income in 2014 compared to 2013 was due primarily to an increase in interest income of $4.1 million, a decrease in provision expense of $4.9 million, and a decrease in interest expense of $2.7 million. Partially offsetting these items was an increase in noninterest expense of $6.4 million. Details of the changes in the various components of net income are discussed below.
Net Interest Income/Margin
Taxable-equivalent net interest income was $90.8 million in 2014 compared to $84.0 million in 2013, an increase of $6.9 million, or 8.2%. Average interest-earning assets in 2014 increased $164.8 million to $2.5 billion, a 7.0% increase when compared to 2013. Average interest-bearing liabilities increased $25.9 million to $1.9 billion, a 1.4% increase. The net interest margin increased by 4 basis points to 3.62% in 2014 when compared to 2013. The primary components of the net interest margin are described below.
Taxable-equivalent interest income had an increase of $4.1 million for 2014 as compared to 2013. Although the yield on interest-earning assets in 2014 reflected an 11 basis point decrease as compared to 2013, the resulting decrease in interest income was offset by the additional interest income earned during 2014 on the net growth of $164.8 million, or 7.0%, in average interest-earning assets, primarily in our loan portfolio. The average balance of loans outstanding in 2014 increased $174.7 million, or 8.3%, to $2.3 billion when compared to 2013 due to the increased number of loan originations and market expansion, net of loan payoffs and problem loan resolutions. However, consistent with changes in market interest rates, the yield on average loans outstanding for 2014 decreased 20 basis points to 4.24% when compared to 2013, primarily in the indirect automobile component of the consumer loan portfolio. Average interest-bearing deposits held at correspondent banks decreased $14.9 million to $49.2 million to fund loan growth throughout 2014.
Interest expense in 2014 decreased $2.7 million, or 19.6%, to $11.2 million, primarily as the result of a 15 basis point decrease in the cost of interest-bearing liabilities, net of a $25.9 million, or 1.4%, increase in average interest-bearing liability balances. The increase in average interest-bearing liabilities for 2014 was primarily used to fund growth in the indirect automobile loan portfolio at various times throughout the year. The reduction in the cost of interest bearing deposits is due to management's strategy of focusing on lower cost core deposits. Average total interest-bearing deposits increased $35.0 million, or 2.1%, to $1.7 billion during 2014 compared to 2013, while average borrowings decreased $9.1 million, or 4.8%, to $180.9 million. The increase in average total interest-bearing deposits was primarily due to an increase of $73.7 million in interest-bearing money market and NOW deposits. The decrease in interest expense in 2014 was primarily attributable to the $1.6 million decrease in subordinated debt expense, as a result of the Company repaying $21 million of subordinated debt during the third quarter of 2013. In addition to this, interest expense on short-term borrowings had a decrease of $323,000, as rates have declined year over year.

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

Average Balances, Interest and Yields

	For the Years Ended December 31,
	2014			2013			2012
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
($ in thousands)
Assets
Interest-earning assets:
Loans (1)	$2,284,245	$96,830	4.24%	$2,109,575	$93,573	4.44%	$1,931,714	$92,566	4.79%
Investment securities (1)	175,174	5,141	2.93	170,265	4,249	2.50	201,048	5,351	2.66
Interest-bearing deposits	49,156	84	0.17	64,032	113	0.18	27,753	33	0.12
Federal funds sold	1,672	1	0.06	1,620	1	0.06	923	1	0.11
Total interest-earning assets	2,510,247	102,056	4.07%	2,345,492	97,936	4.18%	2,161,438	97,951	4.53%
Noninterest-earning assets:
Cash and due from banks	13,605			13,884			12,692
Allowance for loan losses	(30,363)			(33,512)			(28,699)
Premises and equipment	52,666			40,830			33,982
Other real estate	26,327			37,469			37,172
Other assets	143,277			138,982			128,591
Total assets	$2,715,759			$2,543,145			$2,345,176
Liabilities and shareholders' equity
Interest-bearing liabilities:
Demand and money market	$722,448	$1,889	0.26%	$648,734	$1,806	0.28%	$581,577	$1,610	0.28%
Savings	316,439	1,147	0.36	317,845	1,319	0.41	342,806	1,169	0.34
Time	681,915	6,671	0.98	719,205	7,293	1.01	679,940	8,294	1.22
Total interest-bearing deposits	1,720,802	9,707	0.56	1,685,784	10,418	0.62	1,604,323	11,073	0.69
Federal funds purchased	16,947	116	0.68	23,071	174	0.75	29,003	228	0.79
Securities sold under agreements to repurchase	15,064	23	0.15	15,470	21	0.14	13,007	28	0.22
Other short-term borrowings	100,529	259	0.26	82,446	582	0.71	78,769	1,050	1.33
Subordinated debt	46,393	1,113	2.40	60,926	2,733	4.49	67,527	4,242	6.28
Long-term debt	1,973	8	0.41	8,082	33	0.41	18,729	457	2.44
Total interest-bearing liabilities	1,901,708	11,226	0.59%	1,875,779	13,961	0.74%	1,811,358	17,078	0.94%
Noninterest-bearing liabilities and shareholders' equity:
Demand deposits	539,023			417,681			329,150
Other liabilities	26,245			23,228			26,151
Shareholders’ equity	248,783			226,457			178,517
Total liabilities and shareholders' equity	$2,715,759			$2,543,145			$2,345,176
Net interest income/spread		$90,830	3.48%		$83,975	3.44%		$80,873	3.59%
Net interest rate margin			3.62%			3.58%			3.74%

(1) Interest income includes the effects of taxable-equivalent adjustment using a 35% tax rate

Rate/Volume Analysis

	2014 Compared to 2013 Variance Attributed to(1)			2013 Compared to 2012 Variance Attributed to(1)
(in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Loans(2)	$7,532	$(4,275)	$3,257	$8,183	$(7,176)	$1,007
Investment securities(2)	72	820	892	(775)	(327)	(1,102)
Interest-bearing deposits	(25)	(4)	(29)	58	22	80
Federal funds sold	—	—	—	—	—	—
Total interest-earning assets	$7,579	$(3,459)	$4,120	$7,466	$(7,481)	$(15)
Interest-Bearing Deposits:
Demand and money market	$197	$(114)	$83	$187	$9	$196
Savings	(6)	(166)	(172)	(90)	240	150
Time	(391)	(231)	(622)	458	(1,459)	(1,001)
Total interest-bearing deposits	(200)	(511)	(711)	555	(1,210)	(655)
Federal funds purchased	(43)	(15)	(58)	(45)	(9)	(54)
Securities sold under agreements
to repurchase	(1)	3	2	5	(12)	(7)
Other short-term borrowings	110	(433)	(323)	48	(516)	(468)
Subordinated debt	(549)	(1,071)	(1,620)	(384)	(1,125)	(1,509)
Long-term debt	(25)	—	(25)	(172)	(252)	(424)
Total interest-bearing liabilities	$(708)	$(2,027)	$(2,735)	$7	$(3,124)	$(3,117)
(1) The change in interest due to both rate and volume has been allocated to the components in proportion to the relationship of the dollar amounts of the change.
(2) Reflects fully taxable equivalent adjustments using a Federal tax rate of 35%.
Provision for Loan Losses
Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio as of the balance sheet date. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries, net of amounts due from the FDIC under the loss sharing agreements for our FDIC-assisted transactions.
The provision for loan losses was $531,000 in 2014, $5.4 million in 2013, and $13.4 million in 2012. Net charge-offs were $6.7 million in 2014, compared to $6.9 million in 2013, and $10.4 million in 2012. The decrease in the provision in 2014, compared to 2013 was primarily due to improved credit quality in the loan portfolio and a decrease in net charge-offs. Average nonperforming assets were $62.0 million for the year ended December 31, 2014, compared to $75.9 million for the same period in 2013, a decrease of $13.9 million or 18.3%.
The allowance for loan losses as a percentage of loans outstanding at the end of 2014, 2013, and 2012 was 1.13%, 1.78% and 1.91%, respectively.
For additional information on asset quality, refer to the following discussions regarding loans, credit quality, nonperforming assets, and the allowance for loan losses.

Analysis of the Allowance for Loan Losses

The following table outlines the changes in our allowance for losses during the five-year period ended December 31, 2014.

	December 31,
($ in thousands)	2014	2013	2012	2011	2010
Balance at beginning of year	$33,684	$33,982	$27,956	$28,082	$30,072
Charge-offs:
Commercial	5,440	3,820	1,080	2,090	1,264
Construction	361	303	3,476	13,494	11,274
Mortgage	180	634	653	804	656
Consumer	4,303	4,993	4,410	5,638	7,086
Covered	766	300	2,630	—	—
Acquired Non-covered	94	30	77	—	—
Total charge-offs	11,144	10,080	12,326	22,026	20,280
Recoveries:
Commercial	33	425	61	86	28
Construction	2,219	682	678	596	361
Mortgage	76	106	21	44	8
Consumer	1,424	1,757	1,193	849	768
Covered	627	195	—	—	—
Acquired non-covered	59	—	—	—	—
Total recoveries	4,438	3,165	1,953	1,575	1,165
Net charge-offs	6,706	6,915	10,373	20,451	19,115
Provision for loan losses(1)	531	5,440	13,420	20,325	17,125
(Decrease) Increase in FDIC Indemnification Asset	(2,059)	1,177	2,979	—	—
Balance at end of year	$25,450	$33,684	$33,982	$27,956	$28,082
Allowance for loan losses as a percentage of loans	1.13%	1.78%	1.91%	1.72%	2.00%
Allowance for loan losses as a percentage of loans,
excluding covered loans and related allowance	1.12%	1.65%	1.88%	1.81%	—%
Ratio of net charge-offs during period to average
loans outstanding, net	0.33%	0.38%	0.60%	1.38%	1.44%
(1) Net of benefit attributable to FDIC indemnification asset
Net recoveries on construction loans increased by $1.5 million during the year ended December 31, 2014 to a net recovery in 2014 of $1.9 million, compared to net recovery of $379,000 in 2013. Net recoveries on construction loans improved during 2014 primarily due to a recovery of $1.5 million on one relationship during 2014.
Commercial net charge-offs increased $2.0 million during the year ended December 31, 2014 from $3.4 million in 2013 compared to $5.4 million in 2014. This increase was primarily the result of a few large loan charge-offs in 2014.

Noninterest Income
The categories of noninterest income, and the dollar and percentage change between the years ended December 31, 2014 and 2013, are as follows:

	For the Year Ended December 31,		$	%
($ in thousands)	2014	2013	Change	Change
Service charges on deposit accounts	$4,438	$4,156	$282	6.8%
Other fees and charges	4,349	3,871	478	12.3
Mortgage banking activities	55,781	66,560	(10,779)	(16.2)
Indirect lending activities	18,457	9,040	9,417	104.2
SBA lending activities	4,987	3,640	1,347	37.0
Bank owned life insurance	1,673	1,273	400	31.4
Securities gains	—	189	(189)	(100.0)
Other	5,635	8,149	(2,514)	(30.9)
Total noninterest income	$95,320	$96,878	$(1,558)	(1.6)%
Noninterest income for 2014 was $95.3 million compared to $96.9 million in 2013, a 1.6% decrease. This decrease was primarily due to a decreases in revenues from mortgage banking and other noninterest income, partially offset by increases in indirect lending activities and SBA lending activities, as described below.

Noninterest income from indirect lending activities increased to $18.5 million in 2014, compared to $9.0 million in 2013, an increase of 104.2%, primarily due to the increased production from an overall increase in auto sales and expansion into new markets and gain on sale of indirect loans sold with servicing retained. Total indirect loans grew from $1.0 billion in 2013 to $1.4 billion in 2014. In addition to this Indirect loan sales grew from $392.2 million for the year ended December 31, 2013 to $679.9 million for the year ended December 31, 2014. As a result, the associated servicing fee income from the indirect servicing portfolio increased $1.6 million year over year. Also, gain on sales of indirect loans increased by $8.0 million during 2014 to $13.4 million for the year ended December 31, 2014.
Income from SBA lending activities, including gains from the sale of SBA loans and ancillary fees on SBA loans sold with servicing retained, totaled $5.0 million for the year ended December 31, 2014 as compared to $3.6 million for the year ended December 31, 2013, an increase of 37.0% or $1.3 million. This increase occurred primarily due to an increase in production of SBA loans in 2014. Production of SBA loans increased $23.2 million with sales also increasing $15.4 million year over year. Increase in production is attributable to increased focus on lending to franchises and professional practice companies.
Mortgage banking revenues decreased $10.8 million to $55.8 million in 2014, compared to $66.6 million in 2013, a decrease of 16.2%. The decrease was mostly due to a decrease in mortgage loan volume consistent with national trend of declining refinance volume. Mortgage production for the year decreased $551.4 million, or 22% year over year. This resulted in a decrease in the amount of residential mortgage loans sold of $665.8 million, or 29.8% year over year. However, the gain on sale of mortgage loans compared to 2013 decreased only 10.1%, or $4.8 million year over year.
Other noninterest income decreased by $2.5 million during 2014 to $5.6 million, primarily due to a reduction in gain on sale of OREO of $1.6 million, as the OREO portfolio continues to decline through the disposition of problem assets. In addition to this, the decrease in noninterest income was also partially due to an increase of $910,000 in the amortization of the FDIC Indemnification Asset, as expected cash flows on acquired assets continue to improve.
Noninterest Expense
The categories of noninterest expense, and the dollar and percentage change between the years ended December 31, 2014 and 2013 are as follows:

	For the Year Ended December 31,		$	%
($ in thousands)	2014	2013	Change	Change
Salaries and employee benefits	$67,006	$57,645	$9,361	16.2%
Commissions	19,988	24,676	(4,688)	(19.0)
Net occupancy	12,985	10,342	2,643	25.6
Communication	3,897	3,031	866	28.6
Other	34,878	36,631	(1,753)	(4.8)
Total noninterest expense	$138,754	$132,325	$6,429	4.9%
Noninterest expense during 2014 increased $6.4 million, or 4.9%, to $138.8 million when compared to 2013, primarily due to increases in salaries and employee benefits, and increases in net occupancy expenses, as the number of branches continued to grow in 2014, partially offset by a decline in commissions and other expenses.
Salaries and benefits expense increased $9.4 million, or 16.2%, in 2014, compared to 2013. The increase was primarily due to the higher salaries associated with the net addition of 148 full-time equivalent employees during 2014, primarily as a result of opening or acquiring the twelve new branches during the year as well as additional mortgage and SBA locations in 2014 and the associated administrative support functions.
Commissions decreased by $4.7 million, or 19.0% for the year ended December 31, 2014 to $20.0 million as compared to $24.7 million for the year ended December 31, 2013. This decrease occurred primarily as a result of the decrease in production in the mortgage division during 2014 as the commissions are a variable expense that is calculated as a percentage of the loan production in the division.
Communication and net occupancy expenses increased by $3.5 million for the year ended December 31, 2014 to $16.9 million as compared to $13.4 million for the year ended December 31, 2013. The increase in net occupancy expense is primarily due to increases in rental expense and depreciation expense year over year. The increase in communication expense is primarily attributable to increases in telephone and postage expenses over the course of the year. Both of these increases are in relation to increase in number of locations.
Other operating expenses were $34.9 million for the year ended December 31, 2014, a $1.8 million, or 4.8%, decrease compared to $36.6 million for the year ended December 31, 2013 as a result of an overall decrease in ORE expenses, including a reduction of $1.9 million in writedowns of ORE during 2014, as asset quality continues to improve.

Income Tax Expense
The provision for income taxes expense for 2014 and 2013 was $16.4 million and $15.1 million, respectively, with effective tax rates of 35.4% and 35.3%, respectively.

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
Net Interest Income/Margin
Taxable-equivalent net interest income was $84.0 million in 2013 compared to $80.9 million in 2012, an increase of $3.1 million, or 3.8%. Average interest-earning assets in 2013 increased $184.1 million to $2.3 billion, an 8.5% increase when compared to 2012. Average interest-bearing liabilities increased $64.4 million to $1.9 billion, a 3.6% increase. The net interest margin decreased by 16 basis points to 3.58% in 2013 when compared to 2012. The primary components of the net interest margin are described below.
Taxable-equivalent interest income was relatively flat for 2013 at $97.9 million as compared to $98.0 million for 2012. Although the yield on interest-earning assets in 2013 reflected a 35 basis point decrease as compared to 2012, the resulting decrease in interest income was offset by the additional interest income earned during 2013 on the net growth of $184.1 million, or 8.5%, in average interest-earning assets, primarily in our loan portfolio. The average balance of loans outstanding in 2013 increased $177.9 million, or 9.2%, to $2.1 billion when compared to 2012 due to the increased number of loan originations and market expansion, net of loan payoffs and problem loan resolutions. However, consistent with changes in market interest rates, the yield on average loans outstanding for 2013 decreased 35 basis points to 4.4% when compared to 2012, primarily in the indirect automobile component of the consumer loan portfolio. During 2013, the average balance of investment securities decreased $30.8 million as investments that were called or matured and principal cash flows from existing investments were largely invested into loans or used to pay off borrowings and not reinvested into investments. Average interest-bearing deposits held at correspondent banks increased $36.3 million to $64.0 million to fund loan growth throughout 2013.
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
Noninterest Income
The categories of noninterest income, and the dollar and percentage change between the years ended December 31, 2013 and 2012, are as follows:

	For the Year Ended December 31,		$	%
($ in thousands)	2013	2012	Change	Change
Service charges on deposit accounts	$4,156	$4,686	$(530)	(11.3)%
Other fees and charges	3,871	3,360	511	15.2
Mortgage banking activities	66,560	56,332	10,228	18.2
Indirect lending activities	9,040	6,414	2,626	40.9
SBA lending activities	3,640	4,944	(1,304)	(26.4)
Bank owned life insurance	1,273	1,307	(34)	(2.6)
Securities gains	189	307	(118)	(38.4)
Other	8,149	10,611	(2,462)	(23.2)
Total noninterest income	$96,878	$87,961	$8,917	10.1%
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
Noninterest Expense
The categories of noninterest expense, and the dollar and percentage change between the years ended December 31, 2013 and 2012 are as follows:

	For the Year Ended December 31,		$	%
($ in thousands)	2013	2012	Change	Change
Salaries and employee benefits	$57,645	$47,832	$9,813	20.5%
Commissions	24,676	21,817	2,859	13.1
Net occupancy	10,342	9,253	1,089	11.8
Communication	3,031	2,502	529	21.1
Other	36,631	33,993	2,638	7.8
Total noninterest expense	$132,325	$115,397	$16,928	14.7%

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
Communication and net occupancy expenses increased by $1.6 million for the year ended December 31, 2013 to $13.4 million as compared to $11.8 million for the year ended December 31, 2012. The increases in these expense categories occurred due to the opening of additional offices in the retail banking and mortgage lending divisions during 2013.
Other operating expenses were $36.6 million for the year ended December 31, 2013, a $2.6 million, or 7.8%, increase compared to $34.0 million for the year ended December 31, 2012 as a result of higher loan-related expenses due to increases during 2013 in mortgage lending activity and in the balance of the portfolio of loans serviced sold with servicing retained.
Income Tax Expense
The provision for income taxes expense for 2013 and 2012 was $15.1 million and $14.3 million, respectively, with effective tax rates of 35.3% and 36.1%, respectively.

Financial Condition
We manage our assets and liabilities to maximize long-term earnings opportunities while maintaining the integrity of our financial position and the quality of earnings. To accomplish this objective, management strives for efficient management of interest rate risk and liquidity needs. The primary objectives of interest-sensitivity management are to minimize the effect of interest rate changes on the net interest margin and to manage the exposure to risk while maintaining net interest income at acceptable levels. Liquidity is provided by our attempt to carefully structure our balance sheet as well as through both unsecured and secured lines of credit with other financial institutions, the Federal Home Loan Bank of Atlanta (the “FHLB”), and the Federal Reserve Bank of Atlanta (the “FRB”).
The Asset Liability Management Committee (“ALCO”), which is comprised of various senior executives, meets regularly to review our interest rate sensitivity positions and balance sheet mix; monitor our capital position and ratios; review our product offerings and pricing, including rates, fees and charges; monitor our funding needs and sources; and review cash flows to assess our current and projected liquidity.

Market Risk and Interest Rate Sensitivity
Our primary market risk exposures are interest rate risk, credit risk and liquidity risk. We have little or no risk related to trading accounts, commodities, or foreign exchange.
Interest rate risk, which encompasses price risk, is the exposure of our financial condition and earnings ability to withstand adverse movements in interest rates. Accepting this risk can be an important source of profitability and shareholder value; however, excessive levels of interest rate risk can pose a significant threat to assets, earnings, and capital. Accordingly, effective risk management that maintains interest rate risk at prudent levels is essential to our success.
ALCO monitors and considers methods of managing the rate and sensitivity repricing characteristics of the balance sheet components consistent with maintaining acceptable levels of changes in portfolio values and net interest income with changes in interest rates. The primary purposes of ALCO are to manage our interest rate risk consistent with earnings and liquidity, to effectively invest our capital, and to preserve the value created by our core business operations. In addition, our exposure to interest rate risk is compared to established tolerances on at least a quarterly basis by our Board of Directors.
Evaluating our exposure to changes in interest rates includes assessing both the adequacy of the process we use to control interest rate risk and our quantitative levels of exposure. When assessing the interest rate risk management process, we seek to ensure that appropriate policies, procedures, management information systems, and internal controls are in place to maintain interest rate risk at prudent levels with consistency and continuity. Evaluating the quantitative level of interest rate risk exposure requires us to assess the existing and potential future effects of changes in interest rates on our consolidated financial condition, including capital adequacy, earnings, liquidity, and, where appropriate, asset quality.
We utilize a statistical research firm specializing in the banking industry to provide various quarterly reports, as well as other special requests, related to our current and projected financial performance, including rate shock analyses. Data sources include quarterly FDIC Call Reports and the Federal Reserve Y-9C, management assumptions, statistical loan portfolio information, industry norms and financial markets data. For purposes of evaluating rate shock, rate change induced sensitivity tables are used in determining the timing and volume of repayment, prepayment, and early withdrawals. Additionally, we run interest rate risk simulations using an in-house model developed specifically to meet both management's needs for effective interest rate risk monitoring, as well as reporting for all regulatory guidance. Data sources for this model primarily comes from the Bank's databases and assumptions are primarily derived from current and historical Bank data.
The Company regularly reviews interest sensitivity and the economic value of equity under various interest rate scenarios. Interest rate sensitivity analyses quantify the effects of various interest rate scenarios on projected net interest income and net income over the next 12 month and 24 month periods. The model measures the impact on net interest income relative to a base case scenario of hypothetical fluctuations in interest rates over the next 12 months. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and the maturity characteristics of the existing and projected balance sheet. In addition, management reviews the impact of various yield curve scenarios on earnings and cash flows. Our policy states that an immediate and sustained 200 basis point increase or decrease in interest rates should not negatively impact net interest income by more than 10%. Economic value of equity analyses measure the risk of a change in earnings due to changes in interest rates.
The following table summarizes the results of a 12-month forecasting period of an immediate and sustained increase or decrease of 100 and 200 basis points for market interest rates as of December 31, 2014.

Basis Point Change in Interest Rates	% Change in Projected Net Interest Income
+200	6.50%
+100	3.54
-100	-9.80
-200	-23.31
The rate shock analysis at December 31, 2014, indicated that all of the scenarios except the 200 basis point decrease would fall within policy parameters and approved tolerances for net interest income. Given the current relatively low level of market interest rates, an immediate and sustained decrease of 200 basis points is highly doubtful.
Rate shock analysis provides only a limited, point in time view of interest rate sensitivity. The actual impact of interest rate changes upon earnings and net present value may differ from that implied by any static rate shock. In addition, net interest income and net present value under various future interest rate scenarios are affected by multiple other factors not embodied in a static rate shock, including competition, changes in the shape of the Treasury yield curve, divergent movement among various interest rate indices, and the speed with which interest rates change.
The major elements used to manage interest rate risk include the mix of fixed and variable rate assets and liabilities and the maturity and repricing patterns of these assets and liabilities. It is our policy not to invest in derivatives outside of our mortgage hedging process. We perform a quarterly review of assets and liabilities that reprice and the time bands within which the repricing occurs. Balances generally are reported in the time band that corresponds to the instrument’s next repricing date or contractual maturity, whichever occurs first. However, fixed rate indirect automobile loans, mortgage backed securities, and residential mortgage loans are primarily included based on scheduled payments with a prepayment factor incorporated. Through such analyses, we monitor and manage our interest sensitivity to minimize the negative effects of changing interest rates.
Liquidity
Liquidity refers to our ability to generate sufficient cash to meet our financial obligations, which arise primarily from the withdrawal of deposits, extension of credit, and payment of operating expenses. The principal demands for liquidity are new loans, anticipated fundings under credit commitments to customers, and deposit withdrawals. Our liabilities provide liquidity on a day-to-day basis. Daily liquidity needs are met from deposit levels or from our use of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings. We engage in routine activities to retain deposits intended to enhance our liquidity position. These routine activities include various measures, such as the following:

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
In addition to monitoring our interest rate sensitivity, ALCO also manages our liquidity risk. We employ our funds in a manner to provide liquidity from both assets and liabilities sufficient to meet our cash needs. Management seeks to maintain a stable net liquidity position while optimizing operating results, as reflected in net interest income, the net yield on earning assets, and the cost of interest-bearing liabilities. ALCO meets regularly to review the current and projected net liquidity positions and to review actions taken by management to achieve this liquidity objective. While the desired level of liquidity will vary depending on a number of factors, one of the primary goals of ALCO is to maintain a sufficient level of liquidity in both normal operating conditions and in periods of market or industry stress.
Our ongoing philosophy is to remain in a liquid position as reflected by such indicators as the composition of our earning assets, which typically includes some level of federal funds sold, balances at the FRB, repurchase agreements, and/or other short-term investments; asset quality; being in a well-capitalized position; and having profitable operating results. Cyclical and other economic trends and conditions can disrupt the Bank's desired liquidity position at any time. Under such circumstances, our federal funds sold position, or balances at the FRB, if any, serve as the primary sources of immediate liquidity.
In addition to cash and cash equivalents, our investment securities available-for-sale, and the availability of brokered deposits, as of December 31, 2014, we had the following sources of available unused liquidity:

(in thousands)	December 31, 2014
FRB lines	$240,411
FHLB advances	104,276
Unpledged securities	49,267
Unsecured federal funds lines	45,002
Total sources of available unused liquidity	$438,956
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
The Company has limited liquidity, and it relies primarily on interest and dividends from our subsidiaries equity, the debt and equity markets, interest income, management fees, and dividends from the Bank as sources of liquidity. Interest and dividends from subsidiaries ordinarily provide a source of liquidity to a bank holding company. The Bank pays interest to the Company on the Bank’s subordinated debt and, when declared, cash dividends on its preferred stock and common stock. Under the regulations of the GDBF, bank dividends may not exceed 50% of the prior year’s net earnings without approval from the GDBF. If dividends received from the Bank were reduced or eliminated, our liquidity could be adversely affected.

Contractual Obligations and Other Commitments
The following schedule provides a summary of our financial commitments to make future payments, primarily to fund loan and other credit obligations, long-term debt, and rental commitments primarily for the lease of various facilities housing our business development, executive administration and operational support functions as of December 31, 2014. Loan commitments, lines of credit, and letters of credit are presented at contractual amounts; however, since many of these commitments are “revolving” commitments as discussed below and many are expected to expire unused or partially used, the total amount of these commitments does not necessarily reflect future cash requirements. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Commitment Maturity or Payment Due by Period
(in thousands)	1 Year or Less	More Than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More	Total
Commercial real estate, construction and land development	$65,269	$5,188	$—	$—	$70,457
Commercial	73,644	22,692	18,131	10,338	124,805
SBA	6,430	—	—	—	6,430
Home equity	6,070	10,093	9,168	31,374	56,705
Residential mortgage loans	147,068	837	308	741	148,954
Lines of credit	609	3,214	488	1,016	5,327
Standby letters of credit and bankers acceptances	1,586	—	—	—	1,586
Total loan commitments(1)	300,676	42,024	28,095	43,469	414,264
Other borrowings(2)	291,087	—	—	—	291,087
Subordinated debt(3)	—	—	—	46,393	46,393
Rental commitments(4)	4,442	8,290	6,018	6,661	25,411
Purchase obligations(5)	4,766	4,720	3,181	690	13,357
Total commitments and long-term borrowings	$600,971	$55,034	$37,294	$97,213	$790,512

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

(2)	All borrowings are collateralized with investment grade securities or with pledged real estate loans.

(3)
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

On December 23, 2014, the Company entered into Salary Continuation Agreements with certain of its Executives. The agreements are effective January 1, 2015 and provide for either monthly payments or a lump sum benefit payable upon retirement of the Executive. The agreements are subject to vesting and forfeiture provisions. On the same date, the Company revised split-dollar agreements with certain of its Executives. The agreements were filed as an exhibit to Form 8-K on December 24, 2014.

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
Loans
Total loans, which includes loans held for investment and loans held-for-sale, at December 31, 2014 increased by $541.8 million or 26.0% over December 31, 2013. The following table summarizes total loans by loan type.

	December 31,
(in thousands)	2014	2013	2012	2011	2010
Loans held for investment:
Commercial	$524,145	$530,978	$509,243	$442,959	$384,220
SBA	134,766	134,824	121,428	106,381	94,282
Construction	123,994	101,698	89,924	97,710	115,224
Indirect automobile	1,219,232	975,223	930,232	836,845	695,754
Installment	13,372	15,362	18,774	20,330	20,431
Residential mortgage	158,348	60,928	37,785	50,312	34,367
Home equity lines of credit	79,449	74,024	69,645	69,334	59,094
Loans	2,253,306	1,893,037	1,777,031	1,623,871	1,403,372
Allowance for loan losses	(25,450)	(33,684)	(33,982)	(27,956)	(28,082)
Loans, net of allowance for loan losses	$2,227,856	$1,859,353	$1,743,049	$1,595,915	$1,375,290

Total loans:
Loans	$2,253,306	$1,893,037	$1,777,031	$1,623,871	$1,403,372
Loans held-for-sale:
Residential mortgage	181,424	127,850	253,108	90,907	155,029
SBA	12,511	9,516	20,986	12,942	24,869
Indirect automobile	175,000	50,000	30,000	30,000	30,000
Total loans held-for-sale	368,935	187,366	304,094	133,849	209,898
Total loans	$2,622,241	$2,080,403	$2,081,125	$1,757,720	$1,613,270
Loans held for investment at December 31, 2014 grew to $2.3 billion, an increase of $360.3 million or 19.0% over December 31, 2013. New product offerings within residential mortgage, new loan production offices, expansion into new markets, and an overall increase in automobile sales over the prior year were the main drivers of the growth in indirect and residential mortgage loans. Indirect automobile loans increased by $244.0 million or 25.0% and residential mortgage loans increased by $97.4 million or 159.9% over December 31, 2013. Construction loans increased by $22.3 million or 21.9% over December 31, 2013 as single family housing permits continued to grow in our market areas. Growth in commercial loans was offset by continued resolution of acquired loans.
Loans held-for-sale at December 31, 2014 increased by $181.6 million, or 96.9% over December 31, 2013. This increase was primarily attributable to growth in the indirect automobile portfolio of $125.0 million or 250.0% due to an increase in production primarily as a result of an overall increase in auto sales and expanding into new markets. The residential mortgage portfolio increased by $53.6 million or 41.9% as a result of timing of loan sales.
The following table summarizes the scheduled contractual maturity of loans held for investment at December 31, 2014. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due within one year.

	December 31, 2014
(in thousands)	One Year or Less	After One Year Through Five Years	Over Five Years	Total
Commercial	$200,989	$240,822	$82,334	$524,145
SBA	14	2,766	131,986	134,766
Construction	118,787	5,207	—	123,994
Indirect automobile	36,451	569,172	613,609	1,219,232
Installment	5,469	7,448	455	13,372
Residential mortgage	15,787	1,038	141,523	158,348
Home equity lines of credit	21,104	21,516	36,829	79,449
Total loans	$398,601	$847,969	$1,006,736	$2,253,306
The following table summarizes loans held for investment at December 31, 2014 with maturity dates after one year and their sensitivity to interest rate changes.

(in thousands)	December 31, 2014
Fixed interest rates	$1,471,887
Floating or adjustable interest rates	382,818
Total	$1,854,705

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
We maintain a diversified portfolio intended to spread risk and reduce exposure to economic downturns, which may occur in different segments of the economy or in particular industries. Industry and loan type diversification is reviewed at least quarterly. Management has taken numerous steps to reduce credit risk in the loan portfolio and to strengthen the credit risk management team and processes. In addition, credit policies are continually reviewed and revised as necessary. Experienced managers are in place, strengthening lending areas and Credit Administration.
The provision for loan losses for the year ended December 31, 2014, decreased to $531,000 compared to $5.4 million for the year ended December 31, 2013, primarily due to a decrease in net charge-offs and improvements in expected cash flows on acquired loans. Net charge-offs in 2014 decreased slightly to $6.7 million compared to $6.9 million during 2013, largely due to an increase in net construction recoveries. This increase was primarily a result of a $1.5 million recovery on one relationship in 2014. In addition, charge-offs for 2014 included $1.2 million relating to one commercial relationship which was carried as a specific reserve at December 31, 2013. The provision for acquired loans decreased $1.1 million in 2014 compared to 2013. This decrease is a function of the continued improvement in market conditions as well as improved cash flows on acquired loans and favorable resolution of acquired assets.
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
Nonperforming Assets
Nonperforming assets consist of nonaccrual loans, troubled debt restructured loans, repossessions, and other real estate. Nonaccrual loans are loans on which the interest accruals have been discontinued when it appears that future collection of principal or interest according to the contractual terms may be doubtful. Troubled debt restructured loans are those loans whose terms have been modified, because of economic or legal reasons related to the debtors’ financial difficulties and provide a concession to the borrower such as, a reduction in principal, change in terms, or modification of interest rates to below market levels. The Bank had $21.0 million in troubled debt restructured loans at December 31, 2014, of which $16.6 million were accruing loans and $4.4 million are on nonaccrual and included in nonperforming assets in the table below. Repossessions include vehicles and other personal property that have been repossessed as a result of payment defaults.

	December 31,
($ in thousands)	2014	2013	2012	2011	2010
Nonaccrual loans	$34,856	$40,531	$41,487	$60,413	$76,545
Loans past due 90 days or more and still accruing	827	—	—	116	—
Repossessions	1,183	1,219	1,625	1,423	1,119
Other real estate - non-covered	14,983	24,791	28,975	21,058	20,525
Other real estate - covered	7,581	6,191	10,781	9,468	—
Total nonperforming assets	$59,430	$72,732	$82,868	$92,478	$98,189
Ratio of loans past due 90 days or more and
still accruing to total loans	0.04%	—%	—%	0.01%	—%
Ratio of nonperforming assets to total loans,
repossessions and ORE	2.61%	3.78%	4.56%	5.59%	6.89%
The decrease in nonperforming assets from December 31, 2013, to December 31, 2014, primarily resulted from a decrease in nonaccrual loans and non-covered ORE. Our noncovered nonperforming assets decreased $13.3 million or 18.3%.

Management believes it has been proactive in charging down and charging off these nonperforming assets as appropriate. Management’s assessment of the overall loan portfolio is that loan quality and performance have improved in recent years. Management is being aggressive in evaluating credit relationships and proactive in addressing problems.
When a loan is classified as nonaccrual, to the extent collection is in question, previously accrued interest is reversed and interest income is reduced by the interest accrued in the current year. If any portion of the accrued interest was accrued in a previous period, accrued interest is reduced and a charge for that amount is made to the allowance for loan losses. For 2014, the gross amount of interest income that would have been recorded on nonaccrual loans, if all such loans had been accruing interest at the original contract rate, was approximately $1.5 million compared to $1.9 million and $2.1 million during 2013 and 2012, respectively. For additional information on nonaccrual loans see “Critical Accounting Policies—Allowance for Loan Losses.”
Allowance for Loan Losses
As discussed in “Critical Accounting Policies—Allowance for Loan Losses,” the allowance for loan losses is established and maintained through provisions charged to operations. Such provisions are based on management’s evaluation of the loan portfolio including current economic conditions, loan portfolio concentrations, past loan loss experience, adequacy of underlying collateral, and such other factors which, in management’s judgment, deserve consideration in estimating loan losses. Loans are charged off when, in the opinion of management, such loans are deemed to be uncollectable. Subsequently, recoveries are added to the allowance.
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
The allowance for loan losses for the homogeneous pools is based on historical net charge-off rates adjusted for current changes in these trends. Nonperforming commercial loans with outstanding balances exceeding $50,000, as well as certain other performing loans with greater than normal credit risk characteristics, are not treated as homogeneous pools and are instead individually reviewed for a specific allocation. The specific allowance for these individually reviewed loans is based on a specific loan impairment analysis.
The unallocated portion of the allowance reflects a margin for the imprecision inherent in estimates of the range of the probable credit losses.
At December 31, 2014, the allowance for loan losses was $25.5 million, or 1.13% of loans, compared to $33.7 million, or 1.78% of loans, at December 31, 2013. Net charge-offs as a percent of average loans outstanding improved slightly from 0.33% in 2014 compared to 0.38% for 2013.
The table below presents the allocated loan loss reserves by loan type as of December 31, 2014 and 2013.

	December 31,		Decrease
(in thousands)	2014	2013
Commercial	$12,967	$17,348	$(4,381)
Construction	1,486	2,044	(558)
Consumer	6,300	6,410	(110)
Mortgage	3,251	3,376	(125)
Covered	555	3,331	(2,776)
Acquired, Non-covered	160	278	(118)
Unallocated	731	897	(166)
Total allocated loan loss reserve by loan type	$25,450	$33,684	$(8,234)
Our allowance allocated to commercial loans decreased by $4.4 million during 2014, to $13.0 million compared to $17.3 million at the end of 2013. The decrease is related to improvement in qualitative factors which directly impact this portfolio and a decrease in specific reserves required on impaired loans, partially offset by an increase in charge-offs which increased the loss factor. There was also a decrease of $2.8 million in the allowance on our acquired loan portfolio as expected cash flows continue to improve and we continue to resolve the problem loans in this portfolio.

Allocation of the Allowance for Loan Losses

	December 31, 2014		December 31, 2013		December 31, 2012
($ in thousands)	Allowance	%(1)	Allowance	%(1)	Allowance	%(1)
Commercial (2)	$12,967	28.2%	$17,348	33.1%	$13,965	32.5%
Construction	1,486	5.3	2,044	4.9	7,578	4.3
Mortgage	3,251	10.2	3,376	6.6	3,122	5.3
Consumer	6,300	54.6	6,410	52.2	6,135	53.2
Covered	555	1.5	3,331	3.1	1,964	4.3
Acquired, Non-covered	160	0.1	278	0.2	188	0.3
Unallocated	731	—	897	—	1,030	—
Total	$25,450	100.0%	$33,684	100.0%	$33,982	100.0%

	December 31, 2011		December 31, 2010
($ in thousands)	Allowance	%(1)	Allowance	%(1)
Commercial (2)	$9,183	31.4%	$7,532	34.1%
Construction	8,262	5.5	9,286	8.2
Mortgage	2,535	5.7	2,570	6.7
Consumer	6,040	52.6	7,598	51.0
Covered	—	4.6	—	—
Acquired, Non-covered	—	0.1	—	—
Unallocated	1,936	—	1,096	—
Total	$27,956	100.0%	$28,082	100.0%
  (1) Percentage of respective loan type to loans.
(2) Includes allowance allocated for commercial loans and SBA loans.
Investment Securities
The primary objectives in managing the investment securities portfolio include maintaining a portfolio of high quality investments with competitive returns while providing for pledging and liquidity needs within overall asset and liability management parameters. We maintain a relatively high percentage of the investment securities portfolio as available-for-sale to meet possible liquidity needs related to cash flows, the level of loan production, current interest rate risk strategies and the potential future direction of market interest rate changes. The held-to-maturity investment securities are primarily utilized for pledging as collateral for public deposits.

	December 31,
	2014		2013		2012
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$25,717	$26,284	$21,123	$21,039	$10,120	$10,480
Municipal securities	14,170	14,860	14,699	14,769	18,316	19,249
Residential mortgage-backed securities	105,165	108,446	131,481	133,057	120,212	124,638
Total available-for sale	$145,052	$149,590	$167,303	$168,865	$148,648	$154,367

Investment securities held-to-maturity:
Residential mortgage-backed securities	$3,072	$3,414	$4,051	$4,437	$6,162	$6,723
Commercial mortgage-backed securities	4,277	4,277	—	—	—	—
Total held-to-maturity	$7,349	$7,691	$4,051	$4,437	$6,162	$6,723
Investment securities available for sale at December 31, 2014 decreased $19.3 million or 11.4% from December 31, 2013, primarily the result of normal principal reductions. Investment securities available for sale at December 31, 2013 increased $14.5 million or 9.4% over December 31, 2012, primarily the result of purchasing mortgage-backed securities to better position the portfolio for anticipated increases in loan production, partially offset by normal principal reductions.
Investment securities held-to-maturity at December 31, 2014 increased $3.3 million or 81.4% over December 31, 2013, primarily the result of purchasing a commercial mortgage backed security associated with a low-income housing project in one of our markets. Investment securities held-to-maturity at December 31, 2013 decreased $2.1 million or 34.3% from December 31, 2012, primarily the result of normal principal reductions.

The amortized cost and fair value of investment securities are categorized in the following table by contractual maturity. Securities not due at a single maturity (i.e., mortgage-backed securities) are shown separately.

	December 31, 2014			December 31, 2013
(in thousands)	Amortized Cost	Fair Value	Average Yield(1)	Amortized Cost	Fair Value	Average Yield(1)
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises
Due five years through ten years	$24,713	$25,210	2.54%	$19,605	$19,553	2.59%
Due after ten years	1,004	1,074	3.46	1,518	1,486	2.97
Municipal securities(2)
Due within one year	817	819	2.07	—	—	—
Due after one year through five years	885	895	5.83	1,716	1,745	4.01
Due five years through ten years	688	727	5.38	691	700	5.38
Due after ten years	11,780	12,419	5.97	12,292	12,324	5.89
Residential mortgage-backed securities	105,165	108,446	2.77	131,481	133,057	2.47
Total available-for sale	$145,052	$149,590		$167,303	$168,865

Investment securities held-to-maturity:
Residential mortgage-backed securities	$3,072	$3,414	4.92%	$4,051	$4,437	4.92%
Commercial mortgage-backed securities	4,277	4,277	3.63	—	—	—
Total held-to-maturity	$7,349	$7,691		$4,051	$4,437

(1)	Weighted average yields are calculated on the basis of the carrying value of the security.

(2)	Average yields reflect the effect of taxable equivalent adjustments using a 35% tax rate.
Deposits
Deposits are a primary source of funding for us and provide us with the ability to successfully meet both short-term and long-term liquidity needs. While retail deposits are a primary source of funding and provide a customer base for cross-selling additional products and services, we also emphasize commercial accounts as an opportunity for growth and to meet our business customers' needs. We also utilize brokered deposits as a funding source, although to a lesser degree.
Total deposits of $2.5 billion at December 31, 2014 increased by $255.6 million, or 11.6% compared to December 31, 2013. The overall increase occurred primarily due to the assumption of deposits from six branches in northern Florida during September 2014. Core deposits, which are comprised of noninterest-bearing demand; interest-bearing demand, and savings deposits, increased $153.1 million or 10.1% also increased as a result of our continuing transaction account acquisition initiative, particularly in commercial accounts. Time deposits at December 31, 2014 increased $102.5 million or 14.9% which included an increase in brokered deposits at year end 2014 due to timing of loan sales, partially offset by the continued planned reduction in higher rate maturing time deposit accounts.
The following table summarizes average balances and interest rates paid by category for the last three years.

	For the Year Ended December 31,
	2014			2013			2012
(Dollars in thousands)	Average Amount	Rate	% of Total	Average Amount	Rate	% of Total	Average Amount	Rate	% of Total

Noninterest-bearing demand deposits	$539,023	—%	23.9%	$417,681	—%	19.9%	$329,150	—%	17.0%
Demand and money market	722,448	0.26	32.0	648,734	0.28	30.8	581,577	0.28	30.1
Savings deposits	316,439	0.36	14.0	317,845	0.41	15.1	342,806	0.34	17.7
Time deposits	681,915	0.98	30.2	719,205	1.01	34.2	679,940	1.22	35.2
Total average deposits	$2,259,825	0.43	100.0%	$2,103,465	0.50	100.0%	$1,933,473	0.57	100.0%

Total average deposits for 2014 increased $156.4 million, or 7.4% over 2013. Average core deposits for 2014 increased $193.7 million, or 14.0% over 2013, primarily due to growth from the continuing transaction account initiative as well as the above-mentioned branch acquisition. Time deposits for 2014 decreased $37.3 million, or 5.2% from 2013, primarily due to the planned reduction in maturing higher rate time deposits, partially offset by retail time deposits assumed as part of the branch acquisition. Total average deposits for 2013 increased $170.0 million or 8.79% over 2012, with $130.7 million of the increase coming from core deposits. The increase in core deposits was primarily due to the transaction account initiative as well as our customers' preference to retain balances in account types that provide flexibility to easily access their funds if rates rise, due to the continued low market interest rate environment.
As a result of our organic branch growth, our branch acquisitions, and our continuing transaction account initiative, we have shifted our deposit mix toward lower cost core deposits over the last two years, resulting in a decrease of 14 bps in the average rate on deposits. The decrease in the average rate on deposits was primarily the result of the shift in deposit mix as well as the continued low market interest rate environment.
The following table summarizes scheduled maturities for time deposits $100,000 and greater as of December 31, 2014.

(in thousands)	December 31, 2014
Three months or less	$46,300
Over three through six months	62,663
Over six through twelve months	124,080
Over 12 months	134,684
Total time deposits $100,000 and greater	$367,727

Interest Rate and Maturity Distribution of Borrowings
We use our borrowing capability with the FHLB as our primary funding source for borrowings. We enter into FHLB advances with terms that are consistent with our interest rate risk position at the time we enter into each advance. All FHLB advances are collateralized with qualifying residential mortgage, home equity and commercial real estate loans and, from time to time, agency notes or agency mortgage-backed securities.
We had $160.0 million and $45.0 million in fixed rate FHLB advances outstanding at December 31, 2014 and 2013, respectively. In addition, we utilized variable rate overnight funding sources of $131.1 million and $14.2 million at December 31, 2014 and 2013, respectively. The increase over December 31, 2013 was primarily the result of increased indirect automobile and residential mortgage loan production.
The maturity distribution and interest rate characteristics of our FHLB advances and federal funds purchased at December 31, 2014 and 2013 are presented in the table below:

($ in thousands)			December 31,
Borrowing Type	Interest Rate	Maturity Date	2014	2013
Overnight repurchase agreements	0.15%	January 1, 2014	$—	$14,233
	0.17	January 1, 2015	14,087	—
FHLB Daily Rate Credit Advance	0.37	July 2, 2015	35,000	—
FHLB Fixed Rate Credit Advance	0.32	March 11, 2014	—	15,000
	0.31	April 1, 2014	—	10,000
	0.41	June 20, 2014	—	10,000
	0.23	January 23, 2015	50,000	—
	0.19	January 28, 2015	25,000	—
	0.24	February 24, 2015	50,000	—
	0.41	March 12, 2015	10,000	10,000
	0.26	June 19, 2015	25,000	—
Overnight Federal Funds Purchased	0.49	July 2, 2015	82,000	—
Total other borrowings			$291,087	$59,233

Schedule of Short-term Borrowings
The following information for the years ended December 31, 2014, 2013 and 2012 pertains to our federal funds purchased, overnight repurchase agreements, and FHLB advances.

($ in thousands)
Years Ended December 31,	Maximum Outstanding at any Month End	Average Balance	Average Interest Rate During the Year	Ending Balance	Weighted Average Interest Rate at Year End
2014	$291,087	$132,540	0.30%	$291,087	0.32%
2013	234,536	120,987	0.64	59,233	0.29
2012	205,231	120,779	1.08	125,660	1.13
Subordinated Debt
At both December 31, 2014 and 2013, we had $46.4 million in trust preferred securities classified as subordinated debt in our consolidated financial statements, including $1.4 million in subordinated debt incurred to acquire stock in our three unconsolidated trust preferred subsidiaries.
On September 8, 2013, we redeemed two series of our trust preferred securities previously issued in 2000 with an aggregate outstanding principal amount of $20.5 million.
On August 20, 2007, we issued $20.0 million in fixed-floating rate capital securities of Fidelity Southern Statutory Trust III with a liquidation value of $1,000 per security. Interest was fixed at 6.62% for five years and converted to a floating rate, which adjusts quarterly at a rate per annum equal to the three-month LIBOR plus 1.40%, with a rate of 1.64% at both December 31, 2014 and 2013. The issuance has a final maturity of 30 years, but may be redeemed with regulatory approval at any distribution payment date on or after September 15, 2012, or at any time upon certain events, such as a change in the regulatory treatment of the trust preferred securities, at the redemption price of 100%.
On March 17, 2005, we issued $10.0 million in floating rate capital securities of Fidelity Southern Statutory Trust II with a liquidation value of $1,000 per security. Interest adjusts quarterly at a rate per annum equal to the three-month LIBOR plus 1.89%.with a rate of 2.13% at both December 31, 2014 and 2013 . The issuance has a final maturity of 30 years, but may be redeemed at any distribution payment date on or after March 17, 2010, at the redemption price of 100%.
On June 26, 2003, we issued $15.0 million in Floating Rate Capital Securities of Fidelity Southern Statutory Trust I with a liquidation value of $1,000 per security. Interest adjusts quarterly at a rate per annum equal to the three-month LIBOR plus 3.10%. The rates in effect on December 31, 2014 and 2013, was 3.35%. The issuance has a final maturity of 30 years, but may be redeemed at any distribution payment date on or after June 26, 2008, at the redemption price of 100%.
The trust preferred securities were sold in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Act”) and were not registered under the Act. The payments to the trust preferred securities holders are fully tax deductible.
The $45.0 million of trust preferred securities issued by our trust subsidiaries, as of December 31, 2014 and 2013, are not consolidated for financial reporting purposes. Thus, the equity investments in the subsidiaries we created to issue the obligations, the obligations themselves, and related dividend income and interest expense are reported on an unconsolidated basis, with the investments in the amount of $1.4 million at December 31, 2014, and 2013, reported as other assets and dividends included as other noninterest income. The obligations, including the amount related to the equity investments, in the amount of $46.4 million at December 31, 2014, and 2013, respectively, are reported as subordinated debt, with related interest expense reported as interest on subordinated debt in our consolidated financial statements.
We included the $45.0 million of trust preferred securities in our Tier 1 capital at December 31, 2014 and 2013 as an element of restricted core capital. Restricted core capital elements are subject to an aggregate 25% of Tier 1 capital, net of goodwill limitation, as defined by the regulatory risk-based capital standards for bank holding companies. These standards also require that trust preferred securities be excluded from Tier 1 capital within five years of the maturity of the underlying junior subordinated notes issued. Our first junior subordinated note matures in June 2033.
Shareholders’ Equity
Shareholders’ equity at December 31, 2014 and 2013, was $265.0 million and $236.2 million, respectively. The $28.7 million increase in shareholders' equity over December 31, 2013 was primarily the result of the net income for 2014, partially offset by dividends paid to common shareholders during 2014.

At December 2014, the U.S. Treasury held a warrant (the "Warrant")to purchase up to 2,665,946 and shares of our common stock at an exercise price of $2.71 per share, as adjusted for stock dividends. In December 2008, as part of the U.S. Treasury’s Capital Purchase Program, the Treasury purchased 48,200 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the "Preferred Stock"), and the Warrant for an aggregate purchase price of $48.2 million in cash. On June 27, 2012, the Treasury sold all of its shares of the Company’s Preferred Stock in a public offering as part of a modified Dutch auction process. The Company did not receive any proceeds from this auction.
On June 10, 2013, we closed a $60.0 million public offering of common stock at $12.00 per share, and on June 18, 2013, the underwriters exercised their option of the allotment shares for an additional $9.0 million in capital. The proceeds were used to redeem all of the Preferred Stock and two series of our trust preferred securities with an aggregate outstanding principal amount of $20.5 million.
Recent Accounting Pronouncements
In February 2015, the Financial Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-02 "Consolidation (Topic 810): Amendments to the Consolidation Analysis." The amendments in this standard provide guidance for performing a consolidation analysis and all reporting entities will be within the scope of Topic 810. As a result, limited partnerships will be considered VIEs, unless a scope exception applies; three of the six criteria for determining if fees paid to a decision maker or service provider represent a variable interest were eliminated; reduces the extent to which related party arrangements cause an entity to be considered a primary beneficiary, and eliminates the deferral of ASU 2009-17 for certain investment funds. The amendments are effective for entities during annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this ASU is not expected to have a significant impact on the Company's Consolidated Financial Statements.
In January 2015, the FASB issued ASU 2015-01 "Income Statement-Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items." The new guidance eliminates the concept of an extraordinary item. As a result, an entity will no longer segregate an extraordinary items from the results of ordinary operations; separately present an extraordinary on its income statement, net of tax, after income from continuing operations; and disclose income taxes and EPS data applicable to an extraordinary item. The ASU does not affect the reporting and disclosure requirements for an event that is unusual in nature or that occurs infrequently. The amendments are effective for entities during annual reporting periods beginning after December 15, 2015, and interim reporting periods therein and those requirements may be applied prospectively or retrospectively. Early adoption is permitted. The adoption of this ASU is not expected to have a significant impact on the Company's Consolidated Financial Statements.
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
In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers." The amendments in this guidance indicate that entities should recognize revenue to reflect the transfers of goods or services to customers in an amount equal to the consideration the entity receives or expects to receive. The amendments will be effective for entities during annual reporting periods beginning after December 15, 2016, and interim reporting periods therein and those requirements should be applied retrospectively. Early adoption is not permitted. The Company is continuing to evaluate the impact of this ASU.

In January 2014, the FASB issued ASU 2014-04 "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." The amendments clarify when an in substance repossession or foreclosure occurs, such that the loan should be derecognized and real estate property should be recognized. The amendments will be effective for entities during annual reporting periods beginning after December 15, 2014, and interim reporting periods therein and those requirements should be applied prospectively. Early adoption is permitted. The adoption of this ASU is not expected to have a significant impact on the Company’s Consolidated Financial Statements.
In July 2013, the FASB issued ASU 2013-11 "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists". The amendments address the uniformity of the presentation of unrecognized tax benefits. The amendments in this guidance will be effective for entities during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein and those requirements should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoption was permitted. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.
Other accounting standards that have been issued or proposed by the FASB or other standard-settings bodies are not expected to have a material impact on the Company financial position, results of operations or cash flows.

CONSOLIDATED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following tables set forth, for the periods indicated, certain consolidated quarterly financial information. This information is derived from unaudited consolidated financial statements that include, in the opinion of management, all normal recurring adjustments which we consider necessary for a fair presentation of the results for such periods. The results for any quarter are not necessarily indicative of results for any future period. This information should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report.

	2014
(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$26,633	$25,891	$26,065	$23,078
Interest expense	3,018	2,727	2,674	2,807
Net interest income	23,615	23,164	23,391	20,271
Provision for loan losses	556	1,859	566	(2,450)
Securities gains, net	—	—	—	—
Noninterest income	24,711	27,908	23,318	19,383
Noninterest expense	36,645	35,710	33,743	32,656
Income before income taxes	11,125	13,503	12,400	9,448
Income tax expense	3,912	4,701	4,442	3,385
Net income available to common equity	$7,213	$8,802	$7,958	$6,063
Earnings per common share:
Basic(1)	$0.34	$0.41	$0.37	$0.28
Diluted(1)	$0.31	$0.38	$0.34	$0.26
Weighted average shares outstanding - basic	21,343	21,318	21,301	21,288
Weighted average shares outstanding - diluted	23,544	23,463	23,427	23,447

	2013
(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$23,777	$24,930	$23,874	$24,975
Interest expense	2,920	3,400	3,741	3,900
Net interest income	20,857	21,530	20,133	21,075
Provision for loan losses	273	1,121	601	3,445
Securities gains, net	188	—	1	—
Noninterest income	17,753	25,844	28,241	25,047
Noninterest expense	32,539	34,102	33,129	32,555
Income before income taxes	5,798	12,151	14,644	10,122
Income tax expense	1,937	4,298	5,211	3,631
Net income	3,861	7,853	9,433	6,491
Preferred stock dividends and accretion of discount	—	(817)	(823)	(823)
Net income available to common equity	$3,861	$7,036	$8,610	$5,668
Earnings per common share:
Basic(1)	$0.18	$0.33	$0.52	$0.37
Diluted(1)	$0.16	$0.30	$0.46	$0.33
Weighted average shares outstanding - basic (1)	21,332	21,290	16,567	15,259
Weighted average shares outstanding - diluted (1)	23,496	23,415	18,567	17,236
(1) Historical periods prior to and including December 31, 2013 adjusted for stock dividends
Consolidated quarterly financial information (unaudited) presented above reflects the impact of acquisitions as of and for the periods following the acquisition date.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
See Item 7, “Market Risk” and “Interest Rate Sensitivity” for a quantitative and qualitative discussion about our market risk.

Item 8.    Financial Statements and Supplementary Data

Management's Report on Internal Control over Financial Reporting

Management of Fidelity Southern Corporation (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. Management has assessed the effectiveness of internal control over financial reporting using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework).
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
Based on the testing performed using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework), management of the Company believes that the company's internal control over financial reporting was effective as of December 31, 2014.
The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

FIDELITY SOUTHERN CORPORATION

by	/s/ JAMES B. MILLER, JR.
James B. Miller, Jr.
Chief Executive Officer and Chairman of the Board

by	/s/ STEPHEN H. BROLLY
Stephen H. Brolly
Chief Financial Officer

March 10, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Fidelity Southern Corporation
We have audited the accompanying consolidated balance sheets of Fidelity Southern Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2014.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fidelity Southern Corporation and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fidelity Southern Corporation and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 10, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 10, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Fidelity Southern Corporation
We have audited Fidelity Southern Corporation and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Fidelity Southern Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Fidelity Southern Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fidelity Southern Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2014 of Fidelity Southern Corporation and subsidiaries and our report dated March 10, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 10, 2015

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
($ in thousands)
Assets
Cash and due from banks	$13,246	$17,599
Interest-bearing deposits with banks	58,359	95,555
Federal funds sold	—	3,405
Cash and cash equivalents	71,605	116,559
Investment securities available-for-sale	149,590	168,865
Investment securities held-to-maturity	7,349	4,051
Loans held-for-sale (includes loans at fair value: $181,424 and $127,850, respectively)	368,935	187,366
Loans (includes covered loans of $34,813 and $58,365, respectively)	2,253,306	1,893,037
Allowance for loan losses	(25,450)	(33,684)
Loans, net of allowance for loan losses	2,227,856	1,859,353
Premises and equipment, net	60,857	44,555
Other real estate, net (includes covered assets of $7,581 and $6,191, respectively)	22,564	30,982
Bank owned life insurance	59,553	33,855
Servicing rights	64,897	53,202
Other assets	52,019	65,380
Total assets	$3,085,225	$2,564,168

Liabilities
Deposits
Noninterest-bearing demand deposits	$558,018	$488,224
Interest-bearing deposits	1,900,004	1,714,228
Total deposits	2,458,022	2,202,452
Other borrowings	291,087	59,233
Subordinated debt	46,393	46,393
Other liabilities	24,772	19,860
Total liabilities	2,820,274	2,327,938
Shareholders' equity
Preferred stock, no par value. Authorized 10,000,000; zero issued	—	—
Common stock, no par value. Authorized 50,000,000; issued and outstanding 21,365,098 and 21,342,549, respectively	162,575	159,346
Accumulated other comprehensive income, net of tax	2,814	968
Retained earnings	99,562	75,916
Total shareholders’ equity	264,951	236,230
Total liabilities and shareholders’ equity	$3,085,225	$2,564,168
See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2014	2013	2012
($ in thousands, except per share data)
Interest income:
Loans, including fees	$96,664	$93,439	$92,493
Investment securities:
Taxable interest income	4,505	3,567	4,474
Nontaxable interest income	413	443	570
Federal funds sold and bank deposits	85	114	33
Total interest income	101,667	97,563	97,570
Interest expense:
Deposits	9,707	10,418	11,073
Other borrowings	406	810	1,763
Subordinated debt	1,113	2,733	4,242
Total interest expense	11,226	13,961	17,078
Net interest income	90,441	83,602	80,492
Provision for loan losses	531	5,440	13,420
Net interest income after provision for loan losses	89,910	78,162	67,072
Noninterest income:
Service charges on deposit accounts	4,438	4,156	4,686
Other fees and charges	4,349	3,871	3,360
Mortgage banking activities	55,781	66,560	56,332
Indirect lending activities	18,457	9,040	6,414
SBA lending activities	4,987	3,640	4,944
Bank owned life insurance	1,673	1,273	1,307
Securities gains	—	189	307
Other	5,635	8,149	10,611
Total noninterest income	95,320	96,878	87,961
Noninterest expense:
Salaries and employee benefits	67,006	57,645	47,832
Commissions	19,988	24,676	21,817
Occupancy	12,985	10,342	9,253
Communication	3,897	3,031	2,502
Other	34,878	36,631	33,993
Total noninterest expense	138,754	132,325	115,397
Income before income tax expense	46,476	42,715	39,636
Income tax expense	16,440	15,077	14,309
Net income	30,036	27,638	25,327
Preferred stock dividends and accretion of discount	—	(2,463)	(3,293)
Net income available to common equity	$30,036	$25,175	$22,034

Earnings per common share:
Basic	$1.41	$1.35	$1.47
Diluted	$1.28	$1.21	$1.32

Net income	$30,036	$27,638	$25,327
Other comprehensive income (loss), net of tax:
Change in net unrealized gains/(losses) on available-for-sale securities, net of income taxes of $1,130, $1,508, and $17	1,846	(2,460)	25
Adjustment for net gains included in net income, net of tax of $0, $72, and $117	—	(117)	(190)
Other comprehensive income (loss), net of tax	1,846	(2,577)	(165)
Total comprehensive income	$31,882	$25,061	$25,162
 See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Accumulated Other Comprehensive Income (Loss) Net of Tax	Retained Earnings	Total
(in thousands, except per share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2011	48	$46,461	13,323	$74,219	$3,710	$42,890	$167,280
Net income	—	—	—	—	—	25,327	25,327
Other comprehensive income, net of tax	—	—	—	—	(165)	—	(165)
Comprehensive income	—	—	—	—	—	—	25,162
Common stock issued and share-based compensation recorded under:
Employee benefit plans, including tax benefit	—	—	691	2,712	—	—	2,712
Restricted stock retired	—	—	(11)	(40)	—	—	(40)
Dividend reinvestment plan	—	—	24	197	—	—	197
Accretion of discount on preferred stock	—	883	—	—	—	(883)	—
Preferred stock dividend paid	—	—	—	—	—	(2,410)	(2,410)
Common stock dividend	—	—	753	6,991	—	(6,991)	—
Cash paid for fractional interest associated with stock dividend	—	—	—	—	—	(13)	(13)
Balance at December 31, 2012	48	$47,344	14,780	$84,079	$3,545	$57,920	$192,888
Net income	—	—	—	—	—	27,638	27,638
Other comprehensive (loss), net of tax	—	—	—	—	(2,577)	—	(2,577)
Comprehensive income	—	—	—	—	—	—	25,061
Common stock issued and share-based compensation recorded under:
Employee benefit plans, including tax benefit	—	—	384	3,679	—	—	3,679
Restricted stock retired	—	—	(33)	(345)	—	—	(345)
Dividend reinvestment plan	—	—	29	410	—	—	410
Preferred stock redemption, including accretion of discount	(48)	(47,344)	—	—	—	(856)	(48,200)
Stock issuance	—	—	5,750	65,419	—	—	65,419
Preferred stock dividend paid	—	—	—	—	—	(1,607)	(1,607)
Common stock dividend	—	—	433	6,104	—	(6,104)	—
Cash dividends paid ($0.05 per share)	—	—	—	—	—	(1,053)	(1,053)
Cash paid for fractional interest associated with stock dividend	—	—	—	—	—	(22)	(22)
Balance at December 31, 2013	—	$—	21,343	$159,346	$968	$75,916	$236,230
Net income	—	—	—	—	—	30,036	30,036
Other comprehensive income, net of tax	—	—	—	—	1,846	—	1,846
Comprehensive income	—	—	—	—	—	—	31,882
Common stock issued and share-based compensation recorded under:
Employee benefit plans, including tax benefit	—	—	78	3,091	—	—	3,091
Restricted stock retired	—	—	(117)	(722)	—	—	(722)
Dividend reinvestment plan	—	—	61	860	—	—	860
Common stock dividend	—	—	—	—	—	—	—
Cash dividends paid ($0.30 per share)	—	—	—	—	—	(6,385)	(6,385)
Cash paid for fractional interest associated with stock dividend	—	—	—	—	—	(5)	(5)
Balance at December 31, 2014	—	$—	21,365	$162,575	$2,814	$99,562	$264,951
See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$30,036	$27,638	$25,327
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	531	5,440	13,420
Depreciation and amortization of premises and equipment	4,346	3,461	2,596
Other amortization, net	9,221	10,243	7,463
Impairment of other real estate	2,158	4,063	4,690
Impairment (recovery) of servicing rights valuation	2,923	(59)	2,408
Share-based compensation	1,655	1,270	687
Gain on investment security sales	—	(189)	(307)
Gains on loan sales, including origination of servicing rights	(60,503)	(63,824)	(48,164)
Gain on FDIC assisted acquisition	—	—	(4,218)
Net gain on sales of other real estate	(3,299)	(4,374)	(3,521)
Net income on bank owned life insurance	(1,566)	(1,162)	(1,203)
Net decrease (increase) in deferred income tax asset	15,936	3,340	(4,951)
Change in fair value of loans held-for-sale	(1,811)	6,031	(4,145)
Changes in assets and liabilities which provided (used) cash:
Originations of loans held-for-sale	(2,664,366)	(2,946,647)	(2,517,824)
Proceeds from sales of loans held-for-sale	2,515,314	3,092,682	2,379,487
Net payments received from FDIC under loss-share arrangements	5,606	8,171	27,946
Other assets	(1,746)	1,751	(3,287)
Other liabilities	3,626	(1,765)	(1,268)
Net cash (used in) provided by operating activities	(141,939)	146,070	(124,864)
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(5,006)	(73,966)	(14,090)
Purchases of investment securities held-to-maturity	(4,334)	—	—
Purchases of FHLB stock	(19,260)	(5,355)	(2,927)
Proceeds from sales of investment securities available-for-sale	—	9,047	42,949
Maturities and calls of investment securities held-to-maturity	1,036	2,111	2,714
Maturities and calls of investment securities available-for-sale	27,344	46,388	96,813
Redemption of FHLB stock	13,174	7,691	3,179
Net proceeds from sale of loans	52,211	47,625	—
Net increase in loans	(426,029)	(196,777)	(141,066)
Proceeds from bank owned life insurance	868	—	—
Purchase of bank owned life insurance	(25,000)	—	—
Proceeds from sales of other real estate	21,649	31,161	38,104
Purchases of premises and equipment	(13,406)	(10,347)	(8,669)
Cash received in excess of cash paid for acquisitions	161,997	—	29,717
Net cash (used in) provided by investing activities	(214,756)	(142,422)	46,724

	FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

	Years Ended December 31,
(in thousands)	2014	2013	2012
Cash flows from financing activities:
Net increase in noninterest-bearing demand deposits	$48,638	$106,378	$114,878
Net increase (decrease) in interest-bearing deposits	36,065	28,063	(64,840)
Net increase (decrease) in other borrowings	81,854	(22,927)	18,579
Proceeds from FHLB advances	688,000	262,000	240,000
Repayments on FHLB advances	(538,000)	(305,500)	(238,500)
Subordinated debt redemption	—	(21,134)	—
Preferred stock redemption	—	(48,200)	—
Proceeds from the issuance of common stock	1,574	67,893	2,182
Common stock dividends paid	(6,390)	(1,075)	(13)
Preferred stock dividends paid	—	(1,607)	(2,410)
Net cash provided by financing activities	311,741	63,891	69,876
Net (decrease) increase in cash and cash equivalents	(44,954)	67,539	(8,264)
Cash and cash equivalents, beginning of year	116,559	49,020	57,284
Cash and cash equivalents, end of year	$71,605	$116,559	$49,020

	Years Ended December 31,
(in thousands)	2014	2013	2012
Supplemental cash flow information and non-cash disclosures:
Cash paid during the year for:
Interest	$11,275	$15,004	$17,521
Income taxes	$970	$17,391	$14,922
Acquisitions
Assets acquired	$9,421	$—	$120,875
Liabilities assumed	$171,022	$—	$148,140
Transfers of loans to other real estate	$12,090	$22,076	$25,770
Accretion of discount on preferred stock	$—	$856	$883
Stock dividends	$—	$6,104	$6,991
Loans transferred from held-for-sale to held-for-investment	$4,134	$3,161	$—
See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)
December 31, 2014
1. Summary of Significant Accounting Policies
Nature of Operations
Fidelity Southern Corporation (“FSC” or “Fidelity”) is a bank holding company headquartered in Atlanta, Georgia. Fidelity conducts operations primarily through Fidelity Bank, a state chartered wholly-owned subsidiary (the “Bank”), and LionMark Insurance Company ("LionMark"), an insurance agency offering consumer credit related insurance products. The “Company” or “our”, as used herein, includes FSC and its consolidated subsidiaries, unless the context requires otherwise.
The Bank provides a full range of financial products and services for retail customers and small to medium-sized businesses, primarily in the metropolitan Atlanta and northern Florida markets. The Bank attracts deposits from individuals and businesses and uses these deposits and borrowed funds to originate commercial, residential mortgage, construction and installment loans, of which a portion are sold with servicing retained by the Bank. The Bank also offers trust and wealth management services to individuals; as well as cash management services, remote deposit services and international trade services for businesses. Through its marketing partners, the Bank offers merchant services for businesses and credit cards for both individuals and businesses.
The Company principally operates in one business segment, which is community banking.
Basis of Consolidation
The consolidated financial statements have been prepared in conformity with U. S. generally accepted accounting principles ("GAAP") followed within the financial services industry. The consolidated financial statements include the accounts of Fidelity and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. All normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. Certain amounts previously reported have been reclassified to conform to the current presentation. Such reclassifications had no effect on prior year net income or shareholders' equity.
The Company also has three unconsolidated subsidiaries that were established for the purpose of issuing an aggregate of $46.4 million of trust preferred securities. The equity investments are reported as other assets and dividends are included as other noninterest income. The obligations are reported as subordinated debt, with related interest expense reported as interest on subordinated debt.
Use of Estimates
In preparing the consolidated financial statements, management makes estimates and assumptions based on available information that affect the reported amounts of assets and liabilities as of the balance sheet dates, revenues and expenses for the periods reported and the disclosures provided. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the calculations of and the amortization of capitalized servicing rights, the valuation of loans held-for-sale and certain derivatives, the valuation of real estate or other assets acquired in connection with foreclosures or in satisfaction of loans, estimates used for fair value acquisition accounting and Federal Deposit Insurance Corporation (the "FDIC") receivable for loss share agreements, and valuation of deferred income taxes. In addition, the actual lives of certain amortizable assets and income items are estimates subject to change.
The determination of the adequacy of the allowance for loan losses is based on estimates that are susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the valuation of capitalized servicing rights and loans held-for sale; estimated losses on real estate or other assets acquired in connection with foreclosure; fair value acquisition accounting and the FDIC receivable, management obtains independent valuations. In evaluating the Company's deferred tax assets, management considers the level of future revenues and their capacity to fully utilize the current levels of deferred tax assets.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items in process of collection, interest-bearing deposits with banks, and federal funds sold. Interest-bearing deposits with other financial institutions have maturities less than 90 days and are carried at cost. Federal funds sold are generally purchased and sold for one-day periods, but may, from time to time, have longer terms.
Investment Securities
The Company's investment securities are classified as either available-for-sale or held-to-maturity. Held-to-maturity securities are those securities for which the Company has the ability and intent to hold until maturity. All other securities are classified as available-for-sale. The Company does not engage in trading activity.

Available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at cost, adjusted for the amortization of premiums or accretion of discounts. Unrealized gains and losses, net of related tax effect, on available-for-sale securities are excluded from income and are reported in other comprehensive income, net of tax. The amortization of premiums and accretion of discounts are recognized in interest income over the life of the related investment securities as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities sold are included in income on the trade date and are derived using the specific identification method for determining the cost of securities sold.
If the fair value of a security is less than its amortized cost basis at the balance sheet date, management must determine if the security has an other than temporary impairment (“OTTI”) loss. In determining whether OTTI losses exist, on at least a quarterly basis, management considers (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the Company's intent to sell the security and whether it is more likely than not that the Company would be required to sell the security prior to its anticipated recovery or maturity.
Loans held-for-sale
Loans held-for-sale include the majority of originated residential mortgage loans, certain Small Business Administration ("SBA") loans, and a pool of indirect automobile loans, which the Company has the intent and ability to sell. The Company has elected to account for residential mortgage loans held-for-sale under the fair value option ("FVO"). The fair value of committed residential mortgage loans held-for-sale is determined by outstanding commitments from investors and the fair value of uncommitted loans is based on current delivery prices in the secondary mortgage market. Origination fees and costs are recognized in earnings at the time of origination for residential mortgage loans held-for-sale.
The SBA and indirect automobile loans held-for-sale are recorded at the lower of cost or market. Any loans subsequently transferred to the held for investment portfolio are transferred at the lower of cost or market at that time. For SBA loans, fair value is determined primarily based on loan performance and available market information. For indirect automobile loans, the fair value is determined based on evaluating the estimated market value of the pool being accumulated for sale based on available market information. Origination fees and costs for SBA and indirect automobile loans held-for-sale are capitalized on the basis of the loan and are included in the calculation of realized gains and losses upon sale.
Gains and losses on the sales of loans are recognized at the settlement date, based on the difference between the net sales proceeds, including the estimated value associated with servicing assets or liabilities, and the net carrying value of the loans sold. Adjustments to reflect unrealized gains and losses resulting from changes in fair value of residential mortgage loans held-for-sale, as well as realized gains and losses at the sale of the residential mortgage loans, SBA loans, and indirect automobile loans are classified in the Consolidated Statements of Comprehensive Income as noninterest income from mortgage banking activities, SBA lending activities, and indirect lending activities, respectively.
Loans and Interest Income
Loans originated for investment are reported at principal balance and include net deferred amounts. Net deferred amounts are comprised of deferred loan fees, net of certain origination costs; loan discounts; and indirect dealer reserves. Interest income is recognized in the Consolidated Statements of Comprehensive Income as it is earned, using the effective yield interest method on the daily principal balance. Net deferred amounts are recognized as part of interest income over the expected lives of the underlying loans using the interest method.
Past due status is based on the contractual terms of the loan agreement. Generally, the accrual of interest income is discontinued when a loan becomes 90 days past due. A loan may be placed on nonaccrual status sooner if reasonable doubt exists as to the full, timely collection of principal or interest. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is reversed against current period interest income. Subsequent interest collected is recorded as a principal reduction. Nonaccrual loans are returned to accrual status when all contractually due principal and interest amounts are brought current and the future payments are reasonably assured.
Loans identified as nonaccrual are potentially impaired loans. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired loans, provided that management expects to collect all amounts due. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.
In addition, troubled debt restructurings ("TDRs") occur when a borrower is experiencing financial difficulty and the Company has granted an economic concession to the borrower. Prior to modifying a borrower's loan terms, the Company performs an evaluation of the borrower's financial condition and ability to service the loan under the potential modified loan terms. The types of concessions granted are generally interest rate reductions or term extensions. If a loan is accruing at the time of modification, the loan remains on accrual status and is subject to the Company's charge-off and nonaccrual policies. If a loan is on nonaccrual status before it is determined to be a TDR, then the loan remains on nonaccrual status. TDRs may be returned to accrual status if there has been at least a six-month sustained period of repayment performance by the borrower. Interest income recognition on impaired loans is dependent on nonaccrual status. All loans whose terms have been modified in a TDR are considered impaired.

Impairment is determined through the Company's normal loan administration and review functions. Impaired loans are evaluated based on the present value of expected future cash flows discounted at each loan's original effective interest rate, or at the loan's observable market price, or the fair value of the collateral, if the loan is collateral-dependent. When it has been determined that a loan cannot be collected in whole or in part, the uncollectible portion is charged off against the allowance for loan losses.
Allowance for Loan Losses
The allowance for loan losses ("ALL") is a valuation allowance for probable incurred credit losses. The ALL is maintained at a level which, in management's opinion, is adequate to absorb credit losses inherent in the loan portfolio as of the balance sheet date. The Company utilizes both peer group analysis, as well as a historical analysis of the Company's loan portfolio to validate the overall adequacy of the ALL. In addition to these objective criteria, the Company subjectively assesses the adequacy of the ALL with consideration given to current economic conditions, changes to loan policies, the volume and type of lending, composition of the portfolio, the level of classified and criticized loans, seasoning of the loan portfolio, payment status and other factors. The ALL is adjusted through provisions for loan losses charged to operations. Loan losses are charged against the ALL when management believes the uncollectibility of a loan, in whole or in part, is confirmed. Subsequent recoveries, if any, are credited to the ALL.
The ALL on originated loans consists of specific, general, and unallocated components. The specific component is established to the extent that the estimated value of an impaired loan is less than the recorded investment. The general component covers non-impaired loans and is based on historical loss experience, current economic trends, current underwriting standards, and other qualitative factors that management believes might impact the estimated losses in the portfolio. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
The adequacy of the ALL is evaluated monthly using an established process determined by management and the Credit Review Department. Nonperforming commercial loans with outstanding balances exceeding $50,000, as well as certain other performing loans with greater than normal credit risks, are reviewed to determine the level of allowance required to be specifically allocated to these loans. For the general component of the ALL, the loan portfolio is segregated by type of loan, evaluated for exposure to risks, and allocated a loss percentage factor for each homogeneous portfolio. While allocations of the ALL may be made for specific loans, the entire ALL is available for any loan that, in management's judgment, should be charged off.
Management believes that the ALL is adequate as of the balance sheet date. The ALL evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the ALL may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, conduct periodic reviews and may required additions to the ALL based on their judgment about information available to them at the time of their examination.
In addition, the Company has established a reserve for outstanding loan commitments and letters of credit that is not included in the ALL. This reserve is included in other liabilities on the Consolidated Balance Sheets with changes reported as part of other noninterest expense, not included in the provision for loan losses, in the Consolidated Statements of Comprehensive Income.
Premises and Equipment
Land is stated at cost. Office equipment, furnishings, and buildings, including leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over an estimated useful life of 20 to 39 years for buildings and three to 15 years for furniture and equipment. Leasehold improvements are amortized using the straight-line method over the lease term or estimated useful life, whichever is shorter. Maintenance and repairs and minor replacements are charged to expense when incurred. Gains and losses on routine dispositions are reflected in earnings.
Other Real Estate ("ORE")
ORE represents property acquired through foreclosure or deed in lieu of foreclosure in satisfaction of loans. ORE is reported at the lower of cost or fair value, less estimated selling costs. Fair value is normally determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources. At the time of foreclosure or initial possession of collateral, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the ALL. After the transfer to ORE, the fair value less estimated selling costs becomes the new cost basis for the ORE. Costs to complete houses foreclosed during construction are capitalized.
Management reviews the fair value of ORE on at least a quarterly basis. Subsequent changes are recorded as part of other noninterest expense in the Consolidated Statements of Comprehensive Income. In assessing fair value, management considers circumstances such as change in economic conditions since the last appraisal, stale appraisals or imprecision and subjectivity in the appraisal process. Generally, a new appraisal is received at least annually on each ORE property. Gains or losses on sales of ORE are recorded in other noninterest income and operating costs after acquisition are recorded in other noninterest expense on the Consolidated Statements of Comprehensive Income.

Bank Owned Life Insurance
Bank owned life insurance ("BOLI") is long-term life insurance on the lives of certain current and past employees where the insurance policy benefits and ownership are retained by the Company. BOLI is recorded at its cash surrender value on the Consolidated Balance Sheets. Changes in the cash surrender value and gain from the death benefit are recorded in noninterest income on the Consolidated Statement of Comprehensive Income. The cash value accumulation on BOLI is permanently tax deferred if the policy is held to the insured person's death and certain other conditions are met.
Certain Transfers of Financial Assets and Servicing Rights
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (i) the assets have been isolated from the Company, (ii) the transferee obtains the right, free of conditions that constrain it from taking advantage of that right to pledge or exchange the transferred assets, and (iii) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
The Company sells certain residential mortgage loans, indirect automobile loans, and SBA loans to third parties. All such transfers are accounted for as sales by the Company and it does not engage in securitization activities with respect to such loans. Gains or losses upon sale, in addition to servicing fees, are recorded as part of noninterest income from mortgage banking activities, indirect lending activities, and SBA lending activities in the Consolidated Statements of Comprehensive Income. While the Company may retain a portion of certain sold SBA and indirect automobile loans, its continuing involvement in the portion of the loan that was sold is limited to certain servicing responsibilities. When the Company sells a residential mortgage loan, it does not retain any portion of that loan and it's continuing involvement in such transfers is limited to certain servicing responsibilities. The Company is not required to provide additional financial support to any of these entities and has not provided any support it was not obligated to provide.
When the contractually specified servicing fees on loans sold with servicing retained are expected to be more than adequate compensation to a servicer for performing the servicing, a capitalized servicing asset is recognized. When the expected income to a servicer for performing loan servicing is not expected to adequately compensate a servicer, a capitalized servicing liability is recognized. Servicing assets and servicing liabilities are initially recorded on the Consolidated Balance Sheets at fair value with the income statement effect recorded in gains on sales of loans. In evaluating its servicing rights and estimating the fair value of the underlying loan pools based on the present value of net future cash flows, management uses a number of assumptions and estimates including: prepayment speeds, discount rates commensurate with the risks involved, potential credit losses, and comparable assumptions used by market participants to value and bid servicing rights available for sale in the market.
Servicing rights are subsequently measured using the amortization method which requires servicing rights to be amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing fee income, net of amortization of servicing rights, is reported as part of noninterest income from mortgage banking activities, indirect lending activities, and SBA lending activities, as applicable, in the Consolidated Statements of Comprehensive Income. Servicing rights are tested for impairment on at least a quarterly basis. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. When the carrying value exceeds the fair value, impairment is recognized through a valuation allowance which reduces servicing rights on the Consolidated Balance Sheets and reduces noninterest income from mortgage banking activities, indirect lending activities, and SBA lending activities in the Consolidated Statements of Comprehensive Income.
Derivative Financial Instruments
The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage banking activities which includes the use of forward contracts and other derivatives as a normal part of its mortgage banking activities. The Company enters into these derivative contracts to economically hedge risks associated with overall price risk related to interest rate lock commitments (“IRLCs”) and mortgage loans held-for-sale for which the fair value option has been elected. Forward sales commitments are contracts for the delayed delivery or net settlement of the underlying instrument, such as a mortgage loan, where the seller agrees to deliver on a specified future date, either a specified instrument at a specified price or yield or the net cash equivalent of an underlying instrument. These hedges are used to preserve the Company’s position relative to future sales of mortgage loans to third parties in an effort to minimize the volatility of the expected gain on sale from changes in interest rate and the associated pricing changes.
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

Derivatives are carried at fair value in the Consolidated Balance Sheets in other assets or other liabilities with changes included in noninterest income from mortgage banking activities. Fair value changes occur as a result of interest rate movements as well as changes in the value of the associated servicing. The Company's derivative contracts are not subject to master netting arrangements.
Business Combinations, Acquired Loans, and FDIC Indemnification Asset
The Company accounts for its acquisitions under the acquisition method of accounting. All identifiable assets acquired, including loans, and liabilities assumed are recorded at fair value at the acquisition date. Acquisition-related costs are expensed separately from the acquisition. Restructuring costs that the acquirer expected but was not obligated to incur are expensed separately from the business combination. The operating results of the Company include the operating results of the acquisitions from the date of each respective acquisition forward.
No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the acquired loans incorporates assumptions regarding credit risk. Acquired loans are recorded at fair value, exclusive of any loss share agreements with the Federal Deposit Insurance Corporation ("FDIC"). Fair value estimates associated with the loans include estimates related to the amount and timing of expected principal, interest and other cash flows.
Loans acquired in business combinations with evidence of credit quality deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be purchased credit-impaired loans ("PCI Loans"). Evidence of credit quality deterioration as of the purchase date may include information such as past-due and nonaccrual status, borrower credit scores and recent loan to value percentages.
PCI loans are initially measured at fair value, which incorporates estimated future credit losses expected to be incurred over the life of the loans. The Company estimates the amount and timing of expected principal, interest and other cash flows for each PCI loan or pool of PCI loans, and determines the excess of the scheduled contractual principal and interest payments over all cash flows expected to be collected as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the cash flows expected to be collected over the fair value, is accreted into interest income over the remaining life of the loan or pool of loans (accretable yield). Probable and significant increases in cash flows for PCI loans reduce the remaining nonaccretable difference before recalculating the amount of accretable yield percentage for the loan pool.
Subsequent to the acquisition date, increases in cash flows on PCI loans expected to be received in excess of the Company's initial estimates result in the reversal of any previously recorded provision for loan losses and related allowance for loan losses or are reclassified from nonaccretable difference to accretable yield and are accreted into interest income on a level-yield basis over the remaining life of the loan if no provision for loan losses had previously been recorded. Decreases in cash flows expected to be collected are recognized as impairment through the provision for loan losses.
Loans acquired through business combinations that do not meet the specific criteria of PCI loans, but for which a discount is attributable at least in part to credit quality, are also accounted for under this guidance. As a result, related discounts are recognized subsequently through accretion based on the expected cash flow of the acquired loans. For certain acquired loans, such as lines of credit (consumer and commercial), the discount is accreted through earnings based on estimated cash flows over the estimated life of the loan.
Certain loans and ORE acquired in FDIC-assisted transactions (collectively referred to as "covered assets") are covered by Loss Share Agreements (“Loss Share Agreements”) between the Bank and the FDIC, which affords the Bank significant protection against future losses. Under the Loss Share Agreements, the Bank recorded a receivable from the FDIC equal to the reimbursable portion of the estimated losses on the covered assets. The receivable ("FDIC indemnification asset") is measured separately from the covered assets as it is not contractually embedded in the covered assets and not transferable with the covered assets should a decision be made to dispose of them.
The fair value of the FDIC indemnification asset was estimated at the acquisition date using projected cash flows related to the Loss Share Agreements based on the expected reimbursements for losses and the applicable loss sharing percentages. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the expected FDIC reimbursements. These amounts do not include reimbursable amounts related to future covered expenditures. The Company partially offsets any recorded provision for loan losses related to covered loans by recording an increase in the FDIC indemnification asset based on the expected decrease in the cash flow of covered loans. An increase in cash flows on covered loans results in a decrease in the FDIC indemnification asset, which is recognized in the future as negative accretion through other noninterest income on the Consolidated Statements of Comprehensive Income over the shorter of the remaining life of the FDIC indemnification asset or the underlying loans. The Company incurs expenses related to the covered assets, which are reimbursable as incurred under the Loss Share Agreements and are included in quarterly claims made by the Bank to the FDIC.
The Company has also recorded core deposit intangibles in connection with business combinations, representing the value of the acquired core deposit base, and other identifiable intangible assets which are periodically evaluated for impairment and adjusted if appropriate. Core deposit intangibles are amortized over their estimated useful lives, ranging up to 10 years.

Income Taxes
Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
In assessing the realization of the net deferred tax asset, management considers whether it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies by jurisdiction and entity in making this assessment.
A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.
Share-based Compensation
The Company uses the fair value method of recognizing expense for share-based compensation. Compensation cost is measured at the grant date based on the value of the award and is recognized on a straight-line basis over the vesting period.
Earnings Per Common Share ("EPS")
Basic EPS is computed by dividing income available to common equity by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if contracts (e.g., options) to issue common stock were converted into common stock. Potentially dilutive shares are determined using the treasury stock method.
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
Level 2 – Quoted prices in markets that are not active, or inputs that are observable, either directly, or indirectly;
Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).
A financial instrument’s level within the hierarchy is based on the lowest level of input that is significant to the fair value measurement.
Adoption of New Accounting Standards and Newly Issued Not Yet Effective Accounting Standards
In February 2015, the Financial Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-02 "Consolidation (Topic 810): Amendments to the Consolidation Analysis." The amendments in this standard provide guidance for performing a consolidation analysis and all reporting entities will be within the scope of Topic 810. As a result, limited partnerships will be considered VIEs, unless a scope exception applies; three of the six criteria for determining if fees paid to a decision maker or service provider represent a variable interest were eliminated; reduces the extent to which related party arrangements cause an entity to be considered a primary beneficiary, and eliminates the deferral of ASU 2009-17 for certain investment funds. The amendments are effective for entities during annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this ASU is not expected to have a significant impact on the Company's Consolidated Financial Statements.
In January 2015, the FASB issued ASU 2015-01 "Income Statement-Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items." The new guidance eliminates the concept of an extraordinary item. As a result, an entity will no longer segregate an extraordinary items from the results of ordinary operations; separately present an extraordinary on its income statement, net of tax, after income from continuing operations; and disclose income taxes and EPS data applicable to an extraordinary item. The ASU does not affect the reporting and disclosure requirements for an event that is unusual in nature or that occurs infrequently. The amendments are effective for entities during annual reporting periods beginning after December 15, 2015, and interim reporting periods therein and those requirements may be applied prospectively or retrospectively. Early adoption is permitted. The adoption of this ASU is not expected to have a significant impact on the Company's Consolidated Financial Statements.

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
In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers." The amendments in this guidance indicate that entities should recognize revenue to reflect the transfers of goods or services to customers in an amount equal to the consideration the entity receives or expects to receive. The amendments will be effective for entities during annual reporting periods beginning after December 15, 2016, and interim reporting periods therein and those requirements should be applied retrospectively. Early adoption is not permitted. The Company is continuing to evaluate the impact of this ASU.
In January 2014, the FASB issued ASU 2014-04 "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." The amendments clarify when an in substance repossession or foreclosure occurs, such that the loan should be derecognized and real estate property should be recognized. The amendments will be effective for entities during annual reporting periods beginning after December 15, 2014, and interim reporting periods therein and those requirements should be applied prospectively. Early adoption is permitted. The adoption of this ASU is not expected to have a significant impact on the Company’s Consolidated Financial Statements.
In July 2013, the FASB issued ASU 2013-11 "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists". The amendments address the uniformity of the presentation of unrecognized tax benefits. The amendments in this guidance will be effective for entities during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein and those requirements should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoption was permitted. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.
Other accounting standards that have been issued or proposed by the FASB or other standard-settings bodies are not expected to have a material impact on the Company financial position, results of operations or cash flows.
Subsequent Business Combination
On January 5, 2015, the Company acquired certain loans and deposits from the St. Augustine, Florida branch of Florida Capital Bank, N.A. Net cash proceeds of $30.7 million were received in the transaction, representing the deposit balances assumed at closing, net of amounts paid of $6.8 million for loans acquired in the transaction and a 1.75% premium on deposits. Customer deposit balances of $38.2 million and core deposit intangible of $689,000 were recorded in the transaction. The amount allocated to goodwill was insignificant.

2. Business Combinations
On September 19, 2014, the Company assumed the deposits of six branches of Center State Bank of Florida, N.A. and acquired five of those branches pursuant to a definitive agreement entered into on June 5, 2014. No loans were acquired in the transaction.  Net cash proceeds of approximately $162.0 million were received in the transaction, representing the deposit balances assumed at closing, net of amounts paid for real and personal property acquired and a 1.50% premium on deposits. Customer deposit balances assumed were recorded at $170.9 million, real and personal property was recorded at $7.2 million, core deposit intangible of $1.8 million was recognized, and approximately $100,000 in other accrued liabilities, net were recorded in the transaction. The amount allocated to goodwill was insignificant.

On June 15, 2012, the Company entered into a purchase and assumption agreement with a loss share agreement with the FDIC, as receiver of Security Exchange Bank (“Security Exchange”), to acquire certain assets and assume substantially all of the deposits and certain liabilities in a whole-bank acquisition. The Company received a cash payment from the FDIC of $14.9 million to assume the net liabilities. The estimated fair value of assets acquired, intangible assets and the cash payment received from the FDIC exceeded the estimated fair value of the liabilities assumed, resulting in a pretax gain of $4.2 million for Security Exchange recorded in 2012. This gain resulted from the discount bid on the assets acquired and the impact of the FDIC loss share agreement. This gain was recorded in other noninterest income in the Consolidated Statements of Comprehensive Income.
Under the loss share agreements, the FDIC has agreed to reimburse the Company for 80% of all losses incurred in connection with those covered assets for a period of five years for commercial loans and other real estate and 80% of all losses incurred in connection with covered residential mortgage loans for a period of 10 years. New loans made after the date of the transaction are not covered by the provisions of the loss share agreements. The Company also acquired other assets that are not covered by the loss share agreements, including investment securities purchased at fair market value.
The acquired assets and liabilities for Security Exchange, as well as adjustments to record the assets and liabilities at fair value at the acquisition date, are presented in the following table.

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
Proforma comparative revenue for the combined Fidelity and Security Exchange was $170.1 million for the year ended, December 31, 2012. Proforma comparative pretax net income for the combined Fidelity and Security Exchange was $34.8 million for the year ended December 31, 2012.
Because the FDIC will reimburse the Company for 80% of losses incurred on the covered assets, an indemnification asset (FDIC indemnification asset) was recorded at fair value at the acquisition date. The FDIC indemnification asset is adjusted quarterly based on changes in expected losses and remittances received.
A summary of activity for the FDIC indemnification asset, included in other assets in the Consolidated Balance Sheets, follows:

	For the Year Ended
(in thousands)	December 31, 2014	December 31, 2013
Beginning balance	$14,136	$20,074
Adjustments:
Accretion income	172	532
Amortization	(992)	(82)
(Fewer) additional estimated covered losses	(1,602)	3,328
Loss share remittances	(4,595)	(8,178)
Loans paid in full/ORE sold	(2,108)	(1,538)
Ending balance	$5,011	$14,136

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
The Bank’s primary Federal regulator is the FDIC and the GDBF is its state regulator. The FDIC and the GDBF examine and evaluate the financial condition, operations, and policies and procedures of state chartered commercial banks, such as the Bank, as part of their legally prescribed oversight responsibilities. Additional supervisory powers and regulations mandated by the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) include a “prompt corrective action” program based upon five regulatory categories in which all banks are placed, largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank’s financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another institution when a bank’s leverage capital ratio declines to 2% or less. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital.
To implement the prompt corrective action provisions of FDICIA, the FDIC has adopted regulations placing each financial institution in one of the following five categories based upon its capitalization ratios: (i) a “well capitalized” institution has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based ratio of at least 6% and a leverage ratio of at least 5% and is not subject to an enforcement action requiring it to maintain a specific level of capital; (ii) an “adequately capitalized” institution has a total risk-based ratio of at least 8%, a Tier 1 risk-based ratio of at least 4% and a leverage ratio of at least 4% (or 3% if it is rated a composite of 1 and is not experiencing or anticipating significant growth); (iii) an “undercapitalized” institution has a total risk-based ratio of under 8%, a Tier 1 risk-based ratio of under 4% or a leverage ratio of under 4% (or 3% in certain circumstances); (iv) a “significantly undercapitalized” institution has a total risk-based ratio of under 6%, a Tier 1 risk-based ratio of under 3% or leverage ratio of under 3%; and (v) a “critically undercapitalized” institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories are prohibited from declaring dividends or making capital distributions. The regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital.
Leverage capital standards require a minimum ratio of Tier 1 capital to adjusted total assets (“leverage ratio”) for the Bank of 4.0%. Institutions experiencing or anticipating significant growth or those with other than minimum risk profiles may be expected to maintain capital above the minimum levels.
The following table sets forth the capital requirements for the Bank under FDIC regulations and the Bank’s capital ratios at December 31, 2014 and 2013.

			FDIC Regulations
	December 31,		Adequately Capitalized	Well Capitalized
Capital Ratios:	2014	2013
Leverage	9.76%	10.14%	4.00%	5.00%
Risk-Based Capital:
Tier 1	10.38%	11.68%	4.00%	6.00%
Total	11.69%	13.39%	8.00%	10.00%
The Company is not subject to the provisions of prompt corrective action. The FRB, as the primary regulator of FSC, has established minimum capital requirements as a function of its oversight of bank holding companies.

The following table depicts FSC’s capital ratios at December 31, 2014 and 2013, in relation to the minimum capital ratios established by the regulations of the FRB:

	December 31, 2014		December 31, 2013
($ in thousands)	Amount	Percent	Amount	Percent
Tier 1 Capital:
Actual	$303,279	11.07%	$277,886	12.71%
Minimum	109,586	4.00%	87,454	4.00%
Excess	$193,693	7.07%	$190,432	8.71%
Total Risk-Based Capital:
Actual	$329,143	12.01%	$305,304	13.96%
Minimum	219,246	8.00%	174,959	8.00%
Excess	$109,897	4.01%	$130,345	5.96%
Tier 1 Capital Leverage Ratio:
Actual		10.40%		11.02%
Minimum		4.00%		4.00%
Excess		6.40%		7.02%
Generally, dividends that may be paid by the Bank to FSC are subject to certain regulatory limitations. In particular, under Georgia banking law applicable to Georgia state chartered commercial banks such as the Bank, the approval of the GDBF will be required if the total of all dividends declared in any calendar year by the Bank exceeds 50% of the Bank’s net profits for the prior year or if certain other provisions relating to classified assets and capital adequacy are not met. At December 31, 2014 and 2013, the Bank’s total shareholders’ equity was $291.0 million and $258.8 million, respectively. FSC invested no capital in the Bank during 2014 or 2013 in the form of capital infusions.
Also, under current Federal regulations, the Bank is limited in the amount it may loan to its non-bank affiliates, including FSC. As of December 31, 2014 and 2013, there were no loans outstanding from the Bank to FSC.

4. Investment Securities
Management's primary objective in managing the investment securities portfolio include maintaining a portfolio of high quality investments with competitive returns while providing for pledging and liquidity needs within overall asset and liability management parameters. The Company is required under federal regulations to maintain adequate liquidity to ensure safe and sound operations. As such, management regularly evaluates the investment portfolio for cash flows, the level of loan production, current interest rate risk strategies and the potential future direction of market interest rate changes. Individual investment securities differ in terms of default, interest rate, liquidity and expected rate of return risk.
The following table summarizes the amortized cost and fair value of investment securities and the related gross unrealized gains and losses at December 31, 2014 and 2013.

	December 31, 2014
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$25,717	$567	$—	$—	$26,284
Municipal securities	14,170	690	—	—	14,860
Residential mortgage-backed securities	105,165	3,299	(18)	—	108,446
Total available-for sale	$145,052	$4,556	$(18)	$—	$149,590

Investment securities held-to-maturity:
Residential mortgage-backed securities	$3,072	$342	$—	$—	$3,414
Commercial mortgage-backed securities	4,277	—	—	—	4,277
Total held-to-maturity	$7,349	$342	$—	$—	$7,691

	December 31, 2013
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$21,123	$4	$(88)	$—	$21,039
Municipal securities	14,699	240	(170)	—	14,769
Residential mortgage-backed securities	131,481	2,049	(473)	—	133,057
Total available-for sale	$167,303	$2,293	$(731)	$—	$168,865

Investment securities held-to-maturity:
Residential mortgage-backed securities	$4,051	$386	$—	$—	$4,437
The Company held 3 and 19 investment securities available fore sale that were in an unrealized loss position at December 31, 2014 and 2013, respectively. The following table reflects the gross unrealized losses and fair values of the investment securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position. There were no investment securities held-to-maturity with unrealized losses at December 31, 2014 or 2013.

	December 31, 2014
	12 Months or Less		More Than 12 Months
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$—	$—	$—	$—
Municipal securities	—	—	—	—
Residential mortgage-backed securities	4,971	(6)	3,195	(12)
Total available-for sale	$4,971	$(6)	$3,195	$(12)

	December 31, 2013
	12 Months or Less		More Than 12 Months
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$20,521	$(88)	$—	$—
Municipal securities	4,131	(170)	—	—
Residential mortgage-backed securities	26,874	(473)	—	—
Total available-for sale	$51,526	$(731)	$—	$—
At December 31, 2014 and 2013, the unrealized losses on investment securities related to interest rate fluctuations. Management does not have the intent to sell the temporarily impaired securities and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost. Accordingly, as of December 31, 2014, management believes the impairment detailed in the table above is temporary and no other-than-temporary impairment loss has been recognized in the Company’s Consolidated Statements of Comprehensive Income.

The amortized cost and fair value of investment securities at December 31, 2014 and 2013 are categorized in the following table by contractual maturity. Securities not due at a single maturity (i.e., mortgage-backed securities) are shown separately.

	December 31, 2014		December 31, 2013
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises
Due five years through ten years	$24,713	$25,210	$19,605	$19,553
Due after ten years	1,004	1,074	1,518	1,486
Municipal securities
Due within one year	817	819	—	—
Due after one year through five years	885	895	1,716	1,745
Due five years through ten years	688	727	691	700
Due after ten years	11,780	12,419	12,292	12,324
Residential mortgage-backed securities	105,165	108,446	131,481	133,057
Total available-for sale	$145,052	$149,590	$167,303	$168,865

Investment securities held-to-maturity:
Residential mortgage-backed securities	$3,072	$3,414	$4,051	$4,437
Commercial mortgage-backed securities	4,277	4,277	—	—
Total held-to-maturity	$7,349	$7,691	$4,051	$4,437
There were no investment securities available-for-sale sold during 2014. For the investment securities available-for-sale that were sold or called during 2013, gross gains totaled $189,000 and there were no losses. For the investment securities available-for-sale that were sold or called during 2012, gross gains totaled $355,000 and gross losses were $48,000. There were no sales of nor transfers from investment securities held-to-maturity during 2014, 2013, or 2012.
The following table summarizes the investment securities that were pledged as collateral at December 31, 2014 and 2013.

	December 31,
(in thousands)	2014	2013
Public deposits	$95,003	$103,475
Securities sold under repurchase agreements	18,778	21,232
Total pledged securities	$113,781	$124,707

5. Loans Held-for-Sale
The following table summarizes loans held-for-sale at December 31, 2014 and 2013.

	December 31,
(in thousands)	2014	2013
Residential mortgage	$181,424	$127,850
SBA	12,511	9,516
Indirect automobile	175,000	50,000
Total loans held-for-sale	$368,935	$187,366
During 2014 and 2013, the Company transferred $4.1 million and $3.2 million, respectively, to the held for investment residential mortgage portfolio.
The Company had $141.1 million and $97.2 million in residential mortgage loans held-for-sale pledged to the FHLB at December 31, 2014 and 2013, respectively.

6. Loans
Loans outstanding, by class, are summarized in the following table and include net unamortized costs of $30.0 million and $22.1 million at December 31, 2014 and 2013, respectively. Non-covered loans represent existing portfolio loans prior to the FDIC-assisted transactions, loans not covered under the Loss Share Agreements, and additional loans originated subsequent to the FDIC-assisted transactions.

	Non-Covered		Covered
(in thousands)	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Commercial	$502,938	$493,093	$21,207	$37,885
SBA	134,142	134,221	624	603
Total commercial loans	637,080	627,314	21,831	38,488
Construction	120,128	92,929	3,866	8,769
Indirect automobile	1,219,232	975,223	—	—
Installment	12,342	13,876	1,030	1,486
Total consumer loans	1,231,574	989,099	1,030	1,486
Residential mortgage	156,841	59,075	1,507	1,853
Home equity lines of credit	72,870	66,255	6,579	7,769
Total mortgage loans	229,711	125,330	8,086	9,622
Total loans	$2,218,493	$1,834,672	$34,813	$58,365

Loans in nonaccrual status are presented by class of loans in the following table.

	December 31,
(in thousands)	2014	2013
Commercial	$12,414	$11,664
SBA	10,637	15,402
Total commercial loans	23,051	27,066
Construction	7,031	9,093
Indirect automobile	715	809
Installment	623	723
Total consumer loans	1,338	1,532
Residential mortgage	2,299	1,900
Home equity lines of credit	1,137	940
Total mortgage loans	3,436	2,840
Total nonaccrual loans	$34,856	$40,531
If such nonaccrual loans had been on a full accrual basis, interest income on these loans would have been approximately $1.5 million, $1.9 million and $2.1 million, in 2014, 2013, and 2012, respectively. There was $827,000 in loans greater than 90 days delinquent and still accruing at December 31, 2014, with none greater than 90 days delinquent and still accruing at December 31, 2013.

Accruing loans delinquent 30-89 days and troubled debt restructured loans ("TDRs") accruing interest, presented by class of loans at December 31, 2014 and 2013, were as follows.

	December 31, 2014			December 31, 2013
(in thousands)	Accruing Delinquent 30-89 Days	Accruing Delinquent 90 Days	TDRs Accruing	Accruing Delinquent 30-89 Days	Accruing Delinquent 90 Days	TDRs Accruing
Commercial	$316	$—	$9,521	$1,620	$—	$7,242
SBA	830	—	4,164	169	—	2,520
Construction	—	—	445	—	—	1,662
Indirect automobile	1,547	—	1,779	1,561	—	2,214
Installment	42	—	18	305	—	—
Residential mortgage	475	827	632	1,314	—	647
Home equity lines of credit	1,442	—	—	163	—	—
Total	$4,652	$827	$16,559	$5,132	$—	$14,285
TDR Loans
The following table presents loans, by class, which were modified as TDRs that occurred during the years ended December 31, 2014 and 2013, along with the type of modification.

	Troubled Debt Restructured During the Year Ended December 31, 2014		Troubled Debt Restructured During the Year Ended December 31, 2013
(in thousands)	Interest Rate	Term	Interest Rate	Term
Commercial	$2,506	$—	$214	$707
SBA	—	—	—	—
Construction	—	—	—	—
Indirect automobile	—	748	—	1,019
Installment	122	58	—	—
Residential mortgage	151	—	126	215
Home equity lines of credit	—	209	—	143
Total	$2,779	$1,015	$340	$2,084
The following table presents the amount of loans which were restructured during the years ended December 31, 2014 and December 31, 2013 and subsequently defaulted.

Troubled Debt Restructured during the last twelve months and subsequently redefaulting during the twelve months ended (1)
(in thousands)	December 31, 2014	December 31, 2013
Commercial	$—	$—
SBA	—	—
Construction	—	—
Indirect automobile	—	—
Installment	—	—
Residential mortgage	—	344
Home equity lines of credit	—	—
Total	$—	$344
(1) Subsequently redefaulting is defined as a payment default (i.e. 30 days contractually past due) within 12 months of restructuring date.
The Company had TDRs with a balance of $21.0 million and $24.4 million at December 31, 2014 and December 31, 2013, respectively. There were charge-offs of TDR loans of $2.0 million and $7,000 for the year ended December 31, 2014 and the year ended December 31, 2013, respectively. Charge-offs on such loans are factored into the rolling historical loss rate, which is used in the calculation of the allowance for loan losses. The Company is not committed to lend additional amounts as of December 31, 2014 or December 31, 2013 to customers with outstanding loans that are classified as TDRs.
Presented in the following table are portfolio loans that were pledged to the FHLB of Atlanta as collateral for borrowings at December 31, 2014 and 2013.

	December 31,
(in thousands)	2014	2013
Commercial real estate	$132,263	$116,529
Home equity lines of credit	60,192	52,694
Residential mortgage	126,089	23,577
Total	$318,544	$192,800
Approximately $305.1 million and $302.7 million in indirect automobile loans were pledged to the FRB at December 31, 2014 and 2013, respectively, as collateral for potential Discount Window borrowings.
Impaired Loans
The following table presents by class the unpaid principal balance, amortized cost and related allowance for impaired loans at December 31, 2014 and 2013 are shown below.

	December 31, 2014			December 31, 2013
(in thousands)	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance
Impaired Loans with Allowance
Commercial	$9,390	$7,527	$2,608	$9,501	$9,381	$4,037
SBA	4,519	3,652	25	9,762	8,079	607
Construction	686	583	278	15,408	10,500	625
Indirect automobile	2,219	1,855	9	2,364	2,362	13
Installment	1,783	463	296	461	431	302
Residential mortgage	2,418	2,418	532	2,270	2,270	805
Home equity lines of credit	848	733	679	879	789	735
Loans	$21,863	$17,231	$4,427	$40,645	$33,812	$7,124

	December 31, 2014		December 31, 2013
(in thousands)	Unpaid Principal Balance	Recorded Investment (1)	Unpaid Principal Balance	Recorded Investment (1)
Impaired Loans with No Allowance
Commercial	$18,776	$16,316	$12,495	$11,522
SBA	13,618	12,578	12,706	10,545
Construction	9,009	6,893	2,758	1,266
Indirect automobile	—	—	—	—
Installment	59	47	1,461	170
Residential mortgage	1,921	1,921	725	725
Home equity lines of credit	143	133	62	56
Loans	$43,526	$37,888	$30,207	$24,284
(1) The primary difference between the unpaid principal balance and recorded investment represents charge offs previously taken; it excludes accrued interest receivable due to materiality
Average impaired loans and interest income recognized for the years ended December 31, 2014, 2013 and 2012, by class, are summarized in the table below. Interest income recognized during the periods on a cash basis was immaterial.

	For the Year Ended
	December 31, 2014		December 31, 2013		December 31, 2012
(in thousands)	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Commercial	$23,467	$988	$24,204	$1,142	$28,734	$627
SBA	21,129	701	23,451	967	23,162	844
Construction	8,962	253	12,569	114	27,152	182
Indirect automobile	2,034	183	2,862	141	3,097	119
Installment	521	175	644	225	495	121
Residential mortgage	3,192	33	3,326	43	3,661	27
Home equity lines of credit	938	105	1,721	92	1,746	52
Total	$60,243	$2,438	$68,777	$2,724	$88,047	$1,972

Credit Quality Indicators
The Company uses an asset quality ratings system to assign a numeric indicator of the credit quality and level of existing credit risk inherent in a loan. These ratings are adjusted periodically as the Company becomes aware of changes in the credit quality of the underlying loans.
Indirect automobile loans typically receive a risk rating only when being downgraded to an adverse rating. The Company uses a number of factors, including FICO scoring, to help evaluate the likelihood consumer borrowers will pay their credit obligations as agreed. The weighted-average FICO score for the indirect automobile portfolio was 746 at December 31, 2014 and 752 at December 31, 2013.
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
•Loss – Loss assets are considered uncollectable and of such little value that their continuance as recorded assets is not warranted.
The following tables present the recorded investment in loans, by loan rating category, as of December 31, 2014 and 2013.

(in thousands)	December 31, 2014
Asset Rating	Commercial	SBA	Construction	Indirect Automobile	Installment	Residential Mortgage	Home Equity Lines of Credit	Total
Pass	$479,032	$115,166	$113,309	$—	$11,448	$153,437	$77,690	$950,082
Special Mention	15,876	6,024	217	—	245	365	82	22,809
Substandard	29,237	13,576	10,468	2,880	1,678	4,546	1,678	64,063
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
	524,145	134,766	123,994	2,880	13,371	158,348	79,450	1,036,954
Ungraded Performing	—	—	—	1,216,352	—	—	—	1,216,352
Total	$524,145	$134,766	$123,994	$1,219,232	$13,371	$158,348	$79,450	$2,253,306

(in thousands)	December 31, 2013
Asset Rating	Commercial	SBA	Construction	Indirect Automobile	Installment	Residential Mortgage	Home Equity Lines of Credit	Total
Pass	$463,400	$111,107	$73,374	$—	$12,463	$57,151	$71,558	$789,053
Special Mention	30,075	5,487	10,897	—	711	175	741	48,086
Substandard	37,503	18,230	17,427	3,021	2,188	3,602	1,725	83,696
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
	530,978	134,824	101,698	3,021	15,362	60,928	74,024	920,835
Ungraded Performing	—	—	—	972,202	—	—	—	972,202
Total	$530,978	$134,824	$101,698	$975,223	$15,362	$60,928	$74,024	$1,893,037

Purchased Credit Impaired ("PCI") Loans:
 The carrying amount of PCI loans at December 31, 2014 and 2013 was as follows.

	December 31,
(in thousands)	2014	2013
Commercial	$23,005	$40,060
Construction	3,866	8,769
Mortgage	8,507	9,997
Consumer	1,906	3,050
Total carrying amount	$37,284	$61,876
Total outstanding balance	$42,679	$72,910
Accretable yield, or income expected to be collected on PCI loans at December 31, 2014 and 2013, was as follows.

	December 31,
(in thousands)	2014	2013
Beginning balance	$2,188	$3,343
Accretion of income	(2,162)	(2,683)
Other activity, net	1,623	1,528
Ending balance	$1,649	$2,188

7. Allowance for Loan Losses
A summary of changes in the allowance for loan losses, by loan portfolio segment, for the years ended December 31, 2014, 2013, and 2012 follows in the tables below.

	For the Year Ended December 31, 2014
(in thousands)	Commercial	Construction	Consumer	Mortgage	Covered	Acquired, Non-covered	Unallocated	Total
Beginning balance	$17,348	$2,044	$6,410	$3,376	$3,331	$278	$897	$33,684
Charge-offs	(5,440)	(361)	(4,303)	(180)	(766)	(94)	—	(11,144)
Recoveries	33	2,219	1,424	76	627	59	—	4,438
Net (charge-offs)/recoveries	(5,407)	1,858	(2,879)	(104)	(139)	(35)	—	(6,706)
Decrease in FDIC indemnification asset	—	—	—	—	(2,059)	—	—	(2,059)
Provision for loan losses (1)	1,026	(2,416)	2,769	(21)	(578)	(83)	(166)	531
Ending balance	$12,967	$1,486	$6,300	$3,251	$555	$160	$731	$25,450

	For the Year Ended December 31, 2013
(in thousands)	Commercial	Construction	Consumer	Mortgage	Covered	Acquired, Non-covered	Unallocated	Total
Beginning balance	$13,965	$7,578	$6,135	$3,122	$1,964	$188	$1,030	$33,982
Charge-offs	(3,820)	(303)	(4,993)	(634)	(300)	(30)	—	(10,080)
Recoveries	425	682	1,757	106	195	—	—	3,165
Net (charge-offs)/recoveries	(3,395)	379	(3,236)	(528)	(105)	(30)	—	(6,915)
Increase in FDIC indemnification asset	—	—	—	—	1,177	—	—	1,177
Provision for loan losses (1)	6,778	(5,913)	3,511	782	295	120	(133)	5,440
Ending balance	$17,348	$2,044	$6,410	$3,376	$3,331	$278	$897	$33,684

	For the Year Ended December 31, 2012
(in thousands)	Commercial	Construction	Consumer	Mortgage	Covered	Acquired, Non-covered	Unallocated	Total
Beginning balance	$9,183	$8,262	$6,040	$2,535	$—	$—	$1,936	$27,956
Charge-offs	(1,080)	(3,476)	(4,410)	(653)	(2,630)	(77)	—	(12,326)
Recoveries	61	678	1,193	21	—	—	—	1,953
Net (charge-offs)/recoveries	(1,019)	(2,798)	(3,217)	(632)	(2,630)	(77)	—	(10,373)
Increase in FDIC indemnification asset	—	—	—	—	2,979	—	—	2,979
Provision for loan losses (1)	5,801	2,114	3,312	1,219	1,615	265	(906)	13,420
Ending balance	$13,965	$7,578	$6,135	$3,122	$1,964	$188	$1,030	$33,982
(1) Net of benefit attributable to FDIC indemnification asset
The following tables present, by portfolio segment, the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans as of December 31, 2014 and 2013.

	December 31, 2014
(in thousands)	Commercial	Construction	Consumer	Mortgage	Acquired, Covered and Non-covered	Unallocated	Total
Individually evaluated for impairment	$2,633	$278	$305	$1,211	$—	$—	$4,427
Collectively evaluated for impairment	10,334	1,208	5,995	2,040	—	731	20,308
Acquired with deteriorated credit quality	—	—	—	—	715	—	715
Total allowance for loan losses	$12,967	$1,486	$6,300	$3,251	$715	$731	$25,450
Individually evaluated for impairment	$40,073	$7,476	$2,365	$5,205	$—	$—	$55,119
Collectively evaluated for impairment	595,833	112,652	1,228,333	224,085	—	—	2,160,903
Acquired with deteriorated credit quality	23,005	3,866	1,906	8,507	—	—	37,284
Total loans	$658,911	$123,994	$1,232,604	$237,797	$—	$—	$2,253,306

	December 31, 2013
(in thousands)	Commercial	Construction	Consumer	Mortgage	Acquired, Covered and Non-covered	Unallocated	Total
Individually evaluated for impairment	$4,644	$625	$315	$1,540	$—	$—	$7,124
Collectively evaluated for impairment	12,704	1,419	6,095	1,836	—	897	22,951
Acquired with deteriorated credit quality	—	—	—	—	3,609	—	3,609
Total allowance for loan losses	$17,348	$2,044	$6,410	$3,376	$3,609	$897	$33,684
Individually evaluated for impairment	$39,527	$11,766	$2,963	$3,840	$—	$—	$58,096
Collectively evaluated for impairment	586,215	81,163	984,572	121,115	—	—	1,773,065
Acquired with deteriorated credit quality	40,060	8,769	3,050	9,997	—	—	61,876
Total loans	$665,802	$101,698	$990,585	$134,952	$—	$—	$1,893,037

8. Other Real Estate and Property Acquired in the Settlement of Loans
The following table summarizes ORE and personal property acquired in the settlement of loans, the latter of which is included in other assets on the Consolidated Balance Sheets.

	December 31,
(in thousands)	2014	2013
ORE, net	$22,564	$30,982
Personal property acquired in the settlement of loans	1,183	1,219
Total	$23,747	$32,201

The following table segregates the ORE by type.

	December 31,
(in thousands)	2014	2013
Commercial	$13,757	$17,341
Residential	1,212	2,504
Lots	7,595	11,137
Total ORE, net	$22,564	$30,982
The following table summarizes the changes in ORE for the years ended December 31, 2014 and 2013.

	For the Year Ended December 31,
(in thousands)	2014	2013
Beginning balance	$30,982	$39,756
Transfers of loans to ORE	12,090	22,076
Sales	(18,350)	(26,787)
Write-downs	(2,158)	(4,063)
Ending balance	$22,564	$30,982

9. Premises and Equipment
Premises and equipment are summarized as follows at December 31, 2014 and 2013:

	December 31,
(in thousands)	2014	2013
Land	$20,915	$9,293
Buildings and improvements	41,392	34,978
Furniture and equipment	29,458	28,622
Subtotal	91,765	72,893
Less accumulated depreciation and amortization	(30,908)	(28,338)
Premises and equipment, net	$60,857	$44,555
Depreciation and amortization expense totaled $4.3 million, $3.5 million, and $2.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

10. Deposits
The following table summarizes total deposits by category:

	December 31, 2014		December 31, 2013
(in thousands)	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand deposits	$558,018	22.7%	$488,224	22.2%
Interest-bearing deposits:
Demand and money market	788,373	32.1%	701,556	31.8%
Savings deposits	321,621	13.1%	325,133	14.8%
Time deposits	675,806	27.5%	620,172	28.1%
Brokered deposits	114,204	4.6%	67,367	3.1%
Total deposits	$2,458,022	100.0%	$2,202,452	100.0%

At December 31, 2014, the aggregate maturities for all time deposits (deposits with stated maturities, consisting primarily of certificates of deposit and IRAs) were as follows.

	December 31, 2014
(in thousands)	Time Deposits Less than $100,000	Time Deposits $100,000 and Greater	Brokered Deposits	Total Time Deposits
Maturity:
2015	$189,261	$233,042	$51,764	$474,067
2016	83,471	92,831	62,440	238,742
2017	25,037	29,805	—	54,842
2018	5,382	7,816	—	13,198
2019	4,815	4,232	—	9,047
Thereafter	114	—	—	114
Total time deposits	$308,080	$367,726	$114,204	$790,010

Brokered deposits are obtained under master certificates through investment banking firms.

11. Borrowings
The following schedule details the Company's other borrowings at December 31, 2014 and 2013:

	December 31,
($ in thousands)	2014	2013
Overnight repurchase agreements primarily with commercial customers at an average rate of 0.17% and 0.15% at December 31, 2014 and 2013	$14,087	$14,233
FHLB Daily Rate Credit Advance with variable interest of 0.37% maturing July 2, 2015	35,000	—
FHLB Fixed Rate Credit Advances:
0.32% matured March 11, 2014	—	15,000
0.31% matured April 2, 2014	—	10,000
0.41% matured June 20, 2014	—	10,000
0.23% maturing January 23, 2015	50,000	—
0.19% maturing January 28, 2015	25,000	—
0.24% maturing February 24, 2015	50,000	—
0.41% maturing March 12, 2015	10,000	10,000
0.26% maturing June 19, 2015	25,000	—
Overnight Federal Funds Purchased at an average rate of 0.49%	82,000	—
Total borrowings	$291,087	$59,233
Short-term borrowings
Short-term borrowings mature either overnight or have a remaining fixed maturity not to exceed one year. Overnight repurchase agreements consist primarily of balances in the transaction accounts of commercial customers swept nightly to an overnight investment account. All short-term repurchase agreements are collateralized with investment securities having a market value equal to or greater than the balance borrowed. Term fixed rate advances with the FHLB are collateralized with pledged qualifying real estate loans or investment securities. A daily rate line of credit advance with the FHLB, which reprices daily, is a line collateralized with pledged qualifying real estate loans or investment securities which may be increased or decreased daily and may be drawn on to the extent of available pledged collateral.
At December 31, 2014 and 2013, the Company had a line of credit with the FHLB, set to a percentage of total assets, to borrow additionally up to approximately $104.3 million and $119.6 million, respectively. Additionally, the Company had approximately $45.0 million and $87.0 million in total unsecured federal funds lines available with various financial institutions as of December 31, 2014 and 2013, respectively. The weighted average rate on short-term borrowings outstanding at December 31, 2014, 2013, and 2012, was 0.32%, 0.29%, and 1.13% , respectively.
Subordinated debt
Subordinated debt is summarized as follows.

	December 31,
($ in thousands)	2014	2013
Subordinated Debt:
Floating rate 30-year capital securities with interest adjusted and paid quarterly at three-month LIBOR plus 3.10%, with a rate at December 31, 2014 and 2013, of 3.35%	$15,464	$15,464
Floating rate 30-year capital securities with interest adjusted and paid quarterly at three-month LIBOR plus 1.89%, with a rate at December 31, 2014 and 2013, of 2.13%	10,310	10,310
Floating rate 30-year capital securities with interest adjusted and paid quarterly at three-month LIBOR plus 1.40%, with rate at December 31, 2014 and 2013 of 1.64%	20,619	20,619
Subordinated debt	$46,393	$46,393

Subordinated debt, a total of $46.4 million, maturities are all more than five years after December 31, 2014 with no other long term debt maturing within the next five years. Subordinated debt of $15.5 million, $10.3 million and $20.6 million will mature in 2033, 2035 and 2037, respectively.

The Company has three business trust subsidiaries that are variable interest entities: Fidelity Southern Statutory Trust I (“FSSTI”), Fidelity Southern Statutory Trust II (“FSSTII”) and Fidelity Southern Statutory Trust III (“FSSTIII”) (collectively, the “Trust Subsidiaries”). The $1.4 million in common securities issued by the Trust Subsidiaries were all purchased by the Company, and are classified by the Company as other assets. Trust preferred securities totaling $45.0 million are classified as subordinated debt and were sold to investors. In addition, the $1.4 million borrowed from the Trust Subsidiaries to purchase their respective common securities is classified as subordinated debt. The trust preferred securities are redeemable in whole, or in part at a redemption price of 100% by the Trust Subsidiaries. The trust preferred security holders may only terminate the business trusts under defined circumstances such as default, dissolution, or bankruptcy. The trust preferred security holders and other creditors, if any, have no recourse to the Company and may only look to the assets of each Trust Subsidiary to satisfy all debts and obligations.
There was no indebtedness to directors, executive officers, or principal holders of equity securities in excess of 5% of shareholders’ equity at December 31, 2014 or 2013.

12. Income Tax
The components of income tax expense for the years ended December 31, 2014, 2013, and 2012 were as follows.

	For the Years Ended December 31,
(in thousands)	2014	2013	2012
Current:
Federal	$231	$11,150	$18,506
State	273	587	754
Total current taxes	504	11,737	19,260
Deferred:
Federal	15,136	3,088	(5,351)
State	800	252	400
Total deferred taxes	15,936	3,340	(4,951)
Total income tax expense	$16,440	$15,077	$14,309
A reconciliation of income tax expense computed at the statutory federal income tax rate to actual income tax expense is presented in the following table for the years ended December 31, 2014, 2013, and 2012.

	For the Years Ended December 31,
	2014		2013		2012
($ in thousands)	Amount	%	Amount	%	Amount	%
Taxes at statutory rate	$16,267	35.0%	$14,950	35.0%	$13,872	35.0%
Increase (reduction) in income taxes resulting from:
State income tax, net of credits and Federal income tax	697	1.5	545	1.3	750	1.9
Cash surrender value of life insurance	(300)	(0.7)	(254)	(0.6)	(250)	(0.6)
Tax exempt interest income	(250)	(0.5)	(244)	(0.6)	(232)	(0.6)
Other, net	26	0.3	80	0.3	169	0.4
Income tax expense	$16,440	35.6%	$15,077	35.4%	$14,309	36.1%
Net deferred income tax assets are recorded on the Company’s Consolidated Balance Sheets as a component of Other Assets. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013, are presented in the table below.

	December 31,
	2014		2013
(in thousands)	Assets	Liabilities	Assets	Liabilities
Allowance for loan losses	$9,893	$—	$13,041	$—
Mortgage servicing rights	—	16,537	—	—
Accelerated depreciation	—	2,011	—	1,806
Deferred loan fees, net	1,568	—	1,849	—
Deferred compensation	2,513	—	2,240	—
ORE	1,969	—	4,484	—
Deductible prepaids	—	334	—	467
State tax carryforward	2,126	—	1,058	—
Unrealized gains on investment securities available-for-sale	—	1,725	—	593
Reserve for SBA/mortgage loans	3,914	—	1,928	—
Stock benefits/compensation	694	—	509	—
FDIC acquired assets	—	1,194	—	3,230
Loan mark-to-market adjustment	757	—	—	182
Other	1,034	431	966	412
Total	$24,468	$22,232	$26,075	$6,690

Net deferred tax asset	$2,236		$19,385
Based on management’s belief that it is more likely than not that all net deferred tax asset benefits will be realized, there was no valuation allowance at December 31, 2014 and 2013. At December 31, 2014, the Company had $2.9 million in gross state tax credit carryforwards which expire between 2017 and 2024. There are also state net operating losses of approximately $7.8 million that begin expiring in 2029.
Uncertain Tax Positions
The Company is subject to the possibility of a tax audit in numerous jurisdictions in the U.S. until the applicable expiration of the statutes of limitations. For Federal and state purposes, the Company is no longer subject to tax examinations by tax authorities for tax years before 2011.
The reconciliation of gross unrecognized tax benefits at December 31, 2014, 2013 and 2012 were as follows:

	For the Years Ended December 31,
(in thousands)	2014	2013	2012
Beginning balance	$—	$266	$336
Gross decreases due to tax positions in prior periods	—	(266)	(70)
Gross increases due to current period tax positions	—	—	—
Reductions due to expiration of statute of limitations	—	—	—
Ending Balance	$—	$—	$266
For financial accounting purposes, interest and penalties accrued, if any, are classified as other expense in the Consolidated Statements of Comprehensive Income. There are no unrecognized tax benefits at December 31, 2014 or December 31, 2013, that, if recognized, would affect the Company’s effective tax rate.

13. Employee Benefits
The Company maintains a 401(k) defined contribution retirement savings plan (the “Plan”) for employees age 21 or older. Employees’ contributions to the Plan are voluntary; and the Company matches 50% of the first 6% of participants’ contributions in FSC common stock, which is immediately transferable. For the years ended December 31, 2014, 2013, and 2012, the Company contributed $1.3 million, $1.4 million, and $1.4 million, respectively, net of forfeitures, to the Plan.
The Fidelity Southern Corporation Equity Incentive Plan (the “2006 Incentive Plan”), permits the grant of stock options, stock appreciation rights, restricted stock, and other incentive awards. The maximum number of shares of common stock that may be issued under the 2006 Incentive Plan is 5,000,000 shares, all of which may be stock options. Generally, no award shall be exercisable or become vested or payable more than 10 years after the date of grant. Options granted under the 2006 Incentive Plan vest ratably over the service period. As of December 31, 2014, there were 3,410,360 shares available to be issued under the 2006

Incentive Plan. The Company's policy is to issue shares from the Company’s authorized and unissued shares to satisfy option exercises.
Compensation expense related to share-based payments totaled $1.7 million, $1.3 million, and $687,000 for the years ended December 31, 2014, 2013, and 2012, respectively. The Company realized a tax benefit of $28,000; $452,000; and $248,000 from options exercised during the years ended December 31, 2014, 2013, and 2012, respectively. As of December 31, 2014, there was $2.7 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the 2006 Incentive Plan. The cost is expected to be recognized over a weighted average period of 2.4 years.
Stock Options
The fair value of each option award is estimated as of the grant date using the Black-Scholes option pricing model, which discounts the value of each option's estimated future cash flow using certain assumptions outlined in the table below:

	For the Years Ended December 31,
	2014	2013	2012
Weighted average fair value of awards issued	$5.22	$4.26	$3.71
Assumptions
Expected volatility	46.96%	47.72%	69.87%
Expected dividends	2.52%	2.87%	1.30%
Risk-free rate	1.55%	0.98%	0.62%
Expected term (years)	4.5	4.0	4.0
The expected volatility is based on the historical volatility of the Company’s common stock. The expected dividend yield is estimated using the current annual dividend level and the most recent stock price of the Company's common stock at the date of grant. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term represents the period of time that the options granted are expected to be outstanding in years.
A summary of stock option activity as of December 31, 2014, 2013, and 2012, and changes during the years then ended is presented below:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2011	370,905	$5.30	$328
Granted	195,000	8.08
Exercised	(166,162)	4.60	791
Forfeited or expired	(21,905)	16.44
Outstanding at December 31, 2012	377,838	6.15	1,166	2.61
Granted	360,000	13.94
Exercised	(192,840)	4.68	1,341
Forfeited or expired	—	—
Outstanding at December 31, 2013	544,998	11.82	2,573	5.53
Granted	42,000	15.56
Exercised	(16,000)	9.07	88
Forfeited or expired	(16,000)	13.94
Outstanding at December 31, 2014	554,998	$12.12	$2,215	4.50

Exercisable at December 31, 2012	182,838	$4.60	$849	0.56
Exercisable at December 31, 2013	55,004	$7.88	$476	3.61
Exercisable at December 31, 2014	176,000	$10.15	$1,049	3.71
(1)Aggregate intrinsic value is in thousands.

Restricted Stock
A summary of the status of the Company’s nonvested restricted stock as of December 31, 2014, 2013, and 2012 and changes during the years then ended is presented below.

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2011	144,078	$4.50
Granted	407,712	6.21
Vested	(65,343)	5.10
Forfeited	—	—
Outstanding at December 31, 2012	486,447	5.86
Granted	116,705	13.38
Vested	(101,872)	5.48
Forfeited	—	—
Outstanding at December 31, 2013	501,280	7.67
Granted	5,682	15.43
Vested	(162,381)	7.45
Forfeited	(66,000)	5.99
Outstanding at December 31, 2014	278,581	$8.13
The restricted stock granted under the 2006 Incentive Plan during the last three years was comprised of service-based shares, which were awarded to numerous individuals based on years of service, and shares issued for certain executives and senior managers. The market price of the Company's common stock at the date of grant is used to estimate the fair value of the restricted stock awards.
During the years ended December 31, 2014, 2013, and 2012, the Company awarded 5,682 shares, 3,057 shares, and 7,712 shares, respectively, of service-based shares and these shares vested immediately. The Company recorded compensation expense of $88,000; $53,000; and $74,000 during the years ended December 31, 2014, 2013, and 2012, respectively, associated with these shares. There was no restricted stock granted to executives or senior managers during 2014.
On July 18, 2013, the Company granted 113,648 restricted shares of common stock at a fair value of $13.74 per share to certain executives and senior managers, which vest ratably over three years. On January 19, 2012, the Company granted 400,000 restricted shares of common stock at fair value of $6.15 per share to certain executives and senior managers. The shares issued in 2012 have a stepped vesting period: 350,000 shares vest ratably 20% per year for five years and 50,000 shares vest 40% after two years and then 20% per year for the next three years with all shares fully vested after January 19, 2017.
The total fair value of shares vested during the years ended December 31, 2014, 2013, and 2012 was $1.2 million, $558,000 and $333,000, respectively.

14. Commitments and Contingencies
The approximate future minimum rental commitment as of December 31, 2014, for all noncancellable leases with initial or remaining terms of one year or more is shown in the following table.

(in thousands)	Amount
2015	$4,442
2016	4,326
2017	3,964
2018	3,421
2019	2,597
Thereafter	6,661
Total	$25,411
Rental expense for all leases amounted to $4.2 million, $3.5 million, and $3.2 million in 2014, 2013, and 2012, respectively.
Due to the nature of their activities, the Company and its subsidiaries are at times engaged in various legal proceedings that arise in the normal course of business, some of which were outstanding at December 31, 2014. Although the ultimate outcome of all claims and lawsuits outstanding as of December 31, 2014 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company's results of operations or financial condition.

The FRB requires that banks maintain cash on hand and reserves in the form of average deposit balances at the FRB based on the Bank’s average deposits. At December 31, 2014, the available credits exceeded the reserve requirement and only minimal balances were maintained to provide a positive reserve balance.

15. Shareholders' Equity
At December 31, 2014, the U.S. Treasury held a ten-year warrant (the "Warrant") to purchase up to 2,665,946 shares of the Company’s common stock, at an exercise price of $2.71 per share, as adjusted for stock dividends. In December 2008, as part of the U.S. Treasury’s Capital Purchase Program, the Treasury purchased 48,200 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the "Preferred Stock"), and the Warrant for an aggregate purchase price of $48.2 million in cash. On June 27, 2012, the Treasury sold all of its shares of the Company’s Preferred Stock in a public offering as part of a modified Dutch auction process. The Company did not receive any proceeds from this auction.
On June 10, 2013, the Company closed a $60.0 million public offering of common stock at $12.00 per share, and on June 18, 2013, the underwriters exercised their option of the allotment shares for an additional $9.0 million in capital. The proceeds from that offering were used to redeem all of the Preferred Stock and two series of the Company's trust preferred securities.
Earnings per common share were calculated as follows:

	For the Year Ended December 31,
(in thousands, except per share data)	2014	2013	2012
Net income	$30,036	$27,638	$25,327
Less preferred stock dividends and accretion of discount	—	(2,463)	(3,293)
Net income available to common equity	$30,036	$25,175	$22,034

Weighted average common shares outstanding(1)	21,313	18,204	13,807
Effect of stock dividends	—	432	1,184
Weighted average common shares outstanding – basic	21,313	18,636	14,991
Effect of dilutive stock options and warrant(2)	2,159	2,098	1,759
Weighted average common shares outstanding – diluted	23,472	20,734	16,750

Earnings per common share:
Basic	$1.41	$1.35	$1.47
Diluted	$1.28	$1.21	$1.32

(1) Weighted average number of common shares outstanding include participating securities related to unvested restricted stock awards, net of forfeitures during the period.
(2) Effect of dilutive stock options and warrant reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock.

As of December 31, 2014, 2013, and 2012, there were 396,000; 460,000; and 216,905 common stock options which were not included in the potentially dilutive stock options and warrant, respectively. These shares would have been included in the calculation of diluted earnings per common share, except that to do so would have an anti-dilutive impact on earnings per common share.

Stock dividends declared, by quarter, for the years ended December 31, 2014, 2013, and 2012 were as follows.

For the Years Ended December 31,
	2014	2013	2012
First quarter	None	1 for 100	1 for 60
Second quarter	None	1 for 120	1 for 60
Third quarter	None	1 for 170	1 for 60
Fourth quarter	None	1 for 210	1 for 100

16. Fair Value of Financial Instruments
Mortgage Loans Held-for-Sale
The Company records mortgage loans held-for-sale at fair value. The Company chose to fair value these mortgage loans held-for-sale to align results with the underlying economic changes in value of the loans and related hedge instruments. Interest income on mortgage loans held-for-sale is recorded on an accrual basis in the Consolidated Statements of Comprehensive Income under the heading “Interest income-loans, including fees.” The servicing value is included in the fair value of the mortgage loans held-for-sale and initially recognized at the time the Company enters into Interest Rate Lock Commitments (“IRLCs”) with borrowers. The mark-to-market adjustments related to loans held-for-sale and the associated economic hedges are reported in noninterest income from mortgage banking activities in the Consolidated Statements of Comprehensive Income.
Valuation Methodologies and Fair Value Hierarchy
The primary financial instruments that the Company carries at fair value include investment securities, derivative instruments including IRLCs, and loans held-for-sale.
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
The Company classifies IRLCs on residential mortgage loans held-for-sale, which are derivatives under ASC 815-10-15, on a gross basis within other assets or other liabilities. The fair value of these commitments, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on both the Company’s historical data and the current interest rate environment and reflect the Company’s best estimate of the likelihood that a commitment will ultimately result in a closed loan. The loan servicing value is also included in the fair value of IRLCs. Because these inputs are not transparent in market trades, IRLCs are considered to be Level 3 assets.
Derivative instruments are primarily transacted in the secondary mortgage and institutional dealer markets and priced with observable market assumptions at a mid-market valuation point, with appropriate valuation adjustments for liquidity and credit risk. For purposes of valuation adjustments to its derivative positions, the Company has evaluated liquidity premiums that may be demanded by market participants, as well as the credit risk of its counterparties and its own credit if applicable. To date, no material losses due to a counterparty’s inability to pay any net uncollateralized position have occurred. Derivatives instruments are considered to be Level 3.
The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumption used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument. Because mortgage loans held-for-sale are sold within a few weeks of origination, they are unlikely to demonstrate any of the credit weaknesses discussed above and as a result, there were no credit related adjustments to fair value during the years ended December 31, 2014 and 2013.
The following tables present financial assets measured at fair value on a recurring basis at December 31, 2014 and 2013. There were no transfers between Level 1, 2, and 3 during the year ended December 31, 2014.

		Fair Value Measurements at December 31, 2014
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government sponsored enterprises	$26,284	$—	$26,284	$—
Municipal securities	14,860	—	14,860	—
Residential mortgage-backed securities	108,446	—	108,446	—
Mortgage loans held-for-sale	181,424	—	181,424	—
Other assets(1)	2,691	—	—	2,691
Other liabilities(1)	(1,341)	—	—	(1,341)

		Fair Value Measurements at December 31, 2013
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government sponsored enterprises	$21,039	$—	$21,039	$—
Municipal securities	14,769	—	14,769	—
Residential mortgage-backed securities	133,057	—	133,057	—
Mortgage loans held-for-sale	127,850	—	127,850	—
Other assets(1)	3,271	—	—	3,271
Other liabilities(1)	(156)	—	—	(156)

(1)	Includes mortgage-related IRLCs and derivative financial instruments to hedge interest rate risk. IRLCs recorded on a gross basis.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2014 and 2013. The changes in the fair value of economic hedges were recorded in noninterest income from mortgage banking activities in the Consolidated Statements of Comprehensive Income and are designed to partially offset the change in fair value of the financial instruments referenced in the following table.

	As of or for the Year Ended December 31,
	2014		2013
(in thousands)	Other assets(1)	Other liabilities(1)	Other assets(1)	Other liabilities(1)
Beginning balance	$3,271	$(156)	$4,864	$(1,053)
Total gains (losses) included in earnings:
Issuances	12,740	(4,140)	34,531	(7,865)
Settlements and closed loans	(12,800)	2,945	(15,677)	—
Expirations	(520)	10	(20,447)	8,762
Ending balance	$2,691	$(1,341)	$3,271	$(156)

(1)	Includes mortgage-related IRLCs and derivative financial instruments entered to hedge interest rate risk.
The following tables present financial assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy during the years ended December 31, 2014 and 2013.

		Fair Value Measurements at December 31, 2014
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$19,885	$—	$—	$19,885
ORE	10,935	—	—	10,935
Residential mortgage servicing rights	30,304	—	—	30,304
SBA servicing rights	4,654	—	—	4,654

		Fair Value Measurements at December 31, 2013
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$29,416	$—	$—	$29,416
ORE	12,779	—	—	12,779
Residential mortgage servicing rights	22,779	—	—	22,779
SBA servicing rights	4,140	—	—	4,140

Quantitative Information about Level 3 Fair Value Measurements
The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities:

	Fair Value at December 31,
($ in thousands)	2014	2013	Valuation Technique	Unobservable Inputs	Range/Weighted Average at December 31, 2014	Range/Weighted Average at December 31, 2013
Nonrecurring:
Impaired loans	$19,885	$29,416	Discounted appraisals less estimated selling costs	Collateral discounts	0% - 30% 2.51%	0% - 30% 7.44%
				Estimated selling costs	10.00%	10.00%
Other real estate	10,935	12,779	Discounted appraisals less estimated selling costs	Collateral discounts	0% 0%	0% - 15% 3.05%
				Estimated selling costs	0 - 10% 7.83%	0 - 10% 8.93%
Residential mortgage servicing rights	30,304	22,779	Discounted cash flows	Discount rate	9.50% - 12.25% 9.73%	10.00% - 12.75% 10.14%
				Prepayment speeds	7.63% - 19.96% 9.24%	6.33% - 17.33% 7.33%
SBA servicing rights	4,654	4,140	Discounted cash flows	Discount rate	13.50%	13.50%
				Prepayment speeds	7.64%	5.94%
Recurring:
IRLCs	2,448	880	Pricing model	Pull-through ratio	77.00%	80.00%
Forward commitments	(1,098)	2,235	Investor pricing	Pricing spreads	90.00% - 109.63% 103.77%	90.00% - 107.41% 101.76%

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value less estimated closing costs. For collateral-dependent loans, fair value is measured based on the value of the collateral securing these loans and is classified as Level 3 in the fair value hierarchy. Collateral may include real estate or business assets, including equipment, inventory and accounts receivable. The value of real estate collateral is determined based on an appraisal by qualified licensed appraisers hired by the Company. If significant, the value of business equipment is based on an appraisal by qualified licensed appraisers hired by the Company; otherwise, the equipment’s net book value on the business’ financial statements is the basis for the value of business equipment. Inventory and accounts receivable collateral are valued based on independent field examiner review or aging reports. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business. Impaired loans are evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.
Foreclosed assets are adjusted to fair value less estimated selling costs upon transfer of the loans to ORE, which becomes the new carrying value of the ORE. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value less estimated selling costs. Fair value is based on independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3. Appraised and reported values have been discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business. During 2014, management discontinued the practice of discounting appraised values on foreclosed properties based on the results of its review of the actual realization for properties sold. Management continues to evaluate the appropriateness of appraised values on an annual basis.
Mortgage and SBA servicing rights are initially recorded at fair value when loans are sold with servicing retained. These assets are then amortized in proportion to and over the period of estimated net servicing income. On at least a quarterly basis, these servicing assets are assessed for impairment based on fair value. Management uses a model operated and maintained by a third party to determine fair value which stratifies the servicing portfolio into homogeneous subsets with unique behavior characteristics. The model then converts those characteristics into income and expense streams, adjusting those streams for prepayments, present values the adjusted streams, and combines the present values into a total. If the cost basis of any loan stratification tranche is higher than the present value of the tranche, an impairment is recorded. See Note 19 for additional disclosures related to assumptions used in the fair value calculation for mortgage and SBA servicing rights.
Management makes certain estimates and assumptions related to costs to service varying types of loans and pools of loans, prepayment speeds, the projected lives of loans and pools of loans sold servicing retained, and discount factors used in calculating the present values of servicing fees projected to be received. No less frequently than quarterly, management reviews the status of mortgage loans held-for-sale for which fair value has been elected and pools of servicing assets to determine if there is any impairment to those assets due to such factors as earlier than estimated repayments or significant prepayments. Any impairment identified in these assets results in reductions in their carrying values through a valuation allowance and a corresponding increase in operating expenses.
The significant unobservable input used in the fair value measurement of the Company's IRLCs is the pull-through ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. Generally, the fair value of an IRLC is positive (negative) if the prevailing interest rate is lower (higher) than the IRLC rate. Therefore, an increase in the pull-through ratio (i.e., higher percentage of loans are estimated to close) will result in the fair value of the IRLC increasing if in a gain position, or decreasing if in a loss position. The pull-through ratio is largely dependent on the processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock. The pull-through ratio is computed by the secondary marketing department using historical data and the ratio is periodically reviewed by the Company's Secondary Marketing Department of the Mortgage Banking Division for reasonableness.
Forward commitments are instruments that are used to hedge the value of the IRLC's and mortgage loans held-for-sale. The Company takes investor commitments to sell a loan or pool of newly originated loans to an investor for an agreed upon price for delivery in the future. This type of forward commitment is also known as a mandatory commitment. Generally, the fair value of a forward is negative (positive) if the prevailing interest rate is lower (higher) than the current commitment interest rate. The value of these commitments is ultimately determined by the investor that sold the commitment and represents a significant unobservable input used in the fair value measurement of the Company's fair value of forward commitments.
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held-for-sale for which the fair value option ("FVO") has been elected as of December 31, 2014 and 2013. There were no loans held-for-sale measured under FVO that were 90 days or more past due or in nonaccrual status at December 31, 2014 or 2013.

(in thousands)	Aggregate Fair Value December 31, 2014	Aggregate Unpaid Principal Balance Under FVO at December 31, 2014	Fair Value Over Unpaid Principal
Residential mortgage loans held-for-sale	$181,424	$177,314	$4,110

(in thousands)	Aggregate Fair Value December 31, 2013	Aggregate Unpaid Principal Balance Under FVO at December 31, 2013	Fair Value Over Unpaid Principal
Residential mortgage loans held-for-sale	$127,850	$127,759	$91
The fair value gain (loss) related to mortgage banking activities for items measured at fair value pursuant to election of FVO was $3.6 million, $(5.3) million, and $2.4 million for the years ended December 31, 2014, 2013, and 2012, respectively.
The following table includes the estimated fair value of the Company's financial instruments. In cases where quoted market prices are not available, fair values are based on settlements using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets, and, in many cases, could not be realized in immediate settlement of the instrument. The aggregate fair value amounts presented in the table below do not represent the underlying value of the Company.

		Fair Value Measurements at December 31, 2014
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial instruments (assets):
Cash and cash equivalents	$71,605	$71,605	$—	$—	$71,605
Investment securities available-for-sale	149,590	—	149,590	—	149,590
Investment securities held-to-maturity	7,349	—	3,414	4,277	7,691
Total loans, net(1)	2,596,791	—	181,424	2,303,388	2,484,812
Financial instruments (liabilities):
Noninterest-bearing demand deposits	558,018	—	—	558,018	558,018
Interest-bearing deposits	1,900,004	—	—	1,901,636	1,901,636
Other borrowings	291,087	—	291,087	—	291,087
Subordinated debt	46,393	—	47,232	—	47,232

		Fair Value Measurements at December 31, 2013
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial instruments (assets):
Cash and cash equivalents	$116,559	$116,559	$—	$—	$116,559
Investment securities available-for-sale	168,865	—	168,865	—	168,865
Investment securities held-to-maturity	4,051	—	4,437	—	4,437
Total loans, net(1)	2,046,719	—	127,850	1,851,670	1,979,520
Financial instruments (liabilities):
Noninterest-bearing demand deposits	488,224	—	—	488,224	488,224
Interest-bearing deposits	1,714,228	—	—	1,719,562	1,719,562
Other borrowings	59,233	—	59,233	—	59,233
Subordinated debt	46,393	—	45,737	—	45,737

(1)	Includes $181,424 and $127,850 in residential mortgage loans held-for-sale at December 31, 2014 and 2013, respectively, for which the Company has elected FVO.
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
The fair value of the Company's borrowings is estimated based on the quoted market price for the same or similar issued or on the current rates offered for debt of the same remaining maturities.
For off-balance sheet instruments, fair values are based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing for loan commitments and letters of credit. Fees related to these instruments were immaterial at December 31, 2014 and 2013, and the carrying amounts represent a reasonable approximation of their fair values. Loan commitments, letters and lines of credit, and similar obligations typically have variable interest rates and clauses that deny funding if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the foregoing schedule.

Netting of Financial Instruments
Overnight repurchase agreements consist primarily of balances in the transaction accounts of commercial customers swept nightly to an overnight investment account. Overnight repurchase agreements are collateralized with investment securities having a market value that approximates the balance borrowed, which can fluctuate daily. Overnight repurchase agreements are not subject to offset.
As of December 31, 2014, the Company had $14.1 million in overnight repurchase agreements included in other borrowings in the Consolidated Balance Sheets, collateralized by securities with a fair value of $18.8 million, resulting in a net position of $4.7 million. As of December 31, 2013, the Company had $14.2 million in overnight repurchase agreements, with securities of $21.2 million pledged, with a net position of $7.0 million.
There are no derivative contracts subject to master netting agreements.

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
The Company has undertaken certain guarantee obligations for commitments to extend credit and letters of credit that have certain characteristics. As noted in Note 16 to the consolidated financial statements, the fair value of the fees related to these instruments are insignificant to the Company.
Financial instruments with off-balance sheet risk at December 31, 2014 and 2013, are summarized in the following table.

	December 31,
(in thousands)	2014	2013
Loan commitments:
Commercial real estate, construction and land development	$70,457	$54,247
Commercial	124,805	87,978
SBA	6,430	5,364
Home equity	56,705	46,888
Mortgage loans	148,954	122,343
Lines of credit	5,327	2,779
Standby letters of credit and bankers acceptances	1,586	1,590
Total loan commitments	$414,264	$321,189

18. Derivative Financial Instruments
Losses of $1.8 million and $697,000 were recorded for the years ended December 31, 2014 and 2013, respectively, for all mortgage-related derivatives, and are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from mortgage banking activities. The Company's derivative contracts are not subject to master netting arrangements.

The Company’s derivative positions as of December 31, 2014 and 2013 were as follows:

	Contract or Notional Amount as of December 31,
(in thousands)	2014	2013
Forward rate commitments	$294,746	$240,574
Interest rate lock commitments	139,288	122,343
Total derivatives contracts	$434,034	$362,917

19. Certain Transfers of Financial Assets
Mortgage Recourse Liability
During the last four calendar years, the Company has sold over 33,000 loans with a principal balance of approximately $7.7 billion. As seller, the Company has made various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance with origination criteria established by the purchasers. In the event of a breach of these representations and warranties, the Company is obligated to repurchase loans with identified defects and/or to indemnify the purchasers. Some of these conditions include underwriting errors or emissions, fraud or material misstatements, and invalid collateral values. The contractual obligation arises only when the breach of representations and warranties is discovered and repurchase/indemnification is demanded. Generally, the maximum amount the Company would be required to make would be equal to the unpaid principal balance of such loans that are deemed to have defects that were sold to purchasers, plus accrued interest and certain expenses. To date, the claims to the Company from the purchasers to be reimbursed for realized losses have been de minimis. In addition, the Company’s loan sale contracts define a condition in which the borrower defaults during a short period of time as an early payment default (“EPD”). In the event of an EPD, the Company may be required to return the premium paid for the loan, pay certain administrative fees, and may be required to repurchase the loan or indemnify the purchaser unless an EPD waiver is obtained.
Management recognizes the potential risk from costs related to breaches of representations and warranties made in connection with residential loan sales and subsequent required repurchases, indemnifications, and EPD claims. As a result, the Company has established a liability to cover potential costs related to these events based on historical experience, adjusted for any risk factors not captured in the historical losses, current business volume, and known claims outstanding. The recourse liability totaled $1.4 million and $1.5 million at December 31, 2014 and 2013, respectively and management believes this is adequate for potential exposure related to loan sale indemnification, repurchase loans, and EPD claims. Management will continue to monitor the adequacy of the reserve level and may decide that further additions to the reserve are appropriate. However, there can be no assurance that the current balance of this reserve will prove sufficient to cover actual future losses. It should be noted that the Company’s loan sale activity began to increase at a time when underwriting requirements were strengthened from prior years and limited documentation conventional loans (i.e., non-government insured) were no longer eligible for purchase in the secondary market. Accordingly, the population of conventional loans the Company has sold has been underwritten based on fully documented information. While this does not eliminate all risk of repurchase or indemnification costs, management believes it significantly mitigates that risk.

Servicing rights
The carrying value of the servicing assets is shown in the table below:

	December 31,
(in thousands)	2014	2013
Servicing rights
Residential mortgage	$56,720	$46,785
SBA	4,872	4,529
Indirect automobile	3,305	1,888
Total carrying value of servicing assets	$64,897	$53,202

Residential Mortgage Loans
The Company typically sells first-lien residential mortgage loans to third party investors, primarily Fannie Mae, Ginnie Mae, and Freddie Mac. The Company retains the related mortgage servicing rights (“MSRs”) and receives servicing fees on certain of these loans. During the years ended December 31, 2014 and 2013, the Company sold $1.6 billion and $2.2 billion in residential mortgage loans.
The net gain on loan sales, MSR impairment and amortization, and servicing fees are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from mortgage banking activities. During the years ended December 31, 2014 and 2013, the Company recorded gains on sales of residential mortgage loans of $43.1 million and $48.0 million respectively. During the years ended December 31, 2014 and 2013, the Company recorded servicing fees of $12.7 million and $8.8 million, respectively. The table below is an analysis of the activity in the Company’s MSRs and impairment :

	For the Years Ended December 31,
(in thousands)	2014	2013
Residential mortgage servicing rights
Beginning carrying value, net	$46,785	$23,085
Additions	20,593	27,823
Amortization	(7,335)	(6,064)
(Impairment) recovery, net	(3,323)	1,941
Ending carrying value, net	$56,720	$46,785

	For the Years Ended December 31,
(in thousands)	2014	2013
Residential mortgage servicing impairment
Beginning balance	$3,129	$5,070
Additions	4,898	2,719
Recoveries	(1,575)	(4,660)
Ending balance	$6,452	$3,129

The fair value of MSRs, key metrics, and the sensitivity of the fair value to adverse changes in key economic assumptions are summarized below:

($ in thousands)	December 31, 2014	December 31, 2013
Residential Mortgage Servicing Rights
Fair Value	$63,977	$53,742
Composition of residential loans serviced for others:
Fixed-rate	99.40%	99.60%
Adjustable-rate	0.60%	0.40%
Total	100.00%	100.00%
Weighted average remaining term (years)	26.0	26.0
Prepayment speed	9.24%	7.33%
Decline in fair value due to a 10% adverse change	$(2,149)	$(1,449)
Decline in fair value due to a 20% adverse change	(4,149)	(2,830)
Weighted average discount rate	9.73%	10.14%
Decline in fair value due to a 10% adverse change	$(2,231)	$(2,012)
Decline in fair value due to a 20% adverse change	(4,298)	(3,880)
The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As indicated, changes in value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in value may not be linear. In addition, the effect of an adverse variation in a particular assumption on the value of the MSRs is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which may magnify or counteract the effect of the change.
Information about the asset quality of residential mortgage loans serviced by the Company is shown in the table below:

Residential mortgage loans serviced	December 31, 2014			Net Charge-offs for the Year Ended December 31, 2014
	Unpaid Principal Balance
		Delinquent (days)
(In thousands)		30 to 89	90+
Serviced for others	$5,413,781	$30,097	$1,831	$—
Held-for-sale	177,314	115	—	—
Held-for-investment	155,782	349	1,796	71
Total residential mortgage loans serviced	$5,746,877	$30,561	$3,627	$71
SBA Loans
The Company has executed certain transfers of SBA loans with third parties. These loans, which are typically partially guaranteed by the SBA or otherwise credit enhanced, are generally secured by business property such as real estate, inventory, equipment, and accounts receivable. During the years ended December 31, 2014 and 2013, the Company sold $64.2 million and $48.8 million in SBA loans.
The Company retains the loan servicing rights and receives servicing fees. The net gain on SBA loan sales, servicing rights impairment and amortization and servicing fees are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from SBA lending activities. During the years ended December 31, 2014 and 2013, the Company recorded gains on sales of SBA loans of $4.3 million and $4.1 million, respectively. During the years ended December 31, 2014 and 2013, the Company recorded servicing fees of $2.0 million and $1.8 million, respectively. The table below is an analysis of the activity in the Company’s SBA loan servicing rights and impairment:

	For the Years Ended December 31,
(in thousands)	2014	2013
SBA loan servicing rights
Beginning carrying value, net	$4,529	$6,192
Additions	1,687	1,834
Amortization	(1,744)	(1,618)
Recovery (impairment), net	400	(1,879)
Ending carrying value, net	$4,872	$4,529

	For the Years Ended December 31,
(in thousands)	2014	2013
SBA servicing rights impairment
Beginning balance	$2,218	$339
Additions	464	2,800
Recoveries	(864)	(921)
Ending balance	$1,818	$2,218
The fair value of the SBA loan servicing rights, key metrics, and the sensitivity of the fair value to adverse changes in key economic assumptions are summarized below:

($ in thousands)	December 31, 2014	December 31, 2013
SBA loan servicing rights
Fair value	$4,931	$4,691
Composition of loans serviced for others:
Fixed-rate	0.10%	—%
Adjustable-rate	99.90%	100.00%
Total	100.00%	100.00%
Weighted average remaining term (years)	20.4	20.8
Prepayment speed	7.64%	5.94%
Decline in fair value due to a 10% adverse change	$(97)	$(92)
Decline in fair value due to a 20% adverse change	(191)	(181)
Weighted average discount rate	13.50%	13.50%
Decline in fair value due to a 10% adverse change	$(173)	$(205)
Decline in fair value due to a 20% adverse change	(336)	(394)
The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As indicated, changes in value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in value may not be linear. In addition, the effect of an adverse variation in a particular assumption on the value of the SBA loan servicing rights is calculated without changing any other assumption. In reality, changes in one factor may magnify or counteract the effect of the change.
Information about the asset quality of SBA loans serviced by the Company is shown in the table below:

SBA loans serviced	December 31, 2014			Net Charge-offs for the Year Ended December 31, 2014
	Unpaid Principal Balance
		Delinquent (days)
(In thousands)		30 to 89	90+
Serviced for others	$245,902	$1,983	$4,013	$1,998
Held-for-sale	12,511	—	—	—
Held-for-investment	134,781	—	2,116	1,911
Total SBA loans serviced	$393,194	$1,983	$6,129	$3,909
Indirect Automobile Loans
The Company purchases, on a nonrecourse basis, consumer installment contracts secured by new and used vehicles purchased by consumers from franchised motor vehicle dealers and select independent dealers. A portion of the indirect automobile loans originated is sold with servicing retained and the Company receives servicing fees. During the years ended December 31, 2014 and 2013, the Company sold $679.9 million and $392.2 million in indirect automobile loans.

The gain on loan sales and servicing fees are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from indirect lending activities. During the years ended December 31, 2014 and 2013, the Company recorded gains on sales of indirect automobile loans of $13.4 million and $5.4 million, respectively. During the years ended December 31, 2014 and 2013, the Company recorded servicing fees of $6.1 million and $4.3 million, respectively. The table below is an analysis of the activity in the Company’s indirect automobile loan servicing rights:

	For the Years Ended December 31,
(in thousands)	2014	2013
Indirect automobile loan servicing rights
Beginning carrying value	$1,888	$967
Additions	2,453	1,565
Amortization	(1,036)	(644)
Ending carryiing value	$3,305	$1,888
The Company has not recorded impairment on its indirect automobile loan servicing rights. The fair value of the indirect automobile loan servicing rights, key metrics, and the sensitivity of the fair value to adverse changes in key economic assumptions are summarized below:

	December 31,
(In thousands)	2014	2013
Indirect loan servicing rights
Fair value	$6,550	$3,783
Composition of loans serviced for others:
Fixed-rate	100%	100%
Adjustable-rate	—%	—%
Total	100%	100%
Weighted average remaining term (years)	5.0	5.0
Prepayment speed	18.14%	18.14%
Decline in fair value due to a 10% adverse change	$(164)	$(95)
Decline in fair value due to a 20% adverse change	(322)	(185)
Weighted average discount rate	6.47%	6.47%
Decline in fair value due to a 10% adverse change	$(60)	$(35)
Decline in fair value due to a 20% adverse change	(119)	(69)
The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As indicated, changes in value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in value may not be linear. In addition, the effect of an adverse variation in a particular assumption on the value of the indirect automobile loan servicing rights is calculated without changing any other assumption. In reality, changes in one factor may magnify or counteract the effect of the change.
Information about the asset quality of the indirect automobile loans serviced by the Company is shown in the table below:

Indirect automobile loans serviced	December 31, 2014			Net Charge-offs for the Year Ended December 31, 2014
	Unpaid Principal Balance
		Delinquent (days)
(In thousands)		30 to 89	90+
Serviced for others	$902,823	$1,729	$889	$2,020
Held-for-sale	175,000	—	—	—
Held-for-investment	1,219,232	2,672	1,050	2,881
Total indirect automobile loans serviced	$2,297,055	$4,401	$1,939	$4,901

20. Other Noninterest Income and Expense
Other noninterest income and expense for the years ended December 31, 2014, 2013, and 2012, consisted of the following.

	Years Ended December 31,
(In thousands)	2014	2013	2012
Other noninterest income:
Gain on sale of ORE	$3,299	$4,374	$3,521
Gain on acquisition	—	—	4,218
Other operating income	2,336	3,775	2,872
Total	$5,635	$8,149	$10,611

Other noninterest expense:
Professional and other services	$10,333	$9,858	$8,257
Lending expenses	4,809	4,450	2,956
ORE expenses, net	2,903	6,508	8,777
Employee expenses	2,616	2,436	1,747
Advertising and promotion	2,345	1,686	1,133
FDIC insurance premium	1,929	2,087	1,917
Other operating expenses	9,943	9,606	9,206
Total	$34,878	$36,631	$33,993

21. Condensed Financial Information of Fidelity Southern Corporation (Parent Company Only)
Financial information pertaining only to Fidelity Southern Corporation is as follows:

Condensed Balance Sheets

	December 31,
(in thousands)	2014	2013
Assets
Cash	$4,964	$10,267
Land	109	109
Investment in bank subsidiary	290,963	258,786
Investments in and amounts due from non-bank subsidiaries	4,001	3,026
Subordinated loan to bank subsidiary	10,000	10,000
Other assets	1,365	525
Total assets	$311,402	$282,713

Liabilities
Subordinated debt	$46,393	$46,393
Other liabilities	58	90
Total liabilities	46,451	46,483
Shareholders’ Equity
Preferred stock	—	—
Common stock	162,575	158,153
Accumulated other comprehensive income	2,814	968
Retained earnings	99,562	77,109
Total shareholders’ equity	264,951	236,230
Total liabilities and shareholders’ equity	$311,402	$282,713

Condensed Statements of Income

	Years Ended December 31,
(in thousands)	2014	2013	2012
Interest income
Deposits in bank	$25	$109	$58
Subordinated loan to bank subsidiary	338	343	363
Total interest income	363	452	421
Interest expense on subordinated debt	1,095	2,716	4,226
Net interest expense	(732)	(2,264)	(3,805)
Noninterest income	98	170	191
Noninterest expense	349	829	295
Loss before income taxes and equity in undistributed income of subsidiaries	(983)	(2,923)	(3,909)
Income tax benefit	(367)	(1,118)	(1,516)
Loss before equity in undistributed income of subsidiaries	(616)	(1,805)	(2,393)
Equity in undistributed income of subsidiaries	30,652	29,443	27,720
Net income	$30,036	$27,638	$25,327

Condensed Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2014	2013	2012
Operating Activities:
Net income	$30,036	$27,638	$25,327
Equity in undistributed income of subsidiaries	(30,652)	(29,443)	(27,720)
(Increase) decrease in other assets	(840)	551	(426)
Decrease in other liabilities	(31)	(1,121)	(171)
Share based compensation included in undistributed earnings	1,655	1,270	687
Net cash flows provided by (used in) operating activities	168	(1,105)	(2,303)

Investing Activities:
Net (increase) decrease in investment in subsidiaries	(655)	206	(84)
Net cash flows (used in) provided by investing activities	(655)	206	(84)

Financing Activities:
Subordinated debt redemption	—	(21,134)	—
Proceeds from issuance of common stock	1,574	67,893	2,182
Preferred stock redemption	—	(48,200)	—
Common stock dividends paid	(6,390)	(1,075)	(13)
Preferred stock dividends paid	—	(1,607)	(2,410)
Net cash flows used in financing activities	(4,816)	(4,123)	(241)
Net decrease in cash	(5,303)	(5,022)	(2,628)
Cash, beginning of year	10,267	15,289	17,917
Cash, end of year	$4,964	$10,267	$15,289

Item 9.    Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures
Report of Management on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014, as stated in our report which is included elsewhere herein.
The effectiveness of internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
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
Changes in Internal Control over Financial Reporting
There has been no change in Fidelity’s internal control over financial reporting during the three months ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, Fidelity’s internal control over financial reporting.

Item 9B.        Other Information
None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated herein by reference to the information that appears under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Meetings and Committees of the Board of Directors,” in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders (“Proxy Statement”). Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of Fidelity is included in Item 1 of this Annual Report on Form 10-K.
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

Item 13.        Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated herein by reference to the information that appears under the headings “Election of Directors” and “Certain Relationships and Related Party Transactions” in the Company’s Proxy Statement.

Item 14.        Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference to the information that appears under the heading “Fees Paid by Fidelity to Ernst & Young LLP” in the Company’s Proxy Statement.

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
Exhibit No.    Name of Exhibit

2
Purchase and Assumption Agreement dated as of June 4, 2014 by and between Fidelity Bank and CenterState Bank of Florida, N.A. (incorporated by reference from Exhibit 2.1 to Fidelity Southern Corporation's Form 8-K filed June 5, 2014)

3(a)
Amended and Restated Articles of Incorporation of Fidelity Southern Corporation, as amended effective December 16, 2008 (incorporated by reference from Exhibit 3(a) to Fidelity Southern Corporation's Form 10-K filed March 17, 2009)

3(b)	Articles of Amendment to the Articles of Incorporation of Fidelity Southern Corporation (incorporated by reference from Exhibit 3.1 to Fidelity Southern Corporation's Form 8-K filed November 23, 2010)

3(c)
Bylaws of Fidelity Southern Corporation, as amended (incorporated by reference from Exhibit 3(b) to Fidelity Southern Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

3(d)	Amendment to Bylaws of Fidelity Southern Corporation (incorporated by reference from Exhibit 3.2 to Fidelity Southern Corporation's Form 8-K filed November 23, 2010)

4(a)	See Exhibits 3(a) and 3(b) for provisions of the Amended and Restated Articles of Incorporation, as amended, and Bylaws, which define the rights of the shareholders.

4(b)
Tax Benefits Preservation Plan dated as of November 19, 2010 between Fidelity Southern Corporation and Mellon Investor Services LLC as Rights Agent (incorporated by reference from Exhibit 4.1 to Fidelity Southern Corporation's form 8-K filed November 23, 2010)

10(a)#
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

10(d)#	Fidelity Southern Corporation Equity Incentive Plan dated April 27, 2006, (incorporated by reference from Exhibit 10.1 to Fidelity Southern Corporation's Form 8-K filed May 3, 2006)

10(e)#	First Amendment to the Fidelity Southern Corporation Equity Incentive Plan (incorporated by reference from Exhibit 99(a) to Fidelity Southern Corporation's Form S-8 filed June 17, 2011)

10(f)#	Second Amendment to the Fidelity Southern Corporation Equity Incentive Plan (incorporated by reference from Exhibit 99(a) to Fidelity Southern Corporation's Form S-8 filed August 21, 2012)

10(g)#
Forms of Stock Option Agreements for the Fidelity Southern Corporation Equity Incentive Plan dated April 27, 2006 (incorporated by reference from Exhibit 10.1 to Fidelity Southern Corporation's Form 8-K filed January 18, 2007)

10(h)#	Director Compensation Arrangements (incorporated by reference for Exhibit 10(j) to Fidelity Southern Corporation's Annual Report on Form 10-K for the year ended December 31, 2005)

10(i)	Warrant to Purchase up to 2,266,458 shares of Common Stock, dated December 19, 2008 (incorporated by reference from Exhibit 4.1 to Fidelity Southern Corporation's Form 8-K filed December 19, 2008)

10(j)
Letter Agreement, dated December 19, 2008, including Securities Purchase Agreement-Standard Terms, incorporated by reference therein, between the Company and the United States Department of the Treasury (incorporated by reference from Exhibit 10.1 to Fidelity Southern Corporation's Form 8-K filed December 19, 2008)

10(k)	Securities Purchase Agreement dated May 26, 2011 (incorporated by reference from Exhibit 10.1 to Fidelity Southern Corporation's Form 8-K filed May 26, 2011)

10(l)	Registration Rights Agreement dated May 26, 2011 (incorporated by reference from Exhibit 10.2 to Fidelity Southern Corporation's Form 8-K filed May 26, 2011)

10(m)#
Amended and Restated Employment Agreement by and among Fidelity Southern Corporation, Fidelity Bank, and James B. Miller, Jr. effective January 1, 2015 (incorporated by reference from Exhibit 10.1 to Fidelity Southern Corporation's Form 8-K filed December 24, 2014)

10(n)#
Amended and Restated Employment Agreement by and among Fidelity Southern Corporation, Fidelity Bank, and H. Palmer Proctor, Jr. effective January 1, 2015 (incorporated by reference from Exhibit 10.2 to Fidelity Southern Corporation's Form 8-K filed December 24, 2014)

10(o)#
Incentive Compensation Agreement by and among Fidelity Southern Corporation, Fidelity Bank, and Stephen H. Brolly effective January 1, 2015 (incorporated by reference from Exhibit 10.3 to Fidelity Southern Corporation's Form 8-K filed December 24, 2014)

10(p)#
Incentive Compensation Agreement by and among Fidelity Southern Corporation, Fidelity Bank, and David Buchanan effective January 1, 2015 (incorporated by reference from Exhibit 10.4 to Fidelity Southern Corporation's Form 8-K filed December 24, 2014)

10(q)#
Executive Continuity Agreement by and among Fidelity Southern Corporation, Fidelity Bank, and Stephen H.Brolly effective January 1, 2015 (incorporated by reference from Exhibit 10.5 to Fidelity Southern Corporation's Form 8-K filed December 24, 2014)

10(r)#
Executive Continuity Agreement by and among Fidelity Southern Corporation, Fidelity Bank, and David Buchanan effective January 1, 2015 (incorporated by reference from Exhibit 10.6 to Fidelity Southern Corporation's Form 8-K filed December 24, 2014)

10(s)#
Salary Continuation Agreement by and between Fidelity Bank and James B. Miller, Jr. effective January 1, 2015 (incorporated by reference from Exhibit 10.7 to Fidelity Southern Corporation's Form 8-K filed December 24, 2014)

10(t)#
Salary Continuation Agreement by and between Fidelity Bank and H. Palmer Proctor, Jr. effective January 1, 2015 (incorporated by reference from Exhibit 10.8 to Fidelity Southern Corporation's Form 8-K filed December 24, 2014)

10(u)#
Salary Continuation Agreement by and between Fidelity Bank and Stephen H. Brolly effective January 1, 2015 (incorporated by reference from Exhibit 10.9 to Fidelity Southern Corporation's Form 8-K filed December 24, 2014)

10(v)#
Salary Continuation Agreement by and between Fidelity Bank and David Buchanan effective January 1, 2015 (incorporated by reference from Exhibit 10.10 to Fidelity Southern Corporation's Form 8-K filed December 24, 2014)

10(x)#
Form of Split Dollar Life Insurance Agreement by and between Fidelity Bank and each Fidelity officer entering into Salary Continuation Agreements (incorporated by reference from Exhibit 10.11 to Fidelity Southern Corporation's Form 8-K filed December 24, 2014)

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

101
The following materials from Fidelity Southern Corporation's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (extensible Business Reporting language) (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to the financial statements (Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in this Exhibit is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934.

# Indicates director and management contracts or compensatory plans or arrangements.

(c)	Financial Statement Schedules.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Fidelity Southern Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY SOUTHERN CORPORATION
(Registrant)

Date:	March 10, 2015	BY:	/s/ JAMES B. MILLER, JR.
James B. Miller, Jr.
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date:	March 10, 2015	BY:	/s/ STEPHEN H. BROLLY
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

Signature	Title	Date

/s/ JAMES B. MILLER, JR.	Chairman of the Board and Director	March 10, 2015
James B. Miller, Jr.	(Principal Executive Officer)

/s/ STEPHEN H. BROLLY	Chief Financial Officer (Principal	March 10, 2015
Stephen H. Brolly	Financial and Accounting Officer)

/s/ DAVID R. BOCKEL	Director	March 10, 2015
Major General (Ret) David R. Bockel

/s/ WM. MILLARD CHOATE	Director	March 10, 2015
Wm. Millard Choate

/s/ DONALD A. HARP, JR.	Director	March 10, 2015
Dr. Donald A. Harp, Jr.

/s/ KEVIN S. KING	Director	March 10, 2015
Kevin S. King

/s/ WILLIAM C. LANKFORD, JR.	Director	March 10, 2015
William C. Lankford, Jr.

/s/ H. PALMER PROCTOR, JR.	Director	March 10, 2015
H. Palmer Proctor, Jr.

/s/ W. CLYDE SHEPHERD III	Director	March 10, 2015
W. Clyde Shepherd III

/s/ RANKIN M. SMITH, JR.	Director	March 10, 2015
Rankin M. Smith, Jr.

EXHIBIT INDEX

Exhibit No.	Name of Exhibit

21	Subsidiaries of Fidelity Southern Corporation

23	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.