Form 10-Q
period 2015-03-31
FIDELITY SOUTHERN CORP
filed 2015-05-08
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 __________________________________________________________________
FORM 10-Q
 __________________________________________________________________
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
Commission file number 001-34981
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of April 30, 2015 (the most recent practicable date), the Registrant had outstanding 21,409,056 shares of Common Stock.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
Report on Form 10-Q
March 31, 2015

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
($ in thousands)	March 31, 2015	December 31, 2014
Assets
Cash and due from banks	$18,248	$13,246
Interest-bearing deposits with banks	67,367	58,359
Cash and cash equivalents	85,615	71,605
Investment securities available-for-sale	139,727	149,590
Investment securities held-to-maturity	10,316	7,349
Loans held-for-sale (includes loans at fair value of $241,974 and $181,424, respectively)	405,517	368,935
Loans (includes covered loans of $30,159 and $34,813, respectively)	2,317,581	2,253,306
Allowance for loan losses	(23,758)	(25,450)
Loans, net of allowance for loan losses	2,293,823	2,227,856
Premises and equipment, net	60,710	60,857
Other real estate, net (includes covered assets of $7,557 and $7,581, respectively)	19,988	22,564
Bank owned life insurance	65,013	59,553
Servicing rights	68,146	64,897
Other assets	56,521	52,019
Total assets	$3,205,376	$3,085,225
Liabilities
Deposits
Noninterest-bearing demand deposits	$706,679	$558,018
Interest-bearing deposits	1,946,217	1,900,004
Total deposits	2,652,896	2,458,022
Other borrowings	201,018	291,087
Subordinated debt	46,393	46,393
Other liabilities	30,171	24,772
Total liabilities	2,930,478	2,820,274
Shareholders’ equity
Preferred stock, no par value. Authorized 10,000,000; zero issued	—	—
Common stock, no par value. Authorized 50,000,000; issued and outstanding 21,395,936 and 21,365,098, respectively	163,340	162,575
Accumulated other comprehensive income, net of tax	3,229	2,814
Retained earnings	108,329	99,562
Total shareholders’ equity	274,898	264,951
Total liabilities and shareholders’ equity	$3,205,376	$3,085,225
See accompanying notes to unaudited consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
($ in thousands, except per share data)	2015	2014
Interest income:
Loans, including fees	$25,289	$21,797
Investment securities:
Taxable interest income	1,091	1,147
Nontaxable interest income	94	102
Federal funds sold and bank deposits	12	38
Total interest income	26,486	23,084
Interest expense:
Deposits	2,492	2,488
Other borrowings	177	44
Subordinated debt	276	275
Total interest expense	2,945	2,807
Net interest income	23,541	20,277
Provision for loan losses	108	(2,450)
Net interest income after provision for loan losses	23,433	22,727
Noninterest income:
Service charges on deposit accounts	1,083	1,003
Other fees and charges	1,166	920
Mortgage banking activities	21,318	10,587
Indirect lending activities	5,979	4,676
SBA lending activities	930	844
Bank owned life insurance	492	301
Other	1,070	1,046
Total noninterest income	32,038	19,377
Noninterest expense:
Salaries and employee benefits	18,822	16,085
Commissions	6,160	3,470
Occupancy	3,482	2,603
Communication	948	922
Other	9,223	9,576
Total noninterest expense	38,635	32,656
Income before income tax expense	16,836	9,448
Income tax expense	6,146	3,385
Net income	$10,690	$6,063

Earnings per common share:
Basic	$0.50	$0.28
Diluted	$0.45	$0.26

Cash dividends declared per common share	$0.09	$0.04

Net income	$10,690	$6,063
Other comprehensive income, net of tax:
Change in net unrealized gains on available-for-sale securities, net of income taxes of $254 and $391	415	638
Other comprehensive income, net of tax	415	638
Total comprehensive income	$11,105	$6,701
See accompanying notes to unaudited consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
(in thousands)
Cash flows from operating activities:
Net income	$10,690	$6,063
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	108	(2,450)
Depreciation and amortization of premises and equipment	1,157	870
Other amortization, net	3,541	1,940
Impairment of other real estate	234	1,393
Impairment of servicing rights valuation	2,419	710
Share-based compensation	315	164
Gains on loan sales, including origination of servicing rights	(21,526)	(11,082)
Net gain on sales of other real estate	(303)	(460)
Net income on bank owned life insurance	(460)	(272)
Change in fair value of loans held-for-sale	(3,967)	(1,362)
Originations of loans held-for-sale	(820,118)	(471,022)
Proceeds from sales of loans held-for-sale	800,142	484,520
Net payments received from FDIC under loss-share arrangements	724	2,373
Other assets	(5,548)	14
Other liabilities	5,144	2,430
Net cash (used in) provided by operating activities	(27,448)	13,829
Cash flows from investing activities:
Purchases of FHLB stock	(3,395)	(900)
Maturities and calls of investment securities held-to-maturity	227	256
Maturities and calls of investment securities available-for-sale	7,356	6,112
Redemption of FHLB stock	3,838	2,239
Net proceeds from sale of loans	—	52,211
Net increase in loans	(59,918)	(6,666)
Purchase of bank owned life insurance	(5,000)	—
Proceeds from sales of other real estate	3,480	5,530
Purchases of premises and equipment	(1,010)	(3,903)
Cash received in excess of cash paid for acquisitions	30,747	—
Net cash (used in) provided by investing activities	(23,675)	54,879
Cash flows from financing activities:
Net increase in noninterest-bearing demand deposits	143,516	37,629
Net increase (decrease) in interest-bearing deposits	13,159	(39,692)
Net decrease in other short-term borrowings	(80,069)	(548)
Proceeds from FHLB advances	250,000	20,000
Repayments on FHLB advances	(260,000)	(35,000)
Proceeds from the issuance of common stock	880	753
Repurchase of common stock	(430)	(609)
Common stock dividends paid	(1,923)	(848)
Net cash provided by (used in) financing activities	65,133	(18,315)
Net increase in cash and cash equivalents	14,010	50,393
Cash and cash equivalents, beginning of period	71,605	116,559
Cash and cash equivalents, end of period	$85,615	$166,952

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

Supplemental cash flow information and non-cash disclosures:
Cash paid during the period for:
Interest	$2,894	$2,968
Income taxes	$155	$66
Transfers of loans to other real estate	$835	$28
Acquisitions
Assets acquired	$7,452	$—
Liabilities assumed	$38,199	$—
Transfers from investment securities available-for-sale to investment securities held-to-maturity	$3,194	$—
See accompanying notes to unaudited consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the calculations of and the amortization of capitalized servicing rights, the valuation of loans held-for-sale and certain derivatives, the valuation of real estate or other assets acquired in connection with foreclosures or in satisfaction of loans, estimates used for fair value accounting and Federal Deposit Insurance Corporation ("FDIC") receivable for loss share agreements, and valuation of deferred income taxes. In addition, the actual lives of certain amortizable assets and income items are estimates subject to change. The Company principally operates in one business segment, which is community banking.
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
The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in the 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There were no new accounting policies or changes to existing policies adopted in the first three months of 2015, which had a significant effect on the results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.
Operating results for the three-month period ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and Annual Report to Shareholders for the year ended December 31, 2014.
Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03 "Interest - Imputation Of Interest (Subtopic 835-30)." The amendments in this standard simplify the presentation of debt issuance costs by requiring that these costs be presented as a direct reduction of the related debt liability. The update does not change the recognition and measurement guidance for debt issuance costs. The amendments are effective for entities during annual reporting periods beginning after December 15, 2015, and interim periods therein and those requirements must be applied retrospectively. Early adoption is permitted. The adoption of this ASU is not expected to have a significant impact on the Company's Consolidated Financial Statements.
In February 2015, the FASB issued ASU 2015-02 "Consolidation (Topic 810): Amendments to the Consolidation Analysis." The amendments in this standard provide guidance for performing a consolidation analysis and all reporting entities will be within the scope of Topic 810. As a result, the ASU clarifies when limited partnerships will be considered VIEs; three of the six criteria for determining if fees paid to a decision maker or service provider represent a variable interest were eliminated; reduces the extent to which related party arrangements cause an entity to be considered a primary beneficiary, and eliminates the deferral of ASU 2009-17 for certain investment funds. The amendments are effective for entities during annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this ASU is not expected to have a significant impact on the Company's Consolidated Financial Statements.

In January 2015, the FASB issued ASU 2015-01 "Income Statement-Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items." The new guidance eliminates the concept of an extraordinary item. As a result, an entity will no longer segregate an extraordinary items from the results of ordinary operations; separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and disclose income taxes and EPS data applicable to an extraordinary item. The ASU does not affect the reporting and disclosure requirements for an event that is unusual in nature or that occurs infrequently. The amendments are effective for annual reporting periods beginning after December 15, 2015, and interim reporting periods therein and those requirements may be applied prospectively or retrospectively. Early adoption is permitted. The adoption of this ASU is not expected to have a significant impact on the Company's Consolidated Financial Statements.
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
Contingencies
Due to the nature of their activities, the Company and its subsidiaries are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of March 31, 2015. While it is difficult to predict or determine the outcome of these proceedings, it is the opinion of management, after consultation with its legal counsel, that there is not a reasonable possibility that the ultimate liabilities, if any, would have a material adverse impact on the Company’s consolidated results of operations, financial position, or cash flows.
2. Business Combination
On January 5, 2015, the Company acquired certain loans and deposits from the St. Augustine, Florida branch of Florida Capital Bank, N.A. Net cash proceeds of $30.7 million were received in the transaction, representing the deposit balances assumed at closing, net of amounts paid of $6.8 million for loans acquired in the transaction and a 1.75% premium on deposits. Customer deposit balances of $38.2 million and core deposit intangible of $631,000 were recorded in the transaction. The amount allocated to goodwill was insignificant.
The effects of the acquired assets and liabilities have been included in the consolidated financial statements since the acquisition date. Pro forma results have not been disclosed as those amounts are not significant to the unaudited consolidated financial statements.

3. Investment Securities
Management's primary objective in managing the investment securities portfolio includes maintaining a portfolio of high quality investments with competitive returns while providing for pledging and liquidity needs within overall asset and liability management parameters. The Company is required under federal regulations to maintain adequate liquidity to ensure safe and sound operations. As such, management regularly evaluates the investment portfolio for cash flows, the level of loan production, current interest rate risk strategies and the potential future direction of market interest rate changes. Individual investment securities differ in terms of default, interest rate, liquidity and expected rate of return risk.
The following table summarizes the amortized cost and fair value of debt securities and the related gross unrealized gains and losses at March 31, 2015 and December 31, 2014.

	March 31, 2015
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other than Temporary Impairment	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$25,742	$977	$—	$—	$26,719
Municipal securities	12,447	671	—	—	13,118
Residential mortgage-backed securities	96,330	3,562	(2)	—	99,890
Total available-for-sale	$134,519	$5,210	$(2)	$—	$139,727

Investment securities held-to-maturity:
Residential mortgage-backed securities	$6,061	$337	$—	$—	$6,398
Commercial mortgage-backed securities	4,255	—	—	—	4,255
Total held-to-maturity	$10,316	$337	$—	$—	$10,653

	December 31, 2014
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other than Temporary Impairment	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$25,717	$567	$—	$—	$26,284
Municipal securities	14,170	690	—	—	14,860
Residential mortgage-backed securities	105,165	3,299	(18)	—	108,446
Total available-for-sale	$145,052	$4,556	$(18)	$—	$149,590

Investment securities held-to-maturity:
Residential mortgage-backed securities	$3,072	$342	$—	$—	$3,414
Commercial mortgage-backed securities	4,277	—	—	—	4,277
Total held-to-maturity	$7,349	$342	$—	$—	$7,691
The Company held 1 and 3 investment securities available-for-sale that were in an unrealized loss position at March 31, 2015 and December 31, 2014, respectively. The following table reflects the gross unrealized losses and fair values of the investment securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position. There were no investment securities held-to-maturity with unrealized losses at March 31, 2015 or December 31, 2014.

	March 31, 2015
	12 Months or Less		More Than 12 Months
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$—	$—	$—	$—
Municipal securities	—	—	—	—
Residential mortgage-backed securities	4,614	(2)	—	—
Total available-for-sale	$4,614	$(2)	$—	$—

	December 31, 2014
	12 Months or Less		More Than 12 Months
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$—	$—	$—	$—
Municipal securities	—	—	—	—
Residential mortgage-backed securities	4,971	(6)	3,195	(12)
Total available-for-sale	$4,971	$(6)	$3,195	$(12)

At March 31, 2015 and December 31, 2014, the unrealized losses on investment securities related to interest rate fluctuations. Management does not have the intent to sell the impaired securities and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost. Accordingly, as of March 31, 2015, management believes the impairment detailed in the table above is temporary and no other-than-temporary impairment loss has been recognized in the Company’s Consolidated Statements of Comprehensive Income.
The amortized cost and fair value of investment securities at March 31, 2015 and December 31, 2014 are categorized in the following table by contractual maturity. Securities not due at a single maturity (i.e., mortgage-backed securities) are shown separately.

	March 31, 2015		December 31, 2014
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises
Due five years through ten years	$24,738	$25,626	$24,713	$25,210
Due after ten years	1,004	1,093	1,004	1,074
Municipal securities
Due within one year	—	—	817	819
Due after one year through five years	885	888	885	895
Due five years through ten years	958	1,018	688	727
Due after ten years	10,604	11,212	11,780	12,419
Residential mortgage-backed securities	96,330	99,890	105,165	108,446
Total available-for-sale	$134,519	$139,727	$145,052	$149,590

Investment securities held-to-maturity:
Residential mortgage-backed securities	$6,061	$6,398	$3,072	$3,414
Commercial mortgage-backed securities	4,255	4,255	4,277	4,277
Total held-to-maturity	$10,316	$10,653	$7,349	$7,691
There were no investment securities sold during the three months ended March 31, 2015 or 2014.

The following table summarizes the investment securities that were pledged as collateral at March 31, 2015 and December 31, 2014.

(in thousands)	March 31, 2015	December 31, 2014
Public deposits	$98,114	$95,003
Securities sold under repurchase agreements	17,416	18,778
Total pledged securities	$115,530	$113,781

4. Loans Held-for-Sale
The following table summarizes loans held-for-sale at March 31, 2015 and December 31, 2014.

(in thousands)	March 31, 2015	December 31, 2014
Residential mortgage	$241,974	$181,424
SBA	13,543	12,511
Indirect automobile	150,000	175,000
Total loans held-for-sale	$405,517	$368,935
The Company had $158.4 million and $141.1 million in residential mortgage loans held-for-sale pledged to the FHLB at March 31, 2015 and December 31, 2014, respectively.

5. Loans
Loans outstanding, by class, are summarized in the following table and include net unamortized costs of $30.1 million and $30.0 million at March 31, 2015 and December 31, 2014, respectively. Non-covered loans represent existing portfolio loans prior to the FDIC-assisted transactions, loans not covered under the Loss Share Agreements, and additional loans originated subsequent to the FDIC-assisted transactions.

	March 31, 2015		December 31, 2014
(in thousands)	Non-Covered	Covered	Non-Covered	Covered
Commercial	$501,001	$18,061	$502,938	$21,207
SBA	137,824	374	134,142	624
Construction	131,134	3,322	120,128	3,866
Indirect automobile	1,251,044	—	1,219,232	—
Installment	11,598	611	12,342	880
Residential mortgage	178,812	1,612	156,841	1,657
Home equity lines of credit	76,009	6,179	72,870	6,579
Total loans	$2,287,422	$30,159	$2,218,493	$34,813
Loans in nonaccrual status are presented by class of loans in the following table.

(in thousands)	March 31, 2015	December 31, 2014
Commercial	$9,543	$12,414
SBA	10,160	10,637
Construction	6,977	7,031
Indirect automobile	779	715
Installment	603	623
Residential mortgage	3,039	2,299
Home equity lines of credit	1,331	1,137
Total nonaccrual loans	$32,432	$34,856

If such nonaccrual loans had been on a full accrual basis, interest income on these loans would have been $488,000 and $592,000 for the three months ended March 31, 2015 and 2014, respectively.

Accruing loans delinquent 30-89 days, 90 days or more, and troubled debt restructured loans ("TDRs") accruing interest, presented by class of loans at March 31, 2015 and December 31, 2014, were as follows:

	March 31, 2015			December 31, 2014
(in thousands)	Accruing Delinquent 30-89 Days	Accruing Delinquent 90 Days or More	TDRs Accruing	Accruing Delinquent 30-89 Days	Accruing Delinquent 90 Days or More	TDRs Accruing
Commercial	$1,815	$—	$9,423	$316	$—	$9,521
SBA	46	—	3,987	830	—	4,164
Construction	—	—	440	—	—	445
Indirect automobile	1,222	—	1,784	1,547	—	1,779
Installment	66	—	17	42	—	18
Residential mortgage	637	1,006	629	475	827	632
Home equity lines of credit	148	—	—	1,442	—	—
Total	$3,934	$1,006	$16,280	$4,652	$827	$16,559

TDR Loans
The following tables presents loans, by class, which were modified as TDRs that occurred during the three months ended March 31, 2015 and 2014, along with the type of modification.

	Troubled Debt Restructured During the Three Months Ended March 31, 2015		Troubled Debt Restructured During the Three Months Ended March 31, 2014
(in thousands)	Interest Rate	Term	Interest Rate	Term
Commercial	$—	$1,006	$—	$—
SBA	—	—	—	—
Construction	—	—	—	—
Indirect automobile	—	394	—	174
Installment	—	—	127	—
Residential mortgage	—	—	155	—
Home equity lines of credit	—	—	—	217
Total	$—	$1,400	$282	$391
The following tables present the amount of TDRs that were restructured in the previous twelve months and subsequently redefaulting during the three months ended March 31, 2015 and 2014.

	Troubled Debt Restructured During the Last Twelve Months and Subsequently Redefaulting During the Three Months Ended March 31, (1)
(in thousands)	2015	2014
Commercial	$—	$—
SBA	—	—
Construction	—	—
Indirect automobile	—	—
Installment	—	—
Residential mortgage	—	155
Home equity lines of credit	—	—
Total	$—	$155
(1) Subsequently redefaulting is defined as a payment default (i.e., 30 days contractually past due) within twelve months of restructuring date.
The Company had TDRs with a balance of $22.1 million and $21.3 million at March 31, 2015 and December 31, 2014, respectively. The Company was not committed to lend additional amounts as of March 31, 2015 or December 31, 2014 to customers with outstanding loans that are classified as TDRs.
There were $327.6 million and $318.5 million in loans pledged to the FHLB of Atlanta as collateral for borrowings at March 31, 2015 and December 31, 2014, respectively. Additionally, approximately $326.0 million and $305.1 million in indirect automobile loans were pledged to the FRB at March 31, 2015 and December 31, 2014, respectively, as collateral for potential Discount Window borrowings.

Impaired Loans
The following tables present by class the unpaid principal balance, amortized cost and related allowance for impaired loans at March 31, 2015 and December 31, 2014.

	March 31, 2015			December 31, 2014
(in thousands)	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance
Impaired Loans with Allowance
Commercial	$8,893	$6,404	$1,943	$9,390	$7,527	$2,608
SBA	4,382	4,382	48	4,519	3,652	25
Construction	440	440	250	686	583	278
Indirect automobile	2,343	1,942	9	2,219	1,855	9
Installment	1,750	458	290	1,783	463	296
Residential mortgage	2,406	2,406	511	2,418	2,418	532
Home equity lines of credit	998	865	813	848	733	679
Total	$21,212	$16,897	$3,864	$21,863	$17,231	$4,427

	March 31, 2015		December 31, 2014
(in thousands)	Unpaid Principal Balance	Recorded Investment(1)	Unpaid Principal Balance	Recorded Investment(1)
Impaired Loans with No Allowance
Commercial	$18,309	$15,755	$18,776	$16,316
SBA	16,238	12,211	13,618	12,578
Construction	9,197	6,977	9,009	6,893
Indirect automobile	—	—	—	—
Installment	56	42	59	47
Residential mortgage	3,029	3,030	1,921	1,921
Home equity lines of credit	142	130	143	133
Total	$46,971	$38,145	$43,526	$37,888
(1)The primary difference between the unpaid principal balance and recorded investment represents charge offs previously taken; it excludes accrued interest receivable due to materiality

Average impaired loans and interest income recognized for the three months ended March 31, 2015 and 2014, by class, are summarized in the table below. Interest income recognized during the periods on a cash basis was immaterial.

	Three Months Ended March 31,
	2015		2014
(in thousands)	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Commercial	$22,691	$239	$22,358	$293
SBA	16,921	207	21,379	259
Construction	7,453	8	11,092	137
Indirect automobile	1,924	73	2,176	46
Installment	504	31	569	83
Residential mortgage	4,974	22	2,983	9
Home equity lines of credit	904	14	952	48
Total	$55,371	$594	$61,509	$875

Credit Quality Indicators
The Company uses an asset quality ratings system to assign a numeric indicator of the credit quality and level of existing credit risk inherent in a loan. These ratings are adjusted periodically as the Company becomes aware of changes in the credit quality of the underlying loans.
Indirect automobile loans typically receive a risk rating only when being downgraded to an adverse rating. The Company uses a number of factors, including FICO scoring, to help evaluate the likelihood consumer borrowers will pay their credit obligations as agreed. The weighted-average FICO score for the indirect automobile portfolio was 744 at March 31, 2015 and 741 at December 31, 2014.
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
•Loss – Loss assets are considered uncollectable and of such little value that their continuance as recorded assets is not warranted.
The following tables present the recorded investment in loans, by loan rating category, as of March 31, 2015 and December 31, 2014:

(in thousands)	March 31, 2015
Asset Rating	Commercial	SBA	Construction	Indirect Automobile	Installment	Residential Mortgage	Home Equity Lines of Credit	Total
Pass	$476,661	$118,941	$124,254	$—	$10,905	$174,361	$80,126	$985,248
Special Mention	13,475	5,245	9	—	128	356	165	19,378
Substandard	28,926	14,012	10,193	2,705	1,176	5,707	1,897	64,616
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
	519,062	138,198	134,456	2,705	12,209	180,424	82,188	1,069,242
Ungraded Performing	—	—	—	1,248,339	—	—	—	1,248,339
Total	$519,062	$138,198	$134,456	$1,251,044	$12,209	$180,424	$82,188	$2,317,581

(in thousands)	December 31, 2014
Asset Rating	Commercial	SBA	Construction	Indirect Automobile	Installment	Residential Mortgage	Home Equity Lines of Credit	Total
Pass	$479,032	$115,166	$113,309	$—	$11,449	$153,437	$77,689	$950,082
Special Mention	15,876	6,024	217	—	245	365	82	22,809
Substandard	29,237	13,576	10,468	2,880	1,528	4,696	1,678	64,063
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
	524,145	134,766	123,994	2,880	13,222	158,498	79,449	1,036,954
Ungraded Performing	—	—	—	1,216,352	—	—	—	1,216,352
Total	$524,145	$134,766	$123,994	$1,219,232	$13,222	$158,498	$79,449	$2,253,306

Purchased Credit Impaired ("PCI") Loans
The carrying amount of PCI loans at March 31, 2015 and December 31, 2014 was as follows.

(in thousands)	March 31, 2015	December 31, 2014
Commercial	$20,358	$23,005
Construction	3,322	3,866
Consumer	861	1,756
Mortgage	8,105	8,657
Total carrying amount	$32,646	$37,284
Total outstanding balance	$37,826	$42,679
Accretable yield, or income expected to be collected on PCI loans at March 31, 2015 and December 31, 2014, was as follows.

	For the Three Months Ended March 31,	For the Year Ended December 31,
(in thousands)	2015	2014
Beginning balance	$1,649	$2,188
Accretion of income	(170)	(2,162)
Other activity, net	6	1,623
Ending balance	$1,485	$1,649

6. Allowance for Loan Losses
A summary of changes in the allowance for loan losses, by loan portfolio segment, for the three months ended March 31, 2015 and 2014 follows.

	Three Months Ended March 31, 2015
(in thousands)	Commercial	Construction	Consumer	Mortgage	Covered	Acquired Non-covered	Unallocated	Total
Beginning balance	$12,967	$1,486	$6,300	$3,251	$555	$160	$731	$25,450
Charge-offs	(886)	—	(1,255)	—	(40)	—	—	(2,181)
Recoveries	71	76	383	1	21	1	—	553
Net (charge-offs)/ recoveries	(815)	76	(872)	1	(19)	1	—	(1,628)
Decrease in FDIC indemnification asset	—	—	—	—	(172)	—	—	(172)
Provision for loan losses(1)	(845)	(88)	1,034	59	(47)	(95)	90	108
Ending balance	$11,307	$1,474	$6,462	$3,311	$317	$66	$821	$23,758

	Three Months Ended March 31, 2014
(in thousands)	Commercial	Construction	Consumer	Mortgage	Covered	Acquired Non-covered	Unallocated	Total
Beginning balance	$17,348	$2,044	$6,410	$3,376	$3,331	$278	$897	$33,684
Charge-offs	(373)	(54)	(1,057)	(54)	(493)	—	—	(2,031)
Recoveries	9	1,734	314	19	45	15	—	2,136
Net (charge-offs)/ recoveries	(364)	1,680	(743)	(35)	(448)	15	—	105
Decrease in FDIC indemnification asset	—	—	—	—	(542)	—	—	(542)
Provision for loan losses(1)	765	(2,495)	(75)	(527)	(136)	20	(2)	(2,450)
Ending balance	$17,749	$1,229	$5,592	$2,814	$2,205	$313	$895	$30,797
(1) Net of benefit attributable to FDIC indemnification asset
The following tables present, by portfolio segment, the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans as of March 31, 2015 and December 31, 2014.

	March 31, 2015
(in thousands)	Commercial	Construction	Consumer	Mortgage	Acquired, Covered and Non-covered	Unallocated	Total
Individually evaluated for impairment	$1,991	$250	$299	$1,324	$—	$—	$3,864
Collectively evaluated for impairment	9,316	1,224	6,163	1,987	—	821	19,511
Acquired with deteriorated credit quality	—	—	—	—	383	—	383
Total allowance for loan losses	$11,307	$1,474	$6,462	$3,311	$383	$821	$23,758
Individually evaluated for impairment	$38,752	$7,417	$2,442	$6,431	$—	$—	$55,042
Collectively evaluated for impairment	598,150	123,717	1,259,950	248,076	—	—	2,229,893
Acquired with deteriorated credit quality	20,358	3,322	861	8,105	—	—	32,646
Total loans	$657,260	$134,456	$1,263,253	$262,612	$—	$—	$2,317,581

	December 31, 2014
(in thousands)	Commercial	Construction	Consumer	Mortgage	Acquired, Covered and Non-covered	Unallocated	Total
Individually evaluated for impairment	$2,633	$278	$305	$1,211	$—	$—	$4,427
Collectively evaluated for impairment	10,334	1,208	5,995	2,040	—	731	20,308
Acquired with deteriorated credit quality	—	—	—	—	715	—	715
Total allowance for loan losses	$12,967	$1,486	$6,300	$3,251	$715	$731	$25,450
Individually evaluated for impairment	$40,073	$7,476	$2,365	$5,205	$—	$—	$55,119
Collectively evaluated for impairment	595,833	112,652	1,228,333	224,085	—	—	2,160,903
Acquired with deteriorated credit quality	23,005	3,866	1,756	8,657	—	—	37,284
Total loans	$658,911	$123,994	$1,232,454	$237,947	$—	$—	$2,253,306

7. Other Real Estate
The following table segregates the ORE by type.

(in thousands)	March 31, 2015	December 31, 2014
Commercial	$12,351	$13,757
Residential	849	1,212
Lots	6,788	7,595
Total ORE, net	$19,988	$22,564
The following table summarizes the changes in ORE.

	For the Three Months Ended March 31,
(in thousands)	2015	2014
Beginning Balance	$22,564	$30,982
Transfers of loans to ORE	835	28
Sales	(3,177)	(5,070)
Write-downs	(234)	(1,393)
Ending Balance	$19,988	$24,547
Residential mortgage loans in the process of foreclosure were $1.7 million and $407,000 at March 31, 2015 and December 31, 2014, respectively.
8. Fair Value of Financial Instruments
Mortgage Loans Held-for-Sale
The Company records mortgage loans held-for-sale at fair value. The Company chose to fair value mortgage loans held-for-sale to align results with the underlying economic changes in value of the loans and related hedge instruments. Interest income on mortgage loans held-for-sale is recorded on an accrual basis in the Consolidated Statements of Comprehensive Income under the heading “Interest income-loans, including fees.” The servicing value is included in the fair value of the mortgage loans held-for-sale and initially recognized at the time the Company enters into Interest Rate Lock Commitments (“IRLCs”) with borrowers. The mark-to-market adjustments related to loans held-for-sale and the associated economic hedges are reported in noninterest income from mortgage banking activities in the Consolidated Statements of Comprehensive Income.
Valuation Methodologies and Fair Value Hierarchy
The primary financial instruments that the Company carries at fair value include investment securities, derivative instruments including IRLCs, and loans held-for-sale.

Debt securities issued by U.S. Government corporations and agencies, debt securities issued by states and political subdivisions, and agency residential mortgage-backed securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. The investments in the Company’s portfolio are generally not quoted on an exchange but are actively traded in the secondary institutional market.
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
Derivative instruments are primarily transacted in the secondary mortgage and institutional dealer markets and priced with observable market assumptions at a mid-market valuation point, with appropriate valuation adjustments for liquidity and credit risk. For purposes of valuation adjustments to its derivative positions, the Company has evaluated liquidity premiums that may be demanded by market participants, as well as the credit risk of its counterparties and its own credit if applicable. To date, no material losses due to a counterparty’s inability to pay any net uncollateralized position have occurred. Derivative instruments are considered to be Level 3.
The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumption used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument. Because mortgage loans held-for-sale are sold within a few weeks of origination, they are unlikely to demonstrate any of the credit weaknesses discussed above and as a result, there were no credit related adjustments to fair value during the three months ended March 31, 2015 and 2014.
The following tables present financial instruments measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014. There were no transfers between Level 1, 2, and 3 during the three months ended March 31, 2015.

		Fair Value Measurements at March 31, 2015
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government sponsored enterprises	$26,719	$—	$26,719	$—
Municipal securities	13,118	—	13,118	—
Residential mortgage-backed securities	99,890	—	99,890	—
Mortgage loans held-for-sale	241,974	—	241,974	—
Other assets(1)	9,426	—	—	9,426
Other liabilities(1)	(4,602)	—	—	(4,602)

		Fair Value Measurements at December 31, 2014
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government sponsored enterprises	$26,284	$—	$26,284	$—
Municipal securities	14,860	—	14,860	—
Residential mortgage-backed securities	108,446	—	108,446	—
Mortgage loans held-for-sale	181,424	—	181,424	—
Other assets(1)	2,691	—	—	2,691
Other liabilities(1)	(1,341)	—	—	(1,341)
(1) Includes mortgage-related IRLCs and derivative financial instruments to hedge interest rate risk. IRLCs recorded on a gross basis
The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2015 and 2014. The changes in the fair value of economic hedges were recorded in noninterest income from mortgage banking activities in the Consolidated Statements of Comprehensive Income and are designed to partially offset the change in fair value of the financial instruments referenced in the following table.

	As of or for the Three Months Ended March 31,
	2015		2014
(in thousands)	Other Assets(1)	Other Liabilities(1)	Other Assets(1)	Other Liabilities(1)
Beginning balance	$2,691	$(1,341)	$3,271	$(156)
Total gains (losses) included in earnings:
Issuances	9,426	(4,602)	3,323	(116)
Settlements and closed loans	(2,588)	1,341	(3,190)	146
Expirations	(103)	—	(81)	10
Ending balance	$9,426	$(4,602)	$3,323	$(116)
(1)Includes mortgage-related IRLCs and derivative financial instruments entered to hedge interest rate risk
The following tables present financial assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy at March 31, 2015 and December 31, 2014.

		Fair Value Measurements at March 31, 2015
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$12,865	$—	$—	$12,865
ORE	4,880	—	—	4,880
Residential mortgage servicing rights	28,480	—	—	28,480
SBA servicing rights	4,439	—	—	4,439

		Fair Value Measurements at December 31, 2014
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$19,885	$—	$—	$19,885
ORE	10,935	—	—	10,935
Residential mortgage servicing rights	30,304	—	—	30,304
SBA servicing rights	4,654	—	—	4,654
Quantitative Information about Level 3 Fair Value Measurements
The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities:

	Fair Value at
($ in thousands)	March 31, 2014	December 31, 2014	Valuation Technique	Unobservable Inputs	Range/Weighted Average at March 31, 2015	Range/Weighted Average at December 31, 2014
Nonrecurring:
Impaired loans	$12,865	$19,885	Discounted appraisals less estimated selling costs	Collateral discounts	0% - 30% 2.19%	0% - 30% 2.51%
				Estimated selling costs	0% - 10% 9.71%	0% - 10% 9.72%
Other real estate	4,880	10,935		Estimated selling costs	0 - 10% 7.91%	0 - 10% 7.83%
Residential mortgage servicing rights	28,480	30,304	Discounted cash flows	Discount rate	9.50% - 9.79% 9.75%	9.50% - 12.25% 9.73%
				Prepayment speeds	8.25% - 19.41% 10.16%	7.63% - 19.96% 9.24%
SBA servicing rights	4,439	4,654	Discounted cash flows	Discount rate	13.50%	13.50%
				Prepayment speeds	9.33%	7.64%
Recurring:
IRLCs	7,003	2,448	Pricing model	Pull-through ratio	80.00%	77.00%
Forward commitments	(2,179)	(1,098)	Investor pricing	Pricing spreads	90.00% - 106.33% 103.24%	90.00% - 109.63% 103.77%
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
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held-for-sale for which the fair value option ("FVO") has been elected as of March 31, 2015 and December 31, 2014. There was one loan held-for-sale measured under the fair value option for $265,000, with a fair value of $276,000 that was 90 days or more past due or in nonaccrual status at March 31, 2015. There were none at December 31, 2014.

(in thousands)	Aggregate Fair Value March 31, 2015	Aggregate Unpaid Principal Balance Under FVO at March 31, 2015	Fair Value Over Unpaid Principal
Residential mortgage loans held-for-sale	$241,974	$237,370	$4,604

(in thousands)	Aggregate Fair Value December 31, 2014	Aggregate Unpaid Principal Balance Under FVO at December 31, 2014	Fair Value Over Unpaid Principal
Residential mortgage loans held-for-sale	$181,424	$177,314	$4,110
The fair value gain (loss) related to mortgage banking activities for items measured at fair value pursuant to election of FVO was $494,000 and $1.3 million for the three months ended March 31, 2015 and 2014, respectively.
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

		Fair Value Measurements at March 31, 2015
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial instruments (assets):
Cash and cash equivalents	$85,615	$85,615	$—	$—	$85,615
Investment securities available-for-sale	139,727	—	139,727	—	139,727
Investment securities held-to-maturity	10,316	—	6,398	4,255	10,653
Total loans, net(1)	2,699,340	—	241,974	2,347,858	2,589,832
Financial instruments (liabilities):
Noninterest-bearing demand deposits	706,679	—	—	706,679	706,679
Interest-bearing deposits	1,946,217	—	—	1,948,340	1,948,340
Other borrowings	201,018	—	201,018	—	201,018
Subordinated debt	46,393	—	44,791	—	44,791

		Fair Value Measurements at December 31, 2014
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial instruments (assets):
Cash and cash equivalents	$71,605	$71,605	$—	$—	$71,605
Investment securities available-for-sale	149,590	—	149,590	—	149,590
Investment securities held-to-maturity	7,349	—	3,414	4,277	7,691
Total loans, net(1)	2,596,791	—	181,424	2,303,388	2,484,812
Financial instruments (liabilities):
Noninterest-bearing demand deposits	558,018	—	—	558,018	558,018
Interest-bearing deposits	1,900,004	—	—	1,901,636	1,901,636
Other borrowings	291,087	—	291,087	—	291,087
Subordinated debt	46,393	—	47,232	—	47,232
(1) Includes $241,974 and $181,424 in residential mortgage loans held-for-sale at March 31, 2015 and December 31, 2014, respectively, for which the Company has elected FVO.
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

For off-balance sheet instruments, fair values are based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing for loan commitments and letters of credit. Fees related to these instruments were immaterial at March 31, 2015 and December 31, 2014, and the carrying amounts represent a reasonable approximation of their fair values. Loan commitments, letters and lines of credit, and similar obligations typically have variable interest rates and clauses that deny funding if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the foregoing schedule.
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
As of March 31, 2015, the Company had $16.0 million in overnight repurchase agreements included in other borrowings in the Consolidated Balance Sheets, collateralized by securities with a fair value of $17.4 million, resulting in a net position of $1.4 million. As of December 31, 2014, the Company had $14.1 million in overnight repurchase agreements, with securities of $18.8 million pledged, with a net position of $4.7 million.
There are no derivative contracts subject to master netting agreements.
9. Derivative Financial Instruments
Gains/(losses) of $3.5 million and $(608,000) were recorded for the three months ended March 31, 2015 and 2014, respectively, for all mortgage-related derivatives, and are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from mortgage banking activities. The Company's derivative contracts are not subject to master netting arrangements.
The Company’s derivative positions as of March 31, 2015 and December 31, 2014 were as follows:

	Contract or Notional Amount
(in thousands)	March 31, 2015	December 31, 2014
Forward rate commitments	$515,461	$294,746
Interest rate lock commitments	302,765	139,288
Total derivatives contracts	$818,226	$434,034
10. Earnings Per Common Share
Earnings per common share were calculated as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2015	2014
Net income	$10,690	$6,063

Weighted average common shares outstanding - basic (1)	21,380	21,288
Effect of dilutive stock options and warrant (2)	2,303	2,159
Weighted average common shares outstanding – diluted	23,683	23,447

Earnings per common share:
Basic	$0.50	$0.28
Diluted	$0.45	$0.26
(1) Weighted average number of common shares outstanding include participating securities related to unvested restricted stock awards, net of forfeitures during the period.
(2) Effect of dilutive stock options and warrant reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock.
For the three months ended March 31, 2015 and 2014, there were 112,000 and 402,000 common stock options which were not included in the potentially dilutive stock options and warrant, respectively. These shares would have been included in the calculation of diluted earnings per common share, except that to do so would have an anti-dilutive impact on earnings per common share.
11. Certain Transfers of Financial Assets
Mortgage Recourse Liability
During the last four calendar years and so far in 2015, the Company has sold over 35,000 loans with a principal balance of approximately $8.3 billion. As seller, the Company has made various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance with origination criteria established by the purchasers. In the event of a breach of these representations and warranties, the Company is obligated to repurchase loans with identified defects and/or to indemnify the purchasers. Some of these conditions include underwriting errors or omissions, fraud or material misstatements, and invalid collateral values. The contractual obligation arises only when the breach of representations and warranties is discovered and repurchase/indemnification is demanded. Generally, the maximum amount the Company would be required to make would be equal to the unpaid principal balance of such loans that are deemed to have defects that were sold to purchasers, plus accrued interest and certain expenses. To date, the claims to the Company from the purchasers to be reimbursed for realized losses have been immaterial. In addition, the Company’s loan sale contracts define a condition in which the borrower defaults during a short period of time as an early payment default (“EPD”). In the event of an EPD, the Company may be required to return the premium paid for the loan, pay certain administrative fees, and may be required to repurchase the loan or indemnify the purchaser unless an EPD waiver is obtained.
Management recognizes the potential risk from costs related to breaches of representations and warranties made in connection with residential loan sales and subsequent required repurchases, indemnifications, and EPD claims. As a result, the Company has established a liability to cover potential costs related to these events based on historical experience, adjusted for any risk factors not captured in the historical losses, current business volume, and known claims outstanding. The recourse liability totaled $1.4 million at March 31, 2015 and December 31, 2014 and management believes this is adequate for potential exposure related to loan sale indemnification, repurchase loans, and EPD claims. Management will continue to monitor the adequacy of the reserve level and may decide that further additions to the reserve are appropriate. However, there can be no assurance that the current balance of this reserve will prove sufficient to cover actual future losses. It should be noted that the Company’s loan sale activity began to increase at a time when underwriting requirements were strengthened from prior years and limited documentation conventional loans (i.e., non-government insured) were no longer eligible for purchase in the secondary market. Accordingly, the population of conventional loans the Company has sold has been underwritten based on fully documented information. While this does not eliminate all risk of repurchase or indemnification costs, management believes it significantly mitigates that risk.
Servicing rights
The carrying value of the servicing assets is shown in the table below:

(in thousands)	March 31, 2015	December 31, 2014
Servicing rights
Residential mortgage	$58,679	$56,720
SBA	4,642	4,872
Indirect automobile	4,825	3,305
Total servicing rights	$68,146	$64,897
Residential Mortgage Loans
The Company typically sells first-lien residential mortgage loans to third party investors, primarily Fannie Mae, Ginnie Mae, and Freddie Mac. The Company retains the related mortgage servicing rights (“MSRs”) and receives servicing fees on certain of these loans. During the three months ended March 31, 2015 and 2014, the Company sold $492.2 million and $286.8 million in residential mortgage loans, respectively, with servicing retained.
The net gain on loan sales, MSR impairment and amortization, and servicing fees are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from mortgage banking activities. During the three months ended March 31, 2015 and 2014, the Company recorded gains on sales of residential mortgage loans of $19.7 million and $8.0 million, respectively. During the three months ended March 31, 2015 and 2014, the Company recorded servicing fees of $3.6 million and $3.0 million, respectively. The table below is an analysis of the activity in the Company’s MSRs and impairment:

	For the Three Months Ended March 31,
(in thousands)	2015	2014
Residential mortgage servicing rights
Beginning carrying value, net	$56,720	$46,785
Additions	6,790	3,744
Amortization	(2,362)	(1,574)
(Impairment) recovery, net	(2,469)	(620)
Ending carrying value, net	$58,679	$48,335

	For the Three Months Ended March 31,
(in thousands)	2015	2014
Residential mortgage servicing impairment
Beginning balance	$6,452	$3,129
Additions	3,900	667
Recoveries	(1,431)	(47)
Ending balance	$8,921	$3,749

The fair value of MSRs, key metrics, and the sensitivity of the fair value to adverse changes in key economic assumptions are summarized below:

($ in thousands)	March 31, 2015	December 31, 2014
Residential Mortgage Servicing Rights
Fair Value	$63,941	$63,977
Composition of residential loans serviced for others:
Fixed-rate	99.30%	99.40%
Adjustable-rate	0.70%	0.60%
Total	100.00%	100.00%
Weighted average remaining term (years)	25.9	26.0
Prepayment speed	10.16%	9.24%
Decline in fair value due to a 10% adverse change	$(2,228)	$(2,149)
Decline in fair value due to a 20% adverse change	(4,300)	(4,149)
Weighted average discount rate	9.75%	9.73%
Decline in fair value due to a 10% adverse change	$(2,351)	$(2,231)
Decline in fair value due to a 20% adverse change	(4,352)	(4,298)
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

Information about the asset quality of residential mortgage loans serviced by the Company is shown in the table below.

	March 31, 2015			Net Charge-offs for the Three Months Ended March 31, 2015
Residential mortgage loans serviced	Unpaid Principal Balance
		Delinquent (days)
(in thousands)		30 to 89	90+
Serviced for others	$5,622,549	$15,048	$1,890	$—
Held-for-sale	237,370	—	265	—
Held-for-investment	176,689	928	1,948	—
Total residential mortgage loans serviced	$6,036,608	$15,976	$4,103	$—
SBA Loans
The Company has executed certain transfers of SBA loans with third parties. These loans, which are typically partially guaranteed by the SBA or otherwise credit enhanced, are generally secured by business property such as real estate, inventory, equipment, and accounts receivable. During the three months ended March 31, 2015 and 2014, the Company sold $13.1 million and $6.6 million in SBA loans.
The Company retains the loan servicing rights and receives servicing fees. The net gain on SBA loan sales, servicing rights impairment and amortization and servicing fees are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from SBA lending activities. During the three months ended March 31, 2015 and 2014, the Company recorded gains on sales of SBA loans of $860,000 and $675,000, respectively. During the three months ended March 31, 2015 and 2014, the Company recorded servicing fees of $536,000 and $443,000, respectively. The table below is an analysis of the activity in the Company’s SBA loan servicing rights and impairment.

	For the Three Months Ended March 31,
(in thousands)	2015	2014
SBA loan servicing rights
Beginning carrying value, net	$4,872	$4,529
Additions	236	274
Amortization	(516)	(176)
Recovery (impairment), net	50	(91)
Ending carrying value, net	$4,642	$4,536

	For the Three Months Ended March 31,
(in thousands)	2015	2014
SBA servicing rights impairment
Beginning balance	$1,818	$2,218
Additions	—	91
Recoveries	(50)	—
Ending balance	$1,768	$2,309
The fair value of the SBA loan servicing rights, key metrics, and the sensitivity of the fair value to adverse changes in key economic assumptions are summarized below.

($ in thousands)	March 31, 2015	December 31, 2014
SBA loan servicing rights
Fair value	$4,698	$4,931
Composition of loans serviced for others:
Fixed-rate	0.20%	0.10%
Adjustable-rate	99.80%	99.90%
Total	100.00%	100.00%
Weighted average remaining term (years)	20.3	20.4
Prepayment speed	9.33%	7.64%
Decline in fair value due to a 10% adverse change	$(109)	$(97)
Decline in fair value due to a 20% adverse change	(213)	(191)
Weighted average discount rate	13.50%	13.50%
Decline in fair value due to a 10% adverse change	$(158)	$(173)
Decline in fair value due to a 20% adverse change	(307)	(336)
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
Information about the asset quality of SBA loans serviced by the Company is shown in the table below.

	March 31, 2015			Net Charge-offs for the Three Months Ended March 31, 2015
SBA loans serviced	Unpaid Principal Balance
		Delinquent (days)
(in thousands)		30 to 89	90+
Serviced for others	$253,200	$416	$8,956	$220
Held-for-sale	13,542	—	—	—
Held-for-investment	138,213	—	4,098	194
Total SBA loans serviced	$404,955	$416	$13,054	$414
Indirect Automobile Loans
The Company purchases, on a nonrecourse basis, consumer installment contracts secured by new and used vehicles purchased by consumers from franchised motor vehicle dealers and select independent dealers. A portion of the indirect automobile loans originated is sold with servicing retained and the Company receives servicing fees. During the three months ended March 31, 2015 and 2014, the Company sold $219.8 million and $195.0 million in indirect automobile loans, respectively.
The gain on loan sales and servicing fees are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from indirect lending activities. During the three months ended March 31, 2015 and 2014, the Company recorded gains on sales of indirect automobile loans of $4.5 million and $3.7 million, respectively. During the three months ended March 31, 2015 and 2014, the Company recorded servicing fees of $1.9 million and $1.1 million, respectively. The table below is an analysis of the activity in the Company’s indirect automobile loan servicing rights and impairment:

	For the Three Months Ended March 31,
(in thousands)	2015	2014
Indirect automobile loan servicing rights
Beginning carrying value	$3,305	$1,888
Additions	1,861	730
Amortization	(341)	(208)
Ending carrying value	$4,825	$2,410

The Company has not recorded impairment on its indirect automobile loan servicing rights. The fair value of the indirect automobile loan servicing rights, key metrics, and the sensitivity of the fair value to adverse changes in key economic assumptions are summarized below.

($ in thousands)	March 31, 2015	December 31, 2014
Indirect loan servicing rights
Fair value	$8,717	$6,550
Composition of loans serviced for others:
Fixed-rate	100.00%	100.00%
Adjustable-rate	—%	—%
Total	100.00%	100.00%
Weighted average remaining term (years)	5.2	5.0
Prepayment speed	17.89%	18.14%
Decline in fair value due to a 10% adverse change	$(253)	$(164)
Decline in fair value due to a 20% adverse change	(494)	(322)
Weighted average discount rate	6.50%	6.47%
Decline in fair value due to a 10% adverse change	$(94)	$(60)
Decline in fair value due to a 20% adverse change	(186)	(119)
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
Information about the asset quality of the indirect automobile loans serviced by the Company is shown in the table below.

	March 31, 2015			Net Charge-offs for the Three Months Ended March 31, 2015
Indirect automobile loans serviced	Unpaid Principal Balance
		Delinquent (days)
(in thousands)		30 to 89	90+
Serviced for others	$1,025,569	$1,718	$844	$651
Held-for-sale	150,000	—	—	—
Held-for-investment	1,251,044	2,253	1,033	874
Total indirect automobile loans serviced	$2,426,613	$3,971	$1,877	$1,525

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis reviews important factors affecting our financial condition at March 31, 2015 compared to December 31, 2014, and compares the results of operations for the three months ended March 31, 2015 and 2014. These comments should be read in conjunction with our consolidated financial statements and accompanying notes appearing in this report and the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2014. All percentage and dollar variances noted in the following analysis are calculated from the balances presented in the accompanying consolidated financial statements.
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
This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included herein and are not intended to represent a complete list of all risks and uncertainties in our business. Investors are encouraged to read the related section in our 2014 Annual Report on Form 10-K, including the “Risk Factors” set forth therein. Additional information and other factors that could affect future financial results are included in our filings with the Securities and Exchange Commission.

Selected Financial Data
The following table contains selected consolidated financial data and should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and unaudited consolidated financial statements and accompanying notes included in Item 1 of this report.

	As of or for the Three Months Ended
($ in thousands, except per share data)	March 31, 2015	December 31, 2014	March 31, 2014
INCOME STATEMENT DATA:
Interest income	$26,486	$26,633	$23,084
Interest expense	2,945	3,018	2,807
Net interest income	23,541	23,615	20,277
Provision for loan losses	108	556	(2,450)
Noninterest income	32,038	24,711	19,377
Noninterest expense	38,635	36,645	32,656
Net income	10,690	7,213	6,063
PERFORMANCE:
Earnings per common share - basic	$0.50	$0.34	$0.28
Earnings per common share - diluted	0.45	0.31	0.26
Book value per common share	$12.85	$12.40	$11.39
Tangible book value per common share	12.64	12.22	11.28
Cash dividends paid per common share	$0.09	$0.09	$0.04
Return on average assets	1.40%	0.98%	0.97%
Return on average shareholders' equity	16.20%	10.99%	10.36%
Net interest margin	3.35%	3.47%	3.55%
END OF PERIOD BALANCE SHEET SUMMARY:
Total assets	$3,205,376	$3,085,225	$2,556,887
Earning assets	2,951,135	2,848,618	2,350,759
Loans, excluding loans held-for-sale	2,317,581	2,253,306	1,848,092
Total loans	2,723,098	2,622,241	2,028,642
Total deposits	2,652,896	2,458,022	2,200,389
Shareholders' equity	274,898	264,951	242,391
DAILY AVERAGE BALANCE SHEET SUMMARY:
Total assets	$3,098,079	$2,921,742	$2,529,476
Earning assets	2,858,827	2,711,138	2,325,164
Loans, excluding loans held-for-sale	2,298,789	2,192,383	1,886,136
Total loans	2,656,556	2,509,552	2,070,909
Total deposits	2,530,988	2,416,140	2,160,696
Shareholders' equity	267,561	260,308	237,408
ASSET QUALITY RATIOS:
Net charge-offs/(recoveries), annualized to average loans	0.29%	0.50%	(0.02)%
Allowance to period-end loans	1.03%	1.13%	1.67%
Nonperforming assets to total loans, ORE and repossessions	2.33%	2.61%	3.66%
Allowance to nonperforming loans, ORE and repossessions	0.44x	0.43x	0.45x
SELECTED RATIOS:
Loans to total deposits	87.36%	91.67%	83.99%
Average total loans to average earning assets	92.92%	92.56%	89.07%
Noninterest income to revenue	54.74%	48.13%	45.63%
Leverage ratio	9.89%	10.40%	11.21%
Common equity tier 1 capital	9.12%	N/A	N/A
Tier 1 risk-based capital	10.69%	11.07%	13.20%
Total risk-based capital	11.50%	12.01%	14.46%
Average equity to average assets	8.64%	8.91%	9.39%

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

During 2015, we have continued to expand our footprint with the expansion of mortgage lending activities into North and South Carolina. On January 5, 2015, we purchased loans and assumed $38.2 million of deposits from one branch of Florida Capital Bank, N.A. Trust and wealth management began operations in July of 2014 and continues to grow.
Our lending activities and the total of our nonperforming assets are significantly influenced by the local economic environments in the markets we serve. Since 2012, we have seen the effects of the economic recession starting in 2007 subside as unemployment rates have fallen and the real estate market has shown moderate improvement. This environment has supported our strategy to organically grow our consumer installment, mortgage and commercial loan portfolios. Our loan portfolio is well diversified among consumer, business, and real estate.
Financial Performance
We recorded net income for the quarter ended March 31, 2015 of $10.7 million compared to $6.1 million for the same period in 2014, an increase of $4.6 million, or 76.3%. Net income per basic and diluted common share were $0.50 and $0.45, respectively for the quarter and $0.28 and $0.26, respectively, for the same period in 2014. The year over year increase in net income of $4.6 million is primarily the result of a $10.7 million increase in noninterest income from mortgage banking activities and a $3.3 million increase in net interest income, partially offset by an increase of $2.6 million in provision for loan losses, an increase of $6.0 million in noninterest expenses, and an increase of $2.8 million in income tax expense.
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
We continue to attract new customer relationships, and talented and experienced bankers to support our growth. The focus in 2015 continues to be on credit quality, revenue growth, expense controls, deposit growth and quality loan growth.
Results of Operations
Net Interest Income
Interest Income
Interest income was $26.5 million for the quarter, an increase of $3.4 million, or 14.7% as compared to the same period in 2014. The increase was primarily due to a year over year increase in average loans of $585.6 million, or 28.3%, primarily in the indirect and mortgage portfolios, partially offset by a decrease in the yield on loans of 41 basis points, as new loans, on average, were originated at lower yields over the previous twelve months.
On a linked-quarter basis, interest income decreased slightly, primarily due to a decrease of 15 basis points in the yield on total loans, net of a $147.0 million increase in average total loans.
Interest Expense
Interest expense was $2.9 million for the quarter ended March 31, 2015, an increase of $138,000 or 4.9%, as compared to the same period in 2014. The year over year increase occurred primarily due to an increase in average other borrowings of $166.1 million used to fund growth in average loans.
On a linked-quarter basis, interest expense decreased by $73,000, or 2.4%, primarily due to a reduction of 4 basis points in the cost of interest bearing deposits.
Net Interest Margin
The net interest margin was 3.35% for the quarter, compared to 3.55% for the same period in 2014. The decrease was primarily attributable to a decrease in the yield on total loans as new loans, on average, were originated at lower yields over the previous twelve months.
On a linked-quarter basis, the net interest margin decreased by 12 basis points compared to 3.47% for the prior quarter, primarily due to a decrease of 15 basis points in the yield on total loans, offset by an increased volume of loans for the quarter.

Net Income
For the three months ended March 31, 2015, we recorded net income of $10.7 million, compared to $6.1 million for the same period in 2014. Basic and diluted earnings per common share for the first quarter of 2015 were $0.50 and $0.45, respectively, compared to $0.28 and $0.26, respectively, for the same period last year.
The year over year increase in net income of $4.6 million is primarily the result of a $10.7 million increase in noninterest income from mortgage banking activities and a $3.3 million increase in net interest income, partially offset by an increase of $2.6 million in provision for loan losses, an increase of $6.0 million in noninterest expenses, and an increase of $2.8 million in income tax expense.

Average Balances, Interest and Yields (Unaudited)

	For the Three Months Ended
	March 31, 2015			March 31, 2014
($ in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans, net of unearned income(1)	$2,656,556	$25,333	3.87%	$2,070,909	$21,836	4.28%
Investment securities(1)	164,456	1,236	3.05%	176,171	1,304	3.00%
Federal Funds sold and interest bearing deposits	37,815	12	0.13%	78,084	38	0.20%
Total interest-earning assets	2,858,827	26,581	3.77%	2,325,164	23,178	4.04%
Noninterest-earning assets:
Cash and due from banks	15,311			17,508
Allowance for loan losses	(25,258)			(33,869)
Premises and equipment, net	60,979			48,479
Other real estate	22,219			28,798
Other assets	166,001			143,396
Total assets	$3,098,079			$2,529,476

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand	$812,833	$453	0.23%	$698,811	$507	0.29%
Savings	309,393	255	0.33%	308,819	296	0.39%
Time deposits	803,000	1,784	0.90%	675,034	1,685	1.01%
Total interest-bearing deposits	1,925,226	2,492	0.52%	1,682,664	2,488	0.60%
Other borrowings	229,374	177	0.31%	63,313	44	0.28%
Subordinated debt	46,393	276	2.41%	46,393	275	2.40%
Total interest-bearing liabilities	2,200,993	2,945	0.54%	1,792,370	2,807	0.64%
Noninterest-bearing liabilities and shareholders' equity:
Other liabilities	605,762			478,033
Shareholders' equity	23,763			21,665
Total liabilities and shareholders’ equity	267,561			237,408
Net interest income/spread	$3,098,079			$2,529,476
Net interest margin		$23,636	3.23%		$20,371	3.40%
			3.35%			3.55%

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
The provision for loan losses for the quarter ended March 31, 2015 was $108,000, compared to a negative provision of $2.5 million for the same period in 2014. The year to date increase as compared to prior year was due to an increase in net charge-offs compared to same period in 2014, as a result of significant recoveries on construction loans in 2014. Asset quality metrics including nonperforming assets and classified assets continued to improve. Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio at March 31, 2015 (see “Asset Quality” table below).
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
The following schedule summarizes the changes in the allowance for loan losses for the periods indicated:

	As of or for the Three Months Ended March 31,		Year Ended December 31,
($ in thousands)	2015	2014	2014
Balance at beginning of period	$25,450	$33,684	$33,684
Net charge-offs/(recoveries):
Commercial	815	364	5,407
Construction	(76)	(1,680)	(1,858)
Consumer	872	743	2,879
Mortgage	(1)	35	104
Covered	19	448	139
Acquired, noncovered	(1)	(15)	35
Total net charge-offs	1,628	(105)	6,706
Provision for loan losses(1)	108	(2,450)	531
Decrease in FDIC indemnification asset	(172)	(542)	(2,059)
Balance at end of period	$23,758	$30,797	$25,450
Annualized ratio of net charge-offs to average loans	0.29%	(0.02)%	0.33%
Allowance for loan losses as a percentage of loans	1.03%	1.67%	1.13%
(1) Net of benefit attributable to FDIC loss share receivable

Net charge-offs/(recoveries) for the three months ended March 31, 2015 totaled $1.6 million, up from $(105,000) for the same period in 2014. The year over year decrease is primarily due to a year over year decrease in net recoveries on construction loans of $1.6 million.

Noninterest Income
The categories of noninterest income, and the dollar and percentage change between periods, are as follows:

	Three Months Ended March 31,
($ in thousands)	2015	2014	$ Change	% Change
Service charges on deposit accounts	$1,083	$1,003	$80	8.0%
Other fees and charges	1,166	920	246	26.7
Mortgage banking activities	21,318	10,587	10,731	101.4
Indirect lending activities	5,979	4,676	1,303	27.9
SBA lending activities	930	844	86	10.2
Bank owned life insurance	492	301	191	63.5
Other	1,070	1,046	24	2.3
Total noninterest income	$32,038	$19,377	$12,661	65.3%
Noninterest income was $32.0 million for the quarter, an increase of $12.7 million , or 65.3%, as compared to the same period in 2014. The increase was primarily related to an increase in gains on the sale of mortgage and indirect loans. Noninterest income from mortgage banking activities increased by $10.7 million for the quarter as gains on mortgage loan sales were $11.8 million higher for the quarter. Fidelity was able to take advantage of the nationwide refinance surge during the quarter while continuing to grow our purchase money mortgage business year over year. Mortgage loan production increased $292.2 million, or 91.1%, to $613.0 million while mortgage loan sales increased $223.9 million, or 68.2%, to $328.1 million year over year. Mortgage loan servicing revenue increased by $641,000 to $3.6 million for the quarter as the servicing portfolio grew to $5.6 billion at March 31, 2015. These increases were partially offset by an increase in mortgage servicing rights amortization and impairment adjustment of $2.6 million driven by an increase in prepayment speed assumption.
Higher gains on indirect loan sales drove $723,000 of the increase in noninterest income from indirect lending activities of $1.3 million for the quarter. Indirect loan sales totaled $219.8 million for the quarter compared to sales of $195.0 million for the same period in the prior year.
On a linked-quarter basis, noninterest income increased by $7.3 million, or 29.7%, primarily attributable to increases in income from mortgage banking activities and indirect lending activities of $5.8 million and $2.1 million, respectively. These increases occurred primarily due to increased gain on sale of mortgage and indirect loans of $7.7 million and $2.2 million, respectively, from growth in sales of $76.2 million and $97.8 million, respectively.
Noninterest Expense
The categories of noninterest expense, and the dollar and percentage change between periods, are as follows:

	Three Months Ended March 31,
($ in thousands)	2015	2014	$ Change	% Change
Salaries and employee benefits	$18,822	$16,085	$2,737	17.0%
Commissions	6,160	3,470	2,690	77.5
Occupancy, net	3,482	2,603	879	33.8
Communication	948	922	26	2.8
Other	9,223	9,576	(353)	(3.7)
Total noninterest expense	$38,635	$32,656	$5,979	18.3%
Noninterest expense was $38.6 million for the quarter, an increase of $6.0 million, or 18.3%, as compared to the same period in 2014.
Salaries and benefits increased by $2.7 million, or 17.0%, year over year. Salaries and benefits expense has increased due to the growth in employees and locations and the associated administrative support functions as the Company continues to grow. The Company had 1,060 full time equivalent employees at March 31, 2015, an increase from 925 at March 31, 2014. In addition, the Company had 45 branches at March 31, 2015 compared to 33 at March 31, 2014.

Commissions expense increased $2.7 million, or 77.5%, compared to the same period in 2014. This increase corresponds to the growth in mortgage loan production, which increased $292.2 million, or 91.1%, compared to the same period in 2014.
Net occupancy and communication also increased $905,000, or 25.7%, year over year, due to the Bank's continued growth during the period.
On a linked-quarter basis, noninterest expense increased by $2.0 million, or 5.4%, primarily due to an $896,000 increase in salaries and benefits and a $615,000 increase in commissions for the quarter.
Income Tax Expense
Income tax expense was $6.1 million for the three months ended March 31, 2015, an increase of $2.8 million for the quarter as compared to 2014.
The primary driver of the changes in expense between periods was a difference in the level of pre-tax income reported for each period as the effective tax rate was relatively stable between periods. The effective tax rate for the three months ended March 31, 2015 was 36.5% as compared to 35.8% for the same period in the prior year.
Financial Condition
Total assets at March 31, 2015 grew to $3.2 billion, an increase of $120.2 million, or 3.9%, compared to December 31, 2014. This increase is primarily attributable to an increase in loan production, mainly in indirect and mortgage loans held for investment.
Total loans held for investment at March 31, 2015 increased by $64.3 million, or 2.9% compared to December 31, 2014. This growth occurred largely due to an increase in residential mortgage loans of $21.9 million, or 13.8%, compared to December 31, 2014 and an increase of indirect automobile loans of $31.8 million, or 2.6%, compared to December 31, 2014 due to the impact of new product offerings within mortgage, new loan production offices and expansion into new markets.
Loans held for sale also increased as of March 31, 2015 by $36.6 million, or 9.9%, compared to December 31, 2014. The residential mortgage held for sale portfolio increased by $60.6 million, or 33.4%, offset by a decrease in the indirect held for sale portfolio of $25.0 million, or 14.3%.

Asset Quality
The following schedule summarizes our asset quality at March 31, 2015, December 31, 2014, and March 31, 2014:

($ in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
NONPERFORMING ASSETS
Nonaccrual loans	$32,432	$34,856	$42,158
Loans past due 90 days or more and still accruing	1,006	827	488
Repossessions	1,002	1,183	1,398
Other real estate (ORE)	19,988	22,564	24,547
Nonperforming assets	$54,428	$59,430	$68,591
NONPERFORMING ASSET RATIOS
Loans 30-89 days past due	$3,934	$4,565	$4,045
Loans 30-89 days past due to loans	0.17%	0.20%	0.22%
Loans past due 90 days or more and still accruing to loans	0.04%	0.04%	0.03%
Nonperforming assets to loans, ORE, and repossessions	2.33%	2.61%	3.66%

ASSET QUALITY RATIOS
Classified Asset Ratio (1)	20.45%	21.49%	27.14%
Nonperforming loans as a % of loans	1.44%	1.58%	2.31%
Nonperforming assets as a % of loans plus ORE	1.43%	1.57%	2.28%
ALL to nonperforming loans	71.05%	67.66%	53.95%
Net charge-offs/(recoveries), annualized to average loans	0.29%	0.50%	(0.02)%
ALL as a % of loans	1.03%	1.13%	1.67%

CLASSIFIED ASSETS
Classified loans (2)	$52,684	$53,415	$63,993
ORE and repossessions	14,508	17,218	21,279
Total classified assets (3)	$67,192	$70,633	$85,272

(1) Classified asset ratio is defined as classified assets as a percentage of Tier 1 capital plus allowance for loan losses.
(2) Amount of SBA guarantee included	$5,802	$5,271	$8,506
(3) Classified assets include loans having a risk rating of substandard or worse, both accrual and nonaccrual, repossessions and ORE, net of loss share.
In connection with its loan sales in the secondary market, the Company has made various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance to the origination criteria established by the purchasers. In the event of a breach of these representations and warranties, the Company is obligated to repurchase the loans with identified defects and/or to indemnify the purchasers. Some of these conditions include underwriting errors or omissions, fraud or material misstatements, and invalid collateral values. The contractual obligation arises only when the breach of representations and warranties is discovered and repurchase/indemnification is demanded. Generally, the maximum amount the Company would be required to make would be equal to the unpaid principal balance of such loans that are deemed to have defects that were sold to purchasers, plus accrued interest certain expenses. To date, the claims to the Company from the purchasers to be reimbursed for realized losses has been immaterial. In addition, the Company's loan sale contracts define a condition in which the borrower defaults during a short period of time as an early payment default ("EPD"). In the event of an EPD, the Company may be required to return the premium paid for the loan, pay certain administrative fees, and may be required to repurchase the loan or indemnify the purchaser unless an EPD waiver is obtained.
    Management recognizes the potential risk from costs related to breaches of representations and warranties made in connection with residential loan sales and subsequent required repurchases, indemnifications and EPD claims. As a result, the Company has established a liability to cover potential costs related to these events based on historical experience adjusted for any risk factors not captured in the historical losses, current business volume, and known claims outstanding. The recourse liability totaled $1.4 million at March 31, 2015 and management believes this is adequate for potential exposure related to loan sale indemnification, repurchase loans, and EPD claims. Management will continue to monitor the adequacy of the reserve level and may decide that further additions to the reserve are appropriate. However, there can be no assurance that the current balance of this reserve will prove sufficient to cover actual future losses. It should be noted that the Company's loan sale activity began to increase at a time when underwriting requirements were strengthened from prior years and limited documentation conventional loans (i.e., non-government insured) were no longer eligible for purchase in the secondary market. Accordingly, the population of conventional loans the Company has sold has been underwritten based on fully documented information. While this standard does not eliminate all risk of repurchase or indemnification costs, management believes it significantly mitigates that risk.

Deposits
Total deposits at March 31, 2015, of $2.7 billion increased by $194.9 million, or 7.9%, compared to December 31, 2014, and $452.5 million, or 20.6%, compared to March 31, 2014. The increase for the quarter is attributable to an increase in noninterest bearing demand deposits, particularly in commercial accounts which increased $106.8 million, and an increase of $26.8 million in time deposits. The year over year increase occurred primarily due to organic growth of $243.4 million, primarily in noninterest bearing deposits, which increased $155.7 million, as well as the assumption of deposits from six branches in Florida during September 2014 of $170.9 million, and assumption of deposits from one branch in Florida during January 2015 of $38.2 million.
Average core deposits, including noninterest-bearing demand deposits, grew by $53.1 million, or 3.2%, during the quarter and $242.3 million, or 16.3%, year over year, particularly in commercial accounts and assumption of deposits discussed above. Noninterest-bearing demand deposits increased to 24.0% of total average deposits for the quarter compared to 23.5% at December 31, 2014, and 22.1% at March 31, 2014.
Time deposits increased by $26.8 million, or 3.4%, during the quarter and $156.9 million, or 23.8%, year over year. The year over year change occurred primarily due to $88.0 million in time deposits assumed during the third quarter of 2014 and a $62.1 million increase in brokered deposits generally used to fund loan growth.
The following table summarizes average deposit composition and average rate paid for the periods presented.

	For the Three Months Ended
	March 31, 2015			December 31, 2014			March 31, 2014
($ in millions)	Average Amount	Rate	Percent of Total Deposits	Average Amount	Rate	Percent of Total Deposits	Average Amount	Rate	Percent of Total Deposits
Noninterest-bearing demand deposits	$605.8	—%	24.0%	$567.4	—%	23.5%	$478.0	—%	22.1%
Interest-bearing demand deposits	812.8	0.25%	32.1%	783.9	0.25%	32.3%	698.8	0.29%	32.4%
Savings deposits	309.4	0.35%	12.2%	323.6	0.35%	13.4%	308.8	0.39%	14.3%
Time deposits	803.0	0.98%	31.7%	741.2	0.98%	30.8%	675.0	1.01%	31.2%
Total average deposits	$2,531.0	0.40%	100.0%	$2,416.1	0.43%	100.0%	$2,160.6	0.48%	100.0%

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
Shareholders’ Equity
Shareholders’ equity was $274.9 million at March 31, 2015, and $265.0 million at December 31, 2014. The increase in shareholders’ equity in the first three months of 2015 was primarily attributable to net income earned, net of cash dividends paid on common stock. At March 31, 2015, the U.S. Treasury held a warrant to purchase up to 2,679,774 shares of our common stock at an exercise price of $2.70 per share, as adjusted for stock dividends.
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
Capital Ratios
The Company is regulated by the Board of Governors of the Federal Reserve Board and is subject to the securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the Federal Deposit Insurance Corporation and the Georgia Department of Banking and Finance. As of March 31, 2015, the Company is not aware of any current recommendations of applicable regulatory authorities which, if they were to be implemented, would reasonably likely have a material adverse effect on our liquidity, capital resources, or operations, except as provided for in the Dodd-Frank Act and the Basel III rules.
The Bank must comply with regulatory capital requirements established by the regulators. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. These capital standards require us to maintain minimum ratios of “Tier 1” capital to total risk-weighted assets and total capital to risk-weighted assets of 6.00% and 8.00%, respectively. Tier 1 capital is comprised of total shareholders’ equity calculated in accordance with generally accepted accounting principles, excluding accumulated other comprehensive income (loss), less intangible assets, and total capital is comprised of Tier 1 capital plus certain adjustments, the largest of which is our allowance for loan losses. Risk-weighted assets refer to our on- and off-balance sheet exposures, adjusted for their related risk levels using formulas set forth in FDIC regulations.
In addition to the risk-based capital requirements described above, we are subject to a leverage capital requirement, which calls for a minimum ratio of Tier 1 capital to quarterly average total assets of 4.00%. The Bank is also subject to a Common Equity Tier 1 capital to total risk-weighted assets of 4.5%. Common Equity Tier 1 Capital is comprised of Tier 1 capital less amounts attributable to qualifying non-cumulative perpetual preferred stock and minority interests in consolidated subsidiaries.

At March 31, 2015, the Bank’s capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents the Bank's capital ratios and the minimum regulatory requirements:

		Minimum Regulatory Requirement
	Fidelity Bank	Adequately Capitalized	Well Capitalized
Common equity Tier 1 risk-based capital ratio	9.55%	4.50%	6.50%
Tier 1 risk-based capital ratio	10.11%	6.00%	8.00%
Total risk-based capital ratio	11.32%	8.00%	10.00%
Leverage capital ratio	9.36%	4.00%	5.00%
The Company is not subject to the provisions of prompt corrective action. The Company had common equity Tier 1 risk-based capital ratio, Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage capital ratio of 9.12%, 10.69%, 11.50%, and 9.89%, respectively, at March 31, 2015.
Basel III
On April 25, 2014, the FDIC adopted as final the revised risk-based and leverage capital requirements for FDIC-supervised institutions, with no substantive changes, which were previously approved on July 9, 2013, as an interim final rule implementing the Basel Committee on Banking Supervision's (“BCBS”) capital guidelines for U.S. banks. The FDIC's rule is identical in substance to the final rules issued by the FRB. The phase-in period for the final rules began for the Company on January 1, 2015, with full compliance with all requirements phased in over a multi-year schedule ending in 2019. The Company and Bank's capital ratios presented above were calculated in accordance with the new rules using the current phase-in applicable for 2015.
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
Dividends
In January of 2015, we declared a cash dividend of $0.09 per share. In April of 2015, we declared a cash dividend of $0.10 per share, payable on May 14, 2015, to holders of record as of May 1, 2015.
Future dividends require a quarterly review of current and projected earnings for the remainder of 2015 in relation to capital requirements prior to the determination of the dividend, and be subject to regulatory restrictions under applicable law. The Board of Directors for both the Bank and FSC will review on a quarterly basis whether to declare and pay dividends for the remainder of 2015, with the declared and paid dividend consistent with current regulatory limitations, earnings, capital requirements, and forecasts of future earnings.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Market Risk” and “Interest Rate Sensitivity” contained in Item 2 of Part I of this report for quantitative and qualitative discussion about our market risk.
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
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to claims and lawsuits arising in the course of normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of March 31, 2015, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our results of operations or financial condition.
Item 1A. Risk Factors
While the Company attempts to identify, manage, and mitigate risks and uncertainties associated with its business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our cash flows, results of operations, and financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2015	27,760	*	$15.50	—	$10,000,000
February 1 - 28, 2015	—		—	—	10,000,000
March 1 - 31, 2015	—		—	—	10,000,000
Total	27,760		$15.50	$—	$10,000,000
* These shares were repurchased under arrangements, authorized by the 2006 Equity Incentive Plan, whereby officers or directors may sell previously owned shares to the Company in order to pay for income taxes owed on vesting shares of restricted stock. These shares are not purchased under the plan to repurchase 10,000,000 shares announced in April 2014.

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

FIDELITY SOUTHERN CORPORATION
(Registrant)
Date:	May 8, 2015	BY:	/s/ JAMES B. MILLER, JR.
James B. Miller, Jr.
Chief Executive Officer
Date:	May 8, 2015	BY:	/s/ STEPHEN H. BROLLY
Stephen H. Brolly
Chief Financial Officer