Form 10-Q
period 2015-06-30
FIDELITY SOUTHERN CORP
filed 2015-08-07
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 __________________________________________________________________
FORM 10-Q
 __________________________________________________________________
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
Commission file number 001-34981
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of July 31, 2015 (the most recent practicable date), the Registrant had outstanding 22,585,080 shares of Common Stock.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
Report on Form 10-Q
June 30, 2015

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
($ in thousands)	June 30, 2015	December 31, 2014
Assets
Cash and due from banks	$13,611	$13,246
Interest-bearing deposits with banks	67,105	58,359
Cash and cash equivalents	80,716	71,605
Investment securities available-for-sale	140,878	149,590
Investment securities held-to-maturity	11,484	7,349
Loans held-for-sale (includes loans at fair value of $310,793 and $181,424, respectively)	474,267	368,935
Loans (includes covered loans of $25,654 and $34,813, respectively)	2,411,143	2,253,306
Allowance for loan losses	(23,425)	(25,450)
Loans, net of allowance for loan losses	2,387,718	2,227,856
Premises and equipment, net	65,485	60,857
Other real estate, net (includes covered assets of $4,825 and $7,581, respectively)	16,070	22,564
Bank owned life insurance	65,511	59,553
Servicing rights, net	77,614	64,897
Other assets	55,195	51,929
Total assets	$3,374,938	$3,085,135
Liabilities
Deposits
Noninterest-bearing demand deposits	$646,340	$558,018
Interest-bearing deposits	1,992,908	1,900,004
Total deposits	2,639,248	2,458,022
Other borrowings	303,521	291,087
Subordinated debt, net	120,277	46,303
Other liabilities	25,946	24,772
Total liabilities	3,088,992	2,820,184
Shareholders’ equity
Preferred stock, no par value. Authorized 10,000,000; zero issued and outstanding	—	—
Common stock, no par value. Authorized 50,000,000; issued and outstanding 22,171,361 and 21,365,098, respectively	164,835	162,575
Accumulated other comprehensive income, net of tax	2,472	2,814
Retained earnings	118,639	99,562
Total shareholders’ equity	285,946	264,951
Total liabilities and shareholders’ equity	$3,374,938	$3,085,135
See accompanying notes to unaudited consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share data)	2015	2014	2015	2014
Interest income:
Loans, including fees	$26,382	$24,801	$51,671	$46,592
Investment securities:
Taxable interest income	1,037	1,143	2,127	2,290
Nontaxable interest income	83	101	178	203
Federal funds sold and bank deposits	14	20	26	58
Total interest income	27,516	26,065	54,002	49,143
Interest expense:
Deposits	2,683	2,328	5,175	4,816
Other borrowings	161	69	338	113
Subordinated debt	658	277	934	552
Total interest expense	3,502	2,674	6,447	5,481
Net interest income	24,014	23,391	47,555	43,662
Provision for loan losses	(182)	566	(74)	(1,884)
Net interest income after provision for loan losses	24,196	22,825	47,629	45,546
Noninterest income:
Service charges on deposit accounts	1,195	1,059	2,278	2,068
Other fees and charges	1,274	1,100	2,440	2,020
Mortgage banking activities	24,617	13,570	45,935	24,157
Indirect lending activities	5,031	3,631	11,010	8,307
SBA lending activities	1,364	1,359	2,295	2,203
Bank owned life insurance	500	755	992	1,056
Other	2,714	1,844	3,783	2,890
Total noninterest income	36,695	23,318	68,733	42,701
Noninterest expense:
Salaries and employee benefits	19,668	15,973	38,490	32,058
Commissions	7,794	5,610	13,954	9,080
Occupancy	3,454	3,407	6,936	6,010
Communication	1,102	943	2,050	1,866
Other	9,147	7,810	18,370	17,385
Total noninterest expense	41,165	33,743	79,800	66,399
Income before income tax expense	19,726	12,400	36,562	21,848
Income tax expense	7,275	4,442	13,421	7,827
Net income	$12,451	$7,958	$23,141	$14,021

Earnings per common share:
Basic	$0.58	$0.37	$1.08	$0.66
Diluted	$0.54	$0.34	$1.00	$0.60

Cash dividends declared per common share	$0.10	$0.08	$0.19	$0.12

Net income	$12,451	$7,958	$23,141	$14,021
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on available-for-sale securities, net of income taxes of $464, $734, $210 and $1,125, respectively	(757)	1,198	(342)	1,836
Other comprehensive income (loss), net of tax	(757)	1,198	(342)	1,836
Total comprehensive income	$11,694	$9,156	$22,799	$15,857
See accompanying notes to unaudited consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
(in thousands)
Cash flows from operating activities:
Net income	$23,141	$14,021
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	(74)	(1,884)
Depreciation and amortization of premises and equipment	2,298	2,127
Other amortization, net	7,529	2,740
Impairment of other real estate	405	1,600
(Recovery) impairment of servicing rights valuation	(443)	2,482
Share-based compensation	658	327
Gains on loan sales, including origination of servicing rights	(44,555)	(24,136)
Net gain on sales of other real estate	(2,048)	(1,519)
Net income on bank owned life insurance	(958)	(1,008)
Change in fair value of loans held-for-sale	(2,869)	(2,970)
Originations of loans held-for-sale	(1,744,995)	(1,203,922)
Proceeds from sales of loans held-for-sale	1,668,065	1,066,619
Net payments received from FDIC under loss-share arrangements	869	3,560
Other assets	(2,046)	1,456
Other liabilities	1,383	6,355
Net cash used in operating activities	(93,640)	(134,152)
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(9,995)	(5,006)
Purchases of investment securities held-to-maturity	(1,404)	(4,334)
Purchases of FHLB stock	(8,070)	(4,950)
Maturities and calls of investment securities held-to-maturity	463	534
Maturities and calls of investment securities available-for-sale	15,001	12,684
Redemption of FHLB stock	5,963	2,689
Net proceeds from sale of loans	—	52,211
Net increase in loans	(154,615)	(133,664)
Proceeds from bank owned life insurance	—	868
Purchase of bank owned life insurance	(5,000)	—
Proceeds from sales of other real estate	9,956	9,782
Purchases of premises and equipment	(6,926)	(7,992)
Cash received in excess of cash paid for acquisitions	30,747	—
Net cash used in investing activities	(123,880)	(77,178)
Cash flows from financing activities:
Net increase in noninterest-bearing demand deposits	83,177	72,708
Net increase (decrease) in interest-bearing deposits	59,850	(49,741)
Net (decrease) increase in other short-term borrowings	(37,566)	63,582
Proceeds from FHLB advances	595,000	130,000
Repayments on FHLB advances	(545,000)	(65,000)
Issuance of subordinated debt	75,000	—
Payment of debt issuance costs	(1,049)	—
Repurchase of common stock	(430)	(610)
Proceeds from the issuance of common stock	1,713	1,523
Common stock dividends paid	(4,064)	(2,552)
Net cash provided by financing activities	226,631	149,910
Net increase (decrease) in cash and cash equivalents	9,111	(61,420)
Cash and cash equivalents, beginning of period	71,605	116,559
Cash and cash equivalents, end of period	$80,716	$55,139

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
(in thousands)
Supplemental cash flow information and non-cash disclosures:
Cash paid during the period for:
Interest	$6,009	$5,655
Income taxes	$5,926	$3,637
Transfers of loans to other real estate	$1,819	$5,811
Acquisitions
Assets acquired	$7,452	$—
Liabilities assumed	$38,199	$—
Transfers from investment securities available-for-sale to investment securities held-to-maturity	$3,194	$—
See accompanying notes to unaudited consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses, the calculations of and the amortization of capitalized servicing rights, the valuation of loans held-for-sale and certain derivatives, the valuation of real estate or other assets acquired in connection with foreclosures or in satisfaction of loans, estimates used for fair value acquisition accounting and Federal Deposit Insurance Corporation ("FDIC") receivable for loss share agreements, and valuation of deferred income taxes. In addition, the actual lives of certain amortizable assets and income items are estimates subject to change. The Company principally operates in one business segment, which is community banking.
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
The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in the 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There were no new accounting policies or changes to existing policies adopted in the first six months of 2015, which had a significant effect on the results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.
Operating results for the six-month period ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and Annual Report to Shareholders for the year ended December 31, 2014.
Recent Accounting Pronouncements
In June 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-10 "Technical Corrections and Improvements." The amendments in this standard clarify the guidance, correct references and make minor improvements affecting a variety of topics. The substantive amendments are effective for entities during annual reporting periods beginning after December 15, 2015, and interim periods therein, and other amendments are effective immediately. The adoption of this ASU is not expected to have a significant impact on the Company's Consolidated Financial Statements.
In April 2015, the FASB issued ASU 2015-03 "Interest - Imputation Of Interest (Subtopic 835-30)." The amendments in this standard simplify the presentation of debt issuance costs by requiring that these costs be presented as a direct reduction of the related debt liability. The update does not change the recognition and measurement guidance for debt issuance costs. The amendments are effective for entities during annual reporting periods beginning after December 15, 2015, and interim periods therein and those requirements must be applied retrospectively. Early adoption is permitted. The Company early adopted this ASU as of June 30, 2015 on a retrospective basis. This resulted in a balance sheet reclass of $90,000 between other assets and subordinated debt as of December 31, 2014. The adoption of this ASU did not have a significant impact on the Company's Consolidated Financial Statements.
In February 2015, the FASB issued ASU 2015-02 "Consolidation (Topic 810): Amendments to the Consolidation Analysis." The amendments in this standard provide guidance for performing a consolidation analysis and all reporting entities will be within the scope of Topic 810. As a result, the ASU clarifies when limited partnerships and other similar entities will be considered VIEs;

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
In January 2015, the FASB issued ASU 2015-01 "Income Statement-Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items." The new guidance eliminates the concept of an extraordinary item. As a result, an entity will no longer segregate extraordinary items from the results of ordinary operations; separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; nor disclose income taxes and EPS data applicable to an extraordinary item. The ASU does not affect the reporting and disclosure requirements for an event that is unusual in nature or that occurs infrequently. The amendments are effective for annual reporting periods beginning after December 15, 2015, and interim reporting periods therein and those requirements may be applied prospectively or retrospectively. Early adoption is permitted. The adoption of this ASU is not expected to have a significant impact on the Company's Consolidated Financial Statements.
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
Other accounting standards that have been issued by the FASB or other standard-settings bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.
Contingencies
Due to the nature of their activities, the Company and its subsidiaries are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of June 30, 2015. While it is difficult to predict or determine the outcome of these proceedings, it is the opinion of management, after consultation with its legal counsel, that there is not a reasonable possibility that the ultimate liabilities, if any, would have a material adverse impact on the Company’s consolidated results of operations, financial position, or cash flows.
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
On May 20, 2015, the Company announced it had entered into a definitive agreement with First Bank, a Missouri bank, pursuant to which the Company has agreed to purchase $153.9 million in customer deposits and $31.6 million in loans and other assets, including all eight branch offices of First Bank's Florida banking operations. The Company is paying a premium of 1.00% with respect to the assumed deposits. The branches are located in the Bradenton, Palmetto, and Longboat Key communities. The consummation of the transaction is subject to customary closing conditions, including receipt of all necessary regulatory approvals, and is expected to be completed in the third quarter of 2015.

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
The following table summarizes the amortized cost and fair value of debt securities and the related gross unrealized gains and losses at June 30, 2015 and December 31, 2014.

	June 30, 2015
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other than Temporary Impairment	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$35,763	$632	$—	$—	$36,395
Municipal securities	11,558	498	(21)	—	12,035
Residential mortgage-backed securities	89,571	2,889	(12)	—	92,448
Total available-for-sale	$136,892	$4,019	$(33)	$—	$140,878

Investment securities held-to-maturity:
Residential mortgage-backed securities	$7,252	$294	$(69)	$—	$7,477
Commercial mortgage-backed securities	4,232	—	—	—	4,232
Total held-to-maturity	$11,484	$294	$(69)	$—	$11,709

	December 31, 2014
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other than Temporary Impairment	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$25,717	$567	$—	$—	$26,284
Municipal securities	14,170	690	—	—	14,860
Residential mortgage-backed securities	105,165	3,299	(18)	—	108,446
Total available-for-sale	$145,052	$4,556	$(18)	$—	$149,590

Investment securities held-to-maturity:
Residential mortgage-backed securities	$3,072	$342	$—	$—	$3,414
Commercial mortgage-backed securities	4,277	—	—	—	4,277
Total held-to-maturity	$7,349	$342	$—	$—	$7,691

The Company held three investment securities available-for-sale that were in an unrealized loss position at both June 30, 2015 and December 31, 2014. The following table reflects the gross unrealized losses and fair values of the investment securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position. There were three investment securities held-to-maturity in an unrealized loss position at June 30, 2015, and none at December 31, 2014.

	June 30, 2015
	12 Months or Less		More Than 12 Months
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$4,995	$—	$—	$—
Municipal securities	1,025	(21)	—	—
Residential mortgage-backed securities	4,238	(12)	—	—
Total available-for-sale	$10,258	$(33)	$—	$—

Investment securities held-to-maturity:
Residential mortgage-backed securities	$4,488	$(69)	$—	$—
Commercial mortgage-backed securities	—	—	—	—
Total held-to-maturity	$4,488	$(69)	$—	$—

	December 31, 2014
	12 Months or Less		More Than 12 Months
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$—	$—	$—	$—
Municipal securities	—	—	—	—
Residential mortgage-backed securities	4,971	(6)	3,195	(12)
Total available-for-sale	$4,971	$(6)	$3,195	$(12)

At June 30, 2015 and December 31, 2014, the unrealized losses on investment securities related to interest rate fluctuations. Management does not have the intent to sell the impaired securities and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost. Accordingly, as of June 30, 2015, management believes the impairment detailed in the table above is temporary and no other-than-temporary impairment loss has been recognized in the Company’s Consolidated Statements of Comprehensive Income.
The amortized cost and fair value of investment securities at June 30, 2015 and December 31, 2014 are categorized in the following table by contractual maturity. Securities not due at a single maturity (i.e., mortgage-backed securities) are shown separately.

	June 30, 2015		December 31, 2014
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises
Due after one year through five years	$13,018	$13,195	$—	$—
Due five years through ten years	21,742	22,146	24,713	25,210
Due after ten years	1,004	1,054	1,004	1,074
Municipal securities
Due within one year	—	—	817	819
Due after one year through five years	—	—	885	895
Due five years through ten years	956	1,004	688	727
Due after ten years	10,601	11,031	11,780	12,419
Residential mortgage-backed securities	89,571	92,448	105,165	108,446
Total available-for-sale	$136,892	$140,878	$145,052	$149,590

Investment securities held-to-maturity:
Residential mortgage-backed securities	$7,252	$7,477	$3,072	$3,414
Commercial mortgage-backed securities	4,232	4,232	4,277	4,277
Total held-to-maturity	$11,484	$11,709	$7,349	$7,691
There were no investment securities sold during the six months ended June 30, 2015 or 2014.

The following table summarizes the investment securities that were pledged as collateral at June 30, 2015 and December 31, 2014.

(in thousands)	June 30, 2015	December 31, 2014
Public deposits	$97,619	$95,003
Securities sold under repurchase agreements	19,710	18,778
Total pledged securities	$117,329	$113,781

4. Loans Held-for-Sale
The following table summarizes loans held-for-sale at June 30, 2015 and December 31, 2014.

(in thousands)	June 30, 2015	December 31, 2014
Residential mortgage	$310,793	$181,424
SBA	13,474	12,511
Indirect automobile	150,000	175,000
Total loans held-for-sale	$474,267	$368,935
The Company had $221.3 million and $141.1 million in residential mortgage loans held-for-sale pledged to the FHLB at June 30, 2015 and December 31, 2014, respectively.

5. Loans
Loans outstanding, by class, are summarized in the following table and include net unamortized costs of $31.2 million and $30.0 million at June 30, 2015 and December 31, 2014, respectively. Non-covered loans represent existing portfolio loans prior to the FDIC-assisted transactions, loans not covered under the Loss Share Agreements, and additional loans originated subsequent to the FDIC-assisted transactions.

	June 30, 2015		December 31, 2014
(in thousands)	Non-Covered	Covered	Non-Covered	Covered
Commercial	$518,950	$14,903	$502,938	$21,207
SBA	138,446	373	134,142	624
Construction	144,096	2,682	120,128	3,866
Indirect automobile	1,281,978	—	1,219,232	—
Installment	11,119	579	12,342	880
Residential mortgage	209,092	1,648	156,841	1,657
Home equity lines of credit	81,808	5,469	72,870	6,579
Total loans	$2,385,489	$25,654	$2,218,493	$34,813
Loans in nonaccrual status are presented by class of loans in the following table.

(in thousands)	June 30, 2015	December 31, 2014
Commercial	$10,900	$12,414
SBA	8,297	10,637
Construction	6,561	7,031
Indirect automobile	527	715
Installment	583	623
Residential mortgage	2,792	2,299
Home equity lines of credit	1,096	1,137
Total nonaccrual loans	$30,756	$34,856

If such nonaccrual loans had been on a full accrual basis, interest income on these loans for the the three months ended June 30, 2015 and 2014 would have been $436,000 and $546,000, respectively. For the the six months ended June 30, 2015 and 2014 the interest income would have been $784,000 and $991,000, respectively.

Accruing loans delinquent 30-89 days, 90 days or more, and troubled debt restructured loans ("TDRs") accruing interest, presented by class of loans at June 30, 2015 and December 31, 2014, were as follows:

	June 30, 2015			December 31, 2014
(in thousands)	Accruing Delinquent 30-89 Days	Accruing Delinquent 90 Days or More	TDRs Accruing	Accruing Delinquent 30-89 Days	Accruing Delinquent 90 Days or More	TDRs Accruing
Commercial	$277	$—	$9,350	$215	$—	$9,521
SBA	1,243	—	3,959	830	—	4,164
Construction	—	—	287	—	—	445
Indirect automobile	1,098	—	1,732	1,547	—	1,779
Installment	90	—	17	42	—	18
Residential mortgage	241	836	625	475	827	632
Home equity lines of credit	704	—	—	1,442	—	—
Total	$3,653	$836	$15,970	$4,551	$827	$16,559

TDR Loans
The following tables present loans, by class, which were modified as TDRs that occurred during the three and six months ended June 30, 2015 and 2014, along with the type of modification.

	Troubled Debt Restructured During the Three Months Ended June 30, 2015		Troubled Debt Restructured During the Three Months Ended June 30, 2014
(in thousands)	Interest Rate	Term	Interest Rate	Term
Commercial	$—	$—	$—	$—
SBA	—	—	—	—
Construction	—	—	—	—
Indirect automobile	—	218	—	209
Installment	—	—	—	18
Residential mortgage	—	—	—	—
Home equity lines of credit	—	—	—	—
Total	$—	$218	$—	$227

	Troubled Debt Restructured During the Six Months Ended June 30, 2015		Troubled Debt Restructured During the Six Months Ended June 30, 2014
(in thousands)	Interest Rate	Term	Interest Rate	Term
Commercial	$—	$1,006	$—	$—
SBA	—	—	—	—
Construction	—	—	—	—
Indirect automobile	—	500	—	364
Installment	—	—	127	18
Residential mortgage	—	—	155	—
Home equity lines of credit	—	—	—	217
Total	$—	$1,506	$282	$599
The following tables present the amount of TDRs that were restructured in the previous twelve months and subsequently redefaulted during the three and six months ended June 30, 2015 and 2014.

	Troubled Debt Restructured During the Last Twelve Months and Subsequently Redefaulting During the Three Months Ended June 30, (1)		Troubled Debt Restructured During the last Twelve Months and Subsequently Redefaulting During the Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Commercial	$—	$—	$—	$—
SBA	—	—	—	—
Construction	—	—	—	—
Indirect automobile	14	—	31	—
Installment	—	—	—	—
Residential mortgage	—	155	—	297
Home equity lines of credit	—	14	—	14
Total	$14	$169	$31	$311
(1) Subsequently redefaulting is defined as a payment default (i.e., 30 days contractually past due) within twelve months of restructuring date.
The Company had total TDRs with a balance of $21.4 million at June 30, 2015 and $21.3 million December 31, 2014. The Company was committed to lend an additional amount of $87,000 as of June 30, 2015 to customers with outstanding loans that are classified as TDRs. There were no such commitments at December 31, 2014.
There were $359.3 million and $318.5 million in loans pledged to the FHLB of Atlanta as collateral for borrowings at June 30, 2015 and December 31, 2014, respectively. Additionally, $295.5 million and $305.1 million in indirect automobile loans were pledged to the FRB at June 30, 2015 and December 31, 2014, respectively, as collateral for potential Discount Window borrowings.

Impaired Loans
The following tables present by class the unpaid principal balance, amortized cost and related allowance for impaired loans at June 30, 2015 and December 31, 2014.

	June 30, 2015			December 31, 2014
(in thousands)	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance
Impaired Loans with Allowance
Commercial	$8,831	$6,314	$1,845	$9,390	$7,527	$2,608
SBA	2,604	2,604	15	4,519	3,652	25
Construction	288	288	189	686	583	278
Indirect automobile	2,211	1,797	8	2,219	1,855	9
Installment	298	260	260	1,783	463	296
Residential mortgage	2,395	2,395	484	2,418	2,418	532
Home equity lines of credit	910	771	719	848	733	679
Loans	$17,537	$14,429	$3,520	$21,863	$17,231	$4,427

	June 30, 2015		December 31, 2014
(in thousands)	Unpaid Principal Balance	Recorded Investment(1)	Unpaid Principal Balance	Recorded Investment(1)
Impaired Loans with No Allowance
Commercial	$17,665	$15,521	$18,776	$16,316
SBA	16,387	12,897	13,618	12,578
Construction	8,782	6,561	9,009	6,893
Indirect automobile	—	—	—	—
Installment	1,528	227	59	47
Residential mortgage	2,462	2,460	1,921	1,921
Home equity lines of credit	141	128	143	133
Loans	$46,965	$37,794	$43,526	$37,888
(1)The primary difference between the unpaid principal balance and recorded investment represents charge offs previously taken; it excludes accrued interest receivable due to materiality

Average recorded investment of impaired loans and interest income recognized for the three and six months ended June 30, 2015 and 2014, by class, are summarized in the table below. Interest income recognized during the periods on a cash basis was immaterial.

	Three Months Ended June 30,
	2015		2014
(in thousands)	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Commercial	$21,936	$252	$23,776	$309
SBA	15,806	327	21,191	533
Construction	7,054	39	9,254	76
Indirect automobile	1,828	65	2,105	47
Installment	491	30	500	48
Residential mortgage	4,768	35	2,827	9
Home equity lines of credit	960	22	970	47
Total	$52,843	$770	$60,623	$1,069

	Six Months Ended June 30,
	2015		2014
(in thousands)	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Commercial	$22,314	$491	$23,067	$602
SBA	16,364	534	21,285	789
Construction	7,253	47	10,173	213
Indirect automobile	1,876	138	2,141	93
Installment	497	61	534	131
Residential mortgage	4,871	57	2,905	18
Home equity lines of credit	932	36	961	95
Total	$54,107	$1,364	$61,066	$1,941
Credit Quality Indicators
The Company uses an asset quality ratings system to assign a numeric indicator of the credit quality and level of existing credit risk inherent in a loan. These ratings are adjusted periodically as the Company becomes aware of changes in the credit quality of the underlying loans.
Indirect automobile loans typically receive a risk rating only when being downgraded to an adverse rating. The Company uses a number of factors, including FICO scoring, to help evaluate the likelihood consumer borrowers will pay their credit obligations as agreed. The weighted-average FICO score for the indirect automobile portfolio was 746 at June 30, 2015 and 741 at December 31, 2014.
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
•Loss – Loss assets are considered uncollectable and of such little value that their continuance as recorded assets is not warranted.
The following tables present the recorded investment in loans, by loan rating category, as of June 30, 2015 and December 31, 2014:

(in thousands)	June 30, 2015
Asset Rating	Commercial	SBA	Construction	Indirect Automobile	Installment	Residential Mortgage	Home Equity Lines of Credit	Total
Pass	$494,892	$119,553	$134,857	$—	$10,483	$205,235	$84,957	$1,049,977
Special Mention	12,482	6,466	2,761	—	174	291	626	22,800
Substandard	26,479	12,800	9,160	2,734	1,041	5,214	1,694	59,122
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
	533,853	138,819	146,778	2,734	11,698	210,740	87,277	1,131,899
Ungraded Performing	—	—	—	1,279,244	—	—	—	1,279,244
Total	$533,853	$138,819	$146,778	$1,281,978	$11,698	$210,740	$87,277	$2,411,143

(in thousands)	December 31, 2014
Asset Rating	Commercial	SBA	Construction	Indirect Automobile	Installment	Residential Mortgage	Home Equity Lines of Credit	Total
Pass	$479,032	$115,166	$113,309	$—	$11,449	$153,437	$77,689	$950,082
Special Mention	15,876	6,024	217	—	245	365	82	22,809
Substandard	29,237	13,576	10,468	2,880	1,528	4,696	1,678	64,063
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
	524,145	134,766	123,994	2,880	13,222	158,498	79,449	1,036,954
Ungraded Performing	—	—	—	1,216,352	—	—	—	1,216,352
Total	$524,145	$134,766	$123,994	$1,219,232	$13,222	$158,498	$79,449	$2,253,306
Purchased Credit Impaired ("PCI") Loans
The carrying amount of PCI loans at June 30, 2015 and December 31, 2014 was as follows.

(in thousands)	June 30, 2015	December 31, 2014
Commercial	$16,239	$23,005
Construction	2,682	3,866
Consumer	772	1,756
Mortgage	7,391	8,657
Total carrying amount	$27,084	$37,284
Total outstanding balance	$32,220	$42,679
Accretable yield, or income expected to be collected on PCI loans at June 30, 2015 and December 31, 2014, was as follows.

	For the Six Months Ended June 30,	For the Year Ended December 31,
(in thousands)	2015	2014
Beginning balance	$1,649	$2,188
Accretion of income	(411)	(2,162)
Other activity, net	209	1,623
Ending balance	$1,447	$1,649

6. Allowance for Loan Losses
A summary of changes in the allowance for loan losses, by loan portfolio segment, for the three and six months ended June 30, 2015 and 2014 follows.

	Three Months Ended June 30, 2015
(in thousands)	Commercial	Construction	Consumer	Mortgage	Covered	Acquired Non-covered	Unallocated	Total
Beginning balance	$11,307	$1,474	$6,462	$3,311	$317	$66	$821	$23,758
Charge-offs	(37)	—	(851)	—	(85)	(34)	—	(1,007)
Recoveries	47	291	357	3	383	86	—	1,167
Net (charge-offs)/ recoveries	10	291	(494)	3	298	52	—	160
Decrease in FDIC indemnification asset	—	—	—	—	(311)	—	—	(311)
Provision for loan losses(1)	(573)	(181)	99	(54)	(74)	(108)	709	(182)
Ending balance	$10,744	$1,584	$6,067	$3,260	$230	$10	$1,530	$23,425

	Three Months Ended June 30, 2014
(in thousands)	Commercial	Construction	Consumer	Mortgage	Covered	Acquired Non-covered	Unallocated	Total
Beginning balance	$17,749	$1,229	$5,592	$2,814	$2,205	$313	$895	$30,797
Charge-offs	(1,470)	(57)	(989)	(94)	(3)	—	—	(2,613)
Recoveries	3	43	366	11	164	1	—	588
Net (charge-offs)/ recoveries	(1,467)	(14)	(623)	(83)	161	1	—	(2,025)
Decrease in FDIC indemnification asset	—	—	—	—	(426)	—	—	(426)
Provision for loan losses(1)	(856)	64	670	361	(84)	—	411	566
Ending balance	$15,426	$1,279	$5,639	$3,092	$1,856	$314	$1,306	$28,912

	Six Months Ended June 30, 2015
(in thousands)	Commercial	Construction	Consumer	Mortgage	Covered	Acquired Non-covered	Unallocated	Total
Beginning balance	$12,967	$1,486	$6,300	$3,251	$555	$160	$731	$25,450
Charge-offs	(923)	—	(2,106)	—	(125)	(34)	—	(3,188)
Recoveries	118	367	740	4	403	87	—	1,719
Net (charge-offs)/ recoveries	(805)	367	(1,366)	4	278	53	—	(1,469)
Decrease in FDIC indemnification asset	—	—	—	—	(482)	—	—	(482)
Provision for loan losses(1)	(1,418)	(269)	1,133	5	(121)	(203)	799	(74)
Ending balance	$10,744	$1,584	$6,067	$3,260	$230	$10	$1,530	$23,425

	Six Months Ended June 30, 2014
(in thousands)	Commercial	Construction	Consumer	Mortgage	Covered	Acquired Non-covered	Unallocated	Total
Beginning balance	$17,348	$2,044	$6,410	$3,376	$3,331	$278	$897	$33,684
Charge-offs	(1,843)	(111)	(2,046)	(148)	(496)	—	—	(4,644)
Recoveries	12	1,777	680	30	209	16	—	2,724
Net (charge-offs)/ recoveries	(1,831)	1,666	(1,366)	(118)	(287)	16	—	(1,920)
Decrease in FDIC indemnification asset	—	—	—	—	(968)	—	—	(968)
Provision for loan losses(1)	(91)	(2,431)	595	(166)	(220)	20	409	(1,884)
Ending balance	$15,426	$1,279	$5,639	$3,092	$1,856	$314	$1,306	$28,912
(1) Net of benefit attributable to FDIC indemnification asset
The following tables present, by portfolio segment, the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans as of June 30, 2015 and December 31, 2014.

	June 30, 2015
(in thousands)	Commercial	Construction	Consumer	Mortgage	Acquired, Covered and Non-covered	Unallocated	Total
Individually evaluated for impairment	$1,860	$189	$268	$1,203	$—	$—	$3,520
Collectively evaluated for impairment	8,884	1,395	5,799	2,057	—	1,530	19,665
Acquired with deteriorated credit quality	—	—	—	—	240	—	240
Total allowance for loan losses	$10,744	$1,584	$6,067	$3,260	$240	$1,530	$23,425
Individually evaluated for impairment	$37,336	$6,849	$2,284	$5,754	$—	$—	$52,223
Collectively evaluated for impairment	619,097	137,247	1,290,657	284,835	—	—	2,331,836
Acquired with deteriorated credit quality	16,239	2,682	735	7,428	—	—	27,084
Total loans	$672,672	$146,778	$1,293,676	$298,017	$—	$—	$2,411,143

	December 31, 2014
(in thousands)	Commercial	Construction	Consumer	Mortgage	Acquired, Covered and Non-covered	Unallocated	Total
Individually evaluated for impairment	$2,633	$278	$305	$1,211	$—	$—	$4,427
Collectively evaluated for impairment	10,334	1,208	5,995	2,040	—	731	20,308
Acquired with deteriorated credit quality	—	—	—	—	715	—	715
Total allowance for loan losses	$12,967	$1,486	$6,300	$3,251	$715	$731	$25,450
Individually evaluated for impairment	$40,073	$7,476	$2,365	$5,205	$—	$—	$55,119
Collectively evaluated for impairment	595,833	112,652	1,228,333	224,085	—	—	2,160,903
Acquired with deteriorated credit quality	23,005	3,866	1,756	8,657	—	—	37,284
Total loans	$658,911	$123,994	$1,232,454	$237,947	$—	$—	$2,253,306

7. Other Real Estate
The following table segregates the ORE by type.

(in thousands)	June 30, 2015	December 31, 2014
Commercial	$8,884	$13,757
Residential	1,033	1,212
Lots	6,153	7,595
Total ORE, net	$16,070	$22,564
The following table summarizes the changes in ORE.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Beginning Balance	$19,988	$24,547	$22,564	$30,982
Transfers of loans to ORE	984	5,783	1,819	5,811
Sales	(4,731)	(3,193)	(7,908)	(8,263)
Write-downs	(171)	(207)	(405)	(1,600)
Ending Balance	$16,070	$26,930	$16,070	$26,930
Residential mortgage loans in the process of foreclosure were $1.3 million and $407,000 at June 30, 2015 and December 31, 2014, respectively.

8. Subordinated Debt
Subordinated debt is summarized as follows.

($ in thousands)	June 30, 2015	December 31, 2014
Floating rate 30-year capital securities with interest adjusted and paid quarterly at three-month LIBOR plus 3.10%, with a rate at June 30, 2015 and December 31, 2014, of 3.38% and 3.35%, respectively	$15,464	$15,464
Floating rate 30-year capital securities with interest adjusted and paid quarterly at three-month LIBOR plus 1.89%, with a rate at June 30, 2015 and December 31, 2014, of 2.17% and 2.13%, respectively	10,310	10,310
Floating rate 30-year capital securities with interest adjusted and paid quarterly at three-month LIBOR plus 1.40%, with rate at June 30, 2015 and December 31, 2014, of 1.69% and 1.64%, respectively	20,619	20,619
Floating rate 15-year capital securities, with interest paid quarterly at an annual fixed rate of 5.875% until May 31, 2025	75,000	—
Principal amount of subordinated debt	$121,393	$46,393
Less debt issuance costs	1,116	90
Subordinated debt, net	$120,277	$46,303
All subordinated debt outstanding at June 30, 2015 matures after more than five years.
On May 29, 2015, the Bank issued subordinated notes (the “Notes”) totaling $75.0 million in aggregate principal amount. The Notes are due May 31, 2030 and bear a fixed rate of interest of 5.875% per year until May 31, 2025. As of June 1, 2025 to the maturity date, the interest rate will be a floating rate equal to the three-month LIBOR plus 363 basis points. The Notes were priced at 100% of their par value. The Notes are callable at their par value in whole or in part on June 1, 2025 or any interest payment date thereafter. The Notes qualify as Tier 2 regulatory capital for the Bank and the Company, and the intended use of the proceeds includes general corporate purposes, including potential acquisitions.
9. Fair Value of Financial Instruments
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
The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumption used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument. Because mortgage loans held-for-sale are sold within a few weeks of origination, they are unlikely to demonstrate any of the credit weaknesses discussed above and as a result, there were no credit related adjustments to fair value during the three and six months ended June 30, 2015 and 2014.
The following tables present financial instruments measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014. There were no transfers between Level 1, 2, and 3 during the three and six months ended June 30, 2015.

		Fair Value Measurements at June 30, 2015
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government sponsored enterprises	$36,395	$—	$36,395	$—
Municipal securities	12,035	—	12,035	—
Residential mortgage-backed securities	92,448	—	92,448	—
Mortgage loans held-for-sale	310,793	—	310,793	—
Other assets(1)	6,925	—	—	6,925
Other liabilities(1)	(441)	—	—	(441)

		Fair Value Measurements at December 31, 2014
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government sponsored enterprises	$26,284	$—	$26,284	$—
Municipal securities	14,860	—	14,860	—
Residential mortgage-backed securities	108,446	—	108,446	—
Mortgage loans held-for-sale	181,424	—	181,424	—
Other assets(1)	2,691	—	—	2,691
Other liabilities(1)	(1,341)	—	—	(1,341)
(1) Includes mortgage-related IRLCs and derivative financial instruments to hedge interest rate risk. IRLCs recorded on a gross basis
The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2015 and 2014. The changes in the fair value of economic hedges were recorded in noninterest income from mortgage banking activities in the Consolidated Statements of Comprehensive Income and are designed to partially offset the change in fair value of the financial instruments referenced in the following tables.

	As of or for the Three Months Ended June 30,
	2015		2014
(in thousands)	Other Assets(1)	Other Liabilities(1)	Other Assets(1)	Other Liabilities(1)
Beginning balance	$9,426	$(4,602)	$3,323	$(116)
Total gains (losses) included in earnings:
Issuances	6,925	(441)	4,243	(2,234)
Settlements and closed loans	(9,322)	4,602	(3,311)	116
Expirations	(104)	—	(12)	—
Ending balance	$6,925	$(441)	$4,243	$(2,234)

	As of or for the Six Months Ended June 30,
	2015		2014
(in thousands)	Other Assets(1)	Other Liabilities(1)	Other Assets(1)	Other Liabilities(1)
Beginning balance	$2,691	$(1,341)	$3,271	$(156)
Total gains (losses) included in earnings:
Issuances	16,351	(5,043)	7,566	(2,350)
Settlements and closed loans	(11,692)	5,943	(6,501)	262
Expirations	(425)	—	(93)	10
Ending balance	$6,925	$(441)	$4,243	$(2,234)
(1)Includes mortgage-related IRLCs and derivative financial instruments entered to hedge interest rate risk
The following tables present financial assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy at June 30, 2015 and December 31, 2014.

		Fair Value Measurements at June 30, 2015
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$11,163	$—	$—	$11,163
ORE	3,448	—	—	3,448
Residential mortgage servicing rights	31,275	—	—	31,275
SBA servicing rights	4,426	—	—	4,426

		Fair Value Measurements at December 31, 2014
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$19,885	$—	$—	$19,885
ORE	10,935	—	—	10,935
Residential mortgage servicing rights	30,304	—	—	30,304
SBA servicing rights	4,654	—	—	4,654

Quantitative Information about Level 3 Fair Value Measurements
The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities:

	Fair Value at
($ in thousands)	June 30, 2015	December 31, 2014	Valuation Technique	Unobservable Inputs	Range/Weighted Average at June 30, 2015	Range/Weighted Average at December 31, 2014
Nonrecurring:
Impaired loans	$11,163	$19,885	Discounted appraisals less estimated selling costs	Collateral discounts	0% - 30% 0.28%	0% - 30% 2.51%
				Estimated selling costs	0% - 10% 9.82%	0% - 10% 9.72%
Other real estate	3,448	10,935	Discounted appraisals less estimated selling costs	Estimated selling costs	0 - 10% 7.99%	0 - 10% 7.83%
Residential mortgage servicing rights	31,275	30,304	Discounted cash flows	Discount rate	9.75% - 12.50% 10.02%	9.50% - 12.25% 9.73%
				Prepayment speeds	7.28% - 16.11% 8.30%	7.63% - 19.96% 9.24%
SBA servicing rights	4,426	4,654	Discounted cash flows	Discount rate	13.25%	13.50%
				Prepayment speeds	9.89%	7.64%
Recurring:
IRLCs	3,699	2,448	Pricing model	Pull-through ratio	80.00%	77.00%
Forward commitments	2,785	(1,098)	Investor pricing	Pricing spreads	90.00% - 105.88% 102.06%	90.00% - 109.63% 103.77%
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
Mortgage and SBA servicing rights are initially recorded at fair value when loans are sold with servicing retained. These assets are then amortized in proportion to and over the period of estimated net servicing income. On at least a quarterly basis, these servicing assets are assessed for impairment based on fair value. Management uses a model operated and maintained by a third party to determine fair value which stratifies the servicing portfolio into homogeneous subsets with unique behavior characteristics. The model then converts those characteristics into income and expense streams, adjusting those streams for prepayments, present values the adjusted streams, and combines the present values into a total. If the cost basis of any loan stratification tranche is higher than the present value of the tranche, an impairment is recorded. See Note 12 for additional disclosures related to assumptions used in the fair value calculation for mortgage and SBA servicing rights.
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
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held-for-sale for which the fair value option ("FVO") has been elected as of June 30, 2015 and December 31, 2014. There were no loans held-for-sale measured under the fair value option that were 90 days or more past due or in nonaccrual status at June 30, 2015 or December 31, 2014.

(in thousands)	Aggregate Fair Value June 30, 2015	Aggregate Unpaid Principal Balance Under FVO at June 30, 2015	Fair Value Over Unpaid Principal
Residential mortgage loans held-for-sale	$310,793	$308,947	$1,846

(in thousands)	Aggregate Fair Value December 31, 2014	Aggregate Unpaid Principal Balance Under FVO at December 31, 2014	Fair Value Over Unpaid Principal
Residential mortgage loans held-for-sale	$181,424	$177,314	$4,110
The fair value gain (loss) related to mortgage banking activities for items measured at fair value pursuant to election of FVO was $(2.8) million and $(2.3) million for the three and six months ended June 30, 2015, respectively, and $2.8 million and $4.1 million for the three and six months ended June 30, 2014, respectively.
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

		Fair Value Measurements at June 30, 2015
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial instruments (assets):
Cash and cash equivalents	$80,716	$80,716	$—	$—	$80,716
Investment securities available-for-sale	140,878	—	140,878	—	140,878
Investment securities held-to-maturity	11,484	—	7,477	4,232	11,709
Total loans, net(1)	2,861,985	—	310,793	2,429,895	2,740,688
Financial instruments (liabilities):
Noninterest-bearing demand deposits	646,340	—	—	646,340	646,340
Interest-bearing deposits	1,992,908	—	—	1,994,523	1,994,523
Other borrowings	303,521	—	303,521	—	303,521
Subordinated debt	120,277	—	115,889	—	115,889

		Fair Value Measurements at December 31, 2014
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial instruments (assets):
Cash and cash equivalents	$71,605	$71,605	$—	$—	$71,605
Investment securities available-for-sale	149,590	—	149,590	—	149,590
Investment securities held-to-maturity	7,349	—	3,414	4,277	7,691
Total loans, net(1)	2,596,791	—	181,424	2,303,388	2,484,812
Financial instruments (liabilities):
Noninterest-bearing demand deposits	558,018	—	—	558,018	558,018
Interest-bearing deposits	1,900,004	—	—	1,901,636	1,901,636
Other borrowings	291,087	—	291,087	—	291,087
Subordinated debt	46,303	—	47,142	—	47,142
(1) Includes $310,793 and $181,424 in residential mortgage loans held-for-sale at June 30, 2015 and December 31, 2014, respectively, for which the Company has elected FVO.
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
The fair value of the Company's borrowings is estimated based on the quoted market price for the same or similar issued or on the current rates offered for debt of the same remaining maturities. In addition, subordinated debt is net of issuance costs.

For off-balance sheet instruments, fair values are based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing for loan commitments and letters of credit. Fees related to these instruments were immaterial at June 30, 2015 and December 31, 2014, and the carrying amounts represent a reasonable approximation of their fair values. Loan commitments, letters and lines of credit, and similar obligations typically have variable interest rates and clauses that deny funding if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the foregoing schedule.
Netting of Financial Instruments
Securities sold under repurchase agreements consist primarily of balances in the transaction accounts of commercial customers swept nightly to an overnight investment account. Securities sold under repurchase agreements are collateralized with investment securities having a market value no less than the balance borrowed, which can fluctuate daily. Securities sold under repurchase agreements are not subject to offset.
The following table presents the net position of securities sold under repurchase agreements.

	As of
(in thousands)	June 30, 2015	December 31, 2014
Securities sold under repurchase agreements (1)	$18,521	$14,087
Fair value of securities pledged	19,710	18,778
Net position of overnight repurchase agreements	$1,189	$4,691
(1) Included as part of Other borrowings on the Consolidated Balance Sheets
The following table summarizes the collateral type pledged for the securities sold under repurchase agreements presented above.

	As of
(in thousands)	June 30, 2015	December 31, 2014
Municipal securities	$8,243	$8,602
Residential mortgage-backed securities	11,467	10,176
Total fair value of securities pledged	$19,710	$18,778

For both periods presented, all of the repurchase agreements contractually mature overnight. Risk arises if the collateral value drops below agreed upon levels and the Company would be required to pledge further securities. Management has mitigated this risk by reviewing the collateral on a daily basis, and reviewing the market value of the collateral on a monthly basis.
There are no derivative contracts subject to master netting agreements.
10. Derivative Financial Instruments
Gains (losses) of $1.7 million and $(1.2) million were recorded for the three months ended June 30, 2015 and 2014, respectively, and $5.1 million and $(1.1) million for the six months ended June 30, 2015 and 2014, respectively, for all mortgage-related derivatives, and are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from mortgage banking activities. The Company's derivative contracts are not subject to master netting arrangements.
The Company’s derivative positions as of June 30, 2015 and December 31, 2014 were as follows:

	Contract or Notional Amount
(in thousands)	June 30, 2015	December 31, 2014
Forward rate commitments	$593,885	$294,746
Interest rate lock commitments	288,221	139,288
Total derivatives contracts	$882,106	$434,034

11. Earnings Per Common Share
Earnings per common share were calculated as follows:

	Three Months Ended June 30,
(in thousands, except per share data)	2015	2014
Net income	$12,451	$7,958

Weighted average common shares outstanding - basic (1)	21,456	21,301
Effect of dilutive stock options and warrants (2)	1,626	2,127
Weighted average common shares outstanding – diluted	23,082	23,428

Earnings per common share:
Basic	$0.58	$0.37
Diluted	$0.54	$0.34

	Six Months Ended June 30,
(in thousands, except per share data)	2015	2014
Net income	$23,141	$14,021

Weighted average common shares outstanding - basic (1)	21,418	21,274
Effect of dilutive stock options and warrants (2)	1,616	2,143
Weighted average common shares outstanding – diluted	23,034	23,417

Earnings per common share:
Basic	$1.08	$0.66
Diluted	$1.00	$0.60

(1) Weighted average number of common shares outstanding include participating securities related to unvested restricted stock awards, net of forfeitures during the period.
(2) Effect of dilutive stock options and warrants reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock.
For the three and six months ended June 30, 2015 and 2014, there were 112,000 and 402,000 common stock options which were not included in the potentially dilutive stock options and warrants, respectively. These shares would have been included in the calculation of diluted earnings per common share, except that to do so would have an anti-dilutive impact on earnings per common share.
12. Certain Transfers of Financial Assets
Mortgage Recourse Liability
During the last four calendar years and so far in 2015, the Company has sold over 37,000 loans with a principal balance of approximately $8.9 billion. As seller, the Company has made various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance with origination criteria established by the purchasers. In the event of a breach of these representations and warranties, the Company is obligated to repurchase loans with identified defects and/or to indemnify the purchasers. Some of these conditions include underwriting errors or omissions, fraud or material misstatements, and invalid collateral values. The contractual obligation arises only when the breach of representations and warranties is discovered and repurchase/indemnification is demanded. Generally, the maximum amount the Company would be required to make would be equal to the unpaid principal balance of such loans that are deemed to have defects that were sold to purchasers, plus accrued interest and certain expenses. To date, the claims to the Company from the purchasers to be reimbursed for realized losses have been immaterial. In addition, the Company’s loan sale contracts define a condition in which the borrower defaults during a short period of time as an early payment default (“EPD”). In the event of an EPD, the Company may be required to return the premium paid for the loan, pay certain administrative fees, and may be required to repurchase the loan or indemnify the purchaser unless an EPD waiver is obtained.
Management recognizes the potential risk from costs related to breaches of representations and warranties made in connection with residential loan sales and subsequent required repurchases, indemnifications, and EPD claims. As a result, the Company has established a liability to cover potential costs related to these events based on historical experience, adjusted for any risk factors not captured in the historical losses, current business volume, and known claims outstanding. The recourse liability totaled $1.4 million at June 30, 2015 and December 31, 2014 and management believes this is adequate for potential exposure related to loan sale indemnification, repurchase loans, and EPD claims. Management will continue to monitor the adequacy of the reserve level and may decide that further additions to the reserve are appropriate. However, there can be no assurance that the current balance of this reserve will prove sufficient to cover actual future losses. It should be noted that the Company’s loan sale activity began to increase at a time when underwriting requirements were strengthened from prior years and limited documentation conventional loans (i.e., non-government insured) were no longer eligible for purchase in the secondary market. Accordingly, the population of conventional loans the Company has sold has been underwritten based on fully documented information. While this does not eliminate all risk of repurchase or indemnification costs, management believes it significantly mitigates that risk.
Servicing rights
The carrying value of the servicing assets is shown in the table below:

(in thousands)	June 30, 2015	December 31, 2014
Servicing rights
Residential mortgage	$67,120	$56,720
SBA	4,653	4,872
Indirect automobile	5,841	3,305
Total servicing rights	$77,614	$64,897
Residential Mortgage Loans
The Company typically sells first-lien residential mortgage loans to third party investors, primarily Fannie Mae, Ginnie Mae, and Freddie Mac. The Company retains the related mortgage servicing rights (“MSRs”) and receives servicing fees on certain of these loans. During the three months ended June 30, 2015 and 2014, the Company sold $591.8 million and $400.5 million in residential mortgage loans, respectively, with servicing retained. During the six months ended June 30, 2015 and 2014, the Company sold $1.1 billion and $687.2 million in residential mortgage loans, respectively, with servicing retained.
The net gain on loan sales, MSR impairment and amortization, and servicing fees are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from mortgage banking activities. During the three months ended June 30, 2015 and 2014, the Company recorded gains on sales of residential mortgage loans of $17.1 million and $11.0 million, respectively. During the six months ended June 30, 2015 and 2014, the Company recorded gains on sales of residential mortgage loans of $36.8 million and $18.9 million, respectively. During the three months ended June 30, 2015 and 2014, the Company recorded servicing fees of $3.8 million and $3.0 million, respectively. During the six months ended June 30, 2015 and 2014, the Company recorded servicing fees of $7.4 million and $5.7 million, respectively. The table below is an analysis of the activity in the Company’s MSRs and impairment:

	For the Three Months Ended June 30		For the Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Residential mortgage servicing rights
Beginning carrying value, net	$58,679	$48,335	$56,720	$46,785
Additions	8,411	5,384	15,200	9,128
Amortization	(2,581)	(1,692)	(4,942)	(3,266)
(Impairment) recovery, net	2,611	(1,837)	142	(2,457)
Ending carrying value, net	$67,120	$50,190	$67,120	$50,190

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Residential mortgage servicing impairment
Beginning balance	$8,921	$3,749	$6,452	$3,129
Additions	756	1,837	4,656	2,504
Recoveries	(3,367)	—	(4,798)	(47)
Ending balance	$6,310	$5,586	$6,310	$5,586

The fair value of MSRs, key metrics, and the sensitivity of the fair value to adverse changes in key economic assumptions are summarized below:

($ in thousands)	June 30, 2015	December 31, 2014
Residential Mortgage Servicing Rights
Fair Value	$73,028	$63,977
Composition of residential loans serviced for others:
Fixed-rate	99.25%	99.40%
Adjustable-rate	0.75%	0.60%
Total	100.00%	100.00%
Weighted average remaining term (years)	25.9	26.0
Prepayment speed	8.30%	9.24%
Decline in fair value due to a 10% adverse change	$(2,565)	$(2,424)
Decline in fair value due to a 20% adverse change	(4,958)	(4,680)
Weighted average discount rate	10.02%	9.73%
Decline in fair value due to a 10% adverse change	$(3,058)	$(2,516)
Decline in fair value due to a 20% adverse change	(5,836)	(4,848)
The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As indicated, changes in value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in value may not be linear. In addition, the effect of an adverse variation in a particular assumption on the value of the MSRs is calculated without changing any other assumptions. In reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which may magnify or counteract the effect of the change.
Information about the asset quality of residential mortgage loans serviced by the Company is shown in the table below.

	June 30, 2015			Net Charge-offs for the Six Months Ended June 30, 2015
Residential mortgage loans serviced	Unpaid Principal Balance
		Delinquent (days)
(in thousands)		30 to 89	90+
Serviced for others	$5,942,066	$19,093	$1,445	$—
Held-for-sale	308,947	—	—	—
Held-for-investment	207,171	798	1,018	(1)
Total residential mortgage loans serviced	$6,458,184	$19,891	$2,463	$(1)
SBA Loans
The Company has executed certain transfers of SBA loans with third parties. These loans, which are typically partially guaranteed by the SBA or otherwise credit enhanced, are generally secured by business property such as real estate, inventory, equipment, and accounts receivable. During the three months ended June 30, 2015 and 2014, the Company sold $12.6 million and $20.0 million in SBA loans, respectively. During the six months ended June 30, 2015 and 2014, the Company sold $24.2 million and $26.6 million in SBA loans, respectively.
The Company retains the loan servicing rights and receives servicing fees. The net gain on SBA loan sales, servicing rights impairment and amortization and servicing fees are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from SBA lending activities. During the three months ended June 30, 2015 and 2014, the Company recorded gains on sales of SBA loans of $804,000 and $875,000, respectively. During the six months ended June 30, 2015 and 2014, the Company recorded gains on sales of SBA loans of $1.2 million and $1.3 million, respectively. During the three months ended June 30, 2015 and 2014, the Company recorded servicing fees of $560,000 and $483,000, respectively. During the six months ended June 30, 2015 and 2014, the Company recorded servicing fees of $1.1 million and $926,000, respectively. The table below is an analysis of the activity in the Company’s SBA loan servicing rights and impairment.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
SBA loan servicing rights
Beginning carrying value, net	$4,642	$4,536	$4,872	$4,529
Additions	271	563	507	837
Amortization	(511)	(400)	(1,027)	(576)
Recovery (impairment), net	251	66	301	(25)
Ending carrying value, net	$4,653	$4,765	$4,653	$4,765

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
SBA servicing rights impairment
Beginning balance	$1,768	$2,309	$1,818	$2,218
Additions	—	—	—	91
Recoveries	(251)	(66)	(301)	(66)
Ending balance	$1,517	$2,243	$1,517	$2,243
The fair value of the SBA loan servicing rights, key metrics, and the sensitivity of the fair value to adverse changes in key economic assumptions are summarized below.

($ in thousands)	June 30, 2015	December 31, 2014
SBA loan servicing rights
Fair value	$4,709	$4,931
Composition of loans serviced for others:
Fixed-rate	0.06%	0.10%
Adjustable-rate	99.94%	99.90%
Total	100.00%	100.00%
Weighted average remaining term (years)	20.1	20.4
Prepayment speed	9.89%	7.64%
Decline in fair value due to a 10% adverse change	$(115)	$(98)
Decline in fair value due to a 20% adverse change	(226)	(193)
Weighted average discount rate	13.25%	13.50%
Decline in fair value due to a 10% adverse change	$(219)	$(175)
Decline in fair value due to a 20% adverse change	(301)	(340)
The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As indicated, changes in value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in value may not be linear. In addition, the effect of an adverse variation in a particular assumption on the value of the SBA loan servicing rights is calculated without changing any other assumptions. In reality, changes in one factor may magnify or counteract the effect of the change.
Information about the asset quality of SBA loans serviced by the Company is shown in the table below.

	June 30, 2015			Net Charge-offs for the Six Months Ended June 30, 2015
SBA loans serviced	Unpaid Principal Balance
		Delinquent (days)
(in thousands)		30 to 89	90+
Serviced for others	$258,854	$—	$4,414	$37
Held-for-sale	13,474	—	—	—
Held-for-investment	138,819	1,602	5,730	184
Total SBA loans serviced	$411,147	$1,602	$10,144	$221

Indirect Automobile Loans
The Company purchases, on a nonrecourse basis, consumer installment contracts secured by new and used vehicles purchased by consumers from franchised motor vehicle dealers and select independent dealers. A portion of the indirect automobile loans originated is sold with servicing retained and the Company receives servicing fees. During the three months ended June 30, 2015 and 2014, the Company sold $177.8 million and $118.3 million in indirect automobile loans, respectively. During the six months ended June 30, 2015 and 2014, the Company sold $397.6 million and $313.4 million in indirect automobile loans, respectively.
The gain on loan sales and servicing fees are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from indirect lending activities. During the three months ended June 30, 2015 and 2014, the Company recorded gains on sales of indirect automobile loans of $3.5 million and $2.4 million, respectively. During the six months ended June 30, 2015 and 2014, the Company recorded gains on sales of indirect automobile loans of $7.9 million and $6.1 million, respectively. During the three months ended June 30, 2015 and 2014, the Company recorded servicing fees of $2.1 million and $1.5 million, respectively. During the six months ended June 30, 2015 and 2014, the Company recorded servicing fees of $3.9 million and $2.6 million, respectively.The table below is an analysis of the activity in the Company’s indirect automobile loan servicing rights and impairment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Indirect automobile loan servicing rights
Beginning carrying value	$4,825	$2,410	$3,305	$1,888
Additions	1,518	427	3,379	1,157
Amortization	(502)	(266)	(843)	(474)
Ending carrying value	$5,841	$2,571	$5,841	$2,571
The Company has not recorded impairment on its indirect automobile loan servicing rights. The fair value of the indirect automobile loan servicing rights, key metrics, and the sensitivity of the fair value to adverse changes in key economic assumptions are summarized below.

($ in thousands)	June 30, 2015	December 31, 2014
Indirect loan servicing rights
Fair value	$7,760	$6,550
Composition of loans serviced for others:
Fixed-rate	100.00%	100.00%
Adjustable-rate	—%	—%
Total	100.00%	100.00%
Weighted average remaining term (years)	5.2	5.0
Prepayment speed	17.81%	18.14%
Decline in fair value due to a 10% adverse change	$(195)	$(164)
Decline in fair value due to a 20% adverse change	(383)	(322)
Weighted average discount rate	6.61%	6.47%
Decline in fair value due to a 10% adverse change	$(74)	$(60)
Decline in fair value due to a 20% adverse change	(147)	(119)
The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As indicated, changes in value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in value may not be linear. In addition, the effect of an adverse variation in a particular assumption on the value of the indirect automobile loan servicing rights is calculated without changing any other assumptions. In reality, changes in one factor may magnify or counteract the effect of the change.
Information about the asset quality of the indirect automobile loans serviced by the Company is shown in the table below.

	June 30, 2015			Net Charge-offs for the Six Months Ended June 30, 2015
Indirect automobile loans serviced	Unpaid Principal Balance
		Delinquent (days)
(in thousands)		30 to 89	90+
Serviced for others	$1,091,644	$1,513	$1,221	$811
Held-for-sale	150,000	—	—	—
Held-for-investment	1,281,978	1,952	882	1,369
Total indirect automobile loans serviced	$2,523,622	$3,465	$2,103	$2,180

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis reviews important factors affecting our financial condition at June 30, 2015 compared to December 31, 2014, and compares the results of operations for the three and six months ended June 30, 2015 and 2014. These comments should be read in conjunction with our consolidated financial statements and accompanying notes appearing in this report and the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2014. All percentage and dollar variances noted in the following analysis are calculated from the balances presented in the accompanying consolidated financial statements.
Forward-Looking Statements
This report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations relating to present or future trends or factors generally affecting the banking industry and specifically affecting our operations, markets and services. Without limiting the foregoing, the words “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon assumptions we believe are reasonable and may relate to, among other things, difficult economic conditions and the economy’s impact on operating results, credit quality, liquidity, capital, the adequacy of the allowance for loan losses, changes in interest rates, and litigation results. These forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those projected for many reasons, including without limitation, changing events and trends that have influenced our assumptions.
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
This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included herein and are not intended to represent a complete list of all risks and uncertainties in our business. Investors are encouraged to read the related section in our 2014 Annual Report on Form 10-K, including the “Risk Factors” set forth therein. Additional information and other factors that could affect future financial results are included in our filings with the Securities and Exchange Commission ("SEC").

Selected Financial Data
The following table contains selected consolidated financial data and should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and unaudited consolidated financial statements and accompanying notes included in Item 1 of this report.

	As of or for the Three Months Ended			As of or for the Six Months Ended
($ in thousands, except per share data)	June 30, 2015	March 31, 2015	June 30, 2014	June 30, 2015	June 30, 2014
INCOME STATEMENT DATA:
Interest income	$27,516	$26,486	$26,065	$54,002	$49,143
Interest expense	3,502	2,945	2,674	6,447	5,481
Net interest income	24,014	23,541	23,391	47,555	43,662
Provision for loan losses	(182)	108	566	(74)	(1,884)
Noninterest income	36,695	32,038	23,318	68,733	42,701
Noninterest expense	41,165	38,635	33,743	79,800	66,399
Net income	12,451	10,690	7,958	23,141	14,021
PERFORMANCE:
Earnings per common share - basic	$0.58	$0.50	$0.37	$1.08	$0.66
Earnings per common share - diluted	0.54	0.45	0.34	1.00	0.60
Book value per common share	$12.90	$12.85	$11.76	$12.90	$11.76
Tangible book value per common share	12.70	12.64	11.66	12.70	11.66
Cash dividends paid per common share	$0.10	$0.09	$0.08	$0.19	$0.12
Return on average assets	1.55%	1.40%	1.22%	1.48%	1.10%
Return on average shareholders' equity	17.97%	16.20%	13.09%	17.11%	11.75%
Net interest margin	3.24%	3.35%	3.91%	3.30%	3.74%
END OF PERIOD BALANCE SHEET SUMMARY:
Total assets	$3,374,938	$3,205,293	$2,737,639	$3,374,938	$2,737,639
Earning assets	3,118,065	2,951,135	2,532,365	3,118,065	2,532,365
Loans, excluding loans held-for-sale	2,411,143	2,317,581	1,968,614	2,411,143	1,968,614
Total loans	2,885,410	2,723,098	2,308,333	2,885,410	2,308,333
Total deposits	2,639,248	2,652,896	2,225,419	2,639,248	2,225,419
Shareholders' equity	285,946	274,898	250,775	285,946	250,775
Assets serviced for others	7,292,561	6,900,870	5,775,309	7,292,561	5,775,309
DAILY AVERAGE BALANCE SHEET SUMMARY:
Total assets	$3,228,455	$3,098,079	$2,608,639	$3,163,584	$2,569,219
Earning assets	2,980,741	2,858,827	2,406,150	2,920,121	2,365,880
Loans, excluding loans held-for-sale	2,361,146	2,298,789	1,932,591	2,330,140	1,909,492
Total loans	2,778,117	2,656,556	2,179,846	2,717,672	2,125,678
Total deposits	2,624,412	2,530,988	2,196,949	2,577,958	2,178,922
Shareholders' equity	277,961	267,561	243,904	272,790	240,674
Assets serviced for others	7,104,630	6,742,214	5,583,392	6,924,423	5,422,870
ASSET QUALITY RATIOS:
Net charge-offs/(recoveries), annualized to average loans	(0.03)%	0.29%	0.42%	0.13%	0.20%
Allowance to period-end loans	0.97%	1.03%	1.47%	0.97%	1.47%
Nonperforming assets to total loans, ORE and repossessions	2.01%	2.33%	3.27%	2.01%	3.27%
Allowance to nonperforming loans, ORE and repossessions	0.48x	0.44x	0.44x	0.48x	0.44x
SELECTED RATIOS:
Loans to total deposits	91.36%	87.36%	88.46%	91.36%	88.46%
Average total loans to average earning assets	93.20%	92.92%	90.40%	93.07%	89.91%
Noninterest income to revenue	57.15%	54.74%	47.22%	56.00%	46.49%
Leverage ratio	9.77%	9.89%	11.14%	9.77%	11.14%
Common equity tier 1 capital	8.96%	9.12%	N/A	8.96%	N/A
Tier 1 risk-based capital	10.46%	10.69%	12.12%	10.46%	12.12%
Total risk-based capital	13.71%	11.50%	13.34%	13.71%	13.34%
Average equity to average assets	8.61%	8.64%	9.35%	8.62%	9.37%

Overview
Since our inception in 1974, we have pursued managed profitable growth by providing quality financial services. Our overall focus is on building shareholder value. Our mission is “to continue growth, improve earnings and increase shareholder value; to treat customers, employees, community and shareholders according to the Golden Rule; and to operate within a culture of strong internal controls.”

Our franchise primarily spans the metropolitan Atlanta market and the counties surrounding Jacksonville and Orlando, Florida. In addition, we conduct lending activities in twelve southern states.
During 2015, we have continued to expand our footprint with the expansion of mortgage lending activities into North and South Carolina. On January 5, 2015, we purchased loans and assumed $38.2 million of deposits from one branch of Florida Capital Bank, N.A. In May 2015, we announced the purchase of $153.9 million in customer deposits and $31.6 million in loans and other assets of First Bank, a Missouri bank, with the sale expected to be completed in the third quarter of 2015. Trust and wealth management began operations in July of 2014 and continues to grow.
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
Financial Performance
We recorded net income for the three months ended June 30, 2015 of $12.5 million compared to $8.0 million for the same period in 2014, an increase of $4.5 million, or 56.5%. For the six months ended June 30, 2015, we recorded net income of $23.1 million compared to $14.0 million for the same period in 2014, an increase of $9.1 million, or 65.0%. Basic and diluted earnings per common share for the three months ended June 30, 2015 were $0.58 and $0.54, respectively, compared to $0.37 and $0.34, respectively, for the same period last year. For the six months ended June 30, 2015, the basic and diluted earnings per common share were $1.08 and $1.00, respectively, compared to $0.66 and $0.60 for the six months ended June 30, 2014.
The year over year increase in three month net income was primarily the result of a $11.0 million, or 81.4%, increase in noninterest income from mortgage banking activities, and a $623,000, or 2.7%, increase in net interest income, partially offset by an increase of $748,000, or 132.2% in provision for loan losses, an increase of $7.4 million, or 22.0%, in noninterest expenses, and an increase of $2.8 million, or 63.8%, in income tax expense.
The year over year increase in six month net income was primarily the result of a $21.8 million, or 90.2%, increase in noninterest income from mortgage banking activities, and a $3.9 million, or 8.9%, increase in net interest income, partially offset by an increase of $1.8 million, or 96.1%, in provision for loan losses, an increase of $13.4 million, or 20.2%, in noninterest expenses, and an increase of $5.6 million, or 71.5%, in income tax expense.
We derive approximately half of our revenues from noninterest income sources such as service charges on loan and deposit accounts and fees on other services; income from mortgage banking, indirect automobile, and SBA activities; and gains on ORE sales. The majority of this revenue is earned from gains on sales of loans. We retain servicing on the majority of loans sold which generates servicing revenue over the remaining life of the loans sold.
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
We continue to attract new customer relationships, and talented and experienced bankers to support our growth. The focus in 2015 continues to be on credit quality, revenue growth, expense controls, deposit growth and quality loan growth while maintaining adequate capital levels.
Results of Operations
Net Interest Income
Interest Income
Interest income was $27.5 million and $54.0 million for the three and six months ended June 30, 2015, respectively, an increase of $1.5 million and $4.9 million, or 5.6% and 9.9%, respectively, as compared to the same periods in 2014. The increase for the three month period was primarily due to an increase in average loans of $598.3 million, or 27.4%, mainly in the indirect and mortgage portfolios, partially offset by a decrease in the yield on loans of 75 basis points, as new loans, on average, were originated at lower yields over the previous twelve months. The increase for the six month period was primarily due to an increase in average loans of $592.0 million, or 27.8%, mainly in the indirect and mortgage portfolios, partially offset by a decrease in the yield on loans of 55 basis points, as new loans, on average, were originated at lower yields over the previous twelve months.
On a linked-quarter basis, interest income increased by $1.0 million, primarily due to a $121.6 million increase in average loans, partially offset by a decrease of 5 basis points in the yield on total loans.
Interest Expense

Interest expense was $3.5 million and $6.4 million for the three and six months ended June 30, 2015, an increase of $828,000 and $966,000, or 31.0% and 17.6%, respectively, as compared to the same periods in 2014. These increases occurred primarily due to an increase in average other borrowings of $131.1 million and $148.5 million for the three and six months ended June 30, 2015, compared to the same periods in 2014, used to fund growth in average loans. The increase in average other borrowings was also due to the issuance of $75.0 million in subordinated notes during the second quarter of 2015.
On a linked-quarter basis, interest expense increased by $557,000, or 18.9%, primarily due to the issuance of $75.0 million in subordinated notes during May 2015.
Net Interest Margin
The net interest margin was 3.24% and 3.30% for the three and six months ended June 30, 2015, compared to 3.91% and 3.74% for the same periods in 2014. The decrease in both periods was primarily attributable to a decrease in the yield on total loans as new loans were originated at lower yields in 2015.
On a linked-quarter basis, the net interest margin decreased by 11 basis points, primarily due to a decrease of 5 basis points in the yield on total loans and an increase of 119 basis points in the cost of subordinated debt.

Average Balances, Interest and Yields (Unaudited)

	For the Three Months Ended
	June 30, 2015			June 30, 2014
($ in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans, net of unearned income(1)	$2,778,117	$26,428	3.82%	$2,179,846	$24,841	4.57%
Investment securities(1)	159,734	1,165	2.93%	177,508	1,298	2.93%
Federal Funds sold and interest bearing deposits.	42,890	14	0.13%	48,796	20	0.16%
Total interest-earning assets	2,980,741	27,607	3.71%	2,406,150	26,159	4.36%
Noninterest-earning assets:
Cash and due from banks	14,577			13,657
Allowance for loan losses	(23,774)			(30,767)
Premises and equipment, net	61,821			48,767
Other real estate	18,342			26,133
Other assets	176,748			144,699
Total assets	$3,228,455			$2,608,639

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand	$843,226	$495	0.24%	$694,144	$466	0.27%
Savings	301,599	247	0.33%	314,890	294	0.37%
Time deposits	829,120	1,941	0.94%	653,423	1,568	0.96%
Total interest-bearing deposits	1,973,945	2,683	0.55%	1,662,457	2,328	0.56%
Other borrowings	224,429	161	0.29%	93,374	69	0.30%
Subordinated debt	73,179	658	3.61%	46,288	277	2.40%
Total interest-bearing liabilities	2,271,553	3,502	0.62%	1,802,119	2,674	0.60%
Noninterest-bearing liabilities and shareholders' equity:
Demand deposits	650,467			534,492
Other liabilities	28,474			28,124
Shareholders' equity	277,961			243,904
Total liabilities and shareholders’ equity	$3,228,455			$2,608,639
Net interest income/spread		$24,105	3.09%		$23,485	3.76%
Net interest margin			3.24%			3.91%

(1)	Interest income includes the effect of taxable equivalent adjustment using a 35% tax rate

	For the Six Months Ended
	June 30, 2015			June 30, 2014
($ in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans, net of unearned income(1)	$2,717,672	$51,761	3.84%	$2,125,678	$46,671	4.39%
Investment securities(1)	162,082	2,401	2.99%	176,843	2,603	2.94%
Fed funds sold and interest-bearing deposits	40,367	26	0.13%	63,359	58	0.18%
Total interest-earning assets	2,920,121	54,188	3.74%	2,365,880	49,332	4.17%
Noninterest-earning assets:
Cash and due from banks	14,942			15,571
Allowance for loan losses	(24,512)			(32,309)
Premises and equipment, net	61,402			48,624
Other real estate	20,270			27,458
Other assets	171,361			143,995
Total assets	$3,163,584			$2,569,219

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand deposits	$828,113	$947	0.23%	$696,464	$973	0.28%
Savings deposits	305,475	502	0.33%	311,871	589	0.38%
Time deposits	816,132	3,726	0.92%	664,169	3,254	0.98%
Total interest-bearing deposits	1,949,720	5,175	0.54%	1,672,504	4,816	0.58%
Other borrowings	226,888	338	0.30%	78,427	113	0.29%
Subordinated debt	59,817	934	3.15%	46,284	552	2.39%
Total interest-bearing liabilities	2,236,425	6,447	0.58%	1,797,215	5,481	0.61%
Noninterest-bearing liabilities and shareholders' equity:
Demand deposits	628,238			506,418
Other liabilities	26,131			24,912
Shareholders’ equity	272,790			240,674
Total liabilities and shareholders’ equity	$3,163,584			$2,569,219
Net interest income/spread		$47,741	3.16%		$43,851	3.56%
Net interest margin			3.30%			3.74%

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
The provision for loan losses for the the three and six months ended June 30, 2015 was a negative provision of $182,000 and a negative provision of $74,000, compared to a provision expense of $566,000 and negative provision of $1.9 million for the same period in 2014. The decrease in provision expense of $748,000 for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 is mostly attributable to the decrease in net charge offs of $2.2 million for the three months ended June 30, 2015 compared to the same period in 2014. The year to date increase as compared to the prior year was due to loan growth, partially offset by continued improvement in net charge offs. Asset quality metrics including nonperforming assets and classified assets continued to improve. Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio at June 30, 2015 (see “Asset Quality” table below).
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
The following schedule summarizes the changes in the allowance for loan losses for the periods indicated:

	As of or for the Six Months Ended June 30,		Year Ended December 31,
($ in thousands)	2015	2014	2014
Balance at beginning of period	$25,450	$33,684	$33,684
Net (charge-offs)/recoveries:
Commercial	(805)	(1,831)	(5,407)
Construction	367	1,666	1,858
Consumer	(1,366)	(1,366)	(2,879)
Mortgage	4	(118)	(104)
Covered	278	(287)	(139)
Acquired, noncovered	53	16	(35)
Total net charge-offs	(1,469)	(1,920)	(6,706)
Decrease in FDIC indemnification asset	(482)	(968)	(2,059)
Provision for loan losses(1)	(74)	(1,884)	531
Balance at end of period	$23,425	$28,912	$25,450
Annualized ratio of net charge-offs to average loans	0.13%	0.20%	0.33%
Allowance for loan losses as a percentage of loans	0.97%	1.47%	1.13%
(1) Net of benefit attributable to FDIC loss share receivable

As the table above shows net charge-offs for the six months ended June 30, 2015 decreased $451,000, compared to the same period in 2014. The year over year decrease was primarily due to a decline in charge-offs across all loan portfolios except acquired noncovered loans.

Noninterest Income
The categories of noninterest income, and the dollar and percentage change between periods, are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Service charges on deposit accounts	$1,195	$1,059	$136	12.8%	$2,278	$2,068	$210	10.2%
Other fees and charges	1,274	1,100	174	15.8	2,440	2,020	420	20.8
Mortgage banking activities	24,617	13,570	11,047	81.4	45,935	24,157	21,778	90.2
Indirect lending activities	5,031	3,631	1,400	38.6	11,010	8,307	2,703	32.5
SBA lending activities	1,364	1,359	5	0.4	2,295	2,203	92	4.2
Bank owned life insurance	500	755	(255)	(33.8)	992	1,056	(64)	(6.1)
Other	2,714	1,844	870	47.2	3,783	2,890	893	30.9
Total noninterest income	$36,695	$23,318	$13,377	57.4%	$68,733	$42,701	$26,032	61.0%
Noninterest income was $36.7 million and $68.7 million for the three and six months ended June 30, 2015, an increase of $13.4 million and $26.0 million, or 57.4% and 61.0%, respectively, as compared to the same periods in 2014. The increases in both periods were primarily related to higher income from mortgage banking and indirect lending activities. Noninterest income from mortgage banking activities increased by $11.0 million and $21.8 million for the three and six months ended June 30, 2015, respectively, as gains on mortgage loan sales were $6.1 million and $17.9 million higher, respectively, for the three and six months ended June 30, 2015. We took advantage of the nationwide refinance surge during the first quarter while continuing to grow the purchase money mortgage business year over year. Mortgage loan production for the three months ended June 30, 2015 increased $227.0 million, or 40.4%, to $788.4 million while mortgage loan sales increased $219.6 million, or 49.2%, to $446.2 million year over year. Mortgage servicing rights had a favorable impairment recovery of $4.4 million and $2.6 million, offset by mark to market adjustments of $(2.7) million and $(101,000) for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. Mortgage loan servicing revenue increased by $764,000 and $1.4 million to $3.8 million and $7.4 million for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014, as the servicing portfolio grew to $5.9 billion at June 30, 2015.
Noninterest income from indirect lending activities was $5.0 million and $11.0 million for the three and six months ended June 30, 2015, an increase of $1.4 million and $2.7 million, respectively, as compared to the same periods in 2014. Gains on sales of indirect loans increased by $1.1 million and $1.8 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. Indirect servicing fee income increased as well, with an increase of $559,000 and $1.1 million for the three and six months ended June 30, 2015 compared to the same periods in 2014, as the servicing portfolio grew to $1.1 billion at June 30, 2015.
On a linked-quarter basis, noninterest income increased by $4.7 million, or 14.5%, primarily attributable to an increase in income from mortgage banking activities of $3.3 million. This increase occurred primarily due to a favorable mortgage servicing rights impairment recovery of $5.1 million, partially offset by lower gains on the sale of mortgage loans of $2.6 million. The decrease in the gain on sale of mortgage loans was primarily attributable to a $5.1 million decline in mark to market adjustments on mortgage loans held for sale, partially offset by an increased volume of sales during the quarter. The increases in both the impairment recovery and the mark to market adjustment were driven primarily by an increase in interest rates on June 30, 2015. Gain on sale of other real estate also increased by $1.4 million on a linked quarter basis, primarily due to favorable resolution on two properties sold during the three months ended June 30, 2015.
Noninterest Expense
The categories of noninterest expense, and the dollar and percentage change between periods, are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Salaries and employee benefits	$19,668	$15,973	$3,695	23.1%	$38,490	$32,058	$6,432	20.1%
Commissions	7,794	5,610	2,184	38.9	13,954	9,080	4,874	53.7
Occupancy, net	3,454	3,407	47	1.4	6,936	6,010	926	15.4
Communication	1,102	943	159	16.9	2,050	1,866	184	9.9
Other	9,147	7,810	1,337	17.1	18,370	17,385	985	5.7
Total noninterest expense	$41,165	$33,743	$7,422	22.0%	$79,800	$66,399	$13,401	20.2%
Noninterest expense was $41.2 million and $79.8 million for the three and six months ended June 30, 2015, an increase of $7.4 million and $13.4 million, or 22.0% and 20.2%, respectively, as compared to the same periods in 2014.
Salaries and benefits expense increased due to the continued growth in employees and locations and the associated administrative support functions as we continue to grow. Salaries and benefits for the three months ended June 30, 2015 increased by $3.7 million, or 23.1%, year over year, while salaries and benefits for the six months ended June 30, 2015 increased by $6.4 million, or 20.1%, year over year.
Commissions expense for the the three and six months ended June 30, 2015 increased by $2.2 million and $4.9 million, or 38.9% and 53.7%, compared to the same periods in 2014. This increase corresponds to the growth in mortgage loan production and sales compared to the same periods in 2014.
Other noninterest expense for the three and six months ended June 30, 2015 increased by $1.3 million and $985,000, or 17.1% and 5.7%, compared to the same periods in 2014. This increase was primarily attributable to higher lending related expenses due to increase in mortgage and indirect loan production volume compared to the same periods in 2014.
On a linked-quarter basis, noninterest expense increased by $2.5 million, or 6.5%, primarily due to an $846,000 increase in salaries and benefits and a $1.6 million increase in commissions.
Income Tax Expense
Income tax expense was $7.3 million and $13.4 million for the three and six months ended June 30, 2015, an increase of $2.8 million, or 63.8% and $5.6 million, or 71.5% as compared to the same periods in 2014.
The primary driver of the changes in expense between periods was an increase in the level of pre-tax income reported for each period. In addition, the effective tax rate increased between periods due to growth in income exceeding growth in permanent difference items projected for the year 2015 compared to 2014. The effective tax rate for the three and six months ended June 30, 2015 was 36.88% and 36.71% as compared to 35.82% and 35.82% for the same periods in the prior year.
Financial Condition
Total assets at June 30, 2015 grew to $3.4 billion, an increase of $289.8 million, or 9.4%, compared to December 31, 2014. This increase is primarily attributable to an increase in loan production, mainly in indirect and mortgage loans held-for-investment.
Loans held-for-sale increased as of June 30, 2015 by $105.3 million, or 28.6%, compared to December 31, 2014. This is mostly attributable to the residential mortgage loan held-for-sale portfolio, which increased by $129.4 million, or 71.3%, partially offset by a decrease in the indirect loan held-for-sale portfolio of $25.0 million, or 14.3%.
In addition, total loans held for investment at June 30, 2015 increased by $157.8 million, or 7.0% compared to December 31, 2014. This growth occurred largely due to an increase in residential mortgage loans held for investment of $52.2 million, or 33.0%, compared to December 31, 2014 and increase of $62.7 million, or 5.1% in indirect automobile loans. These increases are due to the impact of new product offerings within mortgage, new loan production offices and expansion into new markets.

Asset Quality
The following schedule summarizes our asset quality at June 30, 2015, December 31, 2014, and June 30, 2014:

($ in thousands)	June 30, 2015	December 31, 2014	June 30, 2014
NONPERFORMING ASSETS
Nonaccrual loans	$30,756	$34,856	$37,364
Loans past due 90 days or more and still accruing	836	827	—
Repossessions	1,041	1,183	1,068
Other real estate (ORE)	16,070	22,564	26,930
Nonperforming assets	$48,703	$59,430	$65,362
NONPERFORMING ASSET RATIOS
Loans 30-89 days past due	$3,653	$4,551	$2,874
Loans 30-89 days past due to loans	0.15%	0.20%	0.15%
Loans past due 90 days or more and still accruing to loans	0.03%	0.04%	—%
Nonperforming assets to loans, ORE, and repossessions	2.01%	2.61%	3.27%

ASSET QUALITY RATIOS
Classified Asset Ratio (1)	18.59%	21.49%	24.88%
Nonperforming loans as a % of loans	1.31%	1.58%	1.90%
ALL to nonperforming loans	74.15%	71.32%	77.38%
Net (recoveries)/charge-offs, annualized to average loans	(0.03)%	0.50%	0.42%
ALL as a % of loans	0.97%	1.13%	1.47%

CLASSIFIED ASSETS
Classified loans (2)	$49,561	$53,415	$57,880
ORE and repossessions	13,209	17,218	21,633
Total classified assets (3)	$62,770	$70,633	$79,513

(1) Classified asset ratio is defined as classified assets as a percentage of Tier 1 capital plus allowance for loan losses.
(2) Amount of SBA guarantee included	$5,256	$5,271	$6,493
(3) Classified assets include loans having a risk rating of substandard or worse, both accrual and nonaccrual, repossessions and ORE, net of loss share.
In connection with its loan sales in the secondary market, we have made various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance to the origination criteria established by the purchasers. In the event of a breach of these representations and warranties, we are obligated to repurchase the loans with identified defects and/or to indemnify the purchasers. Some of these conditions include underwriting errors or omissions, fraud or material misstatements, and invalid collateral values. The contractual obligation arises only when the breach of representations and warranties is discovered and repurchase/indemnification is demanded. Generally, the maximum amount we would be required to make would be equal to the unpaid principal balance of such loans that are deemed to have defects that were sold to purchasers, plus accrued interest certain expenses. To date, the claims to us from the purchasers to be reimbursed for realized losses has been immaterial. In addition, the our loan sale contracts define a condition in which the borrower defaults during a short period of time as an early payment default ("EPD"). In the event of an EPD, we may be required to return the premium paid for the loan, pay certain administrative fees, and may be required to repurchase the loan or indemnify the purchaser unless an EPD waiver is obtained.
    Management recognizes the potential risk from costs related to breaches of representations and warranties made in connection with residential loan sales and subsequent required repurchases, indemnifications and EPD claims. As a result, we have established a liability to cover potential costs related to these events based on historical experience adjusted for any risk factors not captured in the historical losses, current business volume, and known claims outstanding. The recourse liability totaled $1.4 million at June 30, 2015 and we believe this is adequate for potential exposure related to loan sale indemnification, repurchase loans, and EPD claims. We will continue to monitor the adequacy of the reserve level and may decide that further additions to the reserve are appropriate. However, there can be no assurance that the current balance of this reserve will prove sufficient to cover actual future losses. It should be noted that the our loan sale activity began to increase at a time when underwriting requirements were strengthened from prior years and limited documentation conventional loans (i.e., non-government insured) were no longer eligible for purchase in the secondary market. Accordingly, the population of conventional loans we have sold has been underwritten based on fully documented information.

While this standard does not eliminate all risk of repurchase or indemnification costs, management believes it significantly mitigates that risk.

Deposits
Total deposits at June 30, 2015, of $2.6 billion were relatively flat compared to March 31, 2015, and increased $413.8 million, or 18.6%, compared to June 30, 2014.
The year over year net increase occurred primarily due to organic growth of $204.8 million, mainly in noninterest bearing deposits, which increased $60.3 million, as well as the assumption of deposits from six branches in Florida during September 2014 of $170.9 million, and assumption of deposits from one branch in Florida during January 2015 of $38.2 million. These increases were partially offset by a decrease in savings deposits of $14.9 million, or 4.7%, compared to June 30, 2014.
Time deposits increased by $25.9 million, or 3.2%, during the quarter and $197.8 million, or 30.7%, year over year. The year over year change occurred primarily due to $88.0 million in time deposits assumed during the third quarter of 2014 and a $60.2 million increase in brokered deposits generally used to fund loan growth. The remaining increase is due to an increase in our marketing efforts on longer term time deposits in anticipation of future rate increases.
Total deposits also increased $181.2 million, or 7.4%, compared to December 31, 2014. This increase is attributable to growth in interest-bearing demand and money market accounts of $61.9 million, or 7.9% as well as growth in time deposits of $52.7 million, or 6.7% compared to December 31, 2014. In addition, there was an increase in noninterest-bearing demand accounts of $88.3 million, or 15.8% compared to December 31, 2014. The increases were primarily the result of the same factors as mentioned above.
Average core deposits, including noninterest-bearing demand deposits, grew by $67.3 million, or 3.9%, during the quarter and $251.8 million, or 16.3%, year over year, particularly in commercial accounts and assumption of deposits discussed above. Noninterest-bearing demand deposits increased to 24.8% of total average deposits for the quarter compared to 24.0% at March 31, 2015, and 24.4% at June 30, 2014.
The following table summarizes average deposit composition and average rate paid for the periods presented.

	For the Three Months Ended
	June 30, 2015			March 31, 2015			June 30, 2014
($ in millions)	Average Amount	Rate	Percent of Total Deposits	Average Amount	Rate	Percent of Total Deposits	Average Amount	Rate	Percent of Total Deposits
Noninterest-bearing demand deposits	$650.5	—%	24.8%	$605.8	—%	24.0%	$534.5	—%	24.4%
Interest-bearing demand deposits	843.2	0.24%	32.1%	812.8	0.23%	32.1%	694.1	0.27%	31.6%
Savings deposits	301.6	0.33%	11.5%	309.4	0.33%	12.2%	314.9	0.37%	14.3%
Time deposits	829.1	0.94%	31.6%	803.0	0.90%	31.7%	653.4	0.96%	29.7%
Total average deposits	$2,624.4	0.41%	100.0%	$2,531.0	0.40%	100.0%	$2,196.9	0.43%	100.0%

	For the Six Months Ended
	June 30, 2015			June 30, 2014
($ in millions)	Average Amount	Rate	Percent of Total Deposits	Average Amount	Rate	Percent of Total Deposits
Noninterest-bearing demand deposits	$628.3	—%	24.4%	$506.4	—%	23.2%
Interest-bearing demand deposits	828.1	0.23%	32.1%	696.4	0.28%	32.0%
Savings deposits	305.5	0.33%	11.8%	311.9	0.38%	14.3%
Time deposits	816.1	0.92%	31.7%	664.2	0.98%	30.5%
Total average deposits	$2,578.0	0.40%	100.0%	$2,178.9	0.44%	100.0%

Borrowings
Other borrowings increased by $102.5 million, or 51.0%, during the three months ended June 30, 2015, $115.7 million, or 61.6%, year over year, and $12.4 million, or 4.3% compared to December 31, 2014. The increase for each of these periods was primarily to fund growth in loans noted in the "Financial Condition" section above.

Subordinated debt increased by $74.0 million during the quarter and year over year due to the issuance of $74.0 million in subordinated notes, net of issuance costs, on May 29, 2015. The additional subordinated debt was issued to support general corporate purposes and potential future acquisitions.
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
Shareholders’ Equity
Shareholders’ equity was $285.9 million at June 30, 2015, and $265.0 million at December 31, 2014. The increase in shareholders’ equity during the first six months of 2015 was primarily attributable to net income earned, net of cash dividends paid on common stock.
At June 30, 2015, there were warrants outstanding with the ability to purchase 1,843,747 shares of our common stock. On May 28, 2015, the U.S. Treasury completed the sale and transfer of its warrant to purchase 2,679,774 share of our common stock in a private transaction with two unaffiliated third party investors. One investor received a warrant to purchase 1,346,873.41 shares of common stock and one investor received a warrant to purchase 1,346,873.42 shares of common stock. FSC did not receive any proceeds as a result of this transaction. During June 2015, one of the investors exercised 850,000 shares of its warrant through cashless exercises. Per the terms of the warrants, the investors can only exercise their warrants in cashless transactions.
On April 3, 2014, we filed a shelf registration with the SEC for up to $100 million of common stock, preferred stock, warrants, or debt securities, to be issued from time to time for general corporate purposes which may include funding its bank and non-bank subsidiaries, financing business expansion, or refinancing or extending the maturity of debt obligations and investments at the holding company level.
Capital Ratios
FSC is regulated by the Board of Governors of the Federal Reserve Board and is subject to the securities registration and public reporting regulations of the SEC. The Bank is regulated by the Federal Deposit Insurance Corporation ("FDIC") and the Georgia Department of Banking and Finance.
The Bank must comply with regulatory capital requirements established by the regulators. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. These capital standards require us to maintain minimum ratios of “Tier 1” capital to total risk-weighted assets and total capital to risk-weighted assets of 6.00% and 8.00%, respectively. Tier 1 capital is comprised of total shareholders’ equity calculated in accordance with generally accepted accounting principles, excluding accumulated other comprehensive income, less intangible assets and disallowed portions of our loan servicing rights, and total capital is comprised of Tier 1 capital plus certain adjustments, the largest of which is our qualifying subordinated debt, as well as the allowable portion of the allowance for loan losses. Risk-weighted assets refer to our on- and off-balance sheet exposures, adjusted for their related risk levels using formulas set forth in FDIC regulations.
In addition to the risk-based capital requirements described above, we are subject to a leverage capital requirement, which calls for a minimum ratio of Tier 1 capital to quarterly average total assets of 4.00%. The Bank is also subject to a Common Equity Tier 1 capital to total risk-weighted assets ratio of 4.5%. Common Equity Tier 1 Capital is comprised of Tier 1 capital less amounts attributable to qualifying non-cumulative perpetual preferred stock and minority interests in consolidated subsidiaries.
At June 30, 2015, the Bank’s capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents the Bank's capital ratios and the minimum regulatory requirements:

		Minimum Regulatory Requirement
	Fidelity Bank	Adequately Capitalized	Well Capitalized
Common equity Tier 1 risk-based capital ratio	9.34%	4.50%	6.50%
Tier 1 risk-based capital ratio	9.87%	6.00%	8.00%
Total risk-based capital ratio	13.50%	8.00%	10.00%
Leverage capital ratio	9.25%	4.00%	5.00%
FSC is not subject to the provisions of prompt corrective action. FSC had common equity Tier 1 risk-based capital ratio, Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage capital ratio of 8.96%, 10.46%, 13.71%, and 9.77%, respectively, at June 30, 2015.
Basel III
On April 25, 2014, the FDIC adopted as final the revised risk-based and leverage capital requirements for FDIC-supervised institutions, with no substantive changes, which were previously approved on July 9, 2013, as an interim final rule implementing the Basel Committee on Banking Supervision's (“BCBS”) capital guidelines for U.S. banks. The FDIC's rule is identical in substance to the final rules issued by the FRB. The phase-in period for the final rules began for the Company on January 1, 2015, with full compliance with all requirements phased in over a multi-year schedule ending in 2019. FSC and Bank's capital ratios presented above were calculated in accordance with the new rules using the current phase-in applicable for 2015.
    The rules include a minimum new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments.
Dividends
In July of 2015, we declared a cash dividend of $0.10 per share, payable on August 14, 2015, to holders of record as of August 3, 2015. In April of 2015, we declared a cash dividend of $0.10 per share.
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
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to claims and lawsuits arising in the course of normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of June 30, 2015, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our results of operations or financial condition.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
April 1-30, 2015	—	$—	—	$10,000,000
May 1-31, 2015	—	—	—	10,000,000
June 1-30, 2015	—	—	—	10,000,000
Total	—	$—	$—	$10,000,000

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

2(a)
Purchase and Assumption Agreement dated as of May 20, 2015 by and between Fidelity Bank and First Bank (incorporated by reference from Exhibit 2.1 to Fidelity Southern Corporation's Form 8-K filed May 21, 2015)

3(a)
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
4(b)
Tax Benefits Preservation Plan dated November 19, 2010 between Fidelity Southern Corporation and Mellon Investor Services LLC as Rights Agent (incorporated by reference from Exhibit 4.1 to Fidelity Southern Corporation’s Form 8-K filed November 23, 2010)

4(c)
Form of Global Note representing the Fixed/Floating Rate Subordinated Notes due 2030 of Fidelity Bank (incorporated by reference from Exhibit 4.1 to Fidelity Southern Corporation's Form 8-K filed June 3, 2015)

10(a)	Form of Note Purchase (incorporated by reference from Exhibit 4.1 to Fidelity Southern Corporation's Form 8-K filed June 3, 2015)
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Financial Statements submitted in XBRL format

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY SOUTHERN CORPORATION
(Registrant)
Date:	August 7, 2015	BY:	/s/ JAMES B. MILLER, JR.
James B. Miller, Jr.
Chief Executive Officer
Date:	August 7, 2015	BY:	/s/ STEPHEN H. BROLLY
Stephen H. Brolly
Chief Financial Officer