Form 10-Q
period 2015-09-30
FIDELITY SOUTHERN CORP
filed 2015-11-06
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 __________________________________________________________________
FORM 10-Q
 __________________________________________________________________
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
Commission file number 001-34981
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of October 31, 2015 (the most recent practicable date), the Registrant had outstanding 23,067,158 shares of Common Stock.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
Report on Form 10-Q
September 30, 2015

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
($ in thousands)	September 30, 2015	December 31, 2014
Assets
Cash and due from banks	$15,618	$13,246
Interest-bearing deposits with banks	71,755	58,359
Cash and cash equivalents	87,373	71,605
Investment securities available-for-sale	155,749	149,590
Investment securities held-to-maturity	12,816	7,349
Loans held-for-sale (includes loans at fair value of $218,308 and $181,424, respectively)	339,651	368,935
Loans (includes covered loans of $23,823 and $34,813, respectively)	2,641,814	2,253,306
Allowance for loan losses	(24,750)	(25,450)
Loans, net of allowance for loan losses	2,617,064	2,227,856
Premises and equipment, net	69,356	60,857
Other real estate, net (includes covered assets of $4,189 and $7,581, respectively)	14,707	22,564
Bank owned life insurance	66,008	59,553
Servicing rights, net	82,659	64,897
Other assets	54,082	51,929
Total assets	$3,499,465	$3,085,135
Liabilities
Deposits
Noninterest-bearing demand deposits	$722,771	$558,018
Interest-bearing deposits	2,189,267	1,900,004
Total deposits	2,912,038	2,458,022
Short-term borrowings	137,186	291,087
Subordinated debt, net	120,289	46,303
Other liabilities	34,666	24,772
Total liabilities	3,204,179	2,820,184
Shareholders’ equity
Preferred stock, no par value. Authorized 10,000,000; zero issued and outstanding	—	—
Common stock, no par value. Authorized 50,000,000; issued and outstanding 23,009,904 and 21,365,098, respectively	166,989	162,575
Accumulated other comprehensive income, net of tax	2,702	2,814
Retained earnings	125,595	99,562
Total shareholders’ equity	295,286	264,951
Total liabilities and shareholders’ equity	$3,499,465	$3,085,135
See accompanying notes to unaudited consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share data)	2015	2014	2015	2014
Interest income:
Loans, including fees	$28,462	$24,690	$80,133	$71,282
Investment securities:
Taxable interest income	1,030	1,165	3,158	3,455
Nontaxable interest income	78	18	255	221
Federal funds sold and bank deposits	27	18	53	76
Total interest income	29,597	25,891	83,599	75,034
Interest expense:
Deposits	2,866	2,282	8,041	7,098
Other borrowings	179	163	517	276
Subordinated debt	1,415	282	2,349	834
Total interest expense	4,460	2,727	10,907	8,208
Net interest income	25,137	23,164	72,692	66,826
Provision for loan losses	1,328	1,859	1,254	(25)
Net interest income after provision for loan losses	23,809	21,305	71,438	66,851
Noninterest income:
Service charges on deposit accounts	1,230	1,141	3,508	3,209
Other fees and charges	1,327	1,140	3,767	3,160
Mortgage banking activities	20,799	16,135	66,734	40,292
Indirect lending activities	4,037	6,303	15,047	14,610
SBA lending activities	1,494	1,479	3,788	3,682
Bank owned life insurance	496	313	1,488	1,369
Other	1,236	1,397	5,020	4,287
Total noninterest income	30,619	27,908	99,352	70,609
Noninterest expense:
Salaries and employee benefits	17,800	17,022	56,290	49,080
Commissions	7,270	5,363	21,224	14,443
Occupancy	4,270	3,467	11,206	9,477
Communication	1,083	963	3,133	2,829
Other	9,626	8,895	27,996	26,280
Total noninterest expense	40,049	35,710	119,849	102,109
Income before income tax expense	14,379	13,503	50,941	35,351
Income tax expense	5,162	4,701	18,583	12,528
Net income	$9,217	$8,802	$32,358	$22,823

Earnings per common share:
Basic	$0.41	$0.41	$1.48	$1.07
Diluted	$0.39	$0.38	$1.42	$0.97

Cash dividends declared per common share	$0.10	$0.09	$0.29	$0.21

Net income	$9,217	$8,802	$32,358	$22,823
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on available-for-sale securities, net of income taxes of $141, $(268), $(69) and $857, respectively	230	(437)	(112)	1,399
Other comprehensive income (loss), net of tax	230	(437)	(112)	1,399
Total comprehensive income	$9,447	$8,365	$32,246	$24,222
See accompanying notes to unaudited consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
(in thousands)
Cash flows from operating activities:
Net income	$32,358	$22,823
Adjustments to reconcile net income to net cash provided (used) in operating activities:
Provision for loan losses	1,254	(25)
Depreciation and amortization of premises and equipment	3,554	3,197
Other amortization, net	9,543	5,310
Impairment of other real estate	460	2,111
Impairment of servicing rights valuation	1,503	2,332
Share-based compensation	997	491
Gains on loan sales, including origination of servicing rights	(67,115)	(41,979)
Net gain on sales of other real estate	(2,776)	(2,485)
Net income on bank owned life insurance	(1,455)	(1,292)
Net change in fair value of loans held-for-sale	(1,841)	(1,224)
Originations of loans held-for-sale	(2,516,693)	(1,997,252)
Proceeds from sales of loans held-for-sale	2,580,851	1,902,367
Net payments received from FDIC under loss-share arrangements	668	5,028
Other assets	(4,065)	(10,018)
Other liabilities	9,376	563
Net cash provided (used) in operating activities	46,619	(110,053)
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(30,821)	(5,006)
Purchases of investment securities held-to-maturity	(2,993)	(4,334)
Purchases of FHLB stock	(8,070)	(10,575)
Maturities and calls of investment securities held-to-maturity	720	796
Maturities and calls of investment securities available-for-sale	23,295	19,860
Redemption of FHLB stock	11,488	10,564
Net proceeds from sale of loans	—	52,211
Net increase in loans	(353,068)	(245,120)
Proceeds from bank owned life insurance	—	868
Purchase of bank owned life insurance	(5,000)	—
Proceeds from sales of other real estate	14,240	14,443
Purchases of premises and equipment	(8,457)	(11,052)
Cash received in excess of cash paid for acquisitions	146,740	162,033
Net cash used in investing activities	(211,926)	(15,312)
Cash flows from financing activities:
Net increase in noninterest-bearing demand deposits	133,058	130,101
Net increase (decrease) in interest-bearing deposits	131,670	(44,119)
Net (decrease) increase in other short-term borrowings	(74,358)	2,169
Proceeds from FHLB advances	770,000	295,000
Repayments on FHLB advances	(850,000)	(280,000)
Issuance of subordinated debt	75,000	—
Payment of debt issuance costs	(1,069)	—
Repurchase of common stock	(796)	(708)
Proceeds from the issuance of common stock	3,893	2,398
Common stock dividends paid	(6,323)	(4,470)
Net cash provided by financing activities	181,075	100,371
Net increase (decrease) in cash and cash equivalents	15,768	(24,994)
Cash and cash equivalents, beginning of period	71,605	116,559
Cash and cash equivalents, end of period	$87,373	$91,565

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
(in thousands)
Supplemental cash flow information and non-cash disclosures:
Cash paid during the period for:
Interest	$9,178	$8,363
Income taxes	$7,037	$3,639
Transfers of loans to other real estate	$4,067	$10,086
Acquisitions
Assets acquired	$43,230	$9,119
Liabilities assumed	$189,969	$170,994
Transfers from investment securities available-for-sale to investment securities held-to-maturity	$3,194	$—
See accompanying notes to unaudited consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(UNAUDITED)
1. Basis of Presentation, Summary of Significant Accounting Policies and Subsequent Business Combinations
The unaudited consolidated financial statements include the accounts of Fidelity Southern Corporation ("FSC" or "Fidelity") and its wholly-owned subsidiaries. FSC owns 100% of Fidelity Bank (the “Bank”) and LionMark Insurance Company, an insurance agency offering consumer credit related insurance products. FSC also owns three subsidiaries established to issue trust preferred securities, which are not consolidated for financial reporting purposes in accordance with current accounting guidance, as FSC is not the primary beneficiary. The “Company” or "our," as used herein, includes FSC and its subsidiaries, unless the context otherwise requires.
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
Operating results for the nine-month period ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and Annual Report to Shareholders for the year ended December 31, 2014.
The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in the 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There were no new accounting policies or changes to existing policies adopted in the first nine months of 2015, which had a significant effect on the results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.
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
In April 2015, the FASB issued ASU 2015-03 "Interest - Imputation Of Interest (Subtopic 835-30)." The amendments in this standard simplify the presentation of debt issuance costs by requiring that these costs be presented as a direct reduction of the related debt liability. The update does not change the recognition and measurement guidance for debt issuance costs. The amendments are effective for entities during annual reporting periods beginning after December 15, 2015, and interim periods therein and those requirements must be applied retrospectively. Early adoption is permitted. The Company early adopted this ASU as of June 30, 2015 on a retrospective basis. The adoption of this ASU resulted in an insignificant balance sheet reclassification of $90,000 between the amounts reported as other assets and subordinated debt as of December 31, 2014.
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
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." The amendments in this guidance indicate that entities should recognize revenue to reflect the transfers of goods or services to customers in an amount equal to the consideration the entity receives or expects to receive. The amendments will be effective for entities during annual reporting periods beginning after December 15, 2016, and interim reporting periods therein and those requirements should be applied retrospectively. Early adoption is not permitted. The Company is continuing to evaluate the impact of this ASU. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 by one year.
In August 2015, the FASB issued ASU 2015-15, "Imputation of Interest, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting." The FASB issued this ASU to incorporate into the Accounting Standards Codification (ASC) an SEC staff announcement that the SEC staff will not object to an entity presenting the cost of securing a revolving line of credit as an asset, regardless of whether a balance is outstanding. The announcement came in response to questions that arose after the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs." The standard, as issued, did not address revolving lines of credit, which may not have outstanding balances. An entity that repeatedly draws on a revolving credit facility and then repays the balance could present the cost as a deferred asset and reclassify all or a portion of it as a direct deduction from the liability whenever a balance is outstanding. However, the SEC staff’s announcement provides a less-cumbersome alternative. Either way, the cost should be amortized over the term of the arrangement. This ASU was effective upon announcement by the SEC staff on June 18, 2015, and the adoption of this ASU did not have a significant impact on the Company's Consolidated Financial Statements.
In August 2015, the FASB issued ASU 2015-16, "Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments." The new guidance eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date. The guidance is effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2015. The Company will implement this ASU as of December 31, 2015. The adoption of this ASU is not expected to have a significant impact on the Company's Consolidated Financial Statements.
Other accounting standards that have been issued by the FASB or other standard-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.
Contingencies
Due to the nature of their activities, the Company and its subsidiaries are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of September 30, 2015. While it is difficult to predict or determine the outcome of these proceedings, it is the opinion of management, after consultation with its legal counsel, that there is not a reasonable possibility that the ultimate liabilities, if any, would have a material adverse impact on the Company’s consolidated results of operations, financial position, or cash flows.
Subsequent Business Combinations
On October 26, 2015, the Company entered into an Agreement and Plan of Merger with American Enterprise Bankshares, Inc. ("AEB"), the holding company for American Enterprise Bank of Florida, headquartered in Jacksonville, Florida. The Company will acquire all of the common stock of AEB in a stock transaction valued at approximately $27 million, based on the closing price of Fidelity common stock on October 23, 2015. Under the terms of the Merger Agreement, AEB will merge with and into the Company and American Enterprise Bank of Florida will merge with and into Fidelity Bank. As of September 30, 2015, AEB reported approximately $205 million in assets, $156 million in loans, and $177 million in deposits. The consummation of the transaction is subject to customary closing conditions, including receipt of all necessary regulatory approvals, and is expected to be completed in the first quarter of 2016.
On October 2, 2015, the Company acquired certain loans and deposits from The Bank of Georgia, headquartered in Peachtree City, Georgia, in a Purchase and Assumption agreement with the FDIC. Net cash proceeds of $41.3 million were received in the transaction, representing $280.0 million of deposit balances assumed at closing, net of amounts bid of approximately $142.3 million for loans, $75.9 million in liquid assets, $8.9 million for real and personal property, and $3.5 million for other assets acquired in the transaction and a 3.05% premium on deposits, which equates to $8.1 million.

2. Business Combinations
On September 11, 2015, the Company acquired certain loans and deposits from eight branches of First Bank, a Missouri bank, in the Sarasota-Bradenton, Florida area. Net cash of $116.0 million was received in the transaction, representing the deposit balances assumed at closing, net of amounts paid for real and personal property acquired of $3.6 million, $29.7 million for loans acquired in the transaction and a 1.0% premium on deposits. Customer deposit balances were recorded at $151.1 million, other assets of $243,000, core deposit intangible of $2.3 million was recognized, and $682,000 in other liabilities were recorded in the transaction. The amount allocated to goodwill was insignificant.
On January 5, 2015, the Company acquired certain loans and deposits from the St. Augustine, Florida branch of Florida Capital Bank, N.A. Net cash of $30.7 million was received in the transaction, representing the deposit balances assumed at closing, net of amounts paid of $6.8 million for loans acquired in the transaction and a 1.75% premium on deposits. Customer deposit balances of $38.2 million and core deposit intangible of $631,000 were recorded in the transaction. The amount allocated to goodwill was insignificant.
The effects of the acquired assets and liabilities have been included in the consolidated financial statements since their respective acquisition date. Pro forma results have not been disclosed as those amounts are not significant to the unaudited consolidated financial statements.

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
The following table summarizes the amortized cost and fair value of debt securities and the related gross unrealized gains and losses at September 30, 2015 and December 31, 2014.

	September 30, 2015
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other than Temporary Impairment	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$40,899	$1,079	$—	$—	$41,978
Municipal securities	11,551	564	—	—	12,115
Residential mortgage-backed securities	98,941	2,747	(32)	—	101,656
Total available-for-sale	$151,391	$4,390	$(32)	$—	$155,749

Investment securities held-to-maturity:
Municipal securities	$1,589	$—	$—	$—	$1,589
Residential mortgage-backed securities	7,017	263	(28)	—	7,252
Commercial mortgage-backed securities	4,210	—	—	—	4,210
Total held-to-maturity	$12,816	$263	$(28)	$—	$13,051

	December 31, 2014
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other than Temporary Impairment	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$25,717	$567	$—	$—	$26,284
Municipal securities	14,170	690	—	—	14,860
Residential mortgage-backed securities	105,165	3,299	(18)	—	108,446
Total available-for-sale	$145,052	$4,556	$(18)	$—	$149,590

Investment securities held-to-maturity:
Residential mortgage-backed securities	$3,072	$342	$—	$—	$3,414
Commercial mortgage-backed securities	4,277	—	—	—	4,277
Total held-to-maturity	$7,349	$342	$—	$—	$7,691
The Company held one and three investment securities available-for-sale that were in an unrealized loss position at September 30, 2015 and December 31, 2014, respectively, as well as three securities held-to-maturity that were in an unrealized loss position at September 30, 2015, and none at December 31, 2014. The following table reflects the gross unrealized losses and fair values of the investment securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2015
	12 Months or Less		More Than 12 Months
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$—	$—	$—	$—
Municipal securities	—	—	—	—
Residential mortgage-backed securities	3,860	(32)	—	—
Total available-for-sale	$3,860	$(32)	$—	$—

Investment securities held-to-maturity:
Residential mortgage-backed securities	$4,488	$(28)	$—	$—
Commercial mortgage-backed securities	—	—	—	—
Total held-to-maturity	$4,488	$(28)	$—	$—

	December 31, 2014
	12 Months or Less		More Than 12 Months
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$—	$—	$—	$—
Municipal securities	—	—	—	—
Residential mortgage-backed securities	4,971	(6)	3,195	(12)
Total available-for-sale	$4,971	$(6)	$3,195	$(12)

At September 30, 2015 and December 31, 2014, the unrealized losses on investment securities related to interest rate fluctuations. Management does not have the intent to sell the impaired securities and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost. Accordingly, as of September 30, 2015, management believes the impairment detailed in the table above is temporary and no other-than-temporary impairment loss has been recognized in the Company’s Consolidated Statements of Comprehensive Income.
The amortized cost and fair value of investment securities at September 30, 2015 and December 31, 2014 are categorized in the following table by contractual maturity. Securities not due at a single maturity (i.e., mortgage-backed securities) are shown separately.

	September 30, 2015		December 31, 2014
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises
Due after one year through five years	$28,638	$29,535	$—	$—
Due five years through ten years	12,261	12,443	24,713	25,210
Due after ten years	—	—	1,004	1,074
Municipal securities
Due within one year	—	—	817	819
Due after one year through five years	—	—	885	895
Due five years through ten years	3,398	3,574	688	727
Due after ten years	8,153	8,541	11,780	12,419
Residential mortgage-backed securities	98,941	101,656	105,165	108,446
Total available-for-sale	$151,391	$155,749	$145,052	$149,590

Investment securities held-to-maturity:
Municipal securities
Due after ten years	1,589	1,589	—	—
Residential mortgage-backed securities	7,017	7,252	3,072	3,414
Commercial mortgage-backed securities	4,210	4,210	4,277	4,277
Total held-to-maturity	$12,816	$13,051	$7,349	$7,691
There were no investment securities sold during the nine months ended September 30, 2015 or 2014.

The following table summarizes the investment securities that were pledged as collateral at September 30, 2015 and December 31, 2014.

(in thousands)	September 30, 2015	December 31, 2014
Public deposits	$89,904	$95,003
Securities sold under repurchase agreements	23,871	18,778
Total pledged securities	$113,775	$113,781

4. Loans Held-for-Sale
The following table summarizes loans held-for-sale at September 30, 2015 and December 31, 2014.

(in thousands)	September 30, 2015	December 31, 2014
Residential mortgage	$218,308	$181,424
SBA	11,343	12,511
Indirect automobile	110,000	175,000
Total loans held-for-sale	$339,651	$368,935
During the three and nine months ended September 30, 2015 and 2014 , the Company transferred $4.6 million and $2.8 million, respectively, to the held for investment residential mortgage portfolio.
The Company had $151.8 million and $141.1 million in residential mortgage loans held-for-sale pledged to the FHLB at September 30, 2015 and December 31, 2014, respectively.

5. Loans
Loans outstanding, by class, are summarized in the following table and include net unamortized costs of $32.6 million and $30.0 million at September 30, 2015 and December 31, 2014, respectively. Non-covered loans represent existing portfolio loans prior to the FDIC-assisted transactions, loans not covered under the Loss Share Agreements, and additional loans originated subsequent to the FDIC-assisted transactions.

	September 30, 2015		December 31, 2014
(in thousands)	Non-Covered	Covered	Non-Covered	Covered
Commercial	$565,615	$13,704	$502,938	$21,207
SBA	137,709	369	134,142	624
Construction	151,879	2,456	120,128	3,866
Indirect automobile	1,399,932	—	1,219,232	—
Installment	11,723	513	12,342	880
Residential mortgage	247,182	1,515	156,841	1,657
Home equity lines of credit	103,951	5,266	72,870	6,579
Total loans	$2,617,991	$23,823	$2,218,493	$34,813
Loans in nonaccrual status are presented by class of loans in the following table.

(in thousands)	September 30, 2015	December 31, 2014
Commercial	$11,372	$12,414
SBA	6,520	10,637
Construction	6,087	7,031
Indirect automobile	811	715
Installment	543	623
Residential mortgage	2,133	2,299
Home equity lines of credit	1,026	1,137
Total nonaccrual loans	$28,492	$34,856

If such nonaccrual loans had been on a full accrual basis, interest income on these loans for the the three months ended September 30, 2015 and 2014 would have been $497,000 and $535,000, respectively. For the the nine months ended September 30, 2015 and 2014 the interest income would have been $1.2 million and $1.3 million, respectively.
Accruing loans delinquent 30-89 days, 90 days or more, and troubled debt restructured loans ("TDRs") accruing interest, presented by class of loans at September 30, 2015 and December 31, 2014, were as follows:

	September 30, 2015			December 31, 2014
(in thousands)	Accruing Delinquent 30-89 Days	Accruing Delinquent 90 Days or More	TDRs Accruing	Accruing Delinquent 30-89 Days	Accruing Delinquent 90 Days or More	TDRs Accruing
Commercial	$665	$—	$9,167	$215	$—	$9,521
SBA	2,497	2,579	3,931	830	—	4,164
Construction	1,111	—	284	—	—	445
Indirect automobile	1,381	—	1,944	1,547	—	1,779
Installment	87	—	62	42	—	18
Residential mortgage	158	1,389	621	475	827	632
Home equity lines of credit	1,119	—	—	1,442	—	—
Total	$7,018	$3,968	$16,009	$4,551	$827	$16,559

TDR Loans
The following tables present loans, by class, which were modified as TDRs that occurred during the three and nine months ended September 30, 2015 and 2014, along with the type of modification.

	Troubled Debt Restructured During the Three Months Ended September 30, 2015		Troubled Debt Restructured During the Three Months Ended September 30, 2014
(in thousands)	Interest Rate	Term	Interest Rate	Term
Commercial	$—	$—	$—	$—
SBA	—	—	—	—
Construction	—	—	—	—
Indirect automobile	—	484	—	275
Installment	—	—	—	42
Residential mortgage	—	—	—	—
Home equity lines of credit	—	—	—	—
Total	$—	$484	$—	$317

	Troubled Debt Restructured During the Nine Months Ended September 30, 2015		Troubled Debt Restructured During the Nine Months Ended September 30, 2014
(in thousands)	Interest Rate	Term	Interest Rate	Term
Commercial	$—	$1,006	$—	$—
SBA	—	—	—	—
Construction	—	—	—	—
Indirect automobile	—	952	—	657
Installment	—	—	127	60
Residential mortgage	—	—	155	—
Home equity lines of credit	—	—	—	217
Total	$—	$1,958	$282	$934
The following tables present the amount of TDRs that were restructured in the previous twelve months and subsequently redefaulted during the three and nine months ended September 30, 2015 and 2014.

	Troubled Debt Restructured During the Last Twelve Months and Subsequently Redefaulting During the Three Months Ended September 30, (1)		Troubled Debt Restructured During the last Twelve Months and Subsequently Redefaulting During the Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Commercial	$—	$—	$—	$—
SBA	—	—	—	—
Construction	—	—	—	—
Indirect automobile	—	—	—	—
Installment	—	42	—	42
Residential mortgage	—	—	—	155
Home equity lines of credit	—	—	—	14
Total	$—	$42	$—	$211
(1) Subsequently redefaulting is defined as a payment default (i.e., 30 days contractually past due) within twelve months of restructuring date.
The Company had total TDRs with a balance of $23.4 million at September 30, 2015 and $21.3 million December 31, 2014. There were no commitments to lend any additional amounts to customers with outstanding loans that were classified as TDRs at September 30, 2015 or December 31, 2014.
There were $398.5 million and $318.5 million in loans pledged to the FHLB of Atlanta as collateral for borrowings at September 30, 2015 and December 31, 2014, respectively. Additionally, $318.3 million and $305.1 million in indirect automobile loans were pledged to the FRB at September 30, 2015 and December 31, 2014, respectively, as collateral for potential Discount Window borrowings.
Impaired Loans
The following tables present by class the unpaid principal balance, amortized cost and related allowance for impaired loans at September 30, 2015 and December 31, 2014.

	September 30, 2015			December 31, 2014
(in thousands)	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance
Impaired Loans with Allowance
Commercial	$8,809	$6,258	$1,753	$9,390	$7,527	$2,608
SBA	2,600	2,600	15	4,519	3,652	25
Construction	284	284	185	686	583	278
Indirect automobile	2,424	2,053	8	2,219	1,855	9
Installment	296	255	255	1,783	463	296
Residential mortgage	2,197	2,197	408	2,418	2,418	532
Home equity lines of credit	907	761	709	848	733	679
Loans	$17,517	$14,408	$3,333	$21,863	$17,231	$4,427

	September 30, 2015		December 31, 2014
(in thousands)	Unpaid Principal Balance	Recorded Investment(1)	Unpaid Principal Balance	Recorded Investment(1)
Impaired Loans with No Allowance
Commercial	17,969	15,304	18,776	16,316
SBA	15,236	11,314	13,618	12,578
Construction	8,190	6,087	9,009	6,893
Indirect automobile	—	—	—	—
Installment	1,489	193	59	47
Residential mortgage	2,544	2,544	1,921	1,921
Home equity lines of credit	—	—	143	133
Loans	45,428	35,442	43,526	37,888
(1)The primary difference between the unpaid principal balance and recorded investment represents charge offs previously taken; it excludes accrued interest receivable due to materiality
Average recorded investment of impaired loans and interest income recognized for the three and nine months ended September 30, 2015 and 2014, by class, are summarized in the table below. Interest income recognized during the periods on a cash basis was immaterial.

	Three Months Ended September 30,
	2015		2014
(in thousands)	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Commercial	$21,669	$88	$23,776	$91
SBA	13,855	25	22,477	837
Construction	6,534	5	7,894	5
Indirect automobile	1,872	78	1,981	42
Installment	451	15	502	25
Residential mortgage	4,383	4	3,222	19
Home equity lines of credit	765	4	932	9
Total	$49,529	$219	$60,784	$1,028

	Nine Months Ended September 30,
	2015		2014
(in thousands)	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Commercial	$22,099	$332	$22,758	$444
SBA	15,527	558	21,683	1,626
Construction	7,013	15	9,413	20
Indirect automobile	1,875	213	2,087	135
Installment	482	56	524	106
Residential mortgage	4,709	65	3,010	57
Home equity lines of credit	876	12	951	24
Total	$52,581	$1,251	$60,426	$2,412

Credit Quality Indicators
The Company uses an asset quality ratings system to assign a numeric indicator of the credit quality and level of existing credit risk inherent in a loan. These ratings are adjusted periodically as the Company becomes aware of changes in the credit quality of the underlying loans.
Indirect automobile loans typically receive a risk rating only when being downgraded to an adverse rating. The Company uses a number of factors, including FICO scoring, to help evaluate the likelihood consumer borrowers will pay their credit obligations as agreed. The weighted-average FICO score for the indirect automobile portfolio was 723 at September 30, 2015 and 741 at December 31, 2014.
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
•Loss – Loss assets are considered uncollectable and of such little value that their continuance as recorded assets is not warranted.
The following tables present the recorded investment in loans, by loan rating category, as of September 30, 2015 and December 31, 2014:

(in thousands)	September 30, 2015
Asset Rating	Commercial	SBA	Construction	Indirect Automobile	Installment	Residential Mortgage	Home Equity Lines of Credit	Total
Pass	$547,194	$118,990	$143,560	$—	$11,068	$243,405	$107,512	$1,171,729
Special Mention	6,343	7,736	2,221	—	172	186	162	16,820
Substandard	25,782	11,352	8,554	2,581	996	5,106	1,543	55,914
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
	579,319	138,078	154,335	2,581	12,236	248,697	109,217	1,244,463
Ungraded Performing	—	—	—	1,397,351	—	—	—	1,397,351
Total	$579,319	$138,078	$154,335	$1,399,932	$12,236	$248,697	$109,217	$2,641,814

(in thousands)	December 31, 2014
Asset Rating	Commercial	SBA	Construction	Indirect Automobile	Installment	Residential Mortgage	Home Equity Lines of Credit	Total
Pass	$479,032	$115,166	$113,309	$—	$11,449	$153,437	$77,689	$950,082
Special Mention	15,876	6,024	217	—	245	365	82	22,809
Substandard	29,237	13,576	10,468	2,880	1,528	4,696	1,678	64,063
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
	524,145	134,766	123,994	2,880	13,222	158,498	79,449	1,036,954
Ungraded Performing	—	—	—	1,216,352	—	—	—	1,216,352
Total	$524,145	$134,766	$123,994	$1,219,232	$13,222	$158,498	$79,449	$2,253,306

Purchased Credit Impaired ("PCI") Loans
The carrying amount of PCI loans at September 30, 2015 and December 31, 2014 was as follows.

(in thousands)	September 30, 2015	December 31, 2014
Commercial	$14,829	$23,005
Construction	2,456	3,866
Consumer	687	1,756
Mortgage	7,070	8,657
Total carrying amount	$25,042	$37,284
Total outstanding balance	$30,237	$42,679
Accretable yield, or income expected to be collected on PCI loans at September 30, 2015 and December 31, 2014, was as follows.

	For the Nine Months Ended September 30,	For the Year Ended December 31,
(in thousands)	2015	2014
Beginning balance	$1,649	$2,188
Accretion of income	(411)	(2,162)
Other activity, net	765	1,623
Ending balance	$2,003	$1,649

6. Allowance for Loan Losses
A summary of changes in the allowance for loan losses, by loan portfolio segment, for the three and nine months ended September 30, 2015 and 2014 follows.

	Three Months Ended September 30, 2015
(in thousands)	Commercial	Construction	Consumer	Mortgage	Covered	Acquired Non-covered	Unallocated	Total
Beginning balance	$10,744	$1,584	$6,067	$3,260	$230	$10	$1,530	$23,425
Charge-offs	—	—	(986)	(100)	(26)	—	—	(1,112)
Recoveries	111	291	382	2	12	1	—	799
Net (charge-offs)/ recoveries	111	291	(604)	(98)	(14)	1	—	(313)
Decrease in FDIC indemnification asset	—	—	—	—	310	—	—	310
Provision for loan losses(1)	(216)	(242)	1,560	559	75	3	(411)	1,328
Ending balance	$10,639	$1,633	$7,023	$3,721	$601	$14	$1,119	$24,750

	Three Months Ended September 30, 2014
(in thousands)	Commercial	Construction	Consumer	Mortgage	Covered	Acquired Non-covered	Unallocated	Total
Beginning balance	$15,426	$1,279	$5,639	$3,092	$1,856	$314	$1,306	$28,912
Charge-offs	(1,358)	—	(1,005)	(32)	(156)	(52)	—	(2,603)
Recoveries	21	41	391	28	79	—	—	560
Net (charge-offs)/ recoveries	(1,337)	41	(614)	(4)	(77)	(52)	—	(2,043)
Decrease in FDIC indemnification asset	—	—	—	—	(431)	—	—	(431)
Provision for loan losses(1)	1,623	(76)	587	91	(125)	(141)	(100)	1,859
Ending balance	$15,712	$1,244	$5,612	$3,179	$1,223	$121	$1,206	$28,297

	Nine Months Ended September 30, 2015
(in thousands)	Commercial	Construction	Consumer	Mortgage	Covered	Acquired Non-covered	Unallocated	Total
Beginning balance	$12,967	$1,486	$6,300	$3,251	$555	$160	$731	$25,450
Charge-offs	(923)	—	(3,092)	(100)	(151)	(34)	—	(4,300)
Recoveries	229	658	1,122	6	416	88	—	2,519
Net (charge-offs)/ recoveries	(694)	658	(1,970)	(94)	265	54	—	(1,781)
Decrease in FDIC indemnification asset	—	—	—	—	(173)	—	—	(173)
Provision for loan losses(1)	(1,634)	(511)	2,693	564	(46)	(200)	388	1,254
Ending balance	$10,639	$1,633	$7,023	$3,721	$601	$14	$1,119	$24,750

	Nine Months Ended September 30, 2014
(in thousands)	Commercial	Construction	Consumer	Mortgage	Covered	Acquired Non-covered	Unallocated	Total
Beginning balance	$17,348	$2,044	$6,410	$3,376	$3,331	$278	$897	$33,684
Charge-offs	(3,201)	(111)	(3,051)	(180)	(652)	(52)	—	(7,247)
Recoveries	33	1,818	1,071	58	288	16	—	3,284
Net (charge-offs)/ recoveries	(3,168)	1,707	(1,980)	(122)	(364)	(36)	—	(3,963)
Decrease in FDIC indemnification asset	—	—	—	—	(1,399)	—	—	(1,399)
Provision for loan losses(1)	1,532	(2,507)	1,182	(75)	(345)	(121)	309	(25)
Ending balance	$15,712	$1,244	$5,612	$3,179	$1,223	$121	$1,206	$28,297
(1) Net of benefit attributable to FDIC indemnification asset
The following tables present, by portfolio segment, the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans as of September 30, 2015 and December 31, 2014.

	September 30, 2015
(in thousands)	Commercial	Construction	Consumer	Mortgage	Acquired, Covered and Non-covered	Unallocated	Total
Individually evaluated for impairment	$1,768	$185	$263	$1,117	$—	$—	$3,333
Collectively evaluated for impairment	8,871	1,448	6,760	2,604	—	1,119	20,802
Acquired with deteriorated credit quality	—	—	—	—	615	—	615
Total allowance for loan losses	$10,639	$1,633	$7,023	$3,721	$615	$1,119	$24,750
Individually evaluated for impairment	$35,476	$6,371	$2,501	$5,502	$—	$—	$49,850
Collectively evaluated for impairment	667,092	145,508	1,408,980	345,342	—	—	2,566,922
Acquired with deteriorated credit quality	14,829	2,456	687	7,070	—	—	25,042
Total loans	$717,397	$154,335	$1,412,168	$357,914	$—	$—	$2,641,814

	December 31, 2014
(in thousands)	Commercial	Construction	Consumer	Mortgage	Acquired, Covered and Non-covered	Unallocated	Total
Individually evaluated for impairment	$2,633	$278	$305	$1,211	$—	$—	$4,427
Collectively evaluated for impairment	10,334	1,208	5,995	2,040	—	731	20,308
Acquired with deteriorated credit quality	—	—	—	—	715	—	715
Total allowance for loan losses	$12,967	$1,486	$6,300	$3,251	$715	$731	$25,450
Individually evaluated for impairment	$40,073	$7,476	$2,365	$5,205	$—	$—	$55,119
Collectively evaluated for impairment	595,833	112,652	1,228,333	224,085	—	—	2,160,903
Acquired with deteriorated credit quality	23,005	3,866	1,756	8,657	—	—	37,284
Total loans	$658,911	$123,994	$1,232,454	$237,947	$—	$—	$2,253,306

7. Other Real Estate
The following table segregates the ORE by type.

(in thousands)	September 30, 2015	December 31, 2014
Commercial	$8,389	$13,757
Residential	825	1,212
Lots	5,493	7,595
Total ORE, net	$14,707	$22,564
The following table summarizes the changes in ORE.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Beginning Balance	$16,070	$26,930	$22,564	$30,982
Transfers of loans to ORE	2,248	4,275	4,067	10,086
Sales	(3,556)	(3,695)	(11,464)	(11,958)
Write-downs	(55)	(511)	(460)	(2,111)
Ending Balance	$14,707	$26,999	$14,707	$26,999
Residential mortgage loans in the process of foreclosure were $414,000 and $407,000 at September 30, 2015 and December 31, 2014, respectively.

8. Subordinated Debt
Subordinated debt is summarized as follows.

($ in thousands)	September 30, 2015	December 31, 2014
Floating rate 30-year capital securities with interest adjusted and paid quarterly at three-month LIBOR plus 3.10%, with a rate at September 30, 2015 and December 31, 2014, of 3.43% and 3.35%, respectively	$15,464	$15,464
Floating rate 30-year capital securities with interest adjusted and paid quarterly at three-month LIBOR plus 1.89%, with a rate at September 30, 2015 and December 31, 2014, of 2.22% and 2.13%, respectively	10,310	10,310
Floating rate 30-year capital securities with interest adjusted and paid quarterly at three-month LIBOR plus 1.40%, with rate at September 30, 2015 and December 31, 2014, of 1.74% and 1.64%, respectively	20,619	20,619
Floating rate 15-year capital securities, with interest paid quarterly at an annual fixed rate of 5.875% until May 31, 2025	75,000	—
Principal amount of subordinated debt	$121,393	$46,393
Less debt issuance costs	1,104	90
Subordinated debt, net	$120,289	$46,303
All subordinated debt outstanding at September 30, 2015 matures after more than five years.
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
The fair value of mortgage loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics. The fair value measurements consider observable data that may include market trade pricing from brokers and investors and the mortgage-backed security markets. As such, the Company classifies these loans as Level 2.
The Company classifies IRLCs on residential mortgage loans held-for-sale, which are derivatives under ASC 815-10-15, on a gross basis within other assets or other liabilities. The fair value of these commitments, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on both the Company’s historical data and the current interest rate environment and reflect the Company’s best estimate of the likelihood that a commitment will ultimately result in a closed loan. The servicing value is also included in the fair value of IRLCs. Because these inputs are not transparent in market trades, IRLCs are considered to be Level 3 assets.

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
The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumption used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument. Because mortgage loans held-for-sale are sold within a few weeks of origination, they are unlikely to demonstrate any of the credit weaknesses discussed above and as a result, there were no credit related adjustments to fair value during the three and nine months ended September 30, 2015 and 2014.
The following tables present financial instruments measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014. There were no transfers between Level 1, 2, and 3 during the three and nine months ended September 30, 2015.

		Fair Value Measurements at September 30, 2015
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government sponsored enterprises	$41,978	$—	$41,978	$—
Municipal securities	12,115	—	12,115	—
Residential mortgage-backed securities	101,656	—	101,656	—
Mortgage loans held-for-sale	218,308	—	218,308	—
Other assets(1)	5,819	—	—	5,819
Other liabilities(1)	(2,644)	—	—	(2,644)

		Fair Value Measurements at December 31, 2014
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government sponsored enterprises	$26,284	$—	$26,284	$—
Municipal securities	14,860	—	14,860	—
Residential mortgage-backed securities	108,446	—	108,446	—
Mortgage loans held-for-sale	181,424	—	181,424	—
Other assets(1)	2,691	—	—	2,691
Other liabilities(1)	(1,341)	—	—	(1,341)
(1) Includes mortgage-related IRLCs and derivative financial instruments to hedge interest rate risk. IRLCs recorded on a gross basis
The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2015 and 2014. The changes in the fair value of economic hedges were recorded in noninterest income from mortgage banking activities in the Consolidated Statements of Comprehensive Income and are designed to partially offset the change in fair value of the financial instruments referenced in the following tables.

	As of or for the Three Months Ended September 30,
	2015		2014
(in thousands)	Other Assets(1)	Other Liabilities(1)	Other Assets(1)	Other Liabilities(1)
Beginning balance	$6,925	$(441)	$4,243	$(2,234)
Total gains (losses) included in earnings:
Issuances	5,819	(2,644)	2,483	(449)
Settlements and closed loans	(6,781)	441	(3,986)	2,234
Expirations	(144)	—	(257)	—
Ending balance	$5,819	$(2,644)	$2,483	$(449)

	As of or for the Nine Months Ended September 30,
	2015		2014
(in thousands)	Other Assets(1)	Other Liabilities(1)	Other Assets(1)	Other Liabilities(1)
Beginning balance	$2,691	$(1,341)	$3,271	$(156)
Total gains (losses) included in earnings:
Issuances	22,170	(7,687)	10,049	(2,800)
Settlements and closed loans	(18,472)	6,384	(10,487)	2,497
Expirations	(570)	—	(350)	10
Ending balance	$5,819	$(2,644)	$2,483	$(449)
(1)Includes mortgage-related IRLCs and derivative financial instruments entered to hedge interest rate risk
The following tables present financial assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy at September 30, 2015 and December 31, 2014.

		Fair Value Measurements at September 30, 2015
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$8,637	$—	$—	$8,637
ORE	2,414	—	—	2,414
Residential mortgage servicing rights	40,344	—	—	40,344
SBA servicing rights	4,609	—	—	4,609

		Fair Value Measurements at December 31, 2014
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$19,885	$—	$—	$19,885
ORE	10,935	—	—	10,935
Residential mortgage servicing rights	30,304	—	—	30,304
SBA servicing rights	4,654	—	—	4,654

Quantitative Information about Level 3 Fair Value Measurements
The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities:

	Fair Value at
($ in thousands)	September 30, 2015	December 31, 2014	Valuation Technique	Unobservable Inputs	Range/Weighted Average at September 30, 2015	Range/Weighted Average at December 31, 2014
Nonrecurring:
Impaired loans	$8,637	$19,885	Discounted appraisals less estimated selling costs	Collateral discounts	0% - 30% 0.24%	0% - 30% 2.51%
				Estimated selling costs	0% - 10% 9.69%	0% - 10% 9.72%
Other real estate	2,414	10,935	Discounted appraisals less estimated selling costs	Estimated selling costs	0 - 10% 7.81%	0 - 10% 7.83%
Residential mortgage servicing rights	40,344	30,304	Discounted cash flows	Discount rate	9.50% - 12.25% 9.80%	9.50% - 12.25% 9.73%
				Prepayment speeds	8.02% - 16.48% 9.30%	7.63% - 19.96% 9.24%
SBA servicing rights	4,609	4,654	Discounted cash flows	Discount rate	13.12%	13.50%
				Prepayment speeds	9.89%	7.64%
Recurring:
IRLCs	5,171	2,448	Pricing model	Pull-through ratio	80.00%	77.00%
Forward commitments	(1,996)	(1,098)	Investor pricing	Pricing spreads	90.00% - 106.53% 103.59%	90.00% - 109.63% 103.77%
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
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held-for-sale for which the fair value option ("FVO") has been elected as of September 30, 2015 and December 31, 2014. There were two loans held-for-sale which totaled $105,000, with a fair value of $97,000, that were 90 days or more past due or in nonaccrual status at September 30, 2015. There were none at December 31, 2014.

(in thousands)	Aggregate Fair Value September 30, 2015	Aggregate Unpaid Principal Balance Under FVO at September 30, 2015	Fair Value Over Unpaid Principal
Residential mortgage loans held-for-sale	$218,308	$213,798	$4,510

(in thousands)	Aggregate Fair Value December 31, 2014	Aggregate Unpaid Principal Balance Under FVO at December 31, 2014	Fair Value Over Unpaid Principal
Residential mortgage loans held-for-sale	$181,424	$177,314	$4,110
The fair value gain (loss) related to mortgage banking activities for items measured at fair value pursuant to election of FVO was $2.3 million and $17,000 for the three and nine months ended September 30, 2015, respectively, and $(1.2) million and $2.9 million for the three and nine months ended September 30, 2014, respectively. These amounts exclude the fair value over unpaid principal on loans transferred to the held for investment portfolio.
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

		Fair Value Measurements at September 30, 2015
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial instruments (assets):
Cash and cash equivalents	$87,373	$87,373	$—	$—	$87,373
Investment securities available-for-sale	155,749	—	155,749	—	155,749
Investment securities held-to-maturity	12,816	—	13,051	—	13,051
Total loans, net(1)	2,956,715	—	218,308	2,597,133	2,815,441
Financial instruments (liabilities):
Noninterest-bearing demand deposits	722,771	—	—	722,771	722,771
Interest-bearing deposits	2,189,267	—	—	2,190,329	2,190,329
Other borrowings	137,186	—	137,186	—	137,186
Subordinated debt	120,289	—	116,496	—	116,496

		Fair Value Measurements at December 31, 2014
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial instruments (assets):
Cash and cash equivalents	$71,605	$71,605	$—	$—	$71,605
Investment securities available-for-sale	149,590	—	149,590	—	149,590
Investment securities held-to-maturity	7,349	—	3,414	4,277	7,691
Total loans, net(1)	2,596,791	—	181,424	2,303,388	2,484,812
Financial instruments (liabilities):
Noninterest-bearing demand deposits	558,018	—	—	558,018	558,018
Interest-bearing deposits	1,900,004	—	—	1,901,636	1,901,636
Other borrowings	291,087	—	291,087	—	291,087
Subordinated debt	46,303	—	47,142	—	47,142
(1) Includes $218,308 and $181,424 in residential mortgage loans held-for-sale at September 30, 2015 and December 31, 2014, respectively, for which the Company has elected FVO.
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

For off-balance sheet instruments, fair values are based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing for loan commitments and letters of credit. Fees related to these instruments were immaterial at September 30, 2015 and December 31, 2014, and the carrying amounts represent a reasonable approximation of their fair values. Loan commitments, letters and lines of credit, and similar obligations typically have variable interest rates and clauses that deny funding if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the foregoing schedule.
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
The following table presents the net position of securities sold under repurchase agreements.

	As of
(in thousands)	September 30, 2015	December 31, 2014
Securities sold under repurchase agreements (1)	$22,186	$14,087
Fair value of securities pledged	23,871	18,778
Net position of overnight repurchase agreements	$1,685	$4,691
(1) Included as part of Other borrowings on the Consolidated Balance Sheets
The following table summarizes the collateral type pledged for the securities sold under repurchase agreements presented above.

	As of
(in thousands)	September 30, 2015	December 31, 2014
Municipal securities	$8,292	$8,602
Obligations of U.S. Government sponsored enterprises	4,971	—
Residential mortgage-backed securities	10,608	10,176
Total fair value of securities pledged	$23,871	$18,778

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
10. Derivative Financial Instruments
(Losses) gains of $(3.3) million and $25,000 were recorded for the three months ended September 30, 2015 and 2014, respectively, and $1.8 million and $(1.1) million for the nine months ended September 30, 2015 and 2014, respectively, for all mortgage-related derivatives, and are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from mortgage banking activities. All derivative instruments are recognized on the consolidated balance sheets as other assets or other liabilities at fair value, which is the notional amount. The Company's derivative contracts are not subject to master netting arrangements.
The Company’s derivative positions as of September 30, 2015 and December 31, 2014 were as follows:

	Contract or Notional Amount
(in thousands)	September 30, 2015	December 31, 2014
Forward rate commitments	$444,324	$294,746
Interest rate lock commitments	239,997	139,288
Total derivatives contracts	$684,321	$434,034

11. Earnings Per Common Share
Earnings per common share were calculated as follows:

	Three Months Ended September 30,
(in thousands, except per share data)	2015	2014
Net income	$9,217	$8,802

Weighted average common shares outstanding - basic (1)	22,604	21,318
Effect of dilutive stock options and warrants (2)	958	2,145
Weighted average common shares outstanding – diluted	23,562	23,463

Earnings per common share:
Basic	$0.41	$0.41
Diluted	$0.39	$0.38

	Nine Months Ended September 30,
(in thousands, except per share data)	2015	2014
Net income	$32,358	$22,823

Weighted average common shares outstanding - basic (1)	21,818	21,302
Effect of dilutive stock options and warrants (2)	915	2,144
Weighted average common shares outstanding – diluted	22,733	23,446

Earnings per common share:
Basic	$1.48	$1.07
Diluted	$1.42	$0.97

(1) Weighted average number of common shares outstanding include participating securities related to unvested restricted stock awards, net of forfeitures during the period.
(2) Effect of dilutive stock options and warrants reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock.
For the three and nine months ended September 30, 2015 and 2014, there were 70,000 and 402,000 common stock options which were not included in the potentially dilutive stock options and warrants, respectively. These shares would have been included in the calculation of diluted earnings per common share, except that to do so would have an anti-dilutive impact on earnings per common share.
12. Certain Transfers of Financial Assets
Loan Recourse Liability
During the last four calendar years and so far in 2015, the Company has sold over 40,000 loans with a principal balance of approximately $9.7 billion. As seller, the Company has made various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance with origination criteria established by the purchasers. In the event of a breach of these representations and warranties, the Company is obligated to repurchase loans with identified defects and/or to indemnify the purchasers. Some of these conditions include underwriting errors or omissions, fraud or material misstatements, and invalid collateral values. The contractual obligation arises only when the breach of representations and warranties is discovered and repurchase/indemnification is demanded. Generally, the maximum amount the Company would be required to pay would be equal to the unpaid principal balance of such loans that are deemed to have defects that were sold to purchasers, plus accrued interest, return of the premium received at the time of the loan sale, and reimbursement of certain expenses. To date, the claims to the Company from the purchasers to be paid upon repurchase or paid because of indemnification have been insignificant. In addition, the Company’s loan sale contracts define a condition in which the borrower defaults during a short period of time as an early payment default (“EPD”). In the event of an EPD, the Company may be required to return the premium paid for the loan, pay certain administrative fees, and may be required to repurchase the loan or indemnify the purchaser unless an EPD waiver is obtained.
Management recognizes the potential risk from costs related to breaches of representations and warranties made in connection with residential loan sales and subsequent required repurchases, indemnifications, and EPD claims. As a result, the Company has established a liability to cover potential costs related to these events based on historical experience, adjusted for any risk factors not captured in the historical losses, current business volume, and known claims outstanding. The recourse liability totaled $1.4 million at September 30, 2015 and December 31, 2014 and management believes this amount is adequate for potential exposure related to loan sale indemnification, repurchase loans, and EPD claims. Management will continue to monitor the adequacy of the reserve level and may decide that further additions to the reserve are appropriate. However, there can be no assurance that the current balance of this reserve will prove sufficient to cover actual future losses.
It should be noted that the Company’s loan sale activity began to increase at a time when underwriting requirements were strengthened from prior years and limited documentation conventional loans (i.e., non-government insured) were no longer eligible for purchase in the secondary market. Accordingly, the population of conventional loans the Company has sold has been underwritten based on fully documented information. While this does not eliminate all risk of repurchase or indemnification costs, management believes it significantly mitigates that risk. Further, the Company has also received sale representation and warranty relief on a subset of sold loans which reduces potential future liability.
Servicing rights
The carrying value of the servicing assets is shown in the table below:

(in thousands)	September 30, 2015	December 31, 2014
Servicing rights
Residential mortgage	$71,366	$56,720
SBA	4,809	4,872
Indirect automobile	6,484	3,305
Total servicing rights	$82,659	$64,897
Residential Mortgage Loans
The Company typically sells first-lien residential mortgage loans to third party investors, primarily Fannie Mae, Ginnie Mae, and Freddie Mac. The Company retains the related mortgage servicing rights (“MSRs”) and receives servicing fees on certain of these loans. During the three months ended September 30, 2015 and 2014, the Company sold $657.3 million and $536.4 million in residential mortgage loans, respectively, with servicing retained. During the nine months ended September 30, 2015 and 2014, the Company sold $1.7 billion and $1.3 billion in residential mortgage loans, respectively, with servicing retained.
The net gain on loan sales, MSR impairment and amortization, and servicing fees are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from mortgage banking activities. During the three months ended September 30, 2015 and 2014, the Company recorded gains on sales of residential mortgage loans of $17.6 million and $12.1 million, respectively. During the nine months ended September 30, 2015 and 2014, the Company recorded gains on sales of residential mortgage loans of $54.4 million and $31.1 million, respectively. During the three months ended September 30, 2015 and 2014, the Company recorded servicing fees of $4.1 million and $3.2 million, respectively. During the nine months ended September 30, 2015 and 2014, the Company recorded servicing fees of $11.5 million and $9.2 million, respectively. The table below is an analysis of the activity in the Company’s MSRs and impairment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Residential mortgage servicing rights
Beginning carrying value, net	$67,120	$50,190	$56,720	$46,785
Additions	8,950	6,034	24,150	15,162
Amortization	(2,489)	(1,972)	(7,431)	(5,238)
Impairment, net	(2,215)	(156)	(2,073)	(2,613)
Ending carrying value, net	$71,366	$54,096	$71,366	$54,096

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Residential mortgage servicing impairment
Beginning balance	$6,310	$5,586	$6,452	$3,129
Additions	2,247	156	6,903	2,660
Recoveries	(32)	—	(4,830)	(47)
Ending balance	$8,525	$5,742	$8,525	$5,742

The fair value of MSRs, key metrics, and the sensitivity of the fair value to adverse changes in key economic assumptions are summarized below:

($ in thousands)	September 30, 2015	December 31, 2014
Residential Mortgage Servicing Rights
Fair Value	$74,447	$63,977
Composition of residential loans serviced for others:
Fixed-rate	99.24%	99.40%
Adjustable-rate	0.76%	0.60%
Total	100.00%	100.00%
Weighted average remaining term (years)	26.0	26.0
Prepayment speed	9.30%	9.24%
Decline in fair value due to a 10% adverse change	$(2,773)	$(2,424)
Decline in fair value due to a 20% adverse change	(5,381)	(4,680)
Weighted average discount rate	9.80%	9.73%
Decline in fair value due to a 10% adverse change	$(2,927)	$(2,516)
Decline in fair value due to a 20% adverse change	(5,655)	(4,848)
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
Information about the asset quality of residential mortgage loans serviced by the Company is shown in the table below.

	September 30, 2015			Net Charge-offs for the Nine Months Ended September 30, 2015
Residential mortgage loans serviced	Unpaid Principal Balance
		Delinquent (days)
(in thousands)		30 to 89	90+
Serviced for others	$6,393,874	$20,989	$2,916	$—
Held-for-sale	213,798	1,089	105	—
Held-for-investment	245,565	476	1,654	22
Total residential mortgage loans serviced	$6,853,237	$22,554	$4,675	$22
SBA Loans
The Company has executed certain transfers of SBA loans with third parties. These loans, which are typically partially guaranteed by the SBA or otherwise credit enhanced, are generally secured by business property such as real estate, inventory, equipment, and accounts receivable. During the three months ended September 30, 2015 and 2014, the Company sold $15.0 million and $17.0 million in SBA loans, respectively. During the nine months ended September 30, 2015 and 2014, the Company sold $39.2 million and $43.6 million in SBA loans, respectively.
The Company retains the loan servicing rights and receives servicing fees. The net gain on SBA loan sales, servicing rights impairment and amortization and servicing fees are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from SBA lending activities. During the three months ended September 30, 2015 and 2014, the Company recorded gains on sales of SBA loans of $916,000 and $960,000, respectively. During the nine months ended September 30, 2015 and 2014, the Company recorded gains on sales of SBA loans of $2.1 million and $2.2 million, respectively. During the three months ended September 30, 2015 and 2014, the Company recorded servicing fees of $579,000 and $520,000, respectively. During the nine months ended September 30, 2015 and 2014, the Company recorded servicing fees of $1.7 million and $1.4 million, respectively. The table below is an analysis of the activity in the Company’s SBA loan servicing rights and impairment.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
SBA loan servicing rights
Beginning carrying value, net	$4,653	$4,765	$4,872	$4,529
Additions	326	313	833	1,150
Amortization	(439)	(439)	(1,466)	(1,015)
Recovery, net	269	306	570	281
Ending carrying value, net	$4,809	$4,945	$4,809	$4,945

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
SBA servicing rights impairment
Beginning balance	$1,517	$2,243	$1,818	$2,218
Additions	—	—	—	91
Recoveries	(269)	(306)	(570)	(372)
Ending balance	$1,248	$1,937	$1,248	$1,937
The fair value of the SBA loan servicing rights, key metrics, and the sensitivity of the fair value to adverse changes in key economic assumptions are summarized below.

($ in thousands)	September 30, 2015	December 31, 2014
SBA loan servicing rights
Fair value	$4,859	$4,931
Composition of loans serviced for others:
Fixed-rate	0.05%	0.10%
Adjustable-rate	99.95%	99.90%
Total	100.00%	100.00%
Weighted average remaining term (years)	20.1	20.4
Prepayment speed	9.89%	7.64%
Decline in fair value due to a 10% adverse change	$(118)	$(98)
Decline in fair value due to a 20% adverse change	(233)	(193)
Weighted average discount rate	13.12%	13.50%
Decline in fair value due to a 10% adverse change	$(157)	$(175)
Decline in fair value due to a 20% adverse change	(306)	(340)
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
Information about the asset quality of SBA loans serviced by the Company is shown in the table below.

	September 30, 2015			Net Charge-offs for the Nine Months Ended September 30, 2015
SBA loans serviced	Unpaid Principal Balance
		Delinquent (days)
(in thousands)		30 to 89	90+
Serviced for others	$266,259	$2,849	$4,718	$40
Held-for-sale	11,343	—	—	—
Held-for-investment	124,775	—	3,709	74
Total SBA loans serviced	$402,377	$2,849	$8,427	$114
Indirect Automobile Loans
The Company purchases, on a nonrecourse basis, consumer installment contracts secured by new and used vehicles purchased by consumers from franchised motor vehicle dealers and select independent dealers. A portion of the indirect automobile loans originated is sold with servicing retained and the Company receives servicing fees. During the three months ended September 30, 2015 and 2014, the Company sold $142.1 million and $244.6 million in indirect automobile loans, respectively. During the nine months ended September 30, 2015 and 2014, the Company sold $539.7 million and $557.9 million in indirect automobile loans, respectively.
The gain on loan sales and servicing fees are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from indirect lending activities. During the three months ended September 30, 2015 and 2014, the Company recorded gains on sales of indirect automobile loans of $2.4 million and $5.0 million, respectively. During the nine months ended September 30, 2015 and 2014, the Company recorded gains on sales of indirect automobile loans of $10.3 million and $11.1 million, respectively. During the three months ended September 30, 2015 and 2014, the Company recorded servicing fees of $2.2 million and $1.6 million, respectively. During the nine months ended September 30, 2015 and 2014, the Company recorded servicing fees of $6.1 million and $4.2 million, respectively.The table below is an analysis of the activity in the Company’s indirect automobile loan servicing rights:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Indirect automobile loan servicing rights
Beginning carrying value	$5,841	$2,571	$3,305	$1,888
Additions	1,219	856	4,597	2,013
Amortization	(576)	(272)	(1,418)	(746)
Ending carrying value	$6,484	$3,155	$6,484	$3,155
The Company has not recorded impairment on its indirect automobile loan servicing rights. The fair value of the indirect automobile loan servicing rights, key metrics, and the sensitivity of the fair value to adverse changes in key economic assumptions are summarized below.

($ in thousands)	September 30, 2015	December 31, 2014
Indirect loan servicing rights
Fair value	$8,561	$6,550
Composition of loans serviced for others:
Fixed-rate	100.00%	100.00%
Adjustable-rate	—%	—%
Total	100.00%	100.00%
Weighted average remaining term (years)	5.0	5.1
Prepayment speed	17.81%	18.14%
Decline in fair value due to a 10% adverse change	$(214)	$(164)
Decline in fair value due to a 20% adverse change	(419)	(322)
Weighted average discount rate	6.49%	6.47%
Decline in fair value due to a 10% adverse change	$(80)	$(60)
Decline in fair value due to a 20% adverse change	(159)	(119)

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
Information about the asset quality of the indirect automobile loans serviced by the Company is shown in the table below.

	September 30, 2015			Net Charge-offs for the Nine Months Ended September 30, 2015
Indirect automobile loans serviced	Unpaid Principal Balance
		Delinquent (days)
(in thousands)		30 to 89	90+
Serviced for others	$1,117,721	$2,573	$1,103	$725
Held-for-sale	110,000	—	—	—
Held-for-investment	1,399,932	2,846	1,113	1,974
Total indirect automobile loans serviced	$2,627,653	$5,419	$2,216	$2,699

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis reviews important factors affecting our financial condition at September 30, 2015 compared to December 31, 2014, and compares the results of operations for the three and nine months ended September 30, 2015 and 2014. These comments should be read in conjunction with our consolidated financial statements and accompanying notes appearing in this report and the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2014. All percentage and dollar variances noted in the following analysis are calculated from the balances presented in the accompanying consolidated financial statements.
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

	As of or for the Three Months Ended			As of or for the Nine Months Ended
($ in thousands, except per share data)	September 30, 2015	June 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
INCOME STATEMENT DATA:
Interest income	$29,597	$27,516	$25,891	$83,599	$75,034
Interest expense	4,460	3,502	2,727	10,907	8,208
Net interest income	25,137	24,014	23,164	72,692	66,826
Provision for loan losses	1,328	(182)	1,859	1,254	(25)
Noninterest income	30,619	36,695	27,908	99,352	70,609
Noninterest expense	40,049	41,165	35,710	119,849	102,109
Net income	9,217	12,451	8,802	32,358	22,823
PERFORMANCE:
Earnings per common share - basic	$0.41	$0.58	$0.41	$1.48	$1.07
Earnings per common share - diluted	0.39	0.54	0.38	1.42	0.97
Book value per common share	$12.83	$12.90	$12.10	$12.83	$12.10
Tangible book value per common share	12.55	12.70	11.92	12.55	11.92
Cash dividends paid per common share	$0.10	$0.10	$0.09	$0.29	$0.21
Return on average assets	1.07%	1.55%	1.26%	1.33%	1.15%
Return on average shareholders' equity	12.69%	17.97%	13.79%	15.56%	12.46%
Net interest margin	3.16%	3.24%	3.56%	3.25%	3.67%
END OF PERIOD BALANCE SHEET SUMMARY:
Total assets	$3,499,465	$3,374,938	$2,861,569	$3,499,465	$2,861,569
Earning assets	3,237,110	3,118,065	2,652,462	3,237,110	2,652,462
Loans, excluding loans held-for-sale	2,641,814	2,411,143	2,073,803	2,641,814	2,073,803
Total loans	2,981,465	2,885,410	2,398,245	2,981,465	2,398,245
Total deposits	2,912,038	2,639,248	2,459,291	2,912,038	2,459,291
Shareholders' equity	295,286	285,946	258,163	295,286	258,163
Assets serviced for others	7,777,854	7,292,561	6,275,893	7,777,854	6,275,893
DAILY AVERAGE BALANCE SHEET SUMMARY:
Total assets	$3,423,373	$3,228,867	$2,797,766	$3,251,132	$2,646,238
Earning assets	3,176,957	2,980,741	2,593,380	3,013,603	2,449,236
Loans, excluding loans held-for-sale	2,516,582	2,361,146	2,045,464	2,392,970	1,955,314
Total loans	2,956,109	2,778,117	2,370,899	2,798,024	1,924,265
Total deposits	2,731,407	2,624,412	2,262,679	2,629,670	2,207,149
Shareholders' equity	288,220	277,961	253,211	277,993	244,899
Assets serviced for others	7,521,391	7,104,630	6,013,788	7,125,599	5,622,007
ASSET QUALITY RATIOS:
Net charge-offs/(recoveries), annualized to average loans	0.05%	(0.03)%	0.40%	0.10%	0.24%
Allowance to period-end loans	0.94%	0.97%	1.36%	0.94%	1.36%
Nonperforming assets to total loans, ORE and repossessions	1.86%	2.01%	3.08%	1.86%	3.08%
Allowance to nonperforming loans, ORE and repossessions	0.50x	0.48x	0.44x	0.50x	0.44x
SELECTED RATIOS:
Loans to total deposits	90.72%	91.36%	84.33%	90.72%	84.33%
Average total loans to average earning assets	93.05%	93.20%	91.08%	92.85%	78.57%
Noninterest income to revenue	50.85%	57.15%	51.87%	54.31%	48.48%
Leverage ratio	9.41%	9.77%	10.64%	9.41%	10.64%
Common equity tier 1 capital	8.82%	8.96%	N/A	8.82%	N/A
Tier 1 risk-based capital	10.25%	10.46%	11.84%	10.25%	11.84%
Total risk-based capital	13.40%	13.71%	12.99%	13.40%	12.99%
Average equity to average assets	8.42%	8.61%	9.05%	8.55%	9.25%

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
Our franchise primarily spans the metropolitan Atlanta market and Jacksonville, Orlando and Sarasota-Bradenton, Florida. In addition, we conduct lending activities in twelve southern states.
During 2015, we have continued to expand our footprint and customer base. Trust and wealth management began operations in July of 2014 and continues to grow. We expanded our mortgage lending activities into North and South Carolina in January 2015.
On January 5, 2015, we purchased loans and assumed $38.2 million of deposits from one branch of Florida Capital Bank, N.A. On September 11, 2015, we completed the purchase of $151.1 million in customer deposits and $29.7 million in loans and other assets of First Bank, a Missouri bank, that was previously announced in May 2015. On October 2, 2015, we acquired certain loans and deposits from The Bank of Georgia, located in Peachtree City, Georgia, as part of an FDIC assisted transaction, assuming $280.0 million in customer deposits and $142.3 million in loans.
On October 26, 2015, the Company entered into an Agreement and Plan of Merger with American Enterprise Bankshares, Inc. ("AEB"), the holding company for American Enterprise Bank of Florida, headquartered in Jacksonville, Florida. The Company will acquire all of the common stock of AEB in a stock transaction valued at approximately $27 million, based on the closing price of Fidelity common stock on October 23, 2015. Under the terms of the Merger Agreement, AEB will merge with and into the Company and American Enterprise Bank of Florida will merge with and into Fidelity Bank. As of September 30, 2015, AEB reported approximately $205 million in assets, $156 million in loans, and $177 million in deposits. The consummation of the transaction is subject to customary closing conditions, including receipt of all necessary regulatory approvals, and is expected to be completed in the first quarter of 2016.
Our lending activities and the total of our nonperforming assets are significantly influenced by the local economic environments in the markets we serve. This environment has supported our strategy to grow our consumer installment, mortgage and commercial loan portfolios. Our loan portfolio is well diversified among consumer, business, and real estate.
We continue to attract new customer relationships, and talented and experienced bankers to support our growth. The focus in 2015 continues to be on credit quality, revenue growth, expense controls, deposit growth and quality loan growth while maintaining adequate capital levels.
Financial Performance
We recorded net income for the three months ended September 30, 2015 of $9.2 million compared to $8.8 million for the same period in 2014, an increase of $415,000, or 4.7%. For the nine months ended September 30, 2015, we recorded net income of $32.4 million compared to $22.8 million for the same period in 2014, an increase of $9.5 million, or 41.8%. Basic and diluted earnings per common share for the three months ended September 30, 2015 were $0.41 and $0.39, respectively, compared to $0.41 and $0.38, respectively, for the same period last year. For the nine months ended September 30, 2015, the basic and diluted earnings per common share were $1.48 and $1.42, respectively, compared to $1.07 and $0.97 for the nine months ended September 30, 2014.
The year over year increase in three month net income was primarily the result of a $4.7 million, or 28.9%, increase in noninterest income from mortgage banking activities, a $2.0 million, or 8.5%, increase in net interest income, and a decrease of $531,000, or 28.6% in provision for loan losses, partially offset by an increase of $4.3 million, or 12.2%, in noninterest expenses, and an increase of $461,000, or 9.8%, in income tax expense.
The year over year increase in nine month net income was primarily the result of a $26.4 million, or 65.6%, increase in noninterest income from mortgage banking activities, and a $5.9 million, or 8.8%, increase in net interest income, partially offset by an increase of $1.3 million in the provision for loan losses as compared to a negative provision of $25,000 in 2014, an increase of $17.7 million, or 17.4%, in noninterest expenses, and an increase of $6.1 million, or 48.3%, in income tax expense.
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

Results of Operations
Net Interest Income
Interest Income

Interest income was $29.6 million and $83.6 million for the three and nine months ended September 30, 2015, respectively, an increase of $3.7 million and $8.6 million, or 14.3% and 11.4%, respectively, as compared to the same periods in 2014. The increase for both periods was primarily due to an increase in average loans of $585.2 million, or 24.7%, and $589.7 million, or 26.7%, respectively, mainly in the indirect and mortgage portfolios, partially offset by a decrease in the yield on loans of 31 and 48 basis points, respectively, as new loans, on average, were originated at lower yields over the previous twelve months.
On a linked-quarter basis, interest income increased by $2.1 million, primarily due to a $178.0 million increase in average loans.
Interest Expense
Interest expense was $4.5 million and $10.9 million for the three and nine months ended September 30, 2015, an increase of $1.7 million and $2.7 million, or 63.5% and 32.9%, respectively, as compared to the same periods in 2014. These increases occurred primarily due to an increase in average other borrowings of $49.2 million and $115.0 million for the three and nine months ended September 30, 2015, compared to the same periods in 2014, used to fund growth in average loans, as well as an increase in average subordinated debt due to the addition of $75.0 million in subordinated notes during the second quarter of 2015.
On a linked-quarter basis, interest expense increased by $958,000, or 27.4%, primarily due to the issuance of $75.0 million in subordinated notes during May 2015, resulting in a $47.1 million increase in average subordinated debt for the quarter.
Net Interest Margin
The net interest margin was 3.16% and 3.25% for the three and nine months ended September 30, 2015, compared to 3.56% and 3.67% for the same periods in 2014. The decrease was primarily attributable to a decrease in the yield on total loans as new loans were originated at lower yields in 2015. Although the net interest margin decreased year over year, net interest income rose to $25.2 million and $73.0 million for the three and nine months ended September 30, 2015, compared to $23.3 million and $67.0 million for the same periods in 2014. These increases were due primarily to an increase of 22.0% and 22.9% in interest earning assets for the three and nine months ended September 30, 2015 compared to the same periods in 2014.
On a linked-quarter basis, the net interest margin remained relatively consistent, with a change of 8 basis points for the quarter.

Average Balances, Interest and Yields (Unaudited)

	For the Three Months Ended
	September 30, 2015			September 30, 2014
($ in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans, net of unearned income(1)	$2,956,109	$28,509	3.83%	$2,370,899	$24,732	4.14%
Investment securities(1)	163,523	1,150	2.79%	177,811	1,237	2.76%
Federal Funds sold and interest bearing deposits.	45,265	27	0.24%	44,670	18	0.16%
Total interest-earning assets	3,164,897	29,686	3.72%	2,593,380	25,987	3.98%
Noninterest-earning assets:
Cash and due from banks	15,101			10,881
Allowance for loan losses	(23,830)			(28,570)
Premises and equipment, net	66,709			52,790
Other real estate	15,866			25,384
Other assets	184,630			143,901
Total assets	$3,423,373			$2,797,766

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand	$881,456	$548	0.25%	$712,121	$432	0.24%
Savings	308,503	266	0.34%	318,261	272	0.34%
Time deposits	864,472	2,052	0.94%	657,527	1,578	0.95%
Total interest-bearing deposits	2,054,431	2,866	0.55%	1,687,909	2,282	0.54%
Other borrowings	254,558	179	0.28%	205,377	163	0.31%
Subordinated debt	120,279	1,415	4.67%	46,297	282	2.42%
Total interest-bearing liabilities	2,429,268	4,460	0.73%	1,939,583	2,727	0.56%
Noninterest-bearing liabilities and shareholders' equity:
Demand deposits	676,976			574,763
Other liabilities	28,909			30,209
Shareholders' equity	288,220			253,211
Total liabilities and shareholders’ equity	$3,423,373			$2,797,766
Net interest income/spread		$25,226	2.99%		$23,260	3.42%
Net interest margin			3.16%			3.56%

(1)	Interest income includes the effect of taxable equivalent adjustment using a 35% tax rate

	For the Nine Months Ended
	September 30, 2015			September 30, 2014
($ in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans, net of unearned income(1)	$2,798,024	$80,270	3.84%	$2,208,317	$71,404	4.32%
Investment securities(1)	162,568	3,551	2.92%	177,169	3,741	2.82%
Fed funds sold and interest-bearing deposits	42,017	53	0.17%	57,061	76	0.18%
Total interest-earning assets	3,002,609	83,874	3.73%	2,442,547	75,221	4.12%
Noninterest-earning assets:
Cash and due from banks	14,996			13,991
Allowance for loan losses	(24,282)			(31,049)
Premises and equipment, net	63,191			50,028
Other real estate	18,786			26,759
Other assets	175,833			143,973
Total assets	$3,251,133			$2,646,249

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand deposits	$846,090	$1,495	0.24%	$701,740	$1,405	0.27%
Savings deposits	306,495	768	0.34%	314,025	862	0.37%
Time deposits	832,423	5,778	0.93%	661,931	4,831	0.98%
Total interest-bearing deposits	1,985,008	8,041	0.54%	1,677,696	7,098	0.57%
Other borrowings	236,213	517	0.29%	121,208	276	0.30%
Subordinated debt	80,193	2,349	3.92%	46,297	834	2.40%
Total interest-bearing liabilities	2,301,414	10,907	0.63%	1,845,201	8,208	0.59%
Noninterest-bearing liabilities and shareholders' equity:
Demand deposits	644,662			529,450
Other liabilities	27,064			26,697
Shareholders’ equity	277,993			244,901
Total liabilities and shareholders’ equity	$3,251,133			$2,646,249
Net interest income/spread		$72,967	3.10%		$67,013	3.53%
Net interest margin			3.25%			3.67%

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
The provision for loan losses for the the three and nine months ended September 30, 2015 was a provision expense of $1.3 million and $1.3 million, compared to a provision expense of $1.9 million and negative provision of $25,000 for the same periods in 2014. The decrease in provision expense of $531,000 for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 is mostly attributable to the decrease in net charge offs of $1.7 million for the three months ended September 30, 2015 compared to the same period in 2014. The year to date increase of $1.3 million as compared to the prior year was due to loan growth during 2015, partially offset by decreased negative provision in stable portfolios such as construction and commercial. Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio at September 30, 2015 (see “Asset Quality” table below).
At the date of acquisition, no allowance for loan losses was recorded on acquired loans, including the covered loans acquired under the loss share agreements with the FDIC and the loans acquired from Florida Capital and First Bank in 2015 because these loans were recorded at fair value; no loans purchased during the nine months ended September 30, 2015 were considered PCI loans. Fair value takes into consideration credit impairment and cash-flow uncertainty. Income is recognized on purchased loans with evidence of credit deterioration ("PCI loans") based on expected cash flows. On an ongoing basis, we re-evaluate the cash flows expected to be collected on the PCI loans based on updates of assumptions regarding default rates, loss severities, and other factors that are reflective of current market conditions and, based upon those evaluations, determine if additional provision expense is required for the PCI loans. We evaluate the recorded investment of the PCI loans by comparing the original Day 1 estimated losses to current estimated losses on at least a quarterly basis and recognize impairment or recovery. All other loans that are not PCI loans are accounted for based on the contractual cash flows with any credit loss incurred after the acquisition date recognized as part of the allowance for loan losses through provision expense.

The following schedule summarizes the changes in the allowance for loan losses for the periods indicated:

	As of or for the Nine Months Ended September 30,		Year Ended December 31,
($ in thousands)	2015	2014	2014
Balance at beginning of period	$25,450	$33,684	$33,684
Net (charge-offs)/recoveries:
Commercial	(694)	(3,168)	(5,407)
Construction	658	1,707	1,858
Consumer	(1,970)	(1,980)	(2,879)
Mortgage	(94)	(122)	(104)
Covered	265	(364)	(139)
Acquired, noncovered	54	(36)	(35)
Total net charge-offs	(1,781)	(3,963)	(6,706)
Decrease in FDIC indemnification asset	(173)	(1,399)	(2,059)
Provision for loan losses(1)	1,254	(25)	531
Balance at end of period	$24,750	$28,297	$25,450
Annualized ratio of net charge-offs to average loans	0.10%	0.24%	0.33%
Allowance for loan losses as a percentage of loans	0.94%	1.36%	1.13%
(1) Net of benefit attributable to FDIC loss share receivable

As the table above shows, net charge-offs for the nine months ended September 30, 2015 decreased $2.2 million, compared to the same period in 2014. The year over year decrease was primarily due to a decline in net charge-offs across all loan portfolio categories except acquired noncovered loans.

Noninterest Income
The categories of noninterest income, and the dollar and percentage change between periods, are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Service charges on deposit accounts	$1,230	$1,141	$89	7.8%	$3,508	$3,209	$299	9.3%
Other fees and charges	1,327	1,140	187	16.4	3,767	3,160	607	19.2
Mortgage banking activities	20,799	16,135	4,664	28.9	66,734	40,292	26,442	65.6
Indirect lending activities	4,037	6,303	(2,266)	(36.0)	15,047	14,610	437	3.0
SBA lending activities	1,494	1,479	15	1.0	3,788	3,682	106	2.9
Bank owned life insurance	496	313	183	58.5	1,488	1,369	119	8.7
Other	1,236	1,397	(161)	(11.5)	5,020	4,287	733	17.1
Total noninterest income	$30,619	$27,908	$2,711	9.7%	$99,352	$70,609	$28,743	40.7%
Noninterest income was $30.6 million and $99.4 million for the three and nine months ended September 30, 2015, an increase of $2.7 million and $28.7 million, or 9.7% and 40.7%, respectively, as compared to the same periods in 2014. The increases were primarily related to increases in noninterest income from mortgage banking activities, primarily due to increases in gains on the sale of mortgage loans.
Noninterest income from mortgage banking activities increased by $4.7 million and $26.4 million for the three and nine months ended September 30, 2015, respectively, as gains on mortgage loan sales were $5.5 million and $23.4 million higher, respectively, for the three and nine months ended September 30, 2015. Mortgage loan production for the three months ended September 30, 2015 increased $167.5 million, or 31.2%, to $703.6 million, as compared to the same period in 2014. Mortgage loan servicing revenue increased by $848,000 and $2.3 million to $4.1 million and $11.5 million for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014, as the mortgage servicing portfolio grew to $6.4 billion at September 30, 2015.

Noninterest income from indirect lending activities was $4.0 million and $15.0 million for the three and nine months ended September 30, 2015, a decrease of $2.3 million and increase of $437,000, respectively, as compared to the same periods in 2014. Gains on sales of indirect loans decreased by $2.6 million and $806,000 for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014, as demand for loan sales decreased as compared to the prior year. Indirect servicing revenue increased by $522,000 and $1.7 million for the three and nine months ended September 30, 2015 compared to the same periods in 2014, as the indirect servicing portfolio grew to $1.1 billion at September 30, 2015.
On a linked-quarter basis, noninterest income decreased by $6.1 million, or 16.6%, primarily due to decreases in income from mortgage banking activities of $3.8 million, indirect lending activities of $1.0 million, and other income of $1.5 million, primarily due to a decrease in the gain on sale of real estate owned of $1.0 million. This decrease in noninterest income from mortgage banking activities occurred primarily due to mortgage servicing rights impairment of $2.2 million at September 30, 2015 compared to a recovery of $2.6 million at June 30, 2015.
Noninterest Expense
The categories of noninterest expense, and the dollar and percentage change between periods, are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Salaries and employee benefits	$17,800	$17,022	$778	4.6%	$56,290	$49,080	$7,210	14.7%
Commissions	7,270	5,363	1,907	35.6	21,224	14,443	6,781	47.0
Occupancy, net	4,270	3,467	803	23.2	11,206	9,477	1,729	18.2
Communication	1,083	963	120	12.5	3,133	2,829	304	10.7
Other	9,626	8,895	731	8.2	27,996	26,280	1,716	6.5
Total noninterest expense	$40,049	$35,710	$4,339	12.2%	$119,849	$102,109	$17,740	17.4%
Noninterest expense was $40.0 million and $119.8 million for the three and nine months ended September 30, 2015, an increase of $4.3 million and $17.7 million, or 12.2% and 17.4%, respectively, as compared to the same periods in 2014.
During the quarter, Fidelity Bank continued its strategy of increasing its footprint across a larger geographic area, and increasing production as well. This expansion was the primary reason for increased noninterest expense in many areas. Salaries, benefits and commissions for the three and nine months increased $2.7 million and $14.0 million, or 12.0% and 22.0%, compared to the same periods in 2014. Occupancy expense for the three and nine months increased $803,000 and $1.7 million, or 23.2% and 18.2%, compared to the same periods in 2014. Other noninterest expense for the three and nine months ended September 30, 2015 increased by $731,000 and $1.7 million, or 8.2% and 6.5%, compared to the same periods in 2014.
On a linked-quarter basis, noninterest expense decreased by $1.1 million, or 2.7%, primarily due to a $2.4 million decrease in salaries, benefits and commissions, primarily due to decreased mortgage loan production, partially offset by an increase of $816,000 in occupancy costs and an increase of $479,000 in other expenses.
Income Tax Expense
Income tax expense was $5.2 million and $18.6 million for the three and nine months ended September 30, 2015, an increase of $461,000, or 9.8% and $6.1 million, or 48.3% as compared to the same periods in 2014.
The primary driver of the changes in expense between periods was an increase in the level of pre-tax income reported for each period. In addition, the effective tax rate increased between periods due to growth in income exceeding growth in permanent difference items projected for the year 2015 compared to 2014. The effective tax rate for the three and nine months ended September 30, 2015 was 35.90% and 36.48% as compared to 34.81% and 35.44% for the same periods in the prior year.
Financial Condition
Total assets at September 30, 2015 grew to $3.5 billion, an increase of $414.3 million, or 13.4%, compared to December 31, 2014. This increase is primarily attributable to an increase in loan production, mainly in indirect and mortgage loans held-for-investment. Continued strong auto sales and overall mortgage volume were the main drivers of the growth in indirect and mortgage loans.
The acquisition of eight branches in Florida in September 2015 from First Bank, a Missouri bank, increased the deposit base by $151.1 million and added loans of $29.7 million. The cash from the acquired deposits was used to decrease other borrowings, which decreased $166.3 million during the quarter.
Loans held-for-sale decreased as of September 30, 2015 by $29.3 million, or 7.9%, compared to December 31, 2014. This decrease is mostly attributable to a reduction in the indirect loan held-for-sale portfolio of $65.0 million, or 37.1%, due to lower demand for indirect loan sales to investors in 2015, partially offset by an increase in the residential mortgage loan held-for-sale portfolio of $36.9 million, or 20.3%.
In addition, total loans held for investment at September 30, 2015 increased by $388.5 million, or 17.2% compared to December 31, 2014. This growth occurred largely due to an increase in residential mortgage loans held for investment of $90.2 million, or 56.9%, compared to December 31, 2014 and an increase of $180.7 million, or 14.8% in indirect automobile loans. These increases are due to the continued impact of new product offerings within mortgage, new loan production offices and expansion into new markets.
Servicing rights showed steady growth as well, growing to $82.7 million at September 30, 2015, an increase of $17.8 million, or 27.4% compared to December 31, 2014.

Asset Quality
The following schedule summarizes our asset quality at September 30, 2015, December 31, 2014, and September 30, 2014:

($ in thousands)	September 30, 2015	December 31, 2014	September 30, 2014
NONPERFORMING ASSETS
Nonaccrual loans	$29,374	$34,856	$37,240
Loans past due 90 days or more and still accruing	3,968	827	—
Repossessions	1,435	1,183	1,210
Other real estate (ORE)	14,707	22,564	18,491
Nonperforming assets	$49,484	$59,430	$56,941
NONPERFORMING ASSET RATIOS
Loans 30-89 days past due	$7,018	$4,551	$2,885
Loans 30-89 days past due to loans	0.27%	0.20%	0.14%
Loans past due 90 days or more and still accruing to loans	0.15%	0.04%	—%
Nonperforming assets to loans, ORE, and repossessions	1.86%	2.66%	3.08%

ASSET QUALITY RATIOS
Classified Asset Ratio (1)	17.56%	21.49%	25.36%
Nonperforming loans as a % of loans	1.26%	1.58%	1.80%
ALL to nonperforming loans	74.23%	67.66%	63.80%
Net (recoveries)/charge-offs, annualized to average loans	0.05%	0.50%	0.40%
ALL as a % of loans	1.36%	1.13%	1.36%

CLASSIFIED ASSETS
Classified loans (2)	$47,906	$53,415	$61,161
ORE and repossessions	12,750	17,218	21,287
Total classified assets (3)	$60,656	$70,633	$82,448

(1) Classified asset ratio is defined as classified assets as a percentage of Tier 1 capital plus allowance for loan losses.
(2) Amount of SBA guarantee included	$3,970	$5,271	$7,590
(3) Classified assets include loans having a risk rating of substandard or worse, both accrual and nonaccrual, repossessions and ORE, net of loss share.
Loan Recourse Liability
During the last four calendar years and so far in 2015, the Company has sold over 40,000 loans with a principal balance of approximately $9.7 billion. As seller, the Company has made various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance with origination criteria established by the purchasers. In the event of a breach of these representations and warranties, the Company is obligated to repurchase loans with identified defects and/or to indemnify the purchasers. Some of these conditions include underwriting errors or omissions, fraud or material misstatements, and invalid collateral values. The contractual obligation arises only when the breach of representations and warranties is discovered and repurchase/indemnification is demanded. Generally, the maximum amount the Company would be required to pay would be equal to the unpaid principal balance of such loans that are deemed to have defects that were sold to purchasers, plus accrued interest, return of the premium received at the time of the loan sale, and reimbursement of certain expenses. To date, the claims to the Company from the purchasers to be paid upon repurchase or paid because of indemnification have been insignificant. In addition, the Company’s loan sale contracts define a condition in which the borrower defaults during a short period of time as an early payment default (“EPD”). In the event of an EPD, the Company may be required to return the premium paid for the loan, pay certain administrative fees, and may be required to repurchase the loan or indemnify the purchaser unless an EPD waiver is obtained.
Management recognizes the potential risk from costs related to breaches of representations and warranties made in connection with residential loan sales and subsequent required repurchases, indemnifications, and EPD claims. As a result, the Company has established a liability to cover potential costs related to these events based on historical experience, adjusted for any risk factors not captured in the historical losses, current business volume, and known claims outstanding. The recourse liability totaled $1.4 million at September 30, 2015 and December 31, 2014 and management believes this amount is adequate for potential exposure related to loan sale indemnification, repurchase loans, and EPD claims. Management will continue to monitor the adequacy of the reserve level and may decide that further additions to the reserve are appropriate. However, there can be no assurance that the current balance of this reserve will prove sufficient to cover actual future losses.
It should be noted that the Company’s loan sale activity began to increase at a time when underwriting requirements were strengthened from prior years and limited documentation conventional loans (i.e., non-government insured) were no longer eligible for purchase in the secondary market. Accordingly, the population of conventional loans the Company has sold has been underwritten based on fully documented information. While this does not eliminate all risk of repurchase or indemnification costs, management believes it significantly mitigates that risk. Further, the Company has also received sale representation and warranty relief on a subset of sold loans which reduces potential future liability.
Deposits
Total deposits at September 30, 2015, of $2.9 billion increased $454.0 million, or 18.5%, compared to December 31, 2014.
The net increase occurred primarily due to organic growth of $264.7 million, as well as the acquisition of deposits from eight branches in Florida during September 2015 of $151.1 million, and one branch in Florida during January 2015 of $38.2 million.
Time deposits increased by $125.3 million, or 15.9%, compared to December 31, 2014. The change occurred primarily due to $43.2 million in time deposits acquired during the third quarter of 2015 and a $20.2 million increase in brokered deposits generally used to fund loan growth. The remaining increase of $61.9 million is due to organic growth in time deposits.
Total deposits also increased $454.0 million, or 18.5%, compared to December 31, 2014. This increase is attributable to growth in interest-bearing demand and money market accounts of $167.8 million, or 21.3% as well as growth in time deposits of $125.3 million, or 15.9% compared to December 31, 2014. In addition, there was an increase in noninterest-bearing demand accounts of $164.8 million, or 29.5% compared to December 31, 2014. The increases were primarily the result of the same factors as mentioned above.
Quarter to date average core deposits, including noninterest-bearing demand deposits, grew by $289.0 million, or 18.3%, compared to December 31, 2014, particularly in commercial accounts and through the acquisition of branch deposits discussed above.
The following table summarizes average deposit composition and average rate paid for the periods presented.

	For the Three Months Ended
	September 30, 2015			June 30, 2015			September 30, 2014
($ in millions)	Average Amount	Rate	Percent of Total Deposits	Average Amount	Rate	Percent of Total Deposits	Average Amount	Rate	Percent of Total Deposits
Noninterest-bearing demand deposits	$677.0	—%	24.8%	$650.5	—%	24.8%	$574.8	—%	25.4%
Interest-bearing demand deposits	881.5	0.25%	32.3%	843.2	0.24%	32.1%	712.1	0.24%	31.5%
Savings deposits	308.5	0.34%	11.3%	301.6	0.33%	11.5%	318.3	0.34%	14.1%
Time deposits	864.5	0.94%	31.6%	829.1	0.94%	31.6%	657.5	0.95%	29.0%
Total average deposits	$2,731.5	0.42%	100.0%	$2,624.4	0.41%	100.0%	$2,262.7	0.40%	100.0%

	For the Nine Months Ended
	September 30, 2015			September 30, 2014
($ in millions)	Average Amount	Rate	Percent of Total Deposits	Average Amount	Rate	Percent of Total Deposits
Noninterest-bearing demand deposits	$644.7	—%	24.5%	$529.5	—%	24.0%
Interest-bearing demand deposits	846.1	0.24%	32.2%	701.7	0.27%	31.8%
Savings deposits	306.5	0.34%	11.6%	314.0	0.37%	14.2%
Time deposits	832.4	0.93%	31.7%	661.9	0.98%	30.0%
Total average deposits	$2,629.7	0.41%	100.0%	$2,207.1	0.43%	100.0%

Borrowings
Other borrowings decreased by $166.3 million, or 54.8%, and $153.9 million, or 52.9%, for the the three and nine months ended September 30, 2015. The decreases occurred primarily due to the cash received in the acquisition of First Bank deposits being used to pay off other borrowings.

Subordinated debt increased by $74.0 million since December 31, 2014 due to the issuance of $75 million in subordinated notes, net of issuance costs, during May 2015. The additional subordinated debt was issued to support general corporate purposes and potential future acquisitions.
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
Shareholders’ Equity
Shareholders’ equity was $295.3 million at September 30, 2015, and $265.0 million at December 31, 2014. The increase in shareholders’ equity during the first nine months of 2015 was primarily attributable to net income earned, net of cash dividends paid on common stock.
At September 30, 2015, there were warrants outstanding with the ability to purchase 1,000,000 shares of our common stock. On May 28, 2015, the U.S. Treasury completed the sale and transfer of its warrant to purchase 2,693,747 shares of our common stock in a private transaction with two unaffiliated third party investors. One investor received a warrant to purchase 1,346,873.41 shares of common stock and one investor received a warrant to purchase 1,346,873.42 shares of common stock. FSC did not receive any proceeds as a result of this transaction. During 2015, 1,693,747 shares of the warrants outstanding were exercised.
On April 3, 2014, we filed a shelf registration with the SEC for up to $100 million of common stock, preferred stock, warrants, or debt securities, to be issued from time to time for general corporate purposes which may include funding bank and non-bank subsidiaries, financing business expansion, or refinancing or extending the maturity of debt obligations and investments at the holding company level.
Capital Ratios
FSC is regulated by the Board of Governors of the Federal Reserve Board and is subject to the securities registration and public reporting regulations of the SEC. The Bank is regulated by the Federal Deposit Insurance Corporation ("FDIC") and the Georgia Department of Banking and Finance.
The Bank must comply with regulatory capital requirements established by the regulators. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-

balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. These capital standards require us to maintain minimum ratios of “Tier 1” capital to total risk-weighted assets and total capital to risk-weighted assets of 6.00% and 8.00%, respectively. Tier 1 capital is comprised of total shareholders’ equity calculated in accordance with generally accepted accounting principles, excluding accumulated other comprehensive income, less intangible assets and disallowed portions of our loan servicing rights, and total capital is comprised of Tier 1 capital plus certain adjustments, the largest of which is our qualifying subordinated debt, as well as the allowable portion of the allowance for loan losses. Risk-weighted assets refer to our on- and off-balance sheet exposures, adjusted for their related risk levels using formulas set forth in FDIC regulations.
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
At September 30, 2015, the Bank’s capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents the Bank's capital ratios and the minimum regulatory requirements:

		Minimum Regulatory Requirement
	Fidelity Bank	Adequately Capitalized	Well Capitalized
Common equity Tier 1 risk-based capital ratio	9.15%	4.50%	6.50%
Tier 1 risk-based capital ratio	9.66%	6.00%	8.00%
Total risk-based capital ratio	13.17%	8.00%	10.00%
Leverage capital ratio	8.91%	4.00%	5.00%
FSC is not subject to the provisions of prompt corrective action. FSC had common equity Tier 1 risk-based capital ratio, Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage capital ratio of 8.78%, 10.21%, 13.37%, and 9.41%, respectively, at September 30, 2015.
Basel III
On January 1, 2015, the Company began calculating its capital ratios in accordance with the final risk-based capital rules implementing the Basel Committee on Banking Supervision's (“BCBS”) capital guidelines for U.S. banks. Capital ratios for FSC and the Bank are being calculated using the current phase-in applicable for 2015. Full compliance with all requirements of the new capital guidelines will be phased in over a multi-year schedule ending in 2019.
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
Dividends
In October of 2015, we declared a cash dividend of $0.10 per share, payable on November 13, 2015, to holders of record as of November 3, 2015. In July of 2015, we declared a cash dividend of $0.10 per share. In April of 2015, we declared a cash dividend of $0.10 per share.
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
Market Risk
Our primary market risk exposure is credit risk and, to a lesser extent, interest rate risk and liquidity risk. We have little or no risk related to trading accounts, commodities, or foreign exchange.
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
Interest Rate Sensitivity
A form of interest rate sensitivity analysis referred to as equity at risk, is used to measure our interest rate risk by computing estimated changes in earnings and the net present value of our cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net present value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in the market risk sensitive instruments in the event of a sudden and sustained 100, 200, 300 and 400 basis point increase or decrease in market interest rates. In addition, management reviews the impact of various yield curve scenarios on earnings and cash flows.
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
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to claims and lawsuits arising in the course of normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of September 30, 2015, cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our results of operations or financial condition.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 1-31, 2015	—	$—	—	$10,000,000
August 1-31, 2015	—	—	—	10,000,000
September 1-30, 2015	—	—	—	10,000,000
Total	—	$—	$—	$10,000,000

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

2(a)
Agreement and Plan of Merger dated as of October 26, 2015 by and between Fidelity Southern Corporation and American Enterprise Bankshares, Inc. (incorporated by reference from Exhibit 2.1 to Fidelity Southern Corporation's Form 8-K filed October 27, 2015)

2(b)
Purchase and Assumption Agreement dated as of October 2, 2015 by and between Fidelity Bank and the Federal Deposit Insurance Corporation, receiver of The Bank of Georgia (incorporated by reference from Exhibit 2.1 to Fidelity Southern Corporation's Form 8-K filed October 6, 2015)

3(a)
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

FIDELITY SOUTHERN CORPORATION
(Registrant)
Date:	November 6, 2015	BY:	/s/ JAMES B. MILLER, JR.
James B. Miller, Jr.
Chief Executive Officer
Date:	November 6, 2015	BY:	/s/ STEPHEN H. BROLLY
Stephen H. Brolly
Chief Financial Officer