Form 10-K
period 2015-12-31
FIDELITY SOUTHERN CORP
filed 2016-03-11
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the registrant) as of June 30, 2015 (based on the price the Common Stock was last sold on June 30, 2015 on the NASDAQ Global Select Market System), was $319,099,889.
At March 7, 2016, there were 25,429,990 shares of Common Stock outstanding, without stated par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated by reference into Part III.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
Report on Form 10-K
December 31, 2015

(1) All or portions of this item are incorporated by reference to the Registrant's Definitive Proxy Statement for the 2016 Annual
Meeting of Shareholders.

PART I
Item 1.    Business
General
Fidelity Southern Corporation (“FSC” or “Fidelity”) is a bank holding company headquartered in Atlanta, Georgia. We conduct operations primarily through Fidelity Bank, a state chartered wholly-owned subsidiary bank (the “Bank”). The Bank was organized as a national banking corporation in 1973 and converted to a Georgia chartered state bank in 2003. LionMark Insurance Company ("LionMark") is a wholly-owned subsidiary of FSC and is an insurance agency offering consumer credit related insurance products. FSC also owns three subsidiaries established to issue trust preferred securities. The “Company,” “we,” or “our,” as used herein, includes FSC and its subsidiaries, unless the context otherwise requires.
FSC is a legal entity separate and distinct from the Bank. We coordinate the financial resources of the consolidated enterprise and thereby maintain financial, operational and administrative systems that allow centralized evaluation of subsidiary operations and coordination of selected policies and activities. FSC's operating revenues and net income are derived primarily from cash dividends received from the Bank. At December 31, 2015, we had total assets of $3.8 billion, total net loans of $3.3 billion, total deposits of $3.2 billion, and shareholders’ equity of $301.5 million. For more information about our business and recent material transactions, see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
This report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations relating to present or future trends or factors generally affecting the banking industry and specifically affecting our operations, markets and services. Without limiting the foregoing, the words “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “will,” “may,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon assumptions we believe are reasonable and may relate to, among other things, the difficult economic conditions and the economy’s impact on operating results, credit quality, liquidity, capital, the adequacy of the allowance for loan losses, changes in interest rates, and litigation results. These forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those projected for many reasons, including without limitation, changing events and trends that have influenced our assumptions.
These trends and events include: (1) risks associated with our loan portfolio, including difficulties in maintaining quality loan growth, greater loan losses than historic levels, the risk of an insufficient allowance for loan losses, expenses associated with managing nonperforming assets, our ability to maintain and service relationships with automobile dealers and indirect automobile loan purchasers, and our ability to profitably manage changes in our indirect automobile lending operations; (2) risks associated with global, general, and local economic and business conditions, including economic recession or depression, the pace, consistency, and extent of recovery of values and activity in the residential housing and commercial real estate markets of the Atlanta metropolitan area as well as the Savannah, Georgia; Birmingham, Alabama and eastern, central, and northern Florida markets; (3) expectations of and actual timing and amount of interest rate movements, including the slope and shape of the yield curve, which can have a significant impact on a financial services institution; (4) market and monetary fluctuations, including fluctuations in mortgage markets; (5) inflation or deflation; (6) risks associated with government regulation and programs, uncertainty with respect to future governmental economic and regulatory measures, new regulatory requirements imposed by the Consumer Financial Protection Bureau (“CFPB”), new regulatory requirements for residential mortgage loan services, and numerous legislative proposals to further regulate the financial services industry, the impact of and adverse changes in the governmental regulatory requirements affecting us, and changes in political, legislative and economic conditions; (7) the ability to maintain adequate liquidity and sources of liquidity; (8) our ability to maintain sufficient capital and to raise additional capital; (9) the accuracy and completeness of information from customers and our counterparties; (10) the effectiveness of our controls and procedures; (11) our ability to attract and retain skilled people; (12) greater competitive pressures among financial institutions in our market areas; (13) failure to achieve the revenue increases expected to result from our investments in our growth strategies, including our branch additions and in our transaction deposit, trust and lending businesses; (14) the volatility and trading volume of our common stock, and our ability to pay dividends; (15) the impact of dilution on our common stock; (16) risks related to acquisitions; (17) compliance with certain requirements under our loss share agreements with the Federal Deposit Insurance Corporation (“FDIC”); (18) risks associated with technological changes and the possibility of cyberfraud; (19) risks associated with adverse weather events in the geographic markets in which we operate; (20) our reliance on financial models and the accuracy of such financial models; and (21) our reliance on third party vendors.
This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included herein and are not intended to represent a complete list of all risks and uncertainties in our business. We assume no obligation to update or revise, whether as a result of new information, future events, or otherwise, any forward-looking statements that are made in our 2015 Annual Report or in any other statement, release, report, or filing from time to time. Investors are encouraged to read the risks discussed under “Item 1A.—Risk Factors.”

Market Area, Products and Services
We provide an array of financial products and services for business and retail customers primarily in the metropolitan Atlanta and Jacksonville, Orlando and Sarasota-Bradenton, Florida markets, and online at www.LionBank.com. Our customers are primarily individuals and small to medium-sized businesses. Mortgage loans, indirect automobile loans, and Small Business Administration (“SBA”) loans are provided throughout thirteen states.
We are primarily engaged in attracting deposits from individuals and businesses and using these deposits and borrowed funds to originate commercial, residential mortgage, construction and installment loans. We actively sell residential mortgage loans, SBA loans and indirect automobile loans, retaining servicing on a significant amount of the sales. Internet banking, including online bill pay and mobile deposit, and Internet cash management services are available to individuals and businesses. We also offer cash management services, remote deposit services and international trade services for businesses. The trust and asset management services focus on providing independent fiduciary and asset allocation investment management services to the customers of the Bank. Through our marketing partners, we offer merchant services for businesses and credit cards for both individuals and businesses.
We have grown our assets, deposits, and business internally by building on our lending products, expanding our deposit products and delivery capabilities, opening new branches, and hiring experienced bankers with existing customer relationships in our market areas. We do not generally purchase loan participations from any other financial institution.
We have also completed both FDIC-assisted and non FDIC-assisted transactions and continue to review other acquisition opportunities as they arise. We conduct due diligence activities in connection with these opportunities and as a result, discussions and, in some cases, negotiations, take place. Any resulting business combinations or series of business combinations could involve cash, debt or equity securities and may be material in terms of assets acquired or liabilities assumed.
Deposits
We offer a full range of deposit accounts and services to both individuals and businesses. We also utilize deposits from brokers as a funding source. As of December 31, 2015 and 2014, deposits consisted of:

	December 31, 2015		December 31, 2014
(in thousands)	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand deposits	$786,779	24.8%	$558,018	22.7%
Interest-bearing deposits:
Demand and money market	1,040,281	32.7%	788,373	32.1%
Savings deposits	362,793	11.4%	321,621	13.1%
Time deposits	855,218	26.9%	675,806	27.5%
Brokered deposits	134,440	4.2%	114,204	4.6%
Total deposits	$3,179,511	100.0%	$2,458,022	100.0%
During 2015, we continued a marketing program to increase the number and volume of our personal and business demand deposit accounts with the goals of building relationships with existing customers, adding new customers, increasing transaction accounts, and helping manage our cost of funds. We believe the marketing program was a contributing factor to the growth in our core deposits in 2015 in addition to the $455.7 million in deposits acquired during 2015.
Lending
Our primary lending activities include originating commercial loans to small and medium sized businesses, SBA loans, consumer installment loans (primarily indirect automobile loans), construction loans, and residential real estate loans. Commercial lending consists of the extension of credit for business purposes, primarily in the Atlanta metropolitan and northern Florida areas. We originate SBA loans primarily through our SBA loan production offices located in Georgia, Florida, North Carolina, and Texas. Indirect loans are originated in Georgia, Florida, North Carolina, South Carolina, Alabama, Arkansas, Mississippi, Virginia, Texas, Tennessee, Oklahoma, and Louisiana. We offer direct installment loans to consumers on both a secured and unsecured basis. Residential mortgage loans are offered in Georgia, Florida, Alabama, Tennessee, North Carolina, Virginia, Washington, D.C., Maryland and South Carolina. Residential construction loans to home builders and developers are originated primarily in the Atlanta, GA, Savannah, GA, Birmingham, AL, Jacksonville, FL, and Orlando, FL metropolitan areas.

The following table summarizes the carrying value of our total net loans outstanding by category as of December 31, 2015:

(in thousands)	Loans	Loans Held-for-Sale	Total Loans
Commercial (including SBA)	$839,284	$14,309	$853,593
Construction	177,033	—	177,033
Consumer	1,463,536	150,000	1,613,536
Mortgage	417,095	233,525	650,620
Total loans	$2,896,948	$397,834	$3,294,782
Certain of the following discussions are in part based on the Bank defined loan portfolios and may not conform to the above classifications.
Commercial and Industrial Lending
We originate commercial and industrial loans, which include certain SBA loans comprised of partially guaranteed loans and other credit enhanced loans that are generally secured by business property such as inventory, equipment and accounts receivable. All commercial loans are evaluated for the adequacy of repayment sources at the time of approval and are regularly reviewed for any deterioration in the ability of the borrower to repay the loan. In most instances, collateral is required to provide an additional source of repayment in the event of default by the borrower. The amount and type of the collateral varies from loan to loan depending on the purpose of the loan, the financial strength of the borrower, and the amount and terms of the loan. In addition, we almost always require personal guarantees on these loans.
Commercial Real Estate Lending
We engage in commercial real estate lending through direct originations. Our primary focus is on originating owner-occupied loans to finance real estate out of which an individual or company will operate their business. Non-owner occupied real estate loans for investment purposes are made on a selective basis and only where the borrowers or guarantors add substantial support to the credit. Loans where the sole source of repayment is derived from the project, or where the absence of the project’s success would significantly impact the ability of the borrower to service the debt, are avoided. We make commercial real estate loans to individuals and to small and medium sized businesses to provide loan diversification, to generate assets that are sensitive to fluctuations in interest rates, and to generate deposit and other relationships. Commercial real estate loans are generally prime-based floating-rate loans or shorter-term (one to five year) fixed-rate loans. At December 31, 2015, approximately 52% of our commercial real estate loans were owner occupied real estate loans. The remaining non-owner occupied loans were generally made to established commercial customers for purposes other than retail development.
We have a portfolio of SBA loans and SBA loans held-for-sale. These loans are primarily commercial real estate related, with a portion of each loan guaranteed by the SBA or with other credit enhancements provided by the government.
Indirect Automobile Lending
We purchase, on a nonrecourse basis, consumer installment contracts secured by new and used vehicles purchased by consumers from franchised motor vehicle dealers and selected independent dealers located throughout our lending footprint. A portion of our originated indirect automobile loans is sold with servicing retained. During 2015, we produced approximately $1.5 billion of indirect automobile loans, while profitably selling $651.4 million to third parties with servicing retained. At December 31, 2015, we were servicing $1.1 billion in indirect automobile loans we had sold, primarily to other financial institutions.
Consumer Lending
Through our retail branch network, we originate consumer loans including automobile loans, residential mortgage and home equity loans, and secured and unsecured personal loans.
Real Estate Construction Lending
We originate real estate construction loans that consist primarily of one-to-four family residential construction loans made to builders. Loan disbursements are closely monitored by management to ensure that funds are being used strictly for the purposes agreed upon in the loan covenants. We employ both internal staff and external inspectors to ensure that requests for loan disbursements are substantiated by regular inspections and reviews. Construction and development loans are similar to all residential loans in that borrowers are underwritten according to their adequacy of repayment sources at the time of approval. Unlike conventional residential lending, however, signs of deterioration in a construction loan or development loan customer’s ability to repay the loan are measured throughout the life of the loan and not only at origination or when the loan becomes past due. In most instances, loan amounts are limited to 80% of the appraised value upon completion of the construction project. We originate real estate construction loans primarily throughout the metropolitan areas of Atlanta, GA, Savannah, GA, Birmingham, AL, Jacksonville, FL and Orlando, FL.

Real Estate Mortgage Lending
Our residential mortgage lending focuses on one-to-four family properties. We offer Federal Housing Authority (“FHA”), Veterans Administration (“VA”), and conventional and non-conforming residential mortgage loans. We originate our residential mortgage banking loans primarily in the Southeast and Mid-Atlantic regions through 29 retail loan production offices. We also operate a wholesale lending office to support our purchase of loans from qualified brokers and correspondents. We are an approved originator and servicer for the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”), and an approved originator for loans insured by the Department of Housing and Urban Development (“HUD”) and the Government National Mortgage Association (“GNMA”).
We primarily sell originated residential mortgage loans and wholesale loans to investors, retaining servicing on a significant amount of the loans sold. The balance of mortgage loans held-for-sale fluctuates due to economic conditions, interest rates, the level of real estate activity, the amount of mortgage loans we retain, and seasonal factors. During 2015, we originated and sold to third parties approximately $2.5 billion in residential mortgage loans. At December 31, 2015, we were servicing $6.7 billion in residential mortgage loans we had sold to FNMA, FHLMC and GNMA. As a seller, we make certain standard representations and warranties with respect to the loans being transferred. To date, our repurchases of mortgage loans previously sold have been immaterial.
Trust and Asset Management
We began offering trust and asset management services in July 2014 including trust services and a family office division. The trust and asset management services focus on providing independent fiduciary and asset allocation investment management services to the customers of the Bank. We have grown the level of assets under management and plan to offer additional products and services in the future.
Significant Operating Policies
Lending Policy
The Board of Directors of the Bank has delegated lending authority to our management, which in turn delegates lending authority to our loan officers, each of whom is limited as to the amount of secured and unsecured loans he or she can make to a single borrower or related group of borrowers. As our lending relationships are important to our success, the Board of Directors of our Bank has established loan approval committees and written guidelines for lending activities. In particular, the Officers’ Credit Committee reviews all lending relationships with aggregate exposure exceeding $250,000. In addition, the Officers’ Credit Committee approves credit for commercial and residential construction loan relationships up to the lending limit of the Bank. Our policy on calculating total exposure to an entity or individual, or related group of entities or individuals is more encompassing than the method required under law and calls for the combining of all debt to all related entities, regardless of the presence of independent sources of repayment or other conditions that might otherwise allow a portion of debt to be excluded.
Our written guidelines for lending activities require, among other things, that:

•	secured loans be made to persons and companies who maintain depository relationships with us and who are well-established and have adequate net worth, collateral, and cash flow to support the loan;

•	unsecured loans be made to persons who maintain depository relationships with us and have significant financial strength;

•	real estate loans be secured by real property located primarily in our market area or primarily in the Southeast for SBA loans;

•	working capital loans be repaid out of conversion of assets or earnings of the commercial borrower and that such loans generally be secured by the assets of the commercial borrower; and

•	loan renewal requests be reviewed in the same manner as an application for a new loan.
Residential construction loans are made through the use of officer guidance lines, which are approved, when appropriate, by the Officers’ Credit Committee. These guidance lines are approved for established builders and developers with track records and adequate financial strength to support the credit being requested. Loans may be granted for speculative starts or for pre-sold residential property to specific purchasers.
Loan Review and Nonperforming Assets
The Credit Review Department reviews our loan portfolios to identify potential deficiencies and recommends appropriate corrective actions.The results of the reviews are presented to the Loan and Discount Committee on a monthly basis.
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
Asset Liability Management
The Asset Liability Committee (“ALCO”) manages the mix of and terms related to our assets and liabilities. ALCO monitors balance sheet growth, liquidity, and capital in order to reduce interest rate risk and maximize income. ALCO directs our overall acquisition and allocation of funds, loan sales, and reviews and sets rates on deposits, loans, and fees.
Investment Portfolio Policy
Our investment portfolio policy is designed to maximize income consistent with liquidity, risk tolerance, collateral needs, asset quality, regulatory constraints, and asset liability objectives. The policy is reviewed at least annually by the Board of Directors. The Board of Directors is provided information on a regular basis concerning significant purchases and sales of investment securities, including resulting gains or losses. They are also provided information related to average maturity, Federal taxable equivalent yield, and appreciation or depreciation by investment categories. The Board of Directors is responsible for the establishment, approval, implementation, and annual review of interest rate risk management strategies, comprehensive policies, procedures, and limits. Senior management is responsible for ensuring that board-approved strategies, policies, and procedures are appropriately executed through a robust interest rate risk measurement process and systems to assess exposures.
Supervision and Regulation
The following is a brief summary of our supervision and regulation as a financial institution and is not intended to be a complete discussion of all NASDAQ Global Select Stock Market (“NASDAQ”) registrants, state or federal rules, statutes and regulations affecting their operations, or that apply generally to business corporations or NASDAQ listed companies. Changes in the rules, statutes and regulations applicable to each entity can affect the operating environment in substantial and unpredictable ways.
As a financial institution, we operate under a regulatory framework. The framework outlines a regulatory environment applicable to financial holding companies, bank holding companies, and their subsidiaries. The regulatory framework under which we operate is intended primarily for the protection of depositors and the FDIC's Deposit Insurance Fund and not for the protection of our security holders and creditors. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the full text of such statutory and regulatory provisions.
General
The current regulatory environment for financial institutions includes substantial enforcement activity by the federal and state banking agencies, the U.S. Department of Justice, the Securities and Exchange (“SEC”), and other state and federal law enforcement agencies, reflecting an increase in activity over prior years. This environment entails significant increases in compliance requirements and associated costs.
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
As a state bank organized under Georgia law, the Bank is subject to the supervision of, and is regularly examined by, the Georgia Department of Banking and Finance (“GDBF”). We must also register with and file periodic information with the GDBF with respect to the financial condition, operations, management and intercompany relationships for Fidelity, the Bank, and related matters. The GDBF may also require other information as necessary to keep itself informed as to whether the provisions of Georgia law have been complied with, and the GDBF may examine Fidelity. The Florida Office of Financial Regulation (“FOFR”) does not examine or directly regulate out-of-state bank holding companies that have a branch located in the State of Florida. However, the Bank's Florida branches are subject to examination by the FOFR. The Bank is regularly examined by the FDIC. Both the FDIC and GDBF must grant prior approval of any merger, consolidation or other corporation reorganization involving the Bank.
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
TARP Capital Purchase Program
On October 14, 2008, the U.S. Department of the Treasury (“Treasury”) announced the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (the “Program”). The Program was intended to encourage U.S. financial institutions to build capital and thereby increase the flow of financing to businesses and consumers.
On December 19, 2008, as part of the Program, we entered into a Letter Agreement (“Letter Agreement”) and a Securities Purchase Agreement – Standard Terms with the Treasury, pursuant to which we agreed to issue and sell, and the Treasury agreed to purchase (1) 48,200 shares (the “Preferred Shares”) of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and (2) a ten-year warrant (the “Warrant”) to purchase up to 2,693,747 shares of our common stock at an exercise price of approximately $2.69 per share, adjusted for dividends, for an aggregate purchase price of $48.2 million in cash.
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
On June 10, 2013, we closed a $69.0 million public offering of our common stock. We used the net proceeds from this offering to redeem the $48.2 million in shares of Preferred Stock originally issued to the Treasury under TARP; and we redeemed two series of our trust preferred securities with an aggregate outstanding principal amount of $20.5 million.
On May 28, 2015, the U.S. Treasury sold its Warrant in a private transaction with two unaffiliated third-party investors.
During 2015, we received Warrant exercise notices for cash and cashless exercises, resulting in the issuance of 1,487,487 shares of common stock. 1,346,873.41 equivalent shares exercised during 2015 were cashless, resulting in the issuance of 1,140,614 shares of common stock. The cash exercise aggregated $931,354, resulting in the issuance of 346,873 shares of common stock. At December 31, 2015, one investor had a warrant to purchase 1,000,000 shares of our common stock. This warrant expires on December 18, 2018.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. The Dodd-Frank Act affects financial institutions in numerous ways, including the creation of a new Financial Stability Oversight Council responsible for monitoring and managing systemic risk, granting additional authority to the Federal Reserve to regulate certain types of non-bank financial companies, granting new authority to the FDIC as liquidator and receiver, abolishing the Office of Thrift Supervision, changing the manner in which insurance deposit assessments are made, requiring the regulators to modify capital standards, establishing the CFPB to regulate compliance with consumer laws and regulations, capping interchange fees which banks charge merchants for debit card transactions, and imposing additional requirements on mortgage lenders. The CFPB was granted the authority to take enforcement actions against banks and other financial services companies that fail to satisfy the standards imposed by it. There are many provisions in the Dodd-Frank Act mandating regulators to adopt new regulations and conduct studies upon which future regulation may be based.
A number of new regulations issued by the CFPB affecting the origination, administration, and servicing of mortgage loans became effective in January 2014. These new regulations contain various compliance requirements and standards which have increased our compliance costs and create new rights for consumers in the event of certain violations.
Some of the key Dodd-Frank Act provisions that affect public companies are as follows:

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

•
Item 402 of Regulation S-K was amended on October 19, 2015 to require companies, for the first fiscal year beginning on or after January 1, 2017, to disclose the ratio of the Chief Executive Officer's annual total compensation to the median annual total compensation of all other employees.

•	The SEC is authorized to adopt rules requiring public companies to make their proxy materials available to shareholders for nomination of their own candidates for election to the board of directors.

•
In October 2015, the CFPB adopted a final rule amending its Home Mortgage Disclosure Act regulations. The final rule, which will become generally effective on January 1, 2018, among other things (i) expands the regulation’s coverage to apply data collection and reporting requirements to all consumer loans and lines of credit secured by a dwelling and (ii) adds numerous new data collection requirements.

Recently, banking regulatory agencies have increasingly used a general consumer protection statute to address unethical or otherwise bad business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with the “unfair or deceptive acts or practices” (“UDAP”) law. However, the UDAP provisions were expanded under the Dodd-Frank Act to apply to “unfair, deceptive or abusive acts or practices,” supervision over which has been delegated to the CFPB.
Many of the provisions of the Dodd-Frank Act have delayed effective dates, and the legislation has required various federal agencies to promulgate numerous and extensive implementing regulations, some of which have not yet been issued in final form. The overall financial impact on us and our subsidiaries or the financial services industry due to the impact of these new requirements generally cannot be anticipated at this time.
FDIC Insurance Assessments
Deposits at our bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the GBDF. Our management is not aware of any practice, condition or violation that might lead to termination of the Bank's deposit insurance. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the DIF. The Dodd-Frank Act permanently raised the FDIC insurance coverage limit per depositor to $250,000.
On February 7, 2011, the FDIC approved a final rule implementing changes to the deposit insurance assessment system mandated by the Dodd-Frank Act. The base on which deposit insurance assessments are charged was revised from one based on domestic deposits to one based on assets. The assessment rate schedule was also revised to a range of 5 to 35 basis points annually, and fully adjusted rates will range from 2.5 to 45 basis points annually. There were no changes to the FDIC assessment formula or rates during 2015.
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
In 2015 and 2014, FSC paid $8.6 million and $6.4 million in cash dividends, respectively, on its common stock which were primarily funded by excess cash at the holding company. In 2015, the Bank paid dividends of $2.0 million to FSC. FSC also received dividends of $1.5 million in 2015 from its wholly-owned insurance subsidiary, LionMark. The Boards of Directors for the Bank, LionMark and FSC review whether to declare and pay dividends on a quarterly basis, in light of current regulatory limitations, earnings, capital requirements, and forecasts of future earnings.
Capital Adequacy
Basel III
In 2004, the Basel Committee on Banking Supervision (“BCBS”) published a new capital accord (“Basel II”) to replace Basel I. Basel II provided two approaches for setting capital standards for credit risk—an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in previous risk-based capital guidelines. Basel II also set capital requirements for operational risk and refined the existing capital requirements for market risk exposures.
In December 2010, the BCBS released its final framework for strengthening international capital and liquidity regulation, now officially identified by the BCBS as “Basel III.” Basel III, when fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.
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
On July 2, 2013, the Federal Reserve Bank of Atlanta (“FRB”) approved the final rules implementing the BCBS's Basel III capital guidelines (“final rules”) for U.S. banking organizations. Under the final rules, minimum requirements will increase for both the quantity and quality of capital we maintain. The rules include a new CET1 capital to risk-weighted assets ratio of 4.5% and a CET1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments.

On July 9, 2013, the FDIC approved, as an interim final rule, the Basel III regulatory capital requirements for U.S. banks, following the actions of the FRB. The FDIC's rule is identical in substance to the final rules issued by the FRB.
The Basel III final rules became effective for us on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule.
Prompt Corrective Action
In July 2013, the final rules implementing the BCBS's Basel III capital guidelines increased regulatory capital requirements of U.S. banking organizations in a manner that more closely reflected risk exposures, and brought the regulatory capital framework into compliance with Basel III. The final rules revise the level at which the Bank becomes subject to corrective action. The federal banking agencies have broad powers with which to require companies to take prompt corrective action to resolve problems of insured depository institutions that do not meet minimum capital requirements. The law establishes five capital categories for this purpose: (i) well-capitalized, (ii) adequately capitalized, (iii) undercapitalized, (iv) significantly undercapitalized, and (v) critically undercapitalized. The final rules amended the thresholds in the prompt corrective action framework to reflect the higher capital ratios required. Under the final rules, to be considered well-capitalized, an institution generally must have risk-based Total capital and Tier 1 capital ratios of at least 10% and 6%, respectively, and must not be subject to any order or written directive to meet and maintain a specific capital level for any capital measure. To be considered “adequately capitalized,” we are subject to minimum CET1, Tier 1 capital, and Total capital ratios of 4.5%, 6.0%, and 8.0%, respectively. While the prompt corrective action rules apply to banks and not bank holding companies, the FRB is authorized to take actions at the holding company level. Failure to meet applicable capital standards could subject the bank holding company or financial institution to a variety of enforcement remedies available to the federal regulatory authorities. These include limitations on the ability to pay dividends, the issuance by the regulatory authorities of a capital directive to increase capital, and the termination of deposit insurance by the FDIC.
To continue to conduct our business as currently conducted, we must maintain capital levels well above the minimum regulatory requirements. At December 31, 2015 and 2014, the Bank's capital ratios exceeded the well captialized and regulatory minimum ratios discussed above. The following table presents the Bank's capital ratios and the minimum regulatory requirements:

	Fidelity Bank		Minimum Regulatory Requirement
	December 31, 2015	December 31, 2014	Adequately Capitalized	Well Capitalized
Leverage capital ratio	8.35%	9.76%	4.00%	5.00%
Risk-Based capital:
Common Equity Tier 1	8.53%	N/A	4.50%	6.50%
Tier 1	8.99%	10.38%	6.00%	8.00%
Total	12.23%	11.69%	8.00%	10.00%
FSC's total risk-based capital ratio, CET1 risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage capital ratio were 12.40%, 8.20%, 9.50%, and 8.80% respectively at December 31, 2015. FSC's total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage capital ratio were 12.01%, 11.07%, and 10.40%, respectively at December 31, 2014.
Commercial Real Estate
In December 2006, the federal banking agencies, including the FDIC, issued final guidance on concentrations in commercial real estate lending (the “Guidance”), noting that increases in banks’ commercial real estate concentrations could create safety and soundness concerns in the event of a significant economic downturn. The Guidance mandated certain minimal risk management practices and categorized banks with defined levels of such concentrations as banks that may warrant elevated examiner scrutiny. The regulatory guideline defined a bank as having a concentration in commercial real estate if its portfolio of land, construction (both commercial and residential) and Acquisition and Development loans (“A&D loans”) exceeds 100% of the Bank’s total risk based capital. Our ratio of total Land, Construction A&D loans to total risk-based capital was 40% at December 31, 2014 and 50% at December 31, 2015. The regulatory guideline for all commercial real estate loans, except owner-occupied property, as a percentage of capital is a maximum of 300%. Our ratio of all commercial real estate loans, except owner-occupied property, as a percentage of capital, increased from 104% at December 31, 2014, to 130% at December 31, 2015, primarily due to The Bank of Georgia acquisition.
The Guidance does not formally prohibit a bank from exceeding either of these two thresholds. Rather, it defines the circumstances under which a bank will be declared to have a commercial real estate concentration. Further, the Guidance requires any banks with commercial real estate concentrations to have heightened and sophisticated risk management systems in place to adequately manage the increased levels of risk. Management believes that our credit processes, procedures and systems continue to meet the risk management standards required by the Guidance and we continue to maintain our commercial real estate loan portfolio at a level below the concentration thresholds. Regulatory authorities continue to emphasize the risks associated with CRE lending and focus on our implementation of the Guidance which could effectively limit future increases in the commercial real estate concentrations in our loan portfolios or require additional credit administration and management costs.

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
Future Legislation
Various legislation affecting financial institutions and the financial industry is from time to time introduced in Congress. Such legislation may change banking statutes and our operating environment in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or our results of operations. With the enactment of the Dodd-Frank Act and the creation of the CFPB, the nature and extent of future legislative and regulatory changes affecting financial institutions continues to be very unpredictable.
Competition
The banking business is highly competitive. We compete for traditional bank business with numerous other financial institutions in our primary market areas for residential construction and development loans, commercial loans, SBA loans, residential mortgages, and indirect automobile loans. We also compete for loans with insurance companies, regulated small loan companies, credit unions, and certain governmental agencies. We compete with independent brokerage and investment companies, as well as state and national banks and their affiliates and other financial companies for trust services. Many of the companies with whom we compete have greater financial resources.
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

Employees and Executive Officers
As of December 31, 2015, we had 1,242 full-time equivalent employees. We are not a party to any collective bargaining agreement and we believe that our employee relations are good. We offer our employees a variety of competitive benefit programs including a retirement plan and group health, life and other insurance programs. We also support training and educational programs designed to ensure that employees have the types and levels of skills needed to perform at their best in their current positions and to help them prepare for positions of increased responsibility.
Executive Officers of the Registrant
Our executive officers, their ages, their positions with FSC and the Bank at March 7, 2016, and the period during which they have served as executive officers, are as follows:

Name	Age	Since	Position
James B. Miller, Jr.	75	1979
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

H. Palmer Proctor, Jr.	48	1996
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

Stephen H. Brolly	53	2008
Principal Financial and Accounting Officer of Fidelity and Chief Financial Officer of Fidelity and Fidelity Bank since August 2008; Treasurer of Fidelity and Fidelity Bank from May 2006 through August 2008. Chief Financial Officer of LionMark Insurance Company since August 2008.

David Buchanan	58	1995
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
We also make available free of charge on our web sites http://www.FidelitySouthern.com or http://www.Lionbank.com, our Annual Report to Shareholders, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our current reports on Form 8-K and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not part of this Annual Report on Form 10-K.

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
Risks Related to our Business
A sizable portion of our loan portfolio is secured by real estate loans in the Atlanta metropolitan area and eastern, central, and northern Florida markets, and adverse changes in real estate market values in those areas may adversely affect our business.
Currently, our lending and other businesses are concentrated in the Atlanta metropolitan area and eastern, central, and northern Florida. As of December 31, 2015, commercial real estate, real estate mortgage, and construction loans, accounted for approximately 51.0% of our total loan portfolio. Unlike larger national or regional banks that are more geographically diversified, our success depends primarily on the general economic conditions of the specific local markets in which we operate. Conditions in these markets strongly affect our results of operations and financial condition. Real estate values and the demand for commercial and residential mortgages and construction loans are affected by, among other things, general and local economic conditions, changes in governmental regulation, monetary and fiscal policies, interest rates and weather. Declines in our markets could adversely affect the demand for new real estate loans, and the value and liquidity of the collateral securing our existing loans. Adverse conditions in our markets could also reduce our growth rate, impair our ability to collect loans, and generally unfavorably impact our financial condition and results of operations.
We earn a portion of our noninterest revenue through sales of residential mortgages in the secondary market. We are exposed to counterparty credit, market, repurchase and other risks associated with these activities.
Our noninterest revenue attributable to mortgage banking activities has grown in recent years. We are exposed to counterparty credit risk in the normal course of these sales activities as well as market risk when engaging in this activity that is greatly impacted by the amount of liquidity in the secondary markets and changes in interest rates. Additionally, we retain repurchase risk associated with sales of these loans that is related to our residential mortgage loan underwriting and closing practices. Increases in claims under these repurchase or make-whole demands could have a material impact on our ability to continue participating in these types of activities as well as materially impact our financial condition, results of operations, and cash flows.
The earnings of financial services companies are significantly affected by general business and economic conditions.
Our operations and profitability are impacted by general business and economic conditions in the U.S. and abroad. These conditions include recession, short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U.S. economy and the local economies in which we operate, all of which are beyond our control. A deterioration in economic conditions could result in an increase in loan delinquencies and nonperforming assets, decreases in loan collateral values and a decrease in demand for our products and services, among other things, any of which could have a material adverse impact on our financial condition and results of operations.
The Federal Reserve has implemented significant economic strategies that have impacted interest rates, inflation, asset values, and the shape of the yield curve, and currently is transitioning from many years of easing to what may be a new period of tightening.
In recent years, the Federal Reserve has implemented a series of domestic monetary initiatives. In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve's holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is unclear what effect, if any, the conclusion of the Federal Reserve's bond-buying program will have on the value of our investments. Additionally, in December 2015, the Federal Reserve raised the target federal funds rate after a prolonged period of no change. These developments, along with the U. S. government's credit and deficit concerns, the European sovereign debt crisis and the economic slowdown in China, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Other significant governmental monetary strategies could be implemented in the future which might impact interest rates. Federal Reserve strategies can, and often are intended to, affect the domestic money supply, inflation, interest rates, and the shape of the yield curve. Effects on the yield curve often are most pronounced at the short end of the curve, which is of particular importance to us and other banks. Among other things, easing strategies are intended to lower interest rates, flatten the yield curve, expand the money supply, and stimulate economic activity, while tightening strategies are intended to increase interest rates, steepen the yield curve, tighten the money supply, and restrain economic activity. Other things being equal, the current transition from easing to possible tightening should tend to diminish or reverse downward pressure on rates, and to diminish or eventually end the stimulus effect that low rates tend to have on the economy. Many external factors may interfere with the effects of these plans or cause them to be changed unexpectedly. Such factors include significant economic trends or events as well as significant international monetary policies and events. Risks associated with interest rates and the yield curve are discussed in this Item 1A under the caption “Fluctuations in interest rates could reduce our profitability and affect the value of our assets.” Such strategies also can affect the U.S. and world-wide financial systems in ways that may be difficult to predict.
Legislative and regulatory actions taken now or in the future may have a significant adverse effect on our operations.
Numerous changes have occurred in recent years in the regulation of the financial services industry as a result of specific developments in the industry and more generally, in the financial markets and the economy. The Dodd-Frank Act made a number of material changes in banking regulations. The full impact of these changes remains to be seen, which includes the impact of rulemaking and oversight by the CFPB. Our compliance costs have increased as a result of the various new regulations and we anticipate our compliance costs will continue to increase as a result of new regulations. Changes arising from implementation of the Dodd-Frank Act and any other new legislation may impact the profitability of our business activities, require that we raise additional capital or change certain of our business practices, require us to divest certain business lines, materially affect our business model or affect retention of key personnel, and could expose us to additional costs, including increased compliance costs. These changes may also require us to invest significant management attention and resources to make any necessary changes, and could therefore also adversely affect our business, financial condition, and results of operations.

Delays in our ability to foreclose on delinquent mortgage loans may negatively impact our business.
Because we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we are exposed to the risks inherent in the ownership of real estate. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to:

•	general or local economic conditions;

•	environmental cleanup liability;

•	fluctuations in fair market values;

•	interest rates;

•	real estate tax rates;

•	operating expenses of the mortgaged properties;

•	supply of and demand for rental units or properties;

•	ability to obtain and maintain adequate occupancy of the properties;

•	zoning laws;

•	governmental rules, regulations and fiscal policies; and

•	natural disasters.
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
Hurricanes, tropical storms and other adverse weather events could negatively affect our local economies or disrupt operations, which would have an adverse effect on our business or results of operations.
Currently, our lending and other businesses have a market presence in areas that may be susceptible to hurricanes, tropical storms and other adverse weather events. Such adverse weather events may disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. Such adverse weather events could also result in a decline in loan originations, a decline in value or destruction of properties securing our loans and/or an increase in payment delinquencies, foreclosures and loan losses. Our business results may be adversely affected by these and other negative effects of hurricanes, tropical storms or other adverse weather events.
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
Liquidity is essential to our businesses. Our liquidity could be adversely affected by an inability to raise funding in the debt or equity capital markets or an inability to access the secured lending markets. Factors that we cannot control, such as disruption of the financial markets or negative views about the financial services industry generally, could impair our ability to raise funding. In addition, our ability to raise funding could be impaired if lenders develop a negative perception of our financial prospects. Such negative perceptions could be developed if we suffer a decline in the level of our business activity or regulatory authorities take significant action against us, among other reasons. If we are unable to raise funding using the methods described above, we would likely need to finance or liquidate unencumbered assets to meet maturing liabilities. We may be unable to sell some of our assets, or we may have to sell assets at a discount from market value, either of which could adversely affect our results of operations, financial condition, and unencumbered assets.
Fluctuations in interest rates could reduce our profitability and affect the value of our assets.
Like other financial institutions, our earnings and cash flows are subject to interest rate risk. Approximately one-half of our income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. Over any defined period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice versa. In addition, the individual market interest rates underlying our loan and deposit products (e.g., prime versus competitive market deposit rates) may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, our earnings may be negatively affected. Also, the volume of nonperforming assets will negatively impact average yields if and as volume increases. In addition, loan volume and quality and deposit volume and mix can be affected by market interest rates. As a result of the sustained low interest rate environment, an increasing percentage of our deposits are comprised of money market accounts, short-term certificates of deposit and other deposits yielding no or very low rates of interest. Changes in levels of market interest rates, including the current rate environment, could materially adversely affect our net interest spread, asset quality, origination volume and overall profitability. Income could also be adversely affected if the interest rates paid on deposits and other borrowings increase quicker than the interest rates received on loans and other investments during periods of rising interest rates.
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
We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and have greater financial resources. Such competitors primarily include national, regional, and community banks within the markets in which we operate. Additionally, various out-of-state banks continue to enter the market area in which we currently operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services, as well as better pricing for those products and services. Our ability to compete successfully will depend on a number of factors, including, among other things:

•	our ability to build and maintain long-term customer relationships while ensuring high ethical standards and safe and sound banking practices;

•	the scope, relevance and pricing of products and services that we offer;

•	customer satisfaction with our products and services;

•	industry and general economic trends; and

•	our ability to keep pace with technological advances and to invest in new technology.
Increased competition could require us to increase the rates that we pay on deposits or lower the rates that we offer on loans, which could reduce our profitability. A weakening in our competitive position could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.

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
Changes in laws and regulations or failures to comply with such laws and regulations may adversely affect our financial condition and results of operations.
We are heavily regulated by federal and state authorities. This regulation is designed primarily to protect depositors, federal deposit insurance funds and the banking system as a whole, but not shareholders. Congress and state legislatures and federal and state regulatory authorities continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including interpretation and implementation of statutes, regulations or policies could affect us in substantial and unpredictable ways, including limiting the types of financial services and products we may offer or increasing the ability of non-banks to offer competing financial services and products. Any regulatory changes or scrutiny could increase or decrease the cost of doing business, limit or expand our permissible activities, or affect the competitive balance among banks, credit unions, savings and loan associations and other institutions. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition, and results of operations.
Federal and state regulators have the ability to impose or request that we consent to substantial sanctions, restrictions and requirements on our banking and nonbanking subsidiaries if they determine, upon examination or otherwise, violations of laws, rules or regulations with which we or our subsidiaries must comply, or weaknesses or failures with respect to general standards of safety and soundness. Such enforcement may be formal or informal and can include directors’ resolutions, memoranda of understanding, cease and desist or consent orders, civil money penalties and termination of deposit insurance and bank closures. Enforcement actions may be taken regardless of the capital level of the institution. Enforcement actions may require certain corrective steps (including staff additions or changes), impose limits on activities (such as lending, deposit taking, acquisitions or branching), prescribe lending parameters (such as loan types, volumes and terms) and require additional capital to be raised, any of which could adversely affect our financial condition and results of operations. Enforcement actions, including the imposition of monetary penalties, may have a material impact on our financial condition or results of operations, and damage to our reputation, and loss of our holding company status. In addition, compliance with any such action could distract management’s attention from our operations, cause us to incur significant expenses, restrict us from engaging in potentially profitable activities, and limit our ability to raise capital.
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
Like most banking organizations, we were required to apply the new Basel III capital rules beginning on January 1, 2015. In early July 2013, the Federal Reserve approved revisions to its capital adequacy guidelines and prompt corrective action rules that implemented the Basel III regulatory capital reforms in the U. S. As a result, Basel III will generally lead to higher capital requirements and more restrictive leverage and liquidity ratios than those requirements currently in place which will not be fully reflected in our capital ratios until the new rules are fully phased in. Compliance with these rules will impact our capital plans, affect returns on capital, and impose additional costs on us.

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
From time to time, we evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions. There is no assurance that any additional acquisitions will occur in the future. However, if we do acquire other banks, businesses, or branches, such future acquisitions would involve various risks, including the following:

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
Changes in national and local economic conditions could lead to higher losses in connection with assets acquired in our past FDIC-assisted transactions and any associated loss sharing agreements with the FDIC may not cover all of those losses.
In connection with our past FDIC-assisted transactions, we acquired portfolios of loans and ORE. Although we have marked down the loan portfolios and ORE we acquired, the non-impaired loans we acquired may become impaired or may further deteriorate in value, resulting in additional charge-offs to our loan portfolio and ORE losses. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, may increase the level of charge-offs that we make to our loan portfolio and ORE losses and consequently reduce our capital. The fluctuations are not predictable, cannot be controlled and may have a material adverse impact on business financial condition and results of operations even if other favorable events occur.
Our controls and procedures may fail or be circumvented.
Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to our controls and procedures could have a material adverse effect on our business, results of operations, and financial condition.
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
The information systems we use to operate our business may experience an interruption or breach in security.
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
Since 2013, a number of major U.S. corporations, particularly retailers, experienced data systems intrusions, mainly perpetrated at point of sale devices and reportedly resulting in the thefts of sensitive financial data of tens of millions of individuals. These intrusions affected cards issued and deposit accounts maintained by many banks, including the Bank. Although our systems were not breached in these intrusions, these events can cause us to take costly steps such as reissuing debit cards to avoid significant theft loss to the Bank and our customers. Other possible points of intrusion or disruption not within our control include Internet service providers, electronic mail portal providers, social media portals, distant-server (“cloud”) service providers, electronic data security providers, telecommunications companies, and smart phone manufacturers.
Our business is technology dependent, and an inability to invest in technological improvements may adversely affect our financial condition and results of operations.
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
From time to time, customers and others make claims and take legal action against us. Whether such customer claims and legal action are founded or unfounded, or if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services, as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.
Negative public opinion could damage our reputation and adversely impact business and revenues.
The risk to our business, earnings and capital from negative public opinion regarding our reputation, our competitors, and the financial institutions industry in general, is inherent in our business. In addition, negative public opinion of third parties with whom we have important relationships may adversely impact our reputation. Negative public opinion may result from our actual or alleged conduct in any number of activities, including lending practices, the failure of a product or service to meet our customers expectations or applicable regulatory requirements, corporate governance and acquisitions, or from actions taken by government regulators and community organizations in response to those activities. Actual or alleged conduct by one of our business lines may result in negative public opinion about our business lines. Negative public opinion may adversely affect our ability to keep and attract customers and employees and may expose us to litigation and regulatory action. Although we take steps to minimize reputation risk in dealing with our customers and communities, this risk will always be present given the nature of our business.
Risks Related to our Common Stock
Our common stock trading volume is less than that of other larger financial services companies.
Although our common stock is listed for trading on the NASDAQ Global Select Market, the trading volume in our common stock has historically been less than that of larger financial services companies. A public trading market having the desired characteristics of depth, liquidity, and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.
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
Provisions in our Bylaws may make it more difficult for another party to obtain control.
Our bylaws elect for the provisions of Article 11A of the Georgia Business Corporation Code (the “Business Combination Statute”) to apply to the Company. Our bylaws could make it more difficult for a third party to acquire control of us or could have the effect of discouraging a third party from attempting to acquire control of us. These provisions could make it more difficult for a third party to acquire us even if an acquisition might be at a price attractive to some of our shareholders.
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
There can be no assurance of whether or when we may pay dividends in the future. Future dividends, if any, will be declared and paid at the discretion of our board of directors and will depend on a number of factors. Our recent dividends have primarily been paid out of excess cash at the holding company. Historically, the principal source of funds used by us to pay cash dividends has been dividends received from the Bank. The Bank’s asset quality, earnings performance, liquidity and capital requirements will be taken into account in addition to our liquidity and capital requirements.
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
Our stock price may fluctuate significantly as a result of a variety of factors, many of which are beyond our control, including, among other things:

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

Item 1B. Unresolved Staff Comments
None

Item 2.    Properties
We deliver our products and services through a network of offices located in Southern states. At December 31, 2015, we owned 53 and leased 10 retail bank branches and we leased 31 loan production offices.
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

Item 3.    Legal Proceedings
We are a party to claims and lawsuits arising in the course of normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of December 31, 2015 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our results of operations or financial condition.

Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the NASDAQ Global Select Market under the symbol “LION.” As of March 7, 2016, there were approximately 1,300 shareholders of record. In addition, shares of approximately 3,500 beneficial owners of our common stock were held by brokers, dealers, and their nominees.
The following table sets forth the per share cash dividends declared and the high and low closing sale prices per share for our common stock for the calendar quarters indicated, as published by NASDAQ.

	High	Low	Cash Dividends Declared
2015
First quarter	$17.15	$14.80	$0.09
Second quarter	17.49	15.33	0.10
Third quarter	21.98	16.94	0.10
Fourth quarter	23.05	19.73	0.10
2014
First quarter	$16.57	$13.63	$0.04
Second quarter	14.44	12.80	0.08
Third quarter	14.88	12.98	0.09
Fourth quarter	16.36	13.55	0.09
A cash dividend of 12 cents per share was declared by the Board of Directors on January 21, 2016, paid on February 15, 2016, to holders of record as of February 4, 2016.
The Board of Directors reviews whether to declare and pay dividends on a quarterly basis, in light of current regulatory limitations, earnings, capital requirements, and forecasts of future earnings.
See Note 3 to the Consolidated Financial Statements for further discussion of the restrictions on our ability to pay dividends.

Issuer Purchases of Equity Securities
The following table presents information relating to our repurchase of shares of common stock in the fourth quarter of 2015.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2015	—	—	—	$10,000,000
November 1 - 30, 2015	—	—	—	10,000,000
December 1 - 31, 2015	—	—	—	10,000,000
Total	—	—	—	$10,000,000
The repurchase plan announced April 3, 2014, authorizing the repurchase of up to $10 million of our outstanding common stock, has no expiration date for the authorized share repurchases under this plan.
Sale of Unregistered Securities
We have not sold any unregistered securities during the period.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table presents information as of December 31, 2015, with respect to shares of our common stock that may be issued under our equity compensation plans. Our equity compensation plans consist of the stock options, restricted stock grants, and other awards as defined in the 2006 Equity Incentive Plan and the 401(k) tax qualified savings plan.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Shareholders(1)	451,999	$13.41	3,357,761
Equity Compensation Plans Not Approved by Shareholders(2)	—	—	—
Total	451,999	$13.41	3,357,761

(1) 2006 Equity Incentive Plan
(2) Excludes shares issued under the 401(k) Plan

Shareholder Return Performance Graph
The following graph compares the percentage change in the cumulative five-year shareholder return on our common stock (traded on the NASDAQ Global Select Market under the symbol “LION”) with the cumulative total return on the NASDAQ Composite Index, and the SNL Bank NASDAQ Index.
Fidelity Southern Corporation
The graph assumes that the value invested in our common stock and in each of the two indices was $100.00 on December 31, 2010, and all dividends were reinvested.

	Period Ended December 31,
Index	2010	2011	2012	2013	2014	2015
Fidelity Southern Corporation	$100.00	$88.24	$147.11	$264.20	$262.73	$371.70
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
SNL Bank NASDAQ	100.00	88.73	105.75	152.00	157.42	169.94

Item 6.    Selected Financial Data
The following table contains selected consolidated financial data. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 of this Annual Report on Form 10-K and the Consolidated Financial Statements and Notes included in Item 8 of this Annual Report on Form 10-K.

	Years Ended December 31,
($ in thousands, except per share data)	2015	2014	2013	2012	2011
INCOME STATEMENT DATA:
Interest income	$116,642	$101,667	$97,563	$97,570	$93,710
Interest expense	15,804	11,226	13,961	17,078	22,849
Net interest income	100,838	90,441	83,602	80,492	70,861
Provision for loan losses	4,351	531	5,440	13,420	20,325
Noninterest income	127,888	95,320	96,878	88,268	52,507
Securities (losses) gains, net	(329)	—	189	307	1,078
Noninterest expense	162,946	138,754	132,325	115,397	85,422
Net income	39,135	30,036	27,638	25,327	11,398
PERFORMANCE:
Earnings per common share - basic (1)	$1.77	$1.41	$1.35	$1.47	$0.60
Earnings per common share - diluted (1)	$1.64	$1.28	$1.21	$1.32	$0.54
Book value per common share (1)	$13.03	$12.40	$11.07	$9.57	$8.33
Tangible book value per common share	$12.66	$12.22	$10.96	$9.40	$8.17
Cash dividends paid per common share	$0.39	$0.30	$0.05	$—	$0.02
Return on average assets	1.16%	1.11%	1.09%	1.08%	0.55%
Return on average shareholders’ equity	13.85%	12.07%	12.20%	14.19%	7.43%
Net interest margin	3.24%	3.62%	3.58%	3.74%	3.67%
END OF PERIOD BALANCE SHEET SUMMARY:
Total assets	$3,849,063	$3,085,135	$2,564,053	$2,476,745	$2,234,200
Earning assets	3,491,642	2,848,618	2,357,273	2,285,460	2,073,969
Loans, excluding loans held-for-sale	2,896,948	2,253,306	1,893,037	1,777,031	1,623,871
Total loans	3,294,782	2,622,241	2,080,403	2,081,125	1,757,720
Total deposits	3,179,511	2,458,022	2,202,452	2,068,011	1,871,516
Shareholders’ equity	301,459	264,951	236,230	192,888	167,280
Assets serviced for others	8,033,478	6,562,506	5,108,684	3,150,846	1,706,279
DAILY AVERAGE BALANCE SHEET SUMMARY:
Total assets	$3,377,129	$2,715,657	$2,543,145	$2,344,605	$2,062,549
Earning assets	3,119,335	2,510,247	2,345,492	2,161,438	1,944,385
Loans, excluding loans held-for-sale	2,514,130	2,015,068	1,818,575	1,723,966	1,486,216
Total loans	2,895,847	2,284,245	2,109,575	1,931,714	1,611,825
Total deposits	2,759,836	2,259,825	2,103,465	1,933,473	1,499,451
Shareholders’ equity	282,581	248,783	226,457	178,517	153,312
ASSET QUALITY RATIOS:
Net charge-offs to average loans	0.12%	0.33%	0.38%	0.60%	1.38%
Allowance to period-end loans	0.91%	1.13%	1.78%	1.91%	1.72%
Allowance to period-end loans, excluding acquired loans	0.97%	1.15%	1.84%	2.00%	1.80%
Nonperforming assets to total loans, ORE and repossessions	1.67%	2.61%	3.78%	4.56%	5.59%
Allowance to nonperforming loans, ORE and repossessions	0.52x	0.43x	0.46x	0.41x	0.30x
SELECTED RATIOS:
Loans to total deposits	91.11%	91.67%	85.95%	85.93%	86.77%
Average total loans to average earning assets	92.84%	91.00%	90.00%	89.91%	83.35%
Noninterest income to revenue	52.30%	48.39%	49.83%	47.50%	35.91%
Leverage ratio	8.80%	10.40%	11.02%	10.18%	9.83%
Common equity Tier 1 capital	8.20%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital	9.50%	11.07%	12.71%	12.06%	11.85%
Total risk-based capital	12.40%	12.01%	13.96%	13.43%	13.70%

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
Overview
Since our inception in 1973, we have pursued managed profitable growth through providing quality financial services. Our overall focus is on building shareholder value. Our mission is to continue growth, improve earnings and increase shareholder value; to treat customers, employees, community and shareholders according to the Golden Rule; and to operate within a culture of strong internal controls.
Our franchise primarily spans the metropolitan Atlanta market and Jacksonville, Orlando and Sarasota-Bradenton, Florida. We also conduct indirect automobile lending, residential mortgage lending and SBA lending activities in thirteen states.
During 2015, we continued to expand our footprint and customer base with the opening of additional offices in our retail banking, mortgage lending, and indirect automobile lending divisions including the commencement of indirect automobile lending activities in Oklahoma, expansion of mortgage lending activities into North and South Carolina, the expansion of our retail branch network in Georgia and northern and central Florida through acquisitions, and de novo branch openings. Trust and wealth management began operations in July 2014 and continues to grow.
Our lending activities are significantly influenced by the local economic environments in the markets we serve. We have grown our consumer installment, mortgage, construction and commercial loan portfolios organically and through acquisition as the economy continues to improve. Our loan portfolio is well diversified among consumer, business, and real estate lending. The credit quality of the loans we have originated continues to be strong.
Financial Performance
We recorded net income of $39.1 million in 2015 compared to $30.0 million in 2014, an increase of $9.1 million, or 30.3%. Net income per basic and diluted common share were $1.77 and $1.64, respectively, for 2015 and $1.41 and $1.28, respectively, for 2014. The increases of $32.6 million or 34.2% in noninterest income and $10.4 million, or 11.5%, in net interest income were the main factors impacting our earnings growth in 2015. These increases in income were partially offset by increases in noninterest expense in 2015 of $24.2 million or 17.4% and provision expense of $3.8 million.
We derive approximately half of our revenues from noninterest income sources such as service charges on loan and deposit accounts, fees on other services and income from mortgage banking, indirect automobile, and SBA activities. The majority of the noninterest income earned on these loan portfolios is generated from gains on sales of loans including recognition of loan servicing on the majority of loans sold. The retained servicing generates servicing revenue over the life of the loans sold. The revenue generated from gains on sales of loans and related servicing is partially offset by amortization and possible impairment of the related servicing rights. Servicing rights are amortized in proportion to the estimated future servicing income on the underlying loans sold. Impairment on servicing rights is recorded based on changes in the estimated and actual prepayment speeds and default rates and losses on the underlying loans sold.
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
We continue to attract new customer relationships, and talented and experienced bankers to support our growth. The focus in 2016 will be to successfully integrate our recent acquisitions, and on credit quality, revenue growth, expense controls, deposit growth and quality loan growth either organically or through acquisition.
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

The following is a summary of our critical accounting policies that are highly dependent on management's estimates, assumptions, and judgments.
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
A formal review of the allowance for loan losses is prepared quarterly to assess the probable credit risk inherent in the loan portfolio and to determine the adequacy of the allowance for loan losses. For purposes of the monthly management review, the loan portfolio is separated by loan type. The level of allowance required for each loan type is determined based upon historical charge-off experience and current economic trends. In addition to homogeneous pools of loans, every commercial, commercial real estate, SBA, and construction loan is assigned a risk rating using established credit policy guidelines. All nonperforming commercial, commercial real estate, SBA, and construction loans and loans deemed to have greater than normal risk characteristics are reviewed monthly by our Credit Review Department to determine the level of additional allowance for loan losses, if any, required to be specifically assigned to these loans.
Acquisition Accounting
We have accounted for our acquisitions as business combinations. As such, the purchase price is allocated to the fair value of the assets acquired and liabilities assumed as of the acquisition date. Generally accepted accounting principles require the use of fair values in determining the carrying values of assets and liabilities acquired in a business combination, as well as for specific disclosures. The calculation of fair value of loans and foreclosed property acquired in a business combination requires greater levels of management estimates and judgment than for the remainder of acquired assets or assumed liabilities.
Determining the fair value of assets and liabilities, particularly illiquid assets and liabilities, is a complicated process involving significant judgment regarding estimates and assumptions used to calculate estimated fair value. Information regarding our loan discount and core deposit intangible asset may be adjusted as we refine our estimates. Purchase price allocations on completed acquisitions may be modified through the measurement date which cannot exceed one year from the acquisition date. If we recognize adjustments to provisional amounts that are identified during the measurement period, the amounts will be reported in the period in which the adjustment amounts are determined. Fair value adjustments based on updated estimates could materially affect the goodwill, if any, recorded on the acquisition.
We segregate loans acquired between loans for which there was a discount related, in part, to credit and loans for which there was not a material discount attributable to credit. Subsequent to the acquisition date, decreases in expected cash flows compared to initial estimates on the loans for which there was a credit discount are recognized as impairment through the provision for loan losses. Probable and significant increases in cash flows (in a loan pool where an allowance for acquired loan losses was previously recorded) reduces the remaining allowance for acquired loan losses before recalculating the amount of accretable yield percentage for the loan pool.
We account for the discount on loans which do not have a discount materially attributable to credit or revolving type loans by accreting the discount on each individual loan over time using a level yield approach based on the expected cash flows for term loans or on a straight-line basis for revolving loans. The methodology also considers the remaining fair value discounts recognized upon acquisition associated with purchased non-impaired loans in estimating a general allowance and also includes establishing an ALL for purchased credit-impaired loans that have deteriorated since acquisition.
The credit risks inherent and evidenced in our past FDIC-assisted transactions resulted in a portion of the loans purchased in those transactions having a credit discount. On the date of acquisition, when the loans had evidence of credit deterioration since their origination and we believed it was probable that we would not collect all contractually required principal and interest payments, we refer to the difference between contractually required payments and the cash flows expected to be collected as the non-accretable discount. We estimate expected cash flows at each future reporting date. Subsequent decreases to the expected cash flows generally result in a provision for loan losses, net of the amount due from the FDIC under the applicable loss share agreement. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges and adjusted accretable discount, which has a positive effect on interest income. We have recorded acquired covered loans at fair value, exclusive of the loss share agreements with the FDIC.
Because we record acquired loans at fair value, we recorded no allowance for loan losses related to the acquired loans on the acquisition date, given that the fair value of the loans acquired incorporates assumptions regarding credit risk. The fair value estimates associated with the acquired loans include estimates related to expected prepayments and the amount and timing of expected principal, interest and other cash flows.

Other Real Estate
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
Income Taxes
We file a consolidated federal income tax return, as well as tax returns in several states. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. The net deferred tax asset is reviewed at each reporting period to assess the probability of realization of benefits in future periods and whether valuation allowances are appropriate. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded in situations where it is “more likely than not” that a deferred tax asset is not realizable. Management has reviewed all evidence, both positive and negative, and concluded that a valuation allowance against any deferred tax asset is not needed at December 31, 2015. The calculation of the income tax provision is complex and requires the use of judgments and estimates in its determination.
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
Capitalized servicing rights on indirect auto, SBA, and residential mortgage loans are initially recorded at fair value when the underlying loans are sold with servicing retained. These assets are then amortized in proportion to and over the period of estimated net servicing income. On a monthly basis, these servicing assets are assessed for impairment based on fair value. Management determines fair value by stratifying the servicing portfolio into homogeneous subsets with unique behavior characteristics, converting those characteristics into income and expense streams, adjusting those streams for prepayments, present valuing the adjusted streams, and combining the present values into a total. If the cost basis of any loan stratification tranche is higher than the present value of the tranche, an impairment is recorded through a valuation allowance.

Results of Operations - 2015 Compared to 2014
Net Income
Our net income for the year ended December 31, 2015 was $39.1 million and we reported basic and fully diluted earnings per share of $1.77 and $1.64, respectively. Net income for the year ended December 31, 2014 was $30.0 million and basic and fully diluted earnings per share were $1.41 and $1.28, respectively. The $9.1 million increase in net income in 2015 compared to 2014 was due primarily to an increase in interest income of $15.0 million, partially offset by an increase in provision for loan losses expense of $3.8 million, and an increase in interest expense of $4.6 million. In addition, there was an increase in noninterest income of $32.6 million and an increase in noninterest expense of $24.2 million. Details of the changes in the various components of net income are discussed below.
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
Taxable-equivalent net interest income was $101.2 million in 2015 compared to $90.8 million in 2014, an increase of $10.4 million, or 11.5%. Average interest-earning assets in 2015 increased $609.1 million to $3.1 billion, a 24.3% increase when compared to 2014. Average interest-bearing liabilities increased $490.1 million to $2.4 billion, a 25.8% increase. The net interest margin decreased by 38 basis points to 3.24% in 2015 when compared to 2014. The primary components of the net interest margin are described below.
Taxable-equivalent interest income had an increase of $15.0 million for 2015 as compared to 2014. Although the yield on interest-earning assets in 2015 reflected a 32 basis point decrease as compared to 2014, interest income increased due to the net growth of $609.1 million, or 24.3%, in average interest-earning assets, primarily in our loan portfolio. The average balance of loans outstanding in 2015 increased $611.6 million, or 26.8%, to $2.9 billion when compared to 2014 due to the increased number of loan originations and market expansion, including $181.3 million in loans acquired, net of loan payoffs and problem loan resolutions. However, consistent with changes in market interest rates, the yield on average loans for 2015 decreased 38 basis points to 3.86% when compared to 2014.
Interest expense in 2015 increased $4.6 million, or 40.8%, to $15.8 million, primarily as the result of a 7 basis point increase in the cost of interest-bearing liabilities, and a $490.1 million, or 25.8%, increase in average interest-bearing liability balances. The increase in average interest-bearing liabilities for 2015 was due to organic growth, as well as acquisitions of $365.7 million in interest bearing deposits along with the issuance of $75.0 million in subordinated debt in May 2015.
Average interest-bearing deposits increased $364.9 million, or 21.2%, to $2.1 billion during 2015 compared to 2014, while average borrowings increased $125.2 million, or 69.2%, to $306.0 million. The increase in average interest-bearing deposits was primarily due to an increase of $167.5 million in interest-bearing money market and NOW deposits, and $191.4 million in time deposits, a result of both organic growth and acquisitions. The increase in interest expense in 2015 was primarily attributable to the $2.7 million increase in subordinated debt expense, as a result of the subordinated debt issuance. In addition, interest expense on interest bearing deposits increased $1.6 million, as average balances increased as discussed above.
The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income from earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) net interest spread; and (v) net interest margin. The average balances are principally daily averages, and, for loans, include both performing and non-performing balances. Interest income on loans includes the effects of discount accretion on purchased credit impaired (“PCI”) loans acquired in the FDIC-assisted transactions and net deferred loan origination costs accounted for as yield adjustments.

Average Balances, Interest and Yields

	For the Years Ended December 31,
	2015			2014			2013
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
($ in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income (1)	$2,895,847	$111,828	3.86%	$2,284,245	$96,830	4.24%	$2,109,575	$93,573	4.44%
Investment securities (1)	176,382	5,117	2.90	175,174	5,141	2.93	170,265	4,249	2.50
Federal funds sold and interest-bearing deposits	47,106	80	0.17	50,828	85	0.17	65,652	114	0.17
Total interest-earning assets	3,119,335	117,025	3.75%	2,510,247	102,056	4.07%	2,345,492	97,936	4.18%
Noninterest-earning assets:
Cash and due from banks	16,092			13,605			13,884
Allowance for loan losses	(24,443)			(30,363)			(33,512)
Premises and equipment	67,192			52,666			40,830
Other real estate	18,375			26,327			37,469
Other assets	180,578			143,175			138,982
Total assets	$3,377,129			$2,715,657			$2,543,145
Liabilities and shareholders' equity
Interest-bearing liabilities:
Demand and money market	$889,985	$2,164	0.24%	$722,448	$1,889	0.26%	$648,734	$1,806	0.28%
Savings	322,385	1,096	0.34	316,439	1,147	0.36	317,845	1,319	0.41
Time	873,352	8,089	0.93	681,915	6,671	0.98	719,205	7,293	1.01
Total interest-bearing deposits	2,085,722	11,349	0.54	1,720,802	9,707	0.56	1,685,784	10,418	0.62
Federal funds purchased	21,733	133	0.61	16,947	116	0.68	23,071	174	0.75
Securities sold under agreements to repurchase	17,230	26	0.15	15,064	23	0.15	15,470	21	0.14
Other short-term borrowings	176,722	491	0.28	100,529	259	0.26	82,446	582	0.71
Subordinated debt	90,303	3,805	4.21	46,291	1,113	2.40	60,926	2,733	4.49
Long-term debt	—	—	—	1,973	8	0.41	8,082	33	0.41
Total interest-bearing liabilities	2,391,710	15,804	0.66%	1,901,606	11,226	0.59%	1,875,779	13,961	0.74%
Noninterest-bearing liabilities and shareholders' equity:
Demand deposits	674,114			539,023			417,681
Other liabilities	28,724			26,245			23,228
Shareholders’ equity	282,581			248,783			226,457
Total liabilities and shareholders' equity	$3,377,129			$2,715,657			$2,543,145
Net interest income/spread		$101,221	3.09%		$90,830	3.48%		$83,975	3.44%
Net interest rate margin			3.24%			3.62%			3.58%

(1) Interest income includes the effects of taxable-equivalent adjustment using a 35% tax rate

Rate/Volume Analysis

	2015 Compared to 2014 Variance Attributed to(1)			2014 Compared to 2013 Variance Attributed to(1)
(in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Loans(2)	$24,178	$(9,180)	$14,998	$7,532	$(4,275)	$3,257
Investment securities(2)	(128)	104	(24)	72	820	892
Interest-bearing deposits	(4)	(3)	(7)	(25)	(4)	(29)
Federal funds sold	1	1	2	—	—	—
Total interest-earning assets	$24,047	$(9,078)	$14,969	$7,579	$(3,459)	$4,120
Interest-Bearing Deposits:
Demand	$415	$(140)	$275	$197	$(114)	$83
Savings	21	(72)	(51)	(6)	(166)	(172)
Time	1,820	(402)	1,418	(391)	(231)	(622)
Total interest-bearing deposits	2,256	(614)	1,642	(200)	(511)	(711)
Federal funds purchased	30	(13)	17	(43)	(15)	(58)
Securities sold under agreements
to repurchase	3	—	3	(1)	3	2
Other short-term borrowings	210	22	232	110	(433)	(323)
Subordinated debt	1,502	1,190	2,692	(549)	(1,071)	(1,620)
Long-term debt	(4)	(4)	(8)	(25)	—	(25)
Total interest-bearing liabilities	$3,997	$581	$4,578	$(708)	$(2,027)	$(2,735)
(1) The change in interest due to both rate and volume has been allocated to the components in proportion to the relationship of the dollar amounts of the change.
(2) Reflects fully taxable equivalent adjustments using a Federal tax rate of 35%.
Provision for Loan Losses
Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio as of the balance sheet date. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries, net of amounts due from the FDIC under the loss sharing agreements for our past FDIC-assisted transactions.
The provision for loan losses was $4.4 million in 2015 and $531,000 in 2014. Net charge-offs were $3.1 million in 2015 as compared to $6.7 million in 2014. The increase in the provision in 2015, compared to 2014 was primarily due to net new loans originated during 2015 even as credit quality continued to improve. Average nonperforming assets were $62.0 million for the year ended December 31, 2015, compared to $75.9 million for the same period in 2014, a decrease of $13.9 million or 18.3%.
The allowance for loan losses as a percentage of loans outstanding at the end of 2015 and 2014 was 0.91% and 1.13%, respectively. The allowance for loan losses as a percentage of loans outstanding, excluding acquired loans, at the end of 2015 and 2014 was 0.97% and 1.15%, respectively. The improvement in asset quality over the past several years has offset the need for a higher allowance for loan losses as a percentage of loans as a result of loan growth.

Analysis of the Allowance for Loan Losses

The following table outlines the changes in our allowance for losses during the five-year period ended December 31, 2015.

	December 31,
($ in thousands)	2015	2014	2013	2012	2011
Balance at beginning of year	$25,450	$33,684	$33,982	$27,956	$28,082
Charge-offs:
Commercial	1,530	5,440	3,820	1,080	2,090
Construction	—	361	303	3,476	13,494
Mortgage	100	180	634	653	804
Consumer	4,354	4,303	4,993	4,410	5,638
Covered	156	766	300	2,630	—
Acquired Non-covered	34	94	30	77	—
Total charge-offs	6,174	11,144	10,080	9,619	22,026
Recoveries:
Commercial	335	33	425	61	86
Construction	783	2,219	682	678	596
Mortgage	48	76	106	21	44
Consumer	1,372	1,424	1,757	1,193	849
Covered	480	627	195	—	—
Acquired non-covered	89	59	—	—	—
Total recoveries	3,107	4,438	3,165	1,953	1,575
Net charge-offs	3,067	6,706	6,915	7,666	20,451
Provision for loan losses(1)	4,351	531	5,440	13,420	20,325
(Decrease) increase in FDIC Indemnification Asset	(270)	(2,059)	1,177	2,979	—
Balance at end of year	$26,464	$25,450	$33,684	$36,689	$27,956

Allowance for loan losses as a percentage of loans	0.91%	1.13%	1.78%	1.91%	1.72%
Allowance for loan losses as a percentage of loans,
excluding acquired loans	0.97%	1.15%	1.84%	2.00%	1.80%
Ratio of net charge-offs during period to average
loans outstanding, net	0.12%	0.33%	0.38%	0.60%	1.38%
(1) Net of benefit attributable to FDIC indemnification asset
Net recoveries on construction loans decreased by $1.1 million during 2015 to $783,000, compared to net recoveries of $1.9 million in 2014. Net recoveries on construction loans were higher during 2014 primarily due to a recovery of $1.5 million on one relationship during 2014.
Commercial net charge-offs decreased $4.2 million during 2015 from $5.4 million in 2014 to $1.2 million in 2015, primarily as a result of several large loan charge-offs in the prior year.
Net charge-offs on consumer loans increased slightly in 2015 to $3.0 million and continue to comprise the majority of the net charge-offs. However, net charge-offs have decreased as a percentage of the average loans outstanding for this portfolio as indirect auto balances have grown steadily during the past five years.

Noninterest Income
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
The categories of noninterest income, and the dollar and percentage change between the years ended December 31, 2015 and 2014, are as follows:

	For the Year Ended December 31,
($ in thousands)	2015	2014	$ Change	% Change
Service charges on deposit accounts	$4,955	$4,438	$517	11.6%
Other fees and charges	5,356	4,349	1,007	23.2
Mortgage banking activities	85,540	55,781	29,759	53.3
Indirect lending activities	18,821	18,457	364	2.0
SBA lending activities	5,265	4,987	278	5.6
Bank owned life insurance	2,440	1,673	767	45.8
Securities (losses) gains	(329)	—	(329)	100.0
Other	5,840	5,635	205	3.6
Total noninterest income	$127,888	$95,320	$32,568	34.2%
Noninterest income for 2015 was $127.9 million compared to $95.3 million in 2014, a 34.2% increase. This increase was primarily due to a increases in revenues from mortgage banking, as described below.
Mortgage banking revenues increased $29.8 million to $85.5 million in 2015, compared to $55.8 million in 2014, an increase of 53.3%. The increase was due to increased mortgage loan production. Mortgage production for the year increased from $1.9 billion in 2014 to $2.7 billion in 2015, a $739.2 million, or 38.2%, year over year change. Increased production led to an increase in the total of residential mortgage loans sold, an increase from $1.8 billion in 2014 to $2.5 billion in 2015, a $696.4 million or 39.0% year over year change. Gain on sales of mortgage loans increased $26.7 million or 61.9%, year over year, from $43.1 million in 2014 to $69.8 million in 2015. In addition to the volume increase, we were was able to realize a 17% higher margin on loan sales during 2015. Higher margins were, in part, the result of an increase in the margin charged on all products and in part, the result of a higher percentage of loans sold into GNMA MBS, 23.5% of total sales in 2015 compared to 20.7% in 2014. Loans in GNMA MBS can typically be originated with higher margins compared to other product type originations.
Noninterest Expense
The categories of noninterest expense, and the dollar and percentage change between the years ended December 31, 2015 and 2014 are as follows:

	For the Year Ended December 31,
($ in thousands)	2015	2014	$ Change	% Change
Salaries and employee benefits	$76,871	$67,006	$9,865	14.7%
Commissions	27,342	19,988	7,354	36.8
Net occupancy	15,877	12,985	2,892	22.3
Communication	4,336	3,897	439	11.3
Other	38,520	34,878	3,642	10.4
Total noninterest expense	$162,946	$138,754	$24,192	17.4%
Noninterest expense during 2015 increased $24.2 million, or 17.4%, to $162.9 million when compared to 2014, primarily due to increases in salaries and employee benefits, and increases in net occupancy expenses, as the number of branches and mortgage loan production offices continued to grow in 2015.
Salaries and benefits expense increased $9.9 million, or 14.7%, in 2015, compared to 2014. The increase was primarily due to the higher salaries associated with the net addition of 208 full-time equivalent employees during 2015, primarily as a result of opening or acquiring the twelve new branches during the year as well as additional mortgage and SBA locations in 2015 and the associated back-office and administrative support functions. Additional mortgage loan production offices are expected to open in 2016, although fewer than 2015, so we expect salaries and benefits to increase in 2016. However, the increase should not be exactly proportional, as we expect to capitalize on economies of scale.
Commissions increased by $7.4 million, or 36.8% for the year ended December 31, 2015 to $27.3 million as compared to $20.0 million for the year ended December 31, 2014. This increase occurred primarily as production increased $739 million in the mortgage division during 2015 as the commissions are a variable expense that is calculated as a percentage of the loan production in the division. Total mortgage production is expected to increase in 2016, primarily due to the strength of purchase money mortgages demand in our mortgage production footprint. As such, we expect commissions to increase in 2016 in line with production growth.
Communication and net occupancy expenses increased by $3.3 million for the year ended December 31, 2015 to $20.2 million as compared to $16.9 million for the year ended December 31, 2014. The increase in communication expense is primarily attributable to increases in telephone and postage expenses over the course of the year. Both of these increases are in relation to the increase in the number of locations associated with the Bank's strategy of growth and acquisition. The increase in net occupancy expense is primarily due to increases in rental expense and depreciation expense year over year. Net occupancy acquisition related expenditures for the year ended December 31, 2015 totaled approximately $500,000 relating primarily to computer hardware, equipment, and branch signage, primarily associated with the acquisition of The Bank of Georgia in October 2015. The acquisition related expenditures are capitalized and expensed to depreciation over the estimated useful life. The increase in communication expense is primarily attributable to increases in telephone and postage expenses over the course of the year. Both of these increases are in relation to the increase in the number of locations associated with the Bank's strategy of growth and acquisition.
Other operating expenses were $38.5 million for the year ended December 31, 2015, a $3.6 million, or 10.4%, increase compared to $34.9 million for the year ended December 31, 2014 as a result of increases associated with acquisitions and new locations. Acquisition related expenditures for the year ended December 31, 2015 totaled approximately $1.5 million relating to the costs associated with professional fees, conversion, and integration.
Income Tax Expense
The provision for income taxes expense for 2015 and 2014 was $22.3 million and $16.4 million, respectively, with effective tax rates of 36.3% and 35.4%, respectively. The primary driver of the change in expense was an increase in the level of pre-tax income. In addition, the effective tax rate increased between periods due to growth in taxable income exceeding growth in permanent difference items.

Results of Operations - 2014 Compared to 2013
Net Income
Our net income for the year ended December 31, 2014, was $30.0 million or basic and fully diluted earnings per share of $1.41 and $1.28, respectively. Net income for the year ended December 31, 2013, was $27.6 million or basic and fully diluted earnings per share of $1.35 and $1.21, respectively. The $2.4 million increase in net income in 2014 compared to 2013 was due primarily to an increase in interest income of $4.1 million, a decrease in provision expense of $4.9 million, and a decrease in interest expense of $2.7 million. Partially offsetting these items was an increase in noninterest expense of $6.4 million. Details of the changes in the various components of net income are discussed below.
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
Provision for Loan Losses
The provision for loan losses was $531,000 in 2014 and $5.4 million in 2013. Net charge-offs were $6.7 million in 2014, compared to $6.9 million in 2013. The decrease in the provision in 2014, compared to 2013 was primarily due to improved credit quality in the loan portfolio and a decrease in net charge-offs. Average nonperforming assets were $62.0 million for the year ended December 31, 2014, compared to $75.9 million for the same period in 2013, a decrease of $13.9 million or 18.3%.
The allowance for loan losses as a percentage of loans outstanding at the end of 2014 and 2013 was 1.13% and 1.78%, respectively.

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
Other noninterest income decreased by $2.5 million during 2014 to $5.6 million, primarily due to a reduction in gain on sale of ORE of $1.6 million, as the ORE portfolio continued to decline through the disposition of problem assets. In addition, the decrease in noninterest income was partially due to an increase of $910,000 in the amortization of the FDIC Indemnification Asset, as expected cash flows on acquired assets continue to improve.
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

Financial Condition
We manage our assets and liabilities to maximize long-term earnings opportunities while maintaining the integrity of our financial position and the quality of earnings. To accomplish this objective, management strives for efficient management of interest rate risk and liquidity needs. The primary objectives of interest-sensitivity management are to minimize the effect of interest rate changes on the net interest margin and to manage the exposure to risk while maintaining net interest income at acceptable levels. Liquidity is provided by our attempt to carefully structure our balance sheet as well as through both unsecured and secured lines of credit with other financial institutions, the Federal Home Loan Bank of Atlanta (the “FHLB”), and the FRB.
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
The primary tool management uses to estimate and manage the sensitivity of net interest income to changes in interest rates is an asset/liability simulation model. Resulting estimates are based upon a number of assumptions for each scenario, including the level of balance sheet growth, loan and deposit repricing characteristics, and the rate of prepayment. ALCO periodically reviews the assumptions for accuracy based on historical data and future expectations, however, actual net interest income may differ from model results. The primary objective of the simulation model is to measure the potential change in net interest revenue over time using multiple interest rate scenarios. The base scenario assumes the most likely estimate of future interest rate increases and balance sheet changes and is the scenario from which others are compared. Policy limits are based on immediate rate shock scenarios which are compared to the base scenario. While the primary policy scenarios focus on a twelve month time frame, longer time horizons are also modeled. In addition, management reviews the impact of various yield curve scenarios on earnings and cash flows. Our policy states that an immediate and sustained 200 basis point increase or decrease in interest rates should not negatively impact net interest income by more than 10%.
We also use the simulation model to calculate the economic value of equity under various interest rate scenarios. Economic value of equity analysis compares the assumed market value of the Company to a base projection calculating the net change to ensure that market value remains with approved limits under various scenarios.
The following table summarizes the results of a 12-month forecasting period of an immediate and sustained increase or decrease of 100 and 200 basis points for market interest rates as of December 31, 2015.

Basis Point Change in Interest Rates	% Change in Projected Net Interest Income
+200	3.99%
+100	1.63
-100	-2.01
-200	-2.84
The rate shock analysis at December 31, 2015 indicated that all of the scenarios would fall within policy parameters and approved tolerances for net interest income.
Rate shock analysis provides only a limited, point in time view of interest rate sensitivity. The actual impact of interest rate changes upon earnings and net present value may differ from that implied by any rate shock. In addition, net interest income and net present value under various future interest rate scenarios are affected by multiple other factors not embodied in a rate shock, including competition, changes in the shape of the Treasury yield curve, divergent movement among various interest rate indices, and the speed with which interest rates change.
Liquidity
Liquidity refers to our ability to generate sufficient cash to meet our financial obligations, which arise primarily from the withdrawal of deposits, extension of credit, scheduled and prepaid loan payments, and payment of operating expenses. The principal demands for liquidity are new loans, anticipated fundings under credit commitments to customers, and deposit withdrawals. Our liabilities provide liquidity on a day-to-day basis. Daily liquidity needs are met from deposit levels or from our use of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings. We engage in routine activities to retain deposits intended to enhance our liquidity position. These routine activities include various measures, such as the following:

•	Emphasizing relationship banking to new and existing customers, where borrowers are encouraged and normally expected to maintain deposit accounts with us;

•	Pricing deposits, including certificates of deposit, at rate levels that will sustain balances at levels that will enhance our asset liability management and net interest margin requirements; and

•	Continually working to identify and introduce new products that will attract customers or enhance our appeal as a primary provider of financial services.
In addition to monitoring our interest rate sensitivity, ALCO also manages our liquidity risk. We employ our funds in a manner to provide liquidity from both assets and liabilities sufficient to meet our cash needs. Management seeks to maintain a stable net liquidity position while optimizing operating results, as reflected in net interest income, the net yield on earning assets, and the cost of interest-bearing liabilities. ALCO meets regularly to review the current and projected net liquidity positions and to review actions taken by management to achieve this liquidity objective. While the desired level of liquidity will vary depending on a number of factors, one of the primary goals of ALCO is to maintain a sufficient level of liquidity in both normal operating conditions and in periods of internal or industry stress.
Our ongoing philosophy is to remain in a liquid position as reflected by such indicators as the composition of our earning assets, which typically includes some level of federal funds sold, cash balances at the FRB, and/or other short-term investments; asset quality; being in a well-capitalized position; and having profitable operating results. Cyclical and other economic trends and conditions can disrupt the Bank's desired liquidity position at any time. Under such circumstances, our federal funds sold position, or cash balances at the FRB, if any, serve as the primary sources of immediate liquidity.
In addition to cash and cash equivalents, our investment securities available-for-sale, and the availability of deposits from brokers, as of December 31, 2015, we had the following sources of available unused liquidity:

(in thousands)	December 31, 2015
FRB discount window	$253,288
FHLB advances	251,212
Unpledged securities	69,878
Unsecured federal funds lines	125,000
Total sources of available unused liquidity	$699,378
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
FSC has limited liquidity, and we rely primarily on interest and dividends from our subsidiaries’ equity, the debt and equity markets, interest income, management fees, and dividends from the Bank and LionMark as sources of liquidity. Interest and dividends from subsidiaries ordinarily provide a source of liquidity to a bank holding company. The Bank pays interest to the Company on the Bank’s subordinated debt and, when declared, cash dividends on its preferred stock and common stock. Under the regulations of the GDBF, bank dividends may not exceed 50% of the prior year’s net earnings without approval from the GDBF. If dividends received from the Bank were reduced or eliminated, our liquidity could be adversely affected.
Contractual Obligations and Other Commitments
The following schedule provides a summary of our financial commitments to make future payments, primarily to fund loan and other credit obligations, long-term debt, and rental commitments primarily for the lease of various facilities housing our business development, executive administration and operational support functions as of December 31, 2015. Loan commitments, lines of credit, and letters of credit are presented at contractual amounts; however, since many of these commitments are “revolving” commitments as discussed below and many are expected to expire unused or partially used, the total amount of these commitments does not necessarily reflect future cash requirements. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Commitment Maturity or Payment Due by Period
(in thousands)	1 Year or Less	More Than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More	Total
Commercial real estate, construction and land development loans	$94,896	$7,218	$250	$—	$102,364
Commercial loans	81,044	27,858	9,352	4,294	122,548
SBA loans	7,705	—	—	—	7,705
Home equity loans	5,760	8,816	5,993	55,391	75,960
Residential mortgage loans	34,369	1,166	490	1,545	37,570
Lines of credit	1,938	4,106	636	1,047	7,727
Standby letters of credit and bankers acceptances	1,511	—	—	—	1,511
Total loan commitments(1)	227,223	49,164	16,721	62,277	355,385
Other borrowings(2)	209,730	—	—	—	209,730
Subordinated debt(3)	—	—	—	121,393	121,393
Rental commitments(4)	5,051	8,419	5,614	4,329	23,413
Purchase obligations(5)	6,100	7,757	8,676	13,806	36,339
Total commitments and long-term borrowings	$448,104	$65,340	$31,011	$201,805	$746,260

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

(3)
Subordinated debt is comprised of three trust preferred security issuances and subordinated notes. We have no obligations related to the trust preferred security holders other than to remit periodic interest payments and to remit principal and interest due at maturity. Each trust preferred security provides us with the opportunity to prepay the securities at specified dates from inception at par after designated periods for all issues.

(4)	Leases and other rental agreements typically have renewal options either at predetermined rates or market rates on renewal.

(5)
Purchase obligations include significant contractual obligations under legally enforceable contracts with contract terms that are both fixed and determinable with initial terms greater than one year. The majority of these amounts are primarily related to salary continuation agreements, and routine services, including core processing systems and telecommunications maintenance.

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
Loans
Total loans, which includes loans held for investment and loans held-for-sale, at December 31, 2015 increased by $672.5 million or 25.6% over December 31, 2014. The following table summarizes the carrying amount of total loans by loan type.

	December 31,
(in thousands)	2015	2014	2013	2012	2011
Loans held for investment:
Commercial	$703,291	$524,145	$530,978	$509,243	$442,959
SBA	135,993	134,766	134,824	121,428	106,381
Construction	177,033	123,994	101,698	89,924	97,710
Indirect automobile	1,449,481	1,219,232	975,223	930,232	836,845
Installment	14,055	13,372	15,362	18,774	20,330
Residential mortgage	302,378	158,348	60,928	37,785	50,312
Home equity lines of credit	114,717	79,449	74,024	69,645	69,334
Loans	2,896,948	2,253,306	1,893,037	1,777,031	1,623,871
Allowance for loan losses	(26,464)	(25,450)	(33,684)	(33,982)	(27,956)
Loans, net of allowance for loan losses	$2,870,484	$2,227,856	$1,859,353	$1,743,049	$1,595,915

Total loans:
Loans held for investment	$2,896,948	$2,253,306	$1,893,037	$1,777,031	$1,623,871
Loans held-for-sale:
Residential mortgage	233,525	181,424	127,850	253,108	90,907
SBA	14,309	12,511	9,516	20,986	12,942
Indirect automobile	150,000	175,000	50,000	30,000	30,000
Total loans held-for-sale	397,834	368,935	187,366	304,094	133,849
Total loans	$3,294,782	$2,622,241	$2,080,403	$2,081,125	$1,757,720
Loans held for investment at December 31, 2015 grew to $2.9 billion, an increase of $643.6 million, or 28.6%, over December 31, 2014. New product offerings within residential mortgage, new loan production offices and expansion into new markets through acquisitions, and an overall increase in automobile sales over the prior year were the main drivers of the growth in loans. Indirect automobile loans increased by $230.2 million or 18.9% and residential mortgage loans increased by $144.0 million or 91.0% over December 31, 2014. Commercial loans increased by $179.1 million or 34.2% over December 31, 2014.
Loans held-for-sale at December 31, 2015 increased by $28.9 million, or 7.8%, over December 31, 2014. This increase was primarily attributable to growth in residential mortgage loans held-for-sale of $52.1 million, or 28.7%, due to an increase in production primarily as a result of an overall increase in sales and expanding into new markets, as well as acquisitions made during the year. The indirect auto portfolio balance decreased by $25.0 million, or 14.3%, as a result of timing of loan sales.
The following table summarizes the scheduled contractual maturity of loans held for investment at December 31, 2015. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due within one year.

	December 31, 2015
(in thousands)	One Year or Less	After One Year Through Five Years	Over Five Years	Total
Commercial	$178,863	$454,517	$69,911	$703,291
SBA	538	99,663	35,792	135,993
Construction	162,778	14,255	—	177,033
Indirect automobile	32,958	666,844	749,679	1,449,481
Installment	3,109	8,012	2,934	14,055
Residential mortgage	11,217	23,293	267,868	302,378
Home equity lines of credit	12,751	32,262	69,704	114,717
Total loans	$402,214	$1,298,846	$1,195,888	$2,896,948
The following table summarizes loans held for investment at December 31, 2015 with maturity dates after one year and their sensitivity to interest rate changes.

(in thousands)	December 31, 2015
Fixed interest rates	$1,941,901
Floating or adjustable interest rates	552,833
Total	$2,494,734
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
The provision for loan losses for the year ended December 31, 2015, increased to $4.4 million compared to $531,000 for the year ended December 31, 2014, primarily due to organic growth in total loans as credit quality continued to improve. Net charge-offs in 2015 decreased to $3.1 million compared to $6.7 million for 2014, largely due to a decrease in net charge-offs on commercial loans, partially offset by a decrease in construction recoveries. This decrease in construction recoveries was primarily the result of a $1.5 million recovery on one construction lending relationship in 2014. Charge-offs for 2014 included $1.2 million relating to one commercial relationship which was carried as a specific reserve at December 31, 2013. The provision for acquired loans decreased $211,000 in 2015 compared to 2014. This decrease is a function of the continued improvement in market conditions as well as improved cash flows on acquired loans and favorable resolution of acquired assets.
The Credit Review Department (“Credit Review”) regularly reports to senior management and the Loan and Discount Committee of the Board of Directors regarding the credit quality of the loan portfolio, as well as trends in the portfolio and the adequacy of the allowance for loan losses. Credit Review monitors loan concentrations, production, loan growth, as well as loan quality, and independent from the lending departments, reviews risk ratings and tests credits approved for adherence to our lending standards. Finally, Credit Review also performs ongoing, independent reviews of the risk management process and adequacy of loan documentation. The results of its reviews are reported to the Loan and Discount Committee of the Board of Directors. The consumer collection function is centralized and automated to ensure timely collection of accounts and consistent management of risks associated with delinquent accounts.

Nonperforming Assets
Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and still accruing, repossessions, and other real estate. Nonaccrual loans are loans on which the interest accruals have been discontinued when it appears that future collection of principal or interest according to the contractual terms may be doubtful. Troubled debt restructured loans are those loans whose terms have been modified, because of economic or legal reasons related to the debtors’ financial difficulties and provide a concession to the borrower such as, a reduction in principal, change in terms, or modification of interest rates to below market levels. Repossessions include vehicles and other personal property that have been repossessed as a result of payment defaults.

	December 31,
($ in thousands)	2015	2014	2013	2012	2011
Nonaccrual loans	$27,128	$34,856	$40,531	$41,487	$60,413
Loans past due 90 days or more and still accruing	1,284	827	—	—	116
Repossessions	1,560	1,183	1,219	1,625	1,423
Other real estate - non-covered	14,796	14,983	24,791	28,975	21,058
Other real estate - covered	3,881	7,581	6,191	10,781	9,468
Total nonperforming assets	$48,649	$59,430	$72,732	$82,868	$92,478
Ratio of loans past due 90 days or more and
still accruing to total loans	0.04%	0.04%	—%	—%	0.01%
Ratio of nonperforming assets to total loans,
repossessions and ORE	1.67%	2.61%	3.78%	4.56%	5.59%
The Bank had $22.5 million in troubled debt restructured loans at December 31, 2015, of which $15.4 million were accruing loans and $7.1 million are on nonaccrual and included in nonperforming assets in the table above.
The decrease in nonperforming assets of $10.8 million from December 31, 2014, to December 31, 2015, primarily resulted from a decrease in nonaccrual loans and covered ORE, as credit quality continued to improve across all loan portfolios and problem assets continued to be resolved. Our noncovered nonperforming assets decreased $7.1 million, or 13.7%.
Management believes it has been proactive in charging down and charging off these nonperforming assets as appropriate. Management’s assessment of the overall loan portfolio is that loan quality and performance have improved in recent years. Management is being aggressive in evaluating credit relationships and proactive in addressing problems.
When a loan is classified as nonaccrual, to the extent collection is in question, previously accrued interest is reversed and interest income is reduced by the interest accrued in the current year. If any portion of the accrued interest was accrued in a previous period, accrued interest is reduced and a charge for that amount is made to the allowance for loan losses. For 2015, the gross amount of interest income that would have been recorded on nonaccrual loans, if all such loans had been accruing interest at the original contract rate, was approximately $1.3 million compared to $1.5 million and $1.9 million during 2014 and 2013, respectively. For additional information on nonaccrual loans see “Critical Accounting Policies—Allowance for Loan Losses.”
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
The allowance for loan losses for the homogeneous pools is based on historical net charge-off rates adjusted for current changes in these trends. Nonperforming and substandard commercial loans with outstanding balances exceeding $50,000, as well as certain other performing loans with greater than normal credit risk characteristics, are not treated as homogeneous pools and are instead individually reviewed for a specific allowance. The specific allowance for these individually reviewed loans is based on a specific loan impairment analysis.
The unallocated portion of the allowance reflects a margin for the imprecision inherent in estimates of the range of the probable credit losses.

At December 31, 2015, the allowance for loan losses was $26.5 million, or 0.91% of loans, compared to $25.5 million, or 1.13% of loans, at December 31, 2014. Net charge-offs as a percentage of average loans outstanding were 0.12% in 2015 compared to 0.33% for 2014.
The table below presents the allocated loan loss reserves by loan type as of December 31, 2015 and 2014.

	December 31,		Decrease
(in thousands)	2015	2014
Commercial	$10,457	$12,967	$(2,510)
Construction	1,690	1,486	204
Consumer	8,668	6,300	2,368
Mortgage	4,261	3,251	1,010
Covered	579	555	24
Acquired, Non-covered	33	160	(127)
Unallocated	776	731	45
Total allocated loan loss reserve by loan type	$26,464	$25,450	$1,014
Our allowance allocated to commercial loans decreased by $2.5 million during 2015, to $10.5 million compared to $13.0 million during 2014. The decrease is related to an improvement in qualitative factors which directly impact this portfolio and a decrease in specific reserves required on impaired loans, partially offset by an increase in the loan portfolio due to organic growth in the portfolio. There was also a increase of $2.4 million in the allowance on our consumer loan portfolio, and $1.0 million in the allowance on our mortgage loan portfolio. The overall increase in the reserve is primarily due to net growth in our total loan portfolio, excluding acquired loans, which increased $518.4 million compared to December 31, 2014, to $2.7 billion, offset by an improvement in the credit quality of our overall loans.
Allocation of the Allowance for Loan Losses

	December 31, 2015		December 31, 2014		December 31, 2013
($ in thousands)	Allowance	%(1)	Allowance	%(1)	Allowance	%(1)
Commercial(2)	$10,457	24.9%	$12,967	28.2%	$17,348	33.0%
Construction	1,690	5.4	1,486	5.3	2,044	4.9
Consumer	8,668	50.2	6,300	54.6	6,410	52.2
Mortgage	4,261	13.7	3,251	10.2	3,376	6.6
Covered	579	0.8	555	1.6	3,331	3.1
Acquired, non-covered	33	5.0	160	0.1	278	0.2
Unallocated	776	—	731	—	897	—
Total	$26,464	100.0%	$25,450	100.0%	$33,684	100.0%

	December 31, 2012		December 31, 2011
($ in thousands)	Allowance	%(1)	Allowance	%(1)
Commercial(2)	$13,965	32.5%	$9,183	31.4%
Construction	7,578	4.3	8,262	5.5
Consumer	6,135	53.3	6,040	52.7
Mortgage	3,122	5.3	2,535	5.7
Covered	1,964	4.3	—	4.6
Acquired, non-covered	188	0.3	—	0.1
Unallocated	1,030	—	1,936	—
Total	$33,982	100.0%	$27,956	100.0%
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

	December 31,
	2015		2014		2013
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$41,252	$41,843	$25,717	$26,284	$21,123	$21,039
Municipal securities	14,513	14,951	14,170	14,860	14,699	14,769
Residential mortgage-backed securities	99,338	100,963	105,165	108,446	131,481	133,057
SBA pool securities	14,803	14,640	—	—	—	—
Total available-for-sale	$169,906	$172,397	$145,052	$149,590	$167,303	$168,865

Investment securities held-to-maturity:
Municipal securities	$1,589	$1,579	$—	$—	$—	$—
Residential mortgage-backed securities	8,621	8,831	3,072	3,414	4,051	4,437
Commercial mortgage-backed securities	4,188	4,188	4,277	4,277	—	—
Total held-to-maturity	$14,398	$14,598	$7,349	$7,691	$4,051	$4,437
Investment securities available-for-sale at December 31, 2015 increased $22.8 million, or 15.2%, from December 31, 2014, primarily as a result of acquisitions, net of a transfer of $3.2 million to the held-to-maturity portfolio during 2015. Investment securities available for sale at December 31, 2014 decreased $19.3 million, or 9.4%, over December 31, 2013, primarily as a result of normal principal reductions due to paydowns and maturities.
Investment securities held-to-maturity at December 31, 2015 increased $7.0 million, or 95.9%, over December 31, 2014, primarily the result of acquisitions and a transfer from the available-for-sale portfolio. Investment securities held-to-maturity at December 31, 2014 increased $3.3 million, or 81.4%, from December 31, 2013, primarily the result of purchasing a commercial mortgage-backed security associated with a low-income housing project in one of our markets.
The amortized cost and fair value of investment securities are categorized in the following table by contractual maturity. Securities not due at a single maturity (i.e., mortgage-backed securities) are shown separately.

	December 31, 2015			December 31, 2014
($ in thousands)	Amortized Cost	Fair Value	Average Yield(1)	Amortized Cost	Fair Value	Average Yield(1)
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises
Due after one year through five years	$17,877	$18,176	2.29%	$—	$—	—%
Due after five years through ten years	23,375	23,667	2.35	24,713	25,210	2.54
Due after ten years	—	—	—	1,004	1,074	3.46
Municipal securities(2)
Due within one year	—	—	—	817	819	2.07
Due after one year through five years	—	—	—	885	895	5.83
Due after five years through ten years	3,316	3,399	4.68	688	727	5.38
Due after ten years	11,197	11,552	5.56	11,780	12,419	5.97
SBA pool securities
Due within one year	5	5	1.99	—	—	—
Due after five years through ten years	8,605	8,554	2.40	—	—	—
Due after ten years	6,193	6,081	2.35	—	—	—
Residential mortgage-backed securities	99,338	100,963	2.72	105,165	108,446	2.77
Total available-for-sale	$169,906	$172,397		$145,052	$149,590

Investment securities held-to-maturity:
Municipal securities
Due after ten years	$1,589	$1,579	3.47%	$—	$—	—%
Residential mortgage-backed securities	8,621	8,831	2.88	3,072	3,414	4.92
Commercial mortgage-backed securities	4,188	4,188	3.64	4,277	4,277	3.63
Total held-to-maturity	$14,398	$14,598		$7,349	$7,691

(1)	Weighted average yields are calculated on the basis of the carrying value of the security.

(2)	Average yields reflect the effect of taxable equivalent adjustments using a 35% tax rate.
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
Total deposits of $3.2 billion at December 31, 2015 increased by $721.5 million, or 29.4%, compared to December 31, 2014. The overall increase occurred primarily due to the assumption of $365.7 million in interest-bearing deposits as part of our three acquisitions in 2015. Core deposits, which are comprised of noninterest-bearing demand; interest-bearing demand, and savings deposits, increased $521.8 million or 31.3% also increased as a result of our continuing transaction account acquisition initiative, particularly in commercial accounts. Time deposits at December 31, 2015 increased $199.6 million, or 25.3%, which included $134.7 million in acquired time deposits.
The following table summarizes average balances and interest rates paid by category for the last three years.

	For the Year Ended December 31,
	2015			2014			2013
($ in thousands)	Average Amount	Rate	% of Total	Average Amount	Rate	% of Total	Average Amount	Rate	% of Total

Noninterest-bearing demand deposits	$674,114	—%	24.4%	$539,023	—%	23.8%	$417,681	—%	19.9%
Demand and money market	889,985	0.24	32.3	722,448	0.26	32.0	648,734	0.28	30.8
Savings deposits	322,385	0.34	11.7	316,439	0.36	14.0	317,845	0.41	15.1
Time deposits	873,352	0.93	31.6	681,915	0.98	30.2	719,205	1.01	34.2
Total average deposits	$2,759,836	0.41	100.0%	$2,259,825	0.43	100.0%	$2,103,465	0.50	100.0%
Total average deposits for 2015 increased $500.0 million, or 22.1%, over 2014. Average core deposits for 2015 increased $308.6 million, or 19.6%, over 2014, primarily due to growth from the continuing transaction account initiative as well as the above-mentioned acquisitions. Time deposits for 2015 increased $191.4 million, or 28.1%, from 2014, due to the assumed time deposits of $102.5 million through acquisitions in 2015, as well as organic growth through our strategic marketing initiatives. Total average deposits for 2014 increased $156.4 million, or 7.43%, over 2013, with $193.7 million of the increase coming from core deposits. The increase in core deposits was primarily due to the transaction account initiative as well as our customers' preference to retain balances in account types that provide flexibility to easily access their funds if rates rise, due to the continued low market interest rate environment.
As a result of our organic branch growth, our acquisitions, and our continuing transaction account initiative, we have shifted our deposit mix toward lower cost core deposits over the last two years, resulting in a decrease of 9 basis points in the average rate on deposits. The decrease in the average rate on deposits was primarily the result of the shift in deposit mix as well as the continued low market interest rate environment.
The following table summarizes scheduled maturities for time deposits $100,000 and greater as of December 31, 2015.

(in thousands)	December 31, 2015
Three months or less	$104,028
Over three through six months	106,244
Over six through twelve months	163,218
Over 12 months	91,513
Total time deposits $100,000 and greater	$465,003

Interest Rate and Maturity Distribution of Borrowings
We use our borrowing capability with the FHLB as our primary funding source for borrowings. We enter into FHLB advances with terms that are consistent with our interest rate risk position at the time we enter into each advance. All FHLB advances mature in less than one year and are collateralized with qualifying residential mortgage, home equity and commercial real estate loans and, from time to time, agency notes or agency mortgage-backed securities.
We had $165.0 million and $160.0 million in fixed rate FHLB advances outstanding at December 31, 2015 and 2014, respectively. In addition, we utilized overnight funding sources of $44.7 million and $131.1 million at December 31, 2015 and

2014, respectively. The decrease from December 31, 2014 was primarily the result of paydowns of other borrowings using cash received from deposits assumed in various acquisitions during 2015.
The interest rate characteristics of our overnight repurchase agreements, FHLB advances and federal funds purchased are presented in the table below:

	December 31,
($ in thousands)	2015	2014
Repurchase agreements at an average period-end rate of 0.16% and 0.17%	$19,730	$14,087
FHLB Daily Rate Credit Advance with variable interest of 0.37%	—	35,000
FHLB Fixed Credit Advances with interest rates ranging from 0.25% to 0.58% and 0.19% to 0.41%, for 2015 and 2014, respectively	165,000	160,000
Federal Funds Purchased at an average period-end rate of 0.39% and 0.49%	25,000	82,000
Total other borrowings	$209,730	$291,087
Schedule of Short-term Borrowings
The following information regarding short-term borrowings for the years ended December 31, 2015, 2014 and 2013 pertains to our federal funds purchased, overnight repurchase agreements, and FHLB advances. Short-term borrowings have a maturity of one year or less.

($ in thousands)	2015	2014	2013
Outstanding at December 31	$209,730	$291,087	$59,233
Maximum month-end outstanding balance	303,521	291,087	234,536
Average daily outstanding balance	215,685	132,540	120,987
Average interest rate during the year	0.28%	0.30%	0.64%
Weighted average interest rate at year end	0.37%	0.32%	0.29%
Subordinated Debt
On May 29, 2015, the Bank issued $75.0 million in aggregate principal amount of subordinated notes (the “Notes”). The Notes are due May 31, 2030 and bear a fixed rate of interest of 5.875% per year until May 31, 2025. From June 1, 2025 to the maturity date, the interest rate will be a floating rate equal to the three-month LIBOR plus 363 basis points. The Bank incurred approximately $1.1 million of acquisition costs in connection with the debt issuance. The unamortized balance of debt issuance costs is netted against the aggregate principal amount in the accompanying Consolidated Balance Sheets. The Notes were priced at 100% of their par value. We can call the Notes at their par value in whole or in part on June 1, 2025 or any interest payment date thereafter. The Notes qualify as Tier 2 regulatory capital for the Bank and the Company.
On September 8, 2013, we redeemed two series of our trust preferred securities previously issued in 2000 with an aggregate outstanding principal amount of $20.5 million.
On August 20, 2007, we issued $20.0 million in fixed-floating rate capital securities of Fidelity Southern Statutory Trust III with a liquidation value of $1,000 per security. Interest was fixed at 6.62% for five years and converted to a floating rate, which adjusts quarterly at a rate per annum equal to the three-month LIBOR plus 1.40%, with a rate of 1.91% and1.64% at December 31, 2015 and 2014. The issuance has a final maturity of 30 years, but may be redeemed with regulatory approval at any distribution payment date or at any time upon certain events, such as a change in the regulatory treatment of the trust preferred securities, at the redemption price of 100%.
On March 17, 2005, we issued $10.0 million in floating rate capital securities of Fidelity Southern Statutory Trust II with a liquidation value of $1,000 per security. Interest adjusts quarterly at a rate per annum equal to the three-month LIBOR plus 1.89%.with a rate of 2.42% and 2.13% at December 31, 2015 and 2014 . The issuance has a final maturity of 30 years, but may be redeemed at any distribution payment date at the redemption price of 100%.
On June 26, 2003, we issued $15.0 million in Floating Rate Capital Securities of Fidelity Southern Statutory Trust I with a liquidation value of $1,000 per security. Interest adjusts quarterly at a rate per annum equal to the three-month LIBOR plus 3.10%. The rates in effect on December 31, 2015 and 2014, was 3.70% and 3.35%. The issuance has a final maturity of 30 years, but may be redeemed at any distribution payment date at the redemption price of 100%.
The trust preferred securities were sold in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and were not registered under the Securities Act. The payments to the holders of trust preferred securities are fully tax deductible.

The $45.0 million of trust preferred securities issued by our trust subsidiaries, as of December 31, 2015 and 2014, are not consolidated for financial reporting purposes. Thus, the equity investments in the subsidiaries we created to issue the obligations, the obligations themselves, and related dividend income and interest expense are reported on an unconsolidated basis, with the investments in the amount of $1.4 million at December 31, 2015, and 2014, reported as other assets and dividends included as other noninterest income. The obligations, including the amount related to the equity investments along with the Notes, totaled $120.3 million and $46.3 million, at December 31, 2015, and 2014, respectively, and are reported as subordinated debt, net of unamortized issuance costs, with related interest expense reported as interest expense on subordinated debt in our consolidated financial statements.
We included the $45.0 million of trust preferred securities in our Tier 1 capital at December 31, 2015 and 2014 as an element of restricted core capital. Restricted core capital elements are subject to an aggregate 25% of Tier 1 capital, net of goodwill limitation, as defined by the regulatory risk-based capital standards for bank holding companies. These standards also require that trust preferred securities be excluded from Tier 1 capital within five years of the maturity of the underlying junior subordinated notes issued. Our first junior subordinated note matures in June 2033.
Shareholders’ Equity
Shareholders’ equity at December 31, 2015 and 2014, was $301.5 million and $265.0 million, respectively. The $36.5 million increase in shareholders' equity over December 31, 2014 was primarily the result of net income for 2015, partially offset by dividends paid to common shareholders during 2015.
In December 2008, as part of the U.S. Treasury’s Capital Purchase Program, the U.S. Treasury purchased 48,200 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Stock”), and a warrant for an aggregate purchase price of $48.2 million in cash. On June 27, 2012, the Treasury sold all of its shares of the Company’s Preferred Stock in a public offering as part of a modified Dutch auction process. The Company did not receive any proceeds from this auction.
On May 28, 2015, the U.S. Treasury sold its warrant in a private transaction with two unaffiliated third-party investors.
During 2015, we received warrant exercise notices for cash and cashless exercises, resulting in the issuance of 1,487,487 shares of common stock. 1,346,873.41 equivalent shares exercised during 2015 were cashless, resulting in the issuance of 1,140,614 shares of common stock. The cash exercise aggregated $931,354, resulting in the issuance of 346,873 shares of common stock. At December 31, 2015, one investor had a warrant to purchase 1,000,000 shares of our common stock. This warrant expires on December 18, 2018.
On June 10, 2013, the Company closed a $69.0 million public offering of common stock. The proceeds from that offering were used to redeem all of the Preferred Stock and two series of the Company's trust preferred securities.
On April 3, 2014, we filed a shelf registration with the SEC for up to $100 million of common stock, preferred stock, warrants, or debt securities to be issued from time to time for general corporate purposes which may include funding bank and non-bank subsidiaries, financing business expansion, or refinancing or extending the maturity of debt obligations and investments at the holding company level. As of December 31, 2015, we have not utilized the shelf registration.
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases.” The new standard requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. For leases with a term of 12 months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements and provide additional information about the nature of an organization’s leasing activities. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases and amounts previously recognized in accordance with the business combinations guidance for leases. The Company is continuing to evaluate the impact of this ASU on our Consolidated Financial Statements.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” The new guidance is intended to improve the recognition and measurement of financial instruments by requiring: equity investments that do not result in consolidation and are not accounted for under the equity method to be measured at fair value through net income, unless they qualify for the practicability exception for investments that do not have readily determinable fair values; changes in instrument-specific credit risk for financial liabilities that are measured under the fair value option will be recognized in other comprehensive income; and entities will make the assessment of the realizability of a deferred tax asset related to an available-for-sale debt security in combination with other deferred tax assets. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods therein. Early adoption is permitted. The adoption of this ASU is not expected to have a significant impact on our Consolidated Financial Statements.
In September 2015, the FASB issued ASU 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments.” The new guidance eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date. The guidance is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2015. We implemented this ASU as of December 31, 2015. The adoption of this ASU did not have a significant impact on our Consolidated Financial Statements.
In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” which deferred the effective date of ASU 2014-09, “Revenue from Contracts with Customers,” by one year to annual reporting periods beginning after December 15, 2017, and interim reporting periods therein. The FASB had previously issued ASU 2014-09 in May 2014. The amendments in ASU 2014-09 indicate that entities should recognize revenue to reflect the transfers of goods or services to customers in an amount equal to the consideration the entity receives or expects to receive. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that period. The Company is continuing to evaluate the impact of this ASU on our Consolidated Financial Statements.
In June 2015, the FASB issued ASU 2015-10 “Technical Corrections and Improvements.” The amendments in this standard clarify the guidance, correct references and make minor improvements affecting a variety of topics. The substantive amendments are effective for entities during annual reporting periods beginning after December 15, 2015, and interim periods therein, and other amendments are effective immediately. The adoption of this ASU did not have a significant impact on our Consolidated Financial Statements.
In April 2015, the FASB issued ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs,” which amends certain provisions of ASC 835 “Interest-Imputation of Interest.” The amendments in this standard simplify the presentation of debt issuance costs by requiring that these costs be presented as a direct reduction of the related debt liability. The update does not change the recognition and measurement guidance for debt issuance costs. Subsequently, the SEC announced that it would not object to the presentation of debt issuance costs for line-of-credit arrangements as other assets. As a result, in June 2015, the FASB issued ASU 2015-15 “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” to incorporate the SEC’s comments in the codification. ASU 2015-03 is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2015. Early adoption was permitted and we early adopted ASU 2015-03 as of June 30, 2015 on a retrospective basis. The adoption of this ASU resulted in an insignificant balance sheet reclassification of $90,000 between the amounts previously reported as other assets and subordinated debt on our Consolidated Balance Sheets as of December 31, 2014.
In February 2015, the FASB issued ASU 2015-02 “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The amendments in this standard provide guidance for performing a consolidation analysis and all reporting entities will be within the scope of Topic 810. As a result, the ASU clarifies when limited partnerships and other similar entities will be considered variable interest entities; three of the six criteria for determining if fees paid to a decision maker or service provider represent a variable interest were eliminated; reduces the extent to which related party arrangements cause an entity to be considered a primary beneficiary, and eliminates the deferral of ASU 2009-17 for certain investment funds. The amendments are effective for entities during annual reporting periods beginning after December 15, 2015. The Company is continuing to evaluate the impact of this ASU on our Consolidated Financial Statements.
In January 2015, the FASB issued ASU 2015-01 “Income Statement-Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The new guidance eliminates the concept of an extraordinary item. As a result, an entity will no longer segregate extraordinary items from the results of ordinary operations; separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; nor disclose income taxes and EPS data applicable to an extraordinary item. The ASU does not affect the reporting and disclosure requirements for an event that is unusual in nature or that occurs infrequently. The amendments are effective for entities during annual reporting periods beginning after December 15, 2015, and interim reporting periods therein and those requirements may be applied prospectively or retrospectively. The Company is continuing to evaluate the impact of this ASU on our Consolidated Financial Statements.
In August 2014, the FASB issued ASU 2014-15 “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments in this standard provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments will be effective for public entities during annual reporting periods beginning after December 15, 2016, and interim reporting periods therein and those requirements should be applied retrospectively. The Company is continuing to evaluate the impact of this ASU on our Consolidated Financial Statements.
In August 2014, the FASB issued ASU 2014-14 “Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” The amendments in this guidance provide specific guidance on how to classify or measure foreclosed mortgage loans that are government guaranteed. The amendments will be effective for public entities during annual reporting periods beginning after December 15, 2014, and interim reporting periods therein and those requirements should be applied retrospectively. The adoption of this ASU did not have a significant impact on our Consolidated Financial Statements.
In June 2014, the FASB issued ASU 2014-11 “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” The new guidance requires entities to account for repurchase-to-maturity transactions as secured borrowings, eliminates accounting guidance on linked repurchase financing transactions, and expands disclosure requirements for certain transfers of financial assets that are accounted for as sales and certain transfers accounted for as secured borrowings. The amendments are effective for entities during annual reporting periods beginning after December 15, 2014, and interim reporting periods therein. The guidance should be applied by making a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption for any transactions outstanding on the effective date. The adoption of this ASU did not have a significant impact on the our Consolidated Financial Statements.
In January 2014, the FASB issued ASU 2014-04 “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The amendments clarify when an in substance repossession or foreclosure occurs, such that the loan should be derecognized and real estate property should be recognized. The amendments will be effective for entities during annual reporting periods beginning after December 15, 2014, and interim reporting periods therein and those requirements should be applied prospectively. The adoption of this ASU did not have a significant impact on our Consolidated Financial Statements.
Other accounting standards that have been issued by the FASB or other standard-settings bodies are not expected to have a material impact on our financial position, results of operations or cash flows.

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

	2015
(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$33,043	$29,597	$27,516	$26,486
Interest expense	4,897	4,460	3,502	2,945
Net interest income	28,146	25,137	24,014	23,541
Provision for loan losses	3,097	1,328	(182)	108
Securities losses, net	(329)	—	—	—
Noninterest income	29,005	30,619	36,695	32,038
Noninterest expense	43,237	40,049	41,165	38,635
Income before income taxes	10,488	14,379	19,726	16,836
Income tax expense	3,711	5,162	7,275	6,146
Net income	$6,777	$9,217	$12,451	$10,690
Earnings per common share:
Basic	$0.29	$0.41	$0.58	$0.50
Diluted	$0.28	$0.39	$0.52	$0.45
Weighted average shares outstanding - basic	23,083	22,604	21,456	21,380
Weighted average shares outstanding - diluted	24,071	23,903	23,756	23,629

	2014
(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$26,633	$25,891	$26,065	$23,078
Interest expense	3,018	2,727	2,674	2,807
Net interest income	23,615	23,164	23,391	20,271
Provision for loan losses	556	1,859	566	(2,450)
Noninterest income	24,711	27,908	23,318	19,383
Noninterest expense	36,645	35,710	33,743	32,656
Income before income taxes	11,125	13,503	12,400	9,448
Income tax expense	3,912	4,701	4,442	3,385
Net income	$7,213	$8,802	$7,958	$6,063
Earnings per common share:
Basic	$0.34	$0.41	$0.37	$0.28
Diluted	$0.31	$0.38	$0.34	$0.26
Weighted average shares outstanding - basic	21,343	21,318	21,301	21,288
Weighted average shares outstanding - diluted	23,544	23,463	23,427	23,447
Consolidated quarterly financial information (unaudited) presented above reflects the impact of acquisitions as of and for the periods following the acquisition date.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
See Item 7, “Market Risk and Interest Rate Sensitivity” for a quantitative and qualitative discussion about our market risk.

Item 8.    Financial Statements and Supplementary Data

Management's Report on Internal Control over Financial Reporting

Management of Fidelity Southern Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management has assessed the effectiveness of internal control over financial reporting using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework).
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
Based on the testing performed using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework), management of the Company believes that the company's internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

FIDELITY SOUTHERN CORPORATION

by	/s/ JAMES B. MILLER, JR.
James B. Miller, Jr.
Chief Executive Officer and Chairman of the Board

by	/s/ STEPHEN H. BROLLY
Stephen H. Brolly
Chief Financial Officer

March 11, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Fidelity Southern Corporation
We have audited Fidelity Southern Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Fidelity Southern Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Fidelity Southern Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fidelity Southern Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2015 of Fidelity Southern Corporation and subsidiaries and our report dated March 11, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 11, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Fidelity Southern Corporation
We have audited the accompanying consolidated balance sheets of Fidelity Southern Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fidelity Southern Corporation and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fidelity Southern Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 11, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 11, 2016

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
($ in thousands)
Assets
Cash and due from banks	$19,176	$13,246
Interest-bearing deposits with banks	66,957	58,359
Cash and cash equivalents	86,133	71,605
Investment securities available-for-sale	172,397	149,590
Investment securities held-to-maturity (fair value of $14,598 and $7,691, respectively)	14,398	7,349
Loans held-for-sale (includes loans at fair value: $233,525 and $181,424, respectively)	397,834	368,935
Loans	2,896,948	2,253,306
Allowance for loan losses	(26,464)	(25,450)
Loans, net of allowance for loan losses	2,870,484	2,227,856
Premises and equipment, net	79,629	60,857
Other real estate, net	18,677	22,564
Bank owned life insurance	66,109	59,553
Servicing rights	84,944	64,897
Other assets	58,458	51,929
Total assets	$3,849,063	$3,085,135

Liabilities
Deposits
Noninterest-bearing demand deposits	$786,779	$558,018
Interest-bearing deposits	2,392,732	1,900,004
Total deposits	3,179,511	2,458,022
Other borrowings	209,730	291,087
Subordinated debt, net	120,322	46,303
Other liabilities	38,041	24,772
Total liabilities	3,547,604	2,820,184
Shareholders' equity
Preferred stock, no par value. Authorized 10,000,000; no shares issued and outstanding	—	—
Common stock, no par value. Authorized 50,000,000; issued and outstanding 23,140,774 and 21,365,098, respectively	169,848	162,575
Accumulated other comprehensive income, net of tax	1,544	2,814
Retained earnings	130,067	99,562
Total shareholders’ equity	301,459	264,951
Total liabilities and shareholders’ equity	$3,849,063	$3,085,135
See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2015	2014	2013
($ in thousands, except per share data)
Interest income:
Loans, including fees	$111,626	$96,664	$93,439
Investment securities:
Taxable interest income	4,601	4,505	3,567
Nontaxable interest income	335	413	443
Federal funds sold and bank deposits	80	85	114
Total interest income	116,642	101,667	97,563
Interest expense:
Deposits	11,349	9,707	10,418
Other borrowings	650	406	810
Subordinated debt	3,805	1,113	2,733
Total interest expense	15,804	11,226	13,961
Net interest income	100,838	90,441	83,602
Provision for loan losses	4,351	531	5,440
Net interest income after provision for loan losses	96,487	89,910	78,162
Noninterest income:
Service charges on deposit accounts	4,955	4,438	4,156
Other fees and charges	5,356	4,349	3,871
Mortgage banking activities	85,540	55,781	66,560
Indirect lending activities	18,821	18,457	9,040
SBA lending activities	5,265	4,987	3,640
Bank owned life insurance	2,440	1,673	1,273
Securities (losses) gains	(329)	—	189
Other	5,840	5,635	8,149
Total noninterest income	127,888	95,320	96,878
Noninterest expense:
Salaries and employee benefits	76,871	67,006	57,645
Commissions	27,342	19,988	24,676
Occupancy	15,877	12,985	10,342
Communication	4,336	3,897	3,031
Other	38,520	34,878	36,631
Total noninterest expense	162,946	138,754	132,325
Income before income tax expense	61,429	46,476	42,715
Income tax expense	22,294	16,440	15,077
Net income	39,135	30,036	27,638
Preferred stock dividends and accretion of discount	—	—	(2,463)
Net income available to common equity	$39,135	$30,036	$25,175

Earnings per common share:
Basic	$1.77	$1.41	$1.35
Diluted	$1.64	$1.28	$1.21

Net income	$39,135	$30,036	$27,638
Other comprehensive (loss) income, net of tax:
Change in net unrealized (losses) / gains on available-for-sale securities, net of tax (benefit) / expense of ($653), $1,130, and ($1,508)	(1,066)	1,846	(2,460)
Adjustment for net losses / (gains) included in net income, net of tax (benefit) / expense of ($125), $0, and $72	(204)	—	(117)
Total other comprehensive (loss) income, net of tax	(1,270)	1,846	(2,577)
Comprehensive income	$37,865	$31,882	$25,061
 See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Accumulated Other Comprehensive Income (Loss) Net of Tax	Retained Earnings	Total
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2012	48	$47,344	14,780	$84,079	$3,545	$57,920	$192,888
Net income	—	—	—	—	—	27,638	27,638
Other comprehensive loss, net of tax	—	—	—	—	(2,577)	—	(2,577)
Comprehensive income	—	—	—	—	—	—	25,061
Common stock issued under various employee plans, net	—	—	380	3,744	—	—	3,744
Preferred stock redemption, including accretion of discount	(48)	(47,344)	—	—	—	(856)	(48,200)
Stock issuance	—	—	5,750	65,419	—	—	65,419
Preferred stock dividend paid	—	—	—	—	—	(1,607)	(1,607)
Common stock dividend	—	—	433	6,104	—	(6,104)	—
Cash dividends paid	—	—	—	—	—	(1,075)	(1,075)
Balance at December 31, 2013	—	$—	21,343	$159,346	$968	$75,916	$236,230
Net income	—	—	—	—	—	30,036	30,036
Other comprehensive income, net of tax	—	—	—	—	1,846	—	1,846
Comprehensive income	—	—	—	—	—	—	31,882
Common stock issued under various employee plans, net	—	—	22	3,229	—	—	3,229
Cash dividends paid	—	—	—	—	—	(6,390)	(6,390)
Balance at December 31, 2014	—	$—	21,365	$162,575	$2,814	$99,562	$264,951
Net income	—	—	—	—	—	39,135	39,135
Other comprehensive loss, net of tax	—	—	—	—	(1,270)	—	(1,270)
Comprehensive income	—	—	—	—	—	—	37,865
Common stock issued under various employee plans, net	—	—	289	6,342	—	—	6,342
Stock issuance pursuant to exercise of warrants	—	—	1,487	931	—	—	931
Cash dividends paid	—	—	—	—	—	(8,630)	(8,630)
Balance at December 31, 2015	—	$—	23,141	$169,848	$1,544	$130,067	$301,459
See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$39,135	$30,036	$27,638
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	4,351	531	5,440
Depreciation and amortization of premises and equipment	5,041	4,346	3,461
Amortization (accretion) of FDIC indemnification asset, net	891	820	(450)
Accretion of purchase discounts or premiums, net	(230)	(1,871)	(2,524)
Other amortization	481	157	244
Impairment of other real estate	460	2,158	4,063
Amortization and impairment of servicing rights, net	15,885	13,038	8,264
Share-based compensation expense	1,468	1,655	1,270
Net loss (gain) on investment securities sales	329	—	(189)
Gains on loan sales, including origination of servicing rights	(84,635)	(60,503)	(63,824)
Net gain on sales of other real estate	(3,084)	(3,299)	(4,374)
Loss on disposal of premises and equipment	140	—	—
Net income on bank owned life insurance	(2,400)	(1,566)	(1,162)
Net change in deferred income tax	6,540	15,936	3,340
Net change in fair value of loans held-for-sale	(2,490)	(1,811)	6,031
Originations of loans held for sale	(3,216,100)	(2,664,366)	(2,946,647)
Proceeds from sales of loans held for sale	3,232,045	2,515,314	3,092,682
Net payments received from FDIC under loss-share agreements	480	5,606	8,171
(Decrease) increase in other assets	(464)	(1,746)	908
Increase (decrease) in other liabilities	5,112	3,626	(1,765)
Net cash provided by (used in) operating activities	2,955	(141,939)	140,577
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(30,821)	(5,006)	(73,966)
Proceeds from sales of investment securities available-for-sale	22,633	—	9,047
Maturities and calls of investment securities available-for-sale	27,799	27,344	46,518
Purchases of investment securities held-to-maturity	(5,018)	(4,334)	—
Maturities and calls of investment securities held-to-maturity	1,163	1,036	2,111
Purchases of FHLB stock	(10,195)	(19,260)	(5,355)
Redemption of FHLB stock	11,487	13,174	7,691
Net proceeds from sales of loans previously classified as held for investment	—	52,211	47,625
Net increase in loans	(463,366)	(426,029)	(191,414)
Proceeds from bank owned life insurance	844	868	—
Purchase of bank owned life insurance	(5,000)	(25,000)	—
Proceeds from sales of other real estate	17,682	21,649	31,161
Purchases of premises and equipment	(12,160)	(13,406)	(10,347)
Cash received in excess of cash paid for acquisitions	215,472	161,997	—
Net cash used in investing activities	(229,480)	(214,756)	(136,929)

	FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

	Years Ended December 31,
(in thousands)	2015	2014	2013
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	138,794	48,638	106,378
Net increase in interest-bearing deposits	127,032	36,065	28,063
Net (decrease) increase in other short-term borrowings	(65,626)	81,854	(22,927)
Proceeds from FHLB advances	910,000	688,000	262,000
Repayments on FHLB advances	(940,000)	(538,000)	(305,500)
Issuance of subordinated debt	75,000	—	—
Payment of debt issuance costs	(1,069)	—	—
Redemption of subordinated debt	—	—	(21,134)
Redemption of preferred stock	—	—	(48,200)
Proceeds from the issuance of common stock, net	5,552	1,574	67,893
Common stock dividends paid	(8,630)	(6,390)	(1,075)
Preferred stock dividends paid	—	—	(1,607)
Net cash provided by financing activities	241,053	311,741	63,891
Net increase (decrease) in cash and cash equivalents	14,528	(44,954)	67,539
Cash and cash equivalents, beginning of year	71,605	116,559	49,020
Cash and cash equivalents, end of year	$86,133	$71,605	$116,559

	Years Ended December 31,
(in thousands)	2015	2014	2013
Supplemental cash flow information and non-cash disclosures:
Cash paid during the year for:
Interest	$15,099	$11,275	$15,004
Income taxes	9,518	970	17,391
Acquisitions
Assets acquired	255,280	9,025	—
Liabilities assumed	470,752	171,022	—
Transfers from investment securities available-for-sale to investment securities held-to-maturity	3,194	—	—
Transfers from loans held-for-sale to loans held for investment	6,349	4,134	3,161
Transfers of loans to other real estate	4,742	12,090	22,076
Accretion of discount on preferred stock	—	—	856
Stock dividends	—	—	6,104
See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)
December 31, 2015
1. Summary of Significant Accounting Policies
Nature of Operations
Fidelity Southern Corporation (“FSC” or “Fidelity”) is a bank holding company headquartered in Atlanta, Georgia. Fidelity conducts operations primarily through Fidelity Bank, a state chartered wholly-owned subsidiary (the “Bank”), and LionMark Insurance Company (“LionMark”), an insurance agency offering consumer credit related insurance products. The “Company” or “our,” as used herein, includes FSC and its consolidated subsidiaries, unless the context requires otherwise.
The Bank provides a full range of financial products and services for retail customers and small to medium-sized businesses, primarily spanning the metropolitan Atlanta and Jacksonville, Orlando and Sarasota-Bradenton, Florida markets. We also conduct indirect automobile lending, residential mortgage lending and SBA lending activities in thirteen states. The Bank attracts deposits from individuals and businesses and uses these deposits and borrowed funds to originate commercial, residential mortgage, construction and installment loans, of which a portion are sold with servicing retained by the Bank. The Bank also offers trust services to individuals; as well as cash management services, remote deposit services and international trade services for businesses. Through its marketing partners, the Bank offers merchant services for businesses and credit cards for both individuals and businesses.
The Company principally operates in one business segment, which is community banking.
Basis of Consolidation
The consolidated financial statements have been prepared in conformity with U. S. generally accepted accounting principles (“GAAP”) followed within the financial services industry. The consolidated financial statements include the accounts of Fidelity and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. All normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. Certain amounts previously reported have been reclassified to conform to the current presentation. Such reclassifications had no effect on prior year net income or shareholders' equity.
The Company also has three unconsolidated subsidiaries, as of December 31, 2015, that were established prior to 2015 for the purpose of issuing trust preferred securities. The equity investments are reported as other assets and dividends are included as other noninterest income. The obligations are reported as subordinated debt, with related interest expense reported as interest on subordinated debt.
Use of Estimates
In preparing the consolidated financial statements, management makes estimates and assumptions based on available information that affect the reported amounts of assets and liabilities as of the balance sheet dates, revenues and expenses for the periods reported and the disclosures provided. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the calculations of, amortization of, and the potential impairment of capitalized servicing rights, the valuation of loans held-for-sale and certain derivatives, the valuation of real estate or other assets acquired in connection with foreclosures or in satisfaction of loans, estimates used for fair value acquisition accounting, and valuation of deferred income taxes. In addition, the actual lives of certain amortizable assets and income items are estimates subject to change.
The determination of the adequacy of the allowance for loan losses is based on estimates that are susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the valuation of capitalized servicing rights and loans held-for sale; estimated losses on real estate or other assets acquired in connection with foreclosure; and fair value acquisition accounting, management obtains independent valuations. In evaluating the Company's net deferred tax assets, management considers the level of future revenues and their capacity to fully utilize the current levels of net deferred tax assets.
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
If the fair value of a security is less than its amortized cost basis as of the balance sheet date, management must determine if the security has an other than temporary impairment (“OTTI”) loss. In estimating OTTI losses, the Company considers, (i) whether it has decided to sell the security, (ii) whether it is more likely than not that the Company will have to sell the security before its market value recovers, and (iii) whether the present value of expected cash flows is sufficient to recover the entire amortized cost basis. When assessing the security’s expected cash flows, the Company considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost and (ii) the financial condition and near-term prospects of the issuer.
Loans held-for-sale
Loans held-for-sale include the majority of originated residential mortgage loans, certain Small Business Administration (“SBA”) loans, and a pool of indirect automobile loans, which the Company has the intent and ability to sell. The Company has elected to account for residential mortgage loans held-for-sale under the fair value option (“FVO”). The fair value of committed residential mortgage loans held-for-sale is determined by outstanding commitments from investors and the fair value of uncommitted loans is based on current delivery prices in the secondary mortgage market. Origination fees and costs are recognized in earnings at the time of origination for residential mortgage loans held-for-sale.
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
Loans and Interest Income
Loans originated for investment are reported at principal balance and include net deferred amounts. Net deferred amounts are comprised of deferred loan fees, net of certain origination costs; loan discounts; and indirect dealer reserves. Interest income is recognized in the Consolidated Statements of Comprehensive Income as it is earned, using the effective yield interest method on the daily principal balance. Net deferred amounts are recognized as part of interest income over the expected lives of the underlying loans using the effective interest method.
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
In addition, troubled debt restructurings (“TDRs”) occur when a borrower is experiencing financial difficulty and the Company has granted an economic concession to the borrower. Prior to modifying a borrower's loan terms, the Company performs an evaluation of the borrower's financial condition and ability to service the loan under the potential modified loan terms. The types of concessions granted are generally interest rate reductions or term extensions. If a loan is accruing at the time of modification, the loan remains on accrual status and is subject to the Company's charge-off and nonaccrual policies. If a loan is on nonaccrual status before it is determined to be a TDR, then the loan remains on nonaccrual status. TDRs may be returned to accrual status if there has been at least a six-month sustained period of repayment performance by the borrower. Interest income recognition on impaired loans is dependent on nonaccrual status. All originated loans whose terms have been modified in a TDR are considered impaired.
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
The Company has extended loans to certain officers and directors. The Company does not believe these loans involve more than the normal risk of collectability or present other unfavorable features when originated. None of the related party loans were classified as nonaccrual, past due, restructured, or potential problem loans at December 31, 2015 or 2014.
Allowance for Loan Losses
The allowance for loan losses (“ALL”) is a valuation allowance for probable incurred credit losses. The ALL is maintained at a level which, in management's opinion, is appropriate to absorb credit losses inherent in the loan portfolio as of the balance sheet date.
The Company delineates between loans accounted for under the contractual yield method, primarily originated or legacy loans, and loans accounted for as purchased impaired loans. Further, the Company attributes portions of the allowance for credit losses to loans that it evaluates individually, and to groups of loans and loan commitments that it evaluates collectively. The Company believes the entire allowance attributable to loans accounted for under the contractual yield method is available to absorb all losses inherent within that loan portfolio.
The Company utilizes a historical analysis of the Company's loan portfolio to validate the overall appropriateness of the ALL. In addition to these objective criteria, the Company subjectively assesses the appropriateness of the ALL with consideration given to current economic conditions, changes to loan policies, the volume and type of lending, composition of the portfolio, the level of classified and criticized loans, seasoning of the loan portfolio, payment status and other factors. The ALL is adjusted through provisions for loan losses charged to operations. Loan losses are charged against the ALL when management believes the uncollectibility of a loan, in whole or in part, is confirmed. Subsequent recoveries, if any, are credited to the ALL.
The ALL for originated loans consists of specific, general, and unallocated components. The specific component is established to the extent that the estimated value of an impaired loan is less than the recorded investment. The general component covers non-impaired loans and is based on historical loss experience, current economic trends, current underwriting standards, and other qualitative factors that management believes might impact the estimated losses in the portfolio. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
The ALL for acquired loans is evaluated at each reporting date subsequent to acquisition. For acquired performing loans, an allowance is determined for each loan pool using a methodology similar to that described above for originated loans and then compared to the remaining fair value discount for that pool. For purchased credit impaired loans, estimated cash flows expected to be collected are re-evaluated at each reporting date for each loan pool. These evaluations require the continued use and updating of key assumptions and estimates such as default rates, loss severity given default an prepayment speed assumptions, similar to those used for the initial fair value estimate. Management judgment must be applied in developing these assumptions. Purchased credit impaired loans are not reported with impaired loans or troubled debt restructurings, even if they would otherwise qualify for such treatment. The methodology also considers the remaining fair value discounts recognized upon acquisition associated with purchased non-impaired loans in estimating a general allowance and also includes establishing an ALL for purchased credit-impaired loans that have deteriorated since acquisition.
The appropriateness of the ALL is evaluated quarterly using an established process determined by management and the Credit Review Department. Nonperforming commercial loans with outstanding balances exceeding $50,000, as well as certain other performing loans with greater than normal credit risks, are reviewed to determine the level of allowance required to be specifically allocated to these loans. For the general component of the ALL, the loan portfolio is segregated by type of loan, evaluated for exposure to risks, and allocated a loss percentage factor for each homogeneous portfolio. While allocations of the ALL may be made for specific loans, the entire ALL is available for any loan that, in management's judgment, should be charged off.
Management believes that the ALL is appropriate as of the balance sheet date. The ALL evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the ALL may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, conduct periodic reviews and may require additions to the ALL based on their judgment about information available to them at the time of their examination.

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
Other Real Estate
Other Real Estate (“ORE”) represents property acquired through foreclosure or deed in lieu of foreclosure in satisfaction of loans. ORE is reported at the lower of cost or fair value, less estimated selling costs. Fair value is normally determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources. At the time of foreclosure or initial possession of collateral, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the ALL. After the transfer to ORE, the fair value less estimated selling costs becomes the new cost basis for the ORE. Costs to complete houses foreclosed during construction are capitalized.
Management reviews the fair value of ORE on a quarterly basis. Subsequent changes are recorded as part of other noninterest expense in the Consolidated Statements of Comprehensive Income. In assessing fair value, management considers circumstances such as change in economic conditions since the last appraisal, stale appraisals or imprecision and subjectivity in the appraisal process. Generally, a new appraisal is received at least annually on each ORE property. Gains or losses on sales of ORE are recorded in other noninterest income (for gains) and noninterest expense (for losses) and operating costs after acquisition are recorded in other noninterest expense on the Consolidated Statements of Comprehensive Income.
Bank Owned Life Insurance
Bank owned life insurance (“BOLI”) is long-term life insurance on the lives of certain current and former employees where the insurance policy benefits and ownership are retained by the Company. BOLI is recorded at its cash surrender value on the Consolidated Balance Sheets. Changes in the cash surrender value and gains from the death benefit are recorded in noninterest income on the Consolidated Statements of Comprehensive Income. The cash value accumulation on BOLI is permanently tax deferred if the policy is held to the insured person's death and certain other conditions are met.
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
The Company sells certain residential mortgage loans, indirect automobile loans, and SBA loans to third parties. All such transfers are accounted for as sales by the Company and it does not engage in securitization activities with respect to such loans. Gains or losses upon sale, in addition to servicing fees, are recorded as part of noninterest income from mortgage banking activities, indirect lending activities, and SBA lending activities, as applicable, in the Consolidated Statements of Comprehensive Income. While the Company may retain a portion of certain sold SBA and indirect automobile loans, its continuing involvement in the portion of the loan that was sold is limited to certain servicing responsibilities. When the Company sells a residential mortgage loan, it does not retain any portion of that loan and its continuing involvement in such transfers is limited to certain servicing responsibilities. The Company is not required to provide additional financial support to any of these entities and has not provided any support it was not obligated to provide.
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
Derivative Financial Instruments
The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage banking activities which includes the use of forward contracts and other derivatives as a normal part of its mortgage banking activities. The Company enters into these derivative contracts to economically hedge risks associated with overall price risk related to interest rate lock commitments (“IRLCs”) and mortgage loans held-for-sale for which the fair value option has been elected. Forward sales commitments are contracts for the delayed delivery or net settlement of the underlying instrument, such as a mortgage loan, where the seller agrees to deliver on a specified future date, either a specified instrument at a specified price or yield or the net cash equivalent of an underlying instrument. These hedges are used to preserve the Company’s position relative to future sales of mortgage loans to third parties in an effort to minimize the volatility of the expected gain on sale from changes in interest rates and the associated pricing changes.
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
Acquired Loans and FDIC Indemnification Asset
Acquired loans are recorded at fair value in accordance with the fair value methodology consistent with the exit price concept. Credit risk assumptions and any resulting credit discounts are included in the determination of fair value. As a result, an allowance for credit losses is not recorded at the acquisition date. The determination of fair value includes estimates related to discount rates, expected prepayments and the amount and timing of undiscounted expected principal, interest, and other cash flows.
The Company reports its acquired loans separately as purchased credit impaired (“PCI”) or non-purchased credit impaired. Acquired loans with evidence of credit quality deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be PCI loans. At the time of acquisition, loans are accounted for individually or aggregated into loan pools with similar risk characteristics, which include: whether the loan is performing according to contractual terms at the time of acquisition; the loan type based on regulatory reporting guidelines for mortgage, consumer, or commercial loans; the nature of collateral; the interest rate type, whether fixed or variable; and the loan payment type, primarily whether the loan is amortizing or interest-only.
The Company uses certain loan information for each of these pools, including outstanding principal balance, estimated expected losses, weighted average maturity, weighted average term to re-price (if a variable rate loan), weighted average margin, and weighted average interest rate, to estimate the expected cash flows. For PCI loans, expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of future cash flows is reasonably estimable. For purchased loans that were not deemed PCI as of acquisition date, the difference between the fair value and unpaid principal balance of the loan at acquisition referred to as a purchase premium or purchase discount, is amortized or accreted to interest income over the estimated life of the loans using a method that approximates the interest method.
Subsequent to acquisition, the Company projects the acquired loans' cash flows at least quarterly for each PCI loan and/or loan pool. Increases in estimated cash flows above those expected at acquisition are recognized on a prospective basis as interest income over the remaining life of the loan or loan pool. Decreases in expected cash flows subsequent to acquisition result in recognition of a provision for loan losses. PCI loans are placed on nonaccrual status when the Company cannot reasonably estimate cash flows on a loan or loan pool.
Certain loans and ORE acquired in past FDIC-assisted transactions (collectively referred to as “covered assets”) are covered by Loss Share Agreements (“Loss Share Agreements”) between the Bank and the FDIC, which affords the Bank significant protection against future losses. Under the Loss Share Agreements, the Bank recorded a receivable from the FDIC equal to the reimbursable portion of the estimated losses on the covered assets. The receivable (“FDIC indemnification asset”) is measured separately from the covered assets as it is not contractually embedded in the covered assets and not transferable with the covered assets should a decision be made to dispose of them.

The fair value of the FDIC indemnification asset was estimated at the acquisition date using projected cash flows related to the Loss Share Agreements based on the expected reimbursements for losses and the applicable loss sharing percentages. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the expected FDIC reimbursements. These amounts do not include reimbursable amounts related to future covered expenditures. The Company partially offsets any recorded provision for loan losses related to covered loans by recording an increase in the FDIC indemnification asset based on the expected decrease in the cash flow of covered loans. An increase in cash flows on covered loans results in a decrease in the FDIC indemnification asset, which is recognized in the future as negative accretion through other noninterest income on the Consolidated Statements of Comprehensive Income over the shorter of the remaining life of the FDIC indemnification asset or the underlying loans. The Company incurs expenses related to the covered assets, which are reimbursable as incurred under the Loss Share Agreements and are included in quarterly claims made to the FDIC.
The Loss Share Agreements also include “clawback” provisions. The clawback provisions require the Company to make payments to the FDIC to the extent that specified cumulative loss floors are not met. Improvement in the performance of covered assets in excess of current expectations, particularly in regard to improvements in recoveries and/or reduced losses, through expiration of the recovery periods could result in reduced levels of cumulative losses that trigger the clawback provisions within any or all of the applicable loss share agreements.
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
A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.
Deposits
Deposits from related parties held by the Company through the Bank amounted to $86.6 million and $74.9 million at December 31, 2015 and 2014, respectively.
Share-based Compensation
The Company uses the fair value method of recognizing expense for share-based compensation. Compensation cost is measured at the grant date based on the value of the award and is recognized on a straight-line basis over the vesting period.
Earnings Per Common Share (“EPS”)
Basic EPS is computed by dividing income available to common equity by the weighted average number of common shares outstanding during the period. All outstanding unvested restricted shares are considered participating securities for this calculation. Diluted EPS includes the dilutive effect of additional potential common shares issuable under contracts (e.g., options, warrants). Potentially dilutive shares are determined using the treasury stock method.
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

Adoption of New Accounting Standards and Newly Issued Not Yet Effective Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases.” The new standard requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. For leases with a term of 12 months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements and provide additional information about the nature of an organization’s leasing activities. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases and amounts previously recognized in accordance with the business combinations guidance for leases. The Company is continuing to evaluate the impact of this ASU on our Consolidated Financial Statements.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” The new guidance is intended to improve the recognition and measurement of financial instruments by requiring: equity investments that do not result in consolidation and are not accounted for under the equity method to be measured at fair value through net income, unless they qualify for the practicability exception for investments that do not have readily determinable fair values; changes in instrument-specific credit risk for financial liabilities that are measured under the fair value option will be recognized in other comprehensive income; and entities will make the assessment of the realizability of a deferred tax asset related to an available-for-sale debt security in combination with other deferred tax assets. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods therein. Early adoption is permitted. The adoption of this ASU is not expected to have a significant impact on the Company's Consolidated Financial Statements.
In September 2015, the FASB issued ASU 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments.” The new guidance eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date. The guidance is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2015. The Company implemented this ASU as of December 31, 2015. The adoption of this ASU did not have a significant impact on the Company's Consolidated Financial Statements.
In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” which deferred the effective date of ASU 2014-09, “Revenue from Contracts with Customers,” by one year to annual reporting periods beginning after December 15, 2017, and interim reporting periods therein. The FASB had previously issued ASU 2014-09 in May 2014. The amendments in ASU 2014-09 indicate that entities should recognize revenue to reflect the transfers of goods or services to customers in an amount equal to the consideration the entity receives or expects to receive. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that period. The Company is continuing to evaluate the impact of this ASU on its Consolidated Financial Statements.
In June 2015, the FASB issued ASU 2015-10 “Technical Corrections and Improvements.” The amendments in this standard clarify the guidance, correct references and make minor improvements affecting a variety of topics. The substantive amendments are effective for entities during annual reporting periods beginning after December 15, 2015, and interim periods therein, and other amendments are effective immediately. The adoption of this ASU did not have a significant impact on the Company's Consolidated Financial Statements.
In April 2015, the FASB issued ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs,” which amends certain provisions of ASC 835 “Interest-Imputation of Interest.” The amendments in this standard simplify the presentation of debt issuance costs by requiring that these costs be presented as a direct reduction of the related debt liability. The update does not change the recognition and measurement guidance for debt issuance costs. Subsequently, the SEC announced that it would not object to the presentation of debt issuance costs for line-of-credit arrangements as other assets. As a result, in June 2015, the FASB issued ASU 2015-15 “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” to incorporate the SEC’s comments in the codification. ASU 2015-03 is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2015. Early adoption was permitted and the Company early adopted ASU 2015-03 as of June 30, 2015 on a retrospective basis. The adoption of this ASU resulted in an insignificant balance sheet reclassification of $90,000 between the amounts previously reported as other assets and subordinated debt on the Consolidated Balance Sheets as of December 31, 2014.

In February 2015, the FASB issued ASU 2015-02 “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The amendments in this standard provide guidance for performing a consolidation analysis and all reporting entities will be within the scope of Topic 810. As a result, the ASU clarifies when limited partnerships and other similar entities will be considered VIEs; three of the six criteria for determining if fees paid to a decision maker or service provider represent a variable interest were eliminated; reduces the extent to which related party arrangements cause an entity to be considered a primary beneficiary, and eliminates the deferral of ASU 2009-17 for certain investment funds. The amendments are effective for entities during annual reporting periods beginning after December 15, 2015. The Company is continuing to evaluate the impact of this ASU on our Consolidated Financial Statements.
In January 2015, the FASB issued ASU 2015-01 “Income Statement-Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The new guidance eliminates the concept of an extraordinary item. As a result, an entity will no longer segregate extraordinary items from the results of ordinary operations; separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; nor disclose income taxes and EPS data applicable to an extraordinary item. The ASU does not affect the reporting and disclosure requirements for an event that is unusual in nature or that occurs infrequently. The amendments are effective for entities during annual reporting periods beginning after December 15, 2015, and interim reporting periods therein and those requirements may be applied prospectively or retrospectively. The Company is continuing to evaluate the impact of this ASU on our Consolidated Financial Statements.
In August 2014, the FASB issued ASU 2014-15 “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments in this standard provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments will be effective for public entities during annual reporting periods beginning after December 15, 2016, and interim reporting periods therein and those requirements should be applied retrospectively. The Company is continuing to evaluate the impact of this ASU on its Consolidated Financial Statements.
In August 2014, the FASB issued ASU 2014-14 “Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” The amendments in this guidance provide specific guidance on how to classify or measure foreclosed mortgage loans that are government guaranteed. The amendments will be effective for public entities during annual reporting periods beginning after December 15, 2014, and interim reporting periods therein and those requirements should be applied retrospectively. The adoption of this ASU did not have a significant impact on the Company's Consolidated Financial Statements.
In June 2014, the FASB issued ASU 2014-11 “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” The new guidance requires entities to account for repurchase-to-maturity transactions as secured borrowings, eliminates accounting guidance on linked repurchase financing transactions, and expands disclosure requirements for certain transfers of financial assets that are accounted for as sales and certain transfers accounted for as secured borrowings. The amendments are effective for entities during annual reporting periods beginning after December 15, 2014, and interim reporting periods therein. The guidance should be applied by making a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption for any transactions outstanding on the effective date. The adoption of this ASU did not have a significant impact on the Company's Consolidated Financial Statements.
In January 2014, the FASB issued ASU 2014-04 “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The amendments clarify when an in substance repossession or foreclosure occurs, such that the loan should be derecognized and real estate property should be recognized. The amendments will be effective for entities during annual reporting periods beginning after December 15, 2014, and interim reporting periods therein and those requirements should be applied prospectively. The adoption of this ASU did not have a significant impact on the Company’s Consolidated Financial Statements.
Other accounting standards that have been issued by the FASB or other standard-settings bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

2. Business Combinations
The Company accounts for its acquisitions as business combinations. As such, the purchase price is allocated to the fair value of the assets acquired and liabilities assumed as of the acquisition date. Determining the fair value of assets and liabilities, particularly illiquid assets and liabilities, is a complicated process involving significant judgment regarding estimates and assumptions used to calculate estimated fair value. Information regarding the Company's loan discount and core deposit intangible asset may be adjusted as the Company refines its estimates. Purchase price allocations on completed acquisitions may be modified through the measurement date which cannot exceed one year from the acquisition date. If we recognize adjustments to provisional amounts that are identified during the measurement period, the amounts will be reported in the period in which the adjustment amounts are determined. Fair value adjustments based on updated estimates could materially affect the goodwill, if any, recorded on the acquisition. The Company may incur losses on the acquired loans that are materially different from losses originally projected. Acquisition related costs are expensed.
The core deposit intangibles recorded in connection with business combinations represent the value of the acquired core deposit base, and other identifiable intangible assets which are periodically evaluated for impairment and adjusted if appropriate. Core deposit intangibles are amortized over their estimated useful lives, ranging up to 10 years.
The effects of the acquired assets and liabilities have been included in the consolidated financial statements since their respective acquisition date. Pro forma results have not been disclosed as those amounts are not significant to the unaudited consolidated financial statements.
The Bank of Georgia
On October 2, 2015, the Bank entered into a Purchase and Assumption Agreement (“Agreement”) with the Federal Deposit Insurance Corporation (the “FDIC”), as Receiver of The Bank of Georgia, located in Peachtree City, Georgia (“The Bank of Georgia”), and the FDIC, acting in its corporate capacity, pursuant to which the Bank acquired substantially all of the assets and assumed all of the deposits of The Bank of Georgia.
Under the terms of the Agreement, the Bank acquired approximately $281 million in assets, including approximately $145 million in loans, and assumed approximately $266 million in customer deposits, as shown in the table below. Pursuant to the Agreement, the Bank received a fair value adjustment on the assets in the amount of $20.4 million on the assets acquired and paid the FDIC a premium of 3.0% to assume all customer deposits. To settle the transaction, the FDIC made a cash payment to the Bank totaling approximately $41.4 million, based on the differential between liabilities assumed and assets acquired. Additionally, the Bank acquired The Bank of Georgia's seven branches, which are located in the following Georgia cities: Peachtree City, Fayetteville, Tyrone, Sharpsburg, Newnan, and Fairburn. With this acquisition, the Company expanded its retail branch footprint in Coweta and Fayette counties, both of which are suburbs of Atlanta.
The terms of the Agreement provide for the FDIC to indemnify the Company against certain claims, including, but not limited to, claims with respect to liabilities and assets of The Bank of Georgia or any of their affiliates not assumed or otherwise purchased by the Company, with respect to claims made by shareholders of The Bank of Georgia, with respect to claims based on the rights of any creditors of The Bank of Georgia and with respect to claims based on any action by The Bank of Georgia’s former directors, officers and other employees. The transaction did not include a loss sharing agreement with the FDIC.
The following table represents the fair value of assets and liabilities acquired in the FDIC-assisted acquisition of The Bank of Georgia. The amount allocated to goodwill was insignificant.

(in thousands)
Assets
Cash and cash equivalents	$68,732
Investment securities	48,596
Loans	144,765
Premises and equipment	9,044
Other real estate	6,429
Core deposit intangible	2,162
Other assets	1,055
Fair value of assets acquired	$280,783

Liabilities
Deposits
Noninterest-bearing demand deposits	$58,272
Interest-bearing deposits	208,104
Total deposits	266,376
Repurchase agreements	13,812
Other liabilities	595
Fair value of liabilities assumed	$280,783
Branch Acquisitions During 2015 and 2014
On September 11, 2015, the Company acquired certain loans and deposits from First Bank, a Missouri bank, and eight branches in the Sarasota-Bradenton, Florida area which expanded the Company's presence in that market. Net cash proceeds of $116.0 million were received in the transaction.
On January 5, 2015, the Company acquired certain loans and deposits from the St. Augustine, Florida branch of Florida Capital Bank, N.A. Net cash proceeds of $30.7 million were received in the transaction.

On September 19, 2014, the Company assumed the deposits of six branches of CenterState Bank of Florida, N.A. and acquired five of those branch locations pursuant to a definitive agreement entered into on June 5, 2014. No loans were acquired in the transaction. Net cash proceeds of $162.0 million were received in the transaction.
The combined acquired fair value of assets and liabilities for both branch acquisitions in 2015 and the branch acquisition in 2014 are presented in the following table. The amount allocated to goodwill was insignificant.

	Branch acquisitions for the year ended
	December 31,
(in thousands)	2015	2014
Assets
Cash and cash equivalents	$146,740	$161,997
Loans	36,517	—
Premises and equipment	3,596	7,241
Core deposit intangible	2,905	1,774
Other assets	211	10
Fair value of assets acquired	$189,969	$171,022

Liabilities
Deposits
Noninterest-bearing deposits	$31,695	$21,156
Interest-bearing deposits	157,592	149,710
Total deposits	189,287	170,866
Other liabilities	682	156
Fair value of liabilities assumed	$189,969	$171,022
FDIC Indemnification Asset
Certain loans and other real estate acquired in the past FDIC-assisted acquisitions of Decatur First Bank and Security Exchange Bank are covered by Loss Share Agreements between the Bank and the FDIC which affords the Bank significant protection against future losses. Under the Loss Share Agreements, the FDIC has agreed to reimburse the Bank for 80% of all losses incurred in connection with those covered assets for a period of five years for non-single family loans and other real estate and 80% of all losses incurred in connection with covered single family loans for a period of 10 years. The Loss Share Agreement covering the Decatur First Bank non-single family FDIC acquired portfolio will expire in December 2016.
Because the FDIC will reimburse the Company for 80% of losses incurred on the covered assets, the FDIC Indemnification asset was recorded at fair value at the acquisition date. The FDIC indemnification asset is adjusted quarterly based on changes in expected losses and remittances received. There were no single family loans included in the Loss Share Agreement for Security Exchange Bank. New loans made after the date of the transactions are not covered by the provisions of the Loss Share Agreements.
A summary of activity for the FDIC indemnification asset, included in other assets in the accompanying Consolidated Balance Sheets, follows:

	For the Year Ended
(in thousands)	December 31, 2015	December 31, 2014
Beginning balance	$5,011	$14,136
Net amortization	(891)	(820)
Additional (fewer) estimated covered losses	83	(1,602)
Loss share remittances	(480)	(4,595)
Loans paid in full/ORE sold	(403)	(2,108)
Ending balance	$3,320	$5,011
The Company had $591,000 recorded at December 31, 2015 to reserve for the amount of estimated clawback consideration due to the FDIC under the Loss Share Agreements based on projected net losses. The sum of the historical and remaining projected losses and recoveries under one agreement was less than the clawback threshold due to the FDIC based on projected net losses.

3. Regulatory Matters
FSC is regulated by the Board of Governors of the Federal Reserve Board and is subject to the securities registration and public reporting regulations of the SEC. The Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Georgia Department of Banking and Finance.
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
In addition to the risk-based capital requirements described above, we are subject to a leverage capital requirement, which calls for a minimum ratio of Tier 1 capital to quarterly average total assets of 4.00%. The Bank is also subject to a Common Equity Tier 1 capital to total risk-weighted assets ratio of 4.50%. Common Equity Tier 1 Capital is comprised of Tier 1 capital less amounts attributable to qualifying non-cumulative perpetual preferred stock and minority interests in consolidated subsidiaries.
The following table sets forth the capital requirements for the Bank under FDIC regulations and the Bank’s capital ratios at December 31, 2015 and 2014.

			FDIC Regulations
	December 31,		Adequately Capitalized	Well Capitalized
Capital Ratios:	2015	2014
Leverage	8.35%	9.76%	4.00%	5.00%
Risk-Based Capital:
Common Equity Tier 1	8.53%	N/A	4.50%	6.50%
Tier 1	8.99%	10.38%	6.00%	8.00%
Total	12.23%	11.69%	8.00%	10.00%
The Company is not subject to the provisions of prompt corrective action. The FRB, as the primary regulator of FSC, has established minimum capital requirements as a function of its oversight of bank holding companies.
The following table depicts FSC’s capital ratios at December 31, 2015 and 2014, in relation to the minimum capital ratios established by the regulations of the FRB.

	December 31, 2015		December 31, 2014
($ in thousands)	Amount	Percent	Amount	Percent
Common Equity Tier 1 Capital:
Actual	$283,788	8.20%	N/A	N/A
Minimum	155,820	4.50%	N/A	N/A
Excess	$127,968	3.70%	N/A	N/A
Tier 1 Capital:
Actual	$328,751	9.50%	$303,279	11.07%
Minimum	207,737	6.00%	109,586	4.00%
Excess	$121,014	3.50%	$193,693	7.07%
Total Risk-Based Capital:
Actual	$429,468	12.40%	$329,143	12.01%
Minimum	276,990	8.00%	219,246	8.00%
Excess	$152,478	4.40%	$109,897	4.01%
Tier 1 Capital Leverage Ratio:
Actual		8.80%		10.40%
Minimum		4.00%		4.00%
Excess		4.80%		6.40%
Generally, dividends that may be paid by the Bank to FSC are subject to certain regulatory limitations. In particular, under Georgia banking law applicable to Georgia state chartered commercial banks such as the Bank, the approval of the GDBF will be required if the total of all dividends declared in any calendar year by the Bank exceeds 50% of the Bank’s net profits for the prior year or if certain other provisions relating to classified assets and capital adequacy are not met. At December 31, 2015 and 2014, the Bank’s total shareholders’ equity was $328.4 million and $291.0 million, respectively. FSC invested no capital in the Bank during 2015 or 2014 in the form of capital infusions. In 2015, the Bank and LionMark paid dividends of $2.0 million and $1.5 million, respectively, to FSC.
Also, under current Federal regulations, the Bank is limited in the amount it may loan to its non-bank affiliates, including FSC. As of December 31, 2015 and 2014, there were no loans outstanding from the Bank to FSC.

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
The following table summarizes the amortized cost and fair value of investment securities and the related gross unrealized gains and losses at December 31, 2015 and 2014.

	December 31, 2015
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$41,252	$674	$(83)	$41,843
Municipal securities	14,513	491	(53)	14,951
Residential mortgage-backed securities	99,338	2,080	(455)	100,963
SBA pool securities	14,803	—	(163)	14,640
Total available-for-sale	$169,906	$3,245	$(754)	$172,397

Investment securities held-to-maturity:
Municipal securities	$1,589	$—	$(10)	$1,579
Residential mortgage-backed securities	8,621	263	(53)	8,831
Commercial mortgage-backed securities	4,188	—	—	4,188
Total held-to-maturity	$14,398	$263	$(63)	$14,598

	December 31, 2014
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$25,717	$567	$—	$26,284
Municipal securities	14,170	690	—	14,860
Residential mortgage-backed securities	105,165	3,299	(18)	108,446
Total available-for-sale	$145,052	$4,556	$(18)	$149,590

Investment securities held-to-maturity:
Residential mortgage-backed securities	$3,072	$342	$—	$3,414
Commercial mortgage-backed securities	4,277	—	—	4,277
Total held-to-maturity	$7,349	$342	$—	$7,691
The Company held 19 and 3 investment securities available-for-sale that were in an unrealized loss position at December 31, 2015 and 2014, respectively. The following table reflects the gross unrealized losses and fair values of the investment securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position. There were four and zero investment securities held-to-maturity with unrealized losses at December 31, 2015 or 2014, respectively.

	December 31, 2015
	12 Months or Less		More Than 12 Months
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$25,993	$(83)	$—	$—
Municipal securities	2,915	(53)	—	—
Residential mortgage-backed securities	20,979	(420)	3,619	(35)
SBA pool securities	14,640	(163)	—	—
Total available-for-sale	$64,527	$(719)	$3,619	$(35)

Investment securities held-to-maturity:
Municipal securities	$1,579	$(10)	$—	$—
Residential mortgage-backed securities	4,204	(53)	—	—
Total held-to-maturity	$5,783	$(63)	$—	$—

	December 31, 2014
	12 Months or Less		More Than 12 Months
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available-for-sale:
Residential mortgage-backed securities	$4,971	$(6)	$3,195	$(12)
Total available-for-sale	$4,971	$(6)	$3,195	$(12)
At December 31, 2015 and 2014, the unrealized losses on investment securities related to interest rate fluctuations. Management does not have the intent to sell the temporarily impaired securities and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost. Accordingly, as of December 31, 2015, management believes the impairment detailed in the table above is temporary and no other-than-temporary impairment loss has been recognized in the Company’s Consolidated Statements of Comprehensive Income.

The amortized cost and fair value of investment securities at December 31, 2015 and 2014 are categorized in the following table by contractual maturity. Securities not due at a single maturity (i.e., mortgage-backed securities) are shown separately.

	December 31, 2015		December 31, 2014
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises
Due after one year through five years	$17,877	$18,176	$—	$—
Due after five years through ten years	23,375	23,667	24,713	25,210
Due after ten years	—	—	1,004	1,074
Municipal securities
Due within one year	—	—	817	819
Due after one year through five years	—	—	885	895
Due after five years through ten years	3,316	3,399	688	727
Due after ten years	11,197	11,552	11,780	12,419
SBA pool securities
Due within one year	5	5	—	—
Due after one year through five years	—	—	—	—
Due after five years through ten years	8,605	8,554	—	—
Due after ten years	6,193	6,081	—	—
Residential mortgage-backed securities	99,338	100,963	105,165	108,446
Total available-for-sale	$169,906	$172,397	$145,052	$149,590

Investment securities held-to-maturity:
Municipal securities
Due after ten years	$1,589	$1,579	$—	$—
Residential mortgage-backed securities	8,621	8,831	3,072	3,414
Commercial mortgage-backed securities	4,188	4,188	4,277	4,277
Total held-to-maturity	$14,398	$14,598	$7,349	$7,691
For the investment securities available-for-sale that were sold or called during 2015, gross gains totaled $17,000 and gross losses totaled $346,000. There were no investment securities available-for-sale sold during 2014. For the investment securities available-for-sale that were sold or called during 2013, gross gains totaled $189,000 and there were no losses. There were no sales of nor transfers from investment securities held-to-maturity during 2015, 2014, or 2013. Transfers from investment securities available-for-sale to investment securities held-to-maturity were $3.2 million during 2015. There were no transfers from investment securities available-for-sale during 2014 or 2013.
The following table summarizes the fair value of investment securities that were pledged as collateral at December 31, 2015 and 2014.

	December 31,
(in thousands)	2015	2014
Public deposits	$93,983	$95,003
Securities pledged under repurchase agreements	23,058	18,778
Total pledged securities	$117,041	$113,781

5. Loans Held-for-Sale
Residential mortgage loans held-for-sale are carried at fair value and SBA and indirect automobile loans are carried at the lower of cost or market value. The following table summarizes loans held-for-sale at December 31, 2015 and 2014.

	December 31,
(in thousands)	2015	2014
Residential mortgage	$233,525	$181,424
SBA	14,309	12,511
Indirect automobile	150,000	175,000
Total loans held-for-sale	$397,834	$368,935
During 2015 and 2014, the Company transferred $6.3 million and $4.1 million, respectively, to the held for investment residential mortgage portfolio.
The Company had residential mortgage loans held-for-sale with unpaid principal balances of $173.4 million and $141.1 million pledged to the FHLB at December 31, 2015 and 2014, respectively.

6. Loans
Loans outstanding, by class, are summarized in the following table and include net unamortized costs of $31.9 million and $30.0 million at December 31, 2015 and 2014, respectively. Covered loans represent previously acquired loans covered under Loss Share Agreements with the FDIC. Non covered loans represent loans acquired that are not covered under Loss Share Agreements with the FDIC and legacy Bank originated loans. Legacy Bank loans represent existing portfolio loans prior to the past FDIC-assisted transactions with Loss Share Agreements and additional loans originated subsequent to the past FDIC-assisted transactions with Loss Share Agreements (collectively, “legacy loans”). Because of the difference in accounting for acquired loans, the tables below further segregate the Company’s non-covered loans between legacy loans and acquired loans.

	December 31, 2015
	Non-covered Loans		Covered Loans
(in thousands)	Legacy	Acquired	Acquired(1)	Total
Commercial	$569,440	$119,595	$14,256	$703,291
SBA	131,244	4,383	366	135,993
Total commercial loans	700,684	123,978	14,622	839,284
Construction	157,476	17,393	2,164	177,033
Indirect automobile	1,449,481	—	—	1,449,481
Installment	12,031	1,720	304	14,055
Total consumer loans	1,461,512	1,720	304	1,463,536
Residential mortgage	284,313	17,683	382	302,378
Home equity lines of credit	93,093	16,456	5,168	114,717
Total mortgage loans	377,406	34,139	5,550	417,095
Total loans	$2,697,078	$177,230	$22,640	$2,896,948

	December 31, 2014
	Non-covered Loans		Covered Loans
(in thousands)	Legacy	Acquired	Acquired	Total
Commercial	$501,765	$1,173	$21,207	$524,145
SBA	134,142	—	624	134,766
Total commercial loans	635,907	1,173	21,831	658,911
Construction	120,128	—	3,866	123,994
Indirect automobile	1,219,232	—	—	1,219,232
Installment	11,465	877	1,030	13,372
Total consumer loans	1,230,697	877	1,030	1,232,604
Residential mortgage	156,731	110	1,507	158,348
Home equity lines of credit	72,559	311	6,579	79,449
Total mortgage loans	229,290	421	8,086	237,797
Total loans	$2,216,022	$2,471	$34,813	$2,253,306

(1) Included in covered loans at December 31, 2015 is $14.8 million of assets whose reimbursable loss periods will end as of January 1, 2017
The Company has extended loans to certain officers and directors. The Company does not believe these loans involve more than the normal risk of collectability or present other unfavorable features when originated. None of the related party loans were classified as nonaccrual, past due, restructured, or potential problem loans at December 31, 2015 or 2014.
Loans in nonaccrual status are presented by class of loans in the following table. Purchased credit impaired loans are considered to be performing due to the application of the accretion method and are excluded from the table.

	December 31,
(in thousands)	2015	2014
Commercial	$9,228	$12,414
SBA	6,599	10,637
Total commercial loans	15,827	23,051
Construction	5,940	7,031
Indirect automobile	1,116	715
Installment	602	623
Total consumer loans	1,718	1,338
Residential mortgage	2,514	2,299
Home equity lines of credit	1,129	1,137
Total mortgage loans	3,643	3,436
Total nonaccrual loans	$27,128	$34,856
If such nonaccrual loans had been on a full accrual basis, interest income that would have been recorded on these loans was approximately $1.3 million, $1.5 million and $1.9 million, in 2015, 2014, and 2013, respectively. There were $1.3 million in loans greater than 90 days delinquent and still accruing at December 31, 2015, with $827,000 greater than 90 days delinquent and still accruing at December 31, 2014.

Accruing loans delinquent 30-89 days and troubled debt restructured loans (“TDRs”) accruing interest, presented by class of loans at December 31, 2015 and 2014, were as follows.

	December 31, 2015			December 31, 2014
(in thousands)	Accruing Delinquent 30-89 Days	Accruing Delinquent 90 Days	TDRs Accruing	Accruing Delinquent 30-89 Days	Accruing Delinquent 90 Days	TDRs Accruing
Commercial	$428	$—	$9,105	$316	$—	$9,521
SBA	3,352	—	3,912	830	—	4,164
Construction	58	—	160	—	—	445
Indirect automobile	1,829	—	1,567	1,547	—	1,779
Installment	185	—	59	42	—	18
Residential mortgage	1,558	1,284	618	475	827	632
Home equity lines of credit	682	—	—	1,442	—	—
Total	$8,092	$1,284	$15,421	$4,652	$827	$16,559
TDR Loans
The following table presents TDRs that occurred during 2015 and 2014, along with the type of modification. Modified purchased credit impaired loans are not removed from their accounting pool and accounted for as TDRs, even if those loans would otherwise be deemed TDRs.

	Year Ended December 31, 2015		Year Ended December 31, 2014
(in thousands)	Interest Rate	Term	Interest Rate	Term
Commercial	$—	$3,075	$2,506	$—
SBA	—	—	—	—
Construction	—	—	—	—
Indirect automobile	—	784	—	748
Installment	—	—	122	58
Residential mortgage	—	—	151	—
Home equity lines of credit	—	—	—	209
Total	$—	$3,859	$2,779	$1,015
During the year ended December 31, 2015, the amount of loans which were restructured and subsequently redefaulted were $2.1 million, which were all commercial loans. There were no restructured and subsequently redefaulted loans in 2014. The company defines subsequently redefaulted as a payment default within 12 months of the restructuring date.
The Company had TDRs with a balance of $22.5 million and $21.0 million at December 31, 2015 and 2014, respectively. There were (recoveries)/charge-offs of TDR loans of $(236,000) and $2.0 million for the years ended December 31, 2015 and 2014, respectively. Charge-offs on such loans are factored into the rolling historical loss rate, which is used in the calculation of the allowance for loan losses. The Company is not committed to lend additional amounts as of December 31, 2015 or 2014 to customers with outstanding loans that are classified as TDRs.
Pledged Loans
Presented in the following table is the unpaid principal balance of loans held for investment that were pledged to the FHLB of Atlanta as collateral for borrowings at December 31, 2015 and 2014.

	December 31,
(in thousands)	2015	2014
Commercial real estate	$231,227	$132,263
Home equity lines of credit	73,755	60,192
Residential mortgage	181,180	126,089
Total	$486,162	$318,544
Indirect automobile loans with an unpaid principal balance of approximately $319.7 million and $305.1 million were pledged to the FRB at December 31, 2015 and 2014, respectively, as collateral for potential Discount Window borrowings.
Impaired Loans
The following tables present by class the unpaid principal balance, amortized cost and related allowance for impaired loans at December 31, 2015 and 2014 are shown below.

	December 31, 2015			December 31, 2014
(in thousands)	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance
Impaired Loans with Allowance
Commercial	$6,631	$4,731	$1,280	$9,390	$7,527	$2,608
SBA	3,236	2,833	327	4,519	3,652	25
Construction	160	160	78	686	583	278
Indirect automobile	2,077	1,681	8	2,219	1,855	9
Installment	294	252	252	1,783	463	296
Residential mortgage	2,519	2,519	421	2,418	2,418	532
Home equity lines of credit	812	675	675	848	733	679
Loans	$15,729	$12,851	$3,041	$21,863	$17,231	$4,427

	December 31, 2015		December 31, 2014
(in thousands)	Unpaid Principal Balance	Recorded Investment (1)	Unpaid Principal Balance	Recorded Investment (1)
Impaired Loans with No Allowance
Commercial	$17,345	$14,580	$18,776	$16,316
SBA	14,118	10,499	13,618	12,578
Construction	8,045	5,940	9,009	6,893
Indirect automobile	—	—	—	—
Installment	1,487	191	59	47
Residential mortgage	2,713	2,712	1,921	1,921
Home equity lines of credit	—	—	143	133
Loans	$43,708	$33,922	$43,526	$37,888
(1) The primary difference between the unpaid principal balance and recorded investment represents charge offs previously taken; it excludes accrued interest receivable due to materiality
Average impaired loans and interest income recognized for 2015, 2014 and 2013, by class, are summarized in the table below. Interest income recognized during the periods on a cash basis was insignificant.

	For the Year Ended
	December 31, 2015		December 31, 2014		December 31, 2013
(in thousands)	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Commercial	$21,641	$709	$23,467	$988	$24,204	$1,142
SBA	14,594	586	21,129	701	23,451	967
Construction	6,810	37	8,962	253	12,569	114
Indirect automobile	1,829	284	2,034	183	2,862	141
Installment	473	128	521	175	644	225
Residential mortgage	4,789	112	3,192	33	3,326	43
Home equity lines of credit	840	63	938	105	1,721	92
Total	$50,976	$1,919	$60,243	$2,438	$68,777	$2,724
Credit Quality Indicators
The Company uses an asset quality ratings system to assign a numeric indicator of the credit quality and level of existing credit risk inherent in a loan. These ratings are adjusted periodically as the Company becomes aware of changes in the credit quality of the underlying loans.
Indirect automobile loans typically receive a risk rating only when being downgraded to an adverse rating which typically occurs when payments of principal and interest are greater than 90 days past due. The Company uses a number of factors, including FICO scoring, to help evaluate the likelihood consumer borrowers will pay their credit obligations as agreed. The weighted-average FICO score for the indirect automobile portfolio was 749 at December 31, 2015 and 746 at December 31, 2014.

The following are definitions of the asset rating categories.

•	Pass – These categories include loans rated satisfactory with high, good, average or acceptable business and credit risk.

•	Special Mention – A special mention asset has potential weaknesses that deserve management’s close attention.

•
Substandard – A substandard asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. A substandard asset has a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt.

•
Doubtful – Doubtful assets have all the weaknesses inherent in assets classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

•	Loss – Loss assets are considered uncollectable and of such little value that their continuance as recorded assets is not warranted.
The following tables present the recorded investment in loans, by loan rating category, as of December 31, 2015 and 2014.

(in thousands)	December 31, 2015
Asset Rating	Commercial	SBA	Construction	Indirect Automobile	Installment	Residential Mortgage	Home Equity Lines of Credit	Total
Pass	$638,051	$119,690	$166,811	$—	$12,839	$289,091	$112,700	$1,339,182
Special Mention	12,136	5,477	2,040	—	418	3,358	267	23,696
Substandard	53,104	10,826	8,182	3,537	798	9,929	1,750	88,126
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
	703,291	135,993	177,033	3,537	14,055	302,378	114,717	1,451,004
Ungraded Performing	—	—	—	1,445,944	—	—	—	1,445,944
Total	$703,291	$135,993	$177,033	$1,449,481	$14,055	$302,378	$114,717	$2,896,948

(in thousands)	December 31, 2014
Asset Rating	Commercial	SBA	Construction	Indirect Automobile	Installment	Residential Mortgage	Home Equity Lines of Credit	Total
Pass	$479,032	$115,166	$113,309	$—	$11,448	$153,437	$77,690	$950,082
Special Mention	15,876	6,024	217	—	245	365	82	22,809
Substandard	29,237	13,576	10,468	2,880	1,679	4,546	1,677	64,063
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
	524,145	134,766	123,994	2,880	13,372	158,348	79,449	1,036,954
Ungraded Performing	—	—	—	1,216,352	—	—	—	1,216,352
Total	$524,145	$134,766	$123,994	$1,219,232	$13,372	$158,348	$79,449	$2,253,306
Acquired Loans
As discussed in Note 2, during 2015, the Company acquired loans with a fair value of $181.3 million. Of this amount, $158.6 million were determined to have no evidence of deteriorated credit quality and are accounted for as acquired performing loans. The remaining $22.7 million were determined to have exhibited deteriorated credit quality since origination and are accounted for as purchased credit impaired (“PCI”) loans. There were no loans acquired in 2014.
The tables below show the balances acquired during 2015 for these two subsections of the portfolio as of the acquisition date.
Acquired Performing Loans

(in thousands)	2015
Contractually required principal and interest at acquisition	$191,047

Fair value of acquired performing loans at acquisition	$158,557

Acquired PCI Loans

(in thousands)	2015
Contractually required principal and interest at acquisition	$33,572
Nonaccretable difference (expected losses and foregone interest)	(7,242)
Cash flows expected to be collected at acquisition	26,330
Accretable yield	(3,606)
Basis in acquired PCI loans at acquisition	$22,724
The Company also acquired PCI loans in its past FDIC-assisted acquisitions. The carrying amount and outstanding balance at December 31, 2015 of the PCI loans from these acquisitions as well as the PCI loans acquired during 2015 was $44.5 million and $58.1 million, respectively. The carrying amount and outstanding balance of the PCI loans from the past FDIC-assisted acquisitions was $37.3 million and $42.7 million, respectively, at December 31, 2014 .
Accretable yield, or income expected to be collected on PCI loans at December 31, 2015 and 2014, was as follows.

	December 31,
(in thousands)	2015	2014
Beginning balance	$1,649	$2,188
Increase due to acquired loans	3,606	—
Accretion of income	(768)	(2,162)
Other activity, net	1,545	1,623
Ending balance	$6,032	$1,649

7. Allowance for Loan Losses
A summary of changes in the allowance for loan losses by loan portfolio type is as follows.

	For the Year Ended December 31, 2015
(in thousands)	Commercial	Construction	Consumer	Mortgage	Acquired, Covered	Acquired, Non-covered	Unallocated	Total
Beginning balance	$12,967	$1,486	$6,300	$3,251	$555	$160	$731	$25,450
Charge-offs	(1,530)	—	(4,354)	(100)	(156)	(34)	—	(6,174)
Recoveries	335	783	1,372	48	480	89	—	3,107
Net (charge-offs) / recoveries	(1,195)	783	(2,982)	(52)	324	55	—	(3,067)
Decrease in FDIC indemnification asset	—	—	—	—	(270)	—	—	(270)
Provision for loan losses (1)	(1,315)	(579)	5,350	1,062	(30)	(182)	45	4,351
Ending balance	$10,457	$1,690	$8,668	$4,261	$579	$33	$776	$26,464

	For the Year Ended December 31, 2014
(in thousands)	Commercial	Construction	Consumer	Mortgage	Acquired, Covered	Acquired, Non-covered	Unallocated	Total
Beginning balance	$17,348	$2,044	$6,410	$3,376	$3,331	$278	$897	$33,684
Charge-offs	(5,440)	(361)	(4,303)	(180)	(766)	(94)	—	(11,144)
Recoveries	33	2,219	1,424	76	627	59	—	4,438
Net (charge-offs) / recoveries	(5,407)	1,858	(2,879)	(104)	(139)	(35)	—	(6,706)
Decrease in FDIC indemnification asset	—	—	—	—	(2,059)	—	—	(2,059)
Provision for loan losses (1)	1,026	(2,416)	2,769	(21)	(578)	(83)	(166)	531
Ending balance	$12,967	$1,486	$6,300	$3,251	$555	$160	$731	$25,450

	For the Year Ended December 31, 2013
(in thousands)	Commercial	Construction	Consumer	Mortgage	Acquired,Covered	Acquired, Non-covered	Unallocated	Total
Beginning balance	$13,965	$7,578	$6,135	$3,122	$1,964	$188	$1,030	$33,982
Charge-offs	(3,820)	(303)	(4,993)	(634)	(300)	(30)	—	(10,080)
Recoveries	425	682	1,757	106	195	—	—	3,165
Net (charge-offs) / recoveries	(3,395)	379	(3,236)	(528)	(105)	(30)	—	(6,915)
Increase in FDIC indemnification asset	—	—	—	—	1,177	—	—	1,177
Provision for loan losses (1)	6,778	(5,913)	3,511	782	295	120	(133)	5,440
Ending balance	$17,348	$2,044	$6,410	$3,376	$3,331	$278	$897	$33,684
(1) Net of benefit attributable to FDIC indemnification asset

The following tables present, by loan portfolio type, the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans.

	December 31, 2015
(in thousands)	Commercial	Construction	Consumer	Mortgage	Acquired, Covered and Non-covered	Unallocated	Total
Individually evaluated for impairment	$1,607	$78	$260	$1,096	$—	$—	$3,041
Collectively evaluated for impairment	8,850	1,612	8,408	3,165	—	776	22,811
Acquired with deteriorated credit quality	—	—	—	—	612	—	612
Total allowance for loan losses	$10,457	$1,690	$8,668	$4,261	$612	$776	$26,464
Individually evaluated for impairment	$32,641	$6,100	$2,124	$5,906	$—	$—	$46,771
Collectively evaluated for impairment	700,277	154,682	1,456,199	376,980	117,556	—	2,805,694
Acquired with deteriorated credit quality	15,383	2,164	466	5,824	20,646	—	44,483
Total loans	$748,301	$162,946	$1,458,789	$388,710	$138,202	$—	$2,896,948

	December 31, 2014
(in thousands)	Commercial	Construction	Consumer	Mortgage	Acquired, Covered and Non-covered	Unallocated	Total
Individually evaluated for impairment	$2,633	$278	$305	$1,211	$—	$—	$4,427
Collectively evaluated for impairment	10,334	1,208	5,995	2,040	—	731	20,308
Acquired with deteriorated credit quality	—	—	—	—	715	—	715
Total allowance for loan losses	$12,967	$1,486	$6,300	$3,251	$715	$731	$25,450
Individually evaluated for impairment	$40,073	$7,476	$2,365	$5,205	$—	$—	$55,119
Collectively evaluated for impairment	595,833	112,652	1,228,333	224,085	—	—	2,160,903
Acquired with deteriorated credit quality	23,005	3,866	1,756	8,657	—	—	37,284
Total loans	$658,911	$123,994	$1,232,454	$237,947	$—	$—	$2,253,306

8. Other Real Estate and Property Acquired in the Settlement of Loans
The following table summarizes ORE and personal property acquired in the settlement of loans, the latter of which is included in other assets on the Consolidated Balance Sheets. The amounts reported include ORE covered under Loss Share Agreements with the FDIC of $3.9 million and $7.6 million at December 31, 2015 and 2014, respectively.

	December 31,
(in thousands)	2015	2014
ORE, net	$18,677	$22,564
Personal property acquired in the settlement of loans	1,560	1,183
Total	$20,237	$23,747

The following table segregates the ORE by type.

	December 31,
(in thousands)	2015	2014
Commercial	$7,147	$13,757
Residential	1,263	1,212
Undeveloped property	10,267	7,595
Total ORE, net	$18,677	$22,564
The following table summarizes the changes in ORE for 2015 and 2014.

	For the Year Ended December 31,
(in thousands)	2015	2014
Beginning balance	$22,564	$30,982
ORE acquired in FDIC assisted acquisitions	6,429	—
Transfers of loans to ORE	4,742	12,090
Sales	(14,598)	(18,350)
Write-downs	(460)	(2,158)
Ending balance	$18,677	$22,564
The unpaid principal balance of residential mortgage loans in the process of foreclosure was approximately $142,000 and $407,000 at December 31, 2015 and December 31, 2014, respectively.
9. Premises and Equipment
Premises and equipment are summarized as follows:

	December 31,
(in thousands)	2015	2014
Land	$27,371	$20,915
Buildings and improvements	54,457	41,392
Furniture, fixtures and equipment	31,916	29,458
Subtotal	113,744	91,765
Less accumulated depreciation and amortization	(34,115)	(30,908)
Premises and equipment, net	$79,629	$60,857

Depreciation and amortization expense totaled $5.0 million, $4.3 million, and $3.5 million for 2015, 2014, and 2013, respectively.

10. Deposits
The following table summarizes total deposits by category.

	December 31, 2015		December 31, 2014
($ in thousands)	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand deposits	$786,779	24.8%	$558,018	22.7%
Interest-bearing deposits:
Demand and money market	1,040,281	32.7%	788,373	32.1%
Savings deposits	362,793	11.4%	321,621	13.1%
Time deposits	855,218	26.9%	675,806	27.5%
Brokered deposits	134,440	4.2%	114,204	4.6%
Total deposits	$3,179,511	100.0%	$2,458,022	100.0%

At December 31, 2015, the aggregate scheduled maturities for all time deposits (deposits with stated maturities, consisting primarily of certificates of deposit and IRAs) were as follows.

	December 31, 2015
(in thousands)	Time Deposits Less than $100,000	Time Deposits $100,000 and Greater	Brokered Deposits	Total Time Deposits
Scheduled maturity:
2016	$290,115	$373,490	$124,440	$788,045
2017	57,122	50,204	10,000	117,326
2018	26,042	22,366	—	48,408
2019	8,442	7,280	—	15,722
2020	8,312	11,663	—	19,975
Thereafter	182	—	—	182
Total time deposits	$390,215	$465,003	$134,440	$989,658

Brokered deposits are obtained under master certificates through investment banking firms.

11. Borrowings
Other borrowings
Other borrowings mature either overnight or have a remaining fixed maturity not to exceed one year. The following schedule details the Company's other borrowings:

	December 31,
($ in thousands)	2015	2014
Repurchase agreements at an average period-end rate of 0.16% and 0.17%	$19,730	$14,087
FHLB Daily Rate Credit Advance with variable interest of 0.37%	—	35,000
FHLB Fixed Credit Advances with interest rates ranging from 0.25% to 0.58% and 0.19% to 0.41%, for 2015 and 2014, respectively	165,000	160,000
Federal Funds Purchased at an average period-end rate of 0.39% and 0.49%	25,000	82,000
Total other borrowings	$209,730	$291,087
Repurchase agreements consist primarily of balances in the transaction accounts of commercial customers swept nightly to an overnight investment account. All short-term repurchase agreements are collateralized with investment securities having a market value equal to or greater than the balance borrowed. A daily rate line of credit advance with the FHLB is a line collateralized with pledged qualifying real estate loans or investment securities which may be increased or decreased daily and may be drawn on to the extent of available pledged collateral. Term fixed rate advances with the FHLB are collateralized with pledged qualifying real estate loans or investment securities subject to a prepayment penalty. Federal funds purchased represent unsecured borrowings from other banks, generally on an overnight basis.
At December 31, 2015 and 2014, the Company had a line of credit with the FHLB, set to a percentage of total assets, to borrow additionally up to approximately $251.2 million and $104.3 million, respectively, based on its available collateral under a blanket lien arrangement and its holdings of FHLB stock. The Company had approximately $125.0 million and $45.0 million in unsecured federal funds lines available with various financial institutions as of December 31, 2015 and 2014, respectively. The Company also maintains levels of free securities available for liquidity and additional pledging requirements which totaled $69.9 million and $49.3 million as of December 31, 2015 and 2014, respectively. Additionally, the FRB discount window available borrowing capacity was $253.3 million and $240.4 million as of December 31, 2015 and 2014, respectively. The company considers the availability under FRB discount window as a source of short-term funding under unforeseen circumstances and not as a permanent borrowing source.
Additional information on the Company's short-term borrowings is shown in the table below.

($ in thousands)	2015	2014	2013
Outstanding at December 31	$209,730	$291,087	$59,233
Maximum month-end outstanding balance	303,521	291,087	234,536
Average daily outstanding balance	215,685	132,540	120,987
Average rate during the year	0.28%	0.30%	0.64%
Average rate at year end	0.37%	0.32%	0.29%

Subordinated debt
Subordinated debt is summarized as follows.

	December 31,
($ in thousands)	2015	2014
Subordinated Debt:
Floating rate 30-year capital securities with interest adjusted and paid quarterly at three-month LIBOR plus 3.10%, with a rate of 3.70% and 3.35%	$15,464	$15,464
Floating rate 30-year capital securities with interest adjusted and paid quarterly at three-month LIBOR plus 1.89%, with a rate of 2.42% and 2.13%	10,310	10,310
Floating rate 30-year capital securities with interest adjusted and paid quarterly at three-month LIBOR plus 1.40%, with rate of 1.91% and 1.64%, respectively	20,619	20,619
Subordinated notes at an annual fixed rate of 5.875% until May 31, 2025 with interest paid semiannually until June 1, 2025 and a floating rate equal to three-month LIBOR plus 3.63% from June 1, 2025 to May 31, 2030 with interest paid quarterly until maturity	75,000	—
Principal amount of subordinated debt	$121,393	$46,393
Less unamortized debt issuance costs	1,071	90
Subordinated debt, net	$120,322	$46,303
On May 29, 2015, the Bank issued $75 million in aggregate principal amount of subordinated notes (the “Notes”). The Notes are due May 31, 2030 and bear a fixed rate of interest of 5.875% per year until May 31, 2025. From June 1, 2025 to the maturity date, the interest rate will be a floating rate equal to the three-month LIBOR plus 363 basis points. Interest on the Notes is payable semiannually beginning December 1, 2015 through June 1, 2015 and payable quarterly from September 1, 2025 through the maturity date. The Notes were priced at 100% of their par value. The Notes are callable by the Bank at their par value in whole or in part on June 1, 2025 or any interest payment date thereafter. The Notes qualify as Tier 2 regulatory capital for the Bank and the Company.
All subordinated debt, a total of $121.4 million, matures more than five years after December 31, 2015 with no other long term debt maturing within the next five years. Subordinated debt of $75.0 million, $15.5 million, $10.3 million and $20.6 million will mature in 2030, 2033, 2035, and 2037, respectively.
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
There was no indebtedness to directors, executive officers, or principal holders of equity securities in excess of 5% of shareholders’ equity at December 31, 2015 or 2014, respectively.

12. Income Tax
The components of income tax expense for the years ended December 31, 2015, 2014, and 2013 were as follows.

	For the Years Ended December 31,
(in thousands)	2015	2014	2013
Current:
Federal	$14,868	$231	$11,150
State	896	273	587
Total current taxes	15,764	504	11,737
Deferred:
Federal	5,344	15,136	3,088
State	1,186	800	252
Total deferred taxes	6,530	15,936	3,340
Total income tax expense	$22,294	$16,440	$15,077
A reconciliation of income tax expense computed at the statutory federal income tax rate to actual income tax expense is presented in the following table for the years ended December 31, 2015, 2014, and 2013.

	For the Years Ended December 31,
	2015		2014		2013
($ in thousands)	Amount	%	Amount	%	Amount	%
Taxes at statutory rate	$21,500	35.0%	$16,267	35.0%	$14,950	35.0%
Increase (reduction) in income taxes resulting from:
State income tax, net of credits and Federal income tax	1,353	2.2	697	1.5	545	1.3
Employee compensation and benefit plans, net	(630)	(1.0)	(300)	(0.7)	(254)	(0.6)
Tax exempt interest income	(244)	(0.4)	(250)	(0.5)	(244)	(0.6)
Other, net	315	0.4	26	0.3	80	0.3
Income tax expense	$22,294	36.2%	$16,440	35.6%	$15,077	35.4%
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
As of December 31, 2015 and 2014, net deferred income tax assets (liabilities) totaling $(3.4) million and $2.2 million, respectively, are recorded on the Company's Balance Sheet. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014, are presented in the table below.

	December 31,
	2015		2014
(in thousands)	Assets	Liabilities	Assets	Liabilities
Allowance for loan losses	$10,297	$—	$9,893	$—
Mortgage servicing rights	—	20,533	—	12,623
Accelerated depreciation	—	1,929	—	2,011
Deferred loan fees, net	2,215	—	1,568	—
Deferred compensation	3,303	—	2,513	—
ORE	1,137	—	1,969	—
State tax carryforward	1,978	—	2,126	—
Unrealized gains on investment securities available-for-sale	—	946	—	1,725
Stock benefits/compensation	659	—	694	—
FDIC acquired assets	—	811	—	1,194
Loan mark-to-market adjustment	929	—	757	—
Deductible prepaids	—	314	—	334
Other	1,084	478	1,034	431
Total	$21,602	$25,011	$20,554	$18,318

Net deferred tax (liability) asset	$(3,409)		$2,236
Based on management’s belief that it is more likely than not that all net deferred tax asset benefits will be realized, there was no valuation allowance at December 31, 2015 and 2014. At December 31, 2015, the Company had $2.5 million in state tax credit carryforwards which expire between 2018 and 2025. There are also state net operating losses of approximately $9.0 million that begin expiring in 2029.

Uncertain Tax Positions
The Company is subject to the possibility of a tax audit in numerous jurisdictions in the U.S. until the applicable expiration of the statutes of limitations. For federal and state purposes, the Company is no longer subject to tax examinations by tax authorities for tax years before 2012.
The reconciliation of gross unrecognized tax benefits at December 31, 2015, 2014 and 2013 were as follows:

	For the Years Ended December 31,
(in thousands)	2015	2014	2013
Beginning balance	$—	$—	$266
Gross decreases due to tax positions in prior periods	—	—	(266)
Gross increases due to current period tax positions	—	—	—
Reductions due to expiration of statute of limitations	—	—	—
Ending Balance	$—	$—	$—
For financial accounting purposes, interest and penalties accrued, if any, are classified as other expense in the Consolidated Statements of Comprehensive Income. There are no unrecognized tax benefits at December 31, 2015 or December 31, 2014, that, if recognized, would affect the Company’s effective tax rate.

13. Employee Benefits
Fidelity maintains various benefit plans for its employees. The Company maintains a 401(k) defined contribution retirement savings plan (the “Plan”) for employees age 21 or older. Employees’ contributions to the Plan are voluntary, and the Company matches 50% of the first 6% of participants’ contributions in FSC common stock, which is immediately transferable. For the years ended December 31, 2015, 2014, and 2013, the Company contributed $1.5 million, $1.3 million, and $$1.4 million, respectively, net of forfeitures, to the Plan.
The Fidelity Southern Corporation Equity Incentive Plan (the “2006 Incentive Plan”) permits the grant of stock options, stock appreciation rights, restricted stock, and other incentive awards. The maximum number of shares of common stock that may be issued under the 2006 Incentive Plan is 5,000,000 shares, all of which may be stock options. Generally, no award shall be exercisable or become vested or payable more than 10 years after the date of grant. Options granted under the 2006 Incentive Plan vest ratably over the service period. As of December 31, 2015, there were 3,357,761 shares available to be issued under the 2006 Incentive Plan. The Company's policy is to issue shares from the Company’s authorized and unissued shares to satisfy option exercises.
Compensation expense related to share-based payments totaled $1.5 million, $1.7 million, and $1.3 million for the years ended December 31, 2015, 2014, and 2013, respectively. The Company realized a tax benefit of $366,000, $28,000, and $452,000 from options exercised during the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015, there was $1.7 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the 2006 Incentive Plan. The cost is expected to be recognized over a weighted average period of 1.8 years.
Stock Options
The fair value of each option award is estimated as of the grant date using the Black-Scholes option pricing model, which discounts the value of each option's estimated future cash flow using certain assumptions outlined in the table below:

	For the Years Ended December 31,
	2015	2014	2013
Weighted average fair value per share of awards issued	$6.20	$5.22	$4.26
Assumptions:
Expected volatility	52.70%	46.96%	47.72%
Expected dividends	2.38%	2.52%	2.87%
Risk-free rate	1.36%	1.55%	0.98%
Expected term (years)	4.5	4.5	4.0
Expected forfeiture rate	5.00%	5.00%	5.00%
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

A summary of stock option activity for 2015, 2014, and 2013 is presented below:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2012	377,838	$6.15
Granted	360,000	13.94
Exercised	(192,840)	4.68	$1,341
Forfeited or expired	—	—
Outstanding at December 31, 2013	544,998	11.82
Granted	42,000	15.56
Exercised	(16,000)	9.07	88
Forfeited or expired	(16,000)	13.94
Outstanding at December 31, 2014	554,998	12.12
Granted	70,000	16.82
Exercised	(150,999)	10.18	1,557
Forfeited or expired	(22,000)	13.94
Outstanding at December 31, 2015	451,999	$13.41	$4,025	3.80

Exercisable at December 31, 2013	55,004	$7.88
Exercisable at December 31, 2014	176,000	10.15
Exercisable at December 31, 2015	167,999	11.03	$1,895	2.92

Vested and expected to vest at December 31, 2013	520,498	$13.19
Vested and expected to vest at December 31, 2014	536,048	12.09
Vested and expected to vest at December 31, 2015	437,799	13.36	3,918	3.78
(1)Aggregate intrinsic value is in thousands and is based on the market price as of the period ending date
The fair value of shares vested in 2015, 2014, and 2013 were $1.4 million, $1.5 million, and $558,000, respectively.
Restricted Stock
A summary of the status of the Company’s nonvested restricted stock activity for 2015, 2014, and 2013 is presented below.

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2012	486,447	$5.86
Granted	116,705	13.38
Vested	(101,872)	5.48
Forfeited	—	—
Outstanding at December 31, 2013	501,280	7.67
Granted	5,682	15.43
Vested	(162,381)	7.45
Forfeited	(66,000)	5.99
Outstanding at December 31, 2014	278,581	8.13
Granted	9,599	8.82
Vested	(125,297)	7.79
Forfeited	(5,000)	4.44
Outstanding at December 31, 2015	157,883	$8.02
The restricted stock granted under the 2006 Incentive Plan during the last three years was comprised of service-based shares, which were awarded to numerous individuals based on years of service, and shares issued for certain executives and senior managers. The market price of the Company's common stock at the date of grant is used to estimate the fair value of the restricted stock awards.
During the years ended December 31, 2015, 2014, and 2013, the Company awarded 9,599 shares, 5,682 shares, and 3,057 shares, respectively, of service-based shares and these shares vested immediately. The Company recorded compensation expense of $85,000, $88,000, and $53,000 during 2015, 2014, and 2013, respectively, associated with these shares.
There was no restricted stock granted to executives or senior managers during 2015 or 2014. On July 18, 2013, the Company granted 113,648 restricted shares of common stock at a fair value of $13.74 per share to certain executives and senior managers, which vest ratably over three years.
The total fair value of shares vested in 2015, 2014, and 2013 was $976,000, $1.2 million and $558,000, respectively.
Salary Continuation Agreements
On December 23, 2014, the Company entered into Salary Continuation Agreements (“SERP Agreements”) with certain officers, which became effective as of January 1, 2015.  The SERP Agreements provide that each of these officers shall receive annual payments based on a percentage of their current salary either (1) upon attaining the age of 65, with such payments are payable monthly over a period of 180 months, or (2) in a single lump sum payment equal to the present value of an annual benefit, based on the assumption that the annual benefit is payable for 15 years in equal monthly installments at the beginning of each month. The SERP Agreements are not qualified under Section 401 of the Internal Revenue Code.
The SERP Agreements are subject to a vesting schedule.  The benefits are entirely unvested until the tenth anniversary of employment. The benefits vest 20% per year thereafter.
The balance of accrued liabilities at December 31, 2015 was $1.7 million. This amount represents the 2015 service costs. No cash benefits were paid in 2015. The plan is not currently funded.
The following table is an estimate of the benefits that will be paid in accordance with the SERP Agreements during the indicated time periods.

(in thousands)	Amount
2016	$—
2017	—
2018	—
2019	—
2020	5,758
Thereafter	13,388
Total estimated benefit payments	$19,146
At December 31, 2015, the present value of the remaining SERP Agreements obligation was $11.4 million. The discount rate to calculate the present value was 3.78%.

14. Commitments and Contingencies
The approximate future minimum rental commitments, before considering renewal options that generally are present, as of December 31, 2015, for all noncancelable leases with initial or remaining terms of one year or more is shown in the following table.

(in thousands)	Amount
2016	$5,051
2017	4,533
2018	3,886
2019	2,956
2020	2,658
Thereafter	4,329
Total	$23,413
Rental expense for all leases amounted to $4.8 million, $4.2 million, and $3.5 million in 2015, 2014, and 2013, respectively.
Due to the nature of their activities, the Company and its subsidiaries are at times engaged in various legal proceedings that arise in the normal course of business, some of which were outstanding at December 31, 2015. Although the ultimate outcome of all claims and lawsuits outstanding as of December 31, 2015 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company's results of operations or financial condition.
The FRB requires that banks maintain cash on hand and reserves in the form of average deposit balances at the FRB based on the Bank’s average deposits. At December 31, 2015 and 2014, the Bank exceeded the FRB required reserve balance.

15. Shareholders' Equity
Shareholders’ equity at December 31, 2015 and 2014, was $301.5 million and $265.0 million, respectively. The $36.5 million increase in shareholders' equity over December 31, 2014 was primarily the result of the net income for 2015, partially offset by dividends paid to common shareholders during 2015.
At December 31, 2015 and 2014, as a result of our participation in the U.S. Treasury Capital Purchase Program, there was a Warrant outstanding with the ability to purchase 1,000,000 and 2,693,747 shares of the Company's common stock, respectively, as adjusted for dividends. On May 28, 2015, the U.S. Treasury completed the sale and transfer of its warrants to purchase 2,693,747 shares of common stock in a private transaction with two unaffiliated third-party investors. One investor received a warrant to purchase 1,346,873.42 shares of common stock and one investor received a warrant to purchase 1,346,873.41 shares of common stock at an exercise price of approximately $2.69 per share.
During 2015, we received Warrant exercise notices for cash and cashless exercises, resulting in the issuance of 1,487,487 shares of common stock. 1,346,873.41 equivalent shares exercised during 2015 were cashless, resulting in the issuance of 1,140,614 shares of common stock. The cash exercise aggregated $931,354, resulting in the issuance of 346,873 shares of common stock. At December 31, 2015, one investor had a Warrant to purchase 1,000,000 shares of our common stock. This Warrant expires on December 18, 2018.
On April 3, 2014, the Company filed a shelf registration with the SEC for up to $100.0 million of its common stock, preferred stock, warrants, or debt securities to be issued from time to time for general corporate purposes which may include funding bank and non-bank subsidiaries, financing business expansion, or refinancing or extending the maturity of debt obligations and investments at the holding company level. As of December 31, 2015, the Company had not utilized the shelf registration.
On June 10, 2013, the Company closed a $69.0 million public offering of common stock. The proceeds from that offering were used to redeem all of the outstanding Preferred Stock and two series of the Company's trust preferred securities.
Earnings per common share (“EPS”) were calculated as follows.

	For the Years Ended December 31,
(in thousands, except per share data)	2015	2014	2013
Net income	$39,135	$30,036	$27,638
Less preferred stock dividends and accretion of discount	—	—	(2,463)
Net income available to common equity	$39,135	$30,036	$25,175

Weighted average common shares outstanding(1)	22,137	21,313	18,204
Effect of stock dividends	—	—	432
Weighted average common shares outstanding – basic	22,137	21,313	18,636
Effect of dilutive stock options and warrants(2)	1,726	2,159	2,098
Weighted average common shares outstanding – diluted	23,863	23,472	20,734

EPS:
Basic	$1.77	$1.41	$1.35
Diluted	$1.64	$1.28	$1.21

(1) Includes participating securities related to unvested restricted stock awards, net of forfeitures during the period
(2) Effect of dilutive stock options and warrants includes the dilutive effect of additional potential common shares issuable under contracts

As of December 31, 2015, 2014, and 2013, there were 170,000, 396,000, and 460,000 common stock options which were not included in the potentially dilutive stock options and warrants, respectively. These shares were not included in the computation of diluted EPS because they were anti-dilutive in the period (i.e., the options' exercise price was greater than the average market price of the common shares.)

There were no stock dividends declared for the years ended December 31, 2015 or 2014. Stock dividends declared, by quarter, for the year ended December 31, 2013 were as follows.

For the Year Ended December 31, 2013
First quarter	1 for 100
Second quarter	1 for 120
Third quarter	1 for 170
Fourth quarter	1 for 210

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
The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumption used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument. Because mortgage loans held-for-sale are sold within a few weeks of origination, they are unlikely to demonstrate any of the credit weaknesses discussed above and as a result, there were no credit related adjustments to fair value during the years ended December 31, 2015 and 2014.
The following tables present financial assets measured at fair value on a recurring basis at December 31, 2015 and 2014. There were no transfers between Level 1, 2, and 3 during the year ended December 31, 2015.

		Fair Value Measurements at December 31, 2015
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government sponsored enterprises	$41,843	$—	$41,843	$—
Municipal securities	14,951	—	14,951	—
Residential mortgage-backed securities	115,603	—	115,603	—
Mortgage loans held-for-sale	233,525	—	233,525	—
Other assets(1)	4,022	—	—	4,022
Other liabilities(1)	(651)	—	—	(651)

		Fair Value Measurements at December 31, 2014
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government sponsored enterprises	$26,284	$—	$26,284	$—
Municipal securities	14,860	—	14,860	—
Residential mortgage-backed securities	108,446	—	108,446	—
Mortgage loans held-for-sale	181,424	—	181,424	—
Other assets(1)	2,691	—	—	2,691
Other liabilities(1)	(1,341)	—	—	(1,341)

(1)	Includes mortgage-related IRLCs and derivative financial instruments to hedge interest rate risk. IRLCs recorded on a gross basis.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2015 and 2014. The changes in the fair value of economic hedges were recorded in noninterest income from mortgage banking activities in the Consolidated Statements of Comprehensive Income and are designed to partially offset the change in fair value of the financial instruments referenced in the following table.

	As of or for the Year Ended December 31,
	2015		2014
(in thousands)	Other assets(1)	Other liabilities(1)	Other assets(1)	Other liabilities(1)
Beginning balance	$2,691	$(1,341)	$3,271	$(156)
Total gains (losses) included in earnings:
Issuances	24,376	(6,523)	12,740	(4,140)
Settlements and closed loans	(22,729)	7,206	(12,800)	2,945
Expirations	(316)	7	(520)	10
Ending balance	$4,022	$(651)	$2,691	$(1,341)

(1)	Includes mortgage-related IRLCs and derivative financial instruments entered to hedge interest rate risk.
The following tables present financial assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy during the years ended December 31, 2015 and 2014.

		Fair Value Measurements at December 31, 2015
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$8,447	$—	$—	$8,447
ORE	1,847	—	—	1,847
Residential mortgage servicing rights	40,713	—	—	40,713
SBA servicing rights	2,132	—	—	2,132

		Fair Value Measurements at December 31, 2014
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$19,885	$—	$—	$19,885
ORE	10,935	—	—	10,935
Residential mortgage servicing rights	30,304	—	—	30,304
SBA servicing rights	4,654	—	—	4,654
Quantitative Information about Level 3 Fair Value Measurements
The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities:

	Fair Value at December 31,
($ in thousands)	2015	2014	Valuation Technique	Unobservable Inputs	Range/Weighted Average at December 31, 2015	Range/Weighted Average at December 31, 2014
Nonrecurring:
Impaired loans	$8,447	$19,885	Discounted appraisals less estimated selling costs	Collateral discounts	0% 0%	0% - 30% 2.51%
				Estimated selling costs	0% - 10% 9.70%	0% - 10% 9.72%
Other real estate	1,847	10,935	Discounted appraisals less estimated selling costs	Estimated selling costs	0% - 10% 8.29%	0% - 10% 7.83%
Residential mortgage servicing rights	40,713	30,304	Discounted cash flows	Discount rate	9.75% - 12.50% 10.06%	9.50% - 12.25% 9.73%
				Prepayment speeds	7.56% - 15.24% 8.66%	7.63% - 19.96% 9.24%
SBA servicing rights	2,132	4,654	Discounted cash flows	Discount rate	13.25%	13.50%
				Prepayment speeds	9.41%	7.64%
Recurring:
IRLCs	3,001	2,448	Pricing model	Pull-through ratio	80.00%	77.00%
Forward commitments	369	(1,098)	Investor pricing	Pricing spreads	90.00% - 108.70% 102.98%	90.00% - 109.63% 103.77%

The tables above exclude the initial measurement of assets and liabilities that were acquired as part of the acquisitions completed in 2015 and 2014. These assets and liabilities were recorded at their fair value upon acquisition and were not remeasured during the periods presented unless specifically required by GAAP. Acquisition date fair values represent either Level 2 fair value measurements (investment securities, ORE, property, equipment and borrowings) or Level 3 fair value measurements (loans, deposits and core deposit intangible asset).
Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value less estimated closing costs. Measuring the impairment of loans using the present value of expected future cash flows, discounted at the loan's effective interest rate, is not considered a fair value measurement. For collateral-dependent loans, fair value is measured based on the value of the collateral securing these loans and is classified as Level 3 in the fair value hierarchy. Collateral may include real estate or business assets, including equipment, inventory and accounts receivable. The value of real estate collateral is determined based on an appraisal by qualified licensed appraisers hired by the Company. If significant, the value of business equipment is based on an appraisal by qualified licensed appraisers hired by the Company; otherwise, the equipment’s net book value on the business’ financial statements is the basis for the value of business equipment. Inventory and accounts receivable collateral are valued based on independent field examiner review or aging reports. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business. Impaired loans are evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.
Foreclosed assets are adjusted to fair value less estimated selling costs upon transfer of the loans to ORE, which becomes the new carrying value of the ORE. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value less estimated selling costs. Fair value is based on independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral using market data including recent sales activity for similar assets in the property's market. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business. During 2014, management discontinued the practice of discounting all appraised values on foreclosed properties based on the results of its review of the actual realization for properties sold. Management continues to evaluate the appropriateness of appraised values on an annual basis.
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
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held-for-sale for which the fair value option (“FVO”) has been elected as of December 31, 2015 and 2014. There were no loans held-for-sale measured under FVO that were 90 days or more past due or in nonaccrual status at December 31, 2015 or 2014.

(in thousands)	Aggregate Fair Value December 31, 2015	Aggregate Unpaid Principal Balance Under FVO at December 31, 2015	Fair Value Over Unpaid Principal
Residential mortgage loans held-for-sale	$233,525	$228,586	$4,939

(in thousands)	Aggregate Fair Value December 31, 2014	Aggregate Unpaid Principal Balance Under FVO at December 31, 2014	Fair Value Over Unpaid Principal
Residential mortgage loans held-for-sale	$181,424	$177,314	$4,110
The fair value gain (loss) related to mortgage banking activities for items measured at fair value pursuant to election of FVO was $464,000, $3.6 million, and $(5.3) million for the years ended December 31, 2015, 2014, and 2013, respectively.
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

		Fair Value Measurements at December 31, 2015
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial instruments (assets):
Cash and cash equivalents	$86,133	$86,133	$—	$—	$86,133
Investment securities available-for-sale	172,397	—	172,397	—	172,397
Investment securities held-to-maturity	14,398	—	10,410	4,188	14,598
Total loans, net (1)	3,268,318	—	233,525	2,846,139	3,079,665
Financial instruments (liabilities):
Noninterest-bearing demand deposits	786,779	—	—	786,779	786,779
Interest-bearing deposits	2,392,732	—	—	2,391,993	2,391,993
Other borrowings	209,730	—	209,730	—	209,730
Subordinated debt	120,322	—	116,706	—	116,706

		Fair Value Measurements at December 31, 2014
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial instruments (assets):
Cash and cash equivalents	$71,605	$71,605	$—	$—	$71,605
Investment securities available-for-sale	149,590	—	149,590	—	149,590
Investment securities held-to-maturity	7,349	—	3,414	4,277	7,691
Total loans, net (1)	2,596,791	—	181,424	2,303,388	2,484,812
Financial instruments (liabilities):
Noninterest-bearing demand deposits	558,018	—	—	558,018	558,018
Interest-bearing deposits	1,900,004	—	—	1,901,636	1,901,636
Other borrowings	291,087	—	291,087	—	291,087
Subordinated debt	46,303	—	47,142	—	47,142

(1)	Includes $233,525 and $181,424 in residential mortgage loans held-for-sale at December 31, 2015 and 2014, respectively, for which the Company has elected FVO.

The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents approximate the fair values of those assets. For investment securities, fair value equals quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities or dealer quotes.
Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type. The fair value of performing loans is calculated by discounting scheduled cash flows through the remaining maturities using estimated market discount rates that reflect the credit and interest rate risk inherent in the loans along with a market risk premium and liquidity discount. Covered loans are measured using projections of expected cash flows, exclusive of the loss sharing agreements with the FDIC.
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
For off-balance sheet instruments, fair values are based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing for loan commitments and letters of credit. Fees related to these instruments were immaterial at December 31, 2015 and 2014, and the carrying amounts represent a reasonable approximation of their fair values. Loan commitments, letters and lines of credit, and similar obligations typically have variable interest rates and clauses that deny funding if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the foregoing schedule.
Netting of Financial Instruments
Securities sold under repurchase agreements consist of balances in the transaction accounts of commercial customers swept nightly to an overnight investment account. Securities sold under repurchase agreements are collateralized with investment securities having a market value no less than the balance borrowed, which can fluctuate daily. Securities sold under repurchase agreements are not subject to offset.
The following table presents the net position of securities sold under repurchase agreements.

	As of December 31,
(in thousands)	2015	2014
Securities sold under repurchase agreements (1)	$19,730	$14,087
Fair value of securities pledged	23,058	18,778
Net position of overnight repurchase agreements	$3,328	$4,691
(1) Included as part of Other borrowings on the Consolidated Balance Sheets
The following table summarizes the collateral type pledged for the securities sold under repurchase agreements presented above.

	As of December 31,
(in thousands)	2015	2014
Municipal securities	$8,240	$8,602
Obligations of U.S. Government sponsored enterprises	4,932	—
Residential mortgage-backed securities	9,886	10,176
Total fair value of securities pledged	$23,058	$18,778
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

17. Financial Instruments With Off-Balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments, which include commitments to extend credit and letters of credit, involve to varying degrees elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. These commitments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments.
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
Financial instruments with off-balance sheet risk at December 31, 2015 and 2014, are summarized in the following table.

	December 31,
(in thousands)	2015	2014
Loan commitments:
Commercial real estate, construction and land development	$102,364	$70,457
Commercial	122,548	124,805
SBA	7,705	6,430
Home equity	75,960	56,705
Mortgage loans	37,570	17,849
Lines of credit	7,727	5,327
Standby letters of credit and bankers acceptances	1,511	1,586
Total loan commitments	$355,385	$283,159

18. Derivative Financial Instruments
Gains (losses) of $2.0 million and $(1.8) million were recorded for the years ended December 31, 2015 and 2014, respectively, for all mortgage-related derivatives, and are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from mortgage banking activities. The Company’s derivative positions were as follows:

	Contract or Notional Amount as of December 31,
(in thousands)	2015	2014
Forward rate commitments	$410,152	$294,746
Interest rate lock commitments	181,188	139,288
Total derivatives contracts	$591,340	$434,034
The Company's derivative contracts are not subject to master netting arrangements.

19. Certain Transfers of Financial Assets
Servicing rights
Loan servicing rights are recorded at the lower of cost or market and are amortized over the remaining service life of the loans. The carrying value of the loan servicing assets is shown in the table below:

	December 31,
(in thousands)	2015	2014
Servicing rights
Residential mortgage	$72,766	$56,720
SBA	5,358	4,872
Indirect automobile	6,820	3,305
Total servicing rights	$84,944	$64,897

Residential Mortgage Loans
The Company originates and sells certain first-lien residential mortgage loans to third party investors, primarily Fannie Mae, Ginnie Mae, and Freddie Mac. The Company retains the related mortgage servicing rights (“MSRs”) and receives servicing fees on certain of these loans. During the years ended December 31, 2015 and 2014, the Company sold $2.5 billion and $1.8 billion in residential mortgage loans.
The net gain on loan sales, MSR impairment and amortization, and servicing fees are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from mortgage banking activities. During the years ended December 31, 2015 and 2014, the Company recorded gains on sales of residential mortgage loans of $69.8 million and $43.1 million, respectively. During the years ended December 31, 2015 and 2014, the Company recorded servicing fees of $15.8 million and $12.7 million, respectively.
The table below is an analysis of the activity in the Company’s MSRs and impairment:

	For the Years Ended December 31,
(in thousands)	2015	2014
Residential mortgage servicing rights
Beginning carrying value, net	$56,720	$46,785
Additions	29,442	20,593
Amortization	(10,325)	(7,335)
Impairment, net	(3,071)	(3,323)
Ending carrying value, net	$72,766	$56,720

	For the Years Ended December 31,
(in thousands)	2015	2014
Residential mortgage servicing impairment
Beginning balance	$6,452	$3,129
Additions	9,597	4,898
Recoveries	(6,526)	(1,575)
Ending balance	$9,523	$6,452

The fair value of MSRs, key metrics, and the sensitivity of the fair value to adverse changes in key economic assumptions are summarized below:

	December 31,
($ in thousands)	2015	2014
Residential Mortgage Servicing Rights
Fair Value	$74,366	$63,977
Composition of residential loans serviced for others:
Fixed-rate	99.28%	99.40%
Adjustable-rate	0.72%	0.60%
Total	100.00%	100.00%
Weighted average remaining term (years)	26.0	26.0
Prepayment speed	8.66%	9.24%
Decline in fair value due to a 10% adverse change	$(2,572)	$(2,424)
Decline in fair value due to a 20% adverse change	(4,978)	(4,680)
Weighted average discount rate	10.06%	9.73%
Decline in fair value due to a 10% adverse change	$(3,004)	$(2,516)
Decline in fair value due to a 20% adverse change	(5,762)	(4,848)
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
Information about the asset quality of residential mortgage loans serviced by the Company is shown in the table below:

Residential mortgage loans serviced	December 31, 2015			Net Charge-offs for the Year Ended December 31, 2015
	Unpaid Principal Balance
		Delinquent (days)
(in thousands)		30 to 89	90+
Serviced for others	$6,652,454	$34,923	$4,467	$—
Held-for-sale	228,586	—	—	—
Held-for-investment	299,766	1,279	1,444	33
Total residential mortgage loans serviced	$7,180,806	$36,202	$5,911	$33
Mortgage Recourse Liability
During the last five calendar years, the Company has sold over 43,000 loans with an aggregate principal balance of approximately $10.2 billion. Purchasers generally have recourse to return a sold loan to the Company under limited circumstances. As seller, the Company has made various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance with origination criteria established by the purchasers. In the event of a breach of these representations and warranties, the Company is obligated to repurchase loans with identified defects and/or to indemnify the purchasers. Some of these conditions include underwriting errors or emissions, fraud or material misstatements, and invalid collateral values. The contractual obligation arises only when the breach of representations and warranties is discovered and repurchase/indemnification is demanded. Generally, the maximum amount the Company would be required to make would be equal to the unpaid principal balance of such loans that are deemed to have defects that were sold to purchasers, plus accrued interest and certain expenses. To date, the claims to the Company from the purchasers to be reimbursed for realized losses have been de minimis. In addition, the Company’s loan sale contracts define a condition in which the borrower defaults during a short period of time as an early payment default (“EPD”). In the event of an EPD, the Company may be required to return the premium paid for the loan, pay certain administrative fees, and may be required to repurchase the loan or indemnify the purchaser unless an EPD waiver is obtained.
Management recognizes the potential risk from costs related to breaches of representations and warranties made in connection with residential loan sales and subsequent required repurchases, indemnifications, and EPD claims. As a result, the Company has established a liability to cover potential costs related to these events based on historical experience, adjusted for any risk factors not captured in the historical losses, current business volume, and known claims outstanding. The recourse liability totaled $1.4 million at December 31, 2015 and 2014, respectively, and management believes this is adequate for potential exposure related to loan sale indemnification, repurchase loans, and EPD claims. Management will continue to monitor the adequacy of the reserve level and may decide that further additions to the reserve are appropriate. However, there can be no assurance that the current balance of this reserve will prove sufficient to cover actual future losses.
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
SBA Loans
The Company has executed certain transfers of SBA loans with third parties. These loans, which are typically partially guaranteed by the SBA or otherwise credit enhanced, are generally secured by business property such as real estate, inventory, equipment, and accounts receivable. During the years ended December 31, 2015 and 2014, the Company sold $46.2 million and $64.2 million in SBA loans.
The Company retains the loan servicing rights and receives servicing fees. The net gain on SBA loan sales, servicing rights impairment and amortization and servicing fees are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from SBA lending activities. During the years ended December 31, 2015 and 2014, the Company recorded gains on sales of SBA loans of $5.1 million and $4.8 million, respectively. During the years ended December 31, 2015 and 2014, the Company recorded servicing fees of $2.3 million and $2.0 million, respectively.
The table below is an analysis of the activity in the Company’s SBA loan servicing rights and impairment:

	For the Years Ended December 31,
(in thousands)	2015	2014
SBA loan servicing rights
Beginning carrying value, net	$4,872	$4,529
Additions	933	1,687
Amortization	(2,022)	(1,744)
Recovery, net	1,575	400
Ending carrying value, net	$5,358	$4,872

	For the Years Ended December 31,
(in thousands)	2015	2014
SBA servicing rights impairment
Beginning balance	$1,818	$2,218
Additions	—	464
Recoveries	(1,575)	(864)
Ending balance	$243	$1,818
The fair value of the SBA loan servicing rights, key metrics, and the sensitivity of the fair value to adverse changes in key economic assumptions are summarized below:

	December 31,
($ in thousands)	2015	2014
SBA loan servicing rights
Fair value	$5,887	$4,931
Composition of loans serviced for others:
Fixed-rate	0.05%	0.10%
Adjustable-rate	99.95%	99.90%
Total	100.00%	100.00%
Weighted average remaining term (years)	19.7	20.4
Prepayment speed	9.41%	7.64%
Decline in fair value due to a 10% adverse change	$(181)	$(98)
Decline in fair value due to a 20% adverse change	(353)	(193)
Weighted average discount rate	13.25%	13.50%
Decline in fair value due to a 10% adverse change	$(242)	$(175)
Decline in fair value due to a 20% adverse change	(466)	(340)

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
Information about the asset quality of SBA loans serviced by the Company is shown in the table below:

SBA loans serviced	December 31, 2015			Net Charge-offs for the Year Ended December 31, 2015
	Unpaid Principal Balance
		Delinquent (days)
(in thousands)		30 to 89	90+
Serviced for others	$263,569	$6,276	$2,293	$309
Held-for-sale	14,309	—	—	—
Held-for-investment	121,684	—	3,820	86
Total SBA loans serviced	$399,562	$6,276	$6,113	$395
Indirect Automobile Loans
The Company purchases, on a nonrecourse basis, consumer installment contracts secured by new and used vehicles purchased by consumers from franchised motor vehicle dealers and select independent dealers. A portion of the indirect automobile loans originated is sold with servicing retained and the Company receives servicing fees. During the years ended December 31, 2015 and 2014, the Company sold $651.4 million and $679.9 million in indirect automobile loans.
The gain on loan sales and servicing fees are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from indirect lending activities. During the years ended December 31, 2015 and 2014, the Company recorded gains on sales of indirect automobile loans of $12.4 million and $13.4 million, respectively. During the years ended December 31, 2015 and 2014, the Company recorded servicing fees of $8.5 million and $6.1 million, respectively.
The table below is an analysis of the activity in the Company’s indirect automobile loan servicing rights:

	For the Years Ended December 31,
(in thousands)	2015	2014
Indirect automobile loan servicing rights
Beginning carrying value	$3,305	$1,888
Additions	5,558	2,453
Amortization	(2,043)	(1,036)
Ending carrying value	$6,820	$3,305
The Company has not recorded impairment on its indirect automobile loan servicing rights. The fair value of the indirect automobile loan servicing rights, key metrics, and the sensitivity of the fair value to adverse changes in key economic assumptions are summarized below:

	For the Years Ended December 31,
($ in thousands)	2015	2014
Indirect loan servicing rights
Fair value	$9,803	$6,550
Composition of loans serviced for others:
Fixed-rate	100%	100%
Adjustable-rate	—%	—%
Total	100%	100%
Weighted average remaining term (years)	5.0	5.1
Prepayment speed	20.88%	18.14%
Decline in fair value due to a 10% adverse change	$(322)	$(164)
Decline in fair value due to a 20% adverse change	(627)	(322)
Weighted average discount rate	6.87%	6.47%
Decline in fair value due to a 10% adverse change	$(109)	$(60)
Decline in fair value due to a 20% adverse change	(215)	(119)

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
Information about the asset quality of the indirect automobile loans serviced by the Company is shown in the table below:

Indirect automobile loans serviced	December 31, 2015			Net Charge-offs for the Year Ended December 31, 2015
	Unpaid Principal Balance
		Delinquent (days)
(in thousands)		30 to 89	90+
Serviced for others	$1,117,209	$2,159	$1,558	$2,698
Held-for-sale	150,000	—	—	—
Held-for-investment	1,449,481	3,354	1,638	2,988
Total indirect automobile loans serviced	$2,716,690	$5,513	$3,196	$5,686

20. Other Noninterest Income and Expense
Other noninterest income and expense for the years ended December 31, 2015, 2014, and 2013, consisted of the following.

	Years Ended December 31,
(In thousands)	2015	2014	2013
Other noninterest income:
Gain on sale of ORE	$3,084	$3,299	$4,374
Other operating income	2,756	2,336	3,775
Total	$5,840	$5,635	$8,149

Other noninterest expenses:
Professional and other services	$12,122	$10,333	$9,858
Lending expenses	6,390	4,809	4,450
ORE expenses, net	1,737	2,903	6,508
Employee expenses	3,204	2,616	2,436
Advertising and promotion	2,012	2,345	1,686
FDIC insurance premium	1,886	1,929	2,087
Other operating expenses	11,169	9,943	9,606
Total	$38,520	$34,878	$36,631

21. Condensed Financial Information of Fidelity Southern Corporation (Parent Company Only)
Financial information pertaining only to Fidelity Southern Corporation is as follows:
Condensed Balance Sheets

	December 31,
(in thousands)	2015	2014
Assets
Cash	$4,011	$4,964
Land	109	109
Investment in bank subsidiary	328,402	290,963
Investments in and amounts due from non-bank subsidiaries	4,023	4,001
Subordinated loan to bank subsidiary	10,000	10,000
Other assets	1,323	1,441
Total assets	$347,868	$311,478

Liabilities
Subordinated debt	$46,372	$46,363
Other liabilities	37	164
Total liabilities	46,409	46,527
Shareholders’ Equity
Preferred stock	—	—
Common stock	169,848	162,575
Accumulated other comprehensive income	1,544	2,814
Retained earnings	130,067	99,562
Total shareholders’ equity	301,459	264,951
Total liabilities and shareholders’ equity	$347,868	$311,478

Condensed Statements of Income

	Years Ended December 31,
(in thousands)	2015	2014	2013
Interest income
Deposits in bank	$9	$25	$109
Subordinated loan to bank subsidiary	343	338	343
Total interest income	352	363	452
Interest expense on subordinated debt	1,122	1,095	2,716
Net interest expense	(770)	(732)	(2,264)
Noninterest income
Dividends from subsidiaries	3,500	—	—
Other	98	98	170
Total noninterest income	3,598	98	170
Noninterest expense	2,825	349	829
Gain (loss) before income taxes and equity in undistributed income of subsidiaries	3	(983)	(2,923)
Income tax benefit	(1,492)	(367)	(1,118)
Gain (loss) before equity in undistributed income of subsidiaries	1,495	(616)	(1,805)
Equity in undistributed income of subsidiaries	37,640	30,652	29,443
Net income	$39,135	$30,036	$27,638

Condensed Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2015	2014	2013
Operating Activities:
Net income	$39,135	$30,036	$27,638
Equity in undistributed income of subsidiaries	(37,640)	(30,652)	(29,443)
Decrease (increase) in other assets	371	(840)	551
Decrease in other liabilities	(118)	(31)	(1,121)
Share based compensation included in undistributed earnings	1,468	1,655	1,270
Net cash provided by (used in) operating activities	3,216	168	(1,105)

Investing Activities:
Net (increase) decrease in investment in subsidiaries	(1,091)	(655)	206
Net cash (used in) provided by investing activities	(1,091)	(655)	206

Financing Activities:
Subordinated debt redemption	—	—	(21,134)
Proceeds from issuance of common stock	5,552	1,574	67,893
Preferred stock redemption	—	—	(48,200)
Common stock dividends paid	(8,630)	(6,390)	(1,075)
Preferred stock dividends paid	—	—	(1,607)
Net cash used in financing activities	(3,078)	(4,816)	(4,123)
Net decrease in cash	(953)	(5,303)	(5,022)
Cash, beginning of year	4,964	10,267	15,289
Cash, end of year	$4,011	$4,964	$10,267

22. Subsequent Events
On March 1, 2016, the Company completed its merger with American Enterprise Bankshares, Inc (“AEB”), the holding company for American Enterprise Bank of Florida, headquartered in Jacksonville, Florida. The Company acquired AEB for approximately $22 million. AEB shareholders received 0.299 shares of Fidelity common stock for each share of AEB common stock, resulting in the issuance of 1,470,102 common stock shares of Fidelity common stock. Under the terms of the merger agreement, AEB merged with and into the Company and American Enterprise Bank of Florida merged with and into Fidelity Bank. As of December 31, 2015, AEB reported approximately $205 million in assets, $160 million in loans, and $180 million in deposits.

Item 9.    Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures
Report of Management on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015, as stated in our report which is included elsewhere herein.
The effectiveness of internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
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
Changes in Internal Control over Financial Reporting
There has been no change in Fidelity’s internal control over financial reporting during the three months ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, Fidelity’s internal control over financial reporting.

Item 9B.        Other Information
None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated herein by reference to the information that appears under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Meetings and Committees of the Board of Directors,” in our Proxy Statement for the 2016 Annual Meeting of Shareholders (“Proxy Statement”). Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of Fidelity is included in Item 1 of this Annual Report on Form 10-K.
Our Conflict of Interest/Code of Ethics Policy is posted on our website at www.FidelitySouthern.com.

Item 11.          Executive Compensation
The information required by Item 11 is incorporated herein by reference to the information that appears under the headings “Executive Compensation,” “Compensation Committee Report on Executive Compensation,” and “Disclosure of Compensation Committee Interlocks and Insider Participation” in our Proxy Statement.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated herein by reference to the information that appears under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement. Information relating to our equity compensation plans is included in Item 5 of this Annual Report on Form 10-K under the heading “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13.        Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated herein by reference to the information that appears under the headings “Election of Directors” and “Certain Relationships and Related Party Transactions” in our Proxy Statement.

Item 14.        Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference to the information that appears under the heading “Fees Paid by Fidelity to Ernst & Young LLP” in our Proxy Statement.

PART IV

Item 15.        Exhibits and Financial Statement Schedules

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
Exhibit No.    Name of Exhibit

2(a)
Purchase and Assumption Agreement dated as of June 4, 2014 by and between Fidelity Bank and CenterState Bank of Florida, N.A. (incorporated by reference from Exhibit 2.1 to Fidelity Southern Corporation's Form 8-K filed June 5, 2014)

2(b)
Purchase and Assumption Agreement dated as of May 20, 2015 by and between Fidelity Bank and First Bank (incorporated by reference from Exhibit 2.1 to Fidelity Southern Corporation’s Form 8-K filed May 21, 2015).

2(c)
Purchase And Assumption Agreement dated as of October 2, 2015, by and among the Federal Deposit Insurance Corporation, Receiver of the Bank of Georgia, Peachtree City, Georgia, Fidelity Bank, and the Federal Deposit Insurance Corporation, in its corporate capacity (incorporated by reference from Exhibit 2.1 to Fidelity Southern Corporation’s Form 8-K filed October 6, 2015).

2(d)
Agreement and Plan of Merger dated as of October 26, 2015 by and between Fidelity Southern Corporation and AEB (incorporated by reference to Fidelity Southern Corporation's Form 8-K filed October 27, 2015)

3(a)
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

3(d)	Amendment to Bylaws of Fidelity Southern Corporation (incorporated by reference from Exhibit 3.2 to Fidelity Southern Corporation's Form 8-K filed November 23, 2010)

4(a)	See Exhibits 3(a) and 3(b) for provisions of the Amended and Restated Articles of Incorporation, as amended, and Bylaws, which define the rights of the shareholders

4(b)
Form of Global Note representing the Fixed/Floating Rate Subordinated Notes due 2030 of Fidelity Bank (incorporated by reference from Exhibit 4.1 to Fidelity Southern Corporation’s Form 8-K filed June 3, 2015)

10(a)#
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

10(y)	Form of Note Purchase Agreement (incorporated by reference from Exhibit 10.1 to Fidelity Southern Corporation’s Form 8-K filed June 3, 2015)

21	Subsidiaries of Fidelity Southern Corporation

23	Consent of Ernst & Young LLP

24	Powers of Attorney (included on signature page hereto)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Fidelity Southern Corporation's Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (extensible Business Reporting language) (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to the financial statements (Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in this Exhibit is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934.)

# Indicates director and management contracts or compensatory plans or arrangements.

(c)	Financial Statement Schedules.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Fidelity Southern Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY SOUTHERN CORPORATION
(Registrant)

Date:	March 11, 2016	BY:	/s/ JAMES B. MILLER, JR.
James B. Miller, Jr.
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date:	March 11, 2016	BY:	/s/ STEPHEN H. BROLLY
Stephen H. Brolly
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY AND SIGNATURES
Know all men by these presents, that each person whose signature appears below constitutes and appoints James B. Miller, Jr. and Stephen H. Brolly, or either of them, as attorney-in-fact, with each having the power of substitution and resubstitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of Fidelity Southern Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES B. MILLER, JR.	Chairman of the Board and Director	March 11, 2016
James B. Miller, Jr.	(Principal Executive Officer)

/s/ STEPHEN H. BROLLY	Chief Financial Officer (Principal	March 11, 2016
Stephen H. Brolly	Financial and Accounting Officer)

/s/ DAVID R. BOCKEL	Director	March 11, 2016
Major General (Ret) David R. Bockel

/s/ WM. MILLARD CHOATE	Director	March 11, 2016
Wm. Millard Choate

/s/ DONALD A. HARP, JR.	Director	March 11, 2016
Dr. Donald A. Harp, Jr.

/s/ KEVIN S. KING	Director	March 11, 2016
Kevin S. King

/s/ WILLIAM C. LANKFORD, JR.	Director	March 11, 2016
William C. Lankford, Jr.

/s/ H. PALMER PROCTOR, JR.	Director	March 11, 2016
H. Palmer Proctor, Jr.

/s/ W. CLYDE SHEPHERD III	Director	March 11, 2016
W. Clyde Shepherd III

/s/ RANKIN M. SMITH, JR.	Director	March 11, 2016
Rankin M. Smith, Jr.

EXHIBIT INDEX

Exhibit No.	Name of Exhibit

21	Subsidiaries of Fidelity Southern Corporation

23	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.