Form 10-Q
period 2016-03-31
FIDELITY SOUTHERN CORP
filed 2016-05-09
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
Commission file number 001-34981
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of April 30, 2016 (the most recent practicable date), the Registrant had outstanding 25,471,552 shares of Common Stock.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2016

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
($ in thousands)	March 31, 2016	December 31, 2015
Assets
Cash and due from banks	$29,176	$19,176
Interest-bearing deposits with banks	46,223	66,957
Federal funds sold	49,890	—
Cash and cash equivalents	125,289	86,133
Investment securities available-for-sale	167,574	172,397
Investment securities held-to-maturity (fair value of $15,611 and $14,598, respectively)	15,248	14,398
Loans held-for-sale (includes loans at fair value of $232,794 and $233,525, respectively)	396,879	397,834
Loans	3,092,632	2,896,948
Allowance for loan losses	(26,726)	(26,464)
Loans, net of allowance for loan losses	3,065,906	2,870,484
Premises and equipment, net	87,993	79,629
Other real estate, net	19,482	18,677
Bank owned life insurance	66,536	66,109
Servicing rights, net	82,879	84,944
Other assets	73,713	58,458
Total assets	$4,101,499	$3,849,063
Liabilities
Deposits
Noninterest-bearing demand deposits	$885,319	$786,779
Interest-bearing deposits	2,536,129	2,392,732
Total deposits	3,421,448	3,179,511
Short-term borrowings	189,278	209,730
Subordinated debt, net	120,355	120,322
Other liabilities	40,640	38,041
Total liabilities	3,771,721	3,547,604
Shareholders’ equity
Preferred stock, no par value. Authorized 10,000,000; zero issued and outstanding	—	—
Common stock, no par value. Authorized 50,000,000; issued and outstanding 25,440,701 and 23,140,774, respectively	195,200	169,848
Accumulated other comprehensive income, net of tax	2,841	1,544
Retained earnings	131,737	130,067
Total shareholders’ equity	329,778	301,459
Total liabilities and shareholders’ equity	$4,101,499	$3,849,063
See accompanying notes to unaudited consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
($ in thousands, except per share data)	2016	2015
Interest income:
Loans, including fees	$32,945	$25,289
Investment securities:
Taxable interest income	1,203	1,091
Nontaxable interest income	77	94
Other	67	12
Total interest income	34,292	26,486
Interest expense:
Deposits	3,265	2,492
Other borrowings	294	177
Subordinated debt	1,439	276
Total interest expense	4,998	2,945
Net interest income	29,294	23,541
Provision for loan losses	500	108
Net interest income after provision for loan losses	28,794	23,433
Noninterest income:
Service charges on deposit accounts	1,370	1,083
Other fees and charges	1,666	1,166
Mortgage banking activities	14,735	21,318
Indirect lending activities	4,264	5,979
SBA lending activities	1,234	930
Bank owned life insurance	454	492
Securities gains	82	—
Other	1,081	1,070
Total noninterest income	24,886	32,038
Noninterest expense:
Salaries and employee benefits	23,423	18,822
Commissions	6,230	6,160
Occupancy	4,384	3,482
Communication	1,128	948
Other	11,393	9,223
Total noninterest expense	46,558	38,635
Income before income tax expense	7,122	16,836
Income tax expense	2,581	6,146
Net income	$4,541	$10,690

Earnings per common share:
Basic	$0.19	$0.50
Diluted	$0.18	$0.45

Cash dividends declared per common share	$0.12	$0.09

Net income	$4,541	$10,690
Other comprehensive income, net of tax:
Change in net unrealized gain on available-for-sale securities, net of tax expense of $764 and $254, respectively	1,246	415
Adjustments for net gains included in net income, net of tax expense of $31 and $0, respectively	51	—
Other comprehensive income, net of tax	1,297	415
Total comprehensive income	$5,838	$11,105
See accompanying notes to unaudited consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2016	2015
Cash flows from operating activities:
Net income	$4,541	$10,690
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	500	108
Depreciation and amortization of premises and equipment	1,240	1,157
Amortization of FDIC indemnification asset, net	74	357
Accretion of purchase discounts or premiums, net	(1,441)	(72)
Other amortization	377	55
Impairment of other real estate	384	234
Amortization and impairment of servicing rights, net	8,748	5,638
Share-based compensation expense	481	315
Pension and postretirement benefit expense	459	409
Net investment securities gains	(82)	—
Gains on loan sales, including origination of servicing rights	(16,607)	(21,526)
Net gain on sales of other real estate	(525)	(303)
Net income on bank owned life insurance	(427)	(460)
Net change in deferred income tax, net of acquisitions	(1,677)	(1,544)
Net change in fair value of loans held-for-sale	(2,618)	(3,967)
Originations of loans held for sale	(727,760)	(820,118)
Proceeds from sales of loans held for sale	743,488	800,142
Net payments received from FDIC under loss-share agreements	21	688
Increase (decrease) in other assets, net of acquisitions	685	(3,968)
(Decrease) increase in other liabilities, net of acquisitions	(2,163)	4,735
Net cash provided by (used in) operating activities	7,698	(27,430)
Cash flows from investing activities:
Maturities and calls of investment securities available-for-sale	9,665	7,356
Purchases of investment securities held-to-maturity	(1,600)	—
Maturities and calls of investment securities held-to-maturity	715	227
Purchases of FHLB stock	(7,422)	(3,395)
Redemption of FHLB stock	6,589	3,838
Net increase in loans	(52,245)	(59,918)
Purchase of bank owned life insurance	—	(5,000)
Proceeds from sales of other real estate	2,828	3,480
Purchases of premises and equipment, net of acquisitions	(2,002)	(1,010)
Cash received in excess of cash paid for acquisitions	37,609	30,747
Net cash used in investing activities	(5,863)	(23,675)

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2016	2015
Cash flows from financing activities:
Net increase in noninterest-bearing deposits, net of acquisitions	$34,175	$143,516
Net increase in interest-bearing deposits, net of acquisitions	24,079	13,159
Net decrease in other short-term borrowings	(30,452)	(80,069)
Proceeds from FHLB advances	625,000	250,000
Repayments on FHLB advances	(615,000)	(260,000)
Proceeds from the issuance of common stock, net	2,390	450
Common stock dividends paid	(2,871)	(1,923)
Net cash provided by financing activities	37,321	65,133
Net increase in cash and cash equivalents	39,156	14,028
Cash and cash equivalents, beginning of period	86,133	71,605
Cash and cash equivalents, end of period	$125,289	$85,633

Supplemental cash flow information and non-cash disclosures:
Cash paid during the period for:
Interest on deposits and borrowings	$3,670	$2,894
Income taxes	1,694	155
Acquisitions
Assets acquired	169,321	7,452
Liabilities assumed	184,203	38,199
Common stock issued	22,727	—
Transfers of investment securities from available-for-sale to held-to-maturity	—	3,194
Transfers of loans from held-for-sale to held for investment	2,230	—
Transfers of loans to other real estate	2,683	835
See accompanying notes to unaudited consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(UNAUDITED)
1. Basis of Presentation, Summary of Significant Accounting Policies and Subsequent Business Combinations
The unaudited consolidated financial statements include the accounts of Fidelity Southern Corporation (“FSC” or “Fidelity”) and its wholly-owned subsidiaries. FSC owns 100% of Fidelity Bank (the “Bank”) and LionMark Insurance Company, an insurance agency offering consumer credit related insurance products. FSC also owns three subsidiaries established to issue trust preferred securities, which are not consolidated for financial reporting purposes in accordance with current accounting guidance, as FSC is not the primary beneficiary. The “Company” or “our,” as used herein, includes FSC and its subsidiaries, unless the context otherwise requires.
These unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles followed within the financial services industry for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements.
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses, the calculations of, amortization of, and the potential impairment of capitalized servicing rights, the valuation of loans held-for-sale and certain derivatives, the valuation of real estate or other assets acquired in connection with foreclosures or in satisfaction of loans, estimates used for fair value acquisition accounting and valuation of deferred income taxes. In addition, the actual lives of certain amortizable assets and income items are estimates subject to change. The Company principally operates in one business segment, which is community banking.
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
Operating results for the three-month period ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and Annual Report to Shareholders for the year ended December 31, 2015.
The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in the 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There were no new accounting policies or changes to existing policies adopted in the first three months of 2016 which had a significant effect on the results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.
Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” as part of its simplification initiative. This ASU affects all entities that issue share-based payment awards to their employees. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU No. 2016-09 is effective for public business entities for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted, but all of the guidance must be adopted in the same period. The Company is currently evaluating the provisions of ASU No. 2016-09 to determine the potential impact the new standard will have on its Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, “Leases.” The new standard requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. For leases with a term of 12 months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements and provide additional information about the nature of an organization’s leasing activities. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases and amounts previously recognized in accordance with the business combinations guidance for leases. The Company is continuing to evaluate the impact of this ASU on its Consolidated Financial Statements.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” The new guidance is intended to improve the recognition and measurement of financial instruments by requiring: equity investments that do not result in consolidation and are not accounted for under the equity method to be measured at fair value through net income, unless they qualify for the practicability exception for investments that do not have readily determinable fair values; changes in instrument-specific credit risk for financial liabilities that are measured under the fair value option will be recognized in other comprehensive income; and entities will make the assessment of the realizability of a deferred tax asset related to an available-for-sale debt security in combination with other deferred tax assets. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods therein. Early adoption is permitted. The adoption of this ASU is not expected to have a significant impact on its Consolidated Financial Statements.
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
Contingencies
Due to the nature of their activities, the Company and its subsidiaries are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of March 31, 2016. Although the ultimate outcome of all claims and lawsuits outstanding as of March 31, 2016 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company's results of operations or financial condition.
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

American Enterprise Bankshares, Inc.
On March 1, 2016, the Company acquired American Enterprise Bankshares, Inc. (“AEB”), the holding company for American Enterprise Bank of Florida, a Jacksonville, Florida-based community bank. The Company acquired all of the outstanding common stock of the former AEB shareholders, including common shares issued upon conversion of subordinated debentures prior to the acquisition. Total consideration of $22.8 million was issued in the transaction. AEB shareholders received 0.299 shares of Fidelity common stock for each share of AEB common stock, as well as a cash payment for any fractional shares, resulting in the issuance of 1,470,068 shares of Fidelity common stock. All unexercised AEB stock options at the closing date were settled for cash at the volume weighted average price of Fidelity common stock (“VWAP”) as defined in the merger agreement between AEB and Fidelity.

($ in thousands)	Number of Shares	Amount
Equity consideration
Common stock issued	1,470,068	$22,727
Total equity consideration		22,727

Non-equity considerations
Cash		32
Total consideration paid		22,759

Fair value of net assets assumed		17,922
Goodwill		$4,837
AEB merged with and into the Company and American Enterprise Bank of Florida merged with and into Fidelity Bank. With this acquisition, the Company added approximately $208.8 million in assets, $147.4 million in loans, $1.3 million in core deposit intangible, $7.7 million in premises and equipment, $5.7 million in deferred tax assets, $4.8 million in goodwill, and $181.8 million in deposits and expanded and strengthened its retail branch footprint by adding two branches in the Jacksonville, Florida area. The Company projects cost savings will be recognized in future periods once the conversion and integration activities related to the acquisition are completed.
Acquisitions during 2015
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
Under the terms of the Agreement, the Bank acquired approximately $280.8 million in assets, including approximately $144.8 million in loans, and assumed approximately $266.4 million in customer deposits. Pursuant to the Agreement, the Bank received a fair value adjustment on the assets in the amount of $20.4 million on the assets acquired and paid the FDIC a premium of 3.0% to assume all customer deposits. To settle the transaction, the FDIC made a cash payment to the Bank totaling approximately $41.4 million, based on the differential between liabilities assumed and assets acquired. Additionally, the Bank acquired The Bank of Georgia's seven branches, which are located in the following Georgia cities: Peachtree City, Fayetteville, Tyrone, Sharpsburg, Newnan, and Fairburn. With this acquisition, the Company expanded its retail branch footprint in Coweta and Fayette counties, both of which are suburbs of Atlanta.
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
First Bank
On September 11, 2015, the Company acquired certain loans and deposits from First Bank, a Missouri bank, and eight branches in the Sarasota-Bradenton, Florida area which expanded the Company's presence in that market. Net cash proceeds of $116.0 million were received in the transaction.
Florida Capital Bank, NA Branch
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
The following table summarizes the amortized cost and fair value of debt securities and the related gross unrealized gains and losses at March 31, 2016 and December 31, 2015.

	March 31, 2016
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$36,730	$1,325	$—	$38,055
Municipal securities	14,497	630	—	15,127
Residential mortgage-backed securities	95,158	2,475	(48)	97,585
Commercial mortgage-backed securities	2,076	28	—	2,104
SBA pool securities	14,700	46	(43)	14,703
Total available-for-sale	$163,161	$4,504	$(91)	$167,574

Investment securities held-to-maturity:
Municipal securities	$1,589	$44	$—	$1,633
Residential mortgage-backed securities	9,494	329	(10)	9,813
Commercial mortgage-backed securities	4,165	—	—	4,165
Total held-to-maturity	$15,248	$373	$(10)	$15,611

	December 31, 2015
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$41,252	$674	$(83)	$41,843
Municipal securities	14,513	491	(53)	14,951
Residential mortgage-backed securities	99,338	2,080	(455)	100,963
SBA pool securities	14,803	—	(163)	14,640
Total available-for-sale	$169,906	$3,245	$(754)	$172,397

Investment securities held-to-maturity:
Municipal securities	$1,589	$—	$(10)	$1,579
Residential mortgage-backed securities	8,621	263	(53)	8,831
Commercial mortgage-backed securities	4,188	—	—	4,188
Total held-to-maturity	$14,398	$263	$(63)	$14,598

The Company held 4 and 19 investment securities available-for-sale that were in an unrealized loss position at March 31, 2016 and December 31, 2015, respectively, as well as two and four securities held-to-maturity that were in an unrealized loss position at March 31, 2016, and December 31, 2015, respectively. The following table reflects the gross unrealized losses and fair values of the investment securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2016
	12 Months or Less		More Than 12 Months
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available-for-sale:
Residential mortgage-backed securities	$—	$—	$3,312	$(48)
SBA pool securities	6,251	(43)	—	—
Total available-for-sale	$6,251	$(43)	$3,312	$(48)

Investment securities held-to-maturity:
Residential mortgage-backed securities	$2,585	$(10)	$—	$—
Total held-to-maturity	$2,585	$(10)	$—	$—

	December 31, 2015
	12 Months or Less		More Than 12 Months
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$25,993	$(83)	$—	$—
Municipal securities	2,915	(53)	—	—
Residential mortgage-backed securities	20,979	(420)	3,619	(35)
SBA pool securities	14,640	(163)	—	—
Total available-for-sale	$64,527	$(719)	$3,619	$(35)

Investment securities held-to-maturity:
Municipal securities	$1,579	$(10)	$—	$—
Residential mortgage-backed securities	4,204	(53)	—	—
Total held-to-maturity	$5,783	$(63)	$—	$—
At March 31, 2016 and December 31, 2015, the unrealized losses on investment securities were related to interest rate fluctuations. Management does not have the intent to sell the temporarily impaired securities and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost. Accordingly, as of March 31, 2016, management believes the impairment detailed in the table above is temporary and no other-than-temporary impairment loss has been recognized in the Company’s Consolidated Statements of Comprehensive Income.

The amortized cost and fair value of investment securities at March 31, 2016 and December 31, 2015 are categorized in the following table by contractual maturity. Securities not due at a single maturity (i.e., mortgage-backed securities) are shown separately.

	March 31, 2016		December 31, 2015
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises
Due after one year through five years	$24,482	$25,358	$17,877	$18,176
Due five years through ten years	12,244	12,693	23,375	23,667
Due after ten years	4	4	—	—
Municipal securities
Due five years through ten years	4,095	4,308	3,316	3,399
Due after ten years	10,402	10,819	11,197	11,552
SBA pool securities
Due within one year	2	2	5	5
Due after five years through ten years	8,575	8,591	8,605	8,554
Due after ten years	6,123	6,110	6,193	6,081
Residential mortgage-backed securities	95,158	97,585	99,338	100,963
Commercial mortgage-backed securities	2,076	2,104	—	—
Total available-for-sale	$163,161	$167,574	$169,906	$172,397

Investment securities held-to-maturity:
Municipal securities
Due after ten years	$1,589	$1,633	$1,589	$1,579
Residential mortgage-backed securities	9,494	9,813	8,621	8,831
Commercial mortgage-backed securities	4,165	4,165	4,188	4,188
Total held-to-maturity	$15,248	$15,611	$14,398	$14,598
There was one investment security called during the three months ended March 31, 2016 and no investment securities were sold or called for the three months ended March 31, 2015. For the investment security that was called during the three months ended March 31, 2016, gross gains totaled $82,000. There were no transfers from investment securities available-for-sale to investment securities held-to-maturity during the three months ended March 31, 2016. There were $3.2 million in transfers from investment securities available-for-sale to investment securities held-to-maturity during the three months ended March 31, 2015.
The following table summarizes the investment securities that were pledged as collateral at March 31, 2016 and December 31, 2015.

(in thousands)	March 31, 2016	December 31, 2015
Public deposits	$100,935	$93,983
Securities sold under repurchase agreements	22,039	23,058
Total pledged securities	$122,974	$117,041

4. Loans Held-for-Sale
Residential mortgage loans held-for-sale are carried at fair value and SBA and indirect automobile loans are carried at the lower of cost or market value. The following table summarizes loans held-for-sale at March 31, 2016 and December 31, 2015.

(in thousands)	March 31, 2016	December 31, 2015
Residential mortgage	$232,794	$233,525
SBA	14,085	14,309
Indirect automobile	150,000	150,000
Total loans held-for-sale	$396,879	$397,834
During the three months ended March 31, 2016, the Company transferred loans with unpaid principal balances of $2.2 million to the held for investment residential mortgage portfolio. During the three months ended March 31, 2015, there were no transfers to the held for investment residential mortgage portfolio.
The Company had residential mortgage loans held-for-sale with unpaid principal balances of $139.2 million and $173.4 million pledged to the FHLB at March 31, 2016 and December 31, 2015, respectively.
5. Loans
Loans outstanding, by class, are summarized in the following table at carrying value and include net unamortized costs of $28.4 million and $31.9 million at March 31, 2016 and December 31, 2015, respectively. Covered loans represent previously acquired loans covered under Loss Share Agreements with the FDIC. Non-covered loans represent loans acquired that are not covered under Loss Share Agreements with the FDIC and legacy Bank originated loans. Legacy Bank loans represent existing portfolio loans prior to the past FDIC-assisted transactions with Loss Share Agreements and additional loans originated subsequent to the past FDIC-assisted transactions with Loss Share Agreements (collectively, “legacy loans”). Because of the difference in accounting for acquired loans, the tables below further segregate the Company’s non-covered loans between legacy loans and acquired loans.

	March 31, 2016
	Non-covered Loans		Covered Loans Acquired(1)
(in thousands)	Legacy	Acquired		Total
Commercial	$608,893	$174,701	$13,501	$797,095
SBA	134,056	2,801	364	137,221
Total commercial loans	742,949	177,502	13,865	934,316
Construction	170,288	28,239	1,555	200,082
Indirect automobile	1,463,005	—	—	1,463,005
Installment	34,796	3,493	259	38,548
Total consumer loans	1,497,801	3,493	259	1,501,553
Residential mortgage	269,987	51,462	386	321,835
Home equity lines of credit	107,626	22,105	5,115	134,846
Total mortgage loans	377,613	73,567	5,501	456,681
Total loans	$2,788,651	$282,801	$21,180	$3,092,632

	December 31, 2015
	Non-covered Loans		Covered Loans Acquired(1)
(in thousands)	Legacy	Acquired		Total
Commercial	$569,440	$119,595	$14,256	$703,291
SBA	131,244	4,383	366	135,993
Total commercial loans	700,684	123,978	14,622	839,284
Construction	157,476	17,393	2,164	177,033
Indirect automobile	1,449,481	—	—	1,449,481
Installment	12,031	1,720	304	14,055
Total consumer loans	1,461,512	1,720	304	1,463,536
Residential mortgage	284,313	17,683	382	302,378
Home equity lines of credit	93,093	16,456	5,168	114,717
Total mortgage loans	377,406	34,139	5,550	417,095
Total loans	$2,697,078	$177,230	$22,640	$2,896,948
(1) Included in covered loans at March 31, 2016 and December 31, 2015 is $13.9 million and $14.8 million, respectively, of assets whose reimbursable loss periods will end as of January 1, 2017.
The Company has extended loans to certain officers and directors. The Company does not believe these loans involve more than the normal risk of collectability or present other unfavorable features when originated. None of the related party loans were classified as nonaccrual, past due, restructured, or potential problem loans at March 31, 2016 or December 31, 2015.
Nonaccrual Loans
The accrual of interest income is generally discontinued when a loan becomes 90 days past due. Past due status is based on the contractual terms of the loan agreement. A loan may be placed on nonaccrual status sooner if reasonable doubt exists as to the full, timely collection of principal or interest. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is reversed against current period interest income. Subsequent interest collected is recorded as a principal reduction. Nonaccrual loans are returned to accrual status when all contractually due principal and interest amounts are brought current and the future payments are reasonably assured.
Loans in nonaccrual status are presented by class of loans in the following table. Purchased credit impaired loans are considered to be performing due to the application of the accretion method and are excluded from the table.

(in thousands)	March 31, 2016	December 31, 2015
Commercial	$9,128	$9,228
SBA	8,521	6,599
Total commercial loans	17,649	15,827
Construction	5,703	5,940
Indirect automobile	797	1,116
Installment	576	602
Total consumer loans	1,373	1,718
Residential mortgage	3,480	2,514
Home equity lines of credit	1,406	1,129
Total mortgage loans	4,886	3,643
Total nonaccrual loans	$29,611	$27,128
If such nonaccrual loans had been on a full accrual basis, interest income on these loans for the the three months ended March 31, 2016 and 2015 would have been $457,000 and $488,000, respectively.

Accruing loans delinquent 30-89 days, 90 days or more, and troubled debt restructured loans (“TDRs”) accruing interest, presented by class of loans at March 31, 2016 and December 31, 2015, were as follows.

	March 31, 2016			December 31, 2015
(in thousands)	Accruing Delinquent 30-89 Days	Accruing Delinquent 90 Days or More	TDRs Accruing	Accruing Delinquent 30-89 Days	Accruing Delinquent 90 Days or More	TDRs Accruing
Commercial	$2,235	$—	$6,652	$428	$—	$9,105
SBA	855	—	3,871	3,352	—	3,912
Construction	—	—	155	58	—	160
Indirect automobile	1,086	—	1,714	1,829	—	1,567
Installment	306	—	57	185	—	59
Residential mortgage	1,448	1,344	614	1,558	1,284	618
Home equity lines of credit	2,250	—	—	682	—	—
Total	$8,180	$1,344	$13,063	$8,092	$1,284	$15,421
TDR Loans
The following table presents TDRs that occurred during the three months ended March 31, 2016 and 2015, along with the type of modification. Modified purchased credit impaired loans are not removed from their accounting pool and accounted for as TDRs, even if those loans would otherwise be deemed TDRs.

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
(in thousands)	Interest Rate	Term	Interest Rate	Term
Commercial	$—	$—	$—	$1,006
SBA	—	—	—	—
Construction	—	—	—	—
Indirect automobile	—	331	—	394
Installment	—	—	—	—
Residential mortgage	—	—	—	—
Home equity lines of credit	—	—	—	—
Total	$—	$331	$—	$1,400
During the three months ended March 31, 2016, the amount of loans which were restructured and subsequently redefaulted were $3,000, which were all indirect automobile loans. There were no restructured and subsequently redefaulted loans during the three months ended March 31, 2015. The company defines subsequently redefaulted as a payment default within 12 months of the restructuring date.
The Company had total TDRs with a balance of $18.2 million and $22.5 million at March 31, 2016 and December 31, 2015, respectively. There were (recoveries)/charge-offs of TDR loans of $(773,000) and $21,000 for the three months ended March 31, 2016 and 2015, respectively. Charge-offs on such loans are factored into the rolling historical loss rate, which is used in the calculation of the allowance for loan losses. The Company is not committed to lend additional amounts as of March 31, 2016 or December 31, 2015 to customers with outstanding loans that are classified as TDRs.
Pledged Loans
Presented in the following table is the unpaid principal balance of loans held for investment that were pledged to the Federal Home Loan Bank of Atlanta (“FHLB of Atlanta”) as collateral for borrowings at March 31, 2016 and December 31, 2015.

	March 31,	December 31,
(in thousands)	2016	2015
Commercial real estate	$232,263	$231,227
Home equity lines of credit	78,283	73,755
Residential mortgage	197,608	181,180
Total	$508,154	$486,162

Indirect automobile loans with an unpaid principal balance of approximately $354.5 million and $319.7 million were pledged to the Federal Reserve Bank of Atlanta (“FRB”) at March 31, 2016 and December 31, 2015, respectively, as collateral for potential Discount Window borrowings.
Impaired Loans
The following tables present by class the unpaid principal balance, amortized cost and related allowance for impaired loans at March 31, 2016 and December 31, 2015.

	March 31, 2016			December 31, 2015
(in thousands)	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance
Impaired Loans with Allowance
Commercial	$5,445	$3,527	$1,358	$6,631	$4,731	$1,280
SBA	4,177	3,920	157	3,236	2,833	327
Construction	155	155	74	160	160	78
Indirect automobile	2,127	1,745	10	2,077	1,681	8
Installment	291	248	248	294	252	252
Residential mortgage	3,372	3,372	693	2,519	2,519	421
Home equity lines of credit	659	532	532	812	675	675
Loans	$16,226	$13,499	$3,072	$15,729	$12,851	$3,041

	March 31, 2016		December 31, 2015
(in thousands)	Unpaid Principal Balance	Recorded Investment(1)	Unpaid Principal Balance	Recorded Investment(1)
Impaired Loans with No Allowance
Commercial	$12,410	$10,829	$17,345	$14,580
SBA	12,689	9,075	14,118	10,499
Construction	7,806	5,703	8,045	5,940
Indirect automobile	—	—	—	—
Installment	1,469	182	1,487	191
Residential mortgage	2,029	2,029	2,713	2,712
Home equity lines of credit	151	134	—	—
Loans	$36,554	$27,952	$43,708	$33,922
(1)The primary difference between the unpaid principal balance and recorded investment represents charge offs previously taken; it excludes accrued interest receivable due to materiality.
Average impaired loans and interest income recognized for the three months ended March 31, 2016 and 2015, by class, are summarized in the table below. Interest income recognized during the periods on a cash basis was insignificant.

	Three Months Ended March 31,
	2016		2015
(in thousands)	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Commercial	$16,727	$183	$22,691	$239
SBA	13,399	156	16,921	207
Construction	5,951	4	7,453	8
Indirect automobile	2,278	72	1,924	73
Installment	435	28	504	31
Residential mortgage	5,503	45	4,974	22
Home equity lines of credit	670	22	904	14
Total	$44,963	$510	$55,371	$594

Credit Quality Indicators
The Company uses an asset quality ratings system to assign a numeric indicator of the credit quality and level of existing credit risk inherent in a loan. These ratings are adjusted periodically as the Company becomes aware of changes in the credit quality of the underlying loans.
Indirect automobile loans typically receive a risk rating only when being downgraded to an adverse rating which typically occurs when payments of principal and interest are greater than 90 days past due. The Company uses a number of factors, including FICO scoring, to help evaluate the likelihood consumer borrowers will pay their credit obligations as agreed. The weighted-average FICO score for the indirect automobile portfolio was 750 at March 31, 2016 and 749 at December 31, 2015.
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
•Loss – Loss assets are considered uncollectable and of such little value that their continuance as recorded assets is not warranted.
The following tables present the recorded investment in loans, by loan rating category, as of March 31, 2016 and December 31, 2015.

(in thousands)	March 31, 2016
Asset Rating	Commercial	SBA	Construction	Indirect Automobile	Installment	Residential Mortgage	Home Equity Lines of Credit	Total
Pass	$730,351	$120,159	$189,567	$—	$37,571	$295,993	$132,824	$1,506,465
Special Mention	18,501	6,920	2,270	—	239	10,866	257	39,053
Substandard	48,243	10,142	8,245	3,295	738	14,976	1,765	87,404
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
	797,095	137,221	200,082	3,295	38,548	321,835	134,846	1,632,922
Ungraded Performing	—	—	—	1,459,710	—	—	—	1,459,710
Total	$797,095	$137,221	$200,082	$1,463,005	$38,548	$321,835	$134,846	$3,092,632

(in thousands)	December 31, 2015
Asset Rating	Commercial	SBA	Construction	Indirect Automobile	Installment	Residential Mortgage	Home Equity Lines of Credit	Total
Pass	$638,051	$119,690	$166,811	$—	$12,839	$289,091	$112,700	$1,339,182
Special Mention	12,136	5,477	2,040	—	418	3,358	267	23,696
Substandard	53,104	10,826	8,182	3,537	798	9,929	1,750	88,126
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
	703,291	135,993	177,033	3,537	14,055	302,378	114,717	1,451,004
Ungraded Performing	—	—	—	1,445,944	—	—	—	1,445,944
Total	$703,291	$135,993	$177,033	$1,449,481	$14,055	$302,378	$114,717	$2,896,948

Acquired Loans
As discussed in Note 2, on March 1, 2016, the Company acquired loans with a fair value of $147.4 million. Of this amount, $145.9 million were determined to have no evidence of deteriorated credit quality and are accounted for as acquired performing loans. The remaining $1.5 million were determined to have exhibited deteriorated credit quality since origination and were accounted for as purchased credit impaired (“PCI”) loans.
The tables below show the balances acquired for these two subsections of the portfolio as of the acquisition date.
Acquired Performing Loans

(in thousands)	2016
Contractually required principal and interest at acquisition	$173,726
Fair value of acquired performing loans at acquisition	$145,913
Acquired PCI Loans

(in thousands)	2016
Contractually required principal and interest at acquisition	$2,524
Nonaccretable difference (expected losses and foregone interest)	962
Cash flows expected to be collected at acquisition	1,562
Accretable yield	101
Basis in acquired PCI loans at acquisition	$1,461
The Company also acquired PCI loans in its past acquisitions. The carrying amount and outstanding balance at March 31, 2016 of the PCI loans from these acquisitions as well as the PCI loans acquired during 2016 was $41.0 million and $54.7 million, respectively. The carrying amount and outstanding balance of the PCI loans from the past FDIC-assisted acquisitions was $44.5 million and $58.1 million, respectively, at December 31, 2015.
Accretable yield, or income expected to be collected on PCI loans at March 31, 2016 and December 31, 2015, was as follows.

(in thousands)	March 31, 2016	December 31, 2015
Beginning balance	$3,797	$1,649
Increase due to acquired loans	92	1,371
Accretion of income	(549)	(768)
Other activity, net	178	1,545
Ending balance	$3,518	$3,797

6. Allowance for Loan Losses
A summary of changes in the allowance for loan losses (“ALL”) by loan portfolio type is as follows.

	Three Months Ended March 31, 2016
(in thousands)	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
Beginning balance	$11,025	$1,711	$8,668	$4,284	$776	$26,464
Charge-offs	(269)	—	(1,163)	(44)	—	(1,476)
Recoveries	722	534	358	1	—	1,615
Net recoveries / (charge offs)	453	534	(805)	(43)	—	139
Decrease in FDIC indemnification asset	(53)	(348)	—	24	—	(377)
Provision for loan losses(1)	(544)	28	603	305	108	500
Ending balance	$10,881	$1,925	$8,466	$4,570	$884	$26,726

	Three Months Ended March 31, 2015
(in thousands)	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
Beginning balance	$13,167	$1,486	$6,591	$3,475	$731	$25,450
Charge-offs	(886)	—	(1,255)	(40)	—	(2,181)
Recoveries	71	98	383	1	—	553
Net (charge offs) / recoveries	(815)	98	(872)	(39)	—	(1,628)
Decrease in FDIC indemnification asset	—	—	—	(172)	—	(172)
Provision for loan losses(1)	(845)	(230)	1,034	59	90	108
Ending balance	$11,507	$1,354	$6,753	$3,323	$821	$23,758
(1) Net of benefit attributable to FDIC indemnification asset.
The following tables present, by loan portfolio type, the balance in the ALL disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans.

	March 31, 2016
(in thousands)	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
Individually evaluated for impairment	$1,515	$74	$258	$1,225	$—	$3,072
Collectively evaluated for impairment	8,724	1,834	8,208	3,322	884	22,972
Acquired with deteriorated credit quality	642	17	—	23	—	682
Total allowance for loan losses	$10,881	$1,925	$8,466	$4,570	$884	$26,726
Individually evaluated for impairment	$27,351	$5,858	$2,175	$6,067	$—	$41,451
Collectively evaluated for impairment	875,311	191,966	1,498,955	441,828	—	3,008,060
Acquired with deteriorated credit quality	31,654	2,258	423	8,786	—	43,121
Total loans	$934,316	$200,082	$1,501,553	$456,681	$—	$3,092,632

	December 31, 2015
(in thousands)	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
Individually evaluated for impairment	$1,607	$78	$260	$1,096	$—	$3,041
Collectively evaluated for impairment	8,850	1,612	8,408	3,165	776	22,811
Acquired with deteriorated credit quality	568	21	—	23	—	612
Total allowance for loan losses	$11,025	$1,711	$8,668	$4,284	$776	$26,464
Individually evaluated for impairment	$32,643	$6,100	$2,124	$5,906	$—	$46,773
Collectively evaluated for impairment	787,493	168,953	1,460,039	389,209	—	2,805,694
Acquired with deteriorated credit quality	19,148	1,980	1,373	21,980	—	44,481
Total loans	$839,284	$177,033	$1,463,536	$417,095	$—	$2,896,948
The determination of the overall allowance for credit losses has two components, the allowance for originated loans and the allowance for acquired loans.
Total loans includes acquired loans of $304.0 million and $199.9 million at March 31, 2016 and December 31, 2015, respectively, which were recorded at fair value when acquired. The ALL for acquired loans is evaluated at each reporting date subsequent to acquisition. For acquired performing loans, an allowance is determined for each loan pool using a methodology similar to that used for originated loans and then compared to the remaining fair value discount for that pool. For purchased credit impaired loans, estimated cash flows expected to be collected are re-evaluated at each reporting date for each loan pool. The methodology also considers the remaining fair value discounts recognized upon acquisition associated with purchased non-impaired loans in estimating a general allowance and also includes establishing an ALL for purchased credit-impaired loans that have deteriorated since acquisition.
7. Other Real Estate
The following table segregates the other real estate (“ORE”) by type.

(in thousands)	March 31, 2016	December 31, 2015
Commercial	$8,616	$7,147
Residential	5,892	1,263
Undeveloped property	4,974	10,267
Total ORE, net	$19,482	$18,677
The following table summarizes the changes in ORE.

	For the Three Months Ended March 31,
(in thousands)	2016	2015
Beginning balance	$18,677	$22,564
ORE acquired in acquisition	809	—
Transfers of loans to ORE	2,683	835
Sales	(2,303)	(3,177)
Write-downs	(384)	(234)
Ending balance	$19,482	$19,988
At March 31, 2016, there were no residential mortgage loans in the process of foreclosure. The unpaid principal balance of residential mortgage loans in the process of foreclosure at December 31, 2015 was $142,000.
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
Valuation Methodologies and Fair Value Hierarchy
The primary financial instruments that the Company carries at fair value include investment securities available-for-sale, derivative instruments including IRLCs, and loans held-for-sale.
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
The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumption used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument. Because mortgage loans held-for-sale are sold within a few weeks of origination, they are unlikely to demonstrate any of the credit weaknesses discussed above and as a result, there were no credit related adjustments to fair value during the three months ended March 31, 2016 and 2015.
The following tables present the financial instruments measured at fair value on a recurring basis by level within the fair value hierarchy based on the inputs used to estimate the fair value at the measurement date. There were no transfers between Levels 1, 2, and 3 during the three months ended March 31, 2016.

		March 31, 2016
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale	$167,574	$—	$167,574	$—
Mortgage loans held-for-sale	232,794	—	232,794	—
Other assets(1)	7,181	—	—	7,181
Other liabilities(1)	(2,497)	—	—	(2,497)

		December 31, 2015
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale	$172,397	$—	$172,397	$—
Mortgage loans held-for-sale	233,525	—	233,525	—
Other assets(1)	4,022	—	—	4,022
Other liabilities(1)	(651)	—	—	(651)
(1) Includes mortgage-related IRLCs and derivative financial instruments to hedge interest rate risk. IRLCs are recorded on a gross basis.
The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2016 and 2015. The changes in the fair value of economic hedges were recorded in noninterest income from mortgage banking activities in the Consolidated Statements of Comprehensive Income and are designed to partially offset the change in fair value of the financial instruments referenced in the following table.

	As of or for the Three Months Ended March 31,
	2016		2015
(in thousands)	Other Assets(1)	Other Liabilities(1)	Other Assets(1)	Other Liabilities(1)
Beginning balance	$4,022	$(651)	$2,691	$(1,341)
Total gains (losses) included in earnings:
Issuances	7,181	(2,497)	9,426	(4,602)
Settlements and closed loans	(4,000)	651	(2,588)	1,341
Expirations	(22)	—	(103)	—
Ending balance	$7,181	$(2,497)	$9,426	$(4,602)
(1)Includes mortgage-related IRLCs and derivative financial instruments entered to hedge interest rate risk.
The following tables present the financial assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy based on the inputs used to estimate the fair value at the measurement date.

		March 31, 2016
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$9,996	$—	$—	$9,996
ORE, net	873	—	—	873
Residential mortgage servicing rights	67,703	—	—	67,703
SBA servicing rights	2,122	—	—	2,122

		December 31, 2015
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$8,447	$—	$—	$8,447
ORE, net	1,847	—	—	1,847
Residential mortgage servicing rights	40,713	—	—	40,713
SBA servicing rights	2,132	—	—	2,132

Quantitative Information about Level 3 Fair Value Measurements
The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities:

	Fair Value at
($ in thousands)	March 31, 2016	December 31, 2015	Valuation Technique	Unobservable Inputs	Range/Weighted Average at March 31, 2016	Range/Weighted Average at December 31, 2015
Nonrecurring:
Impaired loans	$9,996	$8,447	Appraised value less estimated selling costs	Estimated selling costs	0% - 10% 9.40%	0% - 10% 9.70%
Other real estate	873	1,847	Appraised value less estimated selling costs	Estimated selling costs	0 - 10% 8.58%	0% - 10% 8.29%
Residential mortgage servicing rights	67,703	40,713	Discounted cash flows	Discount rate	9.397% - 10.875% 9.62%	9.75% - 12.50% 10.06%
				Modeled prepayment speeds	10.04% - 21.34% 11.48%	7.56% - 15.24% 8.66%
SBA servicing rights	2,122	2,132	Discounted cash flows	Discount rate	12.78%	13.25%
				Modeled prepayment speeds	8.88%	9.41%
Recurring:
IRLCs	6,630	3,001	Pricing model	Pull-through ratio	80.00%	80.00%
Forward commitments	(1,946)	369	Investor pricing	Pricing spreads	90.00% - 105.72% 103.23%	90.00% - 106.20% 102.67%
The tables above exclude the initial measurement of assets and liabilities that were added pursuant to acquisitions. These assets and liabilities were recorded at their fair value upon acquisition and were not remeasured during the periods presented unless specifically required by GAAP. Acquisition date fair values represent either Level 2 fair value measurements (investment securities, ORE, property, equipment and borrowings) or Level 3 fair value measurements (loans, deposits and core deposit intangible asset).
Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value less estimated closing costs. Measuring the impairment of loans using the present value of expected future cash flows, discounted at the loan's effective interest rate, is not considered a fair value measurement. For collateral-dependent loans, fair value is measured based on the value of the collateral securing these loans and is classified as Level 3 in the fair value hierarchy. Collateral may include real estate or business assets, including equipment, inventory and accounts receivable. The value of real estate collateral is determined based on an appraisal by qualified licensed appraisers ordered by the Company. If significant, the value of business equipment is based on an appraisal by qualified licensed appraisers ordered by the Company; otherwise, the equipment’s net book value on the business’ financial statements is the basis for the value of business equipment. Inventory and accounts receivable collateral are valued based on independent field examiner review or aging reports. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business. Impaired loans are evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.
Foreclosed assets are adjusted to fair value less estimated selling costs upon transfer of the loans to ORE, which becomes the new carrying value of the ORE. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value less estimated selling costs. Fair value is based on independent market prices, appraised values of the collateral, sales agreements, or management’s estimation of the value of the collateral using market data including recent sales activity for similar assets in the property's market. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3. Appraised and reported values may be discounted based on management's historical knowledge, changes in market conditions from the time of the valuation, and management's expertise and knowledge of the client's business. Management continues to evaluate the appropriateness of appraised values on an annual basis.
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
Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held-for-sale for which the fair value option (“FVO”) has been elected as of March 31, 2016 and December 31, 2015. There were no loans held-for-sale that were 90 days or more past due or in nonaccrual status at March 31, 2016 and December 31, 2015.

(in thousands)	Aggregate Fair Value March 31, 2016	Aggregate Unpaid Principal Balance Under FVO at March 31, 2016	Fair Value Over Unpaid Principal
Residential mortgage loans held-for-sale	$232,794	$226,327	$6,467

(in thousands)	Aggregate Fair Value December 31, 2015	Aggregate Unpaid Principal Balance Under FVO at December 31, 2015	Fair Value Over Unpaid Principal
Residential mortgage loans held-for-sale	$233,525	$228,586	$4,939
The fair value gain related to mortgage banking activities for items measured at fair value pursuant to election of the FVO was $1.5 million and $494,000 for the three months ended March 31, 2016 and 2015, respectively.

The following table includes the estimated fair value of the Company's financial instruments. The estimated fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. In cases where quoted market prices are not available, fair values are based on settlements using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets, and, in many cases, could not be realized in immediate settlement of the instrument. The aggregate fair value amounts presented in the table below do not represent the underlying value of the Company.

		Fair Value Measurements at March 31, 2016
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial instruments (assets):
Cash and cash equivalents	$125,289	$125,289	$—	$—	$125,289
Investment securities available-for-sale	167,574	—	167,574	—	167,574
Investment securities held-to-maturity	15,248	—	11,446	4,165	15,611
Total loans, net	3,462,785	—	232,794	3,020,019	3,252,813
Financial instruments (liabilities):
Noninterest-bearing demand deposits	885,319	—	—	885,319	885,319
Interest-bearing deposits	2,536,129	—	—	2,536,455	2,536,455
Short-term borrowings	189,278	—	189,278	—	189,278
Subordinated debt	120,355	—	117,730	—	117,730

		Fair Value Measurements at December 31, 2015
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial instruments (assets):
Cash and cash equivalents	$86,133	$86,133	$—	$—	$86,133
Investment securities available-for-sale	172,397	—	172,397	—	172,397
Investment securities held-to-maturity	14,398	—	10,410	4,188	14,598
Total loans, net	3,268,318	—	233,525	2,846,139	3,079,664
Financial instruments (liabilities):
Noninterest-bearing demand deposits	786,779	—	—	786,779	786,779
Interest-bearing deposits	2,392,732	—	—	2,391,993	2,391,993
Short-term borrowings	209,730	—	209,730	—	209,730
Subordinated debt	120,322	—	116,706	—	116,706
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
For off-balance sheet instruments, fair values are based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing for loan commitments and letters of credit. Fees related to these instruments were immaterial at March 31, 2016 and December 31, 2015, and the carrying amounts represent a reasonable approximation of their fair values. Loan commitments, letters and lines of credit, and similar obligations typically have variable interest rates and clauses that deny funding if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the foregoing schedule.
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
The following table presents the net position of securities sold under repurchase agreements.

(in thousands)	March 31, 2016	December 31, 2015
Securities sold under repurchase agreements (1)	$14,278	$19,730
Fair value of securities pledged	22,039	23,058
Net position of overnight repurchase agreements	$7,761	$3,328
(1) Included as part of Short-term borrowings on the Consolidated Balance Sheets
The following table summarizes the collateral type pledged for the securities sold under repurchase agreements presented above.

(in thousands)	March 31, 2016	December 31, 2015
Municipal securities	$7,690	$8,240
Obligations of U.S. Government sponsored enterprises	4,994	4,932
Residential mortgage-backed securities	9,355	9,886
Total fair value of securities pledged	$22,039	$23,058
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
9. Derivative Financial Instruments
Gains of $1.3 million and $3.5 million were recorded for the three months ended March 31, 2016 and 2015, respectively, for all mortgage-related derivatives, and are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from mortgage banking activities.
The Company’s derivative positions were as follows:

	Contract or Notional Amount as of
(in thousands)	March 31, 2016	December 31, 2015
Forward rate commitments	$536,223	$410,152
Interest rate lock commitments	296,397	181,188
Total derivatives contracts	$832,620	$591,340
The Company's derivative contracts are not subject to master netting arrangements.
10. Earnings Per Common Share
Earnings per common share (“EPS”) were calculated as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2016	2015
Net income	$4,541	$10,690

Weighted average common shares outstanding - basic (1)	24,273	21,380
Effect of dilutive stock options and warrants (2)	568	2,303
Weighted average common shares outstanding – diluted	24,841	23,683

EPS:
Basic	$0.19	$0.50
Diluted	$0.18	$0.45
(1) Includes participating securities related to unvested restricted stock awards, net of forfeitures during the period
(2) Effect of dilutive stock options and warrants includes the dilutive effect of additional potential common shares issuable under contracts
As of March 31, 2016 and 2015, there were 378,000 and 112,000 common stock options which were not included in the potentially dilutive stock options and warrants, respectively. These shares were not included in the computation of diluted EPS because they were anti-dilutive in the period (i.e., the options' exercise price was greater than the average market price of the common shares.)
11. Certain Transfers of Financial Assets
Servicing rights
Loan servicing rights are initially recorded at fair value and subsequently recorded at the lower of cost or fair market and are amortized over the remaining service life of the loans. The carrying value of the loan servicing assets is shown in the table below:

(in thousands)	March 31, 2016	December 31, 2015
Servicing rights
Residential mortgage	$69,927	$72,766
SBA	5,449	5,358
Indirect automobile	7,503	6,820
Total servicing rights	$82,879	$84,944
Residential Mortgage Loans
The Company typically sells first-lien residential mortgage loans to third party investors, primarily Fannie Mae, Ginnie Mae, and Freddie Mac. The Company retains the related mortgage servicing rights (“MSRs”) and receives servicing fees on certain of these loans. During the three months ended March 31, 2016 and 2015, the Company sold $473.5 million and $492.2 million in residential mortgage loans, respectively, with servicing retained.
The net gain on loan sales, MSR impairment and amortization, and servicing fees are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from mortgage banking activities. During the three months ended March 31, 2016 and 2015, the Company recorded gains on sales of residential mortgage loans of $15.2 million and $19.7 million, respectively. During the three months ended March 31, 2016 and 2015, the Company recorded servicing fees of $4.5 million and $3.6 million, respectively.

The table below is an analysis of the activity in the Company’s MSRs and impairment.

	For the Three Months Ended March 31,
(in thousands)	2016	2015
Residential mortgage servicing rights
Beginning carrying value, net	$72,766	$56,720
Additions	5,094	6,790
Amortization	(3,272)	(2,362)
Impairment, net	(4,661)	(2,469)
Ending carrying value, net	$69,927	$58,679

	For the Three Months Ended March 31,
(in thousands)	2016	2015
Residential mortgage servicing impairment
Beginning balance	$9,523	$6,452
Additions	5,822	3,900
Recoveries	(1,161)	(1,431)
Ending balance	$14,184	$8,921
The fair value of MSRs, key metrics, and the sensitivity of the fair value to adverse changes in model inputs and/or assumptions are summarized below.

($ in thousands)	March 31, 2016	December 31, 2015
Residential Mortgage Servicing Rights
Fair Value	$70,012	$74,366
Composition of residential loans serviced for others:
Fixed-rate	99.32%	99.28%
Adjustable-rate	0.68%	0.72%
Total	100.00%	100.00%
Weighted average remaining term (years)	25.8	26.0
Modeled repayment speed	11.48%	8.66%
Decline in fair value due to a 10% adverse change	$(3,089)	$(2,572)
Decline in fair value due to a 20% adverse change	(5,697)	(4,978)
Weighted average discount rate	9.62%	10.06%
Decline in fair value due to a 10% adverse change	$(2,746)	$(3,004)
Decline in fair value due to a 20% adverse change	(5,079)	(5,762)
The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As indicated, changes in value based on adverse changes in model inputs and/or assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in value may not be linear. In addition, the effect of an adverse variation in a particular assumption on the value of the MSRs is calculated without changing any other assumptions. In reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which may magnify or counteract the effect of the change.

Information about the asset quality of residential mortgage loans serviced by the Company is shown in the table below.

	March 31, 2016			Net Charge-offs for the Three Months Ended March 31, 2016
Residential mortgage loans serviced	Unpaid Principal Balance
		Delinquent (days)
(in thousands)		30 to 89	90+
Serviced for others	$6,893,992	$31,071	$5,968	$—
Held-for-sale	226,327	208	—	—
Held-for-investment	321,297	992	3,353	13
Total residential mortgage loans serviced	$7,441,616	$32,271	$9,321	$13
Loans serviced for others are not included in the consolidated statements of financial condition as they are not assets of the Company.
Mortgage Recourse Liability
During the last five years ending March 31, 2016, the Company has sold over 44,000 loans with a principal balance of approximately $10.4 billion. As seller, the Company has made various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance with origination criteria established by the purchasers. In the event of a breach of these representations and warranties, the Company is obligated to repurchase loans with identified defects and/or to indemnify the purchasers. Some of these conditions include underwriting errors or omissions, fraud or material misstatements, and invalid collateral values. The contractual obligation arises only when the breach of representations and warranties is discovered and repurchase/indemnification is demanded. Generally, the maximum amount the Company would be required to pay would be equal to the unpaid principal balance of such loans that are deemed to have defects that were sold to purchasers, plus accrued interest, return of the premium received at the time of the loan sale, and reimbursement of certain expenses. To date, the claims to the Company from the purchasers to be paid upon repurchase or paid because of indemnification have been insignificant. In addition, the Company’s loan sale contracts define a condition in which the borrower defaults during a short period of time as an early payment default (“EPD”). In the event of an EPD, the Company may be required to return the premium paid for the loan, pay certain administrative fees, and may be required to repurchase the loan or indemnify the purchaser unless an EPD waiver is obtained.
Management recognizes the potential risk from costs related to breaches of representations and warranties made in connection with residential loan sales and subsequent required repurchases, indemnifications, and EPD claims. As a result, the Company has established a liability to cover potential costs related to these events based on historical experience, adjusted for any risk factors not captured in the historical losses, current business volume, and known claims outstanding. The recourse liability totaled $1.4 million at March 31, 2016 and December 31, 2015, respectively, and management believes this amount is adequate for potential exposure related to loan sale indemnification, repurchase loans, and EPD claims. Management will continue to monitor the adequacy of the reserve level and may decide that further additions to the reserve are appropriate. However, there can be no assurance that the current balance of this reserve will prove sufficient to cover actual future losses.
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
SBA Loans
The Company has executed certain transfers of SBA loans with third parties. These loans, which are typically partially guaranteed by the SBA or otherwise credit enhanced, are generally secured by business property such as real estate, inventory, equipment, and accounts receivable. During the three months ended March 31, 2016 and 2015, the Company sold $11.5 million and $13.1 million in SBA loans, respectively.
The Company retains the loan servicing rights and receives servicing fees. The net gain on SBA loan sales, servicing rights impairment and amortization and servicing fees are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from SBA lending activities. During the three months ended March 31, 2016 and 2015, the Company recorded gains on sales of SBA loans of $856,000 and $860,000, respectively. During the three months ended March 31, 2016 and 2015, the Company recorded servicing fees of $580,000 and $536,000, respectively.

The table below is an analysis of the activity in the Company’s SBA loan servicing rights and impairment.

	For the Three Months Ended March 31,
(in thousands)	2016	2015
SBA loan servicing rights
Beginning carrying value, net	$5,358	$4,872
Additions	293	236
Amortization	(315)	(516)
Recovery, net	113	50
Ending carrying value, net	$5,449	$4,642

	For the Three Months Ended March 31,
(in thousands)	2016	2015
SBA servicing rights impairment
Beginning balance	$243	$1,818
Additions	—	—
Recoveries	(113)	(50)
Ending balance	$130	$1,768
The fair value of the SBA loan servicing rights, key metrics, and the sensitivity of the fair value to adverse changes in the model inputs and/or assumptions are summarized below.

($ in thousands)	March 31, 2016	December 31, 2015
SBA loan servicing rights
Fair Value	$6,100	$5,887
Composition of loans serviced for others:
Fixed-rate	0.20%	0.05%
Adjustable-rate	99.80%	99.95%
Total	100.00%	100.00%
Weighted average remaining term (years)	19.5	19.7
Modeled prepayment speed	8.88%	9.41%
Decline in fair value due to a 10% adverse change	$(185)	$(181)
Decline in fair value due to a 20% adverse change	(358)	(353)
Weighted average discount rate	12.78%	13.25%
Decline in fair value due to a 10% adverse change	$(136)	$(242)
Decline in fair value due to a 20% adverse change	(265)	(466)
The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As indicated, changes in value based on adverse changes in model inputs and/or assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in value may not be linear. In addition, the effect of an adverse variation in a particular assumption on the value of the SBA loan servicing rights is calculated without changing any other assumptions. In reality, changes in one factor may magnify or counteract the effect of the change.

Information about the asset quality of SBA loans serviced by the Company is shown in the table below.

	March 31, 2016			Net Charge-offs for the Three Months Ended March 31, 2016
SBA loans serviced	Unpaid Principal Balance
		Delinquent (days)
(in thousands)		30 to 89	90+
Serviced for others	$271,004	$855	$—	$265
Held-for-sale	14,085	—	—	—
Held-for-investment	137,379	—	—	—
Total SBA loans serviced	$422,468	$855	$—	$265
Loans serviced for others are not included in the consolidated statements of financial condition as they are not assets of the Company.
Indirect Automobile Loans
The Company purchases, on a nonrecourse basis, consumer installment contracts secured by new and used vehicles purchased by consumers from franchised motor vehicle dealers and select independent dealers. A portion of the indirect automobile loans originated is sold with servicing retained and the Company receives servicing fees. During the three months ended March 31, 2016 and 2015, the Company sold $171.8 million and $219.8 million in indirect automobile loans, respectively.
The gain on loan sales and servicing fees are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from indirect lending activities. During the three months ended March 31, 2016 and 2015, the Company recorded gains on sales of indirect automobile loans of $2.8 million and $4.5 million, respectively. During the three months ended March 31, 2016 and 2015, the Company recorded servicing fees of $663,000 and $1.9 million, respectively.
The table below is an analysis of the activity in the Company’s indirect automobile loan servicing rights:

	For the Three Months Ended March 31,
(in thousands)	2016	2015
Indirect automobile loan servicing rights
Beginning carrying value	$6,820	$3,305
Additions	1,297	1,861
Amortization	(613)	(341)
Ending carrying value	$7,504	$4,825
The Company has not recorded impairment on its indirect automobile loan servicing rights.
The fair value of the indirect automobile loan servicing rights, key metrics, and the sensitivity of the fair value to adverse changes in model inputs and/or assumptions are summarized below.

($ in thousands)	March 31, 2016	December 31, 2015
Indirect loan servicing rights
Fair value	$9,148	$9,803
Composition of loans serviced for others:
Fixed-rate	100.00%	100.00%
Adjustable-rate	—%	—%
Total	100.00%	100.00%
Weighted average remaining term (years)	4.9	5.0
Modeled prepayment speed	20.88%	20.88%
Decline in fair value due to a 10% adverse change	$(307)	$(322)
Decline in fair value due to a 20% adverse change	(598)	(627)
Weighted average discount rate	6.59%	6.87%
Decline in fair value due to a 10% adverse change	$(100)	$(109)
Decline in fair value due to a 20% adverse change	(198)	(215)

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As indicated, changes in value based on adverse changes in model inputs and/or assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in value may not be linear. In addition, the effect of an adverse variation in a particular assumption on the value of the indirect automobile loan servicing rights is calculated without changing any other assumptions. In reality, changes in one factor may magnify or counteract the effect of the change.
Information about the asset quality of the indirect automobile loans serviced by the Company is shown in the table below.

	March 31, 2016			Net Charge-offs for the Three Months Ended March 31, 2016
Indirect automobile loans serviced	Unpaid Principal Balance
		Delinquent (days)
(in thousands)		30 to 89	90+
Serviced for others	$1,171,453	$1,087	$—	$797
Held-for-sale	150,000	—	—	—
Held-for-investment	1,463,005	—	—	—
Total indirect automobile loans serviced	$2,784,458	$1,087	$—	$797
Loans serviced for others are not included in the consolidated statements of financial condition as they are not assets of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis reviews important factors affecting our financial condition at March 31, 2016 compared to December 31, 2015, and compares the results of operations for the three months ended March 31, 2016 and 2015. These comments should be read in conjunction with our consolidated financial statements and accompanying notes appearing in this Quarterly Report on Form 10-Q and the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2015. All percentage and dollar variances noted in the following analysis are calculated from the balances presented in the accompanying consolidated financial statements.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations relating to present or future trends or factors generally affecting the banking industry and specifically affecting our operations, markets and services. Without limiting the foregoing, the words “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “will,” “may,” and similar expressions are intended to identify forward-looking statements. These forward looking statements are based upon assumptions we believe are reasonable and may relate to, among other things, the difficult economic conditions and the economy’s impact on operating results, credit quality, liquidity, capital, the adequacy of the allowance for loan losses, changes in interest rates, and litigation results. These forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those projected for many reasons, including without limitation, changing events and trends that have influenced our assumptions.
These risks, trends and events include but are not limited to the following: (1) risks associated with our loan portfolio, including difficulties in maintaining quality loan growth, greater loan losses than historic levels, the risk of an insufficient allowance for loan losses, expenses associated with managing nonperforming assets, our ability to maintain and service relationships with automobile dealers and indirect automobile loan purchasers, and our ability to profitably manage changes in our indirect automobile lending operations; (2) risks associated with global, general, and local economic and business conditions, including economic recession or depression, the pace, consistency, and extent of recovery of values and activity in the residential housing and commercial real estate markets of the Atlanta metropolitan area as well as the Savannah, Georgia; Birmingham, Alabama and eastern, central, and northern Florida markets; (3) expectations of and actual timing and amount of interest rate movements, including the slope and shape of the yield curve, which can have a significant impact on a financial services institution; (4) market and monetary fluctuations, including fluctuations in mortgage markets; (5) inflation or deflation; (6) risks associated with government regulation and programs, uncertainty with respect to future governmental economic and regulatory measures, new regulatory requirements imposed by the Consumer Financial Protection Bureau (“CFPB”), new regulatory requirements for residential mortgage loan services, and numerous legislative proposals to further regulate the financial services industry, the impact of and adverse changes in the governmental regulatory requirements affecting us, and changes in political, legislative and economic conditions; (7) the ability to maintain adequate liquidity and sources of liquidity; (8) our ability to maintain sufficient capital and to raise additional capital; (9) the accuracy and completeness of information from customers and our counterparties; (10) the effectiveness of our controls and procedures; (11) our ability to attract and retain skilled people; (12) greater competitive pressures among financial institutions in our market areas; (13) failure to achieve the revenue increases expected to result from our investments in our growth strategies, including our branch additions and in our transaction deposit, trust and lending businesses; (14) the volatility and trading volume of our common stock, and our ability to pay dividends; (15) the impact of dilution on our common stock; (16) risks related to acquisitions; (17) compliance with certain requirements under our loss share agreements with the Federal Deposit Insurance Corporation (“FDIC”); (18) risks associated with technological changes and the possibility of cyberfraud; (19) risks associated with adverse weather events in the geographic markets in which we operate; (20) our reliance on financial models and the accuracy of such financial models; and (21) our reliance on third party vendors.
This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included herein and are not intended to represent a complete list of all risks and uncertainties in our business. Investors are encouraged to read the related section in our 2015 Annual Report on Form 10-K, including the “Risk Factors” set forth therein. Additional information and other factors that could affect future financial results are included in our filings with the Securities and Exchange Commission (“SEC”).

Selected Financial Data
The following table contains selected consolidated financial data and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and unaudited consolidated financial statements and accompanying notes included in Item 1 of this report.

	As of or for the Three Months Ended
($ in thousands, except per share data)	March 31, 2016	December 31, 2015	March 31, 2015
INCOME STATEMENT DATA:
Interest income	$34,292	$33,043	$26,486
Interest expense	4,998	4,897	2,945
Net interest income	29,294	28,146	23,541
Provision for loan losses	500	3,097	108
Noninterest income	24,886	28,536	32,038
Noninterest expense	46,558	43,097	38,635
Net income	4,541	6,777	10,690
PERFORMANCE:
Earnings per common share - basic	$0.19	$0.29	$0.50
Earnings per common share - diluted	0.18	0.28	0.45
Book value per common share	$12.96	$13.03	$12.85
Tangible book value per common share	12.40	12.66	12.64
Cash dividends paid per common share	$0.12	$0.10	$0.09
Return on average assets	0.46%	0.72%	1.40%
Return on average shareholders' equity	5.90%	9.08%	16.20%
Net interest margin	3.25%	3.23%	3.35%
END OF PERIOD BALANCE SHEET SUMMARY:
Total assets	$4,101,499	$3,849,063	$3,205,376
Earning assets	3,683,411	3,491,642	2,951,135
Loans, excluding loans held-for-sale	3,092,632	2,896,948	2,317,581
Total deposits	3,421,448	3,179,511	2,652,896
Shareholders' equity	329,778	301,459	274,898
Assets serviced for others	8,336,541	8,033,479	6,900,870
DAILY AVERAGE BALANCE SHEET SUMMARY:
Total assets	$3,942,683	$3,751,012	$3,098,079
Earning assets	3,639,236	3,465,703	2,858,827
Loans, excluding loans held-for-sale	3,023,312	2,873,658	2,298,789
Total loans	3,370,645	3,186,124	2,656,556
Total deposits	3,212,691	3,146,089	2,530,988
Shareholders' equity	308,952	296,195	267,561
Assets serviced for others	8,162,343	7,902,116	6,742,214
ASSET QUALITY RATIOS:
Net (recoveries)/charge-offs, annualized to average loans	(0.20)%	0.18%	0.29%
Allowance to period-end loans	0.86%	0.91%	1.03%
Nonperforming assets to total loans, ORE and repossessions	2.03%	1.93%	2.33%
Allowance to nonperforming loans, ORE and repossessions	0.42x	0.47x	0.44x
SELECTED RATIOS:
Loans to total deposits	90.39%	91.11%	87.36%
Average total loans to average earning assets	92.62%	91.93%	92.92%
Noninterest income to revenue	42.05%	46.34%	54.74%
Leverage ratio	8.88%	8.84%	9.89%
Common equity tier 1 capital	8.25%	8.21%	9.12%
Tier 1 risk-based capital	9.47%	9.50%	10.69%
Total risk-based capital	12.21%	12.40%	11.50%
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

Our franchise primarily spans the metropolitan Atlanta, Jacksonville, Orlando and Sarasota-Bradenton, Florida markets. We also conduct indirect automobile lending, residential mortgage lending and SBA lending activities in thirteen states.
During 2016 and 2015, we continued to expand our footprint and customer base with the opening of additional offices in our retail banking, mortgage lending, and indirect automobile lending divisions including the commencement of indirect automobile lending activities in Oklahoma, expansion of mortgage lending activities into North and South Carolina, the expansion of our retail branch network in Georgia and northern and central Florida through acquisitions, and de novo branch openings. Trust and wealth management began operations in July 2014 and continues to grow.
On March 1, 2016, we completed our acquisition of American Enterprise Bankshares, Inc. (“AEB”), the holding company for American Enterprise Bank of Florida, headquartered in Jacksonville, Florida. We acquired AEB for $22.8 million. AEB shareholders received 0.299 shares of Fidelity common stock for each share of AEB common stock, resulting in the issuance of 1,470,068 common stock shares of Fidelity common stock. Under the terms of the acquisition agreement, AEB merged with and into the Company and American Enterprise Bank of Florida merged with and into Fidelity Bank. With this acquisition, we added approximately $208.8 million in assets, $147.4 million in loans, $1.3 million in core deposit intangible, $7.7 million in premises and equipment, $5.7 million in deferred tax assets, $4.8 million in goodwill, $181.8 million in deposits, and two retail branches.
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
We continue to attract new customer relationships, and talented and experienced bankers to support our growth. During 2016, we plan to integrate and leverage our recent acquisitions and continued expansion. We will also continue to focus on credit quality, revenue growth, deposit growth and quality loan growth while maintaining adequate capital levels.
Financial Performance
We recorded net income for the three months ended March 31, 2016 of $4.5 million compared to $10.7 million for the same period in 2015, a decrease of $6.1 million, or 57.5%. Basic and diluted earnings per common share for the three months ended March 31, 2016 were $0.19 and $0.18, respectively, compared to $0.50 and $0.45, respectively, for the same period last year.
The year over year decrease in three month net income was primarily the result of a $6.6 million, or 30.9%, decrease in noninterest income from mortgage banking activities, a $4.6 million, or 24.4%, increase in salaries and employee benefits, offset by a $5.8 million, or 24.4%, increase in net interest income.
For the three months ended March 31, 2016, a much larger than usual mortgage servicing rights impairment charge of $4.7 million was recorded to reflect lower average market interest rates and subsequently higher prepayment speeds due to the volatile interest rate environment and uncertain global economic conditions. Year over year, gross servicing rights continued to increase as residential mortgage, SBA, and indirect loan sales remained strong.
Salaries and benefits for the quarter ended March 31, 2016 included approximately $525,000 in staffing costs related to the conversions of The Bank of Georgia and AEB acquisitions. In late March 2016, the system conversion of the October 2015 FDIC-assisted acquisition of The Bank of Georgia was completed. Also included in the increase in salaries and benefits is $1.1 million related to employer taxes and employee benefits, the majority of which resulted from an increase in medical premiums, representing an increase in both number of employees and the increased cost of employer-paid benefits. Additional increases in salaries and benefits include compensation expense related to employee bonus and incentive of $353,000 and expense relating to employee stock plans of $672,000, representing a larger number of officers receiving options during the quarter and greater compensation expense due to a higher market price compared to prior year grants.
On a linked-quarter basis, noninterest expense increased by $3.3 million, or 7.7%, primarily due to a $3.0 million increase in salaries, benefits and commissions, along with a decrease of $427,000 in occupancy costs. The increase in salaries and benefits were primarily due to the increased employee benefits costs of $2.1 million described above, and $672,000 for the full cost of the annual tax wage base for each employee including the year over year increase of 129 employees. Also included in noninterest expense for the quarter was one month of acquisition costs from the AEB transaction closed on March 1, 2016. Noninterest expense for the quarter continued to be elevated as the final stage of The Bank of Georgia system conversion was completed in late March 2016 and planning began for the AEB conversion.
Results of Operations
Net Interest Income
Interest Income
Interest income was $34.3 million for the quarter, an increase of $7.8 million, or 29.5%, as compared to the same period in 2015. The majority of the increase occurred due to the year over year increase of $775.1 million, or 33.4%, in loans held for investment. Of this amount, $453.8 million resulted from year over year organic growth and $321.3 million was added as the result of acquisitions, including $146.9 million added during the quarter from the AEB acquisition. These increases resulted in a year over year increase in average loans of $714.1 million, or 26.9%, while the yield on loans (including the accretable discount earned on acquired loans) increased by 6 basis points. The acquired loans were recorded at market yields which are generally higher than the contractual yields of the acquired loans due to liquidity and credit discounts. The accretable discount is being accreted over the remaining weighted average life of the loans. Excluding the accretable discount recorded during the quarter, the yield on loans decreased by 10 basis points as compared to the same period last year as new loans, on average, were originated at lower yields over the previous twelve months.
On a linked-quarter basis, interest income increased by $1.2 million due to the increase in average loans during the quarter of $184.5 million, or 5.8%. Excluding the accretable discount recorded during the quarter on acquired loans, the yield on loans decreased by 17 basis points, mainly in the indirect automobile and mortgage portfolios.
Interest Expense
Interest expense was $5.0 million for the quarter, an increase of $2.1 million, or 69.7%, as compared to the same period in 2015, primarily due to the issuance of $75.0 million in subordinated debt in May of 2015. The subordinated debt bears interest at a fixed rate of 5.875%, which resulted in an additional $1.1 million in expense for the quarter as compared to the same period in the prior year.
The majority of the remaining $1 million increase in interest expense for the quarter occurred due to the year over year increase of $589.9 million, or 30.3%, in interest-bearing deposits. Of this amount, $450.1 million was added as the result of acquisitions, including $117.5 million added during the quarter from the AEB acquisition. The remaining $139.8 million in growth in interest-bearing deposits resulted from year over year organic growth.
On a linked-quarter basis, interest expense was flat, increasing by only $101,000, or 2.1%, as the increase in expense due to the growth in average interest bearing deposits of $41.1 million during the quarter was almost completely offset by a reduction in expense caused by a slight decrease of 1 basis point in the average rate.
Net Interest Margin
The net interest margin was 3.25% for the quarter, a decrease of 10 basis points as compared to 3.35% for the same period in 2015. The decrease was primarily attributable to an increase of 18 basis points in the cost of funds on the $2.8 billion in interest-bearing liabilities due to the $75 million subordinated debt issuance in May 2015. The increased funding cost was partially offset by an increase of 3 basis points in the yield on the $3.6 billion of earning assets. Excluding accretable discount recorded during the quarter on acquired loans, the net interest margin was 3.06%, or a decrease of 26 basis points compared to the same period in the prior year, due to the increased funding cost described above and a decrease in the yield on earning assets as new loans, on average, were originated at lower yields over the previous twelve months.
Although the net interest margin decreased year over year, net interest income (tax equivalent) rose to $29.4 million for the quarter, or 24.3%, as compared to $23.6 million for the same period in 2015. The increase in net interest income was primarily due to an increase of 27.3% in interest earning assets for the quarter compared to the same period in 2015, due to a combination of organic growth and acquisitions previously described.
On a linked-quarter basis, the net interest margin decreased by 2 basis points. Excluding the accretable discount recorded during the quarter on acquired loans, the net interest margin decreased by 15 basis points due to the decreasing trend in loan yields described above.

Average Balances, Interest and Yields (Unaudited)

	For the Three Months Ended
	March 31, 2016			March 31, 2015
($ in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans, net of unearned income(1)	$3,370,645	$32,976	3.93%	$2,656,556	$25,333	3.87%
Investment securities(1)	198,029	1,337	2.72%	164,456	1,236	3.05%
Other earning assets	70,562	67	0.38%	37,815	12	0.13%
Total interest-earning assets	3,639,236	34,380	3.80%	2,858,827	26,581	3.77%
Noninterest-earning assets:
Cash and due from banks	28,530			15,311
Allowance for loan losses	(27,052)			(25,258)
Premises and equipment, net	82,559			60,979
Other real estate	19,894			22,219
Other assets	199,516			166,001
Total assets	$3,942,683			$3,098,079

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand	$1,051,221	$694	0.27%	$812,833	$453	0.23%
Savings	358,481	304	0.34%	309,393	255	0.33%
Time deposits	1,015,996	2,267	0.90%	803,000	1,784	0.90%
Total interest-bearing deposits	2,425,698	3,265	0.54%	1,925,226	2,492	0.52%
Other borrowings	251,359	294	0.47%	229,374	177	0.31%
Subordinated debt	120,337	1,439	4.81%	46,393	276	2.41%
Total interest-bearing liabilities	2,797,394	4,998	0.72%	2,200,993	2,945	0.54%
Noninterest-bearing liabilities and shareholders' equity:
Demand deposits	786,993			605,762
Other liabilities	49,344			23,763
Shareholders' equity	308,952			267,561
Total liabilities and shareholders’ equity	$3,942,683			$3,098,079
Net interest income/spread		$29,382	3.08%		$23,636	3.23%
Net interest margin			3.25%			3.35%

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
The provision for loan losses was $500,000 for the three months ended March 31, 2016, an increase of $392,000 compared to provision expense of $108,000 for the same period in 2015. Asset quality remained strong and the trend in historical net charge-offs continued to be low. Net loan recoveries were recorded during the quarter while the loan portfolio held for investment experienced organic growth of $48.3 million.
On a linked-quarter basis, the provision for loan losses decreased by $2.6 million, mainly as a result of net charge-offs of specific reserves in the commercial portfolio in the fourth quarter of 2015.
The following schedule summarizes the changes in the allowance for loan losses for the periods indicated.

	As of or for the Three Months Ended March 31,		Year Ended December 31,
($ in thousands)	2016	2015	2015
Balance at beginning of period	$26,464	$25,450	$25,450
Net recoveries/(charge-offs):
Commercial	453	(815)	(1,195)
Construction	534	98	783
Consumer	(805)	(872)	(2,982)
Mortgage	(43)	(39)	(52)
Covered	—	—	324
Acquired, noncovered	—	—	55
Total net recoveries/(charge-offs)	139	(1,628)	(3,067)
Decrease in FDIC indemnification asset	(377)	(172)	(270)
Provision for loan losses(1)	500	108	4,351
Balance at end of period	$26,726	$23,758	$26,464
Annualized ratio of net charge-offs to average loans outstanding, net	(0.20)%	0.29%	0.12%
Allowance for loan losses as a percentage of loans	0.86%	1.03%	0.91%
Allowance for loan losses as a percentage of loans, excluding acquired loans	0.96%	1.04%	0.97%
(1) Net of benefit attributable to FDIC indemnification asset
Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio at March 31, 2016.

Noninterest Income
The categories of noninterest income, and the dollar and percentage change between periods, are as follows.

	Three Months Ended March 31,
($ in thousands)	2016	2015	$ Change	% Change
Service charges on deposit accounts	$1,370	$1,083	$287	26.5%
Other fees and charges	1,666	1,166	500	42.9
Mortgage banking activities	14,735	21,318	(6,583)	(30.9)
Indirect lending activities	4,264	5,979	(1,715)	(28.7)
SBA lending activities	1,234	930	304	32.7
Bank owned life insurance	454	492	(38)	(7.7)
Securities gains	82	—	82	100.0
Other	1,081	1,070	11	1.0
Total noninterest income	$24,886	$32,038	$(7,152)	(22.3)%
Noninterest income was $24.9 million for the three months ended March 31, 2016, a decrease of $7.2 million or 22.3%, as compared to the same period in 2015. The decrease in mortgage banking income for the quarter was mostly attributable to a decrease in gains on loan sales and a higher impairment charge on mortgage servicing rights, partially offset by increased loan servicing revenue.

Noninterest income from mortgage banking activities decreased by $6.6 million for the three months ended March 31, 2016, as compared to the same period in 2015. Gains on mortgage loan sales decreased by $4.6 million for the quarter compared to the same period in 2015, primarily due to decreased refinanced loan volume year over year. In addition, production margins in 2016 were lower in comparison to the same period in 2015, primarily due to competition and changing product mix. Refinance volume made up approximately 28.5% of total production of $570.7 million for the quarter, as compared to 41.2% of total production of $613.0 million for the same period in 2015. Higher prior year refinance volume was primarily driven by changes to the FHA insurance program which caused a large population of borrowers to be eligible for savings from refinancing. Lower refinance volume in 2016 resulted in slightly lower mortgage loan sales of $547.6 million for the quarter, as compared to $552.1 million for the same period in the prior year. Gross purchase mortgage volume for the quarter was strong, increasing to approximately $407.0 million from $332.5 million, as compared to the same period in 2015.
Impairment on mortgage servicing rights for the quarter increased by $2.2 million to $4.7 million, as compared to the charge of $2.5 million recorded during the same period in 2015. As previously described, higher impairment of mortgage servicing rights for the quarter occurred due to higher projected prepayment speeds caused by lower average market interest rates.
Mortgage loan servicing revenue increased by $846,000 for the quarter to $4.5 million as compared to the same period in 2015 due to the increase in the portfolio of loans serviced for others to $6.9 billion.
Noninterest income from indirect lending activities was $4.3 million for the three months ended March 31, 2016, a decrease of $1.7 million or 28.7%, as compared to the same period in 2015 due to the timing of loan sales from year to year.
On a linked-quarter basis, noninterest income decreased by $3.8 million, or 13.2%, primarily due to a decrease in income from mortgage banking activities of $4.1 million, which was driven by higher servicing rights impairment as compared to the fourth quarter of 2015. Impairment of mortgage servicing rights was $4.7 million for the quarter, an increase of $3.7 million as compared to the $1.0 million in impairment booked in the fourth quarter of 2015. Mortgage loan production income was fairly consistent with the fourth quarter result as mortgage loan production and sales remained steady in comparison to the linked quarter, posting increases of $2.9 million and $26.9 million, respectively.
Noninterest Expense
The categories of noninterest expense, and the dollar and percentage change between periods, are as follows.

	Three Months Ended March 31,
($ in thousands)	2016	2015	$ Change	% Change
Salaries and employee benefits	$23,423	$18,822	$4,601	24.4%
Commissions	6,230	6,160	70	1.1
Occupancy, net	4,384	3,482	902	25.9
Communication	1,128	948	180	19.0
Other	11,393	9,223	2,170	23.5
Total noninterest expense	$46,558	$38,635	$7,923	20.5%
During the quarter, the Bank continued its strategy of increasing its footprint across a larger geographic area, and increasing loan and deposit production as well. The increase in noninterest expense for the quarter was mostly attributable to an increase in expenses associated with acquisitions as well as organic growth. Noninterest expense was $46.6 million for the quarter, an increase of $7.9 million, or 20.5%, as compared to the same period in 2015. The increase in noninterest expense for the quarter was mostly attributable to an increase in expenses associated with acquisitions as well as organic growth. Nonrecurring acquisition costs of approximately $1.1 million were included in the quarter, with nominal acquisition costs for the same period in 2015.
Increases of $4.6 million, or 24.4%, in salaries and employee benefits; $902,000, or 25.9%, in occupancy expense and $2.2 million, or 23.5%, in other noninterest expense were recorded as compared to the same period in 2015.
Salaries and benefits for the quarter reflect an increase due to the year over year increase of 24% in number of employees from 1,060 to 1,311 at March 31, 2016 as well as cost of living increases for continuing headcount. The increase also included approximately $525,000 in staffing costs related to the conversions of The Bank of Georgia and AEB acquisitions. In late March 2016, the system conversion of the October 2015 FDIC-assisted acquisition of The Bank of Georgia was completed. Also included in the increase in salaries and benefits is $1.1 million related to employer taxes and employee benefits, the majority of which resulted from an increase in medical premiums, representing an increase in both number of employees and the increased cost of employer-paid benefits. Additional increases in salaries and benefits include compensation expense related to employee bonus and incentive of $353,000 and expense relating to employee stock plans of $672,000, representing a larger number of officers receiving options during the quarter and greater compensation expense due to a higher market price compared to prior year grants.
On a linked-quarter basis, noninterest expense increased by $3.3 million, or 7.7%, primarily due to a $3.0 million increase in salaries, benefits and commissions, along with a decrease of $427,000 in occupancy costs. The increase in salaries and benefits was primarily due to the increased employee benefits costs of $2.1 million described above, and $672,000 for the full cost of the annual tax wage base for each employee including the year over year increase of 129 employees. Also included in noninterest expense for the quarter was one month of acquisition costs from the AEB transaction closed on March 1, 2016. Noninterest expense for the quarter continued to be elevated as the final stage of The Bank of Georgia system conversion was completed in late March 2016 and planning began for the AEB conversion.
Income Tax Expense
Income tax expense was $2.6 million for the three months ended March 31, 2016, an decrease of $3.6 million, or 58.0%, as compared to the same period in 2015. The primary driver of the changes in expense between periods was an increase in the level of pre-tax income reported for each period. The effective tax rate for the three months ended March 31, 2016 was 36.2%, as compared to 36.5% for the same period in the prior year.
Financial Condition
Total assets at March 31, 2016 grew to $4.1 billion, an increase of $252.4 million, or 6.6%, compared to December 31, 2015. These increases are primarily attributable to acquisitions, as well as organic loan growth.
On March 1, 2016, the Company completed its stock purchase of American Enterprise Bankshares, Inc. (“AEB”), the holding company for American Enterprise Bank of Florida, headquartered in Jacksonville, Florida. The Company acquired all of the common stock of AEB for $22.8 million. AEB shareholders received 0.299 shares of Fidelity common stock for each share of AEB common stock, resulting in the issuance of 1,470,068 shares of Fidelity common stock. With this acquisition, the Company added approximately $208.8 million in assets, $146.9 million in loans, $1.3 million in core deposit intangible, $7.7 million in premises and equipment, $5.7 million in deferred tax assets, $4.8 million in goodwill, $181.8 million in deposits, and two retail branches.
On October 2, 2015, the Bank acquired substantially all the assets and liabilities of The Bank of Georgia in a Purchase and Assumption agreement with the FDIC. With this acquisition, the Bank expanded its retail branch footprint by seven retail branches located in Coweta and Fayette counties, both of which are suburbs of Atlanta. The Bank received $266.4 million in deposits, $144.8 million in loans, $2.2 million in core deposit intangible, $9.0 million in premises and equipment, and $6.4 million in other real estate.
The acquisition of eight branches in Florida in September 2015 from First Bank, a Missouri bank, increased the deposit base by $151.1 million and added loans of $29.7 million. The cash from the acquired deposits was used to decrease other borrowings, which decreased $166.3 million during the quarter.
The Company accounts for its acquisitions as business combinations. As such, the purchase price for each acquisition has been allocated to the fair value of the assets acquired and liabilities assumed as of the acquisition date.
Total loans held for investment grew to $3.1 billion at March 31, 2016, an increase of $195.7 million and $775.1 million, or 6.8% and 33.4%, during the quarter and year over year, respectively. These increases were primarily the result of acquisitions and organic growth. Organic loan growth was $48.3 million during the quarter and $453.8 million year over year as the Bank continued to generate new business and leverage its expansion through acquisitions. The loan portfolio also increased due to the Bank's acquisition of $146.9 million and $321.3 million in loans during the quarter and year over year, respectively.
Commercial loans increased by $93.8 million and $278.0 million, or 13.3% and 53.6%, during the quarter and year over year, respectively. For the quarter, $13.2 million of the increase was related to organic growth, with the remaining $80.6 million added as part of the AEB acquisition. Year over year, $78.0 million of the increase in the commercial portfolio was related to organic growth, with $200.1 million added as the result of acquisitions.
Consumer loans, including indirect automobile and installment loans, grew by $38.0 million and $238.3 million, or 2.6% and 18.9%, during the quarter and year over year, respectively. For the quarter, $32.2 million of the increase was related to organic growth with the remaining $5.9 million added as part of the AEB acquisition. Year over year, $230.5 million of the increase was related to organic growth, with $7.8 million added as the result of acquisitions. The majority of the organic growth occurred in the indirect automobile portfolio as a result of continued expansion in the auto loan market.
Mortgage loans, including first mortgages and home equity lines of credit, increased by $39.6 million and $194.1 million, or 9.5% and 73.9%, for the quarter and year over year, respectively. The majority of the increase for the quarter occurred as a result of the AEB acquisition, while year over year, $118.3 million of the increase occurred due to organic growth. The primary driver of organic loan growth in the mortgage portfolio was the Bank's increased focus on portfolio lending as staff have been added and sales efforts were increased on products to grow the mortgage portfolio.
Servicing rights decreased slightly during the quarter to $82.9 million and increased by $14.7 million, or 21.6%, year over year. For the quarter, a much larger than usual mortgage servicing rights impairment charge of $4.7 million was recorded to reflect lower average market interest rates and subsequently higher prepayment speeds due to the volatile interest rate environment and uncertain global economic conditions. Year over year, gross servicing rights continued to increase as residential mortgage, SBA, and indirect loan sales remained strong.

Asset Quality
The following schedule summarizes our asset quality at the periods indicated.

($ in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
NONPERFORMING ASSETS
Nonaccrual loans	$29,611	$27,128	$32,432
Loans past due 90 days or more and still accruing	1,671	1,284	1,006
Repossessions	1,751	1,561	1,002
Other real estate (ORE)	19,482	18,677	19,988
Nonperforming assets	$52,515	$48,650	$54,428
NONPERFORMING ASSET RATIOS
Loans 30-89 days past due	$8,180	$9,353	$3,934
Loans 30-89 days past due to loans	0.26%	0.32%	0.17%
Loans past due 90 days or more and still accruing to loans	0.05%	0.04%	0.04%
Nonperforming assets to loans, ORE, and repossessions	1.69%	1.67%	2.33%
ASSET QUALITY RATIOS
Classified Asset Ratio (1)	26.27%	17.56%	20.45%
Nonperforming loans as a % of loans	1.36%	1.24%	1.44%
ALL to nonperforming loans	63.83%	74.32%	71.05%
Net (recoveries)/charge-offs, annualized to average loans	(0.02)%	0.18%	0.29%
ALL as a % of loans	0.86%	0.91%	1.03%
CLASSIFIED ASSETS
Classified loans (2)	$81,444	$84,093	$52,684
ORE and repossessions	17,009	17,125	14,508
Total classified assets (3)	$98,453	$101,218	$67,192

(1) Classified asset ratio is defined as classified assets as a percentage of Tier 1 capital plus allowance for loan losses.
(2) Amount of SBA guarantee included	$5,226	$4,680	$5,802
(3) Classified assets include loans having a risk rating of substandard or worse, both accrual and nonaccrual, repossessions and ORE, net of loss share.
Mortgage Recourse Liability
During the last four calendar years and so far in 2015, the Company has sold over 44,000 loans with a principal balance of approximately $10.4 billion. As seller, the Company has made various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance with origination criteria established by the purchasers. In the event of a breach of these representations and warranties, the Company is obligated to repurchase loans with identified defects and/or to indemnify the purchasers. Some of these conditions include underwriting errors or omissions, fraud or material misstatements, and invalid collateral values. The contractual obligation arises only when the breach of representations and warranties is discovered and repurchase/indemnification is demanded. Generally, the maximum amount the Company would be required to pay would be equal to the unpaid principal balance of such loans that are deemed to have defects that were sold to purchasers, plus accrued interest, return of the premium received at the time of the loan sale, and reimbursement of certain expenses. To date, the claims to the Company from the purchasers to be paid upon repurchase or paid because of indemnification have been insignificant. In addition, the Company’s loan sale contracts define a condition in which the borrower defaults during a short period of time as an early payment default (“EPD”). In the event of an EPD, the Company may be required to return the premium paid for the loan, pay certain administrative fees, and may be required to repurchase the loan or indemnify the purchaser unless an EPD waiver is obtained.
Management recognizes the potential risk from costs related to breaches of representations and warranties made in connection with residential loan sales and subsequent required repurchases, indemnifications, and EPD claims. As a result, the Company has established a liability to cover potential costs related to these events based on historical experience, adjusted for any risk factors not captured in the historical losses, current business volume, and known claims outstanding. The recourse liability totaled $1.4 million at March 31, 2016 and December 31, 2015. Management believes this amount is adequate for potential exposure related to loan sale indemnification, repurchase loans, and EPD claims. Management will continue to monitor the adequacy of the reserve level and may decide that further additions to the reserve are appropriate. However, there can be no assurance that the current balance of this reserve will prove sufficient to cover actual future losses.

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
Deposits
Total deposits at March 31, 2016, of $3.4 billion increased $241.9 million, or 7.6%, compared to December 31, 2015. This increase is attributable to growth in interest-bearing demand and money market accounts of $89.8 million, or 8.6% as well as growth in time deposits of $60.6 million, or 6.1% compared to December 31, 2015. In addition, there was an increase in noninterest-bearing demand accounts of $98.5 million, or 12.5% compared to December 31, 2015. The increases were primarily the organic growth, as well as deposits from the AEB acquisition of $151.1 million.
Quarter to date average core deposits, including noninterest-bearing demand deposits, grew by $618.8 million, or 39.2%, compared to December 31, 2015, particularly in commercial accounts and through the AEB acquisition discussed above.
The following table summarizes average deposit composition and average rate paid for the periods presented.

	For the Three Months Ended
	March 31, 2016			December 31, 2015			March 31, 2015
($ in millions)	Average Amount	Rate	Percent of Total Deposits	Average Amount	Rate	Percent of Total Deposits	Average Amount	Rate	Percent of Total Deposits
Noninterest-bearing demand deposits	$787.0	—%	24.5%	$761.5	—%	24.2%	$605.8	—%	24.0%
Interest-bearing demand deposits	1,051.2	0.27%	32.7%	1,020.2	0.26%	32.4%	812.8	0.23%	32.1%
Savings deposits	358.5	0.34%	11.2%	369.5	0.35%	11.8%	309.4	0.33%	12.2%
Time deposits	1,016.0	0.90%	31.6%	994.8	0.92%	31.6%	803.0	0.90%	31.7%
Total average deposits	$3,212.7	0.41%	100.0%	$3,146.0	0.42%	100.0%	$2,531.0	0.40%	100.0%
Total deposits at March 31, 2016, of $3.4 billion increased $241.9 million and $768.6 million, or 7.6% and 29.0%, during the quarter and year over year, respectively. These increases were primarily the result of acquisitions of $181.8 million and $599.3 million in deposits during the quarter and year over year, respectively.
The majority of the increase occurred in noninterest bearing demand deposits which increased by $98.5 million and $178.6 million, or 12.5% and 25.3%, during the quarter and year over year, respectively. For the quarter, $34.2 million of the increase was related to organic growth, with the remaining $64.3 million added as part of the AEB acquisition. Year over year, $29.5 million of the increase was related to organic growth, with $149.2 million added as the result of acquisitions. During 2016, the Bank continued its marketing program, increasing the number of demand deposit accounts.
Money market deposits grew by $96.7 million and $194.4 million, or 14.9% and 35.4%, during the quarter and year over year, respectively. For the quarter, $42.6 million of the increase was related to organic growth with the remaining $54.1 million added as part of the AEB acquisition. Year over year, $56.9 million of the increase was related to organic growth, with $137.5 million added as the result of acquisitions.
Average core deposits, including noninterest-bearing demand deposits, grew by $329.8 million and $468.7 million, or 17.7% and 27.1%, during the quarter and year over year, respectively, particularly in commercial accounts and through the acquisition of branch deposits discussed above.
Liquidity and Capital Resources
Market and public confidence in our financial strength and that of financial institutions in general will largely determine the access to appropriate levels of liquidity. This confidence is significantly dependent on our ability to maintain sound credit quality and the ability to maintain appropriate levels of capital resources.
We define liquidity as the ability to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis. Management measures our liquidity position by giving consideration to both on-balance sheet and off-balance sheet sources of and demands for funds on a daily and weekly basis. In addition, due to FSC being a separate entity and apart from the Bank, it must provide for its own liquidity. FSC is responsible for the payment of dividends declared for its common and preferred shareholders, and interest and principal on any outstanding debt or trust preferred securities.

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
Shareholders’ Equity
Shareholders’ equity was $329.8 million at March 31, 2016, and $301.5 million at December 31, 2015. The increase in shareholders’ equity during the first three months of 2016 was primarily attributable to the common stock issued in the AEB acquisition closed on March 1, 2016. The net income earned during the quarter also increased shareholders' equity, which was partially offset by cash dividends paid to common shareholders during the quarter.
In December 2008, the U.S. Treasury purchased 48,200 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Stock”), and a warrant for an aggregate purchase price of $48.2 million in cash. On June 27, 2012, the Treasury sold all of its shares of the Company's Preferred Stock in a public offering as part of a modified Dutch auction process. The Company did not receive any proceeds from this auction.
On May 28, 2015, the U.S. Treasury sold its warrant in a private transaction with two unaffiliated third-party investors.
At December 31, 2015, there was one warrant outstanding to purchase 1,000,000 shares of our common stock. During the three months ended March 31, 2016, we received a warrant exercise notice which resulted in the issuance of 500,000 shares of our common stock. The remainder of this warrant expires on December 18, 2018.
On April 3, 2014, we filed a shelf registration with the SEC for up to $100 million of common stock, preferred stock, warrants, or debt securities, to be issued from time to time for general corporate purposes which may include funding bank and non-bank subsidiaries, financing business expansion, or refinancing or extending the maturity of debt obligations and investments at the holding company level. As of March 31, 2016, the Company had not utilized the shelf registration.
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
The Basel III final rules became effective for us on January 1, 2015, in which the Company began calculating its capital ratios in accordance with the final risk-based capital rules implementing the BSBC capital guidelines for U.S. banks. Capital ratios for FSC and the Bank are being calculated using the current phase-in applicable for 2015 and 2016. Full compliance with all requirements of the new capital guidelines will be phased in over a multi-year schedule ending in 2019.
Prompt Corrective Action
In July 2013, the final rules implementing the BCBS's Basel III capital guidelines increased regulatory capital requirements of U.S. banking organizations in a manner that more closely reflected risk exposures, and brought the regulatory capital framework into compliance with Basel III. The final rules revise the level at which the Bank becomes subject to corrective action. The federal banking agencies have broad powers with which to require companies to take prompt corrective action to resolve problems of insured depository institutions that do not meet minimum capital requirements. The law establishes five capital categories for this purpose: (i) well-capitalized, (ii) adequately capitalized, (iii) undercapitalized, (iv) significantly undercapitalized, and (v) critically undercapitalized. The final rules amended the thresholds in the prompt corrective action framework to reflect the higher capital ratios required. Under the final rules, to be considered well-capitalized, an institution generally must have risk-based Total capital and Tier 1 capital ratios of at least 10% and 6%, respectively, and must not be subject to any order or written directive to meet and maintain a specific capital level for any capital measure. To be considered “adequately capitalized,” we are subject to minimum CET1, Tier 1 capital, and Total capital ratios of 4.5%, 6.0%, and 8.0%, respectively. While the prompt corrective action rules apply to banks and not bank holding companies, the FRB is authorized to take actions at the holding company level. Failure to meet applicable capital standards could subject the bank holding company or financial institution to a variety of enforcement remedies available to the federal regulatory authorities. These include limitations on the ability to pay dividends, the issuance by the regulatory authorities of a capital directive to increase capital, and the termination of deposit insurance by the FDIC. FSC is not subject to the provisions of prompt corrective action.

At March 31, 2016, the Bank’s capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents the Bank's capital ratios and the minimum regulatory requirements:

		Minimum Regulatory Requirement
	Fidelity Bank	Adequately Capitalized	Well Capitalized
Common equity Tier 1 risk-based capital ratio	8.25%	4.50%	6.50%
Tier 1 risk-based capital ratio	9.47%	6.00%	8.00%
Total risk-based capital ratio	12.21%	8.00%	10.00%
Leverage capital ratio	8.88%	4.00%	5.00%
Dividends
On April 21, 2016, we declared a cash dividend of $0.12 per share, payable on May 13, 2016, to holders of record as of May 2, 2016.
Future dividends require a quarterly review of current and projected earnings for the remainder of 2016 in relation to capital requirements prior to the determination of the dividend, and be subject to regulatory restrictions under applicable law. The Board of Directors for both the Bank and FSC will review on a quarterly basis whether to declare and pay dividends for the remainder of 2016, with the declared and paid dividend consistent with current regulatory limitations, earnings, capital requirements, and forecasts of future earnings.
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
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to claims and lawsuits arising in the course of normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of March 31, 2016 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our results of operations or financial condition.
Item 1A. Risk Factors
While the Company attempts to identify, manage, and mitigate risks and uncertainties associated with its business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our cash flows, results of operations, and financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	(a)		(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
January 2016	25,840	*	$18.89	—	$10,000,000
February 2016	—		—	—	10,000,000
March 2016	—		—	—	10,000,000
Total	25,840		$18.89	$—	$10,000,000
* These shares were repurchased under arrangements, authorized by the 2006 Equity Incentive Plan, whereby officers or directors may sell previously owned shares to the Company in order to pay for income taxes owed on vesting shares of restricted stock. These shares are not purchased under the plan to repurchase 10,000,000 shares announced in April 2014.
The repurchase plan announced April 3, 2014, authorizing the repurchase of up to $10 million of our outstanding common stock, has no expiration date for the authorized share repurchases under such plan.
Item 3. Defaults Upon Senior Securities
Not Applicable
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
Not Applicable

Item 6. Exhibits

(a)	Exhibits. The following exhibits are filed as part of this Report.

2(a)
Second Amendment to Agreement and Plan of Merger dated as of February 25, 2016 by and between Fidelity Southern Corporation and American Enterprise Bankshares, Inc. (incorporated by reference from Exhibit 2.1 to Fidelity Southern Corporation's Form 8-K filed March 2, 2016)

3(a)
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

FIDELITY SOUTHERN CORPORATION
(Registrant)
Date:	May 9, 2016	BY:	/s/ JAMES B. MILLER, JR.
James B. Miller, Jr.
Chief Executive Officer
Date:	May 9, 2016	BY:	/s/ STEPHEN H. BROLLY
Stephen H. Brolly
Chief Financial Officer