Form 10-Q
period 2016-06-30
FIDELITY SOUTHERN CORP
filed 2016-08-09
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
Commission file number 001-34981
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of August 1, 2016 (the most recent practicable date), the Registrant had outstanding 26,035,984 shares of Common Stock.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
Quarterly Report on Form 10-Q
For the Three and Six Months Ended June 30, 2016

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
($ in thousands)	June 30, 2016	December 31, 2015
Assets
Cash and due from banks	$24,535	$19,176
Interest-bearing deposits with banks	64,210	66,957
Federal funds sold	60,000	—
Cash and cash equivalents	148,745	86,133
Investment securities available-for-sale	168,938	172,397
Investment securities held-to-maturity (fair value of $17,666 and $14,598, respectively)	17,224	14,398
Loans held-for-sale (includes loans at fair value of $299,616 and $233,525, respectively)	459,029	397,834
Loans	3,190,707	2,896,948
Allowance for loan losses	(28,037)	(26,464)
Loans, net of allowance for loan losses	3,162,670	2,870,484
Premises and equipment, net	86,515	79,629
Other real estate, net	18,621	18,677
Bank owned life insurance	67,025	66,109
Servicing rights, net	78,820	84,944
Other assets	74,340	58,458
Total assets	$4,281,927	$3,849,063
Liabilities
Deposits
Noninterest-bearing demand deposits	$995,673	$786,779
Interest-bearing deposits	2,573,933	2,392,732
Total deposits	3,569,606	3,179,511
Short-term borrowings	215,833	209,730
Subordinated debt, net	120,388	120,322
Other liabilities	40,230	38,041
Total liabilities	3,946,057	3,547,604
Shareholders’ equity
Preferred stock, no par value. Authorized 10,000,000; zero issued and outstanding	—	—
Common stock, no par value. Authorized 50,000,000; issued and outstanding 25,509,216 and 23,140,774, respectively	196,913	169,848
Accumulated other comprehensive income, net of tax	3,364	1,544
Retained earnings	135,593	130,067
Total shareholders’ equity	335,870	301,459
Total liabilities and shareholders’ equity	$4,281,927	$3,849,063
See accompanying notes to unaudited consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share data)	2016	2015	2016	2015
Interest income:
Loans, including fees	$35,244	$26,382	$68,189	$51,671
Investment securities:
Taxable interest income	1,359	1,037	2,562	2,127
Nontaxable interest income	85	83	162	178
Other	118	14	185	26
Total interest income	36,806	27,516	71,098	54,002
Interest expense:
Deposits	3,211	2,683	6,476	5,175
Other borrowings	311	161	605	338
Subordinated debt	1,441	658	2,880	934
Total interest expense	4,963	3,502	9,961	6,447
Net interest income	31,843	24,014	61,137	47,555
Provision for loan losses	3,128	(182)	3,628	(74)
Net interest income after provision for loan losses	28,715	24,196	57,509	47,629
Noninterest income:
Service charges on deposit accounts	1,433	1,195	2,803	2,278
Other fees and charges	1,858	1,274	3,524	2,440
Mortgage banking activities	19,287	24,617	34,022	45,935
Indirect lending activities	4,782	5,031	9,046	11,010
SBA lending activities	1,893	1,364	3,127	2,295
Bank owned life insurance	494	500	948	992
Securities gains	200	—	282	—
Other	24	2,714	1,105	3,783
Total noninterest income	29,971	36,695	54,857	68,733
Noninterest expense:
Salaries and employee benefits	23,229	19,668	46,652	38,490
Commissions	8,713	7,794	14,943	13,954
Occupancy	4,013	3,454	8,397	6,936
Communication	1,217	1,102	2,345	2,050
Other	10,953	9,147	22,346	18,370
Total noninterest expense	48,125	41,165	94,683	79,800
Income before income tax expense	10,561	19,726	17,683	36,562
Income tax expense	3,916	7,275	6,497	13,421
Net income	$6,645	$12,451	$11,186	$23,141

Earnings per common share:
Basic	$0.26	$0.58	$0.45	$1.08
Diluted	$0.26	$0.54	$0.44	$1.00

Cash dividends declared per common share	$0.12	$0.10	$0.24	$0.19

Net income	$6,645	$12,451	$11,186	$23,141
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on available-for-sale securities, net of tax effect of $397, ($464), $1,223 and ($210), respectively	647	(757)	1,995	(342)
Adjustments for net gains included in net income, net of tax effect of $76, $0, $107, and $0, respectively	(124)	—	(175)	—
Other comprehensive income (loss), net of tax	523	(757)	1,820	(342)
Total comprehensive income	$7,168	$11,694	$13,006	$22,799
See accompanying notes to unaudited consolidated financial statements.

IDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2016	2015
Cash flows from operating activities:
Net income	$11,186	$23,141
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	3,628	(74)
Depreciation and amortization of premises and equipment	2,540	2,298
Amortization of FDIC indemnification asset, net	584	305
Accretion of purchase discounts or premiums, net	(438)	(216)
Other amortization	714	119
Impairment of other real estate	390	405
Amortization and impairment of servicing rights, net	21,874	6,369
Share-based compensation expense	769	658
Pension and postretirement benefit, net	918	880
Net investment securities gains	(282)	—
Gains on loan sales, including origination of servicing rights	(41,083)	(44,555)
Net gain on sales of other real estate	(525)	(2,048)
Net income on bank owned life insurance	(916)	(958)
Net change in deferred income tax, net of acquisitions	(1,386)	(371)
Net change in fair value of loans held-for-sale	(5,994)	(2,869)
Originations of loans held for sale	(1,696,504)	(1,744,995)
Proceeds from sales of loans held for sale	1,668,296	1,668,065
Net payments received from FDIC under loss-share agreements	131	869
Increase (decrease) in other assets, net of acquisitions	418	(2,046)
(Decrease) increase in other liabilities, net of acquisitions	(2,855)	1,383
Net cash used in operating activities	(38,535)	(93,640)
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(10,396)	(9,995)
Maturities, calls and repayment of investment securities available-for-sale	19,645	15,001
Purchases of investment securities held-to-maturity	(3,929)	(1,404)
Maturities, calls and repayment of investment securities held-to-maturity	1,052	463
Purchases of FHLB stock	(9,546)	(8,070)
Redemption of FHLB stock	7,650	5,963
Net increase in loans, net of loans acquired	(154,518)	(154,615)
Purchase of bank owned life insurance	—	(5,000)
Proceeds from sales of other real estate	5,934	9,956
Purchases of premises and equipment, net of acquisitions	(2,358)	(6,926)
Cash received in excess of cash paid for acquisitions	37,609	30,747
Net cash used in investing activities	(108,857)	(123,880)

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2016	2015
Cash flows from financing activities:
Net increase in noninterest-bearing deposits, net of acquisitions	$144,529	$83,177
Net increase in interest-bearing deposits, net of acquisitions	61,883	59,850
Net decrease in other short-term borrowings	(29,459)	(37,566)
Proceeds from FHLB advances	870,000	595,000
Repayments on FHLB advances	(835,000)	(545,000)
Issuance of subordinated debt	—	75,000
Payment of debt issuance costs	—	(1,049)
Proceeds from the issuance of common stock, net	3,979	1,283
Common stock dividends paid	(5,928)	(4,064)
Net cash provided by financing activities	210,004	226,631
Net increase in cash and cash equivalents	62,612	9,111
Cash and cash equivalents, beginning of period	86,133	71,605
Cash and cash equivalents, end of period	$148,745	$80,716

Supplemental cash flow information and non-cash disclosures:
Cash paid during the period for:
Interest on deposits and borrowings	$9,674	$6,009
Income taxes	5,667	5,926
Acquisitions
Assets acquired	169,321	7,452
Liabilities assumed	184,203	38,199
Common stock issued	22,727	—
Transfers of investment securities from available-for-sale to held-to-maturity	—	3,194
Transfers of loans from held-for-sale to held for investment	2,800	—
Transfers of loans to other real estate	4,934	1,819
See accompanying notes to unaudited consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(UNAUDITED)
1. Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements include the accounts of Fidelity Southern Corporation (“FSC” or “Fidelity”) and its wholly-owned subsidiaries. FSC owns 100% of Fidelity Bank (the “Bank”) and LionMark Insurance Company, an insurance agency offering consumer credit related insurance products. FSC also owns three subsidiaries established to issue trust preferred securities, which are not consolidated for financial reporting purposes in accordance with current accounting guidance, as FSC is not the primary beneficiary. The “Company” or “our,” as used herein, includes FSC and its subsidiaries, unless the context otherwise requires.
These unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles followed within the financial services industry for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information or notes required for complete financial statements.
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods presented. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses, the calculations of, amortization of, and the potential impairment of capitalized servicing rights, the valuation of loans held-for-sale and certain derivatives, the valuation of real estate or other assets acquired in connection with foreclosures or in satisfaction of loans, estimates used for fair value acquisition accounting and valuation of deferred income taxes. In addition, the actual lives of certain amortizable assets and income items are estimates subject to change. The Company principally operates in one business segment, which is community banking.
In the opinion of management, all adjustments, consisting of normal and recurring items, considered necessary for a fair presentation of the consolidated financial statements for the interim periods have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts reported in prior periods have been reclassified to conform to current year presentation. These reclassifications did not have a material effect on previously reported net income, shareholders’ equity or cash flows.
Operating results for the six-month period ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and Annual Report to Shareholders for the year ended December 31, 2015.
The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in the 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There were no new accounting policies or changes to existing policies adopted in the first six months of 2016 which had a significant effect on the results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.
Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13,“Financial Instruments-Credit Losses(Topic 326): Measurement of Credit Losses on Financial Instruments,” designed to provide investors with more forward-looking information on how financial institutions measure credit losses. The guidance aligns the accounting with the economics of lending by requiring banks and other lending institutions to immediately record the full amount of credit losses that are expected in their loan portfolios. Enhanced disclosures required by the ASU are designed to help financial statement users understand the significant estimates and judgments preparers used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. Because the standard moves to an expected loss approach, it is expected to better align the accounting and reporting group with the credit risk group. The timing difference that exists in current generally accepted accounting principles (“GAAP”) is expected to diminish, with financial reporting results better reflecting the expected credit losses that result from the underwriting process. The standard will take effect for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application for all organizations will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the standard will have on its Consolidated Financial Statements.
In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” as part of its simplification initiative. This ASU affects all entities that issue share-based payment awards to their employees. Some of the key provisions of this ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU No. 2016-09 is effective for public business entities for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted, but all of the guidance must be adopted in the same period. The Company is currently evaluating the provisions of ASU No. 2016-09 to determine the potential impact the standard will have on its Consolidated Financial Statements.
In February 2016, the FASB issued ASU 2016-02, “Leases.” The standard requires the recognition of assets and liabilities arising from most lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. For leases with a term of 12 months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements and provide additional information about the nature of an organization’s leasing activities. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases and amounts previously recognized in accordance with the business combinations guidance for leases. The Company is continuing to evaluate the potential impact of this ASU on its Consolidated Financial Statements.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” The guidance is intended to improve the recognition and measurement of financial instruments by requiring: equity investments that do not result in consolidation and are not accounted for under the equity method to be measured at fair value through net income, unless they qualify for the practicability exception for investments that do not have readily determinable fair values; changes in instrument-specific credit risk for financial liabilities that are measured under the fair value option will be recognized in other comprehensive income; and entities will make the assessment of the realizability of a deferred tax asset related to an available-for-sale debt security in combination with other deferred tax assets. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods therein. Early adoption is permitted. The adoption of this ASU is not expected to have a significant impact on its Consolidated Financial Statements.
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
Other accounting standards that have recently been issued by the FASB or other standard-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.
Contingencies
Due to the nature of their activities, the Company and its subsidiaries are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of June 30, 2016. Although the ultimate outcome of all claims and lawsuits outstanding as of June 30, 2016 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company's results of operations or financial condition.

2. Business Combinations
The Company accounts for its acquisitions as business combinations. As such, the purchase price is allocated to the fair value of the assets acquired and liabilities assumed as of the acquisition date. Determining the fair value of assets and liabilities, particularly illiquid assets and liabilities, is a complicated process involving significant judgment regarding estimates and assumptions used to calculate estimated fair value. Purchase price allocations on completed acquisitions may be modified through the measurement date which cannot exceed one year from the acquisition date. If we recognize adjustments to provisional amounts that are identified during the measurement period, the amounts will be reported in the period in which the adjustment amounts are determined and as a result, previously reported results are subject to change. Fair value adjustments based on updated estimates could materially affect the goodwill, if any, recorded on the acquisition. The Company may incur losses on the acquired loans that are materially different from losses originally projected in the fair value estimate. Acquisition-related costs are expensed as incurred.
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
AEB merged with and into the Company and American Enterprise Bank of Florida merged with and into Fidelity Bank. With this acquisition, the Company added approximately $208.8 million in assets, which included $40.7 million in cash and securities, $147.4 million in loans, $1.3 million in core deposit intangible, $7.1 million in premises and equipment, $5.9 million in deferred tax assets, $5.2 million in goodwill, and $181.8 million in deposits and expanded and strengthened its retail branch footprint by adding two branches in the Jacksonville, Florida area. The Company projects cost savings will be recognized in future periods once the conversion and integration activities related to the acquisition are completed.
Acquisitions during 2015
The Bank of Georgia FDIC-assisted Transaction
On October 2, 2015, the Bank entered into a Purchase and Assumption Agreement (“Agreement”) with the Federal Deposit Insurance Corporation (the “FDIC”), as Receiver of The Bank of Georgia, located in Peachtree City, Georgia (“The Bank of Georgia”), and the FDIC, acting in its corporate capacity, pursuant to which the Bank acquired substantially all of the assets and assumed all of the deposits of The Bank of Georgia.
Under the terms of the Agreement, the Bank acquired approximately $280.8 million in assets, including approximately $144.8 million in loans, and assumed approximately $266.4 million in customer deposits. Pursuant to the Agreement, the Bank recorded a fair value adjustment on the assets in the amount of $20.4 million on the assets acquired and paid the FDIC a premium of 3.0% to assume all customer deposits. To settle the transaction, the FDIC made a cash payment to the Bank totaling approximately $41.4 million, based on the differential between liabilities assumed and assets acquired. Additionally, the Bank acquired The Bank of Georgia's seven branches, which are located in the following Georgia cities: Peachtree City, Fayetteville, Tyrone, Sharpsburg, Newnan, and Fairburn. With this acquisition, the Company expanded its retail branch footprint in Coweta and Fayette counties, both of which are suburbs of Atlanta.
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
First Bank Branches
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
The following table summarizes the amortized cost and fair value of debt securities and the related gross unrealized gains and losses at June 30, 2016 and December 31, 2015.

	June 30, 2016
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$31,935	$1,358	$—	$33,293
Municipal securities	13,938	693	—	14,631
Residential mortgage-backed securities	78,298	2,784	(40)	81,042
Commercial mortgage-backed securities	24,778	548	—	25,326
SBA pool securities	14,564	91	(9)	14,646
Total available-for-sale	$163,513	$5,474	$(49)	$168,938

Investment securities held-to-maturity:
Municipal securities	$1,589	$63	$—	$1,652
Residential mortgage-backed securities	11,493	382	(3)	11,872
Commercial mortgage-backed securities	4,142	—	—	4,142
Total held-to-maturity	$17,224	$445	$(3)	$17,666

	December 31, 2015
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$41,252	$674	$(83)	$41,843
Municipal securities	14,513	491	(53)	14,951
Residential mortgage-backed securities	85,210	2,080	(126)	87,164
Commercial mortgage-backed securities	14,128	—	(329)	13,799
SBA pool securities	14,803	—	(163)	14,640
Total available-for-sale	$169,906	$3,245	$(754)	$172,397

Investment securities held-to-maturity:
Municipal securities	$1,589	$—	$(10)	$1,579
Residential mortgage-backed securities	8,621	263	(53)	8,831
Commercial mortgage-backed securities	4,188	—	—	4,188
Total held-to-maturity	$14,398	$263	$(63)	$14,598

The Company held 2 and 19 investment securities available-for-sale that were in an unrealized loss position at June 30, 2016 and December 31, 2015, respectively, as well as one and four securities held-to-maturity that were in an unrealized loss position at June 30, 2016, and December 31, 2015, respectively. The following table reflects the gross unrealized losses and fair values of the investment securities with unrealized losses, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	June 30, 2016
	Less Than 12 Months		12 Months or More
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available-for-sale:
Residential mortgage-backed securities	$—	$—	$3,114	$(40)
SBA pool securities	3,506	(9)	—	—
Total available-for-sale	$3,506	$(9)	$3,114	$(40)

Investment securities held-to-maturity:
Residential mortgage-backed securities	$—	$—	$979	$(3)
Total held-to-maturity	$—	$—	$979	$(3)

	December 31, 2015
	Less Than 12 Months		12 Months or More
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$25,993	$(83)	$—	$—
Municipal securities	2,915	(53)	—	—
Residential mortgage-backed securities	7,181	(91)	3,619	(35)
Commercial mortgage-backed securities	13,798	(329)	—	—
SBA pool securities	14,640	(163)	—	—
Total available-for-sale	$64,527	$(719)	$3,619	$(35)

Investment securities held-to-maturity:
Municipal securities	$1,579	$(10)	$—	$—
Residential mortgage-backed securities	4,204	(53)	—	—
Total held-to-maturity	$5,783	$(63)	$—	$—
At June 30, 2016 and December 31, 2015, the unrealized losses on investment securities were related to interest rate fluctuations since purchase. Management does not have the intent to sell the temporarily impaired securities and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost. Accordingly, as of June 30, 2016, management believes the impairment detailed in the table above is temporary and no other-than-temporary impairment loss has been recognized in the Company’s Consolidated Statements of Comprehensive Income.

The amortized cost and fair value of investment securities at June 30, 2016 and December 31, 2015 are categorized in the following table by contractual maturity. Securities not due at a single maturity (i.e., mortgage-backed securities) are shown separately.

	June 30, 2016		December 31, 2015
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises
Due after one year through five years	$19,700	$20,437	$17,877	$18,176
Due five years through ten years	12,235	12,856	23,375	23,667
Municipal securities
Due five years through ten years	4,005	4,253	3,316	3,399
Due after ten years	9,933	10,378	11,197	11,552
SBA pool securities
Due within one year	—	—	5	5
Due after five years through ten years	8,568	8,617	8,605	8,554
Due after ten years	5,996	6,029	6,193	6,081
Residential mortgage-backed securities	78,298	81,042	85,210	87,164
Commercial mortgage-backed securities	24,778	25,326	14,128	13,799
Total available-for-sale	$163,513	$168,938	$169,906	$172,397

Investment securities held-to-maturity:
Municipal securities
Due after ten years	$1,589	$1,652	$1,589	$1,579
Residential mortgage-backed securities	11,493	11,872	8,621	8,831
Commercial mortgage-backed securities	4,142	4,142	4,188	4,188
Total held-to-maturity	$17,224	$17,666	$14,398	$14,598
There were four investment securities called, matured or paid off during the six months ended June 30, 2016 and no investment securities were called, matured or paid off for the six months ended June 30, 2015. For the investment securities that were called, matured or paid off during the six months ended June 30, 2016, gross gains totaled $282,000. There were no transfers from investment securities available-for-sale to investment securities held-to-maturity during the six months ended June 30, 2016. There were $3.2 million in transfers from investment securities available-for-sale to investment securities held-to-maturity during the six months ended June 30, 2015.
The following table summarizes the investment securities that were pledged as collateral at June 30, 2016 and December 31, 2015.

(in thousands)	June 30, 2016	December 31, 2015
Public deposits	$104,121	$93,983
Securities sold under repurchase agreements	21,470	23,058
Total pledged securities	$125,591	$117,041
4. Loans Held-for-Sale
Residential mortgage loans held-for-sale are carried at fair value and SBA and indirect automobile loans are carried at the lower of cost or market value. The following table summarizes loans held-for-sale at June 30, 2016 and December 31, 2015.

(in thousands)	June 30, 2016	December 31, 2015
Residential mortgage	$299,616	$233,525
SBA	9,413	14,309
Indirect automobile	150,000	150,000
Total loans held-for-sale	$459,029	$397,834

During the six months ended June 30, 2016, the Company transferred loans with unpaid principal balances of $2.8 million to the held for investment residential mortgage portfolio. During the six months ended June 30, 2015, there were no transfers to the held for investment residential mortgage portfolio.
The Company had residential mortgage loans held-for-sale with unpaid principal balances of $213.2 million and $173.4 million pledged to the FHLB at June 30, 2016 and December 31, 2015, respectively.
5. Loans
Loans outstanding, by class, are summarized in the following table at carrying value and include net unamortized costs of $31.9 million at June 30, 2016 and December 31, 2015. Covered loans represent previously acquired loans covered under Loss Share Agreements with the FDIC. Non-covered loans represent loans acquired that are not covered under Loss Share Agreements with the FDIC and legacy Bank originated loans subsequent to acquisitions. Legacy Bank loans represent existing portfolio loans prior to the past FDIC-assisted transactions with Loss Share Agreements and additional loans originated subsequent to the past FDIC-assisted transactions with Loss Share Agreements (collectively, “legacy loans”). Because of the difference in accounting for acquired loans, the tables below further segregate the Company’s non-covered loans between legacy loans and acquired loans.

	June 30, 2016
	Non-covered Loans		Covered Loans Acquired(1)
(in thousands)	Legacy	Acquired		Total
Commercial	$601,783	$183,233	$12,270	$797,286
SBA	141,658	2,078	347	144,083
Total commercial loans	743,441	185,311	12,617	941,369
Construction	199,347	16,905	1,316	217,568
Indirect automobile	1,512,406	—	—	1,512,406
Installment	41,161	5,125	246	46,532
Total consumer loans	1,553,567	5,125	246	1,558,938
Residential mortgage	293,503	43,029	364	336,896
Home equity lines of credit	110,137	20,772	5,027	135,936
Total mortgage loans	403,640	63,801	5,391	472,832
Total loans	$2,899,995	$271,142	$19,570	$3,190,707

	December 31, 2015
	Non-covered Loans		Covered Loans Acquired(1)
(in thousands)	Legacy	Acquired		Total
Commercial	$569,440	$119,595	$14,256	$703,291
SBA	131,244	4,383	366	135,993
Total commercial loans	700,684	123,978	14,622	839,284
Construction	157,476	17,393	2,164	177,033
Indirect automobile	1,449,481	—	—	1,449,481
Installment	12,031	1,720	304	14,055
Total consumer loans	1,461,512	1,720	304	1,463,536
Residential mortgage	284,313	17,683	382	302,378
Home equity lines of credit	93,093	16,456	5,168	114,717
Total mortgage loans	377,406	34,139	5,550	417,095
Total loans	$2,697,078	$177,230	$22,640	$2,896,948
(1)Included in covered loans at June 30, 2016 and December 31, 2015 is $13.9 million and $16.7 million, respectively, of assets whose reimbursable loss periods will end in 2017.

The Company has extended loans to certain officers and directors. The Company does not believe these loans involve more than the normal risk of collectability or present other unfavorable features when originated. None of the related party loans were classified as nonaccrual, past due, restructured, or potential problem loans at June 30, 2016 or December 31, 2015.
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

(in thousands)	June 30, 2016	December 31, 2015
Commercial	$8,623	$9,228
SBA	6,048	6,599
Total commercial loans	14,671	15,827
Construction	6,040	5,940
Indirect automobile	1,175	1,116
Installment	211	602
Total consumer loans	1,386	1,718
Residential mortgage	8,479	2,514
Home equity lines of credit	2,859	1,129
Total mortgage loans	11,338	3,643
Total nonaccrual loans	$33,435	$27,128
If such nonaccrual loans had been on a full accrual basis, interest income on these loans for the three months ended June 30, 2016 and 2015 would have been $465,000 and $436,000, respectively. For the six months ended June 30, 2016 and 2015, the interest income would have been $1.0 million and $784,000, respectively.
Accruing loans delinquent 30-89 days, 90 days or more, and troubled debt restructured loans (“TDRs”) accruing interest, presented by class of loans at June 30, 2016 and December 31, 2015, were as follows:

	June 30, 2016			December 31, 2015
(in thousands)	Accruing Delinquent 30-89 Days	Accruing Delinquent 90 Days or More	TDRs Accruing	Accruing Delinquent 30-89 Days	Accruing Delinquent 90 Days or More	TDRs Accruing
Commercial	$2,162	$—	$6,600	$428	$—	$9,105
SBA	1,011	—	3,844	3,352	—	3,912
Construction	—	—	—	58	—	160
Indirect automobile	1,588	—	1,552	1,829	—	1,567
Installment	94	—	55	185	—	59
Residential mortgage	1,228	—	758	1,558	1,284	618
Home equity lines of credit	621	—	—	682	—	—
Total	$6,704	$—	$12,809	$8,092	$1,284	$15,421

TDR Loans
The following table presents TDRs that occurred during the three and six months ended June 30, 2016 and 2015, along with the type of modification. Modified purchased credit impaired loans are not removed from their accounting pool and accounted for as TDRs, even if those loans would otherwise be deemed TDRs.

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
(in thousands)	Interest Rate	Term	Interest Rate	Term
Commercial	$—	$—	$—	$—
SBA	—	—	—	—
Construction	—	—	—	—
Indirect automobile	—	147	—	218
Installment	—	—	—	—
Residential mortgage	—	148	—	—
Home equity lines of credit	—	—	—	—
Total	$—	$295	$—	$218

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
(in thousands)	Interest Rate	Term	Interest Rate	Term
Commercial	$—	$—	$—	$1,006
SBA	—	—	—	—
Construction	—	—	—	—
Indirect automobile	—	478	—	500
Installment	—	—	—	—
Residential mortgage	—	148	—	—
Home equity lines of credit	—	—	—	—
Total loans	$—	$626	$—	$1,506
During the three months ended June 30, 2016 and June 30, 2015, the amount of loans which were restructured and subsequently redefaulted were $19,000 and $14,000, respectively, which were all indirect automobile loans. During the six month periods ended June 30, 2016 and 2015, the amount of loans which were restructured and subsequently redefaulted were $22,000 and $31,000, all of which were indirect automobile loans. The company defines subsequently redefaulted as a payment default within 12 months of the restructuring date.
The Company had total TDRs with a balance of $17.7 million and $22.5 million at June 30, 2016 and December 31, 2015, respectively. There were recoveries of TDR loans of $93,000 and $588,000 for the three months ended June 30, 2016 and 2015, respectively. There were recoveries of TDR loans of $866,000 and $567,000 for the six months ended June 30, 2016 and 2015, respectively. Net charge-offs on such loans are factored into the rolling historical loss rate, which is used in the calculation of the allowance for loan losses. The Company is not committed to lend additional amounts as of June 30, 2016 or December 31, 2015 to customers with outstanding loans that are classified as TDRs.
Pledged Loans
Presented in the following table is the unpaid principal balance of loans held for investment that were pledged to the Federal Home Loan Bank of Atlanta (“FHLB of Atlanta”) as collateral for borrowings at June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015
(in thousands)
Commercial real estate	$232,262	$231,227
Home equity lines of credit	80,847	73,755
Residential mortgage	197,608	181,180
Total	$510,717	$486,162

Indirect automobile loans with an unpaid principal balance of approximately $304.6 million and $319.7 million were pledged to the Federal Reserve Bank of Atlanta (“FRB”) at June 30, 2016 and December 31, 2015, respectively, as collateral for potential Discount Window borrowings.
Impaired Loans
The following tables present by class the unpaid principal balance, recorded investment and related allowance for impaired loans at June 30, 2016 and December 31, 2015.

	June 30, 2016			December 31, 2015
(in thousands)	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance
Impaired Loans with Allowance
Commercial	$12,217	$9,210	$852	$6,631	$4,731	$1,280
SBA	6,661	6,335	210	3,236	2,833	327
Construction	—	—	—	160	160	78
Indirect automobile	2,085	1,656	9	2,077	1,681	8
Installment	288	244	245	294	252	252
Residential mortgage	3,496	3,496	730	2,519	2,519	421
Home equity lines of credit	693	560	442	812	675	675
Loans	$25,440	$21,501	$2,488	$15,729	$12,851	$3,041

	June 30, 2016		December 31, 2015
(in thousands)	Unpaid Principal Balance	Recorded Investment(1)	Unpaid Principal Balance	Recorded Investment(1)
Impaired Loans with No Allowance
Commercial	$4,786	$3,240	$17,345	$14,580
SBA	4,587	4,197	14,118	10,499
Construction	7,474	5,455	8,045	5,940
Installment	1,467	180	1,487	191
Residential mortgage	3,580	3,580	2,713	2,712
Loans	$21,894	$16,652	$43,708	$33,922
(1)The primary difference between the unpaid principal balance and recorded investment represents charge offs previously taken; it excludes accrued interest receivable due to materiality. Related allowance is calculated on the recorded investment, not unpaid principal balance.
The average recorded investment in impaired loans and interest income recognized for the three and six months ended June 30, 2016 and 2015, by class, are summarized in the table below. Interest income recognized during the periods on a cash basis was insignificant.

	Three Months Ended June 30,
	2016		2015
(in thousands)	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Commercial	$12,765	$149	$21,936	$252
SBA	11,528	35	15,806	327
Construction	5,522	5	7,054	39
Indirect automobile	2,033	53	1,828	65
Installment	425	27	491	30
Residential mortgage	6,887	25	4,768	35
Home equity lines of credit	629	25	960	22
Total	$39,789	$319	$52,843	$770

	Six Months Ended June 30,
	2016		2015
(in thousands)	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Commercial	$14,746	$332	$22,314	$491
SBA	12,464	191	16,364	534
Construction	5,736	9	7,253	47
Indirect automobile	2,156	125	1,876	138
Installment	430	55	497	61
Residential mortgage	6,195	70	4,871	57
Home equity lines of credit	650	48	932	36
Total	$42,377	$830	$54,107	$1,364
Credit Quality Indicators
The Company uses an asset quality ratings system to assign a numeric indicator of the credit quality and level of existing credit risk inherent in a loan ranging from 1 to 8, where a higher rating represents higher risk. Management regularly reviews loans in the portfolio to assess credit quality indicators and to determine appropriate loan classification and grading in accordance with the Company's internal loan policy. These ratings are adjusted periodically as the Company becomes aware of changes in the credit quality of the underlying loans.
Indirect automobile loans typically receive a risk rating only when being downgraded to an adverse rating which typically occurs when payments of principal and interest are greater than 90 days past due. The Company uses a number of factors, including FICO scoring, to help evaluate the likelihood consumer borrowers will pay their credit obligations as agreed. The weighted-average FICO score for the indirect automobile portfolio was 752 at June 30, 2016 and 749 at December 31, 2015.
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
•Loss – Loss assets are considered uncollectable and of such little value that their continuance as recorded assets is not warranted.
The following tables present the recorded investment in loans, by loan class and risk rating category, as of June 30, 2016 and December 31, 2015.

(in thousands)	June 30, 2016
Asset Rating	Commercial	SBA	Construction	Indirect Automobile	Installment	Residential Mortgage	Home Equity Lines of Credit	Total
Pass	$726,948	$126,349	$207,900	$—	$45,595	$316,728	$133,240	$1,556,760
Special Mention	31,618	9,549	2,083	—	185	6,207	416	50,058
Substandard	38,720	8,185	7,585	3,275	752	13,961	2,280	74,758
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
	797,286	144,083	217,568	3,275	46,532	336,896	135,936	1,681,576
Ungraded Performing	—	—	—	1,509,131	—	—	—	1,509,131
Total	$797,286	$144,083	$217,568	$1,512,406	$46,532	$336,896	$135,936	$3,190,707

(in thousands)	December 31, 2015
Asset Rating	Commercial	SBA	Construction	Indirect Automobile	Installment	Residential Mortgage	Home Equity Lines of Credit	Total
Pass	$638,051	$119,690	$166,811	$—	$12,839	$289,091	$112,700	$1,339,182
Special Mention	12,136	5,477	2,040	—	418	3,358	267	23,696
Substandard	53,104	10,826	8,182	3,537	798	9,929	1,750	88,126
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
	703,291	135,993	177,033	3,537	14,055	302,378	114,717	1,451,004
Ungraded Performing	—	—	—	1,445,944	—	—	—	1,445,944
Total	$703,291	$135,993	$177,033	$1,449,481	$14,055	$302,378	$114,717	$2,896,948
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
The tables below show the balances acquired for these two subsections of the portfolio as of the acquisition date. Contractually required principal and interest payments are based on a loan's contractual rate and payment schedule at acquisition, assuming no loss or prepayment.
Acquired Performing Loans

(in thousands)	2016
Contractually required principal and interest payments at acquisition	$173,726
Expected losses and foregone interest	(3,591)
Cash flows expected to be collected at acquisition	$170,135
Fair value of acquired performing loans at acquisition	$145,913
Acquired PCI Loans

(in thousands)	2016
Contractually required principal and interest payments at acquisition	$2,515
Less: Nonaccretable difference (expected losses and foregone interest)	(962)
Cash flows expected to be collected at acquisition	1,553
Less: Accretable yield	(92)
Basis in acquired PCI loans at acquisition	$1,461
The Company also acquired PCI loans in its past acquisitions. The carrying amount and outstanding balance at June 30, 2016 of the PCI loans from these acquisitions as well as the PCI loans acquired during 2016 was $41.7 million and $55.2 million, respectively. The carrying amount and outstanding balance of the PCI loans from the past FDIC-assisted acquisitions was $44.5 million and $58.1 million, respectively, at December 31, 2015.

Accretable yield, or income expected to be collected on PCI loans at June 30, 2016 and December 31, 2015, was as follows.

(in thousands)	June 30, 2016	December 31, 2015
Beginning balance	$3,797	$1,649
Increase due to acquired loans	92	1,371
Accretion of income	(1,031)	(768)
Other activity, net	182	1,545
Ending balance	$3,040	$3,797

6. Allowance for Loan Losses
A summary of changes in the allowance for loan losses (“ALL”) by loan portfolio type is as follows.

	Three Months Ended June 30, 2016
(in thousands)	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
Beginning balance	$10,881	$1,925	$8,466	$4,570	$884	$26,726
Charge-offs	(1,344)	—	(1,245)	(137)	—	(2,726)
Recoveries	22	264	400	19	—	705
Net (charge offs) / recoveries	(1,322)	264	(845)	(118)	—	(2,021)
Increase (decrease) in FDIC indemnification asset	150	(19)	73	—	—	204
Provision for loan losses(1)	1,028	(14)	1,052	519	543	3,128
Ending balance	$10,737	$2,156	$8,746	$4,971	$1,427	$28,037

	Three Months Ended June 30, 2015
(in thousands)	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
Beginning balance	$11,507	$1,354	$6,753	$3,323	$821	$23,758
Charge-offs	(90)	—	(896)	(21)	—	(1,007)
Recoveries	133	674	357	3	—	1,167
Net recoveries / (charge offs)	43	674	(539)	(18)	—	160
(Decrease) increase in FDIC indemnification asset	(54)	(310)	36	17	—	(311)
Provision for loan losses(1)	(755)	(181)	99	(54)	709	(182)
Ending balance	$10,741	$1,537	$6,349	$3,268	$1,530	$23,425

	Six Months Ended June 30, 2016
(in thousands)	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
Beginning balance	$11,025	$1,711	$8,668	$4,284	$776	$26,464
Charge-offs	(1,613)	—	(2,408)	(181)	—	(4,202)
Recoveries	744	797	758	20	—	2,319
Net (charge offs) / recoveries	(869)	797	(1,650)	(161)	—	(1,883)
Increase (decrease) in FDIC indemnification asset	97	(367)	74	24	—	(172)
Provision for loan losses(1)	484	15	1,654	824	651	3,628
Ending balance	$10,737	$2,156	$8,746	$4,971	$1,427	$28,037

	Six Months Ended June 30, 2015
(in thousands)	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
Beginning balance	$13,167	$1,486	$6,591	$3,475	$731	$25,450
Charge-offs	(976)	—	(2,151)	(61)	—	(3,188)
Recoveries	204	772	740	4	—	1,720
Net (charge offs) / recoveries	(772)	772	(1,411)	(57)	—	(1,468)
(Decrease) increase in FDIC indemnification asset	(54)	(310)	36	(155)	—	(483)
Provision for loan losses(1)	(1,600)	(411)	1,133	5	799	(74)
Ending balance	$10,741	$1,537	$6,349	$3,268	$1,530	$23,425
(1) Net of benefit attributable to FDIC indemnification asset.
The following tables present, by loan portfolio type, the balance in the ALL disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans.

	June 30, 2016
(in thousands)	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
Individually evaluated for impairment	$1,062	$—	$254	$1,172	$—	$2,488
Collectively evaluated for impairment	9,033	2,139	8,492	3,776	1,427	24,867
Acquired with deteriorated credit quality	642	17	—	23	—	682
Total allowance for loan losses	$10,737	$2,156	$8,746	$4,971	$1,427	$28,037
Individually evaluated for impairment	$22,983	$5,455	$424	$7,636	$—	$36,498
Collectively evaluated for impairment	890,503	208,981	1,558,145	455,566	—	3,113,195
Acquired with deteriorated credit quality	27,883	3,108	393	9,630	—	41,014
Total loans	$941,369	$217,544	$1,558,962	$472,832	$—	$3,190,707

	December 31, 2015
(in thousands)	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
Individually evaluated for impairment	$1,607	$78	$260	$1,096	$—	$3,041
Collectively evaluated for impairment	8,850	1,612	8,408	3,165	776	22,811
Acquired with deteriorated credit quality	568	21	—	23	—	612
Total allowance for loan losses	$11,025	$1,711	$8,668	$4,284	$776	$26,464
Individually evaluated for impairment	$32,643	$6,100	$2,124	$5,906	$—	$46,773
Collectively evaluated for impairment	787,493	168,953	1,460,039	389,209	—	2,805,694
Acquired with deteriorated credit quality	19,148	1,980	1,373	21,980	—	44,481
Total loans	$839,284	$177,033	$1,463,536	$417,095	$—	$2,896,948
The determination of the overall allowance for credit losses has two components, the allowance for originated loans and the allowance for acquired loans.
Total loans includes acquired loans of $290.7 million and $199.9 million at June 30, 2016 and December 31, 2015, respectively, which were recorded at fair value when acquired. The ALL for acquired loans is evaluated at each reporting date subsequent to acquisition. For acquired performing loans, an allowance is determined for each loan pool using a methodology similar to that used for originated loans and then compared to the remaining fair value discount for that pool. For purchased credit impaired loans, estimated cash flows expected to be collected are re-evaluated at each reporting date for each loan pool. The methodology also considers the remaining fair value discounts recognized upon acquisition associated with acquired performing loans in estimating a general allowance and also includes establishing an ALL for purchased credit-impaired loans that have deteriorated since acquisition.
7. Other Real Estate
The following table segregates the other real estate (“ORE”) by type.

(in thousands)	June 30, 2016	December 31, 2015
Commercial	$8,415	$7,147
Residential	1,829	1,263
Undeveloped property	8,377	10,267
Total ORE, net	$18,621	$18,677
The following table summarizes the changes in ORE.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Beginning balance	$19,482	$19,988	$18,677	$22,564
ORE acquired in acquisition	—	—	809	—
Transfers of loans to ORE	2,252	984	4,934	1,819
Sales	(3,106)	(4,731)	(5,409)	(7,908)
Write-downs	(7)	(171)	(390)	(405)
Ending balance	$18,621	$16,070	$18,621	$16,070
At June 30, 2016, the unpaid principal balance of residential mortgage loans in the process of foreclosure was $1.4 million. The unpaid principal balance of residential mortgage loans in the process of foreclosure at December 31, 2015 was $142,000.
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
Debt securities issued by U.S. Government corporations and agencies, debt securities issued by states and political subdivisions, and agency residential mortgage-backed securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent third party pricing service. We have processes in place to evaluate such third party pricing services to ensure information obtained and valuation techniques are appropriate. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. The investments in the Company’s portfolio are generally not quoted on an exchange but are actively traded in the secondary institutional markets.
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
The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumption used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument. Because mortgage loans held-for-sale are sold within a few weeks of origination, they are unlikely to demonstrate any of the credit weaknesses discussed above and as a result, there were no credit related adjustments to fair value during the three and six months ended June 30, 2016 and 2015.
Recurring Fair Value Measurements
The following tables present the financial instruments measured at fair value on a recurring basis by level within the fair value hierarchy based on the inputs used to estimate the fair value at the measurement date. There were no transfers between Levels 1, 2, and 3 during the three and six months ended June 30, 2016 and 2015.

		June 30, 2016
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale	$168,938	$—	$168,938	$—
Mortgage loans held-for-sale	299,616	—	299,616	—
Other assets(1)	8,738	—	—	8,738
Other liabilities(1)	(5,041)	—	—	(5,041)

		December 31, 2015
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale	$172,397	$—	$172,397	$—
Mortgage loans held-for-sale	233,525	—	233,525	—
Other assets(1)	4,022	—	—	4,022
Other liabilities(1)	(651)	—	—	(651)
(1) Includes mortgage-related IRLCs and derivative financial instruments to hedge interest rate risk. IRLCs are recorded on a gross basis.
The following table presents a reconciliation of all other assets and other liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2016 and 2015. The changes in the fair value of economic hedges were recorded in noninterest income from mortgage banking activities in the Consolidated Statements of Comprehensive Income and are designed to partially offset the change in fair value of the financial instruments referenced in the following table.

	As of or For the Three Months Ended June 30,
	2016		2015
(in thousands)	Other Assets(1)	Other Liabilities(1)	Other Assets(1)	Other Liabilities(1)
Beginning balance	$7,181	$(2,497)	$9,426	$(4,602)
Total gains (losses) included in earnings:
Issuances	8,738	(5,041)	6,925	(441)
Settlements and closed loans	(7,806)	2,497	(9,322)	4,602
Expirations	625	—	(104)	—
Ending balance	$8,738	$(5,041)	$6,925	$(441)

	As of or For the Six Months Ended June 30,
	2016		2015
(in thousands)	Other Assets(1)	Other Liabilities(1)	Other Assets(1)	Other Liabilities(1)
Beginning balance	$4,022	$(651)	$2,691	$(1,341)
Total gains (losses) included in earnings:
Issuances	15,919	(7,538)	16,351	(5,043)
Settlements and closed loans	(11,806)	3,148	(11,692)	5,943
Expirations	603	—	(425)	—
Ending balance	$8,738	$(5,041)	$6,925	$(441)
(1)Includes mortgage-related IRLCs and derivative financial instruments entered to hedge interest rate risk.
Nonrecurring Fair Value Measurements
Certain assets held by the Company are not included in the tables above, but are measured at fair value on a nonrecurring basis. The following tables present the assets that had changes in their recorded fair value and still held at the end of the reporting period by level within the fair value hierarchy based on the inputs used to estimate the fair value at the measurement date.

		June 30, 2016
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$16,441	$—	$—	$16,441
ORE, net	356	—	—	356
Residential mortgage servicing rights	64,899	—	—	64,899
SBA servicing rights	2,155	—	—	2,155

		December 31, 2015
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$8,447	$—	$—	$8,447
ORE, net	1,847	—	—	1,847
Residential mortgage servicing rights	40,713	—	—	40,713
SBA servicing rights	2,132	—	—	2,132
Quantitative Information about Level 3 Fair Value Measurements
The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities:

	Fair Value at
($ in thousands)	June 30, 2016	December 31, 2015	Valuation Technique	Unobservable Inputs	Range/Weighted Average at June 30, 2016	Range/Weighted Average at December 31, 2015
Nonrecurring:
Impaired loans	$16,441	$8,447	Appraised value less estimated selling costs	Estimated selling costs	0% - 10% 9.48%	0% - 10% 9.70%
Other real estate	356	1,847	Appraised value less estimated selling costs	Estimated selling costs	0% - 10% 8.51%	0% - 10% 8.29%
Residential mortgage servicing rights	64,899	40,713	Discounted cash flows	Discount rate	9.15% - 10.63% 9.39%	9.75% - 12.50% 10.06%
				Modeled prepayment speeds	13.34% - 22.54% 11.48%	7.56% - 15.24% 8.66%
SBA servicing rights	2,155	2,132	Discounted cash flows	Discount rate	12.62%	13.25%
				Modeled prepayment speeds	8.37%	9.41%
Recurring:
IRLCs	7,935	3,001	Pricing model	Modeled pull-through ratio	80.00%	80.00%
Forward commitments	(4,238)	369	Investor pricing	Pricing spreads	90.00% - 106.11% 103.74%	90.00% - 106.20% 102.67%

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
Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value less estimated selling costs. Measuring the impairment of loans using the present value of expected future cash flows, discounted at the loan's effective interest rate, is not considered a fair value measurement. For collateral-dependent loans, fair value is measured based on the value of the collateral securing these loans and is classified as Level 3 in the fair value hierarchy. Collateral may include real estate or business assets, including equipment, inventory and accounts receivable. The value of real estate collateral is determined based on appraisals prepared by qualified licensed appraisers ordered by the Company's internal appraisal department, which is independent of the Company's lending function. If significant, the value of business equipment is based on an appraisal by qualified licensed appraisers ordered by the Company; otherwise, the equipment’s net book value on the business’s financial statements is the basis for the value of business equipment. Inventory and accounts receivable collateral are valued based on independent field examiner review or aging reports. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business. Impaired loans are evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.
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
Mortgage and SBA servicing rights are initially recorded at fair value when loans are sold with servicing retained. These assets are then amortized in proportion to and over the period of estimated net servicing income. On at least a quarterly basis, these servicing assets are assessed for impairment based on fair value. Management uses a model operated and maintained by an independent third party to assist in determining fair value which stratifies the servicing portfolio into homogeneous subsets with unique behavior characteristics. The model then converts those characteristics into income and expense streams, adjusting those streams for prepayments, present values the adjusted streams, and combines the present values into a total. If the cost basis of any loan stratification tranche is higher than the present value of the tranche, an impairment is recorded. Management periodically obtains an independent review of the valuation assumptions to validate the fair value estimate and the reasonableness of the assumptions used in measuring fair value. See Note 11 for additional disclosures related to assumptions used in the fair value calculation for mortgage and SBA servicing rights.
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
Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held-for-sale for which the fair value option (“FVO”) has been elected as of June 30, 2016 and December 31, 2015. There were no loans held-for-sale that were 90 days or more past due or in nonaccrual status at June 30, 2016 or December 31, 2015.

(in thousands)	Aggregate Fair Value June 30, 2016	Aggregate Unpaid Principal Balance Under FVO at June 30, 2016	Fair Value Over Unpaid Principal
Residential mortgage loans held-for-sale	$299,616	$288,733	$10,883

(in thousands)	Aggregate Fair Value December 31, 2015	Aggregate Unpaid Principal Balance Under FVO at December 31, 2015	Fair Value Over Unpaid Principal
Residential mortgage loans held-for-sale	$233,525	$228,586	$4,939
The fair value gain (loss) related to mortgage banking activities for items measured at fair value pursuant to election of the FVO was $4.4 million and $5.9 million for the three and six months ended June 30, 2016, respectively, and $(2.8) million and $(2.3) million for for the three and six months ended June 30, 2015, respectively.
The following table includes the estimated fair value of the Company's financial instruments. The estimated fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. In cases where quoted market prices are not available, fair values are based on settlements using present value or other valuation techniques. Those techniques are significantly affected by the imprecision in estimating unobservable inputs and the assumptions used, including the discount rate and estimates of future cash flows. While the Company believes its valuation methods are appropriate, the derived fair value estimates cannot be substantiated by comparison to independent markets, and, in many cases, could not be realized in immediate settlement of the instruments. In that regard, the aggregate fair value amounts presented in the tables below do not represent the underlying value of the Company.

		Fair Value Measurements at June 30, 2016
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial instruments (assets):
Cash and cash equivalents	$148,745	$148,745	$—	$—	$148,745
Investment securities available-for-sale	168,938	—	168,938	—	168,938
Investment securities held-to-maturity	17,224	—	13,524	4,142	17,666
Total loans, net	3,621,699	—	299,616	3,091,479	3,391,095
Financial instruments (liabilities):
Noninterest-bearing demand deposits	995,673	—	—	995,673	995,673
Interest-bearing deposits	2,573,933	—	—	2,574,801	2,574,801
Short-term borrowings	215,833	—	215,833	—	215,833
Subordinated debt	120,388	—	119,479	—	119,479

		Fair Value Measurements at December 31, 2015
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial instruments (assets):
Cash and cash equivalents	$86,133	$86,133	$—	$—	$86,133
Investment securities available-for-sale	172,397	—	172,397	—	172,397
Investment securities held-to-maturity	14,398	—	10,410	4,188	14,598
Total loans, net	3,268,318	—	233,525	2,846,139	3,079,664
Financial instruments (liabilities):
Noninterest-bearing demand deposits	786,779	—	—	786,779	786,779
Interest-bearing deposits	2,392,732	—	—	2,391,993	2,391,993
Short-term borrowings	209,730	—	209,730	—	209,730
Subordinated debt	120,322	—	116,706	—	116,706
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
For off-balance sheet instruments, fair values are based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing for loan commitments and letters of credit. Fees related to these instruments were immaterial at June 30, 2016 and December 31, 2015, and the carrying amounts represent a reasonable approximation of their fair values. Loan commitments, letters and lines of credit, and similar obligations typically have variable interest rates and clauses that deny funding if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the foregoing schedule.
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
The following table presents the net position of securities sold under repurchase agreements.

(in thousands)	June 30, 2016	December 31, 2015
Securities sold under repurchase agreements (1)	$15,271	$19,730
Fair value of securities pledged	21,470	23,058
Net position of overnight repurchase agreements	$6,199	$3,328
(1) Included as part of Short-term borrowings on the Consolidated Balance Sheets

The following table summarizes the collateral type pledged for the securities sold under repurchase agreements presented above.

(in thousands)	June 30, 2016	December 31, 2015
Municipal securities	$7,691	$8,240
Obligations of U.S. Government sponsored enterprises	4,999	4,932
Residential mortgage-backed securities	8,780	9,886
Total fair value of securities pledged	$21,470	$23,058
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
9. Derivative Financial Instruments
Losses of $1.0 million and gains of $1.7 million were recorded for the three months ended June 30, 2016 and 2015, respectively, and gains of $327,000 and $5.1 million were recorded for the six months ended June 30, 2016 and 2015, respectively, for all mortgage-related derivatives, and are included in the Consolidated Statements of Comprehensive Income as part of noninterest income from mortgage banking activities.
The Company’s derivative positions were as follows:

	Contract or Notional Amount as of
(in thousands)	June 30, 2016	December 31, 2015
Forward rate commitments	$589,541	$410,152
Interest rate lock commitments	310,222	181,188
Total derivatives contracts	$899,763	$591,340
The Company's derivative contracts are not subject to master netting arrangements.
10. Earnings Per Common Share
Earnings per common share (“EPS”) were calculated as follows:

	Three Months Ended June 30,
($ in thousands, except per share data)	2016	2015
Net income	$6,645	$12,451

Weighted average common shares outstanding - basic (1)	25,481	21,456
Effect of dilutive stock options and warrants (2)	480	1,626
Weighted average common shares outstanding – diluted	25,961	23,082

EPS:
Basic	$0.26	$0.58
Diluted	$0.26	$0.54

	Six Months Ended June 30,
	2016	2015
($ in thousands, except per share data)
Net income	$11,186	$23,141

Weighted average common shares outstanding - basic (1)	24,877	21,418
Effect of dilutive stock options and warrants (2)	524	1,616
Weighted average common shares outstanding – diluted	25,401	23,034

EPS:
Basic	$0.45	$1.08
Diluted	$0.44	$1.00
(1) Includes participating securities related to unvested restricted stock awards, net of forfeitures during the period
(2) Effect of dilutive stock options and warrants includes the dilutive effect of additional potential common shares issuable under contracts outstanding during each respective period
As of June 30, 2016 and 2015, there were 465,000 and 112,000 common stock options which were not included in the potentially dilutive stock options and warrants, respectively. These shares were not included in the computation of diluted EPS because they were anti-dilutive in the period (i.e., the options' exercise price was greater than the average market price of the common shares.)
11. Certain Transfers of Financial Assets
Servicing rights
Loan servicing rights are initially recorded at fair value and subsequently recorded at the lower of cost or fair value and are amortized over the remaining service life of the loans. The carrying value of the loan servicing assets is shown in the table below:

(in thousands)	June 30, 2016	December 31, 2015
Servicing rights
Residential mortgage	$64,899	$72,766
SBA	5,747	5,358
Indirect automobile	8,174	6,820
Total servicing rights	$78,820	$84,944
Residential Mortgage Loans
The Company typically sells first-lien residential mortgage loans to third party investors, primarily Fannie Mae, Ginnie Mae, and Freddie Mac. The Company retains the related mortgage servicing rights (“MSRs”) and receives servicing fees on certain of these loans. During the three months ended June 30, 2016 and 2015, the Company sold $637.2 million and $591.8 million in residential mortgage loans, respectively, with servicing retained. During the six months ended June 30, 2016 and 2015, the Company sold $1,110.7 million and $1,083.9 million in residential mortgage loans, respectively, with servicing retained.
The net gain on loan sales, MSR impairment and amortization, and servicing fees are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from mortgage banking activities. During the three months ended June 30, 2016 and 2015, the Company recorded gains on sales of residential mortgage loans of $22.7 million and $17.1 million, respectively. During the six months ended June 30, 2016 and 2015, the Company recorded gains on sales of residential mortgage loans of $37.9 million and $36.8 million, respectively. During the three months ended June 30, 2016 and 2015, the Company recorded servicing fees of $4.6 million and $3.8 million, respectively. During the six months ended June 30, 2016 and 2015, the Company recorded servicing fees of $9.1 million and $7.4 million, respectively.
The table below is an analysis of the activity in the Company’s MSRs and impairment.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Residential mortgage servicing rights
Beginning carrying value, net	$69,927	$58,679	$72,766	$56,720
Additions	7,151	8,411	12,245	15,200
Amortization	(3,610)	(2,581)	(6,882)	(4,942)
(Impairment)/recoveries, net	(8,569)	2,611	(13,230)	142
Ending carrying value, net	$64,899	$67,120	$64,899	$67,120

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Residential mortgage servicing impairment
Beginning balance	$14,184	$8,921	$9,523	$6,452
Additions	8,602	756	14,424	4,656
Recoveries	(33)	(3,367)	(1,194)	(4,798)
Ending balance	$22,753	$6,310	$22,753	$6,310
The fair value of MSRs, key metrics, and the sensitivity of the fair value to adverse changes in model inputs and/or assumptions are summarized below.

($ in thousands)	June 30, 2016	December 31, 2015
Residential Mortgage Servicing Rights
Fair Value	$64,900	$74,366
Composition of residential loans serviced for others:
Fixed-rate	99.38%	99.28%
Adjustable-rate	0.62%	0.72%
Total	100.00%	100.00%
Weighted average remaining term (years)	26.0	26.0
Modeled prepayment speed	14.85%	8.66%
Decline in fair value due to a 10% adverse change	$(2,975)	$(2,572)
Decline in fair value due to a 20% adverse change	(5,711)	(4,978)
Weighted average discount rate	9.39%	10.06%
Decline in fair value due to a 10% adverse change	$(1,967)	$(3,004)
Decline in fair value due to a 20% adverse change	(3,839)	(5,762)
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

Information about the asset quality of residential mortgage loans serviced by the Company is shown in the table below.

	June 30, 2016			Net Charge-offs for the Six Months Ended June 30, 2016
Residential mortgage loans serviced	Unpaid Principal Balance
		Delinquent (days)
(in thousands)		30 to 89	90+
Serviced for others	$7,200,602	$32,927	$6,554	$—
Held-for-sale	288,734	405	—	—
Held-for-investment	336,027	2,285	4,529	23
Total residential mortgage loans serviced	$7,825,363	$35,617	$11,083	$23
Loans serviced for others are not included in the consolidated statements of financial condition as they are not assets of the Company.
Mortgage Recourse Liability
During the last five years ended June 30, 2016, the Company has sold over 45,000 loans with a principal balance of approximately $10.9 billion. As seller, the Company has made various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance with origination criteria established by the purchasers. In the event of a breach of these representations and warranties, the Company is obligated to repurchase loans with identified defects and/or to indemnify the purchasers. Some of these conditions include underwriting errors or omissions, fraud or material misstatements, and invalid collateral values. The contractual obligation arises only when the breach of representations and warranties is discovered and repurchase/indemnification is demanded. Generally, the maximum amount the Company would be required to pay would be equal to the unpaid principal balance of such loans that are deemed to have defects that were sold to purchasers, plus accrued interest, return of the premium received at the time of the loan sale, and reimbursement of certain expenses. To date, the claims to the Company from the purchasers to be paid upon repurchase or paid because of indemnification have been insignificant. In addition, the Company’s loan sale contracts define a condition in which the borrower defaults during a short period of time as an early payment default (“EPD”). In the event of an EPD, the Company may be required to return the premium paid for the loan, pay certain administrative fees, and may be required to repurchase the loan or indemnify the purchaser unless an EPD waiver is obtained.
Management recognizes the potential risk from costs related to breaches of representations and warranties made in connection with residential loan sales and subsequent required repurchases, indemnifications, and EPD claims. As a result, the Company has established a liability to cover potential costs related to these events based on historical experience, adjusted for any risk factors not captured in the historical losses, current business volume, and known claims outstanding. The recourse liability totaled $1.4 million at June 30, 2016 and December 31, 2015, respectively, and management believes this amount is adequate for potential exposure related to loan sale indemnification, repurchase loans, and EPD claims. Management will continue to monitor the adequacy of the reserve level and may decide that further additions to the reserve are appropriate. However, there can be no assurance that the current balance of this reserve will prove sufficient to cover actual future losses.
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
SBA Loans
The Company has executed certain transfers of SBA loans with third parties. These loans, which are typically partially guaranteed by the SBA or otherwise credit enhanced, are generally secured by business property such as real estate, inventory, equipment, and accounts receivable. During the three months ended June 30, 2016 and 2015, the Company sold $17.3 million and $12.6 million in SBA loans, respectively. During the six months ended June 30, 2016 and 2015, the Company sold $28.8 million and $24.2 million in SBA loans, respectively.
The Company retains the loan servicing rights and receives servicing fees. The net gain on SBA loan sales, servicing rights impairment and amortization and servicing fees are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from SBA lending activities. During the three months ended June 30, 2016 and 2015, the Company recorded gains on sales of SBA loans of $1.3 million and $804,000, respectively. During the six months ended June 30, 2016 and 2015, the Company recorded gains on sales of SBA loans of $1.9 million and $1.2 million. During the three months ended June 30, 2016 and 2015, the Company recorded servicing fees of $604,000 and $560,000, respectively. During the six months ended June 30, 2016 and 2015, the Company recorded servicing fees of $1.2 million and $1.1 million, respectively.

The table below is an analysis of the activity in the Company’s SBA loan servicing rights and impairment.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
SBA loan servicing rights
Beginning carrying value, net	$5,449	$4,642	$5,358	$4,872
Additions	513	271	806	507
Amortization	(338)	(511)	(653)	(1,027)
Recovery, net	123	251	236	301
Ending carrying value, net	$5,747	$4,653	$5,747	$4,653

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
SBA servicing rights impairment
Beginning balance	$130	$1,768	$243	$1,818
Additions	—	—	—	—
Recoveries	(123)	(251)	(236)	(301)
Ending balance	$7	$1,517	$7	$1,517
The fair value of the SBA loan servicing rights, key metrics, and the sensitivity of the fair value to adverse changes in the model inputs and/or assumptions are summarized below.

($ in thousands)	June 30, 2016	December 31, 2015
SBA loan servicing rights
Fair Value	$6,553	$5,887
Composition of loans serviced for others:
Fixed-rate	0.20%	0.05%
Adjustable-rate	99.80%	99.95%
Total	100.00%	100.00%
Weighted average remaining term (years)	19.4	19.7
Modeled prepayment speed	8.37%	9.41%
Decline in fair value due to a 10% adverse change	$(161)	$(181)
Decline in fair value due to a 20% adverse change	(315)	(353)
Weighted average discount rate	12.63%	13.25%
Decline in fair value due to a 10% adverse change	$(232)	$(242)
Decline in fair value due to a 20% adverse change	(447)	(466)
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

Information about the asset quality of SBA loans serviced by the Company is shown in the table below.

	June 30, 2016			Net Charge-offs for the Six Months Ended June 30, 2016
SBA loans serviced	Unpaid Principal Balance
		Delinquent (days)
(in thousands)		30 to 89	90+
Serviced for others	$278,596	$1,229	$3,928	$387
Held-for-sale	9,413	—	—	—
Held-for-investment	144,237	—	5,591	101
Total SBA loans serviced	$432,246	$1,229	$9,519	$488
Loans serviced for others are not included in the consolidated statements of financial condition as they are not assets of the Company.
Indirect Automobile Loans
The Company purchases, on a nonrecourse basis, consumer installment contracts secured by new and used vehicles purchased by consumers from franchised motor vehicle dealers and select independent dealers. A portion of the indirect automobile loans is sold with servicing retained and the Company receives servicing fees. During the three months ended June 30, 2016 and 2015, the Company sold $176.0 million and $177.8 million in indirect automobile loans, respectively. During the six months ended June 30, 2016 and 2015, the Company sold $347.8 million and $397.6 million in indirect automobile loans, respectively.
The gain on loan sales and servicing fees are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from indirect lending activities. During the three months ended June 30, 2016 and 2015, the Company recorded gains on sales of indirect automobile loans of $3.2 million and $3.5 million, respectively. During the six months ended June 30, 2016 and 2015, the Company recorded gains on sales of indirect automobile loans of $6.1 million and $7.9 million, respectively. During the three months ended June 30, 2016 and 2015, the Company recorded servicing fees of $2.3 million and $2.1 million, respectively. During the six months ended June 30, 2016 and 2015, the Company recorded servicing fees of $4.3 million and $3.9 million, respectively.
The table below is an analysis of the activity in the Company’s indirect automobile loan servicing rights:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Indirect automobile loan servicing rights
Beginning carrying value	$7,504	$4,825	$6,820	$3,305
Additions	1,402	1,518	2,699	3,379
Amortization	(732)	(502)	(1,345)	(843)
Ending carrying value	$8,174	$5,841	$8,174	$5,841
The Company has not recorded impairment on its indirect automobile loan servicing rights.
The fair value of the indirect automobile loan servicing rights, key metrics, and the sensitivity of the fair value to adverse changes in model inputs and/or assumptions are summarized below.

($ in thousands)	June 30, 2016	December 31, 2015
Indirect loan servicing rights
Fair value	$8,401	$9,803
Composition of loans serviced for others:
Fixed-rate	100.00%	100.00%
Adjustable-rate	—%	—%
Total	100.00%	100.00%
Weighted average remaining term (years)	4.9	5.0
Modeled prepayment speed	20.88%	20.88%
Decline in fair value due to a 10% adverse change	$(234)	$(322)
Decline in fair value due to a 20% adverse change	(457)	(627)
Weighted average discount rate	6.16%	6.87%
Decline in fair value due to a 10% adverse change	$(71)	$(109)
Decline in fair value due to a 20% adverse change	(141)	(215)
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
Information about the asset quality of the indirect automobile loans serviced by the Company is shown in the table below.

	June 30, 2016			Net Charge-offs for the Six Months Ended June 30, 2016
Indirect automobile loans serviced	Unpaid Principal Balance
		Delinquent (days)
(in thousands)		30 to 89	90+
Serviced for others	$1,219,909	$2,162	$1,069	$1,192
Held-for-sale	150,000	—	—	—
Held-for-investment	1,512,406	2,570	1,278	751
Total indirect automobile loans serviced	$2,882,315	$4,732	$2,347	$1,943
Loans serviced for others are not included in the consolidated statements of financial condition as they are not assets of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis reviews important factors affecting our financial condition at June 30, 2016 compared to December 31, 2015, and compares the results of operations for the three and six months ended June 30, 2016 and 2015. These comments should be read in conjunction with our consolidated financial statements and accompanying notes appearing in this Quarterly Report on Form 10-Q and the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2015. All percentage and dollar variances noted in the following analysis are calculated from the balances presented in the accompanying consolidated financial statements.
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
These risks, trends and events include but are not limited to the following: (1) risks associated with our loan portfolio, including difficulties in maintaining quality loan growth, greater loan losses than historic levels, the risk of an insufficient allowance for loan losses, expenses associated with managing nonperforming assets, our ability to maintain and service relationships with automobile dealers and indirect automobile loan purchasers, and our ability to profitably manage changes in our indirect automobile lending operations; (2) risks associated with global, general, and local economic and business conditions, including economic recession or depression, the pace, consistency, and extent of recovery of values and activity in the residential housing and commercial real estate markets of the Atlanta metropolitan area as well as the Savannah, Georgia, Birmingham, Alabama and eastern, central, and northern Florida markets; (3) expectations of and actual timing and amount of interest rate movements, including the slope and shape of the yield curve, which can have a significant impact on a financial services institution; (4) market and monetary fluctuations, including fluctuations in mortgage markets; (5) inflation or deflation; (6) risks associated with government regulation and programs, uncertainty with respect to future governmental economic and regulatory measures, new regulatory requirements imposed by the Consumer Financial Protection Bureau (“CFPB”), new regulatory requirements for residential mortgage loan services, and numerous legislative proposals to further regulate the financial services industry, the impact of, and adverse changes in, the governmental regulatory requirements affecting us, and changes in political, legislative and economic conditions; (7) the ability to maintain adequate liquidity and sources of liquidity; (8) our ability to maintain sufficient capital and to raise additional capital; (9) the accuracy and completeness of information from customers and our counterparties; (10) the effectiveness of our controls and procedures; (11) our ability to attract and retain skilled people; (12) greater competitive pressures among financial institutions in our market areas; (13) failure to achieve the revenue increases expected to result from our investments in our growth strategies, including our branch additions and in our transaction deposit, trust and lending businesses; (14) the volatility and trading volume of our common stock, and our ability to pay dividends; (15) the impact of dilution on our common stock; (16) risks related to acquisitions; (17) compliance with certain requirements under our loss share agreements with the Federal Deposit Insurance Corporation (“FDIC”); (18) risks associated with technological changes and the possibility of cyberfraud; (19) risks associated with adverse weather events in the geographic markets in which we operate; (20) our reliance on financial models and the accuracy of such financial models; and (21) our reliance on third party vendors.
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

	As of or for the Three Months Ended			As of or for the Six Months Ended
($ in thousands, except per share data)	June 30, 2016	March 31, 2016	June 30, 2015	June 30, 2016	June 30, 2015
INCOME STATEMENT DATA:
Interest income	$36,806	$34,292	$27,516	$71,098	$54,002
Interest expense	4,963	4,998	3,502	9,961	6,447
Net interest income	31,843	29,294	24,014	61,137	47,555
Provision for loan losses	3,128	500	(182)	3,628	(74)
Noninterest income	29,971	24,886	36,695	54,857	68,733
Noninterest expense	48,125	46,558	41,165	94,683	79,800
Net income	6,645	4,541	12,451	11,186	23,141
PERFORMANCE:
Earnings per common share - basic	$0.26	$0.19	$0.58	$0.45	$1.08
Earnings per common share - diluted	0.26	0.18	0.54	0.44	1.00
Book value per common share	$13.17	$12.96	$12.90	$13.17	$12.90
Tangible book value per common share	12.60	12.40	12.70	12.60	12.70
Cash dividends paid per common share	$0.12	$0.12	$0.10	$0.24	$0.19
Return on average assets	0.64%	0.46%	1.55%	0.55%	1.48%
Return on average shareholders' equity	8.07%	5.90%	17.97%	7.03%	17.11%
Net interest margin	3.31%	3.25%	3.24%	3.29%	3.30%
END OF PERIOD BALANCE SHEET SUMMARY:
Total assets	$4,281,927	$4,101,499	$3,374,938	$4,281,927	$3,374,938
Earning assets	3,860,181	3,683,411	3,118,065	3,860,181	3,118,065
Loans, excluding loans held-for-sale	3,190,707	3,092,632	2,411,143	3,190,707	2,411,143
Total deposits	3,569,606	3,421,448	2,639,248	3,569,606	2,639,248
Shareholders' equity	335,870	329,778	285,946	335,870	285,946
Assets serviced for others	8,699,107	8,336,541	7,292,561	8,699,107	7,292,561
DAILY AVERAGE BALANCE SHEET SUMMARY:
Total assets	$4,207,171	$3,942,683	$3,228,867	$4,076,575	$3,163,834
Earning assets	3,804,751	3,639,236	2,980,741	3,694,547	2,920,121
Loans, excluding loans held-for-sale	3,161,676	3,023,312	2,361,146	3,094,142	2,330,140
Total loans	3,590,929	3,370,645	2,778,117	3,482,436	2,717,672
Total deposits	3,470,966	3,212,691	2,624,412	3,344,868	2,577,958
Shareholders' equity	331,056	308,952	277,961	320,004	272,790
Assets serviced for others	8,480,382	8,162,343	7,104,630	8,321,362	6,924,423
ASSET QUALITY RATIOS:
Net charge-offs/(recoveries), annualized to average loans	0.25%	(0.20)%	(0.03)%	0.12%	0.13%
Allowance to period-end loans	0.88%	0.86%	0.97%	0.88%	0.97%
Nonperforming assets to total loans, ORE and repossessions	1.66%	2.03%	2.01%	1.66%	2.01%
Allowance to nonperforming loans, ORE and repossessions	0.53x	0.42x	0.48x	0.53x	0.48x
SELECTED RATIOS:
Loans to total deposits	89.39%	90.39%	91.36%	89.39%	91.36%
Average total loans to average earning assets	94.38%	92.62%	93.20%	94.26%	93.07%
Noninterest income to revenue	44.88%	42.05%	57.15%	43.55%	56.00%
Leverage ratio	8.46%	8.88%	9.77%	8.46%	9.77%
Common equity tier 1 capital	8.18%	8.25%	8.96%	8.18%	8.96%
Tier 1 risk-based capital	9.35%	9.47%	10.46%	9.35%	10.46%
Total risk-based capital	12.06%	12.21%	13.71%	12.06%	13.71%
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

Our franchise primarily spans the metropolitan Atlanta, Jacksonville, Orlando, and Sarasota-Bradenton, Florida markets. We also conduct indirect automobile lending, residential mortgage lending and SBA lending activities in thirteen states.
During 2016 and 2015, we have continued to expand our footprint and customer base with the opening of additional offices to support retail banking, mortgage lending, and indirect automobile lending activities including the commencement of indirect automobile lending activities in Oklahoma, expansion of mortgage lending activities into North and South Carolina, the expansion of our retail branch network in Georgia and northern, eastern and central Florida through acquisitions, and de novo branch openings. Trust and wealth management began operations in July 2014 and continues to grow.
On March 1, 2016, we completed our acquisition of American Enterprise Bankshares, Inc. (“AEB”), the holding company for American Enterprise Bank of Florida, headquartered in Jacksonville, Florida. We acquired AEB for $22.8 million. AEB shareholders received 0.299 shares of Fidelity common stock for each share of AEB common stock, resulting in the issuance of 1,470,068 common stock shares of Fidelity common stock. Under the terms of the acquisition agreement, AEB merged with and into the Company and American Enterprise Bank of Florida merged with and into Fidelity Bank. With this acquisition, we added approximately $208.8 million in assets, $147.4 million in loans, and $181.8 million in deposits and expanded and strengthened its retail branch footprint by adding two branches in the Jacksonville, Florida area.
In addition to the AEB acquisition, since June 30, 2015, we added $280.8 million in assets, including $144.8 million in loans and $266.4 million in deposits and seven branches in October 2015 from The Bank of Georgia FDIC-assisted acquisition and $151.7 million in assets, including $29.7 million in loans and $151.1 million in deposits, in the acquisition of eight branches from First Bank in September 2015.
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
We derive approximately half of our revenues from noninterest income sources such as service charges on loan and deposit accounts, fees on other products and services and income from mortgage banking, indirect automobile, and SBA activities. The majority of the noninterest income earned from these sources is generated from gains on sales of loans including recognition of loan servicing on the majority of loans sold. The retained servicing obligation generates servicing revenue over the life of the loans sold. The revenue generated from gains on sales of loans and related servicing is partially offset by amortization and possible impairment of the related servicing rights. Servicing rights are amortized in proportion to the estimated future servicing income on the underlying loans sold. Impairment on servicing rights is recorded based on changes in the estimated and actual prepayment speeds and default rates and losses on the underlying loans sold. During the first half of 2016, higher than normal impairment on mortgage servicing rights has been recorded as part of noninterest income from mortgage banking activities. While the impairment charges have been significant, we expect the impact to be partially offset in the near term by an increase in refinance loan production driven by falling mortgage rates in the fallout of the June 2016 “BREXIT” decision.
A portion of our profitability, as with other financial institutions, is dependent upon net interest income, which is the difference between the interest we receive on interest-earning assets, such as loans and securities, and the interest we pay on interest-bearing liabilities, principally deposits and borrowings. Our net interest margin is affected by prevailing interest rates, nonperforming assets and competition among financial institutions for loans and deposits.
We continue to attract new customer relationships, and talented and experienced bankers to support our growth. During 2016, we have made significant progress in integrating and leveraging our recent acquisitions and continued expansion. We are also continuing to focus on asset quality, revenue growth, deposit growth and quality loan growth at a well-maintained capital level.
Financial Performance
We recorded net income for the three months ended June 30, 2016 of $6.6 million compared to $12.5 million for the same period in 2015, a decrease of $5.8 million, or 46.6%. For the six months ended June 30, 2016, we recorded net income of $11.2 million compared to $23.1 million for the same period in 2015, a decrease of $12.0 million, or 51.7%.
Basic and diluted earnings per common share for the three months ended June 30, 2016 were $0.26 and $0.26, respectively, compared to $0.58 and $0.54, respectively, for the same period last year. For the six months ended June 30, 2016, the basic and diluted earnings per common share were $0.45 and $0.44, respectively, compared to $1.08 and $1.00 for the six months ended June 30, 2015.
The year over year decrease in three month and six month net income was primarily the result of a $5.3 million and $11.9 million or 21.7% and 25.9% decrease in noninterest income from mortgage banking activities, a $3.6 million and $8.2 million, or 18.1% and 21.2%, increase in salaries and employee benefits, offset by a $7.8 million and $13.6 million or 32.6% and 28.6% increase in net interest income.

For the three and six months ended June 30, 2016, there was a much larger than usual mortgage servicing rights impairment charge of $8.6 million and $13.2 million, respectively, an increase of $4.7 million and $13.4 million, as compared to the same periods in 2015. The charges were recorded to reflect lower average market interest rates and subsequently higher prepayment speeds due to the volatile interest rate environment and uncertain global economic conditions. Year over year, gross servicing rights continued to increase as residential mortgage, SBA, and indirect loan sales remained strong.
Salaries and benefits increased by $3.6 million and $8.2 million, or 18.1% and 21.2%, for the quarter and six months ended June 30, 2016, as compared to the same periods in 2015 as the Bank continued its strategy of increasing its footprint across a larger geographic area, through acquisitions and organic growth. Approximately $2 million of the increase occurred due to a year over year increase of 173 in the FTE count and annual cost of living adjustments. Also included in the increase in salaries and benefits is a $1.4 million and $2.3 million increase in the quarter and year to date, respectively, as compared to the same period in the prior year, of employer taxes and employee benefits, the majority of which resulted from an increase in medical premiums, representing an increase in both number of employees and the increased cost of employer-paid benefits.
Commissions increased by $919,000 and $1.0 million, or 11.8% and 7.1%, for the quarter and six months ended June 30, 2016 due to increases in mortgage loan production.
The increase in occupancy expense of $559,000 and $1.5 million, or 16.2% and 21.1%, for the quarter and six months ended June 30, 2016, respectively, as compared to the same periods in 2015 was a result of increases in depreciation expense, small equipment purchases, property taxes and utilities expenses, primarily due to increased expenses associated with new branches, both through acquisitions and organic growth.
Other noninterest expense increased by $1.8 million and $4.0 million, or 19.7% and 21.6%, for the quarter and six months ended June 30, 2016 compared to comparable prior year periods, primarily due to increased expenses associated with new branches and acquisitions. Of this increase, professional fees increased by $784,000 and $2.1 million, primarily due to outside services contracted for maintenance and operations and legal fees for mergers and acquisitions.
On a linked-quarter basis, noninterest expense increased by $1.6 million, or 3.4%, primarily due to a $2.5 million, or 39.9% increase in commissions as mortgage loan production increased by $244.3 million, or 42.8%. This increase was partially offset by a reduction of approximately $700,000 in acquisition-related expenses, following the completion of The Bank of Georgia system conversion in late March. Noninterest expense for the second quarter includes approximately $400,000 in noncontinuing acquisition costs related to the AEB system conversion which was completed in late July 2016.
Results of Operations
Net Interest Income
Interest Income
Interest income was $36.8 million and $71.1 million for the quarter and the six months ended June 30, 2016, an increase of $9.3 million and $17.1 million, or 33.8% and 31.7%, respectively, as compared to the same periods in 2015. Year over year, the increase in average loans for the quarter and six months was $812.8 million and $764.8 million, or 29.3% and 28.1%, respectively, which was the primary reason for the increase in interest income.
The yield on loans increased by 13 and 9 basis points for the quarter and six months, respectively. Excluding the accretable discount on acquired loans, the yield on loans decreased by 4 and 16 basis points for the quarter and six months, respectively, as new loans were originated at lower yields over the previous twelve months.
On a linked-quarter basis, interest income increased by $2.5 million, or 3 basis points, primarily due to the increase in average loans during the quarter of $220.3 million, or 6.5%. Excluding the accretable discount on acquired loans, the yield on loans was relatively flat, increasing by 1 basis point.
Interest Expense
Interest expense was $5.0 million and $10.0 million for the three and six months ended June 30, 2016, an increase of $1.5 million and $3.5 million or 41.7% and 54.5%, respectively, as compared to the same periods in 2015, primarily due to the issuance of $75.0 million in subordinated debt in May of 2015. The subordinated debt bears interest at a fixed rate of 5.875%, which resulted in an additional $735,000 and $1.8 million in expense for the quarter and six months ended June 30, 2016, respectively, as compared to the same periods in the prior year. This increase was partially offset by lower funding costs on interest-bearing deposits as maturing time deposits have repriced at lower rates compared to the prior year.
The majority of the remaining increases in interest expense for the quarter and six months occurred due to the year over year increase of $581.0 million, or 29.2%, in interest-bearing deposits.
On a linked-quarter basis, interest expense was flat, decreasing by $35,000, or 0.7%.
Net Interest Margin

The net interest margin was 3.31% and 3.29% for the three and six months ended June 30, 2016, as compared to 3.25% and 3.31% for the same periods in 2015, respectively. The increase of 6 basis points for the quarter resulted from an increase of 11 basis points in the yield on earning assets, partially offset by a 7 basis point increase in the cost of funds. The overall cost of funds increased due to the $75 million subordinated debt issuance in May 2015 which bear interest at a rate of 5.875%, despite a decrease in the cost of interest-bearing deposits of 4 basis points.
The net interest margin decreased slightly for the six months ended June 30, 2016 as six months of interest expense was recognized in 2016 from the subordinated debt issuance as compared to one month in the same period in 2015. Excluding the accretable discount on acquired loans, the net interest margin for the quarter and six months ended June 30, 2016 was 3.11% and 3.29%, respectively, a decrease of 10 and 26 basis points compared to the same periods in the prior year as new loans, on average, were originated at lower yields over the previous twelve months and the subordinated debt issuance previously described contributed to a net increase in the cost of funds.
For the quarter and six months, net interest income (tax equivalent) rose to $32.0 million and $61.4 million, or an increase of 32.5% and 28.2%, respectively, as compared to $24.1 million and $47.9 million for the same periods in 2015. The increase in net interest income was primarily the result of an increase of 30.2% and 28.6% in interest earning assets for the quarter and six months, compared to the same periods in 2015, due to a combination of organic growth and acquisitions previously described.
On a linked-quarter basis, the net interest margin increased by 6 basis points, primarily due to higher yields on acquired loans as well as a reduction in rates paid on deposits. Excluding the accretable discount on acquired loans, the net interest margin increased by 5 basis points, primarily due to the decrease in the cost of interest-bearing liabilities as a result of lower rates paid on maturing time deposits.

Average Balances, Interest and Yields (Unaudited)

	For the Three Months Ended
	June 30, 2016			June 30, 2015
($ in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans, net of unearned income(1)	$3,590,929	$35,304	3.95%	$2,778,117	$26,438	3.82%
Investment securities(1)	190,184	1,502	3.18%	159,734	1,174	2.95%
Other earning assets	99,037	118	0.48%	42,890	14	0.13%
Total interest-earning assets	3,880,150	36,924	3.83%	2,980,741	27,626	3.72%
Noninterest-earning assets:
Cash and due from banks	29,956			14,577
Allowance for loan losses	(26,674)			(23,774)
Premises and equipment, net	88,070			61,821
Other real estate	19,481			18,342
Other assets	216,188			176,748
Total assets	$4,207,171			$3,228,455

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand	$1,129,179	$723	0.26%	$843,226	$495	0.24%
Savings	355,801	283	0.32%	301,599	247	0.33%
Time deposits	1,053,538	2,205	0.84%	829,120	1,941	0.94%
Total interest-bearing deposits	2,538,518	3,211	0.51%	1,973,945	2,683	0.55%
Other borrowings	244,944	311	0.51%	224,429	161	0.29%
Subordinated debt	120,372	1,441	4.81%	73,179	658	3.61%
Total interest-bearing liabilities	2,903,834	4,963	0.69%	2,271,553	3,502	0.62%
Noninterest-bearing liabilities and shareholders' equity:
Demand deposits	932,448			650,467
Other liabilities	39,833			28,474
Shareholders' equity	331,056			277,961
Total liabilities and shareholders’ equity	$4,207,171			$3,228,455
Net interest income/spread		$31,961	3.14%		$24,124	3.10%
Net interest margin			3.31%			3.25%

(1)	Interest income includes the effect of taxable equivalent adjustment using a 35% tax rate

	For the Six Months Ended
	June 30, 2016			June 30, 2015
($ in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans, net of unearned income(1)	$3,482,435	$68,309	3.94%	$2,717,672	$51,871	3.85%
Investment securities(1)	187,921	2,835	3.03%	162,082	2,420	3.01%
Other earning assets	84,800	185	0.44%	40,367	26	0.13%
Total interest-earning assets	3,755,156	71,329	3.82%	2,920,121	54,317	3.75%
Noninterest-earning assets:
Cash and due from banks	29,243			14,942
Allowance for loan losses	(26,863)			(24,512)
Premises and equipment, net	85,315			61,402
Other real estate	19,688			20,270
Other assets	214,036			171,361
Total assets	$4,076,575			$3,163,584

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand	$1,090,730	$1,417	0.26%	$828,113	$947	0.23%
Savings	357,972	588	0.33%	305,475	502	0.33%
Time deposits	1,035,611	4,471	0.87%	816,132	3,726	0.92%
Total interest-bearing deposits	2,484,313	6,476	0.52%	1,949,720	5,175	0.54%
Other borrowings	248,152	605	0.49%	226,888	338	0.30%
Subordinated debt	120,355	2,880	4.81%	59,817	934	3.15%
Total interest-bearing liabilities	2,852,820	9,961	0.70%	2,236,425	6,447	0.58%
Noninterest-bearing liabilities and shareholders' equity:
Demand deposits	860,555			628,238
Other liabilities	43,196			26,131
Shareholders' equity	320,004			272,790
Total liabilities and shareholders’ equity	$4,076,575			$3,163,584
Net interest income/spread		$61,368	3.12%		$47,870	3.17%
Net interest margin			3.29%			3.31%

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
The provision for loan losses was $3.1 million and $3.6 million for the three and six months ended June 30, 2016, respectively, compared to a provision expense of $182,000 and $74,000 for the same periods in 2015. The loan portfolio held for investment experienced organic growth of $98.1 million during the quarter while the trend in historical net charge-offs has been low. Recoveries in the prior year partially offset the provision for loan losses required as a result of portfolio growth.
On a linked-quarter basis, the provision for loan losses increased by $2.6 million, mainly as a result of mainly as a result of net charge-offs of specific reserves in the commercial portfolio in the second quarter as a result of portfolio growth.
The following schedule summarizes the changes in the allowance for loan losses for the periods indicated.

	As of or for the Six Months Ended June 30,
($ in thousands)	2016	2015
Balance at beginning of period	$26,464	$25,450
Net (charge-offs)/recoveries:
Commercial	(869)	(772)
Construction	797	772
Consumer	(1,650)	(1,411)
Mortgage	(161)	(57)
Total net charge-offs	(1,883)	(1,468)
Decrease in FDIC indemnification asset	(172)	(483)
Provision for loan losses(1)	3,628	(74)
Balance at end of period	$28,037	$23,425
Annualized ratio of net charge-offs to average loans outstanding, net	0.12%	0.13%
Allowance for loan losses as a percentage of loans	0.88%	0.97%
Allowance for loan losses as a percentage of loans, excluding acquired loans	0.97%	0.98%
(1) Net of benefit attributable to FDIC indemnification asset
Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio at June 30, 2016.
Noninterest Income
The categories of noninterest income, and the dollar and percentage change between periods, are as follows.

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Service charges on deposit accounts	$1,433	$1,195	$238	19.9%	$2,803	$2,278	$525	23.0%
Other fees and charges	1,858	1,274	584	45.8	3,524	2,440	1,084	44.4
Mortgage banking activities	19,287	24,617	(5,330)	(21.7)	34,022	45,935	(11,913)	(25.9)
Indirect lending activities	4,782	5,031	(249)	(4.9)	9,046	11,010	(1,964)	(17.8)
SBA lending activities	1,893	1,364	529	38.8	3,127	2,295	832	36.3
Bank owned life insurance	494	500	(6)	(1.2)	948	992	(44)	(4.4)
Securities gains	200	—	200	100.0	282	—	282	100.0
Other	24	2,714	(2,690)	(99.1)	1,105	3,783	(2,678)	(70.8)
Total noninterest income	$29,971	$36,695	$(6,724)	(18.3)%	$54,857	$68,733	$(13,876)	(20.2)%
Noninterest income was $30.0 million and $54.9 million for the three and six months ended June 30, 2016, a decrease of $6.7 million and $13.9 million, respectively, or 18.3% and 20.2% as compared to the same periods in 2015. primarily due to a net decrease in mortgage banking activities of $5.3 million and $11.9 million, respectively. Higher than usual non-cash MSR impairment charges were partially offset by increased mortgage production revenue. The remainder of the decrease in total noninterest income is primarily attributable to a $1.6 million and $1.4 million decrease in gains in ORE sales included as part of other income for the quarter and six months ended June 30, 2016, respectively, partially offset by an increase in income from SBA lending activities and service charges and fees on loan and deposit accounts as the base of customer accounts has continued to grow organically and through acquisitions.
Mortgage Banking Activities
Mortgage production income (defined as marketing gains and origination points and fees) increased by $6.0 million and $1.7 million, or 28.9% and 3.9%, for the quarter and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, as all components experienced increases. Total mortgage production for the quarter was $815.1 million, an increase of $26.6 million, or 3.4%, as compared to the prior year. Mortgage production for the six months was approximately $1.4 billion in both years. Production growth during the quarter is the result of seasonal boosts, as well as an increase in loan volume per loan originator.
Production margins for the quarter increased as higher margin product sales increased, primarily due to changing product mix. Low margin jumbo product sales decreased from 14.5% to 10.8% of total production for the second quarter of 2016 and 2015, respectively. Higher margin FHA/VA/USDA product sales increased from the same quarter a year ago. In addition, production of lower margin wholesale loans decreased as we made the decision to exit the low margin, higher risk wholesale production channel during the second quarter of 2016. While this move will affect near term production projections compared to recent quarters, the impact on production volume, revenue and profitability should be minimal as wholesale lending has been less than 10% of total production in recent quarters. In the long run, this decision will result in the reallocation of resources to higher return activities. Wholesale lending requires significant volume and scale to realize meaningful net income.
Mortgage servicing revenue increased by $869,000 and $1.7 million, or 23.1% and 23.2%, for the quarter and six months, respectively, as compared to the same periods in 2015, as the portfolio of mortgage loans serviced for others increased from $5.9 billion to $7.2 billion year over year.
As noted earlier, higher than usual non-cash MSR impairment charges of $8.6 million and $13.3 million were recorded for the quarter and six months ended June 30, 2016, respectively, an increase of $4.7 million and $13.4 million, as compared to the same periods in 2015.
On a linked-quarter basis, noninterest income increased by $5.1 million, or 20.4%, primarily due to an increase in income from mortgage banking activities of $4.6 million, which was largely driven by higher mortgage production income and servicing revenue, partially offset by higher than normal MSR impairment charges recorded during the quarter. The remainder of the increase is due to higher income from indirect and SBA lending activities during the quarter.
Mortgage production income and servicing revenue was $31.5 million for the quarter, an increase of $8.8 million, or 38.8%, as compared to the prior quarter. The primary driver of this change was an increase in marketing gains of $7.6 million, or 50.0%, while origination points and fees were $1.1 million, or 36.1%, higher for the quarter. The primary cause of the increase in marketing gains was the increase in loan sales for the quarter of $165.1 million, or 30.1%, primarily due to increased seasonal loan production. Total mortgage production was $815.1 million for the quarter, an increase of $244.3 million, or 42.8%, from the prior quarter. Retail production grew by $251.0 million, or 47.9%, and comprised 95.1% of total production, while wholesale production for the quarter decreased by $6.7 million. In addition, production margins increased from the previous quarter.
Partially offsetting the increase in mortgage revenues was an increase of $3.9 million in MSR impairment charges for the quarter. While impairment charges recorded in 2016 have been significant, management projects the impact to be partially offset by the surge in refinance activity due to falling mortgage rates in the fallout of the June 2016 “BREXIT” decision. The volume of interest rate lock commitments issued by the Bank in June for retail mortgage lending hit an all-time high, and issued lock commitments in July remain elevated and above recent trends. The pipeline of loans to be sold at June 30, 2016 was up approximately 7.6% from the same period last year.
Noninterest Expense
The categories of noninterest expense, and the dollar and percentage change between periods, are as follows.

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Salaries and employee benefits	$23,229	$19,668	$3,561	18.1%	$46,652	$38,490	$8,162	21.2%
Commissions	8,713	7,794	919	11.8%	14,943	13,954	989	7.1%
Occupancy, net	4,013	3,454	559	16.2%	8,397	6,936	1,461	21.1%
Communication	1,217	1,102	115	10.4%	2,345	2,050	295	14.4%
Other	10,953	9,147	1,806	19.7%	22,346	18,370	3,976	21.6%
Total noninterest expense	$48,125	$41,165	$6,960	16.9%	$94,683	$79,800	$14,883	18.7%
Noninterest expense was $48.1 million and $94.7 million, respectively, for the three and six months ended June 30, 2016, an increase of $7.0 million and $14.9 million, or 16.9%, and 18.7%, as compared to the same periods in 2015. The increase in noninterest expense for the quarter and year to date was mostly attributable to an increase in expenses associated with acquisitions as well as organic growth. The increase in noninterest expense compared to the prior year is mostly attributable to an increase in expenses associated with organic growth as well as acquisitions. Non continuing acquisition costs of approximately $400,000 and $1.5 million were included in noninterest expenses for the quarter and six months, respectively, with nominal acquisition costs for the same periods in 2015.
Salaries and benefits increased by $3.6 million and $8.2 million, or 18.1% and 21.2%, for the quarter and six months ended June 30, 2016, as compared to the same periods in 2015 as the Bank continued its strategy of increasing its footprint across a larger geographic area, through acquisitions and organic growth. Approximately $2 million of the increase occurred due to a year over year increase of 173 in the FTE count and annual cost of living adjustments. Also included in the increase in salaries and benefits is a $1.4 million and $2.3 million increase in the quarter and year to date, as compared to the same period in the prior year, of employer taxes and employee benefits, the majority of which resulted from an increase in medical premiums, representing an increase in both number of employees and the increased cost of employer-paid benefits.
Commissions increased by $919,000 and $1.0 million, or 11.8% and 7.1%, for the quarter and six months ended June 30, 2016, compared to the comparable prior year periods due to increases in mortgage loan production.
The increase in occupancy expense of $559,000 and $1.5 million, or 16.2% and 21.1%, for the quarter and six months ended June 30, 2016, respectively, as compared to the same periods in 2015 was a result of increases in depreciation expense, small equipment purchases, property taxes and utilities expenses, primarily due to increased expenses associated with new branches, both through acquisitions and organic growth.
Other noninterest expense increased by $1.8 million and $4.0 million, or 19.7% and 21.6%, for the quarter and six months ended June 30, 2016 compared to comparable prior year periods, primarily due to increased expenses associated with new branches and acquisitions. Of this increase, professional fees increased by $784,000 and $2.1 million, primarily due to outside services contracted for maintenance and operations and legal fees for mergers and acquisitions.
On a linked-quarter basis, noninterest expense increased by $1.6 million, or 3.4%, primarily due to a $2.5 million, or 39.9%, increase in commissions as mortgage loan production increased by $244.3 million, or 42.8%. This increase was partially offset by a reduction of approximately $700,000 in acquisition-related expenses, following the completion of The Bank of Georgia system conversion in late March. Noninterest expense for the second quarter includes approximately $400,000 in noncontinuing acquisition costs related to the AEB system conversion which was completed in late July 2016.
Income Tax Expense
Income tax expense was $3.9 million and $6.5 million for the three and six months ended June 30, 2016, a decrease of $3.4 million, or 46.2%, and $6.9 million, or 51.6%, as compared to the same periods in 2015. The primary driver of the changes in expense between periods was a decrease in the level of pre-tax income reported for each period, partially offset by an increase in the effective tax rate as a result of lower favorable permanent differences due to nondeductible merger expenses incurred in 2016 related to the AEB acquisition. The effective tax rate for the three and six months ended June 30, 2016 was 37.1% and 36.7%, as compared to 36.9% and 36.7% for the same periods in the prior year.
Financial Condition
Total assets at June 30, 2016 grew to $4.3 billion, an increase of $432.9 million, or 11.2%, compared to December 31, 2015, primarily as a result of organic loan growth as well as assets added from the AEB acquisition.
On March 1, 2016, the Company acquired American Enterprise Bankshares, Inc. (“AEB”), the holding company for American Enterprise Bank of Florida, a Jacksonville, Florida-based community bank. AEB merged with and into the Company and American Enterprise Bank of Florida merged with and into Fidelity Bank. With this acquisition, the Company added approximately $208.8 million in assets, including $40.7 million in cash and securities, $147.4 million in loans, and $181.8 million in deposits, $7.1 million in premises and equipment, $13.3 million in other assets consisting primarily of $1.3 million in core deposit intangible, $5.9 million in deferred tax assets and $5.2 million in goodwill. The Company projects cost savings will be recognized in future periods once the conversion and integration activities related to the acquisition are completed.
In addition to the AEB acquisition, since June 30. 2015, the Company added $280.8 million in assets, including $144.8 million in loans and $266.4 million in deposits and seven branches in October 2015 from The Bank of Georgia FDIC-assisted acquisition and $151.7 million in assets, including $29.7 million in loans and $151.1 million in deposits, in the acquisition of eight branches from First Bank in September 2015.
The Company accounts for its acquisitions as business combinations. As such, the purchase price for each acquisition has been allocated to the fair value of the assets acquired and liabilities assumed as of the acquisition date.

Loans
Total loans held for investment grew to $3.2 billion at June 30, 2016, an increase of $293.8 million and $779.6 million, or 10.1% and 32.3%, compared to December 31, 2015 and June 30, 2015, respectively. These increases were primarily the result of acquisitions and organic growth. The year over year increase is comprised of organic growth of $457.8 million and $321.8 million in loans added through acquisitions, with the majority of the increase in acquired loans coming from the acquisition of $200.6 million in commercial loans. The Bank continues to generate new business and leverage its expansion through acquisitions.
The majority of the increase in the portfolio during the quarter occurred in the consumer loan portfolio, including indirect automobile and installment loans, which grew by $57.4 million and $265.3 million, or 3.8% and 20.5%, during the quarter and year over year, respectively. Year over year, $257.5 million of the increase was related to organic growth, mainly in the indirect automobile portfolio as a result of strong auto loan production. In addition, $7.8 million in consumer loans were added as the result of acquisitions.
Construction loans grew by $17.5 million and $70.8 million, or 8.7% and 48.2%, during the quarter and year over year, respectively, as the market for builder loans continues to improve and the customer base has expanded in both Georgia and Florida. Mortgage loans, including first mortgages and home equity lines of credit, increased by $16.2 million and $174.8 million, or 3.5% and 58.7%, for the quarter and year over year, respectively. Year over year, $75.7 million in mortgage loans were added from acquisitions. The primary driver of organic loan growth in the mortgage portfolio has been the Bank's increased focus on portfolio lending as staff have been added and sales efforts have increased on products to grow the mortgage portfolio.
Loan Servicing Rights
Although gross servicing rights have continued to increase with strong residential mortgage, SBA and indirect auto loan sales, net servicing rights decreased during the quarter by $4.1 million, or 4.9%, as MSR impairment charges recorded in the last two quarters have been much larger than usual. The Bank recorded $8.6 million and $13.2 million in MSR impairment during the quarter and six months ended June 30, 2016, respectively, an increase of $11.2 million and $13.4 million, as compared to the same periods in 2015. The increase in impairment is primarily related to an increase in estimated future prepayment speeds, and subsequently a decrease in the estimated remaining life of the servicing income, of the underlying loans serviced for others, due to the decrease in market interest rates.

Asset Quality
The following schedule summarizes our asset quality at the periods indicated.

($ in thousands)	June 30, 2016	December 31, 2015	June 30, 2015
NONPERFORMING ASSETS
Nonaccrual loans	$33,435	$27,128	$30,756
Loans past due 90 days or more and still accruing	—	1,284	836
Repossessions	1,067	1,561	1,041
Other real estate (ORE)	18,621	18,677	16,070
Nonperforming assets	$53,123	$48,650	$48,703
NONPERFORMING ASSET RATIOS
Loans 30-89 days past due	$6,705	$9,353	$3,653
Loans 30-89 days past due to loans	0.21%	0.32%	0.15%
Loans past due 90 days or more and still accruing to loans	—%	0.04%	0.03%
Nonperforming assets to loans, ORE, and repossessions	1.65%	1.67%	2.01%
ASSET QUALITY RATIOS
Classified Asset Ratio (1)	26.34%	29.86%	18.59%
Nonperforming loans as a % of loans	1.05%	0.98%	1.31%
ALL to nonperforming loans	99.59%	74.32%	74.15%
Net (recoveries)/charge-offs, annualized to average loans	0.25%	0.18%	(0.03)%
ALL as a % of loans	0.88%	0.91%	0.97%
CLASSIFIED ASSETS
Classified loans (2)	$78,516	$84,093	$49,561
ORE and repossessions	16,396	17,125	13,209
Total classified assets (3)	$94,912	$101,218	$62,770

(1) Classified asset ratio is defined as classified assets as a percentage of Tier 1 capital plus allowance for loan losses.
(2) Amount of SBA guarantee included	$5,007	$4,680	$5,256
(3) Classified assets include loans having a risk rating of substandard or worse, both accrual and nonaccrual, repossessions and ORE, net of loss share.
Mortgage Recourse Liability
During the last five years ended June 30, 2016, the Company has sold over 45,000 loans with a principal balance of approximately $10.9 billion. As seller, the Company has made various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance with origination criteria established by the purchasers. In the event of a breach of these representations and warranties, the Company is obligated to repurchase loans with identified defects and/or to indemnify the purchasers. Some of these conditions include underwriting errors or omissions, fraud or material misstatements, and invalid collateral values. The contractual obligation arises only when the breach of representations and warranties is discovered and repurchase/indemnification is demanded. Generally, the maximum amount the Company would be required to pay would be equal to the unpaid principal balance of such loans that are deemed to have defects that were sold to purchasers, plus accrued interest, return of the premium received at the time of the loan sale, and reimbursement of certain expenses. To date, the claims to the Company from the purchasers to be paid upon repurchase or paid because of indemnification have been insignificant. In addition, the Company’s loan sale contracts define a condition in which the borrower defaults during a short period of time as an early payment default (“EPD”). In the event of an EPD, the Company may be required to return the premium paid for the loan, pay certain administrative fees, and may be required to repurchase the loan or indemnify the purchaser unless an EPD waiver is obtained.
Management recognizes the potential risk from costs related to breaches of representations and warranties made in connection with residential loan sales and subsequent required repurchases, indemnifications, and EPD claims. As a result, the Company has established a liability to cover potential costs related to these events based on historical experience, adjusted for any risk factors not captured in the historical losses, current business volume, and known claims outstanding. The recourse liability totaled $1.4 million at June 30, 2016 and December 31, 2015. Management believes this amount is adequate for potential exposure related to loan sale indemnification, repurchase loans, and EPD claims. Management will continue to monitor the adequacy of the reserve level and may decide that further additions to the reserve are appropriate. However, there can be no assurance that the current balance of this reserve will prove sufficient to cover actual future losses.

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
Deposits
Total deposits at June 30, 2016, of $3.6 billion increased $390.1 million, or 12.3%, compared to December 31, 2015 and $930.4 million at June 30, 2015, or 35.3%, year over year, respectively. The year to date increase is attributable to growth in interest-bearing demand and money market accounts of $113.7 million, or 10.9% as well as growth in time deposits of $81.0 million, or 17.4%, compared to December 31, 2015. The year over year increase was primarily the result of $599.3 million in deposits added through acquisitions in addition to organic deposit growth.
The following table summarizes average deposit composition and average rate paid for the periods presented.

	For the Three Months Ended
	June 30, 2016			March 31, 2016			June 30, 2015
($ in millions)	Average Amount	Rate	Percent of Total Deposits	Average Amount	Rate	Percent of Total Deposits	Average Amount	Rate	Percent of Total Deposits
Noninterest-bearing demand deposits	$932.4	—%	26.9%	$787.0	—%	24.5%	$650.5	—%	24.8%
Interest-bearing demand deposits	1,129.2	0.26%	32.5%	1,051.2	0.27%	32.7%	843.2	0.24%	32.1%
Savings deposits	355.8	0.32%	10.2%	358.5	0.34%	11.2%	301.6	0.33%	11.5%
Time deposits	1,053.5	0.84%	30.4%	1,016.0	0.90%	31.6%	829.1	0.94%	31.6%
Total average deposits	$3,470.9	0.37%	100.0%	$3,212.7	0.41%	100.0%	$2,624.4	0.41%	100.0%

	For the Six Months Ended
	June 30, 2016			June 30, 2015
($ in millions)	Average Amount	Rate	Percent of Total Deposits	Average Amount	Rate	Percent of Total Deposits
Noninterest-bearing demand deposits	$860.6	—%	25.7%	$628.2	—%	24.4%
Interest-bearing demand deposits	1,090.7	0.26%	32.6%	828.1	0.23%	32.1%
Savings deposits	358.0	0.33%	10.7%	305.5	0.33%	11.8%
Time deposits	1,035.6	0.87%	31.0%	816.1	0.92%	31.7%
Total average deposits	$3,344.9	0.39%	100.0%	$2,577.9	0.40%	100.0%
The majority of the increase in deposits occurred in noninterest bearing demand deposits which grew to $995.7 million at June 30, 2016, an increase of $208.9 million and $349.3 million or 26.6% and 54.0%, compared to December 31, 2015 and June 30, 2015, respectively. Compared to December 31, 2015, the majority of the increase occurred due to increased volume in commercial business accounts, with the acquisition of AEB in March 2016 accounting for $64.4 million of the increase. Year over year, $200.1 million of the increase was related to organic growth, with $149.2 million added as the result of acquisitions. During 2016, the Bank continued its deposit marketing program, increasing the number of demand deposit accounts.
Money market and interest-bearing demand deposits grew by $113.7 million and $303.7 million, or 10.9% and 35.7%, compared to December 31, 2015 and June 30, 2015, respectively. Compared to December 31, 2015, $68.7 million was due to the AEB acquisition and $45.0 million due to organic growth. Year over year, $100.8 million of the increase was related to organic growth, with $202.9 million added as the result of acquisitions.
Average core deposits, including noninterest-bearing demand deposits, grew by $226.2 million, and $622.1 million, or 9.4% and 25.7%, compared to December 31, 2015 and June 30, 2015, particularly in commercial accounts and through the acquisition of branch deposits, year over year.
Borrowings
Short-term borrowings increased by $6.2 million, or 1.9% compared to December 31, 2015, and decreased by $87.7 million, or 28.9%, year over year, as a result of fluctuations in short-term liquidity needs which the Bank manages through short-term FHLB advances and Fed funds purchased.

Liquidity and Capital Resources
Market and public confidence in our financial strength and that of financial institutions in general largely determines the access to appropriate levels of liquidity. This confidence is significantly dependent on our ability to maintain sound credit quality and the ability to maintain appropriate levels of capital resources.
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
Sources of the Bank’s liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities; investment securities eligible for sale or pledging to secure borrowings from dealers and customers pursuant to securities sold under agreements to repurchase; loan repayments; loan sales; deposits and certain interest-sensitive deposits; brokered deposits; a collateralized line of credit at the Federal Reserve Bank of Atlanta (“FRB”) Discount Window; a collateralized line of credit from the Federal Home Loan Bank of Atlanta (“FHLB”); and borrowings under unsecured overnight Federal funds lines available from correspondent banks. The principal demands for liquidity are new loans, anticipated fundings under credit commitments to customers and deposit withdrawals. Substantially all of FSC’s liquidity is obtained from capital raises and dividends from its wholly-owned subsidiaries, LionMark Insurance Company and the Bank, which are limited by applicable law.
Management seeks to maintain a stable net liquidity position while optimizing operating results, as reflected in net interest income, the net yield on interest-earning assets and the cost of interest-bearing liabilities in particular. Our Asset Liability Management Committee (“ALCO”), which includes the CEO and senior management representatives, meets monthly to review the current and projected net liquidity positions and to review actions taken by management to achieve this liquidity objective. The Board of Directors also reviews performance against internal liquidity benchmarks on at least a quarterly basis. Managing the levels of total liquidity, short-term liquidity, and short-term liquidity sources continues to be an important and complex exercise because of the coordination of the projected mortgage, SBA and indirect automobile loan production and sales, loans held-for-sale balances, and individual loans and pools of loans sold anticipated to fluctuate during the year.
Our loans held for sale are considered highly liquid. The majority of commitments to purchase mortgage loans held-for-sale will be funded within one month of the loan closing. The majority of these loans are conforming residential mortgage loans sold to GNMA, FNMA and FHLMC. Other categories of loans held for sale include indirect automobile loans purchased from motor vehicle dealers and SBA loans.
Shareholders’ Equity
Shareholders’ equity was $335.9 million at June 30, 2016, and $301.5 million at December 31, 2015. The increase in shareholders’ equity during the six months ended June 30, 2016 was primarily attributable to the common stock issued in the AEB acquisition to AEB shareholders closed on March 1, 2016. Total consideration of $22.8 million was issued in the transaction. The net income earned during the six months of $11.2 million also increased shareholders' equity, which was partially offset by cash dividends declared on common shares during 2016 of $5.9 million.
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
At December 31, 2015, there was one warrant outstanding to purchase 1,000,000 shares of our common stock, of which 500,000 shares were exercised during the three months ended March 31, 2016. As of June 30, 2016, the warrant to exercise the additional 500,000 shares of our common stock remained outstanding; however, subsequent to June 30, 2016, the warrant was exercised for all of the remaining 500,000 shares, leaving no warrants outstanding to purchase shares of our common stock.
On April 3, 2014, we filed a shelf registration with the SEC for up to $100 million of common stock, preferred stock, warrants, or debt securities, to be issued from time to time for general corporate purposes which may include funding bank and non-bank subsidiaries, financing business expansion, or refinancing or extending the maturity of debt obligations and investments at the holding company level. As of June 30, 2016, the Company had not utilized the shelf registration.
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
In December 2010, the BCBS released its final framework for strengthening international capital and liquidity regulation, now officially identified by the BCBS as “Basel III.” Basel III, when fully phased-in, requires bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.
The Basel III final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1 capital” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations, such as deducting a much larger portion of the value of mortgage servicing rights from Tier 1 capital.
On July 2, 2013, the Federal Reserve Bank of Atlanta (“FRB”) approved the final rules implementing the BCBS's Basel III capital guidelines (“final rules”) for U.S. banking organizations. Under the final rules, minimum requirements will increase for both the quantity and quality of capital we maintain. The rules include a new CET1 capital to risk-weighted assets ratio of 4.50% and a CET1 capital conservation buffer of 2.5% of risk-weighted assets. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.00% to 6.00% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments.
On July 9, 2013, the FDIC approved, as an interim final rule, the Basel III regulatory capital requirements for U.S. banks, following the actions of the FRB. The FDIC's rule is identical in substance to the final rules issued by the FRB.
The Basel III final rules became effective for us on January 1, 2015, in which we began calculating our capital ratios in accordance with the final risk-based capital rules implementing the BSBC capital guidelines for U.S. banks. Capital ratios for FSC and the Bank are being calculated using the current phase-in applicable for 2016. Full compliance with all requirements of the new capital guidelines will be phased in over a multi-year schedule ending in 2019.
Prompt Corrective Action
In July 2013, the final rules implementing the BCBS's Basel III capital guidelines increased regulatory capital requirements of U.S. banking organizations in a manner that more closely reflected risk exposures, and brought the regulatory capital framework into compliance with Basel III. The final rules revise the level at which the Bank becomes subject to corrective action. The federal banking agencies have broad powers with which to require companies to take prompt corrective action to resolve problems of insured depository institutions that do not meet minimum capital requirements. The law establishes five capital categories for this purpose: (i) well-capitalized, (ii) adequately capitalized, (iii) undercapitalized, (iv) significantly undercapitalized, and (v) critically undercapitalized. The final rules amended the thresholds in the prompt corrective action framework to reflect the higher capital ratios required. Under the final rules, to be considered well-capitalized, an institution generally must have risk-based Total capital and Tier 1 capital ratios of at least 10% and 6%, respectively, and must not be subject to any order or written directive to meet and maintain a specific capital level for any capital measure. To be considered “adequately capitalized,” we are subject to minimum CET1, Tier 1 capital, and Total capital ratios of 4.50%, 6.00%, and 8.00%, respectively. While the prompt corrective action rules apply to banks and not bank holding companies, the FRB is authorized to take actions at the holding company level. Failure to meet applicable capital standards could subject the bank holding company or financial institution to a variety of enforcement remedies available to the federal regulatory authorities. These include limitations on the ability to pay dividends, the issuance by the regulatory authorities of a capital directive to increase capital, and the termination of deposit insurance by the FDIC. FSC is not subject to the provisions of prompt corrective action.
At June 30, 2016, the Bank’s capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents the Bank's capital ratios and the minimum regulatory requirements:

		Minimum Regulatory Requirement
	Fidelity Bank	Adequately Capitalized	Well Capitalized
Common equity Tier 1 risk-based capital ratio	8.41%	4.50%	6.50%
Tier 1 risk-based capital ratio	8.82%	6.00%	8.00%
Total risk-based capital ratio	11.83%	8.00%	10.00%
Leverage capital ratio	7.98%	4.00%	5.00%
Dividends
On July 21, 2016, we declared a cash dividend of $0.12 per share, payable on August 15, 2016, to common shareholders of record as of August 2, 2016. In April of 2016, we declared a cash dividend of $0.12 per share.
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
Market Risk
Market risk is defined as the sensitivity of income, fair value measurements and capital to changes in market rates or prices. Our primary market risk exposure is credit risk and, to a lesser extent, interest rate risk and liquidity risk. We have little or no risk related to trading accounts, commodities, or foreign exchange. Our real estate loan portfolio is subject to risks associated with the local economies of our various markets and, in particular, the regional economy of the South.
Interest rate risk, which encompasses price risk, is the exposure of a banking organization’s financial condition and earnings ability to withstand adverse movements in interest rates. Price and interest rate risks arise from the financial instruments and positions we hold including loans, mortgage servicing rights, investment securities, deposits, borrowings, and derivative financial instruments. Accepting this risk can be an important source of profitability and shareholder value; however, excessive levels of interest rate risk can pose a significant threat to assets, earnings, and capital. Accordingly, effective risk management that maintains interest rate risk at prudent levels is essential to our success.
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
Interest Rate Sensitivity
A form of interest rate sensitivity analysis referred to as equity at risk is used to measure our interest rate risk by computing estimated changes in earnings and the net present value of our cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net present value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in the market risk sensitive instruments in the event of a sudden and sustained 100, 200, 300, and

400 basis point increase or decrease in market interest rates. In addition, management reviews the impact of various yield curve scenarios on earnings and cash flows.
The most recent rate shock analysis indicated that the effects of an immediate and sustained change in rates would fall within policy parameters and approved tolerances for equity at risk and net interest income. If large downward shocks did occur from today's already low rates, increased modeled impairment may breach net income internal benchmarks.
Rate shock analysis provides only a limited, point in time view of interest rate sensitivity. The actual impact of interest rate changes upon earnings and net present value may differ from that implied by any static rate shock. In addition, net interest income and net present value under various future interest rate scenarios are affected by multiple other factors not embodied in a static rate shock, including competition, changes in the shape of the Treasury yield curve, divergent movement among various interest rate indices, and the speed with which interest rates change. Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities that are not reflected in the interest rate sensitivity analysis.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, Fidelity’s management supervised and participated in an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on, and as of the date of, that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to various legal proceedings such as claims and lawsuits arising in the course of our normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of June 30, 2016 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our business, results of operations or financial condition.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
April 2016	—	$—	—	$10,000,000
May 2016	—	—	—	10,000,000
June 2016	—	—	—	10,000,000
Total	—	$—	—	$10,000,000
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

FIDELITY SOUTHERN CORPORATION
(Registrant)
Date:	August 9, 2016	BY:	/s/ JAMES B. MILLER, JR.
James B. Miller, Jr.
Chief Executive Officer
Date:	August 9, 2016	BY:	/s/ STEPHEN H. BROLLY
Stephen H. Brolly
Chief Financial Officer