Form 10-Q
period 2016-09-30
FIDELITY SOUTHERN CORP
filed 2016-11-09
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
Commission file number 001-34981
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of October 31, 2016 (the most recent practicable date), the Registrant had outstanding 26,139,477 shares of Common Stock.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
Quarterly Report on Form 10-Q
For the Three and Nine Months Ended September 30, 2016

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
($ in thousands)	September 30, 2016	December 31, 2015
Assets
Cash and due from banks	$37,534	$19,176
Interest-bearing deposits with banks	86,375	66,957
Federal funds sold	20,000	—
Cash and cash equivalents	143,909	86,133
Investment securities available-for-sale	152,746	172,397
Investment securities held-to-maturity (fair value of $17,168 and $14,598, respectively)	16,792	14,398
Loans held-for-sale (includes loans at fair value of $291,030 and $233,525, respectively)	451,617	397,834
Loans	3,332,311	2,896,948
Allowance for loan losses	(29,737)	(26,464)
Loans, net of allowance for loan losses	3,302,574	2,870,484
Premises and equipment, net	88,510	79,629
Other real estate, net	16,926	18,677
Bank owned life insurance	69,686	66,109
Servicing rights, net	82,020	84,944
Other assets	70,831	58,458
Total assets	$4,395,611	$3,849,063
Liabilities
Deposits
Noninterest-bearing demand deposits	$976,178	$786,779
Interest-bearing deposits	2,562,730	2,392,732
Total deposits	3,538,908	3,179,511
Short-term borrowings	352,603	209,730
Subordinated debt, net	120,421	120,322
Other liabilities	35,909	38,041
Total liabilities	4,047,841	3,547,604
Shareholders’ equity
Preferred stock, no par value. Authorized 10,000,000; zero issued and outstanding	—	—
Common stock, no par value. Authorized 50,000,000; issued and outstanding 26,117,927 and 23,140,774, respectively	200,129	169,848
Accumulated other comprehensive income, net of tax	2,901	1,544
Retained earnings	144,740	130,067
Total shareholders’ equity	347,770	301,459
Total liabilities and shareholders’ equity	$4,395,611	$3,849,063
See accompanying notes to unaudited consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share data)	2016	2015	2016	2015
Interest income:
Loans, including fees	$38,481	$28,462	$106,670	$80,133
Investment securities:
Taxable interest income	1,196	1,030	3,756	3,158
Nontaxable interest income	72	78	236	255
Other	149	27	334	53
Total interest income	39,898	29,597	110,996	83,599
Interest expense:
Deposits	3,336	2,866	9,812	8,041
Other borrowings	345	179	950	517
Subordinated debt	1,454	1,415	4,334	2,349
Total interest expense	5,135	4,460	15,096	10,907
Net interest income	34,763	25,137	95,900	72,692
Provision for loan losses	2,118	1,328	5,746	1,254
Net interest income after provision for loan losses	32,645	23,809	90,154	71,438
Noninterest income:
Service charges on deposit accounts	1,530	1,230	4,333	3,508
Other fees and charges	2,305	1,327	5,829	3,767
Mortgage banking activities	30,091	20,799	64,113	66,734
Indirect lending activities	2,388	4,037	11,434	15,047
SBA lending activities	1,202	1,494	4,329	3,788
Bank owned life insurance	968	496	1,916	1,488
Securities gains	296	—	578	—
Other	545	1,236	1,650	5,020
Total noninterest income	39,325	30,619	94,182	99,352
Noninterest expense:
Salaries and employee benefits	24,224	17,800	70,876	56,290
Commissions	9,450	7,270	24,393	21,224
Occupancy	4,597	4,270	12,994	11,206
Communication	1,328	1,083	3,673	3,133
Other	12,568	9,626	34,914	27,996
Total noninterest expense	52,167	40,049	146,850	119,849
Income before income tax expense	19,803	14,379	37,486	50,941
Income tax expense	7,288	5,162	13,785	18,583
Net income	$12,515	$9,217	$23,701	$32,358

Earnings per common share:
Basic	$0.48	$0.41	$0.94	$1.48
Diluted	$0.48	$0.39	$0.92	$1.42

Cash dividends declared per common share	$0.12	$0.10	$0.36	$0.29

Net income	$12,515	$9,217	$23,701	$32,358
Other comprehensive (loss)/income, net of tax:
Change in net unrealized (losses)/gains on available-for-sale securities, net of tax effect of ($171), $141, $1,051 and ($69), respectively	(279)	230	1,715	(112)
Adjustments for net gains included in net income, net of tax effect of ($112), $0, ($220), and $0, respectively	(184)	—	(358)	—
Other comprehensive (loss)/income, net of tax	(463)	230	1,357	(112)
Total comprehensive income	$12,052	$9,447	$25,058	$32,246
See accompanying notes to unaudited consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2016	2015
Cash flows from operating activities:
Net income	$23,701	$32,358
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	5,746	1,254
Depreciation and amortization of premises and equipment	3,771	3,554
Amortization of FDIC indemnification asset, net	967	786
Accretion of purchase discounts or premiums, net	(585)	(118)
Other amortization	1,069	707
Impairment of other real estate	1,046	460
Amortization and impairment of servicing rights, net	27,353	11,818
Share-based compensation expense	859	997
Pension and postretirement benefits, net	1,377	1,320
Net investment securities gains	(578)	—
Gains on loan sales, including origination of servicing rights	(72,385)	(67,115)
Net gain on sales of other real estate	(1,007)	(2,776)
Net income on bank owned life insurance	(1,393)	(1,455)
Net change in deferred income tax, net of acquisitions	1,364	(3,467)
Net change in fair value of loans held-for-sale	(7,090)	(1,841)
Originations of loans held for sale	(2,568,570)	(2,516,693)
Proceeds from sales of loans held for sale	2,571,393	2,580,851
Net payments received from FDIC under loss-share agreements	189	668
Decrease in other assets, net of acquisitions	(1,988)	(4,065)
(Decrease) increase in other liabilities, net of acquisitions	(3,334)	9,376
Net cash (used in) provided by operating activities	(18,095)	46,619
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(10,396)	(30,821)
Maturities, calls and repayment of investment securities available-for-sale	35,090	23,295
Purchases of investment securities held-to-maturity	(3,929)	(2,993)
Maturities, calls and repayment of investment securities held-to-maturity	1,464	720
Purchases of FHLB stock	(11,883)	(8,070)
Redemption of FHLB stock	7,650	11,488
Net increase in loans, net of loans acquired	(297,300)	(353,068)
Proceeds from bank owned life insurance	834	—
Purchase of bank owned life insurance	(2,500)	(5,000)
Proceeds from sales of other real estate	8,762	14,240
Purchases of premises and equipment, net of acquisitions	(5,926)	(8,457)
Cash received in excess of cash paid for acquisitions	37,609	146,740
Net cash used in investing activities	(240,525)	(211,926)

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2016	2015
Cash flows from financing activities:
Net increase in noninterest-bearing deposits, net of acquisitions	$125,034	$133,058
Net increase in interest-bearing deposits, net of acquisitions	50,680	131,670
Net increase (decrease) in other short-term borrowings	52,873	(74,358)
Proceeds from FHLB advances	1,125,000	770,000
Repayments on FHLB advances	(1,035,000)	(850,000)
Issuance of subordinated debt	—	75,000
Payment of debt issuance costs	—	(1,069)
Proceeds from the issuance of common stock, net	6,861	3,097
Common stock dividends paid	(9,052)	(6,323)
Net cash provided by financing activities	316,396	181,075
Net increase in cash and cash equivalents	57,776	15,768
Cash and cash equivalents, beginning of period	86,133	71,605
Cash and cash equivalents, end of period	$143,909	$87,373

Supplemental cash flow information and non-cash disclosures:
Cash paid during the period for:
Interest on deposits and borrowings	$13,677	$9,178
Income taxes	11,570	7,037
Acquisitions:
Assets acquired	169,321	43,230
Liabilities assumed	184,203	189,969
Common stock issued	22,727	—
Transfers of investment securities from available-for-sale to held-to-maturity	—	3,194
Transfers of loans from held-for-sale to held for investment	2,900	—
Transfers of loans to other real estate	6,241	4,067
See accompanying notes to unaudited consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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
These unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) followed within the financial services industry for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information or notes required for complete financial statements.
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods presented. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses; the calculations of, amortization of, and the potential impairment of capitalized servicing rights; the valuation of loans held-for-sale and certain derivatives; the valuation of real estate or other assets acquired in connection with foreclosures or in satisfaction of loans; estimates used for fair value acquisition accounting and valuation of deferred income taxes. In addition, the actual lives of certain amortizable assets and income items are estimates subject to change. The Company principally operates in one business segment, which is community banking.
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
Operating results for the nine-month period ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and Annual Report to Shareholders for the year ended December 31, 2015.
The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in the 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There were no new accounting policies or changes to existing policies adopted in the first nine months of 2016 which had a significant effect on the results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.
Recent Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance addresses eight issues: (1) cash payments for debt prepayment or debt extinguishment costs; (2) cash payments for the settlement of zero-coupon debt instruments; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance (“COLI”) policies, including bank-owned life insurance (“BOLI”) policies; (6) distributions received from equity method investments; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows using the application of the predominance principle, whereby an entity should classify each separately identifiable cash source and use on the basis of the nature of the underlying cash flows. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period.The adoption of this ASU is not expected to have a significant impact on its Consolidated Financial Statements.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) securities. For AFS securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. The standard will take effect for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application for all organizations will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the standard will have on its Consolidated Financial Statements.
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
In February 2016, the FASB issued ASU 2016-02, “Leases.” The standard requires the recognition of assets and liabilities arising from most lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. For leases with a term of 12 months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements and provide additional information about the nature of an organization’s leasing activities. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases and amounts previously recognized in accordance with the business combinations guidance for leases. The Company is currently evaluating the provisions of ASU No. 2016-02 to determine the potential impact the standard will have on its Consolidated Financial Statements.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” The guidance is intended to improve the recognition and measurement of financial instruments by requiring: equity investments that do not result in consolidation and are not accounted for under the equity method to be measured at fair value through net income, unless they qualify for the practicability exception for investments that do not have readily determinable fair values; changes in instrument-specific credit risk for financial liabilities that are measured under the fair value option will be recognized in other comprehensive income; and entities will make the assessment of the realizability of a deferred tax asset related to an available-for-sale debt security in combination with other deferred tax assets. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods therein. Early adoption is permitted. The adoption of this ASU is not expected to have a significant impact on its Consolidated Financial Statements; however, the Company will continue to closely monitor developments and additional guidance.
In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” which deferred the effective date of ASU 2014-09, “Revenue from Contracts with Customers,” by one year to annual reporting periods beginning after December 15, 2017, and interim reporting periods therein. The FASB had previously issued ASU 2014-09 in May 2014. The amendments in ASU 2014-09 indicate that entities should recognize revenue to reflect the transfers of goods or services to customers in an amount equal to the consideration the entity receives or expects to receive. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods therein. The Company is currently evaluating the provisions of ASU No. 2014-09 to determine the potential impact the standard will have on its Consolidated Financial Statements.
Other accounting standards that have recently been issued by the FASB or other standard-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.
Contingencies
Due to the nature of their activities, the Company and its subsidiaries are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of September 30, 2016. Although the ultimate outcome of all claims and lawsuits outstanding as of September 30, 2016 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company's results of operations or financial condition.
2. Business Combinations
The Company accounts for its acquisitions as business combinations. As such, the purchase price is allocated to the fair value of the assets acquired and liabilities assumed as of the acquisition date. Determining the fair value of assets and liabilities, particularly illiquid assets and liabilities, is a complicated process involving significant judgment regarding estimates and assumptions used to calculate estimated fair value. Purchase price allocations on completed acquisitions may be modified through the measurement period which cannot exceed one year from the acquisition date. If we recognize adjustments to provisional amounts that are identified during the measurement period, the adjustments will be reported in the period in which the amounts are determined. Fair value adjustments based on updated estimates could materially affect the goodwill, if any, recorded on the acquisition. The Company may incur losses on the acquired loans that are materially different from losses originally projected in the fair value estimate. Acquisition-related costs are expensed as incurred.
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
AEB merged with and into the Company and American Enterprise Bank of Florida merged with and into Fidelity Bank. With this acquisition, the Company added approximately $208.8 million in assets, which included $40.7 million in cash and securities, $147.4 million in loans, $1.3 million in core deposit intangible, $7.1 million in premises and equipment, $5.9 million in deferred tax assets, and $5.2 million in goodwill, and assumed $181.8 million in deposits and expanded and strengthened its retail branch footprint by adding two branches in the Jacksonville, Florida area.
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
Under the terms of the Agreement, the Bank acquired approximately $280.8 million in assets, including approximately $144.8 million in loans, and assumed approximately $266.4 million in customer deposits. Pursuant to the Agreement, the Bank recorded a fair value adjustment in the amount of $20.4 million on the assets acquired and paid the FDIC a premium of 3.0% to assume all customer deposits. To settle the transaction, the FDIC made a cash payment to the Bank totaling approximately $41.4 million, based on the differential between liabilities assumed and assets acquired. Additionally, the Bank acquired The Bank of Georgia's seven branches, which are located in the following Georgia cities: Peachtree City, Fayetteville, Tyrone, Sharpsburg, Newnan, and Fairburn. With this acquisition, the Company expanded its retail branch footprint in Coweta and Fayette counties, both of which are suburbs of Atlanta.
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
3. Investment Securities
Management's primary objective in managing the investment securities portfolio includes maintaining a portfolio of high quality investments with competitive returns while providing for pledging and liquidity needs within overall asset and liability management parameters. The Company is required under federal regulations to maintain adequate liquidity to ensure safe and sound operations. As such, management regularly evaluates the investment portfolio for cash flows, the level of loan production and sales, current interest rate risk strategies and the potential future direction of market interest rate changes. Individual investment securities differ in terms of default, interest rate, liquidity and expected rate of return risk.
The following table summarizes the amortized cost and fair value of debt securities and the related gross unrealized gains and losses at September 30, 2016 and December 31, 2015.

	September 30, 2016
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$22,227	$935	$—	$23,162
Municipal securities	13,672	658	—	14,330
SBA pool securities	14,306	163	—	14,469
Residential mortgage-backed securities	68,798	2,517	(38)	71,277
Commercial mortgage-backed securities	29,065	443	—	29,508
Total available-for-sale	$148,068	$4,716	$(38)	$152,746

Investment securities held-to-maturity:
Municipal securities	$1,588	$52	$—	$1,640
Residential mortgage-backed securities	11,084	325	(1)	11,408
Commercial mortgage-backed securities	4,120	—	—	4,120
Total held-to-maturity	$16,792	$377	$(1)	$17,168

	December 31, 2015
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$41,252	$674	$(83)	$41,843
Municipal securities	14,513	491	(53)	14,951
SBA pool securities	14,803	—	(163)	14,640
Residential mortgage-backed securities	85,210	2,080	(126)	87,164
Commercial mortgage-backed securities	14,128	—	(329)	13,799
Total available-for-sale	$169,906	$3,245	$(754)	$172,397

Investment securities held-to-maturity:
Municipal securities	$1,589	$—	$(10)	$1,579
Residential mortgage-backed securities	8,621	263	(53)	8,831
Commercial mortgage-backed securities	4,188	—	—	4,188
Total held-to-maturity	$14,398	$263	$(63)	$14,598

The Company held 1 and 19 investment securities available-for-sale that were in an unrealized loss position at September 30, 2016 and December 31, 2015, respectively, as well as two and four investment securities held-to-maturity that were in an unrealized loss position at September 30, 2016, and December 31, 2015, respectively. The following table reflects the gross unrealized losses and fair values of the investment securities with unrealized losses, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	September 30, 2016
	Less Than 12 Months		12 Months or More
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available-for-sale:
Residential mortgage-backed securities	$—	$—	$2,840	$(38)
Total available-for-sale	$—	$—	$2,840	$(38)

Investment securities held-to-maturity:
Residential mortgage-backed securities	$—	$—	$3,256	$(1)
Total held-to-maturity	$—	$—	$3,256	$(1)

	December 31, 2015
	Less Than 12 Months		12 Months or More
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$25,993	$(83)	$—	$—
Municipal securities	2,915	(53)	—	—
SBA pool securities	14,640	(163)	—	—
Residential mortgage-backed securities	7,181	(91)	3,619	(35)
Commercial mortgage-backed securities	13,798	(329)	—	—
Total available-for-sale	$64,527	$(719)	$3,619	$(35)

Investment securities held-to-maturity:
Municipal securities	$1,579	$(10)	$—	$—
Residential mortgage-backed securities	4,204	(53)	—	—
Total held-to-maturity	$5,783	$(63)	$—	$—
At September 30, 2016 and December 31, 2015, the unrealized losses on investment securities were related to interest rate fluctuations since purchase. Management does not have the intent to sell the temporarily impaired securities and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost. Accordingly, as of September 30, 2016, management believes the impairment detailed in the table above is temporary and no other-than-temporary impairment loss has been recognized in the Company’s Consolidated Statements of Comprehensive Income.

The amortized cost and fair value of investment securities at September 30, 2016 and December 31, 2015 are categorized in the following table by contractual maturity. Securities not due at a single maturity (i.e., mortgage-backed securities) are shown separately.

	September 30, 2016		December 31, 2015
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises
Due after one year through five years	$10,001	$10,372	$17,877	$18,176
Due five years through ten years	12,226	12,790	23,375	23,667
Municipal securities
Due five years through ten years	4,398	4,634	3,316	3,399
Due after ten years	9,274	9,696	11,197	11,552
SBA pool securities
Due within one year	—	—	5	5
Due after five years through ten years	8,412	8,515	8,605	8,554
Due after ten years	5,894	5,954	6,193	6,081
Residential mortgage-backed securities	68,798	71,277	85,210	87,164
Commercial mortgage-backed securities	29,065	29,508	14,128	13,799
Total available-for-sale	$148,068	$152,746	$169,906	$172,397

Investment securities held-to-maturity:
Municipal securities
Due after ten years	$1,588	$1,640	$1,589	$1,579
Residential mortgage-backed securities	11,084	11,408	8,621	8,831
Commercial mortgage-backed securities	4,120	4,120	4,188	4,188
Total held-to-maturity	$16,792	$17,168	$14,398	$14,598
There were eight investment securities called, matured or paid off during the nine months ended September 30, 2016 and three investment securities called, matured or paid off for the nine months ended September 30, 2015. For the investment securities that were called, matured or paid off during the nine months ended September 30, 2016, gross gains totaled $578,000 and there were no gains or losses for the securities called, matured or paid off in 2015. There were no transfers from investment securities available-for-sale to investment securities held-to-maturity during the nine months ended September 30, 2016. There were $3.2 million in transfers from investment securities available-for-sale to investment securities held-to-maturity during the nine months ended September 30, 2015.
The following table summarizes the investment securities that were pledged as collateral at September 30, 2016 and December 31, 2015.

(in thousands)	September 30, 2016	December 31, 2015
Public deposits	$106,337	$93,983
Securities sold under repurchase agreements	21,239	23,058
Total pledged securities	$127,576	$117,041

4. Loans Held-for-Sale
Residential mortgage loans held-for-sale are carried at fair value and SBA and indirect automobile loans are carried at the lower of cost or market value. The following table summarizes loans held-for-sale at September 30, 2016 and December 31, 2015.

(in thousands)	September 30, 2016	December 31, 2015
Residential mortgage	$291,030	$233,525
SBA	10,587	14,309
Indirect automobile	150,000	150,000
Total loans held-for-sale	$451,617	$397,834
During the nine months ended September 30, 2016 and 2015, the Company transferred loans with unpaid principal balances of $2.9 million and $4.6 million to the held for investment residential mortgage portfolio.
The Company had residential mortgage loans held-for-sale with unpaid principal balances of $202.6 million and $173.4 million pledged to the FHLB at September 30, 2016 and December 31, 2015, respectively.
5. Loans
Loans outstanding, by class, are summarized in the following table at carrying value and include net unamortized costs of $36.1 million and $31.9 million at September 30, 2016 and December 31, 2015. Covered loans represent previously acquired loans covered under Loss Share Agreements with the FDIC. Non-covered loans represent loans acquired that are not covered under Loss Share Agreements with the FDIC and legacy Bank loans. Legacy Bank loans represent existing portfolio loans prior to the past FDIC-assisted transactions with Loss Share Agreements and additional loans originated subsequent to the past FDIC-assisted transactions with Loss Share Agreements (collectively, “legacy loans”). Because of the difference in accounting for acquired loans, the tables below further segregate the Company’s non-covered loans between legacy loans and acquired loans.

	September 30, 2016
	Non-covered Loans		Covered Loans Acquired(1)
(in thousands)	Legacy	Acquired		Total
Commercial	$597,910	$181,141	$10,623	$789,674
SBA	138,327	7,204	359	145,890
Total commercial loans	736,237	188,345	10,982	935,564
Construction	214,497	13,339	1,051	228,887
Indirect automobile	1,631,903	—	—	1,631,903
Installment	15,088	3,903	86	19,077
Total consumer loans	1,646,991	3,903	86	1,650,980
Residential mortgage	329,204	40,916	345	370,465
Home equity lines of credit	114,563	27,453	4,399	146,415
Total mortgage loans	443,767	68,369	4,744	516,880
Total loans	$3,041,492	$273,956	$16,863	$3,332,311

	December 31, 2015
	Non-covered Loans		Covered Loans Acquired(1)
(in thousands)	Legacy	Acquired		Total
Commercial	$569,440	$119,595	$14,256	$703,291
SBA	131,244	4,383	366	135,993
Total commercial loans	700,684	123,978	14,622	839,284
Construction	157,476	17,393	2,164	177,033
Indirect automobile	1,449,481	—	—	1,449,481
Installment	12,031	1,720	304	14,055
Total consumer loans	1,461,512	1,720	304	1,463,536
Residential mortgage	284,313	17,683	382	302,378
Home equity lines of credit	93,093	16,456	5,168	114,717
Total mortgage loans	377,406	34,139	5,550	417,095
Total loans	$2,697,078	$177,230	$22,640	$2,896,948
(1)Included in covered loans at September 30, 2016 and December 31, 2015 are $12.0 million and $16.7 million, respectively, of assets whose reimbursable loss periods will end in 2017.
The Company has extended loans to certain officers and directors. The Company does not believe these loans involve more than the normal risk of collectability or present other unfavorable features when originated. None of the related party loans were classified as nonaccrual, past due, restructured, or potential problem loans at September 30, 2016 or December 31, 2015.
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
Loans in nonaccrual status are presented by class of loans in the following table. Purchased credit impaired (“PCI”) loans are considered to be performing due to the application of the accretion method and are excluded from the table.

(in thousands)	September 30, 2016	December 31, 2015
Commercial	$8,404	$9,228
SBA	7,580	6,599
Total commercial loans	15,984	15,827
Construction	5,300	5,940
Indirect automobile	1,235	1,116
Installment	598	602
Total consumer loans	1,833	1,718
Residential mortgage	7,180	2,514
Home equity lines of credit	2,499	1,129
Total mortgage loans	9,679	3,643
Total nonaccrual loans	$32,796	$27,128
If such nonaccrual loans had been on a full accrual basis, interest income on these loans for the three months ended September 30, 2016 and 2015 would have been $622,000 and $497,000, respectively. For the nine months ended September 30, 2016 and 2015, the interest income would have been $1.1 million and $1.2 million, respectively.

Accruing loans delinquent 30-89 days, 90 days or more, and troubled debt restructured loans (“TDRs”) accruing interest less PCI loans, presented by class of loans at September 30, 2016 and December 31, 2015, were as follows:

	September 30, 2016			December 31, 2015
(in thousands)	Accruing Delinquent 30-89 Days	Accruing Delinquent 90 Days or More	TDRs Accruing	Accruing Delinquent 30-89 Days	Accruing Delinquent 90 Days or More	TDRs Accruing
Commercial	$660	$—	$6,552	$428	$—	$9,105
SBA	339	—	3,531	3,352	—	3,912
Construction	—	—	—	58	—	160
Indirect automobile	1,589	—	1,390	1,829	—	1,567
Installment	79	—	—	185	—	4
Residential mortgage	2,181	—	408	1,558	1,284	618
Home equity lines of credit	973	—	54	682	—	55
Total	$5,821	$—	$11,935	$8,092	$1,284	$15,421
TDR Loans
The following table presents TDRs that occurred during the three and nine months ended September 30, 2016 and 2015, along with the type of modification. Modified purchased credit impaired loans are not removed from their accounting pool and accounted for as TDRs, even if those loans would otherwise be deemed TDRs.

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
(in thousands)	Interest Rate	Term	Interest Rate	Term
Commercial	$—	$—	$—	$—
SBA	—	—	—	—
Construction	—	—	—	—
Indirect automobile	—	—	—	484
Installment	—	—	—	—
Residential mortgage	—	—	—	—
Home equity lines of credit	—	—	—	—
Total	$—	$—	$—	$484

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
(in thousands)	Interest Rate	Term	Interest Rate	Term
Commercial	$—	$—	$—	$1,006
SBA	—	—	—	—
Construction	—	—	—	—
Indirect automobile	—	478	—	952
Installment	—	—	—	—
Residential mortgage	—	148	—	—
Home equity lines of credit	—	—	—	—
Total	$—	$626	$—	$1,958

The following tables present the amount of TDRs that were restructured in the previous twelve months and subsequently redefaulted during the three and nine months ended September 30, 2016 and 2015.

	Troubled Debt Restructured During the Last Twelve Months and Subsequently Redefaulting During the Three Months Ended September 30, (1)		Troubled Debt Restructured During the last Twelve Months and Subsequently Redefaulting During the Nine Months Ended September 30, (1)
(in thousands)	2016	2015	2016	2015
Commercial	$—	$—	$2,070	$—
SBA	—	—	—	—
Construction	—	—	—	—
Indirect automobile	14	—	95	—
Installment	—	—	—	—
Residential mortgage	—	—	—	—
Home equity lines of credit	—	—	49	—
Total	$14	$—	$2,214	$—
(1) Subsequently redefaulting is defined as a payment default (i.e., 30 days contractually past due) within twelve months of restructuring date.
The Company had total TDRs with a balance of $17.1 million and $22.5 million at September 30, 2016 and December 31, 2015, respectively. There were net charge-offs of TDR loans of $2,000 and net recoveries of $11,000 for the three months ended September 30, 2016 and 2015, respectively. There were net recoveries of TDR loans of $864,000 and $578,000 for the nine months ended September 30, 2016 and 2015, respectively. Net charge-offs on such loans are factored into the rolling historical loss rate, which is used in the calculation of the allowance for loan losses.
Pledged Loans
Presented in the following table is the unpaid principal balance of loans held for investment that were pledged to the Federal Home Loan Bank of Atlanta (“FHLB of Atlanta”) as collateral for borrowings at September 30, 2016 and December 31, 2015.

	September 30, 2016	December 31, 2015
(in thousands)
Commercial real estate	$266,467	$231,227
Home equity lines of credit	87,114	73,755
Residential mortgage	214,581	181,180
Total	$568,162	$486,162
Indirect automobile loans with an unpaid principal balance of approximately $352.6 million and $319.7 million were pledged to the Federal Reserve Bank of Atlanta (“FRB”) at September 30, 2016 and December 31, 2015, respectively, as collateral for potential Discount Window borrowings.

Legacy Impaired Loans
The following tables present by class the unpaid principal balance, recorded investment and related allowance for legacy impaired loans at September 30, 2016 and December 31, 2015. Legacy impaired loans include all TDRs and all other nonaccrual loans, excluding nonaccrual loans below the Company's specific review threshold.

	September 30, 2016			December 31, 2015
(in thousands)	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance
Impaired Loans with Allowance
Commercial	$17,520	$14,609	$1,126	$6,631	$4,731	$1,280
SBA	8,351	5,261	157	3,236	2,833	327
Construction	—	—	—	160	160	78
Indirect automobile	2,653	2,149	201	2,077	1,681	8
Installment	286	240	240	294	252	252
Residential mortgage	3,587	3,510	631	2,519	2,519	421
Home equity lines of credit	2,313	2,165	886	812	675	675
Loans	$34,710	$27,934	$3,241	$15,729	$12,851	$3,041

	September 30, 2016		December 31, 2015
(in thousands)	Unpaid Principal Balance	Recorded Investment(1)	Unpaid Principal Balance	Recorded Investment(1)
Impaired Loans with No Allowance
Commercial	$7,955	$6,724	$17,345	$14,580
SBA	6,887	5,944	14,118	10,499
Construction	6,775	5,298	8,045	5,940
Installment	1,445	163	1,487	191
Residential mortgage	5,863	5,798	2,713	2,712
Home equity lines of credit	251	242	—	—
Loans	$29,176	$24,169	$43,708	$33,922
(1)The primary difference between the unpaid principal balance and recorded investment represents charge offs previously taken; it excludes accrued interest receivable due to materiality. Related allowance is calculated on the recorded investment, not the unpaid principal balance. Accrued interest receivable is excluded due to immateriality.

The average recorded investment in impaired loans and interest income recognized for the three and nine months ended September 30, 2016 and 2015, by class, are summarized in the table below. Impaired loans include legacy impaired loans, which include all TDRs and all other nonaccrual loans. Interest income recognized during the periods on a cash basis was insignificant.

	Three Months Ended September 30,
	2016		2015
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$12,840	$134	$21,669	$88
SBA	10,674	188	13,855	25
Construction	5,318	6	6,534	5
Indirect automobile	2,112	53	1,872	78
Installment	400	33	451	15
Residential mortgage	7,702	51	4,383	4
Home equity lines of credit	825	34	765	4
Total	$39,871	$499	$49,529	$219

	Nine Months Ended September 30,
	2016		2015
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$14,746	$465	$22,099	$332
SBA	12,464	379	15,527	558
Construction	5,736	15	7,013	15
Indirect automobile	2,141	179	1,875	213
Installment	430	89	482	56
Residential mortgage	6,195	121	4,709	65
Home equity lines of credit	650	82	876	12
Total	$42,362	$1,330	$52,581	$1,251
The Company is not committed to lend a material amount of additional funds as of September 30, 2016 or December 31, 2015 to customers with outstanding loans that are classified as impaired or as TDRs.
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
Indirect automobile loans typically receive a risk rating only when being downgraded to an adverse rating which typically occurs when payments of principal and interest are greater than 90 days past due. The Company uses a number of factors, including FICO scoring, to help evaluate the likelihood consumer borrowers will pay their credit obligations as agreed. The weighted-average FICO score for the indirect automobile portfolio was 752 at September 30, 2016 and 749 at December 31, 2015.
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

•Loss – Loss assets are considered uncollectable and of such little value that their continuance as recorded assets is not warranted.
The following tables present the recorded investment in loans, by loan class and risk rating category, as of September 30, 2016 and December 31, 2015.

(in thousands)	September 30, 2016
Asset Rating	Commercial	SBA	Construction	Indirect Automobile	Installment	Residential Mortgage	Home Equity Lines of Credit	Total
Pass	$727,599	$126,581	$219,949	$—	$18,327	$355,341	$142,568	$1,590,365
Special Mention	28,554	10,052	1,563	—	55	3,011	286	43,521
Substandard	33,521	9,257	7,375	4,079	695	12,113	3,561	70,601
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
	789,674	145,890	228,887	4,079	19,077	370,465	146,415	1,704,487
Ungraded Performing	—	—	—	1,627,824	—	—	—	1,627,824
Total	$789,674	$145,890	$228,887	$1,631,903	$19,077	$370,465	$146,415	$3,332,311

(in thousands)	December 31, 2015
Asset Rating	Commercial	SBA	Construction	Indirect Automobile	Installment	Residential Mortgage	Home Equity Lines of Credit	Total
Pass	$638,051	$119,690	$166,811	$—	$12,839	$289,091	$112,700	$1,339,182
Special Mention	12,136	5,477	2,040	—	418	3,358	267	23,696
Substandard	53,104	10,826	8,182	3,537	798	9,929	1,750	88,126
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
	703,291	135,993	177,033	3,537	14,055	302,378	114,717	1,451,004
Ungraded Performing	—	—	—	1,445,944	—	—	—	1,445,944
Total	$703,291	$135,993	$177,033	$1,449,481	$14,055	$302,378	$114,717	$2,896,948
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
The Company also acquired PCI loans in its past acquisitions. The carrying amount and outstanding balance at September 30, 2016 of the PCI loans from these acquisitions as well as the PCI loans acquired during 2016 was $38.9 million and $51.8 million, respectively. The carrying amount and outstanding balance of the PCI loans from the past FDIC-assisted acquisitions was $44.5 million and $58.1 million, respectively, at December 31, 2015.
Accretable yield, or income expected to be collected on PCI loans at September 30, 2016 and December 31, 2015, was as follows.

(in thousands)	September 30, 2016	December 31, 2015
Beginning balance	$3,797	$1,649
Increase due to acquired loans	92	1,371
Accretion of income	(1,478)	(768)
Other activity, net (1)	290	1,545
Ending balance	$2,701	$3,797
(1)Includes changes in cash flows expected to be collected due to changes in timing of liquidation events, prepayment assumptions, etc.
6. Allowance for Loan Losses
A summary of changes in the allowance for loan losses (“ALL”) by loan portfolio type was as follows.

	Three Months Ended September 30, 2016
(in thousands)	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
Beginning balance	$10,737	$2,156	$8,746	$4,971	$1,427	$28,037
Charge-offs	(371)	—	(1,207)	(90)	—	(1,668)
Recoveries	13	1,114	447	123	—	1,697
Net (charge offs) / recoveries	(358)	1,114	(760)	33	—	29
Increase (decrease) in FDIC indemnification asset	292	(759)	20	—		(447)
Provision for loan losses(1)	448	(390)	1,676	421	(37)	2,118
Ending balance	$11,119	$2,121	$9,682	$5,425	$1,390	$29,737

	Three Months Ended September 30, 2015
(in thousands)	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
Beginning balance	$10,741	$1,537	$6,349	$3,268	$1,530	$23,425
Charge-offs	—	—	(986)	(126)	—	(1,112)
Recoveries	112	303	382	2	—	799
Net recoveries / (charge offs)	112	303	(604)	(124)	—	(313)
Increase in FDIC indemnification asset	—	310	—	—	—	310
Provision for loan losses(1)	(138)	(242)	1,560	559	(411)	1,328
Ending balance	$10,715	$1,908	$7,305	$3,703	$1,119	$24,750

	Nine Months Ended September 30, 2016
(in thousands)	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
Beginning balance	$11,025	$1,711	$8,668	$4,284	$776	$26,464
Charge-offs	(1,984)	—	(3,615)	(271)	—	(5,870)
Recoveries	757	1,911	1,205	143	—	4,016
Net (charge offs) / recoveries	(1,227)	1,911	(2,410)	(128)	—	(1,854)
Increase (decrease) in FDIC indemnification asset	389	(1,125)	93	24	—	(619)
Provision for loan losses(1)	932	(376)	3,331	1,245	614	5,746
Ending balance	$11,119	$2,121	$9,682	$5,425	$1,390	$29,737

	Nine Months Ended September 30, 2015
(in thousands)	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
Beginning balance	$13,167	$1,486	$6,591	$3,475	$731	$25,450
Charge-offs	(976)	—	(3,137)	(187)	—	(4,300)
Recoveries	316	1,075	1,122	6	—	2,519
Net (charge offs) / recoveries	(660)	1,075	(2,015)	(181)	—	(1,781)
(Decrease) increase in FDIC indemnification asset	(54)	—	36	(155)	—	(173)
Provision for loan losses(1)	(1,738)	(653)	2,693	564	388	1,254
Ending balance	$10,715	$1,908	$7,305	$3,703	$1,119	$24,750
(1)Net of benefit attributable to FDIC indemnification asset.
The following tables present, by loan portfolio type, the balance in the ALL disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans.

	September 30, 2016
(in thousands)	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
Individually evaluated for impairment	$1,283	$—	$441	$1,517	$—	$3,241
Collectively evaluated for impairment	9,137	2,088	9,241	3,840	1,390	25,696
Acquired with deteriorated credit quality	699	33	—	68	—	800
Total allowance for loan losses	$11,119	$2,121	$9,682	$5,425	$1,390	$29,737
Individually evaluated for impairment	$32,538	$5,298	$2,552	$11,715	$—	$52,103
Collectively evaluated for impairment	875,813	220,804	1,648,198	496,472	—	3,241,287
Acquired with deteriorated credit quality	27,213	2,785	230	8,693	—	38,921
Total loans	$935,564	$228,887	$1,650,980	$516,880	$—	$3,332,311

	December 31, 2015
(in thousands)	Commercial	Construction	Consumer	Mortgage	Unallocated	Total
Individually evaluated for impairment	$1,607	$78	$260	$1,096	$—	$3,041
Collectively evaluated for impairment	8,850	1,612	8,408	3,165	776	22,811
Acquired with deteriorated credit quality	568	21	—	23	—	612
Total allowance for loan losses	$11,025	$1,711	$8,668	$4,284	$776	$26,464
Individually evaluated for impairment	$32,643	$6,100	$2,124	$5,906	$—	$46,773
Collectively evaluated for impairment	787,493	168,953	1,460,039	389,209	—	2,805,694
Acquired with deteriorated credit quality	19,148	1,980	1,373	21,980	—	44,481
Total loans	$839,284	$177,033	$1,463,536	$417,095	$—	$2,896,948
The determination of the overall allowance for credit losses has two components, the allowance for originated loans and the allowance for acquired loans.
Total loans includes acquired loans of $290.8 million and $199.9 million at September 30, 2016 and December 31, 2015, respectively, which were recorded at fair value when acquired. The ALL for acquired loans is evaluated at each reporting date subsequent to acquisition. For acquired performing loans, an allowance is determined for each loan pool using a methodology similar to that used for originated loans and then compared to the remaining fair value discount for that pool. For purchased credit impaired loans, estimated cash flows expected to be collected are re-evaluated at each reporting date for each loan pool. The methodology also considers the remaining fair value discounts recognized upon acquisition associated with acquired performing loans in estimating a general allowance and also includes establishing an ALL for purchased credit-impaired loans that have deteriorated since acquisition.
7. Other Real Estate
The following table segregates the other real estate (“ORE”) by type.

(in thousands)	September 30, 2016	December 31, 2015
Commercial	$7,591	$7,147
Residential	1,709	1,263
Undeveloped property	7,626	10,267
Total ORE, net	$16,926	$18,677
The following table summarizes the changes in ORE.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Beginning balance	$18,621	$16,070	$18,677	$22,564
ORE acquired in acquisition	—	—	809	—
Transfers of loans to ORE	1,307	2,248	6,241	4,067
Sales	(2,346)	(3,556)	(7,755)	(11,464)
Write-downs	(656)	(55)	(1,046)	(460)
Ending balance	$16,926	$14,707	$16,926	$14,707
At September 30, 2016, the unpaid principal balance of residential mortgage loans in the process of foreclosure was $2.7 million. The unpaid principal balance of residential mortgage loans in the process of foreclosure at December 31, 2015 was $142,000.
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
The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumption used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument. Because mortgage loans held-for-sale are sold within a few weeks of origination, they are unlikely to demonstrate any of the credit weaknesses discussed above and as a result, there were no credit related adjustments to fair value during the three and nine months ended September 30, 2016 and 2015.
Recurring Fair Value Measurements
The following tables present the financial instruments measured at fair value on a recurring basis by level within the fair value hierarchy based on the inputs used to estimate the fair value at the measurement date. There were no transfers between Levels 1, 2, and 3 during the three and nine months ended September 30, 2016 and 2015.

		September 30, 2016
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale	$152,746	$—	$152,746	$—
Mortgage loans held-for-sale	291,030	—	291,030	—
Other assets(1)	8,158	—	—	8,158
Other liabilities(1)	(2,095)	—	—	(2,095)

		December 31, 2015
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale	$172,397	$—	$172,397	$—
Mortgage loans held-for-sale	233,525	—	233,525	—
Other assets(1)	4,022	—	—	4,022
Other liabilities(1)	(651)	—	—	(651)
(1)Includes mortgage-related IRLCs and derivative financial instruments to hedge interest rate risk. IRLCs are recorded on a gross basis.
The following table presents a reconciliation of all other assets and other liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2016 and 2015. The changes in the fair value of economic hedges were recorded in noninterest income from mortgage banking activities in the Consolidated Statements of Comprehensive Income and are designed to partially offset the change in fair value of the financial instruments referenced in the following table.

	As of or For the Three Months Ended September 30,
	2016		2015
(in thousands)	Other Assets(1)	Other Liabilities(1)	Other Assets(1)	Other Liabilities(1)
Beginning balance	$8,738	$(5,041)	$6,925	$(441)
Total gains (losses) included in earnings:
Issuances	8,158	(2,095)	5,819	(2,644)
Settlements and closed loans	(9,229)	5,041	(6,781)	441
Expirations	491	—	(144)	—
Ending balance	$8,158	$(2,095)	$5,819	$(2,644)

	As of or For the Nine Months Ended September 30,
	2016		2015
(in thousands)	Other Assets(1)	Other Liabilities(1)	Other Assets(1)	Other Liabilities(1)
Beginning balance	$4,022	$(651)	$2,691	$(1,341)
Total gains (losses) included in earnings:
Issuances	24,077	(9,633)	22,170	(7,687)
Settlements and closed loans	(21,035)	8,189	(18,472)	6,384
Expirations	1,094	—	(570)	—
Ending balance	$8,158	$(2,095)	$5,819	$(2,644)
(1)Includes mortgage-related IRLCs and derivative financial instruments entered to hedge interest rate risk.
Nonrecurring Fair Value Measurements
Certain financial assets held by the Company are not included in the tables above, but are measured at fair value on a nonrecurring basis. The following tables present the assets that had changes in their recorded fair value and still held at the end of the reporting period by level within the fair value hierarchy based on the inputs used to estimate the fair value at the measurement date.

		September 30, 2016
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$22,308	$—	$—	$22,308
ORE, net	2,850	—	—	2,850
Residential mortgage servicing rights	68,688	—	—	68,688
SBA servicing rights	—	—	—	—

		December 31, 2015
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$8,447	$—	$—	$8,447
ORE, net	1,847	—	—	1,847
Residential mortgage servicing rights	40,713	—	—	40,713
SBA servicing rights	2,132	—	—	2,132

Quantitative Information about Level 3 Fair Value Measurements
The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities:

	Fair Value at
($ in thousands)	September 30, 2016	December 31, 2015	Valuation Technique	Unobservable Inputs	Range/Weighted Average at September 30, 2016	Range/Weighted Average at December 31, 2015
Nonrecurring:
Impaired loans	$22,308	$8,447	Appraised value less estimated selling costs	Estimated selling costs	0% - 10% 9.51%	0% - 10% 9.70%
Other real estate	2,850	1,847	Discounted appraisals less estimated selling costs	Estimated selling costs	0% - 10% 8.81%	0% - 10% 8.29%
				Collateral discounts	10% - 90% 40.0%	N/A
Residential mortgage servicing rights	68,688	40,713	Discounted cash flows	Discount rate	9.02% - 10.50% 9.27%	9.75% - 12.50% 10.06%
				Modeled prepayment speeds	12.65% - 21.78% 13.92%	7.56% - 15.24% 8.66%
SBA servicing rights	—	2,132	Discounted cash flows	Discount rate	12.50%	13.25%
				Modeled prepayment speeds	8.62%	9.41%
Recurring:
IRLCs	7,349	3,001	Pricing model	Modeled pull-through ratio	82.50%	80.00%
Forward commitments	(1,286)	369	Investor pricing	Pricing spreads	90.00% - 106.22% 103.62%	90.00% - 106.20% 102.67%
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
Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value less estimated selling costs. A loan is considered impaired if it is probable that the Company will be unable to collect all amounts contractually due according to the terms of the loan agreement. Measuring the impairment of loans using the present value of expected future cash flows, discounted at the loan's effective interest rate, is not considered a fair value measurement. For collateral-dependent loans, fair value is measured based on the value of the collateral securing these loans and is classified as Level 3 in the fair value hierarchy. Collateral may include real estate or business assets, including equipment, inventory and accounts receivable. The value of real estate collateral is determined based on appraisals prepared by qualified licensed appraisers ordered by the Company's internal appraisal department, which is independent of the Company's lending function. If significant, the value of business equipment is based on an appraisal by qualified licensed appraisers ordered by the Company; otherwise, the equipment’s net book value on the business’s financial statements is the basis for the value of business equipment. Inventory and accounts receivable collateral are valued based on independent field examiner review or aging reports. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business. Impaired loans are evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.
Foreclosed assets are adjusted to fair value less estimated selling costs upon transfer of the loans to ORE, which becomes the new carrying value of the ORE. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value less estimated selling costs. Fair value is based on independent market prices, appraised values of the collateral, sales agreements, or management’s estimation of the value of the collateral using market data including recent sales activity for similar assets in the property's market. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3. Appraised and reported values may be discounted based on management's historical knowledge, changes in market conditions from the time of the valuation, and management's expertise and knowledge of the property. Management continues to evaluate the appropriateness of appraised values on at least an annual basis.
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
Fair Value Option
The Company records mortgage loans held-for-sale at fair value. The Company chose to fair value these mortgage loans held-for-sale to align results with the underlying economic changes in value of the loans and related hedge instruments. The servicing value is included in the fair value of the mortgage loans held-for-sale and initially recognized at the time the Company enters into Interest Rate Lock Commitments (“IRLCs”) with borrowers. The mark-to-market adjustments related to loans held-for-sale and the associated economic hedges are reported as part of noninterest income from mortgage banking activities in the consolidated statements of comprehensive income. Interest income on mortgage loans held for sale is recorded based on contractual rates and is reflected in interest income on loans in the consolidated statements of comprehensive income.
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held-for-sale for which the fair value option (“FVO”) has been elected as of September 30, 2016 and December 31, 2015. There were no loans held-for-sale that were 90 days or more past due or in nonaccrual status at September 30, 2016 or December 31, 2015.

(in thousands)	Aggregate Fair Value September 30, 2016	Aggregate Unpaid Principal Balance at September 30, 2016	Aggregate Fair Value Over Unpaid Principal
Residential mortgage loans held-for-sale	$291,030	$281,418	$9,612

(in thousands)	Aggregate Fair Value December 31, 2015	Aggregate Unpaid Principal Balance at December 31, 2015	Aggregate Fair Value Over Unpaid Principal
Residential mortgage loans held-for-sale	$233,525	$228,586	$4,939
Net gains resulting from the change in fair value of these loans were $2.4 million and $2.7 million for the three and nine months ended September 30, 2016, respectively, and $2.3 million and $17,000 for the three and nine months ended September 30, 2015, respectively.
Fair Value of Financial Instruments
The estimated fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. In cases where quoted market prices for the Company's various financial instruments are not available, fair values are based on settlements using present value or other valuation techniques. Those techniques are significantly affected by the imprecision in estimating unobservable inputs and the assumptions used, including the discount rate and estimates of future cash flows. While the Company believes its valuation methods are appropriate, the derived fair value estimates cannot be substantiated by comparison to independent markets, and, in many cases, could not be realized in immediate settlement of the instruments. In that regard, the aggregate fair value amounts presented in the tables below do not represent the underlying value of the Company.
The following tables include the carrying amount and estimated fair value, as well as the level within the fair value hierarchy, of the Company's financial instruments. The fair value estimates presented are based upon relevant information available to management as of September 30, 2016 and December 31, 2015.

		Fair Value Measurements at September 30, 2016
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial instruments (assets):
Cash and cash equivalents	$143,909	$143,909	$—	$—	$143,909
Investment securities available-for-sale	152,746	—	152,746	—	152,746
Investment securities held-to-maturity	16,792	—	13,048	4,120	17,168
Total loans, net	3,754,191	—	291,030	3,197,136	3,488,166
Financial instruments (liabilities):
Noninterest-bearing demand deposits	976,178	—	—	976,178	976,178
Interest-bearing deposits	2,562,730	—	—	2,565,898	2,565,898
Short-term borrowings	352,603	—	352,603	—	352,603
Subordinated debt	120,421	—	118,903	—	118,903

		Fair Value Measurements at December 31, 2015
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial instruments (assets):
Cash and cash equivalents	$86,133	$86,133	$—	$—	$86,133
Investment securities available-for-sale	172,397	—	172,397	—	172,397
Investment securities held-to-maturity	14,398	—	10,410	4,188	14,598
Total loans, net	3,268,318	—	233,525	2,846,139	3,079,664
Financial instruments (liabilities):
Noninterest-bearing demand deposits	786,779	—	—	786,779	786,779
Interest-bearing deposits	2,392,732	—	—	2,391,993	2,391,993
Short-term borrowings	209,730	—	209,730	—	209,730
Subordinated debt	120,322	—	116,706	—	116,706
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
For off-balance sheet instruments, fair values are based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing for loan commitments and letters of credit. Fees related to these instruments were immaterial at September 30, 2016 and December 31, 2015, and the carrying amounts represent a reasonable approximation of their fair values. Loan commitments, letters and lines of credit, and similar obligations typically have variable interest rates and clauses that deny funding if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the foregoing schedule.
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
The following table presents the net position of securities sold under repurchase agreements.

(in thousands)	September 30, 2016	December 31, 2015
Securities sold under repurchase agreements (1)	$13,490	$19,730
Fair value of securities pledged	21,240	23,058
Net position of overnight repurchase agreements	$7,750	$3,328
(1) Included as part of Short-term borrowings on the Consolidated Balance Sheets

The following table summarizes the collateral type pledged for the securities sold under repurchase agreements presented above.

(in thousands)	September 30, 2016	December 31, 2015
Municipal securities	$6,705	$8,240
Obligations of U.S. Government sponsored enterprises	—	4,932
Residential mortgage-backed securities	14,535	9,886
Total fair value of securities pledged	$21,240	$23,058
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
9. Derivative Financial Instruments
Gains of $2.4 million and losses of $3.3 million were recorded for the three months ended September 30, 2016 and 2015, respectively, and gains of $2.7 million and $1.8 million were recorded for the nine months ended September 30, 2016 and 2015, respectively, for all mortgage-related derivatives, and are included in the Consolidated Statements of Comprehensive Income as part of noninterest income from mortgage banking activities.
The Company’s derivative positions were as follows:

	Contract or Notional Amount as of
(in thousands)	September 30, 2016	December 31, 2015
Forward rate commitments	$602,688	$410,152
Interest rate lock commitments	325,687	181,188
Total derivatives contracts	$928,375	$591,340
The Company's derivative contracts are not subject to master netting arrangements.
10. Earnings Per Common Share
Earnings per common share (“EPS”) were calculated as follows:

	Three Months Ended September 30,
($ in thousands, except per share data)	2016	2015
Net income	$12,515	$9,217

Weighted average common shares outstanding - basic (1)	25,993	22,604
Effect of dilutive stock options and warrants (2)	134	1,299
Weighted average common shares outstanding – diluted	26,127	23,903

EPS:
Basic	$0.48	$0.41
Diluted	$0.48	$0.39

	Nine Months Ended September 30,
	2016	2015
($ in thousands, except per share data)
Net income	$23,701	$32,358

Weighted average common shares outstanding - basic (1)	25,252	21,818
Effect of dilutive stock options and warrants (2)	389	915
Weighted average common shares outstanding – diluted	25,641	22,733

EPS:
Basic	$0.94	$1.48
Diluted	$0.92	$1.42
(1)Includes participating securities related to unvested restricted stock awards, net of forfeitures during the period
(2)Effect of dilutive stock options and warrants includes the dilutive effect of additional potential common shares issuable under contracts outstanding during each respective period
As of September 30, 2016 and 2015, there were 460,000 and 70,000 common stock options which were not included in the potentially dilutive stock options and warrants, respectively. These shares were not included in the computation of diluted EPS because they were anti-dilutive in the period (i.e., the options' exercise price was greater than the average market price of the common shares.)
11. Certain Transfers of Financial Assets
Servicing rights
Loan servicing rights are initially recorded at fair value and subsequently recorded at the lower of cost or fair value and are amortized over the remaining service life of the loans, with consideration given to prepayment assumptions. The carrying value of the loan servicing assets is shown in the table below:

(in thousands)	September 30, 2016	December 31, 2015
Servicing rights
Residential mortgage	$68,688	$72,766
SBA	5,703	5,358
Indirect automobile	7,629	6,820
Total servicing rights	$82,020	$84,944
Residential Mortgage Loans
The Company typically sells first-lien residential mortgage loans to third party investors, primarily Fannie Mae, Ginnie Mae, and Freddie Mac. The Company retains the related mortgage servicing rights (“MSRs”) and receives servicing fees on certain of these loans. During the three months ended September 30, 2016 and 2015, the Company sold $723.3 million and $657.3 million in residential mortgage loans, respectively, with servicing retained. During the nine months ended September 30, 2016 and 2015, the Company sold $1.8 billion and $1.7 billion in residential mortgage loans, respectively, with servicing retained.
The net gain on loan sales, MSR amortization and recoveries/impairment, and ongoing servicing fees on the portfolio of loans serviced for others are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from mortgage banking activities. During the three months ended September 30, 2016 and 2015, the Company recorded gains on sales of residential mortgage loans of $25.2 million and $17.6 million, respectively. During the nine months ended September 30, 2016 and 2015, the Company recorded gains on sales of residential mortgage loans of $63.1 million and $54.4 million, respectively. During the three months ended September 30, 2016 and 2015, the Company recorded servicing fee income of $4.9 million and $4.1 million, respectively. During the nine months ended September 30, 2016 and 2015, the Company recorded servicing fee income of $14.0 million and $11.5 million, respectively.

The table below is an analysis of the activity in the Company’s MSRs and impairment.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Residential mortgage servicing rights
Beginning carrying value, net	$64,899	$67,120	$72,766	$56,720
Additions	7,745	8,950	19,989	24,150
Amortization	(4,414)	(2,489)	(11,295)	(7,431)
Recoveries/(impairment), net	458	(2,215)	(12,772)	(2,073)
Ending carrying value, net	$68,688	$71,366	$68,688	$71,366

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Residential mortgage servicing impairment
Beginning balance	$22,753	$6,310	$9,523	$6,452
Additions	523	2,247	14,947	6,903
Recoveries	(981)	(32)	(2,175)	(4,830)
Ending balance	$22,295	$8,525	$22,295	$8,525
The fair value of MSRs, key metrics, and the sensitivity of the fair value to adverse changes in model inputs and/or assumptions are summarized below.

($ in thousands)	September 30, 2016	December 31, 2015
Residential Mortgage Servicing Rights
Fair Value	$68,688	$74,366
Composition of residential loans serviced for others:
Fixed-rate	99.42%	99.28%
Adjustable-rate	0.58%	0.72%
Total	100.00%	100.00%
Weighted average remaining term (years)	26.2	26.0
Modeled prepayment speed	13.92%	8.66%
Decline in fair value due to a 10% adverse change	$(3,151)	$(2,572)
Decline in fair value due to a 20% adverse change	(5,997)	(4,978)
Weighted average discount rate	9.27%	10.06%
Decline in fair value due to a 10% adverse change	$(1,952)	$(3,004)
Decline in fair value due to a 20% adverse change	(3,900)	(5,762)
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
Information about the asset quality of residential mortgage loans serviced by the Company is shown in the table below.

	September 30, 2016			Net Charge-offs for the Nine Months Ended September 30, 2016
Residential mortgage loans serviced	Unpaid Principal Balance
		Delinquent (days)
(in thousands)		30 to 89	90+
Serviced for others	$7,489,954	$47,600	$9,022	$—
Held-for-sale	281,418	5	—	—
Held-for-investment	375,901	4,341	6,443	35
Total residential mortgage loans serviced	$8,147,273	$51,946	$15,465	$35
Loans serviced for others are not included in the consolidated statements of financial condition as they are not assets of the Company.
Mortgage Recourse Liability
During the last five years ended September 30, 2016, the Company has sold over 47,000 loans with a principal balance of approximately $11.4 billion. As seller, the Company has made various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance with origination criteria established by the purchasers. In the event of a breach of these representations and warranties, the Company is obligated to repurchase loans with identified defects and/or to indemnify the purchasers. Some of these conditions include underwriting errors or omissions, fraud or material misstatements, and invalid collateral values. The contractual obligation arises only when the breach of representations and warranties is discovered and repurchase/indemnification is demanded. Generally, the maximum amount the Company would be required to pay would be equal to the unpaid principal balance of such loans that are deemed to have defects that were sold to purchasers, plus accrued interest, return of the premium received at the time of the loan sale, and reimbursement of certain expenses. To date, the claims to the Company from the purchasers to be paid upon repurchase or paid because of indemnification have been insignificant. In addition, the Company’s loan sale contracts define a condition in which the borrower defaults during a short period of time as an early payment default (“EPD”). In the event of an EPD, the Company may be required to return the premium paid for the loan, pay certain administrative fees, and may be required to repurchase the loan or indemnify the purchaser unless an EPD waiver is obtained.
Management recognizes the potential risk from costs related to breaches of representations and warranties made in connection with residential loan sales and subsequent required repurchases, indemnifications, and EPD claims. As a result, the Company has established a liability to cover potential costs related to these events based on historical experience, adjusted for any risk factors not captured in the historical losses, current business volume, and known claims outstanding. The recourse liability totaled $1.4 million at September 30, 2016 and December 31, 2015, respectively, and management believes this amount is adequate for potential exposure related to loan sale indemnification, repurchase loans, and EPD claims. Management will continue to monitor the adequacy of the reserve level and may decide that further additions to the reserve are appropriate. However, there can be no assurance that the current balance of this reserve will prove sufficient to cover actual future losses.
It should be noted that the Company’s historical loan sale activity began to increase at a time when underwriting requirements were strengthened from prior years and limited documentation conventional loans (i.e., non-government insured) were no longer eligible for purchase in the secondary market. Accordingly, the population of conventional loans the Company has sold has been underwritten based on fully documented information. While this does not eliminate all risk of repurchase or indemnification costs, management believes it significantly mitigates that risk.
SBA Loans
The Company has executed certain transfers of SBA loans with third parties. These loans, which are typically partially guaranteed by the SBA or otherwise credit enhanced, are generally secured by business property such as real estate, inventory, equipment, and accounts receivable. During the three months ended September 30, 2016 and 2015, the Company sold $18.2 million and $15.0 million in SBA loans, respectively, with servicing retained. During the nine months ended September 30, 2016 and 2015, the Company sold $47.0 million and $39.2 million in SBA loans, respectively, with servicing retained.
The Company retains the loan servicing rights and receives ongoing servicing fees on the portfolio of loans serviced for others. The net gain on SBA loan sales, amortization and recoveries/impairment of servicing rights, and ongoing servicing fees are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from SBA lending activities. During the three months ended September 30, 2016 and 2015, the Company recorded gains on sales of SBA loans of $882,000 and $1.0 million, respectively. During the nine months ended September 30, 2016 and 2015, the Company recorded gains on sales of SBA loans of $3.2 million and $2.9 million, respectively. During the three months ended September 30, 2016 and 2015, the Company recorded servicing fee income of $672,000 and $579,000, respectively. During the nine months ended September 30, 2016 and 2015, the Company recorded servicing fee income of $1.9 million and $1.7 million, respectively.

The table below is an analysis of the activity in the Company’s SBA loan servicing rights and impairment.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
SBA loan servicing rights
Beginning carrying value, net	$5,747	$4,653	$5,358	$4,872
Additions	413	326	1,219	833
Amortization	(464)	(439)	(1,117)	(1,466)
Recovery, net	7	269	243	570
Ending carrying value, net	$5,703	$4,809	$5,703	$4,809

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
SBA servicing rights impairment
Beginning balance	$7	$1,517	$243	$1,818
Additions	—	—	—	—
Recoveries	(7)	(269)	(243)	(570)
Ending balance	$—	$1,248	$—	$1,248
The fair value of the SBA loan servicing rights, key metrics, and the sensitivity of the fair value to adverse changes in the model inputs and/or assumptions are summarized below.

($ in thousands)	September 30, 2016	December 31, 2015
SBA loan servicing rights
Fair Value	$6,572	$5,887
Composition of loans serviced for others:
Fixed-rate	0.20%	0.05%
Adjustable-rate	99.80%	99.95%
Total	100.00%	100.00%
Weighted average remaining term (years)	19.6	19.7
Modeled prepayment speed	8.62%	9.41%
Decline in fair value due to a 10% adverse change	$(164)	$(181)
Decline in fair value due to a 20% adverse change	(321)	(353)
Weighted average discount rate	12.50%	13.25%
Decline in fair value due to a 10% adverse change	$(228)	$(242)
Decline in fair value due to a 20% adverse change	(439)	(466)
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

Information about the asset quality of SBA loans serviced by the Company is shown in the table below.

	September 30, 2016			Net Charge-offs for the Nine Months Ended September 30, 2016
SBA loans serviced	Unpaid Principal Balance
		Delinquent (days)
(in thousands)		30 to 89	90+
Serviced for others	$283,833	$576	$4,509	$385
Held-for-sale	10,587	—	—	—
Held-for-investment	146,042	2,449	5,428	364
Total SBA loans serviced	$440,462	$3,025	$9,937	$749
Loans serviced for others are not included in the consolidated statements of financial condition as they are not assets of the Company.
Indirect Automobile Loans
The Company purchases, on a nonrecourse basis, consumer installment contracts secured by new and used vehicles purchased by consumers from franchised motor vehicle dealers and select independent dealers. A portion of the indirect automobile loans is sold with servicing retained and the Company receives ongoing servicing fees on the portfolio of loans serviced for others. During the three months ended September 30, 2016 and 2015, the Company sold $64.8 million and $142.1 million in indirect automobile loans, respectively. During the nine months ended September 30, 2016 and 2015, the Company sold $412.6 million and $539.7 million in indirect automobile loans, respectively.
The gain on loan sales, amortization of servicing rights, and ongoing servicing fees are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from indirect lending activities. During the three months ended September 30, 2016 and 2015, the Company recorded gains on sales of indirect automobile loans of $1.2 million and $2.4 million, respectively. During the nine months ended September 30, 2016 and 2015, the Company recorded gains on sales of indirect automobile loans of $7.3 million and $10.3 million, respectively. During the three months ended September 30, 2016 and 2015, the Company recorded servicing fee income of $2.3 million and $2.2 million, respectively. During the nine months ended September 30, 2016 and 2015, the Company recorded servicing fee income of $6.6 million and $6.1 million, respectively.
The table below is an analysis of the activity in the Company’s indirect automobile loan servicing rights:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Indirect automobile loan servicing rights
Beginning carrying value	$8,174	$5,841	$6,820	$3,305
Additions	523	1,219	3,221	4,597
Amortization	(1,068)	(576)	(2,412)	(1,418)
Ending carrying value	$7,629	$6,484	$7,629	$6,484
The Company has not recorded impairment on its indirect automobile loan servicing rights.

The fair value of the indirect automobile loan servicing rights, key metrics, and the sensitivity of the fair value to adverse changes in model inputs and/or assumptions are summarized below.

($ in thousands)	September 30, 2016	December 31, 2015
Indirect loan servicing rights
Fair value	$7,903	$9,803
Composition of loans serviced for others:
Fixed-rate	100.00%	100.00%
Adjustable-rate	—%	—%
Total	100.00%	100.00%
Weighted average remaining term (years)	4.9	5.0
Modeled prepayment speed	20.88%	20.88%
Decline in fair value due to a 10% adverse change	$(219)	$(322)
Decline in fair value due to a 20% adverse change	(429)	(627)
Weighted average discount rate	6.41%	6.87%
Decline in fair value due to a 10% adverse change	$(69)	$(109)
Decline in fair value due to a 20% adverse change	(138)	(215)
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
Information about the asset quality of the indirect automobile loans serviced by the Company is shown in the table below.

	September 30, 2016			Net Charge-offs for the Nine Months Ended September 30, 2016
Indirect automobile loans serviced	Unpaid Principal Balance
		Delinquent (days)
(in thousands)		30 to 89	90+
Serviced for others	$1,152,636	$2,741	$1,753	$1,059
Held-for-sale	150,000	—	—	—
Held-for-investment	1,631,904	3,219	1,843	2,444
Total indirect automobile loans serviced	$2,934,540	$5,960	$3,596	$3,503
Loans serviced for others are not included in the consolidated statements of financial condition as they are not assets of the Company.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis reviews important factors affecting our financial condition at September 30, 2016 compared to December 31, 2015, and compares the results of operations for the three and nine months ended September 30, 2016 and 2015. These comments should be read in conjunction with our consolidated financial statements and accompanying notes appearing in this Quarterly Report on Form 10-Q and the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2015All percentage and dollar variances noted in the following analysis are calculated from the balances presented in the accompanying consolidated financial statements.
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

Selected Financial Data
The following table contains selected consolidated financial data and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and unaudited consolidated financial statements and accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q.

	As of or for the Three Months Ended			As of or for the Nine Months Ended
($ in thousands, except per share data)	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
INCOME STATEMENT DATA:
Interest income	$39,898	$36,806	$29,597	$110,996	$83,599
Interest expense	5,135	4,963	4,460	15,096	10,907
Net interest income	34,763	31,843	25,137	95,900	72,692
Provision for loan losses	2,118	3,128	1,328	5,746	1,254
Noninterest income	39,325	29,971	30,619	94,182	99,352
Noninterest expense	52,167	48,125	40,049	146,850	119,849
Net income	12,515	6,645	9,217	23,701	32,358
PERFORMANCE:
Earnings per common share - basic	$0.48	$0.26	$0.41	$0.94	$1.48
Earnings per common share - diluted	0.48	0.26	0.39	0.92	1.42
Book value per common share	$13.32	$13.17	$12.83	$13.32	$12.83
Tangible book value per common share	12.78	12.60	12.55	12.78	12.55
Cash dividends paid per common share	$0.12	$0.12	$0.10	$0.36	$0.29
Return on average assets	1.15%	0.64%	1.07%	0.76%	1.33%
Return on average shareholders' equity	14.58%	8.07%	12.69%	9.68%	15.56%
Net interest margin	3.46%	3.31%	3.18%	3.35%	3.26%
END OF PERIOD BALANCE SHEET SUMMARY:
Total assets	$4,395,611	$4,281,927	$3,499,465	$4,395,611	$3,499,465
Earning assets	3,982,422	3,860,181	3,237,110	3,982,422	3,237,110
Loans, excluding loans held-for-sale	3,332,311	3,190,707	2,641,814	3,332,311	2,641,814
Total deposits	3,538,908	3,569,606	2,912,038	3,538,908	2,912,038
Shareholders' equity	347,770	335,870	295,286	347,770	295,286
Assets serviced for others	8,926,574	8,699,107	7,777,854	8,926,574	7,777,854
DAILY AVERAGE BALANCE SHEET SUMMARY:
Total assets	$4,329,974	$4,207,171	$3,423,373	$4,161,662	$3,251,132
Earning assets	3,919,996	3,804,751	3,176,957	3,770,245	3,013,603
Loans, excluding loans held-for-sale	3,266,511	3,161,676	2,516,582	3,152,018	2,392,970
Total loans	3,718,341	3,590,929	2,956,109	3,561,643	2,798,024
Total deposits	3,573,131	3,470,966	2,731,407	3,421,511	2,629,670
Shareholders' equity	341,393	331,056	288,220	327,189	277,993
Assets serviced for others	8,807,270	8,480,382	7,521,391	8,484,514	7,125,599
ASSET QUALITY RATIOS:
Net charge-offs, annualized to average loans	—%	0.25%	0.05%	0.23%	0.10%
Allowance to period-end loans	0.89%	0.88%	0.94%	0.89%	0.94%
Nonperforming assets to total loans, ORE and repossessions	1.54%	1.66%	1.86%	1.54%	1.86%
Allowance to nonperforming loans, ORE and repossessions	0.58x	0.53x	0.50x	0.58x	0.50x
SELECTED RATIOS:
Loans to total deposits	94.16%	89.39%	90.72%	94.16%	90.72%
Average total loans to average earning assets	94.86%	94.38%	93.05%	94.47%	92.85%
Noninterest income to revenue	49.64%	44.88%	50.85%	45.90%	54.31%
Leverage ratio	8.48%	8.46%	9.41%	8.48%	9.41%
Common equity tier 1 capital	8.19%	8.18%	8.82%	8.19%	8.82%
Tier 1 risk-based capital	9.31%	9.35%	10.25%	9.31%	10.25%
Total risk-based capital	11.97%	12.06%	13.40%	11.97%	13.40%
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

During 2016 and 2015, we have continued to expand our footprint and customer base with the opening of additional offices to support retail banking, mortgage lending, and indirect automobile lending activities including the commencement of indirect automobile lending activities in Oklahoma, expansion of mortgage lending activities in North and South Carolina, the expansion of our retail branch network in Georgia and northern, eastern and central Florida through acquisitions, and de novo branch openings. Trust and wealth management began operations in July 2014 and continues to grow.
On March 1, 2016, we completed our acquisition of American Enterprise Bankshares, Inc. (“AEB”), the holding company for American Enterprise Bank of Florida, headquartered in Jacksonville, Florida. We acquired AEB for $22.8 million. AEB shareholders received 0.299 shares of Fidelity common stock for each share of AEB common stock, resulting in the issuance of 1,470,068 shares of Fidelity common stock. Under the terms of the acquisition agreement, AEB merged with and into the Company and American Enterprise Bank of Florida merged with and into Fidelity Bank. With this acquisition, we added approximately $208.8 million in assets, $147.4 million in loans, and $181.8 million in deposits and expanded and strengthened our retail branch footprint by adding two branches in the Jacksonville, Florida area.
In addition to the AEB acquisition, we added $280.8 million in assets, including $144.8 million in loans and $266.4 million in deposits and seven branches in October 2015 from the FDIC-assisted acquisition of The Bank of Georgia and $151.7 million in assets, including $29.7 million in loans, and $151.1 million in deposits, from the acquisition of eight branches from First Bank in September 2015.
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
We derive about half of our revenues from noninterest income sources such as service charges on loan and deposit accounts, fees on other products and services and income from mortgage banking, indirect automobile, and SBA activities. The majority of the noninterest income earned from these sources is generated from gains on sales of loans including recognition of loan servicing on the majority of loans sold. The retained servicing obligation generates servicing revenue over the life of the loans sold. The revenue generated from gains on sales of loans and related servicing is partially offset by amortization and possible impairment of the related servicing rights. Servicing rights are amortized in proportion to the estimated future servicing income on the underlying loans sold. Impairment on servicing rights is recorded based on changes in the estimated and actual prepayment speeds and default rates and losses on the underlying loans sold. During the first half of 2016, higher than normal impairment on mortgage servicing rights was recorded as part of noninterest income from mortgage banking activities, however, mortgage servicing rights impairment charges did not extend into the third quarter as we recorded a net impairment recovery of $458,000 for the quarter. The impairment recovery occurred as estimated future prepayment speeds stabilized during the quarter, and subsequently, the estimated remaining life of the servicing income on the underlying loans serviced for others extended slightly. While the impairment charges have been significant year-to-date, we expect the impact to be partially offset in the near term by an increase in refinance loan production driven by falling mortgage rates.
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
Financial Performance
We recorded net income for the three months ended September 30, 2016 of $12.5 million compared to $9.2 million for the same period in 2015, an increase of $3.3 million, or 35.8%. For the nine months ended September 30, 2016, we recorded net income of $23.7 million compared to $32.4 million for the same period in 2015, a decrease of $8.7 million, or 26.8%.
Basic and diluted earnings per common share for the three months ended September 30, 2016 were $0.48, compared to $0.41 and $0.39, respectively, for the same period last year. Basic and diluted earnings per common share for the nine months ended September 30, 2016 were $0.94 and $0.92, compared to $1.48 and $1.42, respectively, for the same period last year.
The primary driver of the increase in three month net income was the year over year increase in average earning assets of $843.3 million, or 26.6%, over the past twelve months, primarily due to assets added through acquisition of $489.6 million, as well as organic loan growth.
The year over year decrease in the nine month net income was primarily the result of an increase in the provision for loan losses of $4.5 million. In addition, the increase of $27.0 million in noninterest expense outpaced the net increase in total revenue of $22.2 million as noninterest income decreased by $5.2 million.

On a linked-quarter basis, net income increased by $5.9 million, or 88.3%, as total revenue increased by $12.4 million, or 18.6%, the provision for loan losses decreased by $1.0 million, and noninterest expense increased by $4.0 million, or 8.4%, representing an improvement in operating leverage.
Results of Operations
Net Interest Income
Interest Income
Interest income was $39.9 million and $111.0 million for the quarter and nine months ended September 30, 2016, an increase of $10.3 million and $27.4 million, or 34.8% and 32.8%, respectively, as compared to the same periods in 2015. Year over year, average loans for the quarter and nine months increased by $762.2 million and $763.6 million, or 25.8% and 27.3%, respectively, as compared to the same periods a year ago, which was the primary reason for the increase in interest income.
Interest income also increased compared to the prior year due to the increase in the yield on loans of 29 and 17 basis points for the quarter and nine months ended September 30, 2016 to 4.12% and 4.01%, respectively. Discount accretion on acquired loans contributed 19 and 18 basis points of the increase in loan yields for the quarter and nine months, respectively. The remainder of the increase was attributable to a combination of fluctuations in prepayment penalties on commercial loans and dealer reserve amortization on indirect loans which was partially offset by slightly lower contractual loan yields as new loans, on average, have been originated at lower yields over the previous twelve months.
On a linked-quarter basis, interest income increased by $3.1 million, or 8.4%, primarily due to the increase in average loans during the quarter of $127.4 million, or 3.5%, mainly in the consumer loan portfolio. The increase in interest income was also driven by an increase in the yield on loans of 17 basis points. Increased discount accretion on acquired loans due to resolution of problem assets and loan payoffs during the quarter contributed 3 basis points to the increase. The remainder of the increase was attributable to fluctuations in prepayment penalties on commercial loans, dealer reserve amortization on indirect loans and reversal of interest in the second quarter on newly-classified nonaccrual loans.
Interest Expense
Interest expense was $5.1 million and $15.1 million for the three and nine months ended September 30, 2016, an increase of $675,000 and $4.2 million, or 15.1% and 38.4%, respectively, as compared to the same periods in 2015. A combination of organic growth and deposits added through recent acquisitions resulted in a year over year increase of $513.8 million in average interest bearing deposits. For the quarter, the increase in interest expense due to larger average deposit balances was offset by a decrease in the rate paid on interest-bearing accounts, primarily time deposits, which decreased by 8 basis points as compared to the same quarter a year ago. For the nine months, interest expense also increased due to the issuance of the subordinated debt in May 2015 which added approximately $1.8 million in interest expense in 2016 compared to 2015.
On a linked-quarter basis, interest expense was relatively flat, increasing by $172,000, or 3.5%, due to slight increases in the rate paid on average interest-bearing liabilities.
Net Interest Margin
The net interest margin was 3.46% and 3.35% for the three and nine months ended September 30, 2016, as compared to 3.18% and 3.26%, respectively, for the same periods in 2015. Net interest income (tax equivalent) rose to $34.9 million and $96.2 million or increases of 37.6% and 31.3%, respectively, as compared to the same periods in 2015.
The increase in the net interest margin of 28 and 9 basis points, respectively, as compared to the same periods in 2015, occurred primarily due to higher loan yields. Higher discount accretion on acquired loans contributed 19 and 18 basis points to loan yields for the three and nine months, respectively, with fluctuations in other loan fees and costs making up the remainder of the difference as further described in the “Interest Income” section above.
The remainder of the change in the net interest margin was the result of changes in interest costs. For the quarter, a decrease of 4 basis points in interest cost occurred, as compared to the same period a year ago, as time deposits renewed at lower market rates. For the nine months, the interest cost increased by 7 basis points due to the issuance of the subordinated debt in May of 2015 which carries a higher interest cost than the average cost of funds.
The increase in the level of net interest income (tax equivalent) for the three and nine months ended September 30, 2016, as compared to the same periods in the prior year, occurred primarily due to an increase in the level of average earning assets of $843.3 million and $837.5 million, or 26.6% and 27.9%, respectively, due to a combination of organic growth and acquisitions over the past year. The remainder of the increase in net interest income for the quarter occurred as the loan yield increased and interest cost decreased for the reasons noted above.
On a linked-quarter basis, the net interest margin increased by 15 basis points, primarily due to higher yields on acquired loans, which was partially offset by a slight increase in the rate paid on interest-bearing liabilities. See further discussion in “Interest Income” and “Interest Expense” sections above.

Average Balances, Interest and Yields (Unaudited)

	For the Three Months Ended
	September 30, 2016			September 30, 2015
($ in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans, net of unearned income(1)	$3,718,341	$38,541	4.12%	$2,956,109	$28,567	3.83%
Investment securities(1)	177,049	1,318	2.96%	163,523	1,201	2.91%
Other earning assets	112,757	149	0.53%	45,265	27	0.24%
Total interest-earning assets	4,008,147	40,008	3.97%	3,164,897	29,795	3.73%
Noninterest-earning assets:
Cash and due from banks	29,400			15,101
Allowance for loan losses	(28,108)			(23,830)
Premises and equipment, net	88,292			66,709
Other real estate	17,714			15,866
Other assets	214,529			184,630
Total assets	$4,329,974			$3,423,373

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand	$1,151,152	$744	0.26%	$881,456	$548	0.25%
Savings	370,011	322	0.35%	308,503	266	0.34%
Time deposits	1,047,044	2,270	0.86%	864,472	2,052	0.94%
Total interest-bearing deposits	2,568,207	3,336	0.52%	2,054,431	2,866	0.55%
Other borrowings	258,139	345	0.53%	254,558	179	0.28%
Subordinated debt	120,415	1,454	4.80%	120,279	1,415	4.67%
Total interest-bearing liabilities	2,946,761	5,135	0.69%	2,429,268	4,460	0.73%
Noninterest-bearing liabilities and shareholders' equity:
Demand deposits	1,004,924			676,976
Other liabilities	36,896			28,909
Shareholders' equity	341,393			288,220
Total liabilities and shareholders’ equity	$4,329,974			$3,423,373
Net interest income/spread		$34,873	3.28%		$25,335	3.00%
Net interest margin			3.46%			3.18%

(1)Interest income includes the effect of taxable equivalent adjustment using a 35% tax rate

	For the Nine Months Ended
	September 30, 2016			September 30, 2015
($ in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans, net of unearned income(1)	$3,561,643	$106,850	4.01%	$2,798,025	$80,437	3.84%
Investment securities(1)	184,271	4,158	3.01%	162,568	3,718	3.06%
Other earning assets	94,190	334	0.47%	42,017	53	0.17%
Total interest-earning assets	3,840,104	111,342	3.87%	3,002,610	84,208	3.75%
Noninterest-earning assets:
Cash and due from banks	29,296			14,996
Allowance for loan losses	(27,281)			(24,282)
Premises and equipment, net	86,314			63,191
Other real estate	19,025			18,786
Other assets	214,204			175,831
Total assets	$4,161,662			$3,251,132

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand	$1,111,018	$2,160	0.26%	$846,090	$1,495	0.24%
Savings	362,014	910	0.34%	306,495	768	0.34%
Time deposits	1,039,450	6,742	0.87%	832,423	5,778	0.93%
Total interest-bearing deposits	2,512,482	9,812	0.52%	1,985,008	8,041	0.54%
Other borrowings	251,505	950	0.50%	236,213	517	0.29%
Subordinated debt	120,372	4,334	4.81%	80,192	2,349	3.92%
Total interest-bearing liabilities	2,884,359	15,096	0.70%	2,301,413	10,907	0.63%
Noninterest-bearing liabilities and shareholders' equity:
Demand deposits	909,029			644,662
Other liabilities	41,085			27,064
Shareholders' equity	327,189			277,993
Total liabilities and shareholders’ equity	$4,161,662			$3,251,132
Net interest income/spread		$96,246	3.17%		$73,301	3.12%
Net interest margin			3.35%			3.26%

(1)Interest income includes the effect of taxable equivalent adjustment using a 35% tax rate

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
The provision for loan losses was $2.1 million and $5.7 million for the three and nine months ended September 30, 2016, respectively, compared to a provision expense of $1.3 million for the same periods in 2015. The loan portfolio held for investment experienced organic growth of $288.0 million and $352.0 million during the nine months ended September 30, 2016 and 2015, respectively, while the trend in historical net charge-offs has been low. Recoveries in the prior year partially offset the provision for loan losses required as a result of portfolio growth.
On a linked-quarter basis, the provision for loan losses decreased by $1.0 million, mainly as the result of a decrease of $2.5 million in net charge-offs compared to the previous quarter, partially offset by the provision required for loan growth during the quarter.
The following schedule summarizes the changes in the allowance for loan losses for the periods indicated.

	As of or for the Nine Months Ended September 30,
($ in thousands)	2016	2015
Balance at beginning of period	$26,464	$25,450
Net (charge-offs)/recoveries:
Commercial	(1,227)	(660)
Construction	1,911	1,075
Consumer	(2,410)	(2,015)
Mortgage	(128)	(181)
Total net charge-offs	(1,854)	(1,781)
Decrease in FDIC indemnification asset	(619)	(173)
Provision for loan losses(1)	5,746	1,254
Balance at end of period	$29,737	$24,750
Annualized ratio of net charge-offs to average loans outstanding, net	0.23%	0.10%
Allowance for loan losses as a percentage of loans	0.89%	0.94%
Allowance for loan losses as a percentage of loans, excluding acquired loans (2)	0.98%	0.95%
(1)Net of benefit attributable to FDIC indemnification asset
(2)Excludes the recorded investment of acquired loans, due to valuation calculated at acquisition
Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio at September 30, 2016.
Noninterest Income
The categories of noninterest income, and the dollar and percentage change between periods, are as follows.

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Service charges on deposit accounts	$1,530	$1,230	$300	24.4%	$4,333	$3,508	$825	23.5%
Other fees and charges	2,305	1,327	978	73.7	5,829	3,767	2,062	54.7
Mortgage banking activities	30,091	20,799	9,292	44.7	64,113	66,734	(2,621)	(3.9)
Indirect lending activities	2,388	4,037	(1,649)	(40.8)	11,434	15,047	(3,613)	(24.0)
SBA lending activities	1,202	1,494	(292)	(19.5)	4,329	3,788	541	14.3
Bank owned life insurance	968	496	472	95.2	1,916	1,488	428	28.8
Securities gains	296	—	296	100.0	578	—	578	100.0
Other	545	1,236	(691)	(55.9)	1,650	5,020	(3,370)	(67.1)
Total noninterest income	$39,325	$30,619	$8,706	28.4%	$94,182	$99,352	$(5,170)	(5.2)%
Noninterest income was $39.3 million and $94.2 million for the three and nine months ended September 30, 2016, respectively, an increase of $8.7 million, or 28.4%, and a decrease of $5.2 million, or 5.2%, respectively, as compared to the same periods in 2015.

The year over year increase of $8.7 million for the quarter occurred primarily due to the net increase in noninterest income from mortgage banking activities of $9.3 million, or 44.7%, and an increase in service charges and fees of $1.3 million, or 50.0%. These increases were partially offset by a net decrease of $1.6 million, or 40.8%, in noninterest income from indirect lending activities.
Mortgage production income, a component of mortgage banking activities, was $29.2 million in the third quarter of 2016, a $7.7 million, or 35.9%, increase over the same period in 2015. All components of mortgage production income, which includes marketing gains and origination points and fees, experienced increases. Higher marketing gains were driven primarily from increased production and by increased margins. Total mortgage production was $828.1 million in the third quarter, an increase of $124.5 million, or 17.6%, compared to the same period in the prior year.
Mortgage servicing revenue, a component of mortgage banking activities, increased by $837,000, or 20.6%, for the quarter, as compared to the same period in 2015, as the portfolio of mortgage loans serviced for others increased from $6.4 billion to $7.5 billion, or 17.1%, year over year. More stable mortgage rates in the third quarter of 2016 resulted in a net recovery of MSR impairment during the quarter as compared to net MSR impairment of $2.2 million for the same period in 2015.
The decrease of $5.2 million in noninterest income for the nine months ended September 30, 2016 occurred primarily due to a decrease of $3.6 million, or 24.0%, in noninterest income from indirect lending activities, primarily the result of lower loan sales volume and slightly lower pricing in 2016 than for the same periods in 2015.
Mortgage banking activities decreased $2.6 million or 3.9%, for the nine months ended September 30, 2016 compared to the prior comparable period, due to higher than usual non-cash MSR impairment charges in the first two quarters of 2016, which was partially offset by increased mortgage production revenue.
The net increase in service charges and fees for the three and nine months occurred primarily as additional fees have been generated in 2016 due to the volume of deposit accounts, including new accounts from organic growth and accounts added through acquisition, partially offset by year over year fluctuations in other income, mainly due to timing of gains on sale of ORE.
On a linked quarter basis, noninterest income increased by $9.4 million, or 31.2%, largely due to a net increase in income from mortgage banking activities of $10.8 million, or 56.0%. The increase was largely driven by a $9.0 million swing in MSR impairment as a net recovery of MSR impairment was recorded during the quarter. Marketing gains also increased as mortgage production grew to $828.1 million for the third quarter as compared to mortgage production of $815.1 million for the second quarter.
Noninterest Expense
The categories of noninterest expense, and the dollar and percentage change between periods, are as follows.

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Salaries and employee benefits	$24,224	$17,800	$6,424	36.1%	$70,876	$56,290	$14,586	25.9%
Commissions	9,450	7,270	2,180	30.0%	24,393	21,224	3,169	14.9%
Occupancy, net	4,597	4,270	327	7.7%	12,994	11,206	1,788	16.0%
Communication	1,328	1,083	245	22.6%	3,673	3,133	540	17.2%
Other	12,568	9,626	2,942	30.6%	34,914	27,996	6,918	24.7%
Total noninterest expense	$52,167	$40,049	$12,118	30.3%	$146,850	$119,849	$27,001	22.5%
Noninterest expense was $52.2 million and $146.9 million, respectively, for the three and nine months ended September 30, 2016, an increase of $12.1 million and $27.0 million, or 30.3% and 22.5%, as compared to the same periods in 2015, mostly due to increased expenses associated with organic growth as well as recent acquisitions. Non-continuing acquisition costs of approximately $500,000 and $2.0 million were included in noninterest expenses for the three and nine months ended September 30, 2016, as the AEB system conversion was completed in July 2016 and The Bank of GA system conversion was completed in March of 2016.
Salaries and benefits increased by $6.4 million and $14.6 million, or 36.1% and 25.9%, respectively, for the quarter and nine months ended September 30, 2016, as compared to the same periods in 2015. The approximate growth in the number of full-time equivalent employees of 200, or 15%, over the past year was the primary driver of the increase in salaries and benefits. Annual cost of living adjustments also contributed to the increase as well as an increase of $1.3 million and $3.6 million in employer taxes and employee benefits for the quarter and nine months, respectively, as compared to the same period in the prior year. The majority of the increase in benefits resulted from an increase in medical premiums, representing an increase in both number of employees and the increased cost of employer-paid benefits.
Commissions increased by $2.2 million and $3.2 million, or 30.0% and 14.9%, respectively, for the quarter and nine months ended September 30, 2016, due to increases in mortgage loan production.
The increase in occupancy expense of $327,000 and $1.8 million, or 7.7% and 16.0%, respectively, for the quarter and nine months ended September 30, 2016, was primarily due to an increase in the number of branches, mainly from recent acquisitions.
Other noninterest expense increased by $2.9 million and $6.9 million, or 30.6% and 24.7%, for the quarter and nine months ended September 30, 2016. Of this increase, outside service fees increased by $1.3 million and $3.4 million, respectively, primarily due to outside services contracted for maintenance and operations and legal fees for mergers and acquisitions. ORE expenses, including writedowns and carrying costs, contributed $601,000 and $586,000, respectively, to the increase.
On a linked-quarter basis, total noninterest expense increased by $4.0 million, or 8.4%. Increases in commissions and incentives included in salaries and employee benefits drove approximately $1.8 million of the increase as compared to the prior quarter. Occupancy expense increased by $584,000, or 14.6%, as amounts for hardware and software to complete the AEB system conversion were incurred. An increase of $1.0 million in ORE writedowns and administration expenses and an increase of $560,000 in amounts paid for services provided by third party vendors (including amounts paid to execute the AEB system conversion) also contributed to the increase in noninterest expense for the quarter.
Income Tax Expense
Income tax expense was $7.3 million and $13.8 million, respectively, for the three and nine months ended September 30, 2016, an increase of $2.1 million, or 41.2%, and a decrease of $4.8 million, or 25.8%, as compared to the same periods in 2015. The primary driver of these changes was the level of pre-tax income reported for each period. The effective tax rate for the three and nine months ended September 30, 2016 was 36.8%, as compared to 35.9% and 36.5% for the three and nine month periods in the prior year.
The increase in the effective tax rate in 2016 occurred as a result of net lower favorable permanent differences in 2016 due to nondeductible merger expenses incurred in 2016 related to the AEB stock acquisition.
Financial Condition
Total assets grew to $4.4 billion at September 30, 2016, an increase of $546.5 million, or 14.2%, compared to December 31, 2015, primarily as a result of organic loan growth as well as assets added from the AEB acquisition. The increase in total assets during the first nine months of 2016 was primarily driven by organic loan growth.
Asset growth in 2016 has also been driven by the March 1, 2016 acquisition of American Enterprise Bankshares, Inc. (“AEB”), the holding company for American Enterprise Bank of Florida, a Jacksonville, Florida-based community bank. AEB merged with and into the Company and American Enterprise Bank of Florida merged with and into Fidelity Bank. With this acquisition, the Company added approximately $208.8 million in assets, including $40.7 million in cash and securities, $147.4 million in loans, and $181.8 million in deposits, $7.1 million in premises and equipment, $13.3 million in other assets consisting primarily of $1.3 million in core deposit intangible, $5.9 million in deferred tax assets and $5.2 million in goodwill. The Company projects cost savings will be recognized in future periods once the conversion and integration activities related to the acquisition are completed.
The Company accounts for its acquisitions as business combinations. As such, the purchase price for the AEB acquisition has been allocated to the fair value of the assets acquired and liabilities assumed as of the acquisition date.
Loans
Total loans held for investment grew to $3.3 billion at September 30, 2016, an increase of $435.4 million, or 15.0%, compared to December 31, 2015, primarily as a result of acquisitions and organic growth.
The majority of the increase occurred in the consumer loan portfolio, primarily indirect automobile loans, which grew by $182.4 million, or 12.6%, as strong loan originations outpaced the volume of loan sales.
Loan Servicing Rights
Gross servicing rights increased by $8.9 million, or 9.3%, compared to December 31, 2015, as residential mortgage, SBA and indirect auto loan sales continued.
For the three and nine months ended September 30, 2016, mortgage servicing rights fluctuated, resulting in an impairment recovery of $458,000 and impairment charge of $12.8 million, a change of $2.6 million and $10.7 million, respectively, as compared to the same periods in 2015. MSR impairment charges booked during the first half of 2016 did not extend to the third quarter and as a result, $458,000 in net MSR impairment recovery was recorded during the quarter. The impairment recovery occurred as estimated future prepayment speeds stabilized during the quarter, and subsequently, the estimated remaining life of the servicing income on the underlying loans serviced for others extended slightly.

Asset Quality
The following schedule summarizes our asset quality as of or for the three months ended for the dates indicated.

($ in thousands)	September 30, 2016	December 31, 2015	September 30, 2015
NONPERFORMING ASSETS
Nonaccrual loans	$32,796	$27,128	$29,374
Loans past due 90 days or more and still accruing	—	1,284	3,968
Repossessions	1,747	1,561	1,435
Other real estate (ORE)	16,926	18,677	14,707
Nonperforming assets	$51,469	$48,650	$49,484
NONPERFORMING ASSET RATIOS
Loans 30-89 days past due	$5,821	$9,353	$7,018
Loans 30-89 days past due to loans	0.17%	0.32%	0.27%
Loans past due 90 days or more and still accruing to loans	—%	0.04%	0.15%
Nonperforming assets to loans, ORE, and repossessions	1.54%	1.67%	1.86%
ASSET QUALITY RATIOS
Classified Asset Ratio (1)	21.44%	25.77%	17.56%
Nonperforming loans as a % of loans	0.98%	0.98%	1.26%
ALL to nonperforming loans	90.68%	93.14%	74.23%
Net charge-offs, annualized to average loans	—%	0.18%	0.05%
ALL as a % of loans	0.89%	0.91%	0.94%
ALL as a % of loans, excluding acquired loans(4)	0.98%	0.96%	0.95%
CLASSIFIED ASSETS
Classified loans (2)	$67,826	$74,781	$47,906
ORE and repossessions	16,792	17,125	12,750
Total classified assets (3)	$84,618	$91,906	$60,656

(1)Classified asset ratio is defined as classified assets as a percentage of Tier 1 capital plus allowance for loan losses.
(2)Amount of SBA guarantee included	$8,665	$4,680	$3,970
(3)Classified assets include loans having a risk rating of substandard or worse, both accrual and nonaccrual, repossessions and ORE, net of loss share.
(4)Allowance calculation excludes the recorded investment of acquired loans, due to valuation calculated at acquisition
The Bank had $17.1 million in troubled debt restructured loans at September 30, 2016, of which $11.9 million were accruing loans and $5.2 million are on nonaccrual and included in nonperforming assets in the table above.
The increase in nonperforming assets of $3.2 million from December 31, 2015 to September 30, 2016 was mainly due to an increase in nonaccrual loans, mainly due to loans acquired in the AEB acquisition. This increase was partially offset by a $1.8 million decrease in ORE property, primarily due to a writedown of ORE for the year of $1.0 million.
Management believes it has been proactive in charging down and charging off these nonperforming assets as appropriate. Management's assessment of the overall loan portfolio is that loan quality and performance have improved in recent years. Management is being aggressive in evaluating credit relationships and proactive in addressing problems.
When a loan is classified as nonaccrual, to the extent collection is in question, previously accrued interest is reversed and interest income is reduced by the interest accrued in the current year. If any portion of the accrued interest was accrued in a previous period, accrued interest is reversed. If such nonaccrual loans had been on a full accrual basis, interest income on these loans for the nine months ended September 30, 2016 would have been $1.1 million.
Mortgage Recourse Liability
During the last five years ended September 30, 2016, the Company has sold over 47,000 loans with a principal balance of approximately $11.4 billion. As seller, the Company has made various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance with origination criteria established by the purchasers. In the event of a breach of these representations and warranties, the Company is obligated to repurchase loans with identified defects and/or to indemnify the purchasers. Some of these conditions include underwriting errors or omissions, fraud or material misstatements, and invalid collateral values. The contractual obligation arises only when the breach of representations and warranties is discovered and repurchase/indemnification is demanded. Generally, the maximum amount the Company would be required to pay would be equal to the unpaid principal balance of such loans that are deemed to have defects that were sold to purchasers, plus accrued interest, return of the premium received at the time of the loan sale, and reimbursement of certain expenses. To date, the claims to the Company from the purchasers to be paid upon repurchase or paid because of indemnification have been insignificant. In addition, the Company’s loan sale contracts define a condition in which the borrower defaults during a short period of time as an early payment default (“EPD”). In the event of an EPD, the Company may be required to return the premium paid for the loan, pay certain administrative fees, and may be required to repurchase the loan or indemnify the purchaser unless an EPD waiver is obtained.
Management recognizes the potential risk from costs related to breaches of representations and warranties made in connection with residential loan sales and subsequent required repurchases, indemnifications, and EPD claims. As a result, the Company has established a liability to cover potential costs related to these events based on historical experience, adjusted for any risk factors not captured in the historical losses, current business volume, and known claims outstanding. The recourse liability totaled $1.4 million at September 30, 2016 and December 31, 2015. Management believes this amount is adequate for potential exposure related to loan sale indemnification, repurchase loans, and EPD claims. Management will continue to monitor the adequacy of the reserve level and may decide that further additions to the reserve are appropriate. However, there can be no assurance that the current balance of this reserve will prove sufficient to cover actual future losses.
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
Deposits
Total deposits at September 30, 2016, of $3.5 billion increased $359.4 million, or 11.3%, compared to December 31, 2015, due to growth in non-interest bearing demand deposits of $189.4 million or 24.1%, interest-bearing demand and money market accounts of $135.4 million, or 13.0%, and time deposits of $89.0 million, or 19.1%. The increase in deposits is mainly due to organic growth and $181.8 million in deposits added from the AEB acquisition.
The majority of the $189.4 million increase in noninterest bearing demand deposits occurred due to increased volume in commercial business accounts, with the acquisition of AEB in March 2016 accounting for $64.4 million of the increase. During 2016, the Bank continued its deposit marketing program, increasing the number of demand deposit accounts.
Money market and interest-bearing demand deposits grew by $135.4 million, or 13.0%, compared to December 31, 2015. Of the growth in this category, $68.7 million was due to the AEB acquisition and $62.7 million was due to organic growth.
The following table summarizes average deposit composition and average rate paid for the periods presented.

	For the Three Months Ended
	September 30, 2016			June 30, 2016			September 30, 2015
($ in millions)	Average Amount	Rate	Percent of Total Deposits	Average Amount	Rate	Percent of Total Deposits	Average Amount	Rate	Percent of Total Deposits
Noninterest-bearing demand deposits	$1,004.9	—%	28.1%	$932.4	—%	26.9%	$677.0	—%	24.8%
Interest-bearing demand deposits	1,151.2	0.26%	32.2%	1,129.2	0.26%	32.5%	881.5	0.25%	32.3%
Savings deposits	370.0	0.35%	10.4%	355.8	0.32%	10.2%	308.5	0.34%	11.3%
Time deposits	1,047.0	0.86%	29.3%	1,053.5	0.84%	30.4%	864.5	0.94%	31.6%
Total average deposits	$3,573.1	0.37%	100.0%	$3,470.9	0.37%	100.0%	$2,731.5	0.42%	100.0%

	For the Nine Months Ended
	September 30, 2016			September 30, 2015
($ in millions)	Average Amount	Rate	Percent of Total Deposits	Average Amount	Rate	Percent of Total Deposits
Noninterest-bearing demand deposits	$909.0	—%	26.6%	$644.7	—%	24.5%
Interest-bearing demand deposits	1,111.0	0.26%	32.5%	846.1	0.24%	32.2%
Savings deposits	362.0	0.34%	10.6%	306.5	0.34%	11.6%
Time deposits	1,039.5	0.87%	30.3%	832.4	0.93%	31.7%
Total average deposits	$3,421.5	0.38%	100.0%	$2,629.7	0.41%	100.0%
Average core deposits, including noninterest-bearing demand deposits, grew by $327.9 million and $72.5 million, or 48.4% and 7.8%,

compared to the same quarter in 2015 and the previous quarter in 2016, respectively, mainly due to growth in the number and volume of commercial accounts as well as through the acquisition of branch deposits.
Borrowings
Short-term borrowings increased by $142.9 million, or 68.1%, compared to December 31, 2015, primarily as a result of fluctuations in short-term liquidity needs which the Bank manages through short-term FHLB advances and Fed funds purchased.
Liquidity and Capital Resources
Market and public confidence in our financial strength and that of financial institutions in general largely determines the access to appropriate levels of liquidity. This confidence is significantly dependent on our ability to maintain sound credit quality and the ability to maintain appropriate levels of capital resources.
We define liquidity as the ability to generate sufficient cash flows to support our operations and to meet our obligations at a reasonable cost and on a timely basis including repayment of borrowings, anticipated customer demands for funds under credit commitments and deposit withdrawals by customers. Liquidity risk is the risk to earnings or capital if we are unable to fulfill our obligations as they become due. Liquidity risk can also develop if we fail to timely recognize or address changes in market conditions that affect our ability to obtain adequate funding to continue to operate on a profitable basis.
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
Sources of the Bank’s liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities; investment securities eligible for sale or pledging to secure borrowings from dealers and customers pursuant to securities sold under agreements to repurchase; loan repayments; loan sales; deposits and certain interest-sensitive deposits; brokered deposits; a collateralized line of credit at the Federal Reserve Bank of Atlanta (“FRB”) Discount Window; a collateralized line of credit from the Federal Home Loan Bank of Atlanta (“FHLB”); and, to a lesser extent, borrowings under unsecured overnight Federal funds lines available from correspondent banks. The principal demands for liquidity are new loans, anticipated fundings under credit commitments to customers and deposit withdrawals. Substantially all of FSC’s liquidity is obtained from capital raises and dividends from its wholly-owned subsidiaries, LionMark Insurance Company and the Bank, which are limited by applicable law.
Management seeks to maintain a stable net liquidity position while optimizing operating results, as reflected in net interest income, the net yield on interest-earning assets and the cost of interest-bearing liabilities in particular. Our Asset Liability Management Committee (“ALCO”), which includes the CEO and senior management representatives, manages our liquidity risk. ALCO meets monthly to review the current and projected net liquidity positions and to review actions taken by management to achieve this liquidity objective. The Board of Directors also reviews performance against internal liquidity benchmarks on at least a quarterly basis. Managing the levels of total liquidity, short-term liquidity, and short-term liquidity sources continues to be an important and complex exercise because of the coordination of the projected mortgage, SBA and indirect automobile loan production and sales, loans held-for-sale balances, and individual loans and pools of loans sold anticipated to fluctuate during the year.
Our loans held for sale are considered highly liquid. The majority of commitments to purchase mortgage loans held-for-sale will be funded within one month of the loan closing. The majority of these loans are conforming residential mortgage loans sold to GNMA, FNMA and FHLMC. Other categories of loans held for sale include indirect automobile loans purchased from motor vehicle dealers and the government-guaranteed portion of SBA loans.
Shareholders’ Equity
Shareholders’ equity was $347.8 million at September 30, 2016, and $301.5 million at December 31, 2015. The increase of $46.3 million in shareholders’ equity during the nine months ended September 30, 2016 was partially attributable to the common stock issued in the AEB acquisition and the warrant exercise. Total consideration of $22.8 million was issued in the AEB transaction and $2.7 million was added through the warrant exercise. In addition, net income earned during the nine months of 2016 of $23.7 million increased shareholders' equity, which was partially offset by cash dividends declared on common shares during 2016 of $9.1 million. The remainder of the increase is attributable to stock issued through employee programs.
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
At December 31, 2015, one investor had a warrant to purchase 1,000,000 shares of our common stock, which has been fully exercised during 2016.
On April 3, 2014, we filed a shelf registration with the SEC for up to $100 million of common stock, preferred stock, warrants, or debt securities, to be issued from time to time for general corporate purposes which may include funding bank and non-bank subsidiaries, financing business expansion, or refinancing or extending the maturity of debt obligations and investments at the holding company level. As of September 30, 2016, the Company had not utilized the shelf registration.
Capital Ratios
FSC is regulated by the Board of Governors of the Federal Reserve Board and is subject to the securities registration and public reporting regulations of the SEC. The Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Georgia Department of Banking and Finance.
The Bank must comply with regulatory capital requirements established by its regulators. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. These capital standards require us to maintain minimum ratios of “Tier 1” capital to total risk-weighted assets and total capital to risk-weighted assets of 6.00% and 8.00%, respectively. Tier 1 capital is comprised of total shareholders’ equity calculated in accordance with generally accepted accounting principles, excluding accumulated other comprehensive income, less intangible assets and disallowed portions of our loan servicing rights, and total capital is comprised of Tier 1 capital plus certain adjustments, the largest of which is our qualifying subordinated debt, as well as the allowable portion of the allowance for loan losses. Risk-weighted assets refer to our on- and off-balance sheet exposures, adjusted for their related risk levels using formulas set forth in FDIC regulations.
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
Prompt Corrective Action
In July 2013, the final rules implementing the BCBS's Basel III capital guidelines increased regulatory capital requirements of U.S. banking organizations in a manner that more closely reflected risk exposures, and brought the regulatory capital framework into compliance with Basel III. The final rules revise the level at which the Bank becomes subject to corrective action. The federal banking agencies have broad powers with which to require companies to take prompt corrective action to resolve problems of insured depository institutions that do not meet minimum capital requirements. The law establishes five capital categories for this purpose: (i) well-

capitalized, (ii) adequately capitalized, (iii) undercapitalized, (iv) significantly undercapitalized, and (v) critically undercapitalized. The final rules amended the thresholds in the prompt corrective action framework to reflect the higher capital ratios required. Under the final rules, to be considered well-capitalized, an institution generally must have risk-based Total capital and Tier 1 capital ratios of at least 10% and 6%, respectively, and must not be subject to any order or written directive to meet and maintain a specific capital level for any capital measure. To be considered “adequately capitalized,” we are subject to minimum CET1, Tier 1 capital, and Total capital ratios of 4.50%, 6.00%, and 8.00%, respectively. While the prompt corrective action rules apply to banks and not bank holding companies, the FRB is authorized to take actions at the holding company level. Failure to meet applicable capital standards could subject the bank holding company or financial institution to a variety of enforcement remedies available to the federal regulatory authorities. These include limitations on the ability to pay dividends, the issuance by the regulatory authorities of a capital directive to increase capital, and the termination of deposit insurance by the FDIC. FSC is not subject to the provisions of prompt corrective action.
At September 30, 2016, the Bank’s capital ratios exceeded the regulatory minimum ratios discussed above. The following table presents the Bank's capital ratios and the minimum regulatory requirements:

		Minimum Regulatory Requirement
	Fidelity Bank	Adequately Capitalized	Well Capitalized
Common equity Tier 1 risk-based capital ratio	8.44%	4.50%	6.50%
Tier 1 risk-based capital ratio	8.83%	6.00%	8.00%
Total risk-based capital ratio	11.78%	8.00%	10.00%
Leverage capital ratio	8.04%	4.00%	5.00%
Dividends
On October 21, 2016, we declared a cash dividend of $0.12 per share, payable on November 15, 2016, to common shareholders of record as of November 2, 2016. In April and July of 2016, we declared cash dividends of $0.12 per share, for a total of $0.36 per share for the nine months ended September 30, 2016.
Future dividends require a quarterly review of current and projected earnings for the remainder of 2016 in relation to capital requirements prior to the determination of the dividend, and be subject to regulatory restrictions under applicable law. The Board of Directors for both the Bank and the Company will review on a quarterly basis whether to declare and pay dividends for the remainder of 2016, with the declared and paid dividend consistent with current regulatory limitations, earnings, capital requirements, and forecasts of future earnings.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company's management supervised and participated in an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on, and as of the date of, that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to various legal proceedings such as claims and lawsuits arising in the course of our normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of September 30, 2016 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our business, results of operations or financial condition.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	(a)		(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 2016	20,084	*	$16.56	—	$10,000,000
August 2016	—		—	—	10,000,000
September 2016	—		—	—	10,000,000
Total	20,084		$16.56	—	$10,000,000
*These shares were repurchased under arrangements, authorized by the 2006 Equity Incentive Plan, whereby officers or directors may sell previously owned shares to the Company in order to pay for income taxes owed on vesting shares of restricted stock. These shares are not purchased under the plan to repurchase 10,000,000 shares announced in April 2014.
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

FIDELITY SOUTHERN CORPORATION
(Registrant)
Date:	November 9, 2016	BY:	/s/ JAMES B. MILLER, JR.
James B. Miller, Jr.
Chief Executive Officer
Date:	November 9, 2016	BY:	/s/ STEPHEN H. BROLLY
Stephen H. Brolly
Chief Financial Officer