Form 10-K
period 2016-12-31
FIDELITY SOUTHERN CORP
filed 2017-03-14
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the registrant) as of June 30, 2016 (based on the price the Common Stock was last sold on June 30, 2016 on the NASDAQ Global Select Market System), was $335,430,343.
At March 6, 2017, there were 26,354,790 shares of Common Stock outstanding, without stated par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Shareholders are incorporated by reference into Part III.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
Report on Form 10-K
December 31, 2016

(1) All or portions of this item are incorporated by reference to the Registrant's Definitive Proxy Statement for the 2017 Annual Meeting of Shareholders.

PART I
Item 1.    Business
General
Fidelity Southern Corporation (“FSC” or “Fidelity”) is a bank holding company headquartered in Atlanta, Georgia. We conduct operations primarily through Fidelity Bank, a state chartered wholly-owned subsidiary bank (the “Bank”). The Bank was organized as a national banking corporation in 1973 and converted to a Georgia chartered state bank in 2003. LionMark Insurance Company (“LionMark”) is a wholly-owned subsidiary of FSC and is an insurance agency offering consumer credit related insurance products. FSC also owns three subsidiaries established to issue trust preferred securities. The “Company,” “we,” or “our,” as used herein, includes FSC and its subsidiaries, unless the context otherwise requires.
FSC is a legal entity separate and distinct from the Bank. We coordinate the financial resources of the consolidated enterprise and thereby maintain financial, operational and administrative systems that allow centralized evaluation of subsidiary operations and coordination of selected policies and activities. FSC's operating revenues and net income are derived primarily from cash dividends received from the Bank. At December 31, 2016, we had total assets of $4.4 billion, total net loans of $3.8 billion, total deposits of $3.6 billion, and shareholders’ equity of $362.6 million. For more information about our business and recent material transactions, see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
This report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations relating to present or future trends or factors generally affecting the banking industry and specifically affecting our operations, markets and services. Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Without limiting the foregoing, the words “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “targets,” “initiatives,” “potentially,” “outlook,” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could” are intended to identify forward-looking statements. Such statements are based upon the current beliefs and expectations of management and on information currently available to management based upon assumptions that management believes are reasonable and may relate to, among other things, the difficult economic conditions and the economy’s impact on operating results, credit quality, liquidity, capital, the adequacy of the allowance for loan losses, changes in interest rates, and litigation results. These forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those projected for many reasons, including without limitation, changing events and trends that have influenced our assumptions.
These trends and events include: (1) events adversely affecting our loan portfolio, such as potential difficulties maintaining quality loan growth, the risk of credit losses and an insufficient allowance for loan losses, maintaining and servicing relationships with customers and other counterparties, the ability to rely upon information from customers and other counterparties, and managing changes in our lending operations; (2) events adversely affecting our investment portfolio, resulting in potential impairments or losses that may adversely affect earnings and capital; (3) potential adverse economic conditions at the national, regional, and local levels where we conduct business, and the resulting impact on the quality of our loan portfolio, earnings, and business operations; (4) expectations of and actual timing and amount of interest rate movements, and the slope and shape of the yield curve; (5) extensive regulation, new or enhanced enforcement of laws and regulations, increased compliance costs, potential failure to comply with laws and regulations, and the possibility of claims or litigation from customers or other parties; (6) maintaining adequate liquidity, the failure or which would adversely impact our growth and ability to meet our current or future funding obligations; (7) our ability to maintain sufficient capital and to raise additional capital when needed; (8) events affecting our business operations, such as the effectiveness of our risk management framework and internal controls and procedures, our reliance on financial models and the accuracy of such financial models, our reliance on third party vendors, the risk of security breaches and potential fraud, including cyber-fraud, ability to maintain sufficient investment in technological improvements, and potential adverse weather events in the geographic markets in which we operate; (9) events affecting our ability to compete effectively and achieve our strategies, such as greater competitive pressures among financial institutions in our market areas, the risk of failure to achieve the revenue increases expected to result from our acquisitions, branch additions and in our transaction deposit, trust and lending businesses, and our ability to attract and retain skilled people; (10) events that adversely affect our reputation, and the resulting potential adverse impact on our operations in the event of negative public opinion; and (11) risks arising from owning our common stock, such as the volatility and trading volume of our common stock, our ability to pay dividends, the impact of dilution on our common stock, the lack of FDIC insurance with respect to our common stock, regulatory limitations on stock ownership, and provisions in our bylaws that may make it more difficult for another party to obtain control of us.
This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included herein and are not intended to represent a complete list of all risks and uncertainties in our business. We assume no obligation to update or revise, whether as a result of new information, future events, or otherwise, any forward-looking statements that are made in our 2016 Annual Report or in any other statement, release, report, or filing from time to time. Investors are encouraged to read the risks discussed under “Item 1A.—Risk Factors.”

Market Area, Products and Services
We provide an array of financial products and services for business and retail customers primarily in the metropolitan Atlanta and Jacksonville, Orlando and Sarasota-Bradenton, Florida markets, and online at www.LionBank.com. Our customers are primarily individuals and small to medium-sized businesses. Mortgage loans, indirect automobile loans, and Small Business Administration (“SBA”) loans are provided throughout the South and parts of the Midwest.
We are primarily engaged in attracting deposits from individuals and businesses and using these deposits and borrowed funds to originate commercial, residential mortgage, construction and installment loans. We actively sell residential mortgage loans, SBA loans and indirect automobile loans, retaining servicing on a significant amount of the sales. Internet banking, including online bill pay and mobile deposit, and Internet cash management services are available to individuals and businesses. We also offer cash management services, remote deposit services and international trade services for businesses. The Wealth Management services focus on providing independent fiduciary and asset allocation investment management services to the customers of the Bank. Through our marketing partners, we offer merchant services for businesses and credit cards for both individuals and businesses.
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
Deposits
We offer a full range of deposit accounts and services to both individuals and businesses. We also utilize deposits from brokers as a funding source. As of December 31, 2016 and 2015, deposits consisted of the following:

	December 31, 2016		December 31, 2015
(in thousands)	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand deposits	$964,900	26.6%	$786,779	24.8%
Interest-bearing deposits:
Demand and money market	1,214,382	33.5	1,040,281	32.7
Savings deposits	399,754	11.0	362,793	11.4
Time deposits	923,565	25.4	855,218	26.9
Brokered time deposits	127,993	3.5	134,440	4.2
Total deposits	$3,630,594	100.0%	$3,179,511	100.0%
During 2016, we continued a marketing program to increase the number and volume of our personal and business demand deposit accounts with the goals of building relationships with existing customers, adding new customers, increasing transaction accounts, and helping manage our cost of funds. We believe the marketing program was a contributing factor to the growth in our core deposits in 2016 in addition to the $181.8 million in deposits acquired from American Enterprise Bankshares, Inc., (“AEB”), during 2016.
Lending
Our primary lending activities include originating commercial loans to small and medium sized businesses, SBA loans, consumer installment loans (primarily indirect automobile loans), construction loans, and residential real estate loans. Commercial lending consists of the extension of credit for business purposes, primarily in the Atlanta metropolitan and northern Florida areas. We originate SBA loans primarily through our SBA loan production offices located in Georgia, Florida, North Carolina, South Carolina, and Texas. Indirect loans are originated in Georgia, Florida, North Carolina, South Carolina, Alabama, Arkansas, Mississippi, Virginia, Texas, Tennessee, Oklahoma, and Louisiana. We offer direct installment loans to consumers on both a secured and unsecured basis. Residential mortgage loans are offered in Georgia, Florida, Alabama, Tennessee, North Carolina, South Carolina, Virginia, Washington, D.C., and Maryland. Residential construction loans to home builders and developers are originated primarily in the Atlanta, Georgia, Savannah, Georgia, Birmingham, Alabama, Jacksonville, Florida, and Orlando, Florida metropolitan areas.

The following table summarizes the carrying value of our total net loans outstanding by category as of December 31, 2016:

(in thousands)	Loans	Loans Held-for-Sale	Total Loans
Commercial (including SBA)	$934,516	$12,616	$947,132
Construction	238,910	—	238,910
Consumer	1,592,868	200,000	1,792,868
Mortgage (including HELOC)	535,970	252,712	788,682
Total loans	$3,302,264	$465,328	$3,767,592
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
Commercial Real Estate Lending
We engage in commercial real estate lending through direct originations. Our primary focus is on originating owner-occupied loans to finance real estate out of which an individual or company will operate their business. Non-owner occupied real estate loans for investment purposes are made on a selective basis and only where the borrowers or guarantors add substantial support to the credit. Loans where the sole source of repayment is derived from the project, or where the absence of the project’s success would significantly impact the ability of the borrower to service the debt, are avoided. We make commercial real estate loans to individuals and to small and medium sized businesses to provide loan diversification, to generate assets that are sensitive to fluctuations in interest rates, and to generate deposit and other relationships. Commercial real estate loans are generally prime-based floating-rate loans or shorter-term (one to five year) fixed-rate loans. At December 31, 2016, approximately 54% of our commercial real estate loans were owner occupied real estate loans. The remaining non-owner occupied loans were generally made to established commercial customers for purposes other than retail development.
We have a portfolio of SBA loans and SBA loans held-for-sale. These loans are primarily commercial real estate related, with a portion of each loan guaranteed by the SBA or with other credit enhancements provided by the government.
Indirect Automobile Lending
We purchase, on a nonrecourse basis, consumer installment contracts secured by new and used vehicles purchased by consumers from franchised motor vehicle dealers and selected independent dealers located throughout our lending footprint. A portion of our originated indirect automobile loans is sold with servicing retained. During 2016, we produced approximately $1.4 billion of indirect automobile loans, while profitably selling $510.5 million to third parties with servicing retained. At December 31, 2016, we were servicing $1.1 billion in indirect automobile loans we had sold, primarily to other financial institutions.
Consumer Lending
Through our retail branch network, we originate consumer loans including automobile loans, residential mortgage and home equity loans, and secured and unsecured personal loans.
Real Estate Construction Lending
We originate real estate construction loans that consist primarily of one-to-four family residential construction loans made to builders. Loan disbursements are closely monitored by management to ensure that funds are being used strictly for the purposes agreed upon in the loan covenants. We employ both internal staff and external inspectors to ensure that requests for loan disbursements are substantiated by regular inspections and reviews. Construction and development loans are similar to all residential loans in that borrowers are underwritten according to their adequacy of repayment sources at the time of approval. Unlike conventional residential lending, however, signs of deterioration in a construction loan or development loan customer’s ability to repay the loan are measured throughout the life of the loan and not only at origination or when the loan becomes past due. In most instances, loan amounts are limited to 80% of the appraised value upon completion of the construction project. We originate real estate construction loans primarily throughout the metropolitan areas of Atlanta, Georgia, Savannah, Georgia, Birmingham, Alabama, Jacksonville, Florida, and Orlando, Florida.
Real Estate Mortgage Lending
Our residential mortgage lending focuses on one-to-four family properties. We offer Federal Housing Authority (“FHA”),

Veterans Administration (“VA”), and conventional and non-conforming residential mortgage loans. We originate our residential mortgage banking loans primarily in the Southeast and Mid-Atlantic regions through 27 retail loan production offices. For the year ended December 31, 2016, 69.0% of our residential mortgage loan production of $3.0 billion was for home purchases and 31.0% was for refinances. We are an approved originator and servicer for the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”), and an approved originator for loans insured by the Department of Housing and Urban Development (“HUD”) and the Government National Mortgage Association (“GNMA”).
We primarily sell originated residential mortgage loans to investors, retaining servicing on a significant amount of the loans sold. The balance of mortgage loans held-for-sale fluctuates due to economic conditions, interest rates, the level of real estate activity, the amount of mortgage loans we retain, and seasonal factors. During 2016, we sold approximately $2.8 billion in originated residential mortgage loans to third party investors consisting of $2.0 billion in conventional loans, $644.5 million in FHA/VA/USDA loans and $194.2 million in jumbo loans. At December 31, 2016, we were servicing $7.8 billion in residential mortgage loans we had sold to FNMA, FHLMC, and GNMA. As a seller, we make certain standard representations and warranties with respect to the loans being transferred. To date, our repurchases of mortgage loans previously sold have been immaterial.
Wealth Management
We began offering Wealth Management services in July 2014 including trust services and investment services. The Wealth Management services focus on providing independent fiduciary and asset allocation investment management services to the customers of the Bank. We have grown the level of assets under management and plan to offer additional products and services in the future.
Significant Operating Policies
Lending Policy
The Board of Directors of the Bank has delegated lending authority to our management, which in turn delegates lending authority to our loan officers, each of whom is limited as to the amount of secured and unsecured loans he or she can make to a single borrower or related group of borrowers. As our lending relationships are important to our success, the Board of Directors of our Bank has established a loan approval committee and written guidelines for lending activities. In particular, the Officers’ Credit Committee reviews all lending relationships with aggregate exposure exceeding $250,000. In addition, the Officers’ Credit Committee approves credit for commercial and residential construction loan relationships up to the lending limit of the Bank. Other lending areas of the bank, including Consumer, Mortgage, Private Banking, and Dealer Finance would also interact with this Committee.
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
Supervision and Regulation
The following is a brief summary of our supervision and regulation as a financial institution and is not intended to be a complete discussion of all NASDAQ Global Select Stock Market (“NASDAQ”) requirements, state or federal rules, statutes and regulations affecting their operations, or that apply generally to business corporations or NASDAQ listed companies. Changes in the rules, statutes and regulations applicable to each entity can affect the operating environment in substantial and unpredictable ways.
As a financial institution, we operate under a regulatory framework. The framework outlines a regulatory environment applicable to financial holding companies, bank holding companies, and their subsidiaries. The regulatory framework under which we operate is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund and not for the protection of our security holders and creditors. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the full text of such statutory and regulatory provisions.
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
The Act requires every bank holding company to obtain the Federal Reserve’s prior approval before: (1) it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not already control; (2) it or any of its non-bank subsidiaries may acquire all or substantially all of the assets of a bank; and (3) it may merge or consolidate with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of the voting shares of any company engaged in non-banking activities. This prohibition does not apply to activities listed in the Act or found by the Federal Reserve, by order or regulation, to be closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation or order to be closely related to banking are:

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
Under the Federal Reserve Act, FSC is an “affiliate” of the Bank. As such, there are certain restrictions on: (1) loans by the Bank to FSC; (2) investments in the stock or securities of FSC by the Bank; (3) the Bank’s taking the stock or securities of an “affiliate” as collateral for loans by the Bank to a borrower; and (4) the Bank's purchase of assets from FSC. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.
TARP Capital Purchase Program
On October 14, 2008, the U.S. Department of the Treasury (“Treasury”) announced the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (the “Program”). The Program was intended to encourage U.S. financial institutions to build capital and thereby increase the flow of financing to businesses and consumers. On December 19, 2008, as part of the Program, we entered into a Letter Agreement (“Letter Agreement”) and a Securities Purchase Agreement – Standard Terms with the Treasury, pursuant to which we agreed to issue and sell, and the Treasury agreed to purchase: (1) 48,200 shares (the “Preferred Shares”) of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share; and (2) a ten-year warrant (the “Warrant”) to purchase up to 2,693,747 shares of our common stock at an exercise price of approximately $2.69 per share, adjusted for dividends, for an aggregate purchase price of $48.2 million in cash. We have redeemed all of these Preferred Shares.
On May 28, 2015, the U.S. Treasury sold its Warrant in a private transaction with two unaffiliated third-party investors.
During 2015, we received Warrant exercise notices for cash and cashless exercises, resulting in the issuance of 1,487,487 shares of common stock. 1,346,873 equivalent shares exercised during 2015 were cashless, resulting in the issuance of 1,140,614 shares of common stock. The cash exercise aggregated $931,354, resulting in the issuance of 346,873 shares of common stock. At December 31, 2015, one investor had a warrant to purchase 1,000,000 shares of our common stock.
During 2016, we received Warrant exercise notices, resulting in the issuance of 1,000,000 shares of common stock for $2.7 million. All exercises in 2016 were cash exercises. At December 31, 2016, there were no Warrant outstanding.
Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. The Dodd-Frank Act affects financial institutions in numerous ways, including the creation of a new Financial Stability Oversight Council responsible for monitoring and managing systemic risk, granting additional authority to the Federal Reserve to regulate certain types of non-bank financial companies, granting new authority to the FDIC as liquidator and receiver, abolishing the Office of Thrift Supervision, changing the manner in which insurance deposit assessments are made, requiring the regulators to modify capital standards, establishing the Consumer Financial Protection Bureau (“CFPB”) to regulate compliance with consumer laws and regulations, capping interchange fees which banks charge merchants for debit card transactions, and imposing additional requirements on mortgage lenders. The CFPB was granted the authority to take enforcement actions against banks and other financial services companies that fail to satisfy the standards imposed by it. There are many provisions in the Dodd-Frank Act mandating regulators to adopt new regulations and conduct studies upon which future regulation may be based.
A number of regulations issued by the CFPB affecting the origination, administration, and servicing of mortgage loans became effective in January 2014 and continue to evolve through new guidance and amendments. These new regulations contain various compliance requirements and standards which have increased our compliance costs and create new rights for consumers in the event of certain violations.
Some of the key Dodd-Frank Act provisions that affect public companies are as follows:

•
Public companies are required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers; and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

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

•
Stock exchanges are prohibited from listing the securities of any issuer that does not have a policy providing for: (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws; and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.

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

•
In October 2015, the CFPB adopted a final rule amending its Home Mortgage Disclosure Act regulations. The final rule, which will become generally effective on January 1, 2018, among other things: (i) expands the regulation’s coverage to apply data collection and reporting requirements to all consumer loans and lines of credit secured by a dwelling; and (ii) adds numerous new data collection requirements.

•
In July 2016, the CFPB issued a proposed rule to amend various disclosure requirements under the Truth in Lending Act (Regulation Z). The proposed changes affect tolerances for the total number of payments, housing assistance lending, cooperatives, and privacy and sharing of information.

•
In August 2016, the CFPB issued a final rule to clarify the interaction between the Fair Debt Collection Practices Act “FDCPA” and the mortgage servicing rules in the Real Estate Settlement Procedures Act (Regulations X) and Regulation Z. Specifically, this final rule serves as an advisory opinion covering three situations:

i)	servicers do not violate the FDCPA when communicating about the mortgage with confirmed successors in interest in compliance with the mortgage servicing rules found in Regulations X and Z;

ii)	servicers do not violate the FDCPA when providing the written early intervention notice required by Regulation X to a borrower who has invoked the cease communication right under the FDCPA; and
iii) servicers do not violate the FDCPA when responding to borrower-initiated communications regarding loss mitigation after the borrower has invoked the cease communication right under the FDCPA.

•
In August 2016, the CFPB amended the mortgage servicing rules issued in 2013, which will be implemented in 2017. Specifically, this final rule amends provisions regarding force-placed insurance notices, policies and procedures, early intervention, and loss mitigation requirements. Additionally, this final rule amends the prompt crediting and periodic statement requirements under TILA servicing requirements.

•
In August 2016, the CFPB issued proposed rules that would amend TILA and Consumer Leasing Act (Regulation M). The proposed rules would require the dollar threshold for exempt consumer credit transactions be adjusted annually by the annual percentage increase in the Consumer Price Index for Urban Wage Earners and Clerical Workers.

Banking regulatory agencies have increasingly used a general consumer protection statute to address unethical or otherwise bad business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The

CFPB continues to wield the power granted to them under the “unfair or deceptive acts or practices” (“UDAP”) law, included in Dodd-Frank, which provides little clarity as to what is unfair, deceptive, or abusive.
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
On May 20, 2016, the FDIC amended its rule to refine the deposit insurance assessment system for small insured depository institutions that have been federally insured for at least five years that became effective on July 1, 2016. The deposit insurance assessment system is mandated by the Dodd-Frank Act. The rule, which applies to banks with less than $10 billion in assets, became effective as of June 30, 2016. On August 31, 2016, as a result, the calculation adopted in the final rule for Small Bank FDIC Assessments began in the third quarter of 2016. The assessment rate schedule was also revised to a range of 3 to 30 basis points annually, and fully adjusted rates will range from 1.5 to 40 basis points annually.
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
In 2016 and 2015, FSC paid $12.2 million and $8.6 million in cash dividends on its common shares, respectively. In 2016 and 2015, the Bank paid cash dividends of $4.8 million and $2.0 million to FSC, respectively. FSC also received dividends of $2.0 million and $1.5 million in 2016 and 2015, respectively, from its wholly-owned insurance subsidiary, LionMark. The Boards of Directors for the Bank, LionMark and FSC review whether to declare and pay dividends on a quarterly basis, in light of current regulatory limitations, earnings, capital requirements, and forecasts of future earnings.
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
The Basel III final capital framework, among other things: (i) introduces as a new capital measure “Common Equity Tier 1” (“CET1”); (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements; (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expands the scope of the adjustments as compared to existing regulations.
On July 2, 2013, the Federal Reserve Bank of Atlanta (“FRB”) approved the final rules implementing the BCBS's Basel III capital guidelines (“final rules”) for U.S. banking organizations. Under the final rules, minimum requirements will increase for both the quantity and quality of capital we maintain. The rules include a new CET1 capital to risk-weighted assets ratio of 4.50% and a CET1 capital conservation buffer of 2.50% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.00% to 6.00% and require a minimum leverage ratio of 4.00%. The final rules also implement strict eligibility criteria for regulatory capital instruments.
On July 9, 2013, the FDIC approved, as an interim final rule, the Basel III regulatory capital requirements for U.S. banks, following the actions of the FRB. The FDIC's rule is identical in substance to the final rules issued by the FRB.
The Basel III final rules became effective for us on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a three year period ending January 1, 2018.
Prompt Corrective Action
In July 2013, the final rules implementing the BCBS's Basel III capital guidelines increased regulatory capital requirements of U.S. banking organizations in a manner that more closely reflected risk exposures, and brought the regulatory capital framework into compliance with Basel III. The final rules revise the level at which the Bank becomes subject to corrective action. The federal banking agencies have broad powers with which to require companies to take prompt corrective action to resolve problems of insured depository institutions that do not meet minimum capital requirements. The law establishes five capital categories for this purpose: (i) well-capitalized; (ii) adequately capitalized; (iii) undercapitalized; (iv) significantly undercapitalized; and (v) critically undercapitalized. The final rules amended the thresholds in the prompt corrective action framework to reflect the higher capital ratios required. Under the final rules, to be considered well-capitalized, an institution generally must have risk-based Total capital and Tier 1 capital ratios of at least 10.00% and 6.00%, respectively, and must not be subject to any order or written directive to meet and maintain a specific capital level for any capital measure. To be considered “adequately capitalized,” we are subject to minimum CET1, Tier 1 capital, and Total capital ratios of 4.50%, 6.00%, and 8.00%, respectively. While the prompt corrective action rules apply to banks and nonbank holding companies, the FRB is authorized to take actions at the holding company level. Failure to meet applicable capital standards could subject the bank holding company or financial institution to a variety of enforcement remedies available to the federal regulatory authorities. These include limitations on the ability to pay dividends, the issuance by the regulatory authorities of a capital directive to increase capital, and the termination of deposit insurance by the FDIC.
To continue to conduct our business as currently conducted, we must maintain capital levels well above the minimum regulatory requirements. At December 31, 2016 and 2015, the Bank's capital ratios exceeded the well capitalized and regulatory minimum ratios discussed above. The following table presents the Bank's capital ratios:

Fidelity Bank
	December 31, 2016	December 31, 2015
Leverage capital ratio	8.140%	8.350%
Risk-Based capital:
Common Equity Tier 1	8.580%	8.530%
Tier 1	8.970%	8.990%
Total	11.910%	12.230%

The following table presents the Company's capital ratios:

Fidelity Southern Corporation
	December 31, 2016	December 31, 2015
Leverage capital ratio	8.580%	8.800%
Risk-Based capital:
Common Equity Tier 1	8.350%	8.200%
Tier 1	9.460%	9.500%
Total	12.110%	12.400%
Commercial Real Estate
In December 2006, the federal banking agencies, including the FDIC, issued final guidance on concentrations in commercial real estate lending (the “Guidance”), noting that increases in banks’ commercial real estate concentrations could create safety and soundness concerns in the event of a significant economic downturn. The Guidance mandated certain minimal risk management practices and categorized banks with defined levels of such concentrations as banks that may warrant elevated examiner scrutiny. The regulatory guideline defined a bank as having a concentration in commercial real estate if its portfolio of land, construction (both commercial and residential) and Acquisition and Development loans (“A&D loans”) exceeds 100% of the Bank’s total risk based capital. On December 18, 2015, an Interagency CRE Statement was issued on Prudent Risk Management for Commercial Real Estate Lending reminding financial institutions to re-examine existing regulations and guidance related to CRE lending on the management of concentration risk in CRE lending. Our ratio of total Land, Construction A&D loans to total risk-based capital was 50% at December 31, 2015 and 56% at December 31, 2016. The regulatory guideline for all commercial real estate loans, except owner-occupied property, as a percentage of capital is a maximum of 300%. Our ratio of all commercial real estate loans, except owner-occupied property, as a percentage of capital, decreased from 130% at December 31, 2015, to 127% at December 31, 2016.
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
Employees and Executive Officers
As of December 31, 2016, we had 1,284 full-time equivalent employees. We are not a party to any collective bargaining agreement and we believe that our employee relations are good. We offer our employees a variety of competitive benefit programs including a retirement plan and group health, life and other insurance programs. We also support training and educational programs designed to ensure that employees have the types and levels of skills needed to perform at their best in their current positions and to help them prepare for positions of increased responsibility.
Executive Officers of the Registrant
Our executive officers, their ages, their positions with FSC and the Bank at March 6, 2017, and the period during which they have served as executive officers, are as follows:

Name	Age	Since	Position
James B. Miller, Jr.	76	1979
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

H. Palmer Proctor, Jr.	49	1996
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

Stephen H. Brolly	54	2008
Principal Financial and Accounting Officer of Fidelity and Chief Financial Officer of Fidelity and Fidelity Bank since August 2008; Treasurer of Fidelity and Fidelity Bank from May 2006 through August 2008. Chief Financial Officer of LionMark Insurance Company since August 2008.

David Buchanan	59	1995
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
Loan Portfolio Risks
A sizable portion of our loan portfolio is secured by real estate loans located in our lending markets, and adverse changes in real estate market values in those areas may adversely affect our business.
Currently, our businesses are concentrated in the Atlanta metropolitan area and eastern, central, and northern Florida. As of December 31, 2016, commercial real estate, real estate mortgage, and construction loans, accounted for approximately 52.4% of our total loan portfolio. Unlike larger national or regional banks that are more geographically diversified, our success depends primarily on the general economic conditions of the specific local markets in which we operate. Conditions in these markets strongly affect our results of operations and financial condition. Real estate values and the demand for commercial and residential mortgages and construction loans are affected by, among other things, general and local economic conditions, changes in governmental regulation, monetary and fiscal policies, interest rates and weather. Declines in our markets could adversely affect the demand for new real estate loans, and the value and liquidity of the collateral securing our existing loans. Adverse conditions in our markets could also reduce our growth rate, impair our ability to collect loans, and generally unfavorably impact our financial condition and results of operations.
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
Our noninterest revenue attributable to mortgage banking activities is a significant driver of our noninterest income. We are exposed to counterparty credit risk in the normal course of these sales activities as well as market risk when engaging in this activity that is greatly impacted by the amount of liquidity in the secondary markets and changes in interest rates. Additionally, we retain repurchase risk associated with sales of these loans that is related to our residential mortgage loan underwriting and closing practices. Increases in claims under these repurchase or make-whole demands could have a material impact on our ability to continue participating in these types of activities as well as materially impact our financial condition, results of operations, and cash flows.
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
Investment Portfolio Risk
Future impairment losses could be required on various investment securities, which may materially reduce the Company’s and the Bank’s regulatory capital levels.
We establish fair value estimates of securities available-for-sale in accordance with generally accepted accounting principles. The Company’s estimates can change from reporting period to reporting period, and we cannot provide any assurance that the fair value estimates of our investment securities would be the realizable value in the event of a sale of the securities.
A number of factors could cause the Company to conclude in one or more future reporting periods that any difference between the fair value and the amortized cost of one or more of the securities that we own constitutes an other-than-temporary impairment. These factors include, but are not limited to:

•	an increase in the severity of the unrealized loss on a particular security;

•	an increase in the length of time unrealized losses continue without an improvement in value;

•	a change in our intent or ability to hold the security for a period of time sufficient to allow for the forecasted recover; or

•
changes in market conditions or industry or issuer specific factors that would render us unable to forecast a full recovery in value, including adverse developments concerning the financial condition of the companies in which we have invested.

In addition, depending on various factors, including the fair values of other securities that we hold, we may be required to take additional other-than-temporary impairment charges on other investment securities. Any other-than-temporary impairment charges would negatively affect our regulatory capital levels, and may result in a change to our capitalization category, which could limit certain corporate practices and could compel us to take specific actions.
Economic Risks
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
Interest Rate Risks
The Federal Reserve has implemented significant economic strategies that have impacted interest rates, inflation, asset values, and the shape of the yield curve, and currently is transitioning from many years of easing to what may be a new period of tightening.
In recent years, the Federal Reserve has begun to gradually unwind the remaining domestic monetary policy initiatives as the economy continues to recover. In December 2015, the Federal Reserve raised the target federal funds rate after a prolonged period of no change by 25 bps and did so again by 25 bps a year later in December 2016. These developments, along with the U. S. government's credit and deficit concerns, a potential re-emerging European sovereign debt crisis and the economic slowdown in China, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Other significant governmental monetary strategies could be implemented in the future which might impact interest rates. Federal Reserve strategies can, and often are intended to, affect the domestic money supply, inflation, interest rates, and the shape of the yield curve. Effects on the yield curve often are most pronounced at the short end of the curve, which is of particular importance to us and other banks. Among other things, easing strategies are intended to lower interest rates, flatten the yield curve, expand the money supply, and stimulate economic activity, while tightening strategies are intended to increase interest rates, steepen the yield curve, tighten the money supply, and restrain economic activity. Other things being equal, the current transition from easing to possible tightening should tend to diminish or reverse downward pressure on rates, and to diminish or eventually end the stimulus effect that low rates tend to have on the economy. Many external factors may interfere with the effects of these plans or cause them to be changed unexpectedly. Such factors include significant economic trends or events as well as significant international monetary policies and events. Such strategies can also affect the U.S. and world-wide financial systems in ways that may be difficult to predict.
Fluctuations in interest rates could reduce our profitability and affect the value of our assets.
Like other financial institutions, our earnings and cash flows are subject to interest rate risk. Approximately one-half of our income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. Over any defined period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice versa. In addition, the individual market interest rates underlying our loan and deposit products (e.g., prime versus competitive market deposit rates) may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, our earnings may be negatively affected. Also, the volume of nonperforming assets will negatively impact average yields if and as volume increases. In addition to risk, loan volume and quality, as well as deposit volume and mix, can be affected by market interest rates. As a result of the sustained low interest rate environment, an increasing percentage of our deposits are comprised of money market accounts, short-term certificates of deposit and other deposits yielding no or very low rates of interest. Changes in levels of market interest rates, including the current rate environment, could materially adversely affect our net interest spread, asset quality, origination volume and overall profitability. Income could also be adversely affected if the interest rates paid on deposits and short-term borrowings increase quicker than the interest rates received on loans and other investments during periods of rising interest rates.

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
Regulatory and Legal Risks
We are subject to extensive governmental regulation.
We are subject to extensive supervision and regulation by Federal and state governmental agencies, including the FRB, the GDBF and the FDIC. This supervision and regulation is designed primarily to protect depositors, federal deposit insurance funds, and the banking system as a whole, but not shareholders. Legislation, regulations, and government policy could adversely affect us and the financial institution industry as a whole, including the cost of doing business.
Legislative and regulatory actions taken now or in the future may have a significant adverse effect on our ability to compete.
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
The current regulatory environment may be impacted by future legislative developments, such as amendments to key provisions of the Dodd-Frank Act. On January 20, 2017, Mr. Donald J. Trump became President of the United States. On February 3, 2017, President Trump signed an executive order calling for the administration to review U.S. financial laws and regulations in order to determine their consistency with a set of core principles identified in the order. The full scope of President Trump’s short-term legislative agenda is not yet fully known, but it may include certain deregulatory measures for the banking industry, and the structure and powers of the CFPB, among other areas.
Changes in legislation or regulation will likely increase our compliance costs and may adversely affect our business operations, financial condition, and results of operations.
Numerous changes have occurred in recent years in the regulation of the financial services industry. Our compliance costs have increased as a result of the various new regulations and we anticipate our compliance costs will continue to increase as a result of new regulations. Changes arising from any other new legislation or regulation may impact the profitability of our business activities, require that we raise additional capital or change certain of our business practices, require us to divest certain business lines, materially affect our business model or affect retention of key personnel, and could expose us to additional costs, including increased compliance costs. These changes may also require us to invest significant management attention and resources to make any necessary changes, and could therefore also adversely affect our business, financial condition, and results of operations.
Failures to comply with laws and regulations may adversely affect our business operations, financial condition, and results of operations.
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
Liquidity Risks
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
Our funding costs may increase due to loss of customer’s deposits.
We rely on bank deposits as a low cost and stable source of funding to extend loans to our customers. There is a high degree of competition in the market with other banks and financial services companies for deposits. If our competitors rates that they pay on deposits rises, our funding costs may increase, either because we raise our rates to avoid losing deposits or because we lose deposits and have to rely on more expensive sources of funding. Higher funding costs would reduce our net interest margin and net interest income.
Capital Risks
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
Operational Risks
Our operational framework for managing risks may not be effective in mitigating risk and loss to us.
We have established a risk management framework that seeks to mitigate risk and loss to us with laid-out processes and procedures intended to identify, measure, monitor, report, and analyze the types of risk to which we are subject, including liquidity risk, credit risk, market risk, interest rate risk, operational risk, reputational risk, and legal, model and compliance risk, among others. However, as with any risk management framework, there are inherent limitations to our risk management strategies that may exist, or develop in the future, risks that we have not appropriately anticipated or identified. The recent financial and credit crisis that resulted to new regulatory reform highlighted both the importance and some limitations of managing unanticipated risks. If our risk management framework proves to be ineffective, we could suffer unexpected losses and could be materially adversely affected.
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
We are at risk of increased losses from fraud.
Criminals committing fraud are increasingly applying sophisticated techniques and in some cases are parts of larger criminal enterprises, which allow them to be more effective. Fraudulent activity in recent years has taken many forms, ranging from check fraud, mechanical devices attached to ATM machines, social engineering and phishing attacks to obtain personal information or impersonation of our clients through the use of falsified or stolen credentials. Furthermore, in addition to fraud committed against us, we may suffer losses as a result of fraudulent activity committed against third parties. Increased deployment of new technologies to keep ahead of these criminals, such as chip card technology, defray and reduce aspects of fraud. However, criminals are turning to other sources to steal personally identifiable information, such as unaffiliated healthcare providers and government entities and utilize that information to impersonate the consumer and commit fraud.
The information systems we use to operate our business may experience an interruption or breach in security.
We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Additionally, to the extent we rely on third party vendors to perform or assist operational functions, the challenge of managing the associated risks becomes more difficult. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. Additionally, future legislation and regulation related to privacy, data breach notification, cybersecurity and information security could have a significant impact on our current and planned data privacy and security practices.
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
A number of major U.S. corporations, particularly retailers, have experienced data systems intrusions, mainly perpetrated at point of sale devices and reportedly resulting in the thefts of sensitive financial data of tens of millions of individuals. These intrusions affected cards issued and deposit accounts maintained by many banks, including the Bank. Although our systems were not breached in these intrusions, these events can cause us to take costly steps such as reissuing debit cards to avoid significant theft loss to the Bank and our customers. Other possible points of intrusion or disruption not within our control include Internet service providers, electronic mail portal providers, social media portals, distant-server (“cloud”) service providers, electronic data security providers, telecommunications companies, and smart phone manufacturers.
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
Competitive and Strategic Risks
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
Future acquisitions are subject to approval by a variety of federal and state regulatory agencies. The process for obtaining these required regulatory approvals has become substantially more difficult in recent years. Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues we have, or may have, with regulatory agencies, including, without limitation, issues related to anti-money laundering / Bank Secrecy Act compliance, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations, Community Reinvestment Act issues, and other similar laws and regulations. We may fail to pursue, evaluate or complete strategic and competitively significant acquisition opportunities as a result of our inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions or at all. Difficulties associated with potential acquisitions that may result from these factors could have a material adverse effect on our business, and, in turn, our financial condition and results of operations.
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
Reputational Risk
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
Stock Ownership Risks
Our common stock trading volume is less than that of other larger financial services companies.
Although our common stock is listed for trading on the NASDAQ Global Select Market and included in the S&P SmallCap 600, the trading volume in our common stock has historically been less than that of larger financial services companies. A public trading market having the desired characteristics of depth, liquidity, and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.
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
Item 1B. Unresolved Staff Comments
None
Item 2.    Properties
We deliver our products and services through a network of offices located in Southern states. At December 31, 2016, we owned 55 and leased 10 retail bank branches and we leased 27 loan production offices.

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
Item 3.    Legal Proceedings
We are a party to claims and lawsuits arising in the course of our normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of December 31, 2016 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our results of operations, cash flows, or financial condition.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the NASDAQ Global Select Market under the symbol “LION.” As of March 6, 2017, there were approximately 1,300 shareholders of record. In addition, shares of approximately 3,550 beneficial owners of our common stock were held by brokers, dealers, and their nominees.
The following table sets forth the per share cash dividends declared and the high and low closing sale prices per share for our common stock for the calendar quarters indicated, as published by NASDAQ.

	High	Low	Cash Dividends Declared
2016
First quarter	$22.31	$14.01	$0.12
Second quarter	17.53	14.45	0.12
Third quarter	18.49	14.80	0.12
Fourth quarter	24.50	17.36	0.12
2015
First quarter	$17.15	$14.80	$0.09
Second quarter	17.49	15.33	0.10
Third quarter	21.98	16.94	0.10
Fourth quarter	23.05	19.73	0.10
A cash dividend of $0.12 per share was declared by our Board of Directors on January 20, 2017, paid on February 15, 2017, to holders of record as of February 3, 2017.
The Board of Directors reviews whether to declare and pay dividends on a quarterly basis, in light of current regulatory limitations, earnings, capital requirements, and forecasts of future earnings.
See Note 3 to the Consolidated Financial Statements in Item 8 for further discussion of the restrictions on our ability to pay dividends.
Issuer Purchases of Equity Securities
The following table presents information relating to our repurchase of shares of common stock in the fourth quarter of 2016.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
October 2016	—	—	—	$10,000,000
November 2016	—	—	—	10,000,000
December 2016	—	—	—	10,000,000
Total	—	—	—	$10,000,000
The repurchase plan announced April 3, 2014, authorizing the repurchase of up to $10 million of our outstanding common stock, has no expiration date for the authorized share repurchases under such plan.
Sale of Unregistered Securities
We have not sold any unregistered securities during the period, covered by this report.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table presents information as of December 31, 2016, with respect to shares of our common stock that may be issued under our equity compensation plans. Our equity compensation plans consist of the stock options, restricted stock grants, and other awards as defined in the 2006 Equity Incentive Plan, as amended and the 401(k) tax qualified savings plan.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Shareholders(1)	747,333	$15.89	2,669,314
Equity Compensation Plans Not Approved by Shareholders(2)	—	—	—
Total	747,333	$15.89	2,669,314

(1) 2006 Equity Incentive Plan, as amended
(2) Excludes shares issued under the 401(k) Plan

Shareholder Return Performance Graph
The following graph compares the percentage change in the cumulative total five-year shareholder return on our common stock (traded on the NASDAQ Global Select Market under the symbol “LION”) with the cumulative total five-year return on the NASDAQ Composite Index, and the SNL Bank NASDAQ Index:
Fidelity Southern Corporation
The graph assumes that the value invested in our common stock and in each of the two indices was $100.00 on December 31, 2011, and all dividends were reinvested during the periods presented.

	Period Ended December 31,
Index	2011	2012	2013	2014	2015	2016
Fidelity Southern Corporation	$100.00	$166.71	$299.40	$297.73	$421.23	$459.97
NASDAQ Composite Index	100.00	117.45	164.57	188.84	201.98	219.89
SNL Bank NASDAQ Index	100.00	119.19	171.31	177.42	191.53	265.56

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

	Years Ended December 31,
($ in thousands, except per share data)	2016	2015	2014	2013	2012
INCOME STATEMENT DATA:
Interest income	$149,283	$116,642	$101,667	$97,563	$97,570
Interest expense	20,448	15,804	11,226	13,961	17,078
Net interest income	128,835	100,838	90,441	83,602	80,492
Provision for loan losses	8,231	4,351	531	5,440	13,420
Noninterest income	141,325	127,888	95,320	96,878	88,268
Securities gains (losses), net	578	(329)	—	189	307
Noninterest expense	201,020	162,946	138,754	132,325	115,397
Net income	38,766	39,135	30,036	27,638	25,327
PERFORMANCE:
Earnings per common share - basic (1)	$1.52	$1.77	$1.41	$1.35	$1.47
Earnings per common share - diluted (1)	$1.50	$1.64	$1.28	$1.21	$1.32
Book value per common share (1)	$13.78	$13.03	$12.40	$11.07	$9.57
Tangible book value per common share	$13.26	$12.66	$12.22	$10.96	$9.40
Cash dividends paid per common share	$0.48	$0.39	$0.30	$0.05	$—
Dividend payout ratio	31.58%	22.03%	21.28%	3.70%	—%
Return on average assets	0.92%	1.16%	1.11%	1.09%	1.08%
Return on average shareholders’ equity	11.61%	13.85%	12.07%	12.20%	14.19%
Equity to assets ratio	7.93%	8.37%	9.16%	8.90%	7.61%
Net interest margin	3.32%	3.24%	3.62%	3.58%	3.74%
END OF PERIOD BALANCE SHEET SUMMARY:
Total assets	$4,389,685	$3,849,063	$3,085,135	$2,564,053	$2,476,745
Earning assets	4,059,414	3,558,669	2,847,971	2,355,530	2,252,497
Loans, excluding loans held-for-sale	3,302,264	2,896,948	2,253,306	1,893,037	1,777,031
Total loans	3,767,592	3,294,782	2,622,241	2,080,403	2,081,125
Total deposits	3,630,594	3,179,511	2,458,022	2,202,452	2,068,011
Shareholders’ equity	362,647	301,459	264,951	236,230	192,888
Assets serviced for others	9,043,167	8,033,478	6,562,506	5,108,684	3,150,846
DAILY AVERAGE BALANCE SHEET SUMMARY:
Total assets	$4,212,634	$3,377,129	$2,715,657	$2,543,145	$2,344,605
Earning assets	3,901,571	3,119,335	2,510,247	2,345,492	2,161,438
Loans, excluding loans held-for-sale	3,201,909	2,514,130	2,015,068	1,818,575	1,723,966
Total loans	3,614,456	2,895,847	2,284,245	2,109,575	1,931,714
Total deposits	3,455,692	2,759,836	2,259,825	2,103,465	1,933,473
Shareholders’ equity	333,940	282,581	248,783	226,457	178,517
ASSET QUALITY RATIOS:
Net charge-offs to average loans	0.13%	0.12%	0.33%	0.38%	0.60%
Allowance to period-end loans	0.90%	0.91%	1.13%	1.78%	1.91%
Allowance to period-end loans, excluding acquired loans	0.99%	0.98%	1.15%	1.84%	2.00%
Nonperforming assets to total loans, ORE and repossessions	1.58%	1.67%	2.61%	3.78%	4.56%
Allowance to nonperforming loans, ORE and repossessions	0.57x	0.52x	0.43x	0.46x	0.41x
SELECTED RATIOS:
Loans to total deposits	90.96%	91.11%	91.67%	85.95%	85.93%
Average total loans to average earning assets	92.64%	92.84%	91.00%	90.00%	89.91%
Noninterest income to revenue	48.63%	52.30%	48.39%	49.83%	47.50%
Leverage ratio	8.58%	8.80%	10.40%	11.02%	10.18%
Common equity Tier 1 capital	8.35%	8.20%	N/A	N/A	N/A
Tier 1 risk-based capital	9.46%	9.50%	11.07%	12.71%	12.06%
Total risk-based capital	12.11%	12.40%	12.01%	13.96%	13.43%

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
Our franchise primarily spans the metropolitan Atlanta, Jacksonville, Orlando and Sarasota-Bradenton, Florida markets. We also conduct indirect automobile lending, residential mortgage lending and SBA lending activities in thirteen states and Washington, D.C.
During 2016, we continued to expand our footprint and customer base with the acquisition of two branches located in the Jacksonville, Florida area in the merger with American Enterprise Bankshares, Inc. (“AEB”). We have continued to focus on organic growth as well as the integration of the assets and deposits of the seven branches of The Bank of Georgia, Peachtree City, Georgia, and building meaningful presence and relationships in Georgia and northern, eastern and central Florida. Wealth Management services began operations in July 2014 and has continued to grow.
Our lending activities are significantly influenced by the local economic environments in the markets we serve. We have grown our consumer installment, mortgage, construction and commercial loan portfolios organically and through acquisitions as the economy continues to improve. Our loan portfolio is well diversified among consumer, business, and real estate lending. The credit quality of the loans we have originated continues to be strong.
Financial Performance
We recorded net income of $38.8 million in 2016 compared to $39.1 million in 2015, a slight decrease of $369,000, or 0.9%. Net income per basic and diluted common share were $1.52 and $1.50, respectively, for 2016 and $1.77 and $1.64, respectively, for 2015. Income increases of $13.4 million, or 10.5%, in noninterest income and $28.0 million, or 27.8%, in net interest income were offset by expense increases of $38.1 million, or 23.4%, in noninterest expense and $3.9 million, or 89.2%, in the provision for loan losses.
We derive approximately half of our revenues from noninterest income sources such as service charges on loan and deposit accounts, fees from other products and services and income from mortgage banking, indirect automobile lending, and SBA lending activities. The majority of the noninterest income earned from these sources is generated from gains on sales of loans including recognition of loan servicing on the majority of loans sold. The retained servicing obligation generates servicing revenue over the life of the loans sold. The revenue generated from gains on sales of loans and related servicing is partially offset by amortization and possible impairment of the related servicing rights. Servicing rights are amortized in proportion to the estimated future servicing income on the underlying loans sold. Impairment on servicing rights is recorded based on changes in the estimated and actual prepayment speeds and default rates and losses on the underlying loans sold.
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
We segregate loans acquired between loans for which there was a discount related, in part, to credit and loans for which there was not a material discount attributable to credit. Subsequent to the acquisition date, decreases in expected cash flows compared to initial estimates on the loans for which there was a credit discount are recognized as impairment through the provision for loan losses. Probable and significant increases in cash flows (in a loan pool where an allowance for loan losses on acquired loans was previously recorded) reduces the remaining allowance for loan losses on acquired loans before recalculating the amount of accretable yield percentage to be used going forward for the loan pool.
We account for the discount on loans which do not have a discount materially attributable to credit or revolving type loans by accreting the discount on each individual loan over time using a level yield approach based on the contractual cash flows for term loans or on a straight-line basis for revolving loans. The methodology also considers the remaining fair value discounts recognized upon acquisition associated with purchased non-impaired loans in estimating a general allowance and also includes establishing an ALL for purchased credit-impaired loans that have deteriorated in credit quality since acquisition.
The credit risks inherent and evidenced in our acquisitions have resulted in a portion of the loans purchased in those transactions having a credit discount. On the date of acquisition, when the loans had evidence of credit deterioration since their origination and we believed it was probable that we would not collect all contractually required principal and interest payments, we refer to the difference between contractually required payments and the cash flows expected to be collected as the non-accretable discount. We estimate expected cash flows at each future reporting date. Subsequent decreases to the expected cash flows generally result in a provision for loan losses, net of any amounts due from the FDIC under the applicable loss share agreement. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges and adjusted accretable discount, which has a positive effect on interest income. We have recorded acquired loans at fair value, exclusive of any amounts due from the FDIC under applicable loss share agreements.
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
Other Real Estate (“ORE”)
ORE, consisting of properties obtained through acquisition, foreclosure or through a deed in lieu of foreclosure in satisfaction of loans, is initially reported at fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. Management also considers other factors, including changed economic conditions since the last appraisal, changes in absorption rates, stale appraisals or imprecision and subjectivity of the appraisal process, length of time the property has been on the market and anticipated sales values, which have resulted in adjustments to the collateral value estimates indicated in certain appraisals.
Significant judgments and complex estimates are required in estimating the fair value of ORE. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of ORE. The period of time within which such estimates can be considered current may be significantly shortened during periods of market volatility.
At the time of acquisition, foreclosure or initial possession of collateral, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses, net of amounts covered under loss share agreements with the FDIC. After the transfer to ORE, the fair value, less estimated selling costs, becomes the new cost basis for the ORE. Subsequent declines in the fair value of ORE, net of amounts covered under loss share agreements with the FDIC, below the new cost basis are recognized by a charge to income.
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
Valuation of Goodwill, Intangible Assets, and Other Purchase Accounting Adjustments
We account for our acquisitions as business combinations, which requires the use of the acquisition method of accounting. Under this method, we are required to record the assets acquired, including identified intangible assets, and liabilities assumed, at their respective fair values, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analysis or other valuation techniques. The determination of the useful lives of intangible assets is subjective, as is the appropriate amortization method for such intangible assets.
The acquisition of AEB in March 2016 resulted in the recording of $5.2 million in goodwill. We review the carrying value of our goodwill annually at the beginning of the fourth quarter of each fiscal year, or more often if events or changes in circumstances indicate that the carrying amount may exceed fair value. Goodwill and other indefinite lived intangible assets are tested for impairment at least annually at the reporting unit level or between annual test dates if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
For our annual goodwill impairment evaluation, management bypassed the qualitative assessment for each respective reporting unit and performed Step 1 of the goodwill impairment test. Step 1 of the goodwill impairment test requires us to compare the fair value of our reporting unit with its carrying amount, including goodwill. Accordingly, we determined the fair value of our reporting unit and compared the fair value to the reporting unit’s carrying amount. We determined that our reporting unit’s fair value exceeded its carrying amount; therefore, we concluded our goodwill was not impaired. No events have occurred since the last annual goodwill impairment assessment that would necessitate an interim goodwill impairment assessment. For additional information on goodwill, see Note 2, Business Combinations, to the consolidated financial statements.
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
Income Taxes
We file a consolidated federal income tax return, as well as tax returns in several states. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. The net deferred tax asset is reviewed at each reporting period to assess the probability of realization of benefits in future periods and whether valuation allowances are appropriate. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded in situations where it is “more likely than not” that a deferred tax asset is not realizable. Management has reviewed all evidence, both positive and negative, and concluded that a valuation allowance against any deferred tax asset is not needed at December 31, 2016. The calculation of the income tax provision is complex and requires the use of judgments and estimates in its determination.
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
Investment securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. For these securities, we obtain fair value measurements from an independent third party pricing service. We have processes in place to evaluate such third party pricing services to ensure information obtained and valuation techniques are appropriate. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. The investments in our portfolio are generally not quoted on an exchange but are actively traded in the secondary institutional markets.
We classify IRLCs on residential mortgage loans held for sale on a gross basis within other liabilities or other assets. The fair value of these commitments, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on both our historical data and the current interest rate environment and reflect our best estimate of the likelihood that a commitment will ultimately result in a closed loan. The loan servicing value is also included in the fair value of the IRLCs. Because these inputs are not transparent in market trades, we consider IRLCs to be Level 3 assets.
Derivative instruments are primarily transacted in the secondary mortgage and institutional dealer markets and priced with observable market assumptions at a mid-market valuation point, with appropriate valuation adjustments for liquidity and credit risk. For purposes of valuation adjustments to our derivative positions, we evaluate liquidity premiums that may be demanded by market participants, as well as the credit risk of our counterparties and our own credit if applicable. To date, no material losses due to a counterparty's inability to pay any net uncollateralized position have occurred. Derivative instruments are considered to be Level 3.
The credit risk associated with the underlying cash flows of instruments carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumptions used to estimate credit risk incorporated relevant information that a market participant would likely use in valuing an instrument. Because mortgage loans held-for-sale are sold within a few weeks of origination, they are unlikely to demonstrate any of the credit weaknesses discussed above and as a result, there have been no credit related adjustments to fair value.
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
Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value less estimated selling costs. A loan is considered impaired if it is probable that we will be unable to collect all amounts contractually due according to the terms of the loan agreement. Measuring the impairment of loans using the present value of expected future cash flows, discounted at the loan's effective interest rate, is not considered a fair value measurement. For collateral-dependent loans, fair value is measured based on the value of the collateral securing these loans and is classified as a Level 3 in the fair value hierarchy. Collateral may include real estate or business assets, including equipment, inventory and accounts receivable. The value of real estate collateral is determined based on an appraisal by qualified licensed appraisers ordered by our internal appraisal department, which is independent of our lending function. If significant, the value of business equipment is based on an appraisal by qualified licensed appraisers ordered by our internal appraisal department; otherwise, the equipment’s net book value on the business’s financial statements is the basis for the value of business equipment. Inventory and accounts receivable collateral are valued based on independent field examiner review or aging reports. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business. Impaired loans are evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.
Foreclosed assets are adjusted to fair value less estimated selling costs upon transfer of the loans to ORE, which becomes the new carrying value of the ORE. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral, sales agreements, or management’s estimation of the value of the collateral using market data including recent sales activity for similar assets in the property's market. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the foreclosed asset as nonrecurring Level 3. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the property. Management continues to evaluate the appropriateness of appraised values on at least an annual basis.
Servicing assets and servicing liabilities are initially recorded on our Consolidated Balance Sheets at fair value when loans are sold with servicing retained with the income statement effect recorded in gains on sales of loans. In evaluating servicing rights and estimating the fair value of the underlying loan pools based on the present value of net future cash flows, we use a number of assumptions and estimates including: prepayment speeds, discount rates commensurate with the risks involved, potential credit losses, and comparable assumptions used by market participants to value and bid servicing rights available for sale in the market. When the contractually specified servicing fees on loans sold with servicing retained are expected to be more than adequate compensation to a servicer for performing the servicing, a capitalized servicing asset is recognized. When the expected income to a servicer for performing loan servicing is not expected to adequately compensate a servicer, a capitalized servicing liability is recognized.
Servicing rights are subsequently measured using the amortization method which requires servicing rights to be amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing fee income, net of amortization of servicing rights, is reported as part of noninterest income from mortgage banking activities, indirect lending activities, and SBA lending activities, as applicable, in our Consolidated Statements of Comprehensive Income.
Servicing rights are tested for impairment on at least a quarterly basis based on fair value. Management uses a model operated and maintained by an independent third party to assist in determining fair value which stratifies the servicing portfolio into homogeneous subsets with unique behavior characteristics. The model then converts those characteristics into income and expense streams, adjusts those streams for prepayments, present values the adjusted streams, and combines the present values into a total. Management makes certain estimates and assumptions related to costs to service varying types of loans and pools of loans, prepayment speeds, the projected lives of loans and pools of loans sold servicing retained, and discount factors used in calculating the present values of servicing fees projected to be received. Management periodically obtains an independent review of the valuation assumptions to validate the fair value estimate and the reasonableness of the assumptions used in measuring fair value.
The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. If the cost basis of any loan stratification tranche is higher than the present value of the tranche, an impairment is recognized through a valuation allowance which reduces servicing rights on our Consolidated Balance Sheets and reduces noninterest income from mortgage banking activities, indirect lending activities, and SBA lending activities, as applicable, in our Consolidated Statements of Comprehensive Income.
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
The significant unobservable input used in the fair value measurement of our IRLCs is the pull-through ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. Generally, the fair value of an IRLC is positive (negative) if the prevailing interest rate is lower (higher) than the IRLC rate. Therefore, an increase in the pull-through ratio (i.e., higher percentage of loans are estimated to close) will result in the fair value of the IRLC increasing if in a gain position, or decreasing if in a loss position. The pull-through ratio is largely dependent on the processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock. The pull-through ratio is computed by the secondary marketing department using historical data and the ratio is periodically reviewed by the Secondary Marketing Department of the Mortgage Banking Division for reasonableness.

Forward commitments are instruments that are used to hedge the value of the IRLC's and mortgage loans held-for-sale. We take investor commitments to sell a loan or pool of newly originated loans to an investor for an agreed upon price for delivery in the future. This type of forward commitment is also known as a mandatory commitment. Generally, the fair value of a forward is negative (positive) if the prevailing interest rate is lower (higher) than the current commitment interest rate. The value of these commitments is ultimately determined by the investor that sold the commitment and represents a significant unobservable input used in the fair value measurement of our forward commitments.
Results of Operations - 2016 Compared to 2015
Net Income
Our net income for the year ended December 31, 2016 was $38.8 million and we reported basic and fully diluted earnings per share of $1.52 and $1.50, respectively. Net income for the year ended December 31, 2015 was $39.1 million and we reported basic and fully diluted earnings per share of $1.77 and $1.64, respectively. The $369,000 decrease in net income in 2016 compared to 2015 was due primarily to an increase in interest income of $32.6 million and an increase in noninterest income of $13.4 million, offset by an increase in noninterest expense of $38.1 million, an increase in provision for loan losses expense of $3.9 million and an increase in interest expense of $4.6 million. Details of the changes in the various components of net income are discussed further below.
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
Taxable-equivalent net interest income was $129.4 million in 2016 compared to $101.2 million in 2015, an increase of $28.2 million, or 27.8%. Average interest-earning assets in 2016 increased by $782.2 million to $3.9 billion, a 25.1% increase when compared to 2015. Average interest-bearing liabilities increased by $521.1 million to $2.9 billion, a 21.8% increase. The net interest margin increased by 8 basis points to 3.32% in 2016 when compared to 2015. The primary components of our net interest income and margin are described below.
Taxable-equivalent interest income had an increase of $32.8 million for 2016 as compared to 2015. The yield on interest-earning assets in 2016 reflected a 9 basis point increase as compared to 2015. The increase in our interest income primarily occurred due to the net growth of $782.2 million, or 25.1%, in average interest-earning assets, primarily in our loan portfolio. The average balance of loans outstanding in 2016 increased by $718.6 million, or 24.8%, to $3.6 billion when compared to 2015 as the number of loan originations increased, net of payoffs and problem asset resolutions, and we added $147.3 million in loans in the AEB acquisition.
The yield on average loans for 2016 increased by 12 basis points to 3.98% when compared to 2015. Discount accretion on acquired loans contributed 17 basis points to the loan yield for 2016, as compared to 3 basis points in the prior year, or a change of 14 basis points, due to higher resolution of problem assets and loan payoffs during 2016. The remainder of the change in the loan yield was attributable to a combination of fluctuations in prepayment penalties on commercial loans and dealer reserve amortization on indirect loans combined with slightly lower contractual loan yields as new loans, on average, have been originated at lower yields over the previous twelve months.
Interest expense in 2016 increased by $4.6 million, or 29.4%, to $20.4 million, primarily as the result of a $521.1 million, or 21.8%, increase in average interest-bearing liability balances and, to a lesser degree, a 4 basis point increase in the cost of interest-bearing liabilities. The increase in average interest-bearing liabilities for 2016 was primarily due to organic growth, as well as the addition of $117.5 million in interest bearing deposits in March in the AEB acquisition along with the issuance of $75.0 million in subordinated debt in May 2015 that was outstanding for a full calendar year in 2016.
Average interest-bearing deposits increased by $444.0 million, or 21.3%, to $2.5 billion during 2016 compared to 2015, while average borrowings increased by $77.1 million, or 25.2%, to $383.1 million. The increase in average interest-bearing deposits was primarily due to an increase of $238.0 million in interest-bearing money market and NOW deposits, and $169.2 million in time deposits, a result of both organic growth and the AEB acquisition. The increase in interest expense in 2016 was primarily attributable to the $2.0 million increase in subordinated debt expense, as a result of the subordinated debt issuance in May 2015 being outstanding for a full calendar year in 2016. In addition, interest expense on interest bearing deposits increased by $1.8 million, as average balances increased as discussed above.

Average Balances, Interest and Yields
The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income from earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) net interest spread; and (v) net interest margin. The average balances are principally daily averages, and, for loans, include both performing and non-performing balances. Interest income on loans includes the effects of discount accretion on acquired loans and net deferred loan origination costs accounted for as yield adjustments.

	For the Years Ended December 31,
	2016			2015			2014
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
($ in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income (1)	$3,614,456	$143,783	3.98%	$2,895,847	$111,828	3.86%	$2,284,245	$96,830	4.24%
Investment securities (1)	192,274	5,574	2.90	176,382	5,117	2.90	175,174	5,141	2.93
Other earning assets	94,841	445	0.47	47,106	80	0.17	50,828	85	0.17
Total interest-earning assets	3,901,571	149,802	3.84%	3,119,335	117,025	3.75%	2,510,247	102,056	4.07%
Noninterest-earning assets:
Cash and due from banks	29,796			16,092			13,605
Allowance for loan losses	(27,797)			(24,443)			(30,363)
Premises and equipment	86,807			67,192			52,666
Other real estate	18,268			18,375			26,327
Other assets	203,989			180,578			143,175
Total assets	$4,212,634			$3,377,129			$2,715,657
Liabilities and shareholders' equity
Interest-bearing liabilities:
Demand and money market	$1,128,029	$2,910	0.26%	$889,985	$2,164	0.24%	$722,448	$1,889	0.26%
Savings deposits	359,194	1,199	0.33	322,385	1,096	0.34	316,439	1,147	0.36
Time deposits	910,492	8,008	0.88	751,579	7,299	0.97	622,911	6,258	1.00
Brokered time deposits	132,012	1,077	0.82	121,773	790	0.65	59,004	413	0.70
Total interest-bearing deposits	2,529,727	13,194	0.52	2,085,722	11,349	0.54	1,720,802	9,707	0.56
Federal funds purchased	25,531	216	0.85	21,733	133	0.61	16,947	116	0.68
Securities sold under agreements to repurchase	17,427	28	0.16	17,230	26	0.15	15,064	23	0.15
Short-term borrowings	219,716	1,180	0.54	176,722	491	0.28	102,502	267	0.26
Subordinated debt	120,388	5,830	4.84	90,303	3,805	4.21	46,291	1,113	2.40
Total interest-bearing liabilities	2,912,789	20,448	0.70%	2,391,710	15,804	0.66%	1,901,606	11,226	0.59%
Noninterest-bearing liabilities and shareholders' equity:
Demand deposits	925,965			674,114			539,023
Other liabilities	39,940			28,724			26,245
Shareholders’ equity	333,940			282,581			248,783
Total liabilities and shareholders' equity	$4,212,634			$3,377,129			$2,715,657
Net interest income/spread		$129,354	3.14%		$101,221	3.09%		$90,830	3.48%
Net interest rate margin			3.32%			3.24%			3.62%

(1) Interest income includes the effects of taxable-equivalent adjustment using a 35% tax rate

Rate/Volume Analysis

	2016 Compared to 2015 Variance Attributed to(1)			2015 Compared to 2014 Variance Attributed to(1)
(in thousands)	Average Volume	Average Yield/Rate	Net Change	Average Volume	Average Yield/Rate	Net Change
Interest-Earning Assets:
Loans(2)	$28,472	$2,369	$30,841	$24,178	$(9,180)	$14,998
Investment securities(2)	433	(80)	353	(128)	104	(24)
Other earning assets	117	—	117	(3)	(2)	(5)
Total interest-earning assets	$29,022	$2,289	$31,311	$24,047	$(9,078)	$14,969
Interest-Bearing Liabilities:
Demand and money market	$609	$137	$746	$415	$(140)	$275
Savings deposits	124	(21)	103	21	(72)	(51)
Time deposits and brokered time deposits	1,500	(503)	997	1,820	(402)	1,418
Total interest-bearing deposits	2,233	(387)	1,846	2,256	(614)	1,642
Short-term borrowings	170	604	774	239	5	244
Subordinated debt	1,409	614	2,023	1,502	1,190	2,692
Total interest-bearing liabilities	$3,812	$831	$4,643	$3,997	$581	$4,578
(1) The change in interest due to both rate and volume has been allocated to the components in proportion to the relationship of the dollar amounts of the change. Average loan volumes include nonperforming loans which result in the impact in the associated lost interest on nonaccrual loans being reflected in the average rate.
(2) Reflects fully taxable equivalent adjustments using a Federal tax rate of 35%.

Provision for Loan Losses
Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio as of the balance sheet date. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries, net of amounts due from the FDIC under the loss sharing agreements for our past FDIC-assisted transactions. The provision for loan losses is subject to a quarterly review process which incorporates trends in factors such as historical credit losses, delinquencies, level of nonperforming loans, loan growth, composition of the loan portfolio, etc. combined with management's view on qualitative factors such as economic conditions, loan concentrations, etc.
The provision for loan losses was $8.2 million in 2016 and $4.4 million in 2015. Net charge-offs were $4.2 million in 2016 as compared to $3.1 million in 2015. The increase in the provision in 2016, compared to 2015 was primarily due to the increase in average loan balances of $718.6 million, or 24.8%, and the increase in net charge-offs, year over year, primarily in the indirect auto loan portfolio.
Average nonperforming assets were $56.9 million for the year ended December 31, 2016, compared to $62.0 million for the same period in 2015, a decrease of $5.1 million or 8.3%.
The allowance for loan losses as a percentage of loans outstanding at the end of 2016 and 2015 was 0.90% and 0.91%, respectively. The allowance for loan losses as a percentage of loans outstanding, excluding acquired loans, at the end of 2016 and 2015 was 0.99% and 0.98%, respectively. The improvement in asset quality over the past several years has offset the need for a higher allowance for loan losses as a percentage of loans as a result of loan growth.
Analysis of the Allowance for Loan Losses
The following table outlines the changes in our allowance for losses during the five-year period ended December 31, 2016:

	December 31,
($ in thousands)	2016	2015	2014	2013	2012
Balance at beginning of year	$26,464	$25,450	$33,684	$33,982	$27,956
Charge-offs:
Commercial	2,349	1,275	3,870	3,017	1,053
SBA	387	313	1,943	889	516
Construction	—	—	602	491	5,592
Consumer	5,233	4,399	4,461	4,993	4,460
Mortgage	1,047	187	268	690	705
Total charge-offs	9,016	6,174	11,144	10,080	12,326
Recoveries:
Commercial	923	195	409	342	—
SBA	82	227	32	156	61
Construction	2,157	1,265	2,494	791	678
Consumer	1,486	1,372	1,424	1,757	1,193
Mortgage	201	48	79	119	21
Total recoveries	4,849	3,107	4,438	3,165	1,953
Net charge-offs	4,167	3,067	6,706	6,915	10,373
Provision for loan losses(1)	8,231	4,351	531	5,440	13,420
(Decrease) increase in FDIC Indemnification Asset	(697)	(270)	(2,059)	1,177	2,979
Balance at end of year	$29,831	$26,464	$25,450	$33,684	$33,982

Allowance for loan losses as a percentage of loans	0.90%	0.91%	1.13%	1.78%	1.91%
Allowance for loan losses as a percentage of loans, excluding acquired loans (2)	0.99%	0.98%	1.15%	1.84%	2.00%
Ratio of net charge-offs to average loans outstanding, net	0.13%	0.12%	0.33%	0.38%	0.60%
(1) Net of benefit attributable to FDIC indemnification asset
(2) Excludes the recorded investment of acquired loans due to valuation calculated at acquisition
In 2016, net charge-offs totaled $4.2 million, an increase of $1.1 million, or 35.9%, as compared to 2015. The primary reason for the increase in net charge-offs from 2015 to 2016 was due to an increase of $720,000 in consumer loan charge-offs, primarily indirect automobile loans, as low levels of average charge-offs in the indirect loan portfolio over the past several years have begun to return to a more normalized level. In addition, net charge-offs for mortgage and home equity lines of credit increased by $707,000. These increases were partially offset by net recoveries of $892,000 in the construction portfolio.

Included in the net charge-offs for 2016 above, the Company noted an increase in recoveries of $395,000 from the acquired loans in 2016 as compared to 2015.
Noninterest Income
The categories of noninterest income, and the dollar and percentage change between the years ended December 31, 2016 and 2015, are as follows:

	For the Year Ended December 31,
($ in thousands)	2016	2015	$ Change	% Change
Service charges on deposit accounts	$5,941	$4,955	$986	19.9%
Other fees and charges	7,731	5,356	2,375	44.3
Mortgage banking activities	101,577	85,540	16,037	18.7
Indirect lending activities	14,900	18,821	(3,921)	(20.8)
SBA lending activities	5,659	5,265	394	7.5
Bank owned life insurance	2,374	2,440	(66)	(2.7)
Securities gains / (losses)	578	(329)	907	275.7
Other	2,565	5,840	(3,275)	(56.1)
Total noninterest income	$141,325	$127,888	$13,437	10.5
Noninterest income for 2016 was $141.3 million compared to $127.9 million in 2015, a $13.4 million, or 10.5% increase. This increase was primarily due to an increase in noninterest income from mortgage banking activities of $16.0 million, or 18.7%, and an increase of $2.4 million, or 44.3%, in other fees and charges, partially offset by a decrease in noninterest income from indirect lending activities of $3.9 million, or 20.8%, and a decrease in other noninterest income of $3.3 million, or 56.1%, as further described below.
Mortgage banking revenues increased by $16.0 million to $101.6 million in 2016, compared to $85.5 million in 2015, an increase of 18.7%. The year over year increase was primarily due to increased mortgage loan production. Mortgage loan production for the year increased from $2.7 billion in 2015 to $3.0 billion in 2016, a $297.9 million, or 11.1%, year over year change. Increased production led to an increase in the volume of residential mortgage loans sold from $2.5 billion in 2015 to $2.8 billion in 2016, a $332.3 million, or 13.4%, year over year change. Gain on sales of mortgage loans increased by $12.7 million or 18.2%, year over year, from $69.8 million in 2015 to $82.5 million in 2016. In addition to the volume increase, we earned a higher margin on loan sales during 2016, as we sold a higher percentage of GNMA loans, compared to 2015. GNMA loans typically carry a higher margin compared to other product type originations.
The increase in revenue from other fees and charges of $2.4 million, or 44.3%, stems from an increase in customer accounts from a combination of organic growth and acquisition over the past year, increasing revenue from debit card and ATM fees in 2016, as compared to 2015.
Indirect lending revenues decreased by $3.9 million, or 20.8%, as indirect loan sales decreased by $140.9 million, or 21.6%, in 2016 as compared to 2015, leading to decreased gains on loan sales in 2016, as compared to 2015. The decrease in gains occurred due to a reduction in demand from investors.
Other noninterest income decreased by $3.3 million, or 56.1%, primarily due to lower gains on sales of ORE in 2016 of $1.7 million, or a decrease of 55.7%, as compared to 2015. In addition, income from insurance commissions on policies sold on indirect auto loans decreased by $662,000, or 26.7%, and miscellaneous income decreased by $496,000, or 76.5% in 2016, as compared to 2015, due to timing of expense reimbursements on government-guaranteed loans.
Noninterest Expense
The categories of noninterest expense, and the dollar and percentage change between the years ended December 31, 2016 and 2015 are as follows:

	For the Year Ended December 31,
($ in thousands)	2016	2015	$ Change	% Change
Salaries and employee benefits	$96,684	$76,871	$19,813	25.8%
Commissions	33,907	27,342	6,565	24.0
Occupancy, net	17,890	15,877	2,013	12.7
Communication	4,938	4,336	602	13.9
Other	47,601	38,520	9,081	23.6
Total noninterest expense	$201,020	$162,946	$38,074	23.4

Noninterest expense increased by $38.1 million, or 23.4%, in 2016 to $201.0 million when compared to 2015, primarily due to increases in salaries and employee benefits, other noninterest expenses, commissions, and net occupancy expenses, as the number of branches and mortgage loan production offices continued to grow in 2016 organically and through acquisition.
Salaries and benefits expense increased by $19.8 million, or 25.8%, in 2016, compared to 2015. The increase was primarily due to the higher salaries associated with the net addition of 38 full-time equivalent employees during 2016, primarily as a result of adding two branches in the AEB acquisition, realizing full year salaries and benefits for the 2015 acquisition of nine branches, as well as associated operations and administrative support functions. A portion of the increase was also due to the higher cost of employer-paid benefits, mainly medical premiums.
Commissions increased by $6.6 million, or 24.0%, to $33.9 million in 2016 as compared to $27.3 million for 2015. Mortgage loan production increased by $297.9 million during 2016, resulting in the increase in commission expense.
Communication and net occupancy expenses increased by $2.6 million in 2016 to $22.8 million as compared to $20.2 million in 2015, primarily due to increases in telephone, postage, rental and depreciation expenses over the course of the year. The increase in the number of locations added organically and through acquisition and the resulting increase in the number of customer accounts is the primary reason for these increases.
Other operating expenses were $47.6 million for the year ended December 31, 2016, a $9.1 million, or 23.6%, increase compared to $38.5 million for the year ended December 31, 2015 as a result of increases associated with acquisitions and new locations. These increases include a $3.1 million increase in professional fees and amounts paid to third party vendors for outside services, a $1.5 million increase in credit reports and investigations expenses, and a $1.0 million increase in regulatory fee assessment expense due to larger asset balances.
Income Tax Expense
The provision for income taxes expense for 2016 and 2015 was $22.1 million and $22.3 million, respectively, with effective tax rates of 36.4% and 36.3%, respectively.
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
Taxable-equivalent interest income increased $15.0 million for 2015 as compared to 2014. Although the yield on interest-earning assets in 2015 reflected a 32 basis point decrease as compared to 2014, interest income increased due to the net growth of $609.1 million, or 24.3%, in average interest-earning assets, primarily in our loan portfolio. The average balance of loans outstanding in 2015 increased $611.6 million, or 26.8%, to $2.9 billion when compared to 2014 due to the increased number of loan originations and market expansion, including $181.3 million in loans acquired, net of loan payoffs and problem loan resolutions. However, consistent with changes in market interest rates, the yield on average loans for 2015 decreased 38 basis points to 3.86% when compared to 2014.
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

Provision for Loan Losses
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
Noninterest Income
The categories of noninterest income, and the dollar and percentage change between the years ended December 31, 2015 and 2014, are as follows:

	For the Year Ended December 31,
($ in thousands)	2015	2014	$ Change	% Change
Service charges on deposit accounts	$4,955	$4,438	$517	11.6%
Other fees and charges	5,356	4,349	1,007	23.2
Mortgage banking activities	85,540	55,781	29,759	53.3
Indirect lending activities	18,821	18,457	364	2.0
SBA lending activities	5,265	4,987	278	5.6
Bank owned life insurance	2,440	1,673	767	45.8
Securities gains	(329)	—	(329)	100.0
Other	5,840	5,635	205	3.6
Total noninterest income	$127,888	$95,320	$32,568	34.2
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

Noninterest Expense
The categories of noninterest expense, and the dollar and percentage change between the years ended December 31, 2015 and 2014 are as follows:

	For the Year Ended December 31,
($ in thousands)	2015	2014	$ Change	% Change
Salaries and employee benefits	$76,871	$67,006	$9,865	14.7%
Commissions	27,342	19,988	7,354	36.8
Net occupancy	15,877	12,985	2,892	22.3
Communication	4,336	3,897	439	11.3
Other	38,520	34,878	3,642	10.4
Total noninterest expense	$162,946	$138,754	$24,192	17.4
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
Financial Condition
Total assets grew to $4.4 billion at December 31, 2016, an increase of $540.6 million, or 14.0%, compared to December 31, 2015, primarily due to steady loan production supplemented by assets added in the AEB acquisition in March 2016.
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
Interest Rate Sensitivity
The primary tool management uses to estimate and manage the sensitivity of net interest income to changes in interest rates is an asset/liability simulation model. Resulting estimates are based upon a number of assumptions for each scenario, including the level of balance sheet growth, loan and deposit repricing characteristics, and the rate of prepayment. ALCO periodically reviews the assumptions for accuracy based on historical data and future expectations; however, actual net interest income may differ from model results. A third party reviewer also validates the model on an annual basis.
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
We also use the simulation model to calculate the sensitivity of the economic value of equity (“EVE”) under various interest rate scenarios. EVE is defined as the net present value of assets less the net present value of liabilities, net of any impact due to derivatives.
The following table summarizes the results of a 12-month forecasting period of an immediate and sustained increase or decrease of 100 and 200 basis points in market interest rates as of December 31, 2016:

Basis Point Change in Interest Rates	% Change in Projected Net Interest Income
+200	0.66%
+100	-0.86
-100	-1.81
-200	-2.01
Year over year balance sheet changes and assumption updates have slightly decreased net interest income sensitivity to changes in interest rates. The rate shock analysis at December 31, 2016 indicated that all of the scenarios would fall within policy parameters and approved tolerances for net interest income and EVE at risk. If large downward shocks were to occur from today's low rates, increased modeled impairment may breach net income benchmarks.
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
Liquidity
Market and public confidence in our financial strength and that of financial institutions in general largely determines the access to appropriate levels of liquidity. This confidence is significantly dependent on our ability to maintain sound credit quality and appropriate levels of capital resources.
We define liquidity as our ability to generate sufficient cash flows to support our operations and to meet our financial obligations at a reasonable cost and on a timely basis including repayment of borrowings, anticipated customer demands for funds under credit commitments and deposit withdrawals by customers. Liquidity risk is the risk to earnings or capital if we are unable to fulfill our obligations as they become due. Liquidity risk can also develop if we fail to timely recognize or address changes in market conditions that affect our ability to obtain adequate funding to continue to operate on a profitable basis.
Management measures our liquidity position by giving consideration to both on-balance sheet and off-balance sheet sources of and demands for funds on a daily and weekly basis. Sources of the Bank's liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities; investment securities eligible for sale or pledging to secure borrowings from dealers and customers pursuant to securities sold under agreements to repurchase; loan repayments; loan sales; etc.
Our liabilities also provide liquidity on a day-to-day basis. Daily liquidity needs are met from deposits and certain interest-sensitive deposits; brokered deposits; from our use of available unsecured overnight federal funds lines from correspondent banks, securities sold under agreements to repurchase and other short-term borrowings such as a collateralized line of credit at the Federal Reserve Bank of Atlanta (“FRB”) Discount Window and a collateralized line of credit from the Federal Home Loan Bank of Atlanta (“FHLB”).
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
In addition to cash and cash equivalents, our investment securities available-for-sale, and the availability of deposits from brokers, as of December 31, 2016, we had the following sources of available unused liquidity:

(in thousands)	December 31, 2016
FRB discount window	$248,501
FHLB advances	331,488
Unpledged securities	37,841
Unsecured federal funds lines	185,000
Total sources of available unused liquidity	$802,830

Our loans held for sale are considered highly liquid. The majority of these loans are conforming residential mortgage loans sold to GNMA, FNMA and FHLMC. Other categories of loans held for sale include the government-guaranteed portion of SBA loans and the balance of indirect automobile loans purchased from motor vehicle dealers.
We believe that our liquidity position continues to be adequate and readily available. Our contingency funding plan describes several potential stages based on liquidity levels. Our Board of Directors reviews liquidity benchmarks quarterly. Also, we review on at least an annual basis our liquidity position and our contingency funding plans with our principal banking regulator. We also maintain various wholesale sources of funding and expect our interest cost to vary based on the range of interest rates charged.
In addition, due to FSC being a separate entity and apart from the Bank, it must provide for its own liquidity. FSC is responsible for the payment of dividends declared for its common and preferred shareholders, and interest and principal on any outstanding debt or trust preferred securities. Substantially all of FSC's is obtained from capital raises and dividends from its wholly-owned subsidiaries, LionMark Insurance Company and the Bank, which are limited by applicable law. In addition, the Bank pays interest to FSC on the Bank’s subordinated debt. Under the regulations of the GDBF, bank dividends may not exceed 50% of the prior year’s net earnings without approval from the GDBF. If dividends received from the Bank were reduced or eliminated, our liquidity could be adversely affected.
Contractual Obligations and Other Commitments
The following schedule provides a summary of our financial commitments to make future payments, primarily to fund loan and other credit obligations, long-term debt, and rental commitments under operating leases, primarily for the lease of various facilities housing our business development, executive administration and operational support functions as of December 31, 2016. Loan commitments, lines of credit, and letters of credit are presented at contractual amounts; however, since many of these commitments are “revolving” commitments as discussed below and many are expected to expire unused or partially used, the total amount of these commitments does not necessarily reflect future cash requirements. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Commitment Maturity or Payment Due by Period
(in thousands)	1 Year or Less	More Than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More	Total
Commercial real estate, construction and land development loans	$100,356	$5,351	$—	$—	$105,707
Commercial loans	76,611	26,327	22,485	4,118	129,541
SBA loans	6,614	—	—	—	6,614
Home equity loans	4,037	9,445	6,241	80,895	100,618
Residential mortgage loans	55,226	—	—	—	55,226
Lines of credit	4,052	3,464	55	84	7,655
Standby letters of credit and bankers acceptances	528	—	—	—	528
Total loan commitments(1)	247,424	44,587	28,781	85,097	405,889
Short-term borrowings(2)	243,351	—	—	—	243,351
Subordinated debt(3)	—	—	—	121,393	121,393
Rental commitments(4)	5,219	8,162	5,638	2,160	21,179
Purchase obligations(5)	6,677	6,963	6,664	13,500	33,804
Time deposits	758,088	117,540	47,620	317	923,565
Brokered time deposits	124,450	1,500	2,043	—	127,993
Total commitments and long-term borrowings	$1,385,209	$178,752	$90,746	$222,467	$1,877,174

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

(2)	Collateralized with investment grade securities or with pledged real estate loans.

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
Loans
Total loans, which includes loans held for investment and loans held-for-sale increased by $472.8 million, or 14.4%, at December 31, 2016 over December 31, 2015, as a result of organic growth and acquisition.
The following table summarizes the carrying amount of total loans by loan type:

	December 31,
(in thousands)	2016	2015	2014	2013	2012
Loans held for investment:
Commercial	$784,737	$703,291	$524,145	$530,978	$509,243
SBA	149,779	135,993	134,766	134,824	121,428
Construction	238,910	177,033	123,994	101,698	89,924
Indirect automobile	1,575,865	1,449,481	1,219,232	975,223	930,232
Installment	17,003	14,055	13,372	15,362	18,774
Residential mortgage	386,582	302,378	158,348	60,928	37,785
Home equity lines of credit	149,388	114,717	79,449	74,024	69,645
Loans	3,302,264	2,896,948	2,253,306	1,893,037	1,777,031
Allowance for loan losses	(29,831)	(26,464)	(25,450)	(33,684)	(33,982)
Loans, net of allowance for loan losses	$3,272,433	$2,870,484	$2,227,856	$1,859,353	$1,743,049

Total loans:
Loans held for investment	$3,302,264	$2,896,948	$2,253,306	$1,893,037	$1,777,031
Loans held-for-sale:
Residential mortgage	252,712	233,525	181,424	127,850	253,108
SBA	12,616	14,309	12,511	9,516	20,986
Indirect automobile	200,000	150,000	175,000	50,000	30,000
Total loans held-for-sale	465,328	397,834	368,935	187,366	304,094
Total loans	$3,767,592	$3,294,782	$2,622,241	$2,080,403	$2,081,125
Loans held for investment at December 31, 2016 grew to $3.3 billion, an increase of $405.3 million, or 14.0%, over December 31, 2015. Expansion into new markets through recent acquisitions, realizing full year production in 2016 for the 2015 acquisitions, and an overall increase in residential mortgage production over the prior year were the main drivers of the growth in loans. Residential mortgage loans increased by $84.2 million, or 27.8%, over December 31, 2015, as production increased by $297.9 million, or 11.1%.
Indirect automobile loans increased by $126.4 million, or 8.7%, over December 31, 2015 as lower sales volume was noted

in 2016 as compared to 2015 due a decrease in investor demand for loan sales. Commercial loans increased by $81.4 million, or 11.6%, over December 31, 2015 and construction loans increased by $61.9 million, or 35.0%, compared to December 31, 2015.
Loans held-for-sale at December 31, 2016 increased by $67.5 million, or 17.0%, over December 31, 2015. The indirect auto portfolio balance increased by $50.0 million, or 33.3%, as a result of timing of loan sales. In addition, growth in residential mortgage loans held-for-sale of $19.2 million, or 8.2%, occurred primarily due to an increase in production which was driven by expansion into new markets during the year.
The following table summarizes the scheduled contractual maturity of loans held for investment at origination for December 31, 2016. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due within one year:

	December 31, 2016
(in thousands)	One Year or Less	After One Year Through Five Years	Over Five Years	Total
Commercial	$208,542	$317,080	$259,115	$784,737
SBA	4,589	4,011	141,179	149,779
Construction	226,886	11,918	106	238,910
Indirect automobile	7,631	341,631	1,226,603	1,575,865
Installment	3,948	9,747	3,308	17,003
Residential mortgage	40,672	27,378	318,532	386,582
Home equity lines of credit	17,485	28,103	103,800	149,388
Total loans	$509,753	$739,868	$2,052,643	$3,302,264
The following table summarizes loans held for investment at December 31, 2016 with maturity dates after one year and their general repricing characteristics:

(in thousands)	December 31, 2016
Fixed interest rates	$2,098,700
Floating or adjustable interest rates	693,811
Total	$2,792,511
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
The provision for loan losses was $8.2 million in 2016 and $4.4 million in 2015. Net charge-offs were $4.2 million in 2016 as compared to $3.1 million in 2015. The increase in the provision in 2016, compared to 2015 was primarily due to the increase of average loan balances of $718.6 million, or 24.8%, and a slight increase in net charge-offs, year over year.
Average nonperforming assets were $56.9 million for the year ended December 31, 2016, compared to $62.0 million for the same period in 2015, a decrease of $5.1 million or 8.3%.
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
Nonperforming Assets
Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and still accruing, repossessions, certain repurchased government guarantee loans, and other real estate. Nonaccrual loans are loans on which the interest accruals have been discontinued when it appears that future collection of principal or interest according to the contractual terms may be doubtful. Troubled debt restructured loans are those loans whose terms have been modified, because of economic or legal reasons related to the debtors’ financial difficulties and provide a concession to the borrower such as, a reduction in principal, change in terms, or modification of interest rates to below market levels. Repossessions include vehicles and other personal property that have been repossessed as a result of payment defaults. Purchased credit impaired loans are considered to be performing due to the application of the accretion method and are excluded from the table.

	December 31,
($ in thousands)	2016	2015	2014	2013	2012
Nonaccrual loans	$35,358	$27,128	$34,856	$40,531	$41,487
Loans past due 90 days or more and still accruing	—	1,284	827	—	—
Repossessions	2,274	1,560	1,183	1,219	1,625
Other real estate - non-covered	14,241	14,796	14,983	24,791	28,975
Other real estate - covered	573	3,881	7,581	6,191	10,781
Total nonperforming assets	$52,446	$48,649	$59,430	$72,732	$82,868

Ratio of loans past due 90 days or more and still accruing to total loans	—%	0.04%	0.04%	—%	—%
Ratio of nonperforming assets to total loans, repossessions and ORE	1.58%	1.67%	2.61%	3.78%	4.56%
The Bank had $15.4 million in troubled debt restructured loans at December 31, 2016, of which $11.7 million were accruing loans and $3.7 million are on nonaccrual status and are included in nonperforming assets in the table above.
The increase in nonperforming assets of $3.8 million from December 31, 2015, to December 31, 2016, primarily resulted from an increase in nonaccrual loans and repossessions, partially offset by a decrease in other real estate. Our noncovered nonperforming assets increased by $7.1 million, or 15.9%, from December 31, 2015 to December 31, 2016, mainly due to an $8.3 million increase in nonaccrual mortgage loans, partially offset by a $1.7 million decrease in commercial loans.
Included in nonaccrual loans at December 31, 2016 are $7.7 million in government-guaranteed residential mortgage loans. The Company has repurchased certain government-guaranteed loans, which are accounted for in nonaccrual status which account for the majority of the increase in nonaccrual loans from 2015 to 2016. The Company's loss exposure on government-guaranteed loans is mitigated by the government guarantee in whole or in part.
Management believes it has been proactive in charging down and charging off nonperforming assets as appropriate. Management’s assessment of the overall loan portfolio is that loan quality and performance have improved in recent years, as indicated by the steady decrease in our non performing asset ratios. Management is being aggressive in evaluating credit relationships and proactive in addressing problems.
When a loan is classified as nonaccrual, to the extent collection is in question, previously accrued interest is reversed and interest income is reduced by the interest accrued in the current year. If any portion of the accrued interest was accrued in a previous period, accrued interest is reduced and a charge for that amount is made to the allowance for loan losses. For 2016, the gross amount of interest income that would have been recorded on nonaccrual loans, if all such loans had been accruing interest at the original contract rate, was approximately $1.6 million compared to $1.3 million and $1.5 million during 2015 and 2014, respectively. For additional information on nonaccrual loans see “Critical Accounting Policies—Allowance for Loan Losses.”
Allowance for Loan Losses
As discussed in “Critical Accounting Policies—Allowance for Loan Losses,” the allowance for loan losses is established and maintained through provisions charged to operations. Such provisions are estimated based on management’s evaluation of the loan portfolio on at least a quarterly basis which are determined based on current economic conditions, loan portfolio concentrations, past loan loss experience, adequacy of underlying collateral, and such other factors which, in management’s judgment, deserve consideration in estimating loan losses. Loans are charged off when, in the opinion of management, such loans are deemed to be uncollectable. Subsequently, recoveries are added to the allowance.
For all loan categories, historical loan loss experience, adjusted for changes in the risk characteristics of each loan category, current trends, and other factors, is used to determine the level of allowance required. Additional amounts are provided based on the probable losses of individual impaired loans and the effect of economic conditions and other qualitative factors on both individual loans and loan categories. Since the provision is based on estimates and subjective judgment, it is not necessarily indicative of the specific amounts of losses that may ultimately occur.
The allowance for loan losses for the homogeneous pools is based on historical net charge-off rates adjusted for current trends in qualitative factors. Nonperforming and substandard commercial loans with outstanding balances exceeding $50,000, as well as certain other performing loans with greater than normal credit risk characteristics, are not treated as homogeneous pools and are instead individually reviewed for a specific allowance. The specific allowance for these individually reviewed loans is based on a specific loan impairment analysis.
The unallocated portion of the allowance reflects a margin for the imprecision inherent in estimates of the range of the probable credit losses.
At December 31, 2016, the allowance for loan losses was $29.8 million, or 0.90% of loans, compared to $26.5 million, or 0.91% of loans, at December 31, 2015. Excluding acquired loans, the allowance for loan losses increased by 2 bps during 2016. Net charge-offs as a percentage of average loans outstanding during each respective period were 0.13% in 2016 compared to 0.12% for 2015.
The table below presents the loan loss reserves by loan type as of December 31, 2016 and 2015:

	December 31,		Increase(Decrease) in ALL
(in thousands)	2016	2015
Commercial	$9,331	$8,582	$749
SBA	1,978	2,433	(455)
Construction	2,176	1,711	465
Consumer	9,812	8,668	1,144
Mortgage	5,755	4,294	1,461
Unallocated	779	776	3
Total allocated loan loss reserve by loan type	$29,831	$26,464	$3,367
Allocation of the Allowance for Loan Losses

	December 31, 2016		December 31, 2015		December 31, 2014
($ in thousands)	Allowance	%(1)	Allowance	%(1)	Allowance	%(1)
Commercial	$9,331	23.8%	$8,582	24.3%	$10,152	23.3%
SBA	1,978	4.5	2,433	4.7	3,015	6.0
Construction	2,176	7.2	1,711	6.1	1,486	5.5
Consumer	9,812	48.3	8,668	50.5	6,591	54.6
Mortgage	5,755	16.2	4,294	14.4	3,475	10.6
Unallocated	779	—	776	—	731	—
Total	$29,831	100.0%	$26,464	100.0%	$25,450	100.0%

	December 31, 2013		December 31, 2012
($ in thousands)	Allowance	%(1)	Allowance	%(1)
Commercial	$15,749	28.0%	$12,776	28.7%
SBA	2,887	7.1	2,278	6.8
Construction	3,492	5.4	8,183	5.1
Consumer	6,538	52.4	6,303	53.4
Mortgage	4,121	7.1	3,412	6.0
Unallocated	897	—	1,030	—
Total	$33,684	100.0%	$33,982	100.0%
(1) Percentage of respective loan type to loans.
Investment Securities
Management's primary objective in managing the investment securities portfolio includes maintaining a portfolio of high quality investments with competitive returns while providing for pledging and liquidity needs within overall asset and liability management parameters. We are required under federal regulations to maintain adequate liquidity to ensure safe and sound operations. As such, management regularly evaluates the investment portfolio for cash flows, the level of loan production, current interest rate risk strategies and the potential future direction of market interest rate changes. Individual investment securities differ in terms of default, interest rate, liquidity and expected rate of return risk. We maintain a relatively high percentage of the investment securities portfolio as available-for-sale to meet possible liquidity needs. The held-to-maturity investment securities are primarily utilized for pledging as collateral for public deposits.
The following table summarizes the amortized cost and fair value of debt securities at the time periods indicated:

	December 31,
	2016		2015		2014
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$22,218	$22,405	$41,252	$41,843	$25,717	$26,284
Municipal securities	11,706	11,981	14,513	14,951	14,170	14,860
SBA pool securities	14,142	13,912	14,803	14,640	—	—
Residential mortgage-backed securities	64,141	65,630	83,128	85,131	105,165	108,446
Commercial mortgage-backed securities	30,987	30,382	16,210	15,832	—	—
Total available-for-sale	$143,194	144,310	$169,906	$172,397	$145,052	$149,590

Investment securities held-to-maturity:
Municipal securities	$1,588	$1,536	$1,589	$1,579	$—	$—
Residential mortgage-backed securities	10,899	10,902	8,621	8,831	3,072	3,414
Commercial mortgage-backed securities	4,096	4,096	4,188	4,188	4,277	4,277
Total held-to-maturity	$16,583	$16,534	$14,398	$14,598	$7,349	$7,691
Investment securities available-for-sale at December 31, 2016 decreased by $28.1 million, or 16.3%, from December 31, 2015, primarily as a result of securities being called during the year. Investment securities available for sale at December 31, 2015 increased by $22.8 million, or 15.2%, over December 31, 2014, primarily as a result of securities added in The Bank of Georgia acquisition.
Investment securities held-to-maturity at December 31, 2016 increased by $2.2 million, or 15.2%, over December 31, 2015, primarily as a result of purchases of residential mortgage-backed securities during 2016, net of payments. Investment securities held-to-maturity at December 31, 2015 increased by $7.0 million, or 95.9%, from December 31, 2014, primarily the result of acquisitions and a transfer from the available-for-sale portfolio.

The amortized cost, fair value and average yield of investment securities are categorized in the following table by remaining contractual maturity. The amortized cost, fair value and average yield of securities not due at a single maturity (i.e., mortgage-backed securities) are shown separately and are calculated based on estimated remaining average life:

	December 31, 2016			December 31, 2015
($ in thousands)	Amortized Cost	Fair Value	Average Yield(1)	Amortized Cost	Fair Value	Average Yield(1)
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises
Due after one year through five years	$15,001	$15,112	2.06%	$17,877	$18,176	2.29%
Due after five years through ten years	7,217	7,293	2.38	23,375	23,667	2.35
Municipal securities(2)
Due after one year through five years	431	448	5.88	—	—	—
Due after five years through ten years	3,961	4,070	4.60	3,316	3,399	4.68
Due after ten years	7,314	7,463	5.24	11,197	11,552	5.56
SBA pool securities
Due within one year	—	—	—	5	5	1.99
Due after five years through ten years	8,407	8,325	2.41	8,605	8,554	2.40
Due after ten years	5,735	5,587	2.35	6,193	6,081	2.35
Residential mortgage-backed securities	64,141	65,630	2.68	83,128	85,131	2.86
Commercial mortgage-backed securities	30,987	30,382	2.25	16,210	15,832	1.92
Total available-for-sale	$143,194	$144,310		$169,906	$172,397

Investment securities held-to-maturity:
Municipal securities
Due after ten years	$1,588	$1,536	3.47%	$1,589	$1,579	3.47%
Residential mortgage-backed securities	10,899	10,902	3.22	8,621	8,831	2.88
Commercial mortgage-backed securities	4,096	4,096	3.64	4,188	4,188	3.64
Total held-to-maturity	$16,583	$16,534		$14,398	$14,598

(1)	Weighted average yields are calculated on the basis of the amortized cost of the security.

(2)	Average yields reflect the effect of taxable equivalent adjustments using a 35% tax rate.
Deposits
Deposits are a primary source of funding for us and provide us with the ability to successfully meet both short-term and long-term liquidity needs. While retail deposits are a primary source of funding and provide a customer base for cross-selling additional products and services, we also emphasize commercial accounts as an opportunity for growth and to meet our business customers' needs. We also utilize brokered time deposits as a funding source, although to a lesser degree.
Total deposits of $3.6 billion at December 31, 2016 increased by $451.1 million, or 14.2%, compared to December 31, 2015. The overall increase occurred primarily due to organic growth through the continued deposit marketing program, which continues to increase the number of demand deposit accounts. In addition, we assumed $181.8 million in deposits as part of our acquisition of AEB in March 2016. Core deposits, which are comprised of noninterest-bearing demand accounts and interest-bearing demand accounts, including money market accounts and savings deposits, increased by $389.2 million, or 17.8%, as the result of our continuing transaction account acquisition initiative, particularly in commercial and consumer accounts. Time deposits at December 31, 2016 increased by $61.9 million, or 6.3%, which included $46.8 million in time deposits added in the AEB acquisition.

The following table summarizes average balances and interest rates paid by category for the last three years:

	For the Year Ended December 31,
	2016			2015			2014
($ in thousands)	Average Amount	Rate	% of Total	Average Amount	Rate	% of Total	Average Amount	Rate	% of Total

Noninterest-bearing demand deposits	$925,965	—%	26.8%	$674,114	—%	24.4%	$539,023	—%	23.8%
Demand and money market	1,128,029	0.26	32.6	889,985	0.24	32.3	722,448	0.26	32.0
Savings deposits	359,194	0.33	10.4	322,385	0.34	11.7	316,439	0.36	14.0
Time deposits	910,492	0.88	26.4	751,579	0.97	27.2	622,911	1.00	27.6
Brokered time deposits	132,012	0.82	3.8	121,773	0.65	4.4	59,004	0.70	2.6
Total average deposits	$3,455,692	0.38	100.0%	$2,759,836	0.41	100.0%	$2,259,825	0.43	100.0%
Total average deposits for 2016 increased by $695.9 million, or 25.2%, over 2015. Average core deposits for 2016 increased by $526.7 million, or 27.9%, over 2015, primarily due to organic growth from the continuing transaction account initiative as well as the AEB acquisition in March 2016. Average time deposits for 2016 increased by $169.2 million, or 19.4%, from 2015, which included organic growth through our strategic marketing initiatives as well as the impact of the addition of $46.8 million in time deposits from the AEB acquisition. Total average deposits for 2015 increased by $500.0 million, or 22.1%, over 2014, with $308.6 million of the increase coming from core deposits. The increase in core deposits was primarily due to the acquisitions in 2015 as well as organic growth from our continuing transaction account initiative.
The following table summarizes scheduled remaining maturities for time deposits in denominations of $100,000 and greater as of December 31, 2016:

(in thousands)	December 31, 2016
Three months or less	$110,183
Over three through six months	127,448
Over six through twelve months	229,817
Over 12 months	92,102
Total time deposits $100,000 and greater	$559,550
Time deposits that meet or exceed the FDIC insurance limit of $250,000 were $181.4 million and $145.2 million at December 31, 2016 and 2015, respectively.
Interest Rate and Maturity Distribution of Borrowings
We use our borrowing capability with the FHLB as our primary funding source for borrowings. We enter into FHLB advances with terms that are consistent with our interest rate risk position at the time we enter into each advance. Our FHLB advances mature in less than one year and are collateralized with qualifying residential mortgage, home equity and commercial real estate loans and, from time to time, agency notes or agency mortgage-backed securities.
We had $225.0 million and $165.0 million in fixed rate FHLB advances outstanding at December 31, 2016 and 2015, respectively. In addition, we utilized overnight funding sources of $18.4 million and $44.7 million at December 31, 2016 and 2015, respectively. The change in both categories from December 31, 2015 was primarily the result of fluctuations in short-term liquidity needs which the Bank manages through short-term FHLB advances and by accessing our unsecured overnight federal funds lines available from correspondent banks.
Securities sold under repurchase agreements consist primarily of balances in the transaction accounts of our commercial customers swept nightly to an overnight investment account. Securities sold under repurchase agreements are collateralized with investment securities having a market value no less than the balance borrowed, which can fluctuate daily. Securities sold under repurchase agreements are not subject to offset.

The interest rate characteristics of our overnight repurchase agreements, FHLB advances and federal funds purchased are presented in the table below:

	December 31,
($ in thousands)	2016	2015
Repurchase agreements at an average period-end rate of 0.16% for both 2016 and 2015	$18,351	$19,730
FHLB Fixed Rate Credit Advances with interest rates ranging from 0.51% to 0.74% and 0.25% to 0.58%, at 2016 and 2015, respectively	225,000	165,000
Federal Funds Purchased at an average period-end rate of 0.39% for 2015	—	25,000
Total short-term borrowings	$243,351	$209,730
Schedule of Short-term Borrowings
The following information regarding short-term borrowings for the years ended December 31, 2016, 2015, and 2014 pertains to our overnight repurchase agreements, FHLB advances and federal funds purchased. Short-term borrowings have a maturity of one year or less.

($ in thousands)	2016	2015	2014
Outstanding at December 31	$243,351	$209,730	$291,087
Maximum month-end outstanding balance	352,603	303,521	291,087
Average daily outstanding balance	262,674	215,685	132,540
Average interest rate during the year	0.54%	0.28%	0.30%
Weighted average interest rate at year end	0.58%	0.37%	0.32%
Subordinated Debt
The aggregate principal balance of subordinated debt was $121.4 million at December 31, 2016 and 2015 and consisted of amounts outstanding pursuant to the issuance of subordinated notes and trust preferred securities. The unamortized balance of debt issuance costs is netted against the aggregate principal amount in the accompanying Consolidated Balance Sheets. Therefore, the balance reported as subordinated debt in the Consolidated Balance Sheets at December 31, 2016 and 2015 was $120.5 million and $120.3 million, respectively, after netting out unamortized acquisition costs of $939,000 and $1.1 million, respectively. Related interest expense is reported as “Interest expense: Subordinated debt” in our Consolidated Statements of Comprehensive Income.
On May 29, 2015, the Bank issued $75.0 million in aggregate principal amount of subordinated notes (the “Notes”). The Notes are due May 31, 2030 and bear a fixed rate of interest of 5.875% per year until May 31, 2025. From June 1, 2025 to the maturity date, the interest rate will be a floating rate equal to the three-month LIBOR plus 363 basis points. The Bank incurred approximately $1.1 million of acquisition costs in connection with the debt issuance. The Notes were priced at 100% of their par value. We can call the Notes at their par value in whole or in part on June 1, 2025 or any interest payment date thereafter. The Notes contain certain restrictions on the merger or consolidation of the Company or the sale or transfer of its assets into another entity. The Notes qualify as Tier 2 regulatory capital for the Bank and the Company.
On August 20, 2007, we issued $20.0 million in fixed-floating rate capital securities of Fidelity Southern Statutory Trust III with a liquidation value of $1,000 per security. Interest was fixed at 6.62% for five years and converted to a floating rate, which adjusts quarterly at a rate per annum equal to the three-month LIBOR plus 1.40%, with a rate of 2.36% and 1.91% at December 31, 2016 and 2015. The issuance has a final maturity of 30 years, but may be redeemed with regulatory approval at any distribution payment date or at any time upon certain events, such as a change in the regulatory treatment of the trust preferred securities, at the redemption price of 100%.
On March 17, 2005, we issued $10.0 million in floating rate capital securities of Fidelity Southern Statutory Trust II with a liquidation value of $1,000 per security. Interest adjusts quarterly at a rate per annum equal to the three-month LIBOR plus 1.89%,with a rate of 2.88% and 2.42% at December 31, 2016 and 2015. The issuance has a final maturity of 30 years, but may be redeemed at any distribution payment date at the redemption price of 100%.
On June 26, 2003, we issued $15.0 million in Floating Rate Capital Securities of Fidelity Southern Statutory Trust I with a liquidation value of $1,000 per security. Interest adjusts quarterly at a rate per annum equal to the three-month LIBOR plus 3.10%. The rates in effect on December 31, 2016 and 2015, were 4.10% and 3.70%, respectively. The issuance has a final maturity of 30 years, but may be redeemed at any distribution payment date at the redemption price of 100%.
The trust preferred securities were sold in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and were not registered under the Securities Act. The payments to the holders of trust preferred securities are fully tax deductible.
The $45.0 million of trust preferred securities issued by our trust subsidiaries, as of December 31, 2016 and 2015, are not consolidated for financial reporting purposes. Thus, the equity investments in the subsidiaries we created to issue the obligations, the obligations themselves, and related dividend income and interest expense are reported on an unconsolidated basis, with the investments in the amount of $1.4 million at December 31, 2016, and 2015, reported as other assets in our Consolidated Balance Sheets and dividends included as other noninterest income in our Statements of Comprehensive Income.
We included the $45.0 million of trust preferred securities in our Tier 1 capital at December 31, 2016 and 2015 as an element of restricted core capital. Restricted core capital elements are subject to an aggregate 25% of Tier 1 capital, net of goodwill limitation, as defined by the regulatory risk-based capital standards for bank holding companies. These standards also require that trust preferred securities be excluded from Tier 1 capital within five years of the maturity of the underlying junior subordinated notes issued. Our first junior subordinated note matures in June 2033.
Shareholders’ Equity
Shareholders’ equity at December 31, 2016 and 2015, was $362.6 million and $301.5 million, respectively. The $61.1 million increase in shareholders' equity over December 31, 2015 was attributable to net income earned during 2016 of $38.8 million, the common stock issued in the AEB acquisition of $22.8 million, $2.7 million added through the warrant exercises discussed below, partially offset by cash dividends declared on common shares during 2016 of $12.2 million. The remainder of the increase is attributable to stock issued through employee programs.
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
During 2016 and 2015, we received Warrant exercise notices for cash and cashless exercises, resulting in the issuance of 1,000,000 and 1,487,487 shares of common stock. In 2016, all exercises were cash exercises for aggregate proceeds of $2.7 million, resulting in the issuance of 1,000,000 shares of common stock. During 2015, 1,346,873 equivalent shares exercised were cashless, resulting in the issuance of 1,140,614 shares of common stock and cash exercise aggregated $931,354, resulting in the issuance of 346,873 shares of common stock.
On April 3, 2014, we filed a shelf registration with the SEC for up to $100 million of common stock, preferred stock, warrants, or debt securities to be issued from time to time for general corporate purposes which may include funding bank and non-bank subsidiaries, financing business expansion, or refinancing or extending the maturity of debt obligations and investments at the holding company level. As of December 31, 2016, we have not utilized the shelf registration.
Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies the accounting for goodwill impairment by removing step 2 of the goodwill impairment test. Under step 2, an entity was required to determine the fair value of individual assets and liabilities of a reporting unit (including unrecognized assets and liabilities) using the procedure for determining fair values in a business combination. Under the new guidance, goodwill impairment will be measured at the amount by which a reporting unit’s carrying amount, including those with a zero or negative carrying amount, exceeds its fair value. Any resulting impairment is limited to the carrying amount of goodwill. An entity must also disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount. The new guidance is effective for Companies that files with the SEC beginning in fiscal years after December 15, 2019 and is required to be applied prospectively with early adoption permitted for any impairment tests performed after January 1, 2017. The adoption of this ASU is not expected to have a significant impact on our Consolidated Financial Statements.
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business,” which provides clarification on the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in the ASU provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated, and therefore are considered businesses. The amendments also provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The new guidance is effective for the annual period ending after December 15, 2017, including interim periods. The amendments in this update should be applied prospectively on or after the effective date and no disclosures are required at transition. The adoption of this ASU is not expected to have a significant impact on our Consolidated Financial Statements.
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) — Restricted Cash.” The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU is effective for the Company beginning in fiscal 2019. Early adoption is permitted with retrospective application. The adoption of this ASU is not expected to have a significant impact on our Consolidated Financial Statements.
In October 2016, the FASB issued ASU 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory.” This guidance addresses the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. In addition, interpretations of this guidance have developed in practice over the years for transfers of certain intangible and tangible assets. The amendments in the update will require recognition of current and deferred income taxes resulting from an intra-entity transfer of an asset other than inventory when the transfer occurs. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The amendments in this ASU should be applied using a modified retrospective approach through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. The adoption of this ASU is not expected to have a significant impact on our Consolidated Financial Statements.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance addresses eight issues: (1) cash payments for debt prepayment or debt extinguishment costs; (2) cash payments for the settlement of zero-coupon debt instruments; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance (“COLI”) policies, including bank-owned life insurance (“BOLI”) policies; (6) distributions received from equity method investments; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows using the application of the predominance principle, whereby an entity should classify each separately identifiable cash source and use on the basis of the nature of the underlying cash flows. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this ASU may result in some cash flow category changes which we do not expect to have a significant impact on our Consolidated Financial Statements.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) securities. For AFS securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. The standard will take effect for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application for all organizations will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the standard will have on our Consolidated Financial Statements.
In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” as part of its simplification initiative. This ASU affects all entities that issue share-based payment awards to their employees. Some of the key provisions of this ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. The provisions for ASU No. 2016-09 are effective for public business entities for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted, but all of the guidance must be adopted in the same period. Effective January 1, 2016, the Company elected early adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” As a result of adoption, the Company recognized a $556,000 tax benefit during the year ended December 31, 2016. As part of this adoption, the Company did not adjust prior periods. The Company has elected to record compensation cost based on the number of actual forfeited awards. The adoption of this guidance did not have a significant impact on our Consolidated Financial Statements.
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
In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” which deferred the effective date of ASU 2014-09, “Revenue from Contracts with Customers,” by one year to annual reporting periods beginning after December 15, 2017, and interim reporting periods therein. The FASB had previously issued ASU 2014-09 in May 2014. The amendments in ASU 2014-09 indicate that entities should recognize revenue to reflect the transfers of goods or services to customers in an amount equal to the consideration the entity receives or expects to receive. The Company’s revenue is comprised of net interest income and noninterest income. As ASU 2014-09 does not apply to revenue associated with financial instruments, net interest income and gain and losses from securities are not impacted by the standard. The Company’s revenue streams that are potentially affected by this ASU could include: 1) service charges on deposit accounts; 2) ORE revenue; 3) other fees and charges; 4) trust and asset management fees; and 5) other noninterest income. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that period. The Company is continuing to evaluate the impact of this ASU on our Consolidated Financial Statements.
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
In April 2015, the FASB issued ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs,” which amends certain provisions of ASC 835 “Interest-Imputation of Interest.” The amendments in this standard simplify the presentation of debt issuance costs by requiring that these costs be presented as a direct reduction of the related debt liability. The update does not change the recognition and measurement guidance for debt issuance costs. Subsequently, the SEC announced that it would not object to the presentation of debt issuance costs for line-of-credit arrangements as other assets. As a result, in June 2015, the FASB issued ASU

2015-15 “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” to incorporate the SEC’s comments in the codification. ASU 2015-03 is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2015. Early adoption was permitted and we early adopted ASU 2015-03 as of June 30, 2015 on a retrospective basis. The adoption of this ASU resulted in an insignificant balance sheet reclassification of $90,000 between the amounts previously reported as other assets and subordinated debt on our Consolidated Balance Sheet as of December 31, 2014.
In February 2015, the FASB issued ASU 2015-02 “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The amendments in this standard provide guidance for performing a consolidation analysis and all reporting entities will be within the scope of Topic 810. As a result, the ASU clarifies when limited partnerships and other similar entities will be considered variable interest entities; three of the six criteria for determining if fees paid to a decision maker or service provider represent a variable interest were eliminated; reduces the extent to which related party arrangements cause an entity to be considered a primary beneficiary, and eliminates the deferral of ASU 2009-17 for certain investment funds. The amendments are effective for entities during annual reporting periods beginning after December 15, 2015. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.
In January 2015, the FASB issued ASU 2015-01 “Income Statement-Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The new guidance eliminates the concept of an extraordinary item. As a result, an entity will no longer segregate extraordinary items from the results of ordinary operations; separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; nor disclose income taxes and EPS data applicable to an extraordinary item. The ASU does not affect the reporting and disclosure requirements for an event that is unusual in nature or that occurs infrequently. The amendments are effective for entities during annual reporting periods beginning after December 15, 2015, and interim reporting periods therein and those requirements may be applied prospectively or retrospectively. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.
In August 2014, the FASB issued ASU 2014-15 “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments in this standard provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments will be effective for public entities during annual reporting periods beginning after December 15, 2016, and interim reporting periods therein and those requirements should be applied retrospectively. The Company elected early adoption of ASU 2014-15. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.
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

	2016
(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$38,287	$39,898	$36,806	$34,292
Interest expense	5,352	5,135	4,963	4,998
Net interest income	32,935	34,763	31,843	29,294
Provision for loan losses	2,485	2,118	3,128	500
Securities gains, net	—	296	200	82
Noninterest income	47,143	39,029	29,771	24,804
Noninterest expense	54,170	52,167	48,125	46,558
Income before income taxes	23,423	19,803	10,561	7,122
Income tax expense	8,358	7,288	3,916	2,581
Net income	$15,065	$12,515	$6,645	$4,541
Earnings per common share:
Basic	$0.57	$0.48	$0.26	$0.19
Diluted	$0.57	$0.48	$0.26	$0.18
Weighted average shares outstanding - basic	26,230	25,993	25,481	24,273
Weighted average shares outstanding - diluted	26,342	26,127	25,961	24,841

	2015
(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$33,043	$29,597	$27,516	$26,486
Interest expense	4,897	4,460	3,502	2,945
Net interest income	28,146	25,137	24,014	23,541
Provision for loan losses	3,097	1,328	(182)	108
Securities losses, net	(329)	—	—	—
Noninterest income	28,865	30,619	36,695	32,038
Noninterest expense	43,097	40,049	41,165	38,635
Income before income taxes	10,488	14,379	19,726	16,836
Income tax expense	3,711	5,162	7,275	6,146
Net income	$6,777	$9,217	$12,451	$10,690
Earnings per common share:
Basic	$0.29	$0.41	$0.58	$0.50
Diluted	$0.28	$0.39	$0.52	$0.45
Weighted average shares outstanding - basic	23,083	22,604	21,456	21,380
Weighted average shares outstanding - diluted	24,071	23,903	23,756	23,629
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
Based on the testing performed using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework), management of the Company believes that the company's internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

FIDELITY SOUTHERN CORPORATION

by	/s/ JAMES B. MILLER, JR.
James B. Miller, Jr.
Chief Executive Officer and Chairman of the Board

by	/s/ STEPHEN H. BROLLY
Stephen H. Brolly
Chief Financial Officer

March 14, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Fidelity Southern Corporation
We have audited Fidelity Southern Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Fidelity Southern Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Fidelity Southern Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fidelity Southern Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 14, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 14, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Fidelity Southern Corporation

We have audited the accompanying consolidated balance sheets of Fidelity Southern Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fidelity Southern Corporation and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fidelity Southern Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 14, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 14, 2017

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
($ in thousands)
Assets
Cash and due from banks	$31,985	$19,176
Interest-bearing deposits with banks	97,726	66,957
Federal funds sold	20,000	—
Cash and cash equivalents	149,711	86,133
Investment securities available-for-sale	144,310	172,397
Investment securities held-to-maturity (fair value of $16,534 and $14,598, respectively)	16,583	14,398
Loans held-for-sale (includes loans at fair value:$252,712 and $233,525, respectively)	465,328	397,834
Loans	3,302,264	2,896,948
Allowance for loan losses	(29,831)	(26,464)
Loans, net of allowance for loan losses	3,272,433	2,870,484
Premises and equipment, net	87,915	79,629
Other real estate, net	14,814	18,677
Bank owned life insurance	70,151	66,109
Servicing rights, net	99,295	84,944
Other assets	69,145	58,458
Total assets	$4,389,685	$3,849,063

Liabilities
Deposits
Noninterest-bearing demand deposits	$964,900	$786,779
Interest-bearing deposits	2,665,694	2,392,732
Total deposits	3,630,594	3,179,511
Short-term borrowings	243,351	209,730
Subordinated debt, net	120,454	120,322
Other liabilities	32,639	38,041
Total liabilities	4,027,038	3,547,604
Shareholders' equity
Preferred stock, no par value. Authorized 10,000,000; no shares issued and outstanding	—	—
Common stock, no par value. Authorized 50,000,000; issued and outstanding 26,318,400 and 23,140,774, respectively	205,309	169,848
Accumulated other comprehensive income, net of tax	692	1,544
Retained earnings	156,646	130,067
Total shareholders’ equity	362,647	301,459
Total liabilities and shareholders’ equity	$4,389,685	$3,849,063
See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2016	2015	2014
($ in thousands, except per share data)
Interest income:
Loans, including fees	$143,605	$111,626	$96,664
Investment securities:
Taxable interest income	4,941	4,601	4,505
Nontaxable interest income	292	335	413
Other	445	80	85
Total interest income	149,283	116,642	101,667
Interest expense:
Deposits	13,194	11,349	9,707
Short-term borrowings	1,424	650	406
Subordinated debt	5,830	3,805	1,113
Total interest expense	20,448	15,804	11,226
Net interest income	128,835	100,838	90,441
Provision for loan losses	8,231	4,351	531
Net interest income after provision for loan losses	120,604	96,487	89,910
Noninterest income:
Service charges on deposit accounts	5,941	4,955	4,438
Other fees and charges	7,731	5,356	4,349
Mortgage banking activities	101,577	85,540	55,781
Indirect lending activities	14,900	18,821	18,457
SBA lending activities	5,659	5,265	4,987
Bank owned life insurance	2,374	2,440	1,673
Securities gains (losses)	578	(329)	—
Other	2,565	5,840	5,635
Total noninterest income	141,325	127,888	95,320
Noninterest expense:
Salaries and employee benefits	96,684	76,871	67,006
Commissions	33,907	27,342	19,988
Occupancy	17,890	15,877	12,985
Communication	4,938	4,336	3,897
Other	47,601	38,520	34,878
Total noninterest expense	201,020	162,946	138,754
Income before income tax expense	60,909	61,429	46,476
Income tax expense	22,143	22,294	16,440
Net income	$38,766	$39,135	$30,036

Earnings per common share:
Basic	$1.52	$1.77	$1.41
Diluted	$1.50	$1.64	$1.28

Net income	$38,766	$39,135	$30,036
Other comprehensive (loss) income, net of tax:
Change in net unrealized (losses) / gains on available-for-sale securities, net of tax (benefit) / expense of ($303), ($903), and $1,130	(494)	(1,474)	1,846
Adjustment for net (gains) / losses included in net income, net of tax (expense) / benefit of ($220), $125, and $0	(358)	204	—
Total other comprehensive (loss) income, net of tax	(852)	(1,270)	1,846
Comprehensive income	$37,914	$37,865	$31,882
 See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Accumulated Other Comprehensive Income (Loss) Net of Tax	Retained Earnings	Total
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2013	—	$—	21,343	$159,346	$968	$75,916	$236,230
Net income						30,036	30,036
Other comprehensive income, net of tax					1,846		1,846
Comprehensive income							31,882
Common stock issued under various employee plans, net	—	—	22	3,229	—	—	3,229
Cash dividends paid	—	—	—	—	—	(6,390)	(6,390)
Balance at December 31, 2014	—	$—	21,365	$162,575	$2,814	$99,562	$264,951
Net income						39,135	39,135
Other comprehensive loss, net of tax					(1,270)		(1,270)
Comprehensive income							37,865
Common stock issued under various employee plans, net	—	—	289	6,342	—	—	6,342
Stock issuance pursuant to exercise of warrants	—	—	1,487	931	—	—	931
Cash dividends paid	—	—	—	—	—	(8,630)	(8,630)
Balance at December 31, 2015	—	$—	23,141	$169,848	$1,544	$130,067	$301,459
Net income						38,766	38,766
Other comprehensive loss, net of tax					(852)		(852)
Comprehensive income							37,914
Common stock issued for AEB acquisition	—	—	1,470	22,727	—	—	22,727
Common stock issued under various employee plans, net	—	—	707	10,049	—	—	10,049
Stock issuance pursuant to exercise of warrants	—	—	1,000	2,685	—	—	2,685
Cash dividends paid	—	—	—	—	—	(12,187)	(12,187)
Balance at December 31, 2016	—	$—	26,318	$205,309	$692	$156,646	$362,647
See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$38,766	$39,135	$30,036
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	8,231	4,351	531
Depreciation and amortization of premises and equipment	4,952	5,041	4,346
Amortization of FDIC indemnification asset, net	1,321	891	820
Accretion of purchase discounts or premiums, net	(676)	(230)	(1,871)
Other amortization	1,411	481	157
Impairment of other real estate	1,090	460	2,158
Amortization and impairment of servicing rights, net	19,527	15,885	13,038
Share-based compensation expense	3,544	1,468	1,655
Pension and postretirement benefits, net	15	1,820	(374)
Net (gain) loss on investment securities called or sold	(578)	329	—
Gains on loan sales, including origination of servicing rights	(97,525)	(84,635)	(60,503)
Net gain on sales of other real estate	(859)	(3,084)	(3,299)
Loss on disposal of premises and equipment	—	140	—
Net income on bank owned life insurance	(1,853)	(2,400)	(1,566)
Net change in deferred income tax, net of acquisitions	8,010	6,540	15,936
Net change in fair value of loans held-for-sale	86	(2,490)	(1,811)
Originations of loans held-for-sale	(3,455,029)	(3,216,100)	(2,664,366)
Proceeds from sales of loans held-for-sale	3,452,655	3,232,045	2,515,314
Net payments (paid to) received from FDIC under loss-share agreements	(92)	480	5,606
Decrease in other assets, net of acquisitions	(1,969)	(464)	(1,746)
(Decrease) increase in other liabilities, net of acquisitions	(10,535)	3,292	4,000
Net cash (used in) provided by operating activities	(29,508)	2,955	(141,939)
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(12,391)	(30,821)	(5,006)
Proceeds from sales of investment securities available-for-sale	—	22,633	—
Maturities, calls and repayment of investment securities available-for-sale	41,668	27,799	27,344
Purchases of investment securities held-to-maturity	(3,929)	(5,018)	(4,334)
Maturities, calls and repayment of investment securities held-to-maturity	1,661	1,163	1,036
Purchases of FHLB stock	(14,008)	(10,195)	(19,260)
Redemption of FHLB stock	11,050	11,487	13,174
Net proceeds from sales of loans previously classified as held for investment	—	—	52,211
Net increase in loans, net of loans acquired	(270,119)	(463,366)	(426,029)
Proceeds from bank owned life insurance	847	844	868
Purchase of bank owned life insurance	(2,500)	(5,000)	(25,000)
Proceeds from sales of other real estate	11,561	17,682	21,649
Purchases of premises and equipment, net of acquisitions	(6,529)	(12,160)	(13,406)
Cash received in excess of cash paid for acquisitions	37,609	215,472	161,997
Net cash used in investing activities	(205,080)	(229,480)	(214,756)

	FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

	Years Ended December 31,
(in thousands)	2016	2015	2014
Cash flows from financing activities:
Net increase in noninterest-bearing deposits, net of acquisitions	113,756	138,794	48,638
Net increase in interest-bearing deposits, net of acquisitions	153,644	127,032	36,065
Net (decrease) increase in other short-term borrowings	(26,379)	(65,626)	81,854
Proceeds from FHLB advances	1,325,000	910,000	688,000
Repayments on FHLB advances	(1,265,000)	(940,000)	(538,000)
Issuance of subordinated debt	—	75,000	—
Payment of debt issuance costs	—	(1,069)	—
Proceeds from the issuance of common stock, net	9,332	5,552	1,574
Cash dividends paid on common stock	(12,187)	(8,630)	(6,390)
Net cash provided by financing activities	298,166	241,053	311,741
Net increase (decrease) in cash and cash equivalents	63,578	14,528	(44,954)
Cash and cash equivalents, beginning of year	86,133	71,605	116,559
Cash and cash equivalents, end of year	$149,711	$86,133	$71,605

	Years Ended December 31,
(in thousands)	2016	2015	2014
Supplemental cash flow information and non-cash disclosures:
Cash paid during the year for:
Interest on deposits and borrowings	$20,031	$15,099	$11,275
Income taxes	17,895	9,518	970
Acquisitions:
Assets acquired	167,366	255,280	9,025
Liabilities assumed	186,030	470,752	171,022
Common stock issued	22,727	—	—
Transfers of investment securities from available-for-sale to held-to-maturity	—	3,194	—
Transfers from loans held-for-sale to loans held for investment	4,573	6,349	4,134
Transfers of loans to other real estate	7,120	4,742	12,090
See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
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
The Bank provides a full range of financial products and services for retail customers and small to medium-sized businesses, primarily spanning the metropolitan Atlanta and Jacksonville, Orlando and Sarasota-Bradenton, Florida markets. We also conduct indirect automobile lending, residential mortgage lending and Small Business Administration (“SBA”) lending activities in the South and parts of the Midwest. The Bank attracts deposits from individuals and businesses and uses these deposits and borrowed funds to originate commercial, residential mortgage, construction and installment loans, of which a portion are sold with servicing retained by the Bank. The Bank also offers Wealth Management services to individuals; as well as cash management services, remote deposit services and international trade services for businesses. Through its marketing partners, the Bank offers merchant services for businesses and credit cards for both individuals and businesses.
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
The Company also has three unconsolidated subsidiaries, as of December 31, 2016, that were established prior to 2016 for the purpose of issuing trust preferred securities. The equity investments are reported as other assets and dividends are included as other noninterest income. The obligations are reported as subordinated debt, with related interest expense reported as interest on subordinated debt.
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
Origination fees and costs are recognized in earnings at the time of origination for residential mortgage loans held-for-sale. Adjustments to unrealized gains and losses resulting from changes to fair value are included in noninterest income from mortgage banking activities in the Consolidated Statements of Comprehensive Income.
The SBA and indirect automobile loans held-for-sale are recorded at the lower of cost or fair value. Any loans subsequently transferred to the held for investment portfolio are transferred at the lower of cost or fair value at that time. For SBA loans, fair value is determined on an individual loan basis and is primarily based on loan performance and available market information. For indirect automobile loans, the fair value is determined based on evaluating the estimated market value of the pool being accumulated for sale based on available market information. Origination fees and costs for SBA and indirect automobile loans held-for-sale are capitalized as part of the basis of the loan and are included in the calculation of realized gains and losses upon sale.
Gains and losses on the sales of residential mortgage, SBA and indirect loans are recognized at the settlement date, based on the difference between the net sales proceeds, including the estimated value associated with servicing assets or liabilities, and the net carrying value of the loans sold and are classified in the Consolidated Statements of Comprehensive Income as noninterest income from mortgage banking activities, SBA lending activities, and indirect lending activities, respectively.
Loans and Interest Income
Loans originated for investment are reported at principal balance and include net deferred amounts. Net deferred amounts are comprised of deferred loan fees, net of certain origination costs; and indirect dealer reserves. Acquired non-purchased credit impaired loans are initially recorded at their acquisition date fair value. Interest income is recognized in the Consolidated Statements of Comprehensive Income as it is earned, using the effective yield interest method on the daily principal balance. Net deferred amounts including acquisition date premium or discount are recognized as part of interest income over the contractual lives of the underlying loans using the effective interest method and does not reflect anticipation of prepayments.
Past due status is based on the contractual terms of the underlying loan agreement. Generally, the accrual of interest income is discontinued when a loan becomes 90 days past due. A loan may be placed on nonaccrual status sooner if reasonable doubt exists as to the full, timely collection of principal or interest. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is reversed against current period interest income. Subsequent interest collected on nonaccrual loans is recorded as a principal reduction. Nonaccrual loans are returned to accrual status when all contractually due principal and interest amounts are brought current and the future payments are reasonably assured.
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
Impairment is determined through the Company's normal loan administration and review functions. Impaired loans are evaluated based on the present value of expected future cash flows discounted at each loan's original effective interest rate, or at the loan's observable market price, or the fair value of the collateral, if the loan is collateral-dependent. When it has been determined that a loan cannot be collected in whole or in part, the uncollectable portion is charged off against the allowance for loan losses.
The Company has repurchased certain government-guaranteed loans, which are accounted for in nonaccrual status. The Company's loss exposure on government-guaranteed loans is mitigated by the government guarantee in whole or in part.
The Company has extended loans to certain officers and directors. The Company does not believe these loans involve more than the normal risk of collectability or present other unfavorable features when originated. None of the related party loans were classified as nonaccrual, past due, restructured, or potential problem loans at December 31, 2016 or 2015.
Allowance for Loan Losses
The allowance for loan losses (“ALL”) is a valuation allowance for probable incurred credit losses. The ALL is maintained at a level which, in management's opinion, is appropriate to absorb credit losses inherent in the loan portfolio as of the balance sheet date.
The Company delineates between loans accounted for under the contractual yield method, primarily originated or legacy loans, and loans accounted for as purchased impaired loans. Further, the Company attributes portions of the ALL to loans that it evaluates individually, and to groups of loans and loan commitments that it evaluates collectively. The Company believes the entire allowance attributable to loans accounted for under the contractual yield method is available to absorb all losses inherent within that loan portfolio.
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
The ALL for originated loans consists of specific, general, and unallocated components. The specific component is established to the extent that the estimated value of an impaired loan is less than the recorded investment. The Company uses several sources of information to estimate collateral value such as appraisals, broker price opinions, recent sales of foreclosed properties and other relevant market information supplemented by the Company's internal evaluation. The value estimate assumes an orderly disposition of the property, including costs to sell. The general component covers non-impaired loans and is established for loans grouped into pools based on similar characteristics. General allowance factors are calculated for each pool of loans based on historical loss experience, current economic trends, changes in internal risk ratings, current underwriting standards, and other qualitative factors that management believes might impact the estimated losses in each pool. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The unallocated component of the allowance reflects a margin for the imprecision inherent in estimates of the range of the probable credit losses.
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
The appropriateness of the ALL is evaluated quarterly using an established process determined by management and the Credit Review Department. Nonperforming commercial loans with outstanding balances exceeding $50,000, as well as certain other performing loans with greater than normal credit risks, are individually reviewed to determine the level of allowance required to be specifically allocated to these loans. For the general component of the ALL, the loan portfolio is segregated by type of loan, evaluated for exposure to risks, and allocated a loss percentage factor for each homogeneous portfolio. While allocations of the ALL may be made for specific loans, the entire ALL is available for any loan that, in management's judgment, should be charged off.
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
Premises and Equipment
Land is stated at cost. Office equipment, furnishings, and buildings, including leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over an estimated useful life of 20 to 39 years for buildings and three to 15 years for furniture and equipment. Leasehold improvements to premises and equipment under operating leases are amortized using the straight-line method over the remaining lease term or estimated useful life, whichever is shorter. Branch renovation and expansion projects in process are included in buildings and improvements and are depreciated beginning with the date the projects are completed. Maintenance and repairs and minor replacements are charged to expense when incurred. Gains and losses on routine dispositions are reflected in earnings.
Valuation of Goodwill, Intangible Assets and Other Purchase Accounting Adjustments
The Company accounts for its acquisitions as business combinations which requires the use of the acquisition method of accounting. Under this method, the Company is required to record the assets acquired, including identified intangible assets, and liabilities assumed, at their respective fair values at the acquisition date, which in many instances involves using estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analysis or other valuation techniques. The determination of the useful lives of intangible assets such as core deposit intangible is subjective, as is the appropriate amortization method for such intangible assets. Core deposit intangibles are amortized over their estimated useful lives, ranging up to 10 years.
Business combinations may also result in recording goodwill. Goodwill and other intangible assets with an indefinite useful life are reviewed and tested at least annually for impairment or more often if events or changes in circumstances indicate that the carrying amount may exceed fair value.
Other Real Estate
Other Real Estate (“ORE”) represents property acquired through acquisition, foreclosure or deed in lieu of foreclosure in satisfaction of loans. ORE is initially reported at the lower of cost or fair value, less estimated selling costs. Fair value is normally determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources. At the time of foreclosure or initial possession of collateral, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the ALL. After the transfer to ORE, the fair value less estimated selling costs becomes the new cost basis for the ORE. Costs to complete houses foreclosed during construction are capitalized.
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
Income Taxes
Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. The effect on deferred tax assets and liabilities of a subsequent change in tax rates is recognized in the provision for income taxes for the period that includes the enactment date.
In assessing the realization of the net deferred tax asset, management considers whether it is more likely than not that some portion or all of the net deferred tax asset will not be realized. A valuation allowance is recognized for a net deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies by jurisdiction and entity in making this assessment.
A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. For financial accounting purposes, interest and penalties accrued, if any, are classified as other expense in the Consolidated Statements of Comprehensive Income.
Deposits
Deposits from related parties held by the Company through the Bank amounted to $120.3 million and $86.6 million at December 31, 2016 and 2015, respectively.
Share-Based Compensation
The Company permits the grant of stock options, stock appreciation rights, restricted stock, and other incentive awards and uses the fair value method of recognizing expense for share-based compensation. Compensation cost is measured at the grant date based on the value of the award and is recognized on a straight-line basis over the vesting period. For additional information on the Company's share-based compensation plans, see Note 13, “Employee Benefits.”

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
Adoption of New Accounting Standards and Newly Issued Not Yet Effective Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies the accounting for goodwill impairment by removing step 2 of the goodwill impairment test. Under step 2, an entity was required to determine the fair value of individual assets and liabilities of a reporting unit (including unrecognized assets and liabilities) using the procedure for determining fair values in a business combination. Under the new guidance, goodwill impairment will be measured at the amount by which a reporting unit’s carrying amount, including those with a zero or negative carrying amount, exceeds its fair value. Any resulting impairment is limited to the carrying amount of goodwill. An entity must also disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount. The new guidance is effective for Companies that files with the SEC beginning in fiscal years after December 15, 2019 and is required to be applied prospectively with early adoption permitted for any impairment tests performed after January 1, 2017. The adoption of this ASU is not expected to have a significant impact on the Company's Consolidated Financial Statements.
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business,” which provides clarification on the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in the ASU provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated, and therefore are considered businesses. The amendments also provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The new guidance is effective for the annual period ending after December 15, 2017, including interim periods. The amendments in this update should be applied prospectively on or after the effective date and no disclosures are required at transition. The adoption of this ASU is not expected to have a significant impact on the Company's Consolidated Financial Statements.
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) — Restricted Cash.” The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU is effective for the Company beginning in fiscal 2019. Early adoption is permitted with retrospective application. The adoption of this ASU is not expected to have a significant impact on the Company's Consolidated Financial Statements.
In October 2016, the FASB issued ASU 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory.” This guidance addresses the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. In addition, interpretations of this guidance have developed in practice over the years for transfers of certain intangible and tangible assets. The amendments in the update will require recognition of current and deferred income taxes resulting from an intra-entity transfer of an asset other than inventory when the transfer occurs. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The amendments in this ASU should be applied using a modified retrospective approach through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. The adoption of this ASU is not expected to have a significant impact on the Company's Consolidated Financial Statements.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance addresses eight issues: (1) cash payments for debt prepayment or debt extinguishment costs; (2) cash payments for the settlement of zero-coupon debt instruments; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance (“COLI”) policies, including bank-owned life insurance (“BOLI”) policies; (6) distributions received from equity method investments; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows using the application of the predominance principle, whereby an entity should classify each separately identifiable cash source and use on the basis of the nature of the underlying cash flows. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this ASU may result in some cash flow category changes which the Company does not expect to have a significant impact on the Company's Consolidated Financial Statements.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) securities. For AFS securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. The standard will take effect for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application for all organizations will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the standard will have on the Company's Consolidated Financial Statements.
In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” as part of its simplification initiative. This ASU affects all entities that issue share-based payment awards to their employees. Some of the key provisions of this ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required under current guidance, or recognized when they occur. The provisions for ASU No. 2016-09 are effective for public business entities for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted, but all of the guidance must be adopted in the same period. Effective January 1, 2016, the Company elected early adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” As a result of adoption, the Company recognized a $556,000 tax benefit during the year ended December 31, 2016. As part of this adoption, the Company did not adjust prior periods. The Company has elected to record compensation cost based on the number of awards actually forfeited when they occur. The adoption of this guidance did not have a significant impact on the Company's Consolidated Financial Statements.
In February 2016, the FASB issued ASU 2016-02, “Leases.” The new standard requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. For leases with a term of 12 months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements and provide additional information about the nature of an organization’s leasing activities. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases and amounts previously recognized in accordance with the business combinations guidance for leases. The Company is continuing to evaluate the impact of this ASU on the Company's Consolidated Financial Statements.
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
In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” which deferred the effective date of ASU 2014-09, “Revenue from Contracts with Customers,” by one year to annual reporting periods beginning after December 15, 2017, and interim reporting periods therein. The FASB had previously issued ASU 2014-09 in May 2014. The amendments in ASU 2014-09 indicate that entities should recognize revenue to reflect the transfers of goods or services to customers in an amount equal to the consideration the entity receives or expects to receive. The Company’s revenue is comprised of net interest income and noninterest income. As ASU 2014-09 does not apply to revenue associated with financial instruments, net interest income and gain and losses from securities are not impacted by the standard. The Company’s revenue streams that are potentially affected by this ASU could include: 1) service charges on deposit accounts; 2) ORE revenue; 3) other fees and charges; 4) trust and asset management fees; and 5) other noninterest income. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that period. The Company is continuing to evaluate the impact of this ASU on the Company's Consolidated Financial Statements.
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
In April 2015, the FASB issued ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs,” which amends certain provisions of ASC 835 “Interest-Imputation of Interest.” The amendments in this standard simplify the presentation of debt issuance costs by requiring that these costs be presented as a direct reduction of the related debt liability. The update does not change the recognition and measurement guidance for debt issuance costs. Subsequently, the SEC announced that it would not object to the presentation of debt issuance costs for line-of-credit arrangements as other assets. As a result, in June 2015, the FASB issued ASU 2015-15 “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” to incorporate the SEC’s comments in the codification. ASU 2015-03 is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2015. Early adoption was permitted and the Company early adopted ASU 2015-03 as of June 30, 2015 on a retrospective basis. The adoption of this ASU resulted in an insignificant balance sheet reclassification of $90,000 between the amounts previously reported as other assets and subordinated debt on the Company's Consolidated Balance Sheets as of December 31, 2014.
In February 2015, the FASB issued ASU 2015-02 “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The amendments in this standard provide guidance for performing a consolidation analysis and all reporting entities will be within the scope of Topic 810. As a result, the ASU clarifies when limited partnerships and other similar entities will be considered variable interest entities; three of the six criteria for determining if fees paid to a decision maker or service provider represent a variable interest were eliminated; reduces the extent to which related party arrangements cause an entity to be considered a primary beneficiary, and eliminates the deferral of ASU 2009-17 for certain investment funds. The amendments are effective for entities during annual reporting periods beginning after December 15, 2015. The adoption of this guidance did not have a material impact on the Company's Consolidated Financial Statements.
In January 2015, the FASB issued ASU 2015-01 “Income Statement-Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The new guidance eliminates the concept of an extraordinary item. As a result, an entity will no longer segregate extraordinary items from the results of ordinary operations; separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; nor disclose income taxes and EPS data applicable to an extraordinary item. The ASU does not affect the reporting and disclosure requirements for an event that is unusual in nature or that occurs infrequently. The amendments are effective for entities during annual reporting periods beginning after December 15, 2015, and interim reporting periods therein and those requirements may be applied prospectively or retrospectively. The adoption of this guidance did not have a material impact on the Company's Consolidated Financial Statements.
In August 2014, the FASB issued ASU 2014-15 “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments in this standard provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments will be effective for public entities during annual reporting periods beginning after December 15, 2016, and interim reporting periods therein and those requirements should be applied retrospectively. The Company elected early adoption of ASU 2014-15. The adoption of this guidance did not have a material impact on the Company's Consolidated Financial Statements.
Other accounting pronouncements that have recently been issued by the FASB or other standard-settings bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.
2. Business Combinations
The Company accounts for its acquisitions as business combinations. As such, the purchase price is allocated to the fair value of the assets acquired and liabilities assumed as of the acquisition date. Determining the fair value of assets and liabilities, particularly illiquid assets and liabilities, is a complicated process involving significant judgment regarding estimates and assumptions used to calculate estimated fair value. Purchase price allocations on completed acquisitions may be modified through the measurement period which cannot exceed one year from the acquisition date. If the Company recognizes adjustments to provisional amounts that are identified during the measurement period, the adjustments will be reported in the period in which the amounts are determined. Fair value adjustments based on updated estimates could materially affect the goodwill, if any, recorded on the acquisition. The Company may incur losses on the acquired loans that are materially different from losses originally projected in the fair value estimate. Acquisition-related costs are expensed as incurred.
The acquisition of American Enterprise Bankshares, Inc., (“AEB”), in March 2016 resulted in the recording of $5.2 million in goodwill. For the annual goodwill impairment evaluation, management bypassed the qualitative assessment for each respective reporting unit and performed Step 1 of the goodwill impairment test. Step 1 of the goodwill impairment test requires the Company to compare the fair value of its reporting unit with its carrying amount, including goodwill. Accordingly, the Company determined the fair value of its reporting unit and compared the fair value to the reporting unit’s carrying amount. The Company determined that its reporting unit’s fair value exceeded its carrying amount; therefore, the Company concluded its goodwill was not impaired as of December 31, 2016.
The effects of the acquired assets and liabilities have been included in the consolidated financial statements since their respective acquisition date. Pro forma results have not been disclosed as those amounts are not significant to the consolidated financial statements.
American Enterprise Bankshares, Inc.
On March 1, 2016, the Company acquired AEB, the holding company for American Enterprise Bank of Florida, a Jacksonville, Florida-based community bank. The Company acquired all of the outstanding common stock of the former AEB shareholders, including common shares issued upon conversion of subordinated debentures prior to the acquisition. Total consideration of $22.8 million was issued in the transaction. AEB merged with and into the Company and American Enterprise Bank of Florida merged with and into Fidelity Bank. With this acquisition, the Company expanded and strengthened its retail branch footprint by adding two branches in the Jacksonville, Florida area. The Company projects cost savings will be recognized in future period as the conversion and integration activities related to the acquisition were completed in July 2016.
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

The following table represents the fair value of assets and liabilities acquired in the acquisition of AEB:

(in thousands)
Assets
Cash and cash equivalents	$36,259
Investment securities	4,556
Loans	147,304
Premises and equipment	7,145
Other real estate	809
Core deposit intangible	1,310
Deferred tax asset	5,877
Other assets	365
Fair value of assets acquired	$203,625

Liabilities
Deposits
Noninterest-bearing demand deposits	$64,366
Interest-bearing deposits	117,458
Total deposits	181,824
Other liabilities	4,206
Fair value of liabilities assumed	$186,030
The following table summarizes the total consideration paid in the AEB acquisition:

($ in thousands)	Number of Shares	Amount
Equity consideration
Common stock issued	1,470,068	$22,727
Total equity consideration		22,727

Non-equity consideration
Cash		32
Total consideration paid		22,759

Fair value of net assets assumed		17,595
Goodwill		$5,164
2015 Acquisitions
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
Under the terms of the Agreement, the Bank acquired $280.8 million in assets, including $144.8 million in loans, and assumed $266.4 million in customer deposits. Pursuant to the Agreement, the Bank received a fair value adjustment on the assets in the amount of $20.4 million on the assets acquired and paid the FDIC a premium of 3.0% to assume all customer deposits. To settle the transaction, the FDIC made a cash payment to the Bank totaling approximately $41.4 million, based on the differential between liabilities assumed and assets acquired. Additionally, the Bank acquired The Bank of Georgia's seven branches, which are located in the following Georgia cities: Peachtree City, Fayetteville, Tyrone, Sharpsburg, Newnan, and Fairburn. With this acquisition, the Company expanded its retail branch footprint in Coweta and Fayette counties, both of which are suburbs of Atlanta.
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
The combined acquired fair value of assets and liabilities for both branch acquisitions in 2015 are presented in the following table. The amount allocated to goodwill was insignificant.

(in thousands)
Assets
Cash and cash equivalents	$146,740
Loans	36,517
Premises and equipment	3,596
Core deposit intangible	2,905
Other assets	211
Fair value of assets acquired	$189,969

Liabilities
Deposits
Noninterest-bearing deposits	$31,695
Interest-bearing deposits	157,592
Total deposits	189,287
Other liabilities	682
Fair value of liabilities assumed	$189,969
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

Effective December 31, 2016, the Decatur First Bank non-single family Loss Share Agreement between the Bank and the FDIC expired and claims on non-single family loans and other real estate assets covered under this agreement are no longer claimable after filing the fourth quarter of 2016 loss share certificate with the FDIC. The Loss Share Agreement for assets acquired in the Security Exchange Bank FDIC-assisted acquisition will expire on June 30, 2017.
Because the FDIC will reimburse the Company for 80% of losses incurred on the covered assets during the recovery period, the FDIC Indemnification asset was recorded at fair value at the acquisition date. The FDIC indemnification asset is adjusted quarterly based on changes in expected losses and remittances received. There were no single family loans included in the Loss Share Agreement for Security Exchange Bank. New loans made after the date of the transactions are not covered by the provisions of the Loss Share Agreements.
A summary of activity for the FDIC indemnification asset, included in other assets in the accompanying Consolidated Balance Sheets, follows:

	For the Year Ended
(in thousands)	December 31, 2016	December 31, 2015
Beginning balance	$3,320	$5,011
Amortization, net	(1,322)	(891)
Additional (fewer) estimated covered losses	(885)	83
Claim payments made to / (received from) the FDIC	92	(480)
Claims receivable / (payable) from sales of OREO	350	(403)
Ending balance	$1,555	$3,320
The Company had recorded a liability of $650,000 at December 31, 2016 to reserve for the amount of estimated clawback consideration due to the FDIC under the Loss Share Agreements based on projected net losses. The sum of the historical and remaining projected losses and recoveries under one agreement was less than the clawback threshold due to the FDIC based on projected net losses.
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
In addition to the risk-based capital requirements described above, we are subject to a leverage capital requirement, which calls for a minimum ratio of Tier 1 capital to quarterly average total assets of 4.00%. The Bank is also subject to a Common Equity Tier 1 ("CET1") capital to total risk-weighted assets ratio of 4.50%. CET1 Capital is comprised of Tier 1 capital less amounts attributable to qualifying non-cumulative perpetual preferred stock and minority interests in consolidated subsidiaries.
Beginning January 1, 2016, minimum capital ratios are subject to a capital conservation buffer. In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, the Bank must hold a capital conservation buffer above its minimum risk-based capital requirements. This capital conservation buffer is calculated as the lowest of the differences between the actual CET1 ratio, Tier 1 Risk-Based Capital Ratio, and Total Risk-Based Capital Ratio and the corresponding minimum ratios. At December 31, 2016, the required minimum capital conservation buffer was 0.625% and will increase in subsequent years by 0.625% until it is fully phased in on January 1, 2019 at 2.50%. At December 31, 2016, the capital conservation buffers of FSC and the Bank were 3.46% and 2.97%, respectively.

The following tables sets forth the capital requirements for the Bank under FDIC regulations and the Bank’s capital ratios at December 31, 2016 and 2015:

Fidelity Bank
	December 31,
Capital Ratios:	2016	2015
Leverage	8.140%	8.350%
Risk-Based Capital:
Common Equity Tier 1	8.580%	8.530%
Tier 1	8.970%	8.990%
Total	11.910%	12.230%

Fidelity Bank	December 31, 2016		December 31, 2015
($ in thousands)	Amount	Percent	Amount	Percent
Common Equity Tier 1 Capital:
Actual	$337,337	8.580%	$295,222	8.530%
Minimum	176,925	4.500%	155,744	4.500%
Tier 1 Capital:
Actual	$352,601	8.970%	$311,221	8.990%
Minimum	235,854	6.000%	207,711	6.000%
Total Risk-Based Capital:
Actual	$468,234	11.910%	$423,331	12.230%
Minimum	314,515	8.000%	276,913	8.000%
Tier 1 Capital Leverage Ratio:
Actual		8.140%		8.350%
Minimum		4.000%		4.000%
The Company is not subject to the provisions of prompt corrective action. The FRB, as the primary regulator of FSC, has established minimum capital requirements as a function of its oversight of bank holding companies.
The following tables depict FSC’s capital ratios at December 31, 2016 and 2015, in relation to the minimum capital ratios established by the regulations of the FRB:

Fidelity Southern Corporation
	December 31, 2016	December 31, 2015
Leverage capital ratio	8.580%	8.800%
Risk-Based capital:
Common Equity Tier 1	8.350%	8.200%
Tier 1	9.460%	9.500%
Total	12.110%	12.400%

Fidelity Southern Corporation	December 31, 2016		December 31, 2015
($ in thousands)	Amount	Percent	Amount	Percent
Common Equity Tier 1 Capital:
Actual	$328,193	8.350%	$283,788	8.196%
Minimum	176,870	4.500%	155,813	4.500%
Tier 1 Capital:
Actual	$371,841	9.460%	$328,751	9.495%
Minimum	235,840	6.000%	207,742	6.000%
Total Risk-Based Capital:
Actual	$476,081	12.110%	$429,468	12.404%
Minimum	314,504	8.000%	276,987	8.000%
Tier 1 Capital Leverage Ratio:
Actual		8.580%		8.800%
Minimum		4.000%		4.000%

Generally, dividends that may be paid by the Bank to FSC are subject to certain regulatory limitations. In particular, under Georgia banking law applicable to Georgia state chartered commercial banks such as the Bank, the approval of the GDBF will be required if the total of all dividends declared in any calendar year by the Bank exceeds 50% of the Bank’s net profits for the prior year or if certain other provisions relating to classified assets and capital adequacy are not met. At December 31, 2016 and 2015, the Bank’s total shareholders’ equity was $386.4 million and $328.4 million, respectively. FSC invested no capital in the Bank during 2016 or 2015 in the form of capital infusions. In 2016, the Bank and LionMark paid dividends of $4.8 million and $2.0 million, respectively, to FSC. In 2015, the Bank and LionMark paid dividends of $2.0 million and $1.5 million, respectively, to FSC.
Also, under current Federal regulations, the Bank is limited in the amount it may loan to its non-bank affiliates, including FSC. As of December 31, 2016 and 2015, there were no loans outstanding from the Bank to FSC.
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
The following table summarizes the amortized cost and fair value of investment securities and the related gross unrealized gains and losses at December 31, 2016 and 2015:

	December 31, 2016
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$22,218	$227	$(40)	$22,405
Municipal securities	11,706	329	(54)	11,981
SBA pool securities	14,142	—	(230)	13,912
Residential mortgage-backed securities	64,141	1,584	(95)	65,630
Commercial mortgage-backed securities	30,987	—	(605)	30,382
Total available-for-sale	$143,194	$2,140	$(1,024)	$144,310

Investment securities held-to-maturity:
Municipal securities	$1,588	$—	$(52)	$1,536
Residential mortgage-backed securities	10,899	160	(157)	10,902
Commercial mortgage-backed securities	4,096	—	—	4,096
Total held-to-maturity	$16,583	$160	$(209)	$16,534

	December 31, 2015
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$41,252	$674	$(83)	$41,843
Municipal securities	14,513	491	(53)	14,951
SBA pool securities	14,803	—	(163)	14,640
Residential mortgage-backed securities	83,128	2,080	(77)	85,131
Commercial mortgage-backed securities	16,210	—	(378)	15,832
Total available-for-sale	$169,906	$3,245	$(754)	$172,397

Investment securities held-to-maturity:
Municipal securities	$1,589	$—	$(10)	$1,579
Residential mortgage-backed securities	8,621	263	(53)	8,831
Commercial mortgage-backed securities	4,188	—	—	4,188
Total held-to-maturity	$14,398	$263	$(63)	$14,598

The Company held 21 and 19 investment securities available-for-sale that were in an unrealized loss position at December 31, 2016 and 2015, respectively. There were seven and four investment securities held-to-maturity that were in an unrealized loss position at December 31, 2016 and 2015, respectively.
The following table reflects the gross unrealized losses and fair values of the investment securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2016
	Less than 12 Months		12 Months or Longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$10,050	$(40)	$—	$—
Municipal securities	3,380	(54)	—	—
SBA pool securities	13,912	(230)	—	—
Residential mortgage-backed securities	7,539	(65)	2,624	(30)
Commercial mortgage-backed securities	23,595	(605)	—	—
Total available-for-sale	$58,476	$(994)	$2,624	$(30)

Investment securities held-to-maturity:
Municipal securities	$1,536	$(52)	$—	$—
Residential mortgage-backed securities	8,065	(136)	930	(21)
Total held-to-maturity	$9,601	$(188)	$930	$(21)

	December 31, 2015
	Less than 12 Months		12 Months or Longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$25,993	$(83)	$—	$—
Municipal securities	2,915	(53)	—	—
SBA pool securities	14,640	(163)	—	—
Residential mortgage-backed securities	5,147	(77)	3,619	(35)
Commercial mortgage-backed securities	15,832	(378)	—	—
Total available-for-sale	$64,527	$(754)	$3,619	$(35)

Investment securities held-to-maturity:
Municipal securities	$1,579	$(10)	$—	$—
Residential mortgage-backed securities	4,204	(53)	—	—
Total held-to-maturity	$5,783	$(63)	$—	$—
At December 31, 2016 and 2015, the unrealized losses on investment securities related to market interest rate fluctuations since purchase. Management does not have the intent to sell the temporarily impaired securities and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost, which may be maturity. Accordingly, as of December 31, 2016, management has reviewed its portfolio for other-than-temporary-impairment and believes the impairment detailed in the table above is temporary. Therefore, no other-than-temporary impairment loss has been recognized in the Company’s Consolidated Statements of Comprehensive Income.

The amortized cost and fair value of investment securities at December 31, 2016 and 2015 are categorized in the following table by remaining contractual maturity. The amortized cost and fair value of securities not due at a single maturity (i.e., mortgage-backed securities) are shown separately and are calculated based on estimated average remaining life:

	December 31, 2016		December 31, 2015
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises
Due after one year through five years	$15,001	$15,112	$17,877	$18,176
Due after five years through ten years	7,217	7,293	23,375	23,667
Municipal securities
Due after one year through five years	431	448	—	—
Due after five years through ten years	3,961	4,070	3,316	$3,399
Due after ten years	7,314	7,463	11,197	11,552
SBA pool securities
Due within one year	—	—	5	5
Due after five years through ten years	8,407	8,325	8,605	8,554
Due after ten years	5,735	5,587	6,193	6,081
Residential mortgage-backed securities	64,141	65,630	83,128	$85,131
Commercial mortgage-backed securities	30,987	30,382	16,210	15,832
Total available-for-sale	$143,194	$144,310	$169,906	$172,397

Investment securities held-to-maturity:
Municipal securities
Due after ten years	$1,588	$1,536	$1,589	$1,579
Residential mortgage-backed securities	10,899	10,902	8,621	8,831
Commercial mortgage-backed securities	4,096	4,096	4,188	4,188
Total held-to-maturity	$16,583	$16,534	$14,398	$14,598
There were 10 and 22 investment securities available-for-sale called, matured, paid off or sold during 2016 and 2015, respectively. For the investment securities available-for-sale called or sold during 2016, gross gains totaled $578,000 and there were no losses. For the investment securities available-for-sale called or sold during 2015, gross gains totaled $17,000 and gross losses totaled $346,000. There were no investment securities available-for-sale called or sold during 2014.
There were no sales of nor transfers from investment securities held-to-maturity during 2016 or 2015. There were no transfers from investment securities available-for-sale to investment securities held-to-maturity in 2016 and $3.2 million of transfers from investment securities available-for-sale to investment securities held-to-maturity during 2015.
The following table summarizes the fair value of investment securities that were pledged as collateral at December 31, 2016 and 2015:

	December 31,
(in thousands)	2016	2015
Public deposits	$103,104	$93,983
Securities pledged under repurchase agreements	19,183	23,058
Total pledged securities	$122,287	$117,041
5. Loans Held-for-Sale
Residential mortgage loans held-for-sale are carried at fair value and SBA and indirect automobile loans are carried at the lower of cost or fair value. The following table summarizes loans held-for-sale at December 31, 2016 and 2015:

	December 31,
(in thousands)	2016	2015
Residential mortgage	$252,712	$233,525
SBA	12,616	14,309
Indirect automobile	200,000	150,000
Total loans held-for-sale	$465,328	$397,834

During 2016 and 2015, the Company transferred $4.6 million and $6.3 million, respectively, to the held for investment residential mortgage portfolio.
The Company had residential mortgage loans held-for-sale with unpaid principal balances of $188.5 million and $173.4 million pledged to the FHLB at December 31, 2016 and 2015, respectively.
6. Loans
Loans outstanding, by class, are summarized in the following table at carrying value and include net unamortized costs of $35.5 million and $31.9 million at December 31, 2016 and 2015, respectively. Covered loans represent previously acquired loans covered under Loss Share Agreements with the FDIC. Non covered loans represent loans acquired that are not covered under Loss Share Agreements with the FDIC and legacy Bank originated loans. Legacy Bank loans represent existing portfolio loans originated prior to each acquisition and additional loans originated subsequent to each acquisition (collectively, “legacy loans”). Because of the difference in accounting for acquired loans, the tables below further segregate the Company’s non-covered loans between legacy loans and acquired loans.

	December 31, 2016
	Non-covered Loans		Covered Loans
(in thousands)	Legacy	Acquired	Acquired(1)	Total
Commercial	$601,557	$172,747	$10,433	$784,737
SBA	143,339	6,098	342	149,779
Total commercial loans	744,896	178,845	10,775	934,516

Construction	225,795	12,180	935	238,910

Indirect automobile	1,575,865	—	—	1,575,865
Installment	13,349	3,570	84	17,003
Total consumer loans	1,589,214	3,570	84	1,592,868
Residential mortgage	346,512	39,732	338	386,582
Home equity lines of credit	120,332	25,260	3,796	149,388
Total mortgage loans	466,844	64,992	4,134	535,970
Total loans	$3,026,749	$259,587	$15,928	$3,302,264

	December 31, 2015
	Non-covered Loans		Covered Loans
(in thousands)	Legacy	Acquired	Acquired	Total
Commercial	$569,440	$119,595	$14,256	$703,291
SBA	131,244	4,383	366	135,993
Total commercial loans	700,684	123,978	14,622	839,284

Construction	157,476	17,393	2,164	177,033

Indirect automobile	1,449,481	—	—	1,449,481
Installment	12,031	1,720	304	14,055
Total consumer loans	1,461,512	1,720	304	1,463,536
Residential mortgage	284,313	17,683	382	302,378
Home equity lines of credit	93,093	16,456	5,168	114,717
Total mortgage loans	377,406	34,139	5,550	417,095
Total loans	$2,697,078	$177,230	$22,640	$2,896,948
(1) Included in covered loans at December 31, 2016 is $6.3 million of assets whose reimbursable loss periods ended at December 31, 2016 and $5.4 million of assets whose reimbursable loss periods will end in 2017
The Company has extended loans to certain officers and directors. The Company does not believe these loans involve more than the normal risk of collectability or present other unfavorable features when originated. None of the related party loans were classified as nonaccrual, past due, restructured, or potential problem loans at December 31, 2016 or 2015.
Nonaccrual Loans
The accrual of interest income is generally discontinued when a loan becomes 90 days past due. Past due status is based on the contractual terms of the loan agreement. A loan may be placed on nonaccrual status sooner if reasonable doubt exists as to the full, timely collection of principal or interest. When a loan is placed in nonaccrual status, previously accrued and uncollected interest is reversed against current period interest income. Subsequent interest collected is recorded as a principal reduction.

Nonaccrual loans are returned to accrual status when all contractually due principal and interest amounts are brought current and the future payments are reasonably assured.
Loans in nonaccrual status are presented by class of loans in the following table. The Company has repurchased certain government-guaranteed loans, which are accounted for in nonaccrual status. The Company's loss exposure on government-guaranteed loans is mitigated by the government guarantee in whole or in part. Purchased credit impaired loans are considered to be performing due to the application of the accretion method and are excluded from the table.

	December 31,
(in thousands)	2016	2015
Commercial	$8,488	$9,228
SBA	5,664	6,599
Total commercial loans	14,152	15,827

Construction	6,408	5,940

Indirect automobile	1,276	1,116
Installment	575	602
Total consumer loans	1,851	1,718
Residential mortgage	10,860	2,514
Home equity lines of credit	2,087	1,129
Total mortgage loans	12,947	3,643
Total nonaccrual loans	$35,358	$27,128
If such nonaccrual loans had been on a full accrual basis, interest income that would have been recorded on these loans was approximately $1.6 million, $1.3 million, and $1.5 million, in 2016, 2015, and 2014, respectively. There were no loans greater than 90 days delinquent and still accruing at December 31, 2016 and $1.3 million in loans greater than 90 days delinquent and still accruing at December 31, 2015.
Accruing loans delinquent 30-89 days, 90 days or more, and troubled debt restructured loans (“TDRs”) accruing interest less PCI loans, presented by class of loans at December 31, 2016 and 2015, were as follows:

	December 31, 2016			December 31, 2015
(in thousands)	Accruing Delinquent 30-89 Days	Accruing Delinquent 90 Days or More	TDRs Accruing	Accruing Delinquent 30-89 Days	Accruing Delinquent 90 Days or More	TDRs Accruing
Commercial	$1,256	$—	$5,942	$428	$—	$9,105
SBA	1,426	—	3,788	3,352	—	3,912
Construction	32	—	—	58	—	160
Indirect automobile	2,972	—	1,474	1,829	—	1,567
Installment	33	—	—	185	—	59
Residential mortgage	312	—	406	1,558	1,284	618
Home equity lines of credit	1,059	—	53	682	—	—
Total	$7,090	$—	$11,663	$8,092	$1,284	$15,421

TDR Loans
The following table presents TDRs that occurred during 2016 and 2015, along with the type of modification. Modified PCI loans are not removed from their accounting pool and accounted for as TDRs, even if those loans would otherwise be deemed TDRs.

	Year Ended December 31, 2016		Year Ended December 31, 2015
(in thousands)	Interest Rate	Term	Interest Rate	Term
Commercial	$—	$140	$—	$3,075
SBA	—	—	—	—
Construction	—	—	—	—
Indirect automobile	—	478	—	784
Installment	—	—	—	—
Residential mortgage	—	148	—	—
Home equity lines of credit	—	—	—	—
Total	$—	$766	$—	$3,859
During the year ended December 31, 2016, the amount of loans which were restructured in the previous twelve months and subsequently re-defaulted during 2016 was $232,000, consisting of commercial and indirect automobile loans. During the year ended December 31, 2015, $2.1 million in loans were restructured in the previous twelve months and subsequently re-defaulted during 2015, which were all commercial loans. The company defines subsequently redefaulted as a payment default (i.e., 30 days contractually due) within 12 months of the restructuring date.
The Company had TDRs with a balance of $15.4 million and $22.5 million at December 31, 2016 and 2015, respectively. There were net recoveries of TDR loans of $931,000 and $236,000 for the years ended December 31, 2016 and 2015, respectively. Net charge-offs/recoveries on such loans are factored into the rolling historical loss rate, which is used in the calculation of the allowance for loan losses. The Company is not committed to lend additional amounts as of December 31, 2016 and did not commit to lend additional amounts in 2016 or 2015 to customers with outstanding loans classified as TDRs.
Pledged Loans
Presented in the following table is the unpaid principal balance of loans held for investment that were pledged to the FHLB of Atlanta as collateral for borrowings under a blanket lien arrangement at December 31, 2016 and 2015:

	December 31,
(in thousands)	2016	2015
Commercial real estate	$257,645	$231,227
Home equity lines of credit	93,560	73,755
Residential mortgage	223,013	181,180
Total	$574,218	$486,162
Indirect automobile loans with an unpaid principal balance of approximately $311.4 million and $319.7 million were pledged to the FRB at December 31, 2016 and 2015, respectively, as collateral for potential Discount Window borrowings under a blanket lien arrangement.

Legacy Impaired Loans
The following tables present by class the unpaid principal balance, amortized cost and related allowance for legacy impaired loans at December 31, 2016 and 2015. Legacy impaired loans include all TDRs and all other nonaccrual loans, excluding nonaccrual loans below the Company's specific review threshold.

	December 31, 2016			December 31, 2015
(in thousands)	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance
Impaired Loans with Allowance
Commercial	$17,337	$14,412	$993	$6,631	$4,731	$1,280
SBA	4,671	1,956	156	3,236	2,833	327
Construction	—	—	—	160	160	78
Indirect automobile	2,655	2,151	246	2,077	1,681	8
Installment	283	235	235	294	252	252
Residential mortgage	3,178	3,117	703	2,519	2,519	421
Home equity lines of credit	1,279	1,171	333	812	675	675
Loans	$29,403	$23,042	$2,666	$15,729	$12,851	$3,041

	December 31, 2016		December 31, 2015
(in thousands)	Unpaid Principal Balance	Recorded Investment (1)	Unpaid Principal Balance	Recorded Investment (1)
Impaired Loans with No Allowance
Commercial	$7,267	$5,888	$17,345	$14,580
SBA	9,135	8,045	14,118	10,499
Construction	7,875	6,394	8,045	5,940
Indirect automobile	—	—	—	—
Installment	1,445	163	1,487	191
Residential mortgage	9,464	9,347	2,713	2,712
Home equity lines of credit	1,149	749	—	—
Loans	$36,335	$30,586	$43,708	$33,922
(1) The primary difference between the unpaid principal balance and recorded investment represents charge offs previously taken; it excludes accrued interest receivable due to materiality. Related allowance is calculated on the recorded investment, not the unpaid principal balance.
The average recorded investment in impaired loans and interest income recognized for 2016, 2015, and 2014, by class, are summarized in the table below. Impaired loans include legacy impaired loans, which include all TDRs and all other nonaccrual loans. Interest income recognized during the periods on a cash basis was insignificant.

	For the Year Ended
	December 31, 2016		December 31, 2015		December 31, 2014
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$16,915	$819	$21,641	$709	$23,467	$988
SBA	11,574	407	14,594	586	21,129	701
Construction	5,709	290	6,810	37	8,962	253
Indirect automobile	2,117	234	1,829	284	2,034	183
Installment	422	120	473	128	521	175
Residential mortgage	7,970	174	4,789	112	3,192	33
Home equity lines of credit	1,204	117	840	63	938	105
Total	$45,911	$2,161	$50,976	$1,919	$60,243	$2,438
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

Indirect automobile loans typically receive a risk rating only when being downgraded to an adverse rating which typically occurs when payments of principal and interest are greater than 90 days past due. The Company uses a number of factors, including FICO scoring, to help evaluate the likelihood consumer borrowers will pay their credit obligations as agreed. The weighted-average FICO score for the indirect automobile portfolio was 752 at December 31, 2016 and 749 at December 31, 2015.
The following are definitions of the asset rating categories:

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

•	Loss – Loss assets are considered uncollectable and of such little value that their continuance as recorded assets is not warranted.
The following tables present the recorded investment in loans, by loan rating category, as of December 31, 2016 and 2015:

(in thousands)	December 31, 2016
Asset Rating	Commercial	SBA	Construction	Indirect Automobile	Installment	Residential Mortgage	Home Equity Lines of Credit	Total
Pass	$721,133	$131,047	$229,978	$—	$16,305	$368,492	$146,063	$1,613,018
Special Mention	31,040	10,997	615	—	45	2,759	550	46,006
Substandard	32,564	7,735	8,317	4,003	653	15,331	2,775	71,378
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
	784,737	149,779	238,910	4,003	17,003	386,582	149,388	1,730,402
Ungraded Performing	—	—	—	1,571,862	—	—	—	1,571,862
Total	$784,737	$149,779	$238,910	$1,575,865	$17,003	$386,582	$149,388	$3,302,264

(in thousands)	December 31, 2015
Asset Rating	Commercial	SBA	Construction	Indirect Automobile	Installment	Residential Mortgage	Home Equity Lines of Credit	Total
Pass	$638,051	$119,690	$166,811	$—	$12,839	$289,091	$112,700	$1,339,182
Special Mention	12,136	5,477	2,040	—	418	3,358	267	23,696
Substandard	53,104	10,826	8,182	3,537	798	9,929	1,750	88,126
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
	703,291	135,993	177,033	3,537	14,055	302,378	114,717	1,451,004
Ungraded Performing	—	—	—	1,445,944	—	—	—	1,445,944
Total	$703,291	$135,993	$177,033	$1,449,481	$14,055	$302,378	$114,717	$2,896,948
Acquired Loans
As discussed in Note 2, during 2016, the Company acquired loans with a fair value of $147.3 million. Of this amount, $145.9 million were determined to have no evidence of deteriorated credit quality and are accounted for as acquired performing loans. The remaining $1.5 million were determined to have exhibited deteriorated credit quality since origination and are accounted for as PCI loans.
In 2015, the Company acquired loans with a fair value of $181.3 million. Of this amount,$158.6 million were determined to have no evidence of deteriorated credit quality and are accounted for as acquired performing loans. The remaining $22.7 million were determined to have exhibited deteriorated credit quality since origination and are accounted for as PCI loans.

The tables below show the balances acquired during 2016 and 2015 for these two subsections of the portfolio as of the acquisition date:
Acquired Performing Loans

(in thousands)	2016	2015
Contractually required principal and interest payments at acquisition	$173,726	$191,047
Fair value of acquired performing loans at acquisition	$145,913	$158,557
Acquired PCI Loans

(in thousands)	2016	2015
Contractually required principal and interest payments at acquisition	$2,515	$31,567
Less: Nonaccretable difference (expected losses and foregone interest)	(962)	(7,472)
Cash flows expected to be collected at acquisition	1,553	24,095
Less: Accretable yield	(92)	(1,371)
Basis in acquired PCI loans at acquisition	$1,461	$22,724
The Company also acquired PCI loans in its past FDIC-assisted acquisitions prior to December 31, 2015. The carrying amount and outstanding balance at December 31, 2016 of the PCI loans from these acquisitions as well as the PCI loans acquired during 2015 and 2016 was $37.3 million and $48.9 million, respectively. The carrying amount and outstanding balance of the PCI loans from the FDIC-assisted acquisitions was $44.5 million and $58.1 million, respectively, at December 31, 2015.
Accretable yield, or income expected to be collected on PCI loans at December 31, 2016 and 2015, was as follows:

	December 31,
(in thousands)	2016	2015
Beginning balance	$3,797	$1,649
Increase due to acquired loans	92	1,371
Accretion of income	(1,883)	(768)
Other activity, net (1)	2,397	1,545
Ending balance	$4,403	$3,797
(1) Includes changes in cash flows expected to be collected due to changes in timing of liquidation events, prepayment assumptions, etc.
7. Allowance for Loan Losses
A summary of changes in the ALL by loan portfolio type is as follows:

	For the Year Ended December 31, 2016
(in thousands)	Commercial Loans
	Commercial	SBA	Construction	Consumer	Mortgage	Unallocated	Total
Beginning balance	$8,582	$2,433	$1,711	$8,668	$4,294	$776	$26,464
Charge-offs	(2,349)	(387)	—	(5,233)	(1,047)	—	(9,016)
Recoveries	923	82	2,157	1,486	201	—	4,849
Net (charge-offs) / recoveries	(1,426)	(305)	2,157	(3,747)	(846)	—	(4,167)
Increase (decrease) in FDIC indemnification asset	331	—	(1,145)	93	24	—	(697)
Provision for loan losses (1)	1,844	(150)	(547)	4,798	2,283	3	8,231
Ending balance	$9,331	$1,978	$2,176	$9,812	$5,755	$779	$29,831

	For the Year Ended December 31, 2015
(in thousands)	Commercial Loans
	Commercial	SBA	Construction	Consumer	Mortgage	Unallocated	Total
Beginning balance	$10,152	$3,015	$1,486	$6,591	$3,475	$731	$25,450
Charge-offs	(1,275)	(313)	—	(4,399)	(187)	—	(6,174)
Recoveries	195	227	1,265	1,372	48	—	3,107
Net (charge-offs) / recoveries	(1,080)	(86)	1,265	(3,027)	(139)	—	(3,067)
(Decrease) increase in FDIC indemnification asset	(50)	—	(101)	36	(155)	—	(270)
Provision for loan losses (1)	(440)	(496)	(939)	5,068	1,113	45	4,351
Ending balance	$8,582	$2,433	$1,711	$8,668	$4,294	$776	$26,464

	For the Year Ended December 31, 2014
(in thousands)	Commercial Loans
	Commercial	SBA	Construction	Consumer	Mortgage	Unallocated	Total
Beginning balance	$15,749	$2,887	$3,492	$6,538	$4,121	$897	$33,684
Charge-offs	(3,870)	(1,943)	(602)	(4,461)	(268)	—	(11,144)
Recoveries	409	32	2,494	1,424	79	—	4,438
Net (charge-offs) / recoveries	(3,461)	(1,911)	1,892	(3,037)	(189)	—	(6,706)
Decrease in FDIC indemnification asset	(234)	—	(218)	(1,039)	(568)	—	(2,059)
Provision for loan losses (1)	(1,902)	2,039	(3,680)	4,129	111	(166)	531
Ending balance	$10,152	$3,015	$1,486	$6,591	$3,475	$731	$25,450
(1) Net of benefit attributable to FDIC indemnification asset
As discussed in Note 1, “Summary of Significant Accounting Policies,” the ALL consists of specific allowances on loans individually evaluated for impairment and a general allowance for groups of loans with similar risk characteristics that are collectively evaluated for impairment. The allowance also includes a component to reflect the impact of changes in expected cash flows on acquired PCI loans. The unallocated portion of the allowance reflects a margin for the imprecision inherent in estimates of the range of the probable credit losses.
The following tables present, by loan portfolio type, the balance in the ALL disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans:

	December 31, 2016
	Commercial Loans
(in thousands)	Commercial	SBA	Construction	Consumer	Mortgage	Unallocated	Total
Individually evaluated	$993	$156	$—	$481	$1,036	$—	$2,666
Collectively evaluated	8,101	1,822	2,151	9,324	4,705	779	26,882
Acquired with deteriorated credit quality	237	—	25	7	14	—	283
Total ALL	$9,331	$1,978	$2,176	$9,812	$5,755	$779	$29,831
Individually evaluated	$20,300	$10,001	$6,394	$2,549	$14,384	$—	$53,628
Collectively evaluated	738,297	139,246	229,907	1,590,110	513,821	—	3,211,381
Acquired with deteriorated credit quality	26,140	532	2,609	209	7,765	—	37,255
Total loans	$784,737	$149,779	$238,910	$1,592,868	$535,970	$—	$3,302,264

	December 31, 2015
	Commercial Loans
(in thousands)	Commercial	SBA	Construction	Consumer	Mortgage	Unallocated	Total
Individually evaluated	$1,280	$327	$78	$260	$1,096	$—	$3,041
Collectively evaluated	6,734	2,106	1,612	8,408	3,175	776	22,811
Acquired with deteriorated credit quality	568	—	21	—	23	—	612
Total ALL	$8,582	$2,433	$1,711	$8,668	$4,294	$776	$26,464
Individually evaluated	$19,311	$13,331	$6,100	$2,124	$5,906	$—	$46,773
Collectively evaluated	653,026	122,662	166,019	1,460,935	403,051	—	2,805,692
Acquired with deteriorated credit quality	30,954	—	4,914	477	8,138	—	44,483
Total loans	$703,291	$135,993	$177,033	$1,463,536	$417,095	$—	$2,896,948
The determination of the overall allowance for credit losses has two components, the allowance for originated loans and the allowance for acquired loans.
Total loans includes acquired loans of $275.5 million and $199.9 million at December 31, 2016 and 2015, respectively, which were recorded at fair value when acquired. The ALL for acquired loans is evaluated at each reporting date subsequent to acquisition. For acquired performing loans, an allowance is determined for each loan pool using a methodology similar to that used for originated loans and then compared to the remaining fair value discount for that pool. For PCI loans, estimated cash flows expected to be collected are re-evaluated at each reporting date for each loan pool. The methodology also considers the remaining fair value discounts recognized upon acquisition associated with acquired performing loans in estimating a general allowance and also includes establishing an ALL for PCI loans that have deteriorated since acquisition.
8. Other Real Estate and Property Acquired in the Settlement of Loans
The following table summarizes ORE and personal property acquired in the settlement of loans, the latter of which is included in other assets on the Consolidated Balance Sheets. The amounts reported include ORE covered under Loss Share Agreements with the FDIC of $573,000 and $3.9 million at December 31, 2016 and 2015, respectively.

	December 31,
(in thousands)	2016	2015
ORE, net	$14,814	$18,677
Personal property acquired in the settlement of loans	2,274	1,560
Total	$17,088	$20,237
The following table segregates the ORE by type:

	December 31,
(in thousands)	2016	2015
Commercial	$6,625	$7,147
Residential	1,514	1,263
Undeveloped property	6,675	10,267
Total ORE, net	$14,814	$18,677
The following table summarizes the changes in ORE for 2016 and 2015:

	For the Year Ended December 31,
(in thousands)	2016	2015
Beginning balance	$18,677	$22,564
ORE acquired in acquisitions	809	6,429
Transfers of loans to ORE	7,120	4,742
Sales	(10,702)	(14,598)
Write-downs	(1,090)	(460)
Ending balance	$14,814	$18,677
The unpaid principal balance of residential mortgage loans formally in the process of foreclosure proceedings was approximately $2.0 million and $142,000 at December 31, 2016 and December 31, 2015, respectively.

9. Premises and Equipment
Premises and equipment are summarized as follows:

	December 31,
(in thousands)	2016	2015
Land	$30,619	$27,371
Buildings and improvements	61,462	54,457
Furniture, fixtures and equipment	34,259	31,916
Subtotal	126,340	113,744
Less accumulated depreciation and amortization	(38,425)	(34,115)
Premises and equipment, net	$87,915	$79,629
Depreciation and amortization expense totaled $5.0 million, $5.0 million, and $4.3 million for 2016, 2015, and 2014, respectively.
10. Deposits
The following table summarizes total deposits by category:

	December 31, 2016		December 31, 2015
($ in thousands)	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand deposits	$964,900	26.6%	$786,779	24.8%
Interest-bearing deposits:
Demand and money market	1,214,382	33.5	1,040,281	32.7
Savings deposits	399,754	11.0	362,793	11.4
Time deposits	923,565	25.4	855,218	26.9
Brokered time deposits	127,993	3.5	134,440	4.2
Total deposits	$3,630,594	100.0%	$3,179,511	100.0%
Brokered time deposits are obtained under master certificates through investment banking firms.
At December 31, 2016, the aggregate scheduled remaining maturities for all time deposits (deposits with stated maturities, consisting primarily of certificates of deposit, and IRAs including brokered time deposits) were as follows:

(in thousands)	Total Time Deposits
Scheduled remaining maturity:
2017	$882,538
2018	85,172
2019	33,868
2020	23,103
2021	26,560
Thereafter	317
Total time deposits	$1,051,558
11. Borrowings
Short-term borrowings
Short-term borrowings mature either overnight or have a remaining fixed maturity not to exceed one year. The following schedule details the Company's short-term borrowings:

	December 31,
($ in thousands)	2016	2015
Repurchase agreements at an average period-end rate of 0.16% for both 2016 and 2015	$18,351	$19,730
FHLB Fixed Rate Credit Advances with interest rates ranging from 0.51% to 0.74% and 0.25% to 0.58%, for 2016 and 2015, respectively	225,000	165,000
Federal Funds Purchased at an average period-end rate of 0.39% for 2015	—	25,000
Total short-term borrowings	$243,351	$209,730
Repurchase agreements consist primarily of balances in the transaction accounts of commercial customers swept nightly to an overnight investment account. All short-term repurchase agreements are collateralized with investment securities having a market value equal to or greater than the balance borrowed. Should the market value of the investment securities pledged as collateral decline significantly, the Company would be obligated to provide additional collateral. The Company regularly monitors the liquidity and market value of the pledged collateral to manage this risk. A daily rate line of credit advance with the FHLB is a line collateralized with pledged qualifying real estate loans or investment securities which may be increased or decreased daily and may be drawn on to the extent of available pledged collateral. Term fixed rate advances with the FHLB are collateralized with pledged qualifying real estate loans or investment securities subject to a prepayment penalty. Term fixed rate advances outstanding at December 31, 2016 and 2015 had remaining terms less than one year. Federal funds purchased represent unsecured borrowings from other banks, generally on an overnight basis.
At December 31, 2016 and 2015, the Company had a line of credit with the FHLB, set to a percentage of total assets, to borrow additionally up to approximately $331.5 million and $251.2 million, respectively, with a maximum term up to 20 years. The available borrowing amounts is based on its available collateral under a blanket lien arrangement and its holdings of FHLB stock. The Company increases or decreases its holdings of FHLB stock based on the level of FHLB borrowings. The Company had approximately $185.0 million and $125.0 million in unsecured federal funds lines available with various financial institutions as of December 31, 2016 and 2015, respectively. The Company also maintains levels of free securities available for liquidity and additional pledging requirements which totaled $37.8 million and $69.9 million as of December 31, 2016 and 2015, respectively. Additionally, the FRB discount window available borrowing capacity is based on its available collateral which consists of indirect automobile loans pledged under a blanket lien arrangement was $248.5 million and $253.3 million as of December 31, 2016 and 2015, respectively. The Company considers the availability under the FRB discount window as a source of short-term funding under unforeseen circumstances and not as a permanent borrowing source.
Additional information on the Company's short-term borrowings is shown in the table below:

($ in thousands)	2016	2015	2014
Outstanding at December 31,	$243,351	$209,730	$291,087
Maximum month-end outstanding balance	352,603	303,521	291,087
Average daily outstanding balance	262,674	215,685	132,540
Average rate during the year	0.54%	0.28%	0.30%
Average rate at year end	0.58%	0.37%	0.32%
Subordinated debt
Subordinated debt outstanding at the periods indicated is summarized as follows:

	December 31,
($ in thousands)	2016	2015
Subordinated Debt:
Floating rate 30-year capital securities with interest adjusted and paid quarterly at three-month LIBOR plus 3.10%, with a rate of 4.10% and 3.70%	$15,464	$15,464
Floating rate 30-year capital securities with interest adjusted and paid quarterly at three-month LIBOR plus 1.89%, with a rate of 2.88% and 2.42%	10,310	10,310
Floating rate 30-year capital securities with interest adjusted and paid quarterly at three-month LIBOR plus 1.40%, with a rate of 2.36% and 1.91%	20,619	20,619
Subordinated notes at an annual fixed rate of 5.875% until May 31, 2025 with interest paid semiannually until June 1, 2025, thereafter, at a floating rate equal to three-month LIBOR plus 3.63% from June 1, 2025 to May 31, 2030, with interest paid quarterly until maturity	75,000	75,000
Principal amount of subordinated debt	$121,393	$121,393
Less unamortized debt issuance costs	939	1,071
Subordinated debt, net	$120,454	$120,322
Neither the Company or the Bank had any advances or repayments of subordinated debt during 2016. On May 29, 2015, the Bank issued $75.0 million in aggregate principal amount of subordinated notes (the “Notes”). The Notes are due May 31, 2030 and bear a fixed rate of interest of 5.875% per year until May 31, 2025. From June 1, 2025 to the maturity date, the interest rate will be a floating rate equal to the three-month LIBOR plus 363 basis points. Interest on the Notes is payable semiannually beginning December 1, 2015 through June 1, 2025 and payable quarterly from September 1, 2025 through the maturity date. The Notes were priced at 100% of their par value. The Notes are callable by the Bank at their par value in whole or in part on June 1, 2025 or any interest payment date thereafter. The Notes contain certain restrictions on the merger or consolidation of the Company or the sale or transfer of its assets into another entity. In addition, notice shall be provided to the debt holders for certain events, including minimum leverage ratio and other regulatory events. December 31, 2016 and 2015, the Company was in compliance with all covenants and provisions of the Notes.
The Notes qualify as Tier 2 regulatory capital for the Bank and the Company.

All subordinated debt, a total of $121.4 million, matures more than five years after December 31, 2016 with no other long term debt maturing within the next five years. Subordinated debt of $75.0 million, $15.5 million, $10.3 million, and $20.6 million will mature in 2030, 2033, 2035, and 2037, respectively.
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
There was no indebtedness to directors, executive officers, or principal holders of equity securities in excess of 5% of shareholders’ equity at December 31, 2016 or 2015, respectively.
12. Income Tax
The components of income tax expense for the years ended December 31, 2016, 2015, and 2014 were as follows:

	For the Years Ended December 31,
(in thousands)	2016	2015	2014
Current:
Federal	$13,493	$14,868	$231
State	640	896	273
Total current taxes	14,133	15,764	504
Deferred:
Federal	6,279	5,344	15,136
State	1,731	1,186	800
Total deferred taxes	8,010	6,530	15,936
Total income tax expense	$22,143	$22,294	$16,440
A reconciliation of income tax expense computed at the statutory federal income tax rate to actual income tax expense is presented in the following table for the years ended December 31, 2016, 2015, and 2014:

	For the Years Ended December 31,
	2016		2015		2014
($ in thousands)	Amount	%	Amount	%	Amount	%
Taxes at statutory rate	$21,318	35.0%	$21,500	35.0%	$16,267	35.0%
Increase (reduction) in income taxes resulting from:
State income tax, net of credits and Federal income tax	1,541	2.5	1,353	2.2	697	1.5
Employee compensation and benefit plans, net	(654)	(1.1)	(630)	(1.0)	(300)	(0.7)
Tax exempt interest income	(230)	(0.4)	(244)	(0.4)	(250)	(0.5)
Other, net	168	0.3	315	0.4	26	0.3
Income tax expense	$22,143	36.3%	$22,294	36.2%	$16,440	35.6%
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

As of December 31, 2016 and 2015, net deferred income tax liabilities totaling $5.0 million and $3.4 million, respectively, are recorded on the Company's Balance Sheet. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015, are presented in the table below:

	December 31,
	2016		2015
(in thousands)	Assets	Liabilities	Assets	Liabilities
Allowance for loan losses	$11,571	$—	$10,297	$—
Mortgage servicing rights	—	26,857	—	20,533
Accelerated depreciation	—	2,721	—	1,929
Deferred loan fees, net	2,433	—	2,215	—
Deferred compensation	2,541	—	3,303	—
ORE	524	—	1,137	—
State tax carryforward	1,724	—	1,978	—
Unrealized gains on investment securities available-for-sale	—	424	—	946
Stock benefits/compensation	1,580	—	659	—
FDIC acquired assets	331	—	—	811
Loan mark-to-market adjustment	1,088	—	929	—
Net operating losses	2,708	—	—	—
Deductible prepaids	—	214	—	314
Other	1,179	504	1,084	478
Total	$25,679	$30,720	$21,602	$25,011

Net deferred tax liability	$(5,041)		$(3,409)
Based on management’s belief that it is more likely than not that all net deferred tax asset benefits will be realized, there was no valuation allowance at December 31, 2016 and 2015. At December 31, 2016, the Company had $1.9 million in state tax credit carryforwards which expire between 2018 and 2025. There is a federal net operating losses of $7.7 million that will begin to expire in 2030. There are also state net operating losses of approximately $13.0 million that begin expiring in 2029.
The Company is subject to the possibility of a tax audit in numerous jurisdictions in the U.S. until the applicable expiration of the statutes of limitations. For federal and state purposes, the Company is no longer subject to tax examinations by tax authorities for tax years before 2013.
There were no unrecognized tax benefits at December 31, 2016 or 2015 that, if recognized, would affect the Company’s effective tax rate.
13. Employee Benefits
Fidelity maintains various benefit plans for its employees. The Company maintains a 401(k) defined contribution retirement savings plan (the “Plan”) for employees age 21 or older. Employees’ contributions to the Plan are voluntary, and the Company matches 50% of the first 6% of participants’ contributions in FSC common stock, which is immediately transferable. For the years ended December 31, 2016, 2015, and 2014, the Company contributed $2.0 million, $1.5 million, and $1.3 million, respectively, net of forfeitures, to the Plan.
The Fidelity Southern Corporation Equity Incentive Plan (the “2006 Incentive Plan”) permits the grant of stock options, stock appreciation rights, restricted stock, and other incentive awards. The maximum number of shares of common stock that may be issued under the 2006 Incentive Plan is 5,000,000 shares, all of which may be stock options. Generally, no award shall be exercisable or become vested or payable more than 10 years after the date of grant. Options granted under the 2006 Incentive Plan vest ratably over the service period. As of December 31, 2016, there were 2,669,314 shares available to be issued under the 2006 Incentive Plan. The Company's policy is to issue shares from the Company’s authorized and unissued shares to satisfy option exercises.
Compensation expense related to share-based payments totaled $3.5 million, $1.5 million, and $1.7 million for the years ended December 31, 2016, 2015, and 2014, respectively. The Company realized a tax benefit of $170,000, $366,000, and $28,000 from options exercised during the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016, there was $5.5 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the 2006 Incentive Plan. The cost is expected to be recognized over a weighted average period of 2.0 years.

Stock Options
The fair value of each option award is estimated as of the grant date using the Black-Scholes option pricing model, which discounts the value of each option's estimated future cash flow using certain assumptions outlined in the table below:

	For the Years Ended December 31,
	2016	2015	2014
Weighted average fair value per share of awards issued	$4.72	$6.20	$5.22
Assumptions:
Expected volatility	29.41%	52.70%	46.96%
Expected dividends	2.69%	2.38%	2.52%
Risk-free rate	1.35%	1.36%	1.55%
Expected term (years)	4.4	4.5	4.5
Expected forfeiture rate	—%	5.00%	5.00%
The expected volatility assumption is based on the historical volatility of the Company’s common stock. The expected dividend yield is estimated using the current annual dividend level and the most recent stock price of the Company's common stock at the date of grant. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term represents the period of time that the options granted are expected to be outstanding in years. Beginning January 1, 2016, the Company began accounting for forfeitures as incurred.
A summary of stock option activity for 2016, 2015, and 2014 is presented below:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2013	544,998	$11.82
Granted	42,000	15.56
Exercised	(16,000)	9.07	$88
Forfeited or expired	(16,000)	13.94
Outstanding at December 31, 2014	554,998	12.12
Granted	70,000	16.82
Exercised	(150,999)	10.18	1,557
Forfeited or expired	(22,000)	13.94
Outstanding at December 31, 2015	451,999	13.41
Granted	395,000	17.87
Exercised	(78,666)	11.83	735
Forfeited or expired	(21,000)	14.88
Outstanding at December 31, 2016	747,333	$15.89	$5,815	3.61

Exercisable at December 31, 2014	176,000	$10.15
Exercisable at December 31, 2015	167,999	11.03
Exercisable at December 31, 2016	184,671	12.68	$2,030	2.39

Vested and expected to vest at December 31, 2014	536,048	$12.09
Vested and expected to vest at December 31, 2015	437,799	13.36
Vested and expected to vest at December 31, 2016	747,333	15.89	$5,815	3.61
(1)Aggregate intrinsic value is in thousands and is based on the market price as of the period ending date
The fair value of stock options vested in 2016, 2015, and 2014 were $333,000, $359,000, and $307,000, respectively.

Restricted Stock
A summary of the status of the Company’s restricted stock activity for 2016, 2015, and 2014 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2013	501,280	$7.67
Granted	5,682	15.43
Vested	(162,381)	7.45
Forfeited	(66,000)	5.99
Outstanding at December 31, 2014	278,581	8.13
Granted	9,599	8.82
Vested	(125,297)	7.79
Forfeited	(5,000)	4.44
Outstanding at December 31, 2015	157,883	8.02
Granted	318,197	16.85
Vested	(113,580)	7.76
Forfeited	(2,500)	6.15
Outstanding at December 31, 2016	360,000	$15.92
The shares of restricted stock granted under the 2006 Incentive Plan during the last three years were comprised of service-based shares, which were awarded to numerous individuals based on years of service, and shares issued for certain executives and senior managers. During the years ended December 31, 2016, 2015, and 2014, the Company awarded 18,197 shares, 9,599 shares, and 5,682 shares, respectively, which vested immediately.
The market price of the Company's common stock at the date of grant is used to estimate the fair value of the restricted stock awards. Compensation expense for the restricted stock awards is generally equal to the fair value of the restricted stock awards and is amortized to compensation expense over the vesting period of each award.
The Company recorded compensation expense of $115,000, $85,000, and $88,000 during 2016, 2015, and 2014, respectively, associated with these shares. Dividends are paid on awarded, unvested restricted stock.
On January 21, 2016, the Company granted 300,000 restricted shares of common stock at a fair value of $17.87 per share to certain executives and senior managers, which vest ratably over three years. There was no restricted stock granted to executives or senior managers during 2015 or 2014.
The fair value of restricted stock vested in 2016, 2015, and 2014 was $897,000, $998,000, and $1.2 million, respectively.
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
The balance of accrued liabilities at December 31, 2016 and 2015 was $3.4 million and $1.7 million, respectively. Service and interest costs for each of the years ended December 31, 2016 and 2015 totaled $1.7 million. No cash benefits were paid in 2016 or 2015. The plan is not currently funded.

The following table is an estimate of the benefits that will be paid in accordance with the SERP Agreements during the indicated time periods:

(in thousands)	Amount
2017	$—
2018	—
2019	—
2020	5,658
2021	—
Thereafter	13,388
Total estimated benefit payments	$19,046
At December 31, 2016 and 2015, the present value of the remaining SERP Agreements obligation was $11.4 million and the discount rate to calculate the present value was 4.05% and 3.78%, respectively.
14. Commitments and Contingencies
The approximate future minimum rental commitments, before considering renewal options that generally are present, as of December 31, 2016, under the Company's noncancelable operating leases with initial or remaining terms in excess of one year is shown in the following table:

(in thousands)	Amount
2017	$5,219
2018	4,545
2019	3,617
2020	3,168
2021	2,470
Thereafter	2,160
Total	$21,179
Many of these leases provide for periodic adjustment of rentals based on changes in various economic indicators while others also include renewal options.
Rental expense for all leases amounted to $5.0 million, $4.8 million, and $4.2 million in 2016, 2015, and 2014, respectively.
Due to the nature of their activities, the Company and its subsidiaries are at times engaged in various legal proceedings that arise in the normal course of business, some of which were outstanding at December 31, 2016. Although the ultimate outcome of all claims and lawsuits outstanding as of December 31, 2016 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company's results of operations or financial condition.
The FRB requires that banks maintain cash on hand and reserves in the form of average deposit balances at the FRB based on the Bank’s average deposits. At December 31, 2016 and 2015, the Bank exceeded the FRB required reserve balance.
15. Shareholders' Equity
Shareholders’ equity at December 31, 2016 and 2015, was $362.6 million and $301.5 million, respectively. The $61.2 million increase in shareholders' equity over December 31, 2015 was partially attributable to the common stock issued in the AEB acquisition and the warrant exercise. Total consideration of $22.8 million was issued in the AEB transaction and $2.7 million was added through the warrant exercise. In addition, net income earned during 2016 of $38.8 million increased shareholders' equity, which was partially offset by cash dividends declared on common shares during 2016 of $12.2 million. The remainder of the increase is attributable to stock issued through employee programs.
At December 31, 2015, as a result of the Company's participation in the U.S. Treasury Capital Purchase Program, there was a Warrant outstanding with the ability to purchase 1,000,000 shares of the Company's common stock, respectively, as adjusted for dividends. During December 31, 2016, the Warrant was exercised and issued 1,000,000 shares of Fidelity common stock.
During 2016 and 2015, the Company received Warrant exercise notices for cash and cashless exercises, resulting in the issuance of 1,000,000 and 1,487,487 shares of common stock, respectively. In 2016, all exercises were cash exercises for an aggregate $2.7 million, resulting in the issuance of 1,000,000 shares of common stock. During 2015, 1,346,873 equivalent shares exercised were cashless, resulting in the issuance of 1,140,614 shares of common stock and cash exercises aggregated $931,354, resulting in the issuance of 346,873 shares of common stock. At December 31, 2016, there was no Warrant outstanding.
On April 3, 2014, the Company filed a shelf registration with the SEC for up to $100.0 million of its common stock, preferred stock, warrants, or debt securities to be issued from time to time for general corporate purposes which may include funding bank and non-bank subsidiaries, financing business expansion, or refinancing or extending the maturity of debt obligations and investments at the holding company level. As of December 31, 2016, the Company had not utilized the shelf registration.
Earnings per common share (“EPS”) were calculated as follows:

	For the Years Ended December 31,
(in thousands, except per share data)	2016	2015	2014
Net income	$38,766	$39,135	$30,036

Weighted average common shares outstanding – basic(1)	25,497	22,137	21,313
Effect of dilutive stock options and warrants(2)	317	1,726	2,159
Weighted average common shares outstanding – diluted	25,814	23,863	23,472

EPS:
Basic	$1.52	$1.77	$1.41
Diluted	$1.50	$1.64	$1.28
(1) Includes participating securities related to unvested restricted stock awards, net of forfeitures during the period
(2) Effect of dilutive stock options and warrants includes the dilutive effect of additional potential common shares issuable under contracts
As of December 31, 2016, 2015, and 2014, there were 456,666, 170,000, and 396,000 common stock options which were not included in the potentially dilutive stock options and warrants, respectively. These shares were not included in the computation of diluted EPS because they were anti-dilutive in the period (i.e., the options' exercise price was greater than the average market price of the common shares for the given period.)
There were no stock dividends declared for the years ended December 31, 2016, 2015, or 2014.
16. Fair Value of Financial Instruments
Valuation Methodologies and Fair Value Hierarchy
The primary financial instruments that the Company carries at fair value include investment securities available-for-sale, derivative instruments including IRLCs, and residential mortgage loans held-for-sale.
Debt securities issued by U.S. Government corporations and agencies, debt securities issued by U.S. states and political subdivisions, and agency residential and commercial mortgage-backed securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. The investments in the Company’s portfolio are generally not quoted on an exchange but are actively traded in the secondary institutional markets.
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
The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumption used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument. Because mortgage loans held-for-sale are generally sold within a few weeks of origination, they are unlikely to demonstrate any of the credit weaknesses discussed above and as a result, the amount of any credit related adjustments to fair value during the years ended December 31, 2016 and 2015 was insignificant.

Recurring Fair Value Measurements
The following tables present certain information regarding financial assets measured at fair value on a recurring basis at December 31, 2016 and 2015. There were no transfers between Level 1, 2, and 3 during the year ended December 31, 2016:

		Fair Value Measurements at December 31, 2016
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale	$144,310	$—	$144,310	$—
Mortgage loans held-for-sale	252,712	—	252,712	—
Other assets(1)	7,111	—	—	7,111
Other liabilities(1)	(1,065)	—	—	(1,065)

		Fair Value Measurements at December 31, 2015
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale	$172,397	$—	$172,397	$—
Mortgage loans held-for-sale	233,525	—	233,525	—
Other assets(1)	4,022	—	—	4,022
Other liabilities(1)	(651)	—	—	(651)

(1)	Includes mortgage-related IRLCs and derivative financial instruments to hedge interest rate risk. IRLCs recorded on a gross basis.
The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2016 and 2015. The changes in the fair value of economic hedges were recorded in noninterest income from mortgage banking activities in the Consolidated Statements of Comprehensive Income and are designed to partially offset the change in fair value of the financial instruments referenced in the following table:

	As of or for the Year Ended December 31,
	2016		2015
(in thousands)	Other assets(1)	Other liabilities(1)	Other assets(1)	Other liabilities(1)
Beginning balance	$4,022	$(651)	$2,691	$(1,341)
Total gains (losses) included in earnings:
Issuances	31,188	(10,698)	24,376	(6,523)
Settlements and closed loans	(25,963)	10,284	(22,729)	7,206
Expirations	(2,136)	—	(316)	7
Ending balance	$7,111	$(1,065)	$4,022	$(651)

(1)	Includes mortgage-related IRLCs and derivative financial instruments executed to hedge interest rate risk.

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

		Fair Value Measurements at December 31, 2016
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$15,550	$—	$—	$15,550
ORE, net	3,223	—	—	3,223
Residential mortgage servicing rights	44,600	—	—	44,600

		Fair Value Measurements at December 31, 2015
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$8,447	$—	$—	$8,447
ORE, net	1,847	—	—	1,847
Residential mortgage servicing rights	40,713	—	—	40,713
SBA servicing rights	2,132	—	—	2,132

Quantitative Information about Level 3 Fair Value Measurements
The following table shows the valuation technique and range, including weighted average, of the significant unobservable inputs and assumptions used in the fair value measurement of the Company's Level 3 assets and liabilities:

($ in thousands)	Fair Value at December 31,		Valuation Technique	Unobservable Inputs	Range/Weighted Average at December 31, 2016	Range/Weighted Average at December 31, 2015
	2016	2015
Nonrecurring:
Impaired loans	$15,550	$8,447	Appraised value less estimated selling costs	Estimated selling costs	0.00% - 10.00% 9.69%	0.00% - 10.00% 9.70%
Other real estate	3,223	1,847	Discounted appraisals less estimated selling costs	Estimated selling costs	0.00% - 10.00% 9.13%	0.00% - 10.00% 8.29%
Residential mortgage servicing rights	44,600	40,713	Discounted cash flows	Discount rate	9.64% - 11.13% 9.91%	9.75% - 12.50% 10.06%
				Modeled prepayment speeds	7.47% - 18.03% 7.98%	7.56% - 15.24% 8.66%
SBA servicing rights	—	2,132	Discounted cash flows	Discount rate	N/A	13.25%
				Modeled prepayment speeds	N/A	9.41%
Recurring:
IRLCs	$3,231	$3,001	Pricing model	Modeled pull-through ratio	82.50%	80.00%
Forward commitments	2,815	369	Investor pricing	Pricing spreads	90.00% - 106.14% 101.94%	90.00% - 106.20% 102.67%
The tables above exclude the initial measurement of assets and liabilities that were acquired as part of acquisitions accounted for as business combinations. These assets and liabilities were recorded at their fair value upon acquisition and were not remeasured during the periods presented unless specifically required by GAAP. Acquisition date fair values represent either Level 2 fair value measurements (investment securities, ORE, property, equipment, and borrowings) or Level 3 fair value measurements (loans, deposits, and core deposit intangible asset).
Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value less estimated closing costs. A loan is considered impaired if it is probable that the Company will be unable to collect all amounts contractually due according to the terms of the loan agreement. Measuring the impairment of loans using the present value of expected future cash flows, discounted at the loan's effective interest rate, is not considered a fair value measurement. For collateral-dependent loans, fair value is measured based on the value of the collateral securing these loans and is classified as Level 3 in the fair value hierarchy. Collateral may include real estate or business assets, including equipment, inventory and accounts receivable. The value of real estate collateral is determined based on an appraisal by qualified licensed appraisers ordered by the Company's internal appraisal department, which is independent of the Company's lending function. If significant, the value of business equipment is based on an appraisal by qualified licensed appraisers ordered by the Company; otherwise, the equipment’s net book value on the business’ financial statements is the basis for the value of business equipment. Inventory and accounts receivable collateral are valued based on independent field examiner review or aging reports. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business. Impaired loans are evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.
Foreclosed assets are adjusted to fair value less estimated selling costs upon transfer of the loans to ORE, which becomes the new carrying value of the ORE. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value less estimated selling costs. Fair value is based on independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral using market data including recent sales activity for similar assets in the property's market. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the property. Management continues to evaluate the appropriateness of appraised values on at least an annual basis.
Mortgage and SBA servicing rights are initially recorded at fair value when loans are sold with servicing retained. These assets are then amortized in proportion to and over the period of estimated net servicing income. On at least a quarterly basis, these servicing assets are assessed for impairment based on fair value. Management uses a model operated and maintained by an independent third party to determine fair value which stratifies the servicing portfolio into homogeneous subsets with unique behavior characteristics. The model then converts those characteristics into income and expense streams, adjusts those streams for estimated prepayments, present values the adjusted streams, and combines the present values into a total. If the cost basis of any loan stratification tranche is higher than the present value of the tranche, an impairment is recorded. See Note 19 for additional disclosures related to assumptions used in the fair value calculation for mortgage and SBA servicing rights.
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
The significant unobservable input used in the fair value measurement of the Company's IRLCs is the pull-through ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. Generally, the fair value of an IRLC is positive (negative) if the prevailing interest rate is lower (higher) than the IRLC rate. Therefore, an increase in the pull-through ratio (i.e., higher percentage of loans are estimated to close) will result in the fair value of the IRLC increasing if in a gain position, or decreasing if in a loss position. The pull-through ratio is largely dependent on the processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock. The pull-through ratio is estimated based on calculations provided by the secondary marketing department using historical data. The estimated pull-through ratio is periodically reviewed by the Company's Secondary Marketing Department of the Mortgage Banking Division for reasonableness.
Forward commitments are instruments that are used to hedge the value of the IRLC's and mortgage loans held-for-sale. The Company takes investor commitments to sell a loan or pool of newly originated loans to an investor for an agreed upon price for delivery in the future. This type of forward commitment is also known as a mandatory commitment. Generally, the fair value of a forward is negative (positive) if the prevailing interest rate is lower (higher) than the current commitment interest rate. The value of these commitments is ultimately determined by the investor that sold the commitment and represents a significant unobservable input used in the fair value measurement of the Company's forward commitments.
Fair Value Option
The Company records residential mortgage loans held-for-sale at fair value. The Company chose to fair value these mortgage loans held-for-sale to better align results with the underlying economic changes in value of the loans and related hedge instruments. Interest income on residential mortgage loans held-for-sale is recorded on an accrual basis in the Consolidated Statements of Comprehensive Income under the heading “Interest income-loans, including fees.”
The servicing value is included in the fair value of the mortgage loans held-for-sale and initially recognized at the time the Company enters into Interest Rate Lock Commitments (“IRLCs”) with borrowers. The mark-to-market adjustments related to mortgage loans held-for-sale and the associated economic hedges are reported in noninterest income from mortgage banking activities in the Consolidated Statements of Comprehensive Income.

The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held-for-sale for which the fair value option (“FVO”) has been elected as of December 31, 2016 and 2015. There were no loans held-for-sale measured under FVO that were 90 days or more past due or in nonaccrual status at December 31, 2016 or 2015.

(in thousands)	Aggregate Fair Value December 31, 2016	Aggregate Unpaid Principal Balance at December 31, 2016	Aggregate Fair Value Over Unpaid Principal
Residential mortgage loans held-for-sale	$252,712	$250,095	$2,616

(in thousands)	Aggregate Fair Value December 31, 2015	Aggregate Unpaid Principal Balance at December 31, 2015	Aggregate Fair Value Over Unpaid Principal
Residential mortgage loans held-for-sale	$233,525	$228,586	$4,939
The net fair value (loss) gain related to mortgage banking activities for items measured at fair value pursuant to election of FVO was $(2.8) million, $464,000, and $3.6 million for the years ended December 31, 2016, 2015, and 2014, respectively.
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
The following tables include the carrying amount and estimated fair value, as well as the level within the fair value hierarchy, of the Company's financial instruments. The fair value estimates presented are based upon relevant information available to management as of December 31, 2016 and 2015.

		Fair Value Measurements at December 31, 2016
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial instruments (assets):
Cash and cash equivalents	$149,711	$149,711	$—	$—	$149,711
Investment securities available-for-sale	144,310	—	144,310	—	144,310
Investment securities held-to-maturity	16,583	—	12,438	4,096	16,534
Total loans, net (1)	3,737,761	—	252,712	3,236,345	3,489,057
Financial instruments (liabilities):
Noninterest-bearing demand deposits	964,900	—	—	964,900	964,900
Interest-bearing deposits	2,665,694	—	—	2,664,872	2,664,872
Short-term borrowings	243,351	—	243,351	—	243,351
Subordinated debt	120,454	—	114,537	—	114,537

		Fair Value Measurements at December 31, 2015
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial instruments (assets):
Cash and cash equivalents	$86,133	$86,133	$—	$—	$86,133
Investment securities available-for-sale	172,397	—	172,397	—	172,397
Investment securities held-to-maturity	14,398	—	10,410	4,188	14,598
Total loans, net (1)	3,268,318	—	233,525	2,846,139	3,079,664
Financial instruments (liabilities):
Noninterest-bearing demand deposits	786,779	—	—	786,779	786,779
Interest-bearing deposits	2,392,732	—	—	2,391,993	2,391,993
Short-term borrowings	209,730	—	209,730	—	209,730
Subordinated debt	120,322	—	116,706	—	116,706

(1)	Includes $252,712 and $233,525 in residential mortgage loans held-for-sale at December 31, 2016 and 2015, respectively, for which the Company has elected FVO.
The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents reasonably approximates the fair values of those assets. For investment securities, fair value equals quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities or dealer quotes.
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
For off-balance sheet instruments, fair values are based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing for loan commitments and letters of credit. Fees related to these instruments were immaterial at December 31, 2016 and 2015, and the carrying amounts represent a reasonable approximation of their fair values. Loan commitments, letters and lines of credit, and similar obligations typically have variable interest rates and clauses that deny funding if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the foregoing schedule.
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
The following table presents the net position of securities sold under repurchase agreements:

	As of December 31,
(in thousands)	2016	2015
Securities sold under repurchase agreements (1)	$18,351	$19,730
Fair value of securities pledged	19,183	23,058
Net position of overnight repurchase agreements	$832	$3,328

(1)	Included as part of Short-term borrowings on the Consolidated Balance Sheets

The following table summarizes the collateral type pledged for the securities sold under repurchase agreements presented above:

	As of December 31,
(in thousands)	2016	2015
Municipal securities	$5,568	$8,240
Obligations of U.S. Government sponsored enterprises	—	4,932
Residential mortgage-backed securities	13,615	9,886
Total fair value of securities pledged	$19,183	$23,058
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
Financial instruments with off-balance sheet risk at December 31, 2016 and 2015, are summarized in the following table:

	December 31,
(in thousands)	2016	2015
Loan commitments:
Commercial real estate, construction, and land development	$105,707	$102,364
Commercial	129,541	122,548
SBA	6,614	7,705
Home equity	100,618	75,960
Mortgage loans	55,226	37,570
Lines of credit	7,655	7,727
Standby letters of credit and bankers acceptances	528	1,511
Total loan commitments	$405,889	$355,385
18. Derivative Financial Instruments
Gains (losses) of $2.7 million, $2.0 million, and $(1.8) million were recorded for the years ended December 31, 2016, 2015, and 2014, respectively, for all mortgage-related derivatives, and are recorded in the Consolidated Statements of Comprehensive

Income as part of noninterest income from mortgage banking activities. The Company’s derivative positions were as follows:

	Contract or Notional Amount as of December 31,
(in thousands)	2016	2015
Forward rate commitments	$429,283	$410,152
Interest rate lock commitments	174,835	181,188
Total derivatives contracts	$604,118	$591,340
The Company's derivative contracts are not subject to master netting arrangements.
19. Certain Transfers of Financial Assets
Servicing rights
Loan servicing rights are recorded at the lower of cost or market and are amortized over the remaining service life of the loans. The carrying value of the loan servicing assets is shown in the table below:

	December 31,
(in thousands)	2016	2015
Servicing rights
Residential mortgage	$86,131	$72,766
SBA	5,707	5,358
Indirect automobile	7,457	6,820
Total servicing rights	$99,295	$84,944
Residential Mortgage Loans
The Company originates and sells certain first-lien residential mortgage loans to third party investors, primarily Fannie Mae, Ginnie Mae, and Freddie Mac. The Company retains the related mortgage servicing rights (“MSRs”) and receives servicing fees on certain of these loans. During the years ended December 31, 2016 and 2015, the Company sold $2.8 billion and $2.5 billion in residential mortgage loans.
The net gain on loan sales, MSR impairment and amortization, and servicing fees are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from mortgage banking activities. During the years ended December 31, 2016, 2015, and 2014, the Company recorded gains on sales of residential mortgage loans of $82.5 million, $69.8 million, and $43.1 million, respectively. During the years ended December 31, 2016, 2015, and 2014, the Company recorded servicing fees of $19.1 million, $15.8 million, and $12.7 million, respectively.
The table below is an analysis of the activity in the Company’s MSRs and impairment:

	For the Years Ended December 31,
(in thousands)	2016	2015
Residential mortgage servicing rights
Beginning carrying value, net	$72,766	$56,720
Additions	28,207	29,442
Amortization	(15,213)	(10,325)
Recovery / (impairment), net	371	(3,071)
Ending carrying value, net	$86,131	$72,766

	For the Years Ended December 31,
(in thousands)	2016	2015
Residential mortgage servicing impairment
Beginning balance	$9,523	$6,452
Additions	15,119	9,597
Recoveries	(15,490)	(6,526)
Ending balance	$9,152	$9,523

The fair value of MSRs, key metrics, and the sensitivity of the fair value to adverse changes in model inputs and/or assumptions are summarized below:

	December 31,
($ in thousands)	2016	2015
Residential Mortgage Servicing Rights
Fair Value	$88,502	$74,366
Composition of residential loans serviced for others:
Fixed-rate	99.47%	99.28%
Adjustable-rate	0.53%	0.72%
Total	100.00%	100.00%
Weighted average remaining term (years)	25.7	26.0
Modeled prepayment speed	7.98%	8.66%
Decline in fair value due to a 10% adverse change	$(2,918)	$(2,572)
Decline in fair value due to a 20% adverse change	(5,643)	(4,978)
Weighted average discount rate	9.91%	10.06%
Decline in fair value due to a 10% adverse change	$(3,619)	$(3,004)
Decline in fair value due to a 20% adverse change	(6,889)	(5,762)
The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As indicated, changes in fair value based on adverse changes in model inputs and/or assumptions generally cannot be extrapolated because the relationship of the change in input or assumption to the change in fair value may not be linear. In addition, the effect of an adverse variation in a particular input or assumption on the fair value of the MSRs is calculated without changing any other input or assumption. In reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which may magnify or counteract the effect of the change.
Information about the asset quality of residential mortgage loans serviced by the Company is shown in the table below:

Residential mortgage loans serviced	December 31, 2016			Net Charge-offs for the Year Ended December 31, 2016
	Unpaid Principal Balance
		Delinquent (days)
(in thousands)		30 to 89	90+
Serviced for others	$7,787,470	$41,902	$12,013	$—
Held-for-sale	252,712	197	—	—
Held-for-investment	382,381	2,140	10,118	83
Total residential mortgage loans serviced	$8,422,563	$44,239	$22,131	$83
Loans serviced for others are not included in the Consolidated Statements of Financial Condition as they are not assets of the Company.
Mortgage Recourse Liability
During the last five calendar years, the Company has sold over 48,700 loans with an aggregate principal balance of approximately $11.8 billion. Purchasers generally have recourse to return a sold loan to the Company under limited circumstances. As seller, the Company has made various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance with origination criteria established by the purchasers. In the event of a breach of these representations and warranties, the Company is obligated to repurchase loans with identified defects and/or to indemnify the purchasers. Some of these conditions include underwriting errors or emissions, fraud or material misstatements, and invalid collateral values. The contractual obligation arises only when the breach of representations and warranties is discovered and repurchase/indemnification is demanded. Generally, the maximum amount the Company would be required to make would be equal to the unpaid principal balance of such loans that are deemed to have defects that were sold to purchasers, plus accrued interest and certain expenses. To date, the claims to the Company from the purchasers to be reimbursed for realized losses have been de minimis. In addition, the Company’s loan sale contracts define a condition in which the borrower defaults during a short period of time as an early payment default (“EPD”). In the event of an EPD, the Company may be required to return the premium paid for the loan, pay certain administrative fees, and may be required to repurchase the loan or indemnify the purchaser unless an EPD waiver is obtained. The Company also makes a number of representations and warranties that it will service the originated loans in accordance with investor servicing guidelines and standards.
Management recognizes the potential risk from costs related to breaches of representations and warranties made in connection with residential loan sales and subsequent required repurchases, indemnifications, and EPD claims. As a result, the Company has established a liability to cover potential costs related to these events based on historical experience, adjusted for any risk factors not captured in the historical losses, current business volume, and known claims outstanding. The recourse liability totaled $1.4 million at December 31, 2016 and 2015, respectively, and management believes this amount is adequate for potential exposure related to loan sale indemnification, repurchase loans, and EPD claims. There is a significant degree of judgment involved in estimating the recourse liability as the estimation process is inherently uncertain and subject to imprecision. Management will continue to monitor the adequacy of the reserve level and may decide that further additions to the reserve are appropriate in the future. However, there can be no assurance that the current balance of this reserve will prove sufficient to cover actual future losses.
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
SBA Loans
The Company has executed certain transfers of SBA loans with third parties. These loans, which are typically partially guaranteed by the SBA or otherwise credit enhanced, are generally secured by business property such as real estate, inventory, equipment, and accounts receivable. During the years ended December 31, 2016 and 2015, the Company sold $63.1 million and $46.2 million in SBA loans.
The Company retains the loan servicing rights and receives servicing fees. The net gain on SBA loan sales, servicing rights impairment and amortization and servicing fees are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from SBA lending activities. During the years ended December 31, 2016, 2015, and 2014, the Company recorded gains on sales of SBA loans of $4.5 million, $3.4 million, and $6.1 million, respectively. During the years ended December 31, 2016, 2015, and 2014, the Company recorded servicing fees of $2.5 million, $2.3 million, and $2.0 million, respectively.
The table below is an analysis of the activity in the Company’s SBA loan servicing rights and impairment:

	For the Years Ended December 31,
(in thousands)	2016	2015
SBA loan servicing rights
Beginning carrying value, net	$5,358	$4,872
Additions	1,669	933
Amortization	(1,563)	(2,022)
Recovery, net	243	1,575
Ending carrying value, net	$5,707	$5,358

	For the Years Ended December 31,
(in thousands)	2016	2015
SBA servicing rights impairment
Beginning balance	$243	$1,818
Additions	—	—
Recoveries	(243)	(1,575)
Ending balance	$—	$243
The fair value of the SBA loan servicing rights, key metrics, and the sensitivity of the fair value to adverse changes in the model inputs/assumptions are summarized below:

	December 31,
($ in thousands)	2016	2015
SBA loan servicing rights
Fair value	$6,424	$5,887
Composition of loans serviced for others:
Fixed-rate	0.19%	0.05%
Adjustable-rate	99.81%	99.95%
Total	100.00%	100.00%
Weighted average remaining term (years)	19.6	19.7
Modeled prepayment speed	8.62%	9.41%
Decline in fair value due to a 10% adverse change	$(161)	$(181)
Decline in fair value due to a 20% adverse change	(314)	(353)
Weighted average discount rate	13.13%	13.25%
Decline in fair value due to a 10% adverse change	$(226)	$(242)
Decline in fair value due to a 20% adverse change	(443)	(466)
The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As indicated, changes in fair value based on adverse changes in model inputs and/or assumptions generally cannot be extrapolated because the relationship of the change in input or assumption to the change in fair value may not be linear. In addition, the effect of an adverse variation in a particular input or assumption on the value of the SBA loan servicing rights is calculated without changing any other input or assumption. In reality, changes in one factor may magnify or counteract the effect of the change.
Information about the asset quality of SBA loans serviced by the Company is shown in the table below:

SBA loans serviced	December 31, 2016			Net Charge-offs for the Year Ended December 31, 2016
	Unpaid Principal Balance
		Delinquent (days)
(in thousands)		30 to 89	90+
Serviced for others	$287,897	$1,519	$3,722	$—
Held-for-sale	12,616	—	—	—
Held-for-investment	157,341	43	5,346	305
Total SBA loans serviced	$457,854	$1,562	$9,068	$305
Loans serviced for others are not included in the Consolidated Statements of Financial Condition as they are not assets of the Company.
Indirect Automobile Loans
The Company purchases, on a nonrecourse basis, consumer installment contracts secured by new and used vehicles purchased by consumers from franchised motor vehicle dealers and select independent dealers. A portion of the indirect automobile loans originated is sold with servicing retained and the Company receives servicing fees. During the years ended December 31, 2016 and 2015, the Company sold $510.5 million and $651.4 million in indirect automobile loans.
The gain on loan sales and servicing fees are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from indirect lending activities. During the years ended December 31, 2016, 2015, and 2014, the Company recorded gains on sales of indirect automobile loans of $9.1 million, $12.4 million, and $13.4 million, respectively. During the years ended December 31, 2016, 2015, and 2014, the Company recorded servicing fees of $9.2 million, $8.5 million, and $6.1 million, respectively.
The table below is an analysis of the activity in the Company’s indirect automobile loan servicing rights:

	For the Years Ended December 31,
(in thousands)	2016	2015
Indirect automobile loan servicing rights
Beginning carrying value	$6,820	$3,305
Additions	4,002	5,558
Amortization	(3,365)	(2,043)
Ending carrying value	$7,457	$6,820
The Company has not recorded impairment on its indirect automobile loan servicing rights.

The fair value of the indirect automobile loan servicing rights, key metrics, and the sensitivity of the fair value to adverse changes in model inputs/assumptions are summarized below:

	December 31,
($ in thousands)	2016	2015
Indirect loan servicing rights
Fair value	$7,579	$9,803
Composition of loans serviced for others:
Fixed-rate	100%	100%
Adjustable-rate	—%	—%
Total	100%	100%
Weighted average remaining term (years)	4.8	5.0
Modeled prepayment speed	18.95%	20.88%
Decline in fair value due to a 10% adverse change	$(190)	$(322)
Decline in fair value due to a 20% adverse change	(371)	(627)
Weighted average discount rate	6.94%	6.87%
Decline in fair value due to a 10% adverse change	$(71)	$(109)
Decline in fair value due to a 20% adverse change	(141)	(215)
The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As indicated, changes in fair value based on adverse changes in model inputs and/or assumptions generally cannot be extrapolated because the relationship of the change in input or assumption to the change in fair value may not be linear. In addition, the effect of an adverse variation in a particular input or assumption on the fair value of the indirect automobile loan servicing rights is calculated without changing any other input or assumption. In reality, changes in one factor may magnify or counteract the effect of the change.
Information about the asset quality of the indirect automobile loans serviced by the Company is shown in the table below:

Indirect automobile loans serviced	December 31, 2016			Net Charge-offs for the Year Ended December 31, 2016
	Unpaid Principal Balance
		Delinquent (days)
(in thousands)		30 to 89	90+
Serviced for others	$1,130,289	$3,374	$1,804	$2,934
Held-for-sale	200,000	—	—	—
Held-for-investment	1,575,865	4,631	2,818	3,749
Total indirect automobile loans serviced	$2,906,154	$8,005	$4,622	$6,683
Loans serviced for others are not included in the Consolidated Statements of Financial Condition as they are not assets of the Company.

20. Other Noninterest Income and Expense
Other noninterest income and expense for the years ended December 31, 2016, 2015, and 2014, consisted of the following:

	Years Ended December 31,
(in thousands)	2016	2015	2014
Other noninterest income:
Gain on sale of ORE, net	$859	$3,084	$3,299
Other operating income	1,706	2,756	2,336
Total	$2,565	$5,840	$5,635

Other noninterest expenses:
Professional and other outside services	$15,224	$12,122	$10,333
Lending expenses	7,222	6,390	4,809
ORE expenses, net	2,667	1,737	2,903
Employee expenses	3,722	3,204	2,616
Advertising and promotion	2,188	2,012	2,345
FDIC insurance premium	2,682	1,886	1,929
Other operating expenses	13,896	11,169	9,943
Total	$47,601	$38,520	$34,878
21. Condensed Financial Information of Fidelity Southern Corporation (Parent Company Only)
Financial information pertaining only to Fidelity Southern Corporation is as follows:
Condensed Balance Sheets

	December 31,
(in thousands)	2016	2015
Assets
Cash held at bank subsidiary	$6,659	$4,011
Land	109	109
Investment in bank subsidiary	386,444	328,402
Investments in and amounts due from non-bank subsidiaries	3,124	4,023
Subordinated loan to bank subsidiary	10,000	10,000
Other assets	2,829	1,323
Total assets	$409,165	$347,868

Liabilities
Subordinated debt	$46,380	$46,372
Other liabilities	138	37
Total liabilities	46,518	46,409
Shareholders’ Equity
Preferred stock	—	—
Common stock	205,309	169,848
Accumulated other comprehensive income	692	1,544
Retained earnings	156,646	130,067
Total shareholders’ equity	362,647	301,459
Total liabilities and shareholders’ equity	$409,165	$347,868

Condensed Statements of Income

	Years Ended December 31,
(in thousands)	2016	2015	2014
Interest income
Deposits in bank subsidiary	$7	$9	$25
Subordinated loan to bank subsidiary	385	343	338
Total interest income	392	352	363
Interest expense on subordinated debt	1,311	1,122	1,095
Net interest expense	(919)	(770)	(732)
Noninterest income
Dividends from subsidiaries (1)	6,800	3,500	—
Other	104	98	98
Total noninterest income	6,904	3,598	98
Noninterest expense	1,983	2,825	349
Gain (loss) before income taxes and equity in undistributed net income of subsidiaries	4,002	3	(983)
Income tax benefit	(1,083)	(1,492)	(367)
Income (loss) before equity in undistributed net income of subsidiaries	5,085	1,495	(616)
Equity in undistributed net income of subsidiaries	33,681	37,640	30,652
Net income	$38,766	$39,135	$30,036
(1) Dividend income is primarily received from the bank subsidiary

Condensed Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2016	2015	2014
Operating Activities:
Net income	$38,766	$39,135	$30,036
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(33,681)	(37,640)	(30,652)
(Increase) decrease in other assets	(1,466)	371	(840)
Increase (decrease) in other liabilities	69	(118)	(31)
Share based compensation included in undistributed earnings	3,544	1,468	1,655
Net cash provided by operating activities	7,232	3,216	168

Investing Activities:
Net increase in investment in subsidiaries	(1,729)	(1,091)	(655)
Net cash used in investing activities	(1,729)	(1,091)	(655)

Financing Activities:
Proceeds from issuance of common stock	9,332	5,552	1,574
Cash dividends paid	(12,187)	(8,630)	(6,390)
Net cash used in financing activities	(2,855)	(3,078)	(4,816)
Net increase (decrease) in cash and cash equivalents	2,648	(953)	(5,303)
Cash and cash equivalents, beginning of year	4,011	4,964	10,267
Cash and cash equivalents, end of year	$6,659	$4,011	$4,964

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.        Controls and Procedures
Report of Management on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016, as stated in our report which is included elsewhere herein.
The effectiveness of internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
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
Changes in Internal Control over Financial Reporting
There has been no change in Fidelity’s internal control over financial reporting during the three months ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, Fidelity’s internal control over financial reporting.
Item 9B.        Other Information
None.

PART III
Item 10.        Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated herein by reference to the information that appears under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Meetings and Committees of the Board of Directors,” in our Proxy Statement for the 2017 Annual Meeting of Shareholders (“Proxy Statement”). Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of Fidelity is included in Item 1 of this Annual Report on Form 10-K.
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

2(d)
Agreement and Plan of Merger dated as of October 26, 2015 by and between Fidelity Southern Corporation and American Enterprise Bankshares, Inc. (incorporated by reference to Fidelity Southern Corporation's Form 8-K filed October 27, 2015)

2(e)
Second Amendment to Agreement and Plan of Merger dated as of February 25, 2016 by and between Fidelity Southern Corporation and American Enterprise Bankshares, Inc. (incorporated by reference from Exhibit 2.1 to Fidelity Southern Corporation's Form 8-K filed March 2, 2016).

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
Executive Continuity Agreement by and among Fidelity Southern Corporation, Fidelity Bank, and Stephen H. Brolly effective January 1, 2015 (incorporated by reference from Exhibit 10.5 to Fidelity Southern Corporation's Form 8-K filed December 24, 2014)

10(r)#
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

101
The following materials from Fidelity Southern Corporation's Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (extensible Business Reporting language) (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to the financial statements (Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in this Exhibit is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934.)

# Indicates director and management contracts or compensatory plans or arrangements.

(c)	Financial Statement Schedules.
Item 16.        Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Fidelity Southern Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY SOUTHERN CORPORATION
(Registrant)

Date:	March 14, 2017	BY:	/s/ JAMES B. MILLER, JR.
James B. Miller, Jr.
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date:	March 14, 2017	BY:	/s/ STEPHEN H. BROLLY
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

Signature	Title	Date

/s/ JAMES B. MILLER, JR.	Chairman of the Board and Director	March 14, 2017
James B. Miller, Jr.	(Principal Executive Officer)

/s/ STEPHEN H. BROLLY	Chief Financial Officer (Principal	March 14, 2017
Stephen H. Brolly	Financial and Accounting Officer)

/s/ DAVID R. BOCKEL	Director	March 14, 2017
Major General (Ret) David R. Bockel

/s/ WM. MILLARD CHOATE	Director	March 14, 2017
Wm. Millard Choate

/s/ DONALD A. HARP, JR.	Director	March 14, 2017
Dr. Donald A. Harp, Jr.

/s/ KEVIN S. KING	Director	March 14, 2017
Kevin S. King

/s/ WILLIAM C. LANKFORD, JR.	Director	March 14, 2017
William C. Lankford, Jr.

/s/ H. PALMER PROCTOR, JR.	Director	March 14, 2017
H. Palmer Proctor, Jr.

/s/ W. CLYDE SHEPHERD III	Director	March 14, 2017
W. Clyde Shepherd III

/s/ RANKIN M. SMITH, JR.	Director	March 14, 2017
Rankin M. Smith, Jr.

EXHIBIT INDEX

Exhibit No.	Name of Exhibit

21	Subsidiaries of Fidelity Southern Corporation

23	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.