Form 10-Q
period 2017-03-31
FIDELITY SOUTHERN CORP
filed 2017-05-10
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
Commission file number 001-34981
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if smaller reporting company)
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of April 30, 2017 (the most recent practicable date), the Registrant had outstanding 26,365,908 shares of Common Stock.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2017

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
($ in thousands)	March 31, 2017	December 31, 2016
Assets
Cash and due from banks	$42,183	$31,985
Interest-bearing deposits with banks	285,319	97,726
Federal funds sold	23,000	20,000
Cash and cash equivalents	350,502	149,711
Investment securities available-for-sale	139,071	144,310
Investment securities held-to-maturity (fair value of $15,964 and $16,534, respectively)	15,977	16,583
Loans held-for-sale (includes loans at fair value of $201,661 and $252,712, respectively)	361,117	465,328
Loans	3,354,926	3,302,264
Allowance for loan losses	(30,455)	(29,831)
Loans, net of allowance for loan losses	3,324,471	3,272,433
Premises and equipment, net	87,222	87,915
Other real estate, net	11,284	14,814
Bank owned life insurance	70,587	70,151
Servicing rights, net	105,039	99,295
Other assets	65,787	69,145
Total assets	$4,531,057	$4,389,685
Liabilities
Deposits
Noninterest-bearing demand deposits	$1,005,372	$964,900
Interest-bearing deposits	2,749,736	2,665,694
Total deposits	3,755,108	3,630,594
Short-term borrowings	239,466	243,351
Subordinated debt, net	120,488	120,454
Other liabilities	44,693	32,639
Total liabilities	4,159,755	4,027,038
Shareholders’ equity
Preferred stock, no par value. Authorized 10,000,000; zero issued and outstanding	—	—
Common stock, no par value. Authorized 50,000,000; issued and outstanding 26,358,620 and 26,318,400, respectively	206,590	205,309
Accumulated other comprehensive income, net of tax	699	692
Retained earnings	164,013	156,646
Total shareholders’ equity	371,302	362,647
Total liabilities and shareholders’ equity	$4,531,057	$4,389,685
See accompanying notes to unaudited consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
($ in thousands, except per share data)	2017	2016
Interest income:
Loans, including fees	$36,083	$32,945
Investment securities:
Taxable interest income	1,163	1,203
Nontaxable interest income	45	77
Other	351	67
Total interest income	37,642	34,292
Interest expense:
Deposits	3,449	3,265
Short-term borrowings	392	294
Subordinated debt	1,567	1,439
Total interest expense	5,408	4,998
Net interest income	32,234	29,294
Provision for loan losses	2,100	500
Net interest income after provision for loan losses	30,134	28,794
Noninterest income:
Service charges on deposit accounts	1,455	1,370
Other fees and charges	1,871	1,666
Mortgage banking activities	25,869	14,735
Indirect lending activities	4,426	4,264
SBA lending activities	1,818	1,234
Bank owned life insurance	439	454
Securities gains	—	82
Other	1,492	1,081
Total noninterest income	37,370	24,886
Noninterest expense:
Salaries and employee benefits	25,438	23,055
Commissions	7,498	6,598
Occupancy	4,163	4,384
Professional and other services	4,067	4,032
Other	9,406	8,489
Total noninterest expense	50,572	46,558
Income before income tax expense	16,932	7,122
Income tax expense	6,405	2,581
Net income	$10,527	$4,541

Earnings per common share:
Basic	$0.40	$0.19
Diluted	$0.40	$0.18

Cash dividends declared per common share	$0.12	$0.12

Net income	$10,527	$4,541
Other comprehensive income, net of tax:
Change in net unrealized gains on available-for-sale securities, net of tax effect	7	1,348
Adjustments for net gains included in net income, net of tax effect	—	(51)
Other comprehensive income, net of tax	7	1,297
Total comprehensive income	$10,534	$5,838
See accompanying notes to unaudited consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Preferred Stock		Common Stock		Accumulated Other Comprehensive Income, Net of Tax	Retained Earnings	Total
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2015	—	$—	23,141	$169,848	$1,544	$130,067	$301,459
Net income						4,541	4,541
Other comprehensive income, net of tax					1,297		1,297
Comprehensive income							5,838
Common stock issued for AEB acquisition			1,470	22,727	—	—	22,727
Common stock issued under various employee plans, net			330	1,282	—	—	1,282
Stock issuance pursuant to exercise of warrants	—	—	500	1,343	—	—	1,343
Cash dividends paid	—	—	—	—	—	(2,871)	(2,871)
Balance at March 31, 2016	—	$—	25,441	$195,200	$2,841	$131,737	$329,778

Balance at December 31, 2016	—	$—	26,318	$205,309	$692	$156,646	$362,647
Net income						10,527	10,527
Other comprehensive income, net of tax					7		7
Comprehensive income							10,534
Common stock issued under various employee plans, net			40	1,281	—	—	1,281
Cash dividends paid	—	—	—	—	—	(3,160)	(3,160)
Balance at March 31, 2017	—	$—	26,358	$206,590	$699	$164,013	$371,302
See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2017	2016
Cash flows from operating activities:
Net income	$10,527	$4,541
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,100	500
Depreciation and amortization of premises and equipment	1,159	1,240
Amortization of FDIC indemnification asset, net	510	74
Accretion of purchase discounts or premiums, net	(309)	(1,441)
Other amortization	363	377
Impairment of other real estate	839	384
Amortization and impairment of servicing rights, net	2,475	8,748
Share-based compensation expense	752	481
Postretirement benefits, net	526	459
Net gain on investment securities called or sold	—	(82)
Gains on loan sales, including origination of servicing rights	(20,659)	(16,607)
Net gain on sales of other real estate	(301)	(525)
Net income on bank owned life insurance	(436)	(427)
Net change in deferred income tax, net of acquisition	5,632	(1,677)
Net change in fair value of loans held-for-sale	(2,907)	(2,618)
Originations of loans held-for-sale	(668,270)	(727,760)
Proceeds from sales of loans held-for-sale	787,827	743,488
Net payments received from FDIC under loss-share agreements	413	21
Decrease in other assets, net of acquisition	2,878	685
Increase (decrease) in other liabilities, net of acquisition	5,891	(2,163)
Net cash provided by operating activities	129,010	7,698
Cash flows from investing activities:
Maturities, calls, and repayment of investment securities available-for-sale	4,999	9,665
Purchases of investment securities held-to-maturity	—	(1,600)
Maturities, calls and repayment of investment securities held-to-maturity	576	715
Purchases of FHLB stock	(3,493)	(7,422)
Redemption of FHLB stock	3,187	6,589
Net increase in loans, net of loans acquired	(54,772)	(52,245)
Proceeds from sales of other real estate	3,986	2,828
Purchases of premises and equipment, net of acquisition	(700)	(2,002)
Cash received in excess of cash paid for acquisition	—	37,609
Net cash used in investing activities	(46,217)	(5,863)

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2017	2016
Cash flows from financing activities:
Net increase in noninterest-bearing deposits, net of acquisition	$40,472	$34,175
Net increase in interest-bearing deposits, net of acquisition	84,042	24,079
Net decrease in other short-term borrowings	(3,885)	(30,452)
Proceeds from FHLB advances	200,000	625,000
Repayments on FHLB advances	(200,000)	(615,000)
Proceeds from the issuance of common stock, net	529	2,390
Cash dividends paid on common stock	(3,160)	(2,871)
Net cash provided by financing activities	117,998	37,321
Net increase in cash and cash equivalents	200,791	39,156
Cash and cash equivalents, beginning of period	149,711	86,133
Cash and cash equivalents, end of period	$350,502	$125,289

Supplemental cash flow information and non-cash disclosures:
Cash paid during the period for:
Interest on deposits and borrowings	$4,366	$3,670
Income taxes	7	1,694
Acquisition:
Assets acquired	—	167,366
Liabilities assumed	—	186,030
Common stock issued	—	22,727
Transfers of loans from held-for-sale to held for investment	—	2,230
Transfers of loans to other real estate	994	2,683
See accompanying notes to unaudited consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
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
Operating results for the three-month period ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and Annual Report to Shareholders for the year ended December 31, 2016.
The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in the 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). There were no new accounting policies or changes to existing policies adopted in the first three months of 2017 which had a significant effect on the results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.
Contingencies
Due to the nature of their activities, the Company and its subsidiaries are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of March 31, 2017. Although the ultimate outcome of all claims and lawsuits outstanding as of March 31, 2017 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company's results of operations or financial condition.
Recent Accounting Pronouncements
In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities,” that amends the amortization period for certain purchased callable debt securities held at a premium. Under the current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. The new update shortens the amortization period for the premium to the earliest call date. This amendment affects all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date, i.e., at a premium. The guidance is effective for public Companies for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. These amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the adoption period. In addition, in the period of adoption, disclosures should be provided about a change in accounting principle. The adoption of this ASU is not expected to have a significant impact on the Company's Consolidated Financial Statements.

In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” that will change how employers who sponsor defined benefit pension and/or other postretirement benefit plans present the net periodic benefit cost in the income statement. Employers will be required to present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. The other components of the net periodic benefit cost will be presented separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. Employers will be required to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. The guidance on the presentation of the components of net periodic benefit cost in the income statement will be applied retrospectively while the guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. Employers will have to provide the relevant disclosures required under ASC 250, Accounting Changes and Error Corrections, in the first interim and annual periods when they adopt the guidance. The guidance also provides a practical expedient for disaggregating the service cost component and other components for comparative periods. An employer that elects to apply the practical expedient must disclose the reason for doing so and other qualitative information about the capitalization of net periodic benefit cost. The guidance is effective for public Companies for fiscal years beginning after December 15, 2017, and interim periods therein. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. That is, early adoption must be within the first interim period if an employer issues interim financial statements. The adoption of this ASU is not expected to have a significant impact on the Company's Consolidated Financial Statements.
In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies the accounting for goodwill impairment by removing step 2 of the goodwill impairment test. Under step 2, an entity was required to determine the fair value of individual assets and liabilities of a reporting unit (including unrecognized assets and liabilities) using the procedure for determining fair values in a business combination. Under the new guidance, goodwill impairment will be measured at the amount by which a reporting unit’s carrying amount, including those with a zero or negative carrying amount, exceeds its fair value. Any resulting impairment is limited to the carrying amount of goodwill. An entity must also disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount. The new guidance is effective for Companies that files with the SEC beginning in fiscal years after December 15, 2019 and is required to be applied prospectively with early adoption permitted for any impairment tests performed after January 1, 2017. The adoption of this ASU is not expected to have a significant impact on the Company's Consolidated Financial Statements.
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

In August 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance addresses eight issues: (1) cash payments for debt prepayment or debt extinguishment costs; (2) cash payments for the settlement of zero-coupon debt instruments; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance (“COLI”) policies, including bank-owned life insurance (“BOLI”) policies; (6) distributions received from equity method investments; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows using the application of the predominance principle, whereby an entity should classify each separately identifiable cash source and use on the basis of the nature of the underlying cash flows. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period.The adoption of this ASU is not expected to have a significant impact on the Company's Consolidated Financial Statements.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) securities. For AFS securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. The standard will take effect for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application for all organizations will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is continuing to evaluate the provisions of ASU No. 2016-13 to determine the potential impact the standard will have on the Company's Consolidated Financial Statements.
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
In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” which deferred the effective date of ASU 2014-09, “Revenue from Contracts with Customers,” by one year to annual reporting periods beginning after December 15, 2017, and interim reporting periods therein. The FASB had previously issued ASU 2014-09 in May 2014. The amendments in ASU 2014-09 indicate that entities should recognize revenue to reflect the transfers of goods or services to customers in an amount equal to the consideration the entity receives or expects to receive. The Company’s revenue is comprised of net interest income and noninterest income. As ASU 2014-09 does not apply to revenue associated with financial instruments, net interest income, mortgage origination and servicing activities, and gain and losses from securities are not impacted by the standard. The Company’s revenue streams that are potentially affected by this ASU could include: 1) service charges on deposit accounts; 2) ORE revenue; 3) other fees and charges; 4) trust and asset management fees; and 5) other noninterest income. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that period. The Company is continuing to evaluate the impact of this ASU on the Company's Consolidated Financial Statements.
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
American Enterprise Bankshares, Inc.
On March 1, 2016, the Company acquired American Enterprise Bankshares, Inc. (“AEB”), the holding company for American Enterprise Bank of Florida, a Jacksonville, Florida-based community bank. The Company acquired all of the outstanding common stock of the former AEB shareholders, including common shares issued upon conversion of subordinated debentures prior to the acquisition. Total consideration of $22.8 million was issued in the transaction. With this acquisition, the Company added $208.8 million in assets, $147.3 million in loans, and $181.8 million in deposits.
For a more in-depth discussion about the AEB acquisition, refer to Note 2 - “Business Combinations” previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
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

The following table summarizes the amortized cost and fair value of debt securities and the related gross unrealized gains and losses at March 31, 2017 and December 31, 2016:

	March 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$22,209	$249	$(11)	$22,447
Municipal securities	10,516	318	(54)	10,780
SBA pool securities	13,778	—	(210)	13,568
Residential mortgage-backed securities	60,563	1,451	(74)	61,940
Commercial mortgage-backed securities	30,878	—	(542)	30,336
Total available-for-sale	$137,944	$2,018	$(891)	$139,071

Investment securities held-to-maturity:
Municipal securities	$1,588	$5	$—	$1,593
Residential mortgage-backed securities	10,316	153	(171)	10,298
Commercial mortgage-backed securities	4,073	—	—	4,073
Total held-to-maturity	$15,977	$158	$(171)	$15,964

	December 31, 2016
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$22,218	$227	$(40)	$22,405
Municipal securities	11,706	329	(54)	11,981
SBA pool securities	14,142	—	(230)	13,912
Residential mortgage-backed securities	64,141	1,584	(95)	65,630
Commercial mortgage-backed securities	30,987	—	(605)	30,382
Total available-for-sale	$143,194	$2,140	$(1,024)	$144,310

Investment securities held-to-maturity:
Municipal securities	$1,588	$—	$(52)	$1,536
Residential mortgage-backed securities	10,899	160	(157)	10,902
Commercial mortgage-backed securities	4,096	—	—	4,096
Total held-to-maturity	$16,583	$160	$(209)	$16,534
The Company held 18 and 21 investment securities available-for-sale that were in an unrealized loss position at March 31, 2017, and December 31, 2016, respectively. There were six and seven investment securities held-to-maturity that were in an unrealized loss position at March 31, 2017, and December 31, 2016, respectively.

The following table reflects the gross unrealized losses and fair values of the investment securities with unrealized losses, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position:

	March 31, 2017
	Less Than 12 Months		12 Months or Longer
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$5,075	$(11)	$—	$—
Municipal securities	3,372	(54)	—	—
SBA pool securities	8,686	(209)	—	—
Residential mortgage-backed securities	3,995	(43)	2,421	(32)
Commercial mortgage-backed securities	25,555	(542)	—	—
Total available-for-sale	$46,683	$(859)	$2,421	$(32)

Investment securities held-to-maturity:
Residential mortgage-backed securities	$7,763	$(153)	$766	$(18)
Total held-to-maturity	$7,763	$(153)	$766	$(18)

	December 31, 2016
	Less Than 12 Months		12 Months or Longer
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$10,050	$(40)	$—	$—
Municipal securities	3,380	(54)	—	—
SBA pool securities	13,912	(230)	—	—
Residential mortgage-backed securities	7,539	(65)	2,624	(30)
Commercial mortgage-backed securities	23,595	(605)	—	—
Total available-for-sale	$58,476	$(994)	$2,624	$(30)

Investment securities held-to-maturity:
Municipal securities	$1,536	$(52)	$—	$—
Residential mortgage-backed securities	8,065	(136)	930	(21)
Total held-to-maturity	$9,601	$(188)	$930	$(21)
At March 31, 2017, and December 31, 2016, the unrealized losses on investment securities were related to market interest rate fluctuations since purchase. Management does not have the intent to sell the temporarily impaired securities and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost, which may be maturity. Accordingly, as of March 31, 2017, management has reviewed its portfolio for other-than-temporary-impairment and believes the impairment detailed in the table above is temporary and no other-than-temporary impairment loss has been recognized in the Company’s Consolidated Statements of Comprehensive Income.

The amortized cost and fair value of investment securities at March 31, 2017, and December 31, 2016 are categorized in the following table by remaining contractual maturity. The amortized cost and fair value of securities not due at a single maturity (i.e., mortgage-backed securities) are shown separately and are calculated based on estimated average remaining life:

	March 31, 2017		December 31, 2016
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises
Due after one year through five years	$15,001	$15,133	$15,001	$15,112
Due five years through ten years	7,208	7,314	7,217	7,293
Municipal securities
Due after one year through five years	1,516	1,509	431	448
Due five years through ten years	2,869	2,980	3,961	4,070
Due after ten years	6,131	6,291	7,314	7,463
SBA pool securities
Due after five years through ten years	8,233	8,193	8,407	8,325
Due after ten years	5,545	5,375	5,735	5,587
Residential mortgage-backed securities	60,563	61,940	64,141	65,630
Commercial mortgage-backed securities	30,878	30,336	30,987	30,382
Total available-for-sale	$137,944	$139,071	$143,194	$144,310

Investment securities held-to-maturity:
Municipal securities
Due after ten years	$1,588	$1,593	$1,588	$1,536
Residential mortgage-backed securities	10,316	10,298	10,899	10,902
Commercial mortgage-backed securities	4,073	4,073	4,096	4,096
Total held-to-maturity	$15,977	$15,964	$16,583	$16,534
There were two investment securities available-for-sale called, matured, or paid off during the three months ended March 31, 2017, and one investment security called, matured, or paid off during the three months ended March 31, 2016. There were no gross gains or losses for the investment securities that were called during the three months ended March 31, 2017, and a gross gain of $82,000 during the same period in 2016.
There were no transfers from investment securities available-for-sale to investment securities held-to-maturity during the three months ended March 31, 2017, and 2016.
The following table summarizes the investment securities that were pledged as collateral at March 31, 2017, and December 31, 2016:

(in thousands)	March 31, 2017	December 31, 2016
Public deposits	$102,925	$103,104
Securities sold under repurchase agreements	17,470	19,183
Total pledged securities	$120,395	$122,287
4. Loans Held-for-Sale
Residential mortgage loans held-for-sale are carried at fair value and SBA and indirect automobile loans are carried at the lower of cost or fair value. The following table summarizes loans held-for-sale at March 31, 2017 and December 31, 2016:

(in thousands)	March 31, 2017	December 31, 2016
Residential mortgage	$201,661	$252,712
SBA	9,456	12,616
Indirect automobile	150,000	200,000
Total loans held-for-sale	$361,117	$465,328

During the three months ended March 31, 2017, no loans were transferred to the held for investment residential mortgage portfolio. During the three months ended March 31, 2016, the Company transferred loans with unpaid principal balances of $2.2 million to the held for investment residential mortgage portfolio.
The Company had residential mortgage loans held-for-sale with unpaid principal balances of $123.3 million and $188.5 million pledged to the FHLB at March 31, 2017 and December 31, 2016, respectively.
5. Loans
Loans outstanding, by class, are summarized in the following table at carrying value and include net unamortized costs of $34.9 million and $35.5 million at March 31, 2017 and December 31, 2016. Covered loans represent previously acquired loans covered under Loss Share Agreements with the FDIC. Non-covered loans represent loans acquired that are not covered under Loss Share Agreements with the FDIC and legacy Bank loans. Legacy Bank loans represent existing portfolio loans originated prior to each acquisition and additional loans originated subsequent to each acquisition (collectively, “legacy loans”). Because of the difference in accounting for acquired loans, the tables below further segregate the Company’s non-covered loans between legacy loans and acquired loans:

	March 31, 2017
	Non-covered Loans		Covered Loans Acquired(1)
(in thousands)	Legacy	Acquired		Total
Commercial	$623,781	$173,703	$5,421	$802,905
SBA	143,458	6,269	—	149,727
Total commercial loans	767,239	179,972	5,421	952,632

Construction	239,317	10,014	134	249,465

Indirect automobile	1,565,298	—	—	1,565,298
Installment loans and personal lines of credit	26,920	4,727	—	31,647
Total consumer loans	1,592,218	4,727	—	1,596,945
Residential mortgage	384,406	34,234	301	418,941
Home equity lines of credit	113,380	20,160	3,403	136,943
Total mortgage loans	497,786	54,394	3,704	555,884
Total loans	$3,096,560	$249,107	$9,259	$3,354,926

	December 31, 2016
	Non-covered Loans		Covered Loans Acquired(1)
(in thousands)	Legacy	Acquired		Total
Commercial	$601,557	$172,747	$10,433	$784,737
SBA	143,339	6,098	342	149,779
Total commercial loans	744,896	178,845	10,775	934,516

Construction	225,795	12,180	935	238,910

Indirect automobile	1,575,865	—	—	1,575,865
Installment loans and personal lines of credit	26,291	6,850	84	33,225
Total consumer loans	1,602,156	6,850	84	1,609,090
Residential mortgage	346,512	39,732	338	386,582
Home equity lines of credit	107,390	21,980	3,796	133,166
Total mortgage loans	453,902	61,712	4,134	519,748
Total loans	$3,026,749	$259,587	$15,928	$3,302,264
(1)Included in covered loans at March 31, 2017 are $5.4 million in assets whose reimbursable loss period will end in 2017, and included in covered loans at December 31, 2016, are $6.3 million of assets whose reimbursable loss period ended at December 31, 2016, and $5.4 million of assets whose reimbursable loss period will end in 2017.
The Company has extended loans to certain officers and directors. The Company does not believe these loans involve more than the normal risk of collectability or present other unfavorable features when originated. None of the related party loans were classified as nonaccrual, past due, restructured, or potential problem loans at March 31, 2017 or December 31, 2016.

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

(in thousands)	March 31, 2017	December 31, 2016
Commercial	$7,262	$8,488
SBA	4,497	5,664
Total commercial loans	11,759	14,152

Construction	6,206	6,408

Indirect automobile	1,295	1,276
Installment loans and personal lines of credit	453	581
Total consumer loans	1,748	1,857
Residential mortgage	14,709	10,860
Home equity lines of credit	3,955	2,081
Total mortgage loans	18,664	12,941
Total nonaccrual loans	$38,377	$35,358
If such nonaccrual loans had been on a full accrual basis, interest income on these loans for the three months ended March 31, 2017, and 2016 would have been $531,000 and $457,000, respectively. The amount of repurchased government-guaranteed loans, entirely residential mortgage loans, included in the table above was $12.3 million and $7.8 million at March 31, 2017 and December 31, 2016, respectively.
Accruing loans delinquent 30-89 days, 90 days or more, and troubled debt restructured loans (“TDRs”) accruing interest, including PCI loans, presented by class of loans at March 31, 2017 and December 31, 2016, were as follows:

	March 31, 2017			December 31, 2016
(in thousands)	Accruing Delinquent 30-89 Days	Accruing Delinquent 90 Days or More	TDRs Accruing	Accruing Delinquent 30-89 Days	Accruing Delinquent 90 Days or More	TDRs Accruing
Commercial	$1,899	$7,800	$8,577	$1,407	$4,231	$5,942
SBA	2,371	—	3,759	1,452	—	3,788
Construction	—	242	—	32	343	—
Indirect automobile	2,223	—	1,777	2,972	—	1,474
Installment and personal lines of credit	419	24	—	39	26	—
Residential mortgage	4,352	205	404	380	1,577	406
Home equity lines of credit	471	143	53	1,320	12	53
Total	$11,735	$8,414	$14,570	$7,602	$6,189	$11,663

TDR Loans
The following table presents TDRs that occurred during the three months ended March 31, 2017, and 2016, along with the type of modification. Modified PCI loans are not removed from their accounting pool and accounted for as TDRs, even if those loans would otherwise be deemed TDRs.

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
(in thousands)	Interest Rate	Term	Interest Rate	Term
Commercial	$187	$—	$—	$—
SBA	—	—	—	—
Construction	—	—	—	—
Indirect automobile	—	—	—	331
Installment and personal lines of credit	—	—	—	—
Residential mortgage	—	—	—	—
Home equity lines of credit	—	—	—	—
Total	$187	$—	$—	$331
During the three months ended March 31, 2017, the amount of loans which were restructured in the past twelve months and subsequently redefaulted was $195,000, which was comprised of commercial and indirect loans. During the three months ended March 31, 2016, the amount of loans which were restructured in the previous twelve months and subsequently redefaulted were $3,000, which was comprised of an indirect automobile loan. The company defines subsequently redefaulted as a payment default within 12 months of the restructuring date.
The Company had total TDRs with a balance of $18.2 million and $16.1 million at March 31, 2017, and December 31, 2016, respectively. There were net charge-offs of TDR loans of $44,000 and net recoveries of TDR loans of $773,000 for the three months ended March 31, 2017, and 2016, respectively. Net charge-offs on such loans are factored into the rolling historical loss rate, which is used in the calculation of the allowance for loan losses.
The Company is not committed to lend a material amount of additional funds as of March 31, 2017 or December 31, 2016 to customers with outstanding loans that are classified as impaired or as TDRs.
Pledged Loans
Presented in the following table is the unpaid principal balance of loans held for investment that were pledged to the Federal Home Loan Bank of Atlanta (“FHLB of Atlanta”) as collateral for borrowings under a blanket lien arrangement at March 31, 2017, and December 31, 2016:

(in thousands)	March 31, 2017	December 31, 2016
Commercial real estate	$257,423	$257,645
Home equity lines of credit	100,345	93,560
Residential mortgage	212,933	223,013
Total	$570,701	$574,218
Indirect automobile loans with an unpaid principal balance of approximately $330.0 million and $311.4 million were pledged to the Federal Reserve Bank of Atlanta (“FRB”) at March 31, 2017, and December 31, 2016, respectively, as collateral for potential Discount Window borrowings under a blanket lien arrangement.

Impaired Loans
The following tables present by class the unpaid principal balance, recorded investment and related allowance for impaired legacy loans and acquired non PCI loans at March 31, 2017, and December 31, 2016. Legacy impaired loans include all TDRs and all other nonaccrual loans, excluding nonaccrual loans below the Company's specific review threshold:

	March 31, 2017			December 31, 2016
(in thousands)	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance
Impaired Loans with Allowance
Commercial	$15,632	$15,313	$1,057	$17,337	$14,412	$993
SBA	6,634	3,729	239	4,671	1,956	156
Indirect automobile	2,733	2,241	234	2,655	2,151	246
Installment and personal lines of credit	280	232	232	283	235	235
Residential mortgage	2,722	2,653	587	3,178	3,117	703
Home equity lines of credit	1,500	1,025	278	1,279	1,171	333
Loans	$29,501	$25,193	$2,627	$29,403	$23,042	$2,666

	March 31, 2017		December 31, 2016
(in thousands)	Unpaid Principal Balance	Recorded Investment(1)	Unpaid Principal Balance	Recorded Investment(1)
Impaired Loans with No Allowance
Commercial	$8,731	$4,689	$7,267	$5,888
SBA	5,310	4,696	9,135	8,045
Construction	7,674	6,193	7,875	6,394
Installment and personal lines of credit	1,445	163	1,445	163
Residential mortgage	11,844	11,703	9,464	9,347
Home equity lines of credit	960	913	1,149	749
Loans	$35,964	$28,357	$36,335	$30,586
(1)The primary difference between the unpaid principal balance and recorded investment represents charge offs previously taken; it excludes accrued interest receivable due to materiality. Related allowance is calculated on the recorded investment, not the unpaid principal balance.
The average recorded investment in impaired loans and interest income recognized for the three months ended March 31, 2017, and 2016, by class, are summarized in the table below. Impaired loans include legacy impaired loans, which include all TDRs and all other nonaccrual loans. Interest income recognized during the periods on a cash basis was insignificant.

	Three Months Ended March 31,
	2017		2016
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$20,155	$139	$16,727	$183
SBA	9,048	101	13,399	156
Construction	6,274	1	5,951	4
Indirect automobile	2,237	52	2,278	72
Installment and personal lines of credit	396	34	435	28
Residential mortgage	13,763	48	5,503	45
Home equity lines of credit	1,952	16	670	22
Total	$53,825	$391	$44,963	$510
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
Indirect automobile loans typically receive a risk rating only when being downgraded to an adverse rating which typically occurs when payments of principal and interest are greater than 90 days past due. The Company uses a number of factors, including FICO scoring, to help evaluate the likelihood consumer borrowers will pay their credit obligations as agreed. The weighted-average FICO score for the indirect automobile portfolio was 753 for the quarter ended March 31, 2017 and 752 for the year ended December 31, 2016.
The following are definitions of the asset rating categories:
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
•Loss – Loss assets are considered uncollectable and of such little value that their continuance as recorded assets is not warranted.
The following tables present the recorded investment in loans, by loan class and risk rating category, as of March 31, 2017, and December 31, 2016:

(in thousands)	March 31, 2017
Asset Rating	Commercial	SBA	Construction	Indirect Automobile	Installment and Personal Lines of Credit	Residential Mortgage	Home Equity Lines of Credit	Total
Pass	$738,325	$133,307	$240,996	$—	$30,926	$398,729	$132,200	$1,674,483
Special Mention	32,374	9,910	430	—	181	1,689	923	45,507
Substandard	32,206	6,510	8,039	4,681	540	18,523	3,820	74,319
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
	802,905	149,727	249,465	4,681	31,647	418,941	136,943	1,794,309
Ungraded Performing	—	—	—	1,560,617	—	—	—	1,560,617
Total	$802,905	$149,727	$249,465	$1,565,298	$31,647	$418,941	$136,943	$3,354,926

(in thousands)	December 31, 2016
Asset Rating	Commercial	SBA	Construction	Indirect Automobile	Installment and Personal Lines of Credit	Residential Mortgage	Home Equity Lines of Credit	Total
Pass	$721,133	$131,047	$229,978	$—	$32,521	$368,492	$129,847	$1,613,018
Special Mention	31,040	10,997	615	—	45	2,759	550	46,006
Substandard	32,564	7,735	8,317	4,003	659	15,331	2,769	71,378
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
	784,737	149,779	238,910	4,003	33,225	386,582	133,166	1,730,402
Ungraded Performing	—	—	—	1,571,862	—	—	—	1,571,862
Total	$784,737	$149,779	$238,910	$1,575,865	$33,225	$386,582	$133,166	$3,302,264

Acquired Loans
As part of the AEB acquisition on March 1, 2016, the Company acquired loans with a fair value of $147.3 million. Of this amount, $145.8 million were determined to have no evidence of deteriorated credit quality and are accounted for as acquired performing loans. The remaining $1.5 million were determined to have exhibited deteriorated credit quality since origination and were accounted for as PCI loans.
The tables below show the balances acquired for these two subsections of the portfolio as of the acquisition date. Contractually required principal and interest payments are based on a loan's contractual rate and payment schedule at acquisition, assuming no loss or prepayment.
Acquired Performing Loans

(in thousands)	2016
Contractually required principal and interest payments at acquisition	$173,726
Fair value of acquired performing loans at acquisition	$145,843
Acquired PCI Loans

(in thousands)	2016
Contractually required principal and interest payments at acquisition	$2,515
Less: Nonaccretable difference (expected losses and foregone interest)	(962)
Cash flows expected to be collected at acquisition	1,553
Less: Accretable yield	(92)
Basis in acquired PCI loans at acquisition	$1,461
The carrying amount and outstanding balance at March 31, 2017 of the PCI loans from the acquisitions prior to 2016 was $35.5 million and $46.8 million, respectively, and $37.3 million and $48.9 million, respectively, at December 31, 2016.
Changes in the accretable yield, or income expected to be collected on PCI loans for the three months ended March 31, 2017, and 2016, was as follows:

	For the Three Months Ended March 31,
(in thousands)	2017	2016
Beginning balance	$4,403	$3,797
Increase due to acquired loans	—	92
Accretion of income	(360)	(549)
Other activity, net (1)	—	178
Ending balance	$4,043	$3,518
(1)Includes changes in cash flows expected to be collected due to changes in timing of liquidation events, prepayment assumptions, etc.
6. Allowance for Loan Losses
A summary of changes in the allowance for loan losses (“ALL”) by loan portfolio type is as follows:

	Three Months Ended March 31, 2017
	Commercial Loans
(in thousands)	Commercial	SBA	Construction	Consumer	Mortgage	Unallocated	Total
Beginning balance	$9,331	$1,978	$2,176	$9,812	$5,755	$779	$29,831
Charge-offs	(133)	(85)	—	(1,835)	(51)	—	(2,104)
Recoveries	161	44	207	291	35	—	738
Net recoveries / (charge offs)	28	(41)	207	(1,544)	(16)	—	(1,366)
Decrease in FDIC indemnification asset	(110)	—	—	—	—		(110)
Provision for loan losses(1)	200	191	(61)	1,667	71	32	2,100
Ending balance	$9,449	$2,128	$2,322	$9,935	$5,810	$811	$30,455

	Three Months Ended March 31, 2016
	Commercial Loans
(in thousands)	Commercial	SBA	Construction	Consumer	Mortgage	Unallocated	Total
Beginning balance	$8,582	$2,433	$1,711	$8,668	$4,294	$776	$26,464
Charge-offs	(4)	(265)	—	(1,163)	(44)	—	(1,476)
Recoveries	722	—	534	358	1	—	1,615
Net recoveries / (charge offs)	718	(265)	534	(805)	(43)	—	139
(Decrease) increase in FDIC indemnification asset	(53)	—	(348)	—	24	—	(377)
Provision for loan losses(1)	(357)	(106)	(40)	603	292	108	500
Ending balance	$8,890	$2,062	$1,857	$8,466	$4,567	$884	$26,726
(1)Net of benefit attributable to FDIC indemnification asset.
The following tables present, by loan portfolio type, the balance in the ALL disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans:

	March 31, 2017
	Commercial Loans
(in thousands)	Commercial	SBA	Construction	Consumer	Mortgage	Unallocated	Total
Individually evaluated	$1,056	$239	$—	$467	$865	$—	$2,627
Collectively evaluated	8,156	1,889	2,297	9,461	4,931	811	27,545
Acquired with deteriorated credit quality	237	—	25	7	14	—	283
Total ALL	$9,449	$2,128	$2,322	$9,935	$5,810	$811	$30,455

Individually evaluated	$20,002	$8,425	$6,193	$2,636	$16,294	$—	$53,550
Collectively evaluated	757,388	140,794	240,777	1,594,176	532,783	—	3,265,918
Acquired with deteriorated credit quality	25,515	508	2,495	133	6,807	—	35,458
Total loans	$802,905	$149,727	$249,465	$1,596,945	$555,884	$—	$3,354,926

	December 31, 2016
	Commercial Loans
(in thousands)	Commercial	SBA	Construction	Consumer	Mortgage	Unallocated	Total
Individually evaluated	$993	$156	$—	$481	$1,036	$—	$2,666
Collectively evaluated	8,101	1,822	2,151	9,324	4,705	779	26,882
Acquired with deteriorated credit quality	237	—	25	7	14	—	283
Total ALL	$9,331	$1,978	$2,176	$9,812	$5,755	$779	$29,831

Individually evaluated	$20,300	$10,001	$6,394	$2,549	$14,384	$—	$53,628
Collectively evaluated	738,297	139,246	229,907	1,590,110	513,821	—	3,211,381
Acquired with deteriorated credit quality	26,140	532	2,609	209	7,765	—	37,255
Total loans	$784,737	$149,779	$238,910	$1,592,868	$535,970	$—	$3,302,264
The determination of the overall allowance for credit losses has two components, the allowance for originated loans and the allowance for acquired loans.
Total loans includes acquired loans of $258.4 million and $275.5 million at March 31, 2017 and December 31, 2016, respectively, which were recorded at fair value when acquired. The ALL for acquired loans is evaluated at each reporting date subsequent to acquisition. For acquired performing loans, an allowance is determined for each loan pool using a methodology similar to that used for originated loans and then compared to the remaining fair value discount for that pool. For PCI loans, estimated cash flows expected to be collected are re-evaluated at each reporting date for each loan pool. The methodology also considers the remaining fair value discounts recognized upon acquisition associated with acquired performing loans in estimating a general allowance and also includes establishing an ALL for PCI loans that have deteriorated since acquisition.

7. Other Real Estate
The following table segregates the other real estate (“ORE”) by type:

(in thousands)	March 31, 2017	December 31, 2016
Commercial	$3,738	$6,625
Residential	1,443	1,514
Undeveloped property	6,103	6,675
Total ORE, net	$11,284	$14,814
The following table summarizes the changes in ORE:

	For the Three Months Ended March 31,
(in thousands)	2017	2016
Beginning balance	$14,814	$18,677
ORE acquired in acquisition	—	809
Transfers of loans to ORE	994	2,683
Sales	(3,685)	(2,303)
Write-downs	(839)	(384)
Ending balance	$11,284	$19,482
At March 31, 2017 and December 31, 2016, the unpaid principal balance of residential mortgage loans formally in the process of foreclosure proceedings was approximately $479,000 and $2.0 million, respectively.
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
The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumption used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument. Because mortgage loans held-for-sale are generally sold within a few weeks of origination, they are unlikely to demonstrate any of the credit weaknesses discussed above and as a result, the amount of any credit related adjustments to fair value during the three months ended March 31, 2017, and 2016 was insignificant.
Recurring Fair Value Measurements
The following tables present certain information regarding the financial assets measured at fair value on a recurring basis by level within the fair value hierarchy based on the inputs used to estimate the fair value at the measurement date. There were no transfers between Levels 1, 2, and 3 during the three months ended March 31, 2017.

		March 31, 2017
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale	$139,071	$—	$139,071	$—
Mortgage loans held-for-sale	201,661	—	201,661	—
Other assets(1)	8,025	—	—	8,025
Other liabilities(1)	(2,349)	—	—	(2,349)

		December 31, 2016
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale	$144,310	$—	$144,310	$—
Mortgage loans held-for-sale	252,712	—	252,712	—
Other assets(1)	7,111	—	—	7,111
Other liabilities(1)	(1,065)	—	—	(1,065)
(1)Includes mortgage-related IRLCs and derivative financial instruments to hedge interest rate risk. IRLCs are recorded on a gross basis.
The following table presents a reconciliation of all other assets and other liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2017, and 2016. The changes in the fair value of economic hedges were recorded in noninterest income from mortgage banking activities in the Consolidated Statements of Comprehensive Income and are designed to partially offset the change in fair value of the financial instruments referenced in the following table:

	As of or for the Three Months Ended March 31,
	2017		2016
(in thousands)	Other Assets(1)	Other Liabilities(1)	Other Assets(1)	Other Liabilities(1)
Beginning balance	$7,111	$(1,065)	$4,022	$(651)
Total gains / (losses) included in earnings:
Issuances	8,025	(2,349)	7,181	(2,497)
Settlements and closed loans	(7,238)	1,065	(4,000)	651
Expirations	127	—	(22)	—
Ending balance	$8,025	$(2,349)	$7,181	$(2,497)
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

		March 31, 2017
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$20,984	$—	$—	$20,984
ORE, net	6,546	—	—	6,546
Residential mortgage servicing rights	32,209	—	—	32,209
SBA servicing rights	1,232	—	—	1,232

		December 31, 2016
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$22,338	$—	$—	$22,338
ORE, net	9,396	—	—	9,396
Residential mortgage servicing rights	44,600	—	—	44,600
Quantitative Information about Level 3 Fair Value Measurements
The following table shows the valuation technique and range, including weighted average, of the significant unobservable inputs and assumptions used in the fair value measurement of the Company's Level 3 assets and liabilities:

	Fair Value at
($ in thousands)	March 31, 2017	December 31, 2016	Valuation Technique	Unobservable Inputs	Range/Weighted Average at March 31, 2017	Range/Weighted Average at December 31, 2016
Nonrecurring:
Impaired loans	$20,984	$22,338	Appraised value less estimated selling costs	Estimated selling costs	0% - 10% 9.56%	0% - 10% 9.69%
Other real estate	6,546	9,396	Discounted appraisals less estimated selling costs	Estimated selling costs	0% - 10% 9.24%	0% - 10% 9.13%
Residential mortgage servicing rights	32,209	44,600	Discounted cash flows	Discount rate	9.77% - 11.25% 10.04%	9.64% - 11.13% 9.91%
				Modeled prepayment speeds	6.93% - 16.22% 7.33%	7.47% - 18.03% 7.98%
SBA servicing rights	1,232	—	Discounted cash flows	Discount rate	13.12%	N/A
				Modeled prepayment speeds	8.64%	N/A
Recurring:
IRLCs	7,269	3,231	Pricing model	Modeled pull-through ratio	82.50%	82.50%
Forward commitments	(1,593)	2,815	Investor pricing	Pricing spreads	90.00% - 105.69% 102.78%	90.00% - 106.14% 101.94%

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
No less frequently than quarterly, management reviews the status of mortgage loans held-for-sale for which the fair value option has been elected and pools of servicing assets to determine if there is any impairment to those assets due to such factors as earlier than estimated repayments or significant prepayments. Any impairment identified in these assets results in reductions in their carrying values through a valuation allowance and a corresponding increase in operating expenses.
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
Fair Value Option
The Company records mortgage loans held-for-sale at fair value. The Company chose to fair value these mortgage loans held-for-sale to align results with the underlying economic changes in value of the loans and related hedge instruments. Interest income on residential mortgage loans held-for-sale is recorded on an accrual basis in the Consolidated Statements of Comprehensive Income under the heading “Interest Income: Loans, including fees.”
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
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held-for-sale for which the fair value option (“FVO”) has been elected as of March 31, 2017 and December 31, 2016. There were no loans held-for-sale that were 90 days or more past due or in nonaccrual status at March 31, 2017 or December 31, 2016.

(in thousands)	Aggregate Fair Value March 31, 2017	Aggregate Unpaid Principal Balance at March 31, 2017	Aggregate Fair Value Over Unpaid Principal
Residential mortgage loans held-for-sale	$201,661	$195,768	$5,893

(in thousands)	Aggregate Fair Value December 31, 2016	Aggregate Unpaid Principal Balance at December 31, 2016	Aggregate Fair Value Over Unpaid Principal
Residential mortgage loans held-for-sale	$252,712	$250,096	$2,616
Net gains resulting from the change in fair value of these loans were $3.3 million and $1.5 million for the three months ended March 31, 2017, and 2016, respectively.
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

The following tables include the carrying amount and estimated fair value, as well as the level within the fair value hierarchy, of the Company's financial instruments. The fair value estimates presented are based upon relevant information available to management as of March 31, 2017 and December 31, 2016:

		Fair Value Measurements at March 31, 2017
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial instruments (assets):
Cash and cash equivalents	$350,502	$350,502	$—	$—	$350,502
Investment securities available-for-sale	139,071	—	139,071	—	139,071
Investment securities held-to-maturity	15,977	—	11,891	4,073	15,964
Total loans, net (1)	3,685,588	—	201,661	3,206,800	3,408,461
Financial instruments (liabilities):
Noninterest-bearing demand deposits	1,005,372	—	—	1,005,372	1,005,372
Interest-bearing deposits	2,749,736	—	—	2,750,821	2,750,821
Short-term borrowings	239,466	—	239,466		239,466
Subordinated debt	120,488	—	114,359	—	114,359

		Fair Value Measurements at December 31, 2016
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial instruments (assets):
Cash and cash equivalents	$149,711	$149,711	$—	$—	$149,711
Investment securities available-for-sale	144,310	—	144,310	—	144,310
Investment securities held-to-maturity	16,583	—	12,438	4,096	16,534
Total loans, net (1)	3,737,761	—	252,712	3,236,345	3,489,057
Financial instruments (liabilities):
Noninterest-bearing demand deposits	964,900	—	—	964,900	964,900
Interest-bearing deposits	2,665,694	—	—	2,664,872	2,664,872
Short-term borrowings	243,351	—	243,351	—	243,351
Subordinated debt	120,454	—	114,537	—	114,537
(1)Includes $201,661 and $252,712 in residential mortgage loans held-for-sale at March 31, 2017 and December 31, 2016, respectively, for which the Company has elected FVO.
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
For off-balance sheet instruments, fair values are based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing for loan commitments and letters of credit. Fees related to these instruments were immaterial at March 31, 2017 and December 31, 2016, and the carrying amounts represent a reasonable approximation of their fair values. Loan commitments, letters and lines of credit, and similar obligations typically have variable interest rates and clauses that deny funding if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the foregoing schedule.
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
The following table presents the net position of securities sold under repurchase agreements:

(in thousands)	March 31, 2017	December 31, 2016
Securities sold under repurchase agreements (1)	$14,466	$18,351
Fair value of securities pledged	17,470	19,183
Net position of overnight repurchase agreements	$3,004	$832
(1)Included as part of Short-term borrowings on the Consolidated Balance Sheets
The following table summarizes the collateral type pledged for the securities sold under repurchase agreements presented above:

(in thousands)	March 31, 2017	December 31, 2016
Municipal securities	$4,390	$5,568
Residential mortgage-backed securities	13,080	13,615
Total fair value of securities pledged	$17,470	$19,183
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
9. Derivative Financial Instruments
(Losses)/gains of $(369,000) and $1.3 million were recorded for the three months ended March 31, 2017, and 2016, respectively, for all mortgage-related derivatives, and are included in the Consolidated Statements of Comprehensive Income as part of noninterest income from mortgage banking activities.
The Company’s derivative positions were as follows:

	Contract or Notional Amount as of
(in thousands)	March 31, 2017	December 31, 2016
Forward rate commitments	$492,223	$429,283
Interest rate lock commitments	309,160	174,835
Total derivatives contracts	$801,383	$604,118
The Company's derivative contracts are not subject to master netting arrangements.

10. Earnings Per Common Share
Earnings per common share (“EPS”) were calculated as follows:

	Three Months Ended March 31,
($ in thousands, except per share data)	2017	2016
Net income	$10,527	$4,541

Weighted average common shares outstanding - basic (1)	26,335	24,273
Effect of dilutive stock options and warrants (2)	142	568
Weighted average common shares outstanding – diluted	26,477	24,841

EPS:
Basic	$0.40	$0.19
Diluted	$0.40	$0.18
(1)Includes participating securities related to unvested restricted stock awards, net of forfeitures during the period
(2)Effect of dilutive stock options and warrants includes the dilutive effect of additional potential common shares issuable under contracts outstanding during each respective period
As of March 31, 2017, there were no common stock options excluded as potentially dilutive. As of March 31, 2016, there were 378,000 common stock options which were not included in the potentially dilutive stock options and warrants, respectively. These shares were not included in the computation of diluted EPS because they were anti-dilutive in the period (i.e., the options' exercise price was greater than the average market price of the common shares.)
11. Certain Transfers of Financial Assets
Servicing rights
The Company sells certain residential mortgage loans, SBA loans and indirect automobile loans to third parties. All such transfers are accounted for as sales and the continuing involvement in the loans sold is limited to certain servicing responsibilities. Loan servicing rights are initially recorded at fair value and subsequently recorded at the lower of cost or fair value and are amortized over the remaining service life of the loans, with consideration given to prepayment assumptions. The carrying value of the loan servicing assets is shown in the table below:

(in thousands)	March 31, 2017	December 31, 2016
Servicing rights
Residential mortgage	$91,387	$86,131
SBA	5,662	5,707
Indirect automobile	7,990	7,457
Total servicing rights	$105,039	$99,295
Residential Mortgage Loans
The Company typically sells certain first-lien residential mortgage loans to third party investors, primarily Fannie Mae, Ginnie Mae, and Freddie Mac. The Company retains the related mortgage servicing rights (“MSRs”) and receives servicing fees on certain of these loans. During the three months ended March 31, 2017, and 2016, the Company sold $496.9 million and $473.5 million in residential mortgage loans, respectively, with servicing retained.
The net gain on loan sales, MSR amortization and recoveries/impairment, and ongoing servicing fees on the portfolio of loans serviced for others are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from mortgage banking activities. During the three months ended March 31, 2017, and 2016, the Company recorded gains on sales of residential mortgage loans of $18.7 million and $15.2 million, respectively. During the three months ended March 31, 2017, and 2016, the Company recorded servicing fee income of $5.3 million and $4.5 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s MSRs and impairment:

	For the Three Months Ended March 31,
(in thousands)	2017	2016
Residential mortgage servicing rights
Beginning carrying value, net	$86,131	$72,766
Additions	6,425	5,094
Amortization	(3,158)	(3,272)
Recoveries/(impairment), net (1)	1,989	(4,661)
Ending carrying value, net	$91,387	$69,927
(1)Principally reflects changes in market interest rates and prepayment speeds, both of which affect future cash flow projections

	For the Three Months Ended March 31,
(in thousands)	2017	2016
Residential mortgage servicing impairment
Beginning balance	$9,152	$9,523
Additions	57	5,822
Recoveries	(2,046)	(1,161)
Ending balance	$7,163	$14,184
The fair value of MSRs, key metrics, and the sensitivity of the fair value to adverse changes in model inputs and/or assumptions are summarized below:

($ in thousands)	March 31, 2017	December 31, 2016
Residential Mortgage Servicing Rights
Fair Value	$96,737	$88,502
Composition of residential loans serviced for others:
Fixed-rate	99.51%	99.47%
Adjustable-rate	0.49%	0.53%
Total	100.00%	100.00%
Weighted average remaining term (years)	25.7	25.7
Modeled prepayment speed	7.33%	7.98%
Decline in fair value due to a 10% adverse change	$(2,994)	$(2,918)
Decline in fair value due to a 20% adverse change	(5,817)	(5,643)
Weighted average discount rate	10.04%	9.91%
Decline in fair value due to a 10% adverse change	$(4,123)	$(3,619)
Decline in fair value due to a 20% adverse change	(7,915)	(6,889)
As demonstrated in the table above, the Company's methodology is highly sensitive to changes in model inputs and/or assumptions. The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As indicated, changes in fair value based on adverse changes in model inputs and/or assumptions generally cannot be extrapolated because the relationship of the change in input or assumption to the change in fair value may not be linear. In addition, the effect of an adverse variation in a particular input or assumption on the fair value of the MSRs is calculated without changing any other input or assumptions. In reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which may magnify or counteract the effect of the change.

Information about the asset quality of residential mortgage loans serviced by the Company is shown in the table below:

Residential mortgage loans serviced	March 31, 2017			Net Charge-offs for the Three Months Ended March 31, 2017
	Unpaid Principal Balance	Delinquent (days)
(in thousands)		30 to 89	90+
Serviced for others	$8,067,738	$32,218	$10,216	$—
Held-for-sale	195,768	—	—	—
Held-for-investment	417,993	4,448	10,536	47
Total residential mortgage loans serviced	$8,681,499	$36,666	$20,752	$47
Loans serviced for others are not included in the Consolidated Balance Sheets as they are not assets of the Company.
Mortgage Recourse Liability
During the last five years ended March 31, 2017, the Company has sold almost 50,000 loans with a principal balance of approximately $12.0 billion. Purchasers generally have recourse to return a sold loan to the Company under limited circumstances. As seller, the Company has made various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance with origination criteria established by the purchasers. In the event of a breach of these representations and warranties, the Company is obligated to repurchase loans with identified defects and/or to indemnify the purchasers. Some of these conditions include underwriting errors or omissions, fraud or material misstatements, and invalid collateral values. The contractual obligation arises only when the breach of representations and warranties is discovered and repurchase/indemnification is demanded. Generally, the maximum amount the Company would be required to pay would be equal to the unpaid principal balance of such loans that are deemed to have defects that were sold to purchasers, plus accrued interest, return of the premium received at the time of the loan sale, and reimbursement of certain expenses. To date, the claims to the Company from the purchasers to be paid upon repurchase or paid because of indemnification have been insignificant. In addition, the Company’s loan sale contracts define a condition in which the borrower defaults during a short period of time as an early payment default (“EPD”). In the event of an EPD, the Company may be required to return the premium paid for the loan, pay certain administrative fees, and may be required to repurchase the loan or indemnify the purchaser unless an EPD waiver is obtained. The Company also makes a number of representations and warranties that it will service the originated loans in accordance with investor servicing guidelines and standards.
Management recognizes the potential risk from costs related to breaches of representations and warranties made in connection with residential loan sales and subsequent required repurchases, indemnifications, and EPD claims. As a result, the Company has established a liability to cover potential costs related to these events based on historical experience, adjusted for any risk factors not captured in the historical losses, current business volume, and known claims outstanding. The recourse liability totaled $1.4 million at March 31, 2017, and December 31, 2016, respectively, and management believes this amount is adequate for potential exposure related to loan sale indemnification, repurchase loans, and EPD claims. There is a significant degree of judgment involved in estimating the recourse liability as the estimation process is inherently uncertain and subject to imprecision. Management will continue to monitor the adequacy of the reserve level and may decide that further additions to the reserve are appropriate in the future. However, there can be no assurance that the current balance of this reserve will prove sufficient to cover actual future losses.
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
SBA Loans
The Company has executed certain transfers of SBA loans with third parties. These loans, which are typically partially guaranteed by the SBA or otherwise credit enhanced, are generally secured by business property such as real estate, inventory, equipment, and accounts receivable. During the three months ended March 31, 2017, and 2016, the Company sold $14.0 million and $11.5 million in SBA loans, respectively, with servicing retained.
The Company retains the loan servicing rights and receives ongoing servicing fees on the portfolio of loans serviced for others. The net gain on SBA loan sales, amortization and recoveries/impairment of servicing rights, and ongoing servicing fees are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from SBA lending activities. During the three months ended March 31, 2017, and 2016, the Company recorded gains on sales of SBA loans of $1.4 million and $856,000, respectively. During the three months ended March 31, 2017, and 2016, the Company recorded servicing fee income of $621,000 and $580,000, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s SBA loan servicing rights and impairment:

	For the Three Months Ended March 31,
(in thousands)	2017	2016
SBA loan servicing rights
Beginning carrying value, net	$5,707	$5,358
Additions	391	293
Amortization	(416)	(315)
(Impairment) / recoveries, net (1)	(20)	113
Ending carrying value, net	$5,662	$5,449
(1)Principally reflects changes in market interest rates and prepayment speeds, both of which affect future cash flow projections

	For the Three Months Ended March 31,
(in thousands)	2017	2016
SBA servicing rights impairment
Beginning balance	$—	$243
Additions	20	—
Recoveries	—	(113)
Ending balance	$20	$130
The fair value of the SBA loan servicing rights, key metrics, and the sensitivity of the fair value to adverse changes in the model inputs and/or assumptions are summarized below:

($ in thousands)	March 31, 2017	December 31, 2016
SBA loan servicing rights
Fair Value	$6,548	$6,424
Composition of loans serviced for others:
Fixed-rate	—%	0.19%
Adjustable-rate	100.00%	99.81%
Total	100.00%	100.00%
Weighted average remaining term (years)	19.4	19.6
Modeled prepayment speed	8.64%	8.62%
Decline in fair value due to a 10% adverse change	$(161)	$(161)
Decline in fair value due to a 20% adverse change	(315)	(314)
Weighted average discount rate	13.12%	13.13%
Decline in fair value due to a 10% adverse change	$(234)	$(226)
Decline in fair value due to a 20% adverse change	(451)	(443)
As demonstrated in the table above, the Company's methodology is highly sensitive to changes in model inputs and/or assumptions. The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As indicated, changes in fair value based on adverse changes in model inputs and/or assumptions generally cannot be extrapolated because the relationship of the change in input or assumption to the change in fair value may not be linear. In addition, the effect of an adverse variation in a particular input or assumption on the value of the SBA loan servicing rights is calculated without changing any other input or assumption. In reality, changes in one factor may magnify or counteract the effect of the change.

Information about the asset quality of SBA loans serviced by the Company is shown in the table below:

	March 31, 2017			Net Charge-offs for the Three Months Ended March 31, 2017
SBA loans serviced	Unpaid Principal Balance
		Delinquent (days)
(in thousands)		30 to 89	90+
Serviced for others	$287,923	$2,062	$2,928	$—
Held-for-sale	9,456	—	—	—
Held-for-investment	158,166	3,693	2,928	41
Total SBA loans serviced	$455,545	$5,755	$5,856	$41
Loans serviced for others are not included in the Consolidated Balance Sheets as they are not assets of the Company.
Indirect Automobile Loans
The Company purchases, on a nonrecourse basis, consumer installment contracts secured by new and used vehicles purchased by consumers from franchised motor vehicle dealers and select independent dealers. A portion of the indirect automobile loans is sold with servicing retained and the Company receives ongoing servicing fees on the portfolio of loans serviced for others. During the three months ended March 31, 2017, and 2016, the Company sold $192.4 million and $171.8 million in indirect automobile loans, respectively with servicing retained.
The gain on loan sales, amortization of servicing rights, and ongoing servicing fees are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from indirect lending activities. During the three months ended March 31, 2017, and 2016, the Company recorded gains on sales of indirect automobile loans of $3.2 million and $2.8 million, respectively. During the three months ended March 31, 2017, and 2016, the Company recorded servicing fee income of $2.1 million and $2.0 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.
The table below is an analysis of the activity in the Company’s indirect automobile loan servicing rights:

	For the Three Months Ended March 31,
(in thousands)	2017	2016
Indirect automobile loan servicing rights
Beginning carrying value	$7,457	$6,820
Additions	1,403	1,297
Amortization	(870)	(613)
Ending carrying value	$7,990	$7,504
The Company has not recorded impairment on its indirect automobile loan servicing rights.
The fair value of the indirect automobile loan servicing rights, key metrics, and the sensitivity of the fair value to adverse changes in model inputs and/or assumptions are summarized below:

($ in thousands)	March 31, 2017	December 31, 2016
Indirect automobile loan servicing rights
Fair value	$7,994	$7,579
Composition of loans serviced for others:
Fixed-rate	100%	100%
Adjustable-rate	—%	—%
Total	100%	100%
Weighted average remaining term (years)	4.8	4.8
Modeled prepayment speed	18.95%	18.95%
Decline in fair value due to a 10% adverse change	$(199)	$(190)
Decline in fair value due to a 20% adverse change	(390)	(371)
Weighted average discount rate	7.02%	6.94%
Decline in fair value due to a 10% adverse change	$(75)	$(71)
Decline in fair value due to a 20% adverse change	(150)	(141)

As demonstrated in the table above, the Company's methodology is highly sensitive to changes in model inputs and/or assumptions. The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As indicated, changes in fair value based on adverse changes in model inputs and/or assumptions generally cannot be extrapolated because the relationship of the change in input or assumption to the change in fair value may not be linear. In addition, the effect of an adverse variation in a particular input or assumption on the fair value of the indirect automobile loan servicing rights is calculated without changing any other input or assumption. In reality, changes in one factor may magnify or counteract the effect of the change.
Information about the asset quality of the indirect automobile loans serviced by the Company is shown in the table below:

	March 31, 2017			Net Charge-offs for the Three Months Ended March 31, 2017
Indirect automobile loans serviced	Unpaid Principal Balance
		Delinquent (days)
(in thousands)		30 to 89	90+
Serviced for others	$1,197,160	$2,528	$1,968	$839
Held-for-sale	150,000	—	—	—
Held-for-investment	1,565,298	3,505	2,345	1,502
Total indirect automobile loans serviced	$2,912,458	$6,033	$4,313	$2,341
Loans serviced for others are not included in the Consolidated Balance Sheets as they are not assets of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis reviews important factors affecting our financial condition at March 31, 2017 compared to December 31, 2016, and compares the results of operations for the three months ended March 31, 2017, and 2016. These comments should be read in conjunction with our consolidated financial statements and accompanying notes appearing in this Quarterly Report on Form 10-Q and the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2016. All percentage and dollar variances noted in the following analysis are calculated from the balances presented in the accompanying consolidated financial statements.
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
This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included herein and are not intended to represent a complete list of all risks and uncertainties in our business. Investors are encouraged to read the related section in our 2016 Annual Report on Form 10-K, including the “Risk Factors” set forth therein. Additional information and other factors that could affect future financial results may be included, from time to time, in our filings with the Securities and Exchange Commission (“SEC”).

Selected Financial Data
The following table contains selected consolidated financial data and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and unaudited consolidated financial statements and accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q:

	As of or for the Three Months Ended
($ in thousands, except per share data)	March 31, 2017	December 31, 2016	March 31, 2016
INCOME STATEMENT DATA:
Interest income	$37,642	$38,287	$34,292
Interest expense	5,408	5,352	4,998
Net interest income	32,234	32,935	29,294
Provision for loan losses	2,100	2,485	500
Noninterest income	37,370	47,143	24,886
Noninterest expense	50,572	54,170	46,558
Net income	10,527	15,065	4,541
PERFORMANCE:
Earnings per common share - basic	$0.40	$0.57	$0.19
Earnings per common share - diluted	0.40	0.57	0.18
Book value per common share	14.09	13.78	12.96
Tangible book value per common share	13.58	13.26	12.40
Cash dividends paid per common share	0.12	0.12	0.12
Return on average assets	0.97%	1.37%	0.46%
Return on average shareholders' equity	11.78%	16.90%	5.90%
Net interest margin	3.21%	3.25%	3.24%
END OF PERIOD BALANCE SHEET SUMMARY:
Total assets	$4,531,057	$4,389,685	$4,101,499
Earning assets	4,192,919	4,059,414	3,779,885
Loans, excluding loans held-for-sale	3,354,926	3,302,264	3,092,632
Total deposits	3,755,108	3,630,594	3,421,448
Shareholders' equity	371,302	362,647	329,778
Assets serviced for others	9,553,855	9,207,070	8,336,541
DAILY AVERAGE BALANCE SHEET SUMMARY:
Total assets	$4,409,492	$4,368,579	$3,942,683
Earning assets	4,082,544	4,051,164	3,651,635
Loans, excluding loans held-for-sale	3,320,992	3,323,513	3,023,312
Total loans	3,718,260	3,774,939	3,370,645
Total deposits	3,644,047	3,561,713	3,212,691
Shareholders' equity	362,321	354,542	308,952
Assets serviced for others	9,382,261	9,043,167	8,162,343
ASSET QUALITY RATIOS:
Net charge-offs, annualized to average loans	0.16%	0.29%	(0.20)%
Allowance to period-end loans	0.91%	0.90%	0.86%
Nonperforming assets to total loans, ORE and repossessions	1.60%	1.55%	1.54%
Allowance to nonperforming loans, ORE and repossessions	0.51x	0.51x	0.49x
SELECTED RATIOS:
Loans to total deposits	89.34%	90.96%	90.39%
Average total loans to average earning assets	91.08%	93.18%	92.31%
Noninterest income to revenue	49.82%	55.18%	42.05%
Leverage ratio	8.48%	8.58%	8.88%
Common equity tier 1 capital	8.37%	8.35%	8.25%
Tier 1 risk-based capital	9.51%	9.46%	9.47%
Total risk-based capital	12.20%	12.11%	12.21%
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
Our franchise primarily spans the metropolitan Atlanta, Georgia and Jacksonville, Orlando, and Sarasota-Bradenton, Florida markets. We also conduct indirect automobile lending, residential mortgage lending, and SBA lending activities in the South and parts of the Midwest.
During 2017, we expect to continue to leverage our acquisitions to expand our footprint and customer base to focus on growth and profitability in growth markets. Organic growth remains our focus, while we emphasize systems and efficiencies to provide support for our continued growth. We are also continuing to focus on asset quality, revenue growth, deposit growth, and quality loan growth at a well-maintained capital level. We believe the commencement of mortgage retail lending activities in Tennessee, as well as, expanding our mortgage retail lending in Florida through the addition of new lenders, will provide growth in that area. Our investment in the Wealth Management business is expected to contribute to earnings by the end of the year.
On March 1, 2016, we completed our acquisition of American Enterprise Bankshares, Inc. (“AEB”), the holding company for American Enterprise Bank of Florida, headquartered in Jacksonville, Florida. Under the terms of the acquisition agreement, AEB merged with and into the Company and American Enterprise Bank of Florida merged with and into Fidelity Bank. With this acquisition, we added approximately $208.8 million in assets, $147.3 million in loans, and $181.8 million in deposits and expanded and strengthened our retail branch footprint by adding two branches in the Jacksonville, Florida area.
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
We derive about half of our revenues from noninterest income sources such as service charges on loan and deposit accounts, fees on other products and services and income from mortgage banking, indirect automobile, and SBA activities. The majority of the noninterest income earned from these sources is generated from gains on sales of loans including recognition of loan servicing on the majority of loans sold. The retained servicing obligation generates servicing revenue over the life of the loans sold. The revenue generated from gains on sales of loans and related servicing is partially offset by amortization and possible impairment of the related servicing rights. Servicing rights are amortized in proportion to the estimated future servicing income on the underlying loans sold. Impairment on servicing rights is recorded based on changes in the estimated and actual prepayment speeds and default rates and losses on the underlying loans sold. During the first quarter of 2017, impairment recovery on mortgage servicing rights was recorded as part of noninterest income from mortgage banking activities. The impairment recovery occurred as estimated future prepayment speeds stabilized during the quarter, and subsequently, the estimated remaining life of the servicing income on the underlying loans serviced for others extended slightly.
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
Financial Performance
We recorded net income for the three months ended March 31, 2017 of $10.5 million compared to $4.5 million for the same period in 2016, an increase of $6.0 million, or 131.8%.
Basic and diluted earnings per common share for the three months ended March 31, 2017 were each $0.40, compared to $0.19 and $0.18, respectively, for the same period last year.
The primary driver of the increase in net income was an increase of $12.5 million, or 50.2%, in noninterest income, stemming from an additional $11.1 million of income from mortgage banking activities, due to MSR impairment in the previous period. In addition, the year over year increase in average earning assets of $430.9 million, or 11.8%, contributed an additional $2.9 million, in net interest income. These increases in net income were partially offset by an increase in the provision for loan losses of $1.6 million and an increase in noninterest expense of $4.0 million, due to increased salaries and employee benefits and commissions.
On a linked-quarter basis, net income decreased by $4.5 million, or 30.1%, as total revenue decreased by $10.4 million, or 12.2%, led by a $11.6 million, or 30.9%, decrease in noninterest income from mortgage banking activities, from less MSR impairment recovery and lower mortgage production, than the previous quarter. This decrease was partially offset primarily by a decrease of $3.6 million, or 6.6%, in noninterest expense. Decreases in net income, on a linked quarter basis, are expected due to seasonality of home mortgage production and automobile purchases, as well as higher payroll related taxes.
Results of Operations
Net Income
Net income for the quarter was $10.5 million, an increase of $6.0 million, or 131.8%, compared to the first quarter of 2016. The primary driver of the increase in net income was an increase of $12.5 million, or 50.2%, in noninterest income, stemming from an additional $11.1 million of income from mortgage banking activities, due to MSR impairment in the previous period. The increase in market interest rates resulted in a net recovery of MSR impairment of $2.0 million during the first quarter of 2017, as compared to net MSR impairment of $4.7 million for the same period in 2016. In addition, the year over year increase in average earning assets of $430.9 million, or 11.8%, contributed an additional $2.9 million, in net interest income. These increases in net income were partially offset by an increase in the provision for loan losses of $1.6 million and an increase in noninterest expense of $4.0 million, due to increased salaries and employee benefits and commissions.
On a linked-quarter basis, net income decreased by $4.5 million, or 30.1%, as total revenue decreased by $10.4 million, or 12.2%, led by a $11.6 million, or 30.9%, decrease in noninterest income from mortgage banking activities, from less MSR impairment recovery and lower mortgage production, than the previous quarter. This decrease was partially offset primarily by a decrease of $3.6 million, or 6.6%, in noninterest expense. A decrease in net income, on a linked-quarter basis, was expected due to seasonality of home mortgage production and automobile purchases, as well as higher payroll related taxes.
Interest Income
Interest income (taxable equivalent) was $37.8 million for the quarter ended March 31, 2017, an increase of $3.4 million, or 9.8%, compared to the same period in 2016. Year over year, average loans for the quarter increased by $347.6 million, or 10.3%, compared to the same period a year ago, with an increase in the yield on loans of 1 basis point to 3.94%, which was the primary reason for the increase in interest income.
On a linked-quarter basis, interest income (taxable equivalent) decreased by $649,000, or 1.7%, primarily due to the decrease in average loans during the quarter of $56.7 million, or 1.5%, mainly in the indirect automobile and residential mortgage loan portfolios. The decrease in interest income was driven by a mix of interest earning assets with an increase in cash held at March 31, 2017 resulting from the deposit campaigns as well as loan sales closed late in the first quarter of 2017.
Interest Expense
Interest expense was $5.4 million for the quarter, an increase of $410,000, or 8.2%, as compared to the same period in 2016, as a combination of organic growth and deposits added through the March 2016 AEB acquisition resulted in a year over year increase of $257.2 million in average interest-bearing deposits. The increase in interest expense due to larger average deposit balances was partially offset by a decrease in the rate paid on interest-bearing accounts, primarily time deposits, of 7 basis points as compared to the same quarter a year ago.
On a linked-quarter basis, interest expense was relatively flat, increasing by $56,000, or 1.0%, due to an increase in average interest-bearing deposits of $100.1 million, or 3.7%.
Net Interest Margin
The net interest margin was 3.21% for the quarter, a decrease of 3 basis points as compared to the same period in 2016. Net interest income (tax equivalent) increased to $32.4 million, or 10.1%, as compared to the same period in 2016.
The decrease in the net interest margin of 3 basis points as compared to the same period in 2016, occurred primarily due to a mix in interest-earning assets with lower yields, with the increase in interest-earning assets of $121.9 million, or 172.7%, as compared to the same period in 2016. The yield on total interest-bearing liabilities remained flat at 0.72%, as compared to the same period in 2016.
On a linked-quarter basis, the net interest margin decreased by 4 basis points, due to a change in mix of interest-earning assets with lower yields, which increased by $96.0 million, or 99.6%. The yield on total interest-bearing liabilities increased slightly by 1 basis point to 0.72%, on a linked-quarter basis. See further discussion in “Interest Income” and “Interest Expense” sections above.

Average Balances, Interest and Yields (Unaudited)

	For the Three Months Ended
	March 31, 2017			March 31, 2016
($ in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans, net of unearned income(1)	$3,718,260	$36,130	3.94%	$3,370,645	$32,976	3.93%
Investment securities(1)	171,853	1,279	3.02%	210,428	1,337	2.56%
Other earning assets	192,431	351	0.74%	70,562	67	0.38%
Total interest-earning assets	4,082,544	37,760	3.75%	3,651,635	34,380	3.79%
Noninterest-earning assets:
Cash and due from banks	38,578			28,530
Allowance for loan losses	(29,788)			(27,052)
Premises and equipment, net	87,792			82,559
Other real estate	14,147			19,894
Other assets	216,219			187,117
Total assets	$4,409,492			$3,942,683

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand and money market	$1,244,955	$944	0.31%	$1,051,221	$694	0.27%
Savings deposits	387,007	344	0.36%	358,481	304	0.34%
Time deposits	1,050,897	2,161	0.83%	1,015,996	2,267	0.90%
Total interest-bearing deposits	2,682,859	3,449	0.52%	2,425,698	3,265	0.54%
Short-term borrowings	245,262	392	0.65%	251,359	294	0.47%
Subordinated debt	120,472	1,567	5.28%	120,337	1,439	4.81%
Total interest-bearing liabilities	3,048,593	5,408	0.72%	2,797,394	4,998	0.72%
Noninterest-bearing liabilities and shareholders' equity:
Demand deposits	961,188			786,993
Other liabilities	37,390			49,344
Shareholders' equity	362,321			308,952
Total liabilities and shareholders’ equity	$4,409,492			$3,942,683
Net interest income/spread		$32,352	3.03%		$29,382	3.07%
Net interest margin			3.21%			3.24%

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
The provision for loan losses was $2.1 million for the three months ended March 31, 2017, an increase of $1.6 million compared to $500,000 for the same period in 2016. The primary reason for the increase in the provision was the increase in net charge-offs for the quarter, primarily in the indirect auto loan portfolio, as compared to the same period in 2016.
On a linked-quarter basis, the provision for loan losses decreased by $385,000, as net charge-offs decreased compared to the previous quarter, mainly in the level of net-charge-offs/recoveries of commercial and HELOC loans, which had net recoveries in the first quarter of 2017 compared to charge-offs in the fourth quarter of 2016. Commercial loans had net recoveries due to a large settlement with one customer.
The following schedule summarizes the changes in the allowance for loan losses for the periods indicated:

	As of or for the Three Months Ended March 31,		Year Ended December 31,
($ in thousands)	2017	2016	2016
Balance at beginning of period	$29,831	$26,465	$26,464
Net (charge-offs)/recoveries:
Commercial	28	718	(1,426)
SBA	(41)	(265)	(305)
Construction	207	534	2,157
Consumer	(1,544)	(805)	(3,747)
Mortgage	(16)	(43)	(846)
Total net (charge-offs)/recoveries	(1,366)	139	(4,167)
Decrease in FDIC indemnification asset	(110)	(377)	(697)
Provision for loan losses(1)	2,100	499	8,231
Balance at end of period	$30,455	$26,726	$29,831

Annualized ratio of net charge-offs to average loans outstanding, net	0.17%	(0.20)%	0.13%
Allowance for loan losses as a percentage of loans	0.91%	0.86%	0.90%
Allowance for loan losses as a percentage of loans, excluding acquired loans (2)	0.98%	0.96%	0.99%
(1)Net of benefit attributable to FDIC indemnification asset
(2)Excludes the recorded investment of acquired loans, due to valuation calculated at acquisition
Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio at March 31, 2017. The allowance for loan losses as a percentage of loans outstanding at the end of the current quarter and the end of the first quarter of 2016 was 0.91% and 0.86%, respectively. The allowance for loan losses as a percentage of loans outstanding, excluding acquired loans, at the end of the first quarter of 2017 and the first quarter of 2016 was 0.98% and 0.96%, respectively.

Noninterest Income
The categories of noninterest income, and the dollar and percentage change between periods, are as follows:

	Three Months Ended March 31,
($ in thousands)	2017	2016	$ Change	% Change
Service charges on deposit accounts	$1,455	$1,370	$85	6.2%
Other fees and charges	1,871	1,666	205	12.3
Mortgage banking activities	25,869	14,735	11,134	75.6
Indirect lending activities	4,426	4,264	162	3.8
SBA lending activities	1,818	1,234	584	47.3
Bank owned life insurance	439	454	(15)	(3.3)
Securities gains	—	82	(82)	(100.0)
Other	1,492	1,081	411	38.0
Total noninterest income	$37,370	$24,886	$12,484	50.2
Noninterest income was $37.4 million for the three months ended March 31, 2017, an increase of $12.5 million, or 50.2%, as compared to the same period in 2016. The increase is primarily due to a net increase in noninterest income from mortgage banking activities of $11.1 million, or 75.6%, as compared to the same period in 2016 as well as an increase in SBA lending activities of $584,000, or 47.3%, and an increase in other noninterest income of $411,000, or 38.0%.
Mortgage production income, a component of noninterest income from mortgage banking activities, was $21.7 million in the first quarter of 2017, a $3.5 million, or 19.4%, increase over the same period in 2016, due to increased loan originations on new retail loans and sales.
Mortgage servicing revenue, also a component of noninterest income from mortgage banking activities, increased by $849,000, or 18.9%, for the quarter, as compared to the same period in 2016, due to continued loan originations and sales, as the portfolio of mortgage loans serviced for others increased from $6.9 billion to $8.1 billion, or 17.0%, year over year. The increase in market interest rates resulted in a net recovery of MSR impairment of $2.0 million during the first quarter of 2017, as compared to net MSR impairment of $4.7 million for the same period in 2016, driving $6.7 million of the increase of $11.1 million in noninterest income from mortgage banking activities.
Noninterest income from SBA lending activities for the quarter increased by $584,000, or 47.3%, primarily due to an increase in gains on sales of SBA loans of $659,000, as compared to the same period in 2016.
On a linked quarter basis, noninterest income decreased by $9.8 million, or 20.7%, largely due to a net decrease in income from mortgage banking activities of $11.6 million, or 30.9%. The decrease was largely driven by an $11.2 million swing in MSR impairment recovery as a larger net recovery of MSR impairment was recorded during the previous quarter due to an increase in interest rates, partially offset by higher noninterest income in the first quarter from indirect and SBA lending activities.
Noninterest Expense
The categories of noninterest expense, and the dollar and percentage change between periods, are as follows:

	Three Months Ended March 31,
($ in thousands)	2017	2016	$ Change	% Change
Salaries and employee benefits	$25,438	$23,055	$2,383	10.3%
Commissions	7,498	6,598	900	13.6
Occupancy, net	4,163	4,384	(221)	(5.0)
Professional and other services	4,067	4,032	35	0.9
Other	9,406	8,489	917	10.8
Total noninterest expense	$50,572	$46,558	$4,014	8.6
Noninterest expense was $50.6 million for the three months ended March 31, 2017, an increase of $4.0 million, or 8.6% as compared to the same period in 2016, mostly due to increased expenses associated with organic growth as well as the AEB acquisition.
Salaries and benefits increased by $2.4 million, or 10.3%, for the quarter, as compared to the same period in 2016. The approximate growth in the number of full-time equivalent employees of 51, or 4.0%, at March 31, 2017, as compared to March 31, 2016, drove the majority of the increase in salaries. Also included in the increases is $683,000 of employer taxes and employee benefits, primarily resulting from the increase in both number of employees and the increases cost of employer-paid benefits, primarily medical premiums.
Commissions increased by $900,000, or 13.6%, for the quarter as compared to the same period in 2016, due to an increased tiered commission rates program, an increase in retail mortgage production, and an increase in guaranteed commissions paid to new mortgage loan originators. New hires were added in new markets to expand the Bank's mortgage footprint.
The decrease in occupancy expense of $221,000, or 5.0%, for the quarter as compared to the same period in 2016, was primarily due to decreases in software costs and lower repairs and maintenance costs as the conversion and integration activities occurring during the first quarter of 2016 were completed during 2016.
Other noninterest expense increased by $917,000, or 10.8% for the quarter as compared to the same period in 2016. The majority of this increase occurred primarily due to increases in normal operating costs, and communication costs as the Bank continues to expand its footprint through new offices and branches.
On a linked-quarter basis, total noninterest expense decreased by $3.6 million, or 6.6% for the quarter. Decreases in commissions of $2.0 million, or 21.2%, were due to lower mortgage loan production. Occupancy expense decreased by $733,000, or 15.0%, as lower amounts for hardware and software costs were incurred in the first quarter of 2017 as upgrades to the new accounts platform were implemented in the prior quarter. Other noninterest expense decreased by $1.0 million, or 9.7%, primarily as a result of FDIC indemnification asset adjustments due to improvements in expected cash flows on acquired PCI loans covered under loss-sharing agreements.
Income Tax Expense
Income tax expense was $6.4 million, for the three months ended March 31, 2017, an increase of $3.8 million, or 148.2%, as compared to the same period in 2016. The primary driver of these changes was the level of pre-tax income reported for each period. The effective tax rate for the three months ended March 31, 2017 was 37.8%, as compared to 36.2% for the same period in the prior year. The increase in the effective tax rate in 2017 is primarily driven by an increase in permanent unfavorable book/tax differences as a percentage of pretax book income, mainly related to vesting of restricted stock grants in the first quarter of 2017.
Financial Condition
Total assets grew to $4.5 billion at March 31, 2017, an increase of $141.4 million, or 3.2%, compared to December 31, 2016, primarily driven by an increase in cash and cash equivalents which grew $200.8 million, or 134.1%, as a result of an increase in total deposits of $124.5 million, or 3.4%, due to successful campaigns in 2017. In addition, total assets were impacted by a decrease of $104.2 million, or 22.4%, in loans held-for-sale due to fluctuations in the pipeline. Loans held-for-investment increased by $52.7 million, or 1.6%, due to new loan production.
Loans
Total loans held for investment grew to $3.4 billion at March 31, 2017, represented an increase of $52.7 million, or 1.6%, compared to December 31, 2016, primarily in residential mortgage and commercial portfolios, resulting in increases of $32.4 million, or 8.4%, and $18.2 million, or 2.3%. The Bank continues to generate organic new business as well as leverage its expansion through past acquisitions. In 2017, the Bank has invested in the expansion of residential mortgage lending, particularly in Florida, to strengthen our presence in new and existing markets.
Loan Servicing Rights
Gross servicing rights increased by $5.7 million, or 5.8%, to $105.0 million at March 31, 2017, compared to December 31, 2016. Cumulative production and sales of residential mortgage, SBA, and indirect auto loans continued to grow and generate a net increase in servicing rights.
For the three months ended March 31, 2017 and 2016, mortgage servicing rights impairment fluctuated, resulting in an impairment recovery of $2.0 million and impairment charge of $4.7 million, respectively, a change of $6.7 million. The impairment recovery occurred as estimated future prepayment speeds stabilized during the quarter, and subsequently, the estimated remaining life of the servicing income on the underlying loans serviced for others extended slightly.

Asset Quality
The following schedule summarizes our asset quality as of or for the three months ended for the dates indicated:

($ in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
NONPERFORMING ASSETS
Nonaccrual loans (2) (6)	$38,377	$35,358	$29,611
Loans past due 90 days or more and still accruing	8,414	6,189	3,213
Repossessions	1,654	2,274	1,751
Other real estate (ORE)	11,284	14,814	19,482
Nonperforming assets	$59,729	$58,635	$54,057
NONPERFORMING ASSET RATIOS
Loans 30-89 days past due	$10,734	$7,090	$8,180
Loans 30-89 days past due to loans	0.32%	0.21%	0.26%
Loans past due 90 days or more and still accruing to loans	0.25%	0.19%	0.10%
Nonperforming assets to loans, ORE, and repossessions	1.60%	1.55%	1.54%
ASSET QUALITY RATIOS
Classified Asset Ratio (4)	20.97%	21.22%	26.27%
Nonperforming loans as a % of loans	1.39%	1.26%	1.41%
ALL to nonperforming loans	65.09%	71.81%	81.42%
Net charge-offs, annualized to average loans	0.16%	0.28%	(0.02)%
ALL as a % of loans	0.91%	0.90%	0.86%
ALL as a % of loans, excluding acquired loans(5)	0.98%	0.99%	0.96%
CLASSIFIED ASSETS
Classified loans (1)	$71,082	$68,128	$81,444
ORE and repossessions	12,938	17,088	17,009
Total classified assets (3)	$84,020	$85,216	$98,453

(1)Amount of SBA guarantee included	$5,213	$7,735	$5,226
(2)Amount of repurchased government-guaranteed loans, primarily residential mortgage loans, included in nonaccrual loans	$12,287	$7,771	$—
(3)Classified assets include loans having a risk rating of substandard or worse, both accrual and nonaccrual, repossessions and ORE, net of loss share and purchase discounts
(4)Classified asset ratio is defined as classified assets as a percentage of the sum of Tier 1 capital plus allowance for loan losses
(5)Allowance calculation excludes the recorded investment of acquired loans, due to valuation calculated at acquisition
(6)Excludes purchased credit impaired (PCI) loans which are not removed from their accounting pool
The Bank had $18.2 million in troubled debt restructured loans at March 31, 2017, of which $14.6 million were accruing loans and $3.6 million were on nonaccrual and included in nonperforming assets in the table above.
The increase in nonperforming assets of $1.1 million from December 31, 2016 to March 31, 2017 was primarily due to an increase of $3.0 million in nonaccrual loans and an increase in loans past due 90 days or more and still accruing of $2.2 million, offset by decreases in ORE property and repossessions of $3.5 million and $620,000, respectively. Included in nonaccrual loans are certain repurchased government-guaranteed loans. Our loss exposure on government-guaranteed loans is mitigated by the government guarantee in whole or in part.
Management believes it has been proactive in charging down and charging off these nonperforming assets as appropriate. Management's assessment of the overall loan portfolio is that loan quality and performance have improved in recent years. Management believes it is being aggressive in evaluating credit relationships and proactive in addressing problems.
When a loan is classified as nonaccrual, to the extent collection is in question, previously accrued interest is reversed and interest income is reduced by the interest accrued in the current year. If any portion of the accrued interest was accrued in a previous period, accrued interest is reversed. If such nonaccrual loans had been on a full accrual basis, interest income on these loans for the three months ended March 31, 2017 would have been $531,000.
Qualifying residential mortgage loans guaranteed by U.S. governmental agencies have been sold into GNMA pools since 2012. Under certain performance conditions specified in government programs, the Company may have the right, but not the obligation to repurchase certain loans from the GNMA pools. These loans are recognized as residential mortgage loans in the Consolidated Balance Sheets at the time of repurchase and are classified according to delinquency status. The principal balance of guaranteed loans is guaranteed in whole or in part. As the average age of GNMA servicing increases, normal activity includes buying out delinquent loans which are covered by applicable government guarantees and reimbursements.
Mortgage Recourse Liability
During the last five years ended March 31, 2017, the Company has sold almost 50,000 loans with a principal balance of approximately $12.0 billion. As seller, the Company has made various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance with origination criteria established by the purchasers. In the event of a breach of these representations and warranties, the Company is obligated to repurchase loans with identified defects and/or to indemnify the purchasers. Some of these conditions include underwriting errors or omissions, fraud or material misstatements, and invalid collateral values. The contractual obligation arises only when the breach of representations and warranties is discovered and repurchase/indemnification is demanded. Generally, the maximum amount the Company would be required to pay would be equal to the unpaid principal balance of such loans that are deemed to have defects that were sold to purchasers, plus accrued interest, return of the premium received at the time of the loan sale, and reimbursement of certain expenses. To date, the claims to the Company from the purchasers to be paid upon repurchase or paid because of indemnification have been insignificant. In addition, the Company’s loan sale contracts define a condition in which the borrower defaults during a short period of time as an early payment default (“EPD”). In the event of an EPD, the Company may be required to return the premium paid for the loan, pay certain administrative fees, and may be required to repurchase the loan or indemnify the purchaser unless an EPD waiver is obtained.
Management recognizes the potential risk from costs related to breaches of representations and warranties made in connection with residential loan sales and subsequent required repurchases, indemnifications, and EPD claims. As a result, the Company has established a liability to cover potential costs related to these events based on historical experience, adjusted for any risk factors not captured in the historical losses, current business volume, and known claims outstanding. The recourse liability totaled $1.4 million at March 31, 2017, and December 31, 2016. Management believes this amount is adequate for potential exposure related to loan sale indemnification, repurchase loans, and EPD claims. Management will continue to monitor the adequacy of the reserve level and may decide that further additions to the reserve are appropriate. However, there can be no assurance that the current balance of this reserve will prove sufficient to cover actual future losses.
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
Deposits
Total deposits at March 31, 2017 were $3.8 billion, an increase of $124.5 million, or 3.4%, compared to December 31, 2016, primarily due to growth in the interest-bearing demand and money market category of $107.6 million, or 8.9%, and in non-interest bearing demand deposits of $40.5 million or 4.2%; partially offset by decreases of $18.0 million in savings deposits, and $5.5 million in time deposits, respectively. Deposit balances continues to grow with successful marketing efforts and expansion of our geographical footprint.
The majority of the $107.6 million increase in interest-bearing demand and money market deposits occurred primarily due to increased volume in money market accounts as a result of the aforementioned successful deposit marketing efforts and geographical footprint expansion. During 2017, the Bank continued its deposit marketing program, increasing the number of demand deposit accounts.
For the noninterest-bearing demand deposits category, the majority of the $40.5 million increase occurred in escrow deposits due to normal growth compared to December 31, 2016, as escrow deposits are typically drawn in the third and fourth quarters to pay insurance and property taxes.
The following table summarizes average deposit composition and average rate paid for the periods presented:

	For the Three Months Ended
	March 31, 2017			December 31, 2016			March 31, 2016
($ in millions)	Average Amount	Rate	Percent of Total Deposits	Average Amount	Rate	Percent of Total Deposits	Average Amount	Rate	Percent of Total Deposits
Noninterest-bearing demand deposits	$961.2	—%	26.4%	$978.9	—%	27.5%	$787.0	—%	24.5%
Interest-bearing deposits:
Demand and money market	1,245.0	0.31%	34.2%	1,179.8	0.25%	33.1%	1,051.2	0.27%	32.7%
Savings deposits	387.0	0.36%	10.6%	350.9	0.33%	9.9%	358.5	0.34%	11.2%
Time deposits	1,050.9	0.83%	28.8%	1,052.1	0.89%	29.5%	1,016.0	0.90%	31.6%
Total average deposits	$3,644.1	0.38%	100.0%	$3,561.7	0.38%	100.0%	$3,212.7	0.41%	100.0%

Average core deposits, including noninterest-bearing demand deposits, grew by $396.5 million, and $83.6 million, or 18.0% and 3.3%, compared to the same quarter in 2016, and the previous quarter, respectively, mainly due to growth in the number and volume of commercial accounts as well as through the acquisition of branch deposits.
Time deposits that met or exceeded the FDIC insurance limit of $250,000 were $184.0 million, and $181.4 million at March 31, 2017, and December 31, 2016, respectively.
Borrowings
Short-term borrowings decreased by $3.9 million, or 1.6%, compared to December 31, 2016, primarily as a result of fluctuations in short-term liquidity needs which the Bank manages through short-term FHLB advances and Fed funds purchased.
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
Our loans held for sale are considered highly liquid. The majority of commitments to purchase mortgage loans held-for-sale will be funded within one month of the loan closing. The majority of these loans are conforming residential mortgage loans sold to GNMA, FNMA, and FHLMC. Other categories of loans held for sale include indirect automobile loans purchased from motor vehicle dealers and the government-guaranteed portion of SBA loans.
Shareholders’ Equity
Shareholders’ equity was $371.3 million at March 31, 2017, and $362.6 million at December 31, 2016. The increase of $8.7 million in shareholders’ equity during the three months ended March 31, 2017 was attributable to net income earned during the three months of 2017 of $10.5 million, partially offset by cash dividends declared on common shares during 2017 of $3.2 million. The remainder of the increase is attributable to stock issued through employee programs.
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

During 2016, we received Warrant exercise notices for cash exercises for aggregate proceeds of $2.7 million, resulting in the issuance of 1,000,000 shares of common stock. At December 31, 2016, the warrant to purchase shares of our common stock, had been fully exercised.
On April 3, 2014, we filed a shelf registration with the SEC for up to $100.0 million of common stock, preferred stock, warrants, or debt securities, to be issued from time to time for general corporate purposes which may include funding bank and non-bank subsidiaries, financing business expansion, or refinancing or extending the maturity of debt obligations and investments at the holding company level. As of March 31, 2017, the Company had not utilized the shelf registration. On April 22, 2017, the $100.0 million shelf registration expired.
On May 5, 2017, we filed a shelf registration with the SEC for up to $100.0 million of common stock, preferred stock, warrants, or debt securities, to be issued from time to time for general corporate purposes which may include funding bank and non-bank subsidiaries, financing business expansion, or refinancing or extending the maturity of debt obligations and investments at the holding company level. The amount will be available to be issued upon our receipt of the Notice of Effectiveness from the SEC.
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
The Basel III final capital framework, among other things: (i) introduces as a new capital measure “Common Equity Tier 1 capital” (“CET1”); (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements; (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expands the scope of the adjustments as compared to existing regulations, such as deducting a much larger portion of the value of mortgage servicing rights from Tier 1 capital.
On July 2, 2013, the FRB approved the final rules implementing the BCBS's Basel III capital guidelines (“final rules”) for U.S. banking organizations. Under the final rules, minimum requirements will increase for both the quantity and quality of capital we maintain. The rules include a new CET1 capital to risk-weighted assets ratio of 4.50% and a CET1 capital conservation buffer of 2.5% of risk-weighted assets. This capital conservation buffer began phasing in on January 1, 2016 at 0.625% of risk-weighted assets and continues to increase at the same rate each subsequent year until reaching its final level of 2.5% on January 1, 2019. As of January 1, 2017, the capital conservation buffer was 1.25%. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.00% to 6.00% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments.

On July 9, 2013, the FDIC approved, as an interim final rule, the Basel III regulatory capital requirements for U.S. banks, following the actions of the FRB. The FDIC's rule is identical in substance to the final rules issued by the FRB.
The Basel III final rules became effective for us on January 1, 2015, in which we began calculating our capital ratios in accordance with the final risk-based capital rules implementing the BSBC capital guidelines for U.S. banks. Capital ratios for FSC and the Bank are being calculated using the current phase-in applicable for 2017. Full compliance with all requirements of the new capital guidelines will be phased in by January 1, 2018.
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
To continue to conduct our business as currently conducted, we must maintain capital levels well above the minimum regulatory requirements. At March 31, 2017, the Bank’s capital ratios exceeded the well capitalized and regulatory minimum ratios discussed above.
The following tables sets forth the capital requirements for the Bank under FDIC regulations and the Bank’s capital ratios at March 31, 2017, and December 31, 2016:

Fidelity Bank	March 31, 2017		December 31, 2016
($ in thousands)	Amount	Percent	Amount	Percent
Common Equity Tier 1 Capital:
Actual	$337,189	8.660%	$337,337	8.580%
Minimum	175,214	4.500%	176,925	4.500%
Tier 1 Capital:
Actual	$352,959	9.070%	$352,601	8.970%
Minimum	233,490	6.000%	235,854	6.000%
Total Risk-Based Capital:
Actual	$469,182	12.050%	$468,234	11.910%
Minimum	311,490	8.000%	314,515	8.000%
Tier 1 Capital Leverage Ratio:
Actual		8.080%		8.140%
Minimum		4.000%		4.000%

The FRB, as the primary regulator of FSC, has established minimum capital requirements as a function of its oversight of bank holding companies. The following tables depict FSC’s capital ratios at March 31, 2017, and December 31, 2016, in relation to the minimum capital ratios established by the regulations of the FRB:

Fidelity Southern Corporation	March 31, 2017		December 31, 2016
($ in thousands)	Amount	Percent	Amount	Percent
Common Equity Tier 1 Capital:
Actual	$325,752	8.370%	$328,193	8.350%
Minimum	175,135	4.500%	176,870	4.500%
Tier 1 Capital:
Actual	$370,293	9.510%	$371,841	9.460%
Minimum	233,623	6.000%	235,840	6.000%
Total Risk-Based Capital:
Actual	$475,122	12.200%	$476,081	12.110%
Minimum	311,555	8.000%	314,504	8.000%
Tier 1 Capital Leverage Ratio:
Actual		8.480%		8.580%
Minimum		4.000%		4.000%
Dividends
On April 20, 2017, we declared a cash dividend of $0.12 per share, payable on May 15, 2017, to common shareholders of record as of May 2, 2017.
Future dividends require a quarterly review of current and projected earnings for the remainder of 2017 in relation to capital requirements prior to the determination of the dividend, and be subject to regulatory restrictions under applicable law. The Board of Directors for both the Bank and the Company will review on a quarterly basis whether to declare and pay dividends for the remainder of 2017, with the declared and paid dividend consistent with current regulatory limitations, earnings, capital requirements, and forecasts of future earnings.
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
Interest rate risk, which encompasses price risk, is the exposure of a banking organization’s financial condition and earnings ability to withstand adverse movements in interest rates. Price and interest rate risks arise from the financial instruments and positions we hold including loans, mortgage servicing rights, investment securities, deposits, borrowings, unfunded postretirement benefit obligations and derivative financial instruments. Accepting this risk can be an important source of profitability and shareholder value; however, excessive levels of interest rate risk can pose a significant threat to assets, earnings, and capital. Accordingly, effective risk management that maintains interest rate risk at prudent levels is essential to our success.
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
The most recent rate shock analysis indicated that the effects of an immediate and sustained change in rates would fall within policy parameters and approved tolerances for equity at risk and net interest income. If large downward shocks did occur from today's already low rates, increased modeled impairment may breach net income and equity at risk internal benchmarks.
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
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to various legal proceedings such as claims and lawsuits arising in the course of our normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of March 31, 2017 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our business, results of operations or financial condition.
Item 1A. Risk Factors
While the Company attempts to identify, manage, and mitigate risks and uncertainties associated with its business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our cash flows, results of operations, and financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	(a)		(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
January 2017	71,350	*	$23.45	—	$10,000,000
February 2017	—	—	—	—	10,000,000
March 2017	—		—	—	10,000,000
Total	71,350		$23.45	—	$10,000,000
*These shares were repurchased under arrangements, authorized by the 2006 Equity Incentive Plan, whereby officers or directors may sell previously owned shares to the Company in order to pay for income taxes owed on vesting shares of restricted stock. These shares are not purchased under the plan to repurchase 10,000,000 shares announced in April 2014.
The repurchase plan announced April 3, 2014, authorizing the repurchase of up to $10.0 million of our outstanding common stock, has no expiration date for the authorized share repurchases under such plan.
Item 3. Defaults Upon Senior Securities
Not Applicable
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
Not Applicable

Item 6. Exhibits
(a)Exhibits. The following exhibits are filed as part of this Report:

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

3(d)	Amendment to By-Laws of Fidelity Southern Corporation (incorporated by reference from Exhibit 3.2 to Fidelity Southern Corporation’s Form 8-K filed November 23, 2010)
4(a)	See Exhibits 3(a), 3(b), and 3(c) for provisions of the Amended and Restated Articles of Incorporation, as amended, and Bylaws, which define the rights of the shareholders.
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

FIDELITY SOUTHERN CORPORATION
(Registrant)
Date:	May 10, 2017	BY:	/s/ JAMES B. MILLER, JR.
James B. Miller, Jr.
Chief Executive Officer
Date:	May 10, 2017	BY:	/s/ STEPHEN H. BROLLY
Stephen H. Brolly
Chief Financial Officer