Form 10-Q
period 2017-06-30
FIDELITY SOUTHERN CORP
filed 2017-08-08
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
Commission file number 001-34981
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
If an emerging growth company, indicate by check mark if the the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of July 31, 2017 (the most recent practicable date), the Registrant had outstanding 26,705,080 shares of Common Stock.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
Quarterly Report on Form 10-Q
For the Three and Six Months Ended June 30, 2017

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
($ in thousands)	June 30, 2017	December 31, 2016
Assets
Cash and due from banks	$46,316	$31,985
Interest-bearing deposits with banks	360,906	97,726
Federal funds sold	23,325	20,000
Cash and cash equivalents	430,547	149,711
Investment securities available-for-sale	130,371	144,310
Investment securities held-to-maturity (fair value of $15,664 and $16,534, respectively)	15,593	16,583
Loans held-for-sale (includes loans at fair value of $279,292 and $252,712, respectively)	394,710	465,328

Loans	3,332,132	3,302,264
Allowance for loan losses	(30,425)	(29,831)
Loans, net of allowance for loan losses	3,301,707	3,272,433

Premises and equipment, net	87,253	87,915
Other real estate, net	9,382	14,814
Bank owned life insurance	71,027	70,151
Servicing rights, net	108,216	99,295
Other assets	60,474	69,145
Total assets	$4,609,280	$4,389,685
Liabilities
Deposits
Noninterest-bearing demand deposits	$1,082,966	$964,900
Interest-bearing deposits	2,816,830	2,665,694
Total deposits	3,899,796	3,630,594
Short-term borrowings	164,896	243,351
Subordinated debt, net	120,521	120,454
Other liabilities	44,668	32,639
Total liabilities	4,229,881	4,027,038
Shareholders’ equity
Preferred stock, no par value. Authorized 10,000,000; zero issued and outstanding	—	—
Common stock, no par value. Authorized 50,000,000; issued and outstanding 26,702,665 and 26,318,400, respectively	208,699	205,309
Accumulated other comprehensive income, net of tax	959	692
Retained earnings	169,741	156,646
Total shareholders’ equity	379,399	362,647
Total liabilities and shareholders’ equity	$4,609,280	$4,389,685
See accompanying notes to unaudited consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share data)	2017	2016	2017	2016
Interest income:
Loans, including fees	$37,560	$35,244	$73,643	$68,189
Investment securities:
Taxable interest income	1,135	1,359	2,297	2,562
Nontaxable interest income	35	85	81	162
Other	848	118	1,199	185
Total interest income	39,578	36,806	77,220	71,098
Interest expense:
Deposits	3,891	3,211	7,340	6,476
Short-term borrowings	502	311	894	605
Subordinated debt	1,439	1,441	3,006	2,880
Total interest expense	5,832	4,963	11,240	9,961
Net interest income	33,746	31,843	65,980	61,137
Provision for loan losses	750	3,128	2,850	3,628
Net interest income after provision for loan losses	32,996	28,715	63,130	57,509
Noninterest income:
Service charges on deposit accounts	1,481	1,433	2,936	2,803
Other fees and charges	2,021	1,858	3,892	3,524
Mortgage banking activities	26,956	19,287	52,825	34,022
Indirect lending activities	3,640	4,782	8,066	9,046
SBA lending activities	681	1,893	2,499	3,127
Bank owned life insurance	419	494	858	948
Securities gains	—	200	—	282
Other	(142)	24	1,350	1,105
Total noninterest income	35,056	29,971	72,426	54,857
Noninterest expense:
Salaries and employee benefits	25,852	22,576	51,290	45,630
Commissions	9,384	9,366	16,882	15,965
Occupancy	4,700	4,013	8,864	8,397
Professional and other services	5,052	3,600	9,119	7,633
Other	9,563	8,570	18,967	17,058
Total noninterest expense	54,551	48,125	105,122	94,683
Income before income tax expense	13,501	10,561	30,434	17,683
Income tax expense	4,609	3,916	11,015	6,497
Net income	$8,892	$6,645	$19,419	$11,186

Earnings per common share:
Basic	$0.34	$0.26	$0.74	$0.45
Diluted	$0.33	$0.26	$0.73	$0.44

Cash dividends declared per common share	$0.12	$0.12	$0.24	$0.24

Net income	$8,892	$6,645	$19,419	$11,186
Other comprehensive income, net of tax:
Change in net unrealized gains on available-for-sale securities, net of tax effect	260	647	267	1,995
Adjustments for net gains included in net income, net of tax effect	—	(124)	—	(175)
Other comprehensive income, net of tax	260	523	267	1,820
Total comprehensive income	$9,152	$7,168	$19,686	$13,006
See accompanying notes to unaudited consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Preferred Stock		Common Stock		Accumulated Other Comprehensive Income, Net of Tax	Retained Earnings	Total
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2015	—	$—	23,141	$169,848	$1,544	$130,067	$301,459
Net income						11,186	11,186
Other comprehensive income, net of tax					1,820		1,820
Comprehensive income							13,006
Common stock issued for AEB acquisition			1,470	22,727			22,727
Common stock issued under various employee plans, net			398	3,263			3,263
Stock issuance pursuant to exercise of warrants			500	1,343			1,343
Cash dividends paid						(5,928)	(5,928)
Balance at June 30, 2016	—	$—	25,509	$197,181	$3,364	$135,325	$335,870

Balance at December 31, 2016	—	$—	26,318	$205,309	$692	$156,646	$362,647
Net income						19,419	19,419
Other comprehensive income, net of tax					267		267
Comprehensive income							19,686
Common stock issued under various employee plans, net			385	3,390			3,390
Cash dividends paid						(6,324)	(6,324)
Balance at June 30, 2017	—	$—	26,703	$208,699	$959	$169,741	$379,399
See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2017	2016
Cash flows from operating activities:
Net income	$19,419	$11,186
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	2,850	3,628
Depreciation and amortization of premises and equipment	2,259	2,540
Amortization of FDIC indemnification asset, net	1,159	584
Accretion of purchase discounts or premiums, net	(1,287)	(438)
Other amortization	802	714
Impairment of other real estate	893	390
Amortization and impairment of servicing rights, net	7,921	21,874
Share-based compensation expense	1,583	769
Postretirement benefits, net	1,965	918
Net gain on investment securities called or sold	—	(282)
Gains on loan sales, including origination of servicing rights	(42,991)	(41,083)
Net gain on sales of other real estate	(377)	(525)
Net income on bank owned life insurance	(876)	(916)
Net change in deferred income tax, net of acquisition	46	(1,386)
Net change in fair value of loans held-for-sale	(5,116)	(5,994)
Originations of loans held-for-sale	(1,552,573)	(1,696,504)
Proceeds from sales of loans held-for-sale	1,654,456	1,668,296
Net payments received from FDIC under loss-share agreements	485	131
Decrease in other assets, net of acquisition	4,530	418
Increase (decrease) in other liabilities, net of acquisition	9,854	(2,855)
Net cash provided by (used in) operating activities	105,002	(38,535)
Cash flows from investing activities:
Purchases of investment securities available-for-sale	—	(10,396)
Maturities, calls, and repayment of investment securities available-for-sale	13,623	19,645
Purchases of investment securities held-to-maturity	—	(3,929)
Maturities, calls and repayment of investment securities held-to-maturity	940	1,052
Purchases of FHLB stock	(6,681)	(9,546)
Redemption of FHLB stock	9,563	7,650
Net increase in loans, net of loans acquired	(32,448)	(154,518)
Proceeds from sales of other real estate	6,616	5,934
Purchases of premises and equipment, net of acquisition	(2,009)	(2,358)
Cash received in excess of cash paid for acquisition	—	37,609
Net cash used in investing activities	(10,396)	(108,857)

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2017	2016
Cash flows from financing activities:
Net increase in noninterest-bearing deposits, net of acquisition	$118,066	$144,529
Net increase in interest-bearing deposits, net of acquisition	151,136	61,883
Net decrease in other short-term borrowings	(3,455)	(29,459)
Proceeds from FHLB advances	350,000	870,000
Repayments on FHLB advances	(425,000)	(835,000)
Proceeds from the issuance of common stock, net	1,807	3,979
Cash dividends paid on common stock	(6,324)	(5,928)
Net cash provided by financing activities	186,230	210,004
Net increase in cash and cash equivalents	280,836	62,612
Cash and cash equivalents, beginning of period	149,711	86,133
Cash and cash equivalents, end of period	$430,547	$148,745

Supplemental cash flow information and non-cash disclosures:
Cash paid during the period for:
Interest on deposits and borrowings	$10,768	$9,674
Income taxes	4,315	5,667
Acquisition:
Assets acquired	—	167,366
Liabilities assumed	—	186,030
Common stock issued	—	22,727
Transfers of loans from held-for-sale to held for investment	1,971	2,800
Transfers of loans to other real estate	1,700	4,934
See accompanying notes to unaudited consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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
Operating results for the six-month period ended June 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and Annual Report to Shareholders for the year ended December 31, 2016.
The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in the 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). There were no new accounting policies or changes to existing policies adopted during the first six months of 2017 which had a significant effect on the results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.
Contingencies
Due to the nature of their activities, the Company and its subsidiaries are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of June 30, 2017. Although the ultimate outcome of all claims and lawsuits outstanding as of June 30, 2017 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.
Recent Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, “Compensation - Stock Compensation (Topic 718),” that provides guidance about which changes to the terms or conditions of a share-based payment award requires an entity to apply modification accounting in Topic 718. Under the new guidance, an entity should account for the effect of a modification unless all of the following conditions are met. These conditions are: 1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; 2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and 3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this Update. The amendments in this Update affect any entity that changes the terms or conditions of a share-based payment award and are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued and should be applied prospectively to an award modified on or after the adoption date. The adoption of this ASU is not expected to have a significant impact on the Company’s Consolidated Financial Statements.
In March 2017, the FASB issued ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities,” that amends the amortization period for certain purchased callable debt securities held at a premium. Under the current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. The new update shortens the amortization period for the premium to the earliest call date. This amendment affects all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date, i.e., at a premium. The guidance is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. These amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the adoption period. In addition, in the period of adoption, disclosures should be provided about a change in accounting principle. The adoption of this ASU is not expected to have a significant impact on the Company’s Consolidated Financial Statements.
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
In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies the accounting for goodwill impairment by removing step 2 of the goodwill impairment test. Under step 2, an entity was required to determine the fair value of individual assets and liabilities of a reporting unit (including unrecognized assets and liabilities) using the procedure for determining fair values in a business combination. Under the new guidance, goodwill impairment will be measured at the amount by which a reporting unit’s carrying amount, including those with a zero or negative carrying amount, exceeds its fair value. Any resulting impairment is limited to the carrying amount of goodwill. An entity must also disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount. The new guidance is effective for Companies that files with the SEC beginning in fiscal years after December 15, 2019, and is required to be applied prospectively with early adoption permitted for any impairment tests performed after January 1, 2017. The adoption of this ASU is not expected to have a significant impact on the Company’s Consolidated Financial Statements.
In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323),” (“ASU 2017-03”). ASU 2017-03 amends the Codification for SEC staff announcements made at two Emerging Issues Task Force (EITF) meetings. At the September 2016 meeting, the SEC staff expressed its expectations about the extent of disclosures registrants should make about the effects of the new FASB guidance (including any amendments issued prior to adoption) on revenue from FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”), leases from FASB issued ASU 2016-02, “Leases,” (“ASU 2016-02”), and credit losses on financial instruments from FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (“ASU 2016-13”), in accordance with SAB Topic 11.M. That Topic requires registrants to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in a future period. ASU 2017-03 incorporates these SEC staff views into ASC 250 and adds references to that guidance in the transition paragraphs of each of the three new standards. The Company determined that this guidance did not have a material impact on the Company’s Consolidated Financial Statements.
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business,” which provides clarification on the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in the ASU provide a screen to determine when an asset is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the asset is not a business. This screen reduces the number of transactions that need to be further evaluated, and therefore are considered businesses. The amendments also provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The new guidance is effective for the annual period ending after December 15, 2017, including interim periods. The amendments in this update should be applied prospectively on or after the effective date and no disclosures are required at transition. The adoption of this ASU is not expected to have a significant impact on the Company’s Consolidated Financial Statements.
In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606: Revenue from Contracts with Customers.” ASU 2016-20 updates the new revenue standard by clarifying issues that had arisen from ASU 2014-09 but does not change the core principle of the new standard. In August 2015, the FASB had previously issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” which deferred the effective date of ASU 2014-09, “Revenue from Contracts with Customers,” by one year to annual reporting periods beginning after December 15, 2017, and interim reporting periods therein. The FASB had previously issued ASU 2014-09 in May 2014. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that period. The amendments in ASU 2014-09 indicated that entities should recognize revenue to reflect the transfers of goods or services to customers in an amount equal to the consideration the entity receives or expects to receive. The Company’s revenue is comprised of net interest income and noninterest income. As ASU 2014-09 does not apply to revenue associated with financial instruments, net interest income, mortgage origination and servicing activities, and gain and losses from securities are specifically excluded from the scope of the standard. The Company has performed an overall assessment of its revenue streams and identified the following items of noninterest income that are potentially affected: 1) service charges on deposit accounts; 2) ORE revenue; 3) trust and asset management fees; and 4) other fees and charges. The Company is currently reviewing material contracts associated with these revenue streams to determine the potential impact the new guidance is expected to have on the Company’s Consolidated Financial Statements. The Company continues to evaluate the impact of the adoption of the standard but does not expect there to be a significant impact on its Consolidated Financial Statements. The Company plans to adopt the standard on January 1, 2018 utilizing the modified retrospective approach with a cumulative effect adjustment to opening retained earnings, if such adjustment is deemed to be significant.
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
In June 2016, the FASB issued ASU No. 2016-13. This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) securities. For AFS securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. The standard will take effect for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application for all organizations will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company has allocated staff and resources in place to evaluate the appropriate model options and is in the process of collecting and reviewing loan data for use in these models; however, it is too early to assess the impact that the guidance will have on the Company’s Consolidated Financial Statements.
In February 2016, the FASB issued ASU 2016-02. The standard requires the recognition of assets and liabilities arising from most lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. For leases with a term of 12 months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements and provide additional information about the nature of an organization’s leasing activities. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases and amounts previously recognized in accordance with the business combinations guidance for leases. The Company anticipates that the adoption of ASU 2016-02 will not have a significant impact on its Consolidated Financial Statements, but will likely require changes to its systems and processes. The Company is continuing to evaluate the full impact of this ASU on the Company’s Consolidated Financial Statements.
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
Other accounting standards that have recently been issued by the FASB or other standard-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
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
For a more in-depth discussion about the AEB acquisition, refer to Note 2 - “Business Combinations” previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
3. Investment Securities
Management’s primary objective in managing the investment securities portfolio includes maintaining a portfolio of high quality investments with competitive returns while providing for pledging and liquidity needs within overall asset and liability management parameters. The Company is required under federal regulations to maintain adequate liquidity to ensure safe and sound operations. As such, management regularly evaluates the investment portfolio for cash flows, the level of loan production and sales, current interest rate risk strategies and the potential future direction of market interest rate changes. Individual investment securities differ in terms of default, interest rate, liquidity and expected rate of return risk.
The following table summarizes the amortized cost and fair value of debt securities and the related gross unrealized gains and losses at June 30, 2017, and December 31, 2016:

	June 30, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$22,200	$299	$—	$22,499
Municipal securities	10,000	343	(25)	10,318
SBA pool securities	13,553	29	(114)	13,468
Residential mortgage-backed securities	57,070	1,330	(70)	58,330
Commercial mortgage-backed securities	26,002	7	(253)	25,756
Total available-for-sale	$128,825	$2,008	$(462)	$130,371

Investment securities held-to-maturity:
Municipal securities	$1,588	$70	$—	$1,658
Residential mortgage-backed securities	9,956	140	(139)	9,957
Commercial mortgage-backed securities	4,049	—	—	4,049
Total held-to-maturity	$15,593	$210	$(139)	$15,664

	December 31, 2016
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$22,218	$227	$(40)	$22,405
Municipal securities	11,706	329	(54)	11,981
SBA pool securities	14,142	—	(230)	13,912
Residential mortgage-backed securities	64,141	1,584	(95)	65,630
Commercial mortgage-backed securities	30,987	—	(605)	30,382
Total available-for-sale	$143,194	$2,140	$(1,024)	$144,310

Investment securities held-to-maturity:
Municipal securities	$1,588	$—	$(52)	$1,536
Residential mortgage-backed securities	10,899	160	(157)	10,902
Commercial mortgage-backed securities	4,096	—	—	4,096
Total held-to-maturity	$16,583	$160	$(209)	$16,534
The Company held 14 and 21 investment securities available-for-sale that were in an unrealized loss position at June 30, 2017, and December 31, 2016, respectively. There were six and seven investment securities held-to-maturity that were in an unrealized loss position at June 30, 2017, and December 31, 2016, respectively.

The following table reflects the gross unrealized losses and fair values of the investment securities with unrealized losses, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position:

	June 30, 2017
	Less Than 12 Months		12 Months or Longer
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available-for-sale:
Municipal securities	$1,056	$(25)	$—	$—
SBA pool securities	8,561	(114)	—	—
Residential mortgage-backed securities	3,839	(42)	2,280	(28)
Commercial mortgage-backed securities	23,774	(253)	—	—
Total available-for-sale	$37,230	$(434)	$2,280	$(28)

Investment securities held-to-maturity:
Residential mortgage-backed securities	$7,562	$(123)	$754	$(16)
Total held-to-maturity	$7,562	$(123)	$754	$(16)

	December 31, 2016
	Less Than 12 Months		12 Months or Longer
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$10,050	$(40)	$—	$—
Municipal securities	3,380	(54)	—	—
SBA pool securities	13,912	(230)	—	—
Residential mortgage-backed securities	7,539	(65)	2,624	(30)
Commercial mortgage-backed securities	23,595	(605)	—	—
Total available-for-sale	$58,476	$(994)	$2,624	$(30)

Investment securities held-to-maturity:
Municipal securities	$1,536	$(52)	$—	$—
Residential mortgage-backed securities	8,065	(136)	930	(21)
Total held-to-maturity	$9,601	$(188)	$930	$(21)
At June 30, 2017, and December 31, 2016, the unrealized losses on investment securities were related to market interest rate fluctuations since purchase. Management does not have the intent to sell the temporarily impaired securities and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost, which may be maturity. Accordingly, as of June 30, 2017, management has reviewed its portfolio for other-than-temporary-impairment and believes the impairment detailed in the table above is temporary and no other-than-temporary impairment loss has been recognized in the Company’s Consolidated Statements of Comprehensive Income.

The amortized cost and fair value of investment securities at June 30, 2017, and December 31, 2016, are categorized in the following table by remaining contractual maturity. The amortized cost and fair value of securities not due at a single maturity (i.e., mortgage-backed securities) are shown separately and are calculated based on estimated average remaining life:

	June 30, 2017		December 31, 2016
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises
Due after one year through five years	$20,083	$20,257	$15,001	$15,112
Due five years through ten years	2,117	2,242	7,217	7,293
Municipal securities
Due after one year through five years	1,512	1,502	431	448
Due five years through ten years	2,866	2,986	3,961	4,070
Due after ten years	5,622	5,830	7,314	7,463
SBA pool securities
Due after five years through ten years	8,227	8,238	8,407	8,325
Due after ten years	5,326	5,230	5,735	5,587
Residential mortgage-backed securities	57,070	58,330	64,141	65,630
Commercial mortgage-backed securities	26,002	25,756	30,987	30,382
Total available-for-sale	$128,825	$130,371	$143,194	$144,310

Investment securities held-to-maturity:
Municipal securities
Due after ten years	$1,588	$1,658	$1,588	$1,536
Residential mortgage-backed securities	9,956	9,957	10,899	10,902
Commercial mortgage-backed securities	4,049	4,049	4,096	4,096
Total held-to-maturity	$15,593	$15,664	$16,583	$16,534
There were 10 investment securities available-for-sale called, matured, or paid off during the six months ended June 30, 2017, and four investment securities called, matured, or paid off during the six months ended June 30, 2016. There were no gross gains or losses for the investment securities that were called during the six months ended June 30, 2017, and gross gains of $282,000 during the same period in 2016.
There were no transfers from investment securities available-for-sale to investment securities held-to-maturity during the six months ended June 30, 2017, and 2016.
The following table summarizes the investment securities that were pledged as collateral at June 30, 2017, and December 31, 2016:

(in thousands)	June 30, 2017	December 31, 2016
Public deposits	$99,104	$103,104
Securities sold under repurchase agreements	16,755	19,183
Total pledged securities	$115,859	$122,287

4. Loans Held-for-Sale
Residential mortgage loans held-for-sale are carried at fair value and SBA and indirect automobile loans held-for-sale are carried at the lower of cost or fair value. The following table summarizes loans held-for-sale at June 30, 2017, and December 31, 2016:

(in thousands)	June 30, 2017	December 31, 2016
Residential mortgage	$279,292	$252,712
SBA	15,418	12,616
Indirect automobile	100,000	200,000
Total loans held-for-sale	$394,710	$465,328
During the six months ended June 30, 2017, there were $2.0 million loans transferred to the held for investment residential mortgage portfolio. During the six months ended June 30, 2016, the Company transferred loans with unpaid principal balances of $2.8 million to the held for investment residential mortgage portfolio.
The Company had residential mortgage loans held-for-sale with unpaid principal balances of $184.9 million and $188.5 million pledged to the FHLB at June 30, 2017, and December 31, 2016, respectively.
5. Loans
Loans outstanding, by class, are summarized in the following table at carrying value and include net unamortized costs of $33.1 million and $35.5 million at June 30, 2017, and December 31, 2016. Covered loans represent previously acquired loans covered under Loss Share Agreements with the FDIC. Non-covered loans represent loans acquired that are not covered under Loss Share Agreements with the FDIC and legacy Bank loans. Legacy Bank loans represent existing portfolio loans originated prior to each acquisition and additional loans originated subsequent to each acquisition (collectively, “legacy loans”). Because of the difference in accounting for acquired loans, the tables below further segregate the Company’s non-covered loans between legacy loans and acquired loans:

	June 30, 2017
	Non-covered Loans		Covered Loans Acquired(1)
(in thousands)	Legacy	Acquired		Total
Commercial	$640,662	$151,116	$4,921	$796,699
SBA	135,756	9,555	—	145,311
Total commercial loans	776,418	160,671	4,921	942,010

Construction	241,811	7,062	53	248,926

Indirect automobile	1,531,761	—	—	1,531,761
Installment loans and personal lines of credit	27,235	3,990	—	31,225
Total consumer loans	1,558,996	3,990	—	1,562,986
Residential mortgage	401,382	31,868	294	433,544
Home equity lines of credit	123,269	18,557	2,840	144,666
Total mortgage loans	524,651	50,425	3,134	578,210
Total loans	$3,101,876	$222,148	$8,108	$3,332,132

	December 31, 2016
	Non-covered Loans		Covered Loans Acquired(2)
(in thousands)	Legacy	Acquired		Total
Commercial	$601,557	$172,747	$10,433	$784,737
SBA	143,339	6,098	342	149,779
Total commercial loans	744,896	178,845	10,775	934,516

Construction	225,795	12,180	935	238,910

Indirect automobile	1,575,865	—	—	1,575,865
Installment loans and personal lines of credit	26,291	6,850	84	33,225
Total consumer loans	1,602,156	6,850	84	1,609,090
Residential mortgage	346,512	39,732	338	386,582
Home equity lines of credit	107,390	21,980	3,796	133,166
Total mortgage loans	453,902	61,712	4,134	519,748
Total loans	$3,026,749	$259,587	$15,928	$3,302,264
(1)Included in covered loans at June 30, 2017, are $4.9 million in assets whose reimbursable loss period ended June 30, 2017.
(2)Included in covered loans at December 31, 2016, are $6.3 million of assets whose reimbursable loss period ended at December 31, 2016, and $5.4 million of assets whose reimbursable loss period ended June 30, 2017.
The Company has extended loans to certain officers and directors. The Company does not believe these loans involve more than the normal risk of collectability or present other unfavorable features when originated. None of the related party loans were classified as nonaccrual, past due, restructured, or potential problem loans at June 30, 2017, or December 31, 2016.
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
Loans in nonaccrual status are presented by class of loans in the following table. The Company has repurchased certain Government National Mortgage Association (“GNMA”) government-guaranteed loans, which are accounted for in nonaccrual status. The Company’s loss exposure on government-guaranteed loans is mitigated by the government guarantee in whole or in part. Purchased credit impaired (“PCI”) loans are considered to be performing due to the application of the accretion method and are excluded from the table.

(in thousands)	June 30, 2017	December 31, 2016
Commercial	$7,333	$8,488
SBA	3,931	5,664
Total commercial loans	11,264	14,152

Construction	6,049	6,408

Indirect automobile	1,359	1,276
Installment loans and personal lines of credit	589	581
Total consumer loans	1,948	1,857
Residential mortgage	14,961	10,860
Home equity lines of credit	3,672	2,081
Total mortgage loans	18,633	12,941
Total nonaccrual loans	$37,894	$35,358
If such nonaccrual loans had been on a full accrual basis, interest income on these loans for the three months ended June 30, 2017, and 2016, would have been $494,000 and $465,000, respectively. For the six months ended June 30, 2017, and 2016, the interest income on these loans would have been $876,000 and $1.0 million, respectively. The amount of repurchased GNMA government-guaranteed loans, primarily residential mortgage loans, included in the table above was $12.5 million and $7.8 million at June 30, 2017, and December 31, 2016, respectively.
Accruing loans delinquent 30-89 days, 90 days or more, and troubled debt restructured loans (“TDRs”) accruing interest, including PCI loans, presented by class of loans at June 30, 2017, and December 31, 2016, were as follows:

	June 30, 2017			December 31, 2016
(in thousands)	Accruing Delinquent 30-89 Days	Accruing Delinquent 90 Days or More	TDRs Accruing	Accruing Delinquent 30-89 Days	Accruing Delinquent 90 Days or More	TDRs Accruing
Commercial	$2,714	$6,039	$12,901	$1,407	$4,231	$5,942
SBA	1,066	60	3,734	1,452	—	3,788
Construction	—	74	—	32	343	—
Indirect automobile	1,535	—	1,820	2,972	—	1,474
Installment and personal lines of credit	231	24	—	39	26	—
Residential mortgage	621	967	402	380	1,577	406
Home equity lines of credit	1,014	46	52	1,320	12	53
Total	$7,181	$7,210	$18,909	$7,602	$6,189	$11,663
TDR Loans
The following table presents TDRs that occurred during the three and six months ended June 30, 2017, and 2016, along with the type of modification. Modified PCI loans are not removed from their accounting pool and accounted for as TDRs, even if those loans would otherwise be deemed TDRs.

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
(in thousands)	Interest Rate	Term	Interest Rate	Term
Commercial	$2,565	$4,354	$—	$—
SBA	—	—	—	—
Construction	—	—	—	—
Indirect automobile	—	—	—	147
Installment and personal lines of credit	—	—	—	—
Residential mortgage	—	—	—	148
Home equity lines of credit	—	—	—	—
Total	$2,565	$4,354	$—	$295

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
(in thousands)	Interest Rate	Term	Interest Rate	Term
Commercial	$2,752	$4,354	$—	$—
SBA	—	—	—	—
Construction	—	—	—	—
Indirect automobile	—	—	—	478
Installment and personal lines of credit	—	—	—	—
Residential mortgage	—	—	—	148
Home equity lines of credit	—	—	—	—
Total	$2,752	$4,354	$—	$626
During the three months ended June 30, 2017, and 2016, the amount of loans that were restructured in the past twelve months and subsequently redefaulted were $3,000 and $19,000, respectively, and were all indirect automobile loans. During the six months ended June 30, 2017, and 2016, the amount of loans that were restructured in the previous twelve months and subsequently redefaulted were $198,000 and $22,000, respectively, that were comprised of indirect automobile and commercial loans in 2017 and indirect automobile loans in 2016. The Company defines subsequently redefaulted as a payment default within 12 months of the restructuring date.

The Company had total TDRs with a balance of $22.0 million and $16.1 million at June 30, 2017, and December 31, 2016, respectively. There were net charge-offs of TDR loans of $17,000 and net recoveries of TDR loans of $93,000 for the three months ended June 30, 2017, and 2016, respectively. There were net charge-offs of TDR loans of $60,000 and net recoveries of TDR loans of $866,000 for the six months ended June 30, 2017, and 2016, respectively. Net charge-offs on such loans are factored into the rolling historical loss rate, which is used in the calculation of the allowance for loan losses.
The Company is not committed to lend a material amount of additional funds as of June 30, 2017, or December 31, 2016, to customers with outstanding loans that are classified as impaired or as TDRs.
Pledged Loans
Presented in the following table is the unpaid principal balance of loans held for investment that were pledged to the Federal Home Loan Bank of Atlanta (“FHLB of Atlanta”) as collateral for borrowings under a blanket lien arrangement at June 30, 2017, and December 31, 2016:

(in thousands)	June 30, 2017	December 31, 2016
Commercial	$284,971	$257,645
Home equity lines of credit	108,550	93,560
Residential mortgage	210,317	223,013
Total	$603,838	$574,218
Indirect automobile loans with an unpaid principal balance of approximately $330.0 million and $311.4 million were pledged to the Federal Reserve Bank of Atlanta (“FRB”) at June 30, 2017, and December 31, 2016, respectively, as collateral for potential Discount Window borrowings under a blanket lien arrangement.
Impaired Loans
The following tables present by class the unpaid principal balance, recorded investment and related allowance for impaired legacy loans and acquired non PCI loans at June 30, 2017, and December 31, 2016. Legacy impaired loans include all TDRs and all other nonaccrual loans, excluding nonaccrual loans below the Company’s specific review threshold:

	June 30, 2017			December 31, 2016
(in thousands)	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance
Impaired Loans with Allowance
Commercial	$24,883	$21,973	$2,156	$17,337	$14,412	$993
SBA	6,584	3,674	218	4,671	1,956	156
Indirect automobile	2,873	2,406	288	2,655	2,151	246
Installment and personal lines of credit	454	404	244	283	235	235
Residential mortgage	2,653	2,579	538	3,178	3,117	703
Home equity lines of credit	1,171	1,044	420	1,279	1,171	333
Loans	$38,618	$32,080	$3,864	$29,403	$23,042	$2,666

	June 30, 2017		December 31, 2016
(in thousands)	Unpaid Principal Balance	Recorded Investment(1)	Unpaid Principal Balance	Recorded Investment(1)
Impaired Loans with No Allowance
Commercial	$5,840	$4,552	$7,267	$5,888
SBA	6,061	4,982	9,135	8,045
Construction	7,517	6,036	7,875	6,394
Installment and personal lines of credit	1,445	163	1,445	163
Residential mortgage	14,434	14,187	9,464	9,347
Home equity lines of credit	2,073	2,011	1,149	749
Loans	$37,370	$31,931	$36,335	$30,586
(1)The primary difference between the unpaid principal balance and recorded investment represents charge offs previously taken; it excludes accrued interest receivable due to materiality. Related allowance is calculated on the recorded investment, not the unpaid principal balance.

The average recorded investment in impaired loans and interest income recognized for the three and six months ended June 30, 2017, and 2016, by class, are summarized in the table below. Impaired loans include legacy impaired loans, which include all TDRs and all other nonaccrual loans. Interest income recognized during the periods on a cash basis was not material.

	Three Months Ended June 30,
	2017		2016
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$23,477	$247	$12,765	$149
SBA	8,665	89	11,528	35
Construction	6,072	—	5,522	5
Indirect automobile	2,425	57	2,033	53
Installment and personal lines of credit	451	45	425	27
Residential mortgage	14,920	59	6,887	25
Home equity lines of credit	2,364	23	629	25
Total	$58,374	$520	$39,789	$319

	Six Months Ended June 30,
	2017		2016
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$21,816	$386	$14,746	$332
SBA	8,857	190	12,464	191
Construction	6,173	1	5,736	9
Indirect automobile	2,331	109	2,156	125
Installment and personal lines of credit	423	79	430	55
Residential mortgage	14,341	107	6,195	70
Home equity lines of credit	2,158	39	650	48
Total	$56,099	$911	$42,377	$830
Credit Quality Indicators
The Company uses an asset quality ratings system to assign a numeric indicator of the credit quality and level of existing credit risk inherent in a loan ranging from 1 to 8, where a higher rating represents higher risk. Management regularly reviews loans in the portfolio to assess credit quality indicators and to determine appropriate loan classification and grading in accordance with the Company’s internal loan policy. These ratings are adjusted periodically as the Company becomes aware of changes in the credit quality of the underlying loans through its ongoing monitoring of the credit quality of the loan portfolio.
Indirect automobile loans typically receive a risk rating only when being downgraded to an adverse rating which typically occurs when payments of principal and interest are greater than 90 days past due. The Company uses a number of factors, including FICO scoring, to help evaluate the likelihood consumer borrowers will pay their credit obligations as agreed. The weighted-average FICO score for the indirect automobile portfolio was 754 for the six months ended June 30, 2017, and 752 for the year ended December 31, 2016.
The following are definitions of the loan rating categories:
•Pass – These categories include loans rated satisfactory with high, good, average or acceptable business and credit risk.
•Special Mention – A special mention loan has potential weaknesses that deserve management’s close attention.
•Substandard – A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. A substandard asset has a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt.
•Doubtful – Doubtful loans have all the weaknesses inherent in assets classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
•Loss – Loss loans are considered uncollectable and of such little value that their continuance as recorded assets is not warranted.

The following tables present the recorded investment in loans, by loan class and risk rating category, as of June 30, 2017, and December 31, 2016:

(in thousands)	June 30, 2017
Asset Rating	Commercial	SBA	Construction	Indirect Automobile	Installment and Personal Lines of Credit	Residential Mortgage	Home Equity Lines of Credit	Total
Pass	$741,052	$130,458	$235,591	$—	$30,298	$413,004	$140,479	$1,690,882
Special Mention	22,073	8,680	7,183	—	172	1,556	386	40,050
Substandard	33,574	6,173	6,152	4,659	755	18,984	3,801	74,098
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
	796,699	145,311	248,926	4,659	31,225	433,544	144,666	1,805,030
Ungraded Performing	—	—	—	1,527,102	—	—	—	1,527,102
Total	$796,699	$145,311	$248,926	$1,531,761	$31,225	$433,544	$144,666	$3,332,132

(in thousands)	December 31, 2016
Asset Rating	Commercial	SBA	Construction	Indirect Automobile	Installment and Personal Lines of Credit	Residential Mortgage	Home Equity Lines of Credit	Total
Pass	$721,133	$131,047	$229,978	$—	$32,521	$368,492	$129,847	$1,613,018
Special Mention	31,040	10,997	615	—	45	2,759	550	46,006
Substandard	32,564	7,735	8,317	4,003	659	15,331	2,769	71,378
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
	784,737	149,779	238,910	4,003	33,225	386,582	133,166	1,730,402
Ungraded Performing	—	—	—	1,571,862	—	—	—	1,571,862
Total	$784,737	$149,779	$238,910	$1,575,865	$33,225	$386,582	$133,166	$3,302,264
Acquired Loans
As part of the AEB acquisition on March 1, 2016, the Company acquired loans with a fair value of $147.3 million. Of this amount, $145.8 million were determined to have no evidence of deteriorated credit quality and are accounted for as acquired performing loans. The remaining $1.5 million were determined to have exhibited deteriorated credit quality since origination and were accounted for as PCI loans. There were no loans acquired in 2017.
The tables below show the balances acquired in 2016 for these two subsections of the portfolio as of the acquisition date. Contractually required principal and interest payments are based on a loan’s contractual rate and payment schedule at acquisition, assuming no loss or prepayment.
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

The carrying amount and outstanding balance at June 30, 2017, of the PCI loans from acquisitions prior to 2017 was $31.1 million and $41.6 million, respectively, and $37.3 million and $48.9 million, respectively, at December 31, 2016.
Changes in the accretable yield, or income expected to be collected on PCI loans for the six months ended June 30, 2017, and 2016, were as follows:

	For the Six Months Ended June 30,
(in thousands)	2017	2016
Beginning balance	$4,403	$3,797
Increase due to acquired loans	—	92
Accretion of income	(1,376)	(1,031)
Other activity, net (1)	—	182
Ending balance	$3,027	$3,040
(1)Includes changes in cash flows expected to be collected due to changes in timing of liquidation events, prepayment assumptions, etc.
6. Allowance for Loan Losses
A summary of changes in the allowance for loan losses (“ALL”) by loan portfolio type is as follows:

	Three Months Ended June 30, 2017
	Commercial Loans
(in thousands)	Commercial	SBA	Construction	Consumer	Mortgage	Unallocated	Total
Beginning balance	$9,449	$2,128	$2,322	$9,935	$5,810	$811	$30,455
Charge-offs	(123)	—	—	(1,700)	10	—	(1,813)
Recoveries	300	7	383	341	2	—	1,033
Net recoveries / (charge offs)	177	7	383	(1,359)	12	—	(780)
Provision for loan losses(1)	345	(186)	(341)	1,689	(132)	(625)	750
Ending balance	$9,971	$1,949	$2,364	$10,265	$5,690	$186	$30,425

	Three Months Ended June 30, 2016
	Commercial Loans
(in thousands)	Commercial	SBA	Construction	Consumer	Mortgage	Unallocated	Total
Beginning balance	$8,890	$2,062	$1,857	$8,466	$4,567	$884	$26,726
Charge-offs	(1,222)	(122)	—	(1,245)	(137)	—	(2,726)
Recoveries	1	21	264	400	19	—	705
Net (charge offs) / recoveries	(1,221)	(101)	264	(845)	(118)	—	(2,021)
Increase (decrease) in FDIC indemnification asset	150	—	(19)	73	—	—	204
Provision for loan losses(1)	1,268	153	(56)	1,173	472	118	3,128
Ending balance	$9,087	$2,114	$2,046	$8,867	$4,921	$1,002	$28,037

	Six Months Ended June 30, 2017
	Commercial Loans
(in thousands)	Commercial	SBA	Construction	Consumer	Mortgage	Unallocated	Total
Beginning balance	$9,331	$1,978	$2,176	$9,812	$5,755	$779	$29,831
Charge-offs	(255)	(85)	—	(3,535)	(41)	—	(3,916)
Recoveries	460	51	589	632	38	—	1,770
Net recoveries / (charge offs)	205	(34)	589	(2,903)	(3)	—	(2,146)
Decrease in FDIC indemnification asset	(110)	—	—	—	—	—	(110)
Provision for loan losses(1)	545	5	(401)	3,356	(62)	(593)	2,850
Ending balance	$9,971	$1,949	$2,364	$10,265	$5,690	$186	$30,425

	Six Months Ended June 30, 2016
	Commercial Loans
(in thousands)	Commercial	SBA	Construction	Consumer	Mortgage	Unallocated	Total
Beginning balance	$8,582	$2,433	$1,711	$8,668	$4,294	$776	$26,464
Charge-offs	(1,226)	(387)	—	(2,408)	(181)	—	(4,202)
Recoveries	723	21	797	758	20	—	2,319
Net (charge offs) / recoveries	(503)	(366)	797	(1,650)	(161)	—	(1,883)
Increase (decrease) in FDIC indemnification asset	97	—	(367)	74	24	—	(172)
Provision for loan losses(1)	911	47	(95)	1,775	764	226	3,628
Ending balance	$9,087	$2,114	$2,046	$8,867	$4,921	$1,002	$28,037
(1)Net of benefit attributable to FDIC indemnification asset.
The following tables present, by loan portfolio type, the balance in the ALL disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans:

	June 30, 2017
	Commercial Loans
(in thousands)	Commercial	SBA	Construction	Consumer	Mortgage	Unallocated	Total
Individually evaluated	$2,156	$218	$—	$532	$958	$—	$3,864
Collectively evaluated	7,577	1,731	2,339	9,726	4,718	186	26,277
Acquired with deteriorated credit quality	238	—	25	7	14	—	284
Total ALL	$9,971	$1,949	$2,364	$10,265	$5,690	$186	$30,425

Individually evaluated	$26,525	$8,656	$6,036	$2,973	$19,821	$—	$64,011
Collectively evaluated	746,225	136,160	242,146	1,559,891	552,555	—	3,236,977
Acquired with deteriorated credit quality	23,949	495	744	122	5,834	—	31,144
Total loans	$796,699	$145,311	$248,926	$1,562,986	$578,210	$—	$3,332,132

	December 31, 2016
	Commercial Loans
(in thousands)	Commercial	SBA	Construction	Consumer	Mortgage	Unallocated	Total
Individually evaluated	$993	$156	$—	$481	$1,036	$—	$2,666
Collectively evaluated	8,101	1,822	2,151	9,324	4,705	779	26,882
Acquired with deteriorated credit quality	237	—	25	7	14	—	283
Total ALL	$9,331	$1,978	$2,176	$9,812	$5,755	$779	$29,831

Individually evaluated	$20,300	$10,001	$6,394	$2,549	$14,384	$—	$53,628
Collectively evaluated	738,297	139,246	229,907	1,590,110	513,821	—	3,211,381
Acquired with deteriorated credit quality	26,140	532	2,609	209	7,765	—	37,255
Total loans	$784,737	$149,779	$238,910	$1,592,868	$535,970	$—	$3,302,264
The determination of the overall allowance for credit losses has two components, the allowance for originated loans and the allowance for acquired loans.
Total loans includes acquired loans of $230.3 million and $275.5 million at June 30, 2017, and December 31, 2016, respectively, which were recorded at fair value when acquired. The ALL for acquired loans is evaluated at each reporting date subsequent to acquisition. For acquired performing loans, an allowance is determined for each loan pool using a methodology similar to that used for originated loans and then compared to the remaining fair value discount for that pool. For PCI loans, estimated cash flows expected to be collected are re-evaluated at each reporting date for each loan pool. The methodology also considers the remaining fair value discounts recognized upon acquisition associated with acquired performing loans in estimating a general allowance and also includes establishing an ALL for PCI loans that have deteriorated since acquisition.

7. Other Real Estate
The following table segregates the other real estate (“ORE”) by type:

(in thousands)	June 30, 2017	December 31, 2016
Commercial	$2,498	$6,625
Residential	835	1,514
Undeveloped property	6,049	6,675
Total ORE, net	$9,382	$14,814
The following table summarizes the changes in ORE:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Beginning balance	$11,284	$19,482	$14,814	$18,677
ORE acquired in acquisition	—	—	—	809
Transfers of loans to ORE	706	2,252	1,700	4,934
Sales	(2,554)	(3,106)	(6,239)	(5,409)
Write-downs	(54)	(7)	(893)	(390)
Ending balance	$9,382	$18,621	$9,382	$18,621
At June 30, 2017, and December 31, 2016, the recorded investment of residential mortgage loans formally in the process of foreclosure proceedings was approximately $4.1 million and $2.0 million, respectively.
8. Fair Value of Financial Instruments
Valuation Methodologies and Fair Value Hierarchy
The primary financial instruments that the Company carries at fair value include investment securities available-for-sale, derivative instruments including Interest Rate Lock Commitments (“IRLCs”), and residential mortgage loans held-for-sale.
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
The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumption used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument. Because mortgage loans held-for-sale are generally sold within a few weeks of origination, they are unlikely to demonstrate any of the credit weaknesses discussed above and as a result, the amount of any credit related adjustments to fair value during the three and six months ended June 30, 2017, and 2016, was insignificant.
Recurring Fair Value Measurements
The following tables present certain information regarding the financial assets measured at fair value on a recurring basis by level within the fair value hierarchy based on the inputs used to estimate the fair value at the measurement date. There were no transfers between Levels 1, 2, and 3, during the three and six months ended June 30, 2017, and 2016.

		June 30, 2017
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale	$130,371	$—	$130,371	$—
Mortgage loans held-for-sale	279,292	—	279,292	—
Other assets(1)	7,181	—	—	7,181
Other liabilities(1)	(560)	—	—	(560)

		December 31, 2016
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale	$144,310	$—	$144,310	$—
Mortgage loans held-for-sale	252,712	—	252,712	—
Other assets(1)	7,111	—	—	7,111
Other liabilities(1)	(1,065)	—	—	(1,065)
(1)Includes mortgage-related IRLCs and derivative financial instruments to hedge interest rate risk. IRLCs are recorded on a gross basis.
The following table presents a reconciliation of all other assets and other liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2017, and 2016. The changes in the fair value of economic hedges were recorded in noninterest income from mortgage banking activities in the Consolidated Statements of Comprehensive Income and are designed to partially offset the change in fair value of the financial instruments referenced in the following table:

	As of or for the Three Months Ended June 30,
	2017		2016
(in thousands)	Other Assets(1)	Other Liabilities(1)	Other Assets(1)	Other Liabilities(1)
Beginning balance	$8,025	$(2,349)	$7,181	$(2,497)
Total gains / (losses) included in earnings:
Issuances	7,181	(560)	8,738	(5,041)
Settlements and closed loans	(8,145)	2,349	(7,806)	2,497
Expirations	120	—	625	—
Ending balance	$7,181	$(560)	$8,738	$(5,041)

	As of or for the Six Months Ended June 30,
	2017		2016
(in thousands)	Other Assets(1)	Other Liabilities(1)	Other Assets(1)	Other Liabilities(1)
Beginning balance	$7,111	$(1,065)	$4,022	$(651)
Total gains / (losses) included in earnings:
Issuances	15,206	(2,909)	15,919	(7,538)
Settlements and closed loans	(15,383)	3,414	(11,806)	3,148
Expirations	247	—	603	—
Ending balance	$7,181	$(560)	$8,738	$(5,041)
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

		June 30, 2017
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$24,061	$—	$—	$24,061
ORE, net	5,097	—	—	5,097
Residential mortgage servicing rights	34,156	—	—	34,156
SBA servicing rights	1,490	—	—	1,490

		December 31, 2016
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$22,338	$—	$—	$22,338
ORE, net	9,396	—	—	9,396
Residential mortgage servicing rights	44,600	—	—	44,600

Quantitative Information about Level 3 Fair Value Measurements
The following table shows the valuation technique and range, including weighted average, of the significant unobservable inputs and assumptions used in the fair value measurement of the Company’s Level 3 assets and liabilities:

	Fair Value at
($ in thousands)	June 30, 2017	December 31, 2016	Valuation Technique	Unobservable Inputs	Range/Weighted Average at June 30, 2017	Range/Weighted Average at December 31, 2016
Nonrecurring:
Impaired loans	$24,061	$22,338	Appraised value less estimated selling costs	Estimated selling costs	0% - 10.00% 9.76%	0% - 10.00% 9.69%
Other real estate	5,097	9,396	Discounted appraisals less estimated selling costs	Estimated selling costs	0% - 10.00% 9.32%	0% - 10.00% 9.13%
Residential mortgage servicing rights	34,156	44,600	Discounted cash flows	Discount rate	9.64% - 11.25% 9.93%	9.64% - 11.13% 9.91%
				Modeled prepayment speeds	8.00% - 16.69% 8.37%	7.47% - 18.03% 7.98%
SBA servicing rights	1,490	—	Discounted cash flows	Discount rate	13.13%	N/A
				Modeled prepayment speeds	9.19%	N/A
Recurring:
IRLCs	4,587	3,231	Pricing model	Modeled pull-through ratio	82.50%	82.50%
Forward commitments	2,034	2,815	Investor pricing	Pricing spreads	90.00% - 105.17% 102.49%	90.00% - 106.14% 101.94%
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
Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value less estimated selling costs. A loan is considered impaired if it is probable that the Company will be unable to collect all amounts contractually due according to the terms of the loan agreement. Measuring the impairment of loans using the present value of expected future cash flows, discounted at the loan’s effective interest rate, is not considered a fair value measurement. For collateral-dependent loans, fair value is measured based on the value of the collateral securing these loans and is classified as Level 3 in the fair value hierarchy. Collateral may include real estate or business assets, including equipment, inventory and accounts receivable. The value of real estate collateral is determined based on appraisals prepared by qualified licensed appraisers ordered by the Company’s internal appraisal department, which is independent of the Company’s lending function. If significant, the value of business equipment is based on an appraisal by qualified licensed appraisers ordered by the Company; otherwise, the equipment’s net book value on the business’s financial statements is the basis for the value of business equipment. Inventory and accounts receivable collateral are valued based on independent field examiner review or aging reports. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business. Impaired loans are evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

Foreclosed assets are adjusted to fair value less estimated selling costs upon transfer of the loans to ORE, which becomes the new carrying value of the ORE. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value less estimated selling costs. Fair value is based on independent market prices, appraised values of the collateral, sales agreements, or management’s estimation of the value of the collateral using market data including recent sales activity for similar assets in the property’s market. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the property. Management continues to evaluate the appropriateness of appraised values on at least an annual basis.
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
The significant unobservable input used in the fair value measurement of the Company’s IRLCs is the pull-through ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. Generally, the fair value of an IRLC is positive (negative) if the prevailing interest rate is lower (higher) than the IRLC rate. Therefore, an increase in the pull-through ratio (i.e., higher percentage of loans are estimated to close) will result in the fair value of the IRLC increasing if in a gain position, or decreasing if in a loss position. The pull-through ratio is largely dependent on the processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock. The pull-through ratio is estimated based on calculations provided by the secondary marketing department using historical data. The estimated pull-through ratio is periodically reviewed by the Company’s Secondary Marketing Department of the Mortgage Banking Division for reasonableness.
Forward commitments are instruments that are used to hedge the value of the IRLCs and mortgage loans held-for-sale. The Company takes investor commitments to sell a loan or pool of newly originated loans to an investor for an agreed upon price for delivery in the future. This type of forward commitment is also known as a mandatory commitment. Generally, the fair value of a forward commitment is negative (positive) if the prevailing interest rate is lower (higher) than the current commitment interest rate. The value of these commitments is ultimately determined by the investor that sold the commitment and represents a significant unobservable input used in the fair value measurement of the Company’s forward commitments.
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
The servicing value is included in the fair value of the mortgage loans held-for-sale and initially recognized at the time the Company enters into IRLCs with borrowers. The mark-to-market adjustments related to loans held-for-sale and the associated economic hedges are reported as part of noninterest income from mortgage banking activities in the consolidated statements of comprehensive income.
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held-for-sale for which the fair value option (“FVO”) has been elected as of June 30, 2017, and December 31, 2016. There were no loans held-for-sale that were 90 days or more past due or in nonaccrual status at June 30, 2017, or December 31, 2016.

(in thousands)	Aggregate Fair Value June 30, 2017	Aggregate Unpaid Principal Balance at June 30, 2017	Aggregate Fair Value Over Unpaid Principal
Residential mortgage loans held-for-sale	$279,292	$271,991	$7,301

(in thousands)	Aggregate Fair Value December 31, 2016	Aggregate Unpaid Principal Balance at December 31, 2016	Aggregate Fair Value Over Unpaid Principal
Residential mortgage loans held-for-sale	$252,712	$250,096	$2,616
Net gains resulting from the change in fair value of these loans for the three months ended June 30, 2017, and 2016, were $1.4 million and $4.4 million, respectively, and $4.7 million and $5.9 million for the six months ended June 30, 2017, and 2016, respectively.
Fair Value of Financial Instruments
The estimated fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. In cases where quoted market prices for the Company’s various financial instruments are not available, fair values are based on settlements using present value or other valuation techniques. Those techniques are significantly affected by the imprecision in estimating unobservable inputs and the assumptions used, including the discount rate and estimates of future cash flows. While the Company believes its valuation methods are appropriate, the derived fair value estimates cannot be substantiated by comparison to independent markets, and, in many cases, could not be realized in immediate settlement of the instruments. In that regard, the aggregate fair value amounts presented in the tables below do not represent the underlying value of the Company.
The following tables include the carrying amount and estimated fair value, as well as the level within the fair value hierarchy, of the Company’s financial instruments. The fair value estimates presented are based upon relevant information available to management as of June 30, 2017, and December 31, 2016:

		Fair Value Measurements at June 30, 2017
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial instruments (assets):
Cash and cash equivalents	$430,547	$430,547	$—	$—	$430,547
Investment securities available-for-sale	130,371	—	130,371	—	130,371
Investment securities held-to-maturity	15,593	—	11,615	4,049	15,664
Total loans, net (1)	3,696,417	—	279,292	3,138,865	3,418,157
Financial instruments (liabilities):
Noninterest-bearing demand deposits	1,082,966	—	—	1,082,966	1,082,966
Interest-bearing deposits	2,816,830	—	—	2,815,576	2,815,576
Short-term borrowings	164,896	—	164,896		164,896
Subordinated debt	120,521	—	114,975	—	114,975

		Fair Value Measurements at December 31, 2016
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial instruments (assets):
Cash and cash equivalents	$149,711	$149,711	$—	$—	$149,711
Investment securities available-for-sale	144,310	—	144,310	—	144,310
Investment securities held-to-maturity	16,583	—	12,438	4,096	16,534
Total loans, net (1)	3,737,761	—	252,712	3,236,345	3,489,057
Financial instruments (liabilities):
Noninterest-bearing demand deposits	964,900	—	—	964,900	964,900
Interest-bearing deposits	2,665,694	—	—	2,664,872	2,664,872
Short-term borrowings	243,351	—	243,351	—	243,351
Subordinated debt	120,454	—	114,537	—	114,537
(1)Includes $279,292 and $252,712 in residential mortgage loans held-for-sale at June 30, 2017, and December 31, 2016, respectively, for which the Company has elected FVO.
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
The fair value of the Company’s borrowings is estimated based on the quoted market price for the same or similar issued or on the current rates offered for debt of the same remaining maturities.
For off-balance sheet instruments, fair values are based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing for loan commitments and letters of credit. Fees related to these instruments were immaterial at June 30, 2017, and December 31, 2016, and the carrying amounts represent a reasonable approximation of their fair values. Loan commitments, letters and lines of credit, and similar obligations typically have variable interest rates and clauses that deny funding if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the foregoing schedule.
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

The following table presents the net position of securities sold under repurchase agreements:

(in thousands)	June 30, 2017	December 31, 2016
Securities sold under repurchase agreements (1)	$13,607	$18,351
Fair value of securities pledged	16,755	19,183
Net position of overnight repurchase agreements	$3,148	$832
(1)Included as part of Short-term borrowings on the Consolidated Balance Sheets
The following table summarizes the collateral type pledged for the securities sold under repurchase agreements presented above:

(in thousands)	June 30, 2017	December 31, 2016
Municipal securities	$4,417	$5,568
Residential mortgage-backed securities	12,338	13,615
Total fair value of securities pledged	$16,755	$19,183
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
9. Derivative Financial Instruments
Gains/(losses) of $945,000 and $(1.0) million were recorded for the three months ended June 30, 2017, and 2016, respectively, and gains of $575,000 and $327,000 were recorded for the six months ended June 30, 2017, and 2016, respectively, for all mortgage-related derivatives, and are included in the Consolidated Statements of Comprehensive Income as part of noninterest income from mortgage banking activities.
The Company’s derivative positions were as follows:

	Contract or Notional Amount as of
(in thousands)	June 30, 2017	December 31, 2016
Forward rate commitments	$566,494	$429,283
Interest rate lock commitments	297,455	174,835
Total derivatives contracts	$863,949	$604,118
The Company’s derivative contracts are not subject to master netting arrangements.
10. Earnings Per Common Share
Earnings per common share (“EPS”) were calculated as follows:

	Three Months Ended June 30,
($ in thousands, except per share data)	2017	2016
Net income	$8,892	$6,645

Weighted average common shares outstanding - basic (1)	26,433	25,481
Effect of dilutive stock options and warrants (2)	114	480
Weighted average common shares outstanding – diluted	26,547	25,961

EPS:
Basic	$0.34	$0.26
Diluted	$0.33	$0.26

	Six Months Ended June 30,
($ in thousands, except per share data)	2017	2016
Net income	$19,419	$11,186

Weighted average common shares outstanding - basic (1)	26,384	24,877
Effect of dilutive stock options and warrants (2)	128	524
Weighted average common shares outstanding – diluted	26,512	25,401

EPS:
Basic	$0.74	$0.45
Diluted	$0.73	$0.44
(1)Includes participating securities related to unvested restricted stock awards, net of forfeitures during the period
(2)Effect of dilutive stock options and warrants includes the dilutive effect of additional potential common shares issuable under contracts outstanding during each respective period
As of June 30, 2017, there were 562,500 common stock options excluded as potentially dilutive. As of June 30, 2016, there were 465,000 common stock options which were not included in the potentially dilutive stock options and warrants. These shares were not included in the computation of diluted EPS because they were anti-dilutive in the period (i.e., the options’ exercise price was greater than the average market price of the common shares.)
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

(in thousands)	June 30, 2017	December 31, 2016
Servicing rights
Residential mortgage	$94,750	$86,131
SBA	5,312	5,707
Indirect automobile	8,154	7,457
Total servicing rights	$108,216	$99,295
Residential Mortgage Loans
The Company typically sells certain first-lien residential mortgage loans to third party investors, primarily Fannie Mae, Ginnie Mae, and Freddie Mac. The Company retains the related mortgage servicing rights (“MSRs”) and receives servicing fees on certain of these loans. During the three months ended June 30, 2017, and 2016, the Company sold $573.8 million and $637.2 million in residential mortgage loans, respectively, with servicing retained. During the six months ended June 30, 2017, and 2016, the Company sold $1,070.7 million and $1,110.7 million in residential mortgage loans, respectively, with servicing retained.
The net gain on loan sales, MSR amortization and recoveries/impairment, and ongoing servicing fees on the portfolio of loans serviced for others are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from mortgage banking activities. During the three months ended June 30, 2017, and 2016, the Company recorded gains on sales of residential mortgage loans of $21.4 million and $22.7 million, respectively. During the six months ended June 30, 2017, and 2016, the Company recorded gains on sales of residential mortgage loans of $40.0 million and $37.9 million, respectively.
During the three months ended June 30, 2017, and 2016, the Company recorded servicing fee income of $5.4 million and $4.6 million, respectively. During the six months ended June 30, 2017, and 2016, the Company recorded servicing fee income of $10.7 million and $9.1 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s MSRs and impairment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Residential mortgage servicing rights
Beginning carrying value, net	$91,387	$69,927	$86,131	$72,766
Additions	7,331	7,151	13,756	12,245
Amortization	(3,332)	(3,610)	(6,490)	(6,882)
(Impairment) / recoveries, net (1)	(636)	(8,569)	1,353	(13,230)
Ending carrying value, net	$94,750	$64,899	$94,750	$64,899
(1)Principally reflects changes in market interest rates and prepayment speeds, both of which affect future cash flow projections

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Residential mortgage servicing impairment
Beginning balance	$7,163	$14,184	$9,152	$9,523
Additions	2,304	8,602	2,361	14,424
Recoveries	(1,668)	(33)	(3,714)	(1,194)
Ending balance	$7,799	$22,753	$7,799	$22,753
The fair value of MSRs, key metrics, and the sensitivity of the fair value to adverse changes in model inputs and/or assumptions are summarized below:

($ in thousands)	June 30, 2017	December 31, 2016
Residential Mortgage Servicing Rights
Fair Value	$97,753	$88,502
Composition of residential loans serviced for others:
Fixed-rate	99.53%	99.47%
Adjustable-rate	0.47%	0.53%
Total	100.00%	100.00%
Remaining term (years)	25.7	25.7
Modeled prepayment speed	8.37%	7.98%
Decline in fair value due to a 10% adverse change	$(3,392)	$(2,918)
Decline in fair value due to a 20% adverse change	(6,484)	(5,643)
Weighted average discount rate	9.93%	9.91%
Decline in fair value due to a 10% adverse change	$(3,977)	$(3,619)
Decline in fair value due to a 20% adverse change	(7,654)	(6,889)
As demonstrated in the table above, the Company’s methodology is highly sensitive to changes in model inputs and/or assumptions. The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As indicated, changes in fair value based on adverse changes in model inputs and/or assumptions generally cannot be extrapolated because the relationship of the change in input or assumption to the change in fair value may not be linear. In addition, the effect of an adverse variation in a particular input or assumption on the fair value of the MSRs is calculated without changing any other input or assumptions. In reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which may magnify or counteract the effect of the change.

Information about the asset quality of residential mortgage loans serviced by the Company is shown in the table below:

Residential mortgage loans serviced	June 30, 2017			Net Charge-offs for the Six Months Ended June 30, 2017
	Unpaid Principal Balance	Delinquent (days)
(in thousands)		30 to 89	90+
Serviced for others	$8,381,867	$13,095	$9,937	$—
Held-for-sale	271,991	—	—	—
Held-for-investment	431,492	40	9,909	36
Total residential mortgage loans serviced	$9,085,350	$13,135	$19,846	$36
Loans serviced for others are not included in the Consolidated Balance Sheets as they are not assets of the Company.
Mortgage Recourse Liability
During the last five years ended June 30, 2017, the Company has sold approximately 50,000 loans with a principal balance of approximately $12.3 billion. Purchasers generally have recourse to return a sold loan to the Company under limited circumstances. As seller, the Company has made various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance with origination criteria established by the purchasers. In the event of a breach of these representations and warranties, the Company is obligated to repurchase loans with identified defects and/or to indemnify the purchasers. Some of these conditions include underwriting errors or omissions, fraud or material misstatements, and invalid collateral values. The contractual obligation arises only when the breach of representations and warranties is discovered and repurchase/indemnification is demanded. Generally, the maximum amount the Company would be required to pay would be equal to the unpaid principal balance of such loans that are deemed to have defects that were sold to purchasers, plus accrued interest, return of the premium received at the time of the loan sale, and reimbursement of certain expenses. To date, the claims to the Company from the purchasers to be paid upon repurchase or paid because of indemnification have been insignificant. In addition, the Company’s loan sale contracts define a condition in which the borrower defaults during a short period of time as an early payment default (“EPD”). In the event of an EPD, the Company may be required to return the premium paid for the loan, pay certain administrative fees, and may be required to repurchase the loan or indemnify the purchaser unless an EPD waiver is obtained. The Company also makes a number of representations and warranties that it will service the originated loans in accordance with investor servicing guidelines and standards.
Management recognizes the potential risk from costs related to breaches of representations and warranties made in connection with residential loan sales and subsequent required repurchases, indemnifications, and EPD claims. As a result, the Company has established a liability to cover potential costs related to these events based on historical experience, adjusted for any risk factors not captured in the historical losses, current business volume, and known claims outstanding. The recourse liability totaled $1.4 million at June 30, 2017, and December 31, 2016, respectively, and management believes this amount is adequate for potential exposure related to loan sale indemnification, repurchase loans, and EPD claims. There is a significant degree of judgment involved in estimating the recourse liability as the estimation process is inherently uncertain and subject to imprecision. Management will continue to monitor the adequacy of the reserve level and may decide that further additions to the reserve are appropriate in the future. However, there can be no assurance that the current balance of this reserve will prove sufficient to cover actual future losses.
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
SBA Loans
The Company has executed certain transfers of SBA loans with third parties. These loans, which are typically partially guaranteed by the SBA or otherwise credit enhanced, are generally secured by business property such as real estate, inventory, equipment, and accounts receivable. During the three months ended June 30, 2017, and 2016, the Company sold $9.6 million and $17.3 million in SBA loans, respectively, with servicing retained. During the six months ended June 30, 2017, and 2016, the Company sold $23.7 million and $28.8 million in SBA loans, respectively, with servicing retained.
The Company retains the loan servicing rights and receives ongoing servicing fees on the portfolio of loans serviced for others. The net gain on SBA loan sales, amortization and recoveries/impairment of servicing rights, and ongoing servicing fees are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from SBA lending activities. During the three months ended June 30, 2017, and 2016, the Company recorded gains on sales of SBA loans of $63,000 and $1.3 million, respectively. During the six months ended June 30, 2017, and 2016, the Company recorded gains on sales of SBA loans of $1.2 million and $1.9 million, respectively.

During the three months ended June 30, 2017, and 2016, the Company recorded servicing fee income of $633,000 and $604,000, respectively. During the six months ended June 30, 2017, and 2016, the Company recorded servicing fee income of $1.3 million and $1.2 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.
The table below is an analysis of the activity in the Company’s SBA loan servicing rights and impairment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
SBA loan servicing rights
Beginning carrying value, net	$5,662	$5,449	$5,707	$5,358
Additions	270	513	662	806
Amortization	(577)	(338)	(994)	(653)
(Impairment) / recoveries, net (1)	(43)	123	(63)	236
Ending carrying value, net	$5,312	$5,747	$5,312	$5,747
(1)Principally reflects changes in market interest rates and prepayment speeds, both of which affect future cash flow projections

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
SBA servicing rights impairment
Beginning balance	$20	$130	$—	$243
Additions	43	—	63	—
Recoveries	—	(123)	—	(236)
Ending balance	$63	$7	$63	$7
The fair value of the SBA loan servicing rights, key metrics, and the sensitivity of the fair value to adverse changes in the model inputs and/or assumptions are summarized below:

($ in thousands)	June 30, 2017	December 31, 2016
SBA loan servicing rights
Fair Value	$6,209	$6,424
Composition of loans serviced for others:
Fixed-rate	—%	0.19%
Adjustable-rate	100.00%	99.81%
Total	100.00%	100.00%
Remaining term (years)	19.3	19.6
Modeled prepayment speed	9.19%	8.62%
Decline in fair value due to a 10% adverse change	$(160)	$(161)
Decline in fair value due to a 20% adverse change	(312)	(314)
Weighted average discount rate	13.13%	13.13%
Decline in fair value due to a 10% adverse change	$(218)	$(226)
Decline in fair value due to a 20% adverse change	(420)	(443)
As demonstrated in the table above, the Company’s methodology is highly sensitive to changes in model inputs and/or assumptions. The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As indicated, changes in fair value based on adverse changes in model inputs and/or assumptions generally cannot be extrapolated because the relationship of the change in input or assumption to the change in fair value may not be linear. In addition, the effect of an adverse variation in a particular input or assumption on the value of the SBA loan servicing rights is calculated without changing any other input or assumption. In reality, changes in one factor may magnify or counteract the effect of the change.

Information about the asset quality of SBA loans serviced by the Company is shown in the table below:

	June 30, 2017			Net Charge-offs for the Six Months Ended June 30, 2017
SBA loans serviced	Unpaid Principal Balance
		Delinquent (days)
(in thousands)		30 to 89	90+
Serviced for others	$279,271	$2,009	$2,510	$—
Held-for-sale	15,418	—	—	—
Held-for-investment	419,112	2,555	2,510	34
Total SBA loans serviced	$713,801	$4,564	$5,020	$34
Loans serviced for others are not included in the Consolidated Balance Sheets as they are not assets of the Company.
Indirect Automobile Loans
The Company purchases, on a nonrecourse basis, consumer installment contracts secured by new and used vehicles purchased by consumers from franchised motor vehicle dealers and select independent dealers. A portion of the indirect automobile loans is sold with servicing retained and the Company receives ongoing servicing fees on the portfolio of loans serviced for others. During the three months ended June 30, 2017, and 2016, the Company sold $152.0 million and $176.0 million in indirect automobile loans, respectively with servicing retained. During the six months ended June 30, 2017, and 2016, the Company sold $344.4 million and $347.8 million in indirect automobile loans, respectively with servicing retained.
The gain on loan sales, amortization of servicing rights, and ongoing servicing fees are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from indirect lending activities. During the three months ended June 30, 2017, and 2016, the Company recorded gains on sales of indirect automobile loans of $2.1 million and $3.2 million, respectively. During the six months ended June 30, 2017, and 2016, the Company recorded gains on sales of indirect automobile loans of $5.3 million and $6.1 million, respectively.
During the three months ended June 30, 2017, and 2016, the Company recorded servicing fee income of $2.4 million and $2.3 million, respectively. During the six months ended June 30, 2017, and 2016, the Company recorded servicing fee income of $4.5 million and $4.3 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.
The table below is an analysis of the activity in the Company’s indirect automobile loan servicing rights:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Indirect automobile loan servicing rights
Beginning carrying value	$7,990	$7,504	$7,457	$6,820
Additions	1,021	1,402	2,424	2,699
Amortization	(857)	(732)	(1,727)	(1,345)
Ending carrying value	$8,154	$8,174	$8,154	$8,174
The Company has not recorded impairment on its indirect automobile loan servicing rights.

The fair value of the indirect automobile loan servicing rights, key metrics, and the sensitivity of the fair value to adverse changes in model inputs and/or assumptions are summarized below:

($ in thousands)	June 30, 2017	December 31, 2016
Indirect automobile loan servicing rights
Fair value	$8,169	$7,579
Composition of loans serviced for others:
Fixed-rate	100%	100%
Adjustable-rate	—%	—%
Total	100%	100%
Remaining term (years)	4.8	4.8
Modeled prepayment speed	18.95%	18.95%
Decline in fair value due to a 10% adverse change	$(205)	$(190)
Decline in fair value due to a 20% adverse change	(401)	(371)
Weighted average discount rate	6.74%	6.94%
Decline in fair value due to a 10% adverse change	$(75)	$(71)
Decline in fair value due to a 20% adverse change	(148)	(141)
As demonstrated in the table above, the Company’s methodology is highly sensitive to changes in model inputs and/or assumptions. The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As indicated, changes in fair value based on adverse changes in model inputs and/or assumptions generally cannot be extrapolated because the relationship of the change in input or assumption to the change in fair value may not be linear. In addition, the effect of an adverse variation in a particular input or assumption on the fair value of the indirect automobile loan servicing rights is calculated without changing any other input or assumption. In reality, changes in one factor may magnify or counteract the effect of the change.
Information about the asset quality of the indirect automobile loans serviced by the Company is shown in the table below:

	June 30, 2017			Net Charge-offs for the Six Months Ended June 30, 2017
Indirect automobile loans serviced	Unpaid Principal Balance
		Delinquent (days)
(in thousands)		30 to 89	90+
Serviced for others	$1,216,296	$2,442	$2,069	$1,544
Held-for-sale	100,000	—	—	—
Held-for-investment	1,531,761	2,967	2,420	2,870
Total indirect automobile loans serviced	$2,848,057	$5,409	$4,489	$4,414
Loans serviced for others are not included in the Consolidated Balance Sheets as they are not assets of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis reviews important factors affecting our financial condition at June 30, 2017 compared to December 31, 2016, and compares the results of operations for the three and six months ended June 30, 2017, and 2016. These comments should be read in conjunction with our consolidated financial statements and accompanying notes appearing in this Quarterly Report on Form 10-Q and the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2016. All percentage and dollar variances noted in the following analysis are calculated from the balances presented in the accompanying consolidated financial statements.
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

Selected Financial Data
The following table contains selected consolidated financial data and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and unaudited consolidated financial statements and accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q:

	As of or for the Three Months Ended			As of or for the Six Months Ended
($ in thousands, except per share data)	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	June 30, 2016
INCOME STATEMENT DATA:
Interest income	$39,578	$37,642	$36,806	$77,220	$71,098
Interest expense	5,832	5,408	4,963	11,240	9,961
Net interest income	33,746	32,234	31,843	65,980	61,137
Provision for loan losses	750	2,100	3,128	2,850	3,628
Noninterest income	35,056	37,370	29,971	72,426	54,857
Noninterest expense	54,551	50,572	48,125	105,122	94,683
Net income	8,892	10,527	6,645	19,419	11,186
PERFORMANCE:
Earnings per common share - basic	$0.34	$0.40	$0.26	$0.74	$0.45
Earnings per common share - diluted	0.33	0.40	0.26	0.73	0.44
Book value per common share	14.21	14.09	13.17	14.21	13.17
Tangible book value per common share	13.72	13.58	12.60	13.72	12.60
Cash dividends paid per common share	0.12	0.12	0.12	0.24	0.24
Return on average assets	0.78%	0.97%	0.64%	0.87%	0.55%
Return on average shareholders' equity	9.58%	11.78%	8.07%	10.61%	7.03%
Net interest margin	3.20%	3.21%	3.30%	3.20%	3.29%
END OF PERIOD BALANCE SHEET SUMMARY:
Total assets	$4,609,280	$4,531,057	$4,281,927	$4,609,280	$4,281,927
Earning assets	4,267,358	4,192,919	3,860,181	4,267,358	3,860,181
Loans, excluding loans held-for-sale	3,332,132	3,354,926	3,190,707	3,332,132	3,190,707
Total deposits	3,899,796	3,755,108	3,569,606	3,899,796	3,569,606
Shareholders' equity	379,399	371,302	335,870	379,399	335,870
Assets serviced for others	9,877,434	9,553,855	8,699,107	9,877,434	8,699,107
DAILY AVERAGE BALANCE SHEET SUMMARY:
Total assets	$4,579,531	$4,409,492	$4,207,171	$4,496,217	$4,076,575
Earning assets	4,245,954	4,082,544	3,891,966	4,164,249	3,767,251
Loans, excluding loans held-for-sale	3,339,694	3,320,992	3,161,676	3,330,343	3,094,142
Total loans	3,736,026	3,718,260	3,590,929	3,727,143	3,482,436
Total deposits	3,798,523	3,644,047	3,470,966	3,721,285	3,344,868
Shareholders' equity	372,323	362,321	331,056	369,027	320,004
Assets serviced for others	9,685,378	9,382,261	8,480,382	9,533,820	8,321,362
ASSET QUALITY RATIOS:
Net charge-offs, annualized to average loans	0.09%	0.16%	0.25%	0.13%	0.12%
Allowance to period-end loans	0.91%	0.91%	0.88%	0.91%	0.88%
Nonperforming assets to total loans, ORE and repossessions	1.50%	1.60%	1.55%	1.50%	1.55%
Allowance to nonperforming loans, ORE and repossessions	0.54x	0.51x	0.49x	0.54x	0.49x
SELECTED RATIOS:
Loans to total deposits	85.44%	89.34%	89.39%	85.44%	89.39%
Average total loans to average earning assets	87.99%	91.08%	92.27%	89.50%	92.44%
Noninterest income to revenue	46.97%	49.82%	44.88%	48.40%	43.55%
Leverage ratio	8.36%	8.48%	8.46%	8.36%	8.46%
Common equity tier 1 capital	8.61%	8.37%	8.18%	8.61%	8.18%
Tier 1 risk-based capital	9.76%	9.51%	9.35%	9.76%	9.35%
Total risk-based capital	12.47%	12.20%	12.06%	12.47%	12.06%
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
During the remainder of 2017, we expect to continue to leverage our acquisitions to expand our footprint and customer base to focus on growth and profitability in growth markets. Organic growth remains our focus, while we emphasize systems and efficiencies to provide support for our continued growth. We are also continuing to focus on asset quality, revenue growth, deposit growth, and quality loan growth at a well-maintained capital level. We believe the commencement of mortgage retail lending activities in Tennessee, as well as expanding our mortgage retail lending in Florida through the addition of new lenders, will provide growth in that area. Our investment in the Wealth Management business is expected to contribute to earnings by the end of the year.
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
Our lending activities are significantly influenced by the local economic environments in the markets we serve. We have grown our consumer installment, mortgage, construction and commercial loan portfolios organically and through acquisitions. Our loan portfolio is well diversified among consumer, commercial, and real estate lending. The credit quality of the loans we have originated continues to be strong.
We derive about half of our revenues from noninterest income sources such as service charges on loan and deposit accounts, fees on other products and services and income from mortgage banking, indirect automobile, and SBA activities. The majority of the noninterest income earned from these sources is generated from gains on sales of loans including recognition of gain on loan servicing on the majority of loans sold. The retained servicing obligation generates servicing revenue over the life of the loans sold. The revenue generated from gains on sales of loans and related servicing is partially offset by amortization and possible impairment of the related servicing rights. Servicing rights are amortized in proportion to the estimated future servicing income on the underlying loans sold. Impairment on servicing rights is recorded based on changes in the estimated and actual prepayment speeds and default rates and losses on the underlying loans sold. During the six months ended June 30, 2017, impairment recovery on mortgage servicing rights was recorded as part of noninterest income from mortgage banking activities. The impairment recovery occurred as estimated future prepayment speeds stabilized during the period, and subsequently, the estimated remaining life of the servicing income on the underlying loans serviced for others extended slightly.
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
Financial Performance
We recorded net income for the three months ended June 30, 2017 of $8.9 million compared to $6.6 million for the same period in 2016, an increase of $2.2 million, or 33.8%. For the six months ended June 30, 2017, we recorded net income of $19.4 million compared to $11.2 million for the same period in 2016, an increase of $8.2 million, or 73.6%.
Basic and diluted earnings per common share for the three months ended June 30, 2017, were $0.34 and $0.33, respectively, compared to $0.26 for both basic and diluted earnings per common share, for the same period last year. For the six months ended June 30, 2017, basic and diluted earnings per common share were $0.74 and $0.73, respectively, compared to $0.45 and $0.44, respectively, for the same period last year.
The primary driver of the increase in net income for the three months ended June 30, 2017, was an increase of $5.1 million, or 17.0%, in noninterest income, stemming from an additional $7.7 million of income from mortgage banking activities, due to $7.9 million decrease in MSRs impairment in the previous period. In addition, the year over year increase in average earning assets of $354.0 million, or 9.1%, contributed an additional $1.9 million, in net interest income. The decrease in the provision for loan losses also added $2.4 million to net income due to improved credit quality from a year ago. These increases in earnings were partially offset by changes in noninterest expense of $6.4 million due to increased salaries and benefits, commissions from higher production, and professional and other services.
The primary driver of the increase in net income for the six months ended June 30, 2017, was an increase of $17.6 million, or 32.0%, stemming from an additional $18.8 million of income from mortgage banking activities, due to a $14.6 million positive swing in MSRs impairment, as compared to the previous period. The primary offset to the income was higher noninterest expense in the amount of $10.4 million, or 11.0%, as compared to the previous period. Increases in salaries and benefits, commissions, and professional and other services were noted due to an increase in the FTE count of approximately 120, or 9.5%, year over year. There were also higher expenses paid to outside third parties, primarily for ongoing projects to build the operating infrastructure, gather data to comply with new and existing regulations, and compliance with new accounting standards.
On a linked-quarter basis, net income was $1.6 million, or 15.5%, lower. Net interest income increased by $1.5 million due to an increase in total interest-earning assets, and provision for loan losses was lower by $1.4 million due to improved credit quality. These increases were offset by a decrease of $2.3 million in noninterest income, primarily created by lower gains on loan sales and a non-recurring gain recorded in the previous quarter, and an increase of $4.0 million in noninterest expense stemming from increased salaries and benefits, commission costs due to the increase in mortgage production, and professional and other services, as further described below.
Results of Operations
Net Income
Net income for the quarter and the six months ended June 30, 2017 was $8.9 million and $19.4 million, respectively, an increase of $2.2 million and $8.2 million, or 33.8% and 73.6%, respectively, compared to the same periods in 2016. For the quarter, the increased earnings were primarily a result of higher earning assets that contributed to an additional $1.9 million in net interest income, $7.7 million in noninterest income from mortgage banking activities, and $2.4 million less in provision for loan losses due to improved credit quality from a year ago. These increases in earnings were partially offset by changes in noninterest expense of $6.4 million due to increased salaries and benefits, commissions from higher production, and professional and other services. For the year-to-date comparison, the increased earnings was primarily a result of noninterest income related to the mortgage banking activities of $18.8 million, offset by increased noninterest expense of $10.4 million.
Interest Income
Interest income was $39.6 million and $77.2 million for the quarter and the six months ended June 30, 2017, respectively, an increase of $2.8 million and $6.1 million, or 7.5% and 8.6%, respectively, compared to the same periods in 2016. Year over year, average loans for the quarter increased by $145.1 million, or 4.0%, compared to the same period a year ago, with an increase in the yield on loans of 9 basis point to 4.04%, which was the primary reason for the increase in interest income.
On a linked-quarter basis, interest income increased by $1.9 million, or 5.1%, primarily due to the increase in average loans during the quarter of $17.8 million, or 0.5%, mainly in the indirect automobile and residential mortgage loan portfolios.
Interest Expense
Interest expense for the quarter of $5.8 million reflects an increase of $869,000, or 17.5%, as compared to the same quarter a year ago, primarily due to an increase in interest expense on deposits. A $232.1 million increase in average interest-bearing deposits for the quarter was due to the Bank’s continued deposit marketing campaign. Also contributing to the year over year increase in interest expense was an increase of 5 basis points in the rate paid on interest-bearing deposits. Other short-term borrowings also experienced an increase in the rate paid for the quarter, which was 32 basis points higher as a result of the impact of the three 25 basis point increases in the prime rate in the past twelve months.
On a linked-quarter basis, interest expense increased by $424,000, or 7.8%, primarily due to an increase in average interest-bearing deposits of $87.8 million, or 3.3%. The Bank continued its deposit marketing campaign, primarily in the Florida markets, which has been focused on attracting money market deposits. In addition, the rate paid increased by 4 basis points as compared to the prior linked-quarter as a result of the impact of the three 25 basis point increases in the prime rate over the past six months, including an increase effective June 15, 2017, which will be fully reflected in the third quarter.
Net Interest Margin
As compared to the same period a year ago, net interest income (tax equivalent) rose by $1.9 million to $33.8 million, or an increase of 5.9%, for the quarter, primarily due to a year over year increase of $354.0 million, or 9.1%, in average earning assets. This increase was partially offset by an increase in interest expense as average interest-bearing deposits grew by $232.1 million, or 9.1%, and the rate paid increased by 5 basis points.
The net interest margin was 3.20% for the quarter, a decrease of 10 basis points, as compared to 3.30% for the same period in 2016. The growth in lower-yielding other earning assets, mainly cash held in interest-bearing bank deposits, contributed to the decrease in the net interest margin, partially offset by steady growth in loan yields of 9 basis points. The decrease in the net interest margin was also driven by the higher cost of funds for the quarter, primarily resulting from an increase in the rate paid on interest-bearing deposits of 5 basis points.
On a linked-quarter basis, net interest income (tax equivalent) grew by $1.5 million, or 4.6%, to $33.8 million, primarily as the result of an increase of $163.4 million, or 4.0%, in average earning assets, partially offset by an increase of $85.9 million million, or 2.8%, in interest-bearing liabilities and an increase of 3 basis points in the cost of funds.
In comparison to the prior linked-quarter, the net interest margin decreased by 1 basis point to 3.20%, primarily due to an increase of 3 basis points in the rate paid on interest-bearing liabilities, partially offset by the benefit of higher average noninterest-bearing demand deposits which grew by $66.7 million, or 6.9% .
Taxable-equivalent Interest Income
The interest income earned on certain assets is completely or partially exempt from federal income and state taxes. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of yields and margins for all earning assets, we also provide revenue on a taxable-equivalent basis by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP in the Consolidated Statements of Comprehensive Income.
The following is a reconciliation of interest income as reported in the Consolidated Statements of Comprehensive Income to interest income on a taxable-equivalent basis:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Interest income, GAAP basis	$39,578	$36,806	$77,220	$71,098
Taxable-equivalent adjustment	79	99	171	521
Interest income, taxable-equivalent basis	$39,657	$36,905	$77,391	$71,619

Average Balances, Interest and Yields (Unaudited)

	For the Three Months Ended
	June 30, 2017			June 30, 2016
($ in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans, net of unearned income(1)	$3,736,026	$37,593	4.04%	$3,590,929	$35,297	3.95%
Investment securities(1)	164,037	1,216	2.97%	202,000	1,490	2.97%
Other earning assets	345,891	848	0.98%	99,037	118	0.48%
Total interest-earning assets	4,245,954	39,657	3.75%	3,891,966	36,905	3.81%
Noninterest-earning assets:
Cash and due from banks	44,132			29,956
Allowance for loan losses	(30,116)			(26,674)
Premises and equipment, net	87,332			88,070
Other real estate	10,907			19,481
Other assets	221,322			204,372
Total noninterest-earning assets	333,577			315,205
Total assets	$4,579,531			$4,207,171

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand and money market	$1,363,651	$1,261	0.37%	$1,129,179	$723	0.26%
Savings deposits	357,712	287	0.32%	355,801	283	0.32%
Time deposits	1,049,248	2,343	0.90%	1,053,538	2,205	0.84%
Total interest-bearing deposits	2,770,611	3,891	0.56%	2,538,518	3,211	0.51%
Short-term borrowings	243,359	502	0.83%	244,944	311	0.51%
Subordinated debt	120,505	1,439	4.79%	120,372	1,441	4.81%
Total interest-bearing liabilities	3,134,475	5,832	0.75%	2,903,834	4,963	0.69%
Noninterest-bearing liabilities and shareholders' equity:
Demand deposits	1,027,909			932,448
Other liabilities	44,824			39,833
Shareholders' equity	372,323			331,056
Total noninterest-bearing liabilities and stockholders' equity	1,445,056			1,303,337
Total liabilities and shareholders’ equity	$4,579,531			$4,207,171
Net interest income/spread		$33,825	3.00%		$31,942	3.12%
Net interest margin			3.20%			3.30%
(1)Interest income includes the effect of taxable equivalent adjustment using a 35% tax rate

	For the Six Months Ended
	June 30, 2017			June 30, 2016
($ in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans, net of unearned income(1)	$3,727,143	$73,721	3.99%	$3,482,435	$68,287	3.94%
Investment securities(1)	167,945	2,471	2.97%	200,016	3,147	3.16%
Other earning assets	269,161	1,199	0.90%	84,800	185	0.44%
Total interest-earning assets	4,164,249	77,391	3.75%	3,767,251	71,619	3.82%
Noninterest-earning assets:
Cash and due from banks	41,355			29,243
Allowance for loan losses	(29,952)			(26,863)
Premises and equipment, net	87,562			85,315
Other real estate	12,527			19,688
Other assets	220,477			201,941
Total noninterest-earning assets	331,969			309,324
Total assets	$4,496,218			$4,076,575

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand and money market	$1,304,303	$2,205	0.34%	$1,090,730	$1,417	0.26%
Savings deposits	372,359	632	0.34%	357,972	588	0.33%
Time deposits	1,050,073	4,503	0.86%	1,035,611	4,471	0.87%
Total interest-bearing deposits	2,726,735	7,340	0.54%	2,484,313	6,476	0.52%
Short-term borrowings	244,310	894	0.74%	248,152	605	0.49%
Subordinated debt	120,488	3,006	5.03%	120,355	2,880	4.81%
Total interest-bearing liabilities	3,091,533	11,240	0.73%	2,852,820	9,961	0.70%
Noninterest-bearing liabilities and shareholders' equity:
Demand deposits	994,548			860,555
Other liabilities	41,110			43,196
Shareholders' equity	369,027			320,004
Total noninterest-bearing liabilities and stockholders' equity	1,404,685			1,223,755
Total liabilities and shareholders’ equity	$4,496,218			$4,076,575
Net interest income/spread		$66,151	3.02%		$61,658	3.12%
Net interest margin			3.20%			3.29%
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
The provision for loan losses was $750,000 and $2.9 million for the three and six months ended June 30, 2017, respectively, a decrease of $2.4 million and $778,000, respectively, compared to the same periods in 2016. The primary reason for the lower provision for loan losses was overall improved credit quality and lower net loan charge-offs for the quarter, led primarily by recoveries in the construction and commercial portfolios.
On a linked-quarter basis, the provision for loan losses decreased by $1.4 million, as loan quality remained strong during the quarter coupled with a decrease in net charge-offs compared to the previous quarter. Annualized net charge-offs improved to 0.09% from 0.16% of total loans as compared to the prior quarter as successful collection and recovery efforts drove net recoveries in the commercial and construction portfolios.
The following schedule summarizes the changes in the allowance for loan losses for the periods indicated:

	As of or for the Six Months Ended June 30,		Year Ended December 31,
($ in thousands)	2017	2016	2016
Balance at beginning of period	$29,831	$26,464	$26,464
Net charge-offs:
Commercial	205	(503)	(1,426)
SBA	(34)	(366)	(305)
Construction	589	797	2,157
Consumer	(2,903)	(1,650)	(3,747)
Mortgage	(3)	(161)	(846)
Total net charge-offs	(2,146)	(1,883)	(4,167)
Decrease in FDIC indemnification asset	(110)	(172)	(697)
Provision for loan losses(1)	2,850	3,628	8,231
Balance at end of period	$30,425	$28,037	$29,831

Annualized ratio of net charge-offs to average loans outstanding, net	0.13%	0.12%	0.13%
Allowance for loan losses as a percentage of loans	0.91%	0.88%	0.90%
Allowance for loan losses as a percentage of loans, excluding acquired loans (2)	0.98%	0.97%	0.99%
(1)Net of benefit attributable to FDIC indemnification asset
(2)Excludes the recorded investment of acquired loans, due to valuation calculated at acquisition
Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio at June 30, 2017. The allowance for loan losses as a percentage of loans outstanding at the end of the current quarter and the second quarter of 2016, was 0.91%, and 0.88%, respectively. The allowance for loan losses as a percentage of loans outstanding, excluding acquired loans, at the end of the second quarter of 2017, and 2016, was 0.98%, and 0.97%, respectively.

Noninterest Income
The categories of noninterest income, and the dollar and percentage change between periods, are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Service charges on deposit accounts	$1,481	$1,433	$48	3.3%	$2,936	$2,803	$133	4.7%
Other fees and charges	2,021	1,858	163	8.8	3,892	3,524	368	10.4
Mortgage banking activities	26,956	19,287	7,669	39.8	52,825	34,022	18,803	55.3
Indirect lending activities	3,640	4,782	(1,142)	(23.9)	8,066	9,046	(980)	(10.8)
SBA lending activities	681	1,893	(1,212)	(64.0)	2,499	3,127	(628)	(20.1)
Bank owned life insurance	419	494	(75)	(15.2)	858	948	(90)	(9.5)
Securities gains	—	200	(200)	(100.0)	—	282	(282)	(100.0)
Other	(142)	24	(166)	(691.7)	1,350	1,105	245	22.2
Total noninterest income	$35,056	$29,971	$5,085	17.0	$72,426	$54,857	$17,569	32.0
Noninterest income for the three and the six months ended June 30, 2017 was $35.1 million and $72.4 million, respectively, which increased by $5.1 million, or 17.0%, and $17.6 million, or 32.0%, respectively, as compared to the same period in 2016. These increases were primarily due to a net increase in noninterest income from mortgage banking activities of $7.7 million, or 39.8%, and $18.8 million, or 55.3%, for the three and the six months ended June 30, 2017, respectively. The stability of market interest rates over the year resulted in a smaller net MSR impairment of $636,000 for the quarter as compared to net MSR impairment of $8.6 million for the same period a year ago, driving $7.9 million of the year over year, and a $14.6 million year to date change in noninterest income from mortgage banking activities.
Partially offsetting the year over year increase in noninterest income from mortgage banking activities was a decrease of $1.1 million, or 23.9%, in noninterest income from indirect lending activities and a decrease of $1.2 million, or 64.0%, in noninterest income from SBA lending activities, primarily due to a year over year decrease in gains on loan sales. As compared to the same quarter a year ago, indirect loan sales decreased by $24.0 million, or 13.6%, and SBA loan sales decreased by $7.7 million, or 44.3%.
On a linked quarter basis, noninterest income decreased by $2.3 million, or 6.2%, largely due to a net decrease in other noninterest income of $1.6 million, or 109.5%, as a change in insurance providers resulted in a non-recurring gain of $1.0 million recorded in previous quarter. Decreases were also noted in indirect lending activities of $786,000, or 17.8%, and SBA lending activities of $1.1 million, or 62.5%, as lower volume of loans sold resulted in lower gains on loan sales in both portfolios. As compared to the prior linked-quarter, indirect loan sales decreased by $40.4 million, or 26.6%, and SBA loan sales decreased by $4.4 million, or 45.7%. Mortgage banking activities was positively impacted by an increase of $1.1 million, or 4.20%, in gains on sale and fees stemming from increased mortgage production of $247.4 million, or 44.7%, and consistent product margins.
Noninterest Expense
The categories of noninterest expense, and the dollar and percentage change between periods, are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Salaries and employee benefits	$25,852	$22,576	$3,276	14.5%	$51,290	$45,630	$5,660	12.4%
Commissions	9,384	9,366	18	0.2	16,882	15,965	917	5.7
Occupancy, net	4,700	4,013	687	17.1	8,864	8,397	467	5.6
Professional and other services	5,052	3,600	1,452	40.3	9,119	7,633	1,486	19.5
Other	9,563	8,570	993	11.6	18,967	17,058	1,909	11.2
Total noninterest expense	$54,551	$48,125	$6,426	13.4	$105,122	$94,683	$10,439	11.0
Noninterest expense was $54.6 million and $105.1 million for the three and six months ended June 30, 2017, respectively, an increase of $6.4 million and $10.4 million, or 13.4% and 11.0%, respectively, as compared to the same period in 2016, mostly due to increased expenses associated with organic growth, primarily in the mortgage and Wealth Management divisions.
Salaries and benefits increased by $3.3 million and $5.7 million, or 14.5% and 12.4%, respectively, for the three and the six months ended June 30, 2017, as compared to the same periods in 2016. The increase was primarily due to the approximate growth in the number of full-time equivalent employees of 59, or 4.5%, during the quarter and 120, or 9.5%, year over year, as well as increases in bonuses and incentives, overtime pay, and temporary help. The cost of employee benefits also increased by $271,000 for the quarter and $953,000 for the six months, compared to the same periods in 2016, due to both the increase in employee headcount and increased cost of benefits.
Occupancy expense increased by $687,000, or 17.1% and $467,000, or 5.6%, for the quarter and the six months ended June

30, 2017, respectively, as compared to the same periods in 2016, mainly due to increases in rental and property tax expenses as new mortgage production offices were established in Florida.
Professional and other services expense increased by $1.5 million, or 40.3%, and $1.5 million, or 19.5%, for the quarter and the six months ended June 30, 2017, respectively, mostly due to higher expenses paid to outside third parties, primarily for ongoing projects to build the operating infrastructure, gather data to comply with new and existing regulations, and compliance with new accounting standards.
Other noninterest expense increased by $1.0 million and $1.9 million, or 11.6% and 11.2%, respectively, for the quarter and the six months ended June 30, 2017, as compared to the same periods in 2016, mainly due to increases in operating costs as a result of the year over year growth in locations, customers and transactions.
On a linked-quarter basis, total noninterest expense increased by $4.0 million, or 7.9% for the quarter. Commission expense increased by $1.9 million, or 25.2%, primarily due to higher mortgage loan production and to a lesser degree, due to guaranteed commissions paid to new mortgage originators in expansion markets executed lately in the first quarter. Salaries and employee benefits grew by $414,000, or 1.6%, for the prior linked-quarter, mainly due to new hires in the mortgage and Wealth Management divisions. Professional and other services expense was $1.0 million, or, 24.2%, higher due to higher expenses paid to outside third parties, primarily for ongoing projects to build the operating infrastructure, gather data to comply with new and existing regulations, and compliance with new accounting standards.
Income Tax Expense
Income tax expense was $4.6 million and $11.0 million, for the three and six months ended June 30, 2017, respectively, an increase of $693,000 and $4.5 million, or 69.5% and 69.5%, respectively, as compared to the same periods in 2016. The primary driver of these changes was the level of pre-tax income reported for each period. The effective tax rate for the three months ended June 30, 2017 was 34.1%, as compared to 37.1% for the same period in the prior year. The decrease in the effective tax rate in 2017 is primarily driven by an increase in permanent favorable book/tax differences as a percentage of pretax book income, mainly related to the adoption of ASU 2016-09, “Improvements to Employee Share-based Payment Accounting,” which changed book/tax differences relating to stock compensation, and Florida tax credits.
Financial Condition
Total assets grew to $4.6 billion at June 30, 2017, an increase of $219.6 million, or 5.0%, compared to December 31, 2016, primarily driven by an increase in cash and cash equivalents which grew $280.8 million, or 187.6%, as a result of an increase in total deposits of $269.2 million, or 7.4%, due to successful campaigns in 2017. In addition, total assets were impacted by a decrease of $70.6 million, or 15.2%, in loans held-for-sale due to fluctuations in the pipelines. Loans held-for-investment increased by $29.9 million, or 0.9%, due to new loan production. The excess cash from deposit marketing campaigns was used to pay off $75.0 million in FHLB advances during 2017.
Loans
Total loans of $3.7 billion at June 30, 2017, decreased by $40.8 million, or 1.1%, as compared to December 31, 2016. Consistent with industry trends influenced by rising interest rates, loan production has slowed in the indirect automobile and commercial portfolios. The Bank continues to generate organic new business, evidenced by average loan balances increasing by approximately $112.7 million, as compared to December 31, 2016, as well as leveraging its expansion into new markets, as shown through solid production in the residential mortgage and HELOC portfolios. Loans held for sale fell by $70.6 million, or 15.2%, during the year to $394.7 million, primarily due to slowing of loan sales in the indirect automobile market.
Fair Value Adjustments
Loan servicing rights increased by $8.9 million, or 9.0%, to $108.2 million at June 30, 2017, compared to December 31, 2016. Cumulative production and sales of residential mortgage, SBA, and indirect auto loans continued to grow and generate a net increase in servicing rights.
On a linked quarter basis, loan servicing rights increased by $3.2 million, or 3.0%, to $108.2 million. Mortgage servicing rights (MSRs), the primary component of loan servicing rights, contributed the majority of the change, increasing by $3.4 million, slightly offset by the change in indirect and SBA loan servicing rights for the quarter.
The increase in MSRs was primarily driven by increased sales of mortgage loans with servicing retained to $573.8 million for the quarter, an increase of $76.9 million, or 15.5%, in comparison to the prior linked-quarter. This increase was partially offset by a slight increase in impairment during the quarter as a result of higher early prepayments and lower mortgage rates. Early prepayments were higher for the quarter, primarily due to sales and purchases of new homes. Slightly lower mortgage rates also contributed to payoffs for refinances during the quarter.
The current estimated fair market value of the MSRs was $97.8 million at June 30, 2017, an excess of $3.0 million over the net carrying value recorded. If interest rates trend upward, the fair market value would theoretically increase with a corresponding decrease in early prepayment expectations and some portion of the cumulative impairment recorded may be recovered. However, the value of the MSRs is highly dependent on current market rates so any interest rate volatility could significantly impact the value of the asset and the recorded impairment, either positively or negatively.

Fair value gains on the portfolio of mortgage loans held for sale, interest rate lock commitments (“IRLCs”) and hedge items was $13.9 million at June 30, 2017, an increase of $2.4 million, or 20.3%, during the quarter. The increase in recorded gains was primarily attributable to the increase in mortgage loans held for sale marked to market value as the base of IRLC's decreased slightly by quarter end as summer home buying began to taper. Since the Bank hedges its mortgage pipeline and held for sale portfolio, the volatility of these items due to interest rate movements collectively should be minimal.
Asset Quality
The following schedule summarizes our asset quality as of or for the three months ended for the dates indicated:

($ in thousands)	June 30, 2017	December 31, 2016	June 30, 2016
NONPERFORMING ASSETS
Nonaccrual loans (2) (6)	$37,894	$35,358	$33,435
Loans past due 90 days or more and still accruing	7,210	6,189	3,653
Repossessions	1,779	2,274	1,067
Other real estate (ORE)	9,382	14,814	18,621
Nonperforming assets	$56,265	$58,635	$56,776
ASSET QUALITY RATIOS
Loans 30-89 days past due	$7,181	$7,707	$6,705
Loans 30-89 days past due to loans	0.22%	0.23%	0.21%
Loans past due 90 days or more and still accruing to loans	0.22%	0.19%	0.11%
Nonperforming loans as a % of loans	1.35%	1.26%	1.16%
Nonperforming assets to loans, ORE, and repossessions	1.51%	1.55%	1.55%
Classified Asset Ratio (4)	20.14%	21.22%	21.79%
ALL to nonperforming loans	67.46%	71.81%	75.60%
Net charge-offs, annualized to average loans	0.09%	0.28%	0.25%
ALL as a % of loans	0.91%	0.90%	0.88%
ALL as a % of loans, excluding acquired loans(5)	0.98%	0.99%	0.97%
CLASSIFIED ASSETS
Classified loans (1)	$71,040	$68,128	$62,120
ORE and repossessions	11,162	17,088	16,396
Total classified assets (3)	$82,202	$85,216	$78,516

(1)Amount of SBA guarantee included in classified loans	$7,458	$7,735	$5,007
(2)Amount of repurchased GNMA government-guaranteed loans, primarily residential mortgage loans, included in nonaccrual loans	$12,502	$7,771	$2,388
(3)Classified assets include loans having a risk rating of substandard or worse, both accrual and nonaccrual, repossessions and ORE, net of loss share and purchase discounts
(4)Classified asset ratio is defined as classified assets as a percentage of the sum of Tier 1 capital plus allowance for loan losses
(5)Allowance calculation excludes the recorded investment of acquired loans, due to valuation calculated at acquisition
(6)Excludes purchased credit impaired (PCI) loans which are not removed from their accounting pool
The Bank had $22.0 million in troubled debt restructured loans at June 30, 2017, of which $18.9 million were accruing loans and $3.1 million were on nonaccrual and included in nonperforming assets in the table above.
The decrease in nonperforming assets of $2.4 million from December 31, 2016 to June 30, 2017 was primarily due to decreases in ORE property and repossessions of $5.4 million and $495,000, respectively, offset by an increase of $2.5 million in nonaccrual loans and an increase in loans past due 90 days or more and still accruing of $1.0 million. Included in nonaccrual loans are certain repurchased GNMA government-guaranteed loans. Our loss exposure on government-guaranteed loans is mitigated by the government guarantee in whole or in part.
Management believes it has been proactive in charging down and charging-off these nonperforming assets as appropriate. Management's assessment of the overall loan portfolio is that loan quality and performance have improved in recent years. Management believes it is being aggressive in evaluating credit relationships and proactive in addressing problems.
When a loan is classified as nonaccrual, to the extent collection is in question, previously accrued interest is reversed and interest income is reduced by the interest accrued in the current year. If any portion of the accrued interest was accrued in a previous period, accrued interest is reversed. If such nonaccrual loans had been on a full accrual basis, interest income on these loans for the six months ended June 30, 2017 would have been $876,000.

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
Mortgage Recourse Liability
During the last five years ended June 30, 2017, the Company has sold approximately 50,000 loans with a principal balance of approximately $12.3 billion. As seller, the Company has made various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance with origination criteria established by the purchasers. In the event of a breach of these representations and warranties, the Company is obligated to repurchase loans with identified defects and/or to indemnify the purchasers. Some of these conditions include underwriting errors or omissions, fraud or material misstatements, and invalid collateral values. The contractual obligation arises only when the breach of representations and warranties is discovered and repurchase/indemnification is demanded. Generally, the maximum amount the Company would be required to pay would be equal to the unpaid principal balance of such loans that are deemed to have defects that were sold to purchasers, plus accrued interest, return of the premium received at the time of the loan sale, and reimbursement of certain expenses. To date, the claims to the Company from the purchasers to be paid upon repurchase or paid because of indemnification have been insignificant. In addition, the Company’s loan sale contracts define a condition in which the borrower defaults during a short period of time as an early payment default (“EPD”). In the event of an EPD, the Company may be required to return the premium paid for the loan, pay certain administrative fees, and may be required to repurchase the loan or indemnify the purchaser unless an EPD waiver is obtained.
Management recognizes the potential risk from costs related to breaches of representations and warranties made in connection with residential loan sales and subsequent required repurchases, indemnifications, and EPD claims. As a result, the Company has established a liability to cover potential costs related to these events based on historical experience, adjusted for any risk factors not captured in the historical losses, current business volume, and known claims outstanding. The recourse liability totaled $1.4 million at June 30, 2017, and December 31, 2016. Management believes this amount is adequate for potential exposure related to loan sale indemnification, repurchase loans, and EPD claims. Management will continue to monitor the adequacy of the reserve level and may decide that further additions to the reserve are appropriate. However, there can be no assurance that the current balance of this reserve will prove sufficient to cover actual future losses.
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
Other Assets
Other assets were $60.5 million at June 30, 2017 compared to $69.1 million at December 31, 2016, a decrease of $8.7 million. This decrease was in multiple categories primarily FHLB stock of $2.9 million due to paydown of FHLB advances, escrow receivable advance of $2.2 million, FDIC indemnification assets of $1.5 million due to expiration of loss share agreement, other miscellaneous assets of $1.2 million, and intangible assets of $682,000 due primarily to amortization of the core deposit intangible.
Deposits
Total deposits at June 30, 2017 were $3.9 billion, an increase of $269.2 million, or 7.4%, compared to December 31, 2016, primarily due to growth in the interest-bearing demand and money market category of $221.6 million, or 18.2%, and in non-interest bearing demand deposits of $118.1 million or 12.2%; partially offset by decreases of $63.1 million in savings deposits, and $7.4 million in time deposits, respectively.
The majority of the $221.6 million increase in interest-bearing demand and money market deposits occurred primarily due to increased volume in the demand and money market category as a result of an increase of $146.1 million in Florida deposits, as compared to December 31, 2016. During 2017, the Bank continued its deposit marketing program, increasing the number of demand deposit accounts.
For the noninterest-bearing demand deposits category, the majority of the $118.1 million increase occurred in escrow deposits due to normal growth compared to December 31, 2016, as escrow deposits typically grow in the first and second quarters and are drawn down in the third and fourth quarters to pay insurance and property taxes.

The following table summarizes average deposit composition and average rate paid for the periods presented:

	For the Three Months Ended
	June 30, 2017			March 31, 2017			June 30, 2016
($ in millions)	Average Amount	Rate	Percent of Total Deposits	Average Amount	Rate	Percent of Total Deposits	Average Amount	Rate	Percent of Total Deposits
Noninterest-bearing demand deposits	$1,027.9	—%	27.1%	$961.1	—%	26.4%	$932.4	—%	26.9%
Interest-bearing deposits:
Demand and money market	1,363.7	0.37%	35.9%	1,245.0	0.31%	34.2%	1,129.2	0.26%	32.5%
Savings deposits	357.7	0.32%	9.4%	387.0	0.36%	10.6%	355.8	0.32%	10.2%
Time deposits	1,049.3	0.90%	27.6%	1,050.9	0.83%	28.8%	1,053.5	0.84%	30.4%
Total average deposits	$3,798.6	0.41%	100.0%	$3,644.0	0.38%	100.0%	$3,470.9	0.37%	100.0%

	For the Six Months Ended
	June 30, 2017			June 30, 2016
($ in millions)	Average Amount	Rate	Percent of Total Deposits	Average Amount	Rate	Percent of Total Deposits
Noninterest-bearing demand deposits	$994.5	—%	26.7%	$860.6	—%	25.7%
Interest-bearing deposits:
Demand and money market	1,304.3	0.34%	35.1%	1,090.7	0.26%	32.6%
Savings deposits	372.4	0.34%	10.0%	358.0	0.33%	10.7%
Time deposits	1,050.1	0.86%	28.2%	1,035.6	0.87%	31.0%
Total average deposits	$3,721.3	0.40%	100.0%	$3,344.9	0.39%	100.0%
Average core deposits, including noninterest-bearing demand deposits, grew by $331.9 million, and $156.2 million, or 13.7% and 6.0%, compared to the same quarter in 2016, and the previous quarter, respectively, mainly due to growth in escrow accounts and demand and money market accounts.
Time deposits that met or exceeded the FDIC insurance limit of $250,000 were $180.0 million, and $181.4 million at June 30, 2017, and December 31, 2016, respectively.
Borrowings
Short-term borrowings decreased by $78.5 million, or 32.2%, compared to December 31, 2016, primarily as a result of paydowns of FHLB advances, during the year, of $75.0 million, due to excess cash from the deposit marketing campaign.
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
Sources of the Bank’s liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities; investment securities eligible for sale or pledging to secure borrowings from dealers and customers pursuant to securities sold under agreements to repurchase; loan repayments; loan sales; deposits and certain interest-sensitive deposits; brokered deposits; a collateralized line of credit at the Federal Reserve Bank of Atlanta (“FRB”) Discount Window; a collateralized line of credit from the Federal Home Loan Bank of Atlanta (“FHLB”); and, to a lesser extent, borrowings under unsecured overnight Federal funds lines available from correspondent banks. The principal demands for liquidity are new loans, anticipated fundings under unfunded credit commitments to customers and deposit withdrawals. Substantially all of FSC’s liquidity is obtained from capital raises and dividends from its wholly-owned subsidiaries, LionMark Insurance Company and the Bank, which are limited by applicable law.
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
Shareholders’ Equity
Shareholders’ equity was $379.4 million at June 30, 2017, and $362.6 million at December 31, 2016. The increase of $16.8 million in shareholders’ equity during the six months ended June 30, 2017 was attributable to net income earned during the six months of 2017 of $19.4 million, partially offset by cash dividends declared on common shares during 2017 of $6.3 million. The remainder of the increase is attributable to stock issued through employee programs.
On May 5, 2017, we filed a shelf registration statement with the SEC for up to $100 million of common stock, preferred stock, warrants, or debt securities, to be issued from time to time for general corporate purposes which may include funding bank and non-bank subsidiaries, financing business expansion, or refinancing or extending the maturity of debt obligations and investments at the holding company level. The amount was available to be issued as of June 15, 2017, which was the date that the SEC issued a Notice of Effectiveness. As of June 30, 2017, we have not issued any securities under the shelf registration statement.
Capital Ratios
FSC is regulated by the Board of Governors of the Federal Reserve Board and is subject to the securities registration and public reporting regulations of the SEC. The Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Georgia Department of Banking and Finance.
The Bank must comply with regulatory capital requirements established by its regulators. Failure to meet minimum regulatory capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific regulatory capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. These regulatory capital standards require us to maintain minimum ratios of “Tier 1” capital to total risk-weighted assets and total capital to risk-weighted assets of 6.00% and 8.00%, respectively. Tier 1 capital is comprised of total shareholders’ equity calculated in accordance with generally accepted accounting principles, excluding accumulated other comprehensive income, less intangible assets and disallowed portions of our loan servicing rights. Total capital is comprised of Tier 1 capital plus certain adjustments, the largest of which is our qualifying subordinated debt, as well as the allowable portion of the allowance for loan losses. Risk-weighted assets refer to our on- and off-balance sheet exposures, adjusted for their related risk levels using formulas set forth in FDIC regulations.
In addition to the risk-based capital requirements described above, we are subject to a leverage capital requirement, which calls for a minimum ratio of Tier 1 capital to quarterly average total assets of 4.00%. The Tier 1 leverage ratio does not assign risk weights to assets. The Bank is also subject to a Common Equity Tier 1 ("CET1") capital to total risk-weighted assets ratio of 4.50%. CET1 is comprised of Tier 1 capital less amounts attributable to qualifying non-cumulative perpetual preferred stock and minority interests in consolidated subsidiaries.
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

The Basel III final capital framework, among other things: (i) introduces the CET1 capital measure; (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements; (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expands the scope of the adjustments as compared to existing regulations, such as deducting a much larger portion of the value of mortgage servicing rights from Tier 1 capital.
On July 2, 2013, the FRB approved the final rules implementing the BCBS's Basel III capital guidelines (“final rules”) for U.S. banking organizations. Under the final rules, minimum requirements will increase for both the quantity and quality of capital we maintain. The rules include a new CET1 capital to risk-weighted assets ratio of 4.50% and a capital conservation buffer of 2.5% of risk-weighted assets in addition to the minimum risk-based capital requirements. This capital conservation buffer began phasing in on January 1, 2016 at 0.625% of risk-weighted assets and continues to increase at the same rate each subsequent year until reaching its final level of 2.5% of risk-weighted assets on January 1, 2019. As of January 1, 2017, the capital conservation buffer was 1.25% of risk-weighted assets. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.00% to 6.00% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments.
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
Prompt Corrective Action
In July 2013, the final rules implementing the BCBS's Basel III capital guidelines increased regulatory capital requirements of U.S. banking organizations in a manner that more closely reflected risk exposures, and brought the regulatory capital framework into compliance with Basel III. The final rules revised the level at which the Bank becomes subject to corrective action. The federal banking agencies have broad powers with which to require companies to take prompt corrective action to resolve problems of insured depository institutions that do not meet minimum capital requirements. The law establishes five capital categories for this purpose: (i) well-capitalized; (ii) adequately capitalized; (iii) undercapitalized; (iv) significantly undercapitalized; and (v) critically undercapitalized. The final rules amended the thresholds in the prompt corrective action framework to reflect the higher capital ratios required.
Under the final rules, to be considered “adequately capitalized,” or “well-capitalized”, an institution generally must meet the capital measures as laid out on the table below:

	Adequately Capitalized	Adequately Capitalized	Well Capitalized	Well Capitalized
	(minimum)	(with buffer for 2017)	(minimum)	(with buffer for 2017)
Total risk-based capital	8.00%	9.25%	10.00%	11.25%
Tier 1 risk-based capital	6.00%	7.25%	8.00%	9.25%
CET 1 capital	4.50%	5.75%	6.50%	7.75%
Leverage ratio	4.00%	N/A	5.00%	N/A
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
To continue to conduct our business as currently conducted, we must maintain capital levels well above the minimum regulatory requirements. At June 30, 2017, the Bank’s capital ratios exceeded the well capitalized and regulatory minimum ratios discussed above.

The following tables sets forth the minimum regulatory capital requirements for the Bank under FDIC regulations and the Bank’s regulatory capital ratios at June 30, 2017, and December 31, 2016:

Fidelity Bank	June 30, 2017		December 31, 2016
($ in thousands)	Amount	Percent	Amount	Percent
Common Equity Tier 1 Capital:
Actual	$345,831	8.930%	$337,337	8.580%
Minimum	174,271	4.500%	176,925	4.500%
Tier 1 Capital:
Actual	$361,604	9.340%	$352,601	8.970%
Minimum	232,294	6.000%	235,854	6.000%
Total Risk-Based Capital:
Actual	$477,927	12.350%	$468,234	11.910%
Minimum	309,588	8.000%	314,515	8.000%
Tier 1 Capital Leverage Ratio:
Actual		7.970%		8.140%
Minimum		4.000%		4.000%
The FRB, as the primary regulator of FSC, has established minimum regulatory capital requirements as a function of its oversight of bank holding companies. The following tables depict FSC’s regulatory capital ratios at June 30, 2017, and December 31, 2016, in relation to the minimum capital ratios established by the regulations of the FRB:

Fidelity Southern Corporation	June 30, 2017		December 31, 2016
($ in thousands)	Amount	Percent	Amount	Percent
Common Equity Tier 1 Capital:
Actual	$333,178	8.610%	$328,193	8.350%
Minimum	174,135	4.500%	176,870	4.500%
Tier 1 Capital:
Actual	$377,720	9.760%	$371,841	9.460%
Minimum	232,205	6.000%	235,840	6.000%
Total Risk-Based Capital:
Actual	$482,650	12.470%	$476,081	12.110%
Minimum	309,639	8.000%	314,504	8.000%
Tier 1 Capital Leverage Ratio:
Actual		8.360%		8.580%
Minimum		4.000%		4.000%
Dividends
On July 21, 2017, we declared a cash dividend of $0.12 per share, payable on August 14, 2017, to common shareholders of record as of August 1, 2017.
Future dividends require a quarterly review of current and projected earnings for the remainder of 2017 in relation to capital requirements prior to the determination of the dividend, and be subject to regulatory restrictions under applicable law. The Board of Directors for both the Bank and the Company will review on a quarterly basis whether to declare and pay dividends for the remainder of the fiscal year 2017, with the declared and paid dividend consistent with current regulatory limitations, earnings, capital requirements, and forecasts of future earnings.
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
Interest Rate Sensitivity
Economic value of equity (“EVE”) sensitivity analysis measures the estimated changes in the net present value of our cash flows from assets, liabilities and off-balance sheet items to changes in market interest rates. This analysis assesses the risk of balance sheet value decline in the event of a sudden and sustained 100, 200, 300 and 400 basis point increase or decrease in market interest rates. In addition, management reviews the impact of various yield curve scenarios on earnings and cash flows.
The most recent rate shock analysis indicated that the effects of an immediate and sustained change in rates would fall within policy parameters and approved tolerances for net interest income. If large downward shocks did occur from today's already low rates, increased modeled impairment may breach net income and equity at risk internal benchmarks.
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
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to various legal proceedings such as claims and lawsuits arising in the course of our normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of June 30, 2017 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our business, results of operations or financial condition.
Item 1A. Risk Factors
While the Company attempts to identify, manage, and mitigate risks and uncertainties associated with its business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our cash flows, results of operations, and financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
April 2017	—	$—	—	$10,000,000
May 2017	—	—	—	10,000,000
June 2017	—	—	—	10,000,000
Total	—	$—	—	$10,000,000
The repurchase plan announced April 3, 2014, authorizing the repurchase of up to $10.0 million of our outstanding common stock, has no expiration date for the authorized share repurchases under such plan.
Item 3. Defaults Upon Senior Securities
Not Applicable
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
Not Applicable

Item 6. Exhibits
The following exhibits are filed or furnished as part of this Report:

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Exhibit Number	SEC File No.
3(a)	Amended and Restated Articles of Incorporation of Fidelity Southern Corporation, as amended effective December 16, 2008	10-K	03/17/2009	3(a)	001-34981
3(b)	Articles of Amendment to the Articles of Incorporation of Fidelity Southern Corporation	8-K	11/23/2010	3.1	001-34981
3(c)	By-Laws of Fidelity Southern Corporation, as amended	10-Q	11/08/2007	3(b)	001-34981
3(d)	Amendment to By-Laws of Fidelity Southern Corporation	8-K	11/23/2010	3.2	001-34981
4(a)
See Exhibits 3(a), 3(b), and 3(c) for provisions of the Amended and Restated Articles of Incorporation, as amended, and By-laws of Fidelity Southern Corporation, which define the rights of the shareholders.
		See 3(a), 3.1, and 3(b) above			001-34981
4(b)	Form of Global Note representing the Fixed/Floating Rate Subordinated Notes due 2030 of Fidelity Bank	8-K	06/03/2015	4.1	001-34981
31.1+	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Financial Statements submitted in XBRL format

+ Filed herewith
# Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY SOUTHERN CORPORATION
(Registrant)
Date:	August 8, 2017	BY:	/s/ JAMES B. MILLER, JR.
James B. Miller, Jr.
Chief Executive Officer
Date:	August 8, 2017	BY:	/s/ CHARLES D. CHRISTY
Charles D. Christy
Chief Financial Officer