Form 10-Q
period 2017-09-30
FIDELITY SOUTHERN CORP
filed 2017-11-09
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
Commission file number 001-34981
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if smaller reporting company)
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of October 31, 2017 (the most recent practicable date), the Registrant had outstanding 26,833,844 shares of Common Stock.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
Quarterly Report on Form 10-Q
For the Three and Nine Months Ended September 30, 2017

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
($ in thousands)	September 30, 2017	December 31, 2016
Assets
Cash and due from banks	$38,359	$31,985
Interest-bearing deposits with banks	225,272	97,726
Federal funds sold	48,396	20,000
Cash and cash equivalents	312,027	149,711
Investment securities available-for-sale	124,827	144,310
Investment securities held-to-maturity (fair value of $15,153 and $16,534, respectively)	15,072	16,583
Loans held-for-sale (includes loans at fair value of $257,325 and $252,712, respectively)	340,329	465,328

Loans	3,409,707	3,302,264
Allowance for loan losses	(30,703)	(29,831)
Loans, net of allowance for loan losses	3,379,004	3,272,433

Premises and equipment, net	87,792	87,915
Other real estate, net	8,624	14,814
Bank owned life insurance	71,455	70,151
Servicing rights, net	111,890	99,295
Other assets	54,403	69,145
Total assets	$4,505,423	$4,389,685
Liabilities
Deposits
Noninterest-bearing demand deposits	$1,112,714	$964,900
Interest-bearing deposits	2,825,646	2,665,694
Total deposits	3,938,360	3,630,594
Short-term borrowings	14,746	243,351
Subordinated debt, net	120,554	120,454
Other liabilities	43,695	32,639
Total liabilities	4,117,355	4,027,038
Shareholders’ equity
Preferred stock, no par value. Authorized 10,000,000; zero issued and outstanding	—	—
Common stock, no par value. Authorized 50,000,000; issued and outstanding 26,815,287 and 26,318,400, respectively	212,633	205,309
Accumulated other comprehensive income, net of tax	964	692
Retained earnings	174,471	156,646
Total shareholders’ equity	388,068	362,647
Total liabilities and shareholders’ equity	$4,505,423	$4,389,685
See accompanying notes to unaudited consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share data)	2017	2016	2017	2016
Interest income:
Loans, including fees	$37,290	$38,481	$110,933	$106,670
Investment securities:
Taxable interest income	982	1,196	3,280	3,756
Nontaxable interest income	29	72	109	236
Other	804	149	2,003	334
Total interest income	39,105	39,898	116,325	110,996
Interest expense:
Deposits	4,163	3,336	11,503	9,812
Short-term borrowings	16	345	910	950
Subordinated debt	1,532	1,454	4,538	4,334
Total interest expense	5,711	5,135	16,951	15,096
Net interest income	33,394	34,763	99,374	95,900
Provision for loan losses	1,425	2,118	4,275	5,746
Net interest income after provision for loan losses	31,969	32,645	95,099	90,154
Noninterest income:
Service charges on deposit accounts	1,553	1,530	4,489	4,333
Other fees and charges	2,197	2,305	6,060	5,829
Mortgage banking activities	25,040	30,091	77,865	64,113
Indirect lending activities	1,901	2,388	9,967	11,434
SBA lending activities	1,460	1,202	3,959	4,329
Bank owned life insurance	401	968	1,259	1,916
Securities gains	—	296	—	578
Other	1,086	545	2,465	1,650
Total noninterest income	33,638	39,325	106,064	94,182
Noninterest expense:
Salaries and employee benefits	26,331	24,224	77,621	70,876
Commissions	9,244	9,450	26,126	24,393
Occupancy	4,508	4,597	13,371	12,994
Professional and other services	4,604	4,053	13,723	11,685
Other	8,150	9,843	27,119	26,902
Total noninterest expense	52,837	52,167	157,960	146,850
Income before income tax expense	12,770	19,803	43,203	37,486
Income tax expense	4,836	7,288	15,850	13,785
Net income	$7,934	$12,515	$27,353	$23,701

Earnings per common share:
Basic	$0.30	$0.48	$1.03	$0.94
Diluted	$0.30	$0.48	$1.03	$0.92

Cash dividends declared per common share	$0.12	$0.12	$0.36	$0.36

Net income	$7,934	$12,515	$27,353	$23,701
Other comprehensive income/(loss), net of tax:
Change in net unrealized gains/(losses) on available-for-sale securities, net of tax effect of $3, ($171), $167, and $1,051, respectively	5	(279)	272	1,715
Adjustments for net gains/(losses) included in net income, net of tax effect of $0, ($112), $0, and ($220), respectively	—	(184)	—	(358)
Other comprehensive income/(loss), net of tax	5	(463)	272	1,357
Total comprehensive income	$7,939	$12,052	$27,625	$25,058
See accompanying notes to unaudited consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Preferred Stock		Common Stock		Accumulated Other Comprehensive Income, Net of Tax	Retained Earnings	Total
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2015	—	$—	23,141	$169,848	$1,544	$130,067	$301,459
Net income						23,701	23,701
Other comprehensive income, net of tax					1,357		1,357
Comprehensive income							25,058
Common stock issued for AEB acquisition			1,470	22,727			22,727
Common stock issued under various employee plans, net			507	4,893			4,893
Stock issuance pursuant to exercise of warrants			1,000	2,685			2,685
Cash dividends paid						(9,052)	(9,052)
Balance at September 30, 2016	—	$—	26,118	$200,153	$2,901	$144,716	$347,770

Balance at December 31, 2016	—	$—	26,318	$205,309	$692	$156,646	$362,647
Net income						27,353	27,353
Other comprehensive income, net of tax					272		272
Comprehensive income							27,625
Common stock issued under various employee plans, net			497	7,324			7,324
Cash dividends paid						(9,528)	(9,528)
Balance at September 30, 2017	—	$—	26,815	$212,633	$964	$174,471	$388,068
See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2017	2016
Cash flows from operating activities:
Net income	$27,353	$23,701
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	4,275	5,746
Depreciation and amortization of premises and equipment	3,316	3,771
Amortization of FDIC indemnification asset, net	1,159	967
Accretion of purchase discounts or premiums, net	(1,645)	(585)
Other amortization	1,081	1,069
Impairment of other real estate	951	1,046
Amortization and impairment of servicing rights, net	13,305	27,353
Share-based compensation expense	3,105	859
Postretirement benefits, net	2,033	1,377
Net gain on investment securities called or sold	—	(578)
Gains on loan sales, including origination of servicing rights	(67,255)	(72,385)
Net gain on sales of other real estate	(847)	(1,007)
Net income on bank owned life insurance	(1,304)	(1,393)
Net change in deferred income tax, net of acquisition	7,656	1,364
Net change in fair value of loans held-for-sale	(2,771)	(7,090)
Originations of loans held-for-sale	(2,272,714)	(2,568,570)
Proceeds from sales of loans held-for-sale	2,441,839	2,571,393
Net payments received from FDIC under loss-share agreements	487	189
Decrease (increase) in other assets, net of acquisition	5,914	(1,988)
Increase (decrease) in other liabilities, net of acquisition	1,200	(3,334)
Net cash provided by (used in) operating activities	167,138	(18,095)
Cash flows from investing activities:
Purchases of investment securities available-for-sale	—	(10,396)
Maturities, calls, and repayment of investment securities available-for-sale	18,955	35,090
Purchases of investment securities held-to-maturity	—	(3,929)
Maturities, calls and repayment of investment securities held-to-maturity	1,435	1,464
Purchases of FHLB stock	(6,681)	(11,883)
Redemption of FHLB stock	15,938	7,650
Net increase in loans, net of loans acquired	(110,881)	(297,300)
Proceeds from bank owned life insurance	—	834
Purchase of bank owned life insurance	—	(2,500)
Proceeds from sales of other real estate	7,897	8,762
Purchases of premises and equipment, net of acquisition	(5,337)	(5,926)
Cash received in excess of cash paid for acquisition	—	37,609
Net cash used in investing activities	(78,674)	(240,525)

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2017	2016
Cash flows from financing activities:
Net increase in noninterest-bearing deposits, net of acquisition	$147,814	$125,034
Net increase in interest-bearing deposits, net of acquisition	159,952	50,680
Net (decrease) increase in other short-term borrowings	(3,605)	52,873
Proceeds from FHLB advances	350,000	1,125,000
Repayments on FHLB advances	(575,000)	(1,035,000)
Proceeds from the issuance of common stock, net	4,219	6,861
Cash dividends paid on common stock	(9,528)	(9,052)
Net cash provided by financing activities	73,852	316,396
Net increase in cash and cash equivalents	162,316	57,776
Cash and cash equivalents, beginning of period	149,711	86,133
Cash and cash equivalents, end of period	$312,027	$143,909

Supplemental cash flow information and non-cash disclosures:
Cash paid during the period for:
Interest on deposits and borrowings	$15,836	$13,677
Income taxes	7,896	11,570
Acquisition:
Assets acquired	—	169,321
Liabilities assumed	—	184,203
Common stock issued	—	22,727
Transfers of loans from held-for-sale to held for investment	3,109	2,900
Transfers of loans to other real estate	1,812	6,241
See accompanying notes to unaudited consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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
Operating results for the nine-month period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and Annual Report to Shareholders for the year ended December 31, 2016.
The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in the 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). There were no new accounting policies or changes to existing policies adopted during the first nine months of 2017 which had a significant effect on the Company’s results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.
Contingencies
Due to the nature of their activities, the Company and its subsidiaries are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of September 30, 2017. Although the ultimate outcome of all claims and lawsuits outstanding as of September 30, 2017 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.
Recent Accounting Pronouncements
In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” (“ASU 2017-12”) that is intended to improve and simplify rules relevant to hedge accounting. This ASU refines and expands hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes, for investors and analysts. ASU 2017-12 takes a three-pronged approach to improving accounting rules, with a focus on: (1) measurement and hedging strategies; (2) presentation and disclosure; and (3) easing the administrative burden that hedge accounting can create for an entity. Entities will (a) measure the hedged item in a partial-term fair value hedge of interest rate risk by assuming the hedged item has a term that reflects only the designated cash flows being hedged; (b) consider only how changes in the benchmark interest rate affect a decision to settle a prepayable instrument before its scheduled maturity when calculating the fair value of the hedged item; and (c) measure the fair value of the hedged item using the benchmark rate component of the contracted coupon cash flows determined at conception. The amendments in this ASU shall take effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted in any interim period or fiscal years before the effective date of the standard. The adoption of this ASU is not expected to have a significant impact on the Company's Consolidated Financial Statements. However, the Company is currently evaluating this ASU to determine whether its provisions will enhance its risk management strategies.
In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting,” (“ASU 2017-09”) that provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Under the new guidance, an entity should account for the effect of a modification unless all of the following conditions are met. These conditions are: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this ASU. The amendments in this ASU affect any entity that changes the terms or conditions of a share-based payment award and are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued and should be applied prospectively to an award modified on or after the adoption date. The adoption of this ASU is not expected to have a significant impact on the Company’s Consolidated Financial Statements.
In March 2017, the FASB issued ASU No. 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities,” (“ASU 2017-08”) that amends the amortization period for certain purchased callable debt securities held at a premium. Under GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. The ASU shortens the amortization period for the premium to the earliest call date. This amendment affects all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date, i.e., at a premium. The guidance is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. These amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the adoption period. In addition, in the period of adoption, disclosures should be provided about a change in accounting principle. The adoption of this ASU is not expected to have a significant impact on the Company’s Consolidated Financial Statements.
In March 2017, the FASB issued ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” (“ASU 2017-07”) that will change how employers who sponsor defined benefit pension and/or other postretirement benefit plans present the net periodic benefit cost in the income statement. Employers will be required to present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. The other components of the net periodic benefit cost will be presented separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. Employers will be required to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. The guidance on the presentation of the components of net periodic benefit cost in the income statement will be applied retrospectively while the guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. Employers will have to provide the relevant disclosures required under ASC 250, Accounting Changes and Error Corrections, in the first interim and annual periods when they adopt the guidance. The guidance also provides a practical expedient for disaggregating the service cost component and other components for comparative periods. An employer that elects to apply the practical expedient must disclose the reason for doing so and other qualitative information about the capitalization of net periodic benefit cost. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods therein. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. That is, early adoption must be within the first interim period if an employer issues interim financial statements. The adoption of this ASU is not expected to have a significant impact on the Company’s Consolidated Financial Statements.
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” (“ASU 2017-04”) which simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. Under Step 2, an entity was required to determine the fair value of individual assets and liabilities of a reporting unit (including unrecognized assets and liabilities) using the procedure for determining fair values in a business combination. Under the new guidance, goodwill impairment will be measured at the amount by which a reporting unit’s carrying amount, including those with a zero or negative carrying amount, exceeds its fair value. Any resulting impairment is limited to the carrying amount of goodwill. An entity must also disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount. The new guidance is effective for public business entities for fiscal years beginning after December 15, 2019, and is required to be applied prospectively with early adoption permitted for any impairment tests performed on testing dates after January 1, 2017. The adoption of this ASU is not expected to have a significant impact on the Company’s Consolidated Financial Statements.
In January 2017, the FASB issued ASU No. 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323),” (“ASU 2017-03”). ASU 2017-03 amends the Codification for SEC staff announcements made at two Emerging Issues Task Force (EITF) meetings. At the September 2016 meeting, the SEC staff expressed its expectations about the extent of disclosures registrants should make about the effects of the new FASB guidance (including any amendments issued prior to adoption) on revenue from the new FASB guidance (ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”)), leases, (ASU No. 2016-02, “Leases,” (“ASU 2016-02”)), and credit losses on financial instruments (ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (“ASU 2016-13”)), in accordance with SAB Topic 11.M. That Topic requires registrants to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in a future period. ASU 2017-03 incorporates these SEC staff views into ASC 250 and adds references to that guidance in the transition paragraphs of each of the three new standards. The Company adopted this guidance in the fourth quarter of 2016. The Company has determined that this guidance did not have a material impact on the Company’s Consolidated Financial Statements.
In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business,” (“ASU 2017-01”) which provides clarification on the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in ASU 2017-01 provide a screen to determine when an asset is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the asset is not a business. This screen reduces the number of transactions that need to be further evaluated, and therefore are considered businesses. The amendments also provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The new guidance is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods. Early adoption is permitted. The amendments in this ASU should be applied prospectively on or after the effective date and no disclosures are required at transition. The adoption of this ASU is not expected to have a significant impact on the Company’s Consolidated Financial Statements.
In December 2016, the FASB issued ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606: Revenue from Contracts with Customers.” ASU 2016-20 updates the new revenue standard by clarifying issues that had arisen from ASU No. 2014-09 but does not change the core principle of the new standard. In August 2015, the FASB had previously issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” which deferred the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”) by one year to annual reporting periods beginning after December 15, 2017, and interim reporting periods therein. The FASB had previously issued ASU 2014-09 in May 2014. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that period. The amendments in ASU 2014-09 indicated that entities should recognize revenue to reflect the transfers of goods or services to customers in an amount equal to the consideration the entity receives or expects to receive. The Company’s revenue is comprised of net interest income and noninterest income. As ASU 2014-09 does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, net interest income, mortgage origination and servicing activities, and gain and losses from securities are specifically excluded from the scope of the standard. The Company has performed an overall assessment of its revenue streams and identified the following items of noninterest income that are potentially affected: (1) service charges on deposit accounts; (2) ORE revenue; (3) trust and asset management fees; and (4) various components of other fees and charges, including interchange fees and merchant income. The Company has substantially completed its review of the material contracts associated with these revenue streams to determine the potential impact the new guidance is expected to have on the Company’s Consolidated Financial Statements and does not expect any changes in how these revenue streams are recognized within noninterest income. The Company continues to evaluate the impact of the adoption of the standard, including its expanded disclosure requirements, but does not expect there to be a significant impact on its Consolidated Financial Statements. The Company plans to adopt the standard on January 1, 2018 utilizing the modified retrospective approach with a cumulative effect adjustment to opening retained earnings.
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230) — Restricted Cash,” (“ASU 2016-18”). The amendments in this ASU require that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU is effective for the Company beginning in fiscal 2018, including interim periods therein. Early adoption is permitted, including adoption in an interim period, with retrospective application. The adoption of this ASU is not expected to have a significant impact on the Company’s Consolidated Financial Statements.
In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory,” (“ASU 2016-16”). This guidance addresses the income tax consequences of intra-entity transfers of assets other than inventory. GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. In addition, interpretations of this guidance have developed in practice over the years for transfers of certain intangible and tangible assets. The amendments in the update will require recognition of current and deferred income taxes resulting from an intra-entity transfer of an asset other than inventory when the transfer occurs. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The amendments in this ASU should be applied using a modified retrospective approach through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. The adoption of this ASU is not expected to have a significant impact on the Company’s Consolidated Financial Statements.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” (“ASU 2016-15”) intended to reduce diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. The guidance addresses eight issues: (1) cash payments for debt prepayment or debt extinguishment costs; (2) cash payments for the settlement of zero-coupon debt instruments; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance (“COLI”) policies, including bank-owned life insurance (“BOLI”) policies; (6) distributions received from equity method investments; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows using the application of the predominance principle, whereby an entity should classify each separately identifiable cash source and use on the basis of the nature of the underlying cash flows. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period, with adoption of all of the guidance in the same period.The adoption of this ASU is not expected to have a significant impact on the Company’s Consolidated Financial Statements.
In June 2016, the FASB issued ASU 2016-13 which significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) securities. For AFS securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. The standard will take effect for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application for all organizations will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company has allocated staff and resources in place to evaluate the appropriate model options and is in the process of collecting and reviewing loan data for use in these models; however, it is too early to assess the impact that the guidance will have on the Company’s Consolidated Financial Statements.
In February 2016, the FASB issued ASU 2016-02 which requires the recognition of assets and liabilities arising from most lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. For leases with a term of 12 months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements and provide additional information about the nature of an organization’s leasing activities. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases and amounts previously recognized in accordance with the business combinations guidance for leases. The Company anticipates that the adoption of ASU 2016-02 will not have a significant impact on its Consolidated Financial Statements, but will likely require changes to its systems and processes. The Company is continuing to evaluate the full impact of this ASU on the Company’s Consolidated Financial Statements.
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 is intended to improve the recognition and measurement of financial instruments by requiring that (a) equity investments that do not result in consolidation and are not accounted for under the equity method to be measured at fair value through net income, unless they qualify for the practicability exception for investments that do not have readily determinable fair values; (b) changes in instrument-specific credit risk for financial liabilities that are measured under the fair value option will be recognized in other comprehensive income; and (c) entities will make the assessment of the realizability of a deferred tax asset related to an available-for-sale debt security in combination with other deferred tax assets. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods therein. Early adoption is permitted. The adoption of this ASU is not expected to have a significant impact on the Company’s Consolidated Financial Statements.
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
American Enterprise Bankshares, Inc.
On March 1, 2016, the Company acquired American Enterprise Bankshares, Inc. (“AEB”), the holding company for American Enterprise Bank of Florida, a Jacksonville, Florida-based community bank. The Company acquired all of the outstanding common stock of the former AEB shareholders, including common shares issued upon conversion of subordinated debentures prior to the acquisition. Total consideration of $22.8 million, primarily consisting of 1,470,068 shares of the Company's common stock, was issued in the transaction. With this acquisition, the Company added $208.8 million in assets (including $36.3 million in cash, $147.3 million in loans, and $5.2 million in goodwill), and $181.8 million in deposits.
For a more in-depth discussion about the AEB acquisition and the 2015 FDIC-assisted and branch acquisitions, refer to Note 2 - “Business Combinations” previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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

The following table summarizes the amortized cost and fair value of debt securities and the related gross unrealized gains and losses at September 30, 2017, and December 31, 2016:

	September 30, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$22,191	$264	$—	$22,455
Municipal securities	9,584	353	(26)	9,911
SBA pool securities	13,185	57	(103)	13,139
Residential mortgage-backed securities	53,441	1,263	(48)	54,656
Commercial mortgage-backed securities	24,870	17	(221)	24,666
Total available-for-sale	$123,271	$1,954	$(398)	$124,827

Investment securities held-to-maturity:
Municipal securities	$1,588	$67	$—	$1,655
Residential mortgage-backed securities	9,459	127	(113)	9,473
Commercial mortgage-backed securities	4,025	—	—	4,025
Total held-to-maturity	$15,072	$194	$(113)	$15,153

	December 31, 2016
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$22,218	$227	$(40)	$22,405
Municipal securities	11,706	329	(54)	11,981
SBA pool securities	14,142	—	(230)	13,912
Residential mortgage-backed securities	64,141	1,584	(95)	65,630
Commercial mortgage-backed securities	30,987	—	(605)	30,382
Total available-for-sale	$143,194	$2,140	$(1,024)	$144,310

Investment securities held-to-maturity:
Municipal securities	$1,588	$—	$(52)	$1,536
Residential mortgage-backed securities	10,899	160	(157)	10,902
Commercial mortgage-backed securities	4,096	—	—	4,096
Total held-to-maturity	$16,583	$160	$(209)	$16,534
The Company held 13 and 21 investment securities available-for-sale that were in an unrealized loss position at September 30, 2017, and December 31, 2016, respectively. There were six and seven investment securities held-to-maturity that were in an unrealized loss position at September 30, 2017, and December 31, 2016, respectively.

The following table reflects the gross unrealized losses and fair values of the investment securities with unrealized losses, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position:

	September 30, 2017
	Less Than 12 Months		12 Months or Longer
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available-for-sale:
Municipal securities	$1,051	$(26)	$—	$—
SBA pool securities	5,110	(103)	—	—
Residential mortgage-backed securities	3,647	(25)	2,103	(23)
Commercial mortgage-backed securities	22,684	(221)	—	—
Total available-for-sale	$32,492	$(375)	$2,103	$(23)

Investment securities held-to-maturity:
Residential mortgage-backed securities	$5,028	$(49)	$2,927	$(64)
Total held-to-maturity	$5,028	$(49)	$2,927	$(64)

	December 31, 2016
	Less Than 12 Months		12 Months or Longer
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$10,050	$(40)	$—	$—
Municipal securities	3,380	(54)	—	—
SBA pool securities	13,912	(230)	—	—
Residential mortgage-backed securities	7,539	(65)	2,624	(30)
Commercial mortgage-backed securities	23,595	(605)	—	—
Total available-for-sale	$58,476	$(994)	$2,624	$(30)

Investment securities held-to-maturity:
Municipal securities	$1,536	$(52)	$—	$—
Residential mortgage-backed securities	8,065	(136)	930	(21)
Total held-to-maturity	$9,601	$(188)	$930	$(21)
At September 30, 2017, and December 31, 2016, the unrealized losses on investment securities were related to market interest rate fluctuations since purchase. Management does not have the intent to sell the temporarily impaired securities and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost, which may be maturity. Accordingly, as of September 30, 2017, management has reviewed its portfolio for other-than-temporary-impairment and believes the impairment detailed in the table above is temporary, and no other-than-temporary impairment loss has been recognized in the Company’s Consolidated Statements of Comprehensive Income.

The amortized cost and fair value of investment securities at September 30, 2017, and December 31, 2016, are categorized in the following table by remaining contractual maturity. The amortized cost and fair value of securities not due at a single maturity (i.e., mortgage-backed securities) are shown separately and are calculated based on estimated average remaining life:

	September 30, 2017		December 31, 2016
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises
Due after one year through five years	$20,079	$20,221	$15,001	$15,112
Due five years through ten years	2,112	2,234	7,217	7,293
Municipal securities
Due after one year through five years	1,508	1,494	431	448
Due five years through ten years	3,006	3,130	3,961	4,070
Due after ten years	5,070	5,287	7,314	7,463
SBA pool securities
Due after five years through ten years	7,972	8,028	8,407	8,325
Due after ten years	5,213	5,111	5,735	5,587
Residential mortgage-backed securities	53,441	54,656	64,141	65,630
Commercial mortgage-backed securities	24,870	24,666	30,987	30,382
Total available-for-sale	$123,271	$124,827	$143,194	$144,310

Investment securities held-to-maturity:
Municipal securities
Due after five years through ten years	$1,588	$1,655	$—	$—
Due after ten years	—	—	1,588	1,536
Residential mortgage-backed securities	9,459	9,473	10,899	10,902
Commercial mortgage-backed securities	4,025	4,025	4,096	4,096
Total held-to-maturity	$15,072	$15,153	$16,583	$16,534
There were five investment securities available-for-sale called, matured, or paid off during the nine months ended September 30, 2017, and eight investment securities called, matured, or paid off during the nine months ended September 30, 2016. There were no gross gains or losses for the investment securities that were called during the nine months ended September 30, 2017, and gross gains of $578,000 were recorded during the same period in 2016.
There were no transfers from investment securities available-for-sale to investment securities held-to-maturity during the nine months ended September 30, 2017, and 2016.
The following table summarizes the investment securities that were pledged as collateral at September 30, 2017, and December 31, 2016:

(in thousands)	September 30, 2017	December 31, 2016
Public deposits	$79,574	$103,104
Securities sold under repurchase agreements	20,179	19,183
Total pledged securities	$99,753	$122,287

4. Loans Held-for-Sale
Residential mortgage loans held-for-sale are carried at fair value and SBA and indirect automobile loans held-for-sale are carried at the lower of cost or fair value. The following table summarizes loans held-for-sale at September 30, 2017, and December 31, 2016:

(in thousands)	September 30, 2017	December 31, 2016
Residential mortgage	$257,325	$252,712
SBA	8,004	12,616
Indirect automobile	75,000	200,000
Total loans held-for-sale	$340,329	$465,328
During the nine months ended September 30, 2017, and 2016, the Company transferred loans with unpaid principal balances of $3.1 million and $2.9 million to the held for investment residential mortgage portfolio, respectively.
The Company had residential mortgage loans held-for-sale with unpaid principal balances of $180.6 million and $188.5 million pledged to the FHLB at September 30, 2017, and December 31, 2016, respectively.
5. Loans
Loans outstanding, by class, are summarized in the following table at carrying value and include net unamortized costs of $33.9 million and $35.5 million at September 30, 2017, and December 31, 2016. Covered loans represent previously acquired loans covered under Loss Share Agreements with the FDIC. Non-covered loans represent loans acquired that are not covered under Loss Share Agreements with the FDIC and legacy Bank loans. Legacy Bank loans represent existing portfolio loans originated prior to each acquisition and additional loans originated subsequent to each acquisition (collectively, “legacy loans”). Because of the difference in accounting for acquired loans, the tables below further segregate the Company’s non-covered loans between legacy loans and acquired loans:

	September 30, 2017
	Non-covered Loans		Covered Loans Acquired
(in thousands)	Legacy	Acquired		Total
Commercial	$640,175	$149,613	$—	$789,788
SBA	133,623	9,366	—	142,989
Total commercial loans	773,798	158,979	—	932,777

Construction	237,553	5,997	50	243,600

Indirect automobile	1,609,678	—	—	1,609,678
Installment loans and personal lines of credit	23,244	2,945	—	26,189
Total consumer loans	1,632,922	2,945	—	1,635,867
Residential mortgage	422,590	29,708	286	452,584
Home equity lines of credit	125,850	16,669	2,360	144,879
Total mortgage loans	548,440	46,377	2,646	597,463
Total loans	$3,192,713	$214,298	$2,696	$3,409,707

	December 31, 2016
	Non-covered Loans		Covered Loans Acquired(1)
(in thousands)	Legacy	Acquired		Total
Commercial	$601,557	$172,747	$10,433	$784,737
SBA	143,339	6,098	342	149,779
Total commercial loans	744,896	178,845	10,775	934,516

Construction	225,795	12,180	935	238,910

Indirect automobile	1,575,865	—	—	1,575,865
Installment loans and personal lines of credit	26,291	6,850	84	33,225
Total consumer loans	1,602,156	6,850	84	1,609,090
Residential mortgage	346,512	39,732	338	386,582
Home equity lines of credit	107,390	21,980	3,796	133,166
Total mortgage loans	453,902	61,712	4,134	519,748
Total loans	$3,026,749	$259,587	$15,928	$3,302,264
(1)Included in covered loans at December 31, 2016, are $6.3 million of assets whose reimbursable loss period ended at December 31, 2016, and $5.4 million of assets whose reimbursable loss period ended June 30, 2017.
The Company has extended loans to certain officers and directors. The Company does not believe these loans involve more than the normal risk of collectability or present other unfavorable features when originated. None of the related party loans were classified as nonaccrual, past due, restructured, or potential problem loans at September 30, 2017, or December 31, 2016.
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

(in thousands)	September 30, 2017	December 31, 2016
Commercial	$8,772	$8,488
SBA	2,859	5,664
Total commercial loans	11,631	14,152

Construction	4,646	6,408

Indirect automobile	1,402	1,276
Installment loans and personal lines of credit	539	581
Total consumer loans	1,941	1,857
Residential mortgage	20,053	10,860
Home equity lines of credit	3,137	2,081
Total mortgage loans	23,190	12,941
Total nonaccrual loans	$41,408	$35,358
If such nonaccrual loans had been on a full accrual basis, interest income on these loans for the three months ended September 30, 2017, and 2016, would have been $559,000 and $622,000, respectively. For both the nine months ended September 30, 2017, and 2016, the interest income on these loans would have been $1.1 million. The amount of repurchased GNMA government-guaranteed loans, primarily residential mortgage loans, included in the table above was $15.5 million and $7.8 million at September 30, 2017, and December 31, 2016, respectively.

Accruing loans delinquent 30-89 days, 90 days or more, and troubled debt restructured loans (“TDRs”) accruing interest, including PCI loans, presented by class of loans at September 30, 2017, and December 31, 2016, were as follows:

	September 30, 2017			December 31, 2016
(in thousands)	Accruing Delinquent 30-89 Days	Accruing Delinquent 90 Days or More	TDRs Accruing	Accruing Delinquent 30-89 Days	Accruing Delinquent 90 Days or More	TDRs Accruing
Commercial	$3,019	$5,927	$8,540	$1,407	$4,231	$5,942
SBA	419	—	3,405	1,452	—	3,788
Construction	387	159	—	32	343	—
Indirect automobile	2,934	31	1,954	2,972	—	1,474
Installment and personal lines of credit	218	—	—	39	26	—
Residential mortgage	3,000	373	495	380	1,577	406
Home equity lines of credit	216	44	52	1,320	12	53
Total	$10,193	$6,534	$14,446	$7,602	$6,189	$11,663
TDR Loans
There were no TDR modifications that occurred during the three months ended September 30, 2017, and 2016. During the nine months ended September 30, 2017, there were TDR loans of $2.8 million modified for interest rate and $4.4 million modified for term, all of which were commercial loans. During the nine months ended September 30, 2016 there were $626,000 of TDR loans modified for term of which $478,000 of these loans were indirect auto and $148,000 were residential mortgage loans. Modified PCI loans are not removed from their accounting pool and accounted for as TDRs, even if those loans would otherwise be deemed TDRs.
During the three months ended September 30, 2017, and 2016, the amount of loans that were restructured in the past twelve months and subsequently redefaulted were $54,000 and $14,000, respectively, and were all indirect automobile loans. During the nine months ended September 30, 2017, and 2016, the amount of loans that were restructured in the previous twelve months and subsequently redefaulted were $252,000 and $2.2 million, respectively, that were comprised of indirect automobile and commercial loans in 2017 and commercial, indirect automobile loans and home equity lines of credit in 2016. The Company defines subsequently redefaulted as a payment default within 12 months of the restructuring date.
The Company had total TDRs with a balance of $17.9 million and $16.1 million at September 30, 2017, and December 31, 2016, respectively. There were net charge-offs of TDR loans of $50,000 and $2,000 for the three months ended September 30, 2017, and 2016, respectively. There were net charge-offs of TDR loans of $105,000 and net recoveries of TDR loans of $864,000 for the nine months ended September 30, 2017, and 2016, respectively. Net charge-offs on such loans are factored into the rolling historical loss rate, which is used in the calculation of the allowance for loan losses.
The Company is not committed to lend a material amount of additional funds as of September 30, 2017, or December 31, 2016, to customers with outstanding loans that are classified as impaired or as TDRs.
Pledged Loans
Presented in the following table is the unpaid principal balance of loans held for investment that were pledged to the Federal Home Loan Bank of Atlanta (“FHLB of Atlanta”) as collateral for borrowings under a blanket lien arrangement at September 30, 2017, and December 31, 2016:

(in thousands)	September 30, 2017	December 31, 2016
Commercial	$248,610	$257,645
Home equity lines of credit	92,509	93,560
Residential mortgage	327,824	223,013
Total	$668,943	$574,218
Indirect automobile loans with an unpaid principal balance of approximately $330.0 million and $311.4 million were pledged to the Federal Reserve Bank of Atlanta (“FRB”) at September 30, 2017, and December 31, 2016, respectively, as collateral for potential Discount Window borrowings under a blanket lien arrangement.
Impaired Loans
The following tables present by class the unpaid principal balance, recorded investment and related allowance for impaired legacy loans and acquired non PCI loans at September 30, 2017, and December 31, 2016. Legacy impaired loans include all TDRs and all other nonaccrual loans, excluding nonaccrual loans below the Company’s specific review threshold:

	September 30, 2017			December 31, 2016
(in thousands)	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance
Impaired Loans with Allowance
Commercial	$19,825	$16,573	$2,632	$17,337	$14,412	$993
SBA	1,806	1,570	257	4,671	1,956	156
Indirect automobile	3,236	2,792	305	2,655	2,151	246
Installment and personal lines of credit	446	392	239	283	235	235
Residential mortgage	4,578	4,517	694	3,178	3,117	703
Home equity lines of credit	1,138	1,011	400	1,279	1,171	333
Loans	$31,029	$26,855	$4,527	$29,403	$23,042	$2,666

	September 30, 2017		December 31, 2016
(in thousands)	Unpaid Principal Balance	Recorded Investment(1)	Unpaid Principal Balance	Recorded Investment(1)
Impaired Loans with No Allowance
Commercial	$6,630	$5,287	$7,267	$5,888
SBA	6,765	5,082	9,135	8,045
Construction	6,114	4,633	7,875	6,394
Installment and personal lines of credit	1,445	163	1,445	163
Residential mortgage	17,337	16,950	9,464	9,347
Home equity lines of credit	1,898	1,803	1,149	749
Loans	$40,189	$33,918	$36,335	$30,586
(1)The primary difference between the unpaid principal balance and recorded investment represents charge-offs previously taken; it excludes accrued interest receivable due to materiality. Related allowance is calculated on the recorded investment, not the unpaid principal balance.
The average recorded investment in impaired loans and interest income recognized for the three and nine months ended September 30, 2017, and 2016, by class, are summarized in the table below. Impaired loans include legacy impaired loans, which include all TDRs and all other nonaccrual loans. Interest income recognized during the periods on a cash basis was not material.

	Three Months Ended September 30,
	2017		2016
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$24,544	$166	$12,840	$134
SBA	6,583	24	10,674	188
Construction	5,102	183	5,318	6
Indirect automobile	2,754	77	2,112	53
Installment and personal lines of credit	559	63	400	33
Residential mortgage	20,135	117	7,702	51
Home equity lines of credit	2,961	39	825	34
Total	$62,638	$669	$39,871	$499

	Nine Months Ended September 30,
	2017		2016
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$22,725	$552	$14,746	$465
SBA	8,099	214	12,464	379
Construction	5,816	184	5,736	15
Indirect automobile	2,472	185	2,141	179
Installment and personal lines of credit	469	142	430	89
Residential mortgage	16,272	224	6,195	121
Home equity lines of credit	2,426	78	650	82
Total	$58,279	$1,579	$42,362	$1,330
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
Indirect automobile loans typically receive a risk rating only when being downgraded to an adverse rating which typically occurs when payments of principal and interest are greater than 90 days past due. The Company uses a number of factors, including FICO scoring, to help evaluate the likelihood consumer borrowers will pay their credit obligations as agreed. The weighted-average FICO score for the indirect automobile portfolio was 771 for the nine months ended September 30, 2017, and 752 for the year ended December 31, 2016.
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
The following tables present the recorded investment in loans, by loan class and risk rating category, as of September 30, 2017, and December 31, 2016:

(in thousands)	September 30, 2017
Asset Rating	Commercial	SBA	Construction	Indirect Automobile	Installment and Personal Lines of Credit	Residential Mortgage	Home Equity Lines of Credit	Total
Pass	$740,520	$131,913	$231,375	$—	$25,364	$426,219	$141,214	$1,696,605
Special Mention	17,205	6,590	7,387	—	163	1,382	365	33,092
Substandard	32,063	4,486	4,838	4,924	662	24,983	3,300	75,256
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
	789,788	142,989	243,600	4,924	26,189	452,584	144,879	1,804,953
Ungraded Performing	—	—	—	1,604,754	—	—	—	1,604,754
Total	$789,788	$142,989	$243,600	$1,609,678	$26,189	$452,584	$144,879	$3,409,707

(in thousands)	December 31, 2016
Asset Rating	Commercial	SBA	Construction	Indirect Automobile	Installment and Personal Lines of Credit	Residential Mortgage	Home Equity Lines of Credit	Total
Pass	$721,133	$131,047	$229,978	$—	$32,521	$368,492	$129,847	$1,613,018
Special Mention	31,040	10,997	615	—	45	2,759	550	46,006
Substandard	32,564	7,735	8,317	4,003	659	15,331	2,769	71,378
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
	784,737	149,779	238,910	4,003	33,225	386,582	133,166	1,730,402
Ungraded Performing	—	—	—	1,571,862	—	—	—	1,571,862
Total	$784,737	$149,779	$238,910	$1,575,865	$33,225	$386,582	$133,166	$3,302,264
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
The carrying amount and outstanding balance at September 30, 2017, of the PCI loans from acquisitions prior to 2017 was $29.8 million and $39.7 million, respectively, and $37.3 million and $48.9 million, respectively, at December 31, 2016.
Changes in the accretable yield, or income expected to be collected on PCI loans, for the nine months ended September 30, 2017, and 2016, were as follows:

	For the Nine Months Ended September 30,
(in thousands)	2017	2016
Beginning balance	$4,403	$3,797
Increase due to acquired loans	—	92
Accretion of income	(1,776)	(1,478)
Other activity, net (1)	1,351	290
Ending balance	$3,978	$2,701
(1)Includes changes in cash flows expected to be collected due to changes in timing of liquidation events, prepayment assumptions, etc.

6. Allowance for Loan Losses
A summary of changes in the allowance for loan losses (“ALL”) by loan portfolio type is as follows:

	Three Months Ended September 30, 2017
	Commercial Loans
(in thousands)	Commercial	SBA	Construction	Consumer	Mortgage	Unallocated	Total
Beginning balance	$9,971	$1,949	$2,364	$10,265	$5,690	$186	$30,425
Charge-offs	(327)	(81)	—	(1,342)	—	—	(1,750)
Recoveries	103	6	204	330	6	—	649
Net (charge-offs) / recoveries	(224)	(75)	204	(1,012)	6	—	(1,101)
Decrease in FDIC indemnification asset	(46)	—	—	—	—	—	(46)
Provision for loan losses(1)	(4)	34	(228)	1,432	208	(17)	1,425
Ending balance	$9,697	$1,908	$2,340	$10,685	$5,904	$169	$30,703

	Three Months Ended September 30, 2016
	Commercial Loans
(in thousands)	Commercial	SBA	Construction	Consumer	Mortgage	Unallocated	Total
Beginning balance	$9,087	$2,114	$2,046	$8,867	$4,921	$1,002	$28,037
Charge-offs	(371)	—	—	(1,207)	(90)	—	(1,668)
Recoveries	11	2	1,114	447	123	—	1,697
Net (charge-offs) / recoveries	(360)	2	1,114	(760)	33	—	29
Increase (decrease) in FDIC indemnification asset	292	(759)	20	—	—	—	(447)
Provision for loan losses(1)	118	693	(1,075)	1,575	419	388	2,118
Ending balance	$9,137	$2,050	$2,105	$9,682	$5,373	$1,390	$29,737

	Nine Months Ended September 30, 2017
	Commercial Loans
(in thousands)	Commercial	SBA	Construction	Consumer	Mortgage	Unallocated	Total
Beginning balance	$9,331	$1,978	$2,176	$9,812	$5,755	$779	$29,831
Charge-offs	(583)	(166)	—	(4,877)	(41)	—	(5,667)
Recoveries	564	57	793	962	43	—	2,419
Net (charge-offs) / recoveries	(19)	(109)	793	(3,915)	2	—	(3,248)
Decrease in FDIC indemnification asset	(155)	—	—	—	—	—	(155)
Provision for loan losses(1)	540	39	(629)	4,788	147	(610)	4,275
Ending balance	$9,697	$1,908	$2,340	$10,685	$5,904	$169	$30,703

	Nine Months Ended September 30, 2016
	Commercial Loans
(in thousands)	Commercial	SBA	Construction	Consumer	Mortgage	Unallocated	Total
Beginning balance	$8,582	$2,433	$1,711	$8,668	$4,294	$776	$26,464
Charge-offs	(1,597)	(387)	—	(3,615)	(271)	—	(5,870)
Recoveries	734	23	1,911	1,205	143	—	4,016
Net (charge-offs) / recoveries	(863)	(364)	1,911	(2,410)	(128)	—	(1,854)
Increase (decrease) in FDIC indemnification asset	389	(758)	(347)	73	24	—	(619)
Provision for loan losses(1)	1,029	739	(1,170)	3,351	1,183	614	5,746
Ending balance	$9,137	$2,050	$2,105	$9,682	$5,373	$1,390	$29,737
(1)Net of benefit attributable to FDIC indemnification asset.

The following tables present, by loan portfolio type, the balance in the ALL disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans:

	September 30, 2017
	Commercial Loans
(in thousands)	Commercial	SBA	Construction	Consumer	Mortgage	Unallocated	Total
Individually evaluated	$2,632	$257	$—	$544	$1,094	$—	$4,527
Collectively evaluated	6,863	1,651	2,340	10,136	4,858	169	26,017
Acquired with deteriorated credit quality	202	—	—	5	(48)	—	159
Total ALL	$9,697	$1,908	$2,340	$10,685	$5,904	$169	$30,703

Individually evaluated	$21,860	$6,653	$4,633	$3,347	$24,280	$—	$60,773
Collectively evaluated	744,753	135,861	238,237	1,632,435	567,861	—	3,319,147
Acquired with deteriorated credit quality	23,175	475	730	85	5,322	—	29,787
Total loans	$789,788	$142,989	$243,600	$1,635,867	$597,463	$—	$3,409,707

	December 31, 2016
	Commercial Loans
(in thousands)	Commercial	SBA	Construction	Consumer	Mortgage	Unallocated	Total
Individually evaluated	$993	$156	$—	$481	$1,036	$—	$2,666
Collectively evaluated	8,101	1,822	2,151	9,324	4,705	779	26,882
Acquired with deteriorated credit quality	237	—	25	7	14	—	283
Total ALL	$9,331	$1,978	$2,176	$9,812	$5,755	$779	$29,831

Individually evaluated	$20,300	$10,001	$6,394	$2,549	$14,384	$—	$53,628
Collectively evaluated	738,297	139,246	229,907	1,590,110	513,821	—	3,211,381
Acquired with deteriorated credit quality	26,140	532	2,609	209	7,765	—	37,255
Total loans	$784,737	$149,779	$238,910	$1,592,868	$535,970	$—	$3,302,264
The determination of the overall allowance for credit losses has two components, the allowance for originated loans and the allowance for acquired loans.
Total loans include acquired loans of $217.0 million and $275.5 million at September 30, 2017, and December 31, 2016, respectively, which were recorded at fair value when acquired. The ALL for acquired loans is evaluated at each reporting date subsequent to acquisition. For acquired performing loans, an allowance is determined for each loan pool using a methodology similar to that used for originated loans and then compared to the remaining fair value discount for that pool. For PCI loans, estimated cash flows expected to be collected are re-evaluated at each reporting date for each loan pool. The methodology also considers the remaining fair value discounts recognized upon acquisition associated with acquired performing loans in estimating a general allowance and also includes establishing an ALL for PCI loans that have deteriorated since acquisition.

7. Other Real Estate
The following table segregates the other real estate (“ORE”) by type:

(in thousands)	September 30, 2017	December 31, 2016
Commercial	$2,196	$6,625
Residential	487	1,514
Undeveloped property	5,941	6,675
Total ORE, net	$8,624	$14,814
The following table summarizes the changes in ORE:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Beginning balance	$9,382	$18,621	$14,814	$18,677
ORE acquired in acquisition	—	—	—	809
Transfers of loans to ORE	112	1,307	1,812	6,241
Sales	(811)	(2,346)	(7,051)	(7,755)
Write-downs	(59)	(656)	(951)	(1,046)
Ending balance	$8,624	$16,926	$8,624	$16,926
At September 30, 2017, and December 31, 2016, the recorded investment of residential mortgage loans formally in the process of foreclosure proceedings was approximately $3.1 million and $2.0 million, respectively.
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
The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumption used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument. Because mortgage loans held-for-sale are generally sold within a few weeks of origination, they are unlikely to demonstrate any of the credit weaknesses discussed above and as a result, the amount of any credit related adjustments to fair value during the three and nine months ended September 30, 2017, and 2016, was insignificant.
Recurring Fair Value Measurements
The following tables present certain information regarding the financial assets measured at fair value on a recurring basis by level within the fair value hierarchy based on the inputs used to estimate the fair value at the measurement date. There were no transfers between Levels 1, 2, and 3, during the three and nine months ended September 30, 2017, and 2016.

		September 30, 2017
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale	$124,827	$—	$124,827	$—
Mortgage loans held-for-sale	257,325	—	257,325	—
Other assets(1)	5,389	—	—	5,389
Other liabilities(1)	(324)	—	—	(324)

		December 31, 2016
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale	$144,310	$—	$144,310	$—
Mortgage loans held-for-sale	252,712	—	252,712	—
Other assets(1)	7,111	—	—	7,111
Other liabilities(1)	(1,065)	—	—	(1,065)
(1)Includes mortgage-related IRLCs and derivative financial instruments to hedge interest rate risk. IRLCs are recorded on a gross basis.
The following table presents a reconciliation of all other assets and other liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2017, and 2016. The changes in the fair value of economic hedges were recorded in noninterest income from mortgage banking activities in the Consolidated Statements of Comprehensive Income and are designed to partially offset the change in fair value of the financial instruments referenced in the following table:

	As of or for the Three Months Ended September 30,
	2017		2016
(in thousands)	Other Assets(1)	Other Liabilities(1)	Other Assets(1)	Other Liabilities(1)
Beginning balance	$7,181	$(560)	$8,738	$(5,041)
Total gains / (losses) included in earnings:
Issuances	5,389	(324)	8,158	(2,095)
Settlements and closed loans	(7,246)	560	(9,229)	5,041
Expirations	65	—	491	—
Ending balance	$5,389	$(324)	$8,158	$(2,095)

	As of or for the Nine Months Ended September 30,
	2017		2016
(in thousands)	Other Assets(1)	Other Liabilities(1)	Other Assets(1)	Other Liabilities(1)
Beginning balance	$7,111	$(1,065)	$4,022	$(651)
Total gains / (losses) included in earnings:
Issuances	20,595	(3,233)	24,077	(9,633)
Settlements and closed loans	(22,629)	3,974	(21,035)	8,189
Expirations	312	—	1,094	—
Ending balance	$5,389	$(324)	$8,158	$(2,095)
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

		September 30, 2017
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$20,124	$—	$—	$20,124
ORE, net	5,081	—	—	5,081
Residential mortgage servicing rights	38,807	—	—	38,807
SBA servicing rights	1,064	—	—	1,064

		December 31, 2016
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$22,338	$—	$—	$22,338
ORE, net	9,396	—	—	9,396
Residential mortgage servicing rights	44,600	—	—	44,600

Quantitative Information about Level 3 Fair Value Measurements
The following table shows the valuation technique and range, including weighted average, of the significant unobservable inputs and assumptions used in the fair value measurement of the Company’s Level 3 assets and liabilities:

	Fair Value at
($ in thousands)	September 30, 2017	December 31, 2016	Valuation Technique	Unobservable Inputs	Range/Weighted Average at September 30, 2017	Range/Weighted Average at December 31, 2016
Nonrecurring:
Impaired loans	$20,124	$22,338	Appraised value less estimated selling costs	Estimated selling costs	0% - 10.00% 9.88%	0% - 10.00% 9.69%
Other real estate	5,081	9,396	Discounted appraisals less estimated selling costs	Estimated selling costs	0% - 10.00% 9.53%	0% - 10.00% 9.13%
Residential mortgage servicing rights	38,807	44,600	Discounted cash flows	Discount rate	9.52% - 11.00% 9.82%	9.64% - 11.13% 9.91%
				Modeled prepayment speeds	7.62% - 15.85% 8.28%	7.47% - 18.03% 7.98%
SBA servicing rights	1,064	—	Discounted cash flows	Discount rate	13.00%	N/A
				Modeled prepayment speeds	9.18%	N/A
Recurring:
IRLCs	3,631	3,231	Pricing model	Modeled pull-through ratio	82.50%	82.50%
Forward commitments	1,434	2,815	Investor pricing	Pricing spreads	90.00% - 105.39% 102.55%	90.00% - 106.14% 101.94%
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
The significant unobservable input used in the fair value measurement of the Company’s IRLCs is the pull-through ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. Generally, the fair value of an IRLCs is positive (negative) if the prevailing interest rate is lower (higher) than the IRLCs rate. Therefore, an increase in the pull-through ratio (i.e., higher percentage of loans are estimated to close) will result in the fair value of the IRLCs increasing if in a gain position, or decreasing if in a loss position. The pull-through ratio is largely dependent on the processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock. The pull-through ratio is estimated based on calculations provided by the secondary marketing department using historical data. The estimated pull-through ratio is periodically reviewed by the Company’s Secondary Marketing Department of the Mortgage Banking Division for reasonableness.
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

The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held-for-sale for which the fair value option (“FVO”) has been elected as of September 30, 2017, and December 31, 2016. There were no loans held-for-sale that were 90 days or more past due or in nonaccrual status at September 30, 2017, or December 31, 2016.

(in thousands)	Aggregate Fair Value September 30, 2017	Aggregate Unpaid Principal Balance at September 30, 2017	Aggregate Fair Value Over Unpaid Principal
Residential mortgage loans held-for-sale	$257,325	$250,742	$6,583

(in thousands)	Aggregate Fair Value December 31, 2016	Aggregate Unpaid Principal Balance at December 31, 2016	Aggregate Fair Value Over Unpaid Principal
Residential mortgage loans held-for-sale	$252,712	$250,096	$2,616
Net (losses)/gains resulting from the change in fair value of these loans for the three months ended September 30, 2017, and 2016, were $(718,000) and $2.4 million, respectively, and $4.0 million and $2.7 million for the nine months ended September 30, 2017, and 2016, respectively.
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
The following tables include the carrying amount and estimated fair value, as well as the level within the fair value hierarchy, of the Company’s financial instruments. The fair value estimates presented are based upon relevant information available to management as of September 30, 2017, and December 31, 2016:

		Fair Value Measurements at September 30, 2017
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial instruments (assets):
Cash and cash equivalents	$312,027	$312,027	$—	$—	$312,027
Investment securities available-for-sale	124,827	—	124,827	—	124,827
Investment securities held-to-maturity	15,072	—	11,128	4,025	15,153
Total loans, net (1)	3,719,333	—	257,325	3,197,080	3,454,405
Financial instruments (liabilities):
Noninterest-bearing demand deposits	$1,112,714	$—	$—	$1,112,714	$1,112,714
Interest-bearing deposits	2,825,646	—	—	2,825,198	2,825,198
Short-term borrowings	14,746	—	14,746	—	14,746
Subordinated debt	120,554	—	114,990	—	114,990

		Fair Value Measurements at December 31, 2016
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial instruments (assets):
Cash and cash equivalents	$149,711	$149,711	$—	$—	$149,711
Investment securities available-for-sale	144,310	—	144,310	—	144,310
Investment securities held-to-maturity	16,583	—	12,438	4,096	16,534
Total loans, net (1)	3,737,761	—	252,712	3,236,345	3,489,057
Financial instruments (liabilities):
Noninterest-bearing demand deposits	$964,900	$—	$—	$964,900	$964,900
Interest-bearing deposits	2,665,694	—	—	2,664,872	2,664,872
Short-term borrowings	243,351	—	243,351	—	243,351
Subordinated debt	120,454	—	114,537	—	114,537
(1)Includes $257,325 and $252,712 in residential mortgage loans held-for-sale at September 30, 2017, and December 31, 2016, respectively, for which the Company has elected FVO.
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
For off-balance sheet instruments, fair values are based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing for loan commitments and letters of credit. Fees related to these instruments were immaterial at September 30, 2017, and December 31, 2016, and the carrying amounts represent a reasonable approximation of their fair values. Loan commitments, letters and lines of credit, and similar obligations typically have variable interest rates and clauses that deny funding if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the foregoing schedule.
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

The following table presents the net position of securities sold under repurchase agreements:

(in thousands)	September 30, 2017	December 31, 2016
Securities sold under repurchase agreements (1)	$14,746	$18,351
Fair value of securities pledged	20,179	19,183
Net position of overnight repurchase agreements	$5,433	$832
(1)Included as part of Short-term borrowings on the Consolidated Balance Sheets
The following table summarizes the collateral type pledged for the securities sold under repurchase agreements presented above:

(in thousands)	September 30, 2017	December 31, 2016
Municipal securities	$6,367	$5,568
Residential mortgage-backed securities	13,812	13,615
Total fair value of securities pledged	$20,179	$19,183
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
9. Derivative Financial Instruments
(Losses)/gains of $(1.6) million and $2.4 million were recorded for the three months ended September 30, 2017, and 2016, respectively, and (losses)/gains of $(981,000) and $2.7 million were recorded for the nine months ended September 30, 2017, and 2016, respectively, for all mortgage-related derivatives, and are included in the Consolidated Statements of Comprehensive Income as part of noninterest income from mortgage banking activities.
The Company’s derivative positions were as follows:

	Contract or Notional Amount as of
(in thousands)	September 30, 2017	December 31, 2016
Forward rate commitments	$457,473	$429,283
Interest rate lock commitments	218,992	174,835
Total derivatives contracts	$676,465	$604,118
The Company’s derivative contracts are not subject to master netting arrangements.
10. Earnings Per Common Share
Earnings per common share (“EPS”) were calculated as follows:

	Three Months Ended September 30,
($ in thousands, except per share data)	2017	2016
Net income	$7,934	$12,515

Weighted average common shares outstanding - basic (1)	26,729	25,993
Effect of dilutive stock options and warrants (2)	120	134
Weighted average common shares outstanding – diluted	26,849	26,127

EPS:
Basic	$0.30	$0.48
Diluted	$0.30	$0.48

	Nine Months Ended September 30,
($ in thousands, except per share data)	2017	2016
Net income	$27,353	$23,701

Weighted average common shares outstanding - basic (1)	26,500	25,252
Effect of dilutive stock options and warrants (2)	125	389
Weighted average common shares outstanding – diluted	26,625	25,641

EPS:
Basic	$1.03	$0.94
Diluted	$1.03	$0.92
(1)Includes participating securities related to unvested restricted stock awards, net of forfeitures during the period
(2)Effect of dilutive stock options and warrants includes the dilutive effect of additional potential common shares issuable under contracts outstanding during each respective period
As of September 30, 2017, and 2016, there were 557,500 and 460,000 common stock options, respectively, that were excluded as potentially dilutive. These shares were not included in the computation of diluted EPS because they were anti-dilutive in the period (i.e., the options’ exercise price was greater than the average market price of the common shares.)
11. Certain Transfers of Financial Assets
Servicing rights
The Company sells certain residential mortgage loans, SBA loans and indirect automobile loans to third parties. All such transfers are accounted for as sales and the continuing involvement in the loans sold is limited to certain servicing responsibilities. Loan servicing rights are initially recorded at fair value and subsequently recorded at the lower of cost or fair value and are amortized over the remaining service life of the loans, with consideration given to prepayment assumptions. The carrying value of the loan servicing rights assets is shown in the table below:

(in thousands)	September 30, 2017	December 31, 2016
Loan servicing rights
Residential mortgage	$99,092	$86,131
SBA	5,308	5,707
Indirect automobile	7,490	7,457
Total servicing rights	$111,890	$99,295
Residential Mortgage Loans
The Company typically sells certain first-lien residential mortgage loans to third party investors, primarily Fannie Mae, Ginnie Mae, and Freddie Mac. The Company retains the related mortgage servicing rights (“MSRs”) and receives servicing fees on certain of these loans. During the three months ended September 30, 2017, and 2016, the Company sold $644.6 million and $723.3 million in residential mortgage loans, respectively, with servicing retained. During the nine months ended September 30, 2017, and 2016, the Company sold $1.7 billion and $1.8 billion in residential mortgage loans, respectively, with servicing retained.
The net gain on loan sales, MSRs amortization and recoveries/impairment, and ongoing servicing fees on the portfolio of loans serviced for others are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from mortgage banking activities. During the three months ended September 30, 2017, and 2016, the Company recorded gains on sales of residential mortgage loans of $19.7 million and $25.2 million, respectively. During the nine months ended September 30, 2017, and 2016, the Company recorded gains on sales of residential mortgage loans of $59.7 million and $63.1 million, respectively.
During the three months ended September 30, 2017, and 2016, the Company recorded servicing fee income of $5.6 million and $4.9 million, respectively. During the nine months ended September 30, 2017, and 2016, the Company recorded servicing fee income of $16.3 million and $14.0 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s MSRs and impairment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Residential mortgage servicing rights
Beginning carrying value, net	$94,750	$64,899	$86,131	$72,766
Additions	8,445	7,745	22,203	19,989
Amortization	(3,559)	(4,414)	(10,051)	(11,295)
(Impairment) / recoveries, net (1)	(544)	458	809	(12,772)
Ending carrying value, net	$99,092	$68,688	$99,092	$68,688
(1)Principally reflects changes in market interest rates and prepayment speeds, both of which affect future cash flow projections

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Residential mortgage servicing impairment
Beginning balance	$7,799	$22,753	$9,152	$9,523
Additions	1,766	523	4,127	14,947
Recoveries	(1,222)	(981)	(4,936)	(2,175)
Ending balance	$8,343	$22,295	$8,343	$22,295
The fair value of MSRs, key metrics, and the sensitivity of the fair value to adverse changes in model inputs and/or assumptions are summarized below:

($ in thousands)	September 30, 2017	December 31, 2016
Residential Mortgage Servicing Rights
Fair Value	$103,145	$88,502
Composition of residential loans serviced for others:
Fixed-rate	99.54%	99.47%
Adjustable-rate	0.46%	0.53%
Total	100.00%	100.00%
Remaining term (years)	25.8	25.7
Modeled prepayment speed	8.28%	7.98%
Decline in fair value due to a 10% adverse change	$(3,531)	$(2,918)
Decline in fair value due to a 20% adverse change	(6,842)	(5,643)
Weighted average discount rate	9.82%	9.91%
Decline in fair value due to a 10% adverse change	$(4,141)	$(3,619)
Decline in fair value due to a 20% adverse change	(8,063)	(6,889)
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

Information about the asset quality of residential mortgage loans serviced by the Company is shown in the table below:

Residential mortgage loans serviced	September 30, 2017			Net Charge-offs for the Nine Months Ended September 30, 2017
	Unpaid Principal Balance	Delinquent (days)
(in thousands)		30 to 89	90+
Serviced for others	$8,717,521	$17,820	$13,580	$—
Held-for-sale	250,742	—	—	—
Held-for-investment	452,483	39	14,194	36
Total residential mortgage loans serviced	$9,420,746	$17,859	$27,774	$36
Loans serviced for others are not included in the Consolidated Balance Sheets as they are not assets of the Company.
Mortgage Recourse Liability
During the last five years ended September 30, 2017, the Company has sold approximately 50,500 loans with a principal balance of approximately $12.5 billion. Purchasers generally have recourse to return a sold loan to the Company under limited circumstances. As seller, the Company has made various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance with origination criteria established by the purchasers. In the event of a breach of these representations and warranties, the Company is obligated to repurchase loans with identified defects and/or to indemnify the purchasers. Some of these conditions include underwriting errors or omissions, fraud or material misstatements, and invalid collateral values. The contractual obligation arises only when the breach of representations and warranties is discovered and repurchase/indemnification is demanded. Generally, the maximum amount the Company would be required to pay would be equal to the unpaid principal balance of such loans that are deemed to have defects that were sold to purchasers, plus accrued interest, return of the premium received at the time of the loan sale, and reimbursement of certain expenses. To date, the claims to the Company from the purchasers to be paid upon repurchase or paid because of indemnification have been insignificant. In addition, the Company’s loan sale contracts define a condition in which the borrower defaults during a short period of time as an early payment default (“EPD”). In the event of an EPD, the Company may be required to return the premium paid for the loan, pay certain administrative fees, and may be required to repurchase the loan or indemnify the purchaser unless an EPD waiver is obtained. The Company also makes a number of representations and warranties that it will service the originated loans in accordance with investor servicing guidelines and standards.
Management recognizes the potential risk from costs related to breaches of representations and warranties made in connection with residential loan sales and subsequent required repurchases, indemnifications, and EPD claims. As a result, the Company has established a liability to cover potential costs related to these events based on historical experience, adjusted for any risk factors not captured in the historical losses, current business volume, and known claims outstanding. The recourse liability totaled $1.4 million at September 30, 2017, and December 31, 2016, respectively, and management believes this amount is adequate for potential exposure related to loan sale indemnification, repurchase loans, and EPD claims. There is a significant degree of judgment involved in estimating the recourse liability as the estimation process is inherently uncertain and subject to imprecision. Management will continue to monitor the adequacy of the reserve level and may decide that further additions to the reserve are appropriate in the future. However, there can be no assurance that the current balance of this reserve will prove sufficient to cover actual future losses.
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
SBA Loans
The Company has executed certain transfers of SBA loans with third parties. These loans, which are typically partially guaranteed by the SBA or otherwise credit enhanced, are generally secured by business property such as real estate, inventory, equipment, and accounts receivable. During the three months ended September 30, 2017, and 2016, the Company sold $15.8 million and $18.2 million in SBA loans, respectively, with servicing retained. During the nine months ended September 30, 2017, and 2016, the Company sold $39.5 million and $47.0 million in SBA loans, respectively, with servicing retained.
The Company retains the loan servicing rights and receives ongoing servicing fees on the portfolio of loans serviced for others. The net gain on SBA loan sales, amortization and recoveries/impairment of servicing rights, and ongoing servicing fees are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from SBA lending activities. During the three months ended September 30, 2017, and 2016, the Company recorded gains on sales of SBA loans of $870,000 and $530,000, respectively. During the nine months ended September 30, 2017, and 2016, the Company recorded gains on sales of SBA loans of $2.1 million and $2.5 million, respectively.

During the three months ended September 30, 2017, and 2016, the Company recorded servicing fee income of $607,000 and $672,000, respectively. For each of the nine months ended September 30, 2017, and 2016, the Company recorded servicing fee income of $1.9 million. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.
The table below is an analysis of the activity in the Company’s SBA loan servicing rights and impairment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
SBA loan servicing rights
Beginning carrying value, net	$5,312	$5,747	$5,707	$5,358
Additions	429	413	1,091	1,219
Amortization	(393)	(464)	(1,387)	(1,117)
(Impairment) / recoveries, net (1)	(40)	7	(103)	243
Ending carrying value, net	$5,308	$5,703	$5,308	$5,703
(1)Principally reflects changes in market interest rates and prepayment speeds, both of which affect future cash flow projections

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
SBA servicing rights impairment
Beginning balance	$63	$7	$—	$243
Additions	40	—	103	—
Recoveries	—	(7)	—	(243)
Ending balance	$103	$—	$103	$—
The fair value of the SBA loan servicing rights, key metrics, and the sensitivity of the fair value to adverse changes in the model inputs and/or assumptions are summarized below:

($ in thousands)	September 30, 2017	December 31, 2016
SBA loan servicing rights
Fair Value	$6,161	$6,424
Composition of loans serviced for others:
Fixed-rate	—%	0.19%
Adjustable-rate	100.00%	99.81%
Total	100.00%	100.00%
Remaining term (years)	19.2	19.6
Modeled prepayment speed	9.18%	8.62%
Decline in fair value due to a 10% adverse change	$(161)	$(161)
Decline in fair value due to a 20% adverse change	(315)	(314)
Weighted average discount rate	13.00%	13.13%
Decline in fair value due to a 10% adverse change	$(219)	$(226)
Decline in fair value due to a 20% adverse change	(421)	(443)
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

Information about the asset quality of SBA loans serviced by the Company is shown in the table below:

	September 30, 2017			Net Charge-offs for the Nine Months Ended September 30, 2017
SBA loans serviced	Unpaid Principal Balance
		Delinquent (days)
(in thousands)		30 to 89	90+
Serviced for others	$276,326	$1,892	$2,441	$—
Held-for-sale	8,004	—	—	—
Held-for-investment	148,895	492	2,458	109
Total SBA loans serviced	$433,225	$2,384	$4,899	$109
Loans serviced for others are not included in the Consolidated Balance Sheets as they are not assets of the Company.
Indirect Automobile Loans
The Company purchases, on a nonrecourse basis, consumer installment contracts secured by new and used vehicles purchased by consumers from franchised motor vehicle dealers and select independent dealers. A portion of the indirect automobile loans is sold with servicing retained and the Company receives ongoing servicing fees on the portfolio of loans serviced for others. During the three months ended September 30, 2017, and 2016, the Company sold $27.1 million and $64.8 million in indirect automobile loans, respectively, with servicing retained. During the nine months ended September 30, 2017, and 2016, the Company sold $371.5 million and $412.6 million in indirect automobile loans, respectively, with servicing retained.
The gain on loan sales, amortization of servicing rights, and ongoing servicing fees are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from indirect lending activities. During the three months ended September 30, 2017, and 2016, the Company recorded gains on sales of indirect automobile loans of $445,000 and $1.2 million, respectively. During the nine months ended September 30, 2017, and 2016, the Company recorded gains on sales of indirect automobile loans of $5.8 million and $7.3 million, respectively.
During both of the three months ended September 30, 2017, and 2016, the Company recorded servicing fee income of $2.3 million. During the nine months ended September 30, 2017, and 2016, the Company recorded servicing fee income of $6.8 million and $6.6 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.
The table below is an analysis of the activity in the Company’s indirect automobile loan servicing rights:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Indirect automobile loan servicing rights
Beginning carrying value	$8,154	$8,174	$7,457	$6,820
Additions	182	523	2,606	3,221
Amortization	(846)	(1,068)	(2,573)	(2,412)
Ending carrying value	$7,490	$7,629	$7,490	$7,629
The Company has not recorded impairment on its indirect automobile loan servicing rights.

The fair value of the indirect automobile loan servicing rights, key metrics, and the sensitivity of the fair value to adverse changes in model inputs and/or assumptions are summarized below:

($ in thousands)	September 30, 2017	December 31, 2016
Indirect automobile loan servicing rights
Fair value	$7,577	$7,579
Composition of loans serviced for others:
Fixed-rate	100%	100%
Adjustable-rate	—%	—%
Total	100%	100%
Remaining term (years)	4.5	4.8
Modeled prepayment speed	18.95%	18.95%
Decline in fair value due to a 10% adverse change	$(184)	$(190)
Decline in fair value due to a 20% adverse change	(360)	(371)
Weighted average discount rate	6.91%	6.94%
Decline in fair value due to a 10% adverse change	$(69)	$(71)
Decline in fair value due to a 20% adverse change	(136)	(141)
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
Information about the asset quality of the indirect automobile loans serviced by the Company is shown in the table below:

	September 30, 2017			Net Charge-offs for the Nine Months Ended September 30, 2017
Indirect automobile loans serviced	Unpaid Principal Balance
		Delinquent (days)
(in thousands)		30 to 89	90+
Serviced for others	$1,114,710	$3,247	$2,750	$2,153
Held-for-sale	75,000	—	—	—
Held-for-investment	1,609,678	4,232	3,256	3,881
Total indirect automobile loans serviced	$2,799,388	$7,479	$6,006	$6,034
Loans serviced for others are not included in the Consolidated Balance Sheets as they are not assets of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis reviews important factors affecting our financial condition at September 30, 2017 compared to December 31, 2016, and compares the results of operations for the three and nine months ended September 30, 2017, and 2016. These comments should be read in conjunction with our consolidated financial statements and accompanying notes appearing in this Quarterly Report on Form 10-Q and the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2016. All percentage and dollar variances noted in the following analysis are calculated from the balances presented in the accompanying consolidated financial statements.
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

Selected Financial Data
The following table contains selected consolidated financial data and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and unaudited consolidated financial statements and accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q:

	As of or for the Three Months Ended			As of or for the Nine Months Ended
($ in thousands, except per share data)	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
INCOME STATEMENT DATA:
Interest income	$39,105	$39,578	$39,898	$116,325	$110,996
Interest expense	5,711	5,832	5,135	16,951	15,096
Net interest income	33,394	33,746	34,763	99,374	95,900
Provision for loan losses	1,425	750	2,118	4,275	5,746
Noninterest income	33,638	35,056	39,325	106,064	94,182
Noninterest expense	52,837	54,551	52,167	157,960	146,850
Net income	7,934	8,892	12,515	27,353	23,701
PERFORMANCE:
Earnings per common share - basic	$0.30	$0.34	$0.48	$1.03	$0.94
Earnings per common share - diluted	0.30	0.33	0.48	1.03	0.92
Book value per common share	14.47	14.21	13.32	14.47	13.32
Tangible book value per common share	14.00	13.72	12.78	14.00	12.78
Cash dividends paid per common share	0.12	0.12	0.12	0.36	0.36
Return on average assets	0.70%	0.78%	1.15%	0.81%	0.76%
Return on average shareholders' equity	8.28%	9.58%	14.58%	9.66%	9.68%
Net interest margin	3.20%	3.20%	3.47%	3.20%	3.33%
END OF PERIOD BALANCE SHEET SUMMARY:
Total assets	$4,505,423	$4,609,280	4,395,611	$4,505,423	$4,395,611
Earning assets	4,167,549	4,267,358	4,074,834	4,167,549	4,074,834
Loans, excluding loans held-for-sale	3,409,707	3,332,132	3,332,311	3,409,707	3,332,311
Total deposits	3,938,360	3,899,796	3,538,908	3,938,360	3,538,908
Shareholders' equity	388,068	379,399	347,770	388,068	347,770
Assets serviced for others	10,109,466	9,877,434	8,926,574	10,109,466	8,926,574
DAILY AVERAGE BALANCE SHEET SUMMARY:
Total assets	$4,479,645	$4,579,531	$4,329,974	$4,497,259	$4,161,662
Earning assets	4,147,053	4,245,954	4,020,463	4,159,262	3,852,269
Loans, excluding loans held-for-sale	3,351,857	3,339,694	3,266,511	3,337,544	3,152,018
Total loans	3,725,976	3,736,026	3,718,341	3,726,980	3,561,643
Total deposits	3,913,514	3,798,523	3,573,131	3,786,678	3,421,511
Shareholders' equity	379,962	372,323	341,393	378,514	327,189
Assets serviced for others	9,970,191	9,685,378	8,807,270	9,681,324	8,484,514
ASSET QUALITY RATIOS:
Net charge-offs, annualized to average loans	0.13%	0.09%	—%	0.13%	0.23%
Allowance to period-end loans	0.90%	0.91%	0.89%	0.90%	0.89%
Nonperforming assets to total loans, ORE and repossessions	1.56%	1.50%	1.51%	1.56%	1.51%
Allowance to nonperforming loans, ORE and repossessions	0.52x	0.54x	0.58x	0.52x	0.58x
SELECTED RATIOS:
Loans to total deposits	86.58%	85.44%	94.16%	86.58%	94.16%
Average total loans to average earning assets	89.85%	87.99%	92.49%	89.61%	94.47%
Noninterest income to revenue	46.24%	46.97%	49.64%	47.69%	45.90%
Leverage ratio	8.81%	8.36%	8.48%	8.81%	8.48%
Common equity tier 1 capital	8.81%	8.61%	8.19%	8.81%	8.19%
Tier 1 risk-based capital	9.96%	9.76%	9.31%	9.96%	9.31%
Total risk-based capital	12.68%	12.47%	11.97%	12.68%	11.97%
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
During the remainder of 2017 and into 2018, we expect to continue to expand our footprint and customer base to focus on growth and profitability. Organic growth remains our focus, while we emphasize investing in systems and infrastructure to create efficiencies to provide support for our continued growth. Branches will be opened in Tallahassee, Florida, and Macon and Covington, Georgia over the next several quarters. We believe these branches will be well positioned to generate new customers and opportunities in these markets. Our investment in the Wealth Management business is expected to contribute to earnings by the end of the year. We are also continuing to focus on asset quality, revenue growth, deposit growth, and quality loan growth at a well-maintained capital level.
On March 1, 2016, we completed our acquisition of American Enterprise Bankshares, Inc. (“AEB”), the holding company for American Enterprise Bank of Florida, headquartered in Jacksonville, Florida. Under the terms of the acquisition agreement, AEB merged with and into the Company and American Enterprise Bank of Florida merged with and into Fidelity Bank. With this acquisition, we added approximately $208.8 million in assets (including cash of $36.3 million, $147.3 million in loans and $5.2 million in goodwill) and $181.8 million in deposits. The AEB acquisition expanded and strengthened our retail branch footprint with the addition of two branches in the Jacksonville, Florida market.
Our lending activities are significantly influenced by the local economic environments in the markets we serve. We have grown our indirect auto loan, mortgage and construction portfolios organically and through acquisitions. Our loan portfolio is well diversified among consumer, commercial, and real estate lending. The credit quality of the loans we have originated continues to be strong.
We derive about half of our revenues from noninterest income sources such as service charges on loan and deposit accounts, fees on other products and services and income from mortgage banking, indirect automobile, and SBA activities. The majority of the noninterest income earned from these sources is generated from gains on sales of loans including recognition of gain on loan servicing on the majority of loans sold. The retained servicing obligation generates servicing revenue over the life of the loans sold. The revenue generated from gains on sales of loans and related servicing is partially offset by amortization and possible impairment of the related servicing rights. Servicing rights are amortized in proportion to the estimated future servicing income on the underlying loans sold. Impairment on servicing rights is recorded based on changes in the estimated and actual prepayment speeds and default rates and losses on the underlying loans sold. During the nine months ended September 30, 2017, impairment recovery on mortgage servicing rights was recorded as part of noninterest income from mortgage banking activities. The impairment recovery occurred as estimated future prepayment speeds stabilized during the period, and subsequently, the estimated remaining life of the servicing income on the underlying loans serviced for others extended slightly.
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
Financial Performance
We recorded net income for the three months ended September 30, 2017 of $7.9 million compared to $12.5 million for the same period in 2016, a decrease of $4.6 million, or 36.6%. For the nine months ended September 30, 2017, we recorded net income of $27.4 million compared to $23.7 million for the same period in 2016, an increase of $3.7 million, or 15.4%.
Basic and diluted earnings per common share for the three months ended September 30, 2017, were both $0.30 compared to $0.48 for both basic and diluted earnings per common share, for the same period last year. For the nine months ended September 30, 2017, both basic and diluted earnings per common share were $1.03, compared to $0.94 and $0.92, respectively, for the same period last year.
Results of Operations
Net Income
Net income for the three months ended September 30, 2017 was $7.9 million compared to $12.5 million for the same period in 2016, a decrease of $4.6 million, or 36.6%. The primary driver of this decrease in net income for the three months ended September 30, 2017, was a decrease in net interest income of $1.4 million, lower noninterest income of $5.7 million, and higher noninterest expense of $670,000, offset by a decrease in provision for loan losses of $693,000 and lower income tax expense of $2.5 million due to lower pretax book income.

Net income for the nine months ended September 30, 2017, was $27.4 million compared to $23.7 million for the same period in 2016, an increase of $3.7 million, or 15.4%. The primary driver of this increase in net income for the nine months ended September 30, 2017, was an increase of $11.9 million, or 12.6% in total noninterest income stemming from an additional $13.8 million of income from mortgage banking activities, due to a $13.6 million positive swing in MSRs impairment, as compared to the same period in 2016. The primary offset to the higher income was higher noninterest expense in the amount of $11.1 million, or 7.6%, as compared to the previous period, following the acquisition of American Enterprise Bank on March 1, 2016. Increases in salaries and benefits, commissions, and professional and other services were noted due to an increase in the full-time equivalent employees (“FTE”) count of approximately 103, or 8.1%, year over year. There were also higher expenses paid to outside third parties, primarily for ongoing projects to build the operating infrastructure, gather data to comply with new and existing regulations, and compliance with new accounting standards. The remainder of the increase was due to higher net interest income of $3.5 million, lower provision for loan losses of $1.5 million, offset by higher income tax expense of $2.1 million.
Interest Income
Interest income was $39.1 million, a decrease of $793,000, or 2.0% for the quarter compared to the same period in 2016 as the yield on loans decreased by 15 basis points, primarily in the commercial, construction and mortgage loan portfolios, offset by an increase in the yield on the indirect auto portfolio. For the nine months ended September 30, 2017, interest income was $116.3 million, an increase of $5.3 million, or 4.8%, compared to the same period in 2016. The increase was primarily from an increase in mortgage loans of $2.0 million, indirect consumer loans of $1.8 million, interest-bearing deposits with banks of $1.6 million and SBA loans of $1.5 million. Year over year, average loans for the quarter increased by $7.6 million, or 0.2%, compared to the same period a year ago.
On a linked-quarter basis, interest income decreased by $473,000, or 1.2%, primarily driven by a decrease of 6 basis points in the yield on loans and a decrease in average loans of $10.1 million. Additionally, the interest income from excess fed funds sold and interest-bearing deposits with banks decreased by $45,000, or 5.3%, for the quarter as excess cash from the Florida money market deposit campaign was used to pay off higher-cost short-term borrowings.
Interest Expense
Interest expense for the quarter of $5.7 million reflects an increase of $576,000, or 11.2%, as compared to the same quarter a year ago, primarily due to an increase in interest expense on deposits. A $241.9 million increase in average interest-bearing deposits for the quarter was due to the Bank’s continued deposit marketing campaign. Interest expense for the nine months ended September 30, 2017 of $17.0 million reflects an increase of $1.9 million, or 12.3%, as compared to the same period a year ago, primarily due to an increase in interest expense on deposits of $1.7 million or 17.2%. A $242.7 million increase in average interest-bearing deposits during the period was due to the Bank’s continued deposit marketing campaign.
On a linked-quarter basis, interest expense decreased by $121,000, or 2.1%, primarily due to the pay down of short-term borrowings during the quarter. The borrowing expense decreased by $486,000, partially offset by an increase in interest-bearing deposit expenses of $272,000 from the marketing campaign.
Net Interest Margin
As compared to the same quarter a year ago, net interest margin (tax equivalent) decreased by 27 basis points, from 3.47%, primarily due to a 23 basis point decrease in the yield on earning assets, while the yield on total interest-bearing liabilities increased by 8 basis points from 0.69%.
Average earning assets increased by $126.6 million, primarily due to the increase in excess cash generated over the year by the increase in deposits. Average interest-bearing liabilities increased by $4.8 million primarily driven by an increase in average interest-bearing deposits of $241.9 million and offset by a decrease in average borrowings of $237.2 million.
As compared to the same nine months a year ago, net interest income (tax equivalent) margin decreased by 13 basis points, from 3.33%, primarily due to a 11 basis point decrease in the yield on earning assets, while the yield on total interest-bearing liabilities also increased 4 basis points from 0.70%. Average earning assets increased by $307.0 million, primarily due to the increase in excess cash generated over the year by the increase in deposits and organic growth in the loan portfolio. Average interest-bearing liabilities increased by $160.5 million primarily driven by an increase in average interest-bearing deposits of $242.7 million and offset by a decrease in average borrowings of $82.3 million.
On a linked-quarter basis, net interest margin remained flat at 3.20%. The yield on total average earning assets remained flat at 3.75%, while the yield on total interest bearing liabilities increased slightly by 2 basis points to 0.77%. Average earning assets decreased by $98.9 million, primarily driven by the use of cash to pay down the short-term borrowings, and a reciprocal lowering of FHLB stock. Average interest-bearing liabilities decreased by $182.9 million, primarily driven by the $222.5 million decrease in other short-term borrowings, offset by an increase $39.5 million in total interest-bearing deposits.
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
The following is a reconciliation of interest income as reported in the Consolidated Statements of Comprehensive Income to interest income on a taxable-equivalent basis:

Reconciliation of Non-GAAP Measure:	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Interest income, GAAP basis	$39,105	$39,898	$116,325	$110,996
Taxable-equivalent adjustment	57	348	179	259
Interest income, taxable-equivalent basis	$39,162	$40,246	$116,504	$111,255
Average Balances, Interest and Yields (Unaudited)

	For the Three Months Ended
	September 30, 2017			September 30, 2016
($ in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans, net of unearned income(1)	$3,725,976	$37,333	3.98%	$3,718,341	$38,631	4.13%
Investment securities(1)	147,572	1,026	2.76%	189,365	1,466	3.08%
Other earning assets	273,505	803	1.16%	112,757	149	0.53%
Total interest-earning assets	4,147,053	39,162	3.75%	4,020,463	40,246	3.98%
Noninterest-earning assets:
Cash and due from banks	41,590			29,400
Allowance for loan losses	(30,518)			(28,108)
Premises and equipment, net	87,679			88,292
Other real estate	9,111			17,714
Other assets	224,730			202,213
Total noninterest-earning assets	332,592			309,511
Total assets	$4,479,645			$4,329,974

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand and money market	$1,447,874	$1,528	0.42%	$1,151,152	$744	0.26%
Savings deposits	340,663	267	0.31%	370,011	322	0.35%
Time deposits	1,021,563	2,368	0.92%	1,047,044	2,270	0.86%
Total interest-bearing deposits	2,810,100	4,163	0.59%	2,568,207	3,336	0.52%
Short-term borrowings	20,899	17	0.32%	258,139	345	0.53%
Subordinated debt	120,538	1,532	5.04%	120,415	1,454	4.80%
Total interest-bearing liabilities	2,951,537	5,712	0.77%	2,946,761	5,135	0.69%
Noninterest-bearing liabilities and shareholders' equity:
Demand deposits	1,103,414			1,004,924
Other liabilities	44,732			36,896
Shareholders’ equity	379,962			341,393
Total noninterest-bearing liabilities and stockholders’ equity	1,528,108			1,383,213
Total liabilities and shareholders’ equity	$4,479,645			$4,329,974
Net interest income/spread		$33,450	2.98%		$35,111	3.29%
Net interest margin			3.20%			3.47%
(1)Interest income includes the effect of taxable equivalent adjustment using a 35% tax rate

	For the Nine Months Ended
	September 30, 2017			September 30, 2016
($ in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans, net of unearned income(1)	$3,726,980	$111,054	3.98%	$3,561,643	$106,803	4.01%
Investment securities(1)	161,064	3,448	2.86%	196,436	4,118	2.80%
Other earning assets	271,218	2,002	0.99%	94,190	334	0.47%
Total interest-earning assets	4,159,262	116,504	3.75%	3,852,269	111,255	3.86%
Noninterest-earning assets:
Cash and due from banks	41,443			29,296
Allowance for loan losses	(30,143)			(27,281)
Premises and equipment, net	87,599			86,314
Other real estate	11,365			19,025
Other assets	227,733			202,039
Total noninterest-earning assets	337,997			309,393
Total assets	$4,497,259			$4,161,662

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand and money market	$1,353,050	$3,734	0.37%	$1,111,018	$2,160	0.26%
Savings deposits	361,667	899	0.33%	362,014	910	0.34%
Time deposits	1,040,445	6,870	0.88%	1,039,450	6,742	0.87%
Total interest-bearing deposits	2,755,162	11,503	0.56%	2,512,482	9,812	0.52%
Short-term borrowings	169,193	910	0.72%	251,505	950	0.50%
Subordinated debt	120,505	4,538	5.03%	120,372	4,334	4.81%
Total interest-bearing liabilities	3,044,860	16,951	0.74%	2,884,359	15,096	0.70%
Noninterest-bearing liabilities and shareholders’ equity:
Demand deposits	1,031,516			909,029
Other liabilities	42,369			41,085
Shareholders’ equity	378,514			327,189
Total noninterest-bearing liabilities and stockholders' equity	1,452,399			1,277,303
Total liabilities and shareholders’ equity	$4,497,259			$4,161,662
Net interest income/spread		$99,553	3.01%		$96,159	3.16%
Net interest margin			3.20%			3.33%
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
The provision for loan losses was $1.4 million and $4.3 million for the three and nine months ended September 30, 2017, respectively, a decrease of $693,000, and $1.5 million, respectively, compared to the same periods in 2016. The primary reason for the lower provision for loan losses was overall improved credit quality. Annualized net charge-offs remained low for the quarter at 0.13% of average assets.
On a linked-quarter basis, the provision for loan losses increased by $675,000, Gross charge-offs were flat while recoveries decreased from the previous quarter.
The following schedule summarizes the changes in the allowance for loan losses for the periods indicated:

	As of or for the Nine Months Ended September 30,		Year Ended December 31,
($ in thousands)	2017	2016	2016
Balance at beginning of period	$29,831	$26,464	$26,464
Net charge-offs:
Commercial	(19)	(863)	(1,426)
SBA	(109)	(364)	(305)
Construction	793	1,911	2,157
Consumer	(3,915)	(2,410)	(3,747)
Mortgage	2	(128)	(846)
Total net charge-offs	(3,248)	(1,854)	(4,167)
Decrease in FDIC indemnification asset	(155)	(619)	(697)
Provision for loan losses(1)	4,275	5,746	8,231
Balance at end of period	$30,703	$29,737	$29,831

Annualized ratio of net charge-offs to average loans outstanding, net	0.13%	0.23%	0.13%
Allowance for loan losses as a percentage of loans	0.90%	0.89%	0.90%
Allowance for loan losses as a percentage of loans, excluding acquired loans (2)	0.96%	0.98%	0.99%
(1)Net of benefit attributable to FDIC indemnification asset
(2)Excludes the recorded investment of acquired loans, due to valuation calculated at acquisition
Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio at September 30, 2017. The allowance for loan losses as a percentage of loans outstanding at the end of the current quarter and the third quarter of 2016, was 0.90%, and 0.89%, respectively. The allowance for loan losses as a percentage of loans outstanding, excluding acquired loans, at the end of the third quarter of 2017, and 2016, was 0.96%, and 0.98%, respectively.

Noninterest Income
The categories of noninterest income, and the dollar and percentage change between periods, are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Service charges on deposit accounts	$1,553	$1,530	$23	1.5%	$4,489	$4,333	$156	3.6%
Other fees and charges	2,197	2,305	(108)	(4.7)	6,060	5,829	231	4.0
Mortgage banking activities	25,040	30,091	(5,051)	(16.8)	77,865	64,113	13,752	21.4
Indirect lending activities	1,901	2,388	(487)	(20.4)	9,967	11,434	(1,467)	(12.8)
SBA lending activities	1,460	1,202	258	21.5	3,959	4,329	(370)	(8.5)
Bank owned life insurance	401	968	(567)	(58.6)	1,259	1,916	(657)	(34.3)
Securities gains	—	296	(296)	(100.0)	—	578	(578)	(100.0)
Other	1,086	545	541	99.3	2,465	1,650	815	49.4
Total noninterest income	$33,638	$39,325	$(5,687)	(14.5)	$106,064	$94,182	$11,882	12.6
Compared to the same quarter a year ago, noninterest income of $33.6 million decreased by $5.7 million, or 14.5%, primarily due to a net decrease in noninterest income from mortgage banking activities of $5.1 million, or 16.8%, primarily due to a decrease in marketing gains of $5.5 million. This decrease was due to a decrease in the pipeline of locked loans of $129.3 million or 32.8% as well as the mix of loan production with more profitable refinances making up 33.3% of loan production in the third quarter of 2016 compared to 13.7% in the third quarter of 2017.
Noninterest income for the the nine months ended September 30, 2017 was $106.1 million, an increase of $11.9 million or 12.6% compared to the same period of 2016. This increase was primarily due to a net increase in noninterest income from mortgage banking activities of $13.8 million, or 21.4%, due to a $13.6 million swing in the MSR impairment to a recovery for the first nine months of 2017, partially offset by a decrease in indirect lending activities income of $1.5 million or 12.8%.
On a linked-quarter basis, noninterest income decreased by $1.4 million, or 4.0%, largely due to a net decrease in mortgage banking activities income of $1.9 million or 7.1% and a decrease in indirect lending activities income of $1.7 million, or 47.8%. The mortgage and indirect auto decreases were partially offset by increases of $779,000 in SBA lending activities, $263,000 in service charges and other fees, a $403,000 increase in gain on sale of ORE, a reduction of $649,000 in the amortization of the FDIC indemnification asset as one of the commercial loss share agreements with the FDIC expired at June 30, 2017, and trust service fees increased by $86,000 as the customer base increased from the addition of client advisors to the wealth management division. Marketing gains and origination points and fees, part of mortgage banking activities, decreased during the quarter primarily due to lower mortgage production, which decreased $47.6 million and a lower pipeline of locked loans to be sold, which decreased by $95.1 million, or 26.4%. These factors were offset by higher loan sales of $42.5 million or 6.2%. Due to the industry-wide weakening of the indirect auto loan sales market, the Company's indirect loan sales decreased by $124.9 million, or 82.2%, resulting in lower gain on sale of $811,000 and a decrease in capitalization of servicing rights of $838,000.
Noninterest Expense
The categories of noninterest expense, and the dollar and percentage change between periods, are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Salaries and employee benefits	$26,331	$24,224	$2,107	8.7%	$77,621	$70,876	$6,745	9.5%
Commissions	9,244	9,450	(206)	(2.2)	26,126	24,393	1,733	7.1
Occupancy, net	4,508	4,597	(89)	(1.9)	13,371	12,994	377	2.9
Professional and other services	4,604	4,053	551	13.6	13,723	11,685	2,038	17.4
Other	8,150	9,843	(1,693)	(17.2)	27,119	26,902	217	0.8
Total noninterest expense	$52,837	$52,167	$670	1.3	$157,960	$146,850	$11,110	7.6
Compared to the same quarter a year ago, noninterest expense for the quarter of $52.8 million increased by $670,000, or 1.3% mostly due to increased expenses associated with organic growth, especially in the mortgage and Wealth Management divisions. Salaries, employee benefits and commissions increased by $1.9 million, or 5.6%, mainly due to an increase in the FTE count of approximately 103, or 8.1%, year over year. Professional and other services also increased by $551,000 or 13.6%, primarily due to increased expenses paid to outside third parties for infrastructure improvement projects and costs associated with new and existing regulations. These increases in noninterest expense were offset by decreases in other noninterest expense of $1.7 million or 17.2% and a decrease in occupancy expense of $89,000 or 1.9%. Other noninterest expense was lower by $842,000 due to lower loan origination and credit reports expenses associated with lower mortgage production noted above in the linked-quarter paragraph and lower ORE expense of $547,000 as the amount of ORE properties was significantly lower in the third quarter of 2017 compared to the third quarter of 2016.
Compared to the nine months a year ago, noninterest expense for the quarter of $158.0 million increased by $11.1 million, or 7.6% mostly due to increased expenses associated with organic growth, especially in the mortgage and Wealth Management divisions. Salaries, employee benefits and commissions increased by $8.5 million, or 8.9%, mainly due to an increase in the FTE count of approximately 103, or 8.1%, year over year. Professional and other services also increased by $2.0 million or 17.4%, primarily due to increased expenses paid to outside third parties for infrastructure improvement projects and costs associated with new and existing regulations coupled with an increase in other noninterest expense of $217,000.
On a linked-quarter basis, noninterest expense decreased by $1.7 million, or 3.1%, primarily due to a decrease in other noninterest expense of $1.4 million. The decrease in other noninterest expense was primarily due to a $1.0 million decrease in loan origination and credit report expenses related to mortgage loan production. Professional and other services expense were also lower by $448,000, or 8.9%, due to a decline in expenses paid to outside third parties. These decreases were offset by an increase in salaries, commissions and employee benefits of $339,000 or 1.0%, which was mainly due to an increase in $690,000 in deferred compensation expense, offset by a decrease in commissions of $140,000.
Income Tax Expense
Income tax expense was $4.8 million and $15.9 million, for the three and nine months ended September 30, 2017, respectively, a decrease of $2.5 million, or 33.6%, and an increase of $2.1 million, or 15.0%, respectively, as compared to the same periods in 2016. The primary driver of these changes was the level of pre-tax income reported for each period. The effective tax rate for the three months ended September 30, 2017 was 37.9%, as compared to 36.8% for the same period in 2016.
The effective tax rate for the nine months ended September 30, 2017 was 36.7%, as compared to 36.8% for the same period in 2016. The decrease in the effective tax rate in the nine months ended September 30, 2017 is primarily driven by an increase in permanent favorable book/tax differences as a percentage of pretax book income, mainly related to the adoption of ASU 2016-09, “Improvements to Employee Share-based Payment Accounting,” which changed book/tax differences relating to stock compensation, and Florida tax credits.
Financial Condition
Total assets grew to $4.5 billion at September 30, 2017, an increase of $115.7 million, or 2.6%, compared to December 31, 2016, primarily driven by an increase in cash and cash equivalents which grew $162.3 million, or 108.4%, as a result of an increase in total deposits of $307.8 million, or 8.5%, due to successful campaigns in 2017. In addition, total assets were impacted by a decrease of $125.0 million, or 26.9%, in loans held-for-sale due to fluctuations in the pipelines. Loans held-for-investment increased by $107.4 million, or 3.3%, due to new loan production. The excess cash from deposit marketing campaigns was used to pay off $225.0 million in FHLB advances during 2017.
Loans
Total loans of $3.8 billion at September 30, 2017, decreased by $17.6 million, or 0.5%, as compared to December 31, 2016. Consistent with industry trends influenced by rising interest rates, loan production has slowed in the indirect automobile and commercial portfolios. The Bank continues to generate organic new business, evidenced by average loan balances increasing by approximately $111.5 million, as compared to December 31, 2016, as well as leveraging its expansion into new markets, as shown through solid production in the residential mortgage and HELOC portfolios. Loans held for sale fell by $125.0 million, or 26.9%, during the year to $340.3 million, primarily due to slowing of loan sales in the indirect automobile market.
Fair Value Adjustments
Loan servicing rights increased by $12.6 million, or 12.7%, to $111.9 million at September 30, 2017, compared to December 31, 2016. Cumulative production and sales of residential mortgage, SBA, and indirect auto loans continued to grow and generate a net increase in servicing rights.
On a linked quarter basis, loan servicing rights increased by $3.7 million, or 3.4%, to $111.9 million. Mortgage servicing rights (“MSRs”), the primary component of loan servicing rights, contributed the majority of the change, increasing by $4.3 million, slightly offset by the change in indirect and SBA loan servicing rights for the quarter.
The increase in MSRs was primarily driven by increased sales of mortgage loans with servicing retained to $644.6 million for the quarter, an increase of $70.8 million, or 12.3%, in comparison to the prior linked-quarter. This increase was partially offset by a slight increase in impairment during the quarter as a result of higher estimated prepayments.
The current estimated fair market value of the MSRs was $103.1 million at September 30, 2017, an excess of $4.1 million over the net carrying value recorded. If interest rates trend upward, the fair market value would theoretically increase with a corresponding decrease in early prepayment expectations and some portion of the cumulative impairment recorded may be recovered. However, the value of the MSRs is highly dependent on current market rates so any interest rate volatility could significantly impact the value of the asset and the recorded impairment, either positively or negatively.

Fair value gains on the portfolio of mortgage loans held for sale, interest rate lock commitments (“IRLCs”) and hedge items was $11.6 million at September 30, 2017, an decrease of $2.3 million, or 16.3%, during the quarter. The decrease was primarily attributable to the decreases in loans held for sale and gross pipeline of locked loans to be sold as we enter into the fall and winter months, historically a lower buying season. Since the bank hedges its mortgage pipeline and held for sale portfolio, the volatility of these items due to interest rate movements collectively should be minimal.
Asset Quality
The following schedule summarizes our asset quality as of or for the three months ended for the dates indicated:

($ in thousands)	September 30, 2017	December 31, 2016	September 30, 2016
NONPERFORMING ASSETS
Nonaccrual loans (2) (6)	$41,408	$35,358	$32,796
Loans past due 90 days or more and still accruing	6,534	6,189	6,140
Repossessions	2,040	2,274	1,747
Other real estate (ORE)	8,624	14,814	16,926
Nonperforming assets	$58,606	$58,635	$57,609
ASSET QUALITY RATIOS
Loans 30-89 days past due	$10,193	$7,707	$7,304
Loans 30-89 days past due to loans	0.30%	0.23%	0.22%
Loans past due 90 days or more and still accruing to loans	0.19%	0.19%	0.18%
Nonperforming loans as a % of loans	1.41%	1.26%	1.17%
Nonperforming assets to loans, ORE, and repossessions	1.56%	1.55%	1.51%
Classified Asset Ratio (4)	20.59%	21.22%	21.47%
ALL to nonperforming loans	64.04%	71.80%	76.36%
Net charge-offs, annualized to average loans	0.13%	0.28%	—%
ALL as a % of loans	0.90%	0.90%	0.89%
ALL as a % of loans, excluding acquired loans(5)	0.96%	0.99%	0.98%
CLASSIFIED ASSETS
Classified loans (1)	$75,033	$68,128	$67,826
ORE and repossessions	10,664	17,088	16,792
Total classified assets (3)	$85,697	$85,216	$84,618

(1)Amount of SBA guarantee included in classified loans	$2,755	$7,735	$8,665
(2)Amount of repurchased GNMA government-guaranteed loans, primarily residential mortgage loans, included in nonaccrual loans	$15,450	$7,771	$4,648
(3)Classified assets include loans having a risk rating of substandard or worse, both accrual and nonaccrual, repossessions and ORE, net of loss share and purchase discounts
(4)Classified asset ratio is defined as classified assets as a percentage of the sum of Tier 1 capital plus allowance for loan losses
(5)Allowance calculation excludes the recorded investment of acquired loans, due to valuation calculated at acquisition
(6)Excludes purchased credit impaired (PCI) loans which are not removed from their accounting pool
The Bank had $17.9 million in troubled debt restructured loans at September 30, 2017, of which $14.4 million were accruing loans and $3.4 million were on nonaccrual and included in nonperforming assets in the table above.
Nonperforming assets decreased slightly from December 31, 2016 to September 30, 2017, primarily due to a decrease in ORE property of $6.2 million, partially offset by an increase of $6.1 million in nonaccrual loans. The majority of the increase in nonaccrual loans was due to growth in the portfolio of repurchased GNMA government-guaranteed mortgage loans. Our loss exposure on these government-guaranteed loans is mitigated by the government guarantee in whole or in part.
Qualifying residential mortgage loans guaranteed by U.S. governmental agencies have been sold into GNMA pools since 2012. Under certain performance conditions specified in government programs, the Company may have the right, but not the obligation to repurchase certain loans from the GNMA pools. These loans are recognized as residential mortgage loans in the Consolidated Balance Sheets at the time of repurchase and are classified according to delinquency status. The principal balance of GNMA guaranteed loans is guaranteed in whole or in part. As the average age of the GNMA servicing portfolio increases, normal activity includes buying out delinquent loans which are covered by applicable government guarantees and reimbursements.
Management believes it has been proactive in charging down and charging-off these nonperforming assets as appropriate. Management's assessment of the overall loan portfolio is that loan quality and performance have improved in recent years. Management believes it is being aggressive in evaluating credit relationships and proactive in addressing problems.

When a loan is classified as nonaccrual, to the extent collection is in question, previously accrued interest is reversed, reducing interest income in the current year. If such nonaccrual loans had been on a full accrual basis, interest income on these loans for the nine months ended September 30, 2017 would have been $1.1 million.
Mortgage Recourse Liability
During the last five years ended September 30, 2017, the Company has sold approximately 50,500 loans with a principal balance of approximately $12.5 billion. As seller, the Company has made various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance with origination criteria established by the purchasers. In the event of a breach of these representations and warranties, the Company is obligated to repurchase loans with identified defects and/or to indemnify the purchasers. Some of these conditions include underwriting errors or omissions, fraud or material misstatements, and invalid collateral values. The contractual obligation arises only when the breach of representations and warranties is discovered and repurchase/indemnification is demanded. Generally, the maximum amount the Company would be required to pay would be equal to the unpaid principal balance of such loans that are deemed to have defects that were sold to purchasers, plus accrued interest, return of the premium received at the time of the loan sale, and reimbursement of certain expenses. To date, the claims to the Company from the purchasers to be paid upon repurchase or paid because of indemnification have been insignificant. In addition, the Company’s loan sale contracts define a condition in which the borrower defaults during a short period of time as an early payment default (“EPD”). In the event of an EPD, the Company may be required to return the premium paid for the loan, pay certain administrative fees, and may be required to repurchase the loan or indemnify the purchaser unless an EPD waiver is obtained.
Management recognizes the potential risk from costs related to breaches of representations and warranties made in connection with residential loan sales and subsequent required repurchases, indemnifications, and EPD claims. As a result, the Company has established a liability to cover potential costs related to these events based on historical experience, adjusted for any risk factors not captured in the historical losses, current business volume, and known claims outstanding. The recourse liability totaled $1.4 million at September 30, 2017, and December 31, 2016. Management believes this amount is adequate for potential exposure related to loan sale indemnification, repurchase loans, and EPD claims. Management will continue to monitor the adequacy of the reserve level and may decide that further additions to the reserve are appropriate. However, there can be no assurance that the current balance of this reserve will prove sufficient to cover actual future losses.
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
Other Assets
Other assets were $54.4 million at September 30, 2017 compared to $69.1 million at December 31, 2016, a decrease of $14.7 million. This decrease was in multiple categories, primarily FHLB stock of $9.3 million due to paydown of FHLB advances, escrow receivable advance of $1.8 million, FDIC indemnification assets of $1.6 million due to expiration of one of our loss share agreements with the FDIC on June 30, 2017, and intangible assets of $1.0 million due to amortization of the core deposit premium.
Deposits
Total deposits at September 30, 2017 were $3.9 billion, an increase of $307.8 million, or 8.5%, compared to December 31, 2016, primarily due to growth in the interest-bearing demand and money market category of $269.8 million, or 22.2%, and in non-interest bearing demand deposits of $147.8 million or 15.3%; partially offset by decreases of $47.9 million in savings deposits, and $61.9 million in time deposits, respectively.
The majority of the $269.8 million increase in interest-bearing demand and money market deposits occurred primarily due to increased volume in the demand and money market category as a result of an increase of $182.2 million in Florida deposits, as compared to December 31, 2016. During 2017, the Bank continued its deposit marketing program, increasing the number of demand deposit accounts.
For the noninterest-bearing demand deposits category, the majority of the $147.8 million increase occurred in escrow deposits due to normal growth compared to December 31, 2016, as escrow deposits typically grow in the first three quarters and are drawn down in the fourth quarter to pay insurance and property taxes.

The following table summarizes average deposit composition and average rate paid for the periods presented:

	For the Three Months Ended
	September 30, 2017			June 30, 2017			September 30, 2016
($ in millions)	Average Amount	Rate	Percent of Total Deposits	Average Amount	Rate	Percent of Total Deposits	Average Amount	Rate	Percent of Total Deposits
Noninterest-bearing demand deposits	$1,103.4	—%	28.2%	$1,027.9	—%	27.1%	$1,004.9	—%	28.1%
Interest-bearing deposits:
Demand and money market	1,447.9	0.42%	37.0%	1,363.7	0.37%	35.9%	1,151.2	0.26%	32.2%
Savings deposits	340.7	0.31%	8.7%	357.7	0.32%	9.4%	370.0	0.35%	10.4%
Time deposits	1,021.5	0.92%	26.1%	1,049.2	0.90%	27.6%	1,047.0	0.86%	29.3%
Total average deposits	$3,913.5	0.42%	100.0%	$3,798.5	0.41%	100.0%	$3,573.1	0.37%	100.0%

	For the Nine Months Ended
	September 30, 2017			September 30, 2016
($ in millions)	Average Amount	Rate	Percent of Total Deposits	Average Amount	Rate	Percent of Total Deposits
Noninterest-bearing demand deposits	$1,031.5	—%	27.2%	$909.0	—%	26.6%
Interest-bearing deposits:
Demand and money market	1,353.1	0.37%	35.7%	1,111.0	0.26%	32.4%
Savings deposits	361.7	0.33%	9.6%	362.0	0.34%	10.6%
Time deposits	1,040.4	0.88%	27.5%	1,039.5	0.87%	30.4%
Total average deposits	$3,786.7	0.41%	100.0%	$3,421.5	0.38%	100.0%
Average core deposits, including noninterest-bearing demand deposits, grew by $365.9 million, and $142.7 million, or 14.5% and 5.2%, compared to the same quarter in 2016, and the previous quarter, respectively, mainly due to growth in escrow accounts and demand and money market accounts.
Time deposits that met or exceeded the FDIC insurance limit of $250,000 were $174.8 million, and $181.4 million at September 30, 2017, and December 31, 2016, respectively.
Borrowings
Short-term borrowings decreased by $228.6 million, or 93.9%, compared to December 31, 2016, primarily as the result of paydowns of FHLB advances during 2017 of $225.0 million, due to excess cash from the aforementioned deposit marketing campaign.
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
Our loans held for sale are considered highly liquid. The majority of commitments to purchase mortgage loans held-for-sale will be funded within one month of the loan closing. The majority of these loans are conforming residential mortgage loans sold to GNMA, Federal National Mortgage Association (“FNMA”), and Federal Home Loan Mortgage Corporation (“FHLMC”). Other categories of loans held for sale include indirect automobile loans purchased from motor vehicle dealers and the government-guaranteed portion of SBA loans.
Shareholders’ Equity
Shareholders’ equity was $388.1 million at September 30, 2017, and $362.6 million at December 31, 2016. The increase of $25.4 million in shareholders’ equity during the nine months ended September 30, 2017 was attributable to net income earned during the nine months of 2017 of $27.4 million, partially offset by cash dividends declared on common shares during 2017 of $9.5 million. The remainder of the increase is primarily attributable to stock issued through employee programs.
On May 5, 2017, we filed a shelf registration statement with the SEC for up to $100 million of common stock, preferred stock, warrants, or debt securities, to be issued from time to time for general corporate purposes which may include funding bank and non-bank subsidiaries, financing business expansion, or refinancing or extending the maturity of debt obligations and investments at the holding company level. The amount was available to be issued as of June 15, 2017, which was the date that the SEC issued a Notice of Effectiveness. As of September 30, 2017, we have not issued any securities under the shelf registration statement.
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
In addition to the risk-based capital requirements described above, we are subject to a leverage capital requirement, which calls for a minimum ratio of Tier 1 capital to quarterly average total assets of 4.00%. The Tier 1 leverage ratio does not assign risk weights to assets. The Bank is also subject to a Common Equity Tier 1 (“CET1”) capital to total risk-weighted assets ratio of 4.50%. CET1 is comprised of Tier 1 capital less amounts attributable to qualifying non-cumulative perpetual preferred stock and minority interests in consolidated subsidiaries.
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
Under the final rules, to be considered “adequately capitalized,” or “well-capitalized”, an institution generally must meet the capital measures as laid out on the table below:

	Adequately Capitalized			Well Capitalized
	(minimum)	(with buffer for 2017)	(with buffer fully phased in 2019)	(minimum)
Total risk-based capital	8.00%	9.25%	10.50%	10.00%
Tier 1 risk-based capital	6.00%	7.25%	8.50%	8.00%
CET 1 capital	4.50%	5.75%	7.00%	6.50%
Leverage ratio	4.00%	N/A	N/A	5.00%
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
To continue to conduct our business as currently conducted, we must maintain capital levels well above the minimum regulatory requirements. At September 30, 2017, the Bank’s capital ratios exceeded the well capitalized and regulatory minimum ratios discussed above.

The following tables sets forth the minimum regulatory capital requirements for the Bank under FDIC regulations and the Bank’s regulatory capital ratios at September 30, 2017, and December 31, 2016:

Fidelity Bank	September 30, 2017		December 31, 2016
($ in thousands)	Amount	Percent	Amount	Percent
Common Equity Tier 1 Capital:
Actual	$351,502	9.09%	$337,337	8.58%
Minimum	174,011	4.50%	176,925	4.50%
Tier 1 Capital:
Actual	$367,282	9.50%	$352,601	8.97%
Minimum	231,968	6.00%	235,854	6.00%
Total Risk-Based Capital:
Actual	$483,929	12.51%	$468,234	11.91%
Minimum	309,467	8.00%	314,515	8.00%
Tier 1 Capital Leverage Ratio:
Actual		8.38%		8.14%
Minimum		4.00%		4.00%
The FRB, as the primary regulator of FSC, has established minimum regulatory capital requirements as a function of its oversight of bank holding companies. The following tables depict FSC’s regulatory capital ratios at September 30, 2017, and December 31, 2016, in relation to the minimum capital ratios established by the regulations of the FRB:

Fidelity Southern Corporation	September 30, 2017		December 31, 2016
($ in thousands)	Amount	Percent	Amount	Percent
Common Equity Tier 1 Capital:
Actual	$341,025	8.81%	$328,193	8.35%
Minimum	174,190	4.50%	176,870	4.50%
Tier 1 Capital:
Actual	$385,574	9.96%	$371,841	9.46%
Minimum	232,273	6.00%	235,840	6.00%
Total Risk-Based Capital:
Actual	$490,828	12.68%	$476,081	12.11%
Minimum	309,671	8.00%	314,504	8.00%
Tier 1 Capital Leverage Ratio:
Actual		8.81%		8.58%
Minimum		4.00%		4.00%
Dividends
On October 20, 2017, we declared a cash dividend of $0.12 per share, payable on November 14, 2017, to common shareholders of record as of November 1, 2017.
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
Interest Rate Sensitivity
Economic value of equity (“EVE”) sensitivity analysis measures the estimated changes in the net present value of our cash flows from assets, liabilities and off-balance sheet items to changes in market interest rates. This analysis assesses the risk of balance sheet value decline in the event of a sudden and sustained 100, 200, 300, and 400 basis point increase or decrease in market interest rates. In addition, management reviews the impact of various yield curve scenarios on earnings and cash flows.
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
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to various legal proceedings such as claims and lawsuits arising in the course of our normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of September 30, 2017 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our business, results of operations or financial condition.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 2017	—	$—	—	$10,000,000
August 2017	—	—	—	10,000,000
September 2017	—	—	—	10,000,000
Total	—	$—	—	$10,000,000
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

FIDELITY SOUTHERN CORPORATION
(Registrant)
Date:	November 9, 2017	BY:	/s/ JAMES B. MILLER, JR.
James B. Miller, Jr.
Chief Executive Officer
Date:	November 9, 2017	BY:	/s/ CHARLES D. CHRISTY
Charles D. Christy
Chief Financial Officer