Form 10-K
period 2017-12-31
FIDELITY SOUTHERN CORP
filed 2018-03-16
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Common Stock, without stated par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐		(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the registrant) as of June 30, 2017 (based on the price the Common Stock was last sold on June 30, 2017 on the NASDAQ Global Select Market System), was $517,363,405.
At March 5, 2018, there were 27,032,921 shares of Common Stock outstanding, without stated par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
Report on Form 10-K
December 31, 2017

(1) All or portions of this item are incorporated by reference to the Registrant's Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders.

PART I
Item 1.    Business
General
Fidelity Southern Corporation (“FSC”, “Fidelity”, or the "Company") is a bank holding company headquartered in Atlanta, Georgia. We conduct operations primarily through Fidelity Bank, a state chartered wholly-owned subsidiary bank (the “Bank”). The Bank was organized as a national banking corporation in 1973 and converted to a Georgia chartered state bank in 2003. LionMark Insurance Company (“LionMark”) is a wholly-owned subsidiary of FSC and is an insurance agency offering consumer credit related insurance products. FSC also owns three subsidiaries established to issue trust preferred securities. The “Company,” “we,” or “our,” as used herein, includes FSC and its subsidiaries, unless the context otherwise requires.
FSC is a legal entity separate and distinct from the Bank. We coordinate the financial resources of the consolidated enterprise and thereby maintain financial, operational and administrative systems that allow centralized evaluation of subsidiary operations and coordination of selected policies and activities. FSC’s operating revenues and net income are derived primarily from cash dividends received from the Bank.
At December 31, 2017, we had total assets of $4.6 billion, total net loans of $3.9 billion, total deposits of $3.9 billion, and shareholders’ equity of $401.6 million. For more information about our business, see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
This report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations relating to present or future trends or factors generally affecting the banking industry and specifically affecting our operations, markets and services. These forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Without limiting the foregoing, the words “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “targets,” “initiatives,” “potentially,” “outlook,” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could” are intended to identify forward-looking statements. Such statements are based upon the current beliefs and expectations of management and on information currently available to management based upon assumptions that management believes are reasonable and may relate to, among other things, the difficult economic conditions and the economy’s impact on operating results, credit quality, liquidity, capital, the adequacy of the allowance for loan losses, changes in interest rates, and litigation results. These forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those projected for many reasons, including without limitation, changing events and trends that have influenced our assumptions.
These trends and events include: (1) events adversely affecting our loan portfolio, such as potential difficulties maintaining quality loan growth, the risk of credit losses and an insufficient allowance for loan losses, maintaining and servicing relationships with customers and other counterparties, the ability to rely upon information from customers and other counterparties, and managing changes in our lending operations; (2) events adversely affecting our investment portfolio, resulting in potential impairments or losses that may adversely affect earnings and capital; (3) potential adverse economic conditions at the national, regional, and local levels where we conduct business, and the resulting impact on the quality of our loan portfolio, earnings, and business operations; (4) expectations of and actual timing and amount of interest rate movements, and the slope and shape of the yield curve; (5) extensive regulation, new or enhanced enforcement of laws and regulations, increased compliance costs, potential failure to comply with laws and regulations, and the possibility of claims or litigation from customers or other parties; (6) maintaining adequate liquidity, the failure or which would adversely impact our growth and ability to meet our current or future funding obligations; (7) our ability to maintain sufficient capital and to raise additional capital when needed; (8) events affecting our business operations, such as the effectiveness of our risk management framework and internal controls and procedures, our reliance on financial models and the accuracy of such financial models, our reliance on third party vendors, the risk of security breaches and potential fraud, including cyber-fraud, ability to maintain sufficient investment in technological improvements, and potential adverse weather events in the geographic markets in which we operate; (9) events affecting our ability to compete effectively and achieve our strategies, such as greater competitive pressures among financial institutions in our market areas, the risk of failure to achieve the revenue increases expected to result from our acquisitions, branch additions and in our transaction deposit, trust and lending businesses, and our ability to attract and retain skilled people; (10) events that adversely affect our reputation, and the resulting potential adverse impact on our operations in the event of negative public opinion; and (11) risks arising from owning our common stock, such as the volatility and trading volume of our common stock, our ability to pay dividends, the impact of dilution on our common stock, the lack of Federal Deposit Insurance Corporation (“FDIC”) insurance with respect to our common stock, regulatory limitations on stock ownership, and provisions in our bylaws that may make it more difficult for another party to obtain control of us.
This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included herein and are not intended to represent a complete list of all risks and uncertainties in our business. We assume no obligation to update or revise, whether as a result of new information, future events, or otherwise, any forward-looking statements that are made in our 2017 Annual Report or in any other statement, release, report, or filing from time to time. Investors are encouraged to read the risks discussed under “Item 1A.—Risk Factors.”
Our Strategy
Our business strategy is to build a regional bank which emphasizes relationship banking encompassing loan and deposit gathering along with home mortgages and wealth management services. We plan to continue to grow organically while positioning ourselves for future acquisitions. We believe recent and continuing disruption in the banking industry has created an opportunity for us to realize greater economies of scale compared to smaller community banks while still providing more personalized, local service than larger-sized banks. Our board and management team possesses significant leadership experience which we believe is an important advantage in executing our business model.
Our operating strategy is to continue to diversify our revenue streams while becoming more efficient and effective in everything we do. We have organized our operations under a line of business model while centralizing credit, finance, technology and operations functions. We are investing in our infrastructure by making capital expenditures necessary to upgrade our internal systems and software to support long-term growth as well as training and developing our employees to adapt to the corresponding changes.
Market Area, Products, and Services
We provide an array of financial products and services for business and retail customers primarily in the metropolitan Atlanta and Jacksonville, Orlando, Tallahassee, and Sarasota-Bradenton, Florida markets, and online at www.LionBank.com. Our customers are primarily individuals and small to medium-sized businesses.
We offer products and services through a network of 67 retail branch offices and over 30 loan production offices. We recently expanded our retail branch footprint with the opening of a branch office in Tallahassee, Florida in December 2017 and in January 2018 with a branch in Macon, Georgia. In addition, we have received regulatory approval to open a branch in Covington, Georgia which we plan to open later in 2018.
During 2017, we expanded our Small Business Administration (“SBA”) business and now originate loans throughout the United States. Mortgage loans are provided throughout the South and parts of the Mid-Atlantic region. Indirect automobile loans are provided throughout the South and parts of the Southwest. Commercial and construction loans are provided throughout the Southeast.
We are primarily engaged in attracting deposits from individuals and businesses and using these deposits and borrowed funds to originate commercial, residential mortgage, construction and installment loans. We actively sell residential mortgage loans, SBA loans, and indirect automobile loans, retaining servicing on a significant amount of the sales. Internet banking, including online bill pay and mobile deposit, and internet cash management services are available to individuals and businesses. We also offer cash management services, remote deposit services, and international trade services for businesses. Our Wealth Management business focuses on providing trust administration, investment management, financial and estate planning, specialized lending and banking for affluent and high net worth individuals. Through our marketing partners, we offer merchant services for businesses and credit cards for both individuals and businesses.
We have grown our assets, deposits, and business organically and through acquisition by building on our lending products, expanding our deposit products and delivery capabilities, opening new branches, and hiring experienced bankers with existing customer relationships in our market areas.
We have successfully completed both FDIC-assisted and non FDIC-assisted transactions and continue to review other acquisition opportunities as they arise. We believe we are well-positioned for selective and opportunistic acquisitions. Consistent with many of our peers, we may pursue early termination of our FDIC loss sharing agreements. We believe early termination will result in enhanced efficiency and cost savings in the future as two of our loss sharing agreements have expired and are in the recovery period and only $2.3 million in loans are covered under the third agreement.
We frequently conduct due diligence activities in connection with acquisition opportunities and as a result, discussions and, in some cases, negotiations, take place. Any resulting business combinations or series of business combinations could involve cash, debt or equity securities and may be material in terms of assets acquired or liabilities assumed.
Deposits
We provide a full range of deposit accounts and services to both individuals and businesses for which we charge reasonable service fees. We offer competitive interest rates while emphasizing personalized customer service. We also utilize deposits from brokers as a funding source, although to a lesser degree.

As of December 31, 2017 and 2016, our total deposits consisted of the following:

	December 31, 2017		December 31, 2016
($ in thousands)	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand deposits	$1,125,598	29.1%	$964,900	26.6%
Interest-bearing deposits:
Demand and money market	1,498,707	38.8	1,214,382	33.5
Savings deposits	318,749	8.2	399,754	11.0
Time deposits	860,613	22.3	923,565	25.4
Brokered time deposits	63,533	1.6	127,993	3.5
Total deposits	$3,867,200	100.0%	$3,630,594	100.0%
During 2017, we utilized a money market promotion program to increase the number and volume of our personal and business deposit accounts in markets where we have recently added new retail branches. The money market promotion program has been a contributing factor to the organic growth of $364.0 million in our core deposits in 2017, especially in the Florida market where we added in excess of $240 million in new core deposits during the year. The increase in core deposits also includes an increase of $24.4 million in custodial deposits related to the growth in loans serviced for others during the year.
The increase in core deposits during 2017 was partially offset by a decrease of $127.4 million in time deposits (including brokered time deposits). The enhanced core deposit base allowed the Bank to be more relationship-oriented in its approach to time deposits and non core brokered time deposits. Brokered time deposits were paid down over the year with excess deposit funds from the money market promotion campaign, decreasing by $64.5 million or 50.3%.
Included in deposits at December 31, 2016 are $181.8 million in deposits added from our acquisition of American Enterprise Bankshares, Inc., (“AEB”) in 2016. We did not acquire any deposits from other banks during 2017.
Lending
Our primary lending activities include originating commercial loans to small and medium sized businesses, SBA loans, consumer installment loans (primarily indirect automobile loans), construction loans, and residential real estate loans. Commercial lending consists of the extension of credit for business purposes primarily in Georgia and Florida. We originate SBA loans nationwide.
Indirect loans are originated in Georgia, Florida, North Carolina, South Carolina, Alabama, Arkansas, Mississippi, Tennessee, and Louisiana; prior to 2017, we also originated indirect loans in Oklahoma, Texas and Virginia. We offer direct installment loans and personal lines of credit to consumers on both a secured and unsecured basis.
Residential construction loans to home builders and developers are originated primarily in the Atlanta and Savannah, Georgia; Birmingham, Alabama; and Jacksonville, Pensacola and Orlando, Florida metropolitan areas.
The following table summarizes the carrying value of our total net loans outstanding by category as of December 31, 2017:

(in thousands)	Loans	Loans Held-for-Sale	Total Loans
Commercial	$811,199	$—	$811,199
SBA	141,208	13,615	154,823
Construction	248,317	—	248,317
Indirect automobile	1,716,156	75,000	1,791,156
Installment loans and personal lines of credit	25,995	—	25,995
Residential mortgage	489,721	269,140	758,861
Home equity lines of credit	148,370	—	148,370
Total loans	$3,580,966	$357,755	$3,938,721
Certain of the following discussions are in part based on the Bank defined loan portfolios and may not conform to the above classifications.
Commercial and Industrial Lending
We originate commercial and industrial loans that are generally secured by business property such as inventory, equipment and accounts receivable. All commercial loans are evaluated for the adequacy of repayment sources at the time of approval and are regularly reviewed for any deterioration in the ability of the borrower to repay the loan. In most instances, collateral is required to provide an additional source of repayment in the event of default by the borrower. The amount and type of the collateral varies from loan to loan depending on the purpose of the loan, the financial strength of the borrower, and the amount and terms of the loan. In addition, we almost always require personal guarantees on these loans.

Commercial Real Estate Lending
We engage in commercial real estate lending through direct originations. Our primary focus is on originating owner-occupied loans to finance real estate out of which an individual or company will operate their business. Non-owner occupied real estate loans for investment purposes are made on a selective basis and only where the borrowers or guarantors add substantial support to the credit. Loans where the sole source of repayment is derived from the project, or where the absence of the project’s success would significantly impact the ability of the borrower to service the debt, are avoided. We make commercial real estate loans to individuals and to small and medium sized businesses to provide loan diversification, to generate assets that are sensitive to fluctuations in interest rates, and to generate deposit and other relationships. Commercial real estate loans are generally prime-based floating-rate loans or shorter-term (one to five year) fixed-rate loans. At December 31, 2017, approximately 55% of our commercial real estate loans were owner occupied real estate loans. The remaining non-owner occupied loans were generally made to established commercial customers for purposes other than retail development.
SBA Lending
We are a direct SBA 7(a), 504 and U.S. Department of Agriculture ("USDA") lender, providing loans to small businesses nationally. We have a portfolio of SBA loans and SBA loans held-for-sale. These loans are primarily originated to finance commercial real estate purchases, business expansions and new development in SBA and USDA eligible industries with a portion guaranteed by the SBA or the USDA with other credit enhancements. All sales of the guaranteed portion of SBA and USDA loans are executed on a servicing retained basis. We are a national member of the SBA Preferred Lenders Program ("PLP").
Indirect Automobile Lending
We have purchased, on a nonrecourse basis, consumer installment contracts secured by new and used vehicles purchased by consumers from franchised motor vehicle dealers and selected independent dealers located throughout our lending footprint since 1990. We also earn commissions on the sale of consumer credit related insurance policies on these contracts. We are a top 25 depository auto lender with one of the top performing asset qualities in the U.S. A portion of our indirect automobile loan production is sold with servicing retained.
During 2017, we produced approximately $1.2 billion of indirect automobile loans, while selling $431.2 million to third parties with servicing retained, recording gain on sales of $6.7 million. At December 31, 2017, we were servicing $1.1 billion in indirect automobile loans we had sold, primarily to other financial institutions; we recorded servicing revenue (including ancillary servicing revenue) of $9.2 million during 2017.
Consumer Lending
Through our retail branch network, we originate consumer loans including automobile loans, residential mortgage and home equity loans, and secured and unsecured personal loans.
Real Estate Construction Lending
We originate real estate construction loans that consist primarily of one-to-four family residential construction loans made to builders. Loan disbursements are closely monitored by management to ensure that funds are being used strictly for the purposes agreed upon in the loan covenants. We employ both internal staff and external inspectors to ensure that requests for loan disbursements are substantiated by regular inspections and reviews. Construction and development loans are similar to all residential loans in that borrowers are underwritten according to their adequacy of repayment sources at the time of approval. Unlike conventional residential lending, however, signs of deterioration in a construction loan or development loan customer’s ability to repay the loan are measured throughout the life of the loan and not only at origination or when the loan becomes past due. In most instances, loan amounts are limited to 80% of the appraised value upon completion of the construction project. We originate real estate construction loans primarily throughout the metropolitan areas of Atlanta, Georgia; Savannah, Georgia; Birmingham, Alabama; Jacksonville, Florida; and Orlando, Florida.
Mortgage Banking
Our residential mortgage lending focuses on one-to-four family properties. We offer Federal Housing Authority (“FHA”), Veterans Administration (“VA”), United States Department of Agriculture ("USDA") and conventional and non-conforming residential mortgage loans. We originate our residential mortgage banking loans primarily in the Southeast and Mid-Atlantic regions through 35 retail loan production offices. For the year ended December 31, 2017, 85.4% of our residential mortgage loan production of $2.8 billion was for home purchases and 14.6% was for refinances. We are an approved originator and servicer for the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”), and an approved originator and servicer for loans insured by the Department of Housing and Urban Development (“HUD”), VA and USDA securitized in Government National Mortgage Association (“GNMA”) mortgage-backed securities.
We primarily sell originated residential mortgage loans to investors, retaining servicing on a significant amount of the loans sold for which we recognize a mortgage servicing asset ("MSR").. The balance of mortgage loans held-for-sale fluctuates due to economic conditions, interest rates, the level of real estate activity, the amount of mortgage loans we retain, and seasonal factors. During 2017, we sold approximately $2.6 billion in originated residential mortgage loans to third party investors consisting of $1.7 billion in conventional loans, $663.4 million in FHA/VA/USDA loans and $245.0 million in jumbo loans.

At December 31, 2017, we were servicing $8.9 billion in residential mortgage loans we had sold to FNMA, FHLMC, and included in GNMA mortgage-backed securities. We service loans on behalf of the investors or owners of the underlying mortgages. Servicing consists of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses such as taxes and insurance, performing loss mitigation activities on behalf of investors and otherwise administering our mortgage loan servicing portfolio. We principally generate servicing revenue through contractual fees earned which are a stated percentage of the unpaid principal balance of current performing loans. We only have exposure to credit risk on sold loans to the extent we are required to make servicing advances until we are contractually authorized to be reimbursed from the loan investors.
As a seller, we make certain standard representations and warranties at the time of sale with respect to the loans being transferred. To date, our repurchases of mortgage loans previously sold that have been determined to be in violation of these representations and warranties have been minimal. Under our GNMA servicing contract, we have the option but not the obligation of repurchasing previously sold loans once they reach 90 days delinquency.  These repurchases reduce future servicing advances.  In 2017, we repurchased $14.5 million of GNMA loans, and cumulatively, we have repurchased $24.4 million in GNMA loans.
Wealth Management
We began offering trust and investment management services in 2014. We expanded our Wealth Management business and team in 2017 with the addition of client advisors and assets under management have continued to grow. We provide trust administration, investment management, financial and estate planning, specialized lending and banking for affluent and high net worth individuals.
Significant Operating Policies
Lending Policy
The Board of Directors of the Bank has delegated lending authority to our management, which in turn delegates lending authority to our loan officers, each of whom is limited as to the amount of secured and unsecured loans he or she can make to a single borrower or related group of borrowers. As our lending relationships are important to our success, the Board of Directors of our Bank has established a loan approval committee and written guidelines for lending activities. In particular, the Officers’ Credit Committee reviews all lending relationships with aggregate exposure exceeding $250,000. In addition, the Officers’ Credit Committee approves credit for commercial, SBA and residential construction loan relationships up to the lending limit of the Bank. Other lending areas of the bank, including Consumer, Mortgage, Specialty Lending, and Dealer Finance would also interact with this Committee.
Our policy on calculating total exposure to an entity or individual, or related group of entities or individuals is more encompassing than the method required under law and calls for the combining of all debt to all related entities, regardless of the presence of independent sources of repayment or other conditions that might otherwise allow a portion of debt to be excluded under legal lending limit statutes.
Our written guidelines for lending activities require, among other things, that:

•	secured loans be made to persons and companies who maintain depository relationships with us and who are well-established and have adequate net worth, collateral, and cash flow to support the loan;

•	unsecured loans be made to persons who maintain depository relationships with us and have significant financial strength; and

•	loans secured by real property located primarily in our market areas
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
Loan Review and Nonperforming Assets
The Credit Review Department reviews our loan portfolio to identify potential deficiencies and recommends appropriate corrective actions. The results of the review are presented to the Loan and Discount Committee of the Board of Directors on a monthly basis.
We maintain an allowance for loan losses, which is established and maintained through provisions charged to operations. Such provisions are based on management’s evaluation of the loan portfolio on at least a quarterly basis including loan portfolio concentrations, current economic conditions, past loan loss experience, adequacy of underlying collateral, performance of acquired purchased credit impaired ("PCI") loans since acquisition and any other such factors which, in management’s judgment, deserve consideration in estimating losses. Loans are charged off in whole or in part when, in the opinion of management, such loans are deemed to be uncollectable. Subsequent recoveries are added to the allowance. PCI loans are reviewed quarterly to determine changes in expected cash flows, additional impairment or changes to the accretable yield.
Management estimates the fair value of collateral dependent real estate loans and Other Real Estate (“ORE”) based on the latest appraised value using independent appraisers, trends of similar property values within our market areas and our own observations and experience with similar properties. For PCI loans, management periodically re-estimates cash flows expected to be collected using key assumptions and estimates such as appraised value, default rates, loss severity given default, and prepayment speed assumptions, similar to those used for the initial fair value estimate. At least quarterly, valuations of impaired and PCI loan collateral are reviewed to take into account the aging of the appraisals and the recent economic trends for the specific types of collateral.
A dedicated special assets team is assigned to evaluate potential nonperforming loans, to properly value nonperforming assets and to facilitate the timely disposition of these assets while minimizing losses.
Asset Liability Management
The Asset Liability Management Committee (“ALCO”) manages the mix of and terms related to our assets and liabilities. ALCO monitors balance sheet growth, liquidity, and capital in order to reduce interest rate risk and maximize income. ALCO directs our overall acquisition and allocation of funds, loan sales, and reviews and sets rates on deposits, loans, and fees. The Board of Directors is responsible for the establishment, approval, implementation, and annual review of interest rate risk management strategies, comprehensive policies, procedures, and limits. Senior management is responsible for ensuring that board-approved strategies, policies, and procedures are appropriately executed through a robust interest rate risk measurement process and systems to assess exposures.
Investment Portfolio Policy
Our investment portfolio policy is designed to maximize income consistent with liquidity, risk tolerance, collateral needs, asset quality, regulatory constraints, and asset liability objectives. The policy is reviewed at least annually by the Board of Directors. The Board of Directors is provided information on a regular basis concerning significant purchases and sales of investment securities, including resulting gains or losses. They are also provided information related to average maturity, taxable equivalent yield, and appreciation or depreciation by investment categories.
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
General
The current regulatory environment for financial institutions and bank holding companies includes substantial enforcement activity by the federal and state banking agencies, the U.S. Department of Justice, the Securities and Exchange (“SEC”), and other state and federal law enforcement agencies, and has experienced an increase in activity in prior years. This environment entails significant compliance requirements and associated costs.
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
TARP Capital Purchase Program
On October 14, 2008, the U.S. Department of the Treasury (“Treasury”) announced the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (the “Program”). The Program was intended to encourage U.S. financial institutions to build capital and thereby increase the flow of financing to businesses and consumers. On December 19, 2008, as part of the Program, we entered into a Letter Agreement (“Letter Agreement”) and a Securities Purchase Agreement – Standard Terms with the Treasury, pursuant to which we agreed to issue and sell, and the Treasury agreed to purchase: (1) 48,200 shares (the “Preferred Shares”) of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share; and (2) a ten-year warrant (the “Warrant”) to purchase up to 2,693,747 shares of our common stock at an exercise price of approximately $2.69 per share, adjusted for dividends, for an aggregate purchase price of $48.2 million in cash. We redeemed all of these Preferred Shares in 2013. On May 28, 2015, the U.S. Treasury sold its Warrant in a private transaction with two unaffiliated third-party investors.
Warrant exercises in 2016 and 2015 described below by third-party investors resulted in there being no shares eligible to be purchased pursuant to the Warrant at December 31, 2017 or 2016. At December 31, 2015, one investor had a warrant to purchase 1,000,000 shares of our common stock.
During 2016, we received Warrant exercise notices, resulting in the issuance of 1,000,000 shares of common stock for $2.7 million in 2016. All exercises in 2016 were cash exercises. During 2015, we received Warrant exercise notices for cash and cashless exercises, resulting in the issuance of 1,487,487 shares of common stock in 2015. 1,346,873 equivalent shares exercised during 2015 were cashless, resulting in the issuance of 1,140,614 shares of common stock. The cash exercise aggregated $931,354, resulting in the issuance of 346,873 shares of common stock in 2015.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. The Dodd-Frank Act affects financial institutions in numerous ways, and is expected to continue to have a broad impact on the financial services industry for the foreseeable future. Many of the requirements of the Dodd-Frank Act remain subject to implementation over the course of several years. Recent legislative efforts have proposed repealing certain provisions of the Dodd-Frank Act, but there is no certainty when or if such proposals will become law. While we do not currently expect the final requirements of the Dodd-Frank Act to have a material adverse impact on the Company, we do expect them to negatively impact our profitability, require changes to certain of our business practices, including limitations on fee income opportunities, and impose more stringent capital, liquidity and leverage requirements upon the Company. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with the new statutory and regulatory requirements.
The following description briefly summarizes aspects of the Dodd-Frank Act that impact the Company and the Bank.
The Consumer Financial Protection Bureau and Consumer Regulation
The Dodd-Frank Act established a new federal agency called the Consumer Financial Protection Bureau (the "CFPB"). The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Depository institutions with less than $10 billion in assets, such as the Bank, are subject to rules promulgated by the CFPB but are examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. A number of new regulations and new interpretations of existing regulations have been issued by the CFPB since its establishment. These new regulations contain various compliance requirements and standards which have increased our compliance costs and create new rights for consumers in the event of certain violations.
Residential Mortgage Loans
The Dodd-Frank Act authorized the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower's ability to repay. Among other things, the rules adopted by the CFPB require banks to: (i) develop and implement procedures to ensure compliance with a “reasonable ability to repay” test and identify whether a loan meets a new definition for a “qualified mortgage,” in which case a rebuttable presumption exists that the creditor extending the loan has satisfied the reasonable ability to repay test; (ii) implement new or revised disclosures, policies and procedures for originating and servicing mortgages including, but not limited to, pre-loan counseling, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower's principal residence; (iii) comply with additional restrictions on mortgage loan originator hiring and compensation; (iv) comply with new disclosure requirements and standards for appraisals and certain financial products; and (v) maintain escrow accounts for higher-priced mortgage loans for a longer period of time. It is our policy not to make predatory loans and to determine borrowers’ ability to repay, but the law and related rules create the potential for increased liability with respect to our lending and loan investment activities. They increase our cost of doing business and ultimately, may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make.
Corporate Governance
The Dodd-Frank Act addresses many corporate governance and executive compensation matters that affects most U.S. publicly traded companies, including the Company. The Dodd-Frank Act grants shareholders of U.S. publicly traded companies an advisory vote on executive compensation; enhances independence requirements for compensation committee members; requires companies listed on national securities exchanges to adopt clawback policies for incentive-based compensation plans applicable to executive officers; and provides the SEC with authority to adopt proxy access rules that would allow shareholders of publicly traded companies to nominate candidates for election as directors and require such companies to include such nominees in its proxy materials. Separately, the Dodd-Frank Act requires several federal agencies, including the banking agencies and the SEC, to jointly issue a rule restricting incentive compensation arrangements at financial institutions, including bank holding companies and banks. The agencies proposed a rule in 2011, which was replaced with a new proposed rule in May 2016, but the rule has not yet been finalized.
Increased Capital Standards and Enhanced Supervision
The Dodd-Frank Act required the federal banking agencies to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. These new standards are to be no less strict than existing regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, become higher once the agencies promulgate the new standards. See discussion of the capital requirements under “Capital Adequacy” below.
FDIC Insurance Assessments
Deposits in our bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the GBDF. Our management is not aware of any practice, condition or violation that might lead to termination of the Bank's deposit insurance.
The FDIC maintains the DIF by assessing depository institutions an insurance premium as determined by multiplying an insured bank's assessment base by its assessment rate. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the DIF. The Dodd-Frank Act permanently raised the FDIC insurance coverage limit per depositor from $100,000 to $250,000.
The deposit insurance assessment system is mandated by the Dodd-Frank Act. On May 20, 2016, the FDIC amended its rule to refine the deposit insurance assessment system for small insured depository institutions that have been federally insured for at least five years that became effective on July 1, 2016. The rule, which applies to banks with less than $10 billion in assets, became effective as of June 30, 2016. On August 31, 2016, as a result, the calculation adopted in the final rule for Small Bank FDIC Assessments began in the third quarter of 2016. The assessment rate schedule was also revised to a range of 3 to 30 basis points annually, and fully adjusted rates will range from 1.5 to 40 basis points annually but this range is subject to change as the DIF's reserve ratio continues to grow.
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
In 2017 and 2016, FSC paid $12.7 million and $12.2 million in cash dividends on its common shares, respectively. In 2017 and 2016, the Bank paid cash dividends of $9.0 million and $4.8 million to FSC, respectively. FSC also received dividends of $1.5 million and $2.0 million in 2017 and 2016, respectively, from its wholly-owned insurance subsidiary, LionMark. The Boards of Directors for the Bank, LionMark and FSC review whether to declare and pay dividends on a quarterly basis, in light of current regulatory limitations, earnings, capital requirements, and forecasts of future earnings.
Capital Adequacy
Basel III
On July 2, 2013, the Federal Reserve Bank (“FRB”) and the FDIC each approved rules implementing new capital guidelines for U.S. banking organizations in accordance with the Basel Committee on Banking Supervision ("BCBS") framework for capital ("Basel III"). Under these rules, minimum requirements increase for both the quantity and quality of capital we maintain.
The rules include a new "Common Equity Tier 1" or "CET1" capital to risk-weighted assets ratio of 4.50% and a CET1 capital conservation buffer of 2.50% of risk-weighted assets. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers.  The capital conservation buffer began phasing in on January 1, 2016 at 0.625% of risk-weighted assets and continues to increase at the same rate each subsequent year until reaching its final level of 2.5% of risk-weighted assets on January 1, 2019. As of January 1, 2017, the capital conservation buffer was 1.25% of risk-weighted assets.
The rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.00% to 6.00%, and require a minimum leverage ratio of 4.00%. The rules implement strict eligibility criteria for regulatory capital instruments, including limitations on MSRs and DTAs, requiring us to deduct a much larger portion of the value of our mortgage servicing rights from our Tier 1 capital. Basel III limits the amount of MSRs and DTAs to 10 percent of CET1, individually, and 15 percent of CET1, in the aggregate.
The Basel III final rules became effective for us on January 1, 2015, with full compliance with all of the final rule's requirements originally required to be phased in over a three year period ending January 1, 2018. However, the banking regulators released a rule on November 21, 2017 which effectively freezes the currently applicable phase of the transition provisions for these capital requirements until a separate rulemaking is finalized. This ruling delays the last phase of the Basel III capital rules’ transition provisions relating to certain deductions from capital and limitations on the recognition of minority interests, which were scheduled to become effective January 1, 2018.
Prompt Corrective Action
In July 2013, the final rules implementing the Basel III capital guidelines revised the capital levels at which the Bank becomes subject to corrective action. The federal banking agencies have broad powers with which to require companies to take prompt corrective action to resolve problems of insured depository institutions that do not meet minimum capital requirements. The law establishes five capital categories for this purpose: (i) well-capitalized; (ii) adequately capitalized; (iii) undercapitalized; (iv) significantly undercapitalized; and (v) critically undercapitalized. To be considered well-capitalized, an institution generally must have risk-based Total capital and Tier 1 capital ratios of at least 10.00% and 6.00%, respectively, and must not be subject to any order or written directive to meet and maintain a specific capital level for any capital measure. To be considered “adequately capitalized,” we are subject to minimum CET1, Tier 1 capital, and Total capital ratios of 4.50%, 6.00%, and 8.00%, respectively. CET1 is comprised of Tier 1 capital less amounts attributable to qualifying non-cumulative perpetual preferred stock and minority interests in consolidated subsidiaries. Tier 1 capital is comprised of total shareholders’ equity calculated in accordance with generally accepted accounting principles, excluding accumulated other comprehensive income, less intangible assets and disallowed portions of our loan servicing rights. Total capital is comprised of Tier 1 capital plus certain adjustments, the largest of which is our qualifying subordinated debt, as well as the allowable portion of the allowance for loan losses.
Failure to meet applicable capital standards could subject the bank holding company or the Bank to a variety of enforcement remedies available to the federal regulatory authorities. These include limitations on the ability to pay dividends, the issuance by the regulatory authorities of a capital directive to increase capital, and the termination of deposit insurance by the FDIC.
To continue to conduct our business as currently conducted, we must maintain capital levels well above the minimum regulatory requirements. At December 31, 2017, and 2016, the capital ratios for the Bank and FSC exceeded the minimum capital requirements to be well-capitalized discussed above.
The following table presents the Bank's capital ratios:

Fidelity Bank
	December 31, 2017	December 31, 2016
Tier 1 Capital leverage ratio	8.34%	8.14%
Risk-Based capital:
Common Equity Tier 1	8.78%	8.58%
Tier 1	9.17%	8.97%
Total Risk-Based capital	12.03%	11.91%
The following table presents FSC's capital ratios:

Fidelity Southern Corporation
	December 31, 2017	December 31, 2016
Tier 1 Capital leverage ratio	8.85%	8.58%
Risk-Based capital:
Common Equity Tier 1	8.86%	8.35%
Tier 1	10.00%	9.46%
Total Risk-Based capital	12.65%	12.11%
Commercial Real Estate
In December 2006, the federal banking agencies, including the FDIC, issued final guidance on concentrations in commercial real estate lending (the “Guidance”), noting that increases in banks’ commercial real estate concentrations could create safety and soundness concerns in the event of a significant economic downturn. The Guidance mandated certain minimal risk management practices and categorized banks with defined levels of such concentrations as banks that may warrant elevated examiner scrutiny. The regulatory guideline defined a bank as having a concentration in commercial real estate if its portfolio of land, construction (both commercial and residential) and Acquisition and Development loans (“A&D loans”) exceeds 100% of the Bank’s total risk based capital. On December 18, 2015, an Interagency CRE Statement was issued on Prudent Risk Management for Commercial Real Estate Lending reminding financial institutions to re-examine existing regulations and guidance related to CRE lending on the management of concentration risk in CRE lending. Our ratio of total Land, Construction and A&D loans to total risk-based capital was 56% at December 31, 2016 and 57% at December 31, 2017. The regulatory guideline for all commercial real estate loans, except owner-occupied property, as a percentage of capital is a maximum of 300%. Our ratio of all commercial real estate loans, except owner-occupied property, as a percentage of capital, was 127% at both December 31, 2016 and at December 31, 2017.
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
Financial Privacy and Cybersecurity
In accordance with the GLB Act, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third party. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. In addition, consumers may also prevent disclosure of certain information among affiliated companies that is assembled or used to determine eligibility for a product or service, such as that shown on consumer credit reports and asset and income information from applications. Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services.
Federal regulators have issued various statements regarding cybersecurity over the past few years. These statements recommend that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The statements provide that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack.
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
Office of Foreign Assets Control Regulation
The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others which are administered by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). Failure to comply with these sanctions could have serious legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.
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
Employees and Executive Officers
As of December 31, 2017, we had 1,394 full-time equivalent employees. We are not a party to any collective bargaining agreement and we believe that our employee relations are good. We offer our employees a variety of competitive benefit programs including a retirement plan and group health, life and other insurance programs. We also support training and educational programs designed to ensure that employees have the types and levels of skills needed to perform at their best in their current positions and to help them prepare for positions of increased responsibility.
Executive Officers of the Registrant
Our executive officers, their ages, their positions with FSC and the Bank at March 5, 2018, and the period during which they have served as executive officers, are as follows:

Name	Age	Since	Position
James B. Miller, Jr.	77	1979
Principal Executive Officer and Chairman of the Board and Chief Executive Officer of Fidelity since 1979; President of Fidelity from 1979 to April 2006; Chairman of Fidelity Bank since 1998; President of Fidelity Bank from 1977 to 1997, and from December 2003 through September 2004; and Chief Executive Officer of Fidelity Bank from 1977 to 1997 and from December 2003 until 2017. A director of Fidelity Bank since 1976. Chairman of LionMark Insurance Company, a wholly-owned subsidiary, since November 2004.

H. Palmer Proctor, Jr.	50	1996
Chief Executive Officer of Fidelity Bank since April 2017; President of Fidelity since April 2006; Senior Vice President of Fidelity from January 2006 through April 2006; Vice President of Fidelity from April 1996 through January 2006; Director and President of Fidelity Bank since October 2004 and Senior Vice President of Fidelity Bank from October 2000 through September 2004. Director and Secretary/Treasurer of LionMark Insurance Company since November 2004.

Charles D. Christy	60	2017	Principal Financial and Accounting Officer of Fidelity and Chief Financial Officer of Fidelity and Fidelity Bank since June 2017; Chief Financial Officer of LionMark Insurance Company since June 2017.
David Buchanan	60	1995
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
Currently, our real estate lending business is concentrated in the Atlanta metropolitan area and eastern, central, and northern Florida. As of December 31, 2017, commercial real estate, real estate mortgages, and construction loans, accounted for approximately 53.9% of our total loan portfolio. Unlike larger national or regional banks that are more geographically diversified, our success depends primarily on the general economic conditions of the specific local markets in which we operate. Conditions in these markets strongly affect our results of operations and financial condition. Real estate values and the demand for commercial and residential mortgages and construction loans are affected by, among other things, general and local economic conditions, changes in governmental regulation, monetary and fiscal policies, interest rates and weather. Declines in our markets could adversely affect the demand for new real estate loans, and the value and liquidity of the collateral securing our existing loans. Adverse conditions in our markets could also reduce our growth rate, impair our ability to collect loans, and generally unfavorably impact our financial condition and results of operations.
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
We maintain an allowance for loan losses, which is established and maintained through provisions charged to operations. Such provisions are based on management's evaluation of the loan portfolio, including loan portfolio concentrations, current economic conditions, past loan loss experience, adequacy of underlying collateral, level of delinquencies and such other factors which, in management's judgment, deserve consideration in estimating loan losses. Loan charge-offs are recorded in accordance with accounting and regulatory guidelines which require loans to be charged off when, in the opinion of management, such loans are deemed to be uncollectable. Subsequent recoveries are added to the allowance.
In June 2016, the FASB issued a new current expected credit loss rule which will be effective for us in 2020 and will change our accounting for credit losses by requiring us to record, at the time of origination, credit losses expected throughout the life of loans, held-to-maturity securities and certain other assets and off-balance sheet credit exposures as opposed to the current practice of recording losses when it is probable that a loss event has occurred. We expect to record a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but we have not yet determined the magnitude of any such one-time adjustment or the overall impact on our financial statements. Accounting guidelines and rules could continue to change in future years and cause provision expense to increase or to be recognized on an accelerated basis for reasons not always related to the underlying performance of our portfolio.
The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and trends, all of which may undergo material changes. A significant challenge for us is to keep the credit and other models and approaches we use updated to take into account changes in the competitive environment, the economy, and the regulatory environment. To the extent these models are not consistent with underlying real-world conditions, our management decisions could be misguided or otherwise affected with significant impacts on the level of the allowance for loan losses.
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
We earn a substantial portion of our noninterest revenue through sales of residential mortgages in the secondary market. We are exposed to counterparty credit, market, repurchase and other risks associated with these activities.
Our noninterest revenue attributable to mortgage banking activities is a significant driver of our noninterest income. We are exposed to counterparty credit risk in the normal course of these sales activities as well as market risk when engaging in this activity that is greatly impacted by the amount of liquidity in the secondary markets and changes in interest rates.
Additionally, we retain repurchase risk associated with representations and warranties made at the time of the sales of these loans related to our residential mortgage loan underwriting and closing practices. Generally, repurchase requirements may be made until the loans sold are paid in full. Increases in claims under these repurchase requirements or make-whole demands could have a material impact on our ability to continue participating in these types of activities as well as materially impact our financial condition, results of operations, and cash flows.
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

A number of factors could cause us to conclude in one or more future reporting periods that any difference between the fair value and the amortized cost of one or more of the securities that we own constitutes an other-than-temporary impairment. These factors include, but are not limited to:

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
Our operations and profitability are impacted by general business and economic conditions in the U.S. and abroad. These conditions include recession, short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U.S. economy and the local economies in which we operate, all of which are beyond our control. A deterioration in economic conditions could result in an increase in loan delinquencies and nonperforming assets, decreases in loan collateral values and a decrease in demand for our products and services, including our ability to originate or sell loans, among other things, any of which could have a material adverse impact on our financial condition and results of operations.
Changes in national and local economic conditions could lead to higher losses in connection with acquired assets.
In connection with our past acquisitions, we acquired portfolios of loans and ORE in both FDIC-assisted and non-FDIC-assisted transactions. Although we have marked down the loan portfolios and ORE we acquired, the non-impaired loans we acquired may become impaired or may further deteriorate in value, resulting in additional charge-offs to our loan portfolio and ORE losses. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, may increase the level of charge-offs that we make to our loan portfolio and ORE losses and consequently reduce our capital. The fluctuations are not predictable, cannot be controlled and may have a material adverse impact on business financial condition and results of operations even if other favorable events occur.
Interest Rate Risks
The Federal Reserve has implemented significant economic strategies that have impacted interest rates, inflation, asset values, and the shape of the yield curve, and currently is transitioning from many years of easing to what may be a new period of tightening.
In recent years, the Federal Reserve has begun to gradually unwind the remaining domestic monetary policy initiatives as the economy continues to recover. In December 2015 and 2016, the Federal Reserve raised the target federal funds rate each time by 25 basis points ("bps"); in 2017, they raised rates by 25 bps three additional times totaling 125 bps. Additionally, the Federal Reserve began to taper the reinvestment of its balance sheet Treasury and Agency MBS assets previously purchased during its quantitative easing initiatives.
These developments, along with the U.S. government's credit and deficit concerns, a potential re-emerging European sovereign debt crisis or a economic slowdown in China, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Other significant governmental monetary strategies could be implemented in the future which might impact interest rates. Federal Reserve strategies can, and often are intended to, affect the domestic money supply, inflation, interest rates, and the shape of the yield curve. Effects on the yield curve often are most pronounced at the short end of the curve, which is of particular importance to us and other banks. Among other things, easing strategies are intended to lower interest rates, steepen the yield curve, expand the money supply, and stimulate economic activity, while tightening strategies are intended to increase interest rates, flatten the yield curve, tighten the money supply, and restrain economic activity. Other things being equal, the current transition from easing to possible tightening should tend to diminish or reverse downward pressure on rates, and to diminish or eventually end the stimulus effect that low rates tend to have on the economy. Many external factors may interfere with the effects of these plans or cause them to be changed unexpectedly. Such factors include significant economic trends or events as well as significant international monetary policies and events. Such strategies can also affect the U.S. and world-wide financial systems in ways that may be difficult to predict.

Fluctuations in interest rates could reduce our profitability and affect the value of our assets.
Approximately one-half of our income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. Like other financial institutions, our earnings and cash flows are subject to interest rate risk in our lending and deposit gathering activities since assets and liabilities reprice at different times and by different amounts as interest rates change. We principally manage interest rate risk by managing our volume and the mix of our earning assets and funding liabilities. Financial simulation models are the primary tools we use to measure our interest rate risk exposure. We closely monitor the sensitivity of our net interest income to change in interest rates and we attempt to limit the variability of net interest income as interest rates change. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition, and results of operations could be materially harmed.
We use both on- and off-balance sheet financial instruments to mitigate our exposure to interest rate risk. We utilize derivative contracts to hedge the pipeline of interest rate locks on residential mortgage loans to offset changes in fair value resulting from changes in interest rate environments. In spite of our due diligence in regard to these hedging strategies, significant risks are involved that, if realized, may prove such strategies to be ineffective, which could adversely affect our financial condition or results of operations. Risks associated with these strategies include the risk that counterparties in any such derivative and other hedging transactions may not perform, the risk that our hedging strategies rely on management's assumptions and projections regarding the underlying assets and general market factors, and that these assumptions and projections may prove to be incorrect, the risk that these hedging strategies do not adequately mitigate the impact of changes in interest rates, prepayment speeds or other forecasted inputs to the hedging model, and the risk that the models used to forecast the effectiveness of hedging instruments may project expectations that differ from actual results. In addition, increased regulation of the derivative markets may increase the cost to implement and maintain an effective hedging strategy.
We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. Over any defined period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice versa. In addition, the individual market interest rates underlying our loan and deposit products (e.g., prime versus competitive market deposit rates) may not change to the same degree over a given time period. We are unable to predict changes in market interest rates which are affected by many factors beyond our control. If market interest rates should move contrary to our position, our earnings may be negatively affected. Changes in the level of interest rates also may negatively affect our ability to originate construction, commercial and residential real estate loans, the value of our assets, and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings.
Also, the volume of nonperforming assets will negatively impact average yields if and as volume increases. In addition to risk, loan volume and quality, as well as deposit volume and mix, can be affected by market interest rates. As a result of the sustained low interest rate environment, an increasing percentage of our deposits are comprised of money market accounts, short-term certificates of deposit and other deposits yielding no, or very low rates of, interest. Changes in levels of market interest rates, including the current rate environment, could materially adversely affect our net interest spread, asset quality, origination volume and overall profitability. Income could also be adversely affected if the interest rates paid on deposits and short-term borrowings increase quicker than the interest rates received on loans and other investments during periods of rising interest rates.
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
In June 2017, the U.S. House of Representatives ("House of Representatives") passed the Financial Choice Act, which is intended to repeal substantial portions of the Dodd-Frank Act. The proposed law, among other things, would repeal the Volcker Rule by limiting certain proprietary investment and trading activities by banks, eliminating the authority of regulators to designate asset managers and other large non-bank institutions as "Systemically Important Financial Institutions ("SIFIs"), and repealing the Department of Labor ("DOL") "fiduciary rule" governing standards for dealing with retirement plans until the Securities and Exchange Commission ("SEC") issues standards for similar dealings by broker-dealers, and limiting the substance of any subsequent DOL rule to the SEC standards. The bill was referred to the U.S. Senate ("Senate") where it is unlikely to pass as proposed without changes. In November 2017, a bipartisan group of U.S. Senators, led by Senate Banking Committee Chairman, introduced the Economic Growth, Regulatory Relief, and Consumer Protection Act (the "Senate Regulatory Relief Bill"). The Senate Regulatory Relief Bill would alter various post-crisis regulatory requirements and provide targeted regulatory relief to certain financial institutions. Among the most significant of its proposed amendments to the Dodd-Frank Act are a substantial increase in the $50 billion asset threshold for automatic regulation of Bank Holding Companies as SIFIs, an exemption from the Volcker Rule for insured depository institutions with less than $10 billion in consolidated assets, and lower levels of trading assets and liabilities, in addition to amendments to the liquidity leverage ratio and supplementary leverage ratio requirements. In December 2017, the Senate Banking Committee approved the Senate Regulatory Relief Bill. If the legislation is adopted in the Senate, it remains unclear whether or how it would be reconciled with the Financial Choice Act, which is substantially dissimilar in scope and substance, and then ultimately approved by both chambers of Congress. At this time, the Company cannot predict or determine whether any such particular proposals will become law or their potential impact on the Company.
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
We manage our litigation risk through our internal controls, personnel training, insurance and other means. However, the commencement, outcome and magnitude of litigation cannot be predicted or controlled with any certainty. From time to time, customers and others make claims and take legal action against us. Whether such customer claims and legal action are founded or unfounded, or if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services, as well as impact customer demand for those products and services. Any resulting financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.
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
Our funding costs may increase due to loss of customer deposits.
We rely on customer deposits as a low cost and stable source of funding to extend loans to our customers. There is a high degree of competition in the market with other banks and financial services companies for deposits. If the rates that our competitors pay on deposits rise, our funding costs may increase, either because we raise our rates to avoid losing deposits or because we lose deposits and have to rely on more expensive sources of funding. Higher funding costs would reduce our net interest margin and net interest income.
Capital Risks
Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.
We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate our capital resources will satisfy our capital requirements for the foreseeable future. We may at some point, however, need to raise additional capital or adjust the Company's dividend to support our growth. If we raise capital through the issuance of additional shares of our common stock or other securities, it would dilute the ownership interest of our current shareholders and may dilute the per share book value of our common stock. New investors may also have rights, preferences and privileges senior to our current shareholders, which may adversely impact our current shareholders.
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
Like most banking organizations, we were required to apply the new Basel III capital rules beginning on January 1, 2015. In early July 2013, the Federal Reserve approved revisions to its capital adequacy guidelines and prompt corrective action rules that implemented the Basel III regulatory capital reforms in the U. S. As a result, Basel III has generally led to higher capital requirements and more restrictive leverage and liquidity ratios as the rules are phased-in, including limitations on the amount of MSRs that may be held without triggering higher capital requirements. Compliance with these rules impacts our capital plans, affects returns on capital, and imposes additional costs on us.
The Federal Reserve Bank ("FRB"), the Office of the Comptroller of the Currency (“OCC”) and FDIC released a final rule on November 21, 2017 which effectively freezes the currently applicable phase of the transition provisions for these capital requirements until a separate rulemaking aimed at simplifying these and other requirements for certain banking organizations, which was proposed in September 2017, is finalized. This ruling delays the last phase of the U.S. Basel III capital rules’ transition provisions relating to certain deductions from capital and limitations on the recognition of minority interests, which were scheduled to become effective January 1, 2018. It is uncertain how changes in these requirements may impact required capital levels in the future. In response to comments received from bankers and trade associations, the regulators may change these proposed rules prior to issuing them in their final form.
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
We regularly contract with a number of third party vendors to support our infrastructure. Many of these vendors are large national companies who are dominant in their area of expertise and would be difficult to quickly replace. Failure of certain vendors to provide services who we have substantial ongoing business relationships with could adversely affect our ability to deliver products and services to our customers necessary to maintain our day-to-day operations, disrupting our business and causing us to incur significant expense. External vendors also present information security risks.
Third party vendor relationships are subject to increasingly demanding regulatory requirements and attention by regulators. We expect that the regulators will hold us responsible for deficiencies in our oversight and control of our third party vendors and their performance. Under regulatory guidance, we are required to apply stringent due diligence, conduct ongoing monitoring and maintain effective control over third party vendors.
We maintain a vendor management program to monitor vendor risk, including the financial stability of our critical vendors. While we believe that our vendor management program effectively mitigates vendor risk, the regulators may not conclude that we have exercised adequate oversight and control over third party vendors or that such third parties have performed appropriately. We could be subject to enforcement actions, including civil monetary penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation.
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
We rely heavily on communications and information systems to conduct our business as such systems are used to manage virtually all aspects of our business. Our operations rely on the secure processing, storage and transmission of confidential and other information within our computer systems and networks. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems as a result of a number of factors, including events that are wholly or partially beyond our control such as sudden increases in customer transaction volume, physical infrastructure outages, natural disasters, and terrorist acts. Further, our operational and security systems and infrastructure may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious codes and cyber-attacks. While we maintain policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed.
Additionally, to the extent we rely on third party vendors to perform or assist operational functions necessary to maintain day-to-day operations, the challenge of managing the associated risks becomes more difficult. While we believe that our vendor risk management program effectively mitigates risk, the failure of an external vendor to perform in accordance with applicable contractual arrangements or service level agreements or any compromise in the security of an external vendor's information systems could be disruptive to our operations.
The occurrence of any failures, interruptions or security breaches of our information systems or one of our external vendor's information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, require us to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures in our computer systems and networks, or expose us to civil litigation and possible financial liability that are either not insured or fully covered through any insurance we maintain, any of which could have a material adverse effect on our financial condition and results of operations. Additionally, future legislation and regulation related to privacy, data breach notification, cybersecurity and information security could have a significant impact on our current and planned data privacy and security practices.

Our customer electronic information systems may experience a security breach, computer virus or disruption of service.
We provide our customers with online and mobile banking services that involve the secure transmission of confidential information over the Internet. We also deploy part or all of a number of our other core business applications and services under cloud computing arrangements using the Internet. While we use qualified third party vendors to test and audit our network and maintain an enterprise-wide information security program, our network could become vulnerable to unauthorized access, computer viruses, phishing schemes and other security problems. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses.
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
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services, which may require substantial capital expenditures to modify or adapt existing products and services and deliver new products and services and expose us to additional risks, including cyber-security risks. In addition to better customer service, the effective use of technology increases efficiency and results in reduced costs. Our future success will depend in part upon our ability to use technology to provide products and services that provide convenience to customers and to create additional efficiencies in operations. Many competitors have substantially greater resources to invest in technological improvements. We cannot make assurances that technological improvements will increase operational efficiency or that we will be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. The ability to keep pace with technological change is important, and the failure to do so on our part could have a material adverse impact on our business and therefore on our financial condition and results of operations.
Hurricanes, tropical storms and other adverse weather events could negatively affect our local economies or disrupt operations, which would have an adverse effect on our business or results of operations.
Currently, our lending and other businesses have a market presence in areas that may be susceptible to hurricanes, tropical storms and other adverse weather events. Such adverse weather events may disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. Such adverse weather events could also result in a decline in loan originations, a decline in value or destruction of properties securing our loans and/or an increase in payment delinquencies, bankruptcies, foreclosures and loan losses that could result in a higher level of non-performing assets, charge-offs and provisions for loan losses. Our business results may be adversely affected by these and other negative effects of future hurricanes or tropical storms, or other adverse weather events, including flooding and wind damage.
Storms during 2017 in or near the Gulf Coast regions of Florida and Texas, which are often in the path of seasonal hurricanes, only minimally impacted our operations but we cannot predict whether or to what extent damage that may be caused by future natural disasters or manmade events will affect our operations or the economies in our current or future market areas. While we have established business continuity policies and procedures, the occurrence of a natural disaster, especially if any applicable insurance coverage is not adequate to enable our borrowers to recover from the effects of the event, could have a material adverse effect on our financial condition or results of operations. Many of our customers have incurred significantly higher property and casualty insurance premiums on their properties located in our markets, which may adversely affect real estate sales and values in those markets.
Competitive and Strategic Risks
We operate in a highly competitive industry and market areas.
We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and have greater financial resources. Such competitors primarily include national, regional, and community banks within the markets in which we operate. Additionally, various out-of-state banks continue to enter the market area in which we currently operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, fintech or e-commerce companies, and other financial intermediaries that operate in our primary market areas and elsewhere. At this time, major international banks do not materially compete with us in our markets, although they may do so in the future.
Many of our competitors have fewer regulatory constraints and may have lower cost structures. Some of these competitors may have a long history of operations in our markets, greater ties to local businesses and more expansive banking relationships, as well as better established depositor bases. Additionally, due to their size, many competitors with greater resources or more advanced technology may be able to achieve economies of scale and, as a result, may be capable of maintaining numerous and more convenient banking locations and offering a broader range of products and services, as well as better pricing for those products and services.
While we believe we are competitive in our markets, our ability to continue to compete successfully depends on a number of factors, including, among other things:

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
Although we compete by concentrating our marketing efforts in our primary markets with local advertisements, personal contacts and greater flexibility and responsiveness in working with our local customers, we can give no assurance that this strategy will be successful.
Furthermore, fintech developments, such as blockchain and other distributed ledger technologies, have the potential to disrupt the financial services industry and change the way banks do business. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Increased competition could require us to increase the rates that we pay on deposits or lower the rates that we offer on loans, which could reduce our profitability. A weakening in our competitive position could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.
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
As part of our strategic plan of steady, consistent growth, we continuously evaluate our service offerings and may enter into new lines of business or begin offering new products or services to our customers within existing lines of business in the future. There are risks and uncertainties associated with expansion into a new line of business, as well as any other new material product or service we may decide to offer in the future. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources to assess the risks of the initiative and build internal controls, policies and procedures to mitigate those risks, including hiring experienced management to oversee the implementation of the initiative. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of new lines of business. Furthermore, any new lines of business and/or new products or services could require the establishment of new key and other controls and have a significant impact on our existing system of internal controls. If we do not successfully manage these risks in the development and implementation of these new lines of business and/or new products and services that we may decide to engage in, such failure could have a material adverse effect on our business, financial condition and results of operations.
We are subject to risks related to our acquisitions.
Our past and future acquisitions of other banks, businesses, or branches involve various risks, including the following:

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
The ultimate success of our past acquisitions and any transactions in which we may participate in the future, will depend on a number of factors, including our ability to:

•	fully integrate the branches acquired into our operations;

•	limit the outflow of deposits held by our new customers in the acquired branches and to retain and manage interest-earning assets and relationships acquired;

•	generate new interest-earning assets in the geographic areas previously served by the acquired branches;

•	effectively compete in new markets in which we did not previously have a presence;

•	control the incremental noninterest expense from the acquired branches in a manner that enables us to maintain a favorable overall efficiency ratio;

•	retain and attract the appropriate personnel to staff the acquired branches;

•	earn acceptable levels of interest and noninterest income, including fee income, from the acquired branches; and

•	reasonably estimate cash flows for acquired loans to mitigate exposure greater than estimated losses at the acquisition date.
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
As with any acquisition involving a financial institution, there may be higher than average levels of service disruptions that would cause inconveniences to our new customers or potentially increase the effectiveness of competing financial institutions in attracting our customers. Integration efforts will also likely divert management's attention and resources. We may be unable to integrate acquired branches successfully, and the integration process could result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the acquisitions. We may also encounter unexpected difficulties or costs during the integration that could adversely affect our earnings and financial condition, perhaps materially. Additionally, we may be unable to achieve results in the future similar to those achieved by our existing banking business, to compete effectively in the market areas previously served by the acquired branches or to manage effectively any growth following the acquisitions.
We may not be able to attract and retain skilled people.
Our success depends, in large part, on our ability to attract and retain competent, experienced people. Our strategic goals in particular require that we be able to attract qualified and experienced commercial bankers, mortgage lenders and SBA lenders in our existing markets as well as those markets in which we may want to expand who share our relationship banking philosophy and have those customer relationships that will allow us to successfully expand. We also need to attract and retain qualified and experienced technology, risk and back-office personnel to operate our business. Competition for the best people in most activities that we engage in can be intense and we may not be able to identify, hire and retain talented employees.
We have also focused our strategic attention on retaining our existing employees and our corporate culture including enhancements to our training programs and offering employee advancement opportunities. Our failure to maintain our culture and offer competitive compensation packages to successfully compete for qualified and experienced employees may have an adverse effect on our ability to meet our financial goals and thus adversely affect our future results of operations. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, customer relationships, knowledge of our market, years of industry experience, and the difficulty of promptly finding qualified replacement personnel.
Reputational Risk
Negative public opinion could damage our reputation and adversely impact our business and revenues.
The risk to our business, earnings and capital from negative public opinion regarding our reputation, our competitors, and the financial institutions industry in general, is inherent in our business. Our reputation is affected principally by our business practices and how those practices are perceived and understood by others. Negative public opinion of our practices, the practices of our competitors or our industry as a whole may adversely affect our ability to keep and attract customers and employees and may expose us to litigation and regulatory action that could change or constrain our business or operations. Damage to our reputation could hinder our ability to access the capital markets or otherwise impact our liquidity or the market value of our stock, hinder our ability to attract new customers and retain existing ones, and undermine our ability to attract and retain talented employees, among other things.
Negative public opinion may result from our actual or alleged conduct in any number of activities, including lending practices, the failure of a product or service to meet our customers expectations or applicable regulatory requirements, corporate governance and acquisitions, or from actions taken by government regulators and community organizations in response to those activities. Actual or alleged conduct by one or more of our business lines may result in negative public opinion about our business lines. In addition, negative public opinion of third parties with whom we have important relationships may adversely impact our reputation.
Although we take steps to minimize reputation risk in dealing with our customers and communities, including senior management oversight of processes for reputation risk monitoring, assessment and management, this risk will always be present given the nature of our business.
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
There can be no assurance of whether or when we may pay dividends in the future. Future dividends, if any, will be declared and paid at the discretion of our board of directors and will depend on a number of factors. Our recent dividends have partially been paid out of excess cash at the holding company. Other principal source of funds used by us to pay cash dividends has been dividends received from the Bank. The Bank’s asset quality, earnings performance, liquidity and capital requirements will be taken into account in addition to our liquidity and capital requirements.
Federal and state banking laws and regulations and state corporate laws restrict the amount of dividends Fidelity or the Bank may declare and pay. For example, under the regulations of the GDBF, dividends may not be declared out of the retained earnings of a state bank without first obtaining the written permission of the GDBF, unless such bank is below certain classified assets and dividend payout ratios, and has capital that exceeds certain equity ratios.
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
Our stock price may fluctuate significantly as a result of a variety of factors including factors affecting the financial services industry as a whole, many of which are beyond our control, including, among other things:

•	news reports relating to trends, concerns and other issues in the financial services industry;

•	actual or anticipated variations in quarterly results of operations;

•	recommendations by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	perceptions in the marketplace regarding us, our competitors and/or the industry as a whole;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	changes in government laws and regulation; and

•	geopolitical conditions such as acts or threats of terrorism or military conflicts.
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
If we were to pay for future acquisitions with shares of our common stock, some dilution of our tangible book value and net income per common share may occur since acquisitions may involve the payment of a premium over book and market values. Furthermore, failure to realize the expected benefits of an acquisition, such as anticipated revenue increases, cost savings, or increased geographic or product presence, could have a material adverse effect on our financial condition and results of operations.
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

Item 1B. Unresolved Staff Comments
None

Item 2.    Properties
We deliver our products and services through a network of retail branches and loan production offices located in Southern states. At December 31, 2017, we owned 56 and leased 10 retail bank branches and we leased over 30 loan production offices. We opened a new retail branch in Macon, Georgia in January 2018 in a facility that we own.
We deliver administrative support functions through our executive offices located at 3490 Piedmont Road, Atlanta, Georgia and our corporate operations center which is located at 3 Corporate Square, Atlanta, Georgia, both of which are leased.
We generally consider the properties owned and leased throughout our footprint to be suitable and adequate to operate our business. We are continuing to modernize, expand, acquire and, when necessary, replace facilities to support our strategic plan of steady, planned long-term growth.
Item 3.    Legal Proceedings
We are a party to claims and lawsuits arising in the course of our normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of December 31, 2017 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our results of operations, cash flows, or financial condition.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the NASDAQ Global Select Market under the symbol “LION.” As of March 5, 2018, there were approximately 1,400 shareholders of record as reported by our transfer agent, Computershare. In addition, shares of our common stock were held by approximately 3,400 beneficial owners, including brokers, dealers, and their nominees.
The following table sets forth the per share cash dividends declared on common shares and the high and low closing sale prices per share for our common stock for the calendar quarters indicated, as published by NASDAQ:

	High	Low	Cash Dividends Declared
2017
First quarter	$24.95	$20.30	$0.12
Second quarter	23.96	20.08	0.12
Third quarter	23.78	20.51	0.12
Fourth quarter	23.94	20.28	0.12
2016
First quarter	$22.31	$14.01	$0.12
Second quarter	17.53	14.45	0.12
Third quarter	18.49	14.80	0.12
Fourth quarter	24.50	17.36	0.12
A cash dividend of $0.12 per share was declared by our Board of Directors on January 19, 2018, and paid on February 14, 2018, to holders of record as of February 2, 2018.
The Board of Directors reviews whether to declare and pay dividends on a quarterly basis, in light of current regulatory limitations, earnings, capital requirements, and forecasts of future earnings.
See Note 3 to the Consolidated Financial Statements in Item 8 for further discussion of the restrictions on our ability to pay dividends.
Issuer Purchases of Equity Securities
The following table presents information relating to our repurchase of shares of common stock in the fourth quarter of 2017:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
October 2017	—	—	—	$10,000,000
November 2017	—	—	—	10,000,000
December 2017	—	—	—	10,000,000
Total	—	—	—	$10,000,000
The repurchase plan announced April 3, 2014, authorizing the repurchase of up to $10.0 million of our outstanding common stock, has no expiration date for the authorized share repurchases under such plan.
Sale of Unregistered Securities
We have not sold any unregistered securities during the period, covered by this report.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table presents information as of December 31, 2017, with respect to shares of our common stock that may be issued under our equity compensation plans. Our equity compensation plans consist of the stock options, restricted stock grants, and other awards as defined in the 2006 Equity Incentive Plan, as amended and the 401(k) tax qualified savings plan.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Shareholders(1)	1,067,157	$20.12	1,851,866
Equity Compensation Plans Not Approved by Shareholders(2)	—	—	—
Total	1,067,157	$20.12	1,851,866

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
Fidelity Southern Corporation
The graph assumes that the value invested in our common stock and in each of the two indices was $100.00 on December 31, 2012, and all dividends were reinvested during the periods presented.

	Period Ended December 31,
Index	2012	2013	2014	2015	2016	2017
Fidelity Southern Corporation	$100.00	$179.59	$178.60	$252.67	$275.91	$259.66
NASDAQ Composite Index	100.00	140.12	160.78	171.97	187.22	242.71
SNL Bank NASDAQ Index	100.00	143.73	148.86	160.70	222.81	234.58

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

	As of or for the year ended December 31,
($ in thousands, except per share data)	2017	2016	2015	2014	2013
INCOME STATEMENT DATA:
Interest income	$157,978	$149,283	$116,642	$101,667	$97,563
Interest expense	22,730	20,448	15,804	11,226	13,961
Net interest income	135,248	128,835	100,838	90,441	83,602
Provision for loan losses	4,275	8,231	4,351	531	5,440
Noninterest income	134,952	141,325	127,888	95,320	96,878
Securities gains (losses), net	—	578	(329)	—	189
Noninterest expense	210,870	201,020	162,946	138,754	132,325
Net income before income taxes	55,055	60,909	61,429	46,476	42,715
Income tax expense	15,259	22,143	22,294	16,440	15,077
Net income	39,796	38,766	39,135	30,036	27,638
PERFORMANCE:
Earnings per common share - basic (1)	$1.50	$1.52	$1.77	$1.41	$1.35
Earnings per common share - diluted (1)	$1.49	$1.50	$1.64	$1.28	$1.21
Total revenues	$292,930	$290,608	$244,530	$196,987	$194,441
Book value per common share (1)	$14.86	$13.78	$13.03	$12.40	$11.07
Tangible book value per common share(2)	$14.41	$13.26	$12.66	$12.22	$10.96
Cash dividends paid per common share	$0.48	$0.48	$0.39	$0.30	$0.05
Dividend payout ratio	32.00%	31.58%	22.03%	21.28%	3.70%
Return on average assets	0.89%	0.92%	1.16%	1.11%	1.09%
Return on average shareholders’ equity	10.51%	11.61%	13.85%	12.07%	12.20%
Equity to assets ratio	8.43%	7.93%	8.37%	9.16%	8.90%
Net interest margin	3.26%	3.32%	3.24%	3.62%	3.58%
END OF PERIOD BALANCE SHEET SUMMARY:
Total assets	$4,576,858	$4,389,685	$3,849,063	$3,085,135	$2,564,053
Earning assets	4,242,218	4,059,414	3,558,669	2,847,971	2,355,530
Loans, excluding loans held-for-sale	3,580,966	3,302,264	2,896,948	2,253,306	1,893,037
Total loans	3,938,721	3,767,592	3,294,782	2,622,241	2,080,403
Total deposits	3,867,200	3,630,594	3,179,511	2,458,022	2,202,452
Shareholders’ equity	401,632	362,647	301,459	264,951	236,230
Assets serviced for others	10,242,742	9,207,070	8,033,478	6,562,506	5,108,684
ASSET QUALITY RATIOS:
Net charge-offs to average loans	0.12%	0.13%	0.12%	0.33%	0.38%
Allowance to period-end loans	0.83%	0.90%	0.91%	1.13%	1.78%
Adjusted allowance to adjusted period end-loans (non-GAAP)(2)	1.16%	1.38%	1.40%	1.89%	2.90%
Nonperforming assets to loans, ORE and repossessions	1.76%	1.77%	1.74%	2.74%	3.78%
Adjusted nonperforming assets to loans, ORE and repossessions (Non-GAAP)(2)	1.06%	1.33%	1.50%	2.54%	2.92%
Allowance to nonperforming loans, ORE and repossessions	0.47x	0.51x	0.52x	0.41x	0.46x
SELECTED RATIOS:
Loans to total deposits	92.60%	90.96%	91.11%	91.67%	85.95%
Average total loans to average earning assets	90.20%	92.64%	92.84%	91.00%	90.00%
Noninterest income to total revenue	46.07%	48.63%	52.30%	48.39%	49.83%
Leverage ratio	8.85%	8.58%	8.80%	10.40%	11.02%
Common equity tier 1 capital	8.86%	8.35%	8.20%	N/A	N/A
Tier 1 risk-based capital	10.00%	9.46%	9.50%	11.07%	12.71%
Total risk-based capital	12.65%	12.11%	12.40%	12.01%	13.96%
LOAN PRODUCTION AND SALES VOLUME:
Mortgage loan production	$2,776,010	$2,970,770	$2,672,920	$1,933,761	$2,485,202
Total mortgage loan sales	$2,588,842	$2,815,480	$2,483,186	$1,786,741	$2,611,426
Indirect automobile production	$1,167,373	$1,375,795	$1,455,370	$1,535,869	$888,781
Indirect automobile sales	$431,227	$510,534	$651,419	$679,900	$392,246

(1) December 31, 2013 adjusted for stock dividends
  (2) Non-GAAP Financial Measure. See "Reconciliation of non-GAAP Financial Measures" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report for a reconciliation of this non-GAAP measure to the most directly comparable GAAP measure.

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
Overview
Since our inception in 1973, we have pursued managed profitable growth through providing quality financial services. Our overall focus is on building shareholder value. Our mission is to continue growth, improve earnings and increase shareholder value; to treat customers, employees, community and shareholders according to the "Golden Rule"; and to operate within a culture of strong internal controls.
Our franchise primarily spans the metropolitan Atlanta, Jacksonville, Orlando, Tallahassee and Sarasota-Bradenton, Florida markets. We also conduct indirect automobile lending, residential mortgage lending. SBA lending has a nation-wide footprint.
We have continued to focus on organic growth and building meaningful presence and relationships in Georgia and northern, eastern and central Florida. We opened a branch in Tallahassee, FL in December 2017 and in Macon, GA in January 2018. We have received regulatory approval to open a branch in Covington, GA which we expect to open later in 2018. We believe our retail branch network positions us to generate new customers and business opportunities.
Wealth Management began operations in July 2014 when we began offering trust services. We expanded our services and team in 2017 with the addition of client advisors. The Wealth Management division provides trust administration, investment management, financial and estate planning, specialized lending and banking for affluent and high net worth individuals.
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
Financial Performance
We recorded net income of $39.8 million in 2017 compared to $38.8 million in 2016, a slight increase of $1.0 million, or 2.7%. Net income per basic and diluted common share were $1.50 and $1.49, respectively, for 2017 and $1.52 and $1.50, respectively, for 2016. An increase of $6.4 million, or 5.0%, in net interest income, a decrease in loan loss provision of $4.0 million or 48.1%, and a decrease in income tax expense of $6.9 million or 31.1% ,were partially offset by an increase of $9.9 million, or 4.9%, in noninterest expense and a decrease of $6.4 million or 4.5% in noninterest income.
In addition, income tax expense was $6.9 million, or 31.1%, lower in 2017 than in 2016, primarily due to the recognition of a $4.9 million one-time tax benefit associated with the remeasurement of the net deferred tax liability position at December 31, 2017 as a result of the enactment of the Tax Cuts and Jobs Act of 2017. As a result of the rate change following the enactment on December 22, 2017 of the Tax Cuts and Jobs Act of 2017, which reduced the federal corporate income tax rate from 35 percent to 21 percent as of the beginning of the tax year 2018, the Company remeasured its net deferred tax liability at December 31, 2017 which reduced income tax expense by $4.9 million for the quarter. The main component of Fidelity’s net deferred tax liability position is the timing of MSRs income recognition which resulted in an $11.2 million tax benefit, partially offset by tax expense of $5.9 million to remeasure future deductions related to the loan loss allowance and employee compensation programs at the lower corporate income tax rate going forward.
We derive approximately 45% of our revenues from noninterest income sources such as service charges on loan and deposit accounts, fees from other products and services and income from mortgage banking, indirect automobile lending, and SBA lending activities. The majority of the noninterest income earned from these sources is generated from gains on sales of loans including recognition of loan servicing revenue as the majority of loans are sold. The retained servicing obligation generates servicing revenue over the life of the loans sold. The revenue generated from gains on sales of loans and related servicing is partially offset by amortization and possible impairment of the related servicing rights. Servicing rights are amortized in proportion to the estimated future servicing income on the underlying loans sold. Impairment on servicing rights is recorded based on changes in the estimated and actual prepayment speeds and default rates and losses on the underlying loans sold.
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
We continue to attract new customer relationships, and talented and experienced bankers to support our growth. During 2017, we have made significant progress in integrating and leveraging our acquisitions from previous years and continued expansion. We are also continuing to focus on asset quality, revenue growth, deposit growth and quality loan growth at a well-maintained capital level.

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
A formal review of the allowance for loan losses is prepared quarterly to assess the probable credit risk inherent in the loan portfolio and to determine the adequacy of the allowance for loan losses. For purposes of management's review, the loan portfolio is separated by loan type. The level of allowance required for each loan type is determined based upon historical charge-off experience and current internal and external qualitative factors. Acquired purchased credit-impaired ("PCI") loans are evaluated for impairment each quarter and if a pool is impaired, an allowance for loan loss is recorded.
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
At the time of acquisition, foreclosure or initial possession of collateral, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. After the transfer to ORE, the fair value, less estimated selling costs, becomes the new cost basis for the ORE. Subsequent declines in the fair value of ORE, below the new cost basis are recognized by a charge to income.
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
Revenue from ORE operations as well as gains or losses on sales are recorded as a component of noninterest income. Expenses from ORE operations are recorded as a component of noninterest expense.
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
Income Taxes
We file a consolidated federal income tax return, as well as tax returns in several states. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. The net deferred tax asset is reviewed at each reporting period to assess the probability of realization of benefits in future periods and whether valuation allowances are appropriate. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As the Tax Cuts and Jobs Act was enacted on December 22, 2017, we remeasured our net deferred tax liability at December 31, 2017 to reflect the reduction in the federal corporate income tax rate from 35 percent to 21 percent from the beginning of the tax year 2018. A valuation allowance is recorded in situations where it is “more likely than not” that a deferred tax asset is not realizable. Management has reviewed all evidence, both positive and negative, and concluded that a valuation allowance against any deferred tax asset is not needed at December 31, 2017. The calculation of the income tax provision is complex and requires the use of judgments and estimates in its determination.
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
Non-GAAP Financial Measures
In addition to traditional measures, management provides information it considers useful to investors in understanding the Company’s operating performance and trends, and to facilitate comparisons with the performance of its peers. Management also uses these measures internally to assess and better understand the Company’s underlying business performance and trends related to core business activities. The non-GAAP financial measures and key performance indicators used by the Company may differ from the non-GAAP financial measures and performance indicators used by other financial institutions to assess their performance and trends.
Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Company’s reported results prepared in accordance with GAAP. Non-GAAP measures have inherent limitations, are not required to be uniformly applied and are not audited. Although these non-GAAP financial measures frequently are used by shareholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of results as reported under GAAP. We encourage readers to consider the Consolidated Financial Statements in their entirety and not to rely on any single financial measure.
In particular, management uses tangible shareholders' equity, adjusted allowance for loan losses, adjusted nonperforming assets, adjusted nonperforming loans, adjusted total loans, and related ratios, each of which is a non-GAAP financial measure. Management uses (i) tangible shareholders' equity (which exclude goodwill and other intangibles from equity) and related ratios to evaluate the adequacy of shareholders' equity and to facilitate comparisons with peers; and (ii) adjusted allowance for loan losses (which includes adjustments related to acquired loans and indirect auto loans), adjusted non-performing assets and adjusted loans (which includes adjustments for repurchased government-guaranteed loans, SBA guaranteed loans and acquired loans) as supplemental information to evaluate both asset quality and asset quality trends, and to facilitate comparisons with peers. A reconciliation of these non-GAAP finance measures to their nearest GAAP measure appears in the following table:

Reconciliation of Non-GAAP Financial Measures

	As of or for the year ended
($ in thousands)	2017	2016	2015	2014	2013
Reconciliation of nonperforming assets to adjusted nonperforming assets:
Nonperforming assets (GAAP)	$63,338	$58,635	$50,862	$62,293	$72,732
Less: GNMA repurchased government-guaranteed loans included in nonaccrual loans	(19,478)	(7,771)	(163)	(334)	—
Less: SBA guaranteed loans included in nonaccrual	(1,652)	(4,248)	(2,853)	(3,047)	(3,238)
Less: Nonaccrual acquired loans	(6,370)	(6,136)	(7,077)	(1,978)	(15,598)
Adjusted nonperforming assets, excluding GNMA,SBA and acquired loans (Non-GAAP)	$35,838	$40,480	$40,769	$56,934	$53,896
Reconciliation of loans, ORE and repossessions to adjusted loans, ORE and repossessions, less acquired loans:
Loans, excluding loans held-for-sale	$3,580,966	$3,302,264	$2,896,948	$2,253,306	$1,893,037
Add: ORE	7,621	14,814	18,677	22,564	30,982
Add: repossessions	2,392	2,274	1,560	1,183	1,219
Total loans, ORE, and repossessions (GAAP)	3,590,979	3,319,352	2,917,185	2,277,053	1,925,238
Less: acquired loans	(196,567)	(275,515)	(199,870)	(37,284)	(76,423)
Adjusted loans, ORE, and repossessions, excluding acquired loans (non-GAAP)	$3,394,412	$3,043,837	$2,717,315	$2,239,769	$1,848,815
Nonperforming assets to loans, ORE, and repossessions (GAAP)	1.76%	1.77%	1.74%	2.74%	3.78%
Adjusted nonperforming assets to adjusted loans, ORE, and repossessions (non-GAAP)	1.06%	1.33%	1.50%	2.54%	2.92%
Reconciliation of allowance to adjusted allowance:
Allowance for loan losses (GAAP)	$29,772	$29,831	$26,464	$25,450	$33,684
Less: allowance allocated to indirect auto loans	(10,258)	(9,522)	(8,338)	(5,917)	(5,995)
Less: allowance allocated to acquired loans	(209)	(284)	(613)	(715)	(3,330)
Adjusted allowance for loan losses (non-GAAP)	$19,305	$20,025	$17,513	$18,818	$24,359
Reconciliation of period end loans to adjusted period end loans:
Loans, excluding loans held-for-sale	$3,580,966	$3,302,264	$2,896,948	$2,253,306	$1,893,037
Less: indirect auto loans	(1,716,156)	(1,575,865)	(1,449,480)	(1,219,232)	(975,223)
Less: acquired loans	(196,567)	(275,515)	(199,870)	(37,284)	(76,423)
Adjusted period end loans (non-GAAP)	$1,668,243	$1,450,884	$1,247,598	$996,790	$841,391
Allowance to total loans (GAAP)	0.83%	0.90%	0.91%	1.13%	1.78%
Adjusted allowance to adjusted period end loans (non-GAAP)	1.16%	1.38%	1.40%	1.89%	2.90%
Reconciliation of book value per common share to tangible book value per common share:
Shareholders' equity	$401,632	$362,647	$301,459	$264,951	$236,230
Less: intangibles	(12,306)	(13,649)	(8,382)	(3,858)	(2,376)
Tangible shareholders' equity	$389,326	$348,998	$293,077	$261,093	$233,854
End of period shares	27,019,201	26,318,400	23,140,774	21,365,098	21,342,549
Book value per share (GAAP)	14.86	13.78	13.03	12.40	11.07
Tangible book value per share(non-GAAP)	14.41	13.26	12.66	12.22	10.96

Results of Operations - 2017 Compared to 2016
Net Income
Our net income for the year ended December 31, 2017 was $39.8 million and reported basic and fully diluted earnings per share of $1.50 and $1.49, respectively. Net income for the year ended December 31, 2016 was $38.8 million and reported basic and fully diluted earnings per share of $1.52 and $1.50, respectively. The $1.0 million increase in net income in 2017 compared to 2016 was due primarily to an increase in interest income of $8.7 million, a decrease in income tax expense of $6.9 million, and a decrease in provision for loan losses of $4.0 million; offset by a decrease in noninterest income of $6.4 million, an increase in noninterest expense of $9.9 million, and an increase in interest expense of $2.3 million. Details of the changes in the various components of net income are discussed further below.
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
Taxable-equivalent net interest income was $135.5 million in 2017 compared to $129.4 million in 2016, an increase of $6.1 million, or 4.7%. Average interest-earning assets in 2017 increased by $259.9 million to $4.2 billion, a 6.7% increase when compared to 2016. Average interest-bearing liabilities increased by $107.0 million to $3.0 billion, a 3.7% increase. The net interest margin decreased by 6 basis points to 3.26% in 2017 when compared to 2016. The primary components of our net interest income and margin are described below.
Taxable-equivalent interest income had an increase of $8.4 million for 2017 as compared to 2016. The increase in our interest income primarily occurred due to the net growth of $259.9 million, or 6.7%, in average interest-earning assets, primarily in our loan portfolio., as well as an increase in yield on loans of 5 basis points, primarily in the commercial, construction, and mortgage loan portfolios, including an increase of 3 basis points attributable to accretable yield.
The average balance of loans outstanding in 2017 increased by $139.1 million, or 3.8%, to $3.8 billion when compared to 2016 as the number of loan originations increased, particularly commercial, construction and mortgage loans. The average balance of Fed funds sold and interest-bearing deposits also increased by $156.7 million or 165.2%, the result of an increase in cash from a successful Florida money market deposit campaign begun in late 2016. The yield on interest-earning assets in 2017 reflected a 4 basis point decrease as compared to 2016.
Interest expense in 2017 increased by $2.3 million, or 11.2%, to $22.7 million, primarily as the result of a $107.0 million, or 3.7%, increase in average interest-bearing liability balances and, to a lesser degree, a 5 basis point increase in the cost of interest-bearing liabilities. The increase in average interest-bearing liabilities for 2017 was primarily due to the growth in interest bearing demand and money market deposits of $257.7 million as Fidelity had a successful advertising campaign in Florida during 2017 to attract new demand and money market deposits.
The increase in interest expense in 2017 was primarily attributable to average interest-bearing deposits, which increased by $235.2 million, or 9.3%, to $2.8 billion during 2017 compared to 2016, while average borrowings decreased by $128.1 million, or 33.4%, to $254.9 million. The increase in average interest-bearing deposits was primarily due to an increase of $257.7 million in interest-bearing money market and demand deposits as mentioned above.

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

	For the Years Ended December 31,
	2017			2016			2015
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
($ in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income (1)	$3,753,563	$151,165	4.03%	$3,614,456	$143,783	3.98%	$2,895,847	$111,828	3.86%
Investment securities (1)	156,383	4,477	2.86	192,274	5,574	2.90	176,382	5,117	2.90
Other earning assets	251,550	2,576	1.02	94,841	445	0.47	47,106	80	0.17
Total interest-earning assets	4,161,496	158,218	3.80%	3,901,571	149,802	3.84%	3,119,335	117,025	3.75%
Noninterest-earning assets:
Cash and due from banks	40,871			29,796			16,092
Allowance for loan losses	(30,253)			(27,797)			(24,443)
Premises and equipment	87,732			86,807			67,192
Other real estate	10,676			18,268			18,375
Other assets	223,657			203,989			180,578
Total assets	$4,494,179			$4,212,634			$3,377,129
Liabilities and shareholders' equity
Interest-bearing liabilities:
Demand and money market	$1,385,725	$5,397	0.39%	$1,128,029	$2,910	0.26%	$889,985	$2,164	0.24%
Savings deposits	359,290	1,194	0.33	359,194	1,199	0.33	322,385	1,096	0.34
Time deposits	910,441	8,242	0.91	910,492	8,008	0.88	751,579	7,299	0.97
Brokered time deposits	109,423	889	0.81	132,012	1,077	0.82	121,773	790	0.65
Total interest-bearing deposits	2,764,879	15,722	0.57	2,529,727	13,194	0.52	2,085,722	11,349	0.54
Federal funds purchased	88	2	1.93	25,531	216	0.85	21,733	133	0.61
Securities sold under agreements to repurchase	16,525	31	0.19	17,427	28	0.16	17,230	26	0.15
Short-term borrowings	117,795	895	0.76	219,716	1,180	0.54	176,722	491	0.28
Subordinated debt	120,522	6,080	5.04	120,388	5,830	4.84	90,303	3,805	4.21
Total interest-bearing liabilities	3,019,809	22,730	0.75%	2,912,789	20,448	0.70%	2,391,710	15,804	0.66%
Noninterest-bearing liabilities and shareholders' equity:
Demand deposits	1,055,018			925,965			674,114
Other liabilities	40,603			39,940			28,724
Shareholders’ equity	378,749			333,940			282,581
Total liabilities and shareholders' equity	$4,494,179			$4,212,634			$3,377,129
Net interest income/spread		$135,488	3.05%		$129,354	3.14%		$101,221	3.09%
Net interest rate margin			3.26%			3.32%			3.24%

(1) Interest income includes the effects of taxable-equivalent adjustment using a 35% tax rate

Rate/Volume Variance Analysis

	2017 Compared to 2016 Variance Attributed to(1)			2016 Compared to 2015 Variance Attributed to(1)
(in thousands)	Average Volume	Average Yield/Rate	Net Change	Average Volume	Average Yield/Rate	Net Change
Interest-Earning Assets:
Loans(2)	$6,284	$1,098	$7,382	$28,472	$2,369	$30,841
Investment securities(2)	(1,028)	(69)	(1,096)	433	(80)	353
Other earning assets	1,239	892	2,131	117	—	117
Total interest-earning assets	$6,495	$1,921	$8,417	$29,022	$2,289	$31,311
Interest-Bearing Liabilities:
Demand and money market	$767	$1,720	$2,487	$609	$137	$746
Savings deposits	—	(5)	(5)	124	(21)	103
Time deposits and brokered time deposits	(200)	247	47	1,500	(503)	997
Total interest-bearing deposits	567	1,962	2,529	2,233	(387)	1,846
Fed funds purchased	(350)	136	(214)	—	—	—
Securities sold under agreements to repurchase	(2)	5	3	—	—	—
Other short term borrowings	(667)	382	(285)	170	604	774
Subordinated debt	6	244	250	1,409	614	2,023
Total interest-bearing liabilities	$(446)	$2,729	$2,283	$3,812	$831	$4,643
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
The provision for loan losses was $4.3 million in 2017 and $8.2 million in 2016. Net charge-offs were flat at $4.2 million in 2017 and in 2016. The decrease in the provision in 2017, compared to 2016 was primarily due to continued improvement in asset quality in 2017.
Average nonperforming assets were $56.9 million for the year ended December 31, 2017, compared to $62.0 million for the same period in 2016, a decrease of $5.1 million or 8.3%.
The allowance for loan losses as a percentage of loans outstanding at the end of 2017 and 2016 was 0.83% and 0.90%, respectively. The allowance for loan losses as a percentage of loans outstanding, excluding acquired loans, at the end of 2017 and 2016 was 0.88% and 0.99%, respectively. The improvement in asset quality over the past several years has offset the need for a higher allowance for loan losses as a percentage of loans as a result of loan growth in 2017.
Analysis of the Allowance for Loan Losses
The following table outlines the changes in our allowance for losses during the five-year period ended December 31, 2017:

	December 31,
($ in thousands)	2017	2016	2015	2014	2013
Balance at beginning of year	$29,831	$26,464	$25,450	$33,684	$33,982
Charge-offs:
Commercial	2,824	2,349	1,275	3,870	3,017
SBA	221	387	313	1,943	889
Construction	13	—	—	602	491
Consumer	5,978	5,233	4,399	4,461	4,993
Mortgage	43	1,047	187	268	690
Total charge-offs	9,079	9,016	6,174	11,144	10,080
Recoveries:
Commercial	2,588	923	195	409	342
SBA	61	82	227	32	156
Construction	911	2,157	1,265	2,494	791
Consumer	1,241	1,486	1,372	1,424	1,757
Mortgage	99	201	48	79	119
Total recoveries	4,900	4,849	3,107	4,438	3,165
Net charge-offs	4,179	4,167	3,067	6,706	6,915
Provision for loan losses(1)	4,275	8,231	4,351	531	5,440
(Decrease) increase in FDIC Indemnification Asset	(155)	(697)	(270)	(2,059)	1,177
Balance at end of year	$29,772	$29,831	$26,464	$25,450	$33,684

Allowance for loan losses as a percentage of loans	0.83%	0.90%	0.91%	1.13%	1.78%
Adjusted allowance to adjusted loans (non-GAAP)(2)	1.16%	1.38%	1.40%	1.89%	2.90%
Ratio of net charge-offs to average loans outstanding, net	0.12%	0.13%	0.12%	0.33%	0.38%
(1) Net of benefit attributable to FDIC indemnification asset.
(2) Non-GAAP Financial Measure. See "Reconciliation of non-GAAP Financial Measures" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report for a reconciliation of this non-GAAP measure to the most directly comparable GAAP measure.

In 2017, net charge-offs totaled $4.2 million, a slight increase of $12,000, or 0.3%, as compared to 2016. Net charge-offs decreased in the commercial, SBA and mortgage portfolios, due to higher recoveries in the commercial portfolio and fewer charge-offs in the mortgage and SBA portfolios. These decreases were offset by increases in charge-offs in the indirect and construction loan portfolios.
Included in the net charge-offs for 2016 above, the Company noted an increase in recoveries of $395,000 from the acquired loans in 2016 as compared to 2015.

Noninterest Income
The categories of our noninterest income, and the dollar and percentage change between the years ended December 31, 2017 and 2016, are as follows:

	For the Year Ended December 31,
($ in thousands)	2017	2016	$ Change	% Change
Service charges on deposit accounts	$6,019	$5,941	$78	1.3%
Other fees and charges	8,402	7,664	738	9.6
Mortgage banking activities	98,797	101,577	(2,780)	(2.7)
Indirect lending activities	12,533	14,900	(2,367)	(15.9)
SBA lending activities	4,540	5,659	(1,119)	(19.8)
Bank owned life insurance	1,670	2,374	(704)	(29.7)
Securities gains (losses)	—	578	(578)	100.0
Other	2,991	2,632	359	13.6
Total noninterest income	$134,952	$141,325	$(6,373)	(4.5)
Noninterest income for 2017 was $135.0 million compared to $141.3 million in 2016, a $6.4 million, or 4.5% decrease. This decrease was primarily a result of decreases in mortgage banking, indirect lending, and SBA lending activities as noted below.
Noninterest income from mortgage banking decreased by $2.8 million, or 2.7%, to $98.8 million in 2017, compared to $101.6 million in 2016. The year over year decrease was primarily due to decreased mortgage loan production in 2017 compared to 2016 as mortgage lending volume in 2017 was affected by increasing interest rates. Mortgage loan production for the year decreased from $3.0 billion in 2016 to $2.8 billion in 2017, a $194.8 million, or 6.6%, year over year change. Decreased production led to a decrease in the volume of residential mortgage loans sold from $2.8 billion in 2016 to $2.6 billion in 2017, a $226.6 million, or 8.0%, year over year change. Lower production and sales decreased gain on sales of mortgage loans, which decreased by $6.1 million or 7.4%, year over year, from $82.5 million in 2016 to $76.4 million in 2017. Decreased gains on mortgage loan sales were partially offset by an increase in mortgage servicing revenue $3.1 million, or 16.1%, to $22.2 million in 2017, compared to $19.1 million in 2016 as the portfolio of loans serviced for others grew by $14.5 million, or 16.9%, in 2017. Net MSR impairment was $666,000 in 2017 compared to a net MSR recovery of $371,000 in 2016 primarily due to a large recovery in the last half of 2016.
Noninterest income from indirect lending activities decreased by $2.4 million, or 15.9%, as indirect loan production decreased by $208.4 million, or 15.1%, in 2017 as compared to 2016, and indirect sales decreased by $79.3 million, or 15.5% leading to decreased gains on loan sales in 2017 as compared to 2016. Indirect servicing income remained consistent with 2016 at $9.2 million. The decrease in gains occurred due to the industry-wide weakening of the indirect auto loan sales market.
Noninterest income from SBA lending activities decreased by $1.1 million or 19.8% in 2017, to $12.5 million, compared to 2016 due to lower sales of SBA loans in 2017, which resulted in lower gain on sales and lower capitalization of servicing rights. SBA servicing income remained consistent with 2016 at $2.5 million.
The increase in revenue from other fees and charges of $738,000, or 9.6%, stems from an increase in customer accounts, particularly due to the successful marketing campaign in Florida and increasing revenue from debit card and ATM fees in 2017, as compared to 2016.
Other noninterest income increased by $359,000, or 13.6%, due primarily to increases in trust and investment management income and other miscellaneous income, partially offset by a decrease in the gain on sale of ORE.  Trust and investment management income increased $660,000 or 105.1% as Fidelity expanded its Wealth management services with the addition of client advisors in 2017. The increase in other miscellaneous income of $404,000 from 2016 was caused by an increase of $1.0 million resulting from a non-recurring gain related to the change in insurance providers during 2017 and a $276,000 reduction in amortization on the FDIC indemnification asset due to expiring loss share agreements in 2017. These increases were partially offset by a $984,000 reduction in insurance commissions on policies sold on indirect auto loans reflecting decreased premium and increased losses which reduced contingent commissions and a $706,000 decrease in ORE gains.

Noninterest Expense
The categories of noninterest expense, and the dollar and percentage change between the years ended December 31, 2017 and 2016 are as follows:

	For the Year Ended December 31,
($ in thousands)	2017	2016	$ Change	% Change
Salaries and employee benefits	$103,366	$96,684	$6,682	6.9%
Commissions	34,573	33,907	666	2.0
Occupancy	18,164	17,890	274	1.5
Professional and other services	18,343	15,224	3,119	20.5
Other	36,424	37,315	(891)	(2.4)
Total noninterest expense	$210,870	$201,020	$9,850	4.9
Noninterest expense increased by $9.9 million, or 4.9%, in 2017 to $210.9 million compared to 2016, primarily due to increases in salaries and employee benefits and to increases in professional and other services.
Salaries and benefits expense increased by $6.7 million, or 6.9%, in 2017, compared to 2016. The increase was primarily due to the higher salaries and employee benefits associated with the net addition of 110 full-time equivalent employees during 2017, primarily due to organic growth in the mortgage and Wealth Management divisions, and expense related to our operational excellence initiative launched earlier in the year. Commissions increased by $666,000 despite the slight decrease in mortgage loan production, primarily due to the increase in mortgage originators and the impact of guaranteed commissions paid to new mortgage originators in expansion markets.
Professional and other services also increased by $3.1 million, or 20.5%, primarily due to increased expenses paid to vendors for infrastructure improvement projects and costs associated with new and existing regulations. Fidelity remains committed to implementing changes to operations and technology that will enable the Bank to be more efficient and effective in its growth strategies.
Other operating expenses were $36.4 million for the year ended December 31, 2017, a $891,000, or 2.4%, decrease compared to $37.3 million for the year ended December 31, 2016. The increase is a result of decreases in OREO expenses and writedowns due to fewer OREO properties in 2017 compared to 2016. Consistent with many of its peers, the Company plans to pursue early termination of its FDIC loss sharing agreements. The Company believes early termination will result in enhanced efficiency and cost savings in the future.
Income Tax Expense
The provision for income taxes expense for 2017 and 2016, was $15.3 million and $22.1 million, respectively, with effective tax rates of 27.7% and 36.4%, respectively. As a result of the Tax Cuts and Jobs Act that was enacted into law on December 22, 2017, Fidelity remeasured its net deferred tax liability position to reflect the reduction in the federal corporate income tax rate from 35% to 21%. This revaluation resulted in a one-time income tax benefit of approximately $4.9 million in 2017.
Excluding the effects of the one-time tax benefit recorded to revalue the net deferred tax liability and the benefit of discrete items recorded during the quarter for employee stock option exercises, the effective tax rate was 38.2% in 2017 compared to 36.4% in 2016. The increase in the effective tax rate in 2017 is primarily driven by an increase in permanent unfavorable book/tax differences as a percentage of pretax book income, mainly related to vesting of restricted stock grants.
The one-time tax benefit recorded during the year to remeasure the net deferred tax liability represents a reasonable estimate determined by management. Any adjustments to provisional amounts determined during the measurement period will be reported as an adjustment to income tax expense or benefit in future periods. In addition, the remeasurement of the net deferred tax liability as a result of the rate change does not have any cash flow effect and the change in the tax rate does not impact the time frame when the net deferred tax liability is expected to be settled.
Results of Operations - 2016 Compared to 2015
Net Income
Our net income for the year ended December 31, 2016 was $38.8 million and basic and fully diluted earnings per share was $1.52 and $1.50, respectively. Net income for the year ended December 31, 2015 was $39.1 million and we reported basic and fully diluted earnings per share of $1.77 and $1.64, respectively. The $369,000 decrease in net income in 2016 compared to 2015 was due primarily to an increase in interest income of $32.6 million and an increase in noninterest income of $13.4 million, offset by an increase in noninterest expense of $38.1 million, an increase in provision for loan losses expense of $3.9 million and an increase in interest expense of $4.6 million. Details of the changes in the various components of net income are discussed further below.

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
Noninterest Income
The categories of noninterest income, and the dollar and percentage change between the years ended December 31, 2016 and 2015, are as follows:

	For the Year Ended December 31,
($ in thousands)	2016	2015	$ Change	% Change
Service charges on deposit accounts	$5,941	$4,955	$986	19.9%
Other fees and charges	7,664	5,304	2,360	44.5
Mortgage banking activities	101,577	85,540	16,037	18.7
Indirect lending activities	14,900	18,821	(3,921)	(20.8)
SBA lending activities	5,659	5,265	394	7.5
Bank owned life insurance	2,374	2,440	(66)	(2.7)
Securities gains (losses)	578	(329)	907	275.7%
Other	2,632	5,892	(3,260)	(55.3)
Total noninterest income	$141,325	$127,888	$13,437	10.5
Noninterest income for 2016 was $141.3 million compared to $127.9 million in 2015, a $13.4 million, or 10.5% increase. This increase was primarily due to an increase in noninterest income from mortgage banking activities of $16.0 million, or 18.7%, and an increase of $2.3 million, or 44.5%, in other fees and charges, partially offset by a decrease in noninterest income from indirect lending activities of $3.9 million, or 20.8%, and a decrease in other noninterest income of $3.3 million, or 55.3%, as further described below.
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
The increase in revenue from other fees and charges of $2.4 million, or 44.5%, stems from an increase in customer accounts from a combination of organic growth and acquisition over the past year, increasing revenue from debit card and ATM fees in 2016, as compared to 2015.
Indirect lending revenues decreased by $3.9 million, or 20.8%, as indirect loan sales decreased by $140.9 million, or 21.6%, in 2016 as compared to 2015, leading to decreased gains on loan sales in 2016, as compared to 2015. The decrease in gains occurred due to a reduction in demand from investors.
Other noninterest income decreased by $3.3 million, or 55.3%, primarily due to lower gains on sales of ORE in 2016 of $1.7 million, or a decrease of 55.7%, as compared to 2015. In addition, income from insurance commissions on policies sold on indirect auto loans decreased by $662,000, or 26.7%, and miscellaneous income decreased by $496,000, or 76.5% in 2016, as compared to 2015, due to timing of expense reimbursements on government-guaranteed loans.
Noninterest Expense
The categories of noninterest expense, and the dollar and percentage change between the years ended December 31, 2016 and 2015 are as follows:

	For the Year Ended December 31,
($ in thousands)	2016	2015	$ Change	% Change
Salaries and employee benefits	$96,684	$76,871	$19,813	25.8%
Commissions	33,907	27,342	6,565	24.0
Occupancy	17,890	15,877	2,013	12.7
Professional and other services	15,224	12,119	3,105	25.6
Other	37,315	30,737	6,578	21.4
Total noninterest expense	$201,020	$162,946	$38,074	23.4
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
Occupancy expenses increased by $2.0 million or 12.7% to $17.9 million in 2016, primarily due to increases in depreciation, maintenance, property taxes and utilities due to the increase in number of branches and mortgage loan production offices in 2016.
Professional and other services expenses increased by $3.1 million in 2016 to $15.2 million as compared to $12.1 million in 2015, primarily due to increases in legal, accounting fees and third party contractors over the year. The increase in the number of locations added organically and through acquisition is the primary reason for these increases.
Other operating expenses were $37.3 million for the year ended December 31, 2016, a $6.7 million, or 21.4%, increase compared to $30.7 million for the year ended December 31, 2015 as a result of increases associated with acquisitions and new locations. These increases included a $1.5 million increase in credit reports and investigations expenses, and a $1.0 million increase in regulatory fee assessment expense due to larger asset balances.
Income Tax Expense
The provision for income taxes expense for 2016 and 2015 was $22.1 million and $22.3 million, respectively, with effective tax rates of 36.3% and 36.3%, respectively.
Financial Condition
Total assets grew to $4.6 billion at December 31, 2017, an increase of $187.2 million, or 4.3%, compared to December 31, 2016, primarily due to steady loan production over the year.
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
The Asset Liability Management Committee (“ALCO”), which is comprised of various senior executives, meets regularly to review our interest rate sensitivity positions and balance sheet mix; monitor our capital position and ratios; review our product offerings and pricing, including rates, fees and charges; monitor our funding needs and sources; and review cash flows to assess our current and projected liquidity. Throughout 2017, we have focused on executing our business strategy to re-balance our loan portfolio with higher-yielding commercial credits and de-emphasize indirect auto lending which is dependent on our growth.
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

Interest Rate Sensitivity
The primary tool management uses to estimate and manage the sensitivity of net interest income to changes in interest rates is an asset/liability simulation model. Resulting estimates are based on a number of assumptions for each scenario, including the level of balance sheet growth, loan and deposit repricing characteristics, and the rate of prepayment. Additionally, the fair value of our MSRs is highly sensitive to changes in interest rates and changes in market implied interest rate volatility. ALCO periodically reviews the assumptions for accuracy based on historical data and future expectations; however, actual net interest income may differ from model results.
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
The following table summarizes the results of a 12-month forecasting period of an immediate and sustained increase or decrease of 100 and 200 basis points in market interest rates as of December 31, 2017, and 2016:

Basis Point Change in Interest Rates	% Change in Projected Net Interest Income
	2017	2016
+200	7.70%	0.66%
+100	3.60	-0.86
-100	-3.30	-1.81
-200	-5.50	-2.01
Year over year balance sheet changes and assumption updates have slightly increased net interest income sensitivity to changes in interest rates. The rate shock analysis at December 31, 2017 indicated that all of the scenarios would fall within policy parameters and approved tolerances for net interest income and EVE at risk. If large downward shocks were to occur from today's low rates, increased MSR modeled impairment may breach net income benchmarks.
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
We mitigate liquidity risk by funding our asset growth with low-cost core deposits. In addition to monitoring our interest rate sensitivity, ALCO also manages our liquidity risk. ALCO meets regularly to review the current and projected net liquidity positions and to review actions taken by management to achieve this liquidity objective. The Board of Directors also reviews performance against internal liquidity benchmarks on at least a quarterly basis.
Managing the levels of total liquidity, short-term liquidity, and short-term liquidity sources continues to be an important and complex exercise because of the coordination of the projected mortgage, SBA and indirect automobile loan production and sales, loans held-for-sale balances, and individual loans and pools of loans sold anticipated to fluctuate during the year. We also have fluctuating obligations related to our portfolio of loans serviced for others such as advances we are obligated to make to investors to fund scheduled principal, interest, tax and insurance payments that mortgage loan borrowers have failed to make, to cover foreclosure costs and various other items that are required to preserve the assets being serviced. These servicer advance obligations require capital and liquidity to fund these advances until we are contractually authorized to be reimbursed from the loan investors. While the desired level of liquidity will vary depending on a number of factors, one of the primary goals of ALCO is to maintain a sufficient level of liquidity in both normal operating conditions and in periods of internal or industry stress.
Management measures our liquidity position by giving consideration to both on-balance sheet and off-balance sheet sources of and demands for funds on a daily and weekly basis. Sources of the Bank's liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities; investment securities eligible for sale or pledging to secure borrowings from customers pursuant to securities sold under agreements to repurchase; loan repayments; loan sales; etc.
Our liabilities also provide liquidity on a day-to-day basis. Daily liquidity needs are met from deposits and certain interest-sensitive deposits, brokered deposits, available unsecured overnight federal funds lines from correspondent banks, securities sold under agreements to repurchase and other short-term borrowings such as a collateralized line of credit at the Federal Reserve Bank of Atlanta (“FRB”) Discount Window and a collateralized line of credit from the Federal Home Loan Bank of Atlanta (“FHLB”).
We engage in routine activities to retain customer deposits intended to enhance our liquidity position. These routine activities include various measures, such as the following:

•	Emphasizing relationship banking to new and existing customers, where borrowers are encouraged and normally expected to maintain deposit accounts with us;

•	Offer rate specials on Certificates of Deposit ("CD's") and other deposit promotional offerings to attract new deposit relationships and fund balance sheet growth;

•	Pricing deposits, including CD's, at rate levels that will sustain balances at levels that will enhance our asset liability management and net interest margin requirements; and

•	Continually working to identify and introduce new products that will attract customers or enhance our appeal as a primary provider of financial services.
Management seeks to maintain a stable net liquidity position while optimizing operating results, as reflected in net interest income, the net yield spread on interest-earning assets and the cost of interest-bearing liabilities in particular. We deploy our funds in a manner to provide liquidity from both assets and liabilities sufficient to meet our cash needs.
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
As of December 31, 2017 and 2016, our cash and liquid securities totaled 7.2% and 7.1% of assets, respectively, providing ample liquidity to support our existing operations. In addition to cash and liquid securities, as of December 31, 2017, we had the following sources of available unused liquidity:

(in thousands)	December 31, 2017
FRB discount window	$236,541
FHLB advances	490,718
Brokered CD's	63,533
Unpledged securities	58,179
Unsecured federal funds lines	205,000
Total sources of available unused liquidity	$1,053,971
FHLB borrowing capacity is based on the lower of 25% of assets or pledged loans' lendable collateral value less outstanding advance balances. As of December 31, 2017, there was $490.7 million FHLB capacity with $125.0 million in FHLB advances outstanding, additionally, there was $63.5 million brokered CD's outstanding with remaining capacity of $502.8 million. We hold investments in FHLB stock for the purposes of maintaining credit lines with the FHLB.
Our loans held for sale are considered highly liquid. The majority of these loans are conforming residential mortgage loans sold to GNMA, FNMA and FHLMC. Other categories of loans held for sale include the government-guaranteed portion of SBA loans and the balance of indirect automobile loans purchased from motor vehicle dealers. The portfolio of indirect auto loans held for sale fluctuates based on the demand for loan sales from investors, mainly other financial institutions which has declined in recent years.
We believe that our liquidity position continues to be adequate and readily available to meet our foreseeable liquidity requirements and contractual obligations. Our contingency funding plan describes several potential stages based on liquidity levels. Our Board of Directors reviews liquidity benchmarks quarterly. Also, we review on at least an annual basis our liquidity position and our contingency funding plans with our principal banking regulator. We also maintain various wholesale sources of funding and expect our interest cost to vary based on the range of interest rates charged.

In addition, due to FSC being a separate entity and apart from the Bank, it must provide for its own liquidity. FSC is responsible for the payment of dividends declared for its common and preferred shareholders, and interest and principal on any outstanding debt or trust preferred securities. Substantially all of FSC's cashflow obtained from capital raises and dividends from its wholly-owned subsidiaries, LionMark Insurance Company and the Bank, which are limited by applicable law. In addition, the Bank pays interest to FSC on the Bank’s subordinated debt. Under the regulations of the GDBF, bank dividends may not exceed 50% of the prior year’s net earnings without approval from the GDBF. If dividends received from the Bank were reduced or eliminated, our liquidity could be adversely affected.
As of December 31, 2017 and 2016, FSC had available cash balances of approximately $9.1 million and $6.7 million, respectively. This cash is available for general corporate purposes, including debt service on subordinated debt outstanding of $46.4 million at December 31, 2017 and 2016, providing capital support to the Bank and potential future acquisitions.
In addition, FSC filed a shelf registration statement with the SEC on May 5, 2017 for up to $100 million of common stock, preferred stock, warrants, or debt securities, to be issued from time to time for general corporate purposes which may include funding bank and non-bank subsidiaries, financing business expansion, or refinancing or extending the maturity of debt obligations and investments at the holding company level. The amount was available to be issued as of June 15, 2017, which was the date that the SEC issued a Notice of Effectiveness. As of December 31, 2017, we have not issued any securities under the shelf registration statement.

Contractual Obligations and Other Commitments
The following schedule provides a summary of our financial commitments to make future payments, primarily to fund loan and other credit obligations, long-term debt, and rental commitments under operating leases of various facilities housing our business development, executive administration and operational support functions as of December 31, 2017. Loan commitments, lines of credit, and letters of credit are presented at contractual amounts; however, since many of these commitments are “revolving” commitments as discussed below and many are expected to expire unused or partially used, the total amount of these commitments does not necessarily reflect future cash requirements. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Commitment Maturity or Payment Due by Period
(in thousands)	1 Year or Less	More Than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More	Total
Commercial real estate, construction and land development loans	$129,644	$11,484	$—	$—	$141,128
Commercial loans	87,398	28,975	21,742	2,720	140,835
SBA loans	32,480	—	—	—	32,480
Home equity loans	5,559	6,630	8,911	98,561	119,661
Residential mortgage loans	65,503	—	—	—	65,503
Lines of credit	4,800	1,719	127	1,609	8,255
Standby letters of credit and bankers acceptances	2,527	51	—	—	2,578
Total loan commitments(1)	327,911	48,859	30,780	102,890	510,440
Short-term borrowings(2)	150,580	—	—	—	150,580
Subordinated debt(3)	—	—	—	121,393	121,393
Rental commitments(4)	5,539	8,652	4,651	1,056	19,898
Purchase obligations(5)	6,976	6,183	8,856	14,385	36,400
Time deposits	656,361	173,901	30,016	335	860,613
Brokered time deposits	61,490	1,043	1,000	—	63,533
Total commitments and long-term borrowings	$1,208,857	$238,638	$75,303	$240,059	$1,762,857

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
Loans
Total loans, which include loans held for investment and loans held-for-sale, increased by $238.6 million, or 6.4%, at December 31, 2017 over December 31, 2016, as a result of organic growth. The loan portfolio is the largest component of our earning assets. The volume of loans is a key driver of our net interest margin as loans typically product higher yields than investment securities and other earning assets. Our strategy is to grow loans in all categories by originating loans that we believe to be of high quality that comply with our conservative credit policies with terms that produce revenues that meet our financial objectives.
The following table summarizes the carrying amount of total loans by loan type:

	December 31,
(in thousands)	2017	2016	2015	2014	2013
Loans held for investment:
Commercial	$811,199	$784,737	$703,291	$524,145	$530,978
SBA	141,208	149,779	135,993	134,766	134,824
Construction	248,317	238,910	177,033	123,994	101,698
Indirect automobile	1,716,156	1,575,865	1,449,481	1,219,232	975,223
Installment loans and personal lines of credit	25,995	33,225	24,518	19,532	20,753
Residential mortgage	489,721	386,582	302,378	158,348	60,928
Home equity lines of credit	148,370	133,166	104,254	73,289	68,633
Loans	3,580,966	3,302,264	2,896,948	2,253,306	1,893,037
Allowance for loan losses	(29,772)	(29,831)	(26,464)	(25,450)	(33,684)
Loans, net of allowance for loan losses	$3,551,194	$3,272,433	$2,870,484	$2,227,856	$1,859,353

Total loans:
Loans held for investment	$3,580,966	$3,302,264	$2,896,948	$2,253,306	$1,893,037
Loans held-for-sale:
Residential mortgage	269,140	233,525	181,424	127,850	253,108
SBA	13,615	14,309	12,511	9,516	20,986
Indirect automobile	75,000	150,000	175,000	50,000	30,000
Total loans held-for-sale	357,755	397,834	368,935	187,366	304,094
Total loans	$3,938,721	$3,700,098	$3,265,883	$2,440,672	$2,197,131
Loans held for investment at December 31, 2017 grew to $3.6 billion, an increase of $278.7 million, or 8.4%, over December 31, 2016, primarily due to increased loan production, particularly in indirect, residential mortgage, commercial, and construction loans. In addition, we have exercised our buy-back option on delinquent mortgage loans serviced for GNMA since 2014, adding $14.5 million and $7.5 million in residential mortgage loans held for investment to the portfolio during 2017 and 2016, respectively. We chose to exercise our buy-back option to avoid continuing to advance principal and interest on delinquent mortgage loans previously sold to the investor pool which allows us to work the loans through to resolution using our internal resources.
Indirect automobile loans increased by $140.3 million, or 8.9%, over December 31, 2016 as lower sales volume was noted in 2017 as compared to 2016 due to a decrease in investor demand for indirect auto loans. Residential mortgage loans increased by $103.1 million, or 26.7%, over December 31, 2016 as solid production in the residential mortgage portfolio continued. Commercial loans increased by $26.5 million, or 3.4%, over December 31, 2016 and construction loans increased by $9.4 million, or 3.9%, compared to December 31, 2016, as we have added new lenders in our strategy to re-balance the portfolio with higher-yielding commercial credits and de-emphasizing indirect auto lending.
Loans held-for-sale at December 31, 2017 decreased by $40.1 million, or 10.1%, over December 31, 2016. The indirect auto portfolio held-for-sale balance decreased by $75.0 million, or 50.0%, as a result of expectation of lower loan sales in the first quarter of 2018 compared to the same period in 2017. In addition, growth in residential mortgage loans held-for-sale of $35.6 million, or 15.3% is the result of slower sales in 2017 compared to 2016.

The following table summarizes the carrying value of loans held for investment by remaining scheduled contractual maturity as of December 31, 2017. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due within one year or less:

	December 31, 2017
(in thousands)	One Year or Less	After One Year Through Five Years	Over Five Years	Total
Commercial	$195,002	$459,405	$156,792	$811,199
SBA	5,426	3,041	132,741	141,208
Construction	231,073	17,151	93	248,317
Indirect automobile	9,852	842,698	863,606	1,716,156
Installment loans and personal lines of credit	11,220	14,139	636	25,995
Residential mortgage	39,002	16,122	434,597	489,721
Home equity lines of credit	8,475	18,573	121,322	148,370
Total loans	$500,050	$1,371,129	$1,709,787	$3,580,966
The following table summarizes the carrying value of loans held for investment at December 31, 2017 with maturity dates after one year and their general repricing characteristics:

(in thousands)	December 31, 2017
Fixed interest rates	$2,681,133
Floating or adjustable interest rates	399,783
Total	$3,080,916
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
We maintain a diversified loan portfolio intended to spread risk and reduce exposure to economic downturns, which may occur in different segments of the economy or in particular industries. Industry and loan type diversification is reviewed at least quarterly. Management has taken numerous steps to reduce credit risk in the loan portfolio and to strengthen the credit risk management team and processes. In addition, credit policies are continually reviewed and revised as necessary. Experienced managers are in place, strengthening lending areas and Credit Administration.
The provision for loan losses was $4.3 million in 2017 and $8.2 million in 2016, the decrease reflecting improving asset quality over the year. Net charge-offs were flat from the previous year at $4.2 million in 2017.
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
Nonperforming Assets
Nonperforming assets consist of nonaccrual loans (including repurchased government guaranteed loans), loans past due 90 days or more and still accruing, repossessions, and other real estate ("ORE"). Nonaccrual loans are loans on which the interest accruals have been discontinued when it appears that future collection of principal or interest according to the contractual terms may be doubtful. Troubled debt restructured loans are those loans whose terms have been modified, because of economic or legal reasons related to the debtors’ financial difficulties and provide a concession to the borrower such as, a reduction in principal, change in terms, or modification of interest rates to below market levels. Repossessions include vehicles and other personal property that have been repossessed as a result of payment defaults. ORE is recorded at the lower of cost or market less the estimated cost to sell which is subject to future declines in real estate values. Purchased credit impaired loans are considered to be performing due to the application of the accretion method and are excluded from the table.

	December 31,
($ in thousands)	2017	2016	2015	2014	2013
Nonaccrual loans	$47,012	$35,358	$27,128	$34,856	$40,531
Loans past due 90 days or more and still accruing(1)	6,313	6,189	3,497	3,690	—
Repossessions	2,392	2,274	1,560	1,183	1,219
Other real estate ("ORE")	7,621	14,814	18,677	22,564	30,982
Total nonperforming assets	$63,338	$58,635	$50,862	$62,293	$72,732

Ratio of loans past due 90 days or more and still accruing to total loans	0.18%	0.19%	0.12%	0.16%	—%
Ratio of nonperforming assets to total loans, repossessions and ORE	1.76%	1.77%	1.74%	2.74%	3.78%
Ratio of adjusted nonperforming assets to adjusted loans, repossessions and ORE (non-GAAP)(2)	1.06%	1.33%	1.50%	2.54%	2.92%

(1) Interest income recognized year to date on these loans was approximately $3.0 million in 2017 and $1.9 million in 2016.
(2) Excludes GNMA and SBA guaranteed loans and acquired loans. See non-GAAP reconciliation table for a reconciliation to the comparable GAAP measure.
The increase in nonperforming assets of $4.7 million from December 31, 2016, to December 31, 2017, primarily resulted from an increase in nonaccrual loans, partially offset by a decrease in ORE which ended 2017 at a record low level at just 25% of the balance at December 31, 2013 and just over 50% of the balance a year ago. Nonaccrual loans increased by $11.6 million from 2016 to 2017 primarily due to an increase in nonaccrual residential mortgage loans of $12.3 million. This increase was primarily due to repurchases of government guaranteed loans discussed below.
The Bank had $20.7 million in troubled debt restructured loans at December 31, 2017, of which $14.8 million were accruing loans and $3.4 million are on nonaccrual status and are included in nonperforming assets in the table above. During 2017 approximately $1.0 million in interest income was recognized on these loans.
There were $2.3 million and $15.9 million in loans covered under Loss Share Agreements with the FDIC at December 31, 2017 and 2016, respectively. Of these loans, in 2017, $113,000 were past due 90 days or more and $2.3 million were in accrual status due to being in PCI pools. In 2016, $2.0 million of the $15.9 million covered loans were greater than 90 days past due and $15.5 million were in accrual status due to being in PCI pools.
Loans accruing delinquent 30-89 days increased by $15.0 million at December 31, 2017, to $22.1 million compared to $7.1 million at December 31, 2017. This was primarily due to an increase of $11.9 million in the fourth quarter of 2017 as this quarter reflects implementation of the past due and special programs for customers who were impacted by property damage caused by hurricanes in August and September of 2017. Management does not believe that this trend is indicative of a continued future increase in loans 30-89 days past due or migration into nonaccrual status as borrowers receive proceeds from insurance claims and bring these loans current.
Included in nonaccrual loans are $19.5 million and $7.8 million in government-guaranteed residential mortgage loans at December 31, 2017 and 2016, respectively. These loans are collateralized by first mortgages on the underlying real estate collateral and are individually reviewed for a specific allowance. The Company's loss exposure on the repurchased government-guaranteed loans is mitigated by the government guarantee in whole or in part.
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
When a loan is classified as nonaccrual, to the extent collection is in question, previously accrued interest is reversed and interest income is reduced by the interest accrued in the current year, in which case interest advanced to the investor pool prior to the buyback of government guaranteed loans discussed above is not reversed but is capitalized for future reimbursement as part of the government guarantee. For 2017, the gross amount of interest income that would have been recorded on nonaccrual loans, if all such loans had been accruing interest at the original contract rate, was approximately $2.2 million compared to $1.6 million and $1.3 million during 2016 and 2015, respectively. For additional information on nonaccrual loans see “Critical Accounting Policies—Allowance for Loan Losses.”

Allowance for Loan Losses
As discussed in “Critical Accounting Policies—Allowance for Loan Losses,” the allowance for loan losses is established and maintained through provisions charged to operations. Such provisions are estimated based on management’s evaluation of the loan portfolio on at least a quarterly basis which are determined based on current economic conditions, loan portfolio concentrations, past loan loss experience, adequacy of underlying collateral, and such other factors which, in management’s judgment, deserve consideration in estimating loan losses. Loans are charged off in whole or in part when, in the opinion of management, such loans are deemed to be uncollectable. Subsequently, recoveries are added to the allowance.
Management divides the portfolio into the following loan categories: commercial, SBA, construction, indirect auto, consumer installment, and residential mortgage. For each loan category, historical loan loss experience, adjusted for changes in the risk characteristics of each loan category, current trends, and other factors, is used to determine the level of allowance required. Additional amounts are provided based on the probable losses of individual impaired loans and the effect of economic conditions and other qualitative factors on both individual loans and loan categories. Since the provision is based on estimates and subjective judgment, it is not necessarily indicative of the specific amounts of losses that may ultimately occur.
Performing loans are treated as homogeneous pools and the allowance for loan losses for these loans is based on historical net charge-off rates adjusted for current trends in qualitative factors. Nonperforming and substandard loans, typically commercial and construction loans with outstanding balances exceeding $50,000, as well as certain other performing loans with greater than normal credit risk characteristics, are not treated as homogeneous pools and are instead individually reviewed for a specific allowance. The specific allowance for these individually reviewed loans is based on a specific loan impairment analysis based on the latest appraised value using independent appraisers, trends of similar property values within our market areas and our own observations and experience with similar properties. The unallocated portion of the allowance reflects a margin for the imprecision inherent in estimates of the range of the probable credit losses.
At December 31, 2017, the allowance for loan losses was $29.8 million, or 0.83% of loans, compared to $29.8 million, or 0.90% of loans, at December 31, 2016. The allowance (excluding acquired and indirect allowance) to adjusted loans (excluding acquired and indirect loans), a non-GAAP measure, was 1.16% at December 31, 2017 compared to 1.38% at December 31, 2016. Management uses this measure to provide better visibility into the allowance as part of its strategic initiative to de-emphasize indirect loans and grow loans in categories other than indirect, mainly commercial, construction and SBA. Net charge-offs as a percentage of average loans outstanding during each respective period were 0.12% in 2017, a slight decrease as compared to 0.13% for 2016, mainly due to higher loan recoveries in 2017.
The table below presents the allocated loan loss allowance by loan type as of December 31, 2017, and 2016:

	December 31,		Increase/ (Decrease)
(in thousands)	2017	2016
Commercial	$7,846	$9,331	$(1,485)
SBA	1,968	1,978	(10)
Construction	2,396	2,176	220
Consumer	10,758	9,812	946
Mortgage	5,928	5,755	173
Unallocated	876	779	97
Total allocated loan loss allowance by loan type	$29,772	$29,831	$(59)
The allocated allowance at December 31, 2017 was relatively flat in comparison to the balance at December 31, 2016 as provisions for loan losses needed to support portfolio growth were offset by lower required reserves due to relatively low net charge-offs, particularly in the commercial portfolio. The allowance allocated to commercial loans decreased during 2017 as extensive loan collection efforts concluded in the unusually large recovery of a business loan during 2017 that was originally charged off in 2015.

Allocation of the Allowance for Loan Losses

	December 31, 2017		December 31, 2016		December 31, 2015
($ in thousands)	Allowance	%(1)	Allowance	%(1)	Allowance	%(1)
Commercial	$7,846	22.7%	$9,331	23.8%	$8,582	24.3%
SBA	1,968	3.9	1,978	4.5	2,433	4.7
Construction	2,396	6.9	2,176	7.2	1,711	6.1
Consumer	10,758	48.7	9,812	48.3	8,668	50.5
Mortgage	5,928	17.8	5,755	16.2	4,294	14.4
Unallocated	876	—	779	—	776	—
Total	$29,772	100.0%	$29,831	100.0%	$26,464	100.0%

	December 31, 2014		December 31, 2013
($ in thousands)	Allowance	%(1)	Allowance	%(1)
Commercial	$10,152	23.3%	$15,749	28.0%
SBA	3,015	6.0	2,887	7.1
Construction	1,486	5.5	3,492	5.4
Consumer	6,591	54.6	6,538	52.4
Mortgage	3,475	10.6	4,121	7.1
Unallocated	731	—	897	—
Total	$25,450	100.0%	$33,684	100.0%
(1) Percentage of the carrying value of the respective loan type to total loans.
Investment Securities
Management's primary objective in managing the investment securities portfolio includes maintaining a portfolio of high quality investments with competitive returns through the employment of excess funds not needed for loan demand or to offset fluctuations in deposits, while providing for pledging and liquidity needs within overall asset and liability management parameters. Our investment activities are governed internally by our Board-approved investment policy and carried out by our Treasury department. Investment strategies are reviewed by the ALCO based on the interest rate environment, balance sheet mix, actual and anticipated loan production and sales, projected funding needs and overall sensitivity to interest rate risk.
We are required under federal regulations to maintain adequate liquidity to ensure safe and sound operations. As such, management regularly evaluates the investment portfolio for cash flows, the level of loan production, current interest rate risk strategies and the potential future direction of market interest rate changes. Over the longer term, the size and composition of the investment securities portfolio will reflect balance sheet trends, our overall liquidity objectives, and interest rate risk management objectives. Accordingly, the size and composition of the investment securities portfolio could change over time. Individual investment securities differ in terms of default, interest rate, liquidity and expected rate of return risk. We maintain a relatively high percentage of the investment securities portfolio as available-for-sale to meet possible liquidity needs including pledging as collateral for public deposits and borrowings. The held-to-maturity investment securities are primarily utilized for pledging as collateral for public deposits. Investment security cash-flow reinvestment and additional investment may occur as interest rates increase in the foreseeable future.

Our investment securities consisted primarily of residential and commercial mortgage-backed securities issued by U.S. Government-sponsored entities ("GSE's") which expose us to a low level of credit and liquidity risk. The following table summarizes the amortized cost and fair value of debt securities at the time periods indicated:

	December 31,
	2017		2016		2015
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available-for-sale:
Obligations of GSE's	$22,182	$22,225	$22,218	$22,405	$41,252	$41,843
Municipal securities	9,318	9,635	11,706	11,981	14,513	14,951
SBA pool securities	13,031	12,910	14,142	13,912	14,803	14,640
Residential mortgage-backed securities	50,251	50,978	64,141	65,630	83,128	85,131
Commercial mortgage-backed securities	24,721	24,373	30,987	30,382	16,210	15,832
Total available-for-sale	$119,503	120,121	$143,194	$144,310	$169,906	$172,397

Investment securities held-to-maturity:
Municipal securities	$8,588	$8,641	$1,588	$1,536	$1,589	$1,579
Residential mortgage-backed securities	9,100	9,043	10,899	10,902	8,621	8,831
Commercial mortgage-backed securities	4,001	4,001	4,096	4,096	4,188	4,188
Total held-to-maturity	$21,689	$21,685	$16,583	$16,534	$14,398	$14,598
Investment securities available-for-sale at December 31, 2017 decreased by $24.2 million, or 16.8%, from December 31, 2016, primarily as a result of securities being called during the year. Investment securities available for sale at December 31, 2016 decreased by $28.1 million, or 16.3%, over December 31, 2015, also a result of securities being called during the year.
Investment securities held-to-maturity at December 31, 2017 increased by $5.1 million, or 30.8%, over December 31, 2016, primarily due to additional investment in municipal securities of $7.0 million; partially offset by a decrease in residential mortgage-backed securities of $1.8 million. Investment securities held-to-maturity at December 31, 2016 increased by $2.2 million, or 15.2%, from December 31, 2015, primarily as a result of purchases of residential mortgage-backed securities during 2016, net of repayments.

The amortized cost, fair value and average yield of investment securities are categorized in the following table by remaining contractual maturity. The amortized cost, fair value and average yield of securities not due at a single maturity (i.e., mortgage-backed securities) are shown separately and are calculated based on estimated remaining average life:

	December 31, 2017			December 31, 2016
($ in thousands)	Amortized Cost	Fair Value	Average Yield(1)	Amortized Cost	Fair Value	Average Yield(1)
Investment securities available-for-sale:
Obligations of GSE's
Due after one year through five years	$21,179	$21,160	2.10%	$15,001	$15,112	2.06%
Due after five years through ten years	1,003	1,065	3.46	7,217	7,293	2.38
Municipal securities(2)
Due after one year through five years	1,503	1,488	3.47	431	448	5.88
Due after five years through ten years	2,753	2,877	4.88	3,961	4,070	4.60
Due after ten years	5,062	5,270	4.97	7,314	7,463	5.24
SBA pool securities
Due after five years through ten years	7,967	7,931	2.44	8,407	8,325	2.41
Due after ten years	5,064	4,979	2.31	5,735	5,587	2.35
Residential mortgage-backed securities	50,251	50,978	2.97	64,141	65,630	2.68
Commercial mortgage-backed securities	24,721	24,373	3.43	30,987	30,382	2.25
Total available-for-sale	$119,503	$120,121		$143,194	$144,310

Investment securities held-to-maturity:
Municipal securities
Due after five years through ten years	$1,588	$1,642	3.47%	$—	$—	—%
Due after ten years	7,000	7,000	4.52	1,588	1,536	3.47
Residential mortgage-backed securities	9,100	9,043	2.84	10,899	10,902	3.22
Commercial mortgage-backed securities	4,001	4,001	3.65	4,096	4,096	3.64
Total held-to-maturity	$21,689	$21,685		$16,583	$16,534

(1)	Weighted average yields are calculated on the basis of the amortized cost of the security.

(2)	Average yields reflect the effect of taxable equivalent adjustments using a 35% tax rate.
Deposits
Deposits are a primary source of funding for us and provide us with the ability to successfully meet both short-term and long-term liquidity needs. We provide a full range of deposit accounts and services to both individuals and businesses for which we charge reasonable service fees such as monthly account maintenance fees, overdraft fees, etc. While retail deposits are a primary source of funding and provide a customer base for cross-selling additional products and services, we also emphasize commercial accounts as an opportunity for growth and to meet our business customers' needs. We also utilize brokered time deposits as a funding source, although to a lesser degree.
Total deposits of $3.9 billion at December 31, 2017 increased by $236.6 million, or 6.5%, compared to December 31, 2016. The overall increase occurred primarily due to organic growth through the continued deposit marketing program, which continues to increase the number of demand deposit accounts. Core deposits, which are comprised of noninterest-bearing demand accounts and interest-bearing demand accounts, including money market accounts and savings deposits, increased by $364.0 million, or 14.1%, as the result of our continuing transaction account acquisition initiative, particularly in commercial and consumer accounts. Time deposits at December 31, 2017 decreased by $127.4 million, or 12.1%,

The following table summarizes average balances and interest rates paid by category for the last three years:

	For the Year Ended December 31,
	2017			2016			2015
($ in thousands)	Average Amount	Rate	% of Total	Average Amount	Rate	% of Total	Average Amount	Rate	% of Total

Noninterest-bearing demand deposits	$1,055,018	—%	27.6%	$925,965	—%	26.8%	$674,114	—%	24.4%
Demand and money market	1,385,725	0.39	36.3	1,128,029	0.26	32.6	889,985	0.24	32.3
Savings deposits	359,290	0.33	9.4	359,194	0.33	10.4	322,385	0.34	11.7
Time deposits	910,441	0.91	23.8	910,492	0.88	26.4	751,579	0.97	27.2
Brokered time deposits	109,423	0.81	2.9	132,012	0.82	3.8	121,773	0.65	4.4
Total average deposits	$3,819,897	0.41	100.0%	$3,455,692	0.38	100.0%	$2,759,836	0.41	100.0%
Total average deposits for 2017 increased by $364.2 million, or 10.5%, over 2016. Average core deposits for 2017 increased by $386.8 million, or 16.0%, over 2016, primarily due to organic growth from the continuing money market account initiative. Average time deposits for 2017 decreased by $22.6 million, or 2.2%, from 2016, as the enhanced core deposit base allowed the Bank to be more relationship-oriented in its approach to time deposits and non core brokered CD’s. Total average deposits for 2016 increased by $695.9 million, or 25.2%, over 2015, with $526.7 million of the increase coming from core deposits. The increase in core deposits was primarily due to organic growth from our transaction account initiative.
The following table summarizes scheduled remaining maturities for time deposits in denominations of $100,000 and greater as of December 31, 2017:

(in thousands)	December 31, 2017
Three months or less	$157,103
Over three through six months	142,255
Over six through twelve months	160,892
Over 12 months	128,236
Total time deposits $100,000 and greater	$588,486
Time deposits that meet or exceed the FDIC insurance limit of $250,000 were $178.5 million and $181.4 million at December 31, 2017 and 2016, respectively.
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
We had $125.0 million and $225.0 million in fixed rate FHLB advances outstanding at December 31, 2017 and 2016, respectively. In addition, we utilized overnight funding sources of $25.6 million and $18.4 million at December 31, 2017 and 2016, respectively. The change in both categories from December 31, 2016 was primarily the result of fluctuations in short-term liquidity needs which the Bank primarily manages through short-term FHLB advances which we chose to utilize as a funding source for loan growth due to the advantageous rates available in comparison to other funding sources.
Securities sold under repurchase agreements consist of balances in the transaction accounts of our commercial customers swept nightly to an overnight investment account. Securities sold under repurchase agreements are not subject to offset.
The interest rate characteristics of our short-term borrowings are presented in the table below:

	December 31,
($ in thousands)	2017	2016
Repurchase agreements at an average period-end rate of 0.16% for both 2017 and 2016	$25,580	$18,351
FHLB Fixed Rate Credit Advances with interest rates ranging from 1.41% to 1.42% and 0.51% to 0.74%, at 2017 and 2016, respectively	125,000	225,000
Total short-term borrowings	$150,580	$243,351

Schedule of Short-term Borrowings
The following information regarding short-term borrowings for the years ended December 31, 2017, 2016, and 2015 pertains to our overnight repurchase agreements, FHLB advances and federal funds purchased. Short-term borrowings have a maturity of one year or less.

($ in thousands)	2017	2016	2015
Outstanding at December 31	$150,580	$243,351	$209,730
Maximum month-end outstanding balance	266,439	352,603	303,521
Average daily outstanding balance	134,425	262,674	215,685
Average interest rate during the year	0.76%	0.54%	0.28%
Weighted average interest rate at year end	1.21%	0.58%	0.37%
Subordinated Debt
The aggregate principal balance of subordinated debt was $121.4 million at December 31, 2017 and 2016 and consisted of amounts outstanding pursuant to the issuance of subordinated notes and trust preferred securities. The unamortized balance of debt issuance costs is netted against the aggregate principal amount in the accompanying Consolidated Balance Sheets. Therefore, the balance reported as subordinated debt in the Consolidated Balance Sheets at December 31, 2017 and 2016 was $120.6 million and $120.5 million, respectively, after netting out unamortized acquisition costs of $806,000 and $939,000, respectively. Related interest expense is reported as “Interest expense: Subordinated debt” in our Consolidated Statements of Comprehensive Income.
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
On August 20, 2007, we issued $20.0 million in fixed-floating rate capital securities of Fidelity Southern Statutory Trust III with a liquidation value of $1,000 per security. Interest was fixed at 6.62% for five years and converted to a floating rate, which adjusts quarterly at a rate per annum equal to the three-month LIBOR plus 1.40%, with a rate of 2.99% and 2.36% at December 31, 2017 and 2016. The issuance has a final maturity of 30 years, but may be redeemed with regulatory approval at any distribution payment date or at any time upon certain events, such as a change in the regulatory treatment of the trust preferred securities, at the redemption price of 100%.
On March 17, 2005, we issued $10.0 million in floating rate capital securities of Fidelity Southern Statutory Trust II with a liquidation value of $1,000 per security. Interest adjusts quarterly at a rate per annum equal to the three-month LIBOR plus 1.89%,with a rate of 3.49% and 2.88% at December 31, 2017 and 2016. The issuance has a final maturity of 30 years, but may be redeemed at any distribution payment date at the redemption price of 100%.
On June 26, 2003, we issued $15.0 million in Floating Rate Capital Securities of Fidelity Southern Statutory Trust I with a liquidation value of $1,000 per security. Interest adjusts quarterly at a rate per annum equal to the three-month LIBOR plus 3.10%. The rates in effect on December 31, 2017 and 2016, were 4.77% and 4.10%, respectively. The issuance has a final maturity of 30 years, but may be redeemed at any distribution payment date at the redemption price of 100%.
The trust preferred securities were sold in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and were not registered under the Securities Act. The payments to the holders of trust preferred securities are fully tax deductible.
The $45.0 million of trust preferred securities issued by our trusts, as of December 31, 2017 and 2016, are not consolidated for financial reporting purposes. Thus, the equity investments in the subsidiaries we created to issue the obligations, the obligations themselves, and related dividend income and interest expense are reported on an unconsolidated basis, with the investments in the amount of $1.4 million at December 31, 2017, and 2016, reported as other assets in our Consolidated Balance Sheets and dividends included as other noninterest income in our Statements of Comprehensive Income.
We included the $45.0 million of trust preferred securities in our Tier 1 capital at December 31, 2017 and 2016 as an element of restricted core capital. Restricted core capital elements are subject to an aggregate 25% of Tier 1 capital, net of goodwill limitation, as defined by the regulatory risk-based capital standards for bank holding companies. These standards also require that trust preferred securities be excluded from Tier 1 capital within five years of the maturity of the underlying junior subordinated notes issued. Our first junior subordinated note matures in June 2033.
Shareholders’ Equity
Shareholders’ equity at December 31, 2017 and 2016, was $401.6 million and $362.6 million, respectively. The $39.0 million increase in shareholders' equity over December 31, 2016 was attributable to net income earned of $39.8 million, and common stock issued under employee programs of $12.2 million during 2017, partially offset by cash dividends declared on common shares during 2017 of $12.7 million.
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
Warrant exercises in 2016 and 2015 described below by third-party investors resulted in there being no shares eligible to be purchased pursuant to the Warrant at December 31, 2017 or 2016. At December 31, 2015, one investor had a warrant to purchase 1,000,000 shares of our common stock.
During 2016 and 2015, we received Warrant exercise notices for cash and cashless exercises, resulting in the issuance of 1,000,000 and 1,487,487 shares of common stock, respectively. In 2016, all exercises were cash exercises for aggregate proceeds of $2.7 million, resulting in the issuance of 1,000,000 shares of common stock. During 2016, 1,346,873 equivalent shares exercised were cashless, resulting in the issuance of 1,140,614 shares of common stock and cash exercise aggregated $931,354, resulting in the issuance of 346,873 shares of common stock.
On May 5, 2017, we filed a shelf registration statement with the SEC for the issuance of up to $100 million of common stock, preferred stock, warrants, or debt securities, to be issued from time to time for general corporate purposes which may include funding bank and non-bank subsidiaries, financing business expansion, or refinancing or extending the maturity of debt obligations and investments at the holding company level. The amount was available to be issued as of June 15, 2017, which was the date that the SEC issued a Notice of Effectiveness. As of December 31, 2017, we have not issued any securities under the shelf registration statement.
Recent Accounting Pronouncements
For information relating to recent accounting standards and pronouncements, see Footnote 1 to our audited Consolidated Financial Statements entitled “Summary of Significant Accounting Policies.”

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

	2017
(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$41,653	$39,105	$39,578	$37,642
Interest expense	5,779	5,711	5,832	5,408
Net interest income	35,874	33,394	33,746	32,234
Provision for loan losses	—	1,425	750	2,100
Noninterest income	28,888	33,638	35,056	37,370
Noninterest expense	52,910	52,837	54,551	50,572
Income before income taxes	11,852	12,770	13,501	16,932
Income tax (benefit)/expense	(591)	4,836	4,609	6,405
Net income	$12,443	$7,934	$8,892	$10,527
Earnings per common share:
Basic	$0.46	$0.30	$0.34	$0.40
Diluted	$0.46	$0.30	$0.33	$0.40
Weighted average shares outstanding - basic	26,904	26,729	26,433	26,335
Weighted average shares outstanding - diluted	27,011	26,849	26,547	26,477

	2016
(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$38,287	$39,898	$36,806	$34,292
Interest expense	5,352	5,135	4,963	4,998
Net interest income	32,935	34,763	31,843	29,294
Provision for loan losses	2,485	2,118	3,128	500
Securities losses, net	—	296	200	82
Noninterest income	47,143	39,029	29,771	24,804
Noninterest expense	54,170	52,167	48,125	46,558
Income before income taxes	23,423	19,803	10,561	7,122
Income tax expense	8,358	7,288	3,916	2,581
Net income	$15,065	$12,515	$6,645	$4,541
Earnings per common share:
Basic	$0.57	$0.48	$0.26	$0.19
Diluted	$0.57	$0.48	$0.26	$0.18
Weighted average shares outstanding - basic	26,230	25,993	25,481	24,273
Weighted average shares outstanding - diluted	26,342	26,127	25,961	24,841
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
Based on the testing performed using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework), management of the Company believes that the company's internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

FIDELITY SOUTHERN CORPORATION

by	/s/ JAMES B. MILLER, JR.
James B. Miller, Jr.
Chief Executive Officer and Chairman of the Board

by	/s/ CHARLES D. CHRISTY
Charles D. Christy
Chief Financial Officer

March 16, 2018

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Fidelity Southern Corporation

Opinion on Internal Control over Financial Reporting

We have audited Fidelity Southern Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes, of the Company and our report dated March 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Atlanta, Georgia
March 16, 2018

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Fidelity Southern Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fidelity Southern Corporation and subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 1995.
Atlanta, Georgia
March 16, 2018

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
($ in thousands)
Assets
Cash and due from banks	$33,874	$31,985
Interest-bearing deposits with banks	104,032	97,726
Federal funds sold	48,396	20,000
Cash and cash equivalents	186,302	149,711
Investment securities available-for-sale	120,121	144,310
Investment securities held-to-maturity (fair value of $21,685 and $16,534, respectively)	21,689	16,583
Loans held-for-sale (includes loans at fair value of $269,140 and $252,712, respectively)	357,755	465,328
Loans	3,580,966	3,302,264
Allowance for loan losses	(29,772)	(29,831)
Loans, net of allowance for loan losses	3,551,194	3,272,433
Premises and equipment, net	88,463	87,915
Other real estate, net	7,621	14,814
Bank owned life insurance	71,883	70,151
Servicing rights, net	112,615	99,295
Other assets	59,215	69,145
Total assets	$4,576,858	$4,389,685

Liabilities
Deposits
Noninterest-bearing demand deposits	$1,125,598	$964,900
Interest-bearing deposits	2,741,602	2,665,694
Total deposits	3,867,200	3,630,594
Short-term borrowings	150,580	243,351
Subordinated debt, net	120,587	120,454
Other liabilities	36,859	32,639
Total liabilities	4,175,226	4,027,038
Shareholders' equity
Preferred stock, no par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, no par value. Authorized 50,000,000 shares; issued and outstanding 27,019,201 and 26,318,400, respectively	217,555	205,309
Accumulated other comprehensive income, net of tax	383	692
Retained earnings	183,694	156,646
Total shareholders’ equity	401,632	362,647
Total liabilities and shareholders’ equity	$4,576,858	$4,389,685
See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2017	2016	2015
($ in thousands, except per share data)
Interest income:
Loans, including fees	$150,998	$143,605	$111,626
Investment securities:
Taxable interest income	4,269	4,941	4,601
Nontaxable interest income	135	292	335
Other	2,576	445	80
Total interest income	157,978	149,283	116,642
Interest expense:
Deposits	15,722	13,194	11,349
Short-term borrowings	928	1,424	650
Subordinated debt	6,080	5,830	3,805
Total interest expense	22,730	20,448	15,804
Net interest income	135,248	128,835	100,838
Provision for loan losses	4,275	8,231	4,351
Net interest income after provision for loan losses	130,973	120,604	96,487
Noninterest income:
Service charges on deposit accounts	6,019	5,941	4,955
Other fees and charges	8,402	7,664	5,304
Mortgage banking activities	98,797	101,577	85,540
Indirect lending activities	12,533	14,900	18,821
SBA lending activities	4,540	5,659	5,265
Bank owned life insurance	1,670	2,374	2,440
Securities gains (losses)	—	578	(329)
Other	2,991	2,632	5,892
Total noninterest income	134,952	141,325	127,888
Noninterest expense:
Salaries and employee benefits	103,366	96,684	76,871
Commissions	34,573	33,907	27,342
Occupancy	18,164	17,890	15,877
Professional and other services	18,343	15,224	12,119
Other	36,424	37,315	30,737
Total noninterest expense	210,870	201,020	162,946
Income before income tax expense	55,055	60,909	61,429
Income tax expense	15,259	22,143	22,294
Net income	$39,796	$38,766	$39,135

Earnings per common share:
Basic	$1.50	$1.52	$1.77
Diluted	$1.49	$1.50	$1.64

Net income	$39,796	$38,766	$39,135
Other comprehensive loss, net of tax:
Change in net unrealized (losses) on available-for-sale securities, net of tax benefit of ($189), ($303), and ($903)	(309)	(494)	(1,474)
Adjustment for net (gains) / losses included in net income, net of tax (expense) / benefit of $0, ($220), and $125	—	(358)	204
Total other comprehensive loss, net of tax	(309)	(852)	(1,270)
Comprehensive income	$39,487	$37,914	$37,865
See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Accumulated Other Comprehensive Income (Loss) Net of Tax	Retained Earnings	Total
(in thousands)	Shares	Amount
Balance at December 31, 2014	21,365	$162,575	$2,814	$99,562	$264,951
Net income				39,135	39,135
Other comprehensive loss, net of tax			(1,270)		(1,270)
Comprehensive income					37,865
Common stock issued under various employee plans, net	289	6,342	—	—	6,342
Stock issuance pursuant to exercise of Warrant	1,487	931	—	—	931
Cash dividends paid	—	—	—	(8,630)	(8,630)
Balance at December 31, 2015	23,141	$169,848	$1,544	$130,067	$301,459
Net income				38,766	38,766
Other comprehensive loss, net of tax			(852)		(852)
Comprehensive income					37,914
Common stock issued for AEB acquisition	1,470	22,727	—	—	22,727
Common stock issued under various employee plans, net	707	10,049	—	—	10,049
Stock issuance pursuant to exercise of Warrant	1,000	2,685	—	—	2,685
Cash dividends paid	—	—	—	(12,187)	(12,187)
Balance at December 31, 2016	26,318	$205,309	$692	$156,646	$362,647
Net income				39,796	39,796
Other comprehensive loss, net of tax			(309)		(309)
Comprehensive income					39,487
Common stock issued under various employee plans, net	701	12,246	—	—	12,246
Cash dividends paid	—	—	—	(12,748)	(12,748)
Balance at December 31, 2017	27,019	$217,555	$383	$183,694	$401,632
See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2017	2016	2015
Cash flows from operating activities:
Net income	$39,796	$38,766	$39,135
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	4,275	8,231	4,351
Depreciation and amortization of premises and equipment	4,412	4,952	5,041
Amortization of FDIC indemnification asset, net	1,159	1,321	891
Accretion of purchase discounts or premiums, net	(2,814)	(676)	(230)
Other amortization	1,321	1,411	481
Impairment of other real estate	1,058	1,090	460
Amortization and impairment of servicing rights, net	19,806	19,527	15,885
Share-based compensation expense	4,624	3,544	1,468
Postretirement benefits, net	2,018	15	1,820
Net (gain) loss on investment securities called or sold	—	(578)	329
Gains on loan sales, including origination of servicing rights	(86,941)	(97,525)	(84,635)
Net gain on sales of other real estate	(659)	(859)	(3,084)
Loss on disposal of premises and equipment	—	—	140
Net income on bank owned life insurance	(1,732)	(1,853)	(2,400)
Net change in deferred income tax, net of acquisitions	2,233	8,010	6,540
Net change in fair value of loans held-for-sale	(1,426)	86	(2,490)
Originations of loans held-for-sale	(2,960,006)	(3,455,029)	(3,216,100)
Proceeds from sales of loans held-for-sale	3,122,820	3,452,655	3,232,045
Net payments received from (paid to) FDIC under loss-share agreements	487	(92)	480
Increase (decrease) in other assets, net of acquisitions	4,611	(1,969)	(464)
Increase (decrease) in other liabilities, net of acquisitions	159	(10,535)	3,292
Net cash provided by (used in) operating activities	155,201	(29,508)	2,955

Cash flows from investing activities:
Purchases of investment securities available-for-sale	—	(12,391)	(30,821)
Proceeds from sales of investment securities available-for-sale	—	—	22,633
Maturities, calls and repayment of investment securities available-for-sale	22,536	41,668	27,799
Purchases of investment securities held-to-maturity	(7,000)	(3,929)	(5,018)
Maturities, calls and repayment of investment securities held-to-maturity	1,798	1,661	1,163
Purchases of FHLB stock	(11,993)	(14,008)	(10,195)
Redemption of FHLB stock	15,937	11,050	11,487
Net increase in loans, net of loans acquired	(282,213)	(270,119)	(463,366)
Proceeds from bank owned life insurance	—	847	844
Purchase of bank owned life insurance	—	(2,500)	(5,000)
Proceeds from sales of other real estate	8,921	11,561	17,682
Purchases of premises and equipment, net of acquisitions	(5,305)	(6,529)	(12,160)
Cash received in excess of cash paid for acquisitions	—	37,609	215,472
Net cash used in investing activities	(257,319)	(205,080)	(229,480)

	FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

	Years Ended December 31,
(in thousands)	2017	2016	2015
Cash flows from financing activities:
Net increase in noninterest-bearing deposits, net of acquisitions	160,698	113,756	138,794
Net increase in interest-bearing deposits, net of acquisitions	75,908	153,644	127,032
Net increase (decrease) in other short-term borrowings	7,229	(26,379)	(65,626)
Proceeds from FHLB advances	475,000	1,325,000	910,000
Repayments of FHLB advances	(575,000)	(1,265,000)	(940,000)
Issuance of subordinated debt	—	—	75,000
Payment of debt issuance costs	—	—	(1,069)
Repurchase of common stock	(1,673)	(821)	(796)
Proceeds from the issuance of common stock, net	9,295	10,153	6,348
Cash dividends paid on common stock	(12,748)	(12,187)	(8,630)
Net cash provided by financing activities	138,709	298,166	241,053
Net increase in cash and cash equivalents	36,591	63,578	14,528
Cash and cash equivalents, beginning of year	149,711	86,133	71,605
Cash and cash equivalents, end of year	$186,302	$149,711	$86,133

	Years Ended December 31,
(in thousands)	2017	2016	2015
Supplemental cash flow information and non-cash disclosures:
Cash paid during the year for:
Interest on deposits and borrowings	$22,335	$20,031	$15,099
Income taxes	10,888	17,895	9,518
Acquisitions:
Assets acquired	—	167,366	255,280
Liabilities assumed	—	186,030	470,752
Common stock issued	—	22,727	—
Transfers of investment securities from available-for-sale to held-to-maturity	—	—	3,194
Transfers from loans held-for-sale to loans held for investment	5,905	4,573	6,349
Transfers of loans to other real estate	2,127	7,120	4,742
See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
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
The Bank provides a full range of financial products and services for retail customers and small to medium-sized businesses, primarily spanning the metropolitan Atlanta and Jacksonville, Orlando, Tallahassee and Sarasota-Bradenton, Florida market and online at www.LionBank.com. We also conduct indirect automobile and residential mortgage lending activities in the South and parts of the Midwest, while Small Business Administration ("SBA") loans are originated nationwide. The Bank attracts deposits from individuals and businesses and uses these deposits and borrowed funds to originate commercial, residential mortgage, construction and installment loans, of which a portion are sold with servicing retained by the Bank. The Bank also offers Wealth Management services to individuals; as well as cash management services, remote deposit services and international trade services for businesses. Through its marketing partners, the Bank offers merchant services for businesses and credit cards for both individuals and businesses.
The Company principally operates in one business segment, which is community banking.
Basis of Consolidation
The consolidated financial statements have been prepared in conformity with U. S. generally accepted accounting principles (“GAAP”) followed within the financial services industry. The consolidated financial statements include the accounts of Fidelity and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. All normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. Certain amounts previously reported have been reclassified to conform to the current presentation. Such reclassifications had no effect on prior year net income or shareholders’ equity.
The Company also has three unconsolidated subsidiaries, as of December 31, 2017, that were established prior to 2017 for the purpose of issuing trust preferred securities. The equity investments are reported as other assets and dividends are included as other noninterest income. The obligations are reported as subordinated debt, with related interest expense reported as interest on subordinated debt.
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
The determination of the adequacy of the allowance for loan losses is based on estimates that are susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the valuation of capitalized servicing rights and loans held-for-sale; estimated losses on real estate or other assets acquired in connection with foreclosure; and fair value acquisition accounting, management obtains independent valuations. In evaluating the Company’s deferred tax position, management considers the level of future revenues and its capacity to fully utilize the current levels of deferred tax assets.
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
Investment Securities
The Company’s investment securities are classified as either available-for-sale or held-to-maturity. Held-to-maturity securities are those securities for which the Company has the ability and intent to hold until maturity. All other securities are classified as available-for-sale. The Company does not engage in trading activity.

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
Loans and Interest Income
Loans that management has the intent and ability to hold for the foreseeable future are reported at principal balance and include net deferred amounts. Net deferred amounts are comprised of deferred loan fees, net of certain origination costs; and indirect dealer reserves. Acquired non-purchased credit impaired loans are initially recorded at their acquisition date fair value. Interest income is recognized in the Consolidated Statements of Comprehensive Income as it is earned, using the effective yield interest method on the daily principal balance. Net deferred amounts including acquisition date premium or discount are recognized as part of interest income over the contractual lives of the underlying loans using the effective interest method. Remaining unamortized fees and costs are charged or credited to income when loans are prepaid.
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
In addition, troubled debt restructurings (“TDRs”) occur when a borrower is experiencing financial difficulty and the Company has granted an economic concession to the borrower. Prior to modifying a borrower’s loan terms, the Company performs an evaluation of the borrower’s financial condition and ability to service the loan under the potential modified loan terms. The types of concessions granted are generally interest rate reductions or term extensions. If a loan is accruing at the time of modification, the loan remains on accrual status and is subject to the Company’s charge-off and nonaccrual policies. If a loan is on nonaccrual status before it is determined to be a TDRs, then the loan remains on nonaccrual status. TDRs may be returned to accrual status if there has been at least a six-month sustained period of repayment performance by the borrower. Interest income recognition on impaired loans is dependent on nonaccrual status. All originated loans whose terms have been modified in a TDRs are considered impaired. Impairment is determined through the Company’s normal loan administration and review functions. Impaired loans are evaluated based on the present value of expected future cash flows discounted at each loan's original effective interest rate, or at the loan's observable market price, or the fair value of the collateral, if the loan is collateral-dependent. When it has been determined that a loan cannot be collected in whole or in part, the uncollectable portion is charged off against the allowance for loan losses.
The Company has chosen to exercise its buy-back option and repurchased certain delinquent loans under the Government National Mortgage Association ("GNMA") optional repurchase program, which are accounted for in nonaccrual status as loans held for investment. GNMA is a government agency that guarantees certain mortgage backed securities where the collateral is mortgages originated through government insurance programs such as FHA and VA; it does not buy or sell mortgages, or issue securitizations.  The Company’s loss exposure on these loans is mitigated by the government guarantee in whole or in part. The GNMA optional repurchase program allows financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer's option and without GNMA's prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan, less the principal payments advanced prior to the buyback. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet, regardless of whether the Company intends to exercise the buy-back option.
The Company has extended loans to certain officers and directors. The Company does not believe these loans involve more than the normal risk of collectability or present other unfavorable features when originated. None of the related party loans were classified as nonaccrual, past due, restructured, or potential problem loans at December 31, 2017, or 2016.
Allowance for Loan Losses
The allowance for loan losses (“ALL”) is a valuation allowance for probable incurred credit losses. The ALL is maintained at a level which, in management’s opinion, is adequate to absorb credit losses inherent in the loan portfolio as of the balance sheet date.
The Company delineates between loans accounted for under the contractual yield method, primarily originated or legacy loans, and loans accounted for as purchased credit impaired loans. Further, the Company attributes portions of the ALL to loans that it evaluates individually, and to groups of loans and loan commitments that it evaluates collectively. The Company believes the entire allowance attributable to loans accounted for under the contractual yield method is available to absorb all losses inherent within that loan portfolio.
The Company utilizes a historical analysis of the Company’s loan portfolio to validate the overall appropriateness of the ALL on at least a quarterly basis. In addition to these objective criteria, the Company subjectively assesses the appropriateness of the ALL with consideration given to current economic conditions, changes to loan policies, the volume and type of lending, composition of the portfolio, the level of classified and criticized loans, seasoning of the loan portfolio, payment status and other factors. The ALL is adjusted through provisions for loan losses charged to operations. Loan losses are charged against the ALL when management believes the uncollectibility of a loan, in whole or in part, is confirmed. Subsequent recoveries, if any, are credited to the ALL.
The ALL for originated loans consists of specific, general, and unallocated components. The specific component is established to the extent that the estimated value of an impaired loan is less than the recorded investment. The Company uses several sources of information to estimate collateral value such as appraisals, broker price opinions, recent sales of foreclosed properties and other relevant market information supplemented by the Company’s internal evaluation. The value estimate assumes an orderly disposition of the property, including costs to sell. The general component covers non-impaired loans and is established for loans grouped into pools based on similar characteristics. General allowance factors are calculated for each pool of loans based on historical loss experience, current economic trends, changes in internal risk ratings, current underwriting standards, and other qualitative factors that management believes might impact the estimated losses in each pool. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The unallocated component of the allowance reflects a margin for the imprecision inherent in estimates of the range of the probable credit losses.
The ALL for acquired loans is evaluated at each reporting date subsequent to acquisition. For acquired performing loans, an allowance is determined for each loan pool using a methodology similar to that described above for originated loans and then compared to the remaining fair value discount for that pool. For purchased credit impaired loans, estimated cash flows expected to be collected are re-evaluated at each reporting date for each loan pool. These evaluations require the continued use and updating of key assumptions and estimates such as default rates, loss severity given default, and prepayment speed assumptions, similar to those used for the initial fair value estimate. Management judgment must be applied in developing these assumptions. Decreases in cash flows expected to be collected for purchased credit impaired loans is generally recognized by recording an allowance for loan losses. Subsequent increases in cash flows result in a reversal of the allowance for loan losses to the extent of prior charges, or in the prospective recognition of interest income. Purchased credit impaired loans are not reported with impaired loans or troubled debt restructurings, even if they would otherwise qualify for such treatment.
The appropriateness of the ALL is evaluated on at least a quarterly basis using an established process determined by management and the Credit Review Department. Nonperforming commercial and construction loans with outstanding balances exceeding $50,000, as well as certain other performing loans with greater than normal credit risks, are individually reviewed to determine the level of allowance required to be specifically allocated to these loans. For the general component of the ALL, the loan portfolio is segregated by type of loan, evaluated for exposure to risks, and allocated a loss percentage factor for each homogeneous portfolio. While allocations of the ALL may be made for specific loans, the entire ALL is available for any loan that, in management’s judgment, should be charged off.
The Company believes that the ALL is appropriate as of the balance sheet date. The ALL evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the ALL may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, conduct periodic reviews and may require additions to the ALL based on their judgment about information available to them at the time of their examination.
In addition, the Company has established a reserve for outstanding loan commitments and letters of credit that is not included in the ALL. This reserve is included in other liabilities on the Consolidated Balance Sheets with changes reported as part of other noninterest expense, not included in the provision for loan losses, in the Consolidated Statements of Comprehensive Income.
Premises and Equipment
Land is recorded at cost. Office equipment, furnishings, and buildings, including leasehold improvements, are recorded at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over an estimated useful life of 20 to 39 years for buildings and three to 15 years for furniture and equipment. Leasehold improvements to premises and equipment under operating leases are amortized using the straight-line method over the remaining lease term or estimated useful life, whichever is shorter. Branch renovation and expansion projects in process are included in buildings and improvements and are depreciated beginning with the date the projects are completed. Maintenance and repairs and minor replacements are charged to expense when incurred. Gains and losses on routine dispositions are reflected in earnings. During 2015, the Company modified its capitalization threshold for acquisition of premises and equipment from $2,000 to $5,000 to align with Internal Revenue Service requirements.
Valuation of Goodwill, Intangible Assets and Other Purchase Accounting Adjustments
The Company accounts for its acquisitions as business combinations which requires the use of the acquisition method of accounting. Under this method, the Company is required to record the assets acquired, including identified intangible assets, and liabilities assumed, at their respective fair values at the acquisition date, which in many instances involves using estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analysis or other valuation techniques. The determination of the useful lives of intangible assets such as core deposit intangible is subjective, as is the amortization method for such intangible assets. Core deposit intangibles are amortized over their estimated useful lives, ranging up to 10 years.
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
The Company reviews the fair value of ORE on a quarterly basis. Subsequent changes in value are recorded as part of other noninterest expense in the Consolidated Statements of Comprehensive Income. In assessing fair value, management considers circumstances such as change in economic conditions since the last appraisal, stale appraisals or imprecision and subjectivity in the appraisal process. Generally, a new appraisal is received at least annually on each ORE property. Gains or losses on sales of ORE are recorded in other noninterest income and operating costs after acquisition are recorded in other noninterest expense on the Consolidated Statements of Comprehensive Income.
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
The Company sells certain residential mortgage loans, indirect automobile loans, and SBA loans to third parties. All such transfers are accounted for as sales since the Company does not engage in securitization activities with respect to such loans. Gains or losses upon sale, in addition to servicing fees, are recorded as part of noninterest income from mortgage banking activities, indirect lending activities, and SBA lending activities, as applicable, in the Consolidated Statements of Comprehensive Income. Servicing fees are based on a contractual percentage of the outstanding loan principal balance and are recorded as income when earned. In calculating the gain on the sale of SBA loans, the Company’s investment in the loan is allocated among the unguaranteed portion of the loan retained, the servicing asset on the amount retained, and the guaranteed portion of the loan sold, based on the relative fair market value of each portion. The gain on the sold portion of the loan is recognized based on the difference between the sale proceeds and the allocated investment in the portion sold. The difference between the portion retained (i.e., the participating interest) and its relative fair value at the date of sale based on the cash premium bid is recorded as a loan discount and accreted into interest income using the interest method. If the transferred guaranteed portion of an SBA loan does not meet the definition of a participating interest, the transfer of the guaranteed portion is accounted for as a secured borrowing, rather than a sale.
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
When the contractually specified servicing fees on loans sold with servicing retained are expected to be more than adequate compensation to a servicer for performing the servicing, a capitalized servicing asset is recognized. When the expected income to a servicer for performing loan servicing is not expected to adequately compensate a servicer, a capitalized servicing liability is recognized. Servicing assets and servicing liabilities are initially recorded on the Consolidated Balance Sheets at fair value with the income statement effect recorded in gains on sales of loans. In evaluating its servicing rights and estimating the fair value of the underlying loan pools based on the present value of net future cash flows, management uses a number of assumptions and estimates including: prepayment speeds, discount rates commensurate with the risks involved, potential credit losses, and comparable assumptions used by market participants to value and bid servicing rights available for sale in the market. These assumptions and estimates are corroborated by values received from an independent third party.
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
Derivatives are carried at fair value in the Consolidated Balance Sheets in other assets or other liabilities with changes included in noninterest income from mortgage banking activities. Fair value changes occur as a result of interest rate movements as well as changes in the value of the associated servicing. The Company’s derivative contracts are not subject to master netting arrangements.
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
Subsequent to acquisition, the Company projects the acquired loans’ cash flows at least quarterly for each PCI loan and/or loan pool. Increases in estimated cash flows above those expected at acquisition are recognized on a prospective basis as interest income over the remaining life of the loan or loan pool. Decreases in expected cash flows subsequent to acquisition result in recognition of a provision for loan losses. PCI loans are placed on nonaccrual status when the Company cannot reasonably estimate cash flows on a loan or loan pool.
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
A tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. For financial accounting purposes, interest and penalties accrued, if any, are classified as other expense in the Consolidated Statements of Comprehensive Income.
Deposits
Deposits from related parties held by the Company through the Bank amounted to $61.8 million, and $120.3 million at December 31, 2017, and 2016, respectively.
Share-Based Compensation
The Company permits the grant of stock options, stock appreciation rights, restricted stock, and other incentive awards and uses the fair value method of recognizing expense for share-based compensation. Compensation cost is measured at the grant date based on the value of the award and is recognized on a straight-line basis over the vesting period. For additional information on the Company’s share-based compensation plans, see Note 13, “Employee Benefits.”
Earnings Per Common Share (“EPS”)
Basic EPS is computed by dividing net income available to common equity by the weighted average number of common shares outstanding during the period. All outstanding unvested restricted shares are considered participating securities for this calculation. Diluted EPS includes the dilutive effect of additional potential common shares issuable under contracts (e.g., options, warrants). Potentially dilutive shares are determined using the treasury stock method.
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
Recent Accounting Pronouncements
In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act that passed U.S. Congress in December 2017. The amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update affect any entity that is required to apply the provisions of Topic 220, Income Statement-Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. These amendments should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The adoption of this ASU is not expected to have a significant impact on the Company's Consolidated Financial Statements.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” (“ASU 2017-12”) that is intended to improve and simplify rules relevant to hedge accounting. This ASU refines and expands hedge accounting for both financial (e.g., interest rate) and commodity risks. ASU 2017-12 is intended to improve transparency and accounting through a focus on: (1) measurement and hedging strategies; (2) presentation and disclosure; and (3) easing the administrative burden that hedge accounting can create for an entity. Entities will (a) measure the hedged item in a partial-term fair value hedge of interest rate risk by assuming the hedged item has a term that reflects only the designated cash flows being hedged; (b) consider only how changes in the benchmark interest rate affect a decision to settle a pre-payable instrument before its scheduled maturity when calculating the fair value of the hedged item; and (c) measure the fair value of the hedged item using the benchmark rate component of the contracted coupon cash flows determined at inception. The amendments in this ASU shall take effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted in any interim period or fiscal years before the effective date of the standard. The adoption of this ASU is not expected to have a significant impact on the Company’s Consolidated Financial Statements based on its current hedging strategies. However, the Company is currently evaluating this ASU to determine whether its provisions will enhance its risk management strategies.
In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting,” (“ASU 2017-09”) that provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Under the new guidance, an entity should not account for the effect of a modification if all of the following conditions are met. These conditions are: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this ASU. The amendments in this ASU affect any entity that changes the terms or conditions of a share-based payment award and are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued and should be applied prospectively to an award modified on or after the adoption date. The adoption of this ASU effective January 1, 2018 is not expected to have a significant impact on the Company’s Consolidated Financial Statements.
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
In March 2017, the FASB issued ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the
Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” (“ASU 2017-07”) that will change how employers who sponsor defined benefit pension and/or other postretirement benefit plans present the net periodic benefit cost in the income statement. Employers will be required to present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. The other components of the net periodic benefit cost will be presented separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. Employers will be required to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. The guidance on the presentation of the components of net periodic benefit cost in the income statement will be applied retrospectively while the guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. Employers will have to provide the relevant disclosures required under ASC 250, Accounting Changes and Error Corrections, in the first interim and annual periods when they adopt the guidance. The guidance also provides a practical expedient for disaggregating the service cost component and other components for comparative periods. An employer that elects to apply the practical expedient must disclose the reason for doing so and other qualitative information about the capitalization of net periodic benefit cost. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods therein. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. That is, early adoption must be within the first interim period if an employer issues interim financial statements. The adoption of this ASU effective January 1, 2018 is not expected to have a significant impact on the Company’s Consolidated Financial Statements.
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” (“ASU 2017-04”) which simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. Under Step 2, an entity was required to determine the fair value of individual assets and liabilities of a reporting unit (including unrecognized assets and liabilities) using the procedure for determining fair values in a business combination. Under the new guidance, goodwill impairment will be measured at the amount by which a reporting unit’s carrying amount, including those with a zero or negative carrying amount, exceeds its fair value. Any resulting impairment is limited to the carrying amount of goodwill. An entity must also disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount. The new guidance is effective for public business entities for fiscal years beginning after December 15, 2019, and is required to be applied prospectively with early adoption permitted for any impairment tests performed on testing dates after January 1, 2017. The Company early adopted this ASU in the fourth quarter of 2017 and had no impact on the Company’s Consolidated Financial Statements.
In January 2017, the FASB issued ASU No. 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323),” (“ASU 2017-03”). ASU 2017-03 amends the Codification for SEC staff announcements made at two Emerging Issues Task Force (EITF) meetings. At the September 2016 meeting, the SEC staff expressed its expectations about the extent of disclosures registrants should make about the effects of the new FASB guidance (including any amendments issued prior to adoption) on revenue from the new FASB guidance (ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”)), leases, (ASU No. 2016-02, “Leases,” (“ASU 2016-02”)), and credit losses on financial instruments (ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (“ASU 2016-13”)), in accordance with SAB Topic 11.M. That Topic requires registrants to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in a future period. ASU 2017-03 incorporates these SEC staff views into ASC 250 and adds references to that guidance in the transition paragraphs of each of the three new standards. The Company adopted this guidance in the fourth quarter of 2016. The adoption of ASU 2017-03 had no material impact on the Company’s Consolidated Financial Statements.
In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business,” (“ASU 2017-01”) which provides clarification on the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in ASU 2017-01 provide a screen to determine when an asset is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the asset is not a business. This screen reduces the number of transactions that need to be further evaluated, and therefore are considered businesses. The amendments also provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The new guidance is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods. Early adoption is permitted. The amendments in this ASU should be applied prospectively on or after the effective date and no disclosures are required at transition. The adoption of this ASU effective January 1, 2018 is not expected to have a significant impact on the Company’s Consolidated Financial Statements.
In December 2016, the FASB issued ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606: Revenue from Contracts with Customers.” ASU 2016-20 updates the new revenue standard by clarifying issues that had arisen from ASU No. 2014-09 but does not change the core principle of the new standard. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” which deferred the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”) by one year to annual reporting periods beginning after December 15, 2017, and interim reporting periods therein. The FASB had previously issued ASU 2014-09 in May 2014. ASU 2014-09 requires that entities recognize revenue to reflect the transfers of goods or services to customers in an amount equal to the consideration the entity receives or expects to receive. The Company’s revenue is comprised of net interest income and noninterest income. As ASU 2014-09 does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, net interest income, mortgage origination and servicing activities, and gain and losses from securities transactions are specifically excluded from the scope of the guidance. The Company has performed an overall assessment of its revenue streams and identified the following items of noninterest income that are affected: (1) service charges on deposit accounts; (2) ORE revenue; (3) trust and asset management fees; and (4) various components of other fees and charges, including interchange fees, merchant income and insurance commissions. The Company has completed its review of the material contracts associated with these revenue streams and determined that there is an insignificant impact on its Consolidated Financial Statements of adopting ASU 2014-09. The Company adopted the guidance on January 1, 2018 utilizing the modified retrospective approach with a cumulative effect adjustment to opening retained earnings which was determined to be insignificant. The Company has also completed its evaluation of the expanded disclosure requirements for disaggregation of revenue and other information regarding material contracts and will present the required disclosures in its Consolidated Financial Statements for the quarter ending March 31, 2018.

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
In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory,” (“ASU 2016-16”). This guidance addresses the income tax consequences of intra-entity transfers of assets other than inventory. GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. In addition, interpretations of this guidance have developed in practice over the years for transfers of certain intangible and tangible assets. The amendments in the update will require recognition of current and deferred income taxes resulting from an intra-entity transfer of an asset other than inventory when the transfer occurs. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The amendments in this ASU should be applied using a modified retrospective approach through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. The adoption of this ASU effective January 1, 2018 is not expected to have a significant impact on the Company’s Consolidated Financial Statements.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” (“ASU 2016-15”) intended to reduce diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. The guidance addresses eight issues: (1) cash payments for debt prepayment or debt extinguishment costs; (2) cash payments for the settlement of zero-coupon debt instruments; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance (“COLI”) policies, including bank-owned life insurance (“BOLI”) policies; (6) distributions received from equity method investments; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows using the application of the predominance principle, whereby an entity should classify each separately identifiable cash source and use on the basis of the nature of the underlying cash flows. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period, with adoption of all of the guidance in the same period. The adoption of this ASU effective January 1, 2018 is not expected to have a significant impact on the Company’s Consolidated Financial Statements.
In June 2016, the FASB issued ASU 2016-13 which significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) securities. For AFS securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. The standard will take effect for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application for all organizations will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company has established a working group which includes representatives from various internal departments with the expertise needed to implement the guidance. As part of its implementation plan, the Company has allocated staff and put resources in place to evaluate the appropriate model options and is collecting and reviewing loan data for use in these models. The Company has also selected a third-party vendor to provide a software package to automate the calculation of the allowance for loan losses under the new methodology. Management will continue to evaluate the impact that the guidance will have on the Company’s Consolidated Financial Statements through its effective date.
In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” as part of its simplification initiative. This ASU affects all entities that issue share-based payment awards to their employees. Some of the key provisions of this ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. The provisions for ASU No. 2016-09 are effective for public business entities for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted, but all of the guidance must be adopted in the same period. Effective January 1, 2016, the Company elected early adoption of ASU 2016-09. As a result of adoption, the Company recognized a $556,000 tax benefit during the year ended December 31, 2016. As part of this adoption, the Company did not adjust prior periods. The Company has elected to record compensation cost based on the number of actual forfeited awards. The adoption of this guidance did not have a significant impact on our Consolidated Financial Statements.
In February 2016, the FASB issued ASU 2016-02, "Leases" which requires the recognition of assets and liabilities arising from most lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. For leases with a term of 12 months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements and provide additional information about the nature of an organization’s leasing activities. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases and amounts previously recognized in accordance with the business combinations guidance for leases. The total outstanding lease obligations, all of which are classified as operating leases, was $19.9 million, or 0.43% of total assets as of December 31, 2017. The Company is currently evaluating these lease obligations as potential lease assets and liabilities as defined by the guidance as well as assessing the impact on its regulatory capital ratios. The Company anticipates that the adoption of ASU 2016-02 will not have a significant impact on its Consolidated Financial Statements, but will likely require changes to its systems and processes. The Company is continuing to evaluate the full impact of this ASU on the Company’s Consolidated Financial Statements.
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
Other accounting pronouncements that have recently been issued by the FASB or other standard-settings bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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
The acquisition of American Enterprise Bankshares, Inc., (“AEB”), in March 2016 resulted in the recording of $5.2 million in goodwill. For the annual goodwill impairment evaluation, management bypassed the qualitative assessment for each respective reporting unit and performed Step 1 of the goodwill impairment test. Step 1 of the goodwill impairment test requires the Company to compare the fair value of its reporting unit with its carrying amount, including goodwill. Accordingly, the Company determined the fair value of its reporting unit and compared the fair value to the reporting unit’s carrying amount. The Company determined that its reporting unit’s fair value exceeded its carrying amount; therefore, the Company concluded its goodwill was not impaired as of December 31, 2017.
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

The following table represents the fair value at March 1, 2016 of assets and liabilities acquired in the acquisition of AEB:

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
Effective December 31, 2016, the Decatur First Bank non-single family Loss Share Agreement between the Bank and the FDIC expired and losses on non-single family loans and other real estate assets covered under this agreement are no longer eligible to be claimed after filing the fourth quarter of 2016 loss share certificate with the FDIC. Claims for losses on covered Decatur First Bank single family loans continue to be eligible for reimbursement under the single family Loss Share Agreement between the Bank and the FDIC until 2021.
Effective June 30, 2017, the Security Exchange Bank non-single family Loss Share Agreement between the Bank and the FDIC expired and losses on non-single family loans and other real estate assets covered under this agreement are no longer eligible to be claimed after filing the second quarter of 2017 loss share certificate with the FDIC. There were no single family loans included in the Loss Share Agreement for Security Exchange Bank.
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

A summary of activity for the FDIC indemnification asset, included in other assets in the accompanying Consolidated Balance Sheets, follows:

	For the Year Ended
(in thousands)	December 31, 2017	December 31, 2016
Beginning balance	$1,555	$3,320
Amortization, net	(1,280)	(1,436)
Accretion income	121	114
Additional (fewer) estimated covered losses	94	(885)
Claim payments made to / (received from) the FDIC	(486)	92
Claims receivable from sales of OREO	—	350
Ending balance	$4	$1,555
The Company had recorded a liability of $613,609 at December 31, 2017 to reserve for the amount of estimated clawback consideration due to the FDIC under the Loss Share Agreements based on projected net losses. The sum of the historical and remaining projected losses and recoveries under one agreement was less than the clawback threshold due to the FDIC based on projected net losses.
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
Beginning January 1, 2016, minimum capital ratios are subject to a capital conservation buffer. In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, the Bank must hold a capital conservation buffer above its minimum risk-based capital requirements. This capital conservation buffer is calculated as the lowest of the differences between the actual CET1 ratio, Tier 1 Risk-Based Capital Ratio, and Total Risk-Based Capital Ratio and the corresponding minimum ratios. At December 31, 2016, the required minimum capital conservation buffer was 0.625% and will increase in subsequent years by 0.625% until it is fully phased in on January 1, 2019 at 2.50%. At December 31, 2017, the capital conservation buffers of FSC and the Bank were 4.36% and 4.28%, respectively.

The following tables sets forth the capital requirements for the Bank under FDIC regulations and the Bank’s capital ratios at December 31, 2017, and 2016:

Fidelity Bank	December 31, 2017		December 31, 2016
($ in thousands)	Amount	Percent	Amount	Percent
Common Equity Tier 1 Capital:
Actual	$355,580	8.78%	$337,337	8.58%
Minimum	182,245	4.50%	176,925	4.50%
Tier 1 Capital:
Actual	$371,407	9.17%	$352,601	8.97%
Minimum	243,014	6.00%	235,854	6.00%
Total Risk-Based Capital:
Actual	$487,149	12.03%	$468,234	11.91%
Minimum	323,956	8.00%	314,515	8.00%
Tier 1 Capital Leverage Ratio:
Actual		8.34%		8.14%
Minimum		4.00%		4.00%
The Company is not subject to the provisions of prompt corrective action. The FRB, as the primary regulator of FSC, has established minimum capital requirements as a function of its oversight of bank holding companies.
The following tables depict FSC’s capital ratios at December 31, 2017, and 2016, in relation to the minimum capital ratios established by the regulations of the FRB:

Fidelity Southern Corporation	December 31, 2017		December 31, 2016
($ in thousands)	Amount	Percent	Amount	Percent
Common Equity Tier 1 Capital:
Actual	$349,133	8.86%	$328,193	8.35%
Minimum	177,225	4.50%	176,870	4.50%
Tier 1 Capital:
Actual	$393,818	10.00%	$371,841	9.46%
Minimum	236,291	6.00%	235,840	6.00%
Total Risk-Based Capital:
Actual	$498,166	12.65%	$476,081	12.11%
Minimum	315,071	8.00%	314,504	8.00%
Tier 1 Capital Leverage Ratio:
Actual		8.85%		8.58%
Minimum		4.00%		4.00%
Generally, dividends that may be paid by the Bank to FSC are subject to certain regulatory limitations. In particular, under Georgia banking law applicable to Georgia state chartered commercial banks such as the Bank, the approval of the GDBF will be required if the total of all dividends declared in any calendar year by the Bank exceeds 50% of the Bank’s net profits for the prior year or if certain other provisions relating to classified assets and capital adequacy are not met. At December 31, 2017, and 2016, the Bank’s total shareholders’ equity was $423.0 million and $386.4 million, respectively. FSC invested no capital in the Bank during 2017 or 2016 in the form of capital infusions. In 2017, the Bank and LionMark paid dividends of $9.0 million and $1.5 million, respectively, to FSC. In 2016, the Bank and LionMark paid dividends of $4.8 million and $2.0 million, respectively, to FSC.
Also, under current Federal regulations, the Bank is limited in the amount it may loan to its non-bank affiliates, including FSC. As of December 31, 2017, and 2016, there were no loans outstanding from the Bank to FSC.
4. Investment Securities
Management’s primary objective in managing the investment securities portfolio includes maintaining a portfolio of high quality investments with competitive returns while providing for pledging and liquidity needs within overall asset and liability management parameters. The Company is required under federal regulations to maintain adequate liquidity to ensure safe and sound operations. As such, management regularly evaluates the investment portfolio for cash flows, the level of loan production, current interest rate risk strategies and the potential future direction of market interest rate changes. Individual investment securities differ in terms of default, interest rate, liquidity, and expected rate of return risk.

The following table summarizes the amortized cost and fair value of investment securities and the related gross unrealized gains and losses at December 31, 2017, and 2016:

	December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$22,182	$141	$(98)	$22,225
Municipal securities	9,318	340	(23)	9,635
SBA pool securities	13,031	6	(127)	12,910
Residential mortgage-backed securities	50,251	803	(76)	50,978
Commercial mortgage-backed securities	24,721	6	(354)	24,373
Total available-for-sale	$119,503	$1,296	$(678)	$120,121

Investment securities held-to-maturity:
Municipal securities	$8,588	$53	$—	$8,641
Residential mortgage-backed securities	9,100	99	(156)	9,043
Commercial mortgage-backed securities	4,001	—	—	4,001
Total held-to-maturity	$21,689	$152	$(156)	$21,685

	December 31, 2016
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$22,218	$227	$(40)	$22,405
Municipal securities	11,706	329	(54)	11,981
SBA pool securities	14,142	—	(230)	13,912
Residential mortgage-backed securities	64,141	1,584	(95)	65,630
Commercial mortgage-backed securities	30,987	—	(605)	30,382
Total available-for-sale	$143,194	$2,140	$(1,024)	$144,310

Investment securities held-to-maturity:
Municipal securities	$1,588	$—	$(52)	$1,536
Residential mortgage-backed securities	10,899	160	(157)	10,902
Commercial mortgage-backed securities	4,096	—	—	4,096
Total held-to-maturity	$16,583	$160	$(209)	$16,534
The Company held 19 and 21 investment securities available-for-sale that were in an unrealized loss position at December 31, 2017 and 2016, respectively. There were six and seven investment securities held-to-maturity that were in an unrealized loss position at December 31, 2017, and 2016, respectively.

The following table reflects the gross unrealized losses and fair values of the investment securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2017
	Less than 12 Months		12 Months or Longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$14,974	$(98)	$—	$—
Municipal securities	—	—	1,050	(23)
SBA pool securities	3,285	(42)	4,979	(85)
Residential mortgage-backed securities	1,835	(8)	5,383	(68)
Commercial mortgage-backed securities	10,051	(89)	12,360	(265)
Total available-for-sale	$30,145	$(237)	$23,772	$(441)

Investment securities held-to-maturity:
Residential mortgage-backed securities	$—	$—	$7,652	$(156)
Total held-to-maturity	$—	$—	$7,652	$(156)

	December 31, 2016
	Less than 12 Months		12 Months or Longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$10,050	$(40)	$—	$—
Municipal securities	3,380	(54)	—	—
SBA pool securities	13,912	(230)	—	—
Residential mortgage-backed securities	7,539	(65)	2,624	(30)
Commercial mortgage-backed securities	23,595	(605)	—	—
Total available-for-sale	$58,476	$(994)	$2,624	$(30)

Investment securities held-to-maturity:
Municipal securities	$1,536	$(52)	$—	$—
Residential mortgage-backed securities	8,065	(136)	930	(21)
Total held-to-maturity	$9,601	$(188)	$930	$(21)
At December 31, 2017, and 2016, the unrealized losses on investment securities related to market interest rate fluctuations since purchase and not credit losses. Management does not have the intent to sell the temporarily impaired securities and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost, which may be maturity. Accordingly, as of December 31, 2017, management has reviewed its portfolio for other-than-temporary-impairment and believes the impairment detailed in the table above is temporary. Therefore, no other-than-temporary impairment loss has been recognized in the Company’s Consolidated Statements of Comprehensive Income.

The amortized cost and fair value of investment securities at December 31, 2017 and 2016 are categorized in the following table by remaining contractual maturity. The amortized cost and fair value of securities not due at a single maturity (i.e., mortgage-backed securities) are shown separately and are calculated based on estimated average remaining life:

	December 31, 2017		December 31, 2016
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises
Due after one year through five years	$21,179	$21,160	$15,001	$15,112
Due after five years through ten years	1,003	1,065	7,217	7,293
Municipal securities
Due after one year through five years	1,503	1,488	431	448
Due after five years through ten years	2,753	2,877	3,961	4,070
Due after ten years	5,062	5,270	7,314	7,463
SBA pool securities
Due after five years through ten years	7,967	7,931	8,407	8,325
Due after ten years	5,064	4,979	5,735	5,587
Residential mortgage-backed securities	50,251	50,978	64,141	65,630
Commercial mortgage-backed securities	24,721	24,373	30,987	30,382
Total available-for-sale	$119,503	$120,121	$143,194	$144,310

Investment securities held-to-maturity:
Municipal securities
Due after five years through ten years	$1,588	$1,641	$—	$—
Due after ten years	7,000	7,000	1,588	1,536
Residential mortgage-backed securities	9,100	9,043	10,899	10,902
Commercial mortgage-backed securities	4,001	4,001	4,096	4,096
Total held-to-maturity	$21,689	$21,685	$16,583	$16,534
There were 6, 10, and 22 investment securities available-for-sale called, matured, paid off or sold during 2017, 2016, and 2015, respectively. For the investment securities available-for-sale called or sold during 2017, there were no gross gains or losses. For the investment securities available-for-sale called or sold during 2016, gross gains totaled $578,000 and no gross losses. For the investment securities available-for-sale called or sold during 2015, gross gains totaled $17,000 and $346,000 in gross losses.
There were no sales of nor transfers from investment securities held-to-maturity during 2017, or 2016. There were no transfers from investment securities available-for-sale to investment securities held-to-maturity in 2017 and 2016.
The following table summarizes the fair value of investment securities that were pledged as collateral at December 31, 2017, and 2016:

	December 31,
(in thousands)	2017	2016
Public deposits	$60,415	$103,104
Securities sold under repurchase agreements	19,485	19,183
Total pledged securities	$79,900	$122,287
5. Loans Held-for-Sale
Residential mortgage loans held-for-sale are carried at fair value and SBA and indirect automobile loans held-for-sale are carried at the lower of cost or fair value. The following table summarizes loans held-for-sale at December 31, 2017 and 2016:

	December 31,
(in thousands)	2017	2016
Residential mortgage loans at fair value	$269,140	$252,712
SBA	13,615	12,616
Indirect automobile	75,000	200,000
Total loans held-for-sale	$357,755	$465,328

During 2017 and 2016, the Company transferred $5.9 million and $4.6 million, respectively, to the held for investment residential mortgage portfolio.
The Company had residential mortgage loans held-for-sale with unpaid principal balances of $154.2 million and $188.5 million pledged to the FHLB at December 31, 2017 and 2016, respectively.
6. Loans
Loans outstanding, by class, are summarized in the following table at carrying value and include net unamortized costs of $35.9 million, and $35.5 million, at December 31, 2017, and 2016, respectively. Acquired loans represent previously acquired loans, which include $2.3 million and $15.9 million loans covered under Loss Share Agreements with the FDIC at December 31, 2017 and 2016, respectively. Legacy loans represent existing portfolio loans originated by the Bank prior to each acquisition, additional loans originated subsequent to each acquisition and Government National Mortgage Association ("GNMA") optional repurchase loans (collectively, “legacy loans”).

	December 31, 2017
	Loans		Total
(in thousands)	Legacy	Acquired
Commercial	$675,544	$135,655	$811,199
SBA	133,186	8,022	141,208
Total commercial loans	808,730	143,677	952,407

Construction	243,112	5,205	248,317

Indirect automobile	1,716,156	—	1,716,156
Installment loans and personal lines of credit	24,158	1,837	25,995
Total consumer loans	1,740,314	1,837	1,742,151
Residential mortgage	461,194	28,527	489,721
Home equity lines of credit	131,049	17,321	148,370
Total mortgage loans	592,243	45,848	638,091
Total loans	$3,384,399	$196,567	$3,580,966

	December 31, 2016
	Loans		Total
(in thousands)	Legacy	Acquired
Commercial	$601,557	$183,180	$784,737
SBA	143,339	6,440	149,779
Total commercial loans	744,896	189,620	934,516

Construction	225,795	13,115	238,910

Indirect automobile	1,575,865	—	1,575,865
Installment loans and personal lines of credit	26,291	6,934	33,225
Total consumer loans	1,602,156	6,934	1,609,090
Residential mortgage	346,512	40,070	386,582
Home equity lines of credit	107,390	25,776	133,166
Total mortgage loans	453,902	65,846	519,748
Total loans	$3,026,749	$275,515	$3,302,264
The Company has extended loans to certain officers and directors. The Company does not believe these loans involve more than the normal risk of collectability or present other unfavorable features when originated. None of the related party loans were classified as nonaccrual, past due, restructured, or potential problem loans at December 31, 2017 or 2016.
Nonaccrual Loans
The accrual of interest income is generally discontinued when a loan becomes 90 days past due. Past due status is based on the contractual terms of the loan agreement. A loan may be placed on nonaccrual status sooner if reasonable doubt exists as to the full, timely collection of principal or interest. When a loan is placed on nonaccrual status, previously accrued and uncollected interest on loans held for investment is reversed against current period interest income. If a borrower on a residential mortgage loan previously sold makes no payment for three consecutive months, the Company, as servicer, may exercise its option to repurchase the delinquent loan from its securitized loan pool in an amount equal to 100% of the loan’s remaining principal balance less the principal payments advanced to the pool prior to the buyback, in which case no previously accrued interest would be reversed since the loan was previously sold. Interest advanced to the pool prior to the buyback is capitalized for future reimbursement as part of the government guarantee. Subsequent interest collected on nonaccrual loans is recorded as a principal reduction. Nonaccrual loans are returned to accrual status when all contractually due principal and interest amounts are brought current and the future payments are reasonably assured.
Loans in nonaccrual status are presented by class of loans in the following table. Delinquent residential mortgage loans repurchased under the GMA optional repurchase program are included in nonaccrual loans although the Company’s loss exposure on these loans is mitigated by the government guarantee in whole or in part. Purchased credit impaired (“PCI”) loans are considered to be performing due to the application of the accretion method and are excluded from the table below:

	December 31,
(in thousands)	2017	2016
Commercial	$11,314	$8,488
SBA	2,503	5,664
Total commercial loans	13,817	14,152

Construction	4,520	6,408

Indirect automobile	1,912	1,276
Installment loans and personal lines of credit	440	581
Total consumer loans	2,352	1,857
Residential mortgage	23,169	10,860
Home equity lines of credit	3,154	2,081
Total mortgage loans	26,323	12,941
Total nonaccrual loans	$47,012	$35,358
If such nonaccrual loans had been on a full accrual basis, interest income that would have been recorded on these loans was approximately $2.2 million, $1.6 million, and $1.3 million, in 2017, 2016, and 2015, respectively. Residential mortgage loans on nonaccrual status include $19.5 million and $7.8 million in repurchased GNMA government-guaranteed loans at December 31, 2017 and 2016, respectively.
There were $6.3 million and $6.2 million in loans greater than 90 days delinquent and still accruing at December 31, 2017 and December 31, 2016, respectively, primarily consisting of nonaccrual loans in accruing PCI pools.
Accruing loans delinquent 30-89 days, 90 days or more (including PCI loans), and troubled debt restructured loans (“TDRs”) accruing interest, presented by class of loans at December 31, 2017 and 2016, were as follows:

	December 31, 2017			December 31, 2016
(in thousands)	Accruing Delinquent 30-89 Days	Accruing Delinquent 90 Days or More	TDRs Accruing	Accruing Delinquent 30-89 Days	Accruing Delinquent 90 Days or More	TDRs Accruing
Commercial	3,821	5,722	8,468	1,407	4,231	5,942
SBA	5,560	70	3,800	1,452	—	3,788
Construction	—	102	—	32	343	—
Indirect automobile	3,971	87	1,960	2,972	—	1,474
Installment loans and personal lines of credit	449	—	33	39	26	—
Residential mortgage	7,447	268	495	380	1,577	406
Home equity lines of credit	831	64	51	1,320	12	53
Total	$22,079	$6,313	$14,807	$7,602	$6,189	$11,663

TDR Loans
The following table presents TDRs that occurred during 2017 and 2016, along with the type of modification. Modified PCI loans are not removed from their accounting pool and accounted for as TDRs, even if those loans would otherwise be deemed TDRs.

	Year Ended December 31, 2017		Year Ended December 31, 2016
(in thousands)	Interest Rate	Term	Interest Rate	Term
Commercial	$2,753	$4,355	$—	$140
SBA	—	—	—	—
Construction	—	—	—	—
Indirect automobile	—	—	—	478
Installment loans and personal lines of credit	—	33	—	—
Residential mortgage	1,528	784	—	148
Home equity lines of credit	—	—	—	—
Total	$4,281	$5,172	$—	$766
During the year ended December 31, 2017, the amount of loans which were restructured in the previous twelve months and subsequently re-defaulted during 2017 was $2.9 million, consisting of commercial, indirect automobile loans, installment and mortgage loans. During the year ended December 31, 2016, $232,000 in loans were restructured in the previous twelve months and subsequently re-defaulted during 2016, which were commercial and indirect automobile loans. The Company defines subsequently redefaulted as a payment default (i.e., 30 days contractually due) within 12 months of the restructuring date.
The Company had TDRs with a balance of $20.7 million and $15.4 million at December 31, 2017 and 2016, respectively. There were net chargeoffs of TDR loans of $238,000 and net recoveries of $931,000 for the years ended December 31, 2017 and 2016, respectively. Net charge-offs/recoveries on such loans are factored into the rolling historical loss rate, which is used in the calculation of the allowance for loan losses.
The Company is not committed to lend additional amounts as of December 31, 2017, and did not commit to lend additional amounts in 2017, or 2016, to customers with outstanding loans classified as TDRs.
Pledged Loans
Presented in the following table is the unpaid principal balance of loans held for investment that were pledged to the Federal Home Loan Bank of Atlanta (“FHLB of Atlanta”) as collateral for borrowings under a blanket lien arrangement at December 31, 2017 and 2016:

	December 31,
(in thousands)	2017	2016
Commercial real estate	$242,695	$257,645
Home equity lines of credit	94,526	93,560
Residential mortgage	351,591	223,013
Total	$688,812	$574,218
Indirect automobile loans with an unpaid principal balance of approximately $330.0 million, and $311.4 million were pledged to the Federal Reserve Bank of Atlanta (“FRB”) at December 31, 2017 and 2016, respectively, as collateral for potential Discount Window borrowings under a blanket lien arrangement.

Legacy Impaired Loans
The following tables present by class the unpaid principal balance, recorded investment, and related allowance for impaired legacy loans and acquired non PCI loans at December 31, 2017 and 2016. Legacy impaired loans include all TDRs and all other nonaccrual loans, excluding nonaccrual loans below the Company’s specific review threshold.

	December 31, 2017			December 31, 2016
(in thousands)	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance
Impaired Loans with Allowance
Commercial	$11,877	$11,824	$839	$17,337	$14,412	$993
SBA	6,634	5,664	294	4,671	1,956	156
Construction	—	—	—	—	—	—
Indirect automobile	—	—	—	—	—	—
Installment loans and personal lines of credit	343	290	219	283	235	235
Residential mortgage	4,838	4,799	616	3,178	3,117	703
Home equity lines of credit	831	745	633	1,279	1,171	333
Loans	$24,523	$23,322	$2,601	$26,748	$20,891	$2,420

	December 31, 2017		December 31, 2016
(in thousands)	Unpaid Principal Balance	Recorded Investment (1)	Unpaid Principal Balance	Recorded Investment (1)
Impaired Loans with No Allowance
Commercial	$14,839	$12,509	$7,267	$5,888
SBA	1,815	1,133	9,135	8,045
Construction	5,995	4,520	7,875	6,394
Indirect automobile	—	—	—	—
Installment loans and personal lines of credit	1,445	163	1,445	163
Residential mortgage	21,955	21,398	9,464	9,347
Home equity lines of credit	2,452	2,318	1,149	749
Loans	$48,501	$42,041	$36,335	$30,586
(1) The primary difference between the unpaid principal balance and recorded investment represents charge-offs previously taken; it excludes accrued interest receivable due to materiality. Related allowance is calculated on the recorded investment, not the unpaid principal balance.
Included in impaired loans with no allowance are $19.5 million and $7.8 million in government-guaranteed residential mortgage loans at December 31, 2017 and 2016, respectively. These loans are collateralized by first mortgages on the underlying real estate collateral and are individually reviewed for a specific allowance. The Company's loss exposure on the repurchased government-guaranteed loans is mitigated by the government guarantee in whole or in part.
The average recorded investment in impaired loans and interest income recognized for 2017, 2016, and 2015, by class, are summarized in the table below. Impaired loans include legacy impaired loans, which include all TDRs, and all other nonaccrual loans.

	For the Year Ended
	December 31, 2017		December 31, 2016		December 31, 2015
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$23,098	$658	$16,915	$819	$21,641	$709
SBA	7,770	221	11,574	407	14,594	586
Construction	5,500	184	5,709	290	6,810	37
Indirect automobile	2,616	264	2,117	234	1,829	284
Installment loans and personal lines of credit	473	194	422	120	473	128
Residential mortgage	18,657	548	7,970	174	4,789	112
Home equity lines of credit	2,549	104	1,204	117	840	63
Total	$60,663	$2,173	$45,911	$2,161	$50,976	$1,919

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
Indirect automobile loans typically receive a risk rating only when being downgraded to an adverse rating which typically occurs when payments of principal and interest are greater than 90 days past due. The Company uses a number of factors, including FICO scoring, to help evaluate the likelihood consumer borrowers will pay their credit obligations as agreed. The weighted-average FICO score for the indirect automobile portfolio was 762 at December 31, 2017 and 752 at December 31, 2016.
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

•	Loss – Loss assets are considered uncollectable and of such little value that their continuance as recorded assets is not warranted.
The following tables present the recorded investment in loans, by loan class, and risk rating category, as of December 31, 2017 and 2016:

(in thousands)	December 31, 2017
Asset Rating	Commercial	SBA	Construction	Indirect Automobile	Installment loans and personal lines of credit	Residential Mortgage	Home Equity Lines of Credit	Total
Pass	$758,271	$129,629	$235,987	$—	$25,229	$461,650	$145,082	$1,755,848
Special Mention	21,264	6,847	7,699	—	231	—	—	36,041
Substandard	31,664	4,732	4,631	4,972	535	28,071	3,288	77,893
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
	811,199	141,208	248,317	4,972	25,995	489,721	148,370	1,869,782
Ungraded Performing	—	—	—	1,711,184	—	—	—	1,711,184
Total	$811,199	$141,208	$248,317	$1,716,156	$25,995	$489,721	$148,370	$3,580,966

(in thousands)	December 31, 2016
Asset Rating	Commercial	SBA	Construction	Indirect Automobile	Installment loans and personal lines of credit	Residential Mortgage	Home Equity Lines of Credit	Total
Pass	$721,133	$131,047	$229,978	$—	$32,521	$368,492	$129,847	$1,613,018
Special Mention	31,040	10,997	615	—	45	2,759	550	46,006
Substandard	32,564	7,735	8,317	4,003	659	15,331	2,769	71,378
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
	784,737	149,779	238,910	4,003	33,225	386,582	133,166	1,730,402
Ungraded Performing	—	—	—	1,571,862	—	—	—	1,571,862
Total	$784,737	$149,779	$238,910	$1,575,865	$33,225	$386,582	$133,166	$3,302,264

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
There were no acquisitions in 2017. The tables below show the balances acquired during 2016 for these two subsections of the portfolio as of the acquisition date:
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
The carrying amount and outstanding balance at December 31, 2017 of the PCI loans from acquisitions prior to 2017 was $26.6 million and $35.3 million, respectively. The carrying amount and outstanding balance of the PCI loans from acquisitions in 2016 and before was $37.3 million and $48.9 million, respectively, at December 31, 2016.
Changes in accretable yield, or income expected to be collected on PCI loans at December 31, 2017 and 2016, were as follows:

	December 31,
(in thousands)	2017	2016
Beginning balance	$4,403	$3,797
Increase due to acquired loans	—	92
Accretion of income	(2,950)	(1,883)
Other activity, net (1)	1,552	2,397
Ending balance	$3,005	$4,403
(1) Includes changes in cash flows expected to be collected due to changes in timing of liquidation events, prepayment assumptions, etc.
7. Allowance for Loan Losses
A summary of changes in the ALL by loan portfolio type is as follows:

	For the Year Ended December 31, 2017
(in thousands)	Commercial Loans
	Commercial	SBA	Construction	Consumer	Mortgage	Unallocated	Total
Beginning balance	$9,331	$1,978	$2,176	$9,812	$5,755	$779	$29,831
Charge-offs	(2,824)	(221)	(13)	(5,978)	(43)	—	(9,079)
Recoveries	2,587	61	911	1,242	99	—	4,900
Net (charge-offs) / recoveries	(237)	(160)	898	(4,736)	56	—	(4,179)
Decrease in FDIC indemnification asset	(155)	—	—	—	—	—	(155)
Provision for loan losses (1)	(1,093)	150	(678)	5,682	117	97	4,275
Ending balance	$7,846	$1,968	$2,396	$10,758	$5,928	$876	$29,772

	For the Year Ended December 31, 2016
(in thousands)	Commercial Loans
	Commercial	SBA	Construction	Consumer	Mortgage	Unallocated	Total
Beginning balance	$8,582	$2,433	$1,711	$8,668	$4,294	$776	$26,464
Charge-offs	(2,349)	(387)	—	(5,233)	(1,047)	—	(9,016)
Recoveries	923	82	2,157	1,486	201	—	4,849
Net (charge-offs) / recoveries	(1,426)	(305)	2,157	(3,747)	(846)	—	(4,167)
Increase (decrease) in FDIC indemnification asset	331	—	(1,145)	93	24	—	(697)
Provision for loan losses (1)	1,844	(150)	(547)	4,798	2,283	3	8,231
Ending balance	$9,331	$1,978	$2,176	$9,812	$5,755	$779	$29,831

	For the Year Ended December 31, 2015
(in thousands)	Commercial Loans
	Commercial	SBA	Construction	Consumer	Mortgage	Unallocated	Total
Beginning balance	$10,152	$3,015	$1,486	$6,591	$3,475	$731	$25,450
Charge-offs	(1,275)	(313)	—	(4,399)	(187)	—	(6,174)
Recoveries	195	227	1,265	1,372	48	—	3,107
Net (charge-offs) / recoveries	(1,080)	(86)	1,265	(3,027)	(139)	—	(3,067)
(Decrease) increase in FDIC indemnification asset	(50)	—	(101)	36	(155)	—	(270)
Provision for loan losses (1)	(440)	(496)	(939)	5,068	1,113	45	4,351
Ending balance	$8,582	$2,433	$1,711	$8,668	$4,294	$776	$26,464
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
The following tables present, by loan portfolio type, the balance in the ALL disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans:

	December 31, 2017
	Commercial Loans
(in thousands)	Commercial	SBA	Construction	Consumer	Mortgage	Unallocated	Total
Individually evaluated	$839	$294	$—	$219	$1,249	$—	$2,601
Collectively evaluated	6,935	1,674	2,371	10,539	4,567	876	26,962
Acquired with deteriorated credit quality	72	—	25	—	112	—	209
Total ALL	$7,846	$1,968	$2,396	$10,758	$5,928	$876	$29,772

Individually evaluated	24,333	6,797	4,520	453	29,260	—	65,363
Collectively evaluated	766,143	133,955	243,344	1,741,635	603,895	—	3,488,972
Acquired with deteriorated credit quality	20,723	456	453	63	4,936	—	26,631
Total loans	$811,199	$141,208	$248,317	$1,742,151	$638,091	$—	$3,580,966

	December 31, 2016
	Commercial Loans
(in thousands)	Commercial	SBA	Construction	Consumer	Mortgage	Unallocated	Total
Individually evaluated	$993	$156	$—	$235	$1,036	$—	$2,420
Collectively evaluated	8,101	1,822	2,151	9,570	4,705	779	27,128
Acquired with deteriorated credit quality	237	—	25	7	14	—	283
Total ALL	$9,331	$1,978	$2,176	$9,812	$5,755	$779	$29,831

Individually evaluated	$20,300	$13,331	$6,394	$398	$14,384	$—	$51,477
Collectively evaluated	738,297	122,662	229,907	1,592,261	513,821	—	3,213,532
Acquired with deteriorated credit quality	26,140	532	2,609	209	7,765	—	37,255
Total loans	$784,737	$149,779	$238,910	$1,592,868	$535,970	$—	$3,302,264
The determination of the overall allowance for credit losses has two components, the allowance for originated loans and the allowance for acquired loans.
Total loans includes acquired loans of $196.6 million, and $275.5 million, at December 31, 2017, and 2016, respectively, which were recorded at fair value when acquired. The ALL for acquired loans is evaluated at each reporting date subsequent to acquisition. For acquired performing loans, an allowance is determined for each loan pool using a methodology similar to that used for originated loans and then compared to the remaining fair value discount for that pool. For PCI loans, decreases in cash flows expected to be collected is generally recognized by recording an allowance for loan losses. Subsequent increases in cash flows result in a reversal of the allowance for loan losses to the extent of prior charges, or in the prospective recognition of interest income.
8. Other Real Estate and Property Acquired in the Settlement of Loans
The following table summarizes ORE and personal property acquired in the settlement of loans, the latter of which is included in other assets on the Consolidated Balance Sheets. There were no ORE amounts covered under Loss Share Agreements with the FDIC at December 31, 2017. At December 31, 2016, the amounts reported included ORE covered under Loss Share Agreements with the FDIC of $573,000.

	December 31,
(in thousands)	2017	2016
ORE, net	$7,621	$14,814
Personal property acquired in the settlement of loans	2,392	2,274
Total	$10,013	$17,088
The following table segregates the ORE by type:

	December 31,
(in thousands)	2017	2016
Commercial	$1,422	$6,625
Residential	258	1,514
Undeveloped property	5,941	6,675
Total ORE, net	$7,621	$14,814
The following table summarizes the changes in ORE for 2017, and 2016:

	For the Year Ended December 31,
(in thousands)	2017	2016
Beginning balance	$14,814	$18,677
ORE acquired in acquisition	—	809
Transfers of loans to ORE	2,127	7,120
Sales	(8,262)	(10,702)
Write-downs	(1,058)	(1,090)
Ending balance	$7,621	$14,814

The recorded investment of residential mortgage loans held for investment formally in the process of foreclosure proceedings was approximately $3.0 million, and $2.0 million, at December 31, 2017, and 2016, respectively.
9. Premises and Equipment
Premises and equipment are summarized as follows:

	December 31,
(in thousands)	2017	2016
Land	$30,860	$30,619
Buildings and improvements	63,983	61,462
Furniture, fixtures, and equipment	35,161	34,259
Subtotal	130,004	126,340
Less accumulated depreciation and amortization	(41,541)	(38,425)
Premises and equipment, net	$88,463	$87,915
Depreciation and amortization expense totaled $4.4 million for 2017, and $5.0 million for each of the years 2016 and 2015.
10. Deposits
The following table summarizes total deposits by category:

	December 31, 2017		December 31, 2016
($ in thousands)	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand deposits	$1,125,598	29.1%	$964,900	26.6%
Interest-bearing deposits:
Demand and money market	1,498,707	38.8	1,214,382	33.5
Savings deposits	318,749	8.2	399,754	11.0
Time deposits	860,613	22.3	923,565	25.4
Brokered time deposits	63,533	1.6	127,993	3.5
Total deposits	$3,867,200	100.0%	$3,630,594	100.0%
Brokered time deposits are obtained under master certificates through investment banking firms.
At December 31, 2017, the aggregate scheduled remaining maturities for all time deposits (deposits with stated maturities, consisting primarily of certificates of deposit, and IRAs including brokered time deposits) were as follows:

(in thousands)	Total Time Deposits
Scheduled remaining maturity:
2018	$717,851
2019	140,680
2020	34,264
2021	23,878
2022	7,138
Thereafter	335
Total time deposits	$924,146
11. Borrowings
Short-term borrowings
Short-term borrowings mature either overnight or have a remaining fixed maturity not to exceed one year. The following schedule details the Company’s short-term borrowings:

	December 31,
($ in thousands)	2017	2016
Repurchase agreements at an average period-end rate of 0.19% and 0.16% for 2017 and 2016, respectively	$25,580	$18,351
FHLB Fixed Rate Credit Advances with interest rates ranging from 1.41% to 1.42%, and 0.51% to 0.74%, for 2017 and 2016, respectively	125,000	225,000
Total short-term borrowings	$150,580	$243,351

Repurchase agreements consist primarily of balances in the transaction accounts of commercial customers swept nightly to an overnight investment account. All short-term repurchase agreements are collateralized with investment securities consisting of municipal securities and residential mortgage backed securities. The Company regularly monitors the liquidity and market value of the pledged collateral and may be obligated to provide additional collateral based on the fair value of the underlying securities and/or deposit amounts.
Term fixed rate advances with the FHLB are collateralized with pledged qualifying real estate loans or investment securities subject to a prepayment penalty. Term fixed rate advances outstanding at December 31, 2017, and 2016, had remaining terms less than one year.
At December 31, 2017, and 2016, the Company had a line of credit with the FHLB, set to a percentage of total assets, to borrow additionally up to approximately $490.7 million, and $331.5 million, respectively, with a maximum term up to 20 years. The available borrowing amounts are based on collateral available under a blanket lien arrangement and its holdings of FHLB stock. The Company increases or decreases its holdings of FHLB stock based on the level of FHLB borrowings. The Company had approximately $205.0 million, and $185.0 million, in unsecured federal funds lines available with various financial institutions as of December 31, 2017, and 2016, respectively.
The Company also maintains levels of free securities available for liquidity and additional pledging requirements which totaled $58.2 million, and $37.8 million, as of December 31, 2017, and 2016, respectively.
Additionally, the FRB discount window available borrowing capacity is based on its available collateral which consists of indirect automobile loans pledged under a blanket lien arrangement was $236.5 million, and $248.5 million, as of December 31, 2017, and 2016, respectively. The Company considers the availability under the FRB discount window as a source of short-term funding under unforeseen circumstances and not as a permanent borrowing source.
Additional information on the Company’s short-term borrowings is shown in the table below:

($ in thousands)	2017	2016	2015
Outstanding at December 31,	$150,580	$243,351	$209,730
Maximum month-end outstanding balance	266,439	352,603	303,521
Average daily outstanding balance	134,425	262,674	215,685
Average rate during the year	0.76%	0.54%	0.28%
Average rate at year end	1.21%	0.58%	0.37%
Subordinated debt
Subordinated debt outstanding at the periods indicated is summarized as follows:

	December 31,
($ in thousands)	2017	2016
Subordinated Debt:
Floating rate 30-year capital securities with interest adjusted and paid quarterly at three-month LIBOR plus 3.10%, with a rate of 4.77% and 4.10%	$15,464	$15,464
Floating rate 30-year capital securities with interest adjusted and paid quarterly at three-month LIBOR plus 1.89%, with a rate of 3.49% and 2.88%	10,310	10,310
Floating rate 30-year capital securities with interest adjusted and paid quarterly at three-month LIBOR plus 1.40%, with a rate of 2.99% and 2.36%	20,619	20,619
Subordinated notes at an annual fixed rate of 5.875% until May 31, 2025 with interest paid semiannually until June 1, 2025, thereafter, at a floating rate equal to three-month LIBOR plus 3.63% from June 1, 2025 to May 31, 2030, with interest paid quarterly until maturity	75,000	75,000
Principal amount of subordinated debt	121,393	121,393
Less unamortized debt issuance costs	806	939
Subordinated debt, net	$120,587	$120,454
Neither the Company or the Bank had any advances or repayments of subordinated debt during 2017. On May 29, 2015, the Bank issued $75.0 million in aggregate principal amount of subordinated notes (the “Notes”). The Notes are due May 31, 2030 and bear a fixed rate of interest of 5.875% per year until May 31, 2025. From June 1, 2025 to the maturity date, the interest rate will be a floating rate equal to the three-month LIBOR plus 363 basis points. Interest on the Notes is payable semiannually beginning December 1, 2015 through June 1, 2025 and payable quarterly from September 1, 2025 through the maturity date. The Notes were priced at 100% of their par value. The Notes are callable by the Bank at their par value in whole or in part on June 1, 2025 or any interest payment date thereafter. The Notes contain certain restrictions on the merger or consolidation of the Company or the sale or transfer of its assets into another entity. In addition, notice shall be provided to the debt holders for certain events, including minimum leverage ratio and other regulatory events. At December 31, 2017, and 2016, the Company was in compliance with all covenants and provisions of the Notes. The Notes qualify as Tier 2 regulatory capital for the Bank and the Company.
All subordinated debt, a total of $121.4 million, matures more than five years after December 31, 2017 with no other long term debt maturing within the next five years. Subordinated debt of $75.0 million, $15.5 million, $10.3 million, and $20.6 million, will mature in 2030, 2033, 2035, and 2037, respectively.
The Company has three business trust subsidiaries that are variable interest entities: Fidelity Southern Statutory Trust I (“FSSTI”), Fidelity Southern Statutory Trust II (“FSSTII”), and Fidelity Southern Statutory Trust III (“FSSTIII”) (collectively, the “Trust Subsidiaries”). The $1.4 million in common securities issued by the Trust Subsidiaries were all purchased by the Company, and are classified by the Company as other assets.
Trust preferred securities totaling $45.0 million are classified as subordinated debt and were sold to third-party investors. In addition, the $1.4 million borrowed from the Trust Subsidiaries to purchase their respective common securities is classified as subordinated debt. The trust preferred securities are redeemable in whole, or in part at a redemption price of 100% by the Trust Subsidiaries. The trust preferred security holders may only terminate the business trusts under defined circumstances such as default, dissolution, or bankruptcy. The trust preferred security holders and other creditors, if any, have no recourse to the Company and may only look to the assets of each Trust Subsidiary to satisfy all debts and obligations.
There was no indebtedness to directors, executive officers, or principal holders of equity securities in excess of 5% of shareholders’ equity at December 31, 2017, or 2016, respectively.
12. Income Tax
The components of income tax expense for the years ended December 31, 2017, 2016, and 2015, were as follows:

	For the Years Ended December 31,
(in thousands)	2017	2016	2015
Current:
Federal	$12,487	$13,493	$14,868
State	539	640	896
Total current taxes	13,026	14,133	15,764
Deferred:
Federal	1,467	6,279	5,344
State	766	1,731	1,186
Total deferred taxes	2,233	8,010	6,530
Total income tax expense	$15,259	$22,143	$22,294
A reconciliation of income tax expense computed at the statutory federal income tax rate to actual income tax expense is presented in the following table for the years ended December 31, 2017, 2016, and 2015:

	For the Years Ended December 31,
	2017		2016		2015
($ in thousands)	Amount	%	Amount	%	Amount	%
Taxes at statutory rate	$19,269	35.0%	$21,318	35.0%	$21,500	35.0%
Increase (reduction) in income taxes resulting from:
State income tax, net of credits and Federal income tax	771	1.4	1,541	2.5	1,353	2.2
Employee compensation and benefit plans, net	(211)	(0.4)	(654)	(1.0)	(630)	(1.0)
Tax exempt interest income	(167)	(0.3)	(230)	(0.4)	(244)	(0.4)
Benefit due to enactment of federal tax reform	(4,903)	(8.9)	—	—	—	—
Other, net	500	0.9	168	0.3	315	0.5
Income tax expense	$15,259	27.7%	$22,143	36.4%	$22,294	36.3%
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
The Tax Cuts and Jobs Act ("Tax Act"), which was enacted on December 22, 2017, made significant changes to the U.S. tax law, including the reduction of the corporate income tax rate from 35% to 21%. As a result of enactment, we remeasured our deferred tax assets and liabilities based upon the newly enacted U.S. statutory federal income tax rate of 21%, which is the tax rate at which these assets and liabilities are expected to reverse in the future and, as noted above, recognized a tax benefit related to the remeasurement of $4.9 million.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. As such, the company's financial results reflect the income tax effects of the Tax Act for which the accounting under ASC 740 is complete and provision amounts for those specific income tax effects of the Tax Act for which the accounting under ASC 740 is incomplete but a reasonable estimate could be determined. As additional information becomes available and additional analysis is completed, the estimate of the of the deferred tax assets and liabilities may change, which could impact the remeasurement of the deferred tax balances. Any adjustment would be recorded as an adjustment to the provision for income taxes in 2018 in the period the amounts are determined.
As of December 31, 2017, and 2016, net deferred income tax liabilities totaling $7.0 million, and $5.0 million, respectively, are recorded on the Company’s Balance Sheet. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2017, and 2016, are presented in the table below:

	December 31,
	2017		2016
(in thousands)	Assets	Liabilities	Assets	Liabilities
Allowance for loan losses	$7,575	$—	$11,571	$—
Mortgage servicing rights	—	21,566	—	26,857
Accelerated depreciation	—	1,637	—	2,721
Deferred loan fees, net	553	—	2,433	—
Deferred compensation	2,334	—	2,541	—
ORE	317	—	524	—
State tax carryforward	2,312	—	1,724	—
Unrealized gains on investment securities available-for-sale	—	159	—	424
Stock benefits/compensation	1,032	—	1,580	—
FDIC acquired assets	306	—	331	—
Loan mark-to-market adjustment	479	—	1,088	—
Net operating losses	1,497	—	2,708	—
Deductible prepaids	—	333	—	214
Other	660	379	1,179	504
Total	$17,065	$24,074	$25,679	$30,720

Net deferred tax liability	$(7,009)		$(5,041)
Based on management’s belief that it is more likely than not that all net deferred tax asset benefits will be realized, there was no valuation allowance at December 31, 2017, and 2016. At December 31, 2017, the Company had $2.3 million in state tax credit carryforwards which expire between 2018 and 2025. There is a federal net operating losses of $7.1 million that will begin to expire in 2030. There are also state net operating losses of approximately $12.6 million that begin expiring in 2029.
The Company is subject to the possibility of a tax audit in numerous jurisdictions in the U.S. until the applicable expiration of the statutes of limitations. For federal and state purposes, the Company is no longer subject to tax examinations by tax authorities for tax years before 2014.
There were no unrecognized tax benefits at December 31, 2017, or 2016 that, if recognized, would affect the Company’s effective tax rate.
13. Employee Benefits
Fidelity maintains various benefit plans for its employees. The Company maintains a 401(k) defined contribution retirement savings plan (the “Plan”) for employees age 21 or older. Employees’ contributions to the Plan are voluntary, and the Company matches 50% of the first 6% of participants’ contributions in the Company's common stock, which is immediately transferable. For the years ended December 31, 2017, 2016, and 2015, the Company contributed $2.4 million, $2.0 million, and $1.5 million, respectively, net of forfeitures, to the Plan.
The Fidelity Southern Corporation Equity Incentive Plan (the “2006 Incentive Plan”), as amended, permits the grant of stock options, stock appreciation rights, restricted stock, and other incentive awards. The maximum number of shares of common stock that may be issued under the 2006 Incentive Plan is 5,000,000 shares, all of which may be stock options, but not to exceed 1,000,000 shares other than stock options. Generally, no award shall be exercisable or become vested or payable more than 10 years after the date of grant. Options granted under the 2006 Incentive Plan vest ratably over the service period. As permissible under the 2006 Incentive Plan, shares are added back into the 2006 Incentive Plan if they have been forfeited, expired, or withheld for tax purposes. As of December 31, 2017, there were 1,851,866 shares available to be issued under the 2006 Incentive Plan, including 6,546 shares available to be issued for incentive awards other than stock options. The Company’s policy is to issue shares from the Company’s authorized and unissued shares to satisfy incentive awards.
Compensation expense related to share-based payments totaled $4.6 million, $3.5 million, and $1.5 million, for the years ended December 31, 2017, 2016, and 2015, respectively. The Company realized a tax benefit of $353,000, $170,000, and $366,000, from options exercised during the years ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017, there was $9.6 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the 2006 Incentive Plan. The cost is expected to be recognized over a weighted average period of 2.0 years.
Stock Options
The fair value of each option award is estimated as of the grant date using the Black-Scholes option pricing model, which discounts the value of each option’s estimated future cash flow using certain assumptions outlined in the table below:

	For the Years Ended December 31,
	2017	2016	2015
Weighted average fair value per share of awards issued	$4.97	$4.72	$6.20
Assumptions:
Expected volatility	28.65%	29.41%	52.70%
Expected dividends	2.05%	2.69%	2.38%
Risk-free rate	1.71%	1.35%	1.36%
Expected term (years)	4.5	4.4	4.5
Expected forfeiture rate	—%	—%	5.00%
The expected volatility assumption is based on the historical volatility of the Company’s common stock. The expected dividend yield is estimated using the current annual dividend level and the most recent stock price of the Company’s common stock at the date of grant. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term represents the period of time that the options granted are expected to be outstanding in years. Beginning January 1, 2016, the Company began accounting for forfeitures as incurred.
A summary of stock option activity for 2017, 2016, and 2015, is presented below:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2014	554,998	$12.12
Granted	70,000	16.82
Exercised	(150,999)	10.18	$1,557
Forfeited or expired	(22,000)	13.94
Outstanding at December 31, 2015	451,999	13.41
Granted	395,000	17.87
Exercised	(78,666)	11.83	735
Forfeited or expired	(21,000)	14.88
Outstanding at December 31, 2016	747,333	15.89
Granted	562,500	23.38
Exercised	(222,676)	13.86	1,937
Forfeited or expired	(20,000)	23.45
Outstanding at December 31, 2017	1,067,157	$20.12	$2,648	3.67

Exercisable at December 31, 2015	167,999	$11.03
Exercisable at December 31, 2016	184,671	12.68
Exercisable at December 31, 2017	182,350	15.95	$1,066	2.46

Vested and expected to vest at December 31, 2015	437,799	$13.36
Vested and expected to vest at December 31, 2016	747,333	15.89
Vested and expected to vest at December 31, 2017	1,067,157	20.12	$2,648	3.67
(1)Aggregate intrinsic value is in thousands and is based on the market price as of the period ending date

The fair value of stock options vested in 2017, 2016, and 2015 was $764,000, $333,000, and $359,000, respectively.
Restricted Stock
A summary of the status of the Company’s restricted stock activity for 2017, 2016, and 2015 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2014	278,581	$8.13
Granted	9,599	8.82
Vested	(125,297)	7.79
Forfeited	(5,000)	4.44
Outstanding at December 31, 2015	157,883	8.02
Granted	318,197	16.85
Vested	(113,580)	7.76
Forfeited	(2,500)	6.15
Outstanding at December 31, 2016	360,000	15.92
Granted	284,948	22.98
Vested	(155,496)	13.47
Forfeited	(10,000)	6.15
Outstanding at December 31, 2017	479,452	21.11
The shares of restricted stock granted under the 2006 Incentive Plan during the last three years were comprised of service-based shares, which were awarded to numerous individuals based on years of service, and shares issued for certain executives and senior managers. During the years ended December 31, 2017, 2016, and 2015, the Company awarded 5,494 shares, 18,197 shares, and 9,599 shares, respectively, for service awards which vested immediately.
The market price of the Company’s common stock at the date of grant is used to estimate the fair value of the restricted stock awards. Compensation expense for the restricted stock awards is generally equal to the fair value of the restricted stock awards and is amortized to compensation expense over the vesting period of each award.
The Company recorded compensation expense of $120,000, $115,000, and $85,000 during 2017, 2016, and 2015, respectively, associated with these shares. Dividends are paid on awarded, unvested restricted stock.
During the year ended December 31, 2017, the Company granted 279,454 restricted shares of common stock at an average fair value of $23.43 per share to certain executives and senior managers, which vest ratably over three years. During the year ended December 31, 2016, the Company granted 300,000 restricted shares of common stock at a fair value of $17.87 per share to certain executives and senior managers, which vest ratably over three years. There was no restricted stock granted to executives or senior managers during 2015.
The fair value of restricted stock vested in 2017, 2016, and 2015 was $2.2 million, $897,000, and $998,000, respectively.
Salary Continuation Agreements
On December 23, 2014, the Company entered into Salary Continuation Agreements ("SERP Agreements") with certain key officers, which became effective as of January 1, 2015. These agreements are unfunded, noncontributory and are nonqualified under Section 401 of the Internal Revenue Code. The SERP Agreements provide defined benefits based on years of service and salary and are subject to a vesting schedule. The benefits are entirely unvested until the tenth anniversary of employment and vest 20% per year thereafter.
The total liability associated with the SERP Agreements at December 31, 2017, and 2016 was $5.2 million and $3.4 million, respectively. Service and interest costs recognized in salaries and employee benefits in the Consolidated Statements of Comprehensive Income totaled $1.7 million for each of the years ended December 31, 2017, 2016, and 2015 . There were no cash payments under the SERP Agreements during 2017 or 2016. The plan is not currently funded.

The following table is an estimate of the benefits that will be paid in accordance with the SERP Agreements during the indicated time periods:

(in thousands)	Amount
2018	$—
2019	—
2020	5,736
2021	—
2022	125
Thereafter	12,008
Total estimated benefit payments	$17,869
At December 31, 2017 and 2016, the present value of the remaining SERP Agreements obligation was $11.5 million and $11.4 million and the discount rate to calculate the present value was 3.84% and 4.05%, respectively.
14. Commitments and Contingencies
The approximate future minimum rental commitments, before considering renewal options that generally are present, as of December 31, 2017, under the Company’s noncancelable operating leases with initial or remaining terms in excess of one year are shown in the following table:

(in thousands)	Amount
2018	$5,539
2019	4,586
2020	4,066
2021	3,084
2022	1,568
Thereafter	1,055
Total	$19,898
Many of these leases provide for periodic adjustment of rentals based on changes in various economic indicators while others also include renewal options and escalation clauses under various terms.
Rental expense for all leases amounted to $5.6 million, $5.0 million, and $4.8 million in 2017, 2016, and 2015, respectively.
Due to the nature of their activities, the Company and its subsidiaries are at times engaged in various legal proceedings that arise in the normal course of business, some of which were outstanding at December 31, 2017. Although the ultimate outcome of all claims and lawsuits outstanding as of December 31, 2017 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.
The FRB requires that banks maintain cash on hand and reserves in the form of average deposit balances at the FRB based on the Bank’s average deposits. At December 31, 2017, and 2016, the Bank exceeded the FRB required reserve balance.

15. Shareholders’ Equity
Shareholders’ equity at December 31, 2017 and 2016, was $401.6 million and $362.6 million, respectively. The $39.0 million increase in shareholders’ equity over December 31, 2016 was primarily attributable to net income earned of $39.8 million, and common stock issuance under employee programs of $12.2 million during 2017; offset by cash dividends declared on common shares during 2017 of $12.7 million.
At December 31, 2015, as a result of the Company’s participation in the U.S. Treasury Capital Purchase Program, there was a Warrant outstanding with the ability to purchase 1,000,000 shares of the Company's common stock, respectively, as adjusted for dividends. During 2016, the Company received Warrant exercise notices for cash exercises, resulting in the issuance of 1,000,000 shares of common stock, for an aggregate $2.7 million. At December 31, 2017, and 2016, there was no Warrant outstanding.
On May 5, 2017, the Company filed a shelf registration statement with the SEC for up to $100.0 million of common stock, preferred stock, warrants, or debt securities, to be issued from time to time for general corporate purposes which may include funding bank and non-bank subsidiaries, financing business expansion, or refinancing or extending the maturity of debt obligations and investments at the holding company level. The amount was available to be issued as of June 15, 2017, which was the date that the SEC issued a Notice of Effectiveness. As of December 31, 2017, the Company has not issued any securities under the shelf registration statement.

Earnings per common share (“EPS”) were calculated as follows:

	For the Years Ended December 31,
(in thousands, except per share data)	2017	2016	2015
Net income	$39,796	$38,766	$39,135

Weighted average common shares outstanding – basic(1)	26,602	25,497	22,137
Effect of dilutive stock options and warrants(2)	120	317	1,726
Weighted average common shares outstanding – diluted	26,722	25,814	23,863

EPS:
Basic	$1.50	$1.52	$1.77
Diluted	$1.49	$1.50	$1.64
(1) Includes participating securities related to unvested restricted stock awards, net of forfeitures during the period
(2) Effect of dilutive stock options and warrants includes the dilutive effect of additional potential common shares issuable under contracts
As of December 31, 2017, 2016, and 2015, there were 542,500, 456,666, and 170,000, common stock options which were not included in the potentially dilutive stock options and warrants, respectively. These shares were not included in the computation of diluted EPS because they were anti-dilutive in the period (i.e., the options’ exercise price was greater than the average market price of the common shares for the given period).
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
The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumption used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument. Because mortgage loans held-for-sale are generally sold within a few weeks of origination, they are unlikely to demonstrate any of the credit weaknesses discussed above and as a result, the amount of any credit related adjustments to fair value during the years ended December 31, 2017 and 2016 was insignificant.

Recurring Fair Value Measurements
The following tables present certain information regarding financial assets measured at fair value on a recurring basis at December 31, 2017 and 2016. There were no transfers between Level 1, 2, and 3 during the year ended December 31, 2017:

		Fair Value Measurements at December 31, 2017
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale	$120,121	$—	$120,121	$—
Mortgage loans held-for-sale	269,140	—	269,140	—
Other assets(1)	4,168	—	—	4,168
Other liabilities(1)	(691)	—	—	(691)

		Fair Value Measurements at December 31, 2016
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale	$144,310	$—	$144,310	$—
Mortgage loans held-for-sale	252,712	—	252,712	—
Other assets(1)	7,111	—	—	7,111
Other liabilities(1)	(1,065)	—	—	(1,065)

(1)	Includes mortgage-related IRLCs and derivative financial instruments to hedge interest rate risk. IRLCs recorded on a gross basis.
The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2017 and 2016. The changes in the fair value of economic hedges are recorded in noninterest income from mortgage banking activities in the Consolidated Statements of Comprehensive Income and are designed to partially offset the change in fair value of the financial instruments referenced in the following table:

	As of or for the Year Ended December 31,
	2017		2016
(in thousands)	Other assets(1)	Other liabilities(1)	Other assets(1)	Other liabilities(1)
Beginning balance	$7,111	$(1,065)	$4,022	$(651)
Total gains (losses) included in earnings:
Issuances	24,763	(3,924)	31,188	(10,698)
Settlements and closed loans	(28,018)	4,298	(25,963)	10,284
Expirations	312	—	(2,136)	—
Ending balance	$4,168	$(691)	$7,111	$(1,065)

(1)	Includes mortgage-related IRLCs and derivative financial instruments executed to hedge interest rate risk.

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

		Fair Value Measurements at December 31, 2017
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$23,257	$—	$—	$23,257
ORE, net	4,993	—	—	4,993
Residential mortgage servicing rights	57,895	—	—	57,895
SBA servicing rights	1,027	—	—	1,027

		Fair Value Measurements at December 31, 2016
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$15,550	$—	$—	$15,550
ORE, net	3,223	—	—	3,223
Residential mortgage servicing rights	44,600	—	—	44,600

Quantitative Information about Level 3 Fair Value Measurements
The following table shows the valuation technique and range, including weighted average, of the significant unobservable inputs and assumptions used in the fair value measurement of the Company’s Level 3 assets and liabilities:

($ in thousands)	Fair Value at December 31,		Valuation Technique	Unobservable Inputs	Range/Weighted Average at December 31, 2017	Range/Weighted Average at December 31, 2016
	2017	2016
Nonrecurring:
Impaired loans	$23,257	$15,550	Appraised value less estimated selling costs	Estimated selling costs	0.00% - 10.00% 10.00%	0.00% - 10.00% 9.69%
Other real estate	4,993	3,223	Discounted appraisals less estimated selling costs	Estimated selling costs	0.00% - 10.00% 9.61%	0.00% - 10.00% 9.13%
Residential mortgage servicing rights	57,895	44,600	Discounted cash flows	Discount rate	9.64% - 11.13% 9.95%	9.64% - 11.13% 9.91%
				Modeled prepayment speeds	7.60% - 15.75% 8.19%	7.47% - 18.03% 7.98%
SBA servicing rights	1,027	—	Discounted cash flows	Discount rate	13.12%	N/A
				Modeled prepayment speeds	11.33%	N/A
Recurring:
IRLCs	$3,439	$3,231	Pricing model	Modeled pull-through ratio	83.14%	82.50%
Forward commitments	38	2,815	Investor pricing	Pricing spreads	90.00% - 104.94% 102.64%	90.00% - 106.14% 101.94%
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
Mortgage and SBA servicing rights are initially recorded at fair value when loans are sold with servicing retained. These assets are then amortized in proportion to and over the period of estimated net servicing income. On at least a quarterly basis, these servicing assets are assessed for impairment based on fair value. Management uses a model operated and maintained by an independent third party to assist in determining fair value which stratifies the servicing portfolio into homogeneous subsets with unique behavior characteristics. The model then converts those characteristics into income and expense streams, adjusts those streams for estimated prepayments, present values the adjusted streams, and combines the present values into a total. If the cost basis of any loan stratification tranche is higher than the present value of the tranche, an impairment is recorded. The Company periodically obtains an independent review of the valuation assumptions to validate the fair value estimate and the reasonableness of the assumptions used in measuring fair value. See Note 19 for additional disclosures related to assumptions used in the fair value calculation for mortgage and SBA servicing rights.
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

The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held-for-sale for which the fair value option (“FVO”) has been elected as of December 31, 2017 and 2016. There were no loans held-for-sale measured under FVO that were 90 days or more past due or in nonaccrual status at December 31, 2017 or 2016.

(in thousands)	Aggregate Fair Value December 31, 2017	Aggregate Unpaid Principal Balance at December 31, 2017	Aggregate Fair Value Over Unpaid Principal
Residential mortgage loans held-for-sale	$269,140	$262,315	$6,825

(in thousands)	Aggregate Fair Value December 31, 2016	Aggregate Unpaid Principal Balance at December 31, 2016	Aggregate Fair Value Over Unpaid Principal
Residential mortgage loans held-for-sale	$252,712	$250,095	$2,616
The net fair value gain (loss) related to mortgage banking activities for items measured at fair value pursuant to election of FVO was $4.2 million, $(2.8) million, and $464,000 for the years ended December 31, 2017, 2016, and 2015, respectively.
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
The following tables include the carrying amount and estimated fair value, as well as the level within the fair value hierarchy, of the Company’s financial instruments. The fair value estimates presented are based upon relevant information available to management as of December 31, 2017 and 2016:

		Fair Value Measurements at December 31, 2017
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial instruments (assets):
Cash and cash equivalents	$186,302	$186,302	$—	$—	$186,302
Investment securities available-for-sale	120,121	—	120,121	—	120,121
Investment securities held-to-maturity	21,689	—	17,684	4,001	21,685
Total loans, net (1)	3,908,949	—	269,140	3,466,838	3,735,978
Financial instruments (liabilities):
Noninterest-bearing demand deposits	1,125,598	—	—	1,125,598	1,125,598
Interest-bearing deposits	2,741,602	—	—	2,739,204	2,739,204
Short-term borrowings	150,580	—	150,580	—	150,580
Subordinated debt	120,587	—	114,402	—	114,402

		Fair Value Measurements at December 31, 2016
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial instruments (assets):
Cash and cash equivalents	$149,711	$149,711	$—	$—	$149,711
Investment securities available-for-sale	144,310	—	144,310	—	144,310
Investment securities held-to-maturity	16,583	—	12,438	4,096	16,534
Total loans, net (1)	3,737,761	—	252,712	3,236,345	3,489,057
Financial instruments (liabilities):
Noninterest-bearing demand deposits	964,900	—	—	964,900	964,900
Interest-bearing deposits	2,665,694	—	—	2,664,872	2,664,872
Short-term borrowings	243,351	—	243,351	—	243,351
Subordinated debt	120,454	—	114,537	—	114,537

(1)	Includes $269,140 and $252,712 in residential mortgage loans held-for-sale at December 31, 2017, and 2016, respectively, for which the Company has elected FVO.
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
For off-balance sheet instruments, fair values are based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing for loan commitments and letters of credit. Fees related to these instruments were immaterial at December 31, 2017 and 2016, and the carrying amounts represent a reasonable approximation of their fair values. Loan commitments, letters and lines of credit, and similar obligations typically have variable interest rates and clauses that deny funding if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the foregoing schedule.
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
Financial instruments with off-balance sheet risk at December 31, 2017, and 2016, are summarized in the following table:

	December 31,
(in thousands)	2017	2016
Loan commitments:
Commercial real estate, construction, and land development	$141,128	$105,707
Commercial	140,835	129,541
SBA	32,480	6,614
Home equity	119,660	100,618
Mortgage loans	65,503	55,226
Lines of credit	8,255	7,655
Standby letters of credit and bankers acceptances	2,578	528
Total loan commitments	$510,439	$405,889
18. Derivative Financial Instruments
(Losses)/gains of $(2.6) million, $2.7 million, and $2.0 million were recorded for the years ended December 31, 2017, 2016, and 2015, respectively, for all mortgage-related derivatives, and are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from mortgage banking activities. The Company’s derivative positions were as follows:

	Contract or Notional Amount as of December 31,
(in thousands)	2017	2016
Forward rate commitments	$430,389	$429,283
Interest rate lock commitments	172,293	174,835
Total derivatives contracts	$602,682	$604,118
The Company’s derivative contracts are not subject to master netting arrangements.
19. Certain Transfers of Financial Assets
Servicing rights
Loan servicing rights are recorded at the lower of cost or market and are amortized over the remaining service life of the underlying loans. The carrying value of the Company’s loan servicing assets is shown in the table below:

	December 31,
(in thousands)	2017	2016
Servicing rights
Residential mortgage	$100,679	$86,131
SBA	4,818	5,707
Indirect automobile	7,118	7,457
Total servicing rights	$112,615	$99,295
Residential Mortgage Loans
The Company originates and sells certain first-lien and second-lien residential mortgage loans to third party investors, primarily Fannie Mae, Ginnie Mae, and Freddie Mac. The Company retains the related mortgage servicing rights (“MSRs”) and receives servicing fees on certain of the first-lien residential mortgage loans. During the years ended December 31, 2017, and 2016, the Company sold $2.6 billion and $2.8 billion in residential mortgage loans, respectively.

The net gain on loan sales, MSRs impairment and amortization, and servicing fees are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from mortgage banking activities. During the years ended December 31, 2017, 2016, and 2015, the Company recorded gains on sales of residential mortgage loans of $76.4 million, $82.5 million, and $69.8 million, respectively. During the years ended December 31, 2017, 2016, and 2015, the Company recorded servicing fees of $22.2 million, $19.1 million, and $15.8 million, respectively.
The table below is an analysis of the activity in the Company’s MSRs and impairment:

	For the Years Ended December 31,
(in thousands)	2017	2016
Residential mortgage servicing rights
Beginning carrying value, net	$86,131	$72,766
Additions	28,874	28,207
Amortization	(13,660)	(15,213)
(Impairment) recovery, net	(666)	371
Ending carrying value, net	$100,679	$86,131

	For the Years Ended December 31,
(in thousands)	2017	2016
Residential mortgage servicing impairment
Beginning balance	$9,152	$9,523
Additions	7,081	15,119
Recoveries	(6,415)	(15,490)
Ending balance	$9,818	$9,152
The fair value of MSRs, key metrics, and the sensitivity of the fair value to adverse changes in model inputs and/or assumptions are summarized below:

	December 31,
($ in thousands)	2017	2016
Residential Mortgage Servicing Rights
Fair Value	$103,725	$88,502
Composition of residential loans serviced for others:
Fixed-rate	99.55%	99.47%
Adjustable-rate	0.45%	0.53%
Total	100.00%	100.00%
Weighted average remaining term (years)	25.7	25.7
Modeled prepayment speed	8.19%	7.98%
Decline in fair value due to a 10% adverse change	$(3,497)	$(2,918)
Decline in fair value due to a 20% adverse change	(6,796)	(5,643)
Weighted average discount rate	9.95%	9.91%
Decline in fair value due to a 10% adverse change	$(4,299)	$(3,619)
Decline in fair value due to a 20% adverse change	(8,223)	(6,889)
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

Information about the asset quality of residential mortgage loans serviced by the Company is shown in the table below.

Residential mortgage loans serviced	December 31, 2017			Net Charge-offs for the Year Ended December 31, 2017
	Unpaid Principal Balance
		Delinquent (days)
(in thousands)		30 to 89	90+
Serviced for others	$8,924,808	$145,059	$17,773	$—
Held-for-sale(1)	262,315	—	121	—
Held-for-investment(2)	487,805	11,405	17,036	(21)
Total residential mortgage loans serviced	$9,674,928	$156,464	$34,930	$(21)
(1) The fair value of the amount that was 90+ days past due was $109 after applicable discount recorded under the fair value option for mortgage loans held for sale.
(2) Delinquent loans held-for-investment include repurchased loans covered by Government Agency guarantees that were 30-89 days past due and 90+ days past due of $3,389 and $13,713, respectively.
Loans serviced for others are not included in the Consolidated Statements of Financial Condition as they are not assets of the Company.
Mortgage Recourse Liability
During the last five calendar years, the Company has sold approximately 50,000 loans with an aggregate principal balance of approximately $12.4 billion. Purchasers generally have recourse to return a sold loan to the Company under limited circumstances for the life of the loan. As seller, the Company has made various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance with origination criteria established by the purchasers. In the event of a breach of these representations and warranties, the Company is obligated to repurchase loans with identified defects and/or to indemnify the purchasers. Some of these conditions include underwriting errors or emissions, fraud or material misstatements, and invalid collateral values. The contractual obligation arises only when the breach of representations and warranties is discovered and repurchase/indemnification is demanded. Generally, the maximum amount the Company would be required to make would be equal to the unpaid principal balance of such loans that are deemed to have defects that were sold to purchasers, plus accrued interest and certain expenses. To date, the claims to the Company from the purchasers to be reimbursed for realized losses have been de minimis. In addition, the Company’s loan sale contracts define a condition in which the borrower defaults during a short period of time as an early payment default (“EPD”). In the event of an EPD, the Company may be required to return the premium paid for the loan, pay certain administrative fees, and may be required to repurchase the loan or indemnify the purchaser unless an EPD waiver is obtained. The Company also makes a number of representations and warranties that it will service the originated loans in accordance with investor servicing guidelines and standards.
Management recognizes the potential risk from costs related to breaches of representations and warranties made in connection with residential loan sales and subsequent required repurchases, indemnifications, and EPD claims. As a result, the Company has established a liability to cover potential costs related to these events based on historical experience, adjusted for any risk factors not captured in the historical losses, current business volume, and known claims outstanding. The recourse liability totaled $1.4 million at December 31, 2017, and 2016, and management believes this amount is adequate for potential exposure related to loan sale indemnification, repurchase loans, and EPD claims. There is a significant degree of judgment involved in estimating the recourse liability as the estimation process is inherently uncertain and subject to imprecision. Management will continue to monitor the adequacy of the reserve level and may decide that further additions to the reserve are appropriate in the future. However, there can be no assurance that the current balance of this reserve will prove sufficient to cover actual future losses.
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
SBA Loans
The Company customarily executes certain transfers of selected government loans, primarily SBA loans, with third parties in the secondary market. These loans are typically partially guaranteed by the SBA or otherwise credit enhanced and are generally secured by business property such as real estate, inventory, equipment, and accounts receivable. During the years ended December 31, 2017, and 2016, the Company sold $47.5 million and $63.1 million in SBA loans, respectively.
The Company retains the unguaranteed portion of the loans sold and receives servicing fees to service the loans as required under various government lending programs. The net gain on SBA loan sales, servicing rights amortization, impairment and servicing fees are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from SBA lending activities. During the years ended December 31, 2017, 2016, and 2015, the Company recorded gains on sales of SBA loans of $4.2 million, $4.5 million, and $3.4 million, respectively. During each of the years ended December 31, 2017, and 2016, the Company recorded servicing fees of $2.5 million. During the year ended December 31, 2015, the Company recorded servicing fees of $2.3 million.
The table below is an analysis of the activity in the Company’s SBA loan servicing rights and impairment:

	For the Years Ended December 31,
(in thousands)	2017	2016
SBA loan servicing rights
Beginning carrying value, net	$5,707	$5,358
Additions	1,240	1,669
Amortization	(1,995)	(1,563)
(Impairment) recovery, net	(134)	243
Ending carrying value, net	$4,818	$5,707

	For the Years Ended December 31,
(in thousands)	2017	2016
SBA servicing rights impairment
Beginning balance	$—	$243
Additions	134	—
Recoveries	—	(243)
Ending balance	$134	$—
The fair value of the SBA loan servicing rights, key metrics, and the sensitivity of the fair value to adverse changes in the model inputs/assumptions are summarized below:

	December 31,
($ in thousands)	2017	2016
SBA loan servicing rights
Fair value	$5,275	$6,424
Composition of loans serviced for others:
Fixed-rate	—%	0.19%
Adjustable-rate	100.00%	99.81%
Total	100.00%	100.00%
Weighted average remaining term (years)	18.9	19.6
Modeled prepayment speed	11.33%	8.62%
Decline in fair value due to a 10% adverse change	$(181)	$(161)
Decline in fair value due to a 20% adverse change	(351)	(314)
Weighted average discount rate	13.13%	13.13%
Decline in fair value due to a 10% adverse change	$(199)	$(226)
Decline in fair value due to a 20% adverse change	(384)	(443)
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
Information about the asset quality of SBA loans serviced by the Company is shown in the table below:

SBA loans serviced	December 31, 2017			Net Charge-offs for the Year Ended December 31, 2017
	Unpaid Principal Balance
		Delinquent (days)
(in thousands)		30 to 89	90+
Serviced for others	$261,425	$8,210	$1,957	$—
Held-for-sale	13,615	—	—	—
Held-for-investment	146,650	5,305	2,466	160
Total SBA loans serviced	$421,690	$13,515	$4,423	$160
Loans serviced for others are not included in the Consolidated Statements of Financial Condition as they are not assets of the Company.
Indirect Automobile Loans
The Company purchases, on a nonrecourse basis, consumer installment contracts secured by new and used vehicles purchased by consumers from franchised motor vehicle dealers and select independent dealers. A portion of the indirect automobile loans originated is sold with servicing retained and the Company receives servicing fees. During the years ended December 31, 2017, and 2016, the Company sold $431.2 million, and $510.5 million in indirect automobile loans, respectively.
The gain on loan sales and servicing fees are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from indirect lending activities. During the years ended December 31, 2017, 2016, and 2015, the Company recorded gains on sales of indirect automobile loans of $6.7 million, $9.1 million, and $12.4 million, respectively. During each of the years ended December 31, 2017, and 2016, the Company recorded servicing fees of $9.2 million. During the year ended December 31, 2015, the Company recorded servicing fees of $8.5 million.
The table below is an analysis of the activity in the Company’s indirect automobile loan servicing rights:

	For the Years Ended December 31,
(in thousands)	2017	2016
Indirect automobile loan servicing rights
Beginning carrying value	$7,457	$6,820
Additions	3,012	4,002
Amortization	(3,351)	(3,365)
Ending carrying value	$7,118	$7,457
The Company has not recorded impairment on its indirect automobile loan servicing rights.
The fair value of the indirect automobile loan servicing rights, key metrics, and the sensitivity of the fair value to adverse changes in model inputs/assumptions are summarized below:

	December 31,
($ in thousands)	2017	2016
Indirect loan servicing rights
Fair value	$7,436	$7,579
Composition of loans serviced for others:
Fixed-rate	100%	100%
Adjustable-rate	—%	—%
Total	100%	100%
Weighted average remaining term (years)	4.5	4.8
Modeled prepayment speed	20.59%	18.95%
Decline in fair value due to a 10% adverse change	$(192)	$(190)
Decline in fair value due to a 20% adverse change	(377)	(371)
Weighted average discount rate	7.18%	6.94%
Decline in fair value due to a 10% adverse change	$(69)	$(71)
Decline in fair value due to a 20% adverse change	(137)	(141)
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
Information about the asset quality of the indirect automobile loans serviced by the Company is shown in the table below:

Indirect automobile loans serviced	December 31, 2017			Net Charge-offs for the Year Ended December 31, 2017
	Unpaid Principal Balance
		Delinquent (days)
(in thousands)		30 to 89	90+
Serviced for others	$1,056,509	$3,850	$3,916	$2,874
Held-for-sale	75,000	—	—	—
Held-for-investment	1,716,156	4,635	4,219	4,679
Total indirect automobile loans serviced	$2,847,665	$8,485	$8,135	$7,553
Loans serviced for others are not included in the Consolidated Statements of Financial Condition as they are not assets of the Company.
20. Other Noninterest Income and Expense
Other noninterest income and expense for the years ended December 31, 2017, 2016, and 2015, consisted of the following:

	Years Ended December 31,
(in thousands)	2017	2016	2015
Other noninterest income:
Gain on sale of ORE, net	$659	$859	$3,084
Trust and investment management income	1,288	628	470
Other operating income	1,044	1,145	2,338
Total	$2,991	$2,632	$5,892

Other noninterest expenses:
Communications	$5,549	$4,938	$4,336
Lending expenses	5,656	7,222	6,390
ORE expenses, net	1,245	2,667	1,737
Employee expenses	3,508	3,722	3,204
Advertising and promotion	2,059	2,188	2,012
FDIC insurance premium	3,430	2,682	1,886
Other operating expenses	14,977	13,896	11,172
Total	$36,424	$37,315	$30,737

21. Condensed Financial Information of Fidelity Southern Corporation (Parent Company Only)
Financial information pertaining only to Fidelity Southern Corporation is as follows:
Condensed Balance Sheets

	December 31,
(in thousands)	2017	2016
Assets
Cash held at bank subsidiary	$9,121	$6,659
Land	109	109
Investment in bank subsidiary	423,034	386,444
Investments in and amounts due from non-bank subsidiaries	2,121	3,124
Subordinated loan to bank subsidiary	10,000	10,000
Other assets	3,689	2,829
Total assets	$448,074	$409,165

Liabilities
Subordinated debt	$46,389	$46,380
Other liabilities	53	138
Total liabilities	46,442	46,518
Shareholders’ Equity
Preferred stock	—	—
Common stock	217,555	205,309
Accumulated other comprehensive income	383	692
Retained earnings	183,694	156,646
Total shareholders’ equity	401,632	362,647
Total liabilities and shareholders’ equity	$448,074	$409,165

Condensed Statements of Income

	Years Ended December 31,
(in thousands)	2017	2016	2015
Interest income
Deposits in bank subsidiary	$—	$7	$9
Subordinated loan to bank subsidiary	437	385	343
Total interest income	437	392	352
Interest expense on subordinated debt	1,550	1,311	1,122
Net interest expense	(1,113)	(919)	(770)
Noninterest income
Dividends from subsidiaries (1)	10,500	6,800	3,500
Other	107	104	98
Total noninterest income	10,607	6,904	3,598
Noninterest expense	1,269	1,983	2,825
Gain before income taxes and equity in undistributed net income of subsidiaries	8,225	4,002	3
Income tax benefit	(299)	(1,083)	(1,492)
Income before equity in undistributed net income of subsidiaries	8,524	5,085	1,495
Equity in undistributed net income of subsidiaries	31,272	33,681	37,640
Net income	$39,796	$38,766	$39,135
(1) Dividend income is primarily received from the bank subsidiary

Condensed Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2017	2016	2015
Operating Activities:
Net income	$39,796	$38,766	$39,135
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(31,272)	(33,681)	(37,640)
(Increase) decrease in other assets	(860)	(1,466)	371
(Decrease) increase in other liabilities	(76)	69	(118)
Share based compensation included in undistributed earnings	4,624	3,544	1,468
Net cash provided by operating activities	12,212	7,232	3,216

Investing Activities:
Net increase in investment in subsidiaries	(4,624)	(1,729)	(1,091)
Net cash used in investing activities	(4,624)	(1,729)	(1,091)

Financing Activities:
Repurchase of common stock	(1,673)	(821)	(796)
Proceeds from issuance of common stock	9,295	10,153	6,348
Cash dividends paid	(12,748)	(12,187)	(8,630)
Net cash used in financing activities	(5,126)	(2,855)	(3,078)
Net increase (decrease) in cash and cash equivalents	2,462	2,648	(953)
Cash and cash equivalents, beginning of year	6,659	4,011	4,964
Cash and cash equivalents, end of year	$9,121	$6,659	$4,011

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.        Controls and Procedures
Report of Management on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017, as stated in our report which is included elsewhere herein.
The effectiveness of internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
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
Changes in Internal Control over Financial Reporting
There has been no change in Fidelity’s internal control over financial reporting during the three months ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, Fidelity’s internal control over financial reporting.
Item 9B.        Other Information
None.

PART III
Item 10.        Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated herein by reference to the information that appears under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Meetings and Committees of the Board of Directors,” in our Proxy Statement for the 2018 Annual Meeting of Shareholders (“Proxy Statement”). Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of Fidelity is included in Item 1 of this Annual Report on Form 10-K.
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

3.	Exhibits
The exhibits filed herewith or incorporated by reference to exhibits previously filed with the SEC are set forth in Item 15(b)

(b)	Exhibits
The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:

Exhibit No.	Name of Exhibit

2(a)
Agreement and Plan of Merger dated as of October 26, 2015 by and between Fidelity Southern Corporation and American Enterprise Bankshares, Inc. (incorporated by reference to Fidelity Southern Corporation's Form 8-K filed October 27, 2015)
*

2(b)
Second Amendment to Agreement and Plan of Merger dated as of February 25, 2016 by and between Fidelity Southern Corporation and American Enterprise Bankshares, Inc. (incorporated by reference from Exhibit 2.1 to Fidelity Southern Corporation's Form 8-K filed March 2, 2016)
*

3(a)
Amended and Restated Articles of Incorporation of Fidelity Southern Corporation, as amended effective December 16, 2008 (incorporated by reference from Exhibit 3(a) to Fidelity Southern Corporation's Form 10-K filed March 17, 2009)
*

3(b)	Articles of Amendment to the Articles of Incorporation of Fidelity Southern Corporation (incorporated by reference from Exhibit 3.1 to Fidelity Southern Corporation's Form 8-K filed November 23, 2010)		*

3(c)
Bylaws of Fidelity Southern Corporation, as amended (incorporated by reference from Exhibit 3(b) to Fidelity Southern Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)
*

3(d)	Amendment to Bylaws of Fidelity Southern Corporation (incorporated by reference from Exhibit 3.2 to Fidelity Southern Corporation's Form 8-K filed November 23, 2010)		*

4(a)	See Exhibits 3(a) and 3(b) for provisions of the Amended and Restated Articles of Incorporation, as amended, and Bylaws, which define the rights of the shareholders		*

4(b)
Form of Global Note representing the Fixed/Floating Rate Subordinated Notes due 2030 of Fidelity Bank (incorporated by reference from Exhibit 4.1 to Fidelity Southern Corporation’s Form 8-K filed June 3, 2015)
		4/2/2030	*

10(a) #
Fidelity Southern Corporation Defined Contribution Master Plan and Trust Agreement and related Adoption Agreement, as amended (incorporated by reference from Exhibit 10(a) to Fidelity Southern Corporation's Registration Statement on Form 10 filed August 27, 1993, Commission File No. 0-22374)
*

10(b) #	Amended and Restated Supplemental Deferred Compensation Plan (incorporated by reference from Exhibit 10.7 to Fidelity Southern Corporation's Form 8-K filed January 25, 2006)		*

10(c) #	Fidelity Southern Corporation Equity Incentive Plan dated April 27, 2006, (incorporated by reference from Exhibit 10.1 to Fidelity Southern Corporation's Form 8-K filed May 3, 2006)		*

10(d) #	First Amendment to the 2006 Fidelity Southern Corporation Equity Incentive Plan (incorporated by reference from Exhibit 99(a) to Fidelity Southern Corporation's Form S-8 filed June 17, 2011)		*

10(e) #	Second Amendment to the 2006 Fidelity Southern Corporation Equity Incentive Plan (incorporated by reference from Exhibit 99(a) to Fidelity Southern Corporation's Form S-8 filed August 21, 2012)		*

10(f) #
Forms of Stock Option Agreements for the Fidelity Southern Corporation Equity Incentive Plan dated April 27, 2006 (incorporated by reference from Exhibit 10.1 to Fidelity Southern Corporation's Form 8-K filed January 18, 2007)
*

10(g)	Warrant to Purchase up to 2,266,458 shares of Common Stock, dated December 19, 2008 (incorporated by reference from Exhibit 4.1 to Fidelity Southern Corporation's Form 8-K filed December 19, 2008)		*

10(h)
Letter Agreement, dated December 19, 2008, including Securities Purchase Agreement-Standard Terms, incorporated by reference therein, between the Company and the United States Department of the Treasury (incorporated by reference from Exhibit 10.1 to Fidelity Southern Corporation's Form 8-K filed December 19, 2008)
*

10(i)	Securities Purchase Agreement dated May 26, 2011 (incorporated by reference from Exhibit 10.1 to Fidelity Southern Corporation's Form 8-K filed May 26, 2011)	*

10(j)	Registration Rights Agreement dated May 26, 2011 (incorporated by reference from Exhibit 10.2 to Fidelity Southern Corporation's Form 8-K filed May 26, 2011)	*

10(k) #
Incentive Compensation Agreement by and among Fidelity Southern Corporation, Fidelity Bank, and Stephen H. Brolly effective January 1, 2015 (incorporated by reference from Exhibit 10.3 to Fidelity Southern Corporation's Form 8-K filed December 24, 2014)
*

10(l) #
Incentive Compensation Agreement by and among Fidelity Southern Corporation, Fidelity Bank, and David Buchanan effective January 1, 2015 (incorporated by reference from Exhibit 10.4 to Fidelity Southern Corporation's Form 8-K filed December 24, 2014)
*

10(m) #
Executive Continuity Agreement by and among Fidelity Southern Corporation, Fidelity Bank, and Stephen H. Brolly effective January 1, 2015 (incorporated by reference from Exhibit 10.5 to Fidelity Southern Corporation's Form 8-K filed December 24, 2014)
*

10(n) #
Executive Continuity Agreement by and among Fidelity Southern Corporation, Fidelity Bank, and David Buchanan effective January 1, 2015 (incorporated by reference from Exhibit 10.6 to Fidelity Southern Corporation's Form 8-K filed December 24, 2014)
*

10(o) #
Salary Continuation Agreement by and between Fidelity Bank and James B. Miller, Jr. effective January 1, 2015 (incorporated by reference from Exhibit 10.7 to Fidelity Southern Corporation's Form 8-K filed December 24, 2014)
*

10(p) #
Salary Continuation Agreement by and between Fidelity Bank and H. Palmer Proctor, Jr. effective January 1, 2015 (incorporated by reference from Exhibit 10.8 to Fidelity Southern Corporation's Form 8-K filed December 24, 2014)
*

10(q) #
Salary Continuation Agreement by and between Fidelity Bank and Stephen H. Brolly effective January 1, 2015 (incorporated by reference from Exhibit 10.9 to Fidelity Southern Corporation's Form 8-K filed December 24, 2014)
*

10(r) #
Salary Continuation Agreement by and between Fidelity Bank and David Buchanan effective January 1, 2015 (incorporated by reference from Exhibit 10.10 to Fidelity Southern Corporation's Form 8-K filed December 24, 2014)
*

10(s) #
Form of Split Dollar Life Insurance Agreement by and between Fidelity Bank and each Fidelity officer entering into Salary Continuation Agreements (incorporated by reference from Exhibit 10.11 to Fidelity Southern Corporation's Form 8-K filed December 24, 2014)
*

10(t)	Form of Note Purchase Agreement (incorporated by reference from Exhibit 10.1 to Fidelity Southern Corporation’s Form 8-K filed June 3, 2015)	*

10(u) #	Executive Continuity Agreement by and among Fidelity Southern Corporation, Fidelity Bank and Charles D. Christy effective June 26, 2017	**

10(v) #	Agreement by and among Fidelity Southern Corporation, Fidelity Bank and Stephen S. Brolly effective June 26, 2017	**

10(w) #	Employment Agreement by and among Fidelity Southern Corporation, Fidelity Bank, and James B. Miller, Jr. effective January 1, 2018	**

10(x) #	Employment Agreement by and among Fidelity Southern Corporation, Fidelity Bank, and H.Palmer Proctor, Jr. effective January 1, 2018	**

10(y) #	Amendment to Executive Continuity Agreement by and among Fidelity Southern Corporation, Fidelity Bank and Charles D. Christy effective March 8, 2018	**

10(z) #	Amendment to Executive Continuity Agreement by and among Fidelity Southern Corporation, Fidelity Bank and David Buchanan effective March 8, 2018	**

10(aa) #	Form of Split Dollar Agreement and Endorsement by and between Fidelity Bank and certain executive officers of Fidelity Southern Corporation, effective March 19, 2015	**

21	Subsidiaries of Fidelity Southern Corporation	**

23	Consent of Ernst & Young LLP	**

24	Powers of Attorney (included on signature page hereto)	**

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

101
The following materials from Fidelity Southern Corporation's Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (extensible Business Reporting language) (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to the financial statements (Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in this Exhibit is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934)
**

#	Indicates director and management contracts or compensatory plans or arrangements.
*	Incorporated by reference
**	Filed herewith

(c)	Financial Statement Schedules.
Item 16.        Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Fidelity Southern Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY SOUTHERN CORPORATION
(Registrant)

Date:	March 16, 2018	BY:	/s/ JAMES B. MILLER, JR.
James B. Miller, Jr.
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date:	March 16, 2018	BY:	/s/ CHARLES D. CHRISTY
Charles D. Christy
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY AND SIGNATURES
Know all men by these presents, that each person whose signature appears below constitutes and appoints James B. Miller, Jr. and Charles D. Christy, or either of them, as attorney-in-fact, with each having the power of substitution and resubstitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of Fidelity Southern Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES B. MILLER, JR.	Chairman of the Board and Director	March 16, 2018
James B. Miller, Jr.	(Principal Executive Officer)

/s/ CHARLES D. CHRISTY	Chief Financial Officer (Principal	March 16, 2018
Charles D. Christy	Financial and Accounting Officer)

/s/ DAVID R. BOCKEL	Director	March 16, 2018
Major General (Ret) David R. Bockel

/s/ WM. MILLARD CHOATE	Director	March 16, 2018
Wm. Millard Choate

/s/ DONALD A. HARP, JR.	Director	March 16, 2018
Dr. Donald A. Harp, Jr.

/s/ KEVIN S. KING	Director	March 16, 2018
Kevin S. King

/s/ WILLIAM C. LANKFORD, JR.	Director	March 16, 2018
William C. Lankford, Jr.

/s/ H. PALMER PROCTOR, JR.	Director	March 16, 2018
H. Palmer Proctor, Jr.

/s/ W. CLYDE SHEPHERD III	Director	March 16, 2018
W. Clyde Shepherd III

/s/ RANKIN M. SMITH, JR.	Director	March 16, 2018
Rankin M. Smith, Jr.

/s/ RODNEY D. BULLARD	Director	March 16, 2018
Rodney D. Bullard

/s/ GLORIA O'NEAL	Director	March 16, 2018
Gloria O'Neal

EXHIBIT INDEX

Exhibit No.	Name of Exhibit

21	Subsidiaries of Fidelity Southern Corporation

23	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.